Form 10-K
period 2005-12-31
Live Nation, Inc.
filed 2006-03-21
CIK 1335258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 001-32601

LIVE NATION, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3247759
(State of Incorporation)	(I.R.S. Employer Identification No.)

9348 Civic Center Drive
Beverly Hills, CA 90210
(Address of principal executive offices, including zip code)

(310) 867-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 Par Value per Share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

On June 30, 2005, the registrant’s common stock was not publicly traded.

On February 28, 2006, there were 63,798,312 outstanding shares of Common Stock, excluding 3,376,600 shares held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE

None

LIVE NATION, INC.

PART I

Special Note About Forward-Looking Statements

Certain statements contained in this Form 10-K (or otherwise made by us or on our behalf from time to time in other reports, filings with the Securities and Exchange Commission, news releases, conferences, World Wide Web postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, notwithstanding that such statements are not specifically identified. Forward-looking statements include, but are not limited to, statements about our financial position, business strategy, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition, the effects of future legislation or regulations and plans and objectives of our management for future operations. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. Use of the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “outlook,” “could,” “target,” “project,” “seek,” “predict,” or variations of such words and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth under Item 1A. — Risk Factors as well as other factors described herein or in our annual, quarterly and other reports we file with the Securities and Exchange Commission (collectively, “cautionary statements”). Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. We do not intend to update these forward-looking statements, except as required by applicable law.

“Live Nation” (which may be referred to as the “Company”, “we”, “us” or “our”) means Live Nation, Inc. and its subsidiaries, or one of our segments, as the context requires.

Item 1.	Business

Our Company

We believe we are one of the world’s largest diversified venue operators for, and promoters and producers of, live entertainment events. For the year ended December 31, 2005, we promoted, produced or hosted over 29,500 events, including music concerts, theatrical performances, specialized motor sports and other events, with total attendance nearing 60 million. In addition, we believe we operate one of the largest networks of venues used principally for music concerts and theatrical performances in the United States and Europe. As of December 31, 2005, we owned or operated 119 venues, consisting of 77 domestic and 42 international venues. These venues include 37 amphitheaters, 61 theaters, 15 clubs, four arenas and two festival sites. In addition, through equity, booking or similar arrangements we have the right to book events at 34 additional venues. For the year ended December 31, 2005, we generated revenues of approximately $2.9 billion. Approximately 90% of our total revenues for 2005 resulted from revenues related to our owned or operated venues and from our promotion or production of music concerts and theatrical performances.

In addition, we believe we are a leading integrated sports marketing and management company specializing in the representation of sports athletes.

Our principal executive offices are located at 9348 Civic Center Drive, Beverly Hills, California 90210 (telephone: 310-867-7000).

Our History

We were formed through acquisitions of various entertainment businesses and assets by our predecessors. On August 1, 2000, Clear Channel Communications, Inc. (“Clear Channel” or “Clear Channel Communications”) acquired our live entertainment business, which was initially formed in 1997. On August 2, 2005, we were incorporated in our current form as a Delaware corporation to own substantially all of the entertainment business of Clear Channel Communications. On December 21, 2005, the separation of the business previously conducted by Clear Channel’s live entertainment segment and sports representation business, now comprising our business, and the distribution by Clear Channel of all of our common stock to its shareholders, was completed in a tax free spin- off (the “Distribution,” the “Separation” or the “spin-off”). Following our separation from Clear Channel, we became a separate publicly traded company on the New York Stock Exchange (NYSE: LYV) on December 21, 2005. In connection with the Separation, we issued, through one of our subsidiaries, $40.0 million of redeemable preferred stock and borrowed $325.0 million under a new credit agreement. We used the proceeds to repay $220.0 million of debt owed to Clear Channel Communications and Clear Channel Communications contributed to our capital the remaining balance owed them. See “—  Recent Developments”.

Live Music Industry

The live music industry includes concert promotion and production, set design, venue and concession operation. Our main competitors in the North American live music industry include Anschutz Entertainment Group, which operates under a number of different names, House of Blues Entertainment, Inc., and SMG Entertainment, Inc. We also compete with numerous smaller national and regional companies in the United States and Europe.

According to Pollstar, a leading publisher of concert industry data, from 2003 to 2005, North American gross concert revenues increased from $2.5 billion to $3.1 billion, a compounded annual growth rate of approximately 11%. In the 2003 to 2005 period, our global music revenues, comprised of gross concert revenues, increased from $2.1 billion to $2.3 billion, a compounded annual growth rate of 6%. We believe this growth was primarily due to increasing ticket prices for top-grossing acts and the continued willingness of these acts such as Madonna, The Rolling Stones and U2 to continue touring. According to Pollstar, while industry revenues increased from 2004 to 2005, ticket sales for the top 100 tours (representing approximately 67% of total domestic concert ticket revenues) declined by 3.5%. Although total attendance at our owned and operated amphitheaters declined in 2005 as compared to 2004 as a result of fewer events, the average per show attendance at these venues actually increased 7%. We believe that this increase in average attendance was driven by a decrease in the average ticket price by 6% during 2005.

Typically, to initiate live entertainment events or tours, booking agents directly contract with performers to represent them for defined periods. Booking agents then contact promoters, who will contract with them or directly with performers to arrange events. Booking agents generally receive fixed or percentage fees from performers for their services. Promoters earn revenues primarily from the sale of tickets, as well as percentages of revenues from concessions. Performers are paid by the promoter under one of several different formulas, which may include fixed guarantees, percentages of ticket sales or the greater of guaranteed amounts or profit sharing payments based on gross ticket revenues. In addition, promoters may also reimburse performers for certain costs of production, such as sound and lights. Under guaranteed payment formulas, promoters assume the risks of unprofitable events. Promoters may renegotiate lower guarantees or cancel events because of insufficient ticket sales in order to reduce their losses. Promoters can also reduce the risk of losses by entering into global or national touring agreements with performers and including the right to offset lower ticket revenue shows with higher performing shows on the tour in the determination of overall artist fees.

For musical tours, one to four months typically elapse between booking performers and the first performances. Promoters, in conjunction with performers, managers and agents, set ticket prices and advertise events to cover expenses. Promoters market events, sell tickets, rent or otherwise provide venues (if not provided by booking agents) and arrange for local production services, such as stages and sets.

Venue operators typically contract with promoters to rent their venues for specific events on specific dates. Venue operators provide services such as concessions, parking, security, ushering and ticket-taking, and receive some or all of the revenues from concessions, merchandise, sponsorships, parking and premium seats. For the events they host, venue operators typically receive fixed fees or percentages of ticket sales, as well as percentages of total concession sales from the vendors and percentages of total merchandise sales from the merchandisers.

Industry participants, including ourselves, often perform one or more of the booking, promotion and venue operation functions.

Theatrical Industry

The theatrical industry includes groups engaged in promoting, which is generally referred to in the theater industry as “presenting,” and producing live theatrical presentations, as well as operating venues. Our main North American competitors in the theatrical industry include Nederlander Producing Company of America, Mirvish Productions, The Shubert Organization, The Walt Disney Company and Jujamcyn Theaters, as well as smaller regional players. In Europe, our competitors include Cameron Mackintosh, Really Useful Theater Group and Ambassadors Theatre Group, as well as smaller regional players.

According to data from members of The League of American Theatres and Producers, Inc., or the League, gross ticket sales for the North American theatrical industry of touring Broadway theatrical performances has increased from $642 million during the 2002-2003 season to $934 million during the 2004-2005 season, a compounded annual growth rate of 21%. In the 2003 to 2005 period, our global theater revenues slightly decreased from $318.2 million to $317.0 million based on fewer profitable shows that we had the rights to present.

Live theater consists mainly of productions of existing musicals and dramatic works and the development of new works. While musicals require greater investments of time and capital than dramatic productions, they are more likely to become touring theatrical shows. For existing musicals, 12 to 24 months typically elapse between producers’ acquisitions of theatrical stage rights and the first performances. During this time the producers assemble touring companies and ready the shows for tours. In comparison, dramatic productions typically have smaller production budgets, shorter pre-production periods, lower operating costs and tend to occupy smaller theaters for shorter runs as compared to musicals.

Producers of touring theatrical shows first acquire the rights to works from their owners, who typically receive royalty payments in return. Producers then assemble casts, hire directors and arrange for the design and construction of sets and costumes. Producers also arrange transportation and schedule shows with local presenters. Local presenters, who generally operate or have relationships with venues, provide all local services such as selling tickets, hiring local personnel, buying advertising and paying fixed guarantees to producers. Presenters then have the right to recover the guarantees plus their local costs from ticket revenues. Presenters and producers share any remaining ticket revenues. North American venues often sell tickets for touring theatrical performances through “subscription series,” which are pre-sold season tickets for a defined number of shows in given venues.

In order to secure exclusive touring rights, investors may take equity positions in Broadway (New York) or West End (London) shows. Touring rights are generally granted to investors for three to four years. After investors have received complete return of their investments, net profits are generally split between the limited partners and producers.

Other

Specialized Motor Sports Industry

The specialized motor sports industry includes promoters and producers of specialized motor sports events as well as venue operators. Typical events include motorcycle road racing, supercross racing, monster truck shows, freestyle motocross events and other similar events. Our main competitors in the specialized motor sports industry are primarily smaller regional promoters. On a broader level, we compete against other outdoor motor sports such as the National Association for Stock Car Auto Racing, or NASCAR, and the Indy Racing League, or IRL, in the United States.

In general, most suitable markets where we operate host one to four motor sports events each year, with larger markets hosting more performances. Venue operators of stadiums and arenas typically work with producers and promoters to schedule individual events or full seasons of events. Corporate sponsorships and television exposure are important financial components that contribute to the success of a single event or a season of events.

Specialized motor sports events make up a growing segment of the live entertainment industry. This growth has resulted from additional demand in existing markets and new demand in markets where arenas and stadiums have been built. The increasing popularity of specialized motor sports over the last several years has coincided with the increased popularity of other professional motor sports events, such as professional auto racing, including NASCAR and IRL. A number of events are also broadcast domestically and internationally.

Sports Representation Industry

The sports representation industry generally encompasses the negotiation of player contracts and the creation and evaluation of endorsement, promotional and other business opportunities for clients. Sports agents may also provide ancillary services, such as financial advisory or management services to their clients. Our primary competition in the sports representation industry are other sports representation agencies such as International Management Group, or IMG, Octagon Worldwide, and Gaylord Sports Management, as well as regional agencies and individual agents.

Our Business

We operate in two reportable business segments: global music and global theater. In addition, we operate in the specialized motor sports, sport representation and other businesses, which are included under “other.”

Information related to the operating segments of our global music, global theater and other operations for 2005, 2004 and 2003 is included in Note M — Segment Data in the Notes to Consolidated and Combined Financial Statements in Item 8 of this Annual Report.

Global Music.  Our global music business principally involves the promotion or production of live music shows and tours by music artists in our owned and operated venues and in rented third-party venues. For the year ended December 31, 2005, our global music business generated approximately $2.3 billion, or 79%, of our total revenues. We promoted or produced over 10,000 events in 2005, including tours for artists such as U2, Paul McCartney, Dave Matthews Band and Toby Keith. In addition, we produced several large festivals in Europe, including Rock Werchter in Belgium, the North Sea Jazz Festival in Holland, and the Reading Festival in the United Kingdom. While our global music business operates year-round, we experience higher revenues during the second and third quarters due to the seasonal nature of our amphitheaters and international festivals, which are primarily used during or occur in May through September.

Global Theater.  Our global theater business presents and produces touring and other theatrical performances. Our touring theatrical performances consist primarily of revivals of previous commercial successes and new productions of theatrical performances playing on Broadway in New York City or the West End in London. For the year ended December 31, 2005, our global theater business generated approximately $317.0 million, or 11%, of our total revenues. In 2005, we presented or produced over 14,000 theatrical performances of productions such as The Producers, The Lion King, Mamma Mia!, Hairspray, Movin’ Out, Phantom of the Opera and Chicago. We pre-sell tickets for our touring shows in approximately 46 touring markets through Broadway Across America, one of the largest subscription series in the United States and Canada. While our global theater business operates year-round, we experience higher revenues during September through April, which coincides with the theatrical touring season.

Other.  We believe we are one of the largest promoters and producers of specialized motor sports events, primarily in North America. In 2005, we held over 500 events in stadiums, arenas and other venues including monster truck shows, supercross races, motocross races, freestyle motocross events, motorcycle road racing and dirt track motorcycle racing. In addition, we own numerous trademarked properties, including monster trucks such as Grave Diggertm and Blue Thundertm, which generate additional licensing revenues. While our specialized motor sports business operates year-round, we experience higher revenues during January through March, which is the period when a larger number of specialized motor sports events occur.

We also provide integrated sports marketing and management services, primarily for professional athletes. Our marketing and management services generally involve our negotiation of player contracts with professional sports teams and of endorsement contracts with major brands. As of December 31, 2005, we had approximately 600 clients, including Kobe Bryant (basketball), David Ortiz (baseball), Tom Lehman (golf), Andy Roddick (tennis), Roy E. Williams (football) and Steven Gerrard (soccer).

We also promote and produce other live entertainment events, including family shows, such as Dora the Explorer and Blue’s Clues. In addition, we distribute television shows and DVDs, including Motley Crue: Carnival of Sins and Ozzfest: 10th Year Anniversary Tour.

For the year ended December 31, 2005, businesses included under “other” generated approximately $298.5 million, or 10%, of our total revenues.

Our Business Activities

We principally act in the following capacities, performing one, some or all of these roles in connection with our events and tours:

Venue Operation.  As a venue operator, we contract with promoters to rent our venues for events and provide related services such as concessions, merchandising, parking, security, ushering and ticket-taking. We generate revenues primarily from rental income, ticket service charges, premium seating and venue sponsorships, as well as sharing in percentages of concessions, merchandise and parking. Revenues generated from venue operations typically have a higher margin than promotion or production revenues and therefore typically have a more direct relationship to operating income.

Sponsorships and Advertising.  We actively pursue the sale of national and local sponsorships and placement of advertising, including signage, promotional programs, naming of subscription series and tour sponsorships. Many of our venues also have name-in-title sponsorship programs. We believe national sponsorships allow us to maximize our network of venues and to arrange multi-venue branding opportunities for advertisers. Our national sponsorship programs have included companies such as American Express, Anheuser Busch and Coca-Cola. Our local and venue-focused sponsorships include venue signage, promotional programs, on-site activation, hospitality and tickets, and are derived from a variety of companies across various industry categories. Revenues generated from sponsorships and advertising typically have a higher margin than promotion or production revenues and therefore typically have a more direct relationship to operating income.

Promotion.  As a promoter, we typically book performers, arrange performances and tours, secure venues, provide for third-party production services, sell tickets and advertise events to attract audiences. We earn revenues primarily from the sale of tickets and pay performers under one of several formulas, including a fixed guaranteed amount and/or a percentage of ticket sales. For each event, we either use a venue we own or operate, or rent a third-party venue. In our global theater business, we generally refer to promotion as presentation. Revenues related to promotion activities represent the majority of our consolidated and combined revenues. These revenues are generally related to the volume of ticket sales and ticket prices. Event costs, included in divisional operating expenses, such as artist and production service expenses are typically substantial in relation to the revenues. As a result, significant increases or decreases in promotion revenue do not typically result in comparable changes to operating income.

Production.  As a producer, we generally develop event content, hire directors and artistic talent, develop sets and costumes, and coordinate the actual performances of the events. We produce tours on a global, national and regional basis. We generate revenues from fixed production fees and by sharing in a percentage of event or tour profits primarily related to the sale of tickets, merchandise and event and tour sponsorships. These production revenues are generally related to the size and profitability of the production. Production costs, included in divisional operating expenses, are typically substantial in relation to the revenues. As a result, significant increases or decreases in production revenue do not typically result in comparable changes to operating income.

Operating Segments

Global Music

Within our global music segment, we are engaged in owning and operating concert venues, selling sponsorships and advertising and promoting and presenting music events and tours. Our global music business principally involves the promotion and production of live music performances and tours by music artists in venues owned and operated by us and in third-party venues rented by us.

The musical venues we operate consist primarily of amphitheaters and music theaters. We typically receive higher music profits from events in venues we own due to our ability to share in a greater percentage of revenues received from concession and merchandise sales as well as the opportunity to sell sponsorships for venue naming rights and other display advertising.

In the live music industry, concert venues generally consist of:

•	Stadiums — Stadiums are multi-purpose facilities, often housing local sports teams. Stadiums typically have 30,000 or more seats. Although they are the largest venues available for live music, they are not specifically designed for live music. At December 31, 2005, we did not own or lease any stadiums, although on occasion we may rent them for certain music events.

•	Amphitheaters — Amphitheaters are generally outdoor venues with between 5,000 and 30,000 seats that are used primarily in the summer season. We believe they are popular because they are designed specifically for concert events, with premium seat packages and better lines of sight and acoustics. At December 31, 2005, we owned 14 and leased 23 amphitheaters.

•	Arenas — Arenas are indoor venues that are used as multi-purpose facilities, often housing local sports teams. Arenas typically have between 5,000 and 20,000 seats. Because they are indoors, they are able to offer amenities other similar-sized outdoor venues cannot such as luxury suites and premium club memberships. As a result, we believe they have become increasingly popular for higher-priced concerts aimed at audiences willing to pay for these amenities. At December 31, 2005, we owned one and leased two arenas.

•	Theaters — Theaters are indoor venues that are built specifically for musical and theatrical events, but in some cases with minimal aesthetic and acoustic consideration. These venues typically have less than 5,000 seats. Because of their small size, they do not offer as much economic upside on a per show basis but as they can be used year-round, unlike an amphitheater, they can generate profits similar to an amphitheater. Theaters represent less risk to concert promoters because they have lower fixed costs associated with hosting a concert and may provide a more appropriately sized venue for developing artists. At December 31, 2005, we owned six and leased 17 theaters.

•	Clubs — Clubs are indoor venues that are built specifically for musical events, but in some cases with minimal aesthetic and acoustic consideration. These venues typically have less than 1,000 seats and often without full fixed seating. Because of their small size, they do not offer as much economic upside, but they also represent less of a risk to a concert promoter because they have lower fixed costs associated with hosting a concert and also may provide a more appropriate size venue for developing artists. Clubs can also be used year-round and can therefore generate higher profits for the year, even though per show profits are lower. At December 31, 2005, we owned three and leased 11 clubs.

•	Festival Sites — Festival sites are outdoor locations used primarily in the summer season to stage day-long or multi-day concert events featuring several performers. Depending on the location, festival site capacities can range from 10,000 to 120,000. We believe they are popular because of the value provided to the fan by packaging several performers for a day-long or multi-day event. While festival sites only host a few events each year, they can provide higher operating income because they have lower costs associated with producing the event and maintaining the site. At December 31, 2005, we owned two festival sites.

We own or operate domestic and international music venues in the following locations:

North American Music Venues:

	DMA®
	Region	Type of Venue
City, State	Rank*	Amphitheater	Theater		Club		Festival Site

New York, NY	1		•
Holmdel, NJ	1	•
Wantagh, NY	1	•
Westbury, NY	1		•
Los Angeles, CA	2		•
Devore, CA	2	•
Irvine, CA	2	•
Chicago, IL	3	•
Tinley Park, IL	3	•
Philadelphia, PA	4				•
Camden, NJ	4	•
Upper Darby, PA	4		•
Boston, MA	5	•	•
Mansfield, MA	5	•
San Francisco, CA	6		•	(2)	•	(2)
Concord, CA	6	•
Mountain View, CA	6	•
Bristow, VA	8	•
Atlanta, GA	9	•	•		•
Houston, TX	10		•
Detroit, MI	11		•		•
Tampa Bay, FL	12	•
Auburn, WA	13	•
Phoenix, AZ	14	•
Cleveland, OH	16	•			•
Denver, CO	18		•
Sacramento, CA	19				•
Marysville, CA	19	•
St. Louis, MO	21	•
Pittsburgh, PA	22	•
Burgettstown, PA	22	•
Indianapolis, IN	25		•
Noblesville, IN	25	•
Charlotte, NC	27	•
Hartford, CT	28	•
Wallingford, CT	28		•
Raleigh, NC	29	•
Nashville, TN	30	•

	DMA®
	Region	Type of Venue
City, State	Rank*	Amphitheater	Theater	Club	Festival Site

Kansas City, KS	31		•
Bonner Springs, KS	31	•
Columbus, OH	32	•
East Troy, WI	33	•
Cincinnati, OH	34		•	•
Selma, TX	37	•
West Palm Beach, FL	38	•
Pelham, AL	40	•
Virginia Beach, VA	42	•
Albuquerque, NM	46	•
Darien Center, NY	49	•
Scranton, PA	54	•
Saratoga Springs, NY	55	•
Wheeling, WV	154		•
Morristown, OH	154				•

*	DMA® region refers to a United States designated market area as of January 1, 2006. At that date, there were 210 DMA®s. DMA® is a registered trademark of Nielsen Media Research, Inc.

•	Bullet represents one venue by type, unless otherwise noted.

International Music Venues:

Type of Venue
City, Country	Arena	Theater		Club		Festival Site

Cardiff, Wales	•
Dublin, Ireland	•
London, England		•	(4)	•	(6)
Manchester, England		•
Reading, England						•
Sheffield, England	•
Southampton, England		•
Stockholm, Sweden		•

•	Bullet represents one venue by type, unless otherwise noted.

Global Theater

Within our theater segment, we are engaged in presentation and the production of touring and other theatrical performances, owning and operating theatrical venues and selling sponsorships and advertising.

We pre-sell tickets for our touring and other theatrical performances through one of the largest subscription series, Broadway Across America, in the United States and Canada (with 278,000 subscribers in the 2005-2006 season). We present these subscription series in approximately 46 touring markets in North America, including Atlanta, Georgia; Boston, Massachusetts; Chicago, Illinois; Houston, Texas; Nashville, Tennessee and Seattle, Washington.

We invest in the production of touring and other theatrical performances. Touring theatrical performances consist primarily of revivals of previous commercial successes or new productions of theatrical performances currently playing on Broadway in New York City or the West End in London. Frequently, we invest in shows or productions to obtain touring rights and favorable scheduling to distribute them across our presentation network.

In 2005, productions in which we had investments included The Producers, Guys and Dolls, Swan Lake, Fiddler on the Roof, and Spamalot.

We derive revenues from our theater and venue operations primarily from rental income, presenting engagements, sponsorships, concessions and merchandise. For each theatrical event we host, we typically receive a fixed fee for use of the venue, as well as fees representing a percentage of total concession sales from the vendors and total merchandise sales from the performer or tour producer. As a theater owner, we typically receive 100% of sponsorship revenues and a portion of ticketing surcharges.

Theaters are generally indoor venues that are built specifically for musical and theatrical events, with substantial aesthetic and acoustic consideration. These venues typically have less than 5,000 seats. Additionally, given their size, they are able to host events aimed at niche audiences. At December 31, 2005, we owned 13 and leased 25 theaters in our theater segment. The theater segment also leases one club. Of these venues, 15 theatrical venues are in North America and 24 are international venues used primarily for theatrical presentations.

North American Theater Venues:

	DMA®
	Region	Number of
Location	Rank*	Theaters

New York, NY	1	•
Chicago, IL	3	•
Philadelphia, PA	4	•
Boston, MA	5	•	(4)
Washington, DC	8	•
Minneapolis, MN	15	•	(3)
Baltimore, MD	24	•
Louisville, KY	50	•
Toronto, Canada	n/a	•	(2)

*	DMA® region refers to a United States designated market area as of January 1, 2006. At that date, there were 210 DMA®s. DMA® is a registered trademark of Nielsen Media Research, Inc.

•	Bullet represents one venue by type, unless otherwise noted.

International Theater Venues:

	Number of		Number of
Location	Theaters		Clubs

Ashton-Under-Lyne, England	•
Barcelona, Spain	•
Birmingham, England	•
Bristol, England	•
Edinburgh, Scotland	•
Felixtowe, England	•
Folkstone, England	•
Grimsby, England	•
Hastings, England	•
Hayes, England	•
Liverpool, England	•
London, England	•	(2)
Madrid, Spain	•	(3)
Manchester, England	•	(2)
Oxford, England	•		•
Southport, England	•
Sunderland, England	•
Torbay, England	•
York, England	•

•	Bullet represents one venue by type, unless otherwise noted.

Other

Specialized Motor Sports.  Our specialized motor sports events are primarily held in stadiums and arenas and include monster truck shows, supercross races, motocross races, freestyle motocross events, motorcycle road racing and dirt track motorcycle racing. Other events included in this division are thrill acts and other motor sports concepts and events. Our specialized motor sports activities consist principally of the promotion and production of specialized motor sports, which generate revenues primarily from ticket sales and sponsorships, as well as merchandising and video rights. At December 31, 2005, we leased one arena in Leicestershire, England that is used in our other operations.

Sports Representation.  Our sports representation business specializes in the negotiation of professional sports contracts and endorsement contracts for clients. Our clients have endorsed numerous products, both domestically and internationally, for many high profile companies. The amount of endorsement and other revenues that our clients generate is a function of, among other things, the clients’ professional performances and public appeal.

Within our sports representation business, we are engaged in talent representation, financial advisory services, consulting services, marketing and client endorsements and sponsorship sales. The term of client representation agreements vary by sport, but on average are for a period of three years with automatic renewal options. In addition, we are generally entitled to the revenue streams generated during the remaining term of any contract we negotiate, even if our representation agreement expires or is terminated. The sports representation business primarily earns revenue ratably over the year or contract life.

As of December 31, 2005, we had approximately 600 clients, including Kobe Bryant (basketball), David Ortiz (baseball), Tom Lehman (golf), Andy Roddick (tennis), Roy E. Williams (football) and Steven Gerrard (soccer).

Other live entertainment events.  We also promote and produce other live entertainment events, including family shows, such as Dora the Explorer and Blue’s Clues.  In addition, we distribute television shows and DVDs, including Motley Crue: Carnival of Sins and Ozzfest: 10th Year Anniversary Tour.

Our Strategy

Our goal is to increase shareholder value by maximizing our cash flow from operations. To accomplish this goal, our strategy is to acquire and distribute content through our global network and pursue all revenue lines that transpire from the live event. This is to be achieved through:

•	Securing, promoting and marketing live content to fill our global network. We seek to attract large audiences by securing compelling live content. We believe we have an established reputation for high standards of performance and extensive knowledge of the live entertainment industry.

•	Maximizing revenue streams around our global venue distribution network. We seek to maximize our global venue distribution network via acquiring compelling content and expanding ancillary revenue lines: sponsorship, food and beverage, ticketing, merchandise and digital.

•	Building digital distribution revenue streams resulting from our vast live event tickets, event inventory, venue network and fan database. We will look to create and distribute an array of live products directly to the fan and maximize our live event investment.

•	Selectively pursuing investment and acquisition opportunities. We intend to pursue investments and acquisitions that contribute to the above goals and where the returns and growth potential are consistent with our long-term goal of increasing shareholder value. We believe that significant opportunities exist both in the United States and foreign markets to expand our distribution network. However, our ability to make acquisitions in the near term may be constrained by the limitations imposed by our financing documents, market conditions and the tax matters agreement.

Competition

Competition in the live entertainment industry is intense. We compete primarily on the basis of our ability to deliver quality entertainment products and enhanced fan experiences from music concerts, touring theatrical performances and specialized motor sports events, including:

•	quality of service delivered to our clients;

•	track record in promoting and producing live entertainment events and tours both in the United States and internationally;

•	track record in negotiating favorable terms of professional sports contracts and endorsement contracts for clients;

•	scope and effectiveness of our expertise of marketing and sponsorship programs; and

•	financial stability.

Although we believe that our entertainment products and services currently compete favorably with respect to such factors, we cannot provide any assurance that we can maintain our competitive position against current and potential competitors, especially those with significantly greater brand recognition, financial, marketing, service, support, technical and other resources.

Global Music.  In the markets in which we promote musical concerts, we face competition from promoters, as well as from certain artists that promote their own concerts. We believe that barriers to entry into the promotion services business are low and that certain local promoters are increasingly expanding the geographic scope of their operations. In markets where we own or operate a venue, we compete with other venues to serve artists likely to perform in that general region. In markets where we do not own or operate venues, we compete with other venues and promoters for popular tours. Consequently, touring artists have significant alternatives to our venues in scheduling tours.

Our main competitors in the North American live music industry include AEG Live and House of Blues Entertainment, in addition to numerous smaller regional companies and various casinos in the United States and Europe. Some of our competitors in the live music industry have a stronger presence in certain markets, and have access to other sports and entertainment assets, as well as greater financial resources and brand recognition, which may enable them to gain a greater competitive advantage in relation to us.

Global Theater.  We compete with other presenters to obtain presentation arrangements with venues and performing arts organizations in various markets, including markets with more than one venue suitable for presenting a touring or other theatrical show. We compete with other New York and London-based production companies for the rights to produce particular shows. As a producer of Broadway and West End shows, we compete with producers of other theatrical performances for box office sales, talent and theater space. As the producer of a touring show, we compete with producers of other touring or other theatrical performances to book the production in desirable presentation markets.

Our main competitors in the global theatrical industry include Nederlander Producing Company of America, Mirvish Productions, The Shubert Organization, The Walt Disney Company and Jujamcyn Theaters. Some of our competitors in the theatrical industry operate more theaters and have more Broadway show interests than we do in New York City, from which most North American theatrical touring productions originate. In addition, these competitors may have significantly greater brand recognition and greater financial and other resources, which could enable them to strengthen their competitive positions against us.

Other.  Our main competitors in the specialized motor sports industry are primarily smaller regional promoters. On a broader level, we compete against other outdoor motor sports such as NASCAR and IRL in the United States. Some of our competitors in the specialized motor sports industry, such as NASCAR, enjoy stronger brand recognition and larger revenues in the motor sports industry than we do and may have greater financial and other resources enabling them to gain a greater competitive advantage in relation to us.

Our primary competition in sports representation includes numerous agencies such as IMG, Octagon and Gaylord, as well as regional agencies and individual agents. Some of our competitors in the sports representation industry have a stronger international presence than we do in the sports representation business, as well as larger television sports programming and distribution capabilities.

Recent Developments

During July 2005, we purchased a 50.1% controlling interest in Mean Fiddler Group, PLC (“Mean Fiddler”) in the United Kingdom for approximately $43.6 million. Total assets were valued at approximately $117.0 million, which includes $93.9 million of goodwill, and total liabilities and minority interest of approximately $73.4 million. Mean Fiddler is a consolidated subsidiary that is part of our global music segment. Mean Fiddler is involved in the promotion and production of live music events, including festivals, and venue operations.

On December 21, 2005, we were spun-off from Clear Channel Communications through a tax free distribution of shares to shareholders of Clear Channel Communications. At the date of the Separation, Clear Channel Communications contributed its ownership interest in its subsidiary, Clear Channel Entertainment, to Live Nation, Inc. In connection with the Separation, we issued 200,000 shares of Series A redeemable preferred stock, par value $.01 per share, and 200,000 shares of Series B redeemable preferred stock, par value $.01 per share, with an aggregate liquidation preference of $40.0 million. Both series of preferred stock accrue dividends at 13% per annum and are mandatorily redeemable on December 21, 2011. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

On December 21, 2005, we entered into a $610.0 million credit agreement with a syndicate of banks and other financial institutions. The credit agreement consists of a $325.0 million 7 1/2 -year term loan and a $285.0 million 6 1/2 -year revolving credit facility, with sub limits of up to $235.0 million available for the issuance of letters of credit and up to $100.0 million available for borrowings in foreign currencies.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

On January 25, 2006, we publicly announced a 15-year agreement to manage and promote the world famous Wembley Arena in London. Wembley Arena is currently undergoing an extensive refurbishment with plans to re-open in April 2006. Wembley Arena plays host to more than 200 international concerts and events each year.

On January 26, 2006, we publicly announced the sale of a portion of our sports talent representation business assets located in Los Angeles for $12.0 million in cash.

On March 16, 2006, we entered into interest rate swaps as required by our senior secured credit facility. These swaps have a life of three years, a notional amount of $162.5 million and a fixed rate of 5.105%.

Our Relationship with Clear Channel Communications

In connection with our separation from Clear Channel Communications, we entered into certain agreements with Clear Channel. The key terms of the principal agreements that continue to be operative are discussed in Note H to the consolidated and combined financial statements in Item 8. Financial Statements and Supplementary Data and Item 13. Certain Relationships and Related Transactions, and are summarized below:

Master Separation and Distribution Agreement.  On December 20, 2005, we entered into a Master Separation and Distribution Agreement with Clear Channel Communications. The agreement provides for, among other things, the principal corporate transactions required to effect the transfer of assets and our assumption of liabilities necessary to separate the transferred businesses from Clear Channel, the distribution of our common stock to the holders of record of Clear Channel common stock on December 14, 2005, and certain other agreements governing our relationship with Clear Channel after the date of the Distribution.

Transition Services Agreement.  On December 21, 2005, we entered into a Transition Services Agreement with Clear Channel Management Services, L.P., an affiliate of Clear Channel Communications, pursuant to which Clear Channel Management Services, L.P. will provide services to us including, but not limited to treasury, human resources, legal, and information systems. The charges for the transition services are intended to allow Clear Channel Management Services, L.P. to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, generally without profit. The allocation of costs will be based on various measures depending on the service provided, including relative revenue, employee headcount or number of users of a service.

Tax Matters Agreement.  On December 21, 2005, we entered into a Tax Matters Agreement with Clear Channel Communications to govern the respective rights, responsibilities and obligations of Clear Channel and us with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, non-income taxes and preparing and filing tax returns, as well as with respect to any additional taxes incurred by us attributable to actions, events or transactions relating to our stock, assets or business following the spin-off, including taxes imposed if the spin-off fails to qualify for tax-free treatment under Section 355 of the Internal Revenue Code of 1986, as amended (the “Code”), or if Clear Channel is not able to recognize certain losses.

Employee Matters Agreement.  On December 21, 2005, we entered into an Employee Matters Agreement with Clear Channel Communications covering a number of compensation, employment and employee benefits matters relating to our employees. In general, the agreement provides that we will be solely responsible for the majority of the liabilities and expenses relating to our current and former employees and their covered dependents and beneficiaries, regardless of when incurred.

Trademark and Copyright License Agreement.  On December 21, 2005, we entered into a Trademark and Copyright License Agreement with Clear Channel Identity, L.P., an affiliate of Clear Channel Communications, establishing our right to continue to use the trademark CLEAR CHANNEL, other marks incorporating the term CLEAR CHANNEL or variations thereof, the mark CC and other marks used in connection with the businesses transferred to us during a transitional period ending December 21, 2006.

Government Regulations

We are subject to federal, state and local laws both domestically and internationally governing matters such as construction, renovation and operation of our venues as well as:

•	licensing and permitting;

•	human health, safety and sanitation requirements;

•	the service of food and alcoholic beverages;

•	working conditions, labor, minimum wage and hour, citizenship, and employment laws;

•	compliance with The Americans with Disabilities Act of 1990 and the United Kingdom’s Disability Discrimination Act 1995;

•	sales and other taxes and withholding of taxes;

•	historic landmark rules; and

•	environmental protection.

We believe that our venues are in material compliance with these laws. The regulations relating to our food and support service in our venues are many and complex. A variety of regulations at various governmental levels relating to the handling, preparation and serving of food (including in some cases requirements relating to the temperature of food), the cleanliness of food production facilities, and the hygiene of food-handling personnel are enforced primarily at the local public health department level.

We also must comply with applicable licensing laws, as well as state and local service laws, commonly called dram shop statutes. Dram shop statutes generally prohibit serving alcoholic beverages to certain persons such as an individual who is intoxicated or a minor. If we violate dram shop laws, we may be liable to third parties for the acts of the patron. Although we generally hire outside vendors to provide these services at our operated venues and regularly sponsor training programs designed to minimize the likelihood of such a situation, we cannot guarantee that intoxicated or minor patrons will not be served or that liability for their acts will not be imposed on us.

We are also required to comply with The Americans with Disabilities Act of 1990, or the ADA, the United Kingdom’s Disability Discrimination Act 1995, or the DDA, and certain state statutes and local ordinances that, among other things, require that places of public accommodation, including both existing and newly constructed venues, be accessible to customers with disabilities. The ADA and DDA require that venues be constructed to permit persons with disabilities full use of a live entertainment venue. The ADA and DDA may also require that certain modifications be made to existing venues in order to make them accessible to patrons and employees who are disabled. In order to comply with the ADA, DDA and other similar ordinances, we may face substantial capital expenditures in the future.

From time to time, state and federal governmental bodies have proposed legislation that could have an affect on our business. For example, some legislatures have proposed laws in the past that would impose potential liability on us and other promoters and producers of live entertainment events for entertainment taxes and for other incidents that occur at our events, particularly relating to drugs and alcohol.

In addition, we and our venues are subject to extensive environmental laws and regulations relating to the use, storage, disposal, emission and release of hazardous and non-hazardous substances, as well as zoning and noise level restrictions which may affect, among other things, the hours of operations of our venues.

Employees

At December 31, 2005, we had approximately 3,000 full-time employees, including 1,700 domestic and 1,300 international employees, of which approximately 2,900 were employed in our operations departments and approximately 100 were employed in our corporate area. We expect to hire additional employees in our corporate area as we transition to providing services that were and still are being provided to us by Clear Channel Communications under a transitional services agreement, as discussed above.

Our staffing needs vary significantly throughout the year. Therefore, we also, from time to time, employ part-time or seasonal employees. At December 31, 2005, we employed approximately 3,700 seasonal part-time employees and during peak seasonal periods, particularly in the summer months, we have employed as many as 15,900 part-time employees. The stagehands at some of our venues, and the actors, musicians and others involved in some of our business operations are subject to collective bargaining agreements. Our union agreements typically have a term of three years and thus regularly expire and require negotiation in the course of our business. We believe that we enjoy good relations with our employees and other unionized labor involved in our events, and there have been no significant work stoppages in the past three years. Upon the expiration of any of our collective bargaining agreements, however, we may be unable to negotiate new collective bargaining agreements on terms favorable to us, and our business operations at one or more of our facilities may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating our collective bargaining agreements. A work stoppage at one or more of our owned or operated venues or at our produced or presented events could have a material adverse effect on our business, results of operations and financial condition. We cannot predict the effect that new collective bargaining agreements will have on our expenses or that caps on agents’ fees will have on the revenues and operating income of our sports representation business.

Available Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may read and copy any materials we have filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are also available to the public through the SEC’s website at http://www.sec.gov.

You can find more information about us at our Internet website located at www.livenation.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our Internet website as soon as reasonably practicable after we electronically file such material with the SEC.

Item 1A.	Risk Factors

You should carefully consider each of the following risks and all of the other information set forth in this Annual Report. The following risks relate principally to our leverage, our business, our common stock and our separation from Clear Channel Communications. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of the following risks and uncertainties develop into actual events, this could have a material adverse effect on our business, financial condition or results of operations. In that case, the trading price of our common stock could decline.

Risks Associated with Our Leverage

We have a large amount of debt, redeemable preferred stock and lease obligations that could restrict our operations and impair our financial condition.

Our total indebtedness for borrowed money, including our redeemable preferred stock, was approximately $406.8 million at December 31, 2005. Our current available borrowing capacity under the senior secured credit facility is approximately $610.0 million, consisting of our $325.0 million term loan facility, all of which is outstanding, and our $285.0 million revolving credit facility, none of which is outstanding, with sub-limits up to $235.0 million available for letters of credit. At December 31, 2005, outstanding letters of credit were approximately $46.4 million leaving total available credit of $238.6 million for future borrowings. We may also incur additional substantial indebtedness in the future.

Our substantial indebtedness could have adverse consequences, including:

•	increasing our vulnerability to adverse economic, regulatory and industry conditions;

•	limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry;

•	limiting our ability to borrow additional funds; and

•	requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for working capital, capital expenditures, acquisitions and other purposes.

In addition, our redeemable preferred stock bears an annual dividend rate of 13%, or $5.2 million annually, and is subject to financial and other covenants substantially similar to the covenants applicable to our senior secured credit facility. If we default under any of these covenants, we will have to pay additional dividends.

In addition, as of December 31, 2005, we had approximately $1.0 billion in operating lease agreements, of which approximately $64.3 million is due in 2006 and $60.7 million is due in 2007.

If our cash flow and capital resources are insufficient to service our debt, redeemable preferred stock or lease obligations, we may be forced to sell assets, seek additional equity or debt capital or restructure our debt. However, these measures might be unsuccessful or inadequate in permitting us to meet scheduled debt, redeemable preferred stock or lease service obligations. We may be unable to restructure or refinance our obligations and obtain additional equity financing or sell assets on satisfactory terms or at all. As a result, the inability to meet our debt, redeemable preferred stock or lease obligations could cause us to default on those obligations. If we fail to meet any minimum financial requirements contained in instruments governing our debt, we would be in default under such instruments, which, in turn, could result in defaults under other debt instruments. In addition, if we default under any of the covenants applicable to our preferred stock, we will have to pay additional dividends. Any such defaults could materially impair our financial condition and liquidity. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources for a discussion of our obligations.

To service our debt, lease and preferred stock obligations and to fund potential capital expenditures, we will require a significant amount of cash to meet our needs, which depends on many factors beyond our control.

Our ability to service our debt, lease and preferred stock obligations and to fund potential capital expenditures for venue construction, expansion or renovation will require a significant amount of cash, which depends on many factors beyond our control. Our ability to make payments on and to refinance our debt, including our senior secured credit facility, will also depend on our ability to generate cash in the future. This, to an extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flow or that future borrowings will be available to us in an amount sufficient to enable us to pay our debt, or to fund our other liquidity needs. As of December 31, 2005, approximately $25.7 million of total indebtedness (excluding interest) is due in 2006, $9.1 million is due in the aggregate for 2007 and 2008, $9.4 million is due in the aggregate for 2009 and 2010, and $362.6 million is due thereafter. See the table in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments — Firm Commitments. If our future cash flow from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional equity capital or restructure or refinance all or a portion of our debt on or before maturity. We may be limited on assets we can sell under the terms of the tax matters agreement with Clear Channel Communications. We cannot assure you that we will be able to refinance any of our debt on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing debt, including our senior secured credit facility, other future debt and our preferred stock may limit our ability to pursue any of these alternatives. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

Our senior secured credit facility and preferred stock designations may restrict our ability to finance operations and capital needs and our operating flexibility.

Our senior secured credit facility and preferred stock designations include restrictive covenants that, among other things, restrict our ability to:

•	incur additional debt;

•	pay dividends and make distributions;

•	make certain investments;

•	repurchase our stock and prepay certain indebtedness;

•	create liens;

•	enter into transactions with affiliates;

•	modify the nature of our business;

•	enter into sale-leaseback transactions;

•	transfer and sell material assets; and

•	merge or consolidate.

In addition, our senior secured credit facility and preferred stock designations include additional restrictions, including requirements to maintain certain financial ratios. Our failure to comply with the terms and covenants in our indebtedness could lead to a default under the terms of those documents, which would entitle the lenders to accelerate the indebtedness and declare all amounts owed due and payable. If we default under any of the covenants applicable to our preferred stock, the holder of our preferred stock may be entitled to elect a director of one of our subsidiaries, and we will have to pay additional dividends.

Risk Factors Relating to Our Business

Our live entertainment business is highly sensitive to public tastes and dependent on our ability to secure popular artists and other live entertainment events, and we may be unable to anticipate or respond to changes in consumer preferences, which may result in decreased demand for our services.

Our ability to generate revenues from our entertainment operations is highly sensitive to rapidly changing public tastes and dependent on the availability of popular artists and events. Our success depends in part on our ability to anticipate the tastes of consumers and to offer events that appeal to them. Since we rely on unrelated parties to create and perform live entertainment content, any unwillingness to tour or lack of availability of popular artists, touring theatrical performances, specialized motor sports talent and other performers could limit our ability to generate revenues. In addition, we typically book our live music tours one to four months in advance of the beginning of the tour and often agree to pay an artist a fixed guaranteed amount prior to our receiving any operating income. Therefore, if the public is not receptive to the tour or we or a performer cancel the tour, we may incur a loss for the tour depending on the amount of the fixed guarantee or incurred costs relative to any revenues earned, as well as foregone revenue we could have earned at booked venues. Furthermore, consumer preferences change from time to time, and our failure to anticipate, identify or react to these changes could result in reduced demand for our services, which would adversely affect our operating results and profitability.

We have incurred net losses and may experience future net losses.

Our operating results have been adversely affected by, among other things, a global economic slowdown, increased cost of entertainers and a decline in the number of live entertainment events. We incurred a net loss of approximately $130.6 million for the year ended December 31, 2005, and generated net income of approximately $16.3 million and $57.0 million for the years ended December 31, 2004 and 2003, respectively. We may face reduced demand for our live entertainment events and other factors that could adversely affect our results of operations in the future. We cannot predict whether we will achieve profitability in future periods.

Our operations are seasonal and our results of operations vary from quarter to quarter, so our financial performance in certain financial quarters may not be indicative of or comparable to our financial performance in subsequent financial quarters.

We believe our financial results and cash needs will vary greatly from quarter to quarter depending on, among other things, the timing of tours and theatrical productions, tour cancellations, capital expenditures, seasonal and other fluctuations in our operating results, the timing of guaranteed payments and receipt of ticket sales, financing activities, acquisitions and investments and receivables management. Because our results may vary significantly from quarter to quarter, our financial results for one quarter cannot necessarily be compared to another quarter and may not be indicative of our future financial performance in subsequent quarters. Typically, our global music segment experiences its lowest financial performance in the first and fourth quarters of the calendar year as our outdoor venues are primarily used during May through September. Our global theater segment experiences its strongest demand in the first, second and fourth quarters of the calendar year as the theatrical touring season runs during September through April. In addition, the timing of tours of top grossing acts can impact comparability of quarterly results year over year, although annual results may not be impacted.

The following table sets forth our operating income (loss) for the last eight fiscal quarters (in thousands):

Operating
Fiscal Quarter	Income (Loss)

March 31, 2004	$293
June 30, 2004	$8,056
September 30, 2004	$70,869
December 31, 2004	$(20,235)
March 31, 2005	$(27,526)
June 30, 2005	$15,258
September 30, 2005	$61,868
December 31, 2005	$(62,783)

We may be adversely affected by a general deterioration in economic conditions, which could affect consumer and corporate spending and, therefore, significantly adversely impact our operating results.

A decline in attendance at or reduction in the number of live entertainment events has had an adverse effect on our revenues and operating income. In addition, during the most recent economic slowdown in the United States, many consumers reduced their discretionary spending and advertisers reduced their advertising expenditures. The impact of slowdowns on our business is difficult to predict, but they may result in reductions in ticket sales, sponsorship opportunities and our ability to generate revenues. The risks associated with our businesses become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in attendance at live entertainment events.

Our business depends on discretionary consumer and corporate spending. Many factors related to corporate spending and discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment, fuel prices, interest and tax rates and inflation can significantly impact our operating results. Business conditions, as well as various industry conditions, including corporate marketing and promotional spending and interest levels, can also significantly impact our operating results. These factors can affect attendance at our events, premium seats, sponsorship, advertising and hospitality spending, concession and souvenir sales, as well as the financial results of sponsors of our venues, events and the industry. Negative factors such as challenging economic conditions, public concerns over additional terrorism and security incidents, particularly when combined, can impact corporate and consumer spending, and one negative factor can impact our results more than another. There can be no assurance that consumer and corporate spending will not be adversely impacted by economic conditions, thereby possibly impacting our operating results and growth.

Loss of our key management and other personnel could impact our business.

Our business is dependent upon our senior executive officers and other key personnel to run our business. The loss of these officers or other key personnel could adversely affect our operations, due to their associations and contacts with performers and other key industry agents, venue managers and sponsors. Although we have entered into long-term agreements with some of our key executive officers and other personnel to protect our interests in those relationships, we can give no assurance that all or any of these key employees will remain with us or will retain their associations with key business contacts.

Doing business in foreign countries creates certain risks not found in doing business in the United States.

Doing business in foreign countries involves certain risks that may not exist when doing business in the United States. For the years ended December 31, 2005 and 2004, our international operations accounted for approximately 31% and 28%, respectively, of our revenues during those periods. The risks involved in foreign operations that could result in losses against which we are not insured include:

•	exposure to local economic conditions;

•	potential adverse changes in the diplomatic relations of foreign countries with the United States;

•	hostility from local populations;

•	restrictions on the withdrawal of foreign investment and earnings;

•	government policies against businesses owned by foreigners;

•	investment restrictions or requirements;

•	expropriations of property;

•	potential instability of foreign governments;

•	risks of insurrections;

•	risks of renegotiation or modification of existing agreements with governmental authorities;

•	diminished ability to legally enforce our contractual rights in foreign countries;

•	foreign exchange restrictions;

•	withholding and other taxes on remittances and other payments by subsidiaries; and

•	changes in foreign taxation structures.

In addition, we may incur substantial tax liabilities if we repatriate any of the cash generated by our international operations back to the United States due to our current inability to recognize any foreign tax credits that would be associated with such repatriation. We are not currently in a position to recognize any tax assets in the United States that are the result of payments of income or withholding taxes in foreign jurisdictions.

Exchange rates may cause fluctuations in our results of operations that are not related to our operations.

Because we own assets overseas and derive revenues from our international operations, we may incur currency translation losses or gains due to changes in the values of foreign currencies relative to the United States Dollar. We cannot predict the effect of exchange rate fluctuations upon future operating results. For the years ended December 31, 2005 and 2004, our international operations accounted for approximately 31% and 28%, respectively, of our revenues during those periods. In addition, our international operations have accounted for approximately 63% of our operating income in prior years. Although we cannot predict the future relationship between the United States Dollar and the currencies used by our international businesses, principally the British Pound and the Euro, for the year ended December 31, 2005, we experienced a foreign exchange rate net loss of $1.3 million which had a negative effect on our operating income, while for the years ended December 31, 2004 and 2003, we experienced foreign exchange rate net gains of $6.3 million and $7.6 million, respectively, for those periods, which had a positive effect on our operating income. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosure about Market Risk — Foreign Currency Risk.

We may be unsuccessful in our future acquisition endeavors, if any, which may have an adverse effect on our business. Our compliance with antitrust, competition and other regulations may limit our operations and future acquisitions.

Our future growth rate depends in part on our selective acquisition of additional businesses. We may be unable to identify suitable targets for acquisition or make acquisitions at favorable prices. If we identify a suitable acquisition candidate, our ability to successfully implement the acquisition would depend on a variety of factors, including our ability to obtain financing on acceptable terms and requisite government approvals.

Acquisitions involve risks, including those associated with integrating the operations, financial reporting, technologies and personnel of acquired companies; managing geographically dispersed operations; the diversion of management’s attention from other business concerns; the inherent risks in entering markets or lines of business in which we have either limited or no direct experience; unknown risks; and the potential loss of key employees, customers and strategic partners of acquired companies. We may not successfully integrate any businesses or technologies we may acquire in the future and may not achieve anticipated revenue and cost benefits. Acquisitions may be expensive, time consuming and may strain our resources. Acquisitions may not be accretive to our earnings and may negatively impact our results of operations as a result of, among other things, the incurrence of debt, one-time write-offs of goodwill and amortization expenses of other intangible assets. In addition, future acquisitions that we may pursue could result in dilutive issuances of equity securities.

We are also subject to laws and regulations, including those relating to antitrust, that could significantly affect our ability to expand our business through acquisitions. For example, the Federal Trade Commission and the Antitrust Division of the United States Department of Justice with respect to our domestic acquisitions, and the European Commission, the antitrust regulator of the European Union, with respect to our European acquisitions, have the authority to challenge our acquisitions on antitrust grounds before or after the acquisitions are completed. State agencies may also have standing to challenge these acquisitions under state or federal antitrust law. Comparable authorities in foreign countries also have the ability to challenge our foreign acquisitions. Our failure to comply with all applicable laws and regulations could result in, among other things, regulatory actions or legal proceedings against us, the imposition of fines, penalties or judgments against us or significant limitations on our activities. In addition, the regulatory environment in which we operate is subject to change. New or revised requirements imposed by governmental regulatory authorities could have adverse effects on us, including increased costs of compliance. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and regulations by these governmental authorities.

In addition, restrictions contained in the tax matters agreement between us and Clear Channel and the credit agreement for the senior secured credit facility restrict our ability to make acquisitions.

There is the risk of personal injuries and accidents in connection with our live entertainment events, which could subject us to personal injury or other claims and increase our expenses, as well as reduce attendance at our live entertainment events, causing a decrease in our revenues.

There are inherent risks involved with producing live entertainment events. As a result, personal injuries and accidents have, and may, occur from time to time, which could subject us to claims and liabilities for personal injuries. Incidents in connection with our live entertainment events at any of our venues or venues that we rent could also result in claims, reducing operating income or reducing attendance at our events, causing a decrease in our revenues. We are currently subject to wrongful death claims, as well as other litigation. While we maintain insurance polices that provide coverage within limits that are sufficient, in management’s judgment, to protect us from material financial loss for personal injuries sustained by persons at our venues or accidents in the ordinary course of business, there can be no assurance that such insurance will be adequate at all times and in all circumstances.

Costs associated with, and our ability to, obtain adequate insurance could adversely affect our profitability and financial condition.

Heightened concerns and challenges regarding property, casualty, liability, business interruption and other insurance coverage have resulted from the terrorist and related security incidents on and after September 11, 2001 in the United States, as well as the more recent terrorist attacks in Madrid and London. As a result, we may experience increased difficulty obtaining high policy limits of coverage at reasonable costs, including coverage for acts of terrorism. We have a material investment in property and equipment at each of our venues, which are generally located near highly populated cities and which hold events typically attended by large numbers of fans. At December 31, 2005, we had property and equipment with a net book value of approximately $808.9 million.

These operational, geographical and situational factors, among others, have resulted in, and may continue to result in, significant increases in insurance premium costs and difficulties obtaining sufficiently high policy limits with deductibles that we believe to be reasonable. We cannot assure you that future increases in insurance costs and difficulties obtaining high policy limits will not adversely impact our profitability, thereby possibly impacting our operating results and growth.

We cannot guarantee that our insurance policy coverage limits, including insurance coverage for property, casualty, liability and business interruption losses and acts of terrorism, would be adequate under the circumstances should one or multiple events occur at or near any of our venues, or that our insurers would have adequate financial resources to sufficiently or fully pay our related claims or damages. We cannot guarantee that adequate coverage limits will be available, offered at reasonable costs, or offered by insurers with sufficient financial soundness. The occurrence of such an incident or incidents affecting any one or more of our venues could have a material adverse effect on our financial position and future results of operations if asset damage and/or company liability were to exceed insurance coverage limits or if an insurer were unable to sufficiently or fully pay our related claims or damages.

Costs associated with capital improvements could adversely affect our profitability and liquidity.

Growth or maintenance of our existing revenues depends in part on consistent investment in our venues. Therefore, we expect to continue to make substantial capital improvements in our venues to meet long-term increasing demand, to increase entertainment value and to increase revenues. We frequently have a number of significant capital projects under way. Numerous factors, many of which are beyond our control, may influence the ultimate costs and timing of various capital improvements at our venues, including:

•	availability of financing on favorable terms;

•	unforeseen changes in design;

•	increases in the cost of construction materials and labor;

•	additional land acquisition costs;

•	fluctuations in foreign exchange rates;

•	litigation, accidents or natural disasters affecting the construction site;

•	national or regional economic changes;

•	environmental or hazardous conditions; and

•	undetected soil or land conditions.

The amount of capital expenditures can vary significantly from year to year. In addition, actual costs could vary materially from our estimates if the factors listed above and our assumptions about the quality of materials or workmanship required or the cost of financing such construction were to change. Construction is also subject to governmental permitting processes which, if changed, could materially affect the ultimate cost.

We are subject to extensive governmental regulation, and our failure to comply with these regulations could adversely affect our business, results of operations and financial condition.

Our live entertainment venue operations are subject to federal, state and local laws, both domestically and internationally, governing matters such as construction, renovation and operation of our venues as well as:

•	licensing and permitting;

•	human health, safety and sanitation requirements;

•	the service of food and alcoholic beverages;

•	working conditions, labor, minimum wage and hour, citizenship and employment laws;

•	compliance with The Americans with Disabilities Act of 1990 and the United Kingdom’s Disability Discrimination Act 1995;

•	sales and other taxes and withholding of taxes;

•	historic landmark rules; and

•	environmental protection.

While we believe that our venues are in material compliance with these laws, we cannot predict the extent to which any future laws or regulations will impact our operations. The regulations relating to our food and support service in our venues are many and complex. Although we generally contract with a third-party vendor for these services at our operated venues, we cannot assure you that we or our third-party vendors are in full compliance with all applicable laws and regulations at all times or that we or our third-party vendors will be able to comply with any future laws and regulations or that we will not be held liable for violations by third-party vendors. Furthermore, additional or amended regulations in this area may significantly increase the cost of compliance.

We also serve alcoholic beverages at many of our venues during live entertainment events and must comply with applicable licensing laws, as well as state and local service laws, commonly called dram shop statutes. Dram shop statutes generally prohibit serving alcoholic beverages to certain persons such as an individual who is intoxicated or a minor. If we violate dram shop laws, we may be liable to third parties for the acts of the patron. Although we generally hire outside vendors to provide these services at our operated venues and regularly sponsor training programs designed to minimize the likelihood of such a situation, we cannot guarantee that intoxicated or minor patrons will not be served or that liability for their acts will not be imposed on us. There can be no assurance that additional regulation in this area would not limit our activities in the future or significantly increase the cost of regulatory compliance. We must also obtain and comply with the terms of licenses in order to sell alcoholic beverages in the states in which we serve alcoholic beverages.

From time to time, state and federal governmental bodies have proposed legislation that could have an effect on our business. For example, some legislatures have proposed laws in the past that would impose potential liability on us and other promoters and producers of live entertainment events for entertainment taxes and for incidents that occur at our events, particularly relating to drugs and alcohol.

In addition, we and our venues are subject to extensive environmental laws and regulations relating to the use, storage, disposal, emission and release of hazardous and non-hazardous substances, as well as zoning and noise level restrictions which may affect, among other things, the hours of operations of our venues.

We face intense competition in the live entertainment industry, and we may not be able to maintain or increase our current revenues, which could adversely affect our financial performance.

Our business segments are in highly competitive industries, and we may not be able to maintain or increase our current live entertainment revenues. We compete in the global music and global theater industries, and within such industries we compete with other venues to book performers, and, in the markets in which we promote musical concerts, we face competition from other promoters, as well as from certain performers who promote their own concerts. Our competitors also compete with us for key employees who have relationships with popular music artists that have a history of being able to book such artists for concerts and tours. These competitors may engage in more extensive development efforts, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential artists. Our competitors may develop services, advertising options or entertainment venues that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. It is possible that new competitors may emerge and rapidly acquire significant market share. Other variables that could adversely affect our financial performance by, among other things, leading to decreases in overall revenues, the numbers of advertising customers, event attendance, ticket prices or profit margins include:

•	an increased level of competition for advertising dollars, which may lead to lower sponsorships as we attempt to retain advertisers or which may cause us to lose advertisers to our competitors offering better programs that we are unable or unwilling to match;

•	unfavorable fluctuations in operating costs, including increased guarantees to performers, which we may be unwilling or unable to pass through to our customers;

•	our competitors may offer more favorable terms than we do in order to obtain agreements for new venues;

•	technological changes and innovations that we are unable to adopt or are late in adopting that offer more attractive entertainment alternatives than what we currently offer, which may lead to reduction in attendance at live events, a loss of ticket sales or to lower ticket prices;

•	other entertainment options available to our audiences that we do not offer;

•	unfavorable changes in labor conditions which may require us to spend more to retain and attract key employees; and

•	unfavorable shifts in population and other demographics which may cause us to lose audiences as people migrate to markets where we have a smaller presence, or which may cause sponsors to be unwilling to pay for sponsorship and advertising opportunities if the general population shifts into a less desirable age or geographical demographic from an advertising perspective.

We believe that barriers to entry into the live entertainment promotion business are low and that certain local promoters are increasingly expanding the geographic scope of their operations.

We depend upon unionized labor for the provision of some of our services and any work stoppages or labor disturbances could disrupt our business.

The stagehands at some of our venues, and the actors, musicians and others involved in some of our business operations are subject to collective bargaining agreements. Our union agreements typically have a term of three years and thus regularly expire and require negotiation in the course of our business. Upon the expiration of any of our collective bargaining agreements, however, we may be unable to negotiate new collective bargaining agreements on terms favorable to us, and our business operations may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating our collective bargaining agreements. A work stoppage at one or more of our owned or operated venues or at our produced or presented events could have a material adverse effect on our business, results of operations and financial condition. We cannot predict the effect that new collective bargaining agreements will have on our expenses or that caps on agents’ fees will have on the revenues and operating income of our sports representation business.

We are dependent upon our ability to lease, acquire and develop live entertainment venues, and if we are unable to do so on acceptable terms, or at all, our results of operations could be adversely affected.

We require access to venues to generate revenues from live entertainment events. For these events, we use venues that we own, but we also operate a number of our live entertainment venues under various agreements which include leases with third-parties or equity or booking agreements, which are agreements where we contract to book the events at a venue for a specific period of time. Our long-term success in the live entertainment business will depend in part on the availability of venues, our ability to lease these venues and our ability to enter into booking agreements upon their expiration. As many of these agreements are with third parties over whom we have little or no control, we may be unable to renew these agreements or enter into new agreements on acceptable terms or at all, and may be unable to obtain favorable agreements with venues. Our ability to renew these agreements or obtain new agreements on favorable terms depends on a number of other factors, many of which are also beyond our control, such as national and local business conditions and competition from other promoters. If the cost of renewing these agreements is too high or the terms of any new agreement with a new venue are unacceptable or incompatible with our existing operations, we may decide to forego these opportunities. There can be no assurance that we will be able to renew these agreements on acceptable terms or at all, or that we will be able to obtain attractive agreements with substitute venues, which could have a material adverse effect on our results of operations.

We plan to continue to expand our operations through the development of live entertainment venues and the expansion of existing live entertainment venues, which poses a number of risks, including:

•	construction of live entertainment venues may result in cost overruns, delays or unanticipated expenses;

•	desirable sites for live entertainment venues may be unavailable or costly; and

•	the attractiveness of our venue locations may deteriorate over time.

Additionally, the market potential of live entertainment venues sites cannot be precisely determined, and our live entertainment venues may face competition in markets from unexpected sources. Newly constructed live entertainment venues may not perform up to our expectations. We face significant competition for potential live entertainment venue locations and for opportunities to acquire existing live entertainment venues. Because of this competition, we may be unable to add to the number of our live entertainment venues on terms we consider acceptable.

Our revenues depend in part on the promotional success of our marketing campaigns, and there can be no assurance that such advertising, promotional and other marketing campaigns will be successful or will generate revenues or profits.

Similar to many companies, we spend significant amounts on advertising, promotional and other marketing campaigns for our live entertainment events and other business activities. Such marketing activities include, among others, promotion of ticket sales, premium seat sales, hospitality and other services for our events and venues and advertising associated with our distribution of related souvenir merchandise and apparel. In the years ended December 31, 2005 and 2004, we spent approximately 6.1% and 6.9%, respectively, of our revenues on marketing, including advertising, and there can be no assurance that such advertising, promotional and other marketing campaigns will be successful or will generate revenues or profits.

Poor weather adversely affects attendance at our live entertainment events, which could negatively impact our financial performance from period to period.

We promote many live entertainment events. Weather conditions surrounding these events affect sales of tickets, concessions and souvenirs, among other things. Poor weather conditions can have a material effect on our results of operations particularly because we promote a finite number of events. Due to weather conditions, we may be required to reschedule an event to the next available day or a different venue, which would increase our costs for the event and could negatively impact the attendance at the event as well as, food, beverage and merchandise sales. Poor weather can affect current periods as well as successive events in future periods. If we are unable to reschedule events due to poor weather, we are forced to refund the tickets for those events.

Increased costs associated with corporate governance compliance may significantly affect our results of operations.

The Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934, as amended, require changes in our corporate governance and securities disclosure and compliance practices, and require a review of our internal control procedures. We expect these developments to increase our legal compliance and financial reporting costs. In addition, they could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. Finally, director and officer liability insurance for public companies like us has become more difficult and more expensive to obtain, and we may be required to accept reduced coverage or incur higher costs to obtain coverage that is satisfactory to us and our officers or directors. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude or additional costs we may incur as a result.

If we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned and our stock price may suffer.

Section 404 of the Sarbanes-Oxley Act of 2002 requires any company subject to the reporting requirements of the United States securities laws to do a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. To comply with this statute, we will be required to document and test our internal control procedures; our management will be required to assess and issue a report concerning our internal control over financial reporting; and our independent auditors will be required to issue an opinion on management’s assessment of those matters. Our compliance with Section 404 of the Sarbanes-Oxley Act will first be tested in connection with the filing of our Annual Report on Form 10-K for the fiscal year ending December 31, 2006. The rules governing the standards that must be met for management to assess our internal control over financial reporting are new and complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. If our management cannot favorably assess the effectiveness of our internal control over financial reporting or our auditors identify material weaknesses in our internal control, investor confidence in our financial results may weaken, and our stock price may suffer.

We may be adversely affected by the occurrence of extraordinary events, such as terrorist attacks.

The occurrence and threat of extraordinary events, such as terrorist attacks, intentional or unintentional mass-casualty incidents, natural disasters or similar events, may substantially decrease the use of and demand for our services and the attendance at live entertainment events, which may decrease our revenues or expose us to substantial liability. The terrorism and security incidents of September 11, 2001, military actions in Iraq, and periodic elevated terrorism alerts have raised numerous challenging operating factors, including public concerns regarding air travel, military actions and additional national or local catastrophic incidents, causing a nationwide disruption of commercial and leisure activities.

Following September 11, 2001, some artists refused to travel or book tours, which adversely affected our music business, and many people did not travel to New York City, which caused us to experience lower attendance levels at our theatrical performances playing on Broadway in New York City and adversely affected our theatrical business. The occurrence of the 2005 terrorist attacks in London, England, also caused us to experience lower attendance levels at our theatrical performances playing on the West End in London. The occurrence or threat of future terrorist attacks, military actions by the United States, contagious disease outbreaks, natural disasters such as earthquakes and severe floods or similar events cannot be predicted, and their occurrence can be expected to negatively affect the economies of the United States and other foreign countries where we do business generally, specifically the market for live entertainment.

Risks Relating to Our Common Stock

We cannot predict the prices at which our common stock may trade.

The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

•	our quarterly or annual earnings, or those of other companies in our industry;

•	actual or anticipated fluctuations in our operating results due to the seasonality of our business and other factors related to our business;

•	our loss or inability to obtain significant popular artists or theatrical productions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	announcements by us or our competitors of significant contracts or acquisitions;

•	the failure of securities analysts to cover our common stock or changes in financial estimates by analysts;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	overall market fluctuations; and

•	general economic conditions.

In particular, the realization of any of the risks described in these Risk Factors could have a significant and adverse impact on the market price of our common stock. In addition, the stock market in general has experienced extreme price and volume volatility that has often been unrelated to the operating performance of particular companies. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The changes frequently appear to occur without regard to the operating performance of these companies. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our company, and these fluctuations could materially reduce our stock price.

The price of our common stock may fluctuate significantly, and you could lose all or part of the value of your common stock.

In recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The changes frequently appear to occur without regard to the operating performance of these companies. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our company, and these fluctuations could materially reduce our stock price.

In the past, some companies that have had volatile market prices for their securities have been subject to securities class action suits filed against them. If a suit were to be filed against us, regardless of the outcome, it could result in substantial legal costs and a diversion of our management’s attention and resources. This could have a material adverse effect on our business, results of operations and financial condition.

Our corporate governance documents, rights agreement and Delaware law may delay or prevent an acquisition of us that shareholders may consider favorable, which could decrease the value of your shares.

Our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law contain provisions that could make it more difficult for a third-party to acquire us without the consent of our Board of Directors. These provisions include restrictions on the ability of our shareholders to remove directors and supermajority voting requirements for shareholders to amend our organizational documents, a classified board of directors and limitations on action by our shareholders by written consent. Three of our nine directors are directors of Clear Channel Communications. In addition, our Board of Directors has the right to issue preferred stock without shareholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Delaware law, for instance, also imposes some restrictions on mergers and other business combinations between any holder of 15% or more of our outstanding common stock and us. Although we believe these provisions protect our shareholders from coercive or otherwise unfair takeover tactics and thereby provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our Board of Directors, these provisions apply even if the offer may be considered beneficial by some shareholders.

Our amended and restated certificate of incorporation provides that, subject to any written agreement to the contrary, which agreement does not currently exist, Clear Channel Communications will have no duty to refrain from engaging in the same or similar business activities or lines of business as us or doing business with any of our customers or vendors or employing or otherwise engaging or soliciting any of our officers, directors or employees. Our amended and restated certificate of incorporation provides that if Clear Channel Communications acquires knowledge of a potential transaction or matter which may be a corporate opportunity for both us and Clear Channel Communications, we will generally renounce our interest in the corporate opportunity. Our amended and restated certificate of incorporation renounces any interest or expectancy in such corporate opportunity that will belong to Clear Channel Communications. Clear Channel Communications will, to the fullest extent permitted by law, have satisfied its fiduciary duty with respect to such a corporate opportunity and will not be liable to us or our shareholders for breach of any fiduciary duty as our shareholder by reason of the fact that it acquires or seeks the corporate opportunity for itself, directs that corporate opportunity to another person or does not present that corporate opportunity to us. These provisions could make an acquisition of us less advantageous to a third-party.

Our obligation to indemnify, under certain circumstances, Clear Channel Communications and its affiliates pursuant to the tax matters agreement against tax-related liabilities, if any, caused by the failure of the spin-off to qualify as a tax-free transaction under Section 355 of the Code (including as a result of Section 355(e) of the Code) could deter a change of control of us.

We have also adopted a shareholder rights plan intended to deter hostile or coercive attempts to acquire us. Under the plan, if any person or group acquires, or begins a tender or exchange offer that could result in such person acquiring, 15% or more of our common stock, and in the case of certain Schedule 13G filers, 20% or more of our common stock, without approval of our Board of Directors under specified circumstances, our other shareholders have the right to purchase shares of our common stock, or shares of the acquiring company, at a substantial discount to the public market price. Therefore, the plan makes an acquisition much more costly to a potential acquirer.

In addition, the terms of our senior secured credit facility provide that the lenders can require us to repay all outstanding indebtedness upon a change of control, and the preferred stock requires one of our subsidiaries to offer to repurchase the preferred stock at 101% of the liquidation preference upon a change of control. These provisions make an acquisition more costly to a potential acquirer. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Redeemable Preferred Stock.

Risks Relating to Our Separation from Clear Channel Communications

The cost of certain corporate functions necessary to operate as an independent company, previously provided by Clear Channel Communications, may increase.

Prior to the Separation, our business was operated by Clear Channel Communications as part of its broader corporate organization, rather than as an independent company. Our historical consolidated and combined financial results reflect allocations of corporate expenses from Clear Channel Communications. Those allocations may be less than the comparable expenses we would have incurred had we operated as a separate publicly-traded company. Clear Channel Communications performed various corporate functions for us, including, but not limited to:

•	selected human resources related functions;

•	tax administration;

•	selected legal functions (including compliance with the Sarbanes-Oxley Act of 2002), as well as external reporting;

•	treasury administration, investor relations, internal audit and insurance functions; and

•	selected information technology and telecommunications services.

As we implement these functions, the costs may be higher than previous years’ allocations or current estimates and our losses may increase. As a result of the Separation, neither Clear Channel Communications nor any of its affiliates has any obligation to provide these functions to us other than those services that Clear Channel Communications provides pursuant to the transition services agreement. See Item 13. Certain Transactions and Related Party Transactions — Our Relationship with Clear Channel Communications — Transition Services Agreement. If, once our transition services agreement terminates, we do not have in place our own systems and business functions, we do not have agreements with other providers of these services or we are not able to make these changes cost effectively, we may not be able to operate our business effectively and our losses may increase. If Clear Channel Communications does not continue to perform effectively the services that are required under the transition services agreement, we may not be able to operate our business effectively.

We have a short operating history as a separate publicly-traded company and our historical combined and consolidated financial information is not necessarily representative of the results we would have achieved as a separate publicly-traded company and may not be a reliable indicator of our future results.

On December 21, 2005, we were spun-off from Clear Channel Communications, and, therefore, we have minimal operating history as a separate publicly-traded company. The historical consolidated and combined financial information included in this Form 10-K does not necessarily reflect the financial condition, results of operations or cash flows we would have achieved as a separate publicly-traded company during the periods presented or those we will achieve in the future. This is primarily a result of the following factors:

•	Prior to the Separation, our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, were satisfied as part of the corporate-wide cash management policies of Clear Channel Communications. As a result of our separation, Clear Channel Communications is no longer providing us with funds to finance our working capital or other cash requirements. Without the opportunity to obtain financing from Clear Channel Communications, we may need to obtain additional financing from banks, or through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements. We currently have a credit rating of B1 by Moody’s Investors Services, Inc. and B+ by Standards & Poor’s Rating Services, a division of The McGraw-Hill Companies, Inc., that is lower than Clear Channel Communications’ credit rating and, as a result, we will incur debt on terms and at interest rates that will not be as favorable as those generally enjoyed by Clear Channel Communications.

•	Prior to our separation from Clear Channel Communications, our business was integrated with the other businesses of Clear Channel Communications. We shared economies of scope and scale in costs, employees, vendor relationships and customer relationships. While we have entered into short-term transition agreements that will govern certain commercial and other relationships with Clear Channel Communications after the Separation, those temporary arrangements may not capture the benefits our businesses enjoyed as a result of common ownership prior to the Separation. The loss of these benefits as a consequence of the Separation could have an adverse effect on our business, results of operations and financial condition.

•	Significant changes may occur in our cost structure, management, financing and business operations as a result of our operating as a company separate from Clear Channel Communications. These changes will result in increased costs associated with reduced economies of scale, stand-alone costs for services previously provided by Clear Channel Communications, the need for additional personnel to perform services previously provided by Clear Channel Communications and the legal, accounting, compliance and other costs associated with being a public company with equity securities listed on a national stock exchange. We continue to use on a temporary basis certain services of Clear Channel Communications under the transition services agreements and we may not be able to adequately replace the services that Clear Channel Communications provides us in a timely manner or on comparable terms.

The Separation could result in significant tax liability to our initial public shareholders.

Clear Channel Communications received a private letter ruling from the Internal Revenue Service substantially to the effect that the distribution of our common stock to its shareholders qualifies as a tax-free distribution for United States federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. Although a private letter ruling from the Internal Revenue Service generally is binding on the Internal Revenue Service, if the factual representations or assumptions made in the letter ruling request are untrue or incomplete in any material respect, we will not be able to rely on the ruling.

Furthermore, the Internal Revenue Service will not rule on whether a distribution satisfies certain requirements necessary to obtain tax-free treatment under Section 355 of the Code. Rather, the ruling is based upon representations by Clear Channel Communications that these conditions have been satisfied, and any inaccuracy in such representations could invalidate the ruling. Therefore, in addition to obtaining the ruling from the Internal Revenue Service, Clear Channel Communications made it a condition to the Separation that Clear Channel Communications obtain an opinion of Skadden, Arps, Slate, Meagher & Flom LLP that the Distribution will qualify as a tax-free distribution for United States federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. The opinion relies on the ruling as to matters covered by the ruling. In addition, the opinion is based on, among other things, certain assumptions and representations as to factual matters made by Clear Channel Communications and us, which if incorrect or inaccurate in any material respect would jeopardize the conclusions reached by counsel in its opinion. The opinion is not binding on the Internal Revenue Service or the courts, and the Internal Revenue Service or the courts may not agree with the opinion.

Notwithstanding receipt by Clear Channel Communications of the ruling and opinion of counsel, the Internal Revenue Service could assert that the Distribution does not qualify for tax-free treatment for United States federal income tax purposes. If the Internal Revenue Service were successful in taking this position, our initial public shareholders could be subject to significant United States federal income tax liability. In general, our initial public shareholders could be subject to tax as if they had received a taxable distribution equal to the fair market value of our common stock that was distributed to them.

The Separation could result in significant tax-related liabilities to us.

As discussed above, notwithstanding receipt by Clear Channel Communications of the ruling and the opinion of counsel, the Internal Revenue Service could assert that the Distribution does not qualify for tax-free treatment for United States federal income tax purposes. If the Internal Revenue Service were successful in taking this position, Clear Channel Communications could be subject to significant United States federal income tax liability. In general, Clear Channel Communications would be subject to tax as if it had sold the common stock of our company in a taxable sale for its fair market value. In addition, even if the Distribution otherwise were to qualify under Section 355 of the Code, it may be taxable to Clear Channel Communications as if it had sold the common stock of our company in a taxable sale for its fair market value under Section 355(e) of the Code, if the Distribution were later deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire directly or indirectly stock representing a 50% or greater interest in Clear Channel Communications or us. For this purpose, any acquisitions of Clear Channel Communications stock or of our stock within the period beginning two years before the Distribution and ending two years after the Distribution are presumed to be part of such a plan, although we or Clear Channel Communications may be able to rebut that presumption.

Although such corporate-level taxes, if any, resulting from a taxable distribution generally would be imposed on Clear Channel Communications, we have agreed in the tax matters agreement to indemnify Clear Channel Communications and its affiliates against tax-related liabilities, if any, caused by the failure of the Separation to qualify as a tax-free transaction under Section 355 of the Code (including as a result of Section 355(e) of the Code) if the failure to so qualify is attributable to actions, events or transactions relating to our stock, assets or business, or a breach of the relevant representations or covenants made by us in the tax matters agreement. If the failure of the Separation to qualify under Section 355 of the Code is for any reason for which neither we nor Clear Channel Communications is responsible, we and Clear Channel Communications have agreed in the tax matters agreement that we will each be responsible for 50% of the tax-related liabilities arising from the failure to so qualify. Clear Channel Communications reported a $2.4 billion capital loss as a result of the Separation. See Item 13. Certain Relationships and Related Transactions — Our Relationship with Clear Channel Communications — Tax Matters Agreement for a more detailed discussion of the tax matters agreement between Clear Channel Communications and us.

We could be liable for income taxes owed by Clear Channel Communications.

Each member of the Clear Channel Communications consolidated group, which includes Clear Channel Communications, our company and our subsidiaries through December 21, 2005, and Clear Channel Communications’ other subsidiaries, is jointly and severally liable for the United States federal income tax liability of each other member of the consolidated group. Consequently, we could be liable in the event any such liability is incurred, and not discharged, by any other member of the Clear Channel Communications consolidated group. Disputes or assessments could arise during future audits by the Internal Revenue Service in amounts that we cannot quantify. In addition, Clear Channel Communications has recognized a capital loss for United States federal income tax purposes in connection with the Separation. If Clear Channel Communications is unable to deduct such capital loss for United States federal income tax purposes as a result of any action we take following the Separation or our breach of a relevant representation or covenant made by us in the tax matters agreement, we have agreed in the tax matters agreement to indemnify Clear Channel Communications for the lost tax benefits that Clear Channel Communications would have otherwise realized if it were able to deduct this loss. See Item 13. Certain Relationships and Related Transactions — Our Relationship with Clear Channel Communications — Tax Matters Agreement.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2005, we own, operate or lease 77 venues and 57 facilities throughout North America and 42 venues and 25 facilities internationally. We believe our venues and facilities are generally well maintained and in good operating condition and have adequate capacity to meet our current business needs. We have a five-year lease ending June 30, 2010 for our corporate headquarters in Beverly Hills, California, used primarily by our executive and global music domestic operations management staff. In addition, we have a twenty-year lease ending September 30, 2020, for office space in New York, New York, used by our global theater domestic operations management staff. We also have a five-year lease ending September 30, 2008, for office space in London, England, used primarily by our global music and global theater international operations management staff.

Our leases are for varying terms ranging from monthly to yearly. These leases can be for terms of three to ten years for our office leases and 15 to 25 years for our venue leases, and many provide for renewal options. There is no significant concentration of venues under any one lease or subject to negotiation with any one landlord. We believe that an important part of our management activity is to negotiate suitable lease renewals and extensions.

Item 3.	Legal Proceedings

At the United States House Judiciary Committee hearing on July 24, 2003, an Assistant United States Attorney General announced that the Department of Justice, or DOJ, was pursuing an antitrust inquiry concerning whether Clear Channel Communications, and its subsidiaries, which included us, have tied radio airplay or the use of certain concert venues to the use of our concert promotion services, in violation of antitrust laws. No adverse action has been taken against Clear Channel Communications, and its subsidiaries, pursuant to this inquiry, and on February 10, 2006 we were informed by the DOJ that this investigation had been closed.

We initiated a lawsuit in July 2003 in the State Court of Santa Clara County, California against the City of Mountain View and Shoreline Regional Park Community, seeking declaratory judgment, specific performance and injunctive relief and remedies for breach of contract, inverse condemnation and indemnification as a result of the defendants’ failure to provide parking lots and calculate rent payments in accordance with our lease agreement with the defendants. The defendants in that suit have counterclaimed against us seeking accounting and declaratory judgment and alleging theft, conversion, false claims, breach of contract, and racketeering relating to our payments under the lease agreement. An accounting firm engaged by the city issued a report dated August 30, 2005, in which the firm asserted that we owe the defendants $3.6 million, excluding interest, for rent payments for the period 1999-2004. On September 2, 2005, the defendants issued a Notice of Default and Demand for Cure to us, demanding the payment of these amounts and certain other non-monetary demands. The defendants agreed to accept a bond in lieu of cash for satisfaction of its demand, which we filed with the court on October 11, 2005 as a cure under protest, pending the outcome of the litigation. On December 27, 2005, the court issued its order on the parties’ respective motions for summary judgment, in which our claims for breach of contract and indemnification were dismissed, and the defendants’ counterclaim against us for conversion was also dismissed, with all remaining claims of the parties to be further adjudicated. Trial is currently set for April 2006.

We were among the defendants in a lawsuit filed September 3, 2002 by JamSports in the United States Federal District Court for the Northern District of Illinois. The plaintiff alleged that we violated federal antitrust laws and wrongfully interfered with plaintiff’s business and contractual rights. On March 21, 2005, the jury rendered its verdict finding that we had not violated the antitrust laws, but had tortiously interfered with a contract which the plaintiff had entered into with co-defendant AMA Pro Racing and with the plaintiff’s prospective economic advantage. In connection with the findings regarding tortious interference, the jury awarded to the plaintiff approximately $17.0 million in lost profits and $73.0 million in punitive damages. In April, 2005, we filed a Renewed Motion for Judgment as a Matter of Law and Motion For a New Trial, to seek a judgment notwithstanding the verdict or a new trial from the United States District Court that tried the case. On August 15, 2005, the District Court granted that motion in part, granting judgment in favor of the defendants on the plaintiff’s claim for tortious interference with prospective economic advantage and granting the defendants a new trial with respect to the issue of damages on the plaintiff’s claim for tortious interference with a contract. On November 30, 2005, the District Court granted plaintiff’s Motion to Reconsider the August 15th ruling and ordered a new trial on the tortious interference with prospective economic advantage claim. On December 20, 2005 the parties entered into a settlement agreement which was recorded in 2005 results of operations and will not have any impact on future operations.

We are a defendant in a lawsuit filed by Melinda Heerwagen on June 13, 2002 in the United States District Court for the Southern District of New York. The plaintiff, on behalf of a putative class consisting of certain concert ticket purchasers, alleges that anti-competitive practices for concert promotion services by us nationwide caused artificially high ticket prices. On August 11, 2003, the Court ruled in our favor, denying the plaintiff’s class certification motion. The plaintiff appealed this decision to the United States Court of Appeals for the Second Circuit, and oral argument was held on November 3, 2004. On January 10, 2006, the Second

Circuit Court of Appeals affirmed the ruling in our favor by the District Court. On January 17, 2006, the plaintiff filed a Notice of Voluntary Dismissal of her action in the Southern District of New York.

We are aware of putative class actions filed by different named plaintiffs in the United States District Courts in Philadelphia, Miami, Los Angeles, Chicago and New Jersey: Cooperberg v. Clear Channel Communications, Inc., et al., Civ. No. 2:05-cv-04492 (E.D. Pa.), Diaz v. Clear Channel Communications, Inc., et al., Civ. No. 05-cv-22413 (S.D. Fla.), Thompson v. Clear Channel Communications, Inc., Civ. No. 2:05-cv-6704 (C.D. Cal.), Bhatia v. Clear Channel Communications, Inc., et al., Civ. No. 1:05-cv-05612 (N.D. Ill.), and Young v. Clear Channel Communications, et al., Civ. Action No. 06-277-WHW (D.N.J.). The claims made in these actions are substantially similar to the claims made in the Heerwagen action, except that the geographic markets alleged are local in nature and the members of the putative classes are limited to individuals who purchased tickets to concerts in the relevant geographic markets alleged. We have filed our answers in all but the Chicago and New Jersey actions, and we have denied liability. We intend to vigorously defend all claims in all of the actions. Trial has been set only in the Miami action, for January 2007.

We were among the defendants in a lawsuit by Keith Beccia on July 10, 2002 and pending in the Morris County Superior Court in New Jersey. Plaintiff alleged tortious interference with a contract, plus breach of contract, breach of covenant of good faith and fair dealing and unfair competition, and interference with prospective economic advantage. On November 17, 2003, plaintiff filed a statement of damages asserting that his estimated compensatory damages were $3.9 million exclusive of losses for salary increases, value of benefits, and lost profits associated with the contract at issue. Plaintiff was also seeking unliquidated punitive damages. On December 14, 2005, the parties entered into a settlement agreement. This settlement, which does not constitute an admission of wrongdoing or liability by us, was recorded in 2005 results of operations and will not have any impact on future operations.

We were a defendant in an arbitration proceeding brought by Eric Nederlander and Louis Raizin before the American Arbitration Association, New York, New York in March 2004 in which the claimants alleged that they were entitled to certain earn-out payments pursuant to a purchase agreement in connection with the construction and operation of an amphitheater owned by us. On December 21, 2005, the parties entered into a settlement agreement. The settlement is on terms that are not material to our operating results and does not constitute an admission of wrongdoing or liability by us.

NETworks Presentations, LLC, a joint venture between us and Gentry & Associates, Inc., is among the defendants in a lawsuit filed in the United States District Court for the Central District of California on September 22, 2005 by Clifford Kellas. The plaintiff claims that he was subject to sexual harassment, gender discrimination and unlawful retaliation in violation of Title VII of the 1964 Civil Rights Act. He seeks $5.0 million in general damages and $5.0 million in punitive damages plus legal costs and prejudgment interest. No trial has yet been set, and we intend to vigorously defend all claims.

From time to time, we are involved in other legal proceedings arising in the ordinary course of our business, including proceedings and claims based upon violations of antitrust laws and tortious interference, which could cause us to incur significant expenses. We also have been the subject of personal injury and wrongful death claims relating to accidents at our venues in connection with our operations. As required, we have accrued our estimate of the probable costs for the resolution of these claims. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. In addition, under our agreements with Clear Channel Communications, we have assumed and will indemnify Clear Channel Communications for liabilities related to our business for which they are a party in the defense.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock was listed on the New York Stock Exchange under the symbol “LYV” on December 21, 2005. There were 2,532 shareholders of record as of February 28, 2006. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table presents the high and low closing prices of the common stock on the New York Stock Exchange during the calendar quarter indicated and the dividends declared during such quarter.

	Common Stock Market Price		Dividends
	High	Low	Declared

2005
Fourth Quarter (commencing December 21, 2005)	$14.00	$10.55	$——

Dividend Policy

We presently intend to retain future earnings, if any, to finance the expansion of our business. Therefore, we do not expect to pay any cash dividends in the foreseeable future. Moreover, the terms of our senior secured credit facility and the designations of our preferred stock limit the amount of funds which we will have available to declare and distribute as dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of our board of directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, plans for expansion and contractual restrictions with respect to the payment of dividends.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

On December 22, 2005, we publicly announced that our Board of Directors authorized a $150.0 million share repurchase program effective immediately. The repurchase program is authorized through December 31, 2006, although prior to such time the program may be suspended or discontinued at any time. During the ten days ended December 31, 2005, we repurchased the following shares:

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares that
	Total Number of	Average Price	Part of Publicly	May Yet Be Purchased
Period	Shares Repurchased	Paid per Share	Announced Program	Under the Program

December 22 through December 31	1,506,900	$11.95	1,506,900	$132,020,429

As of February 28, 2006, 3.4 million shares had been repurchased for an aggregate purchase price of $42.7 million, including commissions and fees, under the repurchase program.

Recent Sales of Unregistered Securities

Prior to the Separation, on December 21, 2005, pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, a subsidiary of ours sold 200,000 shares of Series A (voting) mandatorily Redeemable Preferred Stock to third-party institutional investors for $100 per share ($20.0 million aggregate offering price) and issued 200,000 shares of Series B (non-voting) mandatorily Redeemable Preferred Stock to Clear Channel Communications, in exchange for all of the outstanding stock of one of our subsidiaries, who then sold this Series B Redeemable Preferred Stock to third-party institutional investors. We did not receive any of the proceeds from the sale of the Series B Redeemable Preferred Stock sold by Clear Channel Communications. All proceeds from the issuance of Series A Redeemable Preferred Stock, which we received, were used to repay intercompany debt owed to Clear Channel Communications. The principal underwriter was Goldman Sachs. The aggregate underwriting discounts and commissions were $0.5 million. For more information regarding this issuance of preferred stock, see Item 1. Business — Recent Developments and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources.

Item 6.	Selected Financial Data

	Year Ended December 31,(1)
	2001	2002	2003	2004	2005
	(Unaudited)
	(In thousands, except per share data)

Results of Operations Data:
Revenue	$2,543,668	$2,473,319	$2,707,902	$2,806,128	$2,936,845
Operating Expenses:
Divisional operating expenses	2,386,504	2,302,707	2,506,635	2,645,293	2,829,832
Depreciation and amortization	299,343	64,836	63,436	64,095	64,622
Loss (gain) on sale of operating assets	(1,278)	(15,241)	(978)	6,371	4,859
Corporate expenses	49,294	26,101	30,820	31,386	50,715

Operating income (loss)	(190,195)	94,916	107,989	58,983	(13,183)
Interest expense	9,476	3,998	2,788	3,119	6,059
Interest expense with Clear Channel Communications	65,501	58,608	41,415	42,355	46,437
Equity in earnings (loss) of nonconsolidated affiliates	6,690	(212)	1,357	2,906	(276)
Other income (expense) — net	3,213	332	3,224	(1,690)	(3,176)

Income (loss) before income taxes and cumulative effect of a change in accounting principle	(255,269)	32,430	68,367	14,725	(69,131)
Income tax benefit (expense):
Current	44,112	(40,102)	68,272	55,946	53,025
Deferred	(43,581)	11,103	(79,607)	(54,411)	(114,513)

Income (loss) before cumulative effect of a change in accounting principle	(254,738)	3,431	57,032	16,260	(130,619)
Cumulative effect of a change in accounting principle, net of tax of $198,640(2)	—	(3,932,007)	—	—	—

Net income (loss)	$(254,738)	$(3,928,576)	$57,032	$16,260	$(130,619)

Basic and diluted income (loss) before cumulative effect of a change in accounting principle per common share					$(1.96)

Cash dividends per share					$—

	As of December 31,
	2001	2002	2003	2004	2005
	(Unaudited)
	(In thousands)

Balance Sheet Data:
Total assets	$5,391,088	$1,518,644	$1,495,715	$1,478,706	$1,776,584
Long-term debt, including current maturities	$1,112,842	$622,831	$617,838	$650,675	$366,841
Redeemable preferred stock	$—	$—	$—	$—	$40,000
Business/Shareholders’ equity	$3,701,975	$230,914	$188,283	$156,976	$636,700

(1)	Acquisitions and dispositions significantly impact the comparability of the historical consolidated financial data reflected in this schedule of Selected Financial Data.

(2)	Cumulative effect of change in accounting principle for the year ended December 31, 2002, related to impairment of goodwill recognized in accordance with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

The Selected Financial Data should be read in conjunction with Management’s Discussion and Analysis.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations together with the audited consolidated and combined financial statements and notes to the financial statements included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed under Item 1A. Risk Factors and other sections in this Annual Report.

Executive Overview

Our global music business experienced an increase in international revenues primarily due to acquisitions of promoters and increased ticket prices and attendance at our international festivals. This was partially offset by a decline in the number of events across our domestic amphitheaters as compared to 2004 which resulted in a decline in total attendance. This segment was also affected by increased litigation expenses, severance and other reorganization costs.

Our global theater business expanded its venue network during 2005 through acquisitions, but overall, experienced reduced attendance and show profits. This segment was also impacted by increased write-offs of advances on theater productions, severance and other reorganization costs during 2005.

Our other operations business experienced an increase in divisional operating expenses due to increased litigation expenses as well as severance and other reorganization costs. The impact of these items was offset by growth in the motor sports business due to additional demand in existing markets and new demand in markets where arenas and stadiums have been built.

Basis of Presentation

The combined financial statements include amounts prior to the Separation that are comprised of businesses included in the consolidated financial statements and accounting records of Clear Channel Communications, using the historical basis of assets and liabilities of the entertainment business. The international assets of the Company were contributed by Clear Channel Communications through a non-cash capital contribution to the Company of $383.1 million in 2002. Management believes the assumptions underlying the combined financial statements are reasonable. However, the combined financial statements included herein may not reflect what our results of operations, financial position and cash flows would have been had we operated as a separate, stand-alone entity during the periods presented or what our results of operations, financial position and cash flows will be in the future. Clear Channel Communications’ net investment in the Company is shown as Business equity in lieu of Shareholders’ equity in the combined financial statements prior to the Separation. On December 21, 2005, we separated from Clear Channel Communications. As a result, we recognized the par value and additional paid-in-capital in connection with the issuance of our common stock in exchange for the net assets of Clear Channel Communications’ entertainment business contributed at that time, and we began accumulating retained earnings and currency translation adjustments upon completion of the Separation. Beginning on December 21, 2005, our consolidated financial statements include all accounts of the Company and its majority owned subsidiaries.

Introduction

Management’s discussion and analysis, or MD&A, of our financial condition and results of operations is provided as a supplement to the audited annual financial statements and footnotes thereto included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. The information included in MD&A should be read in conjunction with the annual financial statements. MD&A is organized as follows:

•	Business overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.

•	Consolidated and combined results of operations. This section provides an analysis of our results of operations for the years ended December 31, 2005, 2004 and 2003. Our discussion is presented on both a consolidated and combined and segment basis. Our reportable operating segments are global music, global theater and other. Approximately 69% of our revenue is derived in North America, with the remainder being derived internationally, primarily in the United Kingdom, Sweden and Holland. Since a significant portion of our business is conducted in foreign markets, principally Europe, management looks at the operating results from our foreign operations on a constant dollar basis, which allows for comparison of operations independent of foreign exchange movements. Corporate expenses, interest expense, equity in earnings (loss) of nonconsolidated affiliates, other income (expense) — net and income taxes are managed on a total company basis and are, therefore, included only in our discussion of consolidated and combined results.

•	Liquidity and capital resources. This section provides a discussion of our financial condition as of December 31, 2005 and 2004, as well as an analysis of our cash flows for the years ended December 31, 2005 and 2004. The discussion of our financial condition and liquidity includes summaries of (i) our primary sources of liquidity and (ii) our outstanding debt and commitments (both firm and contingent) that existed at December 31, 2005.

•	Seasonality. This section discusses the seasonal performance of our global music, global theater and other segments.

•	Market risk management. This section discusses how we manage exposure to potential losses arising from adverse changes in foreign currency exchange and interest rates.

•	Recent accounting pronouncements and critical accounting policies. This section discusses accounting policies considered to be important to our financial condition and results of operations, which require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note A — Summary of Significant Accounting Policies to our consolidated and combined financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report.

Business Overview

We believe we are one of the world’s largest diversified venue operators for, and promoters and producers of, live entertainment events. For the year ended December 31, 2005, we promoted, produced or hosted over 29,500 events, including music concerts, theatrical performances, specialized motor sports and other events, with total attendance nearing 60 million. In addition, we believe we operate one of the largest networks of venues used principally for music concerts and theatrical performances in the United States and Europe. As of December 31, 2005, we owned or operated 119 venues, consisting of 77 domestic and 42 international venues. These venues include 37 amphitheaters, 61 theaters, 15 clubs, four arenas and two festival sites. In addition, through equity, booking or similar arrangements we have the right to book events at 34 additional venues.

Our Business Segments

We operate in two reportable business segments: global music and global theater. In addition, we operate in the specialized motor sports, sports representation and other businesses, which are included under “other.”

Global Music.  Our global music business principally involves the promotion or production of live music shows and tours by music artists in our owned and operated venues and in rented third-party venues. For the year ended December 31, 2005, our global music business generated approximately $2.3 billion, or 79%, of our total revenues. We promoted or produced over 10,000 events in 2005, including tours for artists such as U2, Paul McCartney, Dave Matthews Band and Toby Keith. In addition, we produced several large festivals in Europe, including Rock Werchter in Belgium, the North Sea Jazz Festival in Holland and the Reading Festival in the United Kingdom. While our global music business operates year-round, we experience higher revenues during the second and third quarters due to the seasonal nature of our amphitheaters and international festivals, which are primarily used during or occur in May through September.

Global Theater.  Our global theater business presents and produces touring and other theatrical performances. Our touring theatrical performances consist primarily of revivals of previous commercial successes and new productions of theatrical performances playing on Broadway in New York City or the West End in London. For the year ended December 31, 2005, our global theater business generated approximately $317.0 million, or 11%, of our total revenues. In 2005, we presented or produced over 14,000 theatrical performances of productions such as The Producers, The Lion King, Mamma Mia!, Hairspray, Movin’ Out, Phantom of the Opera and Chicago. We pre-sell tickets for our touring shows in approximately 46 touring markets through Broadway Across America, one of the largest subscription series in the United States and Canada. While our global theater business operates year-round, we experience higher revenues during September through April, which coincides with the theatrical touring season.

Other.  We believe we are one of the largest promoters and producers of specialized motor sports events, primarily in North America. In 2005, we held over 500 events in stadiums, arenas and other venues, including monster truck shows, supercross races, motocross races, freestyle motocross events and motorcycle road racing. In addition, we own numerous trademarked properties, including monster trucks such as Grave Diggertm and Blue Thundertm, which generate additional licensing revenues. While our specialized motor sports business operates year-round, we experience higher revenues during January through March, which is the period when a larger number of specialized motor sports events occur.

We also provide integrated sports marketing and management services, primarily for professional athletes. Our marketing and management services generally involve our negotiation of player contracts with professional sports teams and of endorsement contracts with major brands. As of December 31, 2005, we had approximately 600 clients, including Kobe Bryant (basketball), David Ortiz (baseball), Tom Lehman (golf), Andy Roddick (tennis), Roy E. Williams (football) and Steven Gerrard (soccer).

We also promote and produce other live entertainment events, including family shows, such as Dora the Explorer and Blue’s Clues. In addition, we distribute television shows and DVDs, including Motley Crue: Carnival of Sins and Ozzfest: 10th Year Anniversary Tour.

For the year ended December 31, 2005, businesses included under “other” generated approximately $298.5 million, or 10%, of our total revenues.

Our Business Activities

We principally act in the following capacities, performing one, some or all of these roles in connection with our events and tours:

Venue Operation.  As a venue operator, we contract with promoters to rent our venues for events and provide related services such as concessions, merchandising, parking, security, ushering and ticket-taking. We generate revenues primarily from rental income, ticket service charges, premium seating and venue sponsorships, as well as sharing in percentages of concessions, merchandise and parking. Revenues generated from venue operations, which are partially driven by attendance, typically have a higher margin than promotion or production revenues and therefore typically have a more direct relationship to operating income.

Sponsorships and Advertising.  We actively pursue the sale of national and local sponsorships and placement of advertising, including signage, promotional programs, naming of subscription series and tour sponsorships. Many of our venues also have name-in-title sponsorship programs. We believe national sponsorships allow us to maximize our network of venues and to arrange multi-venue branding opportunities for advertisers. Our national sponsorship programs have included companies such as American Express, Anheuser Busch and Coca-Cola. Our local and venue-focused sponsorships include venue signage, promotional programs, on-site activation, hospitality and tickets, and are derived from a variety of companies across various industry categories. Revenues generated from sponsorships and advertising typically have a significantly higher margin than promotion or production revenues and therefore typically have a more direct relationship to operating income.

Promotion.  As a promoter, we typically book performers, arrange performances and tours, secure venues, provide for third-party production services, sell tickets and advertise events to attract audiences. We earn revenues primarily from the sale of tickets and pay performers under one of several formulas, including a fixed guaranteed amount and/or a percentage of ticket sales. For each event, we either use a venue we own or operate, or rent a third-party venue. In our global theater business, we generally refer to promotion as presentation. Revenues related to promotion activities represent the majority of our consolidated and combined revenues. These revenues are generally related to the volume of ticket sales and ticket prices. Event costs, included in divisional operating expenses, such as artist and production service expenses, are typically substantial in relation to the revenues. As a result, significant increases or decreases in promotion revenue do not typically result in comparable changes to operating income.

Production.  As a producer, we generally develop event content, hire directors and artistic talent, develop sets and costumes, and coordinate the actual performances of the events. We produce tours on a global, national and regional basis. We generate revenues from fixed producer fees and by sharing in a percentage of event or tour profits primarily related to the sale of tickets, merchandise and event and tour sponsorships. These production revenues are generally related to the size and profitability of the production. Production costs, included in divisional operating expenses, are typically substantial in relation to the revenues. As a result, significant increases or decreases in production revenue do not typically result in comparable changes to operating income.

Consolidated and Combined Results of Operations

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Revenue	$2,936,845	$2,806,128	$2,707,902
Operating expenses:
Divisional operating expenses	2,829,832	2,645,293	2,506,635
Depreciation and amortization	64,622	64,095	63,436
Loss (gain) on sale of operating assets	4,859	6,371	(978)
Corporate expenses	50,715	31,386	30,820

Operating income (loss)	(13,183)	58,983	107,989
Interest expense	6,059	3,119	2,788
Interest expense with Clear Channel Communications	46,437	42,355	41,415
Equity in earnings (loss) of nonconsolidated affiliates	(276)	2,906	1,357
Other income (expense) — net	(3,176)	(1,690)	3,224

Income (loss) before income taxes	(69,131)	14,725	68,367
Income tax (expense) benefit:
Current	53,025	55,946	68,272
Deferred	(114,513)	(54,411)	(79,607)

Net income (loss)	$(130,619)	$16,260	$57,032

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Cash provided by (used in):
Operating activities	$13,913	$119,898	$138,713
Investing activities	$(106,049)	$(84,076)	$(51,960)
Financing activities	$345,438	$23,254	$(56,894)

Non-cash compensation expense, which is based on an allocation from Clear Channel Communications and is related to issuance of Clear Channel Communications’ stock awards, is included in corporate expenses in our statement of operations.

Revenue

Our revenue increased $130.7 million, or 5%, in fiscal year 2005 as compared to fiscal year 2004 primarily due to increases in our global music, global theater and other operations of $120.3 million, $3.0 million and $7.4 million, respectively. Included in the fiscal year 2005 revenue is approximately $7.3 million from decreases in foreign exchange rates as compared to the same period of 2004.

Our revenue increased $98.2 million, or 4%, in fiscal year 2004 as compared to fiscal year 2003 due to an increase in global music revenue of $131.2 million. Partially offsetting this increase were declines in revenue from our other operations and global theater of $28.7 million and $4.2 million, respectively. Included in the fiscal year 2004 revenue is approximately $74.3 million, or 76% of the total increase in revenues, from increases in foreign exchange rates as compared to the same period of 2003.

Divisional Operating Expenses

Our divisional operating expenses increased $184.5 million, or 7%, in fiscal year 2005 as compared to fiscal year 2004 due to increases in our global music, global theater and other operations of $144.2 million, $24.8 million and $15.5 million, respectively. Divisional operating expenses for 2005 include $28.3 million in expenses related to a reorganization of business units and severance costs associated with reductions in personnel, $22.8 million of increased litigation contingencies and expenses, and $11.3 million in write-offs of advances on certain music projects and theater productions. The increase in fiscal year 2005 divisional operating expenses was partially offset by approximately $5.9 million of decreases in foreign exchange rates as compared to the same period of 2004.

Our divisional operating expenses increased $138.7 million, or 6%, in fiscal year 2004 as compared to fiscal year 2003 due to a $157.8 million increase in global music divisional operating expenses, partially offset by a decrease in divisional operating expenses from our other operations and global theater of $15.2 million and $4.0 million, respectively. Included in the fiscal year 2004 divisional operating expenses is approximately $68.0 million from increases in foreign exchange rates as compared to the same period of 2003.

Loss (Gain) on sale of operating assets

Our loss on sale of operating assets decreased $1.5 million during the fiscal year 2005 as compared to the fiscal year 2004. During the second quarter of 2004, we recorded a loss on the sale of our international leisure center operations. During the fourth quarter of 2005, we recorded a smaller loss on the sale of certain exhibition and music publishing assets.

Our loss on sale of operating assets increased $7.3 million during 2004 as compared to 2003 primarily due to the sale of our international leisure center operations during the second quarter of 2004.

Corporate Expenses

Corporate expenses increased $19.3 million, or 62%, during the fiscal year 2005 as compared to the fiscal year 2004 as the result of a $16.6 million increase in litigation contingencies and expenses as well as $4.7 million related to severance payments during 2005.

Corporate expenses increased $0.6 million, or 2%, in the fiscal year ended 2004 as compared to 2003, primarily due to increases in litigation and rent expenses, partially offset by declines in performance-based bonus expense for the period.

Interest Expense

Interest expense increased $2.9 million during the fiscal year 2005 as compared to the fiscal year 2004 primarily due to $1.1 million of interest related to a contingent purchase price payment related to a prior acquisition and $0.7 million of interest expense related to our term loan and redeemable preferred stock.

Interest Expense with Clear Channel Communications

The increases and decreases in interest expense with Clear Channel Communications are directly related to the respective increase or decrease in average debt outstanding as the rate charged remained relatively consistent throughout the periods. As of December 21, 2005, this debt was repaid to or contributed to our capital by Clear Channel Communications.

Our weighted average cost of debt during all periods was 7.0%. Our debt balances owed to Clear Channel Communications as of December 31, 2005, 2004 and 2003 were:

As of December 31,
2005	2004	2003
(In millions)

$—	$628.9	$595.2

Equity in Earnings (Loss) of Nonconsolidated Affiliates

Equity in earnings (loss) of nonconsolidated affiliates decreased $3.2 million during the fiscal year 2005 as compared to the fiscal year 2004 primarily as a result of impairments and losses in several of our nonconsolidated other operations affiliates during 2005.

For the fiscal year ended 2004 as compared to fiscal 2003, equity in earnings of nonconsolidated affiliates increased $1.5 million primarily as a result of no impairments and fewer losses during 2004 in our nonconsolidated other operations affiliates as compared to the same period of 2003.

Other Income (Expense) — Net

The principal components of other income (expense) — net, for the applicable periods, were:

	Year Ended December 31,
	2005	2004	2003
	(In millions)

Interest income	$2.5	$3.2	$6.9
Minority interest expense	(5.2)	(3.3)	(3.3)
Other, net	(.5)	(1.6)	(0.4)

Other income (expense) — net	$(3.2)	$(1.7)	$3.2

Interest income decreased $3.7 million during fiscal year 2004 as compared to 2003 due primarily to receipt of interest related to notes receivable that were repaid during 2003.

Minority interest expense increased $1.9 million during fiscal year 2005 as compared to 2004 primarily due to the acquisition of a 50.1% interest in Mean Fiddler during the third quarter of 2005.

Income Taxes

Current tax benefit for the fiscal year 2005 decreased $2.9 million as compared to the fiscal year 2004. Deferred tax expense increased $60.1 million in 2005 as compared to 2004. The increase in deferred tax expense is primarily due to the $77.3 million valuation reserve recorded in the fourth quarter of 2005 and subsequent to our separation from Clear Channel Communications related to our deferred tax asset. As a subsidiary of Clear Channel Communications, taxable losses of our subsidiaries were able to be utilized under a consolidated income tax return with Clear Channel Communications. After the Separation, our deferred tax asset had to be evaluated on a stand-alone basis based on prior historical taxable income. Since we have had a history of taxable losses, we recorded a valuation allowance against this asset.

Current tax benefit decreased $12.3 million in 2004 as compared to 2003. As a result of the favorable resolution of certain tax contingencies, current tax benefit for the year ended December 31, 2004 was reduced approximately $11.0 million. The decrease in deferred tax expense of $25.2 million for the year ended December 31, 2004 as compared to December 31, 2003 was due primarily to additional depreciation expense deductions taken for tax purposes associated with a change in our tax lives of certain assets. The additional depreciation expense resulted in an increase in deferred tax expense in 2003.

Global Music Results of Operations

Our global music operating results were as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Revenue	$2,321,302	$2,201,007	$2,069,857
Divisional operating expenses	2,226,165	2,081,945	1,924,132
Depreciation and amortization	39,421	37,043	35,262
Gain on sale of operating assets	(806)	(3,438)	(863)

Operating income	$56,522	$85,457	$111,326

Fiscal Year 2005 Compared to Fiscal Year 2004

Global music revenue increased $120.3 million, or 5%, during 2005 as compared to 2004 driven primarily by an increase of $126.7 million in our international revenues, partially offset by a decline in our domestic revenues. The increase in our international revenues is primarily due to the acquisition of international promotion companies during the second half of 2004, the acquisition of a festival promoter and venue operator in 2005, an increase in promotion revenue related to shows with higher ticket prices and an increase in the attendance at our international festivals. Our international music revenue increase was partially offset by a $6.4 million decrease in domestic revenues during 2005. The decline in our domestic music revenue was primarily the result of a reduction in the number of domestic events, which reduced attendance, and lower ticket prices. While the total attendance declined at our domestic amphitheaters, the average per show attendance at these venues actually increased 7%. We believe that this increase in average per show attendance was driven by a decrease in the average ticket price by 6% during 2005.

Global music divisional operating expenses increased $144.2 million, or 7%, during 2005 as compared to 2004 due to increases in our international and domestic divisional operation expenses of $117.6 million and $26.6 million respectively. The increase in divisional operating expenses is due primarily to the acquisition of international promotion companies during the second half of 2004, the acquisition of an international festival promoter and venue operator in 2005, an increase in international promotion activity and a $5.9 million write-off of advances on certain domestic music projects. In addition, in 2005 we had $11.3 million of higher litigation contingencies and expenses and $12.2 million of costs related to severance and reorganization of the business.

Depreciation and amortization increased by $2.4 million, or 6%, in 2005 as compared to 2004 primarily due to accelerating depreciation on assets for which we have determined the useful life to be shorter than originally expected.

Fiscal Year 2004 Compared to Fiscal Year 2003

Global music revenue increased $131.2 million, or 6%, during 2004 as compared to 2003. Approximately $57.6 million, or 44% of the increase, was attributable to foreign exchange rate increases. The increase was also driven by an increased number of events and attendance in our international operations. Significant acts for 2004 included Madonna and the Italian tour of Vasco Rossi. In addition, revenue from global music sponsorships and premium seat sales increased in 2004 by $15.9 million, or 12%, over 2003. Although domestic music revenue increased, we had fewer domestic amphitheater events in 2004 as compared to 2003 primarily due to an unusually high number of show cancellations in 2004 as compared to 2003. Attendance for 2004 in our owned and operated amphitheaters was lower than 2003, partially due to these cancellations. In general, the domestic music industry suffered a setback in 2004 and according to Pollstar experienced a decline of approximately 3%, as compared to 2003, in the number of tickets sold for the top 100 tours.

Global music divisional operating expenses increased $157.8 million, or 8%, during 2004 as compared to 2003. Approximately $53.3 million, or 34% of the increase, was attributable to foreign exchange rate increases. The increase also relates to variable promotion, production and venue costs associated with the number and type of events in 2004 as compared to 2003. In addition, domestic music experienced higher talent and production costs primarily due to higher artist guarantees without a proportional increase in revenue. Domestic music also completed a restructuring of operations in the fourth quarter of 2004, resulting in a staff reduction and an increase in severance costs.

Depreciation and amortization increased by $1.8 million, or 5%, in 2004 as compared to 2003 primarily due to the completion of new venues placed in service in late 2003 and in 2004.

Global Theater Results of Operations

Our global theater operating results were as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Revenue	$317,038	$313,974	$318,219
Divisional operating expenses	303,098	278,327	282,320
Depreciation and amortization	15,236	14,709	13,161
Loss (gain) on sale of operating assets	2	(58)	24

Operating income (loss)	$(1,298)	$20,996	$22,714

Fiscal Year 2005 Compared to Fiscal Year 2004

Global theater revenue increased $3.1 million, or 1%, during 2005 as compared to 2004. Approximately $1.6 million, or 52% of the increase, was attributable to foreign exchange rate increases. In addition, global theater expanded its venue network during 2005 with the acquisition of four theaters in Spain, which resulted in an increase in revenues.

Global theater divisional operating expenses increased $24.8 million, or 9%, during 2005 as compared to 2004. Approximately $1.6 million, or 6% of the increase, was attributable to foreign exchange rate increases. The remaining increase primarily relates to $10.5 million of severance and other reorganization costs, $1.3 million of increased litigation contingencies and expenses, $5.4 million of write-offs of advances on certain domestic theater productions and costs related to the new theaters in Spain.

Fiscal Year 2004 Compared to Fiscal Year 2003

Global theater revenues decreased $4.2 million, or 1%, during 2004 as compared to 2003 primarily due to fewer domestic event dates and the replacement of a number of significant international production investments in 2003 with smaller interests in international productions in 2004 where we receive only investment earnings rather than consolidated production results. These declines were partially offset by an increase in foreign exchange rates of approximately $10.4 million in 2004 as compared to 2003, as well as the positive impact to revenues associated with our opening of the renovated France-Merrick Center for Performing Arts and the Boston Opera House during 2004.

Global theater divisional operating expenses declined $4.0 million, or 1%, during 2004 as compared to 2003 primarily due to a decrease in global theater revenues during 2004 as compared to 2003. Included in this variance are foreign exchange rate increases of approximately $8.9 million.

Global theater depreciation and amortization expense increased $1.5 million, or 12%, during 2004 as compared to 2003 primarily due to foreign exchange rate increases of $1.0 million and the completion and opening of the Boston Opera House during 2004.

Other Results of Operations

Our other operating results were as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Revenue	$298,505	$291,147	$319,826
Divisional operating expenses	300,569	285,021	300,183
Depreciation and amortization	5,969	7,406	9,626
Loss (gain) on sale of operating assets	3,598	9,867	(139)

Operating income (loss)	$(11,631)	$(11,147)	$10,156

Fiscal Year 2005 Compared to Fiscal Year 2004

Other revenues increased $7.4 million, or 3%, during 2005 as compared to 2004. The revenue increase is partially due to growth of existing and creation of new touring productions and increased sales of DVDs. Growth in the revenue from our specialized motor sports events resulted from a slight increase in attendance and ticket prices. These increases were offset by decreases related to the sale of the international leisure center business during the second quarter of 2004 as well as the popular Titanic: The Artifact Exhibit completing its run during the second quarter of 2004.

Other divisional operating expenses increased $15.5 million, or 5%, during 2005 as compared to 2004. The increase relates to the growth in our specialized motor sports events and touring productions, $5.6 million of severance and other reorganization costs and a $10.2 million increase in litigation contingencies and expenses in 2005 as compared to 2004. These increases were offset by decreases related to the sale of the international leisure center business during the second quarter of 2004 as well as the popular Titanic: The Artifact Exhibit completing its run during the second quarter of 2004.

Other divisional depreciation and amortization expense decreased $1.4 million, or 19%, for 2005 as compared to 2004 primarily as a result of the sale of the international leisure center business during the second quarter of 2004.

Other loss on sale of operating assets decreased $6.3 million during 2005 as compared to 2004 due primarily to the sale of our international leisure center operations during the second quarter of 2004 offset by the sale of certain exhibition and music publishing assets during the fourth quarter of 2005.

Fiscal Year 2004 Compared to Fiscal Year 2003

Other revenues decreased $28.7 million, or 9%, during 2004 as compared to 2003. Foreign exchange rate increases of approximately $6.3 million were offset by decreases relating to the divestiture of certain non-core businesses, including our international leisure center business, during the second quarter of 2004 and a television production business during 2003. In addition, our exhibitions group experienced a reduction in revenues as the popular Titanic: The Artifact Exhibit completed its run during the second quarter of 2004 after a full year of operations in 2003. These revenue declines were partially offset by an increase in the amount of sponsorship sales during 2004.

Other divisional operating expenses decreased $15.2 million, or 5%, during 2004 as compared to 2003. Foreign exchange rate increases of approximately $5.8 million were offset by decreases relating to the non-core divestitures and conclusion of Titanic: The Artifact Exhibit as mentioned above.

Other divisional depreciation and amortization expense decreased $2.2 million, or 23%, during 2004 as compared to 2003 primarily due to the divestiture of our international leisure center operations during the second quarter of 2004.

Other loss on sale of operating assets increased $10.0 million during 2004 as compared to 2003 primarily due to the sale of our international leisure center operations during the second quarter of 2004.

Reconciliation of Segment Operating Income (Loss)

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Global Music	$56,522	$85,457	$111,326
Global Theater	(1,298)	20,996	22,714
Other	(11,631)	(11,147)	10,156
Corporate	(56,776)	(36,323)	(36,207)

Consolidated and Combined operating income (loss)	$(13,183)	$58,983	$107,989

Liquidity and Capital Resources

Our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, have historically been funded primarily through an intercompany promissory note with Clear Channel Communications. Subsequent to our separation from Clear Channel Communications, our working capital and other cash requirements are funded from operations or from borrowings under our senior secured credit facility described below. Our cash is currently managed on a world-wide basis. Repatriation of some of these funds could be subject to delay and could have potential tax consequences, principally with respect to withholding taxes paid in foreign jurisdictions which do not give rise to a tax benefit in the United States due to our current inability to recognize the related deferred tax assets.

Our historical balance sheet reflects cash and cash equivalents of $403.7 million and short-term and long-term debt of $366.8 million at December 31, 2005, and cash and cash equivalents of $179.1 million and short-term and long-term debt of $650.7 million at December 31, 2004. The increase in cash and cash equivalents during 2005 as compared to 2004 is due to $107.0 million of cash remaining from our senior secured credit facility and higher cash in our international operations due to improved results of operations and timing of events.

We may need to incur additional debt or issue equity to make strategic acquisitions or investments. We cannot assure that such financing will be available to us on acceptable terms or that such financing will be available at all. Our ability to issue additional equity may be constrained because our issuance of additional stock may cause the Distribution to be taxable under section 355(e) of the Code, and, under the tax matters agreement, we would be required to indemnify Clear Channel Communications against the tax, if any. We may make significant acquisitions in the near term, subject to limitations imposed by our financing documents, market conditions and the tax matters agreement.

We generally receive cash related to ticket revenues in advance of the event, which is recorded in deferred income until the event occurs. With the exception of some upfront costs and artist deposits, which are recorded in prepaid expenses until the event occurs, we pay the majority of event related expenses at or after the event.

Our intra-year cash fluctuations are impacted by the seasonality of our various businesses. Examples of seasonal effects include our global music business, which reports the majority of its revenues in the second and third quarters, while our global theater business reports the majority of its revenues in the first, second and fourth quarters of the year. Cash inflows and outflows depend on the timing of event-related payments and generally occur prior to the event. See “— Seasonality” below. We believe that we have sufficient financial flexibility to fund these fluctuations and to access the global capital markets on satisfactory terms and in adequate amounts, although there can be no assurance that this will be the case. We expect cash flow from operations and borrowings under our senior secured credit facility to satisfy working capital, capital expenditure and debt service requirements for at least the succeeding year.

Sources of Cash

Senior Secured Credit Facility

As of December 31, 2005, we had a $610.0 million senior secured credit facility consisting of a $325.0 million 7 1/2 -year term loan and a $285.0 million 6 1/2 -year revolving credit facility. The 6 1/2 -year revolving credit facility provides for borrowings up to the amount of the facility with sub-limits of up to $235.0 million to be available for the issuance of letters of credit and up to $100.0 million to be available for borrowings in foreign currencies. The term loan portion of the credit facility matures in June 2013. We are required to make minimum quarterly principal repayments under the term loan of approximately $3.2 million per year through March 2013, with the remaining balance due at maturity. We are required to prepay the outstanding term loan, subject to certain exceptions and conditions, from certain asset sale proceeds and casualty and condemnation proceeds that we do not reinvest within a 365-day period or from additional debt issuance proceeds. The revolving credit portion of the credit facility matures in June 2012. At December 31, 2005, the outstanding balances on the term loan and revolving credit facility were $325.0 million and $0, respectively. Taking into account letters of credit of $46.4 million, $238.6 million was available for future borrowings.

As of February 28, 2006, the outstanding balances on the term loan and revolving credit facility were $325.0 million and $0, respectively. Taking into account letters of credit of $45.7 million, $239.3 million was available for future borrowings.

Borrowings under the term loan portion of the credit facility bear interest at per annum floating rates equal, at our option, to either (a) the base rate (which is the prime rate offered by JPMorgan Chase Bank, N.A.) plus 1.25% or (b) Adjusted LIBOR plus 2.25%. Borrowings under the revolving portion of the credit facility bear interest at per annum floating rates equal, at our option, to either (a) the base rate (which is the prime rate offered by JPMorgan Chase Bank, N.A. ) plus an applicable margin or (b) Adjusted LIBOR plus an applicable margin. Sterling and Euro-denominated borrowings under the revolving portion of the credit facility currently bear interest at per annum floating rates equal to either Adjusted LIBOR or Adjusted EURIBOR, respectively, plus an applicable margin. The revolving credit facility margins are subject to change based upon the amount of leverage for the previous calendar quarter. At December 31, 2005, the applicable margins for base rate, Adjusted LIBOR and EURIBOR borrowings were 0.75%, 1.75% and 1.75% respectively. Under the terms of the credit facility, we are required to enter into an interest rate swap for a minimum of 50% of the outstanding debt for a minimum of three years.

In addition to paying interest on outstanding principal under the credit facility, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. As of December 31, 2005, the commitment fee rate was .375%. We also are required to pay customary letter of credit fees, as necessary.

The senior secured credit facility contains a number of covenants that, among other things, restrict our ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase our stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets, and merge or consolidate.

Redeemable Preferred Stock

As part of the Separation, a subsidiary of ours sold 200,000 shares of Series A (voting) mandatorily Redeemable Preferred Stock to third-party investors and issued 200,000 shares of Series B (non-voting) mandatorily Redeemable Preferred Stock to Clear Channel Communications who then sold this Series B Redeemable Preferred Stock to third-party investors. We did not receive any of the proceeds from the sale of the Series B Redeemable Preferred Stock sold by Clear Channel Communications. As of December 31, 2005, we had 200,000 shares of Series A Redeemable Preferred Stock and 200,000 shares of Series B Redeemable Preferred Stock outstanding (collectively, the “Preferred Stock”) with an aggregate liquidation preference of $40.0 million. The Preferred Stock accrues dividends at 13% per annum and is mandatorily redeemable on

December 21, 2011, although we are obligated to make an offer to repurchase the Preferred Stock at 101% of the liquidation preference in the event of a change of control. The certificate of incorporation governing the Preferred Stock contains a number of covenants that, among other things, restrict our ability to incur additional debt, issue certain equity securities, create liens, merge or consolidate, modify the nature of our business, make certain investments and acquisitions, transfer and sell material assets, enter into sale-leaseback transactions, enter into swap agreements, pay dividends and make distributions, and enter into agreements with affiliates. If we default under any of these covenants, we will have to pay additional dividends.

Guarantees of Third Party Obligations

As of December 31, 2005 and 2004, we guaranteed the debt of third parties of approximately $1.9 million and $3.5 million, respectively, primarily related to maximum credit limits on employee credit cards and, in 2004, this included a guarantee of a bank line of credit for working capital needs of a nonconsolidated affiliate.

Debt Covenants

The significant covenants on our $610.0 million, 7 1/2 -year, multi-currency credit facility relate to total leverage, senior leverage, interest coverage, and capital expenditures contained and defined in the credit agreement. The leverage ratio covenant requires us to maintain a ratio of consolidated total indebtedness minus unrestricted cash and cash equivalents (both as defined by the credit agreement) to consolidated earnings-before-interest-taxes-depreciation-and-amortization (as defined by the credit agreement, “Consolidated EBITDA”) of less than 4.5x through December 31, 2008, and less than 4.0x thereafter, provided that aggregated subordinated indebtedness is less than $25.0 million. The senior leverage covenant, which is only applicable provided aggregate subordinated indebtedness is greater than $25.0 million, requires us to maintain a ratio of consolidated senior indebtedness to Consolidated EBITDA of less than 3.0x. The interest coverage covenant requires us to maintain a minimum ratio of Consolidated EBITDA to cash interest expense (as defined by the credit agreement) of 2.5x. The capital expenditure covenant limits annual capital expenditures (as defined by the credit agreement) to $125.0 million or less through December 31, 2006, and $110.0 million or less thereafter. In the event that we do not meet these covenants, we are considered to be in default on the credit facilities at which time the credit facilities may become immediately due. This credit facility contains a cross default provision that would be triggered if we were to default on any other indebtedness greater than $10.0 million.

Our other indebtedness does not contain provisions that would make it a default if we were to default on our credit facilities.

The fee we pay on borrowings on our $325.0 million, 7 1/2 -year, senior term loan fee is 2.25% above LIBOR. The fees we pay on our $285.0 million, 6 1/2 -year multi-currency revolving credit facility depend on our total leverage ratio. Based on our current total leverage ratio, our fees on borrowings are 1.75% above LIBOR and are .375% on the total remaining availability on the revolving credit facility. In the event our leverage ratio improves, the fees on revolving credit borrowings and the unused availability decline gradually to .75% and .25%, respectively, at a total leverage ratio of less than, or equal to, 1.25x.

We believe there are no other agreements that contain provisions that trigger an event of default upon a change in long-term debt ratings that would have a material impact on our financial statements.

At December 31, 2005, we were in compliance with all debt covenants. We expect to remain in compliance throughout 2006.

Uses of Cash

Acquisitions

During the year ended December 31, 2005 our global music segment and other operations made cash payments of $8.3 million and $0.2 million, respectively, related to various earn-outs and deferred purchase price consideration on prior year acquisitions.

Capital Expenditures

Venue operations is a capital intensive business, requiring consistent investment in our existing venues in order to address audience and artist expectations, technological industry advances and various federal and state regulations.

We categorize capital outlays into maintenance expenditures and new venue expenditures. Maintenance expenditures are associated with the renewal and improvement of existing venues and, to a lesser extent, capital expenditures related to information systems and administrative offices. New venue expenditures relate to either the construction of new venues or major renovations to existing buildings that are being added to our venue network. Capital expenditures typically increase during periods when venues are not in operation.

Our capital expenditures have consisted of the following:

	Year Ended December 31,
	2005	2004	2003
	(In millions)

Maintenance expenditures	$56.3	$31.4	$34.2
New venue expenditures	36.2	42.0	35.7

Total capital expenditures	$92.5	$73.4	$69.9

Maintenance expenditures for 2005 include higher expenditures relating to capital spent to improve the audience experience at our owned and operated amphitheaters. We expect this higher level of maintenance expenditures to continue in 2006.

Of the capital expenditures above, remaining in construction in progress at December 31, 2005 was $39.9 million primarily consisting of development or renovation costs associated with three venues. We will incur additional costs in 2006 related to the completion of these venues.

Company Share Repurchase Program

During the year ended December 31, 2005, our Board of Directors authorized a $150 million share repurchase program effective immediately. The repurchase program is authorized through December 31, 2006, although prior to such time the program may be suspended or discontinued at any time. As of December 31, 2005, we have repurchased 1.5 million shares of our common stock for an aggregate purchase price of $18.0 million, including commissions and fees. As of February 28, 2006, we have repurchased an additional 1.9 million shares of our common stock for an aggregate purchase price of $24.7 million, including commissions and fees.

Summary

Our primary short-term liquidity needs are to fund general working capital requirements and maintenance expenditures while our long-term liquidity needs are primarily associated with new venue expenditures. Our primary sources of funds for our short-term liquidity needs will be cash flows from operations and borrowings under our credit facility, while our long-term sources of funds will be from cash from operations, long-term bank borrowings and other debt or equity financing.

Contractual Obligations and Commitments

Firm Commitments

In addition to the scheduled maturities on our debt, we have future cash obligations under various types of contracts. We lease office space, certain equipment and the venues used in our entertainment operations under long-term operating leases. Some of our lease agreements contain renewal options and annual rental escalation clauses (generally tied to the consumer price index), as well as provisions for our payment of utilities and maintenance. We also have minimum payments associated with noncancelable contracts related to our operations such as artist guarantee contracts and theatrical production payments. As part of our ongoing capital projects, we will enter into construction related commitments for future capital expenditure work. The scheduled maturities discussed below represent contractual obligations as of December 31, 2005 and thus do not represent all expected expenditures for those periods.

The scheduled maturities of our long-term debt outstanding, future minimum rental commitments under noncancelable lease agreements, minimum payments under other noncancelable contracts and capital expenditures commitments as of December 31, 2005 are as follows:

	Payments Due by Period
					2011 and
	Total	2006	2007 — 2008	2009 — 2010	thereafter
	(In thousands)

Long-term debt obligations, including current maturities
Term loan	$325,000	$3,250	$6,500	$6,500	$308,750
Other long-term debt	41,841	22,455	2,615	2,932	13,839
Preferred stock	40,000	—	—	—	40,000
Estimated interest payments(1)	260,538	36,273	71,448	69,941	82,876
Non-cancelable operating lease obligations	1,012,827	64,339	114,681	89,653	744,154
Non-cancelable contracts(2)	247,083	190,200	27,932	13,527	15,424
Capital expenditures	26,711	23,461	750	2,500	—
Other long-term liabilities(3)

Total	$1,954,000	$339,978	$223,926	$185,053	$1,205,043

(1)	Includes dividends on the Series A and Series B redeemable preferred stock.

(2)	Excluded from the non-cancelable contracts is $66.0 million related to severance obligations for employment contracts calculated as if such employees were terminated on January 1, 2006.

(3)	Other long-term liabilities consist of $16.7 million of tax contingencies, $5.0 million of deferred income and $9.1 million of various other obligations. All of our other long-term liabilities do not have contractual maturities and, therefore, we cannot predict when, or if, they will become due.

Minimum rentals of $114.1 million to be received in years 2006 through 2020 under non-cancelable subleases are excluded from the commitment amounts in the above table.

Cash Flows

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Cash provided by (used in):
Operating activities	$13,913	$119,898	$138,713
Investing activities	$(106,049)	$(84,076)	$(51,960)
Financing activities	$345,438	$23,254	$(56,894)

Operating Activities

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Cash provided by operations was $13.9 million for the year ended December 31, 2005 as compared to cash provided by operations of $119.9 million for the year ended December 31, 2004. The $106.0 million decrease in cash provided by operations resulted from a decrease in net income, adjusted for non-cash charges related to deferred income tax expense, and changes in the event related operating accounts which are dependent on the number and size of events on-going at year end. We had prepaid more expenses in 2005, including artist deposits, and accrued more expenses, based on the size and timing of the upcoming tours.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Cash provided by operations was $119.9 million for the year ended December 31, 2004 as compared to cash provided by operations of $138.7 million for the year ended December 31, 2003. The $18.8 million decrease in cash provided by operations resulted primarily from a decrease in net income.

Investing Activities

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Cash used in investing activities was $106.0 million for the year ended December 31, 2005, compared to cash used in investing activities of $84.1 million for the year ended December 31, 2004. The $21.9 million increase in cash used in investing activities was primarily due to an increase in capital expenditures of $19.1 million and an increase in advances to nonconsolidated affiliates of $4.3 million. These increases were partially offset by less acquisition related payments in 2005.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Cash used in investing activities was $84.1 million for the year ended December 31, 2004, compared to cash used in investing activities of $52.0 million for the year ended December 31, 2003. The $32.1 million increase in cash used in investing activities was primarily due to more acquisition-related payments and higher advances to nonconsolidated affiliates in 2004 and the collection of a note receivable in 2003.

Financing Activities

Historically, we had funded our cash needs through an intercompany promissory note with Clear Channel Communications. The intercompany promissory note functioned as part of a sweep account that allowed excess operating cash generated by our domestic operations to be transferred to Clear Channel Communications, generally on a daily basis. As we had cash needs, they were funded from Clear Channel Communications through this account.

Following our separation from Clear Channel Communications, we expect to fund our cash needs through cash from operations, borrowings under our revolving credit facility and available cash and cash equivalents.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Cash provided by financing activities was $345.4 million for the year ended December 31, 2005, compared to cash provided by financing activities of $23.3 million for the year ended December 31, 2004. The $322.1 million increase in cash provided by financing activities is a result of proceeds received from our term loan and issuance of redeemable preferred stock, offset by repurchases of our common stock.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Cash provided by financing activities was $23.3 million for the year ended December 31, 2004, compared to cash used in financing activities of $56.9 million for the year ended December 31, 2003. The $80.2 million increase in cash provided by financing activities is a result of more cash being provided by Clear Channel Communications for 2004, primarily due to higher cash used in investing activities in 2004 from more acquisition payments. This is also due to more cash generated from operations in our international businesses during 2004 which does not sweep to Clear Channel Communications as often as our domestic operations.

Seasonality

For financial statement purposes, our global music segment typically experiences higher operating income in the second and third quarters as our outdoor venues and international festivals are primarily used in or occur during May through September. In addition, the timing of tours of top grossing acts can impact comparability of quarterly results year over year, although annual results may not be impacted. Our global theater segment typically experiences its higher operating income during the first, second and fourth quarters of the calendar year as the theatrical touring season typically runs from September through April.

Cash flows from global music and global theater typically have a slightly different seasonality as advance payments are often made for artist performance fees and theatrical production costs in advance of the date the related event tickets go on sale. These artist fees and production costs are expensed when the event occurs. Once tickets for an event go on sale, we begin to receive payments from ticket sales, still in advance of when the event occurs. We record these ticket sales as revenue when the event occurs.

We expect these trends to continue in the future. See Item 1A. Risk Factors — Our operations are seasonal and our results of operations vary from quarter to quarter, so our financial performance in certain financial quarters may not be indicative of or comparable to our financial performance in subsequent financial quarters.

Market Risk

We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates.

Foreign Currency Risk

We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Our foreign operations reported operating income of $60.6 million for the year ended December 31, 2005. Currently, we do not operate in any hyper-inflationary countries. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the year ended December 31, 2005 by $6.1 million. As of December 31, 2005, our primary foreign exchange exposure included the Euro, British Pound, Swedish Kroner and Canadian Dollar.

This analysis does not consider the implication such currency fluctuations could have on the overall economic activity that could exist in such an environment in the United States or the foreign countries or on the results of operations of these foreign entities.

Occasionally, we will use forward currency contracts to reduce our exposure to foreign currency risk. The principal objective of such contracts is to minimize the risks and/or costs associated with artist fee commitments. At December 31, 2005, we do not have any outstanding forward currency contracts.

Interest Rate Risk

Our market risk is also affected by changes in interest rates. We had $366.8 million total debt outstanding as of December 31, 2005, of which $325.1 million was variable rate debt.

Based on the amount of our floating-rate debt as of December 31, 2005, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $0.8 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of December 31, 2005 with no subsequent change in rates for the remainder of the period.

Beginning in 2006, we intend to use interest rate swaps and other derivative instruments to reduce our exposure to market risk from changes in interest rates. The principal objective of such contracts is to minimize the risks and/or costs associated with our variable rate debt. We do not intend to hold or issue interest rate swaps for trading purposes.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“Statement 153”). Statement 153 eliminates the APB Opinion No. 29 exception for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance. Statement 153 is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of Statement 153 should be applied prospectively. We intend to adopt Statement 153 for our fiscal year beginning January 1, 2006 and we do not believe that adoption will materially impact our financial position or results of operations.

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”), which is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Statement 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) is effective for financial statements for the first interim or annual period beginning after June 15, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. In April 2005, the SEC issued a press release announcing that it would provide for phased-in implementation guidance for Statement 123(R). The SEC would require that registrants that are not small business issuers adopt Statement 123(R)’s fair value method of accounting for share-based payments to employees no later than the beginning of the first fiscal year beginning after June 15, 2005. We intend to adopt Statement 123(R) on January 1, 2006 using the modified prospective method.

As permitted by Statement 123, we currently account for share-based payments to employees using APB 25 intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. We are unable to quantify the impact of adoption of Statement 123(R) at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note A of the Notes to Consolidated and Combined Financial Statements included elsewhere herein. Statement 123(R)also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow. This requirement will increase net financing cash flows in periods after adoption. We cannot estimate what those amounts will be in the future because they depend on, among other things, the levels of share-based payments granted in the future.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 Share-Based Payment (“SAB 107”). SAB 107 expresses the SEC staff’s views regarding the interaction between Statement 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first time adoption of Statement 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123(R)and the modification of employee share options prior to adoption of Statement 123(R).

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“Statement 154”). Statement 154 replaces APB Opinion No. 20, Accounting

Changes, and FASB Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Statement 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt Statement 154 on January 1, 2006 and do not anticipate adoption to materially impact our financial position or results of operations.

In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF 05-6, Determining the Amortization Period of Leasehold Improvements (“EITF 05-6”). EITF 05-6 requires that assets recognized under capital leases generally be amortized in a manner consistent with the lessee’s normal depreciation policy except that the amortization period is limited to the lease term (which includes renewal periods that are reasonably assured). EITF 05-6 also addresses the determination of the amortization period for leasehold improvements that are purchased subsequent to the inception of the lease. Leasehold improvements acquired in a business combination or purchased subsequent to the inception of the lease should be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. We adopted EITF 05-6 on July 1, 2005 which did not materially impact our financial position or results of operations.

In October 2005, the FASB issued Staff Position 13-1 (“FSP 13-1”). FSP 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. The guidance in FSP 13-1 shall be applied to the first reporting period beginning after December 15, 2005. We will adopt FSP 13-1 on January 1, 2006 and do not anticipate adoption to materially impact our financial position or results of operations.

In February 2006, the FASB issued FASB Staff Position No. FAS 123(R) — 4, Contingent Cash Settlement (“FSP FAS 123(R) — 4”). FSP FAS 123(R) — 4 requires companies to classify employee stock options and similar instruments with contingent cash settlement features as equity awards under Statement 123(R)provided that (1) the contingent event that permits or requires cash settlement is not considered probable of occurring and is not within the control of the employee; and (2) the award includes no other features that would require liability classification. We will adopt FSP FAS 123(R) — 4 on January 1, 2006 and do not anticipate adoption to materially impact our financial position or results of operations.

Critical Accounting Policies

The preparation of our financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates that are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such difference could be material. Our significant accounting policies are discussed in Note A, Summary of Significant Accounting Policies, of the Notes to Consolidated and Combined Financial Statements included in Item 8. Financial Statements and Supplementary Data. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. The following narrative describes these critical accounting estimates, the judgments and assumptions and the effect if actual results differ from these assumptions.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. Generally, we record specific reserves to reduce the amounts recorded to what we believe will be collected when a customer’s account ages beyond typical collection patterns, or we become aware of a customer’s inability to meet its financial obligations. To a lesser extent, we recognize reserves based on historical experience of bad debts as a percentage of revenues for applicable businesses, adjusted for relative improvements or deteriorations in the agings.

If our agings were to improve or deteriorate resulting in a 10% change in our allowance, it is estimated that our bad debt expense for the year ended December 31, 2005 would have changed by $1.0 million and our net income for the same period would have changed by $1.0 million.

Long-Lived Assets

Long-lived assets, such as property, plant and equipment, are reviewed for impairment when events and circumstances indicate that depreciable and amortizable long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current fair market value.

We use various assumptions in determining the current fair market value of these assets, including future expected cash flows and discount rates, as well as future salvage values. Our impairment loss calculations require us to apply judgment in estimating future cash flows, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.

If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results of operations.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. We review goodwill for potential impairment annually using the income approach to determine the fair value of our reporting units. The fair value of our reporting units is used to apply value to the net assets of each reporting unit. To the extent that the carrying amount of net assets would exceed the fair value, an impairment charge may be required to be recorded.

The income approach we use for valuing goodwill involves estimating future cash flows expected to be generated from the related assets, discounted to their present value using a risk-adjusted discount rate. Terminal values are also estimated and discounted to their present value.

As a result of adopting Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, we recorded a non-cash, net of tax, goodwill impairment charge of approximately $3.9 billion. As required by Statement 142, a subsequent impairment test was performed at October 1, 2002, which resulted in no additional impairment charge. The non-cash impairment of our goodwill was generally caused by unfavorable economic conditions, which persisted throughout 2001. These conditions adversely impacted the cash flow projections used to determine the fair value of each reporting unit at January 1, 2002, which resulted in the non-cash impairment charge of a portion of our goodwill. We may incur impairment charges in future periods under Statement 142 to the extent we do not achieve our expected cash flow growth rates, and to the extent that market values decrease and long-term interest rates increase.

Revenue Recognition

Revenue from the presentation and production of an event is recognized on the date of the performance. Revenue collected in advance of the event is recorded as deferred income until the event occurs. Revenue collected from sponsorships and other revenue, which is not related to any single event, is classified as deferred income and generally amortized over the operating season or the term of the contract.

We believe that the credit risk with respect to trade receivables is limited due to the large number and the geographic diversification of our customers.

Barter Transactions

Barter transactions represent the exchange of display space or tickets for advertising, merchandise or services. These transactions are generally recorded at the lower of the fair market value of the display space or tickets relinquished or the fair value of the advertising, merchandise or services received. Revenue is recognized on barter and trade transactions when the advertisements are displayed or the event occurs for which the tickets are exchanged. Expenses are recorded when the advertising, merchandise or service is received or when the event occurs. Barter and trade revenues for the years ended December 31, 2005, 2004 and 2003, were approximately $34.9 million, $45.1 million and $33.4 million, respectively, and are included in total revenues. Barter and trade expenses for the years ended December 31, 2005, 2004 and 2003, were approximately $34.8 million, $44.5 million and $32.7 million, respectively, and are included in divisional operating expenses. These transactions relate to each of our segments and generally occur relatively evenly throughout the year.

Litigation Accruals

We are currently involved in certain legal proceedings and, as required, have accrued our estimate of the probable costs for the resolution of these claims. Management’s estimates used have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.

Income Taxes

We account for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if we believe it is more likely than not that some portion or the entire asset will not be realized. As all earnings from our foreign operations are permanently reinvested and not distributed, our income tax provision does not include additional United States taxes on foreign operations. It is not practical to determine the amount of federal income taxes, if any, that might become due in the event that the earnings were distributed.

Our provision for income taxes has been computed on the basis that we file separate consolidated income tax returns with our subsidiaries. Prior to the Separation, our operations were included in a consolidated federal income tax return filed by Clear Channel Communications. Certain tax liabilities owed by us were remitted to the appropriate taxing authority by Clear Channel Communications and were accounted for as non-cash capital contributions by Clear Channel Communications to us. Tax benefits recognized on employee stock option exercises were retained by Clear Channel Communications. Subsequent to the Separation, we will file separate consolidated income tax returns.

We compute our deferred income tax provision using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Our provision for income taxes is further disclosed in Note I — Income Taxes included in Item 8. Financial Statements and Supplementary Data.

Inflation

Inflation has affected our performance in terms of higher costs such as employee compensation and equipment. Although the exact impact of inflation is indeterminable, we believe we have reduced the impact of these higher costs by increasing ticket prices where possible and reducing other costs.

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is as follows:

Year Ended December 31,
2005	2004	2003	2002	2001

0.41	1.11	1.67	1.29	*

*	For the year ended December 31, 2001, fixed charges exceeded earnings before income taxes and fixed charges by $262.0 million.

The ratio of earnings to fixed charges was computed on a total enterprise basis. Earnings represent income from continuing operations before income taxes less equity in undistributed net income (loss) of unconsolidated affiliates plus fixed charges. Fixed charges represent interest, amortization of debt discount and expense, and the estimated interest portion of rental charges.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Required information is within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Live Nation, Inc.

We have audited the accompanying consolidated and combined balance sheets of Live Nation, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated and combined statements of operations, business/shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated and combined financial position of Live Nation, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated and combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Houston, Texas
February 28, 2006

CONSOLIDATED AND COMBINED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands except
	share data)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$403,716	$179,137
Accounts receivable, less allowance of $9,518 in 2005 and $10,174 in 2004	190,207	167,868
Prepaid expenses	115,055	83,546
Other current assets	46,714	42,006

Total Current Assets	755,692	472,557
PROPERTY, PLANT AND EQUIPMENT
Land, buildings and improvements	910,926	880,881
Furniture and other equipment	166,004	155,563
Construction in progress	39,856	14,917

	1,116,786	1,051,361
Less accumulated depreciation	307,867	258,045

	808,919	793,316
INTANGIBLE ASSETS
Definite-lived intangibles, net	12,351	14,838
Goodwill	137,110	44,813
OTHER ASSETS
Notes receivable, less allowance of $745 in 2005 and $545 in 2004	4,720	7,110
Investments in, and advances to, nonconsolidated affiliates	30,660	27,002
Deferred tax asset, net	—	97,317
Other assets	27,132	21,753

Total Assets	$1,776,584	$1,478,706

LIABILITIES AND BUSINESS/SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$37,654	$31,440
Deferred income	232,754	184,413
Accrued expenses	405,507	362,278
Current portion of long-term debt	25,705	1,214

Total Current Liabilities	701,620	579,345
Long-term debt	341,136	20,564
Debt with Clear Channel Communications	—	628,897
Other long-term liabilities	30,766	88,997
Minority interest	26,362	3,927
Series A and Series B redeemable preferred stock	40,000	—
Commitments and contingent liabilities (Note G)
BUSINESS/SHAREHOLDERS’ EQUITY
Preferred stock — Series A Junior Participating, $.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Preferred stock, $.01 par value; 30,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 450,000,000 shares authorized; 67,174,912 shares issued	672	—
Additional paid-in capital	748,011	—
Retained deficit	(87,563)	—
Owner’s net investment	—	170,497
Cost of shares (1,506,900) held in treasury	(18,003)	—
Accumulated other comprehensive loss	(6,417)	(13,521)

Total Business/Shareholders’ Equity	636,700	156,976

Total Liabilities and Business/Shareholders’ Equity	$1,776,584	$1,478,706

See Notes to Consolidated and Combined Financial Statements

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
	(In thousands except per share data)

Revenue	$2,936,845	$2,806,128	$2,707,902
Operating expenses:
Divisional operating expenses	2,829,832	2,645,293	2,506,635
Depreciation and amortization	64,622	64,095	63,436
Loss (gain) on sale of operating assets	4,859	6,371	(978)
Corporate expenses	50,715	31,386	30,820

Operating income (loss)	(13,183)	58,983	107,989
Interest expense	6,059	3,119	2,788
Interest expense with Clear Channel Communications	46,437	42,355	41,415
Equity in earnings (loss) of nonconsolidated affiliates	(276)	2,906	1,357
Other income (expense) — net	(3,176)	(1,690)	3,224

Income (loss) before income taxes	(69,131)	14,725	68,367
Income tax (expense) benefit:
Current	53,025	55,946	68,272
Deferred	(114,513)	(54,411)	(79,607)

Net income (loss)	(130,619)	16,260	57,032
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(4,398)	(18,472)	(22,163)

Comprehensive loss	$(135,017)	$(2,212)	$34,869

Basic and diluted net loss per common share	$(1.96)

Basic and diluted weighted average common shares outstanding	66,809

See Notes to Consolidated and Combined Financial Statements

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN BUSINESS/SHAREHOLDERS’ EQUITY

							Accumulated
							Other
	Common		Additional Paid-in	Retained	Owner’s Net	Cost of Shares Held	Comprehensive
	Shares Issued	Common Stock	Capital	Deficit	Investment	in Treasury	Income (Loss)	Total
	(In thousands, except share data)

Balances at December 31, 2002	—	$—	$—	$—	$203,800	$—	$27,114	$230,914
Net income	—	—	—	—	57,032	—	—	57,032
Contributions from Owner	—	—	—	—	15,050	—	—	15,050
Dividends to Owner	—	—	—	—	(92,550)	—	—	(92,550)
Currency translation adjustment	—	—	—	—	—	—	(22,163)	(22,163)

Balances at December 31, 2003	—	—	—	—	183,332	—	4,951	188,283
Net income	—	—	—	—	16,260	—	—	16,260
Contributions from Owner	—	—	—	—	34,968	—	—	34,968
Dividends to Owner	—	—	—	—	(64,063)	—	—	(64,063)
Currency translation adjustment	—	—	—	—	—	—	(18,472)	(18,472)

Balances at December 31, 2004	—	—	—	—	170,497	—	(13,521)	156,976
Net loss	—	—	—	(87,563)	(43,056)	—	—	(130,619)
Contributions from Owner	—	—	—	—	81,885	—	—	81,885
Dividends to Owner	—	—	—	—	(76,705)	—	—	(76,705)
Contribution of debt with Clear Channel Communications	—	—	—	—	627,564	—	—	627,564
Distribution of common stock at spin-off	67,174,912	672	748,011	—	(760,185)	—	11,502	—
Purchase of common shares	—	—	—	—	—	(18,003)	—	(18,003)
Currency translation adjustment	—	—	—	—	—	—	(4,398)	(4,398)

Balances at December 31, 2005	67,174,912	$672	$748,011	$(87,563)	$—	$(18,003)	$(6,417)	$636,700

See Notes to Consolidated and Combined Financial Statements

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(130,619)	$16,260	$57,032
Reconciling items:
Depreciation	62,279	60,918	60,421
Amortization of intangibles	2,343	3,177	3,015
Deferred income tax expense	114,513	54,411	79,607
Amortization of debt issuance costs	9	—	—
Current tax benefit dividends to owner	(76,705)	(64,063)	(92,550)
Non-cash compensation expense	1,256	1,084	1,302
Loss (gain) on sale of operating and fixed assets	4,859	6,371	(978)
Equity in (earnings) loss of nonconsolidated affiliates	276	(2,906)	(1,357)
Minority interest expense	5,236	3,300	3,280
Decrease in other — net	(119)	(462)	(266)
Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease (increase) in accounts receivable	(15,911)	11,100	(28,061)
Decrease (increase) in prepaid expenses	(41,759)	5,527	9,053
Decrease in other assets	4,592	1,178	2,646
Increase in accounts payable, accrued expenses and other liabilities	41,946	10,511	55,172
Increase (decrease) in deferred income	24,132	16,047	(7,328)
Increase (decrease) in minority interest liability	17,585	(2,555)	(2,275)

Net cash provided by operating activities	13,913	119,898	138,713
CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in notes receivable, net	176	1,943	14,795
Decrease (increase) in investments in, and advances to, nonconsolidated affiliates — net	(5,747)	(1,413)	8,437
Purchases of property, plant and equipment	(92,520)	(73,435)	(69,936)
Proceeds from disposal of assets	580	3,581	584
Acquisition of operating assets	(8,467)	(13,727)	(5,284)
Increase in other — net	(71)	(1,025)	(556)

Net cash used in investing activities	(106,049)	(84,076)	(51,960)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments on) debt with Clear Channel Communications	220,981	24,079	(53,859)
Payment on debt with Clear Channel Communications at spin-off	(220,000)	—	—
Proceeds from long-term debt, net of debt issuance costs	344,129	6,725	—
Payments on long-term debt	(1,169)	(7,550)	(3,035)
Proceeds from issuance of redeemable preferred stock, net of debt issuance costs	19,500	—	—
Payments for purchase of common stock	(18,003)	—	—

Net cash provided by (used in) financing activities	345,438	23,254	(56,894)
Effect of exchange rate changes on cash	(28,723)	3,701	(18,396)
Net increase in cash and cash equivalents	224,579	62,777	11,463
Cash and cash equivalents at beginning of year	179,137	116,360	104,897

Cash and cash equivalents at end of year	$403,716	$179,137	$116,360

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for:
Interest	$4,549	$3,048	$2,564
Income taxes	$17,253	$9,685	$9,917

See Notes to Consolidated and Combined Financial Statements

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Live Nation, Inc. (the “Company”) was incorporated in Delaware on August 2, 2005 in preparation for the contribution and transfer by Clear Channel Communications, Inc. (“Clear Channel Communications”) of substantially all of the entertainment assets and liabilities to the Company (the “Separation”). The Company completed the Separation on December 21, 2005 and became a publicly traded company on the New York Stock Exchange (NYSE: LYV).

Prior to the Separation, Live Nation was a wholly owned subsidiary of Clear Channel Communications. As part of the Separation, holders of Clear Channel Communications common stock of record on December 14, 2005 received one share of Live Nation common stock for every eight shares of Clear Channel Communications common stock on December 21, 2005. No fractional shares of our common stock were issued. Any shareholder entitled to fractional shares received net cash in lieu of such shares.

The Company has two principal business segments: global music and global theater. Global music operations include the promotion and production of live music performances and tours by music artists in venues owned and operated by the Company and in third-party venues rented by the Company. Global theater operations present and produce touring and other theatrical performances in venues owned and operated by the Company and in third-party venues rented by the Company. In addition, the Company has operations in the specialized motor sports, sports representation and other businesses.

Basis of Presentation and Principles of Consolidation and Combination

Prior to the Separation

Prior to the Separation, the combined financial statements include amounts that are comprised of businesses included in the consolidated financial statements and accounting records of Clear Channel Communications, using the historical basis of assets and liabilities of the entertainment business. The international assets of the Company were contributed by Clear Channel Communications through a non-cash capital contribution to the Company of $383.1 million in 2002. Management believes the assumptions underlying the combined financials statements are reasonable. However, the combined financial statements included herein may not reflect what our results of operations, financial position and cash flows would have been had we operated as a separate, stand-alone entity during the periods presented or what our results of operations, financial position and cash flows will be in the future. Clear Channel Communications’ net investment in the Company is shown as Business equity in lieu of Shareholders’ equity in the combined financial statements prior to the Separation.

Subsequent to the Separation

As a result of the Separation, the Company recognized the par value and additional paid-in-capital in connection with the issuance of our common stock in exchange for the net assets contributed at that time, and the Company began accumulating retained deficits and currency translation adjustments upon completion of the Separation. Beginning on December 21, 2005, the Company’s consolidated financial statements include all accounts of the Company and its majority owned subsidiaries. Significant intercompany accounts among the consolidated and combined businesses have been eliminated in consolidation. Investments in nonconsolidated affiliates are accounted for using the equity method of accounting. Certain amounts in prior years have been reclassified to conform to the 2005 presentation.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Allowance for Doubtful Accounts

The Company evaluates the collectibility of its accounts receivable based on a combination of factors. Generally, it records specific reserves to reduce the amounts recorded to what it believes will be collected when a customer’s account ages beyond typical collection patterns, or the Company becomes aware of a customer’s inability to meet its financial obligations. To a lesser extent, the Company recognizes reserves based on historical experience of bad debts as a percentage of revenues for applicable businesses, adjusted for relative improvements or deteriorations in the agings. When accounts receivable are determined to be uncollectible, the amount of the receivable is written off against the allowance for doubtful accounts.

Prepaid Expenses

The majority of the Company’s prepaid expenses relate to event expenses including show advances and deposits and other costs directly related to future entertainment events. Such costs are charged to operations upon completion of the related events.

Purchase Accounting

The Company accounts for its business acquisitions under the purchase method of accounting. The total cost of acquisitions is allocated to the underlying identifiable net assets based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. In addition, reserves have been established on the Company’s balance sheet related to acquired liabilities and qualifying restructuring costs and contingencies based on assumptions made at the time of acquisition. The Company evaluates these reserves on a regular basis to determine the adequacies of the amounts.

Property, Plant and Equipment

Property, plant and equipment are stated at cost or fair value at date of acquisition. Depreciation, which is recorded for both owned assets and assets under capital leases, is computed using the straight-line method at rates that, in the opinion of management, are adequate to allocate the cost of such assets over their estimated useful lives, which are as follows:

Buildings and improvements — 10 to 50 years

Furniture and other equipment — 3 to 10 years

Leasehold improvements are depreciated over the shorter of the economic life or associated lease term assuming renewal periods, if appropriate. Expenditures for maintenance and repairs are charged to operations as incurred, whereas expenditures for renewal and improvements are capitalized.

The Company tests for possible impairment of property, plant, and equipment whenever events or changes in circumstances, such as a reduction in operating cash flow or a dramatic change in the manner that the asset is intended to be used indicate that the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the estimated undiscounted future cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the estimated undiscounted future cash flow amount, an impairment charge is recorded in depreciation and amortization expense in the statement of operations for amounts necessary to reduce the carrying value of the asset to fair value. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

The Company classifies intangible assets as definite-lived or goodwill. Definite-lived intangibles include primarily non-compete and building or naming rights, all of which are amortized over the respective lives of the agreements, typically four to twenty years. The Company periodically reviews the appropriateness of the amortization periods related to its definite-lived assets. These assets are stated at cost. The excess cost over fair value of net assets acquired is classified as goodwill. The goodwill is not subject to amortization, but is tested for impairment at least annually.

The Company tests for possible impairment of definite-lived intangible assets whenever events or changes in circumstances, such as a reduction in operating cash flow or a dramatic change in the manner that the asset is intended to be used indicate that the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the estimated undiscounted future cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the estimated undiscounted future cash flow amount, an impairment charge is recorded in depreciation and amortization expense in the statement of operations for amounts necessary to reduce the carrying value of the asset to fair value. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows.

At least annually, the Company performs its impairment test for each reporting unit’s goodwill using a two-step approach. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of the impairment loss, uses a discounted cash flow model to determine if the carrying value of the reporting unit, including goodwill, is less than the fair value of the reporting unit. Certain assumptions are used in determining the fair value, including assumptions about cash flow rates, discount rates, and terminal values. If the fair value of the Company’s reporting unit is less than the carrying value of the reporting unit, the Company reduces the carrying amount of goodwill. Impairment charges are recorded in depreciation and amortization expense in the statement of operations.

Nonconsolidated Affiliates

In general, investments in which the Company owns 20 percent to 50 percent of the common stock or otherwise exercises significant influence over the company are accounted for under the equity method. The Company does not recognize gains or losses upon the issuance of securities by any of its equity method investees. The Company reviews the value of equity method investments and records impairment charges in the statement of operations for any decline in value that is determined to be other-than-temporary.

Operational Assets

As part of the Company’s operations, it will invest in certain assets or rights to use assets, generally in theatrical productions or exhibitions. The Company reviews the value of these assets and records impairment charges in divisional operating expenses in the statement of operations for any decline in value that is determined to be other-than-temporary.

Financial Instruments

Due to their short maturity, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximated their fair values at December 31, 2005 and 2004. As none of the Company’s debt is publicly-traded and the majority of the interest on this debt accrues at a variable rate, the carrying amounts of long-term debt approximated their fair value at December 31, 2005 and 2004.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Income Taxes

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if the Company believes it is more likely than not that some portion or the entire asset will not be realized. As all earnings from the Company’s foreign operations are permanently reinvested and not distributed, the Company’s income tax provision does not include additional United States taxes on foreign operations. It is not practical to determine the amount of federal income taxes, if any, that might become due in the event that the earnings were distributed.

The Company’s provision for income taxes has been computed on the basis that the Company files separate consolidated income tax returns with its subsidiaries. Prior to the Separation, the operations of the Company were included in a consolidated federal income tax return filed by Clear Channel Communication. Certain tax liabilities owed by the Company were remitted to the appropriate taxing authority by Clear Channel Communications and were accounted for as non-cash capital contributions by Clear Channel Communications to the Company. Tax benefits recognized on employee stock option exercises were retained by Clear Channel Communications. Subsequent to the Separation, the Company will file separate consolidated income tax returns.

The Company computes its deferred income tax provision using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The Company’s provision for income taxes is further disclosed in Note I.

Revenue Recognition

Revenue from the presentation and production of an event is recognized on the date of the performance. Revenue collected in advance of the event is recorded as deferred income until the event occurs. Revenue collected from sponsorships and other revenue, which is not related to any single event, is classified as deferred income and generally amortized over the operating season or the term of the contract.

The Company believes that the credit risk with respect to trade receivables is limited due to the large number and the geographic diversification of its customers.

Barter Transactions

Barter transactions represent the exchange of display space or tickets for advertising, merchandise or services. These transactions are generally recorded at the lower of the fair market value of the display space or tickets relinquished or the fair value of the advertising, merchandise or services received. Revenue is recognized on barter and trade transactions when the advertisements are displayed or the event occurs for which the tickets are exchanged. Expenses are recorded when the advertising, merchandise or service is received or when the event occurs. Barter and trade revenues for the years ended December 31, 2005, 2004 and 2003, were approximately $34.9 million, $45.1 million and $33.4 million, respectively, and are included in total revenues. Barter and trade expenses for the years ended December 31, 2005, 2004 and 2003, were approximately $34.8 million, $44.5 million and $32.7 million, respectively, and are included in divisional operating expenses.

Foreign Currency

Results of operations for foreign subsidiaries and foreign equity investees are translated into United States dollars using the average exchange rates during the year. The assets and liabilities of those subsidiaries and investees are translated into United States dollars using the exchange rates at the balance sheet date. The Company does not currently have operations in highly inflationary countries. The related translation

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

adjustments are recorded in a separate component of business/shareholders’ equity in accumulated other comprehensive loss. Foreign currency transaction gains and losses, are included in operations.

Advertising Expense

The Company records advertising expense as it is incurred on an annual basis. Advertising expenses of $179.7 million, $194.2 million and $172.7 million were recorded during the year ended December 31, 2005, 2004 and 2003, respectively.

Depreciation and Amortization

The Company’s depreciation and amortization expense is presented as a separate line item in the consolidated and combined statements of operations. There is no depreciation or amortization expense included in divisional operating expenses.

Non-Cash Compensation Expense

Non-cash compensation expense, which is based on an allocation from Clear Channel Communications and is related to issuance of Clear Channel Communications’ stock awards, is included in corporate expenses in the Company’s consolidated and combined statements of operations.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, judgments, and assumptions that affect the amounts reported in the financial statements and accompanying notes including, but not limited to, legal, tax and insurance accruals. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“Statement 153”). Statement 153 eliminates the APB Opinion No. 29 exception for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance. Statement 153 is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of Statement 153 should be applied prospectively. The Company will adopt Statement 153 for its fiscal year beginning January 1, 2006 and management does not believe that adoption will materially impact the Company’s financial position or results of operations.

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”) which is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Statement 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows.  Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) is effective for financial statements for the first interim or annual period beginning after June 15, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. In April 2005, the SEC issued a press release announcing that it would provide for phased-in implementation guidance for Statement 123(R). The SEC would require that registrants that are not small business issuers adopt Statement 123(R)’s fair value method of accounting for share-based payments to

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

employees no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company will adopt Statement 123(R) on January 1, 2006 using the modified prospective method.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB 25 intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s result of operations, although it will have no impact on its overall financial position. The Company is unable to quantify the impact of adoption of Statement 123(R) at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share below. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow. This requirement will increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, the levels of share-based payments granted in the future.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 Share-Based Payment (“SAB 107”). SAB 107 expresses the SEC staff’s views regarding the interaction between Statement 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first time adoption of Statement 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123(R) and the modification of employee share options prior to adoption of Statement 123(R).

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“Statement 154”). Statement 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Statement 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt Statement 154 on January 1, 2006 and does not anticipate adoption to materially impact our financial position or results of operations.

In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF 05-6, Determining the Amortization Period of Leasehold Improvements (“EITF 05-6”). EITF 05-6 requires that assets recognized under capital leases generally be amortized in a manner consistent with the lessee’s normal depreciation policy except that the amortization period is limited to the lease term (which includes renewal periods that are reasonably assured). EITF 05-6 also addresses the determination of the amortization period for leasehold improvements that are purchased subsequent to the inception of the lease. Leasehold improvements acquired in a business combination or purchased subsequent to the inception of the lease should be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. The Company adopted EITF 05-6 on July 1, 2005 which did not materially impact its financial position or results of operations.

In October 2005, the FASB issued Staff Position 13-1 (“FSP 13-1”). FSP 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. The guidance in FSP 13-1 shall be applied to the first reporting period beginning

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

after December 15, 2005. The Company will adopt FSP 13-1 on January 1, 2006 and does not anticipate adoption to materially impact its financial position or results of operations.

In February 2006, the FASB issued FASB Staff Position No. FAS 123(R) — 4, Contingent Cash Settlement (“FSP FAS 123(R) — 4”). FSP FAS 123(R) — 4 requires companies to classify employee stock options and similar instruments with contingent cash settlement features as equity awards under Statement 123(R) provided that (1) the contingent event that permits or requires cash settlement is not considered probable of occurring and is not within the control of the employee; and (2) the award includes no other features that would require liability classification. The Company will adopt FSP FAS 123(R) — 4 on January 1, 2006 and management does not believe that adoption will materially impact the Company’s financial position or results of operations.

Stock Based Compensation

Prior to the Separation, compensation expense relating to Clear Channel Communications stock options and restricted stock awards held by the Company’s employees was allocated by Clear Channel Communications to the Company on a specific employee basis. At the Separation, all unvested options outstanding under Clear Channel Communications’ stock-based compensation plans that were held by the Company’s employees were forfeited and the vested options were forfeited to the extent they were not exercised within the applicable post-employment exercise period provided in their option agreements. All Clear Channel Communications restricted stock awards held by the Company’s employees at the date of Separation were forfeited due to the termination of their employment with the Clear Channel Communications’ group of companies.

On December 21, 2005, the Company adopted the 2005 Stock Incentive Plan. The plan authorizes the Company to grant stock option awards, director shares, stock appreciation rights, restricted stock and deferred stock awards, other equity-based awards, and performance awards. In connection with the Separation, options to purchase approximately 2.1 million shares of the Company’s common stock and approximately 0.3 million restricted stock awards were granted to employees. The options granted have an exercise price of $10.60 per share.

The Company accounts for its stock-based award plans in accordance with APB 25, and related interpretations, under which compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price. Note J provides the assumptions used to calculate the pro forma net income (loss) and pro forma earnings (loss) per share disclosures as if the stock-based awards had been accounted for using the provisions of Statement 123, Accounting for Stock-Based Compensation. Due to the Separation, the Company’s pro forma disclosures include stock compensation expense for options granted by Clear Channel Communications, prior to the Separation, and options granted by the Company after the Separation. The required pro forma disclosures are as follows:

	2005	2004	2003
	(In thousands, except per share data)

Net income (loss):
Reported	$(130,619)	$16,260	$57,032
Pro forma stock compensation expense, net of tax:
Live Nation options	(47)	—	—
Clear Channel Communications’ options	6,713	(11,368)	(6,499)

Pro Forma	$(123,953)	$4,892	$50,533

Pro forma basic and diluted income (loss) per common share:
Reported	$(1.96)
Pro forma	$(1.86)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

NOTE B — LONG-LIVED ASSETS

Definite-lived Intangibles

The Company has definite-lived intangible assets which consist primarily of non-compete and building or naming rights, all of which are amortized over the shorter of either the respective lives of the agreements or over the period of time the assets are expected to contribute to the Company’s future cash flows. These definite-lived intangibles had a gross carrying amount and accumulated amortization of $18.7 million and $6.3 million, respectively, as of December 31, 2005, and $26.9 million and $12.1 million, respectively, as of December 31, 2004.

Total amortization expense from definite-lived intangible assets for the years ended December 31, 2005, 2004 and 2003 was $2.3 million, $3.2 million and $3.0 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets that exist at December 31, 2005:

(In thousands)
2006	$931
2007	862
2008	765
2009	765
2010	988

As acquisitions and dispositions occur in the future amortization expense may vary.

Goodwill

The Company tests goodwill for impairment using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the years ended December 31, 2005 and 2004:

	Global	Global
	Music	Theater	Total
	(In thousands)

Balance as of December 31, 2003	$97,849	$29,227	$127,076
Acquisitions	13,199	3,942	17,141
Foreign currency	(2,266)	(677)	(2,943)
Adjustments	(74,275)	(22,186)	(96,461)

Balance as of December 31, 2004	34,507	10,306	44,813
Acquisitions	104,663	2,493	107,156
Foreign currency	(1,365)	(408)	(1,773)
Adjustments	(10,076)	(3,010)	(13,086)

Balance as of December 31, 2005	$127,729	$9,381	$137,110

During 2004, Internal Revenue Service audits of the Company were concluded for certain pre-acquisition periods occurring prior to the Company being acquired by Clear Channel Communications. Contingent tax reserve liabilities were previously established for these periods with an offsetting increase to goodwill, as part of Clear Channel Communications’ purchase accounting entries for its acquisition of the Company. Upon

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

settlement of these tax periods, the Company was able to reverse its previously recorded tax reserve liabilities and decrease its goodwill by approximately $96.5 million.

During July, 2005, the Company purchased a 50.1% controlling majority interest in Mean Fiddler Music Group, PLC (“Mean Fiddler”) in the United Kingdom for approximately $43.6 million. Total assets were valued at approximately $117.0 million, which includes $93.9 million of goodwill, and total liabilities and minority interest of approximately $73.4 million were recorded. Mean Fiddler is a consolidated subsidiary that is part of the Company’s global music segment. Mean Fiddler is involved in the promotion and production of live music events, including festivals, and venue operations. The goodwill recorded represents the value of efficiencies that the Company expects Mean Fiddler to make in its promotion business as well as giving the Company control of key festivals in the United Kingdom that it can replicate in other markets as a source of future growth.

Also, during 2005, the Company recorded adjustments increasing deferred tax assets and decreasing goodwill by approximately $12.8 million, due to the availability of future tax deductions as a result of the settlement of certain Internal Revenue Service audits of the Company for certain periods prior to the Clear Channel Communications’ acquisition in 2000.

The results of operations for the year ended December 31, 2005 include the operations of Mean Fiddler from July 5, 2005. Unaudited pro forma consolidated and combined results of operations, assuming the Mean Fiddler acquisition had occurred on January 1, 2004 would have been as follows:

	Year Ended
	December 31,
	2005	2004
	(In thousands, except
	per share data)

Revenue	$2,957,024	$2,900,841
Net income (loss)	$(135,090)	$11,250
Net income (loss) per common share	$(2.02)

Other Operating Assets

The Company makes investments in various operating assets, including investments in assets and rights related to assets for museum exhibitions. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For the years ended December 31, 2005 and 2004, the Company recorded impairment write-downs related to these exhibitions, included in the Company’s other operations, of $0.9 million and $1.1 million, respectively. These write-downs were recorded in divisional operating expenses. There was no similar write-off in 2003.

NOTE C — BUSINESS ACQUISITIONS

The Company made cash payments of $8.5 million, $13.8 million and $5.3 million during the years ended December 31, 2005, 2004 and 2003, respectively, primarily related to acquisitions of music promoters and venue operators, as well as various earn-outs and deferred purchase price consideration on prior year acquisitions. In addition, Clear Channel Communications made cash payments of $67.9 million, $16.2 million and $2.8 million during the years ended December 31, 2005, 2004 and 2003, respectively, related to these acquisitions. These payments by Clear Channel Communications were recorded as non-cash capital contributions to the Company.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Acquisition Summary

The following is a summary of the assets and liabilities acquired and the consideration given for all acquisitions made during 2005 and 2004:

	2005	2004
	(In thousands)

Accounts receivable	$7,969	$24
Property, plant and equipment	6,857	31
Goodwill	110,036	17,141
Other assets	10,118	473

	134,980	17,669
Other liabilities	(59,401)	(504)

Cash paid for acquisitions	$75,579	$17,165

The Company has entered into certain agreements relating to acquisitions that provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired company. During the years ended December 31, 2005, 2004 and 2003, the cash payments discussed above include payments related to earn-outs and deferred purchase price consideration of $0.8 million, $12.8 million and $4.4 million, respectively, that were recorded to goodwill. The Company will continue to accrue additional amounts related to such contingent payments if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent payments, if performance targets are met, will not significantly impact the Company’s financial position or results of operations.

Restructuring

The Company has recorded liabilities related to acquisitions and restructurings. In July 2005, the Company acquired a controlling majority interest in Mean Fiddler. As part of the acquisition, the Company recorded $4.7 million in restructuring costs in its global music operations primarily related to lease terminations, which it expects to pay over the next several years. As of December 31, 2005, the accrual balance for the Mean Fiddler restructuring was $4.4 million. This restructuring has resulted in the actual termination of approximately 33 employees. In addition, the Company has a remaining restructuring accrual of $1.8 million as of December 31, 2005, related to its merger with Clear Channel Communications in August 2000.

The Company has recorded a liability in purchase accounting primarily related to severance for terminated employees and lease terminations as follows:

	2005	2004	2003
	(In thousands)

Severance and lease termination costs:
Accrual at January 1	$2,579	$2,648	$5,312
Restructuring accruals recorded	4,730	—	—
Payments charged against restructuring accrual	(1,086)	(69)	(2,664)

Remaining accrual at December 31	$6,223	$2,579	$2,648

The remaining severance and lease accrual is comprised of $0.8 million of severance and $5.4 million of lease termination. The severance accrual includes amounts that will be paid over the next several years related to deferred payments to former employees as well as other compensation. The lease termination accrual will be paid over the next 23 years. During 2005, $0.9 million was paid and charged to the restructuring reserve related to severance. The Company is continuing to evaluate its purchase accounting liabilities related to several leases in the Mean Fiddler acquisition which may result in additional restructuring accruals.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

In 2005, the Company recorded additional accruals related to the realignment of its business operations consisting of severance and lease termination costs. The total expense related to this restructuring recorded in divisional operating expenses for global music, global theater and other operations was $4.3 million, $2.2 million and $3.5 million, respectively. In addition, $4.7 million of restructuring expense was recorded in corporate expenses. As of December 31, 2005, the remaining accrual related to this 2005 restructuring was $4.8 million.

In 2004, the Company recorded additional restructuring accruals related to the sale of a United Kingdom business included in other operations and a reduction in operating personnel in the global music segment. Total expense related to these restructurings was $6.4 million recorded in divisional operating expenses and resulted in the actual termination of approximately 90 employees. As of December 31, 2005, there is no remaining accrual related to this 2004 restructuring.

Clear Channel Communications made payments related to acquisition contingencies of $5.2 million, $1.1 million and $12.3 million for the years ended December 31, 2005, 2004 and 2003, respectively, on behalf of the Company. These payments were accounted for as non-cash capital contributions by Clear Channel Communications to the Company.

NOTE D — INVESTMENTS

The Company’s most significant investments in nonconsolidated affiliates are listed below:

Dominion Theatre

The Company owns a 33% interest in the Dominion Theatre, a United Kingdom theatrical company involved in venue operations.

MLK

The Company owns a 20% interest in MLK, a German music company involved in promotion of, and venue operations for, live entertainment events.

House of Blues/PACE JV

The Company owns a 32.5% interest in a joint venture with House of Blues. This is a United States music company involved in promotion of, and venue operations for, live entertainment events.

Broadway in Chicago

The Company owns a 50% interest in Broadway in Chicago, a United States theatrical company involved in promotion, presentation and venue operations for live entertainment events.

Delirium Concert, L.P.

The Company owns a 50% interest in a joint venture with Cirque Du Soleil to develop, produce and promote a new type of live entertainment musical and visual event.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Summarized Financial Information

The following table summarizes the Company’s investments in these nonconsolidated affiliates:

					Delirium
			HOB/PACE	Broadway in	Concert	All
	Dominion	MLK	JV	Chicago	L.P.	Others	Total
	(In thousands)

At December 31, 2004	$5,544	$6,664	$4,566	$3,595	$—	$6,633	$27,002
Acquisition (disposition) of investments	—	—	—	—	4,965	623	5,588
Additional investment, net	(1,161)	(533)	—	(3,024)	—	5,196	478
Equity in net earnings (loss)	1,102	(26)	(1,165)	6,069	—	(6,256)	(276)
Foreign currency translation adjustment	(660)	(857)	—	—	—	(615)	(2,132)

At December 31, 2005	$4,825	$5,248	$3,401	$6,640	$4,965	$5,581	$30,660

The above investments are not consolidated, but are primarily accounted for under the equity method of accounting, whereby the Company records its investments in these entities in the balance sheet as investments in, and advances to, nonconsolidated affiliates. The Company’s interests in their operations are recorded in the statement of operations as equity in earnings (loss) of nonconsolidated affiliates. There were no accumulated undistributed earnings included in retained deficit for these investments for the years ended December 31, 2005, 2004 and 2003. Investments for which the Company owns less than a 20% interest are accounted for under the cost method.

These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For the years ended December 31, 2005, 2004 and 2003, the Company recorded an impairment write-down related to these investments in nonconsolidated affiliates of $4.9 million, $0.6 million and $2.8 million, respectively. These write-downs were recorded as equity in earnings (loss) of nonconsolidated affiliates. Of the 2005 amount, $1.2 million related to the global music segment and the remaining $3.7 million related to the Company’s other operations. The 2004 amount related to the global music segment. Of the 2003 amount, $1.1 million related to the global music segment and the remaining $1.7 million related to the Company’s other operations.

The Company conducts business with certain of its equity method investees in the ordinary course of business. Transactions relate to venue rentals, management fees, sponsorship revenue, and reimbursement of certain costs. Expenses of $3.1 million and $2.6 million were incurred in 2005 and 2004, respectively, and revenues of $1.9 million and $1.2 million were earned in 2005 and 2004, respectively, from these equity investees for services rendered or provided in relation to these business ventures. It is the Company’s opinion that these transactions were recorded at fair value.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

NOTE E — LONG-TERM DEBT

Long-term debt, which includes capital leases, at December 31, 2005 and 2004, consisted of the following:

	December 31,
	2005	2004
	(In thousands)

Debt with Clear Channel Communications	$—	$628,897
Senior Secured Credit Facility:
Term loan	325,000	—
Revolving credit facility	—	—
Other long-term debt	41,841	21,778

	366,841	650,675
Less: current portion	25,705	1,214

Total long-term debt	$341,136	$649,461

Debt with Clear Channel Communications

Prior to the Separation, the Company had a revolving line of credit with Clear Channel Communications that was payable upon demand by Clear Channel Communications or on August 1, 2010, whichever was earlier, allowed for prepayment at any time, and accrued interest at a fixed per annum rate of 7.0%. As part of the Separation, $220.0 million of the outstanding debt balance was repaid, with Clear Channel Communications contributing the remaining balance to the Company’s capital.

Senior Secured Credit Facility

On December 21, 2005, the Company entered into a $610.0 million senior secured credit facility consisting of a $325.0 million 7 1/2 -year term loan and a $285.0 million 6 1/2 -year revolving credit facility. The interest rate is based upon a prime or LIBOR rate, plus an applicable margin, selected at the Company’s discretion. The senior secured credit facility is secured by a first priority lien on substantially all of our domestic assets (other than real property and deposits maintained by the Company in connection with promoting or producing live entertainment events) and a pledge of the capital stock of the Company’s material domestic subsidiaries.

The senior secured credit facility contains a number of covenants that, among other things, restrict our ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of the business, enter into sale-leaseback transactions, transfer and sell material assets, and merge or consolidate.

At December 31, 2005, the outstanding balance on the term loan and revolving credit facility was $325.0 million and $0, respectively. Taking into account letters of credit of $46.4 million, $238.6 million was available for future borrowings. The Company is required to make minimum quarterly principal repayments under the term loan of approximately $3.2 million per year through March 2013, with the balance due at maturity in June 2013. The revolving credit portion of the credit facility matures in June 2012. At December 31, 2005, the interest rate on borrowings under this credit facility was 6.62%.

In addition to paying interest on outstanding principal under the credit facility, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. As of December 31, 2005, the commitment fee rate was .375%. The Company is also required to pay customary letter of credit fees, as necessary.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Other long-term debt

Other long-term debt is comprised of capital leases of $10.6 million and notes payable of $31.2 million. The notes payable primarily consists of three notes with interest rates ranging from 6.0% to 8.75% and maturities ranging from seven to fourteen years.

Future maturities of long-term debt at December 31, 2005 are as follows:

(In thousands)
2006	$25,705
2007	4,540
2008	4,575
2009	4,668
2010	4,764
Thereafter	322,589

Total	$366,841

Debt Covenants

The significant covenants on the Company’s $610.0 million, 7 1/2 -year, multi-currency credit facility relate to total leverage, senior leverage, interest coverage, and capital expenditures contained and defined in the credit agreement. The leverage ratio covenant requires the Company to maintain a ratio of consolidated total indebtedness minus unrestricted cash and cash equivalents (both as defined by the credit agreement) to consolidated earnings-before-interest-taxes-depreciation-and-amortization (as defined by the credit agreement, “Consolidated EBITDA”) of less than 4.5x through December 31, 2008, and less than 4.0x thereafter, provided that aggregated subordinated indebtedness is less than $25.0 million. The senior leverage covenant, which is only applicable provided aggregate subordinated indebtedness is greater than $25.0 million, requires the Company to maintain a ratio of consolidated senior indebtedness to Consolidated EBITDA of less than 3.0x. The interest coverage covenant requires the Company to maintain a minimum ratio of Consolidated EBITDA to cash interest expense (as defined by the credit agreement) of 2.5x. The capital expenditure covenant limits annual capital expenditures (as defined by the credit agreement) to $125.0 million or less through December 31, 2006, and $110.0 million or less thereafter. In the event that the Company does not meet these covenants, the Company is considered to be in default on the credit facilities at which time the credit facilities may become immediately due. This credit facility contains a cross default provision that would be triggered if it were to default on any other indebtedness greater than $10.0 million.

The Company’s other indebtedness does not contain provisions that would make it a default if it were to default on its credit facilities.

The fee paid on borrowings on the Company’s $325.0 million, 7 1/2 -year, senior term loan fee is 2.25% above LIBOR. The fees paid on the Company’s $285.0 million, 6 1/2 -year multi-currency revolving credit facility depend on its total leverage ratio. Based on the Company’s current total leverage ratio, its fees on borrowings are 1.75% above LIBOR and are .375% on the total remaining availability on the revolving credit facility. In the event the Company’s leverage ratio improves, the fees on revolving credit borrowings and the unused availability decline gradually to .75% and .25%, respectively, at a total leverage ratio of less than, or equal to, 1.25x.

The Company believes there are no other agreements that contain provisions that trigger an event of default upon a change in long-term debt ratings that would have a material impact on its financial statements.

At December 31, 2005, the Company was in compliance with all debt covenants. The Company expects to remain in compliance throughout 2006.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

NOTE F — REDEEMABLE PREFERRED STOCK

As of December 31, 2005, one of the Company’s subsidiaries had 200,000 shares of Series A redeemable preferred stock, par value $.01 per share, and 200,000 shares of Series B redeemable preferred stock, par value $.01 per share, outstanding (collectively, the “Preferred Stock”) with an aggregate liquidation preference of $40.0 million. The Preferred Stock accrues dividends at 13% per annum and is mandatorily redeemable on December 21, 2011. The certificate of incorporation governing the Preferred Stock contains a number of covenants that, among other things, restricts the ability to incur additional debt, issue certain equity securities, create liens, merge or consolidate, modify the nature of the business, make certain investments and acquisitions, transfer and sell material assets, enter into sale-leaseback transactions, enter into swap agreements, pay dividends and make distributions, and enter into agreements with affiliates.

The Series A redeemable preferred stock has voting rights including the right to appoint one of the four members of the issuer’s board of directors. The Series B redeemable preferred stock has no voting rights other than the right to vote as a class with the Series A redeemable preferred stock to elect one additional member to the board of directors of the issuer in the event the issuer breaches certain terms of the designations of the preferred stock.

The issuer will be required to make an offer to purchase the Series A and Series B redeemable preferred stock at 101% of each series liquidation preference in the event of a change of control. The Series A and Series B redeemable preferred stock will rank pari passu to each other and will be senior to all other classes or series of capital stock of the issuer with respect to dividends and with respect to liquidation or dissolution of the issuer.

NOTE G — COMMITMENTS AND CONTINGENCIES

The Company leases office space and equipment. Some of the lease agreements contain renewal options and annual rental escalation clauses (generally tied to the consumer price index), as well as provisions for the payment of utilities and maintenance by the Company. The Company also has non-cancelable contracts related to minimum performance payments with various artists and other event related costs. In addition, the Company has commitments relating to required purchases of property, plant, and equipment under certain construction commitments for facilities and venues.

As of December 31, 2005, the Company’s future minimum rental commitments under non-cancelable operating lease agreements with terms in excess of one year, minimum payments under non-cancelable contracts in excess of one year, and capital expenditure commitments consist of the following:

	Non-Cancelable	Non-Cancelable	Capital
	Operating Leases	Contracts	Expenditures
	(In thousands)

2006	$64,339	$190,200	$23,461
2007	60,739	17,283	750
2008	53,942	10,649	—
2009	48,458	9,514	—
2010	41,195	4,013	2,500
Thereafter	744,154	15,424	—

Total	$1,012,827	$247,083	$26,711

Excluded from the non-cancelable contracts is $66.0 million related to severance obligations for employment contracts calculated as if such employees were terminated on January 1, 2006.

Minimum rentals of $114.1 million to be received in years 2006 through 2020 under non-cancelable subleases are excluded from the commitment amounts in the above table.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Rent expense charged to operations for 2005, 2004 and 2003 was $180.8 million, $175.7 million and $160.3 million, respectively. In addition to the minimum rental commitments discussed above, the Company has leases that contain contingent payment requirements for which payments vary depending on revenues, tickets sold or other variables.

As of December 31, 2005 and 2004, the Company guaranteed the debt of third parties of approximately $1.9 million and $3.5 million, respectively, primarily related to maximum credit limits on employee credit cards and, in 2004, this included a guarantee of a bank line of credit for working capital needs of a nonconsolidated affiliate.

The Company is currently involved in certain legal proceedings and, as required, has accrued its best estimate of the probable costs for the resolution of these claims. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company’s assumptions or the effectiveness of its strategies related to these proceedings.

Various acquisition agreements include deferred consideration payments including future contingent payments based on the financial performance of the acquired companies, generally over a one to five year period. Contingent payments involving the financial performance of the acquired companies are typically based on the acquired company meeting certain financial performance targets as defined in the agreement. The contingent payment amounts are generally calculated based on predetermined multiples of the achieved financial performance. At December 31, 2005, the Company is unable to estimate this contingency as it is subject to the future financial performance of the acquired companies. As the contingencies have not been met or resolved as of December 31, 2005, these amounts are not recorded. If future payments are made, amounts will be recorded as additional purchase price.

The Company has various investments in nonconsolidated affiliates that are subject to agreements that contain provisions that may result in future additional investments to be made by the Company. The put values are contingent upon financial performance of the investee and are typically based on the investee meeting certain financial performance targets, as defined in the agreements. The contingent payment amounts are generally calculated based on predetermined multiples of the achieved financial performance not to exceed a predetermined maximum amount.

NOTE H — RELATED PARTY TRANSACTIONS

Relationship with Clear Channel Communications

Master Separation and Distribution Agreement

The master separation and distribution agreement provided for, among other things, the principal corporate transactions required to effect the transfer of assets and the Company’s assumption of liabilities necessary to separate the transferred businesses from Clear Channel Communications, the distribution of the Company’s common stock to the holders of record of Clear Channel Communications’ common stock on December 14, 2005, and certain other agreements governing the Company’s relationship with Clear Channel Communications after the date of the Separation. The transfers from Clear Channel Communications to the Company occurred prior to the Separation and all of the assets were transferred on an “as is,” “where is” basis, and the Company and its subsidiaries agreed to bear the economic and legal risks that any conveyance was insufficient to vest in the Company good title, free and clear of any security interest, and that any necessary consents or approvals were not obtained or that any requirements of laws or judgments were not complied with. The Company assumed and agreed to perform and fulfill all of the liabilities arising out of ownership or use of the transferred assets or the operation of the transferred businesses. The Company also agreed, among other things, that for the Company’s 2005 fiscal year and for any fiscal year thereafter for so long as Clear Channel Communications is required to consolidate our results of operations and financial

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

position with its results of operations and financial position, the Company will not select an independent registered public accounting firm different from Clear Channel Communications.

Transition Services Agreement

The transition services agreement governs the provision by Clear Channel Communications to the Company of certain transitional administrative and support services such as treasury, payroll and other financial related services; human resources and employee benefits; legal and related services; information systems, network and related services; investment services; and corporate services. The charges for the transition services are intended to allow Clear Channel Communications to fully recover the allocated direct costs of providing the services, plus all out-of-pocket expenses, generally without profit. The allocation of costs will be based on various measures depending on the service provided, including relative revenue, employee headcount or number of users of a service. The services will terminate at various times, generally ranging from two months to one year after the completion of the Separation.

Tax Matters Agreement

The tax matters agreement governs the respective rights, responsibilities and obligations of Clear Channel Communications and the Company with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, non-income taxes and preparing and filing tax returns, as well as with respect to any additional taxes incurred by the Company attributable to actions, events or transactions relating to the Company’s stock, assets or business following the Separation, including taxes imposed if the Separation fails to qualify for tax-free treatment under Section 355 of the Internal Revenue Code of 1986, as amended, or if Clear Channel Communications is not able to recognize certain losses.

Employee Matters Agreement

The employee matters agreement provides that the Company will be solely responsible for the majority of the liabilities and expenses relating to the Company’s current and former employees and their covered dependents and beneficiaries, regardless of when incurred.

Trademark and Copyright License Agreement

The trademark and copyright license agreement establishes the Company’s right to continue to use the trademark CLEAR CHANNEL, other marks incorporating the term CLEAR CHANNEL or variations thereof, the CC, and other marks used in connection with the transferred businesses, and trade dress and other indicia of origin associated with such trademarks and certain copyrights in packaging, labels, signage, marketing, advertising and promotional materials that bear or display such trademarks in the licensed territory for the transferred businesses, during a transitional period ending December 21, 2006.

Transactions with Clear Channel Communications

Prior to the Separation, the Company had a revolving line of credit with Clear Channel Communications. See further disclosure in Note E — Long Term Debt.

Clear Channel Communications has provided funding for certain of the Company’s acquisitions of net assets. These amounts funded by Clear Channel Communications for these acquisitions are recorded in owner’s net investment as a component of business/shareholders’ equity. Also, certain tax related receivables and payables, which are considered non-cash capital contributions or dividends, are recorded in owner’s net investment. During the fiscal years 2005 and 2004, Clear Channel Communications made additional non-cash capital contributions of $8.8 million and $17.7 million, respectively, to the Company. During the fourth quarter of 2005, the Company completed the Separation from Clear Channel Communications. As a result, the Company recognized the par value and additional paid-in-capital in connection with the issuance of our common stock in exchange for the net assets contributed by Clear Channel Communications. As of

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

December 31, 2005 there is no longer an owner’s net investment balance recorded. As of December 31, 2004 the balance recorded in owner’s net investment is $170.5 million.

The Company purchases advertising from Clear Channel Communications and its subsidiaries. For the years ended December 31, 2005, 2004 and 2003, the Company recorded $12.9 million, $16.7 million and $15.7 million, respectively, as a component of divisional operating expenses, for these advertisements. It is the Company’s opinion that these transactions were recorded at fair value.

Prior to the Separation, Clear Channel Communications provided management services to the Company, which included, among other things: (i) treasury, payroll and other financial related services; (ii) executive oversight; (iii) human resources and employee benefits services; (iv) legal and related services; and (v) information systems, network and related services. These services were allocated to the Company based on actual direct costs incurred or on the Company’s share of Clear Channel Communications’ estimate of expenses relative to a seasonally adjusted headcount. Management believes this allocation method to be reasonable and the expenses allocated to be materially the same as the amount that would have been incurred on a stand-alone basis. For the years ended December 31, 2005, 2004 and 2003, the Company recorded $9.5 million, $9.8 million and $9.2 million, respectively, as a component of corporate expenses for these services.

Clear Channel Communications owns the trademark and trade names used by the Company prior to the Separation. Beginning January 1, 2003, Clear Channel Communications charged the Company a royalty fee based upon a percentage of annual revenue. Clear Channel Communications used a third party valuation firm to assist in the determination of the royalty fee. For the years ended December 31, 2005, 2004 and 2003, the Company recorded $0.5 million, $3.1 million and $4.1 million, respectively, of royalty fees in corporate expenses.

Prior to the Separation, the operations of the Company were included in a consolidated federal income tax return filed by Clear Channel Communications. The Company’s provision for income taxes has been computed on the basis that the Company files separate consolidated income tax returns with its subsidiaries. Tax payments were made to Clear Channel Communications on the basis of the Company’s separate taxable income. Tax benefits recognized on employee stock option exercises are retained by Clear Channel Communications.

The Company’s domestic employees participated in Clear Channel Communications’ employee benefit plans prior to the Separation, including employee medical insurance, an employee stock purchase plan and a 401(k) retirement benefit plan. These costs were recorded primarily as a component of divisional operating expenses and were approximately $9.0 million, $9.0 million and $7.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. Subsequent to the Separation, the Company will provide its own employee benefit plans.

In connection with the Separation, the Company entered into various lease and licensing agreements with Clear Channel Communications primarily for office space occupied by the Company’s employees.

As of December 31, 2005, the Company has recorded a liability to Clear Channel Communications of $12.7 million, which is recorded in accrued expenses.

Other Related Parties

The Company conducts certain transactions in the ordinary course of business with companies that are owned, in part or in total, by various members of management of the Company’s subsidiaries. Transactions relate to venue rentals, equipment rental, ticketing and other services and reimbursement of certain costs. Expenses of $10.5 million, $7.9 million and $6.8 million were incurred in 2005, 2004 and 2003, respectively, and revenues of $0.5 million were earned in each of the years 2005, 2004 and 2003 from these companies for services rendered or provided in relation to these business ventures. None of these transactions were with senior executive officers of the Company.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

NOTE I — INCOME TAXES

Prior to the Separation, the operations of the Company were included in a consolidated federal income tax return filed by Clear Channel Communications. However, for financial reporting purposes, the Company’s provision for income taxes has been computed on the basis that the Company files separate consolidated income tax returns with its subsidiaries. Any accruals related to domestic tax contingencies for items that arose prior to the Separation were retained by Clear Channel Communications.

Significant components of the provision for income tax expense (benefit) are as follows:

	2005	2004	2003
	(In thousands)

Current — federal	$(74,605)	$(68,192)	$(71,966)
Current — foreign	31,170	13,870	2,809
Current — state	(9,590)	(1,624)	885

Total current	(53,025)	(55,946)	(68,272)
Deferred — federal	111,268	50,162	73,575
Deferred — foreign	(1,127)	(2,201)	(3,428)
Deferred — state	4,372	6,450	9,460

Total deferred	114,513	54,411	79,607

Income tax expense (benefit)	$61,488	$(1,535)	$11,335

The increase in deferred tax expense of $60.1 million for the year ended December 31, 2005 as compared to December 31, 2004 was due primarily to a valuation allowance of $77.3 million recorded against certain deferred tax assets in 2005. Prior to the Separation, as a subsidiary of Clear Channel Communications, taxable losses of the Company’s subsidiaries were able to be utilized under a consolidated income tax return with Clear Channel Communications. After the Separation, the Company’s deferred tax assets had to be evaluated on a stand-alone basis and a valuation allowance was recorded based on the Company’s prior history of taxable losses and due to the uncertainty of the Company’s ability to realize its deferred tax assets.

Current tax benefit decreased $12.3 million in 2004 as compared to 2003. As a result of the favorable resolution of certain tax contingencies, current tax expense (benefit) for the year ended December 31, 2004 was reduced approximately $11.0 million. In 2004, certain of the Company’s Internal Revenue Service audits were settled and certain tax contingencies, which had previously been recorded in purchase accounting with an offset to goodwill, were resolved. Thus, the Company reversed $11.0 million of interest that had been accrued as tax expense associated with these items during prior years as a benefit to current tax expense. The $11.0 million was partially offset by approximately $4.9 million of additional current tax expense related to interest expense on other tax contingencies associated with various tax planning items. The decrease in deferred tax expense of $25.2 million for the year ended December 31, 2004 as compared to December 31, 2003 was due primarily to additional depreciation expense deductions taken for tax purposes associated with a change in our tax lives of certain assets. The additional depreciation expense resulted in an increase in deferred tax expense in 2003.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2005 and 2004 are as follows:

	2005	2004
	(In thousands)

Deferred tax liabilities:
Long-term debt	$2,488	$2,078
Foreign	9,110	—

Total deferred tax liabilities	11,598	2,078
Deferred tax assets:
Intangibles and fixed assets	48,844	72,081
Accrued expenses	—	1,226
Foreign	—	1,488
Investments	11,687	11,013
Net operating loss carryforwards	7,378	—
Bad debt reserves	3,178	3,391
Deferred income	736	1,449
Prepaid expense	—	199
Other	7,931	8,548

Total gross deferred tax assets	79,754	99,395
Valuation allowance	77,266	—

Total deferred tax assets	2,488	99,395

Net deferred tax assets (liabilities)	$(9,110)	$97,317

The valuation allowance was recorded due to the uncertainty of the ability to generate sufficient taxable income necessary to realize certain deferred tax assets in future years. If, at a later date, it is determined that due to a change in circumstances, the Company will utilize all or a portion of those deferred tax assets, the Company will reverse the corresponding valuation allowance with the offset to income tax benefit.

The deferred tax asset related to intangibles and fixed assets primarily relates to the difference in book and tax basis of tax deductible goodwill created from the Company’s various stock acquisitions. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the Company no longer amortizes goodwill. Thus, a deferred tax benefit for the difference between book and tax amortization for the Company’s tax-deductible goodwill is no longer recognized, as these assets are no longer amortized for book purposes. As the Company continues to amortize its tax basis in its tax deductible goodwill, the deferred tax asset will decrease over time.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The reconciliation of income tax computed at the United States federal statutory tax rates to income tax expense (benefit) is:

	2005	2004	2003
	(In thousands)

Income tax expense (benefit) at statutory rates	$(24,196)	$5,154	$23,928
State income taxes, net of federal tax benefit	(5,218)	4,825	10,345
Foreign taxes	8,457	(7,084)	(15,610)
Nondeductible items	1,365	1,105	1,101
Tax contingencies	—	(6,064)	22,305
Minority interest	—	522	433
Loss on sale of subsidiary	—	—	(31,621)
Change in valuation allowance	77,266	—	—
Other, net	3,814	7	454

	$61,488	$(1,535)	$11,335

During 2005, the Company recorded tax expense of approximately $61.5 million on losses before income tax of $69.1 million. As a result of the determination by the Company that it may not be able to realize certain deferred tax assets in the future, the Company recorded a valuation allowance of approximately $77.3 million in 2005.

During 2004, the Company recorded a tax benefit of approximately $1.5 million on income before income taxes of $14.7 million. Foreign income before income taxes was approximately $53.6 million for 2004. As a result of the favorable resolution of certain tax contingencies, current tax expense (benefit) for the year ended December 31, 2004 was reduced approximately $11.0 million. In 2004, certain of the Company’s Internal Revenue Service audits were settled and certain tax contingencies, which had previously been recorded in purchase accounting with an offset to goodwill, were resolved. Thus, the Company reversed $11.0 million of interest associated with these items that had been accrued as tax expense in prior years as a benefit to current tax expense. The $11.0 million was partially offset by approximately $4.9 million of additional current tax expense related to interest expense on other tax contingencies associated with various tax planning items.

During 2003, the Company recorded tax expense of approximately $11.3 million on income before income taxes of $68.4 million. Foreign income before income taxes was approximately $42.8 million. The Company recorded additional current tax expense related to interest on certain tax contingencies of approximately $22.3 million in 2003. In addition, the Company recorded a tax benefit of $31.6 million related to the loss on the disposition of certain subsidiaries.

Prior to the Separation, certain tax liabilities owed by the Company were remitted to the appropriate taxing authority by Clear Channel Communications and were accounted for as non-cash capital contributions by Clear Channel Communications to the Company. To the extent tax benefits of the Company were utilized by Clear Channel Communications, they were accounted for as non-cash dividends from the Company to Clear Channel Communications. For the years ended December 31, 2005, 2004 and 2003, Clear Channel Communications utilized $76.7 million, $64.1 million and $92.6 million, respectively, of the Company’s tax benefit.

NOTE J — BUSINESS/SHAREHOLDERS’ EQUITY

Dividends

The Company presently intends to retain future earnings, if any, to finance the expansion of our business. Therefore, it does not expect to pay any cash dividends in the foreseeable future. Moreover, the terms of our

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

senior secured credit facility and the designations of our preferred stock limit the amount of funds which the Company will have available to declare and distribute as dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of its board of directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, plans for expansion and contractual restrictions with respect to the payment of dividends.

Stock Options — Live Nation

The Company has granted options to purchase its common stock to employees and directors of the Company and its affiliates under its 2005 Stock Incentive Plan at no less than the fair market value of the underlying stock on the date of grant. These options are granted for a term not exceeding ten years and are forfeited in the event the employee or director terminates his or her employment or relationship with the Company or one of its affiliates. The stock incentive plan contains anti-dilutive provisions that requires the adjustment of the number of shares of the Company’s common stock represented by, and the exercise price of, each option for any stock splits or stock dividends.

The following table presents a summary of the Company’s stock options outstanding at and stock option activity during the year ended December 31, 2005 (“Price” reflects the weighted average exercise price per share):

	2005
	Options	Price
	(In thousands,
	except per
	share data)

Outstanding, beginning of year	—	$—
Granted	2,078	10.60
Exercised	—	—
Forfeited or expired	—	—

Outstanding, end of year	2,078	$10.60

Exercisable, end of year	—	—
Weighted average fair value per option granted	$3.51

There were 6.6 million shares available for future grants under the stock incentive plan at December 31, 2005. Vesting dates range from December 2006 to December 2010, and expiration dates range from December 2012 to December 2015 at exercise prices and average contractual lives as follows:

		Weighted	Weighted		Weighted
		Average	Average	Exercisable	Average
	Outstanding as of	Remaining	Exercise	as of	Exercise
Range of Exercise Prices	12/31/05	Contractual Life	Price	12/31/05	Price
(In thousands, except per share data)

10.01 - 20.00	2,078	7.3	$10.60	—	$—

The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for 2005:

2005

Risk-free interest rate	4.71%
Dividend yield	0.0%
Volatility factors	25%
Weighted average expected life	5 - 7.5

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The weighted average fair value of stock options granted is required to be based on a theoretical option pricing model. In actuality, because the Company’s stock options are not traded on an exchange, option holders can receive no value nor derive any benefit from holding stock options under the plan without an increase in the market price of Live Nation stock. Such an increase in stock price would benefit all shareholders commensurately.

Stock Options — Clear Channel Communications

Prior to the Separation, Clear Channel Communications granted options to purchase Clear Channel Communications’ common stock to employees of the Company and its affiliates under various stock option plans at no less than the fair market value of the underlying stock on the date of grant. These options were granted for a term not exceeding ten years and are forfeited in the event the employee or director terminates his or her employment or relationship with the Company or one of its affiliates. All option plans contain anti-dilutive provisions that require the adjustment of the number of shares of the Clear Channel Communications’ common stock represented by, and the exercise price of, each option for any stock splits or stock dividends. At the Separation, all unvested options outstanding under Clear Channel Communications’ stock-based compensation plans that were held by the Company’s employees were forfeited and the vested options were forfeited to the extent they were not exercised within the applicable post-employment exercise period provided in their option agreements.

There were 1.1 million options exercisable under the stock incentive plan at December 31, 2005. Exercise prices ranged from $23.59 to $74.84, with a weighted average exercise price of $47.89, and all of these options expire by June 2006.

Clear Channel Communications calculated the fair value for these options at the date of grant using a Black-Scholes option-pricing model with the following assumptions for 2005, 2004 and 2003:

	2005	2004	2003

Risk-free interest rate	3.76% - 4.44%	2.21% - 4.51%	2.91% - 4.03%
Dividend yield	1.46% - 2.36%	.90% - 1.65%	0% - 1.01%
Volatility factors	25%	42% - 50%	43% - 47%
Weighted average expected life	5 - 7.5	3 - 7.5	5 - 7.5

The weighted average fair value of stock options granted is required to be based on a theoretical option pricing model. In actuality, because the Clear Channel Communications’ stock options are not traded on an exchange, option holders can receive no value nor derive any benefit from holding stock options under the plan without an increase in the market price of Clear Channel Communications’ stock.

Restricted Stock Awards

Prior to the Separation, Clear Channel Communications granted restricted stock awards to the Company’s employees beginning in 2004. These Clear Channel Communications common shares held a legend which restricted their transferability for a term of three to five years and are forfeited in the event the employee terminates his or her employment or relationship with the Company prior to the lapse of the restriction. The restricted stock awards were granted out of the Clear Channel Communications’ stock option plans. Additionally, recipients of the restricted stock awards are entitled to all cash dividends as of the date the award was granted. The expense related to these restricted stock awards is included in corporate expenses. All Clear Channel Communications’ restricted stock awards held by the Company’s employees at the date of Separation were forfeited due to the termination of their employment with the Clear Channel Communications’ group of companies.

Subsequent to the Separation, the Company has granted restricted stock awards to its employees. These common shares hold a legend which restricts their transferability for a term of three to five years and are forfeited in the event the employee terminates his or her employment or relationship with the Company prior

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

to the lapse of the restriction. The restricted stock awards were granted out of the Company’s stock incentive plan. Additionally, recipients of the restricted stock awards are entitled to all cash dividends as of the date the award was granted.

The following table presents a summary of the Company’s restricted stock awards outstanding at December 31, 2005 (“Price” reflects the weighted average share price at the date of grant):

	2005
	Awards	Price
	(In thousands, except per share data)

Outstanding, beginning of year	—	$—
Granted	319	10.60
Forfeited	—	—

Outstanding, end of year	319	$10.60

Common Stock Reserved for Future Issuance

Common stock of approximately 9.0 million shares is reserved for future issuances under the stock incentive plan (including 2.1 million options and 0.3 million restricted stock awards currently granted).

Share Repurchase Program

On December 22, 2005, The Company’s Board of Directors authorized a $150.0 million share repurchase program effective immediately. The repurchase program is authorized through December 31, 2006, although prior to such time, the program may be suspended or discontinued at any time. As of December 31, 2005, 1.5 million shares have been repurchased for an aggregate cost of $18.0 million, including commissions and fees. Also, as of December 31, 2005, $132.0 million remains available under the share repurchase program.

Earnings per Share

The Company has excluded all potentially dilutive securities such as unvested restricted stock and outstanding options to purchase common stock from the calculation of diluted net loss per common share because such securities are anti-dilutive. As of December 31, 2005, the Company had 319,121 shares of unvested restricted stock and 2,077,725 outstanding options to purchase common stock. Such securities, had they been dilutive, would have been considered in the computation of diluted net loss per common share. Earnings per share is not presented for any period prior to 2005 since the Company’s stock was not publicly traded prior to the Separation.

NOTE K — EMPLOYEE STOCK AND SAVINGS PLANS

Employee Benefit Plans

Prior to the Separation, the Company’s employees were eligible to participate in various 401(k) savings and other plans provided by Clear Channel Communications for the purpose of providing retirement benefits for substantially all employees. Both the employees and the Company made contributions to the plan. The Company matched a portion of an employee’s contribution. The Company matched 50% of the employee’s first 5% of pay contributed to the plan. Company matched contributions vest to the employees based upon their years of service to the Company.

Subsequent to the Separation, the Company adopted various 401(k) savings and other plans for the purpose of providing retirement benefits for substantially all employees. Both the employees and the Company make contributions to the plan. The Company matches 50% of the employee’s first 5% of pay contributed to

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

the plan. Company matched contributions vest to the employees based upon their years of service to the Company.

Contributions to these plans of $2.1 million, $2.1 million and $1.6 million were charged to expense for 2005, 2004 and 2003, respectively.

The Company’s employees were also eligible to participate in a non-qualified employee stock purchase plan provided by Clear Channel Communications. Under the plan, shares of Clear Channel Communications’ common stock could be purchased at 85% of the market value on the day of purchase. Employees could purchase shares having a value not exceeding 10% of their annual gross compensation or $25,000, whichever is lower. During 2005, 2004 and 2003, all Clear Channel Communications employees purchased 222,789, 262,163 and 266,978 shares at weighted average share prices of $28.79, $32.05 and $34.01, respectively. The Company’s employees represent approximately 6% of the total participation in this plan. Subsequent to the Separation, the Company did not adopt a non-qualified employee stock purchase plan.

Prior to the Separation, certain highly compensated executives of the Company were eligible to participate in a non-qualified deferred compensation plan provided by Clear Channel Communications, which allowed deferrals up to 50% of their annual salary and up to 80% of their bonus before taxes. The Company did not match any deferral amounts. Clear Channel Communications retained ownership of all assets until distributed and recorded the liability under this deferred compensation plan. In connection with the Separation, Clear Channel Communications transferred to the Company the asset and liability related to the deferrals made by the Company’s employees.

Subsequent to the Separation, the Company adopted a non-qualified deferred compensation plan for highly compensated executives and directors. The plan allows executives to defer up to 50% of their annual salary and up to 80% of their bonus before taxes and allows directors to defer up to 100% of their compensation. Matching contributions are made at the sole discretion of the Company’s compensation committee and the Company retains ownership of all assets until distributed. The liability under the deferred compensation plan at December 31, 2005 was approximately $1.7 million which is recorded in other long-term liabilities.

NOTE L — OTHER INFORMATION

	For the Year Ended December 31,
	2005	2004	2003
	(In thousands)

The following details the components of “Other income (expense) — net”:
Interest income	$2,506	$3,221	$6,870
Minority interest expense	(5,236)	(3,300)	(3,280)
Other, net	(446)	(1,611)	(366)

Total other income (expense) — net	$(3,176)	$(1,690)	$3,224

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	As of December 31,
	2005	2004
	(In thousands)

The following details the components of “Other current assets”:
Investments in theatrical productions	$9,955	$13,275
Inventory	5,587	4,600
Assets held in escrow	23,273	22,109
Current portion of debt issuance costs	419	—
Other	7,480	2,022

Total other current assets	$46,714	$42,006

The following details the components of “Other assets”:
Prepaid management and booking fees	$10,724	$10,300
Prepaid rent	6,889	4,791
Long-term portion of debt issuance costs	2,586	—
Other	6,933	6,662

Total other assets	$27,132	$21,753

The following details the components of “Accrued expenses”:
Accrued event expenses	$98,359	$77,402
Collections on behalf of others	71,823	85,129
Current deferred tax liabilities	9,110	—
Accrued expenses — other	226,215	199,747

Total accrued expenses	$405,507	$362,278

The following details the components of “Other long-term liabilities”:
Tax contingencies	$16,745	$70,804
Deferred income	4,973	5,557
Other	9,048	12,636

Total other long-term liabilities	$30,766	$88,997

NOTE M — SEGMENT DATA

The Company has two reportable operating segments — global music and global theater. The Company’s global music business principally involves the operation of venues and the promotion or production of live music shows and tours by music artists. The Company’s global theater business operates venues and presents and produces touring and other theatrical performances. Revenue and expenses earned and charged between segments are recorded at fair value and eliminated in consolidation within the applicable segment. Corporate expenses, interest expense, equity in earnings (loss) of nonconsolidated affiliates, other income (expense) — net and income taxes are managed on a total company basis. There are no customers that individually account for more than ten percent of the combined revenues in any year.

“Other” includes specialized motor sports and sports representation.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	Global	Global			Consolidated and
	Music	Theater	Other	Corporate	Combined
	(In thousands)

2005
Revenue	$2,321,302	$317,038	$298,505	$—	$2,936,845
Divisional operating expenses	2,226,165	303,098	300,569	—	2,829,832
Depreciation and amortization	39,421	15,236	5,969	3,996	64,622
Loss (gain) on sale of operating assets	(806)	2	3,598	2,065	4,859
Corporate expenses	—	—	—	50,715	50,715

Operating income (loss)	$56,522	$(1,298)	$(11,631)	$(56,776)	$(13,183)

Identifiable assets	$1,082,608	$350,097	$185,574	$158,305	$1,776,584
Capital expenditures	$41,825	$33,078	$10,289	$7,328	$92,520
2004
Revenue	$2,201,007	$313,974	$291,147	$—	$2,806,128
Divisional operating expenses	2,081,945	278,327	285,021	—	2,645,293
Depreciation and amortization	37,043	14,709	7,406	4,937	64,095
Loss (gain) on sale of operating assets	(3,438)	(58)	9,867	—	6,371
Corporate expenses	—	—	—	31,386	31,386

Operating income (loss)	$85,457	$20,996	$(11,147)	$(36,323)	$58,983

Identifiable assets	$807,212	$391,523	$138,907	$141,064	$1,478,706
Capital expenditures	$33,581	$32,698	$3,085	$4,071	$73,435
2003
Revenue	$2,069,857	$318,219	$319,826	$—	$2,707,902
Divisional operating expenses	1,924,132	282,320	300,183	—	2,506,635
Depreciation and amortization	35,262	13,161	9,626	5,387	63,436
Loss (gain) on sale of operating assets	(863)	24	(139)	—	(978)
Corporate expenses	—	—	—	30,820	30,820

Operating income (loss)	$111,326	$22,714	$10,156	$(36,207)	$107,989

Identifiable assets	$825,212	$401,615	$135,999	$132,889	$1,495,715
Capital expenditures	$33,494	$30,209	$4,571	$1,662	$69,936

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Revenue of $905.6 million, $776.1 million and $680.0 million were derived from the Company’s foreign operations, of which $427.8 million, $353.7 million and $313.0 million were derived from the Company’s operations in the United Kingdom for the years ended December 31, 2005, 2004 and 2003, respectively. Identifiable assets of $597.6 million, $424.4 million and $348.7 million were derived from the Company’s foreign operations of which $299.3 million, $174.9 million and $160.6 million were derived from the Company’s operations in the United Kingdom for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE N — QUARTERLY RESULTS OF OPERATIONS (Unaudited)

	March 31,		June 30,		September 30,		December 31,
	2005	2004	2005	2004	2005	2004	2005	2004
	(In thousands, except per share data)

Revenue	$444,483	$529,035	$741,691	$743,679	$998,414	$989,165	$752,257	$544,249
Operating expenses:
Divisional operating expenses	437,665	505,947	703,545	706,256	909,421	895,582	779,201	537,508
Depreciation and amortization	15,477	16,210	15,282	15,517	15,633	15,772	18,230	16,596
Loss (gain) on sale of operating assets	(357)	(9)	(260)	7,118	191	291	5,285	(1,029)
Corporate expenses	19,224	6,594	7,866	6,732	11,301	6,651	12,324	11,409

Operating income (loss)	(27,526)	293	15,258	8,056	61,868	70,869	(62,783)	(20,235)
Interest expense	619	742	875	647	1,177	809	3,388	921
Interest expense with Clear Channel Communications	11,188	10,439	10,827	9,010	13,704	13,101	10,718	9,805
Equity in earnings (loss) of nonconsolidated affiliates	510	1,912	(2,129)	762	1,776	557	(433)	(325)
Other income (expense) — net	944	(512)	190	(543)	(5,291)	(382)	981	(253)

Income (loss) before income taxes	(37,879)	(9,488)	1,617	(1,382)	43,472	57,134	(76,341)	(31,539)
Income tax (expense) benefit	15,152	(989)	(647)	(144)	(17,389)	5,958	(58,604)	(3,290)

Net income (loss)	$(22,727)	$(10,477)	$970	$(1,526)	$26,083	$63,092	$(134,945)	$(34,829)

Basic and diluted net income (loss) per common share							$(2.02)

Dividends declared per share							$—

Stock Price:
High							$14.00

Low							$10.55

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The Company’s common stock is traded on the New York Stock Exchange under the symbol LYV.

NOTE O — SUBSEQUENT EVENTS

In January 2006, the Company sold a portion of its sports talent representation business assets located in Los Angeles for $12 million in cash.

In March 2006, the Company entered into two separate interest rate swaps for which it purchased a series of interest rate caps and sold a series of interest rate floors. These agreements were put in place to eliminate or reduce the variability of a portion of the cash flows from the interest payments related to the Senior Secured Credit Facility. The terms of the Senior Secured Credit Facility require that an interest rate swap be put in place for at least 50% of the outstanding debt and for at least 3 years. The purchased caps are for a notional amount of $162.5 million for a three-year period at a fixed rate of 5.105%. The sold floors are for a notional amount of $121.9 million for a three-year period at a fixed rate of 5.105%. The Company paid no up-front fees related to this transaction and the swaps meet the criteria for a cash flow hedge in accordance with FASB Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Introduction

Live Nation became subject to the periodic and other reporting requirements of the Securities Exchange Act of 1934, as amended, on December 21, 2005, the date of our Separation from Clear Channel Communications.

Evaluation of Disclosure Controls and Procedures

Live Nation (the “Company”) has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. It should be noted that, because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

Based on their evaluation as of December 31, 2005, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

As a result of our registration with the Securities and Exchange Commission, we will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and regulations promulgated thereunder as of December 31, 2006. We are currently performing the system and process evaluation and testing required in an effort to comply with management certification and auditor attestation requirements of Section 404.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Set forth below are the names and ages and current positions of our executive officers, current directors and significant employees as of December 31, 2005. Each director will serve for a term expiring at the annual meeting of shareholders in the year indicated below. See “— Composition of the Board of Directors” below.

			Term as
Name	Age	Position	Director

Henry Cisneros	58	Director	Expires 2009
Jeffrey T. Hinson	51	Director	Expires 2008
L. Lowry Mays	70	Director	Expires 2007
Mark P. Mays	42	Vice Chairman of the Board of Directors	Expires 2008
Randall T. Mays	40	Chairman of the Board of Directors	Expires 2009
Connie McCombs McNab	49	Director	Expires 2009
John N. Simons, Jr.	45	Director	Expires 2007
Timothy P. Sullivan	42	Director	Expires 2008
Michael Rapino	40	President and Chief Executive Officer and Director	Expires 2007
Alan Ridgeway	39	Chief Financial Officer
Kathy Willard	39	Chief Accounting Officer
Faisel Durrani	41	President — Marketing
Bruce Eskowitz	47	President — Global Venue Management and Sponsorships
Arthur Fogel	52	Chairman — Global Music
Thomas O. Johansson	57	Chairman — International Music
David I. Lane	45	Chairman — Global Theatre and Chief Executive Officer — European Theatre
Bryan Perez	38	President — Interactive
Carl B. Pernow	44	President — International Music
Charles S. Walker	34	President — North American Live Music
Steve K. Winton	44	Chief Executive Officer — North American Theater

Henry Cisneros has been a director since December 2005. Mr. Cisneros has been the Chairman of American CityVista and City View since August 2000. From January 1997 to August 2000, Mr. Cisneros was the President of Univision Communications. Prior thereto, Mr. Cisneros served as the Secretary of the United States Department of Housing and Urban Development and was a four-term Mayor of San Antonio, Texas. Mr. Cisneros serves on the board of Countrywide Financial.

Jeffrey T. Hinson has been a director since December 2005. From July to December 2005, he was a consultant to Univision Communications Inc., a Spanish language media company in the United States. Mr. Hinson served as Executive Vice President and Chief Financial Officer of Univision Communications from March 2004 to June 2005. He served as Senior Vice President and Chief Financial Officer of Univision Radio, the radio division of Univision Communications, from September 2003 to March 2004. From 1997 to 2003, Mr. Hinson served as Senior Vice President and Chief Financial Officer of Hispanic Broadcasting Corporation, which was acquired by Univision Communications in 2003 and became the radio division of Univision Communications.

L. Lowry Mays has served as a member of our Board of Directors since our formation in 2005. Mr. Mays is the Chairman of the Board of Clear Channel Communications, Inc., which he founded in 1972, and prior to October 2004 he was that company’s Chief Executive Officer. Mr. Mays has been a member of Clear Channel Communications’ board of directors since its inception. He is currently Chairman of the Board of Clear

Channel Outdoor Holdings, Inc. and has served on the board since 1997. Mr. Mays is the father of Mark P. Mays and Randall T. Mays, both of whom are members of our Board of Directors.

Mark P. Mays is Vice Chairman of our Board of Directors and has served as a member of the board since our formation in 2005. Mr. Mays is Chief Executive Officer of Clear Channel Communications and has served on the board of directors of Clear Channel Communications since May 1998. Prior thereto, he served as the Interim Chief Executive Officer and President and Chief Operating Officer of Clear Channel Communications from May 2004 to October 2004 and as the President and Chief Operating Officer of Clear Channel Communications for the remainder of the relevant five-year period. Since 1997, Mr. Mays has served on the board of Clear Channel Outdoor Holdings, Inc. Mr. Mark Mays is the son of L. Lowry Mays, Clear Channel Communications’ Chairman and one of our board members, and the brother of Randall T. Mays, Clear Channel Communications’ President and Chief Financial Officer and Chairman of our Board of Directors. Mr. Mays is also a member of the board of directors of Clear Media Limited.

Randall T. Mays is Chairman of our Board of Directors and from April to August 2005 he served as our Interim Chief Executive Officer. He also serves as the President and Chief Financial Officer of Clear Channel Communications. He has served as a member of our Board of Directors since our formation, has served on the board of directors of Clear Channel Communications since April 1999, and has served on the board of Clear Channel Outdoor Holdings, Inc. since 1997. Mr. Randall Mays is the son of L. Lowry Mays, Clear Channel Communications, Inc.’s Chairman and one of our board members, and the brother of Mark P. Mays, Clear Channel Communications’ Chief Executive Officer and Vice Chairman of our Board of Directors.

Connie McCombs McNab has been a director since December 2005. Mrs. McNab served as Chair of the Board of Trustees for Saint Luke’s Episcopal School from 2000 to 2002 and has served as a board member for Saint Luke’s Episcopal School since 1997. She has served as a board member of Saint Mary’s Hall since 2001 and has served on the board of the McNay Art Institute since 2004.

John N. Simons, Jr. has been a director since December 2005. From 2002 to 2005, he served as President and Chief Executive Officer of Swift & Company. Mr. Simons served as President and Chief Operating Officer of ConAgra Red Meats, Inc. from 1999 to 2002.

Timothy P. Sullivan has been a director since December 2005. Mr. Sullivan has been the Chief Executive Officer of My Family.com, Inc. since September 2005 and is the Chief Executive Officer of Group Publisher, Inc., a company he founded in July 2005. From February 2001 to September 2004, Mr. Sullivan was the Chief Executive Officer of Match.com. Prior to joining Match.com, Mr. Sullivan served as Vice President of e-commerce for Ticketmaster’s predecessor, Ticketmaster Online-Citysearch, Inc.

Michael Rapino is our Chief Executive Officer and has served in this capacity since August 2005. He has also been on our Board of Directors since December 2005. From August 2004 to August 2005, Mr. Rapino was Chief Executive Officer and President of our Global Music division. From July 2003 to July 2004, Mr. Rapino served as Chief Executive Officer and President of our International Music division. From July 2001 to 2003, Mr. Rapino served as Chief Executive Officer of our European Music division. Prior to July 2001, Mr. Rapino was an executive in our marketing services group.

Alan Ridgeway is our Chief Financial Officer and has served in this capacity since September 2005. Prior to that, Mr. Ridgeway served as President of our European Music division. From October 2003 to 2004, Mr. Ridgeway was Chief Operating Officer of the European Music division. Mr. Ridgeway served as Chief Financial Officer for the European Music division from January 2002 to October 2003. For the balance of the relevant period, he was Finance Director for Hertz Rent-A-Car’s French operation.

Kathy Willard is our Executive Vice-President and Chief Accounting Officer and has served in this capacity since September 2005. Prior to that, Ms. Willard served as Chief Financial Officer of Clear Channel Entertainment from December 2004 to September 2005. From January 2001 to December 2004 she served as Senior Vice President and Chief Accounting Officer of Clear Channel Entertainment. For the balance of the relevant period, Ms. Willard served as Vice President and Controller for Clear Channel Entertainment.

Faisel Durrani is our President of Marketing and has served in this capacity since April 2005. Prior to that, Mr. Durrani served as Executive Vice-President of International Marketing for the Island Def Jam Music Group from February 2002 to March 2005. For the balance of the relevant period, Mr. Durrani served as President of Palm Pictures.

Bruce Eskowitz is the President of our Global Venues/Sponsorship division and has served in this capacity since October 2005. Prior to that, he served as President and Chief Executive Officer of our Properties division from 2004 to October 2005. Prior to 2004 and for the remainder of the relevant period, Mr. Eskowitz was President of our National Sales and Marketing division.

Arthur Fogel is the Chairman of our Global Music division and has served in this capacity since 2005. Prior to that, Mr. Fogel served as President of our Music Touring division since 1999.

Thomas O. Johansson is the Chairman of our International Music division and has served in this capacity since September 2004. Prior to that, Mr. Johansson served as the Chief Executive Officer of our subsidiary EMA Telstar Group, a company he founded in April 1969 and which we acquired in 1999.

David I. Lane is the Chairman of our Global Theatre division and Chief Executive Officer of our European Theatre division and has served in these capacities since 2005 and 2001, respectively. Prior to 2001, he served as Managing Director of our UK Theatre division.

Bryan Perez is the President of our Interactive group and has served in this capacity since September 2005. Prior to that, Mr. Perez served as our Executive Vice President — Strategy and Business Development. From October 2002 through 2004, Mr. Perez was Executive Vice President — Marketing and Communications for the Dallas Stars Hockey Club. For the balance of the relevant period, he was Executive Vice President — Business Development for Southwest Sports Group, LLC.

Carl B. Pernow is the President of our International Music division and has served in this capacity since September 2005. From 2004 to September 2005 he served as the Chief Financial Officer for our European Music division. From 1995 to 2004, he served as the Chief Financial Officer for our EMA Telstar Group, which the Company acquired in 1999.

Charles S. Walker is the President of our North American Music division and has served in this capacity since September 2005. Prior to that, Mr. Walker served as the Chief Operating Officer for our North American Music division. From 2000 to 2002, 2002 to 2003, and 2003 to 2004 he served as a Senior Vice President of the Southwest, Northeast and West regions of Clear Channel Entertainment’s North American Music division, respectively, and in 2000 he was a General Manager in our North American Music division.

Steven K. Winton is the Chief Executive Officer of our North American Theater division and has served in this capacity since May 2005. From January through March, 2005, Mr. Winton was President and Chief Operating Officer of the Naples Philharmonic Center in Naples Florida. In 2004, Mr. Winton served as the President of our North American Theater division. Prior to that, Mr. Winton was the Chief Operating Officer of our European Theater division from 2002 to 2003. For the balance of the relevant period, Mr. Winton was an Executive Vice President of our European Theatre division.

Governance Guidelines

Our Board of Directors has adopted a set of written Board of Directors Governance Guidelines that form the framework for the governance policies and practices that we have established to assist in governing the Company. All of our corporate governance material, including the governance guidelines, code of business conduct and ethics and each of our committee charters, are posted on our website at www.livenation.com. Copies of our corporate governance material are also available to shareholders who request them. Requests must be in writing and sent to: Secretary, Live Nation, Inc., 9348 Civic Center Drive, Beverly Hills, California 90210.

Composition of the Board of Directors

Our Board of Directors currently consists of nine directors, five of whom are independent (as defined by our governance guidelines and the listing standards of the New York Stock Exchange (“NYSE”)) and one of whom is our Chief Executive Officer. For a director to be independent, the Board of Directors must determine that the director does not have any direct or indirect material relationship with the Company. The Board of Directors has established guidelines to assist it in determining director independence, which conform to, or are more exacting than, the independence requirements of the NYSE. The independence guidelines are set forth in Appendix A of our governance guidelines.

Our directors are divided into three classes serving staggered three year terms. At each annual meeting of our shareholders, directors will be elected to succeed the class of directors whose terms have expired. Class I directors’ terms will expire at the 2007 annual meeting of our shareholders, Class II directors’ terms will expire at the 2008 annual meeting of our shareholders and Class III directors’ terms will expire at the 2009 annual meeting of our shareholders. L. Lowry Mays, John N. Simons, Jr. and Michael Rapino initially will be our Class I directors, Jeffrey T. Hinson, Mark P. Mays and Timothy P. Sullivan initially will be our Class II directors and Henry Cisneros, Randall T. Mays and Connie McCombs McNab will initially be our Class III directors. Our classified Board of Directors could have the effect of increasing the length of time necessary to change the composition of a majority of our Board. Generally, at least two annual meetings of shareholders will be necessary for shareholders to effect a change in a majority of the members of the Board of Directors.

Committees of the Board of Directors

The standing committees of our Board of Directors are an Audit Committee, Nominating and Governance Committee and Compensation Committee, each of which is described below.

Audit Committee

The three independent (as defined in the NYSE listing standards) Audit Committee members are Jeffrey T. Hinson, who is the Chairman, John N. Simons, Jr. and Timothy P. Sullivan. Mr. Hinson has been designated by our Board of Directors as the Audit Committee financial expert (as defined in the applicable regulations of the Securities and Exchange Commission). The Audit Committee operates under a written charter adopted by the Board of Directors which reflects standards set forth in SEC regulations and NYSE rules. The composition and responsibilities of the Audit Committee and the attributes of its members, as reflected in the charter, are intended to be in accordance with applicable requirements for corporate audit committees. The charter will be reviewed, and amended if necessary, on an annual basis. The full text of the Audit Committee’s charter can be found on our website at www.livenation.com or may be obtained upon request from our Secretary.

As set forth in more detail in the charter, the Audit Committee’s purpose is to assist the Board of Directors in its general oversight of the Company’s financial reporting, internal control and audit functions. The Company’s internal audit department will document, test and evaluate our internal control over financial reporting in response to the requirements set forth in Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations. The responsibilities of the Audit Committee will include:

•	recommending the hiring or termination of the independent registered public accounting firm and approving any non-audit work performed by such firm;

•	approving the overall scope of the audit;

•	assisting our Board of Directors in monitoring the integrity of our financial statements, the independent registered public accounting firm’s qualifications and independence, the performance of the independent registered public accounting firm and our internal audit function and our compliance with legal and regulatory requirements;

•	annually reviewing our independent registered public accounting firm’s report describing the independent registered public accounting firm’s internal quality control procedures, any material issues raised by the most recent internal quality control review, or peer review, of the firm;

•	discussing the annual audited financial and quarterly statements with our management and the independent registered public accounting firm;

•	discussing earnings press releases, as well as financial information and earnings guidance provided to analysts and rating agencies;

•	discussing policies with respect to risk assessment and risk management;

•	meeting separately, periodically, with management, internal auditors and the independent registered public accounting firm;

•	reviewing with the independent registered public accounting firm any audit problems or difficulties and management’s response;

•	setting clear hiring policies for employees or former employees of the independent auditors;

•	annually reviewing the adequacy of the audit committee’s written charter;

•	reviewing with management any legal matters that may have a material impact on us; and

•	reporting regularly to our full Board of Directors.

Nominating and Governance Committee

The Nominating and Governance Committee members are Henry Cisneros, who is Chairman, and Connie McCombs McNab. The Nominating and Governance Committee operates under a written charter adopted by the Board of Directors. The committee is primarily responsible for assembling, reviewing background information for and recommending candidates for our Board of Directors, including those candidates designated by our shareholders. The committee also makes recommendations to our Board of Directors regarding the structure and membership of the other board committees, annually reviews director compensation and benefits and oversees annual self-evaluations of our Board of Directors and committees.

Compensation Committee

The Compensation Committee members are John N. Simons, Jr., who is Chairman, and Timothy P. Sullivan. The Compensation Committee operates under a written charter adopted by the Board of Directors. The committee is primarily responsible for administering the Company’s stock incentive plan, performance-based annual incentive compensation plan and other incentive compensation plans. Also, the committee determines compensation arrangements for all of our executive officers and makes recommendations to the Board of Directors concerning compensation policies for us and our subsidiaries.

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics applicable to all of our directors and employees, including our chief executive officer, chief financial officer and chief accounting officer, which is a “code of ethics” as defined by applicable SEC rules. This code is publicly available on our website at www.livenation.com or may be obtained upon request from our Secretary. If we make any amendments to this code, other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from any provisions of this code that apply to our chief executive officer, chief financial officer and chief accounting officer and relate to an element of the SEC’s “code of ethics” definition, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website or in a report on Form 8-K filed with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and beneficial owners of more than 10% of any class of equity securities of Live Nation to file reports of ownership and changes in ownership with the SEC and the NYSE. Directors, executive officers and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no such forms were required to be filed by those persons, Live Nation believes that all such Section 16(a) filing requirements were satisfied during fiscal year 2005, except that (i) Mr. Simons was late in reporting one stock purchase transaction and (ii) amended Form 3 filings were made for Mr. Walker, Mr. Eskowitz and Ms. Willard and amended Form 4 filings were made for Mr. Rapino and Mr. Simons to correct the previously reported number of shares held by these individuals as a result of the pro rata distribution of shares of our common stock to the stockholders of Clear Channel Communications in the spin-off.

Item 11.	Executive Compensation

Executive Compensation

Live Nation was formed on August 2, 2005. The following table sets forth compensation information for our chief executive officer and our other four most highly compensated executive officers, based on employment with Live Nation and Clear Channel Communications, as determined by reference to total annual salary and bonus during 2005. Information for 2004 is only included below for our named executive officers to the extent previously reported. All of the information included in this table reflects compensation earned by the individuals for services with Live Nation and Clear Channel Communications. We refer to these individuals as our “named executive officers” elsewhere in this Annual Report.

Summary Compensation Table

					Long-Term Compensation
					Awards			Payouts
	Annual Compensation				Restricted
				Other Annual	Stock			LTIP	All Other
		Salary	Bonus	Compensation	Award(s)		Options	Payouts	Compensation
Name and Principal Position	Year	($)	($)	($) (1)	($)		(#)	($)	($)

Michael Rapino	2005	612,500	—	—	887,750	(3)	335,000	—	—
Chief Executive Officer	2004	467,411	200,000	—	123,793	(2)	—	—	—
Randall T. Mays*(4)	2005	—	—	—	265,000		50,000	—	—
Former Interim Chief Executive Officer	2004
Brian Becker*	2005	398,161	—	—	—		—	—	930,250	(5)(6)
Former Chief Executive Officer	2004	516,561	—	—	—		60,000	—	5,125	(5)
Alan Ridgeway(7)	2005	344,158	258,199	—	662,500	(8)	—	—	34,416
Chief Financial Officer	2004
Kathy Willard	2005	304,583	50,000	—	—		25,000	—	5,250	(5)
Chief Accounting Officer	2004
Bruce Eskowitz	2005	476,010	—	—	—		200,000	—	47,787	(5)(9)
President — Global Venue Management and Sponsorships	2004
Charles S. Walker	2005	377,083	—	—	—		200,000	—	74,331	(5)(9)
President — North American LiveMusic	2004

*	No longer serves in this capacity with the Company.

(1)	Perquisites that are less than $50,000 in the aggregate for any named executive officer are not disclosed in the table in accordance with SEC rules.

(2)	Mr. Rapino received an award of 2,780 shares of Clear Channel Communications’ restricted stock on February 19, 2004. These restricted shares were forfeited at the date of Separation.

(3)	Mr. Rapino received an award of 83,750 shares of Live Nation restricted stock on December 23, 2005. The restricted stock had a fair market value of $1,097,125 as of December 31, 2005. The restriction will lapse on 20,937.5 shares on December 22, 2008, 20,937.5 shares on December 22, 2009, and the remaining 41,875 shares on December 22, 2010. Mr. Rapino will receive all cash dividends declared and paid during the vesting period.

(4)	Mr. Mays did not receive any compensation from Live Nation for these services. As Chairman of our Board of Directors, Mr. Mays received 50,000 stock options and an award of 25,000 shares of Live Nation restricted stock on December 23, 2005. The restricted stock had a fair market value of $327,500 as of December 31, 2005. The restriction will lapse on 5,000 shares per year on December 22, 2006, 2007, 2008, 2009 and 2010. On this restricted stock, Mr. Mays will receive all cash dividends declared and paid during the vesting period.

(5)	Represents the amount of matching contributions paid by Clear Channel Communications or Live Nation under the 401(k) Plan.

(6)	In October 2005, we entered into a severance agreement with Mr. Becker. The terms and conditions of the agreement require severance payments of $925,000. Additionally, the agreement provides for payment to Becker Entertainment Group, LLC in the amount of $1,275,000 to fund operating expenses for the purpose of seeking and developing the production of live entertainment shows until December 31, 2007. In exchange, we will receive the right of first refusal to invest, produce, promote or otherwise materially participate in shows. The agreement also provides that Mr. Becker will have the right of first refusal on certain of our divestitures should they occur.

(7)	Mr. Ridgeway is a citizen of the United Kingdom. The compensation amounts reported in this table have been converted from British pounds to United States dollars using the year-end exchange rate.

(8)	Mr. Ridgeway received an award of 62,500 shares of Live Nation restricted stock on December 23, 2005. The restricted stock had a fair market value of $818,750 as of December 31, 2005. The restriction will lapse on 15,625 shares on December 22, 2008, 15,625 shares on December 22, 2009, and the remaining 31,250 shares on December 22, 2010. Mr. Ridgeway will receive all cash dividends declared and paid during the vesting period.

(9)	Represents taxable relocation expense paid to or on behalf of Mr. Eskowitz for $42,537 and Mr. Walker for $69,081.

Stock Options

The following table sets forth certain information regarding stock options to acquire shares of Live Nation’s common stock granted to our named executive officers in 2005. The options are subject to the terms of the Live Nation 2005 Stock Incentive Plan.

Stock Option Grant Table

	Individual Grants
		Percent of
	Number of	Total
	Securities	Options
	Underlying	Granted to	Exercise of		Grant Date
	Options	Employees in	Base Price	Expiration	Present
Name	Granted (#)	Fiscal Year	($/Sh)	Date(2)	Value $(1)

Michael Rapino	335,000	16.12%	10.60	12/22/12	1,175,850
Chief Executive Officer
Alan Ridgeway	—	—	—	—	—
Chief Financial Officer
Kathy Willard	25,000	1.20%	10.60	12/22/12	87,750
Chief Accounting Officer
Bruce Eskowitz	200,000	9.63%	10.60	12/22/12	702,000
President — Global Venue Management and Sponsorships
Charles S. Walker	200,000	9.63%	10.60	12/22/12	702,000
President — North American Live Music

(1)	Present value for this option was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: Risk-free of 4.71%, a dividend yield of zero, a volatility factor of the expected market price of Live Nation’s common stock of 25% and the average expected life of 5.75 years. The present value of stock options granted is based on a theoretical option-pricing model. In actuality, because Live Nation’s stock options are not traded on an exchange, option holders can receive no value nor derive any benefit from holding stock options under these plans without an increase in the market price of Live Nation stock. Such an increase in stock price would benefit all shareholders commensurately.

(2)	Based on the election of these employees, these options will vest 25% on December 22, 2008, 25% on December 22, 2009 and 50% on December 22, 2010.

Exercise of Stock Options

The following table discloses information regarding the exercise of stock options to acquire shares of Clear Channel Communications’ common stock by our named executive officers in 2005 and the value of unexercised Clear Channel Communications stock options held by the named executive officers. See Stock Option Grant Table above for Live Nation unexercisable options and values for each of the listed individuals.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

			Number of Securities	Value of Unexercised
			Underlying Unexercised	in-the-Money
			Options at	Options at
	Shares Acquired		Fiscal Year-End (#)	Fiscal Year-End ($)
Name	on Exercise (#)	Value Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable

Michael Rapino	—	—	0/0	0/0
Chief Executive Officer
Alan Ridgeway	—	—	0/0	0/0
Chief Financial Officer
Kathy Willard	—	—	15,888/0	5,813/0
Chief Accounting Officer
Bruce Eskowitz	—	—	35,250/0	0/0
President — Global
Venue Management and Sponsorships
Charles S. Walker	—	—	6,893/0	665/0
President — North
American Live Music

Director Compensation

We pay our non-employee directors an annual cash retainer of $30,000, an additional $1,500 for each board meeting attended and an additional $1,000 for each committee meeting attended. We may also grant stock options or other stock-based awards to our non-employee directors, and non-employee directors may elect to receive their fees in the form of shares of our common stock. We pay the chairpersons of the audit committee, compensation committee and nominating and governance committee an additional annual cash retainer of approximately $10,000, $5,000 and $5,000, respectively.

Employment Agreements

Michael Rapino.  On August 17, 2005, we entered into an Employment Agreement with Michael Rapino. The initial term of the agreement ends on August 31, 2007; the term automatically extends one day at a time beginning on August 31, 2007, until one party gives the other one year’s notice of termination. The contract calls for Mr. Rapino to receive a base salary of $550,000 per year. Mr. Rapino is also eligible to receive a performance bonus as decided at the sole discretion of the Compensation Committee of our Board of Directors. We may terminate Mr. Rapino’s employment at any time after August 31, 2007, without “Cause” by giving him a one year written notice. We may also terminate Mr. Rapino’s employment at any time with

“Cause,” as defined in the agreement. If Mr. Rapino is terminated without “Cause,” he is entitled to receive a lump sum payment of accrued and unpaid base salary and prorated bonus, if any, and any payments to which he may be entitled under any applicable employee benefit plan. In addition, he would have the option to elect to become a part-time consultant to us for one year, and agree not to compete with us during that time, in exchange for severance pay equal to his base salary and acceleration of certain stock options. In the event that we experience a “Change of Control” (other than in connection with the spin-off), all of Mr. Rapino’s outstanding stock options will become fully exercisable and any restricted stock will no longer be restricted. Mr. Rapino is prohibited by his employment agreement from soliciting our employees for employment for 12 months after termination regardless of the reason for termination of employment.

Alan Ridgeway.  On November 28, 2005, we entered into an employment agreement with Alan Ridgeway. The initial term of the employment agreement ends on December 31, 2006; the term automatically extends one day at a time for twelve months beginning on December 31, 2006, so that commencing on January 1, 2007 and continuing for so long thereafter as he remains employed, there will always be exactly one year remaining in the term of the agreement. Mr. Ridgeway receives a base salary of $400,000 per year, which is subject to annual increases in accordance with company policy. Mr. Ridgeway is also eligible to receive a base salary bonus for 2006 and 2007 aggregating approximately $80,000, and performance bonuses for each calendar year during the term of the contract. We may terminate the contract without cause at any time after December 31, 2006. The contract allows us to summarily terminate the contract for cause. If Mr. Ridgeway is terminated without “Cause,” he is entitled to receive a lump sum payment of accrued and unpaid base salary and prorated bonus, if any, unreimbursed expenses and any payments to which he may be entitled under any applicable employee benefit plan. Additionally, he would have the option to elect to become a part-time consultant to us for one year, and agrees not to compete with us during that time, in exchange for severance pay equal to his base salary and reimbursement of expenses related to repatriation and relocation. The agreement provides that Mr. Ridgeway may not compete with us during the term of the agreement where we operate or plan to operate, including a 50 mile radius of such location.

Kathy Willard.  On December 22, 2004, we entered into an employment agreement with Ms. Willard, which was amended on December 1, 2005, effective as of January 1, 2005. The initial term of the employment agreement ends on December 31, 2007; the term automatically extends one day at a time for twelve months beginning on January 1, 2007, so that commencing on January 1, 2008 and continuing for so long thereafter as she remains employed, there will always be exactly one year remaining in the term of the agreement. Under the employment agreement, she receives a base salary of $300,000 per year, which is subject to annual increases in accordance with company policy. Ms. Willard is also eligible to receive a performance bonus targeted at $90,000; provided, however, for 2005 she will receive a guaranteed minimum performance bonus of $50,000. We may terminate the contract for any reason at any time. We may also terminate Ms. Willard’s employment at any time with “Cause,” as defined in the agreement. If Ms. Willard is terminated without “Cause,” she is entitled to receive a lump sum payment of accrued and unpaid base salary and prorated bonus, if any, and any payments to which she may be entitled under any applicable employee benefit plan. In addition, if Ms. Willard signs a general release of claims, she will be entitled to receive a lump sum payment equal to twelve months of her annual base salary. The agreement provides that Ms. Willard may not compete with us during the term of the agreement and for one year thereafter where we operate or plan to operate, including within a 50 mile radius of such location.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

None of our executive officers serve as a member of the compensation committee or as a member of the board of directors of any other company of which any member of our Compensation Committee or Board of Directors is an executive officer.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The table below sets forth information concerning the beneficial ownership of Live Nation common stock as of February 28, 2006, for each director currently serving on the board; each of the named executive officers not listed as a director, the directors and executive officers as a group and each person known to Live Nation to own beneficially more than 5% of outstanding common stock. At the close of business on February 28, 2006, there were 67,174,912 shares of Live Nation common stock outstanding. Except as otherwise noted, each shareholder has sole voting and investment power with respect to the shares beneficially owned.

	Amount and Nature
	of Beneficial
Name of Beneficial Owner	Ownership	Percent

Henry Cisneros	12,000	*
Jeffrey T. Hinson	10,000	*
L. Lowry Mays(1)	3,565,898	5.6%
Mark P. Mays(2)	206,399	*
Randall T. Mays(3)	158,259	*
Connie McCombs McNab(4)	270,071	*
John N. Simons, Jr.	22,325	*
Timothy P. Sullivan	10,000	*
Michael Rapino	85,350	*
Alan Ridgeway	62,500	*
Kathy Willard	84	*
Bruce Eskowitz	19	*
Charles S. Walker	255	*
FMR Corp.(5)	10,127,048	15.8%
Wellington Management Company, LLP(6)	6,933,726	10.8%
Capital Research and Management Company(7)	4,198,850	6.6%
Alson Capital Partners, LLC(8)	4,121,000	6.4%
All directors and executive officers as a group (13 persons)(9)	4,403,160	6.9%

*	Percentage of common stock beneficially owned by the named person does not exceed one percent of our common stock.

(1)	Includes 6,057 shares held by trusts of which Mr. L. Mays is the trustee, but not a beneficiary, 3,334,663 shares held by the LLM Partners Ltd of which Mr. L. Mays shares control of the sole general partner, 191,515 shares held by the Mays Family Foundation and 12,859 shares held by the Clear Channel Foundation over which Mr. L. Mays has either sole or shared investment or voting authority.

(2)	Includes 19,529 shares held by trusts of which Mr. M. Mays is the trustee, but not a beneficiary, and 127,786 shares held by the MPM Partners, Ltd. Mr. M. Mays controls the sole general partner of MPM Partners, Ltd.

(3)	Includes 21,027 shares held by trusts of which Mr. R. Mays is the trustee, but not a beneficiary, and 77,821 shares held by RTM Partners, Ltd. Mr. R. Mays controls the sole general partner of RTM Partners, Ltd.

(4)	Includes 260,071 shares held by McCombs Family Ltd. over which Mrs. McNab has shared investment or voting authority.

(5)	Address: 82 Devonshire Street, Boston, Massachusetts 02109. Based on a Schedule 13G/A filed by FMR Corp. and Edward C. Johnson III with the SEC on January 10, 2006. The Schedule 13G states that the filers have sole voting power with respect to 132,373 shares and sole dispositive power with respect to all shares.

(6)	Address: 75 State Street, Boston, Massachusetts 02109. Based on a Schedule 13G/A filed by Wellington Management Company, LLP with the SEC on March 10, 2006. The Schedule 13G/A states that Wellington Management, as an investment adviser, is deemed to be the beneficial owner of Live Nation shares as a result of acting as investment adviser to various investment companies in accordance with Rule 240.13d-1(b)(1)(ii)(E). Wellington Management has shared voting power with respect to 5,707,085 shares and shared dispositive power with respect to 6,874,526 shares.

(7)	Address: 333 South Hope Street, Los Angeles, California 90071. Based on a Schedule 13G/A filed by Capital Research and Management Company with the SEC on February 10, 2006. The Schedule 13G/A states that Capital Research, as an investment adviser, is deemed to be the beneficial owner of Live Nation shares as a result of acting as investment adviser to various investment companies registered under the Section 203 of the Investment Company Act of 1940. Capital Research has sole voting power with respect to 903,260 shares and sole dispositive power with respect to all shares.

(8)	Address: 810 Seventh Avenue, 39th Floor, New York, New York 10019. Based on a Schedule 13G/A filed by Alson Capital Partners, LLC, Neil Barsky, The General Partner, Alson Signature Fund Offshore Portfolio, Ltd., Signature Fund, and Signature Fund I with the SEC on January 25, 2006. The filers have shared voting and dispositive powers with respect to all shares.

(9)	Includes 46,613 shares held by trusts of which such persons are trustees, but not beneficiaries, 3,334,663 shares held by the LLM Partners, Ltd., 127,786 shares held by the MPM Partners, Ltd., 77,821 shares held by the RTM partners, Ltd., 191,515 shares held by the Mays Family Foundation, 12,859 shares held by the Clear Channel Foundation and 260,071 shares held by McCombs Family Ltd.

Equity Compensation Plans

The following table summarizes information, as of December 31, 2005, relating to Live Nation’s equity compensation pursuant to which grants of options, restricted stock or other rights to acquire shares may be granted from time to time.

	Number of		Number of Securities
	Securities to be		Remaining Available
	Issued Upon	Weighted-Average	for Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation
	Outstanding	Outstanding	Plans (Excluding Securities
	Options, Warrants	Options, Warrants	Reflected in Column
Plan Category	and Rights	and Rights	(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	2,396,846	$10.60	6,603,154
Equity compensation plans not approved by security holders	—	—	—

Total	2,396,846	$10.60	6,603,154

(1)	This equity compensation plan was approved by our Board of Directors and by our former shareholder prior to the distribution of our common stock.

Item 13.	Certain Relationships and Related Transactions

We have provided below a summary description of the master separation and distribution agreement between Clear Channel Communications and us and the other key agreements that relate to our separation from Clear Channel Communications. This description, which summarizes the material terms of these agreements, is not complete. You should read the full text of these agreements, which are incorporated by reference as exhibits to this annual report.

Overview

The master separation and distribution agreement contains many of the key provisions related to our separation from Clear Channel Communications and the distribution of our shares to Clear Channel

Communications’ common stockholders. The other agreements referenced in the master separation and distribution agreement govern certain aspects relating to the separation and various interim and ongoing relationships between Clear Channel Communications and us following the Distribution. These agreements are:

•	the tax matters agreement;

•	the employee matters agreement;

•	the trademark and copyright license agreement; and

•	the transition services agreement.

Master Separation and Distribution Agreement

We entered into a master separation and distribution agreement with Clear Channel Communications prior to the completion of the Distribution. The master separation and distribution agreement sets forth our agreements with Clear Channel Communications regarding the principal transactions that were required to effect the transfer of assets and the assumption of liabilities necessary to separate our company from Clear Channel Communications. It also sets forth other agreements governing our relationship after the Distribution.

Auditors and Audits; Annual Financial Statements and Accounting

We agreed that for our 2005 fiscal year and for all fiscal years thereafter for so long as Clear Channel Communications is required to consolidate our results of operations and financial position with its results of operations and financial position:

•	not to select an independent registered public accounting firm different from Clear Channel Communications;

•	to use reasonable commercial efforts to cause our independent registered public accounting firm to date their opinion on our audited annual financial statements on the same date that Clear Channel Communications’ independent registered public accounting firm date their opinion on Clear Channel Communications’ consolidated financial statements and to enable Clear Channel Communications to meet its timetable for the printing, filing and the dissemination to the public of any of its annual financial statements;

•	to provide Clear Channel Communications with all relevant information that Clear Channel Communications reasonably requires to enable Clear Channel Communications to prepare its quarterly and annual financial statements for quarters or years that include any financial reporting period for which our financial results are consolidated with Clear Channel Communications’ financial statements;

•	to make our auditors available to Clear Channel Communications’ auditors so that the Clear Channel Communications’ auditors are able to perform any procedures necessary to take responsibility for our auditors’ work as it relates to Clear Channel Communications’ financial statements;

•	to provide Clear Channel Communications’ internal auditors with access to our books and records to enable Clear Channel Communications to conduct reasonable audits of our financial statements provided by us to Clear Channel Communications, as well as our internal accounting controls and procedures; and

•	to provide prior notice to Clear Channel Communications of any proposed determination of, or significant changes in, our accounting estimates or accounting principles.

Exchange of Other Information

The master separation and distribution agreement also provides for other arrangements with respect to the mutual sharing of information between us and Clear Channel Communications in order to comply with reporting, filing, audit or tax requirements, for use in judicial proceedings and in order to comply with our respective obligations after the completion of the Separation. We also agreed to provide mutual access to historical records relating to the other’s businesses that may be in our possession.

Releases and Indemnification

Except for each party’s obligations under the master separation and distribution agreement, the other transaction documents and certain other specified liabilities, we and Clear Channel Communications have agreed to release and discharge each other and each of our affiliates from all liabilities existing or arising between us on or before the Separation, including in connection with the Separation, the Distribution, the preferred stock offering by our subsidiary and the senior secured credit facility. The releases do not extend to obligations or liabilities under any agreements between us and Clear Channel Communications that remain in effect following the Separation.

We agree to indemnify, hold harmless and defend Clear Channel Communications, each of its affiliates and each of their respective directors, officers and employees, on an after-tax basis, from and against all liabilities relating to, arising out of or resulting from:

•	the failure by us or any of our affiliates or any other person or entity to pay, perform or otherwise promptly discharge any liabilities or contractual obligations associated with our businesses, whether arising before or after the Separation;

•	the operations, liabilities and contractual obligations of our business, whether arising before or after the Separation;

•	any guarantee, indemnification obligation, surety bond or other credit support arrangement by Clear Channel Communications or any of its affiliates for our benefit;

•	any breach by us or any of our affiliates of the master separation and distribution agreement, the other transaction documents or our amended and restated certificate of incorporation or amended and restated bylaws;

•	any untrue statement of, or omission to state, a material fact in Clear Channel Communications’ public filings to the extent the statement or omission was as a result of information that we furnished to Clear Channel Communications or that Clear Channel Communications incorporated;

•	by reference from our public filings, if the statement or omission was made or occurred after the Distribution; and

•	any untrue statement of, or omission to state, a material fact in our Form 10 registration statement related to the Distribution, any offering memorandum, registration statement or information statement related to the senior secured credit facility, or otherwise related to the Distribution or related transactions, except to the extent the statement was made or omitted in reliance upon information provided to us by Clear Channel Communications expressly for use in any such offering memorandum, registration statement or information statement.

Clear Channel Communications agrees to indemnify, hold harmless and defend us, each of our affiliates and each of our and their respective directors, officers and employees, on an after-tax basis, from and against all liabilities relating to, arising out of or resulting from:

•	the failure of Clear Channel Communications or any of its affiliates or any other person or entity to pay, perform or otherwise promptly discharge any liabilities of Clear Channel Communications or its affiliates, other than liabilities associated with our businesses, whether arising before or after the Separation;

•	the liabilities of Clear Channel Communications and its affiliates’ businesses, other than liabilities associated with our businesses;

•	any breach by Clear Channel Communications or any of its affiliates of the master separation and distribution agreement or the other transaction documents;

•	any untrue statement of, or omission to state, a material fact in our public filings, other than any registration statement or information statement related to the Distribution, our debt offerings or associated exchange offer, to the extent the statement or omission was as a result of information that Clear Channel Communications furnished to us or that we incorporated by reference from Clear Channel Communications’ public filings, if the statement or omission was made or occurred after the Distribution; and

•	any untrue statement of, or omission to state, a material fact contained in the Form 10 registration statement related to the Distribution, in any offering memorandum, registration statement or information statement or related to the senior secured credit facility, or otherwise related to the Distribution or related transactions, but only to the extent the statement was made or omitted in reliance upon information provided by Clear Channel Communications expressly for use in any such offering memorandum, registration statement or information statement.

The master separation and distribution agreement also specifies procedures with respect to claims subject to indemnification and related matters and will provide for contribution in the event that indemnification is not available to an indemnified party.

Expenses of the Separation and Debt Offering

Clear Channel Communications agreed to pay or reimburse us for all out-of-pocket fees, costs and expenses (including all legal, accounting and printing expenses) incurred prior to the completion of the Distribution in connection with our Separation from Clear Channel Communications, other than our out-of-pocket fees and expenses related to the senior secured credit facility and the issuance of redeemable preferred stock by our subsidiary.

Insurance Matters

Prior to the Distribution, Clear Channel Communications was required to maintain in full force its existing insurance policies that applied to us, our assets and our business. Following the Distribution, Clear Channel Communications continues to own its insurance policies and we are responsible for establishing and maintaining separate property damage, business interruption and liability insurance policies and programs. The master separation and distribution agreement contains provisions regarding the handling after the Distribution of claims relating to our business that were initiated or arise from occurrences before the Distribution.

Litigation

As of the date of the Distribution, generally we assumed all actions, claims, demands, disputes, lawsuits, arbitrations, inquiries, proceedings or investigations (referred to as “Actions”) relating in any material respect to our business in which Clear Channel Communications or any of its subsidiaries is a defendant or the party against whom the Action is directed. We will conduct the defense of all of the Actions we assumed at our sole cost and expense and we will be responsible for all liabilities resulting from the Actions we assumed. We will continue to be liable for Actions in which we are named as a defendant or we are the party against whom the Action is directed. As of the date of the Distribution, Clear Channel Communications transferred to us specified Actions relating primarily to our business in which Clear Channel Communications is a claimant or plaintiff. Clear Channel Communications may participate in any Action we assumed at its cost and expense and we will cooperate with Clear Channel Communications in any settlement of an Action we assumed. For Actions commenced after the Distribution naming both Clear Channel Communications and us as defendants and one party is a nominal defendant, the other party will use commercially reasonable efforts to have the nominal defendant removed from the Action.

Dispute Resolution Procedures

We agreed with Clear Channel Communications that neither party will commence any court action to resolve any dispute or claim arising out of or relating to the master separation and distribution agreement, subject to certain exceptions. Instead, any dispute that is not resolved in the normal course of business will be submitted to senior executives of each business entity involved in the dispute for resolution. If the dispute is not resolved by negotiation within 45 days after submission to the executives, either party may submit the dispute to mediation. If the dispute is not resolved by mediation within 30 days after the selection of a mediator, either party may submit the dispute to binding arbitration before a panel of three arbitrators. The arbitrators will determine the dispute in accordance with Texas law. Most of the other agreements between us and Clear Channel Communications have similar dispute resolution provisions.

Other Provisions

The master separation and distribution agreement also contains covenants between us and Clear Channel Communications with respect to other matters, including protecting the confidentiality of our and Clear Channel Communications’ information.

Transition Services Agreement

We entered into a transition services agreement with one of Clear Channel’s affiliates to provide us certain transitional administrative and support services and other assistance. Clear Channel Communications provides services to us, including, but not limited to, the following:

•	treasury, payroll and other financial related services;

•	human resources and employee benefits;

•	legal and related services;

•	information systems, network and related services;

•	investment services; and

•	corporate services.

The transition services agreement also provides for the lease or sublease of certain facilities used in the operation of our respective businesses.

The charges for the transition services generally are intended to allow Clear Channel Communications to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, generally without profit. The allocation of costs is based on various measures depending on the service provided, including relative revenue, employee headcount or number of users of a service.

The services provided under the transition services agreement will terminate at various times specified in the agreement (generally ranging from two months to one year after the completion of the Distribution), but we may terminate any service, other than certain information technology and tax services, by giving at least 90 days prior written notice to Clear Channel Communications, and we may terminate tax services with 120 days prior written notice. Under the terms of the transition services agreement, Clear Channel Communications will not be liable to us for, or in connection with, any services rendered pursuant to the agreement or for any actions or inactions taken by Clear Channel Communications in connection with the provision of services. However, Clear Channel Communications will be liable for, and will indemnify us for, liabilities resulting from its gross negligence, willful misconduct, improper use or disclosure of customer information or violations of law, subject to a cap on Clear Channel Communications’ liability of an amount equal to payments made by us to Clear Channel Communications pursuant thereto during the twelve months preceding such event. Additionally, we will indemnify Clear Channel Communications for any losses arising from the provision of services, except to the extent the liabilities are caused by Clear Channel Communications’ gross negligence or material breach of the transition services agreement.

  Tax Matters Agreement

We and Clear Channel Communications have entered into a tax matters agreement that became effective at the time of the spin-off that governs the respective rights, responsibilities and obligations of Clear Channel Communications and us with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, non-income taxes and preparing and filing combined tax returns for taxable periods (or portions thereof) ending on or before the date of the spin-off, which period we refer to as a pre-spin-off period, as well as with respect to any additional taxes incurred by Clear Channel Communications attributable to actions, events or transactions relating to our stock, assets or business following the spin-off, including taxes imposed if the spin-off fails to qualify for tax-free treatment under Section 355 of the Internal Revenue Code of 1986, as amended (the “Code”), or if Clear Channel Communications is not able to recognize certain losses (as defined below).

Preparing and Filing Combined Tax Returns

Under the tax matters agreement, Clear Channel Communications has the right and obligation to prepare and file all combined tax returns. We are required to provide information and to cooperate with Clear Channel Communications in the preparation and filing of these combined tax returns.

Allocation of Tax Liability

For pre-spin-off periods, Clear Channel Communications generally is responsible for all federal, foreign, state and local taxes attributable to our business and assets to the extent the amount of these taxes exceeds the amount we paid to Clear Channel Communications prior to the spin-off in connection with the filing of relevant tax returns. Clear Channel Communications is not required to pay us for its utilization of our tax attributes (or benefits) to reduce federal, foreign, state and local taxes for pre-spin-off periods, whether such utilization occurs upon the filing of a relevant tax return or upon an adjustment to such taxes and whether the tax being reduced is attributable to its or our business and assets.

In some circumstances, including those discussed below, we will be responsible, and we will indemnify Clear Channel Communications, for any additional federal, foreign, state and local taxes that are imposed for pre-spin-off periods to the extent such additional taxes are imposed as a result of actions, events or transactions relating to our stock, assets or business following the spin-off, or a breach of the relevant representations or covenants made by us in the tax matters agreement. We will also be responsible for all federal, foreign, state and local taxes attributable to our business and assets for taxable periods (or portions thereof) beginning after the date of the spin-off, which period we refer to as a post-spin-off period.

Spin-Off

We and Clear Channel Communications intend that the spin-off qualify as a reorganization under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code. However, if the failure of the spin-off to qualify as a tax-free transaction under Section 355 of the Internal Revenue Code (including as a result of Section 355(e) of the Internal Revenue Code) is attributable to actions, events or transactions relating to our stock, assets or business, or a breach of the relevant representations or covenants made by us in the tax matters agreement, we have agreed in the tax matters agreement to indemnify Clear Channel Communications and its affiliates against any and all tax-related liabilities. If the failure of the spin-off to qualify under Section 355 of the Internal Revenue Code is for any reason for which neither we nor Clear Channel Communications is responsible, we and Clear Channel Communications have agreed in the tax matters agreement that we will each be responsible for 50% of the tax-related liabilities arising from the failure to so qualify.

Tax Contests

Clear Channel Communications generally has the right to control all administrative, regulatory and judicial proceedings relating to federal, foreign, state and local taxes attributable to pre-spin-off periods and all proceedings relating to taxes resulting from the failure of the spin-off, or transactions relating to the internal reorganization prior to the spin-off, to qualify as tax-free.

Post-Spin-Off Tax Attributes

Generally, we may not carry back a loss, credit or other tax attribute from a post-spin-off period to a pre-spin-off period, unless we obtain the consent of Clear Channel Communications and then only to the extent permitted by applicable law.

SFX Entertainment, Inc. Loss

Prior to the spin-off, Clear Channel Communications transferred (the “SFXE Exchange”) all of the outstanding stock of SFX Entertainment, Inc. to Holdco #2, one of our subsidiaries, in exchange for Holdco #2 common stock and all of Holdco #2’s Series B (non-voting) mandatorily Redeemable Preferred Stock. Pursuant to a pre-existing binding commitment entered into prior to the SFXE Exchange, Clear Channel Communications immediately sold the Series B Redeemable Preferred Stock to third-party investors. As a result of these transactions, Clear Channel Communications expects to recognize a loss (the “SFXE Loss”).

Prior to the spin-off, Clear Channel Communications contributed the common stock of Holdco #2 to us, which we then contributed to one of our wholly-owned subsidiaries. If Clear Channel Communications is unable to deduct the SFXE Loss for United States federal income tax purposes as a result of any action we take following the spin-off or our breach of a relevant representation or covenant made by us in the tax matters agreement, we have agreed in the tax matters agreement to indemnify Clear Channel Communications for the lost tax benefits that Clear Channel Communications would have otherwise realized if it were able to deduct the SFXE Loss.

  Employee Matters Agreement

We have in place an employee matters agreement with Clear Channel Communications covering a number of compensation and employee benefit matters relating to our employees. In general, the employee matters agreement provides that we are solely responsible for the majority of the liabilities and expenses relating to our current and former employees and their covered dependents and beneficiaries, regardless of when incurred. In addition, for a period of one year following the date of the Distribution, neither we nor Clear Channel Communications may, nor will they permit any of their respective subsidiaries, affiliates or agents to, solicit or recruit for employment any employees at the level of vice president and above currently and then in the employ of the other company or its subsidiaries or affiliates, without the prior written consent of the other company.

Our employees’ participation in the Clear Channel Communications’ employee plans ended at the time of the spin-off or, in the case of certain plans (including group health), at December 31, 2005. We adopted our own group health plan and certain other welfare benefit plans in order to avoid coverage gaps following the date(s) our employees ceased to be covered by the Clear Channel Communications’ plans. We will continue to maintain our 401(k) plan and we will adopt such other incentive compensation and employee plans as we deem necessary or appropriate. Our plans will recognize and give full credit to our current employees for their service with the Clear Channel Communications group before the spin-off.

  Use of Clear Channel Communications’ Name and Mark

Clear Channel Communications owns all rights in the “Clear Channel” name and logo. We are required to remove the “Clear Channel” name from the names of our subsidiaries and stop using the “Clear Channel” name and logo by December 21, 2006.

  Products and Services Provided between Clear Channel Communications and Us

We have provided to, and received from, Clear Channel Communications various products and services on terms comparable to those we provide to third parties, and we expect to continue to provide and receive such services.

  Transactions with Clear Channel Communications

Prior to the Separation, we had a revolving line of credit with Clear Channel Communications. As part of the Separation, $220.0 million of the outstanding debt balance was repaid, with Clear Channel Communications contributing the remaining balance to our capital.

Clear Channel Communications has provided funding for certain of our acquisitions of net assets. These amounts funded by Clear Channel Communications for these acquisitions are recorded in owner’s net investment as a component of business/shareholders’ equity. Also, certain tax related receivables and payables, which are considered non-cash capital contributions or dividends, are recorded in owner’s net investment. During the fiscal year 2005, Clear Channel Communications made additional non-cash capital contributions of $8.8 million to us. During the fourth quarter of 2005, the Company completed the separation from Clear Channel Communications. As a result, the Company recognized the par value and additional paid-in-capital in connection with the issuance of our common stock in exchange for the net assets contributed by Clear Channel Communications. As of December 31, 2005 there is no longer an owner’s net investment balance recorded.

We purchase advertising from Clear Channel Communications and its subsidiaries. For the year ended December 31, 2005, we recorded $12.9 million as a component of divisional operating expenses, for these advertisements. It is our opinion that these transactions were recorded at fair value.

Prior to the Separation, Clear Channel Communications provided management services to us, which included, among other things: (i) treasury, payroll and other financial related services; (ii) executive oversight; (iii) human resources and employee benefits services; (iv) legal and related services; and (v) information systems, network and related services. These services were allocated to us based on actual direct costs incurred or on our share of Clear Channel Communications’ estimate of expenses relative to a seasonally adjusted headcount. We believe this allocation method to be reasonable and the expenses allocated to be materially the same as the amount that would have been incurred on a stand-alone basis. For the year ended December 31, 2005, we recorded $9.5 million as a component of corporate expenses for these services.

Clear Channel Communications owns the trademark and trade names used by us prior to the Separation. Clear Channel Communications charged us a royalty fee based upon a percentage of annual revenue. Clear Channel Communications used a third party valuation firm to assist in the determination of the royalty fee. For the year ended December 31, 2005, we recorded $0.5 million, of royalty fees in corporate expenses.

Prior to the Separation, our operations were included in a consolidated federal income tax return filed by Clear Channel Communications. Our provision for income taxes has been computed on the basis that we file separate consolidated income tax returns with our subsidiaries. Tax payments were made to Clear Channel Communications on the basis of our separate taxable income. Tax benefits recognized on employee stock options exercises are retained by Clear Channel Communications.

Our domestic employees participated in Clear Channel Communications’ employee benefit plans prior to the Separation, including employee medical insurance, an employee stock purchase plan and a 401(k) retirement benefit plan. These costs were recorded primarily as a component of divisional operating expenses and were approximately $9.0 million for the year ended December 31, 2005.

In connection with the Separation, we entered into various lease and licensing agreements with Clear Channel Communications primarily for office space occupied by our employees.

As of December 31, 2005, we have recorded a liability to Clear Channel Communications of $12.7 million, which is recorded in accrued expenses.

Item 14.	Principal Accountant Fees and Services

Fees billed by Ernst & Young for periods prior to the 2005 audit and all fees related to Live Nation’s separation from Clear Channel Communications were approved by the Audit Committee of Clear Channel Communications and paid by Clear Channel Communications. Live Nation incurred the following fees for services provided by Ernst & Young LLP during the year ended December 31, 2005:

Fees Paid During Year
Ended December 31, 2005
(In thousands)

Annual audit fees(1)	$1,964
Audit-related fees(2)	—
Tax fees	—
All other fees	—

Total fees for services	$1,964

(1)	Annual audit fees are for professional services rendered for the audit of our annual financial statements and reviews of quarterly financial statements. This category also includes fees for statutory audits required domestically and internationally, comfort letters, consents, assistance with review of documents filed with the SEC, attest services, work done by tax professional in connection with the audit or quarterly reviews, and accounting consultations and research work necessary to comply with generally accepted auditing standards. During 2005, Clear Channel Communications paid $0.7 million of audit fees related to Live Nation’s 2005 audit, which are not included above.

(2)	Audit-related fees are for attest services, agreed-upon-procedure services and investee audits not required by statute or regulation.

The Audit Committee pre-approves all audit and permitted non-audit services (including the fees and terms thereof) to be performed for Live Nation by its independent auditor. The chairperson of the Audit Committee may represent the entire committee for the purposes of pre-approving permissible non-audit services, provided that the decision to pre-approve any service is disclosed to the Audit Committee no later than its next scheduled meeting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)1. Financial Statements.

The following consolidated and combined financial statements are included in Item 8.

Consolidated and Combined Balance Sheets as of December 31, 2005 and 2004

Consolidated and Combined Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003

Consolidated and Combined Statements of Changes in Business/Shareholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003

Consolidated and Combined Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

Notes to Consolidated and Combined Financial Statements

(a)2. Financial Statement Schedule.

The following financial statement schedule for the years ended December 31, 2005, 2004 and 2003 is filed as part of this report and should be read in conjunction with the consolidated and combined financial statements.

Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

		Charges
	Balance at	to Costs,	Write-off			Balance
	Beginning	Expenses	of Accounts			at End of
Description	of Period	and Other	Receivable	Other		Period
	(In thousands)

Year ended December 31, 2003	$14,788	$3,417	$(6,994)	$384	(1)	$11,595

Year ended December 31, 2004	$11,595	$2,017	$(3,546)	$108	(1)	$10,174

Year ended December 31, 2005	$10,174	$4,767	$(5,191)	$(232)	(1)	$9,518

(1)	Foreign currency adjustments.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Deferred Tax Asset Valuation Allowance

		Charges
	Balance at	to Costs,			Balance at
	Beginning	Expenses			End of
Description	of Period	and Other	Deletions(1)	Other(2)	Period
	(In thousands)

Year ended December 31, 2003	$64,035	$—	$6,230	$—	$57,805

Year ended December 31, 2004	$57,805	$—	$57,805	$—	$—

Year ended December 31, 2005	$—	$—	$—	$77,266	$77,266

(1)	In 2003 and 2004, the Company utilized net operating loss carryforwards and certain deferred tax assets, which resulted in the reduction of the allowance for those net operating loss carryforwards and other assets.

(2)	In 2005, the Company determined that it may not be able to realize certain deferred tax assets in the future and recorded a valuation allowance accordingly.

(a)3. Exhibits.

Exhibit
Number		Description

2.1		Master Separation and Distribution Agreement between Clear Channel Communications, Inc. and CCE Spinco, Inc., (now Live Nation, Inc.) dated December 20, 2005 (incorporated by reference to the exhibits of the Company’s Current Report on Form 8-K filed December 23, 2005).
3.1		Amended and Restated Certificate of Incorporation of CCE Spinco, Inc. (Incorporated by reference to the exhibits of the Company’s Current Report on Form 8-K filed December 16, 2005).
3.2		Amended and Restated Bylaws of CCE Spinco, Inc. (incorporated by reference to the exhibits of the Company’s Current Report on Form 8-K filed December 23, 2005).
4.1		Specimen Common Stock Certificate of CCE Spinco, Inc. (incorporated by reference to the exhibits of the Company’s Registration Statement on Form 10 (File No. 001-32601)).
4.2		Rights Agreement between CCE Spinco, Inc. and The Bank of New York, as rights agent, dated December 21, 2005 (incorporated by reference to the exhibits of the Company’s Current Report on Form 8-K filed December 23, 2005).
4.3		Form of Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to the exhibits of the Company’s Current Report on Form 8-K filed December 23, 2005).
4.4		Form of Right Certificate (incorporated by reference to the exhibits of the Company’s Current Report on Form 8-K filed December 23, 2005).
10.1		Transition Services Agreement between CCE Spinco, Inc. and Clear Channel Management Services, L.P. dated December 21, 2005 (incorporated by reference to the exhibits of the Company’s Current Report on Form 8-K filed December 23, 2005).
10.2		Tax Matters Agreement among CCE Spinco, Inc., CCE Holdco #2, Inc. and Clear Channel Communications, Inc., dated December 21, 2005 (incorporated by reference to the exhibits of the Company’s Current Report on Form 8-K filed December 23, 2005).
10.3		Employee Matters Agreement between CCE Spinco, Inc. and Clear Channel Communications, Inc., dated December 21, 2005 (incorporated by reference to the exhibits of the Company’s Current Report on Form 8-K filed December 23, 2005).
10.4		Trademark and Copyright License Agreement between CCE Spinco, Inc. and Clear Channel Identity, L.P., dated December 21, 2005 (incorporated by reference to the exhibits of the Company’s Current Report on Form 8-K filed December 23, 2005).
10	.5§	Clear Channel Entertainment Nonqualified Deferred Compensation Plan (incorporated by reference to the exhibits of the Company’s Current Report on Form 8-K filed December 23, 2005).
10.6		Certificate of Incorporation of CCE Holdco #2, Inc. (incorporated by reference to the exhibits of the Company’s Current Report on Form 8-K filed December 23, 2005).
10	.7§	CCE Spinco, Inc. 2005 Stock Incentive Plan (incorporated by reference to the exhibits of the Company’s Current Report on Form 8-K filed December 23, 2005).
10	.8§	Form of Stock Option Agreement under the CCE Spinco, Inc. 2005 Stock Incentive Plan (incorporated by reference to the exhibits of the Company’s Current Report on Form 8-K filed December 23, 2005).
10	.9§	Form of Restricted Stock Award Agreement under the CCE Spinco, Inc. 2005 Stock Incentive Plan (incorporated by reference to the exhibits of the Company’s Current Report on Form 8-K filed December 23, 2005).
10	.10§	CCE Spinco, Inc. Annual Incentive Plan (incorporated by reference to the exhibits of the Company’s Current Report on Form 8-K filed December 23, 2005).
10.11		Credit Agreement, dated as of December 21, 2005, among SFX Entertainment, Inc. and the foreign borrowers party thereto, as Borrowers, and CCE Spinco, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, Bank of America, N.A., as Syndication Agent, and J.P. Morgan Securities Inc. and Bank of America Securities LLC, as Co-Lead Arrangers and Joint Bookrunners (incorporated by reference to the exhibits of the Company’s Current Report on Form 8-K filed December 23, 2005).

Exhibit
Number		Description

10.12		Guarantee and Collateral Agreement, dated December 21, 2005, among CCE Spinco, Inc., SFX Entertainment, Inc., the other subsidiaries of CCE Spinco, Inc. identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to the exhibits of the Company’s Current Report on Form 8-K filed December 23, 2005).
10	.13§	Employment Agreement, dated August 17, 2005, by and between SFX Entertainment, Inc., d/b/a Clear Channel Entertainment and Michael Rapino (incorporated by reference to the exhibits of the Company’s Registration Statement on Form 10 (File No. 001-32601)).
10	.14§	Employment Agreement, dated November 28, 2005, by and between SFX Entertainment, Inc., d/b/a Clear Channel Entertainment and Alan Ridgeway (incorporated by reference to the exhibits of the Company’s Registration Statement on Form 10 (File No. 001-32601)).
10	.15§	Employment Agreement, dated December 22, 2004, by and between Kathy Willard and SFX Entertainment, Inc., d/b/a/ Clear Channel Entertainment, as amended December 1, 2005 effective January 1, 2005 (incorporated by reference to the exhibits of the Company’s Current Report on Form 8-K filed December 23, 2005).
10.16		Membership Interest Purchase Agreement dated January 26, 2006 by and among SFX Sports Group, Inc. and Arn Tellem (incorporated by reference to the exhibits of the Company’s Current Report on Form 8-K filed February 1, 2006).
12	.1*	Computation of Ratio of Earnings to Fixed Charges.
21	.1*	Subsidiaries of the Company.
31	.1*	Certification of Chief Executive Officer.
31	.2*	Certification of Chief Financial Officer.
32	.1*	Section 1350 Certification of Chief Executive Officer.
32	.2*	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

§	Management contract or compensatory plan or arrangement.

The Company has not filed long-term debt instruments of its subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 21, 2006.

LIVE NATION, INC.

By:	/s/ Michael Rapino
Michael Rapino
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael Rapino Michael Rapino	President and Chief Executive Officer and Director	March 21, 2006

/s/ Alan Ridgeway Alan Ridgeway	Chief Financial Officer	March 21, 2006

/s/ Kathy Willard Kathy Willard	Chief Accounting Officer	March 21, 2006

/s/ Henry Cisneros Henry Cisneros	Director	March 21, 2006

/s/ Jeffrey T. Hinson Jeffrey T. Hinson	Director	March 21, 2006

/s/ L. Lowry Mays L. Lowry Mays	Director	March 21, 2006

/s/ Mark P. Mays Mark P. Mays	Director	March 21, 2006

/s/ Randall T. Mays Randall T. Mays	Director	March 21, 2006

/s/ Connie McCombs McNab Connie McCombs McNab	Director	March 21, 2006

/s/ John N. Simons, Jr. John N. Simons, Jr.	Director	March 21, 2006

/s/ Timothy P. Sullivan Timothy P. Sullivan	Director	March 21, 2006

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Master Separation and Distribution Agreement between Clear Channel Communications, Inc. and CCE Spinco, Inc., (now Live Nation, Inc.) dated December 20, 2005 (incorporated by reference to the exhibits of the Company’s Current Report on Form 8-K filed December 23, 2005).
3.1		Amended and Restated Certificate of Incorporation of CCE Spinco, Inc. (Incorporated by reference to the exhibits of the Company’s Current Report on Form 8-K filed December 16, 2005).
3.2		Amended and Restated Bylaws of CCE Spinco, Inc. (incorporated by reference to the exhibits of the Company’s Current Report on Form 8-K filed December 23, 2005).
4.1		Specimen Common Stock Certificate of CCE Spinco, Inc. (incorporated by reference to the exhibits of the Company’s Registration Statement on Form 10 (File No. 001-32601)).
4.2		Rights Agreement between CCE Spinco, Inc. and The Bank of New York, as rights agent, dated December 21, 2005 (incorporated by reference to the exhibits of the Company’s Current Report on Form 8-K filed December 23, 2005).
4.3		Form of Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to the exhibits of the Company’s Current Report on Form 8-K filed December 23, 2005).
4.4		Form of Right Certificate (incorporated by reference to the exhibits of the Company’s Current Report on Form 8-K filed December 23, 2005).
10.1		Transition Services Agreement between CCE Spinco, Inc. and Clear Channel Management Services, L.P. dated December 21, 2005 (incorporated by reference to the exhibits of the Company’s Current Report on Form 8-K filed December 23, 2005).
10.2		Tax Matters Agreement among CCE Spinco, Inc., CCE Holdco #2, Inc. and Clear Channel Communications, Inc., dated December 21, 2005 (incorporated by reference to the exhibits of the Company’s Current Report on Form 8-K filed December 23, 2005).
10.3		Employee Matters Agreement between CCE Spinco, Inc. and Clear Channel Communications, Inc., dated December 21, 2005 (incorporated by reference to the exhibits of the Company’s Current Report on Form 8-K filed December 23, 2005).
10.4		Trademark and Copyright License Agreement between CCE Spinco, Inc. and Clear Channel Identity, L.P., dated December 21, 2005 (incorporated by reference to the exhibits of the Company’s Current Report on Form 8-K filed December 23, 2005).
10	.5 §	Clear Channel Entertainment Nonqualified Deferred Compensation Plan (incorporated by reference to the exhibits of the Company’s Current Report on Form 8-K filed December 23, 2005).
10.6		Certificate of Incorporation of CCE Holdco #2, Inc. (incorporated by reference to the exhibits of the Company’s Current Report on Form 8-K filed December 23, 2005).
10	.7§	CCE Spinco, Inc. 2005 Stock Incentive Plan (incorporated by reference to the exhibits of the Company’s Current Report on Form 8-K filed December 23, 2005).
10	.8§	Form of Stock Option Agreement under the CCE Spinco, Inc. 2005 Stock Incentive Plan (incorporated by reference to the exhibits of the Company’s Current Report on Form 8-K filed December 23, 2005).
10	.9§	Form of Restricted Stock Award Agreement under the CCE Spinco, Inc. 2005 Stock Incentive Plan (incorporated by reference to the exhibits of the Company’s Current Report on Form 8-K filed December 23, 2005).
10	.10§	CCE Spinco, Inc. Annual Incentive Plan (incorporated by reference to the exhibits of the Company’s Current Report on Form 8-K filed December 23, 2005).
10.11		Credit Agreement, dated as of December 21, 2005, among SFX Entertainment, Inc. and the foreign borrowers party thereto, as Borrowers, and CCE Spinco, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, Bank of America, N.A., as Syndication Agent, and J.P. Morgan Securities Inc. and Bank of America Securities LLC, as Co-Lead Arrangers and Joint Bookrunners (incorporated by reference to the exhibits of the Company’s Current Report on Form 8-K filed December 23, 2005).

Exhibit
Number		Description

10.12		Guarantee and Collateral Agreement, dated December 21, 2005, among CCE Spinco, Inc., SFX Entertainment, Inc., the other subsidiaries of CCE Spinco, Inc. identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to the exhibits of the Company’s Current Report on Form 8-K filed December 23, 2005).
10	.13§	Employment Agreement, dated August 17, 2005, by and between SFX Entertainment, Inc., d/b/a Clear Channel Entertainment and Michael Rapino (incorporated by reference to the exhibits of the Company’s Registration Statement on Form 10 (File No. 001-32601)).
10	.14§	Employment Agreement, dated November 28, 2005, by and between SFX Entertainment, Inc., d/b/a Clear Channel Entertainment and Alan Ridgeway (incorporated by reference to the exhibits of the Company’s Registration Statement on Form 10 (File No. 001-32601)).
10	.15§	Employment Agreement, dated December 22, 2004, by and between Kathy Willard and SFX Entertainment, Inc., d/b/a/ Clear Channel Entertainment, as amended December 1, 2005 effective January 1, 2005 (incorporated by reference to the exhibits of the Company’s Current Report on Form 8-K filed December 23, 2005).
10.16		Membership Interest Purchase Agreement dated January 26, 2006 by and among SFX Sports Group, Inc. and Arn Tellem (incorporated by reference to the exhibits of the Company’s Current Report on Form 8-K filed February 1, 2006).
12	.1*	Computation of Ratio of Earnings to Fixed Charges.
21	.1*	Subsidiaries of the Company.
31	.1*	Certification of Chief Executive Officer.
31	.2*	Certification of Chief Financial Officer.
32	.1*	Section 1350 Certification of Chief Executive Officer.
32	.2*	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

§	Management contract or compensatory plan or arrangement.

The Company has not filed long-term debt instruments of its subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.