Form 10-Q
period 2006-03-31
Live Nation, Inc.
filed 2006-05-10
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2006,
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .
Commission File Number
001-32601
LIVE NATION, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	20-3247759 (I.R.S. Employer Identification No.)
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
☑ Yes     ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. ☐ Large accelerated filer     ☐ Accelerated filer     ☑ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☑ No
On May 5, 2006, there were 63,798,312 outstanding shares of the registrant’s common stock, $.01 par value per share, excluding 3,376,600 shares held in treasury.

LIVE NATION, INC.
INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(unaudited)	(audited)
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$408,829	$403,716
Accounts receivable, less allowance of $9,184 as of March 31, 2006 and $9,518 as of December 31, 2005	196,229	190,207
Prepaid expenses	212,369	115,055
Other current assets	37,345	46,714

Total Current Assets	854,772	755,692
PROPERTY, PLANT AND EQUIPMENT
Land, buildings and improvements	919,220	910,926
Furniture and other equipment	169,534	166,004
Construction in progress	46,939	39,856

	1,135,693	1,116,786
Less accumulated depreciation	322,231	307,867

	813,462	808,919
INTANGIBLE ASSETS
Definite-lived intangibles — net	12,172	12,351
Goodwill	140,655	137,110
OTHER ASSETS
Notes receivable, less allowance of $745 as of March 31, 2006 and December 31, 2005	4,028	4,720
Investments in, and advances to, nonconsolidated affiliates	36,903	30,660
Other assets	30,310	27,132

Total Assets	$1,892,302	$1,776,584

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$40,563	$37,654
Deferred income	386,150	232,754
Accrued expenses	375,071	405,507
Current portion of long-term debt	25,939	25,705

Total Current Liabilities	827,723	701,620
Long-term debt	340,363	341,136
Other long-term liabilities	40,540	30,766
Minority interest liability	25,618	26,362
Series A and Series B redeemable preferred stock	40,000	40,000
Commitments and contingent liabilities (Note 6)
SHAREHOLDERS’ EQUITY
Common stock	672	672
Additional paid-in capital	748,798	748,011
Retained deficit	(86,446)	(87,563)
Cost of shares held in treasury	(42,719)	(18,003)
Accumulated other comprehensive loss	(2,247)	(6,417)

Total Shareholders’ Equity	618,058	636,700

Total Liabilities and Shareholders’ Equity	$1,892,302	$1,776,584

See Notes to Consolidated and Combined Financial Statements

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
	2006	2005
	(in thousands except share and per
	share data)
Revenue	$516,567	$444,483
Operating expenses:
Direct operating expenses	377,832	314,634
Selling, general and administrative expenses	116,016	123,031
Depreciation and amortization	15,005	15,477
Gain on sale of operating assets	(7,728)	(357)
Corporate expenses	7,379	19,224

Operating income (loss)	8,063	(27,526)
Interest expense	7,813	619
Interest expense with Clear Channel Communications	—	11,188
Equity in earnings of nonconsolidated affiliates	1,824	510
Other income (expense) — net	(239)	944

Income (loss) before income taxes	1,835	(37,879)
Income tax benefit (expense):
Current	(167)	12,151
Deferred	(551)	3,001

Net income (loss)	1,117	(22,727)
Other comprehensive income, net of tax:
Unrealized holding gain on cash flow derivatives	492	—
Foreign currency translation adjustments	3,678	9,583

Comprehensive income (loss)	$5,287	$(13,144)

Net income per common share:
Basic	$.02

Diluted	$.02

Weighted average common shares outstanding:
Basic	63,971,508

Diluted	64,480,376

See Notes to Consolidated and Combined Financial Statements

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
	March 31,
	2006	2005
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,117	$(22,727)
Reconciling items:
Depreciation	14,748	14,780
Amortization of intangibles	257	697
Deferred income tax expense (benefit)	551	(3,001)
Amortization of debt issuance costs	105	—
Current tax benefit dividends to owner	—	(14,182)
Non-cash compensation expense	861	343
Gain on sale of operating assets	(7,728)	(357)
Loss on sale of other investments	2,257	—
Equity in earnings of nonconsolidated affiliates	(1,824)	(510)
Minority interest expense (income)	(835)	173
Decrease in other — net	—	(17)
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(13,067)	(10,777)
Increase in prepaid expenses	(96,978)	(141,555)
Decrease (increase) in other assets	7,204	(14,758)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(20,061)	7,436
Increase in deferred income	152,744	209,003
Decrease in minority interest liability	(194)	(1,090)

Net cash provided by operating activities	39,157	23,458

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (increase) in notes receivable — net	(4,719)	865
Decrease (increase) in investments in, and advances to, nonconsolidated affiliates — net	(4,248)	346
Proceeds from disposal of other investments	1,743	—
Purchases of property, plant and equipment	(17,158)	(22,607)
Proceeds from disposal of operating assets	12,136	133
Acquisition of operating assets	(2,177)	656
Decrease in other — net	98	12

Net cash used in investing activities	(14,325)	(20,595)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt with Clear Channel Communications	—	37,337
Payments on long-term debt	(779)	(287)
Payments for purchase of common stock	(24,717)	—

Net cash provided by (used in) financing activities	(25,496)	37,050

Effect of exchange rate changes on cash	5,777	2,675
Net increase in cash and cash equivalents	5,113	42,588
Cash and cash equivalents at beginning of period	403,716	179,137

Cash and cash equivalents at end of period	$408,829	$221,725

See Notes to Consolidated and Combined Financial Statements

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
     Live Nation, Inc. (the “Company”) was incorporated in Delaware on August 2, 2005 in preparation for the contribution and transfer by Clear Channel Communications, Inc. (“Clear Channel”) of substantially all of its entertainment assets and liabilities to the Company (the “Separation”). The Company completed the Separation on December 21, 2005 and became a publicly traded company on the New York Stock Exchange trading under the symbol “LYV”.
     Prior to the Separation, Live Nation was a wholly owned subsidiary of Clear Channel. As part of the Separation, holders of Clear Channel’s common stock of record on December 14, 2005 received one share of Live Nation common stock for every eight shares of Clear Channel common stock.
     Following the Separation, the Company reorganized its business units and the way in which these businesses are assessed and therefore changed its reportable segments, starting in 2006, to Events, Venues and Sponsorship, and Digital Distribution. The Events segment principally involves the promotion or production of live music shows, theatrical performances and specialized motor sports events. The Venues and Sponsorship segment principally involves the operation of venues and the sale of premium seats, national and local sponsorships and placement of advertising, including signage and promotional programs, and naming of subscription series and venues. The Digital Distribution segment principally involves the management of the Company’s on-line and wireless distribution activities, including the development of the Company’s website and managing the Company’s in-house ticketing operations and third-party ticketing relationships. In addition, the Company has operations in the sports representation and other businesses.
Preparation of Interim Financial Statements
     The consolidated and combined financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K.
     Prior to the Separation, the combined financial statements include amounts that are comprised of businesses included in the consolidated financial statements and accounting records of Clear Channel, using the historical basis of assets and liabilities of the entertainment business. Management believes the assumptions underlying the combined financial statements are reasonable. However, the combined financial statements included herein may not reflect what the Company’s results of operations, financial position and cash flows would have been had it operated as a separate, stand-alone entity during the periods presented. Subsequent to the Separation, the consolidated financial statements include all accounts of the Company and its majority owned subsidiaries.
     Significant intercompany accounts among the consolidated and combined businesses have been eliminated in consolidation. Minority interest expense is recorded for consolidated affiliates in which the Company owns more than 50%, but not all, of the voting common stock and is included in other income (expense) — net. Investments in nonconsolidated affiliates in which the Company owns 20% to 50% of the voting common stock or otherwise exercises significant influence over operating and financial policies of the nonconsolidated affiliate are accounted for using the equity method of accounting. Investments in nonconsolidated affiliates in which the Company owns less than 20% of the voting common stock are accounted for using the cost method of accounting. Certain reclassifications have been made to the 2005 consolidated and combined financial statements to conform to the 2006 presentation.

New Accounting Pronouncements
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-4, Contingent Cash Settlement (“FSP FAS 123(R)-4”). FSP FAS 123(R)-4 requires companies to classify employee stock options and similar instruments with contingent cash settlement features as equity awards under FASB Statement of Financial Accounting Standards No. 123, (revised 2004), Share-Based Payment (“Statement 123(R)”), provided that (i) the contingent event that permits or requires cash settlement is not considered probable of occurring and is not within the control of the employee and (ii) the award includes no other features that would require liability classification. The Company considered FSP FAS 123(R)-4 with its implementation of Statement 123(R), and determined it had no impact on the Company’s financial position or results of operations.
     In April 2006, the FASB issued FASB Staff Position FIN 46(R)-6, Determining the Variability to be Considered When Applying FASB Interpretation No. 46(R) (“FSP FIN 46(R)-6”). FSP FIN 46(R)-6 addresses the approach to determine the variability to consider when applying FASB Interpretation No. 46, (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”). The variability that is considered in applying FIN 46(R) may affect (i) the determination as to whether the entity is a variable interest entity, (ii) the determination of which interests are variable interests in the entity, (iii) if necessary, the calculation of expected losses and residual returns of the entity, and (iv) the determination of which party is the primary beneficiary of the variable interest entity. The Company will adopt FSP FIN 46(R)-6 on July 1, 2006 and does not anticipate adoption to materially impact its financial position or results of operations.
NOTE 2 — LONG-LIVED ASSETS
Definite-lived Intangibles
     The Company has definite-lived intangible assets which consist primarily of non-compete agreements and building or naming rights, all of which are amortized over the shorter of either the respective lives of the agreements or the period of time the assets are expected to contribute to the Company’s future cash flows. These definite-lived intangibles had a gross carrying amount and accumulated amortization of $18.8 million and $6.6 million, respectively, as of March 31, 2006, and $18.7 million and $6.3 million, respectively, as of December 31, 2005.
     Total amortization expense from definite-lived intangible assets for the three months ended March 31, 2006 and 2005 was $0.3 million and $0.7 million, respectively.
Goodwill
     The Company tests goodwill for impairment at least annually using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of any potential impairment, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. As the Company has realigned its segments in accordance with the change in the management of the business units, goodwill has been reallocated to the new reporting business units that make up these segments. The following table presents the changes in the carrying amount of goodwill in each of the Company’s business segments for the three-month period ended March 31, 2006:

		Venues and	Digital
	Events	Sponsorship	Distribution	Total
	(in thousands)
Balance as of December 31, 2005	$79,307	$50,040	$7,763	$137,110
Acquisitions	—	2,126	—	2,126
Foreign currency	336	789	294	1,419

Balance as of March 31, 2006	$79,643	$52,955	$8,057	$140,655

NOTE 3 — INVESTMENTS
     The Company has investments in various nonconsolidated affiliates. These investments are not consolidated, but are accounted for under the equity method of accounting whereby the Company records its investments in these entities in the balance sheet as investments in, and advances to, nonconsolidated affiliates. The Company’s interests in their operations are recorded in the statement of operations as equity in earnings of nonconsolidated affiliates. For the three months ended March 31, 2006, two of these investments are considered significant: Broadway in Chicago and Marek Lieberberg Konzertagentur (“MLK”). The Company owns a 50.0% interest in Broadway in Chicago, a United States theatrical company involved in promotion, presentation and venue operations for live entertainment events. The Company owns a 20.0% interest in MLK, a German music company involved in promotion of, and venue operations for, live entertainment events. Summarized unaudited income statement information for Broadway in Chicago and MLK is as follows:

	Three months ended March 31,
	2006	2005
	(in thousands)
Revenue	$38,634	$22,208
Operating income	$6,767	$2,299
Net income	$5,263	$2,356
NOTE 4 — RESTRUCTURING
     The Company has recorded liabilities related to acquisitions and restructurings. In July 2005, the Company acquired a controlling majority interest of 50.1% in Mean Fiddler Group, PLC (“Mean Fiddler”) in the United Kingdom. Mean Fiddler is a consolidated subsidiary involved in the promotion and production of live music events, including festivals, and venue operations. As part of the acquisition, the Company recorded $4.7 million in restructuring costs in its Venues and Sponsorship segment primarily related to lease terminations, which it expects to pay over the next several years. As of March 31, 2006, the accrual balance for the Mean Fiddler restructuring was $4.3 million. This restructuring has resulted in the termination of 33 employees. In addition, the Company has a remaining restructuring accrual of $1.7 million as of March 31, 2006, related to its merger with Clear Channel in August 2000.
     The Company has recorded a liability in purchase accounting primarily related to severance for terminated employees and lease terminations as follows:

	Three months ended March 31,
	2006	2005
	(in thousands)
Severance and lease termination costs:
Accrual at January 1	$6,223	$2,579
Payments charged against restructuring accrual	(248)	(192)

Remaining accrual at March 31	$5,975	$2,387

     The remaining severance and lease accrual is comprised of $0.8 million of severance and $5.2 million of lease termination. The severance accrual includes amounts that will be paid over the next several years related to deferred payments to former employees, as well as other compensation. The lease termination accrual will be paid over the next 23 years. During the three months ended March 31, 2006, there were no payments charged to the restructuring reserve related to severance. The Company is continuing to evaluate its purchase accounting liabilities related to several leases in the Mean Fiddler acquisition which may result in additional restructuring accruals.
     During the fourth quarter of 2005, the Company recorded accruals, consisting of severance and lease termination costs, related to the realignment of its business operations. The total expense related to this restructuring was recorded in direct operating expenses in 2005 as a component of Events, Venues and Sponsorship, Digital Distribution and other operations in amounts of $6.0 million, $1.6 million, $0.8 million and $1.6 million, respectively. In addition, $4.7 million of restructuring expense was recorded in corporate expenses in 2005. As of March 31, 2006, the remaining accrual related to this 2005 restructuring was $1.0 million.
NOTE 5 — DERIVATIVE INSTRUMENTS
     FASB Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“Statement 133”), requires the Company to recognize all of its derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. The Company formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting. The Company accounts for its derivative instruments that are not designated as hedges at fair value with changes in fair value recorded in earnings. The Company does not enter into derivative instruments for speculation or trading purposes.
     For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (for example, in interest expense when the hedged transactions are interest cash flows associated with floating-rate debt). The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in other income (expense)-net in current earnings during the period of change.
     On March 16, 2006, the Company entered into two interest rate swap agreements, designated as cash flow hedges, which are combinations of purchased interest rate caps on a notional amount of a total of $162.5 million and sold floors over the same period on a total of $121.9 million of the notional amount to effectively convert a portion of its floating-rate debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s variable rate debt as required by the Company’s senior secured credit facility, thus reducing the impact of interest-rate changes on future interest expense. Approximately 50% of the Company’s outstanding long-term debt had its interest payments designated as the hedged forecasted transactions against the interest rate swap agreements at March 31, 2006. As of March 31, 2006, the interest rate for these hedges was fixed at 5.11% on a variable rate of 4.98% based on a 3-month LIBOR; this variable rate is subject to quarterly adjustments. For the three months ended March 31, 2006, these hedges were determined to be highly effective and the Company recorded an unrealized gain of $0.5 million as a component of other comprehensive income. Based on the current interest rate expectations, the Company estimates that approximately $0.2 million of this gain in other comprehensive income will be reclassified into earnings in the next 12 months.
     The Company has recorded a gain related to these derivative instruments during the period as follows:

	Three months ended March 31,
	2006	2005
	(in thousands)
Balance at January 1	$—	$—
Unrealized holding gain on cash flow derivatives	492	—

Balance at March 31	$492	$—

NOTE 6 — COMMITMENTS AND CONTINGENT LIABILITIES
     The Company has leases that contain contingent payment requirements for which payments vary depending on revenues, tickets sold or other variables.

     As of March 31, 2006 and December 31, 2005, the Company guaranteed the debt of third parties of approximately $1.0 million and $1.9 million, respectively, primarily related to maximum credit limits on employee and tour related credit cards.
     Certain agreements relating to acquisitions provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired companies. The Company will continue to accrue additional amounts related to such contingent payments if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent payments, if performance targets are met, would not significantly impact the financial position or results of operations of the Company.
     The Company has various investments in nonconsolidated affiliates that are subject to agreements that contain provisions that may result in future additional investments to be made by the Company. These values are typically contingent upon the investee meeting certain financial performance targets, as defined in the agreements. The contingent payment amounts are generally calculated based on predetermined multiples of the achieved financial performance not to exceed a predetermined maximum amount.
     At the United States House Judiciary Committee hearing on July 24, 2003, an Assistant United States Attorney General announced that the Department of Justice, or DOJ, was pursuing an antitrust inquiry concerning whether Clear Channel, and its subsidiaries, which included the Company, had tied radio airplay or the use of certain concert venues to the use of its concert promotion services, in violation of antitrust laws. No adverse action has been taken against Clear Channel, its subsidiaries, or the Company pursuant to this inquiry, and on February 10, 2006, the Company was informed by the DOJ that this investigation had been closed.
     The Company initiated a lawsuit in July 2003 in the State Court of Santa Clara County, California against the City of Mountain View and Shoreline Regional Park Community, seeking declaratory judgment, specific performance and injunctive relief and remedies for breach of contract, inverse condemnation and indemnification as a result of the defendants’ failure to provide parking lots and calculate rent payments in accordance with its lease agreement with the defendants. The defendants in that suit have counterclaimed against the Company seeking accounting and declaratory judgment and alleging theft, conversion, false claims, breach of contract, and racketeering relating to the Company’s payments under the lease agreement. An accounting firm engaged by the city issued a report dated August 30, 2005, in which the firm asserted that the Company owes the defendants $3.6 million, excluding interest, for rent payments for the period 1999-2004. On September 2, 2005, the defendants issued a Notice of Default and Demand for Cure to the Company, demanding the payment of these amounts and certain other non-monetary demands. The defendants agreed to accept a bond in lieu of cash for satisfaction of its demand, which the Company filed with the court on October 11, 2005 as a cure under protest, pending the outcome of the litigation. On December 27, 2005, the court issued its order on the parties’ respective motions for summary judgment, in which the Company’s claims for breach of contract and indemnification were dismissed, and the defendants’ counterclaim against the Company for conversion was also dismissed, with all remaining claims of the parties to be further adjudicated. The accounting firm engaged by the city issued a report dated March 16, 2006, amending and superseding its report dated August 30, 2005. In its March 16, 2006, report, the accounting firm asserted that the Company owes the defendants an additional $12 million, for a new total of $15.6 million, excluding interest, for rent for the period 1999-2004, and for other amounts allegedly due under the lease. On March 30, 2006, the defendants issued Notices of Default and Demand for Cure to the Company. Effective May 10, 2006, the parties entered into a settlement agreement, which does not constitute an admission of wrongdoing or liability by the Company. This settlement of the litigation was fully accrued in the Company’s results of operations during 2005 and the first quarter of 2006 and will not have any impact on future operations. In addition, the parties entered into an amended lease agreement related to this amphitheater. The new lease includes fixed annual rent payments and the Company also paid an upfront rent payment which will be amortized on a straight-line basis over the life of the new lease.
     The Company was a defendant in a lawsuit filed by Melinda Heerwagen on June 13, 2002, in the United States District Court for the Southern District of New York. The plaintiff, on behalf of a putative class consisting of certain concert ticket purchasers, alleged that anti-competitive practices for concert promotion services by the Company nationwide caused artificially high ticket prices. On August 11, 2003, the Court ruled in the Company’s favor, denying the plaintiff’s class certification motion. The plaintiff appealed this decision to the United States Court of Appeals for the Second Circuit, and oral argument was held on November 3, 2004. On January 10, 2006, the United States Court of Appeals for the Second Circuit affirmed the ruling in the Company’s favor by the District Court. On January 17, 2006, the plaintiff filed a Notice of Voluntary Dismissal of her action in the Southern District of New York.
     The Company is a defendant in putative class actions filed by different named plaintiffs in the United States District Courts in Philadelphia, Miami, Los Angeles, Chicago, and New Jersey, respectively styled: Cooperberg v. Clear Channel Communications, Inc., et al., Civ. No. 2:05-

cv-04492 (E.D. Pa.); Diaz v. Clear Channel Communications, Inc., et al., Civ. No. 05-cv-22413 (S.D. Fla.), Thompson v. Clear Channel Communications, Inc., Civ. No. 2:05-cv-6704 (C.D. Cal.); Bhatia v. Clear Channel Communications, Inc., et al., Civ. No. 1:05-cv-05612 (N.D. Ill.); and Young v. Clear Channel Communications, et al., Civ. Action No. 06-277-WHW (D.N.J.). The claims made in these actions are substantially similar to the claims made in the Heerwagen action, except that the geographic markets alleged are statewide or more local in nature, and the members of the putative classes are limited to individuals who purchased tickets to concerts in the relevant geographic markets alleged. The Company has filed its answers in all actions, and has denied liability. On December 5, 2005, the Company filed a motion before the Judicial Panel on Multidistrict Litigation to transfer the above-listed actions and any similar ones commenced in the future to a single federal district court for coordinated pre-trial proceedings. The Company intends to vigorously defend all claims in all of the actions.
     The Company is also currently involved in certain other legal proceedings and, as required, has accrued its best estimate of the probable settlement or other losses for the resolution of these claims. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company’s assumptions or the effectiveness of its strategies related to these proceedings.
NOTE 7 — RELATED-PARTY TRANSACTIONS
  Relationship and Transactions With Clear Channel
     During the fourth quarter of 2005, the Company completed the Separation. As a result, the Company recognized the par value and additional paid-in capital in connection with the issuance of our common stock in exchange for the net assets contributed by Clear Channel. Prior to the Separation, Clear Channel provided funding for certain of the Company’s acquisitions. These amounts funded by Clear Channel for these acquisitions were recorded as a component of shareholders’ equity. Also, certain tax related receivables and payables, which were considered non-cash capital contributions or dividends, were recorded in shareholders’ equity.
     The Company has three directors on its Board of Directors that are also directors and executive officers of Clear Channel. These three directors receive directors fees, stock options and restricted stock awards as do other non-management members of the Company’s Board of Directors.
     From time to time, the Company purchases advertising from Clear Channel and its subsidiaries in the ordinary course of business. For the three months ended March 31, 2006 and 2005, the Company recorded $2.6 million and $3.2 million, respectively, as a component of direct operating expenses, for these advertisements.
     Pursuant to a transition services agreement, subsequent to the Separation, Clear Channel provides to the Company certain administrative and support services such as treasury, payroll and other financial related services; human resources and employee benefits services; legal and related services; information systems, network and related services; investment services; and corporate services. The charges for these transition services are intended to allow Clear Channel to fully recover the allocated direct costs of providing the services, plus all out-of-pocket expenses. The allocation of costs is based on various measures depending on the service provided, including relative revenue, employee headcount or number of users of a service. For the three months ended March 31, 2006, the Company recorded an aggregate of $1.3 million for these services as components of selling, general and administrative expenses and corporate expenses.
     Prior to the Separation, Clear Channel provided management services to the Company, which included services similar to the transition services, along with executive oversight. These services were allocated to the Company based on actual direct costs incurred or on the Company’s share of Clear Channel’s estimate of expenses relative to a seasonally adjusted headcount. Management believes this allocation method to be reasonable and the expenses allocated to be materially the same as the amount that would have been incurred on a stand-alone basis. For the three months ended March 31, 2005, the Company recorded $2.1 million as a component of corporate expenses for these services.
     Clear Channel owns the trademark and trade names used by the Company prior to the Separation. Clear Channel charged the Company a royalty fee based upon a percentage of annual revenue. Clear Channel used a third-party valuation firm to assist in the determination of the royalty fee. For the three months ended March 31, 2005, the Company recorded $0.5 million of royalty fees in corporate expenses.
     Prior to the Separation, the operations of the Company were included in a consolidated federal income tax return filed by Clear Channel. The Company’s provision for income taxes has been computed on the basis that the Company files separate consolidated income tax returns with its subsidiaries. Tax payments were made to Clear Channel on the basis of the Company’s separate taxable income. Tax benefits recognized on employee stock option exercises prior to the Separation were retained by Clear Channel.

     The Company’s domestic employees participated in Clear Channel’s employee benefit plans prior to the Separation, including employee medical insurance, an employee stock purchase plan and a 401(k) retirement benefit plan. These costs were recorded primarily as a component of direct operating expenses and were approximately $2.3 million for the three months ended March 31, 2005. Subsequent to the Separation, the Company provides its own employee benefit plans.
     In connection with the Separation, the Company entered into various lease and licensing agreements with Clear Channel primarily for office space occupied by the Company’s employees. For the three months ended March 31, 2006, the Company recorded $0.2 million of expense as a component of direct operating expenses related to these agreements.
     As of March 31, 2006, the Company has recorded a liability in accrued expenses to Clear Channel of $2.0 million for the transition services described above and certain other costs paid for by Clear Channel on the Company’s behalf.
Other Related Parties
     The Company conducts certain transactions in the ordinary course of business with companies that are owned, in part or in total, by various members of management of the Company’s subsidiaries. These transactions primarily relate to venue rentals, equipment rental, ticketing and other services and reimbursement of certain costs. Expenses of $1.2 million and $1.0 million were incurred for the three months ended March 31, 2006 and 2005, respectively, and revenues of $0.1 million and $0.1 million were earned for the three months ended March 31, 2006 and 2005, respectively, from these companies for services rendered or provided in relation to these business ventures. None of these transactions were with directors or executive officers of the Company.
NOTE 8 — STOCK BASED COMPENSATION
     In December 2005, the Company adopted its 2005 Stock Incentive Plan. The plan authorizes the Company to grant stock option awards, director shares, stock appreciation rights, restricted stock and deferred stock awards, other equity-based awards and performance awards. In connection with the Separation, options to purchase approximately 2.1 million shares of the Company’s common stock and approximately 0.3 million shares of restricted stock were granted to employees and directors. The options granted to date all have an exercise price of $10.60 per share.
     The Company has granted options to purchase its common stock to employees and directors of the Company and its affiliates under the stock incentive plan at no less than the fair market value of the underlying stock on the date of grant. These options are granted for a term not exceeding ten years and the nonvested options are forfeited in the event the employee or director terminates his or her employment or relationship with the Company or one of its affiliates. Any options that have vested at the time of termination are forfeited to the extent they are not exercised within the applicable post-employment exercise period provided in their option agreements. These options generally vest over three to five years. The stock incentive plan contains anti-dilutive provisions that require the adjustment of the number of shares of the Company’s common stock represented by, and the exercise price of, each option for any stock splits or stock dividends.
     Prior to the Separation, Clear Channel granted options to purchase Clear Channel’s common stock to employees of the Company and its affiliates under various stock option plans at no less than the fair market value of the underlying stock on the date of grant. Compensation expense relating to Clear Channel stock options and restricted stock awards held by the Company’s employees was allocated by Clear Channel to the Company on a specific employee basis. At the Separation, all nonvested options outstanding under Clear Channel’s stock-based compensation plans that were held by the Company’s employees were forfeited and any outstanding vested options will be forfeited to the extent they are not exercised within the applicable post-employment exercise period provided in their option agreements. All Clear Channel restricted stock awards held by the Company’s employees at the date of Separation were forfeited due to the termination of their employment with the Clear Channel group of companies.
Stock Options
     Effective January 1, 2006, the Company has adopted the fair value recognition provisions of Statement 123(R), which is a revision of FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Statement 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows.

The Company chose the modified-prospective transition application of Statement 123(R). The fair value of the options is amortized to expense on a straight-line basis over the options’ vesting period.
     Prior to January 1, 2006, the Company accounted for its stock-based award plans using the provisions of Statement 123. As permitted under this standard, compensation expense was recognized using the intrinsic value method described in APB 25 under which compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price. Prior periods were not restated to reflect the impact of adoption of the new standard.
     As a result of the adoption of Statement 123(R), stock based compensation expense recognized during the three months ended March 31, 2006 includes compensation expense for all share-based payments granted on or prior to, but not yet vested at the end of the period based on the grant date fair value estimated in accordance with the provisions of Statement 123(R). No stock options have been granted since adoption.
     Due to the adoption of Statement 123(R), the impact to the Company’s operating income and income before income taxes was $0.5 million and the impact to net income was $0.3 million for the three months ended March 31, 2006. Prior to the adoption of Statement 123(R) and for the three months ended March 31, 2006, no tax benefits from the exercise of stock options have been recognized as no options granted by the Company subsequent to the Separation have vested or have been exercised. Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with Statement 123(R).
     The following table illustrates the effect on operating results and per share information had the Company accounted for share-based compensation in accordance with Statement 123(R) for the periods indicated. Due to the Separation, the Company’s pro forma disclosures for 2005 include stock compensation expense for options granted by Clear Channel prior to the Separation, and options granted by the Company after the Separation, when applicable. As the Company had no shares outstanding at March 31, 2005, there is no pro forma loss per common share to disclose. The required pro forma disclosures are as follows:

	Three months ended
	March 31,
	2006	2005
	(in thousands, except per
	share data)
Net income (loss):
Reported		$(22,727)
Pro forma stock compensation expense, net of tax:
Live Nation options		—
Clear Channel options		1,334

Net income (loss) including non-cash compensation expense	$1,117	$(24,061)

     The fair value for options in Live Nation stock was estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on implied volatilities of traded options and the historical volatility of stocks of similar companies since the Company’s common stock does not have sufficient trading history to reasonably predict its own volatility. The Company has used the simplified method for estimating the expected life within the valuation model which is the period of time that options granted are expected to be outstanding. The risk free rate for periods within the life of the option is based on the United States Treasury Note rate. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant:

Risk-free interest rate	4.71%
Dividend yield	0.0%
Volatility factors	28%
Weighted average expected life (in years)	5 – 7.5
     Clear Channel calculated the fair value for these options in Clear Channel stock at the date of grant using a Black-Scholes option-pricing model with the following assumptions for 2005:

Risk-free interest rate	3.76% – 4.44%
Dividend yield	1.46% – 2.36%
Volatility factors	25%
Weighted average expected life (in years)	5 – 7.5

     The following table presents a summary of the Company’s stock options outstanding at, and stock option activity during, the three months ended March 31, 2006 (“Price” reflects the weighted average exercise price per share):
(in thousands, except per share data)

	Options	Price
Outstanding, January 1, 2006	2,078	$10.60
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding, March 31, 2006	2,078	$10.60

Exercisable, March 31, 2006	—	—
Weighted average fair value per option granted	$3.72
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
     There were 6.6 million shares available for future grants under the stock incentive plan at March 31, 2006. Vesting dates on the stock options range from December 2006 to December 2010, and expiration dates range from December 2012 to December 2015 at exercise prices and average contractual lives as follows:
(in thousands, except per share data)

Weighted
		Average	Weighted
		Remaining	Average	Exercisable	Weighted
	Outstanding as	Contractual	Exercise	as of	Average
Range of Exercise Prices	of 3/31/06	Life (in years)	Price	3/31/06	Exercise Price

$10.60	2,078	7.3	$10.60	—	$—
Restricted Stock Awards
     Prior to the Separation, Clear Channel granted restricted stock awards to the Company’s employees. All Clear Channel restricted stock awards held by the Company’s employees at the date of the Separation were forfeited due to the termination of their employment with the Clear Channel group of companies.
     Subsequent to the Separation, the Company has granted restricted stock awards to its employees and directors under the stock incentive plan. These common shares carry a legend which restricts their transferability for a term of one to five years and are forfeited in the event the recipient’s employment or relationship with the Company is terminated prior to the lapse of the restriction. Recipients of the restricted stock awards are entitled to all cash dividends as of the date the award was granted.
     The following table presents a summary of the Company’s restricted stock awards outstanding at March 31, 2006 (“Price” reflects the weighted average share price at the date of grant):
(in thousands, except per share data)

	Awards	Price
Outstanding, January 1, 2006	319	$10.60
Granted	5	18.21
Forfeited	—	—

Outstanding, March 31, 2006	324	$10.72

     The Company recorded $0.8 million of non-cash compensation expense during the three months ended March 31, 2006, related to nonvested stock based compensation arrangements for stock options and restricted stock awards with $0.4 million recorded in selling, general and administrative expenses and $0.4 million recorded in corporate expenses. As of March 31, 2006, there was $10.4 million of total unrecognized compensation costs related to nonvested stock based compensation arrangements for stock options and restricted stock awards. This cost is expected to be recognized over the next 5 1/2 years.

NOTE 9 — EARNINGS PER SHARE
     The Company computes net income per common share in accordance with FASB Statement of Financial Accounting Standards No. 128, Earnings per Share (“Statement 128”). Under the provisions of Statement 128, basic net income per common share is computed by dividing the net income applicable to common shares by the weighted average of common shares outstanding during the period. Diluted net income per common share adjusts basic net income per common share for the effects of stock options, restricted stock and other potentially dilutive financial instruments only in the periods in which such effect is dilutive.
     The following table sets forth the computation of basic and diluted net income per common share:
(in thousands, except per share data)

Three months ended
March 31, 2006
Numerator:
Net income	$1,117
Effect of dilutive securities — none	—

Numerator for net income per common share — diluted	$1,117

Denominator:
Weighted average common shares	63,972
Effect of dilutive securities:
Stock options and restricted stock	508

Denominator for net income per common share — diluted	64,480

Net income per common share:
Basic	$.02
Diluted	$.02
     The calculation of diluted net income per share includes the effects of the assumed exercise of any outstanding stock options and the assumed vesting of shares of restricted stock where dilutive. No information is shown for the three months ended March 31, 2005 as the Company had no outstanding shares prior to the Separation.
NOTE 10 — RECENT DEVELOPMENTS
     In January 2006, the Company sold a portion of its sports representation business assets located in Los Angeles for $12.0 million in cash. The Company recorded $7.7 million in gain on sale of operating assets related to this sale.
NOTE 11 — SEGMENT DATA
     Following the Separation, the Company reorganized its business units and the way in which these businesses are assessed and therefore changed its reportable operating segments, starting in 2006, to Events, Venues and Sponsorship, and Digital Distribution. The Events segment principally involves the promotion or production of live music shows, theatrical performances and specialized motor sports events. The Venues and Sponsorship segment principally involves the operation of venues and the sale of premium seats, national and local sponsorships and placement of advertising, including signage and promotional programs, and naming of subscription series and venues. The Digital Distribution segment principally involves the management of the Company’s on-line and wireless distribution activities, including the development of the Company’s website and managing the Company’s in-house ticketing operations and third-party ticketing relationships. Included in the Digital Distribution revenue below are revenues from ticket rebates earned on tickets sold through phone, outlet and internet, for events promoted by the Events segment.
     The Company has reclassified all periods presented to conform to the current year presentation. Revenue and expenses earned and charged between segments are eliminated in consolidation. Corporate expenses, interest expense, equity in earnings of nonconsolidated affiliates, other income (expense) — net and income taxes are managed on a total company basis.
     There are no customers that individually account for more than ten percent of the Company’s consolidated and combined revenues in any year.
     “Other” includes sports representation, as well as other business initiatives.

		Venues and	Digital				Consolidated and
	Events	Sponsorship	Distribution	Other	Corporate	Eliminations	Combined
(in thousands)
Three Months Ended March 31, 2006
Revenue	$422,260	$77,559	$10,588	$9,006	$—	$(2,846)	$516,567
Direct operating expenses	353,083	26,676	249	671	—	(2,847)	377,832
Selling, general and administrative expenses	53,387	53,061	2,298	7,269	—	1	116,016
Depreciation and amortization	1,996	12,212	66	235	496	—	15,005
Loss (gain) on sale of operating assets	(13)	4	—	(7,651)	(68)	—	(7,728)
Corporate expenses	—	—	—	—	7,379	—	7,379

Operating income (loss)	$13,807	$(14,394)	$7,975	$8,482	$(7,807)	$—	$8,063

Intersegment revenues	$—	$2,846	$—	$—	$—	$—	$2,846
Identifiable assets	$732,454	$977,629	$13,528	$37,607	$131,084	$—	$1,892,302
Capital expenditures	$452	$16,151	$235	$52	$268	$—	$17,158

Three Months Ended March 31, 2005
Revenue	$344,368	$74,613	$9,862	$20,497	$—	$(4,857)	$444,483
Direct operating expenses	285,607	26,488	393	6,960	—	(4,814)	314,634
Selling, general and administrative expenses	66,296	45,638	749	10,363	—	(15)	123,031
Depreciation and amortization	2,324	11,307	76	641	1,129	—	15,477
Loss (gain) on sale of operating assets	(42)	(129)	—	(183)	(3)	—	(357)
Corporate expenses	—	—	—	—	19,224	—	19,224

Operating income (loss)	$(9,817)	$(8,691)	$8,644	$2,716	$(20,350)	$(28)	$(27,526)

Intersegment revenues	$—	$4,824	$33	$—	$—	$—	$4,857
Identifiable assets	$589,258	$895,976	$12,370	$52,894	$143,919	$—	$1,694,417
Capital expenditures	$489	$20,029	$5	$1,018	$1,066	$—	$22,607
     Revenue of $106.1 million and $127.5 million was derived from the Company’s foreign operations, of which $45.8 million and $68.4 million was derived from the Company’s operations in the United Kingdom for the three months ended March 31, 2006 and 2005, respectively. Identifiable assets of $664.2 million and $496.1 million were derived from the Company’s foreign operations of which $325.4 million and $201.2 million were derived from the Company’s operations in the United Kingdom for the three months ended March 31, 2006 and 2005, respectively.
NOTE 12 — SUBSEQUENT EVENTS
     In April 2006, the Company sold its interest in a venue project, and a portion of certain prepaid production assets, theatrical productions and investments in nonconsolidated affiliates and was reimbursed for certain expenses related to these assets. These assets were sold to an entity that is managed by two former officers of the Company. The Company received $22.9 million in proceeds and expects to record no loss (gain) on sale of operating assets related to this transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     “Live Nation” (which may be referred to as “we”, “us” or “our”) means Live Nation, Inc. and its subsidiaries, or one of our segments or subsidiaries, as the context requires. You should read the following discussion of our financial condition and results of operations together with the unaudited consolidated and combined financial statements and notes to the financial statements included elsewhere in this quarterly report.
Special Note About Forward-Looking Statements
     Certain statements contained in this quarterly report (or otherwise made by us or on our behalf from time to time in other reports, filings with the Securities and Exchange Commission, news releases, conferences, internet postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, notwithstanding that such statements are not specifically identified. Forward-looking statements include, but are not limited to, statements about our financial position, business strategy, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition, the effects of future legislation or regulations and plans and objectives of our management for future operations. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. Use of the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “outlook,” “could,” “target,” “project,” “seek,” “predict” or variations of such words and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.
     Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth under Item 1A.—Risk Factors of our 2005 Form 10-K as well as other factors described herein or in our annual, quarterly and other reports we file with the SEC (collectively, “cautionary statements”). Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. We do not intend to update these forward-looking statements, except as required by applicable law.
Executive Overview
     Beginning in 2006, we have adjusted our reportable segments due to a reorganization of the business and a change in the way in which management views and manages the business. The new segments are Events, Venues and Sponsorship, and Digital Distribution. In addition, we have operations in the sports representation and other businesses, which are included under “other”.
     Our Events segment experienced an increase in the number of events and total attendance related to its domestic music and specialized motor sports events, principally held in theaters and third-party arenas during the first quarter of 2006 as compared to the same period of the prior year. In addition, the domestic music events also experienced an increase in ticket prices. This growth in revenue was partially offset by a decline in the number of domestic theater events presented during the first quarter of 2006 as compared to the first quarter of 2005. Finally, this segment reflected a decrease in legal contingencies and expenses during the first quarter of 2006 as compared to the same period in 2005.
     Our Venues and Sponsorship segment expanded its venue network during 2005 and the first quarter of 2006 through acquisitions. While revenues increased as a result of these acquisitions, this increase was offset by a decline in revenues from a few of our larger venues due to weaker content in 2006. These new acquisitions also caused increased rent and salary expenses in the first quarter of 2006 as compared to the first quarter of 2005. Additional salary increases resulted from increased staffing for the venue management team. The first quarter traditionally has the lowest activity for this segment, with there only being a limited number of amphitheater events due to the outdoor nature of these venues.

     Our Digital Distribution segment experienced an increase in service charge rebate revenues due to the increase in the number of events and ticket sales within our Events segment. This growth was partially offset by increased salary and consultant expenses related to the development of the Company’s website and internet strategy.
     Our other operations recorded a significant gain in the first quarter of 2006 on the sale of a portion of our sports representation business assets in Los Angeles. Excluding this gain, other operations experienced a slight decline in operating income during the first quarter of 2006 as compared to the same period of the prior year as we are no longer managing a golf event due to its relocation from Australia to another country as well as the disposition of the sports representation business assets discussed above.
Our Separation from Clear Channel
     We were formed through acquisitions of various entertainment businesses and assets by our predecessors. On August 1, 2000, Clear Channel Communications, Inc. (“Clear Channel”) acquired our entertainment business. On August 2, 2005, we were incorporated in our current form as a Delaware corporation to own substantially all of the entertainment business of Clear Channel. On December 21, 2005, the separation of the business previously conducted by Clear Channel’s live entertainment segment and sports representation business, now comprising our business, and the distribution by Clear Channel of all of our common stock to its shareholders, was completed in a tax free spin-off (the “Distribution” or the “Separation”). Following our separation from Clear Channel, we became a separate publicly traded company on the New York Stock Exchange trading under the symbol “LYV”. In connection with the Separation, we issued, through one of our subsidiaries, $40.0 million of redeemable preferred stock and borrowed $325.0 million under a new credit agreement. We used the proceeds to repay $220.0 million of debt owed to Clear Channel and Clear Channel contributed to our capital the remaining balance owed them.
Basis of Presentation
     Prior to the Separation, our combined financial statements include amounts that are comprised of businesses included in the consolidated financial statements and accounting records of Clear Channel, using the historical basis of assets and liabilities of the entertainment business. Management believes the assumptions underlying the combined financial statements are reasonable. However, the combined financial statements included herein may not reflect what our results of operations, financial position and cash flows would have been had we operated as a separate, stand-alone entity during the periods presented. As a result of the Separation, we recognized the par value and additional paid-in capital in connection with the issuance of our common stock in exchange for the net assets of Clear Channel’s entertainment business contributed at that time, and we began accumulating retained earnings and currency translation adjustments upon completion of the Separation. Beginning on December 21, 2005, our consolidated financial statements include all accounts of Live Nation and our majority owned subsidiaries.
Segment Overview
     Following the Separation and the reorganization of our business, we changed our reportable segments, starting in 2006, to Events, Venues and Sponsorship, and Digital Distribution. In addition, we have operations in the sports representation and other businesses which are included under “other”. Previously, we operated in two reportable business segments: Global Music and Global Theater. In addition, we also operated in the specialized motor sports, sports representation and other businesses, which were included under “other”. We have reclassified all periods presented to conform to the current year presentation.
Events
     Our Events segment principally involves the promotion and/or production of live music shows, theatrical performances and specialized motor sports events in our owned and operated venues and in rented third-party venues. While our Events segment operates year-round, we experience higher revenues during the second and third quarters due to the seasonal nature of shows at our outdoor amphitheaters and international festivals, which primarily occur in May through September.
     As a promoter or presenter, we typically book performers, arrange performances and tours, secure venues, provide for third-party production services, sell tickets and advertise events to attract audiences. We earn revenues primarily from the sale of tickets and pay performers under one of several formulas, including a fixed guaranteed amount and/or a percentage of ticket sales or show profits. For each event, we either use a venue we own or operate, or rent a third-party venue. Revenues are generally related to the volume of ticket sales and ticket prices. Event costs, included in direct operating expenses, such as artist and production service expenses, are typically substantial in relation to the revenues. As a result, significant increases or decreases in promotion revenue do not typically result in comparable changes to operating income.
     As a producer, we generally hire artistic talent, develop sets and coordinate the actual performances of the events. We produce tours on a global, national and regional basis. We generate revenues by sharing in a percentage of event or tour profits primarily related to the sale of tickets, merchandise and event and tour sponsorships. These production revenues are generally related to the size and profitability of the production. Production costs, included in direct operating expenses, are typically substantial in relation to the revenues. As a result, significant increases or decreases in production revenue do not typically result in comparable changes to operating income.
     To judge the health of our Events segment, management monitors the number of confirmed shows in our network of owned and third-party venues, average paid attendance and advance ticket sales. In addition, because a significant portion of our events business is conducted in foreign markets, management looks at the operating results from our foreign operations on a constant dollar basis.
Venues and Sponsorship
     Our Venues and Sponsorship segment primarily involves the management and operation of our owned and/or operated venues and the sale of various types of sponsorships and advertising.
     As a venue operator, we contract primarily with our Events segment to drive show counts to fill our venues and we provide operational services such as concessions, merchandising, parking, security, ushering and ticket-taking. We generate revenues primarily from food and beverage, parking, premium seating and venue sponsorships.
     We actively pursue the sale of national and local sponsorships and placement of advertising, including signage and promotional programs, and naming of subscription series. Many of our venues also have name-in-title sponsorship programs. We believe national sponsorships allow us to maximize our network of venues and to arrange multi-venue branding opportunities for advertisers. Our national sponsorship programs have included companies such as American Express, Anheuser Busch and Verizon. Our local and venue-focused sponsorships include venue signage, promotional programs, on-site activation, hospitality and tickets, and are derived from a variety of companies across various industry categories.
     To monitor the health of our Venues and Sponsorship segment, management reviews the number of shows at our venues, attendance, food and beverage sales per attendee, premium seat sales and corporate sponsorship renewals. In addition, because a significant portion of our venues and sponsorship business is conducted in foreign markets, management looks at the operating results from our foreign operations on a constant dollar basis.
Digital Distribution
     Our Digital Distribution segment is creating the new internet and digital platform for Live Nation. This segment is involved in managing our on-line and wireless distribution activities, including the development of our website and management of our in-house ticketing operations and third-party ticketing relationships. This segment derives the majority of its revenues from ticket rebates earned on tickets sold through phone, outlet and internet, for events promoted or presented by the Events segment.
     To judge the health of our Digital Distribution segment, management reviews the rebates earned per ticket sold and the number of unique visitors to our website.

Consolidated and Combined Results of Operations

	Three months ended
	March 31,
(in thousands)	2006	2005
Revenue	$516,567	$444,483
Operating expenses:
Direct operating expenses	377,832	314,634
Selling, general and administrative expenses	116,016	123,031
Depreciation and amortization	15,005	15,477
Gain on sale of operating assets	(7,728)	(357)
Corporate expenses	7,379	19,224

Operating income (loss)	8,063	(27,526)
Interest expense	7,813	619
Interest expense with Clear Channel Communications	—	11,188
Equity in earnings of nonconsolidated affiliates	1,824	510
Other income (expense) — net	(239)	944

Income (loss) before income taxes	1,835	(37,879)
Income tax benefit (expense):
Current	(167)	12,151
Deferred	(551)	3,001

Net income (loss)	$1,117	$(22,727)

Note: Non-cash compensation expense of $0.5 million and $0.4 million is included in corporate expenses and selling, general and administrative expenses, respectively, for the three months ended March 31, 2006. For the three months ended March 31, 2005, expense of $0.3 million was included in corporate expenses and was based on an allocation from Clear Channel related to issuance of any Clear Channel stock awards above fair value.
Revenue
     Our revenue increased $72.1 million, or 16%, for the three months ended March 31, 2006 as compared to the same period of the prior year primarily due to an increase in revenues of our Events segment of $77.9 million partially offset by a decrease in our other operations of $11.5 million. Reducing the revenue for the three months ended March 31, 2006 was approximately $9.1 million from decreases in foreign exchange rates as compared to the same period of 2005.
Direct operating expenses
     Our direct operating expenses increased $63.2 million, or 20%, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 primarily due to an increase in direct operating expenses in our Events segment of $67.5 million partially offset by a decrease in our other operations of $6.3 million. The increase in direct operating expenses for the three months ended March 31, 2006 was partially offset by approximately $5.8 million of decreases in foreign exchange rates as compared to the same period of 2005. Direct operating expenses includes show related marketing and advertising expenses.
Selling, general and administrative expenses
     Our selling, general and administrative expenses decreased $7.0 million, or 6%, for the three months ended March 31, 2006 as compared to the same period of the prior year primarily due to a decrease in selling, general and administrative expenses of our Events segment of $12.9 million. This decrease was partially offset by an increase in such expenses in our Venues and Sponsorship segment of $7.4 million. Included in the decline in selling, general and administrative expenses for the three months ended March 31, 2006 is approximately $3.1 million from decreases in foreign exchange rates as compared to the same period of 2005.
Loss (gain) on sale of operating assets
     Our gain on sale of operating assets increased $7.4 million during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 due primarily to a gain recorded in 2006 on the sale of a portion of our sports representation business assets located in Los Angeles.

Corporate expenses
     Corporate expenses decreased $11.8 million, or 62%, during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 primarily as a result of a $12.3 million decline in litigation contingencies and expenses during 2006 due to a case settled in 2005.
Interest expense
     Interest expense increased $7.2 million during the three months ended March 31, 2006 as compared to the same period of 2005 primarily due to interest expense related to our term loan and redeemable preferred stock, which did not exist in the first quarter of 2005. Our debt balances, including redeemable preferred stock, and weighted average cost of debt were $406.3 million and 7.45%, respectively, at March 31, 2006, and $21.7 million and 8.1%, respectively, at March 31, 2005.
Interest expense with Clear Channel Communications
     Interest expense with Clear Channel decreased $11.2 million during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 as this debt was repaid to, or contributed to our capital by, Clear Channel on December 21, 2005. Our debt balance and weighted average cost of debt at March 31, 2005 was $659.0 million and 7.0%, respectively.
Equity in earnings of nonconsolidated affiliates
     Equity in earnings of nonconsolidated affiliates increased $1.3 million during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 due primarily to an increase in earnings from our investments in Marek Lieberberg Konzertagentur and Broadway in Chicago.
Other income (expense) — net
     The principal components of other income (expense) — net, for the applicable periods, were:

	Three months ended
	March 31,
(in thousands)	2006	2005
Interest income	$1,480	$485
Minority interest income (expense)	835	(173)
Other — net	(2,554)	632

Other income (expense) — net	$(239)	$944

     Interest income increased $1.0 million during the three months ended March 31, 2006 as compared to the same period in 2005 due primarily to interest income earned on excess cash invested in money market funds.
     Minority interest income (expense) increased $1.0 million during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 primarily due to the acquisitions of a 50.1% interest in Mean Fiddler during the third quarter of 2005 and a 51.0% interest in Historic Theater Group during the first quarter of 2006.
     Other — net decreased $3.2 million during the three months ended March 31, 2006 as compared to the same period in 2005 due primarily to a loss recorded on a decrease in the value of stock investments during 2006 received, or to be received, as part of a contractual obligation which will be completed by the first quarter of 2007.
Income Taxes
     Based on our current information, we expect our effective tax rate to be 38% to 40% for 2006 compared to an effective tax rate of 40% in the first quarter of 2005. This represents a net tax expense of $0.7 million for the three months ended March 31, 2006 as compared to a net tax benefit of $15.2 million for the three months ended March 31, 2005. Our effective tax rate is higher than the United States statutory rate of 35% due primarily to nondeductible expenses, state income taxes, tax reserves and a significant portion of our full year earnings being subject to tax in countries other than the United States. The 2006 effective tax rate is computed based on estimates of the full year earnings.

Events Results of Operations
     Our Events segment operating results were as follows:

	Three months ended
	March 31,
(in thousands)	2006	2005
Revenue	$422,260	$344,368
Direct operating expenses	353,083	285,607
Selling, general and administrative expenses	53,387	66,296
Depreciation and amortization	1,996	2,324
Gain on sale of operating assets	(13)	(42)

Operating income (loss)	$13,807	$(9,817)

     Events revenue increased $77.9 million, or 23%, during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 due primarily to an increase in the number of specialized motor sports events and also domestic music events by artists such as Billy Joel, Coldplay, Aerosmith, Toby Keith and Rascal Flatts, which increased total attendance. In addition, this segment benefited from higher ticket prices for domestic arena and theater events. Partially offsetting this increase in domestic events was a decline in our international music revenues due primarily to a decrease in the number of high profile tours in the United Kingdom during the first quarter of 2006 compared to the same period in 2005 when artists such as Status Quo and Black-Eyed Peas were touring. Global theater also declined primarily because of a decrease in the number of domestic events in the first quarter of 2006 as compared to 2005 and higher revenue grossing shows in 2005 such as Mamma Mia! and Hairspray. We also experienced a decline in the performance of international tours of Starlight Express and Chicago during 2006.
     Events direct operating expenses increased $67.5 million, or 24%, for the first quarter of 2006 as compared to the same period of 2005 due to an increase in our domestic music and motor sports direct operating expenses of $96.9 million. This increase was due primarily to an increase in the number of events, in particular music arena shows and specialized motor sports events, which typically require higher costs to promote, and an increase in the number of events for produced tours. Partially offsetting this increase were declines in international music and global theater events related to the decline in revenues noted above. We also experienced a decrease in advertising expense for global theater events during the first quarter of 2006 due primarily to the timing of marketing campaigns along with a reduction in write-offs of advances on certain domestic theater productions during 2006 as compared to the first quarter of 2005.
     Events selling, general and administrative expenses declined $12.9 million, or 19%, during the three months ended March 31, 2006 as compared to the same period of the prior year. The decrease is primarily due to an $11.9 million decline in litigation contingencies and expenses within our domestic music operations due to a case settled in 2005.
     Overall, the increase in operating income for Events in the first quarter of 2006 as compared to the same period of 2005 is due primarily to the improved results from domestic music and motor sports events and due to the decrease in litigation contingencies and expenses.
Venues and Sponsorship Results of Operations
     Our Venues and Sponsorship segment operating results were as follows:

	Three months ended
	March 31,
(in thousands)	2006	2005
Revenue	$77,559	$74,613
Direct operating expenses	26,676	26,488
Selling, general and administrative expenses	53,061	45,638
Depreciation and amortization	12,212	11,307
Loss (gain) on sale of operating assets	4	(129)

Operating loss	$(14,394)	$(8,691)

     Venues and Sponsorship revenue increased $2.9 million, or 4%, during the first quarter of 2006 as compared to the first quarter of 2005 due primarily to new sponsorship agreements, as well as increased sponsorship revenues related to existing sponsors primarily for our specialized motor sports business. In addition, we acquired a 51.0% interest in Historic Theater Group in 2006 and a 50.1% interest in Mean Fiddler during the third quarter of 2005 which increased revenues. However, this increase was offset by a decline in revenues from a few of our larger theatrical venues due to weaker content in 2006.
     Venues and Sponsorship direct operating expenses remained relatively flat during the first quarter of 2006 as compared to the same period in 2005. Even though we experienced an increase in sponsorship revenues, these revenues do not generally include or require a large amount of direct operating expenses.
     Venues and Sponsorship selling, general and administrative expenses increased $7.4 million, or 16%, during the three months ended March 31, 2006 as compared to the same period of the prior year primarily due to an increase in salary and rent expense related to the acquisitions of Historic Theater Group and Mean Fiddler. In addition, we incurred higher salary expense as a result of increased staffing for the venue management team.
     Overall, the decrease in operating income for Venues and Sponsorship in the first quarter of 2006 as compared to the same period of 2005 is due primarily to the results for a few of our larger theatrical venues being down due to weaker content in the first quarter of 2006 and due to additional costs incurred related to building the venue management team in 2006, partially offset by an increase in sponsorship revenues.
Digital Distribution Results of Operations
     Our Digital Distribution segment operating results were as follows:

	Three months ended
	March 31,
(in thousands)	2006	2005
Revenue	$10,588	$9,862
Direct operating expenses	249	393
Selling, general and administrative expenses	2,298	749
Depreciation and amortization	66	76

Operating income	$7,975	$8,644

     Digital Distribution revenues increased $0.7 million, or 7%, during the first quarter of 2006 as compared to the first quarter of 2005 due primarily to additional ticket service charge rebates resulting from the increase in the number of events and attendance within our Events segment.
     Digital Distribution direct operating expenses remained relatively flat during the first quarter of 2006 as compared to the same period in 2005 due to the small amount of direct operating expenses that were incurred for this segment.
     Digital Distribution selling, general and administrative expenses increased $1.5 million, or 207%, during the three months ended March 31, 2006 as compared to the same period of the prior year primarily due to increases in salary for new staff and consultant expenses related to the development of our website and internet strategy.
     Overall, operating income for Digital Distribution declined slightly in the first quarter of 2006 as compared to the same period of 2005 primarily due to the increased costs related to building the digital distribution management team and developing our on-line presence.

Other Results of Operations
     Our other operating results were as follows:

	Three months ended
	March 31,
(in thousands)	2006	2005
Revenue	$9,006	$20,497
Direct operating expenses	671	6,960
Selling, general and administrative expenses	7,269	10,363
Depreciation and amortization	235	641
Gain on sale of operating assets	(7,651)	(183)

Operating income	$8,482	$2,716

     Other revenues decreased $11.5 million, or 56%, during the first quarter of 2006 as compared to the first quarter of 2005 due primarily to a decrease in our sports representation business resulting from an Australian golf event managed in 2005 that we are no longer managing due to its relocation to another country. In addition, revenues declined as a result of the sale of a portion of our sports representation business assets in Los Angeles.
     Other direct operating expenses decreased $6.3 million, or 90%, during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 due primarily to a decrease in our sports representation business resulting from the relocation and loss of management over the Australian golf event managed in 2005.
     Other selling, general and administrative expenses decreased $3.1 million, or 30%, during the first quarter of 2006 as compared to the same period of the prior year due primarily to decreases in salary and consultant expenses within our sports representation business resulting from the sale of a portion of our sports representation business assets early in 2006.
     Other gain on sale of operating assets increased $7.5 million during the three months ended March 31, 2006 as compared to the same period of 2005 due primarily to a gain recorded in 2006 on the sale of a portion of our sports representation business assets located in Los Angeles.
     Overall, the increase in operating income for our other operations in the first quarter of 2006 as compared to the same period of 2005 is primarily due to the gain recorded on the sale of a portion of our sports representation business assets.
Reconciliation of Segment Operating Income (Loss)

	Three months ended
	March 31,
(in thousands)	2006	2005
Events	$13,807	$(9,817)
Venues and Sponsorship	(14,394)	(8,691)
Digital Distribution	7,975	8,644
Other	8,482	2,716
Corporate	(7,807)	(20,350)
Eliminations	—	(28)

Consolidated and combined operating income (loss)	$8,063	$(27,526)

Liquidity and Capital Resources
     Our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, are funded from operations or from borrowings under our senior secured credit facility described below. Our cash is currently managed on a worldwide basis. Repatriation of some of these funds could be subject to delay and could have potential tax consequences, principally with respect to withholding taxes paid in foreign jurisdictions which do not give rise to a tax benefit in the United States due to our current inability to recognize the related deferred tax assets.
     Our historical balance sheet reflects cash and cash equivalents of $408.8 million and current and long-term debt of $366.3 million at March 31, 2006, and cash and cash equivalents of $403.7 million and current and long-term debt of $366.8 million at December 31, 2005. These debt balances do not include our outstanding redeemable preferred stock.

     We may need to incur additional debt or issue equity to make strategic acquisitions or investments. We cannot assure that such financing will be available to us on acceptable terms or that such financing will be available at all. Our ability to issue additional equity may be constrained because our issuance of additional stock may cause the Distribution to be taxable under section 355(e) of the Internal Revenue Code, and, under our tax matters agreement with Clear Channel, we would be required to indemnify Clear Channel against the tax, if any. We may make significant acquisitions in the near term, subject to limitations imposed by our financing documents, market conditions and the tax matters agreement.
     We generally receive cash related to ticket revenues in advance of the event, which is recorded in deferred income until the event occurs. With the exception of some upfront costs and artist deposits, which are recorded in prepaid expenses until the event occurs, we pay the majority of event related expenses at or after the event.
     Our intra-year cash fluctuations are impacted by the seasonality of our various businesses. Examples of seasonal effects include our Events segment, which reports the majority of its revenues in the second and third quarters, while our Venues and Sponsorship segment reports the majority of its revenues in the second, third and fourth quarters of the year. Cash inflows and outflows depend on the timing of event-related payments but the majority of the inflows generally occur prior to the event. See “— Seasonality” below. We believe that we have sufficient financial flexibility to fund these fluctuations and to access the global capital markets on satisfactory terms and in adequate amounts, although there can be no assurance that this will be the case. We expect cash flow from operations and borrowings under our senior secured credit facility to satisfy working capital, capital expenditure and debt service requirements for at least the succeeding year.
Sources of Cash
     Senior Secured Credit Facility
     We have a $610.0 million multi-currency senior secured credit facility consisting of a $325.0 million term loan and a $285.0 million revolving credit facility. The revolving credit facility provides for borrowings up to the amount of the facility with sub-limits of up to $235.0 million to be available for the issuance of letters of credit and up to $100.0 million to be available for borrowings in foreign currencies. The term loan portion of the credit facility matures in June 2013. We are required to make minimum quarterly principal repayments under the term loan of approximately $3.2 million per year through March 2013, with the remaining balance due at maturity. We are required to prepay the outstanding term loan, subject to certain exceptions and conditions, from certain asset sale proceeds and casualty and condemnation proceeds that we do not reinvest within a 365-day period or from additional debt issuance proceeds. The revolving credit portion of the credit facility matures in June 2012. During the three months ended March 31, 2006, we made principal payments totaling $0.8 million on the term loan. At March 31, 2006, the outstanding balances on the term loan and revolving credit facility were $324.2 million and $0, respectively. Taking into account letters of credit of $44.6 million, $240.4 million was available for future borrowings.
     Redeemable Preferred Stock
     As part of the Separation, one of our subsidiaries sold 200,000 shares of Series A (voting) mandatorily Redeemable Preferred Stock to third-party investors and issued 200,000 shares of Series B (non-voting) mandatorily Redeemable Preferred Stock to Clear Channel who then sold this Series B Redeemable Preferred Stock to third-party investors. We did not receive any of the proceeds from the sale of the Series B Redeemable Preferred Stock sold by Clear Channel. As of March 31, 2006, we had 200,000 shares of Series A Redeemable Preferred Stock and 200,000 shares of Series B Redeemable Preferred Stock outstanding (collectively, the “Preferred Stock”) with an aggregate liquidation preference of $40.0 million. The Preferred Stock accrues dividends at 13% per annum and is mandatorily redeemable on December 21, 2011, although we are obligated to make an offer to repurchase the Preferred Stock at 101% of the liquidation preference in the event of a change of control.
     Guarantees of Third-Party Obligations
     As of March 31, 2006, we guaranteed the debt of third parties of approximately $1.0 million, primarily related to maximum credit limits on employee and tour related credit cards.

     Disposal of Assets
     During the first quarter of 2006, we received $12.1 million of proceeds primarily related to the sale of a portion of our sports representation business assets located in Los Angeles.
     Debt Covenants
     The significant covenants on our $610.0 million, multi-currency senior secured credit facility relate to total leverage, senior leverage, interest coverage, and capital expenditures contained and defined in the credit agreement. The leverage ratio covenant requires us to maintain a ratio of consolidated total indebtedness minus unrestricted cash and cash equivalents, up to a maximum of $150.0 million (all as defined by the credit agreement), to consolidated earnings-before-interest-taxes-depreciation-and-amortization (as defined by the credit agreement, “Consolidated EBITDA”) of less than 4.5x through December 31, 2008, and less than 4.0x thereafter, provided that aggregated subordinated indebtedness is less than $25.0 million. The senior leverage covenant, which is only applicable provided aggregate subordinated indebtedness is greater than $25.0 million, requires us to maintain a ratio of consolidated senior indebtedness to Consolidated EBITDA of less than 3.0x. The interest coverage covenant requires us to maintain a minimum ratio of Consolidated EBITDA to cash interest expense (as defined by the credit agreement) of 2.5x. The capital expenditure covenant limits annual capital expenditures (as defined by the credit agreement) to $125.0 million or less through December 31, 2006, and $110.0 million or less thereafter. In the event that we do not meet these covenants, we are considered to be in default on the credit facilities at which time the credit facilities may become immediately due. This credit facility contains a cross default provision that would be triggered if we were to default on any other indebtedness greater than $10.0 million.
     Our other indebtedness does not contain provisions that would make it a default if we were to default on our credit facilities.
     The fee we pay on borrowings on our $325.0 million senior term loan is 2.25% above LIBOR. The fees we pay on our $285.0 million multi-currency revolving credit facility depend on our total leverage ratio. Effective April 4, 2006, our fees on borrowings reduced from 1.75% to 1.50% above LIBOR and from .375% to .25% on the total remaining availability on the revolving credit facility. In the event our leverage ratio improves, the fees on revolving credit borrowings and the unused availability decline gradually to .75% and .25%, respectively, at a total leverage ratio of less than, or equal to, 1.25x.
     We believe there are no other agreements that contain provisions that trigger an event of default upon a change in long-term debt ratings that would have a material impact on our financial statements.
     At March 31, 2006, we were in compliance with all debt covenants. We expect to remain in compliance with all of our debt covenants throughout 2006.
Uses of Cash
     Acquisitions
     During the three months ended March 31, 2006, our Venues and Sponsorship segment used $2.2 million in cash, primarily for our acquisition of a 51.0% interest in Historic Theatre Group. Historic Theatre Group operates three theaters in the Minneapolis area that primarily host theatrical performances.
     Capital Expenditures
     Venue operations is a capital intensive business, requiring consistent investment in our existing venues in order to address audience and artist expectations, technological industry advances and various federal and state regulations.
     We categorize capital outlays into maintenance expenditures and new venue expenditures. Maintenance expenditures are associated with the renewal and improvement of existing venues and, to a lesser extent, capital expenditures related to information systems, web development and administrative offices. New venue expenditures relate to either the construction of new venues or major renovations to existing buildings that are being added to our venue network. Capital expenditures typically increase during periods when venues are not in operation.

     Our capital expenditures consisted of the following:

	Three months ended
	March 31,
(in thousands)	2006	2005
Maintenance expenditures	$11,435	$7,534
New venue expenditures	5,723	15,073

Total capital expenditures	$17,158	$22,607

     While maintenance expenditures for the first quarter of 2006 reflect an increase over the same period of the prior year, we expect the level of maintenance expenditures for the full year to remain consistent with 2005 total expenditures. We continue to improve the audience experience at our owned and operated amphitheaters with much of this work being done before and after the summer concert series.
     New venue expenditures declined during the first quarter of 2006 primarily due to the timing of capital expenditures associated with the development and renovation of three venues, one of which was completed in 2005. In addition, in May 2006, we sold one of these venue projects which would have required us to incur capital expenditures to build-out this venue. This sale relieves us of these future capital expenditure commitments and reimburses us for capital expenditures to date on this venue. However, we expect to continue to incur additional costs in 2006 related to the build-out or renovation of other venues.
     Share Repurchase Program
     Our Board of Directors authorized a $150.0 million share repurchase program in December 2005. As of April 30, 2006, 3.4 million shares have been repurchased for an aggregate purchase price of $42.7 million, including commissions and fees, under the share repurchase program. From January 1, 2006 to April 30, 2006, we repurchased 1.9 million shares of our common stock for an aggregate purchase price of $24.7 million, including commissions and fees.
Summary
     Our primary short-term liquidity needs are to fund general working capital requirements and capital expenditures while our long-term liquidity needs are primarily acquisition related. Our primary sources of funds for our short-term liquidity needs will be cash flows from operations and borrowings under our credit facility, while our long-term sources of funds will be from cash from operations, long-term bank borrowings and other debt or equity financing.
Cash Flows

	Three months ended
	March 31,
(in thousands)	2006	2005
Cash provided by (used in):
Operating activities	$39,157	$23,458
Investing activities	$(14,325)	$(20,595)
Financing activities	$(25,496)	$37,050
     Operating Activities
     Cash provided by operations was $39.2 million for the three months ended March 31, 2006 as compared to $23.5 million for the three months ended March 31, 2005. The $15.7 million increase in cash provided by operations primarily resulted from an increase in net income, adjusted for non-cash charges and non-operating activities, and changes in the event related operating accounts which are dependent on the number and size of events on-going at period end. We prepaid less expenses in the first quarter of 2006 as compared to the same period of 2005, including artist deposits, based on the size and timing of the upcoming tours, resulting in an increase to cash provided by operations. Conversely, we received less deferred income, based on the timing of events going on sale, and paid down more accrued expenses during the first quarter of 2006 as compared to the same period of 2005, thus resulting in a decrease to cash provided by operations.
     Investing Activities
     Cash used in investing activities was $14.3 million for the three months ended March 31, 2006, compared to $20.6 million for the three months ended March 31, 2005. The $6.3 million decrease in cash used in investing activities was primarily due to $12.0 million of proceeds received from the sale of a portion of our sports representation business assets, offset by an increase in advances to nonconsolidated affiliates and an increase in notes receivable.
  Financing Activities
     Cash used in financing activities was $25.5 million for the three months ended March 31, 2006, compared to cash provided by financing activities of $37.0 million for the three months ended March 31, 2005. The $62.5 million increase in cash used in financing activities was primarily a result of Clear Channel no longer funding our working capital requirements subsequent to the Separation and also due to repurchases of our common stock.
Seasonality
     For financial statement purposes, our Events segment typically experiences operating losses in the second and third quarters due to the timing of the live music events, especially domestically. These losses are offset by higher operating income in the second and third quarters in our Venues and Sponsorship segment as our outdoor venues are primarily used in, and our sponsorship fulfillment is higher during, May through September. In addition, the timing of tours of top grossing acts can impact comparability of quarterly results year over year, although annual results may not be impacted.
     Cash flows from the Events segment typically have a slightly different seasonality as advance payments are often made for artist performance fees and theatrical production costs in advance of the date the related event tickets go on sale. These artist fees and production costs are expensed when the event occurs. Once tickets for an event go on sale, we begin to receive payments from ticket sales, still in advance of when the event occurs. We record these ticket sales as revenue when the event occurs.
Market Risk
     We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates.
Foreign Currency Risk
     We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported an operating loss of $0.3 million for the three months ended March 31, 2006. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would not materially change our foreign operating loss for the three months ended March 31, 2006. As of March 31, 2006, our primary foreign exchange exposure included the Euro, British Pound, Swedish Kroner and Canadian Dollar.
     This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities.
     Occasionally, we will use forward currency contracts to reduce our exposure to foreign currency risk. The principal objective of such contracts is to minimize the risks and/or costs associated with artist fee commitments. At March 31, 2006, we had $3.4 million outstanding in forward currency contracts.
Interest Rate Risk
     Our market risk is also affected by changes in interest rates. We had $366.3 million total debt outstanding as of March 31, 2006, of which $161.8 million was variable rate debt.
     Based on the amount of our floating-rate debt as of March 31, 2006, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $0.4 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of March 31, 2006 with no subsequent change in rates for the remainder of the period.

     We currently use interest rate swaps and other derivative instruments to reduce our exposure to market risk from changes in interest rates. We do not intend to hold or issue interest rate swaps for trading purposes. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. We formally document all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. We formally assess, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If a derivative ceases to be a highly effective hedge, we discontinue hedge accounting. We account for our derivative instruments that are not designated as hedges at fair value with changes in fair value recorded in earnings.
     For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in the same line item associated with the hedged item in current earnings during the period of the change in fair values (for example, in interest expense when the hedged item is fixed-rate debt). For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (for example, in interest expense when the hedged transactions are interest cash flows associated with floating-rate debt). The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in other income/expense in current earnings during the period of change. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign currency, the gain or loss is reported in other comprehensive income as part of the cumulative translation adjustment to the extent it is effective. Any ineffective portions of net investment hedges are recognized in other income/expense in current earnings during the period of change. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in other income/expense in current earnings during the period of change.
     In March 2006, we entered into two separate interest rate swaps for which we purchased a series of interest rate caps and sold a series of interest rate floors with a $162.5 million aggregate notional amount that effectively converts a portion of our floating-rate debt to a fixed-rate basis. These agreements expire in March 2009. The fair value of these agreements at March 31, 2006 was an asset of $0.5 million. These agreements were put in place to eliminate or reduce the variability of a portion of the cash flows from the interest payments related to the senior secured credit facility. The terms of the senior secured credit facility required that an interest rate swap be put in place for at least 50% of the outstanding debt and for at least three years.
Ratio of Earnings to Fixed Charges
     The ratio of earnings to fixed charges is as follows:

Three months ended
March 31,		Year ended December 31,
2006	2005	2005	2004	2003	2002	2001
1.00	*	0.41	1.11	1.67	1.29	*	*

*	For the three months ended March 31, 2005, fixed charges exceeded earnings before income taxes and fixed charges by $38.4 million.

**	For the year ended December 31, 2001, fixed charges exceeded earnings before income taxes and fixed charges by $262.0 million.
     The ratio of earnings to fixed charges was computed on a total enterprise basis. Earnings represent income from continuing operations before income taxes less equity in undistributed net income (loss) of unconsolidated affiliates plus fixed charges. Fixed charges represent interest, amortization of debt discount and expense, and the estimated interest portion of rental charges.

Recent Accounting Pronouncements
     In February 2006, the FASB issued FASB Staff Position No. FAS 123(R)-4, Contingent Cash Settlement (“FSP FAS 123(R)-4”). FSP FAS 123(R)-4 requires companies to classify employee stock options and similar instruments with contingent cash settlement features as equity awards under FASB Statement of Financial Accounting Standards No. 123, (revised 2004), Share-Based Payment (“Statement 123(R)”), provided that (i) the contingent event that permits or requires cash settlement is not considered probable of occurring and is not within the control of the employee and (ii) the award includes no other features that would require liability classification. We considered FSP FAS123(R)-4 with our implementation of Statement 123(R), and determined it had no impact our financial position or results of operations.
     In April 2006, the FASB issued FASB Staff Position FIN 46(R)-6, Determining the Variability to be Considered When Applying FASB Interpretation No. 46(R) (“FSP FIN 46(R)-6”). FSP FIN 46(R)-6 addresses the approach to determine the variability to consider when applying FASB Interpretation No. 46, (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”). The variability that is considered in applying FIN 46(R) may affect (i) the determination as to whether the entity is a variable interest entity, (ii) the determination of which interests are variable interest in the entity, (iii) if necessary, the calculation of expected losses and residual returns of the entity, and (iv) the determination of which party is the primary beneficiary of the variable interest entity. We will adopt FSP FIN 46(R)-6 on July 1, 2006 and do not anticipate adoption to materially impact our financial position or results of operations.
Stock Option Accounting
     We adopted Statement 123(R), which is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”) effective January 1, 2006. Statement 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. In accordance with Statement 123(R), we continue to use the Black-Scholes option pricing model to estimate the fair value of our stock options at the date of grant. Pro forma disclosure is no longer an alternative. We chose the modified-prospective application of Statement 123(R) and recorded $0.5 million of non-cash compensation expense during the three months ended March 31, 2006. We expect that future periods of 2006 will be impacted by similar amounts until additional stock option grants are approved. The total amount of compensation costs not yet recognized related to nonvested stock options at March 31, 2006 is $7.2 million with a weighted average period over which it is expected to be recognized of 5 1/2 years.
     Prior to adoption of Statement 123(R), we accounted for our stock-based award plans in accordance with APB 25, and related interpretations, under which compensation expense was recorded only to the extent that the current market price of the underlying stock exceeds the exercise price. In addition, we disclosed the pro forma net income (loss) as if the stock-based awards had been accounted for using the provisions of Statement 123. Pro forma earnings (loss) per share amounts are not disclosed as we had no common stock prior to the Separation. There have been no modifications made to or changes in the terms related to any outstanding stock options prior to the adoption of Statement 123(R).
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
Goodwill
     Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. We review goodwill for any potential impairment at least annually using the income approach to determine the fair value of our reporting units. The fair value of our reporting units is used to apply value to the net assets of each reporting unit. To the extent that the carrying amount of net assets would exceed the fair value, an impairment charge may be required to be recorded.
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
Income Taxes
     We account for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if we believe it is more likely than not that some portion or the entire asset will not be realized. As all earnings from our foreign operations are permanently reinvested and not distributed, our income tax provision does not include additional United States taxes on foreign operations. It is not practical to determine the amount of federal income taxes, if any, that might become due in the event that the earnings were distributed.
     Our provision for income taxes has been computed on the basis that we file separate consolidated income tax returns with our subsidiaries. Prior to the Separation, our operations were included in a consolidated federal income tax return filed by Clear Channel. Certain tax liabilities owed by us were remitted to the appropriate taxing authority by Clear Channel and were accounted for as non-cash capital contributions by Clear Channel to us. Tax benefits recognized on employee stock option exercises were retained by Clear Channel. Subsequent to the Separation, we file separate consolidated income tax returns.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Required information is within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.
Item 4. Controls and Procedures
     Introduction
     Live Nation became subject to the periodic and other reporting requirements of the Securities Exchange Act of 1934, as amended, on December 21, 2005, the date of our Separation from Clear Channel.
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
     Based on their evaluation as of March 31, 2006, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     Management’s Report on Internal Control over Financial Reporting
     As a result of our registration with the Securities and Exchange Commission, we will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and regulations promulgated thereunder as of December 31, 2006. We are currently performing the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     At the United States House Judiciary Committee hearing on July 24, 2003, an Assistant United States Attorney General announced that the Department of Justice, or DOJ, was pursuing an antitrust inquiry concerning whether Clear Channel, and its subsidiaries, which included us, had tied radio airplay or the use of certain concert venues to the use of our concert promotion services, in violation of antitrust laws. No adverse action has been taken against Clear Channel, its subsidiaries, or us pursuant to this inquiry, and on February 10, 2006, we were informed by the DOJ that this investigation had been closed.
     We initiated a lawsuit in July 2003 in the State Court of Santa Clara County, California against the City of Mountain View and Shoreline Regional Park Community, seeking declaratory judgment, specific performance and injunctive relief and remedies for breach of contract, inverse condemnation and indemnification as a result of the defendants’ failure to provide parking lots and calculate rent payments in accordance with our lease agreement with the defendants. The defendants in that suit have counterclaimed against us seeking accounting and declaratory judgment and alleging theft, conversion, false claims, breach of contract, and racketeering relating to our payments under the lease agreement. An accounting firm engaged by the city issued a report dated August 30, 2005, in which the firm asserted that we owe the defendants $3.6 million, excluding interest, for rent payments for the period 1999-2004. On September 2, 2005, the defendants issued a Notice of Default and Demand for Cure to us, demanding the payment of these amounts and certain other non-monetary demands. The defendants agreed to accept a bond in lieu of cash for satisfaction of its demand, which we filed with the court on October 11, 2005 as a cure under protest, pending the outcome of the litigation. On December 27, 2005, the court issued its order on the parties’ respective motions for summary judgment, in which our claims for breach of contract and indemnification were dismissed, and the defendants’ counterclaim against us for conversion was also dismissed, with all remaining claims of the parties to be further adjudicated. The accounting firm engaged by the city issued a report dated March 16, 2006, amending and superseding its report dated August 30, 2005. In its March 16, 2006, report, the accounting firm asserted that we owe the defendants an additional $12 million, for a new total of $15.6 million, excluding interest, for rent for the period 1999-2004, and for other amounts allegedly due under the lease. On March 30, 2006, the defendants issued Notices of Default and Demand for Cure to us. Effective May 10, 2006, the parties entered into a settlement agreement, which does not constitute an admission of wrongdoing or liability by us. This settlement of the litigation was fully accrued in our results of operations during 2005 and the first quarter of 2006 and will not have any impact on future operations. In addition, the parties entered into an amended lease agreement related to this amphitheater. The new lease includes fixed annual rent payments and we also paid an upfront rent payment which will be amortized on a straight-line basis over the life of the new lease.
     We were a defendant in a lawsuit filed by Melinda Heerwagen on June 13, 2002, in the United States District Court for the Southern District of New York. The plaintiff, on behalf of a putative class consisting of certain concert ticket purchasers, alleged that anti-competitive practices for concert promotion services by us nationwide caused artificially high ticket prices. On August 11, 2003, the Court ruled in our favor, denying the plaintiff’s class certification motion. The plaintiff appealed this decision to the United States Court of Appeals for the Second Circuit, and oral argument was held on November 3, 2004. On January 10, 2006, the United States Court of Appeals for the Second Circuit affirmed the ruling in our favor by the District Court. On January 17, 2006, the plaintiff filed a Notice of Voluntary Dismissal of her action in the Southern District of New York.
     We are a defendant in putative class actions filed by different named plaintiffs in the United States District Courts in Philadelphia, Miami, Los Angeles, Chicago, and New Jersey, respectively styled: Cooperberg v. Clear Channel Communications, Inc., et al., Civ. No. 2:05-cv-04492 (E.D. Pa.); Diaz v. Clear Channel Communications, Inc., et al., Civ. No. 05-cv-22413 (S.D. Fla.), Thompson v. Clear Channel Communications, Inc., Civ. No. 2:05-cv-6704 (C.D. Cal.); Bhatia v. Clear Channel Communications, Inc., et al., Civ. No. 1:05-cv-05612 (N.D. Ill.); and Young v. Clear Channel Communications, et al., Civ. Action No. 06-277-WHW (D.N.J.). The claims made in these actions are substantially similar to the claims made in the Heerwagen action, except that the geographic markets alleged are statewide or more local in nature, and the members of the putative classes are limited to individuals who purchased tickets to concerts in the relevant geographic markets alleged. We have filed our answers in all actions, and we have denied liability. On December 5, 2005, we filed a motion before the Judicial Panel on Multidistrict Litigation to transfer the above-listed actions and any similar ones commenced in the future to a single federal district court for coordinated pre-trial proceedings. We intend to vigorously defend all claims in all of the actions.
     From time to time, we are involved in other legal proceedings arising in the ordinary course of our business, including proceedings and claims based upon violations of antitrust laws and tortious interference, which could cause us to incur significant expenses. We also have been the subject of personal injury and wrongful death claims relating to accidents at our venues in connection with our operations. As required, we have accrued our estimate of the probable settlement or other losses for the resolution of these claims. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. In addition, under our agreements with Clear Channel, we have assumed and will indemnify Clear Channel for liabilities related to our business for which they are a party in the defense.
Item 1A. Risk Factors
     While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our 2005 Annual Report on Form 10-K describes some of the risks and uncertainties associated with our business which have the potential to materially affect our business, financial condition or results of operations. We do not believe that there have been any material changes to the risk factors previously disclosed in our 2005 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Issuer Purchases of Equity Securities
     The following table sets forth certain information about the shares of our common stock we repurchased during the three months ended March 31, 2006.

				Maximum Dollar
			Total Number of	Value of Shares
	Total Number of		Shares Purchased as	that May Yet Be
	Shares	Average Price	Part of Publicly	Purchased Under the
Period	Repurchased (1)	Paid per Share	Announced Program	Program
January 1 — January 31	1,869,700	$13.22	1,869,700	$107,331,764
February 1 — February 28	—	$—	—	$107,331,764
March 1 — March 31	—	$—	—	$107,331,764

(1) On December 22, 2005, we publicly announced that our Board of Directors authorized a $150.0 million share repurchase program effective immediately. The repurchase program is authorized through December 31, 2006, although prior to such time the program may be suspended or discontinued at any time prior to that date.
     As of April 30, 2006, 3.4 million shares had been repurchased for an aggregate purchase price of $42.7 million, including commissions and fees, under the repurchase program.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit
Number	Description
10.1	Membership Interest Purchase Agreement dated January 26, 2006 by and among SFX Sports Group, Inc. and Arn Tellem (incorporated by reference to the exhibits of the Company’s Current Report on Form 8-K filed February 1, 2006)

10.2	Employment Agreement dated March 13, 2006 by and between SFX Entertainment, Inc., d/b/a Live Nation, and Michael G. Rowles (incorporated by reference to the exhibits of the Company’s Current Report on Form 8-K filed March 17, 2006)

31.1 *	Certification of Chief Executive Officer

31.2 *	Certification of Chief Financial Officer

32.1 **	Section 1350 Certification of Chief Executive Officer

32.2 **	Section 1350 Certification of Chief Financial Officer

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2006.

LIVE NATION, INC.
By:	/s/ Michael Rapino
Michael Rapino
President and Chief Executive Officer

By:	/s/ Alan Ridgeway
Alan Ridgeway
Chief Financial Officer

Exhibit
Number	Description
10.1	Membership Interest Purchase Agreement dated January 26, 2006 by and among SFX Sports Group, Inc. and Arn Tellem (incorporated by reference to the exhibits of the Company’s Current Report on Form 8-K filed February 1, 2006)

10.2	Employment Agreement dated March 13, 2006 by and between SFX Entertainment, Inc., d/b/a Live Nation, and Michael G. Rowles (incorporated by reference to the exhibits of the Company’s Current Report on Form 8-K filed March 17, 2006)

31.1 *	Certification of Chief Executive Officer

31.2 *	Certification of Chief Financial Officer

32.1 **	Section 1350 Certification of Chief Executive Officer

32.2 **	Section 1350 Certification of Chief Financial Officer

*	Filed herewith.

**	Furnished herewith.