Form 10-Q
period 2006-06-30
Live Nation, Inc.
filed 2006-08-11
CIK 1335258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006,
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
☐ Large accelerated filer     ☐ Accelerated filer     ☑  Non-accelerated filer
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑  No
      On August 4, 2006, there were 65,477,685 outstanding shares of the registrant’s common stock, $0.01 par value per share, excluding 1,697,227 shares held in treasury.

LIVE NATION, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005

	(unaudited)	(audited)
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$603,432	$403,716
Accounts receivable, less allowance of $11,121 as of June 30, 2006 and $9,518 as of December 31, 2005	291,509	190,207
Prepaid expenses	322,889	115,055
Other current assets	49,929	46,714

Total Current Assets	1,267,759	755,692
PROPERTY, PLANT AND EQUIPMENT
Land, buildings and improvements	934,335	910,926
Furniture and other equipment	178,463	166,004
Construction in progress	40,947	39,856

	1,153,745	1,116,786
Less accumulated depreciation	340,544	307,867

	813,201	808,919
INTANGIBLE ASSETS
Definite-lived intangibles — net	37,536	12,351
Goodwill	157,864	137,110
OTHER ASSETS
Notes receivable, less allowance of $745 as of June 30, 2006 and December 31, 2005	3,195	4,720
Investments in, and advances to, nonconsolidated affiliates	38,880	30,660
Other assets	34,691	27,132

Total Assets	$2,353,126	$1,776,584

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$70,995	$37,654
Deferred income	622,200	232,754
Accrued expenses	464,672	405,507
Current portion of long-term debt	28,045	25,705

Total Current Liabilities	1,185,912	701,620
Long-term debt	338,840	341,136
Other long-term liabilities	41,436	30,766
Minority interest liability	65,932	26,362
Series A and Series B redeemable preferred stock	40,000	40,000
Commitments and contingent liabilities (Note 5)
SHAREHOLDERS’ EQUITY
Common stock	672	672
Additional paid-in capital	767,521	748,011
Retained deficit	(76,763)	(87,563)
Cost of shares held in treasury	(21,473)	(18,003)
Accumulated other comprehensive income (loss)	11,049	(6,417)

Total Shareholders’ Equity	681,006	636,700

Total Liabilities and Shareholders’ Equity	$2,353,126	$1,776,584

See Notes to Consolidated and Combined Financial Statements

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(in thousands except share and per share data)
Revenue	$768,230	$741,691	$1,284,797	$1,186,174
Operating expenses:
Direct operating expenses	604,779	583,318	982,611	897,952
Selling, general and administrative expenses	129,187	120,227	245,203	243,258
Depreciation and amortization	16,306	15,282	31,311	30,759
Gain on sale of operating assets	(1,682)	(260)	(9,410)	(617)
Corporate expenses	7,958	7,866	15,337	27,090

Operating income (loss)	11,682	15,258	19,745	(12,268)
Interest expense	8,348	875	16,161	1,494
Interest expense with Clear Channel Communications	—	10,827	—	22,015
Interest income	4,496	459	5,976	944
Equity in earnings (loss) of nonconsolidated affiliates	1,478	(2,129)	3,302	(1,619)
Other income (expense) — net	5,728	(269)	4,009	190

Income (loss) before income taxes	15,036	1,617	16,871	(36,262)
Income tax benefit (expense):
Current	(5,884)	5,370	(6,051)	17,521
Deferred	530	(6,017)	(21)	(3,016)

Net income (loss)	9,682	970	10,799	(21,757)
Other comprehensive income (loss), net of tax:
Unrealized holding gain on cash flow derivatives	1,377	—	1,869	—
Foreign currency translation adjustments	11,919	10,319	15,597	19,903

Comprehensive income (loss)	$22,978	$11,289	$28,265	$(1,854)

Net income (loss) per common share:
Basic	$.15		$.17

Diluted	$.15		$.17

Weighted average common shares outstanding:
Basic	64,462,679		64,218,450

Diluted	65,329,597		64,919,415

See Notes to Consolidated and Combined Financial Statements

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,

	2006	2005

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$10,799	$(21,757)
Reconciling items:
Depreciation	30,375	29,380
Amortization of intangibles	936	1,379
Deferred income tax expense	21	3,016
Amortization of debt issuance costs	292	—
Current tax benefit dividends to Clear Channel Communications	—	(27,807)
Non-cash compensation expense	1,570	703
Gain on sale of operating assets	(9,410)	(617)
Loss on sale of other investments	2,051	—
Equity in loss (earnings) of nonconsolidated affiliates	(3,302)	1,619
Minority interest expense (income)	(684)	571
Decrease in other — net	(39)	(96)
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in accounts receivable	(63,170)	(68,517)
Increase in prepaid expenses	(199,189)	(202,060)
Increase in other assets	(13,828)	(69,338)
Increase in accounts payable, accrued expenses and other liabilities	56,519	96,622
Increase in deferred income	383,508	333,202
Increase (decrease) in minority interest liability	7,690	(953)

Net cash provided by operating activities	204,139	75,347

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in notes receivable — net	938	1,119
Increase in investments in, and advances to, nonconsolidated affiliates — net	(1,179)	(173)
Contribution from minority interest partner	15,343	—
Proceeds from disposal of other investments	1,743	—
Purchases of property, plant and equipment	(31,967)	(49,891)
Proceeds from disposal of operating assets	36,655	337
Acquisition of operating assets, net of cash acquired	(4,022)	(1,226)
Decrease (increase) in other — net	(621)	49

Net cash provided by (used in) investing activities	16,890	(49,785)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt with Clear Channel Communications	—	42,719
Proceeds from long-term debt, net of debt issuance costs	1,228	444
Payments on long-term debt	(6,351)	(508)
Payments for purchase of common stock	(24,717)	—

Net cash provided by (used in) financing activities	(29,840)	42,655
Effect of exchange rate changes on cash	8,527	4,595
Net increase in cash and cash equivalents	199,716	72,812
Cash and cash equivalents at beginning of period	403,716	179,137

Cash and cash equivalents at end of period	$603,432	$251,949

See Notes to Consolidated and Combined Financial Statements

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
      Live Nation, Inc. (the “Company” or “Live Nation”) was incorporated in Delaware on August 2, 2005 in preparation for the contribution and transfer by Clear Channel Communications, Inc. (“Clear Channel”) of substantially all of its entertainment assets and liabilities to the Company (the “Separation”). The Company completed the Separation on December 21, 2005 and became a publicly traded company on the New York Stock Exchange trading under the symbol “LYV”.
      Prior to the Separation, Live Nation was a wholly owned subsidiary of Clear Channel. As part of the Separation, holders of Clear Channel’s common stock received one share of Live Nation common stock for every eight shares of Clear Channel common stock.
      Following the Separation, the Company reorganized its business units and the way in which these businesses are assessed and therefore changed its reportable segments, starting in 2006, to Events, Venues and Sponsorship, and Digital Distribution. The Events segment principally involves the promotion or production of live music shows, theatrical performances and specialized motor sports events as well as providing various services to artists. The Venues and Sponsorship segment principally involves the operation of venues and the sale of premium seats, national and local sponsorships and placement of advertising, including signage and promotional programs, and naming of subscription series and venues. The Digital Distribution segment principally involves the management of the Company’s on-line and wireless distribution activities, including the development of the Company’s website and managing the Company’s in-house ticketing operations and third-party ticketing relationships. In addition, the Company has operations in the sports representation and other businesses.

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
      Prior to the Separation, the combined financial statements include amounts that are comprised of businesses included in the consolidated financial statements and accounting records of Clear Channel, using the historical bases of assets and liabilities of the entertainment business. Management believes the assumptions underlying the combined financial statements are reasonable. However, the combined financial statements included herein may not reflect what the Company’s results of operations, financial position and cash flows would have been had it operated as a separate, stand-alone entity during the periods presented. Subsequent to the Separation, the consolidated financial statements include all accounts of the Company and its majority owned subsidiaries.
      Significant intercompany accounts among the consolidated and combined businesses have been eliminated in consolidation. Minority interest expense, included in other income (expense) — net, is recorded for consolidated affiliates in which the Company owns more than 50%, but not all, of the voting common stock and also variable interest entities for which the Company is the primary beneficiary. Investments in nonconsolidated affiliates in which the Company owns 20% to 50% of the voting common stock or otherwise

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
exercises significant influence over operating and financial policies of the nonconsolidated affiliate are accounted for using the equity method of accounting. Investments in nonconsolidated affiliates in which the Company owns less than 20% of the voting common stock are accounted for using the cost method of accounting.
      Certain reclassifications have been made to the 2005 consolidated and combined financial statements to conform to the 2006 presentation.

New Accounting Pronouncements
      In February 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-4, Contingent Cash Settlement (“FSP FAS 123(R)-4”). FSP FAS 123(R)-4 requires companies to classify employee stock options and similar instruments with contingent cash settlement features as equity awards under FASB Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”), provided that (i) the contingent event that permits or requires cash settlement is not considered probable of occurring and is not within the control of the employee and (ii) the award includes no other features that would require liability classification. The Company considered FSP FAS 123(R)-4 with its implementation of Statement 123(R), and determined it had no impact on the Company’s financial position or results of operations.
      In April 2006, the FASB issued FASB Staff Position FIN 46(R)-6, Determining the Variability to be Considered When Applying FASB Interpretation No. 46(R) (“FSP FIN 46(R)-6”). FSP FIN 46(R)-6 addresses the approach to determine the variability to consider when applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”). The variability that is considered in applying FIN 46(R) may affect (i) the determination as to whether the entity is a variable interest entity, (ii) the determination of which interests are variable interests in the entity, (iii) if necessary, the calculation of expected losses and residual returns of the entity, and (iv) the determination of which party is the primary beneficiary of the variable interest entity. The Company will adopt FSP FIN 46(R)-6 on July 1, 2006 and does not anticipate adoption to materially impact its financial position or results of operations.
      In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 creates a single model to address uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of FIN 48 on its financial position and results of operations.
      In June 2006, the Emerging Issues Task Force (“EITF”) ratified the consensus reached in Issue 06-3 — How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). EITF 06-3 is applicable to all taxes that are externally imposed on a revenue producing transaction between a seller and a customer. EITF 06-3 concludes that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to EITF 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. EITF 06-3 is effective for the first interim reporting period beginning after December 15, 2006, with early application of this guidance permitted. The Company adopted EITF 06-3 on June 30, 2006, and has added the required disclosures. The Company accounts for taxes that are externally imposed on revenue producing transactions on a net basis, as a reduction to revenue.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
NOTE 2 — LONG-LIVED ASSETS

Definite-lived Intangibles
      The Company has definite-lived intangible assets which consist primarily of non-compete agreements, intellectual property rights and building or naming rights, all of which are amortized over the shorter of either the respective lives of the agreements or the period of time the assets are expected to contribute to the Company’s future cash flows. These definite-lived intangibles had a gross carrying amount and accumulated amortization of $44.7 million and $7.2 million, respectively, as of June 30, 2006, and $18.7 million and $6.3 million, respectively, as of December 31, 2005. The increase in definite-lived intangible assets during 2006 is due to intellectual property rights and non-compete agreements resulting from recent acquisitions.
      Total amortization expense from definite-lived intangible assets for the three months ended June 30, 2006 and 2005 and the six months ended June 30, 2006 and 2005 was $0.6 million, $0.7 million, $0.9 million and $1.4 million, respectively.

Goodwill
      The Company tests goodwill for impairment at least annually using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of any potential impairment, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. As the Company has realigned its segments, beginning in 2006, in accordance with the change in the management of the business units, goodwill has been reallocated to the new reporting business units that make up these segments. The following table presents the changes in the carrying amount of goodwill in each of the Company’s business segments for the six month period ended June 30, 2006:

		Venues and	Digital
	Events	Sponsorship	Distribution	Total

	(in thousands)
Balance as of December 31, 2005	$79,307	$50,040	$7,763	$137,110
Acquisitions	2,273	14,913	—	17,186
Foreign currency	845	1,983	740	3,568

Balance as of June 30, 2006	$82,425	$66,936	$8,503	$157,864

      Included in the acquisition amounts above are $2.0 million of goodwill recorded during the first quarter of 2006 related to the Company’s acquisition of Historic Theater Group and $15.1 million of additional goodwill recorded during the second quarter of 2006 related to its acquisition of Mean Fiddler Group, PLC (“Mean Fiddler”) in July 2005.
NOTE 3 — RESTRUCTURING
      The Company has recorded liabilities related to acquisitions and restructurings. In July 2005, the Company acquired a controlling majority interest of 50.1% in Mean Fiddler in the United Kingdom. Mean Fiddler is a consolidated subsidiary involved in the promotion and production of live music events, including festivals and venue operations. As part of the acquisition, the Company accrued $4.7 million in 2005 and recorded an additional accrual of $2.7 million in the second quarter of 2006 in restructuring costs in its Venues and Sponsorship segment primarily related to lease terminations, which it expects to pay over the next several years. These additional costs were recorded as an adjustment to the purchase price. As of June 30, 2006, the accrual balance for the Mean Fiddler restructuring was $6.8 million. This restructuring has resulted in the termination of 33 employees. In addition, the Company has a remaining restructuring accrual of $1.7 million as of June 30, 2006, related to its merger with Clear Channel in August 2000.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      The Company has recorded a liability in purchase accounting primarily related to severance for terminated employees and lease terminations as follows:

	Six Months Ended
	June 30,

	2006	2005

	(in thousands)
Severance and lease termination costs:
Accrual at January 1	$6,223	$2,579
Restructuring accruals recorded	2,735	—
Payments charged against restructuring accrual	(442)	(860)

Remaining accrual at June 30	$8,516	$1,719

      The remaining severance and lease accrual is comprised of $0.8 million of severance and $7.7 million of lease termination. The severance accrual includes amounts that will be paid over the next several years related to deferred payments to former employees, as well as other compensation. The lease termination accrual will be paid over the next 23 years. During the three and six months ended June 30, 2006, there were no payments charged to the restructuring reserve related to severance. The Company is continuing to evaluate its purchase accounting liabilities related to several leases in the Mean Fiddler acquisition which may result in additional restructuring accruals.
      During the fourth quarter of 2005, the Company recorded accruals, consisting of severance and lease termination costs, related to the realignment of its business operations. The total expense related to this restructuring was recorded in selling, general and administrative expenses in 2005 as a component of Events, Venues and Sponsorship, Digital Distribution and other operations in amounts of $6.0 million, $1.6 million, $0.8 million and $1.6 million, respectively. In addition, $4.7 million of restructuring expense was recorded in corporate expenses in 2005. As of June 30, 2006, the remaining accrual related to this 2005 restructuring was $0.6 million.
NOTE 4 — DERIVATIVE INSTRUMENTS
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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in other income (expense)-net in current earnings during the period of change.
      On March 16, 2006, the Company entered into two interest rate swap agreements, designated as cash flow hedges, which are combinations of purchased interest rate caps on a notional amount of a total of $162.5 million and sold floors over the same period on a total of $121.9 million of the notional amount to effectively convert a portion of its floating-rate debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s variable rate debt as required by the Company’s senior secured credit facility, thus reducing the impact of interest rate changes on future interest expense. Approximately 50% of the Company’s outstanding long-term debt had its interest payments designated as the hedged forecasted transactions against the interest rate swap agreements at June 30, 2006. As of June 30, 2006, the interest rate for these hedges was fixed at 5.11% on a variable rate of 5.50% based on a 3-month LIBOR; this variable rate is subject to quarterly adjustments. For the three and six months ended June 30, 2006, these hedges were determined to be highly effective and the Company recorded an unrealized gain of $1.4 million and $1.9 million, respectively, as a component of other comprehensive income. Based on the current interest rate expectations, the Company estimates that approximately $0.7 million of this gain in other comprehensive income will be reclassified into earnings in the next 12 months.
      The Company has recorded a gain related to these derivative instruments during the period as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

	(in thousands)
Balance at beginning of period	$492	$—	$—	$—
Unrealized holding gain on cash flow derivatives	1,377	—	1,869	—

Balance at end of period	$1,869	$—	$1,869	$—

      Occasionally, the Company will use forward currency contracts to reduce its exposure to foreign currency risk. The principal objective of such contracts is to minimize the risks and/or costs associated with artist fee commitments. At June 30, 2006, the Company had $35.2 million outstanding in forward currency contracts. The change in fair value of these instruments from date of purchase through June 30, 2006 was not significant.
NOTE 5 — COMMITMENTS AND CONTINGENT LIABILITIES
      The Company has entered into an Agreement and Plan of Merger with HOB Entertainment, Inc. which provides for the Company to pay a $15 million termination fee if the Agreement and Plan of Merger is terminated for certain reasons.
      The Company has leases that contain contingent payment requirements for which payments vary depending on revenues, tickets sold or other variables.
      As of June 30, 2006 and December 31, 2005, the Company guaranteed the debt of third parties of approximately $1.1 million and $1.9 million, respectively, primarily related to maximum credit limits on employee and tour related credit cards.
      Certain agreements relating to acquisitions provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired companies. The Company will accrue additional amounts related to such contingent payments if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent payments, if performance targets are met, would not significantly impact the financial position or results of operations of the Company.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
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
      The Company initiated a lawsuit in July 2003 in the State Court of Santa Clara County, California against the City of Mountain View and Shoreline Regional Park Community, seeking declaratory judgment, specific performance and injunctive relief and remedies for breach of contract, inverse condemnation and indemnification as a result of the defendants’ failure to provide parking lots and calculate rent payments in accordance with its lease agreement with the defendants. The defendants in that suit counterclaimed against the Company seeking accounting and declaratory judgment and alleging theft, conversion, false claims, breach of contract, and racketeering relating to the Company’s payments under the lease agreement. Effective May 10, 2006, the parties entered into a settlement agreement, which does not constitute an admission of wrongdoing or liability by the Company. This settlement of the litigation was fully accrued for in the Company’s results of operations during 2005 and the first quarter of 2006. In addition, the parties entered into an amended lease agreement related to this amphitheater. The new lease includes fixed annual rent payments and an additional rent amount prepaid in the second quarter of 2006 which will be amortized on a straight-line basis over the life of the new lease.
      The Company was a defendant in a lawsuit filed by Melinda Heerwagen on June 13, 2002, in the U.S. District Court for the Southern District of New York. The plaintiff, on behalf of a putative class consisting of certain concert ticket purchasers, alleged that anti-competitive practices for concert promotion services by the Company nationwide caused artificially high ticket prices. On August 11, 2003, the Court ruled in the Company’s favor, denying the plaintiff’s class certification motion. The plaintiff appealed this decision to the U.S. Court of Appeals for the Second Circuit. On January 10, 2006, the U.S. Court of Appeals for the Second Circuit affirmed the ruling in the Company’s favor by the District Court. On January 17, 2006, the plaintiff filed a Notice of Voluntary Dismissal of her action in the Southern District of New York.
      The Company is a defendant in twenty putative class actions filed by different named plaintiffs in various U.S. District Courts throughout the country. The claims made in these actions are substantially similar to the claims made in the Heerwagen action, except that the geographic markets alleged are regional, statewide or more local in nature, and the members of the putative classes are limited to individuals who purchased tickets to concerts in the relevant geographic markets alleged. The Company has filed its answers in some of these actions, and has denied liability. On December 5, 2005, the Company filed a motion before the Judicial Panel on Multidistrict Litigation to transfer these actions and any similar ones commenced in the future to a single federal district court for coordinated pre-trial proceedings. On April 17, 2006, the Panel granted our motion and ordered the consolidation and transfer of the actions to the U.S. District Court for the Central District of California. The Company intends to vigorously defend all claims in all of the actions.
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
NOTE 6 — RELATED-PARTY TRANSACTIONS

Relationship and Transactions with Clear Channel
      During the fourth quarter of 2005, the Company completed the Separation. As a result, the Company recognized the par value and additional paid-in capital in connection with the issuance of its common stock in exchange for the net assets contributed by Clear Channel. Prior to the Separation, Clear Channel provided

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
funding for certain of the Company’s acquisitions. These amounts funded by Clear Channel for these acquisitions were recorded as a component of shareholders’ equity. Also, certain tax related receivables and payables, which were considered non-cash capital contributions or dividends, were recorded in shareholders’ equity.
      The Company has three non-employee directors on its Board of Directors that are also directors and executive officers of Clear Channel. These three directors receive directors’ fees, stock options and restricted stock awards as do other non-employee members of the Company’s Board of Directors.
      From time to time, the Company purchases advertising from Clear Channel and its subsidiaries in the ordinary course of business. For the three months ended June 30, 2006 and 2005 and the six months ended June 30, 2006 and 2005, the Company recorded $3.8 million, $2.6 million, $6.4 million and $5.8 million, respectively, as components of direct operating expenses and selling, general and administrative expenses for these advertisements.
      Pursuant to a transition services agreement, subsequent to the Separation, Clear Channel provided or provides to the Company certain limited administrative and support services such as treasury, payroll and other financial related services; human resources and employee benefits services; legal and related services; information systems, network and related services; investment services; and corporate services. The charges for these transition services are intended to allow Clear Channel to fully recover the allocated direct costs of providing the services, plus all out-of-pocket expenses. The allocation of costs is based on various measures depending on the service provided, including relative revenue, employee headcount or number of users of a service. As of June 30, 2006, the only significant services that Clear Channel continues to provide are tax and information systems related services. For the three and six months ended June 30, 2006, the Company recorded an aggregate of $1.3 million and $2.6 million, respectively, for these services as components of selling, general and administrative expenses and corporate expenses.
      Prior to the Separation, Clear Channel provided management services to the Company, which included services similar to the transition services, along with executive oversight. These services were allocated to the Company based on actual direct costs incurred or on the Company’s share of Clear Channel’s estimate of expenses relative to a seasonally adjusted headcount. Management believes this allocation method to be reasonable and the expenses allocated to be materially the same as the amount that would have been incurred on a stand-alone basis. For the three and six months ended June 30, 2005, the Company recorded $2.6 million and $4.7 million, respectively, as a component of corporate expenses for these services.
      Clear Channel owns the trademark and trade names used by the Company prior to the Separation. Clear Channel charged the Company a royalty fee based upon a percentage of annual revenue. Clear Channel used a third-party valuation firm to assist in the determination of the royalty fee. For the six months ended June 30, 2005, the Company recorded $0.5 million of royalty fees in corporate expenses. There was no fee recorded or charged for the three months ended June 30, 2005.
      Prior to the Separation, the operations of the Company were included in a consolidated federal income tax return filed by Clear Channel. The Company’s provision for income taxes for 2005 was computed on the basis that the Company files separate consolidated income tax returns with its subsidiaries. Tax payments were made to Clear Channel on the basis of the Company’s separate taxable income. Tax benefits recognized on employee stock option exercises prior to the Separation were retained by Clear Channel.
      The Company’s domestic employees participated in Clear Channel’s employee benefit plans prior to the Separation, including employee medical insurance, an employee stock purchase plan and a 401(k) retirement benefit plan. These costs were recorded primarily as a component of selling, general and administrative expenses and were approximately $2.4 million and $4.7 million for the three and six months ended June 30, 2005, respectively. Subsequent to the Separation, the Company provides its own employee benefit plans.
      In connection with the Separation, the Company entered into various lease and licensing agreements with Clear Channel primarily for office space occupied by the Company’s employees. For the three and six months

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
ended June 30, 2006, the Company recorded $0.2 million and $0.4 million, respectively, of expense as a component of selling, general and administrative expenses related to these agreements.
      As of June 30, 2006, the Company has recorded a liability in accrued expenses to Clear Channel of $0.9 million for the transition services described above and certain other costs paid for by Clear Channel on the Company’s behalf.

Transactions with Directors or Executive Officers
      In May 2006, the Company acquired a controlling interest in the touring business of a commonly owned group of companies operating under the name of Concert Productions International, or CPI, and a 50% interest in several entities in the non-touring business of CPI (collectively, the “CPI Entities”). Concurrent with the acquisition, Michael Cohl became a member of the Company’s Board of Directors. Michael Cohl owns a 72.37% interest in Concert Productions International, Inc. (“CPI, Inc.”) which, together with other sellers, sold the Company its interests in the CPI Entities. Through his ownership in CPI, Inc., Mr. Cohl indirectly received consideration from the sale of $72,370 in cash and 54,519 shares of the Company’s common stock, which shares are subject to a Lockup and Registration Rights Agreement. The CPI Entities have entered into a Services Agreement with KSC Consulting (Barbados) Inc. for the executive services of Michael Cohl, pursuant to which Mr. Cohl will serve as Chief Executive Officer of the CPI Entities for a term of five years. In addition, the Company entered into a Securityholders Agreement and a Credit Agreement in connection with this transaction. The Securityholders Agreement provides, among other things, for the payment of fees and expenses to CPI, Inc. and CPI Entertainment Rights, Inc., a wholly-owned subsidiary of CPI, Inc., and the Credit Agreement requires the Company to make certain extensions of credit to the CPI Entities.

Other Related Parties
      The Company conducts certain transactions in the ordinary course of business with companies that are owned, in part or in total, by various members of management of the Company’s subsidiaries. These transactions primarily relate to venue rentals, equipment rental, ticketing and other services and reimbursement of certain costs. Expenses of $2.5 million, $4.1 million, $3.7 million and $5.1 million were incurred for the three and six months ended June 30, 2006 and 2005, respectively, and revenues of $0.0 million, $0.1 million, $0.1 million and $0.2 million were earned for the three and six months ended June 30, 2006 and 2005, respectively, from these companies for services rendered or provided in relation to these business ventures. None of these transactions were with directors or executive officers of the Company.
NOTE 7 — STOCK BASED COMPENSATION
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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
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

Stock Options
      Effective January 1, 2006, the Company has adopted the fair value recognition provisions of Statement 123(R), which is a revision of FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Statement 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, and amends FASB Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. The Company chose the modified-prospective transition application of Statement 123(R). The fair value of the options is amortized to expense on a straight-line basis over the options’ vesting period.
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
      As a result of the adoption of Statement 123(R), stock based compensation expense recognized during the three and six months ended June 30, 2006 includes compensation expense for all share-based payments granted on or prior to, but not yet vested at the end of the period based on the grant date fair value estimated in accordance with the provisions of Statement 123(R). No stock options have been granted since adoption.
      Due to the adoption of Statement 123(R), both the Company’s operating income (loss) and income (loss) before income taxes were $0.5 million and $1.0 million lower for the three and six months ended June 30, 2006, respectively, and net income was $0.4 million and $0.7 million lower for the three and six months ended June 30, 2006, respectively. Prior to the adoption of Statement 123(R) and through June 30, 2006, no tax benefits from the exercise of stock options have been recognized as no options granted by the Company subsequent to the Separation have vested or have been exercised. Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with Statement 123(R).

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the effect on operating results and per share information had the Company accounted for share-based compensation in accordance with Statement 123(R) for the periods indicated. Due to the Separation, the Company’s pro forma disclosures for 2005 include stock compensation expense for options granted by Clear Channel prior to the Separation, and options granted by the Company after the Separation, when applicable. As the Company had no shares outstanding at June 30, 2005, there is no pro forma loss per common share to disclose. The required pro forma disclosures are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

	(in thousands)
Net income (loss):
Reported	$970	$(21,757)
Pro forma stock compensation expense, net of tax:
Live Nation options	—	—
Clear Channel options	990	2,324

Net income (loss) including non-cash compensation expense	$(20)	$(24,081)

      The fair value for options in Live Nation stock was estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on implied volatilities of traded options and the historical volatility of stocks of similar companies since the Company’s common stock does not have sufficient trading history to reasonably predict its own volatility. The Company has used the simplified method for estimating the expected life within the valuation model which is the period of time that options granted are expected to be outstanding. The risk free rate for periods within the life of the option is based on the U.S. Treasury Note rate. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant:

Risk-free interest rate	4.71%
Dividend yield	0.0%
Volatility factors	28%
Weighted average expected life (in years)	5 - 7.5
      Clear Channel calculated the fair value for the options in Clear Channel stock at the date of grant using a Black-Scholes option-pricing model with the following assumptions for 2005:

Risk-free interest rate	3.76% - 4.44%
Dividend yield	1.46% - 2.36%
Volatility factors	25%
Weighted average expected life (in years)	5 - 7.5
      The following table presents a summary of the Company’s stock options outstanding at, and stock option activity during, the six months ended June 30, 2006 (“Price” reflects the weighted average exercise price per share):

	Options	Price
(in thousands, except per share data)
Outstanding, January 1, 2006	2,078	$10.60
Granted	—	—
Exercised	—	—
Forfeited or expired	(12)	10.60

Outstanding, June 30, 2006	2,066	$10.60

Exercisable, June 30, 2006	—	—
Weighted average fair value per option granted		$3.72

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

      There were 6.6 million shares available for future grants under the stock incentive plan at June 30, 2006. Vesting dates on the stock options range from December 2006 to December 2010, and expiration dates range from December 2012 to December 2015 at exercise prices and average contractual lives as follows:

Weighted
Average
	Outstanding	Remaining	Weighted		Weighted
Range of	as of	Contractual	Average	Exercisable	Average
Exercise	6/30/06	Life	Exercise	as of	Exercise
Prices	(in thousands)	(in years)	Price	6/30/06	Price

$10.60	2,066	7.3	$10.60	—	$—

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
      The following table presents a summary of the Company’s restricted stock awards outstanding at June 30, 2006 (“Price” reflects the weighted average share price at the date of grant):

	Awards	Price
(in thousands, except per share data)
Outstanding, January 1, 2006	319	$10.60
Granted	5	18.21
Forfeited	(1)	10.60

Outstanding, June 30, 2006	323	$10.72

      The Company recorded $0.8 million and $1.6 million of non-cash compensation expense during the three and six months ended June 30, 2006, respectively, related to nonvested stock based compensation arrangements for stock options and restricted stock awards with $0.4 million and $0.8 million recorded in selling, general and administrative expenses and $0.4 million and $0.8 million recorded in corporate expenses for the same respective periods. As of June 30, 2006, there was $9.6 million of total unrecognized compensation cost related to nonvested stock based compensation arrangements for stock options and restricted stock awards. This cost is expected to be recognized over the next 5 years.
NOTE 8 — EARNINGS PER SHARE
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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
(in thousands, except per share data)
Numerator:
Net income	$9,682	$10,799
Effect of dilutive securities — none	—	—

Numerator for net income per common share — diluted	$9,682	$10,799
Denominator:
Weighted average common shares	64,463	64,218
Effect of dilutive securities:
Stock options and restricted stock	867	701

Denominator for net income per common share — diluted	65,330	64,919
Net income per common share:
Basic	$.15	$.17
Diluted	$.15	$.17
      The calculation of diluted net income per share includes the effects of the assumed exercise of any outstanding stock options and the assumed vesting of shares of restricted stock where dilutive. No information is shown for the three and six months ended June 30, 2005 as the Company had no outstanding shares prior to the Separation.
NOTE 9 — RECENT DEVELOPMENTS
      In April 2006, the Company sold its interest in a venue project (theaters in Planet Hollywood in Las Vegas), and a portion of certain prepaid production assets, theatrical productions and investments in nonconsolidated affiliates and was reimbursed for certain expenses related to these assets. These assets were sold to an entity that is managed by two former members of senior management of the Company. The Company received $22.9 million in proceeds and recorded a $1.5 million gain on sale of operating assets related to this sale.
      In May 2006, the Company acquired a controlling interest in the touring business of a commonly owned group of companies operating under the name of Concert Productions International, or CPI, and a 50% interest in several entities in the non-touring business of CPI (collectively, the “CPI Entities”) for $8 million in cash and 1,679,373 shares of the Company’s common stock. Based on the closing price of the Company’s common stock on the day of the transaction of $23.34, the total purchase price was $47.2 million. The Company recorded an intangible asset of $18.8 million related to the non-compete agreement which will be amortized over a five-year period. The CPI Entities engage in full service global tours, provide certain artist services and invest in theatrical productions. The Company is continuing to evaluate its purchase accounting related to this acquisition.
      In May 2006, the Company acquired a controlling interest in Angel Festivals Limited (“Angel”). Angel, located in the United Kingdom, owns various intellectual property rights related to dance festivals. The Company recorded an intangible asset of $2.6 million which will be amortized over the remaining life of the intellectual property rights.
      In June 2006, the Company acquired a controlling interest in Cinq Group, LLC, which operates as TRUNK, Ltd. (“Trunk”). Trunk is a specialty merchandise company, located in the United States, that acquires licenses primarily from music artists to design, manufacture and sell merchandise through various distribution channels. The Company recorded an intangible asset of $3.8 million which will be amortized over the remaining lives of the various trademarks.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      In June 2006, the Company agreed to acquire HOB Entertainment, Inc. (“HOB”) through a merger transaction for $350 million in cash. HOB owns and/or operates ten mid-size venues under the House of Blues brand in cities such as Las Vegas, Los Angeles, Chicago and Orlando and eight amphitheaters in cities including Atlanta, Toronto, San Diego and Dallas. The transaction has been approved by the Board of Directors of each company and is also subject to review by the U.S. Department of Justice. The Company currently expects the transaction, which is subject to customary closing conditions, to close by the end of 2006.
NOTE 10 — OTHER INFORMATION
      Included in gain on sale of operating assets for the six months ended June 30, 2006 is a $7.7 million gain related to the sale of a portion of the Company’s sports representation business assets located in Los Angeles which were sold in January 2006 to a former member of senior management of the Company.
      Included in other income (expense) — net for the three and six months ended June 30, 2006 is income of $5.9 million related to a fee received on the sale of land in Ireland which was sold in April 2006 to the minority interest holder in this entity. This fee was for payment of services provided by the Company in completing the sale since, under the terms of the original acquisition that included this asset, the Company did not have the rights to the appreciation in the value of this property. The minority interest holder contributed his share of the appreciation in the value of the land to the entity.
NOTE 11 — SEGMENT DATA
      Following the Separation, the Company reorganized its business units and the way in which these businesses are assessed and therefore changed its reportable operating segments, starting in 2006, to Events, Venues and Sponsorship, and Digital Distribution. The Events segment principally involves the promotion or production of live music shows, theatrical performances and specialized motor sports events and provides various services to artists. The Venues and Sponsorship segment principally involves the operation of venues and the sale of premium seats, national and local sponsorships and placement of advertising, including signage and promotional programs, and naming of subscription series and venues. The Digital Distribution segment principally involves the management of the Company’s on-line and wireless distribution activities, including the development of the Company’s website and managing the Company’s in-house ticketing operations and third-party ticketing relationships. Included in the Digital Distribution revenue below are revenues from ticket rebates earned on tickets sold through phone, outlet and internet, for events promoted by the Events segment. “Other” includes sports representation, as well as other business initiatives.
      The Company has reclassified all periods presented to conform to the current period presentation. Revenue and expenses earned and charged between segments are eliminated in consolidation. Corporate expenses, interest income and expense, equity in earnings (loss) of nonconsolidated affiliates, other income (expense) — net and income taxes are managed on a total company basis.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
      There are no customers that individually account for more than ten percent of the Company’s consolidated and combined revenues in any year.

		Venues					Consolidated
		and	Digital				and
	Events	Sponsorship	Distribution	Other	Corporate	Eliminations	Combined
(in thousands)
Six Months Ended June 30, 2006
Revenue	$1,016,382	$224,331	$31,155	$18,741	$—	$(5,812)	$1,284,797
Direct operating expenses	912,366	72,945	927	2,185	—	(5,812)	982,611
Selling, general and administrative expenses	109,974	114,577	4,882	15,770	—	—	245,203
Depreciation and amortization	4,519	24,800	180	469	1,343	—	31,311
Loss (gain) on sale of operating assets	(1,793)	77	—	(7,687)	(7)	—	(9,410)
Corporate expenses	—	—	—	—	15,337	—	15,337

Operating income (loss)	$(8,684)	$11,932	$25,166	$8,004	$(16,673)	$—	$19,745

Intersegment revenues	$—	$5,812	$—	$—	$—	$—	$5,812
Identifiable assets	$997,762	$1,068,751	$15,691	$68,145	$202,777	$—	$2,353,126
Capital expenditures	$1,149	$25,686	$2,698	$36	$2,398	$—	$31,967

Three Months Ended June 30, 2006
Revenue	$594,122	$146,772	$20,567	$9,735	$—	$(2,966)	$768,230
Direct operating expenses	559,283	46,269	678	1,514	—	(2,965)	604,779
Selling, general and administrative expenses	56,587	61,516	2,584	8,501	—	(1)	129,187
Depreciation and amortization	2,523	12,588	114	234	847	—	16,306
Loss (gain) on sale of operating assets	(1,780)	73	—	(36)	61	—	(1,682)
Corporate expenses	—	—	—	—	7,958	—	7,958

Operating income (loss)	$(22,491)	$26,326	$17,191	$(478)	$(8,866)	$—	$11,682

Intersegment revenues	$—	$2,966	$—	$—	$—	$—	$2,966
Six Months Ended June 30, 2005
Revenue	$920,542	$213,346	$27,567	$32,132	$—	$(7,413)	$1,186,174
Direct operating expenses	828,844	66,385	1,101	8,961	—	(7,339)	897,952
Selling, general and administrative expenses	118,078	102,969	1,483	20,774	—	(46)	243,258
Depreciation and amortization	4,511	22,595	163	1,264	2,226	—	30,759
Gain on sale of operating assets	(110)	(303)	—	(176)	(28)	—	(617)
Corporate expenses	—	—	—	—	27,090	—	27,090

Operating income (loss)	$(30,781)	$21,700	$24,820	$1,309	$(29,288)	$(28)	$(12,268)

Intersegment revenues	$—	$7,380	$33	$—	$—	$—	$7,413
Identifiable assets	$761,643	$931,045	$14,395	$51,083	$136,673	$—	$1,894,839
Capital expenditures	$3,924	$43,504	$5	$72	$2,386	$—	$49,891

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

		Venues					Consolidated
		and	Digital				and
	Events	Sponsorship	Distribution	Other	Corporate	Eliminations	Combined
(in thousands)
Three Months Ended June 30, 2005
Revenue	$576,174	$138,733	$17,705	$11,635	$—	$(2,556)	$741,691
Direct operating expenses	543,237	39,897	708	2,001	—	(2,525)	583,318
Selling, general and administrative expenses	51,782	57,331	734	10,411	—	(31)	120,227
Depreciation and amortization	2,187	11,288	87	623	1,097	—	15,282
Loss (gain) on sale of operating assets	(68)	(174)	—	7	(25)	—	(260)
Corporate expenses	—	—	—	—	7,866	—	7,866

Operating income (loss)	$(20,964)	$30,391	$16,176	$(1,407)	$(8,938)	$—	$15,258

Intersegment revenues	$—	$2,556	$—	$—	$—	$—	$2,556
      Revenue of $274.3 million and $380.4 million for the three and six months ended June 30, 2006, respectively, and $264.7 million and $392.2 million for the three and six months ended June 30, 2005, respectively, was derived from the Company’s foreign operations. Of these amounts, $143.2 million and $189.0 million for the three and six months ended June 30, 2006, respectively, and $135.4 million and $203.8 million for the three and six months ended June 30, 2005, respectively, was derived from the Company’s operations in the United Kingdom. Identifiable assets of $801.9 million and $573.6 million were from the Company’s foreign operations as of June 30, 2006 and 2005, respectively, of which $452.1 million and $246.6 million were from the Company’s operations in the United Kingdom as of June 30, 2006 and 2005, respectively.

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
      Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth under Item 1A. — Risk Factors of our 2005 Form 10-K as well as other factors described herein or in our annual, quarterly and other reports we file with the SEC (collectively, “cautionary statements”). Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. We do not intend to update these forward-looking statements, except as required by applicable law.
Executive Overview
      Beginning in 2006, we have adjusted our reportable segments due to a reorganization of our business and a change in the way in which management views and manages our business. The new segments are Events, Venues and Sponsorship, and Digital Distribution. In addition, we have operations in the sports representation and other businesses, which are included under “other”.
      This has been an eventful first half of the year for all our segments. The highlights for each segment are:

Events

•	Our Events segment has been refocused on booking events for our owned and/or operated amphitheaters, theaters and clubs, rather than third-party venues. In addition, our touring group has focused on acquiring high profile tours for both our amphitheaters and third-party stadiums and arenas. We have been particularly successful at creating touring packages for our amphitheaters, combining such acts as Def Leppard and Journey, Counting Crows and Goo Goo Dolls, and John Mayer and Sheryl Crow.

•	In May 2006, we acquired a controlling interest in the touring business of a commonly owned group of companies operating under the name of Concert Productions International, or CPI, and a 50% interest in several entities in the non-touring business of CPI (collectively, the “CPI Entities”). Founded and led by entertainment industry veteran Michael Cohl, CPI provides full service global touring, having produced tours for top acts such as the Rolling Stones, Pink Floyd and U2. CPI has also developed additional revenue streams around the tours that it produces, such as VIP ticketing, fan clubs, merchandising and DVDs. CPI’s Chief Executive Officer, Michael Cohl, has also joined Live Nation’s Board of Directors. Due to the timing of this acquisition, there was no significant impact to operating income during the period.

•	In June 2006, we acquired a controlling interest in Cinq Group, LLC, which operates as TRUNK Ltd. (“Trunk Ltd.”). Trunk Ltd. is a specialty merchandise company that acquires licenses, primarily from music artists, to design, manufacture and sell merchandise through various distribution channels. This acquisition expands our artist merchandising services, further extending the live experience beyond the two-hour show.

•	Since January 2006, we have also been investing in building our touring team and our tour marketing expertise.

•	Subsequently, in July 2006, we announced that we have agreed to acquire a majority interest in Musictoday, a leader in connecting artists directly to their fans through on-line fan clubs, artist e-commerce and fulfillment and artist fan club ticketing. This is another step in adding complementary product lines to our live music and venue businesses.

Venues and Sponsorship

•	Our Venues and Sponsorship segment continued to strengthen its venue network during the first half of 2006 through acquisitions (Historic Theater Group in Minneapolis) and new operating agreements (Wembley Arena in London).

•	In June 2006, we announced that we have agreed to acquire HOB Entertainment, Inc. (“HOB”). HOB owns and/or operates ten mid-size venues under the House of Blues brand in cities such as Las Vegas, Los Angeles, Chicago and Orlando and eight amphitheaters in cities including Atlanta, Toronto, San Diego and Dallas. We currently expect this acquisition, which is subject to customary closing conditions, to close by the end of 2006.

•	We started to see improved operating results from some of the food and beverage initiatives that were implemented at the start of the year. These initiatives include additional points of sale and improved product offerings.

•	During the second quarter of 2006, we also substantially completed the staffing of our central venue management team.

Digital Distribution

•	Our Digital Distribution segment successfully launched our new website, www.livenation.com, in June 2006. The site is continuing to be refined but we are pleased with the initial results and it is already listed as the third largest entertainment/event site according to Nielsen// NetRatings.

Other

•	As part of our strategy of refocusing the business on the areas of live events and venue management, we sold other assets as noted below:

•	In the first quarter of 2006 we sold a portion of our sports representation business assets in Los Angeles. In the second quarter of 2006, we sold substantially all of the golf related assets of our sports representation business and since the end of the quarter we have sold the football and tennis divisions.

•	In April 2006, we sold our interest in a venue project (theaters in Planet Hollywood in Las Vegas) and a percentage of our interest in Phantom of the Opera in Las Vegas.
Our Separation from Clear Channel
      We were formed through acquisitions of various entertainment businesses and assets by our predecessors. On August 1, 2000, Clear Channel Communications, Inc. (“Clear Channel”) acquired our entertainment business. On August 2, 2005, we were incorporated in our current form as a Delaware corporation to own substantially all of the entertainment business of Clear Channel. On December 21, 2005, the separation of the business previously conducted by Clear Channel’s live entertainment segment and sports representation business, now comprising our business, and the distribution by Clear Channel of all of our common stock to its shareholders, was completed in a tax free spin-off (the “Distribution” or the “Separation”). Following our separation from Clear Channel, we became a separate publicly traded company on the New York Stock Exchange trading under the symbol “LYV”. In connection with the Separation, we issued, through one of our subsidiaries, $40 million of redeemable preferred stock, of which we received $20 million of the proceeds, and borrowed $325 million under a new credit agreement. We used the proceeds to repay $220 million of debt owed to Clear Channel and Clear Channel contributed to our capital the remaining balance owed them.
Basis of Presentation
      Prior to the Separation, our combined financial statements include amounts that are comprised of businesses included in the consolidated financial statements and accounting records of Clear Channel, using the historical bases of assets and liabilities of the entertainment business. Management believes the assumptions underlying the combined financial statements are reasonable. However, the combined financial statements included herein may not reflect what our results of operations, financial position and cash flows would have been had we operated as a separate, stand-alone entity during the periods presented. As a result of the Separation, we recognized the par value and additional paid-in capital in connection with the issuance of our common stock in exchange for the net assets of Clear Channel’s entertainment business contributed at that time, and we began accumulating retained earnings and currency translation adjustments upon completion of the Separation. Beginning on December 21, 2005, our consolidated financial statements include all accounts of Live Nation and our majority owned subsidiaries and also variable interest entities for which we are the primary beneficiary.
Segment Overview
      Following the Separation and the reorganization of our business, we changed our reportable segments, starting in 2006, to Events, Venues and Sponsorship, and Digital Distribution. In addition, we have operations in the sports representation and other businesses which are included under “other”. Previously, we operated in two reportable business segments: Global Music and Global Theater. In addition, previously included under “other” were our operations in the specialized motor sports, sports representation and other businesses. We have reclassified all periods presented to conform to the current period presentation.

Events
      Our Events segment principally involves the promotion and/or production of live music shows, theatrical performances and specialized motor sports events in our owned and/or operated venues and in rented third-party venues. While our Events segment operates year-round, we experience higher revenues during the second and third quarters due to the seasonal nature of shows at our outdoor amphitheaters and international festivals, which primarily occur May through September.
      As a promoter or presenter, we typically book performers, arrange performances and tours, secure venues, provide for third-party production services, sell tickets and advertise events to attract audiences. We earn revenues primarily from the sale of tickets and pay performers under one of several formulas, including a fixed guaranteed amount and/or a percentage of ticket sales or show profits. For each event, we either use a venue we own or operate, or rent a third-party venue. Revenues are generally related to the volume of ticket sales and ticket prices. Event costs, included in direct operating expenses, such as artist and production service expenses, are typically substantial in relation to the revenues. As a result, significant increases or decreases in promotion revenue do not typically result in comparable changes to operating income. In the case of our amphitheaters, the Events segment typically experiences losses related to the promotion of the event. These losses are offset by the ancillary and sponsorship profits generated by the Venues and Sponsorship segment and the ticket rebates recorded in the Digital Distribution segment.
      As a producer, we generally hire artistic talent, develop sets and coordinate the actual performances of the events. We produce tours on a global, national and regional basis. We generate revenues by sharing in a percentage of event or tour profits primarily related to the sale of tickets, merchandise and event and tour sponsorships. These production revenues are generally related to the size and profitability of the production. Artist and production costs, included in direct operating expenses, are typically substantial in relation to the revenues. As a result, significant increases or decreases in revenue related to these productions do not typically result in comparable changes to operating income.
      In addition to the above, we provide various services to artists including marketing, advertising production services, merchandise distribution and DVD/ CD production and distribution.
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

Consolidated and Combined Results of Operations

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2006	2005	% Change	2006	2005	% Change
(in thousands)
Revenue	$768,230	$741,691	4%	$1,284,797	$1,186,174	8%
Operating expenses:
Direct operating expenses	604,779	583,318	4%	982,611	897,952	9%
Selling, general and administrative expenses	129,187	120,227	7%	245,203	243,258	1%
Depreciation and amortization	16,306	15,282	7%	31,311	30,759	2%
Gain on sale of operating assets	(1,682)	(260)	**	(9,410)	(617)	**
Corporate expenses	7,958	7,866	1%	15,337	27,090	43%

Operating income (loss)	11,682	15,258	(23%)	19,745	(12,268)	—
Interest expense	8,348	875		16,161	1,494
Interest expense with Clear Channel Communications	—	10,827		—	22,015
Interest income	4,496	459		5,976	944
Equity in earnings (loss) of nonconsolidated affiliates	1,478	(2,129)		3,302	(1,619)
Other income (expense) — net	5,728	(269)		4,009	190

Income (loss) before income taxes	15,036	1,617		16,871	(36,262)
Income tax benefit (expense):
Current	(5,884)	5,370		(6,051)	17,521
Deferred	530	(6,017)		(21)	(3,016)

Net income (loss)	$9,682	$970		$10,799	$(21,757)

Note:	Non-cash compensation expense of $0.3 million and $0.4 million is included in corporate expenses and selling, general and administrative expenses, respectively, for the three months ended June 30, 2006, and $0.8 million and $0.8 million is included in corporate expenses and selling, general and administrative expenses, respectively, for the six months ended June 30, 2006. For the three months and six months ended June 30, 2005, expense of $0.4 million and $0.7 million, respectively, was included in corporate expenses and was based on an allocation from Clear Channel related to issuance of Clear Channel stock awards above fair value.

**	Percentages are not meaningful.

Revenue
      Our revenue increased $26.5 million, or 4%, during the three months ended June 30, 2006 as compared to the same period of the prior year primarily due to increases in revenues of our Events and Venues and Sponsorship segments of $17.9 million and $8.0 million, respectively. Included in the increase in revenue for the three months ended June 30, 2006 was approximately $2.5 million from increases in foreign exchange rates as compared to the same period of 2005.
      Our revenue increased $98.6 million, or 8%, during the six months ended June 30, 2006 as compared to the same period of the prior year primarily due to increases in revenues of our Events, Venues and Sponsorship and Digital Distribution segments of $95.8 million, $11.0 million and $3.6 million, respectively, partially offset by a decrease in our other operations of $13.4 million. Included in the increase in revenue for the six months ended June 30, 2006 was approximately $6.6 million of decreases in revenue from decreases in foreign exchange rates as compared to the same period of 2005.

Direct operating expenses
      Our direct operating expenses increased $21.5 million, or 4%, during the three months ended June 30, 2006 as compared to the same period of the prior year primarily due to increases in direct operating expenses in our Events and Venues and Sponsorship segments of $16.0 million and $6.4 million, respectively. Included in the increase in direct operating expenses for the three months ended June 30, 2006 was approximately $2.4 million from increases in foreign exchange rates as compared to the same period of 2005.
      Our direct operating expenses increased $84.7 million, or 9%, during the six months ended June 30, 2006 as compared to the same period of the prior year primarily due to increases in direct operating expenses in our Events and Venues and Sponsorship segments of $83.5 million and $6.6 million, respectively, partially offset by a decrease in our other operations of $6.8 million. Included in the increase in direct operating expenses for the six months ended June 30, 2006 was approximately $3.4 million of decreases in direct operating expenses from decreases in foreign exchange rates as compared to the same period of 2005.
      Direct operating expenses include show related marketing and advertising expenses along with other costs.

Selling, general and administrative expenses
      Our selling, general and administrative expenses increased $9.0 million, or 7%, during the three months ended June 30, 2006 as compared to the same period of the prior year primarily due to increases in selling, general and administrative expenses of our Events and Venues and Sponsorship segments of $4.8 million and $4.2 million, respectively. Included in the increase in selling, general and administrative expenses for the three months ended June 30, 2006 was approximately $0.5 million of decreases in selling, general and administrative expenses from decreases in foreign exchange rates as compared to the same period of 2005.
      Our selling, general and administrative expenses increased $1.9 million, or 1%, during the six months ended June 30, 2006 as compared to the same period of the prior year primarily due to increases in selling, general and administrative expenses of our Venues and Sponsorship and Digital Distribution segments of $11.6 million and $3.4 million, respectively, offset by decreases in our Events segment and other operations of $8.1 million and $5.0 million, respectively. Included in the increase in selling, general and administrative expenses for the six months ended June 30, 2006 was approximately $3.6 million of decreases in selling, general and administrative expenses from decreases in foreign exchange rates as compared to the same period of 2005.

Depreciation and amortization
      Our depreciation and amortization increased $1.0 million, or 7%, during the three months ended June 30, 2006 as compared to the same period of the prior year primarily due to an increase in depreciation and amortization of our Venues and Sponsorship segment.
      Our depreciation and amortization increased $0.6 million, or 2%, during the six months ended June 30, 2006 as compared to the same period of the prior year primarily due to an increase in depreciation and amortization of our Venues and Sponsorship segment of $2.2 million, partially offset by decreases in our other and corporate operations of $0.8 million and $0.9 million, respectively.

Gain on sale of operating assets
      Our gain on sale of operating assets increased $1.4 million during the three months ended June 30, 2006 as compared to the same period of the prior year primarily due to a gain recorded in 2006 related to prepaid production assets, theatrical productions and investments in nonconsolidated affiliates that were sold.
      Our gain on sale of operating assets increased $8.8 million during the six months ended June 30, 2006 as compared to the same period of the prior year primarily due to gains recorded in 2006 on the sale of a portion of our sports representation business assets located in Los Angeles and the sale of prepaid production assets, theatrical productions and investments in nonconsolidated affiliates.

Corporate expenses
      Corporate expenses decreased $11.8 million, or 43%, during the six months ended June 30, 2006 as compared to the same period of the prior year primarily as a result of a $12.5 million decline in litigation contingencies and expenses during 2006 due to a case settled in 2005.

Interest expense
      Interest expense increased $7.5 million during the three months ended June 30, 2006 as compared to the same period of the prior year primarily due to interest expense related to our term loan and redeemable preferred stock, which did not exist in the second quarter of 2005.
      Interest expense increased $14.7 million during the six months ended June 30, 2006 as compared to the same period of the prior year primarily due to interest expense related to our term loan, redeemable preferred stock and loan from the Mean Fiddler minority interest holder, which did not exist in the first six months of 2005.
      Our debt balances, including redeemable preferred stock, and weighted average cost of debt were $406.9 million and 8.03%, respectively, at June 30, 2006, and $21.5 million and 7.62%, respectively, at June 30, 2005.

Interest expense with Clear Channel Communications
      Interest expense with Clear Channel Communications decreased $10.8 million and $22.0 million during the three and six months ended June 30, 2006, respectively, as compared to the same periods of the prior year as this debt was repaid to, or contributed to our capital by, Clear Channel on December 21, 2005. Our debt balance and weighted average cost of debt at June 30, 2005 was $642.7 million and 7.0%, respectively.

Interest income
      Interest income increased $4.0 million and $5.0 million during the three and six months ended June 30, 2006, respectively, as compared to the same periods of the prior year primarily due to interest income earned on excess cash invested in money market funds and other short-term investments.

Equity in earnings (loss) of nonconsolidated affiliates
      Equity in earnings (loss) of nonconsolidated affiliates increased $3.6 million and $4.9 million during the three and six months ended June 30, 2006, respectively, as compared to the same periods of the prior year primarily due to an increase in earnings from our investments in Marek Lieberberg Konzertagentur, Broadway in Chicago and NBC-Live Nation Ventures, LLC. Additionally, in 2005 we recorded an impairment write-down of $2.5 million on an investment with no similar write-down in 2006.

Other income (expense) — net
      The principal components of other income (expense) — net, for the applicable periods, were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005
(in thousands)
Minority interest income (expense)	$(151)	$(398)	$684	$(571)
Other — net	5,879	129	3,325	761

Other income (expense) — net	$5,728	$(269)	$4,009	$190

      Minority interest income (expense) increased $1.3 million during the six months ended June 30, 2006 as compared to the same period of the prior year primarily due to the acquisition of a 50.1% interest in Mean Fiddler during the third quarter of 2005. Mean Fiddler generates the majority of its operating income during the third quarter. In addition, we sold a 49.9% interest in our production of Phantom of the Opera in Las Vegas during the second quarter of 2006 which experienced operating losses prior to opening. The increase is partially offset by an impairment write-down in June 2006 of the minority interest receivable for a venue operation company in Spain.
      Other — net increased $5.8 million and $2.6 million during the three and six months ended June 30, 2006, respectively, as compared to the same periods of the prior year primarily due to a fee received on the sale of land in Ireland during the second quarter of 2006. Increase for the six months ended June 30, 2006 is partially offset by a loss recorded in the value of stock investments during 2006 received, or to be received, as part of a contractual obligation which will be completed by the first quarter of 2007.

Income Taxes
      Based on current information, we expect our effective tax rate to be 36% for 2006 compared to an effective tax rate of 40% in 2005. This represents a net tax expense of $5.4 million and $0.6 million for the three months ended June 30, 2006 and 2005, respectively, and a net tax expense of $6.1 million for the six months ended June 30, 2006 as compared to a net tax benefit of $14.5 million for the six months ended June 30, 2005. The net increase in tax expense is primarily attributable to increases in income (loss) before income taxes. Our effective tax rate is higher than the U.S. statutory rate of 35% due primarily to nondeductible expenses, state income taxes, tax reserves and a significant portion of our full year earnings being subject to tax in countries other than the United States. The 2006 effective tax rate is computed based on estimates of the full year earnings.
Events Results of Operations
      Our Events segment operating results were as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2006	2005	% Change	2006	2005	% Change
(in thousands)
Revenue	$594,122	$576,174	3%	$1,016,382	$920,542	10%
Direct operating expenses	559,283	543,237	3%	912,366	828,844	10%
Selling, general and administrative expenses	56,587	51,782	9%	109,974	118,078	(7%)
Depreciation and amortization	2,523	2,187	15%	4,519	4,511	0%
Gain on sale of operating assets	(1,780)	(68)	**	(1,793)	(110)	**

Operating loss	$(22,491)	$(20,964)	7%	$(8,684)	$(30,781)	(72%)

**	Percentages are not meaningful.

Three Months
      Events revenue increased $17.9 million, or 3%, during the three months ended June 30, 2006 as compared to the same period of the prior year primarily due to the timing of the Werchter festival in Belgium which took place earlier in 2006, a slight increase in the number of amphitheater events and attendance, and an increase in the number of global theater events in the second quarter of 2006 as compared to the second quarter of 2005. Partially offsetting this increase was a decline in both the number of domestic music events held in theaters and a decline in domestic festival revenues following our exit from a number of unprofitable festivals held in 2005.
      Events direct operating expenses increased $16.0 million, or 3%, during the three months ended June 30, 2006 as compared to the same period of the prior year primarily due to the timing of the Werchter festival and an increase in the number of global theater events as discussed above. In addition, direct operating expenses increased due to the pre-opening costs related to our production of Phantom of the Opera in Las Vegas during the second quarter of 2006. Partially offsetting this increase was a decline in direct operating expenses due primarily to the decline in the number of domestic music theater events noted above and the exit from a number of domestic music festivals.
      Events selling, general and administrative expenses increased $4.8 million, or 9%, during the three months ended June 30, 2006 as compared to the same period of the prior year primarily due to an increase in reserves recorded against receivables due to a vendor bankruptcy as well as increased consulting expenses related to music marketing. In addition, due to the acquisition of a 50.1% interest in Mean Fiddler during the third quarter of 2005, we have incurred additional selling, general and administrative expenses related to this business that we did not have in the prior year.
      Events gain on sale of operating assets increased $1.7 million during the three months ended June 30, 2006 as compared to the same period of the prior year primarily due to a gain recorded on the sale of theatrical assets that were sold during 2006.
      Overall, the decline in operating income for Events in the second quarter of 2006 as compared to the same period of 2005 is due primarily to the increased costs related to receivable reserves arising from a vendor bankruptcy, increased costs related to improving our marketing services and incremental selling, general and administrative expenses due to the 2005 Mean Fiddler acquisition whose principal events occur later in the year. These decreases were partially offset by an increase in operating income due to the timing of the Werchter festival in Belgium in 2006.

Six Months
      Events revenue increased $95.8 million, or 10%, during the six months ended June 30, 2006 as compared to the same period of the prior year primarily due to an increase in attendance at third-party arenas and our owned and/or operated amphitheaters for artists such as Madonna, Coldplay, and Billy Joel and our specialized motor sports events. Also driving this increase is timing and attendance at several international music festivals.
      Events direct operating expenses increased $83.5 million, or 10%, during the six months ended June 30, 2006 as compared to the same period of the prior year primarily due to an increase in attendance at third-party arenas and our owned and/or operated amphitheaters which resulted in higher talent fees. In addition, direct operating expenses increased due to the timing of several international music festivals. Partially offsetting these increases were reduced direct operating expenses due to the termination of several domestic music festivals that occurred in 2005 and reduced costs related to theatrical productions in 2006.
      Events selling, general and administrative expenses declined $8.1 million, or 7%, during the six months ended June 30, 2006 as compared to the same period of the prior year. The decrease is primarily due to a $13.4 million decline in litigation contingencies and expenses mainly due to a case settled in 2005. Partially offsetting the decline was an increase in incremental selling, general and administrative expenses due to the 2005 Mean Fiddler acquisition of $2.6 million, receivable reserves recorded due to a vendor bankruptcy and costs related to marketing services.
      Events gain on sale of operating assets increased $1.7 million during the six months ended June 30, 2006 as compared to the same period of the prior year primarily due to a gain recorded on the sale of theatrical assets that were sold in 2006.
      Overall, the decline in operating loss for Events in the first six months of 2006 as compared to the same period of 2005 is due primarily to improved operating results from music and motor sports events in third-party arenas and our domestic and international festivals, and a decrease in litigation expenses. These improvements were partially offset by the incremental selling, general and administrative expenses related to the Mean Fiddler acquisition which were not incurred in 2005 and which principally relate to events that will occur later in the year.

Venues and Sponsorship Results of Operations
      Our Venues and Sponsorship segment operating results were as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2006	2005	% Change	2006	2005	% Change
(in thousands)
Revenue	$146,772	$138,733	6%	$224,331	$213,346	5%
Direct operating expenses	46,269	39,897	16%	72,945	66,385	10%
Selling, general and administrative expenses	61,516	57,331	7%	114,577	102,969	11%
Depreciation and amortization	12,588	11,288	12%	24,800	22,595	10%
Loss (gain) on sale of operating assets	73	(174)	**	77	(303)	**

Operating income	$26,326	$30,391	(13%)	$11,932	$21,700	(45%)

**	Percentages are not meaningful.

Three Months
      Venues and Sponsorship revenue increased $8.0 million, or 6%, during the three months ended June 30, 2006 as compared to the same period of the prior year primarily due to incremental revenue of $12.6 million related to the acquisitions of Historic Theater Group venues in 2006 and Mean Fiddler venues during the third quarter of 2005 and the addition of Wembley Arena in London during the second quarter of 2006. We also experienced an increase in our owned and/or operated amphitheater results and merchandise revenue resulting primarily from an increase in attendance. However, this increase was partially offset by a decline in revenues from several of our larger domestic and international theatrical venues and one of our international arenas due to a decline in activity during 2006. In addition, sponsorship revenues declined due to the timing of completion of sponsorship sales in 2006.
      Venues and Sponsorship direct operating expenses increased $6.4 million, or 16%, during the three months ended June 30, 2006 as compared to the same period of the prior year primarily due to incremental direct operating expenses of $4.7 million related to the Mean Fiddler acquisition and Wembley Arena noted above. In addition, direct operating expenses increased related to the increase in merchandise revenue.
      Venues and Sponsorship selling, general and administrative expenses increased $4.2 million, or 7%, during the three months ended June 30, 2006 as compared to the same period of the prior year primarily due to an increase of $7.0 million in expenses including salary, rent and property tax related to the acquisitions of Historic Theater Group and Mean Fiddler and the commencement of the Wembley Arena operating agreement. We also incurred higher selling, general and administrative expenses related to building the venue management team in 2006.
      Venues and Sponsorship depreciation and amortization expense increased $1.3 million, or 12%, during the three months ended June 30, 2006 as compared to the same period of the prior year primarily due to increased depreciation related to capital expenditures to improve the audience experience at our owned and/or operated amphitheaters.
      Overall, the decrease in operating income for Venues and Sponsorship in the second quarter of 2006 as compared to the same period of 2005 is due primarily to reduced activity in several of our larger theatrical venues and an arena, a reduction in sponsorship sales, increased costs related to building the venue management team and higher depreciation expense for our domestic venues. Offsetting this decline were the improved operating results from our owned and/or operated amphitheaters.

Six Months
      Venues and Sponsorship revenue increased $11.0 million, or 5%, during the six months ended June 30, 2006 as compared to the same period of the prior year primarily due to incremental revenue of $20.7 million related to the acquisitions of Historic Theater Group venues in 2006 and Mean Fiddler venues during the third quarter of 2005 and the commencement of the Wembley Arena operating agreement during the second quarter of 2006. We also experienced an increase in our owned and/or operated amphitheater operating results and merchandise revenue driven primarily from an increase in attendance. However, these increases were partially offset by a decline in revenues from a few of our larger theaters and an arena due to weaker content and less events in 2006. In addition, sponsorship revenues declined due to the timing of completion of sponsorship sales in 2006.
      Venues and Sponsorship direct operating expenses increased $6.6 million, or 10%, during the six months ended June 30, 2006 as compared to the same period of the prior year primarily due to the Mean Fiddler venues and the Wembley Arena noted above, representing an increase of $8.3 million. In addition, direct operating expenses increased related to the increase in merchandise revenue. However, these increases were partially offset by a decline in direct operating expenses from a few of our larger theaters and an arena due to weaker content and less events in 2006.
      Venues and Sponsorship selling, general and administrative expenses increased $11.6 million, or 11%, during the six months ended June 30, 2006 as compared to the same period of the prior year primarily due to an increase of $11.6 million in expenses including salary, rent and property tax related to the acquisitions of Historic Theater Group and Mean Fiddler and the commencement of the Wembley Arena operating agreement. In addition, we incurred higher salary expense as a result of increased staffing for the venue management team.
      Venues and Sponsorship depreciation and amortization expense increased $2.2 million, or 10%, during the six months ended June 30, 2006 as compared to the same period of the prior year primarily due to increased depreciation expense related to capital expenditures to improve the audience experience at our owned and/or operated amphitheaters.
      Overall, the decrease in operating income for Venues and Sponsorship in the first six months of 2006 as compared to the same period of 2005 is due primarily to the operating results for a few of our larger theaters and an arena being down due to weaker content and less events in the first six months of 2006 and a reduction in sponsorship sales. In addition, this decrease was driven by higher costs incurred related to building the venue management team in 2006 and increased depreciation. Offsetting this decline were the improved operating results from our owned and/or operated amphitheaters and the Mean Fiddler venues.
Digital Distribution Results of Operations
      Our Digital Distribution segment operating results were as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2006	2005	% Change	2006	2005	% Change
(in thousands)
Revenue	$20,567	$17,705	16%	$31,155	$27,567	13%
Direct operating expenses	678	708	4%	927	1,101	(16%)
Selling, general and administrative expenses	2,584	734	252%	4,882	1,483	229%
Depreciation and amortization	114	87	31%	180	163	10%
Gain on sale of operating assets	—	—	—	—	—	—

Operating income	$17,191	$16,176	6%	$25,166	$24,820	1%

Three Months
      Digital Distribution revenues increased $2.9 million, or 16%, during the three months ended June 30, 2006 as compared to the same period of the prior year primarily due to additional ticket service charge rebates resulting from the increase in the number of events and attendance within our Events segment. The increase in these revenues exceeds the growth for our Events segment during the same period due to the type of events and the related service charges.
      Digital Distribution direct operating expenses remained relatively flat during the three months ended June 30, 2006 as compared to the same period of the prior year due to the small amount of direct operating expenses that are required for this segment.
      Digital Distribution selling, general and administrative expenses increased $1.8 million, or 252%, during the three months ended June 30, 2006 as compared to the same period of the prior year primarily due to increases in salary for new staff and consultant expenses related to our website and internet management.
      Overall, operating income for Digital Distribution increased slightly in the second quarter of 2006 as compared to the same period of 2005 primarily due to additional ticket service charge rebates, partially offset by the increased costs related to building the digital distribution management team and developing our on-line presence.

Six Months
      Digital Distribution revenues increased $3.6 million, or 13%, during the six months ended June 30, 2006 as compared to the same period of the prior year primarily due to additional ticket service charge rebates resulting from the increase in the number of events and attendance within our Events segment.
      Digital Distribution direct operating expenses remained relatively flat during the six months ended June 30, 2006 as compared to the same period of the prior year due to the small amount of direct operating expenses that were incurred for this segment.
      Digital Distribution selling, general and administrative expenses increased $3.4 million, or 229%, during the six months ended June 30, 2006 as compared to the same period of the prior year primarily due to increases in salary for new staff and consultant expenses related to our website and internet management.
      Overall, operating income for Digital Distribution increased slightly in the first six months of 2006 as compared to the same period of 2005 primarily due to additional ticket service charge rebates, partially offset by the increased costs related to building the digital distribution management team and developing our on-line presence.
Other Results of Operations
      Our other operating results were as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2006	2005	% Change	2006	2005	% Change
(in thousands)
Revenue	$9,735	$11,635	(16%)	$18,741	$32,132	(42%)
Direct operating expenses	1,514	2,001	(24%)	2,185	8,961	(76%)
Selling, general and administrative expenses	8,501	10,411	(18%)	15,770	20,774	(24%)
Depreciation and amortization	234	623	(62%)	469	1,264	(63%)
Loss (gain) on sale of operating assets	(36)	7	**	(7,687)	(176)	**

Operating income (loss)	$(478)	$(1,407)	66%	$8,004	$1,309	**

**	Percentages are not meaningful.

Three Months
      Other revenues decreased $1.9 million, or 16%, during the three months ended June 30, 2006 as compared to the same period of the prior year primarily due to a decrease in our sports representation business as a result of the sale of a portion of our sports representation business assets in Los Angeles.
      Other direct operating expenses decreased $0.5 million, or 24%, during the three months ended June 30, 2006 as compared to the same period of the prior year primarily due to a decrease in our sports representation business as a result of the sale of a portion of our sports representation business assets in Los Angeles.
      Other selling, general and administrative expenses decreased $1.9 million, or 18%, during the three months ended June 30, 2006 as compared to the same period of the prior year primarily due to decreases in expenses within our sports representation business resulting from the sale of a portion of our sports representation business assets early in 2006.
      Overall, the decrease in operating loss for our other operations during the second quarter of 2006 as compared to the same period of 2005 is primarily due to the sale of a portion of our sports representation business assets.

Six Months
      Other revenues decreased $13.4 million, or 42%, during the six months ended June 30, 2006 as compared to the same period of the prior year primarily due to a decrease in our sports representation business resulting from an Australian golf event managed in 2005 that we are no longer managing due to its relocation to another country. In addition, revenues declined as a result of the sale of a portion of our sports representation business assets in Los Angeles.
      Other direct operating expenses decreased $6.8 million, or 76%, during the six months ended June 30, 2006 as compared to the same period of the prior year primarily due to a decrease in our sports representation business resulting from the relocation and loss of management over the Australian golf event managed in 2005.
      Other selling, general and administrative expenses decreased $5.0 million, or 24%, during the six months ended June 30, 2006 as compared to the same period of the prior year primarily due to decreases in expenses within our sports representation business resulting from the sale of a portion of our sports representation business assets early in 2006.
      Other gain on sale of operating assets increased $7.5 million during the six months ended June 30, 2006 as compared to the same period of the prior year primarily due to a gain recorded in 2006 on the sale of a portion of our sports representation business assets located in Los Angeles.
      Overall, the increase in operating income for our other operations in the first six months of 2006 as compared to the same period of 2005 is primarily due to the gain recorded on the sale of a portion of our sports representation business assets.

Reconciliation of Segment Operating Income (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005
(in thousands)
Events	$(22,491)	$(20,964)	$(8,684)	$(30,781)
Venues and Sponsorship	26,326	30,391	11,932	21,700
Digital Distribution	17,191	16,176	25,166	24,820
Other	(478)	(1,407)	8,004	1,309
Corporate	(8,866)	(8,938)	(16,673)	(29,288)
Eliminations	—	—	—	(28)

Consolidated and combined operating income (loss)	$11,682	$15,258	$19,745	$(12,268)

Liquidity and Capital Resources
      Our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, are funded from operations or from borrowings under our senior secured credit facility described below. Our cash is currently managed on a worldwide basis. Repatriation of some of these funds could be subject to delay and could have potential tax consequences, principally with respect to withholding taxes paid in foreign jurisdictions which do not give rise to a tax benefit in the United States due to our current inability to realize foreign tax credits.
      Our historical balance sheet reflects cash and cash equivalents of $603.4 million and current and long-term debt of $366.9 million at June 30, 2006, and cash and cash equivalents of $403.7 million and current and long-term debt of $366.8 million at December 31, 2005. These debt balances do not include our outstanding redeemable preferred stock.
      In June 2006, we agreed to acquire HOB Entertainment, Inc. through a merger transaction for $350 million in cash. We currently expect the transaction, which is subject to customary closing conditions, to close by the end of 2006. We believe that we will be able to fund this acquisition with a combination of existing cash and available borrowings under our existing senior secured credit facility. We are also exploring additional financing alternatives. However, if we do not pursue, or are unable to secure, additional financing, this could limit our ability to fund general working capital requirements and capital expenditures in the near future.
      We may need to incur additional debt or issue equity to make other strategic acquisitions or investments. We cannot assure that such financing will be available to us on acceptable terms or that such financing will be available at all. Our ability to issue additional equity may be constrained because our issuance of additional stock may cause the Distribution to be taxable under section 355(e) of the Internal Revenue Code, and, under our tax matters agreement with Clear Channel, we would be required to indemnify Clear Channel against the tax, if any. We may make significant acquisitions in the near term, subject to limitations imposed by our financing documents, market conditions and the tax matters agreement.
      We generally receive cash related to ticket revenues in advance of the event, which is recorded in deferred income until the event occurs. With the exception of some upfront costs and artist deposits, which are recorded in prepaid expenses until the event occurs, we pay the majority of event related expenses at or after the event.
      Our intra-year cash fluctuations are impacted by the seasonality of our various businesses. Examples of seasonal effects include our Events segment, which reports the majority of its revenues in the second and third quarters, while our Venues and Sponsorship segment reports the majority of its revenues in the second, third and fourth quarters of the year. Cash inflows and outflows depend on the timing of event-related payments but the majority of the inflows generally occur prior to the event. See “— Seasonality” below. We believe that we have sufficient financial flexibility to fund these fluctuations and to access the global capital markets on satisfactory terms and in adequate amounts, although there can be no assurance that this will be the case. We expect cash flow from operations and borrowings under our senior secured credit facility, along with potential additional financing alternatives, to satisfy working capital, capital expenditure and debt service requirements for at least the succeeding year.
Sources of Cash

Senior Secured Credit Facility
      We have a $610 million multi-currency senior secured credit facility consisting of a $325 million term loan and a $285 million revolving credit facility. The revolving credit facility provides for borrowings up to the amount of the facility with sub-limits of up to $235 million to be available for the issuance of letters of credit and up to $100 million to be available for borrowings in foreign currencies. The term loan portion of the credit facility matures in June 2013. We are required to make minimum quarterly principal repayments under the term loan of approximately $3.2 million per year through March 2013, with the remaining balance due at maturity. We are required to prepay the outstanding term loan, subject to certain exceptions and conditions, from certain asset sale proceeds and casualty and condemnation proceeds that we do not reinvest within a 365-day period or from additional debt issuance proceeds. The revolving credit portion of the credit facility matures in June 2012. During the three and six months ended June 30, 2006, we made principal payments totaling $0.8 million and $1.6 million, respectively, on the term loan. At June 30, 2006, the outstanding balances on the term loan and revolving credit facility were $323.4 million and $0, respectively. Taking into account letters of credit of $101.4 million, $183.6 million was available for future borrowings.

Redeemable Preferred Stock
      As part of the Separation, one of our subsidiaries sold 200,000 shares of Series A (voting) mandatorily Redeemable Preferred Stock to third-party investors and issued 200,000 shares of Series B (non-voting) mandatorily Redeemable Preferred Stock to Clear Channel who then sold this Series B Redeemable Preferred Stock to third-party investors. We did not receive any of the proceeds from the sale of the Series B Redeemable Preferred Stock sold by Clear Channel. As of June 30, 2006, we had 200,000 shares of Series A Redeemable Preferred Stock and 200,000 shares of Series B Redeemable Preferred Stock outstanding (collectively, the “Preferred Stock”) with an aggregate liquidation preference of $40 million. The Preferred Stock accrues dividends at 13% per annum and is mandatorily redeemable on December 21, 2011, although we are obligated to make an offer to repurchase the Preferred Stock at 101% of the liquidation preference in the event of a change of control.

Guarantees of Third-Party Obligations
      As of June 30, 2006, we guaranteed the debt of third parties of approximately $1.1 million, primarily related to maximum credit limits on employee and tour related credit cards.

Disposal of Assets
      During the six months ended June 30, 2006, we received $36.7 million of proceeds primarily related to the sale of certain prepaid production assets, theatrical productions and investments in nonconsolidated affiliates and portions of our sports representation business assets.

Debt Covenants
      The significant covenants on our $610 million, multi-currency senior secured credit facility relate to total leverage, senior leverage, interest coverage, and capital expenditures contained and defined in the credit agreement. The leverage ratio covenant requires us to maintain a ratio of consolidated total indebtedness minus unrestricted cash and cash equivalents, up to a maximum of $150 million (all as defined by the credit agreement), to consolidated earnings-before-interest-taxes-depreciation-and-amortization (as defined by the credit agreement, “Consolidated EBITDA”) of less than 4.5x through December 31, 2008, and less than 4.0x thereafter, provided that aggregated subordinated indebtedness is less than $25 million. The senior leverage covenant, which is only applicable provided aggregate subordinated indebtedness is greater than $25 million, requires us to maintain a ratio of consolidated senior indebtedness to Consolidated EBITDA of less than 3.0x. The interest coverage covenant requires us to maintain a minimum ratio of Consolidated EBITDA to cash interest expense (as defined by the credit agreement) of 2.5x. The capital expenditure covenant limits annual capital expenditures (as defined by the credit agreement) to $125 million or less through December 31, 2006, and $110 million or less thereafter. In the event that we do not meet these covenants, we are considered to be in default on the credit facilities at which time the credit facilities may become immediately due. This credit facility contains a cross default provision that would be triggered if we were to default on any other indebtedness greater than $10 million.
      Our other indebtedness does not contain provisions that would make it a default if we were to default on our credit facilities.
      The fee we pay on borrowings on our $325 million senior term loan is 2.25% above LIBOR. The fees we pay on our $285 million multi-currency revolving credit facility depend on our total leverage ratio. Effective April 4, 2006, our fees on borrowings reduced from 1.75% to 1.50% above LIBOR and from .375% to .25% on the total remaining availability on the revolving credit facility. In the event our leverage ratio improves, the fees on revolving credit borrowings and the unused availability decline gradually to .75% and .25%, respectively, at a total leverage ratio of less than, or equal to, 1.25x.
      We believe there are no other agreements that contain provisions that trigger an event of default upon a change in long-term debt ratings that would have a material impact on our financial statements.
      At June 30, 2006, we were in compliance with all debt covenants. We expect to remain in compliance with all of our debt covenants throughout 2006.
Uses of Cash

Acquisitions
      During the six months ended June 30, 2006, our Venues and Sponsorship segment used $2.0 million in cash, primarily for our acquisition of an interest in Historic Theatre Group. Historic Theatre Group operates three theaters in the Minneapolis area that primarily host theatrical performances. In addition, our Events segment used $2.0 million in cash, primarily for our acquisitions of an interest in Angel Festivals Limited, a dance festival promotion company; an interest in Trunk Ltd., a specialty merchandise company; and interests in several Concert Productions International entities, which engage in full service global tours, provide certain artist services and invest in theatrical productions.

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

      Our capital expenditures consisted of the following:

	Six Months Ended
	June 30,

	2006	2005
(in thousands)
Maintenance expenditures	$23,687	$26,313
New venue expenditures	8,280	23,578

Total capital expenditures	$31,967	$49,891

      While maintenance expenditures for the first six months of 2006 reflect a decrease over the same period of the prior year, we expect the level of maintenance expenditures for the full year to remain consistent with 2005 total expenditures. We continue to improve the audience experience at our owned and/or operated amphitheaters with much of this work being done before and after the summer concert series.
      New venue expenditures declined during the first six months of 2006 primarily due to the timing of capital expenditures associated with the development and renovation of five venues, three of which were completed in 2005. In addition, in May 2006, we sold one of these venue projects which would have required us to incur capital expenditures to build-out this venue. This sale relieves us of these future capital expenditure commitments and reimburses us for capital expenditures to date on this venue. However, we expect to continue to incur additional costs in 2006 related to the build-out or renovation of other venues.

Share Repurchase Program
      Our Board of Directors authorized a $150 million share repurchase program in December 2005. As of July 31, 2006, 3.4 million shares have been repurchased for an aggregate purchase price of $42.7 million, including commissions and fees, with an average purchase price of $12.65 per share. From January 1, 2006 to July 31, 2006, we repurchased 1.9 million shares of our common stock for an aggregate purchase price of $24.7 million, including commissions and fees.
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
Cash Flows

	Six Months Ended
	June 30,

	2006	2005
(in thousands)
Cash provided by (used in):
Operating activities	$204,139	$75,347
Investing activities	$16,890	$(49,785)
Financing activities	$(29,840)	$42,655

Operating Activities
      Cash provided by operations was $204.1 million for the six months ended June 30, 2006 as compared to $75.3 million for the six months ended June 30, 2005. The $128.8 million increase in cash provided by operations primarily resulted from an increase in net income, adjusted for non-cash charges and non-operating activities, changes in escrow cash balances and changes in the event related operating accounts which are dependent on the number and size of events on-going at period end. We held less cash in escrow during the first six months of 2006 as compared to the same period of the prior year due primarily to the acquisition of

Mean Fiddler in the third quarter of 2005. In addition, we received more cash from advance ticket sales, based on the timing and number of events going on sale during the first six months of 2006 as compared to the same period of 2005, thus resulting in an increase to cash provided by operations. Conversely, we paid more accrued expenses in the first six months of 2006 as compared to the same period of 2005, including event related costs, resulting in a decrease to cash provided by operations.

Investing Activities
      Cash provided by investing activities was $16.9 million for the six months ended June 30, 2006, compared to cash used in investing activities of $49.8 million for the six months ended June 30, 2005. The $66.7 million increase in cash provided by investing activities was primarily due to $36.7 million of proceeds received from the sale of certain prepaid production assets, theatrical productions and investments in nonconsolidated affiliates and portions of our sports representation business assets. In 2006, we received $15.3 million from a minority interest partner in advance of certain capital expenditures. Finally, our capital expenditures declined during the first six months of 2006 as compared to the same period of the prior year due to the timing of five venue development and renovation projects, three of which were completed in 2005.

Financing Activities
      Cash used in financing activities was $29.8 million for the six months ended June 30, 2006, compared to cash provided by financing activities of $42.7 million for the six months ended June 30, 2005. The $72.5 million increase in cash used in financing activities was primarily a result of Clear Channel no longer funding our working capital requirements subsequent to the Separation and also due to repurchases of our common stock.
Seasonality
      For financial statement purposes, our Events segment typically experiences operating losses in the second and third quarters due to the timing of the live music events, especially domestically, where artist performance fees and other costs typically exceed ticket revenues. These losses are offset by higher operating income in the second and third quarters in our Venues and Sponsorship segment as our outdoor venues are primarily used in, and our sponsorship fulfillment is higher during, May through September. In addition, the timing of tours of top grossing acts can impact comparability of quarterly results year over year, although annual results may not be impacted.
      Cash flows from the Events segment typically have a slightly different seasonality as advance payments are often made for artist performance fees and production costs in advance of the date the related event tickets go on sale. These artist fees and production costs are expensed when the event occurs. Once tickets for an event go on sale, we begin to receive payments from ticket sales, still in advance of when the event occurs. We record these ticket sales as revenue when the event occurs.
Market Risk
      We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates.

Foreign Currency Risk
      We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported operating income of $9.0 million for the six months ended June 30, 2006. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the six months ended June 30, 2006 by $0.9 million. As of June 30, 2006, our primary foreign exchange exposure included the Euro, British Pound, Swedish Kroner and Canadian Dollar.

      This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities.
      Occasionally, we will use forward currency contracts to reduce our exposure to foreign currency risk. The principal objective of such contracts is to minimize the risks and/or costs associated with artist fee commitments. At June 30, 2006, we had $35.2 million outstanding in forward currency contracts.

Interest Rate Risk
      Our market risk is also affected by changes in interest rates. We had $366.9 million total debt outstanding as of June 30, 2006, of which $161.7 million was variable rate debt.
      Based on the amount of our floating-rate debt as of June 30, 2006, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $0.4 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of June 30, 2006 with no subsequent change in rates for the remainder of the period.
      We currently use interest rate swaps and other derivative instruments to reduce our exposure to market risk from changes in interest rates. We do not intend to hold or issue interest rate swaps for trading purposes. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. We formally document all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. We formally assess, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If a derivative ceases to be a highly effective hedge, we discontinue hedge accounting. We account for our derivative instruments that are not designated as hedges at fair value with changes in fair value recorded in current earnings during the period of change.
      For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in the same line item associated with the hedged item in current earnings during the period of the change in fair values (for example, in interest expense when the hedged item is fixed-rate debt). For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (for example, in interest expense when the hedged transactions are interest cash flows associated with floating-rate debt). The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in other income (expense) — net in current earnings during the period of change. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign currency, the gain or loss is reported in other comprehensive income as part of the cumulative translation adjustment to the extent it is effective. Any ineffective portions of net investment hedges are recognized in other income (expense) — net in current earnings during the period of change.
      In March 2006, we entered into two separate interest rate swaps for which we purchased a series of interest rate caps and sold a series of interest rate floors with a $162.5 million aggregate notional amount that effectively converts a portion of our floating-rate debt to a fixed-rate basis. These agreements expire in March 2009. The fair value of these agreements at June 30, 2006 was an asset of $1.9 million. These agreements were put in place to eliminate or reduce the variability of a portion of the cash flows from the interest payments related to the senior secured credit facility. The terms of the senior secured credit facility required that an interest rate swap be put in place for at least 50% of the outstanding debt and for at least three years.
Ratio of Earnings to Fixed Charges
      The ratio of earnings to fixed charges is as follows:

Six Months Ended June 30,		Year Ended December 31,

2006	2005	2005	2004	2003	2002	2001

1.29	0.35	0.41	1.11	1.67	1.29	*

*	For the year ended December 31, 2001, fixed charges exceeded earnings before income taxes and fixed charges by $262.0 million.
      The ratio of earnings to fixed charges was computed on a total enterprise basis. Earnings represent income from continuing operations before income taxes less equity in undistributed net income (loss) of unconsolidated affiliates plus fixed charges. Fixed charges represent interest, amortization of debt discount and expense, and the estimated interest portion of rental charges.
Recent Accounting Pronouncements
      In February 2006, the FASB issued FASB Staff Position No. FAS 123(R)-4, Contingent Cash Settlement (“FSP FAS 123(R)-4”). FSP FAS 123(R)-4 requires companies to classify employee stock options and similar instruments with contingent cash settlement features as equity awards under FASB Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”), provided that (i) the contingent event that permits or requires cash settlement is not considered probable of occurring and is not within the control of the employee and (ii) the award includes no other features that would require liability classification. We considered FSP FAS123(R)-4 with our implementation of Statement 123(R), and determined it had no impact on our financial position or results of operations.
      In April 2006, the FASB issued FASB Staff Position FIN 46(R)-6, Determining the Variability to be Considered When Applying FASB Interpretation No. 46(R) (“FSP FIN 46(R)-6”). FSP FIN 46(R)-6 addresses the approach to determine the variability to consider when applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”). The variability that is considered in applying FIN 46(R) may affect (i) the determination as to whether the entity is a variable interest entity, (ii) the determination of which interests are variable interest in the entity, (iii) if necessary, the calculation of expected losses and residual returns of the entity, and (iv) the determination of which party is the primary beneficiary of the variable interest entity. We will adopt FSP FIN 46(R)-6 on July 1, 2006 and do not anticipate adoption to materially impact our financial position or results of operations.
      In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 creates a single model to address uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of FIN 48 on our financial position and results of operations.
      In June 2006, the Emerging Issues Task Force (“EITF”) ratified the consensus reached in Issue 06-3 — How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). EITF 06-3 is applicable to all taxes that are externally imposed on a revenue producing transaction between a seller and a customer. EITF 06-3 concludes that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to EITF 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. EITF 06-3 is effective for the first interim reporting period beginning after December 15, 2006, with early application of this guidance permitted. We adopted EITF 06-3 on June 30, 2006, and have added the required disclosures to reflect our policy on presenting taxes on a net basis.
Stock Option Accounting
      We adopted Statement 123(R), which is a revision of FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”) effective January 1, 2006. Statement 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amends FASB Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. In accordance with Statement 123(R), we continue to use the Black-Scholes option pricing model to estimate the fair value of our stock options at the date of grant. Pro forma disclosure is no longer an alternative. We chose the modified-prospective application of Statement 123(R) and recorded $0.5 million and $1.0 million of non-cash compensation expense during the three and six months ended June 30, 2006. We expect that future periods of 2006 will be impacted by similar amounts until additional stock option grants are approved. The total amount of compensation costs not yet recognized related to nonvested stock options at June 30, 2006 is $6.7 million with a weighted average period over which it is expected to be recognized of 5 years.
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

Revenue Recognition
      Revenue from the presentation and production of an event is recognized after the performance occurs upon settlement of the event. Revenue collected in advance of the event is recorded as deferred income until the event occurs. Revenue collected from sponsorships and other revenue, which is not related to any single event, is classified as deferred income and generally amortized over the operating season or the term of the contract.
      We believe that the credit risk with respect to trade receivables is limited due to the large number and the geographic diversification of our customers.
      We account for taxes that are externally imposed on revenue producing transactions on a net basis, as a reduction to revenue.

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

Income Taxes
      We account for income taxes using the liability method in accordance with FASB Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if we believe it is more likely than not that some portion or the entire asset will not be realized. As all earnings from our foreign operations are permanently reinvested and not distributed, our income tax provision does not include additional U.S. taxes on foreign operations. It is not practical to determine the amount of federal income taxes, if any, that might become due in the event that the earnings were distributed.
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
      Based on their evaluation as of June 30, 2006, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
      We initiated a lawsuit in July 2003 in the State Court of Santa Clara County, California against the City of Mountain View and Shoreline Regional Park Community, seeking declaratory judgment, specific performance and injunctive relief and remedies for breach of contract, inverse condemnation and indemnification as a result of the defendants’ failure to provide parking lots and calculate rent payments in accordance with our lease agreement with the defendants. The defendants in that suit counterclaimed against us seeking accounting and declaratory judgment and alleging theft, conversion, false claims, breach of contract, and racketeering relating to our payments under the lease agreement. Effective May 10, 2006, the parties entered into a settlement agreement, which does not constitute an admission of wrongdoing or liability by us. This settlement of the litigation was fully accrued for in our results of operations during 2005 and the first quarter of 2006. In addition, the parties entered into an amended lease agreement related to this amphitheater. The new lease includes fixed annual rent payments and an additional rent amount prepaid in the second quarter of 2006 which will be amortized on a straight-line basis over the life of the new lease.
      We were a defendant in a lawsuit filed by Melinda Heerwagen on June 13, 2002, in the U.S. District Court for the Southern District of New York. The plaintiff, on behalf of a putative class consisting of certain concert ticket purchasers, alleged that anti-competitive practices for concert promotion services by us nationwide caused artificially high ticket prices. On August 11, 2003, the Court ruled in our favor, denying the plaintiff’s class certification motion. The plaintiff appealed this decision to the U.S. Court of Appeals for the Second Circuit. On January 10, 2006, the U.S. Court of Appeals for the Second Circuit affirmed the ruling in our favor by the District Court. On January 17, 2006, the plaintiff filed a Notice of Voluntary Dismissal of her action in the Southern District of New York.
      We are a defendant in twenty putative class actions filed by different named plaintiffs in various U.S. District Courts throughout the country. The claims made in these actions are substantially similar to the claims made in the Heerwagen action, except that the geographic markets alleged are regional, statewide or more local in nature, and the members of the putative classes are limited to individuals who purchased tickets to concerts in the relevant geographic markets alleged. We have filed our answers in some of these actions, and we have denied liability. On December 5, 2005, we filed a motion before the Judicial Panel on Multidistrict Litigation to transfer these actions and any similar ones commenced in the future to a single federal district court for coordinated pre-trial proceedings. On April 17, 2006, the Panel granted our motion and ordered the consolidation and transfer of the actions to the U.S. District Court for the Central District of California. We intend to vigorously defend all claims in all of the actions.
      From time to time, we are involved in other legal proceedings arising in the ordinary course of our business, including proceedings and claims based upon violations of antitrust laws and tortious interference, which could cause us to incur significant expenses. We also have been the subject of personal injury and wrongful death claims relating to accidents at our venues in connection with our operations. As required, we have accrued our estimate of the probable settlement or other losses for the resolution of any outstanding claims. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. In addition, under our agreements with Clear Channel, we have assumed and will indemnify Clear Channel for liabilities related to our business for which they are a party in the defense.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
      The following table sets forth certain information about the shares of our common stock we repurchased during the three months ended June 30, 2006.

				Maximum Dollar
			Total Number	Value of Shares
	Total Number		of Shares Purchased	that May Yet
	of Shares	Average Price	as Part of Publicly	Be Purchased
Period	Repurchased(1)	Paid per Share	Announced Program	Under the Program

April 1 - April 30	—	$—	—	$107,331,764
May 1 - May 31	—	$—	—	$107,331,764
June 1 - June 30	—	$—	—	$107,331,764

(1)	On December 22, 2005, we publicly announced that our Board of Directors authorized a $150 million share repurchase program effective immediately. The repurchase program is authorized through December 31, 2006, although the program may be suspended or discontinued at any time prior to that date.
      As of July 31, 2006, 3.4 million shares had been repurchased for an aggregate purchase price of $42.7 million, including commissions and fees, under the repurchase program.

Item 3.	Defaults Upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 5.	Other Information
Amendment of Employment Agreement of Alan Ridgeway
      On August 8, 2006, the Compensation Committee of the Board of Directors of Live Nation, Inc. approved an amendment (the “Amendment”) to the employment agreement (the “Ridgeway Agreement”) of Alan Ridgeway (“Ridgeway”), which was entered into on November 28, 2005 by Ridgeway and Live Nation Worldwide, Inc. (formerly known as SFX Entertainment, Inc. d/b/a Clear Channel Entertainment) (referred to in this Item 5 of Form 10-Q as the “Company”), a subsidiary of Live Nation, Inc. Pursuant to the Ridgeway Agreement, Ridgeway serves as the Chief Financial Officer of the Company. The Amendment provides that the Company will pay to Ridgeway $1,000,000 as a retention bonus (the “Retention Bonus”), which will be offset against any Performance Bonuses (as defined in the Ridgeway Agreement) subsequently earned by Ridgeway under the Ridgeway Agreement. If Ridgeway is still employed with the Company as of December 31, 2010 (the “Target Date”), any remaining Retention Bonus that has not been so offset (“Unearned Portion of the Retention Bonus”) will be deemed earned by Ridgeway. If Ridgeway’s employment is terminated prior to the Target Date, any remaining Unearned Portion of the Retention Bonus will be (i) repayable to the Company within ten business days of such termination, if Ridgeway’s employment is terminated by the Company for “Cause” or by Ridgeway without “Good Reason” (as both terms are defined in the Ridgeway Agreement), or (ii) deemed earned by Ridgeway, if Ridgeway’s employment is terminated by the Company without “Cause,” by Ridgeway with “Good Reason,” or due to his death or disability.
      This disclosure, which would otherwise be reported under Item 1.01 of Form 8-K, is being made under this Item 5 of Form 10-Q in lieu of filing a Form 8-K. The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q, and to the Ridgeway Agreement, which was filed as Exhibit 10.11 to Live Nation Inc.’s Form 10/A3, filed on November 30, 2005.
Employment Agreement of Charles Walker
      On May 5, 2006, we filed a Current Report on Form 8-K reporting that the Company entered into an employment agreement with Charles Walker (the “Walker Agreement”), pursuant to which Mr. Walker serves as our President of North America Music. We attached the Walker Agreement as Exhibit 10.1 to that Form 8-K, but it was later determined that the Walker Agreement filed was not the final version of the document that reflected the full agreement in principle between the parties. The final version of the Walker Agreement, which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.2 hereto, differs from that filed with the Form 8-K only in providing that Mr. Walker’s base salary was to be effective as of May 1, 2005, which amounts to approximately $71,000 in additional compensation to Mr. Walker.

Item 6.	Exhibits

Exhibit
Number		Description

2.1		Agreement and Plan of Merger, dated June 30, 2006, by and among Live Nation Worldwide, Inc., Harry Merger Sub Inc., HOB Entertainment, Inc. (“HOBE”) and certain HOBE stockholders named therein (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed July 7, 2006)
4.1		Lockup and Registration Rights Agreement, dated May 26, 2006, by and among Live Nation, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc., and the other parties set forth therein (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed June 2, 2006)
10.1		Employment Agreement entered into May 1, 2006 by and between SFX Entertainment, Inc., d/b/a Live Nation and Bruce Eskowitz (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 5, 2006)
10	.2*	Employment Agreement entered into May 1, 2006 by and between SFX Entertainment, Inc., d/b/a Live Nation, and Charles Walker
10	.3*	First Amendment to Employment Agreement entered into August 8, 2006 by and between Live Nation Worldwide, Inc. and Alan Ridgeway
10.4		Stock Purchase Agreement, dated May 26, 2006, by and among Live Nation, Inc., SFX Entertainment, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc., Michael Cohl and the other parties set forth therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 2, 2006)
10.5		Securityholders Agreement, dated May 26, 2006, by and among Live Nation, Inc., SFX Entertainment, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc., Michael Cohl and the other parties set forth therein (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed June 2, 2006)
10.6		Services Agreement, dated May 26, 2006, by and among CPI International Touring Inc., CPI Touring (USA), Inc., Grand Entertainment (Row), LLC, CPI Entertainment Content (2005), Inc., CPI Entertainment Content (2006), Inc., KSC Consulting (Barbados) Inc. and Michael Cohl (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed June 2, 2006)
10.7		Credit Agreement, dated May 26, 2006, by and among Live Nation, Inc., SFX Entertainment, Inc., CPI International Touring Inc., CPI Touring (USA), Inc., Grand Entertainment (Row), LLC, CPI Entertainment Content (2005), Inc., and CPI Entertainment Content (2006), Inc. (incorporated by reference to the exhibits of the Company’s Current Report on Form 8-K filed June 2, 2006)
31	.1*	Certification of Chief Executive Officer
31	.2*	Certification of Chief Financial Officer
32	.1**	Section 1350 Certification of Chief Executive Officer
32	.2**	Section 1350 Certification of Chief Financial Officer

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 2006.

LIVE NATION, INC.

By:	/s/ Alan Ridgeway

Alan Ridgeway
Chief Financial Officer

By:	/s/ Kathy Willard

Kathy Willard
Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Agreement and Plan of Merger, dated June 30, 2006, by and among Live Nation Worldwide, Inc., Harry Merger Sub Inc., HOB Entertainment, Inc. (“HOBE”) and certain HOBE stockholders named therein (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed July 7, 2006)
4.1		Lockup and Registration Rights Agreement, dated May 26, 2006, by and among Live Nation, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc., and the other parties set forth therein (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed June 2, 2006)
10.1		Employment Agreement entered into May 1, 2006 by and between SFX Entertainment, Inc., d/b/a Live Nation and Bruce Eskowitz (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 5, 2006)
10	.2*	Employment Agreement entered into May 1, 2006 by and between SFX Entertainment, Inc., d/b/a Live Nation, and Charles Walker
10	.3*	First Amendment to Employment Agreement entered into August 8, 2006 by and between Live Nation Worldwide, Inc. and Alan Ridgeway
10.4		Stock Purchase Agreement, dated May 26, 2006, by and among Live Nation, Inc., SFX Entertainment, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc., Michael Cohl and the other parties set forth therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 2, 2006)
10.5		Securityholders Agreement, dated May 26, 2006, by and among Live Nation, Inc., SFX Entertainment, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc., Michael Cohl and the other parties set forth therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 2, 2006)
10.6		Services Agreement, dated May 26, 2006, by and among CPI International Touring Inc., CPI Touring (USA), Inc., Grand Entertainment (Row), LLC, CPI Entertainment Content (2005), Inc., CPI Entertainment Content (2006), Inc., KSC Consulting (Barbados) Inc. and Michael Cohl (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed June 2, 2006)
10.7		Credit Agreement, dated May 26, 2006, by and among Live Nation, Inc., SFX Entertainment, Inc., CPI International Touring Inc., CPI Touring (USA), Inc., Grand Entertainment (Row), LLC, CPI Entertainment Content (2005), Inc., and CPI Entertainment Content (2006), Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed June 2, 2006)
31	.1*	Certification of Chief Executive Officer
31	.2*	Certification of Chief Financial Officer
32	.1**	Section 1350 Certification of Chief Executive Officer
32	.2**	Section 1350 Certification of Chief Financial Officer

*	Filed herewith.

**	Furnished herewith.