Form 10-Q
period 2006-09-30
Live Nation, Inc.
filed 2006-11-14
CIK 1335258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006,

or

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

On November 3, 2006, there were 65,477,685 outstanding shares of the registrant’s common stock, $0.01 par value per share, excluding 1,697,227 shares held in treasury.

LIVE NATION, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(unaudited)	(audited)
	(in thousands)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$496,586	$403,716
Accounts receivable, less allowance of $11,181 as of September 30, 2006 and $9,518 as of December 31, 2005	313,863	190,207
Prepaid expenses	207,858	115,055
Other current assets	46,090	46,714

Total Current Assets	1,064,397	755,692
PROPERTY, PLANT AND EQUIPMENT
Land, buildings and improvements	897,751	910,926
Furniture and other equipment	177,591	166,004
Construction in progress	40,673	39,856

	1,116,015	1,116,786
Less accumulated depreciation	335,772	307,867

	780,243	808,919
INTANGIBLE ASSETS
Definite-lived intangibles — net	51,766	12,351
Goodwill	150,931	137,110
OTHER ASSETS
Notes receivable, less allowance of $545 as of September 30, 2006 and $745 as of December 31, 2005	2,721	4,720
Investments in nonconsolidated affiliates	43,516	30,660
Other assets	35,193	27,132

Total Assets	$2,128,767	$1,776,584

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$73,960	$37,654
Accrued expenses	585,436	405,507
Deferred revenue	273,978	232,754
Current portion of long-term debt	28,296	25,705

Total Current Liabilities	961,670	701,620
Long-term debt	337,733	341,136
Other long-term liabilities	41,890	30,766
Minority interest liability	75,610	26,362
Series A and Series B redeemable preferred stock	40,000	40,000
Commitments and contingent liabilities (Note 5)
SHAREHOLDERS’ EQUITY
Common stock	672	672
Additional paid-in capital	766,845	748,011
Retained deficit	(85,865)	(87,563)
Cost of shares held in treasury	(21,473)	(18,003)
Accumulated other comprehensive income (loss)	11,685	(6,417)

Total Shareholders’ Equity	671,864	636,700

Total Liabilities and Shareholders’ Equity	$2,128,767	$1,776,584

See Notes to Consolidated and Combined Financial Statements

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands except share and per share data)

Revenue	$1,354,789	$998,414	$2,639,586	$2,184,588
Operating expenses:
Direct operating expenses	1,119,920	781,280	2,102,531	1,679,233
Selling, general and administrative expenses	139,212	128,141	384,415	371,398
Depreciation and amortization (Note 2)	62,576	15,633	93,887	46,392
Loss (gain) on sale of operating assets	(2,091)	191	(11,501)	(426)
Corporate expenses	7,605	11,301	22,942	38,391

Operating income	27,567	61,868	47,312	49,600

Interest expense	8,636	1,177	24,797	2,671
Interest expense with Clear Channel Communications	—	13,704	—	35,719
Interest income	(2,992)	(584)	(8,968)	(1,528)
Equity in earnings of nonconsolidated affiliates	(2,453)	(1,776)	(5,755)	(157)
Minority interest expense	8,274	4,960	7,590	5,530
Other expense (income) — net	872	915	(2,453)	155

Income before income taxes	15,230	43,472	32,101	7,210
Income tax expense (benefit):
Current	23,151	5,546	29,202	(11,975)
Deferred	1,180	11,843	1,201	14,859

Net income (loss)	(9,101)	26,083	1,698	4,326
Other comprehensive loss (income), net of tax:
Unrealized holding loss on cash flow derivatives	2,002	—	133	—
Foreign currency translation adjustments	(2,638)	(1,860)	(18,235)	(21,763)

Comprehensive income (loss)	$(8,465)	$27,943	$19,800	$26,089

Net income (loss) per common share:
Basic	$(.14)		$.03

Diluted	$(.14)		$.03

Weighted average common shares outstanding:
Basic	65,477,685		64,642,808

Diluted	65,477,685		65,405,262

See Notes to Consolidated and Combined Financial Statements

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2006	2005
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,698	$4,326
Reconciling items:
Depreciation	89,158	44,536
Amortization of intangibles	4,729	1,856
Deferred income tax expense	1,201	14,859
Amortization of debt issuance costs	493	—
Current tax benefit dividends to Clear Channel Communications	—	(30,934)
Non-cash compensation expense	2,472	1,735
Gain on sale of operating assets	(11,501)	(426)
Loss on sale of other investments	2,361	—
Equity in earnings of nonconsolidated affiliates	(5,755)	(157)
Minority interest expense	7,590	5,530
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(87,866)	(68,469)
Increase in prepaid expenses	(88,998)	(136,409)
Decrease (increase) in other assets	(11,840)	4,575
Increase in accounts payable, accrued expenses and other liabilities	153,763	121,247
Increase in deferred revenue	46,107	20,451

Net cash provided by (used in) operating activities	103,612	(17,280)

CASH FLOWS FROM INVESTING ACTIVITIES
Collection of notes receivable	3,429	2,365
Advances to notes receivable	(2,533)	(1,809)
Distributions from nonconsolidated affiliates	8,455	4,504
Investments made to nonconsolidated affiliates	(10,849)	(4,015)
Proceeds from disposal of other investments	1,743	—
Purchases of property, plant and equipment	(51,030)	(71,997)
Proceeds from disposal of operating assets	38,723	591
Acquisition of operating assets, net of cash acquired	(157)	(2,530)
Decrease in other — net	290	176

Net cash used in investing activities	(11,929)	(72,715)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt with Clear Channel Communications	—	135,656
Proceeds from long-term debt, net of debt issuance costs	1,228	21,643
Payments on long-term debt	(8,076)	(681)
Contributions from minority interest partners	33,635	21,262
Distributions to minority interest partners	(832)	(1,667)
Payments for purchases of common stock	(24,717)	—

Net cash provided by financing activities	1,238	176,213

Effect of exchange rate changes on cash	(51)	8,119
Net increase in cash and cash equivalents	92,870	94,337
Cash and cash equivalents at beginning of period	403,716	179,137

Cash and cash equivalents at end of period	$496,586	$273,474

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

Following the Separation, the Company reorganized its business units and the way in which these businesses are assessed and therefore changed its reportable segments, starting in 2006, to Events, Venues and Sponsorship, and Digital Distribution. The Events segment principally involves the promotion or production of live music shows, theatrical performances and specialized motor sports events as well as providing various services to artists. The Venues and Sponsorship segment principally involves the operation of venues and the sale of premium seats, national and local sponsorships and placement of advertising, including signage and promotional programs, and naming of subscription series and venues. The Digital Distribution segment principally involves the management of the Company’s third-party ticketing relationships, in-house ticketing operations and online and wireless distribution activities, including the development of the Company’s website. In addition, the Company has operations in the sports representation and other businesses.

Seasonality

Due to the seasonal nature of shows in outdoor amphitheaters and festivals, which primarily occur May through September, the Company experiences higher revenues during the second and third quarters. This seasonality also results in higher balances in cash and cash equivalents, accounts receivable, prepaid expenses, accrued expenses and deferred revenue during these quarters.

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

Prior to the Separation, the combined financial statements include amounts that are comprised of businesses included in the consolidated financial statements and accounting records of Clear Channel, using the historical bases of assets and liabilities of the entertainment business. Management believes the assumptions underlying the combined financial statements are reasonable. However, the combined financial statements included herein may not reflect what the Company’s results of operations, financial position and cash flows would have been had it operated as a separate, stand-alone entity during the periods presented. Subsequent to the Separation, the consolidated financial statements include all accounts of the Company, its majority owned subsidiaries and variable interest entities for which the Company is the primary beneficiary.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

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

Certain reclassifications have been made to the 2005 consolidated and combined financial statements to conform to the 2006 presentation. The reclassifications primarily relate to a change on the consolidated and combined statements of cash flows to reflect contributions from and distributions to minority interest partners as cash flows provided by (used in) financing activities. These cash flows had been reflected previously as cash flows provided by (used in) operating activities. The increase to cash flows provided by (used in) financing activities and the offsetting decrease to cash flows provided by (used in) operating activities was $19.6 million for the nine months ended September 30, 2005.

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

In April 2006, the FASB issued FASB Staff Position FIN 46(R)-6, Determining the Variability to be Considered When Applying FASB Interpretation No. 46(R) (“FSP FIN 46(R)-6”). FSP FIN 46(R)-6 addresses the approach to determine the variability to consider when applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”). The variability that is considered in applying FIN 46(R) may affect (i) the determination as to whether the entity is a variable interest entity, (ii) the determination of which interests are variable interests in the entity, (iii) if necessary, the calculation of expected losses and residual returns of the entity, and (iv) the determination of which party is the primary beneficiary of the variable interest entity. The Company adopted FSP FIN 46(R)-6 on July 1, 2006 and its adoption did not materially impact the Company’s financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 creates a single model to address uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 on January 1, 2007, as required. The Company is currently working to determine the effect that the adoption of FIN 48 will have on the Company’s financial position and results of operations. The Company reasonably anticipates that the impact of adoption may result in a greater degree of volatility in the effective tax rate and balance sheet classification of tax liabilities.

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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement 157”). Statement 157 provides guidance for using fair value to measure assets and liabilities and also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Statement 157 does not expand the use of fair value in any new circumstances. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that year, including financial statements for an interim period within that fiscal year. The provisions of Statement 157 are applied prospectively with retrospective application to certain financial instruments. The Company will adopt Statement 157 on January 1, 2008 and is currently assessing the impact its adoption will have on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 (SAB Topic 1.N) addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB 108 does not change the SEC staff’s previous positions in Staff Accounting Bulletin No. 99, Materiality, (SAB Topic 1.M) regarding qualitative considerations in assessing the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. SAB 108 offers special transition provisions only for circumstances where its application would have altered previous materiality conclusions. The SEC staff encourages early application of the guidance in SAB 108 in financial statements filed after the publication of SAB 108 for any interim period of the first fiscal year ending after November 15, 2006. The Company will adopt SAB 108 during the fourth quarter of 2006 and does not anticipate its adoption will materially impact its financial position or results of operations.

NOTE 2 — LONG-LIVED ASSETS

Definite-lived Intangibles

The Company has definite-lived intangible assets which consist primarily of non-compete agreements, intellectual property rights and building or naming rights, all of which are amortized over the shorter of either the respective lives of the agreements or the period of time the assets are expected to contribute to the Company’s future cash flows. These definite-lived intangibles had a gross carrying amount and accumulated amortization of $62.8 million and $11.0 million, respectively, as of September 30, 2006, and $18.7 million and $6.3 million, respectively, as of December 31, 2005. The increase in definite-lived intangible assets during 2006 was due to intellectual property rights, non-compete agreements and certain intangible relationships resulting from acquisitions.

Total amortization expense from definite-lived intangible assets for the three months ended September 30, 2006 and 2005 and the nine months ended September 30, 2006 and 2005 was $3.8 million, $0.5 million, $4.7 million and $1.9 million, respectively.

Goodwill

The Company tests goodwill for impairment at least annually using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

goodwill. The second step, used to measure the amount of any potential impairment, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. As the Company has realigned its segments, beginning in 2006, in accordance with the change in the management of the business units, goodwill has been reallocated to the new reporting business units that make up these segments. The following table presents the changes in the carrying amount of goodwill in each of the Company’s business segments for the nine-month period ended September 30, 2006:

		Venues and
	Events	Sponsorship	Digital Distribution	Total
	(in thousands)

Balance as of December 31, 2005	$79,307	$50,040	$7,763	$137,110
Acquisitions	(14,580)	9,984	14,576	9,980
Foreign currency	909	2,135	797	3,841

Balance as of September 30, 2006	$65,636	$62,159	$23,136	$150,931

Included in the acquisition amounts above are $2.0 million and $14.5 million of goodwill related to the Company’s acquisitions of Historic Theater Group in the first quarter of 2006 and Musictoday, LLC (“Musictoday”) in the third quarter of 2006, respectively. A reduction of goodwill was recorded during 2006 related to the finalization of the purchase accounting for the Company’s acquisition of Mean Fiddler Group, PLC (“Mean Fiddler”) in July 2005. This Mean Fiddler adjustment included a reduction in goodwill in the Events segment of $14.9 million related to the finalization of the fair value of definite-lived intangibles related to festival rights, partially offset by an increase in goodwill of $7.8 million in the Venues and Sponsorship segment primarily related to the finalization of the purchase accounting, partially offset by asset retirement obligations.

Property, Plant and Equipment

The Company tests for possible impairment of property, plant and equipment whenever events or circumstances change, such as a reduction in operating cash flow or a dramatic change in the manner that the asset is intended to be used indicate that the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the estimated undiscounted future cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the estimated undiscounted future cash flows amount, an impairment charge is recorded based on the difference between the discounted future cash flow estimates and the carrying value. Any such impairment charge is recorded in depreciation and amortization expense in the statement of operations for amounts necessary to reduce the carrying value of the asset to fair value.

During the third quarter of 2006, the Company reviewed the carrying value of certain property, plant and equipment assets that management determined would, more likely than not, be disposed of before the end of their previously estimated useful lives or had an indicator that future operating cash flows may not support their carrying value. It was determined that several of those assets were impaired since the estimated undiscounted cash flows associated with those assets were less than their carrying value. These cash flows were calculated using estimated sale values of the land, for the assets to be disposed of, that were developed based on an approximate value related to the best use of the land in addition to operating cash flows, all of which were used to approximate fair value. As a result, the Company recorded an impairment of $42.1 million as a component of depreciation and amortization expense in the Venues and Sponsorship segment primarily related to several amphitheaters to be disposed of or determined to be impaired and a theater development project that is no longer being pursued.

NOTE 3 — RESTRUCTURING

Acquisition Related

The Company has recorded liabilities related to acquisitions and restructurings. In July 2005, the Company acquired a controlling majority interest of 50.1% in Mean Fiddler in the United Kingdom. Mean Fiddler is a consolidated subsidiary involved in the promotion and production of live music events, including festivals and

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

venue operations. As part of this acquisition, the Company accrued $4.7 million for the year ended 2005 and recorded an additional accrual of $2.7 million in 2006 in its Venues and Sponsorship segment primarily related to lease terminations, which it expects to pay over the next several years. These additional costs were recorded as an adjustment to the purchase price. As of September 30, 2006, the accrual balance for the Mean Fiddler restructuring was $6.4 million. This restructuring has resulted in the termination of 33 employees. In addition, the Company has a remaining restructuring accrual of $1.8 million as of September 30, 2006, related to its merger with Clear Channel in August 2000.

The Company has recorded a liability in purchase accounting primarily related to severance for terminated employees and lease terminations as follows:

	Nine Months Ended
	September 30,
	2006	2005
	(in thousands)

Severance and lease termination costs:
Accrual at January 1	$6,223	$2,579
Restructuring accruals recorded	2,735	5,390
Payments charged against restructuring accrual	(772)	(866)

Remaining accrual at September 30	$8,186	$7,103

The remaining severance and lease accrual is comprised of $0.6 million of severance and $7.6 million of lease termination costs. The severance accrual includes amounts that will be paid over the next several years related to deferred payments to former employees, as well as other compensation. The lease termination accrual will be paid over the next 22 years. During the three and nine months ended September 30, 2006, $0.2 million was charged to the restructuring reserve related to severance.

Other

During the fourth quarter of 2005, the Company recorded accruals, consisting of severance and lease termination costs, related to the realignment of its business operations. The total expense related to this restructuring was recorded in selling, general and administrative expenses in 2005 as a component of Events, Venues and Sponsorship, Digital Distribution and other operations in amounts of $6.0 million, $1.6 million, $0.8 million and $1.6 million, respectively. In addition, $4.7 million of restructuring expense was recorded in corporate expenses in 2005. As of September 30, 2006, the remaining accrual related to this 2005 restructuring is $0.4 million.

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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (for example, in interest expense when the hedged transactions are interest cash flows associated with floating-rate debt). The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in other expense (income) — net in current earnings during the period of change.

In March 2006, the Company entered into two interest rate swap agreements, designated as cash flow hedges, which are combinations of purchased interest rate caps on a notional amount of a total of $162.5 million and sold floors over the same period on a total of $121.9 million of the notional amount to effectively convert a portion of its floating-rate debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s variable rate debt as required by the Company’s senior secured credit facility, thus reducing the impact of interest rate changes on future interest expense. Approximately 50% of the Company’s outstanding long-term debt had its interest payments designated as the hedged forecasted transactions against the interest rate swap agreements at September 30, 2006. As of September 30, 2006, the interest rate for these hedges was fixed at 5.11% on a variable rate of 5.37% based on a 3-month LIBOR; this variable rate is subject to quarterly adjustments. For the three and nine months ended September 30, 2006, these hedges were determined to be highly effective and the Company recorded an unrealized loss of $2.0 million and $0.1 million, respectively, as a component of other comprehensive income (loss). Based on the current interest rate expectations, the Company estimates that approximately $0.2 million of gain included in this loss in other comprehensive income will be reclassified into earnings in the next 12 months.

The Company has recorded a loss and related liability (asset) related to these derivative instruments during the period as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(in thousands)

Balance at beginning of period	$(1,869)	$—	$—	$—
Unrealized holding loss on cash flow derivatives	2,002	—	133	—

Balance at end of period	$133	$—	$133	$—

Occasionally, the Company will use forward currency contracts to reduce its exposure to foreign currency risk. The principal objective of such contracts is to minimize the risks and/or costs associated with artist fee commitments. At September 30, 2006, the Company had $7.9 million outstanding in forward currency contracts. The change in fair value of these instruments from date of purchase through September 30, 2006 was not significant to the Company’s results of operations.

NOTE 5 — COMMITMENTS AND CONTINGENT LIABILITIES

In June 2006, the Company entered into an Agreement and Plan of Merger with HOB Entertainment, Inc. (“HOB”) which provided for the Company to pay a $15 million termination fee if the Agreement and Plan of Merger had been terminated for certain reasons. On November 3, 2006, the Company completed its merger with HOB, thus relieving the Company of this contingent termination fee.

The Company has leases that contain contingent payment requirements for which payments vary depending on revenues, tickets sold or other variables.

As of September 30, 2006 and December 31, 2005, the Company guaranteed the debt of third parties of approximately $1.0 million and $1.9 million, respectively, primarily related to maximum credit limits on employee and tour related credit cards.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2006, in connection with the sale of a portion of its sports representation business assets, the Company guaranteed the performance of a third-party related to an employment contract in the amount of approximately $1.0 million. This guarantee is effective through December 31, 2008; however, it would only require payment by the Company in the event of the buyer’s insolvency. As of September 30, 2006, the carrying value of this liability recorded by the Company was $0.1 million. There was no similar agreement as of December 31, 2005.

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

The Company is a defendant in twenty-two putative class actions filed by different named plaintiffs in various U.S. District Courts throughout the country. The claims made in these actions are substantially similar to the claims made in the Heerwagen action discussed above, except that the geographic markets alleged are regional, statewide or more local in nature, and the members of the putative classes are limited to individuals who purchased tickets to concerts in the relevant geographic markets alleged. The plaintiffs seek unspecified compensatory, punitive and treble damages, declaratory and injunctive relief and costs of suit, including attorneys’ fees. The Company has filed its answers in some of these actions, and has denied liability. On December 5, 2005, the Company filed a motion before the Judicial Panel on Multidistrict Litigation to transfer these actions and any similar ones commenced in the future to a single federal district court for coordinated pre-trial proceedings. On April 17, 2006, the Panel granted the Company’s motion and ordered the consolidation and transfer of the actions to the U.S. District Court for the Central District of California. The Company intends to vigorously defend all claims in all of the actions.

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

NOTE 6 — RELATED-PARTY TRANSACTIONS

Relationship and Transactions with Clear Channel

During the fourth quarter of 2005, the Company completed the Separation. As a result, the Company recognized the par value and additional paid-in capital in connection with the issuance of its common stock in exchange for the net assets contributed by Clear Channel. Prior to the Separation, Clear Channel provided funding for certain of the Company’s acquisitions. The amounts funded by Clear Channel for these acquisitions were

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

recorded as a component of shareholders’ equity. Also, certain tax related receivables and payables, which were considered non-cash capital contributions or dividends, were recorded in shareholders’ equity.

The Company has three non-employee directors on its Board of Directors that are also directors and executive officers of Clear Channel. These three directors receive directors’ fees, stock options and restricted stock awards as do other non-employee members of the Company’s Board of Directors.

From time to time, the Company purchases advertising from Clear Channel and its subsidiaries in the ordinary course of business. For the three months ended September 30, 2006 and 2005 and the nine months ended September 30, 2006 and 2005, the Company recorded $5.6 million, $4.2 million, $12.0 million and $10.0 million, respectively, as components of direct operating expenses and selling, general and administrative expenses for these advertisements.

Pursuant to a transition services agreement, subsequent to the Separation, Clear Channel provided or provides to the Company certain limited administrative and support services such as treasury, payroll and other financial related services; human resources and employee benefits services; legal and related services; information systems, network and related services; investment services; and corporate services. The charges for these transition services are intended to allow Clear Channel to fully recover the allocated direct costs of providing the services, plus all out-of-pocket expenses. The allocation of costs is based on various measures depending on the service provided, including relative revenue, employee headcount or number of users of a service. As of September 30, 2006, the only significant services that Clear Channel continues to provide are information systems related services. For the three and nine months ended September 30, 2006, the Company recorded an aggregate of $1.2 million and $3.8 million, respectively, for these services as components of selling, general and administrative expenses and corporate expenses.

Prior to the Separation, Clear Channel provided management services to the Company, which included services similar to the transition services, along with executive oversight. These services were allocated to the Company based on actual direct costs incurred or on the Company’s share of Clear Channel’s estimate of expenses relative to a seasonally adjusted headcount. Management believes this allocation method to be reasonable and the expenses allocated to be materially the same as the amount that would have been incurred on a stand-alone basis. For the three and nine months ended September 30, 2005, the Company recorded $2.2 million and $6.9 million, respectively, as a component of corporate expenses for these services.

Clear Channel owns the trademark and trade names used by the Company prior to the Separation. Clear Channel charged the Company a royalty fee based upon a percentage of annual revenue. Clear Channel used a third-party valuation firm to assist in the determination of the royalty fee. For the nine months ended September 30, 2005, the Company recorded $0.5 million of royalty fees in corporate expenses. There was no fee recorded or charged for the three months ended September 30, 2005.

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

The Company’s North American employees participated in Clear Channel’s employee benefit plans prior to the Separation, including employee medical insurance, an employee stock purchase plan and a 401(k) retirement benefit plan. These costs were recorded primarily as a component of selling, general and administrative expenses and were approximately $2.3 million and $7.0 million for the three and nine months ended September 30, 2005, respectively. Subsequent to the Separation, the Company provides its own employee benefit plans.

In connection with the Separation, the Company entered into various lease and licensing agreements with Clear Channel primarily for office space occupied by the Company’s employees. For the three and nine months ended September 30, 2006, the Company recorded $0.2 million and $0.5 million, respectively, of expense as a component of selling, general and administrative expenses related to these agreements.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2006, the Company has recorded a liability in accrued expenses to Clear Channel of $0.8 million for the transition services described above and certain other costs paid for by Clear Channel on the Company’s behalf.

Transactions with Directors or Executive Officers

In May 2006, the Company acquired a 50.1% controlling interest in the touring business of a commonly owned group of companies operating under the name of Concert Productions International, or CPI, and a 50% interest in several entities in the non-touring business of CPI (collectively, the “CPI Entities”). Concurrent with the acquisition, Michael Cohl became a member of the Company’s Board of Directors. Mr. Cohl owns a 72.37% interest in Concert Productions International, Inc. (“CPI, Inc.”) which, together with other sellers, sold the Company its interests in the CPI Entities. Through his ownership in CPI, Inc., Mr. Cohl indirectly received consideration from the sale of $72,370 in cash and 54,519 shares of the Company’s common stock, which shares are subject to a Lockup and Registration Rights Agreement. The CPI Entities have entered into a Services Agreement with KSC Consulting (Barbados) Inc. for the executive services of Mr. Cohl, pursuant to which Mr. Cohl serves as Chief Executive Officer of the CPI Entities for a term of five years. As of September 30, 2006, the Company has paid $0.3 million to KSC Consulting related to these services. In addition, the Company entered into a Securityholders Agreement and a Credit Agreement in connection with this transaction. The Securityholders Agreement provides, among other things, for the payment of fees and expenses to CPI, Inc. and CPI Entertainment Rights, Inc., a wholly-owned subsidiary of CPI, Inc., and the Credit Agreement requires the Company to make certain extensions of credit to the CPI Entities.

Other Related Parties

The Company conducts certain transactions in the ordinary course of business with companies that are owned, in part or in total, by various members of management of the Company’s subsidiaries. These transactions primarily relate to venue rentals, equipment rental, ticketing and other services and reimbursement of certain costs. Expenses of $2.9 million, $7.0 million, $0.7 million and $5.8 million were incurred for the three and nine months ended September 30, 2006 and 2005, respectively, and revenues of $0.1 million, $0.2 million, $0.2 million and $0.4 million were earned for the three and nine months ended September 30, 2006 and 2005, respectively, from these companies for services rendered or provided in relation to these business ventures. None of these transactions were with directors or executive officers of the Company.

NOTE 7 — STOCK BASED COMPENSATION

In December 2005, the Company adopted its 2005 Stock Incentive Plan. The plan authorizes the Company to grant stock option awards, director shares, stock appreciation rights, restricted stock and deferred stock awards, other equity-based awards and performance awards. In connection with the Separation, options to purchase approximately 2.1 million shares of the Company’s common stock and approximately 0.3 million shares of restricted stock were granted to employees and directors. The options granted in December 2005 have an exercise price of $10.60 per share.

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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

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

As a result of the adoption of Statement 123(R), stock based compensation expense recognized during the three and nine months ended September 30, 2006 includes compensation expense for all share-based payments granted on or prior to, but not yet vested at the end of the period based on the grant date fair value estimated in accordance with the provisions of Statement 123(R).

Due to the adoption of Statement 123(R), the Company’s operating income, income before income taxes and net income were $0.5 million and $1.5 million lower for the three and nine months ended September 30, 2006, respectively. Prior to the adoption of Statement 123(R) and through September 30, 2006, no tax benefits from the exercise of stock options have been recognized as no options granted by the Company subsequent to the Separation have vested or have been exercised. Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with Statement 123(R).

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on operating results and per share information had the Company accounted for share-based compensation in accordance with Statement 123(R) for the periods indicated. Due to the Separation, the Company’s pro forma disclosures for 2005 include stock compensation expense for options granted by Clear Channel prior to the Separation, and options granted by the Company after the Separation, when applicable. As the Company had no shares outstanding at September 30, 2005, there is no pro forma loss per common share to disclose. The required pro forma disclosures are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(in thousands)

Net income:
Reported	$26,083	$4,326
Pro forma stock compensation expense, net of tax:
Live Nation options	—	—
Clear Channel options	346	2,669

Net income including non-cash compensation expense	$25,737	$1,657

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

Risk-free interest rate	4.71% - 4.86%
Dividend yield	0.0%
Volatility factors	28%
Weighted average expected life (in years)	5 - 7.5

Clear Channel calculated the fair value for the options in Clear Channel stock at the date of grant using a Black-Scholes option-pricing model with the following assumptions for 2005:

Risk-free interest rate	3.76% - 4.44%
Dividend yield	1.46% - 2.36%
Volatility factors	25%
Weighted average expected life (in years)	5 - 7.5

The following table presents a summary of the Company’s stock options outstanding at, and stock option activity during, the nine months ended September 30, 2006 (“Price” reflects the weighted average exercise price per share):

(in thousands, except per share data)	Options	Price

Outstanding, January 1, 2006	2,078	$10.60
Granted	70	21.80
Exercised	—	—
Forfeited or expired	(12)	10.60

Outstanding, September 30, 2006	2,136	$10.97

Exercisable, September 30, 2006	—	—
Weighted average fair value per option granted		$3.77

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

There were 6.5 million shares available for future grants under the stock incentive plan at September 30, 2006. Vesting dates on the stock options range from December 2006 to June 2011, and expiration dates range from December 2012 to December 2015 at exercise prices and average contractual lives as follows:

		Weighted
		Average
	Outstanding	Remaining	Weighted		Weighted
Range of	as of	Contractual	Average	Exercisable	Average
Exercise	9/30/06	Life	Exercise	as of	Exercise
Prices	(in thousands)	(in years)	Price	9/30/06	Price

$10.60	2,066	7.3	$10.60	—	$—
$20.00 - $25.00	70	7.0	$21.80	—	$—

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

The following table presents a summary of the Company’s restricted stock awards outstanding at September 30, 2006 (“Price” reflects the weighted average share price at the date of grant):

(in thousands, except per share data)	Awards	Price

Outstanding, January 1, 2006	319	$10.60
Granted	45	20.65
Forfeited	(1)	10.60

Outstanding, September 30, 2006	363	$11.85

The Company recorded $0.9 million and $2.4 million of non-cash compensation expense during the three and nine months ended September 30, 2006, respectively, related to nonvested stock-based compensation arrangements for stock options and restricted stock awards with $0.5 million and $1.2 million recorded in selling, general and administrative expenses and $0.4 million and $1.2 million recorded in corporate expenses for the same respective periods. As of September 30, 2006, there was $9.9 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements for stock options and restricted stock awards. This cost is expected to be recognized over the next 5 years.

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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended	Nine Months Ended
(in thousands, except per share data)	September 30, 2006	September 30, 2006

Numerator:
Net income (loss)	$(9,101)	$1,698
Effect of dilutive securities — none	—	—

Numerator for net income (loss) per common share — diluted	$(9,101)	$1,698
Denominator:
Weighted average common shares	65,478	64,643
Effect of dilutive securities:
Stock options and restricted stock	—	761

Denominator for net income (loss) per common share — diluted	65,478	65,405
Net income (loss) per common share:
Basic	$(.14)	$.03
Diluted	$(.14)	$.03

The calculation of diluted net income per share includes the effects of the assumed exercise of any outstanding stock options and the assumed vesting of shares of restricted stock where dilutive. For the three months ended September 30, 2006, the diluted weighted average common shares outstanding excludes the dilutive effect of 907,198 total shares of stock options and restricted stock because these securities were anti-dilutive. In addition, for the three and nine months ended September 30, 2006, the diluted weighted average common share outstanding excludes the dilutive effect of 70,000 stock option shares since such options have an exercise price in excess of the average market value of the Company’s common stock during the respective periods. No information is shown for the three and nine months ended September 30, 2005 as the Company had no outstanding shares prior to the Separation.

NOTE 9 — RECENT DEVELOPMENTS

In September 2006, the Company acquired a 51% controlling interest in Musictoday. Musictoday is based in the United States and provides services to artists for online fan clubs, artist e-commerce and fulfillment, VIP packaging and artist fan club and secondary market ticketing. The Company recorded goodwill of $14.5 million related to this acquisition. The Company is continuing to evaluate its purchase accounting related to this acquisition.

In September 2006, the Company sold a portion of its sports representation business assets related to baseball representation for $8.3 million in cash and recorded a $0.9 million gain on sale of operating assets related to this sale.

NOTE 10 — OTHER INFORMATION

Included in loss (gain) on sale of operating assets for the nine months ended September 30, 2006 is a $10.7 million gain related to the sale of portions of the Company’s sports representation business assets related to basketball, golf, football, media, tennis and baseball representation and events which were sold in 2006. Part of these sales were made to a former member of senior management of the Company.

Included in other expense (income) — net for the nine months ended September 30, 2006 is income of $5.9 million related to a fee received on the sale of land in Ireland which was sold in April 2006 to the minority interest holder in this entity. This fee was for payment of services provided by the Company in completing the sale since, under the terms of the original acquisition that included this asset, the Company did not have the rights to the appreciation in the value of this property. The minority interest holder contributed his share of the appreciation in the value of the land to the entity.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

During the third quarter of 2006, the Company recorded an impairment of certain venues which resulted in an increase in deferred tax assets for which the Company has recorded a valuation allowance. Accounting Principles Board Opinion No. 28, Interim Financial Reporting, pertaining to tax accounting for extraordinary, unusual, infrequently occurring and contingent items requires that the Company treat the impairment as a discrete item in the quarter. For the nine months ended September 30, 2006, the Company’s effective tax rate was 95% as compared to an effective tax rate of 40% for the same period of the prior year. The Company’s effective tax rate is higher than the U.S. statutory rate of 35% due primarily to nondeductible expenses, state income taxes, tax reserves and tax rate differences since a significant portion of the Company’s earnings are subject to tax in countries other than the United States.

NOTE 11 — SEGMENT DATA

Following the Separation, the Company reorganized its business units and the way in which these businesses are assessed and therefore changed its reportable operating segments, starting in 2006, to Events, Venues and Sponsorship, and Digital Distribution. The Events segment principally involves the promotion or production of live music shows, theatrical performances and specialized motor sports events and provides various services to artists. The Venues and Sponsorship segment principally involves the operation of venues and the sale of premium seats, national and local sponsorships and placement of advertising, including signage and promotional programs, and naming of subscription series and venues. The Digital Distribution segment principally involves the management of the Company’s third-party ticketing relationships, in-house ticketing operations and online and wireless distribution activities, including the development of the Company’s website . Included in the Digital Distribution revenue below are revenues from ticket rebates earned on tickets sold through phone, outlet and internet, for events promoted by the Events segment. “Other” includes sports representation, as well as other business initiatives.

The Company has reclassified all periods presented to conform to the current period presentation. Revenue and expenses earned and charged between segments are eliminated in consolidation. Corporate expenses, interest income and expense, equity in earnings of nonconsolidated affiliates, minority interest expense (income), other expense (income) — net and income taxes are managed on a total company basis.

There are no customers that individually account for more than ten percent of the Company’s consolidated and combined revenues in any year.

		Venues					Consolidated
		and	Digital				and
(in thousands)	Events	Sponsorship	Distribution	Other	Corporate	Eliminations	Combined

Nine Months Ended September 30, 2006
Revenue	$2,076,199	$468,614	$71,062	$30,013	$—	$(6,302)	$2,639,586
Direct operating expenses	1,953,890	147,638	2,051	5,254	—	(6,302)	2,102,531
Selling, general and administrative expenses	170,467	185,930	10,219	17,799	—	—	384,415
Depreciation and amortization	9,772	80,724	395	709	2,287	—	93,887
Loss (gain) on sale of operating assets	(1,733)	1,369	—	(11,108)	(29)	—	(11,501)
Corporate expenses	—	—	—	—	22,942	—	22,942

Operating income (loss)	$(56,197)	$52,953	$58,397	$17,359	$(25,200)	$—	$47,312

Intersegment revenues	$—	$6,284	$18	$—	$—	$—	$6,302
Identifiable assets	$892,852	$1,015,567	$48,713	$69,371	$102,264	$—	$2,128,767
Capital expenditures	$2,134	$39,158	$4,010	$47	$5,681	$—	$51,030

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

		Venues					Consolidated
		and	Digital				and
(in thousands)	Events	Sponsorship	Distribution	Other	Corporate	Eliminations	Combined

Three Months Ended September 30, 2006
Revenue	$1,059,817	$244,283	$39,907	$11,272	$—	$(490)	$1,354,789
Direct operating expenses	1,041,524	74,693	1,124	3,069	—	(490)	1,119,920
Selling, general and administrative expenses	60,493	71,353	5,337	2,029	—	—	139,212
Depreciation and amortization	5,253	55,924	215	240	944	—	62,576
Loss (gain) on sale of operating assets	60	1,292	—	(3,421)	(22)	—	(2,091)
Corporate expenses	—	—	—	—	7,605	—	7,605

Operating income (loss)	$(47,513)	$41,021	$33,231	$9,355	$(8,527)	$—	$27,567

Intersegment revenues	$—	$472	$18	$—	$—	$—	$490
Nine Months Ended September 30, 2005
Revenue	$1,652,761	$428,841	$56,783	$55,622	$—	$(9,419)	$2,184,588
Direct operating expenses	1,529,963	139,646	2,150	16,841	—	(9,367)	1,679,233
Selling, general and administrative expenses	170,698	159,745	2,367	38,655	—	(67)	371,398
Depreciation and amortization	7,077	34,242	226	1,720	3,127	—	46,392
Gain on sale of operating assets	(122)	(99)	—	(177)	(28)	—	(426)
Corporate expenses	—	—	—	—	38,391	—	38,391

Operating income (loss)	$(54,855)	$95,307	$52,040	$(1,417)	$(41,490)	$15	$49,600

Intersegment revenues	$(68)	$9,454	$33	$—	$—	$—	$9,419
Identifiable assets	$769,678	$939,574	$12,367	$56,820	$113,794	$—	$1,892,233
Capital expenditures	$10,665	$53,179	$9	$107	$8,037	$—	$71,997
Three Months Ended September 30, 2005
Revenue	$732,219	$215,495	$29,216	$23,489	$—	$(2,005)	$998,414
Direct operating expenses	701,119	73,260	1,049	7,879	—	(2,027)	781,280
Selling, general and administrative expenses	52,620	56,777	884	17,881	—	(21)	128,141
Depreciation and amortization	2,566	11,646	63	456	902	—	15,633
Loss (gain) on sale of operating assets	(12)	203	—	—	—	—	191
Corporate expenses	—	—	—	—	11,301	—	11,301

Operating income (loss)	$(24,074)	$73,609	$27,220	$(2,727)	$(12,203)	$43	$61,868

Intersegment revenues	$(68)	$2,073	$—	$—	$—	$—	$2,005

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The following table provides information on the Company’s foreign operations included in the consolidated and combined amounts above:

	United Kingdom	Other Foreign	Total Foreign
(in thousands)	Operations	Operations	Operations

Nine Months Ended September 30, 2006
Revenue	$417,622	$378,950	$796,572
Identifiable assets	$470,949	$204,946	$675,895

Three Months Ended September 30, 2006
Revenue	$228,656	$187,546	$416,202

Nine Months Ended September 30, 2005
Revenue	$313,062	$364,574	$677,636
Identifiable assets	$302,850	$290,944	$593,794

Three Months Ended September 30, 2005
Revenue	$108,741	$176,694	$285,435

NOTE 12 — SUBSEQUENT EVENTS

On November 3, 2006, the Company completed its previously announced acquisition of HOB Entertainment, Inc. (“HOB”) for $354 million in cash (approximately $360 million including transaction and financing fees and expenses). HOB owns and/or operates ten branded clubs in Los Angeles, Anaheim, San Diego, Las Vegas, New Orleans, Chicago, Cleveland, Orlando, Myrtle Beach and Atlantic City; The Commodore Ballroom, a small-sized music venue in Vancouver; and eight amphitheaters in Seattle, Los Angeles, San Diego, Denver, Dallas, Atlanta, Cleveland and Toronto.

On November 3, 2006, in connection with the HOB acquisition, the Company entered into an Incremental Assumption Agreement and Amendment No. 1 (“Credit Facility Amendment”) to its senior secured credit facility. The Credit Facility Amendment increases the amount available and borrowings under the senior secured credit facility by providing a new $200 million term loan which matures in December 2013. The interest rate is based upon a prime rate or LIBOR, selected at the Company’s discretion, plus an applicable margin. The Company is required to make quarterly principal repayments under the new term loan of approximately $2.0 million per year through September 2013, with the remaining balance due at maturity. In all other respects, the new term loan is governed by the same covenants, conditions, terms and other provisions that govern the term loans currently outstanding under the senior secured credit facility, except that it is not subject to a prepayment penalty. The new term loan is secured and guaranteed to the same extent as, and otherwise is made on a basis pari passu with, the outstanding term loans and existing revolver facility under the senior secured credit facility.

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

Executive Overview

Beginning in 2006, we have adjusted our reportable segments due to a reorganization of our business and a change in the way in which management views and manages our business. Our new segments are Events, Venues and Sponsorship, and Digital Distribution. In addition, we have operations in the sports representation and other businesses, which are included under “other”.

The highlights for each segment for the third quarter of 2006 are:

Events

•	For the quarter ended September 30, 2006, our number of events, excluding our exhibition and sports businesses which we exited in the case of exhibitions, or are exiting in the case of sports, including third-party rental events, increased by 682 events to 5,005, or a 16% increase over the same period of the prior year.

•	Of particular importance, we held 626 events in our owned and/or operated amphitheaters in the third quarter, an increase of 123 events in those venues over the same period in the prior year. This increase in events, while resulting in lower operating income for our Events segment for the quarter, allowed us to increase overall operating income through higher food and beverage sales and sponsorships, reflected in our Venues and Sponsorship segment, and increased ticket rebates reflected in our Digital Distribution segment.

•	Our acquisition of Concert Productions International (“CPI”) during the second quarter brought new global tours with major artists such as the Rolling Stones, Barbra Streisand and The Who.

Venues and Sponsorship

•	For the quarter ended September 30, 2006, our attendance, excluding our exhibition and sports businesses and including third-party rental events, increased by 2.2 million attendees over the same period of the prior year.

•	In addition to benefiting from this increased attendance, food and beverage initiatives that were implemented at the start of the year, including simplified and value pricing as well as improved food and beverage selections, continued to show improved results, with an increase in sales per attendee, as well as an overall increase in operating income.

•	As part of our continuing plan to focus our operations in the top markets globally, as well as to appropriately maximize the value of our real estate portfolio, we plan to pursue the divestiture of a small number of venues. Based on this decision, we have recorded an impairment of $23.1 million using an estimated sales price for the best use of the land related to certain of these venue sites. We also recorded an additional impairment of $19.0 million related to venues that had an indicator that future operating cash flows may not support their carrying value using a comparison of the carrying value of these venues to their expected future cash flows based on estimated operating results.

Digital Distribution

•	In September 2006, we closed on our acquisition of a majority interest in Musictoday, a leader in connecting artists directly to their fans through online fan clubs, artist e-commerce and fulfillment and artist fan club ticketing. We believe this is another key step in our ongoing efforts to add complementary product lines to our live music and venue businesses.

•	Our Digital Distribution team continues its focus on increasing traffic to our website, www.livenation.com. With the integration of Musictoday, Live Nation’s websites collectively are now ranked as the second most popular entertainment/event site according to Nielsen//NetRatings with nearly 3 million unique visitors in the month of September 2006.

Other Operations

•	We continued our divestiture of assets that are not part of the core focus of the business by selling additional portions of our sports representation business assets including football, tennis, media and baseball.

Recent Developments

On November 3, 2006, we closed our previously announced acquisition of HOB Entertainment, Inc. (“HOB”) for $354 million in cash (approximately $360 million including transaction and financing fees and expenses). HOB owns and/or operates ten branded clubs in Los Angeles, Anaheim, San Diego, Las Vegas, New Orleans, Chicago, Cleveland, Orlando, Myrtle Beach and Atlantic City; The Commodore Ballroom, a small-sized music venue in Vancouver; and eight amphitheaters in Seattle, Los Angeles, San Diego, Denver, Dallas, Atlanta, Cleveland and Toronto. With the acquisition of HOB, we now own, operate and/or have booking rights for over 170 venues.

In connection with the HOB acquisition, we entered into an Incremental Assumption Agreement and Amendment No. 1 (“Credit Facility Amendment”) to our senior secured credit facility. The Credit Facility Amendment increases the amount available under our senior secured credit facility by providing for a new $200 million term loan which matures in December 2013. The interest rate is based upon a prime rate or LIBOR, selected at our discretion, plus an applicable margin. We are required to make quarterly principal repayments under the new term loan of approximately $2.0 million per year through September 2013, with the remaining balance due at maturity.

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

As a promoter or presenter, we typically book performers, arrange performances and tours, secure venues, provide for third-party production services, sell tickets and advertise events to attract audiences. We earn revenues primarily from the sale of tickets and pay performers under one of several formulas, including a fixed guaranteed amount and/or a percentage of ticket sales or show profits. For each event, we either use a venue we own or operate, or rent a third-party venue. Revenues are generally related to the number of events, volume of ticket sales and ticket prices. Event costs, included in direct operating expenses, such as artist and production service expenses, are typically substantial in relation to the revenues. As a result, significant increases or decreases in promotion revenue do not typically result in comparable changes to operating income. In the case of our amphitheaters, our Events segment typically experiences losses related to the promotion of the event. These losses are generally offset by the ancillary and sponsorship profits generated by our Venues and Sponsorship segment and the ticket rebates recorded in our Digital Distribution segment.

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

In addition to the above, we provide various services to artists including marketing, advertising production services, merchandise distribution and DVD/CD production and distribution.

To judge the health of our Events segment, management primarily monitors the number of confirmed events in our network of owned and third-party venues, talent fees, average paid attendance and advance ticket sales. In addition, because a significant portion of our events business is conducted in foreign markets, management looks at the operating results from our foreign operations on a constant dollar basis.

Venues and Sponsorship

Our Venues and Sponsorship segment primarily involves the management and operation of our owned and/or operated venues and the sale of various types of sponsorships and advertising.

As a venue operator, we contract primarily with our Events segment to fill our venues and we provide operational services such as concessions, merchandising, parking, security, ushering and ticket-taking. We generate revenues primarily from the sale of food and beverages, parking, premium seating and venue sponsorships. In our amphitheaters, the sale of food and beverages is outsourced and we receive a share of the net revenues from the concessionaire which is recorded in revenue with no significant direct operating expenses associated with it.

We actively pursue the sale of national and local sponsorships and placement of advertising, including signage and promotional programs, and naming of subscription series. Many of our venues also have venue naming rights sponsorship programs. We believe national sponsorships allow us to maximize our network of venues and to arrange multi-venue branding opportunities for advertisers. Our national sponsorship programs have included companies such as American Express, Anheuser Busch and Verizon. Our local and venue-focused sponsorships include venue signage, promotional programs, on-site activation, hospitality and tickets, and are derived from a variety of companies across various industry categories.

To judge the health of our Venues and Sponsorship segment, management primarily reviews the number of events at our owned and/or operated venues, attendance, food and beverage sales per attendee, premium seat sales and corporate sponsorship sales. In addition, because a significant portion of our venues and sponsorship business is conducted in foreign markets, management looks at the operating results from our foreign operations on a constant dollar basis.

Digital Distribution

Our Digital Distribution segment is creating the new internet and digital platform for Live Nation. This segment is involved in managing our third-party ticketing relationships, in-house ticketing operations and online and wireless distribution activities, including the development of our website. This segment derives the majority of its revenues from ticket rebates earned on tickets sold through phone, outlet and internet, for events promoted or presented by our Events segment. The sale of the majority of these tickets is outsourced with our share of ticket rebates recorded in revenue with no significant direct operating expenses associated with it.

To judge the health of our Digital Distribution segment, management primarily reviews the rebates earned per ticket sold and the number of unique visitors to our websites.

Consolidated and Combined Results of Operations

				Nine Months Ended
	Three Months Ended September 30,		%	September 30,		%
(in thousands)	2006	2005	Change	2006	2005	Change

Revenue	$1,354,789	$998,414	36%	$2,639,586	$2,184,588	21%
Operating expenses:
Direct operating expenses	1,119,920	781,280	43%	2,102,531	1,679,233	25%
Selling, general and administrative expenses	139,212	128,141	9%	384,415	371,398	4%
Depreciation and amortization	62,576	15,633	300%	93,887	46,392	102%
Loss (gain) on sale of operating assets	(2,091)	191	**	(11,501)	(426)	**
Corporate expenses	7,605	11,301	(33%)	22,942	38,391	(40%)

Operating income	27,567	61,868	(55%)	47,312	49,600	(5%)
Operating margin	2%	6%		2%	2%

Interest expense	8,636	1,177		24,797	2,671
Interest expense with Clear Channel Communications	—	13,704		—	35,719
Interest income	(2,992)	(584)		(8,968)	(1,528)
Equity in earnings of nonconsolidated affiliates	(2,453)	(1,776)		(5,755)	(157)
Minority interest expense	8,274	4,960		7,590	5,530
Other expense (income) — net	872	915		(2,453)	155

Income before income taxes	15,230	43,472		32,101	7,210
Income tax expense (benefit):
Current	23,151	5,546		29,202	(11,975)
Deferred	1,180	11,843		1,201	14,859

Net income (loss)	$(9,101)	$26,083		$1,698	$4,326

Note:	Non-cash compensation expense of $0.4 million and $0.5 million is included in corporate expenses and selling, general and administrative expenses, respectively, for the three months ended September 30, 2006, and $1.2 million and $1.2 million is included in corporate expenses and selling, general and administrative expenses, respectively, for the nine months ended September 30, 2006. For the three months and nine months ended September 30, 2005, expense of $1.0 million and $1.7 million, respectively, was included in corporate expenses and was based on an allocation from Clear Channel related to issuance of Clear Channel stock awards above fair value.

**	Percentages are not meaningful.

Key Operating Metrics

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Events
North American music	2,260	2,077	5,470	5,272
International music	1,578	1,164	6,126	4,653
Global touring	64	19	84	51

Subtotal music	3,902	3,260	11,680	9,976
Theatrical	1,035	980	3,660	4,204
Motor sports	68	83	516	513
Exhibitions and sports	72	994	358	2,106

Total events	5,077	5,317	16,214	16,799

Further detail of North American music:
Owned and/or operated amphitheaters	626	503	856	719
All other	1,634	1,574	4,614	4,553

Total North American music events	2,260	2,077	5,470	5,272

Third-party rental events (included in total events)	1,495	1,129	5,551	4,207
Attendance (in thousands)
North American music	11,000	9,471	19,073	17,480
International music	3,893	3,055	11,510	9,621
Global touring	987	857	1,252	1,655

Subtotal music	15,880	13,383	31,835	28,756
Theatrical	1,453	1,663	5,672	6,948
Motor sports	272	319	4,421	4,410
Exhibitions and sports	13	1,156	203	2,286

Total attendance	17,618	16,521	42,131	42,400

Further detail of North American music:
Owned and/or operated amphitheaters	6,068	4,989	8,102	6,974
All other	4,932	4,482	10,971	10,506

Total North American music attendance	11,000	9,471	19,073	17,480

Third-party rental attendance (included in total attendance)	1,844	1,157	5,562	4,553

Revenue

Our revenue increased $356.4 million, or 36%, during the three months ended September 30, 2006 as compared to the same period of the prior year primarily due to increases in revenue of our Events, Venues and Sponsorship and Digital Distribution segments of $327.6 million, $28.8 million and $10.7 million, respectively, partially offset by a decrease in revenue in our other operations of $12.2 million. Included in the increase in revenue for the three months ended September 30, 2006 is approximately $22.1 million from increases in foreign exchange rates as compared to the same period of 2005.

Our revenue increased $455.0 million, or 21%, during the nine months ended September 30, 2006 as compared to the same period of the prior year primarily due to increases in revenues of our Events, Venues and Sponsorship and Digital Distribution segments of $423.4 million, $39.8 million and $14.3 million, respectively, partially offset by a decrease in our other operations of $25.6 million. Included in the increase in revenue for the nine months ended

September 30, 2006 is approximately $15.5 million from increases in foreign exchange rates as compared to the same period of 2005.

More detailed explanations of the three and nine-month changes are included in the applicable segment discussions contained herein.

Direct operating expenses

Our direct operating expenses increased $338.6 million, or 43%, during the three months ended September 30, 2006 as compared to the same period of the prior year primarily due to an increase in direct operating expenses in our Events segment of $340.4 million. We recorded a write-down on certain prepaid production costs related to DVDs of $2.6 million during the third quarter of 2006 in our Events segment. Included in the increase in direct operating expenses for the three months ended September 30, 2006 is approximately $17.8 million from increases in foreign exchange rates as compared to the same period of 2005.

Our direct operating expenses increased $423.3 million, or 25%, during the nine months ended September 30, 2006 as compared to the same period of the prior year primarily due to increases in direct operating expenses in our Events and Venues and Sponsorship segments of $423.9 million and $8.0 million, respectively, partially offset by a decrease in our other operations of $11.6 million. Included in the increase in direct operating expenses for the nine months ended September 30, 2006 is approximately $14.4 million from increases in foreign exchange rates as compared to the same period of 2005.

Direct operating expenses include artist fees, show related marketing and advertising expenses along with other costs.

More detailed explanations of the three and nine-month changes are included in the applicable segment discussions contained herein.

Selling, general and administrative expenses

Our selling, general and administrative expenses increased $11.1 million, or 9%, during the three months ended September 30, 2006 as compared to the same period of the prior year primarily due to increases in selling, general and administrative expenses of our Events and Venues and Sponsorship segments of $7.9 million and $14.6 million, respectively, partially offset by a decrease in our other operations of $15.9 million. Partially offsetting the overall increase were reductions due to expenses of approximately $8.4 million related to severance costs and litigation contingencies and expenses that were recorded during the nine months ended 2005. Included in the increase in selling, general and administrative expenses for the three months ended September 30, 2006 is approximately $2.2 million from increases in foreign exchange rates as compared to the same period of 2005.

Our selling, general and administrative expenses increased $13.0 million, or 4%, during the nine months ended September 30, 2006 as compared to the same period of the prior year primarily due to increases in selling, general and administrative expenses of our Venues and Sponsorship and Digital Distribution segments of $26.2 million and $7.9 million, respectively, partially offset by a decrease in our other operations of $20.9 million. In addition, the overall increase was reduced due to expenses of approximately $20.9 million related to severance costs and litigation contingencies and expenses that were recorded during the nine months ended 2005. Partially offsetting the increase in selling, general and administrative expenses for the nine months ended September 30, 2006 is approximately $1.4 million of decreases in selling, general and administrative expenses from decreases in foreign exchange rates as compared to the same period of 2005.

More detailed explanations of the three and nine-month changes are included in the applicable segment discussions contained herein.

Depreciation and amortization

Our depreciation and amortization increased $46.9 million, or 300%, during the three months ended September 30, 2006 as compared to the same period of the prior year primarily due to increases in depreciation and amortization of our Events and Venues and Sponsorship segments of $2.7 million and

$44.3 million, respectively. Driving this increase was an impairment charge of $42.1 million primarily related to several amphitheaters and one theater development project that is no longer being pursued.

Our depreciation and amortization increased $47.5 million, or 102%, during the nine months ended September 30, 2006 as compared to the same period of the prior year primarily due to increases in depreciation and amortization of our Events and Venues and Sponsorship segments of $2.7 million and $46.5 million, respectively, partially offset by decreases in our other and corporate operations of $1.0 million and $0.8 million, respectively. This increase for the nine months is driven by the $42.1 million impairment charge noted above.

More detailed explanations of the three and nine-month changes are included in the applicable segment discussions contained herein.

Loss (gain) on sale of operating assets

Our gain on sale of operating assets increased $2.3 million during the three months ended September 30, 2006 as compared to the same period of the prior year primarily due to gains recorded in 2006 on the sale of portions of our sports representation business assets related to football, tennis, media and baseball. These gains were partially offset by a loss recorded in 2006 on the sale of certain theatrical venue interests in Spain.

Our gain on sale of operating assets increased $11.1 million during the nine months ended September 30, 2006 as compared to the same period of the prior year primarily due to gains recorded in 2006 on the sale of portions of our sports representation business assets related to basketball, golf, football, tennis, media and baseball, and the sale of certain theatrical assets. These gains were partially offset by a loss recorded in 2006 on the sale of certain theatrical venue interests in Spain.

Corporate expenses

Corporate expenses decreased $3.7 million, or 33%, during the three months ended September 30, 2006 as compared to the same period of the prior year primarily due to severance expenses recorded in 2005.

Corporate expenses decreased $15.4 million, or 40%, during the nine months ended September 30, 2006 as compared to the same period of the prior year primarily due to a $12.5 million decline in litigation contingencies and expenses related to a case settled in 2005 and $3.7 million of severance expenses recorded in 2005.

Interest expense

Interest expense increased $7.5 million during the three months ended September 30, 2006 as compared to the same period of the prior year primarily due to interest expense related to our term loan and redeemable preferred stock, which did not exist in the third quarter of 2005.

Interest expense increased $22.1 million during the nine months ended September 30, 2006 as compared to the same period of the prior year primarily due to interest expense related to our term loan and redeemable preferred stock, which did not exist in the first nine months of 2005, and a loan from a minority interest holder, which occurred in the third quarter of 2005.

Our debt balances, including redeemable preferred stock, and weighted average cost of debt were $406.0 million and 7.97%, respectively, at September 30, 2006, and $42.6 million and 6.88%, respectively, at September 30, 2005.

Interest expense with Clear Channel Communications

Interest expense with Clear Channel Communications decreased $13.7 million and $35.7 million during the three and nine months ended September 30, 2006, respectively, as compared to the same periods of the prior year as this debt was repaid to, or contributed to our capital by, Clear Channel on December 21, 2005. Our debt balance and weighted average cost of debt with Clear Channel at September 30, 2005 was $725.5 million and 7.0%, respectively.

Interest income

Interest income increased $2.4 million and $7.4 million during the three and nine months ended September 30, 2006, respectively, as compared to the same periods of the prior year primarily due to interest income earned on excess cash invested in money market funds and other short-term investments. Excess cash balances in 2005 were used to pay down intercompany debt with Clear Channel and therefore did not generate interest income.

Equity in earnings of nonconsolidated affiliates

Equity in earnings of nonconsolidated affiliates increased $5.6 million during the nine months ended September 30, 2006 as compared to the same period of the prior year primarily due to an increase in earnings from our investments in NBC-Live Nation Ventures, LLC, Dominion Theatre and Marek Lieberberg Konzertagentur, partially offset by losses on other investments. Additionally, in 2005 we recorded a write-down of $2.5 million on an investment with no similar write-down in 2006.

Minority interest expense

Minority interest expense increased $3.3 million and $2.1 million during the three and nine months ended September 30, 2006, respectively, as compared to the same periods of the prior year primarily due to stronger results in 2006 related to certain festivals and other events in the United Kingdom. This business generates the majority of its operating income during the third quarter. Partially offsetting this expense, we recorded increased minority interest income related to our production of Phantom of the Opera in Las Vegas which experienced operating losses prior to opening in the second quarter of 2006.

Other expense (income) — net

Other expense (income) — net increased $2.6 million during the nine months ended September 30, 2006 as compared to the same period of the prior year primarily due to a fee received on the sale of land in Ireland during the second quarter of 2006, partially offset by a loss recorded in the value of stock investments during 2006 received, or to be received, as part of a contractual obligation which will be completed by the first quarter of 2007.

Income Taxes

Based on current information, we expect our effective tax rate to be 434% for 2006 compared to an effective tax rate of (89%) in 2005. Our effective tax rate for 2006 would be 40% without the impact of the valuation allowance recorded for an increase in deferred tax assets related to the impairment recorded during the third quarter. The negative effective tax rate in 2005 was due primarily to a valuation allowance recorded against certain deferred tax assets during the fourth quarter of 2005 and other nondeductible expenses incurred. This effective tax rate represents a net tax expense of $24.3 million and $17.4 million for the three months ended September 30, 2006 and 2005, respectively, and a net tax expense of $30.4 million and $2.9 million for the nine months ended September 30, 2006 and 2005, respectively. The net increase in tax expense for the nine months ended September 30, 2006, is primarily attributable to increases in taxable income. Our effective tax rate is higher than the U.S. statutory rate of 35% due primarily to nondeductible expenses, state income taxes, tax reserves and tax rate differences since a significant portion of our full year earnings are subject to tax in countries other than the United States. The 2006 effective tax rate is computed based on estimates of the full year earnings.

Events Results of Operations

Our Events segment operating results were as follows:

	Three Months Ended				Nine Months Ended
	September 30,			%	September 30,		%
(in thousands)	2006		2005	Change	2006	2005	Change

Revenue	$1,059,817		$732,219	45%	$2,076,199	$1,652,761	26%
Direct operating expenses	1,041,524		701,119	49%	1,953,890	1,529,963	28%
Selling, general and administrative expenses	60,493		52,620	15%	170,467	170,698	(0%	)
Depreciation and amortization	5,253		2,566	105%	9,772	7,077	38%
Loss (gain) on sale of operating assets	60		(12)	**	(1,733)	(122)	**

Operating loss	$(47,513)		$(24,074)	97%	$(56,197)	$(54,855)	2%

Operating margin	(4%	)	(3% )		(3% )	(3% )

**	Percentages are not meaningful.

Three Months

Events revenue increased $327.6 million, or 45%, during the three months ended September 30, 2006 as compared to the same period of the prior year due primarily to increases in our global touring revenue due to the timing of events and an increase in the number of events and related attendance of 45 and 0.1 million, respectively, and increased average ticket prices. This increase in global touring was partially driven by the touring business acquired during the second quarter of 2006. We also experienced a revenue increase due to an increase in United Kingdom events and attendance, including festivals, of 161 events and 0.8 million attendees. In addition, the number of music events and related attendance at our owned and/or operated amphitheaters increased by 123 events and 1.1 million attendees. Finally, our production of Phantom of the Opera opened in Las Vegas during the third quarter of 2006 and other theatrical events revenue increased for the period. Included in the increase was $43.7 million of revenue related to our acquisitions during the second quarter of 2006.

Events direct operating expenses increased $340.4 million, or 49%, during the three months ended September 30, 2006 as compared to the same period of the prior year primarily due to the increase in the number of events, tours and festivals noted above which resulted in increased talent fees and other event related costs due, in part, to competition for talent from arenas and casinos. We also recorded $2.6 million of direct operating expenses related to the write-down of certain DVD prepaid production assets. In addition, direct operating expenses increased due to the opening of our production of Phantom of the Opera in Las Vegas during the third quarter of 2006. Included in the increase was $37.0 million of direct operating expenses related to our acquisitions during the second quarter of 2006.

Events selling, general and administrative expenses increased $7.9 million, or 15%, during the three months ended September 30, 2006 as compared to the same period of the prior year primarily due to increased compensation related expense, partially driven by the touring acquisition and event-related incentive programs, and legal expenses. Included in the increase was $2.9 million of selling, general and administrative expenses related to our acquisitions that occurred during the second quarter of 2006.

Events depreciation and amortization expense increased $2.7 million, or 105%, during the three months ended September 30, 2006 as compared to the same period of the prior year primarily due to amortization of the intangible assets resulting from our acquisitions of CPI during the second quarter of 2006 and Mean Fiddler, Group, PLC (“Mean Fiddler”) in the third quarter of 2005 due to the finalization of the purchase price allocations.

Our Events segment held 3,510 events, excluding exhibitions and sports and third-party rentals, during the third quarter of 2006 with related attendance at those events of 15.8 million. As compared to the three months ended September 30, 2005, this represents an increase of 316 events and an increase in attendance of 1.6 million for the same period. The increased operating loss for our Events segment in the third quarter of 2006 as compared to the same period of 2005 is due primarily to the increased talent costs in excess of revenues and higher selling, general and administrative expenses as discussed above. These increases were partially offset by operating income related to our acquisition of an additional music touring business during the second quarter of 2006. Overall, the main reason for the increased operating loss was due to the losses experienced by our owned and/or operated amphitheaters during the period. We increased the number of events at our owned and/or operated amphitheater for the three months by 123 events as compared to the same period of the prior year, which resulted in increased revenue but also increased operating losses in this segment. We view these losses as an investment to drive revenue and operating income in our Venues and Sponsorship and Digital Distribution segments.

Nine Months

Events revenue increased $423.4 million, or 26%, during the nine months ended September 30, 2006 as compared to the same period of the prior year primarily due to increases in events held in third-party arenas based on stronger content for these events in 2006. The number of North American music events at our owned and/or operated amphitheaters and related attendance also increased by 137 and 1.1 million, respectively, for artists such as Def Leppard, Dave Matthews Band and Roger Waters. These events at our owned and/or operated amphitheaters do not include events at these venues promoted by global touring or third-party rentals or events at amphitheaters for which we have a right to book events. We also had an increase in global touring revenue, with an increase of 33 events, featuring artists such as Madonna and the Rolling Stones, partially driven by the acquisition of a touring entity during the second quarter of 2006. In addition, we experienced improved attendance at several music festivals, primarily in the United Kingdom, as well as stronger promotion activity for international tours by artists such as the Eagles and Red Hot Chili Peppers. Finally, our production of Phantom of the Opera opened in Las Vegas at the end of the second quarter of 2006. Included in the increase was $44.2 million of revenue related to our acquisitions during the nine months ended September 30, 2006.

Events direct operating expenses increased $423.9 million, or 28%, during the nine months ended September 30, 2006 as compared to the same period of the prior year primarily due to increases in the number of events for global touring and in our owned and/or operated amphitheaters, as well as several international music festivals and other events, all of which resulted in higher talent fees and other event related costs. We also recorded $2.6 million related to a write-down of certain DVD prepaid production assets. In addition, direct operating expenses increased due to the opening and pre-opening costs of our production of Phantom of the Opera in Las Vegas, partially offset by a reduction in write-offs of advances on certain domestic theater productions during 2006. Included in the increase was $37.5 million of direct operating expenses related to our acquisitions during the nine months ended September 30, 2006.

Events depreciation and amortization expense increased $2.7 million, or 38%, during the nine months ended September 30, 2006 as compared to the same period of the prior year primarily due to amortization of the intangible assets resulting from our acquisitions of CPI during the second quarter of 2006 and Mean Fiddler in the third quarter of 2005 due to the finalization of the purchase price allocations.

Events gain on sale of operating assets increased $1.6 million during the nine months ended September 30, 2006 as compared to the same period of the prior year due to a gain recorded on the sale of certain theatrical assets in 2006.

Overall, our Events segment held 10,305 events, excluding exhibitions and sports and third-party rentals, during the nine months ended September 30, 2006 with related attendance at those events of 36.4 million. As compared to the nine months ended September 30, 2005, this represents an overall decrease of 181 events although attendance increased by 0.8 million for the same period. The slight increase in operating loss for our Events segment in the first nine months of 2006 as compared to the same period of 2005 was due primarily to the losses experienced by our owned and/or operated amphitheaters during the period. We increased the number of events in those venues for the nine months by 137 events as compared to the same period of the prior year, which resulted in increased revenue but also increased operating losses in this segment. These losses were more than offset by the increased operating income that was recorded by our Venues and Sponsorship segment from ancillary revenue, such as concessions and facility fees, and increased sponsorships and premium seat sales, along with the increased ticket rebates due to additional ticket sales, which were recorded in our Digital Distribution segment. The increased operating loss related to our amphitheater events was offset by improved operating results from music arena shows, global music tours (including the results due to the acquisition made during the second quarter of 2006), and improved results related to United Kingdom music events and festivals.

Venues and Sponsorship Results of Operations

Our Venues and Sponsorship segment operating results were as follows:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in thousands)	2006	2005	Change	2006	2005	Change

Revenue	$244,283	$215,495	13%	$468,614	$428,841	9%
Direct operating expenses	74,693	73,260	2%	147,638	139,646	6%
Selling, general and administrative expenses	71,353	56,777	26%	185,930	159,745	16%
Depreciation and amortization	55,924	11,646	380%	80,724	34,242	136%
Loss (gain) on sale of operating assets	1,292	203	**	1,369	(99)	**

Operating income	$41,021	$73,609	(44%)	$52,953	$95,307	(44%)

Operating margin	17%	34%		11%	22%

**	Percentages are not meaningful.

Three Months

Venues and Sponsorship revenue increased $28.8 million, or 13%, during the three months ended September 30, 2006 as compared to the same period of the prior year primarily due to increased attendance of 1.1 million at our owned and/or operated amphitheaters in North America as discussed above, increased attendance from third-party rentals and an overall increase of 5% in average food and beverage sales per attendee as a result of the implementation of new programs, including value pricing and increased food and beverage selections, at the majority of our venues. We also had incremental revenue of $4.2 million related to the effect of acquisitions since the same period in the prior year and the addition of the Wembley Arena operating agreement. However, this increase was partially offset by the loss of revenues related to a one-time sponsorship event held in 2005 and a decline in other sponsorship revenues due to the type of these contracts in 2006.

Venues and Sponsorship selling, general and administrative expenses increased $14.6 million, or 26%, during the three months ended September 30, 2006 as compared to the same period of the prior year primarily due to increased compensation related expense for building the venue management team, increased costs related to incentive plans based on driving increased food and beverage sales in our owned and/or operated venues, along with increased property insurance expense. Included in the increase is $4.0 million of selling, general and administrative expenses related to the acquisitions made since the same period in the prior year and the addition of the Wembley Arena operations.

Venues and Sponsorship depreciation and amortization expense increased $44.3 million, or 380%, during the three months ended September 30, 2006 as compared to the same period of the prior year due to an impairment of $42.1 million recorded during the third quarter of 2006 primarily related to several amphitheaters that are expected to be sold prior to the end of their estimated useful lives or were determined to be impaired, and a theater development project that is no longer being pursued. In addition, we incurred increased depreciation of $1.3 million related to asset retirement obligations for the Mean Fiddler venues purchased in the third quarter of 2005 due to the finalization of the purchase price allocation.

Venues and Sponsorship loss on sale of operating assets increased $1.1 million during the three months ended September 30, 2006 as compared to the same period of the prior year primarily due to a loss recorded on the sale of our interest in two theatrical venues in Spain.

Overall, the decline in operating income for Venues and Sponsorship in the third quarter of 2006 as compared to the same period of 2005 was primarily due to increased depreciation expense related to the impairment recorded on certain venues. Offsetting this expense was the improved operating results from our owned and/or operated amphitheaters.

Nine Months

Venues and Sponsorship revenue increased $39.8 million, or 9%, during the nine months ended September 30, 2006 as compared to the same period of the prior year primarily due to increased attendance at our owned and/or operated amphitheaters of 1.1 million and increased attendance from third-party rentals which increased food and beverage and merchandise revenues. We also had incremental revenue of $24.9 million related to the acquisitions made since the prior year and the commencement of the Wembley Arena operating agreement during the second quarter of 2006. However, these increases were partially offset by a decline in revenues from a few of our larger theaters and an arena due to weaker content in 2006. In addition, sponsorship revenues declined due to the loss of revenues related to a one-time sponsorship event held in 2005 and a decline in other sponsorship revenues due to the type of these contracts in 2006.

Venues and Sponsorship direct operating expenses increased $8.0 million, or 6%, during the nine months ended September 30, 2006 as compared to the same period of the prior year primarily due to incremental direct operating expenses of $9.9 million related to the acquisitions made since the prior year and the Wembley Arena operating agreement noted above. However, these increases were partially offset by a decline in direct operating expenses from a few of our larger theaters and an arena due to weaker content in 2006. In addition, sponsorship direct operating expenses declined primarily due to a one-time sponsorship event held in 2005.

Venues and Sponsorship selling, general and administrative expenses increased $26.2 million, or 16%, during the nine months ended September 30, 2006 as compared to the same period of the prior year primarily due to incremental selling, general and administrative expenses of $15.5 million related to the acquisitions made since the prior year and the addition of the Wembley operating agreement. In addition, we incurred increased compensation related expense due to building the venue management team and incentive plans based on driving increased food and beverage sales at our owned and/or operated venues, increased property insurance expense and increased utility expenses.

Venues and Sponsorship depreciation and amortization expense increased $46.5 million, or 136%, during the nine months ended September 30, 2006 as compared to the same period of the prior year primarily due to an impairment of $42.1 million recorded during the third quarter of 2006 related primarily to several amphitheaters and one theater development project that we have decided not to pursue. In addition, we incurred increased depreciation expense related to capital expenditures to improve the audience experience at our amphitheaters and depreciation of asset retirement obligations for the Mean Fiddler venues purchased in the third quarter of 2005 due to the finalization of the purchase price allocation.

Venues and Sponsorship loss on sale of operating assets increased $1.5 million during the nine months ended September 30, 2006 as compared to the same period of the prior year primarily due to a loss recorded on the sale of our interest in two theatrical venues in Spain.

Overall, the operating income for Venues and Sponsorship decreased in the first nine months of 2006 as compared to the same period of 2005 due primarily to increased depreciation expense related to the impairment recorded on certain venues. Offsetting these declines were the improved operating results from our owned and/or operated amphitheaters.

Digital Distribution Results of Operations

Our Digital Distribution segment operating results were as follows:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(in thousands)	2006	2005	Change	2006	2005	Change

Revenue	$39,907	$29,216	37%	$71,062	$56,783	25%
Direct operating expenses	1,124	1,049	7%	2,051	2,150	(5%)
Selling, general and administrative expenses	5,337	884	**	10,219	2,367	**
Depreciation and amortization	215	63	**	395	226	75%

Operating income	$33,231	$27,220	22%	$58,397	$52,040	12%

Operating margin	83%	93%		82%	92%

**	Percentages are not meaningful.

Three Months

Digital Distribution revenues increased $10.7 million, or 37%, during the three months ended September 30, 2006 as compared to the same period of the prior year primarily due to additional ticket service charge rebates resulting from the increase in attendance within our Events segment. Included in the increase is $2.7 million of revenues related to acquisitions during the third quarter of 2006.

Digital Distribution selling, general and administrative expenses increased $4.4 million during the three months ended September 30, 2006 as compared to the same period of the prior year primarily due to increases in salary for new staff and consultant expenses related to our website and internet management. Included in the increase is $2.0 million of incremental selling, general and administrative expenses related to our acquisitions since the prior period.

Overall, operating income for Digital Distribution increased in the third quarter of 2006 as compared to the same period of 2005 primarily due to additional ticket service charge rebates, partially offset by the increased costs related to building the digital distribution management team and developing our online presence.

Nine Months

Digital Distribution revenues increased $14.3 million, or 25%, during the nine months ended September 30, 2006 as compared to the same period of the prior year primarily due to additional ticket service charge rebates resulting from the increase in attendance within our Events segment. Included in the increase is $2.7 million of revenues related to the impact of acquisitions during the third quarter of 2006.

Digital Distribution selling, general and administrative expenses increased $7.9 million during the nine months ended September 30, 2006 as compared to the same period of the prior year primarily due to increases in salary for new staff and consultant expenses related to our website and internet management. Included in the increase is $2.0 million of selling, general and administrative expenses related to the effect of acquisitions since the prior year.

Overall, the increase in operating income for Digital Distribution in the first nine months of 2006 as compared to the same period of 2005 is primarily due to additional ticket service charge rebates, partially offset by the increased costs related to building the digital distribution management team and developing our online presence.

Other Results of Operations

Our other operating results were as follows:

	Three Months Ended				Nine Months Ended
	September 30,			%	September 30,		%
(in thousands)	2006	2005		Change	2006	2005	Change

Revenue	$11,272	$23,489		(52%)	$30,013	$55,622	(46%)
Direct operating expenses	3,069	7,879		(61%)	5,254	16,841	(69%)
Selling, general and administrative expenses	2,029	17,881		(89%)	17,799	38,655	(54%)
Depreciation and amortization	240	456		(47%)	709	1,720	(59%)
Loss (gain) on sale of operating assets	(3,421)	—		**	(11,108)	(177)	**

Operating income (loss)	$9,355	$(2,727)		**	$17,359	$(1,417)	**

Operating margin	83%	(12%	)		58%	(3% )

**	Percentages are not meaningful.

Three Months

Other revenues decreased $12.2 million, or 52%, during the three months ended September 30, 2006 as compared to the same period of the prior year primarily as a result of the sale of portions of our sports representation business assets related to basketball, golf, football, tennis, media and baseball.

Other direct operating expenses decreased $4.8 million, or 61%, during the three months ended September 30, 2006 as compared to the same period of the prior year primarily due to the sale of portions of our sports representation business assets related to certain events and a decrease in agents’ commissions within the United Kingdom.

Other selling, general and administrative expenses decreased $15.9 million, or 88%, during the three months ended September 30, 2006 as compared to the same period of the prior year primarily due to the sale of portions of our sports representation business assets. In addition, we experienced a decline of $4.6 million in litigation contingencies and expenses and a decline of $3.1 million in insurance expense in the third quarter of 2006 as compared to the same period of the prior year. These cost declines are due to the timing of accruals of certain costs on a company-wide basis prior to allocating these costs to the appropriate segment.

Other gain on sale of operating assets increased $3.4 million during the three months ended September 30, 2006 as compared to the same period of the prior year primarily due to gains recorded in 2006 on the sale of portions of our sports representation business assets related to football, tennis, media and baseball.

Overall, the increase in operating income for our other operations during the third quarter of 2006 as compared to the same period of 2005 is primarily due to the timing of accruals and allocations related to company-wide expenses for litigation and insurance expenses and gains recorded on the sale of our sports representation business assets.

Nine Months

Other revenues decreased $25.6 million, or 46%, during the nine months ended September 30, 2006 as compared to the same period of the prior year primarily as a result of the sale of portions of our sports representation business assets related to basketball, golf, football, tennis, media and baseball and the loss of a golf event due to its relocation to another country.

Other direct operating expenses decreased $11.6 million, or 69%, during the nine months ended September 30, 2006 as compared to the same period of the prior year primarily as a result of the sale of portions of our sports representation business assets, the loss of a golf event, and a decrease in agents’ commissions within the United Kingdom.

Other selling, general and administrative expenses decreased $20.9 million, or 54%, during the nine months ended September 30, 2006 as compared to the same period of the prior year primarily due to the sale of portions of our sports representation business assets. In addition, we experienced a decline of $4.8 million in litigation contingencies and expenses in 2006 as compared to the prior year. These cost declines are due to the timing of accruals of certain costs on a company-wide basis prior to allocating these costs to the appropriate segment.

Other depreciation and amortization expense decreased $1.0 million, or 59%, during the nine months ended September 30, 2006 as compared to the same period of the prior year primarily due to the sale of portions of our sports representation business assets.

Other gain on sale of operating assets increased $10.9 million during the nine months ended September 30, 2006 as compared to the same period of the prior year primarily due to gains recorded in 2006 on the sale of portions of our sports representation business assets.

Overall, the increase in operating income for our other operations in the first nine months of 2006 as compared to the same period of 2005 is primarily due to the gains recorded on the sale of portions of our sports representation business assets and the timing of accruals and allocations related to company-wide expenses for litigation in 2006.

Reconciliation of Segment Operating Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005

Events	$(47,513)	$(24,074)	$(56,197)	$(54,855)
Venues and Sponsorship	41,021	73,609	52,953	95,307
Digital Distribution	33,231	27,220	58,397	52,040
Other	9,355	(2,727)	17,359	(1,417)
Corporate	(8,527)	(12,203)	(25,200)	(41,490)
Eliminations	—	43	—	15

Consolidated and combined operating income (loss)	$27,567	$61,868	$47,312	$49,600

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

Our balance sheet reflects cash and cash equivalents of $496.6 million and current and long-term debt of $366.0 million at September 30, 2006, and cash and cash equivalents of $403.7 million and current and long-term debt of $366.8 million at December 31, 2005. These debt balances do not include our outstanding redeemable preferred stock.

On November 3, 2006, we completed our previously announced acquisition of HOB for $354 million in cash (approximately $360 million including transaction and financing fees and expenses). The sources of funds to finance the acquisition included $83.1 million of cash on hand (including $1.7 million of expenses related to the deal that have not yet been paid), $73 million of borrowings under our revolving credit facility and the addition of a new $200 million term loan.

We may need to incur additional debt or issue equity to make other strategic acquisitions or investments. We cannot assure that such financing will be available to us on acceptable terms or that such financing will be available at all. Our ability to issue additional equity may be constrained because the issuance of additional stock may cause the Distribution to be taxable under section 355(e) of the Internal Revenue Code, and, under our tax matters agreement with Clear Channel, we would be required to indemnify Clear Channel against the tax, if any. We may make significant acquisitions in the near term, subject to limitations imposed by our financing documents, market conditions and the tax matters agreement.

We generally receive cash related to ticket revenues in advance of the event, which is recorded in deferred revenue until the event occurs. With the exception of some upfront costs and artist deposits, which are recorded in prepaid expenses until the event occurs, we pay the majority of event related expenses at or after the event. We view our available cash as cash and cash equivalents less event-related deferred revenue, less accrued expenses due to artists and for cash collected on behalf of others, plus event-related prepaids. This is essentially our cash available to, among other things, repay debt balances, make acquisitions, repurchase stock and finance revenue-generating capital expenditures.

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

Sources of Cash

Senior Secured Credit Facility

We have a $610 million multi-currency senior secured credit facility consisting of a $325 million term loan and a $285 million revolving credit facility. The revolving credit facility provides for borrowings up to the amount of the facility with sub-limits of up to $235 million to be available for the issuance of letters of credit and up to $100 million to be available for borrowings in foreign currencies. The term loan portion of the credit facility matures in June 2013. We are required to make minimum quarterly principal repayments under the term loan of approximately $3.2 million per year through March 2013, with the remaining balance due at maturity. We are required to prepay the outstanding term loan, subject to certain exceptions and conditions, from certain asset sale proceeds and casualty and condemnation proceeds that we do not reinvest within a 365-day period or from certain additional debt issuance proceeds. The revolving credit portion of the credit facility matures in June 2012. During the three and nine months ended September 30, 2006, we made principal payments totaling $0.8 million and $2.4 million, respectively, on the term loan. At September 30, 2006, the outstanding balances on the term loan and revolving credit facility were $322.6 million and $0, respectively. Taking into account letters of credit of $148.1 million, $136.9 million was available for future borrowings.

In connection with the HOB acquisition, we entered into a Credit Facility Amendment to our senior secured credit facility. The Credit Facility Amendment increases the amount available under our senior secured credit facility by providing for a new $200 million term loan which matures in December 2013. The interest rate is based upon a prime rate or LIBOR, selected at our discretion, plus an applicable margin. We are required to make quarterly principal repayments under the new term loan of approximately $2.0 million per year through September 2013, with the remaining balance due at maturity. At November 3, 2006, the outstanding balances on the term loans and revolving credit facility were $522.6 million and $73.0, respectively. Taking into account letters of credit of $84.8 million, $127.2 million was available for future borrowings.

Redeemable Preferred Stock

As part of the Separation, one of our subsidiaries sold 200,000 shares of Series A (voting) mandatorily Redeemable Preferred Stock to third-party investors and issued 200,000 shares of Series B (non-voting) mandatorily Redeemable Preferred Stock to Clear Channel which then sold this Series B Redeemable Preferred Stock to third-party investors. We did not receive any of the proceeds from the sale of the Series B Redeemable Preferred Stock sold by Clear Channel. As of September 30, 2006, we had 200,000 shares of Series A

Redeemable Preferred Stock and 200,000 shares of Series B Redeemable Preferred Stock outstanding (collectively, the “Preferred Stock”) with an aggregate liquidation preference of $40 million. The Preferred Stock accrues dividends at 13% per annum and is mandatorily redeemable on December 21, 2011, although we are obligated to make an offer to repurchase the Preferred Stock at 101% of the liquidation preference in the event of a change of control.

The certificate of incorporation governing the Redeemable Preferred Stock contains a number of covenants that, among other things, restrict our ability to incur additional debt, issue certain equity securities, create liens, merge or consolidate, modify the nature of our business, make certain investments and acquisitions, transfer and sell material assets, enter into sale-leaseback transactions, enter into swap agreements, pay dividends and make distributions, and enter into agreements with affiliates. If we default under any of these covenants, we will have to pay additional dividends.

At September 30, 2006, we were in compliance with all Redeemable Preferred Stock covenants. We expect to remain in compliance with all of our Preferred Stock covenants throughout 2006.

Guarantees of Third-Party Obligations

As of September 30, 2006, we guaranteed the debt of third parties of approximately $1.0 million, primarily related to maximum credit limits on employee and tour related credit cards.

As of September 30, 2006, in connection with the sale of a portion of our sports representation business assets, we guaranteed the performance of a third-party related to an employment contract in the amount of approximately $1.0 million.

Disposal of Assets

During the nine months ended September 30, 2006, we received $38.7 million of proceeds primarily related to the sale of certain theatrical assets and portions of our sports representation business assets.

Debt Covenants

The significant covenants on our multi-currency senior secured credit facility relate to total leverage, senior leverage, interest coverage, and capital expenditures contained and defined in the credit agreement. The leverage ratio covenant requires us to maintain a ratio of consolidated total indebtedness minus unrestricted cash and cash equivalents, up to a maximum of $150 million (all as defined by the credit agreement), to consolidated earnings-before-interest-taxes-depreciation-and-amortization (as defined by the credit agreement, “Consolidated EBITDA”) of less than 4.5x through December 31, 2008, and less than 4.0x thereafter, provided that aggregated subordinated indebtedness is less than $25 million. The senior leverage covenant, which is only applicable provided aggregate subordinated indebtedness is greater than $25 million, requires us to maintain a ratio of consolidated senior indebtedness to Consolidated EBITDA of less than 3.0x. The interest coverage covenant requires us to maintain a minimum ratio of Consolidated EBITDA to cash interest expense (as defined by the credit agreement) of 2.5x. The capital expenditure covenant limits annual capital expenditures (as defined by the credit agreement) to $125 million or less through December 31, 2006, and $110 million or less thereafter. In the event that we do not meet these covenants, we are considered to be in default on the credit facilities at which time the credit facilities may become immediately due. This credit facility contains a cross default provision that would be triggered if we were to default on any other indebtedness greater than $10 million.

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

At September 30, 2006, we were in compliance with all debt covenants. We expect to remain in compliance with all of our debt covenants throughout 2006.

Uses of Cash

Acquisitions

When we make acquisitions, especially of entities where we buy a controlling interest only, the acquired entity may have cash on its balance sheet at the time of acquisition. All amounts discussed in this section are presented net of any cash acquired. During the nine months ended September 30, 2006, our Venues and Sponsorship segment used $2.0 million in cash, primarily for our acquisition of an interest in Historic Theatre Group. Historic Theatre Group operates three theaters in the Minneapolis area that primarily host theatrical performances. In addition, our Events segment used $1.1 million in cash, primarily for our acquisitions of an interest in Angel Festivals Limited, a dance festival promotion company; an interest in Trunk Ltd., a specialty merchandise company; and interests in several Concert Productions International entities, which engage in full service global tours, provide certain artist services and invest in theatrical productions. Finally, our Digital Distribution segment received $3.0 million in cash, primarily related to our acquisition of an interest in Musictoday which provides services to artists for online fan clubs, artist e-commerce and fulfillment, VIP packaging and artist fan club and secondary market ticketing.

Capital Expenditures

Venue operations is a capital intensive business, requiring consistent investment in our existing venues in order to address audience and artist expectations, technological industry advances and various federal and state regulations.

We categorize capital outlays into maintenance expenditures and revenue generating expenditures. Maintenance expenditures are associated with the renewal and improvement of existing venues and, to a lesser extent, capital expenditures related to information systems, web development and administrative offices. Revenue generating expenditures relate to either the construction of new venues or major renovations to existing buildings that are being added to our venue network. Capital expenditures typically increase during periods when venues are not in operation.

Our capital expenditures consisted of the following:

	Nine Months Ended
	September 30,
(in thousands)	2006	2005

Maintenance expenditures	$40,786	$44,050
Revenue generating expenditures	10,244	27,947

Total capital expenditures	$51,030	$71,997

While maintenance expenditures for the first nine months of 2006 reflect a decrease over the same period of the prior year, we expect the level of maintenance expenditures for the full year to remain consistent with 2005 total expenditures. We continue to improve the audience experience at our owned and/or operated amphitheaters with much of this work being done before and after the summer concert series.

Revenue generating expenditures declined during the first nine months of 2006 primarily due to the timing of capital expenditures associated with the development and renovation of five venues, three of which were completed in 2005. In addition, in May 2006, we sold one of these venue projects which would have required us to incur capital expenditures to build-out this venue. This sale relieved us of these future capital expenditure commitments and reimbursed us for capital expenditures already incurred on this venue. Although management has determined not to pursue the development of this remaining venue project, we expect to continue to incur additional costs in 2006 related to the renovation of other venues.

Share Repurchase Program

Our Board of Directors authorized a $150 million share repurchase program in December 2005. As of October 31, 2006, 3.4 million shares have been repurchased for an aggregate purchase price of $42.7 million, including commissions and fees, with an average purchase price of $12.65 per share. From January 1, 2006 to October 31, 2006, we repurchased 1.9 million shares of our common stock for an aggregate purchase price of $24.7 million, including commissions and fees.

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

Cash Flows

	Nine Months Ended
	September 30,
(in thousands)	2006	2005

Cash provided by (used in):
Operating activities	$103,612	$(17,280)
Investing activities	$(11,929)	$(72,715)
Financing activities	$1,238	$176,213

Operating Activities

Cash provided by operations was $103.6 million for the nine months ended September 30, 2006, compared to cash used in operations of $17.3 million for the nine months ended September 30, 2005. The $120.9 million increase in cash provided by operations primarily resulted from an increase in net income, adjusted for non-cash charges and non-operating activities, and changes in the event related operating accounts which are dependent on the number and size of events ongoing at period end. We paid less prepaid and accrued event related expenses and received more deferred revenue in the first nine months of 2006 as compared to the same period of 2005 resulting in an increase to cash provided by operations. Conversely, the accounts receivable increase was higher due to the timing and number of events in the first nine months of 2006 as compared to the same period of 2005 resulting in a decrease to cash provided by operations.

Investing Activities

Cash used in investing activities was $11.9 million for the nine months ended September 30, 2006, as compared to $72.7 million for the nine months ended September 30, 2005. The $60.8 million decrease in cash used in investing activities is primarily due to $38.7 million of proceeds received from the sale of certain theatrical assets and portions of our sports representation business assets. In addition, our capital expenditures declined during the first nine months of 2006 as compared to the same period of the prior year due to the timing of five venue development and renovation projects, three of which were completed in 2005.

Financing Activities

Cash provided by financing activities was $1.2 million for the nine months ended September 30, 2006 as compared to $176.2 million for the nine months ended September 30, 2005. The $175.0 million decrease in cash provided by financing activities was primarily a result of Clear Channel no longer funding our working capital requirements subsequent to the Separation, funding received from the minority interest partner for the Mean Fiddler acquisition in 2005 and repurchases of our common stock in 2006. Partially offsetting these decreases was an increase in contributions from minority interest partners primarily related to a contribution received in advance of certain capital expenditures.

Seasonality

Our Events segment typically experiences operating losses in the second and third quarters due to the timing of the live music events, especially domestically, where artist performance fees and other costs typically exceed ticket revenues. These losses are generally offset by higher operating income in the second and third quarters in our Venues and Sponsorship segment as our outdoor venues are primarily used in, and our sponsorship fulfillment is higher during, May through September. We also experience higher operating income in the second and third quarters in our Digital Distribution segment based on ticket rebates earned on the activity in our Events segment. In addition, the timing of tours of top-grossing acts can impact comparability of quarterly results year over year, although annual results may not be impacted.

Cash flows from our Events segment typically have a slightly different seasonality as payments are often made for artist performance fees and production costs in advance of the date the related event tickets go on sale. These artist fees and production costs are expensed when the event occurs. Once tickets for an event go on sale, we begin to receive payments from ticket sales, still in advance of when the event occurs. We record these ticket sales as revenue when the event occurs.

Market Risk

We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates.

Foreign Currency Risk

We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported operating income of $41.6 million for the nine months ended September 30, 2006. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the nine months ended September 30, 2006 by $4.2 million. As of September 30, 2006, our primary foreign exchange exposure included the Euro, British Pound, Swedish Kroner and Canadian Dollar.

This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities.

Occasionally, we will use forward currency contracts to reduce our exposure to foreign currency risk. The principal objective of such contracts is to minimize the risks and/or costs associated with artist fee commitments. At September 30, 2006, we had $7.9 million outstanding in forward currency contracts.

Interest Rate Risk

Our market risk is also affected by changes in interest rates. We had $366.0 million total debt outstanding as of September 30, 2006, of which $160.5 million is variable rate debt.

Based on the amount of our floating-rate debt as of September 30, 2006, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $0.4 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of September 30, 2006 with no subsequent change in rates for the remainder of the period.

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

For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in the same line item associated with the hedged item in current earnings during the period of the change in fair values (for example, in interest expense when the hedged item is fixed-rate debt). For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (for example, in interest expense when the hedged transactions are interest cash flows associated with floating-rate debt). The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in other expense (income) — net in current earnings during the period of change. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign currency, the gain or loss is reported in other comprehensive income (loss) as part of the cumulative translation adjustment to the extent it is effective. Any ineffective portions of net investment hedges are recognized in other expense (income) — net in current earnings during the period of change.

In March 2006, we entered into two separate interest rate swaps for which we purchased a series of interest rate caps and sold a series of interest rate floors with a $162.5 million aggregate notional amount that effectively converts a portion of our floating-rate debt to a fixed-rate basis. These agreements expire in March 2009. During the three months ended September 30, 2006, the forward LIBOR curve, on which the fair value of these interest rate swaps are evaluated, declined causing the fair value of these agreements to decrease by $2.0 million to a liability of $0.1 million as of September 30, 2006. These agreements were put in place to eliminate or reduce the variability of a portion of the cash flows from the interest payments related to the senior secured credit facility. The terms of the senior secured credit facility required that an interest rate swap be put in place for at least 50% of the outstanding debt and for at least three years.

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is as follows:

Nine Months Ended September 30,		Year Ended December 31,
2006	2005	2005	2004	2003	2002	2001

1.62	1.12	0.07	1.18	2.04	1.40	*

*	For the year ended December 31, 2001, fixed charges exceeded earnings before income taxes and fixed charges by $262.0 million.

The ratio of earnings to fixed charges was computed on a total enterprise basis. Earnings represent income from continuing operations before income taxes less equity in undistributed net income (loss) of nonconsolidated affiliates plus fixed charges. Fixed charges represent interest, amortization of debt discount and expense, and the estimated interest portion of rental charges. Rental charges exclude variable rent expense for events in third-party venues. Prior period calculations have been revised to conform to the current period presentation.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-4, Contingent Cash Settlement (“FSP FAS 123(R)-4”). FSP FAS 123(R)-4 requires companies to classify employee stock options and similar instruments with contingent cash settlement features as equity awards under FASB Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”), provided that (i) the contingent event that permits or requires cash settlement is not considered probable of occurring and is not within the control of the employee and (ii) the award includes no other features that would require liability classification. We considered FSP FAS 123(R)-4 with our implementation of Statement 123(R), and determined it had no impact on our financial position or results of operations.

In April 2006, the FASB issued FASB Staff Position FIN 46(R)-6, Determining the Variability to be Considered When Applying FASB Interpretation No. 46(R) (“FSP FIN 46(R)-6”). FSP FIN 46(R)-6 addresses the approach to determine the variability to consider when applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”). The variability that is considered in applying FIN 46(R) may affect (i) the determination as to whether the entity is a variable interest entity, (ii) the determination of which interests are variable interests in the entity, (iii) if necessary, the calculation of expected losses and residual returns of the entity, and (iv) the determination of which party is the primary beneficiary of the variable interest entity. We adopted FSP FIN 46(R)-6 on July 1, 2006 and its adoption did not materially impact our financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 creates a single model to address uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 on January 1, 2007, as required. We are currently working to determine the effect that the adoption of FIN 48 will have on our financial position and results of operations. We reasonably anticipate that the impact of adoption may result in a greater degree of volatility in the effective tax rate and balance sheet classification of tax liabilities.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement 157”). Statement 157 provides guidance for using fair value to measure assets and liabilities and also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Statement 157 does not expand the use of fair value in any new circumstances. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that year, including financial statements for an interim period within that fiscal year. The provisions of Statement 157 are applied prospectively with retrospective application to certain financial instruments. We will adopt Statement 157 on January 1, 2008 and are currently assessing the impact its adoption will have on our financial position and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in

Current Year Financial Statements (“SAB 108”). SAB 108 (SAB Topic 1.N) addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB 108 does not change the SEC staff’s previous positions in Staff Accounting Bulletin No. 99, Materiality, (SAB Topic 1.M) regarding qualitative considerations in assessing the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. SAB 108 offers special transition provisions only for circumstances where its application would have altered previous materiality conclusions. The SEC staff encourages early application of the guidance in SAB 108 in financial statements filed after the publication of SAB 108 for any interim period of the first fiscal year ending after November 15, 2006. We will adopt SAB 108 during the fourth quarter of 2006 and do not anticipate its adoption will materially impact our financial position or results of operations.

Stock Option Accounting

We adopted Statement 123(R), which is a revision of FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”) effective January 1, 2006. Statement 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amends FASB Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. In accordance with Statement 123(R), we continue to use the Black-Scholes option pricing model to estimate the fair value of our stock options at the date of grant. Pro forma disclosure is no longer an alternative. We chose the modified-prospective application of Statement 123(R)and recorded $0.5 million and $1.5 million of non-cash compensation expense during the three and nine months ended September 30, 2006. We expect that future periods of 2006 will be impacted by similar amounts until additional stock option grants are approved. The total amount of compensation costs not yet recognized related to nonvested stock options at September 30, 2006 is $6.5 million with a weighted average period over which it is expected to be recognized of 5 years.

Prior to our adoption of Statement 123(R), we accounted for our stock-based award plans in accordance with APB 25, and related interpretations, under which compensation expense was recorded only to the extent that the current market price of the underlying stock exceeds the exercise price. In addition, we disclosed the pro forma net income (loss) as if the stock-based awards had been accounted for using the provisions of Statement 123. Pro forma earnings (loss) per share amounts are not disclosed as we had no common stock prior to the Separation. There have been no modifications made to or changes in the terms related to any outstanding stock options prior to our adoption of Statement 123(R).

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

We use various assumptions in determining the current fair market value of these assets, including future expected cash flows and discount rates, as well as future salvage values and other fair value measures. Our impairment loss calculations require us to apply judgment in estimating future cash flows, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.

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

Revenue Recognition

Revenue from the presentation and production of an event is recognized after the performance occurs upon settlement of the event. Revenue related to music tour production services is recognized after minimum revenue thresholds, if any, have been achieved. Revenue collected in advance of the event is recorded as deferred revenue until the event occurs. Revenue collected from sponsorships and other revenue, which is not related to any single event, is classified as deferred revenue and generally amortized over the operating season or the term of the contract.

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

Based on their evaluation as of September 30, 2006, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

We are a defendant in twenty-two putative class actions filed by different named plaintiffs in various U.S. District Courts throughout the country. The claims made in these actions are substantially similar to the claims made in the Heerwagen action described above, except that the geographic markets alleged are regional, statewide or more local in nature, and the members of the putative classes are limited to individuals who purchased tickets to concerts in the relevant geographic markets alleged. The plaintiffs seek unspecified compensatory, punitive and treble damages, declaratory and injunctive relief and costs of suit, including attorneys’ fees. We have filed our answers in some of these actions, and we have denied liability. On December 5, 2005, we filed a motion before the Judicial Panel on Multidistrict Litigation to transfer these actions and any similar ones commenced in the future to a single federal district court for coordinated pre-trial proceedings. On April 17, 2006, the Panel granted our motion and ordered the consolidation and transfer of the actions to the U.S. District Court for the Central District of California. We intend to vigorously defend all claims in all of the actions.

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

Issuer Purchases of Equity Securities

The following table sets forth certain information about the shares of our common stock we repurchased during the three months ended September 30, 2006.

				Maximum Dollar
			Total Number	Value of
			of Shares	Shares that
			Purchased as	May Yet
	Total Number	Average Price	Part of	Be Purchased
	of Shares	Paid per	Publicly Announced	Under the
Period	Repurchased(1)	Share	Program	Program

July 1 - July 31	—	$—	—	$107,331,764
August 1 - August 31	—	$—	—	$107,331,764
September 1 - September 30	—	$—	—	$107,331,764

(1)	On December 22, 2005, we publicly announced that our Board of Directors authorized a $150 million share repurchase program effective immediately. The repurchase program is authorized through December 31, 2006, although the program may be suspended or discontinued at any time prior to that date.

As of October 31, 2006, 3.4 million shares had been repurchased for an aggregate purchase price of $42.7 million, including commissions and fees, under the repurchase program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number		Description

4.1		Incremental Assumption Agreement and Amendment No. 1 dated as of November 3, 2006, to the Credit Agreement dated as of December 21, 2005, among Live Nation, Inc., Live Nation Worldwide, Inc. and the Foreign Borrowers party thereto, as Borrowers, JP Morgan Chase, N.A., as Administrative Agent, JP Morgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed November 9, 2006)
10.1		First Amendment to Employment Agreement entered into August 8, 2006 by and between Live Nation Worldwide, Inc. and Alan Ridgeway (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed August 11, 2006)
31	.1*	Certification of Chief Executive Officer
31	.2*	Certification of Chief Financial Officer
32	.1**	Section 1350 Certification of Chief Executive Officer
32	.2**	Section 1350 Certification of Chief Financial Officer

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2006.

LIVE NATION, INC.

By:	/s/ Alan Ridgeway
Alan Ridgeway
Chief Financial Officer

By:	/s/ Kathy Willard
Kathy Willard
Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number		Description

4.1		Incremental Assumption Agreement and Amendment No. 1 dated as of November 3, 2006, to the Credit Agreement dated as of December 21, 2005, among Live Nation, Inc., Live Nation Worldwide, Inc. and the Foreign Borrowers party thereto, as Borrowers, JP Morgan Chase, N.A., as Administrative Agent, JP Morgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed November 9, 2006)
10.1		First Amendment to Employment Agreement entered into August 8, 2006 by and between Live Nation Worldwide, Inc. and Alan Ridgeway (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed August 11, 2006)
31	.1*	Certification of Chief Executive Officer
31	.2*	Certification of Chief Financial Officer
32	.1**	Section 1350 Certification of Chief Executive Officer
32	.2**	Section 1350 Certification of Chief Financial Officer

*	Filed herewith.

**	Furnished herewith.