Form 10-K
period 2006-12-31
Live Nation, Inc.
filed 2007-03-01
CIK 1335258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006, or

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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
☑ Large accelerated filer                     ☐ Accelerated filer                     ☐ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     On June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock beneficially held by non-affiliates of the registrant was approximately $990.7 million. (For purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates).
     On February 23, 2007, there were 65,534,260 outstanding shares of the registrant’s common stock, $0.01 par value per share, excluding 1,702,652 shares held in treasury.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of our Definitive Proxy Statement for the 2007 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

LIVE NATION, INC.
INDEX TO FORM 10-K

PART I
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
     Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth under Item 1A.—Risk Factors as well as other factors described herein or in our annual, quarterly and other reports we file with the Securities and Exchange Commission (collectively, “cautionary statements”). Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. We do not intend to update these forward-looking statements, except as required by applicable law.
Item 1. Business
Our Company
     We are the world’s largest live music company. Our mission is to inspire passion for live music around the world. We are the largest promoter of live concerts in the world, the second-largest entertainment venue management company and have a rapidly growing online presence. We strive to create superior experiences for artists and fans, regularly promoting and/or producing tours for artists such as The Rolling Stones, Barbra Streisand, Madonna, U2 and Coldplay. Globally, we own, operate, have booking rights for and/or have an equity interest in more than 160 venues, including House of Blues® music venues and prestigious locations such as The Fillmore in San Francisco, Nikon at Jones Beach Theater in New York and London’s Wembley Arena. Our websites collectively are the second most popular entertainment/event websites in the United States, according to Nielsen//NetRatings. In addition, we also produce, promote or host theatrical, specialized motor sports and other live entertainment events. In 2006, we connected nearly 60 million fans with their favorite performers at approximately 26,000 events in 18 countries around the world.
     Our principal executive offices are located at 9348 Civic Center Drive, Beverly Hills, California 90210 (telephone: 310-867-7000). Our principal website is www.livenation.com. Live Nation is listed on the New York Stock Exchange, trading under the symbol “LYV”.
Our Strategy
     Our strategy is to streamline our business assets to focus on live music. We believe that this focus will enable us to increase shareholder value by developing new ancillary revenue streams around the live music event. We have begun, and will continue, to execute on this strategy through pursuing the objectives listed below.
•	Divest Non-Core Assets. We are focused on building our live music business and ancillary services in major music markets around the world. As a result, we expect, where it is economically justifiable, to divest non-live music related business assets and/or underperforming live music business assets and use the net proceeds to re-invest in our core live music business, repay outstanding indebtedness or for general corporate purposes.

•	Increase Our North American Platform. We believe the markets with the greatest live music profit potential in North America are markets within the top 25 designated market areas, or DMAs®, and those where we operate venues which can service artists with audiences of all sizes. Our North American venue expansion strategy includes, where economically feasible, to own and/or operate (i) a large capacity venue such as an amphitheater with a capacity up to 30,000, (ii) a mid-sized music venue with a capacity of up to 5,000 and (iii) a small-sized venue with a capacity of 2,000 or less. In addition, we believe that multi-day music festivals, often located outside of major metropolitan markets, such as our Jamboree in the Hills annual festival located in Morristown, OH, are a growing segment of the market in which we expect to increasingly participate. Festivals are already a significant part of our international business where we own, operate and/or have an equity interest in over 20 festivals. Finally, our focus in North America is on increasing our venue presence as the owner/operator of the venue generally has the right to sell the ticket.

•	Increase Our International Platform. We plan to expand our international promoter presence to include the top music markets and population centers around the world and to selectively expand our international venue presence. We currently have operations in eight of the top ten recorded music markets globally. By extending our global presence, we benefit through the diversification of our operations to include local acts, generating synergies from the promotion of our global artists and capitalizing on multi-national sponsorships. In addition, our focus internationally is on increasing our promoter presence as the promoter of the concert/performance generally has the right to sell the ticket.

•	Improve the Profitability of Our Existing Core Business. We continue to be focused on improving the profitability of our existing core live music operations by implementing strategies to improve promoter profit, to increase ancillary sales per fan at our venues, to capitalize on opportunities to reduce variable costs when renewing third-party vendor contracts and to limit fixed cost growth. For example, during 2006, one of our key focuses was to improve food and beverage sales per fan at our North American venues. We were able to accomplish 9.6% growth in food and beverage sales per fan by implementing such initiatives as value and simplified pricing, increased food and beverage selections, hawking and improved signage.

•	Extend Relationships with Artists, Fans and Sponsors. We seek to develop deeper relationships with the artists, fans and sponsors with whom we work. We believe that we should be able to expand the business lines related to the live music event, such as the sale of tour merchandise and live concert DVDs as well as providing other products and services to fans and artists both before and after the concert, including the development of artist fan clubs and websites.

•	Develop Online and Ancillary Services. Our goal is to be the leading online live music destination website. Our website, www.livenation.com, has been the second most popular entertainment/event site in North America since September 2006 according to Nielsen//NetRatings. During 2007 we will be rolling out local versions of www.livenation.com to our international operations. Currently, our website offers comprehensive information about live concerts throughout the United States regardless of whether they are Live Nation promoted events or not, and access to tickets and artist merchandise. Our aim is to continue to drive the popularity of our website by expanding our online offering thereby driving more traffic to our website and generating incremental revenue from additional ticket sales, merchandise sales, online advertising and other goods and services.

•	Cultivate Brand Awareness. We believe that brands help drive audiences to our venues and events and are important to our overall success in the live music industry. In connection with our debut as a public company in December 2005, we established the Live Nation brand. In addition, we have a number of well-recognized live music brands around the world including House of Blues (ten small-sized music venues as of December 31, 2006 located in the United States) and The Fillmore (two mid-sized music venues as of December 31, 2006 located in the United States) which we expect to utilize with respect to our small- and mid-sized music venue growth strategy.
     In order to achieve our objectives and successfully implement our strategies, we have made, and expect to continue to pursue, investments, acquisitions and divestitures that contribute to the above goals where the valuations, returns and growth potential are consistent with our long-term goal of increasing shareholder value. We believe that significant opportunities exist both in North American and international markets to expand our distribution network. However, our ability to make acquisitions and divestitures in the near term may be constrained by the limitations imposed by our senior secured credit facility, market conditions and our tax matters agreement with Clear Channel Communications (see below Our Relationship with Clear Channel — Tax Matters Agreement).
Our Assets
     We believe we have a portfolio of assets that is unmatched in the live music industry.
•	Distribution Network. We believe that our extensive global distribution network of promoters, venues and festivals provides us with a premier position in the live music industry. We believe we have one of the largest global networks of music promoters in the world, with offices in 23 cities in North America and a total of 17 countries worldwide. In addition, we own, operate, have booking rights and/or have an equity interest in over 160 venues located across six countries at December 31, 2006, making us, we believe, the second largest operator of entertainment venues in the world. We also believe that we produce one of the largest networks of music festivals in the world with over 20 festivals globally.

•	Fans. During 2006, our events and venues were attended by nearly 60 million fans. Our database includes contact information for 21 million fans, providing us with the means to efficiently market our shows to these fans as well as offer them other music related products and services. This database is an invaluable asset that we are able to use to service our artists and corporate clients.

•	Artists. We have extensive relationships with artists ranging from those acts that are just beginning their careers to superstars. In 2006, we promoted shows or tours for over 1,300 artists globally. We believe our artist relationships are a competitive advantage and will help us pursue our strategy to develop additional ancillary revenue streams around the live music event.

•	Sponsors. We employed a sales force of approximately 275 people that worked with over 375 major sponsors during 2006, through a combination of local venue related deals and national deals, both in North America and internationally. Our sponsors include some of the most well-recognized national and global brands including Verizon, American Express, Ford and Nokia.

•	Employees. At December 31, 2006, we employed approximately 4,400 full-time employees who are all dedicated to providing a first class service to our artists, fans and corporate sponsors. Many of our employees have decades of experience in promoting and producing live concerts, as well as operating live entertainment venues.
Our History
     We were formed through acquisitions of various entertainment businesses and assets by our predecessors. On August 1, 2000, Clear Channel Communications, Inc. (“Clear Channel”) acquired our live entertainment business, which was initially formed in 1997. On August 2, 2005, we were incorporated in our current form as a Delaware corporation to own substantially all of the entertainment business of Clear Channel. In December 2005, the separation of the business previously conducted by Clear Channel’s live entertainment segment and sports representation business, now comprising our business, and the distribution by Clear Channel of all of our common stock to its shareholders, was completed in a tax free spin-off (the “Distribution,” the “Separation” or the “spin-off”). Following our separation from Clear Channel, we became a separate publicly traded company on the New York Stock Exchange trading under the symbol “LYV”.
Live Events Industry
   Live Music Industry
     The live music industry includes concert promotion and/or production. According to Pollstar, North American gross concert revenues increased from $2.8 billion in 2004 to $3.6 billion in 2006, a compound annual growth rate of approximately 13%. In the 2004 to 2006 period, our global live music revenues, comprised of gross concert revenues, increased from $1.9 billion to $2.7 billion, a compound annual growth rate of 19%. We believe this growth was primarily due to increasing ticket prices for top-grossing acts and the continued desire of these acts such as Madonna, The Rolling Stones and U2, to continue touring.

     Typically, to initiate live entertainment events or tours, booking agents directly contract with performers to represent them for defined periods. Booking agents then contact promoters, who will contract with them or directly with performers to arrange events. Booking agents generally receive fixed or percentage fees from performers for their services. Promoters earn revenues primarily from the sale of tickets. Performers are paid by the promoter under one of several different formulas, which may include fixed guarantees and/or a percentage of ticket sales or event profits. In addition, promoters may also reimburse performers for certain costs of production, such as sound and lights. Under guaranteed payment formulas, promoters assume the risks of unprofitable events. Promoters may renegotiate lower guarantees or cancel events because of insufficient ticket sales in order to reduce their losses. Promoters can also reduce the risk of losses by entering into global or national touring agreements with performers and including the right to offset lower ticket revenue shows with higher performing shows on the tour in the determination of overall artist fees.
     For musical tours, one to four months typically elapse between booking performers and the first performances. Promoters, in conjunction with performers, managers and booking agents, set ticket prices and advertise events to cover expenses. Promoters market events, sell tickets, rent or otherwise provide venues (if not provided by booking agents) and arrange for local production services, such as stages and sets.
   Theatrical Industry
     The theatrical industry includes groups engaged in promoting, which is generally referred to in the theatrical industry as “presenting,” and producing live theatrical presentations. According to data from members of The League of American Theatres and Producers, Inc., gross ticket sales for the North American theatrical industry of touring Broadway theatrical performances has increased from $714 million during the 2003-04 season to $915 million during the 2005-06 season, a compounded annual growth rate of 13%. In the 2004 to 2006 period, our global theatrical revenues increased from $230.0 million to $277.5 million, a compounded annual growth rate of 10%.
     Live theater consists mainly of productions of existing musicals and dramatic works and the development of new works. While musicals require greater investments of time and capital than dramatic productions, they are more likely to become touring theatrical shows. Producers of touring theatrical shows first acquire the rights to works from their owners, who typically receive royalty payments in return. Producers then assemble casts, hire directors and arrange for the design and construction of sets and costumes. Producers also arrange transportation and schedule shows with local presenters. Local presenters, who generally operate or have relationships with venues, provide all local services such as selling tickets, hiring local personnel, buying advertising and paying fixed guarantees to producers. Presenters then have the right to recover the guarantees plus their local costs from ticket revenues. Presenters and producers typically share any remaining ticket revenues. In order to secure exclusive touring rights, investors may take equity positions in Broadway (New York) or West End (London) shows. Touring rights are generally granted to investors for three to four years.
   Specialized Motor Sports Industry
     The specialized motor sports industry includes promoters and producers of specialized motor sports events. Typical events include motorcycle road racing, supercross racing, monster truck shows, freestyle motocross events and other similar events. In general, most markets where we operate host one to four motor sports events each year, with larger markets hosting more events. Venue operators of stadiums and arenas typically work with producers and promoters to schedule individual events or full seasons of events. Corporate sponsorships and television exposure are important financial components that contribute to the success of a single event or a season of events.
     Specialized motor sports events make up a growing segment of the live entertainment industry. This growth has resulted from additional demand in existing markets and new demand in markets, including Europe, where arenas and stadiums have been built. The increasing popularity of specialized motor sports over the last several years has coincided with the increased popularity of other professional motor sports events, such as professional auto racing, including the National Association for Stock Car Auto Racing, or NASCAR and the Indy Racing League, or IRL. A number of events are also broadcast domestically and internationally.
Venue Management Industry
     The venue management industry includes venue and concession operation and the sale of sponsorships and advertising. Venue operators typically contract with promoters to rent their venues for specific events on specific dates. Venue operators provide services such as concessions, parking, security, ushering and ticket-taking, and receive some or all of the revenues from concessions, merchandise, sponsorships, parking and premium seats. For the events they host, venue operators typically receive fixed fees or percentages of ticket sales, as well as percentages of total concession sales from the vendors and percentages of total merchandise sales from the merchandisers.
Our Business
     We operate in three reportable business segments: Events, Venues and Sponsorship, and Digital Distribution. In addition, we operate in the sports representation and other businesses, which are included under “other.”
     Information related to these operating segments and other operations for 2006, 2005 and 2004 is included in Note P – Segment Data in the Notes to Consolidated and Combined Financial Statements in Item 8.
     Events. Our Events business principally involves the promotion and/or production of live music shows, theatrical performances and specialized motor sports events in our owned and/or operated venues and in rented third-party venues. For the year ended December 31, 2006, our Events business generated approximately $2.9 billion, or 79%, of our total revenues. We promoted or produced over 10,000 live music events in 2006, including tours for artists such as the Rolling Stones, Madonna, Barbra Streisand, Dave Matthews Band and Toby Keith. In addition, we produced several large festivals in Europe, including Rock Werchter in Belgium, Lowlands Festival in Holland, and the Reading Festival and the Leeds Festival, both in the United Kingdom.
     In 2006, we presented and/or produced over 5,000 theatrical performances such as our production of Phantom of the Opera in Las Vegas, tours of Cats, Starlight Express and Chicago in the United Kingdom, our North American family show tours of Dora The Explorer Live and Dora’s Pirate Adventure, as well as North American touring productions of Wicked, The Lion King, Mamma Mia!, Spamalot, and Phantom of the Opera.
     We held over 500 specialized motor sports events in 2006 in stadiums, arenas and other venues including monster truck shows, supercross races, motocross races, freestyle motocross events, motorcycle road racing and dirt track motorcycle racing.
     Venues and Sponsorship. Our Venues and Sponsorship business principally involves the management and operation of our owned and/or operated venues and the sale of various types of sponsorships and advertising. For the year ended December 31, 2006, our Venues and Sponsorship business generated approximately $635.8 million, or 17%, of our total revenues. In 2006, we owned and/or operated 131 venues such as Tweeter Center at the Waterfront, PNC Bank Arts Center, Gibson Amphitheater at Universal City Walk, Murat Theater, House of Blues® clubs and The Fillmore venues. Through equity, booking or similar arrangements we also have the right to book events at 34 additional venues. In addition, our national sponsorship programs included companies such as American Express, Anheuser Busch and Verizon.
     Digital Distribution. Our Digital Distribution business principally involves the management of our third-party ticketing relationships, in-house ticketing operations and online and wireless distribution activities, including the development of our website. For the year ended December 31, 2006, our Digital Distribution business generated approximately $99.0 million, or 3%, of our total revenues. Our websites collectively are ranked as the second most popular entertainment/event websites in the United States, according to Nielsen//NetRatings.
     Other. We also provide integrated sports marketing and management services, primarily for professional athletes. Our marketing and management services generally involve the negotiation of player contracts with professional sports teams and endorsement contracts with major brands. We also provide ancillary services, such as financial advisory or management services to our clients. As of December 31, 2006, we had divested the majority of our sports representation business assets. For the year ended December 31, 2006, businesses included under “other” generated approximately $33.4 million, or 1%, of our total revenues.
Recent Acquisitions
     Historic Theatre Group. In January 2006, we acquired a 51.0% interest in Historic Theatre Group which operates three theaters in the Minneapolis, Minnesota area that primarily host theatrical performances.
     Angel Festivals. In May 2006, we acquired a 50.1% interest in Angel Festivals Limited, located in the United Kingdom, which owns various intellectual property rights related to dance festivals including Global Gathering.
     Concert Productions International. In May 2006, we acquired a 50.1% interest in the touring business of a commonly owned group of companies operating under the name of Concert Productions International, or CPI, and a 50.0% interest in several entities in the non-touring business of CPI. Founded and led by entertainment industry veteran Michael Cohl, CPI provides full service global touring, having produced tours for top acts such as the Rolling Stones, Pink Floyd and U2. CPI has also developed additional revenue streams around the tours that it produces, such as VIP ticketing, fan clubs, merchandising and DVDs. Mr. Cohl also joined our board of directors in May 2006 in connection with this acquisition.
     TRUNK, Ltd. In June 2006, we acquired a 51.0% interest in Cinq Group, LLC, which operates as TRUNK, Ltd (“Trunk”). Trunk is a specialty merchandise company located in the United States, that acquires licenses primarily from music artists to design, manufacture and sell merchandise through various distribution channels. This acquisition expands our artist merchandising services, further extending the live experience beyond the two-hour show.
     Musictoday. In September 2006, we acquired a 51.0% interest in Musictoday, LLC (“Musictoday”), a leader in connecting artists directly to their fans through online fan clubs, artist e-commerce and fulfillment and artist fan club ticketing located in the United States. We believe this is another important step in our ongoing efforts to add complementary product lines to our live music and venue businesses.
     House of Blues. In November 2006, we acquired HOB Entertainment, Inc. (“HOB” or “House of Blues”) which owns and/or operates ten branded clubs in Los Angeles, Anaheim, San Diego, Las Vegas, New Orleans, Chicago, Cleveland, Orlando, Myrtle Beach and Atlantic City; The Commodore Ballroom, a small-sized music venue in Vancouver; and eight amphitheaters in Seattle, Los Angeles, San Diego, Denver, Dallas, Atlanta, Cleveland and Toronto. The House of Blues® brand is one of the most highly recognizable names in live music and we are excited about the strong foothold House of Blues provides us in the small-sized music venue market. In addition, this acquisition also extends our music venue portfolio into Canada and amphitheater presence into key markets in the western United States, complementing our already strong East coast venues.
     Gamerco. In December 2006, we acquired Gamerco, S.A., one of the largest concert promoters in Spain. Gamerco complements our existing global promotion portfolio and moves us closer to our goal to be in all of the top music markets worldwide.
Recent Divestitures
     Consistent with our strategy to focus on our core live music business, we made several divestitures of non-music assets during 2006.
     Sports Representation. During the first quarter of 2006, we sold a portion of our sports representation business assets in Los Angeles. In the second quarter of 2006 we sold substantially all of the golf related assets of our sports representation business. During the third quarter of 2006, we sold additional portions of our North American sports representation business assets including football, tennis, media and baseball. In the fourth quarter of 2006 we sold SFX Sports Group, Europe located in the United Kingdom. Our remaining sports representation business primarily specializes in the negotiation of professional sports contracts for the National Basketball Association and endorsement contracts for those clients.
     Theatrical Assets. In April 2006, we sold our interest in a venue project, and a portion of certain prepaid production assets, theatrical productions and investments in nonconsolidated affiliates, all located in North America, and were reimbursed for certain expenses related to these assets. These assets were sold to an entity that is managed by two of our former officers.
     Teatro Mayor and Teatro Calderon. In August 2006, we disposed of our interest in the Mayor and Calderon theaters in Spain.
Operating Segments
   Events
     Within our Events segment, we are engaged in promoting, presenting and/or producing music events and tours, theatrical performances and specialized motor sports events in our owned and/or operated venues and in rented third-party venues.
     As a promoter, we typically book performers, arrange performances and tours, secure venues, provide for third-party production services, sell tickets and advertise events to attract audiences. We earn revenues primarily from the sale of tickets and pay performers under one of several formulas, including a fixed guaranteed amount and/or a percentage of ticket sales or event profits. For each event, we either use a venue we own and/or operate, or rent a third-party venue. In our theatrical business, we generally refer to promotion as presentation. Revenues related to promotion activities represent the majority of our consolidated and combined revenues. These revenues are generally related to the volume of ticket sales and ticket prices. Event costs such as artist and production service expenses are included in direct operating expenses and are typically substantial in relation to the revenues. As a result, significant increases or decreases in promotion revenue do not typically result in comparable changes to operating income. In the case of our amphitheaters, our Events segment typically experiences losses related to the promotion of the event. These losses are generally offset by the ancillary and sponsorship profits generated by our Venues and Sponsorship segment and the ticket rebates recorded in our Digital Distribution segment.
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
     We pre-sell tickets for our touring and other theatrical performances through one of the largest subscription series, Broadway Across America, in the United States and Canada (with 265,000 subscribers in the 2006-2007 season). We present these subscription series in approximately 44 touring markets in North America.
     We invest in the production of touring and other theatrical performances. Touring theatrical performances consist primarily of revivals of previous commercial successes or new productions of theatrical performances currently playing on Broadway in New York City or the West End in London. Frequently, we invest in shows or productions to obtain touring rights and favorable scheduling to distribute them across our presentation network. In 2006, productions in which we had investments included The Producers, Guys and Dolls, The Sound of Music and Spamalot.
     Our specialized motor sports events are primarily held in stadiums and arenas and include monster truck shows, supercross races, motocross races, freestyle motocross events, motorcycle road racing and dirt track motorcycle racing. Other events included in this division are thrill acts and other motor sports concepts and events. Our specialized motor sports activities consist principally of the promotion and production of specialized motor sports events, which generate revenues primarily from ticket sales and sponsorships, as well as merchandising and video rights.
   Venues and Sponsorship
     Within our Venues and Sponsorship segment, we are engaged in the management and operation of our owned and/or operated venues and the sale of various types of sponsorships and advertising.
     We actively pursue the sale of national and local sponsorships and placement of advertising, including signage, promotional programs, and naming of subscription series. Many of our venues also have venue naming rights sponsorship programs. We believe national sponsorships allow us to maximize our network of venues and to arrange multi-venue branding opportunities for advertisers. Our national sponsorship programs have included companies such as American Express, Anheuser Busch and Verizon. Our local and venue-focused sponsorships include venue signage, promotional programs, on-site activation, hospitality and tickets, and are derived from a variety of companies across various industry categories. Revenues generated from sponsorships and advertising typically have a higher margin than promotion or production revenues and therefore typically have a more direct relationship to operating income.
     As a venue operator, we contract with promoters to rent our venues for events and provide related services such as concessions, merchandising, parking, security, ushering and ticket-taking. We generate revenues primarily from rental income, premium seating and venue sponsorships, as well as sharing in percentages of concessions, merchandise and parking. Revenues generated from venue management typically have a higher margin than promotion or production revenues and therefore typically have a more direct relationship to operating income.
     In the live entertainment industry, venues generally consist of:
•	Stadiums — Stadiums are multi-purpose facilities, often housing local sports teams. Stadiums typically have 30,000 or more seats. Although they are the largest venues available for live music, they are not specifically designed for live music. At December 31, 2006, we did not own or lease any stadiums, although on occasion our Events segment may rent them for certain music events.

•	Amphitheaters — Amphitheaters are generally outdoor venues with between 5,000 and 30,000 seats that are used primarily in the summer season. We believe they are popular because they are designed specifically for concert events, with premium seat packages and better lines of sight and acoustics. At December 31, 2006, we owned 11, leased 28, operated five, had booking rights for seven and an equity interest in two amphitheaters located in North America.
•	Arenas — Arenas are indoor venues that are used as multi-purpose facilities, often housing local sports teams. Arenas typically have between 5,000 and 20,000 seats. Because they are indoors, they are able to offer amenities other similar-sized outdoor venues cannot such as luxury suites and premium club memberships. As a result, we believe they have become increasingly popular for higher-priced concerts aimed at audiences willing to pay for these amenities. At December 31, 2006, we owned one, leased two, operated two and had booking rights for four arenas located in the United Kingdom and Ireland.
•	Mid-Sized Music Venues — Mid-sized music venues are indoor venues that are built primarily for musical events. These venues typically have a capacity between 1,000 and 5,000. Because these venues have a smaller capacity than an amphitheater, they do not offer as much economic upside on a per show basis. However, because mid-sized music venues can be used year-round, unlike most amphitheaters, they can generate annual profits similar to those of an amphitheater. Mid-sized music venues represent less risk to concert promoters because they have lower fixed costs associated with hosting a concert and may provide a more appropriately sized venue for developing artists. At December 31, 2006, we owned six, leased 15, operated two, had booking rights for seven and an equity interest in one mid-sized music venues located in North America, the United Kingdom and Sweden.
•	Small-Sized Music Venues — Small-sized music venues are indoor venues that are built primarily for musical events but may also include comedy clubs. These venues typically have a capacity of less than 1,000 and often without full fixed seating. Because of their small size, they do not offer as much economic upside, but they also represent less risk to a concert promoter because they have lower fixed costs associated with hosting a concert and also may provide a more appropriate size venue for developing artists. Small-sized music venues can also be used year-round and can therefore generate higher profits for the year, even though per show profits are lower. At December 31, 2006, we owned two, leased 11, operated one, had booking rights for seven and had an equity interest in three small-sized music venues in North American and the United Kingdom.
•	Small-Sized Music Venues – House of Blues — House of Blues venues are indoor venues that offer customers an integrated live music and dining experience. The live music halls are specially designed to provide optimum acoustics and typically can accommodate between 1,000 to 2,000 guests. A full-service restaurant and bar serving lunch, dinner and late night snacks seven days a week is located adjacent to the live music hall. We believe that the high quality of the food, service and atmosphere in our restaurants attracts customers to these venues independently from an entertainment event, and generates a significant amount of repeat business from local customers. At December 31, 2006, we leased ten House of Blues venues located in North America.
•	Festival Sites — Festival sites are outdoor locations used primarily in the summer season to stage day-long or multi-day concert events featuring several performers. Depending on the location, festival site capacities can range from 10,000 to 120,000. We believe they are popular because of the value provided to the fan by packaging several performers for a day-long or multi-day event. While festival sites only host a few events each year, they can provide higher operating income because they have lower costs associated with producing the event and maintaining the site. The operating results from our festivals are recorded in our Events segment. At December 31, 2006, we owned two festival sites located in North America and the United Kingdom.
•	Theatrical Theaters — Theatrical theaters are generally indoor venues that are built specifically for theatrical events, with substantial aesthetic and acoustic consideration. These venues typically have less than 5,000 seats. Additionally, given their size, they are able to host events aimed at niche audiences. At December 31, 2006, we owned 11, leased nine, operated 13 and had an equity interest in three theatrical theaters located in North America, the United Kingdom and Spain.
     At December 31, 2006, we owned, operated, had booking rights for and/or had an equity interest in the following domestic and international venues primarily used for music events:

	DMA®			Estimated
	Region			Seating
Market and Venue	Rank (1)	Type of Venue	Live Nation’s Interest	Capacity
NEW YORK, NY	1
PNC Bank Arts Center		Amphitheater	22-year lease that expires October 31, 2017	17,500
Nikon at Jones Beach Theater		Amphitheater	20-year license agreement that expires December 31, 2019	14,400
Randall’s Island		Amphitheater	Booking agreement	20,000
North Fork Theatre at Westbury		Mid-Sized	43-year lease that expires December 31, 2034	2,800
Irving Plaza		Small-Sized	10-year lease that expires October 31, 2016	1,000
Hammerstein Ballroom		Mid-Sized	Booking agreement	3,600
Gramercy Theatre		Small-Sized	10-year lease that expires December 31, 2016	600
Roseland Ballroom		Small-Sized	Booking agreement	3,700
LOS ANGELES, CA	2
Hyundai Pavilion at Glen Helen		Amphitheater	25-year lease that expires June 30, 2018	65,000
Verizon Wireless Amphitheater		Amphitheater	20-year lease that expires February 28, 2017	16,300
Gibson Amphitheatre		Amphitheater	15-year lease that expires September 9, 2014	6,185
Long Beach Arena		Arena	Booking agreement	13,500
The Wiltern		Mid-Sized	5-year lease that expires June 30, 2010	2,300
Avalon Hollywood		Small-Sized	Booking agreement	1,400
House of Blues — Sunset Strip		House of Blues	10-year lease that expires April 30, 2012	1,000
House of Blues — Anaheim		House of Blues	10-year lease that expires January 8, 2011	950
CHICAGO, IL	3
First Midwest Bank Amphitheatre		Amphitheater	Owned	28,600
Charter One Pavilion at Northerly Island		Amphitheater	3-year lease that expires December 31, 2007	8,500
Allstate Arena		Arena	Booking agreement	19,000
Rosemont Theater		Mid-Sized	Booking agreement	4,400
House of Blues — Chicago		House of Blues	20-year lease that expires November 23, 2016	1,300
PHILADELPHIA, PA	4
Tweeter Center at the Waterfront		Amphitheater	31-year lease that expires September 29, 2025	25,000
Tower Theater		Mid-Sized	Owned	3,050
Theater of the Living Arts		Small-Sized	Owned	810
Electric Factory		Small-Sized	Booking agreement	2,250
House of Blues — Atlantic City		House of Blues	15-year lease that expires June 30, 2020	2,300
SAN FRANCISCO — OAKLAND — SAN JOSE, CA	5
Shoreline Amphitheater at Mountain View		Amphitheater	20-year lease that expires December 31, 2025	22,000
Sleep Train Pavilion at Concord		Amphitheater	5-year management agreement that expires December 31, 2011	12,500
Mountain Winery		Amphitheater	Booking agreement	1,700
The Warfield		Mid-Sized	10-year lease that expires May 31, 2008	2,250
The Fillmore		Mid-Sized	10-year lease that expires August 31, 2007	1,200
Cobb’s Comedy Club		Small-Sized	10-year lease that expires November 1, 2015	150

	DMA®			Estimated
	Region			Seating
Market and Venue	Rank (1)	Type of Venue	Live Nation’s Interest	Capacity
Punch Line Comedy Club — San Francisco		Small-Sized	5-year lease that expires September 15, 2011	500
DALLAS — FORT WORTH, TX	6
Smirnoff Music Center		Amphitheater	20-year lease that expires December 31, 2008	20,100
BOSTON, MA	7
Tweeter Center for the Performing Arts		Amphitheater	Owned	19,900
Bank of America Pavilion		Amphitheater	Indefinite license agreement that expires 18 months after	4,900
			notification that pier is to be occupied for water dependent use
Orpheum Theatre		Mid-Sized	5-year operating agreement that expires December 31, 2010	2,700
Avalon		Small-Sized	Booking agreement	1,920
Paradise Rock Club		Small-Sized	Booking agreement	650
WASHINGTON, DC	8
Nissan Pavilion		Amphitheater	Owned	22,500
ATLANTA, GA	9
HiFi Buys Amphitheatre		Amphitheater	35-year lease that expires December 31, 2033	19,000
Chastain Park Amphitheatre		Amphitheater	10-year lease that expires December 31, 2010	6,400
The Tabernacle		Mid-Sized	10-year lease that expires January 31, 2008	2,500
Coca-Cola Roxy Theatre		Small-Sized	3-year lease that expires March 31, 2007	1,200
HOUSTON, TX	10
Cynthia Woods Mitchell Pavilion		Amphitheater	Booking agreement	16,400
Verizon Wireless Theater		Mid-Sized	10-year lease that expires December 31, 2007	2,900
DETROIT, MI	11
State Theatre		Mid-Sized	15-year lease that expires February 28, 2018	2,900
St. Andrews Hall		Small-Sized	Owned	820
TAMPA — ST. PETERSBURG - SARASOTA, FL	12
Ford Amphitheatre at the Florida State Fairgrounds		Amphitheater	15-year lease that expires December 31, 2018	20,000
PHOENIX, AZ	13
Cricket Pavilion		Amphitheater	60-year lease that expires June 30, 2049	20,000
SEATTLE — TACOMA, WA	14
White River Amphitheatre		Amphitheater	25-year management agreement that expires October 31, 2028	20,000
MIAMI — FT. LAUDERDALE, FL	16
Revolution		Small-Sized	Booking agreement	1,000
CLEVELAND — AKRON, OH	17
Blossom Music Center		Amphitheater	15-year lease that expires October 31, 2014	19,550
Tower City Amphitheater		Amphitheater	6-year lease that expires April 30, 2011	5,500

	DMA®			Estimated
	Region			Seating
Market and Venue	Rank (1)	Type of Venue	Live Nation’s Interest	Capacity
Plain Dealer Pavilion		Amphitheater	3-year management agreement that expires December 31, 2008	5,000
Odeon		Small-Sized	Currently not in operation	900
House of Blues — Cleveland		House of Blues	20-year lease that expires November 19, 2024	1,200
DENVER, CO	18
Coors Amphitheatre		Amphitheater	15-year lease that expires December 31, 2007	16,820
City Lights Pavilion		Amphitheater	50% equity interest	5,000
The Fillmore Auditorium		Mid-Sized	Owned	3,600
Paramount Theatre		Mid-Sized	Booking agreement	1,850
ORLANDO — DAYTONA BEACH - MELBOURNE, FL	19
House of Blues — Orlando		House of Blues	15-year lease that expires September 1, 2012	2,100
SACRAMENTO — STOCKTON - MODESTO, CA	20
Sleep Train Amphitheatre		Amphitheater	Owned	18,500
Punch Line Comedy Club - Sacramento		Small-Sized	5-year lease that expires December 31, 2010	100
ST. LOUIS, MO	21
Verizon Wireless Amphitheater St. Louis		Amphitheater	Owned	21,000
The Pageant		Mid-Sized	50% equity interest	2,300
PITTSBURGH, PA	22
Post Gazette Pavilion		Amphitheater	45-year lease that expires December 31, 2034	23,100
INDIANAPOLIS, IN	25
Verizon Wireless Music Center		Amphitheater	Owned	24,400
The Lawn at White River State Park		Amphitheater	Booking agreement	6,000
The Murat Center		Mid-Sized	50-year lease that expires August 31, 2045	2,500
CHARLOTTE, NC	26
Verizon Wireless Amphitheater		Amphitheater	Owned	18,800
SAN DIEGO, CA	27
Coors Amphitheatre — San Diego		Amphitheater	20-year lease that expires October 31, 2023	19,490
Open Air Theater		Amphitheater	Booking agreement	4,790
Cox Arena		Arena	Booking agreement	12,500
4th and B		Small-Sized	3-year management agreement that expires September 30, 2009	1,500
House of Blues — San Diego		House of Blues	15-year lease that expires May 31, 2020	1,100
HARTFORD — NEW HAVEN, CT	28
New England Dodge Music Center		Amphitheater	40-year lease that expires June 30, 2035	24,200
Mohegan Sun Arena		Arena	Booking agreement	9,000
Chevrolet Theatre		Mid-Sized	Owned	4,560
RALEIGH — DURHAM, NC	29
Alltel Pavilion at Walnut Creek		Amphitheater	40-year lease that expires October 31, 2030	20,000

	DMA®			Estimated
	Region			Seating
Market and Venue	Rank (1)	Type of Venue	Live Nation’s Interest	Capacity
NASHVILLE, TN	30
Starwood Amphitheater		Amphitheater	Owned	17,500
KANSAS CITY, MO	31
Verizon Wireless Amphitheater		Amphitheater	5-year lease that expires December 31, 2007	18,000
Memorial Hall		Mid-Sized	2-year lease that expires December 31, 2007	3,200
COLUMBUS, OH	32
Germain Amphitheater		Amphitheater	Owned	20,000
CINCINNATI, OH	33
Riverbend Music Center		Amphitheater	Booking agreement	20,500
Taft Theatre		Mid-Sized	5-year lease that expires July 31, 2010	2,500
Bogart’s club		Small-Sized	5-year lease that expires September 30, 2007	1,470
MILWAUKEE, WI	34
Alpine Valley Music Theatre		Amphitheater	21-year management agreement that expires December 31, 2019	35,300
Marcus Amphitheater		Amphitheater	Booking agreement	23,000
SAN ANTONIO, TX	37
Verizon Wireless Amphitheater		Amphitheater	Owned	19,300
WEST PALM BEACH — FORT PIERCE, FL	38
Sound Advice Amphitheatre		Amphitheater	10-year lease that expires December 31, 2015	19,300
BIRMINGHAM, AL	40
Verizon Wireless Music Center - Birmingham		Amphitheater	Owned	10,550
NORFOLK — PORTSMOUTH — NEWPORT NEWS, VA	42
Verizon Wireless Virginia Beach Amphitheater		Amphitheater	30-year lease that expires December 31, 2026	20,000
LAS VEGAS, NV	43
House of Blues — Las Vegas		House of Blues	15-year lease that expires March 15, 2014	1,800
ALBUQUERQUE — SANTA FE, NM	45
Journal Pavilion		Amphitheater	20-year lease that expires April 16, 2021	12,000
Sandia Casino		Mid-Sized	Booking agreement	2,200
LOUISVILLE, KY	48
Palace Theatre		Mid-Sized	Owned	2,700
BUFFALO, NY	49
Darien Lake Performing Arts Center		Amphitheater	25-year lease that expires October 15, 2020	21,800
Dome Theatre		Small-Sized	Booking agreement	2,450
WILKES BARRE — SCRANTON, PA	53
Toyota Pavilion at Montage Mountain		Amphitheater	10-year lease that expires December 31, 2011	17,500
NEW ORLEANS, LA	54
House of Blues — New Orleans		House of Blues	35-year lease that expires October 14, 2027	1,000
ALBANY — SCHNECTADY — TROY, NY	56
Saratoga Performing Arts Center		Amphitheater	10-year license agreement that expires September 7, 2009	25,200

	DMA®			Estimated
	Region			Seating
Market and Venue	Rank (1)	Type of Venue	Live Nation’s Interest	Capacity
PORTLAND — AUBURN, ME	74
Portland Sports Complex		Mid-Sized	Booking agreement	3,500
State Theater		Mid-Sized	Booking agreement	1,750

BATON ROUGE, LA	93
Cypress Bayou Casino		Mid-Sized	Booking agreement	1,860

FLORENCE — MYRTLE BEACH, SC	105
House of Blues — Myrtle Beach		House of Blues	27-year lease that expires May 31, 2025	2,000

YAKIMA — PASCO — RICHLAND - KENNEWICK, WA	125
The Gorge Amphitheatre		Amphitheater	20-year lease that expires October 31, 2023	20,000

WHEELING, WV / STEUBENVILLE, OH	155
Capitol Music Hall		Mid-Sized	Owned	2,490
Jamboree in the Hills		Festival Site	Owned	35,000

TORONTO, CANADA	N/A
Molson Amphitheater		Amphitheater	50% equity interest	16,000
Koolhaus		Small-Sized	50% equity interest	2,400
The Guvernment		Small-Sized	50% equity interest	1,200

VANCOUVER, CANADA	N/A
Commodore Ballroom		Small-Sized	50% equity interest	1,100

LEICESTERSHIRE, ENGLAND	N/A
Donington Park (2)		Arena	24-year lease that expires December 31, 2021	100,000

LONDON, ENGLAND	N/A
Wembley Arena		Arena	15-year management agreement that expires March 31, 2021	12,750
Hammersmith Apollo		Mid-Sized	125-year lease that expires March 24, 2089	5,035
Forum		Mid-Sized	15-year lease that expires March 24, 2020	1,350
Astoria		Mid-Sized	15-year lease that expires December 31, 2008	1,800
Mean Fiddler		Mid-Sized	15-year lease that expires December 31, 2008	1,000
Jazz Café		Small-Sized	25-year lease that expires November 3, 2022	300
G-A-Y		Small-Sized	25-year lease that expires October 19, 2024	310
G-A-Y Late		Small-Sized	25-year lease that expires November 27, 2028	300
Borderline		Small-Sized	25-year lease that expires November 27, 2028	300
Media		Small-Sized	Currently not in operation	1,380
Old Fiddler		Small-Sized	Currently not in operation	500
Garage		Small-Sized	Currently not in operation	500
Universe		Small-Sized	Currently not in operation	200
Upstairs at the Garage		Small-Sized	Currently not in operation	150

MANCHESTER, ENGLAND	N/A
Manchester Apollo		Mid-Sized	Owned	3,500

READING, ENGLAND	N/A
Little John’s Farm		Festival Site	Owned	30,000

	DMA®			Estimated
	Region			Seating
Market and Venue	Rank (1)	Type of Venue	Live Nation’s Interest	Capacity
SHEFFIELD, ENGLAND	N/A
Hallam FM Arena Sheffield		Arena	18-year management agreement that expires March 31, 2008	11,250

SOUTHAMPTON, ENGLAND	N/A
Southampton Guildhall		Mid-Sized	25-year management agreement that expires February 10, 2028	1,750

CARDIFF, WALES	N/A
Cardiff International Arena		Arena	137-year lease that expires December 31, 2131	6,700

DUBLIN, IRELAND	N/A
The Point		Arena	Owned	8,500

STOCKHOLM, SWEDEN	N/A
Cirkus		Mid-Sized	10-year lease that expires March 31, 2009	3,000

(1)	DMA® region refers to a United States designated market area as of January 1, 2007. At that date, there were 210 DMA®s. DMA® is a registered trademark of Nielsen Media Research, Inc.

(2)	This venue was sold in January 2007.
     At December 31, 2006, we owned, operated, and/or had an equity interests in the following domestic and international venues. primarily used for theatrical events:

	DMA®			Estimated
	Region Rank			Seating
Market and Venue	(1)	Type of Venue	Live Nation’s Interest	Capacity
NEW YORK, NY	1
Hilton Theatre		Theatrical Theater	40-year lease that expires December 31, 2038	1,800

CHICAGO, IL	3
Ford Center Theater for the Performing Arts Oriental Theater		Theatrical Theater	Owned	1,815
The Cadillac Palace Theater		Theatrical Theater	50% equity interest	2,340
LaSalle Bank Theatre		Theatrical Theater	50% equity interest	2,000

PHILADELPHIA, PA	4
Merriam Theater		Theatrical Theater	10-year management agreement that expires August 31, 2010	1,850
Chestnut Theatre		Theatrical Theater	Currently not in operation	2,350

BOSTON, MA	7
The Opera House		Theatrical Theater	Owned	2,700
Colonial Theatre		Theatrical Theater	10-year lease that expires August 31, 2011	1,725
Charles Playhouse		Theatrical Theater	Owned	550

WASHINGTON, DC	8
Warner Theatre		Theatrical Theater	5-year lease that expires September 30, 2007	1,850

MINNEAPOLIS, MN	15
Historic Orpheum Theatre		Theatrical Theater	30-year management agreement that expires December 20, 2035	2,610

	DMA®			Estimated
	Region Rank			Seating
Market and Venue	(1)	Type of Venue	Live Nation’s Interest	Capacity
State Theater		Theatrical Theater	30-year management agreement that expires December 20, 2035	2,160
Pantages Theatre		Theatrical Theater	30-year management agreement that expires December 20, 2035	1,000

BALTIMORE, MD	24
Frances-Merrick Performing Arts Center		Theatrical Theater	20-year operating agreement that expires June 18, 2022	1,600

TORONTO, CANADA	N/A
Canon Theatre		Theatrical Theater	Owned	2,300
Panasonic Theatre		Theatrical Theater	Owned	710

ASHTON-UNDER-LYNE, ENGLAND	N/A
Tameside Hippodrome		Theatrical Theater	15-year management agreement that expires September 30, 2007	1,260

BIRMINGHAM, ENGLAND	N/A
Alexandra Theatre		Theatrical Theater	20-year lease that expires February 20, 2014	1,350

BRISTOL, ENGLAND	N/A
The Bristol Hippodrome		Theatrical Theater	Owned	1,980

FOLKSTONE, ENGLAND	N/A
Leas Cliff Hall		Theatrical Theater	20-year management agreement that expires August 20, 2023	1,510

GRIMSBY, ENGLAND	N/A
Grimsby Auditorium		Theatrical Theater	10-year management agreement that expires March 31, 2011	1,700

HASTINGS, ENGLAND	N/A
White Rock Theatre		Theatrical Theater	11-year management agreement that expires March 31, 2013	1,450

HAYES, ENGLAND	N/A
The Beck Theatre		Theatrical Theater	15-year management agreement that expires March 31, 2007	600

LIVERPOOL, ENGLAND	N/A
Liverpool Empire Theatre		Theatrical Theater	125-year lease that expires June 8, 2127	2,365

LONDON, ENGLAND	N/A
Lyceum Theatre		Theatrical Theater	150-year lease that expires November 21, 2138	2,095
Apollo Victoria Theatre		Theatrical Theater	Owned	2,600
The Dominion Theatre		Theatrical Theater	33% equity interest	2,100

MANCHESTER, ENGLAND	N/A
Palace Theatre Manchester		Theatrical Theater	Owned	1,995
Opera House Manchester		Theatrical Theater	Owned	1,915

	DMA®			Estimated
	Region Rank			Seating
Market and Venue	(1)	Type of Venue	Live Nation’s Interest	Capacity
OXFORD, ENGLAND	N/A
New Oxford Theatre		Theatrical Theater	75-year lease that expires December 24, 2007	1,780
O.F.S. Studio		Theatrical Theater	20-year lease that expires February 22, 2021	170

SOUTHPORT, ENGLAND	N/A
Southport Theatre		Theatrical Theater	12-year lease that expires March 31, 2008	1,600

SUNDERLAND, ENGLAND	N/A
Sunderland Empire		Theatrical Theater	25-year management agreement that expires December 31, 2029	2,025

TORBAY, ENGLAND	N/A
Princess Theatre		Theatrical Theater	60-year management agreement that expires November 30, 2058	1,490

YORK, ENGLAND	N/A
Grand Opera House York		Theatrical Theater	Owned	970

EDINBURGH, SCOTLAND	N/A
The Edinburgh Playhouse		Theatrical Theater	Owned	3,055

MADRID, SPAIN	N/A
Teatro Rialto		Theatrical Theater	10-year lease that expires February 28, 2014	1,100

(1)	DMA® region refers to a United States designated market area as of January 1, 2007. At that date, there were 210 DMA®s. DMA® is a registered trademark of Nielsen Media Research, Inc.
     The following table summarizes the number of venues by type that we owned, operated, had booking rights for and/or had an equity interest in as of December 31, 2006.

					Booking	Equity
Venue Type	Capacity	Owned	Leased	Operated	Rights	Interest	Total
Music Venues:
Festival Site	10,000 – 120,000	2	—	—	—	—	2
Amphitheater	5,000 – 30,000	11	28	5	7	2	53
Arena	5,000 – 20,000	1	2	2	4	—	9
Mid-Sized Music Venue	1,000 – 5,000	6	15	2	7	1	31
Small-Sized Music Venue	Less than 1,000	2	11	1	7	3	24
House of Blues	1,000 – 2,000	—	10	—	—	—	10

Sub-total		22	66	10	25	6	129

Theatrical Theater	Less than 5,000	11	9	13	—	3	36

Total		33	75	23	25	9	165

Venues currently not in operation		2	5	—	—	—	7

   Digital Distribution
     Within our Digital Distribution segment, we are engaged in managing our third-party ticketing relationships, in-house ticketing operations and online and wireless distribution activities, including the development of our website. This segment derives the majority of its revenues from ticket rebates earned on tickets sold through phone, outlet and internet, for events promoted and/or presented by our Events segment. The sale of the majority of these tickets is outsourced with our share of ticket rebates recorded in revenue with no significant direct operating expenses associated with it.
   Other
     Our sports representation business specializes in the negotiation of professional sports contracts and endorsement contracts for clients. Our clients have endorsed numerous products, both domestically and internationally, for many high-profile companies. The amount of endorsement and other revenues that our clients generate is a function of, among other things, the clients’ professional performances and public appeal.
     Within our sports representation business, we are engaged in talent representation, financial advisory services, consulting services, marketing and client endorsements and sponsorship sales. The terms of client representation agreements vary by sport, but on average are for a period of three years with automatic renewal options. In addition, we are generally entitled to the revenue streams generated during the remaining term of any contract we negotiate, even if our representation agreement expires or is terminated. The sports representation business primarily earns revenue ratably over the year or contract life.
     As of December 31, 2006, we had sold the majority of our sports representation business assets.
Competition
     Competition in the live entertainment industry is intense. We believe that we compete primarily on the basis of our ability to deliver quality entertainment products and enhanced fan experiences from music concerts, touring theatrical performances and specialized motor sports events, including:
•	the quality of service delivered to our clients;

•	our track record in promoting and producing live entertainment events and tours both in the United States and internationally;

•	the scope and effectiveness of our expertise of marketing and sponsorship programs; and

•	our financial stability.
     Although we believe that our entertainment products and services currently compete favorably with respect to such factors, we cannot provide any assurance that we can maintain our competitive position against current and potential competitors, especially those with significantly greater brand recognition, financial, marketing, service, support, technical and other resources.
     Events. In the markets in which we promote musical concerts, we face competition from promoters, as well as from certain artists that promote their own concerts. We believe that barriers to entry into the promotion services business are low and that certain local promoters are increasingly expanding the geographic scope of their operations.
     Our main competitors in the North American live music industry include Anschutz Entertainment Group, Jam Productions and Palace Sports & Entertainment, in addition to numerous smaller regional companies and various casinos in North America and Europe. Anschutz Entertainment Group operates under a number of different names including AEG Live, Concerts West and The Messina Group. Some of our competitors in the live music industry have a stronger presence in certain markets, and have access to other sports and entertainment assets, as well as greater financial resources and brand recognition, which may enable them to gain a greater competitive advantage in relation to us.
     In the markets in which we present theatrical performances, we compete with other presenters to obtain presentation arrangements with venues and performing arts organizations, including markets with more than one venue suitable for presenting a touring or other theatrical show. We compete with other New York- and London-based production companies for the rights to produce particular shows. As a producer of Broadway and West End shows, we compete with producers of other theatrical performances for box office sales, talent and theater space. As the producer of a touring show, we compete with producers of other touring or other theatrical performances to book the production in desirable presentation markets.

     Our main competitors in the global theatrical industry include Nederlander Producing Company of America, Mirvish Productions, The Shubert Organization, The Walt Disney Company and Jujamcyn Theaters in North America. In Europe, our competitors include Cameron Mackintosh, Really Useful Theater Group and Ambassadors Theatre Group, as well as smaller regional players. Some of our competitors in the theatrical industry have more Broadway show interests than we do in New York City, from which most North American theatrical touring productions originate. In addition, these competitors may have significantly greater brand recognition and greater financial and other resources, which could enable them to strengthen their competitive positions against us.
     Our main competitors in the specialized motor sports industry are primarily smaller regional promoters. On a broader level, we compete against other outdoor motor sports such as NASCAR and IRL, in the United States. Some of our competitors in the specialized motor sports industry, such as NASCAR, enjoy stronger brand recognition and larger revenues in the motor sports industry than we do and may have greater financial and other resources enabling them to gain a greater competitive advantage in relation to us.
     Venues and Sponsorship. In markets where we own and/or operate a venue, we compete with other venues to serve artists likely to perform in that general region. In markets where we do not own or operate venues, we compete with other venues and promoters for popular tours. Consequently, touring artists have significant alternatives to our venues in scheduling tours. Our main competitors in the venue management industry include SMG and Anschutz Entertainment Group, in addition to numerous smaller regional companies and various casinos in North America and Europe. Some of our competitors in the venue management industry have a greater number of venues in certain markets as well as greater financial resources and brand recognition in those markets.
     Our main competitors at the local market level for sponsorship consists of local sports teams with their new state of the art venues and strong local media packages. Additionally, our competitors locally can include festivals, theme parks and other local events. On the national level, our competitors include the major sports leagues that all sell sponsorships combined with significant national media packages.
     Digital Distribution. In the online environment, we compete with other website companies to provide event information, sell tickets and provide other online services such as fan clubs and artist websites. Our main competitors for online event sites include Ticketmaster, Tickets.com and other secondary ticketing companies.
Our Relationship with Clear Channel
     In connection with our separation from Clear Channel, we entered into certain agreements with Clear Channel. The key terms of the principal agreements that continue to be operative are discussed in Note J to the consolidated and combined financial statements, under Item 8. Financial Statements and Supplementary Data and are summarized below:
     Transition Services Agreement. In December 2005, we entered into a transition services agreement with an affiliate of Clear Channel, pursuant to which that affiliate has provided services to us including, but not limited to treasury, human resources, legal, and information systems. The charges for the transition services are intended to allow Clear Channel to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, generally without profit. The allocation of costs is based on various measures depending on the service provided, including relative revenue, employee headcount or number of users of a service. As of December 31, 2006, the only significant services that Clear Channel continues to provide are information systems related services.
     Tax Matters Agreement. In December 2005, we entered into a tax matters agreement with Clear Channel to govern the respective rights, responsibilities and obligations of Clear Channel and us with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, non-income taxes and preparing and filing tax returns, as well as with respect to any additional taxes incurred by us attributable to actions, events or transactions relating to our stock, assets or business following the spin-off, including taxes imposed if the spin-off fails to qualify for tax-free treatment under Section 355 of the Internal Revenue Code of 1986, as amended (the “Code”), or if Clear Channel is not able to recognize certain losses.
Government Regulations
     We are subject to federal, state and local laws both domestically and internationally governing matters such as construction, renovation and operation of our venues, as well as:

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
     We also must comply with applicable licensing laws, as well as state and local service laws, commonly called dram shop statutes. Dram shop statutes generally prohibit serving alcoholic beverages to certain persons such as an individual who is intoxicated or a minor. If we violate dram shop laws, we may be liable to third parties for the acts of the patron. Although we generally hire outside vendors to provide these services at our larger operated venues and regularly sponsor training programs designed to minimize the likelihood of such a situation, we cannot guarantee that intoxicated or minor patrons will not be served or that liability for their acts will not be imposed on us.
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
Employees
     At December 31, 2006, we had approximately 4,400 full-time employees, including 3,200 domestic and 1,200 international employees, of which approximately 4,300 were employed in our operations departments and approximately 100 were employed in our corporate area.
     Our staffing needs vary significantly throughout the year. Therefore, we also, from time to time, employ part-time or seasonal employees. At December 31, 2006, we employed approximately 5,400 seasonal part-time employees and during peak seasonal periods, particularly in the summer months, we have employed as many as 15,300 seasonal part-time employees. The stagehands at some of our venues, and the actors, musicians and others involved in some of our business operations are subject to collective bargaining agreements. Our union agreements typically have a term of three years and thus regularly expire and require negotiation in the course of our business. We believe that we enjoy good relations with our employees and other unionized labor involved in our events, and there have been no significant work stoppages in the past three years. Upon the expiration of any of our collective bargaining agreements, however, we may be unable to negotiate new collective bargaining agreements on terms favorable to us, and our business operations at one or more of our facilities may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating our collective bargaining agreements. A work stoppage at one or more of our owned and/or operated venues or at our produced and/or presented events could have a material adverse effect on our business, results of operations and financial condition. We cannot predict the effect that new collective bargaining agreements will have on our expenses.
Executive Officers
     Set forth below are the names and ages and current positions of our executive officers and other significant employees as of February 23, 2007.

Name	Age	Position
Michael Rapino	41	President and Chief Executive Officer and Director
Alan Ridgeway	40	Chief Financial Officer
Kathy Willard	40	Chief Accounting Officer
Michael Rowles	41	General Counsel
Bruce Eskowitz	48	Chief Executive Officer — North American Music
Arthur Fogel	53	Chairman — Global Music
Thomas O. Johansson	58	Chairman — International Music
David I. Lane	46	Chairman — Global Theatre and Chief Executive Officer — European Theatre
Bryan Perez	39	President — Global Digital
Carl B. Pernow	45	President — International Music
Steve K. Winton	45	Chief Executive Officer — North American Theater
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
     Alan Ridgeway is our Chief Financial Officer and has served in this capacity since September 2005. Prior to that, Mr. Ridgeway served as President of our European Music division. From October 2003 to 2004, Mr. Ridgeway was Chief Operating Officer of the European Music division. Mr. Ridgeway served as Chief Financial Officer for the European Music division from January 2002 to October 2003. Previously, he was Finance Director for Hertz Rent-A-Car’s French operation.
     Kathy Willard is our Chief Accounting Officer and has served in this capacity since September 2005. Prior to that, Ms. Willard served as Chief Financial Officer of Clear Channel Entertainment from December 2004 to September 2005. From January 2001 to December 2004 she served as Senior Vice President and Chief Accounting Officer of Clear Channel Entertainment.
     Michael Rowles is our General Counsel and has served in this capacity since March 2006. Previously, Mr. Rowles served as Senior Vice President, General Counsel and Secretary of Entravision Communications Corporation since September 2000.
     Bruce Eskowitz is the Chief Executive Officer of our North American Music division and has served in this capacity since January 2007. From October 2005 to December 2006, Mr. Eskowitz was President and Chief Executive Officer of our Global Venues and Alliances division. Prior to that, he served as President and Chief Executive Officer of our Properties division from 2004 to October 2005. Prior to 2004, Mr. Eskowitz was President of our National Sales and Marketing division.
     Arthur Fogel is the Chairman of our Global Music division and has served in this capacity since 2005. Previously, Mr. Fogel served as President of our Music Touring division since 1999.

     Thomas O. Johansson is the Chairman of our International Music division and has served in this capacity since September 2004. Previously, Mr. Johansson served as the Chief Executive Officer of our subsidiary EMA Telstar Group, a company he founded in April 1969 and which we acquired in 1999.
     David I. Lane is the Chairman of our Global Theatre division and Chief Executive Officer of our European Theatre division and has served in these capacities since 2005 and 2001, respectively.
     Bryan Perez is the President of our Global Digital group and has served in this capacity since September 2005. Prior to that, Mr. Perez served as our Executive Vice President of Strategy and Business Development. From October 2002 through 2004, Mr. Perez was Executive Vice President of Marketing and Communications for the Dallas Stars Hockey Club. Previously, he was Executive Vice President of Business Development for Southwest Sports Group, LLC.
     Carl B. Pernow is the President of our International Music division and has served in this capacity since September 2005. From 2004 to September 2005 he served as the Chief Financial Officer for our European Music division. From 1995 to 2004, he served as the Chief Financial Officer for our EMA Telstar Group, which the Company acquired in 1999.
     Steven K. Winton is the Chief Executive Officer of our North American Theater division and has served in this capacity since May 2005. From January through March, 2005, Mr. Winton was President and Chief Operating Officer of the Naples Philharmonic Center in Naples Florida. In 2004, Mr. Winton served as the President of our North American Theater division. From 2002 to 2003, Mr. Winton was the Chief Operating Officer of our European Theater division. Previously, Mr. Winton was an Executive Vice President of our European Theatre division.
Available Information
     We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, or the SEC. You may read and copy any materials we have filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are also available to the public through the SEC’s website at http://www.sec.gov.
     You can find more information about us at our internet website located at www.livenation.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our internet website as soon as reasonably practicable after we electronically file such material with the SEC.
Item 1A. Risk Factors
     You should carefully consider each of the following risks and all of the other information set forth in this Annual Report. The following risks relate principally to our leverage, our business, our common stock and our separation from Clear Channel. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of the following risks and uncertainties develop into actual events, this could have a material adverse effect on our business, financial condition or results of operations. In that case, the trading price of our common stock could decline.
Risks Associated with Our Leverage
We have a large amount of debt, redeemable preferred stock and lease obligations that could restrict our operations and impair our financial condition.
     Our total indebtedness for borrowed money, including our redeemable preferred stock, was approximately $679.1 million at December 31, 2006. Our available borrowing capacity as of December 31, 2006 under our senior secured credit facility is approximately $835.0 million, consisting of our $550.0 million term loan facility, $546.8 million of which is outstanding, and our $285.0 million revolving credit facility, $48.0 million of which is outstanding, with sub-limits up to $235.0 million available for letters of credit. At December 31, 2006, outstanding letters of credit were approximately $44.0 million leaving total available credit of $193.0 million for future borrowings. We may also incur additional substantial indebtedness in the future.
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
     In addition, our $40 million of redeemable preferred stock bears an annual dividend rate of 13%, or $5.2 million annually, and is subject to financial and other covenants substantially similar to the covenants applicable to our senior secured credit facility. If we default under any of these covenants, we will have to pay additional dividends.
     As of December 31, 2006, we also had approximately $1.1 billion in operating lease agreement obligations, of which approximately $71.7 million is due in 2007 and $68.9 million is due in 2008.
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
     We cannot assure you that our business will generate sufficient cash flow or that future borrowings will be available to us in an amount sufficient to enable us to pay our debt, or to fund our other liquidity needs. As of December 31, 2006, approximately $31.7 million of our total indebtedness (excluding interest) is due in 2007, $13.8 million is due in the aggregate for 2008 and 2009, $54.1 million is due in the aggregate for 2010 and 2011, and $579.5 million is due thereafter. See the table in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments — Firm Commitments. If our future cash flow from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional equity capital or restructure or refinance all or a portion of our debt on or before maturity. We may be limited on assets we can sell under the terms of the Tax Matters Agreement with Clear Channel. We cannot assure you that we will be able to refinance any of our debt on a timely basis or on satisfactory terms, if at all. Our ability to issue additional equity may be constrained because the issuance of additional stock may cause the Distribution to be taxable under section 355(e) of the Internal Revenue Code, and, under our tax matters agreement with Clear Channel, we would be required to indemnify Clear Channel against the tax, if any. In addition, the terms of our existing debt, including our senior secured credit facility, other future debt and our preferred stock may limit our ability to pursue any of these alternatives. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.
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
Any inability to fund the significant up-front cash requirements associated with our touring business could result in the loss of key tours.
     In order to secure a tour, including global tours by major artists, we are often required to post a letter of credit or advance cash to the artist prior to the sale of any tickets for that tour. If we do not have sufficient cash on hand or capacity under our revolving credit facility to advance the necessary cash or post the required letter of credit, for any given tour, we would not be able to promote that tour and our touring business would be negatively impacted.
Risk Factors Relating to Our Business
Our live entertainment business is highly sensitive to public tastes and dependent on our ability to secure popular artists and other live entertainment events, and we may be unable to anticipate or respond to changes in consumer preferences, which may result in decreased demand for our services.
     Our ability to generate revenues from our entertainment operations is highly sensitive to rapidly changing public tastes and dependent on the availability of popular artists and events. Our success depends in part on our ability to anticipate the tastes of consumers and to offer events that appeal to them. Since we rely on unrelated parties to create and perform live entertainment content, any unwillingness to tour or lack of availability of popular artists, touring theatrical performances, specialized motor sports talent and other performers could limit our ability to generate revenues. In addition, we typically book our live music tours one to four months in advance of the beginning of the tour and often agree to pay an artist a fixed guaranteed amount prior to our receiving any operating income. Therefore, if the public is not receptive to the tour or we or a performer cancel the tour, we may incur a loss for the tour depending on the amount of the fixed guarantee or incurred costs relative to any revenues earned, as well as foregone revenue we could have earned at booked venues. We have cancellation insurance policies in place to cover our losses if an performer cancels a tour. Furthermore, consumer preferences change from time to time, and our failure to anticipate, identify or react to these changes could result in reduced demand for our services, which would adversely affect our operating results and profitability.
We have incurred net losses and may experience future net losses.

     Our operating results have been adversely affected by, among other things, increased cost of entertainers and a decline in the number of live entertainment events. We incurred net losses of approximately $31.4 million and $130.6 million for the years ended December 31, 2006 and 2005, respectively, while we generated net income of approximately $16.3 million for the year ended December 31, 2004. We may face reduced demand for our live entertainment events and other factors that could adversely affect our results of operations in the future. We cannot predict whether we will achieve profitability in future periods.
Our operations are seasonal and our results of operations vary from quarter to quarter and year over year, so our financial performance in certain financial quarters or years may not be indicative of or comparable to our financial performance in subsequent financial quarters or years.
     We believe our financial results and cash needs will vary greatly from quarter to quarter and year to year depending on, among other things, the timing of tours and theatrical productions, tour cancellations, capital expenditures, seasonal and other fluctuations in our operating results, the timing of guaranteed payments and receipt of ticket sales, financing activities, acquisitions and investments and receivables management. Because our results may vary significantly from quarter to quarter and year to year, our financial results for one quarter or year cannot necessarily be compared to another quarter or year and may not be indicative of our future financial performance in subsequent quarters or years. Typically, we experience our lowest financial performance in the first and fourth quarters of the calendar year as our outdoor venues are primarily used, and our festivals occur, during May through September. In addition, the timing of tours of top grossing acts can impact comparability of quarterly results year over year and potentially annual results.
     The following table sets forth our operating income (loss) for the last eight fiscal quarters (in thousands):

Operating
Fiscal Quarter	income (loss)
March 31, 2005	$(27,526)
June 30, 2005	$15,258
September 30, 2005	$61,868
December 31, 2005	$(62,783)
March 31, 2006	$8,063
June 30, 2006	$11,682
September 30, 2006	$27,567
December 31, 2006	$(17,048)
We may be adversely affected by a general deterioration in economic conditions, which could affect consumer and corporate spending and, therefore, significantly adversely impact our operating results.
     A decline in attendance at or reduction in the number of live entertainment events may have an adverse effect on our revenues and operating income. In addition, during the most recent economic slowdown in the United States, many consumers reduced their discretionary spending and advertisers reduced their advertising expenditures. The impact of slowdowns on our business is difficult to predict, but they may result in reductions in ticket sales, sponsorship opportunities and our ability to generate revenues. The risks associated with our businesses become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in attendance at live entertainment events.
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
     Doing business in foreign countries involves certain risks that may not exist when doing business in the United States. For the years ended December 31, 2006 and 2005, our international operations accounted for approximately 28% and 31%, respectively, of our revenues during those periods. The risks involved in foreign operations that could result in losses against which we are not insured include:
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
     Because we own assets overseas and derive revenues from our international operations, we may incur currency translation losses or gains due to changes in the values of foreign currencies relative to the United States Dollar. We cannot predict the effect of exchange rate fluctuations upon future operating results. For the years ended December 31, 2006 and 2005, our international operations accounted for approximately 28% and 31%, respectively, of our revenues during those periods. Although we cannot predict the future relationship between the United States Dollar and the currencies used by our international businesses, principally the British Pound and the Euro, for the years ended December 31, 2006 and 2004, we experienced foreign exchange rate net gains of $3.2 million and $6.3 million, respectively, for those periods, which had a positive effect on our operating income, while for the year ended December 31, 2005, we experienced a foreign exchange rate net loss of $1.3 million which had a negative effect on our operating income. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosure about Market Risk — Foreign Currency Risk.
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
     In addition, restrictions contained in the tax matters agreement between us and Clear Channel and the credit agreement for our senior secured credit facility restrict our ability to make acquisitions.
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
     Heightened concerns and challenges regarding property, casualty, liability, business interruption and other insurance coverage have resulted from the terrorist and related security incidents on and after September 11, 2001 in the United States, as well as the more recent terrorist attacks in Madrid and London. As a result, we may experience increased difficulty obtaining high policy limits of coverage at reasonable costs, including coverage for acts of terrorism. We have a material investment in property and equipment at each of our venues, which are generally located near highly populated cities and which hold events typically attended by large numbers of fans. At December 31, 2006, we had property and equipment with a net book value of approximately $876.2 million.
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
     While we believe that our venues are in material compliance with these laws, we cannot predict the extent to which any future laws or regulations will impact our operations. The regulations relating to our food and support service in our venues are many and complex. Although we often contract with a third-party vendor for these services at our operated venues, in other cases we provide these services ourselves. We cannot assure you that we or our third-party vendors are in full compliance with all applicable laws and regulations at all times or that we or our third-party vendors will be able to comply with any future laws and regulations or that we will not be held liable for violations by third-party vendors. Furthermore, additional or amended regulations in this area may significantly increase the cost of compliance.
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
     Our business segments are in highly competitive industries, and we may not be able to maintain or increase our current live entertainment revenues. We compete in the live entertainment industries, and within such industries we compete with other venues to book performers, and, in the markets in which we promote musical concerts, we face competition from other promoters, as well as from certain performers who promote their own concerts. Our competitors also compete with us for key employees who have relationships with popular music artists that have a history of being able to book such artists for concerts and tours. These competitors may engage in more extensive development efforts, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential artists. Our competitors may develop services, advertising options or entertainment venues that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. It is possible that new competitors may emerge and rapidly acquire significant market share. Other variables that could adversely affect our financial performance by, among other things, leading to decreases in overall revenues, the numbers of advertising customers, event attendance, ticket prices or profit margins include:

•	an increased level of competition for advertising dollars, which may lead to lower sponsorships as we attempt to retain advertisers or which may cause us to lose advertisers to our competitors offering better programs that we are unable or unwilling to match;

•	unfavorable fluctuations in operating costs, including increased guarantees to performers, which we may be unwilling or unable to pass through to our customers;

•	our competitors may offer more favorable terms than we do in order to obtain agreements for new venues or to obtain events for the venues they operate;

•	technological changes and innovations that we are unable to adopt or are late in adopting that offer more attractive entertainment alternatives than we currently offer, which may lead to reduction in attendance at live events, a loss of ticket sales or to lower ticket prices;

•	other entertainment options available to our audiences that we do not offer;

•	unfavorable changes in labor conditions which may require us to spend more to retain and attract key employees; and

•	unfavorable shifts in population and other demographics which may cause us to lose audiences as people migrate to markets where we have a smaller presence, or which may cause sponsors to be unwilling to pay for sponsorship and advertising opportunities if the general population shifts into a less desirable age or geographical demographic from an advertising perspective.
     We believe that barriers to entry into the live entertainment promotion business are low and that certain local promoters are increasingly expanding the geographic scope of their operations.
We depend upon unionized labor for the provision of some of our services and any work stoppages or labor disturbances could disrupt our business.
     The stagehands at some of our venues, and the actors, musicians and others involved in some of our business operations are subject to collective bargaining agreements. Our union agreements typically have a term of three years and thus regularly expire and require negotiation in the course of our business. Upon the expiration of any of our collective bargaining agreements, however, we may be unable to negotiate new collective bargaining agreements on terms favorable to us, and our business operations may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating our collective bargaining agreements. A work stoppage at one or more of our owned and/or operated venues or at our produced and/or presented events could have a material adverse effect on our business, results of operations and financial condition. We cannot predict the effect that new collective bargaining agreements will have on our expenses.
We are dependent upon our ability to lease, acquire and develop live entertainment venues, and if we are unable to do so on acceptable terms, or at all, our results of operations could be adversely affected.
     We require access to venues to generate revenues from live entertainment events. For these events, we use venues that we own, but we also operate a number of our live entertainment venues under various agreements which include leases with third parties or equity or booking agreements, which are agreements where we contract to book the events at a venue for a specific period of time. Our long-term success in the live entertainment business will depend in part on the availability of venues, our ability to lease these venues and our ability to enter into booking agreements upon their expiration. As many of these agreements are with third parties over whom we have little or no control, we may be unable to renew these agreements or enter into new agreements on acceptable terms or at all, and may be unable to obtain favorable agreements with venues. Our ability to renew these agreements or obtain new agreements on favorable terms depends on a number of other factors, many of which are also beyond our control, such as national and local business conditions and competition from other promoters. If the cost of renewing these agreements is too high or the terms of any new agreement with a new venue are unacceptable or incompatible with our existing operations, we may decide to forego these opportunities. There can be no assurance that we will be able to renew these agreements on acceptable terms or at all, or that we will be able to obtain attractive agreements with substitute venues, which could have a material adverse effect on our results of operations.
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
     Similar to many companies, we spend significant amounts on advertising, promotional and other marketing campaigns for our live entertainment events and other business activities. Such marketing activities include, among others, promotion of ticket sales, premium seat sales, hospitality and other services for our events and venues and advertising associated with our distribution of related souvenir merchandise and apparel. In the years ended December 31, 2006 and 2005, we spent approximately 5.7% and 6.1%, respectively, of our revenues on marketing, including advertising, and there can be no assurance that such advertising, promotional and other marketing campaigns will be successful or will generate revenues or profits.
Poor weather adversely affects attendance at our live entertainment events, which could negatively impact our financial performance from period to period.
     We promote many live entertainment events. Weather conditions surrounding these events affect sales of tickets, concessions and souvenirs, among other things. Poor weather conditions can have a material effect on our results of operations particularly because we promote a finite number of events. Due to weather conditions, we may be required to reschedule an event to the next available day or a different venue, which would increase our costs for the event and could negatively impact the attendance at the event, as well as food, beverage and merchandise sales. Poor weather can affect current periods as well as successive events in future periods. If we are unable to reschedule events due to poor weather, we are forced to refund the tickets for those events.
Our revenues may be impacted by our ability to successfully renegotiate or replace certain key operating contracts.
     We currently have key operating contracts with certain third parties that, from time-to-time, expire. The future expiration of these contracts will require us to either successfully renegotiate and renew the existing contracts or replace them with suitable alternatives. There can be no assurance that such efforts to retain or replace key contracts will be successful and we are unable to estimate the impact on future results of operations.
Increased costs associated with corporate governance compliance may significantly affect our results of operations.
     The Sarbanes-Oxley Act of 2002 and the Securities Exchange Act of 1934, as amended, require compliance with corporate governance and securities disclosure requirements, and require an ongoing review of our internal control procedures. These requirements could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. In addition, director and officer liability insurance for public companies like us has become more difficult and more expensive to obtain, and we may be required to accept reduced coverage or incur higher costs to obtain coverage that is satisfactory to us and our officers or directors. We continue to evaluate and monitor regulatory developments and cannot estimate the timing or magnitude or additional costs we may incur as a result.
     If we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned and our stock price may suffer.
     Section 404 of the Sarbanes-Oxley Act of 2002 requires any company subject to the reporting requirements of the United States securities laws to conduct a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. To comply with this statute, we are required to document and test our internal control procedures; our management is required to assess and issue a report concerning our internal control over financial reporting; and our independent auditors are required to issue an opinion on management’s assessment of those matters. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remediated in time to meet the deadline imposed by the Sarbanes-Oxley Act. If our management cannot favorably assess the effectiveness of our internal control over financial reporting or our auditors identify material weaknesses in our internal control, investor confidence in our financial results may weaken, and our stock price may suffer. Our efforts to comply with these regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue generating activities to compliance activities.
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
Risks Relating to Our Common Stock
     We cannot predict the prices at which our common stock may trade.
     The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:
•	our quarterly or annual earnings, or those of other companies in our industry;

•	actual or anticipated fluctuations in our operating results due to the seasonality of our business and other factors related to our business;

•	our loss or inability to obtain significant popular artists or theatrical productions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	announcements by us or our competitors of significant contracts or acquisitions;

•	the publication by securities analysts of financial estimates or reports about our business;

•	changes by securities analysts of earnings estimates or reports, or our inability to meet those estimates or achieve any goals described in those reports;

•	the disclosure of facts about our business that may differ from those assumed by securities analysts in preparing their estimates or reports about our company;

•	the operating and stock price performance of other comparable companies;

•	overall market fluctuations; and

•	general economic conditions.

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
     Our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions include restrictions on the ability of our shareholders to remove directors and supermajority voting requirements for shareholders to amend our organizational documents, a classified board of directors and limitations on action by our shareholders by written consent. Three of our twelve directors are also directors of Clear Channel. In addition, our board of directors has the right to issue preferred stock without shareholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Delaware law, for instance, also imposes some restrictions on mergers and other business combinations between any holder of 15% or more of our outstanding common stock and us. Although we believe these provisions protect our shareholders from coercive or otherwise unfair takeover tactics and thereby provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some shareholders.
     Our amended and restated certificate of incorporation provides that, subject to any written agreement to the contrary, which agreement does not currently exist, Clear Channel will have no duty to refrain from engaging in the same or similar business activities or lines of business as us or doing business with any of our customers or vendors or employing or otherwise engaging or soliciting any of our officers, directors or employees. Our amended and restated certificate of incorporation provides that if Clear Channel acquires knowledge of a potential transaction or matter which may be a corporate opportunity for both us and Clear Channel, we will generally renounce our interest in the corporate opportunity. Our amended and restated certificate of incorporation renounces any interest or expectancy in such corporate opportunity that will belong to Clear Channel. Clear Channel will, to the fullest extent permitted by law, have satisfied its fiduciary duty with respect to such a corporate opportunity and will not be liable to us or our shareholders for breach of any fiduciary duty as our shareholder by reason of the fact that it acquires or seeks the corporate opportunity for itself, directs that corporate opportunity to another person or does not present that corporate opportunity to us. These provisions could make an acquisition of us less advantageous to a third party.
     Our obligation to indemnify, under certain circumstances, Clear Channel and its affiliates pursuant to the tax matters agreement against tax-related liabilities, if any, caused by the failure of the spin-off to qualify as a tax-free transaction under Section 355 of the Code (including as a result of Section 355(e) of the Code) could deter a change of control of us.
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

     In addition, the terms of our senior secured credit facility provide that the lenders can require us to repay all outstanding indebtedness upon a change of control, and the preferred stock requires one of our subsidiaries to offer to repurchase the preferred stock at 101% of the liquidation preference upon a change of control. These provisions make an acquisition more costly to a potential acquirer. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources — Redeemable Preferred Stock.
Risks Relating to Our Separation from Clear Channel
The cost of certain corporate functions necessary to operate as an independent company, previously provided by Clear Channel, may increase.
     Prior to the Separation, our business was operated by Clear Channel as part of its broader corporate organization, rather than as an independent company. Our historical consolidated and combined financial results reflect allocations of corporate expenses from Clear Channel. Those allocations may be less than the comparable expenses we would have incurred had we operated as a separate publicly-traded company. Clear Channel performed various corporate functions for us, including, but not limited to selected human resources related functions; tax administration; selected legal functions (including compliance with the Sarbanes-Oxley Act of 2002), as well as external reporting; treasury administration, investor relations, internal audit and insurance functions; and selected information technology and telecommunications services.
     We have now implemented, or are in the process of implementing these functions. As we continue to implement these functions, the costs may be higher than previous years’ allocations or current estimates and our losses may increase.
We have a short operating history as a separate publicly-traded company and our historical combined and consolidated financial information is not necessarily representative of the results we would have achieved as a separate publicly-traded company and may not be a reliable indicator of our future results.
     In December 2005, we were spun-off from Clear Channel, and, therefore, we have minimal operating history as a separate publicly-traded company. The historical consolidated and combined financial information included in this Form 10-K for years prior to 2006 does not necessarily reflect the financial condition, results of operations or cash flows we would have achieved as a separate publicly-traded company during the periods presented or those we will achieve in the future. This is primarily a result of the following factors:
•	Prior to the Separation, our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, were satisfied as part of the corporate-wide cash management policies of Clear Channel. As a result of our separation, Clear Channel is no longer providing us with funds to finance our working capital or other cash requirements. Without the opportunity to obtain financing from Clear Channel, we may need to obtain additional financing from banks, or through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements. We currently have a credit rating of B1 by Moody’s Investors Services, Inc. and B+ by Standards & Poor’s Rating Services, a division of The McGraw-Hill Companies, Inc., that is lower than Clear Channel’s credit rating and, as a result, we will incur debt on terms and at interest rates that will not be as favorable as those generally enjoyed by Clear Channel.

•	Significant changes may occur in our cost structure, management, financing and business operations as a result of our operating as a company separate from Clear Channel. These changes may result in increased costs associated with reduced economies of scale, stand-alone costs for services previously provided by Clear Channel, the need for additional personnel to perform services previously provided by Clear Channel and the legal, accounting, compliance and other costs associated with being a public company with equity securities listed on a national stock exchange. During 2006, we continued to use on a temporary basis certain services of Clear Channel under the transition services agreement. We have now implemented, or are in the process of implementing these functions. As we continue to implement these functions, the costs may be higher than previous years’ allocations or current estimates and our losses may increase.
The Separation could result in significant tax liability to our initial public shareholders.
     Clear Channel received a private letter ruling from the Internal Revenue Service substantially to the effect that the distribution of our common stock to its shareholders qualifies as a tax-free distribution for United States federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. Although a private letter ruling from the Internal Revenue Service generally is binding on the Internal Revenue Service, if the factual representations or assumptions made in the letter ruling request are untrue or incomplete in any material respect, we will not be able to rely on the ruling.

     Furthermore, the Internal Revenue Service will not rule on whether a distribution satisfies certain requirements necessary to obtain tax-free treatment under Section 355 of the Code. Rather, the ruling is based upon representations by Clear Channel that these conditions have been satisfied, and any inaccuracy in such representations could invalidate the ruling. Therefore, in addition to obtaining the ruling from the Internal Revenue Service, Clear Channel made it a condition to the Separation that Clear Channel obtain an opinion of Skadden, Arps, Slate, Meagher & Flom LLP that the Distribution will qualify as a tax-free distribution for United States federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. The opinion relies on the ruling as to matters covered by the ruling. In addition, the opinion is based on, among other things, certain assumptions and representations as to factual matters made by Clear Channel and us, which if incorrect or inaccurate in any material respect would jeopardize the conclusions reached by counsel in its opinion. The opinion is not binding on the Internal Revenue Service or the courts, and the Internal Revenue Service or the courts may not agree with the opinion.
     Notwithstanding receipt by Clear Channel of the ruling and opinion of counsel, the Internal Revenue Service could assert that the Distribution does not qualify for tax-free treatment for United States federal income tax purposes. If the Internal Revenue Service were successful in taking this position, our initial public shareholders could be subject to significant United States federal income tax liability. In general, our initial public shareholders could be subject to tax as if they had received a taxable distribution equal to the fair market value of our common stock that was distributed to them.
The Separation could result in significant tax-related liabilities to us.
     As discussed above, notwithstanding receipt by Clear Channel of the ruling and the opinion of counsel, the Internal Revenue Service could assert that the Distribution does not qualify for tax-free treatment for United States federal income tax purposes. If the Internal Revenue Service were successful in taking this position, Clear Channel could be subject to significant United States federal income tax liability. In general, Clear Channel would be subject to tax as if it had sold the common stock of our company in a taxable sale for its fair market value. In addition, even if the Distribution otherwise were to qualify under Section 355 of the Code, it may be taxable to Clear Channel as if it had sold the common stock of our company in a taxable sale for its fair market value under Section 355(e) of the Code, if the Distribution were later deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire directly or indirectly stock representing a 50% or greater interest in Clear Channel or us. For this purpose, any acquisitions of Clear Channel stock or of our stock within the period beginning two years before the Distribution and ending two years after the Distribution are presumed to be part of such a plan, although we or Clear Channel may be able to rebut that presumption.
     Although such corporate-level taxes, if any, resulting from a taxable distribution generally would be imposed on Clear Channel, we have agreed in the tax matters agreement to indemnify Clear Channel and its affiliates against tax-related liabilities, if any, caused by the failure of the Separation to qualify as a tax-free transaction under Section 355 of the Code (including as a result of Section 355(e) of the Code) if the failure to so qualify is attributable to actions, events or transactions relating to our stock, assets or business, or a breach of the relevant representations or covenants made by us in the tax matters agreement. If the failure of the Separation to qualify under Section 355 of the Code is for any reason for which neither we nor Clear Channel is responsible, we and Clear Channel have agreed in the tax matters agreement that we will each be responsible for 50% of the tax-related liabilities arising from the failure to so qualify. Clear Channel reported a $2.4 billion capital loss as a result of the Separation. See Item 8. Financial Statements and Supplementary Data — Note J Related-Party Transactions — Relationship with Clear Channel for a more detailed discussion of the tax matters agreement between Clear Channel and us.
We could be liable for income taxes owed by Clear Channel.
     Each member of the Clear Channel consolidated group, which includes Clear Channel, our company and our subsidiaries through December 21, 2005, and Clear Channel’s other subsidiaries, is jointly and severally liable for the United States federal income tax liability of each other member of the consolidated group. Consequently, we could be liable in the event any such liability is incurred, and not discharged, by any other member of the Clear Channel consolidated group. Disputes or assessments could arise during future audits by the Internal Revenue Service in amounts that we cannot quantify. In addition, Clear Channel has recognized a capital loss for United States federal income tax purposes in connection with the Separation. If Clear Channel is unable to deduct such capital loss for United States federal income tax purposes as a result of any action we take following the Separation or our breach of a relevant representation or covenant made by us in the tax matters agreement, we have agreed in the tax matters agreement to indemnify Clear Channel for the lost tax benefits that Clear Channel would have otherwise realized if it were able to deduct this loss. See Item 8. Financial Statements and Supplementary Data — Note J Related-Party Transactions — Relationship with Clear Channel.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
     As of December 31, 2006, we own, operate or lease 94 venues and 49 facilities, including office leases, throughout North America and 37 venues and 31 facilities internationally. We believe our venues and facilities are generally well-maintained and in good operating condition and have adequate capacity to meet our current business needs. We have a five-year lease ending June 30, 2010 for our corporate headquarters in Beverly Hills, California, used primarily by our executive, events and venues and sponsorship domestic operations management staff. We also have a five-year lease ending September 30, 2008, for office space in London, England, used primarily by our events international operations management staff.
     Our leases are for varying terms ranging from monthly to multi-year. These leases can typically be for terms of three to ten years for our office leases and 15 to 25 years for our venue leases, and many provide for renewal options. There is no significant concentration of venues under any one lease or subject to negotiation with any one landlord. We believe that an important part of our management activity is to negotiate suitable lease renewals and extensions.
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
     We are a defendant in twenty-two putative class actions filed by different named plaintiffs in various U.S. District Courts throughout the country. The claims made in these actions are substantially similar to the claims made in the Heerwagen action described above, except that the geographic markets alleged are regional, statewide or more local in nature, and the members of the putative classes are limited to individuals who purchased tickets to concerts in the relevant geographic markets alleged. The plaintiffs seek unspecified compensatory, punitive and treble damages, declaratory and injunctive relief and costs of suit, including attorneys’ fees. We have filed our answers in some of these actions, and we have denied liability. On December 5, 2005, we filed a motion before the Judicial Panel on Multidistrict Litigation to transfer these actions and any similar ones commenced in the future to a single federal district court for coordinated pre-trial proceedings. On April 17, 2006, the Panel granted our motion and ordered the consolidation and transfer of the actions to the U.S. District Court for the Central District of California. The Court has set a hearing on motions for class certification for April 23, 2007, and trial is set for December 11, 2007. We intend to vigorously defend all claims in all of the actions.
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
Item 4. Submission of Matters to a Vote of Security Holders
     None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock was listed on the New York Stock Exchange under the symbol “LYV” on December 21, 2005. There were 3,632 shareholders of record as of February 23, 2007. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table presents the high and low sales prices of the common stock on the New York Stock Exchange during the calendar quarter indicated and the dividends declared during such quarter.

	Common Stock
	Market Price		Dividends
	High	Low	Declared
2005
Fourth Quarter (commencing December 21, 2005)	$14.00	$10.55	$—
2006
First Quarter	$19.99	$12.77	$—
Second Quarter	$24.90	$18.87	$—
Third Quarter	$22.66	$18.17	$—
Fourth Quarter	$24.66	$19.60	$—
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
Purchases of Equity Securities by the Issuer and Affiliated Purchases
     In December 2005, our board of directors authorized a $150 million share repurchase program. The program was completed on December 31, 2006, at which time we had repurchased 3.4 million shares for an aggregate purchase price of $42.7 million, including commissions and fees, under the repurchase program. There were no repurchases made during the fourth quarter of 2006.
Equity Compensation Plans
     Information regarding our equity compensation plans is incorporated by reference from Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this annual report for Form 10-K and should be considered an integral part of this Item 5.

Item 6. Selected Financial Data
(In thousands, except per share data)

	Year Ended December 31, (1) (3)
	2002	2003	2004	2005	2006
Results of Operations Data:
Revenue	$2,473,319	$2,707,902	$2,806,128	$2,936,845	$3,691,559
Operating Expenses:
Direct operating expenses	1,853,096	2,039,499	2,185,127	2,310,925	2,981,801
Selling, general and administrative expenses	449,611	467,136	460,166	518,907	529,104
Depreciation and amortization	64,836	63,436	64,095	64,622	128,167
Loss (gain) on sale of operating assets	(15,241)	(978)	6,371	4,859	(11,640)
Corporate expenses	26,101	30,820	31,386	50,715	33,863

Operating income (loss)	94,916	107,989	58,983	(13,183)	30,264
Interest expense	3,998	2,788	3,119	6,059	37,218
Interest expense with Clear Channel Communications	58,608	41,415	42,355	46,437	—
Interest income	(2,102)	(6,870)	(3,221)	(2,506)	(12,446)
Equity in losses (earnings) of nonconsolidated affiliates	212	(1,357)	(2,906)	276	(11,265)
Minority interest expense	3,794	3,280	3,300	5,236	12,209
Other expense (income) — net	(2,024)	366	1,611	446	(1,220)

Income (loss) before income taxes and cumulative effect of a change in accounting principle	32,430	68,367	14,725	(69,131)	5,768
Income tax expense (benefit):
Current	40,102	(68,272)	(55,946)	(53,025)	26,876
Deferred	(11,103)	79,607	54,411	114,513	10,334

Income (loss) before cumulative effect of a change in accounting principle	3,431	57,032	16,260	(130,619)	(31,442)
Cumulative effect of a change in accounting principle, net of tax of $198,640(2)	3,932,007	—	—	—	—

Net income (loss)	$(3,928,576)	$57,032	$16,260	$(130,619)	$(31,442)

Basic and diluted net loss before cumulative effect of a change in accounting principle per common share				$(1.96)	$(0.48)

Cash dividends per share				$—	$—

	As of December 31, (1) (3)
(in thousands)	2002	2003	2004	2005	2006
Balance Sheet Data:
Total assets	$1,518,644	$1,495,715	$1,478,706	$1,776,584	$2,225,002
Long-term debt, including current maturities	$622,831	$617,838	$650,675	$366,841	$639,146
Redeemable preferred stock	$—	$—	$—	$40,000	$40,000
Business/Shareholders’ equity	$230,914	$188,283	$156,976	$636,700	$638,662

(1)	Acquisitions and dispositions significantly impact the comparability of the historical consolidated financial data reflected in this schedule of Selected Financial Data.

(2)	Cumulative effect of a change in accounting principle for the year ended December 31, 2002, related to impairment of goodwill recognized in accordance with the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

(3)	Prior to the Separation, the combined financial statements include amounts that are comprised of businesses included in the consolidated financial statements and accounting records of Clear Channel, using the historical bases of assets and liabilities of the entertainment business. As a result of the Separation, we recognized the par value and additional paid-in capital in connection with the issuance of our common stock in exchange for the net assets contributed at that time.

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
Executive Overview
     Beginning in 2006, we adjusted our reportable segments due to a reorganization of our business and a change in the way in which management views and manages our business. Our new segments are Events, Venues and Sponsorship, and Digital Distribution. In addition, we have operations in the sports representation and other businesses, which are included under “other”.
     This has been the first year of our transformation of Live Nation from a broad-based live entertainment company to a company focused on bringing live events and related products to music fans worldwide. This transformation has involved exiting some of our non-music businesses and acquiring other businesses involved in live music promotion and production and complementary services.
     The highlights for each of our segments for 2006 are:
   Events
•	For the year ended December 31, 2006, our number of events increased by 1,851 events to 16,299, a 13% increase over the same period of the prior year.

•	Of particular importance, we held 923 events in our owned and/or operated amphitheaters, an increase of 155 events in those venues over the prior year. This increase in events, while resulting in lower operating income due to higher event costs for our Events segment for the year, allowed us to increase overall operating income through higher food and beverage sales and sponsorships, reflected in our Venues and Sponsorship segment, and increased ticket rebates reflected in our Digital Distribution segment.

•	Our acquisition of a controlling interest in CPI in May 2006, brought new global tours with major artists such as the Rolling Stones, Barbra Streisand and The Who.

•	In June 2006, we increased our ability to service fans and artists by acquiring 51% of Trunk. Trunk is a specialty merchandise company that acquires licenses, primarily from music artists, to design, manufacture and sell merchandise through various retail and online distribution channels.

•	We ended the year by completing our acquisition of Gamerco SA, the leading live music promoter in Spain, which adds another important music market to our international network of promoters.
   Venues and Sponsorship
•	For the year ended December 31, 2006, our attendance for events at our venues increased by 3.4 million attendees over the same period of the prior year.

•	In addition to benefiting from this increased attendance, food and beverage initiatives that were implemented at the start of the year, including simplified and value pricing as well as improved food and beverage selections, continued to show improved results, with an increase in sales per attendee, as well as an overall increase in operating income.

•	The most significant event for our Venues and Sponsorship segment was the acquisition of HOB which was completed on November 3, 2006. HOB owns and/or operates ten House of Blues® venues, one club and eight amphitheaters. All of HOB’s venues are located in North America. This acquisition increased our small-sized music venue, West coast amphitheater and Canadian presence.

•	In addition to the acquisition of HOB, our venue portfolio was enhanced by obtaining a 15-year management agreement for Wembley Arena in London, England, as well as adding the Gramercy Theatre in New York to our North American portfolio.

•	As part of our continuing plan to focus our operations in the top markets globally, as well as to appropriately maximize the value of our real estate portfolio, we are in the process of divesting of a small number of venues. Based on this decision, we have recorded an impairment of $31.0 million using an estimated sales price for the best use of the land or appraised value related to certain of these venue sites. We also recorded an additional impairment of $20.5 million related to venues that had an indicator that future operating cash flows may not support their carrying value using a comparison of the carrying value of these venues to their expected future cash flows based on estimated operating results.
   Digital Distribution
•	Our Digital Distribution segment successfully launched our new website, www.livenation.com, in June 2006. The site is continuing to be refined and new features will be launched during 2007.

•	In September 2006, we completed our acquisition of a majority interest in Musictoday, a leader in connecting artists directly to their fans through online fan clubs, artist e-commerce and fulfillment and artist fan club ticketing. We believe this is another key step in our ongoing efforts to add complementary product lines to our live music and venue businesses.

•	Our Digital Distribution team continues its focus on increasing traffic to our website, www.livenation.com. With the integration of Musictoday, Live Nation’s websites collectively are now ranked as the second most popular entertainment/event site according to Nielsen//NetRatings with nearly 2 million unique visitors in the month of December 2006.
   Other Operations
•	We continued our divestiture of assets that are not part of the core focus of the business by selling the majority of the assets within our sports representation business. Our basketball representation business is now the only significant remaining asset left within our sports business.

•	In addition, in April 2006, we sold our interest in a venue project (theaters in Planet Hollywood in Las Vegas) and a percentage of our interest in a production of Phantom of the Opera in Las Vegas.
   Recent Developments
•	In January 2007, we have continued with the expansion of our international music promoter network through the acquisition of 51% of Jackie Lombard Productions, one of the leading promoters in France.

•	Also in January 2007, we added the 5,500 capacity Dodge Theater in Phoenix to our venue portfolio.

•	In January 2007, we continued to execute our plan to divest of our non-core businesses with the sale of Donington Park in England.
Our Separation from Clear Channel
     We were formed through acquisitions of various entertainment businesses and assets by our predecessors. On August 1, 2000, Clear Channel acquired our entertainment business. On August 2, 2005, we were incorporated in our current form as a Delaware corporation to own substantially all of the entertainment business of Clear Channel. On December 21, 2005, the separation of the business previously conducted by Clear Channel’s live entertainment segment and sports representation business, now comprising our business, and the distribution by Clear Channel of all of our common stock to its shareholders, was completed in a tax free spin-off. Following our separation from Clear Channel, we became a separate publicly traded company on the New York Stock Exchange trading under the symbol “LYV”.
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
     As a venue operator, we contract primarily with our Events segment to fill our venues and we provide operational services such as concessions, merchandising, parking, security, ushering and ticket-taking. We generate revenues primarily from the sale of food and beverages, parking, premium seating and venue sponsorships. In our amphitheaters, the sale of food and beverages is outsourced and we receive a share of the net revenues from the concessionaire which is recorded in revenue with no significant direct operating expenses associated with it. Our primary food and beverage vendor is Aramark Corporation which provides services to 38 of our venues, consisting of substantially all amphitheaters, including seven former HOB amphitheaters.
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
     The largest component of our ticket rebate revenue is derived from tickets sold at our North American owned and/or operated venues. A smaller component of our ticket rebate revenue is derived from our international promotion operations where rebates per ticket are generally lower and we sell fewer tickets overall. We also derive ticket rebate revenue from tickets sold in third-party venues in connection with a Live Nation event where we either utilize our Ticketmaster contract or participate in the ticket rebate revenues generated by the venue’s ticketing deal. The economics of these deals vary by venue. In some cases, where we receive ticket rebate revenue from Ticketmaster for events promoted in third-party venues, a substantial portion of that revenue is passed through to those third parties and that cost is recorded as a component of direct operating expenses in our Events segment.
     To judge the health of our Digital Distribution segment, management primarily reviews the rebates earned per ticket sold and the number of unique visitors to our websites.
Consolidated and Combined Results of Operations

	Year Ended December 31,			% Change	% Change
(in thousands)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Revenue	$3,691,559	$2,936,845	$2,806,128	26%	5%
Operating expenses:
Direct operating expenses	2,981,801	2,310,925	2,185,127	29%	6%
Selling, general and administrative expenses	529,104	518,907	460,166	2%	13%
Depreciation and amortization	128,167	64,622	64,095	98%	1%
Loss (gain) on sale of operating assets	(11,640)	4,859	6,371	**	**
Corporate expenses	33,863	50,715	31,386	(33%)	62%

Operating income (loss)	30,264	(13,183)	58,983	**	**
Operating margin	1%	(0.5%)	2%
Interest expense	37,218	6,059	3,119
Interest expense with Clear Channel Communications	—	46,437	42,355

	Year Ended December 31,			% Change	% Change
(in thousands)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Interest income	(12,446)	(2,506)	(3,221)
Equity in losses (earnings) of nonconsolidated affiliates	(11,265)	276	(2,906)
Minority interest expense	12,209	5,236	3,300
Other expense (income) — net	(1,220)	446	1,611

Income before income taxes	5,768	(69,131)	14,725
Income tax expense (benefit):
Current	26,876	(53,025)	(55,946)
Deferred	10,334	114,513	54,411

Net income (loss)	$(31,442)	$(130,619)	$16,260

	Year Ended December 31,
(in thousands)	2006	2005	2004
Cash provided by (used in):
Operating activities	$16,720	$(3,917)	$122,453
Investing activities	$(375,163)	$(106,049)	$(84,076)
Financing activities	$268,294	$363,268	$20,699

Note:	Non-cash compensation expense of $1.6 million and $1.7 million is included in corporate expenses and selling, general and administrative expenses, respectively, for the year ended December 31, 2006. For the years ended December 31, 2005 and 2004, non-cash compensation expense of $1.3 million and $1.1 million, respectively, was included in corporate expenses and was based on an allocation from Clear Channel related to issuance of Clear Channel stock awards above fair value.

**	Percentages are not meaningful.
Key Operating Metrics

	Year Ended December 31,
	2006	2005	2004
Events
North American music	7,857	6,850	7,557
International music	2,465	1,475	1,184
Global touring	153	94	46

Subtotal music	10,475	8,419	8,787
Theatrical	5,264	5,478	6,101
Motor sports	560	551	595
Third-party rental events in Live Nation venues	9,286	8,783	7,449
Exhibitions and sports	358	3,544	4,548

Total events	25,943	26,775	27,480

Further detail of North American music:
Owned and/or operated amphitheaters	923	768	861
All other	6,943	6,082	6,696

Total North American music events	7,857	6,850	7,557

Attendance (rounded)
North American music	24,730,000	22,405,000	23,814,000
International music	8,921,000	7,757,000	7,620,000
Global touring	2,914,000	2,428,000	701,000

Subtotal music	36,565,000	32,590,000	32,135,000
Theatrical	7,747,000	9,074,000	9,820,000
Motor sports	4,641,000	4,643,000	4,626,000
Third-party rental attendance in Live Nation venues	10,791,000	9,484,000	8,534,000
Exhibitions and sports	203,000	2,903,000	5,069,000

Total attendance	59,947,000	58,694,000	60,184,000

Further detail of North American music:
Owned and/or operated amphitheaters	8,329,000	7,124,000	7,686,000
All other	16,401,000	15,281,000	16,128,000
	24,730,000
Total North American music attendance	24,730,000	22,405,000	23,814,000

Note:	The 2006 international music data includes 710 events and 221,000 attendees for 2006 for Mean Fiddler Music Group, Plc (“Mean Fiddler”) venues in the United Kingdom. The 2006 third-party rental data includes 526 events and 349,000 attendees for 2006 for Mean Fiddler venues in the United Kingdom. The data for Mean Fiddler for 2005 is not available.

Certain reclassifications have been made to the 2005 and 2004 events and attendance information to conform to the 2006 presentation.
   Revenue
     Our revenue increased $754.7 million, or 26%, during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to increases in revenue from our Events, Venues and Sponsorship and Digital Distribution segments of $666.5 million, $99.9 million and $26.4 million, respectively, partially offset by a decrease in revenue in our other operations of $40.0 million. The total increase in revenues includes the impact of our acquisitions during the year. Included in the increase in revenue for the year ended December 31, 2006 is approximately $39.6 million from increases in foreign exchange rates as compared to the same period of 2005.
     Our revenue increased $130.7 million, or 5%, during the year ended December 31, 2005 as compared to the same period of the prior year primarily due to an increase in revenues from our Events segment of $155.4 million, partially offset by a decrease in our Venues and Sponsorship segment of $27.1 million. Partially offsetting the increase in revenue for the year ended December 31, 2005 is approximately $7.3 million of decreases in revenue from decreases in foreign exchange rates as compared to the same period of 2004.
     More detailed explanations of the years ended 2006 and 2005 changes are included in the applicable segment discussions contained herein.
   Direct operating expenses
     Our direct operating expenses increased $670.9 million, or 29%, during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to increases in direct operating expenses in our Events, Venues and Sponsorship and Digital Distribution segments of $643.3 million, $35.3 million and $4.4 million, respectively, partially offset by a decrease in our other operations of $14.0 million. We recorded write-downs on certain prepaid production costs related to DVDs and a theatrical production of $4.8 million during 2006 in our Events segment. Direct operating expenses in 2005 included $13.4 million of write-offs of advances on certain music and theater projects and other reorganization costs. Included in the increase in direct operating expenses for the year ended December 31, 2006 is approximately $32.2 million from increases in foreign exchange rates as compared to the same period of 2005.
     Our direct operating expenses increased $125.8 million, or 6%, during the year ended December 31, 2005 as compared to the same period of the prior year primarily due to increases in direct operating expenses in our Events and Venues and Sponsorship segments of $116.9 million and $10.9 million, respectively, partially offset by a decrease in our other operations of $3.8 million. Partially offsetting the increase in direct operating expenses for the year ended December 31, 2005 is approximately $4.5 million of decreases in direct operating expenses from decreases in foreign exchange rates as compared to the same period of 2004.
     Direct operating expenses include artist fees, show related marketing and advertising expenses along with other costs.
     More detailed explanations of the years ended 2006 and 2005 changes are included in the applicable segment discussions contained herein.
   Selling, general and administrative expenses
     Our selling, general and administrative expenses increased $10.2 million, or 2%, during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to increases in selling, general and administrative expenses of our Venues and Sponsorship and Digital Distribution segments of $42.7 million and $13.0 million, respectively, partially offset by decreases in our Events segment and other operations of $17.8 million and $27.7 million, respectively. Partially offsetting the overall increase was a reduction of $7.0 million related to certain pre-acquisition contingencies for legal matters which were resolved during the year. In addition there were reductions due to expenses of approximately $45.0 million related to severance costs and litigation contingencies and expenses that were recorded during the year ended December 31, 2005. Included in the increase in selling, general and administrative expenses for the year ended December 31, 2006 is approximately $2.6 million from increases in foreign exchange rates as compared to the same period of 2005.
     Our selling, general and administrative expenses increased $58.7 million, or 13%, during the year ended December 31, 2005 as compared to the same period of the prior year primarily due to increases in selling, general and administrative expenses of our Events and Venues and Sponsorship segments of $45.0 million and $16.3 million, respectively, partially offset by a decrease in our other operations of $2.3 million. We recorded $45.0 million related to severance costs and litigation contingencies during 2005. Partially offsetting the increase in selling, general and administrative expenses for the year ended December 31, 2005 is approximately $1.5 million of decreases in selling, general and administrative expenses from decreases in foreign exchange rates as compared to the same period of 2004.
     More detailed explanations of the years ended 2006 and 2005 changes are included in the applicable segment discussions contained herein.
   Depreciation and amortization
     Our depreciation and amortization increased $63.5 million, or 98%, during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to increases in depreciation and amortization of our Events and Venues and Sponsorship segments of $7.4 million and $57.7 million, respectively. Driving this increase was an impairment charge of $51.6 million primarily related to several amphitheaters and one theater development project that is no longer being pursued.
     More detailed explanations of the year ended 2006 change are included in the applicable segment discussions contained herein.
   Loss (gain) on sale of operating assets
     Our gain on sale of operating assets increased $16.5 million during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to gains recorded in 2006 on the sale of portions of our sports representation business assets related to basketball, golf, football, tennis, media, baseball, soccer and rugby. These gains were partially offset by a loss recorded in 2006 on the disposal of certain theatrical venue interests in Spain and a loss recorded in 2005 on the sale of certain exhibition assets.
     Our loss on sale of operating assets decreased $1.5 million during the year ended December 31, 2005 as compared to the same period of the prior year primarily due to a loss recorded in 2004 on the sale of our international leisure center operations. During 2005, we recorded a smaller loss on the sale of certain exhibition and music publishing assets.
   Corporate expenses
     Corporate expenses decreased $16.9 million, or 33%, during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to $17.0 million of litigation contingencies and expenses related to a case settled in 2005 and $4.7 million of severance expense recorded in 2005. Partially offsetting these decreases were increases in consultant expense primarily related to corporate functions that were provided by Clear Channel in 2005 and insurance expense primarily due to increased rates in 2006.
     Corporate expenses increased $19.3 million, or 62%, during the year ended December 31, 2005 as compared to the same period of the prior year primarily due to $17.0 million of litigation contingencies and expenses related to a case settled in 2005 and $4.7 million of severance expenses recorded in 2005.
   Interest expense
     Interest expense increased $31.2 million during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to interest expense related to our term loans, revolving credit facility and redeemable preferred stock, which did not exist until late December 2005, and a loan from a minority interest holder, which occurred in the third quarter of 2005. Partially offsetting the increase was interest expense recorded in 2005 related to a contingent purchase price payment for a prior acquisition.
     Interest expense increased $2.9 million during the year ended December 31, 2005 as compared to the same period of the prior year primarily due to $1.1 million of interest related to a contingent purchase price payment related to a prior acquisition and $0.7 million of interest expense related to our term loan and redeemable preferred stock.

     Our debt balances, including redeemable preferred stock, and weighted average cost of debt were $679.1 million and 8.18%, respectively, at December 31, 2006, and $406.8 million and 7.28%, respectively, at December 31, 2005.
   Interest expense with Clear Channel Communications
     The increases and decreases in interest expense with Clear Channel Communications are directly related to the respective increase or decrease in average debt outstanding as the rate charged remained relatively consistent throughout the periods. As of December 21, 2005, this debt was repaid to or contributed to our capital by Clear Channel.
     Our weighted average cost of debt during all periods was 7.0%. Our debt balance owed to Clear Channel as of December 31, 2004 was $628.9 million.
   Interest income
     Interest income increased $9.9 million during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to interest income earned on excess cash invested in money market funds and other short-term investments. Excess cash balances in 2005 were used to pay down intercompany debt with Clear Channel and therefore did not generate interest income.
   Equity in losses (earnings) of nonconsolidated affiliates
     Equity in losses (earnings) of nonconsolidated affiliates increased $11.5 million during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to an increase in earnings from our investments in NBC-Live Nation Ventures, LLC, Dominion Theatre and Marek Lieberberg Konzertagentur and earnings from investments acquired in the CPI acquisition, partially offset by losses on other investments. Additionally, in 2005 we recorded a write-down of $4.9 million on an investment with no similar significant write-down in 2006.
     Equity in losses (earnings) of nonconsolidated affiliates decreased $3.2 million during the year ended December 31, 2005 as compared to the same period of the prior year primarily as a result of impairments and losses in several of our nonconsolidated affiliates during 2005.
   Minority interest expense
     Minority interest expense increased $7.0 million during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to our acquisition of controlling interests in the CPI entities during the second quarter of 2006.
     Minority interest expense increased $1.9 million during the year ended December 31, 2005 as compared to the same period of the prior year primarily due to our acquisition of a 50.1% interest in Mean Fiddler during the third quarter of 2005.
   Income Taxes
     Our effective tax rate is 645% for 2006 compared to an effective tax rate of (89)% in 2005. Our effective tax rate for 2006 would be 134% excluding the impact of valuation allowances recorded against increases in deferred tax assets related to impairments recorded during the year or 71% excluding combined effects of tax reserves and these valuation allowances.
     The negative effective tax rate in 2005 was due primarily to a valuation allowance recorded against deferred tax assets during the fourth quarter of 2005 and other nondeductible expenses incurred. This effective tax rate represents net tax expense of $37.2 million and $61.5 million for the years ended December 31, 2006 and 2005, respectively. The net decrease in tax expense is primarily attributable to increases in taxable income and a reduction in deferred tax expense due to a smaller valuation allowance adjustment in 2006. Our effective tax rate is higher than the U.S. statutory rate of 35% due primarily to nondeductible expenses, state income taxes, tax reserves and tax rate differences since a significant portion of our full year earnings are subject to tax in countries other than the United States.
     Current tax benefit for the year ended December 31, 2005 decreased $2.9 million as compared to the same period of the prior year. Deferred tax expense increased $60.1 million for the year ended December 31, 2005 as compared to the same period of the prior year. The increase in deferred tax expense is primarily due to the $77.3 million valuation reserve recorded in the fourth quarter of 2005 and subsequent to our separation from Clear Channel related to our deferred tax asset. As a subsidiary of Clear Channel, taxable losses of our subsidiaries were able to be utilized under a consolidated income tax return with Clear Channel. After the Separation, our deferred tax asset had to be evaluated on a stand-alone basis based on prior historical taxable income. Since we have had a history of taxable losses, we recorded a valuation allowance against this asset.
Events Results of Operations
     Our Events segment operating results were as follows:

	Year Ended December 31,			% Change	% Change
(in thousands)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Revenue	$2,932,720	$2,266,176	$2,110,824	29%	7%
Operating expenses:
Direct operating expenses	2,764,189	2,120,884	2,003,969	30%	6%
Selling, general and administrative expenses	230,609	248,454	203,422	(7%)	22%
Depreciation and amortization	17,010	9,631	10,975	77%	(12%)
Loss (gain) on sale of operating assets	(1,733)	2,161	(3,285)	**	**

Operating income (loss)	(77,355)	(114,954)	(104,257)	33%	(10%)
Operating margin	(3%)	(5%)	(5%)

**	Percentages are not meaningful.
   Year Ended 2006 Compared to Year Ended 2005
     Events revenue increased $666.5 million, or 29%, during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to an increase of events for global touring primarily due to the number of artists on tour during the respective years. We had an extraordinary year in 2006 with the Rolling Stones, U2, Madonna, Barbra Streisand and The Who all touring in the same year. In 2005, U2 and Sting were the only significant global tours. The number of North American music events at our owned and/or operated amphitheaters and related attendance also increased by 155 and 1.2 million, respectively, as we focused on increasing the bookings for these venues. This increase was partially achieved through successful packaging of artists such as Def Leppard and Journey. These events at our owned and/or operated amphitheaters do not include events at these venues promoted by our global touring group or third-party rentals or events at amphitheaters for which we have a right to book events. The number of North American music events at our owned and/or operated mid-sized music venues and related attendance increased by 161 and 0.5 million, respectively. In addition, we experienced improved attendance at several music festivals in the United Kingdom such as Download and the newly created Hyde Park Calling, as well as stronger promotion activity for international tours by artists such as the Rolling Stones, Madonna and Red Hot Chili Peppers. Partially offsetting these increases, was a decline in revenues resulting from our divestiture of an artist agency business in the United Kingdom during the fourth quarter of 2005. Finally, our production of Phantom of the Opera opened in Las Vegas at the end of the second quarter of 2006, we had an increase in the number of North American theater events including shows such as Spamalot and stronger results for our touring productions of Chicago, Starlight Express and Cats in the United Kingdom. Included in the increase was $238.6 million of revenue related to our acquisitions during the year ended December 31, 2006.
     Events direct operating expenses increased $643.3 million, or 30%, during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to increases in the number of events for global touring and in our owned and/or operated amphitheaters and mid-sized music venues, as well as several international music festivals and other events, all of which resulted in higher talent fees and other event related costs. We also recorded $4.8 million related to a write-down of certain DVD and theatrical prepaid production assets. In addition, direct operating expenses increased due to the opening and pre-opening costs of our production of Phantom of the Opera in Las Vegas and the increase in the number of North American theater events noted above. Partially offsetting these increases, was a decline in direct operating expenses resulting from our divestiture of an artist agency business in the United Kingdom during the fourth quarter of 2005, $11.9 million of write-offs of advances on certain domestic music and theater projects and other reorganization costs during the fourth quarter of 2005 and a further reduction in write-offs of advances on certain domestic theater productions during 2006. Included in the increase was $210.6 million of direct operating expenses related to our acquisitions during the year ended December 31, 2006.
     Events selling, general and administrative expenses decreased $17.8 million, or 7%, during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to $14.3 million of severance and other reorganization costs and $20.4 million of litigation contingencies and expenses recorded during 2005. In addition, we experienced reduced salary expense during

2006 as a result of the headcount reductions made in 2005. Partially offsetting these decreases were increases in selling, general and administrative expenses of $10.8 million related to our acquisitions during the year ended December 31, 2006.
     Events depreciation and amortization expense increased $7.4 million, or 77%, during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to amortization of the intangible assets resulting from our acquisitions of CPI during the second quarter of 2006 and Mean Fiddler in the third quarter of 2005 due to the finalization of the purchase price allocations between goodwill and intangibles.
     Events gain on sale of operating assets increased $3.9 million during the year ended December 31, 2006 as compared to the same period of the prior year due to a gain recorded on the sale of certain theatrical assets in 2006 and a loss recorded on certain exhibition assets in 2005.
   Year Ended 2005 Compared to Year Ended 2004
     Events revenue increased $155.4 million, or 7%, during the year ended December 31, 2005 as compared to the same period of the prior year due primarily to the acquisition of international promotion companies during the second half of 2004, the acquisition of a United Kingdom festival promoter in 2005, an increase in promotion revenue related to shows with higher ticket prices and an increase in the attendance at our festivals. In addition, growth in the revenue from our specialized motor sports events resulted from a slight increase in attendance and ticket prices. Partially offsetting these increases was a decrease in our global touring revenue due primarily to the mix of artists on tour during the respective years. In 2004, artists such as Madonna, David Bowie, Sting, Bette Midler and Rush were touring; while in 2005, artists such as U2 and Sting were touring.
     Events direct operating expenses increased $116.9 million, or 6%, during the year ended December 31, 2005 as compared to the same period of the prior year primarily due to the acquisition of international promotion companies during the second half of 2004, the acquisition of a United Kingdom festival promoter in 2005 and an increase in both international and United Kingdom promotion activity. In addition, during 2005 we recorded $11.9 million of write-offs of advances on certain domestic music and theater projects and other reorganization costs. Finally, global theater direct operating expenses increased due primarily to an increase in the number of events during 2005.
     Events selling, general and administrative expenses increased $45.0 million, or 22%, during the year ended December 31, 2005 as compared to the same period of the prior year primarily due to the acquisition of international promotion companies during the second half of 2004 and the acquisition of a United Kingdom festival promoter in 2005. In addition, in 2005 we had $20.4 million of increased litigation contingencies and expenses and $14.3 million of costs related to severance and reorganization of the business.
     Events loss on sale of operating assets increased $5.4 million during the year ended December 31, 2005 as compared to the same period of the prior year primarily due to a loss recorded on the sale of certain exhibition assets in 2005 and a gain recorded on the sale of a ticketing operation in Sweden in 2004.
Venues and Sponsorship Results of Operations
     Our Venues and Sponsorship segment operating results were as follows:

	Year Ended December 31,			% Change	% Change
(in thousands)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Revenue	$635,753	$535,870	$562,967	19%	(5%)
Operating expenses:
Direct operating expenses	213,277	177,961	167,035	20%	7%
Selling, general and administrative expenses	267,651	224,914	208,617	19%	8%
Depreciation and amortization	106,320	48,602	45,019	119%	8%
Loss (gain) on sale of operating assets	1,195	(105)	9,640	**	**

Operating income (loss)	47,310	84,498	132,656	(44%)	(36%)
Operating margin	7%	16%	24%

**	Percentages are not meaningful.

   Year Ended 2006 Compared to Year Ended 2005
     Venues and Sponsorship revenue increased $99.9 million, or 19%, during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to increased attendance at our owned and/or operated amphitheaters of 1.2 million and increased attendance from third-party rentals which increased food and beverage and merchandise revenues. However, these increases were partially offset by a decline in revenues from a few of our larger theatrical venues and an arena due to weaker content in 2006. In addition, sponsorship revenues declined due to the loss of revenues related to a one-time sponsorship event held in 2005. Included in the increase was $61.1 million of revenue related to our acquisitions during the year ended December 31, 2006 and full year revenues of our acquisitions during 2005.
     Venues and Sponsorship direct operating expenses increased $35.3 million, or 20%, during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to increased attendance at our owned and/or operated amphitheaters of 1.2 million and increased attendance from third-party rentals which increased merchandise direct operating expenses. However, these increases were partially offset by a decline in sponsorship direct operating expenses primarily due to a one-time sponsorship event held in 2005. In addition, we recorded a $1.5 million write-down of advances on certain international theater projects during the fourth quarter of 2005. Included in the increase was $24.5 million of direct operating expenses related to our acquisitions during the year ended December 31, 2006 and full year direct operating expenses for our acquisitions during 2005.
     Venues and Sponsorship selling, general and administrative expenses increased $42.7 million, or 19%, during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to $36.7 million of selling, general and administrative expenses related to our acquisitions during the year ended December 31, 2006 and full year selling, general and administrative expenses for our acquisitions during 2005. In addition, we experienced increased compensation related expense due to building the venue management team and incentive plans based on driving increased food and beverage sales at our owned and/or operated venues, increased property insurance expense and increased utility expenses. Finally, in 2005 we had $3.2 million of increased litigation contingencies and expenses and $3.1 million of costs related to severance and reorganization of the business.
     Venues and Sponsorship depreciation and amortization expense increased $57.7 million, or 119%, during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to an impairment of $51.6 million recorded during the third and fourth quarters of 2006 related primarily to several amphitheaters and one theater development project that we have decided not to pursue. In addition, we incurred increased depreciation expense related to capital expenditures to improve the audience experience at our amphitheaters and depreciation of asset retirement obligations for the Mean Fiddler venues purchased in the third quarter of 2005 due to the finalization of the purchase price allocation.
     Venues and Sponsorship loss on sale of operating assets increased $1.3 million during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to a loss recorded on the disposal of our interest in two theatrical venues in Spain.
   Year Ended 2005 Compared to Year Ended 2004
     Venues and Sponsorship revenue decreased $27.1 million, or 5%, during the year ended December 31, 2005 as compared to the same period of the prior year primarily due to a decline in the number of events and attendance at our domestic amphitheaters. In addition, we implemented ticketing initiatives during 2005 to reduce certain ancillary charges included in the ticket price. We also experienced a decline in revenues due to the sale of the international leisure center business in the United Kingdom during the second quarter of 2004. These decreases were partially offset by an increase in our international venues revenue primarily due to our acquisitions of the Mean Fiddler venues and four theaters in Spain during 2005.
     Venues and Sponsorship direct operating expenses increased $10.9 million, or 7%, during the year ended December 31, 2005 as compared to the same period of the prior year primarily due to an increase in the number of events in our United Kingdom venues and our acquisition of the Mean Fiddler venues and theaters in Spain during 2005. In addition, sponsorship direct operating expenses increased due to a one-time sponsorship event held in 2005. These increases were partially offset by a decrease in direct operating expenses due to the sale of the international leisure center business noted above.
     Venues and Sponsorship selling, general and administrative expenses increased $16.3 million, or 8%, during the year ended December 31, 2005 as compared to the same period of the prior year primarily due to $3.2 million of increased litigation contingencies and expenses and $3.1 million of costs related to severance and other reorganization costs. In addition, we experienced increased compensation related expenses primarily driven by contractual agreements for our sponsorship sales team and increased maintenance expense for our North American venues. Partially offsetting these increases was a decrease in selling, general and administrative expenses due to the sale of the international leisure center business in the United Kingdom during the second quarter of 2004.
     Venues and Sponsorship depreciation and amortization expense increased $3.6 million, or 8%, during the year ended December 31, 2005 as compared to the same period of the prior year due to accelerating depreciation on assets for which we have determined the useful life to be shorter than originally expected.
     Venues and Sponsorship gain on sale of operating assets increased $9.7 million during the year ended December 31, 2005 as compared to the same period of the prior year primarily due to a loss recorded on the sale of our international leisure center operations during the second quarter of 2004.
Digital Distribution Results of Operations
     Our Digital Distribution segment operating results were as follows:

	Year Ended December 31,			% Change	% Change
(in thousands)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Revenue	$99,000	$72,576	$74,641	36%	(3%)
Operating expenses:
Direct operating expenses	7,424	3,059	3,431	**	(11%)
Selling, general and administrative expenses	16,115	3,153	3,410	**	(8%)
Depreciation and amortization	875	278	320	**	(13%)

Operating income	74,586	66,086	67,480	13%	(2%)
Operating margin	75%	91%	90%
   Year Ended 2006 Compared to Year Ended 2005
     Digital Distribution revenues increased $26.4 million, or 36%, during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to additional ticket service charge rebates resulting from the increase in attendance within our Events segment. Included in the increase is $12.4 million of revenues related to the impact of acquisitions during the year ended December 31, 2006. Of the $99.0 million of revenue we generated in 2006, $6.4 million was from ticket service charges from our in-house ticketing system, $10.7 million was from Musictoday and other non-ticketing related services and the remaining $81.9 million was from ticket service charge rebates from Ticketmaster or other ticketing service providers.
     Digital Distribution direct operating expenses increased $4.4 million during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to incremental direct operating expenses of $4.8 million related to our acquisitions during 2006.
     Digital Distribution selling, general and administrative expenses increased $13.0 million during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to increases in salary for new staff and consultant expenses related to our website and internet management. Included in the increase is $4.3 million of selling, general and administrative expenses related to the impact of acquisitions during the year ended December 31, 2006.
   Year Ended 2005 Compared to Year Ended 2004
     Digital Distribution revenues decreased $2.1 million, or 3%, during the year ended December 31, 2005 as compared to the same period of the prior year primarily due to a decrease in ticket service charge rebates from our internal ticketing operations resulting from the decline in the number of domestic events and attendance in our Events segment.
     Digital Distribution direct operating and selling, general and administrative expenses remained relatively flat during the year ended December 31, 2005 as compared to the same period of the prior year due to the minimal amount of direct operating and selling, general and administrative expenses that are required for our internal ticketing operations.

Other Results of Operations
     Our other operating results were as follows:

	Year Ended December 31,			% Change	% Change
(in thousands)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Revenue	$33,398	$73,422	$72,379	(55%)	1%
Operating expenses:
Direct operating expenses	6,223	20,173	23,960	(69%)	(16%)
Selling, general and administrative expenses	14,729	42,461	44,761	(65%)	(5%)
Depreciation and amortization	945	2,115	2,800	(55%)	(24%)
Loss (gain) on sale of operating assets	(10,981)	738	20	**	**

Operating income	22,482	7,935	838	183%	847%
Operating margin	67%	11%	1%

**	Percentages are not meaningful.
   Year Ended 2006 Compared to Year Ended 2005
     Other revenues decreased $40.0 million, or 55%, during the year ended December 31, 2006 as compared to the same period of the prior year primarily as a result of the sale of portions of our sports representation business assets related to basketball, golf, football, tennis, media, baseball, soccer and rugby and the loss of a golf event due to its relocation to another country.
     Other direct operating expenses decreased $14.0 million, or 69%, during the year ended December 31, 2006 as compared to the same period of the prior year primarily as a result of the sale of portions of our sports representation business assets and the loss of a golf event.
     Other selling, general and administrative expenses decreased $27.7 million, or 65%, during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to the sale of portions of our sports representation business assets. In addition, we experienced a decline in litigation contingencies and expenses in 2006 as compared to the prior year due to $7.0 million of certain pre-acquisition contingencies for legal matters which were resolved during the year. Finally, in 2005 we had $0.4 million of increased litigation contingencies and expenses and $3.6 million of costs related to severance and reorganization of the business.
     Other depreciation and amortization expense decreased $1.2 million, or 55%, during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to the sale of portions of our sports representation business assets.
     Other gain on sale of operating assets increased $11.7 million during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to gains recorded in 2006 on the sale of portions of our sports representation business assets.
   Year Ended 2005 Compared to Year Ended 2004
     Other revenues increased $1.0 million, or 1%, during the year ended December 31, 2005 as compared to the same period of the prior year primarily due to an increase in our United Kingdom sports representation business resulting from an acquisition of a rugby sports representation business in the second quarter of 2005. Partially offsetting the increase, were decreases resulting from the sale of certain non-core businesses and a decline in sponsorship and event fees for our domestic sports events business.
     Other direct operating expenses decreased $3.8 million, or 16%, during the year ended December 31, 2005 as compared to the same period of the prior year primarily due the sale of certain non-core businesses during 2005, partially offset by the acquisition of a rugby sports representation business in the United Kingdom noted above.
     Other selling, general and administrative expenses decreased $2.3 million, or 5%, during the year ended December 31, 2005 as compared to the same period of the prior year primarily due to a decline in litigation contingencies and expenses. Partially offsetting this decline, was an increase in salary and benefits expense for our domestic sports representation agents based on contractual arrangements.

     Reconciliation of Segment Operating Income (Loss)

	Year Ended December 31,
(in thousands)	2006	2005	2004
Events	$(77,355)	$(114,954)	$(104,257)
Venues and Sponsorship	47,310	84,498	132,656
Digital Distribution	74,586	66,086	67,480
Other	22,482	7,935	838
Corporate	(36,759)	(56,776)	(36,363)
Eliminations	—	28	(1,371)

Consolidated and combined operating income (loss)	$30,264	$(13,183)	$58,983

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
     Our balance sheet reflects cash and cash equivalents of $313.9 million and current and long-term debt of $639.1 million at December 31, 2006, and cash and cash equivalents of $403.7 million and current and long-term debt of $366.8 million at December 31, 2005. These debt balances do not include our outstanding redeemable preferred stock.
     On November 3, 2006, we completed our previously announced acquisition of HOB for $354 million in cash (approximately $360 million including transaction and financing fees and expenses). The sources of funds to finance the acquisition included $83.1 million of cash on hand, $73 million of borrowings under our revolving credit facility and the addition of a new $200 million term loan.
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
     We generally receive cash related to ticket revenues in advance of the event, which is recorded in deferred revenue until the event occurs. With the exception of some upfront costs and artist deposits, which are recorded in prepaid expenses until the event occurs, we pay the majority of event related expenses at or after the event. We view our available cash as cash and cash equivalents less event-related deferred revenue, less accrued expenses due to artists and for cash collected on behalf of others, plus event-related prepaids. This is essentially our cash available to, among other things, repay debt balances, make acquisitions, repurchase stock and finance capital expenditures.
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
Sources of Cash
   Senior Secured Credit Facility

     We have a senior secured credit facility consisting of a term loan in the original amount of $325 million and a $285 million revolving credit facility. The revolving credit facility provides for borrowings up to the amount of the facility with sub-limits of up to $235 million to be available for the issuance of letters of credit and up to $100 million to be available for borrowings in foreign currencies. The term loan and revolving credit portions of the credit facility mature in June 2013 and June 2012, respectively. We are required to make minimum quarterly principal repayments under the original term loan of approximately $3.2 million per year through March 2013, with the remaining balance due at maturity. We are required to prepay the outstanding term loan, subject to certain exceptions and conditions, from certain asset sale proceeds and casualty and condemnation proceeds that we do not reinvest within a 365-day period or from certain additional debt issuance proceeds.
     In connection with the HOB acquisition in November 2006, we entered into an Incremental Assumption Agreement and Amendment No. 1 to our senior secured credit facility. This amendment increases the amount available under the senior secured credit facility by providing for a new $200 million term loan which matures in December 2013. We are required to make minimum quarterly principal repayments under this additional term loan of approximately $2.0 million per year through September 2013, with the remaining balance due at maturity.
     In December 2006, we entered into Amendment No. 2 to our senior secured credit facility. This amendment provides that all term loans under the credit facility bear interest at per annum floating rates equal, at our option, to either (a) the base rate (which is the greater of the prime rate offered by JPMorgan Chase Bank, N.A. or the federal funds rate plus .5%) plus 1.75% or (b) Adjusted LIBOR plus 2.75%.
     In December 2006, we entered into an Incremental Assumption Agreement and Amendment No. 3 to our senior secured credit facility. This amendment increases the amount available under the senior secured credit facility by providing for an additional $25 million term loan which matures in December 2013. We are required to make minimum quarterly principal repayments under this additional term loan of approximately $0.3 million per year through September 2013, with the remaining balance due at maturity.
     During the year ended December 31, 2006, we made principal payments totaling $3.3 million and $69.0 million on the term loans and revolving credit facility, respectively. The payments on the revolving credit facility were due to short-term borrowings to fund working capital requirements during the year. At December 31, 2006, the outstanding balances on the term loans and revolving credit facility were $546.8 million and $48.0, respectively. Taking into account letters of credit of $44.0 million, $193.0 million was available for future borrowings.
     As of February 23, 2007, the outstanding balances on the term loans and revolving credit facility were $546.8 million and $58.0 million, respectively. Taking into account letters of credit of $50.4 million, $176.6 million was available for future borrowings.
     Borrowings under the term loan portion of the credit facility bear interest at per annum floating rates equal, at our option, to either (a) the base rate (which is the greater of the prime rate offered by JPMorgan Chase Bank, N.A. or the federal funds rate plus .5%) plus 1.75% or (b) Adjusted LIBOR plus 2.75%. Borrowings under the revolving portion of the credit facility bear interest at per annum floating rates equal, at our option, to either (a) the base rate (which is the prime rate offered by JPMorgan Chase Bank, N.A. ) plus an applicable margin or (b) Adjusted LIBOR plus an applicable margin. Sterling and Euro-denominated borrowings under the revolving portion of the credit facility currently bear interest at per annum floating rates equal to either Adjusted LIBOR or Adjusted EURIBOR, respectively, plus an applicable margin. The revolving credit facility margins are subject to change based upon the amount of leverage for the previous calendar quarter. At December 31, 2006, the applicable margins for base rate, Adjusted LIBOR and EURIBOR borrowings were .75%, 1.75% and 1.75%, respectively. Under the terms of the original term loan, we are required to enter into an interest rate swap for a minimum of 50% of the outstanding debt for a minimum of three years.
     The interest rate we pay on borrowings on our senior term loans is 2.75% above LIBOR. The interest rate we pay on our $285 million multi-currency revolving credit facility depends on our total leverage ratio. Based on our current total leverage ratio, our interest rate on revolving credit borrowings is 1.75% above LIBOR. In addition to paying interest on outstanding principal under the credit facility, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. As of December 31, 2006, the commitment fee rate was .25%. We also are required to pay customary letter of credit fees, as necessary. In the event our leverage ratio improves, the interest rate on revolving credit borrowings declines gradually to .75% at a total leverage ratio of less than, or equal to, 1.25 times.
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
   Redeemable Preferred Stock
     As part of the Separation, one of our subsidiaries sold 200,000 shares of Series A (voting) mandatorily Redeemable Preferred Stock to third-party investors and issued 200,000 shares of Series B (non-voting) mandatorily Redeemable Preferred Stock to Clear Channel which then sold this Series B Redeemable Preferred Stock to third-party investors. We did not receive any of the proceeds from the sale of the Series B Redeemable Preferred Stock sold by Clear Channel. As of December 31, 2006, we had 200,000 shares of Series A Redeemable Preferred Stock and 200,000 shares of Series B Redeemable Preferred Stock outstanding (collectively, the “Preferred Stock”) with an aggregate liquidation preference of $40 million. The Preferred Stock accrues dividends at 13% per annum and is mandatorily redeemable on December 21, 2011, although we are obligated to make an offer to repurchase the Preferred Stock at 101% of the liquidation preference in the event of a change of control.
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
     At December 31, 2006, we were in compliance with all Redeemable Preferred Stock covenants. We expect to remain in compliance with all of our Preferred Stock covenants throughout 2007.
   Guarantees of Third-Party Obligations
     As of December 31, 2006 and 2005, we guaranteed the debt of third parties of approximately $1.9 million for each of the respective periods, primarily related to maximum credit limits on employee and tour related credit cards and, in 2006, this included guarantees of bank lines of credit of a nonconsolidated affiliate and a third-party promoter.
     As of December 31, 2006, in connection with the sale of a portion of our sports representation business assets, we guaranteed the performance of a third-party related to an employment contract in the amount of approximately $0.9 million.
   Disposal of Assets
     During the year ended December 31, 2006, we received $36.3 million of proceeds primarily related to the sale of certain theatrical assets and portions of our sports representation business assets.
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
     At December 31, 2006, we were in compliance with all debt covenants. We expect to remain in compliance with all of our debt covenants throughout 2007.
Uses of Cash
   Acquisitions
     When we make acquisitions, especially of entities where we buy a controlling interest only, the acquired entity may have cash on its balance sheet at the time of acquisition. All amounts discussed in this section are presented net of any cash acquired. During the year ended December 31, 2006, our Venues and Sponsorship segment used $336.9 million in cash, primarily for our acquisition of HOB and an interest in Historic Theatre Group. HOB owns and/or operates ten branded clubs in Los Angeles, Anaheim, San Diego, Las Vegas, New Orleans, Chicago, Cleveland, Orlando, Myrtle Beach and Atlantic City; The Commodore Ballroom, a small-sized music venue in Vancouver; and eight amphitheaters in Seattle, Los Angeles, San Diego, Denver, Dallas, Atlanta, Cleveland and Toronto. Historic Theatre Group operates three theaters in the Minneapolis area that primarily host theatrical performances. In addition, our Events segment used $19.0 million in cash, primarily for our acquisitions of an interest in Angel Festivals Limited, a dance festival promotion company; an interest in Trunk Ltd., a specialty merchandise company; interests in several Concert Productions International entities, which engage in full service global tours, provide certain artist services and invest in theatrical productions; and Gamerco, S.A., a concert promotion company in Spain. Finally, our Digital Distribution segment received $4.0 million in cash, primarily related to our acquisition of an interest in Musictoday which provides services to artists for online fan clubs, artist e-commerce and fulfillment, VIP packaging and artist fan club and secondary market ticketing.
   Capital Expenditures
     Venue operations is a capital intensive business, requiring consistent investment in our existing venues in order to address audience and artist expectations, technological industry advances and various federal and state regulations.
     We categorize capital outlays into maintenance capital expenditures and revenue generating capital expenditures. Maintenance capital expenditures are associated with the renewal and improvement of existing venues and, to a lesser extent, capital expenditures related to information systems, web development and administrative offices. Revenue generating capital expenditures relate to either the construction of new venues or major renovations to existing buildings that are being added to our venue network. Capital expenditures typically increase during periods when venues are not in operation.
     Our capital expenditures consisted of the following:

(in thousands)	2006	2005	2004
Maintenance capital expenditures	$48,120	$56,325	$31,474
Revenue generating capital expenditures	17,585	36,195	41,961

Total capital expenditures	$65,705	$92,520	$73,435

     Maintenance capital expenditures for 2005 include higher expenditures relating to capital spent to improve the audience experience at our owned and/or operated amphitheaters. We expect maintenance capital expenditures for 2007 to be consistent with 2006.
     Revenue generating capital expenditures declined during 2006 primarily due to the timing of capital expenditures associated with the development and renovation of five venues, three of which were completed in 2005. In addition, in May 2006, we sold one of these venue projects which would have required us to incur capital expenditures to build-out this venue. This sale relieved us of these future capital expenditure commitments and reimbursed us for capital expenditures already incurred on this venue. Although management has determined not to pursue the development of this remaining venue project, we expect our revenue generating capital expenditures in 2007 to increase related to the renovation or construction of other venues.

   Share Repurchase Program
     Our board of directors authorized a $150 million share repurchase program in December 2005. That program expired on December 31, 2006. A total of 3.4 million shares were repurchased under this share repurchase program for an aggregate purchase price of $42.7 million, including commissions and fees, with an average purchase price of $12.65 per share. From January 1, 2006 to December 31, 2006, we repurchased 1.9 million shares of our common stock for an aggregate purchase price of $24.7 million, including commissions and fees.
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
Contractual Obligations and Commitments
   Firm Commitments
     In addition to the scheduled maturities on our debt, we have future cash obligations under various types of contracts. We lease office space, certain equipment and the venues used in our entertainment operations under long-term operating leases. Some of our lease agreements contain renewal options and annual rental escalation clauses (generally tied to the consumer price index), as well as provisions for our payment of utilities and maintenance. We also have minimum payments associated with noncancelable contracts related to our operations such as artist guarantee contracts and theatrical production payments. As part of our ongoing capital projects, we will enter into construction related commitments for future capital expenditure work. The scheduled maturities discussed below represent contractual obligations as of December 31, 2006 and thus do not represent all expected expenditures for those periods.
     The scheduled maturities of our long-term debt outstanding, future minimum rental commitments under noncancelable lease agreements, minimum payments under other noncancelable contracts and capital expenditures commitments as of December 31, 2006 are as follows:

	Payments Due by Period
(In thousands)	Total	2007	2008 — 2009	2010 — 2011	2012 and thereafter
Long-term debt obligations, including current maturities
Term loans and revolving credit facility	$594,750	$5,500	$11,000	$11,000	$567,250
Other long-term debt	44,396	26,221	2,848	3,066	12,261
Preferred stock	40,000	—	—	—	40,000
Estimated interest payments(1)	305,470	39,255	86,415	100,179	79,621
Non-cancelable operating lease obligations (4)	1,114,747	71,722	131,159	111,690	800,176
Non-cancelable contracts(2) (4)	399,773	250,593	63,681	19,326	66,173
Capital expenditures	12,127	8,889	738	2,500	—
Other long-term liabilities(3)

Total	$2,511,263	$402,180	$295,841	$247,761	$1,565,481

(1)	Includes dividends on the Series A and Series B redeemable preferred stock. Excludes interest on the outstanding revolver balance. Based on the outstanding revolver balance of $48.0 million at December 31, 2006, annual interest expense through maturity in June 2012 would be approximately $3.4 million assuming a rate of 7.10% and that we maintain this level of indebtedness under the revolver.

(2)	Excluded from the non-cancelable contracts is $74.3 million related to severance obligations for employment contracts calculated as if such employees were terminated on January 1, 2007.

(3)	Other long-term liabilities consist of $22.9 million of tax contingencies, $13.3 million of deferred revenue, $33.7 million of accrued rent and $18.8 million of various other obligations. All of our other long-term liabilities do not have contractual maturities and, therefore, we cannot predict when, or if, they will become due.

(4)	Commitment amounts for non-cancelable operating leases and non-cancelable contracts which stipulate an increase in the commitment amount based on an inflationary index have been estimated using an inflation factor of 3% for North America and 1.75% for the United Kingdom.
     During 2006, in connection with our acquisition of the Historic Theatre Group, we guaranteed obligations related to a lease agreement. In the event of default, we could be liable for obligations which have future lease payments (undiscounted) of approximately $45.3 million through the end of 2035 which are not reflected in the table above. The scheduled future minimum rentals for this lease for the years 2007 through 2011 are $1.6 million each year. We believe that the likelihood of material liability being triggered under this lease is remote, and no liability has been accrued for these contingent lease obligations as of December 31, 2006.
     Minimum rentals of $116.5 million to be received in years 2007 through 2020 under non-cancelable subleases are excluded from the commitment amounts in the above table.
Cash Flows

	Year Ended December 31,
(in thousands)	2006	2005	2004
Cash provided by (used in):
Operating activities	$16,720	$(3,917)	$122,453
Investing activities	$(375,163)	$(106,049)	$(84,076)
Financing activities	$268,294	$363,268	$20,699
   Operating Activities
   Year Ended 2006 Compared to Year Ended 2005
     Cash provided by operations was $16.7 million for the year ended December 31, 2006, compared to cash used in operations of $3.9 million for the year ended December 31, 2005. The $20.6 million increase in cash provided by operations primarily resulted from an increase in net income, adjusted for non-cash charges and non-operating activities, and changes in the event related operating accounts which are dependent on the number and size of events ongoing at period end. We paid less prepaid event related expenses in 2006 as compared to 2005 resulting in an increase to cash provided by operations. Conversely, we paid more accrued event related expenses and received less deferred revenue in 2006 as compared to 2005 resulting in a decrease to cash provided by operations. In addition, the accounts receivable increase was higher due to the timing and number of events in 2006 as compared to 2005 resulting in a decrease to cash provided by operations. Finally, the other assets increase was higher due primarily to prepaid rent for new lease agreements in 2006 as compared to 2005 resulting in a decrease to cash provided by operations.
   Year Ended 2005 Compared to Year Ended 2004
     Cash used in operations was $3.9 million for the year ended December 31, 2005 as compared to cash provided by operations of $122.5 million for the year ended December 31, 2004. The $126.4 million decrease in cash provided by operations resulted from a decrease in net income, adjusted for non-cash charges related to deferred income tax expense, and changes in the event related operating accounts which are dependent on the number and size of events ongoing at year end. We had prepaid more expenses in 2005, including artist deposits, and accrued more expenses, based on the size and timing of the upcoming tours.
   Investing Activities
   Year Ended 2006 Compared to Year Ended 2005
     Cash used in investing activities was $375.2 million for the year ended December 31, 2006, as compared to $106.0 million for the year ended December 31, 2005. The $269.2 million increase in cash used in investing activities is primarily due to $351.9 million of cash used primarily for our acquisition of HOB and Gamerco, S.A. during 2006. This increase is offset by $36.3 million of proceeds received from the sale of certain theatrical assets and portions of our sports representation business assets. In addition, our capital expenditures declined during 2006 as compared to the prior year due to the timing of five venue development and renovation projects, three of which were completed in 2005. Finally, we received more distributions from our nonconsolidated affiliates in 2006 as compared to 2005.
   Year Ended 2005 Compared to Year Ended 2004

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
   Financing Activities
     Historically, we had funded our cash needs through an intercompany promissory note with Clear Channel. The intercompany promissory note functioned as part of a sweep account that allowed excess operating cash generated by our domestic operations to be transferred to Clear Channel, generally on a daily basis. As we had cash needs, they were funded from Clear Channel through this account.
     Since our separation from Clear Channel, we have funded our cash needs through cash from operations, borrowings under our revolving credit facility and available cash and cash equivalents.
   Year Ended 2006 Compared to Year Ended 2005
     Cash provided by financing activities was $268.3 million for the year ended December 31, 2006 as compared to $363.3 million for the year ended December 31, 2005. The $95.0 million decrease in cash provided by financing activities was primarily a result of repayments on our senior secured credit facility during 2006, repurchases of our common stock during 2006, proceeds received from the issuance of redeemable preferred stock during 2005 and a slight decline in proceeds received from borrowings under our senior secured credit facility. Partially offsetting these decreases was an increase in contributions from minority interest partners primarily related to a contribution received in advance of certain capital expenditures during 2006 compared to a contribution received from the minority interest partner for the Mean Fiddler acquisition during 2005.
   Year Ended 2005 Compared to Year Ended 2004
     Cash provided by financing activities was $363.3 million for the year ended December 31, 2005, as compared to $20.7 million for the year ended December 31, 2004. The $342.6 million increase in cash provided by financing activities was a result of proceeds received from our term loan, the issuance of redeemable preferred stock and a contribution received from the minority interest partner for the Mean Fiddler acquisition during 2005, offset by repurchases of our common stock.
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

   Foreign Currency Risk
     We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported operating income of $53.6 million for the year ended December 31, 2006. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the year ended December 31, 2006 by $5.4 million. As of December 31, 2006, our primary foreign exchange exposure included the Euro, British Pound, Swedish Kroner and Canadian Dollar.
     This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities.
     Occasionally, we will use forward currency contracts to reduce our exposure to foreign currency risk. The principal objective of such contracts is to minimize the risks and/or costs associated with artist fee commitments. At December 31, 2006, we had $0.9 million outstanding in forward currency contracts.
   Interest Rate Risk
     Our market risk is also affected by changes in interest rates. We had $639.1 million total debt outstanding as of December 31, 2006. Of the total amount, we have an interest rate hedge with a notional amount of $162.5 million, $43.9 million of fixed rate debt and $432.7 million of variable rate debt.
     Based on the amount of our floating-rate debt as of December 31, 2006, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $1.1 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of December 31, 2006 with no subsequent change in rates for the remainder of the period.
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

     In March 2006, we entered into two separate interest rate swaps for which we purchased a series of interest rate caps and sold a series of interest rate floors with a $162.5 million aggregate notional amount that effectively converts a portion of our floating-rate debt to a fixed-rate basis. These agreements expire in March 2009. The fair value of these agreements at December 31, 2006 was an asset of $0.1 million. These agreements were put in place to eliminate or reduce the variability of a portion of the cash flows from the interest payments related to the senior secured credit facility. The terms of our senior secured credit facility required that an interest rate swap be put in place for at least 50% of the $325 million senior term loan and for at least three years.
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
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 creates a single model to address uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007, as required. The cumulative effect of adopting FIN 48, if any, will be recorded in retained earnings and other accounts as applicable. While we continue to assess the effects of adoption of FIN 48, we expect that our adoption of FIN 48 will not have a material impact on our financial position and results of operations. We also expect that application of FIN 48 may result in a greater degree of volatility in the effective tax rate and balance sheet classification of tax liabilities.
     In June 2006, the Emerging Issues Task Force (“EITF”) ratified the consensus reached in Issue 06-3 — How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). EITF 06-3 is applicable to all taxes that are externally imposed on a revenue producing transaction between a seller and a customer. EITF 06-3 concludes that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to EITF 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. EITF 06-3 is effective for the first interim reporting period beginning after December 15, 2006, with early application of this guidance permitted. We early adopted EITF 06-3 on June 30, 2006, and have added the required disclosures to reflect our policy on presenting taxes on a net basis.
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

     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 (SAB Topic 1.N) addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB 108 does not change the SEC staff’s previous positions in Staff Accounting Bulletin No. 99, Materiality, (SAB Topic 1.M) regarding qualitative considerations in assessing the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. SAB 108 offers special transition provisions only for circumstances where its application would have altered previous materiality conclusions. The SEC staff encourages early application of the guidance in SAB 108 in financial statements filed after the publication of SAB 108 for any interim period of the first fiscal year ending after November 15, 2006. We adopted SAB 108 during the fourth quarter of 2006 and its adoption did not materially impact our financial position or results of operations.
Stock Option Accounting
     We adopted Statement 123(R), which is a revision of FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”) effective January 1, 2006. Statement 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amends FASB Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. In accordance with Statement 123(R), we continue to use the Black-Scholes option pricing model to estimate the fair value of our stock options at the date of grant. Pro forma disclosure is no longer an alternative. We chose the modified-prospective application of Statement 123(R)and recorded $2.1 million of non-cash compensation expense during the year ended December 31, 2006. We expect that future periods of 2007 will be impacted by similar amounts until additional stock option grants are approved. The total amount of compensation costs not yet recognized related to nonvested stock options at December 31, 2006 was $6.2 million with a weighted average period over which it is expected to be recognized of five years.
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
Critical Accounting Policies and Estimates
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
   Long-lived Assets
     Long-lived assets, such as property, plant and equipment, are reviewed for impairment when events and circumstances indicate that depreciable and amortizable long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current fair value.
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
     The income approach we use for valuing goodwill involves estimating future cash flows expected to be generated from the related assets, discounted to their present value using a risk-adjusted discount rate. Terminal values are also estimated and discounted to their present value. Based on our analysis for 2006, no impairment was required.
   Revenue Recognition
     Revenue from the presentation and production of an event is recognized after the performance occurs upon settlement of the event. Revenue related to larger global tours is recognized after the performance occurs; however, any profits related to these tours, primarily related to music tour production and tour management services, is recognized after minimum revenue thresholds, if any, have been achieved. Revenue collected in advance of the event is recorded as deferred revenue until the event occurs. Revenue collected from sponsorships and other revenue, which is not related to any single event, is classified as deferred revenue and generally amortized over the operating season or the term of the contract.
     We account for taxes that are externally imposed on revenue producing transactions on a net basis, as a reduction to revenue.
   Barter Transactions
     Barter transactions represent the exchange of display space or tickets for advertising, merchandise or services. These transactions are generally recorded at the lower of the fair value of the display space or tickets relinquished or the fair value of the advertising, merchandise or services received. Revenue is recognized on barter transactions when the advertisements are displayed or the event occurs for which the tickets are exchanged. Expenses are recorded when the advertising, merchandise or service is received or when the event occurs.
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
     Our provision for income taxes has been computed on the basis that we file consolidated income tax returns with our subsidiaries. Prior to the Separation, our operations were included in a consolidated federal income tax return filed by Clear Channel. Certain tax liabilities owed by us were remitted to the appropriate taxing authority by Clear Channel and were accounted for as non-cash capital contributions by Clear Channel to us. Tax benefits recognized on employee stock option exercises were retained by Clear Channel. Subsequent to the Separation, we file separate consolidated income tax returns.
Ratio of Earnings to Fixed Charges
     The ratio of earnings to fixed charges is as follows:

Year Ended December 31,
2006	2005	2004	2003	2002
0.91	0.07	1.18	2.04	1.40
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
     Required information is within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Live Nation, Inc.
We have audited the accompanying consolidated balance sheets of Live Nation, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated and combined statements of operations, changes in business/shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audit also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Live Nation, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated and combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the financial statements takes as a whole, presents fairly in all material respects the information set forth herein.
As discussed in Notes A and M to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock based compensation.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Live Nation, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Los Angeles, California
February 28, 2007

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(in thousands except share data)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$313,880	$403,716
Accounts receivable, less allowance of $13,465 in 2006 and $9,518 in 2005	248,772	190,207
Prepaid expenses	136,938	115,055
Other current assets	38,519	46,295

Total Current Assets	738,109	755,273
PROPERTY, PLANT AND EQUIPMENT
Land, buildings and improvements	999,561	910,926
Furniture and other equipment	193,290	166,004
Construction in progress	43,370	39,856

	1,236,221	1,116,786
Less accumulated depreciation	360,049	307,867

	876,172	808,919

INTANGIBLE ASSETS
Intangible assets — net	73,398	12,351
Goodwill	423,169	137,110
OTHER ASSETS
Notes receivable, less allowance of $545 in 2006 and $745 in 2005	2,613	4,720
Investments in nonconsolidated affiliates	61,342	30,660
Other assets	50,199	27,551

Total Assets	$2,225,002	$1,776,584

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$40,646	$37,654
Accrued expenses	471,414	382,606
Deferred revenue	230,179	232,754
Current portion of long-term debt	31,721	25,705

Total Current Liabilities	773,960	678,719

Long-term debt	607,425	341,136
Other long-term liabilities	88,790	53,667
Minority interest liability	76,165	26,362
Series A and Series B redeemable preferred stock	40,000	40,000
Commitments and contingent liabilities (Note I)
SHAREHOLDERS’ EQUITY
Preferred stock – Series A Junior Participating, $.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Preferred stock, $.01 par value; 30,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 450,000,000 shares authorized; 67,174,912 shares issued and outstanding	672	672
Additional paid-in capital	757,748	748,011
Retained deficit	(119,005)	(87,563)
Cost of shares held in treasury (1,697,227 shares in 2006 and 1,506,900 shares in 2005)	(21,472)	(18,003)
Accumulated other comprehensive income (loss)	20,719	(6,417)

Total Shareholders’ Equity	638,662	636,700

Total Liabilities and Shareholders’ Equity	$2,225,002	$1,776,584

See Notes to Consolidated and Combined Financial Statements

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(in thousands except share and per share data)
Revenue	$3,691,559	$2,936,845	$2,806,128
Operating expenses:
Direct operating expenses	2,981,801	2,310,925	2,185,127
Selling, general and administrative expenses	529,104	518,907	460,166
Depreciation and amortization (Note B)	128,167	64,622	64,095
Loss (gain) on sale of operating assets	(11,640)	4,859	6,371
Corporate expenses	33,863	50,715	31,386

Operating income (loss)	30,264	(13,183)	58,983
Interest expense	37,218	6,059	3,119
Interest expense with Clear Channel Communications	—	46,437	42,355
Interest income	(12,446)	(2,506)	(3,221)
Equity in losses (earnings) of nonconsolidated affiliates	(11,265)	276	(2,906)
Minority interest expense	12,209	5,236	3,300
Other expense (income) — net	(1,220)	446	1,611

Income (loss) before income taxes	5,768	(69,131)	14,725
Income tax expense (benefit):
Current	26,876	(53,025)	(55,946)
Deferred	10,334	114,513	54,411

Net income (loss)	(31,442)	(130,619)	16,260
Other comprehensive income (loss), net of tax:
Unrealized holding gain on cash flow derivatives	(104)	—	—
Foreign currency translation adjustments	(27,032)	4,398	18,472

Comprehensive loss	$(4,306)	$(135,017)	$(2,212)

Basic and diluted net loss per common share	$(0.48)	$(1.96)

Basic and diluted weighted average common shares outstanding	64,853,243	66,809,394

See Notes to Consolidated and Combined Financial Statements

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN BUSINESS/SHAREHOLDERS’ EQUITY

							Accumulated
							Other
						Cost of Shares	Comprehensive
	Common		Additional	Retained	Owner’s Net	Held in	Income
	Shares Issued	Common Stock	Paid-in Capital	Deficit	Investment	Treasury	(Loss)	Total
				(In thousands except share data)
Balances at December 31, 2003	—	$—	$—	$—	$183,332	$—	$4,951	$188,283
Net income	—	—	—	—	16,260	—	—	16,260
Contributions from Owner	—	—	—	—	34,968	—	—	34,968
Dividends to Owner	—	—	—	—	(64,063)	—	—	(64,063)
Currency translation adjustment	—	—	—	—	—	—	(18,472)	(18,472)

Balances at December 31, 2004	—	—	—	—	170,497	—	(13,521)	156,976
Net loss	—	—	—	(87,563)	(43,056)	—	—	(130,619)
Contributions from Owner	—	—	—	—	81,885	—	—	81,885
Dividends to Owner	—	—	—	—	(76,705)	—	—	(76,705)
Contribution of debt with Clear Channel Communications	—	—	—	—	627,564	—	—	627,564
Distribution of common stock at spin-off	67,174,912	672	748,011	—	(760,185)	—	11,502	—
Purchase of common shares	—	—	—	—	—	(18,003)	—	(18,003)
Currency translation adjustment	—	—	—	—	—	—	(4,398)	(4,398)

Balances at December 31, 2005	67,174,912	$672	$748,011	$(87,563)	$—	$(18,003)	$(6,417)	$636,700

Net loss	—	—	—	(31,442)	—	—	—	(31,442)
Non-cash compensation	—	—	3,307	—	—	—	—	3,307
Common shares issued for business acquisitions	—	—	16,395	—	—	21,246	—	37,641

Spin-off adjustment	—	—	(9,965)	—	—	—	—	(9,965)
Purchase of common shares	—	—	—	—	—	(24,715)	—	(24,715)
Unrealized holding gain on cash flow derivatives	—	—	—	—	—	—	104	104
Currency translation adjustment	—	—	—	—	—	—	27,032	27,032

Balances at December 31, 2006	67,174,912	$672	$757,748	$(119,005)	$—	$(21,472)	$20,719	$638,662

See Notes to Consolidated and Combined Financial Statements

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(31,442)	$(130,619)	$16,260
Reconciling items:
Depreciation	118,343	62,279	60,918
Amortization of intangibles	9,824	2,343	3,177
Deferred income tax expense	10,334	114,513	54,411
Amortization of debt issuance costs	736	9	—
Current tax benefit dividends to Clear Channel Communications	—	(76,705)	(64,063)
Non-cash compensation expense	3,432	1,256	1,084
Loss (gain) on sale of operating assets	(11,640)	4,859	6,371
Loss on sale of other investments	1,659	—	—
Equity in losses (earnings) of nonconsolidated affiliates	(11,265)	276	(2,906)
Minority interest expense	12,209	5,236	3,300
Decrease in other — net	—	(119)	(462)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable	(53,554)	(15,911)	11,100
Decrease (increase) in prepaid expenses	(11,837)	(41,759)	5,527
Decrease (increase) in other assets	(1,762)	4,592	1,178
Increase in accounts payable, accrued expenses and other liabilities	3,902	41,946	10,511
Increase (decrease) in deferred revenue	(22,219)	24,132	16,047
Decrease in other — net	—	(245)	—

Net cash provided by (used in) operating activities	16,720	(3,917)	122,453

CASH FLOWS FROM INVESTING ACTIVITIES
Collection of notes receivable	4,427	2,517	2,076
Advances to notes receivable	(2,420)	(2,341)	(133)
Distributions from nonconsolidated affiliates	18,148	5,456	5,060
Investments made to nonconsolidated affiliates	(15,975)	(11,203)	(6,473)
Proceeds from disposal of other investments	1,743	—	—
Purchases of property, plant and equipment	(65,705)	(92,520)	(73,435)
Proceeds from disposal of operating assets	36,292	580	3,581
Acquisition of operating assets, net of cash acquired	(351,858)	(8,467)	(13,727)
Decrease (increase) in other — net	185	(71)	(1,025)

Net cash used in investing activities	(375,163)	(106,049)	(84,076)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt with Clear Channel Communications	—	220,981	24,079
Payment on debt with Clear Channel Communications at spin-off	—	(220,000)	—
Proceeds from long-term debt, net of debt issuance costs	339,491	344,129	6,725
Payments on long-term debt	(78,253)	(1,169)	(7,550)
Contributions from minority interest partners	33,188	20,543	—
Distributions to minority interest partners	(1,415)	(2,713)	(2,555)
Proceeds from issuance of redeemable preferred stock, net of debt issuance costs	—	19,500	—
Payments for purchases of common stock	(24,717)	(18,003)	—

Net cash provided by financing activities	268,294	363,268	20,699
Effect of exchange rate changes on cash	313	(28,723)	3,701
Net increase in cash and cash equivalents	(89,836)	224,579	62,777
Cash and cash equivalents at beginning of period	403,716	179,137	116,360

Cash and cash equivalents at end of period	$313,880	$403,716	$179,137

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for:
Interest	$35,406	$4,549	$3,048
Income taxes	$20,508	$17,253	$9,685
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
     Prior to the Separation, the combined financial statements include amounts that are comprised of businesses included in the consolidated financial statements and accounting records of Clear Channel, using the historical bases of assets and liabilities of the entertainment business. Management believes the assumptions underlying the combined financials statements are reasonable. However, the combined financial statements included herein may not reflect what the Company’s results of operations, financial position and cash flows would have been had it operated as a separate, stand-alone entity during the periods presented or what its results of operations, financial position and cash flows will be in the future. Clear Channel’s net investment in the Company is shown as Business equity in lieu of Shareholders’ equity in the combined financial statements prior to the Separation.
     Subsequent to the Separation
     As a result of the Separation, the Company recognized the par value and additional paid-in-capital in connection with the issuance of its common stock in exchange for the net assets contributed at that time, and the Company began accumulating retained deficits and currency translation adjustments upon completion of the Separation. Beginning on December 21, 2005, the Company’s consolidated financial statements include all accounts of the Company, its majority owned subsidiaries and variable interest entities for which the Company is the primary beneficiary.
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
     During 2006, the Company recorded an adjustment to additional paid-in capital of $10.0 million to adjust the carrying value of assets distributed at the date of spin-off.
   Reclassifications
     Certain reclassifications have been made to the 2005 and 2004 consolidated and combined financial statements to conform to the 2006 presentation. The reclassifications primarily relate to a change on the consolidated and combined statements of cash flows to reflect contributions from and distributions to minority interest partners as cash flows provided by (used in) financing activities. These cash flows had been reflected previously as cash flows provided by (used in) operating activities. The increase to cash flows provided by (used in) financing activities and the offsetting decrease to cash flows provided by (used in) operating activities was $17.8 million for the year ended December 31, 2005. The decrease to cash flows provided by (used in) financing activities and the offsetting increase to cash flows provided by (used in) operating activities was $2.6 million for the year ended December 31, 2004. In addition, as of the year ended December 31, 2005, $22.9 million of long-term accrued rent was reclassified from accrued expenses to other long-term liabilities. Finally, as of the year ended December 31, 2005, $0.4 million of debt issuance costs was reclassified from other current assets to other assets. None of the these reclassifications are considered significant to the Company’s results of operations or financial position.
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
     The Company tests for possible impairment of property, plant, and equipment whenever events or circumstances change, such as a reduction in operating cash flow or a change in the manner that the asset is intended to be used indicate that the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the estimated undiscounted future cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the estimated undiscounted future cash flow amount, an impairment charge is recorded based on the difference between the fair value and the carrying value. Any such impairment charge is recorded in depreciation and amortization expense in the statement of operations. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows.
   Intangible Assets
     The Company classifies intangible assets as definite-lived, indefinite-lived or goodwill. Definite-lived intangibles primarily include non-compete agreements, intellectual property and building or naming rights, all of which are amortized over the respective lives of the agreements, typically four to twenty years. The Company periodically reviews the appropriateness of the amortization periods related to its definite-lived assets. These assets are stated at cost or fair value. Indefinite-lived intangibles include primarily intangible value related to trade names. The excess cost over fair value of net assets acquired is classified as goodwill. The goodwill and indefinite-lived intangibles are not subject to amortization, but are tested for impairment at least annually.
     The Company tests for possible impairment of definite-lived intangible assets whenever events or circumstances change, such as a reduction in operating cash flow or a change in the manner that the asset is intended to be used indicate that the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the estimated undiscounted future cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the estimated undiscounted future cash flow amount, an impairment charge is recorded based on the difference between the fair value and the carrying value. Any such impairment charge is recorded in depreciation and amortization expense in the statement of operations. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows.
     At least annually, the Company performs its impairment test for each reporting unit’s goodwill and indefinite-lived intangibles using a two-step approach. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill and indefinite-lived intangibles. The second step, used to measure the amount of any potential impairment, uses a discounted cash flow model to determine if the carrying value of the reporting unit, including goodwill and indefinite-lived intangibles, is less than the fair value of the reporting unit. Certain assumptions are used in determining the fair value, including assumptions about cash flow rates, discount rates, and terminal values. If the fair value of the Company’s reporting unit is less than the carrying value of the reporting unit, the Company reduces the carrying amount of goodwill and indefinite-lived intangibles. Impairment charges are recorded in depreciation and amortization expense in the statement of operations.
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
   Operational Assets

     As part of the Company’s operations, it will invest in certain assets or rights to use assets, generally in theatrical productions. The Company reviews the value of these assets and records impairment charges in direct operating expenses in the statement of operations for any decline in value that is determined to be other-than-temporary.
   Financial Instruments
     Due to their short maturity, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximated their fair values at December 31, 2006 and 2005. As none of the Company’s debt is publicly-traded and the majority of the interest on this debt accrues at a variable rate, the carrying amounts of long-term debt approximated their fair value at December 31, 2006 and 2005.
     The Company has fixed rate debt with a minority interest partner of $24.6 million at December 31, 2006. The Company is unable to determine the fair value.
   Income Taxes
     The Company accounts for income taxes using the liability method in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if the Company believes it is more likely than not that some portion of or the entire asset will not be realized. As all earnings from the Company’s foreign operations are permanently reinvested and not distributed, the Company’s income tax provision does not include additional United States (“U.S.”) taxes on foreign operations. It is not practical to determine the amount of federal income taxes, if any, that might become due in the event that the earnings were distributed.
     The Company’s provision for income taxes has been computed on the basis that the Company files consolidated income tax returns with its subsidiaries. Prior to the Separation, the operations of the Company were included in a consolidated federal income tax return filed by Clear Channel. Certain tax liabilities owed by the Company were remitted to the appropriate taxing authority by Clear Channel and were accounted for as non-cash capital contributions by Clear Channel to the Company. Tax benefits recognized on employee stock option exercises prior to the Separation were retained by Clear Channel. Subsequent to the Separation, the Company files separate consolidated income tax returns.
     The Company has established a policy of including interest related to tax loss contingencies in income tax expense (benefit).
     The Company’s provision for income taxes is further disclosed in Note K.
   Revenue Recognition
     Revenue from the presentation and production of an event is recognized after the performance occurs upon settlement of the event. Revenue related to larger global tours is recognized after the performance occurs; however, any profits related to these tours, primarily related to music tour production and tour management services, is recognized after minimum revenue thresholds, if any, have been achieved. Revenue collected in advance of the event is recorded as deferred revenue until the event occurs. Revenue collected from sponsorships and other revenue, which is not related to any single event, is classified as deferred revenue and generally amortized over the operating season or the term of the contract. Membership revenue is recognized on a straight-line basis over the term of the membership.
     The Company accounts for taxes that are externally imposed on revenue producing transactions on a net basis, as a reduction to revenue.
   Barter Transactions
     Barter transactions represent the exchange of display space or tickets for advertising, merchandise or services. These transactions are generally recorded at the lower of the fair value of the display space or tickets relinquished or the fair value of the advertising, merchandise or services received. Revenue is recognized on barter transactions when the advertisements are displayed or the event occurs for which the tickets are exchanged. Expenses are recorded when the advertising, merchandise or service is received or when the event occurs. Barter revenues for the years ended December 31, 2006, 2005 and 2004, were approximately $45.0 million, $34.9 million and $45.1 million, respectively, and are included in total revenues. Barter expense for the years ended December 31, 2006, 2005 and 2004, were approximately $44.7 million, $34.8 million and $44.5 million, respectively, and are included in direct operating expenses and selling, general and administrative expenses.
   Foreign Currency
     Results of operations for foreign subsidiaries and foreign equity investees are translated into U.S. dollars using the average exchange rates during the year. The assets and liabilities of those subsidiaries and investees are translated into U.S. dollars using the exchange rates at the balance sheet date. The Company does not currently have operations in highly inflationary countries. The related translation adjustments are recorded in a separate component of business/shareholders’ equity in accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in operations.
   Advertising Expense
     The Company records advertising expense as it is incurred on an annual basis. Advertising expenses of $209.3 million, $179.7 million and $194.2 million were recorded during the years ended December 31, 2006, 2005 and 2004, respectively.
   Direct Operating Expenses
     Direct operating expenses include artist fees, show related marketing and advertising expenses, salaries and wages related to seasonal employees at our venues along with other costs.
   Selling, General and Administrative Expenses
     Selling, general and administrative expenses include salaries and wages related to full-time employees, fixed rent along with other costs.
   Depreciation and Amortization
     The Company’s depreciation and amortization expense is presented as a separate line item in the consolidated and combined statements of operations. There is no depreciation or amortization expense included in direct operating expenses or selling, general and administrative expenses.
   Non-Cash Compensation Expense
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”), which is a revision of FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Under the fair value recognition provisions of Statement 123, stock-based compensation cost is measured at the grant date based on the fair value of the award and is amortized to selling, general and administrative expenses and corporate expenses on a straight-line basis over the options’ vesting period.
     Prior to the Separation, non-cash compensation expense, which was based on an allocation from Clear Channel and was related to issuance of Clear Channel’s stock awards, is included in corporate expenses in the Company’s consolidated and combined statements of operations.
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
   New Accounting Pronouncements

     In February 2006, the FASB issued FASB Staff Position No. FAS 123(R)-4, Contingent Cash Settlement (“FSP FAS 123(R)-4”). FSP FAS 123(R)-4 requires companies to classify employee stock options and similar instruments with contingent cash settlement features as equity awards under Statement 123(R), provided that (i) the contingent event that permits or requires cash settlement is not considered probable of occurring and is not within the control of the employee and (ii) the award includes no other features that would require liability classification. The Company considered FSP FAS 123(R)-4 with its implementation of Statement 123(R), and determined it had no impact on the Company’s financial position or results of operations.
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
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 creates a single model to address uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007, as required. The cumulative effect of the Company’s adoption of FIN 48, if any, will be recorded in retained earnings and other accounts as applicable. While the Company continues to assess the effects of its adoption of FIN 48, the Company expects that the adoption of FIN 48 will not have a significant impact on the Company’s financial position and results of operations. The Company also expects that its adoption of FIN 48 may result in a greater degree of volatility in the effective tax rate and balance sheet classification of tax liabilities.
     In June 2006, the Emerging Issues Task Force (“EITF”) ratified the consensus reached in Issue 06-3 — How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). EITF 06-3 is applicable to all taxes that are externally imposed on a revenue producing transaction between a seller and a customer. EITF 06-3 concludes that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to EITF 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. EITF 06-3 is effective for the first interim reporting period beginning after December 15, 2006, with early application of this guidance permitted. The Company early adopted EITF 06-3 on June 30, 2006, and has added the required disclosures. The Company accounts for taxes that are externally imposed on revenue producing transactions on a net basis, as a reduction to revenue.
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
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 (SAB Topic 1.N) addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB 108 does not change the SEC staff’s previous positions in Staff Accounting Bulletin No. 99, Materiality, (SAB Topic 1.M) regarding qualitative considerations in assessing the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. SAB 108 offers special transition provisions only for circumstances where its application would have altered previous materiality conclusions. The SEC staff encourages early application of the guidance in SAB 108 in financial statements filed after the publication of SAB 108 for any interim period of the first fiscal year ending after November 15, 2006. The Company adopted SAB 108 during the fourth quarter of 2006 and its adoption did not materially impact its financial position or results of operations.
NOTE B — LONG-LIVED ASSETS
   Definite-lived Intangibles
     The Company has definite-lived intangible assets which consist primarily of non-compete agreements, intellectual property rights and building or naming rights, all of which are amortized over the shorter of either the respective lives of the agreements or the period of time the assets are expected to contribute to the Company’s future cash flows. These definite-lived intangibles had a gross carrying amount and accumulated amortization of $85.8 million and $14.0 million, respectively, as of December 31, 2006, and $18.6 million and $6.3 million, respectively, as of December 31, 2005. During 2006, the Company acquired intellectual property rights, non-compete agreements and certain intangible relationships of $69.2 million with an average weighted life of five years.
     Total amortization expense from definite-lived intangible assets for the years ended December 31, 2006, 2005 and 2004 was $9.8 million, $2.3 million and $3.2 million, respectively. The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets that exist at December 31, 2006:

(in thousands)
2007	$16,084
2008	15,922
2009	13,580
2010	11,040
2011	5,638
     As acquisitions and dispositions occur in the future and the valuation of intangible assets for recent acquisitions is completed, amortization expense may vary.
   Indefinite-lived Intangibles
     The Company has indefinite-lived intangible assets which consist primarily of the intangible value related to trade names which are reviewed for impairment at least annually. These indefinite-lived intangible assets had a carrying value of $1.6 million and $0.1 million as of December 31, 2006 and 2005, respectively. The increase in indefinite-lived intangible assets during 2006 was due to the intangible value related to trade names resulting from the Company’s acquisition of Musictoday, LLC (“Musictoday”).
   Goodwill
     The Company tests goodwill for impairment at least annually using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of any potential impairment, compares the implied fair value of the reporting unit with the carrying amount of goodwill. As the Company has realigned its segments, beginning in 2006, in accordance with the change in the management of the business units, goodwill has been reallocated to the new reporting business units that make up these segments utilizing a fair value approach. For each reportable operating segment, the reporting units were determined to be either the operating segment or the components thereof in accordance with FASB Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. The following table presents the changes in the carrying amount of goodwill in each of the Company’s business segments for the years ended December 31, 2006 and 2005:

		Venues and	Digital
	Events	Sponsorship	Distribution	Total
		(in thousands)
Balance as of December 31, 2004	$10,618	$24,899	$9,296	$44,813
Acquisitions	72,209	33,397	1,550	107,156
Foreign currency	(420)	(985)	(368)	(1,773)
Adjustments	(3,100)	(7,271)	(2,715)	(13,086)

Balance as of December 31, 2005	79,307	50,040	7,763	137,110
Acquisitions	6,080	282,499	11,138	299,717
Foreign currency	1,470	3,446	1,287	6,203
Adjustments	(4,706)	(11,035)	(4,120)	(19,861)

Balance as of December 31, 2006	$82,151	$324,950	$16,068	$423,169

     During July 2005, the Company purchased a 50.1% controlling majority interest in Mean Fiddler Music Group, PLC (“Mean Fiddler”) in the United Kingdom for approximately $43.6 million. Total assets were valued at approximately $117.0 million, which includes $93.9 million of goodwill, and total liabilities and minority interest of approximately $73.4 million were recorded. Mean Fiddler is a consolidated subsidiary that is part of the Company’s Events and Venues and Sponsorship segments. Mean Fiddler is involved in the promotion and production of live music events, including festivals, and venue operations. The goodwill recorded represents the value of efficiencies that the Company expects Mean Fiddler to make in its promotion business as well as giving the Company control of key festivals in the United Kingdom that it can replicate in other markets as a source of future growth.
     Also, during 2005, the Company recorded adjustments of $13.1 million primarily related to deferred tax assets, with an offset to goodwill, due to the availability of future tax deductions as a result of the settlement of certain Internal Revenue Service audits of the Company for certain periods prior to Clear Channel’s acquisition in 2000.
     During November 2006, the Company acquired HOB Entertainment, Inc. (“HOB”) headquartered in Los Angeles, California for approximately $360.0 million. Total assets were valued at approximately $452.3 million, which includes $276.1 million of goodwill, and total liabilities and minority interest of approximately $92.1 million were recorded. The Company is in the process of finalizing its valuation of intangible assets and other assets acquired as well as liabilities assumed which may result in a change to the allocation of the purchase price. See further discussion of the HOB acquisition in Note C — Business Acquisitions.
     Also, included in the acquisition amounts for 2006 are $2.0 million, $11.1 million and $20.6 million of goodwill related to the Company’s acquisitions of Historic Theater Group in the first quarter of 2006, Musictoday in the third quarter of 2006 and Gamerco, S.A. in the fourth quarter of 2006, respectively. A reduction of goodwill was recorded during 2006 related to the finalization of the purchase accounting for the Company’s acquisition of Mean Fiddler. This Mean Fiddler adjustment included a reduction in goodwill in the Events segment of $14.9 million related to the finalization of the fair value of definite-lived intangibles pertaining to festival rights, partially offset by an increase in goodwill of $4.2 million in the Venues and Sponsorship segment primarily related to the finalization of the purchase accounting which was partially offset by the recording of asset retirement obligations.
     Finally, during 2006, the Company recorded adjustments of $19.9 million primarily related to deferred tax assets, with an offset to goodwill, due to the availability of future tax deductions as a result of the settlement of certain Internal Revenue Service audits of the Company for certain periods prior to Clear Channel’s acquisition in 2000 and related to pre-acquisition reserves.
     The Company expects that $73.9 million of goodwill related to the 2006 acquisitions will be deductible for tax purposes.
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
     During the third and fourth quarters of 2006, the Company reviewed the carrying value of certain property, plant and equipment assets that management determined would, more likely than not, be disposed of before the end of their previously estimated useful lives or had an indicator that future operating cash flows may not support their carrying value. It was determined that several of those assets were impaired since the estimated undiscounted cash flows associated with those assets were less than their carrying value. These cash flows were calculated using estimated sale values of the land for the assets being evaluated for disposal, that were developed based on an approximate value related to the best use of the land or appraised values, in addition to operating cash flows, all of which were used to approximate fair value. As a result, the Company recorded an impairment charge of $51.6 million as a component of depreciation and amortization expense in the Venues and Sponsorship segment primarily related to several amphitheaters to be disposed of or determined to be impaired and a theater development project that is no longer being pursued.

     During the third quarter of 2006, the Company recorded an asset retirement obligation of $5.5 million through purchase accounting which is reported in other long-term liabilities. This liability relates to dilapidation reserves and obligations for meeting regulatory requirements for certain venues in the United Kingdom obtained in the Mean Fiddler acquisitions. In addition, the Company recorded $2.5 million in additional reserves related to various properties in the United Kingdom. The following table presents the activity related to the Company’s asset retirement obligations:

2006
(in thousands)
Balance as of January 1	$650
Adjustment due to change in estimate of related costs	7,976
Accretion of liability	—
Liabilities settled	(131)
Foreign currency	340

Balance as of December 31	$8,835

   Other Operating Assets
     The Company makes investments in various operating assets, including investments in assets and rights related to assets for theatrical productions and DVD production and distribution. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For the years ended December 31, 2006, 2005 and 2004, the Company recorded impairment write-downs related to these other operating assets, included in the Company’s Events segment, of $4.8 million, $0.9 million and $1.1 million, respectively. These write-downs were recorded in direct operating expenses.
NOTE C — BUSINESS ACQUISITIONS
     On November 3, 2006, the Company purchased 100% of HOB for approximately $360.0 million. Total assets were preliminarily valued at approximately $452.3 million, which includes $15.5 million of accounts receivable, $100.0 million of property, plant and equipment and $276.1 million of goodwill, and total liabilities and minority interest of approximately $92.1 million were recorded. HOB is a consolidated subsidiary that is part of the Company’s Venues and Sponsorship, Events and Digital Distribution segments. HOB is involved in venue operations, including the House of Blues® clubs which integrate a live music hall, restaurant, bar and specialty retail store, and the promotion of live music events. The goodwill recorded represents the value of the House of Blues® brand as well as the expansion of the Company’s small-sized venue and amphitheater presence in Canada and key markets in the western United States. The Company is in the process of finalizing its valuation of intangible assets and other assets acquired as well as liabilities assumed which will result in a change to the allocation of the purchase price.
     The results of operations for the year ended December 31, 2006 include the operations of HOB from November 3, 2006. Unaudited pro forma consolidated and combined results of operations, assuming the HOB acquisition had occurred on January 1, 2005, would have been as follows:

	Year Ended
	December 31,
	2006	2005
	(in thousands, except
	per share data)
Revenue	$4,003,838	$3,295,975
Net loss	$(32,537)	$(146,491)
Net loss per common share	$(0.50)	$(2.19)
     Including the HOB acquisition discussed above, the Company made cash payments of $351.9 million, $8.5 million and $13.8 million during the years ended December 31, 2006, 2005 and 2004, respectively. In 2006, these payments related to seven acquisitions including music promoters, venue operators and artist fan club and merchandise service providers, as well as various earn-outs and deferred purchase price consideration paid on prior year acquisitions. In May 2006, the Company also issued 1,679,373 shares of its common stock in connection with the acquisition of Concert Productions International (“CPI”) for a total value of $37.6 million. In addition, Clear Channel made cash payments of $67.9 million and $16.2 million during the years ended December 31, 2005 and 2004, respectively, related to these acquisitions. These payments by Clear Channel were recorded as non-cash capital contributions to the Company.

   Acquisition Summary
     The following is a summary of the assets and liabilities acquired and the consideration given, net of cash received, for all acquisitions made during 2006 and 2005:

	2006	2005
	(In thousands)
Accounts receivable	$26,406	$7,969
Property, plant and equipment	102,273	6,857
Goodwill	296,702	110,036
Other assets	118,749	10,118

	544,130	134,980
Other liabilities	(154,631)	(59,401)
Common stock issued	(37,641)	—

Cash paid for acquisitions, net	$351,858	$75,579

     The Company has entered into certain agreements relating to acquisitions that provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired company. During the years ended December 31, 2006, 2005 and 2004, the cash payments discussed above include payments related to earn-outs and deferred purchase price consideration of $0.5 million, $0.8 million and $12.8 million, respectively, that were recorded to goodwill. The Company will continue to accrue additional amounts related to such contingent payments if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent payments, if performance targets are met, will not significantly impact the Company’s financial position or results of operations.
NOTE D — RESTRUCTURING
   Acquisition Related
     As part of the HOB acquisition in November 2006, the Company accrued $5.3 million in restructuring costs in its Venues and Sponsorship segment primarily related to severance costs which it expects to pay in 2007. These additional costs were recorded as an adjustment to the purchase price. As of December 31, 2006, the accrual balance for the HOB restructuring was $5.3 million. This restructuring will result in the termination of 79 employees.
     As part of the Mean Fiddler acquisition in July 2005, the Company accrued $4.7 million for the year ended 2005 and recorded an additional accrual of $2.7 million in 2006 in its Venues and Sponsorship segment primarily related to lease terminations, which it expects to pay over the next several years. These additional costs were recorded as adjustments to the purchase price. As of December 31, 2006, the accrual balance for the Mean Fiddler restructuring was $5.9 million. This restructuring has resulted in the termination of 33 employees.
     In addition, the Company has a remaining restructuring accrual of $1.9 million as of December 31, 2006, related to its merger with Clear Channel in August 2000.
     The Company’s recorded liability related to severance for terminated employees and lease terminations is as follows:

	2006	2005	2004
	(in thousands)
Severance and lease termination costs:
Accrual at January 1	$6,223	$2,579	$2,648
Restructuring accruals recorded	7,995	4,730	—
Payments charged against restructuring accrual	(1,086)	(1,086)	(69)

Remaining accrual at December 31	$13,132	$6,223	$2,579

     The remaining severance and lease accrual is comprised of $5.9 million of severance and $7.2 million of lease termination costs. The severance accrual includes amounts that will be paid over the next several years related to deferred payments to former employees, as well as other compensation. The lease termination accrual will be paid over the next 22 years. During 2006, $0.2 million was charged to the restructuring reserve related to severance. The Company is continuing to evaluate its purchase accounting liabilities related to the HOB acquisition which may result in additional restructuring accruals.
   Other

     During the fourth quarter of 2005, the Company recorded accruals, consisting of severance and lease termination costs, related to the realignment of its business operations. The total expense related to this restructuring was recorded in selling, general and administrative expenses in 2005 as a component of Events, Venues and Sponsorship, Digital Distribution and other operations in amounts of $6.0 million, $1.6 million, $0.8 million and $1.6 million, respectively. In addition, $4.7 million of restructuring expense was recorded in corporate expenses in 2005. As of December 31, 2006, the remaining accrual related to this 2005 restructuring is $0.4 million.
     Clear Channel made payments related to acquisition contingencies of $5.2 million and $1.1 million for the years ended December 31, 2005 and 2004, respectively, on behalf of the Company. These payments were accounted for as non-cash capital contributions by Clear Channel to the Company.
NOTE E— INVESTMENTS
     The Company has investments in various nonconsolidated affiliates. These investments are not consolidated, but are accounted for under the equity method of accounting whereby the Company records its investments in these entities in the balance sheet as investments in nonconsolidated affiliates. The Company’s interests in their operations are recorded in the statement of operations as equity in losses (earnings) of nonconsolidated affiliates. The following is a list of several of the Company’s larger investments in nonconsolidated affiliates.
   Bodies the Exhibition
     The Company owns a 50% interest in a joint venture which holds the rights and license to present Bodies the Exhibition in various locations. This interest was acquired with the CPI acquisition in May of 2006.
   Broadway in Chicago
     The Company owns a 50% interest in Broadway in Chicago, a United States theatrical company involved in promotion, presentation and venue operations for live entertainment events.
   Delirium Concert, L.P.
     The Company owns a 50% interest in a joint venture with Cirque Du Soleil to develop, produce and promote a new type of live entertainment musical and visual event. This joint venture was formed in 2005 with the tour beginning in 2006.
   Dominion Theatre
     The Company owns a 33% interest in the Dominion Theatre, a United Kingdom theatrical company involved in venue operations.
   House of Blues Concerts Canada
     The Company owns a 50% interest in House of Blues Canada which owns and operates two facilities, and promotes and produces live music events in Canada. This interest was acquired with the HOB acquisition in November of 2006.
   Marek Lieberberg Konzertagentur
     The Company owns a 20% interest in Marek Lieberberg Konzertagentur (“MLK”), a German music company involved in promotion of, and venue operations for, live entertainment events.
   Rolling Stones Movie
     The Company owns a 50% interest in a joint venture with Shine a Light, LLC to produce and distribute a feature length documentary and concert film about and featuring the Rolling Stones.
     Summarized unaudited balance sheet and unaudited income statement information for the Company’s investments that are considered significant for the year ended December 31, 2006 is as follows:

			Broadway
			in	Delirium
	Dominion	MLK	Chicago	Concert (1)	Bodies
	(in thousands)
2006
Current assets	$17,843	$58,177	$23,335	$2,440	$9,614
Noncurrent assets	$2,269	$1,738	$2,357	$2,410	$7
Current liabilities	$7,342	$42,420	$22,410	$1,063	$3,985
Noncurrent liabilities	$—	$6,547	$—	$—	$—

Revenue	$13,052	$115,556	$59,811	$69,746	$20,157
Operating income (loss)	$4,508	$12,133	$13,211	$(10,438)	$4,244
Net income	$3,284	$6,920	$14,154	$(10,438)	$4,244

2005
Current assets	$14,504	$51,968	$32,839	$—	$—
Noncurrent assets	$1,985	$1,416	$865	$—	$—
Current liabilities	$5,432	$30,673	$25,417	$—	$—
Noncurrent liabilities	$—	$8,653	$—	$—	$—

Revenue	$11,417	$87,725	$49,515	$—	$—
Operating income	$4,349	$8,481	$11,687	$—	$—
Net income	$3,113	$4,660	$11,940	$—	$—

2004
Revenue	$23,599	$96,647	$28,348	$—	$—
Operating income	$9,955	$10,870	$2,834	$—	$—
Net income	$3,812	$5,370	$2,838	$—	$—

(1)	Included in Delirium Concert’s operating income (loss) is amortization of production costs related to the event.
     There were no accumulated undistributed earnings included in retained deficit for these investments for the years ended December 31, 2006, 2005 and 2004. Investments for which the Company owns less than a 20% interest are accounted for under the cost method.
     These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For the years ended December 31, 2006, 2005 and 2004, the Company recorded an impairment write-down related to these investments in nonconsolidated affiliates of $0.5 million, $4.9 million and $0.6 million, respectively. These write-downs were recorded as equity in losses (earnings) of nonconsolidated affiliates.
     The Company conducts business with certain of its equity method investees in the ordinary course of business. Transactions relate to venue rentals, management fees, sponsorship revenue, and reimbursement of certain costs. Expenses of $4.9 million, $3.1 million and $2.6 million were incurred in 2006, 2005 and 2004, respectively, and revenues of $2.8 million, $1.9 million and $1.2 million were earned in 2006, 2005 and 2004, respectively, from these equity investees for services rendered or provided in relation to these business ventures.
NOTE F — LONG-TERM DEBT
     Long-term debt, which includes capital leases, at December 31, 2006 and 2005, consisted of the following:

	December 31,
	2006	2005
	(in thousands)
Senior Secured Credit Facility:
Term loan	$546,750	$325,000
Revolving credit facility	48,000	—
Other long-term debt	44,396	41,841

	639,146	366,841
Less: current portion	31,721	25,705

Total long-term debt	$607,425	$341,136

   Debt with Clear Channel Communications
     Prior to the Separation, the Company had a revolving line of credit with Clear Channel Communications that was payable upon demand by Clear Channel or on August 1, 2010, whichever was earlier, allowed for prepayment at any time, and accrued interest at a fixed per annum rate of 7.0%. As part of the Separation in 2005, $220.0 million of the outstanding debt balance was repaid, with Clear Channel contributing the remaining balance to the Company’s capital.
   Senior Secured Credit Facility
     In December 2005, the Company entered into a senior secured credit facility consisting of a term loan in the original amount of $325 million and a $285 million revolving credit facility. The interest rate is based upon a prime rate or LIBOR, selected at the Company’s discretion, plus an applicable margin. The senior secured credit facility is secured by a first priority lien on substantially all of its domestic assets (other than real property and deposits maintained by the Company in connection with promoting or producing live entertainment events) and a pledge of the capital stock of the Company’s material domestic subsidiaries.
     In connection with the HOB acquisition in November 2006, the Company entered into an Incremental Assumption Agreement and Amendment No. 1 (“Credit Facility Amendment No. 1”) to its senior secured credit facility. The Credit Facility Amendment No. 1 increased the amount available under the senior secured credit facility by providing for a new $200 million term loan which matures in December 2013.
     In December 2006, the Company entered into Amendment No. 2 to its senior secured credit facility. This amendment provides that all term loans under the credit facility bear interest at per annum floating rates equal, at the Company’s option, to either (a) the base rate (which is the greater of the prime rate offered by JPMorgan Chase Bank, N.A. or the federal funds rate plus .5%) plus 1.75% or (b) Adjusted LIBOR plus 2.75%.
     In December 2006, the Company entered into an Incremental Assumption Agreement and Amendment No. 3 (“Credit Facility Amendment No. 3”) to its senior secured credit facility. The Credit Facility Amendment No. 3 increased the amount available under the senior secured credit facility by providing for a new $25 million term loan which matures in December 2013.
     The senior secured credit facility contains a number of covenants that, among other things, restrict the Company’s ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of the business, enter into sale-leaseback transactions, transfer and sell material assets, and merge or consolidate.
     At December 31, 2006, the outstanding balance on the term loans and revolving credit facility was $546.8 million and $48.0 million, respectively. Taking into account letters of credit of $44.0 million, $193.0 million was available for future borrowings. The Company is required to make minimum quarterly principal repayments under the original term loan of approximately $3.2 million per year through March 2013, with the balance due at maturity in June 2013 and minimum quarterly principal repayments under the incremental term loans of approximately $2.3 million per year through September 2013, with the balance due at maturity in December 2013. The revolving credit portion of the credit facility matures in June 2012. At December 31, 2006, the weighted average interest rate, including the benefit of the interest rate swap agreements, on term loans and revolver borrowings under this credit facility was 8.03% and 7.10%, respectively.
     The interest rate paid on borrowings on the Company’s senior term loans is 2.75% above LIBOR. The interest rate paid on the Company’s $285 million, multi-currency revolving credit facility depends on its total leverage ratio. Based on the Company’s current total leverage ratio, its interest rate on revolving credit borrowings is 1.75% above LIBOR. In addition to paying interest on outstanding principal under the credit facility, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. As of December 31, 2006, the commitment fee rate was .25%. The Company is also required to pay customary letter of credit fees, as necessary. In the event the Company’s leverage ratio improves, the interest rate on revolving credit borrowings declines gradually to .75% at a total leverage ratio of less than, or equal to, 1.25 times.
   Other long-term debt

     Other long-term debt is comprised of capital leases of $10.0 million and notes payable of $34.4 million, including debt to a minority interest partner of $24.6 million. The notes payable primarily consist of three notes with interest rates ranging from 6.0% to 8.75% and maturities ranging from six to thirteen years.
     Future maturities of long-term debt at December 31, 2006 are as follows:

(in thousands)
2007	$31,721
2008	6,895
2009	6,953
2010	7,002
2011	7,064
Thereafter	579,511

Total	$639,146

Debt Covenants
     The significant covenants on the Company’s senior secured credit facility relate to total leverage, senior leverage, interest coverage, and capital expenditures contained and defined in the credit agreement. The leverage ratio covenant requires the Company to maintain a ratio of consolidated total indebtedness minus unrestricted cash and cash equivalents (both as defined by the credit agreement) to consolidated earnings-before-interest-taxes-depreciation-and-amortization (as defined by the credit agreement, “Consolidated EBITDA”) of less than 4.5x through December 31, 2008, and less than 4.0x thereafter, provided that aggregated subordinated indebtedness is less than $25 million. The senior leverage covenant, which is only applicable provided aggregate subordinated indebtedness is greater than $25 million, requires the Company to maintain a ratio of consolidated senior indebtedness to Consolidated EBITDA of less than 3.0x. The interest coverage covenant requires the Company to maintain a minimum ratio of Consolidated EBITDA to cash interest expense (as defined by the credit agreement) of 2.5x. The capital expenditure covenant limits annual capital expenditures (as defined by the credit agreement) to $125 million or less through December 31, 2006, and $110 million or less thereafter. In the event that the Company does not meet these covenants, the Company is considered to be in default on the senior secured credit facility at which time the credit facility may become immediately due. This senior secured credit facility contains a cross default provision that would be triggered if the Company were to default on any other indebtedness greater than $10 million.
     The Company’s other indebtedness does not contain provisions that would make it a default if the Company were to default on its credit facility.
     The Company believes there are no other agreements that contain provisions that trigger an event of default upon a change in long-term debt ratings that would have a material impact on its financial statements.
     At December 31, 2006, the Company was in compliance with all debt covenants. The Company expects to remain in compliance throughout 2007.
NOTE G – REDEEMABLE PREFERRED STOCK
     As of December 31, 2006, one of the Company’s subsidiaries had 200,000 shares of Series A redeemable preferred stock, par value $.01 per share, and 200,000 shares of Series B redeemable preferred stock, par value $.01 per share, outstanding (collectively, the “Preferred Stock”) with an aggregate liquidation preference of $40.0 million. The Preferred Stock accrues dividends at 13% per annum and is mandatorily redeemable on December 21, 2011. The certificate of incorporation governing the Preferred Stock contains a number of covenants that, among other things, restrict the ability to incur additional debt, issue certain equity securities, create liens, merge or consolidate, modify the nature of the business, make certain investments and acquisitions, transfer and sell material assets, enter into sale-leaseback transactions, enter into swap agreements, pay dividends and make distributions, and enter into agreements with affiliates.
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
     The issuer will be required to make an offer to purchase the Series A and Series B redeemable preferred stock at 101% of each series’ liquidation preference in the event of a change of control. The Series A and Series B redeemable preferred stock will rank pari passu to each other and will be senior to all other classes or series of capital stock of the issuer with respect to dividends and with respect to liquidation or dissolution of the issuer.
NOTE H — DERIVATIVE INSTRUMENTS
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
     In March 2006, the Company entered into two interest rate swap agreements, designated as cash flow hedges, which are combinations of purchased interest rate caps on a notional amount of a total of $162.5 million and sold floors over the same period on a total of $121.9 million of the notional amount to effectively convert a portion of its floating-rate debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s variable rate debt as required by the Company’s senior secured credit facility, thus reducing the impact of interest rate changes on future interest expense. Approximately 30% of the Company’s outstanding long-term debt had its interest payments designated as the hedged forecasted transactions against the interest rate swap agreements at December 31, 2006. As of December 31, 2006, the interest rate for these hedges was fixed at 5.11% on a variable rate of 5.36% based on a 3-month LIBOR; this variable rate is subject to quarterly adjustments. For the year ended December 31, 2006, these hedges were determined to be highly effective and the Company recorded an unrealized gain of $0.1 million as a component of other comprehensive income (loss). Based on the current interest rate expectations, the Company estimates that approximately $0.2 million of this gain in other comprehensive income will be reclassified into earnings in the next 12 months.
     The Company has recorded a gain and related liability (asset) related to these derivative instruments during the year as follows:

2006
(in thousands)
Balance at beginning of year	$—
Unrealized holding gain on cash flow derivatives	(104)

Balance at end of year	$(104)

     Occasionally, the Company will use forward currency contracts to reduce its exposure to foreign currency risk. The principal objective of such contracts is to minimize the risks and/or costs associated with artist fee commitments. At December 31, 2006, the Company had $0.9 million outstanding in forward currency contracts. The change in fair value of these instruments from date of purchase through December 31, 2006 was not significant to the Company’s results of operations.

NOTE I — COMMITMENTS AND CONTINGENT LIABILITIES
     The Company leases office space and equipment. Some of the lease agreements contain renewal options and annual rental escalation clauses (generally tied to the consumer price index), as well as provisions for the payment of utilities and maintenance by the Company. The Company also has non-cancelable contracts related to minimum performance payments with various artists and other event related costs. In addition, the Company has commitments relating to additions to property, plant, and equipment under certain construction commitments for facilities and venues.
     As of December 31, 2006, the Company’s future minimum rental commitments under non-cancelable operating lease agreements with terms in excess of one year, minimum payments under non-cancelable contracts in excess of one year, and capital expenditure commitments consist of the following:

	Non-Cancelable	Non-Cancelable	Capital
	Operating Leases	Contracts	Expenditures
	(in thousands)
2007	$71,722	$250,593	$8,889
2008	68,905	34,308	738
2009	62,254	29,373	—
2010	57,107	10,408	2,500
2011	54,583	8,918	—
Thereafter	800,176	66,173	—

Total	$1,114,747	$399,773	$12,127

     Excluded from the non-cancelable contracts is $74.3 million related to severance obligations for employment contracts calculated as if such employees were terminated on January 1, 2007.
     Commitment amounts for non-cancelable operating leases and non-cancelable contracts which stipulate an increase in the commitment amount based on an inflationary index have been estimated using an inflation factor of 3% for North America and 1.75% for the United Kingdom.
     During 2006, in connection with our acquisition of the Historic Theatre Group, we guaranteed obligations related to a lease agreement. In the event of default, we could be liable for obligations which have future lease payments (undiscounted) of approximately $45.3 million through the end of 2035 which are not reflected in the table above. The scheduled future minimum rentals for this lease for the years 2007 through 2011 are $1.6 million each year. We believe that the likelihood of material liability being triggered under this lease is remote, and no liability has been accrued for these contingent lease obligations as of December 31, 2006.
     Minimum rentals of $116.5 million to be received in years 2007 through 2020 under non-cancelable subleases are excluded from the commitment amounts in the above table.
     Rent expense charged to operations for 2006, 2005 and 2004 was $71.7 million, $61.7 million and $58.5 million, respectively. In addition to the minimum rental commitments discussed above, the Company has leases that contain contingent payment requirements for which payments vary depending on revenues, tickets sold or other variables. Contingent rent expense charged to operations for 2006, 2005 and 2004 was $11.5 million, $7.0 million and $8.0 million, respectively. The above does not include rent expense for events in third-party venues.
     As of December 31, 2006 and 2005, the Company guaranteed the debt of third parties of approximately $1.9 million for each of the respective periods, primarily related to maximum credit limits on employee and tour related credit cards and, in 2006, this included guarantees of bank lines of credit of a nonconsolidated affiliate and a third-party promoter.
     In connection with the sale of a portion of its sports representation business assets during 2006, the Company guaranteed the performance of a third-party related to an employment contract in the amount of approximately $0.9 million. This guarantee is effective through December 31, 2008; however, it would only require payment by the Company in the event of the buyer’s insolvency. As of December 31, 2006, the carrying value of this liability recorded by the Company was $0.1 million. There was no similar agreement as of December 31, 2005 or 2004.
     Various acquisition agreements include deferred consideration payments including future contingent payments based on the financial performance of the acquired companies, generally over a one to five year period. Contingent payments involving the financial performance of the acquired companies are typically based on the acquired company meeting certain financial performance targets as defined in the agreement. The contingent payment amounts are generally calculated based on predetermined multiples of the achieved financial performance. At December 31, 2006, the Company is unable to estimate the amount of the contingency as it is subject to the future financial performance of the acquired companies. As the contingencies have not been met or resolved as of December 31, 2006, these amounts are not recorded. If future payments are made, amounts will be recorded as additional purchase price.
     The Company has various investments in nonconsolidated affiliates that are subject to agreements that contain provisions that may result in future additional investments to be made by the Company. These values are typically contingent upon the investee meeting certain financial performance targets, as defined in the agreements. The contingent payment amounts are generally calculated based on predetermined multiples of the achieved financial performance not to exceed a predetermined maximum amount. At December 31, 2006, the Company is unable to estimate the amount of the contingency as it is subject to the future financial performance of the investee. As the contingencies have not been met or resolved as of December 31, 2006, these amounts are not recorded. If future payments are made, amounts will be recorded as investments in nonconsolidated affiliates.
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
     The Company is a defendant in twenty-two putative class actions filed by different named plaintiffs in various U.S. District Courts throughout the country. The claims made in these actions are substantially similar to the claims made in the Heerwagen action discussed above, except that the geographic markets alleged are regional, statewide or more local in nature, and the members of the putative classes are limited to individuals who purchased tickets to concerts in the relevant geographic markets alleged. The plaintiffs seek unspecified compensatory, punitive and treble damages, declaratory and injunctive relief and costs of suit, including attorneys’ fees. The Company has filed its answers in some of these actions, and has denied liability. On December 5, 2005, the Company filed a motion before the Judicial Panel on Multidistrict Litigation to transfer these actions and any similar ones commenced in the future to a single federal district court for coordinated pre-trial proceedings. On April 17, 2006, the Panel granted the Company’s motion and ordered the consolidation and transfer of the actions to the U.S. District Court for the Central District of California. The Court has set a hearing on motions for class certification for April 23, 2007, and trial is set for December 11, 2007. The Company intends to vigorously defend all claims in all of the actions.
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
     During 2006, the Company reversed $7.0 million of certain pre-acquisition contingencies related to legal matters which were resolved during the year. As resolution of the legal matters occurred beyond the one-year purchase price allocation period, this reversal was recorded to selling, general and administrative expenses in other operations.
NOTE J — RELATED-PARTY TRANSACTIONS
Relationship with Clear Channel
   Master Separation and Distribution Agreement
     The master separation and distribution agreement provides for, among other things, the principal corporate transactions required to effect the transfer of assets and the Company’s assumption of liabilities necessary to separate the transferred businesses from Clear Channel, the distribution of the Company’s common stock to the holders of record of Clear Channel’s common stock on December 14, 2005, and certain other agreements governing the Company’s relationship with Clear Channel after the date of the Separation. The transfers from Clear Channel to the Company occurred prior to the Separation and all of the assets were transferred on an “as is,” “where is” basis, and the Company and its subsidiaries agreed to bear the economic and legal risks that any conveyance was insufficient to vest in the Company good title, free and clear of any security interest, and that any necessary consents or approvals were not obtained or that any requirements of laws or judgments were not complied with. The Company assumed and agreed to perform and fulfill all of the liabilities arising out of ownership or use of the transferred assets or the operation of the transferred businesses. The Company also agreed, among other things, that for the Company’s 2005 fiscal year and for any fiscal year thereafter for so long as Clear Channel is required to consolidate the Company’s results of operations and financial position with its results of operations and financial position, the Company will not select an independent registered public accounting firm different from Clear Channel.
   Transition Services Agreement
     The transition services agreement governs the provision by Clear Channel to the Company of certain transitional administrative and support services such as treasury, payroll and other financial related services; human resources and employee benefits; legal and related services; information systems, network and related services; investment services; and corporate services. The charges for the transition services are intended to allow Clear Channel to fully recover the allocated direct costs of providing the services, plus all out-of-pocket expenses, generally without profit. The allocation of costs are based on various measures depending on the service provided, including relative revenue, employee headcount or number of users of a service. The services will terminate or were terminated at various times after the completion of the Separation. As of December 31, 2006, only information systems related services are still being provided.
   Tax Matters Agreement
     The tax matters agreement governs the respective rights, responsibilities and obligations of Clear Channel and the Company with respect to tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, non-income taxes and preparing and filing tax returns, as well as with respect to any additional taxes incurred by the Company attributable to actions, events or transactions relating to the Company’s stock, assets or business following the Separation, including taxes imposed if the Separation fails to qualify for tax-free treatment under Section 355 of the Internal Revenue Code of 1986, as amended, or if Clear Channel is not able to recognize certain losses.
   Employee Matters Agreement
     The employee matters agreement provides that the Company will be solely responsible for the majority of the liabilities and expenses relating to the Company’s current and former employees and their covered dependents and beneficiaries, regardless of when incurred.
   Transactions with Clear Channel Directors
     The Company has three non-employee directors on its board of directors that are also directors and executive officers of Clear Channel. These three directors receive directors’ fees, stock options and restricted stock awards as do other non-employee members of the Company’s board of directors.
   Transactions with Clear Channel
     Prior to the Separation, the Company had a revolving line of credit with Clear Channel. See further disclosure in Note F – Long-Term Debt.
     Clear Channel had provided funding for certain of the Company’s acquisitions of net assets. These amounts funded by Clear Channel for these acquisitions were recorded in owner’s net investment as a component of business/shareholders’ equity. Also, certain tax related receivables and payables, which are considered non-cash capital contributions or dividends, were recorded in owner’s net investment. During the fiscal year 2005, Clear Channel made additional non-cash capital contributions of $8.8 million to the Company. During the fourth quarter of 2005, the Company completed the Separation from Clear Channel. As a result, the Company recognized the par value and additional paid-in-capital in connection with the issuance of our common stock in exchange for the net assets contributed by Clear Channel. As of December 31, 2005 there is no longer an owner’s net investment balance recorded.
     From time to time, the Company purchases advertising from Clear Channel and its subsidiaries in the ordinary course of business. For the years ended December 31, 2006, 2005 and 2004, the Company recorded $16.4 million, $12.9 million and $16.7 million, respectively, as components of direct operating expenses and selling, general and administrative expenses for these advertisements.

     Pursuant to a transition services agreement, subsequent to the Separation, Clear Channel provided or provides to the Company certain limited administrative and support services as discussed above. As of December 31, 2006, the only significant services that Clear Channel continues to provide are information systems related services. For the year ended December 31, 2006, the Company recorded an aggregate of $4.9 million for these services as components of selling, general and administrative expenses and corporate expenses.
     Prior to the Separation, Clear Channel provided management services to the Company, which included services similar to the transition services, along with executive oversight. These services were allocated to the Company based on actual direct costs incurred or on the Company’s share of Clear Channel’s estimate of expenses relative to a seasonally adjusted headcount. Management believes this allocation method to be reasonable and the expenses allocated to be materially the same as the amount that would have been incurred on a stand-alone basis. For the years ended December 31, 2005 and 2004, the Company recorded $9.5 million and $9.8 million, respectively, as a component of corporate expenses for these services.
     Clear Channel owns the trademark and trade names used by the Company prior to the Separation. Clear Channel charged the Company a royalty fee based upon a percentage of annual revenue. Clear Channel used a third-party valuation firm to assist in the determination of the royalty fee. For the years ended December 31, 2005 and 2004, the Company recorded $0.5 million and $3.1 million, respectively, of royalty fees in corporate expenses.
     Prior to the Separation, the operations of the Company were included in a consolidated federal income tax return filed by Clear Channel. The Company’s provision for income taxes for 2005 and 2004 was computed on the basis that the Company files separate consolidated income tax returns with its subsidiaries. Tax payments were made to Clear Channel on the basis of the Company’s separate taxable income. Tax benefits recognized on employee stock option exercises prior to the Separation were retained by Clear Channel.
     The Company’s North American employees participated in Clear Channel’s employee benefit plans prior to the Separation, including employee medical insurance, an employee stock purchase plan and a 401(k) retirement benefit plan. These costs were recorded primarily as a component of selling, general and administrative expenses and were approximately $9.0 million for each of the years ended December 31, 2005 and 2004. Subsequent to the Separation, the Company provides its own employee benefit plans.
     In connection with the Separation, the Company entered into various lease and licensing agreements with Clear Channel primarily for office space occupied by the Company’s employees. For the year ended December 31, 2006, the Company recorded $0.7 million of expense as a component of selling, general and administrative expenses related to these agreements.
     As of December 31, 2006, the Company has recorded a liability in accrued expenses to Clear Channel of $1.0 million for the transition services described above and certain other costs paid for by Clear Channel on the Company’s behalf.
Other Relationships
   Transactions with Directors
     In May 2006, the Company acquired a 50.1% controlling interest in the touring business of a commonly owned group of companies operating under the name of Concert Productions International, or CPI, and a 50% interest in several entities in the non-touring business of CPI (collectively, the “CPI Entities”). Concurrent with the acquisition, Michael Cohl became a member of the Company’s board of directors. Mr. Cohl owns a 72.37% interest in Concert Productions International, Inc. (“CPI, Inc.”) which, together with other sellers, sold the Company its interests in the CPI Entities. Through his ownership in CPI, Inc., Mr. Cohl indirectly received consideration from the sale of $72,370 in cash and 54,519 shares of the Company’s common stock, which shares are subject to a Lockup and Registration Rights Agreement. The CPI Entities have entered into a Services Agreement with KSC Consulting (Barbados) Inc. for the executive services of Mr. Cohl, pursuant to which Mr. Cohl serves as Chief Executive Officer of the CPI Entities for a term of five years. For the year ended December 31, 2006, the Company paid $0.6 million to KSC Consulting related to these services. In addition, the Company entered into a Securityholders Agreement and a Credit Agreement in connection with this transaction. The Securityholders Agreement provides, among other things, for the payment of fees and expenses to CPI, Inc. and CPI Entertainment Rights, Inc., a wholly-owned subsidiary of CPI, Inc., and the Credit Agreement requires the Company to make certain extensions of credit to the CPI Entities.
   Other Related Parties

     The Company conducts certain transactions in the ordinary course of business with companies that are owned, in part or in total, by various members of management of the Company’s subsidiaries. These transactions primarily relate to venue rentals, equipment rental, ticketing and other services and reimbursement of certain costs. Expenses of $9.3 million, $10.5 million and $7.9 million were incurred for the years ended December 31, 2006, 2005 and 2004, respectively, and revenues of $1.0 million, $0.5 million, and $0.5 million were earned for the years ended December 31, 2006, 2005 and 2004, respectively, from these companies for services rendered or provided in relation to these business ventures. None of these transactions were with directors or executive officers of the Company.
NOTE K — INCOME TAXES
     Prior to the Separation, the operations of the Company were included in a consolidated federal income tax return filed by Clear Channel. However, for financial reporting purposes, the Company’s provision for income taxes has been computed on the basis that the Company files separate consolidated income tax returns with its subsidiaries. Any accruals related to domestic and certain foreign tax contingencies for items that arose prior to the Separation were retained by Clear Channel.
     Significant components of the provision for income tax expense (benefit) are as follows:

	2006	2005	2004
	(in thousands)
Current — federal	$2,622	$(74,605)	$(68,192)
Current — foreign	23,543	31,170	13,870
Current — state	711	(9,590)	(1,624)

Total current	26,876	(53,025)	(55,946)
Deferred — federal	10,370	111,268	50,162
Deferred — foreign	(36)	(1,127)	(2,201)
Deferred — state	—	4,372	6,450

Total deferred	10,334	114,513	54,411

Income tax expense (benefit)	$37,210	$61,488	$(1,535)

     Current income tax expense increased $79.9 million for the year ended December 31, 2006 as compared to the same period of the prior year due primarily to losses in the United States which the Company is not currently able to use. Losses incurred by the Company during 2005 prior to the Separation could be used by Clear Channel to realize a current tax benefit. Deferred tax expense decreased $104.2 million for the year ended December 31, 2006 as compared to the same period of the prior year due primarily to a decrease in the provision for valuation reserves recorded against deferred tax assets.
     The increase in deferred tax expense of $60.1 million for the year ended December 31, 2005 as compared to the year ended December 31, 2004 was due primarily to a valuation allowance of $77.3 million recorded against certain deferred tax assets in 2005. Prior to the Separation, as a subsidiary of Clear Channel, taxable losses of the Company’s subsidiaries were able to be utilized under a consolidated income tax return with Clear Channel. After the Separation, the Company’s deferred tax assets had to be evaluated on a stand-alone basis and a valuation allowance was recorded based on the Company’s prior history of taxable losses and due to the uncertainty of the Company’s ability to realize its deferred tax assets.
     Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2006 and 2005 are as follows:

	2006	2005
	(in thousands)
Deferred tax liabilities:
Long-term debt	$—	$2,488
Intangible assets	486	—
Prepaid expenses	4,827	—
Foreign	9,073	9,110

Total deferred tax liabilities	14,386	11,598
Deferred tax assets:
Intangible and fixed assets	71,334	48,844
Accrued expenses	6,535	—
Investments in nonconsolidated affiliates	5,309	11,687
Net operating loss carryforwards	106,122	7,378
Bad debt reserves	3,293	3,178
Deferred income	2,941	736
Other	617	7,931

Total gross deferred tax assets	196,151	79,754
Valuation allowance	191,324	77,266

Total deferred tax assets	4,827	2,488

Net deferred tax assets (liabilities)	$(9,559)	$(9,110)

     The valuation allowance was recorded due to the uncertainty of the ability to generate sufficient taxable income necessary to realize certain deferred tax assets in future years. If, at a later date, it is determined that due to a change in circumstances, the Company will utilize all or a portion of those deferred tax assets, the Company will reverse the corresponding valuation allowance with the offset to income tax benefit or to goodwill.
     The deferred tax asset related to intangibles and fixed assets primarily relates to the difference in book and tax basis of tax deductible goodwill created from the Company’s various stock acquisitions. In accordance with FASB Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the Company no longer amortizes goodwill. Thus, a deferred tax benefit for the difference between book and tax amortization for the Company’s tax-deductible goodwill is no longer recognized, as these assets are no longer amortized for book purposes. As the Company continues to amortize its tax basis in its tax deductible goodwill, the deferred tax asset will decrease over time. As of December 31, 2006, the Company has U.S. federal, state and non-U.S. net operating loss carryforwards of $266.7 million, $410.9 million and $12.3 million, respectively. Based on current statutory carryforward periods, these losses will expire on various dates between the years 2007 and 2027. For 2007, the amount of net operating loss carryforwards expected to expire is approximately $6.4 million. The Company's federal net operating loss is subject to statutory limitations on the amount that can be used in any given year.
     The reconciliation of income tax computed at the United States federal statutory tax rates to income tax expense (benefit) is:

	2006	2005	2004
	(in thousands)
Income tax expense (benefit) at statutory rates	$2,018	$(24,196)	$5,154
State income taxes, net of federal tax benefit	711	(5,218)	4,825
Differences of foreign taxes from U.S. statutory rates	(5,658)	8,457	(7,084)
Nondeductible items	10,437	1,365	1,105
Tax contingencies	3,641	—	(6,064)
Minority interest	—	—	522
Change in valuation allowance	29,502	77,266	—
Other, net	(3,441)	3,814	7

	$37,210	$61,488	$(1,535)

     During 2006, the Company recorded tax expense of approximately $37.2 million on income before tax of $5.8 million. As a result of a determination by the Company during 2006 that it may not be able to realize certain deferred tax assets in the future, the Company recorded a valuation allowance of approximately $29.5 million in 2006. In addition, the Company established $84.6 million of additional valuation allowance in 2006 in connection with its acquisition of HOB.
     During 2005, the Company recorded tax expense of approximately $61.5 million on losses before income tax of $69.1 million. Because of uncertainty as to whether the Company may realize certain deferred tax assets in the future, the Company recorded a valuation allowance of approximately $77.3 million in 2005.
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
     Prior to the Separation, certain tax liabilities owed by the Company were remitted to the appropriate taxing authority by Clear Channel and were accounted for as non-cash capital contributions by Clear Channel to the Company. To the extent tax benefits of the Company were utilized by Clear Channel, they were accounted for as non-cash dividends from the Company to Clear Channel. For the years ended December 31, 2005 and 2004, Clear Channel utilized $76.7 million and $64.1 million, respectively, of the Company’s tax benefit.
     The Company regularly assesses the likelihood of additional assessments in each taxing jurisdiction resulting from current and subsequent years’ examinations. Liabilities for income taxes have been established for future income tax assessments when it is probable there will be future assessments and the amount thereof can be reasonably estimated. Once established, liabilities for uncertain tax positions are adjusted only when there is more information available or when an event occurs necessitating a change to the liabilities. The Company believes that the resolution of income tax matters for open years will not have a material effect on its consolidated and combined financial statements although the resolution of income tax matters could impact the Company’s effective tax rate for a particular future period. As of the December 31, 2006 and 2005, the Company had an accrual for tax contingencies of $22.9 million and $16.7 million, respectively.
NOTE L — BUSINESS/SHAREHOLDERS’ EQUITY
   Dividends
     The Company presently intends to retain future earnings, if any, to finance the expansion of its business. Therefore, it does not expect to pay any cash dividends in the foreseeable future. Moreover, the terms of the Company’s senior secured credit facility and the designations of its preferred stock limit the amount of funds which the Company will have available to declare and distribute as dividends on its common stock. Payment of future cash dividends, if any, will be at the discretion of the Company’s board of directors in accordance with applicable law after taking into account various factors, including the financial condition, operating results, current and anticipated cash needs, plans for expansion and contractual restrictions with respect to the payment of dividends.
   Common Stock Reserved for Future Issuance
     Common stock of approximately 9.0 million shares is reserved for future issuances under the stock incentive plan (including 2.2 million options and 0.4 million restricted stock awards currently granted).
   Share Repurchase Program
     On December 22, 2005, the Company’s board of directors authorized a $150.0 million share repurchase program effective as of that date. The repurchase program was authorized through December 31, 2006. As of the expiration of the program on December 31, 2006, 3.4 million shares had been repurchased for an aggregate cost of $42.7 million, including commissions and fees.
   Earnings per Share
     The Company computes net income (loss) per common share in accordance with FASB Statement of Financial Accounting Standards No. 128, Earnings per Share (“Statement 128”). Under the provisions of Statement 128, basic net income per common share is computed by dividing the net income applicable to common shares by the weighted average of common shares outstanding during the period. Diluted net income per common share adjusts basic net income per common share for the effects of stock options, restricted stock and other potentially dilutive financial instruments only in the periods in which such effect is dilutive.
     The following table sets forth the computation of basic and diluted net income (loss) per common share:

	2006	2005
	(in thousands, except per share data)
Numerator:
Net loss	$(31,442)	$(130,619)
Effect of dilutive securities — none	—	—

Numerator for net loss per common share — basic and diluted	$(31,442)	$(130,619)
Denominator:
Weighted average common shares	64,853	66,809
Effect of dilutive securities:
Stock options and restricted stock	—	—

Denominator for net loss per common share — basic and diluted	64,853	66,809
Net loss per common share:
Basic and diluted	$(0.48)	$(1.96)

     The Company has excluded all potentially dilutive securities such as unvested restricted stock and outstanding options to purchase common stock from the calculation of diluted net loss per common share because such securities are anti-dilutive. For the years ended December 31, 2006 and 2005, the diluted weighted average common shares outstanding excludes the dilutive effect of 829,128 and 539,938 total shares of stock options and restricted stock, respectively, because these securities were anti-dilutive. In addition, for the year ended December 31, 2006, the dilutive weighted average common shares outstanding excludes the dilutive effect of 80,000 stock option shares since such options have an exercise price in excess of the average market value of the Company’s common stock during the respective period. No information is shown for the year ended December 31, 2004 as the Company had no outstanding shares prior to the Separation.
NOTE M — STOCK BASED COMPENSATION
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
     As a result of the adoption of Statement 123(R), stock-based compensation expense recognized during the year ended December 31, 2006 includes compensation expense for all share-based payments granted on or prior to, but not yet vested at the end of the period based on the grant date fair value estimated in accordance with the provisions of Statement 123(R).

     Due to the adoption of Statement 123(R), the Company’s operating income, income before income taxes and net income (loss) were $2.1 million lower for the year ended December 31, 2006 due to the recording of non-cash compensation related to stock options. Prior to the adoption of Statement 123(R) and through December 31, 2006, no tax benefits from the exercise of stock options have been recognized as no options granted by the Company subsequent to the Separation have been exercised. Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with Statement 123(R).
     The following table illustrates the effect on operating results and per share information had the Company accounted for share-based compensation in accordance with Statement 123(R) for the periods indicated. Due to the Separation, the Company’s pro forma disclosures for 2005 and 2004 include stock compensation expense for options granted by Clear Channel prior to the Separation, and options granted by the Company after the Separation, when applicable. As the Company had no shares outstanding at December 31, 2004, there is no pro forma loss per common share to disclose. The required pro forma disclosures are as follows:

	2005	2004
	(in thousands, except per share data)
Net income (loss):
Reported	$(130,619)	$16,260
Pro forma stock compensation expense, net of tax:
Live Nation options	(47)	—
Clear Channel options	6,713	(11,368)

Net income (loss) including non-cash compensation expense	$(123,953)	$4,892

Basic and diluted net income (loss) per common share:
Reported	$(1.96)
Pro forma	$(1.86)
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

	2006	2005
Risk-free interest rate	4.57% - 4.86%	4.71%
Dividend yield	0.0%	0.0%
Volatility factors	28%	25%
Weighted average expected life (in years)	5 - 7.5	5 - 7.5
     Clear Channel calculated the fair value for the options in Clear Channel stock at the date of grant using a Black-Scholes option-pricing model with the following assumptions for 2005 and 2004:

	2005	2004
Risk-free interest rate	3.76% - 4.44%	2.21% - 4.51%
Dividend yield	1.46% - 2.36%	.90% - 1.65%
Volatility factors	25%	42% - 50%
Weighted average expected life (in years)	5 - 7.5	3 - 7.5
     The following table presents a summary of the Company’s stock options outstanding at, and stock option activity during, the years ended December 31, 2006 and 2005 (“Price” reflects the weighted average exercise price per share):

	2006		2005
	Options	Price	Options	Price
	(in thousands, except per share data)
Outstanding, January 1	2,078	$10.60	—	$—
Granted	90	21.88	2,078	10.60
Exercised	—	—	—	—
Forfeited or expired	(16)	10.60	—	—

Outstanding, December 31	2,152	$11.07	2,078	$10.60

Exercisable, December 31	32	$10.60	—	—
Weighted average fair value per option granted		$3.81		$3.51

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
     There were 6.4 million shares available for future grants under the stock incentive plan at December 31, 2006. Upon share option exercise or vesting of restricted stock, the Company issues new shares to fulfill these grants. Vesting dates on the stock options range from December 2007 to December 2011, and expiration dates range from December 2012 to December 2016 at exercise prices and average contractual lives as follows:

		Weighted
		Average
	Outstanding	Remaining	Weighted		Weighted
Range of	as of	Contractual	Average	Exercisable	Average
Exercise	12/31/06	Life	Exercise	as of	Exercise
Prices	(in thousands)	(in years)	Price	12/31/06	Price
$10.60	2,062	7.3	$10.60	32	$10.60
$20.00 - $25.00	90	7.7	$21.88	—	$—
     The total intrinsic value of options exercisable as of December 31, 2006 was $.1 million.
   Restricted Stock Awards
     Prior to the Separation, Clear Channel granted restricted stock awards to the Company’s employees. All Clear Channel restricted stock awards held by the Company’s employees at the date of the Separation were forfeited due to the termination of their employment with the Clear Channel group of companies.
     Subsequent to the Separation, the Company has granted restricted stock awards to its employees and directors under the stock incentive plan. These common shares carry a legend which restricts their transferability for a term of one to five years and are forfeited in the event the recipient’s employment or relationship with the Company is terminated prior to the lapse of the restriction. Recipients of the restricted stock awards are entitled to all cash dividends as of the date the award was granted. The fair value of the restricted stock is amortized to expense on a straight-line basis over the restricted stock’s vesting period.
     The following table presents a summary of the Company’s restricted stock awards outstanding at December 31, 2006 and 2005 (“Price” reflects the weighted average share price at the date of grant):

	2006		2005
	Awards	Price	Awards	Price
	(in thousands, except per share data)
Outstanding, January 1	319	$10.60	—	$—
Granted	65	21.12	319	10.60
Forfeited	(1)	10.60	—	—
Vested	22	10.60	—	—

Outstanding, December 31	361	$12.39	319	$10.60

     The Company recorded $3.3 million of non-cash compensation expense during the year ended December 31, 2006 related to nonvested stock-based compensation arrangements for stock options and restricted stock awards with $1.7 million recorded in selling, general and administrative expenses and $1.6 million recorded in corporate expenses. As of December 31, 2006, there was $9.6 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements for stock options and restricted stock awards. This cost is expected to be recognized over the next 5 years.
NOTE N — EMPLOYEE STOCK AND SAVINGS PLANS
   Employee Benefit Plans

     Prior to the Separation, the Company’s employees were eligible to participate in various 401(k) savings and other plans provided by Clear Channel for the purpose of providing retirement benefits for substantially all employees. Both the employees and the Company made contributions to the plan. The Company matched a portion of an employee’s contribution. The Company matched 50% of the employee’s first 5% of pay contributed to the plan. Company matched contributions vest to the employees based upon their years of service to the Company.
     Subsequent to the Separation, the Company adopted various 401(k) savings and other plans for the purpose of providing retirement benefits for substantially all employees. Both the employees and the Company make contributions to the plan. The Company matches 50% of the employee’s first 5% of pay contributed to the plan. Company matched contributions vest to the employees based upon their years of service to the Company.
     Contributions to these plans of $1.6 million, $2.1 million and $2.1 million were charged to expense for the years ended December 31, 2006, 2005 and 2004, respectively.
     The Company’s employees were also eligible to participate in a non-qualified employee stock purchase plan provided by Clear Channel. Under the plan, shares of Clear Channel’s common stock could be purchased at 85% of the market value on the day of purchase. Employees could purchase shares having a value not exceeding 10% of their annual gross compensation or $25,000, whichever is lower. During 2005 and 2004, all Clear Channel employees purchased 222,789 and 262,163 shares at weighted average share prices of $28.79 and $32.05, respectively. The Company’s employees represent approximately 6% of the total participation in this plan. Subsequent to the Separation, the Company did not adopt a non-qualified employee stock purchase plan.
     Prior to the Separation, certain highly compensated employees of the Company were eligible to participate in a non-qualified deferred compensation plan provided by Clear Channel, which allowed deferrals up to 50% of their annual salary and up to 80% of their bonus before taxes. The Company did not match any deferral amounts. Clear Channel retained ownership of all assets until distributed and recorded the liability under this deferred compensation plan. In connection with the Separation, Clear Channel transferred to the Company the asset and liability related to the deferrals made by the Company’s employees.
     Subsequent to the Separation, the Company adopted a non-qualified deferred compensation plan for highly compensated employees and directors. The plan allows employees to defer up to 50% of their annual salary and up to 80% of their bonus before taxes and allows directors to defer up to 100% of their compensation. Matching contributions are made at the sole discretion of the Company’s compensation committee and the Company retains ownership of all assets until distributed. The liability under the deferred compensation plan at December 31, 2006 was approximately $1.9 million which is recorded in other long-term liabilities.
NOTE O — OTHER INFORMATION
   Variable Interest Entities
     During May 2006, the Company acquired a 50% interest in several entities in the non-touring business of Concert Productions International (“CPI Non-Touring Entities”) for $0.1 million in cash and 75,195 shares of the Company’s common stock. Based on the average of the closing prices of the Company’s common stock two trading days before and two trading days after the day of the transaction of $22.41, the total purchase price was $1.8 million. The CPI Non-Touring Entities primarily invest in theatrical productions. In connection with the acquisition, the Company entered into a Credit Agreement with the CPI Non-Touring Entities agreeing to extend loans to each of the entities for all their working capital and project funding requirements. The loans made under the Credit Agreement are secured by substantially all of the material assets of the CPI Non-Touring Entities, which primarily consists of investments in nonconsolidated affiliates with a carrying value of approximately $9.0 million as of December 31, 2006. As of December 31, 2006, the CPI Non-Touring Entities had no outstanding loans to the Company under the Credit Agreement.
     The Company has consolidated the CPI Non-Touring Entities in its December 31, 2006 balance sheet as the CPI Non-Touring Entities were determined to be variable interest entities and the Company their primary beneficiary because the Company has assumed more risk for the CPI Non-Touring Entities through the terms of the Credit Agreement.
   Other
     Included in loss (gain) on sale of operating assets for the year ended December 31, 2006 is a $10.6 million gain related to the sale of portions of the Company’s sports representation business assets related to basketball, golf, football, media, tennis, baseball, soccer and rugby representation and events which were sold in 2006. Part of these sales were made to a former member of senior management of the Company.
     Included in loss (gain) on sale of operating assets for the year ended December 31, 2005 was a $3.0 million loss related to the sale of certain exhibition assets during the fourth quarter of 2005.
     Included in other expense (income) — net for the year ended December 31, 2006 is income of $5.9 million related to a fee received on the sale of land in Ireland which was sold in April 2006 to the minority interest holder in this entity. This fee was for payment of services provided by the Company in completing the sale since, under the terms of the original acquisition that included this asset, the Company did not have the rights to the appreciation in the value of this property. The minority interest holder contributed his share of the appreciation in the value of the land to the entity.

	For the Year Ended December 31,
	2006	2005	2004
	(in thousands)
The following details the components of “Other expense (income) — net”:
Loss on sale of investment	$1,659	$—	$—
Currency exchange loss (gain)	3,130	(1,154)	1,355
Other, net	(6,009)	1,600	256

Total other expense (income) — net	$(1,220)	$446	$1,611

	As of December 31,
	2006	2005
	(in thousands)
The following details the components of “Other current assets”:
Investments in theatrical productions	$13,578	$9,955
Inventory	12,369	5,587
Cash held in escrow	10,124	23,273
Other	2,448	7,480

Total other current assets	$38,519	$46,295

The following details the components of “Other assets”:
Prepaid management and booking fees	$12,392	$10,724
Prepaid rent	21,756	6,889
Debt issuance costs	7,714	3,005
Other	8,337	6,933

Total other assets	$50,199	$27,551

The following details the components of “Accrued expenses”:
Accrued event expenses	$107,770	$98,359
Collections on behalf of others	136,643	71,823
Current deferred tax liabilities	2,357	9,110
Accrued expenses — other	224,644	203,314

Total accrued expenses	$471,414	$382,606

The following details the components of “Other long-term liabilities”:
Tax contingencies	$22,935	$16,745
Deferred revenue	13,309	4,973
Accrued rent	33,702	22,901
Other	18,844	9,048

Total other long-term liabilities	$88,790	$53,667

NOTE P — SEGMENT DATA
     Following the Separation, the Company reorganized its business units and the way in which these businesses are assessed and therefore changed its reportable operating segments, starting in 2006, to Events, Venues and Sponsorship, and Digital Distribution. Multiple operating segments are aggregated as the reportable segments for Events and Venues and Sponsorship. The Events segment principally involves the promotion or production of live music shows, theatrical performances and specialized motor sports events and provides various services to artists. The Venues and Sponsorship segment principally involves the operation of venues and the sale of premium seats, national and local sponsorships and placement of advertising, including signage and promotional programs, and naming of subscription series and venues. The Digital Distribution segment principally involves the management of the Company’s third-party ticketing relationships, in-house ticketing operations and online and wireless distribution activities, including the development of the Company’s website. Included in the Digital Distribution revenue below are revenues from ticket rebates earned on tickets sold through phone, outlet and internet, for events promoted by the Events segment. “Other” includes sports representation, as well as other business initiatives.
     The Company has reclassified all periods presented to conform to the current period presentation. Revenue and expenses earned and charged between segments are eliminated in consolidation. Corporate expenses, interest income, interest expense, equity in losses (earnings) of nonconsolidated affiliates, minority interest expense (income), other expense (income) — net and income tax expense (benefit) are managed on a total company basis.
     There are no customers that individually account for more than ten percent of the Company’s consolidated and combined revenues in any year.

		Venues					Consolidated
		and	Digital				and
(in thousands)	Events	Sponsorship	Distribution	Other	Corporate	Eliminations	Combined
2006
Revenue	$2,932,720	$635,753	$99,000	$33,398	$—	$(9,312)	$3,691,559
Direct operating expenses	2,764,189	213,277	7,424	6,223	—	(9,312)	2,981,801
Selling, general and administrative expenses	230,609	267,651	16,115	14,729	—	—	529,104
Depreciation and amortization	17,010	106,320	875	945	3,017	—	128,167
Loss (gain) on sale of operating assets	(1,733)	1,195	—	(10,981)	(121)	—	(11,640)
Corporate expenses	—	—	—	—	33,863	—	33,863

Operating income (loss)	$(77,355)	$47,310	$74,586	$22,482	$(36,759)	$—	$30,264

Intersegment revenues	$—	$9,154	$158	$—	$—	$—	$9,312
Identifiable assets	$693,100	$1,388,448	$41,342	$53,990	$48,122	$—	$2,225,002
Capital expenditures	$3,861	$48,937	$5,473	$48	$7,386	$—	$65,705

2005
Revenue	$2,266,176	$535,870	$72,576	$73,422	$—	$(11,199)	$2,936,845
Direct operating expenses	2,120,884	177,961	3,059	20,173	—	(11,152)	2,310,925
Selling, general and administrative expenses	248,454	224,914	3,153	42,461	—	(75)	518,907
Depreciation and amortization	9,631	48,602	278	2,115	3,996	—	64,622
Loss (gain) on sale of operating assets	2,161	(105)	—	738	2,065	—	4,859
Corporate expenses	—	—	—	—	50,715	—	50,715

Operating income (loss)	$(114,954)	$84,498	$66,086	$7,935	$(56,776)	$28	$(13,183)

Intersegment revenues	$—	$11,167	$32	$—	$—	$—	$11,199
Identifiable assets	$658,960	$966,965	$10,078	$39,945	$100,636	$—	$1,776,584
Capital expenditures	$19,587	$65,890	$8	$146	$6,889	$—	$92,520

2004
Revenue	$2,110,824	$562,967	$74,641	$72,379	$—	$(14,683)	$2,806,128
Direct operating expenses	2,003,969	167,035	3,431	23,960	—	(13,268)	2,185,127
Selling, general and administrative expenses	203,422	208,617	3,410	44,761	—	(44)	460,166
Depreciation and amortization	10,975	45,019	320	2,800	4,981	—	64,095
Loss (gain) on sale of operating assets	(3,285)	9,640	—	20	(4)	—	6,371
Corporate expenses	—	—	—	—	31,386	—	31,386

Operating income (loss)	$(104,257)	$132,656	$67,480	$838	$(36,363)	$(1,371)	$58,983

Intersegment revenues	$—	$14,683	$—	$—	$—	$—	$14,683
Identifiable assets	$409,139	$868,962	$11,282	$48,684	$140,639	$—	$1,478,706
Capital expenditures	$4,305	$65,722	$145	$216	$3,047	$—	$73,435

     The following table provides information on the Company’s foreign operations included in the consolidated and combined amounts above:

	United Kingdom	Other Foreign	Total Foreign
(in thousands)	Operations	Operations	Operations
2006
Revenue	$533,534	$487,355	$1,020,889
Identifiable assets	$437,989	$308,471	$746,460

2005
Revenue	$427,834	$477,746	$905,580
Identifiable assets	$299,282	$298,367	$597,649

2004
Revenue	$353,696	$422,398	$776,094
Identifiable assets	$174,915	$249,528	$424,443
NOTE Q – QUARTERLY RESULTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	March 31,		June 30,		September 30,		December 31,
	2006	2005	2006	2005	2006	2005	2006	2005
Revenue	$516,567	$444,483	$768,230	$741,691	$1,354,789	$998,414	$1,051,973	$752,257
Operating expenses:
Direct operating expenses	377,832	314,634	604,779	583,318	1,119,920	781,280	879,270	631,694
Selling, general and administrative expenses	116,016	123,031	129,187	120,227	139,212	128,141	144,689	147,507
Depreciation and amortization	15,005	15,477	16,306	15,282	62,576	15,633	34,280	18,230
Loss (gain) on sale of operating assets	(7,728)	(357)	(1,682)	(260)	(2,091)	191	(139)	5,285
Corporate expenses	7,379	19,224	7,958	7,866	7,605	11,301	10,921	12,324

Operating income (loss)	8,063	(27,526)	11,682	15,258	27,567	61,868	(17,048)	(62,783)
Interest expense	7,813	619	8,348	875	8,636	1,177	12,421	3,388
Interest expense with Clear Channel Communications	—	11,188	—	10,827	—	13,704	—	10,718
Interest income	(1,480)	(485)	(4,496)	(459)	(2,992)	(584)	(3,478)	(978)
Equity in earnings of nonconsolidated affiliates	(1,824)	(510)	(1,478)	2,129	(2,453)	(1,776)	(5,510)	433
Minority interest expense (income)	(835)	173	151	398	8,274	4,960	4,619	(295)
Other expense (income) — net	2,554	(632)	(5,879)	(129)	872	915	1,233	292

Income (loss) before income taxes	1,835	(37,879)	15,036	1,617	15,230	43,472	(26,333)	(76,341)
Income tax expense (benefit)	718	(15,152)	5,354	647	24,331	17,389	6,807	58,604

Net income (loss)	$1,117	$(22,727)	$9,682	$970	$(9,101)	$26,083	$(33,140)	$(134,945)

Net income (loss) per common share:
Basic	$0.02		$0.15		$(0.14)		$(0.51)	$(2.02)

Diluted	$0.02		$0.15		$(0.14)		$(0.51)	$(2.02)

Dividends declared per share	$—		$—		$—		$—	$—

Stock Price:
High	$19.99		$24.90		$22.66		$24.66	$14.00

Low	$12.77		$18.87		$18.17		$19.60	$10.55

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Introduction
     Live Nation became subject to the periodic and other reporting requirements of the Securities Exchange Act of 1934, as amended, on December 21, 2005, the date of our Separation from Clear Channel.
Evaluation of Disclosure Controls and Procedures
     We have established disclosure controls and procedures to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and our board of directors.
     Based on their evaluation as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer of the Company have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal controls will prevent all possible error and fraud. Our disclosure controls and procedures are, however, designed to provide reasonable assurance of achieving their objectives, and our Chief Executive Officer and Chief Financial Officer have concluded that our financial controls and procedures are effective at that reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.
     During 2006, we completed the acquisitions of Concert Productions International (May), Cinq Group, LLC (June), Musictoday LLC (September), HOB Entertainment, Inc. (November) and Gamerco, S.A. (December). Consistent with published guidance of the SEC, our management excluded the acquired companies from the scope of its assessment of internal control over financial reporting as of December 31, 2006. Total assets and total revenues from the acquisitions represented approximately 27% and 7%, respectively, of the related consolidated financial statement amounts of Live Nation as of and for the year ended December 31, 2006.
     Ernst & Young, LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of our internal control over financial reporting. The attestation report is included herein.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Live Nation, Inc.
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Live Nation, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Live Nation, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Concert Productions International, Cinq Group LLC (Trunk), Musictoday LLC, HOB Entertainment, Inc., and Gamerco, S.A., which are included in the 2006 consolidated financial statements of Live Nation, Inc. and constituted 27% of total assets as of December 31, 2006 and 7% of total revenues for the year then ended. Our audit of internal control over financial reporting of Live Nation, Inc. also did not include an evaluation of the internal control over financial reporting of Concert Productions International, Cinq Group LLC (Trunk), Musictoday LLC, HOB Entertainment, Inc., and Gamerco, S.A.
     In our opinion, management’s assessment that Live Nation, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Live Nation, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Live Nation, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated and combined statements of operations, changes in business/shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Live Nation, Inc. and our report dated February 28, 2007 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Los Angeles, California
February 28, 2007

Item 9B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Other than the information set forth under Item 1. Business — Executive Officers, the information required by this Item is incorporated by reference to our Definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.
Item 11. Executive Compensation
     The information required by this Item is incorporated by reference to our Definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this Item is incorporated by reference to our Definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this Item is incorporated by reference to our Definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.
Item 14. Principal Accounting Fees and Services
     The information required by this Item is incorporated by reference to our Definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)1. Financial Statements.
The following consolidated and combined financial statements are included in Item 8:
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated and Combined Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004
Consolidated and Combined Statements of Changes in Business/Shareholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004
Consolidated and Combined Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004
Notes to Consolidated and Combined Financial Statements
     Under Rule 3-09 of Regulation S-X, Live Nation is required to file separate audited financial statements of Broadway in Chicago. Live Nation expects to file those financial statements by amendment to its Annual Report on Form 10-K on or before March 31, 2007.
(a)2. Financial Statement Schedule.
     The following financial statement schedule for the years ended December 31, 2006, 2005 and 2004 is filed as part of this report and should be read in conjunction with the consolidated and combined financial statements.
Schedule II Valuation and Qualifying Accounts
     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts
(in thousands)

		Charges
	Balance at	to Costs,	Write-off			Balance
	Beginning	Expenses	of Accounts			at end of
Description	of period	and other	Receivable	Other		Period
Year ended December 31, 2004	$11,595	$2,017	$(3,546)	$108	(1)	$10,174

Year ended December 31, 2005	$10,174	$4,767	$(5,191)	$(232	)(1)	$9,518

Year ended December 31, 2006	$9,518	$5,923	$(1,693)	$(283	)(2)	$13,465

(1)	Foreign currency adjustments.

(2)	Write-off of allowance for doubtful accounts resulting from dispositions, partially offset by foreign currency adjustments and allowance for doubtful accounts resulting from acquisitions.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Deferred Tax Asset Valuation Allowance
(in thousands)

		Charges
	Balance at	to Costs,			Balance at
	Beginning	Expenses			end of
Description	of period	and other(2)	Deletions(1)	Other (3)	Period
Year ended December 31, 2004	$57,805	$—	$57,805	$—	$—

Year ended December 31, 2005	$—	$77,266	$—	$—	$77,266

Year ended December 31, 2006	$77,266	$29,502	$—	$84,556	$191,324

(1)	In 2004, the Company utilized net operating loss carryforwards and certain deferred tax assets, which resulted in the reduction of the allowance for those net operating loss carryforwards and other assets.

(2)	In 2005 and 2006, the Company determined that it may not be able to realize certain deferred tax assets in the future and recorded a valuation allowance accordingly.

(3)	In 2006, the Company established allowances against deferred tax assets in connection with the Company’s acquisition of HOB.

(a)3. Exhibits.

Exhibit
Number	Description
2.1	Master Separation and Distribution Agreement between Clear Channel Communications, Inc. and CCE Spinco, Inc., (now Live Nation, Inc.) dated December 20, 2005 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed December 23, 2005).

2.2	Agreement and Plan of Merger, dated June 30, 2006, by and among Live Nation Worldwide, Inc., Harry Merger Sub Inc., HOB Entertainment, Inc. (“HOB”) and certain HOB stockholders named therein (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed July 7, 2006).

3.1	Amended and Restated Certificate of Incorporation of CCE Spinco, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 16, 2005).

3.2	Amended and Restated Bylaws of CCE Spinco, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 23, 2005).

4.1	Rights Agreement between CCE Spinco, Inc. and The Bank of New York, as rights agent, dated December 21, 2005 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 23, 2005).

4.2	Form of Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed December 23, 2005).

4.3	Form of Right Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed December 23, 2005).

4.4	Lockup and Registration Rights Agreement, dated May 26, 2006, by and among Live Nation, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc., and the other parties set forth therein (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed June 2, 2006).

4.5	Incremental Assumption Agreement and Amendment No. 1 dated as of November 3, 2006, to the Credit Agreement dated as of December 21, 2005, among Live Nation, Inc., Live Nation Worldwide, Inc. and the Foreign Borrowers party thereto, as Borrowers, JP Morgan Chase, N.A., as Administrative Agent, JP Morgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed November 9, 2006).

4.6	Amendment No. 2 dated as of December 6, 2006, to the Credit Agreement dated as of December 21, 2005, as amended as of November 3, 2006, among Live Nation, Inc., Live Nation Worldwide, Inc. and the Foreign Borrowers party thereto, as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed December 21, 2006).

4.7	Incremental Assumption Agreement and Amendment No. 3 dated as of December 11, 2006, to the Credit Agreement dated as of December 21, 2005, as amended as of November 3, 2006 and December 11, 2006, among Live Nation, Inc., Live Nation Worldwide, Inc. and the Foreign Borrowers party thereto, as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed December 21, 2006).

4.8	Amendment No 1. to the Live Nation, Inc. Nonqualified Deferred Compensation Plan, effective August 4, 2006 (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 filed December 7, 2006 (No. 333-139178)).

10.1	Transition Services Agreement between CCE Spinco, Inc. and Clear Channel Management Services, L.P. dated December 21, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.2	Tax Matters Agreement among CCE Spinco, Inc., CCE Holdco #2, Inc. and Clear Channel Communications, Inc., dated December 21, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 23, 2005).

Exhibit
Number	Description
10.3	Employee Matters Agreement between CCE Spinco, Inc. and Clear Channel Communications, Inc., dated December 21, 2005 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.4	Trademark and Copyright License Agreement between CCE Spinco, Inc. and Clear Channel Identity, L.P., dated December 21, 2005 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.5 §	Clear Channel Entertainment Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.6	Certificate of Incorporation of CCE Holdco #2, Inc. (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.7 §	CCE Spinco, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.8 §	Form of Stock Option Agreement under the CCE Spinco, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.9 §	Form of Restricted Stock Award Agreement under the CCE Spinco, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.10 §	CCE Spinco, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.11	Credit Agreement, dated as of December 21, 2005, among SFX Entertainment, Inc. and the foreign borrowers party thereto, as Borrowers, and CCE Spinco, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, Bank of America, N.A., as Syndication Agent, and J.P. Morgan Securities Inc. and Bank of America Securities LLC, as Co-Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.12	Guarantee and Collateral Agreement, dated December 21, 2005, among CCE Spinco, Inc., SFX Entertainment, Inc., the other subsidiaries of CCE Spinco, Inc. identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.13 §	Employment Agreement, dated August 17, 2005, by and between SFX Entertainment, Inc., d/b/a Clear Channel Entertainment and Michael Rapino (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form 10 (File No. 001-32601)).

10.14 §	Employment Agreement, dated November 28, 2005, by and between SFX Entertainment, Inc., d/b/a Clear Channel Entertainment and Alan Ridgeway (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form 10 (File No. 001-32601)).

10.15 §	First Amendment to Employment Agreement entered into August 8, 2006 by and between Live Nation Worldwide, Inc. and Alan Ridgeway (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed August 11, 2006).

10.16 §	Employment Agreement, dated December 22, 2004, by and between Kathy Willard and SFX Entertainment, Inc., d/b/a/Clear Channel Entertainment, as amended December 1, 2005 effective January 1, 2005 (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.17 §	Employment Agreement dated March 13, 2006 by and between SFX Entertainment, Inc., d/b/a Live Nation, and Michael G. Rowles (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 1, 2006).

10.18 §	Employment Agreement entered into May 1, 2006 by and between SFX Entertainment, Inc., d/b/a Live Nation and Charles Walker (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed August 11, 2006).

10.19 §	Employment Agreement entered into May 1, 2006 by and between SFX Entertainment, Inc., d/b/a Live Nation and Bruce Eskowitz (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 5, 2006).

10.20	Membership Interest Purchase Agreement dated January 26, 2006 by and among SFX Sports Group, Inc.

Exhibit
Number	Description
and Arn Tellem (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 17, 2006).

10.21	Stock Purchase Agreement, dated May 26, 2006, by and among Live Nation, Inc., SFX Entertainment, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc., Michael Cohl and the other parties set forth therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 2, 2006).

10.22	Securityholders Agreement, dated May 26, 2006, by and among Live Nation, Inc., SFX Entertainment, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc., Michael Cohl and the other parties set forth therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 2, 2006).

10.23 §	Services Agreement, dated May 26, 2006, by and among CPI International Touring Inc., CPI Touring (USA), Inc., Grand Entertainment (Row), LLC, CPI Entertainment Content (2005), Inc., CPI Entertainment Content (2006), Inc., KSC Consulting (Barbados) Inc. and Michael Cohl (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed June 2, 2006).

10.24	Credit Agreement, dated May 26, 2006, by and among Live Nation, Inc., SFX Entertainment, Inc., CPI International Touring Inc., CPI Touring (USA), Inc., Grand Entertainment (Row), LLC, CPI Entertainment Content (2005), Inc., and CPI Entertainment Content (2006), Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed June 2, 2006).

12.1 *	Computation of Ratio of Earnings to Fixed Charges.

21.1 *	Subsidiaries of the Company.

23.1 *	Consent of Ernst & Young LLP

31.1 *	Certification of Chief Executive Officer.

31.2 *	Certification of Chief Financial Officer.

32.1 *	Section 1350 Certification of Chief Executive Officer.

32.2 *	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

§	Management contract or compensatory plan or arrangement.
     The Company has not filed long-term debt instruments of its subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2007.

LIVE NATION, INC.

By:	/s/ Michael Rapino

Michael Rapino
President and Chief Executive Officer
POWER OF ATTORNEY
     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Michael Rapino and Alan Ridgeway, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael Rapino	President and Chief Executive Officer and Director	March 1, 2007
Michael Rapino

/s/ Alan Ridgeway	Chief Financial Officer	March 1, 2007
Alan Ridgeway

/s/ Kathy Willard	Chief Accounting Officer	March 1, 2007
Kathy Willard

/s/ Henry Cisneros	Director	March 1, 2007
Henry Cisneros

/s/ Michael Cohl	Director	March 1, 2007
Michael Cohl

/s/ Robert Ted Enloe, III	Director	March 1, 2007
Robert Ted Enloe, III

/s/ Jeffrey T. Hinson	Director	March 1, 2007
Jeffrey T. Hinson

/s/ L. Lowry Mays	Director	March 1, 2007
L. Lowry Mays

/s/ Mark P. Mays	Director	March 1, 2007
Mark P. Mays

/s/ Randall T. Mays	Director	March 1, 2007
Randall T. Mays

/s/ Connie McCombs McNab	Director	March 1, 2007
Connie McCombs McNab

/s/ John N. Simons, Jr.	Director	March 1, 2007
John N. Simons, Jr.

/s/ Timothy P. Sullivan	Director	March 1, 2007
Timothy P. Sullivan

/s/ Harvey Weinstein	Director	March 1, 2007
Harvey Weinstein

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Master Separation and Distribution Agreement between Clear Channel Communications, Inc. and CCE Spinco, Inc., (now Live Nation, Inc.) dated December 20, 2005 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed December 23, 2005).

2.2	Agreement and Plan of Merger, dated June 30, 2006, by and among Live Nation Worldwide, Inc., Harry Merger Sub Inc., HOB Entertainment, Inc. (“HOB”) and certain HOB stockholders named therein (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed July 7, 2006).

3.1	Amended and Restated Certificate of Incorporation of CCE Spinco, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 16, 2005).

3.2	Amended and Restated Bylaws of CCE Spinco, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 23, 2005).

4.1	Rights Agreement between CCE Spinco, Inc. and The Bank of New York, as rights agent, dated December 21, 2005 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 23, 2005).

4.2	Form of Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed December 23, 2005).

4.3	Form of Right Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed December 23, 2005).

4.4	Lockup and Registration Rights Agreement, dated May 26, 2006, by and among Live Nation, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc., and the other parties set forth therein (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed June 2, 2006).

4.5	Incremental Assumption Agreement and Amendment No. 1 dated as of November 3, 2006, to the Credit Agreement dated as of December 21, 2005, among Live Nation, Inc., Live Nation Worldwide, Inc. and the Foreign Borrowers party thereto, as Borrowers, JP Morgan Chase, N.A., as Administrative Agent, JP Morgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed November 9, 2006).

4.6	Amendment No. 2 dated as of December 6, 2006, to the Credit Agreement dated as of December 21, 2005, as amended as of November 3, 2006, among Live Nation, Inc., Live Nation Worldwide, Inc. and the Foreign Borrowers party thereto, as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed December 21, 2006).

4.7	Incremental Assumption Agreement and Amendment No. 3 dated as of December 11, 2006, to the Credit Agreement dated as of December 21, 2005, as amended as of November 3, 2006 and December 11, 2006, among Live Nation, Inc., Live Nation Worldwide, Inc. and the Foreign Borrowers party thereto, as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed December 21, 2006).

4.8	Amendment No 1. to the Live Nation, Inc. Nonqualified Deferred Compensation Plan, effective August 4, 2006 (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 filed December 7, 2006 (No. 333-139178)).

10.1	Transition Services Agreement between CCE Spinco, Inc. and Clear Channel Management Services, L.P. dated December 21, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.2	Tax Matters Agreement among CCE Spinco, Inc., CCE Holdco #2, Inc. and Clear Channel Communications, Inc., dated December 21, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.3	Employee Matters Agreement between CCE Spinco, Inc. and Clear Channel Communications, Inc., dated December 21, 2005 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed December 23, 2005).

Exhibit
Number	Description
10.4	Trademark and Copyright License Agreement between CCE Spinco, Inc. and Clear Channel Identity, L.P., dated December 21, 2005 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.5 §	Clear Channel Entertainment Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.6	Certificate of Incorporation of CCE Holdco #2, Inc. (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.7 §	CCE Spinco, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.8 §	Form of Stock Option Agreement under the CCE Spinco, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.9 §	Form of Restricted Stock Award Agreement under the CCE Spinco, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.10 §	CCE Spinco, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.11	Credit Agreement, dated as of December 21, 2005, among SFX Entertainment, Inc. and the foreign borrowers party thereto, as Borrowers, and CCE Spinco, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, Bank of America, N.A., as Syndication Agent, and J.P. Morgan Securities Inc. and Bank of America Securities LLC, as Co-Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.12	Guarantee and Collateral Agreement, dated December 21, 2005, among CCE Spinco, Inc., SFX Entertainment, Inc., the other subsidiaries of CCE Spinco, Inc. identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.13 §	Employment Agreement, dated August 17, 2005, by and between SFX Entertainment, Inc., d/b/a Clear Channel Entertainment and Michael Rapino (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form 10 (File No. 001-32601)).

10.14 §	Employment Agreement, dated November 28, 2005, by and between SFX Entertainment, Inc., d/b/a Clear Channel Entertainment and Alan Ridgeway (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form 10 (File No. 001-32601)).

10.15 §	First Amendment to Employment Agreement entered into August 8, 2006 by and between Live Nation Worldwide, Inc. and Alan Ridgeway (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed August 11, 2006).

10.16 §	Employment Agreement, dated December 22, 2004, by and between Kathy Willard and SFX Entertainment, Inc., d/b/a/Clear Channel Entertainment, as amended December 1, 2005 effective January 1, 2005 (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.17 §	Employment Agreement dated March 13, 2006 by and between SFX Entertainment, Inc., d/b/a Live Nation, and Michael G. Rowles (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 1, 2006).

10.18 §	Employment Agreement entered into May 1, 2006 by and between SFX Entertainment, Inc., d/b/a Live Nation and Charles Walker (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed August 11, 2006).

10.19 §	Employment Agreement entered into May 1, 2006 by and between SFX Entertainment, Inc., d/b/a Live Nation and Bruce Eskowitz (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 5, 2006).

10.20	Membership Interest Purchase Agreement dated January 26, 2006 by and among SFX Sports Group, Inc. and Arn Tellem (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 17, 2006).

Exhibit
Number	Description
10.21	Stock Purchase Agreement, dated May 26, 2006, by and among Live Nation, Inc., SFX Entertainment, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc., Michael Cohl and the other parties set forth therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 2, 2006).

10.22	Securityholders Agreement, dated May 26, 2006, by and among Live Nation, Inc., SFX Entertainment, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc., Michael Cohl and the other parties set forth therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 2, 2006).

10.23 §	Services Agreement, dated May 26, 2006, by and among CPI International Touring Inc., CPI Touring (USA), Inc., Grand Entertainment (Row), LLC, CPI Entertainment Content (2005), Inc., CPI Entertainment Content (2006), Inc., KSC Consulting (Barbados) Inc. and Michael Cohl (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed June 2, 2006).

10.24	Credit Agreement, dated May 26, 2006, by and among Live Nation, Inc., SFX Entertainment, Inc., CPI International Touring Inc., CPI Touring (USA), Inc., Grand Entertainment (Row), LLC, CPI Entertainment Content (2005), Inc., and CPI Entertainment Content (2006), Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed June 2, 2006).

12.1 *	Computation of Ratio of Earnings to Fixed Charges.

21.1 *	Subsidiaries of the Company.

23.1 *	Consent of Ernst & Young LLP

31.1 *	Certification of Chief Executive Officer.

31.2 *	Certification of Chief Financial Officer.

32.1 *	Section 1350 Certification of Chief Executive Officer.

32.2 *	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.

§	Management contract or compensatory plan or arrangement.
     The Company has not filed long-term debt instruments of its subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.