Form 10-K/A
period 2006-12-31
Live Nation, Inc.
filed 2007-03-30
CIK 1335258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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

Explanatory Note
     On March 1, 2007, Live Nation, Inc. (“Live Nation” or the “Company”) filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 2006.
     This Amendment No. 1 to Form 10-K (“Amendment No. 1”) of Live Nation is being filed solely to amend Item 15 to include the separate financial statements of Broadway in Chicago, L.L.C. (“BIC”) as required under Rule 3-09 of Regulation S-X. The audit of the financial statements of BIC, whose fiscal year ends December 31, was not completed at the time the Company filed its Annual Report on Form 10-K. The audited financial statements are now included under Item 15(a)(2) of this Amendment No. 1.
     Item 15 is the only portion of the Company’s Annual Report on Form 10-K being supplemented or amended by this Form 10-K/A. This Amendment No. 1 does not change any other information set forth in the original filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, the information required by Item 15 of Form 10-K, a signature page, the accountants’ consent and certifications required to be filed as exhibits hereto.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)1. Financial Statements.
The following consolidated and combined financial statements are included in Item 8 of the Company’s Annual Report on Form 10-K filed on March 1, 2007:
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated and Combined Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004
Consolidated and Combined Statements of Changes in Business/Shareholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004
Consolidated and Combined Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004
Notes to Consolidated and Combined Financial Statements
(a)2. Financial Statement Schedule.
(i)	The following financial statement schedules of Broadway in Chicago, L.L.C. an unconsolidated subsidiary of the Company, are included herein pursuant to Rule 3-09 of Regulation S-X:

Balance Sheets as of December 31, 2006 and 2005

Statements of Income for the Years Ended December 31, 2006 and 2005

Statements of Members’ Equity for the Years Ended December 31, 2006 and 2005

Statements of Cash Flows for the Years Ended December 31, 2006 and 2005

Notes to Financial Statements

(ii)	The following financial statement schedule for the years ended December 31, 2006, 2005 and 2004 is filed as part of Item 15 of the Company’s Annual Report on Form 10-K filed on March 1, 2007 and should be read in conjunction with the consolidated and combined financial statements.

Schedule II Valuation and Qualifying Accounts
     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

BROADWAY IN CHICAGO, L.L.C.
FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

BROADWAY IN CHICAGO, L.L.C.
YEARS ENDED DECEMBER 31, 2006 AND 2005
CONTENTS

Page
Independent accountants’ audit report	1

Financial statements:

Balance sheets	2

Statements of income	3

Statements of members’ equity	4

Statements of cash flows	5

Notes to financial statements	6-9

Independent Accountants’ Audit Report
Board of Directors
Broadway In Chicago, L.L.C.
Chicago, Illinois
We have audited the accompanying balance sheets of Broadway in Chicago, L.L.C. as of December 31, 2006 and 2005, and the related statements of income, members’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Broadway In Chicago, L.L.C. as of December 31, 2006 and 2005, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Zwick & Steinberger, P.L.L.C.
Southfield, Michigan
March 7, 2007

BROADWAY IN CHICAGO, L.L.C.
BALANCE SHEET — DECEMBER 31, 2006 AND 2005
(See Independent Accountants’ Audit Report)
ASSETS

	2006	2005
Current assets
Cash and cash equivalents	$20,744,075	$28,014,123
Accounts receivable	712,779	804,432
Loans receivable, related party	28,165	9,283
Stage show investments	907,557	1,875,869
Prepaid expenses and other	1,825,253	2,135,015

Total current assets	24,217,829	32,838,722

Property and equipment, less accumulated depreciation (2006, $397,868; 2005, $294,721)	1,466,607	865,472

	$25,684,436	$33,704,194

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities
Accounts payable	$64,120	$1,509,795
Loans payable, related party	0	13,427
Accrued liabilities	1,553,768	1,146,442
Advance ticket sales	20,782,839	22,747,501

Total current liabilities	22,400,727	25,417,165

Members’ equity	3,283,709	8,287,029

	$25,684,436	$33,704,194

See notes to financial statements

BROADWAY IN CHICAGO, L.L.C.
STATEMENT OF INCOME
YEARS ENDED DECEMBER 31, 2006 AND 2005
(See Independent Accountants’ Audit Report)

	2006	2005
Ticket sales	$19,161,096	$13,692,286

Other revenue	40,604,872	35,822,580

	59,765,968	49,514,866

Operating expenses	38,745,585	29,739,804

Gross profit	21,020,383	19,775,062

Sales, general and administrative expenses	8,875,440	8,088,249

Income from operations	12,144,943	11,686,813

Other income

Interest income	960,551	575,739

Gain(Loss) from stage show investments	1,090,441	(328,107)

Miscellaneous income	19,245	5,563

	2,070,237	253,195

Net income	$14,215,180	$11,940,008

See notes to financial statements

BROADWAY IN CHICAGO, L.L.C.
STATEMENTS OF MEMBERS’ EQUITY
YEARS ENDED DECEMBER 31, 2006 AND 2005
(See Independent Accountants’ Audit Report)

	2006	2005
Balance, beginning	$8,287,029	$2,144,021

Net income for the year	14,215,180	11,940,008

Distributions to members	(19,218,500)	(5,797,000)

Balance, ending	$3,283,709	$8,287,029

See notes to financial statements

BROADWAY IN CHICAGO, L.L.C.
STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006 AND 2005
(See Independent Accountants’ Audit Report)

	2006	2005
Cash flows from operating activities:
Net income	$14,215,180	$11,940,008

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	134,322	91,360
(Gain)Loss from stage show investments	(1,090,441)	328,107
Changes in assets and liabilities:
(Increase)Decrease in accounts receivable	91,653	1,249,515
(Increase)Decrease in prepaid expenses	309,762	(462,261)
Increase(Decrease) in accounts payable	(1,445,675)	1,351,429
Increase(Decrease) in advanced ticket sales	(1,964,662)	5,678,526
Increase(Decrease) in accrued liabilities	407,326	519,715

Total adjustments	(3,557,715)	8,756,391

Net cash provided by operating activities	10,657,465	20,696,399

Cash flows provided by(used in) investing activities:
Purchase of property and equipment	(735,457)	(151,102)
Due from related parties	(18,882)	2,564
Investments in stage show investments	(168,748)	(3,625,000)
Distributions from stage show investments	2,227,500	1,581,372

Net cash provided by(used in) investing activities	1,304,414	(2,192,166)

Cash flows used in financing activities:
Due to related parties	(13,427)	3,768
Distributions to members	(19,218,500)	(5,797,000)

Net cash used in financing activities	(19,231,927)	(5,793,232)

Net increase(decrease) in cash and cash equivalents	(7,270,048)	12,711,001

Cash and cash equivalents, beginning of year	28,014,123	15,303,122

Cash and cash equivalents, end of year	$20,744,075	$28,014,123

See notes to financial statements

BROADWAY IN CHICAGO, L.L.C.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005
(See Independent Accountants’ Audit Report)
1.	Summary of significant accounting policies:

A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.
Business activity:
Broadway in Chicago, L.L.C. (the “Company”) is a limited liability company, which was formed under the laws of the State of Illinois. The Company was formed to operate three entertainment facilities for theatre attractions in Chicago, Illinois. The Company began operating at a fourth facility in 2004. The Company presently has a term life of twenty years, with a possible extension of five years with member consent. Three various theatres are owned or leased by related parties and the fourth facility is rented from an unrelated third party. The members of the Company are Windy City Broadway, LLC, Palace Operating, LLC and SFX Theatrical Group, Inc.
Estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.
Cash equivalents:
The Company considers all short-term investments with maturity of three months or less to be cash equivalents.
Receivables:
The company considers accounts receivable to be fully collectible, accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made.
Property and equipment:
Depreciation is provided in amounts sufficient to relate the cost of property and equipment to operations over their estimated useful service lives on the straight-line and accelerated methods.
Stage show and partnership investments:
Stage show and partnership investments are accounted for using the equity method of accounting.

BROADWAY IN CHICAGO, L.L.C.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2006 AND 2005
(See Independent Accountants’ Audit Report)
1.	Summary of significant accounting policies: (Continued)
Revenue recognition:
Stage show revenue and theatre rental revenue, and the related stage show costs, are recognized after the conclusion of the last performance of the week. A week runs from Monday through Sunday.
Advertising costs:
Advertising costs related to a specific performance of a show that performs for less than 20 weeks are expensed at the time of the performance of the show. For shows that perform in excess of 20 weeks, advertising costs are expensed in the month in which the invoices are received from the vendors. Total advertising expense amounted to $11,459,775 and $8,870,964 for the years ended December 31, 2006 and 2005, respectively.
2.	Property and equipment: Property and equipment, stated at cost, consist of the following:

	2006	2005
Furniture	$61,915	$57,709
Office equipment	492,978	398,234
Leasehold improvements	1,309,582	704,250

	1,864,475	1,160,193
Less accumulated depreciation	(397,868)	(294,721)

	$1,466,607	$865,472

3.	Related party activity:

Loans to and from affiliates represent advances between the Company and other entities controlled by one or more of the members. The loans are non-interest bearing. They are due on demand.
Loans receivable, related parties:

	2006	2005
Chicago Concessions, Inc.	$2,050	$0
Oz Sings Joint Venture	0	1,693
Live Nation	26,115	0
Windy City Broadway, LLC	0	7,590

	$28,165	$9,283

BROADWAY IN CHICAGO, L.L.C.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2006 AND 2005
(See Independent Accountants’ Audit Report)
3.	Related party activity: (Continued)
Loans payable, related parties:

Chicago Concessions, Inc.	$0	$12,927
Windy City Broadway, LLC	0	500

	$0	$13,427

4.	Income Taxes:

No provision has been made for income taxes for the Company, since such taxes, if any, are the liability of the individual members.

5.	Concentration of credit risk:

Financial instruments that potentially subject the company to concentration of credit risk consist of cash on deposit with local financial institutions. These funds were on deposit in accounts at institutions insured by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2006 and 2005, the excess of the insured amount ($100,000) amounted to approximately $22,800,000 and $18,500,000, respectively.

6.	Other revenue:

Other revenue consists of the following amounts:

	2006	2005
Service fees	$4,153,537	$3,835,291
Commissions	2,343,299	1,779,461
Concessions	755,999	603,273
Miscellaneous	481,646	302,995
Restoration fees	3,227,298	2,701,606
Rental	6,078,048	5,761,021
Presenter fees	21,831,892	19,139,949
Sponsorship	1,733,153	1,688,694

	$40,604,872	$35,812,290

BROADWAY IN CHICAGO, L.L.C.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
YEARS ENDED DECEMBER 31, 2006 AND 2005
(See Independent Accountants’ Audit Report)
7.	Agreements:

The Company has a twenty-year lease agreement with a related party to lease space to the related party for exclusive and limited right to operate concession stands and coat check rooms. For the years ended December 31, 2006 and 2005, income from this agreement was $755,999 and $603,273, respectively.

8.	Retirement Plan:

The Company sponsors a retirement plan for all eligible employees under Section 401(k) of the Internal Revenue Code. Participants may make voluntary contributions to the plan based upon a percentage of eligible compensation. The plan provides for a matching contribution by the Company equal to 50% of the first 6% of the participant’s contributions. For the years ended December 31, 2006 and 2005, the Company contributed approximately $37,000 and $37,500, respectively, to the plan.

9.	Commitments and contingencies:

The Company leases a theatre under a lease through December 31, 2049, with the Company having the right to extend the term for an additional forty-nine (49) years. The base rent is $200,000 per year, plus any taxes levied on the theatre, payable in monthly installments. Additional percentage rent is based on Net Theatre Income, as calculated according to the lease. The allocation of general and administrative expenses is subject to updating effective July 1, 2003 and every subsequent 5th anniversary of such date if the landlord believes it creates an unfair allocation and gives the Company a notice to that effect within ninety (90) days prior to the Reset date.

The Company leases office space under a lease expiring January 31, 2013.

Minimum lease commitments as of December 31, 2006 are as follows:

Year Ending	Amount
December 31, 2007	$337,115
December 31, 2008	341,233
December 31, 2009	345,471
December 31, 2010	349,834
December 31, 2011	354,329
Thereafter	7,772,431

$9,500,413

(a)3. Exhibits.

Exhibit
Number	Description
2.1	Master Separation and Distribution Agreement between Clear Channel Communications, Inc. and CCE Spinco, Inc., (now Live Nation, Inc.) dated December 20, 2005 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed December 23, 2005).

2.2	Agreement and Plan of Merger, dated June 30, 2006, by and among Live Nation Worldwide, Inc., Harry Merger Sub Inc., HOB Entertainment, Inc. (“HOB”) and certain HOB stockholders named therein (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed July 7, 2006).

3.1	Amended and Restated Certificate of Incorporation of CCE Spinco, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 16, 2005).

3.2	Amended and Restated Bylaws of CCE Spinco, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 23, 2005).

4.1	Rights Agreement between CCE Spinco, Inc. and The Bank of New York, as rights agent, dated December 21, 2005 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 23, 2005).

4.2	Form of Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed December 23, 2005).

4.3	Form of Right Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed December 23, 2005).

4.4	Lockup and Registration Rights Agreement, dated May 26, 2006, by and among Live Nation, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc., and the other parties set forth therein (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed June 2, 2006).

4.5	Incremental Assumption Agreement and Amendment No. 1 dated as of November 3, 2006, to the Credit Agreement dated as of December 21, 2005, among Live Nation, Inc., Live Nation Worldwide, Inc. and the Foreign Borrowers party thereto, as Borrowers, JP Morgan Chase, N.A., as Administrative Agent, JP Morgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed November 9, 2006).

4.6	Amendment No. 2 dated as of December 6, 2006, to the Credit Agreement dated as of December 21, 2005, as amended as of November 3, 2006, among Live Nation, Inc., Live Nation Worldwide, Inc. and the Foreign Borrowers party thereto, as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed December 21, 2006).

4.7	Incremental Assumption Agreement and Amendment No. 3 dated as of December 11, 2006, to the Credit Agreement dated as of December 21, 2005, as amended as of November 3, 2006 and December 11, 2006, among Live Nation, Inc., Live Nation Worldwide, Inc. and the Foreign Borrowers party thereto, as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed December 21, 2006).

4.8	Amendment No 1. to the Live Nation, Inc. Nonqualified Deferred Compensation Plan, effective August 4, 2006 (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 filed December 7, 2006 (No. 333-139178)).

10.1	Transition Services Agreement between CCE Spinco, Inc. and Clear Channel Management Services, L.P. dated December 21, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.2	Tax Matters Agreement among CCE Spinco, Inc., CCE Holdco #2, Inc. and Clear Channel Communications, Inc., dated December 21, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.3	Employee Matters Agreement between CCE Spinco, Inc. and Clear Channel Communications, Inc., dated December 21, 2005 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.4	Trademark and Copyright License Agreement between CCE Spinco, Inc. and Clear Channel Identity, L.P., dated December 21, 2005 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.5 §	Clear Channel Entertainment Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.6	Certificate of Incorporation of CCE Holdco #2, Inc. (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed December 23, 2005).

Exhibit
Number	Description
10.7 §	CCE Spinco, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.8 §	Form of Stock Option Agreement under the CCE Spinco, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.9 §	Form of Restricted Stock Award Agreement under the CCE Spinco, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.10 §	CCE Spinco, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.11	Credit Agreement, dated as of December 21, 2005, among SFX Entertainment, Inc. and the foreign borrowers party thereto, as Borrowers, and CCE Spinco, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, Bank of America, N.A., as Syndication Agent, and J.P. Morgan Securities Inc. and Bank of America Securities LLC, as Co-Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.12	Guarantee and Collateral Agreement, dated December 21, 2005, among CCE Spinco, Inc., SFX Entertainment, Inc., the other subsidiaries of CCE Spinco, Inc. identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.13 §	Employment Agreement, dated August 17, 2005, by and between SFX Entertainment, Inc., d/b/a Clear Channel Entertainment and Michael Rapino (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form 10 (File No. 001-32601)).

10.14 §	Employment Agreement, dated November 28, 2005, by and between SFX Entertainment, Inc., d/b/a Clear Channel Entertainment and Alan Ridgeway (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form 10 (File No. 001-32601)).

10.15 §	First Amendment to Employment Agreement entered into August 8, 2006 by and between Live Nation Worldwide, Inc. and Alan Ridgeway (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed August 11, 2006).

10.16 §	Employment Agreement, dated December 22, 2004, by and between Kathy Willard and SFX Entertainment, Inc., d/b/a/Clear Channel Entertainment, as amended December 1, 2005 effective January 1, 2005 (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.17 §	Employment Agreement dated March 13, 2006 by and between SFX Entertainment, Inc., d/b/a Live Nation, and Michael G. Rowles (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 1, 2006).

10.18 §	Employment Agreement entered into May 1, 2006 by and between SFX Entertainment, Inc., d/b/a Live Nation and Charles Walker (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed August 11, 2006).

10.19 §	Employment Agreement entered into May 1, 2006 by and between SFX Entertainment, Inc., d/b/a Live Nation and Bruce Eskowitz (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 5, 2006).

10.20	Membership Interest Purchase Agreement dated January 26, 2006 by and among SFX Sports Group, Inc. and Arn Tellem (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 17, 2006).

10.21	Stock Purchase Agreement, dated May 26, 2006, by and among Live Nation, Inc., SFX Entertainment, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc., Michael Cohl and the other parties set forth therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 2, 2006).

10.22	Securityholders Agreement, dated May 26, 2006, by and among Live Nation, Inc., SFX Entertainment, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc., Michael Cohl and the other parties set forth therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 2, 2006).

10.23 §	Services Agreement, dated May 26, 2006, by and among CPI International Touring Inc., CPI Touring (USA), Inc., Grand Entertainment (Row), LLC, CPI Entertainment Content (2005), Inc., CPI Entertainment Content (2006), Inc., KSC Consulting (Barbados) Inc. and Michael Cohl (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed June 2, 2006).

10.24	Credit Agreement, dated May 26, 2006, by and among Live Nation, Inc., SFX Entertainment, Inc., CPI International Touring Inc., CPI Touring (USA), Inc., Grand Entertainment (Row), LLC, CPI Entertainment Content (2005), Inc., and CPI Entertainment Content (2006), Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed June 2, 2006).

Exhibit
Number	Description
12.1 *	Computation of Ratio of Earnings to Fixed Charges.

21.1 *	Subsidiaries of the Company.

23.1 *	Consent of Ernst & Young LLP

23.2 **	Consent of Zwick & Steinberger, P.L.L.C.

31.1 **	Certification of Chief Executive Officer.

31.2 **	Certification of Chief Financial Officer.

32.1 **	Section 1350 Certification of Chief Executive Officer.

32.2 **	Section 1350 Certification of Chief Financial Officer.

*	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission on March 1, 2007.

**	Filed herewith.

§	Management contract or compensatory plan or arrangement.
     The Company has not filed long-term debt instruments of its subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2007.

LIVE NATION, INC.

By:	/s/ Michael Rapino
Michael Rapino President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael Rapino Michael Rapino	President and Chief Executive Officer and Director	March 30, 2007

/s/ Alan Ridgeway Alan Ridgeway	Chief Financial Officer	March 30, 2007

/s/ Kathy Willard Kathy Willard	Chief Accounting Officer	March 30, 2007

*	Director	March 30, 2007
Henry Cisneros

*	Director	March 30, 2007
Michael Cohl

*	Director	March 30, 2007
Robert Ted Enloe, III

*	Director	March 30, 2007
Jeffrey T. Hinson

*	Director	March 30, 2007
L. Lowry Mays

*	Director	March 30, 2007
Mark P. Mays

*	Director	March 30, 2007
Randall T. Mays

*	Director	March 30, 2007
Connie McCombs McNab

*	Director	March 30, 2007
John N. Simons, Jr.

*	Director	March 30, 2007
Timothy P. Sullivan

*	Director	March 30, 2007
Harvey Weinstein

*	Signed by Alan Ridgeway as attorney-in-fact and agent for the Directors indicated.

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Master Separation and Distribution Agreement between Clear Channel Communications, Inc. and CCE Spinco, Inc., (now Live Nation, Inc.) dated December 20, 2005 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed December 23, 2005).

2.2	Agreement and Plan of Merger, dated June 30, 2006, by and among Live Nation Worldwide, Inc., Harry Merger Sub Inc., HOB Entertainment, Inc. (“HOB”) and certain HOB stockholders named therein (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed July 7, 2006).

3.1	Amended and Restated Certificate of Incorporation of CCE Spinco, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 16, 2005).

3.2	Amended and Restated Bylaws of CCE Spinco, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 23, 2005).

4.1	Rights Agreement between CCE Spinco, Inc. and The Bank of New York, as rights agent, dated December 21, 2005 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 23, 2005).

4.2	Form of Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed December 23, 2005).

4.3	Form of Right Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed December 23, 2005).

4.4	Lockup and Registration Rights Agreement, dated May 26, 2006, by and among Live Nation, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc., and the other parties set forth therein (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed June 2, 2006).

4.5	Incremental Assumption Agreement and Amendment No. 1 dated as of November 3, 2006, to the Credit Agreement dated as of December 21, 2005, among Live Nation, Inc., Live Nation Worldwide, Inc. and the Foreign Borrowers party thereto, as Borrowers, JP Morgan Chase, N.A., as Administrative Agent, JP Morgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed November 9, 2006).

4.6	Amendment No. 2 dated as of December 6, 2006, to the Credit Agreement dated as of December 21, 2005, as amended as of November 3, 2006, among Live Nation, Inc., Live Nation Worldwide, Inc. and the Foreign Borrowers party thereto, as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed December 21, 2006).

4.7	Incremental Assumption Agreement and Amendment No. 3 dated as of December 11, 2006, to the Credit Agreement dated as of December 21, 2005, as amended as of November 3, 2006 and December 11, 2006, among Live Nation, Inc., Live Nation Worldwide, Inc. and the Foreign Borrowers party thereto, as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed December 21, 2006).

4.8	Amendment No 1. to the Live Nation, Inc. Nonqualified Deferred Compensation Plan, effective August 4, 2006 (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 filed December 7, 2006 (No. 333-139178)).

10.1	Transition Services Agreement between CCE Spinco, Inc. and Clear Channel Management Services, L.P. dated December 21, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.2	Tax Matters Agreement among CCE Spinco, Inc., CCE Holdco #2, Inc. and Clear Channel Communications, Inc., dated December 21, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.3	Employee Matters Agreement between CCE Spinco, Inc. and Clear Channel Communications, Inc., dated December 21, 2005 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.4	Trademark and Copyright License Agreement between CCE Spinco, Inc. and Clear Channel Identity, L.P., dated December 21, 2005 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.5 §	Clear Channel Entertainment Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.6	Certificate of Incorporation of CCE Holdco #2, Inc. (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed December 23, 2005).

Exhibit
Number	Description
10.7 §	CCE Spinco, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.8 §	Form of Stock Option Agreement under the CCE Spinco, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.9 §	Form of Restricted Stock Award Agreement under the CCE Spinco, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.10 §	CCE Spinco, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.11	Credit Agreement, dated as of December 21, 2005, among SFX Entertainment, Inc. and the foreign borrowers party thereto, as Borrowers, and CCE Spinco, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, Bank of America, N.A., as Syndication Agent, and J.P. Morgan Securities Inc. and Bank of America Securities LLC, as Co-Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.12	Guarantee and Collateral Agreement, dated December 21, 2005, among CCE Spinco, Inc., SFX Entertainment, Inc., the other subsidiaries of CCE Spinco, Inc. identified therein and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.13 §	Employment Agreement, dated August 17, 2005, by and between SFX Entertainment, Inc., d/b/a Clear Channel Entertainment and Michael Rapino (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form 10 (File No. 001-32601)).

10.14 §	Employment Agreement, dated November 28, 2005, by and between SFX Entertainment, Inc., d/b/a Clear Channel Entertainment and Alan Ridgeway (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form 10 (File No. 001-32601)).

10.15 §	First Amendment to Employment Agreement entered into August 8, 2006 by and between Live Nation Worldwide, Inc. and Alan Ridgeway (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed August 11, 2006).

10.16 §	Employment Agreement, dated December 22, 2004, by and between Kathy Willard and SFX Entertainment, Inc., d/b/a/Clear Channel Entertainment, as amended December 1, 2005 effective January 1, 2005 (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.17 §	Employment Agreement dated March 13, 2006 by and between SFX Entertainment, Inc., d/b/a Live Nation, and Michael G. Rowles (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 1, 2006).

10.18 §	Employment Agreement entered into May 1, 2006 by and between SFX Entertainment, Inc., d/b/a Live Nation and Charles Walker (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed August 11, 2006).

10.19 §	Employment Agreement entered into May 1, 2006 by and between SFX Entertainment, Inc., d/b/a Live Nation and Bruce Eskowitz (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 5, 2006).

10.20	Membership Interest Purchase Agreement dated January 26, 2006 by and among SFX Sports Group, Inc. and Arn Tellem (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 17, 2006).

10.21	Stock Purchase Agreement, dated May 26, 2006, by and among Live Nation, Inc., SFX Entertainment, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc., Michael Cohl and the other parties set forth therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 2, 2006).

10.22	Securityholders Agreement, dated May 26, 2006, by and among Live Nation, Inc., SFX Entertainment, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc., Michael Cohl and the other parties set forth therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 2, 2006).

10.23 §	Services Agreement, dated May 26, 2006, by and among CPI International Touring Inc., CPI Touring (USA), Inc., Grand Entertainment (Row), LLC, CPI Entertainment Content (2005), Inc., CPI Entertainment Content (2006), Inc., KSC Consulting (Barbados) Inc. and Michael Cohl (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed June 2, 2006).

10.24	Credit Agreement, dated May 26, 2006, by and among Live Nation, Inc., SFX Entertainment, Inc., CPI International Touring Inc., CPI Touring (USA), Inc., Grand Entertainment (Row), LLC, CPI Entertainment Content (2005), Inc., and CPI Entertainment Content (2006), Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed June 2, 2006).

12.1 *	Computation of Ratio of Earnings to Fixed Charges.

Exhibit
Number	Description
21.1 *	Subsidiaries of the Company.

23.1 *	Consent of Ernst & Young LLP

23.2 **	Consent of Zwick & Steinberger, P.L.L.C.

31.1 **	Certification of Chief Executive Officer.

31.2 **	Certification of Chief Financial Officer.

32.1 **	Section 1350 Certification of Chief Executive Officer.

32.2 **	Section 1350 Certification of Chief Financial Officer.

*	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission on March 1, 2007.

**	Filed herewith.

§	Management contract or compensatory plan or arrangement.
     The Company has not filed long-term debt instruments of its subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.