Form 10-Q
period 2007-03-31
Live Nation, Inc.
filed 2007-05-10
CIK 1335258

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007,

or

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

On May 4, 2007, there were 65,521,804 outstanding shares of the registrant’s common stock, $0.01 par value per share, excluding 1,715,108 shares held in treasury.

LIVE NATION, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(unaudited)	(audited)
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$394,766	$313,880
Accounts receivable, less allowance of $13,139 as of March 31, 2007 and $13,465 as of December 31, 2006	263,730	248,772
Prepaid expenses	309,009	136,938
Other current assets	39,252	38,519

Total Current Assets	1,006,757	738,109
PROPERTY, PLANT AND EQUIPMENT
Land, buildings and improvements	989,985	999,561
Furniture and other equipment	207,894	193,290
Construction in progress	37,128	43,370

	1,235,007	1,236,221
Less accumulated depreciation	369,616	360,049

	865,391	876,172
INTANGIBLE ASSETS
Intangibles assets — net	172,069	73,398
Goodwill	348,035	423,169
OTHER ASSETS
Notes receivable, less allowance of $545 as of March 31, 2007 and as of December 31, 2006	14,574	2,613
Investments in nonconsolidated affiliates	82,147	61,342
Other assets	47,484	50,199

Total Assets	$2,536,457	$2,225,002

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$75,498	$40,646
Accrued expenses	453,508	471,414
Deferred revenue	535,387	230,179
Current portion of long-term debt	31,787	31,721

Total Current Liabilities	1,096,180	773,960
Long-term debt	632,722	607,425
Other long-term liabilities	115,813	88,790
Minority interest liability	56,256	76,165
Series A and Series B redeemable preferred stock	40,000	40,000
Commitments and contingent liabilities (Note 5)
SHAREHOLDERS’ EQUITY
Common stock	672	672
Additional paid-in capital	760,536	757,748
Retained deficit	(164,054)	(119,005)
Cost of shares held in treasury	(21,884)	(21,472)
Accumulated other comprehensive income	20,216	20,719

Total Shareholders’ Equity	595,486	638,662

Total Liabilities and Shareholders’ Equity	$2,536,457	$2,225,002

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2007	2006
	(in thousands except share and per share data)
Revenue	$584,185	$516,567
Operating expenses:
Direct operating expenses	421,312	377,832
Selling, general and administrative expenses	151,333	116,016
Depreciation and amortization	27,686	15,005
Loss (gain) on sale of operating assets	4,462	(7,728)
Corporate expenses	9,796	7,379

Operating income (loss)	(30,404)	8,063

Interest expense	14,952	7,813
Interest income	(2,769)	(1,480)
Equity in earnings of nonconsolidated affiliates	(343)	(1,824)
Minority interest income	(3,045)	(835)
Other expense (income) — net	(60)	2,554

Income (loss) before income taxes	(39,139)	1,835
Income tax expense:
Current	2,206	167
Deferred	3,704	551

Net income (loss)	(45,049)	1,117
Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) on cash flow derivatives	(436)	492
Foreign currency translation adjustments	(67)	3,678

Comprehensive income (loss)	$(45,552)	$5,287

Net income (loss) per common share:
Basic	$(.69)	$.02

Diluted	$(.69)	$.02

Weighted average common shares outstanding:
Basic	65,499,719	63,971,508

Diluted	65,499,719	64,480,376

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2007	2006
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(45,049)	$1,117
Reconciling items:
Depreciation	19,920	14,748
Amortization of intangibles	7,766	257
Deferred income tax expense	3,704	551
Amortization of debt issuance costs	301	105
Non-cash compensation expense	2,385	861
Loss (gain) on sale of operating assets	4,462	(7,728)
Loss (gain) on sale of other investments	(62)	2,257
Equity in earnings of nonconsolidated affiliates	(343)	(1,824)
Minority interest income	(3,045)	(835)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(10,341)	(13,067)
Increase in prepaid expenses	(197,804)	(96,978)
Decrease (increase) in other assets	(1,282)	7,204
Decrease in accounts payable, accrued expenses and other liabilities	(406)	(20,106)
Increase in deferred revenue	308,096	152,744

Net cash provided by operating activities	88,302	39,306

CASH FLOWS FROM INVESTING ACTIVITIES
Collection of notes receivable	1,266	795
Advances to notes receivable	(12,046)	(5,514)
Distributions from nonconsolidated affiliates	2,684	2,868
Investments made to nonconsolidated affiliates	(22,332)	(7,116)
Proceeds from disposal of other investments	3,615	1,743
Purchases of property, plant and equipment	(13,679)	(17,158)
Proceeds from disposal of operating assets	15,516	12,136
Acquisition of operating assets, net of cash acquired	(4,142)	(2,177)
Decrease (increase) in other — net	(173)	98

Net cash used in investing activities	(29,291)	(14,325)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	77,000	—
Payments on long-term debt	(51,698)	(779)
Distributions to minority interest partners	(2,844)	(149)
Proceeds from exercise of stock options	424	—
Payments for purchases of common stock	—	(24,717)

Net cash provided by (used in) financing activities	22,882	(25,645)

Effect of exchange rate changes on cash	(1,007)	5,777
Net increase in cash and cash equivalents	80,886	5,113
Cash and cash equivalents at beginning of period	313,880	403,716

Cash and cash equivalents at end of period	$394,766	$408,829

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Beginning in 2007, the Company reorganized its business units and the way in which these businesses are assessed and therefore changed its reportable segments to North American Music, International Music, Global Artists, Global Digital and Global Theater. The North American Music segment principally involves the promotion of live music events in the Company’s owned and/or operated venues and in rented third-party venues and the operation and management of music venues principally in the United States and Canada. The International Music segment principally involves the promotion of live music events in the Company’s owned and/or operated venues and in rented third-party venues, the production of music festivals and the operation and management of music venues outside of North America. The Global Artists segment principally involves the promotion and/or production of global music tours as well as providing various services to artists including fan clubs, advertising production services, merchandise services and DVD/CD production and distribution. The Global Digital segment principally involves the management of the Company’s in-house centralized ticketing operations and online and wireless distribution activities, including the development of the Company’s website. The Global Theater segment principally involves the presentation and production of touring and other theatrical performances and the operation and management of theatrical venues. In addition, the Company has operations in the specialized motor sports, sports representation and other businesses, which are included under “other”.

Seasonality

Due to the seasonal nature of shows in outdoor amphitheaters and festivals, which primarily occur May through September, the Company experiences higher revenues during the second and third quarters. This seasonality also results in higher balances in cash and cash equivalents, accounts receivable, prepaid expenses, accrued expenses and deferred revenue at different times in the year.

Preparation of Interim Financial Statements

The consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K.

The consolidated financial statements include all accounts of the Company, its majority owned subsidiaries and variable interest entities for which the Company is the primary beneficiary. Significant intercompany accounts among the consolidated businesses have been eliminated in consolidation. Minority interest expense (income) is recorded for consolidated affiliates in which the Company owns more than 50%, but not all, of the voting common stock and also variable interest entities for which the Company is the primary beneficiary. Investments in nonconsolidated affiliates in which the Company owns 20% to 50% of the voting common stock or otherwise exercises significant influence over operating and financial policies of the nonconsolidated affiliate are accounted for using the equity method of accounting. Investments in nonconsolidated affiliates in which the Company owns less than 20% of the voting common stock are accounted for using the cost method of accounting.

Reclassifications

Certain reclassifications have been made to the 2006 consolidated financial statements to conform to the 2007 presentation. The reclassifications primarily relate to a change on the consolidated statements of cash flows to reflect contributions from and distributions to minority interest partners as cash flows provided by (used in) financing activities. These cash flows had been reflected previously as cash flows provided by (used in) operating activities. The increase to cash flows provided by (used in) financing activities and the offsetting decrease to cash flows provided by (used in) operating activities was $0.1 million for the three months ended March 31, 2006. In addition, as of March 31, 2006, $23.0 million of long-term accrued rent was reclassified from accrued expenses to other long-term liabilities. Finally, as of March 31, 2006, $0.4 million of debt issuance costs was reclassified from other current assets to other assets. None of these reclassifications are considered significant to the Company’s results of operations or financial position.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 creates a single model to address uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007, as required. See further discussion of the effect that adoption of FIN 48 had on the Company’s financial position and results of operations in Note 7.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“Statement 159”). Statement 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, Statement 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Upon initial adoption, Statement 159 provides entities with a one-time chance to elect the fair value option for existing eligible items. The effect of the first measurement to fair value should be reported as a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. The Company will adopt Statement 159 on January 1, 2008 and is currently assessing the impact its adoption will have on its financial position and results of operations.

NOTE 2 — LONG-LIVED ASSETS

Definite-lived Intangibles

The Company has definite-lived intangible assets which consist primarily of non-compete agreements, intellectual property rights, building or naming rights and revenue generating contracts, all of which are amortized over the shorter of either the respective lives of the agreements or the period of time the assets are expected to contribute to the Company’s future cash flows. The following table presents the gross carrying amount and accumulated amortization as of March 31, 2007 and December 31, 2006:

	March 31, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Venue management and leasehold interests	$65,434	$(4,265)	$7,456	$(1,937)
Artist relationships	47,635	(8,088)	42,181	(5,123)
Revenue generating contracts	41,272	(5,148)	21,035	(2,777)
Trademarks and naming rights	9,083	(2,493)	9,020	(2,196)
Non compete agreements	1,808	(1,506)	1,804	(1,432)
Other	4,360	(597)	4,360	(584)

Total	$169,592	$(22,097)	$85,856	$(14,049)

During the first quarter of 2007, the Company recorded additional definite-lived intangible assets due to purchase accounting adjustments for building rights, revenue generating contracts and artist relationships resulting from the Company’s 2006 acquisitions of HOB Entertainment, Inc. (“HOB”) and Concert Productions International (“CPI”) of $81.6 million with a weighted average life of approximately 12 years.

Total amortization expense from definite-lived intangible assets for the three months ended March 31, 2007 and 2006 was $7.8 million and $0.3 million, respectively. This increase was due to amortization of intangible assets recorded as part of the purchase price allocations of the Company’s acquisitions of HOB and CPI.

Indefinite-lived Intangibles

The Company has indefinite-lived intangible assets which consist primarily of the intangible value related to trade names which are reviewed for impairment at least annually. These indefinite-lived intangible assets had a carrying value of $24.6 million and $1.6 million as of March 31, 2007 and December 31, 2006, respectively. The increase in indefinite-lived intangible assets during 2007 was due to the intangible value related to trade names resulting from the Company’s 2006 acquisition of HOB.

Goodwill

The Company tests goodwill for impairment at least annually using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of any potential impairment, compares the implied fair value of the reporting unit with the carrying amount of goodwill. As the Company has realigned its segments, beginning in 2007, in accordance with the change in the management of the business units, goodwill has been reallocated to the new reporting business units that make up these segments utilizing a fair value approach. For each reportable operating segment, the reporting units were determined to be either the operating segment or the components thereof in accordance with FASB Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. The following table presents the changes in the carrying amount of goodwill in each of the Company’s business segments for the three-month period ended March 31, 2007:

	North American Music	International Music	Global Artists	Global Digital	Global Theater	Total
	(in thousands)
Balance as of December 31, 2006	$291,053	$113,570	$13,211	$—	$5,335	$423,169
Acquisitions	(79,049)	5,472	(319)	—	52	(73,844)
Foreign currency	285	289	65	—	104	743
Adjustments	(780)	(790)	(179)	—	(284)	(2,033)

Balance as of March 31, 2007	$211,509	$118,541	$12,778	$—	$5,207	$348,035

Included in the acquisition amounts above is $2.9 million of goodwill related to the Company’s acquisition of Jackie Lombard Productions (“Jackie Lombard”) in the first quarter of 2007. In addition, a reduction of goodwill was recorded during 2007 related to adjustments in the purchase accounting for the Company’s acquisition of HOB in November 2006. This HOB adjustment included a reduction in goodwill of $101.2 million related to the recording of the fair value of definite-lived and indefinite-lived intangibles related to building rights, revenue generating contracts and trade names, and $13.0 million related to the fair value adjustment of fixed assets. These decreases were partially offset by an increase in goodwill of $34.9 million related to deferred tax assets on the intangibles and pre-acquisition liabilities for HOB. The Company is in the process of finalizing its’ purchase accounting for recent acquisitions which could result in a change to the allocation of the purchase price.

In addition, during 2007, the Company recorded adjustments of $2.0 million primarily related to deferred tax assets, with an offset to goodwill, due to the limited availability of future tax deductions as a result of the settlement of certain Internal Revenue Service audits of the Company for periods prior to Clear Channel’s acquisition in 2000.

NOTE 3 — RESTRUCTURING

As part of the Company’s acquisition of HOB in November 2006, the Company accrued $5.5 million in restructuring costs in its North American Music segment related to severance costs which it expects to pay in 2007. These additional costs were recorded as an adjustment to the purchase price. As of March 31, 2007, the accrual balance for the HOB restructuring was $1.4 million. This restructuring will result in the termination of 80 employees, the majority of which have been completed.

As part of the Company’s acquisition of Mean Fiddler Music Group, PLC (“Mean Fiddler”) in July 2005, the Company accrued $4.7 million for the year ended 2005 and recorded an additional accrual of $2.7 million in 2006 in its International Music segment primarily related to lease terminations which it expects to pay over the next several years. These additional costs were recorded as adjustments to the purchase price. As of March 31, 2007, the accrual balance for the Mean Fiddler restructuring was $5.8 million.

In addition, the Company has a remaining restructuring accrual of $1.9 million as of March 31, 2007, related to its merger with Clear Channel in August 2000.

The Company has recorded a liability in purchase accounting primarily related to severance for terminated employees and lease terminations as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Severance and lease termination costs:
Accrual at January 1	$13,132	$6,223
Restructuring accrual recorded	210	—
Payments charged against restructuring accrual	(4,330)	(248)

Remaining accrual at March 31	$9,012	$5,975

The remaining severance and lease accrual is comprised of $2.0 million of severance and $7.0 million of lease termination costs. The severance accrual includes amounts that will be paid over the next several years related to deferred payments to former employees, as well as other compensation. The lease termination accrual will be paid over the next 22 years. During the three months ended March 31, 2007, $4.1 million was charged to the restructuring reserve related to severance. The Company is continuing to evaluate its purchase accounting liabilities related to the HOB acquisition which may result in additional restructuring accruals.

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

In March 2006, the Company entered into two interest rate swap agreements, designated as cash flow hedges, which are combinations of purchased interest rate caps on a notional amount of a total of $162.5 million and sold floors over the same period on a total of $121.9 million of the notional amount to effectively convert a portion of its floating-rate debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt as required by the Company’s senior secured credit facility, thus reducing the impact of interest rate changes on future interest expense. Approximately 30% of the Company’s outstanding term loans under its senior secured credit facility had its interest payments designated as the hedged forecasted transactions against the interest rate swap agreements at March 31, 2007. As of March 31, 2007, the interest rate for these hedges was fixed at 5.11% on a variable rate of 5.35% based on a 3-month LIBOR; this variable rate is subject to quarterly adjustments. For the three months ended March 31, 2007 and 2006, these hedges were determined to be highly effective and the Company recorded an unrealized loss of $0.4 million and an unrealized gain of $0.5 million, respectively, as a component of other comprehensive income (loss). Based on the current interest rate expectations, the Company estimates that approximately $0.1 million of gain included in this loss in other comprehensive income will be reclassified into earnings in the next 12 months.

The Company has recorded a (loss) gain and related (liability) asset related to these derivative instruments during the period as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Balance at beginning of period	$104	$—
Unrealized holding (loss) gain on cash flow derivatives	(436)	492

Balance at end of period	$(332)	$492

Occasionally, the Company will use forward currency contracts to reduce its exposure to foreign currency risk. The principal objective of such contracts is to minimize the risks and/or costs associated with artist fee commitments. At March 31, 2007, the Company had $5.9 million outstanding in forward currency contracts. The change in fair value of these instruments from date of purchase through March 31, 2007 was not significant to the Company’s results of operations.

NOTE 5 — COMMITMENTS AND CONTINGENT LIABILITIES

The Company has leases that contain contingent payment requirements for which payments vary depending on revenues, tickets sold or other variables.

As of March 31, 2007 and December 31, 2006, the Company guaranteed the debt of third parties of approximately $2.3 million and $1.9 million, respectively, primarily related to maximum credit limits on employee and tour related credit cards and bank lines of credit of a nonconsolidated affiliate and a third-party promoter.

In connection with the sale of a portion of its sports representation business assets during 2006, the Company guaranteed the performance of a third party related to an employment contract in the amount of approximately $0.8 million. This guarantee is effective through December 31, 2008; however, it would only require payment by the Company in the event of the buyer’s insolvency. As of March 31, 2007 and December 31, 2006, the carrying value of this liability recorded by the Company was $0.1 million for each of the respective periods.

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

The Company is a defendant in twenty-two putative class actions filed by different named plaintiffs in various U.S. District Courts throughout the country. The claims made in these actions are substantially similar to the claims made in the Heerwagen action discussed above, except that the geographic markets alleged are regional, statewide or more local in nature, and the members of the putative classes are limited to individuals who purchased tickets to concerts in the relevant geographic markets alleged. The plaintiffs seek unspecified compensatory, punitive and treble damages, declaratory and injunctive relief and costs of suit, including attorneys’ fees. The Company has filed its answers in some of these actions, and has denied liability. On December 5, 2005, the Company filed a motion before the Judicial Panel on Multidistrict Litigation to transfer these actions and any similar ones commenced in the future to a single federal district court for coordinated pre-trial proceedings. On April 17, 2006, the Panel granted the Company’s motion and ordered the consolidation and transfer of the actions to the U.S. District Court for the Central District of California. The Court has set a hearing on motions for class certification for May 21, 2007, and trial is set for January 15, 2008. The Company intends to vigorously defend all claims in all of the actions.

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

Transition Services Agreement

The transition services agreement governs the provision by Clear Channel to the Company of certain transitional administrative and support services such as treasury, payroll and other financial related services; human resources and employee benefits; legal and related services; information systems, network and related services; investment services; and corporate services. The charges for the transition services are intended to allow Clear Channel to fully recover the allocated direct costs of providing the services, plus all out-of-pocket expenses, generally without profit. The allocation of costs are based on various measures depending on the service provided, including relative revenue, employee headcount or number of users of a service. The services will terminate or were terminated at various times after the completion of the Separation. As of March 31, 2007, only information systems related services are still being provided which are expected to be terminated later this year.

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

Transactions with Clear Channel

From time to time, the Company purchases advertising from Clear Channel and its subsidiaries in the ordinary course of business. For the three months ended March 31, 2007 and 2006, the Company recorded an aggregate of $2.4 million and $2.6 million, respectively, as components of direct operating expenses and selling, general and administrative expenses for these advertisements.

Pursuant to a transition services agreement, subsequent to the Separation, Clear Channel provided or provides to the Company certain limited administrative and support services as discussed above. As of March 31, 2007, the only significant services that Clear Channel continues to provide are information systems related services. For the three months ended March 31, 2007 and 2006, the Company recorded an aggregate of $0.9 million and $1.3 million, respectively, for these services as components of selling, general and administrative expenses and corporate expenses.

In connection with the Separation, the Company entered into various lease and licensing agreements with Clear Channel primarily for office space occupied by the Company’s employees. For the three months ended March 31, 2007 and 2006, the Company recorded $0.2 million and $0.2 million, respectively, of expense as a component of selling, general and administrative expenses related to these agreements.

As of March 31, 2007, the Company has recorded a liability in accrued expenses to Clear Channel of $0.3 million for the transition services described above and certain other costs paid for by Clear Channel on the Company’s behalf.

Other Relationships

Transactions with Directors

In May 2006, the Company acquired a 50.1% controlling interest in the touring business of a commonly owned group of companies operating under the name of Concert Productions International, or CPI, and a 50% interest in several entities in the non-touring business of CPI (collectively, the “CPI Entities”). Concurrent with the acquisition, Michael Cohl became a member of the Company’s board of directors. Mr. Cohl owns a 72.37% interest in Concert Productions International, Inc. (“CPI, Inc.”) which, together with other sellers, sold the Company its interests in the CPI Entities. Through his ownership in CPI, Inc., Mr. Cohl indirectly received consideration from the sale of $72,370 in cash and 54,519 shares of the Company’s common stock, which shares are subject to a Lockup and Registration Rights Agreement. The CPI Entities have entered into a Services Agreement with KSC Consulting (Barbados) Inc. for the executive services of Mr. Cohl, pursuant to which Mr. Cohl serves as Chief Executive Officer of the CPI Entities for a term of five years. For the three months ended March 31, 2007, the Company incurred $0.3 million related to these services with KSC Consulting. In addition, the Company entered into a Securityholders Agreement and a Credit Agreement in connection with this transaction. The Securityholders Agreement provides, among other things, for the payment of fees and expenses to CPI, Inc. and CPI Entertainment Rights, Inc., a wholly-owned subsidiary of CPI, Inc., and the Credit Agreement requires the Company to make certain extensions of credit to the CPI Entities. Mr. Cohl receives stock options awards as do other members of the Company’s board of directors.

Other Related Parties

The Company conducts certain transactions in the ordinary course of business with companies that are owned, in part or in total, by various members of management of the Company’s subsidiaries. These transactions primarily relate to venue rentals, equipment rental, ticketing and other services and reimbursement of certain costs. Expenses of $1.5 million and $1.2 million were incurred for the three months ended March 31, 2007 and 2006, respectively, and revenues of $0.3 million and $0.1 million were earned for the three months ended March 31, 2007 and 2006, respectively, from these companies for services rendered or provided in relation to these business ventures. None of these transactions were with directors or executive officers of the Company.

NOTE 7 — INCOME TAXES

The Company customarily calculates interim effective tax rates in accordance with Accounting Principles Board Opinion 28, Interim Financial Reporting (“APB 28”). As required by APB 28, the Company applies the estimated annual effective tax rate to year-to-date pretax income (or loss) at the end of each interim period to compute a year-to-date tax expense (or benefit). FASB Interpretation No. 18 (“FIN 18”) requires departure from customary effective tax rate computations when losses incurred within tax jurisdictions cannot be carried back and future profits associated with operations in those tax jurisdictions cannot be assured beyond any reasonable doubt. Accordingly, the Company has calculated an expected annual effective tax rate of 28%, excluding significant, unusual or extraordinary items, for ordinary income associated with operations, which are principally outside of the United States, for which the Company currently expects to have annual taxable income. That effective tax rate has been applied to year-to-date earnings for which the Company currently expects to have taxable income. The Company has not recorded tax benefits associated with losses from operations for which tax benefits cannot be reasonably assured. As required by APB 28, the Company also includes tax effects of significant, unusual or extraordinary items in income tax expense in interim periods in accordance with customary requirements.

During the first quarter of 2006, the effective tax rate for 2006 was expected to be 38% to 40%. The decrease in effective tax rate applied in 2007 as compared to 2006 is primarily related to losses from operations for which tax benefits cannot be reasonably assured and the related impact of FIN 18 as discussed above.

In June 2006, the FASB issued FIN 48, which became effective for the Company on January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As a result of the adoption of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date on January 1, 2007, the Company had $21.9 million of unrecognized tax benefits, the majority of which would affect the Company’s effective tax rate if recognized. At March 31, 2007, the Company had $22.0 million of unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the three months ended March 31, 2007, the Company has recognized $0.4 million of interest and penalties related to uncertain tax positions. As of March 31, 2007, the Company has approximately $2.4 million of accrued interest related to uncertain tax positions.

The tax years 2002 through 2006 remain open to examination by the major tax jurisdictions to which the Company is subject.

NOTE 8 — STOCK-BASED COMPENSATION

In December 2005, the Company adopted its 2005 Stock Incentive Plan. The plan authorizes the Company to grant stock option awards, director shares, stock appreciation rights, restricted stock and deferred stock awards, other equity-based awards and performance awards. The Company has granted options to purchase its common stock to employees and directors of the Company and its affiliates under the stock incentive plan at no less than the fair market value of the underlying stock on the date of grant. These options are granted for a term not exceeding ten years and the nonvested options are forfeited in the event the employee or director terminates his or her employment or relationship with the Company or one of its affiliates. Any options that have vested at the time of termination are forfeited to the extent they are not exercised within the applicable post-employment exercise period provided in their option agreements. These options vest over one to five years. The stock incentive plan contains anti-dilutive provisions that require the adjustment of the number of shares of the Company’s common stock represented by, and the exercise price of, each option for any stock splits or stock dividends.

Stock Options

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”), which is a revision of FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and amends FASB Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. The Company chose the modified-prospective transition application of Statement 123(R). The fair value of the options is amortized to expense on a straight-line basis over the options’ vesting period.

Prior to the adoption of Statement 123(R) and through March 31, 2007, no tax benefits from the exercise of stock options have been recognized. Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with Statement 123(R).

The fair value for options in the Company’s stock was estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on implied volatilities of traded options and the historical volatility of stocks of similar companies since the Company’s common stock does not have sufficient trading history to reasonably predict its own volatility. The Company has used the simplified method for estimating the expected life within the valuation model which is the period of time that options granted are expected to be outstanding. The risk free rate for periods within the life of the option is based on the U.S. Treasury Note rate. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant:

	2007	2006
Risk-free interest rate	4.5% - 4.86%	4.71%
Dividend yield	0.0%	0.0%
Volatility factors	28%	28%
Weighted average expected life (in years)	5 - 7.5	5 -7.5

The following table presents a summary of the Company’s stock options outstanding at, and stock option activity during, the three months ended March 31, 2007 and 2006 (“Price” reflects the weighted average exercise price per share):

	2007		2006
	Options	Price	Options	Price
	(in thousands, except per share data)
Outstanding, January 1	2,152	$11.07	2,078	$10.60
Granted	1,930	24.91	—	—
Exercised	(40)	10.60	—	—
Forfeited or expired	(161)	10.60	—	—

Outstanding, March 31	3,879	$17.98	2,078	$10.60

Exercisable, March 31	32	$10.60	—	—
Weighted average fair value per option granted		$6.03		$3.72

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

Cash received from stock option exercises for the three months ended March 31, 2007 was $0.4 million. The Company did not realize any actual tax benefit from stock option exercises.

There were 4.6 million shares available for future grants under the stock incentive plan at March 31, 2007. Vesting dates on the stock options range from December 2007 to December 2011, and expiration dates range from December 2012 to March 2017 at exercise prices and average contractual lives as follows:

Range of Exercise Prices	Outstanding as of 3/31/07 (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable as of 3/31/07 (in thousands)	Weighted Average Exercise Price
$10.60	1,859	7.3	$10.60	32	$10.60
$20.00 - $25.00	2,020	9.9	$24.78	—	$—

The total intrinsic value of options exercisable as of March 31, 2007 was $0.1 million.

Restricted Stock Awards

The Company has granted restricted stock awards to its employees and directors under the stock incentive plan. These common shares carry a legend which restricts their transferability for a term of one to five years and are forfeited in the event the recipient’s employment or relationship with the Company is terminated prior to the lapse of the restriction. In addition, certain restricted stock awards require the Company to achieve minimum performance targets in order for these awards to vest. Recipients of the restricted stock awards are entitled to all cash dividends as of the date the award was granted. The fair value of the restricted stock is amortized to expense on a straight-line basis over the restricted stock’s vesting period.

The following table presents a summary of the Company’s restricted stock awards outstanding at March 31, 2007 and 2006 (“Price” reflects the weighted average share price at the date of grant):

	2007		2006
	Awards	Price	Awards	Price
	(in thousands, except per share data)
Outstanding, January 1	361	$12.39	319	$10.60
Granted	121	24.95	5	18.21
Forfeited	—	—	—	—
Vested	—	—	—	—

Outstanding, March 31	482	$15.63	324	$10.72

The Company recorded $2.4 million and $0.8 million of non-cash compensation expense during the three months ended March 31, 2007 and 2006, respectively, related to nonvested stock-based compensation arrangements for stock options and restricted stock awards with $1.3 million and $0.4 million recorded in selling, general and administrative expenses and $1.1 million and $0.4 million recorded in corporate expenses for the same respective periods. As of March 31, 2007, there was $27.1 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements for stock options and restricted stock awards. This cost is expected to be recognized over the next five years.

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

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(45,049)	$1,117
Effect of dilutive securities — none	—	—

Numerator for net income (loss) per common share — diluted	$(45,049)	$1,117
Denominator:
Weighted average common shares	65,500	63,972
Effect of dilutive securities:
Stock options and restricted stock	—	508

Denominator for net income (loss) per common share — diluted	65,500	64,480
Net income (loss) per common share:
Basic	$(.69)	$.02
Diluted	$(.69)	$.02

The calculation of diluted net income (loss) per share includes the effects of the assumed exercise of any outstanding stock options and the assumed vesting of shares of restricted stock where dilutive. For the three months ended March 31, 2007, the Company has excluded all potentially dilutive securities such as nonvested restricted stock and outstanding options to purchase common stock from the calculation of diluted net loss per common share because such securities are anti-dilutive. For the three months ended March 31, 2007, the diluted weighted average common shares outstanding excludes 1,764,448 total shares which represents the dilutive effect of 4,361,285 stock options and restricted stock because these securities were anti-dilutive.

NOTE 10 — RECENT DEVELOPMENTS

In March 2007, the Company acquired a 43.9% interest in Academy Music Holdings Limited (“AMG”). AMG owns and/or operates music venues in the United Kingdom through a joint venture with Gaiety Investments. The Company recorded this transaction as a $20.9 million contribution to investments in nonconsolidated affiliates and a $12.0 million assumption of a loan receivable. As a regulatory condition to the transaction, the Company will be divesting the Hammersmith Apollo and Forum venues in London. In connection with this transaction, the Company entered into an agreement with Gaiety Investments that gives the Company an option to acquire, in a noncash transaction, an additional 12% interest in AMG currently owned by Gaiety Investments.

NOTE 11 — OTHER INFORMATION

Included in loss (gain) on sale of operating assets for the three months ended March 31, 2007 is an $8.1 million loss related to the sale of the Company’s remaining 50.1% interest in the production of Phantom: The Las Vegas Spectacular. In addition, the Company recorded a $3.5 million gain related to the sale of Donington Park, in the United Kingdom.

Included in loss (gain) on sale of operating assets for the three months ended March 31, 2006 is a $7.7 million gain related to the sale of a portion of the Company’s sports representation business assets related to basketball representation. This sale was made to a former member of senior management of the Company.

NOTE 12 — SEGMENT DATA

Beginning in 2007, the Company reorganized its business units and the way in which these businesses are assessed and therefore changed its reportable segments to North American Music, International Music, Global Artists, Global Digital and Global Theater. Multiple operating segments are aggregated as the reportable segment for Global Artists. The North American Music segment principally involves the promotion of live music events in the Company’s owned and/or operated venues and in rented third-party venues and the operation and management of music venues primarily in the United States and Canada. The International Music segment principally involves the promotion of live music events in the Company’s owned and/or operated venues and in rented third-party venues, the production of music festivals and the operation and management of music venues outside of North America. The Global Artists segment principally involves the production and/or promotion of global music tours as well as providing various services to artists including fan clubs, advertising production services, merchandise services and DVD/CD production and distribution. The Global Digital segment principally involves the management of the Company’s in-house centralized ticketing operations and online and wireless distribution activities, including the development of the Company’s website. The Global Theater segment principally involves the presentation and production of touring and other theatrical performances and the operation and management of theatrical venues. “Other” includes specialized motor sports, sports representation and other businesses.

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

There are no customers that individually account for more than ten percent of the Company’s consolidated revenues in any year.

	North American Music	International Music	Global Artists	Global Digital	Global Theater	Other	Corporate	Eliminations	Consolidated
	(in thousands)
Three Months Ended March 31, 2007
Revenue	$243,157	$104,586	$22,859	$1,301	$109,198	$104,696	$—	$(1,612)	$584,185
Direct operating expenses	188,299	71,712	17,293	6	77,552	68,062	—	(1,612)	421,312
Selling, general and administrative expenses	74,915	32,329	10,604	3,224	21,427	8,834	—	—	151,333
Depreciation and amortization	13,050	4,566	3,730	607	3,655	810	1,268	—	27,686
Loss (gain) on sale of operating assets	—	(65)	—	—	8,029	(3,481)	(21)	—	4,462
Corporate expenses	—	—	—	—	—	—	9,796	—	9,796

Operating income (loss)	$(33,107)	$(3,956)	$(8,768)	$(2,536)	$(1,465)	$30,471	$(11,043)	$—	$(30,404)

Intersegment revenues	$15	$—	$1,109	$—	$—	$488	$—	$—	$1,612
Identifiable assets	$1,026,618	$734,861	$208,221	$12,660	$375,659	$81,248	$97,190	$—	$2,536,457
Capital expenditures	$7,894	$661	$546	$1,750	$746	$8	$2,074	$—	$13,679

Three Months Ended March 31, 2006
Revenue	$207,277	$87,673	$30,182	$762	$82,165	$110,080	$—	$(1,572)	$516,567
Direct operating expenses	174,530	58,176	26,713	249	49,297	70,440	—	(1,573)	377,832
Selling, general and administrative expenses	49,037	25,244	2,615	2,298	21,704	15,117	—	1	116,016
Depreciation and amortization	8,495	1,741	68	66	3,513	626	496	—	15,005
Loss (gain) on sale of operating assets	3	—	—	—	4	(7,667)	(68)	—	(7,728)
Corporate expenses	—	—	—	—	—	—	7,379	—	7,379

Operating income (loss)	$(24,788)	$2,512	$786	$(1,851)	$7,647	$31,564	$(7,807)	$—	$8,063

Intersegment revenues	$239	$—	$887	$—	$—	$446	$—	$—	$1,572
Identifiable assets	$563,035	$507,432	$97,692	$5,470	$496,088	$91,501	$131,084	$—	$1,892,302
Capital expenditures	$4,753	$915	$40	$235	$6,613	$4,334	$268	$—	$17,158

The following table provides information on the Company’s foreign operations included in the consolidated amounts above:

	United Kingdom Operations (1)	Other Foreign Operations	Total Foreign Operations
	(in thousands)
Three Months Ended March 31, 2007
Revenue	$79,385	$74,809	$154,194
Identifiable assets	$496,322	$362,986	$859,308

Three Months Ended March 31, 2006
Revenue	$45,830	$60,319	$106,149
Identifiable assets	$325,416	$338,751	$664,167

(1)	Includes the Company’s venue in Ireland.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Live Nation” (which may be referred to as “we”, “us” or “our”) means Live Nation, Inc. and its subsidiaries, or one of our segments or subsidiaries, as the context requires. You should read the following discussion of our financial condition and results of operations together with the unaudited consolidated financial statements and notes to the financial statements included elsewhere in this quarterly report.

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

Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth under Item 1A. — Risk Factors of our 2006 Form 10-K as well as other factors described herein or in our annual, quarterly and other reports we file with the SEC (collectively, “cautionary statements”). Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. We do not intend to update these forward-looking statements, except as required by applicable law.

Executive Overview

During 2006, our first year as a standalone public company, we organized our business into three reportable segments: Events, Venues and Sponsorship and Digital Distribution. As we moved into 2007, we defined our strategy to make Live Nation a live music company rather than a general live entertainment company. To that end, on March 1st, we announced that we had begun a process to sell the majority of our North American theatrical business. In addition, we announced in January 2007, that we reorganized our music business to bring the Events and Venues and Sponsorship divisions under common management in order to ensure the alignment of goals for these two important parts of our business.

As a result of these changes in the operation and management of our business, beginning in 2007 we have now amended our reporting segments to be: North American Music, International Music, Global Artists, Global Digital and Global Theater. In addition, we have operations in the specialized motor sports, sports representation and other businesses, which are included under “other”.

The impact of this change in segments is essentially:

•	Ticket sales and show related costs that were previously recorded in our Events segment are now separated between the new segments based on geography and/or type of event.

•

Food and beverage, sponsorship, merchandise, rental and other venue ancillary income and venue related costs that were previously recorded in our Venues and Sponsorship segment are now separated between the new segments based on geography and/or type of event.

•

Revenues from ticket rebates on tickets sold by third-parties under our ticketing agreements that were previously recorded in our Digital Distribution segment are now record with their respective events in the applicable segments.

•	Global Digital continues to record a portion of the service charge earned on tickets sold though our in-house centralized ticketing operations.

•	Our specialized motor sports business which was previously included in our Events segment is now recorded as part of other operations.

•

Global Artists now includes our artist services businesses such as Musictoday, LLC (Musictoday) and Cinq Group, LLC, which operates as TRUNK, Ltd. (Trunk), which were previously reported in our Digital Distribution and Events segments, respectively.

The highlights for each of these segments for the first quarter of 2007 are:

North American Music

•

This segment includes the results from all our North American music venues (including House of Blues, acquired in November 2006), as well as our results from shows we promote in third-party arenas and other venues. These results include all concert income streams in which Live Nation participates, including ticket rebates that were previously recorded in Digital Distribution under our 2006 segments.

•

In the quarter, events promoted by North American Music increased by 427 to 1,822. This increase was largely a result of 472 events in House of Blues clubs that we did not own in the same period of the prior year.

•

We continued with our strategy to expand in the mid-size venue market by adding the Dodge Theatre (5,500 capacity) in Phoenix to our portfolio in January 2007. This was followed in April with the announcement that we will be taking over and renovating the world famous Hollywood Palladium (4,000 capacity). We also commenced the expansion of the famous Fillmore brand by renaming The Theater of Living Arts as The Fillmore Philadelphia and Irving Plaza as The Fillmore New York at Irving Plaza.

•

In addition, in January 2007, we announced the opening of a regional office in Florida in order to focus on growing our presence in the important markets of Miami (DMA® #16) and Tampa (DMA® #12). DMA® refers to a United States designated market area and is a registered trademark of Nielsen Media Research, Inc.

•

As part of our continuing plan to focus our operations in the top markets globally, as well as to appropriately maximize the value of our real estate portfolio, we are in the process of divesting of a small number of venues.

International Music

•

This segment includes the results from all of our music operations in 17 countries in Europe and the Far East. This includes results from venues (principally in the United Kingdom), concerts in third-party venues and festivals.

•

In the quarter, events promoted by International Music increased by 155 to 663. This was mainly a result of stronger promotion activity in the United Kingdom. Results, however, were negatively impacted by weaker tours in other international markets as compared to 2006.

•

In January 2007, we completed the acquisition of a 51% interest in Jackie Lombard Productions (Jackie Lombard), one of the leading promoters in France. This added the 17th country to our international network outside of North America.

•

In March 2007, our UK venue presence was significantly increased by the acquisition of a 43.9% interest in Academy Music Holding Limited (AMG) through our joint venture with Gaiety Investments. AMG owns and operates 12 music venues throughout the United Kingdom, including the Carling Academy Brixton and Shepherds Bush Empire. Gaiety Investments independently holds a further 12% interest in AMG. As a regulatory condition to the transaction, we will be divesting the Hammersmith Apollo and Forum venues in London.

Global Artists

•

This segment includes the results from our global tours for artists such as the Rolling Stones, U2, Madonna, Barbra Streisand and The Who. In addition, it includes the results of our operations that provide non-touring services to these global artists as well as other artists. These services include fan clubs, merchandise and DVD/CD production services provided by our subsidiaries including Musictoday, Ultrastar and Trunk; all of which we refer to as “Artist Nation”.

•	Our only global tour in the first quarter was The Who, compared to U2 in the prior year.

•

In February 2007 we announced that the Police would be reuniting for a global tour. They are currently expected to play over 80 dates in 2007, commencing with Vancouver on May 28. The majority of the shows sold-out soon after going on-sale. In addition, in March 2007, it was announced that the Rolling Stones would be playing over 20 dates in Europe, commencing on June 5.

•

In April 2007, we acquired the remaining 49% interest in Trunk. Trunk is a specialty merchandise company located in the United States, that acquires licenses primarily from music artists to design, manufacture and sell merchandise through various distribution channels. This deal affirms Live Nation’s continuing strategy to build businesses around live music concerts that benefit both artists and avid fans. Live Nation acquired a majority stake of Trunk in June of last year.

Global Digital

•

This segment includes the results of our in-house centralized ticketing operation and the revenues and costs associated with www.livenation.com. This segment derives the majority of its revenues from service charges earned on tickets sold through our in-house centralized ticketing operations. The tickets sold by this segment are the tickets that we are allowed to sell directly to customers in North America under our agreements with outside ticketing agencies.

•

2007 has already seen the launch of a number of new features on www.livenation.com, including the sale of premium seats, premier parking and VIP access. Live Nation’s websites collectively continue to be ranked as the second most popular entertainment/event site according to Nielsen//NetRatings with nearly 3 million unique visitors in the month of March 2007.

Global Theater

•

This segment includes the results from our North American presenting business (Broadway Across America), our United Kingdom theatrical producing and presenting business and our North American and United Kingdom theatrical venues.

•

Broadway Across America experienced an increase of 265 events to 1,033 for the first quarter, and our United Kingdom presenting business increased its number of events by 208 to 262. The growth in Broadway Across America was largely due to tours of Lion King, Wicked and Spamalot, while the United Kingdom growth was driven by tours of Cats, Chicago and Starlight Express. In addition, both our North American and United Kingdom theatrical venues experienced an increased number of events, largely due to Pirate Queen, Wicked and Spamalot in North America and Wicked in London.

•

In March 2007, we announced that we have commenced a process to divest the majority of our North American theatrical business assets. The assets we anticipate including in the sale include (i) our Broadway Across America business, and (ii) thirteen theatrical venues which we own, operate or have an equity interest in located in the seven major North American markets of Chicago, Boston, Baltimore, Minneapolis, Toronto, Washington D.C. and Philadelphia. This sale process remains on going and is subject to us receiving acceptable terms of sale.

•	Effective March 31, 2007, we divested our remaining 50.1% interest in the production of Phantom: The Las Vegas Spectacular at The Venetian Resort Hotel and Casino in Las Vegas.

Other Operations

•	This principally includes our motor sports business and the few remaining portions of our sports representation business, the majority of which was divested in 2006.

•	The first quarter represents the main operating season for our motor sports business, which continued to build on its successful 2006 season, increasing ticket sales by 3% to 3.9 million.

•	In January 2007, we completed the sale of Donington Park race track in the United Kingdom.

Our Separation from Clear Channel

We were formed through acquisitions of various entertainment businesses and assets by our predecessors. On August 1, 2000, Clear Channel Communications, Inc. (Clear Channel) acquired our entertainment business. On August 2, 2005, we were incorporated in our current form as a Delaware corporation to own substantially all of the entertainment business of Clear Channel. On December 21, 2005, the separation of the business previously conducted by Clear Channel’s live entertainment segment and sports representation business, now comprising our business, and the distribution by Clear Channel of all of our common stock to its shareholders, was completed in a tax free spin-off. Following our separation from Clear Channel, we became a separate publicly traded company on the New York Stock Exchange trading under the symbol “LYV”.

Segment Overview

Beginning in 2007, we reorganized our business units and the way in which these businesses are assessed and therefore changed our reportable segments to North American Music, International Music, Global Artists, Global Digital and Global Theater. In addition, we have operations in the specialized motor sports, sports representation and other businesses which are included under “other”. Previously, we operated in three reportable business segments: Events, Venues and Sponsorship and Digital Distribution. In addition, previously included under “other” were our operations in the sports representation and other businesses. We have reclassified all periods presented to conform to the current period presentation.

North American Music

Our North American Music segment principally involves the promotion of live music events in our owned and/or operated venues and in rented third-party venues. While our North American Music segment operates year-round, we experience higher revenues during the second and third quarters due to the seasonal nature of shows at our outdoor amphitheaters, which primarily occur May through September.

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

As a venue operator, we contract with promoters to rent our venues for events and we provide operational services such as concessions, merchandising, parking, security, ushering and ticket-taking. We generate revenues primarily from the sale of food and beverages, parking, premium seating, venue sponsorships and ticket rebates earned on tickets sold through phone, outlet and internet by third-parties under our ticketing agreements for events we promote. In our amphitheaters, the sale of food and beverages is outsourced and we receive a share of the net revenues from the concessionaire which is recorded in revenue with no significant direct operating expenses associated with it. Revenues generated from venue operations typically have a higher margin than promotion revenues and therefore typically have a more direct relationship to operating income.

We actively pursue the sale of national and local sponsorships and placement of advertising, including signage and promotional programs. Many of our venues also have venue naming rights sponsorship programs. We believe national sponsorships allow us to maximize our network of venues and to arrange multi-venue branding opportunities for advertisers. Our national sponsorship programs have included companies such as American Express, Anheuser Busch, Nokia and Verizon. Our local and venue-focused sponsorships include venue signage, promotional programs, on-site activation, hospitality and tickets, and are derived from a variety of companies across various industry categories.

To judge the health of our North American Music segment, management primarily monitors the number of confirmed events in our network of owned and/or operated and third-party venues, talent fees, average paid attendance and advance ticket sales. In addition, at our owned and/or operated venues, management monitors attendance, food and beverage sales per attendee, premium seat sales and corporate sponsorship sales.

International Music

Our International Music segment principally involves the promotion of live music events in our owned and/or operated venues and in rented third-party venues and the production of music festivals. While our International Music segment operates year-round, we experience higher revenues during the second and third quarters due to the seasonal nature of our international festivals, which primarily occur June through August.

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

As a venue operator, we contract with promoters to rent our venues for events and we provide operational services such as concessions, merchandising, parking, security, ushering and ticket-taking. We generate revenues primarily from rental income, the sale of food and beverages, parking, premium seating, venue sponsorships and ticket rebates earned on tickets sold through phone, outlet and internet by third-parties under our ticketing agreements for events we promote. Revenues generated from venue operations typically have a higher margin than promotion revenues and therefore typically have a more direct relationship to operating income.

To judge the health of our International Music segment, management primarily monitors the number of confirmed events in our network of owned and/or operated and third-party venues, talent fees, average paid attendance and advance ticket sales. In addition, at our owned and/or operated venues, management monitors attendance and food and beverage sales per attendee. In addition, because this business is conducted in foreign markets, management looks at the operating results from our foreign operations on a constant dollar basis.

Global Artists

Our Global Artists segment principally involves the production and/or promotion of global music tours as well as providing various services to artists such as artist fan clubs and artist merchandising. While our Global Artists segment operates year-round, the timing of tours of top-grossing acts can impact comparability of quarterly results year over year, although annual results may not be impacted.

As a producer, we generally hire artistic talent, develop sets and coordinate the actual performances of the events. We usually produce tours on a global basis. We generate revenues by sharing in a percentage of event or tour profits primarily related to the sale of tickets, merchandise and event and tour sponsorships. These production revenues are generally related to the size and profitability of the music tour. Artist and production costs, included in direct operating expenses, are typically substantial in relation to the revenues. As a result, significant increases or decreases in revenue related to these music tours do not typically result in comparable changes to operating income.

In addition to the above, we provide various services to artists including marketing, advertising production services and DVD/CD production and distribution. We refer to all of our non-touring artist services as “Artist Nation”.

To judge the health of our Global Artists segment, management primarily monitors the number of confirmed events, paid attendance and tour contribution margin. In addition, for our Artist Nation services, management monitors the number of artist clients, revenue per artist client and DVD/CD orders.

Global Digital

Our Global Digital segment is creating the new internet and digital platform for Live Nation. This segment is involved in managing our in-house ticketing operations and online and wireless distribution activities, including the development of our website. This segment derives the majority of its revenues from service charges earned on tickets sold through our in-house centralized ticketing operations. The tickets sold by this segment are the tickets that we are allowed to sell directly to customers in North America under our agreements with outside ticketing agencies. For these tickets, Global Digital pays our North American Music and Global Theater segments a ticket rebate equivalent to the amount that they would have received had the ticket been sold by an outside ticketing agency. The remainder of the service charge is retained by Global Digital.

To judge the health of our Global Digital segment, management primarily reviews the number of tickets sold through our in-house centralized ticketing operations and the number of unique visitors to our websites.

Global Theater

Our Global Theater segment principally involves the presentation and production of touring and other theatrical performances, owning and/or operating theatrical venues and selling sponsorships and advertising. While our Global Theater segment operates year-round, we experience higher revenues during the first, second and fourth quarters as the theatrical touring season typically runs from September to April.

As a presenter, we typically book touring theatrical performances of revivals of previous commercial successes and new productions of theatrical performances playing on Broadway in New York or the West End in London. We pre-sell tickets for our touring and other theatrical performances through one of the largest subscription series, Broadway Across America, in the United States and Canada. We occasionally invest in the theatrical shows or productions to obtain touring rights and favorable scheduling to distribute them across our presentation network. Revenues are generally related to the number of events, volume of ticket sales and ticket prices. Event costs, included in direct operating expenses, such as touring company and production service expenses, are typically substantial in relation to the revenues. As a result, significant increases or decreases in presentation revenue do not typically result in comparable changes to operating income.

We derive revenues from our theater venue operations primarily from rental income, sponsorships, concessions, merchandise and ticket rebates earned on tickets sold through phone, outlet and internet by third-parties under our ticketing agreements for events we present. For each theatrical event we host, we typically receive a fixed fee for the use of the venue, as well as fees representing a percentage of total concession sales from the vendors and total merchandise sales from the performer or tour producer. Revenues generated from theater venue operations typically have a higher margin than presentation revenues and therefore typically have a more direct relationship to operating income.

To judge the health of our Global Theater segment, management primarily monitors the number of confirmed events, average show profit, paid attendance and advance ticket sales. In addition, at our owned and/or operated theater venues, management monitors attendance, food and beverage sales per attendee, and corporate sponsorship sales. In addition, because a portion of our global theater business is conducted in foreign markets, management looks at the operating results from our foreign operations on a constant dollar basis.

Consolidated Results of Operations

	Three Months Ended March 31,		% Change
(in thousands)	2007	2006
Revenue	$584,185	$516,567	13%
Operating expenses:
Direct operating expenses	421,312	377,832	12%
Selling, general and administrative expenses	151,333	116,016	30%
Depreciation and amortization	27,686	15,005	85%
Loss (gain) on sale of operating assets	4,462	(7,728)	* *
Corporate expenses	9,796	7,379	33%

Operating income (loss)	(30,404)	8,063	* *
Operating margin	(5%)	2%

Interest expense	14,952	7,813
Interest income	(2,769)	(1,480)
Equity in earnings of nonconsolidated affiliates	(343)	(1,824)
Minority interest income	(3,045)	(835)
Other expense (income) — net	(60)	2,554

Income (loss) before income taxes	(39,139)	1,835
Income tax expense:
Current	2,206	167
Deferred	3,704	551

Net income (loss)	$(45,049)	$1,117

Note:	Non-cash compensation expense of $1.1 million and $0.5 million is included in corporate expenses and $1.3 million and $0.4 million is included in selling, general and administrative expenses for the three months ended March 31, 2007 and 2006, respectively.
**	Percentages are not meaningful.

Key Operating Metrics

	Three Months Ended March 31,
	2007	2006
Events
North American music promotions	1,822	1,395
North American music third-party rentals at our owned and/or operated venues	242	328
International music promotions	663	508
International music third-party rentals at our owned and/or operated venues	370	346
Global artists promotions	11	—
Global theater promotions	1,295	822
Global theater third-party rentals at our owned and/or operated venues	1,681	1,584
Motor sports promotions	385	387

Total events	6,469	5,370

Further detail of North American music promotions:
Owned and/or operated amphitheaters	16	13
All other	1,806	1,382

Total North American music promotion events	1,822	1,395

Attendance (rounded)
North American music promotions	3,546,000	3,464,000
North American music third-party rentals at our owned and/or operated venues	308,000	129,000
International music promotions	1,051,000	1,002,000
International music third-party rentals at our owned and/or operated venues	913,000	616,000
Global artists promotions	80,000	—
Global theater promotions	1,945,000	1,465,000
Global theater third-party rentals at our owned and/or operated venues	1,650,000	1,405,000
Motor sports promotions	3,920,000	3,808,000

Total attendance	13,413,000	11,889,000

Further detail of North American music promotions:
Owned and/or operated amphitheaters	43,000	68,000
All other	3,503,000	3,396,000

Total North American music promotion attendance	3,546,000	3,464,000

Note:	Events and attendance information for our exhibitions and sports businesses have been excluded as the majority of these businesses have either been sold or shut down during 2006. Promotions listed above include events in our owned and/or operated venues as well as events we promote in third-party venues.

Overview

During the three months ended March 31, 2007 as compared to the same period of the prior year, our total attendance increased 13%, resulting in a corresponding increase in revenue. Of the $67.6 million increase in revenue, $84.8 million was a result of our acquisitions in 2006. In addition, Global Theater revenues increased $27.0 million primarily related to our production of Phantom: The Las Vegas Spectacular. The offsetting decrease in revenue principally arose from reduced revenue in North American Music arena events and Global Artists tours.

Our direct operating expenses followed the same trend as our revenues, but our selling, general and administrative expenses increased significantly more than the percentage increases in revenue and direct operating expenses, largely due to $30.6 million of selling, general and administrative expenses from our 2006 acquisitions. In addition, for both our existing and acquired businesses, selling, general and administrative expenses remain relatively fixed throughout the year, whereas our activity is, for the most part, at its lowest level in the first quarter.

Our overall operating loss in the first quarter of 2007 was impacted by the above factors, as well as lower profitability on our international music events during the quarter and disappointing operating results from our production of Phantom: The Las Vegas Spectacular.

Revenue

Our revenue increased $67.6 million, or 13%, during the three months ended March 31, 2007 as compared to the same period of the prior year primarily due to increases in revenue in our North American Music, International Music and Global Theater segments of $35.9 million, $16.9 million and $27.0 million, respectively, partially offset by decreases in revenue in our Global Artists segment and other operations of $7.3 million and $5.4 million, respectively. Included in the increase in revenue for the three months ended March 31, 2007 is approximately $12.5 million from increases in foreign exchange rates as compared to the same period of 2006.

More detailed explanations of the three-month changes are included in the applicable segment discussions contained herein.

Direct operating expenses

Our direct operating expenses increased $43.5 million, or 12%, during the three months ended March 31, 2007 as compared to the same period of the prior year primarily due to an increase in direct operating expenses in our North American Music, International Music and Global Theater segments of $13.8 million, $13.5 million and $28.3 million, respectively, partially offset by a decrease in direct operating expenses in our Global Artists segment of $9.4 million. Included in the increase in direct operating expenses for the three months ended March 31, 2007 is approximately $8.3 million from increases in foreign exchange rates as compared to the same period of 2006.

Direct operating expenses include artist fees, show related marketing and advertising expenses along with other costs.

More detailed explanations of the three-month changes are included in the applicable segment discussions contained herein.

Selling, general and administrative expenses

Our selling, general and administrative expenses increased $35.3 million, or 30%, during the three months ended March 31, 2007 as compared to the same period of the prior year primarily due to increases in selling, general and administrative expenses in our North American Music, International Music and Global Artists segments of $25.9 million, $7.1 million and $8.0 million, respectively, partially offset by a decrease in our other operations of $6.3 million. Included in the increase in selling, general and administrative expenses for the three months ended March 31, 2007 is approximately $4.2 million from increases in foreign exchange rates as compared to the same period of 2006.

More detailed explanations of the three-month changes are included in the applicable segment discussions contained herein.

Depreciation and amortization

Our depreciation and amortization increased $12.7 million, or 85%, during the three months ended March 31, 2007 as compared to the same period of the prior year primarily due to increases in depreciation and amortization in our North American Music, International Music and Global Artists segments of $4.6 million, $2.8 million and $3.7 million, respectively.

More detailed explanations of the three-month changes are included in the applicable segment discussions contained herein.

Loss (gain) on sale of operating assets

Our loss on sale of operating assets increased $12.2 million during the three months ended March 31, 2007 as compared to the same period of the prior year primarily due to an $8.1 million loss recorded in 2007 on the sale of our production of Phantom: The Las Vegas Spectacular, partially offset by a gain recorded on the sale of Donington Park in the United Kingdom. Also contributing to this increase in the net loss was a gain recorded in 2006 on the sale of a portion of our sports representation business assets related to basketball.

Corporate expenses

Corporate expenses increased $2.4 million, or 33%, during the three months ended March 31, 2007 as compared to the same period of the prior year primarily due to increased headcount related to the building of corporate functions previously provided by Clear Channel, higher legal fees related to general corporate matters and higher non-cash compensation due to additional stock-based awards.

Interest expense

Interest expense increased $7.1 million during the three months ended March 31, 2007 as compared to the same period of the prior year primarily due to interest expense related to our additional term loan which we obtained in the fourth quarter of 2006, borrowings under the revolving credit facility and a 0.5% increase in the interest rate on our term loans.

Our debt balances and weighted average cost of debt, including redeemable preferred stock, were $704.5 million and 8.12%, respectively, at March 31, 2007, and $406.3 million and 7.45%, respectively, at March 31, 2006.

Interest income

Interest income increased $1.3 million during the three months ended March 31, 2007 as compared to the same period of the prior year primarily due to interest income earned on HOB Entertainment, Inc. (HOB) purchase price held in escrow and excess cash invested in money market funds and other short-term investments.

Equity in earnings of nonconsolidated affiliates

Equity in earnings of nonconsolidated affiliates decreased $1.5 million during the three months ended March 31, 2007 as compared to the same period of the prior year primarily due to an impairment of one of our investments.

Minority interest income

Minority interest income increased $2.2 million during the three months ended March 31, 2007 as compared to the same period of the prior year primarily due to operating losses related to our production of Phantom: The Las Vegas Spectacular which opened in the third quarter of 2006 as well as weaker results from Mean Fiddler venues in the United Kingdom.

Other expense (income) — net

Other income increased $2.6 million during the three months ended March 31, 2007 as compared to the same period of the prior year primarily due to a loss recorded in 2006 on a decrease in the value of stock investments received, or to be received, as part of a contractual obligation which was completed in the first quarter of 2007.

Income Taxes

We customarily calculate interim effective tax rates in accordance with Accounting Principles Board Opinion 28, Interim Financial Reporting (APB 28). As required by APB 28, we apply the estimated annual effective tax rate to year-to-date pretax income (or loss) at the end of each interim period to compute a year-to-date tax expense (or benefit). Financial Accounting Standards Board (FASB) Interpretation No. 18 (FIN 18) requires departure from customary effective tax rate computations when losses incurred within tax jurisdictions cannot be carried back and future profits associated with operations in those tax jurisdictions cannot be assured beyond any reasonable doubt. Accordingly, we have calculated an expected annual effective tax rate of 28%, excluding significant, unusual or extraordinary items, for ordinary income associated with operations, which are principally outside of the United States for which we currently expect to have annual taxable income. That effective tax rate has been applied to year-to-date earnings for which we currently expect to have taxable income. We have not recorded tax benefits associated with losses from operations for which tax benefits cannot be reasonably assured. As required by APB 28, we have also included tax effects of significant, unusual or extraordinary items in income tax expense in interim periods in accordance with customary requirements.

During the first quarter of 2006, the effective tax rate for 2006 was expected to be 38% to 40%. The decrease in effective tax rate applied in 2007 as compared to 2006 is primarily related to losses from operations for which tax benefits cannot be reasonably assured and the related impact of FIN 18 as discussed above. These effective tax rates result in a net tax expense of $5.9 million for the three months ended March 31, 2007 and $0.7 million for the three months ended March 31, 2006.

North American Music Results of Operations

Our North American Music segment operating results were as follows:

	Three Months Ended March 31,		% Change
(in thousands)	2007	2006
Revenue	$243,157	$207,277	17%
Direct operating expenses	188,299	174,530	8%
Selling, general and administrative expenses	74,915	49,037	53%
Depreciation and amortization	13,050	8,495	54%
Loss on sale of operating assets	—	3	**

Operating loss	$(33,107)	$(24,788)	33%

Operating margin	(14%)	(12%)

**	Percentages are not meaningful.

Three Months

North American Music revenue increased $35.9 million, or 17%, during the three months ended March 31, 2007 as compared to the same period of the prior year due primarily to $57.5 million of revenue related to our acquisition of HOB during the fourth quarter of 2006. Offsetting this increase was a decrease in revenue from arena tours primarily due to us promoting major tours by artists such as Coldplay, Aerosmith and Billy Joel during the first quarter of 2006.

North American Music direct operating expenses increased $13.8 million, or 8%, during the three months ended March 31, 2007 as compared to the same period of the prior year primarily due to $32.4 million of direct operating expenses related to our acquisition of HOB during 2006. Offsetting this increase were decreases in our direct operating expenses associated with the reduction in arena tours discussed above. The net increase in direct operating expenses was significantly less than the increase in revenue due to HOB clubs acquired in 2006 having lower direct operating expenses as a percentage of revenue than our existing businesses.

North American Music selling, general and administrative expenses increased $25.9 million, or 53%, during the three months ended March 31, 2007 as compared to the same period of the prior year primarily due to $19.3 million of selling, general and administrative expenses related to our acquisition of HOB during 2006. In addition, we experienced an increase in legal expenses related to ongoing cases and incremental selling, general and administrative expenses related to the commencement of the Dodge Theater operating agreement in January 2007.

North American Music depreciation and amortization expense increased $4.6 million, or 54%, during the three months ended March 31, 2007 as compared to the same period of the prior year primarily due to amortization of the intangible assets resulting from our acquisition of HOB during 2006 which were recorded as part of the purchase price allocations.

The increase in the operating loss for North American Music is principally a result of the reduction in arena tours in the quarter and the increase in selling, general and administrative expenses described above. This is partially offset by the operating profit from House of Blues clubs acquired in November 2006, less the amortization associated with this acquisition.

International Music Results of Operations

Our International Music segment operating results were as follows:

	Three Months Ended March 31,		% Change
(in thousands)	2007	2006
Revenue	$104,586	$87,673	19%
Direct operating expenses	71,712	58,176	23%
Selling, general and administrative expenses	32,329	25,244	28%
Depreciation and amortization	4,566	1,741	162%
Gain on sale of operating assets	(65)	—	**

Operating income (loss)	$(3,956)	$2,512	**

Operating margin	(4%)	3%

**	Percentages are not meaningful.

Three Months

International Music revenue increased $16.9 million, or 19%, during the three months ended March 31, 2007 as compared to the same period of the prior year. Excluding the increase of foreign exchange rates of $9.8 million, the increase in revenue was $7.1 million, or 8%, primarily due to an increase in events and attendance for our United Kingdom operations driven by stronger promotion activity during the first quarter for artists such as Dolly Parton. In addition, we experienced increased revenues at our owned and/or operated arenas driven by Mamma Mia performances in Ireland. We also had incremental revenue of $6.5 million related to the effect of acquisitions in France and Spain since the same period in the prior year and the addition of the Wembley Arena operating agreement in the United Kingdom. However, these increases were partially offset by a decrease in attendance for our other European operations largely driven by a successful Depeche Mode tour in 2006. In addition, revenues declined due to fees earned on events related to the Winter Olympics held in Italy in 2006.

International Music direct operating expenses increased $13.5 million, or 23%, during the three months ended March 31, 2007 as compared to the same period of the prior year. Excluding the increase of foreign exchange rates of $7.1 million, the increase in direct operating expenses was $6.4 million, or 11%, primarily due to the increase in events and attendance for our United Kingdom operations noted above. In addition, we incurred costs related to the write-off of a theatrical production investment during the first quarter of 2007 in Spain. This investment was made through operations existing prior to our recent acquisition in Spain. We also had incremental direct operating expenses of $3.6 million related to the effect of acquisitions since the same period in the prior year and the addition of the Wembley Arena operating agreement. These increases were partially offset by a decrease in direct operating expenses related to the decrease in attendance for our other European operations noted above.

International Music selling, general and administrative expenses increased $7.1 million, or 28%, during the three months ended March 31, 2007 as compared to the same period of the prior year. Excluding the increase of foreign exchange rates of $3.1 million, the increase in selling, general and administrative expenses was $4.0 million, or 16%, primarily due to $3.8 million of selling, general and administrative expenses related to the acquisitions made since the same period in the prior year and the addition of the Wembley Arena operations.

International Music depreciation and amortization expense increased $2.8 million, or 162%, during the three months ended March 31, 2007 as compared to the same period of the prior year primarily due to increased depreciation related to asset retirement obligations for the Mean Fiddler venues purchased in the third quarter of 2005 due to the finalization of the purchase price allocations in the third quarter of 2006.

Overall, the decline in operating income for International Music in the first quarter of 2007 as compared to the same period of 2006 was due to increased depreciation expense related to asset retirement obligations for the Mean Fiddler venues. In addition, our recent acquisitions in Spain and France experienced operating losses in the first quarter of 2007 due to the timing of events in these markets. We also experienced a reduction in attendance in some of our European markets due to strong arena tours in 2006 and recorded a write-down of a theatrical investment held in Spain.

Global Artists Results of Operations

Our Global Artists segment operating results were as follows:

	Three Months Ended March 31,		% Change
(in thousands)	2007	2006
Revenue	$22,859	$30,182	(24%)
Direct operating expenses	17,293	26,713	(35%)
Selling, general and administrative expenses	10,604	2,615	306%
Depreciation and amortization	3,730	68	**

Operating income (loss)	$(8,768)	$786	**

Operating margin	(38%)	3%

**	Percentages are not meaningful.

Three Months

Global Artists revenue decreased $7.3 million, or 24%, during the three months ended March 31, 2007 as compared to the same period of the prior year due primarily to decreases in our global touring revenue due to the timing and mix of events. During the first quarter of 2006, U2 was touring while during the first quarter of 2007 there were a fewer number of smaller capacity shows for The Who. The number of events and attendance actually increased in 2007 as compared to the same period in 2006 although revenues declined. This is due to the 2006 events being sold off to other promoters since the U2 events were in countries where we do not promote events. Global Artists receives a fee for events that are sold off which is recorded in revenue but since we did not promote the events, the events and attendance metrics do not reflect them. Included in revenues for the three months ended March 31, 2007, were revenues of $20.8 million related to CPI, Trunk, and Musictoday which were acquired during the second and third quarters of 2006.

Global Artists direct operating expenses decreased $9.4 million, or 35%, during the three months ended March 31, 2007 as compared to the same period of the prior year primarily due to the decrease in the number of events noted above which resulted in decreased talent fees and other event related costs. Offsetting these declines, were direct operating expenses of $17.2 million related to CPI, Trunk and Musictoday which were acquired during 2006.

Global Artists selling, general and administrative expenses increased $8.0 million, or 306%, during the three months ended March 31, 2007 as compared to the same period of the prior year primarily due to selling, general and administrative expenses of $7.5 million related to our 2006 acquisitions of CPI, Trunk and Musictoday.

Global Artists depreciation and amortization expense increased $3.7 million during the three months ended March 31, 2007 as compared to the same period of the prior year primarily due to amortization of the intangible assets resulting from our 2006 acquisitions of CPI, Trunk and Musictoday.

The increase in operating loss for Global Artists is principally a result of the amortization of intangible assets related to our acquisition of CPI, the reduction in touring activity compared to the first quarter of 2006 and due to operating losses related to our acquisitions during 2006 arising from the phasing of activity during the year.

Global Digital Results of Operations

Our Global Digital segment operating results were as follows:

	Three Months Ended March 31,		% Change
(in thousands)	2007	2006
Revenue	$1,301	$762	71%
Direct operating expenses	6	249	(98%)
Selling, general and administrative expenses	3,224	2,298	40%
Depreciation and amortization	607	66	**

Operating loss	$(2,536)	$(1,851)	(37%)

Operating margin	(195%)	(243%)

**	Percentages are not meaningful.

Three Months

Global Digital revenues increased $0.5 million, or 71%, during the three months ended March 31, 2007 as compared to the same period of the prior year primarily due to increased sponsorship revenues associated with our in-house ticketing operations.

Global Digital selling, general and administrative expenses increased $0.9 million, or 40%, during the three months ended March 31, 2007 as compared to the same period of the prior year primarily due to increases in salary for new staff and consultant expenses related to our website and internet management.

Global Digital depreciation and amortization expense increased $0.5 million during the three months ended March 31, 2007 as compared to the same period of the prior year primarily due to depreciation expense related to our website development.

Global Theater Results of Operations

Our Global Theater segment operating results were as follows:

	Three Months Ended March 31,		% Change
(in thousands)	2007	2006
Revenue	$109,198	$82,165	33%
Direct operating expenses	77,552	49,297	57%
Selling, general and administrative expenses	21,427	21,704	(1%)
Depreciation and amortization	3,655	3,513	4%
Loss on sale of operating assets	8,029	4	**

Operating income (loss)	$(1,465)	$7,647	**

Operating margin	(1%)	9%

**	Percentages are not meaningful.

Three Months

Global Theater revenue increased $27.0 million, or 33%, during the three months ended March 31, 2007 as compared to the same period of the prior year due primarily to our production of Phantom: The Las Vegas Spectacular which opened during the third quarter of 2006. In addition, the number of events for our North American and international presenting markets increased by 473. Finally, our United Kingdom theatrical theaters experienced increased rental, merchandise and concessions revenues due to an increase in the number of events and related attendance driven by shows such as Wicked and The Producers.

Global Theater direct operating expenses increased $28.3 million, or 57%, during the three months ended March 31, 2007 as compared to the same period of the prior year primarily due to the opening of our production of Phantom: The Las Vegas Spectacular during the third quarter of 2006 and the increase in the number of events for our North American and international presenting markets noted above. While the number of events increased for our North American and international presenting markets, the average profit per event declined due to weaker content.

Global Theater loss on sale of operating assets increased $8.0 million during the three months ended March 31, 2007 as compared to the same period of the prior year due to the sale of our 50.1% investment in the production of Phantom: The Las Vegas Spectacular.

Other Results of Operations

Our other operating results were as follows:

	Three Months Ended March 31,		% Change
(in thousands)	2007	2006
Revenue	$104,696	$110,080	(5%)
Direct operating expenses	68,062	70,440	(3%)
Selling, general and administrative expenses	8,834	15,117	(42%)
Depreciation and amortization	810	626	29%
Gain on sale of operating assets	(3,481)	(7,667)	**

Operating income	$30,471	$31,564	(3%)

Operating margin	29%	29%

**	Percentages are not meaningful.

Three Months

Other revenues decreased $5.4 million, or 5%, during the three months ended March 31, 2007 as compared to the same period of the prior year primarily as a result of the sale of portions of our sports representation business assets and a decline in revenue related to DVD/CD production and distribution projects. Partially offsetting these declines was an increase in revenues related to our specialized motor sports business due to an increase in ticket prices and attendance.

Other direct operating expenses decreased $2.4 million, or 3%, during the three months ended March 31, 2007 as compared to the same period of the prior year primarily due to a decline in our DVD/CD production and distribution projects.

Other selling, general and administrative expenses decreased $6.3 million, or 42%, during the three months ended March 31, 2007 as compared to the same period of the prior year primarily due to the sale of portions of our sports representation business assets.

Other gain on sale of operating assets decreased $4.2 million during the three months ended March 31, 2007 as compared to the same period of the prior year primarily due to a gain recorded in 2007 on the sale of Donington Park in the United Kingdom. In 2006, we recorded a larger gain on the sale of a portion of our sports representation business assets related to basketball.

The decrease in operating income for our other operations is largely due to the reduced gain on sale of operating assets discussed above. This was partially offset by an increase in the operating income of our specialized motor sports business.

Reconciliation of Segment Operating Income (Loss)

	Three Months Ended March 31,
(in thousands)	2007	2006
North American Music	$(33,107)	$(24,788)
International Music	(3,956)	2,512
Global Artists	(8,768)	786
Global Digital	(2,536)	(1,851)
Global Theater	(1,465)	7,647
Other	30,471	31,564
Corporate	(11,043)	(7,807)
Eliminations	—	—

Consolidated operating income (loss)	$(30,404)	$8,063

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

Our balance sheet reflects cash and cash equivalents of $394.8 million and current and long-term debt of $664.5 million at March 31, 2007, and cash and cash equivalents of $313.9 million and current and long-term debt of $639.1 million at December 31, 2006. These debt balances do not include our outstanding redeemable preferred stock.

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

Our intra-year cash fluctuations are impacted by the seasonality of our various businesses. Examples of seasonal effects include our North American Music and International Music segments, which report the majority of their revenues in the second and third quarters, while our Global Theater segment reports the majority of its revenues in the first, second and fourth quarters of the year. Cash inflows and outflows depend on the timing of event-related payments but the majority of the inflows generally occur prior to the event. See “— Seasonality” below. We believe that we have sufficient financial flexibility to fund these fluctuations and to access the global capital markets on satisfactory terms and in adequate amounts, although there can be no assurance that this will be the case. We expect cash flow from operations and borrowings under our senior secured credit facility, along with potential additional financing alternatives, to satisfy working capital, capital expenditure and debt service requirements for at least the succeeding year.

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

In connection with the HOB acquisition in November 2006, we entered into an Incremental Assumption Agreement and Amendment No. 1 to our senior secured credit facility. This amendment increased the amount available under the senior secured credit facility by providing for an additional $200 million term loan which matures in December 2013. We are required to make minimum quarterly principal repayments under this additional term loan of approximately $2.0 million per year through September 2013, with the remaining balance due at maturity.

In December 2006, we entered into Amendment No. 2 to our senior secured credit facility. This amendment provides that all term loans under the credit facility bear interest at per annum floating rates equal, at our option, to either (a) the base rate (which is the greater of the prime rate offered by JPMorgan Chase Bank, N.A. or the federal funds rate plus 0.5%) plus 1.75% or (b) Adjusted LIBOR plus 2.75%.

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

During the three months ended March 31, 2007, we made principal payments totaling $1.4 million and $50.0 million on the term loans and revolving credit facility, respectively. The payments on the revolving credit facility were due to repayment of short-term borrowings to fund working capital requirements during the year. At March 31, 2007, the outstanding balances on the term loans and revolving credit facility were $545.4 million and $75.0 million, respectively. Taking into account letters of credit of $48.1 million, $161.9 million was available for future borrowings.

As of May 4, 2007, the outstanding balances on the term loans and revolving credit facility were $545.4 million and $75.0 million, respectively. Taking into account letters of credit of $80.9 million, $129.1 million was available for future borrowings.

Redeemable Preferred Stock

As part of the Separation, one of our subsidiaries sold 200,000 shares of Series A (voting) mandatorily Redeemable Preferred Stock to third-party investors and issued 200,000 shares of Series B (non-voting) mandatorily Redeemable Preferred Stock to Clear Channel which then sold this Series B Redeemable Preferred Stock to third-party investors. We did not receive any of the proceeds from the sale of the Series B Redeemable Preferred Stock sold by Clear Channel. As of March 31, 2007, we had 200,000 shares of Series A Redeemable Preferred Stock and 200,000 shares of Series B Redeemable Preferred Stock outstanding (collectively, the “Preferred Stock”) with an aggregate liquidation preference of $40 million. The Preferred Stock accrues dividends at 13% per annum and is mandatorily redeemable on December 21, 2011, although we are obligated to make an offer to repurchase the Preferred Stock at 101% of the liquidation preference in the event of a change of control.

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

At March 31, 2007, we were in compliance with all Redeemable Preferred Stock covenants. We expect to remain in compliance with all of our Redeemable Preferred Stock covenants throughout 2007.

Guarantees of Third-Party Obligations

As of March 31, 2007, we guaranteed the debt of third parties of approximately $2.3 million, primarily related to maximum credit limits on employee and tour related credit cards and guarantees of bank lines of credit of a nonconsolidated affiliate and a third-party promoter. In addition, in connection with the sale of a portion of our sports representation business assets, we guaranteed the performance of a third-party related to an employment contract in the amount of approximately $0.8 million.

Disposal of Assets

During the three months ended March 31, 2007, we received $15.5 million of proceeds primarily related to the sale of Donington Park in the United Kingdom. These proceeds are presented net of any cash included in the assets sold.

Debt Covenants

The significant covenants on our multi-currency senior secured credit facility relate to total leverage, senior leverage, interest coverage, and capital expenditures contained and defined in the credit agreement. The leverage ratio covenant requires us to maintain a ratio of consolidated total indebtedness minus unrestricted cash and cash equivalents, up to a maximum of $150 million (all as defined by the credit agreement), to consolidated earnings-before-interest-taxes-depreciation-and-amortization (as defined by the credit agreement, “Consolidated EBITDA”) of less than 4.5 times through December 31, 2008, and less than 4.0 times thereafter, provided that aggregated subordinated indebtedness is less than $25 million. The senior leverage covenant, which is only applicable provided aggregate subordinated indebtedness is greater than $25 million, requires us to maintain a ratio of consolidated senior indebtedness to Consolidated EBITDA of less than 3.0 times. The interest coverage covenant requires us to maintain a minimum ratio of Consolidated EBITDA to cash interest expense (as defined by the credit agreement) of 2.5 times. The capital expenditure covenant limits annual capital expenditures (as defined by the credit agreement) to $110 million or less. In the event that we do not meet these covenants, we are considered to be in default on the credit facilities at which time the credit facilities may become immediately due. This credit facility contains a cross default provision that would be triggered if we were to default on any other indebtedness greater than $10 million.

Our other indebtedness does not contain provisions that would make it a default if we were to default on our credit facilities.

The interest rate we pay on borrowings on our senior term loans is 2.75% above LIBOR. The interest rate we pay on our $285 million multi-currency revolving credit facility depends on our total leverage ratio. Based on our current total leverage ratio, our interest rate on revolving credit borrowings is 1.5% above LIBOR. In addition to paying interest on outstanding principal under the credit facility, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. As of March 31, 2007, the commitment fee rate was 0.25%. We also are required to pay customary letter of credit fees, as necessary. In the event our leverage ratio improves, the interest rate on revolving credit borrowings declines gradually to 0.75% at a total leverage ratio of less than, or equal to, 1.25 times.

We believe there are no other agreements that contain provisions that trigger an event of default upon a change in long-term debt ratings that would have a material impact on our financial statements.

At March 31, 2007, we were in compliance with all debt covenants. We expect to remain in compliance with all of our debt covenants throughout 2007.

Uses of Cash

Acquisitions

When we make acquisitions, especially of entities where we buy a controlling interest only, the acquired entity may have cash on its balance sheet at the time of acquisition. All amounts discussed in this section are presented net of any cash acquired. During the three months ended March 31, 2007, our International Music segment used $4.1 million in cash, primarily for our acquisition of an interest in Jackie Lombard, a concert promotion company in France, and an additional working capital adjustment related to our acquisition of Gamerco, S.A. in December 2006.

Capital Expenditures

Venue operations is a capital intensive business, requiring consistent investment in our existing venues in order to address audience and artist expectations, technological industry advances and various federal and state regulations.

We categorize capital outlays into maintenance capital expenditures and revenue generating capital expenditures. Maintenance capital expenditures are associated with the renewal and improvement of existing venues and, to a lesser extent, capital expenditures related to information systems, web development and administrative offices. Revenue generating capital expenditures relate to either the construction of new venues or major renovations to existing buildings or buildings that are being added to our venue network. Capital expenditures typically increase during periods when venues are not in operation.

Our capital expenditures consisted of the following:

	Three Months Ended March 31,
(in thousands)	2007	2006
Maintenance capital expenditures	$6,938	$11,435
Revenue generating capital expenditures	6,741	5,723

Total capital expenditures	$13,679	$17,158

While maintenance capital expenditures for the first three months of 2007 reflect a decrease over the same period of the prior year, we expect the level of maintenance capital expenditures for the full year to be approximately $50.0 million which is consistent with 2006 total expenditures. We continue to improve the audience experience at our owned and/or operated venues.

Revenue generating capital expenditures increased slightly during the first three months of 2007 as compared to the same period of the prior year. We expect the level of revenue generating capital expenditures for the full year to significantly increase over 2006 primarily due to the timing of capital expenditures associated with the development and renovation of various venues including The Point in Ireland and the House of Blues club in Dallas. In addition, we expect to invest additional capital in transforming our venues into wired studios to expand on the distribution opportunities of the live concert experience.

Summary

Our primary short-term liquidity needs are to fund general working capital requirements and capital expenditures while our long-term liquidity needs are primarily acquisition related. Our primary sources of funds for our short-term liquidity needs will be cash flows from operations and borrowings under our senior secured credit facility, while our long-term sources of funds will be from cash from operations, long-term bank borrowings and other debt or equity financing.

Cash Flows

	Three Months Ended March 31,
(in thousands)	2007	2006
Cash provided by (used in):
Operating activities	$88,302	$39,306
Investing activities	$(29,291)	$(14,325)
Financing activities	$22,882	$(25,645)

Operating Activities

Cash provided by operations was $88.3 million for the three months ended March 31, 2007, compared to cash provided by operations of $39.3 million for the three months ended March 31, 2006. The $49.0 million increase in cash provided by operations primarily resulted from changes in the event related operating accounts which are dependent on the number and size of events for upcoming periods partially offset by a decrease in net income after adjustments for non-cash charges and non-operating activities. We received more deferred revenue in the first three months of 2007 as compared to the same period of 2006 resulting in an increase to cash provided by operations. Conversely, we paid more prepaid event related expenses in the first three months of 2007 as compared to the same period of 2006 resulting in an offsetting decrease to cash provided by operations. These changes in event related operating accounts are reflective of anticipated increased music event activity in the second and third quarters.

Investing Activities

Cash used in investing activities was $29.3 million for the three months ended March 31, 2007, as compared to $14.3 million for the three months ended March 31, 2006. The $15.0 million increase in cash used in investing activities is primarily due to our investment in AMG during 2007.

Financing Activities

Cash provided by financing activities was $22.9 million for the three months ended March 31, 2007, as compared to cash used in financing activities of $25.6 million for the three months ended March 31, 2006. The $48.5 million increase in cash provided by financing activities was primarily a result of net proceeds received from our revolving credit facility and no repurchases of our common stock as was done during 2006.

Seasonality

Our North American Music and International Music segments typically experience higher operating income in the second and third quarters as our outdoor venues and international festivals are primarily used or occur during May through September. Our Global Theater segment typically experiences its higher operating income during the first, second and fourth quarters of the calendar year as the theatrical touring season typically runs from September through April. In addition, the timing of tours of top-grossing acts in our Global Artists segment can impact comparability of quarterly results year over year, although annual results may not be impacted.

Cash flows from our North American Music, International Music and Global Theater segments typically have a slightly different seasonality as payments are often made for artist performance fees and production costs in advance of the date the related event tickets go on sale. These artist fees and production costs are expensed when the event occurs. Once tickets for an event are put on sale, we begin to receive payments from ticket sales, still in advance of when the event occurs. We record these ticket sales as revenue when the event occurs.

Market Risk

We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates.

Foreign Currency Risk

We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported operating income of $0.4 million for the three months ended March 31, 2007. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would not materially change our operating income for the three months ended March 31, 2007. As of March 31, 2007, our primary foreign exchange exposure included the Euro, British Pound, Swedish Kroner and Canadian Dollar.

This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities.

Occasionally, we will use forward currency contracts to reduce our exposure to foreign currency risk. The principal objective of such contracts is to minimize the risks and/or costs associated with artist fee commitments. At March 31, 2007, we had $5.9 million outstanding in forward currency contracts.

Interest Rate Risk

Our market risk is also affected by changes in interest rates. We had $664.5 million total debt outstanding as of March 31, 2007. Of the total amount, we have an interest rate hedge with a notional amount of $162.5 million, $43.7 million of fixed rate debt and $458.3 million of floating-rate debt.

Based on the amount of our floating-rate debt as of March 31, 2007, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $1.1 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of March 31, 2007 with no subsequent change in rates for the remainder of the period.

We currently use interest rate swaps to reduce our exposure to market risk from changes in interest rates. We do not intend to hold or issue interest rate swaps for trading purposes. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. We formally document all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. We formally assess, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If a derivative ceases to be a highly effective hedge, we discontinue hedge accounting. We account for our derivative instruments that are not designated as hedges at fair value with changes in fair value recorded in current earnings during the period of change.

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

In March 2006, we entered into two separate interest rate swaps for which we purchased a series of interest rate caps and sold a series of interest rate floors with a $162.5 million aggregate notional amount that effectively converts a portion of our floating-rate debt to a fixed-rate basis. These agreements expire in March 2009. During the three months ended March 31, 2007, the forward LIBOR curve, on which the fair value of these interest rate swaps are evaluated, declined causing the fair value of these agreements to decrease by $0.4 million to a liability of $0.3 million as of March 31, 2007. These agreements were put in place to eliminate or reduce the variability of a portion of the cash flows from the interest payments related to the senior secured credit facility. The terms of the senior secured credit facility required that an interest rate swap be put in place for at least 50% of the original $325 million senior term loan and for at least three years.

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is as follows:

Three Months Ended March 31,		Year Ended December 31,
2007	2006	2006	2005	2004	2003	2002
*	1.00	0.91	0.07	1.18	2.04	1.40

*	For the three months ended March 31, 2007, fixed charges exceeded earnings before income taxes and fixed charges by $17.3 million.

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

Stock-Based Compensation

As of March 31, 2007, there was $27.1 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements for stock options and restricted stock awards. This cost is expected to be recognized over the next five years.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 creates a single model to address uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007, as required. See further discussion of the effect adoption of FIN 48 had on our financial position and results of operations in Item 1. — Financial Statements — Notes to Consolidated Financial Statements — Note 7.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (Statement 157). Statement 157 provides guidance for using fair value to measure assets and liabilities and also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Statement 157 does not expand the use of fair value in any new circumstances. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that year, including financial statements for an interim period within that fiscal year. The provisions of Statement 157 are applied prospectively with retrospective application to certain financial instruments. We will adopt Statement 157 on January 1, 2008 and are currently assessing the impact its adoption will have on our financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (Statement 159). Statement 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value (the fair value option). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, Statement 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Upon initial adoption, Statement 159 provides entities with a one-time chance to elect the fair value option for existing eligible items. The effect of the first measurement to fair value should be reported as a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. We will adopt Statement 159 on January 1, 2008 and are currently assessing the impact its adoption will have on our financial position and results of operations.

Critical Accounting Policies

The preparation of our financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates that are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such difference could be material. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. The following narrative describes these critical accounting estimates, the judgments and assumptions and the effect if actual results differ from these assumptions.

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

Long-lived Assets

Long-lived assets, such as property, plant and equipment and investments in nonconsolidated affiliates, are reviewed for impairment when events and circumstances indicate that depreciable and amortizable long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current fair value.

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

If actual results are not consistent with our assumptions and judgments used in estimating future cash flows, we may be exposed to future impairment losses that could be material to our results of operations.

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

Stock-Based Compensation

We adopted FASB Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement 123(R)), which is a revision of FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement 123) effective January 1, 2006. Statement 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. In accordance with Statement 123(R), we continue to use the Black-Scholes option pricing model to estimate the fair value of our stock options at the date of grant. In accordance with Statement 123(R), judgment is required in estimating the amount of stock-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, non-cash compensation expense could be materially impacted.

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

We adopted the provisions of FIN 48 on January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

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

Based on their evaluation as of March 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

In January 2007, we implemented a new financial accounting system which was used to accumulate data used in financial reporting for our quarter ended March 31, 2007. The implementation was not made in response to any significant deficiency or material weakness in our internal controls. Other than ongoing modifications to our information systems, there has been no change in our internal control over financial reporting during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a defendant in twenty-two putative class actions filed by different named plaintiffs in various U.S. District Courts throughout the country. The claims made in these actions are substantially similar to the claims made in the Heerwagen action described above, except that the geographic markets alleged are regional, statewide or more local in nature, and the members of the putative classes are limited to individuals who purchased tickets to concerts in the relevant geographic markets alleged. The plaintiffs seek unspecified compensatory, punitive and treble damages, declaratory and injunctive relief and costs of suit, including attorneys’ fees. We have filed our answers in some of these actions, and we have denied liability. On December 5, 2005, we filed a motion before the Judicial Panel on Multidistrict Litigation to transfer these actions and any similar ones commenced in the future to a single federal district court for coordinated pre-trial proceedings. On April 17, 2006, the Panel granted our motion and ordered the consolidation and transfer of the actions to the U.S. District Court for the Central District of California. The Court has set a hearing on motions for class certification for May 21, 2007, and trial is set for January 15, 2008. We intend to vigorously defend all claims in all of the actions.

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

Item 1A. Risk Factors

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our 2006 Annual Report on Form 10-K describes some of the risks and uncertainties associated with our business which have the potential to materially affect our business, financial condition or results of operations. We do not believe that there have been any material changes to the risk factors previously disclosed in our 2006 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

10.1	Severance Agreement and General Release, by and between Charles S. Walker and Live Nation Worldwide, Inc., dated January 18, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 24, 2007)

10.2*	Second Amendment to Employment Agreement dated March 29, 2007 by and between Live Nation Worldwide, Inc. and Alan Ridgeway

10.3*	First Amendment to Employment Agreement dated March 29, 2007 by and between Live Nation Worldwide, Inc. and Michael G. Rowles

10.4*	First Amendment to Employment Agreement dated March 29, 2007 by and between Live Nation Worldwide, Inc. and Bruce Eskowitz

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2007.

LIVE NATION, INC.

By:	/s/ Alan Ridgeway
Alan Ridgeway
Chief Financial Officer

By:	/s/ Kathy Willard
Kathy Willard
Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Severance Agreement and General Release, by and between Charles S. Walker and Live Nation Worldwide, Inc., dated January 18, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 24, 2007)

10.2*	Second Amendment to Employment Agreement dated March 29, 2007 by and between Live Nation Worldwide, Inc. and Alan Ridgeway

10.3*	First Amendment to Employment Agreement dated March 29, 2007 by and between Live Nation Worldwide, Inc. and Michael G. Rowles

10.4*	First Amendment to Employment Agreement dated March 29, 2007 by and between Live Nation Worldwide, Inc. and Bruce Eskowitz

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

*	Filed herewith.
**	Furnished herewith.