Form 10-Q
period 2007-06-30
Live Nation, Inc.
filed 2007-08-09
CIK 1335258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007,

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

☒  Large accelerated filer     ☐  Accelerated filer     ☐  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

On August 3, 2007, there were 65,975,747 outstanding shares of the registrant’s common stock, $0.01 par value per share, excluding 1,261,165 shares held in treasury.

LIVE NATION, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(unaudited)	(audited)
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$466,661	$313,880
Accounts receivable, less allowance of $16,310 as of June 30, 2007 and $13,465 as of December 31, 2006	405,169	248,772
Prepaid expenses	339,539	136,938
Other current assets	50,642	38,519

Total Current Assets	1,262,011	738,109
PROPERTY, PLANT AND EQUIPMENT
Land, buildings and improvements	991,555	999,561
Furniture and other equipment	211,175	193,290
Construction in progress	36,378	43,370

	1,239,108	1,236,221
Less accumulated depreciation	374,433	360,049

	864,675	876,172
INTANGIBLE ASSETS
Intangible assets — net	174,132	73,398
Goodwill	357,339	423,169
OTHER ASSETS
Notes receivable, less allowance of $545 as of June 30, 2007 and as of December 31, 2006	14,229	2,613
Investments in nonconsolidated affiliates	58,334	61,342
Other assets	82,570	50,199

Total Assets	$2,813,290	$2,225,002

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$113,204	$40,646
Accrued expenses	523,307	471,414
Deferred revenue	764,988	230,179
Current portion of long-term debt	31,941	31,721

Total Current Liabilities	1,433,440	773,960

Long-term debt	578,024	607,425
Other long-term liabilities	83,405	88,790
Minority interest liability	59,650	76,165
Series A and Series B redeemable preferred stock	40,000	40,000
Commitments and contingent liabilities (Note 6)
SHAREHOLDERS’ EQUITY
Common stock	672	672
Additional paid-in capital	763,913	757,748
Retained deficit	(154,132)	(119,005)
Cost of shares held in treasury	(21,884)	(21,472)
Accumulated other comprehensive income	30,202	20,719

Total Shareholders’ Equity	618,771	638,662

Total Liabilities and Shareholders’ Equity	$2,813,290	$2,225,002

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands except share and per share data)
Revenue	$1,039,565	$768,230	$1,623,750	$1,284,797
Operating expenses:
Direct operating expenses	814,993	604,779	1,236,305	982,611
Selling, general and administrative expenses	173,163	129,187	324,496	245,203
Depreciation and amortization	25,027	16,306	52,713	31,311
Gain on sale of operating assets	(19,268)	(1,682)	(14,806)	(9,410)
Corporate expenses	9,263	7,958	19,059	15,337

Operating income	36,387	11,682	5,983	19,745

Interest expense	15,270	8,348	30,222	16,161
Interest income	(4,425)	(4,496)	(7,194)	(5,976)
Equity in earnings of nonconsolidated affiliates	(2,875)	(1,478)	(3,218)	(3,302)
Minority interest expense (income)	3,472	151	427	(684)
Other income — net	(325)	(5,879)	(385)	(3,325)

Income (loss) before income taxes	25,270	15,036	(13,869)	16,871
Income tax expense (benefit):
Current	14,931	5,884	17,137	6,051
Deferred	417	(530)	4,121	21

Net income (loss)	9,922	9,682	(35,127)	10,799
Other comprehensive income (loss), net of tax:
Unrealized holding gain on cash flow derivatives	871	1,377	435	1,869
Foreign currency translation adjustments	9,115	11,919	9,048	15,597

Comprehensive income (loss)	$19,908	$22,978	$(25,644)	$28,265

Net income (loss) per common share:
Basic	$.15	$.15	$(.54)	$.17

Diluted	$.15	$.15	$(.54)	$.17

Weighted average common shares outstanding:
Basic	65,521,804	64,462,679	65,510,822	64,218,450

Diluted	67,702,746	65,329,597	65,510,822	64,919,415

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2007	2006
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(35,127)	$10,799
Reconciling items:
Depreciation	39,117	30,375
Amortization of intangibles	13,596	936
Deferred income tax expense	4,121	21
Amortization of debt issuance costs	618	292
Non-cash compensation expense	5,799	1,570
Gain on sale of operating assets	(14,806)	(9,410)
Loss (gain) on sale of other investments	(64)	2,051
Equity in earnings of nonconsolidated affiliates	(3,218)	(3,302)
Minority interest expense (income)	427	(684)
Decrease in other — net	—	(39)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(152,759)	(63,170)
Increase in prepaid expenses	(217,800)	(199,189)
Increase in other assets	(43,698)	(13,828)
Increase in accounts payable, accrued expenses and other liabilities	90,429	56,397
Increase in deferred revenue	528,341	383,508

Net cash provided by operating activities	214,976	196,327

CASH FLOWS FROM INVESTING ACTIVITIES
Collection of notes receivable	1,857	2,972
Advances to notes receivable	(12,880)	(2,033)
Distributions from nonconsolidated affiliates	5,956	6,128
Investments made to nonconsolidated affiliates	(23,890)	(7,307)
Proceeds from disposal of other investments	3,616	1,743
Purchases of property, plant and equipment	(39,462)	(31,967)
Proceeds from disposal of operating assets	60,195	36,655
Acquisition of operating assets, net of cash acquired	(25,316)	(4,022)
Decrease (increase) in other — net	417	(621)

Net cash provided by (used in) investing activities	(29,507)	1,548

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	87,051	1,228
Payments on long-term debt	(118,765)	(6,351)
Contributions from minority interest partners	—	23,294
Distributions to minority interest partners	(4,020)	(140)
Proceeds from exercise of stock options	424	—
Payments for purchases of common stock	—	(24,717)

Net cash used in financing activities	(35,310)	(6,686)

Effect of exchange rate changes on cash	2,622	8,527
Net increase in cash and cash equivalents	152,781	199,716
Cash and cash equivalents at beginning of period	313,880	403,716

Cash and cash equivalents at end of period	$466,661	$603,432

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

Reclassifications

Certain reclassifications have been made to the 2006 consolidated financial statements to conform to the 2007 presentation. The reclassifications primarily relate to a change on the consolidated statements of cash flows to reflect contributions from and distributions to minority interest partners as cash flows provided by (used in) financing activities. These cash flows had been reflected previously as cash flows provided by (used in) operating and investing activities. The increase to cash flows provided by (used in) financing activities was $23.1 million and the offsetting decreases to cash flows provided by (used in) operating activities and cash flows provided by (used in) investing activities was $7.8 million and $15.4 million, respectively, for the six months ended June 30, 2006. In addition, as of June 30, 2006, $24.6 million of long-term accrued rent was reclassified from accrued expenses to other long-term liabilities. None of these reclassifications are considered significant to the Company’s results of operations or financial position.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 creates a single model to address uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007, as required. See Note 8 for further discussion of the effect that adoption of FIN 48 had on the Company’s financial position and results of operations.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“Statement 159”). Statement 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, Statement 159 specifies that all subsequent changes in fair value for that instrument will be reported in earnings. Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Upon initial adoption, Statement 159 provides entities with a one-time chance to elect the fair value option for existing eligible items. The effect of the first measurement to fair value should be reported as a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. The Company will adopt Statement 159 on January 1, 2008 and is currently assessing the impact its adoption will have on its financial position and results of operations.

NOTE 2 — LONG-LIVED ASSETS

Definite-lived Intangibles

The Company has definite-lived intangible assets which are amortized over the shorter of either the respective lives of the agreements or the period of time the assets are expected to contribute to the Company’s future cash flows. The following table presents the gross carrying amount and accumulated amortization of definite-lived intangible assets as of June 30, 2007 and December 31, 2006:

	June 30, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Venue management and leasehold interests	$69,589	$(5,190)	$7,456	$(1,937)
Artist relationships	47,635	(10,470)	42,181	(5,123)
Revenue-generating contracts	44,104	(6,904)	21,035	(2,777)
Trademarks and naming rights	9,420	(2,924)	9,020	(2,196)
Non-compete agreements	2,211	(1,609)	1,804	(1,432)
Other	4,364	(686)	4,360	(584)

Total	$177,323	$(27,783)	$85,856	$(14,049)

During the six months ended June 30, 2007, the Company recorded additional definite-lived intangible assets due to purchase accounting adjustments for venue management and leasehold interests, revenue-generating contracts and artist relationships resulting from the Company’s 2006 acquisitions of HOB Entertainment, Inc. (“HOB”) and Concert Productions International (“CPI”) and additional revenue-generating contracts resulting from the Company’s 2007 acquisition of the remaining interest in Cinq Group, LLC, which operates as TRUNK, Ltd. (“Trunk”), for an aggregate of $88.4 million with a weighted average life of approximately 12 years which represents the majority of the increase above.

Total amortization expense from definite-lived intangible assets for the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006 was $5.8 million, $0.6 million, $13.6 million and $0.9 million, respectively. The increase for the three months and six months ended June 30, 2007 as compared to the same periods of the prior year was primarily due to amortization of intangible assets recorded as part of the purchase price allocations of the Company’s acquisitions of HOB and CPI.

Indefinite-lived Intangibles

The Company has indefinite-lived intangible assets which consist primarily of the intangible value related to trade names which are reviewed for impairment at least annually. These indefinite-lived intangible assets had a carrying value of $24.6 million and $1.6 million as of June 30, 2007 and December 31, 2006, respectively. The increase in indefinite-lived intangible assets during 2007 was due primarily to the intangible value related to trade names resulting from purchase accounting adjustments for the Company’s 2006 acquisition of HOB.

Goodwill

The Company tests goodwill for impairment at least annually using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of any potential impairment, compares the implied fair value of the reporting unit with the carrying amount of goodwill. As the Company has realigned its segments, beginning in 2007, in accordance with the change in the management of the business units, goodwill has been reallocated to the new reporting business units that make up these segments utilizing a fair value approach. For each reportable operating segment, the reporting units were determined to be either the operating segment or the components thereof in accordance with FASB Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. The following table presents the changes in the carrying amount of goodwill in each of the Company’s business segments for the six-month period ended June 30, 2007:

	North American Music	International Music	Global Artists	Global Digital	Global Theater	Total
	(in thousands)
Balance as of December 31, 2006	$291,053	$113,570	$13,211	$—	$5,335	$423,169
Acquisitions	(67,681)	5,161	(272)	—	108	(62,684)
Foreign currency	805	816	185	—	293	2,099
Adjustments	(1,559)	(2,755)	(362)	—	(569)	(5,245)

Balance as of June 30, 2007	$222,618	$116,792	$12,762	$—	$5,167	$357,339

Included in the acquisition amounts above are $3.1 million and $39.0 million of goodwill related to the Company’s acquisitions of Jackie Lombard Productions (“Jackie Lombard”) in the first quarter of 2007 and the remaining interest in House of Blues Concerts Canada (“HOB Canada”) in the second quarter of 2007, respectively. In addition, a reduction of goodwill was recorded during 2007 related to adjustments in the purchase accounting for the Company’s acquisition of HOB in November 2006. This HOB adjustment included a reduction in goodwill of $105.3 million related to the recording of the fair value of definite-lived and indefinite-lived intangibles related to venue management and leasehold interests, revenue-generating contracts and trade names, and a $6.0 million reduction related to the fair value adjustment of fixed assets. These decreases were partially offset by an increase in goodwill of $4.2 million related to pre-acquisition liabilities for HOB. The Company is in the process of finalizing its purchase accounting for recent acquisitions which could result in a change to the allocation of the purchase price.

In addition, during 2007, the Company recorded adjustments of $5.2 million primarily related to deferred tax assets, with an offset to goodwill, due to the limited availability of future tax deductions as a result of the settlement of certain Internal Revenue Service audits of the Company for periods prior to Clear Channel’s acquisition in 2000.

NOTE 3 — RESTRUCTURING

As part of the Company’s acquisition of HOB Canada in June 2007, the Company accrued $1.0 million in restructuring costs in its North American Music segment related to severance costs which it expects to pay in 2007. These additional costs were recorded as an adjustment to the purchase price. As of June 30, 2007, the accrual balance for the HOB Canada restructuring was $1.0 million. This restructuring is expected to result in the termination of eight employees.

As part of the Company’s acquisition of HOB in November 2006, the Company accrued $5.5 million in restructuring costs in its North American Music segment related to severance costs which it expects to pay in 2007. These additional costs were recorded as an adjustment to the purchase price. As of June 30, 2007, the accrual balance for the HOB restructuring was $0.5 million. This restructuring will result in the termination of 80 employees, the majority of which have been terminated as of June 30, 2007.

As part of the Company’s acquisition of Mean Fiddler Music Group, PLC (“Mean Fiddler”) in July 2005, the Company accrued $4.7 million for the year ended 2005 and recorded an additional accrual of $2.7 million in 2006 in its International Music segment primarily related to lease terminations which it expects to pay over the next several years. These additional costs were recorded as adjustments to the purchase price. As of June 30, 2007, the accrual balance for the Mean Fiddler restructuring was $5.6 million.

In addition, the Company has a remaining restructuring accrual of $1.9 million as of June 30, 2007, related to its merger with Clear Channel in August 2000.

In total, the Company has recorded a liability in purchase accounting related to severance for terminated employees and lease terminations as follows:

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Severance and lease termination costs:
Accrual at January 1	$13,132	$6,223
Restructuring accrual recorded	1,177	2,735
Payments charged against restructuring accrual	(5,348)	(442)

Remaining accrual at June 30	$8,961	$8,516

The remaining severance and lease accrual is comprised of $2.1 million of severance and $6.9 million of lease termination costs. The severance accrual includes amounts that will be paid over the next several years related to deferred payments to former employees, as well as other compensation. The lease termination accrual will be paid over the next 22 years. During the three and six months ended June 30, 2007, $0.9 million and $5.0 million, respectively, was charged to the restructuring reserve related to severance. The Company is continuing to evaluate its purchase accounting liabilities related to its recent acquisitions which may result in additional restructuring accruals.

NOTE 4 — INVESTMENTS

The Company has investments in various nonconsolidated affiliates. These investments are not consolidated, but are accounted for under the equity method of accounting whereby the Company records its investments in these entities in the balance sheet as investments in nonconsolidated affiliates. The Company’s interests in their operations are recorded in the statement of operations as equity in earnings of nonconsolidated affiliates. For the six months ended June 30, 2007, the following three investments are considered significant:

Bodies the Exhibition

The Company owns a 50% interest in a joint venture which holds the right and license to present Bodies the Exhibition in various locations. This interest was acquired with the CPI acquisition in May of 2006.

Broadway in Chicago

The Company owns a 50% interest in Broadway in Chicago, a United States theatrical company involved in promotion, presentation and venue operations for live entertainment events.

Delirium Concert, L.P.

The Company owns a 50% interest in a joint venture with Cirque Du Soleil to develop, produce and promote a new type of live entertainment musical and visual event. This joint venture was formed in 2005 with the tour beginning in 2006. During the six months ended June 30, 2007, the Company recorded an impairment write-down of $1.2 million related to this investment.

Summarized unaudited income statement information for these investments is as follows:

	Bodies	Broadway in Chicago	Delirium Concert (1)
	(in thousands)
Three Months Ended June 30, 2007
Revenue	$16,950	$17,278	$15,382
Operating income (loss)	$4,562	$4,993	$(8,934)
Net income (loss)	$4,562	$5,405	$(8,934)

Six Months Ended June 30, 2007
Revenue	$36,987	$28,746	$27,247
Operating income (loss)	$8,697	$6,779	$(14,325)
Net income (loss)	$8,697	$7,360	$(14,325)

Three Months Ended June 30, 2006
Revenue	$—	$18,785	$18,954
Operating income (loss)	$—	$3,971	$(2,224)
Net income (loss)	$—	$4,211	$(2,224)

Six Months Ended June 30, 2006
Revenue	$—	$28,727	$36,051
Operating income (loss)	$—	$6,143	$(2,051)
Net income (loss)	$—	$6,636	$(2,051)

(1)	Included in Delirium Concert’s operating income (loss) is amortization of production costs related to the event.

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

In March 2006, the Company entered into two interest rate swap agreements, designated as cash flow hedges, which are combinations of purchased interest rate caps on a notional amount of a total of $162.5 million and sold floors over the same period on a total of $121.9 million of the notional amount to effectively convert a portion of its floating-rate debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt as required by the Company’s senior secured credit facility, thus reducing the impact of interest rate changes on future interest expense. Approximately 30% of the Company’s outstanding term loans under its senior secured credit facility had its interest payments designated as the hedged forecasted transactions against the interest rate swap agreements at June 30, 2007. As of June 30, 2007, the interest rate for these hedges was fixed at 5.11% on a variable rate of 5.36% based on a 3-month LIBOR; this variable rate is subject to quarterly adjustments. For the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006, these hedges were determined to be highly effective and the Company recorded an unrealized gain of $0.9 million, $1.4 million, $0.4 million and $1.9 million, respectively, as a component of other comprehensive income. Based on the current interest rate expectations, the Company estimates that approximately $0.3 million of this gain in other comprehensive income will be reclassified into earnings in the next 12 months.

The Company has recorded a gain and related asset (liability) related to these derivative instruments during the period as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Balance at beginning of period	$(332)	$492	$104	$—
Unrealized holding gain on cash flow derivatives	871	1,377	435	1,869

Balance at end of period	$539	$1,869	$539	$1,869

Occasionally, the Company will use forward currency contracts to reduce its exposure to foreign currency risk. The principal objective of such contracts is to minimize the risks and/or costs associated with artist fee commitments. At June 30, 2007, the Company had $5.1 million outstanding in forward currency contracts. The change in fair value of these instruments from date of purchase through June 30, 2007 was not significant to the Company’s results of operations.

NOTE 6 — COMMITMENTS AND CONTINGENT LIABILITIES

The Company has leases that contain contingent payment requirements for which payments vary depending on revenues, tickets sold or other variables.

As of June 30, 2007 and December 31, 2006, the Company guaranteed the debt of third parties of approximately $2.3 million and $1.9 million, respectively, primarily related to maximum credit limits on employee and tour related credit cards and bank lines of credit of a nonconsolidated affiliate and a third-party promoter.

In connection with the sale of a portion of its sports representation business assets during 2006, the Company guaranteed the performance of a third party related to an employment contract in the amount of approximately $0.6 million. This guarantee is effective through December 31, 2008; however, it would only require payment by the Company in the event of the buyer’s insolvency. As of June 30, 2007 and December 31, 2006, the carrying value of this liability recorded by the Company was $0.1 million for each of the respective periods.

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

The Company is a defendant in twenty-two putative class actions filed by different named plaintiffs in various U.S. District Courts throughout the country. The claims made in these actions are substantially similar to the claims made in the Heerwagen action discussed above, except that the geographic markets alleged are regional, statewide or more local in nature, and the members of the putative classes are limited to individuals who purchased tickets to concerts in the relevant geographic markets alleged. The plaintiffs seek unspecified compensatory, punitive and treble damages, declaratory and injunctive relief and costs of suit, including attorneys’ fees. The Company has filed its answers in some of these actions, and has denied liability. On December 5, 2005, the Company filed a motion before the Judicial Panel on Multidistrict Litigation to transfer these actions and any similar ones commenced in the future to a single federal district court for coordinated pre-trial proceedings. On April 17, 2006, the Panel granted the Company’s motion and ordered the consolidation and transfer of the actions to the U.S. District Court for the Central District of California. On June 4, 2007, the Court conducted a hearing on the plaintiffs’ motion for class certification. On June 25, 2007, the Court entered an Order to stay all proceedings in the case pending the Court’s ruling on the plaintiffs’ motion for class certification. Trial is set for January 15, 2008. The Company intends to vigorously defend all claims in all of the actions.

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

Transition Services Agreement

The transition services agreement governs the provision by Clear Channel to the Company of certain transitional administrative and support services such as treasury, payroll and other financial related services; human resources and employee benefits; legal and related services; information systems, network and related services; investment services; and corporate services. The charges for the transition services are intended to allow Clear Channel to fully recover the allocated direct costs of providing the services, plus all out-of-pocket expenses, generally without profit. The allocation of costs is based on various measures depending on the service provided, including relative revenue, employee headcount or number of users of a service. The services will terminate or were terminated at various times after the completion of the Separation. As of June 30, 2007, only information systems related services are still being provided, all of which are expected to be terminated by the end of 2007.

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

Transactions with Clear Channel

From time to time, the Company purchases advertising from Clear Channel and its subsidiaries in the ordinary course of business. For the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006, the Company recorded an aggregate of $3.0 million, $3.8 million, $5.4 million and $6.4 million, respectively, as components of direct operating expenses and selling, general and administrative expenses for these advertisements.

Pursuant to the transition services agreement, subsequent to the Separation, Clear Channel provided or provides to the Company certain limited administrative and support services as discussed above. As of June 30, 2007, the only significant services that Clear Channel continues to provide are information systems related services. For the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006, the Company recorded an aggregate of $0.9 million, $1.3 million, $1.8 million and $2.6 million, respectively, for these services as components of selling, general and administrative expenses and corporate expenses.

In connection with the Separation, the Company entered into various lease and licensing agreements with Clear Channel primarily for office space occupied by the Company’s employees. For the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006, the Company recorded $0.2 million, $0.2 million, $0.4 million and $0.4 million respectively, of expense as a component of selling, general and administrative expenses related to these agreements.

As of June 30, 2007, the Company has recorded a liability in accrued expenses to Clear Channel of $0.9 million for the transition services described above and certain other costs paid for by Clear Channel on the Company’s behalf.

Other Relationships

Transactions with Directors

In May 2006, the Company acquired a 50.1% controlling interest in the touring business of a commonly owned group of companies operating under the name of Concert Productions International, or CPI, and a 50% interest in several entities in the non-touring business of CPI (collectively, the “CPI Entities”). Concurrent with the acquisition, Michael Cohl became a member of the Company’s board of directors. Mr. Cohl owns a 72.37% interest in Concert Productions International, Inc. (“CPI, Inc.”) which, together with other sellers, sold the Company its interests in the CPI Entities. Through his ownership in CPI, Inc., Mr. Cohl indirectly received consideration from the sale of $72,370 in cash and 54,519 shares of the Company’s common stock, which shares are subject to a Lockup and Registration Rights Agreement. The CPI Entities have entered into a Services Agreement with KSC Consulting (Barbados) Inc. for the executive services of Mr. Cohl, pursuant to which Mr. Cohl serves as Chief Executive Officer of the CPI Entities for a term of five years. For the three and six months ended June 30, 2007, the Company incurred $0.2 million and $0.5 million, respectively, related to these services with KSC Consulting. In addition, the Company entered into a Securityholders Agreement and a Credit Agreement in connection with this transaction. The Securityholders Agreement provides, among other things, for the payment of fees and expenses to CPI, Inc. and CPI Entertainment Rights, Inc., a wholly-owned subsidiary of CPI, Inc., and the Credit Agreement requires the Company to make certain extensions of credit to the CPI Entities. Mr. Cohl receives stock option awards as do other members of the Company’s board of directors.

Other Related Parties

The Company conducts certain transactions in the ordinary course of business with companies that are owned, in part or in total, by various members of management of the Company’s subsidiaries. These transactions primarily relate to venue rentals, equipment rental, ticketing and other services and reimbursement of certain costs. Expenses of $2.7 million, $2.5 million, $4.2 million and $3.7 million were incurred for the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006, respectively, and revenues of $0.5 million, $0.0 million, $0.8 million and $0.1 million were earned for the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006, respectively, from these companies for services rendered or provided in relation to these business ventures. None of these transactions were with directors or executive officers of the Company.

NOTE 8 — INCOME TAXES

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

Total income tax expense as a percentage of the Company’s income (loss) before income taxes is (153%) for the six months ended June 30, 2007. Of the $21.3 million of total tax, 4% relates to state and local taxes, 3% relates to interest and penalties for uncertain tax positions, and 26% relates to adjustments for significant, unusual and extraordinary items. The remainder of the tax expense relates to statutory tax on profitable operations which are principally operations outside of the United States and reflect an effective tax rate for those jurisdictions of 29%. No tax benefit has been recorded for entities that have losses, as those losses cannot be carried back, and for which future profits associated with such operations in those tax jurisdictions do not meet the more likely than not criteria for asset recognition. The 29% effective tax rate has been applied to year-to-date earnings of taxable jurisdictions for which the Company currently expects to have taxable income. As required by APB 28, the Company also includes tax effects of significant, unusual or extraordinary items in income tax expense in interim periods in accordance with customary requirements.

During the first six months of 2006, the annual effective tax rate for 2006 was expected to be 38% to 40%. The decrease during 2007 is primarily related to the exclusion, in the computation of the overall estimated annual effective tax rate, of losses from operations for which tax benefits cannot be reasonably assured and the related impact of FIN 18 as discussed above.

In June 2006, the FASB issued FIN 48, which became effective for the Company on January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As a result of the adoption of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date on January 1, 2007, the Company had $21.9 million of unrecognized tax benefits, the majority of which would affect the Company’s effective tax rate if recognized. At June 30, 2007, the Company had $22.5 million of unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the three and six months ended June 30, 2007, the Company has recognized $0.2 million and $0.6 million, respectively, of interest and penalties related to uncertain tax positions. As of June 30, 2007, the Company has approximately $2.7 million of accrued interest related to uncertain tax positions.

The tax years 2002 through 2006 remain open to examination by the major tax jurisdictions to which the Company is subject.

NOTE 9 — STOCK-BASED COMPENSATION

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

Prior to the adoption of Statement 123(R) and through June 30, 2007, no tax benefits from the exercise of stock options have been recognized. Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with Statement 123(R).

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

	2007	2006
Risk-free interest rate	4.5% - 4.88%	4.71%
Dividend yield	0.0%	0.0%
Volatility factors	28%	28%
Weighted average expected life (in years)	5 - 7.5	5 - 7.5

The following table presents a summary of the Company’s stock options outstanding at, and stock option activity during, the six months ended June 30, 2007 and 2006 (“Price” reflects the weighted average exercise price per share):

	2007		2006
	Options	Price	Options	Price
	(in thousands, except per share data)
Outstanding, January 1	2,152	$11.07	2,078	$10.60
Granted	2,130	24.39	—	—
Exercised	(40)	10.60	—	—
Forfeited or expired	(163)	10.60	(12)	10.60

Outstanding, June 30	4,079	$18.05	2,066	$10.60

Exercisable, June 30	32	$10.60	—	—
Weighted average fair value per option granted		$6.07		$3.72

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

Cash received from stock option exercises for the three and six months ended June 30, 2007 was $0.0 million and $0.4 million. The Company did not realize any actual tax benefit from stock option exercises.

There were 4.4 million shares available for future grants under the stock incentive plan at June 30, 2007. Vesting dates on the stock options range from December 2007 to December 2011, and expiration dates range from December 2012 to May 2017 at exercise prices and average contractual lives as follows:

Range of Exercise Prices	Outstanding as of 6/30/07 (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable as of 6/30/07 (in thousands)	Weighted Average Exercise Price
$10.00 - $14.99	1,859	7.3	$10.60	32	$10.60
$15.00 - $19.99	200	10.0	$19.36	—	$—
$20.00 - $24.99	2,020	9.9	$24.78	—	$—

The total intrinsic value of options exercisable as of June 30, 2007 was $0.1 million.

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

The following table presents a summary of the Company’s restricted stock awards outstanding at June 30, 2007 and 2006 (“Price” reflects the weighted average share price at the date of grant):

	2007		2006
	Awards	Price	Awards	Price
	(in thousands, except per share data)
Outstanding, January 1	361	$12.39	319	$10.60
Granted	121	24.95	5	18.21
Forfeited	—	—	(1)	10.60

Outstanding, June 30	482	$15.63	323	$10.72

The Company recorded $3.0 million, $0.8 million, $5.4 million and $1.6 million of non-cash compensation expense during the three months ended June 30, 2007 and 2006 and six months ended June 30, 2007 and 2006, respectively, related to nonvested stock-based compensation arrangements for stock options and restricted stock awards with $1.5 million, $0.4 million, $2.8 million and $0.8 million recorded in selling, general and administrative expenses and $1.8 million, $0.4 million, $2.9 million and $0.8 million recorded in corporate expenses for the same respective periods. As of June 30, 2007, there was $25.1 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements for stock options and restricted stock awards. This cost is expected to be recognized over the next four years.

NOTE 10 — EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(in thousands, except per share data)
Numerator:
Net income (loss)	$9,922	$9,682	$(35,127)	$10,799
Effect of dilutive securities — none	—	—	—	—

Numerator for net income (loss) per common share — diluted	$9,922	$9,682	$(35,127)	$10,799
Denominator:
Weighted average common shares	65,522	64,463	65,511	64,218
Effect of dilutive securities:
Stock options and restricted stock	2,181	867	—	701

Denominator for net income (loss) per common share — diluted	67,703	65,330	65,511	64,919
Net income (loss) per common share:
Basic	$.15	$.15	$(.54)	$.17
Diluted	$.15	$.15	$(.54)	$.17

The calculation of diluted net income (loss) per common share includes the effects of the assumed exercise of any outstanding stock options and the assumed vesting of shares of restricted stock where dilutive. For the six months ended June 30, 2007, the Company has excluded all potentially dilutive securities, such as nonvested restricted stock and outstanding options to purchase common stock, from the calculation of diluted net loss per common share because such securities are anti-dilutive. For the three months ended June 30, 2007, the diluted weighted average common shares outstanding excludes the dilutive effect of 1,960,000 stock options since such options have an exercise price in excess of the average market price of the Company’s common stock. For the six months ended June 30, 2007, the diluted weighted average common shares outstanding excludes 1,970,295 total shares which represents the dilutive effect of 4,561,285 stock options and shares of restricted stock because these securities were anti-dilutive.

NOTE 11 — RECENT DEVELOPMENTS

In April 2007, the Company acquired the remaining 49% interest in Trunk. Trunk is a specialty merchandise company, located in the United States, that acquires licenses primarily from music artists to design, manufacture and sell merchandise through various distribution channels. In connection with the acquisition, the Company recorded an intangible asset of $2.5 million which will be amortized over the remaining lives of the various trademarks.

In June 2007, the Company acquired the remaining 50% interest in HOB Canada. HOB Canada is a live music company located in Canada which operates or has booking rights for one amphitheater and three small-sized music venues in Toronto and Vancouver. The Company recorded goodwill of $39.0 million and is continuing to evaluate its purchase accounting related to this acquisition.

In June 2007, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) which amends and restates the Company’s existing senior secured credit agreement to modify certain covenants and other provisions and facilitate potential future acquisitions. The Amended Credit Agreement consists of a $550 million term loan facility and a $285 million revolving credit facility, with the right, subject to certain conditions, to increase such facilities by up to $250 million in the aggregate. The revolving credit facility provides for borrowings up to the amount of the facility with sub-limits of up to $235 million to be available for the issuance of letters of credit and up to $100 million to be available for borrowings in foreign currencies. Under the Amended Credit Agreement, revolving loans bear interest at an annual rate of LIBOR plus 1.75%, subject to stepdowns based on the Company’s leverage ratio at the time of borrowing, and term loans bear interest at an annual rate of LIBOR plus 2.75%.

NOTE 12 — OTHER INFORMATION

Included in loss (gain) on sale of operating assets for the three months ended June 30, 2007 are gains of $12.4 million, $0.7 million, and $0.5 million related to the sale of the Hammersmith Apollo, Forum and Starwood Amphitheater music venues, respectively. The Hammersmith Apollo and Forum music venues are located in London and Starwood Amphitheater is located in Nashville. In addition, the Company recorded a gain of $6.0 million related to the sale of an office building in San Francisco. For the six months ended June 30, 2007, in addition to the items noted above, included in loss (gain) on sale of operating assets is an $8.1 million loss related to the sale of the Company’s remaining 50.1% interest in the production of Phantom: The Las Vegas Spectacular and a $3.5 million gain related to the sale of Donington Park, an arena/race track in Leicestershire, England.

Included in loss (gain) on sale of operating assets for the six months ended June 30, 2006 is a $7.7 million gain recorded for the sale of a portion of the Company’s sports representation business assets related to basketball representation. This sale was made to a former member of senior management of the Company. In addition, the Company recorded a gain of $1.5 million for certain theatrical assets that were sold during 2006.

Included in other expense (income) – net for the three and six months ended June 30, 2006 is income of $5.9 million related to a fee received on the sale of land in Ireland which was sold in April 2006 to the minority interest holder in this entity. This fee was for payment of services provided by the Company in completing the sale. Under the terms of the original acquisition that included this asset, the Company did not have the rights to the appreciation in the value of this property. The minority interest holder contributed his share of the appreciation in the value of the land to the entity.

NOTE 13 — SEGMENT DATA

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

There are no customers that individually account for more than ten percent of the Company’s consolidated revenues in any year.

	North American Music	International Music	Global Artists	Global Digital	Global Theater	Other	Corporate	Eliminations	Consolidated
	(in thousands)
Six Months Ended June 30, 2007
Revenue	$705,926	$439,825	$151,428	$4,215	$198,396	$128,052	$—	$(4,092)	$1,623,750
Direct operating expenses	546,418	343,808	131,199	772	134,234	83,966	—	(4,092)	1,236,305
Selling, general and administrative expenses	166,680	65,566	24,109	6,644	41,910	19,587	—	—	324,496
Depreciation and amortization	25,513	8,259	6,638	1,086	7,878	768	2,571	—	52,713
Loss (gain) on sale of operating assets	(6,060)	(13,092)	—	—	8,029	(3,625)	(58)	—	(14,806)
Corporate expenses	—	—	—	—	—	—	19,059	—	19,059

Operating income (loss)	$(26,625)	$35,284	$(10,518)	$(4,287)	$6,345	$27,356	$(21,572)	$—	$5,983

Intersegment revenues	$99	$293	$2,185	$—	$—	$1,515	$—	$—	$4,092
Identifiable assets	$1,121,321	$847,131	$335,145	$14,152	$397,087	$39,308	$59,146	$—	$2,813,290
Capital expenditures	$24,764	$1,916	$1,399	$5,309	$2,556	$17	$3,501	$—	$39,462

	North American Music	International Music	Global Artists	Global Digital	Global Theater	Other	Corporate	Eliminations	Consolidated
	(in thousands)
Three Months Ended June 30, 2007
Revenue	$462,769	$335,239	$128,569	$2,914	$89,198	$23,356	$—	$(2,480)	$1,039,565
Direct operating expenses	358,119	272,096	113,906	766	56,682	15,904	—	(2,480)	814,993
Selling, general and administrative expenses	91,765	33,237	13,505	3,420	20,483	10,753	—	—	173,163
Depreciation and amortization	12,463	3,693	2,908	479	4,223	(42)	1,303	—	25,027
Gain on sale of operating assets	(6,060)	(13,027)	—	—	—	(144)	(37)	—	(19,268)
Corporate expenses	—	—	—	—	—	—	9,263	—	9,263

Operating income (loss)	$6,482	$39,240	$(1,750)	$(1,751)	$7,810	$(3,115)	$(10,529)	$—	$36,387

Intersegment revenues	$84	$293	$1,076	$—	$—	$1,027	$—	$—	$2,480

Six Months Ended June 30, 2006
Revenue	$521,687	$336,200	$96,484	$2,565	$189,018	$146,499	$—	$(7,656)	$1,284,797
Direct operating expenses	425,620	259,592	88,473	926	125,412	90,243	—	(7,655)	982,611
Selling, general and administrative expenses	104,749	54,229	5,401	4,882	43,938	32,005	—	(1)	245,203
Depreciation and amortization	16,838	3,957	495	181	7,100	1,397	1,343	—	31,311
Loss (gain) on sale of operating assets	2	87	—	—	(1,788)	(7,704)	(7)	—	(9,410)
Corporate expenses	—	—	—	—	—	—	15,337	—	15,337

Operating income (loss)	$(25,522)	$18,335	$2,115	$(3,424)	$14,356	$30,558	$(16,673)	$—	$19,745

Intersegment revenues	$383	$—	$5,909	$—	$—	$1,364	$—	$—	$7,656
Identifiable assets	$710,675	$649,446	$214,025	$7,188	$485,525	$83,500	$202,767	$—	$2,353,126
Capital expenditures	$11,039	$1,629	$47	$2,698	$8,113	$6,043	$2,398	$—	$31,967

Three Months Ended June 30, 2006
Revenue	$314,410	$248,527	$66,302	$1,803	$106,853	$36,419	$—	$(6,084)	$768,230
Direct operating expenses	251,090	201,416	61,760	677	76,115	19,803	—	(6,082)	604,779
Selling, general and administrative expenses	55,712	28,985	2,786	2,584	22,234	16,888	—	(2)	129,187
Depreciation and amortization	8,343	2,216	427	115	3,587	771	847	—	16,306
Loss (gain) on sale of operating assets	(1)	87	—	—	(1,792)	(37)	61	—	(1,682)
Corporate expenses	—	—	—	—	—	—	7,958	—	7,958

Operating income (loss)	$(734)	$15,823	$1,329	$(1,573)	$6,709	$(1,006)	$(8,866)	$—	$11,682

Intersegment revenues	$144	$—	$5,022	$—	$—	$918	$—	$—	$6,084

The following table provides information on the Company’s foreign operations included in the consolidated amounts above:

	United Kingdom Operations (1)	Other Foreign Operations	Total Foreign Operations
	(in thousands)
Six Months Ended June 30, 2007
Revenue	$248,797	$315,478	$564,275
Identifiable assets	$508,658	$609,945	$1,118,603

Three Months Ended June 30, 2007
Revenue	$169,412	$240,669	$410,081

Six Months Ended June 30, 2006
Revenue	$188,966	$191,404	$380,370
Identifiable assets	$452,093	$349,778	$801,871

Three Months Ended June 30, 2006
Revenue	$143,136	$131,085	$274,221

(1)	Includes the Company’s venue in Ireland.

NOTE 14 — SUBSEQUENT EVENTS

In July 2007, the Company exercised its option to require Gaiety Investments to contribute its 12% interest in Academy Music Holdings Limited (“AMG”) to the joint venture between the Company and Gaiety Investments. Beginning in July 2007, AMG will be consolidated in the Company’s financial statements with a total interest through this joint venture of 55.9%. The Company owns 50.1% of this joint venture with Gaiety Investments.

In July 2007, the Company issued $220.0 million of convertible senior notes due 2027 in a private placement in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes will pay interest semiannually at a rate of 2.875% per annum. Beginning with the period commencing on July 20, 2014 and ending on January 14, 2015, and for each of the interest periods commencing thereafter, the Company will pay contingent interest on the notes if the average trading price of the notes during the five consecutive trading days ending on the second trading day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the notes. The contingent interest payable per note will equal 0.25% per year of the average trading price of such note during the applicable five trading-day reference period, payable in arrears. The notes will be convertible, under certain circumstances, at an initial conversion rate of 36.8395 shares per $1,000 principal amount of notes, which represents a 27.5% conversion premium based on the last reported sale price of $21.29 per share on July 10, 2007. Upon conversion, the notes may be settled in shares of Live Nation common stock or, at the Company’s election, cash or a combination of cash and shares of Live Nation common stock. The net proceeds from the offering, after deducting estimated offering expenses payable by the Company, were approximately $212.4 million.

In July 2007, the Company acquired the remaining 49% interest in Musictoday, LLC (“Musictoday”) for a combination of cash and shares of the Company’s common stock. The shares are subject to lock-up restrictions which release upon the first, second and third anniversaries of issuance. Musictoday is based in the United States and provides services to artists for online fan clubs, artist e-commerce and fulfillment, VIP packaging and artist fan club ticketing.

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

Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth under Item 1A. — Risk Factors in both our 2006 Form 10-K and this quarterly report, as well as other factors described herein or in our annual, quarterly and other reports we file with the SEC (collectively, “cautionary statements”). Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. We do not intend to update these forward-looking statements, except as required by applicable law.

Executive Overview

During 2006, our first year as a stand-alone public company, we organized our business into three reportable segments: Events, Venues and Sponsorship and Digital Distribution. As we moved into 2007, we defined our strategy to make Live Nation a live music company rather than a general live entertainment company. To that end, in March 2007, we announced that we are pursuing a potential sale of the majority of our North American theatrical business. In addition, we announced in January 2007, that we reorganized our music business to bring the Events and Venues and Sponsorship divisions under common management in order to ensure the alignment of goals for these two important parts of our business.

As a result of these changes in the operation and management of our business, beginning in 2007 we have now amended our reporting segments to be: North American Music, International Music, Global Artists, Global Digital and Global Theater. In addition, we have operations in the specialized motor sports, sports representation and other businesses, which are included under “other”.

The primary impacts of this change in segments are:

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

•

Revenues from ticket rebates on tickets sold by third-parties under our ticketing agreements that were previously recorded in our Digital Distribution segment are now recorded with their respective events in the applicable segments.

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

During the second quarter of 2007 we continued to execute on our strategy to improve and build our core business, comprised of our North American Music, International Music, Global Artists and Global Digital segments and divest non-core operations. The highlights for each of our segments for the second quarter of 2007 were:

North American Music

•	Events promoted by North American Music increased by 956 to 2,450. This increase was largely a result of 574 events in House of Blues clubs that we did not own in the same period of the prior year.

•	We have reduced the number of amphitheater events with less than 7,500 attendees by 47, or 33% from the second quarter of 2006 on a comparative basis.

•	We have reduced our costs as a percentage of revenue at our amphitheaters primarily by better talent buying and reducing show costs.

•

We continued with our strategy to expand in the small and mid-size venue market by announcing an agreement in April to add the world famous Hollywood Palladium (4,000 capacity) to our portfolio which will re-open in the fall of 2008 after our renovation is complete, opening the House of Blues Dallas (1,625 capacity) in May and entering into an agreement to operate, manage and exclusively book the Fillmore Miami Beach at The Jackie Gleason Theater (2,700 capacity).

•

As part of our continuing plan to focus our operations in the top markets, in June 2007 we completed the acquisition of the remaining 50% interest in House of Blues Concerts Canada (HOB Canada). The results of this business are now consolidated in our financial results from the date of acquisition.

•

We continue to seek to appropriately maximize the value of our real estate portfolio. During April 2007, we were successful in divesting our amphitheater located in Nashville and an office building in San Francisco.

International Music

•

Events promoted by International Music increased by 191 to 953. This was mainly a result of our acquisitions of Gamerco and Jackie Lombard Productions and increased promotion activity in Finland and Denmark.

•

In July 2007, we exercised our option to require Gaiety Investments to contribute its 12% interest in Academy Music Holdings Limited (AMG) to the joint venture between us and Gaiety Investments, bringing our total ownership interest through this joint venture to 55.9%. We own 50.1% of this joint venture with Gaiety Investments.

•	During June 2007, we were successful in divesting the Hammersmith Apollo and Forum mid-sized music venues located in London which was a regulatory requirement of the AMG transaction.

Global Artists

•

This segment includes the results from our global tours for artists such as the Rolling Stones, U2, Madonna, Barbra Streisand and The Who. In addition, it includes the results of our operations that provide non-touring services to these global artists as well as other artists. These services include fan clubs, merchandise and DVD/CD production services provided by our subsidiaries including Musictoday and Trunk; all of which we refer to as “Artist Nation”.

•	During the second quarter of 2007, we produced and/or promoted global tours for The Police, the Rolling Stones, The Who and Barbra Streisand.

•

In April 2007, we acquired the remaining 49% interest in Trunk. Trunk is a specialty merchandise company located in the United States, which acquires licenses primarily from music artists to design, manufacture and sell merchandise through various distribution channels. Live Nation acquired a majority stake in Trunk in June 2006. This deal affirms Live Nation’s continuing strategy to build businesses around live music concerts that benefit both artists and avid fans.

•

In July 2007, we acquired the remaining 49% interest in Musictoday. Musictoday is a leader in connecting artists directly to their fans through online fan clubs, artist e-commerce and fulfillment, VIP packaging and artist fan clubs.

Global Digital

•

This segment includes the results of our in-house centralized ticketing operations and the revenues and costs associated with our website, www.livenation.com. This segment derives the majority of its revenues from service charges earned on tickets sold through our in-house centralized ticketing operations. The tickets sold by this segment are the tickets that we are allowed to sell directly to customers in North America under our agreements with outside ticketing agencies.

•

In May 2007, we launched a number of exclusive new features on www.livenation.com, including livenation.tv, the sale of premium seats to registered livenation.com members, VIP parking spaces and VIP Club Access. Live Nation’s domestic websites collectively continue to be ranked as the second most popular entertainment/event site according to Nielsen//NetRatings with over 4.1 million unique visitors in the month of June 2007.

•	In June 2007, we were successful in distributing more than 400,000 free tickets to OZZFEST which demonstrates our continued improvements in our in-house ticketing operations.

•	In July 2007, we launched a globally consistent designed website in the United Kingdom which offers fans a powerful concert search engine and special online access to tickets and merchandise.

Global Theater

•

This segment includes the results from our North American presenting business (Broadway Across America), our United Kingdom theatrical producing and presenting business and our North American and United Kingdom theatrical venues.

•

In March 2007, we announced that we have commenced a process to divest the majority of our North American theatrical business assets. This sale process remains ongoing and is subject to us receiving acceptable terms of sale.

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

As a venue operator, we contract with promoters to rent our venues for events and we provide operational services such as concessions, merchandising, security, ushering and ticket-taking. We generate revenues primarily from rental income, the sale of food and beverages, venue sponsorships and ticket rebates earned on tickets sold through phone, outlet and internet by third-parties under our ticketing agreements for events we promote. Revenues generated from venue operations typically have a higher margin than promotion revenues and therefore typically have a more direct relationship to operating income.

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

To judge the health of our Global Artists segment, management primarily monitors the number of confirmed events, paid attendance and tour contribution margin. In addition, for our Artist Nation services, management monitors the number of artist clients and revenue per artist client.

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

To judge the health of our Global Theater segment, management primarily monitors the number of confirmed events, average show profit, paid attendance and advance ticket sales. In addition, at our owned and/or operated theater venues, management monitors attendance, food and beverage sales per attendee and corporate sponsorship sales. In addition, because a portion of our global theater business is conducted in foreign markets, management looks at the operating results from our foreign operations on a constant dollar basis.

Consolidated Results of Operations

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2007	2006		2007	2006
Revenue	$1,039,565	$768,230	35%	$1,623,750	$1,284,797	26%
Operating expenses:
Direct operating expenses	814,993	604,779	35%	1,236,305	982,611	26%
Selling, general and administrative expenses	173,163	129,187	34%	324,496	245,203	32%
Depreciation and amortization	25,027	16,306	53%	52,713	31,311	68%
Gain on sale of operating assets	(19,268)	(1,682)	* *	(14,806)	(9,410)	* *
Corporate expenses	9,263	7,958	16%	19,059	15,337	24%

Operating income	36,387	11,682	* *	5,983	19,745	* *
Operating margin	3.5%	1.5%		0.4%	1.5%
Interest expense	15,270	8,348		30,222	16,161
Interest income	(4,425)	(4,496)		(7,194)	(5,976)
Equity in earnings of nonconsolidated affiliates	(2,875)	(1,478)		(3,218)	(3,302)
Minority interest expense (income)	3,472	151		427	(684)
Other income — net	(325)	(5,879)		(385)	(3,325)

Income (loss) before income taxes	25,270	15,036		(13,869)	16,871
Income tax expense (benefit):
Current	14,931	5,884		17,137	6,051
Deferred	417	(530)		4,121	21

Net income (loss)	$9,922	$9,682		$(35,127)	$10,799

Note:	Non-cash compensation expense of $1.9 million, $0.3 million, $3.0 million and $0.8 million is included in corporate expenses and $1.5 million, $0.4 million, $2.8 million and $0.8 million is included in selling, general and administrative expenses for the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006, respectively.
**	Percentages are not meaningful.

Key Operating Metrics

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Events
North American Music promotions	2,450	1,494	4,272	2,889
North American Music third-party rentals at our owned and/or operated venues	244	249	486	577
International Music promotions	953	762	1,616	1,270
International Music third-party rentals at our owned and/or operated venues	318	395	688	741
Global Artists promotions	33	20	44	20
Global Theater promotions	1,061	1,020	2,356	1,842
Global Theater third-party rentals at our owned and/or operated venues	1,640	1,910	3,321	3,494
Motor sports promotions	74	68	459	455

Total events	6,773	5,918	13,242	11,288

Further detail of North American Music promotions:
Owned and/or operated amphitheaters	217	214	233	227
All other	2,233	1,280	4,039	2,662

Total North American Music promotion events	2,450	1,494	4,272	2,889

Attendance (rounded)
North American Music promotions	6,095,000	4,475,000	9,641,000	7,939,000
North American Music third-party rentals at our owned and/or operated venues	545,000	110,000	853,000	239,000
International Music promotions	3,699,000	2,675,000	4,750,000	3,677,000
International Music third-party rentals at our owned and/or operated venues	859,000	713,000	1,772,000	1,329,000
Global Artists promotions	629,000	265,000	709,000	265,000
Global Theater promotions	1,533,000	1,632,000	3,478,000	3,097,000
Global Theater third-party rentals at our owned and/or operated venues	1,536,000	1,690,000	3,186,000	3,095,000
Motor sports promotions	317,000	340,000	4,237,000	4,148,000

Total attendance	15,213,000	11,900,000	28,626,000	23,789,000

Further detail of North American Music promotions:
Owned and/or operated amphitheaters	2,080,000	1,890,000	2,123,000	1,958,000
All other	4,015,000	2,585,000	7,518,000	5,981,000

Total North American Music promotion attendance	6,095,000	4,475,000	9,641,000	7,939,000

Note:	Events and attendance information for our exhibitions and sports representation businesses have been excluded as the majority of these businesses were either sold or shut down during 2006. Promotions listed above include events in our owned and/or operated venues as well as events we promote in third-party venues.

Revenue

Our revenue increased $271.3 million, or 35%, during the three months ended June 30, 2007 as compared to the same period of the prior year primarily due to increases in revenue in our North American Music, International Music and Global Artists segments of $148.4 million, $86.7 million and $62.3 million, respectively, partially offset by decreases in revenue in our Global Theater segment and other operations of $17.7 million and $13.1 million, respectively. Included in the increase in revenue for the three months ended June 30, 2007 is approximately $29.3 million from increases in foreign exchange rates as compared to the same period of 2006.

Our revenue increased $339.0 million, or 26%, during the six months ended June 30, 2007 as compared to the same period of the prior year primarily due to increases in revenue in our North American Music, International Music and Global Artists segments of $184.2 million, $103.6 million and $54.9 million, respectively, partially offset by a decrease in revenue in our other operations of $18.4 million. Included in the increase in revenue for the six months ended June 30, 2007 is approximately $41.8 million from increases in foreign exchange rates as compared to the same period of 2006.

More detailed explanations of the three- and six-month changes are included in the applicable segment discussions contained herein.

Direct operating expenses

Our direct operating expenses increased $210.2 million, or 35%, during the three months ended June 30, 2007 as compared to the same period of the prior year primarily due to increases in direct operating expenses in our North American Music, International Music and Global Artists segments of $107.0 million, $70.7 million and $52.1 million, respectively, partially offset by a decrease in direct operating expenses in our Global Theater segment of $19.4 million. Included in the increase in direct operating expenses for the three months ended June 30, 2007 is approximately $23.5 million from increases in foreign exchange rates as compared to the same period of 2006.

Our direct operating expenses increased $253.7 million, or 26%, during the six months ended June 30, 2007 as compared to the same period of the prior year primarily due to increases in direct operating expenses in our North American Music, International Music and Global Artists segments of $120.8 million, $84.2 million and $42.7 million, respectively. Included in the increase in direct operating expenses for the six months ended June 30, 2007 is approximately $31.8 million from increases in foreign exchange rates as compared to the same period of 2006.

Direct operating expenses include artist fees, show related marketing and advertising expenses along with other costs.

More detailed explanations of the three- and six-month changes are included in the applicable segment discussions contained herein.

Selling, general and administrative expenses

Our selling, general and administrative expenses increased $44.0 million, or 34%, during the three months ended June 30, 2007 as compared to the same period of the prior year primarily due to increases in selling, general and administrative expenses in our North American Music and Global Artists segments of $36.1 million and $10.7 million, respectively. Included in the increase in selling, general and administrative expenses for the three months ended June 30, 2007 is approximately $3.3 million from increases in foreign exchange rates as compared to the same period of 2006.

Our selling, general and administrative expenses increased $79.3 million, or 32%, during the six months ended June 30, 2007 as compared to the same period of the prior year primarily due to increases in selling, general and administrative expenses in our North American Music, International Music and Global Artists segments of $61.9 million, $11.3 million and $18.7 million, respectively, partially offset by a decrease in our other operations of $12.4 million. Included in the increase in selling, general and administrative expenses for the six months ended June 30, 2007 is approximately $7.6 million from increases in foreign exchange rates as compared to the same period of 2006.

More detailed explanations of the three- and six-month changes are included in the applicable segment discussions contained herein.

Depreciation and amortization

Our depreciation and amortization increased $8.7 million, or 53%, during the three months ended June 30, 2007 as compared to the same period of the prior year primarily due to increases in depreciation and amortization in our North American Music, International Music and Global Artists segments of $4.1 million, $1.5 million and $2.5 million, respectively.

Our depreciation and amortization increased $21.4 million, or 68%, during the six months ended June 30, 2007 as compared to the same period of the prior year primarily due to increases in depreciation and amortization in our North American Music, International Music and Global Artists segments of $8.7 million, $4.3 million and $6.1 million, respectively.

More detailed explanations of the three- and six-month changes are included in the applicable segment discussions contained herein.

Gain on sale of operating assets

Our gain on sale of operating assets increased $17.6 million during the three months ended June 30, 2007 as compared to the same period of the prior year primarily due to gains recorded in 2007 on the sale of an amphitheater in Nashville, an office building in San Francisco, and two mid-sized music venues in London. Partially offsetting this increase in the gain on sale of operating assets was a gain recorded in 2006 related to the sale of prepaid production assets, theatrical productions and investments in nonconsolidated affiliates.

Our gain on sale of operating assets increased $5.4 million during the six months ended June 30, 2007 as compared to the same period of the prior year primarily due to gains recorded in 2007 on the sale of an arena/race track in Leicestershire, England, an amphitheater in Nashville, an office building in San Francisco, and two mid-sized music venues in London, partially offset by an $8.1 million loss recorded in 2007 on the sale of our production of Phantom: The Las Vegas Spectacular. Partially offsetting this increase in the gain on sale of operating assets were gains recorded in 2006 on the sale of a portion of our sports representation business assets related to basketball and the sale of prepaid production assets, theatrical productions and investments in nonconsolidated affiliates.

Corporate expenses

Corporate expenses increased $1.3 million, or 16%, during the three months ended June 30, 2007 as compared to the same period of the prior year primarily due to higher non-cash compensation expense for additional stock-based awards.

Corporate expenses increased $3.7 million, or 24%, during the six months ended June 30, 2007 as compared to the same period of the prior year primarily due to increased headcount related to the building of corporate functions previously provided by Clear Channel and higher non-cash compensation expense for additional stock-based awards, partially offset by a reduction in rent expense in our New York office due to subleasing of available space.

Interest expense

Interest expense increased $6.9 million and $14.1 million during the three and six months ended June 30, 2007, respectively, as compared to the same periods of the prior year primarily due to interest expense related to our additional term loan which we obtained in the fourth quarter of 2006, borrowings under the revolving credit facility and a 0.5% increase in the interest rate on our term loans.

Our debt balances and weighted average cost of debt, including redeemable preferred stock, were $650.0 million and 8.27%, respectively, at June 30, 2007, and $406.9 million and 8.03%, respectively, at June 30, 2006.

Interest income

Interest income increased $1.2 million during the six months ended June 30, 2007 as compared to the same period of the prior year primarily due to interest income earned on HOB Entertainment, Inc. (HOB) purchase price held in escrow and excess cash invested in money market funds and other short-term investments.

Equity in earnings of nonconsolidated affiliates

Equity in earnings of nonconsolidated affiliates increased $1.4 million during the three months ended June 30, 2007 as compared to the same period of the prior year primarily due to earnings from investments acquired with Concert Productions International (CPI) and HOB, partially offset by losses from various other investments.

Minority interest expense (income)

Minority interest expense increased $3.3 million and $1.1 million during the three and six months ended June 30, 2007, respectively, as compared to the same periods of the prior year primarily due to operating income related to CPI which was acquired during the second quarter of 2006.

Other income — net

Other income decreased $5.6 million and $2.9 million during the three and six months ended June 30, 2007, respectively, as compared to the same periods of the prior year primarily due to a fee received on the sale of land in Ireland during the second quarter of 2006. The decrease for the six months ended June 30, 2007 is partially offset by a loss recorded in 2006 on a decrease in the value of stock investments received, or to be received, as part of a contractual obligation which was completed in the first quarter of 2007.

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

Total income tax expense as a percentage of our income (loss) before income taxes is (153%) for the six months ended June 30, 2007. Of the $21.3 million of total tax, 4% relates to state and local taxes, 3% relates to interest and penalties for uncertain tax positions, and 26% relates to adjustments for significant, unusual and extraordinary items. The remainder of the tax expense relates to statutory tax on profitable operations which are principally operations outside of the United States and reflect an effective tax rate for those jurisdictions of 29%. No tax benefit has been recorded for entities that have losses, as those losses cannot be carried back, and for which future profits associated with such operations in those tax jurisdictions do not meet the more likely than not criteria for asset recognition. The 29% effective tax rate has been applied to year-to-date earnings of taxable jurisdictions for which we currently expect to have taxable income. As required by APB 28, we also include tax effects of significant, unusual or extraordinary items in income tax expense in interim periods in accordance with customary requirements.

During the first six months of 2006, the effective tax rate for 2006 was expected to be 38% to 40%. The decrease during 2007 is primarily related to the exclusion, in the computation of the overall estimated annual effective tax rate, of losses from operations for which tax benefits cannot be reasonably assured and the related impact of FIN 18 as discussed above. These effective tax rates result in a net tax expense of $15.3 million and $5.4 million for the three months ended June 30, 2007 and 2006 and $21.3 million and $6.1 million for the six months ended June 30, 2007 and 2006, respectively.

North American Music Results of Operations

Our North American Music segment operating results were as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2007	2006		2007	2006
Revenue	$462,769	$314,410	47%	$705,926	$521,687	35%
Direct operating expenses	358,119	251,090	43%	546,418	425,620	28%
Selling, general and administrative expenses	91,765	55,712	65%	166,680	104,749	59%
Depreciation and amortization	12,463	8,343	49%	25,513	16,838	52%
Loss (gain) on sale of operating assets	(6,060)	(1)	* *	(6,060)	2	* *

Operating income (loss)	$6,482	$(734)	* *	$(26,625)	$(25,522)	4%

Operating margin	1.4%	(0.2)%		(3.8)%	(4.9)%

**	Percentages are not meaningful.

Three Months

North American Music revenue increased $148.4 million, or 47%, during the three months ended June 30, 2007 as compared to the same period of the prior year due to $79.4 million of revenue related to our acquisitions of HOB during the fourth quarter of 2006 and, to a lesser extent, HOB Canada during the second quarter of 2007. In addition, we experienced an increase in revenue from events held at third-party arenas and our owned and/or operated amphitheaters and theaters primarily due to an increase in the number of events and attendance as well as strong results from arena tours such as Roger Waters during the second quarter of 2007.

North American Music direct operating expenses increased $107.0 million, or 43%, during the three months ended June 30, 2007 as compared to the same period of the prior year due to $51.0 million of direct operating expenses related to our acquisitions of HOB during 2006 and, to a lesser extent, HOB Canada during 2007. In addition, we experienced an increase in our direct operating expenses associated with the increased number of events and attendance and strong results from arena tours discussed above. The net increase in direct operating expenses was less than the increase in revenue due to better talent buying and reduced show costs at our amphitheaters and HOB clubs, acquired in 2006, having lower direct operating expenses as a percentage of revenue as compared to our other promotion and venue operation businesses.

North American Music selling, general and administrative expenses increased $36.1 million, or 65%, during the three months ended June 30, 2007 as compared to the same period of the prior year primarily due to $21.9 million of selling, general and administrative expenses related to our acquisitions of HOB during 2006 and, to a lesser extent, HOB Canada during 2007. In addition, we experienced an increase in legal expenses of $3.9 million related to ongoing cases and incremental expenses related to the commencement of the Dodge Theater operating agreement in January 2007, the Hollywood Palladium operating agreement in April 2007 and the opening of the Dallas House of Blues club in May 2007.

North American Music depreciation and amortization expense increased $4.1 million, or 49%, during the three months ended June 30, 2007 as compared to the same period of the prior year primarily due to amortization of the intangible assets resulting from our acquisition of HOB during 2006 which were recorded as part of the purchase price allocations. This increase was partially offset by a decline in depreciation expense for the amphitheaters and mid-sized music venues which were impaired during the third and fourth quarters of 2006.

North American Music gain on sale of operating assets increased $6.1 million during the three months ended June 30, 2007 as compared to the same period of the prior year due to the sale of an office building in San Francisco and the sale of the Starwood Amphitheater in Nashville.

The increase in operating income for North American Music is primarily a result of the increase in the gain on sale of operating assets and better talent buying in the amphitheaters described above.

Six Months

North American Music revenue increased $184.2 million, or 35%, during the six months ended June 30, 2007 as compared to the same period of the prior year due primarily to $136.9 million of revenue related to our acquisitions of HOB during the fourth quarter of 2006 and, to a lesser extent, HOB Canada during the second quarter of 2007. In addition, we experienced an increase in revenue from events held at third-party venues due primarily to an increase in events and attendance with artists such as Roger Waters, Bob Seger & The Silver Bullet Band and Josh Groban performing during the period.

North American Music direct operating expenses increased $120.8 million, or 28%, during the six months ended June 30, 2007 as compared to the same period of the prior year primarily due to $83.4 million of direct operating expenses related to our acquisitions of HOB during 2006 and, to a lesser extent, HOB Canada during 2007. In addition, we experienced an increase in our direct operating expenses associated with the increased events and attendance at third-party venues discussed above. The net increase in direct operating expenses was less than the increase in revenue primarily due to better talent buying and reduced show costs at our amphitheaters and HOB clubs, acquired in 2006, having lower direct operating expenses as a percentage of revenue as compared to our other promotion and venue operation businesses.

North American Music selling, general and administrative expenses increased $61.9 million, or 59%, during the six months ended June 30, 2007 as compared to the same period of the prior year primarily due to $41.2 million of selling, general and administrative expenses related to our acquisitions of HOB during 2006 and, to a lesser extent, HOB Canada during 2007. In addition, we experienced an increase in legal expenses related to ongoing cases and incremental expenses related to the commencement of the Dodge Theater operating agreement in January 2007, the Hollywood Palladium operating agreement in April 2007 and the opening of the Dallas House of Blues club in May 2007.

North American Music depreciation and amortization expense increased $8.7 million, or 52%, during the six months ended June 30, 2007 as compared to the same period of the prior year primarily due to amortization of the intangible assets resulting from our acquisition of HOB during 2006 which were recorded as part of the purchase price allocations.

North American Music gain on sale of operating assets increased $6.1 million during the six months ended June 30, 2007 as compared to the same period of the prior year due to the sale of an office building in San Francisco and the sale of the Starwood Amphitheater in Nashville.

International Music Results of Operations

Our International Music segment operating results were as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2007	2006		2007	2006
Revenue	$335,239	$248,527	35%	$439,825	$336,200	31%
Direct operating expenses	272,096	201,416	35%	343,808	259,592	32%
Selling, general and administrative expenses	33,237	28,985	15%	65,566	54,229	21%
Depreciation and amortization	3,693	2,216	67%	8,259	3,957	109%
Loss (gain) on sale of operating assets	(13,027)	87	* *	(13,092)	87	* *

Operating income	$39,240	$15,823	* *	$35,284	$18,335	* *

Operating margin	11.7%	6.4%		8.0%	5.5%

**	Percentages are not meaningful.

Three Months

International Music revenue increased $86.7 million, or 35%, during the three months ended June 30, 2007 as compared to the same period of the prior year. Excluding the increase related to the impact of changes in foreign exchange rates of $25.5 million, the increase in revenue was $61.2 million, or 25%, primarily due to incremental revenue of $44.9 million related to the effect of acquisitions in France and Spain since the same period in the prior year. We also had an increase in revenues for our United Kingdom operations driven by improved results at festivals including Hyde Park Calling and Escape into the Park as well as stronger promotion activity during the second quarter for artists such as Muse, Roger Waters and Iron Maiden. In addition, we experienced an increase in revenue from our United Kingdom agency business as a result of strong Roger Waters and Bob Dylan shows during the second quarter of 2007. Finally, we experienced increased revenues for our other European operations driven by increased promotion activity in Finland, Denmark and Holland.

International Music direct operating expenses increased $70.7 million, or 35%, during the three months ended June 30, 2007 as compared to the same period of the prior year. Excluding the increase related to the impact of changes in foreign exchange rates of $21.1 million, the increase in direct operating expenses was $49.6 million, or 25%, primarily due to incremental direct operating expenses of $39.9 million related to the effect of acquisitions since the same period in the prior year. In addition, we experienced an increase in direct operating expenses related to the increased revenue for our United Kingdom and other European operations noted above.

International Music selling, general and administrative expenses increased $4.3 million, or 15%, during the three months ended June 30, 2007 as compared to the same period of the prior year. Excluding the increase related to the impact of changes in foreign exchange rates of $2.5 million, the increase in selling, general and administrative expenses was $1.8 million, or 6%, primarily due to $1.6 million of selling, general and administrative expenses related to the acquisitions made since the same period in the prior year.

International Music depreciation and amortization expense increased $1.5 million, or 67%, during the three months ended June 30, 2007 as compared to the same period of the prior year primarily due to increased depreciation related to asset retirement obligations for the Mean Fiddler venues, purchased in the third quarter of 2005, due to the finalization of the purchase price allocations in the third quarter of 2006.

International Music gain on sale of operating assets increased $13.1 million during the three months ended June 30, 2007 as compared to the same period of the prior year primarily due to the sale of the Hammersmith Apollo and Forum mid-sized venues in London in June 2007.

Overall, the increase in operating income for International Music in the second quarter of 2007 as compared to the same period of 2006 was due primarily to gains recorded on the sale of the two mid-sized venues noted above. In addition, our recent acquisitions in Spain and France improved overall operating income in the second quarter of 2007 due to the timing of events in these markets. We also experienced improved operating income from stronger festival and promotion activity for both our United Kingdom and other European operations.

Six Months

International Music revenue increased $103.6 million, or 31%, during the six months ended June 30, 2007 as compared to the same period of the prior year. Excluding the increase related to the impact of changes in foreign exchange rates of $35.3 million, the increase in revenue was $68.3 million, or 20%, primarily due to incremental revenue of $51.4 million related to the effect of acquisitions in France and Spain since the same period in the prior year and the addition of the Wembley Arena operating agreement in the United Kingdom in April 2006. We also experienced an increase in revenues from our United Kingdom operations driven by stronger promotion activity during the first six months of 2007 with artists such as Dolly Parton, Muse, Roger Waters and Iron Maiden, improved results from several festivals and increased revenues from our agency business driven by the timing of artist tours year over year. In addition, we experienced increased revenues at our owned and/or operated arenas driven by Mamma Mia performances in Ireland. Finally, revenues increased for our other European operations driven by increased promotion activity in Finland, Denmark and Holland.

International Music direct operating expenses increased $84.2 million, or 32%, during the six months ended June 30, 2007 as compared to the same period of the prior year. Excluding the increase related to the impact of changes in foreign exchange rates of $28.2 million, the increase in direct operating expenses was $56.0 million, or 22%, primarily due to incremental direct operating expenses of $43.5 million related to the acquisitions since the same period in the prior year and the addition of the Wembley Arena operating agreement. Our direct operating expenses also increased due to the improved results for our United Kingdom and other European operations noted above.

International Music selling, general and administrative expenses increased $11.3 million, or 21%, during the six months ended June 30, 2007 as compared to the same period of the prior year. Excluding the increase related to the impact of changes in foreign exchange rates of $5.5 million, the increase in selling, general and administrative expenses was $5.8 million, or 11%, primarily due to $5.4 million of selling, general and administrative expenses related to the acquisitions made since the same period in the prior year and the addition of the Wembley Arena operations.

International Music depreciation and amortization expense increased $4.3 million, or 109%, during the six months ended June 30, 2007 as compared to the same period of the prior year primarily due to increased depreciation related to asset retirement obligations for the Mean Fiddler venues, purchased in the third quarter of 2005, due to the finalization of the purchase price allocations in the third quarter of 2006.

International Music gain on sale of operating assets increased $13.0 million during the six months ended June 30, 2007 as compared to the same period of the prior year primarily due to the sale of the Hammersmith Apollo and Forum mid-sized venues in London.

Overall, the increase in operating income for International Music in the first six months of 2007 as compared to the same period of 2006 was due primarily to gains recorded on the sale of the two mid-sized venues noted above. In addition, our recent acquisitions in Spain and France improved overall operating income in the first six months of 2007 due to the timing of events in these markets. Finally, we experienced higher operating income from stronger promotion activity for our United Kingdom operations.

Global Artists Results of Operations

Our Global Artists segment operating results were as follows:

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
(in thousands)	2007	2006			2007	2006
Revenue	$128,569	$66,302	94%		$151,428	$96,484	57%
Direct operating expenses	113,906	61,760	84%		131,199	88,473	48%
Selling, general and administrative expenses	13,505	2,786	*	*	24,109	5,401	*	*
Depreciation and amortization	2,908	427	*	*	6,638	495	*	*

Operating income (loss)	$(1,750)	$1,329	*	*	$(10,518)	$2,115	*	*

Operating margin	(1.4)%	2.0%			(6.9)%	2.2%

**	Percentages are not meaningful.

Three Months

Global Artists revenue increased $62.3 million, or 94%, during the three months ended June 30, 2007 as compared to the same period of the prior year due primarily to incremental revenues of $73.3 million related to our acquisitions of CPI, Trunk and Musictoday during the second and third quarters of 2006

Global Artists direct operating expenses increased $52.1 million, or 84%, during the three months ended June 30, 2007 as compared to the same period of the prior year primarily due to incremental expenses of $60.3 million related to our acquisitions of CPI, Trunk and Musictoday during 2006.

Global Artists selling, general and administrative expenses increased $10.7 million during the three months ended June 30, 2007 as compared to the same period of the prior year primarily due to incremental selling, general and administrative expenses of $9.8 million related to our 2006 acquisitions of CPI, Trunk and Musictoday.

Global Artists depreciation and amortization expense increased $2.5 million during the three months ended June 30, 2007 as compared to the same period of the prior year primarily due to amortization of the intangible assets resulting from our 2006 acquisition of CPI.

The increase in operating loss for Global Artists is principally a result of the timing, size and/or type of touring activity, exclusive of the CPI global tours, during the second quarter of 2007 as compared to the second quarter of 2006.

Six Months

Global Artists revenue increased $54.9 million, or 57%, during the six months ended June 30, 2007 as compared to the same period of the prior year due primarily to incremental revenues of $94.1 million related to our acquisitions of CPI, Trunk and Musictoday during the second and third quarters of 2006. Excluding the CPI global tours, our other global touring revenue decreased due to an overall decline in the volume of tours. Tours during 2007 include The Rolling Stones, The Who, Barbra Streisand and The Police.

Global Artists direct operating expenses increased $42.7 million, or 48%, during the six months ended June 30, 2007 as compared to the same period of the prior year primarily due to incremental direct operating expenses of $77.6 million related to our acquisitions of CPI, Trunk and Musictoday during 2006. This increase was partially offset by a decrease in other touring-related direct operating expenses due to the lower volume of events noted above.

Global Artists selling, general and administrative expenses increased $18.7 million during the six months ended June 30, 2007 as compared to the same period of the prior year primarily due to incremental expenses of $17.3 million related to our 2006 acquisitions of CPI, Trunk and Musictoday.

Global Artists depreciation and amortization expense increased $6.1 million during the six months ended June 30, 2007 as compared to the same period of the prior year primarily due to amortization of the intangible assets resulting from our 2006 acquisition of CPI.

The increase in operating loss for Global Artists is principally a result of the amortization of intangible assets related to our acquisition of CPI and the timing, size and/or type of touring events during 2007 as compared to 2006.

Global Digital Results of Operations

Our Global Digital segment operating results were as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2007	2006		2007	2006
Revenue	$2,914	$1,803	62%	$4,215	$2,565	64%
Direct operating expenses	766	677	13%	772	926	(17)%
Selling, general and administrative expenses	3,420	2,584	32%	6,644	4,882	36%
Depreciation and amortization	479	115	* *	1,086	181	* *

Operating loss	$(1,751)	$(1,573)	11%	$(4,287)	$(3,424)	25%

Operating margin	(60.1)%	(87.2)%		(101.7)%	(133.5)%

**	Percentages are not meaningful.

Three Months

Global Digital revenues increased $1.1 million, or 62%, during the three months ended June 30, 2007 as compared to the same period of the prior year primarily due to increased sponsorship revenues associated with our in-house ticketing operations.

Global Digital selling, general and administrative expenses increased $0.8 million, or 32%, during the three months ended June 30, 2007 as compared to the same period of the prior year primarily due to increased salary related to new staff and consultant expenses related to our website and internet management.

Global Digital depreciation and amortization expense increased $0.4 million during the three months ended June 30, 2007 as compared to the same period of the prior year primarily due to depreciation expense related to our website development.

Six Months

Global Digital revenues increased $1.6 million, or 64%, during the six months ended June 30, 2007 as compared to the same period of the prior year primarily due to increased sponsorship revenues associated with our in-house ticketing operations.

Global Digital selling, general and administrative expenses increased $1.8 million, or 36%, during the six months ended June 30, 2007 as compared to the same period of the prior year primarily due to increased salary related to new staff and consultant expenses related to our website and internet management.

Global Digital depreciation and amortization expense increased $0.9 million during the six months ended June 30, 2007 as compared to the same period of the prior year primarily due to depreciation expense related to our website development.

Global Theater Results of Operations

Our Global Theater segment operating results were as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2007	2006		2007	2006
Revenue	$89,198	$106,853	(17)%	$198,396	$189,018	5%
Direct operating expenses	56,682	76,115	(26)%	134,234	125,412	7%
Selling, general and administrative expenses	20,483	22,234	(8)%	41,910	43,938	(5)%
Depreciation and amortization	4,223	3,587	18%	7,878	7,100	11%
Loss (gain) on sale of operating assets	—	(1,792)	* *	8,029	(1,788)	* *

Operating income	$7,810	$6,709	16%	$6,345	$14,356	(56)%

Operating margin	8.8%	6.3%		3.2%	7.6%

**	Percentages are not meaningful.

Three Months

Global Theater revenue decreased $17.7 million, or 17%, during the three months ended June 30, 2007 as compared to the same period of the prior year due primarily to reductions in the number of events and attendance for our North American presenting markets.

Global Theater direct operating expenses decreased $19.4 million, or 26%, during the three months ended June 30, 2007 as compared to the same period of the prior year primarily due to the reductions in the number of events for our North American presenting markets noted above. During the second quarter of 2007, we experienced an increase in the number of fixed fee events, as opposed to events where we recognize all the revenue and direct operating expenses, which resulted in a greater decrease in direct operating expenses as compared to the decrease in revenue.

Six Months

Global Theater revenue increased $9.4 million, or 5%, during the six months ended June 30, 2007 as compared to the same period of the prior year due primarily to the production of Phantom: The Las Vegas Spectacular which opened during the third quarter of 2006. Our interest in this production was sold effective March 2007. In addition, the number of events for our North American and international presenting markets increased by 514. Finally, our United Kingdom theatrical theaters experienced increased rental, merchandise and concession revenues due to an increase in the number of events and related attendance driven by shows such as Wicked and The Producers. These increases were partially offset by a decline in our North American presenting markets driven by the size and/or type of events year over year.

Global Theater direct operating expenses increased $8.8 million, or 7%, during the six months ended June 30, 2007 as compared to the same period of the prior year primarily due to the opening of the production of Phantom: The Las Vegas Spectacular during the third quarter of 2006 and the increase in the number of events for our North American and international presenting markets noted above. While the number of events increased for our North American and international presenting markets, the average profit per event declined due to content having less consumer appeal.

Global Theater loss on sale of operating assets increased $9.8 million during the six months ended June 30, 2007 as compared to the same period of the prior year primarily due a loss of $8.1 million from the sale of our 50.1% interest in the production of Phantom: The Las Vegas Spectacular.

Other Results of Operations

Our other operating results were as follows:

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
(in thousands)	2007	2006			2007	2006
Revenue	$23,356	$36,419	(36)%		$128,052	$146,499	(13)%
Direct operating expenses	15,904	19,803	(20)%		83,966	90,243	(7)%
Selling, general and administrative expenses	10,753	16,888	(36)%		19,587	32,005	(39)%
Depreciation and amortization	(42)	771	*	*	768	1,397	(45)%
Gain on sale of operating assets	(144)	(37)	*	*	(3,625)	(7,704)	* *

Operating income (loss)	$(3,115)	$(1,006)	*	*	$27,356	$30,558	(10)%

Operating margin	(13.3)%	(2.8)%			21.4%	20.9%

**	Percentages are not meaningful.

Three Months

Other revenues decreased $13.1 million, or 36%, during the three months ended June 30, 2007 as compared to the same period of the prior year primarily as a result of the loss of revenue due to the sale of portions of our sports representation business assets and the sale of Donington Park in the United Kingdom.

Other direct operating expenses decreased $3.9 million, or 20%, during the three months ended June 30, 2007 as compared to the same period of the prior year primarily due to the sale of portions of our sports representation business assets and the sale of Donington Park.

Other selling, general and administrative expenses decreased $6.1 million, or 36%, during the three months ended June 30, 2007 as compared to the same period of the prior year primarily due to the sale of portions of our sports representation business assets and the sale of Donington Park. These decreases are partially offset by an increase in selling, general and administrative expenses for our motor sports operations driven by a reserve recorded against receivables due to a sponsor’s bankruptcy.

Six Months

Other revenues decreased $18.4 million, or 13%, during the six months ended June 30, 2007 as compared to the same period of the prior year primarily as a result of the loss of revenues due to the sale of portions of our sports representation business assets and the sale of Donington Park in the United Kingdom.

Other direct operating expenses decreased $6.3 million, or 7%, during the six months ended June 30, 2007 as compared to the same period of the prior year primarily due to the sale of portions of our sports representation business assets, the sale of Donington Park and a decline in certain DVD/CD production and distribution projects.

Other selling, general and administrative expenses decreased $12.4 million, or 39%, during the six months ended June 30, 2007 as compared to the same period of the prior year primarily due to the sale of portions of our sports representation business assets.

Other gain on sale of operating assets decreased $4.1 million during the six months ended June 30, 2007 as compared to the same period of the prior year as the gain recorded in 2007 on the sale of Donington Park, an arena/race track in Leicestershire, England, was less than the gain on the sale of a portion of our sports representation business assets recorded in 2006.

Reconciliation of Segment Operating Income

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
North American Music	$6,482	$(734)	$(26,625)	$(25,522)
International Music	39,240	15,823	35,284	18,335
Global Artists	(1,750)	1,329	(10,518)	2,115
Global Digital	(1,751)	(1,573)	(4,287)	(3,424)
Global Theater	7,810	6,709	6,345	14,356
Other	(3,115)	(1,006)	27,356	30,558
Corporate	(10,529)	(8,866)	(21,572)	(16,673)

Consolidated operating income	$36,387	$11,682	$5,983	$19,745

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

Our balance sheet reflects cash and cash equivalents of $466.7 million and current and long-term debt of $610.0 million at June 30, 2007, and cash and cash equivalents of $313.9 million and current and long-term debt of $639.1 million at December 31, 2006. These debt balances do not include our outstanding redeemable preferred stock.

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

We generally receive cash related to ticket revenues in advance of the event, which is recorded in deferred revenue until the event occurs. With the exception of some upfront costs and artist deposits, which are recorded in prepaid expenses until the event occurs, we pay the majority of event-related expenses at or after the event. We view our available cash as cash and cash equivalents, less event-related deferred revenue, less accrued expenses due to artists and for cash collected on behalf of others, plus event-related prepaids. This is essentially our cash available to, among other things, repay debt balances, make acquisitions, repurchase stock and finance revenue-generating capital expenditures.

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

In June 2007, we entered into an Amended and Restated Credit Agreement (the Amended Credit Agreement) which amends and restates our existing senior secured credit agreement to modify certain covenants and other provisions and facilitate potential future acquisitions. The Amended Credit Agreement consists of a $550 million term loan facility and a $285 million revolving credit facility, with the right, subject to certain conditions, to increase such facilities by up to $250 million in the aggregate. The revolving credit facility provides for borrowings up to the amount of the facility with sub-limits of up to $235 million to be available for the issuance of letters of credit and up to $100 million to be available for borrowings in foreign currencies. Under the Amended Credit Agreement, revolving loans bear interest at an annual rate of LIBOR plus 1.75%, subject to stepdowns based on the Company’s leverage ratio at the time of borrowing, and term loans bear interest at an annual rate of LIBOR plus 2.75%.

During the three and six months ended June 30, 2007, we made principal payments totaling $1.4 million and $2.8 million on the term loans, respectively, and $65.0 million and $115.0 million on the revolving credit facility, respectively. The payments on the revolving credit facility were primarily to repay short-term borrowings used to fund working capital requirements during the year. At June 30, 2007, the outstanding balances on the term loans and revolving credit facility were $544.0 million and $22.0 million, respectively. Taking into account letters of credit of $73.3 million, $189.7 million was available for future borrowings.

As of August 3, 2007, the outstanding balances on the term loans and revolving credit facility were $544.0 million and $0.0 million, respectively. Taking into account letters of credit of $48.1 million, $236.9 million was available for future borrowings.

Convertible Senior Notes

In July 2007, we issued $220.0 million of convertible senior notes due 2027 in a private placement in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The notes will pay interest semiannually at a rate of 2.875% per annum. Beginning with the period commencing on July 20, 2014 and ending on January 14, 2015, and for each of the interest periods commencing thereafter, we will pay contingent interest on the notes if the average trading price of the notes during the five consecutive trading days ending on the second trading day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the notes. The contingent interest payable per note will equal 0.25% per year of the average trading price of such note during the applicable five trading-day reference period, payable in arrears. The notes will be convertible, under certain circumstances, at an initial conversion rate of 36.8395 shares per $1,000 principal amount of notes, which represents a 27.5% conversion premium based on the last reported sale price of $21.29 per share on July 10, 2007. Upon conversion, the notes may be settled in shares of Live Nation common stock or, at our election, cash or a combination of cash and shares of Live Nation common stock. The net proceeds from the offering, after deducting estimated offering expenses payable by us, were approximately $212.4 million.

Redeemable Preferred Stock

As part of the Separation, one of our subsidiaries sold 200,000 shares of Series A (voting) mandatorily Redeemable Preferred Stock to third-party investors and issued 200,000 shares of Series B (non-voting) mandatorily Redeemable Preferred Stock to Clear Channel which then sold this Series B Redeemable Preferred Stock to third-party investors. We did not receive any of the proceeds from the sale of the Series B Redeemable Preferred Stock sold by Clear Channel. As of June 30, 2007, we had 200,000 shares of Series A Redeemable Preferred Stock and 200,000 shares of Series B Redeemable Preferred Stock outstanding (collectively, the Preferred Stock) with an aggregate liquidation preference of $40 million. The Preferred Stock accrues dividends at 13% per annum and is mandatorily redeemable on December 21, 2011, although we are obligated to make an offer to repurchase the Preferred Stock at 101% of the liquidation preference in the event of a change of control.

In June 2007, we entered into an Amended and Restated Certificate of Incorporation governing the Redeemable Preferred Stock (the Amended Preferred Stock Agreement) which amends and restates the existing certificate of incorporation to modify certain covenants and other provisions and facilitate potential future acquisitions. The Amended Preferred Stock Agreement contains a covenant that requires us to pay additional dividends in the event the ratio of consolidated total indebtedness minus unrestricted cash and cash equivalents, up to a maximum of $150 million (all as defined by the Amended Preferred Stock Agreement), to consolidated earnings-before-interest-taxes-depreciation-and-amortization (as defined by the Amended Preferred Stock Agreement) exceeds 4.0 times.

The Amended Preferred Stock Agreement contains a number of covenants that, among other things, restrict our ability to incur additional debt, issue certain equity securities, create liens, merge or consolidate, modify the nature of our business, make certain investments and acquisitions, transfer and sell material assets, enter into sale- leaseback transactions, enter into swap agreements, pay dividends and make distributions, and enter into agreements with affiliates. If we default under any of these covenants, we will have to pay additional dividends.

At June 30, 2007, we were in compliance with all Redeemable Preferred Stock covenants. We expect to remain in compliance with all of our Redeemable Preferred Stock covenants throughout 2007.

Guarantees of Third-Party Obligations

As of June 30, 2007, we guaranteed the debt of third parties of approximately $2.3 million, primarily related to maximum credit limits on employee and tour related credit cards and guarantees of bank lines of credit of a nonconsolidated affiliate and a third-party promoter. In addition, in connection with the sale of a portion of our sports representation business assets, we guaranteed the performance of a third-party related to an employment contract in the amount of approximately $0.6 million.

Disposal of Assets

During the six months ended June 30, 2007, we received $60.2 million of proceeds primarily related to the sales of the Apollo Hammersmith and Forum mid-sized venues in London, Donington Park an arena/race track in Leicestershire, England, an office building in San Francisco, the Starwood Amphitheater in Nashville and our remaining 50.1% interest in the production of Phantom: The Las Vegas Spectacular. These proceeds are presented net of any cash included in the assets sold.

Debt Covenants

The significant covenants on our multi-currency senior secured credit facility relate to total leverage, senior leverage, interest coverage, and capital expenditures contained and defined in the credit agreement. The adjusted leverage ratio covenant requires us to maintain a ratio of consolidated total indebtedness minus unrestricted cash and cash equivalents, up to a maximum of $150 million (all as defined by the credit agreement), to consolidated earnings-before-interest-taxes-depreciation-and-amortization (as defined by the credit agreement, “Adjusted Consolidated EBITDA”) of less than 4.5 times through June 30, 2008, and less than 4.0 times thereafter, provided that aggregated subordinated indebtedness and permitted holding company indebtedness (as defined by the credit agreement) is less than $25 million or 6.0 times if greater than $25 million. The senior leverage covenant, which is only applicable provided aggregate subordinated indebtedness and permitted holding company indebtedness is greater than $25 million, requires us to maintain a ratio of adjusted consolidated senior indebtedness minus unrestricted cash and cash equivalents to Adjusted Consolidated EBITDA of less than 4.5 times through March 31, 2008 and 4.0 times thereafter. The interest coverage covenant requires us to maintain a minimum ratio of Adjusted Consolidated EBITDA to cash interest expense (as defined by the credit agreement) of 2.5 times. The capital expenditure covenant limits annual capital expenditures (as defined by the credit agreement) to $110 million or less. In the event that we do not meet these covenants, we are considered to be in default on the credit facilities at which time the credit facilities may become immediately due. This credit facility contains a cross default provision that would be triggered if we were to default on any other indebtedness greater than $10 million.

Our other indebtedness does not contain provisions that would make it a default if we were to default on our credit facilities.

The interest rate we pay on borrowings on our senior term loans is 2.75% above LIBOR. The interest rate we pay on our $285 million multi-currency revolving credit facility depends on our total leverage ratio. Based on our current total leverage ratio, our interest rate on revolving credit borrowings is 1.75% above LIBOR. In addition to paying interest on outstanding principal under the credit facility, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. As of June 30, 2007, the commitment fee rate was 0.375%. We also are required to pay customary letter of credit fees, as necessary. In the event our leverage ratio improves, the interest rate on revolving credit borrowings declines gradually to 0.75% at a total leverage ratio of less than, or equal to, 1.25 times.

We believe there are no other agreements that contain provisions that trigger an event of default upon a change in long-term debt ratings that would have a material impact on our financial statements.

At June 30, 2007, we were in compliance with all debt covenants. We expect to remain in compliance with all of our debt covenants throughout 2007.

Uses of Cash

Acquisitions

When we make acquisitions, especially of entities where we buy a controlling interest only, the acquired entity may have cash on its balance sheet at the time of acquisition. All amounts discussed in this section are presented net of any cash acquired. During the six months ended June 30, 2007, we used $25.3 million in cash for acquisitions in our various segments, as follows: our North American Music segment acquired the remaining interest in HOB Canada, a live music company located in Canada which operates or has booking rights for one amphitheater and three small-sized music venues in Toronto and Vancouver; our International Music segment acquired an interest in Jackie Lombard, a concert promotion company in France along with payment of an additional working capital adjustment related to our acquisition of Gamerco, S.A. in December 2006; and, finally, our Global Artists segment acquired the remaining 49% interest in Trunk, a specialty merchandise company, located in the United States, that acquires licenses primarily from music artists to design, manufacture and sell merchandise through various distribution channels.

Capital Expenditures

Venue operations is a capital intensive business, requiring consistent investment in our existing venues in order to address audience and artist expectations, technological industry advances and various federal, state and/or local regulations.

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

Our capital expenditures consisted of the following:

	Six Months Ended June 30,
(in thousands)	2007	2006
Maintenance capital expenditures	$20,826	$23,687
Revenue generating capital expenditures	18,636	8,280

Total capital expenditures	$39,462	$31,967

While maintenance capital expenditures for the first six months of 2007 reflect a decrease over the same period of the prior year, we expect the level of maintenance capital expenditures for the full year to be approximately $50.0 million which is consistent with 2006 total expenditures. We continue to improve the audience experience at our owned and/or operated venues.

We expect the level of revenue generating capital expenditures for the full year to significantly increase over 2006 primarily due to the timing of capital expenditures associated with the development and renovation of various venues including The Point in Ireland and the House of Blues club in Dallas. In addition, we expect to invest additional capital in transforming our venues into wired studios to expand on the distribution opportunities of the live concert experience. Revenue generating capital expenditures increased during the first six months of 2007 as compared to the same period of the prior year primarily due to the development of the House of Blues club in Dallas and the wiring of our venues into live studios.

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

Cash Flows

	Six Months Ended June 30,
(in thousands)	2007	2006
Cash provided by (used in):
Operating activities	$214,976	$196,327
Investing activities	$(29,507)	$1,548
Financing activities	$(35,310)	$(6,686)

Operating Activities

Cash provided by operations was $215.0 million for the six months ended June 30, 2007, compared to $196.3 million for the six months ended June 30, 2006. The $18.7 million increase in cash provided by operations primarily resulted from changes in the event-related operating accounts which are dependent on the number and size of events for upcoming periods partially offset by a decrease in net income after adjustments for non-cash charges and non-operating activities. We received more deferred revenue in the first six months of 2007 as compared to the same period of 2006 resulting in an increase to cash provided by operations. Conversely, the accounts receivable increase was higher due to the timing and number of events in the first six months of 2007 as compared to the same period of 2006 resulting in a decrease to cash provided by operations. These changes in event-related operating accounts are reflective of anticipated increased music event activity in the third quarter.

Investing Activities

Cash used in investing activities was $29.5 million for the six months ended June 30, 2007, as compared to cash provided by investing activities of $1.5 million for the six months ended June 30, 2006. The $31.0 million increase in cash used in investing activities is primarily due to our investment in AMG during 2007.

Financing Activities

Cash used in financing activities was $35.3 million for the six months ended June 30, 2007, as compared to $6.7 million for the six months ended June 30, 2006. The $28.6 million increase in cash used in financing activities was primarily a result of net payments made on our revolving credit facility.

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

Foreign Currency Risk

We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported operating income of $44.0 million for the six months ended June 30, 2007. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the six months ended June 30, 2007 by $4.4 million. As of June 30, 2007, our primary foreign exchange exposure included the Euro, British Pound, Swedish Kroner and Canadian Dollar.

This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities.

Occasionally, we will use forward currency contracts to reduce our exposure to foreign currency risk. The principal objective of such contracts is to minimize the risks and/or costs associated with artist fee commitments. At June 30, 2007, we had $5.1 million outstanding in forward currency contracts.

Interest Rate Risk

Our market risk is also affected by changes in interest rates. We had $610.0 million total debt outstanding as of June 30, 2007. Of the total amount, we have an interest rate hedge with a notional amount of $162.5 million, $43.9 million of fixed rate debt and $403.6 million of floating-rate debt.

Based on the amount of our floating-rate debt as of June 30, 2007, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $1.0 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of June 30, 2007 with no subsequent change in rates for the remainder of the period.

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

In March 2006, we entered into two separate interest rate swaps for which we purchased a series of interest rate caps and sold a series of interest rate floors with a $162.5 million aggregate notional amount that effectively converts a portion of our floating-rate debt to a fixed-rate basis. These agreements expire in March 2009. The fair value of these agreements at June 30, 2007 was an asset of $0.5 million. These agreements were put in place to eliminate or reduce the variability of a portion of the cash flows from the interest payments related to the senior secured credit facility. The terms of the senior secured credit facility required that an interest rate swap be put in place for at least 50% of the original $325 million senior term loan and for at least three years.

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is as follows:

Six Months Ended June 30,		Year Ended December 31,
2007	2006	2006	2005	2004	2003	2002
0.63	1.50	0.91	0.07	1.18	2.04	1.40

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

Stock-Based Compensation

As of June 30, 2007, there was $25.1 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements for stock options and restricted stock awards. This cost is expected to be recognized over the next four years.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 creates a single model to address uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007, as required. See further discussion of the effect adoption of FIN 48 had on our financial position and results of operations in Item 1. — Financial Statements — Notes to Consolidated Financial Statements — Note 8.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (Statement 159). Statement 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value (the fair value option). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, Statement 159 specifies that all subsequent changes in fair value for that instrument will be reported in earnings. Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Upon initial adoption, Statement 159 provides entities with a one-time chance to elect the fair value option for existing eligible items. The effect of the first measurement to fair value should be reported as a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. We will adopt Statement 159 on January 1, 2008 and are currently assessing the impact its adoption will have on our financial position and results of operations.

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

Based on their evaluation as of June 30, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

In January 2007, we implemented a new financial accounting system which was used to accumulate data used in financial reporting for 2007. The implementation was not made in response to any significant deficiency or material weakness in our internal controls. Other than ongoing modifications to our information systems, there has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a defendant in twenty-two putative class actions filed by different named plaintiffs in various U.S. District Courts throughout the country. The claims made in these actions are substantially similar to the claims made in the Heerwagen action described above, except that the geographic markets alleged are regional, statewide or more local in nature, and the members of the putative classes are limited to individuals who purchased tickets to concerts in the relevant geographic markets alleged. The plaintiffs seek unspecified compensatory, punitive and treble damages, declaratory and injunctive relief and costs of suit, including attorneys’ fees. We have filed our answers in some of these actions, and we have denied liability. On December 5, 2005, we filed a motion before the Judicial Panel on Multidistrict Litigation to transfer these actions and any similar ones commenced in the future to a single federal district court for coordinated pre-trial proceedings. On April 17, 2006, the Panel granted our motion and ordered the consolidation and transfer of the actions to the U.S. District Court for the Central District of California. On June 4, 2007, the Court conducted a hearing on the plaintiffs’ motion for class certification. On June 25, 2007, the Court entered an Order to stay all proceedings in the case pending the Court’s ruling on the plaintiffs’ motion for class certification. Trial is set for January 15, 2008. We intend to vigorously defend all claims in all of the actions.

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

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our 2006 Annual Report on Form 10-K describes some of the risks and uncertainties associated with our business which have the potential to materially affect our business, financial condition or results of operations. Other than the risk factors listed below, we do not believe that there have been any material changes to the risk factors previously disclosed in our 2006 Annual Report on Form 10-K.

Risks Relating to Our Leverage

We have a large amount of debt, redeemable preferred stock and lease obligations that could restrict our operations and impair our financial condition.

As of June 30, 2007, after giving effect to the sale of our convertible senior notes due 2027 and the application of the proceeds, our total indebtedness for borrowed money, including our redeemable preferred stock, would have been approximately $758.0 million. Our available borrowing capacity under the revolving portion of our senior secured credit facility was approximately $211.7 million, with sub-limits up to $235.0 million available for letters of credit. At June 30, 2007, outstanding letters of credit were approximately $73.3 million. We may incur substantial additional indebtedness in the future.

Our substantial indebtedness could have adverse consequences, including:

•	making it more difficult for us to satisfy our obligations;

•	increasing our vulnerability to adverse economic, regulatory and industry conditions;

•	limiting our ability to obtain additional financing for future working capital, capital expenditures, mergers and other purposes;

•	requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations and other purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	making us more vulnerable to increases in interest rates;

•	placing us at a competitive disadvantage compared to our competitors that have less debt; and

•	having a material adverse effect on us if we fail to comply with the covenants in the instruments governing our debt and preferred stock.

To service our debt, preferred stock and lease obligations and to fund potential acquisitions and capital expenditures, we will require a significant amount of cash, which depends on many factors beyond our control.

As of June 30, 2007, approximately $28.7 million of our total indebtedness (excluding interest) is due in 2007, $13.8 million is due in the aggregate for 2008 and 2009, $54.1 million is due in the aggregate for 2010 and 2011 and $553.4 million is due thereafter.

Our redeemable preferred stock bears an annual dividend rate of 13%, or $5.2 million annually, and is subject to financial and other covenants substantially similar to the covenants applicable to our senior secured credit facility. If we default under any of these covenants, we will have to pay additional dividends. In addition, as of December 31, 2006, we had approximately $1.1 billion in operating lease agreements, of which approximately $71.7 million is due in 2007 and $68.9 million is due in 2008.

Our ability to service our debt, preferred stock and lease obligations and to fund potential acquisitions and capital expenditures for venue construction, expansion or renovation will require a significant amount of cash, which depends on many factors beyond our control. Our ability to make payments on and to refinance our debt will also depend on our ability to generate cash in the future. This, to an extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flow or that future borrowings will be available to us in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. If our future cash flow from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional equity capital or restructure or refinance all or a portion of our debt on or before maturity. We may be subject to limitations on the assets we can sell under the terms of the tax matters agreement with Clear Channel. In addition, the terms of our existing debt, including our senior secured credit facility, other future debt and our preferred stock may limit our ability to pursue any of these alternatives.

These measures might also be unsuccessful or inadequate in permitting us to meet scheduled debt, redeemable preferred stock or lease service obligations. We may be unable to restructure or refinance our obligations and obtain additional equity financing or sell assets on satisfactory terms or at all. As a result, the inability to meet our debt, redeemable preferred stock or lease obligations could cause us to default on those obligations. Any such defaults could materially harm our financial condition and liquidity.

We will depend on the cash flows of our subsidiaries in order to satisfy our obligations.

We will rely on distributions and advances from our subsidiaries in order to meet our payment obligations under our obligations. If our subsidiaries are unable to pay dividends or otherwise make payments to us, we may not be able to make debt service payments on our obligations. We are a holding company and conduct substantially all of our operations through our subsidiaries. Our operating cash flows and consequently our ability to service our debt is therefore principally dependent upon our subsidiaries’ earnings and their distributions of those earnings to us and may also be dependent upon loans, advances or other payments of funds to us by those subsidiaries. Our subsidiaries are separate legal entities and have no obligation, contingent or otherwise, to pay any amount due pursuant to our obligations or to make any funds available for that purpose. In addition, the ability of our subsidiaries to provide funds to us is subject to restrictions under our senior secured credit facility and the outstanding preferred stock of our subsidiary and may be subject to the terms of such subsidiaries’ future indebtedness, as well as the availability of sufficient surplus funds under applicable law.

The agreement governing our senior secured credit facility and our preferred stock designations impose restrictions on us that limit the discretion of management in operating our business and that, in turn, could impair our ability to meet our obligations under our debt.

The agreement governing our senior secured credit facility and our preferred stock designations include restrictive covenants that, among other things, restrict our ability to:

•	incur additional debt or issue preferred stock;

•	pay dividends and make distributions;

•	make certain investments;

•	repurchase our stock and prepay certain indebtedness;

•	create liens;

•	enter into transactions with affiliates;

•	modify the nature of our business;

•	enter into sale-leaseback transactions;

•	transfer and sell material assets; and

•	merge or consolidate.

In addition, our senior secured credit facility and preferred stock designations include other restrictions, including requirements to maintain certain financial ratios. Our failure to comply with the terms and covenants in our indebtedness could lead to a default under the terms of the governing documents, which would entitle the lenders to accelerate the indebtedness and declare all amounts owed due and payable. If we default under any of the covenants applicable to our preferred stock, the holder of our preferred stock may be entitled to elect a director of one of our subsidiaries, and we will have to pay additional dividends.

These covenants could materially and adversely affect our ability to finance our future operations or capital needs. Furthermore, they may restrict our ability to expand, to pursue our business strategies and otherwise to conduct our business. Our ability to comply with these covenants may be affected by circumstances and events beyond our control, such as prevailing economic conditions and changes in regulations, and we cannot assure you that we will be able to comply. A breach of these covenants could result in a default under our debt. If there were an event of default under our outstanding indebtedness and the obligations thereunder accelerated, our assets and cash flow might not be sufficient to repay our outstanding debt and we could be forced into bankruptcy.

Risks Relating to Our Business

Doing business in foreign countries creates risks not found in doing business in the United States.

Our international operations accounted for approximately 35% of our revenues in the first six months of 2007 and 28% in 2006. The risks involved in foreign operations that could result in losses against which we are not insured include:

•	exposure to local economic conditions;

•	potential adverse changes in the diplomatic relations of foreign countries with the United States;

•	hostility from local populations;

•	restrictions on the withdrawal of foreign investment and earnings;

•	investment restrictions or requirements on businesses owned by foreigners;

•	expropriations of property;

•	potential instability of foreign governments;

•	risks of renegotiation or modification of existing agreements with governmental authorities;

•	diminished ability to legally enforce our contractual rights in foreign countries;

•	foreign exchange restrictions;

•	withholding and other taxes on remittances and other payments by subsidiaries; and

•	changes in foreign taxation structures.

In addition, we may incur substantial tax liabilities if we repatriate any of the cash generated by our international operations back to the United States due to our current inability to recognize any foreign tax credits that would be associated with such repatriation. We currently expect to repatriate some of the cash generated by our international operations and to use certain of our substantial net operating losses to offset associated tax liabilities. We are not currently in a position to recognize any tax assets in the United States that are the result of payments of income or withholding taxes in foreign jurisdictions.

We may be unsuccessful in our future acquisition endeavors, if any, which may have an adverse effect on our business. Our compliance with antitrust, competition and other regulations may limit our operations and future acquisitions.

Our future growth rate depends in part on our selective acquisition of additional businesses. A significant portion of our recent growth has been attributable to acquisitions, including, among others, our acquisitions of HOB and Musictoday and of an equity interest in CPI. We may be unable to identify other suitable targets for further acquisition or make further acquisitions at favorable prices. If we identify a suitable acquisition candidate, our ability to successfully implement the acquisition would depend on a variety of factors, including our ability to obtain financing on acceptable terms and requisite government approvals. Acquisitions involve risks, including those associated with:

•	integrating the operations, financial reporting, technologies and personnel of acquired companies;

•	managing geographically dispersed operations;

•	the diversion of management’s attention from other business concerns;

•	the inherent risks in entering markets or lines of business in which we have either limited or no direct experience;

•	unknown risks; and

•	the potential loss of key employees, customers and strategic partners of acquired companies.

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

We are also subject to laws and regulations, including those relating to antitrust, that could significantly affect our ability to expand our business through acquisitions. For example, the Federal Trade Commission and the Antitrust Division of the United States Department of Justice with respect to our domestic acquisitions, and the European Commission (the antitrust regulator of the European Union) and the United Kingdom Competition Commission with respect to our European acquisitions, have the authority to challenge our acquisitions on antitrust grounds before or after the acquisitions are completed. State agencies may also have standing to challenge these acquisitions under state or federal antitrust law. Comparable authorities in other jurisdictions also have the ability to challenge our foreign acquisitions. Our failure to comply with all applicable laws and regulations could result in, among other things, regulatory actions or legal proceedings against us, the imposition of fines, penalties or judgments against us or significant limitations on our activities. In addition, the regulatory environment in which we operate is subject to change. New or revised requirements imposed by governmental regulatory authorities could have adverse effects on us, including increased costs of compliance. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and regulations by these governmental authorities.

In addition, restrictions contained in the tax matters agreement between us and Clear Channel, the credit agreement for the senior secured credit facility and the terms of our subsidiary’s preferred stock restrict our ability to make acquisitions.

We are subject to extensive governmental regulation, and our failure to comply with these regulations could adversely affect our business, results of operations and financial condition.

Our live entertainment venue operations are subject to federal, state and local laws, both domestically and internationally, governing matters such as construction, renovation and operation of our venues, as well as:

•	licensing and permitting;

•	human health, safety and sanitation requirements;

•	requirements with respect to the service of food and alcoholic beverages;

•	working conditions, labor, minimum wage and hour, citizenship and employment laws;

•	compliance with The Americans with Disabilities Act of 1990 and the United Kingdom’s Disability Discrimination Act 1995;

•	sales and other taxes and withholding of taxes;

•	historic landmark rules; and

•	environmental protection laws.

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

We also serve alcoholic beverages at many of our venues during live entertainment events and must comply with applicable licensing laws, as well as state and local service laws, commonly called dram shop statutes. Dram shop statutes generally prohibit serving alcoholic beverages to certain persons such as an individual who is intoxicated or a minor. If we violate dram shop laws, we may be liable to third parties for the acts of the patron. Although we generally hire outside vendors to provide these services at our operated venues and regularly sponsor training programs designed to minimize the likelihood of such a situation, we cannot guarantee that intoxicated or minor patrons will not be served or that liability for their acts will not be imposed on us. We cannot assure you that additional regulation in this area would not limit our activities in the future or significantly increase the cost of regulatory compliance. We must also obtain and comply with the terms of licenses in order to sell alcoholic beverages in the states in which we serve alcoholic beverages.

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

We and our venues are subject to extensive environmental laws and regulations relating to the use, storage, disposal, emission and release of hazardous and non-hazardous substances, as well as zoning and noise level restrictions which may affect, among other things, the hours of operations of our venues. Additionally, certain laws and regulations could hold us strictly, jointly and severally responsible for the remediation of hazardous substance contamination at our facilities or at third-party waste disposal sites, and could hold us responsible for any personal or property damage related to any contamination.

Our revenues may be impacted by our ability to successfully renegotiate or replace certain key operating contracts.

We currently have key operating contracts with third parties that, from time-to-time, expire, including Ticketmaster and Aramark that expire in 2008. The future expiration of these contracts will require us to either successfully renegotiate and renew the existing contracts or replace them with suitable alternatives. There can be no assurance that we will retain or replace any such key contracts.

We have recently changed our reportable segments, and our annual financial information does not reflect the revised segment disclosure.

Beginning in 2007, we reorganized our business units and the way in which these businesses are assessed, and therefore changed our reportable segments in accordance with FASB Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. Our new reportable segments consist of North American Music, International Music, Global Artists, Global Digital and Global Theater. We began reporting on this basis in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 and are reporting on this basis in this quarterly report, but we have not yet recast the annual financial information reported in our Annual Report on Form 10-K for the year ended December 31, 2006 to reflect the revised segments. For purposes of our future Form 10-K’s, we will be required to recast, as required, the financial information contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 to conform to the new presentation of our reportable segments. We cannot predict with certainty what reaction, if any, securities analysts or the market in general may have to the revised presentation of our historical financial information, or what impact the revised presentation may have on the market price of our common stock.

Risks Relating to Our Common Stock

We have no plans to pay dividends on our common stock, which could affect its market price.

We currently intend to retain any future earnings to finance the growth, development and expansion of our business. Accordingly, we do not intend to declare or pay any dividends on our common stock for the foreseeable future. The declaration, payment and amount of future dividends, if any, will be at the sole discretion of our board of directors after taking into account various factors, including our financial condition, results of operations, cash flow from operations, current and anticipated capital requirements and expansion plans, the income tax laws then in effect and the requirements of Delaware law. In addition, our preferred stock and the agreement governing our senior secured credit facility include restrictions on our ability to pay cash dividends without meeting certain financial ratios and obtaining the consent of the lenders. Accordingly, holders of common stock will not receive cash payments on their investment and the market price may be adversely affected.

Future sales or other issuances of our common stock could adversely affect its market price.

We have a large number of shares of common stock outstanding and available for resale beginning at various points in time in the future. Sales of a substantial number of shares of our common stock in the public market, or the possibility that these sales may occur, could cause the market price for our common stock to decline. As of June 30, 2007, there were 67,236,912 shares of our common stock outstanding, of which 1,715,108 are treasury shares. As of June 30, 2007, there were 32,000 shares of common stock issuable upon the exercise of options outstanding at a weighted average exercise price of $10.60 per share.

We continually explore acquisition opportunities consistent with our strategy. These acquisitions may involve the payment of cash, the incurrence of debt or the issuance of common stock or other securities. We are currently in negotiations regarding such a transaction that, based upon our current expectations, could result in the near-term issuance of between 6.0 million and 6.5 million shares of our common stock, as well as other smaller transactions. Any such issuance could be at a valuation lower than the trading price of our common stock at the time. We cannot assure you that the potential transaction we are negotiating or any other acquisition will be consummated.

The price of our common stock could also be affected by possible sales of our common stock by hedging or arbitrage trading activity that may develop involving our common stock.

We can issue preferred stock without stockholder approval, which could materially adversely affect the rights of common stockholders.

Our certificate of incorporation authorizes us to issue “blank check” preferred stock, the designation, number, voting powers, preferences and rights of which may be fixed or altered from time to time by our board of directors. Our subsidiaries may also issue additional shares of preferred stock. Accordingly, the board of directors has the authority, without stockholder approval, to issue preferred stock with rights that could materially adversely affect the voting power or other rights of the common stockholders or the market value of the common stock.

We may enter into future acquisitions and take certain actions in connection with such acquisitions that could affect the price of our common stock.

As part of our growth strategy, we expect to review acquisition prospects that would offer growth opportunities. In the event of future acquisitions, we could:

•	use a significant portion of our available cash;

•	issue equity securities, which would dilute current stockholders’ percentage ownership;

•	incur substantial debt;

•	incur or assume contingent liabilities, known or unknown;

•	incur amortization expenses related to intangibles; and

•	incur large, immediate accounting write-offs.

Such actions by us could harm our results from operations and adversely affect the price of our common stock.

Conversion of the notes may dilute the ownership interest of existing stockholders and may affect our per share results and the trading price of our common stock.

The issuance of shares of our common stock upon conversion of the notes may dilute the ownership interests of existing stockholders. Issuances of stock on conversion may also affect our per share results of operations. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held May 11, 2007. Michael Cohl, Lowry Mays, Michael Rapino and John N. Simons, Jr. were elected as Class I directors, each to serve a three-year term expiring in 2010 or until their successors are elected or their earlier resignation or removal. As disclosed in our Current Report on Form 8-K, filed on August 1, 2007, on July 31, 2007, John N. Simons, Jr. tendered his resignation as a director of the Company effective immediately. Mr. Simons’ resignation was not the result of disagreement on any matter relating to our operations, policies or practices.

The stockholders also approved the Live Nation, Inc. 2006 Annual Incentive Plan, as amended and restated, approved the Live Nation, Inc. 2005 Stock Incentive Plan, as amended and restated, and ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2007.

The results of voting at the annual meeting of stockholders were as follows:

Proposal No. 1 — Election of Directors

Nominee	For	Withheld
Michael Cohl	55,738,961	4,184,866
Lowry Mays	57,281,168	2,642,659
Michael Rapino	57,803,110	2,120,717
John N. Simons, Jr.	59,492,486	431,341

Proposal No. 2 — Approval of the Live Nation, Inc. 2006 Annual Incentive Plan, as amended and restated

For	Against	Abstain	Broker Non-votes
52,884,993	1,987,492	20,724	5,030,618

Proposal No. 3 — Approval of the Live Nation, Inc. 2005 Stock Incentive Plan, as amended and restated

For	Against	Abstain	Broker Non-votes
50,143,817	4,726,404	22,988	5,030,618

Proposal No. 4 — Ratification of the Appointment of the Independent Registered Public Accounting Firm

For	Against	Abstain
59,895,193	23,918	4,716

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
10.1	Live Nation, Inc. 2006 Annual Incentive Plan, as Amended and Restated (incorporated by reference to Appendix A to the Company’s Proxy Statement dated April 5, 2007)

10.2	Live Nation, Inc. 2005 Stock Incentive Plan, as Amended and Restated (incorporated by reference to Appendix B to the Company’s Proxy Statement dated April 5, 2007)

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2007.

LIVE NATION, INC.

By:	/s/ Alan Ridgeway
Alan Ridgeway
Chief Financial Officer

By:	/s/ Kathy Willard
Kathy Willard
Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Live Nation, Inc. 2006 Annual Incentive Plan, as Amended and Restated (incorporated by reference to Appendix A to the Company’s Proxy Statement dated April 5, 2007)

10.2	Live Nation, Inc. 2005 Stock Incentive Plan, as Amended and Restated (incorporated by reference to Appendix B to the Company’s Proxy Statement dated April 5, 2007)

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

*	Filed herewith.
**	Furnished herewith.