Form 10-Q
period 2007-09-30
Live Nation, Inc.
filed 2007-11-08
CIK 1335258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007,

or

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

On November 2, 2007, there were 73,346,969 outstanding shares of the registrant’s common stock, $0.01 par value per share.

LIVE NATION, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(unaudited)	(audited)
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$351,342	$313,880
Accounts receivable, less allowance of $17,760 as of September 30, 2007 and $13,465 as of December 31, 2006	390,349	250,831
Prepaid expenses	204,261	136,938
Other current assets	32,426	38,519

Total Current Assets	978,378	740,168
PROPERTY, PLANT AND EQUIPMENT
Land, buildings and improvements	1,034,860	999,561
Furniture and other equipment	212,468	193,290
Construction in progress	53,330	43,370

	1,300,658	1,236,221
Less accumulated depreciation	385,968	360,049

	914,690	876,172
INTANGIBLE ASSETS
Intangible assets — net	302,769	73,398
Goodwill	440,318	423,169
OTHER ASSETS
Notes receivable, less allowance of $545 as of September 30, 2007 and as of December 31, 2006	1,941	2,613
Investments in nonconsolidated affiliates	32,721	59,283
Other assets	91,964	50,199

Total Assets	$2,762,781	$2,225,002

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$84,374	$40,646
Accrued expenses	561,886	471,414
Deferred revenue	328,767	230,179
Current portion of long-term debt	48,465	31,721

Total Current Liabilities	1,023,492	773,960
Long-term debt	724,975	607,425
Other long-term liabilities	92,053	88,790
Minority interest liability	63,268	76,165
Series A and Series B redeemable preferred stock	40,000	40,000
Commitments and contingent liabilities (Note 6)
SHAREHOLDERS’ EQUITY
Common stock	721	672
Additional paid-in capital	880,323	757,748
Retained deficit	(112,579)	(119,005)
Cost of shares held in treasury	—	(21,472)
Accumulated other comprehensive income	50,528	20,719

Total Shareholders’ Equity	818,993	638,662

Total Liabilities and Shareholders’ Equity	$2,762,781	$2,225,002

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands except share and per share data)
Revenue	$1,547,731	$1,368,221	$3,171,481	$2,653,018
Operating expenses:
Direct operating expenses	1,277,565	1,132,788	2,513,870	2,115,399
Selling, general and administrative expenses	166,019	139,306	490,515	384,509
Depreciation and amortization	26,971	62,576	79,684	93,887
Gain on sale of operating assets	(6,128)	(2,091)	(20,934)	(11,501)
Corporate expenses	11,335	7,605	30,394	22,942

Operating income	71,969	28,037	77,952	47,782
Interest expense	15,080	8,636	45,302	24,797
Interest income	(3,987)	(2,992)	(11,181)	(8,968)
Equity in earnings of nonconsolidated affiliates	(159)	(1,983)	(3,377)	(5,285)
Minority interest expense	7,763	8,274	8,190	7,590
Other expense (income) — net	(76)	872	(461)	(2,453)

Income before income taxes	53,348	15,230	39,479	32,101
Income tax expense:
Current	5,516	23,151	22,653	29,202
Deferred	6,279	1,180	10,400	1,201

Net income (loss)	41,553	(9,101)	6,426	1,698
Other comprehensive income (loss), net of tax:
Unrealized holding loss on cash flow derivatives	(1,407)	(2,002)	(972)	(133)
Foreign currency translation adjustments	21,733	2,638	30,781	18,235

Comprehensive income (loss)	$61,879	$(8,465)	$36,235	$19,800

Net income (loss) per common share:
Basic	$.60	$(.14)	$.10	$.03

Diluted	$.55	$(.14)	$.09	$.03

Weighted average common shares outstanding:
Basic	69,398,147	65,477,685	66,820,837	64,642,808

Diluted	78,215,047	65,477,685	68,779,190	65,405,262

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,426	$1,698
Reconciling items:
Depreciation	59,250	89,158
Amortization of intangibles	20,434	4,729
Deferred income tax expense	10,400	1,201
Amortization of debt issuance costs	1,337	493
Non-cash compensation expense	11,609	2,472
Gain on sale of operating assets	(20,934)	(11,501)
Loss (gain) on sale of other investments	(64)	2,361
Equity in earnings of nonconsolidated affiliates	(3,377)	(5,285)
Minority interest expense	8,190	7,590
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(127,855)	(90,763)
Increase in prepaid expenses	(81,688)	(88,998)
Increase in other assets	(34,301)	(11,840)
Increase in accounts payable, accrued expenses and other liabilities	93,703	153,763
Increase in deferred revenue	91,232	46,107

Net cash provided by operating activities	34,362	101,185
CASH FLOWS FROM INVESTING ACTIVITIES
Collection of notes receivable	1,873	3,429
Advances to notes receivable	(722)	(2,533)
Distributions from nonconsolidated affiliates	8,983	8,061
Investments made to nonconsolidated affiliates	(2,967)	(8,028)
Proceeds from disposal of other investments	3,616	1,743
Purchases of property, plant and equipment	(66,945)	(51,030)
Proceeds from disposal of operating assets	72,007	38,723
Acquisition of operating assets, net of cash acquired	(76,051)	(157)
Decrease in other — net	368	290

Net cash used in investing activities	(59,838)	(9,502)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	315,741	1,228
Payments on long-term debt	(249,835)	(8,076)
Contributions from minority interest partners	—	33,635
Distributions to minority interest partners	(3,319)	(832)
Proceeds from exercise of stock options	424	—
Payments for purchases of common stock	—	(24,717)

Net cash provided by financing activities	63,011	1,238
Effect of exchange rate changes on cash	(73)	(51)
Net increase in cash and cash equivalents	37,462	92,870
Cash and cash equivalents at beginning of period	313,880	403,716

Cash and cash equivalents at end of period	$351,342	$496,586

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

Beginning in 2007, the Company reorganized its business units and the way in which these businesses are assessed and therefore changed its reportable segments to North American Music, International Music, Global Artists, Global Digital and Global Theater. The North American Music segment principally involves the promotion of live music events in the Company’s owned and/or operated venues and in rented third-party venues and the operation and management of music venues principally in the United States and Canada. The International Music segment principally involves the promotion of live music events in the Company’s owned and/or operated venues and in rented third-party venues, the production of music festivals and the operation and management of music venues outside of North America. The Global Artists segment principally involves the promotion and/or production of global music tours as well as providing various services to artists including recorded music and music publishing, merchandise, artist fan sites and ticketing, broadcast/digital media rights, and sponsorship and marketing services. The Global Digital segment principally involves the management of the Company’s in-house centralized ticketing operations and online and wireless distribution activities, including the development of the Company’s website. The Global Theater segment principally involves the presentation and production of touring and other theatrical performances and the operation and management of theatrical venues. In addition, the Company has operations in the specialized motor sports, sports representation and other businesses, which are included under “other”.

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

Reclassifications

Certain reclassifications have been made to the 2006 consolidated financial statements to conform to the 2007 presentation. The Company made a correction in the accounting for a non-music touring production acquired with Concert Productions International (“CPI”) which was previously accounted for under the equity method of accounting. For the nine and three months ended September 30, 2006, this correction resulted in increases in revenue, direct operating expenses and selling, general and administrative expenses of $13.4 million, $12.8 million and $0.1 million, respectively, and a decrease in equity in earnings of nonconsolidated affiliates of $0.5 million. In addition, as of December 31, 2006, $2.1 million was reclassified from investments in nonconsolidated affiliates to accounts receivable. Finally, these reclassifications resulted in a $2.4 million reduction in cash flows provided by operating activities and cash flows used in investing activities for the nine months ended September 30, 2006. None of these reclassifications are considered significant to the Company’s results of operations or financial position.

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

In August 2007, the FASB issued for comment an exposure draft of a proposed FASB Staff Position APB 14-a (“Proposed FSP”) that would change the accounting for certain convertible debt instruments, including the Company’s 2.875% convertible senior notes. Under the proposed new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the proposed new rules for the Company’s 2.875% convertible senior notes is that the equity component would be included in the additional paid-in capital section of shareholders’ equity on the Company’s balance sheet and the value of the equity component would be treated as an original issue discount for purposes of accounting for the debt component of the 2.875% convertible senior notes. Higher interest expense would result by recognizing the accretion of the discounted carrying value of the 2.875% convertible senior notes to their face amount as interest expense over the expected term of the 2.875% convertible senior notes using an effective interest rate method of amortization. This Proposed FSP, if issued in its current state, would be effective for fiscal years beginning after December 15, 2007, would not permit early application and would be applied retrospectively to all periods presented. The Company is currently evaluating the proposed new rules and its impact on the Company’s current accounting for the 2.875% convertible senior notes. However, if the Proposed FSP is adopted in its current form, the

Company expects to recognize additional interest expense starting in 2008 due to the interest expense accretion associated with the 2.875% convertible senior notes and to report greater than previously reported interest expense due to retrospective application.

NOTE 2 — LONG-LIVED ASSETS

Definite-lived Intangibles

The Company has definite-lived intangible assets which are amortized over the shorter of either the respective lives of the agreements or the period of time the assets are expected to contribute to the Company’s future cash flows. The following table presents the gross carrying amount and accumulated amortization of definite-lived intangible assets as of September 30, 2007 and December 31, 2006:

	September 30, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Venue management and leasehold interests	$69,339	$(6,710)	$7,456	$(1,937)
Artist relationships	175,366	(13,250)	42,181	(5,123)
Revenue-generating contracts	46,649	(8,618)	21,035	(2,777)
Trademarks and naming rights	12,560	(2,699)	9,020	(2,196)
Non-compete agreements	912	(487)	1,804	(1,432)
Other	4,469	(805)	4,360	(584)

Total	$309,295	$(32,569)	$85,856	$(14,049)

During the nine months ended September 30, 2007, the Company recorded additional definite-lived intangible assets totaling $221.1 million, which represents the majority of the increase above, due to purchase accounting adjustments for venue management and leasehold interests, revenue-generating contracts and artist relationships primarily resulting from the Company’s 2006 acquisition of HOB Entertainment, Inc. (“HOB”) and the Company’s 2007 acquisition of the remaining interest in Concert Productions International (“CPI”). These additional definite-lived intangible assets have a weighted average life of approximately ten years.

Total amortization expense from definite-lived intangible assets for the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006 was $6.8 million, $3.8 million, $20.4 million and $4.7 million, respectively. The increase for the three months and nine months ended September 30, 2007 as compared to the same periods of the prior year was primarily due to amortization of intangible assets recorded as part of the purchase price allocations of the Company’s acquisitions of HOB and CPI.

Indefinite-lived Intangibles

The Company has indefinite-lived intangible assets which consist primarily of the intangible value related to trade names which are reviewed for impairment at least annually. These indefinite-lived intangible assets had a carrying value of $26.0 million and $1.6 million as of September 30, 2007 and December 31, 2006, respectively. The increase in indefinite-lived intangible assets during 2007 was due primarily to the intangible value related to trade names resulting from purchase accounting adjustments for the Company’s 2006 acquisition of HOB and the Company’s 2007 acquisition of the remaining interest of Musictoday, LLC (“Musictoday”).

Goodwill

The Company tests goodwill for impairment at least annually using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of any potential impairment, compares the implied fair value of the reporting unit with the carrying amount of goodwill. As the Company has realigned its segments, beginning in 2007, in accordance with the change in the management of the business units, goodwill has been reallocated to the new reporting business units that make up these segments utilizing a fair value approach. For each reportable operating segment, the reporting units were determined to be either the operating segment or the components thereof in accordance with FASB Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. The following table presents the changes in the carrying amount of goodwill in each of the Company’s business segments for the nine-month period ended September 30, 2007:

	North American Music	International Music	Global Artists	Global Digital	Global Theater	Total
	(in thousands)
Balance as of December 31, 2006	$291,053	$113,570	$13,211	$—	$5,335	$423,169
Acquisitions	(62,245)	65,836	15,425	—	164	19,180
Foreign currency	3,846	3,898	884	—	1,403	10,031
Adjustments	(1,559)	(9,572)	(362)	—	(569)	(12,062)

Balance as of September 30, 2007	$231,095	$173,732	$29,158	$—	$6,333	$440,318

Included in the acquisition amounts above are $3.1 million, $44.1 million, $60.0 million and $15.7 million of goodwill related to the Company’s acquisitions of Jackie Lombard Productions (“Jackie Lombard”) in the first quarter of 2007, the remaining 50% interest in House of Blues Concerts Canada (“HOB Canada”) in the second quarter of 2007, a 55.9% interest in Academy Music Holdings Limited (“AMG”) and the remaining interest in Musictoday, both in the third quarter of 2007, respectively. The Company began consolidating AMG in July 2007 after the completion of a two-step acquisition of interests in AMG through its joint venture with Gaiety Investments (“Gaiety”). The Company owns 50.1% of the joint venture with Gaiety. The goodwill recorded related to AMG represents the value of accelerating the Company’s venue strategy in the United Kingdom through AMG’s interest in twelve music venues through a well-recognized brand.

In addition, also included in the acquisition amount above, is a reduction of goodwill recorded during 2007 related to adjustments in the purchase accounting for the Company’s acquisition of HOB in November 2006. This HOB adjustment included a reduction in goodwill of $105.3 million related to the recording of the fair value of definite-lived and indefinite-lived intangibles related to venue management and leasehold interests, revenue-generating contracts and trade names, and a $6.0 million reduction related to the fair value adjustment of fixed assets. These decreases were partially offset by an increase in goodwill of $4.4 million related to pre-acquisition liabilities for HOB. The Company is in the process of finalizing its purchase accounting for recent acquisitions which could result in a change to the allocation of the purchase price.

In addition, during 2007, the Company recorded adjustments of $12.1 million primarily related to deferred tax assets, with an offset to goodwill, due to the limited availability of future tax deductions as a result of the settlement of certain Internal Revenue Service audits of the Company for periods prior to Clear Channel’s acquisition in 2000 and the allocation of goodwill and reversal of restructuring accruals related to the sale of seven small-sized music venues in London.

Property, Plant and Equipment

The Company tests for possible impairment of property, plant and equipment whenever events or circumstances change, such as a significant reduction in operating cash flow or a dramatic change in the manner that the asset is intended to be used indicate that the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the estimated undiscounted future cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the estimated undiscounted future cash flows amount, an impairment charge is recorded based on the difference between the discounted future cash flow estimates and the carrying value. Any such impairment charge is recorded in depreciation and amortization expense in the statement of operations for amounts necessary to reduce the carrying value of the asset to fair value.

During the third quarter of 2006, the Company reviewed the carrying value of certain property, plant and equipment assets that management determined would, more likely than not, be disposed of before the end of their previously estimated useful lives or had an indicator that future operating cash flows may not support their carrying value. It was determined that several of those assets were impaired since the estimated undiscounted cash flows associated with those assets were less than their carrying value. These cash flows were calculated using estimated sale values of the land for the assets being evaluated for disposal, that were developed based on an approximate value related to the best use of the land or appraised values, in addition to operating cash flows, all of which were used to approximate fair value. As a result, the Company recorded impairment charges of $37.9 million and $4.2 million as a component of depreciation and amortization expense in its North American Music and Global Theater segments, respectively, primarily related to several amphitheaters to be disposed of or determined to be impaired and a theater development project.

NOTE 3 — RESTRUCTURING

As part of the Company’s acquisition of HOB Canada in June 2007, the Company accrued $1.2 million in restructuring costs in its North American Music segment related to severance costs which it expects to pay in 2007. These additional costs were recorded as an adjustment to the purchase price. As of September 30, 2007, the accrual balance for the HOB Canada restructuring was $0.6 million. This restructuring resulted in the termination of eight employees.

As part of the Company’s acquisition of HOB in November 2006, the Company accrued $5.5 million in restructuring costs in its North American Music segment related to severance costs which it expects to pay in 2007. These additional costs were recorded as an adjustment to the purchase price. As of September 30, 2007, the accrual balance for the HOB restructuring was $0.2 million. This restructuring will result in the termination of 80 employees, the majority of which have been terminated as of September 30, 2007.

As part of the Company’s acquisition of Mean Fiddler Music Group, PLC, subsequently renamed Festival Republic (“Mean Fiddler”), in July 2005, the Company accrued $4.7 million during the year ended 2005 and recorded an additional accrual of $2.7 million in 2006 in its International Music segment primarily related to lease terminations which it expects to pay over the next several years. These additional costs were recorded as adjustments to the purchase price. In August 2007, the Company sold seven small-sized music venues that were acquired with Mean Fiddler resulting in an adjustment of $4.4 million to the restructuring accrual with an offset to goodwill for the lease terminations related to these venues. As of September 30, 2007, the accrual balance for the Mean Fiddler restructuring was $1.1 million.

In addition, the Company has a remaining restructuring accrual of $1.9 million as of September 30, 2007, related to its merger with Clear Channel in August 2000.

In total, the Company has recorded a liability in purchase accounting related to severance for terminated employees and lease terminations as follows:

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Severance and lease termination costs:
Accrual at January 1	$13,132	$6,223
Restructuring accrual recorded	1,456	2,735
Payments charged against restructuring accrual	(6,185)	(772)
Adjustments to restructuring accrual	(4,434)	—

Remaining accrual at September 30	$3,969	$8,186

The remaining severance and lease accrual is comprised of $1.5 million of severance and $2.5 million of lease termination costs. The severance accrual includes amounts that will be paid over the next several years related to deferred payments to former employees, as well as other compensation. The lease termination accrual will be paid over the next 16 years. During the three and nine months ended September 30, 2007, $0.9 million and $5.8 million, respectively, was charged to the restructuring reserve related to severance. The Company is continuing to evaluate its purchase accounting liabilities related to its recent acquisitions which may result in additional restructuring accruals.

NOTE 4 — LONG-TERM DEBT

Long-term debt, which includes capital leases, at September 30, 2007 and December 31, 2006, consisted of the following:

	September 30, 2007	December 31, 2006
	(in thousands)
Senior Secured Credit Facility:
Term loan	$452,865	$546,750
Revolving credit facility	—	48,000
2.875% convertible senior notes due 2027	220,000	—
Other long-term debt	100,575	44,396

	773,440	639,146
Less: current portion	48,465	31,721

Total long-term debt	$724,975	$607,425

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

At September 30, 2007, the outstanding balance on the term loans and revolving credit facility was $452.9 million and $0 million, respectively. Taking into account letters of credit of $43.9 million, $241.1 million was available for future borrowings. The Company is required to make minimum quarterly principal repayments under the original term loan of approximately $3.2 million per year through March 2013, with the balance due at maturity in June 2013 and minimum quarterly principal repayments under the incremental term loans of approximately $2.3 million per year through September 2013, with the balance due at maturity in December 2013. The revolving credit portion of the credit facility matures in June 2012. At September 30, 2007, the weighted average interest rate, including the benefit of the interest rate swap agreements, on term loans under this credit facility was 7.92%.

The interest rate paid on borrowings on the Company’s senior term loans is 2.75% above LIBOR. The interest rate paid on the Company’s $285 million, multi-currency revolving credit facility depends on its total leverage ratio. Based on the Company’s current total leverage ratio, its interest rate on revolving credit borrowings is 1.75% above LIBOR. In addition to paying interest on outstanding principal under the credit facility, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. As of September 30, 2007, the commitment fee rate was 0.375%. The Company is also required to pay customary letter of credit fees, as necessary. In the event the Company’s leverage ratio improves, the interest rate on revolving credit borrowings declines gradually to .75% at a total leverage ratio of less than, or equal to, 1.25 times.

Convertible Senior Notes

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

Holders of the convertible senior notes may require the Company to purchase for cash all or a portion of their notes on July 15, 2014, July 15, 2017 and July 15, 2022 at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any, subject to specified additional conditions. In addition, if the Company experiences a fundamental change, as defined in the indenture governing the notes, holders may require the Company to purchase for cash all or a portion of their notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any.

The Company may not redeem the convertible senior notes prior to July 20, 2014. On or after July 20, 2014, the Company may redeem all or a portion of the notes for cash at a price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest, if any.

See Note 5 for discussion on the accounting for derivative instruments related to the convertible senior notes.

Other Long-term Debt

Other long-term debt is comprised of capital leases of $9.9 million and notes payable of $90.7 million, including debt to a minority interest partner of $24.1 million. As part of the consolidation of the acquisition of AMG in July 2007, the Company’s long-term debt now includes $57.7 million of AMG’s long-term debt which consists of eight notes. Total notes payable primarily consist of eleven notes with interest rates ranging from 6.0% to 11.0% and maturities ranging up to fourteen years.

Future maturities of long-term debt at September 30, 2007 are as follows:

(in thousands)
2007	$39,444
2008	11,336
2009	11,215
2010	11,264
2011	15,421
Thereafter	684,760

Total	$773,440

All long-term debt without a stated maturity date is considered current and is reflected as maturing in the earliest period shown in the table above.

Debt Covenants

The significant covenants on the Company’s senior secured credit facility relate to total leverage, senior leverage, interest coverage, and capital expenditures contained and defined in the credit agreement. The adjusted leverage ratio covenant requires the Company to maintain a ratio of consolidated total indebtedness minus unrestricted cash and cash equivalents, up to a maximum of $150 million (all as defined by the credit agreement) to consolidated earnings-before-interest-taxes-depreciation-and-amortization (as defined by the credit agreement, “Adjusted Consolidated EBITDA”) of less than 4.5 times through June 30, 2008, and less than 4.0 times thereafter, provided that aggregated subordinated indebtedness and permitted holding company indebtedness (as defined by the credit agreement) is less than $25 million or 6.0 times if greater than $25 million. The senior leverage covenant, which is only applicable provided aggregate subordinated indebtedness and permitted holding company indebtedness is greater than $25 million, requires the Company to maintain a ratio of adjusted consolidated senior indebtedness minus unrestricted cash and cash equivalents to Adjusted Consolidated EBITDA of less than 4.5 times through March 31, 2008 and 4.0 times thereafter. The interest coverage covenant requires the Company to maintain a minimum ratio of Adjusted Consolidated EBITDA to cash interest expense (as defined by the credit agreement) of 2.5 times. The capital expenditure covenant limits annual capital expenditures (as defined by the credit agreement) to $110 million or less. In the event that the Company does not meet these covenants, the Company is considered to be in default on the senior secured credit facility at which time the credit facility may become immediately due. This senior secured credit facility contains a cross default provision that would be triggered if the Company were to default on any other indebtedness greater than $10 million.

The Company’s other indebtedness, excluding the convertible notes, does not contain provisions that would make it a default if the Company were to default on its credit facility.

The Company believes there are no other agreements that contain provisions that trigger an event of default upon a change in long-term debt ratings that would have a material impact on its financial statements.

At September 30, 2007, the Company was in compliance with all debt covenants. The Company expects to remain in compliance throughout 2007.

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

In March 2006, the Company entered into two interest rate swap agreements, designated as cash flow hedges, which are combinations of purchased interest rate caps on a notional amount of a total of $162.5 million and sold floors over the same period on a total of $121.9 million of the notional amount to effectively convert a portion of its floating-rate debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s floating-rate debt as required by the Company’s senior secured credit facility, thus reducing the impact of interest rate changes on future interest expense. Approximately 35% of the Company’s outstanding term loans under its senior secured credit facility had its interest payments designated as the hedged forecasted transactions against the interest rate swap agreements at September 30, 2007. As of September 30, 2007, the interest rate for these hedges was fixed at 5.11% on a variable rate of 5.20% based on a 3-month LIBOR; this variable rate is subject to quarterly adjustments. For the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006, these hedges were determined to be highly effective and the Company recorded an unrealized loss of $1.4 million, $2.0 million, $1.0 million and $0.1 million, respectively, as a component of other comprehensive income. Based on the current interest rate expectations, the Company estimates that approximately $0.5 million of this loss in other comprehensive income will be reclassified into earnings in the next 12 months.

The Company has recorded a gain (loss) and related asset (liability) related to these derivative instruments during the period as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Balance at beginning of period	$539	$1,869	$104	$—
Unrealized holding gain (loss) on cash flow derivatives	(1,407)	(2,002)	(972)	(133)

Balance at end of period	$(868)	$(133)	$(868)	$(133)

As part of the acquisition of AMG, the Company now has interest rate swap agreements to convert a portion of AMG’s long-term debt from floating-rate debt to a fixed-rate basis. These interest rate swap agreements have not been designated as hedging instruments. Therefore, any change in fair value is recorded in earnings during the period of the change. As of September 30, 2007, the change in fair value was not significant to the Company’s results of operations.

The Company’s convertible senior notes issued in July 2007 include certain provisions which are bifurcated from the notes and accounted for as derivative instruments. At the date of issuance and as of September 30, 2007, the fair value of these provisions is considered de minimis.

Occasionally, the Company will use forward currency contracts to reduce its exposure to foreign currency risk. The principal objective of such contracts is to minimize the risks and/or costs associated with artist fee commitments. At September 30, 2007, the Company had no outstanding forward currency contracts.

NOTE 6 — COMMITMENTS AND CONTINGENT LIABILITIES

The Company has leases that contain contingent payment requirements for which payments vary depending on revenues, tickets sold or other variables.

As of September 30, 2007 and December 31, 2006, the Company guaranteed the debt of third parties of approximately $3.1 million and $1.9 million, respectively, primarily related to maximum credit limits on employee and tour related credit cards and bank lines of credit of a nonconsolidated affiliate and a third-party promoter.

During 2006, in connection with the Company’s acquisition of Historic Theatre Group, the Company guaranteed obligations related to a lease agreement. In the event of default, the Company could be liable for obligations which have future lease payments (undiscounted) of approximately $45.3 million through the end of 2035. The scheduled future minimum rentals for this lease for the years 2007 through 2011 are $1.6 million each year. The Company believes that the likelihood of a material liability being triggered under this lease is remote, and no liability has been accrued for these contingent lease obligations as of September 30, 2007.

In connection with the sale of a portion of its sports representation business assets during 2006, the Company guaranteed the performance of a third party related to an employment contract in the amount of approximately $0.5 million. This guarantee is effective through December 31, 2008; however, it would only require payment by the Company in the event of the buyer’s insolvency. As of September 30, 2007 and December 31, 2006, the carrying value of this liability recorded by the Company was $0.1 million for each of the respective periods.

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

The Company was a defendant in a lawsuit filed by Malinda Heerwagen on June 13, 2002, in the U.S. District Court for the Southern District of New York. The plaintiff, on behalf of a putative class consisting of certain concert ticket purchasers, alleged that anti-competitive practices for concert promotion services by the Company nationwide caused artificially high ticket prices. On August 11, 2003, the Court ruled in the Company’s favor, denying the plaintiff’s class certification motion. The plaintiff appealed this decision to the U.S. Court of Appeals for the Second Circuit. On January 10, 2006, the U.S. Court of Appeals for the Second Circuit affirmed the ruling in the Company’s favor by the District Court. On January 17, 2006, the plaintiff filed a Notice of Voluntary Dismissal of her action in the Southern District of New York.

The Company is a defendant in twenty-two putative class actions filed by different named plaintiffs in various U.S. District Courts throughout the country. The claims made in these actions are substantially similar to the claims made in the Heerwagen action discussed above, except that the geographic markets alleged are regional, statewide or more local in nature, and the members of the putative classes are limited to individuals who purchased tickets to concerts in the relevant geographic markets alleged. The plaintiffs seek unspecified compensatory, punitive and treble damages, declaratory and injunctive relief and costs of suit, including attorneys’ fees. The Company has filed its answers in some of these actions, and has denied liability. On December 5, 2005, the Company filed a motion before the Judicial Panel on Multidistrict Litigation to transfer these actions and any similar ones commenced in the future to a single federal district court for coordinated pre-trial proceedings. On April 17, 2006, the Panel granted the Company’s motion and ordered the consolidation and transfer of the actions to the U.S. District Court for the Central District of California. On June 4, 2007, the Court conducted a hearing on the plaintiffs’ motion for class certification. On June 25, 2007, the Court entered an Order to stay all proceedings in the case pending the Court’s ruling on the plaintiffs’ motion for class certification. On October 22, 2007, the Court ruled in the plaintiffs’ favor, granting the plaintiffs’ motion for class certification and certifying a class in the Chicago, New England, New York/New Jersey, Colorado and Southern California regional markets. On November 5, 2007, the Company filed a Petition for Permission to Appeal from Order Granting Class Certification with the U.S. District Court of Appeals for the Ninth Circuit. At a status conference conducted on November 5, 2007, the U.S. District Court extended its stay of all proceedings pending further developments in the U.S. Court of Appeals for the Ninth Circuit. The Company intends to vigorously defend all claims in all of the actions.

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

Transition Services Agreement

The transition services agreement governs the provision by Clear Channel to the Company of certain transitional administrative and support services such as treasury, payroll and other financial related services; human resources and employee benefits; legal and related services; information systems, network and related services; investment services; and corporate services. The charges for the transition services are intended to allow Clear Channel to fully recover the allocated direct costs of providing the services, plus all out-of-pocket expenses, generally without profit. The allocation of costs is based on various measures depending on the service provided, including relative revenue, employee headcount or number of users of a service. The services will terminate or were terminated at various times after the completion of the Separation. As of September 30, 2007, only information systems related services are still being provided, all of which are expected to be terminated by the end of 2007.

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

Transactions with Clear Channel

From time to time, the Company purchases advertising from Clear Channel and its subsidiaries in the ordinary course of business. For the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006, the Company recorded an aggregate of $4.0 million, $5.6 million, $9.4 million and $12.0 million, respectively, as components of direct operating expenses and selling, general and administrative expenses for these advertisements.

Pursuant to the transition services agreement, subsequent to the Separation, Clear Channel provided or provides to the Company certain limited administrative and support services as discussed above. As of September 30, 2007, the only significant services that Clear Channel continues to provide are information systems related services. For the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006, the Company recorded an aggregate of $0.2 million, $1.2 million, $2.0 million and $3.8 million, respectively, for these services as components of selling, general and administrative expenses and corporate expenses.

In connection with the Separation, the Company entered into various lease and licensing agreements with Clear Channel primarily for office space occupied by the Company’s employees. For the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006, the Company recorded $0.2 million, $0.2 million, $0.5 million and $0.5 million respectively, of expense as a component of selling, general and administrative expenses related to these agreements.

As of September 30, 2007, the Company has recorded a liability in accrued expenses to Clear Channel of $0.2 million for the transition services described above and certain other costs paid for by Clear Channel on the Company’s behalf.

Other Relationships

Transactions with Directors

In May 2006, the Company acquired a 50.1% controlling interest in the touring business of a commonly owned group of companies operating under the name of Concert Productions International, or CPI, and a 50% interest in several entities in the non-touring business of CPI (collectively, the “CPI Entities”). Concurrent with the acquisition, Michael Cohl became a member of the Company’s board of directors. Mr. Cohl owned a 72.37% interest in Concert Productions International, Inc. (“CPI, Inc.”) which, together with other sellers, sold the Company its interests in the CPI Entities. Through his ownership in CPI, Inc., Mr. Cohl indirectly received consideration from the sale of $72,370 in cash and 54,519 shares of the Company’s common stock, which shares are subject to a Lockup and Registration Rights Agreement. SAMCO Investments Ltd. (“Samco”) received consideration from the sale of $7,307,726 in cash and 1,483,906 shares of the Company’s common stock, which shares are subject to a Lockup and Registration Rights Agreement. Related to this initial transaction, the CPI Entities entered into a Services Agreement with KSC Consulting (Barbados) Inc. (“KSC Consulting”) for the executive services of Mr. Cohl, pursuant to which Mr. Cohl would serve as Chief Executive Officer of the CPI Entities for a term of five years. In addition, the Company entered into a Securityholders Agreement and a Credit Agreement in connection with this transaction. The Securityholders Agreement provided for, among other things, the payment of fees and expenses to CPI, Inc. and CPI Entertainment Rights, Inc., a wholly-owned subsidiary of CPI, Inc., and the Credit Agreement required the Company to make certain extensions of credit to the CPI Entities.

In September 2007, the Company acquired the remaining interests of the CPI Entities. Mr. Cohl, through his ownership in CPI, Inc., indirectly received consideration from the sale of 176,512 shares of the Company’s common stock. Mr. Cohl also sold his 5% interest in the touring business of CPI in this transaction and received Trust Certificates evidencing a beneficial interest in 585,366 shares of the Company’s common stock, which shares are subject to a Trust Agreement. In addition, Samco sold its 41.25% ownership interest in the touring business of CPI in this transaction and received $9,276,842 in cash and Trust Certificates evidencing a beneficial interest in 4,829,269 shares of the Company’s common stock, which shares are subject to a Trust Agreement. In connection with the closing of the transaction, the Company was informed that Mr. Cohl entered into a non-binding arrangement in December 2006 with Samco and subsequently modified the arrangement in September 2007. This non-binding arrangement could be construed as creating a pecuniary interest in favor of Mr. Cohl in up to all of the shares of the Company’s common stock owned by Samco. All of the shares of the Company’s common stock noted above are subject to a Lockup and Registration Rights Agreement. Finally, KSC Consulting, a consulting company wholly-owned by Mr. Cohl, was entitled to receive $674,032 of the cash consideration payable to Samco in the transaction. The CPI Entities and the Company have entered into a revised Services Agreement with KSC Consulting which replaces the Services Agreement entered into in the May 2006 transaction. The Services Agreement provides for the executive services of Mr. Cohl, pursuant to which Mr. Cohl serves as Chief Executive Officer and Chairman of the CPI Entities and the Company’s Artist Nation division for a term of five years. The Services Agreement also provides that Mr. Cohl be named as the Company’s sole Vice Chairman of the Company’s Board of Directors and that the board of directors elect a person nominated by Mr. Cohl to the Company’s Board of Directors. For the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006, the Company incurred $0.3 million, $0.3 million, $0.8 million and $0.3 million, respectively, related to these services with KSC Consulting. As part of this transaction, the Security Holders Agreement and Credit Agreement entered into in the May 2006 transaction were terminated. Mr. Cohl receives stock option awards as do other members of the Company’s board of directors.

Other Related Parties

The Company conducts certain transactions in the ordinary course of business with companies that are owned, in part or in total, by various members of management of the Company’s subsidiaries. These transactions primarily relate to venue rentals, concession services, equipment rental, ticketing and other services and reimbursement of certain costs. Expenses of $3.8 million, $3.3 million, $8.0 million and $7.0 million were incurred for the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006, respectively, and revenues of $1.3 million, $0.1 million, $2.2 million and $0.2 million were earned for the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006, respectively, from these companies for services rendered or provided in relation to these business ventures. None of these transactions were with directors or executive officers of the Company.

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

Total income tax expense as a percentage of the Company’s income (loss) before income taxes is 84% for the nine months ended September 30, 2007. Of the $33.1 million of total tax, 4% relates to state and local taxes, 2% relates to interest and penalties for uncertain tax positions, and 25% relates to adjustments for significant, unusual and extraordinary items. The remainder of the tax expense relates to statutory tax on profitable operations which are principally operations outside of the United States and reflect an effective tax rate for those jurisdictions of 30%. No tax benefit has been recorded for entities that have losses, as those losses cannot be carried back, and for which future profits associated with such operations in those tax jurisdictions do not meet the more likely than not criteria for asset recognition. The 30% effective tax rate has been applied to year-to-date earnings in taxable jurisdictions for which the Company currently expects to have taxable income. As required by APB 28, the Company also includes tax effects of significant, unusual or extraordinary items in income tax expense in interim periods in accordance with customary requirements.

During the first nine months of 2006, the annual effective tax rate for 2006 was expected to be 38% to 40%. The decrease during 2007 is primarily related to the exclusion, in the computation of the overall estimated annual effective tax rate, of losses from operations for which tax benefits cannot be reasonably assured and the related impact of FIN 18 as discussed above.

In June 2006, the FASB issued FIN 48, which became effective for the Company on January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As a result of the adoption of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date on January 1, 2007, the Company had $21.9 million of unrecognized tax benefits, the majority of which would affect the Company’s effective tax rate if recognized. At September 30, 2007, the Company had $22.9 million of unrecognized tax benefits. This change in unrecognized income tax benefits relates solely to pre-2007 uncertain tax positions and is due to additional interest accruals, as described below, and currency fluctuations.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the three and nine months ended September 30, 2007, the Company has recognized $0.1 million and $0.7 million, respectively, of interest and penalties related to uncertain tax positions. As of September 30, 2007, the Company has approximately $3.0 million of accrued interest related to uncertain tax positions.

The tax years 2002 through 2006 remain open to examination by the major tax jurisdictions to which the Company is subject.

NOTE 9 — STOCK-BASED COMPENSATION

In December 2005, the Company adopted its 2005 Stock Incentive Plan. The plan authorizes the Company to grant stock option awards, director shares, stock appreciation rights, restricted stock and deferred stock awards, other equity-based awards and performance awards. The Company has granted options to purchase its common stock to employees, directors and consultants of the Company and its affiliates under the stock incentive plan at no less than the fair market value of the underlying stock on the date of grant. These options are granted for a term not exceeding ten years and the nonvested options are forfeited in the event the employee or director terminates his or her employment or relationship with the Company or one of its affiliates. Any options that have vested at the time of termination are forfeited to the extent they are not exercised within the applicable post-employment exercise period provided in their option agreements. These options vest over one to five years. The stock incentive plan contains anti-dilutive provisions that require the adjustment of the number of shares of the Company’s common stock represented by, and the exercise price of, each option for any stock splits or stock dividends.

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

Prior to the adoption of Statement 123(R) and through September 30, 2007, no tax benefits from the exercise of stock options have been recognized. Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with Statement 123(R).

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

	2007	2006
Risk-free interest rate	4.5% - 4.88%	4.71% - 4.86%
Dividend yield	0.0%	0.0%
Volatility factors	28%	28%
Weighted average expected life (in years)	5 - 7.5	5 - 7.5

The following table presents a summary of the Company’s stock options outstanding at, and stock option activity during, the nine months ended September 30, 2007 and 2006 (“Price” reflects the weighted average exercise price per share):

	2007		2006
	Options	Price	Options	Price
	(in thousands, except per share data)
Outstanding, January 1	2,152	$11.07	2,078	$10.60
Granted	2,130	24.39	70	21.80
Exercised	(40)	10.60	—	—
Forfeited or expired	(534)	14.23	(12)	10.60

Outstanding, September 30	3,708	$18.27	2,136	$10.97

Exercisable, September 30	34	$10.60	—	—
Weighted average fair value per option granted		$6.07		$3.77

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

Cash received from stock option exercises for the three and nine months ended September 30, 2007 was $0.0 million and $0.4 million. The Company did not realize any actual tax benefit from stock option exercises.

There were 4.8 million shares available for future grants under the stock incentive plan at September 30, 2007. Vesting dates on the stock options range from December 2007 to December 2011, and expiration dates range from December 2012 to May 2017 at exercise prices and average contractual lives as follows:

Range of Exercise Prices	Outstanding as of 9/30/07 (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable as of 9/30/07 (in thousands)	Weighted Average Exercise Price
$10.00 - $14.99	1,623	7.3	$10.60	34	$10.60
$15.00 - $19.99	200	10.0	$19.36	—	$—
$20.00 - $24.99	1,885	9.9	$24.76	—	$—

The total intrinsic value of options exercisable as of September 30, 2007 was $0.1 million.

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

The following table presents a summary of the Company’s restricted stock awards outstanding at September 30, 2007 and 2006 (“Price” reflects the weighted average share price at the date of grant):

	2007		2006
	Awards	Price	Awards	Price
	(in thousands, except per share data)
Outstanding, January 1	361	$12.39	319	$10.60
Granted	121	24.95	45	20.65
Forfeited	(31)	22.02	(1)	10.60
Vested	(7)	20.85	—	—

Outstanding, September 30	444	$15.09	363	$11.85

The Company recorded $3.4 million, $0.9 million, $9.1 million and $2.4 million of non-cash compensation expense during the three months ended September 30, 2007 and 2006 and nine months ended September 30, 2007 and 2006, respectively, related to nonvested stock-based compensation arrangements for stock options and restricted stock awards with $1.5 million, $0.5 million, $4.3 million and $1.2 million recorded in selling, general and administrative expenses and $1.8 million, $0.4 million, $4.7 million and $1.2 million recorded in corporate expenses for the same respective periods. As of September 30, 2007, there was $21.1 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements for stock options and restricted stock awards. This cost is expected to be recognized over the next four years.

Bonus Incentives

During the third quarter of 2007, the Company entered into arrangements with certain key employees to issue shares of the Company’s common stock in lieu of a cash bonus payment if certain divisional financial performance targets are achieved. The Company has recorded $2.5 million of non-cash compensation expense during the three and nine months ended September 30, 2007 in selling, general and administrative expenses related to bonus incentives.

NOTE 10 — EARNINGS PER SHARE

The Company computes net income per common share in accordance with FASB Statement of Financial Accounting Standards No. 128, Earnings per Share (“Statement 128”). Under the provisions of Statement 128, basic net income per common share is computed by dividing the net income applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income per common share adjusts basic net income per common share for the effects of stock options, restricted stock and other potentially dilutive financial instruments only in the periods in which such effect is dilutive. In July 2007, the Company issued $220.0 million of 2.875% convertible notes which are considered in the calculation of diluted net income per common share, if dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(in thousands, except per share data)
Numerator:
Net income (loss)	$41,553	$(9,101)	$6,426	$1,698
Effect of dilutive securities:
2.875% convertible notes	1,542	—	—	—

Numerator for net income (loss) per common share — diluted	$43,095	$(9,101)	$6,426	$1,698
Denominator:
Weighted average common shares	69,398	65,478	66,821	64,643
Effect of dilutive securities:
Stock options and restricted stock	2,034	—	1,958	761
2.875% convertible notes	6,783	—	—	—

Denominator for net income (loss) per common share — diluted	78,215	65,478	68,779	65,405
Net income (loss) per common share:
Basic	$.60	$(.14)	$.10	$.03
Diluted	$.55	$(.14)	$.09	$.03

The calculation of diluted net income (loss) per common share includes the effects of the assumed exercise of any outstanding stock options, the assumed vesting of shares of restricted stock and the assumed conversion of the 2.875% convertible notes where dilutive. For the three months ended September 30, 2006, the Company has excluded all potentially dilutive securities, such as nonvested restricted stock and outstanding options to purchase common stock, from the calculation of diluted net loss per common share because such securities are anti-dilutive. For the three and nine months ended September 30, 2007, the diluted weighted average common shares outstanding excludes the dilutive effect of 1,875,000 stock options since such options have an exercise price in excess of the average market price of the Company’s common stock. In addition, for the nine months ended September 30, 2007, the diluted weighted average common shares outstanding excludes 2,285,938 total shares which represents the dilutive effect of 8,104,690 conversion shares related to the Company’s $220.0 million 2.875% convertible notes because such securities are anti-dilutive. For the three months ended September 30, 2006, the diluted weighted average common shares outstanding excludes 907,198 total shares which represents the dilutive effect of 2,499,286 stock options and shares of restricted stock because these securities were anti-dilutive. For the nine months ended September 30, 2006, the diluted weighted average common shares outstanding excludes the dilutive effect of 70,000 stock options since such options have an exercise price in excess of the average market price of the Company’s common stock.

In October 2007, the Company issued 1,262,661 shares of common stock in connection with a music-related rights agreement and an acquisition.

NOTE 11 — RECENT DEVELOPMENTS

In July 2007, the Company exercised its option to require Gaiety Investments to contribute its 12% interest in AMG to the joint venture between the Company and Gaiety Investments. Beginning in July 2007, AMG has been consolidated in the Company’s financial statements with a total interest through this joint venture of 55.9%. The Company owns 50.1% of this joint venture with Gaiety Investments.

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

In July 2007, the Company acquired the remaining 49% interest in Musictoday for a combination of cash and shares of the Company’s common stock. The shares are subject to lock-up restrictions which release upon the first, second and third anniversaries of issuance. Musictoday is based in the United States and provides services to artists for online fan clubs, artist e-commerce and fulfillment, VIP packaging and artist fan club ticketing.

In August 2007, the Company sold seven small-sized music venues in London for a $5.5 million gain. The venues sold included Jazz Café, G-A-Y, G-A-Y Late, Borderline, Old Fiddler, Garage and Upstairs at the Garage.

In September 2007, the Company acquired the remaining interests in the CPI entities for 6,097,561 shares of the Company’s common stock. The issuance of stock was based on an agreed value of $125.0 million. In addition, a $10.0 million cash payment was made related to prior undistributed earnings. Based on the average of the closing prices of the Company’s common stock from two trading days before to two trading days after the day of the transaction, or $20.44, the total purchase price recorded to the Company’s financial statements was $134.6 million. The Company recorded an intangible asset of $127.7 million related to artist relationships which will be amortized over a nine-year period. The CPI entities are engaged in the business of (i) promoting music concert tours; (ii) acquiring and exploiting intellectual property rights in connection with live entertainment performances, such as DVD rights, merchandise rights, manuscript rights and film rights; and (iii) producing live theatrical shows and other live projects outside of music concert tours. The Company is continuing to evaluate its purchase accounting, including its intangible assets and related useful lives, related to this acquisition.

NOTE 12 — OTHER INFORMATION

Included in gain on sale of operating assets for the three months ended September 30, 2007 is a gain of $5.5 million related to the sale of seven small-sized music venues in London. For the nine months ended September 30, 2007, in addition to the item noted above, included in gain on sale of operating assets is a $3.6 million gain related to the sale of Donington Park, an arena/race track in Leicestershire, England. In addition, the Company recorded gains of $12.3 million, $0.7 million, and $0.5 million related to the sale of the Hammersmith Apollo, Forum and Starwood Amphitheater music venues, respectively. The Hammersmith Apollo and Forum music venues are located in London and Starwood Amphitheater is located in Nashville. Finally, the Company recorded a gain of $6.0 million related to the sale of an office building in San Francisco. Partially offsetting these gains, is an $8.1 million loss related to the sale of the Company’s remaining 50.1% interest in the production of Phantom: The Las Vegas Spectacular

Included in gain on sale of operating assets for the nine months ended September 30, 2006 is a $10.7 million gain recorded for the sale of a portion of the Company’s sports representation business assets that were sold in 2006. In addition, the Company recorded a gain of $1.5 million for certain theatrical assets that were sold during 2006.

Included in other expense (income) – net for the nine months ended September 30, 2006 is income of $5.9 million related to a fee received on the sale of land in Ireland which was sold in April 2006 to the minority interest holder in this entity. This fee was for payment of services provided by the Company in completing the sale. Under the terms of the original acquisition that included this asset, the Company did not have the rights to the appreciation in the value of this property. The minority interest holder contributed his share of the appreciation in the value of the land to the entity.

NOTE 13 — SEGMENT DATA

Beginning in 2007, the Company reorganized its business units and the way in which these businesses are assessed and therefore changed its reportable segments to North American Music, International Music, Global Artists, Global Digital and Global Theater. Multiple operating segments are aggregated as the reportable segment for Global Artists. The North American Music segment principally involves the promotion of live music events in the Company’s owned and/or operated venues and in rented third-party venues and the operation and management of music venues primarily in the United States and Canada. The International Music segment principally involves the promotion of live music events in the Company’s owned and/or operated venues and in rented third-party venues, the production of music festivals and the operation and management of music venues outside of North America. The Global Artists segment principally involves the promotion and/or production of global music tours as well as providing various services to artists including recorded music and music publishing, merchandise, artist fan sites and ticketing, broadcast/digital media rights, and sponsorship and marketing services. The Global Digital segment principally involves the management of the Company’s in-house centralized ticketing operations and online and wireless distribution activities, including the development of the Company’s website. The Global Theater segment principally involves the presentation and production of touring and other theatrical performances and the operation and management of theatrical venues. “Other” includes specialized motor sports, sports representation and other businesses.

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

There are no customers that individually account for more than ten percent of the Company’s consolidated revenues in any year.

	North American Music	International Music	Global Artists	Global Digital	Global Theater	Other	Corporate	Eliminations	Consolidated
	(in thousands)
Nine Months Ended September 30, 2007
Revenue	$1,491,788	$774,183	$503,519	$9,034	$254,375	$146,652	$—	$(8,070)	$3,171,481
Direct operating expenses	1,185,481	612,291	457,965	2,306	166,743	97,151	—	(8,067)	2,513,870
Selling, general and administrative expenses	249,805	103,538	38,237	10,664	62,436	25,838	—	(3)	490,515
Depreciation and amortization	38,250	11,856	10,388	2,170	11,904	1,025	4,091	—	79,684
Loss (gain) on sale of operating assets	(6,826)	(18,650)	—	—	8,063	(3,411)	(110)	—	(20,934)
Corporate expenses	—	—	—	—	—	—	30,394	—	30,394

Operating income (loss)	$25,078	$65,148	$(3,071)	$(6,106)	$5,229	$26,049	$(34,375)	$—	$77,952

Intersegment revenues	$126	$1,289	$3,407	$—	$—	$3,248	$—	$—	$8,070
Identifiable assets	$1,054,664	$730,001	$407,493	$17,813	$408,026	$45,625	$99,159	$—	$2,762,781
Capital expenditures	$31,000	$13,395	$2,115	$10,002	$5,169	$44	$5,220	$—	$66,945
Three Months Ended September 30, 2007
Revenue	$785,862	$334,358	$352,091	$4,819	$55,979	$18,600	$—	$(3,978)	$1,547,731
Direct operating expenses	639,063	268,483	326,766	1,534	32,509	13,185	—	(3,975)	1,277,565
Selling, general and administrative expenses	83,125	37,972	14,128	4,020	20,526	6,251	—	(3)	166,019
Depreciation and amortization	12,737	3,597	3,750	1,084	4,026	257	1,520	—	26,971
Gain on sale of operating assets	(766)	(5,558)	—	—	34	214	(52)	—	(6,128)
Corporate expenses	—	—	—	—	—	—	11,335	—	11,335

Operating income (loss)	$51,703	$29,864	$7,447	$(1,819)	$(1,116)	$(1,307)	$(12,803)	$—	$71,969

Intersegment revenues	$27	$996	$1,222	$—	$—	$1,733	$—	$—	$3,978

	North American Music	International Music	Global Artists	Global Digital	Global Theater	Other	Corporate	Eliminations	Consolidated
	(in thousands)
Nine Months Ended September 30, 2006
Revenue	$1,212,619	$666,228	$339,437	$5,211	$265,733	$182,544	$—	$(18,754)	$2,653,018
Direct operating expenses	1,000,599	523,610	310,441	1,669	183,374	114,458	—	(18,752)	2,115,399
Selling, general and administrative expenses	170,187	86,136	14,357	8,258	64,037	41,536	—	(2)	384,509
Depreciation and amortization	62,466	9,511	1,856	329	15,254	2,184	2,287	—	93,887
Loss (gain) on sale of operating assets	(1)	1,155	—	—	(2,054)	(10,572)	(29)	—	(11,501)
Corporate expenses	—	—	—	—	—	—	22,942	—	22,942

Operating income (loss)	$(20,632)	$45,816	$12,783	$(5,045)	$5,122	$34,938	$(25,200)	$—	$47,782

Intersegment revenues	$432	$—	$16,833	$—	$—	$1,489	$—	$—	$18,754
Identifiable assets	$590,700	$565,154	$303,145	$7,168	$466,647	$77,361	$118,592	$—	$2,128,767
Capital expenditures	$16,730	$3,125	$303	$4,497	$12,832	$7,173	$6,370	$—	$51,030
Three Months Ended September 30, 2006
Revenue	$690,932	$330,028	$242,953	$2,646	$76,715	$36,045	$—	$(11,098)	$1,368,221
Direct operating expenses	574,979	264,018	221,968	743	57,962	24,215	—	(11,097)	1,132,788
Selling, general and administrative expenses	65,438	31,907	8,956	3,376	20,099	9,531	—	(1)	139,306
Depreciation and amortization	45,628	5,554	1,361	148	8,154	787	944	—	62,576
Loss (gain) on sale of operating assets	(3)	1,068	—	—	(266)	(2,868)	(22)	—	(2,091)
Corporate expenses	—	—	—	—	—	—	7,605	—	7,605

Operating income (loss)	$4,890	$27,481	$10,668	$(1,621)	$(9,234)	$4,380	$(8,527)	$—	$28,037

Intersegment revenues	$49	$—	$10,924	$—	$—	$125	$—	$—	$11,098

The following table provides information on the Company’s foreign operations included in the consolidated amounts above:

	United Kingdom Operations (1)	Other Foreign Operations	Total Foreign Operations
	(in thousands)
Nine Months Ended September 30, 2007
Revenue	$421,335	$585,775	$1,007,110
Identifiable assets	$446,848	$570,672	$1,017,520
Three Months Ended September 30, 2007
Revenue	$172,538	$270,297	$442,835
Nine Months Ended September 30, 2006
Revenue	$417,622	$378,950	$796,572
Identifiable assets	$470,949	$204,946	$675,895
Three Months Ended September 30, 2006
Revenue	$228,656	$187,546	$416,202

(1)	Includes the Company’s venue in Ireland.

NOTE 14 — SUBSEQUENT EVENTS

In November 2007, the Company entered into a definitive agreement to sell its 50% nonconsolidated interest in Broadway in Chicago for $60 million in cash.

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

During the third quarter of 2007 we continued to execute on our strategy to improve and build our core business, comprised of our North American Music, International Music, Global Artists and Global Digital segments and divest non-core operations. The highlights for each of our segments for the third quarter of 2007 were:

North American Music

•

The third quarter, the summer, is annually the quarter in which North American Music conducts the majority of its business. During 2007, our goal was to improve the operating results of our amphitheaters versus 2006, stopping the annual declines in operating income we had seen in this business in prior years. We were successful in achieving our goal this summer even as the 2007 summer concert season proved to be weaker than in 2006.

•

As part of our strategy to improve financial results at our amphitheaters, we have reduced the number of amphitheater events, excluding Ozzfest, with less than 7,500 attendees by 67, or 22.0% from the third quarter of 2006 on a comparative basis. In addition, we were able to improve the food and beverage per attendee (excluding rentals) in the third quarter at our amphitheaters by 5.1% to $12.47. On the cost side, we reduced our costs as a percentage of revenue at our amphitheaters primarily by better talent buying and reducing show costs.

•

Overall, on an actual basis, events promoted by North American Music increased by 1,038 to 3,088 and revenue increased from $690.9 million to $785.8 million. These increases were largely the result the acquisitions of HOB Entertainment, Inc. (HOB) and House of Blues Concerts Canada (HOB Canada) that we did not own in the same period of the prior year, offset by our 2007 amphitheater strategy described above to reduce amphitheater events. Overall, on an actual basis, operating income increased by $46.8 million to $51.7 million due to the acquisitions described above, reduced depreciation and amortization and improvement in our amphitheaters offset by weaker arena performances.

•

In continuation of our strategy to expand our small- and mid-sized venue portfolio in large U.S. markets, in September 2007, we announced we entered into a letter of intent to open a Fillmore venue in Silver Springs, Maryland, a suburb of Washington D.C. The venue is expected to open in 2010.

International Music

•

The third quarter also is annually the quarter in which International Music conducts the majority of its business. However, from year to year, the timing of certain significant festivals can impact results between the second and third quarter on a comparable basis. During 2007, we experienced an exceptionally strong second quarter and a weaker third quarter, due in part to timing of festivals and various other promotion activities.

•

During the quarter, our International Music business was impacted by timing of certain festivals that had more dates during the second quarter than during the third quarter. Overall, our business assimilated the acquisitions of Academy Music Holdings Limited (AMG) (which was consolidated into our financial results beginning in July 2007 as described below), Gamerco and Jackie Lombard Productions which were not part of our business during 2006.

•

In July 2007, we exercised our option to require Gaiety Investments to contribute its 12% interest in AMG to the joint venture between us and Gaiety Investments (LN Gaiety Holdings) bringing our total ownership interest through this joint venture to 55.9%. We own 50.1% of this joint venture with Gaiety Investments. In September 2007, as part of its strategy to expand its venue portfolio throughout the UK, AMG signed a lease for a new venue in Oxford, England and is refurbishing the existing AMG venue in Brighton, England.

•

During August 2007, we were successful in divesting seven non-core, small-sized music venues owned by Mean Fiddler Music Group, in which we had a 50.1% stake through LN Gaiety Holdings. Subsequent to the divestiture, Mean Fiddler Music Group was renamed Festival Republic to focus on its primary festival assets of Carling Weekend Reading & Leeds, Latitude and Glastonbury. In addition, Festival Republic retains two venues, the Astoria and Astoria 2.

•

In September 2007, through our LN Gaiety Holdings joint venture, we acquired an additional portion of the land on which we annually stage our successful Reading Festival. We now have control of the substantial majority of the land used for the festival.

Global Artists

•

This segment includes the results from our global tours for artists such as Madonna, The Police, Rolling Stones and U2. In addition, it includes our Artist Nation division which partners with artists to help them reach their fullest potential by managing their diverse rights in a unified manner, increasing their fan bases and providing a direct connection to fans through the global distribution platform and marketing proficiencies that have made Live Nation the world’s largest live music company. Artist Nation’s services include: recorded music and music publishing, merchandise, artist fan sites and artist ticketing, broadcast/digital media rights and sponsorship and marketing.

•

During the third quarter of 2007, we produced and/or promoted global tours for The Police, The Rolling Stones, Barbra Streisand and Genesis. The Rolling Stones tour completed in the quarter (August 2007) as the top grossing tour in history with a final gross box office of $558.3 million attracting over 4.6 million fans.

•

In July 2007, we acquired the remaining 49% interest in Musictoday. Musictoday is a leader in connecting artists directly to their fans through online fan clubs, artist e-commerce and fulfillment, VIP packaging and artist fan clubs.

•

In September 2007, we acquired the remaining interest in Concert Productions International (CPI) and related companies that we did not already own. As part of the transaction, CPI founder and live music industry revolutionary, Michael Cohl, entered into a long-term services contract to continue to act as Chief Executive Officer of CPI and as Chairman and CEO of our Artist Nation division.

•

In October 2007, we announced we had signed Madonna to a 10-year relationship which encompasses Madonna’s future music and music-related businesses, including the exploitation of the Madonna brand, a minimum of three new studio albums, touring, merchandising, fan club/web site, DVD’s, music-related television and film projects and associated sponsorship agreements. This unique new business model will address all of Madonna’s music ventures as a total business enterprise for the first time in her career.

•

Also in October 2007, we acquired Anthill Trading (Anthill), a global merchandising company which represents some of the most prestigious icons and trademarked properties in music, entertainment and lifestyle. Anthill has relationships with over 50 artists, including AC/DC, Il Divo, Neil Young, Pink Floyd, John Legend, Pearl Jam, Nelly Furtado, The Police, The Rolling Stones, Run DMC, The Wu Tang Clan, and Frank Zappa.

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

•

Live Nation’s domestic websites collectively continue to be ranked as the second most popular entertainment/event site according to Nielsen//NetRatings with over 3.2 million unique visitors in the month of September 2007. Globally, Live Nation’s websites had over 9 million unique visitors in the month of September.

•

In July and October 2007, we launched globally consistent designed websites in the United Kingdom and the Netherlands, respectively, which offer fans a powerful concert search engine and special online access to tickets and merchandise. In addition, in October 2007, we announced a partnership with viagogo, Europe’s leading online secondary ticketing company, to become our official secondary ticketing partner in the Netherlands.

•	Also, in October 2007, we launched additional functionality to our website by providing visitors with 3D seat maps for a number of our amphitheaters.

Global Theater

•

This segment includes the results from our North American presenting business (Broadway Across America), our United Kingdom theatrical producing and presenting business and our North American and United Kingdom theatrical venues.

•

In March 2007, we announced that we commenced a process to divest the majority of our North American theatrical business assets. As part of this process, we entered into a definitive agreement in November 2007 to sell our 50% nonconsolidated interest in Broadway in Chicago that we expect to close by the end of 2007. This transaction provides us with proceeds to reinvest in our core business and/or repay debt. The sale process for our other North American theatrical business assets remains ongoing.

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

Global Artists

Our Global Artists segment principally involves the production and/or promotion of global music tours as well as providing various services to artists. While our Global Artists segment operates year-round, the timing of tours of top-grossing acts can impact comparability of quarterly results year over year, although annual results may not be impacted.

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

In addition to global touring services, our Global Artist segment includes our newly formed Artist Nation division. Artist Nation was formed to partner with artists to manage their diverse rights, grow their fan bases and provide a direct connection to fans through our global distribution platform and marketing proficiencies. The division is comprised of recorded music and music publishing, merchandise, artist fan sites and ticketing, broadcast/digital media rights, and sponsorship and marketing services. Artist Nation currently generates revenue primarily through the sale of fan club memberships, artist and special event ticketing and merchandise. Direct operating expenses include the artist’s share of profit and cost of goods sold.

To judge the health of our Global Artists segment, management primarily monitors the number of confirmed events, paid attendance and tour contribution margin. In addition, for our Artist Nation services, management monitors the number of artist clients and revenue per artist client.

Global Digital

Our Global Digital segment is creating the new internet and digital platform for Live Nation. This segment is involved in managing our in-house ticketing operations and online and wireless distribution activities, including the development of our website. This segment derives the majority of its revenues from service charges earned on tickets sold through our in-house centralized ticketing operations and sponsorships. The tickets sold by this segment are the tickets that we are allowed to sell directly to customers in North America under our agreements with outside ticketing agencies. For these tickets, Global Digital pays our North American Music and Global Theater segments a ticket rebate equivalent to the amount that they would have received had the ticket been sold by an outside ticketing agency. The remainder of the service charge is retained by Global Digital.

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

Consolidated Results of Operations

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2007	2006		2007	2006
Revenue	$1,547,731	$1,368,221	13%	$3,171,481	$2,653,018	20%
Operating expenses:
Direct operating expenses	1,277,565	1,132,788	13%	2,513,870	2,115,399	19%
Selling, general and administrative expenses	166,019	139,306	19%	490,515	384,509	28%
Depreciation and amortization	26,971	62,576	(57)%	79,684	93,887	(15)%
Gain on sale of operating assets	(6,128)	(2,091)	193%	(20,934)	(11,501)	82%
Corporate expenses	11,335	7,605	49%	30,394	22,942	32%

Operating income	71,969	28,037	157%	77,952	47,782	63%
Operating margin	4.7%	2.1%		2.5%	1.8%
Interest expense	15,080	8,636		45,302	24,797
Interest income	(3,987)	(2,992)		(11,181)	(8,968)
Equity in earnings of nonconsolidated affiliates	(159)	(1,983)		(3,377)	(5,285)
Minority interest expense	7,763	8,274		8,190	7,590
Other expense (income) — net	(76)	872		(461)	(2,453)

Income before income taxes	53,348	15,230		39,479	32,101
Income tax expense:
Current	5,516	23,151		22,653	29,202
Deferred	6,279	1,180		10,400	1,201

Net income (loss)	$41,553	$(9,101)		$6,426	$1,698

Note:	Non-cash compensation expense of $1.8 million, $0.4 million, $4.8 million and $1.2 million is included in corporate expenses and $4.0 million, $0.5 million, $6.8 million and $1.2 million is included in selling, general and administrative expenses for the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006, respectively.

**	Percentages are not meaningful.

Key Operating Metrics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Events
North American Music promotions	3,088	2,050	7,360	4,939
North American Music third-party rentals at our owned and/or operated venues	108	367	594	944
International Music promotions	366	433	1,979	1,703
International Music third-party rentals at our owned and/or operated venues	456	216	1,144	957
Global Artists promotions	62	81	106	101
Global Theater promotions	757	858	3,703	3,612
Global Theater third-party rentals at our owned and/or operated venues	1,291	1,295	4,616	4,866
Motor sports promotions	75	83	534	538

Total events	6,203	5,383	20,036	17,660

Further detail of North American Music promotions:
Owned and/or operated amphitheaters	588	626	821	853
All other	2,500	1,424	6,539	4,086

Total North American Music promotion events	3,088	2,050	7,360	4,939

Attendance (rounded)
North American Music promotions	11,806,000	10,447,000	21,447,000	18,386,000
North American Music third-party rentals at our owned and/or operated venues	282,000	885,000	1,135,000	1,124,000
International Music promotions	1,942,000	2,472,000	6,978,000	6,149,000
International Music third-party rentals at our owned and/or operated venues	513,000	416,000	2,285,000	1,745,000
Global Artists promotions	1,635,000	1,370,000	2,344,000	1,635,000
Global Theater promotions	1,144,000	1,196,000	5,475,000	5,645,000
Global Theater third-party rentals at our owned and/or operated venues	1,141,000	1,175,000	4,340,000	4,325,000
Motor sports promotions	281,000	272,000	4,570,000	4,420,000

Total attendance	18,744,000	18,233,000	48,574,000	43,429,000

Further detail of North American Music promotions:
Owned and/or operated amphitheaters	5,944,000	6,068,000	8,067,000	8,026,000
All other	5,862,000	4,379,000	13,380,000	10,360,000

Total North American Music promotion attendance	11,806,000	10,447,000	21,447,000	18,386,000

Note:	Events and attendance information for our exhibitions and sports representation businesses have been excluded as the majority of these businesses were either sold or shut down during 2006. Promotions listed above include events in our owned and/or operated venues as well as events we promote in third-party venues. Certain adjustments have been made to the 2006 three- and nine-month and 2007 nine-month events and attendance information.

Revenue

Our revenue increased $179.5 million, or 13%, during the three months ended September 30, 2007 as compared to the same period of the prior year primarily due to increases in revenue in our North American Music and Global Artists segments of $94.9 million and $109.1 million, respectively, partially offset by decreases in revenue in our Global Theater segment and other operations of $20.7 million and $17.4 million, respectively. Included in the increase in revenue for the three months ended September 30, 2007 is approximately $37.1 million from increases in foreign exchange rates as compared to the same period of 2006.

Our revenue increased $518.5 million, or 20%, during the nine months ended September 30, 2007 as compared to the same period of the prior year primarily due to increases in revenue in our North American Music, International Music and Global Artists segments of $279.2 million, $108.0 million and $164.1 million, respectively, partially offset by decreases in revenue in our Global Theater segment and other operations of $11.4 million and $35.9 million, respectively. Included in the increase in revenue for the nine months ended September 30, 2007 is approximately $78.9 million from increases in foreign exchange rates as compared to the same period of 2006.

More detailed explanations of the three- and nine-month changes are included in the applicable segment discussions contained herein.

Direct operating expenses

Our direct operating expenses increased $144.8 million, or 13%, during the three months ended September 30, 2007 as compared to the same period of the prior year primarily due to increases in direct operating expenses in our North American Music and Global Artists segments of $64.1 million and $104.8 million, respectively, partially offset by decreases in direct operating expenses in our Global Theater segment and other operations of $25.5 million and $11.0 million, respectively.

Included in the increase in direct operating expenses for the three months ended September 30, 2007 is approximately $30.9 million from increases in foreign exchange rates as compared to the same period of 2006.

Our direct operating expenses increased $398.5 million, or 19%, during the nine months ended September 30, 2007 as compared to the same period of the prior year primarily due to increases in direct operating expenses in our North American Music, International Music and Global Artists segments of $184.9 million, $88.7 million and $147.5 million, respectively, partially offset by decreases in direct operating expenses in our Global Theater segment and other operations of $16.6 million and $17.3 million, respectively. Included in the increase in direct operating expenses for the nine months ended September 30, 2007 is approximately $62.7 million from increases in foreign exchange rates as compared to the same period of 2006.

Direct operating expenses include artist fees, show related marketing and advertising expenses along with other costs.

More detailed explanations of the three- and nine-month changes are included in the applicable segment discussions contained herein.

Selling, general and administrative expenses

Our selling, general and administrative expenses increased $26.7 million, or 19%, during the three months ended September 30, 2007 as compared to the same period of the prior year primarily due to an increase in selling, general and administrative expenses in our North American Music segment of $17.7 million. Included in the increase in selling, general and administrative expenses for the three months ended September 30, 2007 is approximately $3.7 million from increases in foreign exchange rates as compared to the same period of 2006.

Our selling, general and administrative expenses increased $106.0 million, or 28%, during the nine months ended September 30, 2007 as compared to the same period of the prior year primarily due to increases in selling, general and administrative expenses in our North American Music, International Music and Global Artists segments of $79.6 million, $17.4 million and $23.9 million, respectively, partially offset by a decrease in our other operations of $15.7 million. Included in the increase in selling, general and administrative expenses for the nine months ended September 30, 2007 is approximately $11.3 million from increases in foreign exchange rates as compared to the same period of 2006.

More detailed explanations of the three- and nine-month changes are included in the applicable segment discussions contained herein.

Depreciation and amortization

Our depreciation and amortization decreased $35.6 million, or 57%, during the three months ended September 30, 2007 as compared to the same period of the prior year primarily due to decreases in depreciation and amortization in our North American Music and Global Theater segments of $32.9 million and $4.1 million, respectively, partially offset by an increase in depreciation and amortization in our Global Artists segment of $2.4 million. Of the total decrease, $42.1 million is due to venue impairments recorded in 2006.

Our depreciation and amortization decreased $14.2 million, or 15%, during the nine months ended September 30, 2007 as compared to the same period of the prior year primarily due to decreases in depreciation and amortization in our North American Music and Global Theater segments of $24.2 million and $3.4 million, respectively, partially offset by an increase in depreciation and amortization in our Global Artists segment of $8.5 million. Of the total decrease, $42.1 million is due to venue impairments recorded in 2006.

More detailed explanations of the three- and nine-month changes are included in the applicable segment discussions contained herein.

Gain on sale of operating assets

Our gain on sale of operating assets increased $4.0 million during the three months ended September 30, 2007 as compared to the same period of the prior year primarily due to a gain recorded in 2007 on the sale of seven small-sized venues in London. Partially offsetting this increase in the gain on sale of operating assets were gains recorded in 2006 related to the sale of portions of our sports representation business assets.

Our gain on sale of operating assets increased $9.4 million during the nine months ended September 30, 2007 as compared to the same period of the prior year primarily due to gains recorded in 2007 on the sale of an arena/race track in Leicestershire, England, an amphitheater in Nashville, an office building in San Francisco, two mid-sized music venues in London and seven small-sized venues in London, partially offset by an $8.1 million loss recorded in 2007 on the sale of our ownership interest in the production of Phantom: The Las Vegas Spectacular. Partially offsetting this increase in the gain on sale of operating assets were gains recorded in 2006 on the sale of a portion of our sports representation business assets and the sale of certain show-related prepaid production assets, theatrical productions and investments in nonconsolidated affiliates.

Corporate expenses

Corporate expenses increased $3.7 million, or 49%, during the three months ended September 30, 2007 as compared to the same period of the prior year primarily due to $1.4 million of higher non-cash compensation expense for additional stock-based awards and increased headcount and related costs for corporate functions.

Corporate expenses increased $7.5 million, or 32%, during the nine months ended September 30, 2007 as compared to the same period of the prior year primarily due to increased headcount related to the building of corporate functions previously provided by Clear Channel and $3.6 million of higher non-cash compensation expense for additional stock-based awards, partially offset by a reduction in rent expense in our New York office due to subleasing of available space.

Interest expense

Interest expense increased $6.4 million and $20.5 million during the three and nine months ended September 30, 2007, respectively, as compared to the same periods of the prior year primarily due to interest expense related to our additional term loan which we obtained in the fourth quarter of 2006, our convertible notes which were issued in the third quarter of 2007, borrowings under the revolving credit facility during the period and amortization of additional debt issuance costs.

Our debt balances and weighted average cost of debt, including redeemable preferred stock, were $813.4 million and 6.79%, respectively, at September 30, 2007, and $406.0 million and 7.97%, respectively, at September 30, 2006.

Interest income

Interest income increased $2.2 million during the nine months ended September 30, 2007 as compared to the same period of the prior year primarily due to interest income earned on HOB Entertainment, Inc. (HOB) purchase price held in escrow and excess cash invested in money market funds and other short-term investments.

Equity in earnings of nonconsolidated affiliates

Equity in earnings of nonconsolidated affiliates decreased $1.8 million and $1.9 million during the three and nine months ended September 30, 2007, respectively, as compared to the same periods of the prior year. The decrease for the three-month period was primarily due to a $3.6 million correction in the accounting for a non-music touring production acquired with Concert Productions International (CPI), partially offset by increases in earnings from our investment in a German concert promotion company and a reduction of losses from our investment in a joint venture with Cirque Du Soleil. The decrease for the nine-month period was primarily due to a loss from our investment in a joint venture with Cirque Du Soleil, partially offset by earnings from investments acquired with HOB and stronger results for our investment in Broadway in Chicago.

Other income — net

Other income decreased $2.0 million during the nine months ended September 30, 2007 as compared to the same period of the prior year primarily due to a fee received on the sale of land in Ireland during the second quarter of 2006, partially offset by a loss recorded in 2006 on a decrease in the value of stock investments received as part of a contractual obligation which was completed in the first quarter of 2007.

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

Total income tax expense as a percentage of our income (loss) before income taxes is 84% for the nine months ended September 30, 2007. Of the $33.1 million of total tax, 4% relates to state and local taxes, 2% relates to interest and penalties for uncertain tax positions, and 25% relates to adjustments for significant, unusual and extraordinary items. The remainder of the tax expense relates to statutory tax on profitable operations which are principally operations outside of the United States and reflect an effective tax rate for those jurisdictions of 30%. No tax benefit has been recorded for entities that have losses, as those losses cannot be carried back, and for which future profits associated with such operations in those tax jurisdictions do not meet the more likely than not criteria for asset recognition. The 30% effective tax rate has been applied to year-to-date earnings in taxable jurisdictions for which we currently expect to have taxable income. As required by APB 28, we also include tax effects of significant, unusual or extraordinary items in income tax expense in interim periods in accordance with customary requirements.

During the first nine months of 2006, the effective tax rate for 2006 was expected to be 38% to 40%. The decrease during 2007 is primarily related to the exclusion, in the computation of the overall estimated annual effective tax rate, of losses from operations for which tax benefits cannot be reasonably assured and the related impact of FIN 18 as discussed above. These effective tax rates result in a net tax expense of $11.8 million and $24.3 million for the three months ended September 30, 2007 and 2006 and $33.1 million and $30.4 million for the nine months ended September 30, 2007 and 2006, respectively.

North American Music Results of Operations

Our North American Music segment operating results were as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2007	2006		2007	2006
Revenue	$785,862	$690,932	14%	$1,491,788	$1,212,619	23%
Direct operating expenses	639,063	574,979	11%	1,185,481	1,000,599	18%
Selling, general and administrative expenses	83,125	65,438	27%	249,805	170,187	47%
Depreciation and amortization	12,737	45,628	(72)%	38,250	62,466	(39)%
Gain on sale of operating assets	(766)	(3)	* *	(6,826)	(1)	* *

Operating income (loss)	$51,703	$4,890	* *	$25,078	$(20,632)	* *

Operating margin	6.6%	0.7%		1.7%	(1.7)%

**	Percentages are not meaningful.

Three Months

North American Music revenue increased $94.9 million, or 14%, during the three months ended September 30, 2007 as compared to the same period of the prior year due to $157.1 million of revenue related to our acquisitions of HOB during the fourth quarter of 2006 and HOB Canada during the second quarter of 2007. This increase was partially offset by a decrease in revenue primarily due to a decline in the number of events at our owned and/or operated amphitheaters.

North American Music direct operating expenses increased $64.1 million, or 11%, during the three months ended September 30, 2007 as compared to the same period of the prior year due to $127.8 million of direct operating expenses related to our acquisitions of HOB during 2006 and HOB Canada during 2007. This increase was partially offset by a decrease in direct operating expenses primarily due to a decline in the number of events and reduced show costs at our owned and/or operated amphitheaters. The net increase in direct operating expenses was less than the increase in revenue due to better talent buying and reduced show costs at our amphitheaters and due to HOB clubs, acquired in 2006, having lower direct operating expenses as a percentage of revenue as compared to our other promotion and venue operation businesses.

North American Music selling, general and administrative expenses increased $17.7 million, or 27%, during the three months ended September 30, 2007 as compared to the same period of the prior year primarily due to $17.4 million of selling, general and administrative expenses related to our acquisitions of HOB during 2006 and HOB Canada during 2007. In addition, we experienced incremental expenses related to the commencement of the Dodge Theater operating agreement in January 2007, the Hollywood Palladium operating agreement in April 2007 and The Fillmore Miami Beach at the Jackie Gleason Theater operating agreement in June 2007. These increases were partially offset by decreases in marketing, repairs and maintenance, consultant and travel and entertainment expenses due to the implementation of cost savings initiatives.

North American Music depreciation and amortization expense decreased $32.9 million, or 72%, during the three months ended September 30, 2007 as compared to the same period of the prior year due to an impairment of $37.9 million recorded during 2006 related to several amphitheaters. This decrease was partially offset by $4.6 million of additional depreciation and amortization expense primarily due to amortization of the intangible assets resulting from our acquisition of HOB during 2006 which were recorded as part of the purchase price allocations.

The increase in operating income for North American Music was primarily a result of operating income from our HOB and HOB Canada acquisitions, improved results at our owned and/or operated amphitheaters and decreased depreciation expense due to the amphitheater impairments recorded in 2006, partially offset by reduced activity for arena events.

Nine Months

North American Music revenue increased $279.2 million, or 23%, during the nine months ended September 30, 2007 as compared to the same period of the prior year primarily due to $294.0 million of revenue related to our acquisitions of HOB during the fourth quarter of 2006 and HOB Canada during the second quarter of 2007.

North American Music direct operating expenses increased $184.9 million, or 18%, during the nine months ended September 30, 2007 as compared to the same period of the prior year primarily due to $207.5 million of direct operating expenses related to our acquisitions of HOB during 2006 and HOB Canada during 2007. The net increase in direct operating expenses was less than the increase in revenue primarily due to better talent buying and reduced show costs at our amphitheaters and due to HOB clubs, acquired in 2006, having lower direct operating expenses as a percentage of revenue as compared to our other promotion and venue operation businesses.

North American Music selling, general and administrative expenses increased $79.6 million, or 47%, during the nine months ended September 30, 2007 as compared to the same period of the prior year primarily due to $62.3 million of selling, general and administrative expenses related to our acquisitions of HOB during 2006 and HOB Canada during 2007. In addition, we experienced an increase in legal expenses of $4.5 million related to ongoing cases and incremental expenses related to the commencement of the Dodge Theater operating agreement in January 2007, the Hollywood Palladium operating agreement in April 2007 and The Fillmore Miami Beach at the Jackie Gleason Theater operating agreement in June 2007.

North American Music depreciation and amortization expense decreased $24.2 million, or 39%, during the nine months ended September 30, 2007 as compared to the same period of the prior year primarily due to an impairment of $37.9 million recorded during 2006 related to several amphitheaters. This decrease was partially offset by $14.6 million of depreciation and amortization expense primarily due to amortization of the intangible assets resulting from our acquisition of HOB during 2006 which were recorded as part of the purchase price allocations.

North American Music gain on sale of operating assets increased $6.8 million during the nine months ended September 30, 2007 as compared to the same period of the prior year primarily due to the sale of an office building in San Francisco and the sale of the Starwood Amphitheater in Nashville.

The increase in operating income for North American Music was primarily a result of operating income from our HOB and HOB Canada acquisitions, improved results at our owned and/or operated amphitheaters, decreased depreciation expense due to the amphitheater impairments recorded in 2006, and the gains recorded in 2007 on the sale of an office building and an amphitheater.

International Music Results of Operations

Our International Music segment operating results were as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2007	2006		2007	2006
Revenue	$334,358	$330,028	1%	$774,183	$666,228	16%
Direct operating expenses	268,483	264,018	2%	612,291	523,610	17%
Selling, general and administrative expenses	37,972	31,907	19%	103,538	86,136	20%
Depreciation and amortization	3,597	5,554	(35)%	11,856	9,511	25%
Loss (gain) on sale of operating assets	(5,558)	1,068	* *	(18,650)	1,155	* *

Operating income	$29,864	$27,481	9%	$65,148	$45,816	42%

Operating margin	8.9%	8.3%		8.4%	6.9%

**	Percentages are not meaningful.

Three Months

International Music revenue increased $4.3 million, or 1%, during the three months ended September 30, 2007 as compared to the same period of the prior year. Excluding the increase related to the impact of changes in foreign exchange rates of $29.5 million, revenue actually decreased $25.2 million, or 8%, primarily due to a decline in revenue for our United Kingdom operations driven by a reduction in the number of large outdoor tours and the timing of the Hyde Park Calling festival which occurred in the second quarter of 2007 and the third quarter of 2006, partially offset by an increase in revenue from the Global Gathering festival. In addition, we experienced a decline in revenue related to the sale of the Hammersmith Apollo, Forum and seven small-sized music venues during the second and third quarters of 2007. Also, Belgium revenue declined due to fewer days of the Rock Werchter festival occurring in the third quarter of 2007 as compared to the same period of the prior year. Partially offsetting these decreases was increased revenue for our other European operations driven by increased promotion activity in Finland, Norway and Italy. Also offsetting the decrease was incremental revenue of $25.4 million, prior to intersegment eliminations, related to the effect of acquisitions in France and Spain and our acquisition of AMG since the same period in the prior year.

International Music direct operating expenses increased $4.5 million, or 2%, during the three months ended September 30, 2007 as compared to the same period of the prior year. Excluding the increase related to the impact of changes in foreign exchange rates of $24.7 million, direct operating expenses actually decreased $20.2 million, or 8%, primarily due to the reduction in revenue for our United Kingdom operations noted above. Partially offsetting this decrease was an increase in direct operating expenses related to the increased revenue for our other European operations noted above. Also offsetting the decrease was incremental direct operating expenses of $17.4 million, prior to intersegment eliminations, related to the effect of acquisitions since the same period in the prior year.

International Music selling, general and administrative expenses increased $6.1 million, or 19%, during the three months ended September 30, 2007 as compared to the same period of the prior year. Excluding the increase related to the impact of changes in foreign exchange rates of $2.7 million, the increase in selling, general and administrative expenses was $3.4 million, or 11%, primarily due to $4.4 million of selling, general and administrative expenses related to the acquisitions made since the same period in the prior year.

International Music depreciation and amortization expense decreased $2.0 million, or 35%, during the three months ended September 30, 2007 as compared to the same period of the prior year primarily due to decreased depreciation related to the sale of the Hammersmith Apollo, Forum and seven small-sized music venues during the second and third quarters of 2007. Partially offsetting this decrease was incremental depreciation and amortization expense of $1.2 million related to acquisitions since the same period in the prior year.

International Music gain on sale of operating assets increased $6.6 million during the three months ended September 30, 2007 as compared to the same period of the prior year primarily due to the sale of seven small-sized music venues in London in August 2007.

Overall, the increase in operating income for International Music in the third quarter of 2007 as compared to the same period of 2006 was primarily due to the gain recorded on the sale of the seven small-sized music venues noted above. In addition, our recent acquisitions in Spain and France and our acquisition of AMG improved overall operating income in the third quarter of 2007 due to the timing of events in these markets. However, these improvements were partially offset by reduced operating income from timing of festivals and reduced promotion activity for our United Kingdom operations.

Nine Months

International Music revenue increased $108.0 million, or 16%, during the nine months ended September 30, 2007 as compared to the same period of the prior year. Excluding the increase related to the impact of changes in foreign exchange rates of $64.8 million, the increase in revenue was $43.2 million, or 6%, primarily due to incremental revenue of $76.9 million, prior to intersegment eliminations, related to the effect of acquisitions in France and Spain since the same period in the prior year, our acquisition of AMG in July 2007 and the addition of the Wembley Arena operating agreement in the United Kingdom in April 2006. We also experienced an increase in revenues from our other European operations driven by increased promotion activity in Finland, Norway and Italy. These increases were partially offset by decreases in revenue for our United Kingdom operations driven by the sale of the Hammersmith Apollo, Forum and seven small-sized music venues during the second and third quarters of 2007.

International Music direct operating expenses increased $88.7 million, or 17%, during the nine months ended September 30, 2007 as compared to the same period of the prior year. Excluding the increase related to the impact of changes in foreign exchange rates of $52.9 million, the increase in direct operating expenses was $35.8 million, or 7%, primarily due to incremental direct operating expenses of $60.9 million, prior to intersegment eliminations, related to the acquisitions since the same period in the prior year and the addition of the Wembley Arena operating agreement. Our direct operating expenses also increased due to the improved results for our other European operations noted above. These increases were partially offset by decreases in direct operating expenses for our United Kingdom operations noted above.

International Music selling, general and administrative expenses increased $17.4 million, or 20%, during the nine months ended September 30, 2007 as compared to the same period of the prior year. Excluding the increase related to the impact of changes in foreign exchange rates of $8.2 million, the increase in selling, general and administrative expenses was $9.2 million, or 11%, primarily due to $9.8 million of selling, general and administrative expenses related to the acquisitions made since the same period in the prior year and the addition of the Wembley Arena operations.

International Music depreciation and amortization expense increased $2.3 million, or 25%, during the nine months ended September 30, 2007 as compared to the same period of the prior year primarily due to incremental depreciation and amortization expense of $1.3 million related to the effect of acquisitions since the same period in the prior year.

International Music gain on sale of operating assets increased $19.8 million during the nine months ended September 30, 2007 as compared to the same period of the prior year primarily due to the sale of the Hammersmith Apollo and Forum mid-sized venues and the seven small-sized music venues in London.

Overall, the increase in operating income for International Music in the first nine months of 2007 as compared to the same period of 2006 was primarily due to gains recorded on the sale of the two mid-sized and seven small-sized music venues noted above. In addition, our recent acquisitions in Spain and France and our acquisition of AMG improved overall operating income in the first nine months of 2007. However, these improved results were partially offset by lower operating income resulting from the sale of the venues noted above for our United Kingdom operations.

Global Artists Results of Operations

Our Global Artists segment operating results were as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2007	2006		2007	2006
Revenue	$352,091	$242,953	45%	$503,519	$339,437	48%
Direct operating expenses	326,766	221,968	47%	457,965	310,441	48%
Selling, general and administrative expenses	14,128	8,956	58%	38,237	14,357	166%
Depreciation and amortization	3,750	1,361	176%	10,388	1,856	* *

Operating income (loss)	$7,447	$10,668	(30)%	$(3,071)	$12,783	* *

Operating margin	2.1%	4.4%		(0.6)%	3.8%

**	Percentages are not meaningful.

Three Months

Global Artists revenue increased $109,1 million, or 45%, during the three months ended September 30, 2007 as compared to the same period of the prior year primarily due to an increase in attendance for our global tours with artists such as The Police, The Rolling Stones, Barbra Streisand and Genesis touring during the third quarter of 2007. In addition, the increase includes $37.0 million of revenue related to the correction in accounting made during the third quarter of 2007 for the first and second quarter results of a non-music touring production acquired with CPI.

Global Artists direct operating expenses increased $104.8 million, or 47%, during the three months ended September 30, 2007 as compared to the same period of the prior year primarily due to the increase in attendance for our global tours. In addition, the increase includes $32.3 million of direct operating expenses related to the correction in accounting for the non-music touring production acquired with CPI noted above.

Global Artists selling, general and administrative expenses increased $5.2 million, or 58%, during the three months ended September 30, 2007 as compared to the same period of the prior year primarily due to increased salary and consultant expense related to increased headcount for Artist Nation and incremental selling, general and administrative expenses related to our acquisition of Musictoday in September 2006. In addition, the increase includes $1.0 million of selling, general and administrative expenses related to the correction in accounting for the non-music touring production acquired with CPI noted above.

Global Artists depreciation and amortization expense increased $2.4 million during the three months ended September 30, 2007 as compared to the same period of the prior year primarily due to amortization of the intangible assets resulting from our 2006 and 2007 acquisitions of CPI.

The decrease in operating income for Global Artists is principally a result of additional selling, general and administrative expenses and the amortization of the intangible assets from our acquisition of CPI.

Nine Months

Global Artists revenue increased $164.1 million, or 48%, during the nine months ended September 30, 2007 as compared to the same period of the prior year primarily due to incremental revenues of $98.9 million related to our acquisitions of CPI, Trunk and Musictoday during the second and third quarters of 2006. Excluding the CPI global tours, our other global touring revenue increased primarily due to an increase in attendance. Tours during 2007 include The Rolling Stones, The Who, Barbra Streisand, The Police, Genesis and a non-music touring production.

Global Artists direct operating expenses increased $147.5 million, or 48%, during the nine months ended September 30, 2007 as compared to the same period of the prior year primarily due to incremental direct operating expenses of $79.9 million related to our acquisitions of CPI, Trunk and Musictoday during 2006. In addition, we experienced an increase in other global touring direct operating expenses due to the increased attendance.

Global Artists selling, general and administrative expenses increased $23.9 million, or 166%, during the nine months ended September 30, 2007 as compared to the same period of the prior year primarily due to incremental expenses of $19.3 million related to our 2006 acquisitions of CPI, Trunk and Musictoday. In addition, we experienced an increase in selling general and administrative expenses due to increased salary and consultant expense related to increased headcount and activity for Artist Nation.

Global Artists depreciation and amortization expense increased $8.5 million during the nine months ended September 30, 2007 as compared to the same period of the prior year primarily due to amortization of the intangible assets resulting from our 2006 and 2007 acquisitions of CPI.

The increased operating loss for Global Artists is principally a result of the amortization of intangible assets related to our acquisition of CPI and the timing, size and/or type of touring events during 2007 as compared to 2006.

Global Digital Results of Operations

Our Global Digital segment operating results were as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2007	2006		2007	2006
Revenue	$4,819	$2,646	82%	$9,034	$5,211	73%
Direct operating expenses	1,534	743	106%	2,306	1,669	38%
Selling, general and administrative expenses	4,020	3,376	19%	10,664	8,258	29%
Depreciation and amortization	1,084	148	* *	2,170	329	* *

Operating loss	$(1,819)	$(1,621)	12%	$(6,106)	$(5,045)	21%

Operating margin	(37.8)%	(61.3)%		(67.6)%	(96.8)%

**	Percentages are not meaningful.

Three Months

Global Digital revenues increased $2.2 million, or 82%, during the three months ended September 30, 2007 as compared to the same period of the prior year primarily due to increased ticket service charge rebates and sponsorship revenues associated with our in-house ticketing operations.

Global Digital direct operating expenses increased $0.8 million, or 106%, during the three months ended September 30, 2007 as compared to the same period of the prior year due to increased in-house ticketing costs.

Global Digital selling, general and administrative expenses increased $0.6 million, or 19%, during the three months ended September 30, 2007 as compared to the same period of the prior year primarily due to increased salary related to new staff and consultant expenses related to our website and internet management.

Global Digital depreciation and amortization expense increased $0.9 million during the three months ended September 30, 2007 as compared to the same period of the prior year primarily due to depreciation expense related to our website development.

Nine Months

Global Digital revenues increased $3.8 million, or 73%, during the nine months ended September 30, 2007 as compared to the same period of the prior year primarily due to increased sponsorship revenues and ticket service charge rebates associated with our in-house ticketing operations.

Global Digital direct operating expenses increased $0.6 million, or 38%, during the three months ended September 30, 2007 as compared to the same period of the prior year due to the increased in-house ticketing costs.

Global Digital selling, general and administrative expenses increased $2.4 million, or 29%, during the nine months ended September 30, 2007 as compared to the same period of the prior year primarily due to increased salary related to new staff and consultant expenses related to our website and internet management.

Global Digital depreciation and amortization expense increased $1.8 million during the nine months ended September 30, 2007 as compared to the same period of the prior year primarily due to depreciation expense related to our website development.

Global Theater Results of Operations

Our Global Theater segment operating results were as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2007	2006		2007	2006
Revenue	$55,979	$76,715	(27)%	$254,375	$265,733	(4)%
Direct operating expenses	32,509	57,962	(44)%	166,743	183,374	(9)%
Selling, general and administrative expenses	20,526	20,099	2%	62,436	64,037	(3)%
Depreciation and amortization	4,026	8,154	(51)%	11,904	15,254	(22)%
Loss (gain) on sale of operating assets	34	(266)	* *	8,063	(2,054)	* *

Operating income (loss)	$(1,116)	$(9,234)	(88)%	$5,229	$5,122	2%

Operating margin	(2.0)%	(12.0)%		2.1%	1.9%

**	Percentages are not meaningful.

Three Months

Global Theater revenue decreased $20.7 million, or 27%, during the three months ended September 30, 2007 as compared to the same period of the prior year primarily due to reductions in the number of events and attendance for our North American presenting markets and the sale of our interest in the production of Phantom: The Las Vegas Spectacular which opened during the third quarter of 2006. Our interest in this production was sold effective March 2007.

Global Theater direct operating expenses decreased $25.5 million, or 44%, during the three months ended September 30, 2007 as compared to the same period of the prior year primarily due to the reduction in the number of events for our North American presenting markets and the sale of our interest in the production of Phantom: The Las Vegas Spectacular noted above. During the third quarter of 2007, we experienced a slight increase in the number of fixed fee events, as opposed to events where we recognize all the revenue and direct operating expenses, which resulted in a greater decrease in direct operating expenses as compared to the decrease in revenue.

Global Theater depreciation and amortization expense decreased $4.1 million, or 51%, during the three months ended September 30, 2007 as compared to the same period of the prior year primarily due to an impairment of $4.2 million recorded during 2006 primarily related to a theater development project.

Nine Months

Global Theater revenue decreased $11.4 million, or 4%, during the nine months ended September 30, 2007 as compared to the same period of the prior year primarily due to an increase in the number of fixed fee events for our North American presenting markets, as opposed to events where we recognize all the revenue and direct operating expense. In addition, we sold our interest in the production of Phantom: The Las Vegas Spectacular which opened during the third quarter of 2006. Our interest in this production was sold effective March 2007. These decreases were partially offset by increases in our United Kingdom operations driven by strong results from our production of Chicago and increased rental, merchandise and concession revenues for our United Kingdom theatrical theaters due to an increase in the number of events and related attendance driven by shows such as Wicked and The Producers.

Global Theater direct operating expenses decreased $16.6 million, or 9%, during the nine months ended September 30, 2007 as compared to the same period of the prior year primarily due to an increase in the number of fixed fee events for our North American presenting markets and the sale of our interest in the production of Phantom: The Las Vegas Spectacular noted above. These decreases were partially offset by the strong results from our United Kingdom theatrical productions and theaters noted above.

Global Theater depreciation and amortization expense decreased $3.4 million, or 22%, during the nine months ended September 30, 2007 as compared to the same period of the prior year primarily due to an impairment of $4.2 million recorded during 2006 primarily related to a theater development project.

Global Theater loss on sale of operating assets increased $10.1 million during the nine months ended September 30, 2007 as compared to the same period of the prior year primarily due to a loss of $8.1 million from the sale of our 50.1% interest in the production of Phantom: The Las Vegas Spectacular.

Other Results of Operations

Our other operating results were as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2007	2006		2007	2006
Revenue	$18,600	$36,045	(48)%	$146,652	$182,544	(20)%
Direct operating expenses	13,185	24,215	(46)%	97,151	114,458	(15)%
Selling, general and administrative expenses	6,251	9,531	(34)%	25,838	41,536	(38)%
Depreciation and amortization	257	787	(67)%	1,025	2,184	(53)%
Loss (gain) on sale of operating assets	214	(2,868)	* *	(3,411)	(10,572)	(68)%

Operating income (loss)	$(1,307)	$4,380	* *	$26,049	$34,938	(26)%

Operating margin	(7.0)%	12.2%		17.8%	19.1%

**	Percentages are not meaningful.

Three Months

Other revenues decreased $17.4 million, or 48%, during the three months ended September 30, 2007 as compared to the same period of the prior year primarily as a result of the loss of revenue due to the sale of portions of our sports representation business assets and the sale of Donington Park in the United Kingdom.

Other direct operating expenses decreased $11.0 million, or 46%, during the three months ended September 30, 2007 as compared to the same period of the prior year primarily due to the sale of portions of our sports representation business assets and the sale of Donington Park.

Other selling, general and administrative expenses decreased $3.3 million, or 34%, during the three months ended September 30, 2007 as compared to the same period of the prior year primarily due to the sale of portions of our sports representation business assets and the sale of Donington Park.

Other loss on sale of operating assets increased $3.1 million during the three months ended September 30, 2007 as compared to the same period of the prior year primarily due to gains recorded in 2006 on the sale of portions of our sports representation business assets related to football, tennis, media and baseball.

Nine Months

Other revenues decreased $35.9 million, or 20%, during the nine months ended September 30, 2007 as compared to the same period of the prior year primarily as a result of the loss of revenues due to the sale of portions of our sports representation business assets and the sale of Donington Park in the United Kingdom.

Other direct operating expenses decreased $17.3 million, or 15%, during the nine months ended September 30, 2007 as compared to the same period of the prior year primarily due to the sale of portions of our sports representation business assets, the sale of Donington Park and a decline in costs related to certain DVD/CD production and distribution projects.

Other selling, general and administrative expenses decreased $15.7 million, or 38%, during the nine months ended September 30, 2007 as compared to the same period of the prior year primarily due to the sale of portions of our sports representation business assets and the sale of Donington Park.

Other depreciation and amortization expense decreased $1.2 million, or 53%, during the nine months ended September 30, 2007 as compared to the same period of the prior year primarily due to the sale of Donington Park.

Other gain on sale of operating assets decreased $7.2 million during the nine months ended September 30, 2007 as compared to the same period of the prior year as the gain recorded in 2007 on the sale of Donington Park, an arena/race track in Leicestershire, England, was less than the gain on the sale of a portion of our sports representation business assets recorded in 2006.

Reconciliation of Segment Operating Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
North American Music	$51,703	$4,890	$25,078	$(20,632)
International Music	29,864	27,481	65,148	45,816
Global Artists	7,447	10,668	(3,071)	12,783
Global Digital	(1,819)	(1,621)	(6,106)	(5,045)
Global Theater	(1,116)	(9,234)	5,229	5,122
Other	(1,307)	4,380	26,049	34,938
Corporate	(12,803)	(8,527)	(34,375)	(25,200)

Consolidated operating income	$71,969	$28,037	$77,952	$47,782

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

Our balance sheet reflects cash and cash equivalents of $351.3 million and current and long-term debt of $773.4 million at September 30, 2007, and cash and cash equivalents of $313.9 million and current and long-term debt of $639.1 million at December 31, 2006. These debt balances do not include our outstanding redeemable preferred stock.

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

During the three and nine months ended September 30, 2007, we made principal payments totaling $91.1 million and $93.9 million on the term loans, respectively, and $38.0 million and $153.0 million on the revolving credit facility, respectively. The payments on the revolving credit facility were primarily to repay short-term borrowings used to fund working capital requirements during the year. At September 30, 2007, the outstanding balances on the term loans and revolving credit facility were $452.9 million and $0 million, respectively. Taking into account letters of credit of $43.9 million, $241.1 million was available for future borrowings.

As of November 2, 2007, the outstanding balances on the term loans and revolving credit facility were $452.9 million and $33.0 million, respectively. Taking into account letters of credit of $45.2 million, $206.8 million was available for future borrowings.

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

Holders of the convertible senior notes may require us to purchase for cash all or a portion of their notes on July 15, 2014, July 15, 2017 and July 15, 2022 at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any, subject to specified additional conditions. In addition, if we experience a fundamental change, as defined in the indenture governing the notes, holders may require us to purchase for cash all or a portion of their notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any.

We may not redeem the convertible senior notes prior to July 20, 2014. On or after July 20, 2014, we may redeem all or a portion of the notes for cash at a price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest, if any.

Redeemable Preferred Stock

As part of the Separation, one of our subsidiaries sold 200,000 shares of Series A (voting) mandatorily Redeemable Preferred Stock to third-party investors and issued 200,000 shares of Series B (non-voting) mandatorily Redeemable Preferred Stock to Clear Channel which then sold this Series B Redeemable Preferred Stock to third-party investors. We did not receive any of the proceeds from the sale of the Series B Redeemable Preferred Stock sold by Clear Channel. As of September 30, 2007, we had 200,000 shares of Series A Redeemable Preferred Stock and 200,000 shares of Series B Redeemable Preferred Stock outstanding (collectively, the Preferred Stock) with an aggregate liquidation preference of $40 million. The Preferred Stock accrues dividends at 13% per annum and is mandatorily redeemable on December 21, 2011, although we are obligated to make an offer to repurchase the Preferred Stock at 101% of the liquidation preference in the event of a change of control.

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

At September 30, 2007, we were in compliance with all Redeemable Preferred Stock covenants. We expect to remain in compliance with all of our Redeemable Preferred Stock covenants throughout 2007.

Guarantees of Third-Party Obligations

As of September 30, 2007, we guaranteed the debt of third parties of approximately $3.1 million, primarily related to maximum credit limits on employee and tour related credit cards and guarantees of bank lines of credit of a nonconsolidated affiliate and a third-party promoter. In addition, in connection with the sale of a portion of our sports representation business assets, we guaranteed the performance of a third-party related to an employment contract in the amount of approximately $0.5 million.

During 2006, in connection with our acquisition of Historic Theatre Group, we guaranteed obligations related to a lease agreement. In the event of default, we could be liable for obligations which have future lease payments (undiscounted) of approximately $45.3 million through the end of 2035.

Disposal of Assets

During the nine months ended September 30, 2007, we received $72.0 million of proceeds primarily related to the sales of the Apollo Hammersmith and Forum mid-sized venues in London, Donington Park, an arena/race track in Leicestershire, England, seven small-sized music venues in London, an office building in San Francisco, the Starwood Amphitheater in Nashville, our remaining 50.1% interest in the production of Phantom: The Las Vegas Spectacular and a small-sized music venue in Cleveland, Ohio. These proceeds are presented net of any cash included in the assets sold.

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

The interest rate we pay on borrowings on our senior term loans is 2.75% above LIBOR. The interest rate we pay on our $285 million multi-currency revolving credit facility depends on our total leverage ratio. Based on our current total leverage ratio, our interest rate on revolving credit borrowings is 1.75% above LIBOR. In addition to paying interest on outstanding principal under the credit facility, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. As of September 30, 2007, the commitment fee rate was 0.375%. We also are required to pay customary letter of credit fees, as necessary. In the event our leverage ratio improves, the interest rate on revolving credit borrowings declines gradually to 0.75% at a total leverage ratio of less than, or equal to, 1.25 times.

Other than the convertible notes, we believe there are no other agreements that contain provisions that trigger an event of default upon a change in long-term debt ratings that would have a material impact on our financial statements.

At September 30, 2007, we were in compliance with all debt covenants. We expect to remain in compliance with all of our debt covenants throughout 2007.

Uses of Cash

Acquisitions

When we make acquisitions, especially of entities where we buy a controlling interest only, the acquired entity may have cash on its balance sheet at the time of acquisition. All amounts discussed in this section are presented net of any cash acquired. During the nine months ended September 30, 2007, we used $76.1 million in cash for acquisitions in our various segments, as follows: our North American Music segment acquired the remaining interest in HOB Canada, a live music company located in Canada which operates or has booking rights for one amphitheater and three small-sized music venues in Toronto and Vancouver, and acquired an interest in Bamboozle, LLC, a festival promotion company located in the United States; our International Music segment acquired an interest in Jackie Lombard, a concert promotion company in France, an interest in AMG, a live music company located in the United Kingdom which owns and/or operates 12 music venues, along with payment of an additional working capital adjustment related to our acquisition of Gamerco, S.A. in December 2006; and, finally, our Global Artists segment acquired the remaining 49% interest in Trunk, a specialty merchandise company, located in the United States, that acquires licenses primarily from music artists to design, manufacture and sell merchandise through various distribution channels, the remaining 49% interest in Musictoday which provides services to artists for online fan clubs, artist e-commerce and fulfillment, VIP packaging and artist fan club and secondary market ticketing, and the remaining interests in the CPI entities which engage in full service global tours, provide certain artist services and invest in theatrical productions.

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

Our capital expenditures consisted of the following:

	Nine Months Ended September 30,
(in thousands)	2007	2006
Maintenance capital expenditures	$30,695	$40,786
Revenue generating capital expenditures	36,250	10,244

Total capital expenditures	$66,945	$51,030

While maintenance capital expenditures for the first nine months of 2007 reflect a decrease over the same period of the prior year, we expect the level of maintenance capital expenditures for the full year to be approximately $50.0 million which is consistent with 2006 total expenditures. We continue to improve the audience experience at our owned and/or operated venues.

We expect the level of revenue generating capital expenditures for the full year to significantly increase over 2006 primarily due to the timing of capital expenditures associated with the development and renovation of various venues including The Point in Ireland and the House of Blues club in Dallas. In addition, we expect to invest additional capital in transforming our venues into wired studios to expand on the distribution opportunities of the live concert experience. Revenue generating capital expenditures increased during the first nine months of 2007 as compared to the same period of the prior year primarily due to the development of the House of Blues club in Dallas, the acquisition of an additional portion of the land on which we annually stage our Reading Festival and the wiring of our venues into live studios.

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

Cash Flows

	Nine Months Ended September 30,
(in thousands)	2007	2006
Cash provided by (used in):
Operating activities	$34,362	$101,185
Investing activities	$(59,838)	$(9,502)
Financing activities	$63,011	$1,238

Operating Activities

Cash provided by operations was $34.4 million for the nine months ended September 30, 2007, compared to $101.2 million for the nine months ended September 30, 2006. The $66.8 million decrease in cash provided by operations primarily resulted from changes in the event-related operating accounts which are dependent on the number and size of events for upcoming periods. We paid more accrued event related expenses during the first nine months of 2007 as compared to the same period of 2006 resulting in a decrease to cash provided by operating activities. In addition, the accounts receivable increase was higher due to the timing and number of events in the first nine months of 2007 as compared to the same period of 2006 resulting in a decrease to cash provided by operations. Finally, the other assets increase was higher primarily due to advances under long-term artist arrangements resulting in a decrease to cash provided by operating activities. Conversely, we received more deferred revenue in the first nine months of 2007 as compared to the same period of 2006 resulting in an increase to cash provided by operations. These changes in event-related operating accounts are impacted by the timing, size and number of events related to music activity in the period.

Investing Activities

Cash used in investing activities was $59.8 million for the nine months ended September 30, 2007, as compared to $9.5 million for the nine months ended September 30, 2006. The $50.3 million increase in cash used in investing activities is primarily due to our acquisitions of an interest in AMG, and the remaining interests in HOB Canada, Musictoday and CPI during 2007. In addition, our capital expenditures increased during the nine months ended September 30, 2007 as compared to the same period of the prior year primarily due to the development of the House of Blues club in Dallas, the acquisition of an additional portion of the land on which we annually stage our Reading Festival and the wiring of our venues into live studios. These increases were partially offset by higher proceeds received from the divestiture of the Apollo Hammersmith and Forum mid-sized venues in London, Donington Park in Leicestershire, England, seven small-sized music venues in London, an office building in San Francisco, the Starwood Amphitheater in Nashville, our remaining 50.1% interest in the production of Phantom: The Las Vegas Spectacular and a small-sized music venue in Cleveland, Ohio.

Financing Activities

Cash provided by financing activities was $63.0 million for the nine months ended September 30, 2007, as compared to $1.2 million for the nine months ended September 30, 2006. The $61.8 million increase in cash provided by financing activities was primarily a result of proceeds received from the issuance of our 2.875% convertible notes partially offset by net payments made on our revolving credit facility.

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

Foreign Currency Risk

We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported operating income of $78.5 million for the nine months ended September 30, 2007. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the nine months ended September 30, 2007 by $7.8 million. As of September 30, 2007, our primary foreign exchange exposure included the Euro, British Pound, Swedish Kroner and Canadian Dollar.

This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities.

Occasionally, we will use forward currency contracts to reduce our exposure to foreign currency risk. The principal objective of such contracts is to minimize the risks and/or costs associated with artist fee commitments. At September 30, 2007, we had no outstanding forward currency contracts.

Interest Rate Risk

Our market risk is also affected by changes in interest rates. We had $773.4 million total debt outstanding as of September 30, 2007. Of the total amount, we have interest rate hedges with an aggregate notional amount of $162.5 million, an additional interest rate swap with a notional amount of $29.3 million, $276.5 million of fixed rate debt and $305.1 million of floating-rate debt.

Based on the amount of our floating-rate debt as of September 30, 2007, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $0.8 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of September 30, 2007 with no subsequent change in rates for the remainder of the period.

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

In March 2006, we entered into two separate interest rate swaps for which we purchased a series of interest rate caps and sold a series of interest rate floors with a $162.5 million aggregate notional amount that effectively converts a portion of our floating-rate debt to a fixed-rate basis. These agreements expire in March 2009. The fair value of these agreements at September 30, 2007 was a liability of $0.9 million. These agreements were put in place to eliminate or reduce the variability of a portion of the cash flows from the interest payments related to the senior secured credit facility. The terms of the senior secured credit facility required that an interest rate swap be put in place for at least 50% of the original $325 million senior term loan and for at least three years.

As part of the acquisition of AMG, we now have interest rate swap agreements with a $29.3 million aggregate notional amount that effectively converts a portion of our floating-rate debt to a fixed-rate basis. These agreements expire in January 2015. These interest rate swap agreements have not been designated as hedging instruments. Therefore, any change in fair value is recorded in earnings during the period of the change.

In July 2007, we issued $220.0 million of convertible senior notes due 2027. Beginning with the period commencing on July 20, 2014 and ending on January 14, 2015, and for each of the interest periods commencing thereafter, we will pay contingent interest on the notes if the average trading price of the notes during the five consecutive trading days ending on the second trading day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the notes. The contingent interest payable per note will equal 0.25% per year of the average trading price of such note during the applicable five trading-day reference period, payable in arrears.

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is as follows:

Nine Months Ended September 30,		Year Ended December 31,
2007	2006	2006	2005	2004	2003	2002
1.51	1.63	0.96	0.07	1.18	2.04	1.40

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

Stock-Based Compensation

As of September 30, 2007, there was $21.1 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements for stock options and restricted stock awards. This cost is expected to be recognized over the next four years.

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

In August 2007, the FASB issued for comment an exposure draft of a proposed FASB Staff Position APB 14-a (“Proposed FSP”) that would change the accounting for certain convertible debt instruments, including our 2.875% convertible senior notes. Under the proposed new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the proposed new rules for our 2.875% convertible senior notes is that the equity component would be included in the additional paid-in capital section of shareholders’ equity on our balance sheet and the value of the equity component would be treated as an original issue discount for purposes of accounting for the debt component of the 2.875% convertible senior notes. Higher interest expense would result by recognizing the accretion of the discounted carrying value of the 2.875% convertible senior notes to their face amount as interest expense over the expected term of the 2.875% convertible senior notes using an effective interest rate method of amortization. This Proposed FSP, if issued in its current state, would be effective for fiscal years beginning after December 15, 2007, would not permit early application and would be applied retrospectively to all periods presented. We are currently evaluating the proposed new rules and its impact on our current accounting for the 2.875% convertible senior notes. However, if the Proposed FSP is adopted in its current form, we expect to recognize additional interest expense starting in 2008 due to the interest expense accretion associated with the 2.875% convertible senior notes and to report greater than previously reported interest expense due to retrospective application.

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

Based on their evaluation as of September 30, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

We were a defendant in a lawsuit filed by Malinda Heerwagen on June 13, 2002, in the U.S. District Court for the Southern District of New York. The plaintiff, on behalf of a putative class consisting of certain concert ticket purchasers, alleged that anti-competitive practices for concert promotion services by us nationwide caused artificially high ticket prices. On August 11, 2003, the Court ruled in our favor, denying the plaintiff’s class certification motion. The plaintiff appealed this decision to the U.S. Court of Appeals for the Second Circuit. On January 10, 2006, the U.S. Court of Appeals for the Second Circuit affirmed the ruling in our favor by the District Court. On January 17, 2006, the plaintiff filed a Notice of Voluntary Dismissal of her action in the Southern District of New York.

We are a defendant in twenty-two putative class actions filed by different named plaintiffs in various U.S. District Courts throughout the country. The claims made in these actions are substantially similar to the claims made in the Heerwagen action described above, except that the geographic markets alleged are regional, statewide or more local in nature, and the members of the putative classes are limited to individuals who purchased tickets to concerts in the relevant geographic markets alleged. The plaintiffs seek unspecified compensatory, punitive and treble damages, declaratory and injunctive relief and costs of suit, including attorneys’ fees. We have filed our answers in some of these actions, and we have denied liability. On December 5, 2005, we filed a motion before the Judicial Panel on Multidistrict Litigation to transfer these actions and any similar ones commenced in the future to a single federal district court for coordinated pre-trial proceedings. On April 17, 2006, the Panel granted our motion and ordered the consolidation and transfer of the actions to the U.S. District Court for the Central District of California. On June 4, 2007, the Court conducted a hearing on the plaintiffs’ motion for class certification. On June 25, 2007, the Court entered an Order to stay all proceedings in the case pending the Court’s ruling on the plaintiffs’ motion for class certification. On October 22, 2007, the Court ruled in the plaintiffs’ favor, granting the plaintiffs’ motion for class certification and certifying a class in the Chicago, New England, New York/New Jersey, Colorado and Southern California regional markets. On November 5, 2007, we filed a Petition for Permission to Appeal from Order Granting Class Certification with the U.S. District Court of Appeals for the Ninth Circuit. At a status conference conducted on November 5, 2007, the U.S. District Court extended its stay of all proceedings pending further developments in the U.S. Court of Appeals for the Ninth Circuit. We intend to vigorously defend all claims in all of the actions.

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

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our 2006 Annual Report on Form 10-K describes some of the risks and uncertainties associated with our business which have the potential to materially affect our business, financial condition or results of operations. Other than the risk factors listed below, we do not believe that there have been any material changes to the risk factors previously disclosed in our 2006 Annual Report on Form 10-K and in our 2007 Quarterly Reports on Form 10-Q.

Risks Relating to Our Leverage

We have a large amount of debt, redeemable preferred stock and lease obligations that could restrict our operations and impair our financial condition .

As of September 30, 2007, our total indebtedness for borrowed money, including our redeemable preferred stock, was approximately $813.4 million. Our available borrowing capacity under the revolving portion of our senior secured credit facility is approximately $241.1 million, with sub-limits up to $235.0 million available for letters of credit. At September 30, 2007, outstanding letters of credit were approximately $43.9 million. We may incur substantial additional indebtedness in the future.

Our substantial indebtedness could have adverse consequences, including:

•	making it more difficult for us to satisfy our obligations;

•	increasing our vulnerability to adverse economic, regulatory and industry conditions;

•	limiting our ability to obtain additional financing for future working capital, capital expenditures, mergers and other purposes;

•	requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations and other purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	making us more vulnerable to increases in interest rates;

•	placing us at a competitive disadvantage compared to our competitors that have less debt; and

•	having a material adverse effect on us if we fail to comply with the covenants in the indenture relating to the notes or in the instruments governing our other debt and preferred stock.

To service our debt, preferred stock and lease obligations and to fund potential acquisitions and capital expenditures, we will require a significant amount of cash, which depends on many factors beyond our control.

As of September 30, 2007, approximately $39.4 million of our total indebtedness (excluding interest) is due in 2007, $22.5 million is due in the aggregate for 2008 and 2009, $66.7 million is due in the aggregate for 2010 and 2011 and $684.8 million is due thereafter.

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

Risks Relating to the 2.875% Convertible Senior Notes

We may not have the funds necessary to finance the repurchase of the notes or to pay the cash payable upon a conversion (if we make the net share settlement election), or we may otherwise be restricted from making such payments, which may increase your credit risk.

On July 15, 2014, July 15, 2017 and July 15, 2022, or in the event of a fundamental change (as defined in the indenture governing the notes), holders may require us to repurchase their notes at a price of 100% of the principal amount of the notes, plus accrued and unpaid interest, including contingent interest and additional amounts, to the repurchase date. In addition, at any time on or prior to June 15, 2027, we may irrevocably elect net share settlement of the notes, and thereafter we will be required to make a cash payment of up to $1,000 for each $1,000 in principal amount of notes converted. However, it is possible that we will not have sufficient funds available at such time to make the required repurchase or settlement of converted notes. In addition, some of our existing financing agreements contain, and any future credit agreements or other agreements relating to our indebtedness could contain, provisions prohibiting the repurchase of the notes under certain circumstances, or could provide that a fundamental change constitutes an event of default under that agreement, restrict our ability to make cash payments upon conversion of the notes or restrict the ability of our subsidiaries to make funds available to us for that purpose. If any agreement governing our indebtedness prohibits or otherwise restricts us from repurchasing the notes or making the cash payment upon conversion when we become obligated to do so, we could seek the consent of the lenders to repurchase the notes or settle the conversion or attempt to refinance the other debt. If we do not obtain such a consent or refinance the debt, we would not be permitted to repurchase the notes or settle the conversion without potentially causing a default under the other debt. Our failure to repurchase tendered notes or to pay any cash payable on a conversion would constitute an event of default under the indenture, which might constitute a default under the terms of our other indebtedness.

The additional shares of common stock payable on any notes converted in connection with specified corporate transactions may not adequately compensate holders of notes for any loss they may experience as a result of such specified corporate transactions.

If certain specified corporate transactions occur on or prior to July 15, 2014, we will under certain circumstances increase the conversion rate on notes converted in connection with the specified corporate transaction by a number of additional shares of common stock. The number of additional shares of common stock will be determined based on the date on which the specified corporate transaction becomes effective and the price paid per share of our common stock in the specified corporate transaction. The additional shares of common stock issuable upon conversion of the notes in connection with a specified corporate transaction may not adequately compensate holders of notes for any loss they may experience as a result of such specified corporate transaction. Furthermore, holders of notes will not receive the additional consideration payable as a result of the increase in the conversion rate until the effective date of the specified corporate transaction or later, which could be a significant period of time after holders of notes have tendered their notes for conversion. If the specified corporate transaction occurs after July 15, 2014, or if the price paid per share of our common stock in the specified corporate transaction is less than the common stock price at the date of issuance of the notes or above a specified price, there will be no increase in the conversion rate. In addition, in certain circumstances upon a change of control arising from our acquisition by a public company, we may elect to adjust the conversion rate and, if we so elect, holders of notes will not be entitled to the increase in the conversion rate determined as described above.

We may enter into future acquisitions and take certain actions in connection with such acquisitions that could affect the price of our common stock, and, therefore, the value of the notes.

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

Such actions by us could harm our results from operations and adversely affect the price of our common stock. Since the notes are convertible into our common stock (or, at our election, cash in an amount derived from the value of our common stock), an adverse effect on the price of our common stock could have a similar effect on the value of our notes.

The conditional conversion feature of the notes could result in holders of notes receiving less than the value of the common stock for which a note would otherwise be convertible.

Prior to July 15, 2027, the notes are convertible for shares of our common stock (or cash or a combination of cash and shares of our common stock) only if specified conditions are met. If the specific conditions for conversion are not met, holders of notes will not be able to convert their notes, and they may not be able to receive the value of the common stock or cash and common stock, as applicable, for which the notes would otherwise be convertible.

Upon conversion of the notes, holders of notes may receive less proceeds than expected because the value of our common stock may decline after the exercise of the conversion right.

If we elect to settle conversions other than solely in shares of common stock, including by making a net share settlement election, the conversion value that holders of notes will receive upon conversion of their notes are in part determined, subject to certain exceptions, by the average of the last reported sale prices of our common stock for the 20 trading days beginning on the second trading day immediately following the day the notes are tendered for conversion, or, if tendered within 20 days leading up to the maturity date or a specified redemption date, beginning on the fifth day following the maturity date or the redemption date. Accordingly, if the price of our common stock decreases after holder of notes tender their notes for conversion, the conversion value they will receive may be adversely affected.

The notes do not have the benefit of restrictive covenants.

The indenture governing the notes does not contain any financial or operating covenants or restrictions on the payment of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us or any of our subsidiaries. The indenture contains no covenants or other provisions to afford protection to holders of the notes in the event of a fundamental change involving us except for specified purchase rights and conversion rate adjustments. As a result, we may take actions that could adversely affect the value of the notes. In the event of a fundamental change, the terms of the notes require us to purchase the notes for cash. A takeover of us would trigger the requirement that we purchase the notes. This may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.

The conversion rate of the notes may not be adjusted for all dilutive events.

The conversion rate of the notes is subject to adjustment only for certain specified events, including, but not limited to, the issuance of stock dividends on our common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness or assets, cash dividends and certain issuer tender or exchange offers. However, the conversion rate will not be adjusted for other events, such as an issuance of common stock for cash or acquisition, that may adversely affect the trading price of the notes or the common stock, or for a third-party tender offer.

Some significant restructuring transactions may not constitute a fundamental change, in which case we would not be obligated to offer to repurchase the notes.

Upon the occurrence of a fundamental change, holders of notes have the right to require us to repurchase their notes. However, the fundamental change provisions will not afford protection to holders of notes in the event of certain transactions. For example, transactions such as leveraged recapitalizations, refinancings, restructurings or acquisitions initiated by us may not constitute a fundamental change requiring us to repurchase the notes. In the event of any such transaction, the holders would not have the right to require us to repurchase the notes, even though each of these transactions could increase the amount of our indebtedness or otherwise adversely affect our capital structure or any credit ratings, thereby adversely affecting the holders of notes.

We have not registered the notes or the shares of common stock issuable upon conversion, which will limit the ability to resell them.

We have agreed to use commercially reasonable efforts to cause a shelf registration statement covering resales of the notes and our common stock issuable upon conversion of the notes to become effective under the Securities Act within 210 days from the issue date. Until the notes and our common stock issued upon conversion of the notes are sold pursuant to the shelf registration statement, holders of notes may transfer or resell the notes only in a transaction exempt from the registration under the Securities Act and applicable state securities laws. Although we are obligated to attempt to register resales of the notes and our common stock issuable upon the conversion of the notes under the Securities Act, no assurances can be given as to the ability of holders to sell their notes or the common stock issuable upon conversion of the notes.

The notes may receive a lower rating than anticipated by investors, which may affect their trading price.

If one or more rating agencies rate the notes and assign to the notes a lower rating than is expected by investors, or reduce their rating in the future, the trading price of the notes would be negatively affected.

Conversion of the notes may dilute the ownership interest of existing stockholders, including holders who have previously converted their notes, and may affect our per share results and the trading price of our common stock.

The issuance of shares of our common stock upon conversion of the notes may dilute the ownership interests of existing stockholders, including holders who have previously converted their notes. Issuances of stock on conversion may also affect our per share results of operations. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock.

Because we have the option to irrevocably elect net share settlement of the notes, we will be subject to the accounting method for convertible debt securities with net share settlement, and such accounting method may be subject to change, which may adversely affect our results of operation.

At any time on or prior to June 15, 2027, we may irrevocably elect the net share settlement of our conversion obligation with respect to the notes to be converted after the date of such election. The accounting method for net share settled securities is being reviewed. One proposed method for accounting for net share settled securities bifurcates and accounts for the debt and equity components of the security separately. The effect of this proposal is that the equity component would be accounted for as an original issue discount and would be included in the paid-in-capital section of stockholders’ equity on an issuer’s balance sheet. Income available to our common stockholders would be lower by recognizing accretion of the discounted carrying value of the convertible debt security to its face amount as additional interest expense.

We cannot predict the outcome of these deliberations and whether they will require that net share settled securities be accounted for under the existing method, the proposed method described above or some other method and when any change would be implemented or whether it would be implemented retroactively or prospectively.

We also cannot predict any other changes in generally accepted accounting principles that may be made affecting accounting for convertible debt securities. Any change in the accounting method for convertible debt securities could have an adverse impact on our reported or future financial results. These impacts could adversely affect the trading price of our common stock and in turn negatively impact the trading price of the notes.

Risks Relating to Our Business

Doing business in foreign countries creates risks not found in doing business in the United States.

Our international operations accounted for approximately 32% of our revenues in the first nine months of 2007 and 28% in 2006. The risks involved in foreign operations that could result in losses against which we are not insured include:

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

In addition, we may incur substantial tax liabilities if we repatriate any of the cash generated by our international operations back to the United States due to our current inability to recognize any foreign tax credits that would be associated with such repatriation. We currently expect that we will repatriate some of the cash generated by our international operations at some point and to use certain of our substantial net operating losses to offset associated tax liabilities. We are not currently in a position to recognize any tax assets in the United States that are the result of payments of income or withholding taxes in foreign jurisdictions.

Risks Relating to Our Common Stock

Future sales or other issuances of our common stock could adversely affect its market price.

We have a large number of shares of common stock outstanding and available for resale beginning at various points in time in the future. Sales of a substantial number of shares of our common stock in the public market, or the possibility that these sales may occur, could cause the market price for our common stock to decline. As of September 30, 2007, there were 72,080,308 shares of our common stock outstanding. As of September 30, 2007, there were 34,000 shares of common stock issuable upon the exercise of options outstanding at a weighted average exercise price of $10.60 per share.

We continually explore acquisition opportunities consistent with our strategy. These acquisitions may involve the payment of cash, the incurrence of debt or the issuance of common stock or other securities. Any such issuance could be at a valuation lower than the trading price of our common stock at the time. We cannot assure you that any potential acquisitions will be consummated.

The price of our common stock could also be affected by possible sales of our common stock by investors who view the notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that may develop involving our common stock. The hedging or arbitrage could, in turn, affect the trading prices of the notes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 18, 2007, in connection with our acquisition of the remaining 49% interest in Musictoday, we issued 453,943 shares of our common stock to one entity and five individuals who were the sellers of the remaining interest with a value of $10.0 million. The shares have not been registered under the Securities Act of 1933, as amended (Securities Act), and were issued in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D. The membership interest purchase agreement contained representations from the holders of the shares to support our reasonable belief that the holders acquired the shares for their own accounts and not with a view to distribution, and that the holders are “accredited investors” as defined in Regulation D.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

4.1	Indenture related to the 2.875% Convertible Senior Notes, due 2027, dated as of July 16, 2007, between Live Nation, Inc. and Wells Fargo Bank, N.A., as trustee (including form of 2.875% Convertible Senior Note due 2027) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 16, 2007)

4.2	Registration Rights Agreement, dated as of July 16, 2007, among Live Nation, Inc. and Banc of America Securities LLC, J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 16, 2007)

4.3	Lockup and Registration Rights Agreement, dated September 12, 2007, by and among Live Nation, Inc., SAMCO Investments Ltd., and Michael Cohl (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 13, 2007)

10.1	Amended and Restated Credit Agreement, dated as of June 29, 2007, among Live Nation, Inc., Live Nation Worldwide, Inc. and the foreign borrowers party thereto, as Borrowers, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, Bank of America, N.A., as Syndication Agent, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Co-Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 3, 2007)

10.2	Amended and Restated Guarantee and Collateral Agreement, dated as of June 29, 2007, among Live Nation, Inc., Live Nation Worldwide, Inc., the other subsidiaries of Live Nation, Inc. identified therein and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 3, 2007)

10.3	Amended and Restated Certificate of Incorporation of Live Nation Holdco #2, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 3, 2007)

10.4	Stock Purchase Agreement, dated September 12, 2007, by and among Live Nation, Inc., Live Nation Worldwide, Inc., SAMCO Investments Ltd., Michael Cohl, Concert Productions International Inc., the other sellers identified on Exhibit A to the Stock Purchase Agreement, CPI Entertainment Content (2005), Inc., CPI Entertainment Content (2006), Inc., Grand Entertainment (ROW), LLC, CPI International Touring Inc. and CPI Touring (USA), Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 13, 2007)

10.5	Services Agreement, dated September 12, 2007, by and among Live Nation Worldwide, Inc., KSC Consulting (Barbados) Inc., CPI Entertainment Content (2005), Inc., CPI Entertainment Content (2006), Inc., Grand Entertainment (ROW), LLC, CPI International Touring Inc. and CPI Touring (USA), Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 13, 2007)

10.6	Trust Agreement dated September 12, 2007, by and among Live Nation, Inc., Samco Investments Ltd., Michael Cohl and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 13, 2007)

10.7	Employment Agreement effective September 1, 2007 by and between Live Nation Music (UK) Limited and Alan B. Ridgeway (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed September 24, 2007)

10.8	Employment Agreement effective September 1, 2007 by and between Live Nation Worldwide, Inc. and Elizabeth K. (Kathy) Willard (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed September 24, 2007)

10.9	Amended and Restated Employment Agreement effective as of January 1, 2007 by and between Live Nation Worldwide, Inc. and Michael Rapino (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 9, 2007)

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2007.

LIVE NATION, INC.

By:	/s/ Kathy Willard
Kathy Willard
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

4.1	Indenture related to the 2.875% Convertible Senior Notes, due 2027, dated as of July 16, 2007, between Live Nation, Inc. and Wells Fargo Bank, N.A., as trustee (including form of 2.875% Convertible Senior Note due 2027) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 16, 2007)

4.2	Registration Rights Agreement, dated as of July 16, 2007, among Live Nation, Inc. and Banc of America Securities LLC, J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 16, 2007)

4.3	Lockup and Registration Rights Agreement, dated September 12, 2007, by and among Live Nation, Inc., SAMCO Investments Ltd., and Michael Cohl (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 13, 2007)

10.1	Amended and Restated Credit Agreement, dated as of June 29, 2007, among Live Nation, Inc., Live Nation Worldwide, Inc. and the foreign borrowers party thereto, as Borrowers, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, Bank of America, N.A., as Syndication Agent, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Co-Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 3, 2007)

10.2	Amended and Restated Guarantee and Collateral Agreement, dated as of June 29, 2007, among Live Nation, Inc., Live Nation Worldwide, Inc., the other subsidiaries of Live Nation, Inc. identified therein and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 3, 2007)

10.3	Amended and Restated Certificate of Incorporation of Live Nation Holdco #2, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 3, 2007)

10.4	Stock Purchase Agreement, dated September 12, 2007, by and among Live Nation, Inc., Live Nation Worldwide, Inc., SAMCO Investments Ltd., Michael Cohl, Concert Productions International Inc., the other sellers identified on Exhibit A to the Stock Purchase Agreement, CPI Entertainment Content (2005), Inc., CPI Entertainment Content (2006), Inc., Grand Entertainment (ROW), LLC, CPI International Touring Inc. and CPI Touring (USA), Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 13, 2007)

10.5	Services Agreement, dated September 12, 2007, by and among Live Nation Worldwide, Inc., KSC Consulting (Barbados) Inc., CPI Entertainment Content (2005), Inc., CPI Entertainment Content (2006), Inc., Grand Entertainment (ROW), LLC, CPI International Touring Inc. and CPI Touring (USA), Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 13, 2007)

10.6	Trust Agreement dated September 12, 2007, by and among Live Nation, Inc., Samco Investments Ltd., Michael Cohl and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 13, 2007)

10.7	Employment Agreement effective September 1, 2007 by and between Live Nation Music (UK) Limited and Alan B. Ridgeway (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed September 24, 2007)

10.8	Employment Agreement effective September 1, 2007 by and between Live Nation Worldwide, Inc. and Elizabeth K. (Kathy) Willard (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed September 24, 2007)

10.9	Amended and Restated Employment Agreement effective as of January 1, 2007 by and between Live Nation Worldwide, Inc. and Michael Rapino (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 9, 2007)

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

*	Filed herewith.

**	Furnished herewith.