Form 10-K
period 2007-12-31
Live Nation, Inc.
filed 2008-02-29
CIK 1335258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007,

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 001-32601

LIVE NATION, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3247759
(State of Incorporation)	(I.R.S. Employer Identification No.)

9348 Civic Center Drive

Beverly Hills, CA 90210

(Address of principal executive offices, including zip code)

(310) 867-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $.01 Par Value per Share; Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

On June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock beneficially held by non-affiliates of the registrant was approximately $1.2 billion. (For purposes hereof, directors, executive officers and 10% or greater shareholders have been deemed affiliates).

On February 22, 2008, there were 74,938,143 outstanding shares of the registrant’s common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement for the 2008 Annual Meeting, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

LIVE NATION, INC.

PART I

“Live Nation” (which may be referred to as the “Company”, “we”, “us” or “our”) means Live Nation, Inc. and its subsidiaries, or one of our segments or subsidiaries, as the context requires.

Special Note About Forward-Looking Statements

Certain statements contained in this Form 10-K (or otherwise made by us or on our behalf from time to time in other reports, filings with the Securities and Exchange Commission, news releases, conferences, internet postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, notwithstanding that such statements are not specifically identified. Forward-looking statements include, but are not limited to, statements about our financial position, business strategy, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition, the effects of future legislation or regulations and plans and objectives of our management for future operations. We have based our forward-looking statements on our beliefs and assumptions based on information available to us at the time the statements are made. Use of the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “outlook,” “could,” “target,” “project,” “seek,” “predict,” or variations of such words and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

Our Company

We are the world’s largest live music company. Globally, we own, operate, have booking rights for and/or have an equity interest in more than 155 venues, including House of Blues® music venues and prestigious locations such as The Fillmore in San Francisco, Nikon at Jones Beach Theater in New York and London’s Wembley Arena. In addition, we also produce, promote or host theatrical, specialized motor sports and other live entertainment events. In 2007, we connected over 64 million fans, including over 45 million live music fans, with their favorite performers at approximately 28,000 events in 18 countries around the world.

Our principal executive offices are located at 9348 Civic Center Drive, Beverly Hills, California 90210 (telephone: 310-867-7000). Our principal website is www.livenation.com. Live Nation is listed on the New York Stock Exchange, trading under the symbol “LYV”.

Our Strategy

Our strategy is to connect the artist to the fan. We believe that this focus will enable us to increase shareholder value by developing new ancillary revenue streams around the live music event and the artist themselves. We will continue to focus on our live music assets. We plan to expand our business through building a stronger connection with the fan through the live event and our ticketing platform. We will seek to connect corporate sponsors with this fan through the live music experience. We have begun, and will continue, to execute on this strategy through pursuing the objectives listed below.

•

Improve the Profitability of Our Existing Core Business. We continue to be focused on improving the profitability of our existing core live music operations by implementing strategies to increase ancillary sales per fan at all events and at all venues we operate in, as well as striving to be the low-cost operator.

•

Extend Relationships with Artists and Sponsors. We seek to develop deeper relationships with touring artists centered on the live music event. We plan to expand our relationship with the artist through longer-term and broader relationships by providing more services and partnering with the artist to grow their music properties. We believe that we should be able to expand the business lines related to the live music event, such as the sale of tour merchandise and live concert DVDs as well as providing other products and services to fans and artists both before and after the concert, including the development of artist fan clubs and websites. We also believe that we have an opportunity to expand our relationship with corporate sponsors by providing strategic programs that deliver more value to the sponsor through our unique relationship to the music fan and to the artist and by utilizing our distribution network of venues and our extensive online presence.

•

Develop Ticketing and Online Services. Our goal is to have a direct relationship with the music fan through managing our own ticketing platform and to be the leading online live music destination website. Our database of customer contacts has grown to a database of 23 million customers since 2005, and in 2007 we rolled out local versions of www.livenation.com to our international operations. Currently, our website offers comprehensive information about live concerts, regardless of whether they are Live Nation promoted events, and access to tickets and artist merchandise. We seek to continue to drive the growth of our website by expanding our online offering to increase traffic and generating incremental revenue from additional ticket sales, merchandise sales, online advertising and other goods and services.

•

Increase Our Global Live Music Platform. We plan to expand our promoter presence to include the top music markets and population centers around the world. We currently operate in 19 global markets. Our focus internationally is on increasing our promoter presence. We intend to expand our North American platform in key larger markets through ownership or operation of key venues and by growing our festival presence.

•

Divest Non-Core Assets. We are focused on building our live music business and ancillary services in major music markets around the world. As a result, we expect, where it is economically justifiable, to continue to divest non-live music related assets and/or underperforming live music assets and use the net proceeds to re-invest in our core live music business, repay outstanding indebtedness or for general corporate purposes.

In order to achieve our objectives and successfully implement our strategies, we have made, and expect to continue to pursue, investments, acquisitions and divestitures that contribute to the above goals where the valuations, returns and growth potential are consistent with our long-term goal of increasing shareholder value.

Our Assets

We believe we have a unique portfolio of assets that is unmatched in the live music industry.

•

Fans. During 2007, our events and venues were attended by over 64 million fans, including over 45 million live music fans. Our database includes contact information for 23 million fans, providing us with the means to efficiently market our shows to these fans as well as offer them other music related products and services. This database is an invaluable asset that we are able to use to service our artists and corporate clients.

•

Artists. We have extensive relationships with artists ranging from those acts that are just beginning their careers to superstars. In 2007, we promoted shows or tours for over 1,500 artists globally. We believe our artist relationships are a competitive advantage and will help us pursue our strategy to develop additional ancillary revenue streams around the live music event and the artists themselves.

•

Distribution Network. We believe that our extensive global distribution network of promoters, venues and festivals provides us with a strong position in the live music industry. We believe we have one of the largest global networks of music promoters in the world, with offices in 27 cities in North America and a total of 18 countries worldwide. In addition, we own, operate, have booking rights and/or have an equity interest in over 155 venues located across six countries at December 31, 2007, making us, we believe, the second largest operator of entertainment venues in the world. We also believe that we produce one of the largest networks of music festivals in the world with over 20 festivals globally.

•

Sponsors. We employed a sales force of approximately 250 people that worked with over 500 sponsors during 2007, through a combination of local venue related deals and national deals, both in North America and internationally. Our sponsors include some of the most well-recognized national and global brands including Rogers Communications, AT&T, Nokia and our newly announced relationship with Citi®.

•

Employees. At December 31, 2007, we employed approximately 4,700 full-time employees who are dedicated to providing first-class service to our artists, fans and corporate sponsors. Many of our employees have decades of experience in promoting and producing live concerts, as well as operating live entertainment venues.

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

Live Music Industry

The live music industry includes concert promotion and/or production. According to Pollstar, North American gross concert revenue increased from $3.1 billion in 2005 to $3.9 billion in 2007, a compound annual growth rate of approximately 12%. Excluding the impact of acquisitions, in the 2005 to 2007 period, our North American Music, International Music and Global Artists revenue, comprised primarily of gross concert related revenue, increased from $2.4 billion to $3.1 billion, a compound annual growth rate of 16%. We believe this growth was primarily due to increasing ticket prices for top-grossing acts and the desire of these acts such as Madonna, The Rolling Stones and U2, to tour.

Typically, to initiate live entertainment events or tours, booking agents directly contract with performers to represent them for defined periods. Booking agents then contact promoters, who will contract with them or directly with performers to arrange events. Booking agents generally receive fixed or percentage fees from performers for their services. Promoters earn revenue primarily from the sale of tickets. Performers are paid by the promoter under one of several different formulas, which may include fixed guarantees and/or a percentage of ticket sales or event profits. In addition, promoters may also reimburse performers for certain costs of production, such as sound and lights. Under guaranteed payment formulas, promoters assume the risks of unprofitable events. Promoters may renegotiate lower guarantees or cancel events because of insufficient ticket sales in order to reduce their losses. Promoters can also reduce the risk of losses by entering into global or national touring agreements with performers and including the right to offset lower performing shows with higher performing shows on the tour in the determination of overall artist fees.

For music tours, one to four months typically elapse between booking performers and the first performances. Promoters, in conjunction with performers, managers and booking agents, set ticket prices and advertise events. Promoters market events, sell tickets, rent or otherwise provide venues (if not provided by booking agents) and arrange for local production services, such as stages and sets.

Venue operators typically contract with promoters to rent their venues for specific events on specific dates. Venue operators provide services such as concessions, parking, security, ushering and ticket-taking, and receive some or all of the revenue from concessions, merchandise, sponsorships, parking and premium seats. For the events they host, venue operators typically receive fixed fees or percentages of ticket sales, as well as percentages of total concession sales from the vendors and percentages of total merchandise sales from the merchandisers.

Theatrical Industry

The theatrical industry includes groups engaged in promoting, which is generally referred to in the theatrical industry as “presenting,” and producing live theatrical presentations. According to data from members of The Broadway League, gross ticket sales for the North American theatrical industry of touring Broadway theatrical performances has increased from $934 million during the 2004-05 season to $950 million during the 2006-07 season, a compound annual growth rate of 1%. In the 2005 to 2007 period, our global theatrical revenue increased from $339.4 million to $362.4 million, a compound annual growth rate of 3%.

Live theater consists mainly of productions of existing musicals and dramatic works and the development of new works. While musicals require greater investments of time and capital than dramatic productions, they are more likely to become touring theatrical shows. Producers of touring theatrical shows first acquire the rights to works from their owners, who typically receive royalty payments in return. Producers then assemble casts, hire directors and arrange for the design and construction of sets and costumes. Producers also arrange transportation and schedule shows with local presenters. Local presenters, who generally operate or have relationships with venues, provide all local services such as selling tickets, hiring local personnel, buying advertising and paying fixed guarantees to producers. Presenters then have the right to recover the guarantees plus their local costs from ticket revenue. Presenters and producers typically share any remaining show profit. In order to secure exclusive touring rights, investors may take equity positions in Broadway (New York) or West End (London) shows. Touring rights are generally granted to investors for three to four years.

Other

Specialized Motor Sports Industry

The specialized motor sports industry includes promoters and producers of specialized motor sports events. Typical events include motorcycle road racing, supercross racing, monster truck shows, freestyle motocross events and other similar events. In general, in most markets where we operate we produce one to four motor sports events each year, with larger markets hosting more events. Venue operators of stadiums and arenas typically work with producers and promoters to schedule individual events or full seasons of events. Corporate sponsorships and television exposure are important financial components that contribute to the success of a single event or a season of events.

Specialized motor sports events make up a growing segment of the live entertainment industry. This growth has resulted from additional demand in existing markets and new demand in markets, including Europe, where arenas and stadiums have been built. The increasing popularity of specialized motor sports over the last several years has coincided with the increased popularity of other professional motor sports events, such as professional auto racing, including the National Association for Stock Car Auto Racing, or NASCAR, and the Indy Racing League, or IRL. A number of events are also broadcast domestically and internationally.

Our Business

We operate in five reportable business segments: North American Music, International Music, Global Artists, Global Digital and Global Theater. In addition, we operate in the specialized motor sports, sports representation and other businesses, which are included under “other.”

Information related to these operating segments and other operations for 2007, 2006 and 2005 is included in Note 16—Segment Data in the Notes to Consolidated and Combined Financial Statements in Item 8.

North American Music. Our North American Music business principally involves the promotion of live music shows in our owned and/or operated venues and in rented third-party venues. During 2007, our North American Music business generated approximately $2.0 billion, or 47%, of our total revenue. We promoted over 10,000 North American live music events in 2007, including artists such as Van Halen, Dave Matthews Band and Kenny Chesney.

International Music. Our International Music business principally involves the promotion of live music shows in our owned and/or operated venues and in rented third-party venues and the production of music festivals. For 2007, our International Music business generated approximately $1.1 billion, or 26%, of our total revenue. We promoted or produced over 2,500 live music events internationally in 2007, including artists such as Vasco Rossi, Michael Buble and Cirque De Soleil’s Delirium as well as several large festivals in Europe, such as Rock Werchter in Belgium, Lowlands Festival in Holland, and Reading Festival and Leeds Festival, both in the United Kingdom.

Global Artists. Our Global Artists business principally involves the production and/or promotion of global music tours as well as providing various services to artists, such as Madonna. During 2007, our Global Artists business generated approximately $640.6 million, or 15%, of our total revenue. We produced or promoted over 150 live music events in 2007, including tours for artists such as The Police, The Rolling Stones, Genesis and The Who.

Global Digital. Our Global Digital business principally involves the management of our in-house ticketing operations and online and wireless distribution activities, including the development of our website. Our Global Digital business generated approximately $11.4 million, or 0.3%, of our total revenue in 2007. Our online database includes the contact information for over 23 million fans as of December 31, 2007. We expect this business to expand as a result of both our licensing of a ticketing platform which allows us to begin selling tickets for 2009 events.

Global Theater. Our Global Theater business principally involves the presentation and/or production of theatrical performances in our owned and/or operated venues and in rented third-party venues. For 2007, our Global Theater business generated approximately $362.4 million, or 9%, of our total revenue. In 2007, we presented and/or produced over 5,000 theatrical performances such as tours of Chicago in the United Kingdom and our North American touring productions of The Lion King, Mamma Mia! and Spamalot.

Other. We promote and/or produce specialized motor sports events in rented third-party venues. During 2007, we held over 550 specialized motor sports events in stadiums, arenas and other venues including monster truck shows, supercross races, motocross races, freestyle motocross events, motorcycle road racing and dirt track motorcycle racing. For 2007, businesses included under “other” generated approximately $163.6 million, or 4%, of our total revenue.

Recent Acquisitions

Jackie Lombard. In January 2007, we acquired a 51% interest in Jackie Lombard Productions, one of the leading concert promoters in France.

TRUNK, Ltd. In April 2007, we acquired the remaining 49% interest in Cinq Group, LLC, which operates as TRUNK, Ltd. Trunk is a specialty merchandise company, located in the United States, which acquires licenses primarily from music artists to design, manufacture and sell merchandise through various distribution channels.

HOB Canada. In June 2007, we acquired the remaining 50% interest in House of Blues Concerts Canada, or HOB Canada. HOB Canada is a live music company located in Canada which operates or has booking rights for one amphitheater and three small-sized music venues in Toronto and Vancouver.

Academy Music Group. In July 2007, we completed our two-step acquisition of a 55.9% interest in Academy Music Holdings Limited, or AMG, through our joint venture with Gaiety Investments. We own 50.1% of this joint venture with Gaiety Investments. AMG owns and/or operates 12 music venues in the United Kingdom, including the Carling Academy Brixton and Shepherds Bush Empire.

Musictoday. In July 2007, we acquired the remaining 49% interest in Musictoday, LLC, a leader in connecting artists directly to their fans through online fan clubs, artist e-commerce and fulfillment and artist fan club ticketing.

Concert Productions International. In September 2007, we acquired the remaining interests in the touring business and several entities in the non-touring business of a commonly owned group of companies operating under the name of Concert Productions International, or CPI. Founded and led by entertainment industry veteran Michael Cohl, CPI provides full service global touring, having produced tours for top acts such as The Rolling Stones, Pink Floyd and U2. CPI has also developed additional revenue streams around the tours that it produces, such as VIP ticketing, fan clubs, merchandising and DVDs.

Anthill. In October 2007, we acquired Anthill Trading Ltd., a global merchandising company which represents some of the most prestigious icons and trademarked properties in music, entertainment and lifestyle. Anthill has relationships with over 50 artists, including The Police, AC/DC, Pink Floyd, Neil Young and Pearl Jam.

Signatures. In December 2007, we acquired Signatures Network, Inc., the global leader in music merchandise that holds master merchandise licenses for some of the most successful artists in music. Signatures holds the rights to market and license a diverse array of more than 150 major music artists in all genres, including The Beatles, U2, Barbra Streisand, Justin Timberlake and many others. In addition, it has expanded its core business by offering print-on-demand merchandising and custom manufacturing, allowing music fans to create unique one-of-a-kind products.

Recent Divestitures

Consistent with our strategy to focus on our core live music business, we continued to divest of non-music or non-core assets during 2007.

Donington Park. In January 2007, we sold Donington Park, an arena/race track in Leicestershire, England.

Phantom Vegas. In March 2007, we sold our remaining 50.1% interest in the production of Phantom: The Las Vegas Spectacular at The Venetian Resort Hotel and Casino.

Starwood Amphitheater. In April 2007, we sold the non-core Starwood Amphitheater located in Nashville, Tennessee.

San Francisco Office. In May 2007, we sold an office building located in San Francisco, California.

Mean Fiddler Venues. In August 2007, we sold seven non-core, small-sized music venues in London. The venues sold included Jazz Café, G-A-Y, G-A-Y Late, Borderline, Old Fiddler, Garage and Upstairs at the

Garage. These venues were owned by our joint venture with Gaiety Investments. We own 50.1% of this joint venture with Gaiety Investments.

Odeon. In August 2007, we sold the Odeon, a non-core small-sized music venue located in Cleveland, Ohio.

Broadway in Chicago. In December 2007, we sold the Oriental Theater in Chicago, Illinois and our 50% interest in Broadway in Chicago, LLC.

Apollo Hammersmith and Forum. In addition, in June 2007, we sold the Hammersmith Apollo and Forum mid-sized music venues located in London as a regulatory requirement of the AMG transaction.

Operating Segments

North American Music

Our North American Music segment principally involves the promotion of live music events in our owned and/or operated venues and in rented third-party venues in the United States and Canada.

As a promoter, we typically book performers, arrange performances and tours, secure venues, provide for third-party production services, sell tickets and advertise events to attract audiences. We earn revenue primarily from the sale of tickets and pay performers under one of several formulas, including a fixed guaranteed amount and/or a percentage of ticket sales or event profits. For each event, we either use a venue we own and/or operate, or rent a third-party venue. Revenues are generally related to the number of events, volume of ticket sales and ticket prices. Event costs such as artist and production service expenses are included in direct operating expenses and are typically substantial in relation to the revenue. As a result, significant increases or decreases in promotion revenue do not typically result in comparable changes to operating income.

As a venue operator, we contract with promoters to rent our venues for events and provide operational services such as concessions, merchandising, parking, security, ushering and ticket-taking. We generate revenue primarily from the sale of food and beverages, parking, premium seating, venue sponsorships and ticket rebates earned on tickets sold through phone, outlet and internet by third parties under our ticketing agreements for events we promote. In our amphitheaters, the sale of food and beverage is outsourced and we receive a share of the net revenue from the concessionaire which is recorded in revenue with no significant direct operating expenses associated with it. Revenue generated from venue operations typically have a higher margin than promotion revenue and therefore typically have a more direct relationship to operating income.

We believe that we have a unique opportunity to connect the music fan to corporate sponsors and therefore seek to optimize this relationship through the development of strategic sponsorship programs. We continue to also pursue the sale of national and local sponsorships and placement of advertising, including signage and promotional programs. Many of our venues have venue naming rights sponsorship programs. We believe national sponsorships allow us to maximize our network of venues and to arrange multi-venue branding opportunities for advertisers. Our national sponsorship programs include companies such as Anheuser-Busch, Verizon, MBNA UK and Citi®. Our local and venue-focused sponsorships include venue signage, promotional programs, on-site activation, hospitality and tickets, and are derived from a variety of companies across various industry categories.

International Music

Our International Music segment principally involves the promotion of live music events in our owned and/or operated venues and in rented third-party venues and the production of music festivals.

As a promoter, we typically book performers, arrange performances and tours, secure venues, provide for third-party production services, sell tickets and advertise events to attract audiences. We earn revenue primarily from the sale of tickets and pay performers under one of several formulas, including a fixed guaranteed amount and/or a percentage of ticket sales or event profits. For each event, we either use a venue we own and/or operate, or rent a third-party venue. Revenues are generally related to the number of events, volume of ticket sales and ticket prices. Event costs such as artist and production service expenses are included in direct operating expenses and are typically substantial in relation to the revenue. As a result, significant increases or decreases in promotion revenue do not typically result in comparable changes to operating income.

As a venue operator, we contract with promoters to rent our venues for events and provide operational services such as concessions, merchandising, security, ushering and ticket-taking. We generate revenue primarily from rental income, the sale of food and beverages, venue sponsorships and ticket rebates earned on tickets sold through phone, outlet and internet by third parties under our ticketing agreements for events we promote. Revenue generated from venue operations typically have a higher margin than promotion revenue and therefore typically have a more direct relationship to operating income.

Global Artists

Our Global Artists segment principally involves the production and/or promotion of global music tours as well as providing various services to artists.

As a producer, we generally hire artistic talent, develop sets and coordinate the performances of the events. We usually produce tours on a global basis. We generate revenue by sharing in a percentage of event or tour profits primarily related to the sale of tickets, merchandise and event and tour sponsorships. These production revenue are generally related to the size and profitability of the music tour. Artist and production costs, included in direct operating expenses, are typically substantial in relation to the revenue. As a result, significant increases or decreases in production revenue do not typically result in comparable changes to operating income.

In addition to global touring services, our Global Artists segment includes our newly formed Live Nation Artists division. Live Nation Artists was formed to partner with artists to manage their diverse rights, grow their fan bases and provide a direct connection to fans through our global distribution platform and marketing proficiencies. The operations of this division include merchandise, artist fan sites and ticketing, broadcast/digital media rights, recorded music and music publishing distribution and sponsorship and marketing services. Live Nation Artists currently generates revenue primarily through the sale of fan club memberships, artist and special event ticketing and merchandise. Direct operating expenses include the artist’s share of profits and cost of goods sold.

Global Digital

Within our Global Digital segment, we are engaged in managing our in-house ticketing operations and online and wireless distribution activities, including the development of our website. This segment derives the majority of its revenue from service charges earned on tickets sold through our in-house centralized ticketing operations and sponsorships. The tickets sold by this segment are the tickets that we are allowed to sell directly to customers in North America under our agreements with outside ticketing agencies. For these tickets, Global Digital pays our North American Music and Global Theater segments a ticket rebate equivalent to the amount that they would have received had the ticket been sold by an outside ticketing agency. The remainder of the service charge is retained by Global Digital.

Global Theater

Our Global Theater segment principally involves the presentation and production of touring and other theatrical performances, owning and/or operating theatrical venues and selling sponsorships and advertising.

As a presenter, we typically book touring theatrical performances of revivals of previous commercial successes and new productions of theatrical performances playing on Broadway in New York or the West End in

London. We pre-sell tickets for our touring and other theatrical performances through Broadway Across America, one of the largest subscription series in the United States and Canada (with 223,000 subscribers in the 2007-2008 season). We present these subscription series in approximately 42 touring markets in North America. Occasionally, we invest in shows or productions to obtain touring rights and favorable scheduling to distribute them across our presentation network. Revenues are generally related to the number of events, volume of ticket sales and ticket prices. Event costs such as touring company and production service expenses are included in direct operating expenses and are typically substantial in relation to the revenue. As a result, significant increases or decreases in presentation revenue do not typically result in comparable changes to operating income.

We derive revenue from our theater venue operations primarily from rental income, sponsorships, concessions, merchandise and ticket rebates earned on tickets sold through phone, outlet and internet by third parties under our ticketing agreements for events we present. For each theatrical event we host, we typically receive a fixed fee for the use of the venue, as well as fees representing a percentage of total concession sales from the vendors and total merchandise sales from the performer or tour producer. Revenue generated from theater venue operations typically have a higher margin than presentation revenue and therefore typically have a more direct relationship to operating income.

Other

Included under our Other operations are our operations in specialized motor sports, sports representation and other businesses.

Specialized Motor Sports. Our specialized motor sports events are primarily held in stadiums and arenas and include monster truck shows, supercross races, motocross races, freestyle motocross events, motorcycle road racing and dirt track motorcycle racing. Other events included in this division are thrill acts and other motor sports concepts and events. Our specialized motor sports activities consist principally of the promotion and production of specialized motor sports events, which generate revenue primarily from ticket sales and sponsorships, as well as merchandising and video rights.

Sports Representation. Our sports representation business specializes in the negotiation of professional sports contracts and endorsement contracts for clients.

Live Nation Venue Details

In the live entertainment industry, venues generally consist of:

•

Stadiums—Stadiums are multi-purpose facilities, often housing local sports teams. Stadiums typically have 30,000 or more seats. Although they are the largest venues available for live music, they are not specifically designed for live music. At December 31, 2007, we did not own or lease any stadiums, although on occasion we may rent them for certain events.

•

Amphitheaters—Amphitheaters are generally outdoor venues with between 5,000 and 30,000 seats that are used primarily in the summer season. We believe they are popular because they are designed specifically for concert events, with premium seat packages and better lines of sight and acoustics. At December 31, 2007, we owned nine, leased 27, operated five and had booking rights for six amphitheaters located in North America.

•

Arenas—Arenas are indoor venues that are used as multi-purpose facilities, often housing local sports teams. Arenas typically have between 5,000 and 20,000 seats. Because they are indoors, they are able to offer amenities other similar-sized outdoor venues cannot such as luxury suites and premium club memberships. As a result, we believe they have become increasingly popular for higher-priced concerts aimed at audiences willing to pay for these amenities. At December 31, 2007, we leased one, operated two and had booking rights for four arenas located in the United Kingdom and North America.

•

Mid-Sized Music Venues—Mid-sized music venues are indoor venues that are built primarily for music events. These venues typically have a capacity between 1,000 and 6,500. Because these venues have a smaller capacity than an amphitheater, they do not offer as much economic upside on a per show basis. However, because mid-sized music venues can be used year-round, unlike most amphitheaters, they can generate annual profits similar to those of an amphitheater. Mid-sized music venues represent less risk to concert promoters because they have lower fixed costs associated with hosting a concert and may provide a more appropriately sized venue for developing artists and more artists in general. At December 31, 2007, we owned seven, leased 24, operated three, had booking rights for seven and an equity interest in one mid-sized music venues located in North America, the United Kingdom and Sweden.

•

Small-Sized Music Venues—Small-sized music venues are indoor venues that are built primarily for music events but may also include comedy clubs. These venues typically have a capacity of less than 1,000 and often without full fixed seating. Because of their small size, they do not offer as much economic upside, but they also represent less risk to a concert promoter because they have lower fixed costs associated with hosting a concert and also may provide a more appropriate size venue for developing artists. Small-sized music venues can also be used year-round and can therefore generate higher profits for the year, even though per show profits are lower. At December 31, 2007, we owned two, leased eight and had booking rights for eight small-sized music venues in North America.

•

Small-Sized Music Venues—House of Blues—House of Blues venues are indoor venues that offer customers an integrated live music and dining experience. The live music halls are specially designed to provide optimum acoustics and typically can accommodate between 1,000 to 2,000 guests. A full-service restaurant and bar is located adjacent to the live music hall. We believe that the high quality of the food, service and atmosphere in our restaurants attracts customers to these venues independently from an entertainment event, and generates a significant amount of repeat business from local customers. At December 31, 2007, we owned two and leased eight House of Blues venues located in North America. One of the House of Blues venues is comprised of two buildings where we own one of the buildings and lease the other building. We have included this venue as an owned venue.

•

Festival Sites—Festival sites are outdoor locations used primarily in the summer season to stage day-long or multi-day concert events featuring several performers. Depending on the location, festival site capacities can range from 10,000 to 120,000. We believe they are popular because of the value provided to the fan by packaging several performers for a day-long or multi-day event. While festival sites only host a few events each year, they can provide higher operating income because they have lower costs associated with producing the event and maintaining the site. At December 31, 2007, we owned two festival sites, one in each of North America and the United Kingdom.

•

Theatrical Theaters—Theatrical theaters are generally indoor venues that are built specifically for theatrical events, with substantial aesthetic and acoustic consideration. These venues typically have less than 5,000 seats. Additionally, given their size, they are able to host events aimed at niche audiences. At December 31, 2007, we owned 10, leased nine, operated 11 and had an equity interest in one theatrical theaters located in North America, the United Kingdom and Spain.

At December 31, 2007, we owned, operated, had booking rights for and/or had an equity interest in the following domestic and international venues primarily used for music events:

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
NEW YORK, NY	1
PNC Bank Arts Center		Amphitheater	22-year lease that expires October 31, 2017	17,500
Nikon at Jones Beach Theater		Amphitheater	20-year license agreement that expires December 31, 2019	14,400
North Fork Theatre at Westbury		Mid-Sized	43-year lease that expires December 31, 2034	2,800
Hammerstein Ballroom		Mid-Sized	Booking agreement	3,600
Fillmore New York at Irving Plaza		Small-Sized	10-year lease that expires October 31, 2016	1,000
Blender Theater at Gramercy		Small-Sized	10-year lease that expires December 31, 2016	600
Roseland Ballroom		Small-Sized	Booking agreement	3,700
LOS ANGELES, CA	2
Glen Helen Pavilion		Amphitheater	25-year lease that expires June 30, 2018	65,000
Verizon Wireless Amphitheater		Amphitheater	20-year lease that expires February 28, 2017	16,300
Gibson Amphitheatre at Universal Citywalk		Mid-Sized	15-year lease that expires September 9, 2014	6,185
Long Beach Arena		Arena	Booking agreement	13,500
Hollywood Paladium		Mid-Sized	20 year lease that expires January 31, 2027	4,000
The Wiltern		Mid-Sized	5-year lease that expires June 30, 2010	2,300
Avalon Hollywood		Small-Sized	Booking agreement	1,400
The Roxy Theatre		Small-Sized	Booking agreement	500
House of Blues—Sunset Strip		House of Blues	10-year lease that expires April 30, 2012	1,000
House of Blues—Anaheim		House of Blues	10-year lease that expires January 8, 2011	950
CHICAGO, IL	3
First Midwest Bank Amphitheatre		Amphitheater	Owned	28,600
Charter One Pavilion at Northerly Island		Amphitheater	4-year lease that expires December 31, 2008	8,500
Allstate Arena		Arena	Booking agreement	19,000
Rosemont Theatre		Mid-Sized	Booking agreement	4,400
House of Blues—Chicago		House of Blues	Owned	1,300
PHILADELPHIA, PA	4
Susquehanna Bank Center		Amphitheater	31-year lease that expires September 29, 2025	25,000
Tower Theater		Mid-Sized	Owned	3,050
Fillmore at the Theater of the Living Arts		Small-Sized	Owned	810
Electric Factory		Small-Sized	Booking agreement	2,250

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
DALLAS—FORT WORTH, TX	5
Superpages.com Music Center		Amphitheater	30-year lease that expires December 31, 2018	20,100
House of Blues—Dallas		House of Blues	15-year lease that expires April 30, 2022	1,625
SAN FRANCISCO— OAKLAND—SAN JOSE, CA	6
Shoreline Amphitheatre at Mountain View		Amphitheater	20-year lease that expires December 31, 2025	22,000
Sleep Train Pavilion at Concord		Amphitheater	5-year management agreement that expires December 31, 2011	12,500
The Warfield		Mid-Sized	10-year lease that expires May 31, 2008	2,250
The Fillmore		Mid-Sized	15-year lease that expires August 31, 2012	1,200
Punch Line Comedy Club—San Francisco		Small-Sized	5-year lease that expires September 15, 2011	500
Cobb’s Comedy Club		Small-Sized	10-year lease that expires November 1, 2015	150
BOSTON, MA	7
Tweeter Center for the Performing Arts		Amphitheater	Owned	19,900
Bank of America Pavilion		Amphitheater	Indefinite license agreement that expires 18 months after notification that pier is to be occupied for water dependent use	4,900
Orpheum Theatre		Mid-Sized	5-year operating agreement that expires December 31, 2010	2,700
Paradise Rock Club		Small-Sized	Booking agreement	650
Avalon		Small-Sized	Currently not in operation	1,920
ATLANTA, GA	8
Lakewood Amphitheatre		Amphitheater	35-year lease that expires December 31, 2033	19,000
Chastain Park Amphitheatre		Amphitheater	10-year lease that expires December 31, 2010	6,400
The Tabernacle		Mid-Sized	20-year lease that expires January 31, 2018	2,500
Coca-Cola Roxy Theatre		Small-Sized	1-year lease that expires March 31, 2008	1,200
WASHINGTON, DC	9
Nissan Pavilion		Amphitheater	Owned	22,500
HOUSTON, TX	10
Cynthia Woods Mitchell Pavilion		Amphitheater	Booking agreement	16,400
Verizon Wireless Theater		Mid-Sized	15-year lease that expires December 31, 2012	2,900

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
DETROIT, MI	11
The Fillmore Detroit		Mid-Sized	15-year lease that expires February 28, 2018	2,900
St. Andrews Hall		Small-Sized	Owned	820
PHOENIX, AZ	12
Cricket Wireless Pavilion		Amphitheater	60-year lease that expires June 30, 2049	20,000
Dodge Theatre		Mid-Sized	10-year lease that expires December 31, 2016	5,500
TAMPA—ST. PETERSBURG—SARASOTA, FL	13
Ford Amphitheatre at the Florida State Fairgrounds		Amphitheater	15-year lease that expires December 31, 2018	20,000
SEATTLE—TACOMA, WA	14
White River Amphitheatre		Amphitheater	25-year management agreement that expires October 31, 2028	20,000
MIAMI—FT. LAUDERDALE, FL	16
The Fillmore Miami Beach at the Jackie Gleason Theater		Mid-Sized	10-year lease that expires August 21, 2017	2,700
Revolution Live		Small-Sized	Booking agreement	1,000
CLEVELAND—AKRON, OH	17
Blossom Music Center		Amphitheater	15-year lease that expires October 31, 2014	19,550
Time Warner Cable Amphitheater at Tower City		Amphitheater	6-year lease that expires April 30, 2011	5,500
The Plain Dealer Pavilion at Nautica		Amphitheater	3-year management agreement that expires December 31, 2008	5,000
House of Blues—Cleveland		House of Blues	20-year lease that expires November 19, 2024	1,200
DENVER, CO	18
Coors Amphitheatre		Amphitheater	20-year lease that expires December 31, 2012	16,820
The Fillmore Auditorium		Mid-Sized	Owned	3,600
Paramount Theatre		Mid-Sized	Booking agreement	1,850
ORLANDO—DAYTONA BEACH—MELBOURNE, FL	19
House of Blues—Orlando		House of Blues	15-year lease that expires September 1, 2012	2,100
SACRAMENTO— STOCKTON—MODESTO, CA	20
Sleep Train Amphitheatre		Amphitheater	Owned	18,500
Punch Line Comedy Club – Sacramento		Small-Sized	5-year lease that expires December 31, 2010	100

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
ST. LOUIS, MO	21
Verizon Wireless Amphitheater St. Louis		Amphitheater	Owned	21,000
The Pageant		Mid-Sized	50% equity interest	2,300
PITTSBURGH, PA	22
Post Gazette Pavilion		Amphitheater	45-year lease that expires December 31, 2034	23,100
BALTIMORE, MD	24
Rams Head Live!		Mid-Sized	Booking agreement	1,600
CHARLOTTE, NC	25
Verizon Wireless Amphitheatre		Amphitheater	Owned	18,800
INDIANAPOLIS, IN	26
Verizon Wireless Music Center		Amphitheater	Owned	24,400
The Lawn at White River State Park		Amphitheater	Booking agreement	6,000
The Murat Centre		Mid-Sized	50-year lease that expires August 31, 2045	2,500
SAN DIEGO, CA	27
Coors Amphitheatre—San Diego		Amphitheater	20-year lease that expires October 31, 2023	19,490
SDSU Open Air Theater		Amphitheater	Booking agreement	4,790
Cox Arena at Aztec Bowl		Arena	Booking agreement	12,500
4th and B		Small-Sized	Booking agreement	1,500
House of Blues—San Diego		House of Blues	15-year lease that expires May 31, 2020	1,100
RALEIGH—DURHAM, NC	28
Walnut Creek Amphitheatre		Amphitheater	40-year lease that expires October 31, 2030	20,000
HARTFORD—NEW HAVEN, CT	29
New England Dodge Music Center		Amphitheater	40-year lease that expires June 30, 2035	24,200
Mohegan Sun Arena		Arena	Booking agreement	9,000
Chevrolet Theatre		Mid-Sized	Owned	4,560
KANSAS CITY, MO	31
Starlight Theatre		Mid-Sized	Booking agreement	8,105
COLUMBUS, OH	32
Germain Amphitheater		Amphitheater	Currently not in operation	20,000
CINCINNATI, OH	33
Riverbend Music Center		Amphitheater	Booking agreement	20,500
Taft Theatre		Mid-Sized	5-year lease that expires July 31, 2010	2,500
Bogart’s		Small-Sized	10-year lease that expires September 30, 2012	1,470

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
MILWAUKEE, WI	34
Alpine Valley Music Theatre		Amphitheater	21-year management agreement that expires December 31, 2019	35,300
Marcus Amphitheater		Amphitheater	Booking agreement	23,000
SAN ANTONIO, TX	37
Verizon Wireless Amphitheater		Amphitheater	Owned	19,300
WEST PALM BEACH— FORT PIERCE, FL	38
Cruzan Amphitheatre		Amphitheater	10-year lease that expires December 31, 2015	19,300
BIRMINGHAM, AL	40
Verizon Wireless Music Center – Birmingham		Amphitheater	Owned	10,550
NORFOLK—PORTSMOUTH—NEWPORT NEWS, VA	42
Verizon Wireless Virginia Beach Amphitheater		Amphitheater	30-year lease that expires December 31, 2026	20,000
LAS VEGAS, NV	43
The Pearl		Mid-Sized	Booking agreement	2,500
House of Blues—Las Vegas		House of Blues	15-year lease that expires March 15, 2014	1,800
ALBUQUERQUE— SANTA FE, NM	45
Journal Pavilion		Amphitheater	20-year lease that expires April 16, 2021	12,000
LOUISVILLE, KY	48
The Louisville Palace		Mid-Sized	Owned	2,700
BUFFALO, NY	50
Darien Lake Performing Arts Center		Amphitheater	25-year lease that expires October 15, 2020	21,800
Seneca Events Center		Mid-Sized	Booking agreement	2,100
AUSTIN, TX	51
The Backyard		Amphitheater	Booking agreement	5,000
Austin Music Hall		Mid-Sized	Booking agreement	3,000
PROVIDENCE, RI —NEW BEDFORD, MA	52
Twin Rivers Event Center		Mid-Sized	Booking agreement	2,500
NEW ORLEANS, LA	53
House of Blues—New Orleans		House of Blues	One building owned and one building under 35-year lease that expires October 31, 2027	1,000
WILKES BARRE— SCRANTON, PA	54
Toyota Pavilion at Montage Mountain		Amphitheater	10-year lease that expires December 31, 2011	17,500

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
ALBANY—SCHNECTADY—TROY, NY	56
Saratoga Performing Arts Center		Amphitheater	10-year license agreement that expires September 7, 2009	25,200
FLORENCE—MYRTLE BEACH, SC	103
House of Blues—Myrtle Beach		House of Blues	27-year lease that expires May 31, 2025	2,000
YAKIMA—PASCO—RICHLAND—KENNEWICK, WA	126
The Gorge Amphitheatre		Amphitheater	20-year lease that expires October 31, 2023	20,000
WHEELING, WV STEUBENVILLE, OH	159
Jamboree in the Hills		Festival Site	Owned	35,000
Capitol Music Hall		Mid-Sized	Currently not in operation	2,490
TORONTO, CANADA	N/A
Molson Amphitheatre		Amphitheater	35-year lease that expires December 31, 2010	16,000
The Guvernment-Koolhaus		Small-Sized	Booking agreement	2,400
The Guvernment-Drink		Small-Sized	Booking agreement	1,200
VANCOUVER, CANADA	N/A
Commodore Ballroom		Small-Sized	10-year lease that expires July 31, 2009	1,100
BIRMINGHAM, ENGLAND	N/A
Bar Academy Birmingham		Mid-Sized	Currently not in operation	3,000
Carling Academy Birmingham		Mid-Sized	8-year lease that expires March 25, 2008	3,200
BRIGHTON, ENGLAND	N/A
Brighton Academy		Mid-Sized	Currently not in operation	2,500
BRISTOL, ENGLAND	N/A
Carling Academy Bristol		Mid-Sized	25-year lease that expires December 25, 2022	1,900
LEEDS, ENGLAND	N/A
Leeds Academy		Mid-Sized	Currently not in operation	2,300
LIVERPOOL, ENGLAND	N/A
Carling Academy Liverpool		Mid-Sized	34-year lease that expires May 30, 2036	1,200
LONDON, ENGLAND	N/A
Wembley Arena		Arena	15-year management agreement that expires March 31, 2021	12,750
Carling Academy Brixton		Mid-Sized	98-year lease that expires December 4, 2024	4,920
Carling Academy Shepherds Bush		Mid-Sized	Owned	2,000

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
Astoria		Mid-Sized	15-year lease that expires December 31, 2008	1,800
Astoria 2		Mid-Sized	15-year lease that expires December 31, 2008	1,000
Carling Academy Islington		Mid-Sized	25-year lease that expires June 20, 2028	800
MANCHESTER, ENGLAND	N/A
Manchester Apollo		Mid-Sized	Owned	3,500
NEWCASTLE, ENGLAND	N/A
Carling Academy Newcastle		Mid-Sized	15-year lease that expires March 24, 2021	2,000
NOTTINGHAM, ENGLAND	N/A
Media		Small-Sized	Currently not in operation	1,380
OXFORD, ENGLAND	N/A
Carling Academy Oxford		Mid-Sized	25-year lease that expires September 1, 2031	1,020
READING, ENGLAND	N/A
Little John’s Farm and Battle Farm		Festival Site	Owned	30,000
SHEFFIELD, ENGLAND	N/A
Sheffield Hallam FM Arena		Arena	18-year management agreement that expires March 31, 2008	11,250
SOUTHAMPTON, ENGLAND	N/A
Southampton Guildhall		Mid-Sized	25-year management agreement that expires February 10, 2028	1,750
GLASGOW, SCOTLAND	N/A
Glasgow Academy		Mid-Sized	Owned	2,500
Universe		Small-Sized	Currently not in operation	200
CARDIFF, WALES	N/A
Cardiff International Arena		Arena	137-year lease that expires December 31, 2131	6,700
DUBLIN, IRELAND	N/A
The Point		Arena	Currently not in operation	8,500
STOCKHOLM, SWEDEN	N/A
Cirkus		Mid-Sized	10-year lease that expires March 31, 2009	3,000
(1)	DMA® region refers to a United States designated market area as of January 1, 2008. At that date, there were 210 DMA®s. DMA® is a registered trademark of Nielsen Media Research, Inc.

At December 31, 2007, we owned, operated and/or had an equity interest in the following domestic and international venues primarily used for theatrical events:

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
NEW YORK, NY	1
Hilton Theatre		Theatrical Theater	40-year lease that expires December 31, 2038	1,800
PHILADELPHIA, PA	4
Chestnut Theatre		Theatrical Theater	Currently not in operation	2,350
BOSTON, MA	7
Boston Opera House		Theatrical Theater	Owned	2,700
Colonial Theatre		Theatrical Theater	10-year lease that expires August 31, 2011	1,725
Charles Playhouse		Theatrical Theater	Owned	550
WASHINGTON, DC	9
Warner Theatre		Theatrical Theater	10-year lease that expires September 30, 2012	1,850
MINNEAPOLIS, MN	15
Orpheum Theatre		Theatrical Theater	30-year management agreement that expires December 1, 2035	2,610
State Theatre		Theatrical Theater	30-year management agreement that expires December 1, 2035	2,160
Pantages Theatre		Theatrical Theater	30-year management agreement that expires December 1, 2035	1,000
BALTIMORE, MD	24
France-Merrick Performing Arts Center		Theatrical Theater	20-year operating agreement that expires June 18, 2022	1,600
TORONTO, CANADA	N/A
Canon Theatre		Theatrical Theater	Owned	2,300
Panasonic Theatre		Theatrical Theater	Owned	710
ASHTON-UNDER-LYNE, ENGLAND	N/A
Tameside Hippodrome		Theatrical Theater	15-year management agreement that expires March 31, 2008	1,260
BIRMINGHAM, ENGLAND	N/A
Alexandra Theatre		Theatrical Theater	20-year lease that expires February 20, 2014	1,350
BRISTOL, ENGLAND	N/A
The Bristol Hippodrome		Theatrical Theater	Owned	1,980
FOLKSTONE, ENGLAND	N/A
Leas Cliff Hall		Theatrical Theater	20-year management agreement that expires August 20, 2023	1,510
GRIMSBY, ENGLAND	N/A
Grimsby Auditorium		Theatrical Theater	10-year management agreement that expires March 31, 2011	1,700

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
HASTINGS, ENGLAND	N/A
White Rock Theatre-Hastings		Theatrical Theater	11-year management agreement that expires March 31, 2013	1,450
LIVERPOOL, ENGLAND	N/A
Liverpool Empire Theatre		Theatrical Theater	125-year lease that expires June 8, 2127	2,365
LONDON, ENGLAND	N/A
Lyceum Theatre		Theatrical Theater	150-year lease that expires November 21, 2138	2,095
Apollo Victoria Theatre		Theatrical Theater	Owned	2,600
The Dominion Theatre		Theatrical Theater	33% equity interest	2,100
MANCHESTER, ENGLAND	N/A
Palace Theatre Manchester		Theatrical Theater	Owned	1,995
Opera House Manchester		Theatrical Theater	Owned	1,915
OXFORD, ENGLAND	N/A
New Theatre Oxford		Theatrical Theater	75-year lease that expires December 24, 2007 (currently negotiating new terms)	1,780
O.F.S. Studio		Theatrical Theater	20-year lease that expires February 22, 2021	170
SOUTHPORT, ENGLAND	N/A
Southport Theatre		Theatrical Theater	12-year lease that expires March 31, 2008	1,600
SUNDERLAND, ENGLAND	N/A
Sunderland Empire		Theatrical Theater	25-year management agreement that expires December 31, 2029	2,025
TORBAY, ENGLAND	N/A
Princess Theatre		Theatrical Theater	60-year management agreement that expires November 30, 2058	1,490
YORK, ENGLAND	N/A
Grand Opera House York		Theatrical Theater	Owned	970
EDINBURGH, SCOTLAND	N/A
The Edinburgh Playhouse		Theatrical Theater	Owned	3,055
MADRID, SPAIN	N/A
Teatro Rialto		Theatrical Theater	10-year lease that expires February 28, 2014	1,100
(1)	DMA® region refers to a United States designated market area as of January 1, 2008. At that date, there were 210 DMA®s. DMA® is a registered trademark of Nielsen Media Research, Inc.

The following table summarizes the number of venues by type that we owned, operated, had booking rights for and/or had an equity interest in as of December 31, 2007.

Venue Type	Capacity	Owned	Leased	Operated	Booking Rights	Equity Interest	Total
Music Venues:
Festival Site	10,000 – 120,000	2	—	—	—	—	2
Amphitheater	5,000 – 30,000	9	27	5	6	—	47
Arena	5,000 – 20,000	—	1	2	4	—	7
Mid-Sized Music Venue	1,000 – 6,500	7	24	3	7	1	42
Small-Sized Music Venue	Less than 1,000	2	8	—	8	—	18
House of Blues	1,000 – 2,000	2	8	—	—	—	10

Sub-total		22	68	10	25	1	126
Theatrical Theater	Less than 5,000	10	9	11	—	1	31

Total		32	77	21	25	2	157

Venues currently not in operation		4	5	—	1	—	10

Competition

Competition in the live entertainment industry is intense. We believe that we compete primarily on the basis of our ability to deliver quality entertainment products and enhanced fan experiences from music concerts, touring theatrical performances and specialized motor sports events. We believe that our primary strengths include:

•	the quality of service delivered to our artists, fans and corporate sponsors;

•	our track record in promoting and producing live entertainment events and tours both in the United States and internationally;

•	the scope and effectiveness of our expertise of marketing and sponsorship programs; and

•	our financial stability.

Although we believe that our entertainment products and services currently compete favorably with respect to such factors, we cannot provide any assurance that we can maintain our competitive position against current and potential competitors, especially those with significantly greater brand recognition, financial, marketing, service, support, technical and other resources.

North American Music, International Music and Global Artists. In the markets in which we promote music concerts, we face competition from promoters, as well as from certain artists that promote their own concerts. We believe that barriers to entry into the promotion services business are low and that certain local promoters are increasingly expanding the geographic scope of their operations.

Our main competitors in the live music industry include Anschutz Entertainment Group, Jam Productions and Palace Sports & Entertainment, in addition to numerous smaller regional companies and various casinos in North America and Europe. Anschutz Entertainment Group operates under a number of different names including AEG Live, Concerts West and The Messina Group. Some of our competitors in the live music industry have a stronger presence in certain markets, and have access to other sports and entertainment assets, as well as greater financial resources and brand recognition, which may enable them to gain a greater competitive advantage in relation to us.

In markets where we own and/or operate a venue, we compete with other venues to serve artists likely to perform in that general region. In markets where we do not own or operate venues, we compete with other venues and promoters for popular tours. Consequently, touring artists have significant alternatives to our venues in scheduling tours. Our main competitors in venue management include SMG and Anschutz Entertainment Group, in addition to numerous smaller regional companies and various casinos in North America and Europe. Some of our competitors in venue management have a greater number of venues in certain markets as well as greater financial resources and brand recognition in those markets.

Our main competitors at the local market level for sponsorship consists of local sports teams, which often offer state of the art venues and strong local media packages. Additionally, our competitors locally can include festivals, theme parks and other local events. On the national level, our competitors include the major sports leagues that all sell sponsorships combined with significant national media packages.

Global Digital. In the online environment, we compete with other website companies to provide event information, sell tickets and provide other online services such as fan clubs and artist websites. Our main competitors for online event sites include Ticketmaster and secondary ticketing companies such as StubHub.

Global Theater. In the markets in which we present theatrical performances, we compete with other presenters to obtain presentation arrangements with venues and performing arts organizations, including markets with more than one venue suitable for presenting a touring or other theatrical show. We compete with other New York- and London-based production companies for the rights to produce particular shows. As a producer of Broadway and West End shows, we compete with producers of other theatrical performances for box office sales, talent and theater space. As the producer of a touring show, we compete with producers of other touring or other theatrical performances to book the production in desirable presentation markets.

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

Other. Our main competitors in the specialized motor sports industry are primarily smaller regional promoters. On a broader level in the United States we compete against other outdoor motor sports such as NASCAR. Some of our competitors in the specialized motor sports industry enjoy stronger brand recognition and larger revenue in the motor sports industry than we do and may have greater financial and other resources enabling them to gain a greater competitive advantage in relation to us.

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

We believe that our venues are in material compliance with these laws. The regulations relating to our food and support service in our venues are many and complex. A variety of regulations at various governmental levels relating to the handling, preparation and serving of food (including in some cases requirements relating to the temperature of food), the cleanliness of food production facilities and the hygiene of food-handling personnel are enforced primarily at the local public health department level.

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

Intellectual Property

We create, own and distribute intellectual property worldwide. It is our practice to protect out trademarks, brands, copyrights, patents and other original and acquired works, ancillary goods and services. Our trademarks include, among others, the word marks “Live Nation,” House of Blues” and “The Fillmore,” as well as the Live Nation, House of Blues, and The Fillmore logos. We have registered our most significant trademarks in many foreign countries. We believe that our trademarks and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our services. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights.

Employees

At December 31, 2007, we had approximately 4,700 full-time employees, including 3,500 domestic and 1,200 international employees, of which approximately 4,600 were employed in our operations departments and approximately 100 were employed in our corporate area.

Our staffing needs vary significantly throughout the year. Therefore, we also, from time to time, employ part-time and/or seasonal employees. At December 31, 2007, we employed approximately 7,500 seasonal and/or part-time employees and during peak seasonal periods, particularly in the summer months, we have employed as many as 17,600 seasonal employees. The stagehands at some of our venues, and the actors, musicians and others involved in some of our business operations are subject to collective bargaining agreements. Our union agreements typically have a term of three years and thus regularly expire and require negotiation in the course of our business. We believe that we enjoy good relations with our employees and other unionized labor involved in our events, and there have been no significant work stoppages in the past three years. Upon the expiration of any of our collective bargaining agreements, however, we may be unable to renegotiate our collective bargaining agreements on terms favorable to us, and our business operations at one or more of our facilities may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating our collective bargaining agreements. A work stoppage at one or more of our owned and/or operated venues or at our produced and/or presented events could have a material adverse effect on our business, results of operations and financial condition. We cannot predict the effect that new collective bargaining agreements will have on our expenses.

Executive Officers

Set forth below are the names, ages and current positions of our executive officers and other significant employees as of February 22, 2008.

Name	Age	Position
Michael Rapino	42	President and Chief Executive Officer and Director
Kathy Willard	41	Chief Financial Officer
Brian Capo	41	Chief Accounting Officer
Michael Rowles	42	General Counsel and Secretary
Jason Garner	35	Chief Executive Officer—North American Music
Thomas O. Johansson	59	Chairman—International Music
Alan Ridgeway	41	Chief Executive Officer—International Music
Michael Cohl	60	Chairman and Chief Executive Officer—Live Nation Artists and Director
Arthur Fogel	54	Chief Executive Officer—Global Touring and Chairman—Global Music
Bryan Perez	40	Chief Executive Officer—Global Digital

Michael Rapino is our President and Chief Executive Officer and has served in this capacity since August 2005. He has also served on our board of directors since December 2005. From August 2004 to August 2005, Mr. Rapino was Chief Executive Officer and President of our predecessor’s Global Music division. From July 2003 to July 2004, Mr. Rapino served as Chief Executive Officer and President of our predecessor’s International Music division. From July 2001 to 2003, Mr. Rapino served as Chief Executive Officer of our predecessor’s European Music division.

Kathy Willard is our Chief Financial Officer and has served in this capacity since September 2007. From September 2005 to August 2007, Ms. Willard was our Chief Accounting Officer. Prior to that, Ms. Willard served as Chief Financial Officer of Clear Channel Entertainment from December 2004 to September 2005. From January 2001 to December 2004 she served as Senior Vice President and Chief Accounting Officer of Clear Channel Entertainment.

Brian Capo is our Chief Accounting Officer and has served in this capacity since December 2007. Prior to that, Mr. Capo served as a Senior Finance Director at BMC Software, Inc. from November 2005 to November 2007. From August 2004 to October 2005, he served as a Finance Director at Waste Management, Inc. and was a Managing Finance Director at American Electric Power Company, Inc. from November 2002 to July 2004.

Michael Rowles is our General Counsel and has served in this capacity since March 2006 and as our Secretary since May 2007. Previously, Mr. Rowles served as General Counsel and Secretary of Entravision Communications Corporation since September 2000.

Jason Garner is the Chief Executive Officer of our North American Music division and has served in this capacity since September 2007. Prior to that, Mr. Garner held various positions within our North American Music division including President of North American Music.

Thomas O. Johansson is the Chairman of our International Music division and has served in this capacity since September 2004. Previously, Mr. Johansson served as the Chief Executive Officer of our subsidiary EMA Telstar Group, a company he founded in April 1969 and which our predecessor acquired in 1999.

Alan Ridgeway is the Chief Executive Officer of our International Music division and has served in this capacity since September 2007. From September 2005 to August 2007, Mr. Ridgeway was our Chief Financial Officer. Prior to that, Mr. Ridgeway served as President of our European Music division. From October 2003 to 2004, Mr. Ridgeway was Chief Operating Officer of the European Music division. Mr. Ridgeway served as Chief Financial Officer for the European Music division from January 2002 to October 2003.

Michael Cohl is the Chairman and Chief Executive Officer of our Live Nation Artists division and has served in this capacity since September 2007. Previously, Mr. Cohl was Chief Executive Officer of CPI. He has also been on our board of directors since May 2006, became Vice Chairman of our board of directors in November 2007 and became Chairman of our board of directors in February 2008.

Arthur Fogel is the Chief Executive Officer of our Global Touring division and Chairman of our Global Music group and has served in this capacity since 2005. Previously, Mr. Fogel served as President of our Music Touring division since 1999.

Bryan Perez is the Chief Executive Officer of our Global Digital division and has served in this capacity since September 2005. Prior to that, Mr. Perez served as our Executive Vice President of Strategy and Business Development. From October 2002 through 2004, Mr. Perez was Executive Vice President of Marketing and Communications for the Dallas Stars Hockey Club.

Available Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission, or the SEC. You may read and copy any materials we have filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are also available to the public through the SEC’s website at http://www.sec.gov.

You can find more information about us at our internet website located at www.livenation.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our internet website as soon as reasonably practicable after we electronically file such material with the SEC.

ITEM 1A.	RISK FACTORS

You should carefully consider each of the following risks and all of the other information set forth in this Annual Report. The following risks relate principally to our leverage, our convertible notes, our business, our common stock and our separation from Clear Channel. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of the following risks and uncertainties develop into actual events, this could have a material adverse effect on our business, financial condition or results of operations. In that case, the trading price of our common stock could decline.

Risks Associated with Our Leverage

We have a large amount of debt, redeemable preferred stock and lease obligations that could restrict our operations and impair our financial condition.

As of December 31, 2007, our total indebtedness for borrowed money, including our redeemable preferred stock, was approximately $862.6 million. Our available borrowing capacity under the revolving portion of our senior secured credit facility at that date was approximately $184.3 million, with sub-limits up to $235.0 million available for letters of credit. At December 31, 2007, outstanding letters of credit were approximately $45.7 million. We may incur substantial additional indebtedness in the future.

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

To service our debt, preferred stock and lease obligations and to fund potential acquisitions, artist rights payments and capital expenditures, we will require a significant amount of cash, which depends on many factors beyond our control.

As of December 31, 2007, approximately $36.3 million of our total indebtedness (excluding interest) is due in 2008, $22.2 million is due in the aggregate for 2009 and 2010, $125.5 million is due in the aggregate for 2011 and 2012 and $678.6 million is due thereafter. See the table in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments—Firm Commitments.

Our redeemable preferred stock bears an annual dividend rate of 13%, or $5.2 million annually, and is subject to financial and other covenants substantially similar to the covenants applicable to our senior secured credit facility. If we default under any of these covenants, we will have to pay additional dividends. In addition, as of December 31, 2007, we had approximately $1.1 billion in operating lease agreements, of which approximately $74.3 million is due in 2008 and $69.1 million is due in 2009.

Our ability to service our debt, preferred stock and lease obligations and to fund potential acquisitions, artist rights payments and capital expenditures for venue construction, expansion or renovation will require a significant amount of cash, which depends on many factors beyond our control. Our ability to make payments on and to refinance our debt will also depend on our ability to generate cash in the future. This, to an extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flow or that future borrowings will be available to us in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. We cannot predict the impact to our ability to access additional capital in light of the current uncertainty in the credit market. If our future cash flow from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional equity capital or restructure or refinance all or a portion of our debt on or before maturity. We may be subject to limitations on the assets we can sell under the terms of the tax matters agreement with Clear Channel. In addition, the terms of our existing debt, including our senior secured credit facility, other future debt and our preferred stock may limit our ability to pursue any of these alternatives.

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

The agreement governing our senior secured credit facility, our preferred stock designations and certain of our other indebtedness impose restrictions on us that limit the discretion of management in operating our business and that, in turn, could impair our ability to meet our obligations under our debt.

The agreement governing our senior secured credit facility, our preferred stock designations and certain of our other indebtedness include restrictive covenants that, among other things, restrict our ability to:

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

We will rely on distributions and advances from our subsidiaries in order to meet our payment requirements under our obligations. If our subsidiaries are unable to pay dividends or otherwise make payments to us, we may not be able to make debt service payments on our obligations. We are a holding company and conduct substantially all of our operations through our subsidiaries. Our operating cash flows and consequently our ability to service our debt is therefore principally dependent upon our subsidiaries’ earnings and their distributions of those earnings to us and may also be dependent upon loans, advances or other payments of funds to us by those subsidiaries. Our subsidiaries are separate legal entities and have no obligation, contingent or otherwise, to pay any amount due pursuant to our obligations or to make any funds available for that purpose. In addition, the ability of our subsidiaries to provide funds to us is subject to restrictions under our senior secured credit facility and the outstanding preferred stock of our subsidiary and may be subject to the terms of such subsidiaries’ future indebtedness, as well as the availability of sufficient surplus funds under applicable law.

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

Risks Relating to our 2.875% Convertible Senior Notes

We may not have the funds necessary to finance the repurchase of the notes or to pay the cash payable upon a conversion (if we make the net share settlement election), or we may otherwise be restricted from making such payments, which may increase note holders’ credit risk.

In July 2007, we issued $220 million of 2.875% convertible senior notes due 2027 in a private placement in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. On July 15, 2014, July 15, 2017 and July 15, 2022, or in the event of a fundamental change (as defined in the indenture governing the notes), holders may require us to repurchase their notes at a price of 100% of the principal amount of the notes, plus accrued and unpaid interest, including contingent interest and additional amounts, to the repurchase date. In addition, at any time on or prior to June 15, 2027, we may irrevocably elect net share settlement of the notes, and thereafter we will be required to make a cash payment of up to $1,000 for each $1,000 in principal amount of notes converted. However, it is possible that we will not have sufficient funds available at such time to make the required repurchase or settlement of converted notes. In addition, some of our existing financing agreements contain, and any future credit agreements or other agreements relating to our indebtedness could contain, provisions prohibiting the repurchase of the notes under certain circumstances, or could provide that a fundamental change constitutes an event of default under that agreement, restrict our ability to make cash payments upon conversion of the notes or restrict the ability of our subsidiaries to make funds available to us for that purpose. If any agreement governing our indebtedness prohibits or otherwise restricts us from repurchasing the notes or making the cash payment upon conversion when we become obligated to do so, we could seek the consent of the lenders to repurchase the notes or settle the conversion or attempt to refinance the other debt. If we do not obtain such a consent or refinance the debt, we would not be permitted to repurchase the notes or settle the conversion without potentially causing a default under the other debt. Our failure to repurchase tendered notes or to pay any cash payable on a conversion would constitute an event of default under the indenture, which might constitute a default under the terms of our other indebtedness.

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

If we elect to settle conversions other than solely in shares of common stock, including by making a net share settlement election, the conversion value that holders of notes will receive upon conversion of their notes are in part determined, subject to certain exceptions, by the average of the last reported sale prices of our common stock for the 20 trading days beginning on the second trading day immediately following the day the notes are tendered for conversion, or, if tendered within the 20 days leading up to the maturity date or a specified redemption date, beginning on the fifth day following the maturity date or the redemption date. Accordingly, if the price of our common stock decreases after holder of notes tender their notes for conversion, the conversion value they will receive may be adversely affected.

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

Risks Relating to Our Business

Our live entertainment business is highly sensitive to public tastes and dependent on our ability to secure popular artists and other live entertainment events, and we may be unable to anticipate or respond to changes in consumer preferences, which may result in decreased demand for our services.

Our ability to generate revenue from our entertainment operations is highly sensitive to rapidly changing public tastes and dependent on the availability of popular artists and events. Our success depends in part on our ability to anticipate the tastes of consumers and to offer events that appeal to them. Since we rely on unrelated parties to create and perform live entertainment content, any unwillingness to tour or lack of availability of popular artists, touring theatrical performances, specialized motor sports talent and other performers could limit our ability to generate revenue. In particular, there are a limited number of artists that can headline a major North American or global tour or who can sell out larger venues, including many of our amphitheaters. If those key artists do not continue to tour, or if we are unable to secure the rights to their future tours, then our business would be adversely affected.

In addition, we typically book our live music tours one to four months in advance of the beginning of the tour and often agree to pay an artist a fixed guaranteed amount prior to our receiving any operating income. Therefore, if the public is not receptive to the tour or we or a performer cancel the tour, we may incur a loss for the tour depending on the amount of the fixed guarantee or incurred costs relative to any revenue earned, as well as foregone revenue we could have earned at booked venues. We have cancellation insurance policies in place to cover our losses if a performer cancels a tour. Furthermore, consumer preferences change from time to time, and our failure to anticipate, identify or react to these changes could result in reduced demand for our services, which would adversely affect our operating results and profitability.

We have incurred net losses and may experience future net losses.

Our operating results have been adversely affected by, among other things, increased cost of artists and a decline in ticket sales. We incurred net losses of approximately $11.9 million, $31.4 million and $130.6 million in 2007, 2006 and 2005, respectively. We may face reduced demand for our live entertainment events and other factors that could adversely affect our results of operations in the future. We cannot predict whether we will achieve profitability in future periods.

Our operations are seasonal and our results of operations vary from quarter to quarter and year over year, so our financial performance in certain financial quarters or years may not be indicative of, or comparable to, our financial performance in subsequent financial quarters or years.

We believe our financial results and cash needs will vary greatly from quarter to quarter and year to year depending on, among other things, the timing of tours and theatrical productions, tour cancellations, capital expenditures, seasonal and other fluctuations in our operating results, the timing of guaranteed payments and receipt of ticket sales, financing activities, acquisitions and investments and receivables management. Because our results may vary significantly from quarter to quarter and year to year, our financial results for one quarter or year cannot necessarily be compared to another quarter or year and may not be indicative of our future financial performance in subsequent quarters or years. Typically, we experience our lowest financial performance in the first and fourth quarters of the calendar year as our outdoor venues are primarily used, and our festivals primarily occur, during May through September. In addition, the timing of tours of top grossing acts can impact comparability of quarterly results year over year and potentially annual results.

The following table sets forth our operating income (loss) for the last eight fiscal quarters:

(in thousands)
Fiscal Quarter Ended	Operating income (loss)
March 31, 2006	$8,063
June 30, 2006	$11,682
September 30, 2006	$28,037
December 31, 2006	$(14,660)
March 31, 2007	$(30,404)
June 30, 2007	$36,387
September 30, 2007	$71,969
December 31, 2007	$4,190

We may be adversely affected by a general deterioration in economic conditions, which could affect consumer and corporate spending and, therefore, significantly adversely impact our operating results.

A decline in attendance at or reduction in the number of live entertainment events may have an adverse effect on our revenue and operating income. In addition, during the most recent economic slowdown in the United States, many consumers reduced their discretionary spending and advertisers reduced their advertising expenditures. The impact of slowdowns on our business is difficult to predict, but they may result in reductions in ticket sales, sponsorship opportunities and our ability to generate revenue. The risks associated with our businesses become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in attendance at live entertainment events.

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

Loss of our key promoters, management and other personnel could result in the loss of key tours and negatively impact our business.

The live music business is uniquely dependent upon personal relationships, as promoters and executives within the live music companies such as ours leverage their existing network of relationships with artists, agents and managers in order to secure the rights to the live music tours and events which are critical to our success. Due to the importance of those industry contacts to our business, the loss of any of our promoters, officers or other key personnel could adversely affect our operations. Although we have entered into long-term agreements with many of those individuals to protect our interests in those relationships, we can give no assurance that all or any of these key employees will remain with us or will retain their associations with key business contacts.

Doing business in foreign countries creates risks not found in doing business in the United States.

Our international operations accounted for approximately 33% of our revenue in 2007. The risks involved in foreign operations that could result in losses against which we are not insured include:

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

Because we own assets overseas and derive revenue from our international operations, we may incur currency translation losses or gains due to changes in the values of foreign currencies relative to the United States Dollar. We cannot predict the effect of exchange rate fluctuations upon future operating results. For the year ended December 31, 2007, our international operations accounted for approximately 33% of our revenue. Although we cannot predict the future relationship between the United States Dollar and the currencies used by our international businesses, principally the British Pound and the Euro, in 2007 and 2006, we experienced foreign exchange rate net gains of $4.5 million and $3.2 million, respectively, for those periods, which had a positive effect on our operating income, while in 2005, we experienced a foreign exchange rate net loss of $1.3 million which had a negative effect on our operating income. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure about Market Risk—Foreign Currency Risk.

We may enter into future acquisitions and long-term artist rights arrangements and take certain actions in connection with such transactions that could affect the price of our common stock.

As part of our growth strategy, we expect to review acquisition prospects that would offer growth opportunities. We also anticipate entering into long-term arrangements with certain artists under which we would acquire the rights to certain music-related activities, including touring, merchandising, recording, online fan clubs, film/DVD and other rights. In the event of future acquisitions or artist rights arrangements, we could:

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

Our future growth rate depends in part on our selective acquisition of additional businesses. A significant portion of our recent growth has been attributable to acquisitions, including, among others, our acquisitions of HOB Entertainment, Inc., or HOB, Musictoday, CPI and of an equity interest in AMG. We may be unable to identify other suitable targets for further acquisition or make further acquisitions at favorable prices. If we identify a suitable acquisition candidate, our ability to successfully implement the acquisition would depend on a variety of factors, including our ability to obtain financing on acceptable terms and requisite government approvals. Acquisitions involve risks, including those associated with:

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

Certain of our new or expanded business lines, including ticketing and artist rights arrangements, may not develop as currently anticipated, causing an adverse impact on our financial performance.

We are currently in the process of expanding our operations to encompass music-related businesses beyond the live music event. These include launching a full-scale in-house ticketing operation which is anticipated to be operational by the beginning of 2009, as well as continuing to invest in long-term rights arrangements with key artists. In each of these and other new or expanding business lines, we currently anticipate incurring costs to build infrastructure, making advances to artists and otherwise investing in these new businesses. If these businesses do not develop as currently anticipated, either due to our inability to execute on our strategic plans or as a result of other factors, our profitability could be negatively impacted.

There is the risk of personal injuries and accidents in connection with our live entertainment events, which could subject us to personal injury or other claims and increase our expenses, as well as reduce attendance at our live entertainment events, causing a decrease in our revenue.

There are inherent risks involved with producing live entertainment events. As a result, personal injuries and accidents have, and may, occur from time to time, which could subject us to claims and liabilities for personal injuries. Incidents in connection with our live entertainment events at any of our venues or venues that we rent could also result in claims, reducing operating income or reducing attendance at our events, causing a decrease in our revenue. We are currently subject to wrongful death claims, as well as other litigation. While we maintain insurance polices that provide coverage within limits that are sufficient, in management’s judgment, to protect us from material financial loss for personal injuries sustained by persons at our venues or accidents in the ordinary course of business, there can be no assurance that such insurance will be adequate at all times and in all circumstances.

Costs associated with, and our ability to obtain, adequate insurance could adversely affect our profitability and financial condition.

Heightened concerns and challenges regarding property, casualty, liability, business interruption and other insurance coverage have resulted from the terrorist and related security incidents on and after September 11, 2001 in the United States, as well as the more recent terrorist attacks in Madrid and London. As a result, we may experience increased difficulty obtaining high policy limits of coverage at reasonable costs, including coverage for acts of terrorism. We have a material investment in property and equipment at each of our venues, which are generally located near major cities and which hold events typically attended by a large number of fans. At December 31, 2007, we had property and equipment with a net book value of approximately $915.0 million.

These operational, geographical and situational factors, among others, may result in significant increases in insurance premium costs and difficulties obtaining sufficiently high policy limits with deductibles that we believe to be reasonable. We cannot assure you that future increases in insurance costs and difficulties obtaining high policy limits will not adversely impact our profitability, thereby possibly impacting our operating results and growth.

In addition, under our Live Nation Artists platform we enter into various agreements with artists from time to time, including long-term artist rights arrangements. The profitability of those arrangements depends upon those artists’ willingness and ability to continue performing, and we may not be able to obtain sufficient insurance coverage at reasonable costs to adequately protect us against the death, disability or other failure of such artists to continue engaging in revenue-generating activities under those agreements.

We cannot guarantee that our insurance policy coverage limits, including insurance coverage for property, casualty, liability, artists and business interruption losses and acts of terrorism, would be adequate under the circumstances should one or multiple events occur at or near any of our venues, or that our insurers would have adequate financial resources to sufficiently or fully pay our related claims or damages. We cannot guarantee that adequate coverage limits will be available, offered at reasonable costs, or offered by insurers with sufficient financial soundness. The occurrence of such an incident or incidents affecting any one or more of our venues could have a material adverse effect on our financial position and future results of operations if asset damage and/or company liability were to exceed insurance coverage limits or if an insurer were unable to sufficiently or fully pay our related claims or damages.

Costs associated with capital improvements could adversely affect our profitability and liquidity.

Growth or maintenance of our existing revenue depends in part on consistent investment in our venues. Therefore, we expect to continue to make substantial capital improvements in our venues to meet long-term increasing demand, to increase entertainment value and to increase revenue. We frequently have a number of significant capital projects underway. Numerous factors, many of which are beyond our control, may influence the ultimate costs and timing of various capital improvements at our venues, including:

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

Our live entertainment venue operations are subject to federal, state and local laws, both domestically and internationally, governing matters such as construction, renovation and operation of our venues, as well as:

•	licensing and permitting;

•	human health, safety and sanitation requirements;

•	requirements with respect to the service of food and alcoholic beverages;

•	working conditions, labor, minimum wage and hour, citizenship and employment laws;

•	compliance with the ADA and the DDA;

•	sales and other taxes and withholding of taxes;

•	historic landmark rules; and

•	environmental protection laws.

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

We face intense competition in the live entertainment industry, and we may not be able to maintain or increase our current revenue, which could adversely affect our financial performance.

Our business segments are in highly competitive industries, and we may not be able to maintain or increase our current live entertainment revenue. We compete in the live entertainment industries, and within such industries we compete with other venues to book performers, and, in the markets in which we promote music concerts, we face competition from other promoters, as well as from certain performers who promote their own concerts. Our competitors also compete with us for key employees who have relationships with popular music artists that have a history of being able to book such artists for concerts and tours. These competitors may engage in more extensive development efforts, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential artists. Our competitors may develop services, advertising options or entertainment venues that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. It is possible that new competitors may emerge and rapidly acquire significant market share. Other variables that could adversely affect our financial performance by, among other things, leading to decreases in overall revenue, the numbers of advertising customers, event attendance, ticket prices or profit margins include:

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

We require access to venues to generate revenue from live entertainment events. For these events, we use venues that we own, but we also operate a number of our live entertainment venues under various agreements which include leases with third parties or equity or booking agreements, which are agreements where we contract to book the events at a venue for a specific period of time. Our long-term success in the live entertainment business will depend in part on the availability of venues, our ability to lease these venues and our ability to enter into booking agreements upon their expiration. As many of these agreements are with third parties over whom we have little or no control, we may be unable to renew these agreements or enter into new agreements on acceptable terms or at all, and may be unable to obtain favorable agreements with venues. Our ability to renew these agreements or obtain new agreements on favorable terms depends on a number of other factors, many of which are also beyond our control, such as national and local business conditions and competition from other promoters. If the cost of renewing these agreements is too high or the terms of any new agreement with a new venue are unacceptable or incompatible with our existing operations, we may decide to forego these opportunities. There can be no assurance that we will be able to renew these agreements on acceptable terms or at all, or that we will be able to obtain attractive agreements with substitute venues, which could have a material adverse effect on our results of operations.

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

Additionally, the market potential of live entertainment venues sites cannot be precisely determined, and our live entertainment venues may face competition in markets from unexpected sources. Newly constructed live entertainment venues may not perform up to our expectations. We face significant competition for potential live entertainment venue locations and for opportunities to acquire existing live entertainment venues. Because of this competition, we may be unable to add to or maintain the number of our live entertainment venues on terms we consider acceptable.

Our revenues depend in part on the promotional success of our marketing campaigns, and there can be no assurance that such advertising, promotional and other marketing campaigns will be successful or will generate revenue or profits.

Similar to many companies, we spend significant amounts on advertising, promotional and other marketing campaigns for our live entertainment events and other business activities. Such marketing activities include, among others, promotion of ticket sales, premium seat sales, hospitality and other services for our events and venues and advertising associated with our distribution of related souvenir merchandise and apparel. During 2007, we spent approximately 5.8% of our revenue on marketing, including advertising, and there can be no assurance that such advertising, promotional and other marketing campaigns will be successful or will generate revenue or profits.

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

If in any year we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned and our stock price may suffer.

Section 404 of the Sarbanes-Oxley Act of 2002 requires any company subject to the reporting requirements of the United States securities laws to conduct a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. To comply with this statute, we are required to document and test our internal control procedures and our management is required to assess and issue a report concerning our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of annual testing, our management may identify material weaknesses or deficiencies which may not be remediated in time to meet the deadline imposed by the Sarbanes-Oxley Act. If our management cannot favorably assess the effectiveness of our internal control over financial reporting or our auditors identify material weaknesses in our internal control, investor confidence in our financial results may weaken, and our stock price may suffer. Our efforts to comply with these regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue generating activities to compliance activities.

We may be adversely affected by the occurrence of extraordinary events, such as terrorist attacks.

The occurrence and threat of extraordinary events, such as terrorist attacks, intentional or unintentional mass-casualty incidents, natural disasters or similar events, may substantially decrease the use of and demand for our services and the attendance at live entertainment events, which may decrease our revenue or expose us to substantial liability. The terrorism and security incidents of September 11, 2001, military actions in Iraq, and periodic elevated terrorism alerts have raised numerous challenging operating factors, including public concerns regarding air travel, military actions and additional national or local catastrophic incidents, causing a nationwide disruption of commercial and leisure activities.

Following September 11, 2001, some artists refused to travel or book tours, which adversely affected our music business, and many people did not travel to New York City, which caused us to experience lower attendance levels at our theatrical performances playing on Broadway in New York City and adversely affected our theatrical business. The occurrence of the 2005 terrorist attacks in London, England, also caused us to experience lower attendance levels at our theatrical performances playing on the West End in London. The occurrence or threat of future terrorist attacks, military actions by the United States, contagious disease outbreaks, natural disasters such as earthquakes and severe floods or similar events cannot be predicted, and their occurrence can be expected to negatively affect the economies of the United States and other foreign countries where we do business.

Risks Relating to Our Common Stock

We cannot predict the prices at which our common stock may trade.

Our stock price has fluctuated between $9.26 and $25.63 since the spin-off in December 2005. The market price of our common stock may continue to fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

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

The price of our common stock may fluctuate significantly, and investors could lose all or part of the value of their common stock.

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

Our corporate governance documents, rights agreement and Delaware law may delay or prevent an acquisition of us that shareholders may consider favorable, which could decrease the value of our common stock.

Our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions include restrictions on the ability of our shareholders to remove directors and supermajority voting requirements for shareholders to amend our organizational documents, a classified board of directors and limitations on action by our shareholders by written consent. Two of our eleven directors are also directors of Clear Channel. In addition, our board of directors has the right to issue preferred stock without shareholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Delaware law, for instance, also imposes some restrictions on mergers and other business combinations between any holder of 15% or more of our outstanding common stock and us. Although we believe these provisions protect our shareholders from coercive or otherwise unfair takeover tactics and thereby provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some shareholders.

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

In addition, the terms of our senior secured credit facility provide that the lenders can require us to repay all outstanding indebtedness upon a change of control, and the preferred stock requires one of our subsidiaries to offer to repurchase the preferred stock at 101% of the liquidation preference upon a change of control. These provisions make an acquisition more costly to a potential acquirer. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Redeemable Preferred Stock.

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

We have a large number of shares of common stock outstanding and available for resale beginning at various points in time in the future. Sales of a substantial number of shares of our common stock in the public market, or the possibility that these sales may occur, could cause the market price for our common stock to decline. As of December 31, 2007, there were 74,893,005 shares of our common stock outstanding. As of December 31, 2007, there were 62,000 shares of common stock issuable upon the exercise of options outstanding at a weighted average exercise price of $11.35 per share.

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

Risks Relating to Our Separation from Clear Channel

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

In December 2005, we were spun-off from Clear Channel, and, therefore, we have minimal operating history as a separate publicly-traded company. The historical consolidated and combined financial information included in this Form 10-K for years prior to 2006 does not necessarily reflect the financial condition, results of operations or cash flows we would have achieved as a separate publicly-traded company during the periods presented or those we will achieve in the future. This is primarily a result of the following factors:

•

Prior to the Separation, our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, were satisfied as part of the corporate-wide cash management policies of Clear Channel. As a result of our separation, Clear Channel is no longer providing us with funds to finance our working capital or other cash requirements. Without the opportunity to obtain financing from Clear Channel, we may need to obtain additional financing from banks, or through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements. We currently have a credit rating of B1 by Moody’s Investors Services, Inc. and B by Standards & Poor’s Rating Services, a division of The McGraw-Hill Companies, Inc., that is lower than Clear Channel’s credit rating and, as a result, we will incur debt on terms and at interest rates that will not be as favorable as those generally enjoyed by Clear Channel.

•

Significant changes may occur in our cost structure, management, financing and business operations as a result of our operating as a company separate from Clear Channel. These changes may result in increased costs associated with reduced economies of scale, stand-alone costs for services previously provided by Clear Channel, the need for additional personnel to perform services previously provided by Clear Channel and the legal, accounting, compliance and other costs associated with being a public company with equity securities listed on a national stock exchange. During 2007, we continued to use on a temporary basis certain services of Clear Channel under the transition services agreement. We have now implemented, or are in the process of implementing these functions. As we continue to implement these functions, the costs may be higher than previous years’ allocations or current estimates and our losses may increase.

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

Although such corporate-level taxes, if any, resulting from a taxable distribution generally would be imposed on Clear Channel, we have agreed in the tax matters agreement to indemnify Clear Channel and its affiliates against tax-related liabilities, if any, caused by the failure of the Separation to qualify as a tax-free transaction under Section 355 of the Code (including as a result of Section 355(e) of the Code) if the failure to so qualify is attributable to actions, events or transactions relating to our stock, assets or business, or a breach of the relevant representations or covenants made by us in the tax matters agreement. If the failure of the Separation to qualify under Section 355 of the Code is for any reason for which neither we nor Clear Channel is responsible, we and Clear Channel have agreed in the tax matters agreement that we will each be responsible for 50% of the tax-related liabilities arising from the failure to so qualify. Clear Channel reported a $2.4 billion capital loss as a result of the Separation. See Item 8. Financial Statements and Supplementary Data—Note 10 Related-Party Transactions—Relationship with Clear Channel for a more detailed discussion of the tax matters agreement between Clear Channel and us.

We could be liable for income taxes owed by Clear Channel.

Each member of the Clear Channel consolidated group, which includes Clear Channel, our company and our subsidiaries through December 21, 2005, and Clear Channel’s other subsidiaries, is jointly and severally liable for the United States federal income tax liability of each other member of the consolidated group. Consequently, we could be liable in the event any such liability is incurred, and not discharged, by any other member of the Clear Channel consolidated group. Disputes or assessments could arise during future audits by the Internal Revenue Service in amounts that we cannot quantify. In addition, Clear Channel has recognized a capital loss for United States federal income tax purposes in connection with the Separation. If Clear Channel is unable to deduct such capital loss for United States federal income tax purposes as a result of any action we take following the Separation or our breach of a relevant representation or covenant made by us in the tax matters agreement, we have agreed in the tax matters agreement to indemnify Clear Channel for the lost tax benefits that Clear Channel would have otherwise realized if it were able to deduct this loss. See Item 8. Financial Statements and Supplementary Data—Note 10 Related-Party Transactions—Relationship with Clear Channel.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2007, we own, operate or lease 93 entertainment venues and 66 other facilities, including office leases, throughout North America and 37 entertainment venues and 33 other facilities internationally. We believe our venues and facilities are generally well-maintained and in good operating condition and have adequate capacity to meet our current business needs. We have a five-year lease ending June 30, 2010 for our corporate headquarters in Beverly Hills, California, used primarily by our executive and domestic operations management staff. We also have a nine-year lease ending September 29, 2016, for office space in London, England, used primarily by our international operations management staff.

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

We are a defendant in twenty-two putative class actions filed by different named plaintiffs in various U.S. District Courts throughout the country. The claims made in these actions are substantially similar to the claims made in the Heerwagen action described above, except that the geographic markets alleged are regional, statewide or more local in nature, and the members of the putative classes are limited to individuals who purchased tickets to concerts in the relevant geographic markets alleged. The plaintiffs seek unspecified compensatory, punitive and treble damages, declaratory and injunctive relief and costs of suit, including attorneys’ fees. We have filed our answers in some of these actions, and we have denied liability. On December 5, 2005, we filed a motion before the Judicial Panel on Multidistrict Litigation to transfer these actions and any similar ones commenced in the future to a single federal district court for coordinated pre-trial proceedings. On April 17, 2006, the Panel granted our motion and ordered the consolidation and transfer of the actions to the U.S. District Court for the Central District of California. On June 4, 2007, the Court conducted a hearing on the plaintiffs’ motion for class certification. On June 25, 2007, the Court entered an order to stay all proceedings in the case pending the Court’s ruling on the plaintiffs’ motion for class certification. On October 22, 2007, the Court ruled in the plaintiffs’ favor, granting the plaintiffs’ motion for class certification and certifying a class in the Chicago, New England, New York/New Jersey, Colorado and Southern California regional markets. On November 5, 2007, we filed a Petition for Permission to Appeal from Order Granting Class Certification with the U.S. District Court of Appeals for the Ninth Circuit. At a status conference conducted on November 5, 2007, the U.S. District Court extended its stay of all proceedings pending further developments in the U.S. Court of Appeals for the Ninth Circuit. On February 15, 2008, the U.S. Court of Appeals for the Ninth Circuit issued an order denying our Petition for Permission to Appeal. On February 20, 2008, we filed a Motion with the U.S. District Court for Reconsideration of its October 22, 2007 order granting the plaintiffs’ motion for class certification. We intend to vigorously defend all claims in all of the actions.

From time to time, we are involved in other legal proceedings arising in the ordinary course of our business, including proceedings and claims based upon violations of antitrust laws and tortious interference, which could cause us to incur significant expenses. We also have been the subject of personal injury and wrongful death claims relating to accidents at our venues in connection with our operations. As required, we accrue our estimate of the probable settlement or other losses for the resolution of any outstanding claims. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. In addition, under our agreements with Clear Channel, we have assumed and will indemnify Clear Channel for liabilities related to our business for which they are a party in the defense.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was listed on the New York Stock Exchange under the symbol “LYV” on December 21, 2005. There were 3,513 shareholders of record as of February 22, 2008. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table presents the high and low sales prices of the common stock on the New York Stock Exchange during the calendar quarter indicated.

	Common Stock Market Price
	High	Low
2006
First Quarter	$19.99	$12.77
Second Quarter	$24.90	$18.87
Third Quarter	$22.66	$18.17
Fourth Quarter	$24.66	$19.60
2007
First Quarter	$25.63	$21.07
Second Quarter	$24.09	$18.75
Third Quarter	$23.27	$16.85
Fourth Quarter	$24.03	$12.50

Dividend Policy

Since the Separation and through December 31, 2007, we have not declared or paid any dividends. We presently intend to retain future earnings, if any, to finance the expansion of our business. Therefore, we do not expect to pay any cash dividends in the foreseeable future. Moreover, the terms of our senior secured credit facility and the designations of our preferred stock limit the amount of funds which we will have available to declare and distribute as dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of our board of directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, plans for expansion and contractual restrictions with respect to the payment of dividends.

Equity Compensation Plans

Information regarding our equity compensation plans is incorporated by reference from Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this annual report on Form 10-K and should be considered an integral part of this Item 5.

Unregistered Sales of Equity Securities and Use of Proceeds

On December 27, 2007, in connection with our acquisition of Signatures, we issued 1,526,036 shares of our common stock with a value of $30.0 million to a trust company which was the sole stockholder of Signatures. The shares were not initially registered under the Securities Act of 1933, as amended, and were issued in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D. The merger agreement contained representations from the holder of the shares to support our reasonable belief that the holder acquired the shares for its own account and not with a view to distribution, and that the holder is an “accredited investor” as defined in Regulation D. On January 31, 2008, we registered 1,017,408 of these shares for resale under the Securities Act pursuant to a registration rights agreement.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31, (1) (2)
(in thousands, except per share data)	2003	2004	2005	2006	2007
Results of Operations Data:
Revenue	$2,707,902	$2,806,128	$2,936,845	$3,711,715	$4,184,981
Operating Expenses:
Direct operating expenses	2,039,499	2,185,127	2,310,925	2,997,863	3,333,572
Selling, general and administrative expenses	467,136	460,166	518,907	530,340	653,811
Depreciation and amortization	63,436	64,095	64,622	128,167	120,828
Loss (gain) on sale of operating assets	(978)	6,371	4,859	(11,640)	(51,226)
Corporate expenses	30,820	31,386	50,715	33,863	45,854

Operating income (loss)	107,989	58,983	(13,183)	33,122	82,142
Interest expense	2,788	3,119	6,059	37,218	61,915
Interest expense with Clear Channel Communications	41,415	42,355	46,437	—	—
Interest income	(6,870)	(3,221)	(2,506)	(12,446)	(14,479)
Equity in losses (earnings) of nonconsolidated affiliates	(1,357)	(2,906)	276	(8,407)	(4,806)
Minority interest expense	3,280	3,300	5,236	12,209	7,869
Other expense (income)—net	366	1,611	446	(1,220)	(13)

Income (loss) before income taxes	68,367	14,725	(69,131)	5,768	31,656
Income tax expense (benefit):
Current	(68,272)	(55,946)	(53,025)	26,876	35,943
Deferred	79,607	54,411	114,513	10,334	7,649

Net income (loss)	$57,032	$16,260	$(130,619)	$(31,442)	$(11,936)

Basic and diluted net loss per common share			$(1.96)	$(0.48)	$(0.17)

Cash dividends per share			$—	$—	$—

	As of December 31, (1) (2)
(in thousands)	2003	2004	2005	2006	2007
Balance Sheet Data:
Total assets	$1,495,715	$1,478,706	$1,776,584	$2,225,002	$2,752,103
Long-term debt, including current maturities	$617,838	$650,675	$366,841	$639,146	$822,606
Redeemable preferred stock	$—	$—	$40,000	$40,000	$40,000
Business/Shareholders’ equity	$188,283	$156,976	$636,700	$638,662	$867,066

(1)	Acquisitions and dispositions significantly impact the comparability of the historical consolidated financial data reflected in this schedule of Selected Financial Data.
(2)	Prior to the Separation, the combined financial statements include amounts that are comprised of businesses included in the consolidated financial statements and accounting records of Clear Channel, using the historical bases of assets and liabilities of the entertainment business. As a result of the Separation, we recognized the par value and additional paid-in capital in connection with the issuance of our common stock in exchange for the net assets contributed at that time.

The Selected Financial Data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Overview

During 2007 we continued to execute on our strategy to improve and build our core business, comprised of our North American Music, International Music, Global Artists and Global Digital segments and to divest non-core operations. The highlights for each of our segments for 2007 were:

North American Music

•	For the year ended December 31, 2007, our live music attendance increased by 3.3 million to 28.0 million total fans, a 13% increase over the prior year.

•

During 2007, our goal was to improve the operating results of our amphitheaters versus 2006, stopping the annual declines in operating income we had seen in this business in prior years. We were successful in achieving our goal this year even as the 2007 summer concert season proved to be weaker than in 2006 overall.

•

Of particular importance, we held 856 events in our owned and/or operated amphitheaters, a decrease of 67 events in those venues over the prior year. This decrease was intentional and was based on our focused plan to reduce the number of events that had less than 7,500 attendees at these venues as these smaller events tend to be less profitable and do not produce the best experience for the artist. Overall, our amphitheater attendance increased by 0.1 million attendees over the same period of the prior year.

•

We have substantially completed the integration of the 2006 acquisition of House of Blues, or HOB, and were successful in our overall cost reduction of $15.8 million of costs through the achievement of synergies between our existing business and HOB.

•

Our North American venue portfolio was expanded during 2007 through the addition of the Dodge Theater in January 2007, the Hollywood Palladium in April 2007 and The Fillmore Miami Beach at the Jackie Gleason Theater in June 2007.

•

We continued to focus on the process of divesting of a small number of non-core or underperforming venues in 2007 where economically feasible. We were successful in selling the Starwood Amphitheater in Nashville and also sold an office building that we owned in San Francisco.

International Music

•

For the year ended December 31, 2007, our number of events increased by 443 events to 2,894, an 18% increase over the prior year. In addition, our attendance increased by 0.8 million fans over the prior year. These increases were largely driven by acquisitions.

•

We expanded our international venue portfolio in 2007 through our two-step acquisition of a consolidating interest in AMG, which owns or operates 12 music venues in the United Kingdom. In line with its strategy to expand its venue portfolio throughout the United Kingdom, AMG opened the

Oxford Academy in September 2007 and has further venues in development for Sheffield, Leeds and Brighton, with Sheffield expected to open in April 2008.

•

Despite bad weather impacting much of Europe over the summer, our festivals continued to grow. Established festivals such as Reading and Leeds in the United Kingdom, Werchter in Belgium and Lowlands in Holland all experienced increases in attendance and more recently created festivals, such as Latitude in the United Kingdom, firmly established themselves on the festival calendar.

Global Artists

•

This segment includes the results from our global tours for artists such as The Rolling Stones, U2, Madonna and The Police. In addition, it includes our Live Nation Artists division which partners with artists to help them reach their fullest potential by managing their diverse rights in a unified manner, increasing their fan bases and providing a direct connection to fans through Live Nation’s global distribution platform and sponsorship relationships.

•

The Police, who reformed after 23 years, returned in 2007 resulting in the highest domestic grossing tour of the year. The tour included over 70 events across 19 countries around the world and played to largely sold out audiences.

•

In October 2007, we announced that we had signed Madonna to a ten-year relationship which encompasses Madonna’s future music and music-related businesses, including the exploitation of the Madonna brand, touring, merchandising, fan club/website, DVDs, music-related television and film projects, distribution of recorded music and associated sponsorship agreements. This unique new business model will address all of Madonna’s music ventures as a total business enterprise for the first time in her career.

•

Our acquisitions in 2007 have been built around our strategy of providing more services to the artist, and included the acquisitions of the remaining interest in Musictoday in July 2007, the remaining interest in CPI in September 2007, Anthill, a global merchandising company, in October 2007, and Signatures, the global leader in artist merchandising, in December 2007.

•

As expected, our global touring season was not as strong as the 2006 season solely due to the decline in the number of tours by major artists. In addition, during 2007 we made investments in building the Live Nation Artists division of this business.

Global Digital

•

Live Nation’s domestic website, www.livenation.com, continued to grow with over 27.7 million unique visitors during 2007. Globally, Live Nation’s websites had over 110.7 million unique visitors during 2007.

•

During 2007, we launched globally consistent websites in the United Kingdom, the Netherlands, Spain, Italy and Poland which offer fans a powerful concert search engine and special online access to tickets and merchandise. In January 2008, we launched similar websites in Norway, Finland, Denmark and Sweden. In addition, in October 2007, we announced a partnership with viagogo, Europe’s leading online secondary ticketing company, to become our official secondary ticketing partner in the Netherlands. We also launched additional functionality to our website including ticket auctions, 3D seat maps for a number of our amphitheaters and video recorded at our events.

•

In December 2007, we entered into a long-term agreement with CTS Eventim which will enable us to launch our own ticketing business utilizing what we believe to be one of the most technologically advanced ticketing platforms in the world. We will exclusively license the Eventim platform in North America, and Eventim will provide back-office ticketing services in the United Kingdom and ticketing services across Europe. The new agreement will allow us to begin selling tickets for 2009 events. The new ticketing platform will also allow us to control customer data, to create enhanced ticket-based concert products and to capitalize on expanded distribution channels and sponsorship opportunities.

Global Theater

•

Early in 2007, we announced that we had commenced a process to divest the majority of our North American theatrical business operations. As part of this process, we sold our 50% nonconsolidated interest in Broadway in Chicago, or BIC, in December 2007.

•

In January 2008, we completed the sale of the majority of the remaining North American theatrical business through the sale of our Broadway Across America business, which produces and/or presents Broadway shows at primarily third-party venues in the United States and Canada, as well as our interest in three owned and five leased and/or managed theatrical venues located in Minneapolis, Boston, Baltimore and Toronto.

Other Information

•

As part of our focus on expanding our strategic marketing alliances, we announced in February 2008 that we have entered into an agreement with Citi® that leverages Live Nation’s fully integrated music platform, including concerts, online ticketing and access to Live Nation Artists, to deliver what we believe to be a uniquely comprehensive music experience to Citi® customers in the United States. Citi’s® investment will grant them “official credit card partner” status at Live Nation and will give Citi® customers potential benefits including access to presale and preferred tickets, box seats at select venues, premium seats, exclusive merchandise and a variety of unique VIP experiences.

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

Segment Overview

Our reportable segments are North American Music, International Music, Global Artists, Global Digital and Global Theater. In addition, we have operations in the specialized motor sports, sports representation and other businesses which are included under “other”.

North American Music

Our North American Music segment principally involves the promotion of live music events in our owned and/or operated venues and in rented third-party venues. While our North American Music segment operates year-round, we experience higher revenue during the second and third quarters due to the seasonal nature of shows at our outdoor amphitheaters, which primarily occur May through September.

To judge the health of our North American Music segment, we primarily monitor the number of confirmed events in our network of owned and/or operated and third-party venues, talent fees, average paid attendance and advance ticket sales. In addition, at our owned and/or operated venues, we monitor attendance, food and beverage sales per attendee, premium seat sales and corporate sponsorship sales.

See further discussion of our North American Music segment in Item 1. Business—Operating Segments.

International Music

Our International Music segment principally involves the promotion of live music events in our owned and/or operated venues and in rented third-party venues and the production of music festivals. While our International Music segment operates year-round, we experience higher revenue during the second and third quarters due to the seasonal nature of our international festivals, which primarily occur June through August.

To judge the health of our International Music segment, we primarily monitor the number of confirmed events in our network of owned and/or operated and third-party venues, talent fees, average paid attendance and advance ticket sales. In addition, at our owned and/or operated venues, we monitor attendance and food and beverage sales per attendee. Because this business is conducted in foreign markets, we look at the operating results from our foreign operations on a constant dollar basis.

See further discussion of our International Music segment in Item 1. Business—Operating Segments.

Global Artists

Our Global Artists segment principally involves the production and/or promotion of global music tours as well as providing various services to artists. While our Global Artists segment operates year-round, the timing of tours of top-grossing acts can impact comparability of quarterly results year over year, although annual results may or may not be impacted.

To judge the health of our Global Artists segment, we primarily monitor the number of confirmed events, paid attendance and tour contribution margin. In addition, for our Live Nation Artists services, we monitor the number of artist clients, services provided per artist client and revenue per artist client.

See further discussion of our Global Artists segment in Item 1. Business—Operating Segments.

Global Digital

Our Global Digital segment is creating the new internet and digital platform for Live Nation. This segment is involved in managing our in-house ticketing operations and online and wireless distribution activities, including the development of our website.

To judge the health of our Global Digital segment, we primarily review the number of tickets sold through our in-house centralized ticketing operations, the number of unique visitors to our websites and the overall number of customers in our database.

See further discussion of our Global Digital segment in Item 1. Business—Operating Segments.

Global Theater

Our Global Theater segment principally involves the presentation and production of touring and other theatrical performances, owning and/or operating theatrical venues and selling sponsorships and advertising. While our Global Theater segment operates year-round, we experience higher revenue during the first, second and fourth quarters as the theatrical touring season typically runs from September to April.

To judge the health of our Global Theater segment, we primarily monitor the number of confirmed events, average show profit, paid attendance and advance ticket sales. In addition, at our owned and/or operated theater venues, we monitor attendance, food and beverage sales per attendee and corporate sponsorship sales. Because a portion of our global theater business is conducted in foreign markets, we look at the operating results from our foreign operations on a constant dollar basis.

See further discussion of our Global Theater segment in Item 1. Business—Operating Segments.

Consolidated and Combined Results of Operations

	Year Ended December 31,			% Change 2007 vs. 2006	% Change 2006 vs. 2005
(in thousands)	2007	2006	2005
Revenue	$4,184,981	$3,711,715	$2,936,845	13%	26%
Operating expenses: Direct operating expenses	3,333,572	2,997,863	2,310,925	11%	30%
Selling, general and administrative expenses	653,811	530,340	518,907	23%	2%
Depreciation and amortization	120,828	128,167	64,622	(6)%	98%
Loss (gain) on sale of operating assets	(51,226)	(11,640)	4,859	340%	* *
Corporate expenses	45,854	33,863	50,715	35%	(33)%

Operating income (loss)	82,142	33,122	(13,183)	148%	* *
Operating margin	2.0%	0.9%	(0.5)%
Interest expense	61,915	37,218	6,059
Interest expense with Clear Channel Communications	—	—	46,437
Interest income	(14,479)	(12,446)	(2,506)
Equity in losses (earnings) of nonconsolidated affiliates	(4,806)	(8,407)	276
Minority interest expense	7,869	12,209	5,236
Other expense (income)—net	(13)	(1,220)	446

Income (loss) before income taxes	31,656	5,768	(69,131)
Income tax expense (benefit): Current	35,943	26,876	(53,025)
Deferred	7,649	10,334	114,513

Net loss	$(11,936)	$(31,442)	$(130,619)

Note:

Non-cash compensation expense of $10.8 million and $1.6 million is included in corporate expenses and $18.4 million and $1.7 million is included in selling, general and administrative expenses for the years ended December 31, 2007 and 2006, respectively. For the year ended December 31, 2005, non-cash compensation expense of $1.3 million was included in corporate expenses and was based on an allocation from Clear Channel related to issuance of Clear Channel stock awards above fair value. The non-cash compensation expense for 2007 includes expenses related to stock option and restricted stock grants as well as incentive bonuses being paid in stock in lieu of cash.

**	Percentages are not meaningful.

Key Operating Metrics

	Year Ended December 31,
	2007	2006	2005
Events
North American Music promotions	10,251	7,857	6,850
North American Music third-party rentals at our owned and/or operated venues	860	893	698
International Music promotions	2,894	2,451	1,458
International Music third-party rentals at our owned and/or operated venues	2,022	1,439	777
Global Artists promotions	161	167	111
Global Theater promotions	5,015	5,264	5,478
Global Theater third-party rentals at our owned and/or operated venues	6,621	6,931	7,283
Motor sports promotions	560	560	551
Motor sports third-party rentals at our owned and/or operated venues	—	23	25

Total events	28,384	25,585	23,231

Further detail of North American Music promotions: Owned and/or operated amphitheaters	856	923	768
All other	9,395	6,934	6,082

Total North American Music promotion events	10,251	7,857	6,850

Attendance (rounded)
North American Music promotions	28,004,000	24,730,000	22,405,000
North American Music third-party rentals at our owned and/or operated venues	1,523,000	989,000	664,000
International Music promotions	9,398,000	8,581,000	6,790,000
International Music third-party rentals at our owned and/or operated venues	3,703,000	3,244,000	2,110,000
Global Artists promotions	2,928,000	3,254,000	3,395,000
Global Theater promotions	7,383,000	7,747,000	9,074,000
Global Theater third-party rentals at our owned and/or operated venues	6,498,000	6,479,000	6,621,000
Motor sports promotions	4,837,000	4,641,000	4,643,000
Motor sports third-party rentals at our owned and/or operated venues	—	79,000	89,000

Total attendance	64,274,000	59,744,000	55,791,000

Further detail of North American Music promotions: Owned and/or operated amphitheaters	8,421,000	8,329,000	7,124,000
All other	19,583,000	16,401,000	15,281,000

Total North American Music promotion attendance	28,004,000	24,730,000	22,405,000

Note:	Promotions listed above include events in our owned and/or operated venues as well as events we promote in third-party venues. Events and attendance information for our exhibition and sports representation businesses have been excluded as the majority of these businesses were either sold or shut down during 2006. The 2007 Global Artists data excludes 88 events and 31,000 attendees for a theatrical production. The 2006 International Music data is not comparable to 2005 because the 2006 promotion data includes 710 events and 221,000 attendees for 2006 for Mean Fiddler Music Group, Plc, or Mean Fiddler, venues in the United Kingdom and the 2006 third-party rental data includes 526 events and 349,000 attendees for 2006 for Mean Fiddler venues. The data for Mean Fiddler for 2005 is not available.

Revenue

Our revenue increased $473.3 million, or 13%, during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to increases in revenue from our North American Music, International Music and Global Artists segments of $325.8 million, $211.3 million and $17.5 million, respectively, partially offset by decreases in revenue in our Global Theater and other operations of $26.0 million and $41.7 million, respectively. The total increase in revenue includes the impact of our acquisitions during the year. Included in the increase in revenue for the year ended December 31, 2007 is approximately $116.7 million from increases in foreign exchange rates as compared to the same period of 2006.

Our revenue increased $774.9 million, or 26%, during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to increases in revenue from our North American Music, International Music, Global Artists and Global Theater segments of $277.3 million, $164.4 million, $324.5 million and $49.0 million, respectively, partially offset by a decrease in revenue in our other operations of $41.1 million. The total increase in revenue includes the impact of our acquisitions during the year. Included in the increase in revenue for the year ended December 31, 2006 is approximately $39.6 million from increases in foreign exchange rates as compared to the same period of 2005.

More detailed explanations of the years ended 2007 and 2006 changes are included in the applicable segment discussions contained herein.

Direct operating expenses

Our direct operating expenses increased $335.7 million, or 11%, during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to increases in direct operating expenses in our North American Music, International Music and Global Artists segments of $208.7 million, $178.1 million and $20.5 million, respectively, partially offset by a decrease in our Global Theater and other operations of $34.5 million and $21.5 million, respectively. Included in the increase in direct operating expenses for the year ended December 31, 2007 is approximately $93.5 million from increases in foreign exchange rates as compared to the same period of 2006.

Our direct operating expenses increased $686.9 million, or 30%, during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to increases in direct operating expenses in our North American Music, International Music, Global Artists and Global Theater segments of $240.9 million, $137.0 million, $280.1 million and $44.5 million, respectively, partially offset by a decrease in our other operations of $14.6 million. We recorded write-downs on certain prepaid production costs related to DVDs and a theatrical production of $4.8 million during 2006 in our Global Theater segment and other operations. Direct operating expenses in 2005 included $13.4 million of write-offs of advances on certain music and theater projects and other reorganization costs. Included in the increase in direct operating expenses for the year ended December 31, 2006 is approximately $32.2 million from increases in foreign exchange rates as compared to the same period of 2005.

Direct operating expenses include artist fees, show related marketing and advertising expenses along with other costs.

More detailed explanations of the years ended 2007 and 2006 changes are included in the applicable segment discussions contained herein.

Selling, general and administrative expenses

Our selling, general and administrative expenses increased $123.5 million, or 23%, during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to increases in selling, general and administrative expenses of our North American Music, International Music and Global Artists segments of $84.6 million, $27.3 million and $25.7 million, respectively, partially offset by a decrease in our other operations of $14.9 million. Included in the increase in selling, general and administrative expenses for the year ended December 31, 2007 is approximately $16.0 million from increases in foreign exchange rates as compared to the same period of 2006.

Our selling, general and administrative expenses increased $11.4 million, or 2%, during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to increases in selling, general and administrative expenses of our North American Music, International Music and Global Artists segments of $20.9 million, $20.6 million and $18.4 million, respectively, partially offset by decreases in our Global Theater segment and other operations of $10.8 million and $46.4 million, respectively. Partially offsetting the overall increase was a reduction of $7.0 million related to certain pre-acquisition contingencies for legal matters which were resolved during the year. In addition there were reductions due to expenses of approximately $45.0 million related to severance costs and litigation contingencies and expenses that were recorded during the year ended December 31, 2005. Included in the increase in selling, general and administrative expenses for the year ended December 31, 2006 is approximately $2.6 million from increases in foreign exchange rates as compared to the same period of 2005.

More detailed explanations of the years ended 2007 and 2006 changes are included in the applicable segment discussions contained herein.

Depreciation and amortization

Our depreciation and amortization decreased $7.3 million, or 6%, during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to decreases in depreciation and amortization of our North American Music and Global Theater segments of $17.5 million and $7.2 million, respectively, partially offset by an increase in our Global Artists segment of $13.7 million.

Our depreciation and amortization increased $63.5 million, or 98%, during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to increases in depreciation and amortization of our North American Music, International Music, Global Artists and Global Theater segments of $43.8 million, $9.2 million, $5.8 million and $6.6 million, respectively. Driving this increase was an impairment charge of $51.6 million primarily related to several amphitheaters and one theater development project that is no longer being pursued.

More detailed explanations of the years ended 2007 and 2006 changes are included in the applicable segment discussions contained herein.

Loss (gain) on sale of operating assets

Our gain on sale of operating assets increased $39.6 million during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to gains recorded in 2007 on the sale of an arena/race track in Leicestershire, England, an amphitheater in Nashville, an office building in San Francisco, two mid-sized music venues in London, seven small-sized music venues in London, a theatrical theater in Chicago and our 50% interest in Broadway in Chicago. These gains were partially offset by an $8.1 million loss recorded in 2007 on the sale of our ownership interest in the production of Phantom: The Las Vegas Spectacular. These increases were further offset by gains recorded in 2006 on the sale of a portion of our sports representation business assets and the sale of certain show-related prepaid production assets, theatrical productions and investments in nonconsolidated affiliates.

Our gain on sale of operating assets increased $16.5 million during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to gains recorded in 2006 on the sale of portions of our sports representation business assets related to basketball, golf, football, tennis, media, baseball, soccer and rugby. These gains were partially offset by a loss recorded in 2006 on the disposal of certain theatrical venue interests in Spain and further increased by a loss recorded in 2005 on the sale of certain exhibition assets.

Corporate expenses

Corporate expenses increased $12.0 million, or 35%, during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to $9.2 million of higher non-cash compensation expense for additional stock-based awards and increased headcount related to the building of corporate functions previously provided by Clear Channel, partially offset by a reduction in rent expense in our New York office due to subleasing of available space.

Corporate expenses decreased $16.9 million, or 33%, during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to $17.0 million of litigation contingencies and expenses related to a case recorded and settled in 2005 and $4.7 million of severance expense recorded in 2005. Partially offsetting these decreases were increases in consultant expense primarily related to corporate functions that were provided by Clear Channel in 2005 and insurance expense primarily due to increased rates in 2006.

Interest expense

Interest expense increased $24.7 million during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to interest expense related to our additional term loan which we obtained in the fourth quarter of 2006, our convertible notes which were issued in the third quarter of 2007, borrowings under the revolving credit facility during the period and amortization of additional debt issuance costs.

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

Our debt balances, including redeemable preferred stock, and weighted average cost of debt were $862.6 million and 6.77%, respectively, at December 31, 2007, and $679.1 million and 8.18%, respectively, at December 31, 2006.

Interest expense with Clear Channel Communications

The increases and decreases in interest expense with Clear Channel Communications are directly related to the respective increase or decrease in average debt outstanding as the rate charged remained relatively consistent throughout the periods. As of December 21, 2005, this debt was repaid to or contributed to our capital by Clear Channel.

Our weighted average cost of this debt during 2005 was 7.0%.

Interest income

Interest income increased $2.0 million during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to interest income earned on excess cash invested in money market funds and other short-term investments and interest income earned on HOB purchase price held in escrow.

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

Equity in losses (earnings) of nonconsolidated affiliates

Equity in earnings of nonconsolidated affiliates decreased $3.6 million during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to a write-down of $2.2 million on an investment in 2007 with no similar significant write-down in 2006 and losses recorded for our investment in Rock in Rio Madrid S.A. primarily related to advertising expenses incurred in advance of the festival.

Equity in losses (earnings) of nonconsolidated affiliates increased $8.7 million during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to an increase in earnings from our investments in NBC-Live Nation Ventures, LLC, Dominion Theatre and Marek Lieberberg Konzertagentur, partially offset by losses on other investments. This is further increased by a write-down recorded in 2005 of $4.9 million on an investment with no similar significant write-down in 2006.

Minority interest expense

Minority interest expense decreased $4.3 million during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to our acquisition of the remaining interests in the CPI entities during the third quarter of 2007, partially offset by our acquisition of a controlling interest in AMG during the third quarter of 2007.

Minority interest expense increased $7.0 million during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to our acquisition of controlling interests in the CPI entities during the second quarter of 2006.

Income Taxes

Our effective tax rate was 138% for 2007 compared to an effective tax rate of 645% in 2006. This effective tax rate represents net tax expense of $43.6 million and $37.2 million for the years ended December 31, 2007 and 2006, respectively. Of the $43.6 million of 2007 tax expense, $2.7 million relates to state and local taxes, $0.8 million relates to reserves for uncertain tax positions, $11.8 million relates to adjustments for significant, unusual and extraordinary items and $1.2 million relates to U.S. tax on nonconsolidated entities. The remainder of $27.1 million relates to statutory tax on profitable operations which are principally operations outside of the United States and reflect effective tax rates in those jurisdictions. The net increase in 2007 tax expense as compared to 2006 tax expense is primarily attributable to an increase in taxable gains in the United Kingdom and an increase in other European earnings.

Our effective tax rate is 645% for 2006 compared to an effective tax rate of (89)% in 2005. Our effective tax rate for 2006 was impacted by valuation allowances recorded against increases in deferred tax assets related to impairments recorded during the year effects of tax reserves.

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

North American Music Results of Operations

Our North American Music segment operating results were as follows:

	Year Ended December 31,			% Change 2007 vs. 2006	% Change 2006 vs 2005
(in thousands)	2007	2006	2005
Revenue	$1,955,059	$1,629,247	$1,351,942	20%	21%
Operating expenses:
Direct operating expenses	1,566,144	1,357,414	1,116,467	15%	22%
Selling, general and administrative expenses	323,528	238,940	218,029	35%	10%
Depreciation and amortization	60,286	77,775	33,973	(22)%	129%
Loss (gain) on sale of operating assets	(6,725)	(63)	109	* *	* *

Operating income (loss)	11,826	(44,819)	(16,636)	* *	(169)%
Operating margin	0.6%	(2.8)%	(1.2)%

**	Percentages are not meaningful.

Year Ended 2007 Compared to Year Ended 2006

North American Music revenue increased $325.8 million, or 20%, during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to $319.5 million of revenue related to our acquisitions of HOB during the fourth quarter of 2006 and HOB Canada during the second quarter of 2007.

North American Music direct operating expenses increased $208.7 million, or 15%, during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to $230.8 million of direct operating expenses related to our acquisitions of HOB and HOB Canada. This increase was partially offset by a reduction in direct operating expenses for our owned and/or operated amphitheaters due to a decline in the number of events and reduced show costs. The net increase in direct operating expenses was less than the increase in revenue primarily due to more strategic talent buying and reduced show costs at our amphitheaters and due to HOB clubs, acquired in 2006, having lower direct operating expenses as a percentage of revenue as compared to our other promotion and venue operation businesses.

North American Music selling, general and administrative expenses increased $84.6 million, or 35%, during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to $64.4 million of selling, general and administrative expenses related to our acquisitions of HOB and HOB Canada. In addition, we experienced an increase in legal expenses of $4.8 million related to ongoing cases, increased salary expense for promoters and additional staff at venues and other incremental expenses related to the commencement of the Dodge Theater operating agreement in January 2007, the Hollywood Palladium operating agreement in April 2007 and The Fillmore Miami Beach at the Jackie Gleason Theater operating agreement in June 2007.

North American Music depreciation and amortization expense decreased $17.5 million, or 22%, during the year ended December 31, 2007 as compared to the same period of the prior year due to an impairment of $42.5 million recorded during 2006 related to several amphitheaters. This decrease was partially offset by an additional $17.3 million primarily for the amortization of the intangible assets resulting from our acquisition of HOB during 2006, which were recorded as part of the purchase price allocations, and an impairment of $3.8 million recorded during the fourth quarter of 2007 related to two amphitheaters.

North American Music gain on sale of operating assets increased $6.7 million during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to the sales of an office building in San Francisco and the Starwood Amphitheater in Nashville.

The increase in operating income for North American Music was primarily a result of operating income from our HOB and HOB Canada acquisitions, improved results at our owned and/or operated amphitheaters, decreased depreciation expense due to the amphitheater impairments recorded in 2006, and the gains recorded in 2007 on the asset sales.

Year Ended 2006 Compared to Year Ended 2005

North American Music revenue increased $277.3 million, or 21%, during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to increases in the number of events and related attendance at our owned and/or operated amphitheaters of 155 and 1.2 million, respectively, as we focused on increasing the bookings for these venues. This increase was partially achieved through successful packaging of artists such as Def Leppard and Journey. In addition, the increased attendance at our owned and/or operated amphitheaters and increased attendance from third-party rentals increased service charge rebates, food and beverage and merchandise revenue. Finally, the number of events at our owned and/or operated mid-sized music venues and related attendance increased by 161 and 0.5 million, respectively. Included in the increase was $59.9 million of revenue related to our acquisition of HOB during the fourth quarter of 2006.

North American Music direct operating expenses increased $240.9 million, or 22%, during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to increases in the number of events in our owned and/or operated amphitheaters and mid-sized music venues, all of which resulted in higher talent fees, other event related costs and merchandise direct operating expenses. However, these increases were partially offset by a decline in sponsorship direct operating expenses primarily due to a one-time sponsorship event held in 2005. Also offsetting these increases, was the elimination in 2006 of $5.6 million of write-offs of advances on certain domestic music projects during the fourth quarter of 2005. Included in the increase was $40.7 million of direct operating expenses related to our acquisition during of HOB.

North American Music selling, general and administrative expenses increased $20.9 million, or 10%, during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to increased compensation related expense due to building the venue management team and incentive plans based on driving increased food and beverage sales at our owned and/or operated venues, increased property insurance expense and increased utility expenses. Partially offsetting these increases was the elimination in 2006 of $11.2 million of severance and other reorganization costs and $6.7 million of litigation contingencies and expenses recorded during 2005. Included in the increase was $17.4 million of selling, general and administrative expenses related to our acquisition of HOB.

North American Music depreciation and amortization expense increased $43.8 million, or 129%, during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to an impairment of $42.5 million recorded during the third and fourth quarters of 2006 related primarily to several amphitheaters. In addition, we incurred increased depreciation expense related to capital expenditures to improve the audience experience at our amphitheaters.

International Music Results of Operations

Our International Music segment operating results were as follows:

	Year Ended December 31,			% Change 2007 vs. 2006	% Change 2006 vs. 2005
(in thousands)	2007	2006	2005
Revenue	$1,078,696	$867,423	$703,060	24%	23%
Operating expenses:
Direct operating expenses	857,867	679,732	542,753	26%	25%
Selling, general and administrative expenses	146,526	119,276	98,714	23%	21%
Depreciation and amortization	14,928	15,006	5,815	(1)%	158%
Loss (gain) on sale of operating assets	(18,807)	1,041	(914)	* *	* *

Operating income	78,182	52,368	56,692	50%	(8)%
Operating margin	7.3%	6.0%	8.1%

**	Percentages are not meaningful.

Year Ended 2007 Compared to Year Ended 2006

International Music revenue increased $211.3 million, or 24%, during the year ended December 31, 2007 as compared to the same period of the prior year. Excluding the increase related to the impact of changes in foreign exchange rates of $93.1 million, the increase in revenue was $118.2 million, or 14%, primarily due to incremental revenue of $107.8 million, prior to intersegment eliminations, related to the effect of acquisitions in France and Spain since the same period in the prior year, our acquisition of AMG in July 2007 and the addition of the Wembley Arena operating agreement in the United Kingdom in April 2006. We also experienced an increase in revenue from our other European operations driven by increased promotion activity in Italy, Finland, Norway and Holland and stronger results for several festivals in the United Kingdom. Partially offsetting these increases, was a decline in revenue from The Point, an arena in Ireland, due to the venue being closed for renovations in August 2007.

International Music direct operating expenses increased $178.1 million, or 26%, during the year ended December 31, 2007 as compared to the same period of the prior year. Excluding the increase related to the impact of changes in foreign exchange rates of $76.1 million, the increase in direct operating expenses was $102.0 million, or 15%, primarily due to incremental direct operating expenses of $80.3 million, prior to intersegment eliminations, related to the acquisitions since the same period in the prior year and the addition of the Wembley Arena operating agreement. Our direct operating expenses also increased due to the improved results for our other European operations noted above and increased direct operating expenses for several festivals in the United Kingdom.

International Music selling, general and administrative expenses increased $27.3 million, or 23%, during the year ended December 31, 2007 as compared to the same period of the prior year. Excluding the increase related to the impact of changes in foreign exchange rates of $11.7 million, the increase in selling, general and administrative expenses was $15.6 million, or 13%, primarily due to $15.7 million of selling, general and administrative expenses related to the acquisitions made since the same period in the prior year and the addition of the Wembley Arena operations.

International Music gain on sale of operating assets increased $19.8 million during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to the sale of the Hammersmith Apollo and Forum mid-sized music venues and seven small-sized music venues in London.

Overall, the increase in operating income for International Music during the year ended December 31, 2007 as compared to the same period of the prior year was primarily due to gains recorded on the sale of the two mid-sized and seven small-sized music venues noted above. In addition, our recent acquisitions in Spain and France and our acquisition of AMG improved overall operating income during 2007. Finally, we experienced stronger results at several of our festivals in the United Kingdom.

Year Ended 2006 Compared to Year Ended 2005

International Music revenue increased $164.4 million, or 23%, during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to improved attendance at several music festivals in the United Kingdom such as Download and the newly created Hyde Park Calling, as well as stronger promotion activity for international tours by artists such as the Red Hot Chili Peppers. Partially offsetting these increases was a decline in revenue resulting from our divestiture of an artist agency business in the United Kingdom during the fourth quarter of 2005 and reduced revenue from an arena due to weaker content in 2006. Included in the increase was $36.4 million of revenue related to our acquisitions during the year ended December 31, 2006 and full year revenue of our acquisitions during 2005.

International Music direct operating expenses increased $137.0 million, or 25%, during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to improved attendance at several international music festivals and other events, all of which resulted in higher talent fees and other event related costs. Partially offsetting these increases was a decline in direct operating expenses resulting from our divestiture of an artist agency business in the United Kingdom during 2005. Included in the increase was $17.9 million of direct operating expenses related to our acquisitions during 2006 and a full year of direct operating expenses for our acquisitions completed during 2005.

International Music selling, general and administrative expenses increased $20.6 million, or 21%, during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to $15.3 million of selling, general and administrative expenses related to our acquisitions during 2006 and a full year of selling, general and administrative expenses for our acquisitions completed during 2005, offset by the elimination in 2006 of $1.6 million of costs related to severance and reorganization of the business incurred during 2005.

International Music depreciation and amortization expense increased $9.2 million, or 158%, during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to asset retirement obligations and intangible assets resulting from our acquisition of Mean Fiddler in the third quarter of 2005 due to the finalization of the purchase price allocations between goodwill and intangibles.

International Music loss on sale of operating assets increased $2.0 million during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to a loss recorded on the disposal of our interest in two venues in Spain.

Global Artists Results of Operations

Our Global Artists segment operating results were as follows:

	Year Ended December 31,			% Change 2007 vs. 2006	% Change 2006 vs. 2005
(in thousands)	2007	2006	2005
Revenue	$640,620	$623,147	$298,622	3%	109%
Operating expenses:
Direct operating expenses	581,526	561,046	280,984	4%	100%
Selling, general and administrative expenses	52,381	26,704	8,262	96%	223%
Depreciation and amortization	19,849	6,121	336	224%	* *
Gain on sale of operating assets	—	—	(1)	* *	* *

Operating income (loss)	(13,136)	29,276	9,041	* *	224%
Operating margin	(2.1)%	4.7%	3.0%

**	Percentages are not meaningful.

Year Ended 2007 Compared to Year Ended 2006

Global Artists revenue increased $17.5 million, or 3%, during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to incremental revenue of $107.5 million related to our acquisitions of CPI, Trunk and Musictoday during the second and third quarters of 2006 and Anthill during the fourth quarter of 2007. This increase was partially offset by a decline in global touring revenue due to a decline in the average ticket price. Tours during 2007 included The Rolling Stones, The Who, Barbra Streisand, The Police, Genesis and a non-music touring production.

Global Artists direct operating expenses increased $20.5 million, or 4%, during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to incremental direct operating expenses of $87.6 million related to our acquisitions of CPI, Trunk and Musictoday during 2006 and Anthill during 2007. This increase was partially offset by a decline in direct operation expenses for global tours due to the timing and mix of tours in 2007 as compared to 2006.

Global Artists selling, general and administrative expenses increased $25.7 million, or 96%, during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to incremental expenses of $19.9 million related to our 2006 acquisitions of CPI, Trunk and Musictoday and our 2007 acquisition of Anthill. In addition, we experienced an increase in selling general and administrative expenses due to increased salary and consultant expense related to increased headcount and activity for Live Nation Artists as we invest in the infrastructure of this division.

Global Artists depreciation and amortization expense increased $13.7 million, or 224%, during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to amortization of the intangible assets resulting from our 2006 and 2007 acquisitions of CPI and intangible assets associated with certain artist rights agreements.

The increased operating loss for Global Artists is primarily a result of a decline in the average ticket price for global tours, the timing and mix of global tours year over year and the amortization of intangible assets related to our acquisition of CPI and artist rights agreements.

Year Ended 2006 Compared to Year Ended 2005

Global Artists revenue increased $324.5 million, or 109%, during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to $212.7 million of revenue related to our acquisitions during 2006. In addition, we experienced an increase of events primarily due to the number of artists on tour during the respective years. We had an extraordinary year in 2006 with the Rolling Stones, U2, Madonna, Barbra Streisand and The Who all touring. In 2005, U2 and Sting were the only significant tours.

Global Artists direct operating expenses increased $280.1 million, or 100%, during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to $180.9 million of direct operating expenses related to our acquisitions during 2006. In addition, direct operating expenses increased due to the increase in the number of events and the number of artists on tour during the year which resulted in higher talent fees and other event-related costs.

Global Artists selling, general and administrative expenses increased $18.4 million, or 223%, during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to $14.2 million of selling, general and administrative expenses related to our acquisitions during 2006.

Global Artists depreciation and amortization expense increased $5.8 million during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to amortization of the intangible assets resulting from our acquisition of CPI during the second quarter of 2006.

Global Digital Results of Operations

Our Global Digital segment operating results were as follows:

	Year Ended December 31,			% Change 2007 vs. 2006	% Change 2006 vs. 2005
(in thousands)	2007	2006	2005
Revenue	$11,358	$8,893	$7,654	28%	16%
Operating expenses:
Direct operating expenses	3,128	2,665	3,058	17%	(13)%
Selling, general and administrative expenses	15,379	11,829	3,153	30%	275%
Depreciation and amortization	3,311	501	278	* *	80%

Operating income (loss)	(10,460)	(6,102)	1,165	71%	* *
Operating margin	(92.1)%	(68.6)%	15.2%

**	Percentages are not meaningful.

Year Ended 2007 Compared to Year Ended 2006

Global Digital revenue increased $2.5 million, or 28%, during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to increased sponsorship revenue and ticket service charge rebates associated with our in-house ticketing operations.

Global Digital direct operating expenses remained relatively flat during the year ended December 31, 2007 as compared to the same period of the prior year due to the minimal amount of direct operating expenses that are required for our internal ticketing operations.

Global Digital selling, general and administrative expenses increased $3.6 million, or 30%, during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to increased salary related to new staff, increased maintenance and consultant expenses related to our internal information technology and our website management.

Global Digital depreciation and amortization expense increased $2.8 million during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to depreciation expense related to our website development.

Year Ended 2006 Compared to Year Ended 2005

Global Digital revenue increased $1.2 million, or 16%, during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to an increase in ticket service charge rebates from our in-house ticketing operations resulting from the increase in the number of events and attendance in our North American Music segment.

Global Digital direct operating expenses remained relatively flat during the year ended December 31, 2006 as compared to the same period of the prior year due to the minimal amount of direct operating expenses that are required for our internal ticketing operations.

Global Digital selling, general and administrative expenses increased $8.7 million during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to increases in salary for new staff and consultant expenses related to our website and internet management primarily due to the launch of our consolidated website www.livenation.com.

Global Theater Results of Operations

Our Global Theater segment operating results were as follows:

	Year Ended December 31,			% Change 2007 vs. 2006	% Change 2006 vs. 2005
(in thousands)	2007	2006	2005
Revenue	$362,378	$388,391	$339,441	(7)%	14%
Operating expenses:
Direct operating expenses	244,808	279,260	234,768	(12)%	19%
Selling, general and administrative expenses	83,314	86,071	96,825	(3)%	(11)%
Depreciation and amortization	15,587	22,784	16,139	(32)%	41%
Loss (gain) on sale of operating assets	(22,294)	(2,052)	2,996	* *	* *

Operating income (loss)	40,963	2,328	(11,287)	* *	* *
Operating margin	11.3%	0.6%	(3.3)%

**	Percentages are not meaningful.

Year Ended 2007 Compared to Year Ended 2006

Global Theater revenue decreased $26.0 million, or 7%, during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to an increase in the number of fixed fee events for our North American presenting markets, as opposed to events where we recognize all the revenue and direct operating expense. In addition, we sold our interest in the production of Phantom: The Las Vegas Spectacular which opened during the third quarter of 2006. Our interest in this production was sold effective March 2007. These decreases were partially offset by increases in our United Kingdom operations driven by strong results from our production of Chicago and increased rental, merchandise and concession revenue for our United Kingdom theatrical theaters due to an increase in the number of events and related attendance driven by shows such as Wicked, The Producers and Mamma Mia!.

Global Theater direct operating expenses decreased $34.5 million, or 12%, during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to an increase in the number of fixed fee events for our North American presenting markets and the sale of our interest in the production of Phantom: The Las Vegas Spectacular noted above. The decrease is also impacted by the elimination of $1.8 million in expenses in 2006 related to a write-down of certain theatrical prepaid production assets. These decreases were partially offset by the strong results from our United Kingdom theatrical productions and theaters noted above.

Global Theater selling, general and administrative expenses decreased $2.8 million, or 3%, during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to reduced salary and rent expense during 2007 as a result of headcount reductions.

Global Theater depreciation and amortization expense decreased $7.2 million, or 32%, during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to an impairment of $9.1 million recorded during 2006 primarily related to a theater development project.

Global Theater gain on sale of operating assets increased $20.2 million during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to a gain of $31.3 million from the sale of the Oriental Theater in Chicago and our 50% interest in Broadway in Chicago, partially offset by a loss of $8.1 million from the sale of our 50.1% interest in the production of Phantom: The Las Vegas Spectacular.

Year Ended 2006 Compared to Year Ended 2005

Global Theater revenue increased $49.0 million, or 14%, during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to our production of Phantom of the Opera opening in Las Vegas at the end of the second quarter of 2006, an increase in the number of North American theater rental events and stronger results for our touring productions of Chicago, Starlight Express and Cats in the United Kingdom. Included in the increase was $3.2 million of revenue related to our acquisition of Historic Theatre Group, or HTG, during the year ended December 31, 2006. These increases were partially offset by a decline in revenue from a few of our larger theatrical venues due to weaker content in 2006.

Global Theater direct operating expenses increased $44.5 million, or 19%, during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to the opening and pre-opening costs of our production of Phantom of the Opera in Las Vegas and the increase in the number of North American theater rental events noted above. We also recorded $1.8 million related to a write-down of certain theatrical prepaid production assets. Partially offsetting these increases was the elimination in 2006 of $7.8 million of write-offs of advances on certain theater projects and other reorganization costs during the fourth quarter of 2005. Included in the increase was $0.4 million of direct operating expenses related to our acquisition of HTG during the year ended December 31, 2006.

Global Theater selling, general and administrative expenses decreased $10.8 million, or 11%, during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to $4.6 million of severance and other reorganization costs recorded during 2005. In addition, we experienced reduced salary expense during 2006 as a result of the headcount reductions made in 2005. Partially offsetting these decreases was an increase in selling, general and administrative expenses of $4.7 million related to our acquisition of HTG during the year ended December 31, 2006.

Global Theater depreciation and amortization expense increased $6.6 million, or 41%, during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to an impairment of $9.1 million recorded during the third and fourth quarters of 2006 related primarily to a theater development project that we have decided not to pursue.

Global Theater gain on sale of operating assets increased $5.0 million during the year ended December 31, 2006 as compared to the same period of the prior year due to a gain recorded on the sale of certain theatrical assets in 2006 and a loss recorded on certain exhibition assets in 2005.

Other Results of Operations

Our other operating results were as follows:

	Year Ended December 31,			% Change 2007 vs. 2006	% Change 2006 vs. 2005
(in thousands)	2007	2006	2005
Revenue	$163,625	$205,288	$246,349	(20)%	(17)%
Operating expenses: Direct operating expenses	106,851	128,350	142,990	(17)%	(10)%
Selling, general and administrative expenses	32,686	47,590	93,999	(31)%	(49)%
Depreciation and amortization	1,313	2,963	4,085	(56)%	(27)%
Loss (gain) on sale of operating assets	(3,231)	(10,445)	604	(69)%	* *

Operating income	26,006	36,830	4,671	(29)%	688%
Operating margin	15.9%	17.9%	1.9%

**	Percentages are not meaningful.

Year Ended 2007 Compared to Year Ended 2006

Other revenue decreased $41.7 million, or 20%, during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to the sale of portions of our sports representation business assets in 2006 and the sale of Donington Park in the United Kingdom.

Other direct operating expenses decreased $21.5 million, or 17%, during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to the sale of portions of our sports representation business assets, the sale of Donington Park and a decline in write-offs and costs related to certain DVD/CD production and distribution projects.

Other selling, general and administrative expenses decreased $14.9 million, or 31%, during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to the sale of portions of our sports representation business assets and the sale of Donington Park. These decreases were partially offset by an increase in selling, general and administrative expenses for our motor sports operations driven by a reserve recorded against receivables due to a sponsor’s bankruptcy.

Other depreciation and amortization expense decreased $1.7 million, or 56%, during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to the sale of Donington Park.

Other gain on sale of operating assets decreased $7.2 million during the year ended December 31, 2007 as compared to the same period of the prior year as the gain recorded in 2007 on the sale of Donington Park, an arena/race track in Leicestershire, England, was less than the gain on the sale of a portion of our sports representation business assets recorded in 2006.

Year Ended 2006 Compared to Year Ended 2005

Other revenue decreased $41.1 million, or 17%, during the year ended December 31, 2006 as compared to the same period of the prior year primarily as a result of the sale of portions of our sports representation business assets related to basketball, golf, football, tennis, media, baseball, soccer and rugby and the loss of a golf event due to its relocation to another country.

Other direct operating expenses decreased $14.6 million, or 10%, during the year ended December 31, 2006 as compared to the same period of the prior year primarily as a result of the sale of portions of our sports representation business assets and the loss of a golf event. We also recorded $3.0 million related to a write-down of certain DVD prepaid production assets.

Other selling, general and administrative expenses decreased $46.4 million, or 49%, during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to the sale of portions of our sports representation business assets. In addition, we experienced a decline in litigation contingencies and expenses in 2006 as compared to the prior year due to $7.0 million of certain pre-acquisition contingencies for legal matters which were resolved during the year. Finally, 2006 benefited from the elimination of $17.3 million of increased litigation contingencies and expenses and $3.6 million of costs related to severance and reorganization of the business incurred during 2005.

Other depreciation and amortization expense decreased $1.1 million, or 27%, during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to the sale of portions of our sports representation business assets.

Other gain on sale of operating assets increased $11.0 million during the year ended December 31, 2006 as compared to the same period of the prior year primarily due to gains recorded in 2006 on the sale of portions of our sports representation business assets.

Reconciliation of Segment Operating Income (Loss)

	Year Ended December 31,
(in thousands)	2007	2006	2005
North American Music	$11,826	$(44,819)	$(16,636)
International Music	78,182	52,368	56,692
Global Artists	(13,136)	29,276	9,041
Global Digital	(10,460)	(6,102)	1,165
Global Theater	40,963	2,328	(11,287)
Other	26,006	36,830	4,671
Corporate	(51,239)	(36,759)	(56,776)
Eliminations	—	—	(53)

Consolidated and combined operating income (loss)	$82,142	$33,122	$(13,183)

Liquidity and Capital Resources

Our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, are funded from operations or from borrowings under our senior secured credit facility described below. Our cash is currently managed on a worldwide basis.

Our balance sheet reflects cash and cash equivalents of $339.0 million and current and long-term debt of $822.6 million at December 31, 2007, and cash and cash equivalents of $313.9 million and current and long-term debt of $639.1 million at December 31, 2006. These debt balances do not include our outstanding redeemable preferred stock.

We may need to incur additional debt or issue equity to make other strategic acquisitions or investments. There can be no assurance that such financing will be available to us on acceptable terms or at all. Our ability to issue additional equity may be constrained because the issuance of additional stock may cause the Distribution to be taxable under section 355(e) of the Internal Revenue Code, and, under our tax matters agreement with Clear Channel, we would be required to indemnify Clear Channel against the tax, if any. We may make significant acquisitions in the near term, subject to limitations imposed by our financing documents, market conditions and the tax matters agreement.

We generally receive cash related to ticket revenue in advance of the event, which is recorded in deferred revenue until the event occurs. With the exception of some upfront costs and artist deposits, which are recorded in prepaid expenses until the event occurs, we pay the majority of event-related expenses at or after the event. We view our available cash as cash and cash equivalents, less event-related deferred revenue, less accrued expenses due to artists and for cash collected on behalf of others, plus event-related prepaids. This is essentially our cash available to, among other things, repay debt balances, make acquisitions, repurchase stock and finance revenue-generating capital expenditures.

Our intra-year cash fluctuations are impacted by the seasonality of our various businesses. Examples of seasonal effects include our North American Music and International Music segments, which report the majority of their revenue in the second and third quarters, while our Global Theater segment reports the majority of its revenue in the first, second and fourth quarters of the year. Cash inflows and outflows depend on the timing of event-related payments but the majority of the inflows generally occur prior to the event. See “—Seasonality” below. We believe that we have sufficient financial flexibility to fund these fluctuations and to access the global capital markets on satisfactory terms and in adequate amounts, although there can be no assurance that this will be the case. We expect cash flow from operations and borrowings under our senior secured credit facility, along with other financing alternatives, to satisfy working capital, capital expenditure and debt service requirements for at least the succeeding year.

Sources of Cash

Senior Secured Credit Facility

We have a senior secured credit facility consisting of term loans totaling $550 million and a $285 million revolving credit facility. The revolving credit facility provides for borrowings up to the amount of the facility with sub-limits of up to $235 million to be available for the issuance of letters of credit and up to $100 million to be available for borrowings in foreign currencies. The term loans of $325 million and $225 million mature in June 2013 and December 2013, respectively, and the revolving credit portion of the credit facility matures in June 2012. For the term loan maturing in June 2013, minimum quarterly principal repayments of approximately $2.7 million per year are required through March 2013, with the balance due at maturity. For the term loan maturing in December 2013, minimum quarterly principal repayments of approximately $1.9 million per year are required through September 2013, with the balance due at maturity. We are required to prepay the outstanding term loans, subject to certain exceptions and conditions, from certain asset sale proceeds and casualty and condemnation proceeds that we do not reinvest within a 365-day period or from certain additional debt issuance proceeds.

During the year ended December 31, 2007, we made principal payments totaling $95.0 million and $185.5 million on the term loans and revolving credit facility, respectively. The payments on the revolving credit facility were primarily to repay short-term borrowings used to fund working capital requirements during the year. At December 31, 2007, the outstanding balances on the term loans and revolving credit facility were $451.7 million and $55.0 million, respectively. Taking into account letters of credit of $45.7 million, $184.3 million was available for future borrowings.

As of February 22, 2008, the outstanding balances on the term loans and revolving credit facility were $451.7 million and $20.0 million, respectively. Taking into account letters of credit of $45.5 million, $219.5 million was available for future borrowings.

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

The interest rate we pay on borrowings on our senior term loans is 2.75% above LIBOR. The interest rate we pay on our $285 million multi-currency revolving credit facility depends on our total leverage ratio. Based on our current total leverage ratio, our interest rate on revolving credit borrowings is 1.75% above LIBOR. In addition to paying interest on outstanding principal under the credit facility, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. As of December 31, 2007, the commitment fee rate was 0.375%. We also are required to pay customary letter of credit fees, as necessary.

The senior secured credit facility contains a number of covenants that, among other things, restrict our ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of the business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate.

Convertible Senior Notes

In July 2007, we issued $220 million of convertible senior notes due 2027 in a private placement in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The notes pay interest semiannually at a rate of 2.875% per annum. Beginning with the period commencing on July 20, 2014 and ending on January 14, 2015, and for each of the interest periods commencing thereafter, we will pay contingent interest on the notes if the average trading price of the notes during the five consecutive trading days ending on the second trading day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the notes. The contingent interest payable per note will equal 0.25% per year of the average trading price of such note during the applicable five trading-day reference period, payable in arrears. The notes will be convertible, under certain circumstances, at an initial conversion rate of 36.8395 shares per $1,000 principal amount of notes, which represents a 27.5% conversion premium based on the last reported sale price of $21.29 per share on July 10, 2007. Upon conversion, the notes may be settled in shares of Live Nation common stock or, at our election, cash or a combination of cash and shares of Live Nation common stock. The net proceeds from the offering, after deducting estimated offering expenses payable by us, were approximately $212.4 million.

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

Redeemable Preferred Stock

As part of the Separation, one of our subsidiaries sold 200,000 shares of Series A (voting) mandatorily Redeemable Preferred Stock to third-party investors and issued 200,000 shares of Series B (non-voting) mandatorily Redeemable Preferred Stock to Clear Channel which then sold this Series B Redeemable Preferred Stock to third-party investors. We did not receive any of the proceeds from the sale of the Series B Redeemable Preferred Stock sold by Clear Channel. As of December 31, 2007, we had 200,000 shares of Series A Redeemable Preferred Stock and 200,000 shares of Series B Redeemable Preferred Stock outstanding (collectively, the Preferred Stock) with an aggregate liquidation preference of $40 million. The Preferred Stock accrues dividends at 13% per annum and is mandatorily redeemable on December 21, 2011, although we are obligated to make an offer to repurchase the Preferred Stock at 101% of the liquidation preference in the event of a change of control.

In June 2007, we entered into an Amended and Restated Certificate of Incorporation governing the Redeemable Preferred Stock (the Amended Preferred Stock Agreement) which amended and restated the certificate of incorporation to modify certain covenants and other provisions and facilitate potential future acquisitions. The Amended Preferred Stock Agreement contains a covenant that requires us to pay additional dividends in the event the ratio of consolidated total indebtedness minus unrestricted cash and cash equivalents, up to a maximum of $150 million (all as defined by the Amended Preferred Stock Agreement), to consolidated earnings-before-interest-taxes-depreciation-and-amortization (as defined by the Amended Preferred Stock Agreement) exceeds 4.0 times.

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

At December 31, 2007, we were in compliance with all Redeemable Preferred Stock covenants. We expect to remain in compliance with all of our Redeemable Preferred Stock covenants throughout 2008.

Guarantees of Third-Party Obligations

As of December 31, 2007 and 2006, we guaranteed the debt of third parties of approximately $2.8 million and $1.9 million for each of the respective periods, primarily related to maximum credit limits on employee and tour related credit cards and guarantees of bank lines of credit of a nonconsolidated affiliate and a third-party promoter. In addition, in connection with the sale of a portion of our sports representation business assets, we guaranteed the performance of a third party related to an employment contract in the amount of approximately $0.4 and $0.9 million as of December 31, 2007 and 2006, respectively.

During 2006, in connection with our acquisition of Historic Theatre Group, we guaranteed obligations related to a lease agreement. In the event of default, we could be liable for obligations which have future lease payments (undiscounted) of approximately $30.9 million through the end of 2035.

Disposal of Assets

During the year ended December 31, 2007, we received $132.1 million of proceeds primarily related to the sales of the Oriental Theater in Chicago and our interest in BIC, the Apollo Hammersmith and Forum mid-sized music venues in London, Donington Park, an arena/race track in Leicestershire, England, seven small-sized music venues in London, an office building in San Francisco, the Starwood Amphitheater in Nashville, our remaining 50.1% interest in the production of Phantom: The Las Vegas Spectacular and a small-sized music venue in Cleveland. These proceeds are presented net of any cash included in the assets sold.

Debt Covenants

The significant covenants on our multi-currency senior secured credit facility relate to total leverage, senior leverage, interest coverage and capital expenditures contained and defined in the credit agreement. The adjusted leverage ratio covenant requires us to maintain a ratio of consolidated total indebtedness minus unrestricted cash and cash equivalents, up to a maximum of $150 million (all as defined by the credit agreement), to consolidated earnings-before-interest-taxes-depreciation-and-amortization (as defined by the credit agreement, “Adjusted Consolidated EBITDA”) of less than 4.5 times through June 30, 2008, and less than 4.0 times thereafter, provided that aggregated subordinated indebtedness and permitted holding company indebtedness (as defined by the credit agreement) is less than $25 million or 6.0 times if greater than $25 million. The senior leverage covenant, which is only applicable provided aggregate subordinated indebtedness and permitted holding company indebtedness is greater than $25 million, requires us to maintain a ratio of adjusted consolidated senior indebtedness minus unrestricted cash and cash equivalents to Adjusted Consolidated EBITDA of less than 4.5 times through March 31, 2008 and 4.0 times thereafter. The interest coverage covenant requires us to maintain a minimum ratio of Adjusted Consolidated EBITDA to cash interest expense (as defined by the credit agreement) of 2.5 times. The capital expenditure covenant limits annual capital expenditures (as defined by the credit agreement) to $110 million or less. In the event that we do not meet these covenants, we are considered to be in default on the credit facilities at which time the credit facilities may become immediately due. This credit facility contains a cross default provision that would be triggered if we were to default on any other indebtedness greater than $10 million.

Some of our other indebtedness includes restrictions on acquisitions and prohibit payment of ordinary dividends. They also have financial covenants including minimum consolidated EBITDA to consolidated net interest payable, minimum consolidated cash flow to consolidated debt service, and maximum consolidated debt to consolidated EBITDA, all as defined in the applicable debt agreements.

Our other indebtedness does not contain provisions that would make it a default if we were to default on our credit facilities.

Other than the convertible notes, we believe there are no other agreements that contain provisions that trigger an event of default upon a change in long-term debt ratings that would have a material impact on our financial statements.

At December 31, 2007, we were in compliance with all debt covenants. We expect to remain in compliance with all of our debt covenants throughout 2008.

Uses of Cash

Acquisitions

When we make acquisitions, especially of entities where we buy a controlling interest only, the acquired entity may have cash on its balance sheet at the time of acquisition. All amounts discussed in this section are presented net of any cash acquired. During 2007, we used $124.3 million in cash for acquisitions in our various segments. Our North American Music segment acquired the remaining interest in HOB Canada, a live music company located in Canada which operates or has booking rights for one amphitheater and three small-sized music venues in Toronto and Vancouver, and acquired an interest in Bamboozle, LLC, a festival promotion company located in the United States. Our International Music segment acquired an interest in Jackie Lombard, a concert promotion company in France, an interest in AMG, a live music company located in the United Kingdom which owns and/or operates 12 music venues, along with payment of an additional working capital adjustment related to our acquisition of Gamerco, S.A. in December 2006. Our Global Artists segment acquired the remaining 49% interest in Trunk, a specialty merchandise company, located in the United States, that acquires licenses primarily from music artists to design, manufacture and sell merchandise through various distribution channels, the remaining 49% interest in Musictoday which provides services to artists for online fan clubs, artist e-commerce and fulfillment, VIP packaging and artist fan club ticketing, the remaining interests in the CPI entities which engage in full service global tours, VIP ticketing, artist fan clubs, merchandising and DVDs, Anthill, a merchandising company located in New York and Signatures, a merchandising company located in San Francisco.

During 2006, our North American Music segment used $334.9 million in cash for our acquisition of HOB. HOB owns and/or operates ten branded clubs in Los Angeles, Anaheim, San Diego, Las Vegas, New Orleans, Chicago, Cleveland, Orlando, Myrtle Beach and Atlantic City; The Commodore Ballroom, a small-sized music venue in Vancouver; and eight amphitheaters in Seattle, Los Angeles, San Diego, Denver, Dallas, Atlanta, Cleveland and Toronto. In addition, our International Music segment used $21.8 million in cash, primarily for our acquisitions of an interest in Angel Festivals Limited, a dance festival promotion company in the United Kingdom and Gamerco, S.A., a concert promotion company in Spain. Also, our Global Theater segment used $2.0 million in cash for our acquisition of Historic Theatre Group which operates three theaters in the Minneapolis area that primarily host theatrical performances. As an offset to our use of cash for acquisitions, our Global Artists segment received $6.8 million in cash, primarily related to our acquisitions of interests in several Concert Productions International entities, which engage in full service global tours, provide certain artist services and invest in theatrical productions; an interest in Musictoday which provides services to artists for online fan clubs and artist e-commerce and fulfillment; and an interest in Trunk Ltd., a specialty merchandise company.

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

Our capital expenditures consisted of the following:

(in thousands)	2007	2006	2005
Maintenance capital expenditures	$45,194	$48,120	$56,325
Revenue generating capital expenditures	71,655	17,585	36,195

Total capital expenditures	$116,849	$65,705	$92,520

Revenue generating capital expenditures for 2007 increased significantly from the prior year due to the development and renovation of various venues including The Point in Ireland, the House of Blues club in Dallas and the acquisition of an additional portion of the land on which we annually stage our Reading Festival in the United Kingdom. In addition, we invested additional capital in transforming our venues into wired studios to expand on the distribution opportunities of the live concert experience.

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

Share Repurchase Program

Our board of directors authorized a $150 million share repurchase program in December 2005. That program expired on December 31, 2006 and no new program was approved for 2007. A total of 3.4 million shares were repurchased under this share repurchase program for an aggregate purchase price of $42.7 million, including commissions and fees, with an average purchase price of $12.65 per share.

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

Contractual Obligations and Commitments

Firm Commitments

In addition to the scheduled maturities on our debt, we have future cash obligations under various types of contracts. We lease office space, certain equipment and the venues used in our entertainment operations under long-term operating leases. Some of our lease agreements contain renewal options and annual rental escalation clauses (generally tied to the consumer price index), as well as provisions for our payment of utilities and maintenance. We also have minimum payments associated with noncancelable contracts related to our operations such as artist guarantee contracts and theatrical production payments. As part of our ongoing capital projects, we will enter into construction related commitments for future capital expenditure work. The scheduled maturities discussed below represent contractual obligations as of December 31, 2007 and thus do not represent all expected expenditures for those periods.

The scheduled maturities of our long-term debt outstanding, future minimum rental commitments under noncancelable lease agreements, minimum payments under other noncancelable contracts and capital expenditures commitments as of December 31, 2007 are as follows:

	Payments Due by Period
(in thousands)	Total	2008	2009-2010	2011-2012	2013 and thereafter
Long-term debt obligations, including current maturities
Term loans and revolving credit facility	$506,730	$4,540	$9,080	$64,080	$429,030
2.875% convertible senior notes	220,000	—	—	—	220,000
Other long-term debt	95,876	31,805	13,141	21,418	29,512
Preferred stock	40,000	—	—	40,000	—
Estimated interest payments (1)	281,530	40,072	100,526	94,922	46,010
Non-cancelable operating lease obligations (4)	1,120,056	74,275	134,506	122,403	788,872
Non-cancelable contracts (2) (4)	541,473	364,850	68,671	33,419	74,533
Capital expenditures	10,330	7,830	—	2,500	—
Other long-term liabilities (3)

Total	$2,815,995	$523,372	$325,924	$378,742	$1,587,957

(1)	Includes dividends on the Series A and Series B redeemable preferred stock. Includes interest on the 2.875% convertible senior notes through July 2014. Excludes interest on the outstanding revolver balance. Based on the outstanding revolver balance of $55.0 million at December 31, 2007, annual interest expense through maturity in June 2012 would be approximately $3.6 million assuming a rate of 6.60% and that we maintain this level of indebtedness under the revolver.
(2)	Excluded from the non-cancelable contracts is $90.4 million related to minimum severance obligations for all employment contracts calculated as if all such employees were terminated on January 1, 2008.
(3)	Other long-term liabilities consist of $24.2 million of tax contingencies, $7.2 million of deferred revenue, $35.7 million of accrued rent and $24.4 million of various other obligations. All of our other long-term liabilities do not have contractual maturities and, therefore, we cannot predict when, or if, they will become due.
(4)	Commitment amounts for non-cancelable operating leases and non-cancelable contracts which stipulate an increase in the commitment amount based on an inflationary index have been estimated using an inflation factor of 3% for North America and 1.75% for the United Kingdom.

During 2006, in connection with our acquisition of the Historic Theatre Group, we guaranteed obligations related to a lease agreement. In the event of default, we could be liable for obligations which have future lease payments (undiscounted) of approximately $30.9 million through the end of 2035 which are not reflected in the table above. The scheduled future minimum rentals for this lease for the years 2008 through 2012 are $1.6 million each year. We believe that the likelihood of material liability being triggered under this lease is remote, and no liability has been accrued for these contingent lease obligations as of December 31, 2007.

Minimum rentals of $112.5 million to be received in years 2008 through 2020 under non-cancelable subleases are excluded from the commitment amounts in the above table.

Cash Flows

	Year Ended December 31,
(in thousands)	2007	2006	2005
Cash provided by (used in):
Operating activities	$49,810	$17,628	$(3,917)
Investing activities	$(141,059)	$(376,071)	$(106,049)
Financing activities	$110,188	$268,294	$363,268

Operating Activities

Year Ended 2007 Compared to Year Ended 2006

Cash provided by operations was $49.8 million for the year ended December 31, 2007, compared to $17.6 million for the year ended December 31, 2006. The $32.2 million increase in cash provided by operations primarily resulted from changes in the event-related operating accounts which are dependent on the number and size of events for upcoming periods. Accounts receivable decreased, rather than increased, due to the timing and number of events during 2007 as compared to 2006 and the timing of cash collections resulting in an increase to cash provided by operations. In addition, we received more deferred revenue and paid less accrued event related expenses during 2007 as compared to 2006 resulting in an increase to cash provided by operations. Conversely, the other assets increase was higher primarily due to advances under long-term artist rights agreements resulting in a decrease to cash provided by operating activities. Finally, we paid more prepaid event related expenses during 2007 as compared to 2006 resulting in a decrease to cash provided by operating activities. These changes in event-related operating accounts are impacted by the timing, size and number of events related to music activity in the period.

Year Ended 2006 Compared to Year Ended 2005

Cash provided by operations was $17.6 million for the year ended December 31, 2006, compared to cash used in operations of $3.9 million for the year ended December 31, 2005. The $21.5 million increase in cash provided by operations primarily resulted from an increase in net income, adjusted for non-cash charges and non-operating activities, and changes in the event related operating accounts which are dependent on the number and size of events ongoing at period end. We paid less prepaid event related expenses in 2006 as compared to 2005 resulting in an increase to cash provided by operations. Conversely, we paid more accrued event related expenses and received less deferred revenue in 2006 as compared to 2005 resulting in a decrease to cash provided by operations. In addition, the accounts receivable increase was higher due to the timing and number of events in 2006 as compared to 2005 resulting in a decrease to cash provided by operations. Finally, the other assets increase was higher due primarily to prepaid rent for new lease agreements in 2006 as compared to 2005 resulting in a decrease to cash provided by operations.

Investing Activities

Year Ended 2007 Compared to Year Ended 2006

Cash used in investing activities was $141.1 million for the year ended December 31, 2007, as compared to $376.1 million for the year ended December 31, 2006. The $235.0 million decrease in cash used in investing activities was primarily due to our acquisition of HOB during 2006. In addition, we received higher proceeds from the divestiture of the Oriental Theater in Chicago and our 50% interest in BIC, the Apollo Hammersmith and Forum mid-sized venues in London, Donington Park in Leicestershire, England, seven small-sized music venues in London, an office building in San Francisco, the Starwood Amphitheater in Nashville, our remaining 50.1% interest in the production of Phantom: The Las Vegas Spectacular and a small-sized music venue in Cleveland, Ohio. These decreases were partially offset by increases in our capital expenditures during 2007 as compared to the prior year primarily due to the development of the House of Blues club in Dallas, the renovation of The Point in Ireland, the acquisition of an additional portion of the land on which we annually stage our Reading Festival in the United Kingdom and the wiring of our venues into live studios. Also offsetting the decreases was an increase in cash used for investing activities primarily related to intangible assets acquired for long-term artist rights agreements.

Year Ended 2006 Compared to Year Ended 2005

Cash used in investing activities was $376.1 million for the year ended December 31, 2006, as compared to $106.0 million for the year ended December 31, 2005. The $270.1 million increase in cash used in investing activities is primarily due to $351.9 million of cash used primarily for our acquisitions of HOB and Gamerco, S.A. during 2006. This increase is offset by $36.3 million of proceeds received from the sale of certain theatrical assets and portions of our sports representation business assets. In addition, our capital expenditures declined during 2006 as compared to the prior year due to the timing of five venue development and renovation projects, three of which were completed in 2005. Finally, we received more distributions from our nonconsolidated affiliates in 2006 as compared to 2005.

Financing Activities

Prior to the Separation from Clear Channel, we had funded our cash needs through an intercompany promissory note with Clear Channel. The intercompany promissory note functioned as part of a sweep account that allowed excess operating cash generated by our domestic operations to be transferred to Clear Channel, generally on a daily basis. As we had cash needs, they were funded from Clear Channel through this account.

Since our separation from Clear Channel, we have funded our cash needs through cash from operations, borrowings under long-term debt and our revolving credit facility and available cash and cash equivalents.

Year Ended 2007 Compared to Year Ended 2006

Cash provided by financing activities was $110.2 million for the year ended December 31, 2007, as compared to $268.3 million for the year ended December 31, 2006. The $158.1 million decrease in cash provided by financing activities was primarily a result of net payments made on our term loans and revolving credit facility partially offset by increased proceeds received from the issuance of our 2.875% convertible notes during 2007 as compared to the proceeds received from the additional term loan during 2006 which was partially used to fund our acquisition of HOB last year.

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

We expect these trends to continue in the future. See Item 1A. Risk Factors—Our operations are seasonal and our results of operations vary from quarter to quarter, so our financial performance in certain financial quarters may not be indicative of or comparable to our financial performance in subsequent financial quarters.

Market Risk

We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates.

Foreign Currency Risk

We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported operating income of $92.4 million for the year ended December 31, 2007. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the year ended December 31, 2007 by $9.2 million. As of December 31, 2007, our primary foreign exchange exposure included the Euro, British Pound, Swedish Kroner and Canadian Dollar.

This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities.

Occasionally, we will use forward currency contracts to reduce our exposure to foreign currency risk. The principal objective of such contracts is to minimize the risks and/or costs associated with artist fee commitments. At December 31, 2007 we had no outstanding foreign currency contracts.

Interest Rate Risk

Our market risk is also affected by changes in interest rates. We had $822.6 million total debt outstanding as of December 31, 2007. Of the total amount, we have interest rate hedges with an aggregate notional amount of $162.5 million, an additional interest rate swap with a notional amount of $28.5 million, $273.1 million of fixed rate debt and $358.5 million of floating-rate debt.

Based on the amount of our floating-rate debt as of December 31, 2007, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $0.9 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of December 31, 2007 with no subsequent change in rates for the remainder of the period.

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

For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in the same line item associated with the hedged item in current earnings during the period of the change in fair values (for example, in interest expense when the hedged item is fixed-rate debt). For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (for example, in interest expense when the hedged transactions are interest cash flows associated with floating-rate debt). The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in other expense (income)—net in current earnings during the period of change. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign currency, the gain or loss is reported in other comprehensive income (loss) as part of the cumulative translation adjustment to the extent it is effective. Any ineffective portions of net investment hedges are recognized in other expense (income)—net in current earnings during the period of change.

In March 2006, we entered into two separate interest rate swaps for which we purchased a series of interest rate caps and sold a series of interest rate floors with a $162.5 million aggregate notional amount that effectively converts a portion of our floating-rate debt to a fixed-rate basis. These agreements expire in March 2009. The fair value of these agreements at December 31, 2007 was a liability of $1.8 million. These agreements were put in place to eliminate or reduce the variability of a portion of the cash flows from the interest payments related to the senior secured credit facility. The terms of the senior secured credit facility required that an interest rate swap be put in place for at least 50% of the original $325 million senior term loan and for at least three years.

As part of the acquisition of AMG, we have interest rate swap agreements with a $28.5 million aggregate notional amount that effectively converts a portion of our floating-rate debt to a fixed-rate basis. These agreements expire in January 2015. These interest rate swap agreements have not been designated as hedging instruments. Therefore, any change in fair value is recorded in earnings during the period of the change.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or Statement 157. Statement 157 provides guidance for using fair value to measure assets and liabilities and also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Statement 157 does not expand the use of fair value in any new circumstances. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that year, including financial statements for an interim period within that fiscal year. The provisions of Statement 157 are applied prospectively with retrospective application to certain financial instruments. We adopted Statement 157 on January 1, 2008 and do not expect the adoption to have a material impact on our financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or Statement 159. Statement 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value, or the fair value option. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, Statement 159 specifies that all subsequent changes in fair value for that instrument will be reported in earnings. Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Upon initial adoption, Statement 159 provides entities with a one-time chance to elect the fair value option for existing eligible items. The effect of the first measurement to fair value should be reported as a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. We adopted Statement 159 on January 1, 2008 and do not expect the adoption to have a material impact on our financial position or results of operations.

In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 which delays the effective date for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date for these items was delayed to years beginning after November 15, 2008.

In August 2007, the FASB issued for comment an exposure draft of a proposed FASB Staff Position APB 14-a, or Proposed FSP, that would change the accounting for certain convertible debt instruments, including our 2.875% convertible senior notes. Under the proposed new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the proposed new rules for our 2.875% convertible senior notes is that the equity component would be included in the additional paid-in capital section of shareholders’ equity on our balance sheet and the value of the equity component would be treated as an original issue discount for purposes of accounting for the debt component of the 2.875% convertible senior notes. Higher interest expense would result by recognizing the accretion of the discounted carrying value of the 2.875% convertible senior notes to their face amount as interest expense over the expected term of the 2.875% convertible senior notes using an effective interest rate method of amortization. This Proposed FSP, if issued in its current state, would be effective for fiscal years beginning after December 15, 2007, would not permit early application and would be applied retrospectively to all periods presented. We are currently evaluating the proposed new rules and its impact on our current accounting for the 2.875% convertible senior notes. However, if the Proposed FSP is adopted in its current form, we expect to recognize additional interest expense in future periods due to the interest expense accretion associated with the 2.875% convertible senior notes and to report greater than previously reported interest expense due to retrospective application.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations, or Statement 141(R). Statement 141(R) establishes revised principles and requirements for the recognition and measurement of assets and liabilities in a business combination. Statement 141(R) requires (i) recognition of 100% of the fair values of acquired assets, including goodwill, and assumed liabilities upon obtaining control, (ii) contingent consideration to be fair valued at acquisition date, (iii) transaction costs to be expensed as incurred, (iv) pre-acquisition contingencies to be accounted for at acquisition date at fair value and (v) costs of a plan to exit an activity or terminate or relocate employees to be accounted for as post combination costs. Statement 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt Statement 141(R) on January 1, 2009 and apply the requirements of Statement 141(R) for business combinations that occur after the date of adoption.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, or Statement 160. Statement 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Statement 160 is effective for fiscal years beginning after December 15, 2008. The provisions of Statement 160 are applied prospectively with the exception of reclassifying noncontrolling interests to equity and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, which are required to be adopted retrospectively. We will adopt Statement 160 on January 1, 2009 and are currently assessing the impact its adoption will have on our financial position and results of operations.

Stock Option Accounting

We adopted Statement 123(R), which is a revision of FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or Statement 123, effective January 1, 2006. Statement 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and amends FASB Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. In accordance with Statement 123(R), we continue to use the Black-Scholes option pricing model to estimate the fair value of our stock options at the date of grant. Pro forma disclosure is no longer an alternative. We chose the modified-prospective application of Statement 123(R) and recorded $2.1 million of non-cash compensation expense during the year ended December 31, 2006. The total amount of compensation costs not yet recognized related to nonvested stock options at December 31, 2007 was $17.1 million with a weighted average period over which it is expected to be recognized of five years.

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

Stock-Based Compensation

We adopted FASB Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or Statement 123(R), which is a revision of FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or Statement 123, effective January 1, 2006. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. In accordance with Statement 123(R), we continue to use the Black-Scholes option pricing model to estimate the fair value of our stock options at the date of grant. Judgment is required in estimating the amount of stock-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, non-cash compensation expense could be materially impacted.

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

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is as follows:

Year Ended December 31,
2007	2006	2005	2004	2003
1.28	0.96	0.07	1.18	2.04

The ratio of earnings to fixed charges was computed on a total company basis. Earnings represent income from continuing operations before income taxes less equity in undistributed net income (loss) of nonconsolidated affiliates plus fixed charges. Fixed charges represent interest, amortization of debt discount and expense and the estimated interest portion of rental charges. Rental charges exclude variable rent expense for events in third-party venues. Prior period calculations have been revised to conform to the current period presentation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Required information is within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Live Nation, Inc.

We have audited the accompanying consolidated balance sheets of Live Nation, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated and combined statements of operations, changes in business/shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audit also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Live Nation, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated and combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 11 to the consolidated financial statements, in 2007 the Company changed its method of accounting for income taxes. As discussed in Notes 1 and 13 to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Live Nation, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Los Angeles, California

February 27, 2008

LIVE NATION, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(in thousands except share data)
ASSETS
Current assets
Cash and cash equivalents	$338,991	$313,880
Accounts receivable, less allowance of $18,928 in 2007 and $13,465 in 2006	264,316	250,831
Prepaid expenses	186,379	136,938
Other current assets	44,722	38,519

Total current assets	834,408	740,168
Property, plant and equipment
Land, buildings and improvements	1,018,079	999,561
Furniture and other equipment	236,320	193,290
Construction in progress	51,725	43,370

	1,306,124	1,236,221
Less accumulated depreciation	391,079	360,049

	915,045	876,172
Intangible assets
Intangible assets—net	382,999	73,398
Goodwill	471,542	423,169
Other long-term assets
Notes receivable, less allowance of $745 in 2007 and $545 in 2006	1,703	2,613
Investments in nonconsolidated affiliates	23,443	59,283
Other long-term assets	122,963	50,199

Total assets	$2,752,103	$2,225,002

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$79,273	$40,646
Accrued expenses	529,984	471,414
Deferred revenue	259,868	230,179
Current portion of long-term debt	36,345	31,721

Total current liabilities	905,470	773,960

Long-term debt	786,261	607,425
Other long-term liabilities	91,465	88,790
Minority interest liability	61,841	76,165
Series A and Series B redeemable preferred stock	40,000	40,000
Commitments and contingent liabilities (Note 9)

Shareholders’ equity
Preferred stock—Series A Junior Participating, $.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Preferred stock, $.01 par value; 30,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 450,000,000 shares authorized; 74,893,005 and 67,174,912 shares issued and outstanding in 2007 and 2006, respectively	749	672
Additional paid-in capital	940,848	757,748
Retained deficit	(130,941)	(119,005)
Cost of shares held in treasury (1,697,227 shares in 2006)	—	(21,472)
Accumulated other comprehensive income	56,410	20,719

Total shareholders’ equity	867,066	638,662

Total liabilities and shareholders’ equity	$2,752,103	$2,225,002

See Notes to Consolidated and Combined Financial Statements

LIVE NATIONS, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(in thousands except share and per share data)
Revenue	$4,184,981	$3,711,715	$2,936,845
Operating expenses:
Direct operating expenses	3,333,572	2,997,863	2,310,925
Selling, general and administrative expenses	653,811	530,340	518,907
Depreciation and amortization (Note 2)	120,828	128,167	64,622
Loss (gain) on sale of operating assets	(51,226)	(11,640)	4,859
Corporate expenses	45,854	33,863	50,715

Operating income (loss)	82,142	33,122	(13,183)
Interest expense	61,915	37,218	6,059
Interest expense with Clear Channel Communications	—	—	46,437
Interest income	(14,479)	(12,446)	(2,506)
Equity in losses (earnings) of nonconsolidated affiliates	(4,806)	(8,407)	276
Minority interest expense	7,869	12,209	5,236
Other expense (income)—net	(13)	(1,220)	446

Income (loss) before income taxes	31,656	5,768	(69,131)
Income tax expense (benefit):
Current	35,943	26,876	(53,025)
Deferred	7,649	10,334	114,513

Net loss	(11,936)	(31,442)	(130,619)
Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) on cash flow derivatives	(1,888)	104	—
Foreign currency translation adjustments	37,579	27,032	(4,398)

Comprehensive income (loss)	$23,755	$(4,306)	$(135,017)

Basic and diluted net loss per common share	$(0.17)	$(0.48)	$(1.96)

Basic and diluted weighted average common shares outstanding	68,440,582	64,853,243	66,809,394

See Notes to Consolidated and Combined Financial Statements

LIVE NATION, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN BUSINESS/SHAREHOLDERS’ EQUITY

	Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Deficit	Owner’s Net Investment	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands except share data)
Balances at December 31, 2004	—	$—	$—	$—	$170,497	$—	$(13,521)	$156,976
Net loss	—	—	—	(87,563)	(43,056)	—	—	(130,619)
Contributions from Owner	—	—	—	—	81,885	—	—	81,885
Dividends to Owner	—	—	—	—	(76,705)	—	—	(76,705)
Contribution of debt with Clear Channel Communications	—	—	—	—	627,564	—	—	627,564
Distribution of common stock at spin-off	67,174,912	672	748,011	—	(760,185)	—	11,502	—
Purchase of common shares	—	—	—	—	—	(18,003)	—	(18,003)
Currency translation adjustment	—	—	—	—	—	—	(4,398)	(4,398)

Balances at December 31, 2005	67,174,912	$672	$748,011	$(87,563)	$—	$(18,003)	$(6,417)	$636,700

Net loss	—	—	—	(31,442)	—	—	—	(31,442)
Non-cash compensation	—	—	3,307	—	—	—	—	3,307
Common shares issued for business acquisitions	—	—	16,395	—	—	21,246	—	37,641
Spin-off adjustment	—	—	(9,965)	—	—	—	—	(9,965)
Purchase of common shares	—	—	—	—	—	(24,715)	—	(24,715)
Unrealized holding gain on cash flow derivatives	—	—	—	—	—	—	104	104
Currency translation adjustment	—	—	—	—	—	—	27,032	27,032

Balances at December 31, 2006	67,174,912	$672	$757,748	$(119,005)	$—	$(21,472)	$20,719	$638,662

Net loss	—	—	—	(11,936)	—	—	—	(11,936)
Non-cash compensation	93,000	1	16,975	—	—	—	—	16,976
Common shares issued for business acquisitions	6,450,722	64	139,725	—	—	21,884	—	161,673
Common shares issued for operational contracts	1,174,371	12	26,400	—	—	—	—	26,412
Purchase of common shares	—	—	—	—	—	(412)	—	(412)
Unrealized holding loss on cash flow derivatives	—	—	—	—	—	—	(1,888)	(1,888)
Currency translation adjustment	—		—	—	—	—	37,579	37,579

Balances at December 31, 2007	74,893,005	$749	$940,848	$(130,941)	$—	$—	$56,410	$867,066

See Notes to Consolidated and Combined Financial Statements

LIVE NATION, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Cash flows from operating activities
Net loss	$(11,936)	$(31,442)	$(130,619)
Reconciling items: Depreciation	85,848	118,343	62,279
Amortization of intangibles	34,980	9,824	2,343
Deferred income tax expense	7,649	10,334	114,513
Amortization of debt issuance costs	2,095	736	9
Current tax benefit dividends to Clear Channel Communications	—	—	(76,705)
Non-cash compensation expense	29,191	3,432	1,256
Loss (gain) on sale of operating assets	(51,226)	(11,640)	4,859
Loss (gain) on sale of other investments	(64)	1,659	—
Equity in losses (earnings) of nonconsolidated affiliates	(4,806)	(8,407)	276
Minority interest expense	7,869	12,209	5,236
Decrease in other—net	—	—	(119)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable	3,827	(55,504)	(15,911)
Increase in prepaid expenses	(51,554)	(11,837)	(41,759)
Decrease (increase) in other assets	(50,951)	(1,762)	4,592
Increase in accounts payable, accrued expenses and other liabilities	30,858	3,902	41,946
Increase (decrease) in deferred revenue	18,030	(22,219)	24,132
Decrease in other—net	—	—	(245)

Net cash provided by (used in) operating activities	49,810	17,628	(3,917)

Cash flows from investing activities
Collection of notes receivable	1,910	4,427	2,517
Advances to notes receivable	(879)	(2,420)	(2,341)
Distributions from nonconsolidated affiliates	16,195	15,922	5,456
Investments made to nonconsolidated affiliates	(5,261)	(14,657)	(11,203)
Proceeds from disposal of other investments	3,616	1,743	—
Purchases of property, plant and equipment	(116,849)	(65,705)	(92,520)
Proceeds from disposal of operating assets	132,106	36,292	580
Cash paid for acquisitions, net of cash acquired	(124,285)	(351,858)	(8,467)
Purchases of intangible assets	(47,568)	(796)	(100)
Decrease (increase) in other—net	(44)	981	29

Net cash used in investing activities	(141,059)	(376,071)	(106,049)

Cash flows from financing activities
Proceeds from debt with Clear Channel Communications	—	—	220,981
Payment on debt with Clear Channel Communications at spin-off	—	—	(220,000)
Proceeds from long-term debt, net of debt issuance costs	399,781	339,491	344,129
Payments on long-term debt	(285,635)	(78,253)	(1,169)
Contributions from minority interest partners	—	33,188	20,543
Distributions to minority interest partners	(4,424)	(1,415)	(2,713)
Proceeds from issuance of redeemable preferred stock, net of debt issuance costs	—	—	19,500
Proceeds from exercise of stock options	466	—	—
Payments for purchases of common stock	—	(24,717)	(18,003)

Net cash provided by financing activities	110,188	268,294	363,268
Effect of exchange rate changes on cash	6,172	313	(28,723)
Net increase (decrease) in cash and cash equivalents	25,111	(89,836)	224,579
Cash and cash equivalents at beginning of period	313,880	403,716	179,137

Cash and cash equivalents at end of period	$338,991	$313,880	$403,716

Supplemental disclosure
Cash paid during the year for:
Interest	$57,596	$35,406	$4,549
Income taxes	$20,683	$20,508	$17,253

See Notes to Consolidated and Combined Financial Statements

LIVE NATION, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Seasonality

Due to the seasonal nature of shows in outdoor amphitheaters and festivals, which primarily occur May through September, the Company experiences higher revenue during the second and third quarters. This seasonality also results in higher balances in cash and cash equivalents, accounts receivable, prepaid expenses, accrued expenses and deferred revenue at different times in the year.

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

LIVE NATION, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. The Company’s cash and cash equivalents consist primarily of money market accounts as well as domestic and foreign bank accounts. To reduce its credit risk, the Company monitors the credit standing of the financial institutions that hold the Company’s cash and cash equivalents and also only invests in AAA-rated money market accounts.

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

Prepaid Expenses

The majority of the Company’s prepaid expenses relate to event expenses including show advances and deposits and other costs directly related to future entertainment events. For advances that are expected to be recouped over a period of more than 12 months, the long-term portion of the advance is classified as other long-term assets. Such costs are charged to operations upon completion of the related events.

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

LIVE NATION, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Leasehold improvements are depreciated over the shorter of the economic life or associated lease term assuming renewal periods, if appropriate. Expenditures for maintenance and repairs are charged to operations as incurred, whereas expenditures for renewal and improvements are capitalized.

The Company tests for possible impairment of property, plant, and equipment whenever events or circumstances change, such as a significant reduction in operating cash flow or a dramatic change in the manner that the asset is intended to be used indicate that the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the estimated undiscounted future cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the estimated undiscounted future cash flow amount, an impairment charge is recorded based on the difference between the discounted future cash flow estimates and the carrying value. Any such impairment charge is recorded in depreciation and amortization expense in the statement of operations. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows.

Intangible Assets

The Company classifies intangible assets as definite-lived, indefinite-lived or goodwill. Definite-lived intangibles primarily include non-compete agreements, intellectual property, music-related rights and building or naming rights, all of which are amortized either pro-rata over the respective lives of the agreements, typically four to twenty years, or on a basis more representative of the time pattern over which the benefit is derived. The Company periodically reviews the appropriateness of the amortization periods related to its definite-lived assets. These assets are stated at cost or fair value. Indefinite-lived intangibles include primarily intangible value related to trade names. The excess cost over fair value of net assets acquired is classified as goodwill. The goodwill and indefinite-lived intangibles are not subject to amortization, but are tested for impairment at least annually.

The Company tests for possible impairment of definite-lived intangible assets whenever events or circumstances change, such as a significant reduction in operating cash flow or a dramatic change in the manner that the asset is intended to be used indicate that the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the estimated undiscounted future cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the estimated undiscounted future cash flow amount, an impairment charge is recorded based on the difference between the discounted future cash flow estimates and the carrying value. Any such impairment charge is recorded in depreciation and amortization expense in the statement of operations. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows.

At least annually, the Company performs its impairment test for each reporting unit’s goodwill and indefinite-lived intangibles using a two-step approach. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill and indefinite-lived intangibles. The second step, used to measure the amount of any potential impairment, uses a discounted cash flow model to determine if the carrying value of the reporting unit, including goodwill and indefinite-lived intangibles, is less than the fair value of the reporting unit. Certain assumptions are used in determining the fair value, including assumptions about cash flow rates, discount rates and terminal values. If the fair value of the Company’s reporting unit is less than the carrying value of the reporting unit, the Company reduces the carrying amount of goodwill and indefinite-lived intangibles. Impairment charges are recorded in depreciation and amortization expense in the statement of operations.

LIVE NATION, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

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

Financial Instruments

Due to their short maturity, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximated their fair values at December 31, 2007 and 2006. With the exception of the Company’s convertible senior notes, none of the Company’s other debt is publicly-traded and the majority of the interest on this debt accrues at a variable rate, the carrying amounts of long-term debt approximated their fair value at December 31, 2007 and 2006. The convertible senior notes can be traded, but not on a public market, and therefore their fair value cannot be approximated at December 31, 2007.

The Company has fixed rate debt with a minority interest partner of $26.6 million and $24.6 million at December 31, 2007 and 2006, respectively. The Company is unable to determine the fair value.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

The Company’s provision for income taxes has been computed on the basis that the Company files consolidated income tax returns with its subsidiaries. Prior to the Separation, the operations of the Company were included in a consolidated federal income tax return filed by Clear Channel. Certain tax liabilities owed by the

LIVE NATION, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

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

The Company’s provision for income taxes is further disclosed in Note 11.

Revenue Recognition

Revenue from the presentation and production of an event is recognized after the performance occurs upon settlement of the event. Revenue related to larger global tours is recognized after the performance occurs; however, any profits related to these tours, primarily related to music tour production and tour management services, is recognized after minimum revenue guarantee thresholds, if any, have been achieved. Revenue collected in advance of the event is recorded as deferred revenue until the event occurs. Revenue collected from sponsorships and other revenue, which is not related to any single event, is classified as deferred revenue and generally amortized over the operating season or the term of the contract. Membership revenue is recognized on a straight-line basis over the term of the membership.

The Company accounts for taxes that are externally imposed on revenue producing transactions on a net basis, as a reduction to revenue.

Barter Transactions

Barter transactions represent the exchange of display space or tickets for advertising, merchandise or services. These transactions are generally recorded at the lower of the fair value of the display space or tickets relinquished or the fair value of the advertising, merchandise or services received. Revenue is recognized on barter transactions when the advertisements are displayed or the event occurs for which the tickets are exchanged. Expenses are recorded when the advertising, merchandise or service is received or when the event occurs. Barter revenue for the years ended December 31, 2007, 2006 and 2005, were approximately $39.5 million, $45.0 million and $34.9 million, respectively, and are included in total revenue. Barter expense for the years ended December 31, 2007, 2006 and 2005, were approximately $39.4 million, $44.7 million and $34.8 million, respectively, and are included in direct operating expenses and selling, general and administrative expenses.

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

LIVE NATION, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Advertising Expense

The Company records advertising expense as it is incurred on an annual basis. Advertising expenses of $243.0 million, $209.3 million and $179.7 million were recorded during the years ended December 31, 2007, 2006 and 2005, respectively.

Direct Operating Expenses

Direct operating expenses include artist fees, show related marketing and advertising expenses and salaries and wages related to seasonal employees at our venues along with other costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and wages related to full-time employees and fixed rent along with other costs.

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

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement 157”). Statement 157 provides guidance for using fair value to measure assets and liabilities and also responds to investors’ requests for expanded information about the extent to which companies

LIVE NATION, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Statement 157 does not expand the use of fair value in any new circumstances. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of Statement 157 are applied prospectively with retrospective application to certain financial instruments. The Company adopted Statement 157 on January 1, 2008 and does not expect the adoption to have a material impact on its financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“Statement 159”). Statement 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, Statement 159 specifies that all subsequent changes in fair value for that instrument will be reported in earnings. Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Upon initial adoption, Statement 159 provides entities with a one-time chance to elect the fair value option for existing eligible items. The effect of the first measurement to fair value should be reported as a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. The Company adopted Statement 159 on January 1, 2008 and does not expect the adoption to have a material impact on its financial position or results of operations.

In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 which delays the effective date for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date for these items was delayed to years beginning after November 15, 2008.

In August 2007, the FASB issued for comment an exposure draft of a proposed FASB Staff Position APB 14-a (“Proposed FSP”) that would change the accounting for certain convertible debt instruments, including the Company’s 2.875% convertible senior notes. Under the proposed new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the proposed new rules for the Company’s 2.875% convertible senior notes is that the equity component would be included in the additional paid-in capital section of shareholders’ equity on the Company’s balance sheet and the value of the equity component would be treated as an original issue discount for purposes of accounting for the debt component of the 2.875% convertible senior notes. Higher interest expense would result by recognizing the accretion of the discounted carrying value of the 2.875% convertible senior notes to their face amount as interest expense over the expected term of the 2.875% convertible senior notes using an effective interest rate method of amortization. This Proposed FSP, if issued in its current state, would be effective for fiscal years beginning after December 15, 2007, would not permit early application and would be applied retrospectively to all periods presented. The Company is currently evaluating the proposed new rules and its impact on the Company’s current accounting for the 2.875% convertible senior notes. However, if the Proposed FSP is adopted in its current form, the Company expects to recognize additional interest expense in future periods due to the interest expense accretion associated with the 2.875% convertible senior notes and to report greater than previously reported interest expense due to retrospective application.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“Statement 141(R)”). Statement 141(R) establishes revised principles and requirements for the

LIVE NATION, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

recognition and measurement of assets and liabilities in a business combination. Statement 141(R) requires (i) recognition of 100% of the fair values of acquired assets, including goodwill, and assumed liabilities upon obtaining control, (ii) contingent consideration to be fair valued at acquisition date, (iii) transaction costs to be expensed as incurred, (iv) pre-acquisition contingencies to be accounted for at acquisition date at fair value and (v) costs of a plan to exit an activity or terminate or relocate employees to be accounted for as post combination costs. Statement 141(R) is effective for fiscal years beginning after December 15, 2008. The Company will adopt Statement 141(R) on January 1, 2009 and apply the requirements of Statement 141(R) for business combinations that occur after the date of adoption.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“Statement 160”). Statement 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Statement 160 is effective for fiscal years beginning after December 15, 2008. The provisions of Statement 160 are applied prospectively with the exception of reclassifying noncontrolling interests to equity and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, which are required to be adopted retrospectively. The Company will adopt Statement 160 on January 1, 2009 and is currently assessing the impact its adoption will have on its financial position and results of operations.

NOTE 2—LONG-LIVED ASSETS

Property, Plant and Equipment

The Company tests for possible impairment of property, plant and equipment whenever events or circumstances change, such as a significant reduction in operating cash flow or a dramatic change in the manner that the asset is intended to be used indicate that the carrying amount of the asset may not be recoverable.

During the fourth quarter of 2007 and the third and fourth quarters of 2006, the Company reviewed the carrying value of certain property, plant and equipment assets that management determined would, more likely than not, be disposed of before the end of their previously estimated useful lives or had an indicator that future operating cash flows may not support their carrying value. It was determined that several of those assets were impaired since the estimated undiscounted cash flows associated with those assets were less than their carrying value. These cash flows were calculated using estimated sale values of the land for the assets being evaluated for disposal, that were developed based on an approximate value related to the best use of the land or appraised values, in addition to operating cash flows, all of which were used to approximate fair value. As a result, the Company recorded impairment charges as a component of depreciation and amortization expense primarily related to several amphitheaters to be disposed of or determined to be impaired and a theater project that is no longer being pursued. For the year ended December 31, 2006 impairment charges of $42.5 million and $9.1 million were recorded in the Company’s North American Music and Global Theater segments, respectively. For the year ended December 31, 2007, an impairment charge of $3.8 million was recorded in the Company’s North American Music segment related to an amphitheater that was determined to be impaired and an amphitheater that is no longer being used.

During 2007, the Company released $3.4 million of asset retirement obligations, originally recorded in connection with the Mean Fiddler Music Group, PLC (“Mean Fiddler”) acquisition, due to the sale in 2007 of these venues. In addition, the Company recorded $1.9 million in additional reserves related to various properties in the United Kingdom.

LIVE NATION, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

During the third quarter of 2006, the Company recorded an asset retirement obligation of $5.5 million through purchase accounting which is reported in other long-term liabilities. This liability relates to dilapidation reserves and obligations for meeting regulatory requirements for certain venues in the United Kingdom obtained in the Mean Fiddler acquisition. In addition, the Company recorded $2.5 million in additional reserves related to various properties in the United Kingdom.

The following table presents the activity related to the Company’s asset retirement obligations as of December 31, 2007 and 2006:

	2007	2006
	(in thousands)
Balance as of January 1	$8,835	$650
Additions	1,920	—
Adjustment due to change in estimate of related costs	—	7,976
Accretion of liability	144	—
Liabilities settled	(6,044)	(131)
Foreign currency	177	340

Balance as of December 31	$5,032	$8,835

Definite-lived Intangibles

The Company has definite-lived intangible assets which are amortized over the shorter of either the respective lives of the agreements or the period of time the assets are expected to contribute to the Company’s future cash flows. The following table presents the gross carrying amount and accumulated amortization of definite-lived intangible assets as of December 31, 2007 and 2006:

	December 31, 2007		December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Venue management and leasehold interests	$82,693	$(8,848)	$7,456	$(1,937)
Artist relationships and other revenue-generating contracts	297,070	(28,633)	63,216	(7,900)
Trademarks and naming rights	14,390	(4,042)	9,020	(2,196)
Non-compete agreements	1,127	(329)	1,804	(1,432)
Other	4,286	(761)	4,360	(584)

Total	$399,566	$(42,613)	$85,856	$(14,049)

For the year ended December 31, 2007, the Company recorded additional definite-lived intangible assets totaling $240.1 million due to purchase accounting adjustments for venue management and leasehold interests, revenue-generating contracts and artist relationships primarily resulting from the Company’s 2006 acquisition of HOB Entertainment, Inc. (“HOB”) and the Company’s 2007 acquisitions of the remaining interest in Concert Productions International (“CPI”) and House of Blues Concerts Canada (“HOB Canada”). These additional definite-lived intangible assets have a weighted average life of approximately ten years.

In addition, the Company recorded other definite-lived intangible assets of $73.6 million related to revenue-generating contracts not acquired through acquisitions.

During 2006, the Company acquired intellectual property rights, non-compete agreements and certain intangible relationships of $69.2 million with a weighted average life of five years.

LIVE NATION, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Total amortization expense from definite-lived intangible assets for the years ended December 31, 2007, 2006 and 2005 was $35.0 million, $9.8 million and $2.3 million, respectively.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets that exist at December 31, 2007:

(in thousands)
2008	$43,576
2009	41,409
2010	42,190
2011	41,044
2012	39,256

As acquisitions and dispositions occur in the future and the valuation of intangible assets for recent acquisitions is completed, amortization expense may vary.

Indefinite-lived Intangibles

The Company has indefinite-lived intangible assets which consist primarily of the intangible value related to trade names which are reviewed for impairment at least annually. These indefinite-lived intangible assets had a carrying value of $26.0 million and $1.6 million as of December 31, 2007 and 2006, respectively. The increase in indefinite-lived intangible assets during 2007 was due primarily to the intangible value related to trade names resulting from purchase accounting adjustments for the Company’s 2006 acquisition of HOB and the Company’s 2007 acquisition of the remaining interest of Musictoday, LLC (“Musictoday”).

Goodwill

The Company tests goodwill for impairment at least annually using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of any potential impairment, compares the implied fair value of the reporting unit with the carrying amount of goodwill. As discussed in Note 16, the Company reorganized its segments beginning in 2007 in accordance with the change in the management of the business units. As a result, goodwill has been reallocated to the new reporting business units that make up these segments utilizing a fair value approach. For each reportable operating segment, the reporting units were determined to be either the operating segment or the components thereof in accordance with FASB Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. The following table presents the changes in the carrying amount of goodwill in each of the Company’s business segments for the years ended December 31, 2007 and 2006:

	North American Music	International Music	Global Artists	Global Digital	Global Theater	Total
	(in thousands)
Balance as of December 31, 2005	$20,116	$108,462	$3,297	$—	$5,235	$137,110
Acquisitions	276,174	10,415	11,117	—	2,011	299,717
Foreign currency	2,378	2,411	546	—	868	6,203
Adjustments	(7,615)	(7,718)	(1,749)	—	(2,779)	(19,861)

Balance as of December 31, 2006	291,053	113,570	13,211	—	5,335	423,169
Acquisitions	(82,475)	69,608	60,517	—	164	47,814
Foreign currency	4,828	4,894	1,109	—	1,762	12,593
Adjustments	(1,548)	(9,561)	(360)	—	(565)	(12,034)

Balance as of December 31, 2007	$211,858	$178,511	$74,477	$—	$6,696	$471,542

LIVE NATION, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Included in the acquisition amounts above for 2007, $3.1 million, $30.1 million, $63.4 million, $15.4 million, $5.1 million and $39.9 million of goodwill are related to the Company’s acquisitions of Jackie Lombard Productions (“Jackie Lombard”) in the first quarter of 2007, the remaining 50% interest in HOB Canada in the second quarter of 2007, a 55.9% interest in Academy Music Holdings Limited (“AMG”) and the remaining interest in Musictoday, both in the third quarter of 2007, Anthill Trading Ltd. (“Anthill”) and Signatures SNI, Inc. (“Signatures”), both in the fourth quarter of 2007, respectively. The Company began consolidating AMG in July 2007 after the completion of a two-step acquisition of interests in AMG through its joint venture with Gaiety Investments (“Gaiety”). The Company owns 50.1% of the joint venture with Gaiety. The goodwill recorded related to AMG represents the value of accelerating the Company’s venue strategy in the United Kingdom through AMG’s interest in twelve music venues through a well-recognized brand. The Company is in the process of finalizing its purchase accounting for recent acquisitions which could result in a change to the allocation of the purchase price.

In addition, also included in the acquisition amount above for 2007, is a reduction of goodwill recorded during 2007 related to adjustments in the purchase accounting for the Company’s acquisition of HOB in November 2006. This HOB adjustment included a reduction in goodwill of $105.3 million related to the recording of the fair value of definite-lived and indefinite-lived intangibles related to venue management and leasehold interests, revenue-generating contracts and trade names, and a $12.3 million reduction related to the fair value adjustment of fixed assets. These decreases were partially offset by an increase in goodwill of $4.4 million related to pre-acquisition liabilities for HOB.

The Company expects that $20.8 million of goodwill related to the 2007 acquisitions will be deductible for tax purposes.

In addition, during 2007 and 2006, the Company recorded adjustments of $4.6 million and $19.9 million, respectively, primarily related to deferred tax assets, with an offset to goodwill, due to the limited availability of future tax deductions as a result of the settlement of certain Internal Revenue Service audits of the Company for periods prior to Clear Channel’s acquisition in 2000 and related to pre-acquisition reserves. For 2007, the adjustment includes $7.4 million related to the allocation of goodwill and reversal of restructuring accruals related to the sale of seven small-sized music venues in the United Kingdom.

During November 2006, the Company acquired HOB, headquartered in Los Angeles, California, for approximately $360.0 million. Total assets were valued at approximately $453.2 million, which includes $268.8 million of goodwill and intangible assets, and total liabilities and minority interest of approximately $93.1 million were recorded.

Also, included in the acquisition amounts for 2006 are $2.0 million, $11.1 million and $20.6 million of goodwill related to the Company’s acquisitions of Historic Theater Group in the first quarter of 2006, Musictoday in the third quarter of 2006 and Gamerco, S.A. in the fourth quarter of 2006, respectively. A reduction of goodwill was recorded during 2006 related to the finalization of the purchase accounting for the Company’s acquisition of Mean Fiddler Music Group, PLC (“Mean Fiddler”) in 2005. This Mean Fiddler adjustment included a reduction in goodwill of $14.9 million related to the finalization of the fair value of definite-lived intangibles pertaining to festival rights, partially offset by an increase in goodwill of $4.2 million primarily related to the finalization of the purchase accounting which was partially offset by the recording of asset retirement obligations.

Other Operating Assets

The Company makes investments in various operating assets, including investments in assets and rights related to assets for theatrical productions and DVD production and distribution. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For the years ended December 31, 2006 and 2005, the Company recorded impairment write-

LIVE NATION, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

downs related to these other operating assets, included in the Company’s Global Theater segment, of $1.8 million and $0.9 million, respectively. For the year ended December 31, 2006, the Company also recorded an impairment write-down related to these other operating assets, included in the Company’s other operations, of $3.0 million. These write-downs were recorded in direct operating expenses. There were no write-downs recorded for the year ended December 31, 2007.

NOTE 3—BUSINESS ACQUISITIONS

The Company made acquisition related cash payments of $124.3 million, $351.9 million and $8.5 million during the years ended December 31, 2007, 2006 and 2005, respectively. In 2007, these payments related to nine acquisitions including music promoters, venue operators and artist fan club and merchandise service providers, as well as various earn-outs and deferred purchase price consideration paid on prior year acquisitions. During 2007, the Company also issued 8.2 million shares of its common stock in connection with the acquisitions of the remaining interest in Musictoday, the remaining interest in CPI, Anthill and Signatures for a total value of $161.7 million. Of these shares, 0.3 million shares are held by the Company pursuant to a pledge agreement. In addition, Clear Channel made cash payments of $67.9 million during the year ended December 31, 2005 related to acquisitions. These payments by Clear Channel were recorded as non-cash capital contributions to the Company.

Acquisition Summary

The following is a summary of the assets and liabilities acquired and the consideration given, net of cash received, for all acquisitions made during 2007 and 2006:

	2007	2006
	(in thousands)
Accounts receivable	$16,603	$26,514
Property, plant and equipment	62,241	102,273
Intangible assets	264,496	69,046
Goodwill	47,814	296,702
Other assets	18,624	49,595

	409,778	544,130
Long-term debt, including current portion	(57,989)	(4,625)
Other liabilities	(65,831)	(150,006)
Common stock issued	(161,673)	(37,641)

Cash paid for acquisitions, net	$124,285	$351,858

The Company is in the process of finalizing its purchase accounting for recent acquisitions which could result in a change to the allocation of the purchase price.

The Company has entered into certain agreements relating to acquisitions that provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired company. During the years ended December 31, 2007, 2006 and 2005, the cash payments discussed above include payments related to earn-outs and deferred purchase price consideration of $2.0 million, $0.5 million and $0.8 million, respectively, that were recorded to goodwill. The Company will continue to accrue additional amounts related to such contingent payments if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent payments, if performance targets are met, will not significantly impact the Company’s financial position or results of operations.

LIVE NATION, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

NOTE 4—RESTRUCTURING

Acquisition Related

As part of the Company’s acquisition of HOB Canada in June 2007, the Company accrued $1.2 million in restructuring costs in its North American Music segment related to severance costs which were paid in 2007. These additional costs were recorded as part of the purchase price allocation. As of December 31, 2007, the accrual balance for the HOB Canada restructuring was $0.4 million. This restructuring resulted in the termination of eight employees.

As part of the Company’s acquisition of HOB in November 2006, the Company accrued $5.5 million in restructuring costs in its North American Music segment related to severance costs which were paid in 2007. These additional costs were recorded as an adjustment to the purchase price. As of December 31, 2007, the accrual balance for the HOB restructuring was $0.1 million. This restructuring resulted in the termination of 80 employees, the majority of which have been terminated as of December 31, 2007.

As part of the Company’s acquisition of Mean Fiddler, subsequently renamed Festival Republic, in July 2005, the Company accrued $4.7 million during the year ended 2005 and recorded an additional accrual of $2.7 million in 2006 in its International Music segment primarily related to lease terminations which it expects to pay over the next several years. These additional costs were recorded as adjustments to the purchase price. In August 2007, the Company sold seven small-sized music venues that were acquired with Mean Fiddler resulting in a reduction of $4.4 million to the restructuring accrual with an offset to goodwill for the lease terminations related to these venues. As of December 31, 2007, the accrual balance for the Mean Fiddler restructuring was $1.1 million.

In addition, the Company has a remaining restructuring accrual of $1.9 million as of December 31, 2007, related to its merger with Clear Channel in August 2000.

In total, the Company has recorded a liability in purchase accounting related to severance for terminated employees and lease terminations as follows:

	2007	2006	2005
	(in thousands)
Severance and lease termination costs:
Accrual at January 1	$13,132	$6,223	$2,579
Restructuring accruals recorded	1,456	7,995	4,730
Payments charged against restructuring accrual	(6,611)	(1,086)	(1,086)
Adjustments to restructuring accrual	(4,434)	—	—

Remaining accrual at December 31	$3,543	$13,132	$6,223

The remaining severance and lease accrual is comprised of $1.1 million of severance and $2.4 million of lease termination costs. The severance accrual includes amounts that will be paid over the next several years related to deferred payments to former employees, as well as other compensation. The lease termination accrual will be paid over the next 16 years. For the year ended December 31, 2007 there was $6.2 million charged to the restructuring reserve related to severance. The Company is continuing to evaluate its purchase accounting liabilities related to its recent acquisitions which may result in additional restructuring accruals.

Clear Channel made payments related to acquisition contingencies of $5.4 million for the year ended December 31, 2005 on behalf of the Company. These payments were accounted for as non-cash capital contributions by Clear Channel to the Company.

LIVE NATION, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

NOTE 5—INVESTMENTS

The Company has investments in various nonconsolidated affiliates. These investments are not consolidated, but are accounted for either under the equity or cost methods of accounting whereby the Company records its investments in these entities in the balance sheet as investments in nonconsolidated affiliates. The Company’s interests in their operations are recorded in the statement of operations as equity in losses (earnings) of nonconsolidated affiliates. Investments in nonconsolidated affiliates in which the Company owns 20% to 50% of the voting common stock or otherwise exercises significant influence over operating and financial policies of the nonconsolidated affiliate are accounted for using the equity method of accounting. Investments in nonconsolidated affiliates in which the Company owns less than 20% of the voting common stock are accounted for using the cost method of accounting. The following is a list of several of the Company’s larger investments in nonconsolidated affiliates accounted for under the equity method of accounting.

Broadway in Chicago

The Company owned a 50% interest in Broadway in Chicago (“BIC”), a United States theatrical company involved in promotion, presentation and venue operations for live entertainment events. This interest was divested in December 2007. See further discussion of this divestiture in Note 15—Other Information.

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

LIVE NATION, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Summarized unaudited balance sheet and unaudited income statement information for the Company’s investments that are considered significant for the year ended December 31, 2007 is as follows:

	Dominion	MLK	Broadway in Chicago	Delirium Concert(1)
	(in thousands)
2007
Current assets	$15,910	$61,016	$—	$17,110
Noncurrent assets	$11,376	$2,124	$—	$—
Current liabilities	$7,775	$28,954	$—	$14,545
Noncurrent liabilities	$—	$11,505	$—	$3,500

Revenue	$16,061	$136,773	$67,993	$44,762
Operating income (loss)	$6,872	$15,397	$16,801	$(13,157)
Net income	$6,158	$9,020	$17,958	$(13,157)

2006
Current assets	$17,843	$58,177	$23,335	$2,440
Noncurrent assets	$2,269	$1,738	$2,357	$2,410
Current liabilities	$7,342	$42,420	$22,410	$1,063
Noncurrent liabilities	$—	$6,547	$—	$—

Revenue	$13,052	$115,556	$59,811	$69,746
Operating income	$4,508	$12,133	$13,211	$(10,438)
Net income	$3,284	$6,920	$14,154	$(10,438)

2005
Current assets	$14,504	$51,968	$32,839	$—
Noncurrent assets	$1,985	$1,416	$865	$—
Current liabilities	$5,432	$30,673	$25,417	$—
Noncurrent liabilities	$—	$8,653	$—	$—

Revenue	$11,417	$87,725	$49,515	$—
Operating income	$4,349	$8,481	$11,687	$—
Net income	$3,113	$4,660	$11,940	$—

(1)	Included in Delirium Concert’s operating income (loss) is amortization of production costs.

There were no accumulated undistributed earnings included in retained deficit for these investments for the years ended December 31, 2007, 2006 and 2005.

These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For the years ended December 31, 2007, 2006 and 2005, the Company recorded an impairment write-down related to these investments in nonconsolidated affiliates of $2.7 million, $0.5 million and $4.9 million, respectively. These write-downs were recorded as equity in losses (earnings) of nonconsolidated affiliates.

The Company conducts business with certain of its equity method investees in the ordinary course of business. Transactions relate to venue rentals, management fees, sponsorship revenue, and reimbursement of certain costs. Expenses of $4.1 million, $4.9 million and $3.1 million were incurred in 2007, 2006 and 2005, respectively, and revenue of $2.3 million, $2.8 million and $1.9 million were earned in 2007, 2006 and 2005, respectively, from these equity investees for services rendered or provided in relation to these business ventures.

LIVE NATION, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

NOTE 6—LONG-TERM DEBT

Long-term debt, which includes capital leases, at December 31, 2007 and 2006, consisted of the following:

	December 31,
	2007	2006
	(in thousands)
Senior Secured Credit Facility:
Term loan	$451,730	$546,750
Revolving credit facility	55,000	48,000
2.875% convertible senior notes due 2027	220,000	—
Other long-term debt	95,876	44,396

	822,606	639,146
Less: current portion	36,345	31,721

Total long-term debt	$786,261	$607,425

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

Senior Secured Credit Facility

The Company has a senior secured credit facility consisting of term loans totaling $550 million and a $285 million revolving credit facility, with the right, subject to certain conditions, to increase such facilities by up to $250 million in the aggregate. The revolving credit facility provides for borrowings up to the amount of the facility with sub-limits of up to $235 million to be available for the issuance of letters of credit and up to $100 million to be available for borrowings in foreign currencies. Under the senior secured credit facility, revolving loans bear interest at an annual rate of LIBOR plus 1.75%, subject to stepdowns based on the Company’s leverage ratio at the time of borrowing, and term loans bear interest at an annual rate of LIBOR plus 2.75%.

The interest rate paid on the Company’s $285 million, multi-currency revolving credit facility depends on its total leverage ratio. Based on the Company’s current total leverage ratio, its interest rate on revolving credit borrowings is 1.75% above LIBOR. In addition to paying interest on outstanding principal under the credit facility, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. As of December 31, 2007, the commitment fee rate was 0.375%. The Company is also required to pay customary letter of credit fees, as necessary. In the event the Company’s leverage ratio improves, the interest rate on revolving credit borrowings declines gradually to .75% above LIBOR at a total leverage ratio of less than, or equal to, 1.25 times.

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

LIVE NATION, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

At December 31, 2007, the outstanding balance on the term loans and revolving credit facility was $451.7 million and $55.0 million, respectively. Taking into account letters of credit of $45.7 million, $184.3 million was available for future borrowings. Under the senior secured credit facility, the Company is required to make minimum quarterly principal repayments for the term loans. The Company has a term loan maturing in June 2013, for which minimum quarterly principal repayments aggregating approximately $2.7 million per year are required through March 2013, with the balance due at maturity. The Company also has a term loan maturing in December 2013, for which minimum quarterly principal repayments aggregating approximately $1.9 million per year are required through September 2013, with the balance due at maturity. The revolving credit portion of the credit facility matures in June 2012. At December 31, 2007, the weighted average interest rate, including the benefit of the interest rate swap agreements, on term loans under this credit facility was 7.95%.

Convertible Senior Notes

In July 2007, the Company issued $220.0 million of convertible senior notes due 2027 in a private placement in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes pay interest semiannually at a rate of 2.875% per annum. Beginning with the period commencing on July 20, 2014 and ending on January 14, 2015, and for each of the interest periods commencing thereafter, the Company will pay contingent interest on the notes if the average trading price of the notes during the five consecutive trading days ending on the second trading day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the notes. The contingent interest payable per note will equal 0.25% per year of the average trading price of such note during the applicable five trading-day reference period, payable in arrears. The notes will be convertible, under certain circumstances, at an initial conversion rate of 36.8395 shares per $1,000 principal amount of notes, which represents a 27.5% conversion premium based on the last reported sale price of $21.29 per share on July 10, 2007. Upon conversion, the notes may be settled in shares of Live Nation common stock or, at the Company’s election, cash or a combination of cash and shares of Live Nation common stock. The net proceeds from the offering, after deducting estimated offering expenses payable by the Company, were approximately $212.4 million.

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

See Note 8 for discussion on the accounting for derivative instruments related to the convertible senior notes.

Other Long-term Debt

Other long-term debt is comprised of capital leases of $9.7 million and notes payable of $86.2 million, including debt to a minority interest partner of $26.6 million. As part of the consolidation of the acquisition of AMG in July 2007, the Company’s long-term debt now includes $52.5 million of AMG’s long-term debt which consists of eight notes. Total notes payable primarily consist of eleven notes with interest rates ranging from 6.0% to 11.0% and maturities ranging up to fourteen years.

LIVE NATION, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Future maturities of long-term debt at December 31, 2007 are as follows:

(in thousands)
2008	$36,345
2009	11,086
2010	11,135
2011	15,192
2012	70,306
Thereafter	678,542

Total	$822,606

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

Some of the Company’s other indebtedness includes restrictions on acquisitions and prohibit payment of ordinary dividends. They also have financial covenants including minimum consolidated EBITDA to consolidated net interest payable, minimum consolidated cash flow to consolidated debt service, and maximum consolidated debt to consolidated EBITDA, all as defined in the applicable debt agreements.

The Company’s other indebtedness, excluding the convertible notes, does not contain provisions that would make it a default if the Company were to default on its credit facility.

The Company believes there are no other agreements that contain provisions that trigger an event of default upon a change in long-term debt ratings that would have a material impact on its financial statements.

At December 31, 2007, the Company was in compliance with all debt covenants. The Company expects to remain in compliance throughout 2008.

LIVE NATION, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

NOTE 7—REDEEMABLE PREFERRED STOCK

As of December 31, 2007, one of the Company’s subsidiaries had 200,000 shares of Series A redeemable preferred stock, par value $.01 per share, and 200,000 shares of Series B redeemable preferred stock, par value $.01 per share, outstanding (collectively, the “Preferred Stock”) with an aggregate liquidation preference of $40.0 million. The Preferred Stock accrues dividends at 13% per annum and is mandatorily redeemable on December 21, 2011. The Company will be required to make an offer to purchase the Series A and Series B redeemable preferred stock at 101% of each series’ liquidation preference in the event of a change of control. The Series A and Series B redeemable preferred stock will rank pari passu to each other and will be senior to all other classes or series of capital stock of the issuer with respect to dividends and with respect to liquidation or dissolution of the issuer.

In June 2007, the Company entered into an Amended and Restated Certificate of Incorporation governing the Redeemable Preferred Stock (the Amended Preferred Stock Agreement) which amended and restated the certificate of incorporation to modify certain covenants and other provisions and facilitates potential future acquisitions. The Amended Preferred Stock Agreement contains a covenant that requires the Company to pay additional dividends in the event the ratio of consolidated total indebtedness minus unrestricted cash and cash equivalents, up to a maximum of $150 million (all as defined by the Amended Preferred Stock Agreement), to consolidated earnings-before-interest-taxes-depreciation-and-amortization (as defined by the Amended Preferred Stock Agreement) exceeds 4.0 times.

The Amended Preferred Stock Agreement contains a number of covenants that, among other things, restrict the Company’s ability to incur additional debt, issue certain equity securities, create liens, merge or consolidate, modify the nature of its business, make certain investments and acquisitions, transfer and sell material assets, enter into sale-leaseback transactions, enter into swap agreements, pay dividends and make distributions, and enter into agreements with affiliates. If the Company defaults under any of these covenants, it will have to pay additional dividends.

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

At December 31, 2007, the Company was in compliance with all Redeemable Preferred Stock covenants. The Company expects to remain in compliance with all of our Redeemable Preferred Stock covenants throughout 2008.

NOTE 8—DERIVATIVE INSTRUMENTS

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

LIVE NATION, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

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

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (for example, in interest expense when the hedged transactions are interest cash flows associated with floating-rate debt). The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in other expense (income)—net in current earnings during the period of change.

In March 2006, the Company entered into two interest rate swap agreements, designated as cash flow hedges, which are combinations of purchased interest rate caps on a notional amount of a total of $162.5 million and sold floors over the same period on a total of $121.9 million of the notional amount to effectively convert a portion of its floating-rate debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s variable rate debt as required by the Company’s senior secured credit facility, thus reducing the impact of interest rate changes on future interest expense. Approximately 35% of the Company’s outstanding term loans had its interest payments designated as the hedged forecasted transactions against these interest rate swap agreements at December 31, 2007. As of December 31, 2007, the interest rate for these hedges was fixed at 5.11% on a variable rate of 4.83% based on a 3-month LIBOR; this variable rate is subject to quarterly adjustments. For the year ended December 31, 2007 and 2006, these hedges were determined to be highly effective and the Company recorded an unrealized loss of $1.9 million and an unrealized gain of $0.1 million, respectively, as a component of other comprehensive income (loss). Based on the current interest rate expectations, the Company estimates that approximately $1.3 million of this loss in other comprehensive income will be reclassified into earnings in the next 12 months.

The Company has recorded a gain (loss) and related asset (liability) related to these derivative instruments during the year as follows:

	2007	2006
	(in thousands)
Balance at beginning of year	$104	$—
Unrealized holding gain (loss) on cash flow derivatives	(1,888)	104

Balance at end of year	$(1,784)	$104

As part of the acquisition of AMG, the Company now has interest rate swap agreements to convert a portion of AMG’s long-term debt from floating-rate debt to a fixed-rate basis. These interest rate swap agreements have not been designated as hedging instruments. Therefore, any change in fair value is recorded in earnings during the period of the change. As of December 31, 2007, the change in fair value was not significant to the Company’s results of operations.

LIVE NATION, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

The Company’s convertible senior notes issued in July 2007 include certain provisions which are bifurcated from the notes and accounted for as derivative instruments. At the date of issuance and as of December 31, 2007, the fair value of these provisions is considered de minimis.

The Company has guaranteed a minimum value of its stock that has been granted under certain contractual arrangements in 2007. At the date of issuance and as of December 31, 2007, the fair value of this guarantee is $6.4 million and $10.5 million, respectively. The change in value of this guarantee is recorded as a component of depreciation and amortization expense.

Occasionally, the Company will use forward currency contracts to reduce its exposure to foreign currency risk. The principal objective of such contracts is to minimize the risks and/or costs associated with artist fee commitments. At December 31, 2007 the Company had no outstanding foreign currency contracts. At December 31, 2006, the Company had $0.9 million in outstanding forward currency contracts. The change in fair value of these instruments from date of purchase through December 31, 2007, was not significant to the Company’s results of operations.

NOTE 9—COMMITMENTS AND CONTINGENT LIABILITIES

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

As of December 31, 2007, the Company’s future minimum rental commitments under non-cancelable operating lease agreements with terms in excess of one year, minimum payments under non-cancelable contracts in excess of one year and capital expenditure commitments consist of the following:

	Non-Cancelable Operating Leases	Non-Cancelable Contracts	Capital Expenditures
	(in thousands)
2008	$74,275	$364,850	$7,830
2009	69,135	44,663	—
2010	65,371	24,008	—
2011	62,122	14,073	2,500
2012	60,281	19,346	—
Thereafter	788,872	74,533	—

Total	$1,120,056	$541,473	$10,330

Commitment amounts for non-cancelable operating leases and non-cancelable contracts which stipulate an increase in the commitment amount based on an inflationary index have been estimated using an inflation factor of 3% for North America and 1.75% for the United Kingdom.

Excluded from the non-cancelable contracts is $90.4 million related to minimum severance obligations for all employment contracts calculated as if all such employees were terminated on January 1, 2008.

Minimum rentals of $112.5 million to be received in years 2008 through 2020 under non-cancelable subleases are excluded from the commitment amounts in the above table.

LIVE NATION, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Total rent expense charged to operations for 2007, 2006 and 2005 was $96.8 million, $71.7 million and $61.7 million, respectively. In addition to the minimum rental commitments included in the table above, the Company has leases, including a capital lease entered into during 2007, that contain contingent payment requirements for which payments vary depending on revenue, tickets sold or other variables. Contingent rent expense charged to operations for 2007, 2006 and 2005 was $17.0 million, $11.5 million and $7.0 million, respectively. The above does not include rent expense for events in third-party venues.

During 2006, in connection with the Company’s acquisition of Historic Theatre Group, the Company guaranteed obligations related to a lease agreement. In the event of default, the Company could be liable for obligations which have future lease payments (undiscounted) of approximately $30.9 million through the end of 2035. The scheduled future minimum rentals for this lease for the years 2008 through 2012 are $1.6 million each year. The Company believes that the likelihood of a material liability being triggered under this lease is remote, and no liability has been accrued for these contingent lease obligations as of December 31, 2007.

As of December 31, 2007 and 2006, the Company guaranteed the debt of third parties of approximately $2.8 million and $1.9 million, respectively, primarily related to maximum credit limits on employee and tour related credit cards and bank lines of credit of a nonconsolidated affiliate and a third-party promoter.

In connection with the sale of a portion of its sports representation business assets during 2006, the Company guaranteed the performance of a third-party related to an employment contract in the amount of approximately $0.4 million. This guarantee is effective through December 31, 2008; however, it would only require payment by the Company in the event of the buyer’s insolvency. As of December 31, 2007 and 2006, the carrying value of this liability recorded by the Company was $0.1 million and $0.1 million, respectively.

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

The Company is a defendant in twenty-two putative class actions filed by different named plaintiffs in various U.S. District Courts throughout the country. The claims made in these actions are substantially similar to the claims made in the Heerwagen action discussed above, except that the geographic markets alleged are regional, statewide or more local in nature, and the members of the putative classes are limited to individuals who purchased tickets to concerts in the relevant geographic markets alleged. The plaintiffs seek unspecified compensatory, punitive and treble damages, declaratory and injunctive relief and costs of suit, including attorneys’ fees. The Company has filed its answers in some of these actions, and has denied liability. On December 5, 2005, the Company filed a motion before the Judicial Panel on Multidistrict Litigation to transfer these actions and any similar ones commenced in the future to a single federal district court for coordinated pre-trial proceedings. On April 17, 2006, the Panel granted the Company’s motion and ordered the consolidation

LIVE NATION, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

and transfer of the actions to the U.S. District Court for the Central District of California. On June 4, 2007, the Court conducted a hearing on the plaintiffs’ motion for class certification. On June 25, 2007, the Court entered an order to stay all proceedings in the case pending the Court’s ruling on the plaintiffs’ motion for class certification. On October 22, 2007, the Court ruled in the plaintiffs’ favor, granting the plaintiffs’ motion for class certification and certifying a class in the Chicago, New England, New York/New Jersey, Colorado and Southern California regional markets. On November 5, 2007, the Company filed a Petition for Permission to Appeal from Order Granting Class Certification with the U.S. District Court of Appeals for the Ninth Circuit. At a status conference conducted on November 5, 2007, the U.S. District Court extended its stay of all proceedings pending further developments in the U.S. Court of Appeals for the Ninth Circuit. On February 15, 2008, the U.S. Court of Appeals for the Ninth Circuit issued an order denying the Company’s Petition for Permission to Appeal. On February 20, 2008, the Company filed a Motion with the U.S. District Court for Reconsideration of its October 22, 2007 order granting the plaintiffs’ motion for class certification. The Company intends to vigorously defend all claims in all of the actions.

The Company is also currently involved in certain other legal proceedings and accrues its best estimate of the probable settlement or other losses for the resolution of these claims as selling, general and administrative expenses and corporate expenses. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company’s assumptions or the effectiveness of its strategies related to these proceedings.

During 2006, the Company reversed $7.0 million of certain pre-acquisition contingencies related to legal matters which were resolved during the year. As resolution of the legal matters occurred beyond the one-year purchase price allocation period, this reversal was recorded to selling, general and administrative expenses in other operations.

NOTE 10—RELATED-PARTY TRANSACTIONS

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

LIVE NATION, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Transition Services Agreement

The transition services agreement governs the provision by Clear Channel to the Company of certain transitional administrative and support services such as treasury, payroll and other financial related services; human resources and employee benefits; legal and related services; information systems, network and related services; investment services; and corporate services. The charges for the transition services are intended to allow Clear Channel to fully recover the allocated direct costs of providing the services, plus all out-of-pocket expenses, generally without profit. The allocation of costs is based on various measures depending on the service provided, including relative revenue, employee headcount or number of users of a service. The services will terminate or were terminated at various times after the completion of the Separation. As of December 31, 2007, only insignificant information systems related services are still being provided, all of which are expected to be terminated by the end of 2008.

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

Transactions with Clear Channel Directors

The Company has three non-employee directors as of December 31, 2007 on its board of directors that are also directors and executive officers of Clear Channel. These three directors receive directors’ fees, stock options and restricted stock awards as do other non-employee members of the Company’s board of directors.

Transactions with Clear Channel

Prior to the Separation, the Company had a revolving line of credit with Clear Channel. See further disclosure in Note 6—Long-Term Debt.

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

From time to time, the Company purchases advertising from Clear Channel and its subsidiaries in the ordinary course of business. For the years ended December 31, 2007, 2006 and 2005, the Company recorded $11.8 million, $16.4 million and $12.9 million, respectively, as components of direct operating expenses and selling, general and administrative expenses for these advertisements.

LIVE NATION, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Pursuant to a transition services agreement, subsequent to the Separation, Clear Channel provided or provides to the Company certain limited administrative and support services as discussed above. As of December 31, 2007, there are no significant services that Clear Channel continues to provide. For the years ended December 31, 2007 and 2006, the Company recorded an aggregate of $2.0 million and $4.9 million, respectively, for these services as components of selling, general and administrative expenses and corporate expenses.

Prior to the Separation, Clear Channel provided management services to the Company, which included services similar to the transition services, along with executive oversight. These services were allocated to the Company based on actual direct costs incurred or on the Company’s share of Clear Channel’s estimate of expenses relative to a seasonally adjusted headcount. Management believes this allocation method to be reasonable and the expenses allocated to be materially the same as the amount that would have been incurred on a stand-alone basis. For the year ended December 31, 2005, the Company recorded $9.5 million as a component of corporate expenses for these services.

Clear Channel owns the trademark and trade names used by the Company prior to the Separation. Clear Channel charged the Company a royalty fee based upon a percentage of annual revenue. Clear Channel used a third-party valuation firm to assist in the determination of the royalty fee. For the year ended December 31, 2005 the Company recorded $0.5 million of royalty fees in corporate expenses.

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

The Company’s North American employees participated in Clear Channel’s employee benefit plans prior to the Separation, including employee medical insurance, an employee stock purchase plan and a 401(k) retirement benefit plan. These costs were recorded primarily as a component of selling, general and administrative expenses and were approximately $9.0 million for the year ended December 31, 2005. Subsequent to the Separation, the Company provides its own employee benefit plans.

In connection with the Separation, the Company entered into various lease and licensing agreements with Clear Channel primarily for office space occupied by the Company’s employees. For the years ended December 31, 2007 and 2006, the Company recorded $0.7 million and $0.7 million, respectively, of expense as a component of selling, general and administrative expenses related to these agreements.

As of December 31, 2007 and 2006, the Company recorded a liability in accrued expenses to Clear Channel of $0.1 million and $1.0 million, respectively, for the transition services described above and certain other costs paid for by Clear Channel on the Company’s behalf.

Other Relationships

Transactions with Directors

In May 2006, the Company acquired a 50.1% controlling interest in the touring business of a commonly owned group of companies operating under the name of Concert Productions International (“CPI”) and a 50% interest in several entities in the non-touring business of CPI (collectively, the “CPI Entities”). Concurrent with the acquisition, Michael Cohl became a member of the Company’s board of directors. Mr. Cohl owned a 72.37%

LIVE NATION, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

interest in Concert Productions International, Inc. (“CPI, Inc.”) which, together with other sellers, sold the Company its interests in the CPI Entities. Through his ownership in CPI, Inc., Mr. Cohl indirectly received consideration from the sale of $72,370 in cash and 54,519 shares of the Company’s common stock, which shares are subject to a Lockup and Registration Rights Agreement. SAMCO Investments Ltd. (“Samco”) received consideration from the sale of $7.3 million in cash and 1,483,906 shares of the Company’s common stock, which shares are subject to a Lockup and Registration Rights Agreement. Related to this initial transaction, the CPI Entities entered into a Services Agreement with KSC Consulting (Barbados) Inc. (“KSC Consulting”) for the executive services of Mr. Cohl, pursuant to which Mr. Cohl would serve as Chief Executive Officer of the CPI Entities for a term of five years. In addition, the Company entered into a Securityholders Agreement and a Credit Agreement in connection with this transaction. The Securityholders Agreement provided for, among other things, the payment of fees and expenses to CPI, Inc. and CPI Entertainment Rights, Inc., a wholly-owned subsidiary of CPI, Inc., and the Credit Agreement required the Company to make certain extensions of credit to the CPI Entities.

In September 2007, the Company acquired the remaining interests of the CPI Entities. Mr. Cohl, through his ownership in CPI, Inc., indirectly received consideration from the sale of 176,512 shares of the Company’s common stock. Mr. Cohl also sold his 5% interest in the touring business of CPI in this transaction and received Trust Certificates evidencing a beneficial interest in 585,366 shares of the Company’s common stock, which shares are subject to a Trust Agreement. In addition, Samco sold its 41.25% ownership interest in the touring business of CPI in this transaction and received $9.3 million in cash and Trust Certificates evidencing a beneficial interest in 4,829,269 shares of the Company’s common stock, which shares are subject to a Trust Agreement. In connection with the closing of the transaction, the Company was informed that Mr. Cohl entered into a non-binding arrangement in December 2006 with Samco and subsequently modified the arrangement in September 2007. This non-binding arrangement could be construed as creating a pecuniary interest in favor of Mr. Cohl in up to all of the shares of the Company’s common stock owned by Samco. All of the shares of the Company’s common stock noted above are subject to a Lockup and Registration Rights Agreement. Finally, KSC Consulting, a consulting company wholly-owned by Mr. Cohl, was entitled to receive $0.7 million of the cash consideration payable to Samco in the transaction. The CPI Entities and the Company have entered into a revised Services Agreement with KSC Consulting which replaces the Services Agreement entered into in the May 2006 transaction. The Services Agreement provides for the executive services of Mr. Cohl, pursuant to which Mr. Cohl serves as Chief Executive Officer and Chairman of the CPI Entities and the Company’s Live Nation Artists division for a term of five years. The Services Agreement also provides that Mr. Cohl be named as the Company’s sole Vice Chairman of the Company’s Board of Directors and that the board of directors elect a person nominated by Mr. Cohl to the Company’s Board of Directors. For the years ended December 31, 2007 and 2006, the Company incurred $1.2 million and $0.6 million, respectively, related to these services with KSC Consulting. As part of this transaction, the Security Holders Agreement and Credit Agreement entered into in the May 2006 transaction were terminated.

Other Related Parties

The Company conducts certain transactions in the ordinary course of business with companies that are owned, in part or in total, by various members of management of the Company’s subsidiaries. These transactions primarily relate to venue rentals, concession services, equipment rental, ticketing and other services and reimbursement of certain costs. Expenses of $12.3 million, $9.3 million and $10.5 million were incurred for the years ended December 31, 2007, 2006 and 2005, respectively, and revenue of $1.0 million, $1.0 million, and $0.5 million were earned for the years ended December 31, 2007, 2006 and 2005, respectively, from these companies for services rendered or provided in relation to these business ventures. None of these transactions were with directors or executive officers of the Company.

LIVE NATION, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

NOTE 11—INCOME TAXES

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

Significant components of the provision for income tax expense (benefit) are as follows:

	2007	2006	2005
	(in thousands)
Current—federal	$1,236	$2,622	$(74,605)
Current—foreign	32,023	23,543	31,170
Current—state	2,684	711	(9,590)

Total current	35,943	26,876	(53,025)
Deferred—federal	10,459	10,370	111,268
Deferred—foreign	(4,155)	(36)	(1,127)
Deferred—state	1,345	—	4,372

Total deferred	7,649	10,334	114,513

Income tax expense (benefit)	$43,592	$37,210	$61,488

Current income tax expense increased $9.1 million for the year ended December 31, 2007 as compared to the same period of the prior year due primarily to increases in taxable gains in the United Kingdom and in other European earnings.

Current income tax expense increased $79.9 million for the year ended December 31, 2006 as compared to the same period of the prior year primarily due to losses in the United States which the Company is not currently able to use. Losses incurred by the Company during 2005 prior to the Separation could be used by Clear Channel to realize a current tax benefit. Deferred tax expense decreased $104.2 million for the year ended December 31, 2006 as compared to the same period of the prior year due primarily to a decrease in the provision for valuation reserves recorded against deferred tax assets.

LIVE NATION, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2007 and 2006 are as follows:

	2007	2006
	(in thousands)
Deferred tax liabilities:
Intangible assets	$14,017	$486
Prepaid expenses	5,285	6,385
Other	3,758	2,688

Total deferred tax liabilities	23,060	9,559
Deferred tax assets:
Intangible and fixed assets	86,148	59,988
Accrued expenses	19,106	6,535
Investments in nonconsolidated affiliates	5,309	5,309
Net operating loss carryforwards	157,800	102,480
Bad debt reserves	5,388	3,293
Deferred income	7,554	2,941
Other	5,720	10,778

Total gross deferred tax assets	287,025	191,324
Valuation allowance	275,921	191,324

Total deferred tax assets	11,104	—

Net deferred tax assets (liabilities)	$(11,956)	$(9,559)

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

During 2007, settlements were reached with the Internal Revenue Service concerning tax matters involving certain of the Company’s fixed assets. The settlements resulted in an increase in depreciable tax basis in fixed assets and a related deferred tax asset of $38.2 million. The Company has provided a full valuation reserve against that deferred tax asset resulting from the Company’s current assessment that the deferred tax asset will not be realized. The 2007 net increase in the valuation allowance of $84.6 million, as presented in the table of significant deferred tax assets and liabilities, exceeds the 2007 change in valuation allowance of $26.8 million as presented in the reconciliation of income tax below by $57.8 million. This difference is attributable principally to the Company’s recording of valuation allowances against: (i) previously unrecorded deferred tax assets arising from the Internal Revenue Service settlement of $38.2 million and a capital loss carryforward of $18.9 million, (ii) deferred tax assets established in connection with the HOB and Signatures business combinations of $1.8 million, and (iii) other assets of ($1.1) million.

The deferred tax asset related to intangibles and fixed assets primarily relates to the difference in book and tax basis of tax deductible goodwill created from the Company’s various stock acquisitions. In accordance with FASB Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, the Company no longer amortizes goodwill. Thus, a deferred tax benefit for the difference between book and tax amortization for the Company’s tax-deductible goodwill is no longer recognized, as these assets are no longer amortized for book purposes. As the Company continues to amortize its tax basis in its tax deductible goodwill, the deferred tax asset will decrease over time. As of December 31, 2007, the Company has U.S. federal and state deferred tax assets related to net operating loss carryforwards of $140.1 million and $18.0 million, respectively. Based on current statutory carryforward periods, these losses will expire on various dates between the years 2008 and 2027. For 2008, the amount of net operating loss carryforwards expected to expire is approximately $5.7 million. The Company’s federal net operating loss is subject to statutory limitations on the amount that can be used in any given year.

LIVE NATION, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

The reconciliation of income tax computed at the United States federal statutory tax rates to income tax expense (benefit) is:

	2007	2006	2005
	(in thousands)
Income tax expense (benefit) at statutory rates	$11,080	$2,018	$(24,196)
State income taxes, net of federal tax benefit	2,684	711	(5,218)
Differences of foreign taxes from U.S. statutory rates	(3,620)	(5,658)	8,457
Nondeductible items	13,550	10,335	1,365
Tax contingencies	793	3,641	—
Change in valuation allowance	26,755	29,502	77,266
Other, net	(7,650)	(3,339)	3,814

	$43,592	$37,210	$61,488

During 2007, the Company recorded tax expense of approximately $43.6 million on income before tax of $31.7 million. Income tax expense is principally attributable to the Company’s European operations and to charges for valuation allowances. State tax expense is attributable to domestic operations in state tax jurisdictions that either currently do not permit combined reporting or that require reporting on modified income. The Company continually reassesses its ability to realize deferred tax assets. In connection with that assessment, during 2007, the Company recorded a valuation allowance of $26.8 million against certain deferred tax assets.

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

Prior to the Separation, certain tax liabilities owed by the Company were remitted to the appropriate taxing authority by Clear Channel and were accounted for as non-cash capital contributions by Clear Channel to the Company. To the extent tax benefits of the Company were utilized by Clear Channel, they were accounted for as non-cash dividends from the Company to Clear Channel. For the year ended December 31, 2005, Clear Channel utilized $76.7 million of the Company’s tax benefit.

The Company regularly assesses the likelihood of additional assessments in each taxing jurisdiction resulting from current and subsequent years’ examinations. Liabilities for income taxes have been established for future income tax assessments when it is probable there will be future assessments and the amount thereof can be reasonably estimated. Once established, liabilities for uncertain tax positions are adjusted only when there is more information available or when an event occurs necessitating a change to the liabilities. The Company believes that the resolution of income tax matters for open years will not have a material effect on its consolidated and combined financial statements although the resolution of income tax matters could impact the Company’s effective tax rate for a particular future period. As of December 31, 2007 and 2006, the Company had an accrual for tax contingencies of $24.2 million and $22.9 million, respectively.

In June 2006, the FASB issued FIN 48, which became effective for the Company on January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and

LIVE NATION, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As a result of the adoption of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date on January 1, 2007, the Company had $21.9 million of unrecognized tax benefits, the majority of which would affect the Company’s effective tax rate if recognized. At December 31, 2007, the Company had $24.2 million of unrecognized tax benefits. This change in unrecognized income tax benefits relates to current and pre-2007 uncertain tax positions, additional interest accruals, as described below, and currency fluctuations. The amount of these unrecognized tax benefits which would favorably impact the effective tax rate if recognized at some point in the future is $19.7 million.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the year ended December 31, 2007, the Company has recognized $0.6 million of interest and penalties related to uncertain tax positions. As of December 31, 2007, the Company has approximately $2.7 million of accrued interest related to uncertain tax positions.

The tax years 2002 through 2007 remain open to examination by the major tax jurisdictions to which the Company is subject.

The following table summarizes the activity related to the Company’s unrecognized tax benefits for the year ended December 31, 2007:

2007
(in thousands)
Balance at January 1	$22,935
Additions:
Tax for current year positions	3,796
Tax for prior year positions	68
Interest and penalties for prior years	1,278
Reductions:
Settlements for prior year positions	(3,737)
Foreign currency	(139)

Balance at December 31	$24,201

NOTE 12—BUSINESS/SHAREHOLDERS’ EQUITY

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

LIVE NATION, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Common Stock Reserved for Future Issuance

Common stock of approximately 9.0 million shares is reserved for future issuances under the stock incentive plan (including 4.5 million options and 1.1 million restricted stock awards currently granted).

Share Repurchase Program

On December 22, 2005, the Company’s board of directors authorized a $150.0 million share repurchase program effective as of that date. The repurchase program was authorized through December 31, 2006 and no such program was authorized for 2007. As of the expiration of the program on December 31, 2006, 3.4 million shares had been repurchased for an aggregate cost of $42.7 million, including commissions and fees.

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

The following table sets forth the computation of basic and diluted net loss per common share:

	For the year ended December 31,
	2007	2006	2005
Numerator:
Net loss	$(11,936)	$(31,442)	$(130,619)
Effect of dilutive securities:
2.875% convertible notes	—	—	—

Numerator for net loss per common share—diluted	$(11,936)	$(31,442)	$(130,619)
Denominator:
Weighted average common shares	68,441	64,583	66,809
Effect of dilutive securities:
Stock options and restricted stock	—	—	—
2.875% convertible notes	—	—	—

Denominator for net loss per common share—diluted	68,441	64,583	66,809
Net loss per common share:
Basic and diluted	$(0.17)	$(0.48)	$(1.96)

The calculation of diluted net loss per common share includes the effects of the assumed exercise of any outstanding stock options, the assumed vesting of shares of restricted stock and the assumed conversion of the 2.875% convertible notes where dilutive. For the years ended December 31, 2007, 2006 and 2005, the Company has excluded all potentially dilutive securities, such as nonvested restricted stock and outstanding options to purchase common stock, from the calculation of diluted net loss per common share because such securities are anti-dilutive. For the years ended December 31, 2007 and 2006, the diluted weighted average common shares outstanding excludes the dilutive effect of 2,240,000 and 80,000 stock options, respectively, since such options

LIVE NATION, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

have an exercise price in excess of the average market price of the Company’s common stock. In addition, for the year ended December 31, 2007, the diluted weighted average common shares outstanding excludes 3,752,582 total shares which represents the dilutive effect of 8,104,690 conversion shares related to the Company’s $220.0 million 2.875% convertible notes because such securities are anti-dilutive. For the years ended December 31, 2007, 2006 and 2005, the diluted weighted average common shares outstanding excludes 2,118,495, 829,128 and 539,938 total shares, respectively, which represents the dilutive effect of 4,885,722, 2,512,461 and 2,396,849 stock options and shares of restricted stock, respectively, because these securities were anti-dilutive.

NOTE 13—STOCK BASED COMPENSATION

In December 2005, the Company adopted its 2005 Stock Incentive Plan. The plan authorizes the Company to grant stock option awards, director shares, stock appreciation rights, restricted stock and deferred stock awards, other equity-based awards and performance awards. The Company has granted restricted stock awards and options to purchase its common stock to employees, directors and consultants of the Company and its affiliates under the stock incentive plan at no less than the fair market value of the underlying stock on the date of grant. The options are granted for a term not exceeding ten years and the nonvested options are forfeited in the event the employee or director terminates his or her employment or relationship with the Company or one of its affiliates. Any options that have vested at the time of termination are forfeited to the extent they are not exercised within the applicable post-employment exercise period provided in their option agreements. These options vest over one to five years. The stock incentive plan contains anti-dilutive provisions that require the adjustment of the number of shares of the Company’s common stock represented by, and the exercise price of, each option for any stock splits or stock dividends.

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

The Company recorded $16.5 million and $3.3 million of non-cash compensation expense during the years ended December 31, 2007 and 2006, respectively, related to nonvested stock-based compensation arrangements for stock options and restricted stock awards. Of these amounts $6.4 million and $1.7 million was recorded in selling, general and administrative expenses and $10.1 million and $1.6 million recorded in corporate expenses, respectively. As of December 31, 2007, there was $29.8 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements for stock options and restricted stock awards. This cost is expected to be recognized over the next four years.

Stock Options

Effective January 1, 2006, the Company has adopted the fair value recognition provisions of Statement 123(R), which is a revision of FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Statement 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, and amends

LIVE NATION, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

FASB Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. The Company chose the modified-prospective transition application of Statement 123(R) and therefore prior periods were not restated to reflect the impact of adoption of the new standard. The fair value of the options is amortized to expense on a straight-line basis over the options’ vesting period.

Prior to January 1, 2006, the Company accounted for its stock-based award plans using the provisions of Statement 123. As permitted under this standard, compensation expense was recognized using the intrinsic value method described in APB 25 under which compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price.

As a result of the adoption of Statement 123(R), stock-based compensation expense recognized during the years ended December 31, 2007 and 2006 includes compensation expense for all share-based payments granted on or prior to, but not yet vested at the end of the period based on the grant date fair value estimated in accordance with the provisions of Statement 123(R).

Prior to the adoption of Statement 123(R) and through December 31, 2007, no tax benefits from the exercise of stock options have been recognized. Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with Statement 123(R).

The following table illustrates the effect on operating results and per share information had the Company accounted for share-based compensation in accordance with Statement 123(R) for the periods indicated. Due to the Separation, the Company’s pro forma disclosure for 2005 includes stock compensation expense for options granted by Clear Channel prior to the Separation, and options granted by the Company after the Separation, when applicable. The required pro forma disclosure is as follows:

2005
(in thousands except per share data)
Net income (loss):
Reported	$(130,619)
Pro forma stock compensation expense, net of tax:
Live Nation options	(47)
Clear Channel options	6,713

Net income (loss) including non-cash compensation expense	$(123,953)

Basic and diluted net income (loss) per common share:
Reported	$(1.96)
Pro forma	$(1.86)

LIVE NATION, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

The fair value for options in Live Nation stock was estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on implied volatilities of traded options and the historical volatility of stocks of similar companies since the Company’s common stock does not have sufficient trading history to reasonably predict its own volatility. The Company uses the simplified method for estimating the expected life within the valuation model which is the period of time that options granted are expected to be outstanding. The risk free rate for periods within the expected life of the option is based on the U.S. Treasury Note rate. An estimated rate of 10% is used for expected forfeitures of stock options due to the limited history of the Company’s stock option plans. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant:

	2007	2006	2005
Risk-free interest rate	3.63% - 4.88%	4.57% - 4.86%	4.71%
Dividend yield	0.0%	0.0%	0.0%
Volatility factors	28%	28%	25%
Weighted average expected life (in years)	5.5 - 7	5 - 7.5	5 -7.5

Clear Channel calculated the fair value for the options in Clear Channel stock at the date of grant using a Black-Scholes option-pricing model with the following assumptions for 2005:

2005
Risk-free interest rate	3.76% - 4.44%
Dividend yield	1.46% - 2.36%
Volatility factors	25%
Weighted average expected life (in years)	5 - 7.5

The following table presents a summary of the Company’s stock options outstanding at, and stock option activity during, the years ended December 31, 2007, 2006 and 2005 (“Price” reflects the weighted average exercise price per share):

	2007		2006		2005
	Options	Price	Options	Price	Options	Price
	(in thousands, except per share data)
Outstanding, January 1	2,152	$11.07	2,078	$10.60	—	$—
Granted	2,355	24.09	90	21.88	2,078	10.60
Exercised	(44)	10.60	—	—	—	—
Forfeited or expired	(582)	14.88	(16)	10.60	—	—

Outstanding, December 31	3,881	$18.41	2,152	$11.07	2,078	$10.60

Exercisable, December 31	62	$11.35	32	$10.60	—	—
Weighted average fair value per option granted		$6.12		$3.81		$3.51

The total intrinsic value of stock options exercised during the year ended December 31, 2007 was $0.6 million. Cash received from stock option exercises for the year ended December 31, 2007 was $0.5 million. The Company did not realize any actual tax benefit from stock option exercises.

LIVE NATION, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

There were 4.2 million shares available for future grants under the stock incentive plan at December 31, 2007. Upon share option exercise or vesting of restricted stock, the Company issues new shares to fulfill these grants. Vesting dates on the stock options range from February 2008 to December 2011, and expiration dates range from December 2012 to December 2017 at exercise prices and average contractual lives as follows:

Range of Exercise Prices	Outstanding as of 12/31/07 (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable as of 12/31/07	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$10.00 - $14.99	1,641	7.4	$10.65	58	$10.60	7.3
$15.00 - $19.99	200	10.0	$19.36	—	$—	—
$20.00 - $24.99	2,040	9.9	$24.55	4	$22.18	10.0

The total intrinsic value of options exercisable as of December 31, 2007 was $0.3 million.

Restricted Stock Awards

Prior to the Separation, Clear Channel granted restricted stock awards to the Company’s employees. All Clear Channel restricted stock awards held by the Company’s employees at the date of the Separation were forfeited due to the termination of their employment with the Clear Channel group of companies.

Subsequent to the Separation, the Company has granted restricted stock awards to its employees and directors under the stock incentive plan. These common shares carry a legend which restricts their transferability for a term of one to five years and are forfeited in the event the recipient’s employment or relationship with the Company is terminated prior to the lapse of the restriction. In addition, certain restricted stock awards require the Company or the recipient to achieve minimum performance targets in order for these awards to vest. Recipients of the restricted stock awards are entitled to all cash dividends as of the date the award was granted. The fair value of the restricted stock is amortized to expense on a straight-line basis over the restricted stock’s vesting period. The Company does not assume any forfeitures of restricted stock as awards are limited to a small number of senior management.

The following table presents a summary of the Company’s restricted stock awards outstanding at December 31, 2007, 2006 and 2005. (“Price” reflects the weighted average share price at the date of grant):

	2007		2006		2005
	Awards	Price	Awards	Price	Awards	Price
	(in thousands, except per share data)
Outstanding, January 1	361	$12.39	319	$10.60	—	$—
Granted	710	22.53	65	21.12	319	10.60
Forfeited	(39)	19.70	(1)	10.60	—	—
Vested	(104)	20.32	(22)	10.60	—	—

Outstanding, December 31	928	$18.99	361	$12.39	319	$10.60

The total fair market value of the shares issued upon the vesting of restricted stock awards during the years ended December 31, 2007 and 2006 was $2.1 million and $0.2 million, respectively. As of December 31, 2007, there were 231,250 restricted stock awards outstanding which require the Company or the recipient to achieve minimum performance targets in order for the awards to vest.

LIVE NATION, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

Bonus Incentives

During 2007, the Company entered into arrangements with certain key employees to issue shares of the Company’s common stock in lieu of cash bonus payments. The Company has recorded $12.0 million and $0.8 million of non-cash compensation expense for the year ended December 31, 2007 in selling, general and administrative and corporate expenses, respectively, related to bonus incentives. Based on the closing stock price of the Company’s common stock on December 31, 2007, this would result in the issuance of approximately 0.9 million shares in 2008.

NOTE 14—EMPLOYEE STOCK AND SAVINGS PLANS

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

Contributions to these plans of $1.8 million, $1.6 million and $2.1 million were charged to expense for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company’s employees were also eligible to participate in a non-qualified employee stock purchase plan provided by Clear Channel. Under the plan, shares of Clear Channel’s common stock could be purchased at 85% of the market value on the day of purchase. Employees could purchase shares having a value not exceeding 10% of their annual gross compensation or $25,000, whichever is lower. During 2005 all Clear Channel employees purchased 222,789 shares at weighted average share prices of $28.79. The Company’s employees represented approximately 6% of the total participation in this plan. Subsequent to the Separation, the Company did not adopt a non-qualified employee stock purchase plan.

Prior to the Separation, certain highly compensated employees of the Company were eligible to participate in a non-qualified deferred compensation plan provided by Clear Channel, which allowed deferrals up to 50% of their annual salary and up to 80% of their bonus before taxes. The Company did not match any deferral amounts. Clear Channel retained ownership of all assets until distributed and recorded the liability under this deferred compensation plan. In connection with the Separation, Clear Channel transferred to the Company the asset and liability related to the deferrals made by the Company’s employees and these deferrals were added into the Company’s new plan.

Subsequent to the Separation, the Company adopted a non-qualified deferred compensation plan for highly compensated employees and directors. The plan allows employees to defer up to 50% of their annual salary and up to 80% of their bonus before taxes and allows directors to defer up to 100% of their compensation. Matching contributions are made at the sole discretion of the Company’s compensation committee and the Company retains ownership of all assets until distributed. The liability under the deferred compensation plan at December 31, 2007 and 2006 was approximately $2.5 million and $1.9 million, respectively, which is recorded in other long-term liabilities.

LIVE NATION, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

NOTE 15—OTHER INFORMATION

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

In September 2007, the Company acquired the remaining 50% interest in the CPI Non-Touring Entities. As part of the transaction, the Credit Agreement from the previous acquisition was terminated.

Other

Included in gain on sale of operating assets for the year ended December 31, 2007 is a $31.3 million gain related to the sale of the Oriental Theater in Chicago and the Company’s 50% interest in BIC during the fourth quarter of 2007. The Company also recorded a $3.6 million gain related to the sale of Donington Park, an arena/race track in Leicestershire, England. In addition, the Company recorded gains of $12.3 million, $5.8 million, $0.6 million and $0.5 million related to the sale of the Hammersmith Apollo, seven small-sized music venues, the Forum and Starwood Amphitheater, respectively. The Hammersmith Apollo and Forum music venues and the seven small-sized music venues are located in London and Starwood Amphitheater is located in Nashville. Finally, the Company recorded a gain of $6.0 million related to the sale of an office building in San Francisco. Partially offsetting these gains, is an $8.1 million loss related to the sale of the Company’s remaining 50.1% interest in the production of Phantom: The Las Vegas Spectacular.

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

Included in other expense (income)—net for the year ended December 31, 2006 is income of $5.9 million related to a fee received on the sale of land in Ireland which was sold in April 2006 to the minority interest holder in this entity. This fee was for payment of services provided by the Company in completing the sale since, under the terms of the original acquisition that included this asset, the Company did not have the rights to the appreciation in the value of this property. The minority interest holder contributed his share of the appreciation in the value of the land to the entity.

LIVE NATION, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)
The following details the components of “Other expense (income)—net”:
Gain on sale of investments	$(64)	$1,659	$—
Currency exchange loss (gain)	902	3,130	(1,154)
Other, net	(851)	(6,009)	1,600

Total other expense (income)—net	$(13)	$(1,220)	$446

		As of December 31,
		2007	2006
		(in thousands)
The following details the components of “Other current assets”:
Investments in theatrical productions		$8,778	$13,578
Inventory		20,188	12,369
Cash held in escrow		12,088	10,124
Other		3,668	2,448

Total other current assets		$44,722	$38,519

The following details the components of “Other long-term assets”:
Prepaid management and booking fees		$11,280	$12,392
Prepaid rent		21,289	21,756
Long-term advances		53,040	—
Debt issuance costs		17,888	7,714
Other		19,466	8,337

Total other long-term assets		$122,963	$50,199

The following details the components of “Accrued expenses”:
Accrued event expenses		$124,868	$107,770
Collections on behalf of others		117,165	136,643
Current deferred tax liabilities		5,285	2,357
Accrued expenses—other		282,666	224,644

Total accrued expenses		$529,984	$471,414

The following details the components of “Other long-term liabilities”:
Unrecognized tax benefits		$24,201	$22,935
Deferred revenue		7,190	13,309
Accrued rent		35,691	33,702
Other		24,383	18,844

Total other long-term liabilities		$91,465	$88,790

NOTE 16—SEGMENT DATA

Beginning in 2007, the Company reorganized its business units and the way in which these businesses are assessed and therefore changed its reportable operating segments to North American Music, International Music, Global Artists, Global Digital and Global Theater. Multiple operating segments are aggregated as the reportable segment for Global Artists. The North American Music segment principally involves the promotion of live music events in the Company’s owned and/or operated venues and in rented third-party venues and the operation and

LIVE NATION, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

management of music venues primarily in the United States and Canada. The International Music segment principally involves the promotion of live music events in the Company’s owned and/or operated venues and in rented third-party venues, the production of music festivals and the operation and management of music venues outside of North America. The Global Artists segment principally involves the promotion and/or production of global music tours as well as providing various services to artists including merchandise, artist fan sites and ticketing, broadcast/digital media rights, recorded music and music publishing distribution and sponsorship and marketing services. The Global Digital segment principally involves the management of the Company’s in-house centralized ticketing operations and online and wireless distribution activities, including the development of the Company’s website. The Global Theater segment principally involves the presentation and production of touring and other theatrical performances and the operation and management of theatrical venues. “Other” includes specialized motor sports, sports representation, as well as other businesses.

Revenue and expenses earned and charged between segments are eliminated in consolidation. Corporate expenses, interest income, interest expense, equity in losses (earnings) of nonconsolidated affiliates, minority interest expense (income), other expense (income) — net and income tax expense (benefit) are managed on a total company basis.

There are no customers that individually account for more than ten percent of the Company’s consolidated and combined revenue in any year.

	North American Music	International Music	Global Artists	Global Digital	Global Theater	Other	Corporate	Eliminations	Consolidated and Combined
	(in thousands)
2007
Revenue	$1,955,059	$1,078,696	$640,620	$11,358	$362,378	$163,625	$—	$(26,755)	$4,184,981
Direct operating expenses	1,566,144	857,867	581,526	3,128	244,808	106,851	—	(26,752)	3,333,572
Selling, general and administrative expenses	323,528	146,526	52,381	15,379	83,314	32,686	—	(3)	653,811
Depreciation and amortization	60,286	14,928	19,849	3,311	15,587	1,313	5,554	—	120,828
Gain on sale of operating assets	(6,725)	(18,807)	—	—	(22,294)	(3,231)	(169)	—	(51,226)
Corporate expenses	—	—	—	—	—	—	45,854	—	45,854

Operating income (loss)	$11,826	$78,182	$(13,136)	$(10,460)	$40,963	$26,006	$(51,239)	$—	$82,142

Intersegment revenue	$820	$16,868	$4,735	$—	$—	$4,332	$—	$—	$26,755
Identifiable assets	$975,002	$679,554	$546,062	$19,334	$396,972	$47,762	$87,417	$—	$2,752,103
Capital expenditures	$43,595	$39,927	$2,804	$14,180	$8,984	$123	$7,236	$—	$116,849

2006
Revenue	$1,629,247	$867,423	$623,147	$8,893	$388,391	$205,288	$—	$(10,674)	$3,711,715
Direct operating expenses	1,357,414	679,732	561,046	2,665	279,260	128,350	—	(10,604)	2,997,863
Selling, general and administrative expenses	238,940	119,276	26,704	11,829	86,071	47,590	—	(70)	530,340
Depreciation and amortization	77,775	15,006	6,121	501	22,784	2,963	3,017	—	128,167
Loss (gain) on sale of operating assets	(63)	1,041	—	—	(2,052)	(10,445)	(121)	—	(11,640)
Corporate expenses	—	—	—	—	—	—	33,863	—	33,863

Operating income (loss)	$(44,819)	$52,368	$29,276	$(6,102)	$2,328	$36,830	$(36,759)	$—	$33,122

Intersegment revenue	$4,356	$881	$3,792	$—	$—	$1,645	$—	$—	$10,674
Identifiable assets	$926,735	$548,979	$173,051	$7,443	$451,809	$68,863	$48,122	$—	$2,225,002
Capital expenditures	$24,401	$6,553	$382	$5,473	$15,044	$6,466	$7,386	$—	$65,705

2005
Revenue	$1,351,942	$703,060	$298,622	$7,654	$339,441	$246,349	$—	$(10,223)	$2,936,845
Direct operating expenses	1,116,467	542,753	280,984	3,058	234,768	142,990	—	(10,095)	2,310,925
Selling, general and administrative expenses	218,029	98,714	8,262	3,153	96,825	93,999	—	(75)	518,907
Depreciation and amortization	33,973	5,815	336	278	16,139	4,085	3,996	—	64,622
Loss (gain) on sale of operating assets	109	(914)	(1)	—	2,996	604	2,065	—	4,859
Corporate expenses	—	—	—	—	—	—	50,715	—	50,715

Operating income (loss)	$(16,636)	$56,692	$9,041	$1,165	$(11,287)	$4,671	$(56,776)	$(53)	$(13,183)

Intersegment revenue	$2,038	$1,170	$2,268	$32	$19	$4,696	$—	$—	$10,223
Identifiable assets	$539,830	$444,931	$91,727	$2,315	$521,863	$75,282	$100,636	$—	$1,776,584
Capital expenditures	$31,698	$10,826	$128	$8	$34,018	$8,953	$6,889	$—	$92,520

LIVE NATION, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

The following table provides information on the Company’s foreign operations included in the consolidated and combined amounts above:

	United Kingdom Operations	Other Foreign Operations	Total Foreign Operations
	(in thousands)
2007
Revenue	$575,180	$808,832	$1,384,012
Identifiable assets	$456,703	$461,279	$917,982

2006
Revenue	$533,534	$487,355	$1,020,889
Identifiable assets	$437,989	$308,471	$746,460

2005
Revenue	$427,834	$477,746	$905,580
Identifiable assets	$299,282	$298,367	$597,649

NOTE 17—QUARTERLY RESULTS OF OPERATIONS (Unaudited)

	March 31,		June 30,		September 30,		December 31,
	2007	2006	2007	2006	2007	2006	2007	2006
	(in thousands, except per share data)
Revenue	$584,185	$516,567	$1,039,565	$768,230	$1,547,731	$1,368,221	$1,013,500	$1,058,697
Operating expenses:
Direct operating expenses	421,312	377,832	814,993	604,779	1,277,565	1,132,788	819,702	882,464
Selling, general and administrative expenses	151,333	116,016	173,163	129,187	166,019	139,306	163,296	145,831
Depreciation and amortization	27,686	15,005	25,027	16,306	26,971	62,576	41,144	34,280
Loss (gain) on sale of operating assets	4,462	(7,728)	(19,268)	(1,682)	(6,128)	(2,091)	(30,292)	(139)
Corporate expenses	9,796	7,379	9,263	7,958	11,335	7,605	15,460	10,921

Operating income (loss)	(30,404)	8,063	36,387	11,682	71,969	28,037	4,190	(14,660)
Interest expense	14,952	7,813	15,270	8,348	15,080	8,636	16,613	12,421
Interest income	(2,769)	(1,480)	(4,425)	(4,496)	(3,987)	(2,992)	(3,298)	(3,478)
Equity in earnings of nonconsolidated affiliates	(343)	(1,824)	(2,875)	(1,478)	(159)	(1,983)	(1,429)	(3,122)
Minority interest expense (income)	(3,045)	(835)	3,472	151	7,763	8,274	(321)	4,619
Other expense (income)—net	(60)	2,554	(325)	(5,879)	(76)	872	448	1,233

Income (loss) before income taxes	(39,139)	1,835	25,270	15,036	53,348	15,230	(7,823)	(26,333)
Income tax expense (benefit)	5,910	718	15,348	5,354	11,795	24,331	10,539	6,807

Net income (loss)	$(45,049)	$1,117	$9,922	$9,682	$41,553	$(9,101)	$(18,362)	$(33,140)

Net income (loss) per common share:
Basic	$(0.69)	$0.02	$0.15	$0.15	$0.60	$(0.14)	$(0.25)	$(0.51)

Diluted	$(0.69)	$0.02	$0.15	$0.15	$0.55	$(0.14)	$(0.25)	$(0.51)

NOTE 18—SUBSEQUENT EVENTS

On January 23, 2008, the Company sold the majority of its remaining North American theatrical business, including certain debt owed to the Company, for a gross sales price of $90.4 million. After fees, expenses, an adjustment to replace the show cash of the theatrical business that was previously removed from the operations

LIVE NATION, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

and utilized by the Company and other adjustments, the Company received approximately $61.0 million of net proceeds. The assets of the North American theatrical business include the Broadway Across America business, which produces or presents Broadway shows at primarily third-party venues in the United States and Canada, two owned theatrical venues in Toronto, one owned venue and one leased venue in Boston, one managed venue in Baltimore and a 51% interest in three managed venues in Minneapolis. As of December 31, 2007, total assets were approximately $129.0 million, including $33.7 million of cash and cash equivalents, $60.4 million of property, plant and equipment and $3.2 million of goodwill, and total liabilities were approximately $85.0 million, including $46.0 million of deferred revenue.

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

Based on their evaluation as of December 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

During 2007, we completed the acquisitions of House of Blues Concerts Canada (June), Academy Music Holdings Limited (July), Anthill Trading Ltd. (October) and Signatures Network, Inc. (December). Consistent with published guidance of the SEC, our management excluded the acquired companies from the scope of its assessment of internal control over financial reporting as of December 31, 2007. Total assets and total revenue from the acquisitions represented approximately 10% and 2%, respectively, of the related consolidated financial statement amounts of Live Nation as of and for the year ended December 31, 2007.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting. The attestation report is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Live Nation, Inc.

We have audited Live Nation, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Live Nation, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of House of Blues Concerts Canada, Academy Music Holdings Limited, Anthill Trading Ltd., and Signatures Network, Inc which are included in the 2007 consolidated financial statements of Live Nation, Inc. and constituted 10% of total assets as of December 31, 2007 and 2% of total revenues for the year then ended. Our audit of internal control over financial reporting of Live Nation, Inc. also did not include an evaluation of the internal control over financial reporting of House of Blues Concerts Canada, Academy Music Holdings Limited, Anthill Trading Ltd., and Signatures Network, Inc.

In our opinion, Live Nation, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Live Nation, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated and combined statements of operations, changes in business/shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Live Nation, Inc. and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Los Angeles, California

February 27, 2008

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than the information set forth under Item 1. Business—Executive Officers, the information required by this Item is incorporated by reference to our Definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements.

The following consolidated and combined financial statements are included in Item 8:

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated and Combined Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005

Consolidated and Combined Statements of Changes in Business/Shareholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005

Consolidated and Combined Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

Notes to Consolidated and Combined Financial Statements

Under Rule 3-09 of Regulation S-X, Live Nation is required to file separate audited financial statements of Broadway in Chicago. Live Nation expects to file those financial statements by amendment to its Annual Report on Form 10-K on or before March 31, 2008.

(a)2. Financial Statement Schedule.

The following financial statement schedule for the years ended December 31, 2007, 2006 and 2005 is filed as part of this report and should be read in conjunction with the consolidated and combined financial statements.

Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

LIVE NATION, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

(in thousands)

Description	Balance at Beginning of period	Charges to Costs, Expenses and other	Write-off of Accounts Receivable	Other		Balance at end of Period
Year ended December 31, 2005	$10,174	$4,767	$(5,191)	$(232	)(1)	$9,518

Year ended December 31, 2006	$9,518	$5,923	$(1,693)	$(283	)(2)	$13,465

Year ended December 31, 2007	$13,465	$11,079	$(5,855)	$239	(1)	$18,928

(1)	Foreign currency adjustments.
(2)	Write-off of allowance for doubtful accounts resulting from dispositions, partially offset by foreign currency adjustments and allowance for doubtful accounts resulting from acquisitions.

LIVE NATION, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Deferred Tax Asset Valuation Allowance

(in thousands)

Description	Balance at Beginning of period	Charges to Costs, Expenses and other(1)	Deletions(1)	Other(2)	Balance at end of Period
Year ended December 31, 2005	$—	$77,266	$—	$—	$77,266

Year ended December 31, 2006	$77,266	$29,502	$—	$84,556	$191,324

Year ended December 31, 2007	$191,324	$26,755	$—	$57,842	$275,921

(1)	In 2005, 2006 and 2007 the Company determined that it may not be able to realize certain deferred tax assets in the future and recorded a valuation allowance accordingly.
(2)	In 2006, the Company established allowances against deferred tax assets in connection with the Company’s acquisition of HOB Entertainment, Inc. In 2007, the Company recorded valuation allowances against: (i) previously unrecorded deferred tax assets arising from the Internal Revenue Service settlement of $38.2 million and a capital loss carryforward of $18.9 million, (ii) deferred tax assets established in connection with the HOB Entertainment, Inc. and the Signatures Network, Inc. business combinations of $1.8 million and (iii) other assets of ($1.1) million.

(a)3. Exhibits.

Exhibit Number	Description

2.1	Master Separation and Distribution Agreement between Clear Channel Communications, Inc. and CCE Spinco, Inc., (now Live Nation, Inc.) dated December 20, 2005 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed December 23, 2005).

2.2	Agreement and Plan of Merger, dated June 30, 2006, by and among Live Nation Worldwide, Inc., Harry Merger Sub Inc., HOB Entertainment, Inc. (“HOB”) and certain HOB stockholders named therein (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed July 7, 2006).

2.3	Agreement of Merger, dated November 14, 2007, by and among Live Nation, Inc., SNI Acquisition Merger Subsidiary I, Inc., SNI Acquisition Merger Subsidiary II, Inc., Signatures SNI, Inc., Dell R. Furano and Furano Revocable Trust (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed November 20, 2007).

3.1	Amended and Restated Certificate of Incorporation of CCE Spinco, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 16, 2005).

3.2	Amended and Restated Bylaws of CCE Spinco, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 23, 2005).

3.3	First Amendment to Amended and Restated Bylaws of Live Nation, Inc. dated December 18, 2007 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 21, 2007).

4.1	Rights Agreement between CCE Spinco, Inc. and The Bank of New York, as rights agent, dated December 21, 2005 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 23, 2005).

4.2	Form of Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed December 23, 2005).

4.3	Form of Right Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed December 23, 2005).

4.4	Lockup and Registration Rights Agreement, dated May 26, 2006, by and among Live Nation, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc., and the other parties set forth therein (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed June 2, 2006).

4.5	Incremental Assumption Agreement and Amendment No. 1 dated as of November 3, 2006, to the Credit Agreement dated as of December 21, 2005, among Live Nation, Inc., Live Nation Worldwide, Inc. and the Foreign Borrowers party thereto, as Borrowers, JP Morgan Chase, N.A., as Administrative Agent, JP Morgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed November 9, 2006).

4.6	Amendment No. 2 dated as of December 6, 2006, to the Credit Agreement dated as of December 21, 2005, as amended as of November 3, 2006, among Live Nation, Inc., Live Nation Worldwide, Inc. and the Foreign Borrowers party thereto, as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed December 21, 2006).

Exhibit Number	Description

4.7	Incremental Assumption Agreement and Amendment No. 3 dated as of December 11, 2006, to the Credit Agreement dated as of December 21, 2005, as amended as of November 3, 2006 and December 11, 2006, among Live Nation, Inc., Live Nation Worldwide, Inc. and the Foreign Borrowers party thereto, as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed December 21, 2006).

4.8	Amendment No 1. to the Live Nation, Inc. Nonqualified Deferred Compensation Plan, effective August 4, 2006 (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 filed December 7, 2006 (No. 333-139178)).

4.9	Indenture related to the 2.875% Convertible Senior Notes, due 2027, dated as of July 16, 2007, between Live Nation, Inc. and Wells Fargo Bank, N.A., as trustee (including form of 2.875% Convertible Senior Note due 2027) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 16, 2007).

4.10	Registration Rights Agreement, dated as of July 16, 2007, among Live Nation, Inc. and Banc of America Securities LLC, J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 16, 2007).

4.11	Lockup and Registration Rights Agreement, dated September 12, 2007, by and among Live Nation, Inc., SAMCO Investments Ltd., and Michael Cohl (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 13, 2007).

10.1	Transition Services Agreement between CCE Spinco, Inc. and Clear Channel Management Services, L.P. dated December 21, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.2	Tax Matters Agreement among CCE Spinco, Inc., CCE Holdco #2, Inc. and Clear Channel Communications, Inc., dated December 21, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.3	Employee Matters Agreement between CCE Spinco, Inc. and Clear Channel Communications, Inc., dated December 21, 2005 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.4	Trademark and Copyright License Agreement between CCE Spinco, Inc. and Clear Channel Identity, L.P., dated December 21, 2005 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.5 §	Clear Channel Entertainment Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.6	Amended and Restated Certificate of Incorporation of Live Nation Holdco #2, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 3, 2007).

10.7 §	Live Nation, Inc. 2005 Stock Incentive Plan, as Amended and Restated (incorporated by reference to Appendix B to the Company’s Proxy Statement dated April 5, 2007).

10.8 §	Form of Stock Option Agreement under the CCE Spinco, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed December 23, 2005).

Exhibit Number	Description

10.9 §	Form of Restricted Stock Award Agreement under the CCE Spinco, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.10 §	CCE Spinco, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.11 §	Live Nation, Inc. 2006 Annual Incentive Plan, as Amended and Restated (incorporated by reference to Appendix A to the Company’s Proxy Statement dated April 5, 2007).

10.12	Amended and Restated Credit Agreement, dated as of June 29, 2007, among Live Nation, Inc., Live Nation Worldwide, Inc. and the foreign borrowers party thereto, as Borrowers, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, Bank of America, N.A., as Syndication Agent, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Co-Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 3, 2007).

10.13	Amended and Restated Guarantee and Collateral Agreement, dated as of June 29, 2007, among Live Nation, Inc., Live Nation Worldwide, Inc., the other subsidiaries of Live Nation, Inc. identified therein and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 3, 2007).

10.14 §	Amended and Restated Employment Agreement effective as of January 1, 2007 by and between Live Nation Worldwide, Inc. and Michael Rapino (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 9, 2007)

10.15 §	Employment Agreement, dated November 28, 2005, by and between SFX Entertainment, Inc., d/b/a Clear Channel Entertainment and Alan Ridgeway (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form 10 (File No. 001-32601)).

10.16 §	First Amendment to Employment Agreement entered into August 8, 2006 by and between Live Nation Worldwide, Inc. and Alan Ridgeway (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed August 11, 2006).

10.17 §	Second Amendment to Employment Agreement dated March 29, 2007 by and between Live Nation Worldwide, Inc. and Alan Ridgeway (incorporate by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed May 10, 2007).

10.18 §	Employment Agreement effective September 1, 2007 by and between Live Nation Music (UK) Limited and Alan B. Ridgeway (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed September 24, 2007).

10.19 §	Employment Agreement, dated December 22, 2004, by and between Kathy Willard and SFX Entertainment, Inc., d/b/a/Clear Channel Entertainment, as amended December 1, 2005 effective January 1, 2005 (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.20 §	Employment Agreement effective September 1, 2007 by and between Live Nation Worldwide, Inc. and Elizabeth K. (Kathy) Willard (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed September 24, 2007).

10.21 §	Employment Agreement dated March 13, 2006 by and between SFX Entertainment, Inc., d/b/a Live Nation, and Michael G. Rowles (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 1, 2006).

Exhibit Number	Description

10.22 §	First Amendment to Employment Agreement dated March 29, 2007 by and between Live Nation Worldwide, Inc. and Michael G. Rowles (incorporate by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed May 10, 2007).

10.23 §	Employment Agreement entered into May 1, 2006 by and between SFX Entertainment, Inc., d/b/a Live Nation and Charles Walker (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed August 11, 2006).

10.24 §	Severance Agreement and General Release, by and between Charles S. Walker and Live Nation Worldwide, Inc., dated January 18, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 24, 2007)

10.25 §	Employment Agreement entered into May 1, 2006 by and between SFX Entertainment, Inc., d/b/a Live Nation and Bruce Eskowitz (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 5, 2006).

10.26 §	First Amendment to Employment Agreement dated March 29, 2007 by and between Live Nation Worldwide, Inc. and Bruce Eskowitz (incorporate by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed May 10, 2007).

10.27	Membership Interest Purchase Agreement dated January 26, 2006 by and among SFX Sports Group, Inc. and Arn Tellem (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 17, 2006).

10.28	Stock Purchase Agreement, dated May 26, 2006, by and among Live Nation, Inc., SFX Entertainment, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc., Michael Cohl and the other parties set forth therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 2, 2006).

10.29	Securityholders Agreement, dated May 26, 2006, by and among Live Nation, Inc., SFX Entertainment, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc., Michael Cohl and the other parties set forth therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 2, 2006).

10.30 §	Services Agreement, dated May 26, 2006, by and among CPI International Touring Inc., CPI Touring (USA), Inc., Grand Entertainment (Row), LLC, CPI Entertainment Content (2005), Inc., CPI Entertainment Content (2006), Inc., KSC Consulting (Barbados) Inc. and Michael Cohl (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed June 2, 2006).

10.31	Credit Agreement, dated May 26, 2006, by and among Live Nation, Inc., SFX Entertainment, Inc., CPI International Touring Inc., CPI Touring (USA), Inc., Grand Entertainment (Row), LLC, CPI Entertainment Content (2005), Inc., and CPI Entertainment Content (2006), Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed June 2, 2006).

10.32	Stock Purchase Agreement, dated September 12, 2007, by and among Live Nation, Inc., Live Nation Worldwide, Inc., SAMCO Investments Ltd., Michael Cohl, Concert Productions International Inc., the other sellers identified on Exhibit A to the Stock Purchase Agreement, CPI Entertainment Content (2005), Inc., CPI Entertainment Content (2006), Inc., Grand Entertainment (ROW), LLC, CPI International Touring Inc. and CPI Touring (USA), Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 13, 2007).

10.33	Services Agreement, dated September 12, 2007, by and among Live Nation Worldwide, Inc., KSC Consulting (Barbados) Inc., CPI Entertainment Content (2005), Inc., CPI Entertainment Content (2006), Inc., Grand Entertainment (ROW), LLC, CPI International Touring Inc. and CPI Touring (USA), Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 13, 2007).

Exhibit Number	Description

10.34	Trust Agreement dated September 12, 2007, by and among Live Nation, Inc., Samco Investments Ltd., Michael Cohl and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 13, 2007).

10.35*	Purchase Agreement, dated November 8, 2007, by and among Live Nation Worldwide, Inc., Laurence Chicago, LLC and Laurence Chicago Ventures, LLC.

10.36*	Stock Purchase Agreement, dated January 23, 2008, between Live Nation Worldwide, Inc. and Key Brand Entertainment Inc.

12.1 *	Computation of Ratio of Earnings to Fixed Charges.

21.1 *	Subsidiaries of the Company.

23.1 *	Consent of Ernst & Young LLP.

24.1*	Power of Attorney (see page 141).

31.1 *	Certification of Chief Executive Officer.

31.2 *	Certification of Chief Financial Officer.

32.1 *	Section 1350 Certification of Chief Executive Officer.

32.2 *	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.
§	Management contract or compensatory plan or arrangement.

The Company has not filed long-term debt instruments of its subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 29, 2008.

LIVE NATION, INC.

By:	/S/ MICHAEL RAPINO
Michael Rapino President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Michael Rapino and Kathy Willard, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ MICHAEL RAPINO Michael Rapino	President and Chief Executive Officer and Director	February 29, 2008

/S/ KATHY WILLARD Kathy Willard	Chief Financial Officer	February 29, 2008

/S/ BRIAN CAPO Brian Capo	Chief Accounting Officer	February 29, 2008

/S/ WILLIAM BALLARD William Ballard	Director	February 29, 2008

/S/ MICHAEL COHL Michael Cohl	Director	February 29, 2008

/S/ ARIEL EMANUEL Ariel Emanuel	Director	February 29, 2008

/S/ ROBERT TED ENLOE, III Robert Ted Enloe, III	Director	February 29, 2008

Name	Title	Date

/S/ JEFFREY T. HINSON Jeffrey T. Hinson	Director	February 29, 2008

/S/ JAMES S. KAHAN James S. Kahan	Director	February 29, 2008

/S/ L. LOWRY MAYS L. Lowry Mays	Director	February 29, 2008

/S/ RANDALL T. MAYS Randall T. Mays	Director	February 29, 2008

/S/ CONNIE MCCOMBS MCNAB Connie McCombs McNab	Director	February 29, 2008

/S/ HARVEY WEINSTEIN Harvey Weinstein	Director	February 29, 2008

EXHIBIT INDEX

Exhibit Number	Description

2.1	Master Separation and Distribution Agreement between Clear Channel Communications, Inc. and CCE Spinco, Inc., (now Live Nation, Inc.) dated December 20, 2005 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed December 23, 2005).

2.2	Agreement and Plan of Merger, dated June 30, 2006, by and among Live Nation Worldwide, Inc., Harry Merger Sub Inc., HOB Entertainment, Inc. (“HOB”) and certain HOB stockholders named therein (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed July 7, 2006).

2.3	Agreement of Merger, dated November 14, 2007, by and among Live Nation, Inc., SNI Acquisition Merger Subsidiary I, Inc., SNI Acquisition Merger Subsidiary II, Inc., Signatures SNI, Inc., Dell R. Furano and Furano Revocable Trust (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed November 20, 2007).

3.1	Amended and Restated Certificate of Incorporation of CCE Spinco, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 16, 2005).

3.2	Amended and Restated Bylaws of CCE Spinco, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 23, 2005).

3.3	First Amendment to Amended and Restated Bylaws of Live Nation, Inc. dated December 18, 2007 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 21, 2007).

4.1	Rights Agreement between CCE Spinco, Inc. and The Bank of New York, as rights agent, dated December 21, 2005 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 23, 2005).

4.2	Form of Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed December 23, 2005).

4.3	Form of Right Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed December 23, 2005).

4.4	Lockup and Registration Rights Agreement, dated May 26, 2006, by and among Live Nation, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc., and the other parties set forth therein (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed June 2, 2006).

4.5	Incremental Assumption Agreement and Amendment No. 1 dated as of November 3, 2006, to the Credit Agreement dated as of December 21, 2005, among Live Nation, Inc., Live Nation Worldwide, Inc. and the Foreign Borrowers party thereto, as Borrowers, JP Morgan Chase, N.A., as Administrative Agent, JP Morgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed November 9, 2006).

4.6	Amendment No. 2 dated as of December 6, 2006, to the Credit Agreement dated as of December 21, 2005, as amended as of November 3, 2006, among Live Nation, Inc., Live Nation Worldwide, Inc. and the Foreign Borrowers party thereto, as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed December 21, 2006).

Exhibit Number	Description

4.7	Incremental Assumption Agreement and Amendment No. 3 dated as of December 11, 2006, to the Credit Agreement dated as of December 21, 2005, as amended as of November 3, 2006 and December 11, 2006, among Live Nation, Inc., Live Nation Worldwide, Inc. and the Foreign Borrowers party thereto, as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed December 21, 2006).

4.8	Amendment No 1. to the Live Nation, Inc. Nonqualified Deferred Compensation Plan, effective August 4, 2006 (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 filed December 7, 2006 (No. 333-139178)).

4.9	Indenture related to the 2.875% Convertible Senior Notes, due 2027, dated as of July 16, 2007, between Live Nation, Inc. and Wells Fargo Bank, N.A., as trustee (including form of 2.875% Convertible Senior Note due 2027) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 16, 2007).

4.10	Registration Rights Agreement, dated as of July 16, 2007, among Live Nation, Inc. and Banc of America Securities LLC, J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 16, 2007).

4.11	Lockup and Registration Rights Agreement, dated September 12, 2007, by and among Live Nation, Inc., SAMCO Investments Ltd., and Michael Cohl (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 13, 2007).

10.1	Transition Services Agreement between CCE Spinco, Inc. and Clear Channel Management Services, L.P. dated December 21, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.2	Tax Matters Agreement among CCE Spinco, Inc., CCE Holdco #2, Inc. and Clear Channel Communications, Inc., dated December 21, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.3	Employee Matters Agreement between CCE Spinco, Inc. and Clear Channel Communications, Inc., dated December 21, 2005 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.4	Trademark and Copyright License Agreement between CCE Spinco, Inc. and Clear Channel Identity, L.P., dated December 21, 2005 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.5 §	Clear Channel Entertainment Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.6	Amended and Restated Certificate of Incorporation of Live Nation Holdco #2, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 3, 2007).

10.7 §	Live Nation, Inc. 2005 Stock Incentive Plan, as Amended and Restated (incorporated by reference to Appendix B to the Company’s Proxy Statement dated April 5, 2007).

10.8 §	Form of Stock Option Agreement under the CCE Spinco, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed December 23, 2005).

Exhibit Number	Description

10.9 §	Form of Restricted Stock Award Agreement under the CCE Spinco, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.10 §	CCE Spinco, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.11 §	Live Nation, Inc. 2006 Annual Incentive Plan, as Amended and Restated (incorporated by reference to Appendix A to the Company’s Proxy Statement dated April 5, 2007).

10.12	Amended and Restated Credit Agreement, dated as of June 29, 2007, among Live Nation, Inc., Live Nation Worldwide, Inc. and the foreign borrowers party thereto, as Borrowers, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, Bank of America, N.A., as Syndication Agent, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Co-Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 3, 2007).

10.13	Amended and Restated Guarantee and Collateral Agreement, dated as of June 29, 2007, among Live Nation, Inc., Live Nation Worldwide, Inc., the other subsidiaries of Live Nation, Inc. identified therein and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 3, 2007).

10.14 §	Amended and Restated Employment Agreement effective as of January 1, 2007 by and between Live Nation Worldwide, Inc. and Michael Rapino (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 9, 2007)

10.15 §	Employment Agreement, dated November 28, 2005, by and between SFX Entertainment, Inc., d/b/a Clear Channel Entertainment and Alan Ridgeway (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form 10 (File No. 001-32601)).

10.16 §	First Amendment to Employment Agreement entered into August 8, 2006 by and between Live Nation Worldwide, Inc. and Alan Ridgeway (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed August 11, 2006).

10.17 §	Second Amendment to Employment Agreement dated March 29, 2007 by and between Live Nation Worldwide, Inc. and Alan Ridgeway (incorporate by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed May 10, 2007).

10.18 §	Employment Agreement effective September 1, 2007 by and between Live Nation Music (UK) Limited and Alan B. Ridgeway (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed September 24, 2007).

10.19 §	Employment Agreement, dated December 22, 2004, by and between Kathy Willard and SFX Entertainment, Inc., d/b/a/Clear Channel Entertainment, as amended December 1, 2005 effective January 1, 2005 (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.20 §	Employment Agreement effective September 1, 2007 by and between Live Nation Worldwide, Inc. and Elizabeth K. (Kathy) Willard (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed September 24, 2007).

10.21 §	Employment Agreement dated March 13, 2006 by and between SFX Entertainment, Inc., d/b/a Live Nation, and Michael G. Rowles (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 1, 2006).

Exhibit Number	Description

10.22 §	First Amendment to Employment Agreement dated March 29, 2007 by and between Live Nation Worldwide, Inc. and Michael G. Rowles (incorporate by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed May 10, 2007).

10.23 §	Employment Agreement entered into May 1, 2006 by and between SFX Entertainment, Inc., d/b/a Live Nation and Charles Walker (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed August 11, 2006).

10.24 §	Severance Agreement and General Release, by and between Charles S. Walker and Live Nation Worldwide, Inc., dated January 18, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 24, 2007)

10.25 §	Employment Agreement entered into May 1, 2006 by and between SFX Entertainment, Inc., d/b/a Live Nation and Bruce Eskowitz (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 5, 2006).

10.26 §	First Amendment to Employment Agreement dated March 29, 2007 by and between Live Nation Worldwide, Inc. and Bruce Eskowitz (incorporate by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed May 10, 2007).

10.27	Membership Interest Purchase Agreement dated January 26, 2006 by and among SFX Sports Group, Inc. and Arn Tellem (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 17, 2006).

10.28	Stock Purchase Agreement, dated May 26, 2006, by and among Live Nation, Inc., SFX Entertainment, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc., Michael Cohl and the other parties set forth therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 2, 2006).

10.29	Securityholders Agreement, dated May 26, 2006, by and among Live Nation, Inc., SFX Entertainment, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc., Michael Cohl and the other parties set forth therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 2, 2006).

10.30 §	Services Agreement, dated May 26, 2006, by and among CPI International Touring Inc., CPI Touring (USA), Inc., Grand Entertainment (Row), LLC, CPI Entertainment Content (2005), Inc., CPI Entertainment Content (2006), Inc., KSC Consulting (Barbados) Inc. and Michael Cohl (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed June 2, 2006).

10.31	Credit Agreement, dated May 26, 2006, by and among Live Nation, Inc., SFX Entertainment, Inc., CPI International Touring Inc., CPI Touring (USA), Inc., Grand Entertainment (Row), LLC, CPI Entertainment Content (2005), Inc., and CPI Entertainment Content (2006), Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed June 2, 2006).

10.32	Stock Purchase Agreement, dated September 12, 2007, by and among Live Nation, Inc., Live Nation Worldwide, Inc., SAMCO Investments Ltd., Michael Cohl, Concert Productions International Inc., the other sellers identified on Exhibit A to the Stock Purchase Agreement, CPI Entertainment Content (2005), Inc., CPI Entertainment Content (2006), Inc., Grand Entertainment (ROW), LLC, CPI International Touring Inc. and CPI Touring (USA), Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 13, 2007).

10.33	Services Agreement, dated September 12, 2007, by and among Live Nation Worldwide, Inc., KSC Consulting (Barbados) Inc., CPI Entertainment Content (2005), Inc., CPI Entertainment Content (2006), Inc., Grand Entertainment (ROW), LLC, CPI International Touring Inc. and CPI Touring (USA), Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 13, 2007).

Exhibit Number	Description

10.34	Trust Agreement dated September 12, 2007, by and among Live Nation, Inc., Samco Investments Ltd., Michael Cohl and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 13, 2007).

10.35*	Purchase Agreement, dated November 8, 2007, by and among Live Nation Worldwide, Inc., Laurence Chicago, LLC and Laurence Chicago Ventures, LLC.

10.36*	Stock Purchase Agreement, dated January 23, 2008, between Live Nation Worldwide, Inc. and Key Brand Entertainment Inc.

12.1*	Computation of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP.

24.1*	Power of Attorney (see page 141).

31.1*	Certification of Chief Executive Officer.

31.2*	Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.
§	Management contract or compensatory plan or arrangement.

The Company has not filed long-term debt instruments of its subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.