Form 10-K/A
period 2007-12-31
Live Nation, Inc.
filed 2008-03-31
CIK 1335258

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

Explanatory Note

On February 29, 2008, Live Nation, Inc. (“Live Nation” or the “Company”) filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 2007.

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

Item 15 is the only portion of the Company’s Annual Report on Form 10-K being supplemented or amended by this Form 10-K/A. This Amendment No. 1 does not change any other information set forth in the original filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, the information required by Item 15 of Form 10-K, a signature page, the accountants’ consent and certifications required to be filed as exhibits hereto.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements.

The following consolidated and combined financial statements are included in Item 8 of the Company’s Annual Report on Form 10-K filed on February 29, 2008:

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated and Combined Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005

Consolidated and Combined Statements of Changes in Business/Shareholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005

Consolidated and Combined Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

Notes to Consolidated and Combined Financial Statements

(a)2. Financial Statement Schedule.

(i)	The following financial statement schedules of Broadway in Chicago, L.L.C., an unconsolidated subsidiary of the Company, are included herein pursuant to Rule 3-09 of Regulation S-X:

Balance Sheets as of December 31, 2007 and 2006

Statements of Income for the Years Ended December 31, 2007 and 2006

Statements of Members’ Equity for the Years Ended December 31, 2007 and 2006

Statements of Cash Flows for the Years Ended December 31, 2007 and 2006

Notes to Financial Statements

(ii)	The following financial statement schedule for the years ended December 31, 2007, 2006 and 2005 is filed as part of Item 15 of the Company’s Annual Report on Form 10-K filed on February 29, 2008 and should be read in conjunction with the consolidated and combined financial statements.

Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

BROADWAY IN CHICAGO, L.L.C.

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

BROADWAY IN CHICAGO, L.L.C.

YEARS ENDED DECEMBER 31, 2007 AND 2006

Independent Accountants’ Audit Report

Board of Directors

Broadway In Chicago, L.L.C.

Chicago, Illinois

We have audited the accompanying balance sheets of Broadway in Chicago, L.L.C. as of December 31, 2007 and 2006, and the related statements of income, members’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Broadway In Chicago, L.L.C. as of December 31, 2007 and 2006, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Zwick & Steinberger, P.L.L.C.

Southfield, Michigan

March 27, 2008

BROADWAY IN CHICAGO, L.L.C.

BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

ASSETS

	2007	2006
Current assets
Cash and cash equivalents	$33,618,676	$20,744,075
Accounts receivable, less allowance for doubtful accounts (2007, $190,606; 2006, $0)	216,313	712,779
Loans receivable, related party	—	28,165
Stage show and partnership investments	654,806	907,557
Prepaid expenses	2,446,413	1,825,253

Total current assets	36,936,208	24,217,829

Property and equipment net of accumulated depreciation	1,448,211	1,466,607

	$38,384,419	$25,684,436

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities
Accounts payable	$1,358,823	$64,120
Loans payable, related party	4,258	—
Accrued liabilities	2,129,111	1,553,768
Advance ticket sales	28,877,547	20,782,839

Total current liabilities	32,369,739	22,400,727
Members’ equity	6,014,680	3,283,709

	$38,384,419	$25,684,436

See notes to financial statements

BROADWAY IN CHICAGO, L.L.C.

STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Ticket sales	$24,833,555	$19,161,096
Other income	49,703,660	40,604,872

	74,537,215	59,765,968
Operating expenses	46,310,575	38,745,585

Gross profit	28,226,640	21,020,383
General and administrative expenses	10,552,941	8,875,440

Income from operations	17,673,699	12,144,943
Other income
Interest income	1,200,221	960,551
Gain from investments	1,166,011	1,090,441
Miscellaneous income	97,816	19,245

	2,464,048	2,070,237

Net income	$20,137,747	$14,215,180

See notes to financial statements

BROADWAY IN CHICAGO, L.L.C.

STATEMENTS OF MEMBERS’ EQUITY

YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Balance, beginning	$3,283,709	$8,287,029
Net income for the year	20,137,747	14,215,180
Distributions to members	(17,406,776)	(19,218,500)

Balance, ending	$6,014,680	$3,283,709

See notes to financial statements

BROADWAY IN CHICAGO, L.L.C.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Cash flows from operating activities:
Net income	$20,137,747	$14,215,180

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	151,693	134,322
(Gain) Loss from investments	(1,166,011)	(1,090,441)
Changes in assets and liabilities:
(Increase) Decrease in accounts receivable	496,466	91,653
(Increase) Decrease in prepaid expenses	(621,160)	309,762
Increase (Decrease) in accounts payable	1,294,703	(1,445,675)
Increase (Decrease) in accrued liabilities	575,343	407,326
Increase (Decrease) in advanced ticket sales	8,094,708	(1,964,662)

Total adjustments	8,825,742	(3,557,715)

Net cash provided by operating activities	28,963,489	10,657,465

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(133,297)	(735,457)
Due from related parties	32,423	(18,882)
Investments in stage show investments	(30,000)	(168,747)
Distributions from stage show investments	1,448,762	2,227,500

Net cash provided by investing activities	1,317,888	1,304,414

Cash flows used in financing activities:
Due to related parties	—	(13,427)
Distributions to members	(17,406,776)	(19,218,500)

Net cash used in financing activities	(17,406,776)	(19,231,927)

Net increase (decrease) in cash and cash equivalents	12,874,601	(7,270,048)
Cash and cash equivalents, beginning of year	20,744,075	28,014,123

Cash and cash equivalents, end of year	$33,618,676	$20,744,075

Income tax paid	$—	$—

Interest paid	$—	$—

See notes to financial statements

BROADWAY IN CHICAGO, L.L.C.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

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

Receivables:

Accounts receivable are reported at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses on the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience using industry and customer specific data. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Property and equipment:

Depreciation is provided in amounts sufficient to relate the cost of property and equipment to operations over their estimated useful service lives on the straight-line and accelerated methods.

BROADWAY IN CHICAGO, L.L.C.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

1.	Summary of significant accounting policies: (Continued)

Stage show and partnership investments:

Stage show and partnership investments are accounted for using the equity method of accounting.

Revenue recognition:

Stage show revenue and theatre rental income, and the related stage show costs, are recognized after the conclusion of the last performance of the week.

Advertising costs:

Advertising costs related to a specific performance of a show that performs for less than 20 weeks are expensed at the time of the performance of the show. For shows that perform in excess of 20 weeks, advertising costs are expensed in the month in which the invoices are received from the vendors. Total advertising expense amounted to $12,415,362 and $11,459,775 for the years ended December 31, 2007 and 2006, respectively.

2.	Property and equipment:

Property and equipment, stated at cost, consist of the following:

	2007	2006
Furniture	$61,915	$61,915
Office equipment	608,267	492,978
Leasehold improvements	1,327,590	1,309,582

	1,997,772	1,864,475
Less accumulated depreciation	(549,561)	(397,868)

	$1,448,211	$1,466,607

BROADWAY IN CHICAGO, L.L.C.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

3.	Related party activity:

Loans to and from affiliates represent advances between the Company and other entities controlled by one or more of the members. The loans are non-interest bearing. They are due on demand.

Loan receivable, related parties:

	2007	2006
Chicago Concessions, Inc.	$—	$2,050
Live Nation, Inc.	—	26,115

	$—	$28,165

Loan payable, related parties:

Chicago Concessions, Inc.	$4,258	$—

The Company has a twenty-year lease agreement with a related party to lease space to the related party for exclusive and limited right to operate concession stands and coat check rooms. For the years ended December 31, 2007 and 2006, income from this agreement was $855,272 and $755,999, respectively.

4.	Income Taxes:

No provision has been made for income taxes for the Company, since such taxes, if any, are the liability of the individual members.

5.	Concentration of credit risk:

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash on deposit with local financial institutions. These funds were on deposit in accounts at institutions insured by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2007 and 2006, the excess of the insured amount ($100,000) amounted to approximately $34,200,000 and $22,800,000, respectively.

BROADWAY IN CHICAGO, L.L.C.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

6.	Other income:

Other income consists of the following amounts:

	2007	2006
Service fees	$5,237,116	$4,153,537
Commissions	2,714,693	2,343,299
Concessions	827,582	755,999
Miscellaneous	1,038,331	481,646
Restoration fees	3,779,150	3,227,298
Rental	8,132,003	6,078,048
Presenter fees	25,871,441	21,831,892
Sponsorship	2,103,344	1,733,153

	$49,703,660	$40,604,872

7.	Retirement Plan:

The Company sponsors a retirement plan for all eligible employees under Section 401(k) of the Internal Revenue Code. Participants may make voluntary contributions to the plan based upon a percentage of eligible compensation. The plan provides for a matching contribution by the Company equal to 50% of the first 6% of the participant’s contributions. For the years ended December 31, 2007 and 2006, the Company contributed approximately $34,500 and $37,000, respectively, to the plan.

8.	Change in Ownership:

On December 17, 2007, SFX Entertainment, Inc., a subsidiary of Live Nation, Inc., sold its 33.33% ownership interest in the Company to Laurence Chicago, LLC. As part of this transaction, Pace Theatrical Group, Inc., also a subsidiary of Live Nation, Inc., sold its 50% interest in Palace Operating, LLC to Laurence Chicago LLC. Palace Operating, LLC holds a 33.33 % ownership interest in the Company.

Laurence Chicago LLC is owned by an individual who, prior to these transactions, held a 24.975 % indirect interest in the Company.

BROADWAY IN CHICAGO, L.L.C.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

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

The Company leases office space under a lease expiring January 31, 2013.

Minimum lease commitments as of December 31, 2007 are as follows:

Year Ending	Amount
December 31, 2008	$341,233
December 31, 2009	345,471
December 31, 2010	349,834
December 31, 2011	354,329
December 31, 2012	358,956
Thereafter	7,413,475

$9,163,298

(a)3. Exhibits.

Exhibit Number	Description
2.1	Master Separation and Distribution Agreement between Clear Channel Communications, Inc. and CCE Spinco, Inc., (now Live Nation, Inc.) dated December 20, 2005 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed December 23, 2005).

2.2	Agreement and Plan of Merger, dated June 30, 2006, by and among Live Nation Worldwide, Inc., Harry Merger Sub Inc., HOB Entertainment, Inc. (“HOB”) and certain HOB stockholders named therein (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed July 7, 2006).

2.3	Agreement of Merger, dated November 14, 2007, by and among Live Nation, Inc., SNI Acquisition Merger Subsidiary I, Inc., SNI Acquisition Merger Subsidiary II, Inc., Signatures SNI, Inc., Dell R. Furano and Furano Revocable Trust (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed November 20, 2007).

3.1	Amended and Restated Certificate of Incorporation of CCE Spinco, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 16, 2005).

3.2	Amended and Restated Bylaws of CCE Spinco, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 23, 2005).

3.3	First Amendment to Amended and Restated Bylaws of Live Nation, Inc. dated December 18, 2007 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 21, 2007).

4.1	Rights Agreement between CCE Spinco, Inc. and The Bank of New York, as rights agent, dated December 21, 2005 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 23, 2005).

4.2	Form of Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed December 23, 2005).

4.3	Form of Right Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed December 23, 2005).

4.4	Lockup and Registration Rights Agreement, dated May 26, 2006, by and among Live Nation, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc., and the other parties set forth therein (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed June 2, 2006).

4.5	Incremental Assumption Agreement and Amendment No. 1 dated as of November 3, 2006, to the Credit Agreement dated as of December 21, 2005, among Live Nation, Inc., Live Nation Worldwide, Inc. and the Foreign Borrowers party thereto, as Borrowers, JP Morgan Chase, N.A., as Administrative Agent, JP Morgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed November 9, 2006).

4.6	Amendment No. 2 dated as of December 6, 2006, to the Credit Agreement dated as of December 21, 2005, as amended as of November 3, 2006, among Live Nation, Inc., Live Nation Worldwide, Inc. and the Foreign Borrowers party thereto, as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed December 21, 2006).

Exhibit Number	Description
4.7	Incremental Assumption Agreement and Amendment No. 3 dated as of December 11, 2006, to the Credit Agreement dated as of December 21, 2005, as amended as of November 3, 2006 and December 11, 2006, among Live Nation, Inc., Live Nation Worldwide, Inc. and the Foreign Borrowers party thereto, as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed December 21, 2006).

4.8	Amendment No 1. to the Live Nation, Inc. Nonqualified Deferred Compensation Plan, effective August 4, 2006 (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 filed December 7, 2006 (No. 333-139178)).

4.9	Indenture related to the 2.875% Convertible Senior Notes, due 2027, dated as of July 16, 2007, between Live Nation, Inc. and Wells Fargo Bank, N.A., as trustee (including form of 2.875% Convertible Senior Note due 2027) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 16, 2007).

4.10	Registration Rights Agreement, dated as of July 16, 2007, among Live Nation, Inc. and Banc of America Securities LLC, J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 16, 2007).

4.11	Lockup and Registration Rights Agreement, dated September 12, 2007, by and among Live Nation, Inc., SAMCO Investments Ltd., and Michael Cohl (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 13, 2007).

10.1	Transition Services Agreement between CCE Spinco, Inc. and Clear Channel Management Services, L.P. dated December 21, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.2	Tax Matters Agreement among CCE Spinco, Inc., CCE Holdco #2, Inc. and Clear Channel Communications, Inc., dated December 21, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.3	Employee Matters Agreement between CCE Spinco, Inc. and Clear Channel Communications, Inc., dated December 21, 2005 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.4	Trademark and Copyright License Agreement between CCE Spinco, Inc. and Clear Channel Identity, L.P., dated December 21, 2005 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.5 §	Clear Channel Entertainment Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.6	Amended and Restated Certificate of Incorporation of Live Nation Holdco #2, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 3, 2007).

10.7 §	Live Nation, Inc. 2005 Stock Incentive Plan, as Amended and Restated (incorporated by reference to Appendix B to the Company’s Proxy Statement dated April 5, 2007).

10.8 §	Form of Stock Option Agreement under the CCE Spinco, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed December 23, 2005).

Exhibit Number	Description
10.9 §	Form of Restricted Stock Award Agreement under the CCE Spinco, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.10 §	CCE Spinco, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.11 §	Live Nation, Inc. 2006 Annual Incentive Plan, as Amended and Restated (incorporated by reference to Appendix A to the Company’s Proxy Statement dated April 5, 2007).

10.12	Amended and Restated Credit Agreement, dated as of June 29, 2007, among Live Nation, Inc., Live Nation Worldwide, Inc. and the foreign borrowers party thereto, as Borrowers, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, Bank of America, N.A., as Syndication Agent, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Co-Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 3, 2007).

10.13	Amended and Restated Guarantee and Collateral Agreement, dated as of June 29, 2007, among Live Nation, Inc., Live Nation Worldwide, Inc., the other subsidiaries of Live Nation, Inc. identified therein and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 3, 2007).

10.14 §	Amended and Restated Employment Agreement effective as of January 1, 2007 by and between Live Nation Worldwide, Inc. and Michael Rapino (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 9, 2007)

10.15 §	Employment Agreement, dated November 28, 2005, by and between SFX Entertainment, Inc., d/b/a Clear Channel Entertainment and Alan Ridgeway (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form 10 (File No. 001-32601)).

10.16 §	First Amendment to Employment Agreement entered into August 8, 2006 by and between Live Nation Worldwide, Inc. and Alan Ridgeway (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed August 11, 2006).

10.17 §	Second Amendment to Employment Agreement dated March 29, 2007 by and between Live Nation Worldwide, Inc. and Alan Ridgeway (incorporate by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed May 10, 2007).

10.18 §	Employment Agreement effective September 1, 2007 by and between Live Nation Music (UK) Limited and Alan B. Ridgeway (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed September 24, 2007).

10.19 §	Employment Agreement, dated December 22, 2004, by and between Kathy Willard and SFX Entertainment, Inc., d/b/a/Clear Channel Entertainment, as amended December 1, 2005 effective January 1, 2005 (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.20 §	Employment Agreement effective September 1, 2007 by and between Live Nation Worldwide, Inc. and Elizabeth K. (Kathy) Willard (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed September 24, 2007).

10.21 §	Employment Agreement dated March 13, 2006 by and between SFX Entertainment, Inc., d/b/a Live Nation, and Michael G. Rowles (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 1, 2006).

Exhibit Number	Description
10.22 §	First Amendment to Employment Agreement dated March 29, 2007 by and between Live Nation Worldwide, Inc. and Michael G. Rowles (incorporate by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed May 10, 2007).

10.23 §	Employment Agreement entered into May 1, 2006 by and between SFX Entertainment, Inc., d/b/a Live Nation and Charles Walker (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed August 11, 2006).

10.24 §	Severance Agreement and General Release, by and between Charles S. Walker and Live Nation Worldwide, Inc., dated January 18, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 24, 2007)

10.25 §	Employment Agreement entered into May 1, 2006 by and between SFX Entertainment, Inc., d/b/a Live Nation and Bruce Eskowitz (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 5, 2006).

10.26 §	First Amendment to Employment Agreement dated March 29, 2007 by and between Live Nation Worldwide, Inc. and Bruce Eskowitz (incorporate by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed May 10, 2007).

10.27	Membership Interest Purchase Agreement dated January 26, 2006 by and among SFX Sports Group, Inc. and Arn Tellem (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 17, 2006).

10.28	Stock Purchase Agreement, dated May 26, 2006, by and among Live Nation, Inc., SFX Entertainment, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc., Michael Cohl and the other parties set forth therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 2, 2006).

10.29	Securityholders Agreement, dated May 26, 2006, by and among Live Nation, Inc., SFX Entertainment, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc., Michael Cohl and the other parties set forth therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 2, 2006).

10.30 §	Services Agreement, dated May 26, 2006, by and among CPI International Touring Inc., CPI Touring (USA), Inc., Grand Entertainment (Row), LLC, CPI Entertainment Content (2005), Inc., CPI Entertainment Content (2006), Inc., KSC Consulting (Barbados) Inc. and Michael Cohl (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed June 2, 2006).

10.31	Credit Agreement, dated May 26, 2006, by and among Live Nation, Inc., SFX Entertainment, Inc., CPI International Touring Inc., CPI Touring (USA), Inc., Grand Entertainment (Row), LLC, CPI Entertainment Content (2005), Inc., and CPI Entertainment Content (2006), Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed June 2, 2006).

10.32	Stock Purchase Agreement, dated September 12, 2007, by and among Live Nation, Inc., Live Nation Worldwide, Inc., SAMCO Investments Ltd., Michael Cohl, Concert Productions International Inc., the other sellers identified on Exhibit A to the Stock Purchase Agreement, CPI Entertainment Content (2005), Inc., CPI Entertainment Content (2006), Inc., Grand Entertainment (ROW), LLC, CPI International Touring Inc. and CPI Touring (USA), Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 13, 2007).

10.33	Services Agreement, dated September 12, 2007, by and among Live Nation Worldwide, Inc., KSC Consulting (Barbados) Inc., CPI Entertainment Content (2005), Inc., CPI Entertainment Content (2006), Inc., Grand Entertainment (ROW), LLC, CPI International Touring Inc. and CPI Touring (USA), Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 13, 2007).

Exhibit Number	Description
10.34	Trust Agreement dated September 12, 2007, by and among Live Nation, Inc., Samco Investments Ltd., Michael Cohl and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 13, 2007).

10.35*	Purchase Agreement, dated November 8, 2007, by and among Live Nation Worldwide, Inc., Laurence Chicago, LLC and Laurence Chicago Ventures, LLC.

10.36*	Stock Purchase Agreement, dated January 23, 2008, between Live Nation Worldwide, Inc. and Key Brand Entertainment Inc.

12.1 *	Computation of Ratio of Earnings to Fixed Charges.

21.1 *	Subsidiaries of the Company.

23.1 *	Consent of Ernst & Young LLP.

23.2 **	Consent of Zwick & Steinberger, P.L.L.C.

24.1*	Power of Attorney (see page 141).

31.1 **	Certification of Chief Executive Officer.

31.2 **	Certification of Chief Financial Officer.

32.1 **	Section 1350 Certification of Chief Executive Officer.

32.2 **	Section 1350 Certification of Chief Financial Officer.

*	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission on February 29, 2008.
**	Filed herewith.
§	Management contract or compensatory plan or arrangement.

The Company has not filed long-term debt instruments of its subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2008.

LIVE NATION, INC.

By:	/S/ MICHAEL RAPINO
Michael Rapino President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ MICHAEL RAPINO	President and Chief Executive Officer and Director	March 31, 2008
Michael Rapino

/S/ KATHY WILLARD	Chief Financial Officer	March 31, 2008
Kathy Willard

/S/ BRIAN CAPO	Chief Accounting Officer	March 31, 2008
Brian Capo

*	Director	March 31, 2008
William Ballard

*	Director	March 31, 2008
Michael Cohl

*	Director	March 31, 2008
Ariel Emanuel

*	Director	March 31, 2008
Robert Ted Enloe, III

*	Director	March 31, 2008
Jeffrey T. Hinson

*	Director	March 31, 2008
James S. Kahan

*	Director	March 31, 2008
L. Lowry Mays

*	Director	March 31, 2008
Randall T. Mays

*	Director	March 31, 2008
Connie McCombs McNab

*	Director	March 31, 2008
Harvey Weinstein

*	Signed by Kathy Willard attorney-in-fact and agent for the Directors indicated.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Master Separation and Distribution Agreement between Clear Channel Communications, Inc. and CCE Spinco, Inc., (now Live Nation, Inc.) dated December 20, 2005 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed December 23, 2005).

2.2	Agreement and Plan of Merger, dated June 30, 2006, by and among Live Nation Worldwide, Inc., Harry Merger Sub Inc., HOB Entertainment, Inc. (“HOB”) and certain HOB stockholders named therein (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed July 7, 2006).

2.3	Agreement of Merger, dated November 14, 2007, by and among Live Nation, Inc., SNI Acquisition Merger Subsidiary I, Inc., SNI Acquisition Merger Subsidiary II, Inc., Signatures SNI, Inc., Dell R. Furano and Furano Revocable Trust (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed November 20, 2007).

3.1	Amended and Restated Certificate of Incorporation of CCE Spinco, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 16, 2005).

3.2	Amended and Restated Bylaws of CCE Spinco, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 23, 2005).

3.3	First Amendment to Amended and Restated Bylaws of Live Nation, Inc. dated December 18, 2007 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 21, 2007).

4.1	Rights Agreement between CCE Spinco, Inc. and The Bank of New York, as rights agent, dated December 21, 2005 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 23, 2005).

4.2	Form of Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed December 23, 2005).

4.3	Form of Right Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed December 23, 2005).

4.4	Lockup and Registration Rights Agreement, dated May 26, 2006, by and among Live Nation, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc., and the other parties set forth therein (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed June 2, 2006).

4.5	Incremental Assumption Agreement and Amendment No. 1 dated as of November 3, 2006, to the Credit Agreement dated as of December 21, 2005, among Live Nation, Inc., Live Nation Worldwide, Inc. and the Foreign Borrowers party thereto, as Borrowers, JP Morgan Chase, N.A., as Administrative Agent, JP Morgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed November 9, 2006).

4.6	Amendment No. 2 dated as of December 6, 2006, to the Credit Agreement dated as of December 21, 2005, as amended as of November 3, 2006, among Live Nation, Inc., Live Nation Worldwide, Inc. and the Foreign Borrowers party thereto, as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed December 21, 2006).

Exhibit Number	Description
4.7	Incremental Assumption Agreement and Amendment No. 3 dated as of December 11, 2006, to the Credit Agreement dated as of December 21, 2005, as amended as of November 3, 2006 and December 11, 2006, among Live Nation, Inc., Live Nation Worldwide, Inc. and the Foreign Borrowers party thereto, as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed December 21, 2006).

4.8	Amendment No 1. to the Live Nation, Inc. Nonqualified Deferred Compensation Plan, effective August 4, 2006 (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 filed December 7, 2006 (No. 333-139178)).

4.9	Indenture related to the 2.875% Convertible Senior Notes, due 2027, dated as of July 16, 2007, between Live Nation, Inc. and Wells Fargo Bank, N.A., as trustee (including form of 2.875% Convertible Senior Note due 2027) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 16, 2007).

4.10	Registration Rights Agreement, dated as of July 16, 2007, among Live Nation, Inc. and Banc of America Securities LLC, J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 16, 2007).

4.11	Lockup and Registration Rights Agreement, dated September 12, 2007, by and among Live Nation, Inc., SAMCO Investments Ltd., and Michael Cohl (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 13, 2007).

10.1	Transition Services Agreement between CCE Spinco, Inc. and Clear Channel Management Services, L.P. dated December 21, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.2	Tax Matters Agreement among CCE Spinco, Inc., CCE Holdco #2, Inc. and Clear Channel Communications, Inc., dated December 21, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.3	Employee Matters Agreement between CCE Spinco, Inc. and Clear Channel Communications, Inc., dated December 21, 2005 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.4	Trademark and Copyright License Agreement between CCE Spinco, Inc. and Clear Channel Identity, L.P., dated December 21, 2005 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.5 §	Clear Channel Entertainment Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.6	Amended and Restated Certificate of Incorporation of Live Nation Holdco #2, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 3, 2007).

10.7 §	Live Nation, Inc. 2005 Stock Incentive Plan, as Amended and Restated (incorporated by reference to Appendix B to the Company’s Proxy Statement dated April 5, 2007).

10.8 §	Form of Stock Option Agreement under the CCE Spinco, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed December 23, 2005).

Exhibit Number	Description
10.9 §	Form of Restricted Stock Award Agreement under the CCE Spinco, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.10 §	CCE Spinco, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.11 §	Live Nation, Inc. 2006 Annual Incentive Plan, as Amended and Restated (incorporated by reference to Appendix A to the Company’s Proxy Statement dated April 5, 2007).

10.12	Amended and Restated Credit Agreement, dated as of June 29, 2007, among Live Nation, Inc., Live Nation Worldwide, Inc. and the foreign borrowers party thereto, as Borrowers, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, Bank of America, N.A., as Syndication Agent, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Co-Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 3, 2007).

10.13	Amended and Restated Guarantee and Collateral Agreement, dated as of June 29, 2007, among Live Nation, Inc., Live Nation Worldwide, Inc., the other subsidiaries of Live Nation, Inc. identified therein and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 3, 2007).

10.14 §	Amended and Restated Employment Agreement effective as of January 1, 2007 by and between Live Nation Worldwide, Inc. and Michael Rapino (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 9, 2007)

10.15 §	Employment Agreement, dated November 28, 2005, by and between SFX Entertainment, Inc., d/b/a Clear Channel Entertainment and Alan Ridgeway (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form 10 (File No. 001-32601)).

10.16 §	First Amendment to Employment Agreement entered into August 8, 2006 by and between Live Nation Worldwide, Inc. and Alan Ridgeway (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed August 11, 2006).

10.17 §	Second Amendment to Employment Agreement dated March 29, 2007 by and between Live Nation Worldwide, Inc. and Alan Ridgeway (incorporate by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed May 10, 2007).

10.18 §	Employment Agreement effective September 1, 2007 by and between Live Nation Music (UK) Limited and Alan B. Ridgeway (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed September 24, 2007).

10.19 §	Employment Agreement, dated December 22, 2004, by and between Kathy Willard and SFX Entertainment, Inc., d/b/a/Clear Channel Entertainment, as amended December 1, 2005 effective January 1, 2005 (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.20 §	Employment Agreement effective September 1, 2007 by and between Live Nation Worldwide, Inc. and Elizabeth K. (Kathy) Willard (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed September 24, 2007).

10.21 §	Employment Agreement dated March 13, 2006 by and between SFX Entertainment, Inc., d/b/a Live Nation, and Michael G. Rowles (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 1, 2006).

Exhibit Number	Description
10.22 §	First Amendment to Employment Agreement dated March 29, 2007 by and between Live Nation Worldwide, Inc. and Michael G. Rowles (incorporate by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed May 10, 2007).

10.23 §	Employment Agreement entered into May 1, 2006 by and between SFX Entertainment, Inc., d/b/a Live Nation and Charles Walker (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed August 11, 2006).

10.24 §	Severance Agreement and General Release, by and between Charles S. Walker and Live Nation Worldwide, Inc., dated January 18, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 24, 2007)

10.25 §	Employment Agreement entered into May 1, 2006 by and between SFX Entertainment, Inc., d/b/a Live Nation and Bruce Eskowitz (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 5, 2006).

10.26 §	First Amendment to Employment Agreement dated March 29, 2007 by and between Live Nation Worldwide, Inc. and Bruce Eskowitz (incorporate by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed May 10, 2007).

10.27	Membership Interest Purchase Agreement dated January 26, 2006 by and among SFX Sports Group, Inc. and Arn Tellem (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 17, 2006).

10.28	Stock Purchase Agreement, dated May 26, 2006, by and among Live Nation, Inc., SFX Entertainment, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc., Michael Cohl and the other parties set forth therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 2, 2006).

10.29	Securityholders Agreement, dated May 26, 2006, by and among Live Nation, Inc., SFX Entertainment, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc., Michael Cohl and the other parties set forth therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 2, 2006).

10.30 §	Services Agreement, dated May 26, 2006, by and among CPI International Touring Inc., CPI Touring (USA), Inc., Grand Entertainment (Row), LLC, CPI Entertainment Content (2005), Inc., CPI Entertainment Content (2006), Inc., KSC Consulting (Barbados) Inc. and Michael Cohl (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed June 2, 2006).

10.31	Credit Agreement, dated May 26, 2006, by and among Live Nation, Inc., SFX Entertainment, Inc., CPI International Touring Inc., CPI Touring (USA), Inc., Grand Entertainment (Row), LLC, CPI Entertainment Content (2005), Inc., and CPI Entertainment Content (2006), Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed June 2, 2006).

10.32	Stock Purchase Agreement, dated September 12, 2007, by and among Live Nation, Inc., Live Nation Worldwide, Inc., SAMCO Investments Ltd., Michael Cohl, Concert Productions International Inc., the other sellers identified on Exhibit A to the Stock Purchase Agreement, CPI Entertainment Content (2005), Inc., CPI Entertainment Content (2006), Inc., Grand Entertainment (ROW), LLC, CPI International Touring Inc. and CPI Touring (USA), Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 13, 2007).

10.33	Services Agreement, dated September 12, 2007, by and among Live Nation Worldwide, Inc., KSC Consulting (Barbados) Inc., CPI Entertainment Content (2005), Inc., CPI Entertainment Content (2006), Inc., Grand Entertainment (ROW), LLC, CPI International Touring Inc. and CPI Touring (USA), Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 13, 2007).

Exhibit Number	Description
10.34	Trust Agreement dated September 12, 2007, by and among Live Nation, Inc., Samco Investments Ltd., Michael Cohl and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 13, 2007).

10.35*	Purchase Agreement, dated November 8, 2007, by and among Live Nation Worldwide, Inc., Laurence Chicago, LLC and Laurence Chicago Ventures, LLC.

10.36*	Stock Purchase Agreement, dated January 23, 2008, between Live Nation Worldwide, Inc. and Key Brand Entertainment Inc.

12.1 *	Computation of Ratio of Earnings to Fixed Charges.

21.1 *	Subsidiaries of the Company.

23.1 *	Consent of Ernst & Young LLP.

23.2 **	Consent of Zwick & Steinberger, P.L.L.C.

24.1 *	Power of Attorney (see page 141).

31.1 **	Certification of Chief Executive Officer.

31.2 **	Certification of Chief Financial Officer.

32.1 **	Section 1350 Certification of Chief Executive Officer.

32.2 **	Section 1350 Certification of Chief Financial Officer.

*	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission on February 29, 2008.
**	Filed herewith.
§	Management contract or compensatory plan or arrangement.

The Company has not filed long-term debt instruments of its subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.