Form 10-Q
period 2008-03-31
Live Nation, Inc.
filed 2008-05-08
CIK 1335258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008,

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

☒ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

On May 2, 2008, there were 75,770,496 outstanding shares of the registrant’s common stock, $0.01 par value per share.

LIVE NATION, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)	(audited)
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$433,865	$338,991
Accounts receivable, less allowance of $16,697 as of March 31, 2008 and $18,928 as of December 31, 2007	284,703	264,316
Prepaid expenses	289,375	186,379
Other current assets	49,645	44,722

Total Current Assets	1,057,588	834,408
PROPERTY, PLANT AND EQUIPMENT
Land, buildings and improvements	956,194	1,018,079
Furniture and other equipment	237,736	236,320
Construction in progress	66,975	51,725

	1,260,905	1,306,124
Less accumulated depreciation	389,279	391,079

	871,626	915,045
INTANGIBLE ASSETS
Intangible assets — net	399,645	382,999
Goodwill	473,944	471,542
OTHER LONG-TERM ASSETS
Notes receivable, less allowance of $745 as of March 31, 2008 and December 31, 2007	1,685	1,703
Investments in nonconsolidated affiliates	24,508	23,443
Other long-term assets	127,973	122,963

Total Assets	$2,956,969	$2,752,103

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$81,557	$79,273
Accrued expenses	460,487	511,636
Deferred revenue	560,432	259,868
Current portion of long-term debt	36,406	36,345
Other current liabilities	27,767	18,348

Total Current Liabilities	1,166,649	905,470
Long-term debt	727,775	786,261
Other long-term liabilities	109,801	91,465
Minority interest liability	66,918	61,841
Series A and Series B redeemable preferred stock	40,000	40,000
Commitments and contingent liabilities (Note 7)
SHAREHOLDERS’ EQUITY
Common stock	749	749
Additional paid-in capital	944,574	940,848
Retained deficit	(166,343)	(130,941)
Accumulated other comprehensive income	66,846	56,410

Total Shareholders’ Equity	845,826	867,066

Total Liabilities and Shareholders’ Equity	$2,956,969	$2,752,103

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2008	2007
	(in thousands except share and per share data)
Revenue	$636,451	$520,312
Operating expenses:
Direct operating expenses	468,682	373,289
Selling, general and administrative expenses	161,616	142,467
Depreciation and amortization	34,377	27,062
Loss (gain) on sale of operating assets	(1,375)	4,575
Corporate expenses	11,641	9,796

Operating loss	(38,490)	(36,877)
Interest expense	15,927	14,928
Interest income	(1,575)	(2,637)
Equity in losses (earnings) of nonconsolidated affiliates	289	(343)
Minority interest income	(2,242)	(2,995)
Other income — net	(851)	(47)

Loss from continuing operations before income taxes	(50,038)	(45,783)
Income tax expense:
Current	3,308	2,197
Deferred	3,021	3,704

Loss from continuing operations	(56,367)	(51,684)
Income from discontinued operations, net of tax	20,965	6,635

Net loss	(35,402)	(45,049)
Other comprehensive income (loss), net of tax:
Unrealized holding loss on cash flow derivatives	(1,636)	(436)
Foreign currency translation adjustments	12,072	(67)

Comprehensive loss	$(24,966)	$(45,552)

Basic and diluted income (loss) per common share:
Loss from continuing operations	$(.75)	$(.79)
Income from discontinued operations	.28	.10

Net loss	$(.47)	$(.69)

Basic and diluted weighted average common shares outstanding	74,984,934	65,499,719

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2008	2007
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,402)	$(45,049)
Reconciling items:
Depreciation	17,508	19,920
Amortization of intangibles	17,036	7,766
Deferred income tax expense	3,021	3,704
Amortization of debt issuance costs	853	301
Non-cash compensation expense	3,435	2,385
Loss (gain) on sale of operating assets	(20,340)	4,462
Gain on sale of other investments	—	(62)
Equity in losses (earnings) of nonconsolidated affiliates	289	(343)
Minority interest income	(2,226)	(3,045)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(12,913)	(10,341)
Increase in prepaid expenses	(103,087)	(197,804)
Increase in other assets	(30,703)	(1,282)
Decrease in accounts payable, accrued expenses and other liabilities	(18,472)	(406)
Increase in deferred revenue	335,508	308,096
Decrease in other — net	(43)	—

Net cash provided by operating activities	154,464	88,302
CASH FLOWS FROM INVESTING ACTIVITIES
Collection of notes receivable	19	1,266
Advances to notes receivable	(552)	(12,046)
Distributions from nonconsolidated affiliates	2,445	2,684
Investments made to nonconsolidated affiliates	(250)	(22,332)
Proceeds from disposal of other investments	—	3,615
Purchases of property, plant and equipment	(23,120)	(13,679)
Proceeds from disposal of operating assets, net of cash divested	22,895	15,516
Cash paid for acquisitions, net of cash acquired	(6,754)	(4,142)
Purchases of intangible assets	(1,248)	—
Decrease (increase) in other — net	31	(173)

Net cash used in investing activities	(6,534)	(29,291)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	18,329	77,000
Payments on long-term debt	(77,014)	(51,698)
Distributions to minority interest partners	(195)	(2,844)
Proceeds from exercise of stock options	—	424

Net cash provided by (used in) financing activities	(58,880)	22,882
Effect of exchange rate changes on cash	5,824	(1,007)
Net increase in cash and cash equivalents	94,874	80,886
Cash and cash equivalents at beginning of period	338,991	313,880

Cash and cash equivalents at end of period	$433,865	$394,766

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

The Company’s reportable segments are North American Music, International Music, Global Artists and Global Digital. Prior to 2008, the Company reported a Global Theater segment, which has been eliminated after the divestiture of substantially all of the Company’s North American theatrical business (“North American Theatrical Business”) in January 2008. The Company’s United Kingdom theatrical venue operation business, previously included in Global Theater, is now reported in other operations and the few remaining North American theater venues are now reported in North American Music. The North American Music segment principally involves the promotion of live music events in the Company’s owned and/or operated venues and in rented third-party venues and the operation and management of music venues principally in the United States and Canada. The International Music segment principally involves the promotion of live music events in the Company’s owned and/or operated venues and in rented third-party venues, the production of music festivals and the operation and management of music venues outside of North America. The Global Artists segment principally involves the promotion and/or production of global music tours as well as providing various services to artists including recorded music and music publishing, merchandise, artist fan sites and VIP ticketing, broadcast/digital media rights, and sponsorship and marketing services. The Global Digital segment principally involves the management of the Company’s in-house centralized ticketing operations, the development of the Company’s new ticketing initiative and online and wireless distribution activities, including the development of the Company’s website. In addition, the Company has operations in the specialized motor sports, United Kingdom theatrical venue operations and other businesses, which are included under other operations.

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

Preparation of Interim Financial Statements

The consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K.

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

Reclassifications

Certain reclassifications have been made to the 2007 consolidated financial statements to conform to the 2008 presentation to report discontinued operations. Refer to Note 4.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement 157”). Statement 157 provides guidance for using fair value to measure assets and liabilities and also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Statement 157 does not expand the use of fair value in any new circumstances. The Company adopted Statement 157 on January 1, 2008 for all financial assets and liabilities recognized or disclosed at fair value in its Consolidated Financial Statements on a recurring basis (at least annually). Refer to Note 6. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date for these items was delayed to fiscal years beginning after November 15, 2008. The Company is currently assessing the impact on its nonfinancial assets and liabilities that the adoption of Statement 157 will have on its financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“Statement 159”). Statement 159 allows entities to voluntarily choose, at specified election dates, to measure certain financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, Statement 159 specifies that all subsequent changes in fair value for that instrument will be reported in earnings. The Company adopted Statement 159 on January 1, 2008 and determined that it would not elect to measure any of its eligible financial instruments at fair value under the provisions of this standard.

Recently Issued Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“Statement 141(R)”). Statement 141(R) establishes revised principles and requirements for the recognition and measurement of assets and liabilities in a business combination. Statement 141(R) requires (i) recognition of 100% of the fair values of acquired assets, including goodwill, and assumed liabilities upon obtaining control, (ii) contingent consideration to be fair valued at acquisition date, (iii) transaction costs to be expensed as incurred, (iv) pre-acquisition contingencies to be accounted for at acquisition date at fair value and (v) costs of a plan to exit an activity or terminate or relocate employees to be accounted for as post-combination costs. Statement 141(R) is effective for fiscal years beginning after December 15, 2008. The Company will adopt Statement 141(R) on January 1, 2009 and apply the requirements of Statement 141(R) for business combinations that occur after the date of adoption.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“Statement 160”). Statement 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Statement 160 is effective for fiscal years beginning after December 15, 2008. The provisions of Statement 160 are applied prospectively with the exception of reclassifying noncontrolling interests to equity and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, which are required to be adopted retrospectively. The Company will adopt Statement 160 on January 1, 2009 and is currently assessing the impact adoption will have on its financial position and results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“Statement 161”). Statement 161 requires enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“Statement 133”) and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt Statement 161 in the first quarter of 2009.

In March 2008, the FASB discussed comments received on and decided to proceed to a draft of a final document on FASB Staff Position (“FSP”) APB 14-a. This FSP would change the accounting for certain convertible debt instruments, including the Company’s 2.875% convertible senior notes. Under the proposed new rules for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity would separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the proposed new rules for the Company’s 2.875% convertible senior notes is that the equity component would be included in the additional paid-in capital section of shareholders’ equity on the Company’s balance sheet and the value of the equity component would be treated as an original issue discount for purposes of accounting for the debt component of the 2.875% convertible senior notes. Higher interest expense would result by recognizing the accretion of the discounted carrying value of the 2.875% convertible senior notes to their face amount as interest expense over the expected term of the 2.875% convertible senior notes using an effective interest rate method of amortization. This FSP would be effective for fiscal years and interim periods beginning after December 15, 2008 and would be applied retrospectively to all periods presented. The Company is currently evaluating the proposed new rules and its impact on the Company’s current accounting for the 2.875% convertible senior notes. However, if the FSP is adopted in its current form, the Company expects to recognize additional interest expense starting in 2009 due to the interest expense accretion associated with the 2.875% convertible senior notes and to report greater than previously reported interest expense due to retrospective application.

NOTE 2 — LONG-LIVED ASSETS

Definite-lived Intangibles

The Company has definite-lived intangible assets which are amortized over the shorter of either the respective lives of the agreements or the period of time the assets are expected to contribute to the Company’s future cash flows. The following table presents the gross carrying amount and accumulated amortization of definite-lived intangible assets as of March 31, 2008 and December 31, 2007:

	March 31, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Venue management and leasehold interests	$133,132	$(15,314)	$82,693	$(8,848)
Artist relationships and other revenue-generating contracts	270,725	(36,801)	298,197	(28,962)
Trademarks and naming rights	14,319	(4,150)	14,390	(4,042)
Other	4,284	(834)	4,286	(761)

Total	$422,460	$(57,099)	$399,566	$(42,613)

During the three months ended March 31, 2008, the Company recorded additional definite-lived intangible assets of $50.3 million due to purchase accounting adjustments for venue management and leasehold interests resulting from the Company’s 2007 acquisition of Academy Music Holdings Limited Group (“AMG”). In addition the Company recorded purchase accounting adjustments for the Company’s 2007 acquisition of the remaining interest in Concert Productions International (“CPI”) resulting in a reduction of $28.3 million related to artist relationships. These additional definite-lived intangible assets have a weighted average life of approximately ten years.

Total amortization expense from definite-lived intangible assets for the three months ended March 31, 2008 and 2007 was $17.0 million and $7.8 million, respectively. The increase for the three months ended March 31, 2008 as compared to the same period of the prior year was primarily due to amortization of intangible assets related to purchase accounting adjustments for the Company’s acquisitions of AMG and CPI in the third quarter of 2007.

Indefinite-lived Intangibles

The Company has indefinite-lived intangible assets which consist primarily of the intangible value related to trade names which are reviewed for impairment at least annually. These indefinite-lived intangible assets had a carrying value of $34.3 million and $26.0 million as of March 31, 2008 and December 31, 2007, respectively. The increase in indefinite-lived intangible assets in the first quarter of 2008 was due primarily to the intangible value related to trade names resulting from purchase accounting adjustments for the Company’s 2007 acquisition of AMG.

Goodwill

The Company tests goodwill for impairment at least annually using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of any potential impairment, compares the implied fair value of the reporting unit with the carrying amount of goodwill. Prior to 2008, the Company reported a Global Theater segment, which has been eliminated after the divestiture of substantially all of the Company’s North American Theatrical Business in January 2008. The Company’s United Kingdom theatrical venue operation business, previously included in Global Theater, is now reported in other operations. For each reportable operating segment, the reporting units were determined to be either the operating segment or the components thereof in accordance with FASB Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. The following table presents the changes in the carrying amount of goodwill in each of the Company’s business segments for the three-month period ended March 31, 2008:

	North American Music	International Music	Global Artists	Global Digital	Other(1)	Total
Balance as of December 31, 2007	$211,858	$178,511	$74,477	$—	$6,696	$471,542
Acquisitions	(94)	(27,952)	28,332	—	—	286
Dispositions	—	—	—	—	(3,150)	(3,150)
Foreign currency	(1,155)	12,525	—	—	—	11,370
Adjustments	(2,948)	(2,567)	(589)	—	—	(6,104)

Balance as of March 31, 2008	$207,661	$160,517	$102,220	$—	$3,546	$473,944

(1)	The beginning balance was previously reported in the Global Theater segment, which has been eliminated.

Included in the acquisition amount above is $30.2 million of goodwill related to the Company’s acquisition of the operating company that manages and holds the lease for the Heineken Music Hall (the “Heineken Music Hall”) located in Amsterdam.

In addition, also included in the acquisition amount above is a reduction of goodwill recorded in 2008 related to adjustments in the purchase accounting for the Company’s 2007 acquisition of AMG. This AMG adjustment included a reduction in goodwill of $58.3 million related to the recording of the fair value of definite-lived and indefinite-lived intangibles related to venue management and leasehold interests, trade names and a $7.4 million reduction related to the fair value adjustment of fixed assets, partially offset by an increase in goodwill of $6.2 million primarily related to the minority interest in connection with the AMG acquisition. Additionally, included in the acquisition amount above is $28.3 million of goodwill related to adjustments in the purchase accounting for the Company’s 2007 acquisition of CPI.

Included in the disposition amount above is $3.2 million related to the sale of the North American Theatrical Business.

The Company is in the process of finalizing its purchase accounting for recent acquisitions which could result in a change to the allocation of the purchase price.

In addition, the Company recorded adjustments of $6.1 million primarily related to deferred tax assets, with an offset to goodwill, due to the limited availability of future tax deductions as a result of the settlement of certain Internal Revenue Service audits of the Company for periods prior to Clear Channel’s acquisition in 2000.

NOTE 3 — RESTRUCTURING

As part of the Company’s acquisition of House of Blues Concert Canada (“HOB Canada”) in June 2007, the Company accrued $1.2 million in restructuring costs in its North American Music segment related to severance costs which were paid in 2007. These additional costs were recorded as part of the purchase price allocation. As of March 31, 2008, the accrual balance for the HOB Canada restructuring was $0.3 million. This restructuring resulted in the termination of eight employees.

As part of the Company’s acquisition of Mean Fiddler Music Group, PLC, subsequently renamed Festival Republic (“Mean Fiddler”) in July 2005, the Company accrued a total of $7.4 million in its International Music segment primarily related to lease terminations which it expects to pay over the next several years. These additional costs were recorded as part of the purchase price allocation. In August 2007, the Company sold seven small-sized music venues that were acquired with

Mean Fiddler resulting in a reduction of $4.4 million in the restructuring accrual, with an offset to goodwill, for the lease terminations related to these venues. As of March 31, 2008, the accrual balance for the Mean Fiddler restructuring was $1.1 million.

In addition, the Company has a remaining restructuring accrual of $1.9 million as of March 31, 2008, related to its merger with Clear Channel in August 2000.

In total, the Company has recorded a liability in purchase accounting related to severance for terminated employees and lease terminations as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Severance and lease termination costs:
Accrual at January 1	$3,543	$13,132
Restructuring accrual recorded	—	210
Payments charged against restructuring accrual	(191)	(4,330)

Remaining accrual at March 31	$3,352	$9,012

The remaining severance and lease accrual is comprised of $0.9 million of severance and $2.4 million of lease termination costs. The severance accrual includes amounts that will be paid over the next several years related to deferred payments to former employees, as well as other compensation. The lease termination accrual will be paid over the next 16 years. During the three months ended March 31, 2008, $0.2 million was charged to the restructuring reserve related to severance.

NOTE 4 — DISCONTINUED OPERATIONS

In January 2008, the Company completed the sale of its North American Theatrical Business, which included the assets of the North American theatrical presenting business (Broadway Across America) and certain theatrical venues, to Key Brand Entertainment Inc. and its lenders for a gross sales price of $90.4 million pursuant to a Stock Purchase Agreement. After fees, expenses, an adjustment to replace the show cash of the North American Theatrical Business that was previously removed from the operations and utilized by the Company and other adjustments, the Company will receive approximately $31.4 million of proceeds, net of cash sold and transaction costs. The sale of the North American Theatrical Business resulted in a total gain of $18.1 million.

The Company has reported the North American Theatrical Business as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the results of operations for all periods presented have been reclassified to reflect the North American Theatrical Business as discontinued operations.

Summary operating results of discontinued operations are as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Revenue	$15,600	$63,873
Operating expenses	13,968	57,513
Gain on sale of operating assets	—	(113)
Other income – net	(688)	(171)

Income before income taxes	2,320	6,644
Income tax expense	320	9

Income from discontinued operations before gain on disposal	2,000	6,635
Gain on disposal, net of tax	(18,965)	—

Income from discontinued operations	$20,965	$6,635

NOTE 5 — DERIVATIVE INSTRUMENTS

In March 2006, the Company entered into two interest rate swap agreements, designated as cash flow hedges, which are combinations of purchased interest rate caps on a notional amount of a total of $162.5 million and sold floors over the same period on a total of $121.9 million of the notional amount to effectively convert a portion of its floating-rate debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s variable rate debt as required by the Company’s senior secured credit facility, thus reducing the impact of interest rate changes on future interest expense. Approximately 36% of the Company’s outstanding term loans had its interest payments designated as the hedged forecasted transactions against the interest rate swap agreements at March 31, 2008. As of March 31, 2008, the interest rate for these hedges was fixed at 5.11% on a variable rate of 2.70% based on a 3-month LIBOR; this variable rate is subject to quarterly adjustments. For the three months ended March 31, 2008 and 2007, these hedges were determined to be highly effective and the Company recorded an unrealized loss of $1.6 million and $0.4 million, respectively, as a component of other comprehensive income (loss). Based on the current interest rate expectations, the Company estimates that approximately $3.4 million of this loss in other comprehensive income will be reclassified into earnings in the next 12 months.

The Company has recorded a gain (loss) and related asset (liability) related to these derivative instruments during the period as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Balance at beginning of period	$(1,784)	$104
Unrealized holding gain (loss) on cash flow derivatives	(1,636)	(436)

Balance at end of period	$(3,420)	$(332)

As part of the acquisition of AMG, the Company now has interest rate swap agreements to convert a portion of AMG’s long-term debt from floating-rate debt to a fixed-rate basis. These interest rate swap agreements have not been designated as hedging instruments. Therefore, any change in fair value is recorded in earnings during the period of the change. As of March 31, 2008, the change in fair value was not significant to the Company’s results of operations.

The Company’s 2.875% convertible senior notes issued in July 2007 include certain provisions which are bifurcated from the notes and accounted for as derivative instruments. At the date of issuance and as of March 31, 2008, the fair value of these provisions is considered de minimis.

In 2007, the Company guaranteed to a third party a minimum value of its stock pursuant to a contractual arrangement. As of March 31, 2008 and December 31, 2007, the fair value of this guarantee is $11.8 million and $10.5 million, respectively. The change in fair value of this guarantee is recorded as a component of depreciation and amortization expense.

Occasionally, the Company will use forward currency contracts to reduce its exposure to foreign currency risk. The principal objective of such contracts is to minimize the risks and/or costs associated with artist fee commitments. At March 31, 2008, the Company had $0.4 million outstanding in forward currency contracts. The change in the fair value of these instruments from date of purchase through March 31, 2008 was not significant to the Company’s results of operations.

NOTE 6 — FAIR VALUE MEASUREMENTS

The Company adopted Statement 157 and Statement 159 on January 1, 2008. Statement 157 outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements. Statement 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Under Statement 159, entities can elect to measure certain eligible financial instruments and certain other items at fair value, if not already required to be carried at fair value under existing accounting literature. The Company did not elect the fair value measurement option under Statement 159 for any of its eligible financial assets or liabilities.

The Company currently has various financial instruments carried at fair value such as marketable securities and derivatives, but does not currently have nonfinancial assets and nonfinancial liabilities that are required to be measured at fair value on a recurring basis. The Company’s financial assets and liabilities are measured using inputs from two of the three levels of the fair value hierarchy as defined by Statement 157. For this categorization, only inputs that are significant to the fair value are considered. The three levels are defined as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that can be accessed at the measurement date.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect assumptions about what market participants would use in pricing the asset or liability. These inputs would be based on the best information available, including the Company’s own data.

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of March 31, 2008, which are classified as Cash and cash equivalents, Other long-term assets, Other current liabilities and Other long-term liabilities:

Recurring Fair Value Measures (in thousands)	Fair Value Measurements at March 31, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$73,400	$—	$—	$73,400
Investment in Rabbi Trust	2,431	—	—	2,431

Total	$75,831	$—	$—	$75,831

Liabilities:
Interest rate swaps	$—	$3,728	$—	$3,728
Embedded derivatives	—	11,837	—	11,837
Other liabilities	2,431	—	—	2,431

Total	$2,431	$15,565	$—	$17,996

Money market funds are quoted in an active market. Investments held in Rabbi Trusts include exchange-traded equity securities and mutual funds. Fair values for these investments are based on quoted prices in active markets and are therefore classified within Level 1 of the fair value hierarchy. Interest rate swaps include interest rate collars and swaps. Fair values for these financial instruments are based upon inputs corroborated by observable market data with similar tenors. Embedded derivatives include a bifurcated derivative from a contractual arrangement. The fair value of this instrument is based upon inputs that are observable in the market. Other liabilities represent deferred compensation obligations to employees under certain plans. The liabilities related to these plans are adjusted based on changes in the fair value of the underlying employee-directed investments. Since the employee-directed investments are exchange-traded equity securities and mutual funds with quoted prices in active markets, the liabilities are classified within Level 1 of the fair value hierarchy.

NOTE 7 — COMMITMENTS AND CONTINGENT LIABILITIES

The Company has leases that contain contingent payment requirements for which payments vary depending on revenue, tickets sold or other variables.

During 2006, in connection with the Company’s acquisition of Historic Theatre Group, the Company guaranteed obligations related to a lease agreement. In the event of default, the Company could be liable for obligations which have future lease payments (undiscounted) of approximately $30.9 million through the end of 2035. The scheduled future minimum rentals for this lease for the years 2008 through 2012 are $1.6 million each year. The Company believes that the likelihood of a material liability being triggered under this lease is remote, and no liability has been accrued for these contingent lease obligations as of March 31, 2008. The venues under the lease agreement were included in the sale of the North American Theatrical Business. The Company entered into an Assumption Agreement with the buyer in connection with the sale, under which the buyer is assuming the Company’s obligations under the guaranty, however the Company remains contingently liable to the lessor.

As of March 31, 2008 and December 31, 2007, the Company guaranteed the debt of third parties of approximately $2.9 million and $2.8 million, respectively, primarily related to maximum credit limits on employee and tour related credit cards and bank lines of credit of a nonconsolidated affiliate and a third-party promoter.

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

The Company is a defendant in twenty-two putative class actions filed by different named plaintiffs in various U.S. District Courts throughout the country. The claims made in these actions are substantially similar to the claims made in the Heerwagen action discussed above, except that the geographic markets alleged are regional, statewide or more local in nature, and the members of the putative classes are limited to individuals who purchased tickets to concerts in the relevant geographic markets alleged. The plaintiffs seek unspecified compensatory, punitive and treble damages, declaratory and injunctive relief and costs of suit, including attorneys’ fees. The Company has filed its answers in some of these actions, and has denied liability. On December 5, 2005, the Company filed a motion before the Judicial Panel on Multidistrict Litigation to transfer these actions and any similar ones commenced in the future to a single federal district court for coordinated pre-trial proceedings. On April 17, 2006, the Panel granted the Company’s motion and ordered the consolidation and transfer of the actions to the U.S. District Court for the Central District of California. On June 4, 2007, the Court conducted a hearing on the plaintiffs’ motion for class certification. On June 25, 2007, the Court entered an order to stay all proceedings in the case pending the Court’s ruling on the plaintiffs’ motion for class certification. On October 22, 2007, the Court ruled in the plaintiffs’ favor, granting the plaintiffs’ motion for class certification and certifying a class in the Chicago, New England, New York/New Jersey, Colorado and Southern California regional markets. On November 5, 2007, the Company filed a Petition for Permission to Appeal from Order Granting Class Certification with the U.S. District Court of Appeals for the Ninth Circuit. At a status conference conducted on November 5, 2007, the U.S. District Court extended its stay of all proceedings pending further developments in the U.S. Court of Appeals for the Ninth Circuit. On February 15, 2008, the U.S. Court of Appeals for the Ninth Circuit issued an order denying the Company’s Petition for Permission to Appeal. On February 20, 2008, the Company filed a Motion with the U.S. District Court for Reconsideration of its October 22, 2007 order granting the plaintiffs’ motion for class certification. On March 6, 2008, the U.S. District Court entered an order approving a stipulated continuance and stay of all proceedings pending further developments in the U.S. Court of Appeals for the Ninth Circuit. The Company intends to vigorously defend all claims in all of the actions.

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

NOTE 8 — RELATED-PARTY TRANSACTIONS

Transactions with Clear Channel

From time to time, the Company purchases advertising from Clear Channel and its subsidiaries in the ordinary course of business. For the three months ended March 31, 2008 and 2007, the Company recorded $2.5 million and $2.4 million, respectively, as components of direct operating expenses and selling, general and administrative expenses for these advertisements.

Transactions with Directors

Through a stock purchase agreement in September 2007, the Company completed the purchase of all of the equity interests in CPI and related companies and subsidiaries (collectively, the “CPI Companies”) that the Company did not already own. Michael Cohl, a director of Live Nation, owned both a direct and an indirect ownership interest in the CPI Companies at the time of the completion of this purchase. The CPI Companies and the Company have entered into a Services

Agreement with KSC Consulting (Barbados) Inc. (“KSC”) which provides for the executive services of Mr. Cohl, pursuant to which Mr. Cohl serves as Chief Executive Officer of the CPI Companies and Chairman and Chief Executive Officer of the Company’s Live Nation Artists division for a term of five years. For the three months ended March 31, 2008 and 2007, KSC was paid $0.4 million and $0.3 million, respectively, related to these services. In addition, in March 2008, KSC was awarded a bonus of 41,220 shares of the Company’s common stock that were issued in April 2008.

Other Related Parties

During the three months ended March 31, 2008, the Company paid $10.2 million in connection with two acquisitions of companies owned by various members of management of the Company’s subsidiaries. The companies acquired held the leases of two venues.

The Company conducts certain transactions in the ordinary course of business with companies that are owned, in part or in total, by various members of management of the Company’s subsidiaries. These transactions primarily relate to venue rentals, including a rental advance in 2008, concession services, equipment rental, ticketing and other services and reimbursement of certain costs. Expenses of $7.5 million and $1.5 million were incurred for the three months ended March 31, 2008 and 2007, respectively, and revenue of $0.7 million and $0.3 million were earned for the three months ended March 31, 2008 and 2007, respectively, from these companies for services rendered or provided in relation to these business ventures.

None of these transactions were with directors or executive officers of the Company.

NOTE 9 — INCOME TAXES

The Company customarily calculates interim effective tax rates in accordance with Accounting Principles Board Opinion 28, Interim Financial Reporting (“APB 28”). As required by APB 28, the Company applies the estimated annual effective tax rate to year-to-date pretax income (or loss) at the end of each interim period to compute a year-to-date tax expense (or benefit). FASB Interpretation No. 18 (“FIN 18”) requires departure from customary effective tax rate computations when losses incurred within tax jurisdictions cannot be carried back and future profits associated with operations in those tax jurisdictions cannot be assured beyond any reasonable doubt. Accordingly, the Company has calculated an expected annual effective tax rate of 30%, excluding significant, unusual or extraordinary items, for ordinary income associated with operations, which are principally outside of the United States, for which the Company currently expected to have annual taxable income. That effective tax rate has been applied to year-to-date earnings for which the Company currently expects to have taxable income. The Company has not recorded tax benefits associated with losses from operations for which tax benefits cannot be reasonably assured. As required by APB 28, the Company also includes tax effects of significant, unusual or extraordinary items in income tax expense in interim periods in accordance with customary requirements.

Total income tax expense as a percentage of the Company’s income (loss) from continuing operations before income taxes is (13)% for the three months ended March 31, 2008. Of the $6.3 million of total tax, 10% relates to state and local taxes, 20% relates to interest and penalties for uncertain tax positions and 47% relates to adjustments for significant, unusual and extraordinary items, including valuation allowances recorded against deferred tax assets. The remainder of the tax expense relates to statutory tax on profitable operations which are principally operations outside of the United States and reflect an effective tax rate for those jurisdictions of 30%. No tax benefit has been recorded for entities that have losses, as those losses cannot be carried back, and because future profits associated with such operations do not meet the more likely than not criteria for asset recognition.

During the first three months of 2007, the effective tax rate applied to year-to-date earnings in taxable jurisdictions for which the Company expected to have taxable income was 28%. During the first three months of 2008, an effective tax rate of 30% was applied to year-to-date earnings in taxable jurisdictions for which the Company expects to have taxable income. The increase in the effective tax rate applied during 2008 is primarily related to income earned in tax jurisdictions with higher statutory rates relative to 2007.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which became effective for the Company on January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The tax years 2002 through 2007 remain open to examination by the major tax jurisdictions to which the Company is subject.

NOTE 10 — STOCK-BASED COMPENSATION

In December 2005, the Company adopted its 2005 Stock Incentive Plan. The plan authorizes the Company to grant stock option awards, director shares, stock appreciation rights, restricted stock and deferred stock awards, other equity-based awards and performance awards.

The Company recorded $3.7 million and $2.4 million of non-cash compensation expense during the three months ended March 31, 2008 and 2007, respectively, related to stock-based compensation arrangements for stock options and restricted stock awards with $1.4 million and $1.3 million recorded in selling, general and administrative expenses and $2.3 million and $1.1 million recorded in corporate expenses for the same respective periods. As of March 31, 2008, there was $31.5 million of total unrecognized compensation cost related to stock-based compensation arrangements for stock options and restricted stock awards. This cost is expected to be recognized over the next four years.

Stock Options

The Company has granted stock option awards to its employees, directors, and consultants under its Stock Incentive Plan. The fair value for options in the Company’s stock was estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on implied volatilities of traded options and the historical volatility of stocks of similar companies and the Company since the Company’s common stock does not have sufficient trading history to reasonably predict its own volatility. The Company uses the simplified method for estimating the expected life within the valuation model which is the period of time that options granted are expected to be outstanding. The risk free rate for periods within the life of the option is based on the U.S. Treasury Note rate. An estimated rate of 10% is used for expected forfeitures of stock options based on expected rates and the limited history of the Company’s Stock Incentive Plan. The following assumptions were used to calculate the fair value of the Company’s options granted during the three months ended March 31, 2008 and 2007:

	2008	2007
Risk-free interest rate	2.15% - 2.56%	4.5% - 4.86%
Dividend yield	0.0%	0.0%
Volatility factors	36% - 42%	28%
Weighted average expected life (in years)	1 - 6.25	5 - 7.5

The following table presents a summary of the Company’s stock options outstanding at, and stock option activity during, the three months ended March 31, 2008 and 2007 (“Price” reflects the weighted average exercise price per share):

	2008		2007
	Options	Price	Options	Price
	(in thousands, except per share data)
Outstanding, January 1	3,881	$18.41	2,152	$11.07
Granted	696	11.20	1,930	24.91
Exercised	—	—	(40)	10.60
Forfeited or expired	(185)	19.88	(163)	10.60

Outstanding, March 31	4,392	$17.20	3,879	$17.98

Exercisable, March 31	533	$21.92	32	$10.60
Weighted average fair value per option granted		$5.82		$6.03

There were 3.4 million shares available for future grants under the stock incentive plan at March 31, 2008.

Restricted Stock Awards

The Company has granted restricted stock awards to its employees and directors under its Stock Incentive Plan. These common shares carry a legend which restricts their transferability, generally, for a term of one to five years, and are forfeited in the event the recipient’s employment or relationship with the Company is terminated prior to the lapse of the restriction. In addition, certain restricted stock awards require the Company to achieve minimum performance targets in order for these awards to vest. Recipients of the restricted stock awards are entitled to all cash dividends as of the date the award was granted. The fair value of the restricted stock is amortized to expense on a straight-line basis over the restricted stock’s vesting period.

The following table presents a summary of the Company’s restricted stock awards outstanding at, and restricted stock activity during, the three months ended March 31, 2008 and 2007 (“Price” reflects the weighted average share price at the date of grant):

	2008		2007
	Awards	Price	Awards	Price
	(in thousands, except per share data)
Outstanding, January 1	928	$18.99	361	$12.39
Granted	239	11.21	121	24.95
Forfeited	(116)	14.74	—	—
Vested	(120)	18.51	—	—

Outstanding, March 31	931	$17.59	482	$15.63

NOTE 11 — EARNINGS PER SHARE

The Company computes net income per common share in accordance with FASB Statement of Financial Accounting Standards No. 128, Earnings per Share (“Statement 128”). Under the provisions of Statement 128, basic net income per common share is computed by dividing the net income applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income per common share adjusts basic net income per common share for the effects of stock options, restricted stock and other potentially dilutive financial instruments only in the periods in which such effect is dilutive. In July 2007, the Company issued $220.0 million of 2.875% convertible senior notes which are considered in the calculation of diluted net income per common share, if dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per share data)
Numerator:
Loss from continuing operations	$(56,367)	$(51,684)
Effect of dilutive securities:
2.875% convertible senior notes	—	—

Numerator for loss from continuing operations per common share — diluted	$(56,367)	$(51,684)
Denominator:
Weighted average common shares	74,985	65,500
Effect of dilutive securities:
Stock options and restricted stock	—	—
2.875% convertible senior notes	—	—

Denominator for loss from continuing operations per common share — diluted	74,985	65,500
Loss from continuing operations per common share:
Basic and Diluted	$(0.75)	$(0.79)

The calculation of diluted net income (loss) per common share includes the effects of the assumed exercise of any outstanding stock options, the assumed vesting of shares of restricted stock and the assumed conversion of the 2.875% convertible senior notes where dilutive. For the three months ended March 31, 2008 and 2007, the Company has excluded all potentially dilutive securities, such as nonvested restricted stock and outstanding options to purchase common stock, from the calculation of diluted net loss per common share because such securities are anti-dilutive.

In March 2008, the Company adopted its Employee Stock Bonus Plan, which authorizes the Company to issue shares of its common stock in payment of a bonus which an officer, employee or consultant is entitled to receive under any bonus or compensation plan or agreement that is payable in cash if the participant elects to receive shares of the Company’s common stock in payment of that cash bonus. In April 2008, the Company issued 1,038,373 shares of common stock under this plan in lieu of cash bonus payments earned in the 2007 fiscal year.

In April 2008, the Company issued 775,434 shares of the Company’s common stock and a warrant to purchase an additional 500,000 shares of the Company’s common stock in connection with a music-related rights agreement.

NOTE 12 — SEGMENT DATA

The Company’s reportable segments are North American Music, International Music, Global Artists and Global Digital. Prior to 2008, the Company reported a Global Theater segment, which has been eliminated after the divestiture of substantially all of the Company’s North American Theatrical Business in January 2008, which is reported as discontinued operations. The remaining North American theatrical venues which were not sold and the Company’s theatrical assets in the United Kingdom, both previously included in Global Theater, are now reported in the North American Music segment and other operations, respectively. Multiple operating segments are aggregated as the reportable segment for Global Artists. The North American Music segment principally involves the promotion of live music events in the Company’s owned and/or operated venues and in rented third-party venues and the operation and management of music venues primarily in the United States and Canada. The International Music segment principally involves the promotion of live music events in the Company’s owned and/or operated venues and in rented third-party venues, the production of music festivals and the operation and management of music venues outside of North America. The Global Artists segment principally involves the promotion and/or production of global music tours as well as providing various services to artists including recorded music and music publishing, merchandise, artist fan sites and VIP ticketing, broadcast/digital media rights, and sponsorship and marketing services. The Global Digital segment principally involves the management of the Company’s in-house centralized ticketing operations, the development of the Company’s new ticketing initiative and online and wireless distribution activities, including the development of the Company’s website. Other operations include specialized motor sports, the United Kingdom theatrical venue operations and other businesses.

In addition to the segment changes discussed above, the Company reclassified the non-touring businesses acquired in the CPI acquisition from the Global Artists segment to other operations. For the three months ended March 31, 2007, these reclassifications were not significant to the segment results.

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

There are no customers that individually account for more than ten percent of the Company’s consolidated revenue in any year.

	North American Music	International Music	Global Artists	Global Digital	Other	Corporate	Eliminations	Consolidated
(in thousands)
Three Months Ended March 31, 2008
Revenue	$300,121	$128,903	$69,880	$5,718	$133,553	$—	$(1,724)	$636,451
Direct operating expenses	240,144	90,119	60,452	2,084	77,607	—	(1,724)	468,682
Selling, general and administrative expenses	78,348	38,306	18,247	7,172	19,543	—	—	161,616
Depreciation and amortization	14,199	7,438	8,919	401	2,328	1,092	—	34,377
Loss (gain) on sale of operating assets	—	49	(5)	—	(1,888)	469	—	(1,375)
Corporate expenses	—	—	—	—	—	11,641	—	11,641

Operating income (loss)	$(32,570)	$(7,009)	$(17,733)	$(3,939)	$35,963	$(13,202)	$—	$(38,490)

Intersegment revenue	$(5)	$43	$1,327	$—	$359	$—	$—	$1,724
Identifiable assets	$1,120,972	$848,618	$525,196	$24,843	$312,904	$124,436	$—	$2,956,969
Capital expenditures	$2,606	$15,230	$928	$2,691	$808	$857	$—	$23,120

Three Months Ended March 31, 2007
Revenue	$248,300	$104,586	$22,859	$1,301	$144,878	$—	$(1,612)	$520,312
Direct operating expenses	191,613	71,712	17,293	6	94,277	—	(1,612)	373,289
Selling, general and administrative expenses	76,519	32,329	10,604	3,224	19,791	—	—	142,467
Depreciation and amortization	13,705	4,566	3,730	607	3,186	1,268	—	27,062
Loss (gain) on sale of operating assets	—	(65)	—	—	4,661	(21)	—	4,575
Corporate expenses	—	—	—	—	—	9,796	—	9,796

Operating income (loss)	$(33,537)	$(3,956)	$(8,768)	$(2,536)	$22,963	$(11,043)	$—	$(36,877)

Intersegment revenue	$15	$—	$1,109	$—	$488	$—	$—	$1,612
Identifiable assets	$1,100,029	$734,861	$208,221	$12,660	$383,496	$97,190	$—	$2,536,457
Capital expenditures	$8,074	$661	$546	$1,750	$574	$2,074	$—	$13,679

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth under Item 1A.—Risk Factors in our 2007 Form 10-K, as well as other factors described herein or in our annual, quarterly and other reports we file with the Securities and Exchange Commission (collectively, “cautionary statements”). Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. We do not intend to update these forward-looking statements, except as required by applicable law.

Executive Overview

2008 marks the final year of our initial three-year strategy to improve and build our core business, comprised of our North American Music, International Music, Global Artists and Global Digital segments; to consolidate our global platform through our international promoter network and expansion of key venues; to expand products and revenue streams through expansion of our relationship with both artists and fans; and to divest non-core operations. The highlights for each of our segments for the first quarter of 2008 were:

North American Music

•

The first quarter of 2008 included tours in North America from the Jonas Brothers, Van Halen, Rascall Flatts and Jay-Z with Mary J. Blige. We promoted a total of approximately 2,100 events in the first three months of 2008 as compared to approximately 1,800 events in the same period of last year.

•

In 2007, we established a centralized operations team to oversee the improvement of our amphitheater operations. In 2008, we have extended that effort to arenas and mid-sized venues with a strong central management team overseeing the operations of each line of business. Additionally, we have established 2008 concert booking rules for amphitheater, arena and theater and club talent buying similar to the 2007 amphitheater rules. We believe that we will continue to see improvement in these operations from this centralized strategy and operational control.

•

We currently expect the summer concert line-up to be strong with artists such as the Jonas Brothers, The Police, Dave Matthews Band, Jimmy Buffett, Def Leppard, Kenny Chesney and Tom Petty and the Heartbreakers currently scheduled to tour. In addition, North American Music is currently scheduled to produce three multi-day festivals this summer – Bamboozle in Rutherford, New Jersey; Pemberton Festival in Pemberton, British Columbia; and Sasquatch Festival in George, Washington.

•

Our new House of Blues club in Houston is nearing completion on construction, and construction is also beginning on a new House of Blues club in Boston. Both of these new clubs, which are in line with our plan to expand key venues, are currently expected to open during the fourth quarter of 2008.

International Music

•

The first quarter of 2008 included approximately 645 events that we promoted in International Music, a slight decrease to the approximately 660 events promoted in the first quarter of 2007, but with attendance of 1.4 million, an increase of 0.4 million attendees.

•

In January 2008, we acquired the operating company that manages and holds the 20-year lease for Heineken Music Hall, a 5,500-seat venue located in Amsterdam. We believe that this venue is one of the most attended venues in the world and its addition to our venue portfolio further strengthens our position in The Netherlands.

•

In February 2008, we entered into a definitive agreement to acquire a 65% interest in Mirage Productions, a leading promoter in Dubai. This acquisition is consistent with our strategy to expand into global markets in which we don’t currently have a significant presence.

•

The summer concert season will include concerts in more than 30 countries outside of North America, and will feature artists such as Roger Waters, Vasco Rossi and Bruce Springsteen. In addition, we have 17 music festivals currently on-sale, including T in the Park, our newly acquired festival in Scotland.

Global Artists

•

This segment has six main ancillary business lines to capture more revenue and concert activity: global touring, websites and merchandising, broadcast and digital media rights, recorded music distribution, production services and sponsorship and marketing.

•	During the first quarter of 2008, we promoted the continuation of the global tour for The Police.

•

During the first quarter of 2008, we provided services to 797 artists. In addition, we have reached agreement to provide long-term services in these areas to Madonna, U2 and Jay-Z since our expansion into the above business lines.

Global Digital

•

This segment includes the results of our in-house centralized ticketing operations and the revenue and costs associated with our website, www.livenation.com. This segment derives the majority of its revenue from service charges earned on tickets sold through our in-house centralized ticketing operations.

•

We have entered into a long-term agreement with CTS Eventim which enables us to launch our own ticketing business utilizing what we believe to be one of the most technologically advanced ticketing platforms in the world. We will exclusively license the Eventim platform in North America, and Eventim will provide back-office ticketing services in the United Kingdom and ticketing services across Europe. The new agreement will allow us to begin selling tickets for 2009 events. The new ticketing platform will also allow us to control customer data, to create enhanced ticket-based concert products and to capitalize on expanded distribution channels and sponsorship opportunities. The roll-out of the ticketing initiative is in process and on schedule.

•

Livenation.com, our online destination for music fans, rolled out “My Live Nation” in January 2008. This is a suite of software tools that enables fans to customize certain pages on the site tailored to their specific music tastes and to determine the way in which they receive concert information from us.

Other information

Sponsorships

•	As of the first quarter of 2008, we currently have 528 corporate sponsors on a local, national and international basis.

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

Non-core Business Divestitures

•

In January 2008, we completed the sale of the majority of our North American theatrical business through the sale of our Broadway Across America business, which produces Broadway shows at primarily third-party venues in the United States and Canada, as well as our interest in three owned and five leased and/or managed theatrical venues located in Minneapolis, Boston, Baltimore and Toronto. This is consistent with our strategy to divest non-core operations.

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

Segment Overview

Our reportable segments are North American Music, International Music, Global Artists, and Global Digital. In addition, we have operations in the specialized motor sports, United Kingdom theatrical venue operations and other businesses which are included under other operations. Prior to 2008, we reported a Global Theater segment which has been eliminated after the divestiture of substantially all of the Company’s North American theatrical business in January 2008. The Company’s theatrical assets in the United Kingdom, previously included in Global Theater, are reported in other operations. The segment results for all periods presented have been reclassified to conform to the current year presentation.

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

International Music

Our International Music segment principally involves the promotion of live music events in our owned and/or operated venues and in rented third-party venues and the production of music festivals outside of North America. While our International Music segment operates year-round, we experience higher revenue during the second and third quarters due to the seasonal nature of our international festivals, which primarily occur June through August.

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

To judge the health of our Global Artists segment, we primarily monitor the number of confirmed events, paid attendance and tour contribution margin. In addition, for our Live Nation Artists services, we monitor the number of artist relationships, services provided and revenue per artist.

Global Digital

Our Global Digital segment is creating the new internet and digital platform for Live Nation and is building the new Live Nation ticketing initiative to be launched in 2009. This segment is involved in managing our in-house ticketing operations and online and wireless distribution activities, including the development of our website.

To judge the health of our Global Digital segment, we primarily review the number of tickets sold through our in-house centralized ticketing operations, the number of unique visitors to our websites and the overall number of customers in our database.

Consolidated Results of Operations

	Three Months Ended March 31,		% Change
(in thousands)	2008	2007
Revenue	$636,451	$520,312	22%
Operating expenses:
Direct operating expenses	468,682	373,289	26%
Selling, general and administrative expenses	161,616	142,467	13%
Depreciation and amortization	34,377	27,062	27%
Loss (gain) on sale of operating assets	(1,375)	4,575	* *
Corporate expenses	11,641	9,796	19%

Operating loss	(38,490)	(36,877)	4%
Operating margin	(6.0)%	(7.1)%
Interest expense	15,927	14,928
Interest income	(1,575)	(2,637)
Equity in losses (earnings) of nonconsolidated affiliates	289	(343)
Minority interest income	(2,242)	(2,995)
Other income — net	(851)	(47)

Loss from continuing operations before income taxes	(50,038)	(45,783)
Income tax expense:
Current	3,308	2,197
Deferred	3,021	3,704

Loss from continuing operations	$(56,367)	$(51,684)
Income from discontinued operations, net of income taxes	20,965	6,635

Net loss	$(35,402)	$(45,049)

Note:	Non-cash compensation expense of $2.3 million and $1.1 million is included in corporate expenses and $1.1 million and $1.3 million is included in selling, general and administrative expenses for the three months ended March 31, 2008 and 2007, respectively.
**	Percentages are not meaningful.

Key Operating Metrics

	Three Months Ended March 31,
	2008	2007
Estimated Events
North American Music promotions	2,159	1,822
North American Music third-party rentals at our owned and/or operated venues	984	387
International Music promotions	646	663
International Music third-party rentals at our owned and/or operated venues	628	370
Global Artists promotions	14	11
United Kingdom theater promotions	163	262
United Kingdom theater third-party rentals at our owned and/or operated venues	1,080	1,324
Motor sports promotions	359	385

Total events	6,033	5,224

Further detail of North American Music promotions:
Owned and/or operated amphitheaters	6	16
All other	2,153	1,806

Total North American Music promotion events	2,159	1,822

Estimated Attendance (rounded)
North American Music promotions	3,477,000	3,546,000
North American Music third-party rentals at our owned and/or operated venues	326,000	519,000
International Music promotions	1,439,000	1,051,000
International Music third-party rentals at our owned and/or operated venues	812,000	913,000
Global Artists promotions	273,000	80,000
United Kingdom theater promotions	176,000	262,000
United Kingdom theater third-party rentals at our owned and/or operated venues	1,288,000	1,326,000
Motor sports promotions	3,823,000	3,920,000

Total attendance	11,614,000	11,617,000

Further detail of North American Music promotions:
Owned and/or operated amphitheaters	27,000	43,000
All other	3,450,000	3,503,000

Total North American Music promotion attendance	3,477,000	3,546,000

Note:	Events generally represent a single performance by an artist, or a single day of a festival or motor sport activity for both promotions and third-party rentals. Attendance generally represents the number of fans who were present at an event.

Promotions listed above include events in our owned and/or operated venues as well as events we promote in third-party venues. Excluded from the table above are events and attendance that occurred in the North American theatrical business that was sold in January 2008.

Revenue

Our revenue increased $116.1 million, or 22%, during the three months ended March 31, 2008 as compared to the same period of the prior year due to increases in revenue in our North American Music, Global Artists, and International Music segments of $51.8 million, $47.0 million, and $24.3 million, respectively, partially offset by decreases in revenue in our other operations of $11.3 million. Included in the increase in revenue for the three months ended March 31, 2008 is approximately $16.9 million from increases in foreign exchange rates as compared to the same period of 2007.

More detailed explanations of the three-month changes are included in the applicable segment discussions contained herein.

Direct operating expenses

Our direct operating expenses increased $95.4 million, or 26%, during the three months ended March 31, 2008 as compared to the same period of the prior year primarily due to increases in our North American Music, Global Artists, and International Music segments of $48.5 million, $43.2 million and $18.4 million, respectively, partially offset by decreases in our other operations of $16.7 million. Included in the increase in direct operating expenses for the three months ended March 31, 2008 is approximately $14.0 million from increases in foreign exchange rates as compared to the same period of 2007.

Direct operating expenses include artist fees, show related marketing and advertising expenses along with other costs.

More detailed explanations of the three-month changes are included in the applicable segment discussions contained herein.

Selling, general and administrative expenses

Our selling, general and administrative expenses increased $19.1 million, or 13%, during the three months ended March 31, 2008 as compared to the same period of the prior year primarily due to increases in our Global Artists, International Music, and Global Digital segments of $7.6 million, $6.0 million and $3.9 million, respectively. Included in the increase in selling, general and administrative expenses for the three months ended March 31, 2008 is approximately $3.1 million from increases in foreign exchange rates as compared to the same period of 2007.

More detailed explanations of the three-month changes are included in the applicable segment discussions contained herein.

Depreciation and amortization

Our depreciation and amortization expense increased $7.3 million, or 27%, during the three months ended March 31, 2008 as compared to the same period of the prior year primarily due to an increase in depreciation and amortization in our Global Artists segment of $5.2 million.

More detailed explanations of the three-month changes are included in the applicable segment discussions contained herein.

Loss (gain) on sale of operating assets

We recorded a gain on sale of operating assets of $1.4 million during the three months ended March 31, 2008 as compared to a loss on sale of operating assets of $4.6 million for the same period of the prior year primarily due to the sale of our equity interest in a motor sports related joint venture with NBC in 2008. In 2007, the loss on sale of operating assets included a loss on the sale of our interest in the production of Phantom: The Las Vegas Spectacular, partially offset by a gain recorded on the sale of Donington Park, an arena/race track in Leicestershire, England.

Corporate expenses

Corporate expenses increased $1.8 million, or 19%, during the three months ended March 31, 2008 as compared to the same period of the prior year primarily due to $1.2 million of higher non-cash compensation expense for additional stock-based awards and increased headcount and related costs for corporate functions.

Interest expense

Interest expense increased slightly during the three months ended March 31, 2008 as compared to the same period of the prior year due to higher debt balances and higher interest related to our redeemable preferred stock.

Our debt balances and weighted average cost of debt, including redeemable preferred stock, were $804.2 million and 6.66%, respectively, at March 31, 2008 and $704.5 million and 8.12%, respectively, at March 31, 2007.

Income Taxes

We customarily calculate interim effective tax rates in accordance with Accounting Principles Board Opinion 28, Interim Financial Reporting (APB 28). As required by APB 28, we apply the estimated annual effective tax rate to year-to-date pretax income (or loss) at the end of each interim period to compute a year-to-date tax expense (or benefit). Financial

Accounting Standards Board (FASB) Interpretation No. 18 (FIN 18) requires departure from customary effective tax rate computations when losses incurred within tax jurisdictions cannot be carried back and future profits associated with operations in those tax jurisdictions cannot be assured beyond any reasonable doubt. Accordingly, the Company has calculated an expected annual effective tax rate of 30%, excluding significant, unusual or extraordinary items, for ordinary income associated with operations, which are principally outside of the United States, for which the Company currently expected to have annual taxable income. That effective tax rate has been applied to year-to-date earnings for which the Company currently expects to have taxable income. The Company has not recorded tax benefits associated with losses from operations for which tax benefits cannot be reasonably assured. As required by APB 28, the Company also includes tax effects of significant, unusual or extraordinary items in income tax expense in interim periods in accordance with customary requirements.

Total income tax expense as a percentage of our income (loss) from continuing operations before income taxes is (13)% for the nine months ended March 31, 2008. Of the $6.3 million of total tax, 10% relates to state and local taxes, 20% relates to interest and penalties for uncertain tax positions, and 47% relates to adjustments for significant, unusual and extraordinary items, including valuation allowances recorded against deferred tax assets. The remainder of the tax expense relates to statutory tax on profitable operations which are principally operations outside of the United States and reflect an effective tax rate for those jurisdictions of 30%. No tax benefit has been recorded for entities that have losses, as those losses cannot be carried back because future profits associated with such operations do not meet the more likely than not criteria for asset recognition.

During the first three months of 2007, the effective tax rate applied to year-to-date earnings in taxable jurisdictions for which the Company expected to have taxable income was 28%. During the first three months of 2008, an effective tax rate of 30% was applied to year-to-date earnings in taxable jurisdictions for which the Company expects to have taxable income. The increase in the effective tax rate applied during 2008 is primarily related to income earned in tax jurisdictions with higher statutory rates relative to 2007.

Discontinued Operations

In January 2008, we completed the sale of our North American theatrical business, which included the assets of the North American theatrical presenting business (Broadway Across America) and certain theatrical venues, to Key Brand Entertainment Inc. and its lenders for a gross sales price of $90.4 million pursuant to a Stock Purchase Agreement. After fees, expenses, an adjustment to replace the show cash of the North American theatrical business that was previously removed from the operations and utilized by us and other adjustments, we will receive approximately $31.4 million of proceeds, net of cash sold and transaction costs. The sale of the North American theatrical business resulted in a total gain of $18.1 million.

North American Music Results of Operations

Our North American Music segment operating results were as follows:

	Three Months Ended March 31,		% Change
(in thousands)	2008	2007
Revenue	$300,121	$248,300	21%
Direct operating expenses	240,144	191,613	25%
Selling, general and administrative expenses	78,348	76,519	2%
Depreciation and amortization	14,199	13,705	4%

Operating loss	$(32,570)	$(33,537)	(3)%

Operating margin	(10.9)%	(13.5)%

North American Music revenue increased $51.8 million, or 21%, during the three months ended March 31, 2008 as compared to the same period of the prior year due to strong results from arena tours by artists such as Eric Clapton, Jonas Brothers and Van Halen, higher average ticket prices, as well as an increase in the number of events and attendance at third-party theaters, and approximately $35.2 million of revenue related to our acquisition of HOB Canada during the second quarter of 2007.

North American Music direct operating expenses increased $48.5 million, or 25%, during the three months ended March 31, 2008 as compared to the same period of the prior year due to increased operating expenses associated with the strong results from arena tours and increased number of events and attendance discussed above, as well as direct operating expenses of approximately $32.6 million related to our acquisition of HOB Canada.

International Music Results of Operations

Our International Music segment operating results were as follows:

	Three Months Ended March 31,		% Change
(in thousands)	2008	2007
Revenue	$128,903	$104,586	23%
Direct operating expenses	90,119	71,712	26%
Selling, general and administrative expenses	38,306	32,329	18%
Depreciation and amortization	7,438	4,566	63%
Loss (gain) on sale of operating assets	49	(65)	* *

Operating loss	$(7,009)	$(3,956)	77%

Operating margin	(5.4)%	(3.8)%

**	Percentages are not meaningful.

International Music revenue increased $24.3 million, or 23%, during the three months ended March 31, 2008 as compared to the same period of the prior year. Excluding the increase related to the impact of changes in foreign exchange rates of $10.8 million, revenue increased $13.5 million, or 13%, primarily due to incremental revenue of $16.0 million related to the effect of our acquisitions of Academy Music Holdings Limited, or AMG, in the third quarter of 2007 and Heineken Music Hall operations in January 2008. In addition, we had an increase in revenue from our Netherlands and Belgium operations driven by an increased number of arena tours. Partially offsetting these increases was a decline in revenue related to the closure of The Point during renovation and the disposal of two mid-sized and seven small-sized venues in London. While the number of promoted events declined during the quarter as compared to the same period in the prior year, attendance increased due to higher average attendance per event in 2008 driven by the venue disposals noted above. The increase in the number of events for third-party rentals in our owned and/or operated venues was primarily driven by the acquisitions noted above while the decrease in attendance was primarily driven by The Point closure noted above.

International Music direct operating expenses increased $18.4 million, or 26%, during the three months ended March 31, 2008 as compared to the same period of the prior year. Excluding the increase related to the impact of changes in foreign exchange rates of $8.6 million, direct operating expenses increased $9.8 million, or 14%, primarily due to the increase in revenue for our operations in The Netherlands and Belgium noted above. In addition, we had incremental direct operating expenses of $6.7 million, prior to intersegment eliminations, related to the effect of acquisitions of Heineken Music Hall and AMG. These increases were partially offset by decreases related to the venue disposals and The Point closure noted above.

International Music selling, general and administrative expenses increased $6.0 million, or 18%, during the three months ended March 31, 2008 as compared to the same period of the prior year. Excluding the increase related to the impact of changes in foreign exchange rates of $2.4 million, the increase in selling, general and administrative expenses was $3.6 million, or 11%, primarily due to an increase of $5.4 million related to the acquisitions. This increase was partially offset by venue closures made since the same period in the prior year.

International Music depreciation and amortization expense increased $2.9 million, or 63%, during the three months ended March 31, 2008 as compared to the same period of the prior year primarily due to increased amortization for intangible assets related to the AMG acquisition, partially offset by reduced depreciation expense related to The Point closure noted above.

Global Artists Results of Operations

Our Global Artists segment operating results were as follows:

	Three Months Ended March 31,		% Change
(in thousands)	2008	2007
Revenue	$69,880	$22,859	206%
Direct operating expenses	60,452	17,293	250%
Selling, general and administrative expenses	18,247	10,604	72%
Depreciation and amortization	8,919	3,730	139%
Loss (gain) on sale of operating assets	(5)	—	* *

Operating loss	$(17,733)	$(8,768)	102%

Operating margin	(25.4)%	(38.4)%

**	Percentages are not meaningful.

Global Artists revenue increased $47.0 million, or 206%, during the three months ended March 31, 2008 as compared to the same period of the prior year primarily due to an increase in attendance for our global tours with artists such as The Police as well as incremental revenue of $24.3 million from our acquisitions of Signatures SNI, Inc. and Anthill Trading Ltd. in the fourth quarter of 2007.

Global Artists direct operating expenses increased $43.2 million, or 250%, during the three months ended March 31, 2008 as compared to the same period of the prior year primarily due to the increase in attendance for our global tours as well as $20.5 million of incremental direct operating expenses from our acquisitions discussed above.

Global Artists selling, general and administrative expenses increased $7.6 million, or 72%, during the three months ended March 31, 2008 as compared to the same period of the prior year primarily due to incremental expenses of $4.4 million related to our acquisitions noted above. In addition, we experienced an increase in selling general and administrative expenses due to increased salary and consulting expenses related to increased headcount and activity for Live Nation Artists as we continue to build the infrastructure of this division.

Global Artists depreciation and amortization expense increased $5.2 million during the three months ended March 31, 2008 as compared to the same period of the prior year primarily due to amortization of the intangible assets resulting from the acquisition of the remaining interest in Concert Productions International, in the third quarter of 2007 and intangible assets associated with certain artist rights agreements.

Global Digital Results of Operations

Our Global Digital segment operating results were as follows:

	Three Months Ended March 31,		% Change
(in thousands)	2008	2007
Revenue	$5,718	$1,301	340%
Direct operating expenses	2,084	6	* *
Selling, general and administrative expenses	7,172	3,224	122%
Depreciation and amortization	401	607	(34)%

Operating loss	$(3,939)	$(2,536)	55%

Operating margin	(68.9)%	(194.9)%

**	Percentages are not meaningful.

Global Digital revenue increased $4.4 million during the three months ended March 31, 2008 as compared to the same period of the prior year primarily due to increased ticketing revenue from our internal ticketing operations.

Global Digital direct operating expenses increased $2.1 million during the three months ended March 31, 2008 as compared to the same period of the prior year due to costs associated with our internal ticketing operations.

Global Digital selling, general and administrative expenses increased $3.9 million during the three months ended March 31, 2008 as compared to the same period of the prior year primarily due to increased salary costs related to building our ticketing initiative, operations of our existing internal ticketing operations, website and internet management, as well as maintenance expense associated with our website and our ticketing operations.

Other Results of Operations

Our other operating results were as follows:

	Three Months Ended March 31,		% Change
(in thousands)	2008	2007
Revenue	$133,553	$144,878	(8)%
Direct operating expenses	77,607	94,277	(18)%
Selling, general and administrative expenses	19,543	19,791	(1)%
Depreciation and amortization	2,328	3,186	(27)%
Loss (gain) on sale of operating assets	(1,888)	4,661	* *

Operating income	$35,963	$22,963	57%

Operating margin	26.9%	15.8%

**	Percentages are not meaningful.

Other revenue decreased $11.3 million, or 8%, during the three months ended March 31, 2008 as compared to the same period of the prior year primarily as a result of the loss of revenue due to the sale of our interest in the production of Phantom: The Las Vegas Spectacular in March 2007 and a decline in revenue due to a change in a co-promotion agreement within our motor sports operations.

Other direct operating expenses decreased $16.7 million, or 18%, during the three months ended March 31, 2008 as compared to the same period of the prior year primarily due to the sale of our interest in the production of Phantom: The Las Vegas Spectacular noted above and a decline in direct operating expense due to a change in a co-promotion agreement within our motor sports operations.

Gain on sale of operating assets was $1.9 million during the three months ended March 31, 2008 as compared to a loss on sale of operating assets of $4.7 million for the same period of the prior year primarily due to the sale of our equity interest in a motor sports related joint venture with NBC in 2008. In 2007, the loss on sale of operating assets included a loss on the sale of our interest in the production of Phantom: The Las Vegas Spectacular, partially offset by a gain recorded on the sale of Donington Park, an arena/race track in Leicestershire, England.

Reconciliation of Segment Operating Income (Loss)

	Three Months Ended March 31,
(in thousands)	2008	2007
North American Music	$(32,570)	$(33,537)
International Music	(7,009)	(3,956)
Global Artists	(17,733)	(8,768)
Global Digital	(3,939)	(2,536)
Other	35,963	22,963
Corporate	(13,202)	(11,043)

Consolidated operating income (loss)	$(38,490)	$(36,877)

Liquidity and Capital Resources

Our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, are funded from operations or from borrowings under our senior secured credit facility described below. Our cash is currently managed on a worldwide basis.

Our balance sheet reflects cash and cash equivalents of $433.9 million and current and long-term debt of $764.2 million at March 31, 2008, and cash and cash equivalents of $339.0 million and current and long-term debt of $822.6 million at December 31, 2007. These debt balances do not include our outstanding redeemable preferred stock.

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

Our intra-year cash fluctuations are impacted by the seasonality of our various businesses. Examples of seasonal effects include our North American Music and International Music segments, which report the majority of their revenue in the second and third quarters, while our motor sports operations, included in other operations, report the majority of its revenue in the first quarter of the year. Cash inflows and outflows depend on the timing of event-related payments but the majority of the inflows generally occur prior to the event. See “—Seasonality” below. We believe that we have sufficient financial flexibility to fund these fluctuations and to access the global capital markets on satisfactory terms and in adequate amounts, although there can be no assurance that this will be the case. We expect cash flow from operations and borrowings under our senior secured credit facility, along with other financing alternatives, to satisfy working capital, capital expenditure and debt service requirements for at least the succeeding year.

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

During the three months ended March 31, 2008, we made principal payments totaling $1.1 million and $73.0 million on the term loans and revolving credit facility, respectively. The payments on the revolving credit facility were to repay short-term borrowings used to fund working capital requirements during the year and to paydown the beginning balance. At March 31, 2008, the outstanding balance on the term loans was $450.6 million and there was no outstanding balance on the revolving credit facility. Taking into account letters of credit of $44.3 million, $240.7 million was available for future borrowings.

Borrowings under the term loan portion of the credit facility bear interest at per annum floating rates equal, at our option, to either (a) the base rate (which is the greater of the prime rate offered by JPMorgan Chase Bank, N.A. or the federal funds rate plus 0.5%) plus 1.75% or (b) Adjusted LIBOR plus 2.75%. Borrowings under the revolving portion of the credit facility bear interest at per annum floating rates equal, at our option, to either (a) the base rate (which is the prime rate offered by JPMorgan Chase Bank, N.A. ) plus an applicable margin or (b) Adjusted LIBOR plus an applicable margin. Sterling and Euro-denominated borrowings under the revolving portion of the credit facility currently bear interest at per annum floating rates equal to either Adjusted LIBOR or Adjusted EURIBOR, respectively, plus an applicable margin. The revolving credit facility margins are subject to change based upon the amount of leverage for the previous calendar quarter. In the event our leverage ratio improves, the interest rate on revolving credit borrowings declines gradually to 0.75% at a total leverage ratio of less than, or equal to, 1.25 times. Under the terms of the original term loan, we were required to enter into an interest rate swap for a minimum of 50% of the outstanding debt for a minimum of three years.

The interest rate we pay on borrowings on our senior term loans is 2.75% above LIBOR. The interest rate we pay on our $285 million multi-currency revolving credit facility depends on our total leverage ratio. Based on our current total leverage ratio, our interest rate on revolving credit borrowings is 1.75% above LIBOR. In addition to paying interest on outstanding principal under the credit facility, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. As of March 31, 2008, the commitment fee rate was 0.375%. We also are required to pay customary letter of credit fees, as necessary.

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

2.875% Convertible Senior Notes

In July 2007, we issued $220 million of convertible senior notes, due 2027, in a private placement in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The notes pay interest semiannually at a rate of 2.875% per annum. Beginning with the period commencing on July 20, 2014 and ending on January 14, 2015, and for each of the interest periods commencing thereafter, we will pay contingent interest on the notes if the average trading price of the notes during the five consecutive trading days ending on the second trading day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the notes. The contingent interest payable per note will equal 0.25% per year of the average trading price of such note during the applicable five trading-day reference period, payable in arrears. The notes will be convertible, under certain circumstances, at an initial conversion rate of 36.8395 shares per $1,000 principal amount of notes, which represents a 27.5% conversion premium based on the last reported sale price of $21.29 per share on July 10, 2007. Upon conversion, the notes may be settled in shares of Live Nation common stock or, at our election, cash or a combination of cash and shares of Live Nation common stock. The net proceeds from the offering, after deducting estimated offering expenses payable by us, were approximately $212.4 million.

Holders of the 2.875% convertible senior notes may require us to purchase for cash all or a portion of their notes on July 15, 2014, July 15, 2017 and July 15, 2022 at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any, subject to specified additional conditions. In addition, if we experience a fundamental change, as defined in the indenture governing the notes, holders may require us to purchase for cash all or a portion of their notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any.

On or after July 20, 2014, we may redeem all or a portion of the notes for cash at a price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest, if any.

Redeemable Preferred Stock

As part of the Separation, one of our subsidiaries sold 200,000 shares of Series A (voting) mandatorily Redeemable Preferred Stock to third-party investors and issued 200,000 shares of Series B (non-voting) mandatorily Redeemable Preferred Stock to Clear Channel which then sold this Series B Redeemable Preferred Stock to third-party investors. We did not receive any of the proceeds from the sale of the Series B Redeemable Preferred Stock sold by Clear Channel. As of March 31, 2008, we had 200,000 shares of Series A Redeemable Preferred Stock and 200,000 shares of Series B Redeemable Preferred Stock outstanding (collectively, the Preferred Stock) with an aggregate liquidation preference of $40 million. The Preferred Stock accrues dividends at 13% per annum and is mandatorily redeemable on December 21, 2011, although we are obligated to make an offer to repurchase the Preferred Stock at 101% of the liquidation preference in the event of a change of control.

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

At March 31, 2008, we were in compliance with all Redeemable Preferred Stock covenants. We expect to remain in compliance with all of our Redeemable Preferred Stock covenants throughout 2008. Based on the covenant in the Amended Preferred Stock Agreement related to our leverage ratio, we are currently paying an additional 2% interest on the Redeemable Preferred Stock outstanding.

Guarantees of Third-Party Obligations

As of March 31, 2008, we guaranteed the debt of third parties of approximately $2.9 million, primarily related to maximum credit limits on employee and tour related credit cards and guarantees of bank lines of credit of a nonconsolidated affiliate and a third-party promoter.

During 2006, in connection with our acquisition of Historic Theatre Group, we guaranteed obligations related to a lease agreement. In the event of default, we could be liable for obligations which have future lease payments (undiscounted) of approximately $30.9 million through the end of 2035. The venues under the lease agreement were included in the sale of our North American Theatrical Business. We entered into an Assumption Agreement with the buyer in connection with the sale, under which the buyer is assuming our obligations under the guaranty.

Disposal of Assets

During the three months ended March 31, 2008, we received $22.9 million of proceeds primarily related to the sale of the North America theatrical business and the sale of our equity interest in a motor sports related joint venture with NBC. These proceeds are presented net of any cash included in the assets sold.

Debt Covenants

The significant covenants on our multi-currency senior secured credit facility relate to total leverage, senior leverage, interest coverage and capital expenditures contained and defined in the credit agreement. The adjusted leverage ratio covenant requires us to maintain a ratio of consolidated total indebtedness minus unrestricted cash and cash equivalents, up to a maximum of $150 million (all as defined by the credit agreement), to consolidated earnings-before-interest-taxes-depreciation-and-amortization (as defined by the credit agreement, “Adjusted Consolidated EBITDA”) of less than 4.5 times through June 30, 2008, and less than 4.0 times thereafter, provided that aggregated subordinated indebtedness and permitted holding company indebtedness (as defined by the credit agreement) is less than $25 million or 6.0 times if greater than $25 million. The senior leverage covenant, which is only applicable provided aggregate subordinated indebtedness and permitted holding company indebtedness is greater than $25 million, requires us to maintain a ratio of adjusted consolidated senior indebtedness minus unrestricted cash and cash equivalents to Adjusted Consolidated EBITDA of less than 4.5 times through March 31, 2008 and 4.0 times thereafter. The interest coverage covenant requires us to maintain a minimum ratio of Adjusted Consolidated EBITDA to cash interest expense (as defined by the credit agreement) of 2.5 times. The capital expenditure covenant limits annual capital expenditures (as defined by the credit agreement) to $110 million or less, subject to a carryover provision. In the event that we do not meet these covenants, we are considered to be in default on the credit facilities at which time the credit facilities may become immediately due. This credit facility contains a cross default provision that would be triggered if we were to default on any other indebtedness greater than $10 million.

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

Other than the 2.875% convertible senior notes, we believe there are no other agreements that contain provisions that trigger an event of default upon a change in long-term debt ratings that would have a material impact on our financial statements.

At March 31, 2008, we were in compliance with all debt covenants. We expect to remain in compliance with all of our debt covenants throughout 2008.

Uses of Cash

Acquisitions

When we make acquisitions, especially of entities where we buy a controlling interest only, the acquired entity may have cash on its balance sheet at the time of acquisition. All amounts discussed in this section are presented net of any cash acquired. During the three months ended March 31, 2008, we used $6.8 million in cash for acquisitions in our various segments primarily related to the acquisition of the operating company that manages and holds the lease for the Heineken Music Hall located in Amsterdam.

Capital Expenditures

Venue operations is a capital intensive business, requiring consistent investment in our existing venues in order to address audience and artist expectations, technological industry advances and various federal, state and/or local regulations.

We categorize capital outlays into maintenance capital expenditures and revenue generating capital expenditures. Maintenance capital expenditures are associated with the renewal and improvement of existing venues and, to a lesser extent, capital expenditures related to information systems, web development and administrative offices. Revenue generating capital expenditures relate to either the construction of new venues or major renovations to existing buildings, buildings that are being added to our venue network or other expenditures that will create new or enhanced revenue streams. Capital expenditures typically increase during periods when venues are not in operation.

Our capital expenditures consisted of the following:

	Three Months Ended March 31,
(in thousands)	2008	2007
Maintenance capital expenditures	$6,257	$6,938
Revenue generating capital expenditures	16,863	6,741

Total capital expenditures	$23,120	$13,679

Revenue generating capital expenditures during the first three months of 2008 increased significantly from the same period in the prior year due to the development and renovation of various venues including The Point in Ireland and AMG venue expansion in Sheffield. Overall, we expect total capital expenditures to exceed the amounts incurred in 2007 due to venue development projects in progress including The Point, House of Blues in Houston and Boston, ticketing expansion, and AMG expansions in Brighton, Leeds and Sheffield.

We expect maintenance capital expenditures to be approximately $30.0 million for the full year 2008 and total revenue generating capital expenditures to total approximately $155.0 million for the full year 2008.

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

Cash Flows

	Three Months Ended March 31,
(in thousands)	2008	2007
Cash provided by (used in):
Operating activities	$154,464	$88,302
Investing activities	$(6,534)	$(29,291)
Financing activities	$(58,880)	$22,882

Operating Activities

Cash provided by operations was $154.5 million for the three months ended March 31, 2008, compared to $88.3 million for the three months ended March 31, 2007. The $66.2 million increase in cash provided by operations primarily resulted from changes in the event-related operating accounts which are dependent on the number and size of events for upcoming periods. We paid less prepaid event related expenses during the first three months of 2008 as compared to the same period of 2007 resulting in an increase to cash provided by operating activities. Additionally, we received more deferred revenue in the first three months of 2008 as compared to the same period of 2007 resulting in an increase to cash provided by operations. Conversely, the other assets increase was higher primarily due to advances under long-term artist arrangements, as well as prepaid rent on a leased venue, resulting in a decrease to cash provided by operating activities. These changes in event-related operating accounts are impacted by the timing, size and number of events related to music activity in the period.

Investing Activities

Cash used in investing activities was $6.5 million for the three months ended March 31, 2008, compared to $29.3 million for the three months ended March 31, 2007. The $22.8 million decrease in cash used in investing activities is primarily due to our equity investment in AMG in the first quarter of 2007, which we began consolidating in the third quarter of 2007, and no similar investment activity in 2008. This decrease was partially offset by higher capital expenditures during the three months ended March 31, 2008 as compared to the same period of the prior year primarily due to the development and renovation of various venues including The Point in Ireland and AMG venue expansion in Sheffield.

Financing Activities

Cash used in financing activities was $58.9 million for the three months ended March 31, 2008, as compared to cash provided by financing activities of $22.9 million for the three months ended March 31, 2007. The $81.8 million increase in cash used in financing activities was primarily a result of net payments made on our revolving credit facility in 2008 compared to net borrowings under our revolving credit facility in 2007.

Seasonality

Our North American Music and International Music segments typically experience higher operating income in the second and third quarters as our outdoor venues and international festivals are primarily used or occur during May through September. Our motor sports operations, included in other, typically experiences higher operating income during the first quarter of the calendar year. Our United Kingdom theater venue operation typically experiences its higher operating income during the first and fourth quarters of the calendar year as the theatrical venues have their highest rental usage from September through March. In addition, the timing of tours of top-grossing acts in our Global Artists segment can impact comparability of quarterly results year over year, although annual results may or may not be impacted.

Cash flows from our North American Music and International Music segments typically have a slightly different seasonality as payments are often made for artist performance fees and production costs in advance of the date the related event tickets go on sale. These artist fees and production costs are expensed when the event occurs. Once tickets for an event go on sale, we begin to receive payments from ticket sales, still in advance of when the event occurs. We record these ticket sales as revenue when the event occurs.

Market Risk

We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates.

Foreign Currency Risk

We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported an operating loss of $2.7 million for the three months ended March 31, 2008. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the three months ended March 31, 2008 by $0.3 million. As of March 31, 2008, our primary foreign exchange exposure included the Euro, British Pound, Swedish Kroner and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities.

Occasionally, we will use forward currency contracts to reduce our exposure to foreign currency risk. The principal objective of such contracts is to minimize the risks and/or costs associated with artist fee commitments. At March 31, 2008 we had $0.4 million outstanding in foreign currency contracts.

Interest Rate Risk

Our market risk is also affected by changes in interest rates. We had $764.2 million total debt outstanding as of March 31, 2008. Of the total amount, we have interest rate hedges with an aggregate notional amount of $162.5 million, an additional interest rate swap with a notional amount of $26.7 million, $273.3 million of fixed rate debt and $301.7 million of floating-rate debt.

Based on the amount of our floating-rate debt as of March 31, 2008, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $0.8 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of March 31, 2008 with no subsequent change in rates for the remainder of the period.

In March 2006, we entered into two separate interest rate swaps for which we purchased a series of interest rate caps and sold a series of interest rate floors with a $162.5 million aggregate notional amount that effectively converts a portion of our floating-rate debt to a fixed-rate basis. These agreements expire in March 2009. The fair value of these agreements at March 31, 2008 was a liability of $3.4 million. These agreements were put in place to eliminate or reduce the variability of a portion of the cash flows from the interest payments related to the senior secured credit facility. The terms of the senior secured credit facility required that an interest rate swap be put in place for at least 50% of the original $325 million senior term loan and for at least three years.

As part of the acquisition of AMG, we have interest rate swap agreements with a $26.7 million aggregate notional amount that effectively converts a portion of our floating-rate debt to a fixed-rate basis. These agreements expire in January 2015. These interest rate swap agreements have not been designated as hedging instruments. Therefore, any change in fair value is recorded in earnings during the period of the change.

In July 2007, we issued $220.0 million of 2.875% convertible senior notes due 2027. Beginning with the period commencing on July 20, 2014 and ending on January 14, 2015, and for each of the interest periods commencing thereafter, we will pay contingent interest on the notes if the average trading price of the notes during the five consecutive trading days ending on the second trading day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the notes. The contingent interest payable per note will equal 0.25% per year of the average trading price of such note during the applicable five trading-day reference period, payable in arrears.

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is as follows:

Three Months Ended March 31,		Year Ended December 31,
2008	2007	2007	2006	2005	2004
*	*	1.28	0.96	0.07	1.18

*	For the three months ended March 31, 2008 and 2007 fixed charges exceeded earnings before income taxes and fixed charges by $26.1 million and $17.3 million, respectively.

The ratio of earnings to fixed charges was computed on a total enterprise basis. Earnings represent income from continuing operations before income taxes less equity in undistributed net income (loss) of nonconsolidated affiliates plus fixed charges. 2007 and previous periods have not been restated to remove the impact of discontinued operations. Fixed charges represent interest, amortization of debt discount and expense, and the estimated interest portion of rental charges. Rental charges exclude variable rent expense for events in third-party venues.

Stock-Based Compensation

As of March 31, 2008, there was $31.5 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements for stock options and restricted stock awards. This cost is expected to be recognized over the next four years.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

In September 2006, the FASB, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or Statement 157. Statement 157 provides guidance for using fair value to measure assets and liabilities and also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Statement 157 does not expand the use of fair value in any new circumstances. We adopted Statement 157 on January 1, 2008 for all financial assets and liabilities recognized or disclosed at fair value in our Consolidated Financial Statements on a recurring basis (at least annually). In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date for these items was delayed to fiscal years beginning after November 15, 2008. We are currently assessing the impact on our nonfinancial assets and liabilities that the adoption of Statement 157 will have on our financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or Statement 159. Statement 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, Statement 159 specifies that all subsequent changes in fair value for that instrument will be reported in earnings. We adopted Statement 159 on January 1, 2008 and determined that we would not elect to measure any of our eligible financial instruments at fair value under the provisions of this standard.

Recently Issued Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations, or Statement 141(R). Statement 141(R) establishes revised principles and requirements for the recognition and measurement of assets and liabilities in a business combination. Statement 141(R) requires (i) recognition of 100% of the fair values of acquired assets, including goodwill, and assumed liabilities upon obtaining control, (ii) contingent consideration to be fair valued at acquisition date, (iii) transaction costs to be expensed as incurred, (iv) pre-acquisition contingencies to be accounted for at acquisition date at fair value and (v) costs of a plan to exit an activity or terminate or relocate employees to be accounted for as post-combination costs. Statement 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt Statement 141(R) on January 1, 2009 and apply the requirements of Statement 141(R) for business combinations that occur after the date of adoption.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, or Statement 160. Statement 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Statement 160 is effective for fiscal years beginning after December 15, 2008. The provisions of Statement 160 are applied prospectively with the exception of reclassifying noncontrolling interests to equity and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, which are required to be adopted retrospectively. We will adopt Statement 160 on January 1, 2009 and are currently assessing the impact adoption will have on our financial position and results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, or Statement 161. Statement 161 requires enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, or Statement 133, and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We will adopt Statement 161 in the first quarter of 2009.

In March 2008, the FASB discussed comments received on and decided to proceed to a draft of a final document on FASB Staff Position, or FSP, APB 14-a. This FSP would change the accounting for certain convertible debt instruments, including our 2.875% convertible senior notes. Under the proposed new rules for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the proposed new rules for our 2.875% convertible senior notes is that the equity component would be included in the additional paid-in capital section of shareholders’ equity on the our balance sheet and the value of the equity component would be treated as an original issue discount for purposes of accounting for the debt component of the 2.875% convertible senior notes. Higher interest expense would result by recognizing the accretion of the discounted carrying value of the 2.875% convertible senior notes to their face amount as interest expense over the expected term of the 2.875% convertible senior notes using an effective interest rate method of amortization. This FSP would be effective for fiscal years and interim periods beginning after December 15, 2008 and would be applied retrospectively to all periods presented. We are currently evaluating the proposed new rules and its impact on our current accounting for the 2.875% convertible senior notes. However, if the FSP is adopted in its current form, we expect to recognize additional interest expense starting in 2009 due to the interest expense accretion associated with the 2.875% convertible senior notes and to report greater than previously reported interest expense due to retrospective application.

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

Management believes that the accounting estimates involved in the allowance for doubtful accounts, impairment of long-lived assets and goodwill, revenue recognition, litigation accruals, stock-based compensation and accounting for income taxes are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. These critical accounting estimates, the judgments and assumptions and the effect if actual results differ from these assumptions are described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K filed with the SEC on February 29, 2008. There have been no changes to our critical accounting policies during the three months ended March 31, 2008.

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

Based on their evaluation as of March 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

We are a defendant in twenty-two putative class actions filed by different named plaintiffs in various U.S. District Courts throughout the country. The claims made in these actions are substantially similar to the claims made in the Heerwagen action described above, except that the geographic markets alleged are regional, statewide or more local in nature, and the members of the putative classes are limited to individuals who purchased tickets to concerts in the relevant geographic markets alleged. The plaintiffs seek unspecified compensatory, punitive and treble damages, declaratory and injunctive relief and costs of suit, including attorneys’ fees. We have filed our answers in some of these actions, and we have denied liability. On December 5, 2005, we filed a motion before the Judicial Panel on Multidistrict Litigation to transfer these actions and any similar ones commenced in the future to a single federal district court for coordinated pre-trial proceedings. On April 17, 2006, the Panel granted our motion and ordered the consolidation and transfer of the actions to the U.S. District Court for the Central District of California. On June 4, 2007, the Court conducted a hearing on the plaintiffs’ motion for class certification. On June 25, 2007, the Court entered an order to stay all proceedings in the case pending the Court’s ruling on the plaintiffs’ motion for class certification. On October 22, 2007, the Court ruled in the plaintiffs’ favor, granting the plaintiffs’ motion for class certification and certifying a class in the Chicago, New England, New York/New Jersey, Colorado and Southern California regional markets. On November 5, 2007, we filed a Petition for Permission to Appeal from Order Granting Class Certification with the U.S. District Court of Appeals for the Ninth Circuit. At a status conference conducted on November 5, 2007, the U.S. District Court extended its stay of all proceedings pending further developments in the U.S. Court of Appeals for the Ninth Circuit. On February 15, 2008, the U.S. Court of Appeals for the Ninth Circuit issued an order denying our Petition for Permission to Appeal. On February 20, 2008, we filed a Motion with the U.S. District Court for Reconsideration of its October 22, 2007 order granting the plaintiffs’ motion for class certification. On March 6, 2008, the U.S. District Court entered an order approving a stipulated continuance and stay of all proceedings pending further developments in the U.S. Court of Appeals for the Ninth Circuit. We intend to vigorously defend all claims in all of the actions.

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

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our 2007 Annual Report on Form 10-K describes some of the risks and uncertainties associated with our business which have the potential to materially affect our business, financial condition or results of operations. We do not believe that there have been any material changes to the risk factors previously disclosed in our 2007 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
4.1*	First Amendment to Lockup and Registration Rights Agreement, dated April 23, 2007, by and among Live Nation, Inc., Samco Investments Ltd., and Michael Cohl

10.1	Live Nation, Inc. Employee Stock Bonus Plan dated March 13, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 19, 2008)

10.2	Employment Agreement dated March 18, 2008 by and between Live Nation Worldwide, Inc. and Jason Garner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 24, 2008)

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2008.

LIVE NATION, INC.

By:	/s/ Kathy Willard
Kathy Willard
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
4.1*	First Amendment to Lockup and Registration Rights Agreement, dated April 23, 2007, by and among Live Nation, Inc., Samco Investments Ltd., and Michael Cohl

10.1	Live Nation, Inc. Employee Stock Bonus Plan dated March 13, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 19, 2008)

10.2	Employment Agreement dated March 18, 2008 by and between Live Nation Worldwide, Inc. and Jason Garner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 24, 2008)

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

*	Filed herewith.
**	Furnished herewith.