Form 10-Q
period 2008-06-30
Live Nation, Inc.
filed 2008-08-07
CIK 1335258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008,

or

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

On August 1, 2008, there were 75,770,496 outstanding shares of the registrant’s common stock, $0.01 par value per share, excluding 298,795 shares held in treasury.

LIVE NATION, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$453,368	$338,991
Accounts receivable, less allowance of $12,531 as of June 30, 2008 and $18,928 as of December 31, 2007	384,292	264,316
Prepaid expenses	377,460	186,379
Other current assets	58,484	44,722

Total Current Assets	1,273,604	834,408
PROPERTY, PLANT AND EQUIPMENT
Land, buildings and improvements	965,333	1,018,079
Furniture and other equipment	243,576	236,320
Construction in progress	102,541	51,725

	1,311,450	1,306,124
Less accumulated depreciation	405,140	391,079

	906,310	915,045
INTANGIBLE ASSETS
Intangible assets — net	511,892	382,999
Goodwill	502,206	471,542
OTHER LONG-TERM ASSETS
Notes receivable, less allowance of $745 as of June 30, 2008 and December 31, 2007	1,589	1,703
Investments in nonconsolidated affiliates	22,915	23,443
Other long-term assets	141,029	122,963

Total Assets	$3,359,545	$2,752,103

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$122,813	$79,273
Accrued expenses	471,341	511,636
Deferred revenue	782,300	259,868
Current portion of long-term debt	67,184	36,345
Other current liabilities	78,149	18,348

Total Current Liabilities	1,521,787	905,470
Long-term debt	726,898	786,261
Other long-term liabilities	139,138	91,465
Minority interest liability	72,309	61,841
Series A and Series B redeemable preferred stock	40,000	40,000
Commitments and contingent liabilities (Note 7)
SHAREHOLDERS’ EQUITY
Common stock	761	749
Additional paid-in capital	959,090	940,848
Retained deficit	(165,108)	(130,941)
Cost of shares held in treasury	(3,628)	—
Accumulated other comprehensive income	68,298	56,410

Total Shareholders’ Equity	859,413	867,066

Total Liabilities and Shareholders’ Equity	$3,359,545	$2,752,103

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands except share and per share data)
Revenue	$1,159,800	$986,277	$1,796,251	$1,506,589
Operating expenses:
Direct operating expenses	920,200	776,262	1,388,882	1,149,551
Selling, general and administrative expenses	173,098	163,442	334,714	305,909
Depreciation and amortization	33,223	24,347	67,600	51,409
Gain on sale of operating assets	(916)	(19,269)	(2,291)	(14,694)
Corporate expenses	10,474	9,263	22,115	19,059

Operating income (loss)	23,721	32,232	(14,769)	(4,645)
Interest expense	14,434	15,248	30,361	30,176
Interest income	(3,266)	(4,290)	(4,841)	(6,927)
Equity in losses (earnings) of nonconsolidated affiliates	1,136	(2,875)	1,425	(3,218)
Minority interest expense (income)	(2,241)	3,520	(4,483)	525
Other income — net	(264)	(307)	(1,115)	(354)

Income (loss) from continuing operations before income taxes	13,922	20,936	(36,116)	(24,847)
Income tax expense:
Current	9,907	14,468	13,215	16,665
Deferred	2,641	485	5,662	4,189

Income (loss) from continuing operations	1,374	5,983	(54,993)	(45,701)
Income (loss) from discontinued operations, net of tax	(139)	3,939	20,826	10,574

Net income (loss)	1,235	9,922	(34,167)	(35,127)
Other comprehensive income, net of tax	1,452	9,986	11,888	9,483

Comprehensive income (loss) )	$2,687	$19,908	$(22,279)	$(25,644)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.02	$0.09	$(0.73)	$(0.70)
Income from discontinued operations	—	0.06	0.28	0.16

Net income (loss)	$0.02	$0.15	$(0.45)	$(0.54)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.02	$0.09	$(0.73)	$(0.70)
Income from discontinued operations	—	0.06	0.28	0.16

Net income (loss)	$0.02	$0.15	$(0.45)	$(0.54)

Weighted average common shares outstanding:
Basic	75,720,739	65,521,804	75,352,837	65,510,822

Diluted	76,898,595	67,702,746	75,352,837	65,510,822

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2008	2007
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,167)	$(35,127)
Reconciling items:
Depreciation	37,914	39,117
Amortization of intangibles	29,853	13,596
Deferred income tax expense	5,662	4,121
Amortization of debt issuance costs	1,630	618
Non-cash compensation expense	5,864	5,799
Gain on sale of operating assets	(21,117)	(14,806)
Gain on sale of other investments	—	(64)
Equity in losses (earnings) of nonconsolidated affiliates	1,425	(3,218)
Minority interest expense (income)	(4,467)	427
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(100,290)	(152,759)
Increase in prepaid expenses	(177,960)	(217,800)
Increase in other assets	(55,857)	(43,698)
Increase in accounts payable, accrued expenses and other liabilities	33,261	90,429
Increase in deferred revenue	530,607	528,341
Increase in other — net	43	—

Net cash provided by operating activities	252,401	214,976
CASH FLOWS FROM INVESTING ACTIVITIES
Collection of notes receivable	88	1,857
Advances to notes receivable	—	(12,880)
Distributions from nonconsolidated affiliates	3,799	5,956
Investments made to nonconsolidated affiliates	(250)	(23,890)
Proceeds from disposal of other investments	—	3,616
Purchases of property, plant and equipment	(76,082)	(39,462)
Proceeds from disposal of operating assets, net of cash divested	23,127	60,195
Cash paid for acquisitions, net of cash acquired	(65,454)	(25,316)
Purchases of intangible assets	(5,981)	—
Decrease (increase) in other — net	(4)	417

Net cash used in investing activities	(120,757)	(29,507)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	52,887	87,051
Payments on long-term debt	(81,945)	(118,765)
Contributions from minority interest partners	8,847	—
Distributions to minority interest partners	(402)	(4,020)
Proceeds from exercise of stock options	—	424
Payments for purchases of common stock	(3,628)	—

Net cash used in financing activities	(24,241)	(35,310)
Effect of exchange rate changes on cash	6,974	2,622
Net increase in cash and cash equivalents	114,377	152,781
Cash and cash equivalents at beginning of period	338,991	313,880

Cash and cash equivalents at end of period	$453,368	$466,661

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

The Company’s reportable segments are North American Music, International Music, Artist Nation (previously known as Global Artists) and Ticketing (previously known as Global Digital). Prior to 2008, the Company reported a Global Theater segment, which has been eliminated after the divestiture of substantially all of the Company’s North American theatrical business (“North American Theatrical Business”) in January 2008. The Company’s United Kingdom theatrical venue operation business, previously included in Global Theater, is now reported in other operations and the few remaining North American theater venues are now reported in North American Music. The North American Music segment principally involves the promotion of live music events in the Company’s owned and/or operated venues and in rented third-party venues and the operation and management of music venues principally in the United States and Canada. The International Music segment principally involves the promotion of live music events in the Company’s owned and/or operated venues and in rented third-party venues, the production of music festivals and the operation and management of music venues outside of North America. The Artist Nation segment principally involves the promotion and/or production of global music tours as well as providing various services to artists including recorded music and music publishing, merchandise, artist fan sites and VIP ticketing, broadcast/digital media rights, and sponsorship and marketing services. The Ticketing segment principally involves the management of the Company’s in-house centralized ticketing operations, the development of the Company’s new ticketing initiative and online and wireless distribution activities, including the development of the Company’s website. In addition, the Company has operations in the specialized motor sports, United Kingdom theatrical venue operations and other businesses, which are included under other operations.

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP will change the accounting for certain convertible debt instruments, including the Company’s 2.875% convertible senior notes. Under the new rules for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity would separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the new rules for the Company’s notes is that the equity component will be included in the additional paid-in capital section of shareholders’ equity on the Company’s balance sheet and the value of the equity component will be treated as an original issue discount for purposes of accounting for the debt component of the notes. Higher interest expense will result by recognizing the accretion of the discounted carrying value of the notes to their face amount as interest expense over the expected term of the notes using an effective interest rate method of amortization. This FSP is effective for fiscal years and interim periods beginning after December 15, 2008 and is required to be applied retrospectively to all periods presented. The Company is currently evaluating the new rules and its impact on the Company’s current accounting for its notes and expects to recognize additional interest expense starting in 2009 due to the interest expense accretion associated with the notes and to report greater than previously reported interest expense due to retrospective application.

NOTE 2 — LONG-LIVED ASSETS

Definite-lived Intangibles

The Company has definite-lived intangible assets which are amortized over the shorter of either the respective lives of the agreements or the period of time the assets are expected to contribute to the Company’s future cash flows. The following table presents the gross carrying amount and accumulated amortization of definite-lived intangible assets as of June 30, 2008 and December 31, 2007:

	June 30, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Venue management and leasehold interests	$133,948	$(17,941)	$82,693	$(8,848)
Artist relationships and other revenue-generating contracts	378,005	(43,696)	298,197	(28,962)
Trademarks and naming rights	26,059	(5,105)	14,390	(4,042)
Other	7,307	(969)	4,286	(761)

Total	$545,319	$(67,711)	$399,566	$(42,613)

During the six months ended June 30, 2008, the Company recorded additional definite-lived intangible assets totaling $119.9 million due primarily to purchase accounting adjustments for venue management and leasehold interests, naming rights, artist relationships and revenue-generating contracts resulting from the Company’s 2007 acquisition of Academy Music Holdings Limited Group (“AMG”), the acquisition in the first quarter of 2008 of the operating company that manages and holds the lease for the Heineken Music Hall located in Amsterdam, and the second quarter acquisitions of a 51% interest in Live Nation – Haymon Ventures, LLC and a 78.3% interest in DFC Holdings Limited (“DFC”), a promoter in Scotland, through a joint venture with Gaiety Investments. The Company owns 50.1% of the joint venture with Gaiety Investments. These additional definite-lived intangible assets have a weighted average life of approximately eleven years. Additionally, the Company recorded purchase accounting adjustments for the Company’s 2007 acquisition of the remaining interest in Concert Productions International (“CPI”) resulting in a reduction of $28.3 million in artist relationship intangibles due to a reclass to goodwill.

In addition, the Company recorded other definite-lived intangible assets of $51.6 million related to entering into certain artist rights agreements.

Total amortization expense from definite-lived intangible assets for the three months ended June 30, 2008 and 2007 and six months ended June 30, 2008 and 2007 was $12.9 million, $5.8 million, $29.9 million and $13.6 million, respectively. The increase for the three and six months ended June 30, 2008 as compared to the same periods of the prior year was primarily due to amortization of intangible assets related to purchase accounting adjustments for the Company’s acquisitions of AMG and CPI in the third quarter of 2007 and intangible assets associated with certain artist rights agreements.

Indefinite-lived Intangibles

The Company has indefinite-lived intangible assets which consist primarily of the intangible value related to trade names which are reviewed for impairment at least annually. These indefinite-lived intangible assets had a carrying value of $34.3 million and $26.0 million as of June 30, 2008 and December 31, 2007, respectively. The increase in indefinite-lived intangible assets during 2008 was due primarily to the intangible value related to trade names resulting from purchase accounting adjustments for the Company’s 2007 acquisition of AMG.

Goodwill

The Company tests goodwill for impairment at least annually using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of any potential impairment, compares the implied fair value of the reporting unit with the carrying amount of goodwill. Prior to 2008, the Company reported a Global Theater segment, which has been eliminated after the divestiture of substantially all of the Company’s North American Theatrical Business in January 2008. The Company’s United Kingdom theatrical venue operation business, previously included in Global Theater, is now reported in other operations. For each reportable operating segment, the reporting units were determined to be either the operating segment or the components thereof in accordance with FASB Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. The following table presents the changes in the carrying amount of goodwill in each of the Company’s segments for the six-month period ended June 30, 2008:

	North American Music	International Music	Artist Nation	Ticketing	Other(1)	Total
	(in thousands)
Balance as of December 31, 2007	$210,184	$176,813	$74,093	$—	$10,452	$471,542
Acquisitions	(20)	3,520	29,469	—	—	32,969
Dispositions	—	—	—	—	(3,150)	(3,150)
Foreign currency	(797)	10,578	—	—	—	9,781
Adjustments	(3,930)	(3,421)	(785)	—	(800)	(8,936)

Balance as of June 30, 2008	$205,437	$187,490	$102,777	$—	$6,502	$502,206

(1)	The beginning balance includes $6.7 million which was previously reported in the Global Theater segment, which has been eliminated due to the divestiture of the North American Theatrical Business.

Included in the acquisition amount above is $39.7 million of goodwill related to the Company’s acquisition of a 78.3% interest in DFC, the acquisition of the operating company that manages and holds the lease for the Heineken Music Hall, and the acquisition of the remaining interests the Company did not already own in Lugerinc AB and Moondog Entertainment, both music-related companies in Sweden.

Also included in the acquisition amount above is a reduction of goodwill recorded in 2008 related to adjustments in the purchase accounting for the Company’s 2007 acquisition of AMG. This AMG adjustment included a reduction in goodwill of $62.6 million related to the recording of the fair value of definite-lived and indefinite-lived intangibles and fixed assets, partially offset by an increase in goodwill of $25.0 million related to deferred taxes and minority interest in connection with this acquisition. Additionally, included in the acquisition amount above is an increase of $31.9 million to goodwill related to adjustments in the purchase accounting for the Company’s 2007 acquisition of CPI.

Included in the disposition amount above is $3.2 million related to the sale of the North American Theatrical Business.

In addition, the Company recorded adjustments of $8.9 million primarily related to deferred tax assets, with an offset to goodwill, due to the limited availability of future tax deductions as a result of the settlement of certain Internal Revenue Service audits of the Company for periods prior to Clear Channel’s acquisition in 2000.

The Company is in the process of finalizing its purchase accounting for recent acquisitions which could result in a change to the relevant purchase price allocations.

NOTE 3 — RESTRUCTURING

As part of the Company’s acquisition of House of Blues Concerts Canada (“HOB Canada”) in June 2007, the Company accrued $1.2 million in restructuring costs in its North American Music segment related to severance costs. These additional costs were recorded as part of the purchase price allocation. As of June 30, 2008, the accrual balance for the HOB Canada restructuring was $0.2 million. This restructuring resulted in the termination of eight employees.

As part of the Company’s acquisition of Mean Fiddler Music Group, PLC, subsequently renamed Festival Republic (“Mean Fiddler”) in July 2005, the Company accrued a total of $7.4 million in its International Music segment primarily related to lease terminations which it expects to pay over the next several years. These additional costs were recorded as part of the purchase price allocation. In August 2007, the Company sold seven small-sized music venues that were acquired with Mean Fiddler resulting in a reduction of $4.4 million in the restructuring accrual, with an offset to goodwill, for the lease terminations related to these venues. As of June 30, 2008, the accrual balance for the Mean Fiddler restructuring was $1.1 million.

In addition, the Company has a remaining restructuring accrual of $1.9 million as of June 30, 2008, related to its merger with Clear Channel in August 2000.

In total, the Company has recorded a liability in purchase accounting related to severance for terminated employees and lease terminations as follows:

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Severance and lease termination costs:
Accrual at January 1	$3,543	$13,132
Restructuring accrual recorded	—	1,177
Payments charged against restructuring accrual	(321)	—
Adjustments and foreign currency	(34)	(5,348)

Accrual at June 30	$3,188	$8,961

The accrual at June 30, 2008 is comprised of $0.8 million of severance and $2.4 million of lease termination costs. The severance accrual includes amounts that will be paid over the next several years related to deferred payments to former employees, as well as other compensation. The lease termination accrual will be paid over the next 16 years. During the three and six months ended June 30, 2008, $0.1 and $0.3 million, respectively, was charged to the restructuring reserve related to severance.

NOTE 4 — DISCONTINUED OPERATIONS

In January 2008, the Company completed the sale of its North American Theatrical Business, which included the assets of the North American theatrical presenting business and certain theatrical venues, to Key Brand Entertainment Inc. and its lenders for a gross sales price of $90.4 million pursuant to a Stock Purchase Agreement. After fees, expenses, an adjustment to replace the show cash of the North American Theatrical Business that was previously removed from the operations and utilized by the Company and other adjustments, the Company will receive approximately $31.3 million of proceeds, net of cash sold and transaction costs. The sale of the North American Theatrical Business resulted in a total gain of $18.0 million.

The Company has reported the North American Theatrical Business as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the results of operations for all periods presented have been reclassified to reflect the North American Theatrical Business as discontinued operations.

Summary operating results of discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Revenue	$—	$53,288	$15,600	$117,161
Operating expenses	—	49,132	13,968	106,645
Loss (gain) on sale of operating assets	—	1	—	(112)
Other income — net	—	(179)	(688)	(350)

Income before income taxes	—	4,334	2,320	10,978
Income tax expense	—	395	320	404

Income from discontinued operations before loss (gain) on disposal	—	3,939	2,000	10,574
Loss (gain) on disposal, net of tax	139	—	(18,826)	—

Income (loss) from discontinued operations	$(139)	$3,939	$20,826	$10,574

NOTE 5 — DERIVATIVE INSTRUMENTS

In March 2006, the Company entered into two interest rate swap agreements, designated as cash flow hedges, which are combinations of purchased interest rate caps on a notional amount of a total of $162.5 million and sold floors over the same period on a total of $121.9 million of the notional amount to effectively convert a portion of its floating-rate debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s variable rate debt as required by the Company’s senior secured credit facility, thus reducing the impact of interest rate changes on future interest expense. Approximately 36% of the Company’s outstanding term loans had its interest payments designated as the hedged forecasted transactions against the interest rate swap agreements at June 30, 2008. As of June 30, 2008, the interest rate for these hedges was fixed at 5.11% on a variable rate of 2.8% based on a 3-month LIBOR; this variable rate is subject to quarterly adjustments. For the three months ended June 30, 2008 and 2007 and the six months ended June 30, 2008 and 2007, these hedges were determined to be highly effective and the Company recorded an unrealized gain of $1.5 million, $0.9 million, an unrealized loss of $0.2 million, and an unrealized gain of $0.4 million, respectively, as a component of other comprehensive income (loss). Based on the current interest rate expectations, the Company estimates that approximately $1.9 million of this loss in other comprehensive income will be reclassified into earnings in the next 12 months as an offset to interest expense.

The Company has recorded a gain (loss) and related asset (liability) related to these derivative instruments during the period as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Balance at beginning of period	$(3,420)	$(332)	$(1,784)	$104
Unrealized holding gain (loss) on cash flow derivatives	1,476	871	(160)	435

Balance at end of period	$(1,944)	$539	$(1,944)	$539

As part of the acquisition of AMG, the Company also has interest rate swap agreements to convert $26.9 million of AMG’s long-term debt from floating-rate debt to a fixed-rate basis. These interest rate swap agreements have not been designated as hedging instruments. Therefore, any change in fair value is recorded in earnings during the period of the change. As of June 30, 2008, the change in fair value was not significant to the Company’s results of operations.

The Company’s 2.875% convertible senior notes issued in July 2007 include certain provisions which are bifurcated from the notes and accounted for as derivative instruments. At the date of issuance and as of June 30, 2008, the fair value of these provisions is considered de minimis.

In 2007, the Company guaranteed to a third party a minimum value of its stock pursuant to a contractual arrangement. As of June 30, 2008 and December 31, 2007, the fair value of this guarantee is $12.6 million and $10.5 million, respectively. The change in fair value of this guarantee is recorded as a component of depreciation and amortization expense.

Occasionally, the Company will use forward currency contracts to reduce its exposure to foreign currency risk. The principal objective of such contracts is to minimize the risks and/or costs associated with artist fee commitments. At June 30, 2008, the Company had no outstanding forward currency contracts.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of June 30, 2008, which are classified as Cash and cash equivalents, Other long-term assets, Other current liabilities and Other long-term liabilities:

Recurring Fair Value Measures (in thousands)	Fair Value Measurements at June 30, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$43,400	$—	$—	$43,400
Investment in Rabbi Trust	2,562	—	—	2,562

Total	$45,962	$—	$—	$45,962

Liabilities:
Interest rate swaps	$—	$2,261	$—	$2,261
Embedded derivatives	—	12,578	—	12,578
Other liabilities	2,562	—	—	2,562

Total	$2,562	$14,839	$—	$17,401

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

During 2006, in connection with the Company’s acquisition of Historic Theatre Group, the Company guaranteed obligations related to a lease agreement. In the event of default, the Company could be liable for obligations which have future lease payments (undiscounted) of approximately $30.9 million through the end of 2035. The scheduled future minimum rentals for this lease for the years 2008 through 2012 are $1.6 million each year. The venues under the lease agreement were included in the sale of the North American Theatrical Business. The Company entered into an Assumption

Agreement with the buyer in connection with the sale, under which the buyer is assuming the Company’s obligations under the guaranty, however the Company remains contingently liable to the lessor. The Company believes that the likelihood of a material liability being triggered under this lease is remote, and no liability has been accrued for these contingent lease obligations as of June 30, 2008.

As of June 30, 2008 and December 31, 2007, the Company guaranteed the debt of third parties of approximately $2.3 million and $2.8 million, respectively, primarily related to maximum credit limits on employee and tour related credit cards and bank lines of credit of a nonconsolidated affiliate and a third-party promoter.

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

NOTE 8 — RELATED-PARTY TRANSACTIONS

Transactions with Clear Channel

From time to time, the Company purchases advertising from Clear Channel and its subsidiaries in the ordinary course of business. For the three months ended June 30, 2008 and 2007 and the six months ended June 30, 2008 and 2007, the Company recorded $4.1 million, $3.0 million, $6.6 million and $5.4 million, respectively, as components of direct operating expenses and selling, general and administrative expenses for these advertisements.

Transactions with Directors

Through a stock purchase agreement in September 2007, the Company completed the purchase of all of the equity interests in CPI and related companies and subsidiaries (collectively, the “CPI Companies”) that the Company did not already own. Michael Cohl, a director of Live Nation at the time, owned both a direct and an indirect ownership interest in the CPI Companies at the time of the completion of this purchase. The CPI Companies and the Company concurrently entered into a services agreement with KSC Consulting (Barbados) Inc. (“KSC”) which provided for the executive services of Mr. Cohl, pursuant to which Mr. Cohl served as Chief Executive Officer of the CPI Companies and Chairman and Chief Executive Officer of the Company’s former Live Nation Artists division for a term of five years. In June 2008, the parties entered into an amendment to the services agreement, under which Mr. Cohl will perform consulting services for the Company through June 2012. In connection with this amendment, the Company paid KSC a lump-sum payment of $4.5 million as full payment for Mr. Cohl’s services under the consulting engagement. As part of that amendment, Mr. Cohl resigned as a director of the Company and from all offices he held with the Company. For the three months ended June 30, 2008 and 2007 and the six months ended June 30, 2008 and 2007, KSC was paid $0.4 million, $0.2 million, $0.8 million and $0.5 million, respectively, under the original services agreement. In addition, in March 2008, KSC was awarded a bonus of 41,220 shares of the Company’s common stock that were issued in April 2008.

Other Related Parties

During the six months ended June 30, 2008, the Company paid $10.2 million in connection with two acquisitions of companies owned by various members of management of the Company’s subsidiaries. The companies acquired held the leases of two venues.

The Company conducts certain transactions in the ordinary course of business with companies that are owned, in part or in total, by various members of management of the Company’s subsidiaries or companies over which the Company has significant influence. These transactions primarily relate to venue rentals, including a rental advance in 2008, concession services, equipment rental, ticketing, marketing and other services and reimbursement of certain costs. Expenses of $4.8 million, $2.7 million, $12.3 million and $4.2 million were incurred for the three months ended June 30, 2008 and 2007 and the six months ended June 30, 2008 and 2007, respectively, and revenue of $0.6 million, $0.5 million, $1.3 million and $0.8 million were earned for those same periods, respectively, from these companies for services rendered or provided in relation to these business ventures.

None of these transactions were with directors or executive officers of the Company.

NOTE 9 — INCOME TAXES

The Company customarily calculates interim effective tax rates in accordance with Accounting Principles Board Opinion 28, Interim Financial Reporting (“APB 28”). As required by APB 28, the Company applies the estimated annual effective tax rate to year-to-date pretax income (or loss) at the end of each interim period to compute a year-to-date tax expense (or benefit). FASB Interpretation No. 18 (“FIN 18”) requires departure from customary effective tax rate computations when losses incurred within tax jurisdictions cannot be carried back and future profits associated with operations in those tax jurisdictions cannot be assured beyond any reasonable doubt. Accordingly, the Company has calculated an expected annual effective tax rate of 35%, excluding significant, unusual or extraordinary items, for ordinary income associated with operations, which are principally outside of the United States, for which the Company currently expects to have annual taxable income. That effective tax rate has been applied to year-to-date earnings for those operations for which the Company currently expects to have taxable income. The Company has not recorded tax benefits associated with losses from operations for which future taxable income cannot be reasonably assured. As required by APB 28, the Company also includes tax effects of significant, unusual or extraordinary items in income tax expense in the interim period in which they occur.

Total income tax expense as a percentage of the Company’s income (loss) from continuing operations before income taxes is (52%) for the six months ended June 30, 2008. Of the $18.9 million of total tax, 49% relates to statutory tax on profitable operations which are principally operations outside of the United States and reflect an effective tax rate for those jurisdictions of 35%. Of the remainder of the tax expense, 6% relates to state and local taxes, 13% relates to interest and penalties for uncertain tax positions and 32% relates to adjustments for significant, unusual and extraordinary items, including valuation allowances recorded against deferred tax assets. No tax benefit has been recorded for entities that have losses, as those losses cannot be carried back, and because future profits associated with such operations do not meet the more likely than not criteria for asset recognition.

During the first six months of 2007, the effective tax rate applied to year-to-date earnings in taxable jurisdictions for which the Company expected to have taxable income was 29%. During the first six months of 2008, an effective tax rate of

35% was applied to year-to-date earnings in taxable jurisdictions for which the Company expects to have taxable income. The increase in the effective tax rate applied during 2008 is principally related to larger permanent differences as a percentage of pre-tax income relative to 2007.

During the six months ended June 30, 2008, the Company revised its estimated annual effective tax rate to account for the tax effects arising from a change in the statutory rate applicable to temporary differences related principally to AMG and other United Kingdom operations. As a result, income tax expense for the first six months was adjusted to reflect the effects of the change in the tax law and resulted in a decrease in income tax expense of $1.7 million during the second quarter. This amount is principally attributable to the application of enacted tax rates to deferred tax balances established for AMG.

The Company has U.S. federal net operating loss carry forwards that, if not used, will expire between calendar years 2008 and 2028. The amount of net operating loss carry forwards that will expire in 2008 and 2009 if not used are $5.7 million and $25.6 million, respectively.

Historically, the Company has reinvested all foreign earnings in its foreign operations. During the six months ended June 30, 2008, the Company repatriated $17.6 million from one of its non-U.S. North American operations. The Company has determined that the repatriation generates no incremental U.S. tax due to the Company’s current net operating loss position. The Company believes all undistributed foreign earnings will be permanently reinvested in its foreign operations.

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

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Numerator:
Income (loss) from continuing operations	$1,374	$5,983	$(54,993)	$(45,701)
Effect of dilutive securities: 2.875% convertible senior notes	—	—	—	—

Numerator for income (loss) from continuing operations per common share — diluted	$1,374	$5,983	$(54,993)	$(45,701)
Denominator:
Weighted average common shares	75,721	65,522	75,353	65,511
Effect of dilutive securities:
Stock options, restricted stock, and warrants	1,178	2,181	—	—
2.875% convertible senior notes	—	—	—	—

Denominator for income (loss) from continuing operations per common share — diluted	76,899	67,703	75,353	65,511
Income (loss) from continuing operations per common share:
Basic	$0.02	$0.09	$(0.73)	$(0.70)
Diluted	$0.02	$0.09	$(0.73)	$(0.70)

The calculation of diluted net income (loss) per common share includes the effects of the assumed exercise of any outstanding stock options and warrants, the assumed vesting of shares of restricted stock and the assumed conversion of the 2.875% convertible senior notes where dilutive. For the three months ended June 30, 2008 and 2007, the diluted weighted average common shares outstanding excludes the dilutive effect of 2,563,750 and 1,960,000 stock options and warrants, respectively, since such options and warrants have an exercise price in excess of the average market price of the Company’s common stock. In addition, for the three months ended June 30, 2008, the diluted weighted average common shares outstanding excludes 8,104,690 conversion shares related to the Company’s 2.875% convertible senior notes because such securities are anti-dilutive. For the six months ended June 30, 2008 and 2007, the Company has excluded all potentially dilutive securities, such as nonvested restricted stock, outstanding options and warrants to purchase common stock, from the calculation of diluted net loss per common share because such securities are anti-dilutive.

In April 2008, the Company agreed to issue 775,434 shares of the Company’s common stock in connection with a music-related rights agreement. These shares have not yet been issued.

NOTE 11— OTHER INFORMATION

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

NOTE 12 — SEGMENT DATA

The Company’s reportable segments are North American Music, International Music, Artist Nation and Ticketing. Prior to 2008, the Company reported a Global Theater segment, which has been eliminated after the divestiture of substantially all of the Company’s North American Theatrical Business in January 2008, which is reported as discontinued operations. The remaining North American theatrical venues which were not sold and the Company’s theatrical assets in the United Kingdom, both previously included in Global Theater, are now reported in the North American Music segment and other operations, respectively. Multiple operating segments are aggregated as the reportable segment for Artist Nation. The North American Music segment principally involves the promotion of live music events in the Company’s owned and/or operated venues and in rented third-party venues and the operation and management of music venues primarily in the United States and Canada. The International Music segment principally involves the promotion of live music events in the Company’s owned and/or operated venues and in rented third-party venues, the production of music festivals and the operation and management of music venues outside of North America. The Artist Nation segment principally involves the promotion and/or production of global music tours as well as providing various services to artists including recorded music and music publishing, merchandise, artist fan sites and VIP ticketing, broadcast/digital media rights, and sponsorship and marketing services. The Ticketing segment principally involves the management of the Company’s in-house centralized ticketing operations, the development of the Company’s new ticketing initiative and online and wireless distribution activities, including the development of the Company’s website. Other operations include specialized motor sports, the United Kingdom theatrical venue operations and other businesses.

In addition to the segment changes discussed above, the Company reclassified the non-touring businesses acquired in the CPI acquisition from the Artist Nation segment to other operations. For the three and six months ended June 30, 2007, these reclassifications were not significant to the segment results.

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

There are no customers that individually account for more than ten percent of the Company’s consolidated revenue in any year.

	North American Music	International Music	Artist Nation	Ticketing	Other	Corporate	Eliminations	Consolidated
(in thousands)
Three Months Ended June 30, 2008
Revenue	$619,700	$377,150	$125,331	$7,308	$49,161	$—	$(18,850)	$1,159,800
Direct operating expenses	484,231	308,528	109,608	3,423	33,263	—	(18,853)	920,200
Selling, general and administrative expenses	85,013	43,232	21,342	6,558	16,950	—	3	173,098
Depreciation and amortization	15,020	5,632	8,017	1,618	2,205	731	—	33,223
Loss (gain) on sale of operating assets	2	(6)	(112)	—	(935)	135	—	(916)
Corporate expenses	—	—	—	—	—	10,474	—	10,474

Operating income (loss)	$35,434	$19,764	$(13,524)	$(4,291)	$(2,322)	$(11,340)	$—	$23,721

Intersegment revenue	$17	$5,903	$11,671	$—	$1,259	$—	$—	$18,850

Three Months Ended June 30, 2007
Revenue	$466,578	$335,239	$128,569	$2,914	$55,457	$—	$(2,480)	$986,277
Direct operating expenses	360,200	272,096	113,906	766	31,774	—	(2,480)	776,262
Selling, general and administrative expenses	92,220	33,237	13,505	3,420	21,060	—	—	163,442
Depreciation and amortization	13,163	3,693	2,908	479	2,801	1,303	—	24,347
Loss (gain) on sale of operating assets	(6,060)	(13,027)	—	—	(145)	(37)	—	(19,269)
Corporate expenses	—	—	—	—	—	9,263	—	9,263

Operating income (loss)	$7,055	$39,240	$(1,750)	$(1,751)	$(33)	$(10,529)	$—	$32,232

Intersegment revenue	$84	$293	$1,076	$—	$1,027	$—	$—	$2,480

Six Months Ended June 30, 2008
Revenue	$919,821	$506,053	$195,211	$13,026	$182,714	$—	$(20,574)	$1,796,251
Direct operating expenses	724,375	398,647	170,060	5,507	110,870	—	(20,577)	1,388,882
Selling, general and administrative expenses	163,361	81,538	39,589	13,730	36,493	—	3	334,714
Depreciation and amortization	29,219	13,070	16,936	2,019	4,533	1,823	—	67,600
Loss (gain) on sale of operating assets	2	43	(117)	—	(2,823)	604	—	(2,291)
Corporate expenses	—	—	—	—	—	22,115	—	22,115

Operating income (loss)	$2,864	$12,755	$(31,257)	$(8,230)	$33,641	$(24,542)	$—	$(14,769)

Intersegment revenue	$12	$5,946	$12,998	$—	$1,618	$—	$—	$20,574
Identifiable assets	$1,225,167	$1,031,903	$640,789	$29,929	$347,169	$84,588	$—	$3,359,545
Capital expenditures	$14,760	$45,930	$2,562	$9,574	$1,622	$1,634	$—	$76,082

Six Months Ended June 30, 2007
Revenue	$714,878	$439,825	$151,428	$4,215	$200,335	$—	$(4,092)	$1,506,589
Direct operating expenses	551,813	343,808	131,199	772	126,051	—	(4,092)	1,149,551
Selling, general and administrative expenses	168,739	65,566	24,109	6,644	40,851	—	—	305,909
Depreciation and amortization	26,868	8,259	6,638	1,086	5,987	2,571	—	51,409
Loss (gain) on sale of operating assets	(6,060)	(13,092)	—	—	4,516	(58)	—	(14,694)
Corporate expenses	—	—	—	—	—	19,059	—	19,059

Operating income (loss)	$(26,482)	$35,284	$(10,518)	$(4,287)	$22,930	$(21,572)	$—	$(4,645)

Intersegment revenue	$99	$293	$2,185	$—	$1,515	$—	$—	$4,092
Identifiable assets	$1,193,004	$846,263	$334,948	$14,152	$365,777	$59,146	$—	$2,813,290
Capital expenditures	$25,016	$1,916	$1,399	$5,309	$2,321	$3,501	$—	$39,462

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Special Note About Forward-Looking Statements

Certain statements contained in this quarterly report (or otherwise made by us or on our behalf from time to time in other reports, filings with the Securities and Exchange Commission, or the SEC, news releases, conferences, internet postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, notwithstanding that such statements are not specifically identified. Forward-looking statements include, but are not limited to, statements about our financial position, business strategy, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition, the effects of future legislation or regulations and plans and objectives of our management for future operations. We have based our forward-looking statements on our beliefs and assumptions based on information available to us at the time the statements are made. Use of the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “outlook,” “could,” “target,” “project,” “seek,” “predict,” or variations of such words and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

Executive Overview

During the second quarter of 2008, we continued to execute on our strategy to improve and build our core business, consolidate our global platform through our international promoter network and expansion of key venues, expand our relationship with both artists and fans to increase revenues and product offerings and divest non-core operations. The highlights for each of our segments for the second quarter of 2008 were:

North American Music

•

The second quarter of 2008 showed improved operating results in arena and amphitheater shows due to more shows and higher ticket prices. Shows included the Jonas Brothers, Van Halen, Jay-Z, Tim McGraw and Dave Matthews Band. Van Halen’s tour, which was completed in June 2008, finished as the highest grossing tour in the band’s history.

•

Our owned and/or operated amphitheaters continue to show improved results during the second quarter of 2008 as our number of shows increased by 31, or 14% while at the same time benefitting from an increase of 29% in the attendance at these events. The average ancillary sales per attendee also increased to $17.46 from $17.00 in 2007, despite the general weakness in the U.S. economy in 2008.

•

In June 2008, we entered into a joint venture relationship of which we own a 51% interest of Live Nation-Haymon Ventures, LLC to promote urban events in North America. We believe our partner in this venture is one of the top promoters of urban events.

•

Overall, the second quarter included approximately 2,700 events for North American Music, an increase of 11% as compared to the second quarter of 2007. Attendance at these events totaled 8.1 million, an increase over the 6.1 million attendees for the same period of 2007.

International Music

•

The second quarter of 2008 included approximately 900 events that we promoted in International Music, a slight decrease to the approximately 1,000 events promoted in the same period of 2007, with attendance of 3.4 million, a decrease of 0.3 million attendees. This quarter included events for Neil Diamond, Vasco Rossi and Celine Dion.

•

In April 2008, we acquired 78.33% of DFC Holdings Limited in Scotland, which includes a concert promotion company and the T in the Park festival. This acquisition was made by LN Gaiety Holdings, the joint venture of which we own 50.1%.

•

We completed the acquisition of a 65% interest in Mirage Promotions FZ-LLC, a leading promoter in Dubai in May 2008. Also, in June 2008, we acquired the remaining 51% of Lugerinc AB and 75% of Moondog Entertainment AB, both music-related companies located in Sweden, bringing our total ownership in each of these entities to 100%.

•	Festival timing changed slightly from 2007 causing more event days, and therefore more of the operating income, for the International Music festivals to move into the third quarter of 2008.

Artist Nation

•

In April 2008, we entered into a 10-year global rights agreement with Jay-Z and also formed a joint venture with Marcy Media, an entity related to Jay-Z. That joint venture, of which we own 50%, is expected to provide artist services including recorded music distribution, merchandise, music publishing and sponsorships.

•	In June 2008, we entered into a 10-year global rights agreement with Shakira, thereby expanding our relationship with her for the majority of her music-related assets.

•

Madonna announced her first tour under our extended rights relationship in May 2008. This tour is scheduled to begin in August and we believe that it may surpass previous tours to be the largest tour ever, in terms of revenue, by a female touring artist.

•

During 2008, we provided artist services to a total of 895 artists. These services included, among others, fan club and website management, merchandise distribution and licensing and creative services.

•

Subsequent to the end of the second quarter, we announced that we had signed an extended rights agreement with Nickelback. This arrangement represents all incremental business to us as we have not previously promoted their tours or had any other relationship with the band.

•

These new long-term artist agreements, along with our previously announced partnerships with Madonna and U2, show that we are continuing to execute on our strategy to extend relationships with key artists to expand our operations and improve profit margins over time.

Ticketing

•

This segment includes the results of our in-house centralized ticketing operations and the revenue and costs associated with our website, www.livenation.com. We derive the majority of our revenue in Ticketing from service charges earned on tickets sold through our in-house centralized ticketing operations.

•

We continue to move towards the launch of our ticketing platform for 2009. By being able to sell our tickets at our owned and/or operated venues, we believe that we will be able to control customer data, create enhanced ticket-based concert products and capitalize on expanded distribution channels and sponsorship opportunities.

•

In June 2008, we added the FAST LANETM program, which allows fans that buy their tickets online through Livenation.com to enter events on a priority basis before fans that buy their tickets through other channels.

•

Livenation.com, our online destination for music fans, continues its enhancements to our suite of software tools that allows our fans to access concert information. We currently expect that these enhancements will be rolled out close to the time that we go live on our ticketing platform.

Other information

•

As of June 30, 2008, we have 623 local, national and international corporate sponsors. These relationships are with sponsors across various categories and include companies such as Citi, Wrigley, MBNA, O2 and Verizon.

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

Segment Overview

Our reportable segments are North American Music, International Music, Artist Nation (previously known as Global Artists), and Ticketing (previously known as Global Digital). In addition, we have operations in the specialized motor sports, United Kingdom theatrical venue operations and other businesses which are included under other operations. Prior to 2008, we reported a Global Theater segment which has been eliminated after the divestiture of substantially all of the Company’s North American theatrical business in January 2008. The Company’s theatrical assets in the United Kingdom, previously included in Global Theater, are reported in other operations. The segment results for all periods presented have been reclassified to conform to the current year presentation.

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

Artist Nation

Our Artist Nation segment principally involves the production and/or promotion of global music tours as well as providing various services to artists. While our Artist Nation segment operates year-round, the timing of tours of top-grossing acts can impact comparability of quarterly results year over year, although annual results may or may not be impacted.

To judge the health of our Artist Nation segment, we primarily monitor the number of confirmed events, paid attendance and tour contribution margin. In addition, for our Artist Services division, we monitor the number of artist relationships, services provided and revenue per artist.

Ticketing

Our Ticketing segment manages the company’s digital platform and is building the new Live Nation ticketing infrastructure which will be launched in 2009. This segment is involved in managing our in-house ticketing operations and online distribution activities, including the ongoing development of our website.

To judge the health of our Ticketing segment, we primarily review the number of tickets sold through our in-house centralized ticketing operations, the number of unique visitors to our websites and the overall number of customers in our database.

Consolidated Results of Operations

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2008	2007		2008	2007
Revenue	$1,159,800	$986,277	18%	$1,796,251	$1,506,589	19%
Operating expenses:
Direct operating expenses	920,200	776,262	19%	1,388,882	1,149,551	21%
Selling, general and administrative expenses	173,098	163,442	6%	334,714	305,909	9%
Depreciation and amortization	33,223	24,347	36%	67,600	51,409	31%
Gain on sale of operating assets	(916)	(19,269)	* *	(2,291)	(14,694)	* *
Corporate expenses	10,474	9,263	13%	22,115	19,059	16%

Operating income (loss)	23,721	32,232	(26)%	(14,769)	(4,645)	218%
Operating margin	2.0%	3.3%		(0.8)%	(0.3)%
Interest expense	14,434	15,248		30,361	30,176
Interest income	(3,266)	(4,290)		(4,841)	(6,927)
Equity in losses (earnings) of nonconsolidated affiliates	1,136	(2,875)		1,425	(3,218)
Minority interest expense (income)	(2,241)	3,520		(4,483)	525
Other income — net	(264)	(307)		(1,115)	(354)

Income (loss) from continuing operations before income taxes	13,922	20,936		(36,116)	(24,847)
Income tax expense:
Current	9,907	14,468		13,215	16,665
Deferred	2,641	485		5,662	4,189

Income (loss) from continuing operations	$1,374	$5,983		$(54,993)	$(45,701)
Income (loss) from discontinued operations, net of taxes	(139)	3,939		20,826	10,574

Net income (loss)	$1,235	$9,922		$(34,167)	$(35,127)

Note:	Non-cash compensation expense of $0.1 million, $1.9 million, $2.4 million and $3.0 million is included in corporate expenses and $2.4 million, $1.5 million, $3.5 million and $2.8 million is included in selling, general and administrative expenses for the three months ended June 30, 2008 and 2007 and the six months ended June 30, 2008 and 2007, respectively.
**	Percentages are not meaningful.

Key Operating Metrics

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Estimated Events
North American Music promotions	2,711	2,450	4,826	4,272
North American Music third-party rentals at our owned and/or operated venues	1,450	380	2,553	767
International Music promotions	929	953	1,575	1,616
International Music third-party rentals at our owned and/or operated venues	735	318	1,363	688
Artist Nation promotions	23	33	37	44
United Kingdom theater promotions	62	265	225	527
United Kingdom theater third-party rentals at our owned and/or operated venues	1,106	1,129	2,186	2,453
Motor sports promotions	92	74	451	459

Total events	7,108	5,602	13,216	10,826

Further detail of North American Music promotions:
Owned and/or operated amphitheaters	248	217	254	233
All other	2,463	2,233	4,572	4,039

Total North American Music promotion events	2,711	2,450	4,826	4,272

Estimated Attendance (rounded)
North American Music promotions	8,051,000	6,094,000	12,893,000	9,640,000
North American Music third-party rentals at our owned and/or operated venues	921,000	724,000	1,616,000	1,243,000
International Music promotions	3,370,000	3,699,000	4,808,000	4,750,000
International Music third-party rentals at our owned and/or operated venues	947,000	858,000	1,759,000	1,771,000
Artist Nation promotions	366,000	629,000	640,000	709,000
United Kingdom theater promotions	64,000	255,000	239,000	517,000
United Kingdom theater third-party rentals at our owned and/or operated venues	1,092,000	1,119,000	2,380,000	2,445,000
Motor sports promotions	486,000	317,000	4,309,000	4,237,000

Total attendance	15,297,000	13,695,000	28,644,000	25,312,000

Further detail of North American Music promotions:
Owned and/or operated amphitheaters	2,686,000	2,080,000	2,722,000	2.123,000
All other	5,365,000	4,014,000	10,171,000	7,517,000

Total North American Music promotion attendance	8,051,000	6,094,000	12,893,000	9,640,000

Note:	Events generally represent a single performance by an artist, or a single day of a festival or motor sports activity for both promotions and third-party rentals. Attendance generally represents the number of fans who were present at an event. Events and attendance metrics are estimated each quarter. Adjustments to previously reported quarters are only included in the year-to-date events and attendance metrics.

Promotions listed above include events in our owned and/or operated venues as well as events we promote in third-party venues. Excluded from the table above are events and attendance that occurred in the North American theatrical business that was sold in January 2008.

Revenue

Our revenue increased $173.5 million, or 18%, during the three months ended June 30, 2008 as compared to the same period of the prior year primarily due to increases in revenue in our North American Music and International Music segments of $153.1 million and $41.9 million, respectively, partially offset by a decrease in revenue in our other operations of $6.3 million. Included in the increase in revenue for the three months ended June 30, 2008 is approximately $37.2 million from increases in foreign exchange rates as compared to the same period of 2007.

Our revenue increased $289.7 million, or 19%, during the six months ended June 30, 2008 as compared to the same period of the prior year primarily due to increases in revenue in our North American Music, International Music and Artist Nation segments of $204.9 million, $66.2 million and $43.8 million, respectively, partially offset by a decrease in revenue in our other operations of $17.6 million. Included in the increase in revenue for the six months ended June 30, 2008 is approximately $54.1 million from increases in foreign exchange rates as compared to the same period of 2007.

More detailed explanations of the three- and six-month changes are included in the applicable segment discussions contained herein.

Direct operating expenses

Our direct operating expenses increased $143.9 million, or 19%, during the three months ended June 30, 2008 as compared to the same period of the prior year primarily due to increases in our North American Music and International Music segments of $124.0 million and $36.4 million, respectively. Included in the increase in direct operating expenses for the three months ended June 30, 2008 is approximately $32.3 million from increases in foreign exchange rates as compared to the same period of 2007.

Our direct operating expenses increased $239.3 million, or 21%, during the six months ended June 30, 2008 as compared to the same period of the prior year primarily due to increases in our North American Music, International Music, and Artist Nation segments of $172.6 million, $54.8 million and $38.9 million, respectively, partially offset by a decrease in our other operations of $15.2 million. Included in the increase in direct operating expenses for the six months ended June 30, 2008 is approximately $46.3 million from increases in foreign exchange rates as compared to the same period of 2007.

Direct operating expenses include artist fees, show related marketing and advertising expenses along with other costs.

More detailed explanations of the three- and six-month changes are included in the applicable segment discussions contained herein.

Selling, general and administrative expenses

Our selling, general and administrative expenses increased $9.7 million, or 6%, during the three months ended June 30, 2008 as compared to the same period of the prior year primarily due to increases in our International Music and Artist Nation segments of $10.0 million and $7.8 million, respectively, partially offset by a decrease in our North American Music segment of $7.2 million. Included in the increase in selling, general and administrative expenses for the three months ended June 30, 2008 is approximately $3.0 million from increases in foreign exchange rates as compared to the same period of 2007.

Our selling, general and administrative expenses increased $28.8 million, or 9%, during the six months ended June 30, 2008 as compared to the same period of the prior year primarily due to increases in our International Music and Artist Nation segments of $16.0 million and $15.5 million, respectively. Included in the increase in selling, general and administrative expenses for the six months ended June 30, 2008 is approximately $6.1 million from increases in foreign exchange rates as compared to the same period of 2007.

More detailed explanations of the three- and six-month changes are included in the applicable segment discussions contained herein.

Depreciation and amortization

Our depreciation and amortization expense increased $8.9 million, or 36%, during the three months ended June 30, 2008 as compared to the same period of the prior year primarily due to an increase in depreciation and amortization in our Artist Nation segment of $5.1 million.

Our depreciation and amortization expense increased $16.2 million, or 31%, during the six months ended June 30, 2008 as compared to the same period of the prior year primarily due to increases in depreciation and amortization in our Artist Nation and International Music segments of $10.3 million and $4.8 million, respectively.

More detailed explanations of the three- and six-month changes are included in the applicable segment discussions contained herein.

Loss (gain) on sale of operating assets

Our gain on sale of operating assets decreased $18.4 million during the three months ended June 30, 2008 as compared to the same period of the prior year primarily due to gains recorded in 2007 on the sale of an amphitheater in Nashville, an office building in San Francisco, and two mid-sized music venues in London.

Our gain on sale of operating assets decreased $12.4 million during the six months ended June 30, 2008 as compared to the same period of the prior year primarily due to gains recorded in 2007 on the sale of an arena/race track in Leicestershire, England, an amphitheater in Nashville, an office building in San Francisco, and two mid-sized music venues in London, partially offset by an $8.1 million loss recorded in 2007 on the sale of our production of Phantom: The Las Vegas Spectacular. In 2008, we recorded a gain related to the sale of our equity interest in a motor sports related joint venture with NBC.

Corporate expenses

Corporate expenses increased $1.2 million, or 13%, during the three months ended June 30, 2008 as compared to the same period of the prior year primarily due to increased headcount and related costs.

Corporate expenses increased $3.1 million, or 16%, during the six months ended June 30, 2008 as compared to the same period of the prior year primarily due to increased headcount and related costs and consulting expenses.

Interest expense

Interest expense for the three and six months ended June 30, 2008 is relatively unchanged as compared to the same periods in the prior year.

Our debt balances and weighted average cost of debt, including redeemable preferred stock, were $834.1 million and 5.38%, respectively, at June 30, 2008 and $650.0 million and 8.27%, respectively, at June 30, 2007.

Interest income

Interest income decreased $1.0 million during the three months ended June 30, 2008 as compared to the same period in the prior year primarily due to lower excess cash invested in money market funds and other short-term investments in the current period.

Interest income decreased $2.1 million during the six months ended June 30, 2008 as compared to the same period in the prior year primarily due to lower excess cash invested in money market funds and other short-term investments in 2008 as well interest income earned on House of Blues purchase price held in escrow in 2007.

Equity in losses (earnings) of nonconsolidated affiliates

Equity in earnings of nonconsolidated affiliates decreased $4.0 million and $4.6 million during the three and six months ended June 30, 2008, respectively, as compared to the same periods of the prior year. The decreases were primarily due to a correction in the accounting in 2007 for a non-music touring production acquired with Concert Productions International (CPI), the sale of our investment in Broadway in Chicago in the fourth quarter of 2007, and a reduction in losses from our investment in a joint venture with Cirque Du Soleil.

Minority interest expense (income)

Minority interest expense decreased $5.8 million and $5.0 million during the three and six months ended June 30, 2008, respectively, as compared to the same periods of the prior year primarily due to lower operating results related to Wembley Arena.

Income Taxes

We customarily calculate interim effective tax rates in accordance with Accounting Principles Board Opinion 28, Interim Financial Reporting (APB 28). As required by APB 28, we apply the estimated annual effective tax rate to year-to-date pretax income (or loss) at the end of each interim period to compute a year-to-date tax expense (or benefit). Financial Accounting Standards Board (FASB) Interpretation No. 18 (FIN 18) requires departure from customary effective tax rate computations when losses incurred within tax jurisdictions cannot be carried back and future profits associated with operations in those tax jurisdictions cannot be assured beyond any reasonable doubt. Accordingly, we have calculated an expected annual effective tax rate of 35%, excluding significant, unusual or extraordinary items, for ordinary income associated with operations, which are principally outside of the United States, for which we currently expect to have annual taxable income. That effective tax rate has been applied to year-to-date earnings for those operations for which we currently expect to have taxable income. We have not recorded tax benefits associated with losses from operations for which future taxable income cannot be reasonably assured. As required by APB 28, we also include tax effects of significant, unusual or extraordinary items in income tax expense in the interim period in which they occur.

Total income tax expense as a percentage of our income (loss) from continuing operations before income taxes is (52%) for the six months ended June 30, 2008. Of the $18.9 million of total tax, 49% relates to statutory tax on profitable operations which are principally operations outside of the United States and reflect an effective tax rate for those jurisdictions of 35%. Of the remainder of the tax expense, 6% relates to state and local taxes, 13% relates to interest and penalties for uncertain tax positions and 32% relates to adjustments for significant, unusual and extraordinary items, including valuation allowances recorded against deferred tax assets. No tax benefit has been recorded for entities that have losses, as those losses cannot be carried back because future profits associated with such operations do not meet the more likely than not criteria for asset recognition.

During the first six months of 2007, the effective tax rate applied to year-to-date earnings in taxable jurisdictions for which we expected to have taxable income was 29%. During the first six months of 2008, an effective tax rate of 35% was applied to year-to-date earnings in taxable jurisdictions for which we expect to have taxable income. The increase in the effective tax rate applied during 2008 is principally related to larger permanent differences as a percentage of pre-tax income relative to 2007.

We have U.S. federal net operating loss carry forwards that, if not used, will expire between calendar years 2008 and 2028. The amount of net operating loss carry forwards that will expire in 2008 and 2009 if not used are $5.7 million and $25.6 million, respectively.

Discontinued Operations

In January 2008, we completed the sale of our North American theatrical business, which included the assets of the North American theatrical presenting business and certain theatrical venues, to Key Brand Entertainment Inc. and its lenders for a gross sales price of $90.4 million pursuant to a Stock Purchase Agreement. After fees, expenses, an adjustment to replace the show cash of the North American theatrical business that was previously removed from the operations and utilized by us and other adjustments, we will receive approximately $31.3 million of proceeds, net of cash sold and transaction costs. The sale of the North American theatrical business resulted in a total gain of $18.0 million.

North American Music Results of Operations

Our North American Music segment operating results were as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2008	2007		2008	2007
Revenue	$619,700	$466,578	33%	$919,821	$714,878	29%
Direct operating expenses	484,231	360,200	34%	724,375	551,813	31%
Selling, general and administrative expenses	85,013	92,220	(8)%	163,361	168,739	(3)%
Depreciation and amortization	15,020	13,163	14%	29,219	26,868	9%
Loss (gain) on sale of operating assets	2	(6,060)	* *	2	(6,060)	* *

Operating income (loss)	$35,434	$7,055	* *	$2,864	$(26,482)	* *

Operating margin	5.7%	1.5%		0.3%	(3.7)%

**	Percentages are not meaningful.

Three Months

North American Music revenue increased $153.1 million, or 33%, during the three months ended June 30, 2008 as compared to the same period of the prior year due to strong results from arena tours by artists such as Jay-Z, Van Halen and

Bruce Springsteen, as well as an increase in the number of events, attendance and average ticket prices at our owned and/or operated amphitheaters and third-party venues, and approximately $58.0 million of incremental revenue related to our acquisition of House of Blues Concerts Canada, or HOB Canada, during the second quarter of 2007.

North American Music direct operating expenses increased $124.0 million, or 34%, during the three months ended June 30, 2008 as compared to the same period of the prior year due to higher expenses associated with the strong results from arena tours and increased number of events and attendance discussed above, as well as direct operating expenses of approximately $53.7 million related to our acquisition of HOB Canada.

North American Music selling, general and administrative expenses decreased $7.2 million, or 8%, during the three months ended June 30, 2008 as compared to the same period of the prior year primarily due to lower legal expenses in 2008 related to ongoing cases and bad debt related to bankruptcy of a sponsor in 2007, partially offset by incremental selling, general and administrative expense of $3.5 million related to our HOB Canada acquisition.

North American Music gain on sale of operating assets decreased $6.1 million during the three months ended June 30, 2008 as compared to the same period of the prior year due to the sale of an office building in San Francisco and the sale of the Starwood Amphitheater in Nashville in 2007.

The increase in operating income for North American Music was primarily a result of improved results for arena tours and increased activity at our owned and/or operated amphitheaters, decreased selling, general and administrative expenses due to lower legal expenses and bad debt expense, partially offset by gains recorded in 2007 on the sale of an office building and an amphitheater.

Six Months

North American Music revenue increased $204.9 million, or 29%, during the six months ended June 30, 2008 as compared to the same period of the prior year due to strong results from arena tours by artists such as Van Halen, Bruce Springsteen and Rascal Flatts, as well as an increase in the number of events, attendance and average ticket prices at our owned and/or operated amphitheaters and third-party venues, and approximately $94.9 million of incremental revenue related to our acquisition of HOB Canada during the second quarter of 2007.

North American Music direct operating expenses increased $172.6 million, or 31%, during the six months ended June 30, 2008 as compared to the same period of the prior year due to higher operating expenses associated with the strong results from arena tours and increased number of events and attendance discussed above, as well as direct operating expenses of approximately $87.4 million related to our acquisition of HOB Canada.

North American Music selling, general and administrative expenses decreased $5.4 million, or 3%, during the six months ended June 30, 2008 as compared to the same period of the prior year primarily due to lower legal expenses in 2008 related to ongoing cases and bad debt related to bankruptcy of a sponsor in 2007, partially offset by incremental selling, general and administrative expense of $5.8 million related to our HOB Canada acquisition.

North American Music gain on sale of operating assets decreased $6.1 million during the six months ended June 30, 2008 as compared to the same period of the prior year due to the sale of an office building in San Francisco and the sale of the Starwood Amphitheater in Nashville in 2007.

The increase in operating income for North American Music was primarily a result of improved results for arena tours, higher average ticket prices and increased activity at our owned and/or operated amphitheaters, decreased selling, general and administrative expenses due to lower legal expenses and bad debt expense, partially offset by gains recorded in 2007 on the sale of an office building and an amphitheater.

International Music Results of Operations

Our International Music segment operating results were as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2008	2007		2008	2007
Revenue	$377,150	$335,239	13%	$506,053	$439,825	15%
Direct operating expenses	308,528	272,096	13%	398,647	343,808	16%
Selling, general and administrative expenses	43,232	33,237	30%	81,538	65,566	24%
Depreciation and amortization	5,632	3,693	53%	13,070	8,259	58%
Loss (gain) on sale of operating assets	(6)	(13,027)	* *	43	(13,092)	* *

Operating income	$19,764	$39,240	(50)%	$12,755	$35,284	(64)%

Operating margin	5.2%	11.7%		2.5%	8.0%

**	Percentages are not meaningful.

Three Months

International Music revenue increased $41.9 million, or 13%, during the three months ended June 30, 2008 as compared to the same period of the prior year. Excluding the increase related to the impact of changes in foreign exchange rates of $32.5 million, revenue increased $9.4 million, or 3%, primarily due to incremental revenue of $28.6 million related to the effect of our acquisitions of Academy Music Holdings Limited, or AMG, in July 2007, Heineken Music Hall operations in January 2008, DFC Holdings Limited, or DFC, in April 2008, and two related companies, Lugerinc AB and Moondog Entertainment AB, or Luger and Moondog, in June 2008. In addition, we experienced stronger promotion activity in the United Kingdom and Italy driven by strong stadium events for artists such as Neil Diamond and Vasco Rossi and strong arena tours for The Osmonds, Celine Dion and Def Leppard. These increases were partially offset by an overall decrease in revenues related to our festival operations in Belgium and the United Kingdom primarily driven by the timing of the Rock Werchter and O2 Wireless South festivals, lower ticket sales for the Download festival and the cancellation of the O2 Wireless North festival for 2008. We also experienced lower promotion activity in Holland and France primarily driven by a reduction in the number of stadium and arena shows in the second quarter of 2008. Finally, we had a decline in revenue related to the closure of The Point in Ireland during renovation and the disposal of two mid-sized and seven small-sized venues in London.

International Music direct operating expenses increased $36.4 million, or 13%, during the three months ended June 30, 2008 as compared to the same period of the prior year. Excluding the increase related to the impact of changes in foreign exchange rates of $27.6 million, direct operating expenses increased $8.8 million, or 3%, primarily related to incremental direct operating expenses of $18.8 million related to the effect of our acquisitions noted above as well as the increase in revenue related to our promotion activity noted above in the United Kingdom and Italy. These increases were partially offset by the decreases related to festival timing and performance, promotion activity in Holland and France, The Point closure and venue disposals noted above.

International Music selling, general and administrative expenses increased $10.0 million, or 30%, during the three months ended June 30, 2008 as compared to the same period of the prior year. Excluding the increase related to the impact of changes in foreign exchange rates of $2.8 million, the increase in selling, general and administrative expenses was $7.2 million, or 22%, primarily due to an increase of $6.3 million related to the acquisitions noted above as well as higher compensation costs for incentive bonuses and annual increases. These increases were partially offset by The Point closure and venue disposals noted above.

International Music depreciation and amortization expense increased $1.9 million, or 53%, during the three months ended June 30, 2008 as compared to the same period of the prior year primarily due to increased amortization for intangible assets related to the AMG acquisition, partially offset by reduced depreciation expense related to The Point closure noted above.

International Music gain on sale of operating assets decreased $13.0 million during the three months ended June 30, 2008 as compared to the same period of the prior year primarily due to the sale of the Hammersmith Apollo and Forum, both mid-sized venues in London in June 2007.

The decrease in operating income for International Music was primarily a result of festival timing and closure of The Point, partially offset by our acquisitions and the gain recorded in 2007 on venue disposals.

Six Months

International Music revenue increased $66.2 million, or 15%, during the six months ended June 30, 2008 as compared to the same period of the prior year. Excluding the increase related to the impact of changes in foreign exchange rates of $43.3 million, revenue increased $22.9 million, or 5%, primarily due to incremental revenue of $44.7 million related to the effect of our acquisitions of AMG in July 2007, Heineken Music Hall operations in January 2008, DFC in April 2008, and two related companies, Luger and Moondog, in June 2008. In addition, we experienced stronger promotion activity in the United Kingdom, Italy and Denmark driven by strong stadium events for artists such as Neil Diamond and Vasco Rossi, and strong arena tours for The Osmonds, Celine Dion and Def Leppard. These increases were partially offset by an overall decrease in revenue related to our festival operations in Belgium and the United Kingdom primarily driven by the timing of the Rock Werchter, and O2 Wireless South festivals, lower ticket sales for the Download festival and the cancellation of the O2 Wireless North festival in 2008. We also experienced weaker promotion activity in Holland and France primarily driven by a reduction in the number of promotion events. Finally, we had a decline in revenue related to the closure of The Point in Ireland during renovation and the disposal of two mid-sized and seven small-sized venues in London in 2007.

International Music direct operating expenses increased $54.8 million, or 16%, during the six months ended June 30, 2008 as compared to the same period of the prior year. Excluding the increase related to the impact of changes in foreign exchange rates of $36.2 million, direct operating expenses increased $18.6 million, or 5%, primarily related to incremental direct operating expenses of $25.6 million related to the effect of our acquisitions noted above as well as the increase in revenue related to our promotion activity noted above in the United Kingdom, Italy and Denmark. These increases were partially offset by the decreases related to festival timing and performance, promotion activity in Holland and France, The Point closure and venue disposals noted above.

International Music selling, general and administrative expenses increased $16.0 million, or 24%, during the six months ended June 30, 2008 as compared to the same period of the prior year. Excluding the increase related to the impact of changes in foreign exchange rates of $5.2 million, the increase in selling, general and administrative expenses was $10.8 million, or 16%, primarily due to an increase of $11.7 million related to the acquisitions noted above as well as higher compensation costs for incentive bonuses and annual increases. These increases were partially offset by The Point closure and venue disposals noted above.

International Music depreciation and amortization expense increased $4.8 million, or 58%, during the six months ended June 30, 2008 as compared to the same period of the prior year primarily due to increased amortization for intangible assets related to the AMG acquisition, partially offset by reduced depreciation expense related to The Point closure noted above.

International Music gain on sale of operating assets decreased $13.1 million during the six months ended June 30, 2008 as compared to the same period of the prior year primarily due to the sale of the Hammersmith Apollo and Forum, both mid-sized venues in London in June 2007.

The decrease in operating income for International Music was primarily a result festival timing and closure of The Point, partially offset by our acquisitions, United Kingdom promotion activity and the gain recorded in 2007 on venue disposals.

Artist Nation Results of Operations

Our Artist Nation segment operating results were as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2008	2007		2008	2007
Revenue	$125,331	$128,569	(3)%	$195,211	$151,428	29%
Direct operating expenses	109,608	113,906	(4)%	170,060	131,199	30%
Selling, general and administrative expenses	21,342	13,505	58%	39,589	24,109	64%
Depreciation and amortization	8,017	2,908	176%	16,936	6,638	155%
Gain on sale of operating assets	(112)	—	* *	(117)	—	* *

Operating loss	$(13,524)	$(1,750)	* *	$(31,257)	$(10,518)	197%

Operating margin	(10.8)%	(1.4)%		(16.0)%	(6.9)%

**	Percentages are not meaningful.

Three Months

Artist Nation revenue decreased $3.2 million, or 3%, during the three months ended June 30, 2008 as compared to the same period of the prior year primarily due to a decline in the volume of global tours which was largely offset by incremental revenue of $37.3 million from our acquisitions of Signatures SNI, Inc., or Signatures, and Anthill Trading Ltd., or Anthill, in the fourth quarter of 2007.

Artist Nation direct operating expenses decreased $4.3 million, or 4%, during the three months ended June 30, 2008 as compared to the same period of the prior year primarily as a result of a decrease in touring-related direct operating expenses due to the lower volume of events noted above. This decrease was largely offset by $31.6 million of incremental direct operating expenses from our acquisitions discussed above.

Artist Nation selling, general and administrative expenses increased $7.8 million, or 58%, during the three months ended June 30, 2008 as compared to the same period of the prior year primarily due to incremental expenses of $4.3 million related to our acquisitions noted above. In addition, we experienced an increase in selling, general and administrative expenses due to increased salary for additional headcount and consulting expenses as we continued to build the infrastructure for artist rights acquisitions.

Artist Nation depreciation and amortization expense increased $5.1 million during the three months ended June 30, 2008 as compared to the same period of the prior year primarily due to amortization of the intangible assets resulting from the acquisition of the remaining interest in Concert Productions International, or CPI, in the third quarter of 2007 and intangible assets associated with certain artist rights agreements.

The decrease in operating income for Artist Nation was primarily a result of decreased volume of global tours, increased headcount for artist services and increased amortization of the intangible assets from our acquisition of CPI, partially offset by a slight increase due to acquisitions of Signatures and Anthill.

Six Months

Artist Nation revenue increased $43.8 million, or 29%, during the six months ended June 30, 2008 as compared to the same period of the prior year primarily due to incremental revenue of $61.6 million from our acquisitions noted above partially offset by an overall decline in the volume of global tours.

Artist Nation direct operating expenses increased $38.9 million, or 30%, during the six months ended June 30, 2008 as compared to the same period of the prior year primarily as a result of $52.1 million of incremental direct operating expenses from our acquisitions discussed above partially offset by a decrease in touring-related direct operating expenses due to the lower volume of events noted above.

Artist Nation selling, general and administrative expenses increased $15.5 million, or 64%, during the six months ended June 30, 2008 as compared to the same period of the prior year primarily due to incremental expenses of $8.7 million related to our acquisitions noted above. In addition, we experienced an increase in selling, general and administrative expenses due to increased salary for additional headcount and consulting expenses as we continued to build the infrastructure for artist rights acquisitions.

Artist Nation depreciation and amortization expense increased $10.3 million during the six months ended June 30, 2008 as compared to the same period of the prior year primarily due to amortization of the intangible assets resulting from the acquisition of the remaining interest in CPI in the third quarter of 2007 and intangible assets associated with certain artist rights agreements.

The decrease in operating income for Artist Nation was primarily a result of decreased volume of global tours, increased headcount for artist services and increased amortization of the intangible assets from our acquisition of CPI, partially offset by a slight increase due to acquisitions of Signatures and Anthill.

Ticketing Results of Operations

Our Ticketing segment operating results were as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2008	2007		2008	2007
Revenue	$7,308	$2,914	151%	$13,026	$4,215	209%
Direct operating expenses	3,423	766	* *	5,507	772	* *
Selling, general and administrative expenses	6,558	3,420	92%	13,730	6,644	107%
Depreciation and amortization	1,618	479	238%	2,019	1,086	86%

Operating loss	$(4,291)	$(1,751)	145%	$(8,230)	$(4,287)	92%

Operating margin	(58.7)%	(60.1)%		(63.2)%	(101.7)%

**	Percentages are not meaningful.

Three Months

Ticketing revenue increased $4.4 million during the three months ended June 30, 2008 as compared to the same period of the prior year primarily due to increased ticketing revenue from our internal ticketing operations as all ticketing operations have now been centralized under this group.

Ticketing direct operating expenses increased $2.7 million during the three months ended June 30, 2008 as compared to the same period of the prior year due to costs associated with our internal ticketing operations as all ticketing operations have now been centralized under this group.

Ticketing selling, general and administrative expenses increased $3.1 million during the three months ended June 30, 2008 as compared to the same period of the prior year primarily due to increased salary costs related to building our ticketing infrastructure, operations of our existing internal ticketing operations, website and internet management, as well as maintenance expense associated with our website and our ticketing operations.

Six Months

Ticketing revenue increased $8.8 million during the six months ended June 30, 2008 as compared to the same period of the prior year primarily due to increased ticketing revenue from our internal ticketing operations as all ticketing operations have now been centralized under this group.

Ticketing direct operating expenses increased $4.7 million during the six months ended June 30, 2008 as compared to the same period of the prior year due to costs associated with our internal ticketing operations as all ticketing operations have now been centralized under this group.

Ticketing selling, general and administrative expenses increased $7.1 million during the six months ended June 30, 2008 as compared to the same period of the prior year primarily due to increased salary costs related to building our ticketing infrastructure, operations of our existing internal ticketing operations, website and internet management, as well as maintenance expense associated with our website and our ticketing operations.

Other Results of Operations

Our other operating results were as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2008	2007		2008	2007
Revenue	$49,161	$55,457	(11)%	$182,714	$200,335	(9)%
Direct operating expenses	33,263	31,774	5%	110,870	126,051	(12)%
Selling, general and administrative expenses	16,950	21,060	(20)%	36,493	40,851	(11)%
Depreciation and amortization	2,205	2,801	(21)%	4,533	5,987	(24)%
Loss (gain) on sale of operating assets	(935)	(145)	* *	(2,823)	4,516	* *

Operating income (loss)	$(2,322)	$(33)	* *	$33,641	$22,930	47%

Operating margin	(4.7)%	(0.1)%		18.4%	11.4%

**	Percentages are not meaningful.

Three Months

Other revenue decreased $6.3 million, or 11%, during the three months ended June 30, 2008 as compared to the same period of the prior year primarily due to a decline in revenue from our United Kingdom theater operations as a result of fewer productions and touring theatrical shows. This decline was partially offset by increased revenue in our motor sports operations resulting from an increased number of events.

Other direct operating expenses increased $1.5 million, or 5%, during the three months ended June 30, 2008 as compared to the same period of the prior year primarily due to higher expenses associated with non-music touring productions in excess of the revenue these productions generate, and increased direct operating expenses driven by the increased number of events in our motor sports operations as noted above. This increase was partially offset by lower direct operating expenses from our United Kingdom theater operations due to reduced productions noted above.

Other selling, general and administrative expenses decreased $4.1 million during the three months ended June 30, 2008 as compared to the same period of the prior year primarily due to a reserve recorded against receivables in 2007 due to a sponsor’s bankruptcy.

Six Months

Other revenue decreased $17.6 million, or 9%, during the six months ended June 30, 2008 as compared to the same period of the prior year primarily as a result of the loss of revenue due to the sale of our interest in the production of Phantom: The Las Vegas Spectacular in the first quarter of 2007 and a decline in revenue from our United Kingdom theater operations as a result of fewer productions and touring theatrical shows as compared to the prior year. These declines were partially offset by increased revenue in our motor sports operations resulting from an increased number of events, partially offset by a decline in revenue due to a change in a motor sports event co-promotion agreement.

Other direct operating expenses decreased $15.2 million, or 12%, during the six months ended June 30, 2008 as compared to the same period of the prior year primarily due to the sale of our interest in the production of Phantom: The Las Vegas Spectacular and lower direct operating expenses from our United Kingdom theater operations due to fewer events. These declines were partially offset by higher expenses associated with non-music touring productions without a similar increase in revenue. We also incurred higher direct operating expenses related to increased events in our motor sports operations, partially offset by a decline due to a change in a motor sports event co-promotion agreement.

Other selling, general and administrative expenses decreased $4.4 million during the three months ended June 30, 2008 as compared to the same period of the prior year primarily due to a reserve recorded against receivables in 2007 due to a sponsor’s bankruptcy.

Gain on sale of operating assets was $2.8 million during the six months ended June 30, 2008 as compared to a loss of $4.5 million for the same period of the prior year primarily due to the sale of our equity interest in a motor sports related joint venture with NBC in 2008. In 2007, the loss on sale of operating assets included a loss on the sale of our interest in the production of Phantom: The Las Vegas Spectacular, partially offset by a gain recorded on the sale of Donington Park, an arena/race track in Leicestershire, England.

Reconciliation of Segment Operating Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
North American Music	$35,434	$7,055	$2,864	$(26,482)
International Music	19,764	39,240	12,755	35,284
Artist Nation	(13,524)	(1,750)	(31,257)	(10,518)
Ticketing	(4,291)	(1,751)	(8,230)	(4,287)
Other	(2,322)	(33)	33,641	22,930
Corporate	(11,340)	(10,529)	(24,542)	(21,572)

Consolidated operating income (loss)	$23,721	$32,232	$(14,769)	$(4,645)

Liquidity and Capital Resources

Our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, are funded from operations or from borrowings under our senior secured credit facility described below. Our cash is currently managed on a worldwide basis.

Our balance sheet reflects cash and cash equivalents of $453.4 million and current and long-term debt of $794.1 million at June 30, 2008, and cash and cash equivalents of $339.0 million and current and long-term debt of $822.6 million at December 31, 2007. These debt balances do not include our outstanding redeemable preferred stock.

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

Our intra-year cash fluctuations are impacted by the seasonality of our various businesses. Examples of seasonal effects include our North American Music and International Music segments, which report the majority of their revenue in the second and third quarters, while our motor sports operations, included in other operations, reports the majority of its revenue in the first quarter of the year. Cash inflows and outflows depend on the timing of event-related payments but the majority of the inflows generally occur prior to the event. See “—Seasonality” below. We believe that we have sufficient financial flexibility to fund these fluctuations and to access the global capital markets on satisfactory terms and in adequate amounts, although there can be no assurance that this will be the case. We expect cash flow from operations and borrowings under our senior secured credit facility, along with other financing alternatives, to satisfy working capital, capital expenditures and debt service requirements for at least the succeeding year.

Sources of Cash

Senior Secured Credit Facility

We have a senior secured credit facility consisting of term loans originally totaling $550 million and a $285 million revolving credit facility. The revolving credit facility provides for borrowings up to the amount of the facility with sub-limits of up to $235 million to be available for the issuance of letters of credit and up to $100 million to be available for borrowings in foreign currencies. The term loans of $325 million and $225 million mature in June 2013 and December 2013, respectively, and the revolving credit portion of the credit facility matures in June 2012. For the term loan maturing in June 2013, minimum quarterly principal repayments of approximately $2.7 million per year are required through March 2013, with the balance due at maturity. For the term loan maturing in December 2013, minimum quarterly principal repayments of approximately $1.9 million per year are required through September 2013, with the balance due at maturity. We are required to prepay the outstanding term loans, subject to certain exceptions and conditions, from certain asset sale proceeds and casualty and condemnation proceeds that we do not reinvest within a 365-day period or from certain additional debt issuance proceeds.

During the six months ended June 30, 2008, we made principal payments totaling $2.3 million and $73.0 million on the term loans and revolving credit facility, respectively. The payments on the revolving credit facility were to repay short-term borrowings used to fund working capital requirements during the year and to paydown the beginning balance. At June 30, 2008, the outstanding balance on the term loans was $449.5 million and there was no outstanding balance on the revolving credit facility. Taking into account letters of credit of $41.5 million, $243.5 million was available for future borrowings.

Borrowings under the term loan portion of the credit facility bear interest at per annum floating rates equal, at our option, to either (a) the base rate (which is the greater of the prime rate offered by JPMorgan Chase Bank, N.A. or the federal funds rate plus 0.5%) plus 1.75% or (b) Adjusted LIBOR plus 2.75%. Borrowings under the revolving portion of the credit facility bear interest at per annum floating rates equal, at our option, to either (a) the base rate (which is the prime rate offered by JPMorgan Chase Bank, N.A. ) plus an applicable margin or (b) Adjusted LIBOR plus an applicable margin. Sterling and Euro-denominated borrowings under the revolving portion of the credit facility currently bear interest at per annum floating rates equal to either Adjusted LIBOR or Adjusted EURIBOR, respectively, plus an applicable margin. The revolving credit facility margins are subject to change based upon the amount of leverage for the previous calendar quarter. In the event our leverage ratio improves, the interest rate margin on revolving credit borrowings declines gradually to 1.25% at a total leverage ratio of less than, or equal to, 1.25 times. Under the terms of the original term loan, we were required to enter into an interest rate swap for a minimum of 50% of the outstanding debt for a minimum of three years.

The interest rate we pay on borrowings on our senior term loans is 2.75% above LIBOR. The interest rate we pay on our $285 million multi-currency revolving credit facility depends on our total leverage ratio. Based on our current total leverage ratio, our interest rate on revolving credit borrowings is 1.75% above LIBOR. In addition to paying interest on outstanding principal under the credit facility, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. As of June 30, 2008, the commitment fee rate was 0.375%. We also are required to pay customary letter of credit fees, as necessary.

Interest rate margins increased in July 2008 from 2.75% above LIBOR to 3.25% above LIBOR on our senior term loan and from 1.75% above LIBOR to 2.25% above LIBOR on revolving credit borrowings.

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

Redeemable Preferred Stock

As part of the Separation, one of our subsidiaries sold 200,000 shares of Series A (voting) mandatorily Redeemable Preferred Stock to third-party investors and issued 200,000 shares of Series B (non-voting) mandatorily Redeemable Preferred Stock to Clear Channel which then sold this Series B Redeemable Preferred Stock to third-party investors. We did not receive any of the proceeds from the sale of the Series B Redeemable Preferred Stock sold by Clear Channel. As of June 30, 2008, we had 200,000 shares of Series A Redeemable Preferred Stock and 200,000 shares of Series B Redeemable Preferred Stock outstanding (collectively, the Preferred Stock) with an aggregate liquidation preference of $40 million. The Preferred Stock accrues dividends at 13% per annum and is mandatorily redeemable on December 21, 2011, although we are obligated to make an offer to repurchase the Preferred Stock at 101% of the liquidation preference in the event of a change of control.

The Amended and Restated Certificate of Incorporation governing the Redeemable Preferred Stock (the Amended Preferred Stock Agreement) contains a covenant that requires us to pay additional dividends in the event the ratio of consolidated total indebtedness minus unrestricted cash and cash equivalents, up to a maximum of $150 million (all as defined by the Amended Preferred Stock Agreement), to consolidated earnings-before-interest-taxes-depreciation-and-amortization (as defined by the Amended Preferred Stock Agreement) exceeds 4.0 times.

Guarantees of Third-Party Obligations

As of June 30, 2008, we guaranteed the debt of third parties of approximately $2.3 million, primarily related to maximum credit limits on employee and tour related credit cards and guarantees of bank lines of credit of a nonconsolidated affiliate and a third-party promoter.

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

Disposal of Assets

During the six months ended June 30, 2008, we received $23.1 million of proceeds primarily related to the sale of our North America theatrical business and the sale of our equity interest in a motor sports related joint venture with NBC. These proceeds are presented net of any cash included in the assets sold.

Debt Covenants

The significant covenants on our multi-currency senior secured credit facility relate to total leverage, senior leverage, interest coverage and capital expenditures contained and defined in the credit agreement. The adjusted leverage ratio covenant requires us to maintain a ratio of consolidated total indebtedness minus unrestricted cash and cash equivalents, up to a maximum of $150 million (all as defined by the credit agreement), to consolidated earnings-before-interest-taxes-depreciation-and-amortization (as defined by the credit agreement, “Adjusted Consolidated EBITDA”) of less than 4.5 times through June 30, 2008, and less than 4.0 times thereafter, provided that aggregated subordinated indebtedness and permitted holding company indebtedness (as defined by the credit agreement) is less than $25 million or 6.0 times if greater than $25 million. The senior leverage covenant, which is only applicable provided aggregate subordinated indebtedness and permitted holding company indebtedness is greater than $25 million, requires us to maintain a ratio of adjusted consolidated senior indebtedness minus unrestricted cash and cash equivalents to Adjusted Consolidated EBITDA of less than 4.0 times. The interest coverage covenant requires us to maintain a minimum ratio of Adjusted Consolidated EBITDA to cash interest expense (as defined by the credit agreement) of 2.5 times. The capital expenditure covenant limits annual capital expenditures

(as defined by the credit agreement) to $110 million or less, subject to a carryover provision. In the event that we do not meet these covenants, we are considered to be in default on the credit facilities at which time the credit facilities may become immediately due. This credit facility contains a cross default provision that would be triggered if we were to default on any other indebtedness greater than $10 million.

In July 2008, we amended our existing amended and restated senior secured credit agreement effective June 30, 2008 to, among other things, (i) increase the amount of allowable investments by the amount of net proceeds received from issuances of equity and convertible debt, (ii) permit investment in unrestricted subsidiaries in an amount of up to 50% of the amount of net proceeds received from issuances of equity and convertible debt and (iii) revise the definition of certain items in the agreement.

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

Some of our other subsidiary indebtedness includes restrictions on acquisitions and prohibits payment of ordinary dividends. They also have financial covenants including minimum consolidated EBITDA to consolidated net interest payable, minimum consolidated cash flow to consolidated debt service, and maximum consolidated debt to consolidated EBITDA, all as defined in the applicable debt agreements.

At June 30, 2008, we were in compliance with all debt and Redeemable Preferred Stock covenants. We expect to remain in compliance with all of these covenants throughout 2008.

Uses of Cash

Acquisitions

When we make acquisitions, especially of entities where we buy a controlling interest only, the acquired entity may have cash on its balance sheet at the time of acquisition. All amounts discussed in this section are presented net of any cash acquired. During the six months ended June 30, 2008, we used $65.5 million in cash for acquisitions in our various segments primarily related to the acquisition of the operating company that manages and holds the lease for the Heineken Music Hall located in Amsterdam, the acquisition of a 51% interest in Live Nation – Haymon Ventures, LLC, the acquisition of the remaining interests we did not already own in Luger and Moondog, both music companies in Sweden, and the acquisition of a 78.3% interest in DFC, a promoter in Scotland, through a joint venture with Gaiety Investments. We own 50.1% of the joint venture with Gaiety Investments.

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

Our capital expenditures consisted of the following:

	Six Months Ended June 30,
(in thousands)	2008	2007
Maintenance capital expenditures	$19,032	$20,826
Revenue generating capital expenditures	57,050	18,636

Total capital expenditures	$76,082	$39,462

Revenue generating capital expenditures during the first six months of 2008 increased significantly from the same period in the prior year primarily due to the development and renovation of various venues including The Point in Ireland, House of Blues in Houston and Boston, AMG venue expansion in Sheffield, as well as for ticketing roll-out. Overall, we expect total capital expenditures to exceed the amounts incurred in 2007 due to venue development projects in progress including The Point, House of Blues in Houston and Boston, the Hollywood Palladium, ticketing roll-out, and AMG expansions in Brighton, Leeds and Sheffield.

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

Cash Flows

	Six Months Ended June 30,
(in thousands)	2008	2007
Cash provided by (used in):
Operating activities	$252,401	$214,976
Investing activities	$(120,757)	$(29,507)
Financing activities	$(24,241)	$(35,310)

Operating Activities

Cash provided by operations was $252.4 million for the six months ended June 30, 2008, compared to $215.0 million for the six months ended June 30, 2007. The $37.4 million increase in cash provided by operations resulted primarily from changes in the event-related operating accounts which are dependent on the timing, size, and number of events for upcoming periods. The accounts primarily affected by this event timing were accounts receivable and prepaid expenses, both of which increased less than last year thereby increasing cash provided by operations, partially offset by accrued event related expenses which also increased less than last year which results in a decrease in cash provided by operating activities.

Investing Activities

Cash used in investing activities was $120.8 million for the six months ended June 30, 2008, compared to $29.5 million for the six months ended June 30, 2007. The $91.3 million increase in cash used in investing activities is primarily due to acquisitions related to Heineken Music Hall operations, Live Nation – Haymon Ventures, LLC, Luger and Moondog, and DFC, as well as higher capital expenditures in 2008 as compared to the same period in the prior year. Additionally, we received higher proceeds in 2007 from the sales of an arena/race track in Leicestershire, England, an amphitheater in Nashville, an office building in San Francisco, two mid-sized music venues in London and our production of Phantom: The Las Vegas Spectacular as compared to proceeds received in 2008 primarily from the sale of our North American theatrical business. Partially offsetting these increases were contributions in 2007 related to our equity investment in AMG, which we began consolidating in the third quarter of 2007, and no similar investment activity in 2008.

Financing Activities

Cash used in financing activities was $24.2 million for the six months ended June 30, 2008, as compared to $35.3 million for the six months ended June 30, 2007. The $11.1 million decrease in cash used in financing activities was primarily a result of contributions from a minority interest partner in 2008 related to capital investment in The Point. Higher net payments made on our revolving credit facility in 2008 as compared to 2007 were largely offset by debt incurred in connection with the acquisition of DFC through our LN Gaiety Holdings joint venture.

Seasonality

Our North American Music and International Music segments typically experience higher operating income in the second and third quarters as our outdoor venues and international festivals are primarily used or occur during May through September. Our motor sports operations, included in other operations, typically experience higher operating income during the first quarter of the calendar year. Our United Kingdom theater venue operations typically experience higher operating income during the first and fourth quarters of the calendar year as the theatrical venues have their highest rental usage from September through March. In addition, the timing of tours of top-grossing acts in our Artist Nation segment can impact comparability of quarterly results year over year, although annual results may or may not be impacted.

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

Foreign Currency Risk

We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported operating income of $17.0 million for the six months ended June 30, 2008. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the six months ended June 30, 2008 by $1.7 million. As of June 30, 2008, our primary foreign exchange exposure included the Euro, British Pound, Swedish Kroner and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities.

Occasionally, we will use forward currency contracts to reduce our exposure to foreign currency risk. The principal objective of such contracts is to minimize the risks and/or costs associated with artist fee commitments. At June 30, 2008, we had no outstanding foreign currency contracts.

Interest Rate Risk

Our market risk is also affected by changes in interest rates. We had $794.1 million total debt outstanding as of June 30, 2008. Of the total amount, we have interest rate hedges with an aggregate notional amount of $162.5 million, an additional interest rate swap with a notional amount of $26.9 million, $304.1 million of fixed-rate debt and $300.6 million of floating-rate debt.

Based on the amount of our floating-rate debt as of June 30, 2008, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $0.8 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of June 30, 2008 with no subsequent change in rates for the remainder of the period.

In March 2006, we entered into two separate interest rate swaps for which we purchased a series of interest rate caps and sold a series of interest rate floors with a $162.5 million aggregate notional amount that effectively converts a portion of our floating-rate debt to a fixed-rate basis. These agreements expire in March 2009. The fair value of these agreements at June 30, 2008 was a liability of $1.9 million. These agreements were put in place to eliminate or reduce the variability of a portion of the cash flows from the interest payments related to our senior secured credit facility. The terms of our senior secured credit facility required that an interest rate swap be put in place for at least 50% of the original $325 million senior term loan and for at least three years.

As part of the acquisition of AMG, we have interest rate swap agreements with a $26.9 million aggregate notional amount that effectively converts a portion of our floating-rate debt to a fixed-rate basis. These agreements expire in January 2015. These interest rate swap agreements have not been designated as hedging instruments. Therefore, any change in fair value is recorded in earnings during the period of the change.

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

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is as follows:

Six Months Ended June 30,		Year Ended December 31,
2008	2007	2007	2006	2005	2004
0.25	0.63	1.28	0.96	0.07	1.18

The ratio of earnings to fixed charges was computed on a total enterprise basis. Earnings represent income from continuing operations before income taxes less equity in undistributed net income (loss) of nonconsolidated affiliates plus fixed charges. Ratios above for periods prior to 2008 have not been restated to remove the impact of discontinued operations. Fixed charges represent interest, amortization of debt discount and expense, and the estimated interest portion of rental charges. Rental charges exclude variable rent expense for events in third-party venues.

Stock-Based Compensation

As of June 30, 2008, there was $30.5 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements for stock options and restricted stock awards. This cost is expected to be recognized over the next four years.

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

In May 2008, the FASB issued FASB Staff Position, or FSP, APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP will change the accounting for certain convertible debt instruments, including our 2.875% convertible senior notes. Under the new rules for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the new rules for our notes is that the equity component will be included in the additional paid-in capital section of shareholders’ equity on the our balance sheet and the value of the equity component will be treated as an original issue discount for purposes of accounting for the debt component of the notes. Higher interest expense will result by recognizing the accretion of the discounted carrying value of the notes to their face amount as interest expense over the expected term of the notes using an effective interest rate method of amortization. This FSP is effective for fiscal years and interim periods beginning after December 15, 2008 and is required to be applied retrospectively to all periods presented. We are currently evaluating the new rules and its impact on our current accounting for our notes and expect to recognize additional interest expense starting in 2009 due to the interest expense accretion associated with the notes and to report greater than previously reported interest expense due to retrospective application.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates that are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of revenue and expenses that are not readily apparent from other sources. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such difference could be material.

Management believes that the accounting estimates involved in the allowance for doubtful accounts, impairment of long-lived assets and goodwill, revenue recognition, litigation accruals, stock-based compensation and accounting for income taxes are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. These critical accounting estimates, the judgments and assumptions and the effect if actual results differ from these assumptions are described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K filed with the SEC on February 29, 2008. There have been no changes to our critical accounting policies during the six months ended June 30, 2008.

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

Based on their evaluation as of June 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On April 29, 2008, we issued a warrant to purchase 500,000 shares of Common Stock at an exercise price of $13.73 per share to Marcy Media LLC, a company affiliated with Shawn Carter (p/k/a Jay-Z), in connection with the formation by Live Nation and Marcy Media LLC of Roc Nation LLC. The warrant has not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and was issued in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D. The warrant agreement contained representations from the holder of the warrant to support our reasonable belief that the holder acquired the warrant for its own account and not with a view to distribution in violation of the Securities Act, and that the holder is an “accredited investor” as defined in Regulation D.

The following table sets forth certain information about the shares of our common stock we repurchased during the three months ended June 30, 2008.

Period	Total Number of Shares Repurchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 – April 30	305,547	(1)	$12.14	—	$—
May 1 – May 31	—		$—	—	$—
June 1 – June 30	—		$—	—	$—

	305,547		$12.24	—	$—

(1)	Amount represents shares withheld for statutory taxes from a distribution of shares under our Employee Stock Bonus Plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held June 25, 2008. Robert Ted Enloe, III, Jeffrey T. Hinson and James S. Kahan were elected as Class II directors, each to serve a three-year term expiring in 2011 or until their successors are elected or their earlier resignation or removal.

The stockholders also ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2008.

The results of voting at the annual meeting of stockholders were as follows:

Proposal No. 1 — Election of Directors

Nominee	For	Withheld
Robert Ted Enloe, III	53,723,494	12,759,699
Jeffrey T. Hinson	55,988,251	10,494,942
James S. Kahan	55,521,769	10,961,424

Proposal No. 2 — Ratification of the Appointment of the Independent Registered Public Accounting Firm

For	Against	Abstain
66,457,986	20,761	4,446

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
10.1	First Amendment to Services Agreement, dated June 20, 2008, by and among Live Nation Worldwide, Inc., KSC Consulting (Barbados) Inc., CPI International Touring Inc. and Michael Cohl (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 20, 2008)

10.2	Amended and Restated Credit Agreement, dated as of July 17, 2008, among Live Nation, Inc., Live Nation Worldwide, Inc. and the foreign borrowers party thereto, as Borrowers, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, Bank of America, N.A., as Syndication Agent, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Co-Lead Arrangers and Joint BookrunnersFirst (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 23, 2008)

10.3	Second Amended and Restated Certificate of Incorporation of Live Nation Holdco #2, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed July 23, 2008)

10.4*	Employment Agreement dated December 17, 2007, by and between Live Nation Worldwide, Inc. and Brian Capo

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2008.

LIVE NATION, INC.

By:	/s/ Brian Capo
Brian Capo
Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	First Amendment to Services Agreement, dated June 20, 2008, by and among Live Nation Worldwide, Inc., KSC Consulting (Barbados) Inc., CPI International Touring Inc. and Michael Cohl (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 20, 2008)

10.2	Amended and Restated Credit Agreement, dated as of July 17, 2008, among Live Nation, Inc., Live Nation Worldwide, Inc. and the foreign borrowers party thereto, as Borrowers, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, Bank of America, N.A., as Syndication Agent, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Co-Lead Arrangers and Joint BookrunnersFirst (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 23, 2008)

10.3	Second Amended and Restated Certificate of Incorporation of Live Nation Holdco #2, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed July 23, 2008)

10.4*	Employment Agreement dated December 17, 2007, by and between Live Nation Worldwide, Inc. and Brian Capo

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

*	Filed herewith.
**	Furnished herewith.