Form 10-Q
period 2008-09-30
Live Nation, Inc.
filed 2008-11-07
CIK 1335258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008,

or

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

On October 31, 2008, there were 78,191,721 outstanding shares of the registrant’s common stock, $0.01 par value per share, excluding 238,795 shares held in treasury.

LIVE NATION, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$205,916	$338,991
Accounts receivable, less allowance of $9,243 as of September 30, 2008 and $18,928 as of December 31, 2007	358,621	264,316
Prepaid expenses	257,901	186,379
Other current assets	37,288	44,722
Assets held for sale	11,376	—

Total Current Assets	871,102	834,408
PROPERTY, PLANT AND EQUIPMENT
Land, buildings and improvements	934,802	1,018,079
Furniture and other equipment	236,794	236,320
Construction in progress	148,883	51,725

	1,320,479	1,306,124
Less accumulated depreciation	406,100	391,079

	914,379	915,045
INTANGIBLE ASSETS
Intangible assets — net	506,244	382,999
Goodwill	451,248	471,542
OTHER LONG-TERM ASSETS
Notes receivable, less allowance of $565 as of September 30, 2008 and December 31, 2007	1,440	1,703
Investments in nonconsolidated affiliates	21,347	23,443
Other long-term assets	182,641	122,963

Total Assets	$2,948,401	$2,752,103

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$93,966	$79,273
Accrued expenses	512,606	511,636
Deferred revenue	255,995	259,868
Current portion of long-term debt	59,948	36,345
Other current liabilities	50,420	18,348

Total Current Liabilities	972,935	905,470
Long-term debt	739,386	786,261
Other long-term liabilities	144,094	91,465
Minority interest liability	67,823	61,841
Series A and Series B redeemable preferred stock	40,000	40,000
Commitments and contingent liabilities (Note 8)
SHAREHOLDERS’ EQUITY
Common stock	769	749
Additional paid-in capital	972,907	940,848
Retained deficit	(25,180)	(130,941)
Cost of shares held in treasury	(2,900)	—
Accumulated other comprehensive income	38,567	56,410

Total Shareholders’ Equity	984,163	867,066

Total Liabilities and Shareholders’ Equity	$2,948,401	$2,752,103

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands except share and per share data)
Revenue	$1,588,653	$1,452,578	$3,251,077	$2,836,397
Operating expenses:
Direct operating expenses	1,295,416	1,200,071	2,589,443	2,265,952
Selling, general and administrative expenses	174,254	151,910	495,312	444,354
Depreciation and amortization	31,490	26,191	98,761	77,243
Gain on sale of operating assets	(1,158)	(6,112)	(799)	(20,806)
Corporate expenses	13,062	11,335	35,177	30,394

Operating income	75,589	69,183	33,183	39,260
Interest expense	15,285	15,018	45,646	45,194
Interest income	(2,978)	(3,704)	(8,406)	(10,631)
Equity in earnings of nonconsolidated affiliates	(1,979)	(3,211)	(871)	(2,571)
Minority interest expense (income)	4,261	8,099	(284)	8,574
Other expense (income) — net	277	(210)	(838)	(564)

Income (loss) from continuing operations before income taxes	60,723	53,191	(2,064)	(742)
Income tax expense (benefit):
Current	(51,167)	5,880	(37,951)	22,545
Deferred	470	6,360	6,132	10,549

Income (loss) from continuing operations	111,420	40,951	29,755	(33,836)
Income from discontinued operations, net of tax	28,508	602	76,006	40,262

Net income	139,928	41,553	105,761	6,426
Other comprehensive income (loss), net of tax	(29,731)	20,326	(17,843)	29,809

Comprehensive income	$110,197	$61,879	$87,918	$36,235

Basic income (loss) per common share:
Income (loss) from continuing operations	$1.46	$0.59	$0.39	$(0.51)
Income from discontinued operations	0.38	0.01	1.01	0.61

Net income	$1.84	$0.60	$1.40	$0.10

Diluted income (loss) per common share:
Income (loss) from continuing operations	$1.33	$0.54	$0.39	$(0.51)
Income from discontinued operations	0.34	0.01	1.00	0.61

Net income	$1.67	$0.55	$1.39	$0.10

Weighted average common shares outstanding:
Basic	76,230,900	69,398,147	75,647,661	66,820,837

Diluted	84,736,808	78,215,047	76,360,255	66,820,837

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$105,761	$6,426
Reconciling items:
Depreciation	57,981	59,250
Amortization of intangibles	54,572	20,434
Impairment of operational assets	16,035	—
Deferred income tax expense	6,132	10,400
Amortization of debt issuance costs	3,368	1,337
Non-cash compensation expense	9,588	11,609
Gain on sale of operating assets	(167,797)	(20,934)
Gain on sale of other investments	—	(64)
Equity in losses (earnings) of nonconsolidated affiliates	673	(3,377)
Minority interest expense (income)	(123)	8,190
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(126,615)	(127,855)
Increase in prepaid expenses	(83,259)	(81,688)
Increase in other assets	(89,552)	(34,301)
Increase in accounts payable, accrued expenses and other liabilities	116,788	93,703
Increase in deferred revenue	52,885	91,232
Decrease in other — net	(401)	—

Net cash provided by (used in) operating activities	(43,964)	34,362
CASH FLOWS FROM INVESTING ACTIVITIES
Collection of notes receivable	106	1,873
Advances to notes receivable	—	(722)
Distributions from nonconsolidated affiliates	4,976	8,983
Investments made to nonconsolidated affiliates	(255)	(2,967)
Proceeds from disposal of other investments	—	3,616
Purchases of property, plant and equipment	(138,550)	(66,945)
Proceeds from disposal of operating assets, net of cash divested	194,286	72,007
Cash paid for acquisitions, net of cash acquired	(35,977)	(76,051)
Purchases of intangible assets	(46,316)	—
Decrease in other — net	308	368

Net cash used in investing activities	(21,422)	(59,838)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	275,242	315,741
Payments on long-term debt	(327,614)	(249,835)
Contributions from minority interest partners	8,847	—
Distributions to minority interest partners	(1,845)	(3,319)
Proceeds from exercise of stock options	636	424
Payments for purchases of common stock	(3,628)	—

Net cash provided by (used in) financing activities	(48,362)	63,011
Effect of exchange rate changes on cash	(19,327)	(73)
Net increase (decrease) in cash and cash equivalents	(133,075)	37,462
Cash and cash equivalents at beginning of period	338,991	313,880

Cash and cash equivalents at end of period	$205,916	$351,342

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

Prior to the Separation, Live Nation was a wholly-owned subsidiary of Clear Channel. As part of the Separation, holders of Clear Channel’s common stock received one share of Live Nation common stock for every eight shares of Clear Channel common stock.

The Company’s reportable segments are North American Music, International Music, Artist Nation (previously known as Global Artists) and Ticketing (previously known as Global Digital). Prior to 2008, the Company reported a Global Theater segment, which has been eliminated after the divestiture of substantially all of the Company’s North American theatrical business in January 2008. The Company’s United Kingdom theatrical venue operation business, previously included in Global Theater, is now reported in other operations and the few remaining North American theater venues are now reported in North American Music. The North American Music segment principally involves the promotion of live music events in the Company’s owned and/or operated venues and in rented third-party venues and the operation and management of music venues principally in the United States and Canada. The International Music segment principally involves the promotion of live music events in the Company’s owned and/or operated venues and in rented third-party venues, the production of music festivals and the operation and management of music venues outside of North America. The Artist Nation segment principally involves the promotion and/or production of global music tours as well as providing various services to artists including recorded music and music publishing, merchandise, artist fan sites and VIP ticketing, broadcast/digital media rights, and sponsorship and marketing services. The Ticketing segment principally involves the management of the Company’s internal centralized ticketing operations, the development of the Company’s new ticketing initiative and online and wireless distribution activities, including the development of the Company’s website. In addition, the Company has United Kingdom theatrical venue operations and other businesses, which are included under other operations.

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

Recent Accounting Pronouncements

Recently Adopted Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement 157”). Statement 157 provides guidance for using fair value to measure assets and liabilities and also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Statement 157 does not expand the use of fair value in any new circumstances. The Company adopted Statement 157 on January 1, 2008 for all financial assets and liabilities recognized or disclosed at fair value in its consolidated financial statements on a recurring basis (at least annually). Refer to Note 7. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date for these items was delayed to fiscal years beginning after November 15, 2008. The Company is currently assessing the impact on its nonfinancial assets and liabilities that the adoption of Statement 157 will have on its financial position and results of operations.

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

Recently Issued Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“Statement 141(R)”). Statement 141(R) establishes revised principles and requirements for the recognition and measurement of assets and liabilities in a business combination. Statement 141(R) requires (i) recognition of 100% of the fair values of acquired assets, including goodwill, and assumed liabilities upon obtaining control, (ii) contingent consideration to be recorded at fair value at acquisition date, (iii) transaction costs to be expensed as incurred, (iv) pre-acquisition contingencies to be accounted for at acquisition date at fair value and (v) costs of a plan to exit an activity or terminate or relocate employees to be accounted for as post-combination costs. Statement 141(R) is effective for fiscal years beginning after December 15, 2008. The Company will adopt Statement 141(R) on January 1, 2009 and apply the requirements of Statement 141(R) for business combinations that occur after the date of adoption.

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP will change the accounting for certain convertible debt instruments, including the Company’s 2.875% convertible senior notes. Under the new rules for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity would separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the new rules for the Company’s notes is that the equity component will be included in the additional paid-in capital section of shareholders’ equity on the Company’s balance sheet and the value of the equity component will be treated as an original issue discount for purposes of accounting for the debt component of the notes. Higher interest expense will result by recognizing the accretion of the discounted carrying value of the notes to their face amount as interest expense over the expected term of the notes using an effective interest rate method of amortization. This FSP is effective for fiscal years and interim periods beginning after December 15, 2008 and is required to be applied retrospectively to all periods presented. The Company is currently evaluating the new rules and their impact on the Company’s current accounting for its notes and expects to recognize additional interest expense starting in 2009 due to the interest expense accretion associated with the notes and to report greater than previously reported interest expense due to retrospective application.

NOTE 2 — LONG-LIVED ASSETS

Definite-lived Intangibles

The Company has definite-lived intangible assets which are amortized over the shorter of either the respective lives of the agreements or the period of time the assets are expected to contribute to the Company’s future cash flows. The following table presents the gross carrying amount and accumulated amortization of definite-lived intangible assets as of September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Venue management and leasehold interests	$131,257	$(19,698)	$82,693	$(8,848)
Artist relationships and other revenue-generating contracts	393,463	(55,340)	298,197	(28,962)
Trademarks and naming rights	23,577	(5,983)	14,390	(4,042)
Other	5,889	(515)	4,286	(761)

Total	$554,186	$(81,536)	$399,566	$(42,613)

During the nine months ended September 30, 2008, the Company recorded additional definite-lived intangible assets totaling $162.9 million due primarily to purchase accounting adjustments for venue management and leasehold interests, naming rights, artist relationships and revenue-generating contracts resulting from the Company’s 2007 acquisitions of Academy Music Holdings Limited Group (“AMG”) and Signatures SNI, Inc. (“Signatures”), the acquisition in the first quarter of 2008 of the operating company that manages and holds the lease for the Heineken Music Hall located in Amsterdam, and the second quarter acquisitions of the remaining interests the Company did not already own in Lugerinc. AB and Moondog Entertainment AB (“Luger and Moondog”), both music-related companies in Sweden, a 51% interest in Live Nation – Haymon Ventures, LLC and a 78.3% interest in DFC Holdings Limited (“DFC”), a promoter in Scotland, through a joint venture with Gaiety Investments. The Company owns 50.1% of the joint venture with Gaiety Investments. These additional definite-lived intangible assets have a weighted average life of approximately ten years. Additionally, the Company recorded purchase accounting adjustments for the Company’s 2007 acquisition of the remaining interest in Concert Productions International (“CPI”) resulting in a reduction of $51.3 million in artist relationship intangible assets due to a reclassification to goodwill.

In addition, the Company recorded other definite-lived intangible assets of $55.0 million related to entering into certain artist rights agreements.

Total amortization expense from definite-lived intangible assets for the three months ended September 30, 2008 and 2007 and nine months ended September 30, 2008 and 2007 was $11.6 million, $6.8 million, $41.5 million and $20.4 million, respectively. The increase for the three and nine months ended September 30, 2008 as compared to the same periods of the prior year was primarily due to amortization of intangible assets related to purchase accounting adjustments for the Company’s acquisitions of AMG, CPI, Signatures, and DFC. During the nine months ended September 30, 2008, the Company recorded an impairment write-down related to definite-lived intangibles of $0.2 million included in depreciation and amortization in the Company’s Artist Nation segment.

Indefinite-lived Intangibles

The Company has indefinite-lived intangible assets which consist primarily of the intangible value related to trade names which are reviewed for impairment at least annually. These indefinite-lived intangible assets had a carrying value of $33.6 million and $26.0 million as of September 30, 2008 and December 31, 2007, respectively. The increase in indefinite-lived intangible assets during 2008 was due primarily to the intangible value related to trade names resulting from purchase accounting adjustments for the Company’s 2007 acquisition of AMG.

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

The following table presents the changes in the carrying amount of goodwill in each of the Company’s segments for the nine-month period ended September 30, 2008:

	North American Music	International Music	Artist Nation	Ticketing	Other(1)	Total
	(in thousands)
Balance as of December 31, 2007	$210,184	$176,813	$74,093	$—	$10,452	$471,542
Acquisitions	655	6,555	7,053	—	13,037	27,300
Dispositions	—	—	—	—	(6,717)	(6,717)
Impairment	—	—	—	—	(13,037)	(13,037)
Foreign currency	(1,609)	(2,304)	—	—	—	(3,913)
Adjustments	(11,171)	(9,724)	(2,232)	—	(800)	(23,927)

Balance as of September 30, 2008	$198,059	$171,340	$78,914	$—	$2,935	$451,248

(1)	The beginning balance includes $6.7 million which was previously reported in the Global Theater segment. That segment has been eliminated due to the divestiture of the North American theatrical business.

Included in the acquisition amount above is $40.8 million of goodwill primarily related to the Company’s 2008 acquisitions of: a 78.3% interest in DFC; the operating company that manages and holds the lease for the Heineken Music Hall; and the remaining interests the Company did not already own in Luger and Moondog.

Also included in the acquisition amount above is a reduction of goodwill recorded in 2008 related to adjustments in the purchase accounting for the Company’s 2007 acquisitions of Signatures and AMG. The Signatures adjustment includes a reduction of goodwill of $33.5 million related to the recording of the fair value of the definite-lived intangibles. The AMG adjustment includes a net reduction in goodwill of $37.3 million related to the recording of the fair value of definite-lived and indefinite-lived intangibles, fixed assets and minority interest. Additionally, included in the acquisition amount above is an increase of $54.9 million to goodwill related to adjustments in the purchase accounting for the Company’s 2007 acquisition of CPI.

Included in the disposition amount above is $3.2 million related to the sale of the North American theatrical business and $3.6 million related to the sale of the Company’s motor sports business in September 2008.

In September 2008, in connection with the pending sale of its non-core events division (which has been classified as assets held for sale and discontinued operations), the Company reviewed the carrying value of its non-core events assets based on an indicator that future operating cash flows may not support their carrying value based on expected sales proceeds. It was determined that those assets were impaired since the estimated undiscounted cash flows, based on expected sales proceeds, associated with those assets were less than their carrying value. As a result, the Company recorded a goodwill impairment charge of $13.0 million, related to the goodwill for this non-core events division, in depreciation and amortization expense as a component of operating expenses in discontinued operations. The Company is not continuing to operate in the non-core events division after the sale is complete.

In addition, the Company recorded adjustments of $11.0 million primarily related to deferred tax assets, with an offset to goodwill, due to the limited availability of future tax deductions as a result of the settlement of certain Internal Revenue Service audits for periods prior to Clear Channel’s acquisition of the Company in 2000. Also, during the three months ended September 30, 2008, the Company determined that $12.9 million of deferred tax assets acquired with the HOB Entertainment, Inc. acquisition in 2006, for which the Company had previously recorded valuation allowances, met the more likely than not criteria for recognition. Accordingly, the Company recorded a reduction in the deferred tax valuation allowance for such deferred tax assets with an offset as an adjustment to goodwill.

The Company is in the process of finalizing its purchase accounting for recent acquisitions which could result in a change to the relevant purchase price allocations.

Other Operating Assets

The Company makes investments in various operating assets, including investments in assets and related rights for non-music events and DVD production and distribution. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In September 2008, in connection with the pending sale of the non-core events division along with rights to certain DVD projects, the Company recorded impairment write-downs related to these other operating assets, based on expected sales proceeds, of $1.3 million included in direct operating expenses in the Company’s Artist Nation segment and of $14.8 million included in operating expenses as part of discontinued operations.

NOTE 3 — RESTRUCTURING

As part of the Company’s acquisition of House of Blues Concert Canada (“HOB Canada”) in June 2007, the Company accrued $1.2 million in restructuring costs in its North American Music segment related to severance costs. This restructuring resulted in the termination of eight employees. These additional costs were recorded as part of the purchase price allocation. As of September 30, 2008, the accrual balance for the HOB Canada restructuring was $0.1 million.

As part of the Company’s acquisition of Mean Fiddler Music Group, PLC, subsequently renamed Festival Republic (“Mean Fiddler”) in July 2005, the Company accrued a total of $7.4 million in its International Music segment primarily related to lease terminations which it expects to pay over the next several years. These additional costs were recorded as part of the purchase price allocation. In August 2007, the Company sold seven small-sized music venues that were acquired with Mean Fiddler resulting in a reduction of $4.4 million in the restructuring accrual, with an offset to goodwill, for the lease terminations related to these venues. As of September 30, 2008, the accrual balance for the Mean Fiddler restructuring was $1.1 million.

In addition, the Company has a remaining restructuring accrual of $1.9 million as of September 30, 2008, related to its merger with Clear Channel in August 2000.

In total, the Company has recorded a liability in purchase accounting related to severance for terminated employees and lease terminations as follows:

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Severance and lease termination costs:
Accrual at January 1	$3,543	$13,132
Restructuring accrual recorded	—	1,456
Payments charged against restructuring accrual	(428)	(6,185)
Adjustments and foreign currency	(34)	(4,434)

Accrual at September 30	$3,081	$3,969

The accrual at September 30, 2008 is comprised of $0.7 million of severance and $2.4 million of lease termination costs. The severance accrual includes amounts that will be paid over the next several years related to deferred payments to former employees, as well as other compensation. The lease termination accrual will be paid over the next 15 years. During the three and nine months ended September 30, 2008, $0.1 and $0.4 million, respectively, was charged to the restructuring reserve related to severance.

NOTE 4 — DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

In January 2008, the Company completed the sale of substantially all of its North American theatrical business, which included the assets of the North American theatrical presenting business and certain theatrical venues, to Key Brand Entertainment Inc. and its lenders for a gross sales price of $90.4 million pursuant to a stock purchase agreement. After fees, expenses, an adjustment to replace the show cash of the North American theatrical business that was previously removed from the operations and utilized by the Company and other adjustments, the Company will receive approximately $31.3 million of proceeds, net of cash sold and transaction costs. The sale of the North American theatrical business resulted in a total gain before tax of $18.0 million.

In September 2008, the Company sold its motor sports business to Feld Acquisition Corp., a wholly-owned subsidiary of Feld Entertainment, Inc. pursuant to a stock purchase agreement for a gross sales price of $175.0 million in cash, subject to certain net working capital and other post-closing adjustments, in addition to a performance-based contingent payment of up to $30.0 million over a five-year period commencing with calendar year 2009. After estimated fees, expenses and other adjustments, the Company received approximately $167.6 million of net proceeds, excluding the contingent payment. The sale of the motor sports business resulted in a gain before tax of $145.8 million.

In October 2008, as part of a binding agreement with Events Acquisition Corporation, the Company agreed to sell its non-core events division along with rights to certain DVD projects. Events Acquisition Corporation is owned by Michael Cohl who is a former director and executive officer of the Company. The events division included rights or investments in certain non-music and exhibition-style events. Under the agreement, the Company will receive approximately $15.4 million for the events division, DVD projects and other rights, in addition to performance-based contingent payments and undistributed profits related to future periods. At September 30, 2008, the Company recorded a $29.2 million impairment related to the events division, including a $13.0 million impairment of goodwill, and also a $1.5 million impairment related to the DVD projects. The Company has reported the events business as assets held for sale in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”), in the consolidated balance sheet at September 30, 2008. Mr. Cohl continues to work with the Company as a consultant and remains bound by a non-compete clause until 2016, but under the agreement he will be permitted to co-promote with Live Nation tours for certain artists. Mr. Cohl will also be able to continue his work with certain non-music related events and exhibitions. In connection with the sale, a number of employees, primarily from the Company’s Miami offices, will leave the Company and join Mr. Cohl’s new organization.

The Company has reported the North American theatrical business, the motor sports business and the events division as discontinued operations in accordance with Statement 144. Accordingly, the results of operations for all periods presented have been reclassified to reflect the North American theatrical business, the motor sports business and the events division as discontinued operations. Included in discontinued operations is the impairment of $29.2 million for the events division as discussed above.

Summary operating results of discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Revenue	$10,573	$95,153	$160,000	$335,084
Operating expenses	43,369	92,383	166,177	296,520
Loss (gain) on sale of operating assets	262	(16)	(2,388)	(128)
Other expense (income) — net	1,310	2,629	1,588	(1,529)

Income (loss) from discontinued operations before income taxes	(34,368)	157	(5,377)	40,221
Income tax expense (benefit)	1,469	(445)	1,788	(41)

Income (loss) from discontinued operations before gain on disposal	(35,837)	602	(7,165)	40,262
Gain on disposal, net of tax of $81.4 million for the three and nine months ended September 30, 2008	(64,345)	—	(83,171)	—

Income from discontinued operations	$28,508	$602	$76,006	$40,262

NOTE 5 — INVESTMENTS

The Company has investments in various nonconsolidated affiliates. These investments are not consolidated, but are accounted for under the equity method of accounting whereby the Company records its investments in these entities in the balance sheet as investments in nonconsolidated affiliates. The Company’s interests in their operations are recorded in the statement of operations as equity in earnings of nonconsolidated affiliates. For the nine months ended September 30, 2008, the following three investments are considered significant:

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

Summarized unaudited income statement information for these investments is as follows:

	Dominion	MLK	Delirium Concert (1)
	(in thousands)
Three Months Ended September 30, 2008
Revenue	$3,101	$56,685	$—
Operating income	$1,258	$9,476	$—
Net income	$1,043	$7,165	$—

Nine Months Ended September 30, 2008
Revenue	$11,199	$95,398	$15,769
Operating income (loss)	$4,428	$12,331	$(4,215)
Net income (loss)	$3,734	$8,712	$(4,198)

Three Months Ended September 30, 2007
Revenue	$4,261	$79,321	$2,710
Operating income (loss)	$1,761	$10,722	$(1,712)
Net income (loss)	$1,530	$6,486	$(1,712)

Nine Months Ended September 30, 2007
Revenue	$12,369	$146,918	$29,957
Operating income (loss)	$5,137	$16,317	$(16,037)
Net income (loss)	$4,408	$9,559	$(16,037)

(1)	Included in Delirium Concert’s operating income (loss) is amortization of production costs related to the event.

These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For the nine months ended September 30, 2008, the Company recorded an impairment write-down related to these investments in nonconsolidated affiliates of $1.4 million as equity in losses (earnings) of nonconsolidated affiliates as a component of other expense (income) – net in discontinued operations. For the nine months ended September 30, 2007, the Company recorded an impairment write-down related to these investments in nonconsolidated affiliates of $1.2 million as equity in losses (earnings) of nonconsolidated affiliates in continuing operations.

NOTE 6 — DERIVATIVE INSTRUMENTS

At September 30, 2008, the Company has four interest rate swap agreements, two of which were entered into during the third quarter of 2008, that are designated as cash flow hedges for accounting purposes, which include swaps and combinations of interest rate caps and floors, with a total notional amount of $312.5 million, to effectively convert a portion of its floating-rate debt to a fixed-rate basis. One of these swap agreements is a forward swap with a notional amount of $162.5 million and an effective date of March 31, 2009. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s variable rate debt, thus reducing the impact of interest rate changes on future interest expense. Approximately 74% of the Company’s outstanding term loans under the senior secured credit facility had their interest payments designated as the hedged forecasted transactions against the interest rate swap agreements at September 30, 2008. During the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007, the Company recorded an unrealized gain of $2.0 million, an unrealized loss of $1.4 million, an unrealized gain of $1.8 million and an unrealized loss of $1.0 million, respectively, as a component of other comprehensive income (loss) and recorded no ineffectiveness related to these hedges. Based on the current interest rate expectations, the Company estimates that approximately $1.3 million of this loss in other comprehensive income will be reclassified into earnings in the next 12 months as an offset to interest expense.

The Company has recorded a gain (loss) and related asset (liability) related to these designated derivative instruments during the period as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Balance at beginning of period	$(1,944)	$539	$(1,784)	$104
Unrealized holding gain (loss) on cash flow derivatives	1,970	(1,407)	1,810	(972)

Balance at end of period	$26	$(868)	$26	$(868)

As part of the acquisition of AMG, the Company also has interest rate swap agreements to convert $22.5 million of AMG’s long-term debt from floating-rate debt to a fixed-rate basis. These interest rate swap agreements have not been designated as hedging instruments. Therefore, any change in fair value is recorded in earnings during the period of the change. For the three and nine months ended September 30, 2008, the change in fair value was not significant to the Company’s results of operations.

The Company’s 2.875% convertible senior notes issued in July 2007 include certain provisions which are bifurcated from the notes and accounted for as derivative instruments. At the date of issuance and as of September 30, 2008, the fair value of these provisions is considered de minimis.

In 2007, the Company guaranteed to a third party a minimum value of its stock pursuant to a contractual arrangement. As of September 30, 2008 and December 31, 2007, the fair value of this guarantee is $8.0 million and $10.5 million, respectively. The change in fair value of this guarantee is recorded as a component of depreciation and amortization expense.

Occasionally, the Company will use forward currency contracts to reduce its exposure to foreign currency risk. The principal objective of such contracts is to minimize the risks and/or costs associated with artist fee commitments. At September 30, 2008, the Company has forward currency contracts outstanding with a notional amount of $21.4 million. The change in fair value of these instruments from date of purchase through September 30, 2008 was not significant to the Company’s results of operations. These forward currency contracts have not been designated as hedging instruments.

NOTE 7 — FAIR VALUE MEASUREMENTS

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

Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that can be accessed at the measurement date.

Level 2 – Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 – Unobservable inputs that reflect assumptions about what market participants would use in pricing the asset or liability. These inputs would be based on the best information available, including the Company’s own data.

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of September 30, 2008, which are classified as cash and cash equivalents, other long-term assets, other current liabilities and other long-term liabilities:

Recurring Fair Value Measures (in thousands)	Fair Value Measurements at September 30, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Forward exchange contracts	$—	$1,419	$—	$1,419
Investment in Rabbi Trust	2,622	—	—	2,622
Interest rate swaps	—	957	—	957

Total	$2,622	$2,376	$—	$4,998

Liabilities:
Forward exchange contracts	$—	$1,277	$—	$1,277
Interest rate swaps	—	1,058	—	1,058
Embedded derivatives	—	7,996	—	7,996
Other liabilities	2,622	—	—	2,622

Total	$2,622	$10,331	$—	$12,953

Forward exchange contracts are based on observable market transactions of spot and forward rates. Investments held in Rabbi Trusts include exchange-traded equity securities and mutual funds. Fair values for these investments are based on quoted prices in active markets and are therefore classified within Level 1 of the fair value hierarchy. Interest rate swaps include interest rate collars and plain vanilla swaps. Fair values for these financial instruments are based upon inputs corroborated by observable market data with similar tenors. Embedded derivatives include a bifurcated derivative from a contractual arrangement. The fair value of this instrument is based upon inputs that are observable in the market. Other liabilities represent deferred compensation obligations to employees under certain plans. The liabilities related to these plans are adjusted based on changes in the fair value of the underlying employee-directed investments. Since the employee-directed investments are exchange-traded equity securities and mutual funds with quoted prices in active markets, the liabilities are classified within Level 1 of the fair value hierarchy.

NOTE 8 — COMMITMENTS AND CONTINGENT LIABILITIES

The Company has leases that contain contingent payment requirements for which payments vary depending on revenue, tickets sold or other variables.

During 2006, in connection with the Company’s acquisition of Historic Theatre Group, the Company guaranteed obligations related to a lease agreement. In the event of default, the Company could be liable for obligations which have future lease payments (undiscounted) of approximately $30.9 million through the end of 2035. The scheduled future minimum rentals for this lease for the years 2008 through 2012 are $1.6 million each year. The venues under the lease agreement were included in the sale of the North American theatrical business. The Company entered into an Assumption Agreement with the buyer in connection with the sale, under which the buyer is assuming the Company’s obligations under the guaranty, however the Company remains contingently liable to the lessor. The Company believes that the likelihood of a material liability being triggered under this lease is remote, and no liability has been accrued for these contingent lease obligations as of September 30, 2008.

As of September 30, 2008 and December 31, 2007, the Company guaranteed the debt of third parties of approximately $2.8 million for both periods primarily related to maximum credit limits on employee and tour related credit cards and bank lines of credit of a nonconsolidated affiliate and a third-party promoter.

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

NOTE 9 — RELATED-PARTY TRANSACTIONS

Transactions with Clear Channel

From time to time, the Company purchases advertising from Clear Channel and its subsidiaries in the ordinary course of business. For the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007, the Company recorded $4.2 million, $4.0 million, $10.8 million and $9.4 million, respectively, as components of direct operating expenses and selling, general and administrative expenses for these advertisements.

Transactions with Directors

Through a stock purchase agreement in September 2007, the Company completed the purchase of all of the equity interests in CPI and related companies and subsidiaries (collectively, the “CPI Companies”) that the Company did not already own. Michael Cohl, a director of Live Nation at the time, owned both a direct and an indirect ownership interest in the CPI Companies at the time of the completion of this purchase. The CPI Companies and the Company concurrently entered into a services agreement with KSC Consulting (Barbados) Inc. (“KSC”) which provided for the executive services of Mr. Cohl, pursuant to which Mr. Cohl served as Chief Executive Officer of the CPI Companies and Chairman and Chief Executive Officer of the Company’s former Live Nation Artists division for a term of five years. In June 2008, the parties entered into an amendment to the services agreement, under which Mr. Cohl will perform consulting services for the Company through June 2012. In connection with this amendment, the Company paid KSC a lump-sum payment of $4.5 million as full payment for Mr. Cohl’s services under the consulting engagement. As part of that amendment, Mr. Cohl resigned as a director of the Company and from all offices he held with the Company. For the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007, KSC was paid zero, $0.3 million, $0.8 million and $0.8 million, respectively, under the original services agreement. In addition, in March 2008, KSC was awarded a bonus of 41,220 shares of the Company’s common stock that were issued in April 2008.

Other Related Parties

During the nine months ended September 30, 2008, the Company paid $10.6 million in connection with three acquisitions of companies owned by various members of management of the Company’s subsidiaries. Two of these acquisitions were of companies that held leases of venues and the third acquisition related to a company that promotes a festival.

The Company conducts certain transactions in the ordinary course of business with companies that are owned, in part or in total, by various members of management of the Company’s subsidiaries or companies over which the Company has significant influence. These transactions primarily relate to venue rentals, including a rental advance in 2008, concession services, equipment rental, ticketing, marketing and other services and reimbursement of certain costs. Expenses of $4.4 million, $3.8 million, $16.7 million and $8.0 million were incurred for the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007, respectively, and revenue of $0.8 million, $1.3 million, $2.1 million and $2.2 million was earned for those same periods, respectively, from these companies for services rendered or provided in relation to these business ventures.

None of these transactions were with directors or executive officers of the Company.

NOTE 10 — INCOME TAXES

The Company customarily calculates interim effective tax rates in accordance with Accounting Principles Board Opinion 28, Interim Financial Reporting (“APB 28”). As required by APB 28, the Company applies the estimated annual effective tax rate to year-to-date pretax income (or loss) at the end of each interim period to compute a year-to-date tax expense (or benefit). FASB Interpretation No. 18 (“FIN 18”) requires departure from customary effective tax rate computations when losses incurred within tax jurisdictions cannot be carried back and future profits associated with operations in those tax jurisdictions cannot be assured beyond any reasonable doubt. Accordingly, the Company has calculated an expected annual effective tax rate of 32%, excluding significant, unusual or extraordinary items, for ordinary income associated with operations, which are principally outside of the United States, for which the Company currently expects to have annual taxable income. That effective tax rate has been applied to year-to-date earnings for those operations for which the Company currently expects to have taxable income. The Company has not recorded tax benefits associated with losses from operations for which future taxable income cannot be reasonably assured. As required by APB 28, the Company also includes tax effects of significant, unusual or extraordinary items in income tax expense in the interim period in which they occur.

The net income tax benefit from continuing operations is $31.8 million for the nine months ended September 30, 2008. Of this net income tax benefit $67.6 million relates to tax benefits associated principally with current and prior year U.S. losses for which tax benefits were not previously recorded since those losses had not met the more likely than not criteria for recognition. During the third quarter of 2008, gains associated with the sale of the Company’s motor sports business enabled the current and some prior year losses to meet the criteria for recognition. The net tax benefit also includes a tax benefit of $1.7 million resulting from the effect of changes in tax rates. The components of tax expense which contributed to the net tax benefit included $24.5 million of statutory tax on profitable operations which are principally operations outside of the United States and which reflect an effective tax rate for those jurisdictions of 32%, state and local taxes of $1.7 million, interest and penalties for uncertain tax positions of $2.3 million and adjustments for significant, unusual and extraordinary items of $9.0 million, including valuation allowances recorded against deferred tax assets.

During the first nine months of 2007, the effective tax rate applied to year-to-date earnings in taxable jurisdictions for which we expected to have taxable income was 29%. During the first nine months of 2008, an effective tax rate of 32% was applied to year-to-date earnings in taxable jurisdictions for which we expect to have taxable income. The increase in the effective tax rate applied during 2008 is principally related to larger permanent differences as a percentage of pre-tax income relative to 2007.

During the nine months ended September 30, 2008, the Company revised its estimated annual effective tax rate to account for the tax effects arising from a change in the statutory rate applicable to temporary differences related principally to AMG and other United Kingdom operations. As a result, income tax expense for the first nine months was adjusted to reflect the effects of the change in the tax law and resulted in a decrease in income tax expense of $1.7 million during the second quarter. This amount is principally attributable to the application of enacted tax rates to deferred tax balances established for AMG.

The Company has U.S. federal net operating loss carry forwards that, if not used, will expire between calendar years 2008 and 2028. The amount of net operating loss carry forwards that will expire in 2008 and 2009 if not used are $5.7 million and $25.6 million, respectively.

Historically, the Company has reinvested all foreign earnings in its foreign operations. During the nine months ended September 30, 2008, the Company remitted $17.6 million from one of its non-U.S. North American operations. The Company has determined that the remittance generates no incremental U.S. tax due to the Company’s current net operating loss position. The Company believes all undistributed foreign earnings will be indefinitely reinvested in its foreign operations.

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

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Numerator:
Income (loss) from continuing operations	$111,420	$40,951	$29,755	$(33,836)
Effect of dilutive securities: 2.875% convertible senior notes	1,581	1,542	—	—

Numerator for income (loss) from continuing operations per common share — diluted	$113,001	$42,493	$29,755	$(33,836)
Denominator:
Weighted average common shares	76,231	69,398	75,648	66,821
Effect of dilutive securities:
Stock options, restricted stock and warrants	401	2,034	712	—
2.875% convertible senior notes	8,105	6,783	—	—

Denominator for income (loss) from continuing operations per common share — diluted	84,737	78,215	76,360	66,821
Income (loss) from continuing operations per common share:
Basic	$1.46	$0.59	$0.39	$(0.51)
Diluted	$1.33	$0.54	$0.39	$(0.51)

The calculation of diluted income (loss) from continuing operations per common share includes the effects of the assumed exercise of any outstanding stock options and warrants, the assumed vesting of shares of restricted stock and the assumed conversion of the 2.875% convertible senior notes where dilutive. For the three and nine months ended September 30, 2008, the diluted weighted average common shares outstanding excludes the effect of 2,248,750 stock options and warrants, since the inclusion of such options and warrants would be anti-dilutive and 150,000 shares for a performance-based restricted stock award for which the objectives have not yet been met. For the three months ended September 30, 2007, the diluted weighted average common shares outstanding excludes the effect of 1,875,000 stock options, since the inclusion of such options would be anti-dilutive. For the nine months ended September 30, 2007, the Company has excluded all potentially dilutive securities, such as nonvested restricted stock and outstanding options to purchase common stock, from the calculation of diluted loss from continuing operations per common share because such securities are anti-dilutive. In addition, for the nine months ended September 30, 2008 and 2007, the diluted weighted average common shares outstanding excludes 8,104,690 and 2,285,938 shares, respectively, which represent the dilutive effect of conversion shares related to the Company’s 2.875% convertible senior notes because such securities are anti-dilutive.

In October 2008, the Company issued 1,556,386 shares of the Company’s common stock in connection with a music-related rights agreement.

NOTE 12 — OTHER INFORMATION

Included in gain on sale of operating assets for the three months ended September 30, 2007 is a gain of $5.5 million related to the sale of seven small-sized music venues in London. For the nine months ended September 30, 2007, in addition to the item noted above, gain on sale of operating assets included $13.4 million related to the sale of two mid-sized venues in London and an amphitheater in Nashville, $6.0 million related to the sale of an office building in San Francisco and $3.6 million related to the sale of an arena/race track in Leicestershire, England. Partially offsetting these gains in 2007 was an $8.1 million loss related to the sale of the Company’s remaining 50.1% interest in the production of Phantom: The Las Vegas Spectacular.

NOTE 13 — SEGMENT DATA

The Company’s reportable segments are North American Music, International Music, Artist Nation and Ticketing. Prior to 2008, the Company reported a Global Theater segment, which has been eliminated after the divestiture of substantially all of the Company’s North American theatrical business in January 2008, which is reported as discontinued operations. The remaining North American theatrical venues which were not sold and the Company’s theatrical assets in the United Kingdom, both previously included in Global Theater, are now reported in the North American Music segment and other operations, respectively. Multiple operating segments are aggregated as the reportable segment for Artist Nation. The North American Music segment principally involves the promotion of live music events in the Company’s owned and/or operated venues and in rented third-party venues and the operation and management of music venues primarily in the United States and Canada. The International Music segment principally involves the promotion of live music events in the Company’s owned and/or operated venues and in rented third-party venues, the production of music festivals and the operation and management of music venues outside of North America. The Artist Nation segment principally involves the promotion and/or production of global music tours as well as providing various services to artists including recorded music and music publishing, merchandise, artist fan sites and VIP ticketing, broadcast/digital media rights, and sponsorship and marketing services. The Ticketing segment principally involves the management of the Company’s internal centralized ticketing operations, the development of the Company’s new ticketing initiative and online and wireless distribution activities, including the development of the Company’s website. Other operations include United Kingdom theatrical venue operations and other businesses. The Company’s motor sports business was sold in September 2008 and the Company agreed to sell the events business in October 2008, both of which were previously included in other operations, and are now reported as discontinued operations.

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

There are no customers that individually account for more than ten percent of the Company’s consolidated revenue in any year.

(in thousands)	North American Music	International Music	Artist Nation	Ticketing	Other	Corporate	Eliminations	Consolidated
Three Months Ended September 30, 2008
Revenue	$864,046	$480,735	$225,676	$6,733	$16,489	$—	$(5,026)	$1,588,653
Direct operating expenses	697,337	390,609	205,729	3,151	3,616	—	(5,026)	1,295,416
Selling, general and administrative expenses	90,204	44,040	20,988	8,751	10,271	—	—	174,254
Depreciation and amortization	15,443	8,037	3,558	1,319	2,180	953	—	31,490
Gain on sale of operating assets	(669)	(2)	—	—	(32)	(455)	—	(1,158)
Corporate expenses	—	—	—	—	—	13,062	—	13,062

Operating income (loss)	$61,731	$38,051	$(4,599)	$(6,488)	$454	$(13,560)	$—	$75,589

Intersegment revenue	$—	$720	$5,924	$—	$(1,618)	$—	$—	$5,026

Three Months Ended September 30, 2007
Revenue	$789,056	$334,358	$301,279	$4,819	$27,044	$—	$(3,978)	$1,452,578
Direct operating expenses	640,921	268,483	281,423	1,534	11,685	—	(3,975)	1,200,071
Selling, general and administrative expenses	84,387	37,972	13,123	4,020	12,411	—	(3)	151,910
Depreciation and amortization	13,391	3,597	3,750	1,084	2,849	1,520	—	26,191
Loss (gain) on sale of operating assets	(766)	(5,558)	—	—	264	(52)	—	(6,112)
Corporate expenses	—	—	—	—	—	11,335	—	11,335

Operating income (loss)	$51,123	$29,864	$2,983	$(1,819)	$(165)	$(12,803)	$—	$69,183

Intersegment revenue	$27	$996	$1,222	$—	$1,733	$—	$—	$3,978

Nine Months Ended September 30, 2008
Revenue	$1,783,867	$986,788	$419,058	$19,759	$67,205	$—	$(25,600)	$3,251,077
Direct operating expenses	1,421,712	789,256	373,972	8,658	21,448	—	(25,603)	2,589,443
Selling, general and administrative expenses	253,565	125,578	60,577	22,481	33,108	—	3	495,312
Depreciation and amortization	44,662	21,107	20,494	3,338	6,384	2,776	—	98,761
Loss (gain) on sale of operating assets	(667)	41	(117)	—	(205)	149	—	(799)
Corporate expenses	—	—	—	—	—	35,177	—	35,177

Operating income (loss)	$64,595	$50,806	$(35,868)	$(14,718)	$6,470	$(38,102)	$—	$33,183

Intersegment revenue	$12	$6,666	$18,922	$—	$—	$—	$—	$25,600
Identifiable assets	$1,133,138	$811,166	$694,039	$34,337	$203,314	$72,407	$—	$2,948,401
Capital expenditures	$33,289	$80,395	$3,430	$16,330	$2,747	$2,359	$—	$138,550

Nine Months Ended September 30, 2007
Revenue	$1,503,934	$774,183	$452,698	$9,034	$104,618	$—	$(8,070)	$2,836,397
Direct operating expenses	1,192,734	612,291	412,346	2,306	54,342	—	(8,067)	2,265,952
Selling, general and administrative expenses	253,126	103,538	37,232	10,664	39,797	—	(3)	444,354
Depreciation and amortization	40,259	11,856	10,388	2,170	8,479	4,091	—	77,243
Loss (gain) on sale of operating assets	(6,826)	(18,650)	—	—	4,780	(110)	—	(20,806)
Corporate expenses	—	—	—	—	—	30,394	—	30,394

Operating income (loss)	$24,641	$65,148	$(7,268)	$(6,106)	$(2,780)	$(34,375)	$—	$39,260

Intersegment revenue	$126	$1,289	$3,407	$—	$3,248	$—	$—	$8,070
Identifiable assets	$1,127,420	$728,815	$405,800	$17,813	$383,774	$99,159	$—	$2,762,781
Capital expenditures	$31,234	$13,395	$2,115	$10,002	$4,979	$5,220	$—	$66,945

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

The highlights for each of our segments for the third quarter of 2008 were:

North American Music

•

We achieved a 39% increase in average profit per show from the events that we promoted at our owned and/or operated amphitheaters in the third quarter of 2008 as compared to the third quarter of 2007 primarily due to cost savings in venue operations and an increase in the ancillary revenue per attendee at these events. A strong talent lineup, including Jonas Brothers, Journey, Rascal Flatts and Jimmy Buffett, complemented these cost savings by driving an increase in attendance of 9% and an increase in average ticket prices of 7% even while show count remained relatively flat.

•

In August 2008, we entered into an exclusive booking arrangement with CIE and T4F covering Mexico, Central America and South America. We believe that this arrangement will drive increased revenue in this region where we currently have a limited presence.

•

Overall, for the third quarter of 2008 we increased the average profit per show by 33% as compared to the third quarter of 2007 primarily due to a 7% increase in ancillary revenue per attendee along with a 4% increase in attendance at all events for North American Music. Total events for the third quarter of 2008 are slightly down as compared to the third quarter of 2007 primarily due to a focused reduction in unprofitable shows. For the year-to-date in 2008, total events exceeded the number of 2007 events by 3%, total attendance increased 15% and the ancillary revenue per attendee increased by 4% over the same period of 2007.

International Music

•

The third quarter of 2008 included approximately 650 events that we promoted in International Music, an increase over the approximately 400 events promoted in the same period of 2007, driven primarily by an increased volume of club shows as well as acquisitions. Total attendance for the third quarter of 2008 was in excess of 3.0 million, an increase of 0.8 million, driven primarily by acquisitions and the timing of the O2 Wireless and Rock Werchter festivals.

•

We entered into a 10-year contract with Telefonica O2 for a naming rights sponsorship at The Point arena in Dublin, Ireland. This venue is currently expected to open in December 2008 after the completion of our capital expansion project.

•	In July 2008, we acquired 51.0% of Moi.Je Prod SAS, the promoter of the Main Square festival in Arras, France.

Artist Nation

•

In July 2008, we entered into a 3-tour-cycle extended rights agreement with Nickelback. This arrangement includes multiple rights for the band and represents entirely incremental business to us as we have not previously promoted their tours or had any other relationship with the band.

•

Madonna began her 2008 Sticky and Sweet global tour which will conclude by the end of the year. Based on current projections, this is expected to be the largest tour ever, in terms of revenue, by a female touring artist, eclipsing her own record.

•

During 2008, we provided artist services to a total of 789 artists. These services included, among others, fan club and website management, merchandise distribution and licensing and creative services.

Ticketing

•

This segment includes the results of our internal centralized ticketing operations and the revenue and costs associated with our website, www.livenation.com. We derive the majority of our revenue in Ticketing from service charges earned on tickets sold through our internal centralized ticketing operations and sponsorships related to this business.

•

The progression towards the launch of our ticketing platform for 2009 continues as planned. By being able to sell our tickets at our owned and/or operated venues, we believe that we will be able to control customer data, create enhanced ticket-based concert products and capitalize on expanded distribution channels and sponsorship opportunities.

•

In September 2008, we announced that our ticketing company entered into an exclusive agreement to sell tickets at the majority of the North American facilities controlled by the world’s leading venue management company, SMG.

Other information

•

In September 2008, we completed the divestiture of our motor sports business for a gross sales price of $175.0 million plus a performance-based contingent payment of up to $30.0 million over a five-year period beginning with the 2009 calendar year. The motor sports business was previously included in our other operations but, due to the sale, is now shown as discontinued operations.

•	As of September 30, 2008, we have 770 local, national and international corporate sponsors which represents an increase of 7% over 2007.

•

In October 2008, we sold our non-core events division to Michael Cohl, a former director and executive officer, and further reduced our non-core assets. The division includes a number of non-music, exhibition-style events, including Bodies and Walking with Dinosaurs. Also included in the sale were the rights to several previously produced live DVD packages. The majority of the assets sold are now reflected in discontinued operations. Mr. Cohl continues to work with us as a consultant and remains bound by a non-compete clause until 2016, but under the agreement he will be permitted to co-promote with Live Nation tours for certain artists with whom he has had a long and successful history. He will also be able to continue his work with certain non-music related events and exhibitions. In connection with the sale, a number of employees, primarily from our Miami offices, will leave the Company and join Mr. Cohl’s new organization.

Our Separation from Clear Channel

We were formed through acquisitions of various entertainment businesses and assets by our predecessors. On August 1, 2000, Clear Channel Communications, Inc. (Clear Channel) acquired our entertainment business. On August 2, 2005, we were incorporated in our current form as a Delaware corporation to own substantially all of the entertainment business of Clear Channel. On December 21, 2005, the separation of the business previously conducted by Clear Channel’s live entertainment segment and sports representation business and the distribution by Clear Channel of all of our common stock to its shareholders was completed in a tax free spin-off. Following our separation from Clear Channel, we became a separate publicly traded company on the New York Stock Exchange trading under the symbol “LYV”.

Segment Overview

Our reportable segments are North American Music, International Music, Artist Nation (previously known as Global Artists), and Ticketing (previously known as Global Digital). In addition, we have United Kingdom theatrical venue operations (previously included in Global Theater) and other businesses which are included under other operations. Prior to 2008, we reported a Global Theater segment which has been eliminated after the divestiture of substantially all of the Company’s North American theatrical business in January 2008. The segment results for all periods presented have been reclassified to conform to the current year presentation.

North American Music

Our North American Music segment principally involves the promotion of live music events in our owned and/or operated venues and in rented third-party venues primarily in the United States and Canada. While our North American Music segment operates year-round, we experience higher revenue during the second and third quarters due to the seasonal nature of shows at our outdoor amphitheaters, which primarily occur May through September.

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

Ticketing

Our Ticketing segment manages the company’s digital platform and is building the new Live Nation ticketing infrastructure which will be launched in 2009. This segment is involved in managing our internal ticketing operations and online distribution activities, including the ongoing development of our website.

To judge the health of our Ticketing segment, we primarily review the number of tickets sold through our internal centralized ticketing operations, the number of unique visitors to our websites and the overall number of customers in our database.

Consolidated Results of Operations

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2008	2007		2008	2007
Revenue	$1,588,653	$1,452,578	9%	$3,251,077	$2,836,397	15%
Operating expenses:
Direct operating expenses	1,295,416	1,200,071	8%	2,589,443	2,265,952	14%
Selling, general and administrative expenses	174,254	151,910	15%	495,312	444,354	11%
Depreciation and amortization	31,490	26,191	20%	98,761	77,243	28%
Gain on sale of operating assets	(1,158)	(6,112)	* *	(799)	(20,806)	* *
Corporate expenses	13,062	11,335	15%	35,177	30,394	16%

Operating income	75,589	69,183	9%	33,183	39,260	(15)%
Operating margin	4.8%	4.8%		1.0%	1.4%
Interest expense	15,285	15,018		45,646	45,194
Interest income	(2,978)	(3,704)		(8,406)	(10,631)
Equity in earnings of nonconsolidated affiliates	(1,979)	(3,211)		(871)	(2,571)
Minority interest expense (income)	4,261	8,099		(284)	8,574
Other expense (income) — net	277	(210)		(838)	(564)

Income (loss) from continuing operations before income taxes	60,723	53,191		(2,064)	(742)
Income tax expense (benefit):
Current	(51,167)	5,880		(37,951)	22,545
Deferred	470	6,360		6,132	10,549

Income (loss) from continuing operations	$111,420	$40,951		$29,755	$(33,836)
Income from discontinued operations, net of taxes	28,508	602		76,006	40,262

Net income	$139,928	$41,553		$105,761	$6,426

Note:	Non-cash compensation expense of $2.4 million, $1.8 million, $4.8 million and $4.8 million is included in corporate expenses, $1.3 million, $3.1 million, $5.7 million and $5.9 million is included in selling, general and administrative expenses and $0 million, $0.9 million, ($0.9) million and $0.9 million is included in discontinued operations for the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007, respectively.

**	Percentages are not meaningful.

Key Operating Metrics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Estimated Events
North American Music promotions:
Owned and/or operated amphitheaters	600	588	860	821
All other	2,196	2,500	6,731	6,539

Total North American Music promotions	2,796	3,088	7,591	7,360
North American Music third-party rentals at our owned and/or operated venues	896	157	3,505	924
International Music promotions	644	363	2,219	1,979
International Music third-party rentals at our owned and/or operated venues	468	456	1,831	1,144
Artist Nation promotions	35	62	72	106
United Kingdom theater promotions	2	162	227	689
United Kingdom theater third-party rentals at our owned and/or operated venues	846	825	3,032	3,278

Total events	5,687	5,113	18,477	15,480

Estimated Attendance (rounded)
North American Music promotions:
Owned and/or operated amphitheaters	6,453,000	5,944,000	9,186,000	8,067,000
All other	5,809,000	5,863,000	15,413,000	13,380,000

Total North American Music promotions	12,262,000	11,807,000	24,599,000	21,447,000
North American Music third-party rentals at our owned and/or operated venues	929,000	367,000	2,576,000	1,610,000
International Music promotions	3,040,000	2,228,000	7,849,000	6,978,000
International Music third-party rentals at our owned and/or operated venues	399,000	514,000	2,157,000	2,285,000
Artist Nation promotions	861,000	1,635,000	1,501,000	2,344,000
United Kingdom theater promotions	3,000	155,000	242,000	672,000
United Kingdom theater third-party rentals at our owned and/or operated venues	934,000	872,000	3,313,000	3,317,000

Total attendance	18,428,000	17,578,000	42,237,000	38,653,000

Note:

Events generally represent a single performance by an artist for both promotions and third-party rentals. Attendance generally represents the number of fans who were present at an event. Festivals are counted as one event in the quarter in which the festival begins but attendance is split over the days of the festival and can be split between quarters. Events and attendance metrics are estimated each quarter. Adjustments to previously reported quarters are only included in the year-to-date events and attendance metrics.

Promotions listed above include events in our owned and/or operated venues as well as events we promote in third-party venues. Excluded from the table above are events and attendance that occurred in the North American theatrical business that was sold in January 2008 and our motor sports business that was sold in September 2008.

The 2008 data for North American Music third-party rentals at our owned and/or operated venues is not comparable to 2007 because the 2008 data includes 538 events and 71,000 attendees for the three-month period and 2,315 events and 308,000 attendees for the nine-month period related to our House of Blues small-sized music venues. The comparable data for our House of Blues small-sized music venues is not available for 2007.

Revenue

Our revenue increased $136.1 million, or 9%, during the three months ended September 30, 2008 as compared to the same period of the prior year primarily due to increases in revenue in our International Music and North American Music segments of $146.4 million and $75.0 million, respectively, partially offset by a decrease in revenue in our Artist Nation segment of $75.6 million. Included in the increase in revenue for the three months ended September 30, 2008 is approximately $18.4 million from increases in foreign exchange rates as compared to the same period of 2007.

Our revenue increased $414.7 million, or 15%, during the nine months ended September 30, 2008 as compared to the same period of the prior year primarily due to increases in revenue in our North American Music and International Music segments of $279.9 million and $212.6 million, respectively, partially offset by a decrease in revenue in our other operations and Artist Nation segment of $37.4 million and $33.6 million, respectively. Included in the increase in revenue for the nine months ended September 30, 2008 is approximately $72.9 million from increases in foreign exchange rates as compared to the same period of 2007.

More detailed explanations of the three- and nine-month changes are included in the applicable segment discussions contained herein.

Direct operating expenses

Our direct operating expenses increased $95.3 million, or 8%, during the three months ended September 30, 2008 as compared to the same period of the prior year primarily due to increases in our International Music and North American Music segments of $122.1 million and $56.4 million, respectively, partially offset by a decrease in our Artist Nation segment of $75.7 million. Included in the increase in direct operating expenses for the three months ended September 30, 2008 is approximately $16.5 million from increases in foreign exchange rates as compared to the same period of 2007.

Our direct operating expenses increased $323.5 million, or 14%, during the nine months ended September 30, 2008 as compared to the same period of the prior year primarily due to increases in our North American Music and International Music segments of $229.0 million and $177.0 million, respectively, partially offset by a decrease in our Artist Nation segment and other operations of $38.4 million and $32.9 million, respectively. Included in the increase in direct operating expenses for the nine months ended September 30, 2008 is approximately $62.8 million from increases in foreign exchange rates as compared to the same period of 2007.

Direct operating expenses include artist fees, show related marketing and advertising expenses along with other costs.

More detailed explanations of the three- and nine-month changes are included in the applicable segment discussions contained herein.

Selling, general and administrative expenses

Our selling, general and administrative expenses increased $22.3 million, or 15%, during the three months ended September 30, 2008 as compared to the same period of the prior year primarily due to increases in our Artist Nation, International Music, North American Music and Ticketing segments of $7.9 million, $6.1 million, $5.8 million and $4.7 million, respectively. During the three months ended September 30, 2008, there was no significant impact from changes in foreign exchange rates as compared to the same period of 2007.

Our selling, general and administrative expenses increased $51.0 million, or 11%, during the nine months ended September 30, 2008 as compared to the same period of the prior year primarily due to increases in our Artist Nation, International Music and Ticketing segments of $23.3 million, $22.0 million and $11.8 million, respectively. Included in the increase in selling, general and administrative expenses for the nine months ended September 30, 2008 is approximately $6.2 million from increases in foreign exchange rates as compared to the same period of 2007.

More detailed explanations of the three- and nine-month changes are included in the applicable segment discussions contained herein.

Depreciation and amortization

Our depreciation and amortization expense increased $5.3 million, or 20%, during the three months ended September 30, 2008 as compared to the same period of the prior year primarily due to increases in depreciation and amortization in our International Music and North American Music segments of $4.4 million and $2.1 million, respectively.

Our depreciation and amortization expense increased $21.5 million, or 28%, during the nine months ended September 30, 2008 as compared to the same period of the prior year primarily due to an increase in depreciation and amortization in our Artist Nation and International Music segments of $10.1 million and $9.3 million, respectively.

More detailed explanations of the three- and nine-month changes are included in the applicable segment discussions contained herein.

Loss (gain) on sale of operating assets

We recorded a net gain on sale of operating assets of $1.2 million during the three months ended September 30, 2008 as compared to $6.1 million for the same period of the prior year primarily due to gains recorded in 2007 related to the sale of seven small-sized venues in London.

We recorded a net gain on sale of operating assets of $0.8 million during the nine months ended September 30, 2008 as compared to $20.8 million for the same period of the prior year primarily due to gains recorded in 2007 of $18.9 million related to the sale of two mid-sized and seven small-sized venues in London and an amphitheater in Nashville, $6.0 million related to the sale of an office building in San Francisco, and $3.6 million related to the sale of an arena/race track in Leicestershire, England. Partially offsetting these gains in 2007 is an $8.1 million loss related to the sale of our remaining 50.1% interest in the production of Phantom: The Las Vegas Spectacular.

Corporate expenses

Corporate expenses increased $1.7 million, or 15%, during the three months ended September 30, 2008 as compared to the same period of the prior year primarily due to increased headcount and related costs and consulting expenses.

Corporate expenses increased $4.8 million, or 16%, during the nine months ended September 30, 2008 as compared to the same period of the prior year primarily due to increased headcount and related costs and consulting expenses.

Interest expense

Interest expense for the three and nine months ended September 30, 2008 is relatively unchanged as compared to the same periods in the prior year since increases in the debt balance were essentially offset by decreases in the weighted average cost of debt.

Our debt balances and weighted average cost of debt, including redeemable preferred stock, were $839.3 million and 6.41%, respectively, at September 30, 2008 and $813.4 million and 6.79%, respectively, at September 30, 2007.

Interest income

Interest income decreased $0.7 million and $2.2 million during the three and nine months ended September 30, 2008 as compared to the same periods in the prior year primarily due to lower excess cash invested in money market funds and other short-term investments in 2008.

Equity in losses (earnings) of nonconsolidated affiliates

Equity in earnings of nonconsolidated affiliates decreased $1.2 million during the three months ended September 30, 2008 as compared to the same period of the prior year. The decrease was primarily due to the sale of our investment in Broadway in Chicago in the fourth quarter of 2007, partially offset by improved results from our investments in a joint venture with Cirque Du Soleil and Marek Lieberberg Konzertagentur, a German music company.

Equity in earnings of nonconsolidated affiliates decreased $1.7 million during the nine months ended September 30, 2008 as compared to the same period of the prior year. The decrease was primarily due to the sale of our investment in Broadway in Chicago in the fourth quarter of 2007, the acquisition of the remaining interest in House of Blues Concert Canada, or HOB Canada, partially offset by a reduction in losses from our investment in a joint venture with Cirque Du Soleil.

Minority interest expense (income)

Minority interest expense decreased $8.9 million during the nine months ended September 30, 2008, as compared to the same period of the prior year primarily due to lower operating results for Academy Music Holdings Limited Group, or AMG, and Angel Festivals Limited.

Income Taxes

We customarily calculate interim effective tax rates in accordance with Accounting Principles Board Opinion 28, Interim Financial Reporting (APB 28). As required by APB 28, we apply the estimated annual effective tax rate to year-to-date pretax income (or loss) at the end of each interim period to compute a year-to-date tax expense (or benefit). Financial Accounting Standards Board (FASB) Interpretation No. 18 (FIN 18) requires departure from customary effective tax rate computations when losses incurred within tax jurisdictions cannot be carried back and future profits associated with operations in those tax jurisdictions cannot be assured beyond any reasonable doubt. Accordingly, we have calculated an expected annual effective tax rate of 32%, excluding significant, unusual or extraordinary items, for ordinary income associated with operations, which are principally outside of the United States, for which we currently expect to have annual taxable income. That effective tax rate has been applied to year-to-date earnings for those operations for which we currently expect to have taxable income. We have not recorded tax benefits associated with losses from operations for which future taxable income cannot be reasonably assured. As required by APB 28, we also include tax effects of significant, unusual or extraordinary items in income tax expense in the interim period in which they occur.

The net income tax benefit from continuing operations is $31.8 million for the nine months ended September 30, 2008. Of this net income tax benefit $67.6 million relates to tax benefits associated principally with current and prior year U.S. losses for which tax benefits were not previously recorded since those losses had not met the more likely than not criteria for recognition. During the third quarter of 2008, gains associated with the sale of our motor sports business, enabled the current and some prior year losses to meet the criteria for recognition. The net tax benefit also includes a tax benefit of $1.7 million resulting from the effect of changes in tax rates. The components of tax expense which contributed to the net benefit include $24.5 million of statutory tax on profitable operations which are principally operations outside of the United States and which reflect an effective tax rate for those jurisdictions of 32%, state and local taxes of $1.7 million, interest and penalties for uncertain tax positions of $2.3 million, and adjustments for significant, unusual and extraordinary items of $9.0 million, including valuation allowances recorded against deferred tax assets.

During the first nine months of 2007, the effective tax rate applied to year-to-date earnings in taxable jurisdictions for which we expected to have taxable income was 29%. During the first nine months of 2008, an effective tax rate of 32% was applied to year-to-date earnings in taxable jurisdictions for which we expect to have taxable income. The increase in the effective tax rate applied during 2008 is principally related to larger permanent differences as a percentage of pre-tax income relative to 2007.

We have U.S. federal net operating loss carry forwards that, if not used, will expire between calendar years 2008 and 2028. The amount of net operating loss carry forwards that will expire in 2008 and 2009 if not used are $5.7 million and $25.6 million, respectively.

Discontinued Operations

In January 2008, we completed the sale of our North American theatrical business, which included the assets of the North American theatrical presenting business and certain theatrical venues, to Key Brand Entertainment Inc. and its lenders for a gross sales price of $90.4 million pursuant to a stock purchase agreement. After fees, expenses, an adjustment to replace the show cash of the North American theatrical business that was previously removed from the operations and utilized by us and other adjustments, we will receive approximately $31.3 million of proceeds, net of cash sold and transaction costs. The sale of the North American theatrical business resulted in a total gain before tax of $18.0 million.

In September 2008, we sold our motor sports business to Feld Acquisition Corp., a wholly-owned subsidiary of Feld Entertainment, Inc. pursuant to a stock purchase agreement for a gross sales price of $175.0 million in cash, subject to certain net working capital and other post-closing adjustments, in addition to a performance-based contingent payment of up to $30.0 million over a five-year period commencing with calendar year 2009. After estimated fees, expenses and other adjustments, we received approximately $167.6 million of net proceeds, excluding the contingent payment. The sale of the motor sports business resulted in a gain before tax of $145.8 million.

In October 2008, as part of a binding agreement with Events Acquisition Corporation, we agreed to sell our non-core events division along with rights to certain DVD projects. Events Acquisition Corporation is owned by Michael Cohl who is a former director and executive officer of the Company. The events division included rights or investments in certain non-music and exhibition-style events. Under the agreement, we will receive approximately $15.4 million for the events division, DVD projects and other rights, in addition to performance-based contingent payments and undistributed profits related to future periods.

North American Music Results of Operations

Our North American Music segment operating results were as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2008	2007		2008	2007
Revenue	$864,046	$789,056	10%	$1,783,867	$1,503,934	19%
Direct operating expenses	697,337	640,921	9%	1,421,712	1,192,734	19%
Selling, general and administrative expenses	90,204	84,387	7%	253,565	253,126	—
Depreciation and amortization	15,443	13,391	15%	44,662	40,259	11%
Gain on sale of operating assets	(669)	(766)	* *	(667)	(6,826)	* *

Operating income	$61,731	$51,123	21%	$64,595	$24,641	* *

Operating margin	7.1%	6.5%		3.6%	1.6%

**	Percentages are not meaningful.

Three Months

North American Music revenue increased $75.0 million, or 10%, during the three months ended September 30, 2008 as compared to the same period of the prior year due to an increase in the number of events, ancillary revenue per attendee, attendance and average ticket prices at our owned and/or operated amphitheaters and third-party venues for artists such as the Jonas Brothers and Journey, partially offset by a decrease in number of events, attendance and average ticket prices at arenas.

North American Music direct operating expenses increased $56.4 million, or 9%, during the three months ended September 30, 2008 as compared to the same period of the prior year due to higher expenses associated with an increased number of events and attendance at our owned and/or operated amphitheaters and third-party venues partially offset by lower expenses resulting from a decrease in number of events and attendance at arenas as discussed above.

North American Music selling, general and administrative expenses increased $5.8 million, or 7%, during the three months ended September 30, 2008 as compared to the same period of the prior year primarily due to higher incentive compensation expense in 2008.

The increase in operating income for North American Music was primarily a result of cost controls on talent buying and other variable expenses, increased ancillary revenue per attendee, higher ticket sales through our internal ticketing operations, higher average ticket prices and increased activity at our owned and/or operated amphitheaters, partially offset by lower results for arena tours and increased incentive compensation expense.

Nine Months

North American Music revenue increased $279.9 million, or 19%, during the nine months ended September 30, 2008 as compared to the same period of the prior year due to an increase in the number of events, ancillary revenue per attendee, attendance and average ticket prices at our owned and/or operated amphitheaters and third-party venues for artists such as Dave Matthews Band, the Jonas Brothers and Journey, and strong results from arena tours for artists such as Van Halen, Bruce Springsteen and Rascal Flatts. The increase is also due to approximately $94.9 million of incremental revenue related to our acquisition of HOB Canada during the second quarter of 2007.

North American Music direct operating expenses increased $229.0 million, or 19%, during the nine months ended September 30, 2008 as compared to the same period of the prior year due to higher operating expenses associated with increased number of events and attendance at amphitheaters and third-party venues and strong arena tours as discussed above. The increase is also due to direct operating expenses of approximately $87.4 million related to our acquisition of HOB Canada.

North American Music selling, general and administrative expenses were relatively unchanged during the nine months ended September 30, 2008 as compared to the same period of the prior year. Lower legal expenses in 2008 related to ongoing cases offset higher incentive compensation expense and incremental selling, general and administrative expense of $5.8 million related to our HOB Canada acquisition.

North American Music gain on sale of operating assets decreased $6.2 million during the nine months ended September 30, 2008 as compared to the same period of the prior year due to the sale of an office building in San Francisco and the sale of the Starwood Amphitheater in Nashville in 2007.

The increase in operating income for North American Music was primarily a result of cost controls on talent buying and other variable expenses, increased ancillary revenue per attendee, higher ticket sales through our internal ticketing operations, higher average ticket prices and increased activity at our owned and/or operated amphitheaters and improved results for arena tours, partially offset by gains recorded in 2007 on the sale of an office building and an amphitheater.

International Music Results of Operations

Our International Music segment operating results were as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2008	2007		2008	2007
Revenue	$480,735	$334,358	44%	$986,788	$774,183	27%
Direct operating expenses	390,609	268,483	45%	789,256	612,291	29%
Selling, general and administrative expenses	44,040	37,972	16%	125,578	103,538	21%
Depreciation and amortization	8,037	3,597	123%	21,107	11,856	78%
Loss (gain) on sale of operating assets	(2)	(5,558)	* *	41	(18,650)	* *

Operating income	$38,051	$29,864	27%	$50,806	$65,148	(22)%

Operating margin	7.9%	8.9%		5.1%	8.4%

**	Percentages are not meaningful.

Three Months

International Music revenue increased $146.4 million, or 44%, during the three months ended September 30, 2008 as compared to the same period of the prior year. Excluding the increase related to the impact of changes in foreign exchange rates of $18.9 million, revenue increased $127.5 million, or 38%, primarily due to incremental revenue of $44.2 million related to the effect of our acquisitions of the Heineken Music Hall operations in January 2008, DFC Holdings Limited, or DFC, in April 2008, Lugerinc. AB and Moondog Entertainment AB, or Luger and Moondog, in June 2008, and Moi.Je Prod SAS, or Arras France festival, in July 2008. We also experienced stronger promotion activity in Sweden, Norway and France driven by strong stadium events for artists such as Bruce Springsteen and Iron Maiden and strong arena tours for artists such as Coldplay and Stevie Wonder. In addition, we had an overall increase in revenues related to our festival operations in the United Kingdom and Belgium primarily driven by the timing of the Rock Werchter and O2 Wireless festivals and higher revenues from the Reading, Leeds and Latitude festivals in 2008.

International Music direct operating expenses increased $122.1 million, or 45%, during the three months ended September 30, 2008 as compared to the same period of the prior year. Excluding the increase related to the impact of changes in foreign exchange rates of $16.3 million, direct operating expenses increased $105.8 million, or 39%, primarily related to incremental direct operating expenses of $35.5 million related to the effect of our acquisitions noted above as well as the increase in revenue related to our festival timing and performance and promotion activity noted above in the United Kingdom and Belgium.

International Music selling, general and administrative expenses increased $6.1 million, or 16%, during the three months ended September 30, 2008 as compared to the same period of the prior year. Excluding the increase related to the impact of changes in foreign exchange rates of $0.6 million, the increase in selling, general and administrative expenses was $5.5 million, or 14%, primarily due to an increase of $3.3 million related to the acquisitions noted above as well as higher compensation costs for salary and timing of performance bonus recognition.

International Music depreciation and amortization expense increased $4.4 million, or 123%, during the three months ended September 30, 2008 as compared to the same period of the prior year primarily due to increased amortization for intangible assets related to the AMG and DFC acquisitions, partially offset by reduced depreciation expense related to The Point closure.

International Music gain on sale of operating assets decreased $5.6 million during the three months ended September 30, 2008 as compared to the same period of the prior year primarily due to the sale of seven small-sized venues in London in August 2007.

The increase in operating income for International Music was primarily driven by festival results, partially due to the timing of certain festivals, and also due to acquisitions. These increases were partially offset by increased amortization of intangibles related to the AMG and DFC acquisitions, higher compensation costs and the gain recorded in 2007 on venue disposals.

Nine Months

International Music revenue increased $212.6 million, or 27%, during the nine months ended September 30, 2008 as compared to the same period of the prior year. Excluding the increase related to the impact of changes in foreign exchange rates of $62.3 million, revenue increased $150.3 million, or 19%, primarily due to incremental revenue of $88.8 million related to the effect of our acquisitions of AMG in July 2007, Heineken Music Hall operations in January 2008, DFC in April 2008, Luger and Moondog in June 2008, and Arras France festival in July 2008. We also experienced stronger promotion activity in the United Kingdom, Sweden and Norway driven by strong stadium events for artists such as Bruce Springsteen and Iron Maiden and strong arena tours for artists such as Celine Dion and The Osmonds. In addition, we had an overall increase in revenue related to our festival operations in the United Kingdom, Belgium and The Netherlands, primarily driven by increased attendance. These increases were partially offset by declines in revenue related to the closure of The Point in Ireland during renovation and the disposal of two mid-sized and seven small-sized venues in London in 2007.

International Music direct operating expenses increased $177.0 million, or 29%, during the nine months ended September 30, 2008 as compared to the same period of the prior year. Excluding the increase related to the impact of changes in foreign exchange rates of $52.4 million, direct operating expenses increased $124.6 million, or 20%, primarily related to incremental direct operating expenses of $61.0 million related to the effect of our acquisitions noted above as well as the increase in revenue related to festival performance and our promotion activity noted above in the United Kingdom, Sweden and Norway. These increases were partially offset by the decreases related to The Point closure and venue disposals noted above.

International Music selling, general and administrative expenses increased $22.0 million, or 21%, during the nine months ended September 30, 2008 as compared to the same period of the prior year. Excluding the increase related to the impact of changes in foreign exchange rates of $5.8 million, the increase in selling, general and administrative expenses was $16.2 million, or 16%, primarily due to an increase of $14.9 million related to the acquisitions noted above as well as higher compensation costs. These increases were partially offset by the venue disposals and closure of The Point noted above.

International Music depreciation and amortization expense increased $9.3 million, or 78%, during the nine months ended September 30, 2008 as compared to the same period of the prior year primarily due to increased amortization for intangible assets related to the AMG and DFC acquisition, partially offset by reduced depreciation expense related to The Point closure noted above.

International Music gain on sale of operating assets decreased $18.7 million during the nine months ended September 30, 2008 as compared to the same period of the prior year primarily due to the sale of the Hammersmith Apollo and Forum, both mid-sized venues, and the seven small-sized venues in London.

The decrease in operating income for International Music was primarily a result of increased amortization of intangibles related to the AMG and DFC acquisitions, lost income from the venues disposed of in 2007 as well as the gain recorded on these venue disposals in 2007, partially offset by increased operating income from acquisitions.

Artist Nation Results of Operations

Our Artist Nation segment operating results were as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2008	2007		2008	2007
Revenue	$225,676	$301,279	(25)%	$419,058	$452,698	(7)%
Direct operating expenses	205,729	281,423	(27)%	373,972	412,346	(9)%
Selling, general and administrative expenses	20,988	13,123	60%	60,577	37,232	63%
Depreciation and amortization	3,558	3,750	(5)%	20,494	10,388	97%
Gain on sale of operating assets	—	—	* *	(117)	—	* *

Operating income (loss)	$(4,599)	$2,983	* *	$(35,868)	$(7,268)	* *

Operating margin	(2.0)%	1.0%		(8.6)%	(1.6)%

**	Percentages are not meaningful.

Three Months

Artist Nation revenue decreased $75.6 million, or 25%, during the three months ended September 30, 2008 as compared to the same period of the prior year primarily due to a decline in the volume of global tours as well as lower grossing shows, driven by the mix of venues as these shows were primarily held in amphitheaters in 2008 as compared to stadiums in 2007. These declines were partially offset by incremental revenue of $61.3 million from our acquisitions of Signatures SNI, Inc., or Signatures, and Anthill Trading Ltd., or Anthill, in the fourth quarter of 2007.

Artist Nation direct operating expenses decreased $75.7 million, or 27%, during the three months ended September 30, 2008 as compared to the same period of the prior year primarily as a result of a decrease in touring-related direct operating expenses due to the lower volume of events and venue mix noted above. This decrease was partially offset by $53.3 million of incremental direct operating expenses from our acquisitions discussed above.

Artist Nation selling, general and administrative expenses increased $7.9 million, or 60%, during the three months ended September 30, 2008 as compared to the same period of the prior year primarily due to incremental expenses of $4.3 million related to our acquisitions noted above. In addition, we experienced an increase in selling, general and administrative expenses due to increased salary for additional headcount and consulting expenses related to the infrastructure for artist rights acquisitions.

The decrease in operating income for Artist Nation was primarily a result of the decreased volume and venue mix of global tours, increased headcount for artist services and increased amortization of the intangible assets from our acquisition of CPI, partially offset by a slight increase due to the acquisitions of Signatures and Anthill.

Nine Months

Artist Nation revenue decreased $33.6 million, or 7%, during the nine months ended September 30, 2008 as compared to the same period of the prior year primarily due to a decline in the volume of global tours as well as lower grossing shows, driven by the mix of venues as these shows were primarily held in amphitheaters in 2008 as compared to stadiums in 2007. These declines were partially offset by incremental revenue of $122.9 million from our acquisitions noted above.

Artist Nation direct operating expenses decreased $38.4 million, or 9%, during the nine months ended September 30, 2008 as compared to the same period of the prior year primarily as a result of a decrease in touring-related direct operating expenses due to the lower volume of events and venue mix noted above, partially offset by $105.4 million of incremental direct operating expenses from our acquisitions discussed above.

Artist Nation selling, general and administrative expenses increased $23.3 million, or 63%, during the nine months ended September 30, 2008 as compared to the same period of the prior year primarily due to incremental expenses of $13.0 million related to our acquisitions noted above. In addition, we experienced an increase in selling, general and administrative expenses due to increased salary for additional headcount and consulting expenses related to the infrastructure for artist rights acquisitions.

Artist Nation depreciation and amortization expense increased $10.1 million during the nine months ended September 30, 2008 as compared to the same period of the prior year primarily due to amortization of the intangible assets resulting from the acquisition of the remaining interest in CPI in the third quarter of 2007 and intangible assets associated with certain artist rights agreements.

The decrease in operating income for Artist Nation was primarily a result of the decreased volume and venue mix of global tours, increased headcount for artist services and increased amortization of the intangible assets from our acquisition of CPI, partially offset by increased sponsorships and the acquisitions of Signatures and Anthill.

Ticketing Results of Operations

Our Ticketing segment operating results were as follows:

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		% Change
(in thousands)	2008	2007			2008	2007
Revenue	$6,733	$4,819	40%		$19,759	$9,034	*	*
Direct operating expenses	3,151	1,534	*	*	8,658	2,306	*	*
Selling, general and administrative expenses	8,751	4,020	*	*	22,481	10,664	*	*
Depreciation and amortization	1,319	1,084	22%		3,338	2,170	54%

Operating loss	$(6,488)	$(1,819)	*	*	$(14,718)	$(6,106)	*	*

Operating margin	(96.4)%	(37.7)%			(74.5)%	(67.6)%

**	Percentages are not meaningful.

Three Months

Ticketing revenue increased $1.9 million during the three months ended September 30, 2008 as compared to the same period of the prior year primarily due to increased ticketing revenue from our internal ticketing operations as all existing internal ticketing operations have now been centralized under this group as well as an increase in sponsorship revenue.

Ticketing direct operating expenses increased $1.6 million during the three months ended September 30, 2008 as compared to the same period of the prior year due to costs associated with our internal ticketing operations increased revenue.

Ticketing selling, general and administrative expenses increased $4.7 million during the three months ended September 30, 2008 as compared to the same period of the prior year primarily due to increased salary costs related to building our ticketing infrastructure, operations of our existing internal ticketing operations and website and internet management, as well as maintenance expense associated with our website and ticketing operations.

The decrease in the operating income for Ticketing was primarily a result of higher salary costs, partially offset by increased revenue from our internal ticketing operations.

Nine Months

Ticketing revenue increased $10.7 million during the nine months ended September 30, 2008 as compared to the same period of the prior year primarily due to increased ticketing revenue from our internal ticketing operations as all existing internal ticketing operations have now been centralized under this group.

Ticketing direct operating expenses increased $6.4 million during the nine months ended September 30, 2008 as compared to the same period of the prior year due to costs associated with our internal ticketing operations increased revenue.

Ticketing selling, general and administrative expenses increased $11.8 million during the nine months ended September 30, 2008 as compared to the same period of the prior year primarily due to increased salary costs related to building our ticketing infrastructure, operations of our existing internal ticketing operations and website and internet management, as well as maintenance expense associated with our website and ticketing operations.

The decrease in the operating income for Ticketing was primarily a result of higher salary costs, partially offset by increased revenue from our internal ticketing operations and sponsorships.

Other Results of Operations

Our other operating results were as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(in thousands)	2008	2007		2008	2007
Revenue	$16,489	$27,044	(39)%	$67,205	$104,618	(36)%
Direct operating expenses	3,616	11,685	(69)%	21,448	54,342	(61)%
Selling, general and administrative expenses	10,271	12,411	(17)%	33,108	39,797	(17)%
Depreciation and amortization	2,180	2,849	(23)%	6,384	8,479	(25)%
Loss (gain) on sale of operating assets	(32)	264	* *	(205)	4,780	* *

Operating income (loss)	$454	$(165)	* *	$6,470	$(2,780)	* *

Operating margin	2.8%	(0.6)%		9.6%	(2.7)%

**	Percentages are not meaningful.

Three Months

Other revenue decreased $10.6 million, or 39%, during the three months ended September 30, 2008 as compared to the same period of the prior year primarily due to a decline in revenue from our United Kingdom theater operations as a result of fewer productions and touring theatrical shows.

Other direct operating expenses decreased $8.1 million, or 69%, during the three months ended September 30, 2008 as compared to the same period of the prior year primarily due to lower direct operating expenses from our United Kingdom theater operations due to reduced productions.

Nine Months

Other revenue decreased $37.4 million, or 36%, during the nine months ended September 30, 2008 as compared to the same period of the prior year primarily as a result of the sale of our interest in the production of Phantom: The Las Vegas Spectacular in the first quarter of 2007 and a decline in revenue from our United Kingdom theater operations as a result of fewer productions and touring theatrical shows.

Other direct operating expenses decreased $32.9 million, or 61%, during the nine months ended September 30, 2008 as compared to the same period of the prior year primarily due to the sale of our interest in the production of Phantom: The Las Vegas Spectacular and lower direct operating expenses from our United Kingdom theater operations due to fewer productions.

Other selling, general and administrative expenses decreased $6.7 million, or 17%, during the nine months ended September 30, 2008 as compared to the same period of the prior year primarily due to higher overhead costs in 2007 related to businesses that we have sold or are no longer operating.

Gain on sale of operating assets was $0.2 million during the nine months ended September 30, 2008 as compared to a loss on sale of operating assets of $4.8 million during the same period of the prior year primarily due to the loss on the sale of our interest in the production of Phantom: The Las Vegas Spectacular, partially offset by a gain recorded on the sale of an arena/race track in Leicestershire, England.

Reconciliation of Segment Operating Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
North American Music	$61,731	$51,123	$64,595	$24,641
International Music	38,051	29,864	50,806	65,148
Artist Nation	(4,599)	2,983	(35,868)	(7,268)
Ticketing	(6,488)	(1,819)	(14,718)	(6,106)
Other	454	(165)	6,470	(2,780)
Corporate	(13,560)	(12,803)	(38,102)	(34,375)

Consolidated operating income	$75,589	$69,183	$33,183	$39,260

Liquidity and Capital Resources

Our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, are funded from operations or from borrowings under our senior secured credit facility described below. Our cash is currently managed on a worldwide basis.

Our balance sheet reflects cash and cash equivalents of $205.9 million and current and long-term debt of $799.3 million at September 30, 2008, and cash and cash equivalents of $339.0 million and current and long-term debt of $822.6 million at December 31, 2007. These debt balances do not include our outstanding redeemable preferred stock.

Our available cash and cash equivalents is held in accounts managed by third-party financial institutions and consists of invested cash and cash in our operating accounts. The invested cash is invested in interest-bearing funds managed by third-party financial institutions. These funds generally invest in direct obligations of the government of the United States. Cash held in operating accounts in many cases exceeds the Federal Deposit Insurance Corporation, or FDIC, insurance limits. While we monitor cash and cash equivalents balances in our operating accounts on a regular basis and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail. To date, we have experienced no loss or lack of access to our cash or cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

The lenders under our revolving credit facility and counterparties to our interest rate swap agreements discussed below consist of banks and other third-party financial institutions. While we currently have no indications or expectations that such lenders and counterparties will be unable to fund their commitments as required, we can provide no assurances that future funding availability will not be impacted by adverse conditions in the financial markets. Should an individual lender default on its obligations, the remaining lenders would not be required to fund the shortfall, resulting in a reduction in the total amount available to us for future borrowings, but would remain obligated to fund their own commitments. Should any counterparty to our interest rate swap agreements default on its obligations, we could experience higher interest rate volatility during the period of any such default.

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

Our intra-year cash fluctuations are impacted by the seasonality of our various businesses. An example of seasonal effects includes our North American Music and International Music segments, which report the majority of their revenue in the second and third quarters. Cash inflows and outflows depend on the timing of event-related payments but the majority of the inflows generally occur prior to the event. See “—Seasonality” below. We believe that we have sufficient financial flexibility to fund these fluctuations and to access the global capital markets on satisfactory terms and in adequate amounts, although there can be no assurance that this will be the case, and capital could be less accessible and/or more costly given current economic conditions. We expect cash flow from operations and borrowings under our senior secured credit facility, along with other financing alternatives, to satisfy working capital, capital expenditures and debt service requirements for at least the succeeding year.

Sources of Cash

Senior Secured Credit Facility

We have a senior secured credit facility consisting of term loans originally totaling $550 million and a $285 million revolving credit facility. The revolving credit facility provides for borrowings up to the amount of the facility with sub-limits of up to $235 million to be available for the issuance of letters of credit and up to $100 million to be available for borrowings in foreign currencies. The term loans of $325 million and $225 million mature in June 2013 and December 2013, respectively, and the revolving credit portion of the credit facility matures in June 2012. For the term loan maturing in June 2013, minimum quarterly principal repayments of approximately $2.7 million per year are required through March 2013, with the balance due at maturity. For the term loan maturing in December 2013, minimum quarterly principal repayments of approximately $1.9 million per year are required through September 2013, with the balance due at maturity. We are required to prepay the outstanding term loans, subject to certain exceptions and conditions, from certain asset sale net proceeds and casualty and condemnation proceeds that we do not reinvest within a 365-day period or from certain additional debt issuance proceeds. On asset sales, a minimum of 50% of the net proceeds is required to be prepaid at the time the sale proceeds are received.

During the nine months ended September 30, 2008, we made principal payments totaling $30.1 million and $288.0 million on the term loans and revolving credit facility, respectively, which includes a $26.8 million term loan pre-payment from the proceeds received from the sale of the motor sports business. The payments on the revolving credit facility were to repay short-term borrowings used to fund working capital requirements during the year and to pay down the beginning balance. At September 30, 2008, the outstanding balances on the term loans and revolving credit facility were $421.6 million and $40.0 million, respectively. Taking into account letters of credit of $40.8 million, $204.2 million was available for future borrowings.

Borrowings under the term loan portion of the credit facility bear interest at per annum floating rates equal, at our option, to either (a) the base rate (which is the greater of the prime rate offered by JPMorgan Chase Bank, N.A. or the federal funds rate plus 0.5%) plus 2.25% or (b) Adjusted LIBOR plus 3.25%. Borrowings under the revolving portion of the credit facility bear interest at per annum floating rates equal, at our option, to either (a) the base rate (which is the prime rate offered by JPMorgan Chase Bank, N.A. ) plus an applicable margin or (b) Adjusted LIBOR plus an applicable margin. Sterling and Euro-denominated borrowings under the revolving portion of the credit facility currently bear interest at per annum floating rates equal to either Adjusted LIBOR or Adjusted EURIBOR, respectively, plus an applicable margin. The revolving credit facility margins are subject to change based upon the amount of leverage for the previous calendar quarter. In the event our leverage ratio improves, the interest rate margin on revolving credit borrowings declines gradually to 1.25% at a total leverage ratio of less than, or equal to, 1.25 times. Under the terms of the original term loan, we were required to enter into an interest rate swap for a minimum of 50% of the outstanding debt for a minimum of three years.

The interest rate we pay on borrowings on our senior term loans is 3.25% above LIBOR. The interest rate we pay on our $285 million multi-currency revolving credit facility depends on our total leverage ratio. Based on our current total leverage ratio, our interest rate on revolving credit borrowings is 2.25% above LIBOR. In addition to paying interest on outstanding principal under the credit facility, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. As of September 30, 2008, the commitment fee rate was 0.375%. We also are required to pay customary letter of credit fees, as necessary.

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

2.875% Convertible Senior Notes

In July 2007, we issued $220 million of convertible senior notes, due 2027, in a private placement in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes pay interest semiannually at a rate of 2.875% per annum. Beginning with the period commencing on July 20, 2014 and ending on January 14, 2015, and for each of the interest periods commencing thereafter, we will pay contingent interest on the notes if the average trading price of the notes during the five consecutive trading days ending on the second trading day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the notes. The contingent interest payable per note will equal 0.25% per year of the average trading price of such note during the applicable five trading-day reference period, payable in arrears. The notes will be convertible, under certain circumstances, at an initial conversion rate of 36.8395 shares per $1,000 principal amount of notes, which represents a 27.5% conversion premium based on the last reported sale price prior to issuance of $21.29 per share on July 10, 2007. Upon conversion, the notes may be settled in shares of Live Nation common stock or, at our election, cash or a combination of cash and shares of Live Nation common stock. The net proceeds from the offering, after deducting estimated offering expenses payable by us, were approximately $212.4 million.

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

Redeemable Preferred Stock

As part of the Separation, one of our subsidiaries sold 200,000 shares of Series A (voting) mandatorily Redeemable Preferred Stock to third-party investors and issued 200,000 shares of Series B (non-voting) mandatorily Redeemable Preferred Stock to Clear Channel which then sold this Series B Redeemable Preferred Stock to third-party investors. We did not receive any of the proceeds from the sale of the Series B Redeemable Preferred Stock sold by Clear Channel. As of September 30, 2008, we had 200,000 shares of Series A Redeemable Preferred Stock and 200,000 shares of Series B Redeemable Preferred Stock outstanding (collectively, the Preferred Stock) with an aggregate liquidation preference of $40 million. The Preferred Stock accrues dividends at 13% per annum and is mandatorily redeemable on December 21, 2011, although we are obligated to make an offer to repurchase the Preferred Stock at 101% of the liquidation preference in the event of a change of control.

The Amended and Restated Certificate of Incorporation governing the Redeemable Preferred Stock (the Amended Preferred Stock Certificate) contains a number of covenants that, among other things, restrict our ability to incur additional debt, issue certain equity securities, create liens, merge or consolidate, modify the nature of our business, make certain investments and acquisitions, transfer and sell material assets, enter into sale-leaseback transactions, enter into swap agreements, pay dividends and make distributions, and enter into agreements with affiliates. If we default under any of these covenants, we will have to pay additional dividends.

Guarantees of Third-Party Obligations

As of September 30, 2008, we guaranteed the debt of third parties of approximately $2.8 million, primarily related to maximum credit limits on employee and tour related credit cards and guarantees of bank lines of credit of a nonconsolidated affiliate and a third-party promoter.

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

Disposal of Assets

During the nine months ended September 30, 2008, we received $194.3 million of proceeds primarily related to the sale of our North America theatrical business and the sale of our motor sports business. These proceeds are presented net of any cash included in businesses sold.

Debt Covenants

The significant covenants on our multi-currency senior secured credit facility relate to total leverage, senior leverage, interest coverage and capital expenditures contained and defined in the credit agreement. The adjusted leverage ratio covenant requires us to maintain a ratio of consolidated total indebtedness minus unrestricted cash and cash equivalents, up to a maximum of $150 million (all as defined by the credit agreement), to consolidated earnings-before-interest-taxes-depreciation-and-amortization (as defined by the credit agreement, “Adjusted Consolidated EBITDA”) of less than 4.0 times, provided that aggregated subordinated indebtedness and permitted holding company indebtedness (as defined by the credit agreement) is less than $25 million or 6.0 times if greater than $25 million. The senior leverage covenant, which is only applicable provided aggregate subordinated indebtedness and permitted holding company indebtedness is greater than $25 million, requires us to maintain a ratio of adjusted consolidated senior indebtedness minus unrestricted cash and cash equivalents to Adjusted Consolidated EBITDA of less than 4.0 times. The interest coverage covenant requires us to maintain a minimum ratio of Adjusted Consolidated EBITDA to cash interest expense (as defined by the credit agreement) of 2.5 times. The capital expenditure covenant limits annual capital expenditures (as defined by the credit agreement) to $110 million or less, subject to a carryover provision. In the event that we do not meet these covenants, we are considered to be in default on the credit facilities at which time the credit facilities may become immediately due. This credit facility contains a cross default provision that would be triggered if we were to default on any other indebtedness greater than $10 million.

In July 2008, we amended our existing amended and restated senior secured credit agreement and the Amended Preferred Stock Certificate effective June 30, 2008 to, among other things, (i) increase the amount of allowable investments by the amount of net proceeds received from issuances of equity and convertible debt, (ii) permit investment in unrestricted subsidiaries in an amount of up to 50% of the amount of net proceeds received from issuances of equity and convertible debt and (iii) revise the definition of certain items in the agreement.

The Amended Preferred Stock Certificate contains covenants similar to the senior secured credit facility and also contains a covenant that requires us to pay additional dividends ranging from 2% to 7% in the event the ratio of consolidated total indebtedness minus unrestricted cash and cash equivalents, up to a maximum of $150 million (all as defined by the Amended Preferred Stock Certificate), to consolidated earnings-before-interest-taxes-depreciation-and-amortization (as defined by the Amended Preferred Stock Certificate) exceeds 4.0 times.

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

At September 30, 2008, we were in compliance with all debt and Redeemable Preferred Stock covenants. We expect to remain in compliance with all of these covenants throughout 2008.

Uses of Cash

Acquisitions

When we make acquisitions, especially of entities where we buy a controlling interest only, the acquired entity may have cash on its balance sheet at the time of acquisition. All amounts discussed in this section are presented net of any cash acquired. During the nine months ended September 30, 2008, we used $36.0 million in cash for acquisitions in our various segments primarily related to the acquisition of the operating company that manages and holds the lease for the Heineken Music Hall located in Amsterdam, the acquisition of a 51% interest in Live Nation – Haymon Ventures, LLC in North America, and the acquisition of the remaining interests we did not already own in Luger and Moondog, both music-related companies in Sweden.

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

Our capital expenditures consisted of the following:

	Nine Months Ended September 30,
(in thousands)	2008	2007
Maintenance capital expenditures	$21,657	$30,695
Revenue generating capital expenditures	116,893	36,250

Total capital expenditures	$138,550	$66,945

Revenue generating capital expenditures during the first nine months of 2008 increased significantly from the same period in the prior year primarily due to the development and renovation of various venues, including The Point in Ireland, House of Blues in Houston and Boston, the Hollywood Palladium, AMG venue expansions in Sheffield and Leeds, as well as for our ticketing roll-out.

We expect maintenance capital expenditures to be approximately $30.0 million for the full year 2008 and total revenue generating capital expenditures to be approximately $155.0 million for the full year 2008.

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

Cash Flows

	Nine Months Ended September 30,
(in thousands)	2008	2007
Cash provided by (used in):
Operating activities	$(43,964)	$34,362
Investing activities	$(21,422)	$(59,838)
Financing activities	$(48,362)	$63,011

Operating Activities

Cash used in operations was $44.0 million for the nine months ended September 30, 2008, compared to cash provided by operations of $34.4 million for the nine months ended September 30, 2007. The $78.4 million increase in cash used in operations resulted primarily from advances related to entering into certain artist rights agreements and changes in the event-related operating accounts which are dependent on the timing, size, and number of events for upcoming periods. The accounts primarily affected by this event timing was deferred revenue which increased less than last year and resulted in an increase in cash used in operating activities, partially offset by accrued event related expenses which increased more than last year and resulted in a decrease in cash used in operating activities.

Investing Activities

Cash used in investing activities was $21.4 million for the nine months ended September 30, 2008, compared to $59.8 million for the nine months ended September 30, 2007. The $38.4 million decrease in cash used in investing activities is primarily due to higher proceeds received in 2008 from the sale of our motor sports and North American theatrical businesses as compared to proceeds received in 2007 from the sales of an arena/race track in Leicestershire, England, an amphitheater in Nashville, an office building in San Francisco, two mid-sized and seven small-sized music venues in London and our production of Phantom: The Las Vegas Spectacular. Additionally, we used more cash in the prior year related to our acquisitions of AMG and HOB Canada. Partially offsetting these decreases in cash used in investing activities, were higher capital expenditures and acquisitions of certain artist rights in 2008.

Financing Activities

Cash used in financing activities was $48.4 million for the nine months ended September 30, 2008, compared to cash provided by financing activities of $63.0 million for the nine months ended September 30, 2007. The $111.4 million increase in cash used in financing activities was primarily a result of reduced borrowings in 2008 as compared to the same period of the prior year. Included in 2007 was the issuance of our 2.875% convertible senior notes, while 2008 includes a net paydown on the revolving credit facility of $15.0 million along with a $26.7 million paydown on our term loans from the sale proceeds of the motor sports business.

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

Foreign Currency Risk

We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported operating income of $62.9 million for the nine months ended September 30, 2008. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the nine months ended September 30, 2008 by $6.3 million. As of September 30, 2008, our primary foreign exchange exposure included the Euro, British Pound, Swedish Kroner and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities.

Occasionally, we will use forward currency contracts to reduce our exposure to foreign currency risk. The principal objective of such contracts is to minimize the risks and/or costs associated with artist fee commitments. At September 30, 2008, we had forward currency contracts outstanding with a notional amount of $21.4 million.

Interest Rate Risk

Our market risk is also affected by changes in interest rates. We had $799.3 million total debt outstanding as of September 30, 2008. Of the total amount, taking into consideration existing interest rate hedges, we have $631.9 million of fixed-rate debt and $167.4 million of floating-rate debt.

Based on the amount of our floating-rate debt as of September 30, 2008, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $0.4 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease in the interest rate as of September 30, 2008 with no subsequent change in rates for the remainder of the period.

At September 30, 2008, we have four interest rate swap agreements that are designated as cash flow hedges for accounting purposes, which include swaps and combinations of interest rate caps and floors, with a total notional amount of $312.5 million, to effectively convert a portion of our floating-rate debt to a fixed-rate basis. Two of these agreements expire in March 2009 and one in September 30, 2010. One of these swap agreements has a forward swap with a notional amount of $162.5 million effective March 31, 2009 which expires March 31, 2011. The fair value of these agreements at September 30, 2008 was a net asset of less than $0.1 million. These agreements were put in place to eliminate or reduce the variability of a portion of the cash flows from the interest payments related to our senior secured credit facility. The terms of our senior secured credit facility required that an interest rate swap be put in place for at least 50% of the original $325 million senior term loan and for at least three years.

As part of the acquisition of AMG, we have interest rate swap agreements with a $22.5 million aggregate notional amount that effectively converts a portion of our floating-rate debt to a fixed-rate basis. These agreements expire in January 2015. These interest rate swap agreements have not been designated as hedging instruments. Therefore, any change in fair value is recorded in earnings during the period of the change.

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

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is as follows:

Nine Months Ended September 30,		Year Ended December 31,
2008	2007	2007	2006	2005	2004
0.96	1.51	1.28	0.96	0.07	1.18

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

Stock-Based Compensation

As of September 30, 2008, there was $29.5 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements for stock options and restricted stock awards. This cost is expected to be recognized over the next four years.

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

Recently Issued Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations, or Statement 141(R). Statement 141(R) establishes revised principles and requirements for the recognition and measurement of assets and liabilities in a business combination. Statement 141(R) requires (i) recognition of 100% of the fair values of acquired assets, including goodwill, and assumed liabilities upon obtaining control, (ii) contingent consideration to be recorded at fair value at acquisition date, (iii) transaction costs to be expensed as incurred, (iv) pre-acquisition contingencies to be accounted for at acquisition date at fair value and (v) costs of a plan to exit an activity or terminate or relocate employees to be accounted for as post-combination costs. Statement 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt Statement 141(R) on January 1, 2009 and apply the requirements of Statement 141(R) for business combinations that occur after the date of adoption.

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

In May 2008, the FASB issued FASB Staff Position, or FSP, APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP will change the accounting for certain convertible debt instruments, including our 2.875% convertible senior notes. Under the new rules for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the new rules for our notes is that the equity component will be included in the additional paid-in capital section of shareholders’ equity on the our balance sheet and the value of the equity component will be treated as an original issue discount for purposes of accounting for the debt component of the notes. Higher interest expense will result by recognizing the accretion of the discounted carrying value of the notes to their face amount as interest expense over the expected term of the notes using an effective interest rate method of amortization. This FSP is effective for fiscal years and interim periods beginning after December 15, 2008 and is required to be applied retrospectively to all periods presented. We are currently evaluating the new rules and their impact on our current accounting for our notes and expect to recognize additional interest expense starting in 2009 due to the interest expense accretion associated with the notes and to report greater than previously reported interest expense due to retrospective application.

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

Management believes that the accounting estimates involved in the allowance for doubtful accounts, impairment of long-lived assets and goodwill, revenue recognition, litigation accruals, stock-based compensation and accounting for income taxes are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. These critical accounting estimates, the judgments and assumptions and the effect if actual results differ from these assumptions are described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K filed with the SEC on February 29, 2008. There have been no changes to our critical accounting policies during the nine months ended September 30, 2008.

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

Based on their evaluation as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Bylaws of Live Nation, Inc. dated September 9, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed September 15, 2008).

10.1*	Stock Purchase Agreement, dated September 9, 2008, by and among Feld Entertainment, Inc., Feld Acquisition Corp., Live Nation Worldwide, Inc., and Live Nation Motor Sports, Inc.

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2008.

LIVE NATION, INC.

By:	/s/ Brian Capo
Brian Capo
Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Bylaws of Live Nation, Inc. dated September 9, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed September 15 2008).

10.1*	Stock Purchase Agreement, dated September 9, 2008, by and among Feld Entertainment, Inc., Feld Acquisition Corp., Live Nation Worldwide, Inc., and Live Nation Motor Sports, Inc.

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

*	Filed herewith.
**	Furnished herewith.