Form 10-K
period 2008-12-31
Live Nation, Inc.
filed 2009-03-05
CIK 1335258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008,

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

On June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock beneficially held by non-affiliates of the registrant was approximately $454.7 million. (For purposes hereof, directors, executive officers and 10% or greater stockholders have been deemed affiliates).

On February 23, 2009, there were 78,299,209 outstanding shares of the registrant’s common stock, $0.01 par value per share, excluding 238,795 shares held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

LIVE NATION, INC.

PART I

“Live Nation” (which may be referred to as the “Company”, “we”, “us” or “our”) means Live Nation, Inc. and its subsidiaries, or one of our segments or subsidiaries, as the context requires.

Special Note About Forward-Looking Statements

Certain statements contained in this Form 10-K (or otherwise made by us or on our behalf from time to time in other reports, filings with the Securities and Exchange Commission, or the SEC, news releases, conferences, internet postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, notwithstanding that such statements are not specifically identified. Forward-looking statements include, but are not limited to, statements about our financial position, business strategy, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition, the effects of future legislation or regulations, plans and objectives of our management for future operations and our pending merger with Ticketmaster. We have based our forward-looking statements on our beliefs and assumptions based on information available to us at the time the statements are made. Use of the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “outlook,” “could,” “target,” “project,” “seek,” “predict,” or variations of such words and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

Our Company

We are the largest producer of live music concerts in the world. In 2008, we connected over 52 million live music fans with their favorite performers at approximately 22,000 events in 33 countries around the world and drove over 72 million unique visitors to livenation.com. Globally, we own, operate, have booking rights for and/or have an equity interest in 159 venues, including House of Blues® music venues and prestigious locations such as The Fillmore in San Francisco, the Hollywood Palladium, the Heineken Music Hall in Amsterdam and the O2 Dublin.

On February 10, 2009, we entered into a merger agreement with Ticketmaster Entertainment, Inc., or Ticketmaster. Pursuant to the merger agreement, Ticketmaster stockholders will own approximately 50.01% of the combined company. The merger is subject to approval by both companies’ stockholders, the consent of Ticketmaster’s lenders and the satisfaction of customary closing conditions and regulatory review and approvals. Additional disclosure regarding the merger will be set forth in a proxy statement to be filed with the SEC in connection with the merger.

Our principal executive offices are located at 9348 Civic Center Drive, Beverly Hills, California 90210 (telephone: 310-867-7000). Our principal website is www.livenation.com. Live Nation is listed on the New York Stock Exchange, trading under the symbol “LYV”.

Our Strategy

Our strategy is to connect the artist to the fan. We believe that this focus will enable us to increase shareholder value by developing new ancillary revenue streams around the live music event and the artist themselves. We will continue to focus on our live music assets. We plan to expand our business through building a stronger connection with the fan through the live event and our ticketing platform. We will seek to connect corporate sponsors with this fan through the live music experience. We will continue to execute on this strategy through pursuing the objectives listed below.

•

Improve the Profitability of Our Existing Core Business. We continue to focus on improving the profitability of our existing core live music operations by implementing strategies to increase ancillary sales per fan at all events and at all venues we operate in, as well as striving to be the low-cost operator.

•

Extend Relationships with Artists and Sponsors. Our goal is to develop deeper relationships with touring artists centered on the live music event. We are able to expand our relationship with the artist through longer-term and broader relationships by providing more services and partnering with the artist to grow their music properties. We believe that we can expand the business lines related to the live music event, such as the sale of tour merchandise and live concert DVDs as well as providing other products and services to fans and artists both before and after the concert, including the development of artist fan clubs and websites. We also believe that we have an opportunity to expand our relationship with corporate sponsors by providing strategic programs that deliver more value to the sponsor through our unique relationship to the music fan and to the artist and by utilizing our distribution network of venues and our extensive online presence.

•

Develop Ticketing and Online Services. Our goal is to have a direct relationship with the music fan through our ticketing platform and to be the leading online live music destination website through www.livenation.com. Our website offers comprehensive information about live concerts, including shows that are not Live Nation promoted events, and access to tickets and artist merchandise. We seek to continue to drive the growth of our website by expanding our online offering to increase traffic and generating incremental revenue from additional ticket sales, merchandise sales, online advertising and other goods and services.

•

Increase Our Global Live Music Platform. We plan to expand our promoter presence to include the top music markets and population centers around the world. We currently operate in 20 global markets. Our focus internationally is on increasing our promoter presence. We intend to expand our North American platform in key larger markets through ownership or operation of key venues and by growing our festival presence.

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

•

Fans. During 2008, our events and venues were attended by over 57 million fans, including over 52 million live music fans. Our database provides us with the means to efficiently market our shows to these fans as well as offer them other music-related products and services. This database is an invaluable asset that we are able to use to service our artists and corporate clients.

•

Artists. We have extensive relationships with artists ranging from those acts that are just beginning their careers to superstars. In 2008, we promoted shows or tours for over 1,600 artists globally. We believe our artist relationships are a competitive advantage and will help us pursue our strategy to develop additional ancillary revenue streams around the live music event and the artists themselves.

•

Ticketing Platform. In December 2008, we launched our own ticketing platform using an established ticketing software system that we have licensed through CTS Eventim. We operate this system on hardware we own. The system provides tools for selling and managing ticket inventory online, at our box offices, through our phone center and at other retail outlets. Our primary online ticketing website, www.livenation.com, is designed to promote ticket sales for live events and to disseminate event and related merchandise information online.

•

Distribution Network. We believe that our global distribution network of promoters, venues and festivals provides us with a strong position in the live music industry. We believe we have one of the largest global networks of music promoters in the world, with offices in 26 cities in North America and a total of 19 countries worldwide. In addition, we own, operate, have booking rights and/or have an equity interest in 159 venues located across six countries as of the end of 2008, making us, we believe, the second largest operator of music venues in the world. We also believe that we produce one of the largest networks of music festivals in the world with over 30 festivals globally.

•

Sponsors. We employed a sales force of approximately 220 people that worked with over 800 sponsors during 2008, through a combination of local venue related deals and national deals, both in North America and internationally. Our sponsors include some of the most well-recognized national and global brands including Citi®, BlackBerry and O2.

•

Employees. At December 31, 2008, we employed approximately 4,700 full-time employees who are dedicated to providing first-class service to our artists, fans and corporate sponsors. Many of our employees have decades of experience in promoting and producing live concerts, as well as operating live music venues.

Our History

We were formed through acquisitions of various entertainment businesses and assets by our predecessors. In August 2000, Clear Channel Communications, Inc., or Clear Channel, acquired our live entertainment business, which was initially formed in 1997. In August 2005, we were incorporated in our current form as a Delaware corporation to own substantially all of the entertainment business of Clear Channel. In December 2005, the separation of the business previously conducted by Clear Channel’s live entertainment segment and sports representation business, and the distribution by Clear Channel of all of our common stock to its stockholders, was completed in a tax free spin-off (or the Distribution, the Separation or the spin-off). Following our separation from Clear Channel, we became a separate publicly traded company on the New York Stock Exchange trading under the symbol “LYV”.

Our Industry

The live music industry includes concert promotion and/or production. According to Pollstar, North American gross concert revenue increased from $3.6 billion in 2006 to $4.2 billion in 2008, a compound annual growth rate of approximately 8%. Excluding the impact of acquisitions, in the 2006 to 2008 period, our North American Music, International Music and Artist Nation revenue, comprised primarily of gross concert-related revenue, increased from $3.1 billion to $3.7 billion, a compound annual growth rate of 10%. We believe this growth was primarily due to increasing ticket prices for top-grossing acts and the desire of these acts, such as Madonna and U2, to tour.

Typically, to initiate live music events or tours, booking agents directly contract with performers to represent them for defined periods. Booking agents then contact promoters, who will contract with them or directly with performers to arrange events. Booking agents generally receive fixed or percentage fees from performers for their services. Promoters earn revenue primarily from the sale of tickets. Performers are paid by the promoter under one of several different formulas, which may include fixed guarantees and/or a percentage of ticket sales or event profits. In addition, promoters may also reimburse performers for certain costs of production, such as sound and lights. Under guaranteed payment formulas, promoters assume the risks of unprofitable events. Promoters may renegotiate lower guarantees or cancel events because of insufficient ticket sales in order to reduce their losses. Promoters can also reduce the risk of losses by entering into global or national touring agreements with performers and including the right to offset lower performing shows with higher performing shows on the tour in the determination of overall artist fees.

For music tours, one to four months typically elapse between booking performers and the first performances. Promoters, in conjunction with performers, managers and booking agents, set ticket prices and advertise events. Promoters market events, sell tickets, rent or otherwise provide venues and arrange for local production services, such as stages and sets.

Venue operators typically contract with promoters to rent their venues for specific events on specific dates. Venue operators provide services such as concessions, parking, security, ushering and ticket-taking, and receive some or all of the revenue from concessions, merchandise, sponsorships, parking and premium seats. For the events they host, venue operators typically receive fixed fees or percentages of ticket sales, as well as percentages of total concession sales from the concessionaire and percentages of total merchandise sales from the merchandisers.

Our Business

We operate in four reportable business segments: North American Music, International Music, Artist Nation (previously known as Global Artists) and Ticketing (previously known as Global Digital). Prior to 2008, we reported a Global Theater segment, which has been eliminated after the divestiture of substantially all of our North American theatrical business in January 2008. Our United Kingdom theatrical venue operation business, previously included in Global Theater, is now reported in “other” and the few remaining North American theater venues are now reported in North American Music.

Information related to these operating segments and other operations for 2008, 2007 and 2006 is included in Note 18—Segment Data in the Notes to Consolidated Financial Statements in Item 8.

North American Music. Our North American Music business principally involves the promotion of live music events in our owned and/or operated venues and in rented third-party venues primarily in the United States and Canada. During 2008, our North American Music business generated approximately $2.2 billion, or 54%, of our total revenue. We promoted over 10,000 North American live music events in 2008, including artists such as Rascal Flatts, Coldplay, Jonas Brothers and the Trans-Siberian Orchestra.

International Music. Our International Music business principally involves the promotion of live music events in our owned and/or operated venues and in rented third-party venues and the production of music festivals outside of North America. For 2008, our International Music business generated approximately $1.2 billion, or 28%, of our total revenue. We promoted or produced over 4,000 live music events internationally in 2008, including artists such as Vasco Rossi and Bruce Springsteen as well as several large festivals in Europe, such as Rock Werchter in Belgium, Lowlands Festival in Holland, and Reading Festival and Leeds Festival, both in the United Kingdom.

Artist Nation. Our Artist Nation business principally involves the production and/or promotion of global music tours as well as providing various services to artists. We have entered into long-term rights agreements for multi-tour cycles with Madonna, Jay-Z, Shakira, Nickelback and U2. This business builds deeper and longer relationships with artists to fill our distribution pipe. During 2008, our Artist Nation business generated approximately $664 million, or 16%, of our total revenue. We produced or promoted over 120 live music events in 2008, including tours for artists such as The Police and Madonna.

Ticketing. Our Ticketing business principally involves the management of our internal ticketing operations and online and wireless distribution activities, including the launch of Live Nation ticketing and the development of our website. Our Ticketing business generated approximately $22 million, or 0.5%, of our total revenue in 2008. We expect this business to expand as a result of our launch in 2008 of a ticketing platform which allows us to sell tickets for 2009 events at our owned and/or operated venues.

Other. Our United Kingdom theatrical venue operation business principally involves the operation and rental of our owned/and or operated venues for theatrical performances. For 2008, businesses included under “other” generated approximately $88 million, or 2%, of our total revenue.

Recent Acquisitions

Heineken Music Hall. In January 2008, we acquired the operating company that manages and holds the lease for the Heineken Music Hall in Amsterdam.

AMD. In January 2008, we acquired a 51% interest in Amsterdam Music Dome Exploitatie B.V., or AMD. AMD will be the exclusive lessee of a music venue that is planned to be developed.

DF Concerts. In April 2008, we acquired a 78.3% interest in DFC Holdings Limited, or DF Concerts, through a joint venture with Gaiety Investments. We own 50.1% of the joint venture with Gaiety Investments. DF Concerts is a leading concert promotion company in Scotland and promotes what we believe to be the most successful music festival in Scotland, T in the Park.

Mirage. In May 2008, we acquired a 65% interest in Mirage Promotions FZ-LLC, or Mirage, a leading promoter in Dubai and the surrounding region. Mirage was subsequently rebranded as Live Nation Middle East.

Fantasma. In May 2008, we acquired certain assets of Fantasma Productions Inc. of Florida, or Fantasma, a concert promotion company in Florida.

Luger and Moondog. In June 2008, we acquired the remaining 51% interest and 75% interest of Lugerinc. AB and Moondog Entertainment AB, or Luger and Moondog, respectively, that we did not already own. Luger and Moondog are music-related companies in Sweden.

Main Square Festival. In July 2008, we acquired a 51% interest in Moi.Je Prod SAS, the producer of the Main Square Festival in Arras, France.

De-Lux. In October 2008, we acquired De-Lux Merchandise Company Limited, or De-Lux, a merchandising company in the United Kingdom.

Emerge. In October 2008, we acquired Emerge Media Ventures Ltd., or Emerge, a promotion company in Canada.

Recent Divestitures

Consistent with our strategy to focus on our core live music business, we continued to divest of non-music or non-core assets during 2008.

North American theatrical business. In January 2008, we sold substantially all of our North American theatrical business, which included the assets of the North American theatrical presenting business and certain theatrical venues. In December 2007, we sold the Oriental Theater in Chicago, Illinois and our 50% interest in Broadway in Chicago, LLC which were part of the North American theatrical business.

Friends & Partners. In August 2008, we sold Friends & Partners Italia S.r.l., or F&P Italia, a promotion company in Italy.

Motor Sports business. In September 2008, we sold our motor sports business which included events for motorcycle road racing, supercross racing, monster truck shows, freestyle motocross events and other similar events.

Events business. In October 2008, we sold our non-core events business along with rights to certain DVD projects. The events business included rights or investments in certain non-music and exhibition-style events.

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

As a venue operator, we contract with promoters to rent our venues for events and provide operational services such as concessions, merchandising, parking, security, ushering and ticket-taking. We generate revenue primarily from the sale of food and beverages, parking, premium seating, venue sponsorships and ticket rebates or service charges earned on tickets sold through phone, outlet and internet by third parties under our ticketing agreements or through our internal ticketing operations for events we promote. In our amphitheaters, the sale of food and beverage is outsourced and we receive a share of the net revenue from the concessionaire which is recorded in revenue with no significant direct operating expenses associated with it. Revenue generated from venue operations typically have a higher margin than promotion revenue and therefore typically have a more direct relationship to operating income.

We believe that we have a unique opportunity to connect the music fan to corporate sponsors and therefore seek to optimize this relationship through the development of strategic sponsorship programs. We continue to also pursue the sale of national and local sponsorships and placement of advertising, including signage and promotional programs. Many of our venues have venue naming rights sponsorship programs. We believe national sponsorships allow us to maximize our network of venues and to arrange multi-venue branding opportunities for advertisers. Our national sponsorship programs include companies such as Citi®, BlackBerry and State Farm. Our local and venue-focused sponsorships include venue signage, promotional programs, on-site activation, hospitality and tickets, and are derived from a variety of companies across various industry categories.

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

In addition to global touring services, our Artist Nation segment includes our Artists Services division. Artists Services partners with artists to manage their diverse rights, grow their fan bases and provide a direct connection to fans through our global distribution platform and marketing proficiencies. The operations of this division include the sale of merchandise, artist fan sites and VIP ticketing, broadcast/digital media rights, recorded music distribution and sponsorship and marketing services. Direct operating expenses for the Artist Nation segment include the artist’s share of profits and cost of goods sold.

Ticketing

Our Ticketing segment manages our digital online presence and completed the new Live Nation ticketing platform which was launched in late 2008. Within our Ticketing segment, we manage our internal ticketing operations and online and wireless distribution activities, including the development of our website www.livenation.com. This segment derives the majority of its revenue from service charges earned on tickets sold through our internal ticketing operations and from sponsorships. The tickets sold by this segment are the tickets that we are allowed to sell directly to customers in North America under our agreements with outside ticketing agencies prior to the launch of Live Nation ticketing. Ticketing pays our North American Music segment a ticket rebate equivalent to the amount that they would have received had the ticket been sold by an outside ticketing agency. The remainder of the service charge is retained by Ticketing.

Other

Included under our Other operations is primarily our United Kingdom theatrical venue operations and other businesses.

Live Nation Venue Details

In the live entertainment industry, venues generally consist of:

•

Stadiums—Stadiums are multi-purpose facilities, often housing local sports teams. Stadiums typically have 30,000 or more seats. Although they are the largest venues available for live music, they are not specifically designed for live music. At December 31, 2008, we did not own or lease any stadiums, although we may rent them for certain events.

•

Amphitheaters—Amphitheaters are generally outdoor venues with between 5,000 and 30,000 seats that are used primarily in the summer season. We believe they are popular because they are designed specifically for concert events, with premium seat packages and better lines of sight and acoustics. At December 31, 2008, we owned eight, leased 28, operated seven and had booking rights for nine amphitheaters located in North America.

•

Arenas—Arenas are indoor venues that are used as multi-purpose facilities, often housing local sports teams. Arenas typically have between 5,000 and 20,000 seats. Because they are indoors, they are able to offer amenities that other similar-sized outdoor venues cannot, such as luxury suites and premium club memberships. As a result, we believe they have become increasingly popular for higher-priced concerts aimed at audiences willing to pay for these amenities. At December 31, 2008, we owned one, leased two, operated two and had booking rights for five arenas located in the United Kingdom, Ireland, The Netherlands and North America.

•

Music Theaters—Music theaters are indoor venues that are built primarily for music events. These venues typically have a capacity between 1,000 and 6,500. Because these venues have a smaller capacity than an amphitheater, they do not offer as much economic upside on a per show basis. However, because music theaters can be used year-round, unlike most amphitheaters, they can generate annual profits similar to those of an amphitheater. Music theaters represent less risk to concert promoters because they have lower fixed costs associated with hosting a concert and may provide a more appropriately-sized venue for developing artists and more artists in general. At December 31, 2008, we owned seven, leased 22, operated three, had booking rights for eleven and an equity interest in one music theater located in North America, the United Kingdom and Sweden.

•

Clubs—Clubs are indoor venues that are built primarily for music events but may also include comedy clubs. These venues typically have a capacity of less than 1,000 and often without full fixed seating. Because of their small size, they do not offer as much economic upside, but they also represent less risk to a concert promoter because they have lower fixed costs associated with hosting a concert and also may provide a more appropriate size venue for developing artists. Clubs can also be used year-round and can therefore generate higher profits for the year, even though per show profits are lower. At December 31, 2008, we owned three, leased eight and had booking rights for eight clubs in North America and the United Kingdom.

•

House of Blues—House of Blues venues are indoor venues that offer customers an integrated live music and dining experience. The live music halls are specially designed to provide optimum acoustics and typically can accommodate between 1,000 to 2,000 guests. A full-service restaurant and bar is located adjacent to the live music hall. We believe that the high quality of the food, service and atmosphere in our restaurants attracts customers to these venues independently from an entertainment event, and generates a significant amount of repeat business from local customers. At December 31, 2008, we owned two and leased nine House of Blues venues located in North America. One of the House of Blues venues is comprised of two buildings where we own one of the buildings and lease the other building. We have included this venue as an owned venue.

•

Festival Sites—Festival sites are outdoor locations used primarily in the summer season to stage day-long or multi-day concert events featuring several performers. Depending on the location, festival site capacities can range from 10,000 to 120,000. We believe they are popular because of the value provided to the fan by packaging several performers for a full-day or multi-day event. While festival sites only host a few events each year, they can provide higher operating income because they have lower costs associated with producing the event and maintaining the site. At December 31, 2008, we owned three festival sites located in North America and the United Kingdom.

•

Theatrical Theaters—Theatrical theaters are generally indoor venues that are built specifically for theatrical events, with substantial aesthetic and acoustic consideration. These venues typically have less than 5,000 seats. Additionally, given their size, they are able to host events aimed at niche audiences. At December 31, 2008, we owned seven, leased seven, operated five and had an equity interest in one theatrical theater located in North America and the United Kingdom.

Music Venues

At December 31, 2008, we owned, operated, had booking rights for and/or had an equity interest in the following domestic and international venues primarily used for music events:

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
NEW YORK, NY	1
PNC Bank Arts Center		Amphitheater	22-year lease that expires December 31, 2017	17,500
Nikon at Jones Beach Theater		Amphitheater	20-year license agreement that expires December 31, 2019	14,400
The Capital One Bank Theatre at Westbury		Music Theater	43-year lease that expires December 31, 2034	2,800
Hammerstein Ballroom		Music Theater	Booking agreement	3,600
Asbury Park Convention Hall		Music Theater	Booking agreement	3,600
Paramount Theatre		Music Theater	Booking agreement	1,500
The Fillmore New York at Irving Plaza		Club	10-year lease that expires October 31, 2016	1,000
Blender Theater at Gramercy		Club	10-year lease that expires December 31, 2016	600
Roseland Ballroom		Club	Booking agreement	3,700
The Stone Pony		Club	Booking agreement	600
LOS ANGELES, CA	2
San Manuel Amphitheater		Amphitheater	25-year lease that expires June 30, 2018	65,000
Verizon Wireless Amphitheater		Amphitheater	20-year lease that expires February 28, 2017	16,300
Gibson Amphitheatre at Universal Citywalk		Music Theater	15-year lease that expires September 9, 2014	6,185
Long Beach Arena		Arena	Booking agreement	13,500
Hollywood Palladium		Music Theater	20-year lease that expires January 31, 2027	4,000
The Wiltern		Music Theater	5-year lease that expires June 30, 2010	2,300
Avalon Hollywood		Club	Booking agreement	1,400
The Roxy Theatre		Club	Booking agreement	500
House of Blues—Sunset Strip		House of Blues	10-year lease that expires May 10, 2012	1,000
House of Blues—Anaheim		House of Blues	10-year lease that expires January 8, 2011	950

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
CHICAGO, IL	3
First Midwest Bank Amphitheatre		Amphitheater	Owned	28,600
Charter One Pavilion at Northerly Island		Amphitheater	5-year lease that expires December 31, 2009	8,500
Allstate Arena		Arena	Booking agreement	19,000
Rosemont Theatre		Music Theater	Booking agreement	4,400
House of Blues—Chicago		House of Blues	Owned	1,300
PHILADELPHIA, PA	4
Susquehanna Bank Center		Amphitheater	31-year lease that expires September 29, 2025	25,000
Tower Theater		Music Theater	Owned	3,050
Theater of the Living Arts		Club	Owned	810
Electric Factory		Club	Booking agreement	2,250
DALLAS—FORT WORTH, TX	5
Superpages.com Center		Amphitheater	30-year lease that expires December 31, 2018	20,100
House of Blues—Dallas		House of Blues	15-year lease that expires April 30, 2022	1,625
SAN FRANCISCO— OAKLAND—SAN JOSE, CA	6
Shoreline Amphitheatre at Mountain View		Amphitheater	15-year lease that expires December 31, 2020	22,000
Sleep Train Pavilion at Concord		Amphitheater	4-year management agreement that expires December 31, 2010	12,500
Mountain Winery		Amphitheater	Booking agreement that expired September 30, 2007 (currently negotiating new terms)	1,750
The Fillmore		Music Theater	15-year lease that expires August 31, 2012	1,200
Punch Line Comedy Club—San Francisco		Club	5-year lease that expires September 15, 2011	500
Cobb’s Comedy Club		Club	10-year lease that expires October 31, 2015	150
BOSTON, MA	7
Comcast Center		Amphitheater	Owned	19,900
Bank of America Pavilion		Amphitheater	Indefinite license agreement that expires 18 months after notification that pier is to be occupied for water dependent use	4,900
Orpheum Theatre—Boston		Music Theater	10-year operating agreement that expires December 31, 2015	2,700
Paradise Rock Club		Club	10-year lease that expires May 31, 2018	650

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
ATLANTA, GA	8
Lakewood Amphitheatre		Amphitheater	35-year lease that expires December 31, 2033	19,000
Chastain Park Amphitheatre		Amphitheater	10-year lease that expires December 31, 2010	6,400
The Tabernacle		Music Theater	20-year lease that expires January 31, 2018	2,500
WASHINGTON, DC	9
Nissan Pavilion		Amphitheater	Owned	22,500
Warner Theatre		Music Theater	10-year lease that expires September 30, 2012	1,850
HOUSTON, TX	10
Cynthia Woods Mitchell Pavilion		Amphitheater	Booking agreement	16,400
Showgrounds at Sam Houston Race Park		Amphitheater	Booking agreement	9,000
Verizon Wireless Theater		Music Theater	15-year lease that expires December 31, 2012	2,900
House of Blues—Houston		House of Blues	10-year lease that expires October 31, 2018	1,530
DETROIT, MI	11
The Fillmore Detroit		Music Theater	15-year lease that expires January 31, 2018	2,900
Saint Andrews Hall		Club	Owned	820
PHOENIX, AZ	12
Cricket Wireless Pavilion		Amphitheater	60-year lease that expires June 30, 2049	20,000
Dodge Theatre		Music Theater	10-year lease that expires December 31, 2016	5,500
TAMPA—ST. PETERSBURG—SARASOTA, FL	13
Ford Amphitheatre at the Florida State Fairgrounds		Amphitheater	15-year lease that expires December 31, 2018	20,000
SEATTLE—TACOMA, WA	14
White River Amphitheatre		Amphitheater	25-year management agreement that expires October 31, 2027	20,000
MIAMI—FT. LAUDERDALE, FL	16
Bayfront Park		Amphitheater	10-year management agreement that expires December 31, 2018	5,000
Pompano Beach Amphitheatre		Amphitheater	6-year management agreement that expires November 25, 2015	3,300
The Fillmore Miami Beach at the Jackie Gleason Theater		Music Theater	10-year management agreement that expires August 21, 2017	2,700
Revolution Live		Club	Booking agreement	1,300

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
CLEVELAND—AKRON, OH	17
Blossom Music Center		Amphitheater	15-year lease that expires October 31, 2014	19,550
Time Warner Cable Amphitheater at Tower City		Amphitheater	6-year lease that expires April 30, 2011	5,500
Nautica Pavilion		Amphitheater	3-year management agreement that expired December 31, 2008 (currently negotiating new terms)	5,000
House of Blues—Cleveland		House of Blues	20-year lease that expires October 31, 2024	1,200
DENVER, CO	18
Fiddler’s Green Amphitheatre		Amphitheater	20-year lease that expires December 31, 2012	16,820
The Fillmore Auditorium		Music Theater	Owned	3,600
Paramount Theatre		Music Theater	Booking agreement	1,850
ORLANDO—DAYTONA BEACH—MELBOURNE, FL	19
House of Blues—Orlando		House of Blues	15-year lease that expires September 1, 2012	2,100
SACRAMENTO— STOCKTON—MODESTO, CA	20
Sleep Train Amphitheatre		Amphitheater	Owned	18,500
Punch Line Comedy Club—Sacramento		Club	5-year lease that expires December 31, 2010	100
ST. LOUIS, MO	21
Verizon Wireless Amphitheater— St. Louis		Amphitheater	Owned	21,000
The Pageant		Music Theater	50% equity interest	2,300
PITTSBURGH, PA	23
Post-Gazette Pavilion		Amphitheater	45-year lease that expires December 31, 2035	23,100
CHARLOTTE, NC	24
Verizon Wireless Amphitheatre		Amphitheater	Owned	18,800
INDIANAPOLIS, IN	25
Verizon Wireless Music Center		Amphitheater	Owned	24,400
The White Lies Lawn at White River State Park		Amphitheater	Booking agreement	6,000
The Murat Centre		Music Theater	50-year lease that expires September 4, 2045	2,500
RALEIGH—DURHAM, NC	27
Time Warner Cable Music Pavilion at Walnut Creek		Amphitheater	40-year lease that expires October 31, 2030	20,000

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
SAN DIEGO, CA	28
Cricket Wireless Amphitheatre		Amphitheater	20-year lease that expires October 31, 2023	19,490
SDSU Open Air Theatre		Amphitheater	Booking agreement	4,790
Cox Arena at Aztec Bowl		Arena	Booking agreement	12,500
House of Blues—San Diego		House of Blues	15-year lease that expires May 31, 2020	1,100
HARTFORD—NEW HAVEN, CT	30
New England Dodge Music Center		Amphitheater	40-year lease that expires September 13, 2034	24,200
Mohegan Sun Arena		Arena	Booking agreement	9,000
Chevrolet Theatre		Music Theater	Owned	4,560
KANSAS CITY, MO	31
Starlight Theatre		Music Theater	Booking agreement	8,105
COLUMBUS, OH	32
Germain Amphitheater		Amphitheater	Currently not in operation	20,000
CINCINNATI, OH	34
Riverbend Music Center		Amphitheater	Booking agreement	20,500
National City Pavilion		Amphitheater	Booking agreement	4,000
Taft Theatre		Music Theater	5-year lease that expires July 31, 2010	2,500
Bogarts		Club	10-year lease that expires September 30, 2012	1,470
MILWAUKEE, WI	35
Alpine Valley Music Theatre		Amphitheater	21-year management agreement that expires December 31, 2019	35,300
Marcus Amphitheater		Amphitheater	Booking agreement	23,000
SAN ANTONIO, TX	37
Selma Amphitheater		Amphitheater	Owned (not in operation)	19,300
WEST PALM BEACH— FORT PIERCE, FL	38
Centre for the Arts at Mizner Park Amphitheater		Amphitheater	5-year lease that expires June 30, 2014	4,500
Cruzan Amphitheatre		Amphitheater	10-year lease that expires December 31, 2015	19,300
BIRMINGHAM, AL	40
Verizon Wireless Music Center—Birmingham		Amphitheater	Owned	10,550
HARRISBURG—LANCASTER— LEBANON—YORK, PA	41
Star Pavilion at Hershey Park		Amphitheater	Booking agreement that expired December 31, 2005 (currently negotiating new terms)	8,100

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
LAS VEGAS, NV	42
Pearl Concert Theater at Palms Casino Resort		Music Theater	Booking agreement	2,500
House of Blues—Las Vegas		House of Blues	15-year lease that expires March 1, 2014	1,800
NORFOLK—PORTSMOUTH—NEWPORT NEWS, VA	43
Verizon Wireless Virginia Beach Amphitheater		Amphitheater	30-year lease that expires December 31, 2026	20,000
ALBUQUERQUE— SANTA FE, NM	44
Journal Pavilion		Amphitheater	20-year lease that expires April 16, 2021	12,000
Sandia Casino Amphitheater		Music Theater	Booking agreement	4,200
AUSTIN, TX	49
Austin Music Hall		Music Theater	Booking agreement	4,400
LOUISVILLE, KY	50
The Louisville Palace		Music Theater	Owned	2,700
BUFFALO, NY	51
Darien Lake Performing Arts Center		Amphitheater	25-year lease that expires October 15, 2020	21,800
Seneca Niagra Casino		Music Theater	Booking agreement	2,100
Seneca Events Center		Music Theater	Booking agreement	1,700
NEW ORLEANS, LA	53
House of Blues—New Orleans		House of Blues	One building owned and one building under 35-year lease that expires October 31, 2027	1,000
WILKES BARRE— SCRANTON, PA	54
Toyota Pavilion at Montage Mountain		Amphitheater	10-year lease that expires December 31, 2011	17,500
ALBANY—SCHNECTADY— TROY, NY	57
Saratoga Performing Arts Center		Amphitheater	10-year license agreement that expires September 7, 2009	25,200
FLORENCE—MYRTLE BEACH, SC	104
House of Blues—Myrtle Beach		House of Blues	27-year lease that expires May 31, 2025	2,000
YAKIMA—PASCO—RICHLAND—KENNEWICK, WA	126
The Gorge Amphitheatre		Amphitheater	20-year lease that expires October 31, 2023	20,000

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
WHEELING, WV STEUBENVILLE, OH	159
Jamboree in the Hills		Festival Site	Owned	35,000
Capitol Music Hall		Music Theater	Currently not in operation	2,490
TORONTO, CANADA	N/A
Molson Amphitheatre		Amphitheater	35-year lease that expires December 31, 2010	16,000
The Guvernment-Kool Haus		Club	Booking agreement	2,400
The Drink at the Guvernment		Club	Booking agreement	1,200
VANCOUVER, CANADA	N/A
General Motors Place		Arena	Booking agreement	13,000
Commodore Ballroom		Club	15-year lease that expires July 31, 2014	1,100
BIRMINGHAM, ENGLAND	N/A
O2 Academy Birmingham		Music Theater	8-year lease that expired March 25, 2008 (currently negotiating new terms)	3,200
Birmingham Dome		Music Theater	Currently not in operation	3,000
BRIGHTON, ENGLAND	N/A
O2 Academy Brighton		Music Theater	Currently not in operation	2,500
BRISTOL, ENGLAND	N/A
O2 Academy Bristol		Music Theater	25-year lease that expires December 25, 2023	1,900
LEEDS, ENGLAND	N/A
O2 Academy Leeds		Music Theater	25-year lease that expires June 23, 2026	2,300
LIVERPOOL, ENGLAND	N/A
O2 Academy Liverpool		Music Theater	34-year lease that expires January 22, 2037	1,200
LONDON, ENGLAND	N/A
Wembley Arena		Arena	15-year management agreement that expires March 31, 2021	12,750
O2 Academy Brixton		Music Theater	98-year lease that expires December 4, 2024	4,920
O2 Shepherds Bush Empire		Music Theater	Owned	2,000
Astoria		Music Theater	Currently not in operation	1,800
Astoria 2		Music Theater	Currently not in operation	1,000
O2 Academy Islington		Music Theater	25-year lease that expires June 20, 2028	800
MANCHESTER, ENGLAND	N/A
Manchester Apollo		Music Theater	Owned	3,500
NEWCASTLE, ENGLAND	N/A
O2 Academy Newcastle		Music Theater	99-year lease that expires March 24, 2021	2,000

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
NOTTINGHAM, ENGLAND	N/A
Media		Club	Currently not in operation	1,380
OXFORD, ENGLAND	N/A
O2 Academy Oxford		Music Theater	25-year lease that expires October 30, 2031	1,020
READING, ENGLAND	N/A
Little John’s Farm and Battle Farm		Festival Site	Owned	N/A
SHEFFIELD, ENGLAND	N/A
Sheffield Hallam FM Arena		Arena	18-year management agreement that expires March 31, 2011	11,250
O2 Academy Sheffield		Music Theater	35-year lease that expires January 9, 2043	2,350
SOUTHAMPTON, ENGLAND	N/A
Southampton Guildhall		Music Theater	25-year management agreement that expires February 10, 2028	1,750
AMSTERDAM, HOLLAND	N/A
Heineken Music Hall		Arena	20-year lease that expires December 31, 2027	5,500
GLASGOW, SCOTLAND	N/A
O2 Academy Glasgow		Music Theater	Owned	2,500
King Tuts Wah Wah Hut		Club	Owned	300
Universe		Club	Currently not in operation	200
GLASGOW, SCOTLAND	N/A
Balado Airfield (T in the Park)		Festival Site	One parcel owned/one parcel under a 10-year lease that expires August 1, 2010	N/A
CARDIFF, WALES	N/A
Cardiff International Arena		Arena	137-year lease that expires December 31, 2131	6,700
DUBLIN, IRELAND	N/A
The O2 Dublin		Arena	Owned	13,000
STOCKHOLM, SWEDEN	N/A
Cirkus		Music Theater	10-year lease that expires March 31, 2009	3,000
(1)	DMA® region refers to a United States designated market area as of January 1, 2009. At that date, there were 210 DMA®s. DMA® is a registered trademark of Nielsen Media Research, Inc.

Theater Venues

At December 31, 2008, we owned, operated and/or had an equity interest in the following domestic and international venues primarily used for theatrical events:

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
NEW YORK, NY	1
Hilton Theatre		Theatrical Theater	40-year lease that expires December 31, 2038	1,800
PHILADELPHIA, PA	4
Chestnut Street Theatre		Theatrical Theater	Currently not in operation	2,350
BOSTON, MA	7
Boston Opera House		Theatrical Theater	Owned	2,700
BIRMINGHAM, ENGLAND	N/A
Alexandra Theatre		Theatrical Theater	20-year lease that expires February 20, 2014	1,350
BRISTOL, ENGLAND	N/A
The Bristol Hippodrome		Theatrical Theater	Owned	1,980
FOLKSTONE, ENGLAND	N/A
Leas Cliff Hall		Theatrical Theater	20-year management agreement that expires August 20, 2023	1,510
GRIMSBY, ENGLAND	N/A
Grimsby Auditorium		Theatrical Theater	10-year management agreement that expires March 31, 2011	1,700
HASTINGS, ENGLAND	N/A
White Rock Theatre-Hastings		Theatrical Theater	11-year management agreement that expires March 31, 2013	1,450
LIVERPOOL, ENGLAND	N/A
Liverpool Empire Theatre		Theatrical Theater	125-year lease that expires June 8, 2127	2,365
LONDON, ENGLAND	N/A
Lyceum Theatre		Theatrical Theater	150-year lease that expires November 21, 2138	2,095
Apollo Victoria Theatre		Theatrical Theater	Owned	2,600
The Dominion Theatre		Theatrical Theater	33% equity interest	2,100
MANCHESTER, ENGLAND	N/A
Palace Theatre Manchester		Theatrical Theater	Owned	1,995
Opera House Manchester		Theatrical Theater	Owned	1,915
OXFORD, ENGLAND	N/A
New Theatre Oxford		Theatrical Theater	15-year lease that expires December 24, 2022	1,780
ofs Studio Theatre		Theatrical Theater	20-year lease that expires February 22, 2021	170

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
SOUTHPORT, ENGLAND	N/A
Southport Theatre		Theatrical Theater	5-year lease that expires June 5, 2012	1,600
SUNDERLAND, ENGLAND	N/A
Sunderland Empire		Theatrical Theater	25-year management agreement that expires December 31, 2029	2,025
TORBAY, ENGLAND	N/A
Princess Theatre		Theatrical Theater	60-year management agreement that expires November 30, 2058	1,490
YORK, ENGLAND	N/A
Grand Opera House York		Theatrical Theater	Owned	970
EDINBURGH, SCOTLAND	N/A
The Edinburgh Playhouse		Theatrical Theater	Owned	3,055
(1)	DMA® region refers to a United States designated market area as of January 1, 2009. At that date, there were 210 DMA®s. DMA® is a registered trademark of Nielsen Media Research, Inc.

The following table summarizes the number of venues by type that we owned, operated, had booking rights for and/or had an equity interest in as of December 31, 2008.

Venue Type	Capacity	Owned	Leased	Operated	Booking Rights	Equity Interest	Total
Music Venues:
Festival Site	10,000 – 120,000	3	—	—	—	—	3
Amphitheater	5,000 – 30,000	8	28	7	9	—	52
Arena	5,000 – 20,000	1	2	2	5	—	10
Music Theater	1,000 – 6,500	7	22	3	11	1	44
Club	Less than 1,000	3	8	—	8	—	19
House of Blues	1,000 – 2,000	2	9	—	—	—	11

Total music venues		24	69	12	33	1	139
Theatrical Venues:
Theatrical Theater	Less than 5,000	7	7	5	—	1	20

Total venues		31	76	17	33	2	159

Venues currently not in operation		4	6	—	—	—	10

Competition

Competition in the live music industry is intense. We believe that we compete primarily on the basis of our ability to deliver quality music products and enhanced fan and artist experiences. We believe that our primary strengths include:

•	the quality of service delivered to our artists, fans and corporate sponsors;

•	our track record in promoting and producing live music events and tours both domestically and internationally;

•	artists relationships;

•	ticketing;

•	distribution platform (venues);

•	the scope and effectiveness of our expertise of marketing and sponsorship programs; and

•	our financial stability.

Although we believe that our products and services currently compete favorably with respect to such factors, we cannot provide any assurance that we can maintain our competitive position against current and potential competitors, especially those with significantly greater brand recognition, financial, marketing, service, support, technical and other resources.

In the markets in which we promote music concerts, we face competition from promoters and venue operators. We believe that barriers to entry into the promotion services business are low and that certain local promoters are increasingly expanding the geographic scope of their operations.

Our main competitors in the live music industry include Anschutz Entertainment Group, Jam Productions and Palace Sports & Entertainment, in addition to numerous smaller regional companies and various casinos in North America and Europe. Anschutz Entertainment Group operates under a number of different names including AEG Live, Concerts West and The Messina Group. Some of our competitors in the live music industry have a stronger presence in certain markets, and have access to other sports and entertainment venues, as well as greater financial resources, which may enable them to gain a greater competitive advantage in relation to us.

In markets where we own and/or operate a venue, we compete with other venues to serve artists likely to perform in that general region. Consequently, touring artists have significant alternatives to our venues in scheduling tours. Our main competitors in venue management include SMG and Anschutz Entertainment Group, in addition to numerous smaller regional companies and various casinos in North America and Europe. Some of our competitors in venue management have a greater number of venues in certain markets as well as greater financial resources in those markets.

Our main competitors at the local market level for sponsorships consist of local sports teams, which often offer state of the art venues and strong local media packages. Additionally, our competitors locally can include festivals, theme parks and other local events. On the national level, our competitors include the major sports leagues that all sell sponsorships combined with significant national media packages.

In the online environment, we compete with other website, online event sites and ticketing companies to provide event information, sell tickets and provide other online services such as fan clubs and artist websites. Our main competitors for online event sites include Ticketmaster and Tickets.com, as well as secondary ticketing companies such as StubHub.

Government Regulations

We are subject to federal, state and local laws, both domestically and internationally, governing matters such as construction, renovation and operation of our venues, as well as:

•	licensing and permitting;

•	human health, safety and sanitation requirements;

•	the service of food and alcoholic beverages;

•	working conditions, labor, minimum wage and hour, citizenship and employment laws;

•	compliance with The Americans with Disabilities Act of 1990 and the United Kingdom’s Disability Discrimination Act 1995;

•	sales and other taxes and withholding of taxes;

•	privacy requirements related to ticketing;

•	historic landmark rules; and

•	environmental protection.

We believe that our venues are in material compliance with these laws. The regulations relating to our food and support service in our venues are many and complex. A variety of regulations at various governmental levels relating to the handling, preparation and serving of food (including, in some cases, requirements relating to the temperature of food), the cleanliness of food production facilities and the hygiene of food-handling personnel are enforced primarily at the local public health department level.

We also must comply with applicable licensing laws, as well as state and local service laws, commonly called dram shop statutes. Dram shop statutes generally prohibit serving alcoholic beverages to certain persons such as an individual who is intoxicated or a minor. If we violate dram shop laws, we may be liable to third parties for the acts of the customer. Although we generally hire outside vendors to provide these services at our larger operated venues and regularly sponsor training programs designed to minimize the likelihood of such a situation, we cannot guarantee that intoxicated or minor customers will not be served or that liability for their acts will not be imposed on us.

We are also required to comply with The Americans with Disabilities Act of 1990, or the ADA, the United Kingdom’s Disability Discrimination Act 1995, or the DDA, and certain state statutes and local ordinances that, among other things, require that places of public accommodation, including both existing and newly constructed venues, be accessible to customers with disabilities. The ADA and DDA require that venues be constructed to permit persons with disabilities full use of a live entertainment venue. The ADA and DDA may also require that certain modifications be made to existing venues in order to make them accessible to customers and employees who are disabled. In order to comply with the ADA, DDA and other similar ordinances, we may face substantial capital expenditures in the future.

From time to time, governmental bodies have proposed legislation that could have an effect on our business. For example, some legislatures have proposed laws in the past that would impose potential liability on us and other promoters and producers of live music events for entertainment taxes and for incidents that occur at our events, particularly relating to drugs and alcohol.

In addition, we and our venues are subject to extensive environmental laws and regulations relating to the use, storage, disposal, emission and release of hazardous and non-hazardous substances, as well as zoning and noise level restrictions which may affect, among other things, the hours of operations of our venues.

Intellectual Property

We create, own and distribute intellectual property worldwide. It is our practice to protect our trademarks, brands, copyrights, patents and other original and acquired works, ancillary goods and services. Our trademarks include, among others, the word marks “Live Nation,” “House of Blues” and “The Fillmore,” as well as the Live Nation, House of Blues, and The Fillmore logos. We have registered our most significant trademarks in many foreign countries. We believe that our trademarks and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our services. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights.

Employees

As of December 31, 2008, we had approximately 4,700 full-time employees, including 3,300 domestic and 1,400 international employees, of which approximately 4,600 were employed in our operations departments and approximately 130 were employed in our corporate area.

Our staffing needs vary significantly throughout the year. Therefore, we also, from time to time, employ part-time and/or seasonal employees. As of December 31, 2008, we employed approximately 4,800 seasonal and/or part-time employees and during peak seasonal periods, particularly in the summer months, we have employed as many as 12,000 seasonal employees. The stagehands at some of our venues and other employees are subject to collective bargaining agreements. Our union agreements typically have a term of three years and thus regularly expire and require negotiation in the course of our business. We believe that we enjoy good relations with our employees and other unionized labor involved in our events, and there have been no significant work stoppages in the past three years. Upon the expiration of any of our collective bargaining agreements, however, we may be unable to renegotiate our collective bargaining agreements on terms favorable to us, and our business operations at one or more of our facilities may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating our collective bargaining agreements. In addition, our business operations at one or more of our facilities may also be interrupted as a result of labor disputes by outside unions attempting to unionize a venue even though we do not have unionized labor at that venue currently. A work stoppage at one or more of our owned and/or operated venues or at our produced and/or promoted events could have a material adverse effect on our business, results of operations and financial condition. We cannot predict the effect that new collective bargaining agreements will have on our expenses.

Executive Officers

Set forth below are the names, ages and current positions of our executive officers and other significant employees as of February 23, 2009.

Name	Age	Position
Michael Rapino	43	President and Chief Executive Officer and Director
Brian Capo	42	Chief Accounting Officer
Arthur Fogel	55	Chief Executive Officer—Global Touring and Chairman—Global Music
Jason Garner	36	Chief Executive Officer—Global Music
John Hopmans	50	Executive Vice President—Mergers and Acquisitions and Strategic Finance
Nathan Hubbard	33	Chief Executive Officer—Ticketing
Thomas Johansson	60	Chairman—International Music
Alan Ridgeway	42	Chief Executive Officer—International Music
Michael Rowles	43	General Counsel and Secretary
Ben Weeden	32	Chief Operating Officer—North American Music
Kathy Willard	42	Chief Financial Officer

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

Jason Garner is the Chief Executive Officer of our Global Music group and has served in this capacity since September 2008. Prior to that, Mr. Garner held various positions within our North American Music division including President and Chief Executive Officer.

John Hopmans is the Executive Vice President of Mergers and Acquisitions and Strategic Finance and has served in this capacity since April 2008. Previously, Mr. Hopmans served in several capacities at Scotia Capital including Managing Director, Industry Head, Private Equity Sponsor Coverage and as Managing Director, Industry Head, Diversified Industries since joining them in 1991.

Nathan Hubbard is the Chief Executive Officer of our Ticketing division and has served in this capacity since June 2008. From January 2008 to May 2008, Mr. Hubbard served as President of the Ticketing division. Prior to that, Mr. Hubbard was Chief Executive Officer of Musictoday.

Thomas Johansson is the Chairman of our International Music division and has served in this capacity since September 2004. Previously, Mr. Johansson served as the Chief Executive Officer of our subsidiary EMA Telstar Group, a company he founded in April 1969 and which our predecessor acquired in 1999.

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

Ben Weeden is the Chief Operating Officer of our North American Music division and has served in this capacity since October 2008. Mr. Weeden has worked in the North American Music division since 2005, most recently serving as Chief Financial Officer. Prior to joining the North American Music division, Mr. Weeden served as Director of European Touring of our predecessor from January 2003 to January 2005.

Kathy Willard is our Chief Financial Officer and has served in this capacity since September 2007. From September 2005 to August 2007, Ms. Willard was our Chief Accounting Officer. Prior to that, Ms. Willard served as Chief Financial Officer of our predecessor from December 2004 to September 2005. From January 2001 to December 2004 she served as Senior Vice President and Chief Accounting Officer of our predecessor.

Available Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission, or the SEC. You may read and copy any materials we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are also available to the public through the SEC’s website at www.sec.gov.

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

As of December 31, 2008, our total indebtedness for borrowed money, including our redeemable preferred stock, was approximately $925.7 million. Our available borrowing capacity under the revolving portion of our senior secured credit facility at that date was approximately $120.7 million, with sub-limits up to $235.0 million available for letters of credit. At December 31, 2008, outstanding letters of credit were approximately $42.3 million. We may incur substantial additional indebtedness in the future.

Our substantial indebtedness could have adverse consequences, including:

•	making it more difficult for us to satisfy our obligations;

•	increasing our vulnerability to adverse economic, regulatory and industry conditions;

•	limiting our ability to obtain additional financing for future working capital, capital expenditures, mergers and other purposes;

•	requiring us to dedicate a substantial portion of our cash flow from operations to fund payments on our debt, thereby reducing funds available for operations and other purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	making us more vulnerable to increases in interest rates;

•	placing us at a competitive disadvantage compared to our competitors that have less debt; and

•	having a material adverse effect on us if we fail to comply with the covenants in the instruments governing our debt and redeemable preferred stock.

To service our debt, redeemable preferred stock and lease obligations and to fund potential acquisitions, artist advances and capital expenditures, we will require a significant amount of cash, which depends on many factors beyond our control.

As of December 31, 2008, approximately $48.6 million of our total indebtedness (excluding interest) is due in 2009, $73.4 million is due in the aggregate for 2010 and 2011, $549.8 million is due in the aggregate for 2012 and 2013 and $253.9 million is due thereafter. See the table in Item  7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments—Firm Commitments.

Our redeemable preferred stock bears an annual dividend rate of 13%, or $5.2 million annually, and is subject to financial and other covenants substantially similar to the covenants applicable to our senior secured credit facility. If we exceed certain of these covenants, we will have to pay additional dividends. In addition, as of December 31, 2008, we had approximately $1.1 billion in operating lease agreements, of which approximately $77.9 million is due in 2009 and $72.4 million is due in 2010.

Our ability to service our debt, redeemable preferred stock and lease obligations and to fund potential acquisitions, artist advances and capital expenditures for venue construction, expansion or renovation will require a significant amount of cash, which depends on many factors beyond our control. Our ability to make payments on and to refinance our debt will also depend on our ability to generate cash in the future. This, to an extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flow or that future borrowings will be available to us in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. We cannot predict the impact to our ability to access additional capital in light of the current uncertainty in the credit market. If our future cash flow from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional equity capital or restructure or refinance all or a portion of our debt on or before maturity. We may be subject to limitations on the assets we can sell under the terms of the tax matters agreement with Clear Channel. In addition, the terms of our existing debt, including our senior secured credit facility, other future debt and our redeemable preferred stock may limit our ability to pursue any of these alternatives.

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

The agreement governing our senior secured credit facility, our redeemable preferred stock designations and certain of our other indebtedness impose restrictions on us that limit the discretion of management in operating our business and that, in turn, could impair our ability to meet our obligations under our debt.

The agreement governing our senior secured credit facility, our redeemable preferred stock designations and certain of our other indebtedness include restrictive covenants that, among other things, restrict our ability to:

•	incur additional debt or issue redeemable preferred stock;

•	pay dividends and make distributions;

•	make certain investments;

•	repurchase our stock and prepay certain indebtedness;

•	create liens;

•	enter into transactions with affiliates;

•	modify the nature of our business;

•	enter into sale-leaseback transactions;

•	transfer and sell material assets; and

•	merge or consolidate.

In addition, our senior secured credit facility and redeemable preferred stock designations include other restrictions, including requirements to maintain certain financial ratios. Our failure to comply with the terms and covenants in our indebtedness could lead to a default under the terms of the governing documents, which would entitle the lenders to accelerate the indebtedness and declare all amounts owed due and payable. If we default under any of the covenants applicable to our redeemable preferred stock, the holders of our redeemable preferred stock may be entitled to elect a director of one of our subsidiaries, and we will have to pay additional dividends.

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

We will rely on distributions and advances from our subsidiaries in order to meet our payment requirements under our obligations. If our subsidiaries are unable to pay dividends or otherwise make payments to us, we may not be able to make debt service payments on our obligations. We are a holding company and conduct substantially all of our operations through our subsidiaries. Our operating cash flows and consequently our ability to service our debt is therefore principally dependent upon our subsidiaries’ earnings and their distributions of those earnings to us and may also be dependent upon loans, advances or other payments of funds to us by those subsidiaries. Our subsidiaries are separate legal entities and may have no obligation, contingent or otherwise, to pay any amount due pursuant to our obligations or to make any funds available for that purpose. In addition, the ability of our subsidiaries to provide funds to us may be subject to restrictions under our senior secured credit facility and the outstanding redeemable preferred stock of our subsidiary and may be subject to the terms of such subsidiaries’ future indebtedness, as well as the availability of sufficient surplus funds under applicable law.

Any inability to fund the significant up-front cash requirements associated with our touring business could result in the loss of key tours.

In order to secure a tour, including global tours by major artists, we are often required to post a letter of credit or advance cash to the artist prior to the sale of any tickets for that tour. If we do not have sufficient cash on hand or capacity under our revolving credit facility to advance the necessary cash or post the required letter of credit, for any given tour we would not be able to promote that tour and our touring business would be negatively impacted.

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

The conversion rate of the notes is subject to adjustment only for certain specified events, including, but not limited to, the issuance of stock dividends on our common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness or assets, cash dividends and certain issuer tender or exchange offers. However, the conversion rate will not be adjusted for other events, such as an issuance of common stock for cash or acquisition, that may adversely affect the trading price of the notes or the common stock, or for a third-party tender offer. For example, the conversion rate will not be adjusted as a result of our pending merger with Ticketmaster.

Risks Relating to Our Business

Our live music business is highly sensitive to public tastes and dependent on our ability to secure popular artists and other live music events, and we may be unable to anticipate or respond to changes in consumer preferences, which may result in decreased demand for our services.

Our ability to generate revenue from our music operations is highly sensitive to rapidly changing public tastes and dependent on the availability of popular artists and events. Our success depends in part on our ability to anticipate the tastes of consumers and to offer events that appeal to them. Since we rely on unrelated parties to create and perform live music content, any unwillingness to tour or lack of availability of popular artists could limit our ability to generate revenue. In particular, there are a limited number of artists that can headline a major North American or global tour or who can sell out larger venues, including many of our amphitheaters. If those key artists do not continue to tour, or if we are unable to secure the rights to their future tours, then our business would be adversely affected.

In addition, we typically book our live music tours one to four months in advance of the beginning of the tour and often agree to pay an artist a fixed guaranteed amount prior to our receiving any operating income. Therefore, if the public is not receptive to the tour or we or a performer cancel the tour, we may incur a loss for the tour depending on the amount of the fixed guarantee or incurred costs relative to any revenue earned, as well as foregone revenue we could have earned at booked venues. We have cancellation insurance policies in place to cover a portion of our losses if a performer cancels a tour. Furthermore, consumer preferences change from time to time, and our failure to anticipate, identify or react to these changes could result in reduced demand for our services, which would adversely affect our operating results and profitability.

We have incurred net losses and may experience future net losses.

Our operating results from continuing operations have been adversely affected by, among other things, event profitability and overhead costs. We incurred net losses of approximately $320.2 million, $55.8 million and $54.9 million in 2008, 2007 and 2006, respectively. We may face reduced demand for our live music events and other factors that could adversely affect our results of operations in the future. We cannot predict whether we will achieve profitability in future periods.

Our operations are seasonal and our results of operations vary from quarter to quarter and year over year, so our financial performance in certain financial quarters or years may not be indicative of, or comparable to, our financial performance in subsequent financial quarters or years.

We believe our financial results and cash needs will vary greatly from quarter to quarter and year to year depending on, among other things, the timing of tours, tour cancellations, capital expenditures, seasonal and other fluctuations in our operating results, the timing of guaranteed payments and receipt of ticket sales, financing activities, acquisitions and investments and receivables management. Because our results may vary significantly from quarter to quarter and year to year, our financial results for one quarter or year cannot necessarily be compared to another quarter or year and may not be indicative of our future financial performance in subsequent quarters or years. Typically, we experience our lowest financial performance in the first and fourth quarters of the calendar year as our outdoor venues are primarily used, and our festivals primarily occur, during May through September. In addition, the timing of tours of top grossing acts can impact comparability of quarterly results year over year and potentially annual results.

The following table sets forth our operating income (loss) for the last eight fiscal quarters:

(in thousands)
Fiscal Quarter Ended	Operating income (loss)
March 31, 2007	$(64,397)
June 30, 2007	$36,468
September 30, 2007	$68,774
December 31, 2007	$(24,002)
March 31, 2008	$(70,338)
June 30, 2008	$27,834
September 30, 2008	$75,479
December 31, 2008	$(317,135)

We may be adversely affected by the current, or any future, general deterioration in economic conditions, which could affect consumer and corporate spending and, therefore, significantly adversely impact our operating results.

A decline in attendance at or reduction in the number of live music events may have an adverse effect on our revenue and operating income. In addition, during past economic slowdowns and recessions, many consumers reduced their discretionary spending and advertisers reduced their advertising expenditures. The impact of slowdowns on our business is difficult to predict, but they may result in reductions in ticket sales, sponsorship opportunities and our ability to generate revenue. The risks associated with our businesses may become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in attendance at live music events.

Our business depends on discretionary consumer and corporate spending. Many factors related to corporate spending and discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment, fuel prices, interest and tax rates and inflation can significantly impact our operating results. Business conditions, as well as various industry conditions, including corporate marketing and promotional spending and interest levels, can also significantly impact our operating results. These factors can affect attendance at our events, premium seats, sponsorship, advertising and hospitality spending, concession and souvenir sales, as well as the financial results of sponsors of our venues, events and the industry. Negative factors such as challenging economic conditions, public concerns over terrorism and security incidents, particularly when combined, can impact corporate and consumer spending, and one negative factor can impact our results more than another. There can be no assurance that consumer and corporate spending will not be adversely impacted by current economic conditions, or by any further or future deterioration in economic conditions, thereby possibly impacting our operating results and growth.

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

Our international operations accounted for approximately 36% of our revenue in 2008. The risks involved in foreign operations that could result in losses against which we are not insured include:

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

In addition, we may incur substantial tax liabilities if we repatriate any of the cash generated by our international operations back to the United States due to our current inability to recognize any foreign tax credits that would be associated with such repatriation. We could repatriate some of the cash generated by our international operations and to use certain of our substantial net operating losses to offset associated tax liabilities. We are not currently in a position to recognize any tax assets in the United States that are the result of payments of income or withholding taxes in foreign jurisdictions.

Exchange rates may cause fluctuations in our results of operations that are not related to our operations.

Because we own assets overseas and derive revenue from our international operations, we may incur currency translation losses or gains due to changes in the values of foreign currencies relative to the United States Dollar. We cannot predict the effect of exchange rate fluctuations upon future operating results. For the year ended December 31, 2008, our international operations accounted for approximately 36% of our revenue. Although we cannot predict the future relationship between the United States Dollar and the currencies used by our international businesses, principally the British Pound and the Euro, in 2008, 2007 and 2006, we experienced foreign exchange rate net gains of $2.3 million, $4.5 million and $3.2 million, respectively, for those periods, which had a positive effect on our operating income. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure about Market Risk.

We may enter into future acquisitions and long-term artist rights arrangements and take certain actions in connection with such transactions that could affect the price of our common stock.

As part of our growth strategy, we expect to review acquisition prospects that would offer growth opportunities, such as our pending merger with Ticketmaster discussed under “—Risks Relating to the Pending Merger with Ticketmaster.”

We also may enter into additional long-term arrangements with certain artists under which we would acquire the rights to certain music-related activities, including touring, merchandising, recording, online fan clubs, film/DVD and other rights. In the event of future acquisitions or artist rights arrangements, we could:

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

Our future growth rate depends in part on our selective acquisition of additional businesses. A significant portion of our growth has been attributable to acquisitions, including, among others, our acquisitions of HOB Entertainment, Inc., or HOB, Concert Productions International, or CPI, and an equity interest in Academy Music Holdings Limited, or AMG. We may be unable to identify other suitable targets for further acquisition or make further acquisitions at favorable prices. If we identify a suitable acquisition candidate, our ability to successfully implement the acquisition would depend on a variety of factors, including our ability to obtain financing on acceptable terms and requisite government approvals. Acquisitions involve risks, including those associated with:

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

In addition, restrictions contained in the tax matters agreement between us and Clear Channel, the credit agreement for the senior secured credit facility and the terms of our subsidiary’s redeemable preferred stock restrict our ability to make acquisitions.

There is the risk of personal injuries and accidents in connection with our live music events, which could subject us to personal injury or other claims and increase our expenses, as well as reduce attendance at our live music events, causing a decrease in our revenue.

There are inherent risks involved with producing live music events. As a result, personal injuries and accidents have, and may, occur from time to time, which could subject us to claims and liabilities for personal injuries. Incidents in connection with our live music events at any of our venues or venues that we rent could also result in claims, reducing operating income or reducing attendance at our events, causing a decrease in our revenue. We are currently subject to wrongful death claims, as well as other litigation. While we maintain insurance polices that provide coverage within limits that are sufficient, in management’s judgment, to protect us from material financial loss for personal injuries sustained by persons at our venues or accidents in the ordinary course of business, there can be no assurance that such insurance will be adequate at all times and in all circumstances.

The success of our ticketing operations depends, in part, on the integrity of our systems and infrastructures. System interruption and the lack of integration and redundancy in these systems and infrastructures may have an adverse impact on our business, financial condition and results of operations.

The success of our ticketing operations depends, in part, on our ability to maintain the integrity of our systems and infrastructures, including websites, information and related systems, call centers and distribution and fulfillment facilities. System interruption and the lack of integration and redundancy in the information systems and infrastructures of our ticketing operations may adversely affect our ability to operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. We may experience occasional system interruptions that make some or all systems or data unavailable or prevent us from efficiently providing services or fulfilling orders. We also rely on affiliate and third-party computer systems, broadband and other communications systems and service providers in connection with the provision of services generally, as well as to facilitate, process and fulfill transactions. Any interruptions, outages or delays in the systems and infrastructures of our business, our affiliates and/or third parties, or deterioration in the performance of these systems and infrastructures, could impair the ability of our business to provide services, fulfill orders and/or process transactions. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, acts of war or terrorism, acts of God and similar events or disruptions may damage or interrupt computer, broadband or other communications systems and infrastructures at any time. Any of these events could cause system interruption, delays and loss of critical data, and could prevent us from providing services, fulfilling orders and/or processing transactions. While we have backup systems for certain aspects of our operations, these systems are not fully redundant and disaster recovery planning is not sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. If any of these adverse events were to occur, it could adversely affect our business, financial condition and results of operations.

The processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.

In the processing of consumer transactions, we receive, transmit and store a large volume of personally identifiable information and other user data. The sharing, use, disclosure and protection of this information are governed by the respective privacy and data security policies maintained by our business. Moreover, there are federal, state and international laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. We could be adversely affected if legislation or regulations are expanded to require changes in business practices or privacy policies, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations.

We may also become exposed to potential liabilities as a result of differing views on the privacy of the consumer and other user data collected by our business. The failure of us and/or the various third-party vendors and service providers with which we do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage the reputation of our business, discourage potential users from trying the products and services that we offer and/or result in fines and/or proceedings by governmental agencies and/or consumers, one or all of which could adversely affect our business, financial condition and results of operations.

Costs associated with, and our ability to obtain, adequate insurance could adversely affect our profitability and financial condition.

Heightened concerns and challenges regarding property, casualty, liability, business interruption and other insurance coverage have resulted from terrorist and related security incidents. As a result, we may experience increased difficulty obtaining high policy limits of coverage at reasonable costs, including coverage for acts of terrorism. We have a material investment in property and equipment at each of our venues, which are generally located near major cities and which hold events typically attended by a large number of fans. At December 31, 2008, we had property and equipment with a net book value of approximately $887.7 million.

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

In addition, we enter into various agreements with artists from time to time, including long-term artist rights arrangements. The profitability of those arrangements depends upon those artists’ willingness and ability to continue performing, and we may not be able to obtain sufficient insurance coverage at reasonable costs to adequately protect us against the death, disability or other failure of such artists to continue engaging in revenue-generating activities under those agreements.

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

Our live music venue operations are subject to federal, state and local laws, both domestically and internationally, governing matters such as construction, renovation and operation of our venues, as well as:

•	licensing and permitting;

•	human health, safety and sanitation requirements;

•	requirements with respect to the service of food and alcoholic beverages;

•	working conditions, labor, minimum wage and hour, citizenship and employment laws;

•	compliance with the ADA and the DDA;

•	sales and other taxes and withholding of taxes;

•	privacy requirements related to ticketing;

•	historic landmark rules; and

•	environmental protection laws.

We cannot predict the extent to which any future laws or regulations will impact our operations. The regulations relating to our food and support service in our venues are many and complex. Although we generally contract with a third-party vendor for these services at our owned and/or operated venues, we cannot assure you that we or our third-party vendors are in full compliance with all applicable laws and regulations at all times or that we or our third-party vendors will be able to comply with any future laws and regulations or that we will not be held liable for violations by third-party vendors. Furthermore, additional or amended regulations in this area may significantly increase the cost of compliance.

We also serve alcoholic beverages at many of our venues during live music events and must comply with applicable licensing laws, as well as state and local service laws, commonly called dram shop statutes. Dram shop statutes generally prohibit serving alcoholic beverages to certain persons such as an individual who is intoxicated or a minor. If we violate dram shop laws, we may be liable to third parties for the acts of the customer. Although we generally hire outside vendors to provide these services at our operated venues and regularly sponsor training programs designed to minimize the likelihood of such a situation, we cannot guarantee that intoxicated or minor customers will not be served or that liability for their acts will not be imposed on us. We cannot assure you that additional regulation in this area would not limit our activities in the future or significantly increase the cost of regulatory compliance. We must also obtain and comply with the terms of licenses in order to sell alcoholic beverages in the states in which we serve alcoholic beverages.

From time to time, governmental bodies have proposed legislation that could have an effect on our business. For example, some legislatures have proposed laws in the past that would impose potential liability on us and other promoters and producers of live music events for entertainment taxes and for incidents that occur at our events, particularly relating to drugs and alcohol.

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

We face intense competition in the live music industry, and we may not be able to maintain or increase our current revenue, which could adversely affect our financial performance.

Our business segments are in highly competitive industries, and we may not be able to maintain or increase our current live music revenue. We compete in the live music industry, and within this industry we compete with other venues to book performers, and, in the markets in which we promote music concerts, we face competition from other promoters and venue operators. Our competitors also compete with us for key employees who have relationships with popular music artists that have a history of being able to book such artists for concerts and tours. These competitors may engage in more extensive development efforts, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential artists. Our competitors may develop services, advertising options or music venues that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. It is possible that new competitors may emerge and rapidly acquire significant market share. Other variables that could adversely affect our financial performance by, among other things, leading to decreases in overall revenue, the numbers of advertising customers, event attendance, ticket prices or profit margins include:

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

We believe that barriers to entry into the live music promotion business are low and that certain local promoters are increasingly expanding the geographic scope of their operations.

We depend upon unionized labor for the provision of some of our services and any work stoppages or labor disturbances could disrupt our business.

The stagehands at some of our venues and other employees are subject to collective bargaining agreements. Our union agreements typically have a term of three years and thus regularly expire and require negotiation in the course of our business. Upon the expiration of any of our collective bargaining agreements, however, we may be unable to negotiate new collective bargaining agreements on terms favorable to us, and our business operations may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating our collective bargaining agreements. In addition, our business operations at one or more of our facilities may also be interrupted as a result of labor disputes by outside unions attempting to unionize a venue even though we do not have unionized labor at that venue currently. A work stoppage at one or more of our owned and/or operated venues or at our produced and/or promoted events could have a material adverse effect on our business, results of operations and financial condition. We cannot predict the effect that new collective bargaining agreements will have on our expenses.

We are dependent upon our ability to lease, acquire and develop live music venues, and if we are unable to do so on acceptable terms, or at all, our results of operations could be adversely affected.

We require access to venues to generate revenue from live music events. For these events, we use venues that we own, but we also operate a number of our live music venues under various agreements which include leases with third parties or equity or booking agreements, which are agreements where we contract to book the events at a venue for a specific period of time. Our long-term success in the live music business will depend in part on the availability of venues, our ability to lease these venues and our ability to enter into booking agreements upon their expiration. As many of these agreements are with third parties over whom we have little or no control, we may be unable to renew these agreements or enter into new agreements on acceptable terms or at all, and may be unable to obtain favorable agreements with venues. Our ability to renew these agreements or obtain new agreements on favorable terms depends on a number of other factors, many of which are also beyond our control, such as national and local business conditions and competition from other promoters. If the cost of renewing these agreements is too high or the terms of any new agreement with a new venue are unacceptable or incompatible with our existing operations, we may decide to forego these opportunities. There can be no assurance that we will be able to renew these agreements on acceptable terms or at all, or that we will be able to obtain attractive agreements with substitute venues, which could have a material adverse effect on our results of operations.

We plan to continue to expand our operations through the development of live music venues and the expansion of existing live music venues, which poses a number of risks, including:

•	construction of live music venues may result in cost overruns, delays or unanticipated expenses;

•	desirable sites for live music venues may be unavailable or costly; and

•	the attractiveness of our venue locations may deteriorate over time.

Additionally, the market potential of live music venues sites cannot be precisely determined, and our live music venues may face competition in markets from unexpected sources. Newly constructed live music venues may not perform up to our expectations. We face significant competition for potential live music venue locations and for opportunities to acquire existing live music venues. Because of this competition, we may be unable to add to or maintain the number of our live music venues on terms we consider acceptable.

Our revenues depend in part on the promotional success of our marketing campaigns, and there can be no assurance that such advertising, promotional and other marketing campaigns will be successful or will generate revenue or profits.

Similar to many companies, we spend significant amounts on advertising, promotional and other marketing campaigns for our live music events and other business activities. Such marketing activities include, among others, promotion of ticket sales, premium seat sales, hospitality and other services for our events and venues and advertising associated with our distribution of related souvenir merchandise and apparel. During 2008, we spent approximately 4.5% of our revenue on marketing, including advertising, and there can be no assurance that such advertising, promotional and other marketing campaigns will be successful or will generate revenue or profits.

Poor weather adversely affects attendance at our live music events, which could negatively impact our financial performance from period to period.

We promote many live music events. Weather conditions surrounding these events affect sales of tickets, concessions and souvenirs, among other things. Poor weather conditions can have a material effect on our results of operations particularly because we promote a finite number of events. Due to weather conditions, we may be required to reschedule an event to another available day or a different venue, which would increase our costs for the event and could negatively impact the attendance at the event, as well as food, beverage and merchandise sales. Poor weather can affect current periods as well as successive events in future periods. If we are unable to reschedule events due to poor weather, we are forced to refund the tickets for those events.

We may be adversely affected by the occurrence of extraordinary events, such as terrorist attacks.

The occurrence and threat of extraordinary events, such as terrorist attacks, intentional or unintentional mass-casualty incidents, natural disasters or similar events, may substantially decrease the use of and demand for our services and the attendance at live music events, which may decrease our revenue or expose us to substantial liability. The terrorism and security incidents in the past, military actions in Iraq and other locations, and periodic elevated terrorism alerts have raised numerous challenging operating factors, including public concerns regarding air travel, military actions and additional national or local catastrophic incidents, causing a nationwide disruption of commercial and leisure activities.

Following past terrorism actions, some artists refused to travel or book tours, which adversely affected our music business. The occurrence or threat of future terrorist attacks, military actions by the United States, contagious disease outbreaks, natural disasters such as earthquakes and severe floods or similar events cannot be predicted, and their occurrence can be expected to negatively affect the economies of the United States and other foreign countries where we do business.

Risks Relating to Our Common Stock

We cannot predict the prices at which our common stock may trade.

Our stock price has fluctuated between $2.73 and $25.63 since the spin-off in December 2005. The market price of our common stock may continue to fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

•	our quarterly or annual earnings, or those of other companies in our industry;

•	actual or anticipated fluctuations in our operating results due to the seasonality of our business and other factors related to our business;

•	our loss or inability to obtain significant popular artists;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	announcements by us or our competitors of significant contracts or acquisitions;

•	the publication by securities analysts of financial estimates or reports about our business;

•	changes by securities analysts of earnings estimates or reports, or our inability to meet those estimates or achieve any goals described in those reports;

•	the disclosure of facts about our business that may differ from those assumed by securities analysts in preparing their estimates or reports about our company;

•	the operating and stock price performance of other comparable companies;

•	overall market fluctuations; and

•	general economic conditions.

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

Our corporate governance documents, rights agreement and Delaware law may delay or prevent an acquisition of us that stockholders may consider favorable, which could decrease the value of our common stock.

Our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions include restrictions on the ability of our stockholders to remove directors and supermajority voting requirements for stockholders to amend our organizational documents, a classified board of directors and limitations on action by our stockholders by written consent. Two of our ten directors are also directors of Clear Channel. In addition, our board of directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Delaware law, for instance, also imposes some restrictions on mergers and other business combinations between any holder of 15% or more of our outstanding common stock and us. Although we believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics and thereby provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some stockholders.

Our amended and restated certificate of incorporation provides that, subject to any written agreement to the contrary, which agreement does not currently exist, Clear Channel will have no duty to refrain from engaging in the same or similar business activities or lines of business as us or doing business with any of our customers or vendors or employing or otherwise engaging or soliciting any of our officers, directors or employees. Our amended and restated certificate of incorporation provides that if Clear Channel acquires knowledge of a potential transaction or matter which may be a corporate opportunity for both us and Clear Channel, we will generally renounce our interest in the corporate opportunity. Our amended and restated certificate of incorporation renounces any interest or expectancy in such corporate opportunity that will belong to Clear Channel. Clear Channel will, to the fullest extent permitted by law, have satisfied its fiduciary duty with respect to such a corporate opportunity and will not be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that it acquires or seeks the corporate opportunity for itself, directs that corporate opportunity to another person or does not present that corporate opportunity to us. These provisions could make an acquisition of us less advantageous to a third party.

Our obligation to indemnify, under certain circumstances, Clear Channel and its affiliates pursuant to the tax matters agreement against tax-related liabilities, if any, caused by the failure of the spin-off to qualify as a tax-free transaction under Section 355 of the Code (including as a result of Section 355(e) of the Code) could deter a change of control of us.

We have also adopted a stockholder rights plan intended to deter hostile or coercive attempts to acquire us. Under the plan, if any person or group acquires, or begins a tender or exchange offer that could result in such person acquiring, 15% or more of our common stock, and in the case of certain Schedule 13G filers, 20% or more of our common stock, without approval of our board of directors under specified circumstances, our other stockholders have the right to purchase shares of our common stock, or shares of the acquiring company, at a substantial discount to the public market price. Therefore, the plan makes an acquisition much more costly to a potential acquirer.

In addition, the terms of our senior secured credit facility provide that the lenders can require us to repay all outstanding indebtedness upon a change of control, and the redeemable preferred stock requires one of our subsidiaries to offer to repurchase the redeemable preferred stock at 101% of the liquidation preference upon a change of control. These provisions make an acquisition more costly to a potential acquirer. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Redeemable Preferred Stock.

We have no plans to pay dividends on our common stock, which could affect its market price.

We currently intend to retain any future earnings to finance the growth, development and expansion of our business. Accordingly, we do not intend to declare or pay any dividends on our common stock for the foreseeable future. The declaration, payment and amount of future dividends, if any, will be at the sole discretion of our board of directors after taking into account various factors, including our financial condition, results of operations, cash flow from operations, current and anticipated capital requirements and expansion plans, the income tax laws then in effect and the requirements of Delaware law. In addition, our redeemable preferred stock and the agreement governing our senior secured credit facility include restrictions on our ability to pay cash dividends without meeting certain financial ratios and obtaining the consent of the lenders. Accordingly, holders of common stock will not receive cash payments on their investment and the market price may be adversely affected.

Future sales or other issuances of our common stock could adversely affect its market price.

We have a large number of shares of common stock outstanding and available for resale beginning at various points in time in the future. Sales of a substantial number of shares of our common stock in the public market, or the possibility that these sales may occur, could cause the market price for our common stock to decline. As of December 31, 2008, there were 78.0 million shares of our common stock outstanding, excluding treasury shares, 907,000 shares of common stock issuable from currently exercisable options at a weighted average exercise price of $17.81 per share and a warrant to purchase 500,000 shares of common stock at an exercise price of $13.73.

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

Risks Relating to Our Separation from Clear Channel

The Separation could result in significant tax liability to our initial public stockholders.

Clear Channel received a private letter ruling from the Internal Revenue Service substantially to the effect that the distribution of our common stock to its stockholders qualifies as a tax-free distribution for United States federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. Although a private letter ruling from the Internal Revenue Service generally is binding on the Internal Revenue Service, if the factual representations or assumptions made in the letter ruling request are untrue or incomplete in any material respect, we will not be able to rely on the ruling.

Furthermore, the Internal Revenue Service will not rule on whether a distribution satisfies certain requirements necessary to obtain tax-free treatment under Section 355 of the Code. Rather, the ruling is based upon representations by Clear Channel that these conditions have been satisfied, and any inaccuracy in such representations could invalidate the ruling. Therefore, in addition to obtaining the ruling from the Internal Revenue Service, Clear Channel made it a condition to the Separation that Clear Channel obtain a legal opinion that the Distribution will qualify as a tax-free distribution for United States federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. The opinion relies on the ruling as to matters covered by the ruling. In addition, the opinion is based on, among other things, certain assumptions and representations as to factual matters made by Clear Channel and us, which if incorrect or inaccurate in any material respect would jeopardize the conclusions reached by counsel in its opinion. The opinion is not binding on the Internal Revenue Service or the courts, and the Internal Revenue Service or the courts may not agree with the opinion.

Notwithstanding receipt by Clear Channel of the ruling and opinion of counsel, the Internal Revenue Service could assert that the Distribution does not qualify for tax-free treatment for United States federal income tax purposes. If the Internal Revenue Service were successful in taking this position, our initial public stockholders could be subject to significant United States federal income tax liability. In general, our initial public stockholders could be subject to tax as if they had received a taxable distribution equal to the fair market value of our common stock that was distributed to them.

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

Although such corporate-level taxes, if any, resulting from a taxable distribution generally would be imposed on Clear Channel, we have agreed in the tax matters agreement to indemnify Clear Channel and its affiliates against tax-related liabilities, if any, caused by the failure of the Separation to qualify as a tax-free transaction under Section 355 of the Code (including as a result of Section 355(e) of the Code) if the failure to so qualify is attributable to actions, events or transactions relating to our stock, assets or business, or a breach of the relevant representations or covenants made by us in the tax matters agreement. If the failure of the Separation to qualify under Section 355 of the Code is for any reason for which neither we nor Clear Channel is responsible, we and Clear Channel have agreed in the tax matters agreement that we will each be responsible for 50% of the tax-related liabilities arising from the failure to so qualify. Clear Channel reported a $2.4 billion capital loss as a result of the Separation. See Item 8. Financial Statements and Supplementary Data—Note 12 Related-Party Transactions—Relationship with Clear Channel for a more detailed discussion of the tax matters agreement between Clear Channel and us.

We could be liable for income taxes owed by Clear Channel.

Each member of the Clear Channel consolidated group, which includes Clear Channel, our company and our subsidiaries through December 21, 2005, and Clear Channel’s other subsidiaries, is jointly and severally liable for the United States federal income tax liability of each other member of the consolidated group. Consequently, we could be liable in the event any such liability is incurred, and not discharged, by any other member of the Clear Channel consolidated group. Disputes or assessments could arise during future audits by the Internal Revenue Service in amounts that we cannot quantify. In addition, Clear Channel has recognized a capital loss for United States federal income tax purposes in connection with the Separation. If Clear Channel is unable to deduct such capital loss for United States federal income tax purposes as a result of any action we take following the Separation or our breach of a relevant representation or covenant made by us in the tax matters agreement, we have agreed in the tax matters agreement to indemnify Clear Channel for the lost tax benefits that Clear Channel would have otherwise realized if it were able to deduct this loss. See Item 8. Financial Statements and Supplementary Data—Note 12 Related-Party Transactions—Relationship with Clear Channel.

Risks Relating to the Pending Merger with Ticketmaster

Failure to complete the Merger with Ticketmaster may negatively impact our stock price and financial results.

The merger is subject to a number of closing conditions, and there is no assurance that the conditions to the completion of the merger will be satisfied. The pendency of the merger may cause a disruption to our business and a distraction of our management and employees from day-to-day operations, as matters related to the merger may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to us. If the merger is not completed, we will be subject to several risks, including (1) the current market price of our common stock may reflect a market assumption that the merger will occur and a failure to complete the merger could result in a negative perception of us by the stock market and a resulting decline in the market price of our common stock; (2) we may be required to pay Ticketmaster a termination fee of $15 million, in addition to the reimbursement of certain Ticketmaster transaction expenses, if the merger agreement is terminated under certain circumstances; and (3) we would not realize any of the anticipated benefits of having completed the merger. If the merger is not completed, these risks may materialize and materially adversely affect our business, financial results, financial condition and stock price.

The anticipated benefits of the Merger may not be realized fully, or realized at all, or may take longer to realize than expected.

The merger involves the integration of two companies that have previously operated independently with principal offices in two distinct locations. Due to legal restrictions, we have conducted only limited planning regarding the integration of the two companies. The combined company will be required to devote significant management attention and resources to integrating the two companies. Delays in this process could adversely affect the combined company’s business, financial results, financial condition and stock price. Even if we are able to integrate our business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible from this integration or that these benefits will be achieved within a reasonable period of time.

The trading price of shares of our common stock after the Merger may be affected by factors different from those affecting the price of shares of our common stock before the Merger.

If we complete the merger, holders of Ticketmaster common stock will become holders of a majority of our common stock. In addition, our business and results of operations will increase and change as a result of the combination of the two companies. The results of our operations, as well as the trading price of our common stock, after the merger may be affected by factors different from those currently affecting our results of operations and the trading price of our common stock, including the risks faced by Ticketmaster’s business. Additional disclosure regarding our pending merger with Ticketmaster, the pro forma financial impact of the merger and other related matters will be set forth in a proxy statement to be filed with the SEC in connection with the merger.

The Merger will result in changes to our board and management that may affect our strategy.

If we complete the merger, the composition of our board of directors and management team will change in accordance with the merger agreement, as seven new members from Ticketmaster will be appointed to our board. In addition, we will have a new Executive Chairman. This new board and management may affect the business strategy and operating decisions of the combined company upon completion of the merger.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2008, we own, operate or lease 85 entertainment venues and 46 other facilities, including office leases, throughout North America and 39 entertainment venues and 35 other facilities internationally. We believe our venues and facilities are generally well-maintained and in good operating condition and have adequate capacity to meet our current business needs. We have a five-year lease ending June 30, 2010 for our corporate headquarters in Beverly Hills, California, used primarily by our executive and domestic operations management staff. We also have a nine-year lease ending September 29, 2016, for office space in London, England, used primarily by our international operations management staff.

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

We are a defendant in twenty-two putative class actions filed by different named plaintiffs in various U.S. District Courts throughout the country. The claims made in these actions are substantially similar to the claims made in the Heerwagen action described above, except that the geographic markets alleged are regional, statewide or more local in nature, and the members of the putative classes are limited to individuals who purchased tickets to concerts in the relevant geographic markets alleged. The plaintiffs seek unspecified compensatory, punitive and treble damages, declaratory and injunctive relief and costs of suit, including attorneys’ fees. We have filed our answers in some of these actions, and we have denied liability. On December 5, 2005, we filed a motion before the Judicial Panel on Multidistrict Litigation to transfer these actions and any similar ones commenced in the future to a single federal district court for coordinated pre-trial proceedings. On April 17, 2006, the Panel granted our motion and ordered the consolidation and transfer of the actions to the U.S. District Court for the Central District of California. On June 4, 2007, the Court conducted a hearing on the plaintiffs’ motion for class certification. On June 25, 2007, the Court entered an order to stay all proceedings in the case pending the Court’s ruling on the plaintiffs’ motion for class certification. On October 22, 2007, the Court ruled in the plaintiffs’ favor, granting the plaintiffs’ motion for class certification and certifying a class in the Chicago, New England, New York/New Jersey, Colorado and Southern California regional markets. On November 5, 2007, we filed a Petition for Permission to Appeal from Order Granting Class Certification with the U.S. District Court of Appeals for the Ninth Circuit. At a status conference conducted on November 5, 2007, the U.S. District Court extended its stay of all proceedings pending further developments in the U.S. Court of Appeals for the Ninth Circuit. On February 15, 2008, the U.S. Court of Appeals for the Ninth Circuit issued an order denying our Petition for Permission to Appeal. On February 20, 2008, we filed a Motion with the U.S. District Court for Reconsideration of its October 22, 2007 order granting the plaintiffs’ motion for class certification. On March 6, 2008, the U.S. District Court entered an order approving a stipulated continuance and stay of all proceedings pending further developments in the U.S. Court of Appeals for the Ninth Circuit. A ruling by the U.S. District Court on the Company’s Motion for Reconsideration of the October 22, 2007 class certification order is pending. We intend to vigorously defend all claims in all of the actions.

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

Our common stock was listed on the New York Stock Exchange under the symbol “LYV” on December 21, 2005. There were 3,434 stockholders of record as of February 23, 2009. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table presents the high and low sales prices of the common stock on the New York Stock Exchange during the calendar quarter indicated.

	Common Stock Market Price
	High	Low
2007
First Quarter	$25.63	$21.07
Second Quarter	$24.09	$18.75
Third Quarter	$23.27	$16.85
Fourth Quarter	$24.03	$12.50
2008
First Quarter	$15.04	$9.26
Second Quarter	$16.15	$10.23
Third Quarter	$18.75	$9.60
Fourth Quarter	$16.75	$2.73

Dividend Policy

Since the Separation and through December 31, 2008, we have not declared or paid any dividends. We presently intend to retain future earnings, if any, to finance the expansion of our business. Therefore, we do not expect to pay any cash dividends in the foreseeable future. Moreover, the terms of our senior secured credit facility and the designations of our preferred stock limit the amount of funds which we will have available to declare and distribute as dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of our board of directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, plans for expansion and contractual restrictions with respect to the payment of dividends.

Issuer Purchases of Equity Securities

The following table sets forth certain information about the shares of our common stock we repurchased during the three months ended December 31, 2008.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 – October 31	—	$—	—	$—
November 1 – November 30	—	$—	—	$—
December 1 – December 31	1,556,386	$16.06	—	$—

	1,556,386	$16.06	—	$—

ITEM 6. SELECTED FINANCIAL DATA

(in thousands, except per share data)	2008	2007	2006	2005	2004
Results of Operations Data:
Revenue	$4,166,838	$3,755,470	$3,294,471	$2,571,883	$2,461,363
Operating Expenses:
Direct operating expenses	3,324,672	3,003,610	2,678,869	2,026,881	1,936,527
Selling, general and administrative expenses	655,351	592,983	468,970	440,595	398,143
Depreciation and amortization	147,467	116,834	123,628	59,577	58,745
Goodwill impairment	269,902	—	—	—	—
Loss (gain) on sale of operating assets	1,108	(20,654)	(9,987)	4,993	6,409
Corporate expenses	52,498	45,854	33,863	50,715	31,386

Operating income (loss)	(284,160)	16,843	(872)	(10,878)	30,153
Interest expense	63,023	61,753	37,194	5,961	3,090
Interest expense with Clear Channel Communications	—	—	—	46,437	42,355
Interest income	(10,192)	(13,476)	(11,025)	(1,461)	(2,499)
Equity in (earnings) losses of nonconsolidated affiliates	(2,264)	5,058	(1,716)	3,437	(1,106)
Minority interest expense	1,426	6,160	11,449	4,968	2,768
Other expense (income)—net	(28)	(147)	(489)	222	1,417

Loss from continuing operations before income taxes	(336,125)	(42,505)	(36,285)	(70,442)	(15,872)
Income tax expense (benefit):
Current	(24,057)	5,625	8,268	(53,543)	(68,032)
Deferred	8,132	7,649	10,334	87,776	54,411

Loss from continuing operations	(320,200)	(55,779)	(54,887)	(104,675)	(2,251)
Income (loss) from discontinued operations, net of taxes	88,435	43,843	23,445	(25,944)	18,511

Net income (loss)	$(231,765)	$(11,936)	$(31,442)	$(130,619)	$16,260

Basic and diluted income (loss) per common share:
Loss from continuing operations	$(4.20)	$(0.81)	$(0.85)	$(1.57)
Income (loss) from discontinued operations	1.16	0.64	0.37	(0.39)

Net loss	$(3.04)	$(0.17)	$(0.48)	$(1.96)

Cash dividends per share	$—	$—	$—	$—

	As of December 31, (1) (2)
(in thousands)	2008	2007	2006	2005	2004
Balance Sheet Data:
Total assets	$2,478,657	$2,752,103	$2,225,002	$1,776,584	$1,478,706
Long-term debt, including current maturities	$885,713	$822,606	$639,146	$366,841	$650,675
Redeemable preferred stock	$40,000	$40,000	$40,000	$40,000	$—
Business/Stockholders’ equity	$622,262	$867,066	$638,662	$636,700	$156,976

(1)	Acquisitions and dispositions significantly impact the comparability of the historical consolidated financial data reflected in this schedule of Selected Financial Data.
(2)	Prior to the Separation, the combined financial statements include amounts that are comprised of businesses included in the consolidated financial statements and accounting records of Clear Channel, using the historical bases of assets and liabilities of the entertainment business. As a result of the Separation, we recognized the par value and additional paid-in capital in connection with the issuance of our common stock in exchange for the net assets contributed at that time.

The Selected Financial Data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with the audited consolidated financial statements and notes to the financial statements included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed under Item 1A. Risk Factors and other sections in this Annual Report.

Executive Overview

Our mission is to maximize the revenue generated by the live concert experience driven by serving three clients—artists, fans and sponsors. During 2008 we continued to execute on our strategy to improve and build our core business and to divest of non-core operations. The highlights for each of our segments for 2008 were:

North American Music

•

For the year ended December 31, 2008, we increased our profitability per event in our owned and/or operated amphitheaters. This improvement was achieved via our continued strategy to optimize cost efficiencies at the event by decreasing the operating cost per attendee and talent cost. Our marketing strategy drove an increase in our live music attendance in North America by 3.8 million to 31.8 million total attendees at our promoted events, a 14% increase over the prior year, while also reducing the marketing cost per attendee.

•	We promoted 10,291 events, including 912 events in our owned and/or operated amphitheaters, as compared to 10,251 events in 2007.

•

Across all our owned and/or operated venues and third-party venues for the year ended December 31, 2008, we increased our profitability per event. This increase was driven by extending the cost-efficiency strategy utilized in our amphitheaters to all venue types, generating a decrease in the operating cost per attendee and also the marketing cost per attendee. We also increased our ancillary revenue per attendee and increased paid attendance which complemented our cost efficiencies as we increased profitability across all venue types.

•	We entered into a new partnership through a joint venture relationship in Live Nation—Haymon Ventures, LLC to extend our reach in the urban music genre.

•

We also entered into an exclusive booking arrangement with Ocesa and T4F covering Mexico, Central America and South America. This arrangement will drive immediate increases in revenue in a region where we currently have a limited presence.

•

Our North American Music venue portfolio was expanded during 2008 through the addition of the House of Blues club in Houston which opened in October 2008, the opening of the Hollywood Palladium in October 2008 and the addition of two venues in Florida through the acquisition of Fantasma in May 2008. Subsequent to year-end, in February 2009 we opened our new House of Blues club in Boston.

International Music

•

For the year ended December 31, 2008, our number of promoted events increased by 1,309 to a total of 4,203 events, a 45% increase over the prior year. This increase was partially driven by acquisitions and by exhibition-type events that we promoted that are generally over an extended period of time. In addition, our attendance increased by over 1.5 million fans over the prior year.

•

We continued to expand our portfolio of international festivals with the acquisition of Way Out West in Sweden, T in the Park in Scotland and Main Square Festival in France along with the creation of Where the Action Is in Sweden. We also successfully grew our ancillary revenue per attendee related to food and beverage at our existing festivals.

•

We added to our international venue portfolio in 2008 through the redevelopment and reopening of the O2 Dublin, formerly known as The Point, in Ireland. The redevelopment increased the capacity of this venue from 8,500 to 13,000. We also acquired the operating company that manages and holds the lease for the Heineken Music Hall, a 5,500 seat venue located in Amsterdam. In addition, we further expanded the AMG venue group with openings in Sheffield and Leeds, England.

•

We expanded our international footprint through acquisitions of Mirage in Dubai and DF Concerts in Scotland, including the addition of the T in the Park festival. Our previous acquisitions in Central Europe exhibited particularly strong growth in the year as a result of more selective talent buying and a focus on developing sponsorship revenue streams.

•	We were also successful in creating new partnerships with Telefonica O2 for long-term naming rights sponsorships for The Point in Ireland and the AMG venues in the United Kingdom.

•

In addition to driving an increase in our food and beverage revenue at our festivals as noted above, our focus on improving our core business also resulted in a reduction in our advertising spend per attendee.

Artist Nation

•	Global tours for 2008 included Madonna and The Police. Madonna’s 2008 Sticky and Sweet tour was the largest tour ever for a female touring artist in terms of revenue.

•	During 2008, we provided artist services to over 848 artists. These services included fan club and website management, merchandise distribution and licensing and creative services.

•

We entered into extended-term rights relationships with several artists including Jay-Z, Shakira, Nickelback and U2. These agreements allow us to provide content to our venues and promotion activities over a longer time period and expand the relationship with the artist past the individual concert date.

Ticketing

•

This segment includes our internal ticketing operations and Live Nation’s domestic website, www.livenation.com. The majority of our revenue in this segment is derived from service charges earned on tickets sold through our internal centralized ticketing operations and sponsorships related to this business.

•

In December 2008, we launched our new ticketing platform to sell tickets to events at our owned and/or operated venues in North America. Through this ticketing system, we now will have control of our customer data and be able to create enhanced ticket-based concert products. We believe this will also allow us to capitalize on new distribution channels and expand our sponsorship opportunities.

•

We have entered into agreements with, or granted options to, several third-party venues to sell their event tickets through our ticketing platform, including many of the North American facilities controlled by SMG, the world’s leading venue management company.

•	We added several software enhancements to www.livenation.com during 2008, including FAST LANETM which allows fans to enter events on a priority basis if they buy their tickets through our website.

Other Information

•

As of December 31, 2008, we have 840 local, national and international corporate sponsors. As part of our strategy to drive larger corporate sponsors, we reduced the overall number of sponsors by 9% from

2007. National sponsors include BlackBerry, Burger King and State Farm. Internationally, the success of this strategy is demonstrated by our multi-asset/multi-platform, five-year agreement with O2.

•

We completed the divestiture of several non-core businesses during the year, including our North American theatrical business in January 2008, our motor sports business in September 2008 and our events business in October 2008.

Our Separation from Clear Channel

We were formed through acquisitions of various entertainment businesses and assets by our predecessors. In August 2000, Clear Channel acquired our entertainment business. In August 2005, we were incorporated in our current form as a Delaware corporation to own substantially all of the entertainment business of Clear Channel. In December 2005, the separation of the business previously conducted by Clear Channel’s live entertainment segment and sports representation business, and the distribution by Clear Channel of all of our common stock to its stockholders, was completed in a tax free spin-off. Following our separation from Clear Channel, we became a separate publicly traded company on the New York Stock Exchange trading under the symbol “LYV”.

Basis of Presentation

As a result of the Separation, we recognized the par value and additional paid-in capital in connection with the issuance of our common stock in exchange for the net assets contributed at that time, and we began accumulating retained deficits and currency translation adjustments upon completion of the Separation. Beginning on December 21, 2005, our consolidated financial statements include all accounts of Live Nation and our majority-owned subsidiaries and variable interest entities for which we are the primary beneficiary.

Segment Overview

Our reportable segments are North American Music, International Music, Artist Nation (previously known as Global Artists), and Ticketing (previously known as Global Digital). In addition, we have United Kingdom theatrical venue operations (previously included in Global Theater) and other businesses which are included under other operations. Prior to 2008, we reported a Global Theater segment which has been eliminated after the divestiture of substantially all of the our North American theatrical business in January 2008. The segment results for all periods presented have been reclassified to conform to the current year presentation.

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

To judge the health of our North American Music segment, we primarily monitor the number of confirmed events in our network of owned and/or operated and third-party venues, talent fees, average paid attendance and advance ticket sales. In addition, at our owned and/or operated venues, we monitor attendance, ancillary (e.g., food and beverage) revenue per attendee, premium seat sales and corporate sponsorship sales.

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

To judge the health of our International Music segment, we primarily monitor the number of confirmed events in our network of owned and/or operated and third-party venues, talent fees, festival profits, average paid attendance and advance ticket sales. In addition, at our owned and/or operated venues, we monitor attendance and ancillary revenue per attendee. Because this business is conducted in foreign markets, we look at the operating results from our foreign operations on a constant dollar basis.

Artist Nation

Our Artist Nation segment principally involves the production and/or promotion of global music tours as well as providing various services to artists. While our Artist Nation segment operates year-round, the timing of tours of top-grossing acts can impact comparability of quarterly results year over year, although annual results may or may not be impacted.

To judge the health of our Artist Nation segment, we primarily monitor the number of confirmed events, paid attendance and tour contribution margin. In addition, for our Artists Services division, we monitor the number of artist relationships, services provided and revenue per artist.

Ticketing

Our Ticketing segment manages the Company’s internal ticketing operations, including the new Live Nation ticketing platform which was launched in late 2008 and our digital platform, which includes our online wireless distribution activities and the development of our website.

To judge the health of our Ticketing segment, we primarily review the number of tickets sold through our internal ticketing operations, the number of unique visitors to our websites and the overall number of customers in our database.

See further discussion of our segments in Item 1. Business—Operating Segments.

Consolidated Results of Operations

	Year Ended December 31,			% Change 2008 vs. 2007	% Change 2007 vs. 2006
(in thousands)	2008	2007	2006
Revenue	$4,166,838	$3,755,470	$3,294,471	11%	14%
Operating expenses:
Direct operating expenses	3,324,672	3,003,610	2,678,869	11%	12%
Selling, general and administrative expenses	655,351	592,983	468,970	11%	26%
Depreciation and amortization	147,467	116,834	123,628	26%	(5)%
Goodwill impairment	269,902	—	—	* *	* *
Loss (gain) on sale of operating assets	1,108	(20,654)	(9,987)	* *	* *
Corporate expenses	52,498	45,854	33,863	14%	35%

Operating income (loss)	(284,160)	16,843	(872)	* *	* *
Operating margin	(6.8)%	0.4%	(0.0)%
Interest expense	63,023	61,753	37,194
Interest income	(10,192)	(13,476)	(11,025)
Equity in (earnings) losses of nonconsolidated affiliates	(2,264)	5,058	(1,716)
Minority interest expense	1,426	6,160	11,449
Other income—net	(28)	(147)	(489)

Loss from continuing operations before income taxes	(336,125)	(42,505)	(36,285)
Income tax expense (benefit):
Current	(24,057)	5,625	8,268
Deferred	8,132	7,649	10,334

Loss from continuing operations	(320,200)	(55,779)	(54,887)
Income from discontinued operations, net of taxes	88,435	43,843	23,445

Net loss	$(231,765)	$(11,936)	$(31,442)

Note:	Non-cash compensation expense of $8.3 million, $10.8 million and $1.6 million is included in corporate expenses, $27.2 million, $17.4 million and $1.7 million is included in selling, general and administrative expenses and $(0.9) million, $1.0 million and $0 million is included in discontinued operations for the years ended December 31, 2008, 2007 and 2006, respectively. The non-cash compensation expense for 2008 and 2007 includes expenses related to stock option and restricted stock grants as well as incentive bonuses being paid in stock in lieu of cash.
**	Percentages are not meaningful.

Key Operating Metrics

	Year Ended December 31,
	2008	2007	2006
Estimated Events
North American Music promotions:
Owned and/or operated amphitheaters	912	856	923
All other	9,379	9,395	6,934

Total North American Music promotions	10,291	10,251	7,857

North American Music third-party rentals at our owned and/or operated venues	4,641	1,419	1,472
International Music promotions	4,203	2,894	2,451
International Music third-party rentals at our owned and/or operated venues	2,909	2,022	1,439
Artist Nation promotions	123	161	167
United Kingdom theater promotions	225	971	714
United Kingdom theater third-party rentals at our owned and/or operated venues	4,532	4,704	4,972

Total events	26,924	22,422	19,072

Estimated Attendance (rounded)
North American Music promotions:
Owned and/or operated amphitheaters	9,915,000	8,421,000	8,329,000
All other	21,852,000	19,583,000	16,401,000

Total North American Music promotions	31,767,000	28,004,000	24,730,000

North American Music third-party rentals at our owned and/or operated venues	3,308,000	2,404,000	1,797,000
International Music promotions	10,980,000	9,398,000	8,581,000
International Music third-party rentals at our owned and/or operated venues	3,791,000	3,703,000	3,244,000
Artist Nation promotions	2,268,000	2,928,000	3,254,000
United Kingdom theater promotions	239,000	949,000	756,000
United Kingdom theater third-party rentals at our owned and/or operated venues	4,906,000	4,836,000	4,757,000

Total attendance	57,259,000	52,222,000	47,119,000

Note:	Events generally represent a single performance by an artist for both promotions and third-party rentals. Attendance generally represents the number of fans who were present at an event. Festivals are counted as one event in the quarter in which the festival begins but attendance is split over the days of the festival and can be split between quarters. Events and attendance metrics are estimated each quarter. Adjustments to previously reported quarters, if any, are only included in the year-to-date events and attendance metrics.

Promotions listed above include events in our owned and/or operated venues as well as events we promote in third-party venues. Excluded from the table above are events and attendance that occurred in the North American theatrical business that was sold in January 2008 and our motor sports business that was sold in September 2008.

The 2008 data for North American Music third-party rentals at our owned and/or operated venues is not comparable to 2007 and 2006 because the 2008 data includes 3,076 events and 401,000 attendees related to our House of Blues music venues. The comparable data for our House of Blues music venues is not available for 2007 and 2006.

Revenue

Our revenue increased $411.4 million, or 11%, during the year ended December 31, 2008 as compared to the same period of the prior year primarily due to increases in revenue from our North American Music, International Music and Artist Nation segments of $259.5 million, $103.9 million and $90.7 million, respectively, partially offset by a decrease in revenue in our other operations of $54.1 million. The total increase in revenue includes the impact of our acquisitions during the year. Included in the increase in revenue for the year ended December 31, 2008 is approximately $8.2 million from increases in foreign exchange rates as compared to the same period of 2007.

Our revenue increased $461.0 million, or 14%, during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to increases in revenue from our North American Music and International Music segments of $329.1 million and $211.3 million, respectively, partially offset by decreases in revenue in our Artist Nation segment and other operations of $29.1 million and $36.7 million, respectively. Included in the increase in revenue for the year ended December 31, 2007 is approximately $116.7 million from increases in foreign exchange rates as compared to the same period of 2006.

More detailed explanations of the changes for the years ended 2008 and 2007 are included in the applicable segment discussions contained herein.

Direct operating expenses

Our direct operating expenses increased $321.1 million, or 11%, during the year ended December 31, 2008 as compared to the same period of the prior year primarily due to increases in direct operating expenses in our North American Music, International Music and Artist Nation segments of $204.9 million, $81.9 million and $73.1 million, respectively, partially offset by a decrease in our other operations of $46.1 million. Included in the increase in direct operating expenses for the year ended December 31, 2008 is approximately $15.6 million from increases in foreign exchange rates as compared to the same period of 2007.

Our direct operating expenses increased $324.7 million, or 12%, during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to increases in direct operating expenses in our North American Music and International Music segments of $209.3 million and $178.1 million, respectively, partially offset by decreases in our Artist Nation segment and other operations of $25.8 million and $21.2 million, respectively. Included in the increase in direct operating expenses for the year ended December 31, 2007 is approximately $93.5 million from increases in foreign exchange rates as compared to the same period of 2006.

Direct operating expenses include artist fees, show related marketing and advertising expenses along with other costs.

More detailed explanations of the changes for the years ended 2008 and 2007 are included in the applicable segment discussions contained herein.

Selling, general and administrative expenses

Our selling, general and administrative expenses increased $62.4 million, or 11%, during the year ended December 31, 2008 as compared to the same period of the prior year primarily due to increases in selling, general and administrative expenses of our North American Music, International Music, Artist Nation and Ticketing segments of $10.8 million, $17.0 million, $29.8 million and $18.0 million, respectively, partially offset by a decrease in our other operations of $13.2 million. Partially offsetting the increase in selling, general and administrative expenses for the year ended December 31, 2008 is approximately $4.8 million from decreases in foreign exchange rates as compared to the same period of 2007.

Our selling, general and administrative expenses increased $124.0 million, or 26%, during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to increases in selling, general and administrative expenses of our North American Music, International Music and Artist Nation segments of $83.7 million, $27.3 million and $24.4 million, respectively, partially offset by a decrease in our other operations of $15.0 million. Included in the increase in selling, general and administrative expenses for the year ended December 31, 2007 is approximately $16.0 million from increases in foreign exchange rates as compared to the same period of 2006.

More detailed explanations of the changes for the years ended 2008 and 2007 are included in the applicable segment discussions contained herein.

Depreciation and amortization

Our depreciation and amortization increased $30.6 million, or 26%, during the year ended December 31, 2008 as compared to the same period of the prior year primarily due to increases in depreciation and amortization of our North American Music, International Music and Artist Nation segments of $8.9 million, $7.2 million and $16.3 million, respectively. During 2008, we recorded an impairment charge of $12.1 million related to several venues and a naming right intangible.

Our depreciation and amortization decreased $6.8 million, or 5%, during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to decreases in depreciation and amortization of our North American Music segment and other operations of $17.6 million and $8.2 million, respectively, offset by an increase in our Artist Nation segment of $13.7 million. During 2006, we recorded an impairment charge of $51.6 million primarily related to several amphitheaters and one theater development project that is no longer being pursued.

More detailed explanations of the changes for the years ended 2008 and 2007 are included in the applicable segment discussions contained herein.

Goodwill impairment

In accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or Statement 142, we test goodwill for impairment annually as of October 1 using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of any potential impairment, compares the implied fair value of the reporting unit with the carrying amount of goodwill. We also test goodwill for impairment in other periods if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

In September 2008, in connection with the sale of our non-core events business (which has been classified as discontinued operations), we reviewed the carrying value of our non-core events assets based on an indicator that future operating cash flows may not support their carrying value based on expected sales proceeds. It was determined that those assets were impaired since the estimated undiscounted cash flows, based on expected sales proceeds, associated with those assets were less than their carrying value. As a result, we recorded a $13.0 million goodwill impairment charge related to the goodwill for this non-core events business as a component of operating expenses in discontinued operations. We are not continuing to operate in the non-core events business.

During the fourth quarter of 2008, while we were performing our annual impairment test as of October 1, we experienced a significant decline in our market capitalization. Since a favorable result from an October 1 test would not have prevented a second impairment test at December 31, 2008, a single impairment test was completed as of December 31, 2008. Based upon the results of this impairment test that was performed, we recorded impairment charges of $189.2 million and $80.7 million related to our North American Music and Artist Nation reporting units, respectively, which represented all of the remaining goodwill previously recorded for these reporting units.

The process of evaluating goodwill for impairment involves the determination of the fair value of our reporting units. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including our interpretation of current economic indicators and market valuations, and assumptions about our strategic plans with regard to our operations. Due to the uncertainties associated with such estimates, actual results could differ from such estimates. In performing the first step of our impairment analysis, we developed a consolidated fair value using a market multiple methodology, which was then allocated to the individual reporting units based upon the discounted cash flows developed for each reporting unit. In performing the second step of our impairment analysis for the reporting units that failed the step one test, we developed fair values using the discounted cash flows methodology.

Loss (gain) on sale of operating assets

We recorded a net loss on sale of operating assets of $1.1 million during the year ended December 31, 2008 as compared to a net gain of $20.7 million for the same period of the prior year. Gains recorded in 2007 included $19.0 million on the sale of two music theaters and seven clubs in London and an amphitheater in Nashville, $6.0 million on the sale of an office building in San Francisco, and $3.6 million on the sale of an arena/race track in Leicestershire, England. Partially offsetting these gains in 2007 was an $8.1 million loss on the sale of our remaining 50.1% interest in the production of Phantom: The Las Vegas Spectacular.

We recorded a net gain on sale of operating assets of $20.7 million during the year ended December 31, 2007 as compared to $10.0 million for the same period of the prior year. Net gains recorded in 2007 include the amounts described above. In 2006, we recorded gains on the sale of a portion of our sports representation business assets and the sale of certain show-related prepaid production assets, theatrical productions and investments in nonconsolidated affiliates.

Corporate expenses

Corporate expenses increased $6.6 million, or 14%, during the year ended December 31, 2008 as compared to the same period of the prior year primarily due to increased headcount and related costs and consulting expenses.

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

Interest expense

Interest expense for the year ended December 31, 2008 is relatively unchanged as compared to the same period in the prior year since increases in the debt balance were essentially offset by decreases in the weighted average cost of debt.

Interest expense increased $24.6 million during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to interest expense related to our additional term loan which we obtained in the fourth quarter of 2006, our convertible notes which were issued in the third quarter of 2007, borrowings under the revolving credit facility during the period and amortization of additional debt issuance costs.

Our debt balances, including redeemable preferred stock, and weighted average cost of debt were $925.7 million and 6.16%, respectively, at December 31, 2008, and $862.6 million and 6.77%, respectively, at December 31, 2007.

Interest income

Interest income decreased $3.3 million during the year ended December 31, 2008 as compared to the same period in the prior year primarily due to lower excess cash invested in money market funds and other short-term investments in 2008.

Interest income increased $2.5 million during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to interest income earned on excess cash invested in money market funds and other short-term investments and interest income earned on HOB purchase price held in escrow.

Equity in losses (earnings) of nonconsolidated affiliates

Equity in earnings of nonconsolidated affiliates was $2.3 million for the year ended December 31, 2008 as compared to equity in losses of nonconsolidated affiliates of $5.1 million for the same period of the prior year. In 2007, we recorded higher losses from our investment in a joint venture with Cirque Du Soleil and also recorded a write-down on an investment with no similar significant write-down in 2008.

Equity in losses of nonconsolidated affiliates was $5.1 million for the year ended December 31, 2007 as compared to equity in earnings of nonconsolidated affiliates of $1.7 million for the same period of the prior year. In 2007, we recorded a write-down on an investment with no similar significant write-down in 2006 and recorded losses for our investment in Rock in Rio Madrid S.A. primarily related to advertising expenses incurred in advance of the festival.

Minority interest expense

Minority interest expense decreased $4.7 million during the year ended December 31, 2008, as compared to the same period of the prior year primarily due to lower operating results for AMG and Angel Festivals Limited.

Minority interest expense decreased $5.3 million during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to our acquisition of the remaining interests in the CPI entities partially offset by our acquisition of a controlling interest in AMG, both during the third quarter of 2007.

Income Taxes

Our effective tax rate was 5% for 2008 compared to an effective tax rate of (31)% in 2007. This effective tax rate represents net tax benefits of $15.9 million and tax expense of $13.3 million for the years ended December 31, 2008 and 2007, respectively. Of the $15.9 million of 2008 tax benefit, $(47.7) million relates to tax benefits from U.S. losses from operations, $(1.0) million relates to state and local taxes, $4.5 million relates to reserves for uncertain tax positions, $2.7 million relates to adjustments for significant, unusual and extraordinary items and $(1.7) million relates to the effects of tax rate changes. The remainder of $27.3 million relates to statutory tax on profitable operations which are principally operations outside of the United States and reflect effective tax rates in those jurisdictions. The net decrease in 2008 tax as compared to 2007 tax expense is principally attributable to larger recognition of tax benefits in 2008 relative to 2007 from losses in U.S. operations.

Our effective tax rate was (31)% for 2007 as compared to an effective tax rate of (51)% for 2006. The 2007 effective tax rate decreased relative to 2006 due principally to relatively larger tax benefits recognized from losses in our U.S. operations.

Discontinued Operations

In January 2008, we completed the sale of substantially all of our North American theatrical business, which included the assets of the North American theatrical presenting business and certain theatrical venues, to Key Brand Entertainment Inc. and its lenders for a gross sales price of $90.4 million pursuant to a stock purchase agreement. After fees, expenses, an adjustment to replace the show cash of the North American theatrical business that was previously removed from the operations and utilized by us and other adjustments, we received in 2008 approximately $18.5 million of proceeds, net of cash sold and transaction costs, and will receive an additional $12.6 million in 2009. The sale of the North American theatrical business resulted in a total pre-tax gain of $17.8 million.

In September 2008, we sold our motor sports business to Feld Acquisition Corp., a wholly-owned subsidiary of Feld Entertainment, Inc. pursuant to a stock purchase agreement for a gross sales price of $175.0 million in cash, subject to certain net working capital and other post-closing adjustments, in addition to a performance-based contingent payment of up to $30.0 million over a five-year period commencing with calendar year 2009. After estimated fees, expenses and other adjustments, we received approximately $166.5 million of net proceeds, excluding the contingent payment. The sale of the motor sports business resulted in a pre-tax gain of $145.0 million.

In October 2008, as part of a binding agreement with Events Acquisition Corporation, we sold our non-core events business along with rights to certain DVD projects. Events Acquisition Corporation is owned by Michael Cohl who is a former director and executive officer of the company. The events business included rights or investments in certain non-music and exhibition-style events. Under the agreement, we will receive approximately $15.4 million for the events business, DVD projects and other rights, in addition to performance-based contingent payments and undistributed profits related to future periods. We recorded a $0.8 million pre-tax gain in discontinued operations and a $0.7 million loss in continuing operations. In the third quarter of 2008, we recorded a $29.2 million impairment related to the events business, including a $13.0 million impairment of goodwill, and also a $1.5 million impairment related to the DVD projects.

North American Music Results of Operations

Our North American Music segment operating results were as follows:

	Year Ended December 31,			% Change 2008 vs. 2007	% Change 2007 vs 2006
(in thousands)	2008	2007	2006
Revenue	$2,235,961	$1,976,497	$1,647,357	13%	20%
Operating expenses:
Direct operating expenses	1,782,660	1,577,805	1,368,508	13%	15%
Selling, general and administrative expenses	338,700	327,939	244,236	3%	34%
Depreciation and amortization	71,786	62,862	80,424	14%	(22)%
Goodwill impairment	189,238	—	—	* *	* *
Gain on sale of operating assets	(546)	(6,725)	(63)	* *	* *

Operating income (loss)	(145,877)	14,616	(45,748)	* *	* *
Operating margin	(6.5)%	0.7%	(2.8)%

**	Percentages are not meaningful.

Year Ended 2008 Compared to Year Ended 2007

North American Music revenue increased $259.5 million, or 13%, during the year ended December 31, 2008 as compared to the same period of the prior year due to an increase in the number of events, ancillary revenue per attendee, attendance and average ticket prices for artists such as Dave Matthews Band, Journey and Jimmy Buffett, and strong results from arena tours for artists such as Coldplay, Van Halen, and the Trans-Siberian Orchestra. The increase is also due to approximately $91.2 million of incremental revenue primarily related to our acquisition of the remaining 50% interest in the House of Blues Concerts Canada, or HOB Canada, during the second quarter of 2007.

North American Music direct operating expenses increased $204.9 million, or 13%, during the year ended December 31, 2008 as compared to the same period of the prior year due to higher operating expenses associated with an increased number of events and attendance at amphitheaters and third-party venues and strong arena tours discussed above. The increase is also due to direct operating expenses of approximately $84.7 million primarily related to our acquisition of HOB Canada.

North American Music selling, general and administrative expenses increased $10.8 million, or 3%, during the year ended December 31, 2008 as compared to the same period of the prior year due to higher salary costs and rent expense, primarily from new buildings, partially offset by lower legal expenses related to ongoing cases. The increase is also due to incremental selling, general and administrative expenses of $3.5 million related to our HOB Canada acquisition.

North American Music depreciation and amortization expense increased $8.9 million, or 14%, during the year ended December 31, 2008 as compared to the same period of the prior year due to an impairment of $12.1 million recorded during 2008 related to a club and two amphitheaters as well as a naming right intangible.

North American Music gain on sale of operating assets decreased $6.2 million during the year ended December 31, 2008 as compared to the same period of the prior year due to the sale of an office building in San Francisco and the sale of the Starwood Amphitheater in Nashville in 2007.

Excluding the impact of the goodwill impairment of $189.2 million, operating income for North American Music increased $28.7 million primarily as a result of executing shows more efficiently through cost controls on talent buying and other variable expenses and increased activity at our owned and/or operated amphitheaters, overall increased ancillary revenue per attendee, higher ticket sales through our internal ticketing operations, higher average ticket prices and improved results for arena tours, partially offset by higher selling, general and administrative expenses, increased depreciation and amortization due to impairments in 2008 and gains recorded in 2007 on asset sales with no similar activity in 2008.

Year Ended 2007 Compared to Year Ended 2006

North American Music revenue increased $329.1 million, or 20%, during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to $319.5 million of revenue related to our acquisitions of HOB during the fourth quarter of 2006 and HOB Canada during the second quarter of 2007.

North American Music direct operating expenses increased $209.3 million, or 15%, during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to $230.8 million of direct operating expenses related to our acquisitions of HOB and HOB Canada. This increase was partially offset by a reduction in direct operating expenses for our owned and/or operated amphitheaters due to a decline in the number of events and reduced show costs. The net increase in direct operating expenses was less than the increase in revenue primarily due to more strategic talent buying and reduced show costs at our amphitheaters and due to HOB clubs, acquired in 2006, having lower direct operating expenses as a percentage of revenue as compared to our other promotion and venue operation businesses.

North American Music selling, general and administrative expenses increased $83.7 million, or 34%, during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to $64.4 million of selling, general and administrative expenses related to our acquisitions of HOB and HOB Canada. In addition, we experienced an increase in legal expenses of $4.8 million related to ongoing cases, increased salary expense for promoters and additional staff at venues and other incremental expenses related to the commencement of the Dodge Theater operating agreement in January 2007, the Hollywood Palladium operating agreement in April 2007 and The Fillmore Miami Beach at the Jackie Gleason Theater operating agreement in June 2007.

North American Music depreciation and amortization expense decreased $17.6 million, or 22%, during the year ended December 31, 2007 as compared to the same period of the prior year due to an impairment of $42.5 million recorded during 2006 related to several amphitheaters. This decrease was partially offset by an additional $17.3 million primarily for the amortization of the intangible assets resulting from our acquisition of HOB during 2006, which were recorded as part of the purchase price allocations, and an impairment of $3.8 million recorded during the fourth quarter of 2007 related to two amphitheaters.

North American Music gain on sale of operating assets increased $6.7 million during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to the sales of an office building in San Francisco and the Starwood Amphitheater in Nashville.

The increase in operating income for North American Music was primarily a result of operating income from our HOB and HOB Canada acquisitions, improved results at our owned and/or operated amphitheaters, decreased depreciation expense due to the amphitheater impairments recorded in 2006 and the gains recorded in 2007 on the asset sales.

International Music Results of Operations

Our International Music segment operating results were as follows:

	Year Ended December 31,			% Change 2008 vs. 2007	% Change 2007 vs. 2006
(in thousands)	2008	2007	2006
Revenue	$1,182,606	$1,078,696	$867,423	10%	24%
Operating expenses:
Direct operating expenses	939,737	857,867	679,732	10%	26%
Selling, general and administrative expenses	163,575	146,526	119,276	12%	23%
Depreciation and amortization	22,113	14,928	15,006	48%	(1)%
Loss (gain) on sale of operating assets	203	(18,807)	1,041	* *	* *

Operating income	56,978	78,182	52,368	(27)%	49%
Operating margin	4.8%	7.2%	6.0%

**	Percentages are not meaningful.

Year Ended 2008 Compared to Year Ended 2007

International Music revenue increased $103.9 million, or 10%, during the year ended December 31, 2008 as compared to the same period of the prior year. Excluding the increase related to the impact of changes in foreign exchange rates of $22.4 million, revenue increased $81.5 million, or 8%. This increase is primarily due to incremental revenue of $106.9 million related to the effect of our acquisitions of AMG in July 2007, Heineken Music Hall operations in January 2008, DF Concerts in April 2008, Luger and Moondog in June 2008, and Main Square festival in July 2008. We also experienced higher promotion revenue in Sweden and Norway driven by strong stadium events for artists such as KISS, Bruce Springsteen and Iron Maiden. In addition, we had an overall increase in revenue related to our festival operations in the United Kingdom and Belgium, primarily driven by increased attendance. These increases were partially offset by declines in revenue of $55.0 million related to the effect of the divestiture of F&P Italia in September 2008 and the disposal of two music theaters and seven clubs in London in August 2007, in addition to the closure of The Point in Ireland (reopened as the O2 Dublin) during renovation from August 2007 until December 2008.

International Music direct operating expenses increased $81.9 million, or 10%, during the year ended December 31, 2008 as compared to the same period of the prior year. Excluding the increase related to the impact of changes in foreign exchange rates of $23.4 million, direct operating expenses increased $58.5 million, or 7%, primarily related to incremental direct operating expenses of $75.5 million related to the effect of our acquisitions, as well as an increase in expenses related to stronger festival performance and higher promotion revenue noted above. These increases were partially offset by declines in direct operating expenses of $45.2 million related to the impact of dispositions noted above in addition to The Point closure.

International Music selling, general and administrative expenses increased $17.0 million, or 12%, during the year ended December 31, 2008 as compared to the same period of the prior year. Excluding the decrease related to the impact of changes in foreign exchange rates of $1.5 million, the increase in selling, general and administrative expenses was $18.5 million, or 13%, primarily due to an increase of $17.8 million related to the acquisitions noted above as well as higher compensation costs. These increases were partially offset by a decrease of $6.9 million related to the dispositions and closure of The Point noted above.

International Music depreciation and amortization expense increased $7.2 million, or 48%, during the year ended December 31, 2008 as compared to the same period of the prior year primarily due to increased amortization for intangible assets related to the AMG and DF Concerts acquisitions.

International Music loss on sale of operating assets was $0.2 million for the year ended December 31, 2008 as compared to a gain on sale of operating assets of $18.8 million for the same period of the prior year primarily due to the sale of the Hammersmith Apollo and Forum music theaters and seven clubs in London in 2007.

The decrease in operating income for International Music was primarily a result of increased amortization of intangibles related to the AMG and DF Concerts acquisitions, lost income from the 2007 dispositions noted above as well as the gains recorded in 2007 on the venue disposals, partially offset by increased operating income from acquisitions.

Year Ended 2007 Compared to Year Ended 2006

International Music revenue increased $211.3 million, or 24%, during the year ended December 31, 2007 as compared to the same period of the prior year. Excluding the increase related to the impact of changes in foreign exchange rates of $93.1 million, the increase in revenue was $118.2 million, or 14%. The impact of incremental revenue due to acquisitions was $107.8 million, prior to intersegment eliminations, related to the effect of acquisitions in Spain in December 2006, France in January 2007, AMG in July 2007 and the addition of the Wembley Arena operating agreement in the United Kingdom in April 2006. We also experienced an increase in revenue from our other European operations driven by increased promotion activity in Italy, Finland, Norway and Holland and stronger results for several festivals in the United Kingdom. Partially offsetting these increases was a decline in revenue from the O2, an arena in Ireland, due to the venue being closed for renovations in August 2007.

International Music direct operating expenses increased $178.1 million, or 26%, during the year ended December 31, 2007 as compared to the same period of the prior year. Excluding the increase related to the impact of changes in foreign exchange rates of $76.1 million, the increase in direct operating expenses was $102.0 million, or 15%. The impact of incremental direct operating expenses due to acquisitions was $80.3 million, prior to intersegment eliminations, related to the acquisitions discussed above and the addition of the Wembley Arena operating agreement. Our direct operating expenses also increased due to the improved results for our other European operations noted above and increased direct operating expenses for several festivals in the United Kingdom.

International Music selling, general and administrative expenses increased $27.3 million, or 23%, during the year ended December 31, 2007 as compared to the same period of the prior year. Excluding the increase related to the impact of changes in foreign exchange rates of $11.7 million, the increase in selling, general and administrative expenses was $15.6 million, or 13%, primarily due to $15.7 million of selling, general and administrative expenses related to the acquisitions discussed above and the addition of the Wembley Arena operations.

International Music gain on sale of operating assets increased $19.8 million during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to the sale of the Hammersmith Apollo and Forum music theaters and seven clubs in London.

Overall, the increase in operating income for International Music during the year ended December 31, 2007 as compared to the same period of the prior year was primarily due to gains recorded as noted above. In addition, our recent acquisitions in Spain and France and our acquisition of AMG improved overall operating income during 2007. Finally, we experienced stronger results at several of our festivals in the United Kingdom.

Artist Nation Results of Operations

Our Artist Nation segment operating results were as follows:

	Year Ended December 31,			% Change 2008 vs. 2007	% Change 2007 vs. 2006
(in thousands)	2008	2007	2006
Revenue	$664,220	$573,544	$602,688	16%	(5)%
Operating expenses:
Direct operating expenses	592,331	519,206	544,984	14%	(5)%
Selling, general and administrative expenses	78,396	48,609	24,160	61%	*	*
Depreciation and amortization	36,092	19,821	6,121	82%	*	*
Goodwill impairment	80,664	—	—	* *	*	*
Loss on sale of operating assets	565	—	—	* *	*	*

Operating income (loss)	(123,828)	(14,092)	27,423	* *	*	*
Operating margin	(18.6)%	(2.5)%	4.6%

**	Percentages are not meaningful.

Year Ended 2008 Compared to Year Ended 2007

Artist Nation revenue increased $90.7 million, or 16%, during the year ended December 31, 2008 as compared to the same period of the prior year primarily due to incremental revenue of $150.0 million from our acquisitions of Signatures SNI, Inc., or Signatures, and Anthill Trading Ltd., or Anthill, in the fourth quarter of 2007. This increase was partially offset by a decline in the volume of global tours. Tours during 2008 included Madonna, The Police and Neil Young.

Artist Nation direct operating expenses increased $73.1 million, or 14%, during the year ended December 31, 2008 as compared to the same period of the prior year primarily as a result of $127.0 million of incremental direct operating expenses from our acquisitions discussed above partially offset by a decrease in touring-related direct operating expenses due to the lower volume of events noted above.

Artist Nation selling, general and administrative expenses increased $29.8 million, or 61%, during the year ended December 31, 2008 as compared to the same period of the prior year primarily due to incremental expenses of $16.7 million related to our acquisitions noted above. In addition, we experienced an increase in selling, general and administrative expenses due to increased salary for additional headcount and consulting expenses related to the infrastructure for artist rights acquisitions.

Artist Nation depreciation and amortization expense increased $16.3 million during the year ended December 31, 2008 as compared to the same period of the prior year primarily due to amortization of the intangible assets resulting from the acquisition of Signatures and intangible assets associated with certain artist rights agreements.

Excluding the impact of the goodwill impairment of $80.7 million, the operating loss for Artist Nation increased $29.1 million primarily as result of the decreased volume of global tours, increased headcount for artist services and increased amortization of the intangible assets for artists rights agreements, partially offset by increased sponsorship.

Year Ended 2007 Compared to Year Ended 2006

Artist Nation revenue decreased $29.1 million, or 5%, during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to a decline in global touring revenue due to a decrease in the average ticket price and volume and mix of tours. Tours during 2007 included The Rolling Stones, The Who, Barbra Streisand, The Police and Genesis. This decrease was partially offset by incremental revenue of $107.5 million related to our acquisitions of CPI, TRUNK, Ltd., or Trunk, and Musictoday, LLC, or Musictoday, during the second and third quarters of 2006 and Anthill during the fourth quarter of 2007.

Artist Nation direct operating expenses decreased $25.8 million, or 5%, during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to a decline in direct operating expenses for global tours due to the timing and mix of tours in 2007 as compared to 2006. This decrease was partially offset by incremental direct operating expenses of $87.4 million related to our acquisitions of CPI, Trunk and Musictoday during 2006 and Anthill during 2007.

Artist Nation selling, general and administrative expenses increased $24.4 million, during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to incremental expenses of $18.1 million related to our 2006 acquisitions of CPI, Trunk and Musictoday and our 2007 acquisition of Anthill. In addition, we experienced an increase in selling, general and administrative expenses due to increased salary and consultant expense related to increased headcount and activity for Artists Services as we built the infrastructure of this division.

Artist Nation depreciation and amortization expense increased $13.7 million, during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to amortization of the intangible assets resulting from our 2006 and 2007 acquisitions of CPI and intangible assets associated with certain artist rights agreements.

The increased operating loss for Artist Nation, as compared to operating income in the prior year, is primarily a result of a decline in the average ticket price for global tours, the timing and mix of global tours year over year, increased infrastructure costs and the amortization of intangible assets related to our acquisition of CPI and artist rights agreements.

Ticketing Results of Operations

Our Ticketing segment operating results were as follows:

	Year Ended December 31,				% Change 2008 vs. 2007		% Change 2007 vs. 2006
(in thousands)	2008		2007	2006
Revenue	$22,393		$11,358	$8,893	97%		28%
Operating expenses:
Direct operating expenses	9,370		3,128	2,665	*	*	17%
Selling, general and administrative expenses	33,332		15,379	11,829	*	*	30%
Depreciation and amortization	5,569		3,311	501	68%		* *

Operating loss	(25,878)		(10,460)	(6,102)	*	*	71%
Operating margin	*	*	(92.1)%	(68.6)%

**	Percentages are not meaningful.

Year Ended 2008 Compared to Year Ended 2007

Ticketing revenue increased $11.0 million during the year ended December 31, 2008 as compared to the same period of the prior year primarily due to increased ticketing revenue from our internal ticketing operations as all existing internal ticketing operations have now been centralized under this group.

Ticketing direct operating expenses increased $6.2 million during the year ended December 31, 2008 as compared to the same period of the prior year due to costs associated with our internal ticketing operations increased revenue.

Ticketing selling, general and administrative expenses increased $18.0 million during the year ended December 31, 2008 as compared to the same period of the prior year primarily due to increased salary costs related to building our ticketing infrastructure, operations of our existing internal ticketing operations and website and internet management, as well as maintenance expense associated with our website and ticketing operations.

Ticketing depreciation and amortization expense increased $2.3 million during the year ended December 31, 2008 as compared to the same period of the prior year primarily due to depreciation expense related to software and infrastructure.

The increase in the operating loss for Ticketing was primarily a result of higher salary costs and maintenance expense as we completed our new ticketing platform partially offset by increased revenue, net of expenses, from our internal ticketing operations and related sponsorships.

Year Ended 2007 Compared to Year Ended 2006

Ticketing revenue increased $2.5 million, or 28%, during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to increased sponsorship revenue and ticket service charge rebates associated with our internal ticketing operations.

Ticketing direct operating expenses remained relatively flat during the year ended December 31, 2007 as compared to the same period of the prior year due to minimal incremental direct operating expenses for our internal ticketing operations.

Ticketing selling, general and administrative expenses increased $3.6 million, or 30%, during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to increased salary expense related to new staff and increased maintenance and consultant expenses related to our internal information technology and our website management.

Ticketing depreciation and amortization expense increased $2.8 million during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to higher depreciation expense related to our website development.

The increase in the operating loss for Ticketing was primarily a result of higher salary, consultant and maintenance expenses, partially offset by increased ticket-related revenue and sponsorships from our internal ticketing operations.

Other Results of Operations

Our other operating results were as follows:

	Year Ended December 31,
(in thousands)	2008	2007	2006	% Change 2008 vs. 2007	% Change 2007 vs. 2006
Revenue	$88,032	$142,130	$178,784	(38)%	(21)%
Operating expenses: Direct operating expenses	26,215	72,356	93,584	(64)%	(23)%
Selling, general and administrative expenses	41,348	54,533	69,539	(24)%	(22)%
Depreciation and amortization	7,961	10,358	18,559	(23)%	(44)%
Loss (gain) on sale of operating assets	62	5,047	(10,844)	* *	* *

Operating income (loss)	12,446	(164)	7,946	* *	* *
Operating margin	14.1%	(0.1)%	4.4%

**	Percentages are not meaningful.

Year Ended 2008 Compared to Year Ended 2007

Other revenue decreased $54.1 million, or 38%, during the year ended December 31, 2008 as compared to the same period of the prior year primarily as a result of a decline in revenue from our United Kingdom theater operations as a result of reduced participation in theatrical productions and touring theatrical shows and the sale of our interest in the production of Phantom: The Las Vegas Spectacular in the first quarter of 2007.

Other direct operating expenses decreased $46.1 million, or 64%, during the year ended December 31, 2008 as compared to the same period of the prior year primarily due to lower direct operating expenses from our United Kingdom theater operations due to reduced productions and the sale of our interest in the production of Phantom: The Las Vegas Spectacular.

Other selling, general and administrative expenses decreased $13.2 million, or 24%, during the year ended December 31, 2008 as compared to the same period of the prior year primarily due to higher overhead costs in 2007 related to businesses that we have sold or are no longer operating.

Loss on sale of operating assets was $0.1 million during the year ended December 31, 2008 as compared to $5.0 million during the same period of the prior year. In 2007, we recorded a loss on the sale of our interest in the production of Phantom: The Las Vegas Spectacular, which was partially offset by a gain on the sale of an arena/race track in Leicestershire, England.

The improvement in operating income in our other operations was primarily due to the elimination of less profitable non-core assets and a reduced loss on sale of operating assets related to assets sold in 2007.

Year Ended 2007 Compared to Year Ended 2006

Other revenue decreased $36.7 million, or 21%, during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to the sale of portions of our sports representation business assets in 2006 and the sale of Donington Park in the United Kingdom. These decreases were partially offset by increases in our United Kingdom theater operations driven by strong results from our production of Chicago and increased rental, merchandise and concession revenue due to an increase in the number of events and related attendance driven by shows such as Wicked, The Producers and Mamma Mia!.

Other direct operating expenses decreased $21.2 million, or 23%, during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to the sale of portions of our sports representation business assets, the sale of Donington Park and a decline in write-offs and costs related to certain DVD/CD production and distribution projects. These decreases were partially offset by the strong results from our United Kingdom theater operations noted above.

Other selling, general and administrative expenses decreased $15.0 million, or 22%, during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to the sale of portions of our sports representation business assets and the sale of Donington Park.

Other depreciation and amortization expense decreased $8.2 million, or 44%, during the year ended December 31, 2007 as compared to the same period of the prior year primarily due to an impairment of $9.1 million recorded during 2006 primarily related to a theater development project and also due to the sale of Donington Park.

Other loss on sale of operating assets increased $15.9 million during the year ended December 31, 2007 as compared to the gain in the same period of the prior year due to the loss recorded in 2007 on the sale of our interest in the production of Phantom: The Las Vegas Spectacular, partially offset by the gain on the sale of an arena/race track in Leicestershire, England, as compared to the gain on the sale of a portion of our sports representation business assets recorded in 2006.

Overall, the reduction in operating income to a slight operating loss in our other operations in 2007 was primarily due to the elimination of the gain on sale of operating assets related to assets sold in 2006 and the recording of the net loss on sale of assets sold in 2007.

Reconciliation of Segment Operating Income (Loss)

	Year Ended December 31,
(in thousands)	2008	2007	2006
North American Music	$(145,877)	$14,616	$(45,748)
International Music	56,978	78,182	52,368
Artist Nation	(123,828)	(14,092)	27,423
Ticketing	(25,878)	(10,460)	(6,102)
Other	12,446	(164)	7,946
Corporate	(58,001)	(51,239)	(36,759)
Eliminations	—	—	—

Consolidated operating income (loss)	$(284,160)	$16,843	$(872)

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

Our balance sheet reflects cash and cash equivalents of $199.7 million and current and long-term debt of $885.7 million at December 31, 2008, and cash and cash equivalents of $339.0 million and current and long-term debt of $822.6 million at December 31, 2007. These debt balances do not include our outstanding redeemable preferred stock.

Our available cash and cash equivalents is held in accounts managed by third-party financial institutions and consists of cash in our operating accounts and invested cash. The invested cash is invested in interest-bearing funds managed by third-party financial institutions. These funds generally invest in direct obligations of the government of the United States. Cash held in operating accounts in many cases exceeds the Federal Deposit Insurance Corporation, or FDIC, insurance limits. While we monitor cash and cash equivalents balances in our operating accounts on a regular basis and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail. To date, we have experienced no loss or lack of access to our cash or cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

We generally receive cash related to ticket revenue in advance of the event in our owned and/or operated venues, which is recorded in deferred revenue until the event occurs. With the exception of some upfront costs and artist deposits, which are recorded in prepaid expenses until the event occurs, we pay the majority of event-related expenses, along with the remainder of the artist fees, at or after the event. We view our available cash as cash and cash equivalents, less event-related deferred revenue, less accrued expenses due to artists and for cash collected on behalf of others, plus event-related prepaids. This is essentially our cash available to, among other things, repay debt balances, make acquisitions, repurchase stock and finance revenue-generating capital expenditures.

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

During the year ended December 31, 2008, we made principal payments totaling $33.7 million and $325.0 million on the term loans and revolving credit facility, respectively, which includes $29.3 million of term loan pre-payments from the proceeds received from the sale of the motor sports business and events business. The payments on the revolving credit facility were primarily to repay short-term borrowings used to fund working capital requirements during the year. At December 31, 2008, the outstanding balances on the term loans and revolving credit facility were $418.1 million and $122.0 million, respectively. Taking into account letters of credit of $42.3 million, $120.7 million was available for future borrowings.

As of February 23, 2009, the outstanding balances on the term loans and revolving credit facility were $418.1 million and $179.0 million, respectively. Taking into account letters of credit of $42.4 million, $63.6 million was available for future borrowings.

Borrowings under the term loan portion of the credit facility bear interest at per annum floating rates equal, at our option, to either (a) the base rate (which is the greater of the prime rate offered by JPMorgan Chase Bank, N.A. or the federal funds rate plus 0.5%) plus 2.25% or (b) Adjusted LIBOR plus 3.25%. Borrowings under the revolving portion of the credit facility bear interest at per annum floating rates equal, at our option, to either (a) the base rate (which is the prime rate offered by JPMorgan Chase Bank, N.A. ) plus an applicable margin or (b) Adjusted LIBOR plus an applicable margin. Sterling and Euro-denominated borrowings under the revolving portion of the credit facility currently bear interest at per annum floating rates equal to either Adjusted LIBOR or Adjusted EURIBOR, respectively, plus an applicable margin. The revolving credit facility margins are subject to change based upon the amount of leverage for the previous calendar quarter. In the event our leverage ratio improves, the interest rate on revolving credit borrowings declines gradually to 1.25% at a total leverage ratio of less than, or equal to, 1.25 times. Under the terms of the original term loan, we are required to enter into an interest rate swap for a minimum of 50% of the outstanding debt for a minimum of three years.

The interest rate we pay on borrowings on our senior term loans is 3.25% above LIBOR. The interest rate we pay on our $285 million multi-currency revolving credit facility depends on our total leverage ratio. Based on our current total leverage ratio, our interest rate on revolving credit borrowings is 2.25% above LIBOR. In addition to paying interest on outstanding principal under the credit facility, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. As of December 31, 2008, the commitment fee rate was 0.375%. We also are required to pay customary letter of credit fees, as necessary.

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

2.875% Convertible Senior Notes

In July 2007, we issued $220 million of convertible senior notes due 2027 in a private placement in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The notes pay interest semiannually at a rate of 2.875% per annum. Beginning with the period commencing on July 20, 2014 and ending on January 14, 2015, and for each of the interest periods commencing thereafter, we will pay contingent interest on the notes if the average trading price of the notes during the five consecutive trading days ending on the second trading day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the notes. The contingent interest payable per note will equal 0.25% per year of the average trading price of such note during the applicable five trading-day reference period, payable in arrears. The notes will be convertible, under certain circumstances, at an initial conversion rate of 36.8395 shares per $1,000 principal amount of notes, which represents a 27.5% conversion premium based on the last reported sale price prior to the placement of the notes, of $21.29 per share on July 10, 2007. Upon conversion, the notes may be settled in shares of Live Nation common stock or, at our election, cash or a combination of cash and shares of Live Nation common stock. The net proceeds from the offering, after deducting estimated offering expenses payable by us, were approximately $212.4 million.

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

Redeemable Preferred Stock

As part of the Separation, one of our subsidiaries sold 200,000 shares of Series A (voting) mandatorily Redeemable Preferred Stock to third-party investors and issued 200,000 shares of Series B (non-voting) mandatorily Redeemable Preferred Stock to Clear Channel which then sold this Series B Redeemable Preferred Stock to third-party investors. We did not receive any of the proceeds from the sale of the Series B Redeemable Preferred Stock sold by Clear Channel. As of December 31, 2008, we had 200,000 shares of Series A Redeemable Preferred Stock and 200,000 shares of Series B Redeemable Preferred Stock outstanding (collectively, the Preferred Stock) with an aggregate liquidation preference of $40 million. The Preferred Stock accrues dividends at 13% per annum and is mandatorily redeemable on December 21, 2011, although we are obligated to make an offer to repurchase the Preferred Stock at 101% of the liquidation preference in the event of a change of control.

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

Guarantees of Third-Party Obligations

As of December 31, 2008 and 2007, we guaranteed the debt of third parties of approximately $2.2 million and $2.8 million for each of the respective periods, primarily related to maximum credit limits on employee and tour related credit cards and guarantees of bank lines of credit of a nonconsolidated affiliate and a third-party promoter.

During 2006, in connection with our acquisition of Historic Theatre Group, we guaranteed obligations related to a lease agreement. In the event of default, we could be liable for obligations which have future lease payments (undiscounted) of approximately $29.4 million through the end of 2035. The venues under the lease agreement were included in the sale of our North American theatrical business. We entered into an Assumption Agreement with the buyer in connection with the sale, under which the buyer is assuming our obligations under the guaranty.

Disposal of Assets

During the year ended December 31, 2008, we received $198.7 million of proceeds primarily related to the sales of our North American theatrical business and the sale of our motor sports business. These proceeds are presented net of any cash included in the businesses sold.

Debt Covenants

The significant covenants on our multi-currency senior secured credit facility relate to total leverage, senior leverage, interest coverage and capital expenditures contained and defined in the credit agreement. The adjusted leverage ratio covenant requires us to maintain a ratio of consolidated total indebtedness minus unrestricted cash and cash equivalents, up to a maximum of $150 million (all as defined by the credit agreement), to consolidated earnings-before-interest-taxes-depreciation-and-amortization (as defined by the credit agreement, or Adjusted Consolidated EBITDA) of less than 4.0 times, provided that aggregated subordinated indebtedness and permitted holding company indebtedness (as defined by the credit agreement) is less than $25 million or 6.0 times if greater than $25 million; therefore, we our currently subject to an adjusted leverage ratio of less than 6.0 times. The senior leverage covenant, which is only applicable provided aggregate subordinated indebtedness and permitted holding company indebtedness is greater than $25 million, requires us to maintain a ratio of adjusted consolidated senior indebtedness minus unrestricted cash and cash equivalents to Adjusted Consolidated EBITDA of less than 4.0 times. The interest coverage covenant requires us to maintain a minimum ratio of Adjusted Consolidated EBITDA to cash interest expense (as defined by the credit agreement) of 2.5 times. The capital expenditure covenant limits annual capital expenditures (as defined by the credit agreement) to $110 million or less, subject to a carryover provision of up to an additional $110 million. In the event that we do not meet these covenants, we are considered to be in default on the credit facilities at which time the credit facilities may become immediately due. This credit facility contains a cross default provision that would be triggered if we were to default on any other indebtedness greater than $10 million.

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

At December 31, 2008, we were in compliance with all debt and Redeemable Preferred Stock covenants. We expect to remain in compliance with all of these covenants throughout 2009.

Uses of Cash

Acquisitions

When we make acquisitions, especially of entities where we buy a controlling interest only, the acquired entity may have cash on its balance sheet at the time of acquisition. All amounts discussed in this section are presented net of any cash acquired. During 2008, we used $19.7 million in cash for acquisitions primarily in our International Music segment related to the acquisition of the operating company that manages and holds the lease for the Heineken Music Hall located in Amsterdam, the acquisition of an interest in DF Concerts, a concert promotion company in Scotland, the acquisition of an interest in Mirage, a concert promoter in Dubai and the acquisition of the remaining interests we did not already own in Luger and Moondog, both music-related companies in Sweden.

During 2007, we used $124.3 million in cash for acquisitions in our various segments. Our North American Music segment acquired the remaining interest in HOB Canada, a live music company located in Canada which operates or has booking rights for one amphitheater and three clubs in Toronto and Vancouver, and acquired an interest in Bamboozle, LLC, a festival promotion company located in the United States. Our International Music segment acquired an interest in Jackie Lombard, a concert promotion company in France, an interest in AMG, a live music company located in the United Kingdom which owns and/or operates 12 music theaters, along with payment of an additional working capital adjustment related to our acquisition of Gamerco, S.A. in December 2006. Our Artist Nation segment acquired the remaining 49% interest in Trunk which is a specialty merchandise company located in California, the remaining 49% interest in Musictoday which provides services to artists including online fan clubs and artist e-commerce and fulfillment and is located in Virginia, the remaining interests in the CPI entities which engage in full service global tours and provide various other artist services and was located in Canada, Anthill which is a merchandising company located in New York and Signatures which is a merchandising company located in California.

During 2006, our North American Music segment used $334.9 million in cash for our acquisition of HOB. HOB owns and/or operates ten branded clubs in Los Angeles, Anaheim, San Diego, Las Vegas, New Orleans, Chicago, Cleveland, Orlando, Myrtle Beach and Atlantic City; The Commodore Ballroom, a club in Vancouver; and eight amphitheaters in Seattle, Los Angeles, San Diego, Denver, Dallas, Atlanta, Cleveland and Toronto. In addition, our International Music segment used $21.8 million in cash, primarily for our acquisitions of an interest in Angel Festivals Limited, a dance festival promotion company in the United Kingdom and Gamerco, S.A., a concert promotion company in Spain. Also, our other operations used $2.0 million in cash for our acquisition of Historic Theatre Group which operates three theaters in Minnesota that primarily host theatrical performances. As an offset to our use of cash for acquisitions, our Artist Nation segment received $6.8 million in cash, primarily related to our acquisitions of interests in several CPI entities, which engage in full service global tours, provide certain artist services and invest in theatrical productions; an interest in Musictoday which provides services to artists for online fan clubs and artist e-commerce and fulfillment; and an interest in Trunk, a specialty merchandise company.

Purchases of Intangibles

In 2008 and in 2007, we used $65.5 million and $47.6 million, respectively, in cash primarily related to entering into certain artist rights agreements with Madonna, Jay-Z, Shakira, Nickelback and U2 as well as for rights acquired in 2008 in connection with a 51% interest in Live Nation—Haymon Ventures, LLC.

Capital Expenditures

Venue operations is a capital intensive business, requiring continual investment in our existing venues in order to address audience and artist expectations, technological industry advances and various federal, state and/or local regulations.

We categorize capital outlays into maintenance capital expenditures and revenue generating capital expenditures. Maintenance capital expenditures are associated with the renewal and improvement of existing venues and, to a lesser extent, capital expenditures related to information systems, web development and administrative offices. Revenue generating capital expenditures generally relate to the construction of new venues or major renovations to existing buildings or buildings that are being added to our venue network. Revenue generating capital expenditures can also include smaller projects whose purpose is to add revenue and/or improve operating income. Capital expenditures typically increase during periods when venues are not in operation.

Our capital expenditures consisted of the following:

(in thousands)	2008	2007	2006
Maintenance capital expenditures	$24,989	$45,194	$48,120
Revenue generating capital expenditures	161,931	71,655	17,585

Total capital expenditures	$186,920	$116,849	$65,705

Revenue generating capital expenditures for 2008 increased significantly from the prior year primarily due to the development and renovation of various venues, including O2 Dublin in Ireland, House of Blues clubs in Houston and Boston, the Hollywood Palladium, AMG venue expansions in Sheffield and Leeds, as well as for our ticketing roll-out. The decrease in maintenance capital expenditures in 2008 as compared to the prior year is due to various projects in 2007, including the roll-out of a new financial software system, office building moves for a few locations and information technology costs for hardware and software including the build-out of a new data center.

Revenue generating capital expenditures for 2007 increased significantly from the prior year due to the development and renovation of various venues including O2 Dublin in Ireland, the House of Blues club in Dallas and the acquisition of an additional portion of the land on which we annually stage our Reading Festival in the United Kingdom. In addition, we invested additional capital in transforming our venues into wired studios to expand on the distribution opportunities of the live concert experience.

Share Repurchase Program

Our board of directors authorized a $150 million share repurchase program in December 2005. That program expired on December 31, 2006 and no new program was approved for 2007 or 2008. A total of 3.4 million shares were repurchased under this share repurchase program for an aggregate purchase price of $42.7 million, including commissions and fees, with an average purchase price of $12.65 per share.

Contractual Obligations and Commitments

Firm Commitments

In addition to the scheduled maturities on our debt, we have future cash obligations under various types of contracts. We lease office space, certain equipment and some of the venues used in our music and other operations under long-term operating leases. Some of our lease agreements contain renewal options and annual rental escalation clauses (generally tied to the consumer price index), as well as provisions for our payment of utilities and maintenance. We also have minimum payments associated with noncancelable contracts related to our operations such as artist guarantee contracts. As part of our ongoing capital projects, we will enter into construction related commitments for future capital expenditure work. The scheduled maturities discussed below represent contractual obligations as of December 31, 2008 and thus do not represent all expected expenditures for those periods.

The scheduled maturities of our outstanding long-term debt, future minimum rental commitments under noncancelable lease agreements, minimum payments under other noncancelable contracts and capital expenditures commitments as of December 31, 2008 are as follows:

	Payments Due by Period
(in thousands)	Total	2009	2010-2011	2012-2013	2014 and thereafter
Long-term debt obligations, including current maturities
Term loans and revolving credit facility	$540,065	$4,227	$8,453	$527,385	$—
2.875% convertible senior notes	220,000	—	—	—	220,000
Other long-term debt	125,648	44,411	24,926	22,435	33,876
Redeemable preferred stock	40,000	—	40,000	—	—
Estimated interest payments (1)	204,483	36,163	88,065	68,239	12,016
Non-cancelable operating lease obligations (4)	1,093,989	77,863	142,311	133,559	740,256
Non-cancelable contracts (2) (4)	967,090	489,253	102,715	173,229	201,893
Capital expenditures	11,346	8,846	2,500	—	—
Other long-term liabilities (3)

Total	$3,202,621	$660,763	$408,970	$924,847	$1,208,041

(1)	Includes dividends on the Series A and Series B redeemable preferred stock. Includes interest on the 2.875% convertible senior notes through July 2014. Excludes interest on the outstanding revolver balance. Based on the outstanding revolver balance of $122.0 million at December 31, 2008, annual interest expense through maturity in June 2012 would be approximately $6.0 million assuming a rate of 4.9% and that we maintain this level of indebtedness under the revolver.
(2)	Excluded from the non-cancelable contracts is $120.8 million related to minimum severance obligations for all employment contracts calculated as if all such employees were terminated on January 1, 2009.
(3)	Other long-term liabilities consist of $22.0 million of tax contingencies, $4.5 million of deferred revenue, $44.8 million of accrued rent and $75.1 million of various other obligations. All of our other long-term liabilities do not have contractual maturities and, therefore, we cannot predict when, or if, they will become due.
(4)	Commitment amounts for non-cancelable operating leases and non-cancelable contracts which stipulate an increase in the commitment amount based on an inflationary index have been estimated using an inflation factor of 3.0% for North America and 1.75% for the United Kingdom.

During 2006, in connection with our acquisition of the Historic Theatre Group, we guaranteed obligations related to a lease agreement. In the event of default, we could be liable for obligations which have future lease payments (undiscounted) of approximately $29.4 million through the end of 2035 which are not reflected in the table above. The scheduled future minimum rentals for this lease for the years 2009 through 2013 are $1.6 million each year. The venues under the lease agreement were included in the sale of our North American theatrical business. We entered into an Assumption Agreement with the buyer in connection with the sale, under which the buyer is assuming our obligations under the guaranty, however we remain contingently liable to the lessor. We believe that the likelihood of material liability being triggered under this lease is remote, and no liability has been accrued for these contingent lease obligations as of December 31, 2008.

Minimum rentals of $109.2 million to be received in years 2009 through 2020 under non-cancelable subleases are excluded from the commitment amounts in the above table.

Cash Flows

	Year Ended December 31,
(in thousands)	2008	2007	2006
Cash provided by (used in):
Operating activities	$(52,836)	$49,810	$17,628
Investing activities	$(67,596)	$(141,059)	$(376,071)
Financing activities	$33,984	$110,188	$268,294

Operating Activities

Year Ended 2008 Compared to Year Ended 2007

Cash used in operations was $52.8 million for the year ended December 31, 2008, compared to cash provided by operations of $49.8 million for the year ended December 31, 2007. The $102.6 million increase in cash used in operations resulted primarily from advances related to entering into certain artist rights agreements and changes in the event-related operating accounts which are dependent on the timing, size, and number of events for upcoming periods. The accounts primarily affected by this event timing were accrued event-related expenses which decreased, as compared to an increase last year, and resulted in a decrease in cash used in operating activities, partially offset by prepaid event-related expenses which increased less than last year and resulted in a decrease in cash used in operating activities.

Year Ended 2007 Compared to Year Ended 2006

Cash provided by operations was $49.8 million for the year ended December 31, 2007, compared to $17.6 million for the year ended December 31, 2006. The $32.2 million increase in cash provided by operations primarily resulted from changes in the event-related operating accounts which are dependent on the number and size of events for upcoming periods. Accounts receivable decreased, rather than increased, due to the timing and number of events during 2007 as compared to 2006 and the timing of cash collections resulting in an increase to cash provided by operations. In addition, we received more deferred revenue and paid less accrued event-related expenses during 2007 as compared to 2006 resulting in an increase to cash provided by operations. Conversely, the other assets increase was higher primarily due to advances under long-term artist rights agreements resulting in a decrease to cash provided by operating activities. Finally, we paid more prepaid event-related expenses during 2007 as compared to 2006 resulting in a decrease to cash provided by operating activities. These changes in event-related operating accounts are impacted by the timing, size and number of events related to music activity in the period.

Investing Activities

Year Ended 2008 Compared to Year Ended 2007

Cash used in investing activities was $67.6 million for the year ended December 31, 2008, compared to $141.1 million for the year ended December 31, 2007. The $73.5 million decrease in cash used in investing activities is primarily due to higher proceeds received in 2008 from the sale of our motor sports, events, and North American theatrical businesses as compared to proceeds received in 2007 from the sales of an arena/race track in Leicestershire, England, an amphitheater in Nashville, an office building in San Francisco, two music theaters and seven clubs in London and our production of Phantom: The Las Vegas Spectacular. Additionally, we used more cash in the prior year related to our acquisitions of Signatures, AMG and HOB Canada as compared to the amounts used for our 2008 acquisitions. Partially offsetting these decreases in cash used in investing activities were higher capital expenditures and acquisitions of certain artist rights in 2008.

Year Ended 2007 Compared to Year Ended 2006

Cash used in investing activities was $141.1 million for the year ended December 31, 2007, as compared to $376.1 million for the year ended December 31, 2006. The $235.0 million decrease in cash used in investing activities was primarily due to our acquisition of HOB during 2006. In addition, we received higher proceeds from the divestiture of the Oriental Theater in Chicago and our 50% interest in BIC, the Apollo Hammersmith and Forum music theaters in London, Donington Park in Leicestershire, England, seven clubs in London, an office building in San Francisco, the Starwood Amphitheater in Nashville, our remaining 50.1% interest in the production of Phantom: The Las Vegas Spectacular and a club in Cleveland, Ohio. These decreases were partially offset by increases in our capital expenditures during 2007 as compared to the prior year primarily due to the development of the House of Blues club in Dallas, the renovation of O2 Dublin in Ireland, the acquisition of an additional portion of the land on which we annually stage our Reading Festival in the United Kingdom and the wiring of our venues into live studios. Also offsetting the decreases was an increase in cash used for investing activities primarily related to intangible assets acquired for long-term artist rights agreements.

Financing Activities

Year Ended 2008 Compared to Year Ended 2007

Cash provided by financing activities was $34.0 million for the year ended December 31, 2008, compared to $110.2 million for the year ended December 31, 2007. The $76.2 million decrease in cash provided by financing activities was primarily a result of reduced net borrowings in 2008 as compared to the same period in the prior year. Included in 2007 was the issuance of our 2.875% convertible senior notes, while 2008 included higher net borrowings on our revolving credit facility and lower term loan repayments than in 2007. Additionally, in 2008 we purchased stock in connection with a put option related to an artist rights agreement which used cash and, therefore, reduced cash provided by financing activities.

Year Ended 2007 Compared to Year Ended 2006

Cash provided by financing activities was $110.2 million for the year ended December 31, 2007, as compared to $268.3 million for the year ended December 31, 2006. The $158.1 million decrease in cash provided by financing activities was primarily a result of net payments made on our term loans and revolving credit facility partially offset by increased proceeds received from the issuance of our 2.875% convertible notes during 2007 which were less than the proceeds received from the additional term loan during 2006 which was partially used to fund our acquisition of HOB in 2006.

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

We expect these trends to continue in the future. See Item 1A. Risk Factors—Our operations are seasonal and our results of operations vary from quarter to quarter and year over year, so our financial performance in certain quarters may not be indicative of, or comparable to, our financial performance in subsequent quarters or years.

Market Risk

We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates.

Foreign Currency Risk

We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported operating income of $80.4 million for the year ended December 31, 2008. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the year ended December 31, 2008 by $8.0 million. As of December 31, 2008, our primary foreign exchange exposure included the Euro, British Pound, Swedish Kroner and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities.

Occasionally, we will use forward currency contracts to reduce our exposure to foreign currency risk. The principal objective of such contracts is to minimize the risks and/or costs associated with artist fee commitments. At December 31, 2008, we had forward currency contracts outstanding with a notional amount of $10.1 million.

Interest Rate Risk

Our market risk is also affected by changes in interest rates. We had $885.7 million total debt outstanding as of December 31, 2008. Of the total amount, taking into consideration existing interest rate hedges, we have $614.9 million of fixed-rate debt and $270.8 million of floating-rate debt.

Based on the amount of our floating-rate debt as of December 31, 2008, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $0.7 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of December 31, 2008 with no subsequent change in rates for the remainder of the period.

At December 31, 2008, we have four interest rate swap agreements that are designated as cash flow hedges for accounting purposes, which include swaps and combinations of interest rate caps and floors, with a total notional amount of $312.5 million, to effectively convert a portion of our floating-rate debt to a fixed-rate basis. Two of these agreements expire in March 2009 and one in September 2010. One of these swap agreements has a forward swap with a notional amount of $162.5 million effective March 31, 2009 which expires March 31, 2011. The fair value of these agreements at December 31, 2008 was a liability of $10.9 million. These agreements were put in place to eliminate or reduce the variability of a portion of the cash flows from the interest payments related to our senior secured credit facility. The terms of our senior secured credit facility required that an interest rate swap be put in place for at least 50% of the original $325 million senior term loan and for at least three years.

As part of the acquisition of AMG, we have an interest rate swap agreement with an $18.4 million aggregate notional amount that effectively converts a portion of our floating-rate debt to a fixed-rate basis. This agreement expires in January 2015. Additionally, in connection with the financing of the redevelopment of O2 Dublin in Ireland, we have an interest rate swap agreement with a notional amount of $22.6 million that expires in December 2013. These interest rate swap agreements have not been designated as hedging instruments. Therefore, any change in fair value is recorded in earnings during the period of the change.

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

Recently Issued Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations, or Statement 141(R). Statement 141(R) establishes revised principles and requirements for the recognition and measurement of assets and liabilities in a business combination. Statement 141(R) requires (i) recognition of 100% of the fair value of acquired assets, including goodwill, and assumed liabilities upon obtaining control, (ii) contingent consideration to be recorded at fair value at acquisition date, (iii) transaction costs to be expensed as incurred, (iv) pre-acquisition contingencies to be accounted for at acquisition date at fair value and (v) costs of a plan to exit an activity or terminate or relocate employees to be accounted for as post-combination costs. Statement 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt Statement 141(R) on January 1, 2009 and apply the requirements of Statement 141(R) for business combinations that occur after the date of adoption.

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

In May 2008, the FASB issued FASB Staff Position, or FSP, APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP will change the accounting for certain convertible debt instruments, including our 2.875% convertible senior notes. Under the new rules for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the new rules for our notes is that the equity component will be included in the additional paid-in capital section of stockholders’ equity on our balance sheet and the value of the equity component will be treated as an original issue discount for purposes of accounting for the debt component of the notes. Higher interest expense will result by recognizing the accretion of the discounted carrying value of the notes to their face amount as interest expense over the expected term of the notes using an effective interest rate method of amortization. This FSP is effective for fiscal years and interim periods beginning after December 15, 2008. We will adopt the provisions of this FSP on January 1, 2009 and will be required to retroactively apply its provisions, which means we will restate our consolidated financial statements for prior periods. In applying this FSP, we estimate approximately $73.0 million of the carrying value of the convertible notes will be reclassified to equity as of the July 2007 issuance date. This amount represents the equity component of the proceeds from the notes, calculated assuming a 9.4% non-convertible borrowing rate. The discount will be accreted to interest expense over the seven-year term of the notes. Accordingly, approximately $3.2 million of additional non-cash interest expense will be recorded in 2007 and approximately $7.6 million of additional non-cash interest expense will be recorded in 2008. Additionally, we expect that the adoption of this FSP will result in additional non-cash interest expense of approximately $9.5 million, $10.4 million and $11.4 million for 2009, 2010 and 2011, respectively.

In June 2008, the FASB issued FSP Emerging Issues Task Force, or EITF, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, or FSP EITF 03-6-1. FSP EITF 03-6-1 was issued to clarify that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities and provide guidance on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method. FSP EITF 03-6-1 is effective for fiscal years and interim periods beginning after December 15, 2008. We will adopt FSP EITF 03-6-1 on January 1, 2009 and are currently assessing the impact adoption will have on our earnings per share.

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

We use various assumptions in determining the current fair market value of these assets, including future expected cash flows and discount rates, as well as future salvage values and other fair value measures. For intangibles related to artist rights, the Company uses assumptions about future revenue and operating income for the rights acquired. These projections are based on information about the artists’ past results and expectations about future results. Our impairment loss calculations require us to apply judgment in estimating future cash flows, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.

If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results of operations.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. We review goodwill for impairment at least annually to determine the fair value of our reporting units. The fair value of our reporting units is used to apply value to the net assets of each reporting unit. To the extent that the carrying amount of net assets would exceed the fair value, an impairment charge may be required to be recorded.

The process of evaluating goodwill for impairment involves the determination of the fair value of our reporting units. We use both market multiples and discounted cash flow projections in developing fair values. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, our interpretation of current economic indicators and market valuations, and assumptions about our strategic plans with regard to our operations. Due to the uncertainties associated with such estimates, actual results could differ from such estimates.

Revenue Recognition

Revenue from the promotion and production of an event is recognized after the performance occurs upon settlement of the event. Revenue related to larger global tours is recognized after the performance occurs; however, any profits related to these tours, primarily related to music tour production and tour management services, is recognized after minimum revenue thresholds, if any, have been achieved. Revenue collected in advance of the event is recorded as deferred revenue until the event occurs. Revenue collected from sponsorships and other revenue, which is not related to any single event, is classified as deferred revenue and generally amortized over the operating season or the term of the contract.

Revenue from our ticketing operations primarily consists of convenience and order processing fees charged at the time a ticket for an event is sold and is recorded on a net basis (net of the face value of the ticket). For tickets sold for events at our owned and/or operated venues, this revenue is recognized after the performance occurs upon settlement of the event. Revenue for these ticket fees collected in advance of the event is recorded as deferred revenue until the event occurs. These fees will be shared between our Ticketing segment and the North American Music segment. For tickets sold for events for third-party venues, this revenue is recognized at the time of the sale and is recorded by our Ticketing segment.

For multiple element contracts, we allocate consideration to the multiple elements based on the relative fair values of each separate element which are determined based on prices charged for such items when sold on a stand alone basis. In cases where there is no objective and reliable evidence of the fair value of certain element(s) in an arrangement, we account for the transaction as a single unit of accounting per the requirements of EITF 00-21, Revenue Arrangements with Multiple Deliverables.

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

Stock-Based Compensation

We follow the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or Statement 123(R). In accordance with Statement 123(R), we continue to use the Black-Scholes option pricing model to estimate the fair value of our stock options at the date of grant. Judgment is required in estimating the amount of stock-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, non-cash compensation expense could be materially impacted.

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

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is as follows:

Year Ended December 31,
2008	2007	2006	2005	2004
*	*	*	*	*

*	For the years ended December 31, 2008, 2007, 2006, 2005 and 2004, fixed charges exceeded earnings from continuing operations before income taxes and fixed charges by $338.4 million, $37.4 million, $38.0 million, $67.0 million and $17.0 million, respectively.

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

Required information is within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Live Nation, Inc.

We have audited the accompanying consolidated balance sheets of Live Nation, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audit also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Live Nation, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 13 to the consolidated financial statements, in 2007 the Company changed its method of accounting for income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Live Nation, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2009 expressed an unqualified opinion thereon.

/s/     Ernst & Young LLP

Los Angeles, California

March 3, 2009

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(in thousands except share data)
ASSETS
Current assets
Cash and cash equivalents	$199,660	$338,991
Accounts receivable, less allowance of $10,376 in 2008 and $18,928 in 2007	217,286	264,316
Prepaid expenses	194,355	186,379
Other current assets	28,517	44,722

Total current assets	639,818	834,408
Property, plant and equipment
Land, buildings and improvements	990,433	1,018,079
Furniture and other equipment	260,524	236,320
Construction in progress	41,282	51,725

	1,292,239	1,306,124
Less accumulated depreciation	404,504	391,079

	887,735	915,045
Intangible assets
Intangible assets—net	514,469	382,999
Goodwill	205,296	471,542
Other long-term assets
Notes receivable, less allowance of $562 in 2008 and $745 in 2007	672	1,703
Investments in nonconsolidated affiliates	18,519	23,443
Other long-term assets	212,148	122,963

Total assets	$2,478,657	$2,752,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$53,563	$79,273
Accrued expenses	378,992	511,636
Deferred revenue	225,664	259,868
Current portion of long-term debt	48,637	36,345
Other current liabilities	64,381	18,348

Total current liabilities	771,237	905,470

Long-term debt	837,076	786,261
Other long-term liabilities	146,360	91,465
Minority interest liability	61,722	61,841
Series A and Series B redeemable preferred stock	40,000	40,000
Commitments and contingent liabilities (Note 11)

Stockholders’ equity
Preferred stock—Series A Junior Participating, $.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Preferred stock, $.01 par value; 30,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 450,000,000 shares authorized; 78,528,724 and 74,893,005 shares issued and outstanding in 2008 and 2007, respectively	785	749
Additional paid-in capital	993,005	940,848
Retained deficit	(362,706)	(130,941)
Cost of shares held in treasury (505,811 shares in 2008)	(7,861)	—
Accumulated other comprehensive income (loss)	(961)	56,410

Total stockholders’ equity	622,262	867,066

Total liabilities and stockholders’ equity	$2,478,657	$2,752,103

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(in thousands except share and per share data)
Revenue	$4,166,838	$3,755,470	$3,294,471
Operating expenses:
Direct operating expenses	3,324,672	3,003,610	2,678,869
Selling, general and administrative expenses	655,351	592,983	468,970
Depreciation and amortization	147,467	116,834	123,628
Goodwill impairment	269,902	—	—
Loss (gain) on sale of operating assets	1,108	(20,654)	(9,987)
Corporate expenses	52,498	45,854	33,863

Operating income (loss)	(284,160)	16,843	(872)
Interest expense	63,023	61,753	37,194
Interest income	(10,192)	(13,476)	(11,025)
Equity in (earnings) losses of nonconsolidated affiliates	(2,264)	5,058	(1,716)
Minority interest expense	1,426	6,160	11,449
Other income—net	(28)	(147)	(489)

Loss from continuing operations before income taxes	(336,125)	(42,505)	(36,285)
Income tax expense (benefit):
Current	(24,057)	5,625	8,268
Deferred	8,132	7,649	10,334

Loss from continuing operations	(320,200)	(55,779)	(54,887)
Income from discontinued operations, net of tax	88,435	43,843	23,445

Net loss	(231,765)	(11,936)	(31,442)
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on cash flow derivatives	(9,094)	(1,888)	104
Currency translation adjustments	(48,277)	37,579	27,032

Comprehensive income (loss)	$(289,136)	$23,755	$(4,306)

Basic and diluted income (loss) per common share:
Loss from continuing operations	$(4.20)	$(0.81)	$(0.85)
Income from discontinued operations	1.16	0.64	0.37

Net loss	$(3.04)	$(0.17)	$(0.48)

Weighted average common shares outstanding:
Basic	76,228,275	68,440,582	64,853,243

Diluted	76,228,275	68,440,582	64,853,243

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share data)
Balances at December 31, 2005	67,174,912	$672	$748,011	$(87,563)	$(18,003)	$(6,417)	$636,700
Net loss	—	—	—	(31,442)	—	—	(31,442)
Non-cash compensation	—	—	3,307	—	—	—	3,307
Common shares issued for business acquisitions	—	—	16,395	—	21,246	—	37,641
Spin-off adjustment	—	—	(9,965)	—	—	—	(9,965)
Purchase of common shares	—	—	—	—	(24,715)	—	(24,715)
Unrealized gain on cash flow derivatives	—	—	—	—	—	335	335
Realized gain on cash flow derivatives	—	—	—	—	—	(231)	(231)
Currency translation adjustment	—	—	—	—	—	27,032	27,032

Balances at December 31, 2006	67,174,912	$672	$757,748	$(119,005)	$(21,472)	$20,719	$638,662

Net loss	—	—	—	(11,936)	—	—	(11,936)
Non-cash compensation	93,000	1	16,975	—	—	—	16,976
Common shares issued for business acquisitions	6,450,722	64	139,725	—	21,884	—	161,673
Common shares issued for operational contracts	1,174,371	12	26,400	—	—	—	26,412
Purchase of common shares	—	—	—	—	(412)	—	(412)
Unrealized loss on cash flow derivatives	—	—	—	—	—	(1,537)	(1,537)
Realized gain on cash flow derivatives	—	—	—	—	—	(351)	(351)
Currency translation adjustment	—		—	—	—	37,579	37,579

Balances at December 31, 2007	74,893,005	$749	$940,848	$(130,941)	$—	$56,410	$867,066

Net loss	—	—	—	(231,765)	—	—	(231,765)
Non-cash compensation	1,303,899	13	22,510	—	810	—	23,333
Common shares issued for operational contracts	2,331,820	23	44,232	—	—	—	44,255
Purchase of common shares	—	—	—	—	(28,710)	—	(28,710)
Sale of common shares	—	—	(14,585)	—	20,039	—	5,454
Unrealized loss on cash flow derivatives	—	—	—	—	—	(10,900)	(10,900)
Realized loss on cash flow derivatives	—	—	—	—	—	1,806	1,806
Currency translation adjustment	—		—	—	—	(48,277)	(48,277)

Balances at December 31, 2008	78,528,724	$785	$993,005	$(362,706)	$(7,861)	$(961)	$622,262

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Cash flows from operating activities
Net loss	$(231,765)	$(11,936)	$(31,442)
Reconciling items:
Depreciation	86,059	85,848	118,343
Amortization of intangibles	62,163	34,980	9,824
Goodwill impairment	282,939	—	—
Impairment of other operational assets	16,035	—	—
Deferred income tax expense	8,132	7,649	10,334
Amortization of debt issuance costs	3,964	2,095	736
Non-cash compensation expense	34,556	29,191	3,432
Gain on sale of operating assets	(165,448)	(51,226)	(11,640)
Loss (gain) on sale of other investments	—	(64)	1,659
Equity in earnings of nonconsolidated affiliates	(720)	(4,806)	(8,407)
Minority interest expense	1,587	7,869	12,209
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable	2,130	3,827	(55,504)
Increase in prepaid expenses	(25,603)	(51,554)	(11,837)
Increase in other assets	(107,376)	(50,951)	(1,762)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(48,473)	30,858	3,902
Increase (decrease) in deferred revenue	28,984	18,030	(22,219)

Net cash provided by (used in) operating activities	(52,836)	49,810	17,628

Cash flows from investing activities
Collection of notes receivable	334	1,910	4,427
Advances to notes receivable	—	(879)	(2,420)
Distributions from nonconsolidated affiliates	7,269	16,195	15,922
Investments made to nonconsolidated affiliates	(250)	(5,261)	(14,657)
Proceeds from disposal of other investments	—	3,616	1,743
Purchases of property, plant and equipment	(186,920)	(116,849)	(65,705)
Proceeds from disposal of operating assets, net of cash divested	198,665	132,106	36,292
Cash paid for acquisitions, net of cash acquired	(19,657)	(124,285)	(351,858)
Purchases of intangible assets	(65,460)	(47,568)	(796)
Decrease (increase) in other—net	(1,577)	(44)	981

Net cash used in investing activities	(67,596)	(141,059)	(376,071)

Cash flows from financing activities
Proceeds from long-term debt, net of debt issuance costs	420,327	399,781	339,491
Payments on long-term debt	(369,610)	(285,635)	(78,253)
Contributions from minority interest partners	8,847	—	33,188
Distributions to minority interest partners	(3,042)	(4,424)	(1,415)
Proceeds from exercises of stock options	636	466	—
Proceeds from sales of common stock	5,454	—	—
Payments for purchases of common stock	(28,628)	—	(24,717)

Net cash provided by financing activities	33,984	110,188	268,294
Effect of exchange rate changes on cash and cash equivalents	(52,883)	6,172	313

Net increase (decrease) in cash and cash equivalents	(139,331)	25,111	(89,836)
Cash and cash equivalents at beginning of period	338,991	313,880	403,716

Cash and cash equivalents at end of period	$199,660	$338,991	$313,880

Supplemental disclosure
Cash paid during the year for:
Interest	$59,270	$57,596	$35,406
Income taxes	$23,250	$20,683	$20,508

See Notes to Consolidated Financial Statements

LIVE NATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Live Nation, Inc. (the “Company”, or “Live Nation”) was incorporated in Delaware in August 2005 in preparation for the contribution and transfer by Clear Channel Communications, Inc. (“Clear Channel”) of substantially all of its entertainment assets and liabilities to the Company (the “Separation”). The Company completed the Separation in December 2005 and became a publicly traded company on the New York Stock Exchange trading under the symbol “LYV”.

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

Basis of Presentation and Principles of Consolidation

As a result of the Separation, the Company recognized the par value and additional paid-in capital in connection with the issuance of its common stock in exchange for the net assets contributed at that time, and the Company began accumulating retained deficits and currency translation adjustments upon completion of the Separation. Beginning on December 21, 2005, the Company’s consolidated financial statements include all accounts of the Company, its majority owned subsidiaries and variable interest entities for which the Company is the primary beneficiary.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. The Company’s cash and cash equivalents consist primarily of domestic and foreign bank accounts as well as money market accounts. To reduce its credit risk, the Company monitors the credit standing of the financial institutions that hold the Company’s cash and cash equivalents and also only invests in AAA-rated money market accounts.

LIVE NATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s available cash and cash equivalents is held in accounts managed by third-party financial institutions and consists of cash in our operating accounts and invested cash. The invested cash is invested in interest-bearing funds managed by third-party financial institutions. These funds generally invest in direct obligations of the government of the United States. Cash held in operating accounts in many cases exceeds the Federal Deposit Insurance Corporation, or FDIC, insurance limits. While the Company monitors cash and cash equivalents balances in its operating accounts on a regular basis and adjusts the balances as appropriate, these balances could be impacted if the underlying financial institutions fail. To date, the Company has experienced no loss or lack of access to its cash or cash equivalents; however, the Company can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Prepaid Expenses

The majority of the Company’s prepaid expenses relate to event expenses including show advances and deposits and other costs directly related to future music events. For advances that are expected to be recouped over a period of more than 12 months, the long-term portion of the advance is classified as other long-term assets. Such costs are charged to operations upon completion of the related events.

Purchase Accounting

The Company accounts for its business acquisitions under the purchase method of accounting. The total cost of acquisitions is allocated to the underlying identifiable net assets based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates and asset lives among other items. In addition, reserves have been established on the Company’s balance sheet related to acquired liabilities and qualifying restructuring costs and contingencies based on assumptions made at the time of acquisition. The Company evaluates these reserves on a regular basis to determine the adequacies of the amounts.

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

LIVE NATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Leasehold improvements are depreciated over the shorter of the economic life or associated lease term assuming renewal periods, if appropriate. Expenditures for maintenance and repairs are charged to operations as incurred, whereas expenditures for renewal and improvements are capitalized.

The Company tests for possible impairment of property, plant, and equipment whenever events or circumstances change, such as a significant reduction in operating cash flow or a dramatic change in the manner that the asset is intended to be used which may indicate that the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the estimated undiscounted future cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the estimated undiscounted future cash flow amount, an impairment charge is recorded based on the difference between the discounted future cash flow estimates and the carrying value. Any such impairment charge is recorded in depreciation and amortization expense in the statement of operations. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows.

Intangible Assets

The Company classifies intangible assets as definite-lived, indefinite-lived or goodwill. Definite-lived intangibles primarily include venue management and leasehold agreements, artist relationships, trademarks and naming rights, all of which are amortized either pro-rata over the respective lives of the agreements, typically three to twenty years, or on a basis more representative of the time pattern over which the benefit is derived. The Company periodically reviews the appropriateness of the amortization periods related to its definite-lived assets. These assets are stated at cost or fair value. Indefinite-lived intangibles primarily include intangible value related to trade names. The excess cost over fair value of net assets acquired is classified as goodwill. The goodwill and indefinite-lived intangibles are not subject to amortization, but are tested for impairment at least annually.

The Company tests for possible impairment of definite-lived intangible assets whenever events or circumstances change, such as a significant reduction in operating cash flow or a dramatic change in the manner that the asset is intended to be used which may indicate that the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the estimated undiscounted future cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the estimated undiscounted future cash flow amount, an impairment charge is recorded based on the difference between the discounted future cash flow estimates and the carrying value. Any such impairment charge is recorded in depreciation and amortization expense in the statement of operations. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows.

At least annually, the Company performs its impairment test for each reporting unit’s goodwill using a two-step approach. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds the book value, goodwill is not considered impaired. If the book value exceeds the fair value, the second step of the process is performed to measure the amount of impairment. Certain assumptions are used in determining the fair value in both step one and step two, including assumptions about market multiples, control premiums, projected cash flows, discount rates, terminal values and attrition rates. The Company also tests goodwill for impairment in other periods if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The Company tests indefinitive-lived intangible assets annually for impairment by comparing the fair value of the asset to its carrying value. An impairment charge is recorded based on the difference between the fair value of the asset and the carrying value.

LIVE NATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nonconsolidated Affiliates

In general, investments in which the Company owns 20% to 50% of the common stock or otherwise exercises significant influence over the affiliate are accounted for under the equity method. The Company does not recognize gains or losses upon the issuance of securities by any of its equity method investees. The Company reviews the value of equity method investments and records impairment charges in the statement of operations for any decline in value that is determined to be other-than-temporary.

Operational Assets

As part of the Company’s operations, it will invest in certain assets or rights to use assets. The Company reviews the value of these assets and records impairment charges in direct operating expenses in the statement of operations for any decline in value that is determined to be other-than-temporary.

Financial Instruments

Due to their short maturity, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximated their fair values at December 31, 2008 and 2007. With the exception of the Company’s 2.875% convertible senior notes, none of the Company’s other debt is publicly-traded and because the majority of the interest on this debt accrues at a variable rate, the carrying amounts of long-term debt typically approximate their fair value, however due to recent market volatility, a fair value cannot be determined. The 2.875% convertible senior notes can be traded, but not on a public market, and therefore their fair value cannot be approximated at December 31, 2008 and 2007.

The Company has fixed rate debt with a minority interest partner of $37.8 million and $26.6 million at December 31, 2008 and 2007, respectively. The Company is unable to determine the fair value.

Income Taxes

The Company’s provision for income taxes has been computed on the basis that the Company files consolidated income tax returns with its subsidiaries. The Company accounts for income taxes using the liability method in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“Statement 109”). Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if the Company believes it is more likely than not that some portion of or the entire asset will not be realized. As all earnings from the Company’s foreign operations are permanently reinvested and not distributed, the Company’s income tax provision does not include additional United States (“U.S.”) taxes on foreign operations. It is not practical to determine the amount of federal income taxes, if any, that might become due in the event that the earnings were distributed.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

The Company has established a policy of including interest related to tax loss contingencies in income tax expense (benefit).

LIVE NATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s provision for income taxes is further disclosed in Note 13.

Revenue Recognition

Revenue from the promotion and production of an event is recognized after the performance occurs upon settlement of the event. Revenue related to larger global tours is recognized after the performance occurs; however, any profits related to these tours, primarily related to music tour production and tour management services, is recognized after minimum revenue guarantee thresholds, if any, have been achieved. Revenue collected in advance of the event is recorded as deferred revenue until the event occurs. Revenue collected from sponsorships and other revenue, which is not related to any single event, is classified as deferred revenue and generally amortized over the operating season or the term of the contract. Membership revenue is recognized on a straight-line basis over the term of the membership.

Revenue from the Company’s ticketing operations primarily consists of convenience and order processing fees charged at the time a ticket for an event is sold and is recorded on a net basis (net of the face value of the ticket). For tickets sold for events at the Company’s owned and/or operated venues, this revenue is recognized after the performance occurs upon settlement of the event. Revenue for these ticket fees collected in advance of the event is recorded as deferred revenue until the event occurs. These fees will be shared between the Company’s Ticketing segment and the North American Music segment. For tickets sold for events for third-party venues, this revenue is recognized at the time of the sale and is recorded by the Company’s Ticketing segment.

For multiple element contracts, the Company allocates consideration to the multiple elements based on the relative fair values of each separate element which are determined based on prices charged for such items when sold on a stand alone basis. In cases where there is no objective and reliable evidence of the fair value of certain element(s) in an arrangement, the Company accounts for the transaction as a single unit of accounting per the requirements of Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables.

The Company accounts for taxes that are externally imposed on revenue producing transactions on a net basis, as a reduction to revenue.

Barter Transactions

Barter transactions represent the exchange of display space or tickets for advertising, merchandise or services. These transactions are generally recorded at the lower of the fair value of the display space or tickets relinquished or the fair value of the advertising, merchandise or services received. Revenue is recognized on barter transactions when the advertisements are displayed or the event occurs for which the tickets are exchanged. Expenses are recorded when the advertising, merchandise or service is received or when the event occurs. Barter revenue for the years ended December 31, 2008, 2007 and 2006, was approximately $42.5 million, $34.7 million and $38.1 million, respectively, and is included in total revenue. Barter expense for the years ended December 31, 2008, 2007 and 2006, was approximately $42.7 million, $34.5 million and $37.7 million, respectively, and is included in direct operating expenses and selling, general and administrative expenses.

Foreign Currency

Results of operations for foreign subsidiaries and foreign equity investees are translated into U.S. dollars using the average exchange rates during the year. The assets and liabilities of those subsidiaries and investees are translated into U.S. dollars using the exchange rates at the balance sheet date. The Company does not currently

LIVE NATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

have operations in highly inflationary countries. The related translation adjustments are recorded in a separate component of stockholders’ equity in accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in operations.

Advertising Expense

The Company records advertising expense as it is incurred on an annual basis. Advertising expenses of $186.5 million, $191.6 million and $163.2 million were recorded during the years ended December 31, 2008, 2007 and 2006, respectively.

Direct Operating Expenses

Direct operating expenses include artist fees, show related marketing and advertising expenses and salaries and wages related to seasonal employees at the Company’s venues along with other costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and wages related to full-time employees and fixed rent along with other costs.

Depreciation and Amortization

The Company’s depreciation and amortization expense is presented as a separate line item in the consolidated statements of operations. There is no depreciation or amortization expense included in direct operating expenses or selling, general and administrative expenses.

Non-Cash Compensation

The Company follows the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”). Under the fair value recognition provisions of Statement 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is amortized to selling, general and administrative expenses and corporate expenses on a straight-line basis over the awards’ vesting period.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments, and assumptions that affect the amounts reported in the financial statements and accompanying notes including, but not limited to, legal, tax and insurance accruals. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the 2007 and 2006 consolidated financial statements to conform to the 2008 presentation to report discontinued operations. Refer to Note 5.

LIVE NATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

Recently Adopted Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement 157”). Statement 157 provides guidance for using fair value to measure assets and liabilities and also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Statement 157 does not expand the use of fair value in any new circumstances. The Company adopted Statement 157 on January 1, 2008 for all financial assets and liabilities recognized or disclosed at fair value in its consolidated financial statements on a recurring basis (at least annually). Refer to Note 10. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date for these items was delayed to fiscal years beginning after November 15, 2008. The Company is currently assessing the impact on its nonfinancial assets and liabilities that the adoption of Statement 157 will have on its financial position and results of operations.

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

LIVE NATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP will change the accounting for certain convertible debt instruments, including the Company’s 2.875% convertible senior notes. Under the new rules for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity would separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the new rules for the Company’s notes is that the equity component will be included in the additional paid-in capital section of stockholders’ equity on the Company’s balance sheet and the value of the equity component will be treated as an original issue discount for purposes of accounting for the debt component of the notes. Higher interest expense will result by recognizing the accretion of the discounted carrying value of the notes to their face amount as interest expense over the expected term of the notes using an effective interest rate method of amortization. This FSP is effective for fiscal years and interim periods beginning after December 15, 2008. The Company will adopt the provisions of this FSP on January 1, 2009 and will be required to retroactively apply its provisions, which means the Company will restate its consolidated financial statements for prior periods. In applying this FSP, the Company estimates approximately $73.0 million of the carrying value of the convertible notes will be reclassified to equity as of the July 2007 issuance date. This amount represents the equity component of the proceeds from the notes, calculated assuming a 9.4% non-convertible borrowing rate. The discount will be accreted to interest expense over a seven-year term which is when the related put and call are exercisable. Accordingly, approximately $3.2 million of additional non-cash interest expense will be reported in 2007 and approximately $7.6 million of additional non-cash interest expense will be reported in 2008. Additionally, the Company expects that the adoption of this FSP will result in additional non-cash interest expense of approximately $9.5 million, $10.4 million and $11.4 million for 2009, 2010 and 2011, respectively.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 was issued to clarify that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities and provide guidance on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method. FSP EITF 03-6-1 is effective for fiscal years and interim periods beginning after December 15, 2008. The Company will adopt FSP EITF 03-6-1 on January 1, 2009 and is currently assessing the impact adoption will have on its earnings per share.

NOTE 2—LONG-LIVED ASSETS

Property, Plant and Equipment

The Company tests for possible impairment of property, plant and equipment whenever events or circumstances change, such as a significant reduction in operating cash flow or a dramatic change in the manner that the asset is intended to be used indicate that the carrying amount of the asset may not be recoverable.

LIVE NATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fourth quarter of 2008 and 2007 and the third and fourth quarters of 2006, the Company reviewed the carrying value of certain property, plant and equipment assets that management determined would, more likely than not, be disposed of before the end of their previously estimated useful lives or had an indicator that future operating cash flows may not support their carrying value. It was determined that several of those assets were impaired since the estimated undiscounted cash flows associated with those assets were less than their carrying value. These cash flows were calculated using estimated sale values of the land for the assets being evaluated for disposal, that were developed based on an approximate value related to the best use of the land or appraised values or a sales offer, in addition to operating cash flows, all of which were used to approximate fair value. For the year ended December 31, 2006, the Company recorded impairment charges primarily related to several amphitheaters to be disposed of or determined to be impaired and a theater project that is no longer being pursued for which impairment charges of $42.5 million and $9.1 million were recorded in the Company’s North American Music segment and other operations, respectively. For the year ended December 31, 2007, an impairment charge of $3.8 million was recorded in the Company’s North American Music segment related to an amphitheater that was determined to be impaired and an amphitheater that is no longer being used. For the year ended December 31, 2008, an impairment charge of $7.3 million was recorded in the Company’s North American Music segment related to a club and two amphitheaters that were determined to be impaired. The impairment charges for all three years were recorded as a component of depreciation and amortization.

During 2008, the Company recorded asset retirement obligations of $2.6 million primarily related to obligations for meeting regulatory requirements for certain venues in the United Kingdom obtained in the acquisition of Academy Music Holdings Limited Group (“AMG”).

During 2007, the Company released $3.4 million of asset retirement obligations, originally recorded in connection with the Mean Fiddler Music Group, PLC (“Mean Fiddler”) acquisition, due to the sale in 2007 of a portion of these venues. In addition, the Company recorded $1.9 million in additional asset retirement obligations related to various properties in the United Kingdom.

The following table presents the activity related to the Company’s asset retirement obligations as of December 31, 2008 and 2007:

	2008	2007
	(in thousands)
Balance as of January 1	$5,032	$8,835
Additions	2,570	1,920
Accretion of liability	217	144
Liabilities settled	(1,367)	(6,044)
Foreign currency	(1,384)	177

Balance as of December 31	$5,068	$5,032

LIVE NATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Definite-lived Intangibles

The Company has definite-lived intangible assets which are amortized over the shorter of either the respective lives of the agreements or the period of time the assets are expected to contribute to the Company’s future cash flows. The amortization is recognized on either a straight line basis or units of production basis. The following table presents the gross carrying amount and accumulated amortization of definite-lived intangible assets as of December 31, 2008 and 2007:

	December 31, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Revenue-generating contracts	$279,565	$(21,253)	$258,312	$121,766	$(10,967)	$110,799
Non-compete agreements	130,157	(30,351)	99,806	176,431	(17,995)	158,436
Venue management and leaseholds	102,544	(16,020)	86,524	82,693	(8,848)	73,845
Trademarks and naming rights	22,731	(6,616)	16,115	14,390	(4,042)	10,348
Artist relationships	19,276	(1,075)	18,201	—	—	—
Other	6,546	(770)	5,776	4,286	(761)	3,525

Total	$560,819	$(76,085)	$484,734	$399,566	$(42,613)	$356,953

During the year ended December 31, 2008, the Company recorded additional definite-lived intangible assets totaling $123.0 million due primarily to purchase accounting adjustments for venue management and leasehold interests, naming rights, artist relationships and revenue-generating contracts resulting from the Company’s 2007 acquisitions of AMG and Signatures SNI, Inc. (“Signatures”), the acquisition in the first quarter of 2008 of the operating company that manages and holds the lease for the Heineken Music Hall located in Amsterdam, and the second quarter acquisitions of the remaining interests the Company did not already own in Lugerinc. AB and Moondog Entertainment AB (“Luger and Moondog”), both music-related companies in Sweden, and a 78.3% interest in DFC Holdings Limited (“DF Concerts”), a promoter in Scotland, through a joint venture with Gaiety Investments. The Company owns 50.1% of the joint venture with Gaiety Investments. These additional definite-lived intangible assets have a weighted average life of approximately eleven years in total and approximately eleven years for revenue generating contracts, nine years for non-compete agreements, eight years for venue management and leaseholds, eleven years for trademarks and naming rights, fourteen years for artist relationships and four years for other definite-lived intangible assets. Additionally, the Company recorded purchase accounting adjustments for the Company’s 2007 acquisition of the remaining interest in Concert Productions International (“CPI”) resulting in a reduction of $53.3 million in artist relationship intangible assets due to a reclassification to goodwill. The Company also recorded an adjustment of $4.8 million to reduce definite-lived intangible assets in connection with the sale of the Events business.

In addition, the Company recorded other definite-lived intangible assets of $136.0 million related to certain artist rights agreements and rights acquired in connection with a 51% interest in Live Nation—Haymon Ventures, LLC. Additionally, the impact of foreign exchange rates on definite-lived intangible assets resulted in a decrease of $26.2 million.

For the year ended December 31, 2008, the Company recorded a $7.6 million impairment of definite-lived intangible assets in its North American Music segment related to a naming right intangible that was determined to be impaired.

For the year ended December 31, 2007, the Company recorded definite-lived intangible assets totaling $240.1 million due to purchase accounting adjustments for venue management and leasehold interests, revenue-

LIVE NATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

generating contracts and artist relationships primarily resulting from the Company’s 2006 acquisition of HOB Entertainment, Inc. (“HOB”) and the Company’s 2007 acquisitions of the remaining interest in CPI and House of Blues Concerts Canada (“HOB Canada”). These additional definite-lived intangible assets have a weighted average life of approximately ten years in total and approximately ten years for revenue generating contracts, nine years for non-compete agreements, twelve years for venue management and leaseholds, four years for trademarks and naming rights and five years for other definite-lived intangible assets.

In addition in 2007, the Company recorded other definite-lived intangible assets of $73.6 million related to revenue-generating contracts not acquired through acquisitions.

Total amortization expense from definite-lived intangible assets for the years ended December 31, 2008, 2007 and 2006 was $62.0 million, $34.9 million and $9.8 million, respectively. For the year ended December 31, 2008, the Company recorded an impairment related to definite-lived intangibles of $4.9 million and $0.2 million which are included in depreciation and amortization in the Company’s North American Music and Artist Nation segments, respectively.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets that exist at December 31, 2008:

(in thousands)
2009	$59,440
2010	54,859
2011	54,729
2012	44,072
2013	62,432

As acquisitions and dispositions occur in the future and the valuation of intangible assets for recent acquisitions is completed, amortization expense may vary.

Indefinite-lived Intangibles

The Company has indefinite-lived intangible assets which consist primarily of the intangible value related to trade names which are reviewed for impairment at least annually. These indefinite-lived intangible assets had a carrying value of $29.7 million and $26.0 million as of December 31, 2008 and 2007, respectively. The increase in indefinite-lived intangible assets during 2008 was due primarily to the intangible value related to trade names resulting from purchase accounting adjustments for the Company’s 2007 acquisition of AMG.

Goodwill

The Company reorganized its segments beginning in 2008 and 2007 in accordance with the change in the management of the business units and therefore changed its reportable operating segments to North American Music, International Music, Artist Nation and Ticketing. Prior to 2008, the Company also reported a Global Theater segment which has been eliminated after the divestiture of substantially all of the Company’s North American theatrical business in January 2008. The Company’s United Kingdom theatrical venue operation business, previously included in Global Theater, is now reported in other operations. As a result, goodwill has been reallocated to the new reporting business units that make up these segments utilizing a fair value approach. When reallocating goodwill as part of a reorganization, the Company allocates goodwill based on the relative fair values similar to that used when a portion of a reporting unit is being disposed of. The Company believes a common method used to determine the fair value of a business in its industry is a multiple of projected earnings

LIVE NATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

before interest, taxes, depreciation and amortization. Beginning with the last year-end prior to the separation date, or December 31, 2004, the Company reallocated the goodwill assigned to it by Clear Channel at Separation using each reporting unit’s relative fair value as calculated by the respective reporting unit’s percentage of total Company projected earnings before interest, taxes, depreciation and amortization, excluding Corporate and reporting units that had a fair value less than zero. Goodwill related to specific acquisitions subsequent to December 31, 2004 was attributed to the respective new reporting units directly (specific allocation). Please see the table below for detail of the allocations from the old reportable segments to the new reportable segments.

In accordance with FASB Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), the Company tests goodwill for impairment annually as of October 1, using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of any potential impairment, compares the implied fair value of the reporting unit with the carrying amount of goodwill. The Company also tests goodwill for impairment in other periods if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

As a result of the negotiations related to the sale of it non-core events business at September 30, 2008, discussed further below the table, the Company recorded a $13.0 million impairment of goodwill in its Other reporting unit during the third quarter of 2008. This impairment is reflected in discontinued operations.

During the fourth quarter of 2008, while the Company was performing its annual impairment test as of October 1, the Company experienced a significant decline in its market capitalization. Since a favorable result from an October 1 test would not have prevented a second impairment test at December 31, 2008, a single impairment test was completed as of December 31, 2008. Based upon the results of this impairment test, the Company recorded impairment charges of $189.2 million and $80.7 million related to its North American Music and Artist Nation reporting units, respectively, which represented all of the remaining goodwill previously recorded for these reporting units.

The process of evaluating goodwill for impairment involves the determination of the fair value of the Company’s reporting units. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. Due to the uncertainties associated with such estimates, actual results could differ from such estimates. In performing the first step of its impairment analysis, the Company developed a consolidated fair value using a market multiple methodology, which was then allocated to the individual reporting units based upon the discounted cash flows developed for each reporting unit. In performing the second step of its impairment analysis for the reporting units that failed the step one test, the Company developed fair values using the discounted cash flows methodology.

The market multiple methodology establishes fair value by comparing the Company to other publicly-traded companies that are similar to it from an operational and economic standpoint. The market multiple methodology compares the Company to the similar companies on the basis of risk characteristics in order to determine its risk profile relative to the comparable companies as a group. This analysis generally focuses on quantitative considerations, which include financial performance and other quantifiable data, and qualitative considerations, which include any factors which are expected to impact future financial performance. The most significant assumptions affecting the market multiple methodology are the market multiples and control premium. The market multiples the Company uses are: (a) business enterprise value to earnings before interest, taxes and depreciation and amortization and (b) business enterprise value to revenue. A control premium represents the value an investor would pay above minority interest transaction prices in order to obtain a controlling interest in the respective company.

LIVE NATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The discounted cash flow methodology uses the Company’s projections of financial performance. The most significant assumptions used in the discounted cash flow methodology are the discount rate, the terminal value or attrition rate and expected future revenues and operating margins, which vary among reporting units.

For each reportable operating segment, the reporting units are determined to be either the operating segment or the components thereof in accordance with Statement 142. For 2008, the Company’s reporting units were determined to be its operating segments. The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the years ended December 31, 2008 and 2007:

	2006 Segments			2007/2008 Segments
	Events	Venues and Sponsorship	Digital Distribution	North American Music	International Music	Artist Nation	Ticketing	Other(2)	Total
	(in thousands)
Balance as of December 31, 2006	$82,151	$324,950	$16,068	$—	$—	$—	$—	$—	$423,169
Recast balances (1)
Fair value approach	$(5,679)	$(13,317)	$(4,972)	8,288	8,400	1,904	—	5,376	—
Specific allocation	$(76,472)	$(311,633)	$(11,096)	281,863	104,256	11,100	—	1,982	—
Current year changes
Acquisitions—current year				30,148	66,463	60,760	—	—	157,371
Acquisitions—prior year				(113,074)	2,688	(346)	—	1,175	(109,557)
Dispositions				—	(7,441)	—	—	—	(7,441)
Foreign currency				4,355	4,413	1,000	—	2,825	12,593
Adjustments				(1,396)	(1,966)	(325)	—	(906)	(4,593)

Balance as of December 31, 2007	$—	$—	$—	210,184	176,813	74,093	—	10,452	471,542
Current year changes
Acquisitions—current year				967	43,557	560	—	—	45,084
Acquisitions—prior year				(19)	1,277	10,316	—	13,037	24,611
Dispositions				—	—	—	—	(6,717)	(6,717)
Impairment				(189,238)	—	(80,664)	—	(13,037)	(282,939)
Foreign currency				(9,410)	(8,907)	(1,880)	—	—	(20,197)
Adjustments				(12,484)	(10,379)	(2,425)	—	(800)	(26,088)

Balance as of December 31, 2008	$—	$—	$—	$—	$202,361	$—	$—	$2,935	$205,296

(1)	The beginning balance for each segment has been recast to record goodwill related to a division that was previously not included in the allocation. The total consolidated amount remains unchanged.
(2)	The beginning balance includes $5.0 million which was previously reported in the Global Theater segment. That segment has been eliminated due to the divestiture of the North American theatrical business.

Included in the current year acquisition amount above for 2008 are additions to goodwill of $25.3 million, $12.8 million and $3.3 million related to the Company’s acquisitions of a 78.3% interest in DF Concerts, the operating company that manages and holds the lease for the Heineken Music Hall and the remaining interests the Company did not already own in Luger and Moondog, respectively, as well as $3.7 million for other smaller acquisitions.

Included in the prior year acquisition amount above for 2008 is a reduction of goodwill primarily related to adjustments in the purchase accounting for the Company’s 2007 acquisitions of Signatures and AMG. The

LIVE NATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Signatures adjustment includes a reduction of goodwill of $33.6 million related to the recording of the fair value of the definite-lived intangibles. The AMG adjustment includes a net reduction in goodwill of $6.3 million related to the recording of the fair value of definite-lived and indefinite-lived intangibles, fixed assets and minority interest. Additionally, included in the prior year acquisition amount above is an increase of $58.2 million to goodwill related to adjustments in the purchase accounting for the Company’s 2007 acquisition of CPI and $3.8 million of deferred taxes with an offset to goodwill related to the Company’s 2005 acquisition of Mean Fiddler as well as $2.5 million for other smaller acquisitions.

Included in the disposition amount above for 2008 is $3.1 million related to the sale of the North American theatrical business in January 2008 and $3.6 million related to the sale of the Company’s motor sports business in September 2008.

Included in the impairment amount above for 2008 are goodwill impairment charges of $189.2 million and $80.7 million related to its North American Music and Artist Nation reporting units, respectively, resulting from the December 31, 2008 impairment test conducted as a result of the sharp decline in the Company’s market capitalization during the fourth quarter, as discussed above the table. In September 2008, in connection with the sale of its non-core events business (which has been classified as discontinued operations), the Company reviewed the carrying value of its non-core events assets based on an indicator that future operating cash flows may not support their carrying value based on expected sales proceeds. It was determined that those assets were impaired since the estimated undiscounted cash flows, based on expected sales proceeds, associated with those assets were less than their carrying value. As a result, the Company recorded a goodwill impairment charge of $13.0 million related to the goodwill for this non-core events business as a component of operating expenses in discontinued operations. The Company is not continuing to operate in the non-core events business.

Included in the adjustment amount above for 2008 is a $10.9 million reduction to goodwill related to second component goodwill, as defined by Statement 109, which results in a reduction of goodwill for financial reporting purposes when amortized for tax purposes. Also, during the year ended December 31, 2008, the Company determined that $13.0 million of deferred tax assets acquired with the HOB Entertainment, Inc. acquisition in 2006, for which the Company had previously recorded valuation allowances, met the more likely than not criteria for recognition. Accordingly, the Company recorded a reduction in the deferred tax valuation allowance for such deferred tax assets with an offset as an adjustment to goodwill. Finally, the Company recorded a $2.2 million reduction to goodwill primarily related to the final resolution of accruals for exit activities from previous acquisitions.

The Company expects that no goodwill related to the 2008 acquisitions will be deductible for tax purposes.

The Company is in the process of finalizing its purchase accounting for recent acquisitions which could result in a change to the relevant purchase price allocations.

Included in the current year acquisition amount above for 2007 is goodwill of $3.1 million, $30.1 million, $63.4 million, $15.8 million, $5.1 million and $39.9 million related to the Company’s acquisitions of Jackie Lombard Productions (“Jackie Lombard”) in the first quarter of 2007, the remaining 50% interest in HOB Canada in the second quarter of 2007, a 55.9% interest in AMG and the remaining interest in Musictoday, both in the third quarter of 2007, Anthill Trading Ltd. (“Anthill”) and Signatures, both in the fourth quarter of 2007, respectively. The Company began consolidating AMG in July 2007 after the completion of a two-step acquisition of interests in AMG through its joint venture with Gaiety Investments (“Gaiety”). The Company owns 50.1% of the joint venture with Gaiety. The goodwill recorded related to AMG represents the value of accelerating the Company’s venue strategy in the United Kingdom through AMG’s interest in twelve music venues through a well-recognized brand.

LIVE NATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the prior year acquisition amount above for 2007 is a reduction of goodwill of $113.2 million related to adjustments in the purchase accounting for the Company’s acquisition of HOB in November 2006. This HOB adjustment included a reduction in goodwill of $105.3 million related to the recording of the fair value of definite-lived and indefinite-lived intangibles related to venue management and leasehold interests, revenue-generating contracts and trade names, and a $12.3 million reduction related to the fair value adjustment of fixed assets. These decreases were partially offset by an increase in goodwill of $4.4 million related to pre-acquisition liabilities for HOB.

Also included in the prior year acquisition amount above for 2007 is a $1.9 million working capital adjustment that increased goodwill, related to a December 2006 acquisition, contingent payments from prior period acquisitions of $2.0 million, as well as some smaller adjustments from prior year acquisitions recorded within the twelve-month allocation period resulting in a $0.3 million reduction to goodwill.

Included in the disposition amount above for 2007 is $7.4 million allocated to goodwill in connection with the sale of seven clubs in the United Kingdom. The entities sold as part of this transaction were acquired by the Company in July 2005 with the acquisition of Mean Fiddler. Goodwill recorded for this acquisition was allocated in its entirety to the International Music reporting unit. As some, but not all, of this reporting unit was disposed of, a portion of the goodwill of the reporting unit was allocated to the venues sold. The allocation of goodwill was based on the relative fair values of the venues sold and the portion of the reporting unit remaining. Fair value for the venues being disposed of was based upon the negotiated purchase price and the fair value of the reporting unit was based upon historical and projected earnings. The result of the process was to allocate $1.7 million of goodwill to the transaction. Additionally, as part of this sale, the Company recognized an adjustment to goodwill at the time of the sale of the seven clubs for the reversal of the remaining accrual for lease termination costs related to these sold venues. As the buyer assumed the lease and related obligations pursuant to the sale, the Company was relieved of these obligations and derecognized the liability with an offset to goodwill. This reversal amounted to $4.4 million. Finally, there were tax-related balances of $1.3 million that were recorded in the purchase accounting for these venues that were reversed into goodwill upon sale.

Included in the adjustment amount above for 2007 is a $4.6 million reduction to goodwill primarily related to second component goodwill, as defined by Statement 109, which results in a reduction of goodwill for financial reporting purposes when amortized for tax purposes as well as to pre-acquisition reserves.

Other Operating Assets

The Company makes investments in various operating assets, including investments in assets and rights related to assets for DVD production and distribution. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For the year ended December 31, 2008, in connection with the sale of the non-core events business along with rights to certain DVD projects, the Company recorded impairments related to these other operating assets, based on expected sales proceeds, of $1.3 million included in direct operating expenses in the Company’s Artist Nation segment and of $14.8 million included in operating expenses as part of discontinued operations. For the year ended December 31, 2006, the Company recorded an impairment of $3.0 million related to these other operating assets in other operations. There were no impairments recorded for the year ended December 31, 2007.

Long-Lived Asset Disposals

During 2008, the Company did not sell any significant assets that were part of its continuing operations.

During 2007, the Company sold non-core operational assets including Donington Park Leisure Ltd., the operating company that manages and holds the lease for Donington Park, an arena/race track in Leicestershire,

LIVE NATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

England and its remaining 50.1% interest in the production of Phantom: The Las Vegas Spectacular at The Venetian Resort Hotel and Casino (“Phantom—Las Vegas”). In addition, the Company sold the Starwood Amphitheater located in Nashville, Tennessee because it was an underperforming core asset. The Company also sold the Hammersmith Apollo and Forum music theaters in London as a regulatory requirement of the AMG acquisition. In connection with the sale of the Hammersmith Apollo and Forum music theaters, the Company gave the purchaser an option to acquire seven clubs in London at a later date. This option was exercised resulting in the disposal of the Jazz Café, G-A-Y, G-A-Y Late, Borderline, Old Fiddler, Garage and Upstairs at the Garage. Finally, the Company sold an office building located in San Francisco, California because of rising real estate values in the area. The Phantom—Las Vegas sale was made to former members of the Company’s management.

During 2006, the Company sold non-core operational assets including portions of its sports representation business assets related to basketball, golf, football, media, tennis, baseball, soccer and rugby talent; its leasehold interest in two venues under development on the Planet Hollywood property in Las Vegas; 49.9% of its interest in Phantom—Las Vegas; 10% of its 50% interest in Delirium Concert, L.P.; and rights to certain theatrical productions. Certain of these sales were made to former members of the Company’s management.

The table below summarizes the asset and liability values at the time of disposal and the resulting gain or loss recorded.

Divested Asset	Segment	Loss (Gain) on Sale	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
		(in thousands)
2007 Divestitures
Donington Park	Other	$(3,551)	$2,390	$15,935	$(689)	$687
Phantom—Las Vegas	Other	$8,148	$30,193	$—	$5,118	$12,927
Starwood Amphitheater	North American Music	$(527)	$—	$3,517	$—	$—
San Francisco office building	North American Music	$(5,995)	$—	$2,321	$50	$—
Hammersmith Apollo and Forum	International Music	$(12,897)	$—	$15,193	$845	$—
Seven clubs	International Music	$(5,760)	$2,160	$7,635	$4,048	$—
2006 Divestitures
Sports representation	Other	$(10,638)	$34,043	$2,958	$17,654	$(9)
Theatrical content	Other	$(1,641)	$—	$9,168	$—	$—

NOTE 3—BUSINESS ACQUISITIONS

The Company made acquisition-related cash payments of $19.7 million, $124.3 million and $351.9 million during the years ended December 31, 2008, 2007 and 2006, respectively. In 2008 and 2007, these payments related to nine acquisitions in each year including music promoters, venue operators and artist fan club and merchandise service providers, as well as various earn-outs paid on prior year acquisitions. During 2007, the Company also issued 8.2 million shares of its common stock in connection with the acquisitions of the remaining interest in Musictoday, LLC, the remaining interest in CPI, Anthill Trading Ltd. (“Anthill”) and Signatures for a total value of $161.7 million. Of these shares, 0.3 million shares are held by the Company pursuant to a pledge agreement.

LIVE NATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the assets and liabilities acquired and the consideration given, net of cash received, for all acquisitions made during 2008 and 2007:

	2008	2007
	(in thousands)
Accounts receivable	$13,629	$16,603
Property, plant and equipment	6,533	62,241
Intangible assets	71,158	264,496
Goodwill	69,695	47,814
Other assets	13,165	18,624

	174,180	409,778
Long-term debt, assumed, including current portion	(2,015)	(57,989)
Other liabilities	(98,951)	(65,831)
Deferred purchase consideration	(20,799)	—
Long-term debt, issued, including current portion	(32,758)	—
Common stock issued	—	(161,673)

Cash paid for acquisitions, net	$19,657	$124,285

The Company is in the process of finalizing its purchase accounting for recent acquisitions which could result in a change to the allocation of the purchase price.

The Company’s acquisitions during 2007 were considered significant in the aggregate (acquisitions during 2008 were not significant in the aggregate). The results of operations for the year ended December 31, 2007 include the operations of the Company’s 2007 acquisitions from each acquisition’s purchase date, whereas, the results of operations for the year ended December 31, 2008 include the operations of the Company’s 2007 acquisitions for the entire year. Unaudited pro forma consolidated results of operations, assuming the 2007 acquisitions had occurred on January 1, 2007, would have been as follows:

	Year Ended December 31,
	2008	2007
	(in thousands, except per share data)
Revenue	$4,166,838	$3,972,167
Loss from continuing operations	$(320,200)	$(53,235)
Net loss	$(231,765)	$(9,392)
Loss per common share from continuing operations—basic and diluted	$(4.20)	$(0.78)
Net loss per common share—basic and diluted	$(3.04)	$(0.14)

The Company has entered into certain agreements relating to acquisitions that provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired company. During the years ended December 31, 2008, 2007 and 2006, the cash payments discussed above include payments related to earn-outs of $3.7 million, $2.0 million and $0.5 million, respectively, that were recorded to goodwill. The Company will continue to accrue additional amounts related to such contingent payments if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent payments, if performance targets are met, will not significantly impact the Company’s financial position or results of operations.

NOTE 4—RESTRUCTURING

As part of the Company’s acquisition of HOB Canada in June 2007, the Company accrued $1.2 million in restructuring costs in its North American Music segment related to severance costs. This restructuring resulted in the termination of eight employees. These additional costs were recorded as part of the purchase price allocation and there is no remaining accrual as of December 31, 2008.

LIVE NATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As part of the Company’s acquisition of HOB in November 2006, the Company accrued $5.5 million in restructuring costs in its North American Music segment related to severance costs which were paid in 2007. This restructuring resulted in the termination of 80 employees. These additional costs were recorded as an adjustment to the purchase price and there is no remaining accrual as of December 31, 2008.

As part of the Company’s acquisition of Mean Fiddler, subsequently renamed Festival Republic, in July 2005, the Company accrued $4.7 million during 2005 and recorded an additional accrual of $2.7 million in 2006 in its International Music segment primarily related to lease terminations which it expects to pay over the next several years. These additional costs were recorded as adjustments to the purchase price. In August 2007, the Company sold seven clubs that were acquired with Mean Fiddler resulting in a reduction of $4.4 million to the restructuring accrual with an offset to goodwill for the lease terminations related to these venues. As of December 31, 2008, the accrual balance for the Mean Fiddler restructuring was $1.0 million.

In addition, the Company has a remaining restructuring accrual of $0.7 million as of December 31, 2008, related to its merger with Clear Channel in August 2000.

In total, the Company has recorded a liability in purchase accounting related to severance for terminated employees and lease terminations as follows:

	2008	2007
	(in thousands)
Severance and lease termination costs:
Accrual at January 1	$3,543	$13,132
Restructuring accruals recorded	—	1,456
Payments charged against restructuring accrual	(537)	(6,611)
Adjustments and foreign currency	(1,266)	(4,434)

Remaining accrual at December 31	$1,740	$3,543

The remaining severance and lease accrual is comprised of $0.6 million of severance and $1.1 million of lease termination costs. The severance accrual includes amounts that will be paid over the next several years related to deferred payments to former employees, as well as other compensation. The lease termination accrual will be paid over the next 15 years. For the years ended December 31, 2008 and 2007, there was $0.5 million and $6.2 million, respectively, charged to the restructuring reserve related to severance.

NOTE 5—DISCONTINUED OPERATIONS

In January 2008, the Company completed the sale of substantially all of its North American theatrical business, which included the assets of the North American theatrical presenting business and certain theatrical venues, to Key Brand Entertainment Inc. and its lenders for a gross sales price of $90.4 million pursuant to a stock purchase agreement. After fees, expenses, an adjustment to replace the show cash of the North American theatrical business that was previously removed from the operations and utilized by the Company and other adjustments, the Company received in 2008 approximately $18.5 million of proceeds, net of cash sold and transaction costs, and will receive an additional $12.6 million in 2009. The sale of the North American theatrical business resulted in a total pre-tax gain of $17.8 million.

In September 2008, the Company sold its motor sports business to Feld Acquisition Corp., a wholly-owned subsidiary of Feld Entertainment, Inc. pursuant to a stock purchase agreement for a gross sales price of $175.0 million in cash, subject to certain net working capital and other post-closing adjustments, in addition to a performance-based contingent payment of up to $30.0 million over a five-year period commencing with calendar

LIVE NATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

year 2009. After estimated fees, expenses and other adjustments, the Company received approximately $166.5 million of net proceeds, excluding the contingent payment. The sale of the motor sports business resulted in a pre-tax gain of $145.0 million.

In October 2008, as part of a binding agreement with Events Acquisition Corporation, the Company sold its non-core events business along with rights to certain DVD projects. Events Acquisition Corporation is owned by Michael Cohl who is a former director and executive officer of the Company. The events business included rights or investments in certain non-music and exhibition-style events. Under the agreement, the Company will receive approximately $15.4 million for the events business, DVD projects and other rights, in addition to performance-based contingent payments and undistributed profits related to future periods. The Company recorded a $0.8 million pre-tax gain in discontinued operations and a $0.7 million loss in continuing operations. In the third quarter of 2008, the Company recorded a $29.2 million impairment related to the events business, including a $13.0 million impairment of goodwill, and also a $1.5 million impairment related to the DVD projects. Mr. Cohl continues to work with the Company as a consultant and remains bound by a non-compete clause until 2016, but under the agreement he will be permitted to co-promote tours for certain artists with Live Nation. Mr. Cohl will also be able to continue his work with certain non-music related events and exhibitions. In connection with the sale, a number of employees, primarily from the Company’s Miami offices, left the Company to join Mr. Cohl’s new organization.

The Company has reported the North American theatrical business, the motor sports business and the events business as discontinued operations in accordance with FASB Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the results of operations for all periods presented have been reclassified to reflect the North American theatrical business, the motor sports business and the events business as discontinued operations. Due to the 2008 sale of the North American theatrical business, the Oriental Theater and the equity investment in Broadway in Chicago, LLC, (“BIC”) which were part of the North American theatrical business and were sold in 2007 as discussed in Long-Lived Asset Disposals above, are now being presented as discontinued operations. Included in discontinued operations in 2008 is the impairment of $29.2 million for the events business as discussed above.

Summary operating results of discontinued operations are as follows:

	2008	2007	2006
	(in thousands)
Revenue	$160,244	$429,511	$417,244
Operating expenses	168,641	394,784	384,903
Gain on sale of operating assets	(2,193)	(31,396)	(1,653)
Other expense (income)—net	1,642	(8,862)	(8,059)

Income (loss) from discontinued operations before income taxes	(7,846)	74,985	42,053
Income tax expense	3,496	30,318	18,608

Income (loss) from discontinued operations before loss (gain) on disposal	(11,342)	44,667	23,445
Loss (gain) on disposal, net of tax of $64.6 million for the year ended December 31, 2008	(99,777)	824	—

Income from discontinued operations, net of tax	$88,435	$43,843	$23,445

LIVE NATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the asset and liability values at the time of disposal and the resulting gain or loss recorded.

Divested Asset	Segment	Loss (gain) on Sale	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
	(in thousands)
2008 Divestitures
NBC JV	Other	$(2,507)	$683	$100	$—	$—
North American theatrical business	Other	$(17,767)	$65,820	$72,351	$79,938	$(38)
Motor Sports business	Other	$(144,973)	$15,458	$12,285	$(1,634)	$393
Events business	Other	$(809)	$3,644	$10,043	$—	$—
2007 Divestitures
Oriental Theater and BIC	Other	$(30,939)	$4	$27,666	$(341)	$14

NOTE 6—INVESTMENTS

The Company has investments in various nonconsolidated affiliates. These investments are not consolidated, but are accounted for either under the equity or cost methods of accounting whereby the Company records its investments in these entities in the balance sheet as investments in nonconsolidated affiliates. The Company’s interests in their operations are recorded in the statement of operations as equity in losses (earnings) of nonconsolidated affiliates. Investments in nonconsolidated affiliates in which the Company owns 20% to 50% of the voting common stock or otherwise exercises significant influence over operating and financial policies of the nonconsolidated affiliate are accounted for using the equity method of accounting. Investments in nonconsolidated affiliates in which the Company owns less than 20% of the voting common stock are accounted for using the cost method of accounting. The following includes the Company’s larger investments in nonconsolidated affiliates accounted for under the equity method of accounting.

Dominion Theatre

The Company owns a 33% interest in the Dominion Theatre, a United Kingdom theatrical company involved in venue operations.

Delirium Concert, L.P.

The Company owns a 50% interest in a joint venture with Cirque Du Soleil which was formed in 2005 to develop, produce and promote a new type of live entertainment musical and visual event. The touring event associated with this joint venture ended in the second quarter of 2008.

LIVE NATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized unaudited balance sheet and unaudited income statement information for the Company’s investments that are considered significant for the years ended December 31, 2006 and 2007 are as follows (no investments were considered significant for the year ended December 31, 2008):

	Dominion	Delirium Concert(1)
	(in thousands)
2008
Current assets	$8,747	$9,358
Noncurrent assets	$9,172	$—
Current liabilities	$5,330	$10,991
Noncurrent liabilities	$—	$3,500

Revenue	$12,393	$15,769
Operating income (loss)	$4,837	$(4,215)
Net income (loss)	$4,038	$(4,198)

2007
Current assets	$15,910	$17,110
Noncurrent assets	$11,376	$—
Current liabilities	$7,775	$14,545
Noncurrent liabilities	$—	$3,500

Revenue	$16,061	$44,762
Operating income (loss)	$6,872	$(13,157)
Net income (loss)	$6,158	$(13,157)

2006
Current assets	$17,843	$2,440
Noncurrent assets	$2,269	$2,410
Current liabilities	$7,342	$1,063
Noncurrent liabilities	$—	$—

Revenue	$13,052	$69,746
Operating income (loss)	$4,508	$(10,438)
Net income (loss)	$3,284	$(10,438)

(1)	Included in Delirium Concert’s operating loss is amortization of production costs related to the event.

There were no accumulated undistributed earnings included in retained deficit for these investments for the years ended December 31, 2008, 2007 and 2006.

The Company’s investment assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For the year ended December 31, 2008, the Company recorded an impairment related to its investments in nonconsolidated affiliates of $1.4 million as equity in losses (earnings) of nonconsolidated affiliates as a component of other expense (income)—net in discontinued operations. For the years ended December 31, 2007 and 2006, the Company recorded an impairment related to investments in nonconsolidated affiliates of $2.7 million and $0.5 million, respectively. These impairments were recorded as equity in losses (earnings) of nonconsolidated affiliates.

The Company conducts business with certain of its equity method investees in the ordinary course of business. Transactions relate to venue rentals, management fees, sponsorship revenue, and reimbursement of certain costs. Expenses of $3.1 million, $4.1 million and $4.5 million were incurred in 2008, 2007 and 2006, respectively, and revenue of $2.5 million, $2.3 million and $2.8 million were earned in 2008, 2007 and 2006, respectively, from these equity investees for services rendered or provided in relation to these business ventures.

LIVE NATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—LONG-TERM DEBT

Long-term debt, which includes capital leases, at December 31, 2008 and 2007, consisted of the following:

	December 31,
	2008	2007
	(in thousands)
Senior Secured Credit Facility:
Term loan	$418,066	$451,730
Revolving credit facility	122,000	55,000
2.875% convertible senior notes due 2027	220,000	220,000
Other long-term debt	125,647	95,876

	885,713	822,606
Less: current portion	48,637	36,345

Total long-term debt	$837,076	$786,261

Future maturities of long-term debt at December 31, 2008 are as follows:

(in thousands)
2009	$48,637
2010	14,216
2011	19,164
2012	142,025
2013	407,796
Thereafter	253,875

Total	$885,713

All long-term debt without a stated maturity date is considered current and is reflected as maturing in the earliest period shown in the table above.

Senior Secured Credit Facility

The Company has a senior secured credit facility consisting of term loans totaling $550 million and a $285 million revolving credit facility, with the right, subject to certain conditions, to increase such facilities by up to $250 million in the aggregate. The revolving credit facility provides for borrowings up to the amount of the facility with sub-limits of up to $235 million to be available for the issuance of letters of credit and up to $100 million to be available for borrowings in foreign currencies. Under the senior secured credit facility, revolving loans bear interest at an annual rate of LIBOR plus 2.25%, subject to stepdowns based on the Company’s leverage ratio at the time of borrowing, and term loans bear interest at an annual rate of LIBOR plus 3.25%.

The interest rate paid on the Company’s $285 million, multi-currency revolving credit facility depends on its total leverage ratio. In addition to paying interest on outstanding principal under the credit facility, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. As of December 31, 2008, the commitment fee rate was 0.375%. The Company is also required to pay customary letter of credit fees, as necessary. In the event the Company’s leverage ratio improves, the interest rate on revolving credit borrowings declines gradually to 1.25% above LIBOR at a total leverage ratio of less than, or equal to, 1.25 times.

LIVE NATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2008, the outstanding balance on the term loans and revolving credit facility was $418.1 million and $122.0 million, respectively. Taking into account letters of credit of $42.3 million, $120.7 million was available for future borrowings. Under the senior secured credit facility, the Company is required to make minimum quarterly principal repayments for the term loans. The Company has a term loan maturing in June 2013, for which minimum quarterly principal repayments aggregating approximately $2.5 million per year are required through March 2013, with the balance due at maturity. The Company also has a term loan maturing in December 2013, for which minimum quarterly principal repayments aggregating approximately $1.7 million per year are required through September 2013, with the balance due at maturity. The revolving credit portion of the credit facility matures in June 2012. At December 31, 2008, the weighted average interest rate, including the impact of the interest rate swap agreements, on term loans under this credit facility was 7.39%.

2.875% Convertible Senior Notes

In July 2007, the Company issued $220 million of convertible senior notes due 2027 in a private placement in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes pay interest semiannually at a rate of 2.875% per annum. Beginning with the period commencing on July 20, 2014 and ending on January 14, 2015, and for each of the interest periods commencing thereafter, the Company will pay contingent interest on the notes if the average trading price of the notes during the five consecutive trading days ending on the second trading day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the notes. The contingent interest payable per note will equal 0.25% per year of the average trading price of such note during the applicable five trading-day reference period, payable in arrears. The notes will be convertible, under certain circumstances, at an initial conversion rate of 36.8395 shares per $1,000 principal amount of notes, which represents a 27.5% conversion premium based on the last reported sale price of $21.29 per share on July 10, 2007. Upon conversion, the notes may be settled in shares of Live Nation common stock or, at the Company’s election, cash or a combination of cash and shares of Live Nation common stock. The net proceeds from the offering, after deducting estimated offering expenses payable by the Company, were approximately $212.4 million.

Holders of the 2.875% convertible senior notes may require the Company to purchase for cash all or a portion of their notes on July 15, 2014, July 15, 2017 and July 15, 2022 at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any, subject to specified additional conditions. In addition, if the Company experiences a fundamental change, as defined in the indenture governing the notes, holders may require the Company to purchase for cash all or a portion of their notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any.

On or after July 20, 2014, the Company may redeem all or a portion of the notes for cash at a price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest, if any.

See Note 9 for discussion on the accounting for derivative instruments embedded within the 2.875% convertible senior notes.

LIVE NATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Long-term Debt

Other long-term debt is comprised of capital leases of $10.3 million and notes payable and other debt of $115.3 million, including debt to a minority interest partner of $37.8 million, debt related to the redevelopment of the O2 Dublin of $28.2 million and $39.8 million of long-term debt for AMG which consists of eight notes and a revolver. Total notes payable consists primarily of twenty notes with interest rates ranging from 5.0% to 11.0% and maturities up to eleven years.

Debt Covenants

The significant covenants on the Company’s multi-currency senior secured credit facility relate to total leverage, senior leverage, interest coverage and capital expenditures contained and defined in the credit agreement. The adjusted leverage ratio covenant requires the Company to maintain a ratio of consolidated total indebtedness minus unrestricted cash and cash equivalents, up to a maximum of $150 million (all as defined by the credit agreement), to consolidated earnings-before-interest-taxes-depreciation-and-amortization (as defined by the credit agreement, “Adjusted Consolidated EBITDA”) of less than 4.0 times, provided that aggregated subordinated indebtedness and permitted holding company indebtedness (as defined by the credit agreement) is less than $25 million or 6.0 times if greater than $25 million. The senior leverage covenant, which is only applicable provided aggregate subordinated indebtedness and permitted holding company indebtedness is greater than $25 million, requires the Company to maintain a ratio of adjusted consolidated senior indebtedness minus unrestricted cash and cash equivalents to Adjusted Consolidated EBITDA of less than 4.0 times. The interest coverage covenant requires the Company to maintain a minimum ratio of Adjusted Consolidated EBITDA to cash interest expense (as defined by the credit agreement) of 2.5 times. The capital expenditure covenant limits annual capital expenditures (as defined by the credit agreement) to $110 million or less, subject to a carryover provision. In the event that the Company does not meet these covenants, the Company is considered to be in default on the credit facilities at which time the credit facilities may become immediately due. This credit facility contains a cross default provision that would be triggered if the Company was to default on any other indebtedness greater than $10 million.

In July 2008, the Company amended its existing amended and restated senior secured credit agreement and the Amended Preferred Stock Certificate effective June 30, 2008 to, among other things, (i) increase the amount of allowable investments by the amount of net proceeds received from issuances of equity and convertible debt, (ii) permit investment in unrestricted subsidiaries in an amount of up to 50% of the amount of net proceeds received from issuances of equity and convertible debt and (iii) revise the definition of certain items in the agreement.

Some of the Company’s other subsidiary indebtedness includes restrictions on acquisitions and prohibits payment of ordinary dividends. They also have financial covenants including minimum consolidated EBITDA to consolidated net interest payable, minimum consolidated cash flow to consolidated debt service, and maximum consolidated debt to consolidated EBITDA, all as defined in the applicable debt agreements.

At December 31, 2008, the Company was in compliance with all debt covenants. The Company expects to remain in compliance with all of these covenants throughout 2009.

NOTE 8—REDEEMABLE PREFERRED STOCK

As of December 31, 2008, one of the Company’s subsidiaries had 200,000 shares of Series A redeemable preferred stock, par value $.01 per share, and 200,000 shares of Series B redeemable preferred stock, par value $.01 per share, outstanding (collectively, the “Preferred Stock”) with an aggregate liquidation preference of $40.0 million. The Preferred Stock accrues dividends at 13% per annum and is mandatorily redeemable on

LIVE NATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 21, 2011. The Company will be required to make an offer to purchase the Series A and Series B redeemable preferred stock at 101% of each series’ liquidation preference in the event of a change of control (as defined). The Series A and Series B redeemable preferred stock will rank pari passu to each other and will be senior to all other classes or series of capital stock of the issuer with respect to dividends and with respect to liquidation or dissolution of the issuer.

The Amended and Restated Certificate of Incorporation governing the Redeemable Preferred Stock (the “Amended Preferred Stock Certificate”) contains a number of covenants that, among other things, restrict the Company’s ability to incur additional debt, issue certain equity securities, create liens, merge or consolidate, modify the nature of the Company’s business, make certain investments and acquisitions, transfer and sell material assets, enter into sale-leaseback transactions, enter into swap agreements, pay dividends and make distributions, and enter into agreements with affiliates. If the Company defaults under any of these covenants, the Company will have to pay additional dividends.

The Amended Preferred Stock Certificate contains covenants similar to the senior secured credit facility and also contains a covenant that requires the Company to pay additional dividends ranging from 2% to 7% in the event the ratio of consolidated total indebtedness minus unrestricted cash and cash equivalents, up to a maximum of $150 million (all as defined by the Amended Preferred Stock Certificate), to consolidated earnings-before-interest-taxes-depreciation-and-amortization (as defined by the Amended Preferred Stock Certificate) exceeds 4.0 times.

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

At December 31, 2008, the Company was in compliance with all Preferred Stock covenants. The Company expects to remain in compliance with all of the Company’s Preferred Stock covenants throughout 2009.

NOTE 9—DERIVATIVE INSTRUMENTS

Statement 133 requires the Company to recognize all of its derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. The Company formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting. The Company accounts for its derivative instruments that are not designated as hedges at fair value with changes in fair value recorded in earnings. The Company does not enter into derivative instruments for speculation or trading purposes.

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain

LIVE NATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2008, the Company has six interest rate swap agreements, four of which are designated as cash flow hedges for accounting purposes, which include swaps and combinations of interest rate caps and floors, with a total notional amount of $312.5 million, to effectively convert a portion of its floating-rate debt to a fixed-rate basis. One of these swap agreements is a forward swap with a notional amount of $162.5 million and an effective date of March 31, 2009. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s variable rate debt, thus reducing the impact of interest rate changes on future interest expense. Approximately 75% of the Company’s outstanding term loans under the senior secured credit facility had their interest payments designated as the hedged forecasted transactions against the interest rate swap agreements at December 31, 2008. During the years ended December 31, 2008, 2007 and 2006, the Company recorded an unrealized loss of $10.9 million and $1.5 million and an unrealized gain of $0.3 million, respectively, as a component of other comprehensive income (loss) and recorded no ineffectiveness related to these hedges. Based on the current interest rate expectations, the Company estimates that approximately $6.6 million of this loss in other comprehensive income (loss) will be reclassified into earnings in the next 12 months as an adjustment to interest expense.

The Company has recorded a gain (loss) and related asset (liability) related to these derivative instruments during the year as follows:

	2008	2007
	(in thousands)
Balance at beginning of year	$(1,784)	$104
Unrealized loss on cash flow derivatives	(10,900)	(1,537)
Realized loss (gain) on cash flow derivatives	1,806	(351)

Balance at end of year	$(10,878)	$(1,784)

The Company has an interest rate swap agreement to convert a portion of AMG’s long-term debt from floating-rate debt to a fixed-rate basis with a notional amount of $18.4 million. Additionally, in connection with the financing of the redevelopment of the O2 Dublin, the Company has an interest rate swap agreement with a notional amount of $22.6 million. These interest rate swap agreements have not been designated as hedging instruments. Therefore, any change in fair value is recorded in earnings during the period of the change. The change in fair value of these instruments for the year ended December 31, 2008 was a loss of $1.3 million. The change in fair value was not significant to the Company’s results of operations for the year ended December 31, 2007. The liability at December 31, 2008 and 2007 was $1.2 million and $0.2 million, respectively, related to these swap agreements.

The Company’s 2.875% convertible senior notes issued in July 2007 include certain provisions which are bifurcated from the notes and accounted for as derivative instruments. At the date of issuance and as of December 31, 2008, the fair value of these provisions is considered de minimis.

The Company has guaranteed a minimum value of its stock that was granted under certain contractual arrangements in 2007. The Company guarantees that the gross proceeds realized by the holder on the sale of the shares will not be less than an agreed upon fixed value. Settlement will occur with the counterparty within a two-year period unless other criteria are met. The Company has determined the guarantee to be a derivative,

LIVE NATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

established a fair value at the inception of the contract and continues to update the valuation each reporting period. The Company uses a binomial lattice model to value the guarantee. At December 31, 2008 and 2007, the fair value of this guarantee is $18.3 million and $10.5 million, respectively, and is included in current liabilities as of December 31, 2008 and 2007. The change in value of this guarantee is recorded as a component of depreciation and amortization expense as the guarantee was entered into in connection with the acquisition of a contract rights intangible asset.

Occasionally, the Company will use forward currency contracts to reduce its exposure to foreign currency risk. The principal objective of such contracts is to minimize the risks and/or costs associated with artist fee commitments. At December 31, 2008, the Company has forward currency contracts outstanding with a notional amount of $10.1 million. The change in fair value of these instruments from date of purchase through December 31, 2008 was a loss of approximately $0.7 million recorded in the Company’s results of operations. These forward currency contracts have not been designated as hedging instruments.

NOTE 10—FAIR VALUE MEASUREMENTS

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

LIVE NATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of December 31, 2008, which are classified as other long-term assets, other current liabilities and other long-term liabilities:

Recurring Fair Value Measures	Fair Value Measurements at December 31, 2008
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Investment in Rabbi Trust	$2,133	$—	$—	$2,133

Total	$2,133	$—	$—	$2,133

Liabilities:
Forward exchange contracts	$—	$733	$—	$733
Interest rate swaps	—	12,045	—	12,045
Embedded derivatives	—	18,261	—	18,261
Other liabilities	2,133	—	—	2,133

Total	$2,133	$31,039	$—	$33,172

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

NOTE 11—COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases office space, certain equipment and some of the venues used in its music and other operations. Some of the lease agreements contain renewal options and annual rental escalation clauses (generally tied to the consumer price index), as well as provisions for the payment of utilities and maintenance by the Company. The Company also has non-cancelable contracts related to minimum performance payments with various artists and other event-related costs. In addition, the Company has commitments relating to additions to property, plant, and equipment under certain construction commitments for facilities and venues.

LIVE NATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008, the Company’s future minimum rental commitments under non-cancelable operating lease agreements with terms in excess of one year, minimum payments under non-cancelable contracts in excess of one year and capital expenditure commitments consist of the following:

	Non-Cancelable Operating Leases	Non-Cancelable Contracts	Capital Expenditures
	(in thousands)
2009	$77,863	$489,253	$8,846
2010	72,378	67,984	2,500
2011	69,933	34,731	—
2012	68,550	131,080	—
2013	65,009	42,149	—
Thereafter	740,256	201,893	—

Total	$1,093,989	$967,090	$11,346

Commitment amounts for non-cancelable operating leases and non-cancelable contracts which stipulate an increase in the commitment amount based on an inflationary index have been estimated using an inflation factor of 3% for North America and 1.75% for the United Kingdom.

Excluded from the non-cancelable contracts is $120.8 million related to minimum severance obligations for all employment contracts calculated as if all such employees were terminated on January 1, 2009.

Minimum rentals of $109.2 million to be received in years 2009 through 2020 under non-cancelable subleases are excluded from the commitment amounts in the above table.

Total rent expense charged to operations for 2008, 2007 and 2006 was $100.5 million, $92.3 million and $66.2 million, respectively. In addition to the minimum rental commitments included in the table above, the Company has leases, including a capital lease entered into during 2007, that contain contingent payment requirements for which payments vary depending on revenue, tickets sold or other variables. Contingent rent expense charged to operations for 2008, 2007 and 2006 was $18.8 million, $17.0 million and $11.5 million, respectively. The above does not include rent expense for events in third-party venues.

During 2006, in connection with the Company’s acquisition of Historic Theatre Group, the Company guaranteed obligations related to a lease agreement. In the event of default, the Company could be liable for obligations which have future lease payments (undiscounted) of approximately $29.4 million through the end of 2035. The scheduled future minimum rentals for this lease for the years 2009 through 2013 are $1.6 million each year. The venues under the lease agreement were included in the sale of the Company’s North American theatrical business. The Company entered into an Assumption Agreement with the buyer in connection with the sale, under which the buyer is assuming the Company’s obligations under the guaranty, however we remain contingently liable to the lessor. The Company believes that the likelihood of a material liability being triggered under this lease is remote, and no liability has been accrued for these contingent lease obligations as of December 31, 2008.

As of December 31, 2008 and 2007, the Company guaranteed the debt of third parties of approximately $2.2 million and $2.8 million, respectively, primarily related to maximum credit limits on employee and tour-related credit cards and bank lines of credit of a nonconsolidated affiliate and a third-party promoter.

Certain agreements relating to acquisitions provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired companies. The Company will accrue

LIVE NATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company is a defendant in twenty-two putative class actions filed by different named plaintiffs in various U.S. District Courts throughout the country. The claims made in these actions are substantially similar to the claims made in the Heerwagen action discussed above, except that the geographic markets alleged are regional, statewide or more local in nature, and the members of the putative classes are limited to individuals who purchased tickets to concerts in the relevant geographic markets alleged. The plaintiffs seek unspecified compensatory, punitive and treble damages, declaratory and injunctive relief and costs of suit, including attorneys’ fees. The Company has filed its answers in some of these actions, and has denied liability. On December 5, 2005, the Company filed a motion before the Judicial Panel on Multidistrict Litigation to transfer these actions and any similar ones commenced in the future to a single federal district court for coordinated pre-trial proceedings. On April 17, 2006, the Panel granted the Company’s motion and ordered the consolidation and transfer of the actions to the U.S. District Court for the Central District of California. On June 4, 2007, the Court conducted a hearing on the plaintiffs’ motion for class certification. On June 25, 2007, the Court entered an order to stay all proceedings in the case pending the Court’s ruling on the plaintiffs’ motion for class certification. On October 22, 2007, the Court ruled in the plaintiffs’ favor, granting the plaintiffs’ motion for class certification and certifying a class in the Chicago, New England, New York/New Jersey, Colorado and Southern California regional markets. On November 5, 2007, the Company filed a Petition for Permission to Appeal from Order Granting Class Certification with the U.S. District Court of Appeals for the Ninth Circuit. At a status conference conducted on November 5, 2007, the U.S. District Court extended its stay of all proceedings pending further developments in the U.S. Court of Appeals for the Ninth Circuit. On February 15, 2008, the U.S. Court of Appeals for the Ninth Circuit issued an order denying the Company’s Petition for Permission to Appeal. On February 20, 2008, the Company filed a Motion with the U.S. District Court for Reconsideration of its October 22, 2007 order granting the plaintiffs’ motion for class certification. On March 6, 2008, the U.S. District Court entered an order approving a stipulated continuance and stay of all proceedings pending further developments in the U.S. Court of Appeals for the Ninth Circuit. A ruling by the U.S. District Court on the Company’s Motion for Reconsideration of the October 22, 2007 class certification order is pending. The Company intends to vigorously defend all claims in all of the actions.

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

LIVE NATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2006, the Company reversed $7.0 million of certain pre-acquisition contingencies related to legal matters which were resolved during the year. As resolution of the legal matters occurred beyond the one-year purchase price allocation period, this reversal was recorded to selling, general and administrative expenses in other operations.

NOTE 12—RELATED-PARTY TRANSACTIONS

Relationship with Clear Channel

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

Transactions with Clear Channel Directors

The Company has two non-employee directors as of December 31, 2008 on its board of directors that are also directors and executive officers of Clear Channel. These two directors receive directors’ fees, stock options and restricted stock awards as do other non-employee members of the Company’s board of directors.

Transactions with Clear Channel

From time to time, the Company purchases advertising from Clear Channel and its subsidiaries in the ordinary course of business. For the years ended December 31, 2008, 2007 and 2006, the Company recorded $13.2 million, $10.3 million and $12.7 million, respectively, as components of direct operating expenses and selling, general and administrative expenses for these advertisements.

Pursuant to a transition services agreement, subsequent to the Separation, Clear Channel provided to the Company certain corporate and information technology services. As of December 31, 2008, there are no services that Clear Channel continues to provide for the Company and no expense was recorded for the year ended December 31, 2008. For the years ended December 31, 2007 and 2006, the Company recorded an aggregate of $2.0 million and $4.9 million, respectively, for these services as components of selling, general and administrative expenses and corporate expenses.

In connection with the Separation, the Company entered into various lease and licensing agreements with Clear Channel primarily for office space occupied by the Company’s employees. For the years ended December 31, 2008, 2007 and 2006, the Company recorded $0.8 million, $0.7 million and $0.7 million, respectively, of expense as a component of selling, general and administrative expenses related to these agreements.

Other Relationships

Transactions with Directors

Through a stock purchase agreement in September 2007, the Company completed the purchase of all of the equity interests in CPI and related companies and subsidiaries (collectively, the “CPI Companies”) that the Company did not already own. Michael Cohl, a director of Live Nation at the time, owned both a direct and an indirect ownership interest in the CPI Companies at the time of the completion of this purchase. The CPI

LIVE NATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Companies and the Company concurrently entered into a services agreement with KSC Consulting (Barbados) Inc. (“KSC”) which provided for the executive services of Mr. Cohl, pursuant to which Mr. Cohl served as Chief Executive Officer of the CPI Companies and Chairman and Chief Executive Officer of the Company’s former Live Nation Artists division for a term of five years. In June 2008, the parties entered into an amendment to the services agreement, under which Mr. Cohl will perform consulting services for the Company through June 2012. In connection with this amendment, the Company paid KSC a lump-sum payment of $4.5 million as full payment for Mr. Cohl’s services under the consulting engagement. As part of that amendment, Mr. Cohl resigned as a director of the Company and from all offices he held with the Company. For the year ended December 31, 2008, 2007 and 2006, KSC was paid $0.8 million, $1.2 million and $0.6 million, respectively, under the original services agreement. In addition, in March 2008, KSC was awarded a bonus of 41,220 shares of the Company’s common stock that were issued in April 2008.

Other Related Parties

During the year ended December 31, 2008, the Company paid $10.6 million in connection with three acquisitions of companies owned by various members of management of the Company’s subsidiaries. Two of these acquisitions were of companies that held leases of venues and the third acquisition related to a company that promotes a festival.

The Company conducts certain transactions in the ordinary course of business with companies that are owned, in part or in total, by various members of management of the Company’s subsidiaries or companies over which the Company has significant influence. These transactions primarily relate to venue rentals, including a rental advance in 2008, concession services, equipment rental, ticketing and other services and reimbursement of certain costs. Expenses of $20.2 million, $11.1 million and $7.5 million were incurred for the years ended December 31, 2008, 2007 and 2006, respectively, and revenue of $2.3 million, $0.8 million, and $0.4 million were earned for the years ended December 31, 2008, 2007 and 2006, respectively, from these companies for services rendered or provided in relation to these business ventures.

None of these transactions were with directors or executive officers of the Company.

NOTE 13—INCOME TAXES

Significant components of the provision for income tax expense (benefit) are as follows:

	2008	2007	2006
	(in thousands)
Current—federal	$(47,625)	$(22,924)	$(13,989)
Current—foreign	24,524	31,300	21,739
Current—state	(956)	(2,751)	518

Total current	(24,057)	5,625	8,268
Deferred—federal	2,741	10,459	10,370
Deferred—foreign	5,391	(4,155)	(36)
Deferred—state	—	1,345	—

Total deferred	8,132	7,649	10,334

Income tax expense (benefit)	$(15,925)	$13,274	$18,602

Current income tax expense decreased $29.7 million for the year ended December 31, 2008 as compared to the same period of the prior year due principally to the recognition of tax benefits for losses in the United States during 2008 for which the Company could not recognize tax benefits in the prior year. For all periods presented,

LIVE NATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company recorded current benefits in continuing operations for federal income tax purposes resulting from the use of current period losses against gains and income from discontinued operations. Current income tax expense decreased $2.6 million for the year ended December 31, 2007 as compared to the same period of the prior year primarily due to tax losses for which tax benefits are recognized.

Deferred tax expense increased $0.5 million for the year ended December 31, 2008 as compared to the same period of the prior year due principally to utilization of foreign deferred tax assets. Deferred tax expense decreased $2.7 million for the year ended December 31, 2007 as compared to the same period of the prior year due principally to less utilization of deferred tax assets.

The domestic loss from continuing operations before income taxes was $408.6 million, $129.8 million and $86.0 million for 2008, 2007 and 2006, respectively. The foreign income from continuing operations before income taxes was $72.5 million, $87.3 million and $49.7 million for 2008, 2007 and 2006, respectively.

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2008 and 2007 are as follows:

	2008	2007
	(in thousands)
Deferred tax liabilities:
Intangible assets	$109,667	$14,017
Prepaid expenses	1,696	5,285
Other	1,112	3,758

Total deferred tax liabilities	112,475	23,060
Deferred tax assets:
Intangible and fixed assets	145,632	86,148
Accrued expenses	16,524	19,106
Investments in nonconsolidated affiliates	5,309	5,309
Net operating loss carryforwards	124,082	157,800
Bad debt reserves	2,462	5,388
Deferred income	7,554	7,554
Other	14,413	5,720

Total gross deferred tax assets	315,976	287,025
Valuation allowance	238,979	275,921

Total deferred tax assets	76,997	11,104

Net deferred tax assets (liabilities)	$(35,478)	$(11,956)

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

During 2008, the Company recorded deferred tax liabilities of $29.0 million due principally to differences in financial reporting and tax bases in assets acquired in business combinations and artist rights agreements. The Company also recorded deferred tax assets of $51.6 million in connection with the Company’s goodwill impairment charge. These deferred tax assets account for the principal change of the net $23.5 million increase in the Company’s net deferred tax liabilities. The Company recorded a $13.3 million decrease to valuation allowances

LIVE NATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

established in connection with the HOB business combination. Also, during 2008, the Company recorded a $4.1 million reversal of deferred tax liabilities in connection with the impairment of goodwill.

During 2007, settlements were reached with the Internal Revenue Service concerning tax matters involving certain of the Company’s fixed assets. The settlements resulted in an increase in depreciable tax basis in fixed assets and a related deferred tax asset of $38.2 million. The Company has provided a full valuation reserve against that deferred tax asset resulting from the Company’s current assessment that it is more likely than not that the deferred tax asset will not be realized.

Deferred tax assets related to intangibles and fixed assets principally relate to differences in book and tax basis of tax deductible goodwill created from the Company’s various stock acquisitions. In accordance with Statement 142, the Company no longer amortizes goodwill. Thus, a deferred tax benefit for the difference between book and tax amortization for the Company’s tax-deductible goodwill is no longer recognized, as these assets are no longer amortized for book purposes. As the Company continues to amortize its tax basis in its tax deductible goodwill, the deferred tax asset will decrease over time. As of December 31, 2008, the Company has U.S. federal and state deferred tax assets related to net operating loss carryforwards of $94.2 million and $20.0 million, respectively. Based on current statutory carryforward periods, these losses will expire on various dates between the years 2009 and 2028. The amounts of U.S. net operating loss carryforwards that will expire if not utilized are $25.6 million and $8.1 million by 2009 and 2010, respectively. The Company’s federal net operating loss is subject to statutory limitations on the amount that can be used in any given year.

The reconciliation of income tax from continuing operations computed at the United States federal statutory tax rates to income tax expense (benefit) is:

	2008	2007	2006
	(in thousands)
Income tax expense (benefit) at statutory rates	$(117,644)	$(14,877)	$(12,700)
State income taxes, net of federal tax benefit	(956)	(2,751)	(2,393)
Differences of foreign taxes from U.S. statutory rates	(3,912)	(3,603)	(5,696)
Nondeductible goodwill impairment	50,190	—	—
Nondeductible items	8,575	13,608	10,310
Tax contingencies	5,545	793	3,641
Change in valuation allowance	49,765	27,952	28,779
Other, net	(7,488)	(7,848)	(3,339)

	$(15,925)	$13,274	$18,602

During 2008, the Company recorded tax benefits of approximately $15.9 million on loss from continuing operations before tax of $336.1 million. Income tax benefit is principally attributable to the Company’s recognition of tax losses from operations in the United States. Nondeductible items consist principally of nondeductible goodwill impairments. State tax benefit is attributable to losses in domestic operations. The Company continually reassesses its ability to realize deferred tax assets. In connection with that assessment, during 2008, the Company recorded a valuation allowance of $49.8 million against certain deferred tax assets.

During 2007, the Company recorded tax expense of approximately $13.3 million on loss from continuing operations before tax of $42.5 million. During 2006 the Company determined that it may not be able to realize certain deferred tax assets in the future and as a result of that determination the Company recorded a net valuation allowance of approximately $28.8 million in 2006. In addition, the Company established $84.6 million of additional valuation allowance in 2006 in connection with its acquisition of HOB.

LIVE NATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In June 2006, the FASB issued FIN 48, which became effective for the Company on January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As a result of the adoption of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date on January 1, 2007, the Company had $21.9 million of unrecognized tax benefits, the majority of which would affect the Company’s effective tax rate if recognized. At December 31, 2008 and December 31, 2007, the Company had $22.0 and $24.2 million of unrecognized tax benefits, respectively. This change in unrecognized income tax benefits relates to current and pre-2008 uncertain tax positions, additional interest accruals, as described below, and currency fluctuations. The amount of these unrecognized tax benefits which would favorably impact the effective tax rate if recognized at some point in the future is $18.6 million.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the year ended December 31, 2008, the Company has recognized $1.1 million of interest and penalties related to uncertain tax positions. As of December 31, 2008, the Company has approximately $2.9 million of accrued interest related to uncertain tax positions.

The tax years 2002 through 2008 remain open to examination by the major tax jurisdictions to which the Company is subject.

The following table summarizes the activity related to the Company’s unrecognized tax benefits for the year ended December 31, 2008 and 2007:

	2008	2007
	(in thousands)
Balance at January 1	$24,201	$22,935
Additions:
Tax for current year positions	4,480	3,796
Tax for prior year positions	—	68
Interest and penalties for prior years	1,162	1,278
Reductions:
Settlements for prior year positions	(96)	(3,737)
Foreign currency	(7,795)	(139)

Balance at December 31	$21,952	$24,201

LIVE NATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14—STOCKHOLDERS’ EQUITY

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

Common Stock Reserved for Future Issuance

Common stock of approximately 9.0 million shares is reserved for future issuances under the stock incentive plan (including 4.9 million options and 1.4 million restricted stock awards currently granted).

Share Repurchase Program

On December 22, 2005, the Company’s board of directors authorized a $150.0 million share repurchase program effective as of that date. The repurchase program was authorized through December 31, 2006 and no such program was authorized for 2007 or 2008. As of the expiration of the program on December 31, 2006, 3.4 million shares had been repurchased for an aggregate cost of $42.7 million, including commissions and fees.

Earnings per Share

The Company computes net income per common share in accordance with FASB Statement of Financial Accounting Standards No. 128, Earnings per Share (“Statement 128”). Under the provisions of Statement 128, basic net income per common share is computed by dividing the net income applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income per common share adjusts basic net income per common share for the effects of stock options, restricted stock and other potentially dilutive financial instruments only in the periods in which such effect is dilutive. In July 2007, the Company issued $220 million of 2.875% convertible notes which are considered in the calculation of diluted net income per common share, if dilutive.

LIVE NATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net loss from continuing operations per common share:

	For the year ended December 31,
	2008	2007	2006
	(in thousands, except per share data)
Numerator:
Loss from continuing operations	$(320,200)	$(55,779)	$(54,887)
Effect of dilutive securities:
2.875% convertible senior notes	—	—	—

Numerator for loss from continuing operations per common share—diluted	$(320,200)	$(55,779)	$(54,887)
Denominator:
Weighted average common shares	76,228	68,441	64,853
Effect of dilutive securities:
Stock options, restricted stock and warrants	—	—	—
2.875% convertible senior notes	—	—	—

Denominator for loss from continuing operations per common share—diluted	76,228	68,441	64,853
Loss from continuing operations per common share:
Basic and diluted	$(4.20)	$(0.81)	$(0.85)

The calculation of diluted net loss per common share includes the effects of the assumed exercise of any outstanding stock options and warrants, the assumed vesting of shares of restricted stock and the assumed conversion of the 2.875% senior convertible notes where dilutive. For the years ended December 31, 2008, 2007 and 2006, the Company has excluded all potentially dilutive securities, such as nonvested restricted stock and outstanding options and warrants to purchase common stock, from the calculation of diluted net loss per common share because such securities are anti-dilutive. For the years ended December 31, 2008, 2007 and 2006, the diluted weighted average common shares outstanding excludes the dilutive effect of 5,304,450, 2,240,000 and 80,000 stock options and warrants, respectively, since such options and warrants have an exercise price in excess of the average market price of the Company’s common stock. In addition, for the years ended December 31, 2008 and 2007, the diluted weighted average common shares outstanding excludes 8,104,690 and 3,752,582 shares, respectively, which represents the dilutive effect of conversion shares related to the Company’s 2.875% convertible senior notes because such securities are anti-dilutive. For the years ended December 31, 2008, 2007 and 2006, the diluted weighted average common shares outstanding excludes 547,268, 2,118,495 and 829,128 total shares, respectively, which represents the dilutive effect of 6,298,822, 4,885,722 and 2,512,461 stock options, warrants and shares of restricted stock, respectively, because these securities were anti-dilutive.

NOTE 15—STOCK-BASED COMPENSATION

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

LIVE NATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

within the applicable post-employment exercise period provided in their option agreements. These options vest over one to five years. The stock incentive plan contains anti-dilutive provisions that require the adjustment of the number of shares of the Company’s common stock represented by, and the exercise price of, each option for any stock splits or stock dividends.

The Company recorded $11.1 million, $16.4 million and $3.3 million of non-cash compensation expense during the years ended December 31, 2008, 2007 and 2006, respectively, related to nonvested stock-based compensation arrangements for stock options and restricted stock awards. Of these amounts, $4.2 million, $6.3 million and $1.7 million was recorded in selling, general and administrative expenses and $6.9 million, $10.1 million and $1.6 million was recorded in corporate expenses, respectively. Additionally, $0.1 million was recorded in discontinued operations for the year ended December 31, 2007 with no expense recorded for the years ended December 31, 2008 and 2006. As of December 31, 2008, there was $26.4 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements for stock options and restricted stock awards. This cost is expected to be recognized over the next four years.

Stock Options

The Company follows the fair value recognition provisions of Statement 123(R). The fair value of the options is amortized to expense on a straight-line basis over the options’ vesting period. Stock-based compensation expense recognized during the year includes compensation expense for all share-based payments granted on or prior to, but not yet vested at the end of the period, based on the grant date fair value estimated in accordance with the provisions of Statement 123(R).

Through December 31, 2008, no tax benefits from the exercise of stock options have been recognized. Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with Statement 123(R).

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

	2008	2007	2006
Risk-free interest rate	2.15% - 2.95%	3.63% - 4.88%	4.57% - 4.86%
Dividend yield	0.0%	0.0%	0.0%
Volatility factors	36.3% - 42.0%	28%	28%
Weighted average expected life (in years)	1 - 6.25	5.5 - 7	5 - 7.5

LIVE NATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a summary of the Company’s stock options outstanding at, and stock option activity during, the years ended December 31, 2008, 2007 and 2006 (“Price” reflects the weighted average exercise price per share):

	2008		2007		2006
	Options	Price	Options	Price	Options	Price
	(in thousands, except per share data)
Outstanding, January 1	3,881	$18.41	2,152	$11.07	2,078	$10.60
Granted	1,324	12.27	2,355	24.09	90	21.88
Exercised	(60)	10.60	(44)	10.60	—	—
Forfeited or expired	(341)	18.88	(582)	14.88	(16)	10.60

Outstanding, December 31	4,804	$16.78	3,881	$18.41	2,152	$11.07

Exercisable, December 31	907	$17.81	62	$11.35	32	$10.60
Weighted average fair value per option granted		$5.72		$6.12		$3.81

The total intrinsic value of stock options exercised during the year ended December 31, 2008 and 2007 was $0.3 million and $0.6 million, respectively. Cash received from stock option exercises for the year ended December 31, 2008 was $0.6 million. The Company did not realize any actual tax benefit from stock option exercises.

There were 2.7 million shares available for future grants under the stock incentive plan at December 31, 2008. Upon share option exercise or vesting of restricted stock, the Company issues new shares to fulfill these grants. Vesting dates on the stock options range from March 2009 to September 2012, and expiration dates range from December 2012 to March 2018 at exercise prices and average contractual lives as follows:

Range of Exercise Prices	Outstanding as of 12/31/08 (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable as of 12/31/08	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$10.00 - $14.99	2,574	8.0	$11.08	428	$10.83	7.4
$15.00 - $19.99	385	9.0	$17.83	50	$19.36	8.3
$20.00 - $24.99	1,845	8.2	$24.51	429	$24.58	8.2

The total intrinsic value of options exercisable as of December 31, 2008 was zero as the exercise price exceeds the market price.

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

LIVE NATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a summary of the Company’s restricted stock awards outstanding at December 31, 2008, 2007 and 2006. (“Price” reflects the weighted average share price at the date of grant):

	2008		2007		2006
	Awards	Price	Awards	Price	Awards	Price
	(in thousands, except per share data)
Outstanding, January 1	928	$18.99	361	$12.39	319	$10.60
Granted	509	12.28	710	22.53	65	21.12
Forfeited	(142)	19.56	(39)	19.70	(1)	10.60
Vested	(301)	18.05	(104)	20.32	(22)	10.60

Outstanding, December 31	994	$15.76	928	$18.99	361	$12.39

The total fair market value of the shares issued upon the vesting of restricted stock awards during the years ended December 31, 2008, 2007 and 2006 was $5.4 million, $2.1 million and $0.2 million, respectively. As of December 31, 2008, there were 150,000 restricted stock awards outstanding which require the Company or the recipient to achieve minimum performance targets in order for the awards to vest.

Bonus Incentives

For 2008 and 2007, the Company entered into arrangements with certain key employees that allows the Company to issue shares of its common stock in lieu of cash bonus payments. For the year ended December 31, 2008, the Company has recorded $20.9 million and $2.1 million of non-cash compensation expense in selling, general and administrative and corporate expenses, respectively, related to bonus incentives to be issued. For the year ended December 31, 2007, the Company has recorded $11.1 million and $0.8 million of non-cash compensation expense in selling, general and administrative and corporate expenses, respectively, related to bonus incentives. Additionally, $(0.9) million and $0.9 million was recorded in discontinued operations for the years ended December 31, 2008 and 2007, respectively. Based on the closing stock price of the Company’s common stock on December 31, 2008, this would result in the issuance of approximately 3.9 million shares in 2009.

Warrants

In April 2008, the Company issued a warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $13.73 per share in connection with the formation of a joint venture. The warrant vests over three years in equal installments beginning on the first anniversary of the issuance date. As the counterparty is not required to provide any future service in order to retain and exercise the warrant, it was expensed at the time of issuance in selling, general and administrative expenses. The Company valued the warrant at $2.1 million using the Black-Scholes valuation model.

NOTE 16—EMPLOYEE SAVINGS PLANS

The Company’s employees are eligible to participate in various 401(k) savings and other plans established for the purpose of providing retirement benefits for substantially all employees. Both the employees and the Company make contributions to the plan. The Company matches 50% of the employee’s first 5% of pay contributed to the plan. Company matched contributions vest to the employees based upon their years of service to the Company.

Contributions to these plans of $2.3 million, $1.8 million and $1.6 million were charged to expense for the years ended December 31, 2008, 2007 and 2006, respectively.

LIVE NATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company provides a non-qualified deferred compensation plan for highly compensated employees and directors. The plan allows employees to defer up to 50% of their annual salary and up to 80% of their bonus before taxes and allows directors to defer up to 100% of their compensation. Matching contributions are made at the sole discretion of the Company’s compensation committee and the Company retains ownership of all assets until distributed and records a liability to the employees. The liability under the deferred compensation plan at December 31, 2008 and 2007 was approximately $2.1 million and $2.5 million, respectively, which is recorded in other long-term liabilities.

NOTE 17—OTHER INFORMATION

Included in other expense (income)—net for the year ended December 31, 2006 is income of $5.9 million related to a fee received on the sale of land in Ireland which was sold in April 2006 to the minority interest holder in this entity. This fee was for payment of services provided by the Company in completing the sale since, under the terms of the original acquisition that included this asset, the Company did not have the rights to the appreciation in the value of this property. The minority interest holder contributed his share of the appreciation in the value of the land to the entity to fund future expenditures.

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands)
The following details the components of “Other expense (income)—net”:
Loss (gain) on sale of investments	$—	$(64)	$1,659
Currency exchange loss	52	902	3,130
Other, net	(80)	(985)	(5,278)

Total other expense (income)—net	$(28)	$(147)	$(489)

LIVE NATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31,
	2008	2007
	(in thousands)
The following details the components of “Other current assets”:
Investments in theatrical productions	$—	$8,778
Inventory	18,107	20,188
Cash held in escrow	7,294	12,088
Other	3,116	3,668

Total other current assets	$28,517	$44,722

The following details the components of “Other long-term assets”:
Prepaid management and booking fees	$1,106	$11,280
Prepaid rent	20,140	21,289
Long-term advances	154,689	53,040
Debt issuance costs	17,746	17,888
Other	18,467	19,466

Total other long-term assets	$212,148	$122,963

The following details the components of “Accrued expenses”:
Accrued event expenses	$68,473	$124,868
Collections on behalf of others	56,944	117,165
Current deferred tax liabilities	1,696	5,285
Accrued insurance	22,120	20,445
Accrued royalties	17,639	12,947
Accrued payroll and benefits	24,019	20,823
Accrued expenses—other	188,101	210,103

Total accrued expenses	$378,992	$511,636

The following details the components of “Other current liabilities”:
Contractual advances	$29,201	$—
Other	35,180	18,348

Total other current liabilities	$64,381	$18,348

The following details the components of “Other long-term liabilities”:
Deferred taxes	$33,782	$6,672
Unrecognized tax benefits	21,952	24,201
Deferred revenue	4,536	7,190
Accrued rent	44,831	35,691
Other	41,259	17,711

Total other long-term liabilities	$146,360	$91,465

NOTE 18—SEGMENT DATA

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

LIVE NATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The North American Music segment principally involves the promotion of live music events in the Company’s owned and/or operated venues and in rented third-party venues and the operation and management of music venues primarily in the United States and Canada. The International Music segment principally involves the promotion of live music events in the Company’s owned and/or operated venues and in rented third-party venues, the production of music festivals and the operation and management of music venues outside of North America. The Artist Nation segment principally involves the promotion and/or production of global music tours as well as providing various services to artists including recorded music and music publishing, merchandise, artist fan sites and VIP ticketing, broadcast/digital media rights, and sponsorship and marketing services. The Ticketing segment principally involves the management of the Company’s internal ticketing operations, the development of the Company’s new ticketing platform and online and wireless distribution activities, including the development of the Company’s website. Other operations include United Kingdom theatrical venue operations and other businesses. The Company’s motor sports business was sold in September 2008 and the Company sold the events business in October 2008, both of which were previously included in other operations and are now reported as discontinued operations.

The Company has reclassified all periods presented to conform to the current period presentation. Revenue and expenses earned and charged between segments are eliminated in consolidation. Corporate expenses, interest income, interest expense, equity in losses (earnings) of nonconsolidated affiliates, minority interest expense (income), other expense (income)—net and income tax expense (benefit) are managed on a total company basis.

LIVE NATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There are no customers that individually account for more than ten percent of the Company’s consolidated revenue in any year.

	North American Music	International Music	Artist Nation	Ticketing	Other	Corporate	Eliminations	Consolidated
	(in thousands)

2008
Revenue	$2,235,961	$1,182,606	$664,220	$22,393	$88,032	$—	$(26,374)	$4,166,838
Direct operating expenses	1,782,660	939,737	592,331	9,370	26,215	733	(26,374)	3,324,672
Selling, general and administrative expenses	338,700	163,575	78,396	33,332	41,348	—	—	655,351
Depreciation and amortization	71,786	22,113	36,092	5,569	7,961	3,946	—	147,467
Goodwill impairment	189,238	—	80,664	—	—	—	—	269,902
Loss (gain) on sale of operating assets	(546)	203	565	—	62	824	—	1,108
Corporate expenses	—	—	—	—	—	52,498	—	52,498

Operating income (loss)	$(145,877)	$56,978	$(123,828)	$(25,878)	$12,446	$(58,001)	$—	$(284,160)

Intersegment revenue	$—	$6,655	$19,719	$—	$—	$—	$—	$26,374
Identifiable assets	$856,545	$736,136	$604,237	$39,636	$182,261	$59,842	$—	$2,478,657
Capital expenditures	$58,258	$93,372	$4,308	$23,757	$4,048	$3,177	$—	$186,920

2007
Revenue	$1,976,497	$1,078,696	$573,544	$11,358	$142,130	$—	$(26,755)	$3,755,470
Direct operating expenses	1,577,805	857,867	519,206	3,128	72,356	—	(26,752)	3,003,610
Selling, general and administrative expenses	327,939	146,526	48,609	15,379	54,533	—	(3)	592,983
Depreciation and amortization	62,862	14,928	19,821	3,311	10,358	5,554	—	116,834
Loss (gain) on sale of operating assets	(6,725)	(18,807)	—	—	5,047	(169)	—	(20,654)
Corporate expenses	—	—	—	—	—	45,854	—	45,854

Operating income (loss)	$14,616	$78,182	$(14,092)	$(10,460)	$(164)	$(51,239)	$—	$16,843

Intersegment revenue	$820	$16,868	$4,735	$—	$4,332	$—	$—	$26,755
Identifiable assets	$1,044,146	$677,857	$538,617	$19,334	$384,732	$87,417	$—	$2,752,103
Capital expenditures	$43,904	$39,927	$2,804	$14,180	$8,798	$7,236	$—	$116,849

2006
Revenue	$1,647,357	$867,423	$602,688	$8,893	$178,784	$—	$(10,674)	$3,294,471
Direct operating expenses	1,368,508	679,732	544,984	2,665	93,584	—	(10,604)	2,678,869
Selling, general and administrative expenses	244,236	119,276	24,160	11,829	69,539	—	(70)	468,970
Depreciation and amortization	80,424	15,006	6,121	501	18,559	3,017	—	123,628
Loss (gain) on sale of operating assets	(63)	1,041	—	—	(10,844)	(121)	—	(9,987)
Corporate expenses	—	—	—	—	—	33,863	—	33,863

Operating income (loss)	$(45,748)	$52,368	$27,423	$(6,102)	$7,946	$(36,759)	$—	$(872)

Intersegment revenue	$4,356	$881	$3,792	$—	$1,645	$—	$—	$10,674
Identifiable assets	$968,510	$571,485	$175,232	$7,443	$454,210	$48,122	$—	$2,225,002
Capital expenditures	$24,401	$6,553	$382	$5,473	$21,510	$7,386	$—	$65,705

LIVE NATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides information on the Company’s foreign operations included in the consolidated amounts above:

	United Kingdom Operations	Other Foreign Operations	Total Foreign Operations	Total Domestic Operations	Consolidated Total
	(in thousands)
2008
Revenue	$557,006	$947,889	$1,504,895	$2,661,943	$4,166,838
Identifiable assets	$453,823	$547,446	$1,001,269	$1,477,388	$2,478,657

2007
Revenue	$575,180	$780,060	$1,355,240	$2,400,230	$3,755,470
Identifiable assets	$456,703	$461,279	$917,982	$1,834,121	$2,752,103

2006
Revenue	$533,534	$487,355	$1,020,889	$2,273,582	$3,294,471
Identifiable assets	$437,989	$308,471	$746,460	$1,478,542	$2,225,002

LIVE NATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19—QUARTERLY RESULTS OF OPERATIONS (Unaudited)

	March 31,		June 30,		September 30,		December 31,
	2008	2007	2008	2007	2008	2007	2008	2007
	(in thousands, except per share data)
Revenue	$532,689	$418,507	$1,129,735	$966,033	$1,588,462	$1,448,495	$915,952	$922,435
Operating expenses:
Direct operating expenses	402,311	305,327	891,716	760,554	1,295,416	1,197,399	735,229	740,330
Selling, general and administrative expenses	154,397	136,527	166,669	155,039	174,245	151,079	160,040	150,338
Depreciation and amortization	34,229	26,679	33,042	23,978	31,490	26,020	48,706	40,157
Goodwill impairment	—	—	—	—	—	—	269,902	—
Loss (gain) on sale of operating assets	449	4,575	—	(19,269)	(1,230)	(6,112)	1,889	152
Corporate expenses	11,641	9,796	10,474	9,263	13,062	11,335	17,321	15,460

Operating income (loss)	(70,338)	(64,397)	27,834	36,468	75,479	68,774	(317,135)	(24,002)
Interest expense	15,927	14,928	14,434	15,248	15,285	15,018	17,377	16,559
Interest income	(2,162)	(2,657)	(3,266)	(4,308)	(2,978)	(3,732)	(1,786)	(2,779)
Equity in (earnings) losses of nonconsolidated affiliates	(288)	2,135	1,396	1,436	(1,979)	(115)	(1,393)	1,602
Minority interest expense (income)	(2,222)	(3,267)	(2,323)	2,907	4,261	7,392	1,710	(872)
Other expense (income)—net	(863)	(47)	(252)	(307)	277	(213)	810	420

Income (loss) from continuing operations before income taxes	(80,730)	(75,489)	17,845	21,492	60,613	50,424	(333,853)	(38,932)
Income tax expense (benefit)	(13,962)	(8,705)	14,072	13,600	(31,848)	10,384	15,813	(2,005)

Income (loss) from continuing operations	(66,768)	(66,784)	3,773	7,892	92,461	40,040	(349,666)	(36,927)
Income (loss) from discontinued operations, net of tax	31,366	21,735	(2,538)	2,030	47,467	1,513	12,140	18,565

Net income (loss)	$(35,402)	$(45,049)	$1,235	$9,922	$139,928	$41,553	$(337,526)	$(18,362)

Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.89)	$(1.02)	$0.04	$0.12	$1.21	$0.58	$(4.49)	$(0.50)
Income (loss) from discontinued operations	0.42	0.33	(0.03)	0.03	0.63	0.02	0.16	0.25

Net income (loss)	$(0.47)	$(0.69)	$0.01	$0.15	$1.84	$0.60	$(4.33)	$(0.25)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.89)	$(1.02)	$0.04	$0.12	$1.11	$0.53	$(4.49)	$(0.50)
Income (loss) from discontinued operations	0.42	0.33	(0.03)	0.03	0.56	0.02	0.16	0.25

Net income (loss)	$(0.47)	$(0.69)	$0.01	$0.15	$1.67	$0.55	$(4.33)	$(0.25)

NOTE 20—SUBSEQUENT EVENTS

In February 2009, Live Nation entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ticketmaster Entertainment, Inc., a Delaware corporation (“Ticketmaster”), pursuant to which, among other things, Ticketmaster will merge (the “Merger”) with and into a Delaware limited liability company and

LIVE NATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

wholly owned subsidiary of Live Nation (“Merger Sub”), with Merger Sub continuing as the surviving corporation following the Merger. The Merger, the Merger Agreement and the transactions contemplated thereby have been approved by the boards of directors of both Live Nation and Ticketmaster.

At the effective time of the Merger (the “Effective Time”), each issued and outstanding share of Ticketmaster’s common stock, par value $0.01 per share (“Ticketmaster Common Stock”), will be automatically converted into the right to receive 1.384 (the “Exchange Ratio”) fully paid and non-assessable shares of Live Nation common stock, par value $0.01 per share. The Exchange Ratio shall be subject to adjustment prior to closing in order to ensure that the holders of 100% of the voting power of Ticketmaster’s equity securities immediately prior to the Effective Time (which voting power is expected at such time to be represented solely by shares of Ticketmaster Common Stock) receive 50.01% of the voting power of the equity securities of Live Nation immediately following the Merger (which voting power is expected at such time to be represented solely by shares of Live Nation common stock). No fractional shares of Live Nation common stock will be issued in connection with the Merger, and holders of Ticketmaster Common Stock will be entitled to receive cash in lieu thereof.

Also in connection with the Merger, (i) all outstanding options to purchase Ticketmaster Common Stock granted pursuant to a Ticketmaster stock plan (“Ticketmaster Stock Options”) will be converted into an option to acquire, on the same terms and conditions as were applicable under such Ticketmaster Stock Options, a number of shares of Live Nation common stock determined by multiplying the number of shares of Ticketmaster Common Stock subject to such Ticketmaster Stock Options immediately prior to the Effective Time by the Exchange Ratio; (ii) each award of restricted Ticketmaster Common Stock outstanding shall be converted, on the same terms and conditions applicable to restricted Ticketmaster Common Stock immediately prior to the Effective Time, into the number of shares of restricted Live Nation common stock determined by multiplying the number of shares of restricted Ticketmaster Common Stock subject to such award immediately prior to the Effective Time by the Exchange Ratio; and (iii) all outstanding awards of Ticketmaster restricted stock units or director share unit accounts will be converted, on the same terms and conditions applicable to such awards, into restricted stock units or an account of director share units (as the case may be) of Live Nation common stock by multiplying the number of shares of outstanding Ticketmaster Common Stock subject to such award immediately prior to the Effective Time by the Exchange Ratio.

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

Based on their evaluation as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

During 2008, we completed the acquisitions of the operating company that manages and holds the lease for the Heineken Music Hall (January), Amsterdam Music Dome Exploitatie B.V. (January), DFC Holdings Limited (April), Mirage Promotions FZ-LLC (May), Lugerinc. AB and Moondog Entertainment AB (June), Moi.Je Prod SAS (July), De-Lux Merchandise Company Limited (October) and Emerge Media Ventures Ltd. (October). Consistent with published guidance of the SEC, our management excluded the acquired companies (except for the Heineken Music Hall) from the scope of its assessment of internal control over financial reporting as of December 31, 2008. Total assets and total revenue from the acquisitions (excluding the Heineken Music Hall) represented approximately 2% and 2%, respectively, of the related consolidated financial statement amounts of Live Nation as of and for the year ended December 31, 2008.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting. The attestation report is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Live Nation, Inc.

We have audited Live Nation, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Live Nation, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Amsterdam Music Dome Exploitatie B.V., DFC Holdings Limited, Mirage Promotions FZ-LLC, Lugerinc. AB and Moondog Entertainment AB, Moi.Je Prod SAS, De-Lux Merchandise Company Limited, and Emerge Media Ventures Ltd. which are included in the 2008 consolidated financial statements of Live Nation, Inc. and constituted 2% of total assets as of December 31, 2008 and 2% of total revenues for the year then ended. Our audit of internal control over financial reporting of Live Nation, Inc. also did not include an evaluation of the internal control over financial reporting of Amsterdam Music Dome Exploitatie B.V., DFC Holdings Limited, Mirage Promotions FZ-LLC, Lugerinc. AB and Moondog Entertainment AB, Moi.Je Prod SAS, De-Lux Merchandise Company Limited, and Emerge Media Ventures Ltd.

In our opinion, Live Nation, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Live Nation, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Live Nation, Inc. and our report dated March 3, 2009 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Los Angeles, California

March 3, 2009

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements.

The following consolidated financial statements are included in Item 8:

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

(a)2. Financial Statement Schedule.

The following financial statement schedule for the years ended December 31, 2008, 2007 and 2006 is filed as part of this report and should be read in conjunction with the consolidated financial statements.

Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

LIVE NATION, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

(in thousands)

Description	Balance at Beginning of Period	Charges to Costs, Expenses and Other	Write-off of Accounts Receivable	Other		Balance at End of Period
Year ended December 31, 2006	$9,518	$5,923	$(1,693)	$(283	)(1)	$13,465

Year ended December 31, 2007	$13,465	$11,079	$(5,855)	$239	(2)	$18,928

Year ended December 31, 2008	$18,928	$3,898	$(10,812)	$(1,638	)(3)	$10,376

(1)	Elimination of allowance for doubtful accounts resulting from dispositions, partially offset by foreign currency adjustments and the addition of allowance for doubtful accounts resulting from acquisitions.
(2)	Foreign currency adjustments.
(3)	Reclassification of allowance for doubtful accounts to long-term assets and elimination of allowance for doubtful accounts resulting from dispositions.

LIVE NATION, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Deferred Tax Asset Valuation Allowance

(in thousands)

Description	Balance at Beginning of Period	Charges to Costs, Expenses and Other(1)	Deletions	Other(1)	Balance at End of Period
Year ended December 31, 2006	$77,266	$29,502	$—	$84,556	$191,324

Year ended December 31, 2007	$191,324	$26,755	$—	$57,842	$275,921

Year ended December 31, 2008	$275,921	$49,765	$—	$(86,707)	$238,979

(1)	In 2006, the Company established allowances against deferred tax assets recorded in connection with the Company’s acquisition of HOB Entertainment, Inc. In 2007, the Company recorded valuation allowances against: (i) previously unrecorded deferred tax assets arising from the Internal Revenue Service settlement of $38.2 million and a capital loss carryforward of $18.9 million, (ii) deferred tax assets established in connection with the HOB Entertainment, Inc. and the Signatures Network, Inc. business combinations of $1.8 million and (iii) other assets of $(1.1) million. During 2008, principal drivers of other reductions in the valuation allowance were the estimated utilization of U.S. net operating losses of $29.8 million and the establishment of $51.1 million of deferred tax liabilities in connection 2008 business combinations and artist rights contracts.

(a)3. Exhibits.

Exhibit Number	Description

2.1	Master Separation and Distribution Agreement between Clear Channel Communications, Inc. and CCE Spinco, Inc., (now Live Nation, Inc.) dated December 20, 2005 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed December 23, 2005).

2.2	Agreement and Plan of Merger, dated June 30, 2006, by and among Live Nation Worldwide, Inc., Harry Merger Sub Inc., HOB Entertainment, Inc. (“HOB”) and certain HOB stockholders named therein (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed July 7, 2006).

2.3	Agreement of Merger, dated November 14, 2007, by and among Live Nation, Inc., SNI Acquisition Merger Subsidiary I, Inc., SNI Acquisition Merger Subsidiary II, Inc., Signatures SNI, Inc., Dell R. Furano and Furano Revocable Trust (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed November 20, 2007).

3.1	Amended and Restated Certificate of Incorporation of CCE Spinco, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 16, 2005).

3.2	Amended and Restated Bylaws of Live Nation, Inc. dated September 9, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed September 15 2008).

4.1	Rights Agreement between CCE Spinco, Inc. and The Bank of New York, as rights agent, dated December 21, 2005 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 23, 2005).

4.2	Form of Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed December 23, 2005).

4.3	Form of Right Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed December 23, 2005).

4.4	Lockup and Registration Rights Agreement, dated May 26, 2006, by and among Live Nation, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc., and the other parties set forth therein (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed June 2, 2006).

4.5	Incremental Assumption Agreement and Amendment No. 1 dated as of November 3, 2006, to the Credit Agreement dated as of December 21, 2005, among Live Nation, Inc., Live Nation Worldwide, Inc. and the Foreign Borrowers party thereto, as Borrowers, JP Morgan Chase, N.A., as Administrative Agent, JP Morgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed November 9, 2006).

4.6	Amendment No. 2 dated as of December 6, 2006, to the Credit Agreement dated as of December 21, 2005, as amended as of November 3, 2006, among Live Nation, Inc., Live Nation Worldwide, Inc. and the Foreign Borrowers party thereto, as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed December 21, 2006).

Exhibit Number	Description

4.7	Incremental Assumption Agreement and Amendment No. 3 dated as of December 11, 2006, to the Credit Agreement dated as of December 21, 2005, as amended as of November 3, 2006 and December 11, 2006, among Live Nation, Inc., Live Nation Worldwide, Inc. and the Foreign Borrowers party thereto, as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed December 21, 2006).

4.8	Amendment No 1. to the Live Nation, Inc. Nonqualified Deferred Compensation Plan, effective August 4, 2006 (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 filed December 7, 2006 (No. 333-139178)).

4.9	Indenture related to the 2.875% Convertible Senior Notes, due 2027, dated as of July 16, 2007, between Live Nation, Inc. and Wells Fargo Bank, N.A., as trustee (including form of 2.875% Convertible Senior Note due 2027) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 16, 2007).

4.10	Registration Rights Agreement, dated as of July 16, 2007, among Live Nation, Inc. and Banc of America Securities LLC, J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 16, 2007).

4.11	Lockup and Registration Rights Agreement, dated September 12, 2007, by and among Live Nation, Inc., SAMCO Investments Ltd., and Michael Cohl (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 13, 2007).

4.12	First Amendment to Lockup and Registration Rights Agreement, dated April 23, 2007, by and among Live Nation, Inc., Samco Investments Ltd., and Michael Cohl (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed on May 8, 2008).

10.1	Transition Services Agreement between CCE Spinco, Inc. and Clear Channel Management Services, L.P. dated December 21, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.2	Tax Matters Agreement among CCE Spinco, Inc., CCE Holdco #2, Inc. and Clear Channel Communications, Inc., dated December 21, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.3	Employee Matters Agreement between CCE Spinco, Inc. and Clear Channel Communications, Inc., dated December 21, 2005 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.4	Trademark and Copyright License Agreement between CCE Spinco, Inc. and Clear Channel Identity, L.P., dated December 21, 2005 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.5 §	Clear Channel Entertainment Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.6	Amended and Restated Certificate of Incorporation of Live Nation Holdco #2, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 3, 2007).

10.7	Second Amended and Restated Certificate of Incorporation of Live Nation Holdco #2, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed July 23, 2008).

Exhibit Number	Description

10.8 §	Live Nation, Inc. 2005 Stock Incentive Plan, as Amended and Restated (incorporated by reference to Appendix B to the Company’s Proxy Statement dated April 5, 2007).

10.9 §	Form of Stock Option Agreement under the CCE Spinco, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.10 §	Form of Restricted Stock Award Agreement under the CCE Spinco, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.11 §	CCE Spinco, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.12 §	Live Nation, Inc. 2006 Annual Incentive Plan, as Amended and Restated (incorporated by reference to Appendix A to the Company’s Proxy Statement dated April 5, 2007).

10.13 §	Live Nation, Inc. Employee Stock Bonus Plan dated March 13, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 19, 2008)

10.14	Amended and Restated Credit Agreement, dated as of June 29, 2007, among Live Nation, Inc., Live Nation Worldwide, Inc. and the foreign borrowers party thereto, as Borrowers, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, Bank of America, N.A., as Syndication Agent, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Co-Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 3, 2007).

10.15	Amended and Restated Credit Agreement, dated as of July 17, 2008, among Live Nation, Inc., Live Nation Worldwide, Inc. and the foreign borrowers party thereto, as Borrowers, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, Bank of America, N.A., as Syndication Agent, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Co-Lead Arrangers and Joint BookrunnersFirst (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 23, 2008).

10.16	Amended and Restated Guarantee and Collateral Agreement, dated as of June 29, 2007, among Live Nation, Inc., Live Nation Worldwide, Inc., the other subsidiaries of Live Nation, Inc. identified therein and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 3, 2007).

10.17 §	Amended and Restated Employment Agreement effective as of January 1, 2007 by and between Live Nation Worldwide, Inc. and Michael Rapino (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 9, 2007).

10.18 §*	First Amendment (effective December 31, 2008) to Amended and Restated Employment Agreement effective January 1, 2007, by and between Live Nation Worldwide, Inc. and Michael Rapino.

10.19 §	Employment Agreement, dated November 28, 2005, by and between SFX Entertainment, Inc., d/b/a Clear Channel Entertainment and Alan Ridgeway (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form 10 (File No. 001-32601)).

10.20 §	First Amendment to Employment Agreement entered into August 8, 2006 by and between Live Nation Worldwide, Inc. and Alan Ridgeway (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed August 11, 2006).

Exhibit Number	Description

10.21 §	Second Amendment to Employment Agreement dated March 29, 2007 by and between Live Nation Worldwide, Inc. and Alan Ridgeway (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed May 10, 2007).

10.22 §	Employment Agreement effective September 1, 2007 by and between Live Nation Music (UK) Limited and Alan B. Ridgeway (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed September 24, 2007).

10.23 §	Employment Agreement, dated December 22, 2004, by and between Kathy Willard and SFX Entertainment, Inc., d/b/a/Clear Channel Entertainment, as amended December 1, 2005 effective January 1, 2005 (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.24 §	Employment Agreement effective September 1, 2007 by and between Live Nation Worldwide, Inc. and Elizabeth K. (Kathy) Willard (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed September 24, 2007).

10.25 §*	First Amendment (effective December 31, 2008) to Employment Agreement dated September 1, 2007 by and between Live Nation Worldwide, Inc. and Elizabeth K. (Kathy) Willard.

10.26 §	Employment Agreement dated March 13, 2006 by and between SFX Entertainment, Inc., d/b/a Live Nation, and Michael G. Rowles (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 1, 2006).

10.27 §	First Amendment to Employment Agreement dated March 29, 2007 by and between Live Nation Worldwide, Inc. and Michael G. Rowles (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed May 10, 2007).

10.28 §*	Second Amendment (effective December 31, 2008) to Employment Agreement effective March 13, 2006, as first amended dated March 29, 2007, by and between Live Nation Worldwide, Inc. and Michael G. Rowles.

10.29 §	Employment Agreement dated December 17, 2007, by and between Live Nation Worldwide, Inc. and Brian Capo (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed August 7, 2008).

10.30 §*	First Amendment (effective December 31, 2008) to Employment Agreement dated December 17, 2007, by and between Live Nation Worldwide, Inc. and Brian Capo.

10.31 §	Employment Agreement dated March 18, 2008 by and between Live Nation Worldwide, Inc. and Jason Garner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 24, 2008)

10.32 §*	First Amendment (effective December 31, 2008) to Employment Agreement dated March 18, 2008 by and between Live Nation Worldwide, Inc. and Jason Garner.

10.33	Membership Interest Purchase Agreement dated January 26, 2006 by and among SFX Sports Group, Inc. and Arn Tellem (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 17, 2006).

10.34	Stock Purchase Agreement, dated May 26, 2006, by and among Live Nation, Inc., SFX Entertainment, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc., Michael Cohl and the other parties set forth therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 2, 2006).

Exhibit Number	Description

10.35	Securityholders Agreement, dated May 26, 2006, by and among Live Nation, Inc., SFX Entertainment, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc., Michael Cohl and the other parties set forth therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 2, 2006).

10.36 §	Services Agreement, dated May 26, 2006, by and among CPI International Touring Inc., CPI Touring (USA), Inc., Grand Entertainment (Row), LLC, CPI Entertainment Content (2005), Inc., CPI Entertainment Content (2006), Inc., KSC Consulting (Barbados) Inc. and Michael Cohl (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed June 2, 2006).

10.37	Credit Agreement, dated May 26, 2006, by and among Live Nation, Inc., SFX Entertainment, Inc., CPI International Touring Inc., CPI Touring (USA), Inc., Grand Entertainment (Row), LLC, CPI Entertainment Content (2005), Inc., and CPI Entertainment Content (2006), Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed June 2, 2006).

10.38	Stock Purchase Agreement, dated September 12, 2007, by and among Live Nation, Inc., Live Nation Worldwide, Inc., SAMCO Investments Ltd., Michael Cohl, Concert Productions International Inc., the other sellers identified on Exhibit A to the Stock Purchase Agreement, CPI Entertainment Content (2005), Inc., CPI Entertainment Content (2006), Inc., Grand Entertainment (ROW), LLC, CPI International Touring Inc. and CPI Touring (USA), Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 13, 2007).

10.39

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

10.40	First Amendment to Services Agreement, dated June 20, 2008, by and among Live Nation Worldwide, Inc., KSC Consulting (Barbados) Inc., CPI International Touring Inc. and Michael Cohl (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 20, 2008).

10.41	Trust Agreement dated September 12, 2007, by and among Live Nation, Inc., Samco Investments Ltd., Michael Cohl and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 13, 2007).

10.42	Purchase Agreement, dated November 8, 2007, by and among Live Nation Worldwide, Inc., Laurence Chicago, LLC and Laurence Chicago Ventures, LLC. (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed February 29, 2008).

10.43	Stock Purchase Agreement, dated January 23, 2008, between Live Nation Worldwide, Inc. and Key Brand Entertainment Inc. (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed February 29, 2008).

10.44	Stock Purchase Agreement, dated September 9, 2008, by and among Feld Entertainment, Inc., Feld Acquisition Corp., Live Nation Worldwide, Inc., and Live Nation Motor Sports, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed November 7, 2008).

12.1*	Computation of Ratio of Earnings to Fixed Charges.

14.1*	Code of Business Conduct and Ethics.

Exhibit Number	Description

21.1*	Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP.

24.1*	Power of Attorney (see page 145).

31.1*	Certification of Chief Executive Officer.

31.2*	Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.
§	Management contract or compensatory plan or arrangement.

The Company has not filed long-term debt instruments of its subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2009.

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

Name	Title	Date

/S/ MICHAEL RAPINO Michael Rapino	President and Chief Executive Officer and Director	March 3, 2009

/S/ KATHY WILLARD Kathy Willard	Chief Financial Officer	March 3, 2009

/S/ BRIAN CAPO Brian Capo	Chief Accounting Officer	March 3, 2009

Ariel Emanuel	Director	March 3, 2009

/S/ ROBERT TED ENLOE, III Robert Ted Enloe, III	Director	March 3, 2009

/S/ JEFFREY T. HINSON Jeffrey T. Hinson	Director	March 3, 2009

/S/ JAMES S. KAHAN James S. Kahan	Director	March 3, 2009

Name	Title	Date

/S/ L. LOWRY MAYS L. Lowry Mays	Director	March 3, 2009

/S/ RANDALL T. MAYS Randall T. Mays	Director	March 3, 2009

/S/ CONNIE MCCOMBS MCNAB Connie McCombs McNab	Director	March 3, 2009

/S/ MARK S. SHAPIRO Mark S. Shapiro	Director	March 3, 2009

/S/ HARVEY WEINSTEIN Harvey Weinstein	Director	March 3, 2009

EXHIBIT INDEX

Exhibit Number	Description

2.1	Master Separation and Distribution Agreement between Clear Channel Communications, Inc. and CCE Spinco, Inc., (now Live Nation, Inc.) dated December 20, 2005 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed December 23, 2005).

2.2	Agreement and Plan of Merger, dated June 30, 2006, by and among Live Nation Worldwide, Inc., Harry Merger Sub Inc., HOB Entertainment, Inc. (“HOB”) and certain HOB stockholders named therein (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed July 7, 2006).

2.3	Agreement of Merger, dated November 14, 2007, by and among Live Nation, Inc., SNI Acquisition Merger Subsidiary I, Inc., SNI Acquisition Merger Subsidiary II, Inc., Signatures SNI, Inc., Dell R. Furano and Furano Revocable Trust (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed November 20, 2007).

3.1	Amended and Restated Certificate of Incorporation of CCE Spinco, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 16, 2005).

3.2	Amended and Restated Bylaws of Live Nation, Inc. dated September 9, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed September 15 2008).

4.1	Rights Agreement between CCE Spinco, Inc. and The Bank of New York, as rights agent, dated December 21, 2005 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 23, 2005).

4.2	Form of Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed December 23, 2005).

4.3	Form of Right Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed December 23, 2005).

4.4	Lockup and Registration Rights Agreement, dated May 26, 2006, by and among Live Nation, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc., and the other parties set forth therein (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed June 2, 2006).

4.5	Incremental Assumption Agreement and Amendment No. 1 dated as of November 3, 2006, to the Credit Agreement dated as of December 21, 2005, among Live Nation, Inc., Live Nation Worldwide, Inc. and the Foreign Borrowers party thereto, as Borrowers, JP Morgan Chase, N.A., as Administrative Agent, JP Morgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed November 9, 2006).

4.6	Amendment No. 2 dated as of December 6, 2006, to the Credit Agreement dated as of December 21, 2005, as amended as of November 3, 2006, among Live Nation, Inc., Live Nation Worldwide, Inc. and the Foreign Borrowers party thereto, as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed December 21, 2006).

Exhibit Number	Description

4.7	Incremental Assumption Agreement and Amendment No. 3 dated as of December 11, 2006, to the Credit Agreement dated as of December 21, 2005, as amended as of November 3, 2006 and December 11, 2006, among Live Nation, Inc., Live Nation Worldwide, Inc. and the Foreign Borrowers party thereto, as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed December 21, 2006).

4.8	Amendment No 1. to the Live Nation, Inc. Nonqualified Deferred Compensation Plan, effective August 4, 2006 (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 filed December 7, 2006 (No. 333-139178)).

4.9	Indenture related to the 2.875% Convertible Senior Notes, due 2027, dated as of July 16, 2007, between Live Nation, Inc. and Wells Fargo Bank, N.A., as trustee (including form of 2.875% Convertible Senior Note due 2027) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 16, 2007).

4.10	Registration Rights Agreement, dated as of July 16, 2007, among Live Nation, Inc. and Banc of America Securities LLC, J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 16, 2007).

4.11	Lockup and Registration Rights Agreement, dated September 12, 2007, by and among Live Nation, Inc., SAMCO Investments Ltd., and Michael Cohl (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 13, 2007).

4.12	First Amendment to Lockup and Registration Rights Agreement, dated April 23, 2007, by and among Live Nation, Inc., Samco Investments Ltd., and Michael Cohl (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed on May 8, 2008).

10.1	Transition Services Agreement between CCE Spinco, Inc. and Clear Channel Management Services, L.P. dated December 21, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.2	Tax Matters Agreement among CCE Spinco, Inc., CCE Holdco #2, Inc. and Clear Channel Communications, Inc., dated December 21, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.3	Employee Matters Agreement between CCE Spinco, Inc. and Clear Channel Communications, Inc., dated December 21, 2005 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.4	Trademark and Copyright License Agreement between CCE Spinco, Inc. and Clear Channel Identity, L.P., dated December 21, 2005 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.5 §	Clear Channel Entertainment Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.6	Amended and Restated Certificate of Incorporation of Live Nation Holdco #2, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 3, 2007).

10.7	Second Amended and Restated Certificate of Incorporation of Live Nation Holdco #2, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed July 23, 2008).

Exhibit Number	Description

10.8 §	Live Nation, Inc. 2005 Stock Incentive Plan, as Amended and Restated (incorporated by reference to Appendix B to the Company’s Proxy Statement dated April 5, 2007).

10.9 §	Form of Stock Option Agreement under the CCE Spinco, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.10 §	Form of Restricted Stock Award Agreement under the CCE Spinco, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.11 §	CCE Spinco, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.12 §	Live Nation, Inc. 2006 Annual Incentive Plan, as Amended and Restated (incorporated by reference to Appendix A to the Company’s Proxy Statement dated April 5, 2007).

10.13 §	Live Nation, Inc. Employee Stock Bonus Plan dated March 13, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 19, 2008).

10.14	Amended and Restated Credit Agreement, dated as of June 29, 2007, among Live Nation, Inc., Live Nation Worldwide, Inc. and the foreign borrowers party thereto, as Borrowers, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, Bank of America, N.A., as Syndication Agent, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Co-Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 3, 2007).

10.15	Amended and Restated Credit Agreement, dated as of July 17, 2008, among Live Nation, Inc., Live Nation Worldwide, Inc. and the foreign borrowers party thereto, as Borrowers, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, Bank of America, N.A., as Syndication Agent, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Co-Lead Arrangers and Joint BookrunnersFirst (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 23, 2008).

10.16	Amended and Restated Guarantee and Collateral Agreement, dated as of June 29, 2007, among Live Nation, Inc., Live Nation Worldwide, Inc., the other subsidiaries of Live Nation, Inc. identified therein and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 3, 2007).

10.17 §	Amended and Restated Employment Agreement effective as of January 1, 2007 by and between Live Nation Worldwide, Inc. and Michael Rapino (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 9, 2007).

10.18 §*	First Amendment (effective December 31, 2008) to Amended and Restated Employment Agreement effective January 1, 2007, by and between Live Nation Worldwide, Inc. and Michael Rapino.

10.19 §	Employment Agreement, dated November 28, 2005, by and between SFX Entertainment, Inc., d/b/a Clear Channel Entertainment and Alan Ridgeway (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form 10 (File No. 001-32601)).

10.20 §	First Amendment to Employment Agreement entered into August 8, 2006 by and between Live Nation Worldwide, Inc. and Alan Ridgeway (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed August 11, 2006).

Exhibit Number	Description

10.21 §	Second Amendment to Employment Agreement dated March 29, 2007 by and between Live Nation Worldwide, Inc. and Alan Ridgeway (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed May 10, 2007).

10.22 §	Employment Agreement effective September 1, 2007 by and between Live Nation Music (UK) Limited and Alan B. Ridgeway (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed September 24, 2007).

10.23 §	Employment Agreement, dated December 22, 2004, by and between Kathy Willard and SFX Entertainment, Inc., d/b/a/Clear Channel Entertainment, as amended December 1, 2005 effective January 1, 2005 (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.24 §	Employment Agreement effective September 1, 2007 by and between Live Nation Worldwide, Inc. and Elizabeth K. (Kathy) Willard (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed September 24, 2007).

10.25 §*	First Amendment (effective December 31, 2008) to Employment Agreement dated September 1, 2007 by and between Live Nation Worldwide, Inc. and Elizabeth K. (Kathy) Willard.

10.26 §	Employment Agreement dated March 13, 2006 by and between SFX Entertainment, Inc., d/b/a Live Nation, and Michael G. Rowles (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 1, 2006).

10.27 §	First Amendment to Employment Agreement dated March 29, 2007 by and between Live Nation Worldwide, Inc. and Michael G. Rowles (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed May 10, 2007).

10.28 §*	Second Amendment (effective December 31, 2008) to Employment Agreement effective March 13, 2006, as first amended dated March 29, 2007, by and between Live Nation Worldwide, Inc. and Michael G. Rowles.

10.29 §	Employment Agreement dated December 17, 2007, by and between Live Nation Worldwide, Inc. and Brian Capo (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed August 7, 2008).

10.30 §*	First Amendment (effective December 31, 2008) to Employment Agreement dated December 17, 2007, by and between Live Nation Worldwide, Inc. and Brian Capo.

10.31 §	Employment Agreement dated March 18, 2008 by and between Live Nation Worldwide, Inc. and Jason Garner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 24, 2008).

10.32 §*	First Amendment (effective December 31, 2008) to Employment Agreement dated March 18, 2008 by and between Live Nation Worldwide, Inc. and Jason Garner.

10.33	Membership Interest Purchase Agreement dated January 26, 2006 by and among SFX Sports Group, Inc. and Arn Tellem (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 17, 2006).

10.34	Stock Purchase Agreement, dated May 26, 2006, by and among Live Nation, Inc., SFX Entertainment, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc., Michael Cohl and the other parties set forth therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 2, 2006).

Exhibit Number	Description

10.35	Securityholders Agreement, dated May 26, 2006, by and among Live Nation, Inc., SFX Entertainment, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc., Michael Cohl and the other parties set forth therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 2, 2006).

10.36 §	Services Agreement, dated May 26, 2006, by and among CPI International Touring Inc., CPI Touring (USA), Inc., Grand Entertainment (Row), LLC, CPI Entertainment Content (2005), Inc., CPI Entertainment Content (2006), Inc., KSC Consulting (Barbados) Inc. and Michael Cohl (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed June 2, 2006).

10.37	Credit Agreement, dated May 26, 2006, by and among Live Nation, Inc., SFX Entertainment, Inc., CPI International Touring Inc., CPI Touring (USA), Inc., Grand Entertainment (Row), LLC, CPI Entertainment Content (2005), Inc., and CPI Entertainment Content (2006), Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed June 2, 2006).

10.38	Stock Purchase Agreement, dated September 12, 2007, by and among Live Nation, Inc., Live Nation Worldwide, Inc., SAMCO Investments Ltd., Michael Cohl, Concert Productions International Inc., the other sellers identified on Exhibit A to the Stock Purchase Agreement, CPI Entertainment Content (2005), Inc., CPI Entertainment Content (2006), Inc., Grand Entertainment (ROW), LLC, CPI International Touring Inc. and CPI Touring (USA), Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 13, 2007).

10.39	Services Agreement, dated September 12, 2007, by and among Live Nation Worldwide, Inc., KSC Consulting (Barbados) Inc., CPI Entertainment Content (2005), Inc., CPI Entertainment Content (2006), Inc., Grand Entertainment (ROW), LLC, CPI International Touring Inc. and CPI Touring (USA), Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 13, 2007).

10.40	First Amendment to Services Agreement, dated June 20, 2008, by and among Live Nation Worldwide, Inc., KSC Consulting (Barbados) Inc., CPI International Touring Inc. and Michael Cohl (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 20, 2008).

10.41	Trust Agreement dated September 12, 2007, by and among Live Nation, Inc., Samco Investments Ltd., Michael Cohl and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 13, 2007).

10.42	Purchase Agreement, dated November 8, 2007, by and among Live Nation Worldwide, Inc., Laurence Chicago, LLC and Laurence Chicago Ventures, LLC. (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed February 29, 2008).

10.43	Stock Purchase Agreement, dated January 23, 2008, between Live Nation Worldwide, Inc. and Key Brand Entertainment Inc. (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed February 29, 2008).

10.44	Stock Purchase Agreement, dated September 9, 2008, by and among Feld Entertainment, Inc., Feld Acquisition Corp., Live Nation Worldwide, Inc., and Live Nation Motor Sports, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed November 7, 2008).

12.1*	Computation of Ratio of Earnings to Fixed Charges.

14.1*	Code of Business Conduct and Ethics.

21.1*	Subsidiaries of the Company.

Exhibit Number	Description

23.1*	Consent of Ernst & Young LLP.

24.1*	Power of Attorney (see page 145).

31.1*	Certification of Chief Executive Officer.

31.2*	Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

*	Filed herewith.
§	Management contract or compensatory plan or arrangement.

The Company has not filed long-term debt instruments of its subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.