Form 10-K/A
period 2007-12-31
Live Nation, Inc.
filed 2009-04-23
CIK 1335258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Explanatory Note

On February 29, 2008, Live Nation, Inc. (“Live Nation” or the “Company”) filed with the Securities and Exchange Commission (“SEC”) its Annual Report on Form 10-K for the year ended December 31, 2007. The Company then filed an Amendment No. 1 to Form 10-K for the year ended December 31, 2007 (“Amendment No. 1”) with the SEC on March 31, 2008, solely to amend Item 15 to include the separate financial statements of Broadway in Chicago, L.L.C. (“BIC”) as required under Rule 3-09 of Regulation S-X. The audit of the financial statements of BIC, whose fiscal year ends December 31, was not completed at the time the Company originally filed its Annual Report on Form 10-K. The audited financial statements were included under Item 15(a)(2) of Amendment No. 1.

This Amendment No. 2 to Form 10-K for the year ended December 31, 2007 (“Amendment No. 2”) of Live Nation is being filed solely to amend Item 15 to include the separate financial statements of BIC pursuant to Rule 3-09 of Regulation S-X which requires inclusion of audited balance sheets as of December 31, 2007 and 2006 and income statements for each of the years in the three-year period ended December 31, 2007, and related notes. The income statement for the year ended December 31, 2005, was not included under Item 15(a)(2) of Amendment No. 1. The audited financial statements for that period are now included under Item 15(a)(2) of this Amendment No. 2.

Item 15 is the only portion of the Company’s Annual Report on Form 10-K being supplemented or amended by this Form 10-K/A. This Amendment No. 2 does not change any other information set forth in the original filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. This Amendment No. 2 consists solely of the preceding cover page, this explanatory note, the information required by Item 15 of Form 10-K, a signature page, the accountants’ consent and certifications required to be filed as exhibits hereto.

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

/s/ Zwick & Steinberger, P.L.L.C.

Southfield, Michigan

March 27, 2008

BROADWAY IN CHICAGO, L.L.C.

BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

ASSETS

	2007	2006
Current assets
Cash and cash equivalents	$33,618,676	$20,744,075
Accounts receivable, less allowance for doubtful accounts (2007, $190,606; 2006, $0)	216,313	712,779
Loans receivable, related party	—	28,165
Stage show and partnership investments	654,806	907,557
Prepaid expenses	2,446,413	1,825,253

Total current assets	36,936,208	24,217,829

Property and equipment net accumulated depreciation	1,448,211	1,466,607

	$38,384,419	$25,684,436

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities
Accounts payable	$1,358,823	$64,120
Loans payable, related party	4,258	—
Accrued liabilities	2,129,111	1,553,768
Advance ticket sales	28,877,547	20,782,839

Total current liabilities	32,369,739	22,400,727
Members’ equity	6,014,680	3,283,709

	$38,384,419	$25,684,436

See notes to financial statements

2

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

3

BROADWAY IN CHICAGO, L.L.C.

STATEMENTS OF MEMBERS’ EQUITY

YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Balance, beginning	$3,283,709	$8,287,029
Net income for the year	20,137,747	14,215,180
Distributions to members	(17,406,776)	(19,218,500)

Balance, ending	$6,014,680	$3,283,709

See notes to financial statements

4

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

5

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

6

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

7

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

8

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

9

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

10

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

/s/ Zwick & Steinberger, P.L.L.C.

Southfield, Michigan
March 7, 2007

BROADWAY IN CHICAGO, L.L.C.

BALANCE SHEET - DECEMBER 31, 2006 AND 2005

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

See notes to financial statements

2

BROADWAY IN CHICAGO, L.L.C.

STATEMENT OF INCOME

YEARS ENDED DECEMBER 31, 2006 AND 2005

(See Independent Accountants’ Audit Report)

	2006	2005
Ticket sales	$19,161,096	$13,692,286
Other revenue	40,604,872	35,822,580

	59,765,968	49,514,866
Operating expenses	38,745,585	29,739,804

Gross profit	21,020,383	19,775,062
Sales, general and administrative expenses	8,875,440	8,088,249

Income from operations	12,144,943	11,686,813
Other income
Interest income	960,551	575,739
Gain (Loss) from stage show investments	1,090,441	(328,107)
Miscellaneous income	19,245	5,563

	2,070,237	253,195

Net income	$14,215,180	$11,940,008

See notes to financial statements

3

BROADWAY IN CHICAGO, L.L.C.

STATEMENTS OF MEMBERS’ EQUITY

YEARS ENDED DECEMBER 31, 2006 AND 2005

(See Independent Accountants’ Audit Report)

	2006	2005
Balance, beginning	$8,287,029	$2,144,021
Net income for the year	14,215,180	11,940,008
Distributions to members	(19,218,500)	(5,797,000)

Balance, ending	$3,283,709	$8,287,029

See notes to financial statements

4

BROADWAY IN CHICAGO, L.L.C.

STATEMENT OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006 AND 2005

(See Independent Accountants’ Audit Report)

	2006	2005
Cash flows from operating activities:
Net income	$14,215,180	$11,940,008

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	134,322	91,360
(Gain) Loss from stage show investments	(1,090,441)	328,107
Changes in assets and liabilities:
(Increase) Decrease in accounts receivable	91,653	1,249,515
(Increase) Decrease in prepaid expenses	309,762	(462,261)
Increase (Decrease) in accounts payable	(1,445,675)	1,351,429
Increase (Decrease) in advanced ticket sales	(1,964,662)	5,678,526
Increase (Decrease) in accrued liabilities	407,326	519,715

Total adjustments	(3,557,715)	8,756,391

Net cash provided by operating activities	10,657,465	20,696,399

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(735,457)	(151,102)
Due from related parties	(18,882)	2,564
Investments in stage show investments	(168,748)	(3,625,000)
Distributions from stage show investments	2,227,500	1,581,372

Net cash provided by (used in) investing activities	1,304,414	(2,192,166)

Cash flows used in financing activities:
Due to related parties	(13,427)	3,768
Distributions to members	(19,218,500)	(5,797,000)

Net cash used in financing activities	(19,231,927)	(5,793,232)

Net increase (decrease) in cash and cash equivalents	(7,270,048)	12,711,001
Cash and cash equivalents, beginning of year	28,014,123	15,303,122

Cash and cash equivalents, end of year	$20,744,075	$28,014,123

See notes to financial statements

5

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

6

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

7

BROADWAY IN CHICAGO, L.L.C.

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

YEARS ENDED DECEMBER 31, 2006 AND 2005

(See Independent Accountants’ Audit Report)

3.	Related party activity: (Continued)

Loan payable, related parties:

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

8

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

The Company leases office space under a lease expiring January 31, 2013.

Minimum lease commitments as of December 31, 2006 are as follows:

Year Ending	Amount
December 31, 2007	$337,115
December 31, 2008	341,233
December 31, 2009	345,471
December 31, 2010	349,834
December 31, 2011	354,329
Thereafter	7,772,431

$9,500,413

9

(a)3. Exhibits.

Exhibit Number	Description
2.1	Master Separation and Distribution Agreement between Clear Channel Communications, Inc. and CCE Spinco, Inc., (now Live Nation, Inc.) dated December 20, 2005 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed December 23, 2005).

2.2	Agreement and Plan of Merger, dated June 30, 2006, by and among Live Nation Worldwide, Inc., Harry Merger Sub Inc., HOB Entertainment, Inc. (“HOB”) and certain HOB stockholders named therein (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed July 7, 2006).

2.3	Agreement of Merger, dated November 14, 2007, by and among Live Nation, Inc., SNI Acquisition Merger Subsidiary I, Inc., SNI Acquisition Merger Subsidiary II, Inc., Signatures SNI, Inc., Dell R. Furano and Furano Revocable Trust (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed November 20, 2007).

3.1	Amended and Restated Certificate of Incorporation of CCE Spinco, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 16, 2005).

3.2	Amended and Restated Bylaws of CCE Spinco, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 23, 2005).

3.3	First Amendment to Amended and Restated Bylaws of Live Nation, Inc. dated December 18, 2007 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 21, 2007).

4.1	Rights Agreement between CCE Spinco, Inc. and The Bank of New York, as rights agent, dated December 21, 2005 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 23, 2005).

4.2	Form of Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed December 23, 2005).

4.3	Form of Right Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed December 23, 2005).

4.4	Lockup and Registration Rights Agreement, dated May 26, 2006, by and among Live Nation, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc., and the other parties set forth therein (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed June 2, 2006).

4.5	Incremental Assumption Agreement and Amendment No. 1 dated as of November 3, 2006, to the Credit Agreement dated as of December 21, 2005, among Live Nation, Inc., Live Nation Worldwide, Inc. and the Foreign Borrowers party thereto, as Borrowers, JP Morgan Chase, N.A., as Administrative Agent, JP Morgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed November 9, 2006).

4.6	Amendment No. 2 dated as of December 6, 2006, to the Credit Agreement dated as of December 21, 2005, as amended as of November 3, 2006, among Live Nation, Inc., Live Nation Worldwide, Inc. and the Foreign Borrowers party thereto, as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed December 21, 2006).

Exhibit Number	Description
4.7	Incremental Assumption Agreement and Amendment No. 3 dated as of December 11, 2006, to the Credit Agreement dated as of December 21, 2005, as amended as of November 3, 2006 and December 11, 2006, among Live Nation, Inc., Live Nation Worldwide, Inc. and the Foreign Borrowers party thereto, as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed December 21, 2006).

4.8	Amendment No 1. to the Live Nation, Inc. Nonqualified Deferred Compensation Plan, effective August 4, 2006 (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 filed December 7, 2006 (No. 333-139178)).

4.9	Indenture related to the 2.875% Convertible Senior Notes, due 2027, dated as of July 16, 2007, between Live Nation, Inc. and Wells Fargo Bank, N.A., as trustee (including form of 2.875% Convertible Senior Note due 2027) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 16, 2007).

4.10	Registration Rights Agreement, dated as of July 16, 2007, among Live Nation, Inc. and Banc of America Securities LLC, J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 16, 2007).

4.11	Lockup and Registration Rights Agreement, dated September 12, 2007, by and among Live Nation, Inc., SAMCO Investments Ltd., and Michael Cohl (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 13, 2007).

10.1	Transition Services Agreement between CCE Spinco, Inc. and Clear Channel Management Services, L.P. dated December 21, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.2	Tax Matters Agreement among CCE Spinco, Inc., CCE Holdco #2, Inc. and Clear Channel Communications, Inc., dated December 21, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.3	Employee Matters Agreement between CCE Spinco, Inc. and Clear Channel Communications, Inc., dated December 21, 2005 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.4	Trademark and Copyright License Agreement between CCE Spinco, Inc. and Clear Channel Identity, L.P., dated December 21, 2005 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.5 §	Clear Channel Entertainment Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.6	Amended and Restated Certificate of Incorporation of Live Nation Holdco #2, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 3, 2007).

10.7 §	Live Nation, Inc. 2005 Stock Incentive Plan, as Amended and Restated (incorporated by reference to Appendix B to the Company’s Proxy Statement dated April 5, 2007).

10.8 §	Form of Stock Option Agreement under the CCE Spinco, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed December 23, 2005).

Exhibit Number	Description
10.9 §	Form of Restricted Stock Award Agreement under the CCE Spinco, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.10 §	CCE Spinco, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.11 §	Live Nation, Inc. 2006 Annual Incentive Plan, as Amended and Restated (incorporated by reference to Appendix A to the Company’s Proxy Statement dated April 5, 2007).

10.12	Amended and Restated Credit Agreement, dated as of June 29, 2007, among Live Nation, Inc., Live Nation Worldwide, Inc. and the foreign borrowers party thereto, as Borrowers, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, Bank of America, N.A., as Syndication Agent, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Co-Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 3, 2007).

10.13	Amended and Restated Guarantee and Collateral Agreement, dated as of June 29, 2007, among Live Nation, Inc., Live Nation Worldwide, Inc., the other subsidiaries of Live Nation, Inc. identified therein and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 3, 2007).

10.14 §	Amended and Restated Employment Agreement effective as of January 1, 2007 by and between Live Nation Worldwide, Inc. and Michael Rapino (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 9, 2007)

10.15 §	Employment Agreement, dated November 28, 2005, by and between SFX Entertainment, Inc., d/b/a Clear Channel Entertainment and Alan Ridgeway (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form 10 (File No. 001-32601)).

10.16 §	First Amendment to Employment Agreement entered into August 8, 2006 by and between Live Nation Worldwide, Inc. and Alan Ridgeway (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed August 11, 2006).

10.17 §	Second Amendment to Employment Agreement dated March 29, 2007 by and between Live Nation Worldwide, Inc. and Alan Ridgeway (incorporate by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed May 10, 2007).

10.18 §	Employment Agreement effective September 1, 2007 by and between Live Nation Music (UK) Limited and Alan B. Ridgeway (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed September 24, 2007).

10.19 §	Employment Agreement, dated December 22, 2004, by and between Kathy Willard and SFX Entertainment, Inc., d/b/a/Clear Channel Entertainment, as amended December 1, 2005 effective January 1, 2005 (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.20 §	Employment Agreement effective September 1, 2007 by and between Live Nation Worldwide, Inc. and Elizabeth K. (Kathy) Willard (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed September 24, 2007).

10.21 §	Employment Agreement dated March 13, 2006 by and between SFX Entertainment, Inc., d/b/a Live Nation, and Michael G. Rowles (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 1, 2006).

Exhibit Number	Description
10.22 §	First Amendment to Employment Agreement dated March 29, 2007 by and between Live Nation Worldwide, Inc. and Michael G. Rowles (incorporate by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed May 10, 2007).

10.23 §	Employment Agreement entered into May 1, 2006 by and between SFX Entertainment, Inc., d/b/a Live Nation and Charles Walker (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed August 11, 2006).

10.24 §	Severance Agreement and General Release, by and between Charles S. Walker and Live Nation Worldwide, Inc., dated January 18, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 24, 2007)

10.25 §	Employment Agreement entered into May 1, 2006 by and between SFX Entertainment, Inc., d/b/a Live Nation and Bruce Eskowitz (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 5, 2006).

10.26 §	First Amendment to Employment Agreement dated March 29, 2007 by and between Live Nation Worldwide, Inc. and Bruce Eskowitz (incorporate by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed May 10, 2007).

10.27	Membership Interest Purchase Agreement dated January 26, 2006 by and among SFX Sports Group, Inc. and Arn Tellem (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 17, 2006).

10.28	Stock Purchase Agreement, dated May 26, 2006, by and among Live Nation, Inc., SFX Entertainment, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc., Michael Cohl and the other parties set forth therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 2, 2006).

10.29	Securityholders Agreement, dated May 26, 2006, by and among Live Nation, Inc., SFX Entertainment, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc., Michael Cohl and the other parties set forth therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 2, 2006).

10.30 §	Services Agreement, dated May 26, 2006, by and among CPI International Touring Inc., CPI Touring (USA), Inc., Grand Entertainment (Row), LLC, CPI Entertainment Content (2005), Inc., CPI Entertainment Content (2006), Inc., KSC Consulting (Barbados) Inc. and Michael Cohl (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed June 2, 2006).

10.31	Credit Agreement, dated May 26, 2006, by and among Live Nation, Inc., SFX Entertainment, Inc., CPI International Touring Inc., CPI Touring (USA), Inc., Grand Entertainment (Row), LLC, CPI Entertainment Content (2005), Inc., and CPI Entertainment Content (2006), Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed June 2, 2006).

10.32	Stock Purchase Agreement, dated September 12, 2007, by and among Live Nation, Inc., Live Nation Worldwide, Inc., SAMCO Investments Ltd., Michael Cohl, Concert Productions International Inc., the other sellers identified on Exhibit A to the Stock Purchase Agreement, CPI Entertainment Content (2005), Inc., CPI Entertainment Content (2006), Inc., Grand Entertainment (ROW), LLC, CPI International Touring Inc. and CPI Touring (USA), Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 13, 2007).

10.33	Services Agreement, dated September 12, 2007, by and among Live Nation Worldwide, Inc., KSC Consulting (Barbados) Inc., CPI Entertainment Content (2005), Inc., CPI Entertainment Content (2006), Inc., Grand Entertainment (ROW), LLC, CPI International Touring Inc. and CPI Touring (USA), Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 13, 2007).

Exhibit Number	Description
10.34	Trust Agreement dated September 12, 2007, by and among Live Nation, Inc., Samco Investments Ltd., Michael Cohl and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 13, 2007).

10.35*	Purchase Agreement, dated November 8, 2007, by and among Live Nation Worldwide, Inc., Laurence Chicago, LLC and Laurence Chicago Ventures, LLC.

10.36*	Stock Purchase Agreement, dated January 23, 2008, between Live Nation Worldwide, Inc. and Key Brand Entertainment Inc.

12.1 *	Computation of Ratio of Earnings to Fixed Charges.

21.1 *	Subsidiaries of the Company.

23.1 *	Consent of Ernst & Young LLP.

23.2 **	Consent of Zwick & Steinberger, P.L.L.C. dated March 27, 2008.

23.3 ***	Consent of Zwick & Steinberger, P.L.L.C. dated April 21, 2009.

24.1 *	Power of Attorney (see page 141).

31.1 ***	Certification of Chief Executive Officer.

31.2 ***	Certification of Chief Financial Officer.

32.1 ***	Section 1350 Certification of Chief Executive Officer.

32.2 ***	Section 1350 Certification of Chief Financial Officer.

*	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission on February 29, 2008.
**	Previously filed with the Company’s Amendment No. 1 to Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 31, 2008.
***	Filed herewith.
§	Management contract or compensatory plan or arrangement.

The Company has not filed long-term debt instruments of its subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to be signed on its behalf by the undersigned, thereunto duly authorized, on April 21, 2009.

LIVE NATION, INC

By:	/s/ MICHAEL RAPINO
Michael Rapino President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MICHAEL RAPINO	President and Chief Executive Officer and Director	April 21, 2009
Michael Rapino

/s/ KATHY WILLARD	Chief Financial Officer	April 21, 2009
Kathy Willard

/s/ BRIAN CAPO	Chief Accounting Officer	April 21, 2009
Brian Capo

*	Director	April 21, 2009
Ariel Emanuel

*	Director	April 21, 2009
Robert Ted Enloe, III

*	Director	April 21, 2009
Jeffrey T. Hinson

*	Director	April 21, 2009
James S. Kahan

*	Director	April 21, 2009
L. Lowry Mays

*	Director	April 21, 2009
Randall T. Mays

*	Director	April 21, 2009
Connie McCombs McNab

	Director	April 21, 2009
Mark Shapiro

*	Director	April 21, 2009
Harvey Weinstein

*	Signed by Kathy Willard as attorney-in-fact and agent for the directors indicated.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Master Separation and Distribution Agreement between Clear Channel Communications, Inc. and CCE Spinco, Inc., (now Live Nation, Inc.) dated December 20, 2005 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed December 23, 2005).

2.2	Agreement and Plan of Merger, dated June 30, 2006, by and among Live Nation Worldwide, Inc., Harry Merger Sub Inc., HOB Entertainment, Inc. (“HOB”) and certain HOB stockholders named therein (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed July 7, 2006).

2.3	Agreement of Merger, dated November 14, 2007, by and among Live Nation, Inc., SNI Acquisition Merger Subsidiary I, Inc., SNI Acquisition Merger Subsidiary II, Inc., Signatures SNI, Inc., Dell R. Furano and Furano Revocable Trust (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed November 20, 2007).

3.1	Amended and Restated Certificate of Incorporation of CCE Spinco, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 16, 2005).

3.2	Amended and Restated Bylaws of CCE Spinco, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 23, 2005).

3.3	First Amendment to Amended and Restated Bylaws of Live Nation, Inc. dated December 18, 2007 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 21, 2007).

4.1	Rights Agreement between CCE Spinco, Inc. and The Bank of New York, as rights agent, dated December 21, 2005 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 23, 2005).

4.2	Form of Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed December 23, 2005).

4.3	Form of Right Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed December 23, 2005).

4.4	Lockup and Registration Rights Agreement, dated May 26, 2006, by and among Live Nation, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc., and the other parties set forth therein (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed June 2, 2006).

4.5	Incremental Assumption Agreement and Amendment No. 1 dated as of November 3, 2006, to the Credit Agreement dated as of December 21, 2005, among Live Nation, Inc., Live Nation Worldwide, Inc. and the Foreign Borrowers party thereto, as Borrowers, JP Morgan Chase, N.A., as Administrative Agent, JP Morgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed November 9, 2006).

4.6	Amendment No. 2 dated as of December 6, 2006, to the Credit Agreement dated as of December 21, 2005, as amended as of November 3, 2006, among Live Nation, Inc., Live Nation Worldwide, Inc. and the Foreign Borrowers party thereto, as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed December 21, 2006).

Exhibit Number	Description
4.7	Incremental Assumption Agreement and Amendment No. 3 dated as of December 11, 2006, to the Credit Agreement dated as of December 21, 2005, as amended as of November 3, 2006 and December 11, 2006, among Live Nation, Inc., Live Nation Worldwide, Inc. and the Foreign Borrowers party thereto, as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed December 21, 2006).

4.8	Amendment No 1. to the Live Nation, Inc. Nonqualified Deferred Compensation Plan, effective August 4, 2006 (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 filed December 7, 2006 (No. 333-139178)).

4.9	Indenture related to the 2.875% Convertible Senior Notes, due 2027, dated as of July 16, 2007, between Live Nation, Inc. and Wells Fargo Bank, N.A., as trustee (including form of 2.875% Convertible Senior Note due 2027) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 16, 2007).

4.10	Registration Rights Agreement, dated as of July 16, 2007, among Live Nation, Inc. and Banc of America Securities LLC, J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 16, 2007).

4.11	Lockup and Registration Rights Agreement, dated September 12, 2007, by and among Live Nation, Inc., SAMCO Investments Ltd., and Michael Cohl (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 13, 2007).

10.1	Transition Services Agreement between CCE Spinco, Inc. and Clear Channel Management Services, L.P. dated December 21, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.2	Tax Matters Agreement among CCE Spinco, Inc., CCE Holdco #2, Inc. and Clear Channel Communications, Inc., dated December 21, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.3	Employee Matters Agreement between CCE Spinco, Inc. and Clear Channel Communications, Inc., dated December 21, 2005 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.4	Trademark and Copyright License Agreement between CCE Spinco, Inc. and Clear Channel Identity, L.P., dated December 21, 2005 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.5 §	Clear Channel Entertainment Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.6	Amended and Restated Certificate of Incorporation of Live Nation Holdco #2, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 3, 2007).

10.7 §	Live Nation, Inc. 2005 Stock Incentive Plan, as Amended and Restated (incorporated by reference to Appendix B to the Company’s Proxy Statement dated April 5, 2007).

10.8 §	Form of Stock Option Agreement under the CCE Spinco, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed December 23, 2005).

Exhibit Number	Description
10.9 §	Form of Restricted Stock Award Agreement under the CCE Spinco, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.10 §	CCE Spinco, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.11 §	Live Nation, Inc. 2006 Annual Incentive Plan, as Amended and Restated (incorporated by reference to Appendix A to the Company’s Proxy Statement dated April 5, 2007).

10.12	Amended and Restated Credit Agreement, dated as of June 29, 2007, among Live Nation, Inc., Live Nation Worldwide, Inc. and the foreign borrowers party thereto, as Borrowers, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, Bank of America, N.A., as Syndication Agent, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Co-Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 3, 2007).

10.13	Amended and Restated Guarantee and Collateral Agreement, dated as of June 29, 2007, among Live Nation, Inc., Live Nation Worldwide, Inc., the other subsidiaries of Live Nation, Inc. identified therein and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 3, 2007).

10.14 §	Amended and Restated Employment Agreement effective as of January 1, 2007 by and between Live Nation Worldwide, Inc. and Michael Rapino (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 9, 2007)

10.15 §	Employment Agreement, dated November 28, 2005, by and between SFX Entertainment, Inc., d/b/a Clear Channel Entertainment and Alan Ridgeway (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form 10 (File No. 001-32601)).

10.16 §	First Amendment to Employment Agreement entered into August 8, 2006 by and between Live Nation Worldwide, Inc. and Alan Ridgeway (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed August 11, 2006).

10.17 §	Second Amendment to Employment Agreement dated March 29, 2007 by and between Live Nation Worldwide, Inc. and Alan Ridgeway (incorporate by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed May 10, 2007).

10.18 §	Employment Agreement effective September 1, 2007 by and between Live Nation Music (UK) Limited and Alan B. Ridgeway (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed September 24, 2007).

10.19 §	Employment Agreement, dated December 22, 2004, by and between Kathy Willard and SFX Entertainment, Inc., d/b/a/Clear Channel Entertainment, as amended December 1, 2005 effective January 1, 2005 (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.20 §	Employment Agreement effective September 1, 2007 by and between Live Nation Worldwide, Inc. and Elizabeth K. (Kathy) Willard (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed September 24, 2007).

10.21 §	Employment Agreement dated March 13, 2006 by and between SFX Entertainment, Inc., d/b/a Live Nation, and Michael G. Rowles (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 1, 2006).

Exhibit Number	Description
10.22 §	First Amendment to Employment Agreement dated March 29, 2007 by and between Live Nation Worldwide, Inc. and Michael G. Rowles (incorporate by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed May 10, 2007).

10.23 §	Employment Agreement entered into May 1, 2006 by and between SFX Entertainment, Inc., d/b/a Live Nation and Charles Walker (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed August 11, 2006).

10.24 §	Severance Agreement and General Release, by and between Charles S. Walker and Live Nation Worldwide, Inc., dated January 18, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 24, 2007)

10.25 §	Employment Agreement entered into May 1, 2006 by and between SFX Entertainment, Inc., d/b/a Live Nation and Bruce Eskowitz (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed May 5, 2006).

10.26 §	First Amendment to Employment Agreement dated March 29, 2007 by and between Live Nation Worldwide, Inc. and Bruce Eskowitz (incorporate by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed May 10, 2007).

10.27	Membership Interest Purchase Agreement dated January 26, 2006 by and among SFX Sports Group, Inc. and Arn Tellem (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 17, 2006).

10.28	Stock Purchase Agreement, dated May 26, 2006, by and among Live Nation, Inc., SFX Entertainment, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc., Michael Cohl and the other parties set forth therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 2, 2006).

10.29	Securityholders Agreement, dated May 26, 2006, by and among Live Nation, Inc., SFX Entertainment, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc., Michael Cohl and the other parties set forth therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 2, 2006).

10.30 §	Services Agreement, dated May 26, 2006, by and among CPI International Touring Inc., CPI Touring (USA), Inc., Grand Entertainment (Row), LLC, CPI Entertainment Content (2005), Inc., CPI Entertainment Content (2006), Inc., KSC Consulting (Barbados) Inc. and Michael Cohl (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed June 2, 2006).

10.31	Credit Agreement, dated May 26, 2006, by and among Live Nation, Inc., SFX Entertainment, Inc., CPI International Touring Inc., CPI Touring (USA), Inc., Grand Entertainment (Row), LLC, CPI Entertainment Content (2005), Inc., and CPI Entertainment Content (2006), Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed June 2, 2006).

10.32	Stock Purchase Agreement, dated September 12, 2007, by and among Live Nation, Inc., Live Nation Worldwide, Inc., SAMCO Investments Ltd., Michael Cohl, Concert Productions International Inc., the other sellers identified on Exhibit A to the Stock Purchase Agreement, CPI Entertainment Content (2005), Inc., CPI Entertainment Content (2006), Inc., Grand Entertainment (ROW), LLC, CPI International Touring Inc. and CPI Touring (USA), Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 13, 2007).

10.33	Services Agreement, dated September 12, 2007, by and among Live Nation Worldwide, Inc., KSC Consulting (Barbados) Inc., CPI Entertainment Content (2005), Inc., CPI Entertainment Content (2006), Inc., Grand Entertainment (ROW), LLC, CPI International Touring Inc. and CPI Touring (USA), Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 13, 2007).

Exhibit Number	Description
10.34	Trust Agreement dated September 12, 2007, by and among Live Nation, Inc., Samco Investments Ltd., Michael Cohl and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 13, 2007).

10.35*	Purchase Agreement, dated November 8, 2007, by and among Live Nation Worldwide, Inc., Laurence Chicago, LLC and Laurence Chicago Ventures, LLC.

10.36*	Stock Purchase Agreement, dated January 23, 2008, between Live Nation Worldwide, Inc. and Key Brand Entertainment Inc.

12.1 *	Computation of Ratio of Earnings to Fixed Charges.

21.1 *	Subsidiaries of the Company.

23.1 *	Consent of Ernst & Young LLP.

23.2 **	Consent of Zwick & Steinberger, P.L.L.C. dated March 27, 2008.

23.3 ***	Consent of Zwick & Steinberger, P.L.L.C. dated April 21, 2009.

24.1 *	Power of Attorney (see page 141).

31.1 ***	Certification of Chief Executive Officer.

31.2 ***	Certification of Chief Financial Officer.

32.1 ***	Section 1350 Certification of Chief Executive Officer.

32.2 ***	Section 1350 Certification of Chief Financial Officer.

*	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission on February 29, 2008.
**	Previously filed with the Company’s Amendment No. 1 to Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 31, 2008.
***	Filed herewith.
§	Management contract or compensatory plan or arrangement.

The Company has not filed long-term debt instruments of its subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.