Form 10-K/A
period 2008-12-31
Live Nation, Inc.
filed 2009-04-30
CIK 1335258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock beneficially held by non-affiliates of the registrant was approximately $454.7 million. (For purposes hereof, directors, executive officers and 10% or greater stockholders have been deemed affiliates).

On February 23, 2009, there were 78,299,209 outstanding shares of the registrant’s common stock, $0.01 par value per shares, excluding 238,795 shares held in treasury.

EXPLANATORY NOTE

Live Nation, Inc. (“Live Nation,” “we” or the “Company”) is filing this Amendment No. 1 to our Annual Report on Form 10-K (the “Form 10-K/A”) for the fiscal year ended December 31, 2008, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2009 (the “Original Form 10-K”), to add information required in Part III of our Original Form 10-K. There are no changes to the disclosures in the Original Form 10-K. This Form 10-K/A does not reflect any events that occurred after the date of our Original Form 10-K. No attempt has been made in this Form 10-K/A to modify or update our previously reported financial results or other disclosures as presented in the Original Form 10-K, except for Parts III and IV thereof, as referenced herein.

The information in Part III referred to above was to be incorporated into our Original Form 10-K by reference to our 2009 Notice of Annual Meeting of Stockholders and Proxy Statement. Our Proxy Statement will not, however, be filed with the SEC within 120 days after the end of our fiscal year, December 31, 2008, and we are therefore filing this Form 10-K/A so that such information is incorporated within the required time period.

Additionally, we are revising Part IV, Item 15 to incorporate by reference the exhibits we filed with our Original Form 10-K and to include Exhibits 31.1, 31.2, 32.1 and 32.2, the certifications by our principal executive officer and principal financial officer, which, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed as exhibits to this Form 10-K/A.

LIVE NATION, INC.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our Directors

The following sets forth information as to persons who currently serve as our directors.

Our bylaws provide that the Company’s business and affairs will be managed by, or under the direction of, the Company’s board of directors, which is also referred to as the board. The directors are apportioned into three classes, with each serving a three-year term. We currently have three Class I directors, three Class II directors and four Class III directors. Set forth below is biographical information for our directors:

Name	Age	Position	Class
Ariel Emanuel	48	Director	III
Robert Ted Enloe, III	70	Director	II
Jeffrey T. Hinson	54	Director	II
James S. Kahan	61	Director	II
L. Lowry Mays	73	Director	I
Randall T. Mays	43	Chairman of the Live Nation board of directors	III
Connie McCombs McNab	52	Director	III
Michael Rapino	43	President, Chief Executive Officer and Director	I
Mark Shapiro	39	Director	I
Harvey Weinstein	57	Director	III

Ariel Emanuel has served as a director of the Company since September 2007. Mr. Emanuel is a founding partner at Endeavor, a leading talent agency. In the 14 years since its inception, Endeavor has become one of the top agencies in the entertainment industry and Mr. Emanuel has been an integral part of that success and in providing its vision. Mr. Emanuel is also a member of the Board of Trustees of the American Film Institute.

Robert Ted Enloe, III has served as a director of the Company since December 2006. Mr. Enloe has been Managing General Partner of Balquita Partners, Ltd., a family securities and real estate investment partnership, since 1996, and he also currently serves as a director of Leggett & Platt Inc., Silicon Laboratories Inc. and Aptuit, Inc. Mr. Enloe’s former positions include Vice Chairman of the board and member of the Office of Chief Executive of Compaq Computer Corporation and President of Lomas Financial Corporation and Liberte Investors.

Jeffrey T. Hinson has served as a director of the Company since December 2005. He has served as President and Chief Executive Officer of Border Media Partners, LLC, a leading operator of Spanish-language and English-language radio stations located primarily in Texas, since July 2007. Previously, Mr. Hinson was a private financial consultant from July 2005 to June 2007 and served as Executive Vice President and Chief Financial Officer of Univision Communications Inc. from March 2004 to June 2005. He served as Senior Vice President and Chief Financial Officer of Univision Radio, the radio division of Univision, from September 2003 to March 2004. From 1997 to 2003, Mr. Hinson served as Senior Vice President and Chief Financial Officer of Hispanic Broadcasting Corporation, which was acquired by Univision in 2003 and became the radio division of Univision. Mr. Hinson also currently serves as a director of TiVo, Inc. and Windstream Corporation.

James S. Kahan has served as a director of the Company since September 2007. Mr. Kahan was formerly Senior Executive Vice President – Corporate Development at AT&T, Inc. where he spent nearly 38 years until retiring in June 2007. During his tenure at AT&T and its predecessors, he oversaw approximately $300 billion of acquisitions and divestitures. Mr. Kahan also serves on the board of Amdocs Limited, which provides software products and services to the communications industry worldwide.

L. Lowry Mays has served as a director of the Company since its formation in 2005. Mr. L. Mays is Chairman of the board of Clear Channel Communications, Inc. (“Clear Channel”), which he founded in 1972, and prior to October 2004, he also served as its Chief Executive Officer. Mr. L. Mays has been a member of Clear Channel’s board of directors since its inception. He is also currently Chairman of the board of Clear Channel Outdoor Holdings, Inc. and has served on its board of directors since 1997. Mr. L. Mays is the father of Randall T. Mays.

Randall T. Mays is Chairman of the board and has served as a director of the Company since its formation in 2005. Mr. R. Mays serves as President and Chief Financial Officer of Clear Channel. During August 2005, he served as our Interim Chief Executive Officer. He has served on the boards of directors of Clear Channel since April 1999 and Clear Channel Outdoor Holdings, Inc. since 1997. Mr. R. Mays is the son of Mr. L. Mays.

Connie McCombs McNab has served as a director of the Company since December 2005. Ms. McNab has served as Vice President of the McCombs Foundation since 2006. She has served as Chair of the board of trustees of Saint Luke’s Episcopal School, San Antonio, Texas, from 2000 to 2002, as a board member of Saint Luke’s Episcopal School since 1997, as a board member of Saint Mary’s Hall, San Antonio, Texas, since 2001, as President of the board of trustees of Saint Mary’s Hall since 2008 and as a board member of McNay Art Institute, San Antonio, Texas, since 2004.

Michael Rapino has served as President and Chief Executive Officer of the Company since August 2005 and has served as a director since December 2005. Mr. Rapino served as Chief Executive Officer and President of our predecessor’s Global Music division from August 2004 to August 2005 and as Chief Executive Officer and President of our predecessor’s International Music division from July 2003 to July 2004.

Mark Shapiro has served as a director of the Company since November 2008. Mr. Shapiro has been President, Chief Executive Officer and a director of Six Flags, Inc. since December 2005. From September 2002 to October 2005, he served as Executive Vice President, Programming and Production of ESPN, Inc. Mr. Shapiro also currently serves as a director of Tribune Company, Abu Dhabi Investment House and Red Zebra LLC.

Harvey Weinstein has served as a director of the Company since December 2006. Mr. Weinstein is Co-Chairman of The Weinstein Company, a film production company, which he co-founded in October 2005. In 1979, Mr. Weinstein co-founded the film production company Miramax Film Corporation. Mr. Weinstein is also a director of Six Flags, Inc.

Our Executive Officers and Key Employees

The following sets forth information regarding our executive officers and other key employees:

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

Arthur Fogel is the Chief Executive Officer of our Global Touring division and Chairman of our Global Music group and has served in these capacities since 2005. Previously, Mr. Fogel served as President of our Music Touring division since 1999.

Jason Garner is the Chief Executive Officer of our Global Music group and has served in this capacity since September 2008. Prior to that, Mr. Garner held various positions within our North American Music division, including President and Chief Executive Officer.

John Hopmans is our Executive Vice President of Mergers and Acquisitions and Strategic Finance and has served in this capacity since April 2008. Previously, Mr. Hopmans served in several capacities at Scotia Capital, including Managing Director, Industry Head, Private Equity Sponsor Coverage.

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

Alan Ridgeway is the Chief Executive Officer of our International Music division and has served in this capacity since September 2007. From September 2005 to August 2007, Mr. Ridgeway was our Chief Financial Officer. Prior to that, Mr. Ridgeway served as President of our predecessor’s European Music division. From October 2003 to 2004, Mr. Ridgeway was Chief Operating Officer of our predecessor’s European Music division.

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

Board and Committees

The Company’s board of directors met nine times during 2008. All incumbent directors attended at least 75% of the aggregate meetings of the board of directors and of the board committees on which they served during the time they were serving as a director or committee member, as applicable, except that Mr. Weinstein attended five of the meetings of the board of directors.

Director Attendance at Annual Meetings

Our company has adopted a formal policy on director attendance at annual meetings of stockholders, which states that each director is strongly encouraged to attend such meetings, unless attendance is precluded by health or other significant personal matters. Eight of our directors attended the Company’s 2008 annual meeting of stockholders.

The board of directors has appointed Randall T. Mays to preside over executive sessions of our non-management directors.

Board Committees

Our board of directors has three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Governance Committee, each of which is described below. Each committee operates under a written charter adopted by the board of directors. All of the committee charters are publicly available on our website at www.livenation.com/investors or may be obtained upon written request to our Corporate Secretary at our principal executive offices.

Committee members are elected by the board of directors, upon the Nominating and Governance Committee’s recommendations, and serve until their successors are elected or their earlier resignation or removal. The current composition of the board committees is as follows:

	Audit Committee	Compensation Committee	Nominating and Governance Committee
Ariel Emanuel.		✓
Robert Ted Enloe, III	✓	✓(Chair)
Jeffrey T. Hinson	✓(Chair)
James S. Kahan	✓		✓(Chair)
Connie McCombs McNab			✓
Mark Shapiro		✓

Audit Committee. The Audit Committee currently consists of Jeffrey T. Hinson (Chairperson), Robert Ted Enloe, III and James S. Kahan. The board of directors has determined that all three members of the Audit Committee are independent, as defined by the corporate governance standards of the New York Stock Exchange, or the NYSE, Rule 10A-3 of the Exchange Act and our independence standards. The board of directors has also determined that each Audit Committee member is financially literate and that both Mr. Hinson and Mr. Kahan have the attributes of an audit committee financial expert as defined in the applicable SEC regulations. The Audit Committee met six times during 2008, in addition to meeting informally several times on an ad hoc basis.

As set forth in more detail in the Audit Committee Charter, the Audit Committee’s purpose is to assist the board of directors in its general oversight of the quality and integrity of our accounting, auditing and financial reporting practices. The specific responsibilities of the Audit Committee include:

•	appointing, compensating, overseeing and terminating our independent registered public accounting firm;

•	approving all audit and non-audit services (other than those non-audit services prohibited by law) to be provided by our independent registered public accounting firm;

•

reviewing and discussing our annual and quarterly financial statements and related notes and the specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	reviewing with our independent registered public accounting firm any audit problems or difficulties and management’s responses thereto;

•	discussing earnings press releases, as well as financial information and earnings guidance provided to analysts and rating agencies, if any;

•

reporting regularly to the full board of directors regarding, among other things, the quality and integrity of our financial statements, compliance with legal or regulatory requirements, the performance and independence of our independent registered public accounting firm and the performance of our internal audit function;

•	maintaining free and open communications with, and periodically meeting with, management, our director of internal audit and our independent registered public accounting firm;

•	discussing guidelines and policies with respect to risk assessment and risk management;

•	overseeing our Policy on Related-Person Transactions, as amended and supplemented from time to time;

•	preparing the Report of the Audit Committee for inclusion in our annual proxy statements; and

•	complying with all other responsibilities and duties set forth in the Audit Committee Charter.

At the beginning of 2008, the Audit Committee consisted of Mr. Hinson, Mr. Kahan and Timothy P. Sullivan. In February 2008, Mr. Sullivan resigned from the board of directors and William O.S. Ballard was appointed to the Audit Committee. In August 2008, Mr. Ballard resigned from the board of directors and Mr. Enloe was appointed to the Audit Committee.

Compensation Committee. The Compensation Committee currently consists of Robert Ted Enloe, III (Chairperson), Ariel Emanuel and Mark Shapiro.

The board of directors has determined that all three members of the Compensation Committee are independent, as defined by the NYSE corporate governance standards and our independence standards. The Compensation Committee met five times during 2008, in addition to meeting informally several times on an ad hoc basis to discuss the compensation of our executive officers.

The specific responsibilities of the Compensation Committee include:

•	establishing the base salary, incentive compensation and all other compensation of our Chief Executive Officer and other executive officers;

•	overseeing the administration of our incentive compensation plans and equity-based plans;

•	preparing the Report of the Compensation Committee for inclusion in our annual proxy statements;

•	overseeing the preparation of the Compensation Discussion and Analysis for inclusion in our annual proxy statements; and

•	complying with all other responsibilities and duties set forth in the Compensation Committee Charter.

Compensation Committee meetings are regularly attended by our Chief Executive Officer.

At the beginning of 2008, the Compensation Committee consisted of William O.S. Ballard, Mr. Emanuel and Mr. Enloe. Mr. Ballard resigned from the board of directors in August 2008, and Mr. Shapiro was appointed to the Compensation Committee in November 2008.

Nominating and Governance Committee. The Nominating and Governance Committee currently consists of James S. Kahan (Chairperson) and Connie McCombs McNab.

The board of directors has determined that both members of the Nominating and Governance Committee are independent, as defined by the NYSE corporate governance standards and our independence standards. The Nominating and Governance Committee met once during 2008, in addition to meeting informally several times on an ad hoc basis.

The specific responsibilities of the Nominating and Governance Committee include:

•	identifying, screening and recruiting qualified individuals to become board members;

•	proposing nominations for board and board committee membership;

•	assessing the composition of the board of directors and its committees;

•	overseeing the performance of the board of directors and management; and

•	complying with all other responsibilities and duties set forth in the Nominating and Governance Committee Charter.

Corporate Governance

We are committed to maintaining high standards of business conduct and corporate governance, which we believe to be essential to running our business efficiently, serving our stockholders well and maintaining our integrity in the marketplace. We have adopted a Code of Business Conduct and Ethics for directors, officers and employees and Board of Directors Governance Guidelines, which, in conjunction with our certificate of incorporation, bylaws and board committee charters, form our governance framework. All of these documents are publicly available on our website at www.livenation.com/investors or may be obtained upon written request to:

Live Nation, Inc.

9348 Civic Center Drive

Beverly Hills, California 90210

Attention: Corporate Secretary

Board Composition and Director Qualifications

Our Nominating and Governance Committee periodically assesses the appropriate size and composition of the board of directors, taking into account our specific needs. The committee utilizes various methods for identifying and evaluating candidates for director. Candidates may come to the attention of the committee through recommendations of board members, management, stockholders and professional search firms. Generally, the committee seeks members from diverse professional backgrounds who contribute to the board of directors’ broad spectrum of experience and expertise and have a reputation of integrity. At a minimum, directors should:

•	have experience in positions with a high degree of responsibility;

•	demonstrate strong leadership skills;

•	have the time, energy, interest and willingness to serve as a director; and

•	contribute to the mix of skills, core competencies and qualifications of the board of directors and management.

In addition to recommendations from board members, management and professional search firms, the Nominating and Governance Committee will consider director candidates properly submitted by stockholders. Stockholder recommendations should be sent to our Corporate Secretary at our principal executive offices. The Nominating and Governance Committee will review all potential director nominees in the same manner, regardless of the source of the recommendation, in accordance with its charter.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to all of our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller, which is a “code of ethics” as defined by applicable SEC rules. The purpose and role of this code is to, among other things, focus our directors, officers and employees on areas of ethical risk, provide guidance to help them recognize and deal with ethical issues, provide mechanisms to report unethical or unlawful conduct and help enhance and formalize our culture of integrity, honesty and accountability. If we make any amendments to this code, other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from any provision of this code that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or Controller, or persons performing similar functions, and that relates to an element of the SEC’s “code of ethics” definition, then we will disclose the nature of the amendment or waiver on our website at www.livenation.com/investors.

Director and Executive Officer Stock Ownership Guidelines

It is our board of directors’ policy that all directors and executive officers, consistent with their responsibilities to our stockholders as a whole, hold a significant equity interest in the Company. Toward this end, our board of directors expects all directors and executive officers to own, or acquire within three years of first becoming a director or executive officer, shares of our common stock having a market value of at least $100,000.

Our board of directors recognizes that exceptions to this policy may be necessary or appropriate in individual cases and may approve such exceptions from time to time as it deems appropriate in the interest of our stockholders.

Communication with the Board

Our annual meeting of stockholders provides an opportunity each year for stockholders to ask questions of, or otherwise communicate directly with, members of the board on appropriate matters. In addition, stockholders and other interested parties may communicate with the board of directors, any committee thereof, our independent or non-management directors as a group or any individual director in writing. All such written communications must identify the recipient and be forwarded by mail to:

Live Nation, Inc.

9348 Civic Center Drive

Beverly Hills, California 90210

Attention: General Counsel

Our General Counsel will act as agent for the directors in facilitating such communications. In that capacity, the General Counsel may review, sort and summarize the communications.

Complaints about accounting, internal accounting controls or auditing matters may be made by calling our toll-free Business Integrity Hotline at (866) 458-6475, or via e-mail addressed to businessintegrity@livenation.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on our review of the Section 16(a) forms received by us, or written representations from reporting persons that no such forms were required to be filed, as applicable, we believe that the reporting persons complied with all of the applicable Section 16(a) filing requirements during 2008, except that Michael Cohl filed a late Form 4 in April 2008 regarding the acquisition of shares by KSC Consulting (Barbados) Inc., which is referred to as KSC, and the related surrender of shares to satisfy tax withholding obligations. In addition, Michael Rowles filed a late Form 4 in April 2008 regarding his surrender of restricted stock to satisfy tax withholding obligations related to the vesting of a restricted stock grant.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis may contain statements regarding historical and/or future individual and company performance measures, targets and other goals. These goals are disclosed in the limited context of Live Nation’s executive compensation program and should not be understood to be statements of management’s or the Live Nation board of directors’ expectations or estimates of results or other guidance. Live Nation specifically cautions investors not to apply these statements to other contexts.

Compensation Philosophy and Objectives

Live Nation’s executive compensation program is designed to attract, motivate, reward and retain talented individuals who are essential to its continued success. In determining the form and amount of compensation payable to Live Nation’s named executive officers, the Compensation Committee is guided by the following objectives and principles:

•

Compensation should tie to performance. Live Nation aims to foster a pay-for-performance culture, with a substantial amount of executive compensation “at risk.” Accordingly, a significant portion of total compensation is tied to and varies with Live Nation’s financial, operational and strategic performance, as well as individual performance.

•

Compensation should encourage and reward the achievement of specific corporate and departmental goals and initiatives. From time to time, Live Nation sets specific corporate and/or departmental goals and initiatives pertaining to, among other things, growth, productivity and people. Currently, Live Nation is primarily emphasizing, and the executive compensation program is designed primarily to reward, (i) growth in operating income before certain unusual and/or non-cash charges, depreciation and amortization (including impairments), loss or gain on sale of operating assets and non-cash compensation expense, and including any pro forma adjustments in respect of acquisitions or divestitures, which is referred to as “Adjusted Operating Income” and (ii) the achievement of various personal performance objectives.

•

Compensation should establish common goals for executives and their key reports. Live Nation endeavors to set consistent performance targets for multiple layers of executives. By establishing common goals, Live Nation encourages a coordinated approach to managing the company that it believes will be most likely to increase stockholder value in the long term.

•

Compensation should align executives’ interests with those of Live Nation’s stockholders. Equity-based compensation encourages executives to focus on Live Nation’s long-term growth and prospects and to manage the company from the perspective of its stockholders.

Within this framework, Live Nation strives to maintain executive compensation levels that are fair, reasonable and competitive.

Compensation Setting Process

Compensation determinations made during 2008 affecting our named executive officers were based primarily on the Compensation Committee’s assessments of the appropriate levels of compensation required to recruit and retain top-level executive talent, based on industry standards and input from our Chief Executive Officer with respect to our other named executive officers, as well as the Compensation Committee’s review of what Live Nation had paid executives in such roles historically.

In addition, during 2008 the Compensation Committee and management jointly worked with Watson Wyatt Worldwide to assess various elements of Live Nation’s executive compensation program, including the company’s long-term equity incentive program. This process, however, did not result in any specific recommendations that were implemented by the board of directors or the Compensation Committee with respect to the compensation of Live Nation’s named executive officers or other employees.

The Compensation Committee approves all material compensation decisions for the named executive officers, including the grant of all equity awards. Michael Rapino, Live Nation’s President and Chief Executive Officer, annually reviews the named executive officers’ performance, other than his own performance, which is reviewed by the Compensation Committee. The results of these evaluations, including recommendations on any salary adjustments, cash bonus amounts, performance targets and/or equity awards, are presented by Mr. Rapino to the Compensation Committee for consideration and approval. Mr. Rapino regularly attends meetings of the Compensation Committee and, upon the committee’s request, provides various compensation and performance information to the committee. The Compensation Committee also meets in executive session without Mr. Rapino to discuss compensation matters pertaining to Mr. Rapino. On occasion, other named executive officers and members of management meet with the Compensation Committee to provide performance and other relevant data to the committee.

The Compensation Committee recognizes that, in certain circumstances, it is appropriate to enter into written compensatory agreements with key executives to provide greater stability and certainty that permits the executives to remain focused on their duties and responsibilities and better promote the interests of our stockholders. Each of the named executive officers has entered into an employment agreement with Live Nation, other than Michael Cohl, who resigned as an executive officer of Live Nation in June 2008, but continues to provide services as a consultant to the company under a written consulting agreement. The employment agreements generally set forth information regarding base salary, cash performance awards, equity incentive awards, severance benefits and change-in-control vesting, as well as other employee benefits.

Certain named executive officers are entitled to accelerated vesting of their equity awards upon the occurrence of a change of control (“single trigger”) to ensure that these executives receive the full benefit of their long-term compensation in a manner consistent with benefits realized by our stockholders. During 2008, none of our named executive officers was eligible to receive severance or comparable cash payments upon the occurrence of a change of control, absent a qualifying termination (“double trigger”), because the severance benefits contained in the employment agreements were intended to provide protection in connection with the loss of employment (including a loss of employment related to a corporate transaction) rather than merely incentivize the closing of a transaction. However, in 2009, we entered into an amendment to Mr. Rapino’s employment agreement that provides Mr. Rapino with a cash payment upon the closing of the Company’s pending merger with Ticketmaster Entertainment, Inc., or the Merger, (apart from his severance, which remains “double trigger”) in order to separately reward Mr. Rapino for his extraordinary efforts in connection with this transaction. For further discussion of the employment and consulting agreements, see “Employment Agreements” below.

Compensation Program Components

Live Nation’s executive compensation program consists of the following components:

•	base salary;

•	cash performance bonuses;

•	long-term equity incentive awards; and

•	employee benefits and other perquisites.

The Compensation Committee believes that these components function together to provide a strong compensation program that enables us to attract and retain top talent while simultaneously aligning the interests of our officers with those of our stockholders. The Compensation Committee has not adopted a formal policy or practice for the allocation of (i) base salary versus incentive compensation, (ii) cash bonuses versus equity compensation or (iii) equity grants amongst various award types. Rather, the committee seeks to flexibly tailor each executive’s total compensation package to include these various components in a manner designed to motivate and retain most effectively that particular executive, while still aligning the executive’s interests with those of Live Nation’s stockholders. For these reasons, the Compensation Committee has not relied on formal benchmarking or peer group analysis in determining its compensation programs, though industry standards and informal reviews of compensation paid to executives of our competitors are taken into consideration in this process.

Base Salary

The Compensation Committee believes that competitive levels of cash compensation, together with equity and other long-term incentive programs, are necessary for the motivation and retention of executive officers. Base salaries provide executives with a predictable level of monthly income and help achieve the compensation program’s objectives by attracting and retaining strong talent. The employment agreements set the base salaries of the named executive officers, with annual adjustments, if any, being made by the Compensation Committee in its discretion (unless such annual adjustments are provided generally to all employees in accordance with company policy). In some cases, the agreements provide for minimum annual increases in an executive’s base salary to provide additional retention incentive to these executives.

Base salaries for executive officers are established at the time the employment and/or services agreements are entered into or amended and are based on negotiations with the executives and on the Compensation Committee’s assessments of the salaries necessary and appropriate to recruit and/or retain the individual executives for their particular positions. These assessments include informal reviews of compensation paid to executives of comparable companies and competitors of ours. In establishing the base salaries of our executive officers, the members of the Compensation Committee also bring to bear their own judgment of appropriate compensation based on their individual professional experiences.

For further discussion of the base salaries of the named executive officers, see “Employment Agreements” below.

Cash Performance Bonuses

Annual cash bonus eligibility is provided to each of the named executive officers to reward the achievement of corporate, departmental and/or individual accomplishments and to tie compensation to performance, each in keeping with our compensation philosophy. In February 2009, the Compensation Committee reviewed the named executive officers’ performance during 2008 and awarded cash performance bonuses to each of the named executive officers based on the achievement of Adjusted Operating Income (both corporate and, where applicable, divisional) on a pro forma basis. In certain circumstances, the Compensation Committee awarded bonuses in excess of targets to reward our named executive officers for exceptional performance during a particularly challenging period. In general, annual cash bonus eligibility for the named executive officers’ key reports was also based on Adjusted Operating Income on a pro forma basis in order to encourage a coordinated approach to managing the Company in keeping with our compensation philosophy.

Live Nation believes that Adjusted Operating Income is the primary metric on which the company’s performance is evaluated by financial analysts and the investment community generally. Internally, Live Nation reviews Adjusted Operating Income on a pro forma basis to evaluate the performance of its operating segments, and believes that this metric assists investors by allowing them to evaluate changes in the operating results of its businesses separate from non-operational factors that affect net income, thus providing insights into both operations and the other factors that affect reported results.

For 2008, each named executive officer other than Mr. Cohl was awarded a cash performance bonus as follows:

Michael Rapino. Mr. Rapino’s cash bonus eligibility for 2008 was based on Live Nation’s achievement of company Adjusted Operating Income on a pro forma basis. In April 2008, the Compensation Committee set a performance target for Mr. Rapino of $189 million of company Adjusted Operating Income for the year and a target bonus of $1,000,000. In February 2009, the Compensation Committee determined that, on a pro forma basis, Live Nation had achieved 103% of this performance target and, in recognition of such extraordinary performance in a uniquely challenging economic environment, awarded Mr. Rapino a cash performance bonus of $2,000,000 for 2008. Of that amount, $50,000 was offset against the remainder of the retention bonus granted to Mr. Rapino upon the execution of his employment agreement in October 2007, and the remaining $1,950,000 was paid in cash.

Jason Garner. Mr. Garner’s cash bonus eligibility for 2008 was based on Live Nation’s achievement of Adjusted Operating Income on a pro forma basis, both for the North American Music division and for the company as a whole. In April 2008, the Compensation Committee set a target bonus for Mr. Garner of $700,000, based 75% on the achievement of $80.1 million of North American Music Adjusted Operating Income for the year and 25% on the achievement of $189 million of company Adjusted Operating Income. In February 2009, the Compensation Committee determined that, on a pro forma basis, the North American Music division had achieved 131% of its performance target and Live Nation had achieved 103% of its overall company performance target and, in recognition of such extraordinary performance in a uniquely challenging economic environment, awarded Mr. Garner a cash performance bonus of $850,000 for 2008. Of that amount, $650,000 was offset against the retention bonus granted to Mr. Garner upon the execution of his employment agreement in March 2008, and the remaining $200,000 was paid in cash.

Alan Ridgeway. Mr. Ridgeway’s cash bonus eligibility for 2008 was based on Live Nation’s achievement of Adjusted Operating Income on a pro forma basis, both for the International Music division and the company as a whole. In April 2008, the Compensation Committee set a target bonus for Mr. Ridgeway of $390,000, based 75% on the achievement of $86.4 million of International Music Adjusted Operating Income for the year and 25% on the achievement of $189 million of company Adjusted Operating Income. In February 2009, the Compensation Committee determined that, on a pro forma basis, the International Music division had missed its performance target, with 94% of the target achieved, and that Live Nation had achieved 103% of its overall company performance target. In satisfaction of the 25% of Mr. Ridgeway’s target bonus that was based on the achievement of company Adjusted Operating Income on a pro forma basis, the Compensation Committee awarded Mr. Ridgeway a cash performance bonus of $97,500 for 2008, all of which was offset against the remainder of the $1 million retention bonus granted to Mr. Ridgeway upon the execution of an amendment to his then-current employment agreement in August 2006.

Michael Rowles. Mr. Rowles’ cash bonus eligibility for 2008 was based on Live Nation’s achievement of company Adjusted Operating Income on a pro forma basis. In April 2008, the Compensation Committee set a performance target for Mr. Rowles of $189 million of company Adjusted Operating Income for the year and a target bonus of $300,000. In February 2009, the Compensation Committee determined that, on a pro forma basis, Live Nation had achieved 103% of its performance target and, in recognition of such extraordinary performance in a uniquely challenging economic environment, awarded Mr. Rowles a cash performance bonus of $425,000 for 2008.

Kathy Willard. Ms. Willard’s cash bonus eligibility for 2008 was based on Live Nation’s achievement of company Adjusted Operating Income on a pro forma basis. In April 2008, the Compensation Committee set a performance target for Ms. Willard of $189 million of company Adjusted Operating Income for the year and a target bonus of $300,000. In February 2009, the Compensation Committee determined that, on a pro forma basis, Live Nation had achieved 103% of its performance target and, in recognition of such extraordinary performance in a challenging economic environment, awarded Ms. Willard a cash performance bonus of $575,000 for 2008.

For further discussion of the named executive officers’ performance bonuses, see “—2008 Summary Compensation Table” and “Grants of Plan-Based Awards Table.”

Long-Term Equity Incentive Awards

From time to time, Live Nation grants long-term equity incentive awards to the named executive officers in an effort to reward long-term performance, to promote retention, to allow them to participate in Live Nation’s long-term growth and profitability and to align their interests with those of Live Nation stockholders, each in keeping with our compensation philosophy. Since Live Nation’s spin-off from Clear Channel, all long-term equity awards to named executive officers have been granted under its Stock Incentive Plan and approved by either the Compensation Committee or the board of directors.

The Compensation Committee and the board of directors administer the Stock Incentive Plan, including selecting award recipients, setting the exercise price, if any, of awards, fixing all other terms and conditions of awards and interpreting the provisions of the Stock Incentive Plan. The following equity awards, among others, may be granted under the Stock Incentive Plan:

•	stock options;

•	restricted stock;

•	deferred stock;

•	stock appreciation rights; and

•	performance-based cash and equity awards.

Mr. Rapino was the only named executive officer to receive any long-term equity awards during 2008. On April 15, 2008, the Compensation Committee granted to Mr. Rapino a restricted stock award of an aggregate of 150,000 shares. That award was made pursuant to Mr. Rapino’s amended and restated employment agreement and was comprised of two separate grants:

•

100,000 restricted shares, which were to vest 50% on March 31, 2009 upon the achievement of $189 million of company Adjusted Operating Income on a pro forma basis for 2008 and, if such target was achieved, the remaining 50% on

March 31, 2010, subject to Mr. Rapino’s continued employment. If the financial performance target was missed, a percentage of the shares, ranging from 5-100%, were to have been forfeited based on a sliding scale of company Adjusted Operating Income on a pro forma basis.

In February 2009, the Compensation Committee determined that, on a pro forma basis, the Adjusted Operating Income target had been achieved. Accordingly, 50% of these shares vested on March 31, 2009 and the remaining 50% will vest on March 31, 2010 in accordance with their terms.

•

50,000 restricted shares, which were to vest 50% on March 31, 2009 upon the achievement of the following operational performance targets, with the remaining 50% to vest on March 31, 2010, subject to Mr. Rapino’s continued employment: (i) Live Nation’s ticketing platform having been operational as of January 1, 2009 and (ii) Live Nation having raised adequate financing during 2008 in the reasonable determination of the Compensation Committee. If the operational performance targets were not achieved, the shares were to have been forfeited in their entirety.

In February 2009, the Compensation Committee determined that both operational performance targets had been met, the latter primarily through the successful sale of the company’s motor sports business. Accordingly, 50% of these shares vested on March 31, 2009 and the remaining 50% will vest on March 31, 2010 in accordance with their terms.

Timing of Equity Grants

In March 2007, the Compensation Committee adopted guidelines regarding the timing of equity award grants to help ensure compliance with applicable securities regulations and facilitate the administration of our stock incentive plan. Under those guidelines, the Compensation Committee generally (i) grants annual long-term equity awards to Live Nation employees, including its named executive officers, in approximately the first quarter of each calendar year, usually in connection with the first meeting of the board of directors in such year, and (ii) grants additional awards, if any, to new hires or other key employees as appropriate on a quarterly basis, generally during the two weeks following the release of its financial results for the prior fiscal quarter. The Compensation Committee may nevertheless elect to make equity awards at other times as it deems necessary or appropriate, and did so in certain cases during 2008. In the event that material non-public information becomes known to the Compensation Committee prior to granting an equity award, the Compensation Committee will take the existence of such information under advisement and make an assessment in its business judgment whether to delay the grant of the equity award in order to avoid any impropriety. Beginning in 2009, our board of directors will also make annual grants of either restricted stock or restricted stock units to each of our non-employee directors (for additional information, see “Director Compensation” below). For a discussion of share ownership guidelines applicable to our named executive officers, see “Director and Executive Officer Stock Ownership Guidelines” above.

Employee Benefits and Other Perquisites

The named executive officers are eligible to participate in Live Nation’s Group Benefits Plan, which is generally available to all Live Nation full-time employees and which includes medical, vision, dental, company-paid life and accidental death or dismemberment, supplemental life and accidental death or dismemberment and short- and long-term disability insurance, flexible spending accounts (health and dependent care) and an employee assistance program. Additionally, Live Nation employees are entitled to paid vacation, sick leave and other paid holidays. The Compensation Committee believes that Live Nation’s commitment to provide the above benefits recognizes that the health and well-being of its employees contribute directly to a productive and successful work life that enhances results for Live Nation and its stockholders.

In addition to the employee benefits discussed above, the named executive officers receive certain perquisites, as appropriate to their particular circumstances, which are not generally available to all Live Nation employees. In 2008:

•

Mr. Rapino received an automobile allowance and a reimbursement for the tax expense associated with that allowance, both pursuant to the terms of his employment agreement, as well as a complimentary membership to the House of Blues Foundation Room.

•	Mr. Ridgeway received a complimentary membership to the House of Blues Foundation Room and a complimentary ticket to a Live Nation event for a family member.

•

Ms. Willard was reimbursed $37,070 for costs related to her relocation to Los Angeles from Houston, including closing costs on the purchase of her home in Los Angeles, travel expenses for her and her spouse to Los Angeles to permanently relocate and other miscellaneous relocation expenses, as well as for the taxes associated with those travel and relocation costs. Those reimbursements were all pursuant to her employment agreement. Ms. Willard also received a complimentary membership to the House of Blues Foundation Room and complimentary tickets to Live Nation events for family members.

Messrs. Garner, Rowles and Cohl did not receive perquisites aggregating more than $10,000 during 2008.

Live Nation is a live entertainment company, and from time to time its directors and certain employees, including the named executive officers, receive complimentary tickets to live events that are produced and/or promoted by Live Nation. Regular attendance at Live Nation events is integrally and directly related to the performance of the named executive officers’ duties, and Live Nation therefore does not consider their receipt of these tickets, or reimbursement for associated travel or other related expenses, to constitute a perquisite. To the extent the named executive officers are accompanied to such events by family or friends, however, the incremental costs to Live Nation associated with those guests’ attendance are deemed to be perquisites.

From time to time, the Compensation Committee reviews its perquisite program to determine if any adjustments are appropriate. For further discussion of the above perquisites, see “—2008 Summary Compensation Table.”

Employee Stock Bonus Plan

Live Nation’s named executive officers, employees and consultants are eligible to participate in the Live Nation Employee Stock Bonus Plan, which was adopted by the Compensation Committee in March 2008 and amended by the Compensation Committee in February 2009. The Employee Stock Bonus Plan authorizes Live Nation to issue shares of Live Nation common stock in lieu of payment of a cash bonus which a participant is entitled to receive under any bonus or compensation plan or agreement maintained by Live Nation or any of its subsidiaries if the participant so elects. The Compensation Committee has the exclusive authority to administer the Employee Stock Bonus Plan, including the power to select to whom an election to receive shares of Live Nation common stock in payment of a cash bonus is to be extended and to determine the terms and conditions of such issuance. The number of shares of Live Nation common stock to be issued in payment of any cash bonus under the Employee Stock Bonus Plan is equal to the amount of the cash bonus divided by the fair market value of a share of Live Nation common stock on the date that the cash bonus would otherwise be payable in cash. We believe that making the Employee Stock Bonus Plan available to certain officers and other employees encourages them to make more significant investments in our stock and further align their interests with those of our stockholders, in keeping with our compensation philosophy.

Nonqualified Deferred Compensation Plan

Live Nation maintains a nonqualified deferred compensation plan under which named executive officers, directors and other designated management employees may defer a portion of their annual compensation, including, as applicable, salary, director fees, commissions and bonuses. By participating in this plan, named executive officers may delay taxes on both deferred amounts and earnings on those amounts, and may also be eligible to receive matching contributions on deferrals from the company. We believe that offering our named executive officers a vehicle for saving and generating earnings on their savings in a tax-deferred manner provides a valuable benefit that helps us to retain top talent. For a description of the terms of our nonqualified deferred compensation plan, see “2008 Nonqualified Deferred Compensation” below.

401(k) Savings Plan

Live Nation maintains a 401(k) Savings Plan for all employees, including the named executive officers, as a source of retirement income. Generally, Live Nation’s full-time employees that are at least 21 years of age are eligible to participate in the plan immediately upon hire, and its part-time, seasonal and temporary employees that are at least 21 years of age are eligible to participate in the plan upon completing one year of service and a minimum of 1,000 hours of service. Fidelity Investments is the independent plan trustee. As of December 31, 2008, participants had the ability to direct contributions into specified mutual funds within the Fidelity family of funds, as well as other outside investment vehicles. Currently, Live Nation common stock is not an investment option under the plan. Although Live Nation is not currently making matching contributions under the 401(k) Savings Plan, we have made matching contributions in the past, including during 2008, and may make matching contributions in the future. Matching contributions, if any, vest 50% after the employee’s second full year of service and 100% after the third full year of service, after which all matching contributions are fully vested at the time they are made. We believe that offering our named executive officers this additional vehicle for saving and generating earnings on their savings in a tax-deferred manner provides a valuable benefit that helps us to retain top talent.

For further discussion of the named executive officers’ participation in the 401(k) Savings Plan, see “—2008 Summary Compensation Table.”

Tax and Accounting Considerations

Tax Considerations

Section 162(m) of the Internal Revenue Code, as amended, places a limit of $1 million on the amount of compensation Live Nation may deduct for federal income tax purposes in any one year with respect to Live Nation’s Chief Executive Officer and the next three most highly compensated officers, other than its Chief Financial Officer, which are referred to as the Covered Persons. However, performance-based compensation that meets certain requirements may be excluded from this $1 million limitation.

In reviewing the effectiveness of Live Nation’s executive compensation program and determining whether to structure its compensation to avoid the imposition of this $1 million deduction limitation, the Compensation Committee considers the anticipated tax treatment to Live Nation and to the Covered Persons of various payments and benefits. However, the deductibility of certain compensation payments depends, in part, upon the timing of an executive’s exercise of previously granted awards, as well as other factors that may be beyond the Compensation Committee’s control. While the tax impact of any compensation arrangement is one factor to be considered in determining appropriate compensation, such impact is evaluated in light of the Compensation Committee’s overall compensation philosophy and objectives. For these and other reasons, including preservation of flexibility in compensating the named executive officers in a manner designed to promote varying corporate goals, the Compensation Committee did not, during 2008, limit executive compensation to that which is deductible under Section 162(m) of the Internal Revenue Code and has not adopted a policy requiring all compensation to be structured in this manner.

The Compensation Committee does consider various alternatives designed to preserve the deductibility of compensation and benefits to the extent reasonably practicable and to the extent consistent with Live Nation’s other compensation objectives, including the objective of retaining the discretion it deems necessary to compensate officers in a manner commensurate with performance and the competitive environment for executive talent. Going forward, Live Nation may establish annual performance criteria under its Amended and Restated 2006 Annual Incentive Plan and/or its Stock Incentive Plan in an effort to ensure deductibility of certain of Live Nation’s named executive officers’ incentive compensation. The Compensation Committee may, however, continue to award compensation which may not be fully deductible if it determines that such compensation is consistent with its philosophy and is in our and our stockholders’ best interests.

The Compensation Committee also endeavors to structure executive officers’ compensation in a manner that is either compliant with, or exempt from the application of, Internal Revenue Code Section 409A, which provisions may impose significant additional taxes on non-conforming, nonqualified deferred compensation (including certain equity awards, severance, incentive compensation, traditional deferred compensation and other payments). Again, the tax impact of any compensation arrangement is one factor to be considered in determining appropriate compensation, and such impact is evaluated in light of the Compensation Committee’s overall compensation philosophy and objectives.

Accounting Considerations

The Compensation Committee regularly considers the accounting implications of significant compensation decisions, especially in connection with decisions that relate to equity compensation awards. As accounting standards change, we may revise certain programs to appropriately align accounting expenses of our equity awards with our overall executive compensation philosophy and objectives, but will consider any changes in light of our overall compensation philosophy.

2008 Summary Compensation Table

The following table sets forth summary information concerning the compensation for each of our named executive officers for all services rendered in all capacities to us during the fiscal years ended December 31, 2006, 2007 and 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (10)	Total ($)
Michael Rapino, President, Chief Executive Officer and Director (3)	2008	1,001,140	—	4,107,696	1,403,160	1,950,000	42,885	8,504,881
	2007	950,700	1,000,000	3,666,674	3,150,793	—	38,106	8,806,273
	2006	636,083	—	223,022	340,517	—	12,120	1,211,742

Michael Cohl, Chairman and Chief Executive Officer—Live Nation Artists and Director (4) (5)	2008	5,250,000	—	—	16,941	—	—	5,266,941
	2007	1,208,333	500,000	—	41,944	—	—	1,750,277

Jason Garner, Chief Executive Officer— Global Music (4) (6)	2008	720,561	650,000	167,944	218,438	200,000	—	1,956,943
	2007	468,403	1,000,000	122,938	445,427	—	—	2,036,768

Alan Ridgeway, Chief Executive Officer— International Music (7)	2008	556,554	—	(30,731)	84,707	—	58,105	668,635
	2007	510,061	—	307,953	209,722	—	49,752	1,077,488
	2006	440,000	1,000,000	166,434	—	—	32,400	1,638,834

Michael Rowles, General Counsel (8)	2008	500,706	—	(93,029)	84,707	425,000	—	917,384
	2007	425,454	300,000	440,613	209,722	—	—	1,375,789
	2006	321,282	—	104,517	—	200,000	890	626,689

Kathy Willard, Chief Financial Officer (9)	2008	475,793	—	313,765	84,638	575,000	65,666	1,514,862
	2007	368,325	300,000	171,447	109,114	—	76,177	1,025,063
	2006	309,213	—	—	25,412	—	5,500	340,125

(1)	For Mr. Rapino the amounts set forth in these columns reflect shares of restricted stock or stock options, as applicable, granted during 2005, 2007 and 2008; for Mr. Ridgeway and Ms. Willard, the amounts reflect shares of restricted stock and stock options granted during 2005 and 2007; for Mr. Rowles the amounts reflect shares of restricted stock and stock options granted during 2006, 2007 and 2008; for Mr. Garner the amounts reflect shares of restricted stock and stock options granted during 2006 and 2007 and for Mr. Cohl the amounts reflect stock options granted in his capacity as a director during 2007. The amounts listed are equal to the compensation cost recognized during the relevant year for financial statement purposes in accordance with Statement of Financial Accounting Standards No. 123R (“FAS 123R”), except that no assumptions for forfeitures were included. Additional information related to the calculation of the compensation cost is set forth in Note 15 of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2008. All of these awards were granted under our Stock Incentive Plan. Dividends, if any, are paid on shares of restricted stock at the same rate as paid on our common stock.
(2)	For Ms. Willard and Messrs. Rapino, Garner and Rowles, the amounts set forth in this column for 2008 reflect a cash performance bonus that was paid in 2009, but was earned based upon obtaining 2008 financial performance goals. For further discussion of these bonus payments, see the Compensation Discussion and Analysis section of this amended report.
(3)	Mr. Rapino’s bonus for 2007 represents a cash retention bonus paid in October 2007 that is offset against any subsequent performance bonuses earned by Mr. Rapino. For 2007 and 2008, Mr. Rapino was awarded performance bonuses of $950,000 and $2,000,000, respectively, which were offset against this cash retention bonus. Mr. Rapino’s non-equity incentive plan compensation for 2008 represents the portion of the performance bonus noted above that was not offset against the retention bonus. For further discussion of this retention bonus and Mr. Rapino’s cash performance bonus for 2008, see the Compensation Discussion and Analysis section of this amended report and “Employment Agreements” below.
(4)	Mr. Cohl and Mr. Garner did not serve as named executive officers during 2006.
(5)	Mr. Cohl’s services are provided to us through our Services Agreement with KSC. Pursuant to an amendment to the Services Agreement during June 2008, Mr. Cohl resigned as a director of the Company and from all offices he held with the Company and received a lump-sum payment of $4,500,000 as full payment for consulting services under the amended Services Agreement, though Mr. Cohl continues to provide consulting services under this agreement.
(6)	Mr. Garner’s bonus for 2008 represents a cash retention bonus paid in March 2008 that is offset against any subsequent performance bonuses earned by Mr. Garner. For 2008, Mr. Garner was awarded a performance bonus of $850,000 which was offset against this cash retention bonus. Mr. Garner’s non-equity incentive plan compensation for 2008 represents the portion of the performance bonus noted above that exceeded the amount required to be offset against the retention bonus. For further discussion of this retention bonus and Mr. Garner’s cash performance bonus for 2008, see the Compensation Discussion and Analysis section of this amended report and “Employment Agreements” below.
(7)	Mr. Ridgeway served as our Chief Financial Officer through August 2007, and was named Chief Executive Officer—International Music in September 2007. Mr. Ridgeway’s bonus for 2006 represents a cash retention bonus paid in August 2006 that is offset against any subsequent performance bonuses earned by Mr. Ridgeway. For 2007 and 2008, Mr. Ridgeway was awarded performance bonuses of $300,000 and $97,500, respectively, which were offset against this cash retention bonus. For further discussion of this retention bonus and Mr. Ridgeway’s cash performance bonus for 2008, see the Compensation Discussion and Analysis section of this amended report and “Employment Agreements” below. Future performance bonuses totaling up to $602,500 may be subject to offset against Mr. Ridgeway’s 2006 cash retention bonus. In March 2008, the Compensation Committee determined that we did not achieve certain applicable financial performance targets for 2007 and, as a result, Mr. Ridgeway forfeited a grant of 12,500 restricted shares on that date in accordance with its terms. Mr. Ridgeway is paid in British Pound Sterling, but all amounts have been converted to United States dollars using an average exchange rate for the year.
(8)	Mr. Rowles joined our company effective March 13, 2006. His 2008 salary amount includes a retroactive increase to January 1, 2008 of $75,000, which was approved and paid in 2009. In March 2008, the Compensation Committee determined that we did not achieve certain financial performance goals applicable to Mr. Rowles’ 25,000-share restricted stock grant; however, the Committee determined in its discretion to vest 25% of this restricted stock grant on that date, with the remainder to vest over the following three years in accordance with its original vesting schedule. FAS 123R requires this type of modification to be treated as a forfeiture of the original award and an issuance of a new award. Accordingly, the compensation cost recognized up to that point on the forfeited award was reversed in the period of the modification and the grant date fair value of the new award was computed and recognized in accordance with FAS 123R.
(9)	Ms. Willard served as our Chief Accounting Officer through August 2007 and was named Chief Financial Officer in September 2007.
(10)	The amounts represent (i) for Mr. Rapino, an automobile allowance of $22,462, a tax gross-up payment of $16,923 relating to such automobile allowance and a membership to the House of Blues Foundation Room; (ii) for Mr. Ridgeway, a company contribution of $55,655 under a United Kingdom retirement plan, a membership to the House of Blues Foundation Room and a ticket to a Live Nation event for a family member; and (iii) for Ms. Willard, a $37,070 reimbursement related to her relocation to Los Angeles from Houston (and within Los Angeles from temporary housing to permanent housing), including closing costs on the purchase of her home in Los Angeles, travel expenses for her and her spouse to permanently relocate to Los Angeles and other miscellaneous relocation expenses and a tax gross-up payment of $19,221 related to such travel and relocation costs, as well as a company contribution of $5,750 under the 401(k) Savings Plan, a membership to the House of Blues Foundation Room and tickets to Live Nation events for certain family members. Messrs. Cohl, Garner and Rowles did not receive perquisites and personal benefits aggregating more than $10,000 during 2008.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards for the fiscal year ended December 31, 2008 to the named executive officers.

Name	Grant Date	Estimated Future Payouts Under Non-equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)				All Other Stock Awards: Number of Shares of Stock or Units (#) (1)		Grant Date Fair Value of Stock and Option Award ($) (3)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)		Maximum (#)
Michael Rapino	4/15/08	—	—	—	—	100,000	(4)	—	—		1,233,000
	4/15/08	—	—	—	—	50,000	(4)	—	—		616,500
	4/15/08	—	$1,000,000	$2,000,000	—	—		—	—		—
Michael Cohl	4/15/08	—	$1,646,000	—	—	—		—	—		—
Jason Garner	4/15/08	—	$700,000	$850,000	—	—		—	—		—
Alan Ridgeway	4/15/08	—	$390,000	$390,000	—	—		—	—		—
Michael Rowles	3/13/08	—	—	—	—	—		—	25,000	(5)	(344,500)
	4/15/08	—	$300,000	$425,000	—	—		—	—		—
Kathy Willard	4/15/08	—	$300,000	$575,000	—	—		—	—		—

(1)	No threshold amounts were applicable to non-equity incentive plan awards. With the exception of Mr. Ridgeway, maximum payouts represent the non-equity incentive plan awards actually paid to the named executive officers based on the Compensation Committee’s determination that actual performance warranted the payment of incentive compensation in excess of targets, as discussed above in the Compensation Discussion and Analysis, though no formal maximums were applicable to these awards. For Mr. Ridgeway, only a portion of his target bonus was paid due to the International Music division’s having achieved less than 100% of its performance target.
(2)	The amounts reflect the number of stock options or shares of restricted stock granted under our Stock Incentive Plan.
(3)	The dollar values of stock option and restricted stock awards disclosed in this column are equal to the aggregate grant date fair value computed in accordance with FAS 123R, except that no assumptions for forfeitures were included for restricted stock awards. A discussion of the assumptions used in calculating the grant date fair value is set forth in Note 15 of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2008.
(4)	Mr. Rapino’s 100,000-share and 50,000-share restricted stock awards each vested 50% on March 31, 2009, in connection with our achievement of financial and operational performance targets established by the Compensation Committee, and the remaining 50% of each award will vest on March 31, 2010.
(5)	In March 2008, the Compensation Committee determined that we did not achieve certain applicable financial performance goals; however, the Committee determined in its discretion to vest 25% of Mr. Rowles’ February 2007 restricted stock grant on that date, with the remainder to vest over the following three years in accordance with its original vesting schedule. FAS 123R requires this type of modification to be treated as a forfeiture of the original award and an issuance of a new award. The grant date fair value represents the incremental fair value as of the modification date.

Employment Agreements

Live Nation has entered into employment agreements with each of the named executive officers other than Mr. Cohl, who provides services pursuant to a consulting agreement. Among other things, these agreements provide for certain payments upon a “change in control” (substantially as defined below) or termination of employment. The principal elements of these employment and consulting agreements are summarized below:

Michael Rapino

In October 2007, Live Nation entered into, and in December 2008 and April 2009, it amended, an amended and restated employment agreement with Mr. Rapino under which Mr. Rapino serves as its President and Chief Executive Officer. Under the employment agreement, Mr. Rapino will also serve as a member of the board of directors for as long as he remains an officer of the company. The amended term of the employment agreement began effective as of January 1, 2009 and ends on December 31, 2013, or earlier upon the consummation of the Merger. During 2008, Mr. Rapino received the compensation and benefits enumerated in the tables above under his employment agreement – this summary describes the terms of his employment agreement as it is currently in effect based on the April 2009 amendment, with references to provisions that resulted in specific equity grants in prior years.

Under the employment agreement, Mr. Rapino receives a base salary of $1.5 million per year beginning on January 1, 2009 and is entitled to receive minimum increases in base salary of $50,000 per year in each of 2010-2013. Beginning in 2007, Mr. Rapino became eligible to receive an annual cash performance bonus with a target amount equal to 100% of his then-current base salary, based upon the achievement of financial performance targets established by the Compensation Committee. Beginning in 2009, Mr. Rapino is also eligible to receive an annual cash exceptional performance bonus with a target amount equal to an additional 100% of his then-current base salary, based on targets and objectives established by the Compensation Committee.

Under the employment agreement, since 2007, Mr. Rapino has received, and remains entitled to receive during the term of the agreement, the following annual grants of Live Nation restricted stock: (i) 100,000 shares which will vest in two equal installments over two years if Live Nation achieves certain financial performance targets established by the Compensation Committee and (ii) 50,000 shares which will vest in two equal installments over two years if Mr. Rapino satisfies certain management objectives established by the Compensation Committee. In addition, upon signing the employment agreement in 2007, Mr. Rapino received a one-time grant of 300,000 shares of Live Nation restricted stock, which vests in equal installments over four years on December 31st of each of 2007-2010. In March 2009, the Compensation Committee granted Mr. Rapino an option to purchase 2 million shares of Live Nation common stock, which is referred to as the continuation option grant. The continuation option grant vests in equal tranches of 20% on the first through fifth anniversaries of the date of the grant, subject to Mr. Rapino’s continued employment with Live Nation. However, the final tranche vests upon the expiration of the employment agreement if Live Nation has not offered to renew the employment agreement on terms and conditions no less favorable than those provided for in the employment agreement at least six months prior to the expiration of the employment agreement.

Under the employment agreement, upon the occurrence of a “change in control” of Live Nation, all unvested equity awards then held by Mr. Rapino will vest and become immediately exercisable (if applicable), except that the continuation option grant will vest and become immediately exercisable or transferable only upon a change of control of Live Nation other than the Merger. In addition, in the event that an excise tax is imposed as a result of any payments made to Mr. Rapino in connection with a change in control of Live Nation, Live Nation will pay to Mr. Rapino an amount equal to such excise taxes plus any taxes resulting from such payment.

The employment agreement (i) will terminate upon Mr. Rapino’s death, (ii) may be terminated by Live Nation upon Mr. Rapino’s disability, (iii) may be terminated by Live Nation at any time (a) without “cause” (as defined below) or (b) for “cause,” subject to Mr. Rapino’s right in some cases to cure and provided that at least a majority of the board of directors must first determine that “cause” exists and (iv) may be terminated by Mr. Rapino at any time (a) without “good reason” (as defined below) or (b) with “good reason,” subject in some cases to Live Nation’s right to cure.

If Mr. Rapino’s employment is terminated by Live Nation for “cause,” by Mr. Rapino without “good reason” or due to Mr. Rapino’s death or disability, he is entitled to receive:

•	accrued and unpaid base salary;

•	a prorated performance bonus, including any performance bonus that may have been earned for the prior year but not yet paid;

•	accrued and unused vacation pay; and

•	unreimbursed expenses.

If Mr. Rapino’s employment is terminated by Live Nation without “cause” or by Mr. Rapino for “good reason,” he is entitled to:

•	accrued and unpaid base salary;

•	a prorated performance bonus, including any performance bonus that may have been earned for the prior year but not yet paid;

•	accrued and unused vacation pay;

•	unreimbursed expenses; and

subject to Mr. Rapino signing a general release of claims,

•

a cash payment equal to (i) the sum of Mr. Rapino’s base salary, the performance bonus paid to Mr. Rapino for the year prior to the year in which the termination occurs and the exceptional performance bonus paid to Mr. Rapino for the year prior to the year in which the termination occurs, multiplied by (ii) the greater of the remainder of the employment term or three years;

•	up to $16,667 per year for up to three years of continued medical insurance coverage for Mr. Rapino and his dependents; and

•	immediate acceleration of the vesting of all unvested equity awards then held by Mr. Rapino.

For purposes of the employment agreement, “cause” means: (i) Mr. Rapino’s willful and continued failure to perform his material duties; (ii) the willful or intentional engaging by Mr. Rapino in material misconduct that causes material and demonstrable injury, monetarily or otherwise, to Live Nation; (iii) Mr. Rapino’s conviction of, or a plea of nolo contendere to, a crime constituting (a) a felony under the laws of the United States or any state thereof or (b) a misdemeanor involving moral turpitude that causes material and demonstrable injury, monetarily or otherwise, to Live Nation; (iv) Mr. Rapino’s committing or engaging in any act of fraud, embezzlement, theft or other act of dishonesty against Live Nation that causes material and demonstrable injury, monetarily or otherwise to it; or (v) Mr. Rapino’s breach of the restrictive covenants included in the employment agreement that causes material and demonstrable injury, monetarily or otherwise, to Live Nation.

For purposes of the employment agreement, “good reason” is defined as: (i) reduction in Mr. Rapino’s base salary or annual incentive compensation opportunity, or the failure by Live Nation to grant the restricted shares required to be granted to Mr. Rapino under the employment agreement; (ii) a breach by Live Nation of a material provision of the employment agreement; (iii) removal of Mr. Rapino from the board of directors; (iv) Live Nation requiring Mr. Rapino to report to anyone other than the board of directors; (v) a substantial diminution in Mr. Rapino’s duties or responsibilities or a change in his title; (vi) a transfer of Mr. Rapino’s primary workplace away from Los Angeles; or (vii) a change in control, except that Mr. Rapino may not invoke a “good reason” termination solely as a result of a change of control until 180 days after the change in control.

The employment agreement also contains non-disclosure, non-solicitation and indemnification provisions. It is currently anticipated that Mr. Rapino will enter into a new conditional employment agreement that will only take effect if and when the Merger is consummated.

Jason Garner

In March 2008, Live Nation entered into, and in December 2008 and April 2009, it amended, an employment agreement with Mr. Garner under which Mr. Garner serves as Chief Executive Officer, Global Music. Prior to the April 2009 amendment, Mr. Garner served as Live Nation’s Chief Executive Officer of its North American Music division. As amended, the term of the employment agreement began effective as of March 1, 2009 and ends on February 28, 2013. During 2008, Mr. Garner received the compensation and benefits enumerated in the tables above under his employment agreement – this summary describes the terms of his employment agreement as it is currently in effect based on the April 2009 amendment, with references to provisions that resulted in certain relevant payments in prior years.

Under the employment agreement, Mr. Garner receives a base salary of $850,000 per year beginning on March 1, 2009, and is entitled to receive minimum increases in base salary of $50,000 per year on March 1 of each of 2010-2012. Beginning in 2009, Mr. Garner is eligible to receive an annual cash performance bonus of up to 200% of his then-current base salary, based upon the achievement of performance targets established annually by Live Nation.

Upon signing the employment agreement as amended in April 2009, Mr. Garner received $250,000 as a signing bonus and received $1 million as a retention bonus, which will be offset against any performance bonuses subsequently earned by Mr. Garner under the employment agreement. If Mr. Garner remains employed with Live Nation as of February 28, 2013, any remaining retention bonus that has not been so offset will be deemed earned by Mr. Garner. If Mr. Garner’s employment is terminated earlier, any remaining unearned portion of the retention bonus will be (i) repayable to Live Nation if Mr. Garner’s employment is terminated by Live Nation for “cause” (as defined below) or by Mr. Garner without “good reason” (as defined below) or (ii) deemed earned by Mr. Garner if his employment is terminated by Live Nation without cause, by Mr. Garner with “good reason” or due to Mr. Garner’s death or disability.

The employment agreement (i) will terminate upon Mr. Garner’s death, (ii) may be terminated by Live Nation upon Mr. Garner’s disability, (iii) may be terminated by Live Nation at any time (a) without “cause” or (b) for “cause,” subject to Mr. Garner’s right in some cases to cure, and (iv) may be terminated by Mr. Garner at any time (a) without “good reason” or (b) with “good reason,” subject to Live Nation’s right to cure.

If Mr. Garner’s employment is terminated due to Mr. Garner’s death or disability or due to the expiration of the term of the employment agreement, he is entitled to receive:

•	accrued and unpaid base salary;

•	a prorated performance bonus, if any;

•	accrued and unused vacation pay;

•	unreimbursed expenses; and

•	any payments to which he may be entitled under any applicable employee benefit plan.

If Mr. Garner’s employment is terminated by Live Nation for “cause,” he is entitled to receive:

•	accrued and unpaid base salary;

•	accrued and unused vacation pay;

•	unreimbursed expenses; and

•	any payments to which he may be entitled under any applicable employee benefit plan.

If Mr. Garner’s employment is terminated by Live Nation without “cause” or by Mr. Garner for “good reason,” he is entitled to receive:

•	accrued and unpaid base salary;

•	a prorated performance bonus, if any;

•	accrued and unused vacation pay;

•	unreimbursed expenses;

•	any payments to which he may be entitled under any applicable employee benefit plan; and

•

subject to Mr. Garner signing a general release of claims, a lump-sum cash payment equal to three times the sum of his then-current base salary, as well as the immediate acceleration of vesting of all equity awards granted to Mr. Garner prior to the date of termination.

For purposes of the employment agreement, “cause” means: (i) Mr. Garner’s continued non-performance of his duties under the employment agreement; (ii) Mr. Garner’s refusal or failure to follow lawful directives; (iii) a criminal or civil conviction of Mr. Garner, a plea of nolo contendere by Mr. Garner or other conduct by Mr. Garner that has resulted in, or would reasonably be expected to result in, material injury to the reputation of Live Nation, including conviction of fraud, theft, embezzlement or a crime involving moral turpitude; (iv) a breach by Mr. Garner of any provision of the employment agreement; (v) conduct by Mr. Garner constituting a material act of misconduct in connection with the performance of his duties, including violation of Live Nation’s policy on sexual harassment or misappropriation of Live Nation funds or property; or (vi) a violation by Mr. Garner of Live Nation’s employment policies, including those set forth in its Employee Handbook or its Code of Business Conduct and Ethics.

For purposes of the employment agreement, “good reason” is defined as: (i) a repeated failure by Live Nation to comply with a material term of the employment agreement; (ii) a substantial and unusual increase in Mr. Garner’s duties and responsibilities without an offer of additional reasonable compensation; or (iii) a substantial and unusual reduction in Mr. Garner’s duties and responsibilities.

The employment agreement also contains non-disclosure, non-solicitation and non-competition provisions.

Alan Ridgeway

In September 2007, Live Nation entered into a new employment agreement with Alan Ridgeway to serve as Chief Executive Officer of its International Music division. Mr. Ridgeway previously served as Live Nation’s Chief Financial Officer. The initial term of the employment agreement ends on December 31, 2010. After that date, the agreement will renew automatically day-to-day such that the term of the agreement will always remain at exactly one year, unless earlier terminated.

Under the employment agreement, Mr. Ridgeway receives a base salary of £300,000 per year and will be entitled to annual increases of five percent during each year of the term beginning on January 1, 2009. Mr. Ridgeway is eligible to receive an annual cash performance bonus of (i) $300,000 for 2007 and (ii) 65% of his annual base salary for each year beginning in 2008, in each case to be paid in a combination of cash, stock options and/or restricted stock, on terms and conditions to be set and determined in writing by Live Nation for each calendar year. Live Nation also agreed to reimburse Mr. Ridgeway for all reasonable expenses related to his relocation from Los Angeles to the United Kingdom.

In August 2006, the Compensation Committee approved an amendment to Mr. Ridgeway’s then-current employment agreement which remains in effect under his current employment agreement. Pursuant to that amendment, Live Nation paid Mr. Ridgeway a retention bonus of $1 million, which will be offset against any future performance bonuses earned by Mr. Ridgeway. If Mr. Ridgeway is still employed by Live Nation as of December 31, 2010, the remaining amount of the retention bonus, if any, will be deemed earned by Mr. Ridgeway. Prior to that date, if Mr. Ridgeway’s employment is terminated by Live Nation for “cause” (as defined below) or by Mr. Ridgeway without “good reason” (as defined below), Mr. Ridgeway must repay any unearned portion of the retention bonus. If Mr. Ridgeway’s employment is terminated by Live Nation without “cause,” or by death or disability, or by Mr. Ridgeway for “good reason” prior to December 31, 2010, the remaining amount of the retention bonus, if any, will be deemed earned by Mr. Ridgeway.

The employment agreement (i) will terminate upon Mr. Ridgeway’s death, (ii) may be terminated by Live Nation upon Mr. Ridgeway’s disability, (iii) may be terminated by Live Nation at any time (a) without “cause” or (b) for “cause,” subject to Mr. Ridgeway’s right in some cases to cure, and (iv) may be terminated by Mr. Ridgeway at any time (a) without “good reason” or (b) with “good reason,” subject to Live Nation’s right to cure.

If Mr. Ridgeway’s employment is terminated due to Mr. Ridgeway’s death or disability, he is entitled to receive:

•	accrued and unpaid base salary;

•	a prorated performance bonus, if any;

•	accrued and unused vacation pay;

•	unreimbursed expenses; and

•	any payments to which he may be entitled under any applicable employee benefit plan.

If Mr. Ridgeway’s employment is terminated by Live Nation for “cause,” he is entitled to receive:

•	accrued and unpaid base salary;

•	accrued and unused vacation pay;

•	unreimbursed expenses; and

•	any payments to which he may be entitled under any applicable employee benefit plan.

If Mr. Ridgeway’s employment is terminated by Live Nation without “cause” or by Mr. Ridgeway for “good reason,” he is entitled to receive (in a lump-sum payment):

•	accrued and unpaid base salary;

•	a prorated performance bonus, if any;

•	accrued and unused vacation pay;

•	unreimbursed expenses;

•	any payments to which he may be entitled under any applicable employee benefit plan; and

•

subject to Mr. Ridgeway signing a general release of claims, an amount equal to Mr. Ridgeway’s monthly base salary for the greater of 12 months or the remainder of the term of the employment agreement.

For purposes of the employment agreement, “cause” means: (i) Mr. Ridgeway’s continued non-performance of his duties under the employment agreement; (ii) Mr. Ridgeway’s refusal or failure to follow lawful directives; (iii) a criminal or civil conviction of Mr. Ridgeway, a plea of nolo contendere by Mr. Ridgeway or other conduct by Mr. Ridgeway that has resulted in, or would reasonably be expected to result in, material injury to the reputation of Live Nation, including conviction of fraud, theft, embezzlement or a crime involving moral turpitude; (iv) a breach by Mr. Ridgeway of any provision of the employment agreement; (v) conduct by Mr. Ridgeway constituting a material act of misconduct in connection with the performance of his duties, including violation of Live Nation’s policy on sexual harassment or misappropriation of Live Nation funds or property; or (vi) a violation by Mr. Ridgeway of Live Nation’s employment policies, including those set forth in its Employee Handbook or its Code of Business Conduct and Ethics.

For purposes of the employment agreement, “good reason” is defined as: (i) a repeated failure by Live Nation to comply with a material term of the employment agreement; (ii) a substantial and unusual increase in Mr. Ridgeway’s duties and responsibilities without an offer of additional reasonable compensation; or (iii) a substantial and unusual reduction in Mr. Ridgeway’s duties and responsibilities.

The employment agreement also contains non-disclosure, non-solicitation and non-competition provisions.

Michael Rowles

In March 2006, Live Nation entered into, and in March 2007 and December 2008, it amended, an employment agreement with Michael Rowles to serve as its General Counsel. As amended, the term of the employment agreement ends on December 31, 2009. After that date, the agreement will renew automatically day-to-day such that the term of the agreement will always remain at exactly one year, unless earlier terminated.

Under the employment agreement, Mr. Rowles received a base salary of $400,000 per year during 2006, $425,000 per year during 2007 and $500,000 during 2008. Mr. Rowles’ base salary is subject to increase at the discretion of the Compensation Committee. Mr. Rowles is eligible to receive an annual cash performance bonus based on the achievement of financial targets or personal goals and objectives as set by Live Nation’s Chief Executive Officer for each calendar year.

The employment agreement (i) will terminate upon Mr. Rowles’ death, (ii) may be terminated by Live Nation upon Mr. Rowles’ disability, (iii) may be terminated by Live Nation at any time (a) after December 31, 2009, without “cause” (as defined below) and (b) for “cause,” subject to Mr. Rowles’ general right to cure, and (iv) may be terminated by Mr. Rowles at any time (a) after December 31, 2009, without “cause” by providing 12 months’ prior written notice or (b) for “good reason” (as defined below), subject in some cases to Live Nation’s right to cure.

If Mr. Rowles’ employment is terminated by Live Nation for “cause,” he is entitled to receive (in a lump-sum payment):

•	accrued and unpaid base salary;

•	unreimbursed expenses; and

•	any payments to which he may be entitled under any applicable employee benefit plan.

If Mr. Rowles’ employment is terminated by reason of death or disability, he is entitled to receive (in a lump-sum payment):

•	accrued and unpaid base salary;

•	a prorated performance bonus, if any;

•	unreimbursed expenses; and

•	any payments to which he may be entitled under any applicable employee benefit plan.

If Mr. Rowles’ employment is terminated by Live Nation without “cause,” or by Mr. Rowles for “good reason,” he is entitled to:

•	accrued and unpaid base salary;

•	a prorated performance bonus, if any;

•	unreimbursed expenses;

•	any payments to which he may be entitled under any applicable employee benefit plan; and

•

subject to Mr. Rowles agreeing not to compete with Live Nation for 12 months and signing a general release of claims, Mr. Rowles may elect to become a part-time consultant to Live Nation for 12 months in exchange for severance pay equal to his base salary for the greater of 12 months or the remainder of the term of the employment agreement.

If Mr. Rowles terminates his employment after December 31, 2009 without “cause” and provides 12 months’ prior written notice, and if Live Nation subsequently terminates Mr. Rowles’ employment prior to the expiration of such 12-month notice period, then his termination will be deemed a termination by Live Nation without “cause.”

For purposes of the employment agreement, “cause” means: (i) conduct by Mr. Rowles constituting a material act of willful misconduct in connection with the performance of his duties, including violation of Live Nation’s policy on sexual harassment or misappropriation of Live Nation funds or property; (ii) continued, willful and deliberate non-performance by Mr. Rowles of a material duty under the employment agreement; (iii) Mr. Rowles’ refusal or failure to follow lawful directives consistent with his title and position and the terms of the employment agreement; (iv) a criminal or civil conviction of Mr. Rowles, a plea of nolo contendere by Mr. Rowles or other conduct by Mr. Rowles that, as determined in the reasonable discretion of the board of directors, has resulted in, or would result in, material injury to Live Nation’s reputation, including, without limitation, conviction of fraud, theft, embezzlement or a crime involving moral turpitude; (v) a repeated failure by Mr. Rowles to comply with a material term of the employment agreement; or (vi) a material violation by Mr. Rowles of Live Nation’s employment policies.

For purposes of the employment agreement, “good reason” is defined as: (i) a repeated failure by Live Nation to comply with a material term of the employment agreement; (ii) a substantial and unusual change in Mr. Rowles’ position, duties, responsibilities or authority without an offer of additional reasonable compensation; (iii) a substantial and unusual reduction in Mr. Rowles’ duties, responsibilities, authority or salary; (iv) the requirement that Mr. Rowles move his residence outside the greater Los Angeles metropolitan area; or (v) a “change in control” of Live Nation in which Mr. Rowles is not offered continued employment as Live Nation’s General Counsel or General Counsel of the surviving entity.

The employment agreement also contains non-disclosure, non-solicitation, non-competition and indemnification provisions.

Kathy Willard

In September 2007, Live Nation entered into, and in December 2008, it amended, an employment agreement with Kathy Willard to serve as its Chief Financial Officer. Ms. Willard had previously served as Live Nation’s Chief Accounting Officer. The initial term of the employment agreement ends on December 31, 2010. After that date, the agreement will renew automatically day-to-day such that the term of the agreement will always remain at exactly one year, unless earlier terminated.

Under the employment agreement, Ms. Willard received an initial base salary of $465,000 per year, which was increased to $475,000 per year on January 1, 2008. Ms. Willard is entitled to annual increases of 5% during each year of the term beginning on January 1, 2009. Ms. Willard is eligible to receive an annual cash performance bonus of $300,000, to be paid in a combination of cash, stock options and/or restricted stock, on terms and conditions to be set and determined in writing by Live Nation for each calendar year. Live Nation also agreed to reimburse Ms. Willard for all reasonable expenses related to her relocation from Houston to Los Angeles, grossed up for applicable taxes.

In connection with entering into her new employment agreement, Mr. Willard was granted (i) stock options to purchase 20,000 shares of Live Nation common stock and (ii) 60,000 shares of Live Nation restricted stock, in each case vesting ratably over a four-year period.

The employment agreement (i) will terminate upon Ms. Willard’s death, (ii) may be terminated by Live Nation upon Ms. Willard’s disability, (iii) may be terminated by Live Nation at any time (a) without “cause” (as defined below) or (b) for “cause,” subject to Ms. Willard’s right to cure and (iv) may be terminated by Ms. Willard at any time (a) without “good reason” (as defined below) or (b) with “good reason,” subject to Live Nation’s right to cure.

If Ms. Willard’s employment is terminated due to Ms. Willard’s death or disability, she is entitled to receive:

•	accrued and unpaid base salary;

•	a prorated performance bonus, if any;

•	accrued and unused vacation pay;

•	unreimbursed expenses; and

•	any payments to which she may be entitled under any applicable employee benefit plan.

If Ms. Willard’s employment is terminated by Live Nation for “cause,” she is entitled to receive:

•	accrued and unpaid base salary;

•	accrued and unused vacation pay;

•	unreimbursed expenses; and

•	any payments to which she may be entitled under any applicable employee benefit plan.

If Ms. Willard’s employment is terminated by Live Nation without “cause” or by Ms. Willard for “good reason,” she is entitled to receive (in a lump-sum payment):

•	accrued and unpaid base salary;

•	a prorated performance bonus, if any;

•	accrued and unused vacation pay;

•	unreimbursed expenses;

•	any payments to which she may be entitled under any applicable employee benefit plan; and

•

subject to Ms. Willard signing a general release of claims, an amount equal to Ms. Willard’s highest monthly base salary for the greater of 12 months or the remainder of the term of the employment agreement.

For purposes of the employment agreement, “cause” means: (i) Ms. Willard’s continued non-performance of her duties under the employment agreement; (ii) Ms. Willard’s refusal or failure to follow lawful directives; (iii) a criminal or civil conviction of Ms. Willard, a plea of nolo contendere by Ms. Willard or other conduct by Ms. Willard that has resulted in, or would reasonably be expected to result in, material injury to the reputation of Live Nation, including conviction of fraud, theft, embezzlement or a crime involving moral turpitude; (iv) a breach by Ms. Willard of any material provision of the employment agreement; (v) conduct by Ms. Willard constituting a material act of misconduct in connection with the performance of her duties, including violation of Live Nation’s policy on sexual harassment or misappropriation of Live Nation funds or property; or (vi) a violation by Ms. Willard of Live Nation’s employment policies, including those set forth in its Employee Handbook or its Code of Business Conduct and Ethics.

For purposes of the employment agreement, “good reason” is defined as: (i) a failure by Live Nation to comply with a material term of the employment agreement; (ii) a substantial and unusual increase in Ms. Willard’s duties and responsibilities without an offer of additional reasonable compensation; or (iii) a substantial and unusual reduction in Ms. Willard’s duties and responsibilities.

The employment agreement also contains non-disclosure, non-solicitation, non-competition and indemnification provisions.

Michael Cohl

In September 2007, Live Nation entered into, and in June 2008 it amended, a services agreement with KSC under which KSC provides to Live Nation the services of Mr. Cohl to serve as a consultant for a four-year term ending in June 2012. Prior to the June 2008 amendment, Mr. Cohl served as the Chief Executive Officer of certain Live Nation subsidiaries and as Chairman and Chief Executive Officer of the Live Nation Artists division. In connection with the June 2008 amendment, Mr. Cohl resigned as an executive officer of Live Nation and Live Nation paid to KSC a lump-sum payment of $4.5 million as full payment for Mr. Cohl’s services under the consulting engagement. The services agreement may be terminated by Live Nation at any time for any reason. Upon termination, Live Nation will have no obligation to KSC or Mr. Cohl. The services agreement also contains non-disclosure, non-solicitation, non-competition and indemnification provisions.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth summary information regarding the outstanding equity awards at December 31, 2008 granted to each of our named executive officers.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#) (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (3)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Name	Exercisable	Unexercisable
Michael Rapino (4)	83,750	251,250	—	10.60	12/2012	—	—	—	—
	—	—	—	—	—	62,813	360,546	—	—
	167,500	502,500	—	24.95	2/2017	—	—	—	—
	—	—	—	—	—	50,000	287,000	—	—
	—	—	—	—	—	25,000	143,500	—	—
	—	—	—	—	—	150,000	861,000	—	—
	—	—	—	—	—	—	—	100,000	574,000
	—	—	—	—	—	—	—	50,000	287,500
Michael Cohl	2,500	7,500	—	24.95	2/2017	—	—	—	—
Jason Garner	—	—	—	—	—	10,000	57,400	—	—
	25,000	75,000	—	24.95	2/2017	—	—	—	—
	6,250	18,750	—	22.50	10/2017	—	—	—	—
	—	—	—	—	—	18,750	107,625	—	—
Alan Ridgeway	—	—	—	—	—	46,875	269,063	—	—
	12,500	37,500	—	24.95	2/2017	—	—	—	—
Michael Rowles	—	—	—	—	—	5,000	28,700	—	—
	—	—	—	—	—	26,250	150,675	—	—
	12,500	37,500	—	24.95	2/2017	—	—	—	—
	—	—	—	—	—	18,750	107,625	—	—
Kathy Willard	6,250	18,750	—	10.60	12/2012	—	—	—	—
	3,750	11,250	—	24.95	2/2017	—	—	—	—
	5,000	15,000	—	22.50	10/2017	—	—	—	—
	—	—	—	—	—	45,000	258,300	—	—

(1)	Market value of restricted stock grants is determined by using the closing price of $5.74 per share for our common stock on December 31, 2008, the last business day of the 2008 fiscal year. The amounts indicated are not necessarily indicative of the amounts that may be realized by our named executive officers if and when these awards vest, due to potential fluctuations in the value of our common stock.
(2)	The following table provides information with respect to our named executive officers’ unvested stock options as of the year ended December 31, 2008.

Vesting Date	Michael Rapino	Michael Cohl	Jason Garner	Alan Ridgeway	Michael Rowles	Kathy Willard
February 2009	167,500	2,500	25,000	12,500	12,500	3,750
October 2009	—	—	6,250	—	—	5,000
December 2009	83,750	—	—	—	—	6,250
February 2010	167,500	2,500	25,000	12,500	12,500	3,750
October 2010	—	—	6,250	—	—	5,000
December 2010	167,500	—	—	—	—	12,500
February 2011	167,500	2,500	25,000	12,500	12,500	3,750
October 2011	—	—	6,250	—	—	5,000

Total	753,750	7,500	93,750	37,500	37,500	45,000

(3)	The following table provides information with respect to our named executive officers’ earned but unvested restricted stock awards as of the year ended December 31, 2008.

Vesting Date	Michael Rapino	Michael Cohl	Jason Garner	Alan Ridgeway	Michael Rowles	Kathy Willard
February 2009	—	—	—	—	6,250	—
March 2009	75,000	—	—	—	—	—
April 2009	—	—	—	—	1,250	—
May 2009	—	—	2,500	—	6,562	—
October 2009	—	—	6,250	—	—	15,000
December 2009	95,937	—	—	15,625	—	—
February 2010	—	—	—	—	6,250	—
April 2010	—	—	—	—	1,250	—
May 2010	—	—	2,500	—	6,562	—
October 2010	—	—	6,250	—	—	15,000
December 2010	116,876	—	—	31,250	—	—
February 2011	—	—	—	—	6,250	—
April 2011	—	—	—	—	2,500	—
May 2011	—	—	5,000	—	13,126	—
October 2011	—	—	6,250	—	—	15,000

Total	287,813	—	28,750	46,875	50,000	45,000

(4)	Mr. Rapino’s unearned 100,000-share restricted stock award was to have vested in equal installments in each of March 2009 and 2010 upon our having achieved certain applicable financial performance goals. Mr. Rapino’s unearned 50,000-share restricted stock award was to have vested in equal installments in each of March 2009 and 2010 if certain operational objectives specified by the Compensation Committee were satisfied for 2008. In February 2009, the Compensation Committee determined that all applicable goals were attained and each of these awards vested as to one-half of the shares subject to such award.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Michael Rapino (1)	—	—	170,937	1,423,789
Michael Cohl	—	—	—	—
Jason Garner (2)	—	—	6,250	89,563
Alan Ridgeway	—	—	15,625	62,344
Michael Rowles (3)	—	—	6,250	69,813
Kathy Willard (4)	—	—	15,000	214,950

(1)	Upon the vesting of Mr. Rapino’s restricted stock awards, 71,899 shares of our common stock with an aggregate value on vesting of $570,350 were withheld to satisfy tax withholding obligations.
(2)	Upon the vesting of Mr. Garner’s restricted stock award, 2,041 shares of our common stock with an aggregate value on vesting of $29,248 were withheld to satisfy tax withholding obligations.
(3)	Upon the vesting of Mr. Rowles’ restricted stock award, 2,235 shares of our common stock with an aggregate value on vesting of $24,965 were withheld to satisfy tax withholding obligations.
(4)	Upon the vesting of Ms. Willard’s restricted stock award, 5,804 shares of our common stock with an aggregate value on vesting of $83,171 were withheld to satisfy tax withholding obligations.

2008 Nonqualified Deferred Compensation

Name	Executive Aggregate Contributions in 2008 ($)(1)	Registrant Aggregate Contributions in 2008 ($)	Aggregate Earnings in 2008 ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at December 31, 2008 ($)
Michael Rapino	—	—	—	—	—
Michael Cohl	—	—	—	—	—
Jason Garner	—	—	—	—	—
Alan Ridgeway	—	—	—	—	—
Michael Rowles	—	—	—	—	—
Kathy Willard	—	—	957	—	20,076

(1)	Amounts disclosed in this table have not been reported in the Summary Compensation Table in any year.

Deferred Compensation Plan

Live Nation’s named executive officers, directors and other designated management employees may defer a portion of their annual compensation, including, as applicable, salary, director fees, commissions and bonuses, into the Live Nation Nonqualified Deferred Compensation Plan. Specifically, participants may defer under the Nonqualified Deferred Compensation Plan:

•	not less than 1% nor more than 50% of base salary and commissions;

•	not less than 1% nor more than 80% of bonus; and

•	not less than 1% but up to 100% of director compensation paid in cash.

Notwithstanding the deferral limits set forth above, the Compensation Committee may increase or decrease the above percentages in its discretion.

The Compensation Committee, in its sole discretion, may make matching contributions to each participant’s account. Generally, Live Nation will make matching contributions under its Nonqualified Deferred Compensation Plan equal to the matching contribution we would have made under the 401(k) Savings Plan for a contribution by a participant of up to five percent of the participant’s eligible compensation as defined under the 401(k) Savings Plan (disregarding limits imposed by the Code), less the amount of any actual matching contribution made to the 401(k) Savings Plan. Live Nation did not make matching contributions under our Nonqualified Deferred Compensation Plan during 2008.

Participants are 100% vested in any amounts they defer under the plan, while matching contributions, if any, vest 50% after the participant’s second full year of service and 100% after the third full year of service, after which all matching contributions are fully vested at the time they are made. However, upon a participant’s retirement, disability or death, any matching contributions become fully vested. Participants are entitled to invest their deferral accounts into one or more hypothetical investment vehicles which do not currently include Live Nation common stock. Those hypothetical investment vehicles are selected in the sole discretion of a board-appointed benefits committee, consisting of members of senior management representing Live Nation’s finance, human resources and legal departments, as well as representatives from various of its other business units. All dividends, interest, earnings and losses from such investment vehicles are credited or charged to the participant’s deferral account, as appropriate.

Deferrals are made for a minimum of three years prior to any in-service distributions. Generally, account balances are paid upon the participant’s termination, retirement or death, and assuming the minimum three-year deferral period is met and the deferral amount is otherwise vested, a participant may request in-service withdrawals of his or her account in lump-sum or annual installment payments. All distributions and withdrawals under the plan are in cash. Participants may also make withdrawals under the plan in the event of an unforeseen emergency. The Nonqualified Deferred Compensation Plan is unfunded and subject to the claims of Live Nation’s creditors in the event of bankruptcy.

As of December 31, 2008, one Live Nation named executive officer was participating in the Nonqualified Deferred Compensation Plan (although the named executive officer did not make any new deferrals during 2008).

Potential Payments Upon Termination or Change in Control (1)

Name	Benefit	Termination w/o Cause ($)	Termination w/ Good Reason ($)	Voluntary Termination ($) (9)	Death ($)	Disability ($) (10)	Change in Control ($)
Michael Rapino	Severance (2)	5,775,000	5,775,000	—	—	—	5,775,000
	Equity Awards (2) (3)	2,513,047	2,513,047	—	2,513,047	—	2,513,047
	Tax Gross-up (4)	—	—	—	—	—	2,882,548

Total		8,288,047	8,288,047	—	2,513,047	—	11,170,595

Michael Cohl	Severance	—	—	—	—	—	—
	Equity Awards (3)	—	—	—	—	—	—

Total		—	—	—	—	—	—

Jason Garner	Severance (5)	1,400,000	1,400,000	—	—	—	1,400,000
	Equity Awards (3)	—	—	—	165,025	—	165,025

Total		1,400,000	1,400,000	—	165,025	—	1,565,025

Alan Ridgeway	Severance (6)	1,471,252	1,471,252	(700,000)	602,500	602,500	1,471,252
	Equity Awards (3) (6)	125,563	125,563	—	269,063	—	269,063

Total		1,596,815	1,596,815	(700,000)	871,563	602,500	1,740,315

Michael Rowles	Severance (7)	425,000	425,000	—	—	—	425,000
	Equity Awards (3)	—	—	—	287,000	—	287,000

Total		425,000	425,000	—	287,000	—	712,000

Kathy Willard	Severance (8)	950,000	950,000	—	—	—	950,000
	Equity Awards (3) (8)	—	—	—	258,300	—	258,300

Total		950,000	950,000	—	258,300	—	1,208,300

(1)	All benefits are calculated as if these events were to occur on December 31, 2008, the last business day of the 2008 fiscal year, as required under the applicable rules; however, Mssrs. Rapino and Garner have entered into amendments to their employment agreements during 2009 that will provide these executives with additional benefits upon the occurrence of a “change in control” occurring subsequent to this date (for a description, see the Compensation Discussion and Analysis and “Employment Agreements” above). Each named executive officer is entitled to receive his or her accrued and unpaid base salary and prorated performance bonus upon termination, including a termination in connection with a “change in control,” except that no pro-rated bonus will be paid in connection with a termination for “cause.” If a named executive officer is terminated for “cause,” he or she generally is entitled to receive only his or her accrued and unpaid base salary (including accrued paid-time-off), except that Mr. Rapino would also be entitled to receive any accrued and unpaid cash performance bonus. Consequently, this table reflects only the additional compensation the named executive officers would receive upon termination, including a termination in connection with a “change in control.” Benefits reflected in the table are estimates; the actual benefit payable is determined upon termination. For definitions of “cause” and “good reason” applicable to the named executive officers, a description of the payment schedules applicable to the payments summarized in this table, and the applicability of restrictive covenants, see “Employment Agreements” above.
(2)	If Mr. Rapino’s employment is terminated by him for “good reason” or he is terminated by us without “cause,” provided he signs a general release of claims, he will receive consideration of (i) $5,775,000 and (ii) the acceleration of specified stock option and restricted stock awards. Assuming such termination occurred on December 31, 2008, we would have accelerated 251,250 stock options and 437,813 shares of restricted stock, the value of which is $2,513,047 based upon the closing sale price of our common stock on December 31, 2008 of $5.74. The values of accelerated stock options and restricted shares exclude stock options where the exercise price exceeds the closing sale price of our common stock on December 31, 2008. In April 2009, Mr. Rapino entered into an amendment to his employment agreement under which he is entitled, upon a termination without “cause” or for “good reason” or upon the closing of the Merger, to accelerated vesting of all of his unvested equity awards, except that than an option grant covering 2,000,000 shares of our common stock that was made to Mr. Rapino on March 17, 2009 will not vest upon the closing of the Merger (but will vest upon a subsequent “change in control”). The Severance amount listed for Mr. Rapino in the “Change in Control” column only becomes payable if Mr. Rapino experiences a qualifying termination in connection with a “change in control.” The gross-up payment amount assumes that Mr. Rapino is terminated and becomes entitled to severance in connection with the change in control.

(3)	In the event of either a “change in control” or the death of an officer, the officer’s outstanding unvested stock options and shares of restricted stock would immediately vest in their entirety pursuant to the terms of the applicable grant agreements; however, the Merger will not constitute a “change in control” for purposes of these agreements. The values of accelerated stock options and restricted shares are based upon the closing sale price of our common stock on December 31, 2008 of $5.74 but exclude stock options where the exercise price exceeds the closing sale price of our common stock on December 31, 2008.
(4)	This amount represents the tax gross-up payment to which Mr. Rapino would have been entitled if he had experienced a qualifying termination on December 31, 2008 in connection with a change in control of the Company. In April 2009, Mr. Rapino’s employment agreement was amended to provide for modified severance, equity awards and other terms and conditions which may impact the amount of the gross-up payment if it becomes payable in the future.
(5)	If Mr. Garner’s employment is terminated by him for “good reason” or by us without “cause,” provided he signs a general release of claims, he will receive consideration of $1,400,000. The Severance amount listed for Mr. Garner in the “Change in Control” column only becomes payable if Mr. Garner experiences a qualifying termination in connection with a change in control.
(6)	If Mr. Ridgeway’s employment is terminated by him for “good reason” or by us without “cause,” provided he signs a general release of claims, he will receive consideration of (i) $868,752, (ii) the acceleration of 20% of all stock option and restricted stock awards for each year elapsed from the date of their grant through such termination and (iii) the obligation to repay the $602,500 unearned portion of his retention bonus would be forgiven. Assuming such termination occurred on December 31, 2008, we would have accelerated 21,875 shares of restricted stock, the value of which is $125,563 based upon the closing sale price of our common stock on December 31, 2008 of $5.74. If Mr. Ridgeway terminates his employment voluntarily (other than for “good reason”), or he is terminated by us for “cause,” he would be obligated to repay us for any unearned portion of his retention bonus, which as of December 31, 2008, would have resulted in reimbursement to the company of $700,000. The Severance amount listed for Mr. Ridgeway in the “Change in Control” column only becomes payable if Mr. Ridgeway experiences a qualifying termination in connection with a change in control.
(7)	If Mr. Rowles’ employment is terminated by him for “good reason” or by us without “cause,” he may elect to become a part-time consultant for one year in exchange for consideration of $425,000. Upon a change in control, if Mr. Rowles is not offered continued employment as our General Counsel or as General Counsel of the surviving entity, then Mr. Rowles’ termination of his employment would be deemed to be for “good reason.” The Severance amount listed for Mr. Rowles in the “Change in Control” column only becomes payable if Mr. Rowles experiences a qualifying termination in connection with a change in control.
(8)	If Ms. Willard’s employment is terminated by her for “good reason” or by us without “cause,” provided she signs a general release of claims, she will receive consideration of (i) $950,000 and (ii) the acceleration of 20% of all stock option and restricted stock awards for each year elapsed from the date of their grant through such termination. The values of accelerated stock options exclude stock options where the exercise price exceeds the closing sale price of our common stock on December 31, 2008. The Severance amount listed for Ms. Willard in the “Change in Control” column only becomes payable if Ms. Willard experiences a qualifying termination in connection with a “change in control.”
(9)	If Mr. Rowles terminates his employment without “good reason” and provides 12 months’ prior written notice, and if we subsequently terminate his employment prior to the expiration of such 12-month notice period, then his termination will be deemed a termination by us without “cause.”
(10)	Upon disability, generally, each named executive officer’s stock options will continue to vest, and the restrictions on any restricted stock awards will continue to lapse, in accordance with their terms.

Change in Control Provisions

For a more detailed description of the “change in control” provisions applicable to our named executive officers under their employment agreements, see “Employment Agreements” above.

Director Compensation

During 2008, we paid our non-employee directors an annual cash retainer of $36,000. Additionally, we paid (i) each member of the Audit Committee, Compensation Committee and Nominating and Governance Committee an additional annual cash retainer of $4,000, $2,000 and $1,000, respectively, and (ii) the Chairpersons of the Audit Committee, Compensation Committee and Nominating and Governance Committee a further annual cash retainer of $10,000, $5,000 and $5,000, respectively. We also had discretion to grant stock-based awards to our non-employee directors.

        In September 2008, the board of directors approved a revised non-employee director compensation plan. The revised plan, prepared by Watson Wyatt Worldwide and recommended by the Compensation Committee, is intended to increase Live Nation’s competitive position as it relates to board remuneration. Under the revised plan, we will pay each of our non-employee directors an annual cash retainer of $60,000 and make an annual grant of $125,000 in shares of our restricted stock or restricted stock units, as determined by the board of directors, based on the average closing stock price of Live Nation stock during the twenty trading days prior to the date of the grant. Additionally, we pay (i) each member of the Audit Committee, Compensation Committee and Nominating and Governance Committee an additional annual cash retainer of $10,000, $6,000 and $4,500, respectively, (ii) the Chairpersons of the Audit Committee, Compensation Committee and Nominating and Governance Committee a further annual cash retainer of $11,000, $6,500 and $5,500, respectively, and (iii) a per-meeting fee of $1,500 to directors and committee members for attendance at meetings in excess of eight board meetings, eight Audit Committee meetings, eight Compensation Committee meetings and/or five Nominating and Governance Committee meetings per year, as applicable. We may also grant additional discretionary stock-based awards to our non-employee directors, and these directors may elect to receive their cash fees in the form of shares of our common stock. The cash component of the revised plan became effective as of January 1, 2009, and the equity component of the revised plan became effective upon approval.

In September 2008, each of our non-employee directors—Ariel Emanuel, Robert T. Enloe, III, Jeffrey T. Hinson, James S. Kahan, L. Lowry Mays, Randall T. Mays, Connie McCombs McNab and Harvey Weinstein—received 7,664 shares of our restricted stock pursuant to the equity component of the revised plan. In addition, in September 2008, each of Messrs. Enloe, Hinson, Kahan and R. Mays received a cash payment of $9,000 for their service on a special committee of the board of directors.

In December 2008, Mark Shapiro received an initial award consisting of 6,205 shares of our restricted stock, the pro rata portion of the $125,000 in shares of our restricted stock that is to be granted to non-employee directors annually based on the period of service from Mr. Shapiro’s election to the board to the then-anticipated date of our 2009 Annual Meeting of Stockholders.

Each of the restricted stock awards granted to our non-employee directors during 2008 was granted under our Amended and Restated 2005 Stock Incentive Plan, or Stock Incentive Plan, and vests in full on the first anniversary of the grant but may not be sold by the grantee until the third anniversary of the grant. Generally, only non-employee directors are eligible to receive compensation for their services as a director. Accordingly, Mr. Rapino, our President and Chief Executive Officer, and Mr. Cohl, former Chairman and Chief Executive Officer of our Live Nation Artists division, did not receive any director compensation during 2008.

2008 Director Compensation Table

The following table shows compensation of the non-employee members of our board for the fiscal year ended December 31, 2008. Any board member who is also an employee of the company does not receive separate compensation for service on the board.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2) (3)	Stock Option Awards ($) (2) (3)	Total ($)
William O.S. Ballard	21,000	124,633	19,150	164,783
Michael Cohl	—	—	—	—
Ariel Emanuel	38,000	69,086	11,827	118,913
Robert Ted Enloe, III	54,000	66,621	29,195	149,816
Jeffrey T. Hinson	59,000	67,751	21,238	147,989
James S. Kahan	55,000	69,086	11,827	135,913
L. Lowry Mays	36,000	45,972	21,238	103,210
Mark P. Mays	—	72,986	(35,978)	37,008
Randall T. Mays	45,000	60,690	106,189	211,879
Connie McCombs McNab	37,000	45,972	21,238	104,210
Michael Rapino	—	—	—	—
Mark Shapiro	9,500	1,354	—	10,854
Timothy P. Sullivan	—	97,337	(39,939)	57,348
Harvey Weinstein	36,000	66,621	29,195	131,816

(1)	Messrs. M. Mays, Sullivan, Cohl and Ballard resigned from our board of directors in February 2008, February 2008, June 2008 and August 2008, respectively. Mr. Shapiro joined our board of directors in November 2008.
(2)	The amounts set forth in these columns reflect shares of restricted stock and stock options, as applicable, granted under our Stock Incentive Plan. The amounts listed are equal to the compensation cost recognized during 2008 for financial statement purposes in accordance with FAS 123R, except that no assumptions for forfeitures were included. Additional information related to the calculation of the compensation cost is set forth in Note 15 of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2008. Dividends, if any, are paid on shares of restricted stock at the same rate as paid on our common stock. The stock options and restricted stock awards vest in one, four or five equal annual installments beginning on the first anniversary of the grant. As of December 31, 2008, Messrs. Emanuel and Kahan each held 10,000 stock options and 15,164 unvested shares of restricted stock; Messrs. Enloe and Weinstein each held 20,000 stock options and 13,664 unvested shares of restricted stock; Mr. L. Mays and Ms. McNab each held 20,000 stock options and 11,664 unvested shares of restricted stock; Mr. Hinson held 20,000 stock options and 15,414 unvested shares of restricted stock; Mr. R. Mays held 100,000 stock options and 17,664 unvested shares of restricted stock and Mr. Shapiro held 6,205 unvested shares of restricted stock.
(3)

During 2008, Ms. McNab and Messrs. Emanuel, Enloe, Hinson, Kahan, L. Mays, R. Mays and Weinstein each received 7,664 shares of restricted stock, with each restricted stock award having an aggregate grant date fair value of $116,799. In addition, Mr. Shapiro received 6,205 shares of restricted stock with an aggregate grant date fair value of $22,462. Mr. Ballard’s awards were modified in connection with his resignation from our board of directors to accelerate the vesting of 10,000 stock options and

10,000 shares of restricted stock, with the stock option modification and restricted stock modification having an aggregate incremental fair value of $19,150 and $124,633, respectively. Mr. M. Mays’ awards were modified in connection with his resignation from our board of directors to accelerate the vesting of 40,000 stock options and 15,000 shares of restricted stock, with the stock option modification and restricted stock modification having an aggregate incremental fair value of ($35,978) and $72,986, respectively. Finally, Mr. Sullivan’s awards were modified in connection with his resignation from our board of directors to accelerate the vesting of 16,000 stock options and 11,000 shares of restricted stock, with the stock option modification and restricted stock modification having an aggregate incremental fair value of ($39,939) and $97,287, respectively. No other director received any equity award during 2008. The grant date fair value of all stock option and restricted stock awards has been computed in accordance with FAS 123R.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the compensation committee or as a member of the board of directors of any other company of which any member of our Compensation Committee or the board of directors is an executive officer.

Compensation Committee Report*

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management, and based on the review and discussions, recommended to the board that the Compensation Discussion and Analysis be included in this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

*	The material in this report is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before or after the date of this amended report and irrespective of any general incorporation language in such filing.

Respectfully submitted,

The Compensation Committee of the Live Nation Board of Directors

Robert Ted Enloe, III, Chairperson
Ariel Emanuel
Mark Shapiro

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The table below provides information relating to shares of our common stock that may be issued under our existing equity compensation plans as of December 31, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,804,450	$16.78	2,649,385
Equity compensation plans not approved by security holders	—	—	—
Total	4,804,450	$16.78	2,649,385

The table above does not include shares issuable under the Company’s Employee Stock Bonus Plan, as that plan, under which shares of our common stock are issued in lieu of cash payment at full fair market value, is not considered to be an “equity compensation plan.”

Security Ownership

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of April 23, 2009, by:

•	each person known by us to beneficially own more than 5% of the Company’s common stock;

•	each director and director nominee;

•	each of the executive officers named in the Company’s 2008 Summary Compensation Table; and

•	all of the Company’s executive officers, directors and director nominees as a group.

Beneficial ownership is determined in accordance with SEC rules and regulations. Unless otherwise indicated in the footnotes to this table, and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership also includes shares of common stock subject to options currently exercisable on or before June 22, 2009 (60 days after April 23, 2009); provided, however, that these shares are not deemed outstanding for computing the percentage ownership of each other person. The percentage of beneficial ownership is based on 84,565,415 shares of the Company’s common stock outstanding (or deemed to be outstanding under SEC rules and regulations) as of April 23, 2009. Unless otherwise indicated, the address of each of the stockholders listed below is c/o Live Nation, Inc., 9348 Civic Center Drive, Beverly Hills, California 90210.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent
Michael Cohl (1)	325,098	*
Ariel Emanuel (2)	20,164	*
Robert Ted Enloe, III (3)	26,664	*
Jeffrey T. Hinson (4)	33,664	*
James S. Kahan (5)	65,164	*
L. Lowry Mays (6)	2,994,979	3.5%
Randall T. Mays (7)	223,216	*
Connie McCombs McNab (8)	288,735	*
Michael Rapino (9)	1,157,689	1.4%
Harvey Weinstein (10)	26,664	*
Jason Garner (11)	142,276	*
Alan Ridgeway (12)	87,500	*
Michael Rowles (13)	80,973	*
Kathy Willard (14)	95,470	*
All directors and executive officers as a group (15 persons) (15)	5,568,256	6.5%
Shapiro Capital Management LLC (16)	11,926,867	14.1%
Capital Research Global Investors (17)	6,425,000	7.6%
Harris Associates L.P. (18)	5,006,490	5.9%

*	Percentage of common stock beneficially owned by the named stockholder does not exceed one percent of the Company’s common stock.
(1)	Includes 268,967 shares held by Concert Productions International Inc. and 50,131 shares held by CPI Entertainment Rights, Inc., of which Mr. Cohl has sole voting control; and options to purchase 5,000 shares of the Company’s common stock. In addition, Mr. Cohl has a pecuniary interest in 37,510 shares held by KSC; 1,483,906 shares held by SAMCO Investments Ltd.; and 4,829,269 shares held by SQ Portfolio Management Inc. Mr. Cohl disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Mr. Cohl resigned from the board of directors in June 2008 so this security ownership information represents the most recent information Mr. Cohl had reported to us.
(2)	Includes options to purchase 2,500 shares of the Company’s common stock and 15,164 shares of unvested restricted stock.
(3)	Includes options to purchase 9,000 shares of the Company’s common stock and 13,664 shares of unvested restricted stock.
(4)	Includes options to purchase 11,000 shares of the Company’s common stock and 14,164 shares of unvested restricted stock.
(5)	Includes 20,000 shares held by trusts of which Mr. J. Kahan is the trustee, but not a beneficiary; includes options to purchase 2,500 shares of the Company’s common stock and includes 15,164 shares of unvested restricted stock.
(6)	Includes 6,057 shares held by trusts of which Mr. L. Mays is the trustee, but not a beneficiary; 1,392,730 shares in Grantor Retained Annuity Trusts, which is referred to as a GRAT, for Lowry Mays and 1,392,729 shares in a GRAT for Peggy Mays; 167,864 shares held by the Mays Family Foundation; 6,935 shares held by the Clear Channel Foundation over which Mr. L. Mays has either sole or shared investment or voting authority; options to purchase 11,000 shares of the Company’s common stock; and 11,664 shares of unvested restricted stock.
(7)	Includes 38,198 shares held by trusts of which Mr. R. Mays is the trustee, but not a beneficiary; 87,834 shares in a GRAT for Randall Mays and 9,519 in a GRAT for Paula Mays; options to purchase 55,000 shares of the Company’s common stock; and 17,664 shares of unvested restricted stock.
(8)	Includes 260,071 shares held by McCombs Family Ltd., over which Ms. McNab has shared investment or voting authority; options to purchase 11,000 shares of the Company’s common stock; and 11,664 shares of unvested restricted stock.
(9)	Includes options to purchase 418,750 shares of the Company’s common stock and 437,813 shares of unvested restricted stock.
(10)	Includes options to purchase 9,000 shares of the Company’s common stock and 13,664 shares of unvested restricted stock.
(11)	Includes options to purchase 56,250 shares of the Company’s common stock and 28,750 shares of unvested restricted stock.
(12)	Includes options to purchase 25,000 shares of the Company’s common stock and 46,875 shares of unvested restricted stock.
(13)	Includes options to purchase 25,000 shares of the Company’s common stock and 42,500 shares of unvested restricted stock.
(14)	Includes options to purchase 18,750 shares of the Company’s common stock and 45,000 shares of unvested restricted stock.
(15)	Includes 64,255 shares held by trusts of which such persons are trustees, but not beneficiaries; 2,882,812 shares held in a GRAT; 167,864 shares held by the Mays Family Foundation; 6,935 shares held by the Clear Channel Foundation; 260,071 shares held by McCombs Family Ltd.; 268,967 shares held by Concert Productions International Inc.; 50,131 shares held by CPI Entertainment Rights, Inc.; 37,510 shares held by KSC; 1,483,906 shares held by SAMCO Investments Ltd.; 4,829,269 shares held by SQ Portfolio Management Inc.; 659,750 stock options; and 713,750 shares of unvested restricted stock.
(16)	Address: 3060 Peachtree Road, Ste. 1555 N.W., Atlanta, Georgia 30305. Information is based solely on a Schedule 13G filed by Shapiro Capital Management LLC and Samuel R. Shapiro with the SEC on December 31, 2008. Such Schedule 13G states that the reporting persons aggregately have sole voting power with respect to 9,368,760 shares, shared voting power with respect to 2,558,107 shares and sole dispositive power with respect to all shares.
(17)	Address: 333 South Hope Street, Los Angeles, California 90071. Information is based solely on a Schedule 13G filed by Capital Research Global Investors with the SEC on February 9, 2009. Such Schedule 13G states that the filer has sole voting and dispositive power with respect to all the shares.
(18)	Address: Two North LaSalle Street, Suite 500, Chicago, Illinois 60602. Information is based solely on a Schedule 13G filed by Harris Associates L.P. and Harris Associates Inc. with the SEC on January 27, 2009. Such Schedule 13G states that the reporting persons aggregately have sole voting and dispositive power with respect to all the shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Audit Committee is charged with the responsibility of reviewing, approving and overseeing all related-person transactions, as defined in SEC regulations. This responsibility is set forth, in part, in the Company’s Code of Business Conduct and Ethics under the heading “Policy on Related-Person Transactions” and in the Audit Committee Charter.

Through a stock purchase agreement in September 2007, we completed the purchase of all of the equity interests in Concert Productions International Inc. and related companies and subsidiaries, which are collectively referred to as the CPI companies, that we did not already own. Michael Cohl, a director of the Company at the time, owned both a direct and an indirect ownership interest in the CPI companies at the time of the completion of this purchase. The CPI companies and we concurrently entered into a services agreement with KSC, which provided for the executive services of Mr. Cohl, pursuant to which Mr. Cohl served as Chief Executive Officer of the CPI companies and Chairman and Chief Executive Office of the Company’s former Live Nation Artists division with a term of five years. In June 2008, the parties entered into an amendment to the services agreement, under which Mr. Cohl will perform consulting services for the Company through June 2012. In connection with this amendment, we paid KSC a lump-sum payment of $4.5 million as full payment for Mr. Cohl’s services under the consulting engagement. As part of that amendment, Mr. Cohl resigned as a director of the Company and from all offices he held with the Company. For the year ended December 31, 2008, 2007, and 2006, KSC was paid $0.8 million, $1.2 million and $0.6 million, respectively, under the original services agreement. In addition, in March 2008, KSC was awarded a bonus of 41,220 shares of our common stock that were issued in April 2008.

We have two non-employee directors on our board of directors, L. Lowry Mays and Randall T. Mays, who are also directors of Clear Channel, and serve as Chairman of the board of directors and President/Chief Financial Officer, respectively, of Clear Channel. Mr. L. Mays also beneficially owns in excess of 5% of the outstanding common stock of Clear Channel. These directors receive directors’ fees, stock options and restricted stock awards as do our other non-employee directors.

From time to time, we purchase advertising from Clear Channel and its subsidiaries in the ordinary course of business on arm’s-length terms. In 2008, we paid Clear Channel approximately $13.2 million for these advertising services. In connection with our spin-off, we entered into various lease and licensing agreements with Clear Channel, the terms of which are between five and thirteen years and primarily relate to office space occupied by our employees. In 2008, we paid Clear Channel approximately $0.8 million under these agreements.

Director Independence

Our board of directors currently consists of ten directors, seven of whom are independent (as defined by our Board of Directors Governance Guidelines) and one of whom serves as our President and Chief Executive Officer. For a director to be independent, the board of directors must determine, among other things, that a director does not have any direct or indirect material relationship with the Company or any of its subsidiaries. The board of directors has established guidelines to assist it in determining director independence, which conform to, or are more exacting than, the independence requirements of the NYSE corporate governance standards. The independence guidelines are set forth in Appendix A of the Board of Directors Governance Guidelines.

Applying these independence standards, our board of directors has determined that Ariel Emanuel, Robert Ted Enloe, III, Jeffrey T. Hinson, James S. Kahan, Connie McCombs McNab, Mark Shapiro and Harvey Weinstein are all independent directors.

Item 14.	Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table shows the fees paid or accrued (in thousands) by us for audit and other services provided by Ernst & Young LLP for the 2008 and 2007 fiscal years, respectively:

	2008	2007
Audit Fees (1)	$6,759	$5,893
Audit-Related Fees (2)	$434	$1,097
Tax Fees (3)	$592	$404
All Other Fees (4)	$—	$—

Total	$7,785	$7,394

(1)	Audit fees consist of fees for the audit of our annual financial statements, the audit of our internal controls over financial reporting, reviews of our financial statements included in our quarterly reports on Form 10-Q, reviews of our other SEC filings and other professional services provided in connection with statutory and regulatory filings.
(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and review of our financial statements and which are not reported above under “Audit Fees.” In 2008, these services primarily related to attest services in connection with a divestiture, gross receipts audits as required by leases and due diligence services.
(3)	Tax fees consist of fees for tax advice and tax return preparation.
(4)	There were no other professional services rendered by Ernst & Young LLP in 2008 or 2007.

The Audit Committee has determined that the provision of the non-audit services listed above is compatible with maintaining Ernst & Young LLP’s independence.

Audit Committee Policy Regarding Pre-Approval of Audit and Permissible Non-Audit Services of our Independent Auditors

The Audit Committee has established procedures for the approval of all audit and non-audit services provided by our independent registered public accounting firm. Pursuant to this policy, the Audit Committee approves all audit and non-audit services provided by the independent registered public accounting firm, including the fees and other terms of the engagements. Before the independent registered public accounting firm is engaged to perform any non-audit services, the Audit Committee must review and pre-approve such services. The Audit Committee may delegate its approval authority to its Chairperson, provided that any services approved by the Chairperson are reported to the Audit Committee at its next regularly scheduled meeting.

The Audit Committee approved all of the audit and permissible non-audit services performed by Ernst & Young LLP during the 2008 fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) All financial statements. The information required by this item is incorporated herein by reference to the financial statements and notes thereto listed in Item 8 of Part II of the Original Form 10-K.

(a)(2) Financial statement schedules. All financial statement schedules are omitted because the required information is incorporated herein by reference to the financial statements and notes thereto listed in Item 8 of Part II of the Original Form 10-K.

(a)(3) Exhibits. The following exhibits are filed as a part of this report or are incorporated by reference to exhibits previously filed.

Exhibit Index

Exhibit Number	Description
2.1	Master Separation and Distribution Agreement between Clear Channel Communications, Inc. and CCE Spinco, Inc., (now Live Nation, Inc.) dated December 20, 2005 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed December 23, 2005).

2.2	Agreement and Plan of Merger, dated June 30, 2006, by and among Live Nation Worldwide, Inc., Harry Merger Sub Inc., HOB Entertainment, Inc. (“HOB”) and certain HOB stockholders named therein (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed July 7, 2006).

2.3	Agreement of Merger, dated November 14, 2007, by and among Live Nation, Inc., SNI Acquisition Merger Subsidiary I, Inc., SNI Acquisition Merger Subsidiary II, Inc., Signatures SNI, Inc., Dell R. Furano and Furano Revocable Trust (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed November 20, 2007).

3.1	Amended and Restated Certificate of Incorporation of CCE Spinco, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 16, 2005).

3.2	Amended and Restated Bylaws of Live Nation, Inc. dated September 9, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed September 15, 2008).

4.1	Rights Agreement between CCE Spinco, Inc. and The Bank of New York, as rights agent, dated December 21, 2005 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 23, 2005).

4.2	Form of Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed December 23, 2005).

4.3	Form of Right Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed December 23, 2005).

4.4	Lockup and Registration Rights Agreement, dated May 26, 2006, by and among Live Nation, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc., and the other parties set forth therein (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed June 2, 2006).

4.5	Incremental Assumption Agreement and Amendment No. 1 dated as of November 3, 2006, to the Credit Agreement dated as of December 21, 2005, among Live Nation, Inc., Live Nation Worldwide, Inc. and the Foreign Borrowers party thereto, as Borrowers, JP Morgan Chase, N.A., as Administrative Agent, JP Morgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed November 9, 2006).

4.6	Amendment No. 2 dated as of December 6, 2006, to the Credit Agreement dated as of December 21, 2005, as amended as of November 3, 2006, among Live Nation, Inc., Live Nation Worldwide, Inc. and the Foreign Borrowers party thereto, as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed December 21, 2006).

4.7	Incremental Assumption Agreement and Amendment No. 3 dated as of December 11, 2006, to the Credit Agreement dated as of December 21, 2005, as amended as of November 3, 2006 and December 11, 2006, among Live Nation, Inc., Live Nation Worldwide, Inc. and the Foreign Borrowers party thereto, as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed December 21, 2006).

4.8	Amendment No 1. to the Live Nation, Inc. Nonqualified Deferred Compensation Plan, effective August 4, 2006 (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 filed December 7, 2006 (No. 333-139178)).

4.9	Indenture related to the 2.875% Convertible Senior Notes, due 2027, dated as of July 16, 2007, between Live Nation, Inc. and Wells Fargo Bank, N.A., as trustee (including form of 2.875% Convertible Senior Note due 2027) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 16, 2007).

Exhibit Number	Description
4.10	Registration Rights Agreement, dated as of July 16, 2007, among Live Nation, Inc. and Banc of America Securities LLC, J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 16, 2007).

4.11	Lockup and Registration Rights Agreement, dated September 12, 2007, by and among Live Nation, Inc., SAMCO Investments Ltd., and Michael Cohl (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 13, 2007).

4.12	First Amendment to Lockup and Registration Rights Agreement, dated April 23, 2007, by and among Live Nation, Inc., Samco Investments Ltd., and Michael Cohl (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed on May 8, 2008).

10.1	Transition Services Agreement between CCE Spinco, Inc. and Clear Channel Management Services, L.P. dated December 21, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.2	Tax Matters Agreement among CCE Spinco, Inc., CCE Holdco #2, Inc. and Clear Channel Communications, Inc., dated December 21, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.3	Employee Matters Agreement between CCE Spinco, Inc. and Clear Channel Communications, Inc., dated December 21, 2005 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.4	Trademark and Copyright License Agreement between CCE Spinco, Inc. and Clear Channel Identity, L.P., dated December 21, 2005 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.5 §	Clear Channel Entertainment Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.6	Amended and Restated Certificate of Incorporation of Live Nation Holdco #2, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 3, 2007).

10.7	Second Amended and Restated Certificate of Incorporation of Live Nation Holdco #2, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed July 23, 2008).

10.8 §	Live Nation, Inc. 2005 Stock Incentive Plan, as Amended and Restated (incorporated by reference to Appendix B to the Company’s Proxy Statement dated April 5, 2007).

10.9 §	Form of Stock Option Agreement under the CCE Spinco, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.10 §	Form of Restricted Stock Award Agreement under the CCE Spinco, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.11 §	CCE Spinco, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.12 §	Live Nation, Inc. 2006 Annual Incentive Plan, as Amended and Restated (incorporated by reference to Appendix A to the Company’s Proxy Statement dated April 5, 2007).

10.13 §	Live Nation, Inc. Employee Stock Bonus Plan dated March 13, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 19, 2008)

10.14	Amended and Restated Credit Agreement, dated as of June 29, 2007, among Live Nation, Inc., Live Nation Worldwide, Inc. and the foreign borrowers party thereto, as Borrowers, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, Bank of America, N.A., as Syndication Agent, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Co-Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 3, 2007).

Exhibit Number	Description
10.15	Amended and Restated Credit Agreement, dated as of July 17, 2008, among Live Nation, Inc., Live Nation Worldwide, Inc. and the foreign borrowers party thereto, as Borrowers, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, Bank of America, N.A., as Syndication Agent, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Co-Lead Arrangers and Joint BookrunnersFirst (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 23, 2008).

10.16	Amended and Restated Guarantee and Collateral Agreement, dated as of June 29, 2007, among Live Nation, Inc., Live Nation Worldwide, Inc., the other subsidiaries of Live Nation, Inc. identified therein and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 3, 2007).

10.17 §	Amended and Restated Employment Agreement effective as of January 1, 2007 by and between Live Nation Worldwide, Inc. and Michael Rapino (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 9, 2007).

10.18 §*	First Amendment (effective December 31, 2008) to Amended and Restated Employment Agreement effective January 1, 2007, by and between Live Nation Worldwide, Inc. and Michael Rapino.

10.19 §	Employment Agreement, dated November 28, 2005, by and between SFX Entertainment, Inc., d/b/a Clear Channel Entertainment and Alan Ridgeway (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form 10 (File No. 001-32601)).

10.20 §	First Amendment to Employment Agreement entered into August 8, 2006 by and between Live Nation Worldwide, Inc. and Alan Ridgeway (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed August 11, 2006).

Exhibit Number	Description
10.21 §	Second Amendment to Employment Agreement dated March 29, 2007 by and between Live Nation Worldwide, Inc. and Alan Ridgeway (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed May 10, 2007).

10.22 §	Employment Agreement effective September 1, 2007 by and between Live Nation Music (UK) Limited and Alan B. Ridgeway (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed September 24, 2007).

10.23 §	Employment Agreement, dated December 22, 2004, by and between Kathy Willard and SFX Entertainment, Inc., d/b/a/Clear Channel Entertainment, as amended December 1, 2005 effective January 1, 2005 (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.24 §	Employment Agreement effective September 1, 2007 by and between Live Nation Worldwide, Inc. and Elizabeth K. (Kathy) Willard (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed September 24, 2007).

10.25 §*	First Amendment (effective December 31, 2008) to Employment Agreement dated September 1, 2007 by and between Live Nation Worldwide, Inc. and Elizabeth K. (Kathy) Willard.

10.26 §	Employment Agreement dated March 13, 2006 by and between SFX Entertainment, Inc., d/b/a Live Nation, and Michael G. Rowles (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 1, 2006).

10.27 §	First Amendment to Employment Agreement dated March 29, 2007 by and between Live Nation Worldwide, Inc. and Michael G. Rowles (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed May 10, 2007).

10.28 §*	Second Amendment (effective December 31, 2008) to Employment Agreement effective March 13, 2006, as first amended dated March 29, 2007, by and between Live Nation Worldwide, Inc. and Michael G. Rowles.

10.29 §	Employment Agreement dated December 17, 2007, by and between Live Nation Worldwide, Inc. and Brian Capo (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed August 7, 2008).

10.30 §*	First Amendment (effective December 31, 2008) to Employment Agreement dated December 17, 2007, by and between Live Nation Worldwide, Inc. and Brian Capo.

10.31 §	Employment Agreement dated March 18, 2008 by and between Live Nation Worldwide, Inc. and Jason Garner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 24, 2008)

10.32 §*	First Amendment (effective December 31, 2008) to Employment Agreement dated March 18, 2008 by and between Live Nation Worldwide, Inc. and Jason Garner.

10.33	Membership Interest Purchase Agreement dated January 26, 2006 by and among SFX Sports Group, Inc. and Arn Tellem (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 17, 2006).

10.34	Stock Purchase Agreement, dated May 26, 2006, by and among Live Nation, Inc., SFX Entertainment, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc., Michael Cohl and the other parties set forth therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 2, 2006).

Exhibit Number	Description
10.35	Securityholders Agreement, dated May 26, 2006, by and among Live Nation, Inc., SFX Entertainment, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc., Michael Cohl and the other parties set forth therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 2, 2006).

10.36 §	Services Agreement, dated May 26, 2006, by and among CPI International Touring Inc., CPI Touring (USA), Inc., Grand Entertainment (Row), LLC, CPI Entertainment Content (2005), Inc., CPI Entertainment Content (2006), Inc., KSC Consulting (Barbados) Inc. and Michael Cohl (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed June 2, 2006).

10.37	Credit Agreement, dated May 26, 2006, by and among Live Nation, Inc., SFX Entertainment, Inc., CPI International Touring Inc., CPI Touring (USA), Inc., Grand Entertainment (Row), LLC, CPI Entertainment Content (2005), Inc., and CPI Entertainment Content (2006), Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed June 2, 2006).

10.38	Stock Purchase Agreement, dated September 12, 2007, by and among Live Nation, Inc., Live Nation Worldwide, Inc., SAMCO Investments Ltd., Michael Cohl, Concert Productions International Inc., the other sellers identified on Exhibit A to the Stock Purchase Agreement, CPI Entertainment Content (2005), Inc., CPI Entertainment Content (2006), Inc., Grand Entertainment (ROW), LLC, CPI International Touring Inc. and CPI Touring (USA), Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 13, 2007).

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

10.40	First Amendment to Services Agreement, dated June 20, 2008, by and among Live Nation Worldwide, Inc., KSC Consulting (Barbados) Inc., CPI International Touring Inc. and Michael Cohl (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 20, 2008).

10.41	Trust Agreement dated September 12, 2007, by and among Live Nation, Inc., Samco Investments Ltd., Michael Cohl and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 13, 2007).

10.42	Purchase Agreement, dated November 8, 2007, by and among Live Nation Worldwide, Inc., Laurence Chicago, LLC and Laurence Chicago Ventures, LLC. (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed February 29, 2008).

10.43	Stock Purchase Agreement, dated January 23, 2008, between Live Nation Worldwide, Inc. and Key Brand Entertainment Inc. (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed February 29, 2008).

10.44	Stock Purchase Agreement, dated September 9, 2008, by and among Feld Entertainment, Inc., Feld Acquisition Corp., Live Nation Worldwide, Inc., and Live Nation Motor Sports, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed November 7, 2008).

12.1*	Computation of Ratio of Earnings to Fixed Charges.

14.1*	Code of Business Conduct and Ethics.

Exhibit Number	Description
21.1*	Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP.

24.1*	Power of Attorney (see page 145).

31.1**	Certification of Chief Executive Officer.

31.2**	Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

*	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 5, 2009.
**	Filed herewith.
§	Management contract or compensatory plan or arrangement.

The Company has not filed long-term debt instruments of its subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2009.

LIVE NATION, INC.

By:	/s/ MICHAEL RAPINO
Michael Rapino President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ MICHAEL RAPINO Michael Rapino	President and Chief Executive Officer and Director	April 30, 2009

/S/ KATHY WILLARD Kathy Willard	Chief Financial Officer	April 30, 2009

/S/ BRIAN CAPO Brian Capo	Chief Accounting Officer	April 30, 2009

Ariel Emanuel	Director	April 30, 2009

* Robert Ted Enloe, III	Director	April 30, 2009

* Jeffrey T. Hinson	Director	April 30, 2009

* James S. Kahan	Director	April 30, 2009

* L. Lowry Mays	Director	April 30, 2009

* Randall T. Mays	Director	April 30, 2009

* Connie McCombs McNab	Director	April 30, 2009

* Mark S. Shapiro	Director	April 30, 2009

* Harvey Weinstein	Director	April 30, 2009

*	Signed by Kathy Willard as attorney-in-fact and agent for the directors indicated.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Master Separation and Distribution Agreement between Clear Channel Communications, Inc. and CCE Spinco, Inc., (now Live Nation, Inc.) dated December 20, 2005 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed December 23, 2005).

2.2	Agreement and Plan of Merger, dated June 30, 2006, by and among Live Nation Worldwide, Inc., Harry Merger Sub Inc., HOB Entertainment, Inc. (“HOB”) and certain HOB stockholders named therein (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed July 7, 2006).

2.3	Agreement of Merger, dated November 14, 2007, by and among Live Nation, Inc., SNI Acquisition Merger Subsidiary I, Inc., SNI Acquisition Merger Subsidiary II, Inc., Signatures SNI, Inc., Dell R. Furano and Furano Revocable Trust (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed November 20, 2007).

3.1	Amended and Restated Certificate of Incorporation of CCE Spinco, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 16, 2005).

3.2	Amended and Restated Bylaws of Live Nation, Inc. dated September 9, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed September 15 2008).

4.1	Rights Agreement between CCE Spinco, Inc. and The Bank of New York, as rights agent, dated December 21, 2005 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed December 23, 2005).

4.2	Form of Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed December 23, 2005).

4.3	Form of Right Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed December 23, 2005).

4.4	Lockup and Registration Rights Agreement, dated May 26, 2006, by and among Live Nation, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc., and the other parties set forth therein (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed June 2, 2006).

4.5	Incremental Assumption Agreement and Amendment No. 1 dated as of November 3, 2006, to the Credit Agreement dated as of December 21, 2005, among Live Nation, Inc., Live Nation Worldwide, Inc. and the Foreign Borrowers party thereto, as Borrowers, JP Morgan Chase, N.A., as Administrative Agent, JP Morgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed November 9, 2006).

4.6	Amendment No. 2 dated as of December 6, 2006, to the Credit Agreement dated as of December 21, 2005, as amended as of November 3, 2006, among Live Nation, Inc., Live Nation Worldwide, Inc. and the Foreign Borrowers party thereto, as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed December 21, 2006).

Exhibit Number	Description
4.7	Incremental Assumption Agreement and Amendment No. 3 dated as of December 11, 2006, to the Credit Agreement dated as of December 21, 2005, as amended as of November 3, 2006 and December 11, 2006, among Live Nation, Inc., Live Nation Worldwide, Inc. and the Foreign Borrowers party thereto, as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed December 21, 2006).

4.8	Amendment No 1. to the Live Nation, Inc. Nonqualified Deferred Compensation Plan, effective August 4, 2006 (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 filed December 7, 2006 (No. 333-139178)).

4.9	Indenture related to the 2.875% Convertible Senior Notes, due 2027, dated as of July 16, 2007, between Live Nation, Inc. and Wells Fargo Bank, N.A., as trustee (including form of 2.875% Convertible Senior Note due 2027) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 16, 2007).

4.10	Registration Rights Agreement, dated as of July 16, 2007, among Live Nation, Inc. and Banc of America Securities LLC, J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 16, 2007).

4.11	Lockup and Registration Rights Agreement, dated September 12, 2007, by and among Live Nation, Inc., SAMCO Investments Ltd., and Michael Cohl (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 13, 2007).

4.12	First Amendment to Lockup and Registration Rights Agreement, dated April 23, 2007, by and among Live Nation, Inc., Samco Investments Ltd., and Michael Cohl (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed on May 8, 2008).

10.1	Transition Services Agreement between CCE Spinco, Inc. and Clear Channel Management Services, L.P. dated December 21, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.2	Tax Matters Agreement among CCE Spinco, Inc., CCE Holdco #2, Inc. and Clear Channel Communications, Inc., dated December 21, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.3	Employee Matters Agreement between CCE Spinco, Inc. and Clear Channel Communications, Inc., dated December 21, 2005 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.4	Trademark and Copyright License Agreement between CCE Spinco, Inc. and Clear Channel Identity, L.P., dated December 21, 2005 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.5 §	Clear Channel Entertainment Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.6	Amended and Restated Certificate of Incorporation of Live Nation Holdco #2, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 3, 2007).

10.7	Second Amended and Restated Certificate of Incorporation of Live Nation Holdco #2, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed July 23, 2008).

Exhibit Number	Description
10.8 §	Live Nation, Inc. 2005 Stock Incentive Plan, as Amended and Restated (incorporated by reference to Appendix B to the Company’s Proxy Statement dated April 5, 2007).

10.9 §	Form of Stock Option Agreement under the CCE Spinco, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.10 §	Form of Restricted Stock Award Agreement under the CCE Spinco, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.11 §	CCE Spinco, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.12 §	Live Nation, Inc. 2006 Annual Incentive Plan, as Amended and Restated (incorporated by reference to Appendix A to the Company’s Proxy Statement dated April 5, 2007).

10.13 §	Live Nation, Inc. Employee Stock Bonus Plan dated March 13, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 19, 2008).

10.14	Amended and Restated Credit Agreement, dated as of June 29, 2007, among Live Nation, Inc., Live Nation Worldwide, Inc. and the foreign borrowers party thereto, as Borrowers, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, Bank of America, N.A., as Syndication Agent, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Co-Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 3, 2007).

10.15	Amended and Restated Credit Agreement, dated as of July 17, 2008, among Live Nation, Inc., Live Nation Worldwide, Inc. and the foreign borrowers party thereto, as Borrowers, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, Bank of America, N.A., as Syndication Agent, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Co-Lead Arrangers and Joint BookrunnersFirst (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 23, 2008).

10.16	Amended and Restated Guarantee and Collateral Agreement, dated as of June 29, 2007, among Live Nation, Inc., Live Nation Worldwide, Inc., the other subsidiaries of Live Nation, Inc. identified therein and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 3, 2007).

10.17 §	Amended and Restated Employment Agreement effective as of January 1, 2007 by and between Live Nation Worldwide, Inc. and Michael Rapino (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 9, 2007).

10.18 §*	First Amendment (effective December 31, 2008) to Amended and Restated Employment Agreement effective January 1, 2007, by and between Live Nation Worldwide, Inc. and Michael Rapino.

10.19 §	Employment Agreement, dated November 28, 2005, by and between SFX Entertainment, Inc., d/b/a Clear Channel Entertainment and Alan Ridgeway (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form 10 (File No. 001-32601)).

10.20 §	First Amendment to Employment Agreement entered into August 8, 2006 by and between Live Nation Worldwide, Inc. and Alan Ridgeway (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed August 11, 2006).

Exhibit Number	Description
10.21 §	Second Amendment to Employment Agreement dated March 29, 2007 by and between Live Nation Worldwide, Inc. and Alan Ridgeway (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed May 10, 2007).

10.22 §	Employment Agreement effective September 1, 2007 by and between Live Nation Music (UK) Limited and Alan B. Ridgeway (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed September 24, 2007).

10.23 §	Employment Agreement, dated December 22, 2004, by and between Kathy Willard and SFX Entertainment, Inc., d/b/a/Clear Channel Entertainment, as amended December 1, 2005 effective January 1, 2005 (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed December 23, 2005).

10.24 §	Employment Agreement effective September 1, 2007 by and between Live Nation Worldwide, Inc. and Elizabeth K. (Kathy) Willard (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed September 24, 2007).

10.25 §*	First Amendment (effective December 31, 2008) to Employment Agreement dated September 1, 2007 by and between Live Nation Worldwide, Inc. and Elizabeth K. (Kathy) Willard.

10.26 §	Employment Agreement dated March 13, 2006 by and between SFX Entertainment, Inc., d/b/a Live Nation, and Michael G. Rowles (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 1, 2006).

10.27 §	First Amendment to Employment Agreement dated March 29, 2007 by and between Live Nation Worldwide, Inc. and Michael G. Rowles (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed May 10, 2007).

10.28 §*	Second Amendment (effective December 31, 2008) to Employment Agreement effective March 13, 2006, as first amended dated March 29, 2007, by and between Live Nation Worldwide, Inc. and Michael G. Rowles.

10.29 §	Employment Agreement dated December 17, 2007, by and between Live Nation Worldwide, Inc. and Brian Capo (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed August 7, 2008).

10.30 §*	First Amendment (effective December 31, 2008) to Employment Agreement dated December 17, 2007, by and between Live Nation Worldwide, Inc. and Brian Capo.

10.31 §	Employment Agreement dated March 18, 2008 by and between Live Nation Worldwide, Inc. and Jason Garner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 24, 2008).

10.32 §*	First Amendment (effective December 31, 2008) to Employment Agreement dated March 18, 2008 by and between Live Nation Worldwide, Inc. and Jason Garner.

10.33	Membership Interest Purchase Agreement dated January 26, 2006 by and among SFX Sports Group, Inc. and Arn Tellem (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 17, 2006).

10.34	Stock Purchase Agreement, dated May 26, 2006, by and among Live Nation, Inc., SFX Entertainment, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc., Michael Cohl and the other parties set forth therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 2, 2006).

Exhibit Number	Description
10.35	Securityholders Agreement, dated May 26, 2006, by and among Live Nation, Inc., SFX Entertainment, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc., Michael Cohl and the other parties set forth therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed June 2, 2006).

10.36 §	Services Agreement, dated May 26, 2006, by and among CPI International Touring Inc., CPI Touring (USA), Inc., Grand Entertainment (Row), LLC, CPI Entertainment Content (2005), Inc., CPI Entertainment Content (2006), Inc., KSC Consulting (Barbados) Inc. and Michael Cohl (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed June 2, 2006).

10.37	Credit Agreement, dated May 26, 2006, by and among Live Nation, Inc., SFX Entertainment, Inc., CPI International Touring Inc., CPI Touring (USA), Inc., Grand Entertainment (Row), LLC, CPI Entertainment Content (2005), Inc., and CPI Entertainment Content (2006), Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed June 2, 2006).

10.38	Stock Purchase Agreement, dated September 12, 2007, by and among Live Nation, Inc., Live Nation Worldwide, Inc., SAMCO Investments Ltd., Michael Cohl, Concert Productions International Inc., the other sellers identified on Exhibit A to the Stock Purchase Agreement, CPI Entertainment Content (2005), Inc., CPI Entertainment Content (2006), Inc., Grand Entertainment (ROW), LLC, CPI International Touring Inc. and CPI Touring (USA), Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 13, 2007).

10.39	Services Agreement, dated September 12, 2007, by and among Live Nation Worldwide, Inc., KSC Consulting (Barbados) Inc., CPI Entertainment Content (2005), Inc., CPI Entertainment Content (2006), Inc., Grand Entertainment (ROW), LLC, CPI International Touring Inc. and CPI Touring (USA), Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 13, 2007).

10.40	First Amendment to Services Agreement, dated June 20, 2008, by and among Live Nation Worldwide, Inc., KSC Consulting (Barbados) Inc., CPI International Touring Inc. and Michael Cohl (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 20, 2008).

10.41	Trust Agreement dated September 12, 2007, by and among Live Nation, Inc., Samco Investments Ltd., Michael Cohl and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 13, 2007).

10.42	Purchase Agreement, dated November 8, 2007, by and among Live Nation Worldwide, Inc., Laurence Chicago, LLC and Laurence Chicago Ventures, LLC. (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed February 29, 2008).

10.43	Stock Purchase Agreement, dated January 23, 2008, between Live Nation Worldwide, Inc. and Key Brand Entertainment Inc. (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed February 29, 2008).

10.44	Stock Purchase Agreement, dated September 9, 2008, by and among Feld Entertainment, Inc., Feld Acquisition Corp., Live Nation Worldwide, Inc., and Live Nation Motor Sports, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed November 7, 2008).

12.1*	Computation of Ratio of Earnings to Fixed Charges.

14.1*	Code of Business Conduct and Ethics.

21.1*	Subsidiaries of the Company.

Exhibit Number	Description
23.1*	Consent of Ernst & Young LLP.

24.1*	Power of Attorney (see page 145).

31.1**	Certification of Chief Executive Officer.

31.2**	Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

*	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 5, 2009.
**	Filed herewith.
§	Management contract or compensatory plan or arrangement.

The Company has not filed long-term debt instruments of its subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.