Form 10-Q
period 2009-03-31
Live Nation, Inc.
filed 2009-05-07
CIK 1335258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009,

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

On May 1, 2009, there were 83,612,739 outstanding shares of the registrant’s common stock, $0.01 par value per share, excluding 2,246,706 shares held in treasury.

LIVE NATION, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2009	December 31, 2008
		(as adjusted)
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$357,104	$199,660
Accounts receivable, less allowance of $7,585 as of March 31, 2009 and $10,376 as of December 31, 2008	214,449	217,286
Prepaid expenses	381,853	194,355
Other current assets	34,779	28,517

Total current assets	988,185	639,818

Property, plant and equipment
Land, buildings and improvements	976,177	990,433
Furniture and other equipment	284,260	260,524
Construction in progress	24,696	41,282

	1,285,133	1,292,239

Less accumulated depreciation	421,223	404,504

	863,910	887,735

Intangible assets
Intangible assets — net	502,096	514,469
Goodwill	191,856	205,296
Other long-term assets
Notes receivable, less allowance of $562 as of March 31, 2009 and December 31, 2008	816	672
Investments in nonconsolidated affiliates	17,378	18,519
Other long-term assets	221,525	210,214

Total assets	$2,785,766	$2,476,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$53,549	$53,563
Accrued expenses	360,859	378,992
Deferred revenue	696,240	225,664
Current portion of long-term debt	48,150	48,637
Other current liabilities	55,953	64,381

Total current liabilities	1,214,751	771,237

Long-term debt, net of discount	752,111	775,483
Other long-term liabilities	135,689	146,360
Series A and Series B redeemable preferred stock	40,000	40,000
Commitments and contingent liabilities (Note 7)

Stockholders’ equity
Common stock	858	785
Additional paid-in capital	1,085,005	1,063,564
Retained deficit	(476,313)	(373,606)
Cost of shares held in treasury	(9,514)	(7,861)
Accumulated other comprehensive loss	(18,486)	(961)

Total Live Nation, Inc. stockholders’ equity	581,550	681,921
Minority interests	61,665	61,722

Total stockholders’ equity	643,215	743,643

Total liabilities and stockholders’ equity	$2,785,766	$2,476,723

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2009	2008
		(as adjusted)
	(in thousands except share and per share data)
Revenue	$499,258	$532,689
Operating expenses:
Direct operating expenses	376,165	402,311
Selling, general and administrative expenses	147,334	154,397
Depreciation and amortization	43,413	34,229
Loss (gain) on sale of operating assets	(268)	449
Corporate expenses	17,045	11,641

Operating loss	(84,431)	(70,338)

Interest expense	17,313	17,766
Interest income	(1,082)	(2,162)
Equity in earnings of nonconsolidated affiliates	(575)	(288)
Other expense (income) — net	1,695	(863)

Loss from continuing operations before income taxes	(101,782)	(84,791)
Income tax expense (benefit):
Current	2,521	(16,983)
Deferred	(1,146)	3,021

Loss from continuing operations	(103,157)	(70,829)
Income from discontinued operations, net of tax	-	31,366

Net loss	(103,157)	(39,463)
Net loss attributable to minority interests	(450)	(2,222)

Net loss attributable to Live Nation, Inc.	$(102,707)	$(37,241)

Basic and diluted net income (loss) per common share attributable to common stockholders:
Loss from continuing operations attributable to Live Nation, Inc.	$(1.29)	$(0.92)
Income from discontinued operations	-	0.42

Net loss attributable to Live Nation, Inc.	$(1.29)	$(0.50)

Weighted average common shares outstanding:
Basic and diluted	79,601,562	74,984,934

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
	2009	2008
		(as adjusted)
	(in thousands)
Net loss	$(103,157)	$(39,463)
Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) on cash flow derivatives	804	(1,636)
Change in funded status of defined benefit pension plan	(16)	-
Foreign currency translation adjustments	(20,641)	13,614

Comprehensive loss	(123,010)	(27,485)
Comprehensive loss attributable to minority interests	(2,778)	(680)

Comprehensive loss attributable to Live Nation, Inc.	$(120,232)	$(26,805)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2009	2008
		(as adjusted)
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(103,157)	$(39,463)
Reconciling items:
Depreciation	29,100	17,508
Amortization of intangibles	14,313	17,036
Deferred income tax expense (benefit)	(1,146)	3,021
Amortization of debt issuance costs	855	766
Amortization of debt discount	2,123	1,926
Non-cash compensation expense	3,076	3,435
Gain on sale of operating assets	(268)	(20,340)
Equity in losses (earnings) of nonconsolidated affiliates	(575)	289
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(16,126)	(12,913)
Increase in prepaid expenses	(188,693)	(103,087)
Increase in other assets	(20,172)	(30,703)
Decrease in accounts payable, accrued expenses and other liabilities	(3,668)	(18,476)
Increase in deferred revenue	474,160	335,508
Decrease in other — net	-	(43)

Net cash provided by operating activities	189,822	154,464

CASH FLOWS FROM INVESTING ACTIVITIES
Collections of notes receivable	117	19
Advances to notes receivable	(111)	(552)
Distributions from nonconsolidated affiliates	1,245	2,445
Investments made in nonconsolidated affiliates	(15)	(250)
Purchases of property, plant and equipment	(12,635)	(23,120)
Proceeds from disposal of operating assets, net of cash divested	12,926	22,895
Cash paid for acquisitions, net of cash acquired	(2,660)	(6,754)
Purchases of intangible assets	(860)	(1,248)
Decrease in other — net	117	31

Net cash used in investing activities	(1,876)	(6,534)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	153,367	18,329
Payments on long-term debt	(176,037)	(77,014)
Distributions to minority interest partners	(42)	(195)
Issuance of treasury stock	1,553	-
Payments for purchases of common stock	(5,803)	-

Net cash used in financing activities	(26,962)	(58,880)
Effect of exchange rate changes on cash and cash equivalents	(3,540)	5,824

Net increase in cash and cash equivalents	157,444	94,874
Cash and cash equivalents at beginning of period	199,660	338,991

Cash and cash equivalents at end of period	$357,104	$433,865

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

The Company’s reportable segments are North American Music, International Music and Ticketing. Prior to 2009, the Company reported an Artist Nation segment, which is now reported in the North American Music and International Music segments. This change has been made to be consistent with the way the Company is now managing its business. The Company’s business formally reported as Artist Nation includes the promotion and/or production of global tours and also provides other services to artists. These artist relationships tend to be long-term and typically involve multiple revenue streams for an artist. The Company enters into these relationships in order to fill the distribution platform of the businesses with recurring events, both domestically and internationally. This is not a separate part of these businesses but is just one more facet of the North American Music and International Music segments. Therefore, the Company is now allocating these activities based on where the profits for service to these artists are being generated.

The North American Music segment principally involves the promotion of live music events in the Company’s owned and/or operated venues and in rented third-party venues, the operation and management of music venues primarily in the United States and Canada, as well as providing various services to artists including merchandise, artist fan sites and VIP tickets, broadcasting/digital media rights, sponsorship and marketing services. The International Music segment principally involves the promotion of live music events in the Company’s owned and/or operated venues and in rented third-party venues, the production of music festivals and the operation and management of music venues outside of North America. The Ticketing segment principally involves the management of the Company’s ticketing operations and online and wireless distribution activities, including the enhancement of the Company’s primary website, www.livenation.com. In addition, the Company has United Kingdom theatrical venue operations and other businesses, which are included under other operations.

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

Preparation of Interim Financial Statements

The consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K.

The consolidated financial statements include all accounts of the Company, its majority owned subsidiaries and variable interest entities for which the Company is the primary beneficiary. Significant intercompany accounts among the consolidated businesses have been eliminated in consolidation. Net income (loss) attributable to minority interests is reflected for consolidated affiliates in which the Company owns more than 50%, but not all, of the voting common stock and also variable interest entities for which the Company is the primary beneficiary. Investments in nonconsolidated affiliates in which the Company owns 20% to 50% of the voting common stock or otherwise exercises significant influence over operating and financial policies of the nonconsolidated affiliate are accounted for using the equity method of accounting. Investments in nonconsolidated affiliates in which the Company owns less than 20% of the voting common stock are accounted for using the cost method of accounting.

Reclassifications

Certain reclassifications have been made to the 2008 consolidated financial statements to conform to the 2009 presentation to show the impact of recently adopted accounting pronouncements discussed below and the allocation of the Artist Nation businesses (refer to Note 11).

Recent Accounting Pronouncements

Recently Adopted Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement 157”). Statement 157 provides guidance for using fair value to measure assets and liabilities and also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Statement 157 does not expand the use of fair value in any new circumstances. The Company adopted Statement 157 on January 1, 2008 for all financial assets and liabilities recognized or disclosed at fair value in its consolidated financial statements on a recurring basis (at least annually). Refer to Note 6. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted Statement 157 on January 1, 2009 for nonfinancial assets and liabilities. The Company’s adoption of Statement 157 did not have a material impact on its nonfinancial assets and liabilities or on its financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“Statement 141(R)”). Statement 141(R) establishes revised principles and requirements for the recognition and measurement of assets and liabilities in a business combination. Statement 141(R) requires (i) recognition of 100% of the fair values of acquired assets, including goodwill, and assumed liabilities upon obtaining control, (ii) contingent consideration to be recorded at fair value at the acquisition date, (iii) transaction costs to be expensed as incurred, (iv) pre-acquisition contingencies to be accounted for at the acquisition date at fair value and (v) costs of a plan to exit an activity or terminate or relocate employees to be accounted for as post-combination costs. The Company adopted Statement 141(R) on January 1, 2009 and will apply the requirements of Statement 141(R) prospectively. For the three months ended March 31, 2009, the Company has recorded $3.7 million and $0.1 million of transaction costs for acquisitions in corporate expenses and selling, general and administrative expenses, respectively.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“Statement 160”). Statement 160 clarifies the classification of noncontrolling interests, also known as minority interests, in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. The Company adopted Statement 160 on January 1, 2009. Refer to Note 10. The provisions of Statement 160 have been applied prospectively with the exception of reclassifying noncontrolling interests to equity in the Company’s consolidated balance sheets and recasting consolidated net income (loss) to include net income (loss) prior to 2009 attributable to both the controlling and noncontrolling interests, which are required to be adopted retrospectively.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“Statement 161”). Statement 161 requires expanded disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FASB Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“Statement 133”) and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company adopted Statement 161 on January 1, 2009 and has included the expanded disclosures in Note 5 to its consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 changed the accounting for certain convertible debt instruments, including the Company’s 2.875% convertible senior notes. Under the new rules for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity separately accounts for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the new rules for the Company’s notes is that the equity component is included in the additional paid-in capital section of stockholders’ equity on the Company’s balance sheet and the value of the equity component is treated as an original issue discount for purposes of accounting for the debt component of the notes. Higher interest expense results from recognizing the accretion of the discounted carrying value of the notes to their face amount as interest expense over the expected term of the notes using an effective interest rate method of amortization. The Company adopted FSP APB 14-1 on January 1, 2009 and applied it retrospectively to all periods presented. Refer to Note 4.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 was issued to clarify that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities and to provide guidance on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method. FSP EITF 03-6-1 is effective for fiscal years and interim periods beginning after December 15, 2008. The Company adopted FSP EITF 03-6-1 on January 1, 2009 and applied it retrospectively to all periods presented. The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s earnings per share. Refer to Note 10.

Recently Issued Pronouncements

In April 2009, the FASB issued FASB Staff Position FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 amends Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (“Statement 107”) to require disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. FSP 107-1 is effective for the quarter ending June 30, 2009. The Company will adopt FSP 107-1 in the second quarter of 2009 and include the required disclosures in its consolidated financial statements in interim reporting periods.

NOTE 2 — LONG-LIVED ASSETS

Property, Plant and Equipment

The Company tests for possible impairment of property, plant and equipment whenever events or circumstances change, such as a significant reduction in operating cash flow or a dramatic change in the manner in which the asset is intended to be used, and indicate that the carrying amount of the asset may not be recoverable.

During the first quarter of 2009, the Company reviewed the carrying value of certain property, plant and equipment that management determined would, more likely than not, be disposed of before the end of their previously estimated useful lives. It was determined that those assets were impaired since the estimated undiscounted cash flows associated with those assets were less than their carrying value. These cash flows were calculated using the estimated sales values for the assets being sold, which were used to approximate fair value. The estimated sales value used for this non-recurring fair value measurement is considered a Level 2 input as defined by Statement 157 and discussed in more detail in Note 6. For the three months ended March 31, 2009, the Company recorded an impairment charge of $7.7 million related to two theaters and a club in the Company’s North American Music segment. The impairment charge was recorded as a component of depreciation and amortization expense.

Definite-lived Intangibles

The Company has definite-lived intangible assets which are amortized over the shorter of either the respective lives of the agreements or the period of time the assets are expected to contribute to the Company’s future cash flows. The following table presents the gross carrying amount and accumulated amortization of definite-lived intangible assets as of March 31, 2009 and December 31, 2008:

	March 31, 2009			December 31, 2008

	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

	(in thousands)
Revenue-generating contracts	$279,099	$(25,147)	$253,952	$279,565	$(21,253)	$258,312
Non-compete agreements	130,296	(33,734)	96,562	130,157	(30,351)	99,806
Venue management and leaseholds	103,139	(17,716)	85,423	102,544	(16,020)	86,524
Trademarks and naming rights	21,154	(6,051)	15,103	22,731	(6,616)	16,115
Artist relationships	19,275	(2,109)	17,166	19,276	(1,075)	18,201
Other	7,193	(1,101)	6,092	6,546	(770)	5,776

Total	$560,156	$(85,858)	$474,298	$560,819	$(76,085)	$484,734

During the three months ended March 31, 2009, the Company recorded additional definite-lived intangible assets totaling $3.5 million primarily due to revenue-generating contracts and venue management and leasehold interests related to the Company’s acquisitions of a 77.5% interest in Tecjet Limited (“Tecjet”), a company that holds the lease for a venue in Glasgow, Scotland, and a 51% interest in Brand New Live B.V. (“Brand New Live”), a concert promotion company in The Netherlands. Tecjet was acquired by Academy Music Holdings Limited Group (“AMG”) which is owned through the Company’s joint venture with Gaiety Investments. These additional definite-lived intangible assets have a weighted average life of approximately 13 years.

In addition, during the three months ended March 31, 2009, the Company wrote off fully-amortized definite-lived intangible assets totaling $1.8 million primarily related to a trademark the Company no longer intends to use and certain venue leasehold values.

Total amortization expense from definite-lived intangible assets for the three months ended March 31, 2009 and 2008 was $14.3 million and $17.0 million, respectively.

Indefinite-lived Intangibles

The Company has indefinite-lived intangible assets which consist primarily of the intangible value related to trade names which are reviewed for impairment at least annually. These indefinite-lived intangible assets had a carrying value of $27.8 million and $29.7 million as of March 31, 2009 and December 31, 2008, respectively.

Goodwill

The Company tests goodwill for impairment at least annually using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of any potential impairment, compares the implied fair value of the reporting unit with the carrying amount of goodwill. For each reportable operating segment, the reporting units were determined to be either the operating segment or the components thereof in accordance with FASB Statement of Financial Accounting Standards No. 142 (“Statement 142”), Goodwill and Other Intangible Assets.

Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. While a decline in stock price and market capitalization is not specifically cited in Statement 142 as a goodwill impairment indicator, a company’s stock price and market capitalization should be considered in determining whether it is more likely than not that the fair value of a reporting unit is less than its book value. The financial and credit market volatility directly impacts the Company’s fair value measurement through its stock price that is used to determine its market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend. As of March 31, 2009, the Company does not believe there have been any events or circumstances that would require performance of an interim goodwill impairment review, however, a sustained decline in the Company’s market capitalization below book value could lead to the determination, in a future period, that an interim goodwill impairment review is required and may result in an impairment charge which would have a negative impact on the Company’s results from operations.

The following table presents the changes in the carrying amount of goodwill in each of the Company’s segments for the three months ended March 31, 2009:

	North American Music	International Music	Ticketing	Other	Total

	(in thousands)
Balance as of December 31, 2008	$-	$202,361	$-	$2,935	$205,296
Acquisitions - current year	-	2,829	-	-	2,829
Acquisitions - prior year	-	(5,468)	-	-	(5,468)
Foreign currency	-	(10,747)	-	(54)	(10,801)

Balance as of March 31, 2009	$-	$188,975	$-	$2,881	$191,856

Included in the current year acquisitions amount above is $1.2 million of goodwill related to the Company’s acquisition in February 2009 of Brand New Live. Also included in current year acquisitions is $1.6 million of goodwill related to the acquisition in March 2009 of Tecjet.

Included in the prior year acquisitions amount is a $5.9 million reclassification from accrued expenses related to a deferred tax liability recorded in connection with the Company’s acquisition of AMG.

The Company is in the process of finalizing its purchase accounting for recent acquisitions which could result in a change to the relevant purchase price allocations.

NOTE 3 — DISCONTINUED OPERATIONS

In January 2008, the Company completed the sale of substantially all of its North American theatrical business, which included the assets of the North American theatrical presenting business and certain theatrical venues, to Key Brand Entertainment Inc. and its lenders for a gross sales price of $90.4 million pursuant to a stock purchase agreement. After fees, expenses, an adjustment to replace the show cash of the North American theatrical business that was previously removed from the operations and utilized by the Company and other adjustments, the Company received in 2008 approximately $18.5 million of proceeds, net of cash sold and transaction costs, and received an additional $12.6 million in 2009. The sale of the North American theatrical business resulted in a total pre-tax gain of $17.8 million.

In September 2008, the Company sold its motor sports business to Feld Acquisition Corp., a wholly-owned subsidiary of Feld Entertainment, Inc., pursuant to a stock purchase agreement for a gross sales price of $175.0 million in cash, subject to certain net working capital and other post-closing adjustments, in addition to a performance-based contingent payment of up to $30.0 million over a five-year period commencing with calendar year 2009. After fees, expenses and other adjustments, the Company received approximately $166.5 million of net proceeds, excluding the contingent payment. The sale of the motor sports business resulted in a pre-tax gain of $145.0 million.

In October 2008, as part of a binding agreement with Events Acquisition Corporation, the Company sold its non-core events business along with rights to certain DVD projects. Events Acquisition Corporation is owned by Michael Cohl who is a former director and executive officer of the Company. The events business included rights or investments in certain non-music and exhibition-style events. Under the agreement, the Company received approximately $15.4 million for the events business, DVD projects and other rights, in addition to performance-based contingent payments and undistributed profits related to future periods. The Company recorded a $0.8 million pre-tax gain in discontinued operations and a $0.7 million loss in continuing operations in the fourth quarter of 2008. In the third quarter of 2008, the Company recorded a $29.2 million impairment related to the events business, including a $13.0 million impairment of goodwill, and also a $1.5 million impairment related to the DVD projects. In connection with the sale, a number of employees, primarily from the Company’s Miami offices, left the Company to join Mr. Cohl’s new organization.

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

Summary operating results of discontinued operations, all attributable to the Company, are as follows:

Three Months Ended March 31, 2008

(in thousands)
Revenue	$119,362
Operating expenses	87,706
Gain on sale of operating assets	(1,824)
Other expense — net	468

Income before income taxes	33,012
Income tax expense	13,120

Income from discontinued operations before gain on disposal	19,892
Gain on disposal, net of tax of $7,491	11,474

Income from discontinued operations	$31,366

There were no operating results from discontinued operations for the three months ended March 31, 2009.

NOTE 4 — 2.875% CONVERTIBLE SENIOR NOTES

In July 2007, the Company issued $220 million of convertible senior notes due 2027 in a private placement in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes pay interest semiannually at a rate of 2.875% per annum. Beginning with the period commencing on July 20, 2014 and ending on January 14, 2015, and for each of the interest periods commencing thereafter, the Company will pay contingent interest on the notes if the average trading price of the notes during the five consecutive trading days ending on the second trading day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the notes. The contingent interest payable per note will equal 0.25% per year of the average trading price of such note during the applicable five trading-day reference period, payable in arrears. The notes will be convertible, under certain circumstances, at an initial conversion rate of 36.8395 shares per $1,000 principal amount of notes, which represents a 27.5% conversion premium based on the last reported sale price of $21.29 per share on July 10, 2007. Upon conversion, the notes may be settled in shares of Live Nation common stock or, at the Company’s election, cash or a combination of cash and shares of Live Nation common stock. Assuming the Company fully settled the notes in shares, the maximum number of shares that could be issued to satisfy the conversion is 8.1 million. The net proceeds from the offering, after deducting offering expenses payable by the Company, were approximately $212.4 million.

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

On January 1, 2009, the Company adopted FSP APB 14-1 which changed the accounting for certain convertible debt instruments, including the Company’s 2.875% convertible senior notes. FSP APB 14-1 requires an issuer of certain convertible debt instruments that may be settled entirely or partially in cash upon conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible borrowing rate when interest is recognized in subsequent periods. The provisions of FSP APB 14-1 require retrospective application to all periods presented in the Company’s consolidated financial statements as a change in accounting principle. The cumulative effect of the change in accounting principle on periods prior to those presented are to be recognized as of the beginning of the first period presented with an offsetting adjustment made to the opening balance of retained earnings.

Upon adoption, the Company reclassified $73.0 million of the carrying value of the convertible notes from long-term debt to additional paid-in capital on the Company’s consolidated balance sheet as of the July 2007 issuance date. This amount represents the equity component of the proceeds from the notes, calculated assuming a 9.4% non-convertible borrowing rate. This equity component is treated as an original issue discount for purposes of accounting for the debt component of the notes and will be amortized to interest expense, using the effective interest method, over a seven-year term, which is when the related put and call are exercisable. Additionally, as of the July 2007 issuance date, the Company recorded a deferred tax liability of $27.9 million and a corresponding $27.9 million reduction in deferred tax valuation allowances, as well as a decrease of $2.4 million to other long-term assets for an adjustment of capitalized transaction costs related to the amount allocated to the equity component of the notes with the offset recorded to additional paid-in capital for these items. Additional non-cash interest expense of $7.6 million and $3.3 million for the years ended December 31, 2008 and 2007, respectively, has been recorded for the impact of the accounting change. Comparative financial statements for prior periods have been adjusted to apply the change in accounting principle retrospectively.

The following tables present the financial statement line items that were affected by the change in accounting principle:

	March 31, 2009			December 31, 2008

	As Adjusted for FSP APB 14-1	As Computed Prior to FSP APB 14-1	Effect of Change	As Adjusted for FSP APB 14-1	As Originally Reported	Effect of Change

	(in thousands)
Consolidated Balance Sheets:
Other long-term assets	$221,525	$223,371	$(1,846)	$210,214	$212,148	$(1,934)
Long-term debt	$752,111	$811,581	$(59,470)	$775,483	$837,076	$(61,593)
Additional paid-in capital	$1,085,005	$1,014,446	$70,559	$1,063,564	$993,005	$70,559
Retained deficit (1)	$(476,313)	$(463,378)	$(12,935)	$(373,606)	$(362,706)	$(10,900)

(1)	An adjustment of $3.3 million to increase the retained deficit balance as of January 1, 2008 has been made to reflect the cumulative effect of the change in accounting principle.

	Three Months Ended March 31,

	2009			2008

	As Adjusted for FSP APB 14-1	As Computed Prior to FSP APB 14-1	Effect of Change	As Adjusted for FSP APB 14-1	As Originally Reported	Effect of Change

	(in thousands, except per share data)
Consolidated Statements of Operations:
Interest expense	$17,313	$15,277	$2,036	$17,766	$15,927	$1,839
Loss from continuing operations	$(103,157)	$(101,121)	$(2,036)	$(70,829)	$(68,990)	$(1,839)
Net loss attributable to Live Nation, Inc.	$(102,707)	$(100,671)	$(2,036)	$(37,241)	$(35,402)	$(1,839)
Basic and diluted loss per common share attributable to common stockholders:
Loss from continuing operations attributable to Live Nation, Inc.	$(1.29)	$(1.26)	$(0.03)	$(0.92)	$(0.89)	$(0.03)
Net loss attributable to Live Nation, Inc.	$(1.29)	$(1.26)	$(0.03)	$(0.50)	$(0.47)	$(0.03)

Consolidated Statements of Cash Flows:
Net loss	$(103,157)	$(101,121)	$(2,036)	$(39,463)	$(37,624)	$(1,839)
Amortization of debt issuance costs	$855	$942	$(87)	$766	$853	$(87)
Amortization of debt discount	$2,123	$-	$2,123	$1,926	$-	$1,926

As of March 31, 2009 and December 31, 2008, the carrying amount of the equity component of the notes was $73.0 million. As of March 31, 2009 and December 31, 2008, the principal amount of the liability component (face value of the notes), the unamortized discount and the net carrying amount of the notes was $220.0 million, $220.0 million, $59.5 million, $61.6 million, $160.5 million and $158.4 million, respectively. The remaining period over which the discount will be amortized is approximately 5 years. At March 31, 2009, the value of the notes if converted and fully settled in shares does not exceed the principal amount of the notes. For the three months ended March 31, 2009 and 2008, the effective interest rate on the liability component of the notes was 9.7%. The following table summarizes the amount of pre-tax interest cost recognized on the notes:

	Three Months Ended

	March 31,

	2009	2008

	(in thousands)
Interest cost recognized relating to:
Contractual interest coupon	$1,581	$1,581
Amortization of the discount on the liability	2,123	1,926
Amortization of debt issuance costs	176	176

Total interest cost recognized on the notes	$3,880	$3,683

See Note 5 for discussion of the accounting for derivative instruments embedded within the 2.875% convertible senior notes.

NOTE 5 — DERIVATIVE INSTRUMENTS

Statement 133 requires the Company to recognize all of its derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. Refer to Note 6 for fair value measurement of derivative instruments. In the first quarter of 2009, the Company adopted the provisions of Statement 161, which required expanded disclosures for derivative instruments. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. The Company formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting. The Company accounts for its derivative instruments that are not designated as hedges at fair value with changes in fair value recorded in earnings. The Company does not enter into derivative instruments for speculation or trading purposes.

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) (“OCI”) and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (for example, in interest expense when the hedged transactions are interest cash flows associated with floating-rate debt). The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in other expense (income)—net in current earnings in the consolidated statements of operations during the period of change.

At March 31, 2009, the Company has interest rate swap agreements which are designated as cash flow hedges for accounting purposes, to effectively convert a portion of its floating-rate debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s variable rate debt, thus reducing the impact of interest rate changes on future interest cash flows. These contracts involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amount. The Company reclassifies the unrealized gain (loss) from accumulated other comprehensive income (loss) into earnings when interest expense is recognized on its variable rate debt. Approximately 75% of the Company’s outstanding term loans under the senior secured credit facility had their interest payments designated as the hedged forecasted transactions under the interest rate swap agreements at March 31, 2009. Information regarding these interest rate swaps as of March 31, 2009 is as follows:

Notional Amount	Receive	Pay	Maturity Date	Amount Expected to be Reclassified into Earnings within the Next Twelve Months

(in thousands)
$150,000	Floating	Fixed 3.35%	September 30, 2010	$3,127
162,500	Floating	Fixed 3.29%	March 31, 2011	3,291

$312,500				$6,418

Additionally, the Company has two interest rate swap agreements that have not been designated as hedging instruments. The Company has an interest rate swap agreement to convert a portion of AMG’s long-term debt from floating-rate debt to a fixed-rate basis with a notional amount of $16.9 million. Also, in connection with the financing of the redevelopment of the O 2 Dublin, the Company has an interest rate swap agreement to convert a portion of the long-term debt from floating-rate debt to a fixed-rate basis with a notional amount of $19.7 million.

The Company’s 2.875% convertible senior notes issued in July 2007 include certain provisions which are bifurcated from the notes and accounted for as derivative instruments. At the date of issuance and as of March 31, 2009, the fair value of these provisions is considered de minimis.

The Company uses forward currency contracts to reduce its exposure to foreign currency risk. The principal objective of such contracts is to minimize the risks and/or costs associated with artist fee commitments. At March 31, 2009, the Company has forward currency contracts outstanding with a notional amount of $90.0 million. These forward currency contracts have not been designated as hedging instruments.

The fair value of derivative instruments in the consolidated balance sheet as of March 31, 2009 was as follows:

	Asset Derivatives		Liability Derivatives

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

	(in thousands)
Derivatives designated as hedging instruments under Statement 133:
Interest rate swaps	Other long-term assets	$-	Other long-term liabilities	$10,074

Total derivatives designated as hedging instruments under Statement 133		-		10,074

Derivatives not designated as hedging instruments under Statement 133:
Interest rate swaps	Other long-term assets	-	Other long-term liabilities	1,622
Forward currency contracts	Other current assets	984	Other current liabilities	-
Contingent interest provision on 2.875% convertible senior notes (1)		-		-

Total derivatives not designated as hedging instruments under Statement 133		984		1,622

Total derivatives		$984		$11,696

(1)	At the date of the issuance and as of March 31, 2009, this fair value was considered de minimis.

The effect of derivative instruments on the consolidated statements of operations for the three months ended March 31, 2009 was as follows:

Derivatives Designated as Cash Flow Hedging Instruments under Statement 133	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)

(in thousands)

Interest rate swaps	$(1,017)	Interest expense	$(1,821)	Other expense (income) - net	$-

Derivatives Not Designated as Hedging Instruments under Statement 133	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives

(In thousands)

Interest rate swaps	Interest expense	$(515)

Forward currency contracts	Direct operating expenses	$1,715

Contractual guarantee (1)	Depreciation and amortization expense	$(2,398)

Contingent interest provision on 2.875% convertible senior notes (2)	Other expense (income) — net	$-

(1)	The contractual guarantee was settled in the first quarter of 2009.
(2)	As of and for the quarter ended March 31, 2009, this provision was considered de minimis and no gain (loss) was recognized.

NOTE 6 — FAIR VALUE MEASUREMENTS

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

Level 2 – Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (i.e., market corroborated inputs).

Level 3 – Unobservable inputs that reflect assumptions about what market participants would use in pricing the asset or liability. These inputs would be based on the best information available, including the Company’s own data.

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis, as of March 31, 2009 and December 31, 2008, which are classified as other current assets, other long-term assets, other current liabilities and other long-term liabilities:

	Fair Value Measurements at March 31, 2009				Fair Value Measurements at December 31, 2008

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(in thousands)				(in thousands)
Assets:
Forward currency contracts	$-	$984	$-	$984	$-	$-	$-	$-
Investments in Rabbi Trusts	2,174	-	-	2,174	2,133	-	-	2,133

Total	$2,174	$984	$-	$3,158	$2,133	$-	$-	$2,133

Liabilities:
Forward currency contracts	$-	$-	$-	$-	$-	$733	$-	$733
Interest rate swaps	-	11,695	-	11,695	-	12,045	-	12,045
Embedded derivatives	-	-	-	-	-	18,261	-	18,261
Other liabilities	2,174	-	-	2,174	2,133	-	-	2,133

Total	$2,174	$11,695	$-	$13,869	$2,133	$31,039	$-	$33,172

Investments held in Rabbi Trusts include exchange-traded equity securities and mutual funds. Fair values for these investments are based on quoted prices in active markets and are therefore classified within Level 1 of the fair value hierarchy. Forward currency contracts are based on observable market transactions of spot and forward rates. Interest rate swaps include plain vanilla swaps. Fair values for these financial instruments are based upon inputs corroborated by observable market data with similar tenors. Embedded derivatives include a bifurcated derivative from a contractual arrangement which was settled in the first quarter of 2009. The fair value of this instrument is based upon inputs that are observable in the market. Other liabilities represent deferred compensation obligations to employees under certain plans. The liabilities related to these plans are adjusted based on changes in the fair value of the underlying employee-directed investments. Since the employee-directed investments are exchange-traded equity securities and mutual funds with quoted prices in active markets, the liabilities are classified within Level 1 of the fair value hierarchy.

NOTE 7 — COMMITMENTS AND CONTINGENT LIABILITIES

The Company has leases that contain contingent payment requirements for which payments vary depending on revenue, tickets sold or other variables.

In February 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ticketmaster Entertainment, Inc. (“Ticketmaster”). The Merger Agreement may be terminated by mutual agreement of Live Nation and Ticketmaster or by either Live Nation or Ticketmaster under certain circumstances and Live Nation or Ticketmaster may, under certain specified circumstances, be required to pay the other party a termination fee of $15.0 million in addition to the reimbursement of reasonable and documented out-of-pocket expenses incurred by the other party in connection with the transaction.

During 2006, in connection with the Company’s acquisition of Historic Theatre Group, the Company guaranteed obligations related to a lease agreement. In the event of default, the Company could be liable for obligations which have future lease payments (undiscounted) totaling approximately $29.4 million through the end of 2035. The scheduled future minimum rentals for this lease for the years 2009 through 2013 are $1.6 million each year. The venues under the lease agreement were included in the sale of the North American theatrical business. The Company entered into an Assumption Agreement with the buyer in connection with the sale, under which the buyer is assuming the Company’s obligations under the guaranty, however the Company remains contingently liable to the lessor. The Company believes that the likelihood of a material liability being triggered under this lease is remote, and no liability has been accrued for these contingent lease obligations as of March 31, 2009.

As of March 31, 2009 and December 31, 2008, the Company guaranteed the debt of third parties of approximately $2.9 million and $2.2 million, respectively, related to maximum credit limits on employee and tour-related credit cards and bank lines of credit of a nonconsolidated affiliate and a third-party promoter.

Certain agreements relating to acquisitions that occurred prior to the adoption of Statement 141(R) provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired companies. The Company will accrue additional amounts related to such contingent payments if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent payments, if performance targets are met, would not significantly impact the financial position or results of operations of the Company.

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

NOTE 8 — RELATED-PARTY TRANSACTIONS

Transactions with Clear Channel

From time to time, the Company purchases advertising from Clear Channel and its subsidiaries in the ordinary course of business. For the three months ended March 31, 2009 and 2008, the Company recorded $1.5 million and $1.7 million, respectively, as components of direct operating expenses and selling, general and administrative expenses for these advertisements.

Other Related Parties

During the three months ended March 31, 2009 and 2008, the Company paid $6.6 million and $10.2 million in connection with two acquisitions of companies owned by various members of management of the Company’s subsidiaries. The companies acquired held the leases of two venues.

During the three months ended March 31, 2009, the Company received $10.0 million as a deposit for the future sale of interests in three venues to an entity partially owned by an employee of one of the Company’s subsidiaries.

The Company conducts certain transactions in the ordinary course of business with companies that are owned, in part or in total, by various members of management of the Company’s subsidiaries or companies over which the Company has significant influence. These transactions primarily relate to venue rentals, including a rental advance in 2008, concession services, equipment rental, ticketing, marketing and other services and reimbursement of certain costs. Expenses of $3.7 million and $7.5 million were incurred for the three months ended March 31, 2009 and 2008, respectively, and revenue of $0.9 million and $0.7 million was earned for those same periods, respectively, from these companies for services rendered or provided in relation to these business ventures.

None of these transactions were with directors or executive officers of the Company.

NOTE 9 — INCOME TAXES

The Company customarily calculates interim effective tax rates in accordance with Accounting Principles Board Opinion 28, Interim Financial Reporting (“APB 28”). As required by APB 28, the Company applies the estimated annual effective tax rate to year-to-date pretax income (or loss) at the end of each interim period to compute a year-to-date tax expense (or benefit). FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods – an interpretation of APB Opinion No. 28 (“FIN 18”), requires departure from customary effective tax rate computations when losses incurred within tax jurisdictions cannot be carried back and future profits associated with operations in those tax jurisdictions cannot be assured beyond any reasonable doubt. Accordingly, the Company has calculated an expected annual effective tax rate of 31%, excluding significant, unusual or extraordinary items, for ordinary income associated with operations, which are principally outside of the United States, for which the Company currently expects to have annual taxable income. That effective tax rate has been applied to year-to-date earnings for those operations for which the Company currently expects to have taxable income. The Company has not recorded tax benefits associated with losses from operations for which future taxable income cannot be reasonably assured. As required by APB 28, the Company also includes tax effects of significant, unusual or extraordinary items in income tax expense in the interim period in which they occur.

The net income tax from continuing operations is $1.4 million for the three months ended March 31, 2009. The components of tax expense that contributed to the net income tax expense included state and local taxes of $0.6 million, tax reserve accruals and settlements of uncertain tax positions of $0.7 million, income taxes pertaining to the Company’s non-U.S. operations of $1.0 million which reflect an effective tax rate for those jurisdictions of 31% and other discrete items of $(0.9) million including reversals of valuation allowances recorded against deferred tax assets.

During the first three months of 2009, an effective tax rate of 31% was applied to year-to-date earnings in taxable jurisdictions in which the Company expects to have taxable income. During the first three months of 2008, the effective tax rate applied to year-to-date earnings in taxable jurisdictions for which the Company expected to have taxable income was 30.0%. The increase in the effective tax rate applied during 2009 is principally related to larger permanent differences as a percentage of pre-tax income relative to 2008. During the first quarter of 2009, current income tax expense increased $19.5 million relative to the first quarter of 2008 due principally to the recognition of tax benefits during the first quarter of 2008 associated with the sale of the Company’s North American theatrical business for which no corresponding tax benefit is recognized in the first quarter of 2009.

The Company has U.S. federal net operating loss carry forwards that, if not used, will expire between calendar years 2009 and 2029. The amounts of net operating loss carry forwards that will expire in 2009 and 2010 if not used are $25.6 million and $8.1 million, respectively.

Historically, the Company has reinvested all foreign earnings in its foreign operations. The Company believes all undistributed foreign earnings will be indefinitely reinvested in its foreign operations.

The Company recognizes a tax benefit associated with an uncertain tax position when the position is more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The tax years 2002 through 2008 remain open to examination by the major tax jurisdictions to which the Company is subject.

NOTE 10 — STOCKHOLDERS’ EQUITY

Minority Interests

The following table shows the reconciliation of the total carrying amount of total stockholders’ equity, stockholders’ equity attributable to Live Nation, Inc. and stockholders’ equity attributable to minority interests:

	Live Nation, Inc. Stockholders’ Equity	Minority Interests	Comprehensive Income (Loss)	Total

	(in thousands)
Balances at December 31, 2008	$681,921	$61,722	$-	$743,643
Non-cash compensation	24,110	-		24,110
Purchase of common shares	(5,802)	-		(5,802)
Sale of common shares	1,553	-		1,553
Acquisitions		2,751		2,751
Cash dividends		(42)		(42)
Other		12		12
Comprehensive income (loss):
Net loss	(102,707)	(450)	(103,157)	(103,157)

Realized loss on cash flow derivatives	1,821	-	1,821	1,821
Unrealized loss on cash flow derivatives	(1,017)	-	(1,017)	(1,017)
Change in funded status of defined benefit pension plan	(16)	-	(16)	(16)
Currency translation adjustment	(18,313)	(2,328)	(20,641)	(20,641)

Total comprehensive loss			$(123,010)	(123,010)

Balances at March 31, 2009	$581,550	$61,665		$643,215

Earnings per Share

The Company computes net income per common share in accordance with FASB Statement of Financial Accounting Standards No. 128, Earnings per Share (“Statement 128”) under the two-class method. Under the provisions of Statement 128, basic net income per common share is computed by dividing the net income applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income per common share adjusts basic net income per common share for the effects of stock options, restricted stock and other potentially dilutive financial instruments only in the periods in which such effect is dilutive. Dilutive securities at March 31, 2009 include 955,800 shares of nonvested restricted stock. The nonvested restricted stockholders are entitled to participate in dividends declared on common stock as if the shares were fully vested. As a result, for purposes of calculating basic earnings per common share, income attributable to unvested restricted stockholders is excluded from net income. As the Company has a net loss for the three months ended March 31,2009 and 2008, no loss has been allocated to the nonvested restricted stockholders.

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended March 31,

	2009	2008

	(in thousands, except per share data)
Loss from continuing operations attributable to common stockholders – basic	$(102,707)	$(68,607)
Effect of dilutive securities:
Income attributable to unvested restricted stockholders	-	-
2.875% convertible senior notes	-	-

Total loss from continuing operations – diluted	$(102,707)	$(68,607)

Weighted average common shares – basic	79,602	74,985
Effect of dilutive securities:
Stock options, restricted stock and warrants	-	-
2.875% convertible senior notes	-	-

Weighted average common shares – diluted	79,602	74,985

Loss from continuing operations per common share:
Basic and diluted	$(1.29)	$(0.92)

The calculation of diluted net income (loss) per common share includes the effects of the assumed exercise of any outstanding stock options and warrants, the assumed vesting of shares of restricted stock and the assumed conversion of the 2.875% convertible senior notes where dilutive. For the three months ended March 31, 2009 and 2008, the Company has excluded all potentially dilutive securities, such as nonvested restricted stock and outstanding options and warrants to purchase common stock, from the calculation of diluted net loss per common share because such securities are anti-dilutive. For the three months ended March 31, 2009 and 2008, the diluted weighted average common shares outstanding excludes the dilutive effect for a total of 5,304,450 and 2,150,000 stock options and warrants, respectively, since such options and warrants have an exercise price in excess of the average market price of the Company’s common stock. For the three months ended March 31,

2009, the diluted weighted average common shares outstanding excludes the dilutive effect of 150,000 shares for a performance-based restricted stock award for which the objectives have not yet been met. In addition, for the three months ended March 31, 2009 and 2008, the diluted weighted average common shares outstanding excludes 8,104,690 shares in each period which represents the dilutive effect of conversion shares related to the Company’s 2.875% convertible senior notes because such securities are anti-dilutive. In summary, for the three months ended March 31, 2009 and 2008, the diluted weighted average common shares outstanding excludes 2,849 and 562,128 total shares, respectively, which represents the dilutive effect of 8,645,250 and 5,322,798 stock options, warrants and shares of restricted stock, respectively, because these securities were anti-dilutive.

NOTE 11 — SEGMENT DATA

The Company’s reportable segments are North American Music, International Music and Ticketing. Prior to 2009, the Company reported an Artist Nation segment, which is now reported in the North American Music and International Music segments. This change has been made to be consistent with the way the Company is now managing its business. The Company’s business formerly reported as Artist Nation includes the promotion and/or production of global tours and also provides other services to artists. These artist relationships tend to be long-term and typically involve multiple revenue streams for an artist. The Company enters into these relationships in order to fill the distribution platform of the businesses with recurring events, both domestically and internationally. This is not a separate part of these businesses but is just one more facet of the North American Music and International Music segments. Therefore, the Company is now allocating these activities based on where the profits for service to these artists are being generated.

The North American Music segment principally involves the promotion of live music events in the Company’s owned and/or operated venues and in rented third-party venues, the operation and management of music venues primarily in the United States and Canada, as well as providing various services to artists including merchandise, artist fan sites and VIP tickets, broadcasting/digital media rights, sponsorship and marketing services. The International Music segment principally involves the promotion of live music events in the Company’s owned and/or operated venues and in rented third-party venues, the production of music festivals and the operation and management of music venues outside of North America. The Ticketing segment principally involves the management of the Company’s ticketing operations and online and wireless distribution activities, including the enhancement of the Company’s primary website, www.livenation.com. Other operations include the Company’s United Kingdom theatrical venue business and other businesses.

The Company has reclassified all periods presented to conform to the current period presentation. Corporate expenses, interest income, interest expense, equity in losses (earnings) of nonconsolidated affiliates, other expense (income) — net, income tax expense (benefit) and net income (loss) attributable to minority interests are managed on a total company basis.

	North American Music	International Music	Ticketing	Other	Corporate	Consolidated
	(in thousands)
Three Months Ended March 31, 2009
Revenue	$322,174	$151,391	$10,115	$15,578	$-	$499,258
Direct operating expenses	254,694	113,879	4,975	3,106	(489)	376,165
Selling, general and administrative expenses	95,131	34,058	10,803	7,342	-	147,334
Depreciation and amortization	30,557	7,653	3,518	1,399	286	43,413
Gain on sale of operating assets	(50)	(214)	-	(4)	-	(268)
Corporate expenses	-	-	-	-	17,045	17,045

Operating income (loss)	$(58,158)	$(3,985)	$(9,181)	$3,735	$(16,842)	$(84,431)

Identifiable assets	$1,622,230	$859,382	$50,604	$174,860	$78,690	$2,785,766
Capital expenditures	$7,193	$1,714	$3,426	$230	$72	$12,635

Three Months Ended March 31, 2008
Revenue	$335,025	$162,155	$5,718	$29,791	$-	$532,689
Direct operating expenses	265,757	123,233	2,084	11,237	-	402,311
Selling, general and administrative expenses	94,785	40,117	7,172	12,323	-	154,397
Depreciation and amortization	19,985	10,571	401	2,180	1,092	34,229
Loss (gain) on sale of operating assets	(5)	49	-	(64)	469	449
Corporate expenses	-	-	-	-	11,641	11,641

Operating income (loss)	$(45,497)	$(11,815)	$(3,939)	$4,115	$(13,202)	$(70,338)

Identifiable assets	$1,644,109	$846,921	$24,843	$316,660	$122,240	$2,954,773
Capital expenditures	$3,534	$15,230	$2,691	$808	$857	$23,120

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth under Item 1A.—Risk Factors in our 2008 Form 10-K, as well as other factors described herein or in our annual, quarterly and other reports we file with the SEC (collectively, “cautionary statements”). Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. We do not intend to update these forward-looking statements, except as required by applicable law.

Executive Overview

Our mission is to maximize the revenue generated by the live concert experience driven by serving three clients—artists, fans and sponsors. The highlights for each of our segments for the first quarter of 2009 were:

North American Music

•

In North American Music, we are executing our 2009 plan of reducing our overall show count by eliminating our least profitable shows thereby increasing our average per show profitability. In the first quarter, this strategy resulted in a 10% increase in average show profitability driven by:

•	a $10.48 increase in revenue per fan;

•	a 27% increase in on-site, non-ticket revenue; and

•	a reduced show count of 1,898 events compared to 2,081 events in the first quarter of 2008, with total attendance of 3.7 million compared to 4.7 million in 2008.

•	In February 2009, we opened our new House of Blues club in Boston, bringing our total number of House of Blues clubs to twelve.

International Music

•	We believe that we have delivered a strong show line-up for 2009 in International Music as demonstrated by a 30% increase over the first quarter of 2008 to a total of 856 promoted events.

•	Our attendance increased by over 0.3 million fans over the prior year. Strong arena events included Cirque du Soleil, Tina Turner, Oasis and AC/DC.

•

We have sold over 649,000 tickets for our summer outdoor festivals, as of the end of the first quarter. Ticket sales for major festivals such as Reading, Leeds and T in the Park are already sold out or are currently expected to sell out soon.

•	We added to our international venue portfolio through the acquisition of an additional Academy Music Holdings Limited Group, or AMG, venue in Glasgow, Scotland.

Ticketing

•

In December 2008, we launched our new ticketing platform to sell tickets to events at most of our owned and/or operated venues in North America. We began selling tickets in some international cities in October 2008. Through this ticketing system, we now have control over our customer data and are able to create enhanced ticket-based concert products. We believe this will also allow us to capitalize on new distribution channels and expand our sponsorship opportunities.

•	Since launching our new ticketing platform, we have sold 4.4 million tickets globally, including 4.2 million tickets sold in the first quarter of 2009.

•

Of these total tickets, 2.7 million have been sold primarily for North American Music events in our owned and/or operated venues (excluding tickets sold at the box office directly). Although we are currently selling tickets for events in future quarters, the ticket service charges are recognized as revenue upon completion of the event. Selling, general and administrative expenses are recognized as they are incurred. As a result of overhead costs incurred to support ticket sales in the first quarter of 2009, this segment experienced an increased year over year operating loss.

Other Information

•	As of March 31, 2009, we have 304 local, national and international corporate sponsors. Some of our new sponsorship arrangements in 2009 include JTI, Anheuser-Busch and Comcast.

•

We continue the process of seeking regulatory approval for our pending merger with Ticketmaster Entertainment, Inc., which we announced in February 2009. We remain confident that this transaction will be completed in the second half of 2009.

Our Separation from Clear Channel

We were formed through acquisitions of various entertainment businesses and assets by our predecessors. On August 1, 2000, Clear Channel Communications, Inc., or Clear Channel, acquired our entertainment business. On August 2, 2005, we were incorporated in our current form as a Delaware corporation to own substantially all of the entertainment business of Clear Channel. On December 21, 2005, the separation of the business previously conducted by Clear Channel’s live entertainment segment and sports representation business and the distribution by Clear Channel of all of our common stock to its shareholders was completed in a tax free spin-off. Following our separation from Clear Channel, we became a separate publicly traded company on the New York Stock Exchange trading under the symbol “LYV”.

Segment Overview

Our reportable segments are North American Music, International Music and Ticketing. In addition, we have United Kingdom theatrical venue operations and other businesses which are included under other operations. Prior to 2009, we reported an Artist Nation segment, which is now reported in the North American Music and International Music segments. This change has been made to be consistent with the way we are now managing the business. Our business formerly reported as Artist Nation includes the promotion and/or production of global tours and also provides other services to artists. These artist relationships tend to be long-term and typically involve multiple revenue streams for an artist. We enter into these relationships in order to fill the distribution platform of our businesses with recurring events, both domestically and internationally. This is not a separate part of these businesses but is just one more facet of our North American Music and International Music segments. Therefore, we are now allocating these activities based on where the profits for service to these artists are being generated.

The segment results for all periods presented have been reclassified to conform to the current year presentation.

North American Music

Our North American Music segment principally involves the promotion of live music events in our owned and/or operated venues and in rented third-party venues and the operation and management of music venues primarily in the United States and Canada, as well as providing various services to artists. While our North American Music segment operates year-round, we experience higher revenue during the second and third quarters due to the seasonal nature of shows at our outdoor amphitheaters, which primarily occur May through September.

To judge the health of our North American Music segment, we primarily monitor the number of confirmed events in our network of owned and/or operated and third-party venues, talent fees, average paid attendance and advance ticket sales. In addition, at our owned and/or operated venues, we monitor attendance, ancillary revenue per fan, premium seat sales and corporate sponsorship sales.

International Music

Our International Music segment principally involves the promotion of live music events in our owned and/or operated venues and in rented third-party venues, the operation and management of music venues and the production of music festivals outside of North America. While our International Music segment operates year-round, we experience higher revenue during the second and third quarters due to the seasonal nature of our international festivals, which primarily occur June through August.

To judge the health of our International Music segment, we primarily monitor the number of confirmed events in our network of owned and/or operated and third-party venues, talent fees, average paid attendance and advance ticket sales. In addition, at our owned and/or operated venues, we monitor attendance and ancillary revenue per fan. Because this business is conducted in foreign markets, we look at the operating results from our foreign operations on a constant dollar basis.

Ticketing

Our Ticketing segment manages our digital platform and the new Live Nation ticketing platform which was launched in December 2008. This segment is involved in managing our internal ticketing operations and online distribution activities, including the ongoing enhancement of our primary website, www.livenation.com.

To judge the health of our Ticketing segment, we primarily review the number of tickets sold through our ticketing operations, the percentage of visitors to our website that buy tickets, the number of unique visitors to our websites and the overall number of customers in our database.

Consolidated Results of Operations

	Three Months Ended March 31,		% Change
	2009	2008
	(in thousands)
Revenue	$499,258	$532,689	(6)%
Operating expenses:
Direct operating expenses	376,165	402,311	(6)%
Selling, general and administrative expenses	147,334	154,397	(5)%
Depreciation and amortization	43,413	34,229	27%
Loss (gain) on sale of operating assets	(268)	449	**
Corporate expenses	17,045	11,641	46%

Operating loss	(84,431)	(70,338)	20%
Operating margin	(16.9)%	(13.2)%

Interest expense	17,313	17,766
Interest income	(1,082)	(2,162)
Equity earnings of nonconsolidated affiliates	(575)	(288)
Other expense (income)—net	1,695	(863)

Loss from continuing operations before income taxes	(101,782)	(84,791)
Income tax expense (benefit):
Current	2,521	(16,983)
Deferred	(1,146)	3,021

Loss from continuing operations	(103,157)	(70,829)
Income from discontinued operations, net of tax	-	31,366

Net loss	(103,157)	(39,463)
Net loss attributable to minority interests	(450)	(2,222)

Net loss attributable to Live Nation, Inc.	$(102,707)	$(37,241)

Note:	Non-cash compensation expense of $1.9 million and $2.3 million is included in corporate expenses and $1.2 million and $2.0 million is included in selling, general and administrative expenses for the three months ended March 31, 2009 and 2008, respectively. Non-cash compensation expense of $(0.9) million is included in discontinued operations for the three months ended March 31, 2008.

**	Percentages are not meaningful.

Key Operating Metrics

	Three Months Ended March 31,
	2009	2008
Estimated Events
North American Music promotions:
Owned and/or operated amphitheaters	20	7
All other	1,878	2,074

Total estimated North American Music promotions	1,898	2,081
North American Music third-party rentals at our owned and/or operated venues	1,103	1,112
International Music promotions	856	660
International Music third-party rentals at our owned and/or operated venues	671	628
United Kingdom theater promotions	-	163
United Kingdom theater third-party rentals at our owned and/or operated venues	1,021	1,080

Total estimated events	5,549	5,724

Estimated Attendance (rounded)
North American Music promotions:
Owned and/or operated amphitheaters	75,000	38,000
All other	3,626,000	4,638,000

Total estimated North American Music promotions	3,701,000	4,676,000
North American Music third-party rentals at our owned and/or operated venues	461,000	703,000
International Music promotions	2,042,000	1,712,000
International Music third-party rentals at our owned and/or operated venues	920,000	812,000
United Kingdom theater promotions	-	176,000
United Kingdom theater third-party rentals at our owned and/or operated venues	1,134,000	1,288,000

Total estimated attendance	8,258,000	9,367,000

Note:	Events generally represent a single performance by an artist for both promotions and third-party rentals. Attendance generally represents the number of fans who were present at an event. Festivals are counted as one event in the quarter in which the festival begins but attendance is split over the days of the festival and can be split between quarters. Events and attendance metrics are estimated each quarter. Adjustments to previously reported quarters are only included in the current year-to-date events and attendance metrics.

Promotions listed above include events in our owned and/or operated venues as well as events we promote in third-party venues. Excluded from the table above are events and attendance that occurred in the North American theatrical business that was sold in January 2008 and our motor sports business that was sold in September 2008.

Revenue

Our revenue decreased $33.4 million, or 6%, during the three months ended March 31, 2009 as compared to the same period of the prior year primarily due to decreases in revenue in our International Music segment, North American Music segment and other operations of $10.8 million, $12.9 million and $14.2 million, respectively. Included in the decrease in revenue for the three months ended March 31, 2009 is approximately $48.6 million of decreases from foreign exchange rates as compared to the same period of 2008.

More detailed explanations of these changes are included in the applicable segment discussions contained herein.

Direct operating expenses

Our direct operating expenses decreased $26.1 million, or 6%, during the three months ended March 31, 2009 as compared to the same period of the prior year primarily due to decreases in our International Music segment, North American Music segment and other operations of $9.4 million, $11.1 million and $8.1 million, respectively. Included in the decrease in direct operating expenses for the three months ended March 31, 2009 is approximately $35.5 million of decreases from foreign exchange rates as compared to the same period of 2008.

Direct operating expenses include artist fees, show-related marketing and advertising expenses along with other costs.

More detailed explanations of these changes are included in the applicable segment discussions contained herein.

Selling, general and administrative expenses

Our selling, general and administrative expenses decreased $7.1 million, or 5%, during the three months ended March 31, 2009 as compared to the same period of the prior year primarily due to decreases in our International Music segment and other operations of $6.1 million and $5.0 million, respectively, partially offset by an increase in our Ticketing segment of $3.6 million. Included in the decrease in selling, general and administrative expenses for the three months ended March 31, 2009 is approximately $11.9 million of decreases from foreign exchange rates as compared to the same period of 2008.

More detailed explanations of these changes are included in the applicable segment discussions contained herein.

Depreciation and amortization

Our depreciation and amortization expense increased $9.2 million, or 27%, during the three months ended March 31, 2009 as compared to the same period of the prior year primarily due to an increase in depreciation and amortization in our North American Music segment of $10.6 million.

More detailed explanations of these changes are included in the applicable segment discussions contained herein.

Corporate expenses

Corporate expenses increased $5.4 million, or 46%, during the three months ended March 31, 2009 as compared to the same period of the prior year primarily due to costs associated with our pending merger with Ticketmaster Entertainment, Inc., or the Merger, of $3.7 million.

Interest expense

Interest expense decreased $0.5 million during the three months ended March 31, 2009 as compared to the same period of the prior year primarily due to higher debt balances, partially offset by decreases in the weighted average cost of debt.

Our debt balances and weighted average cost of debt, including redeemable preferred stock and excluding the debt discount on the convertible notes, were $899.8 million and 5.47% respectively, at March 31, 2009 and $804.2 million and 6.66%, respectively, at March 31, 2008.

Income Taxes

We customarily calculate interim effective tax rates in accordance with Accounting Principles Board Opinion 28, Interim Financial Reporting, or APB 28. As required by APB 28, we apply the estimated annual effective tax rate to year-to-date pretax income (or loss) at the end of each interim period to compute a year-to-date tax expense (or benefit). Financial Accounting Standards Board, or FASB, Interpretation No. 18, Accounting for Income Taxes in Interim Periods – an interpretation of APB Opinion No. 28, or FIN 18, requires departure from customary effective tax rate computations when losses incurred within tax jurisdictions cannot be carried back and future profits associated with operations in those tax jurisdictions cannot be assured beyond any reasonable doubt. Accordingly, we have calculated an expected annual effective tax rate of 31%, excluding significant, unusual or extraordinary items, for ordinary income associated with operations, which are principally outside of the United States, for which we currently expect to have annual taxable income. That effective tax rate has been applied to year-to-date earnings for those operations for which we currently expect to have taxable income. We have not recorded tax benefits associated with losses from operations for which future taxable income cannot be reasonably assured.

As required by APB 28, we also include tax effects of significant, unusual or extraordinary items in income tax expense in the interim period in which they occur.

The net income tax from continuing operations is $1.4 million for the three months ended March 31, 2009. The components of tax expense that contributed to the net tax expense included state and local taxes of $0.6 million, tax reserve accruals and settlements of uncertain tax positions of $0.7 million, income taxes pertaining to our non-U.S. operations of $1.0 million, which reflect an effective tax rate for those jurisdictions of 31% and other discrete items of $(0.9) million including reversals of valuation allowances recorded against deferred tax assets.

During the first three months of 2009, the effective tax rate applied to year-to-date earnings in taxable jurisdictions for which we expect to have taxable income was 31%. During the first three months of 2008, an effective tax rate of 30% was applied to year-to-date earnings in taxable jurisdictions for which we expected to have taxable income. The increase in the effective tax rate applied during 2009 is principally related to larger permanent differences as a percentage of pre-tax income relative to 2008. During the first quarter of 2009, current income tax expense from continuing operations increased $19.5 million relative to the first quarter of 2008 due principally to the recognition of tax benefits during the first quarter of 2008 associated with the sale of our North American theatrical business for which no corresponding tax benefit is recognized in the first quarter of 2009.

We have U.S. federal net operating loss carry forwards that, if not used, will expire between calendar years 2009 and 2029. The amounts of net operating loss carry forwards that will expire in 2009 and 2010 if not used are $25.6 million and $8.1 million, respectively.

Discontinued Operations

In January 2008, we completed the sale of substantially all of our North American theatrical business, which included the assets of the North American theatrical presenting business and certain theatrical venues, to Key Brand Entertainment Inc. and its lenders for a gross sales price of $90.4 million pursuant to a stock purchase agreement. After fees, expenses, an adjustment to replace the show cash of the North American theatrical business that was previously removed from the operations and utilized by us and other adjustments, we received in 2008 approximately $18.5 million of proceeds, net of cash sold and transaction costs, and received an additional $12.6 million in 2009. The sale of the North American theatrical business resulted in a total pre-tax gain of $17.8 million.

In September 2008, we sold our motor sports business to Feld Acquisition Corp., a wholly-owned subsidiary of Feld Entertainment, Inc., pursuant to a stock purchase agreement for a gross sales price of $175.0 million in cash, subject to certain net working capital and other post-closing adjustments, in addition to a performance-based contingent payment of up to $30.0 million over a five-year period commencing with calendar year 2009. After fees, expenses and other adjustments, we received approximately $166.5 million of net proceeds, excluding the contingent payment. The sale of the motor sports business resulted in a pre-tax gain of $145.0 million.

In October 2008, as part of a binding agreement with Events Acquisition Corporation, we sold our non-core events business along with rights to certain DVD projects. Events Acquisition Corporation is owned by Michael Cohl who is a former director and executive officer of the company. The events business included rights or investments in certain non-music and exhibition-style events. Under the agreement, we will receive approximately $15.4 million for the events business, DVD projects and other rights, in addition to performance-based contingent payments and undistributed profits related to future periods. We recorded an $0.8 million pre-tax gain in discontinued operations and a $0.7 million loss in continuing operations. In the third quarter of 2008, we recorded a $29.2 million impairment related to the events business, including a $13.0 million impairment of goodwill, and also a $1.5 million impairment related to the DVD projects.

North American Music Results of Operations

Our North American Music segment operating results were as follows:

	Three Months Ended March 31,		% Change
	2009	2008
	(in thousands)
Revenue	$322,174	$335,025	(4)%
Direct operating expenses	254,694	265,757	(4)%
Selling, general and administrative expenses	95,131	94,785	**
Depreciation and amortization	30,557	19,985	53%
Gain on sale of operating assets	(50)	(5)	**

Operating loss	$(58,158)	$(45,497)	28%

Operating margin	(18.1)%	(13.6)%
** Percentages are not meaningful.

North American Music revenue decreased $12.9 million, or 4%, during the three months ended March 31, 2009 as compared to the same period of the prior year primarily due to an overall decrease in the number of events and attendance partially offset by incremental revenue of $3.2 million related to the effect of our acquisitions of De-Lux Merchandise Company Limited, or De-Lux, in October 2008 and certain assets of Fantasma Productions Inc. of Florida, or Fantasma, in May 2008.

North American Music direct operating expenses decreased $11.1 million, or 4%, during the three months ended March 31, 2009 as compared to the same period of the prior year primarily due to lower expenses associated with the decreased number of events partially offset by incremental direct operating expenses of $2.9 million related to the acquisitions noted above.

North American Music depreciation and amortization expense increased $10.6 million, or 53%, during the three months ended March 31, 2009 as compared to the same period of the prior year primarily due to an impairment of $7.7 million recorded during 2009 related to two theaters and a club.

The decrease in operating income for North American Music was primarily a result of the impairment charge noted above and other increases in depreciation and amortization expense.

International Music Results of Operations

Our International Music segment operating results were as follows:

	Three Months Ended March 31,		% Change
	2009	2008
	(in thousands)
Revenue	$151,391	$162,155	(7)%
Direct operating expenses	113,879	123,233	(8)%
Selling, general and administrative expenses	34,058	40,117	(15)%
Depreciation and amortization	7,653	10,571	(28)%
Loss (gain) on sale of operating assets	(214)	49	**

Operating loss	$(3,985)	$(11,815)	(66)%

Operating margin	(2.6)%	(7.3)%
** Percentages are not meaningful.

International Music revenue decreased $10.8 million, or 7%, during the three months ended March 31, 2009 as compared to the same period of the prior year. Excluding the decrease of $35.9 million related to the impact of changes in foreign exchange rates, revenue increased $25.1 million, or 15%, due to incremental revenue of $7.9 million related to the effect of our acquisitions of DFC Holdings Limited in April 2008 and Lugerinc. AB and Moondog Entertainment AB in June 2008. We also experienced stronger promotion activity in Sweden, The Netherlands and Belgium driven by strong stadium, arena and theater events for artists such as Tina Turner, AC/DC and our global tour of Il Divo. In addition, the O2 Dublin reopened in December

2008. Partially offsetting these increases was a decline in revenue from global tours driven by smaller arena shows in 2009 as compared to primarily stadium shows in 2008.

International Music direct operating expenses decreased $9.4 million, or 8%, during the three months ended March 31, 2009 as compared to the same period of the prior year. Excluding the decrease of $27.8 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $18.4 million, or 15%, related to incremental direct operating expenses of $6.6 million related to the effect of our acquisitions noted above. In addition, we experienced increased direct operating expenses due to the stronger promotion activity in Sweden, The Netherlands and Belgium noted above, as well as the reopening of the O2 Dublin. These increases were partially offset by the decline in the volume and size of global tours noted above.

International Music selling, general and administrative expenses decreased $6.1 million, or 15%, during the three months ended March 31, 2009 as compared to the same period of the prior year. Excluding the decrease of $9.0 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $2.9 million, or 7%, primarily due to incremental selling, general and administrative expenses of $2.2 million related to the acquisitions noted above as well as the reopening of the O2 Dublin.

International Music depreciation and amortization expense decreased $2.9 million, or 28%, during the three months ended March 31, 2009 as compared to the same period of the prior year primarily due to a $1.5 million decrease related to the impact of changes in foreign exchange rates in 2009.

The decreased operating loss for International Music was primarily driven by stronger stadium, arena and theater events and the reopening of the O2 Dublin partially offset by the net decrease of $2.4 million due to the impact of the changes in foreign exchange rates.

Ticketing Results of Operations

Our Ticketing segment operating results were as follows:

	Three Months Ended March 31,		% Change
	2009	2008
	(in thousands)
Revenue	$10,115	$5,718	77%
Direct operating expenses	4,975	2,084	**
Selling, general and administrative expenses	10,803	7,172	51%
Depreciation and amortization	3,518	401	**

Operating loss	$(9,181)	$(3,939)	**

Operating margin	**	**
** Percentages are not meaningful.

Ticketing revenue increased $4.4 million during the three months ended March 31, 2009 as compared to the same period of the prior year primarily due to increased ticketing revenue due to the launch of our new ticketing platform, incremental sales from a new third-party venue as well as an increase in sponsorship revenue. Revenue related to ticketing service charges for our owned and/or operated venues is not recognized until the event occurs.

Ticketing direct operating expenses increased $2.9 million during the three months ended March 31, 2009 as compared to the same period of the prior year due to costs associated with our expanded ticketing operations.

Ticketing selling, general and administrative expenses increased $3.6 million during the three months ended March 31, 2009 as compared to the same period of the prior year primarily due to increased salary costs and maintenance expense related to the operations of our ticketing platform and website management. We began our build-out of our ticketing infrastructure at the beginning of 2008 so the costs during the first quarter of 2008 did not represent a fully-loaded cost base necessary for running our ticketing operations.

Ticketing depreciation and amortization expense increased $3.1 million during the three months ended March 31, 2009 as compared to the same period of the prior year primarily due to depreciation expense related to software and infrastructure for our ticketing and website platform. We begin the use of our ticketing system in December 2008 so depreciation on the system began at the same point.

The increase in operating loss for Ticketing was primarily a result of higher operating costs and depreciation expense related to our ticketing platform as we had just begun building the infrastructure in the same period in 2008. Partially offsetting these costs were increased revenue from ticket service charges for events that occurred during the first quarter of 2009, net of expenses, from our ticketing operations and also related sponsorships.

Other Results of Operations

Our other operating results were as follows:

	Three Months Ended March 31,		% Change
	2009	2008
	(in thousands)
Revenue	$15,578	$29,791	(48)%
Direct operating expenses	3,106	11,237	(72)%
Selling, general and administrative expenses	7,342	12,323	(40)%
Depreciation and amortization	1,399	2,180	(36)%
Gain on sale of operating assets	(4)	(64)	(94)%

Operating income	$3,735	$4,115	(9)%

Operating margin	24.0%	13.8%

Other revenue decreased $14.2 million, or 48%, during the three months ended March 31, 2009 as compared to the same period of the prior year. Excluding the decrease of $5.4 million related to the impact of changes in foreign exchange rates, revenue decreased $8.8 million, or 30%, primarily due to a decline in revenue from our United Kingdom theater operations as we are no longer involved in the production and touring of theatrical shows.

Other direct operating expenses decreased $8.1 million, or 72%, during the three months ended March 31, 2009 as compared to the same period of the prior year. Excluding the decrease of $1.3 million related to the impact of changes in foreign exchange rates, direct operating expenses decreased $6.8 million, or 61%, primarily due to our exit from the production and touring of theatrical shows noted above.

Other selling, general and administrative expenses decreased $5.0 million, or 40%, during the three months ended March 31, 2009 as compared to the same period of the prior year. Excluding the decrease of $1.9 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses decreased $3.1 million, or 25%, primarily due to cost saving initiatives implemented throughout our owned and/or operated theaters.

Reconciliation of Segment Operating Income (Loss)

	Three Months Ended March 31,
	2009	2008
	(in thousands)
North American Music	$(58,158)	$(45,497)
International Music	(3,985)	(11,815)
Ticketing	(9,181)	(3,939)
Other	3,735	4,115
Corporate	(16,842)	(13,202)

Consolidated operating loss	$(84,431)	$(70,338)

Liquidity and Capital Resources

Our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, are funded from operations or from borrowings under our senior secured credit facility described below. Our cash is currently managed on a worldwide basis.

Our balance sheet reflects cash and cash equivalents of $357.1 million and current and long-term debt of $800.3 million at March 31, 2009, and cash and cash equivalents of $199.7 million and current and long-term debt of $824.1 million at December 31, 2008. These debt balances do not include our outstanding redeemable preferred stock.

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

We generally receive cash related to ticket revenue at our owned and/or operated venues in advance of the event, which is recorded in deferred revenue until the event occurs. With the exception of some upfront costs and artist deposits, which are recorded in prepaid expenses until the event occurs, we pay the majority of event-related expenses at or after the event. We view our available cash as cash and cash equivalents, less event-related deferred revenue, less accrued expenses due to artists and for cash collected on behalf of others, plus event-related prepaids. This is essentially our cash available to, among other things, repay debt balances, make acquisitions, repurchase stock and finance revenue-generating capital expenditures.

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

Sources of Cash

Senior Secured Credit Facility

We have a senior secured credit facility consisting of term loans originally totaling $550 million and a $285 million revolving credit facility. The revolving credit facility provides for borrowings up to the amount of the facility with sub-limits of up to $235 million to be available for the issuance of letters of credit and up to $100 million to be available for borrowings in foreign currencies. The term loans of $325 million and $225 million mature in June 2013 and December 2013, respectively, and the revolving credit portion of the credit facility matures in June 2012. For the term loan maturing in June 2013, minimum quarterly principal repayments of approximately $2.4 million per year are required through March 2013, with the balance due at maturity. For the term loan maturing in December 2013, minimum quarterly principal repayments of approximately $1.7 million per year are required through September 2013, with the balance due at maturity. We are required to prepay the outstanding term loans, subject to certain exceptions and conditions, from certain asset sale net proceeds and casualty and condemnation proceeds that we do not reinvest within a 365-day period or from certain additional debt issuance proceeds. On asset sales, a minimum of 50% of the net proceeds is required to be prepaid at the time the sale proceeds are received.

During the three months ended March 31, 2009, we made principal payments totaling $2.1 million and $169.0 million on the term loans and the revolving credit facility, respectively, which includes $1.1 million of term loan pre-payments from the proceeds received in 2009 from the sale of the events business in 2008. The payments on the revolving credit facility were to repay short-term borrowings used to fund working capital requirements during the period and to pay down the beginning balance. At March 31, 2009, the outstanding balances on the term loans and revolving credit facility were $416.0 million and $100.0 million, respectively. Taking into account letters of credit of $42.1 million, $142.9 million was available for future borrowings.

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

The interest rate we pay on borrowings on our senior term loans is 3.25% above LIBOR. The interest rate we pay on our $285 million multi-currency revolving credit facility depends on our total leverage ratio. Based on our current total leverage ratio, our interest rate on revolving credit borrowings is 2.25% above LIBOR. In addition to paying interest on outstanding principal under the credit facility, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. As of March 31, 2009, the commitment fee rate was 0.375%. We also are required to pay customary letter of credit fees, as necessary.

The senior secured credit facility contains a number of covenants that, among other things, restrict our ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of the business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. Due to its legal structure, the Merger is not considered a restricted transaction under these covenants.

2.875% Convertible Senior Notes

In July 2007, we issued $220 million of convertible senior notes, due 2027, in a private placement in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes pay interest semiannually at a rate of 2.875% per annum. Beginning with the period commencing on July 20, 2014 and ending on January 14, 2015, and for each of the interest periods commencing thereafter, we will pay contingent interest on the notes if the average trading price of the notes during the five consecutive trading days ending on the second trading day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the notes. The contingent interest payable per note will equal 0.25% per year of the average trading price of such note during the applicable five trading-day reference period, payable in arrears. The notes will be convertible, under certain circumstances, at an initial conversion rate of 36.8395 shares per $1,000 principal amount of notes, which represents a 27.5% conversion premium based on the last reported sale price prior to issuance of $21.29 per share on July 10, 2007. Upon conversion, the notes may be settled in shares of Live Nation common stock or, at our election, cash or a combination of cash and shares of Live Nation common stock. The net proceeds from the offering, after deducting offering expenses payable by us, were approximately $212.4 million.

Holders of the 2.875% convertible senior notes may require us to purchase for cash all or a portion of their notes on July 15, 2014, July 15, 2017 and July 15, 2022 at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any, subject to specified additional conditions. In addition, if we experience a fundamental change, as defined in the indenture governing the notes, holders may require us to purchase for cash all or a portion of their notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any. Due to its legal structure, the Merger is not considered a fundamental change under these covenants.

On or after July 20, 2014, we may redeem all or a portion of the notes for cash at a price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest, if any.

Redeemable Preferred Stock

As part of the Separation, one of our subsidiaries sold 200,000 shares of Series A (voting) mandatorily Redeemable Preferred Stock to third-party investors and issued 200,000 shares of Series B (non-voting) mandatorily Redeemable Preferred Stock to Clear Channel which then sold this Series B Redeemable Preferred Stock to third-party investors. We did not receive any of the proceeds from the sale of the Series B Redeemable Preferred Stock sold by Clear Channel. As of March 31, 2009, we had 200,000 shares of Series A Redeemable Preferred Stock and 200,000 shares of Series B Redeemable Preferred Stock outstanding (collectively, the Preferred Stock) with an aggregate liquidation preference of $40 million. The Preferred Stock accrues dividends at 13% per annum and is mandatorily redeemable on December 21, 2011, although we are obligated to make an offer to repurchase the Preferred Stock at 101% of the liquidation preference in the event of a change of control.

The Amended and Restated Certificate of Incorporation governing the Redeemable Preferred Stock (the Amended Preferred Stock Certificate) contains a number of covenants that, among other things, restrict our ability to incur additional debt, issue certain equity securities, create liens, merge or consolidate, modify the nature of our business, make certain investments and acquisitions, transfer and sell material assets, enter into sale-leaseback transactions, enter into swap agreements, pay dividends and make distributions, and enter into agreements with affiliates. If we default under any of these covenants, we will have to pay additional dividends. Due to its legal structure, the Merger is not considered a restricted transaction or change of control under these covenants.

Guarantees of Third-Party Obligations

As of March 31, 2009, we guaranteed the debt of third parties of approximately $2.9 million primarily related to maximum credit limits on employee and tour-related credit cards and guarantees of bank lines of credit of a nonconsolidated affiliate and a third-party promoter.

During 2006, in connection with our acquisition of Historic Theatre Group, we guaranteed obligations related to a lease agreement. In the event of default, we could be liable for obligations which have future lease payments (undiscounted) totaling approximately $29.4 million through the end of 2035. The venues under the lease agreement were included in the sale of our North American theatrical business. We entered into an Assumption Agreement with the buyer in connection with the sale, under which the buyer is assuming our obligations under the guaranty.

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

At March 31, 2009, we were in compliance with all debt and Redeemable Preferred Stock covenants. We expect to remain in compliance with all of these covenants throughout 2009.

Uses of Cash

Acquisitions

During the three months ended March 31, 2009, we used $2.7 million in cash for acquisitions in our International Music segment primarily related to our acquisition of Tecjet Limited. When we make acquisitions, especially of entities where we buy a controlling interest only, the acquired entity may have cash on its balance sheet at the time of acquisition. All amounts discussed in this section are presented net of any cash acquired.

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

Our capital expenditures consisted of the following:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Maintenance capital expenditures	$2,966	$6,257
Revenue generating capital expenditures	9,669	16,863

Total capital expenditures	$12,635	$23,120

Revenue generating capital expenditures during the first three months of 2008 were higher than the same period in 2009 due to the development and renovation of various venues including O2 Dublin and the AMG venue expansion in Sheffield.

We expect maintenance capital expenditures to be approximately $20.0 million for the full year 2009 and total revenue generating capital expenditures to be approximately $35.0 million for the full year 2009.

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

Cash Flows

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Cash provided by (used in):
Operating activities	$189,822	$154,464
Investing activities	$(1,876)	$(6,534)
Financing activities	$(26,962)	$(58,880)

Operating Activities

Cash provided by operations was $189.8 million for the three months ended March 31, 2009, compared to $154.5 million for the three months ended March 31, 2008. The $35.4 million increase in cash provided by operations resulted primarily from changes in the event-related operating accounts which are dependent on the timing, size, and number of events for upcoming periods partially offset by a decrease in net income after adjustments for non-cash charges and non-operating activities. We received more deferred revenue in the first three months of 2009 as compared to the same period in 2008 resulting in an increase to cash provided by operations. Conversely, we paid more prepaid event-related expenses in the first three months of 2009 as compared to the same period in 2008 resulting in a decrease to cash provided by operations. These changes in event-related operating accounts are reflective of anticipated increased music event activity in the second and third quarters of 2009.

Investing Activities

Cash used in investing activities was $1.9 million for the three months ended March 31, 2009, compared to $6.5 million for the three months ended March 31, 2008. The $4.7 million decrease in cash used in investing activities is primarily due to lower capital expenditures in 2009. Partially offsetting this decrease was higher proceeds received in 2008 from the sale of our North American theatrical business as compared to proceeds received in 2009 from that sale.

Financing Activities

Cash used in financing activities was $27.0 million for the three months ended March 31, 2009, compared to $58.9 million for the three months ended March 31, 2008. The $31.9 million decrease in cash used in financing activities was primarily a result of a lower net paydown in 2009 on our revolving credit facility as compared to the net paydown in 2008.

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

Cash flows from our North American Music and International Music segments typically have a slightly different seasonality as payments are often made for artist performance fees and production costs in advance of the date the related event tickets go on sale. These artist fees and production costs are expensed when the event occurs. Once tickets for an event go on sale, we begin to receive payments from ticket sales at our owned and/or operated venues, still in advance of when the event occurs. We record these ticket sales as revenue when the event occurs.

Market Risk

We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates.

Foreign Currency Risk

We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported an operating gain of $3.1 million for the three months ended March 31, 2009. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the three months ended March 31, 2009 by approximately $0.3 million. As of March 31, 2009, our primary foreign exchange exposure included the Euro, British Pound, Swedish Kroner and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities.

Occasionally, we will use forward currency contracts to reduce our exposure to foreign currency risk. The principal objective of such contracts is to minimize the risks and/or costs associated with artist fee commitments. At March 31, 2009, we had forward currency contracts outstanding with a notional amount of $90.0 million.

Interest Rate Risk

Our market risk is also affected by changes in interest rates. We had $800.3 million total debt outstanding as of March 31, 2009. Of the total amount, taking into consideration existing interest rate hedges, we have $553.9 million of fixed-rate debt and $246.4 million of floating-rate debt.

Based on the amount of our floating-rate debt as of March 31, 2009, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $0.6 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease in the interest rate as of March 31, 2009 with no subsequent change in rates for the remainder of the period.

At March 31, 2009, we have two interest rate swap agreements that are designated as cash flow hedges for accounting purposes, which include plain vanilla swaps, with a total notional amount of $312.5 million, to effectively convert a portion of our floating-rate debt to a fixed-rate basis. These agreements expire on September 30, 2010 and March 31, 2011. The fair value of these agreements at March 31, 2009 was a net liability of $11.0 million. These agreements were put in place to eliminate or reduce the variability of a portion of the cash flows from the interest payments related to our senior secured credit facility.

As part of the acquisition of AMG, we have an interest rate swap agreement with a $16.9 million aggregate notional amount that effectively converts a portion of our floating-rate debt to a fixed-rate basis. This agreement expires in January 2015. Also, in connection with the financing of the redevelopment of the O2 Dublin, we have an interest rate swap agreement with a notional amount of $19.7 million that expires in December 2013 effectively converting a portion of our floating-rate debt to a fixed-rate basis. These interest rate swap agreements have not been designated as hedging instruments. Therefore, any change in fair value is recorded in earnings during the period of the change.

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

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is as follows:

Three Months Ended March 31,		Year Ended December 31,
2009	2008	2008	2007	2006	2005
*	*	*	*	*	*

* For the three months ended March 31, 2009 and 2008, fixed charges exceeded earnings from continuing operations before income taxes and fixed charges by $102.4 million and $85.1 million, respectively. For the years ended December 31, 2008, 2007, 2006 and 2005, fixed charges exceeded earnings from continuing operations before income taxes and fixed charges by $344.6 million, $34.5 million, $26.6 million and $62.0 million, respectively.

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

Stock-Based Compensation

As of March 31, 2009, there was $25.6 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements for stock options and restricted stock awards. This cost is expected to be recognized over the next four years.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or Statement 157. Statement 157 provides guidance for using fair value to measure assets and liabilities and also responds to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Statement 157 does not expand the use of fair value in any new circumstances. We adopted Statement 157 on January 1, 2008 for all financial assets and liabilities recognized or disclosed at fair value in its consolidated financial statements on a recurring basis (at least annually). In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted Statement 157 on January 1, 2009 for all non-financial assets and liabilities. Our adoption of Statement 157 did not have a material impact on our nonfinancial assets and liabilities or on our financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations, or Statement 141(R). Statement 141(R) establishes revised principles and requirements for the recognition and measurement of assets and liabilities in a business combination. Statement 141(R) requires (i) recognition of 100% of the fair values of acquired assets, including goodwill, and assumed liabilities upon obtaining control, (ii) contingent consideration to be recorded at fair value at the acquisition date, (iii) transaction costs to be expensed as incurred, (iv) pre-acquisition contingencies to be accounted for at the acquisition date at fair value and (v) costs of a plan to exit an activity or terminate or relocate employees to be accounted for as post-combination costs. We adopted Statement 141(R) on January 1, 2009 and will apply the requirements of Statement 141(R) prospectively. For the three months ended March 31, 2009, we have recorded $3.7 million and $0.1 million of transaction costs for acquisitions in corporate expenses and selling, general and administrative expenses, respectively.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, or Statement 160. Statement 160 clarifies the classification of noncontrolling interests, also known as minority interests, in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. We adopted Statement 160 on January 1, 2009. The provisions of Statement 160 have been applied prospectively with the exception of reclassifying noncontrolling interests to equity in our consolidated balance sheets and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, which are required to be adopted retrospectively.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, or Statement 161. Statement 161 requires enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FASB Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or Statement 133, and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We adopted Statement 161 on January 1, 2009.

In May 2008, the FASB issued FASB Staff Position, or FSP, No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP changed the accounting for certain convertible debt instruments, including our 2.875% convertible senior notes. Under the new rules for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity separately accounted for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the new rules for our notes is that the equity component is included in the additional paid-in capital section of shareholders’ equity on our balance sheet and the value of the equity component is treated as an original issue discount for purposes of accounting for the debt component of the notes. Higher interest expense results by recognizing the accretion of the discounted carrying value of the notes to their face amount as interest expense over the expected term of the notes using an effective interest rate method of amortization. We adopted this FSP on January 1, 2009 and applied it retrospectively to all periods presented.

In June 2008, the FASB issued FSP Emerging Issues Task Force, or EITF, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, or FSP EITF 03-6-1. FSP EITF 03-6-1 was issued to clarify that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities and provide guidance on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method. FSP EITF 03-6-1 is effective for fiscal years and interim periods beginning after December 15, 2008. We adopted FSP EITF 03-6-1 on January 1, 2009 and applied it retrospectively to all periods presented. The adoption of FSP EITF 03-6-1 did not have a material impact on our earnings per share.

Recently Issued Pronouncements

In April 2009, the FASB issued FASB Staff Position FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP 107-1. FSP 107-1 amends Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, or Statement 107, to require disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. FSP 107-1 is effective for the quarter ending June 30, 2009. We will adopt FSP 107-1 in the second quarter of 2009 and include the required disclosures in our consolidated financial statements in interim reporting periods.

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

Management believes that the accounting estimates involved in the allowance for doubtful accounts, impairment of long-lived assets and goodwill, revenue recognition, litigation accruals, stock-based compensation and accounting for income taxes are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. These critical accounting estimates, the judgments and assumptions and the effect if actual results differ from these assumptions are described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K filed with the SEC on March 5, 2009. There have been no changes to our critical accounting policies during the three months ended March 31, 2009.

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

Based on their evaluation as of March 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our 2008 Annual Report on Form 10-K describes some of the risks and uncertainties associated with our business which have the potential to materially affect our business, financial condition or results of operations. We do not believe that there have been any material changes to the risk factors previously disclosed in our 2008 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger between Ticketmaster Entertainment, Inc. and Live Nation, Inc. dated February 10, 2009 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed February 13, 2009).

4.1	First Amendment to Rights Agreement dated February 25, 2009 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed March 3, 2009).

10.1	Voting Agreement between Liberty USA Holdings, LLC and Live Nation, Inc., dated February 10, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 13, 2009).

10.2	Stockholder Agreement among Live Nation, Inc., Liberty Media Corporation, Liberty USA Holdings, LLC and Ticketmaster Entertainment, Inc., dated February 10, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed February 13, 2009).

10.3	First Amendment to the Live Nation, Inc. Employee Stock Bonus Plan, dated February 25, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 3, 2009).

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2009.

LIVE NATION, INC.

By:	/s/ Brian Capo
Brian Capo
Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger between Ticketmaster Entertainment, Inc. and Live Nation, Inc. dated February 10, 2009 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed February 13, 2009).

4.1	First Amendment to Rights Agreement dated February 25, 2009 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed March 3, 2009).

10.1	Voting Agreement between Liberty USA Holdings, LLC and Live Nation, Inc., dated February 10, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 13, 2009).

10.2	Stockholder Agreement among Live Nation, Inc., Liberty Media Corporation, Liberty USA Holdings, LLC and Ticketmaster Entertainment, Inc., dated February 10, 2009 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed February 13, 2009).

10.3	First Amendment to the Live Nation, Inc. Employee Stock Bonus Plan, dated February 25, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 3, 2009).

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

*	Filed herewith.
**	Furnished herewith.