Form 10-Q
period 2009-06-30
Live Nation, Inc.
filed 2009-08-06
CIK 1335258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009,

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller Reporting Company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐  Yes    ☒  No

On July 31, 2009, there were 83,612,739 outstanding shares of the registrant’s common stock, $0.01 par value per share, excluding 2,246,706 shares held in treasury.

LIVE NATION, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(unaudited)	(audited)
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$469,830	$199,660
Accounts receivable, less allowance of $6,104 as of June 30, 2009 and $10,376 as of December 31, 2008	250,545	217,286
Prepaid expenses	524,526	194,355
Other current assets	53,942	28,517

Total current assets	1,298,843	639,818
Property, plant and equipment
Land, buildings and improvements	1,015,719	990,433
Furniture and other equipment	282,315	260,524
Construction in progress	34,435	41,282

	1,332,469	1,292,239
Less accumulated depreciation	449,355	404,504

	883,114	887,735
Intangible assets
Intangible assets — net	503,502	514,469
Goodwill	202,302	205,296
Other long-term assets
Notes receivable, less allowance of $558 as of June 30, 2009 and $562 as of December 31, 2008	427	672
Investments in nonconsolidated affiliates	17,287	18,519
Other long-term assets	231,109	210,214

Total assets	$3,136,584	$2,476,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$100,824	$53,563
Accrued expenses	472,785	378,992
Deferred revenue	894,089	225,664
Current portion of long-term debt	52,467	48,637
Other current liabilities	54,405	64,381

Total current liabilities	1,574,570	771,237
Long-term debt, net of discount	738,996	775,483
Other long-term liabilities	141,027	146,360
Series A and Series B redeemable preferred stock	40,000	40,000
Commitments and contingent liabilities (Note 7)
Stockholders’ equity
Common stock	859	785
Additional paid-in capital	1,088,112	1,063,564
Retained deficit	(503,511)	(373,606)
Cost of shares held in treasury	(9,514)	(7,861)
Accumulated other comprehensive loss	(1,245)	(961)

Total Live Nation, Inc. stockholders’ equity	574,701	681,921
Noncontrolling interests	67,290	61,722

Total stockholders’ equity	641,991	743,643

Total liabilities and stockholders’ equity	$3,136,584	$2,476,723

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands except share and per share data)
Revenue	$1,063,015	$1,129,735	$1,562,273	$1,662,424
Operating expenses:
Direct operating expenses	842,558	891,716	1,218,723	1,294,027
Selling, general and administrative expenses	161,070	166,669	308,275	321,066
Depreciation and amortization	36,885	33,042	80,298	67,271
Loss (gain) on sale of operating assets	(718)	—	(986)	449
Corporate expenses	11,778	10,474	25,094	22,115
Acquisition transaction expenses	14,877	—	18,735	—

Operating income (loss)	(3,435)	27,834	(87,866)	(42,504)
Interest expense	15,951	16,321	33,264	34,087
Interest income	(589)	(3,266)	(1,671)	(5,428)
Equity in (earnings) losses of nonconsolidated affiliates	(908)	1,396	(1,483)	1,108
Other expense (income) — net	(1,086)	(252)	609	(1,115)

Income (loss) from continuing operations before income taxes	(16,803)	13,635	(118,585)	(71,156)
Income tax expense (benefit):
Current	10,151	11,431	12,672	(5,552)
Deferred	(146)	2,641	(1,292)	5,662

Loss from continuing operations	(26,808)	(437)	(129,965)	(71,266)
Income (loss) from discontinued operations, net of tax	—	(2,456)	—	28,906

Net loss	(26,808)	(2,893)	(129,965)	(42,360)
Net income (loss) attributable to noncontrolling interests	390	(2,241)	(60)	(4,467)

Net loss attributable to Live Nation, Inc.	$(27,198)	$(652)	$(129,905)	$(37,893)

Basic net income (loss) per common share attributable to common stockholders:
Income (loss) from continuing operations attributable to Live Nation, Inc.	$(0.33)	$0.02	$(1.59)	$(0.89)
Income (loss) from discontinued operations attributable to Live Nation, Inc.	—	(0.03)	—	0.39

Net loss attributable to Live Nation, Inc.	$(0.33)	$(0.01)	$(1.59)	$(0.50)

Diluted net income (loss) per common share attributable to common stockholders:
Income (loss) from continuing operations attributable to Live Nation, Inc.	$(0.33)	$0.02	$(1.59)	$(0.89)
Income (loss) from discontinued operations attributable to Live Nation, Inc.	—	(0.03)	—	0.39

Net loss attributable to Live Nation, Inc.	$(0.33)	$(0.01)	$(1.59)	$(0.50)

Weighted average common shares outstanding:
Basic	83,612,409	75,720,739	81,618,066	75,352,837
Diluted	83,612,409	76,791,658	81,618,066	75,352,837

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Net loss	$(26,808)	$(2,893)	$(129,965)	$(42,360)
Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) on cash flow derivatives	556	1,476	1,360	(160)
Change in funded status of defined benefit pension plan	—	—	(16)	—
Foreign currency translation adjustments	22,795	145	2,154	13,759

Comprehensive loss	(3,457)	(1,272)	(126,467)	(28,761)
Comprehensive income (loss) attributable to noncontrolling interests	6,500	(2,072)	3,722	(2,756)

Comprehensive income (loss) attributable to Live Nation, Inc.	$(9,957)	$800	$(130,189)	$(26,005)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2009	2008
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(129,965)	$(42,360)
Reconciling items:
Depreciation	54,539	37,914
Amortization of intangibles	25,759	29,853
Deferred income tax expense (benefit)	(1,292)	5,662
Amortization of debt issuance costs	1,712	1,456
Amortization of debt discount	4,298	3,900
Non-cash compensation expense	6,525	5,864
Gain on sale of operating assets	(986)	(21,117)
Equity in losses (earnings) of nonconsolidated affiliates	(1,483)	1,425
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(41,119)	(100,290)
Increase in prepaid expenses	(315,819)	(177,960)
Increase in other assets	(45,023)	(55,857)
Increase in accounts payable, accrued expenses and other liabilities	138,211	33,261
Increase in deferred revenue	627,574	530,607
Increase in other — net	—	43

Net cash provided by operating activities	322,931	252,401
CASH FLOWS FROM INVESTING ACTIVITIES
Collections of notes receivable	316	88
Advances to notes receivable	(132)	—
Distributions from nonconsolidated affiliates	2,119	3,799
Investments made in nonconsolidated affiliates	(654)	(250)
Purchases of property, plant and equipment	(24,637)	(76,082)
Proceeds from disposal of operating assets, net of cash divested	16,478	23,127
Cash paid for acquisitions, net of cash acquired	(13,030)	(31,315)
Purchases of intangible assets	(7,763)	(5,981)
Decrease (increase) in other — net	165	(4)

Net cash used in investing activities	(27,138)	(86,618)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	235,200	18,748
Payments on long-term debt	(283,808)	(81,945)
Contributions from noncontrolling interest partners	—	8,847
Distributions to noncontrolling interest partners	(301)	(402)
Issuance of treasury stock	1,553	—
Payments for purchases of common stock	(5,803)	(3,628)

Net cash used in financing activities	(53,159)	(58,380)
Effect of exchange rate changes on cash and cash equivalents	27,536	6,974

Net increase in cash and cash equivalents	270,170	114,377
Cash and cash equivalents at beginning of period	199,660	338,991

Cash and cash equivalents at end of period	$469,830	$453,368

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

The Company’s reportable segments are North American Music, International Music and Ticketing. Prior to 2009, the Company reported an Artist Nation segment, which is now reported in the North American Music and International Music segments. This change has been made to be consistent with the way the Company is now managing its business. The Company’s business formerly reported as Artist Nation includes the promotion and/or production of global tours and also provides other services to artists. These artist relationships tend to be long-term and typically involve multiple revenue streams for an artist. The Company enters into these relationships in order to fill the distribution platform of the businesses with recurring events, both domestically and internationally. This is not a separate part of these businesses but rather is just one more facet of the North American Music and International Music segments. Therefore, the Company is now allocating these activities based on where the profits for services to these artists are being generated.

The North American Music segment principally involves the promotion of live music events in the Company’s owned and/or operated venues and in rented third-party venues and the operation and management of music venues primarily in the United States and Canada, as well as providing various services to artists including merchandise, artist fan sites and VIP tickets, broadcasting/digital media rights, sponsorship and marketing services. The International Music segment principally involves the promotion of live music events in the Company’s owned and/or operated venues and in rented third-party venues, the production of music festivals and the operation and management of music venues outside of North America. The Ticketing segment principally involves the management of the Company’s ticketing operations and online and wireless distribution activities, including the enhancement of the Company’s primary website, www.livenation.com, in addition to management of the Company’s information technology operations. In addition, the Company has United Kingdom theatrical venue operations and other businesses, which are included under other operations.

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

Preparation of Interim Financial Statements

The consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K, as amended and as updated by the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2009.

The consolidated financial statements include all accounts of the Company, its majority owned subsidiaries and variable interest entities for which the Company is the primary beneficiary. Significant intercompany accounts among the consolidated businesses have been eliminated in consolidation. Net income (loss) attributable to noncontrolling interests is reflected for consolidated affiliates in which the Company owns more than 50%, but not all, of the voting common stock and also variable interest entities for which the Company is the primary beneficiary. Investments in nonconsolidated affiliates in which the Company owns 20% to 50% of the voting common stock or otherwise exercises significant influence over operating and financial policies of the nonconsolidated affiliate are typically accounted for using the equity method of accounting. Investments in nonconsolidated affiliates in which the Company owns less than 20% of the voting common stock are accounted for using the cost method of accounting.

Reclassifications

Certain reclassifications have been made to the 2008 consolidated financial statements to conform to the 2009 presentation to show the impact of recently adopted accounting pronouncements discussed below and the allocation of the Artist Nation businesses (refer to Note 11). Also, the Company has reclassified $34.1 million in the 2008 consolidated statement of cash flows as a decrease to cash paid for acquisitions, net of cash acquired and a decrease to proceeds from long-term debt, net of debt issuance costs. This reclassification related to debt with a noncontrolling interest partner to fund an acquisition through the Company’s joint venture with Gaiety Investments.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement 157”) (and as required by FASB Accounting Standards Codification (“ASC”) topic 820, Fair Value Measurements and Disclosures). Statement 157 provides guidance for using fair value to measure assets and liabilities and also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Statement 157 does not expand the use of fair value in any new circumstances. The Company adopted Statement 157 on January 1, 2008 for all financial assets and liabilities recognized or disclosed at fair value in its consolidated financial statements on a recurring basis (at least annually). Refer to Note 6. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (and as required by ASC topic 820, Fair Value Measurements and Disclosures), which delayed the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted Statement 157 on January 1, 2009 for nonfinancial assets and liabilities. The Company’s adoption of Statement 157 did not have a material impact on its nonfinancial assets and liabilities or on its financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“Statement 141(R)”) (and as required by ASC topic 805, Business Combinations). Statement 141(R) establishes revised principles and requirements for the recognition and measurement of assets and liabilities in a business combination. Statement 141(R) requires (i) recognition of 100% of the fair value of acquired assets, including goodwill, and assumed liabilities upon obtaining control, (ii) contingent consideration to be recorded at fair value at the acquisition date, (iii) transaction costs to be expensed as incurred, (iv) pre-acquisition contingencies to be accounted for at the acquisition date at fair value and (v) costs of a plan to exit an activity or terminate or relocate employees to be accounted for as post-combination costs. The Company adopted Statement 141(R) on January 1, 2009 and will apply the requirements of Statement 141(R) prospectively. For the three and six months ended June 30, 2009, the Company has recorded $14.9 million and $18.7 million, respectively, in acquisition transaction expenses.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“Statement 160”) (and as required by ASC topic 810, Consolidation). Statement 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. The Company adopted Statement 160 on January 1, 2009. Refer to Note 10. The provisions of Statement 160 have been applied prospectively with the exception of reclassifying noncontrolling interests to equity in the Company’s consolidated balance sheets and recasting consolidated net income (loss) to include net income (loss) prior to 2009 attributable to both the controlling and noncontrolling interests, which are required to be adopted retrospectively.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“Statement 161”) (and as required by ASC topic 815, Derivatives and Hedging). Statement 161 requires expanded disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FASB Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“Statement 133”) and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company adopted Statement 161 on January 1, 2009 and has included the expanded disclosures in Note 5 to its consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”) (and as required by ASC topic 470, Debt, topic 815, Derivatives and Hedging, and topic 825, Financial Instruments). FSP APB 14-1 changed the accounting for certain convertible debt instruments, including the Company’s 2.875% convertible senior notes. Under the new rules for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity separately accounts for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the new rules for the Company’s notes is that the equity component is included in the additional paid-in capital section of stockholders’ equity on the Company’s balance sheet and the value of the equity component is treated as an original issue discount for purposes of accounting for the debt component of the notes. Higher interest expense results from recognizing the accretion of the discounted carrying value of the notes to their face amount as interest expense over the expected term of the notes using an effective interest rate method of amortization. The Company adopted FSP APB 14-1 on January 1, 2009 and applied it retrospectively to all periods presented. Refer to Note 4.

In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”) (and as required by ASC topic 260, Earnings per Share). FSP EITF 03-6-1 was issued to clarify that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities and to provide guidance on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method. The Company adopted FSP EITF 03-6-1 on January 1, 2009 and applied it retrospectively to all periods presented. The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s earnings per share. Refer to Note 10.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”) (and as required by ASC topic 825, Financial Instruments). FSP 107-1 amends Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. The Company adopted FSP 107-1 in the second quarter of 2009 and has included the required disclosures in its consolidated financial statements. Refer to Note 6.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“Statement 165”) (and as required by ASC topic 855, Subsequent Events). Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued or available to be issued. Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made and the date through which an entity has evaluated subsequent events. The Company adopted Statement 165 in the second quarter of 2009 and has applied its guidance prospectively. The implementation of this standard did not have a significant impact on the Company’s consolidated financial statements and the Company has included the required disclosures in its consolidated financial statements. Refer to Subsequent Events below.

Recently Issued Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, FASB Accounting Standards Codification (the “Codification”), which establishes the Codification as the single official source of authoritative nongovernmental GAAP (and as required by ASC topic 105, Generally Accepted Accounting Principles). All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification combines all authoritative standards into a comprehensive, topically organized database. Since the Codification will completely replace existing standards, all future references to authoritative accounting literature references in the Company’s financial statements will be in accordance with the Codification. The Codification is effective for interim and annual periods ending on or after September 15, 2009. The Company will apply the Codification beginning in the third quarter of 2009; however, references to both current GAAP and the Codification are included in this filing.

Subsequent Events

The Company has evaluated subsequent events for disclosure in its consolidated financial statements through August 6, 2009, the issuance date of the consolidated financial statements.

NOTE 2 — LONG-LIVED ASSETS

Property, Plant and Equipment

The Company tests for possible impairment of property, plant and equipment whenever events or circumstances change, such as a significant reduction in operating cash flow or a dramatic change in the manner in which the asset is intended to be used, and indicate that the carrying amount of the asset may not be recoverable.

During the first and second quarters of 2009, the Company reviewed the carrying value of certain property, plant and equipment that management determined would, more likely than not, be disposed of before the end of their previously estimated useful lives or that had an indicator that future operating cash flows may not support their carrying value. It was determined that those assets were impaired since the estimated undiscounted cash flows associated with those assets were less than their carrying value. These cash flows were calculated using the estimated sales values for the assets being sold, in addition to operating cash flows, all of which were used to approximate fair value. The estimated sales value and operating cash flows used for these non-recurring fair value measurements are considered Level 2 and Level 3 inputs, respectively. The levels of the fair value hierarchy are discussed in more detail in Note 6. For the three and six months ended June 30, 2009, the Company recorded impairment charges of $1.2 million and $8.9 million, respectively, related to two theaters and two clubs in the Company’s North American Music segment and $0.7 million for the three and six months ended June 30, 2009 related to a theater development project that is no longer being pursued in the Company’s International Music segment. The impairment charges were recorded as a component of depreciation and amortization expense.

Definite-lived Intangibles

The Company has definite-lived intangible assets which are amortized over the shorter of either the respective lives of the agreements or the period of time the assets are expected to contribute to the Company’s future cash flows. The following table presents the gross carrying amount and accumulated amortization of definite-lived intangible assets as of June 30, 2009 and December 31, 2008:

	June 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Revenue-generating contracts	$285,066	$(29,518)	$255,548	$279,565	$(21,253)	$258,312
Non-compete agreements	132,935	(37,388)	95,547	130,157	(30,351)	99,806
Venue management and leaseholds	106,220	(19,424)	86,796	102,544	(16,020)	86,524
Trademarks and naming rights	21,956	(7,130)	14,826	22,731	(6,616)	16,115
Artist relationships	19,276	(2,716)	16,560	19,276	(1,075)	18,201
Other	7,336	(1,430)	5,906	6,546	(770)	5,776

Total	$572,789	$(97,606)	$475,183	$560,819	$(76,085)	$484,734

During the six months ended June 30, 2009, the Company recorded additional definite-lived intangible assets totaling $5.9 million primarily due to non-compete agreements and venue management and leasehold interests related to the Company’s March 2009 acquisition of a 77.5% interest in Tecjet Limited (“Tecjet”), a company that holds the lease for a venue in Scotland, and the February 2009 acquisition of a 51% interest in Brand New Live B.V. (“Brand New Live”), a concert promotion company in the Netherlands. Tecjet was acquired by Academy Music Holdings Limited Group (“AMG”) which is owned through the Company’s joint venture with Gaiety Investments. These additional definite-lived intangible assets have a weighted average life of approximately 15 years in total and approximately ten years for revenue-generating contracts, five years for non-compete agreements, 30 years for venue management and leaseholds, four years for trademarks and naming rights and eight years for other definite-lived intangible assets.

The Company tests for possible impairment of definite-lived intangible assets whenever events or circumstances change, such as a significant reduction in operating cash flow or a dramatic change in the manner in which the asset is intended to be used which may indicate that the carrying amount of the asset may not be recoverable. During the second quarter of 2009, the Company reviewed the carrying value of certain definite-lived intangible assets that management determined would not be renewed or that had an indicator that future operating cash flows may not support their carrying value. It was determined that those assets were impaired since the estimated undiscounted cash flows associated with those assets were less than their carrying value. These cash flows were calculated using operating cash flows which were used to approximate fair value. The operating cash flows used for these non-recurring fair value measurements are considered Level 3 inputs. The levels of the fair value hierarchy are discussed in more detail in Note 6. For the six months ended June 30, 2009, the Company recorded impairments related to definite-lived intangible assets of $0.9 million which are included in depreciation and amortization expense in the Company’s North American Music segment.

Total amortization expense from definite-lived intangible assets for the three and six months ended June 30, 2009 and 2008 was $11.5 million, $12.8 million, $25.8 million and $29.8 million, respectively.

Indefinite-lived Intangibles

The Company has indefinite-lived intangible assets which consist primarily of the intangible value related to trade names which are reviewed for impairment at least annually. These indefinite-lived intangible assets had a carrying value of $28.3 million and $29.7 million as of June 30, 2009 and December 31, 2008, respectively.

Goodwill

The Company tests goodwill for impairment at least annually using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of any potential impairment, compares the implied fair value of the reporting unit with the carrying amount of goodwill. For each reportable operating segment, the reporting units were determined to be either the operating segment or the components thereof in accordance with FASB Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), (and as required by ASC topic 205, Presentation of Financial Statements, topic 323, Investments-Equity Method and Joint Ventures, and topic 350, Intangibles-Goodwill and Other).

Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. While a decline in stock price and market capitalization is not specifically cited in Statement 142 as a goodwill impairment indicator, a company’s stock price and market capitalization should be considered in determining whether it is more likely than not that the fair value of a reporting unit is less than its book value. Financial and credit market volatility directly impacts the Company’s fair value measurement through its stock price that is used to determine its market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend. As of June 30, 2009, the Company’s market capitalization is below its book value, however, the Company does not believe there have been any events or changes in circumstances that would require performance of an interim goodwill impairment review as the assumptions used to project future cash flows for the Company’s International Music segment and other operations have not changed.

The following table presents the changes in the carrying amount of goodwill in each of the Company’s segments for the six months ended June 30, 2009:

	North American Music	International Music	Ticketing	Other	Total
	(in thousands)
Balance as of December 31, 2008	$—	$202,361	$—	$2,935	$205,296
Acquisitions - current year	—	726	—	—	726
Acquisitions - prior year	—	(4,775)	—	—	(4,775)
Foreign currency	—	641	—	414	1,055

Balance as of June 30, 2009	$—	$198,953	$—	$3,349	$202,302

Included in the current year acquisition amount above is $0.7 million of goodwill related to the Company’s acquisition of Tecjet.

Included in the prior year acquisitions amount is a $5.9 million reclassification from accrued expenses related to a deferred tax liability recorded in connection with the Company’s acquisition of AMG. The remaining balance relates to purchase accounting adjustments and earn-out payments for various acquisitions.

The Company is in the process of finalizing its purchase accounting for recent acquisitions which could result in a change to the relevant purchase price allocations.

NOTE 3 — DISCONTINUED OPERATIONS

In January 2008, the Company completed the sale of substantially all of its North American theatrical business, which included the assets of the North American theatrical presenting business and certain theatrical venues, to Key Brand Entertainment Inc. and its lenders for a gross sales price of $90.4 million pursuant to a stock purchase agreement. After fees, expenses, an adjustment to replace the show cash of the North American theatrical business that was previously removed from the operations and utilized by the Company and other adjustments, the Company received approximately $18.5 million of proceeds in 2008, net of cash sold and transaction costs, and received an additional $12.6 million in 2009. The sale of the North American theatrical business resulted in a total pre-tax gain of $17.8 million.

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

In October 2008, the Company sold its non-core events business, along with rights to certain DVD projects, to Events Acquisition Corporation. Events Acquisition Corporation is owned by Michael Cohl who is a former director and executive officer of the Company. The events business included rights or investments in certain non-music and exhibition-style events. The Company will receive approximately $15.4 million for the events business, DVD projects and other rights, in addition to performance-based contingent payments and undistributed profits related to future periods. The Company recorded a $0.8 million pre-tax gain in discontinued operations and a $0.7 million loss in continuing operations in the fourth quarter of 2008. In the third quarter of 2008, the Company recorded a $29.2 million impairment related to the events business, including a $13.0 million impairment of goodwill, and also a $1.5 million impairment related to the DVD projects. In connection with the sale, a number of employees, primarily from the Company’s Miami offices, left the Company to join Mr. Cohl’s new organization.

The Company has reported the North American theatrical business, the motor sports business and the events business as discontinued operations in accordance with FASB Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (and as required by ASC topic 205, Presentation of Financial Statements, topic 225, Income Statement, topic 360, Property, Plant and Equipment, and topic 840, Leases). Accordingly, the results of operations for all periods presented have been reclassified to reflect the North American theatrical business, the motor sports business and the events business as discontinued operations.

Summary operating results of discontinued operations are as follows:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
	(in thousands)
Revenue	$30,065	$149,427
Operating expenses	35,094	122,800
Gain on sale of operating assets	(916)	(2,740)
Other expense (income) — net	(272)	200

Income (loss) before income taxes	(3,841)	29,167
Income tax expense (benefit)	(1,469)	11,651

Income (loss) from discontinued operations before gain on disposal	(2,372)	17,516
Gain (loss) on disposal, net of tax of ($55) and $7,436 for the three and six months, respectively	(84)	11,390

Income (loss) from discontinued operations	(2,456)	28,906
Income (loss) attributable to noncontrolling interests	82	78

Income (loss) attributable to Live Nation, Inc.	$(2,538)	$28,828

There were no operating results from discontinued operations for the three or six months ended June 30, 2009.

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

The following tables present the financial statement line items that were affected by the change in accounting principle:

	June 30, 2009			December 31, 2008
	As Reported under FSP APB 14-1	As Computed Prior to FSP APB 14-1	Effect of Change	As Adjusted for FSP APB 14-1	As Originally Reported	Effect of Change
	(in thousands)
Consolidated Balance Sheets:
Other long-term assets	$231,109	$232,868	$(1,759)	$210,214	$212,148	$(1,934)
Long-term debt	$738,996	$796,291	$(57,295)	$775,483	$837,076	$(61,593)
Additional paid-in capital	$1,088,112	$1,017,553	$70,559	$1,063,564	$993,005	$70,559
Retained deficit (1)	$(503,511)	$(488,488)	$(15,023)	$(373,606)	$(362,706)	$(10,900)

(1)	An adjustment of $3.3 million to increase the retained deficit balance as of January 1, 2008 has been made to reflect the cumulative effect of the change in accounting principle.

	Three Months Ended June 30,
	2009			2008
	As Reported under FSP APB 14-1	As Computed Prior to FSP APB 14-1	Effect of Change	As Adjusted for FSP APB 14-1	As Originally Reported	Effect of Change
	(in thousands, except per share data)
Consolidated Statements of Operations:
Interest expense	$15,951	$13,863	$2,088	$16,321	$14,434	$1,887
Income (loss) from continuing operations	$(26,808)	$(24,720)	$(2,088)	$(437)	$1,450	$(1,887)
Net income (loss) attributable to Live Nation, Inc.	$(27,198)	$(25,110)	$(2,088)	$(652)	$1,235	$(1,887)
Basic and diluted income (loss) per common share attributable to common stockholders:
Income (loss) from continuing operations attributable to Live Nation, Inc.	$(0.33)	$(0.31)	$(0.02)	$0.02	$0.04	$(0.02)
Net income (loss) attributable to Live Nation, Inc.	$(0.33)	$(0.31)	$(0.02)	$(0.01)	$0.01	$(0.02)

	Six Months Ended June 30,
	2009			2008
	As Reported under FSP APB 14-1	As Computed Prior to FSP APB 14-1	Effect of Change	As Adjusted for FSP APB 14-1	As Originally Reported	Effect of Change
	(in thousands, except per share data)
Consolidated Statements of Operations:
Interest expense	$33,264	$29,140	$4,124	$34,087	$30,361	$3,726
Loss from continuing operations	$(129,965)	$(125,841)	$(4,124)	$(71,266)	$(67,540)	$(3,726)
Net loss attributable to Live Nation, Inc.	$(129,905)	$(125,781)	$(4,124)	$(37,893)	$(34,167)	$(3,726)
Basic and diluted loss per common share attributable to common stockholders:
Loss from continuing operations attributable to Live Nation, Inc.	$(1.59)	$(1.54)	$(0.05)	$(0.89)	$(0.84)	$(0.05)
Net loss attributable to Live Nation, Inc.	$(1.59)	$(1.54)	$(0.05)	$(0.50)	$(0.45)	$(0.05)
Consolidated Statements of Cash Flows:
Net loss	$(129,965)	$(125,841)	$(4,124)	$(42,360)	$(38,634)	$(3,726)
Amortization of debt issuance costs	$1,712	$1,886	$(174)	$1,456	$1,630	$(174)
Amortization of debt discount	$4,298	$—	$4,298	$3,900	$—	$3,900

As of June 30, 2009 and December 31, 2008, the carrying amount of the equity component of the notes was $73.0 million. As of June 30, 2009, the principal amount of the liability component (face value of the notes), the unamortized discount and the net carrying amount of the notes was $220.0 million, $57.3 million and $162.7 million, respectively. As of December 31, 2008, the principal amount of the liability component (face value of the notes), the unamortized discount and the net carrying amount of the notes was $220.0 million, $61.6 million and $158.4 million, respectively. The remaining period over which the discount will be amortized is approximately five years. At June 30, 2009, the value of the notes if converted and fully settled in shares does not exceed the principal amount of the notes. For the three and six months ended June 30, 2009 and 2008, the effective interest rate on the liability component of the notes was 9.7%. The following table summarizes the amount of pre-tax interest cost recognized on the notes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)
Interest cost recognized relating to:
Contractual interest coupon	$1,582	$1,582	$3,163	$3,163
Amortization of the discount on the liability	2,175	1,974	4,298	3,900
Amortization of debt issuance costs	175	175	351	351

Total interest cost recognized on the notes	$3,932	$3,731	$7,812	$7,414

See Note 5 for discussion of the accounting for derivative instruments embedded within the 2.875% convertible senior notes.

NOTE 5 — DERIVATIVE INSTRUMENTS

The Company is required to recognize all of its derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. Refer to Note 6 for fair value measurement of derivative instruments. In the first quarter of 2009, the Company adopted the provisions of Statement 161, which required expanded disclosures for derivative instruments. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. The Company formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting. The Company accounts for its derivative instruments that are not designated as hedges at fair value with changes in fair value recorded in earnings. The Company does not enter into derivative instruments for speculation or trading purposes.

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

At June 30, 2009, the Company has interest rate swap agreements which are designated as cash flow hedges for accounting purposes, to effectively convert a portion of its floating-rate debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s variable-rate debt, thus reducing the impact of interest rate changes on future interest cash flows. These contracts involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amount. The Company reclassifies the unrealized gain (loss) from accumulated OCI into earnings when interest expense is recognized on its variable-rate debt. Approximately 76% of the Company’s outstanding term loans under the senior secured credit facility had their interest payments designated as the hedged forecasted transactions under the interest rate swap agreements at June 30, 2009. Information regarding these interest rate swaps as of June 30, 2009 is as follows:

Notional Amount	Receive	Pay	Maturity Date	Loss (Gain) Expected to be Reclassified into Earnings within the Next Twelve Months
(in thousands)
$150,000	Floating	Fixed 3.35%	September 30, 2010	$3,636
162,500	Floating	Fixed 3.29%	March 31, 2011	3,300

$312,500				$6,936

Additionally, the Company has two interest rate swap agreements that have not been designated as hedging instruments. The Company has an interest rate swap agreement to convert a portion of AMG’s long-term debt from floating-rate debt to a fixed-rate basis with a notional amount of $19.5 million. Also, in connection with the financing of the redevelopment of the O 2 Dublin, the Company has an interest rate swap agreement to convert a portion of the long-term debt from floating-rate debt to a fixed-rate basis with a notional amount of $20.8 million.

The Company’s 2.875% convertible senior notes issued in July 2007 include certain provisions which are bifurcated from the notes and accounted for as derivative instruments. At the date of issuance and as of June 30, 2009, the fair value of these provisions is considered de minimis.

The Company uses forward currency contracts to reduce its exposure to foreign currency risk. The principal objective of such contracts is to minimize the risks and/or costs associated with short-term artist fee commitments. At June 30, 2009, the Company has forward currency contracts outstanding with a notional amount of $102.5 million. These forward currency contracts have not been designated as hedging instruments.

The fair value of derivative instruments in the consolidated balance sheet as of June 30, 2009 was as follows:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments
Interest rate swaps	Other long-term assets	$—	Other long-term liabilities	$9,518

Total derivatives designated as hedging instruments		—		9,518

Derivatives not designated as hedging instruments
Interest rate swaps	Other long-term assets	—	Other long-term liabilities	1,565
Forward currency contracts	Other current assets	—	Other current liabilities	5,243
Contingent interest provision on 2.875% convertible senior notes (1)		—		—

Total derivatives not designated as hedging instruments		—		6,808

Total derivatives		$—		$16,326

(1)	At the date of the issuance and as of June 30, 2009, this fair value was considered de minimis.

The effect of derivative instruments on the consolidated statements of operations for the three months ended June 30, 2009 was as follows:

Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(in thousands)
Interest rate swaps	$(1,103)	Interest expense	$(1,659)	Other expense (income) - net	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
(In thousands)
Interest rate swaps	Interest expense	$57
Forward currency contracts	Direct operating expenses	$(6,226)
Contingent interest provision on 2.875% convertible senior notes (1)	Other expense (income) — net	$—

(1)	As of and for the quarter ended June 30, 2009, this provision was considered de minimis and no gain (loss) was recognized.

The effect of derivative instruments on the consolidated statements of operations for the six months ended June 30, 2009 was as follows:

Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(in thousands)
Interest rate swaps	$(2,120)	Interest expense	$(3,480)	Other expense (income) - net	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
(In thousands)
Interest rate swaps	Interest expense	$(398)
Forward currency contracts	Direct operating expenses	$(4,511)
Contractual guarantee (1)	Depreciation and amortization expense	$(2,398)
Contingent interest provision on 2.875% convertible senior notes (2)	Other expense (income) — net	$—

(1)	The contractual guarantee was settled in the first quarter of 2009.

(2)	As of and for the six months ended June 30, 2009, this provision was considered de minimis and no gain (loss) was recognized.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis, as of June 30, 2009 and

December 31, 2008, which are classified as other current assets, other long-term assets, other current liabilities and other long-term liabilities:

	Fair Value Measurements at June 30, 2009				Fair Value Measurements at December 31, 2008
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Investments in Rabbi Trusts	$2,605	$—	$—	$2,605	$2,133	$—	$—	$2,133

Total	$2,605	$—	$—	$2,605	$2,133	$—	$—	$2,133

Liabilities:
Forward currency contracts	$—	$5,243	$—	$5,243	$—	$733	$—	$733
Interest rate swaps	—	11,083	—	11,083	—	12,045	—	12,045
Embedded derivatives	—	—	—	—	—	18,261	—	18,261
Other liabilities	2,605	—	—	2,605	2,133		—	2,133

Total	$2,605	$16,326	$—	$18,931	$2,133	$31,039	$—	$33,172

Investments held in Rabbi Trusts include exchange-traded equity securities and mutual funds. Fair values for these investments are based on quoted prices in active markets. Forward currency contracts are based on observable market transactions of spot and forward rates. Interest rate swaps include plain vanilla swaps. Fair values for these financial instruments are based upon inputs corroborated by observable market data with similar tenors. Embedded derivatives include a bifurcated derivative from a contractual arrangement which was settled in the first quarter of 2009. The fair value of this instrument is based upon inputs that are observable in the market. Other liabilities represent deferred compensation obligations to employees under certain plans. The liabilities related to these plans are adjusted based on changes in the fair value of the underlying employee-directed investments and therefore are classified consistent with the investments.

Due to their short maturity, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximated their fair values at June 30, 2009 and December 31, 2008. The Company’s debt is not publicly-traded and because the majority of the interest on this debt accrues at a variable rate, the carrying amounts of long-term debt typically approximate their fair value, however, due to recent market volatility, a fair value cannot be determined. The 2.875% convertible senior notes can be traded, but not on a public market, and therefore their fair value cannot be approximated at June 30, 2009 and December 31, 2008.

The Company has fixed-rate debt with a noncontrolling interest partner of $42.3 million and $37.8 million at June 30, 2009 and December 31, 2008, respectively. The Company is unable to determine the fair value of this debt.

NOTE 7 — COMMITMENTS AND CONTINGENT LIABILITIES

The Company has leases that contain contingent payment requirements for which payments vary depending on revenue, tickets sold or other variables.

In February 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ticketmaster Entertainment, Inc. (“Ticketmaster”). The Merger Agreement may be terminated by either Live Nation or Ticketmaster under certain circumstances and Live Nation or Ticketmaster may, under certain specified circumstances, be required to pay the other party a termination fee of $15.0 million in addition to the reimbursement of reasonable and documented out-of-pocket expenses incurred by the other party in connection with the transaction.

During 2006, in connection with the Company’s acquisition of Historic Theatre Group, the Company guaranteed obligations related to a lease agreement. In the event of default, the Company could be liable for obligations which have future lease payments (undiscounted) totaling approximately $29.4 million through the end of 2035. The scheduled future minimum rentals for this lease for the years 2009 through 2013 are $1.6 million each year. The venues under the lease agreement were included in the sale of the North American theatrical business. The Company entered into an Assumption Agreement with the buyer in connection with the sale, under which the buyer is assuming the Company’s obligations under the guaranty, however the Company remains contingently liable to the lessor. The Company believes that the likelihood of a material liability being triggered under this lease is remote, and no liability has been accrued for these contingent lease obligations as of June 30, 2009.

As of June 30, 2009 and December 31, 2008, the Company guaranteed the debt of third parties of approximately $4.2 million and $3.5 million, respectively, related to maximum credit limits on employee and tour-related credit cards and bank lines of credit of a nonconsolidated affiliate and a third-party promoter.

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

NOTE 8 — RELATED-PARTY TRANSACTIONS

Transactions with Clear Channel

The Company has two non-employee directors as of June 30, 2009 on its board of directors that are also directors and executive officers of Clear Channel. From time to time, the Company purchases advertising from Clear Channel and its subsidiaries in the ordinary course of business. For the three and six months ended June 30, 2009 and 2008, the Company recorded $1.8 million, $3.7 million, $3.3 million and $5.4 million, respectively, as components of direct operating expenses and selling, general and administrative expenses for these advertisements.

Other Related Parties

During the six months ended June 30, 2009 and 2008, the Company paid $6.6 million and $10.2 million, respectively, in connection with two acquisitions of companies owned by various members of management of the Company’s subsidiaries. The acquired companies held the leases of two venues.

During the six months ended June 30, 2009, the Company received $10.0 million as a deposit for the future sale of interests in three venues to an entity partially owned by an employee of one of the Company’s subsidiaries.

The Company conducts certain transactions in the ordinary course of business with companies that are owned, in part or in total, by various members of management of the Company’s subsidiaries or companies over which the Company has significant influence. These transactions primarily relate to venue rentals, including a rental advance in 2008, concession services, equipment rentals, ticketing, marketing and other services and reimbursement of certain costs. Expenses of $3.4 million, $4.8 million, $7.1 million and $12.3 million were incurred for the three and six months ended June 30, 2009 and 2008, respectively, and revenue of $0.2 million, $0.6 million, $1.1 million and $1.3 million was earned for those same periods, respectively, from these companies for services rendered or provided in relation to these business ventures.

None of these transactions were with directors or executive officers of the Company.

NOTE 9 — INCOME TAXES

The Company customarily calculates interim effective tax rates in accordance with Accounting Principles Board Opinion 28, Interim Financial Reporting (“APB 28”) (and as required by ASC topic 225, Income Statement, topic 270, Interim Reporting, topic 450, Contingencies, and topic 740, Income Taxes). As required by APB 28, the Company applies the estimated annual effective tax rate to year-to-date pretax income (or loss) at the end of each interim period to compute a year-to-date tax expense (or benefit). FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods – an interpretation of APB Opinion No. 28 (and as required by ASC topic 740, Income Taxes), requires departure from customary effective tax rate computations when losses incurred within tax jurisdictions cannot be carried back and future profits associated with operations in those tax jurisdictions cannot be assured beyond any reasonable doubt. Accordingly, the Company has calculated an expected annual effective tax rate of 27%, excluding significant, unusual or extraordinary items, for ordinary income associated with operations, which are principally outside of the United States, for which the Company currently expects to have annual taxable income. That effective tax rate has been applied to year-to-date earnings for those operations for which the Company currently expects to have taxable income. The Company has not recorded tax benefits associated with losses from operations for which future taxable income cannot be reasonably assured. As required by APB 28, the Company also includes tax effects of significant, unusual or extraordinary items in income tax expense in the interim period in which they occur.

The net income tax from continuing operations is $11.4 million for the six months ended June 30, 2009. The components of tax expense that contributed to the net income tax expense included state and local taxes of $1.2 million, tax reserve accruals and settlements of uncertain tax positions of $1.3 million, income taxes pertaining to the Company’s non-U.S. operations of $9.7 million (which reflect an effective tax rate for those jurisdictions of 27%) and other discrete items of ($0.8) million, including reversals of valuation allowances recorded against deferred tax assets.

During the first six months of 2009, an effective tax rate of 27% was applied to year-to-date earnings in taxable jurisdictions in which the Company expects to have taxable income. During the first six months of 2008, the effective tax rate applied to year-to-date earnings in taxable jurisdictions for which the Company expected to have taxable income was 35.0%. The decrease in the effective tax rate applied during 2009 is principally related to lower permanent differences as a percentage of pre-tax income relative to 2008. During the first six months of 2009, current income tax expense increased $18.2 million relative to the first six months of 2008 due principally to the recognition of tax benefits during the first six months of 2008 associated with the sale of the Company’s North American theatrical business for which no corresponding tax benefit is recognized in the first six months of 2009.

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

NOTE 10 — STOCKHOLDERS’ EQUITY

Noncontrolling Interests

The following table shows the reconciliation of the carrying amount of total stockholders’ equity, stockholders’ equity attributable to Live Nation, Inc. and stockholders’ equity attributable to noncontrolling interests:

	Live Nation, Inc. Stockholders’ Equity	Noncontrolling Interests	Comprehensive Income (Loss)	Total
	(in thousands)
Balances at December 31, 2008	$681,921	$61,722	$—	$743,643
Non-cash compensation	27,218	—		27,218
Purchase of common shares	(5,802)	—		(5,802)
Sale of common shares	1,553	—		1,553
Acquisitions	—	2,146		2,146
Cash dividends	—	(300)		(300)
Comprehensive income (loss):
Net loss	(129,905)	(60)	(129,965)	(129,965)
Realized loss on cash flow derivatives	3,480	—	3,480	3,480
Unrealized loss on cash flow derivatives	(2,120)	—	(2,120)	(2,120)
Change in funded status of defined benefit pension plan	(16)	—	(16)	(16)
Currency translation adjustment	(1,628)	3,782	2,154	2,154

Total comprehensive loss			$(126,467)	(126,467)

Balances at June 30, 2009	$574,701	$67,290		$641,991

Earnings per Share

The Company computes net income per common share in accordance with FASB Statement of Financial Accounting Standards No. 128, Earnings per Share (“Statement 128”) (and as required by ASC topic 260, Earnings per Share) under the two-class method. Under the provisions of Statement 128, basic net income per common share is computed by dividing the net income applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income per common share adjusts basic net income per common share for the effects of stock options, restricted stock and other potentially dilutive financial instruments only in the periods in which such effect is dilutive. Dilutive securities at June 30, 2009 include 952,675 shares of nonvested restricted stock. The nonvested restricted stockholders are entitled to participate in dividends declared on common stock as if the shares were fully vested. As a result, for purposes of calculating basic earnings per common share, income attributable to unvested restricted stockholders is excluded from net income. As the Company has a net loss for the three months ended June 30, 2009 and the six months ended June 30, 2009 and 2008, no loss has been allocated to the nonvested restricted stockholders.

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Income (loss) from continuing operations attributable to common stockholders – basic	$(27,198)	$1,779	$(129,905)	$(66,799)
Effect of dilutive securities:
Income attributable to unvested restricted stockholders	—	25	—	—
2.875% convertible senior notes	—	—	—	—
Net loss reallocated to unvested restricted stockholders	—	(22)	—	—

Total income (loss) from continuing operations – diluted	$(27,198)	$1,782	$(129,905)	$(66,799)

Weighted average common shares – basic	83,612	75,721	81,618	75,353
Effect of dilutive securities:
Stock options, restricted stock and warrants	—	1,071	—	—
2.875% convertible senior notes	—	—	—	—

Weighted average common shares – diluted	83,612	76,792	81,618	75,353

Income (loss) from continuing operations per common share:
Basic	$(0.33)	$0.02	$(1.59)	$(0.89)
Diluted	$(0.33)	$0.02	$(1.59)	$(0.89)

The calculation of diluted net income (loss) per common share includes the effects of the assumed exercise of any outstanding stock options and warrants, the assumed vesting of shares of restricted stock and the assumed conversion of the

2.875% convertible senior notes where dilutive. The following table shows all potentially dilutive securities excluded from the calculation of diluted net income (loss) per common share because such securities are anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Options to purchase shares of common stock	7,153	2,064	7,153	4,301
Restricted stock awards	953	150	953	1,080
Warrants	500	500	500	500
Conversion shares related to 2.875% convertible senior notes	8,105	8,105	8,105	8,105

Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	16,711	10,819	16,711	13,986

Stock-based Compensation

The following table sets forth stock-based compensation expense related to nonvested stock-based compensation arrangements for stock options and restricted stock awards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Selling, general and administrative expenses	$1,154	$316	$2,285	$1,761
Corporate expenses	1,956	295	4,464	2,614

Total stock-based compensation expense	$3,110	$611	$6,749	$4,375

As of June 30, 2009, there was $22.5 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements for stock options and restricted stock awards. This cost is expected to be recognized over the next five years.

NOTE 11 — SEGMENT DATA

The Company’s reportable segments are North American Music, International Music and Ticketing. Prior to 2009, the Company reported an Artist Nation segment, which is now reported in the North American Music and International Music segments. This change has been made to be consistent with the way the Company is now managing its business. The Company’s business formerly reported as Artist Nation includes the promotion and/or production of global tours and also provides other services to artists. These artist relationships tend to be long-term and typically involve multiple revenue streams for an artist. The Company enters into these relationships in order to fill the distribution platform of the businesses with recurring events, both domestically and internationally. This is not a separate part of these businesses but rather is just one more facet of the North American Music and International Music segments. Therefore, the Company is now allocating these activities based on where the profits for services to these artists are being generated.

The North American Music segment principally involves the promotion of live music events in the Company’s owned and/or operated venues and in rented third-party venues and the operation and management of music venues primarily in the United States and Canada, as well as providing various services to artists including merchandise, artist fan sites and VIP tickets, broadcasting/digital media rights, sponsorship and marketing services. The International Music segment principally involves the promotion of live music events in the Company’s owned and/or operated venues and in rented third-party venues, the production of music festivals and the operation and management of music venues outside of North America. The Ticketing segment principally involves the management of the Company’s ticketing operations and online and wireless distribution activities, including the enhancement of the Company’s primary website, www.livenation.com, in addition to management of the Company’s information technology operations. Other operations include the Company’s United Kingdom theatrical venue business and other businesses.

The Company has reclassified all periods presented to conform to the current period presentation. Corporate expenses, interest income, interest expense, equity in losses (earnings) of nonconsolidated affiliates, other expense (income) — net, income tax expense (benefit) and net income (loss) attributable to noncontrolling interests are managed on a total company basis.

	North American Music	International Music	Ticketing	Other	Corporate	Consolidated
	(in thousands)
Three Months Ended June 30, 2009
Revenue	$693,413	$332,302	$20,182	$17,118	$—	$1,063,015
Direct operating expenses	564,900	266,558	6,700	3,827	573	842,558
Selling, general and administrative expenses	100,120	41,793	11,825	7,332	—	161,070
Depreciation and amortization	22,493	9,293	3,076	1,450	573	36,885
Loss (gain) on sale of operating assets	(816)	98	—	—	—	(718)
Corporate expenses	—	—	—	—	11,778	11,778
Acquisition transaction expenses	—	16	—	—	14,861	14,877

Operating income (loss)	$6,716	$14,544	$(1,419)	$4,509	$(27,785)	$(3,435)

Three Months Ended June 30, 2008
Revenue	$691,798	$409,704	$7,308	$20,925	$—	$1,129,735
Direct operating expenses	541,121	340,577	3,423	6,595	—	891,716
Selling, general and administrative expenses	104,030	45,559	6,558	10,522	—	166,669
Depreciation and amortization	21,031	7,638	1,618	2,024	731	33,042
Loss (gain) on sale of operating assets	(110)	(6)	—	(19)	135	—
Corporate expenses	—	—	—	—	10,474	10,474
Acquisition transaction expenses	—	—	—	—	—	—

Operating income (loss)	$25,726	$15,936	$(4,291)	$1,803	$(11,340)	$27,834

Six Months Ended June 30, 2009
Revenue	$1,015,587	$483,693	$30,297	$32,696	$—	$1,562,273
Direct operating expenses	819,594	380,437	11,675	6,933	84	1,218,723
Selling, general and administrative expenses	195,251	75,722	22,628	14,674	—	308,275
Depreciation and amortization	53,050	16,946	6,594	2,849	859	80,298
Gain on sale of operating assets	(866)	(116)	—	(4)	—	(986)
Corporate expenses	—	—	—	—	25,094	25,094
Acquisition transaction expenses	—	145	—	—	18,590	18,735

Operating income (loss)	$(51,442)	$10,559	$(10,600)	$8,244	$(44,627)	$(87,866)

Identifiable assets	$1,790,842	$1,065,270	$46,923	$185,348	$48,201	$3,136,584
Capital expenditures	$13,553	$4,956	$5,085	$597	$446	$24,637
Six Months Ended June 30, 2008
Revenue	$1,026,823	$571,859	$13,026	$50,716	$—	$1,662,424
Direct operating expenses	806,878	463,810	5,507	17,832	—	1,294,027
Selling, general and administrative expenses	198,815	85,676	13,730	22,845	—	321,066
Depreciation and amortization	41,016	18,209	2,019	4,204	1,823	67,271
Loss (gain) on sale of operating assets	(115)	43	—	(83)	604	449
Corporate expenses	—	—	—	—	22,115	22,115
Acquisition transaction expenses	—	—	—	—	—	—

Operating income (loss)	$(19,771)	$4,121	$(8,230)	$5,918	$(24,542)	$(42,504)

Identifiable assets	$1,865,956	$1,031,903	$29,929	$347,169	$82,480	$3,357,437
Capital expenditures	$17,322	$45,930	$9,574	$1,622	$1,634	$76,082

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Live Nation” (which may be referred to as “we,” “us” or “our”) means Live Nation, Inc. and its subsidiaries, or one of our segments or subsidiaries, as the context requires. You should read the following discussion of our financial condition and results of operations together with the unaudited consolidated financial statements and notes to the financial statements included elsewhere in this quarterly report.

Special Note About Forward-Looking Statements

Certain statements contained in this quarterly report (or otherwise made by us or on our behalf from time to time in other reports, filings with the Securities and Exchange Commission, or the SEC, news releases, conferences, internet postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, notwithstanding that such statements are not specifically identified. Forward-looking statements include, but are not limited to, statements about our financial position, business strategy, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition, our pending merger with Ticketmaster Entertainment, Inc., the effects of future legislation or regulations and plans and objectives of our management for future operations. We have based our forward-looking statements on our beliefs and assumptions based on information available to us at the time the statements are made. Use of the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “outlook,” “could,” “target,” “project,” “seek,” “predict,” or variations of such words and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth under Item 1A.—Risk Factors in our 2008 Form 10-K, as amended and as updated by our Current Report on Form 8-K filed with the SEC on May 28, 2009, as well as other factors described herein or in our annual, quarterly and other reports we file with the SEC (collectively, “cautionary statements”). Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. We do not intend to update these forward-looking statements, except as required by applicable law.

Executive Overview

Our mission is to maximize the results generated by the live concert experience, driven by connecting to our artists, fans and sponsors. The highlights for each of our segments for the second quarter of 2009 were:

North American Music

•

In North American Music, we are continuing to see the impact of our 2009 plan to reduce our less profitable events, thereby lowering our overall show count. This is reflected in the drop in the number of shows by 297 to a total of 2,360 events, with only a 53,000 drop in total attendance as attendance per event increased by 12%.

•	We continue to focus on our key profit drivers from our shows. In the second quarter, as compared to the same period in the prior year, these results include:

•	a 3.5% increase in ancillary revenue per fan at our owned and/or operated amphitheaters to $18.28 per person; and

•

a 13% decrease in the average operating costs per attendee and a 20% decrease in the average marketing costs per attendee at all of our promoted events during the period resulting primarily from our cost-saving initiatives.

•

We successfully launched a new program to help our fans buy tickets to our events through our ‘No Service Fee Wednesday’ promotion. Through this program, we have sold nearly 500,000 tickets to our shows in the second quarter. We believe that this program helps to sell a portion of what are otherwise unsold seats for events.

International Music

•	International Music continues to show strong promotion activity. Events increased 33% over the second quarter of 2008 to a total of 1,264 promoted events.

•

Our attendance decreased by approximately 0.4 million fans over the prior period. This is driven by touring exhibition events that typically have lower attendance per event, as well as the timing of global tours.

•

Festivals performed well in the second quarter, including the U.K. Download and Hard Rock Calling festivals, which experienced an increase in attendees as well as growth in food and beverage per attendee largely as a result of new concession agreements. We had three fewer festivals in the second quarter of 2009 as compared to last year, but total attendance at our festivals was only down 1%.

•	We added to our international footprint through an exclusive promotion agreement with BIG Concerts International in South Africa.

Ticketing

•

In December 2008, we launched our new ticketing platform to sell tickets to events at most of our owned and/or operated venues in North America. We also began selling tickets in some international cities in October 2008 through CTS Eventim.

•

Since the beginning of 2009, we have sold 7.6 million tickets globally, including 4.3 million tickets sold in the second quarter of 2009 (excluding an additional 1.4 million tickets sold at the box offices directly for which Ticketing does not earn any service charges). Although we are currently selling tickets for events in future quarters, the ticket service charges are recognized as revenue only upon completion of the event.

•	In June 2009, our LiveNation.com network was ranked 7th by Nielsen NetView among the most-visited domestic music websites, with 4.3 million unique visitors in the month.

Other Information

•

As of June 30, 2009, we have 576 local, national and international corporate sponsors. Some of our new sponsorship arrangements in the second quarter of 2009 include Barclaycard, Microsoft IE8 and Comcast. Sponsorship revenue was flat in the second quarter of 2009 as compared to last year, at $45.1 million for the quarter.

•

We continue the process of seeking regulatory approval for our pending merger with Ticketmaster Entertainment, Inc., which we announced in February 2009. We currently expect that this transaction will be completed in the fourth quarter of 2009.

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

Segment Overview

Our reportable segments are North American Music, International Music and Ticketing. In addition, we have United Kingdom theatrical venue operations and other businesses which are included under other operations. Prior to 2009, we reported an Artist Nation segment, which is now reported in the North American Music and International Music segments. This change has been made to be consistent with the way we are now managing the business. Our business formerly reported as Artist Nation includes the promotion and/or production of global tours and also provides other services to artists. These artist relationships tend to be long-term and typically involve multiple revenue streams for an artist. We enter into these relationships in order to fill the distribution platform of our businesses with recurring events, both domestically and internationally. This is not a separate part of these businesses but rather is just one more facet of our North American Music and International Music segments. Therefore, we are now allocating these activities based on where the profits for services to these artists are being generated.

The segment results for all periods presented have been reclassified to conform to the current year presentation.

North American Music

Our North American Music segment principally involves the promotion of live music events in our owned and/or operated venues and in rented third-party venues and the operation and management of music venues primarily in the United States and Canada, as well as providing various services to artists. While our North American Music segment operates year-

round, we experience higher revenue during the second and third quarters due to the seasonal nature of shows at our outdoor amphitheaters, which primarily occur May through September.

To judge the health of our North American Music segment, we primarily monitor the number of confirmed events in our network of owned and/or operated and third-party venues, talent fees, average paid attendance, total revenue per fan and advance ticket sales. In addition, at our owned and/or operated venues, we monitor attendance, ancillary revenue per fan, premium seat sales and corporate sponsorship sales.

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

Ticketing

Our Ticketing segment manages our digital platform and the new Live Nation ticketing platform which was launched in December 2008. This segment is involved in managing our internal ticketing operations and online distribution activities, including the ongoing enhancement of our primary website, www.livenation.com, and our information technology operations.

To judge the health of our Ticketing segment, we primarily review the number of tickets sold through our ticketing operations, the percentage of visitors to our website that buy tickets, the number of unique visitors to our websites and the overall number of customers in our database.

Consolidated Results of Operations

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2009	2008	Change	2009	2008	Change
(in thousands)
Revenue	$1,063,015	$1,129,735	(6)%	$1,562,273	$1,662,424	(6)%
Operating expenses:
Direct operating expenses	842,558	891,716	(6)%	1,218,723	1,294,027	(6)%
Selling, general and administrative expenses	161,070	166,669	(3)%	308,275	321,066	(4)%
Depreciation and amortization	36,885	33,042	12%	80,298	67,271	19%
Loss (gain) on sale of operating assets	(718)	—	**	(986)	449	**
Corporate expenses	11,778	10,474	12%	25,094	22,115	13%
Acquisition transaction expenses	14,877	—	**	18,735	—	**

Operating income (loss)	(3,435)	27,834	**	(87,866)	(42,504)	**
Operating margin	(0.3)%	2.5%		(5.6)%	(2.6)%
Interest expense	15,951	16,321		33,264	34,087
Interest income	(589)	(3,266)		(1,671)	(5,428)
Equity in (earnings) losses of nonconsolidated affiliates	(908)	1,396		(1,483)	1,108
Other expense (income)—net	(1,086)	(252)		609	(1,115)

Income (loss) from continuing operations before income taxes	(16,803)	13,635		(118,585)	(71,156)
Income tax expense (benefit):
Current	10,151	11,431		12,672	(5,552)
Deferred	(146)	2,641		(1,292)	5,662

Loss from continuing operations	(26,808)	(437)		(129,965)	(71,266)
Income (loss) from discontinued operations, net of tax	—	(2,456)		—	28,906

Net loss	(26,808)	(2,893)		(129,965)	(42,360)
Net income (loss) attributable to noncontrolling interests	390	(2,241)		(60)	(4,467)

Net loss attributable to Live Nation, Inc.	$(27,198)	$(652)		$(129,905)	$(37,893)

Note:	Non-cash compensation expense of $1.9 million, $0.1 million, $3.8 million and $2.4 million is included in corporate expenses and of $1.5 million, $2.4 million, $2.7 million and $4.4 million is included in selling, general and administrative expenses for the three months ended June 30, 2009 and 2008 and the six months ended June 30, 2009 and 2008, respectively. No non-cash compensation expense is included in discontinued operations for the three months ended June 30, 2008 and $(0.9) million of non-cash compensation expense is included in discontinued operations for the six months ended June 30, 2008.

**	Percentages are not meaningful.

Key Operating Metrics

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Estimated Events
North American Music promotions:
Owned and/or operated amphitheaters	230	253	250	260
All other	2,130	2,404	3,920	4,478

Total estimated North American Music promotions	2,360	2,657	4,170	4,738
North American Music third-party rentals at our owned and/or operated venues	1,340	1,488	2,443	2,600
International Music promotions	1,264	952	2,120	1,612
International Music third-party rentals at our owned and/or operated venues	749	735	1,420	1,363
United Kingdom theater promotions	—	62	—	225
United Kingdom theater third-party rentals at our owned and/or operated venues	1,140	1,106	2,161	2,186

Total estimated events	6,853	7,000	12,314	12,724

Estimated Attendance (rounded)
North American Music promotions:
Owned and/or operated amphitheaters	2,717,000	2,699,000	2,792,000	2,737,000
All other	5,102,000	5,173,000	8,652,000	9,811,000

Total estimated North American Music promotions	7,819,000	7,872,000	11,444,000	12,548,000
North American Music third-party rentals at our owned and/or operated venues	847,000	907,000	1,311,000	1,610,000
International Music promotions	3,333,000	3,736,000	5,375,000	5,448,000
International Music third-party rentals at our owned and/or operated venues	1,125,000	947,000	2,045,000	1,759,000
United Kingdom theater promotions	—	64,000	—	240,000
United Kingdom theater third-party rentals at our owned and/or operated venues	1,121,000	1,092,000	2,255,000	2,380,000

Total estimated attendance	14,245,000	14,618,000	22,430,000	23,985,000

Note:	Events generally represent a single performance by an artist for both promotions and third-party rentals. Attendance generally represents the number of fans who were present at an event. Festivals are counted as one event in the quarter in which the festival begins but attendance is split over the days of the festival and can be split between quarters. Events and attendance metrics are estimated each quarter. Adjustments to previously reported quarters are only included in the current year-to-date events and attendance metrics.

Promotions listed above include events in our owned and/or operated venues as well as events we promote in third-party venues. Excluded from the table above are events and attendance that occurred in the North American theatrical business that was sold in January 2008 and our motor sports business that was sold in September 2008.

Revenue

Our revenue decreased $66.7 million, or 6%, during the three months ended June 30, 2009 as compared to the same period of the prior year primarily due to a decrease in revenue in our International Music segment of $77.4 million, partially offset by an increase in revenue in our Ticketing segment of $12.9 million. Included in the decrease in revenue for the three months ended June 30, 2009 is approximately $86.3 million of decreases from foreign exchange rates as compared to the same period of 2008.

Our revenue decreased $100.2 million, or 6%, during the six months ended June 30, 2009 as compared to the same period of the prior year primarily due to decreases in revenue in our International Music segment, North American Music segment and other operations of $88.2 million, $11.2 million and $18.0 million, respectively, partially offset by an increase in revenue in our Ticketing segment of $17.3 million. Included in the decrease in revenue for the six months ended June 30, 2009 is approximately $134.9 million of decreases from foreign exchange rates as compared to the same period of 2008.

More detailed explanations of these changes are included in the applicable segment discussions below.

Direct operating expenses

Our direct operating expenses decreased $49.2 million, or 6%, during the three months ended June 30, 2009 as compared to the same period of the prior year primarily due to a decrease in our International Music segment of $74.0 million, partially offset by an increase in our North American Music segment of $23.8 million. Included in the decrease in direct operating expenses for the three months ended June 30, 2009 is approximately $68.4 million of decreases from foreign exchange rates as compared to the same period of 2008.

Our direct operating expenses decreased $75.3 million, or 6%, during the six months ended June 30, 2009 as compared to the same period of the prior year primarily due to decreases in our International Music segment and other operations of $83.4 million and $10.9 million, respectively, partially offset by an increase in our North American Music segment of $12.7 million. Included in the decrease in direct operating expenses for the six months ended June 30, 2009 is approximately $103.9 million of decreases from foreign exchange rates as compared to the same period of 2008.

Direct operating expenses include artist fees, show-related marketing and advertising expenses along with other costs.

More detailed explanations of these changes are included in the applicable segment discussions below.

Selling, general and administrative expenses

Our selling, general and administrative expenses decreased $5.6 million, or 3%, during the three months ended June 30, 2009 as compared to the same period of the prior year primarily due to decreases in our International Music segment, North American Music segment and other operations of $3.8 million, $3.9 million and $3.2 million, respectively, partially offset by an increase in our Ticketing segment of $5.3 million. Included in the decrease in selling, general and administrative expenses for the three months ended June 30, 2009 is approximately $10.3 million of decreases from foreign exchange rates as compared to the same period of 2008.

Our selling, general and administrative expenses decreased $12.8 million, or 4%, during the six months ended June 30, 2009 as compared to the same period of the prior year primarily due to decreases in our International Music segment, North American Music segment and other operations of $10.0 million, $3.6 million and $8.2 million, respectively, partially offset by an increase in our Ticketing segment of $8.9 million. Included in the decrease in selling, general and administrative expenses for the six months ended June 30, 2009 is approximately $22.1 million of decreases from foreign exchange rates as compared to the same period of 2008.

More detailed explanations of these changes are included in the applicable segment discussions below.

Depreciation and amortization

Our depreciation and amortization expense increased $3.8 million, or 12%, during the three months ended June 30, 2009 as compared to the same period of the prior year primarily due to increases in depreciation and amortization in our International Music segment and Ticketing segment of $1.7 million and $1.5 million, respectively.

Our depreciation and amortization expense increased $13.0 million, or 19%, during the six months ended June 30, 2009 as compared to the same period of the prior year primarily due to an increase in depreciation and amortization in our North American Music segment of $12.0 million.

More detailed explanations of these changes are included in the applicable segment discussions below.

Acquisition transaction expenses

Acquisition transaction expenses increased $14.9 million during the three months ended June 30, 2009 as compared to the same period of the prior year primarily due to costs associated with our pending merger with Ticketmaster Entertainment, Inc., or the Merger.

Acquisition transaction expenses increased $18.7 million during the six months ended June 30, 2009 as compared to the same period of the prior year primarily due to costs associated with the Merger.

Interest expense

Interest expense for the three and six months ended June 30, 2009 is relatively unchanged as compared to the same periods in the prior year.

Our ending debt balances and weighted average cost of debt, including redeemable preferred stock and excluding the debt discount on our convertible notes, were $888.8 million and 5.53%, respectively, at June 30, 2009 and $834.1 million and 5.38%, respectively, at June 30, 2008.

Income Taxes

We customarily calculate interim effective tax rates in accordance with Accounting Principles Board Opinion 28, Interim Financial Reporting, or APB 28 (and as required by ASC topic 225, Income Statement, topic 270, Interim Reporting, topic 450, Contingencies, and topic 740, Income Taxes). As required by APB 28, we apply the estimated annual effective tax rate to year-to-date pretax income (or loss) at the end of each interim period to compute a year-to-date tax expense (or benefit). Financial Accounting Standards Board, or FASB, Interpretation No. 18, Accounting for Income Taxes in Interim Periods – an interpretation of APB Opinion No. 28, (and as required by ASC topic 740, Income Taxes), requires departure from customary effective tax rate computations when losses incurred within tax jurisdictions cannot be carried back and future profits associated with operations in those tax jurisdictions cannot be assured beyond any reasonable doubt. Accordingly, we have calculated an expected annual effective tax rate of 27%, excluding significant, unusual or extraordinary items, for ordinary income associated with operations, which are principally outside of the United States, for which we currently expect to have annual taxable income. That effective tax rate has been applied to year-to-date earnings for those operations for which we currently expect to have taxable income. We have not recorded tax benefits associated with losses from operations for which future taxable income cannot be reasonably assured. As required by APB 28, we also include tax effects of significant, unusual or extraordinary items in income tax expense in the interim period in which they occur.

The net income tax from continuing operations is $11.4 million for the six months ended June 30, 2009. The components of tax expense that contributed to the net tax expense included state and local taxes of $1.2 million, tax reserve accruals and settlements of uncertain tax positions of $1.3 million, income taxes pertaining to our non-U.S. operations of $9.7 million (which reflect an effective tax rate for those jurisdictions of 27%) and other discrete items of ($0.8) million, including reversals of valuation allowances recorded against deferred tax assets.

During the first six months of 2009, the effective tax rate applied to year-to-date earnings in taxable jurisdictions for which we expect to have taxable income was 27%. During the first six months of 2008, an effective tax rate of 35% was applied to year-to-date earnings in taxable jurisdictions for which we expected to have taxable income. The decrease in the effective tax rate applied during 2009 is principally related to lower permanent differences as a percentage of pre-tax income relative to 2008. During the first six months of 2009, current income tax expense from continuing operations increased $18.2 million relative to the first six months of 2008 due principally to the recognition of tax benefits during the first six months of 2008 associated with the sale of our North American theatrical business for which no corresponding tax benefit is recognized in the first six months of 2009.

We have U.S. federal net operating loss carry forwards that, if not used, will expire between calendar years 2009 and 2029. The amounts of net operating loss carry forwards that will expire in 2009 and 2010 if not used are $25.6 million and $8.1 million, respectively.

Discontinued Operations

In January 2008, we completed the sale of substantially all of our North American theatrical business, which included the assets of the North American theatrical presenting business and certain theatrical venues, to Key Brand Entertainment Inc. and its lenders for a gross sales price of $90.4 million pursuant to a stock purchase agreement. After fees, expenses, an adjustment to replace the show cash of the North American theatrical business that was previously removed from the operations and utilized by us and other adjustments, we received approximately $18.5 million of proceeds in 2008, net of cash sold and transaction costs, and received an additional $12.6 million in 2009. The sale of the North American theatrical business resulted in a total pre-tax gain of $17.8 million.

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

In October 2008, we sold our non-core events business, along with rights to certain DVD projects, to Events Acquisition Corporation. Events Acquisition Corporation is owned by Michael Cohl who is a former director and executive officer of the company. The events business included rights or investments in certain non-music and exhibition-style events. We will receive approximately $15.4 million for the events business, DVD projects and other rights, in addition to performance-based contingent payments and undistributed profits related to future periods. We recorded an $0.8 million pre-tax gain in discontinued operations and a $0.7 million loss in continuing operations in the fourth quarter of 2008. In the third quarter of 2008, we recorded a $29.2 million impairment related to the events business, including a $13.0 million impairment of goodwill, and also a $1.5 million impairment related to the DVD projects.

North American Music Results of Operations

Our North American Music segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2009	2008		2009	2008
Revenue	$693,413	$691,798	—	$1,015,587	$1,026,823	(1)%
Direct operating expenses	564,900	541,121	4%	819,594	806,878	2%
Selling, general and administrative expenses	100,120	104,030	(4)%	195,251	198,815	(2)%
Depreciation and amortization	22,493	21,031	7%	53,050	41,016	29%
Gain on sale of operating assets	(816)	(110)	**	(866)	(115)	**

Operating income (loss)	$6,716	$25,726	(74)%	$(51,442)	$(19,771)	**

Operating margin	1.0%	3.7%		(5.1)%	(1.9)%

**	Percentages are not meaningful.

Three Months

North American Music revenue increased $1.6 million during the three months ended June 30, 2009 as compared to the same period of the prior year. Excluding the decrease of $11.3 million related to the impact of changes in foreign exchange rates, revenue increased $12.9 million, or 2%, primarily due to incremental revenue of $23.9 million related to the effect of our acquisitions of De-Lux Merchandise Company Limited, or De-Lux, in October 2008 and certain assets of Fantasma Productions Inc. of Florida, or Fantasma, in May 2008 and also incremental revenue related to the opening of House of Blues clubs in Houston in October 2008 and Boston in February 2009. In addition, there was an increase in the number of events and attendees per event at arena shows. Offsetting these increases was an overall decrease in the number of events and attendance for theaters, clubs and other third-party venues along with a reduction in special events at our House of Blues clubs.

North American Music direct operating expenses increased $23.8 million, or 4%, during the three months ended June 30, 2009 as compared to the same period of the prior year. Excluding the decrease of $10.3 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $34.1 million, or 6%, primarily due to incremental direct operating expenses of $22.8 million related to the acquisitions noted above, along with incremental expenses related to the opening of the two House of Blues clubs. In addition, there were more arena shows with higher show costs in the second quarter of 2009. Partially offsetting these increases were lower expenses associated with the decreased number of events for theaters, clubs and other third-party venues, lower operating and marketing costs per attendee and a reduction in special events at our House of Blues clubs.

North American Music selling, general and administrative expenses decreased $3.9 million, or 4%, during the three months ended June 30, 2009 as compared to the same period of the prior year. Excluding the decrease of $0.6 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses decreased $3.3 million, or 3%, primarily due to cost-saving initiatives, partially offset by incremental selling, general and administrative expenses of $1.0 million related to the acquisitions noted above.

The decrease in operating income for North American Music was primarily related to reduced show results driven by a lower number of events and a reduction in the average results from the events.

Six Months

North American Music revenue decreased $11.2 million, or 1%, during the six months ended June 30, 2009 as compared to the same period of the prior year. Excluding the decrease of $18.6 million related to the impact of changes in foreign exchange rates, revenue increased $7.4 million, or 1%, primarily due to incremental revenue of $27.1 million related to the effect of our acquisitions of De-Lux and Fantasma, incremental revenue related to the opening of our House of Blues clubs in Houston and Boston and increased attendance and average ticket prices at third-party arenas, partially offset by an overall decrease in the number of events and attendance for theaters, clubs and other third-party venues and a reduction in special events at our House of Blues clubs.

North American Music direct operating expenses increased $12.7 million, or 2%, during the six months ended June 30, 2009 as compared to the same period of the prior year. Excluding the decrease of $16.6 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $29.3 million, or 4%, primarily due to incremental direct operating expenses of $25.7 million related to the acquisitions noted above, along with incremental expenses related to the opening of our two House of Blues clubs and also higher costs for arena shows due to the increased attendance, partially offset by lower overall expenses associated with the decreased number of events and House of Blues clubs special events.

North American Music selling, general and administrative expenses decreased $3.6 million, or 2%, during the six months ended June 30, 2009 as compared to the same period of the prior year. Excluding the decrease of $1.4 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses decreased $2.2 million, or 1%, primarily due to cost-saving initiatives, partially offset by incremental selling, general and administrative expenses of $1.8 million related to the acquisitions noted above.

North American Music depreciation and amortization expense increased $12.0 million, or 29%, during the six months ended June 30, 2009 as compared to the same period of the prior year primarily due to impairments of $9.8 million recorded during 2009 related to two theaters and four clubs.

The increased operating loss for North American Music was primarily a result of reduced show results driven by a lower number of events and the impairment charge recorded in the first quarter of 2009.

International Music Results of Operations

Our International Music segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2009	2008		2009	2008
Revenue	$332,302	$409,704	(19)%	$483,693	$571,859	(15)%
Direct operating expenses	266,558	340,577	(22)%	380,437	463,810	(18)%
Selling, general and administrative expenses	41,793	45,559	(8)%	75,722	85,676	(12)%
Depreciation and amortization	9,293	7,638	22%	16,946	18,209	(7)%
Loss (gain) on sale of operating assets	98	(6)	* *	(116)	43	**
Acquisition transaction expenses	16	—	* *	145	—	**

Operating income	$14,544	$15,936	(9)%	$10,559	$4,121	**

Operating margin	4.4%	3.9%		2.2%	0.7%

**	Percentages are not meaningful.

Three Months

International Music revenue decreased $77.4 million, or 19%, during the three months ended June 30, 2009 as compared to the same period of the prior year. Excluding the decrease of $68.5 million related to the impact of changes in foreign exchange rates, revenue decreased $8.9 million, or 2%, primarily due to a decline in revenue of $14.6 million related to the effect of the divestiture of Friends & Partners Italia S.r.l., or F&P Italia, in July 2008, a decline in promotion activity in the United Kingdom, Italy and the Netherlands, along with decreased revenue from the timing of global tours in 2009. Partially offsetting these decreases were increases due to incremental revenue of $2.9 million related to the effect of our acquisitions of Lugerinc. AB and Moondog Entertainment AB, or Luger and Moondog, in June 2008, Brand New Live B.V.,

or Brand New Live, in February 2009 and Tecjet Limited, or Tecjet, in March 2009. We also experienced stronger promotion activity in Spain, Sweden and Finland driven by strong stadium, arena and theater events for artists such as AC/DC, Depeche Mode, Tina Turner, Bruce Springsteen, our global tour of Il Divo and stronger festivals in the United Kingdom. In addition, the O2 Dublin reopened in December 2008.

International Music direct operating expenses decreased $74.0 million, or 22%, during the three months ended June 30, 2009 as compared to the same period of the prior year. Excluding the decrease of $55.4 million related to the impact of changes in foreign exchange rates, direct operating expenses decreased $18.6 million, or 5%, due to a decline in direct operating expenses of $13.2 million related to the divestiture of F&P Italia, a decline in promotion activity in the United Kingdom, Italy and the Netherlands, along with the timing of global tours in 2009 as discussed above. Partially offsetting these decreases were incremental direct operating expenses of $1.5 million related to the effect of our acquisitions noted above. In addition, we experienced increased direct operating expenses due to the stronger promotion activity in Spain, Sweden and Finland noted above, stronger festivals in the United Kingdom as well as the reopening of the O2 Dublin.

International Music selling, general and administrative expenses decreased $3.8 million, or 8%, during the three months ended June 30, 2009 as compared to the same period of the prior year. Excluding the decrease of $7.9 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $4.1 million, or 9%, primarily due to the reopening of the O2 Dublin as well as incremental selling, general and administrative expenses of $1.4 million related to the acquisitions noted above, partially offset by a decrease of $0.7 million relating to the divestiture of F&P Italia.

International Music depreciation and amortization expense increased $1.7 million, or 22%, during the three months ended June 30, 2009 as compared to the same period of the prior year primarily due to an impairment of $0.7 million recorded during 2009 related to a theater development project that is no longer being pursued, increased depreciation expense related to the reopening of the O2 Dublin and the acquisitions noted above, partially offset by a $1.7 million decrease related to the impact of changes in foreign exchange rates.

The decrease in operating income for International Music was primarily driven by fewer global tours during the period and the net decrease of $3.4 million due to the impact of the changes in foreign exchange rates partially offset by the reopening of the O2 Dublin.

Six Months

International Music revenue decreased $88.2 million, or 15%, during the six months ended June 30, 2009 as compared to the same period of the prior year. Excluding the decrease of $104.4 million related to the impact of changes in foreign exchange rates, revenue increased $16.2 million, or 3%, due to incremental revenue of $10.9 million related to the effect of our acquisitions of DFC Holdings Limited, or DF Concerts, in April 2008, Mirage Promotions FZ-LLC in May 2008, Luger and Moondog, Brand New Live and Tecjet. We also experienced stronger promotion activity in Spain, Sweden, Norway and France driven by strong stadium, arena and theater events for artists such as AC/DC, Tina Turner, Depeche Mode and Metallica along with stronger festival activity in the United Kingdom. In addition, the O2 Dublin reopened in December 2008. Partially offsetting these increases was a decline in revenue of $16.9 million related to the effect of the divestiture of F&P Italia along with additional declines due to timing of global tours and a decline in promotion activity in the United Kingdom and Italy driven by fewer stadium shows in 2009.

International Music direct operating expenses decreased $83.4 million, or 18%, during the six months ended June 30, 2009 as compared to the same period of the prior year. Excluding the decrease of $83.2 million related to the impact of changes in foreign exchange rates, direct operating expenses decreased $0.2 million primarily due to the $15.3 million decline resulting from the divestiture of F&P Italia, a decline in promotion activity in the United Kingdom and Italy and the timing of events in global touring. Partially offsetting these decreases were incremental direct operating expenses of $8.0 million related to the effect of our acquisitions noted above. In addition, we experienced increased direct operating expenses due to the stronger promotion activity in Spain, Sweden, Norway and France noted above as well as stronger festivals in the United Kingdom and the reopening of the O2 Dublin.

International Music selling, general and administrative expenses decreased $10.0 million, or 12%, during the six months ended June 30, 2009 as compared to the same period of the prior year. Excluding the decrease of $17.0 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $7.0 million, or 8%, primarily due to incremental selling, general and administrative expenses of $2.7 million related to the acquisitions noted above as well as the reopening of the O2 Dublin. Partially offsetting these increases was a decrease of $1.5 million relating to the divestiture of F&P Italia.

International Music depreciation and amortization expense decreased $1.3 million, or 7%, during the six months ended June 30, 2009 as compared to the same period of the prior year primarily due to a $3.2 million decrease related to the impact of changes in foreign exchange rates partially offset by an impairment of $0.7 million recorded during 2009 related to a theater development project that is no longer being pursued and increased depreciation expense related to the reopening of the O2 Dublin.

The increased operating income for International Music was primarily driven by stronger festivals, particularly in the United Kingdom, the reopening of the O2 Dublin partially offset by weaker promotion activity in the United Kingdom and Italy, as well as the net decrease of $1.0 million due to the impact of the changes in foreign exchange rates.

Ticketing Results of Operations

Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2009	2008		2009	2008
Revenue	$20,182	$7,308	**	$30,297	$13,026	**
Direct operating expenses	6,700	3,423	96%	11,675	$5,507	**
Selling, general and administrative expenses	11,825	6,558	80%	22,628	$13,730	65%
Depreciation and amortization	3,076	1,618	90%	6,594	$2,019	**

Operating loss	$(1,419)	$(4,291)	(67)%	$(10,600)	$(8,230)	29%

Operating margin	(7.0)%	(58.7)%		(35.0)%	(63.2)%

**	Percentages are not meaningful.

Three Months

Ticketing revenue increased $12.9 million during the three months ended June 30, 2009 as compared to the same period of the prior year primarily due to increased service charge revenue from the launch of our new ticketing platform in December 2008, as well as an increase in related sponsorship revenue. Revenue related to ticketing service charges for our owned and/or operated venues is recognized as the event occurs.

Ticketing direct operating expenses increased $3.3 million, or 96%, during the three months ended June 30, 2009 as compared to the same period of the prior year due to costs associated with our expanded ticketing operations.

Ticketing selling, general and administrative expenses increased $5.3 million, or 80%, during the three months ended June 30, 2009 as compared to the same period of the prior year primarily due to increased salary costs and maintenance expense related to the operations of our ticketing platform and website management. We began the build-out of our ticketing infrastructure at the beginning of 2008, therefore, our costs during the second quarter of 2008 did not represent a fully-loaded cost base necessary for running our ticketing operations.

Ticketing depreciation and amortization expense increased $1.5 million, or 90%, during the three months ended June 30, 2009 as compared to the same period of the prior year primarily due to depreciation expense related to software and infrastructure for our ticketing and website platforms. We launched our ticketing system in December 2008 so depreciation on the system began at the same date.

The decreased operating loss for Ticketing was primarily a result of higher revenues, net of direct expenses, from ticket service charges related to events that occurred during the second quarter of 2009 along with ticketing-related sponsorships, partially offset by higher selling, general and administrative expenses related to our ticketing platform as we had just begun building our ticketing infrastructure at the beginning of 2008.

Six Months

Ticketing revenue increased $17.3 million during the six months ended June 30, 2009 as compared to the same period of the prior year primarily due to increased service charge revenue due to the launch of our new ticketing platform and incremental sales from a new third-party venue, as well as an increase in related sponsorship revenue. Revenue related to ticketing service charges for our owned and/or operated venues is recognized as the event occurs.

Ticketing direct operating expenses increased $6.2 million during the six months ended June 30, 2009 as compared to the same period of the prior year due to costs associated with our expanded ticketing operations.

Ticketing selling, general and administrative expenses increased $8.9 million, or 65%, during the six months ended June 30, 2009 as compared to the same period of the prior year primarily due to increased salary costs and maintenance expense related to the operations of our ticketing platform and website management. We began the build-out of our ticketing infrastructure at the beginning of 2008, therefore, the costs during the first six months of 2008 did not represent a fully-loaded cost base necessary for running our ticketing operations.

Ticketing depreciation and amortization expense increased $4.6 million during the six months ended June 30, 2009 as compared to the same period of the prior year primarily due to depreciation expense related to software and infrastructure for our ticketing and website platforms. We launched our ticketing system in December 2008 so depreciation on the system began at the same date.

The increased operating loss for Ticketing was primarily a result of higher selling, general and administrative and depreciation expenses related to our ticketing platform as we had just begun building our ticketing infrastructure in early 2008. Partially offsetting these costs were increased revenue, net of expenses, from ticket service charges for events that occurred during the first six months of 2009 from our ticketing operations and also related sponsorships.

Other Results of Operations

Our other operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(in thousands)	2009	2008		2009	2008
Revenue	$17,118	$20,925	(18)%	$32,696	$50,716	(36)%
Direct operating expenses	3,827	6,595	(42)%	6,933	17,832	(61)%
Selling, general and administrative expenses	7,332	10,522	(30)%	14,674	22,845	(36)%
Depreciation and amortization	1,450	2,024	(28)%	2,849	4,204	(32)%
Gain on sale of operating assets	—	(19)	**	(4)	(83)	(95)%

Operating income	$4,509	$1,803	**	$8,244	$5,918	39%

Operating margin	26.3%	8.6%		25.2%	11.7%

**	Percentages are not meaningful.

Three Months

Other revenue decreased $3.8 million, or 18%, during the three months ended June 30, 2009 as compared to the same period of the prior year. Excluding the decrease of $4.4 million related to the impact of changes in foreign exchange rates, revenue increased $0.6 million, or 3%, primarily due to an increase in the number of third-party rentals at our U.K. theaters, partially offset by a decline in revenue due to our exit from the production and touring of U.K. theatrical shows.

Other direct operating expenses decreased $2.8 million, or 42%, during the three months ended June 30, 2009 as compared to the same period of the prior year. Excluding the decrease of $1.0 million related to the impact of changes in foreign exchange rates, direct operating expenses decreased $1.8 million, or 27%, primarily due to our exit from the production and touring of theatrical shows noted above.

Other selling, general and administrative expenses decreased $3.2 million, or 30%, during the three months ended June 30, 2009 as compared to the same period of the prior year. Excluding the decrease of $1.6 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses decreased $1.6 million, or 15%, primarily due to our exit from the production and touring of theatrical shows noted above along with cost-saving initiatives implemented throughout our owned and/or operated theaters.

Six Months

Other revenue decreased $18.0 million, or 36%, during the six months ended June 30, 2009 as compared to the same period of the prior year. Excluding the decrease of $9.8 million related to the impact of changes in foreign exchange rates, revenue decreased $8.2 million, or 16%, primarily due to a decline in revenue from our U.K. theater operations as we are no longer involved in the production and touring of theatrical shows.

Other direct operating expenses decreased $10.9 million, or 61%, during the six months ended June 30, 2009 as compared to the same period of the prior year. Excluding the decrease of $2.3 million related to the impact of changes in foreign exchange rates, direct operating expenses decreased $8.6 million, or 48%, primarily due to our exit from the production and touring of theatrical shows noted above.

Other selling, general and administrative expenses decreased $8.2 million, or 36%, during the six months ended June 30, 2009 as compared to the same period of the prior year. Excluding the decrease of $3.4 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses decreased $4.8 million, or 21%, primarily due to cost-saving initiatives implemented throughout our owned and/or operated theaters along with our exit from the production and touring of theatrical shows noted above.

Other depreciation and amortization expense decreased $1.4 million, or 32%, during the six months ended June 30, 2009 as compared to the same period of the prior year primarily due to the decrease of $0.9 million related to the impact of changes in foreign exchange rates.

Reconciliation of Segment Operating Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
North American Music	$6,716	$25,726	$(51,442)	$(19,771)
International Music	14,544	15,936	10,559	4,121
Ticketing	(1,419)	(4,291)	(10,600)	(8,230)
Other	4,509	1,803	8,244	5,918
Corporate	(27,785)	(11,340)	(44,627)	(24,542)

Consolidated operating income (loss)	$(3,435)	$27,834	$(87,866)	$(42,504)

Liquidity and Capital Resources

Our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, are funded from operations or from borrowings under our senior secured credit facility described below. Our cash is currently managed on a worldwide basis.

Our balance sheet reflects cash and cash equivalents of $469.8 million and current and long-term debt of $791.5 million at June 30, 2009, and cash and cash equivalents of $199.7 million and current and long-term debt of $824.1 million at December 31, 2008. These debt balances do not include our outstanding redeemable preferred stock.

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

During the six months ended June 30, 2009, we made principal payments totaling $4.3 million and $270.0 million on the term loans and the revolving credit facility, respectively, which includes term loan pre-payments of $2.3 million from asset sale proceeds received in 2009. The payments on the revolving credit facility were to repay short-term borrowings used to fund working capital requirements during the period and to pay down the beginning balance. At June 30, 2009, the outstanding balances on the term loans and revolving credit facility were $413.7 million and $77.0 million, respectively. Taking into account letters of credit of $42.1 million, $165.9 million was available for future borrowings.

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

The interest rate we pay on borrowings on our senior term loans is 3.25% above LIBOR. The interest rate we pay on our $285 million multi-currency revolving credit facility depends on our total leverage ratio. Based on our current total leverage ratio, our interest rate on revolving credit borrowings is 2.25% above LIBOR. In addition to paying interest on outstanding principal under the credit facility, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. As of June 30, 2009, the commitment fee rate was 0.375%. We also are required to pay customary letter of credit fees, as necessary.

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

Redeemable Preferred Stock

As part of the separation, one of our subsidiaries sold 200,000 shares of Series A (voting) mandatorily Redeemable Preferred Stock to third-party investors and issued 200,000 shares of Series B (non-voting) mandatorily Redeemable Preferred Stock to Clear Channel which then sold this Series B Redeemable Preferred Stock to third-party investors. We did not receive any of the proceeds from the sale of the Series B Redeemable Preferred Stock sold by Clear Channel. As of June 30, 2009, we had 200,000 shares of Series A Redeemable Preferred Stock and 200,000 shares of Series B Redeemable Preferred Stock outstanding (collectively, the Preferred Stock) with an aggregate liquidation preference of $40 million. The Preferred Stock accrues dividends at 13% per annum and is mandatorily redeemable on December 21, 2011, although we are obligated to make an offer to repurchase the Preferred Stock at 101% of the liquidation preference in the event of a change of control.

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

Guarantees of Third-Party Obligations

As of June 30, 2009, we guaranteed the debt of third parties of approximately $4.2 million primarily related to maximum credit limits on employee and tour-related credit cards and guarantees of bank lines of credit of a nonconsolidated affiliate and a third-party promoter.

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

Debt Covenants

The significant covenants on our multi-currency senior secured credit facility relate to total leverage, senior leverage, interest coverage and capital expenditures contained and defined in the credit agreement. The adjusted leverage ratio covenant requires us to maintain a ratio of consolidated total indebtedness minus unrestricted cash and cash equivalents, up to a maximum of $150 million (all as defined by the credit agreement), to consolidated earnings-before-interest-taxes-depreciation-and-amortization (as defined by the credit agreement, or Adjusted Consolidated EBITDA) of less than 4.0 times, provided that aggregated subordinated indebtedness and permitted holding company indebtedness (as defined by the credit agreement) is less than $25 million or 6.0 times if greater than $25 million; therefore, we are currently subject to an adjusted leverage ratio of less than 6.0 times. The senior leverage covenant, which is only applicable provided aggregate subordinated indebtedness and permitted holding company indebtedness is greater than $25 million, requires us to maintain a ratio of adjusted consolidated senior indebtedness minus unrestricted cash and cash equivalents to Adjusted Consolidated EBITDA of less than 4.0 times. The interest coverage covenant requires us to maintain a minimum ratio of Adjusted Consolidated EBITDA to cash interest expense (as defined by the credit agreement) of 2.5 times. The capital expenditure covenant limits annual capital expenditures (as defined by the credit agreement) to $110 million or less, subject to a carryover provision of up to an additional $110 million. In the event that we do not meet these covenants, we are considered to be in default on the credit facilities at which time the credit facilities may become immediately due. This credit facility contains a cross default provision that would be triggered if we were to default on any other indebtedness greater than $10 million.

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

At June 30, 2009, we were in compliance with all debt and Preferred Stock covenants. We expect to remain in compliance with all of these covenants throughout 2009.

Uses of Cash

Acquisitions

During the six months ended June 30, 2009, we used $13.0 million in cash for acquisitions in our International Music segment primarily related to our acquisitions of Tecjet and Brand New Live in 2009 and payment on our 2008 acquisition of the Heineken Music Hall operations. When we make acquisitions, especially of entities where we buy a controlling interest only, the acquired entity may have cash on its balance sheet at the time of acquisition. All amounts discussed in this section are presented net of any cash acquired.

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

Our capital expenditures consisted of the following:

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Maintenance capital expenditures	$8,661	$19,032
Revenue generating capital expenditures	15,976	57,050

Total capital expenditures	$24,637	$76,082

Revenue generating capital expenditures during the first six months of 2008 were higher than the same period in 2009 due to the 2008 development and renovation of various venues including O2 Dublin, House of Blues in Houston and Boston, the Academy Music Holdings Limited Group, or AMG, venue expansion in Sheffield and the ticketing roll-out.

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

Cash Flows

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Cash provided by (used in):
Operating activities	$322,931	$252,401
Investing activities	$(27,138)	$(86,618)
Financing activities	$(53,159)	$(58,380)

Operating Activities

Cash provided by operations was $322.9 million for the six months ended June 30, 2009, compared to $252.4 million for the six months ended June 30, 2008. The $70.5 million increase in cash provided by operations resulted primarily from changes in the event-related operating accounts which are dependent on the timing, size, and number of events for upcoming periods partially offset by an increased net loss after adjustments for non-cash charges and non-operating activities. We had more deferred revenue in the first six months of 2009 as compared to the same period in 2008 resulting in an increase to cash provided by operations. In addition, we paid less accrued event-related expenses and had a smaller increase in accounts receivable during the first six months of 2009 as compared to the same period of 2008 resulting in an increase to cash provided by operating activities. Conversely, we paid more prepaid event-related expenses in the first six months of 2009 as compared to the same period in 2008 resulting in a decrease to cash provided by operations. These changes in event-related operating accounts are reflective of anticipated increased music event activity in the third quarter of 2009.

Investing Activities

Cash used in investing activities was $27.1 million for the six months ended June 30, 2009, compared to $86.6 million for the six months ended June 30, 2008. The $59.5 million decrease in cash used in investing activities is primarily due to lower capital expenditures in 2009 and more cash used in prior year related to our acquisitions of an interest in Live Nation - Haymon Ventures, LLC, DF Concerts and the remaining interests in Luger and Moondog.

Financing Activities

Cash used in financing activities was $53.2 million for the six months ended June 30, 2009, compared to $58.4 million for the six months ended June 30, 2008. The $5.2 million decrease in cash used in financing activities was primarily a result of a lower net paydown on our revolving credit facility in 2009 as compared to 2008. This decrease in cash used was partially offset by contributions from a minority interest partner in 2008 related to capital investment in the O2 Dublin.

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

Foreign Currency Risk

We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported operating income of $31.0 million for the six months ended June 30, 2009. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the six months ended June 30, 2009 by approximately $3.1 million. As of June 30, 2009, our primary foreign exchange exposure included the Euro, British Pound, Swedish Kroner and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities.

Occasionally, we will use forward currency contracts to reduce our exposure to foreign currency risk. The principal objective of such contracts is to minimize the risks and/or costs associated with artist fee commitments. At June 30, 2009, we had forward currency contracts outstanding with a notional amount of $102.5 million.

Interest Rate Risk

Our market risk is also affected by changes in interest rates. We had $791.5 million total debt outstanding as of June 30, 2009. Of the total amount, taking into consideration existing interest rate hedges, we have $563.6 million of fixed-rate debt and $227.9 million of floating-rate debt.

Based on the amount of our floating-rate debt as of June 30, 2009, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $0.6 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease in the interest rate as of June 30, 2009 with no subsequent change in rates for the remainder of the period.

At June 30, 2009, we have two plain vanilla interest rate swap agreements that are designated as cash flow hedges for accounting purposes, with a total notional amount of $312.5 million, to effectively convert a portion of our floating-rate debt to a fixed-rate basis. These agreements expire on September 30, 2010 and March 31, 2011. The fair value of these agreements at June 30, 2009 was a net liability of $9.5 million. These agreements were put in place to eliminate or reduce the variability of a portion of the cash flows from the interest payments related to our senior secured credit facility.

As part of the acquisition of AMG, we have an interest rate swap agreement with a $19.5 million aggregate notional amount that effectively converts a portion of our floating-rate debt to a fixed-rate basis. This agreement expires in January 2015. Also, in connection with the financing of the redevelopment of the O2 Dublin, we have an interest rate swap agreement with a notional amount of $20.8 million that expires in December 2013 effectively converting a portion of our floating-rate debt to a fixed-rate basis. These interest rate swap agreements have not been designated as hedging instruments. Therefore, any change in fair value is recorded in earnings during the period of the change.

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

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is as follows:

Six Months Ended June 30,		Year Ended December 31,
2009	2008	2008	2007	2006	2005
*	*	*	*	*	*

*	For the six months ended June 30, 2009 and 2008, fixed charges exceeded earnings from continuing operations before income taxes and fixed charges by $120.1 million and $70.0 million, respectively. For the years ended December 31, 2008, 2007, 2006 and 2005, fixed charges exceeded earnings from continuing operations before income taxes and fixed charges by $344.6 million, $34.5 million, $26.6 million and $62.0 million, respectively.

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

Stock-Based Compensation

As of June 30, 2009, there was $22.5 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements for stock options and restricted stock awards. This cost is expected to be recognized over the next five years.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or Statement 157, (and as required by FASB Accounting Standards Codification or ASC topic 820, Fair Value Measurements and Disclosures). Statement 157 provides guidance for using fair value to measure assets and liabilities and also responds to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Statement 157 does not expand the use of fair value in any new circumstances. We adopted Statement 157 on January 1, 2008 for all financial assets and liabilities recognized or disclosed at fair value in our consolidated financial statements on a recurring basis (at least annually). In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted Statement 157 on January 1, 2009 for all non-financial assets and liabilities. Our adoption of Statement 157 did not have a material impact on our nonfinancial assets and liabilities or on our financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations, or Statement 141(R) (and as required by ASC topic 805, Business Combinations). Statement 141(R) establishes revised principles and requirements for the recognition and measurement of assets and liabilities in a business combination. Statement 141(R) requires (i) recognition of 100% of the fair value of acquired assets, including goodwill, and assumed liabilities upon obtaining control, (ii) contingent consideration to be recorded at fair value at the acquisition date, (iii) transaction costs to be expensed as incurred, (iv) pre-acquisition contingencies to be accounted for at the acquisition date at fair value and (v) costs of a plan to exit an activity or terminate or relocate employees to be accounted for as post-combination costs. We adopted Statement 141(R) on January 1, 2009 and will apply the requirements of Statement 141(R) prospectively. For the three months ended June 30, 2009, we have recorded $14.9 million of transaction costs for acquisitions in corporate expenses and no costs in selling, general and administrative expenses. For the six months ended June 30, 2009, we have recorded $18.6 million of transaction costs for acquisitions in corporate expenses and $0.1 million of transaction costs in selling, general and administrative expenses.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, or Statement 160 (and as required by ASC topic 810, Consolidation). Statement 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. We adopted Statement 160 on January 1, 2009. The provisions of Statement 160 have been applied prospectively with the exception of reclassifying noncontrolling interests to equity in our consolidated balance sheets and recasting consolidated net income (loss) to include net income (loss) attributable to both the controlling and noncontrolling interests, which are required to be adopted retrospectively.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, or Statement 161 (and as required by ASC topic 815, Derivatives and Hedging). Statement 161 requires enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FASB Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We adopted Statement 161 on January 1, 2009.

In May 2008, the FASB issued FASB Staff Position, or FSP, No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (and as required by ASC topic 470, Debt, topic 815, Derivatives and Hedging, and topic 825, Financial Instruments). This FSP changed the accounting for certain convertible debt instruments, including our 2.875% convertible senior notes. Under the new rules for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity separately accounted for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the new rules for our notes is that the equity component is included in the additional paid-in capital section of stockholders’ equity on our balance sheet and the value of the equity component is treated as an original issue discount for purposes of accounting for the debt component of the notes. Higher interest expense results by recognizing the accretion of the discounted carrying value of the notes to their face amount as interest expense over the expected term of the notes using an effective interest rate method of amortization. We adopted this FSP on January 1, 2009 and applied it retrospectively to all periods presented.

In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, or FSP EITF 03-6-1 (and as required by ASC topic 260, Earnings per Share). FSP EITF 03-6-1 was issued to clarify that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities and provide guidance on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method. We adopted FSP EITF 03-6-1 on January 1, 2009 and applied it retrospectively to all periods presented. The adoption of FSP EITF 03-6-1 did not have a material impact on our earnings per share.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP 107-1 (and as required by ASC topic 825, Financial Instruments). FSP 107-1 amends Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. We adopted FSP 107-1 in the second quarter of 2009 and have included the required disclosures in our consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events, or Statement 165 (and as required by ASC topic 855, Subsequent Events). Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued or available to be issued. Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made and the date through which an entity has evaluated subsequent events. We adopted Statement 165 in the second quarter of 2009 and have applied its guidance prospectively. The implementation of this standard did not have a significant impact on our consolidated financial statements and we have included the required disclosures in our consolidated financial statements.

Recently Issued Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, FASB Accounting Standards Codification, or the Codification, which establishes the Codification as the single official source of authoritative nongovernmental U.S. generally accepted accounting principles, or GAAP (and as required by ASC topic 105, Generally Accepted Accounting Principles). All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification combines all authoritative standards into a comprehensive, topically organized database. Since the Codification will completely replace existing standards, all future references to authoritative accounting literature references in our financial statements will be in accordance with the Codification. The Codification is effective for interim and annual periods ending on or after September 15, 2009. We will apply the Codification beginning in the third quarter of 2009; however, references to both current GAAP and the Codification are included in this filing.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates that are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of revenue and expenses that are not readily apparent from other sources. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such difference could be material.

Management believes that the accounting estimates involved in the allowance for doubtful accounts, impairment of long-lived assets and goodwill, revenue recognition, litigation accruals, stock-based compensation and accounting for income taxes are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. These critical accounting estimates, the judgments and assumptions and the effect if actual results differ from these assumptions are described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K, as amended and as updated by our Current Report on Form 8-K filed with the SEC on May 28, 2009.

There have been no changes to our critical accounting policies during the six months ended June 30, 2009.

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

Based on their evaluation as of June 30, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal controls will prevent all possible errors and fraud. Our disclosure controls and procedures are, however, designed to provide reasonable assurance of achieving their objectives, and our Chief Executive Officer and Chief Financial Officer have concluded that our financial controls and procedures are effective at that reasonable assurance level.

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

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our 2008 Annual Report on Form 10-K describes some of the risks and uncertainties associated with our business which have the potential to materially affect our business, financial condition or results of operations. We do not believe that there have been any material changes to the risk factors previously disclosed in our 2008 Annual Report on Form 10-K, as amended and as updated by our Current Report on Form 8-K filed with the SEC on May 28, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Second Amendment to Amended and Restated Employment Agreement effective January 1, 2009, by and between Live Nation Worldwide, Inc. and Michael Rapino (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 24, 2009).

10.2	Second Amendment to Employment Agreement effective March 1, 2009, by and between Live Nation Worldwide, Inc. and Jason Garner (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 24, 2009).

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 6, 2009.

LIVE NATION, INC.

By:	/s/ Brian Capo
Brian Capo
Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Second Amendment to Amended and Restated Employment Agreement effective January 1, 2009, by and between Live Nation Worldwide, Inc. and Michael Rapino (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 24, 2009).

10.2	Second Amendment to Employment Agreement effective March 1, 2009, by and between Live Nation Worldwide, Inc. and Jason Garner (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 24, 2009).

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

*	Filed herewith.

**	Furnished herewith.