Form 10-Q
period 2009-09-30
Live Nation, Inc.
filed 2009-11-09
CIK 1335258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009,

or

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

On November 3, 2009, there were 83,699,975 outstanding shares of the registrant’s common stock, $0.01 par value per share, excluding 2,246,706 shares held in treasury.

LIVE NATION, INC.

GLOSSARY OF KEY TERMS

AMG	Academy Music Holdings Limited Group
APB	Accounting Principles Board
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Updates
Brand New Live	Brand New Live B.V.
Clear Channel	Clear Channel Communications, Inc.
Codification	SFAS No. 168, FASB Accounting Standards Codification issued by FASB in June 2009
Company	Live Nation, Inc.
De-Lux	De-Lux Merchandise Company Limited
DF Concerts	DFC Holdings Limited
F&P Italia	Friends & Partners Italia S.r.l.
FASB	Financial Accounting Standards Board
FSP	FASB Staff Position
GAAP	United States Generally Accepted Accounting Principles
Live Nation	Live Nation, Inc.
Luger	Lugerinc. AB
Merger	Proposed merger between Live Nation, Inc. and Ticketmaster Entertainment, Inc. announced in February 2009
Merger Agreement	Agreement and Plan of Merger between Live Nation, Inc. and Ticketmaster Entertainment, Inc.
Mirage	Mirage Promotions FZ-LLC
Moondog	Moondog Entertainment AB
OCI	Other comprehensive income (loss)
SEC	United States Securities and Exchange Commission
Separation	The contribution and transfer by Clear Channel of substantially all of its entertainment assets and liabilities to Live Nation
SFAS	Statement of Financial Accounting Standards
Tecjet	Tecjet Limited
Ticketmaster	Ticketmaster Entertainment, Inc.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(unaudited)	(audited)
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$258,089	$199,660
Accounts receivable, less allowance of $5,914 as of September 30, 2009 and $10,376 as of December 31, 2008	324,835	217,286
Prepaid expenses	330,985	194,355
Other current assets	40,405	28,517

Total current assets	954,314	639,818

Property, plant and equipment
Land, buildings and improvements	1,006,324	990,433
Furniture and other equipment	276,020	260,524
Construction in progress	27,819	41,282

	1,310,163	1,292,239
Less accumulated depreciation	457,685	404,504

	852,478	887,735
Intangible assets
Intangible assets — net	488,440	514,469
Goodwill	209,098	205,296
Other long-term assets
Notes receivable, less allowance of $556 as of September 30, 2009 and $562 as of December 31, 2008	255	672
Investments in nonconsolidated affiliates	18,193	18,519
Other long-term assets	174,083	210,214

Total assets	$2,696,861	$2,476,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$88,294	$53,563
Accrued expenses	540,617	378,992
Deferred revenue	275,535	225,664
Current portion of long-term debt	50,106	48,637
Other current liabilities	23,840	64,381

Total current liabilities	978,392	771,237
Long-term debt, net of discount	804,477	775,483
Other long-term liabilities	140,219	146,360
Series A and Series B redeemable preferred stock	40,000	40,000
Commitments and contingent liabilities (Note 6)

Stockholders’ equity
Common stock	859	785
Additional paid-in capital	1,090,953	1,063,564
Retained deficit	(434,264)	(373,606)
Cost of shares held in treasury	(9,514)	(7,861)
Accumulated other comprehensive income (loss)	8,634	(961)

Total Live Nation, Inc. stockholders’ equity	656,668	681,921
Noncontrolling interests	77,105	61,722

Total stockholders’ equity	733,773	743,643

Total liabilities and stockholders’ equity	$2,696,861	$2,476,723

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands except share and per share data)
Revenue	$1,808,296	$1,588,462	$3,370,569	$3,250,886
Operating expenses:
Direct operating expenses	1,470,674	1,295,416	2,689,397	2,589,443
Selling, general and administrative expenses	164,104	174,245	472,379	495,311
Depreciation and amortization	37,401	31,490	117,699	98,761
Gain on sale of operating assets	(2,672)	(1,230)	(3,658)	(781)
Corporate expenses	16,190	13,062	41,284	35,177
Acquisition transaction expenses	7,780	—	26,515	—

Operating income	114,819	75,479	26,953	32,975
Interest expense	17,438	17,220	50,702	51,307
Interest income	(348)	(2,978)	(2,019)	(8,406)
Equity in earnings of nonconsolidated affiliates	(499)	(1,979)	(1,982)	(871)
Other expense (income) — net	2,206	277	2,815	(838)

Income (loss) from continuing operations before income taxes	96,022	62,939	(22,563)	(8,217)
Income tax expense (benefit):
Current	17,918	(32,318)	30,590	(37,870)
Deferred	(1,068)	470	(2,360)	6,132

Income (loss) from continuing operations	79,172	94,787	(50,793)	23,521
Income from discontinued operations, net of tax	—	47,550	—	76,456

Net income (loss)	79,172	142,337	(50,793)	99,977
Net income (loss) attributable to noncontrolling interests	9,925	4,344	9,865	(123)

Net income (loss) attributable to Live Nation, Inc.	$69,247	$137,993	$(60,658)	$100,100

Basic net income (loss) per common share attributable to common stockholders:
Income (loss) from continuing operations attributable to Live Nation, Inc.	$0.82	$1.17	$(0.74)	$0.31
Income from discontinued operations attributable to Live Nation, Inc.	—	0.61	—	1.00

Net income (loss) attributable to Live Nation, Inc.	$0.82	$1.78	$(0.74)	$1.31

Diluted net income (loss) per common share attributable to common stockholders:
Income (loss) from continuing operations attributable to Live Nation, Inc.	$0.78	$1.10	$(0.74)	$0.31
Income from discontinued operations attributable to Live Nation, Inc.	—	0.56	—	1.00

Net income (loss) attributable to Live Nation, Inc.	$0.78	$1.66	$(0.74)	$1.31

Weighted average common shares outstanding:
Basic	83,631,558	76,230,900	82,296,605	75,647,661
Diluted	92,717,666	84,513,127	82,296,605	76,230,602

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Net income (loss)	$79,172	$142,337	$(50,793)	$99,977
Other comprehensive income (loss), net of tax:
Unrealized holding gain on cash flow hedges	474	1,970	1,834	1,810
Change in funded status of defined benefit pension plan	196	—	180	—
Foreign currency translation adjustments	9,086	(38,036)	11,240	(24,277)

Comprehensive income (loss)	88,928	106,271	(37,539)	77,510
Comprehensive income (loss) attributable to noncontrolling interests	9,802	(1,991)	13,524	(4,747)

Comprehensive income (loss) attributable to Live Nation, Inc.	$79,126	$108,262	$(51,063)	$82,257

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(50,793)	$99,977
Reconciling items:
Depreciation	76,033	57,981
Amortization of intangibles	41,666	54,572
Impairment of operational assets	—	16,035
Deferred income tax expense (benefit)	(2,360)	6,132
Amortization of debt issuance costs	2,763	3,106
Amortization of debt discount	6,528	5,923
Non-cash compensation expense	10,011	9,588
Gain on sale of operating assets	(3,658)	(167,797)
Equity in losses (earnings) of nonconsolidated affiliates	(1,982)	673
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(108,003)	(126,615)
Increase in prepaid expenses	(73,228)	(83,259)
Increase in other assets	(22,522)	(89,552)
Increase in accounts payable, accrued expenses and other liabilities	184,611	89,288
Increase (decrease) in deferred revenue	(995)	52,885
Decrease in other — net	—	(401)

Net cash provided by (used in) operating activities	58,071	(71,464)

CASH FLOWS FROM INVESTING ACTIVITIES
Collections of notes receivable	616	106
Advances to notes receivable	(555)	—
Distributions from nonconsolidated affiliates	2,223	4,976
Investments made in nonconsolidated affiliates	(821)	(255)
Purchases of property, plant and equipment	(39,358)	(138,550)
Proceeds from disposal of operating assets, net of cash divested	38,516	194,286
Cash paid for acquisitions, net of cash acquired	(12,538)	(35,977)
Purchases of intangible assets	(27,863)	(18,816)
Decrease in other — net	187	308

Net cash provided by (used in) investing activities	(39,593)	6,078

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	430,511	275,242
Payments on long-term debt	(416,143)	(327,614)
Contributions from noncontrolling interest partners	—	8,847
Distributions to noncontrolling interest partners	(816)	(1,845)
Proceeds from exercise of stock options	—	636
Issuance of treasury stock	1,553	—
Payments for purchases of common stock	(5,803)	(3,628)

Net cash provided by (used in) financing activities	9,302	(48,362)
Effect of exchange rate changes on cash and cash equivalents	30,649	(19,327)

Net increase (decrease) in cash and cash equivalents	58,429	(133,075)
Cash and cash equivalents at beginning of period	199,660	338,991

Cash and cash equivalents at end of period	$258,089	$205,916

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Live Nation was incorporated in Delaware on August 2, 2005 in preparation for the contribution and transfer by Clear Channel of substantially all of its entertainment assets and liabilities to the Company. The Company completed the Separation on December 21, 2005 and became a publicly traded company on the New York Stock Exchange trading under the symbol “LYV”. Prior to the Separation, Live Nation was a wholly-owned subsidiary of Clear Channel. As part of the Separation, holders of Clear Channel’s common stock received one share of Live Nation common stock for every eight shares of Clear Channel common stock.

The Company’s reportable segments are North American Music, International Music and Ticketing. The North American Music segment principally involves the promotion of live music events in the Company’s owned and/or operated venues and in rented third-party venues and the operation and management of music venues primarily in the United States and Canada, as well as providing various services to artists including merchandise, artist fan sites and VIP tickets. The International Music segment principally involves the promotion of live music events in the Company’s owned and/or operated venues and in rented third-party venues, the production of music festivals and the operation and management of music venues outside of North America. The Ticketing segment principally involves the management of the Company’s ticketing operations and online and wireless distribution activities, including the enhancement of the Company’s primary website, www.livenation.com, in addition to management of the Company’s information technology operations. In addition, the Company has United Kingdom theatrical venue operations and other businesses, which are included under other operations.

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

Preparation of Interim Financial Statements

The consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the SEC and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K, as amended and as updated by the Company’s Current Reports on Form 8-K filed with the SEC on May 28, 2009 and September 16, 2009.

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

Reclassifications

Certain reclassifications have been made to the 2008 consolidated financial statements to conform to the 2009 presentation to show the impact of recently adopted accounting pronouncements discussed below and the allocation of the Artist Nation businesses discussed in Note 10. Also, the Company has reclassified $27.5 million in the 2008 consolidated statement of cash flows as a decrease to cash paid for purchases of intangible assets and an increase to the change in accounts payable, accrued expenses and other liabilities. This reclassification related to acquisitions of certain artist rights.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, codified in ASC topic 820, Fair Value Measurements and Disclosures (“ASC 820”), which provides guidance for using fair value to measure assets and liabilities and also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. The pronouncement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value; however, ASC 820 does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, codified in ASC 820, which delayed the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the relevant provisions of ASC 820 on January 1, 2008 for all financial assets and liabilities recognized or disclosed at fair value in its consolidated financial statements on a recurring basis (at least annually) and has included the related disclosures in Note 5. The Company adopted the relevant provisions of ASC 820 on January 1, 2009 for nonfinancial assets and liabilities. The Company’s adoption of the fair value measurement guidance in ASC 820 did not have a material impact on its nonfinancial assets and liabilities or on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, codified in ASC topic 805, Business Combinations (“ASC 805”). This pronouncement establishes revised principles and requirements for the recognition and measurement of assets and liabilities in a business combination. ASC 805 requires (i) recognition of 100% of the fair value of acquired assets, including goodwill, and assumed liabilities upon obtaining control, (ii) contingent consideration to be recorded at fair value at the acquisition date, (iii) transaction costs to be expensed as incurred, (iv) pre-acquisition contingencies to be accounted for at the acquisition date at fair value and (v) costs of a plan to exit an activity or terminate or relocate employees to be accounted for as post-combination costs. The Company adopted the relevant provisions of ASC 805 on January 1, 2009 and will apply the requirements prospectively. For the three and nine months ended September 30, 2009, the Company has recorded $7.8 million and $26.5 million, respectively, in acquisition transaction expenses.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, codified in ASC topic 810, Consolidation (“ASC 810”). This pronouncement clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. The Company adopted the relevant provisions of ASC 810 on January 1, 2009 and has included the related disclosures in Note 9. These provisions of ASC 810 have been applied prospectively with the exception of reclassifying noncontrolling interests to equity in the Company’s consolidated balance sheets and recasting consolidated net income (loss) to include net income (loss) prior to 2009 attributable to both the controlling and noncontrolling interests, which were required to be adopted retrospectively.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, codified in ASC topic 815, Derivatives and Hedging (“ASC 815”). This pronouncement requires expanded disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FASB SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company adopted the relevant provisions of ASC 815 on January 1, 2009 and has included the expanded disclosures in Note 4 to its consolidated financial statements.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), codified in ASC topic 470, Debt, ASC topic 815, Derivatives and Hedging, and ASC topic 825, Financial Instruments. This pronouncement changed the accounting for certain convertible debt instruments, including the Company’s 2.875% convertible senior notes. Under the new rules for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity separately accounts for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the new rules for the Company’s notes is that the equity component is included in the additional paid-in capital section of stockholders’ equity on the Company’s balance sheet and the value of the equity component is treated as an original issue discount for purposes of accounting for the debt component of the notes. Higher interest expense results from recognizing the accretion of the discounted carrying value of the notes to their face amount as interest expense over the expected term of the notes using an effective interest rate method of amortization. The Company adopted this pronouncement on January 1, 2009, with retrospective application to all periods presented.

In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, codified in ASC topic 260, Earnings per Share (“ASC

260”). This pronouncement was issued to clarify that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities and to provide guidance on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method. The Company adopted the relevant provisions of ASC 260 on January 1, 2009 with retrospective application to all periods presented and has included the related disclosures in Note 9. The adoption of this pronouncement did not have a material impact on the Company’s earnings per share.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, codified in ASC topic 825, Financial Instruments. This pronouncement amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. The Company adopted the relevant provisions of ASC topic 825 in the second quarter of 2009 and has included the required disclosures in Note 5.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, codified in ASC topic 855, Subsequent Events (“ASC 855”). This pronouncement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued or available to be issued. ASC 855 requires that disclosures include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made and the date through which an entity has evaluated subsequent events. The Company adopted the relevant provisions of ASC 855 in the second quarter of 2009 and has applied its guidance prospectively. The Company has included the required disclosures in its consolidated financial statements and in Subsequent Events below.

In June 2009, the FASB issued SFAS No. 168, FASB Accounting Standards Codification, codified in ASC topic 105, Generally Accepted Accounting Principles, which establishes the Codification as the single official source of authoritative nongovernmental GAAP. Following this statement, the FASB will issue new standards in the form of Accounting Standards Updates. All existing accounting standard documents have been superseded and all other accounting literature not included in the Codification is considered nonauthoritative. The Codification combines all authoritative standards into a comprehensive, topically organized database. The Company adopted the Codification in the third quarter of 2009.

Subsequent Events

The Company has evaluated subsequent events for disclosure in its consolidated financial statements through November 9, 2009, the issuance date of the consolidated financial statements.

NOTE 2 — LONG-LIVED ASSETS

Property, Plant and Equipment

The Company tests for possible impairment of property, plant and equipment whenever events or circumstances change, such as a significant reduction in operating cash flow or a dramatic change in the manner in which the asset is intended to be used, and indicate that the carrying amount of the asset may not be recoverable.

During 2009, the Company reviewed the carrying value of certain property, plant and equipment that management determined would, more likely than not, be disposed of before the end of their previously estimated useful lives or that had an indicator that future operating cash flows may not support their carrying value. It was determined that those assets were impaired since the estimated undiscounted cash flows associated with those assets were less than their carrying value. These cash flows were calculated using the estimated sales values for the assets being sold, in addition to operating cash flows, all of which were used to approximate fair value. The estimated sales value and operating cash flows used for these non-recurring fair value measurements are considered Level 2 and Level 3 inputs, respectively. The levels of the fair value hierarchy are discussed in more detail in Note 5. There were no impairment charges for the three months ended September 30, 2009. For the nine months ended September 30, 2009, the Company recorded impairment charges of $8.9 million related to two theaters and two clubs in the Company’s North American Music segment and $0.7 million related to a theater development project that is no longer being pursued in the Company’s International Music segment. The impairment charges were recorded as a component of depreciation and amortization expense.

Definite-lived Intangibles

The Company has definite-lived intangible assets which are amortized over the shorter of either the respective lives of the agreements or the period of time the assets are expected to contribute to the Company’s future cash flows. The following table presents the gross carrying amount and accumulated amortization of definite-lived intangible assets as of September 30, 2009 and December 31, 2008:

	September 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Revenue-generating contracts	$285,955	$(38,041)	$247,914	$279,565	$(21,253)	$258,312
Non-compete agreements	133,181	(40,985)	92,196	130,157	(30,351)	99,806
Venue management and leaseholds	105,672	(21,328)	84,344	102,544	(16,020)	86,524
Trademarks and naming rights	22,108	(7,930)	14,178	22,731	(6,616)	16,115
Artist relationships	19,276	(3,323)	15,953	19,276	(1,075)	18,201
Other	7,370	(1,764)	5,606	6,546	(770)	5,776

Total	$573,562	$(113,371)	$460,191	$560,819	$(76,085)	$484,734

During 2009, the Company recorded additional definite-lived intangible assets totaling $6.0 million primarily due to non-compete agreements and venue management and leaseholds related to the March 2009 acquisition of a 77.5% interest in Tecjet, a company that holds the lease for a venue in Scotland, and the February 2009 acquisition of a 51% interest in Brand New Live, a concert promotion company in the Netherlands. Tecjet was acquired by AMG which is owned through the Company’s joint venture with Gaiety Investments. These additional definite-lived intangible assets have a weighted average life of approximately 15 years in total and approximately 11 years for revenue-generating contracts, five years for non-compete agreements, 30 years for venue management and leaseholds, four years for trademarks and naming rights and eight years for other definite-lived intangible assets. In addition, the definite-lived intangibles were impacted by approximately $9.4 million of increases from foreign exchange rate changes.

The Company tests for possible impairment of definite-lived intangible assets whenever events or circumstances change, such as a significant reduction in operating cash flow or a dramatic change in the manner in which the asset is intended to be used which may indicate that the carrying amount of the asset may not be recoverable. During 2009 and 2008, the Company reviewed the carrying value of certain definite-lived intangible assets that management determined would not be renewed or that had an indicator that future operating cash flows may not support their carrying value. It was determined that those assets were impaired since the estimated undiscounted cash flows associated with those assets were less than their carrying value. These cash flows were calculated using operating cash flows which were used to approximate fair value. The operating cash flows used for these non-recurring fair value measurements are considered Level 3 inputs. For the nine months ended September 30, 2009 and 2008, the Company recorded impairments related to definite-lived intangible assets of $0.9 million and $0.2 million, respectively, which are included in depreciation and amortization expense in the Company’s North American Music segment.

Total amortization expense from definite-lived intangible assets for the three months ended September 30, 2009 and 2008 and nine months ended September 30, 2009 and 2008 was $15.9 million, $11.6 million, $41.7 million and $41.4 million, respectively.

Indefinite-lived Intangibles

The Company has indefinite-lived intangible assets which consist primarily of the intangible value related to trade names which are reviewed for impairment at least annually. These indefinite-lived intangible assets had a carrying value of $28.3 million and $29.7 million as of September 30, 2009 and December 31, 2008, respectively.

Goodwill

The Company tests goodwill for impairment at least annually using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of any potential impairment, compares the implied fair value of the reporting unit with the carrying amount of goodwill. For each reportable operating segment, the reporting units were determined to be either the operating segment or the components thereof in accordance with ASC topic 350, Intangibles-Goodwill and Other (“ASC 350”).

Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. While a decline in stock price and market capitalization is not specifically cited in ASC 350 as a goodwill impairment indicator, a company’s stock price and market capitalization should be considered in determining whether it is more likely than not that the fair value of a reporting unit is less than its book value. Financial and credit market volatility directly impacts the Company’s fair value measurement through its stock price that is used to determine its market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend. As of September 30, 2009, the Company’s market capitalization was above its book value and the Company does not believe there have been any events or changes in circumstances that would require performance of an interim goodwill impairment review.

The following table presents the changes in the carrying amount of goodwill in each of the Company’s segments for the nine months ended September 30, 2009:

	North American Music	International Music	Ticketing	Other	Total
	(in thousands)
Balance as of December 31, 2008	$—	$202,361	$—	$2,935	$205,296
Acquisitions — current year	—	651	—	—	651
Acquisitions — prior year	—	(4,231)	—	—	(4,231)
Foreign currency	—	7,090	—	292	7,382

Balance as of September 30, 2009	$—	$205,871	$—	$3,227	$209,098

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

Other Operating Assets

The Company makes investments in various operating assets, including investments in assets and related rights for non-music events and DVD production and distribution. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In September 2008, in connection with the pending sale of its non-core events division along with rights to certain DVD projects, the Company recorded impairment write-downs related to these other operating assets, based on expected sales proceeds, of $1.2 million included in direct operating expenses in the Company’s North American Music segment and of $14.8 million included in operating expenses as part of discontinued operations.

Long-lived Asset Disposals

In September 2009, the Company sold the Boston Opera House, a non-core operational asset, along with rights under the Orpheum Theatre management agreement and a leasehold interest in Paradise Rock Club. All venues were located in Boston. The sales price for the Orpheum Theatre management agreement included a contingent earn-out to be paid over the next five years. The Company impaired these assets during the first and second quarters of 2009, as discussed above in Property, Plant and Equipment.

The table below summarizes the asset and liability values at the time of disposal and the resulting gain recorded in 2009.

Divested Asset	Segment	Gain on Sale	Current Assets	Noncurrent Assets	Current Liabilities	Non-Current Liabilities
				(in thousands)
Boston Venues	North American Music	$(85)	$114	$22,424	$1,227	$—

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

The Company has reported the North American theatrical business, the motor sports business and the events business as discontinued operations in accordance with ASC topic 360, Property, Plant and Equipment (“ASC 360”). Accordingly, the results of operations for all periods presented have been reclassified to reflect the North American theatrical business, the motor sports business and the events business as discontinued operations.

Summary operating results of discontinued operations are as follows:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
	(in thousands)
Revenue	$10,764	$160,191
Operating expenses	43,378	166,178
Loss (gain) on sale of operating assets	334	(2,406)
Other expense — net	1,227	1,427

Loss before income taxes	(34,175)	(5,008)
Income tax expense (benefit)	(9,944)	1,707

Loss from discontinued operations before gain on disposal	(24,231)	(6,715)
Gain on disposal, net of tax of $74,003 and $81,439 for the three and nine months, respectively	71,781	83,171

Income from discontinued operations	47,550	76,456
Income attributable to noncontrolling interests	83	161

Income attributable to Live Nation, Inc.	$47,467	$76,295

There were no operating results from discontinued operations for the three or nine months ended September 30, 2009.

NOTE 4 — DERIVATIVE INSTRUMENTS

The Company is required to recognize all of its derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. Refer to Note 5 for fair value measurement of derivative instruments. In the first quarter of 2009, the Company adopted the new accounting guidance codified in ASC 815 which required expanded disclosures for derivative instruments. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. The Company formally documents all relationships between designated hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. The Company formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are designated in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting. The Company accounts for its derivative instruments that are not designated as hedges at fair value with changes in fair value recorded in earnings. The Company does not enter into derivative instruments for speculation or trading purposes.

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of OCI and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (for example, in interest expense when the hedged transactions are interest cash flows associated with floating-rate debt). The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in other expense (income)—net in current earnings in the consolidated statements of operations during the period of change.

At September 30, 2009, the Company has an interest rate swap agreement which is designated as a cash flow hedge for accounting purposes, to effectively convert a portion of its floating-rate debt to a fixed-rate basis. The principal objective of this contract is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s variable-rate debt, thus reducing the impact of interest rate changes on future interest cash flows. This contract involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amount. The Company reclassifies the unrealized gain (loss) from accumulated OCI into earnings when interest expense is recognized on its variable-rate debt. Approximately 37% of the Company’s outstanding term loans under the senior secured credit facility had its interest payments designated as the hedged forecasted transactions under the interest rate swap agreement at September 30, 2009. Information regarding this interest rate swap as of September 30, 2009 was as follows:

Notional Amount	Receive	Pay	Maturity Date	Loss (Gain) Expected to be Reclassified into Earnings within the Next Twelve Months
(in thousands)
$ 150,000	Floating	Fixed 3.35%	September 30, 2010	$ 4,099

$ 150,000				$ 4,099

In August 2009, the Company de-designated an interest rate swap which had previously been designated as a cash flow hedging instrument. This interest rate swap converts a notional amount of $162.5 million floating-rate debt to a fixed-rate basis of 3.29%, and will mature on March 31, 2011. Upon de-designation, this interest rate swap no longer receives hedge accounting treatment. The unrealized loss on this swap, determined to be $6.0 million at the date of de-designation, remained in the accumulated OCI account. The unrealized loss will be realized, or amortized, into earnings as the related periodic forecasted interest rate cash flows occur. For the three and nine months ended September 30, 2009, the related loss amortized into earnings was $1.1 million.

In connection with the de-designation of this interest rate swap in August 2009, the Company entered into an offset interest rate swap agreement, whereby the Company pays a floating-rate and receives a fixed-rate basis of 1.0225% until the maturity on March 31, 2011 on a notional amount of $162.5 million. This new interest rate swap has not been designated as a hedging instrument. The net effect of de-designating the pre-existing interest rate swap and entering into this new interest rate swap is to return $162.5 million of the Company’s outstanding term loans to a floating-rate plus a fixed interest rate of 2.27%, before applicable margin, until maturity on March 31, 2011.

Additionally, the Company has two interest rate swap agreements that have not been designated as hedging instruments. The Company has an interest rate swap agreement to convert a portion of AMG’s long-term debt from floating-rate debt to a fixed-rate basis with a notional amount of $17.4 million. Also, in connection with the financing of the redevelopment of the O2 Dublin, the Company has an interest rate swap agreement to convert a portion of long-term debt from floating-rate debt to a fixed-rate basis with a notional amount of $20.7 million.

The Company’s 2.875% convertible senior notes issued in July 2007 include certain provisions which are bifurcated from the notes and accounted for as derivative instruments. At the date of issuance and as of September 30, 2009, the fair value of these provisions is considered de minimis.

The Company uses forward currency contracts to reduce its exposure to foreign currency risk. The principal objective of such contracts is to minimize the risks and/or costs associated with short-term artist fee commitments and a business unit disposal. At September 30, 2009, the Company has forward currency contracts outstanding with a notional amount of $149.7 million. These forward currency contracts have not been designated as hedging instruments.

The fair value of derivative instruments in the consolidated balance sheet as of September 30, 2009 was as follows:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Interest rate swaps	Other long-term assets	$—	Other current liabilities	(4,099)

Total derivatives designated as hedging instruments		—		(4,099)

Derivatives not designated as hedging instruments:
Interest rate swaps	Other long-term assets	194	Other long-term liabilities	(7,429)
Forward currency contracts	Other current assets	2,887	Other current liabilities	(672)
Contingent interest provision on 2.875% convertible senior notes (1)		—		—

Total derivatives not designated as hedging instruments		3,081		(8,101)

Total derivatives		$3,081		$(12,200)

(1)	At the date of issuance and as of September 30, 2009, this fair value was considered de minimis.

The effect of derivative instruments on the consolidated statements of operations for the three months ended September 30, 2009 was as follows:

Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(in thousands)
Interest rate swaps	$(2,025)	Interest expense	$(1,421)	Other expense (income) — net	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
(In thousands)
Interest rate swaps (2)	Interest expense	$(1,844)

Forward currency contracts	Direct operating expenses	$3,108

Forward currency contracts related to business unit disposal	Gain on sale of operating assets	$2,887

Contractual guarantee	Depreciation and amortization expense	$—

Contingent interest provision on 2.875% convertible senior notes (1)	Other expense (income) — net	$—

(1)	As of and for the three months ended September 30, 2009, this provision was considered de minimis and no gain (loss) was recognized.
(2)	Includes an interest rate swap that was de-designated in the third quarter of 2009. The de-designated instrument contributed a $1.1 million loss from OCI that is included in the amount reported in this table. At September 30, 2009, a $4.9 million loss remains in OCI to be amortized into earnings in future periods.

The effect of derivative instruments on the consolidated statements of operations for the nine months ended September 30, 2009 was as follows:

Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(in thousands)
Interest rate swaps	$(4,145)	Interest expense	$(4,901)	Other expense (income) — net	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
(In thousands)
Interest rate swaps (3)	Interest expense	$(2,242)

Forward currency contracts	Direct operating expenses	$(1,403)

Forward currency contracts related to business unit disposal	Gain on sale of operating assets	$2,887

Contractual guarantee (1)	Depreciation and amortization expense	$(2,398)

Contingent interest provision on 2.875% convertible senior notes (2)	Other expense (income) — net	$—

(1)	The contractual guarantee was settled in the first quarter of 2009.
(2)	As of and for the nine months ended September 30, 2009, this provision was considered de minimis and no gain (loss) was recognized.
(3)	Includes an interest rate swap that was de-designated in the third quarter of 2009. The de-designated instrument contributed a $1.1 million loss from OCI that is included in the amount reported in this table. At September 30, 2009, a $4.9 million loss remains in OCI to be amortized into earnings in future periods

NOTE 5 — FAIR VALUE MEASUREMENTS

The Company currently has various financial instruments carried at fair value such as marketable securities and derivatives, but does not currently have nonfinancial assets and nonfinancial liabilities that are required to be measured at fair value on a recurring basis. The Company’s financial assets and liabilities are measured using inputs from two of the three levels of the fair value hierarchy as defined by ASC 820. For this categorization, only inputs that are significant to the fair value are considered. The three levels are defined as follows:

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis, as of September 30, 2009 and December 31, 2008, which are classified as other current assets, other long-term assets, other current liabilities and other long-term liabilities:

	Fair Value Measurements at September 30, 2009				Fair Value Measurements at December 31, 2008
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Forward currency contracts	$—	$2,592	$—	$2,592	$—	$—	$—	$—
Investments in Rabbi Trusts	3,243	—	—	3,243	2,133	—	—	2,133

Total	$3,243	$2,592	$—	$5,835	$2,133	$—	$—	$2,133

Liabilities:
Forward currency contracts	$—	$376	$—	$376	$—	$733	$—	$733
Interest rate swaps	—	11,334	—	11,334	—	12,045	—	12,045
Embedded derivatives	—	—	—	—	—	18,261	—	18,261
Other liabilities	3,243	—	—	3,243	2,133		—	2,133

Total	$3,243	$11,710	$—	$14,953	$2,133	$31,039	$—	$33,172

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

Due to their short maturity, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximated their fair values at September 30, 2009 and December 31, 2008. The Company’s debt is not publicly-traded and because the majority of the interest on this debt accrues at a variable rate, the carrying amounts of long-term debt typically approximate their fair value, however, due to recent market volatility, a fair value cannot be determined. The 2.875% convertible senior notes can be traded, but not on a public market, and therefore their fair value cannot be approximated at September 30, 2009 and December 31, 2008.

The Company has fixed-rate debt with a noncontrolling interest partner of $41.3 million and $39.0 million at September 30, 2009 and December 31, 2008, respectively. The Company is unable to determine the fair value of this debt.

NOTE 6 — COMMITMENTS AND CONTINGENT LIABILITIES

The Company has leases that contain contingent payment requirements for which payments vary depending on revenue, tickets sold or other variables.

In February 2009, the Company entered into the Merger Agreement with Ticketmaster. The Merger Agreement may be terminated by either Live Nation or Ticketmaster under certain circumstances and Live Nation or Ticketmaster may, under certain specified circumstances, be required to pay the other party a termination fee of $15.0 million in addition to the reimbursement of reasonable and documented out-of-pocket expenses incurred by the other party in connection with the transaction.

During 2006, in connection with the Company’s acquisition of Historic Theatre Group, the Company guaranteed obligations related to a lease agreement. In the event of default, the Company could be liable for obligations which have future lease payments (undiscounted) totaling approximately $29.4 million through the end of 2035. The scheduled future minimum rentals for this lease for the years 2009 through 2013 are $1.6 million each year. The venues under the lease agreement were included in the sale of the North American theatrical business. The Company entered into an Assumption Agreement with the buyer in connection with the sale, under which the buyer is assuming the Company’s obligations under the guaranty, however the Company remains contingently liable to the lessor. The Company believes that the likelihood of a material liability being triggered under this lease is remote, and no liability has been accrued for these contingent lease obligations as of September 30, 2009.

As of September 30, 2009 and December 31, 2008, the Company guaranteed the debt of third parties of approximately $4.3 million and $3.5 million, respectively, related to maximum credit limits on employee and tour-related credit cards and bank lines of credit of a nonconsolidated affiliate and a third-party promoter.

Certain agreements relating to acquisitions that occurred prior to the adoption in January 2009 of the new accounting guidance in ASC 805 provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired companies. The Company will accrue additional amounts related to such contingent payments if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent payments, if performance targets are met, would not significantly impact the financial position or results of operations of the Company.

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

NOTE 7 — RELATED-PARTY TRANSACTIONS

Transactions with Clear Channel

The Company has two non-employee directors as of September 30, 2009 on its board of directors that are also directors and executive officers of Clear Channel. From time to time, the Company purchases advertising from Clear Channel and its subsidiaries in the ordinary course of business. For the three months ended September 30, 2009 and 2008 and the nine months ended September 30, 2009 and 2008, the Company recorded $3.3 million, $5.4 million, $6.6 million and $10.8 million, respectively, as components of direct operating expenses and selling, general and administrative expenses for these advertisements.

Other Related Parties

During the nine months ended September 30, 2009 and 2008, the Company paid $6.6 million and $10.6 million, respectively, in connection with two acquisitions of companies owned by various members of management of the Company’s subsidiaries. The acquired companies held the leases of two venues.

During the nine months ended September 30, 2009, the Company received $21.3 million in connection with the sale of interests in three venues to an entity partially owned by employees of one of the Company’s subsidiaries.

The Company conducts certain transactions in the ordinary course of business with companies that are owned, in part or in total, by various members of management of the Company’s subsidiaries or companies over which the Company has significant influence. These transactions primarily relate to venue rentals, including a rental advance in 2008, concession services, equipment rentals, ticketing, marketing and other services and reimbursement of certain costs. The following table sets forth expenses incurred and revenue earned from these companies for services rendered or provided in relation to these business ventures.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Other related parties expenses	$4,007	$4,347	$11,132	$16,653

Other related parties revenue	$556	$781	$1,636	$2,100

None of these transactions were with directors or executive officers of the Company.

NOTE 8 — INCOME TAXES

The Company customarily calculates interim effective tax rates in accordance with ASC topic 740, Income Taxes (“ASC 740”). As required by ASC 740, the Company applies the estimated annual effective tax rate to year-to-date pretax income (or loss) at the end of each interim period to compute a year-to-date tax expense (or benefit). ASC 740 requires departure from customary effective tax rate computations when losses incurred within tax jurisdictions cannot be carried back and future profits associated with operations in those tax jurisdictions cannot be assured beyond any reasonable doubt. Accordingly, the Company has calculated an expected annual effective tax rate of 27%, excluding significant, unusual or extraordinary items, for ordinary income associated with operations, which are principally outside of the United States, for which the Company currently expects to have annual taxable income. That effective tax rate has been applied to year-to-date earnings for those operations for which the Company currently expects to have taxable income. The Company has not recorded tax benefits associated with losses from operations for which future taxable income cannot be reasonably assured. As required by ASC 740, the Company also includes tax effects of significant, unusual or extraordinary items in income tax expense in the interim period in which they occur.

The net income tax from continuing operations is $28.2 million for the nine months ended September 30, 2009. The components of tax expense that contributed to the net income tax expense included state and local taxes of $1.8 million, tax reserve accruals and settlements of uncertain tax positions of $2.2 million, income taxes pertaining to the Company’s non-U.S. operations of $23.5 million (which reflect an effective tax rate for those jurisdictions of 27%) and other discrete items of $0.7 million, including reversals of valuation allowances recorded against deferred tax assets.

During the first nine months of 2009, an effective tax rate of 27% was applied to year-to-date earnings in taxable jurisdictions in which the Company expects to have taxable income. During the first nine months of 2008, the effective tax rate applied to year-to-date earnings in taxable jurisdictions for which the Company expected to have taxable income was 32%. The decrease in the effective tax rate applied during 2009 is principally related to lower permanent differences as a percentage of pre-tax income relative to 2008. During the first nine months of 2009, current income tax expense increased $68.5 million relative to the first nine months of 2008 due principally to the recognition of tax benefits during the first nine months of 2008 associated with the sale of the Company’s North American theatrical and motor sports businesses for which no corresponding tax benefit is recognized in the first nine months of 2009.

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

NOTE 9 — STOCKHOLDERS’ EQUITY

Noncontrolling Interests

The following table shows the reconciliation of the carrying amount of total stockholders’ equity, stockholders’ equity attributable to Live Nation, Inc. and stockholders’ equity attributable to noncontrolling interests:

	Live Nation, Inc. Stockholders’ Equity	Noncontrolling Interests	Comprehensive Income (Loss)	Total
	(in thousands)
Balances at December 31, 2008	$681,921	$61,722	$—	$743,643
Non-cash compensation	30,060	—		30,060
Purchase of common shares	(5,803)	—		(5,803)
Sale of common shares	1,553	—		1,553
Acquisitions	—	2,675		2,675
Cash dividends	—	(816)		(816)
Comprehensive income (loss):
Net income (loss)	(60,658)	9,865	(50,793)	(50,793)
Realized gain on cash flow hedges	5,979	—	5,979	5,979
Unrealized loss on cash flow hedges	(4,145)	—	(4,145)	(4,145)
Change in funded status of defined benefit pension plan	180	—	180	180
Currency translation adjustment	7,581	3,659	11,240	11,240

Total comprehensive loss			$(37,539)	(37,539)

Balances at September 30, 2009	$656,668	$77,105		$733,773

Earnings per Share

The Company computes net income per common share under the two-class method in accordance with ASC topic 260, Earnings per Share. Under the provisions of ASC topic 260, basic net income per common share is computed by dividing the net income applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income per common share adjusts basic net income per common share for the effects of stock options, restricted stock and other potentially dilutive financial instruments only in the periods in which such effect is dilutive. Dilutive securities at September 30, 2009 include 867,864 shares of unvested restricted stock. The unvested restricted stockholders are entitled to participate in dividends declared on common stock as if the shares were fully vested. As a result, for purposes of calculating basic earnings per common share, income attributable to unvested restricted stockholders is excluded from net income. As the Company has a net loss for the nine months ended September 30, 2009, no loss has been allocated to the unvested restricted stockholders.

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic earnings per share:
Net income (loss) attributable to Live Nation, Inc.	$69,247	$137,993	$(60,658)	$100,100
Less income from discontinued operations, net of tax	—	(47,550)	—	(76,456)
Less income from continuing operations allocated to participating securities	(752)	(1,281)	—	(318)

Net income (loss) from continuing operations allocated to common stockholders	$68,495	$89,162	$(60,658)	$23,326

Weighted average common shares	83,632	76,231	82,297	75,648

Basic income (loss) from contining operations per common share	$0.82	$1.17	$(0.74)	$0.31

Diluted earnings per share:
Net income (loss) attributable to Live Nation, Inc.	$69,247	$137,993	$(60,658)	$100,100
Effect of dilutive securites:
2.875% convertible senior notes	3,810	3,604	—	—
Less income from discontinued operations, net of tax	—	(47,550)	—	(76,456)
Less income from continuing operations allocated to participating securities	(716)	(1,204)	—	(315)

Net income (loss) from continuing opertions allocated to common stockholders	$72,341	$92,843	$(60,658)	$23,329

Weighted average common shares	83,632	76,231	82,297	75,648
Effect of dilutive securites:
Stock options, restricted stock and warrants	981	178	—	583
2.875% convertible senior notes	8,105	8,105	—	—

Diluted weighted average common shares	92,718	84,514	82,297	76,231

Diluted income (loss) from contining operations per common share	$0.78	$1.10	$(0.74)	$0.31

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Options to purchase shares of common stock	4,748	2,249	7,133	2,249
Restricted stock awards	—	—	868	—
Warrants	500	—	500	—
Conversion shares related to 2.875% convertible senior notes	—	—	8,105	8,105

Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	5,248	2,249	16,606	10,354

NOTE 10 — SEGMENT DATA

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

The North American Music segment principally involves the promotion of live music events in the Company’s owned and/or operated venues and in rented third-party venues and the operation and management of music venues primarily in the United States and Canada, as well as providing various services to artists including merchandise, artist fan sites and VIP tickets. The International Music segment principally involves the promotion of live music events in the Company’s owned and/or operated venues and in rented third-party venues, the production of music festivals and the operation and management of music venues outside of North America. The Ticketing segment principally involves the management of the Company’s ticketing operations and online and wireless distribution activities, including the enhancement of the Company’s primary website, www.livenation.com, in addition to management of the Company’s information technology operations. Other operations include the Company’s United Kingdom theatrical venue business and other businesses.

The Company has reclassified all periods presented to conform to the current period presentation. Corporate expenses, interest income, interest expense, equity in losses (earnings) of nonconsolidated affiliates, other expense (income) — net, income tax expense (benefit) and net income (loss) attributable to noncontrolling interests are managed on a total company basis.

	North American Music	International Music	Ticketing	Other	Corporate	Consolidated
	(in thousands)
Three Months Ended September 30, 2009
Revenue	$1,036,169	$726,872	$30,245	$15,010	$—	$1,808,296
Direct operating expenses	836,071	623,152	9,068	2,858	(475)	1,470,674
Selling, general and administrative expenses	102,178	46,405	8,763	6,758	—	164,104
Depreciation and amortization	26,086	6,690	2,872	1,536	217	37,401
Loss (gain) on sale of operating assets	(93)	(73)	5	(2,511)	—	(2,672)
Corporate expenses	—	—	—	—	16,190	16,190
Acquisition transaction expenses	—	657	—	—	7,123	7,780

Operating income (loss)	$71,927	$50,041	$9,537	$6,369	$(23,055)	$114,819

Three Months Ended September 30, 2008
Revenue	$962,299	$603,131	$6,734	$16,298	$—	$1,588,462
Direct operating expenses	779,192	509,457	3,151	3,616	—	1,295,416
Selling, general and administrative expenses	108,452	46,779	8,752	10,262	—	174,245
Depreciation and amortization	18,697	8,341	1,319	2,180	953	31,490
Gain on sale of operating assets	(668)	(2)	—	(105)	(455)	(1,230)
Corporate expenses	—	—	—	—	13,062	13,062
Acquisition transaction expenses	—	—	—	—	—	—

Operating income (loss)	$56,626	$38,556	$(6,488)	$345	$(13,560)	$75,479

Nine Months Ended September 30, 2009
Revenue	$2,051,756	$1,210,565	$60,542	$47,706	$—	$3,370,569
Direct operating expenses	1,655,665	1,003,589	20,743	9,791	(391)	2,689,397
Selling, general and administrative expenses	297,429	122,127	31,391	21,432	—	472,379
Depreciation and amortization	79,136	23,636	9,466	4,385	1,076	117,699
Loss (gain) on sale of operating assets	(959)	(189)	5	(2,515)	—	(3,658)
Corporate expenses	—	—	—	—	41,284	41,284
Acquisition transaction expenses	—	802	—	—	25,713	26,515

Operating income (loss)	$20,485	$60,600	$(1,063)	$14,613	$(67,682)	$26,953

Identifiable assets	$1,576,413	$875,796	$37,533	$159,393	$47,726	$2,696,861
Capital expenditures	$17,454	$12,633	$7,454	$846	$971	$39,358

Nine Months Ended September 30, 2008
Revenue	$1,989,123	$1,174,990	$19,759	$67,014	$—	$3,250,886
Direct operating expenses	1,586,070	973,267	8,658	21,448	—	2,589,443
Selling, general and administrative expenses	307,268	132,455	22,481	33,107	—	495,311
Depreciation and amortization	59,713	26,550	3,338	6,384	2,776	98,761
Loss (gain) on sale of operating assets	(783)	41	—	(188)	149	(781)
Corporate expenses	—	—	—	—	35,177	35,177
Acquisition transaction expenses	—	—	—	—	—	—

Operating income (loss)	$36,855	$42,677	$(14,718)	$6,263	$(38,102)	$32,975

Identifiable assets	$1,827,177	$811,166	$34,337	$203,314	$70,386	$2,946,380
Capital expenditures	$36,719	$80,395	$16,330	$2,747	$2,359	$138,550

NOTE 11 — SUBSEQUENT EVENTS

On October 23, 2009, the Company sold its 33% equity interest in the Dominion Theatre, a United Kingdom theatrical company involved in venue operations, for a gross sales price of $12.7 million. After fees, expenses, and direct taxes, the Company received approximately $12.0 million of net proceeds. As of September 30, 2009, total investment was approximately $5.7 million.

On November 2, 2009, the Company sold its remaining theatrical venues and operations in the United Kingdom for a gross sales price of approximately $148.0 million. After fees, expenses, direct taxes, an adjustment to replace the show cash of the theatrical business that was previously removed from the operations and utilized by the Company, a working capital adjustment and other adjustments, the Company currently expects to receive approximately $99.0 million of net proceeds. The assets of the U.K. theatrical business include two theaters in London’s West End, the Lyceum Theatre and Apollo Victoria, and 14 regional theaters located throughout the United Kingdom. As of September 30, 2009, total assets were approximately $118.3 million, including $11.4 million of cash and cash equivalents, $92.9 million of net property, plant and equipment and $3.2 million of goodwill, and total liabilities were approximately $82.0 million, including $45.4 million of accrued expenses and $25.5 million of other long-term liabilities.

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

Special Note About Forward-Looking Statements

Certain statements contained in this quarterly report (or otherwise made by us or on our behalf from time to time in other reports, filings with the SEC, news releases, conferences, internet postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, notwithstanding that such statements are not specifically identified. Forward-looking statements include, but are not limited to, statements about our financial position, business strategy, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition, our pending merger with Ticketmaster, the effects of future legislation or regulations and plans and objectives of our management for future operations. We have based our forward-looking statements on our beliefs and assumptions based on information available to us at the time the statements are made. Use of the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “outlook,” “could,” “target,” “project,” “seek,” “predict,” or variations of such words and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth under Item 1A.—Risk Factors in our 2008 Form 10-K, as amended and as updated by our Current Reports on Form 8-K filed with the SEC on May 28, 2009 and September 16, 2009, as well as other factors described herein or in our annual, quarterly and other reports we file with the SEC (collectively, cautionary statements). Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. We do not intend to update these forward-looking statements, except as required by applicable law.

Executive Overview

Our mission is to maximize the results generated by the live concert experience, driven by connecting to our artists, fans and sponsors. The highlights for each of our segments for the third quarter of 2009 were:

North American Music

•

We continued our successful ‘No Service Fee Wednesday’ promotion to help our fans buy tickets to our events at a lower total cost while reducing the amount of unsold seats for events. Through September 30, 2009, we have sold 816,000 tickets to our shows through this program.

•

North American Music experienced its largest quarter of the year, with 2,701 total promoted events. Although this figure was slightly lower than the third quarter of 2008 by 66 events, attendance actually increased by nearly 600,000 fans to 13,032,000, representing an increase in average attendance per event of 7%.

•	We continue to focus on our key profit drivers from our shows. In the third quarter, as compared to the same period in the prior year, these results include:

•	a 3.3% increase in ancillary revenue per fan at our owned and/or operated amphitheaters to $17.58 per person; and

•

a 6% decrease in our average operating costs per fan and an 11% decrease in our average marketing costs per fan at all of our promoted events during the third quarter, each resulting primarily from our cost-saving initiatives.

International Music

•

The third quarter is typically the strongest quarter of the year for International Music, being the primary season for outdoor concerts and festivals. Attendance at concerts increased by 1.6 million, or 44%, in the quarter, driven by an increase in the number of stadium and other outdoor concerts, including multiple sell-out concerts by Madonna, U2, Coldplay and Blur, among others.

•

International Music also had a very strong festival season with an overall 6% increase in attendance driven by Rock Werchter in Belgium, T in the Park, Reading and Leeds in the United Kingdom and Lowlands and North Sea Jazz in the Netherlands.

Ticketing

•

Our ‘No Service Fee Wednesday’ promotion has not only helped to sell more tickets to events in North America, it has also driven increased awareness of LiveNation.com as a key source for concert events and tickets. Traffic to our website increased by over 55% in the first nine months of the year compared to last year.

•

Since the beginning of 2009, we have sold 10.6 million tickets globally, including 3.0 million tickets sold in the third quarter of 2009. This total for the year includes 1.7 million in tickets sold internationally for which our Ticketing segment does not earn any service charges. An additional 2.2 million tickets were sold at the box offices directly, for which the service charges, if any, are reported by North American Music. Due to the high volume of North American Music events during the quarter—since ticket service charges are recognized as revenue only upon completion of the event—Ticketing also experienced its highest quarter in terms of revenue and operating income.

•	In July 2009, our LiveNation.com network was ranked 5th by Nielsen NetView among the most-visited domestic music websites, with 5.0 million unique visitors in the month.

Other Information

•

As of September 30, 2009, we have 793 local, national and international corporate sponsors, including our new sponsorship arrangement in the third quarter of 2009 with Coca-Cola. Sponsorship revenue increased to $78.5 million in the third quarter of 2009 as compared to $75.2 million in the third quarter of 2008.

•

We continue the process of seeking regulatory approval for our pending merger with Ticketmaster, which we announced in February 2009. We currently expect that this transaction will be completed in the first quarter of 2010.

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

Consolidated Results of Operations

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2009	2008		2009	2008
(in thousands)
Revenue	$1,808,296	$1,588,462	14%	$3,370,569	$3,250,886	4%
Operating expenses:
Direct operating expenses	1,470,674	1,295,416	14%	2,689,397	2,589,443	4%
Selling, general and administrative expenses	164,104	174,245	(6)%	472,379	495,311	(5)%
Depreciation and amortization	37,401	31,490	19%	117,699	98,761	19%
Gain on sale of operating assets	(2,672)	(1,230)	**	(3,658)	(781)	**
Corporate expenses	16,190	13,062	24%	41,284	35,177	17%
Acquisition transaction expenses	7,780	—	**	26,515	—	**

Operating income	114,819	75,479	52%	26,953	32,975	(18)%
Operating margin	6.3%	4.8%		0.8%	1.0%

Interest expense	17,438	17,220		50,702	51,307
Interest income	(348)	(2,978)		(2,019)	(8,406)
Equity in earnings of nonconsolidated affiliates	(499)	(1,979)		(1,982)	(871)
Other expense (income)—net	2,206	277		2,815	(838)

Income (loss) from continuing operations before income taxes	96,022	62,939		(22,563)	(8,217)
Income tax expense (benefit):
Current	17,918	(32,318)		30,590	(37,870)
Deferred	(1,068)	470		(2,360)	6,132

Income (loss) from continuing operations	79,172	94,787		(50,793)	23,521
Income from discontinued operations, net of tax	—	47,550		—	76,456

Net income (loss)	79,172	142,337		(50,793)	99,977
Net income (loss) attributable to noncontrolling interests	9,925	4,344		9,865	(123)

Net income (loss) attributable to Live Nation, Inc.	$69,247	$137,993		$(60,658)	$100,100

Note:	Non-cash compensation expense of $1.7 million, $2.4 million, $5.5 million and $4.8 million is included in corporate expenses and of $1.8 million, $1.3 million, $4.5 million and $5.7 million is included in selling, general and administrative expenses for the three months ended September 30, 2009 and 2008 and the nine months ended September 30, 2009 and 2008, respectively. No non-cash compensation expense is included in discontinued operations for the three months ended September 30, 2008 and $(0.9) million of non-cash compensation expense is included in discontinued operations for the nine months ended September 30, 2008.

**	Percentages are not meaningful.

Key Operating Metrics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Estimated Events
North American Music promotions:
Owned and/or operated amphitheaters	501	598	750	858
All other	2,200	2,169	6,120	6,665

Total estimated North American Music promotions	2,701	2,767	6,870	7,523
North American Music third-party rentals at our owned and/or operated venues	935	894	3,378	3,494
International Music promotions	560	659	2,680	2,253
International Music third-party rentals at our owned and/or operated venues	554	470	1,974	1,833
United Kingdom theater promotions	—	—	—	225
United Kingdom theater third-party rentals at our owned and/or operated venues	792	846	2,953	3,032

Total estimated events	5,542	5,636	17,855	18,360

Estimated Attendance (rounded)
North American Music promotions:
Owned and/or operated amphitheaters	5,963,000	6,587,000	8,750,000	9,324,000
All other	7,069,000	5,854,000	15,721,000	15,872,000

Total estimated North American Music promotions	13,032,000	12,441,000	24,471,000	25,196,000
North American Music third-party rentals at our owned and/or operated venues	592,000	945,000	1,903,000	2,555,000
International Music promotions	5,306,000	3,684,000	10,681,000	8,925,000
International Music third-party rentals at our owned and/or operated venues	621,000	401,000	2,666,000	2,160,000
United Kingdom theater promotions	—	—	—	239,000
United Kingdom theater third-party rentals at our owned and/or operated venues	908,000	934,000	3,163,000	3,314,000

Total estimated attendance	20,459,000	18,405,000	42,884,000	42,389,000

Note:	Events generally represent a single performance by an artist for both promotions and third-party rentals. Attendance generally represents the number of fans who were present at an event. Festivals are counted as one event in the quarter in which the festival begins but attendance is split over the days of the festival and can be split between quarters. Events and attendance metrics are estimated each quarter. Adjustments to estimates reported in previous quarters are only included in the current year-to-date events and attendance metrics.

Promotions listed above include events in our owned and/or operated venues as well as events we promote in third-party venues. Excluded from the table above are events and attendance that occurred in our North American theatrical business that was sold in January 2008 and our motor sports business that was sold in September 2008.

Revenue

Our revenue increased $219.8 million, or 14%, during the three months ended September 30, 2009 as compared to the same period of the prior year. Excluding the decreases of approximately $88.1 million related to the impact of changes in foreign exchange rates, revenue increased $307.9 million, or 19%. Overall increases in revenue were primarily due to increases in our International Music, North American Music and Ticketing segments of $123.7 million, $73.9 million and $23.5 million, respectively.

Our revenue increased $119.7 million, or 4%, during the nine months ended September 30, 2009 as compared to the same period of the prior year. Excluding the decreases of approximately $223.0 million related to the impact of changes in foreign exchange rates, revenue increased $342.7 million, or 11%. Overall increases in revenue were primarily due to increases in revenue in our North American Music, Ticketing and International Music segments of $62.6 million, $40.8 million and $35.6 million, respectively, partially offset by a decrease in revenue in our other operations of $19.3 million.

More detailed explanations of these changes are included in the applicable segment discussions below.

Direct operating expenses

Our direct operating expenses increased $175.3 million, or 14%, during the three months ended September 30, 2009 as compared to the same period of the prior year. Excluding the decreases of approximately $73.2 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $248.5 million, or 19%. Overall increases in direct operating expenses were primarily due to increases in our International Music, North American Music and Ticketing segments of $113.7 million, $56.9 million, and $5.9 million, respectively.

Our direct operating expenses increased $100.0 million, or 4%, during the nine months ended September 30, 2009 as compared to the same period of the prior year. Excluding the decreases of approximately $177.1 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $277.1 million, or 11%. Overall increases in direct operating expenses were primarily due to increases in our North American Music, International Music and Ticketing segments of $69.6 million, $30.3 million and $12.1 million, respectively, partially offset by a decrease in our other operations of $11.7 million.

Direct operating expenses include artist fees, show-related marketing and advertising expenses along with other costs.

More detailed explanations of these changes are included in the applicable segment discussions below.

Selling, general and administrative expenses

Our selling, general and administrative expenses decreased $10.1 million, or 6%, during the three months ended September 30, 2009 as compared to the same period of the prior year. Excluding the decreases of approximately $6.4 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses decreased $3.7 million, or 2%. Overall selling, general and administrative expenses decreased primarily due to decreases in our North American Music segment and other operations of $6.3 million and $3.5 million, respectively.

Our selling, general and administrative expenses decreased $22.9 million, or 5%, during the nine months ended September 30, 2009 as compared to the same period of the prior year. Excluding the decreases of approximately $28.5 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $5.6 million, or 1%. Overall selling, general and administrative expenses decreased primarily due to decreases in our International Music and North American Music segments and other operations of $10.3 million, $9.8 million and $11.7 million, respectively, partially offset by an increase in our Ticketing segment of $8.9 million.

More detailed explanations of these changes are included in the applicable segment discussions below.

Depreciation and amortization

Our depreciation and amortization expense increased $5.9 million, or 19%, during the three months ended September 30, 2009 as compared to the same period of the prior year. Excluding the decreases of approximately $1.0 million related to the impact of changes in foreign exchange rates, depreciation and amortization expense increased $6.9 million, or 22%. Overall depreciation and amortization expense increased primarily due to an increase in depreciation and amortization in our North American Music segment of $7.4 million.

Our depreciation and amortization expense increased $18.9 million, or 19%, during the nine months ended September 30, 2009 as compared to the same period of the prior year. Excluding the decreases of approximately $5.5 million related to the impact of changes in foreign exchange rates, depreciation and amortization expense increased $24.4 million, or 25%. Overall depreciation and amortization expense increased primarily due to increases in our North American Music and Ticketing segments of $19.4 million and $6.1 million, respectively.

More detailed explanations of these changes are included in the applicable segment discussions below.

Corporate expenses

Corporate expenses increased $3.1 million, or 24%, during the three months ended September 30, 2009 as compared to the same period of the prior year primarily due to additional compensation driven by the timing of achieving financial targets.

Corporate expenses increased $6.1 million, or 17%, during the nine months ended September 30, 2009 as compared to the same period of the prior year primarily due to additional compensation driven by the timing of achieving financial targets and also due to increased legal expense.

Acquisition transaction expenses

Acquisition transaction expenses increased $7.8 million and $26.5 million during the three and nine months ended September 30, 2009, respectively, as compared to the same periods of the prior year primarily due to costs associated with our pending Merger.

Income Taxes

We customarily calculate interim effective tax rates in accordance with ASC topic 740, Income Taxes, or ASC 740. As required by ASC 740, we apply the estimated annual effective tax rate to year-to-date pretax income (or loss) at the end of each interim period to compute a year-to-date tax expense (or benefit). ASC 740 requires departure from customary effective tax rate computations when losses incurred within tax jurisdictions cannot be carried back and future profits associated with operations in those tax jurisdictions cannot be assured beyond any reasonable doubt. Accordingly, we have calculated an expected annual effective tax rate of 27%, excluding significant, unusual or extraordinary items, for ordinary income associated with operations, which are principally outside of the United States, for which we currently expect to have annual taxable income. That effective tax rate has been applied to year-to-date earnings for those operations for which we currently expect to have taxable income. We have not recorded tax benefits associated with losses from operations for which future taxable income cannot be reasonably assured. As required by ASC 740, we also include tax effects of significant, unusual or extraordinary items in income tax expense in the interim period in which they occur.

The net income tax from continuing operations is $28.2 million for the nine months ended September 30, 2009. The components of tax expense that contributed to the net tax expense included state and local taxes of $1.8 million, tax reserve accruals and settlements of uncertain tax positions of $2.2 million, income taxes pertaining to our non-U.S. operations of $23.5 million (which reflect an effective tax rate for those jurisdictions of 27%) and other discrete items of $0.7 million, including reversals of valuation allowances recorded against deferred tax assets.

During the first nine months of 2009, the effective tax rate applied to year-to-date earnings in taxable jurisdictions for which we expect to have taxable income was 27%. During the first nine months of 2008, an effective tax rate of 32% was applied to year-to-date earnings in taxable jurisdictions for which we expected to have taxable income. The decrease in the effective tax rate applied during 2009 is principally related to lower permanent differences as a percentage of pre-tax income relative to 2008. During the first nine months of 2009, current income tax expense from continuing operations increased $68.5 million relative to the first nine months of 2008 due principally to the recognition of tax benefits during the first nine months of 2008 associated with the sale of our North American theatrical and motor sports businesses for which no corresponding tax benefit is recognized in the first nine months of 2009.

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

North American Music Results of Operations

Our North American Music segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2009	2008		2009	2008
(in thousands)
Revenue	$1,036,169	$962,299	8%	$2,051,756	$1,989,123	3%
Direct operating expenses	836,071	779,192	7%	1,655,665	1,586,070	4%
Selling, general and administrative expenses	102,178	108,452	(6)%	297,429	307,268	(3)%
Depreciation and amortization	26,086	18,697	40%	79,136	59,713	33%
Gain on sale of operating assets	(93)	(668)	* *	(959)	(783)	* *

Operating income	$71,927	$56,626	27%	$20,485	$36,855	(44)%

Operating margin	6.9%	5.9%		1.0%	1.9%

**	Percentages are not meaningful.

Three Months

North American Music revenue increased $73.9 million, or 8%, during the three months ended September 30, 2009 as compared to the same period of the prior year. Excluding the decrease of $7.8 million related to the impact of changes in foreign exchange rates, revenue increased $81.7 million, or 8%, primarily due to incremental revenue of $24.5 million related to the effect of our acquisition of De-Lux in October 2008 and also incremental revenue related to the opening of House of Blues clubs in Houston in October 2008 and Boston in February 2009. In addition, there was an increase in the attendance at arena shows and third-party venues for artists such as the Jonas Brothers, AC/DC and Elton John and Billy Joel. Partially offsetting these increases was an overall decrease in the number of events and attendance for amphitheaters, theaters and clubs along with a reduction in revenue from event merchandising primarily relating to the decrease in amphitheater attendance.

North American Music direct operating expenses increased $56.9 million, or 7%, during the three months ended September 30, 2009 as compared to the same period of the prior year. Excluding the decrease of $7.1 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $64.0 million, or 8%, primarily due to incremental direct operating expenses of $23.3 million related to the acquisition noted above, along with incremental expenses related to the opening of the two House of Blues clubs. In addition, there were more arena and third-party venue shows in the third quarter of 2009. Partially offsetting these increases were lower expenses associated with the decreased number of events for amphitheaters, theaters and clubs.

North American Music selling, general and administrative expenses decreased $6.3 million, or 6%, during the three months ended September 30, 2009 as compared to the same period of the prior year. Excluding the decrease of $0.3 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses decreased $6.0 million, or 6%, primarily due to cost-saving initiatives, partially offset by incremental selling, general and administrative expenses of $0.9 million related to the acquisition noted above.

North American Music depreciation and amortization expense increased $7.4 million, or 40%, during the three months ended September 30, 2009 as compared to the same period of the prior year primarily due to higher amortization for intangible assets associated with certain artist rights agreements.

The increase in operating income for North American Music was primarily related to increased show results for arena tours combined with lower fixed costs from cost-saving initiatives.

Nine Months

North American Music revenue increased $62.6 million, or 3%, during the nine months ended September 30, 2009 as compared to the same period of the prior year. Excluding the decrease of $26.5 million related to the impact of changes in foreign exchange rates, revenue increased $89.1 million, or 4%, primarily due to incremental revenue of $51.5 million related to the effect of our acquisitions of De-Lux in October 2008 and certain assets of Fantasma Production Inc. of Florida in May 2008, incremental revenue related to the opening of our House of Blues clubs in Houston and Boston and increased attendance and average ticket prices and/or ancillary revenue per fan at third-party venues and arenas for artists such as Elton John and Billy Joel, the Jonas Brothers and Fleetwood Mac. Partially offsetting these increases was an overall decrease in the number of events and attendance for amphitheaters, theaters and clubs along with a reduction in special events at our House of Blues clubs.

North American Music direct operating expenses increased $69.6 million, or 4%, during the nine months ended September 30, 2009 as compared to the same period of the prior year. Excluding the decrease of $23.7 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $93.3 million, or 6%, primarily due to incremental direct operating expenses of $48.9 million related to the acquisitions noted above, along with incremental expenses related to the opening of our two House of Blues clubs and also higher costs for arena shows and third-party venues due to the increased attendance. Partially offsetting these increases was lower overall expenses associated with the decreased number of events for amphitheaters, theaters and clubs and House of Blues clubs special events.

North American Music selling, general and administrative expenses decreased $9.8 million, or 3%, during the nine months ended September 30, 2009 as compared to the same period of the prior year. Excluding the decrease of $1.6 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses decreased $8.2 million, or 3%, primarily due to cost-saving initiatives, partially offset by incremental selling, general and administrative expenses of $2.7 million related to the acquisitions noted above.

North American Music depreciation and amortization expense increased $19.4 million, or 33%, during the nine months ended September 30, 2009 as compared to the same period of the prior year primarily due to impairments of $9.7 million recorded during 2009 related to two theaters and four clubs, higher amortization for intangible assets associated with certain artist rights agreements along with incremental expense related to the opening of our two House of Blues clubs.

The decreased operating income for North American Music was primarily a result of reduced show results driven by a lower number of events and higher amortization expense related to artist rights agreements, partially offset by cost-saving initiatives.

International Music Results of Operations

Our International Music segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2009	2008		2009	2008
(in thousands)
Revenue	$726,872	$603,131	21%	$1,210,565	$1,174,990	3%
Direct operating expenses	623,152	509,457	22%	1,003,589	973,267	3%
Selling, general and administrative expenses	46,405	46,779	—	122,127	132,455	(8)%
Depreciation and amortization	6,690	8,341	(20)%	23,636	26,550	(11)%
Loss (gain) on sale of operating assets	(73)	(2)	* *	(189)	41	* *
Acquisition transaction expenses	657	—	* *	802	—	* *

Operating income	$50,041	$38,556	30%	$60,600	$42,677	42%

Operating margin	6.9%	6.4%		5.0%	3.6%

**	Percentages are not meaningful.

Three Months

International Music revenue increased $123.7 million, or 21%, during the three months ended September 30, 2009 as compared to the same period of the prior year. Excluding the decrease of $77.8 million related to the impact of changes in foreign exchange rates, revenue increased $201.5 million, or 33%, primarily due to increased revenues related to our festival operations in the United Kingdom and Belgium and strong stadium shows for global touring artists U2 and Madonna. In addition, the O2 Dublin reopened in December 2008. Partially offsetting these increases were decreases resulting from a decline in revenue of $16.8 million related to the effect of the divestiture of F&P Italia in July 2008.

International Music direct operating expenses increased $113.7 million, or 22%, during the three months ended September 30, 2009 as compared to the same period of the prior year. Excluding the decrease of $65.4 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $179.1 million, or 35%, due to festivals and global touring stadium shows as discussed above as well as the reopening of the O2 Dublin. Partially offsetting these increases was a decline in direct operating expenses of $15.2 million related to the divestiture of F&P Italia.

International Music selling, general and administrative expenses decreased $0.4 million during the three months ended September 30, 2009 as compared to the same period of the prior year. Excluding the decrease of $5.1 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $4.7 million, or 10%, primarily due to higher performance-based compensation along with the reopening of the O2 Dublin.

International Music depreciation and amortization expense decreased $1.7 million, or 20%, during the three months ended September 30, 2009 as compared to the same period of the prior year. Excluding the decrease of $0.7 million related to the impact of changes in foreign exchange rates, depreciation and amortization expense decreased $1.0 million, or 12%.

The increase in operating income for International Music was primarily driven by stronger festivals and stadium shows along with the reopening of the O2 Dublin partially offset by the net decrease of $6.6 million due to the impact of the changes in foreign exchange rates.

Nine Months

International Music revenue increased $35.6 million, or 3%, during the nine months ended September 30, 2009 as compared to the same period of the prior year. Excluding the decrease of $182.2 million related to the impact of changes in foreign exchange rates, revenue increased $217.8 million, or 19%, due to stronger festivals in the United Kingdom and Belgium and strong stadium shows for global touring artists U2 and Madonna, along with incremental revenue of $12.0 million related to the effect of our acquisitions of DF Concerts in April 2008, Mirage in May 2008, Luger and Moondog in June 2008, Brand New Live in February 2009 and Tecjet in March 2009. In addition, the O2 Dublin reopened in December 2008. Partially offsetting these increases was a decline in revenue of $33.8 million related to the effect of the divestiture of F&P Italia.

International Music direct operating expenses increased $30.3 million, or 3%, during the nine months ended September 30, 2009 as compared to the same period of the prior year. Excluding the decrease of $148.6 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $178.9 million, or 18%, primarily due to increased direct operating expenses due to festivals and stadium shows and incremental direct operating expense of $8.4 million related to the acquisitions noted above as well as the reopening of the O2 Dublin. Partially offsetting these increases was a $30.5 million decline resulting from the divestiture of F&P Italia.

International Music selling, general and administrative expenses decreased $10.3 million, or 8%, during the nine months ended September 30, 2009 as compared to the same period of the prior year. Excluding the decrease of $22.1 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $11.8 million, or 9%, primarily due to higher compensation costs for salary and performance pay and incremental expenses of $3.1 million related to the acquisitions noted above, as well as the reopening of the O2 Dublin. Partially offsetting these increases was a decrease of $1.5 million relating to the divestiture of F&P Italia.

International Music depreciation and amortization expense decreased $2.9 million, or 11%, during the nine months ended September 30, 2009 as compared to the same period of the prior year. Excluding the decrease of $3.9 million related to the impact of changes in foreign exchange rates, depreciation and amortization expense increased $1.0 million, or 4%.

The increased operating income for International Music was primarily driven by stronger stadium shows and festivals, particularly in the United Kingdom and Belgium, and the reopening of the O2 Dublin, partially offset by the net decrease of $7.6 million due to the impact of the changes in foreign exchange rates.

Ticketing Results of Operations

Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		% Change
	2009	2008			2009	2008
(in thousands)
Revenue	$30,245	$6,734	*	*	$60,542	$19,759	*	*
Direct operating expenses	9,068	3,151	*	*	20,743	8,658	*	*
Selling, general and administrative expenses	8,763	8,752	—		31,391	22,481	40%
Depreciation and amortization	2,872	1,319	*	*	9,466	3,338	*	*
Loss on sale of operating assets	5	—	*	*	5	—	*	*

Operating income (loss)	$9,537	$(6,488)	*	*	$(1,063)	$(14,718)	(93)%

Operating margin	31.5%	(96.3)%			(1.8)%	(74.5)%

**	Percentages are not meaningful.

Three Months

Ticketing revenue increased $23.5 million during the three months ended September 30, 2009 as compared to the same period of the prior year primarily due to increased service charge revenue from the launch of our new ticketing platform in December 2008. Revenue related to ticketing service charges for our owned and/or operated venues is recognized as the event occurs.

Ticketing direct operating expenses increased $5.9 million during the three months ended September 30, 2009 as compared to the same period of the prior year due to costs associated with our expanded ticketing operations.

Ticketing selling, general and administrative expenses remained relatively flat during the three months ended September 30, 2009 as compared to the same period of the prior year.

Ticketing depreciation and amortization expense increased $1.6 million during the three months ended September 30, 2009 as compared to the same period of the prior year primarily due to depreciation expense related to software and infrastructure for our ticketing and website platforms. Depreciation on our ticketing system did not begin until the system launched in December 2008.

The increased operating income for Ticketing was primarily a result of higher revenues, net of direct expenses, from ticket service charges related to events that occurred during the third quarter of 2009.

Nine Months

Ticketing revenue increased $40.8 million during the nine months ended September 30, 2009 as compared to the same period of the prior year primarily due to increased service charge revenue due to the launch of our new ticketing platform and related sponsorship revenue. Revenue related to ticketing service charges for our owned and/or operated venues is recognized as the event occurs.

Ticketing direct operating expenses increased $12.1 million during the nine months ended September 30, 2009 as compared to the same period of the prior year due to costs associated with our expanded ticketing operations.

Ticketing selling, general and administrative expenses increased $8.9 million, or 40%, during the nine months ended September 30, 2009 as compared to the same period of the prior year primarily due to increased salary costs and maintenance expense related to the operations of our ticketing platform and website management. We began the build-out of our ticketing infrastructure at the beginning of 2008, therefore, the costs during the first nine months of 2008 did not reflect a fully-loaded cost base necessary for running our ticketing operations.

Ticketing depreciation and amortization expense increased $6.1 million during the nine months ended September 30, 2009 as compared to the same period of the prior year primarily due to depreciation expense related to software and infrastructure for our ticketing and website platforms. Depreciation on our ticketing system did not begin until the system launched in December 2008.

The decreased operating loss for Ticketing was primarily a result of increased revenue, net of expenses, from ticket service charges for events that occurred during the first nine months of 2009 from our ticketing operations and also related sponsorships. Partially offsetting these increases were higher selling, general and administrative and depreciation expenses related to our ticketing platform as we had just begun building our ticketing infrastructure in early 2008.

Other Results of Operations

Our other operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2009	2008		2009	2008
(in thousands)
Revenue	$15,010	$16,298	(8)%	$47,706	$67,014	(29)%
Direct operating expenses	2,858	3,616	(21)%	9,791	21,448	(54)%
Selling, general and administrative expenses	6,758	10,262	(34)%	21,432	33,107	(35)%
Depreciation and amortization	1,536	2,180	(30)%	4,385	6,384	(31)%
Gain on sale of operating assets	(2,511)	(105)	* *	(2,515)	(188)	* *

Operating income	$6,369	$345	* *	$14,613	$6,263	* *

Operating margin	42.4%	2.1%		30.6%	9.3%

**	Percentages are not meaningful.

Three Months

Other revenue decreased $1.3 million, or 8%, during the three months ended September 30, 2009 as compared to the same period of the prior year. Excluding the decrease of $2.2 million related to the impact of changes in foreign exchange rates, revenue increased $0.9 million, or 5%, primarily due to an increase in the number of third-party rentals at our U.K. theaters, partially offset by a decline in revenue due to our exit from the production and touring of U.K. theatrical shows.

Other direct operating expenses decreased $0.8 million, or 21%, during the three months ended September 30, 2009 as compared to the same period of the prior year. Excluding the decrease of $0.5 million related to the impact of changes in foreign exchange rates, direct operating expenses decreased $0.3 million, or 8%, primarily due to our exit from the production and touring of theatrical shows noted above.

Other selling, general and administrative expenses decreased $3.5 million, or 34%, during the three months ended September 30, 2009 as compared to the same period of the prior year. Excluding the decrease of $0.9 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses decreased $2.6 million, or 25%, primarily due to our exit from the production and touring of theatrical shows noted above along with cost-saving initiatives implemented throughout our owned and/or operated theaters.

Nine Months

Other revenue decreased $19.3 million, or 29%, during the nine months ended September 30, 2009 as compared to the same period of the prior year. Excluding the decrease of $12.0 million related to the impact of changes in foreign exchange rates, revenue decreased $7.3 million, or 11%, primarily due to a decline in revenue from our U.K. theater operations as we are no longer involved in the production and touring of theatrical shows.

Other direct operating expenses decreased $11.7 million, or 54%, during the nine months ended September 30, 2009 as compared to the same period of the prior year. Excluding the decrease of $2.8 million related to the impact of changes in foreign exchange rates, direct operating expenses decreased $8.9 million, or 41%, primarily due to our exit from the production and touring of theatrical shows noted above.

Other selling, general and administrative expenses decreased $11.7 million, or 35%, during the nine months ended September 30, 2009 as compared to the same period of the prior year. Excluding the decrease of $4.4 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses decreased $7.3 million, or 22%, primarily due to cost-saving initiatives implemented throughout our owned and/or operated theaters along with our exit from the production and touring of theatrical shows noted above.

Reconciliation of Segment Operating Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(in thousands)
North American Music	$71,927	$56,626	$20,485	$36,855
International Music	50,041	38,556	60,600	42,677
Ticketing	9,537	(6,488)	(1,063)	(14,718)
Other	6,369	345	14,613	6,263
Corporate	(23,055)	(13,560)	(67,682)	(38,102)

Consolidated operating income	$114,819	$75,479	$26,953	$32,975

Liquidity and Capital Resources

Our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, are funded from operations or from borrowings under our senior secured credit facility described below. Our cash is currently managed on a worldwide basis.

Our balance sheet reflects cash and cash equivalents of $258.1 million and current and long-term debt of $854.6 million at September 30, 2009, and cash and cash equivalents of $199.7 million and current and long-term debt of $824.1 million at December 31, 2008. These debt balances do not include our outstanding redeemable preferred stock. Our weighted average cost of debt, including redeemable preferred stock and excluding the debt discount on our convertible notes, was 5.12% at September 30, 2009.

Our available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash in our operating accounts and invested cash. Cash held in operating accounts in many cases exceeds the Federal Deposit Insurance Corporation insurance limits. The invested cash is invested in interest-bearing funds managed by third-party financial institutions. While we monitor cash and cash equivalents balances in our operating accounts on a regular basis and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail. To date, we have experienced no loss or lack of access to our cash or cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

We may need to incur additional debt or issue equity to make other strategic acquisitions or investments. There can be no assurance that such financing will be available to us on acceptable terms or at all. We may make significant acquisitions in the near term, subject to limitations imposed by our financing documents and market conditions.

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

During the nine months ended September 30, 2009, we made principal payments totaling $16.3 million on the term loans, which includes pre-payments of $13.2 million from asset sale proceeds received in 2009. Our revolving credit facility increased by $28.0 million from net borrowings during the nine months ended September 30, 2009. The borrowings on the revolving credit facility were used to fund working capital requirements during the period. At September 30, 2009, the outstanding balances on the term loans and revolving credit facility were $401.7 million and $150.0 million, respectively. Taking into account letters of credit of $42.0 million, $93.0 million was available for future borrowings.

Borrowings under the term loan portion of the credit facility bear interest at per annum floating rates equal, at our option, to either (a) the base rate (which is the greater of the prime rate offered by JPMorgan Chase Bank, N.A. or the federal funds rate plus 0.5%) plus 2.25% or (b) Adjusted LIBOR plus 3.25%. Borrowings under the revolving portion of the credit facility bear interest at per annum floating rates equal, at our option, to either (a) the base rate (which is the prime rate offered by JPMorgan Chase Bank, N.A. ) plus an applicable margin or (b) Adjusted LIBOR plus an applicable margin. Sterling and Euro-denominated borrowings under the revolving portion of the credit facility currently bear interest at per annum floating rates equal to either Adjusted LIBOR or Adjusted EURIBOR, respectively, plus an applicable margin. The revolving credit facility margins are subject to change based upon the amount of leverage for the previous calendar quarter. In the event our leverage ratio improves, the margins on revolving credit borrowings decline gradually to 1.25% at a total leverage ratio of less than, or equal to, 1.25 times.

The interest rate we pay on borrowings on our senior term loans is 3.25% above LIBOR. The interest rate we pay on our $285 million multi-currency revolving credit facility depends on our total leverage ratio. Based on our current total leverage ratio, our interest rate on revolving credit borrowings is 2.25% above LIBOR. In addition to paying interest on outstanding principal under the credit facility, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. As of September 30, 2009, the commitment fee rate was 0.375%. We also are required to pay customary letter of credit fees, as necessary.

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

Redeemable Preferred Stock

As part of the separation, one of our subsidiaries sold 200,000 shares of Series A (voting) mandatorily Redeemable Preferred Stock to third-party investors and issued 200,000 shares of Series B (non-voting) mandatorily Redeemable Preferred Stock to Clear Channel which then sold this Series B Redeemable Preferred Stock to third-party investors. We did not receive any of the proceeds from the sale of the Series B Redeemable Preferred Stock sold by Clear Channel. As of September 30, 2009, we had 200,000 shares of Series A Redeemable Preferred Stock and 200,000 shares of Series B Redeemable Preferred Stock outstanding (collectively, the Preferred Stock) with an aggregate liquidation preference of $40 million. The Preferred Stock accrues dividends at 13% per annum and is mandatorily redeemable on December 21, 2011, although we are obligated to make an offer to repurchase the Preferred Stock at 101% of the liquidation preference in the event of a change of control.

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

Guarantees of Third-Party Obligations

As of September 30, 2009, we guaranteed the debt of third parties of approximately $4.3 million primarily related to maximum credit limits on employee and tour-related credit cards and guarantees of bank lines of credit of a nonconsolidated affiliate and a third-party promoter.

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

Debt Covenants

The significant covenants on our multi-currency senior secured credit facility relate to total leverage, senior leverage, interest coverage and capital expenditures contained and defined in the credit agreement. The adjusted leverage ratio covenant requires us to maintain a ratio of consolidated total indebtedness minus unrestricted cash and cash equivalents, up to a maximum of $150 million (all as defined by the credit agreement), to consolidated earnings-before-interest-taxes-depreciation-and-amortization (as defined by the credit agreement, or Adjusted Consolidated EBITDA) of less than 4.0 times, provided that aggregated subordinated indebtedness and permitted holding company indebtedness (as defined by the credit agreement) is less than $25 million or 6.0 times if greater than $25 million; therefore, we are currently subject to an adjusted leverage ratio of less than 6.0 times. The adjusted senior leverage covenant, which is only applicable provided aggregate subordinated indebtedness and permitted holding company indebtedness is greater than $25 million, requires us to maintain a ratio of adjusted consolidated senior indebtedness minus unrestricted cash and cash equivalents to Adjusted Consolidated EBITDA of less than 4.0 times. The adjusted interest coverage covenant requires us to maintain a minimum ratio of Adjusted Consolidated EBITDA to cash interest expense (as defined by the credit agreement) of 2.5 times. The capital expenditure covenant limits annual capital expenditures (as defined by the credit agreement) to $110 million or less, subject to a carryover provision of up to an additional $110 million. In the event that we do not meet these covenants, we are considered to be in default on the credit facilities at which time the credit facilities may become immediately due. This credit facility contains a cross default provision that would be triggered if we were to default on any other indebtedness greater than $10 million.

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

At September 30, 2009, we were in compliance with all debt and Preferred Stock covenants. We expect to remain in compliance with all of these covenants throughout 2009.

Uses of Cash

Acquisitions

During the nine months ended September 30, 2009, we used $12.5 million in cash for acquisitions in our International Music segment, primarily related to our acquisitions of Tecjet and Brand New Live in 2009 and payment on our 2008 acquisition of the Heineken Music Hall operations. When we make acquisitions, the acquired entity may have cash on its balance sheet at the time of acquisition. All amounts discussed in this section are presented net of any cash acquired.

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

Our capital expenditures consisted of the following:

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Maintenance capital expenditures	$13,934	$21,657
Revenue generating capital expenditures	25,424	116,893

Total capital expenditures	$39,358	$138,550

Revenue generating capital expenditures during the first nine months of 2008 were higher than the same period in 2009 due to the 2008 development and renovation of various venues including O2 Dublin, House of Blues in Houston and Boston, AMG venue expansion in Sheffield and the ticketing roll-out.

We currently expect maintenance capital expenditures to be approximately $20.0 million for the full year 2009 and total revenue generating capital expenditures to be approximately $37.0 million for the full year 2009.

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

Cash Flows

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Cash provided by (used in):
Operating activities	$58,071	$(71,464)
Investing activities	$(39,593)	$6,078
Financing activities	$9,302	$(48,362)

Operating Activities

Cash provided by operations was $58.1 million for the nine months ended September 30, 2009, compared to cash used in operations of $71.5 million for the nine months ended September 30, 2008. The $129.6 million increase in cash provided by operations resulted primarily from changes in the event-related operating accounts which are dependent on the timing, size and number of events for upcoming periods. During the first nine months of 2009, we paid less accrued event-related expenses, had lower long-term artist-related payments (as reflected in the change in other assets) and had less deferred revenue as compared to the same period of 2008, resulting in an overall increase in cash provided by operations.

Investing Activities

Cash used in investing activities was $39.6 million for the nine months ended September 30, 2009, compared to cash provided by investing activities of $6.1 million for the nine months ended September 30, 2008. The $45.7 million increase in cash used in investing activities is primarily due to lower proceeds received in 2009 from the disposal of operating assets as compared to proceeds received in 2008, partially offset by lower capital expenditures in 2009 and less cash used in the current year related to acquisitions.

Financing Activities

Cash provided by financing activities was $9.3 million for the nine months ended September 30, 2009, compared to cash used in financing activities of $48.4 million for the nine months ended September 30, 2008. The $57.7 million increase in cash provided by financing activities was primarily a result of net borrowings on our revolving credit facility in 2009 compared to a net paydown in 2008. Additionally, in 2009 we paid down $13.2 million on our term loan from asset sale proceeds compared to $26.7 million in 2008.

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

Foreign Currency Risk

We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported operating income of $84.7 million for the nine months ended September 30, 2009. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the nine months ended September 30, 2009 by approximately $8.5 million. As of September 30, 2009, our primary foreign exchange exposure included the Euro, British Pound, Swedish Kroner and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities.

Occasionally, we will use forward currency contracts to reduce our exposure to foreign currency risk. The principal objective of such contracts is to minimize the risks and/or costs associated with short-term artist fee commitments and a business unit disposal. At September 30, 2009, we had forward currency contracts outstanding with a notional amount of $149.7 million.

Interest Rate Risk

Our market risk is also affected by changes in interest rates. We had $854.6 million total debt outstanding as of September 30, 2009. Of the total amount, taking into consideration existing interest rate hedges, we have $419.6 million of fixed-rate debt and $435.0 million of floating-rate debt.

Based on the amount of our floating-rate debt as of September 30, 2009, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $1.1 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease in the interest rate as of September 30, 2009 with no subsequent change in rates for the remainder of the period.

At September 30, 2009, we have one plain vanilla interest rate swap agreement that is designated as a cash flow hedge for accounting purposes, with a total notional amount of $150.0 million, to effectively convert a portion of our floating-rate debt to a fixed-rate basis. This agreement expires on September 30, 2010. The fair value of this agreement at September 30, 2009 was a liability of $4.1 million. This agreement was put in place to eliminate or reduce the variability of a portion of the cash flows from the interest payments related to our senior secured credit facility.

As part of the acquisition of AMG, we have an interest rate swap agreement with a $17.4 million aggregate notional amount that effectively converts a portion of our floating-rate debt to a fixed-rate basis. This agreement expires in January 2015. Also, in connection with the financing of the redevelopment of the O2 Dublin, we have an interest rate swap agreement with a notional amount of $20.7 million that expires in December 2013 effectively converting a portion of our floating-rate debt to a fixed-rate basis. These interest rate swap agreements have not been designated as hedging instruments. Therefore, any change in fair value is recorded in earnings during the period of the change.

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

* For the nine months ended September 30, 2009 and 2008, fixed charges exceeded earnings from continuing operations before income taxes and fixed charges by $24.5 million and $9.1 million, respectively. For the years ended December 31, 2008, 2007, 2006 and 2005, fixed charges exceeded earnings from continuing operations before income taxes and fixed charges by $344.6 million, $34.5 million, $26.6 million and $62.0 million, respectively.

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

Stock-Based Compensation

As of September 30, 2009, there was $19.4 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements for stock options and restricted stock awards. This cost is expected to be recognized over the next five years.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, codified in ASC topic 820, Fair Value Measurements and Disclosures, or ASC 820, which provides guidance for using fair value to measure assets and liabilities and also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. The pronouncement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, however, ASC 820 does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, which provides additional guidance, codified in ASC 820, which delayed the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted the relevant provisions of ASC 820 on January 1, 2008 for all financial assets and liabilities recognized or disclosed at fair value in our consolidated financial statements on a recurring basis (at least annually). We adopted the relevant provisions of ASC 820 on January 1, 2009 for nonfinancial assets and liabilities. Our adoption of the fair value measurement guidance in ASC 820 did not have a material impact on our nonfinancial assets and liabilities or on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, codified in ASC topic 805, Business Combinations, or ASC 805. This pronouncement establishes revised principles and requirements for the recognition and measurement of assets and liabilities in a business combination. ASC 805 requires (i) recognition of 100% of the fair value of acquired assets, including goodwill, and assumed liabilities upon obtaining control, (ii) contingent consideration to be recorded at fair value at the acquisition date, (iii) transaction costs to be expensed as incurred, (iv) pre-acquisition contingencies to be accounted for at the acquisition date at fair value and (v) costs of a plan to exit an activity or terminate or relocate employees to be accounted for as post-combination costs. We adopted the relevant provisions of ASC 805 on January 1, 2009 and will apply the requirements prospectively. For the three and nine months ended September 30, 2009, we have recorded $7.8 million and $26.5 million, respectively, in acquisition transaction expenses.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, codified in ASC topic 810, Consolidation, or ASC 810. This pronouncement clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. We adopted the relevant provisions of ASC 810 on January 1, 2009. These certain provisions of ASC 810 have been applied prospectively with the exception of reclassifying noncontrolling interests to equity in our consolidated balance sheets and recasting consolidated net income (loss) to include net income (loss) prior to 2009 attributable to both the controlling and noncontrolling interests, which were required to be adopted retrospectively.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, codified in ASC topic 815, Derivatives and Hedging, or ASC 815. This pronouncement requires expanded disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FASB SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We adopted the relevant provisions of ASC 815 on January 1, 2009.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), codified in ASC topic 470, Debt, ASC topic 815, Derivatives and Hedging, and ASC topic 825, Financial Instruments. This pronouncement changed the accounting for certain convertible debt instruments, including our 2.875% convertible senior notes. Under the new rules for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity separately accounts for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the new rules for our notes is that the equity component is included in the additional paid-in capital section of stockholders’ equity on our balance sheet and the value of the equity component is treated as an original issue discount for purposes of accounting for the debt component of the notes. Higher interest expense results from recognizing the accretion of the discounted carrying value of the notes to their face amount as interest expense over the expected term of the notes using an effective interest rate method of amortization. We adopted this pronouncement on January 1, 2009 and applied it retrospectively to all periods presented.

In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, codified in ASC topic 260, Earnings per Share, or ASC 260. This pronouncement was issued to clarify that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities and to provide guidance on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method. We adopted the relevant provisions of ASC 260 on January 1, 2009 and applied it retrospectively to all periods presented. The adoption of this pronouncement did not have a material impact on our earnings per share.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, codified in ASC topic 825, Financial Instruments. This pronouncement amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. We adopted the relevant provisions of ASC topic 825 in the second quarter of 2009 and have included the required disclosures in our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, codified in ASC topic 855, Subsequent Events, or ASC 855. This pronouncement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued or available to be issued. ASC 855 requires that disclosures include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made and the date through which an entity has evaluated subsequent events. We adopted the relevant provisions of ASC 855 in the second quarter of 2009 and have applied its guidance prospectively. We have included the required disclosures in our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, FASB Accounting Standards Codification, codified in ASC topic 105, Generally Accepted Accounting Principles, which establishes the Codification as the single official source of authoritative nongovernmental GAAP. Following this statement, the FASB will issue new standards in the form of Accounting Standards Updates. All existing accounting standard documents have been superseded and all other accounting literature not included in the Codification is considered nonauthoritative. The Codification combines all authoritative standards into a comprehensive, topically organized database. We adopted the Codification in the third quarter of 2009.

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

Management believes that the accounting estimates involved in the allowance for doubtful accounts, impairment of long-lived assets and goodwill, revenue recognition, litigation accruals, stock-based compensation and accounting for income taxes are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. These critical accounting estimates, the judgments and assumptions and the effect if actual results differ from these assumptions are described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K, as amended and as updated by our Current Reports on Form 8-K filed with the SEC on May 28, 2009 and September 16, 2009.

There have been no changes to our critical accounting policies during the nine months ended September 30, 2009.

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

Based on their evaluation as of September 30, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our 2008 Annual Report on Form 10-K describes some of the risks and uncertainties associated with our business which have the potential to materially affect our business, financial condition or results of operations. We do not believe that there have been any material changes to the risk factors previously disclosed in our 2008 Annual Report on Form 10-K, as amended and as updated by our Current Reports on Form 8-K filed with the SEC on May 28, 2009 and September 16, 2009.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2009.

LIVE NATION, INC.

By:	/s/ Brian Capo
Brian Capo
Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

*	Filed herewith.
**	Furnished herewith.