Form 10-K
period 2009-12-31
Live Nation Entertainment, Inc.
filed 2010-02-25
CIK 1335258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009,

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-32601

LIVE NATION ENTERTAINMENT, INC.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and 2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

On June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock beneficially held by non-affiliates of the registrant was approximately $341.8 million. (For purposes hereof, directors, executive officers and 10% or greater stockholders have been deemed affiliates).

On February 19, 2010, there were 171,676,593 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 3,026,724 shares of unvested restricted stock awards and excluding 1,979,053 shares held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III. Portions of our Registration Statement on Form S-4 declared effective on November 6, 2009 are incorporated by reference into Item 1, Item 1A and Item 2.

LIVE NATION ENTERTAINMENT, INC.

LIVE NATION ENTERTAINMENT, INC.

GLOSSARY OF KEY TERMS

ADA	Americans with Disabilities Act of 1990
AMG	Academy Music Holdings Limited Group
Anthill	Anthill Trading Ltd.
APB	Accounting Principles Board
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Updates
BIC	Broadway in Chicago, LLC
Brand New Live	Brand New Live B.V.
Clear Channel	Clear Channel Communications, Inc.
Codification	SFAS No. 168, FASB Accounting Standards Codification, issued by the FASB in June 2009
Company	Live Nation Entertainment, Inc.
CPI	Concert Productions International
CPI Companies	CPI and related companies and subsidiaries
DDA	United Kingdom’s Disability Discrimination Act 1995
De-Lux	De-Lux Merchandise Company Limited
DF Concerts	DFC Holdings Limited
Dominion	Dominion Theatre Investments Limited
Etix	Intelli-Mark Technologies, Inc.
F&P Italia	Friends & Partners Italia S.r.l.
FASB	Financial Accounting Standards Board
FSP	FASB Staff Position
GAAP	United States Generally Accepted Accounting Principles
Get Live 2	Get Live 2 S.r.l.
HOB	HOB Entertainment, Inc.
HOB Canada	House of Blues Concerts Canada
KSC	KSC Consulting (Barbados) Inc.
Liberty Media	Liberty Media Corporation
Live Nation	Live Nation Entertainment, Inc., formerly known as Live Nation, Inc.
Luger	Lugerinc. AB
Mean Fiddler	Mean Fiddler Music Group, PLC
Merger	Merger between Live Nation, Inc. and Ticketmaster Entertainment, Inc. announced in February 2009 and consummated in January 2010
Merger Agreement	Agreement and Plan of Merger between Live Nation, Inc. and Ticketmaster Entertainment, Inc.
Mirage	Mirage Promotions FZ-LLC
MLK	Marek Lieberberg Konzertagentur
Moondog	Moondog Entertainment AB
Musictoday	Musictoday, LLC
OCI	Other comprehensive income (loss)
Parcolimpico	Parcolimpico S.r.l.
Phantom–Vegas	Phantom: The Las Vegas Spectacular at The Venetian Resort Hotel and Casino
SEC	United States Securities and Exchange Commission
Separation	The contribution and transfer by Clear Channel of substantially all of its entertainment assets and liabilities to Live Nation
SFAS	Statement of Financial Accounting Standards
Signatures	Signatures SNI, Inc.
Tecjet	Tecjet Limited
Ticketmaster	Ticketmaster Entertainment LLC, formerly known as Ticketmaster Entertainment, Inc.
U.K.	United Kingdom
U.S.	United States

PART I

“Live Nation” (which may be referred to as the “Company”, “we”, “us” or “our”) means Live Nation Entertainment, Inc. and its subsidiaries, or one of our segments or subsidiaries, as the context requires.

Special Note About Forward-Looking Statements

Certain statements contained in this Form 10-K (or otherwise made by us or on our behalf from time to time in other reports, filings with the SEC, news releases, conferences, internet postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, notwithstanding that such statements are not specifically identified. Forward-looking statements include, but are not limited to, statements about our financial position, business strategy, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition, the effects of future legislation or regulations, plans and objectives of our management for future operations and our merger with Ticketmaster. We have based our forward-looking statements on our beliefs and assumptions based on information available to us at the time the statements are made. Use of the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “outlook,” “could,” “target,” “project,” “seek,” “predict,” or variations of such words and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

Our Company

We believe that we are the largest producer of live music concerts in the world, based on total attendance at Live Nation events as compared to events of other promoters, producing nearly 22,000 concerts for 2,000 artists in 42 countries during 2009. In 2009, over 52 million fans attended Live Nation concerts and the Company drove over 70 million unique visitors to www.livenation.com and our other online properties. Globally, Live Nation owns, operates, has booking rights for and/or has an equity interest in 142 venues, including House of Blues ® music venues and prestigious locations such as The Fillmore in San Francisco, the Hollywood Palladium, the Heineken Music Hall in Amsterdam and the O2 Dublin.

On February 10, 2009, we entered into a merger agreement with Ticketmaster. The Merger closed on January 25, 2010 and, pursuant to the merger agreement, Ticketmaster became our wholly owned subsidiary. For more information about Ticketmaster, please see Item 1 of Ticketmaster’s Annual Report on Form 10-K for the year ended December 31, 2009, which Ticketmaster will file with the SEC, and the description under the heading “Information About Ticketmaster Entertainment’s Business” in our Registration Statement on Form S-4 declared effective on November 6, 2009, which we have filed with the SEC and is incorporated by reference into this Annual Report.

On February 1, 2010, LMC Events, LLC, a wholly owned subsidiary of Liberty Media, filed a Tender Offer Statement on Schedule TO, or the Schedule TO, with the SEC to purchase up to 34,200,000 shares of our common stock at a purchase price of $12.00 net per share in cash, or the Tender Offer. For more information about the Tender Offer, please see the Schedule TO and our Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC on February 12, 2010.

Our principal executive offices are located at 9348 Civic Center Drive, Beverly Hills, California 90210 (telephone: 310-867-7000). Our principal website is www.livenation.com. Live Nation is listed on the New York Stock Exchange, trading under the symbol “LYV”.

Our Strategy

Our strategy is to connect the artist to the fan. We believe that this focus will enable us to increase stockholder value by developing new ancillary revenue streams around the live music event and the artist themselves. We will continue to focus on our live music assets and we plan to expand our business through building a stronger connection with the fan through the live event and our online ticketing activities. We will seek to connect corporate sponsors with this fan through the live music experience. We will continue to execute on this strategy through pursuing the objectives listed below.

•

Improve the Profitability of Our Existing Core Business. We continue to focus on improving the profitability of our existing core live music operations by implementing strategies to increase ancillary sales per fan at all events and at all venues we operate in, as well as continually striving to reduce the marketing and operating costs of an event.

•

Extend Relationships with Artists and Sponsors. Our goal is to develop deeper relationships with touring artists centered on the live music event. We are able to expand our relationship with the artist through longer-term and broader relationships by providing more services and partnering with the artist to grow their music properties. We believe that we can expand the business lines related to the live music event, such as the sale of tour merchandise and live concert DVDs or downloads, as well as providing other products and services to fans and artists both before and after the concert, including the development of artist fan clubs and websites. We also believe that we have an opportunity to expand our relationship with corporate sponsors by providing strategic programs that deliver more value to the sponsor through our unique relationship to the music fan and to the artist and by utilizing our distribution network of venues and our extensive online presence.

•

Expand Ticketing and Online Services. Our goal is to have a direct relationship with the music fan through ticketing and to be the leading online live music destination website through www.livenation.com. Our website offers comprehensive information about live concerts, including shows that are not Live Nation promoted events, and access to tickets and artist merchandise. We seek to continue to drive the growth of our website by expanding our online offering to increase traffic and generating incremental revenue from additional ticket sales, merchandise sales, online advertising and other goods and services.

•

Increase Our Global Live Music Platform. We plan to selectively expand our promoter presence to include the top music markets and population centers around the world. As of December 31, 2009, we operated in 19 countries. Our focus internationally is on increasing our promoter presence. We intend to expand our North American platform in key larger markets through ownership or operation of key venues and by growing our festival presence.

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

In order to achieve our objectives and successfully implement our strategies, we have made, and expect to continue to pursue, investments, acquisitions and divestitures that contribute to the above goals where the valuations, returns and growth potential are consistent with our long-term goal of increasing stockholder value.

Our Assets

We believe we have a unique portfolio of assets that is unmatched in the live music industry.

•

Fans. During 2009, our events and venues were attended by over 52 million live music fans. Our database provides us with the means to efficiently market our shows to these fans as well as offer them other music-related products and services. This database is an invaluable asset that we are able to use to service our artists and corporate clients.

•

Artists. We have extensive relationships with artists ranging from those acts that are just beginning their careers to superstars. In 2009, we promoted shows or tours for approximately 2,000 artists globally. We believe our artist relationships are a competitive advantage and will help us pursue our strategy to develop additional ancillary revenue streams around the live music event and the artists themselves.

•

Online Services and Ticketing. Our primary online website, www.livenation.com, is designed to promote ticket sales for live events and to disseminate event and related merchandise information online. Through this site, we sell tickets to our owned and/or operated venues in North America currently using an established ticketing software system that we have licensed and operate on hardware we own.

•

Distribution Network. We believe that our global distribution network of promoters, venues and festivals provides us with a strong position in the live music industry. We believe we have one of the largest global networks of music promoters in the world, with offices in 28 cities in North America and a total of 19 countries worldwide. In addition, we own, operate, have booking rights and/or have an equity interest in 142 venues located across seven countries as of the end of 2009, making us, we believe, the second largest operator of music venues in the world. We also believe that we produce one of the largest networks of music festivals in the world with almost 30 festivals globally.

•

Sponsors. We employed a sales force of approximately 200 people that worked with over 800 sponsors during 2009, through a combination of local venue related deals and national deals, both in North America and internationally. Our sponsors include some of the most well-recognized national and global brands including O2, Blackberry and Citi®.

•

Employees. At December 31, 2009, we employed approximately 4,300 full-time employees who are dedicated to providing first-class service to our artists, fans and corporate sponsors. Many of our employees have decades of experience in promoting and producing live concerts, as well as operating live music venues.

Our History

We were formed through acquisitions of various entertainment businesses and assets by our predecessors. In August 2005, we were incorporated in our current form as a Delaware corporation to own substantially all of the entertainment business of Clear Channel. In December 2005, the separation of the business previously conducted by Clear Channel’s live entertainment segment and sports representation business, and the distribution by Clear Channel of all of our common stock to its stockholders, was completed in a tax-free spin-off. Following our separation from Clear Channel, we became a separate publicly traded company on the New York Stock Exchange trading under the symbol “LYV”. As of January 25, 2010, in connection with our merger with Ticketmaster, we changed our name from Live Nation, Inc. to Live Nation Entertainment, Inc.

Our Industry

The live music industry includes concert promotion and/or production. According to Pollstar, North American gross concert revenue increased from $3.9 billion in 2007 to $4.6 billion in 2009, a compound annual growth rate of approximately 9%. Excluding the impact of acquisitions, in the 2007 to 2009 period, our North American Music and International Music revenue, comprised primarily of gross concert-related revenue, increased from $3.6 billion to $4.0 billion, a compound annual growth rate of 6%. We believe the industry growth was primarily due to increasing ticket prices for top-grossing acts and the desire of these acts, such as U2 and Madonna, to tour; however, our growth was impacted by a decline in the number of events and attendance in North American Music.

Typically, to initiate live music events or tours, booking agents directly contract with performers to represent them for defined periods. Booking agents then contact promoters, who will contract with them or directly with performers to arrange events. Booking agents generally receive fixed or percentage fees from performers for their services. Promoters earn revenue primarily from the sale of tickets. Performers are paid by the promoter under one of several different formulas, which may include fixed guarantees and/or a percentage of ticket sales or event profits. In addition, promoters may also reimburse performers for certain costs of production, such as sound and lights. Under guaranteed payment formulas, promoters assume the risks of unprofitable events. Promoters may renegotiate lower guarantees or cancel events because of insufficient ticket sales in order to reduce their losses. Promoters can also reduce the risk of losses by entering into global or national touring agreements with performers and including the right to offset lower performing shows against higher performing shows on the tour in the determination of overall artist fees.

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

Ticketing services include the sale of tickets primarily through online channels but also through phone, outlet and box office channels. Ticketing companies will contract with venues and/or promoters to sell tickets to events over a period of time, generally three to five years. The ticketing company does not set ticket prices or seating charts for events as this information is given to them by the venue and/or promoter in charge of the event. The ticketing company generally gets paid a fixed fee per ticket sold or a percentage of the total ticket service charges. Venues will often also sell tickets through a local box office at the venue using the ticketing company’s technology; on these box office tickets, the ticketing company will generally not earn a fee. The ticketing company receives the cash for the ticket sales and related service charges at the time the ticket is sold and periodically remits these receipts to the venue and/or promoter after deducting their fee. As ticket purchases increase, related ticketing costs generally decrease.

Our Business

We operate in three reportable business segments: North American Music, International Music and Ticketing. Prior to 2009, the Company reported an Artist Nation segment, which is now allocated between the North American Music and International Music segments. Information related to these operating segments and other operations for 2009, 2008 and 2007 is included in Note 18—Segment Data in the Notes to Consolidated Financial Statements in Item 8.

North American Music. Our North American Music segment principally involves the promotion of live music events in our owned and/or operated venues and in rented third-party venues and the operation and management of music venues primarily in the United States and Canada, as well as providing various services to artists. During 2009, our North American Music business generated approximately $2.6 billion, or 61.4%, of our total revenue. We promoted approximately 9,500 North American live music events in 2009, including artists such as U2, Jonas Brothers and Nickelback. While our North American Music segment operates year-round, we experience higher revenue during the second and third quarters due to the seasonal nature of shows at our outdoor amphitheaters, which primarily occur May through September.

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

As a venue operator, we contract with promoters, including our own, to rent our venues for events and provide operational services such as concessions, merchandising, parking, security, ushering and ticket-taking. We generate revenue primarily from the sale of food and beverages, parking, premium seating, rental income, venue sponsorships and ticket rebates or service charges earned on tickets sold through phone, outlet and internet by third parties under our ticketing agreements or through our internal ticketing operations for events we promote at our venues. In our amphitheaters, the sale of food and beverages is outsourced and we receive a share of the net revenue from the concessionaire which is recorded in revenue with no significant direct operating expenses associated with it. Revenue generated from venue operations typically have a higher margin than promotion revenue and therefore typically have a more direct relationship to operating income.

We believe that we have a unique opportunity to connect the music fan to corporate sponsors and therefore seek to optimize this relationship through the development of strategic sponsorship programs. We continue to also pursue the sale of national and local sponsorships and placement of advertising, including signage and promotional programs. Many of our venues have venue naming rights sponsorship programs. We believe national sponsorships allow us to maximize our network of venues and to arrange multi-venue branding opportunities for advertisers. Our national sponsorship programs include companies such as Citi® and BlackBerry. Our local and venue-focused sponsorships include venue signage, promotional programs, on-site activation, hospitality and tickets, and are derived from a variety of companies across various industry categories.

International Music. Our International Music segment principally involves the promotion of live music events in our owned and/or operated venues and in rented third-party venues, the production of music festivals and the operation and management of music venues outside of North America. For 2009, our International Music business generated approximately $1.5 billion, or 36.7%, of our total revenue. We promoted and/or produced nearly 4,400 live music events internationally in 2009, including artists such as U2, Madonna, AC/DC, Coldplay and Depeche Mode, as well as several large festivals in Europe, such as Rock Werchter in Belgium, Lowlands in the Netherlands, and Reading and Leeds, both in the United Kingdom. While our International Music segment operates year-round, we experience higher revenue during the second and third quarters due to the seasonal nature of our international festivals, which primarily occur June through August.

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

Ticketing. Our Ticketing segment principally involves the management of our ticketing operations and online and wireless distribution activities, including the continued enhancement of our primary website, www.livenation.com, in addition to management of our information technology operations in North America. During 2009, our Ticketing business generated approximately $74 million, or 1.8% of our total revenue. Through all of our ticketing services, we sold 12.6 million tickets in 2009 in North America, excluding 2.5 million tickets sold at our venue box offices. Our Ticketing segment sells tickets primarily for events at our owned and/or operated venues in North America.

This segment derives the majority of its revenue from service charges earned on tickets sold through our internal ticketing operations and from sponsorships. During 2009, the tickets sold by this segment primarily represented those tickets at our owned and/or operated venues in North America. Ticketing pays our North American Music segment a ticket rebate equivalent to the amount that they would have received had the ticket been sold by an outside ticketing agency. The remainder of the service charge is retained by Ticketing.

Other. For 2009, our other businesses generated approximately $5 million, or 0.1%, of our total revenue.

2009 Acquisitions

Brand New Live. In February 2009, we acquired a 51.0% interest in Brand New Live. Brand New Live is a concert promotion company in the Netherlands.

Pleasure PAAS Party and Pleasure Magazine. In February 2009, we acquired event and magazine assets in the Netherlands for the Pleasure PAAS Party, which is an indoor Latin/Salsa event, and the associated monthly Pleasure magazine.

Tecjet. In March 2009, we acquired a 77.5% interest in Tecjet. Tecjet was acquired by AMG which is owned through the Company’s joint venture with Gaiety Investments. Tecjet holds the lease for a venue in Scotland. Our effective ownership percentage in Tecjet is 21.7%.

Parcolimpico. In November 2009, we acquired a 70% interest in Parcolimpico. Parcolimpico was acquired by Get Live 2, a newly formed joint venture in which we hold a 10% controlling interest. Parcolimpico manages venues and facilities in Turin, Italy. Our effective ownership percentage in Parcolimpico is 7%.

2009 Divestitures

Consistent with our strategy to focus on our core live music business, we continued to divest of certain assets during 2009.

Etix. In June 2009, we sold our 20% equity interest in Etix, a web-based ticketing service provider.

Boston venues. In September 2009, we sold the Boston Opera House, a non-core operational asset, along with rights under the Orpheum Theatre management agreement and a leasehold interest in Paradise Rock Club. All of these venues were located in Boston.

Dominion. In October 2009, we sold our 33% equity interest in Dominion, a U.K. theatrical company involved in venue operations.

United Kingdom theater business. In October 2009, we sold our remaining theatrical venues and operations in the United Kingdom including two theaters in London’s West End, the Lyceum Theatre and the Apollo Victoria, and 14 regional theaters located throughout the United Kingdom.

MLK. In December 2009, we sold our 20% equity interest in MLK, a German music company involved in the promotion of live entertainment events.

Live Nation Venue Details

In the live entertainment industry, venues generally consist of:

•

Stadiums—Stadiums are multi-purpose facilities, often housing local sports teams. Stadiums typically have 30,000 or more seats. Although they are the largest venues available for live music, they are not specifically designed for live music. At December 31, 2009, we did not own or lease any stadiums, although we may rent them for certain events.

•

Amphitheaters—Amphitheaters are generally outdoor venues with between 5,000 and 30,000 seats that are used primarily in the summer season. We believe they are popular because they are designed specifically for concert events, with premium seat packages and better lines of sight and acoustics. At December 31, 2009, we owned eight, leased 29, operated six and had booking rights for eight amphitheaters located in North America.

•

Arenas—Arenas are indoor venues that are used as multi-purpose facilities, often housing local sports teams. Arenas typically have between 5,000 and 20,000 seats. Because they are indoors, they are able to offer amenities that other similar-sized outdoor venues cannot, such as luxury suites and premium club memberships. As a result, we believe they have become increasingly popular for higher-priced concerts aimed at audiences willing to pay for these amenities. At December 31, 2009, we owned one, leased two, operated four and had booking rights for three arenas located in the United Kingdom, Ireland, The Netherlands and North America.

•

Music Theaters—Music theaters are indoor venues that are built primarily for music events. These venues typically have a capacity between 1,000 and 6,500. Because these venues have a smaller capacity than an amphitheater, they do not offer as much economic upside on a per show basis. However, because music theaters can be used year-round, unlike most amphitheaters, they can generate annual profits similar to those of an amphitheater. Music theaters represent less risk to concert promoters because they have lower fixed costs associated with hosting a concert and may provide a more appropriately-sized venue for developing artists and more artists in general. At December 31, 2009, we owned seven, leased 26, operated two, had booking rights for ten and an equity interest in one music theater located in North America, the United Kingdom and Sweden.

•

Clubs—Clubs are indoor venues that are built primarily for music events but may also include comedy clubs. These venues typically have a capacity of less than 1,000 and often without full fixed seating. Because of their small size, they do not offer as much economic upside, but they also represent less risk to a concert promoter because they have lower fixed costs associated with hosting a concert and also may provide a more appropriate size venue for developing artists. Clubs can also be used year-round and can therefore generate higher profits for the year, even though per show profits are lower. At December 31, 2009, we owned three, leased seven and had booking rights for eight clubs in North America and the United Kingdom.

•

House of Blues—House of Blues venues are indoor venues that offer customers an integrated live music and dining experience. The live music halls are specially designed to provide optimum acoustics and typically can accommodate between 1,000 to 2,000 guests. A full-service restaurant and bar is located adjacent to the live music hall. We believe that the high quality of the food, service and atmosphere in our restaurants attracts customers to these venues independently from an entertainment event, and generates a significant amount of repeat business from local customers. At December 31, 2009, we owned two and leased ten House of Blues venues located in North America. One of the House of Blues venues is comprised of two buildings where we own one and lease the other. We have included this venue as an owned venue.

•

Festival Sites—Festival sites are outdoor locations used primarily in the summer season to stage day-long or multi-day concert events featuring several performers. Depending on the location, festival site capacities can range from 10,000 to 120,000. We believe they are popular because of the value provided to the fan by packaging several performers for a full-day or multi-day event. While festival sites only host a few events each year, they can provide higher operating income because they have lower costs associated with producing the event and maintaining the site. At December 31, 2009, we owned four festival sites located in North America and the United Kingdom.

•

Theatrical Theaters—Theatrical theaters are generally indoor venues that are built specifically for theatrical events, with substantial aesthetic and acoustic consideration. These venues typically have less than 5,000 seats. Additionally, given their size, they are able to host events aimed at niche audiences. At December 31, 2009, we leased one theatrical theater located in North America.

Music Venues

At December 31, 2009, we owned, operated, had booking rights for and/or had an equity interest in the following domestic and international venues primarily used for music events:

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
NEW YORK, NY	1
PNC Bank Arts Center		Amphitheater	22-year lease that expires December 31, 2017	17,500
Nikon at Jones Beach Theater		Amphitheater	20-year license agreement that expires December 31, 2019	14,400
Theatre at Westbury		Music Theater	43-year lease that expires December 31, 2034	2,800
Asbury Park Convention Hall		Music Theater	Booking agreement	3,600
The Paramount Theatre		Music Theater	Booking agreement	1,500
The Fillmore New York at Irving Plaza		Club	10-year lease that expires October 31, 2016	1,000
The Gramercy Theatre		Club	10-year lease that expires December 31, 2016	600
Roseland Ballroom		Club	Booking agreement	3,700
The Stone Pony		Club	Booking agreement	600

LOS ANGELES, CA	2
San Manuel Amphitheater		Amphitheater	25-year lease that expires June 30, 2018	65,000
Verizon Wireless Amphitheater		Amphitheater	20-year lease that expires February 28, 2017	16,300
Gibson Amphitheatre at Universal Citywalk		Music Theater	15-year lease that expires September 9, 2014	6,200
Hollywood Palladium		Music Theater	20-year lease that expires January 31, 2027	4,000
The Wiltern		Music Theater	15-year lease that expires June 30, 2020	2,300
Avalon–Hollywood		Club	Booking agreement	1,400
The Roxy Theatre		Club	Booking agreement	500
House of Blues—Sunset Strip		House of Blues	10-year lease that expires May 10, 2012	1,000
House of Blues—Anaheim		House of Blues	10-year lease that expires January 8, 2011	1,000

CHICAGO, IL	3
First Midwest Bank Amphitheatre		Amphitheater	Owned	28,600
Charter One Pavilion at Northerly Island		Amphitheater	6-year lease that expires December 31, 2010	8,500
House of Blues—Chicago		House of Blues	Owned	1,300

PHILADELPHIA, PA	4
Susquehanna Bank Center		Amphitheater	31-year lease that expires September 29, 2025	25,000
Tower Theater		Music Theater	Owned	3,100
Theatre of the Living Arts		Club	Owned	800
Electric Factory		Club	Booking agreement	2,300

DALLAS—FORT WORTH, TX	5
Superpages.com Center		Amphitheater	30-year lease that expires December 31, 2018	20,100
House of Blues—Dallas		House of Blues	15-year lease that expires April 30, 2022	1,600

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
SAN FRANCISCO— OAKLAND—SAN JOSE, CA	6
Shoreline Amphitheatre at Mountain View		Amphitheater	15-year lease that expires December 31, 2020	22,000
Sleep Train Pavilion at Concord		Amphitheater	4-year management agreement that expires December 31, 2010	12,500
Mountain Winery		Amphitheater	Booking agreement	1,800
The Fillmore		Music Theater	15-year lease that expires August 31, 2012	1,200
Montalvo Arts Center		Music Theater	Booking agreement	1,300
Villa Montalvo—Front Lawn		Music Theater	Booking agreement	2,000
Nob Hill Masonic Auditorium		Music Theater	10-year lease that expires June 30, 2019	3,300
Punch Line Comedy Club—San Francisco		Club	5-year lease that expires September 15, 2011	500
Cobb’s Comedy Club		Club	10-year lease that expires October 31, 2015	200

BOSTON, MA	7
Comcast Theatre		Amphitheater	Owned	19,900
Bank of America Pavilion		Amphitheater	Indefinite license agreement that expires 18 months after notification that pier is to be occupied for water dependent use	4,900
House of Blues—Boston		House of Blues	20-year lease that expires February 28, 2029	2,400

ATLANTA, GA	8
Aaron’s Amphitheatre at Lakewood		Amphitheater	35-year lease that expires December 31, 2034	19,000
Chastain Park Amphitheatre		Amphitheater	10-year lease that expires December 31, 2010	6,400
The Tabernacle		Music Theater	20-year lease that expires January 31, 2018	2,500

WASHINGTON, DC	9
Jiffy Lube Live		Amphitheater	Owned	22,500
Warner Theatre		Music Theater	10-year lease that expires September 30, 2012	1,900

HOUSTON, TX	10
Cynthia Woods Mitchell Pavilion		Amphitheater	Booking agreement	16,500
The Showgrounds at Sam Houston Race Park		Amphitheater	Booking agreement	9,000
Verizon Wireless Theater		Music Theater	15-year lease that expires December 31, 2012	2,900
House of Blues—Houston		House of Blues	10-year lease that expires October 31, 2018	1,500

DETROIT, MI	11
The Fillmore Detroit		Music Theater	15-year lease that expires January 31, 2018	2,900
Saint Andrews Hall		Club	Owned	800

PHOENIX, AZ	12
Cricket Wireless Pavilion		Amphitheater	60-year lease that expires June 30, 2049	20,000
Dodge Theatre		Music Theater	10-year lease that expires December 31, 2016	5,500

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
SEATTLE —TACOMA, WA	13
White River Amphitheatre		Amphitheater	25-year management agreement that expires October 31, 2027	20,000
Maryhill Winery		Music Theater	Booking agreement	4,000

TAMPA—ST PETERSBURG— SARASOTA, FL	14
Ford Amphitheatre at the Florida State Fairgrounds		Amphitheater	15-year lease that expires December 31, 2018	20,000

DENVER, CO	16
Comfort Dental Amphitheatre		Amphitheater	20-year lease that expires December 31, 2012	16,800
The Fillmore Auditorium		Music Theater	Owned	3,600

MIAMI—FT LAUDERDALE, FL	17
Bayfront Park Amphitheater		Amphitheater	10-year management agreement that expires December 31, 2018	5,000
Pompano Beach Amphitheater		Amphitheater	6-year management agreement that expires November 25, 2015	3,300
The Fillmore Miami Beach at the Jackie Gleason Theater		Music Theater	10-year management agreement that expires August 31, 2017	2,700
Revolution Live		Club	Booking agreement	1,300

CLEVELAND—AKRON, OH	18
Blossom Music Center		Amphitheater	15-year lease that expires October 31, 2014	19,600
Time Warner Cable Amphitheater at Tower City		Amphitheater	6-year lease that expires April 30, 2011	5,500
House of Blues—Cleveland		House of Blues	20-year lease that expires October 31, 2024	1,200

ORLANDO—DAYTON BEACH— MELBOURNE, FL	19
House of Blues—Orlando		House of Blues	15-year lease that expires September 1, 2012	2,100

SACRAMENTO—STOCKTON—MODESTA, CA	20
Sleep Train Amphitheatre		Amphitheater	Owned	18,500
Punch Line Comedy Club—Sacramento		Club	5-year lease that expires December 31, 2010	100

ST. LOUIS, MO	21
Verizon Wireless Amphitheater— St. Louis		Amphitheater	Owned	21,000
The Pageant		Music Theater	50% equity interest	2,300

PITTSBURGH, PA	23
First Niagara Pavilion		Amphitheater	45-year lease that expires December 31, 2035	23,100

CHARLOTTE, NC	24
Verizon Wireless Amphitheatre Charlotte		Amphitheater	Owned	18,800
Uptown Amphitheatre at The Music Factory		Amphitheater	10-year lease that expires June 12, 2019	5,000
The Fillmore Charlotte		Music Theater	10-year lease that expires June 12, 2019	2,000

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
INDIANAPOLIS, IN	25
Verizon Wireless Music Center Indianapolis		Amphitheater	Owned	24,400
The Lawn at White River State Park		Amphitheater	Booking agreement	6,000
The Murat Centre		Music Theater	50-year lease that expires September 4, 2045	2,500

RALEIGH—DURHAM, NC	26
Time Warner Cable Music Pavilion at Walnut Creek		Amphitheater	40-year lease that expires October 31, 2030	20,000

SAN DIEGO, CA	28
Cricket Wireless Amphitheatre		Amphitheater	20-year lease that expires October 31, 2023	19,500
SDSU Open Air Theatre		Amphitheater	Booking agreement	4,800
Viejas Arena		Arena	Booking agreement	12,500
House of Blues—San Diego		House of Blues	15-year lease that expires May 31, 2020	1,100

HARTFORD—NEW HAVEN, CT	30
Comcast Theatre		Amphitheater	40-year lease that expires September 13, 2034	24,200
Mohegan Sun Arena		Arena	Booking agreement	9,000
Toyota Presents Oakdale		Music Theater	Owned	4,600

KANSAS CITY, MO	32
Starlight Theatre		Music Theater	Booking agreement	8,100

CINCINNATI, OH	33
Riverbend Music Center		Amphitheater	Booking agreement	20,500
PNC Pavilion		Amphitheater	Booking agreement	4,000
Taft Theatre		Music Theater	5-year lease that expires July 31, 2010	2,500
Bogarts		Club	10-year lease that expires September 30, 2012	1,500

COLUMBUS, OH	34
Germain Amphitheater		Amphitheater	Currently not in operation	20,000

MILWAUKEE, WI	35
Alpine Valley Music Theatre		Amphitheater	21-year management agreement that expires December 31, 2019	35,300
Marcus Amphitheater		Amphitheater	Booking agreement	23,000

SAN ANTONIO, TX	37
Selma Amphitheater		Amphitheater	Currently not in operation	19,300

WEST PALM BEACH— FORT PIERCE, FL	38
Centre for the Arts at Mizner Park Amphitheater		Amphitheater	5-year lease that expires June 30, 2014	4,500
Cruzan Amphitheatre		Amphitheater	10-year lease that expires December 31, 2015	19,300
BIRMINGHAM, AL	40
Verizon Wireless Music Center— Birmingham		Amphitheater	Owned	10,600

LAS VEGAS, NV	42
Pearl Concert Theater at Palms Casino Resort		Music Theater	Booking agreement	2,500
House of Blues—Las Vegas		House of Blues	15-year lease that expires March 1, 2014	1,800

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
NORFOLK—PORTSMOUTH— NEWPORT NEWS, VA	43
Virginia Beach Amphitheater		Amphitheater	30-year lease that expires December 31, 2026	20,000

ALBUQUERQUE— SANTA FE, NM	44
The Pavilion		Amphitheater	20-year lease that expires April 16, 2021	12,000
Sandia Casino Amphitheater		Music Theater	Booking agreement	4,200

LOUISVILLE, KY	49
The Louisville Palace		Music Theater	Owned	2,700

NEW ORLEANS, LA	51
House of Blues—New Orleans		House of Blues	One building owned and one building under 35-year lease that expires October 31, 2027	1,000

BUFFALO, NY	52
Darien Lake Performing Arts Center		Amphitheater	25-year lease that expires October 15, 2020	21,800
Seneca Niagara Casino		Music Theater	Booking agreement	2,100
Seneca Events Center		Music Theater	Booking agreement	1,700

WILKES BARRE—SCRANTON, PA	54
Toyota Pavilion at Montage Mountain		Amphitheater	10-year lease that expires December 31, 2011	17,500

ALBANY—SCHENECTADY— TROY, NY	57
Saratoga Performing Arts Center		Amphitheater	10-year lease agreement that expired September 7, 2009 (currently negotiating new terms)	25,200

FLORENCE—MYRTLE BEACH, SC	104
House of Blues—Myrtle Beach		House of Blues	27-year lease that expires May 31, 2025	2,000

YAKIMA—PASCO—RICHLAND— KENNEWICK, WA	126
The Gorge Amphitheatre		Amphitheater	20-year lease that expires October 31, 2023	20,000

WHEELING, WV—STEUBENVILLE, OH	159
Jamboree in the Hills		Festival Site	Owned	N/A

TORONTO, CANADA	N/A
Molson Amphitheatre		Amphitheater	35-year lease that expires December 31, 2010	16,000
The Guvernment-Kool Haus		Club	Booking agreement	2,400
The Drink at the Guvernment		Club	Booking agreement	1,200

VANCOUVER, CANADA	N/A
General Motors Place		Arena	Booking agreement	13,000
Commodore Ballroom		Club	15-year lease that expires July 31, 2014	1,100

BIRMINGHAM, ENGLAND	N/A
O2 Academy Birmingham		Music Theater	27-year lease that expires September 25, 2034	3,000

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
BOURNEMOUTH, ENGLAND	N/A
O2 Academy Bournemouth		Music Theater	35-year lease that expires July 16, 2034	1,800

BRIGHTON, ENGLAND	N/A
O2 Academy Brighton		Music Theater	Currently not in operation	2,500

BRISTOL, ENGLAND	N/A
O2 Academy Bristol		Music Theater	25-year lease that expires December 25, 2023	1,900

LEEDS, ENGLAND	NA
O2 Academy Leeds		Music Theater	25-year lease that expires June 23, 2026	2,300
Leeds Festival Site		Festival Site	Owned	N/A

LIVERPOOL, ENGLAND	NA
O2 Academy Liverpool		Music Theater	34-year lease that expires January 22, 2037	1,200

LONDON, ENGLAND	NA
Wembley Arena		Arena	15-year management agreement that expires March 31, 2021	12,800
O2 Academy Brixton		Music Theater	98-year lease that expires December 24, 2024	4,900
O2 Academy Shepherds Bush Empire		Music Theater	Owned	2,000
O2 Academy Islington		Music Theater	25-year lease that expires June 20, 2028	800

MANCHESTER, ENGLAND	NA
Manchester Apollo		Music Theater	Owned	3,500

NEWCASTLE, ENGLAND	NA
O2 Academy Newcastle		Music Theater	99-year lease that expires March 24, 2021	2,000

NOTTINGHAM, ENGLAND	NA
Media		Club	Currently not in operation	1,400

OXFORD, ENGLAND	NA
O2 Academy Oxford		Music Theater	25-year lease that expires October 30, 2031	1,000

READING, ENGLAND	NA
Little John’s Farm		Festival Site	Owned	N/A

SHEFFIELD, ENGLAND	NA
Sheffield Hallam FM Arena		Arena	18-year management agreement that expires March 31, 2011	11,300
O2 Academy Sheffield		Music Theater	35-year lease that expires January 9, 2043	2,400

SOUTHHAMPTON, ENGLAND	NA
Southampton Guildhall		Music Theater	25-year management agreement that expires February 10, 2028	1,800

AMSTERDAM, THE NETHERLANDS	NA
Heineken Music Hall		Arena	20-year lease that expires December 31, 2027	5,500

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
GLASGOW, SCOTLAND	NA
O2 Academy Glasgow		Music Theater	Owned	2,500
O2 ABC Glasgow		Music Theater	40-year lease that expires August 24, 2039	1,600
King Tuts Wah Wah Hut		Club	Owned	300
Universe		Club	Currently not in operation	200
Balado Airfield (T in the Park)		Festival Site	Owned	N/A

CARDIFF, WALES	NA
Cardiff International Arena		Arena	137-year lease that expires December 31, 2131	6,700

DUBLIN, IRELAND	NA
The O2 Dublin		Arena	Owned	13,000

TURIN, ITALY	NA
Palasport Olimpico		Arena	30-year management agreement that expires November 25, 2039	12,500
Palavela		Arena	30-year management agreement that expires November 25, 2039	8,300
STOCKHOLM, SWEDEN	NA
Cirkus		Music Theater	10-year lease that expires March 31, 2019	3,000

(1)	DMA® region refers to a United States designated market area as of January 1, 2010. At that date, there were 210 DMA®s. DMA® is a registered trademark of Nielsen Media Research, Inc.

Theater Venues

At December 31, 2009, we owned, operated, had booking rights for and/or had an equity interest in the following domestic and international venues primarily used for theatrical events:

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
NEW YORK, NY	1
Hilton Theatre		Theatrical Theater	40-year lease that expires December 31, 2038	1,800

PHILADELPHIA, PA	4
Chestnut Street Theatre		Theatrical Theater	Currently not in operation	2,400

(1)	DMA® region refers to a United States designated market area as of January 1, 2010. At that date, there were 210 DMA®s. DMA® is a registered trademark of Nielsen Media Research, Inc.

The following table summarizes the number of venues by type that we owned, operated, had booking rights for and/or had an equity interest in as of December 31, 2009.

Venue Type	Capacity	Owned	Leased	Operated	Booking Rights	Equity Interest	Total
Music Venues:
Amphitheater	5,000 - 30,000	8	29	6	8	—	51
Arena	5,000 - 20,000	1	2	4	3	—	10
Music Theater	1,000 - 6,500	7	26	2	10	1	46
Club	Less than 1,000	3	7	—	8	—	18
House of Blues	1,000 - 2,000	2	10	—	—	—	12
Festival Site	N/A	4	—	—	—	—	4

Total music venues		25	74	12	29	1	141

Theatrical Venues:
Theatrical Theater	Less than 5,000	—	1	—	—	—	1

Total venues		25	75	12	29	1	142

Venues not currently in operation		3	3	—	—	—	6

Competition

Competition in the live music and ticketing industries is intense. We believe that we compete primarily on the basis of our ability to deliver quality music products, sell tickets and provide enhanced fan and artist experiences. We believe that our primary strengths include:

•	the quality of service delivered to our artists, fans and corporate sponsors;

•	our track record in promoting and producing live music events and tours both domestically and internationally;

•	artist relationships;

•	ticketing services;

•	distribution platform (venues);

•	the scope and effectiveness in our expertise of marketing and sponsorship programs; and

•	our financial stability.

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

Our main competitors in the live music industry include Anschutz Entertainment Group, C3 Presents, MSG Entertainment, Jam Productions and Palace Sports & Entertainment, in addition to numerous smaller regional companies and various casinos in North America and Europe. Anschutz Entertainment Group operates under a number of different names including AEG Live, Concerts West and The Messina Group. Some of our competitors in the live music industry have a stronger presence in certain markets, have access to other sports and entertainment venues, and have greater financial resources, which may enable them to gain a greater competitive advantage in relation to us.

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

The ticketing services industry includes the sale of tickets primarily through online channels but also through phone, outlet and box office channels. As online ticket purchases increase, related ticketing costs generally decrease, which has made it easier for technology-based companies to offer primary ticketing services and standalone, automated ticketing systems that enable venues to perform their own ticketing services or utilize self-ticketing systems. In the online environment, we compete with other websites, online event sites and ticketing companies to provide event information, sell tickets and provide other online services such as fan clubs and artist websites.

We experience competition from other national, regional and local primary ticketing service providers to secure new venues and to reach fans for events. The advent of online commerce has also contributed to the growth of resale ticketing services and the consolidation of the resale industry, which historically had been more fragmented and consisted of a significant number of local resellers with limited inventory selling through traditional storefronts. The internet has allowed fans and other ticket resellers to reach a vastly larger audience through the aggregation of inventory on online resale websites and marketplaces, and has provided consumers with more convenient access to tickets for a larger number and greater variety of events. We also face significant and increasing competition from companies that sell self-ticketing systems, as well as from venues that choose to integrate self-ticketing systems into their existing operations or acquire primary ticketing service providers. Our main competitors for online event sites include Tickets.com, as well as secondary ticketing companies such as Stubhub.

Government Regulations

We are subject to federal, state and local laws, both domestically and internationally, governing matters such as construction, renovation and operation of our venues, as well as:

•	licensing, permitting and zoning, including noise ordinances;

•	human health, safety and sanitation requirements;

•	the service of food and alcoholic beverages;

•	working conditions, labor, minimum wage and hour, citizenship and employment laws;

•	compliance with ADA and the United Kingdom’s Disability Discrimination Act 1995;

•	sales and other taxes and withholding of taxes;

•	privacy laws and protection of personally identifiable information;

•	historic landmark rules; and

•	environmental protection.

We believe that our venues are in material compliance with these laws. The regulations relating to our food service in our venues are many and complex. A variety of regulations at various governmental levels relating to the handling, preparation and serving of food, the cleanliness of food production facilities and the hygiene of food-handling personnel are enforced primarily at the local public health department level.

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

We are also required to comply with the ADA, the DDA and certain state statutes and local ordinances that, among other things, require that places of public accommodation, including both existing and newly constructed venues, be accessible to customers with disabilities. The ADA and DDA require that venues be constructed to permit persons with disabilities full use of a live entertainment venue. The ADA and DDA may also require that certain modifications be made to existing venues in order to make them accessible to customers and employees who are disabled. In order to comply with the ADA, DDA and other similar ordinances, we may face substantial capital expenditures in the future.

We are required to comply with federal, state and international laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction.

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

Employees

As of December 31, 2009, we had approximately 4,300 full-time employees, including 3,200 domestic and 1,100 international employees, of which approximately 4,200 were employed in our operations departments and approximately 100 were employed in our corporate area.

Our staffing needs vary significantly throughout the year. Therefore, we also employ part-time and/or seasonal employees. As of December 31, 2009, we employed approximately 4,700 seasonal and/or part-time employees and during peak seasonal periods, particularly in the summer months, we employed as many as 13,000 seasonal employees in 2009. The stagehands at some of our venues and other employees are subject to collective bargaining agreements. Our union agreements typically have a term of three years and thus regularly expire and require negotiation in the course of our business. We believe that we enjoy good relations with our employees and other unionized labor involved in our events, and there have been no significant work stoppages in the past three years. Upon the expiration of any of our collective bargaining agreements, however, we may be unable to renegotiate on terms favorable to us, and our business operations at one or more of our facilities may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating our collective bargaining agreements. In addition, our business operations at one or more of our facilities may also be interrupted as a result of labor disputes by outside unions attempting to unionize a venue even though we do not have unionized labor at that venue currently. A work stoppage at one or more of our owned and/or operated venues or at our promoted events could have a material adverse effect on our business, results of operations and financial condition. We cannot predict the effect that a potential work stoppage will have on our expenses.

Executive Officers

Set forth below are the names, ages and current positions of our executive officers and other significant employees as of February 19, 2010.

Name	Age	Position

Michael Rapino	44	President and Chief Executive Officer and Director

Irving Azoff	62	Executive Chairman and Director

Brian Capo	43	Chief Accounting Officer

Arthur Fogel	56	Chief Executive Officer—Global Touring and Chairman—Global Music

Jason Garner	37	Chief Executive Officer—Global Music

John Hopmans	51	Executive Vice President—Mergers and Acquisitions and Strategic Finance

Nathan Hubbard	34	Chief Executive Officer—Ticketing

Thomas Johansson	61	Chairman—International Music

Alan Ridgeway	43	Chief Executive Officer—International Music

Michael Rowles	44	General Counsel and Secretary

Kathy Willard	43	Chief Financial Officer

Michael Rapino is our President and Chief Executive Officer and has served in this capacity since August 2005. He has also served on our board of directors since December 2005. From August 2004 to August 2005, Mr. Rapino was Chief Executive Officer and President of our predecessor’s Global Music division.

Irving Azoff is our Executive Chairman along with serving on our board of directors and has served in these capacities since January 2010. From October 2008 to January 2010, Mr. Azoff was Chief Executive Officer of Ticketmaster. He also served on Ticketmaster’s board of directors since January 2009. Mr. Azoff has served as Chief Executive Officer of Front Line since its inception in January 2005.

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

Available Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any materials we have filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are also available to the public through the SEC’s website at www.sec.gov.

You can find more information about us at our internet website located at www.livenation.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our internet website as soon as reasonably practicable after we electronically file such material with the SEC.

ITEM 1A.	RISK FACTORS

You should carefully consider each of the following risks and all of the other information set forth in this Annual Report. The following risks relate principally to our leverage, our convertible notes, our business, our common stock, our separation from Clear Channel and our merger with Ticketmaster. In addition to the following risks, you should consider other risks specific to Ticketmaster’s business that will also affect our company. These risks are described in Item 1A of Ticketmaster’s Annual Report on Form 10-K for the year ended December 31, 2009, which Ticketmaster will file with the SEC, and under the headings “Risks Related to the Combined Company if the Merger is Completed,” “Risks Relating to the Ticketmaster Entertainment Spin-Off” and “Risks Relating to Ticketmaster Entertainment’s Business (and, Following the Completion of the Merger, the Combined Company)” in our Registration Statement on Form S-4 declared effective on November 6, 2009, which we have filed with the SEC and is incorporated by reference into this Annual Report. These risks and uncertainties are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of the risks and uncertainties develop into actual events, this could have a material adverse effect on our business, financial condition or results of operations. In that case, the trading price of our common stock could decline.

Risks Associated with Our Leverage

We have a large amount of debt, redeemable preferred stock and lease obligations that could restrict our operations and impair our financial condition.

As of December 31, 2009, Live Nation’s total indebtedness for borrowed money, including its redeemable preferred stock and excluding the debt discount on the convertible notes, was approximately $832.9 million. Live Nation’s available borrowing capacity under the revolving portion of its senior secured credit facility at that date was approximately $141.4 million, with sub-limits up to $235.0 million available for letters of credit. At December 31, 2009, outstanding letters of credit were approximately $42.3 million. As of December 31, 2009, Ticketmaster’s total indebtedness for borrowed money was approximately $812.0 million. Ticketmaster’s available borrowing capacity under the revolving portion of its senior secured credit facility at that date was approximately $115.0 million, with sub-limits up to $20.0 million available for letters of credit. At December 31, 2009, outstanding letters of credit were approximately $1.0 million. We may incur substantial additional indebtedness in the future.

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

As of December 31, 2009, approximately $41.0 million of Live Nation’s total indebtedness (excluding interest) is due in 2010, $198.7 million is due in the aggregate for 2011 and 2012, $579.9 million is due in the aggregate for 2013 and 2014 and $13.3 million is due thereafter. See the table in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments—Firm Commitments. As of December 31, 2009, no portion of Ticketmaster’s total indebtedness (excluding interest) is due in 2010, $31.8 million is due in the aggregate for 2011 and 2012, $493.2 million is due in the aggregate for 2013 and 2014 and $287.0 million is due thereafter.

Live Nation’s redeemable preferred stock bears an annual dividend rate of 13%, or $5.2 million annually, and is subject to financial and other covenants substantially similar to the covenants applicable to its senior secured credit facility. If Live Nation exceeds certain of these covenants, it will have to pay additional dividends. In addition, as of December 31, 2009, Live Nation had approximately $1.4 billion in operating lease agreements, of which approximately $81.9 million is due in 2010 and $81.8 million is due in 2011. As of December 31, 2009, Ticketmaster had approximately $99.0 million in operating lease agreements, of which approximately $26.6 million is due in 2010 and $19.2 million is due in 2011.

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

The agreement governing our senior secured credit facilities, our redeemable preferred stock designations and certain of our other indebtedness impose restrictions on us that limit the discretion of management in operating our business and that, in turn, could impair our ability to meet our obligations under our debt.

The agreement governing our senior secured credit facilities, our redeemable preferred stock designations and certain of our other indebtedness include restrictive covenants that, among other things, restrict our ability to:

•	incur additional debt or issue redeemable preferred stock;

•	pay dividends and make distributions;

•	make certain investments;

•	repurchase our stock and prepay certain indebtedness;

•	create liens;

•	enter into transactions with affiliates;

•	modify the nature of our business;

•	enter into sale-leaseback transactions;

•	transfer and sell material assets; and

•	merge or consolidate.

In addition, our senior secured credit facilities and redeemable preferred stock designations include other restrictions, including requirements to maintain certain financial ratios. Our failure to comply with the terms and covenants in our indebtedness could lead to a default under the terms of the governing documents, which would entitle the lenders to accelerate the indebtedness and declare all amounts owed due and payable. If we default under any of the covenants applicable to our redeemable preferred stock, the holders of our redeemable preferred stock may be entitled to elect a director of one of our subsidiaries, and we will have to pay additional dividends.

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

We will rely on distributions and loans from our subsidiaries in order to meet our payment requirements under our obligations. If our subsidiaries are unable to pay dividends or otherwise make payments to us, we may not be able to make debt service payments on our obligations. We are a holding company and conduct substantially all of our operations through our subsidiaries. Our operating cash flows and consequently our ability to service our debt is therefore principally dependent upon our subsidiaries’ earnings and their distributions of those earnings to us and may also be dependent upon loans or other payments of funds to us by those subsidiaries. Our subsidiaries are separate legal entities and may have no obligation, contingent or otherwise, to pay any amount due pursuant to our obligations or to make any funds available for that purpose. In addition, the ability of our subsidiaries to provide funds to us may be subject to restrictions under our senior secured credit facilities and the outstanding redeemable preferred stock of our subsidiary and may be subject to the terms of such subsidiaries’ future indebtedness, as well as the availability of sufficient surplus funds under applicable law.

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

In July 2007, we issued $220 million of 2.875% convertible senior notes due 2027 in a private placement in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. On July 15, 2014, July 15, 2017 and July 15, 2022, or in the event of a fundamental change (as defined in the indenture governing the notes), holders may require us to repurchase their notes at a price of 100% of the principal amount of the notes, plus accrued and unpaid interest, including contingent interest and additional amounts, to the repurchase date. In addition, at any time on or prior to June 15, 2027, we may irrevocably elect net share settlement of the notes, and thereafter we will be required to make a cash payment of up to $1,000 for each $1,000 in principal amount of notes converted. However, it is possible that we will not have sufficient funds available at such time to make the required repurchase or settlement of converted notes. In addition, some of our existing financing agreements contain, and any future credit agreements or other agreements relating to our indebtedness could contain, provisions prohibiting the repurchase of the notes under certain circumstances, or could provide that a fundamental change constitutes an event of default under that agreement, restrict our ability to make cash payments upon conversion of the notes or restrict the ability of our subsidiaries to make funds available to us for that purpose. If any agreement governing our indebtedness prohibits or otherwise restricts us from repurchasing the notes or making the cash payment upon conversion when we become obligated to do so, we could seek the consent of the lenders to repurchase the notes or settle the conversion or attempt to refinance the other debt. If we do not obtain such consent or refinance the debt, we would not be permitted to repurchase the notes or settle the conversion without potentially causing a default under the other debt. Our failure to repurchase tendered notes or to pay any cash payable on a conversion would constitute an event of default under the indenture, which might constitute a default under the terms of our other indebtedness.

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

If we elect to settle conversions other than solely in shares of common stock, including by making a net share settlement election, the conversion value that holders of notes will receive upon conversion of their notes are in part determined, subject to certain exceptions, by the average of the last reported sale prices of our common stock for the 20 trading days beginning on the second trading day immediately following the day the notes are tendered for conversion, or, if tendered within the 20 days leading up to the maturity date or a specified redemption date, beginning on the fifth day following the maturity date or the redemption date. Accordingly, if the price of our common stock decreases after holders of notes tender their notes for conversion, the conversion value they will receive may be adversely affected.

The conversion rate of the notes may not be adjusted for all dilutive events.

The conversion rate of the notes is subject to adjustment only for certain specified events, including, but not limited to, the issuance of stock dividends on our common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness or assets, cash dividends and certain issuer tender or exchange offers. However, the conversion rate will not be adjusted for other events, such as an issuance of common stock for cash or acquisition, that may adversely affect the trading price of the notes or the common stock, or for a third-party tender offer. For example, the conversion rate was not adjusted as a result of our merger with Ticketmaster.

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

In addition, we typically book our live music tours one to four months in advance of the beginning of the tour and often agree to pay an artist a fixed guaranteed amount prior to our receiving any operating income. Therefore, if the public is not receptive to the tour, or we or a performer cancel the tour, we may incur a loss for the tour depending on the amount of the fixed guarantee or incurred costs relative to any revenue earned, as well as foregone revenue we could have earned at booked venues. We have cancellation insurance policies in place to cover a portion of our losses if a performer cancels a tour but it may not be sufficient and is subject to deductibles. Furthermore, consumer preferences change from time to time, and our failure to anticipate, identify or react to these changes could result in reduced demand for our services, which would adversely affect our operating results and profitability.

We have incurred net losses and may experience future net losses.

Our operating results from continuing operations have been adversely affected by, among other things, event profitability and overhead costs. Live Nation incurred net losses of approximately $126.0 million, $333.5 million and $62.3 million in 2009, 2008 and 2007, respectively. We may face reduced demand for our live music events and other factors that could adversely affect our results of operations in the future. We cannot predict whether we will achieve profitability in future periods.

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

The following table sets forth Live Nation’s operating income (loss) for the last eight fiscal quarters:

Fiscal Quarter Ended	Operating income (loss)
(in thousands)
March 31, 2008	$(74,770)
June 30, 2008	$26,531
September 30, 2008	$74,377
December 31, 2008	$(323,431)
March 31, 2009	$(88,259)
June 30, 2009	$(8,135)
September 30, 2009	$108,399
December 31, 2009	$(64,361)

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

Our business depends on discretionary consumer and corporate spending. Many factors related to corporate spending and discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment, fuel prices, interest and tax rates and inflation which can significantly impact our operating results. Business conditions, as well as various industry conditions, including corporate marketing and promotional spending and interest levels, can also significantly impact our operating results. These factors can affect attendance at our events, premium seat sales, sponsorship, advertising and hospitality spending, concession and souvenir sales, as well as the financial results of sponsors of our venues, events and the industry. Negative factors such as challenging economic conditions, public concerns over terrorism and security incidents, particularly when combined, can impact corporate and consumer spending, and one negative factor can impact our results more than another. There can be no assurance that consumer and corporate spending will not be adversely impacted by current economic conditions, or by any further or future deterioration in economic conditions, thereby possibly impacting our operating results and growth.

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

Live Nation’s international operations accounted for approximately 35% of its revenue in 2009. Ticketmaster’s international operations accounted for approximately 27% of its revenue in 2009. The risks involved in foreign operations that could result in losses against which we are not insured include:

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

In addition, we may incur substantial tax liabilities if we repatriate any of the cash generated by our international operations back to the United States due to significant current limitations on our ability to recognize foreign tax credits that would be associated with such repatriation. We could repatriate some of the cash generated by our international operations and use certain of our substantial net operating losses to offset associated tax liabilities. We are not currently in a position to recognize any tax assets in the United States that are the result of payments of income or withholding taxes in foreign jurisdictions.

Exchange rates may cause fluctuations in our results of operations that are not related to our operations.

Because we own assets overseas and derive revenue from our international operations, we may incur currency translation losses or gains due to changes in the values of foreign currencies relative to the United States Dollar. We cannot predict the effect of exchange rate fluctuations upon future operating results. For the year ended December 31, 2009, Live Nation’s international operations accounted for approximately 35% of its revenue. Although we cannot predict the future relationship between the United States Dollar and the currencies used by our international businesses, principally the British Pound and the Euro, Live Nation experienced a foreign exchange rate net loss of $39.9 million in 2009 which had a negative effect on its operating income and, in 2008 and 2007, Live Nation had net gains of $0.2 million and $3.5 million, respectively, which had a positive effect on its operating income. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk. For the year ended December 31, 2009, Ticketmaster’s international operations accounted for approximately 27% of its revenue. Although we cannot predict the future relationship between the United States Dollar and the currencies used by our international businesses, principally the British Pound, the Canadian Dollar and the Euro, Ticketmaster experienced foreign exchange rate net losses of $7.2 million and $2.2 million in 2009 and 2008, respectively, which had a negative effect on its operating income and, in 2007, Ticketmaster had a net gain of $3.3 million which had a positive effect on its operating income.

We may enter into future acquisitions and long-term artist rights arrangements and take certain actions in connection with such transactions that could affect the price of our common stock.

As part of our growth strategy, we expect to review acquisition prospects that would offer growth opportunities. We also may enter into additional long-term arrangements with certain artists under which we would acquire the rights to certain music-related activities, including touring, merchandising, recording, online fan clubs, film/DVD and other rights, or a subset of these rights. In the event of future acquisitions or artist rights arrangements, we could:

•	use a significant portion of our available cash;

•	issue equity securities, which would dilute current stockholders’ percentage ownership;

•	incur substantial debt;

•	incur or assume contingent liabilities, known or unknown;

•	incur amortization expenses related to intangibles; and

•	incur large accounting write-offs.

Such actions by us could harm our results from operations and adversely affect the price of our common stock.

We may be unsuccessful in our future acquisition endeavors, if any, which may have an adverse effect on our business. Our compliance with antitrust, competition and other regulations may limit our operations and future acquisitions.

Our future growth rate depends in part on our selective acquisition of additional businesses. A significant portion of our growth has been attributable to acquisitions, including, among others, our acquisitions of HOB and an equity interest in AMG. We may be unable to identify other suitable targets for further acquisition or make further acquisitions at favorable prices. If we identify a suitable acquisition candidate, our ability to successfully implement the acquisition would depend on a variety of factors, including our ability to obtain financing on acceptable terms and requisite government approvals. Acquisitions involve risks, including those associated with:

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

We may not successfully integrate any businesses or technologies we may acquire in the future and may not achieve anticipated revenue and cost benefits. Acquisitions may be expensive, time consuming and may strain our resources. Acquisitions may not be accretive to our earnings and may negatively impact our results of operations as a result of, among other things, expenses to pursue the acquisition, the incurrence of debt, one-time write-offs of goodwill and amortization expenses of other intangible assets. In addition, future acquisitions that we may pursue could result in dilutive issuances of equity securities.

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

In addition, the credit agreement for the senior secured credit facility and the terms of our subsidiary’s redeemable preferred stock restrict our ability to make acquisitions.

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

Heightened concerns and challenges regarding property, casualty, liability, business interruption and other insurance coverage have resulted from terrorist and related security incidents. As a result, we may experience increased difficulty obtaining high policy limits of coverage at reasonable costs, including coverage for acts of terrorism. We have a material investment in property and equipment at each of our venues, which are generally located near major cities and which hold events typically attended by a large number of fans. At December 31, 2009, Live Nation had property and equipment with a net book value of approximately $750.0 million. At December 31, 2009, Ticketmaster had property and equipment with a net book value of approximately $101.0 million.

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

Our live music venue operations are subject to federal, state and local laws, both domestically and internationally, governing matters such as construction, renovation and operation of our venues, as well as:

•	licensing, permitting and zoning, including noise ordinances;

•	human health, safety and sanitation requirements;

•	requirements with respect to the service of food and alcoholic beverages;

•	working conditions, labor, minimum wage and hour, citizenship and employment laws;

•	compliance with the ADA and the DDA;

•	sales and other taxes and withholding of taxes;

•	privacy laws and protection of personally identifiable information;

•	historic landmark rules; and

•	environmental protection laws.

We cannot predict the extent to which any future laws or regulations will impact our operations. The regulations relating to our food service in our venues are many and complex. Although we generally contract with a third-party vendor for these services at our owned and/or operated venues, we cannot assure you that we or our third-party vendors are in full compliance with all applicable laws and regulations at all times or that we or our third-party vendors will be able to comply with any future laws and regulations or that we will not be held liable for violations by third-party vendors. Furthermore, additional or amended regulations in this area may significantly increase the cost of compliance.

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

We face intense competition in the live music, ticketing and artist services industries, and we may not be able to maintain or increase our current revenue, which could adversely affect our financial performance.

Our business segments are in highly competitive industries, and we may not be able to maintain or increase our current revenue. We compete in the live music industry and within this industry we compete with other venues to book performers, and, in the markets in which we promote music concerts, we face competition from other promoters and venue operators. Our competitors compete with us for key employees who have relationships with popular music artists that have a history of being able to book such artists for concerts and tours. These competitors may engage in more extensive development efforts, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential artists. Our competitors may develop services, advertising options or music venues that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. It is possible that new competitors may emerge and rapidly acquire significant market share.

We compete in the ticketing industry and the intense competition that we face in the ticketing industry could cause the volume of our ticketing services business to decline. There can be no assurance that we will be able to compete successfully in the future with existing or potential competitors or that competition will not have an adverse effect on our business and financial condition. We may face direct competition in the live music industry with our prospective or current primary ticketing clients, who primarily include live event content providers (such as owners or operators of live event venues). This direct competition with our prospective or current primary ticketing clients could result in a decline in the number of clients we may obtain and a decline in the volume of our ticketing services business, which could adversely affect our business and financial condition.

Other variables that could adversely affect our financial performance by, among other things, leading to decreases in overall revenue, the number of sponsors, event attendance, ticket prices or profit margins include:

•

an increased level of competition for advertising dollars, which may lead to lower sponsorships as we attempt to retain advertisers or which may cause us to lose advertisers to our competitors offering better programs that we are unable or unwilling to match;

•	unfavorable fluctuations in operating costs, including increased guarantees to performers, which we may be unwilling or unable to pass through to our customers via ticket prices;

•	our competitors may offer more favorable terms than we do in order to obtain agreements for new venues or to obtain events for the venues they operate;

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

The stagehands at some of our venues and other employees are subject to collective bargaining agreements. Our union agreements typically have a term of three years and thus regularly expire and require negotiation in the course of our business. Upon the expiration of any of our collective bargaining agreements, however, we may be unable to negotiate new collective bargaining agreements on terms favorable to us, and our business operations may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating our collective bargaining agreements. In addition, our business operations at one or more of our facilities may also be interrupted as a result of labor disputes by outside unions attempting to unionize a venue even though we do not have unionized labor at that venue currently. A work stoppage at one or more of our owned and/or operated venues or at our promoted events could have a material adverse effect on our business, results of operations and financial condition. We cannot predict the effect that a potential work stoppage will have on our expenses.

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

Additionally, the market potential of live music venue sites cannot be precisely determined, and our live music venues may face competition in markets from unexpected sources. Newly constructed live music venues may not perform up to our expectations. We face significant competition for potential live music venue locations and for opportunities to acquire existing live music venues. Because of this competition, we may be unable to add to or maintain the number of our live music venues on terms we consider acceptable.

Our revenues depend in part on the promotional success of our marketing campaigns, and there can be no assurance that such advertising, promotional and other marketing campaigns will be successful or will generate revenue or profits.

Similar to many companies, we spend significant amounts on advertising, promotional and other marketing campaigns for our live music events and other business activities. Such marketing activities include, among others, promotion of ticket sales, premium seat sales, hospitality and other services for our events and venues and advertising associated with our distribution of related souvenir merchandise and apparel. During 2009, Live Nation spent approximately 4.3% of its revenue and Ticketmaster spent approximately 4.4% of its revenue on marketing, including advertising, and there can be no assurance that such advertising, promotional and other marketing campaigns will be successful or will generate revenue or profits.

Poor weather adversely affects attendance at our live music events, which could negatively impact our financial performance from period to period.

We promote many live music events. Weather conditions surrounding these events affect sales of tickets, concessions and merchandise, among other things. Poor weather conditions can have a material effect on our results of operations particularly because we promote a finite number of events. Due to weather conditions, we may be required to reschedule an event to another available day or a different venue, which would increase our costs for the event and could negatively impact the attendance at the event, as well as food, beverage and merchandise sales. Poor weather can affect current periods as well as successive events in future periods. If we are unable to reschedule events due to poor weather, we are forced to refund the ticket revenue for those events.

We may be adversely affected by the occurrence of extraordinary events, such as terrorist attacks.

The occurrence and threat of extraordinary events, such as terrorist attacks, intentional or unintentional mass-casualty incidents, natural disasters or similar events, may substantially decrease the use of and demand for our services and the attendance at live music events, which may decrease our revenue or expose us to substantial liability. The terrorism and security incidents in the past, military actions in foreign locations, and periodic elevated terrorism alerts have raised numerous challenging operating factors, including public concerns regarding air travel, military actions and additional national or local catastrophic incidents, causing a nationwide disruption of commercial and leisure activities.

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

Our stock price has fluctuated between $2.47 and $25.63 over the past three years. The market price of our common stock may continue to fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

•	our quarterly or annual earnings, or those of other companies in our industry;

•	actual or anticipated fluctuations in our operating results due to the seasonality of our business and other factors related to our business;

•	our loss or inability to obtain significant popular artists;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	announcements by us or our competitors of significant contracts, acquisitions or divestitures;

•	the publication by securities analysts of financial estimates or reports about our business;

•	changes by securities analysts of earnings estimates or reports, or our inability to meet those estimates or achieve any goals described in those reports;

•	the disclosure of facts about our business that may differ from those assumed by securities analysts in preparing their estimates or reports about our company;

•	the operating and stock price performance of other comparable companies;

•	overall market fluctuations;

•	the withdrawal of the Tender Offer by LMC Events, LLC; and

•	general economic conditions.

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

We have also adopted a stockholder rights plan intended to deter hostile or coercive attempts to acquire us. Under the plan, if any person or group acquires, or begins a tender or exchange offer that could result in such person acquiring, 15% or more of our common stock, and in the case of certain Schedule 13G filers, 20% or more of our common stock, and in the case of Liberty Media and certain of its affiliates, 35% or more of our common stock, without approval of our board of directors under specified circumstances, our other stockholders have the right to purchase shares of our common stock, or shares of the acquiring company, at a substantial discount to the public market price. Therefore, the plan makes an acquisition much more costly to a potential acquirer.

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

We have a large number of shares of common stock outstanding and available for resale beginning at various points in time in the future. Sales of a substantial number of shares of our common stock in the public market, or the possibility that these sales may occur, could cause the market price for our common stock to decline. As of December 31, 2009, there were 84.4 million shares of Live Nation common stock outstanding, including 0.7 million shares of unvested restricted stock awards and excluding treasury shares, 2.1 million shares of common stock issuable from currently exercisable Live Nation options at a weighted average exercise price of $17.21 per share and a warrant to purchase 0.5 million shares of common stock at an exercise price of $13.73. As of December 31, 2009, there were 57.4 million shares of Ticketmaster common stock outstanding, excluding treasury shares, and 2.2 million shares of common stock issuable from currently exercisable Ticketmaster options at a weighted average exercise price of $29.07 per share. These Ticketmaster outstanding shares were exchanged for Live Nation common stock and Ticketmaster options were assumed by Live Nation in connection with the Merger.

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

As discussed above, notwithstanding receipt by Clear Channel of the ruling and the opinion of counsel, the Internal Revenue Service could assert that the Distribution does not qualify for tax-free treatment for United States federal income tax purposes. If the Internal Revenue Service were successful in taking this position, Clear Channel could be subject to a significant United States federal income tax liability. In general, Clear Channel would be subject to tax as if it had sold the common stock of our company in a taxable sale for its fair market value. In addition, even if the Distribution otherwise were to qualify under Section 355 of the Code, it may be taxable to Clear Channel as if it had sold the common stock of our company in a taxable sale for its fair market value under Section 355(e) of the Code, if the Distribution were later deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire directly or indirectly stock representing a 50% or greater interest in Clear Channel or us. For this purpose, any acquisitions of Clear Channel stock or of our stock within the period beginning two years before the Distribution and ending two years after the Distribution are presumed to be part of such a plan, although we or Clear Channel may be able to rebut that presumption.

Although such corporate-level taxes, if any, resulting from a taxable distribution generally would be imposed on Clear Channel, we have agreed in the tax matters agreement to indemnify Clear Channel and its affiliates against tax-related liabilities, if any, caused by the failure of the Separation to qualify as a tax-free transaction under Section 355 of the Code (including as a result of Section 355(e) of the Code) if the failure to so qualify is attributable to actions, events or transactions relating to our stock, assets or business, or a breach of the relevant representations or covenants made by us in the tax matters agreement. If the failure of the Separation to qualify under Section 355 of the Code is for any reason for which neither we nor Clear Channel is responsible, we and Clear Channel have agreed in the tax matters agreement that we will each be responsible for 50% of the tax-related liabilities arising from the failure to so qualify. Clear Channel reported a $2.4 billion capital loss as a result of the Separation. See Item 8. Financial Statements and Supplementary Data—Note 12—Related-Party Transactions—Relationship with Clear Channel for a more detailed discussion of the tax matters agreement between Clear Channel and us.

We could be liable for income taxes owed by Clear Channel.

Each member of the Clear Channel consolidated group, which includes Clear Channel, our company and our subsidiaries through December 21, 2005, and Clear Channel’s other subsidiaries, is jointly and severally liable for the United States federal income tax liability of each other member of the consolidated group. Consequently, we could be liable in the event any such liability is incurred, and not discharged, by any other member of the Clear Channel consolidated group. Disputes or assessments could arise during future audits by the Internal Revenue Service in amounts that we cannot quantify. In addition, Clear Channel has recognized a capital loss for United States federal income tax purposes in connection with the Separation. If Clear Channel is unable to deduct such capital loss for United States federal income tax purposes as a result of any action we take following the Separation or our breach of a relevant representation or covenant made by us in the tax matters agreement, we have agreed in the tax matters agreement to indemnify Clear Channel for the lost tax benefits that Clear Channel would have otherwise realized if it were able to deduct this loss. See Item 8. Financial Statements and Supplementary Data—Note 12—Related-Party Transactions—Relationship with Clear Channel.

Risks Relating to Our Merger with Ticketmaster

The Merger resulted in changes to our board and management that may affect our strategy.

Upon completion of the Merger, the composition of our board of directors and management team changed in accordance with the merger agreement, as seven new members from Ticketmaster were appointed to our board. In addition, we have a new Executive Chairman. This new board and management may affect the business strategy and operating decisions of the combined company.

Although we expect that the Merger will result in benefits to Live Nation, we may not realize those benefits because of integration difficulties and other challenges.

The Merger involves the integration of two companies that have previously operated independently with principal offices in two locations. Due to legal restrictions, we have conducted only limited planning regarding the integration of the two companies. The combined company will be required to devote significant management attention and resources to integrating the two companies. The success of the combination of Live Nation and Ticketmaster will be dependent in large part on the success of our management in integrating the operations, technologies and personnel of the two companies. Our failure to meet the challenges involved in successfully completing the integration of the operations of Live Nation and Ticketmaster or to otherwise realize any of the anticipated benefits of the Merger, including additional revenue opportunities, could impair our results of operations.

Challenges involved in this integration include, without limitation:

•	integrating successfully each company’s operations, technologies, products and services;

•	reducing the costs associated with operations; and

•	combining the corporate cultures, maintaining employee morale and retaining key employees.

We may not successfully complete the integration of the operations in a timely manner and we may not realize the anticipated benefits or synergies of the Merger to the extent, or in the timeframe, anticipated. The anticipated benefits and synergies include cost savings associated with anticipated restructurings and other operational efficiencies, and revenue enhancement opportunities. However, these anticipated benefits and synergies assume a successful integration and are based on projections, which are inherently uncertain, and other assumptions. Even if integration is successful, anticipated benefits and synergies may not be achieved.

In connection with the Merger, we became subject to a proposed Final Judgment imposing certain obligations on us, and, in addition, the U.S. Department of Justice or the U.S. District Court may seek to modify the terms of the proposed Final Judgment before it is entered as final and any such changes could negatively impact the Company’s business.

On January 25, 2010, the U.S. Department of Justice, or the DOJ, and several State Attorneys General jointly filed with the U.S. District Court for the District of Columbia a Complaint against the proposed merger between Live Nation and Ticketmaster and a proposed Final Judgment, or the proposed Final Judgment, that imposes certain obligations on us in order to address the issues the DOJ raised in its complaint. Among other things, the proposed Final Judgment requires us to offer a license to the Ticketmaster host ticketing technology to Anschutz Entertainment Group, to divest Ticketmaster’s Paciolan ticketing business to a DOJ-approved purchaser within 60 days, to agree to abide by certain behavioral remedies that prevent us from engaging in retaliatory business tactics or improper trying arrangements and to provide periodic reports to the DOJ about our compliance with the proposed Final Judgment. The proposed Final Judgment is subject to a 60-day public comment period, after which time the court may enter the Final Judgment as written, or it may modify the order. The Final Judgment will be in effect and will bind us for ten years from the date that the court enters it. We stipulated to an interim Hold Separate order on January 25, 2010 that commits us to complying with the terms of the proposed Final Judgment until a Final Judgment is entered by the court.

During the duration of the Final Judgment, we will be restricted from engaging in certain business activities that, absent the Final Judgment, would be lawful for us to undertake. Our inability to undertake these business strategies could disadvantage us when we compete against firms that are not restricted by any such order. Our compliance with the Final Judgment therefore creates certain unquantifiable business risks for us.

Also on January 25, 2010, we entered into a Consent Agreement, or the Canadian Consent Agreement, with the Canadian Competition Commission, which had the effect of imposing essentially the same terms as the proposed Final Judgment on our business in Canada. The Canadian Consent Agreement will remain in effect for ten years following the date of the agreement. The Canadian Consent Agreement creates similar risks for us, both in terms of creating potential enforcement actions and in limiting us from pursuing certain business practices.

The terms of Live Nation Worldwide’s agreement with CTS will cause Live Nation Worldwide to incur ongoing costs and could reduce operational efficiencies that the combined company might otherwise obtain through the Merger.

        Live Nation Worldwide, Inc., which is referred to as Live Nation Worldwide, and CTS Eventim AG, which is referred to as CTS, are parties to an agreement, which is referred to as the CTS agreement, pursuant to which CTS licenses intellectual property to Live Nation Worldwide that is core to Live Nation’s in-house ticketing platform. Under the terms of the CTS agreement, Live Nation Worldwide will be required to take actions and incur expenses, and may be limited in actions it can take, which could limit the ability of Live Nation and Ticketmaster to fully integrate their ticketing platforms successfully and realize the full operational efficiencies that the combined company might otherwise obtain through the Merger. For events in North America, CTS will be generally entitled to receive, during the 10-year term of the agreement, a per ticket license fee upon the sale of certain tickets that Live Nation Worldwide or any of substantially all of its subsidiaries, which are collectively referred to as the Live Nation Worldwide entities, have the right to distribute. This per ticket fee for events in North America will be payable to CTS regardless of whether the combined company chooses to use the CTS ticketing platform, Ticketmaster’s ticketing platform or another ticketing platform for the sale of tickets that the Live Nation Worldwide entities have the right to distribute. In addition, for events in certain European countries outside of the United Kingdom, Live Nation Worldwide generally will be required, during a 10-year term, to exclusively book on the CTS ticketing platform all tickets that the Live Nation Worldwide entities have the right to distribute (or, to the extent other ticketing platforms are used, Live Nation Worldwide will generally be required to pay to CTS the same fee that would have been payable had the CTS platform been used). For events in the United Kingdom, Live Nation Worldwide will be required, provided that CTS first satisfies a significant threshold commitment, to offer for sale on the CTS UK website and pay a corresponding fee for a portion of the tickets that the Live Nation Worldwide entities have the right to distribute for events promoted by the Live Nation Worldwide entities for a 10-year term commencing on January 1, 2010. Finally, the Live Nation Worldwide entities may be precluded from offering ticketing services to third parties in certain European countries during the term of the CTS agreement. In addition, upon completion of the Merger, for a period of two years thereafter, CTS will have the right to terminate the CTS agreement upon six months advance notice.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2009, we own, operate or lease 85 entertainment venues and 47 other facilities, including office leases, throughout North America and 27 entertainment venues and 32 other facilities internationally. We believe our venues and facilities are generally well-maintained and in good operating condition and have adequate capacity to meet our current business needs. We have a fifteen-year lease ending June 30, 2020 for our corporate headquarters in Beverly Hills, California, used primarily by our executive and domestic operations management staff. We also have a nine-year lease ending September 29, 2016, for office space in London, England, used primarily by our international operations management staff.

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

For information about Ticketmaster’s properties, please see Item 2 of Ticketmaster’s Annual Report on Form 10-K for the year ended December 31, 2009, which Ticketmaster will file with the SEC, and the description under the heading “Information About Ticketmaster Entertainment’s Business—Properties” in our Registration Statement on Form S-4 declared effective on November 6, 2009, which we have filed with the SEC and is incorporated by reference into this Annual Report.

ITEM 3.	LEGAL PROCEEDINGS

Live Concert Antitrust Litigation

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

UPS Consumer Class Action Litigation

On October 21, 2003, a purported representative action was filed in the Superior Court of California, Los Angeles County, challenging Ticketmaster’s charges to online customers for UPS ticket delivery. The complaint alleged in essence that it is unlawful for Ticketmaster not to disclose on its website that the fee it charges to online customers to have their tickets delivered by UPS contains a profit component. The complaint asserted a claim for violation of California’s Unfair Competition Law, or UCL, and sought restitution or disgorgement of the difference between (i) the total UPS delivery fees charged by Ticketmaster in connection with online ticket sales during the applicable statute of limitations period, and (ii) the amount Ticketmaster paid to UPS for that service. On July 20, 2004, Ticketmaster filed a motion for summary judgment. The Court heard the motion on December 20, 2004 and denied Ticketmaster’s motion, in part, based on the plaintiff’s arguments that the plaintiff was not challenging Ticketmaster’s right to make a profit, but rather Ticketmaster’s UPS delivery charges based on the plaintiff’s “misleading pass-through” theory of liability. On December 7, 2004, Ticketmaster filed its first motion for judgment on the pleadings based on the passage of Proposition 64, which became effective in November 2004. The Court heard the motion on April 1, 2005, and explained that the plaintiff could not proceed with a representative action without amending the complaint to comply with class action procedures. On August 31, 2005, the plaintiff filed a first amended complaint, for the first time pleading this case as a putative class action. The first amended complaint alleged (i) as before, that Ticketmaster’s website disclosures in respect of its charges for UPS ticket delivery violate the UCL, and (ii) for the first time, that Ticketmaster’s website disclosures in respect of its ticket order-processing fees constitute false advertising in violation of California’s False Advertising Law, or FAL. On this latter claim, the amended complaint seeks restitution or disgorgement of the entire amount of order-processing fees charged by Ticketmaster during the applicable statute of limitations period.

On September 25, 2006, Ticketmaster filed its second motion for judgment on the pleadings. On November 21, 2006, Ticketmaster requested that the court stay the case pending the California Supreme Court’s decisions in two cases (In re Tobacco II Cases, 142 Cal. App. 4th 891 (2006), and Pfizer Inc. v. Superior Court (Galfano), 141 Cal. App. 4th 290 (2006)) that presented issues concerning the interpretation of Proposition 64 directly pertinent to both of the pending motions. On November 29, 2006, the Court ordered that the case be stayed pending the California Supreme Court’s ruling on the two cases referenced above. On September 20, 2007, the Court heard the plaintiff’s motion for class certification. On December 19, 2007, the Court issued an Order denying the motion without prejudice and continuing the stay of the case pending resolution of In re Tobacco II (the lead case before the Supreme Court on the relevant issues). On May 18, 2009, the California Supreme Court decided the Tobacco II case. On April 1, 2009, the Superior Court granted the plaintiff’s motion for leave to file a second amended complaint that purports to clarify the plaintiff’s existing claims under the UCL and FAL and adds new claims that (a) Ticketmaster’s order processing fees are unconscionable under the UCL and (b) Ticketmaster’s alleged business practices violate the “unlawful” prong of the UCL because they also allegedly constitute an underlying violation of California’s Consumer Legal Remedies Act. Ticketmaster filed a demurrer to the second amended complaint on May 8, 2009. The plaintiff filed a third amended complaint in attempt to cure deficiencies in the second amended complaint and to seek to address the California Supreme Court’s holding in Tobacco II. Ticketmaster filed a demurrer to the third amended complaint on July 3, 2009. The Court overruled Ticketmaster’s demurrers on October 20, 2009. The plaintiff filed a second class certification motion on August 31, 2009, which Ticketmaster opposed. On February 5, 2010, the court granted certification of a class on the first two causes of action, which alleges that Ticketmaster misrepresents/omits the fact that there is a profit component in its UPS and Order Processing Fees. The class will consist of California consumers who purchased tickets through Ticketmaster’s website from 1999 to the present. The Court denied certification of a class on the third and fourth causes of action, which allege that Ticketmaster’s UPS and Order Processing fees are unconscionably high. The parties are awaiting entry of a formal order from the Court on these rulings.

Canadian Consumer Class Action Litigation Relating to TicketsNow

In February 2009, five putative consumer class action complaints were filed in Canada against TNow Entertainment Group, Inc., or TicketsNow, Ticketmaster Entertainment, Inc., Ticketmaster Canada Ltd. and Premium Inventory, Inc. All of the cases allege essentially the same set of facts and causes of action: each plaintiff purports to represent a class consisting of all persons who purchased a ticket from Ticketmaster, Ticketmaster Canada Ltd. or TicketsNow from early February 2007 to the present. Each proposed class purports to extend to United States as well as Canadian consumers. The complaints allege in essence that Ticketmaster and Ticketmaster Canada Ltd. conspired to divert a large number of tickets for resale through the TicketsNow website at prices higher than face value in violation of Ontario’s Ticket Speculation Act, the Amusement Act of Manitoba, the Amusement Act of Alberta, and the Quebec Consumer Protection Act, respectively. The Ontario case contains the additional allegation that Ticketmaster and TicketsNow’s service fees run afoul of anti-scalping laws. Each lawsuit seeks compensatory and punitive damages on behalf of the class.

United States Consumer Class Action Litigation Relating to TicketsNow

From February through June of 2009, eleven purported class action lawsuits asserting causes of action under various state consumer protection laws were filed against Ticketmaster and TicketsNow in U.S. District Courts in California, New Jersey, Minnesota, Pennsylvania and North Carolina. The lawsuits allege that Ticketmaster and TicketsNow unlawfully deceived consumers by, among other things, selling large quantities of tickets to TicketsNow’s ticket brokers, either prior to or at the time that tickets for an event go on sale, thereby forcing consumers to purchase tickets at significantly marked-up prices on TicketsNow.com instead of Ticketmaster.com. The plaintiffs further claim that Ticketmaster violated various state consumer protection laws by allegedly “redirecting” consumers from Ticketmaster.com to Ticketsnow.com, thereby engaging in false advertising and an unfair business practice by deceiving consumers into inadvertently purchasing tickets from TicketsNow for amounts greater than face value. The plaintiffs claim that Ticketmaster has been unjustly enriched by this conduct and seek compensatory damages, a refund to every class member of the difference between face value and the amount paid to TicketsNow, an injunction preventing Ticketmaster from engaging in further unfair business practices with TicketsNow, and attorney fees and costs. On July 20, 2009, all of the cases were consolidated and transferred to the U.S. District Court for the Central District of California. The plaintiffs filed their consolidated class action complaint on September 25, 2009. Ticketmaster filed its answer on October 26, 2009.

Litigation Relating to the Merger of Live Nation and Ticketmaster

We have been named as defendants in two lawsuits filed in the Superior Court of California, Los Angeles County, challenging the merger of Live Nation and Ticketmaster: McBride v. Ticketmaster Entertainment, Inc., No. BC407677, and Police and Fire Retirement System of the City of Detroit v. Ticketmaster Entertainment, Inc., No. BC408228. These actions were consolidated under the caption In re Ticketmaster Entertainment Shareholder Litigation, Lead Case No. BC407677, by a Court order dated March 30, 2009. The plaintiffs filed an amended complaint in the consolidated action on July 2, 2009, a second amended complaint on September 10, 2009, and a third amended complaint on November 19, 2009, which superseded the earlier complaints. The third amended consolidated complaint generally alleges that Ticketmaster and its directors breached their fiduciary duties by entering into the Merger Agreement without regard to the fairness of its terms to the Ticketmaster stockholders and in return for illicit payments of “surplus” Live Nation stock. The third amended consolidated complaint also alleges that the joint proxy statement/prospectus of Live Nation and Ticketmaster, which is a part of the final Form S-4 Registration Statement of Live Nation that was filed with the SEC on November 6, 2009, contains material omissions and misstatements. The plaintiffs moved for a preliminary injunction barring the completion of the Merger on December 4, 2009. The Court denied this motion at a hearing held on December 22, 2009. The Ticketmaster and Live Nation shareholders, respectively, approved the Merger in shareholder meetings held on January 8, 2010. The plaintiffs continue to prosecute the case, now seeking compensatory damages, attorneys’ fees and expenses. The Ticketmaster defendants answered the third amended consolidated complaint on January 21, 2010, denying its allegations and asserting defenses.

Federal Trade Commission Investigation

Ticketmaster and TicketsNow have entered into a settlement agreement with the Federal Trade Commission, or FTC, to resolve the FTC’s investigation of methods by which Ticketmaster and TicketsNow previously advertised and sold tickets to consumers on the TicketsNow resale marketplace. Under the deal, Ticketmaster and TicketsNow will make restitutionary payments to certain consumers claiming to be unsatisfied with ticket purchases made from the TicketsNow online resale marketplace, as well as additional disclosures (1) when linking between primary and resale ticket sites and (2) pertaining to the issue of speculative ticket postings and anticipated ticket delivery dates.

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

Our common stock was listed on the New York Stock Exchange under the symbol “LYV” on December 21, 2005. There were 5,380 stockholders of record as of February 19, 2010. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table presents the high and low sales prices of the common stock on the New York Stock Exchange during the calendar quarter indicated.

	Common Stock Market Price
	High	Low
2008
First Quarter	$15.04	$9.26
Second Quarter	$16.15	$10.23
Third Quarter	$18.75	$9.60
Fourth Quarter	$16.75	$2.73
2009
First Quarter	$6.55	$2.47
Second Quarter	$6.07	$2.55
Third Quarter	$8.88	$3.98
Fourth Quarter	$8.96	$6.33

Dividend Policy

Since the Separation and through December 31, 2009, we have not declared or paid any dividends. We presently intend to retain future earnings, if any, to finance the expansion of our business. Therefore, we do not expect to pay any cash dividends in the foreseeable future. Moreover, the terms of our senior secured credit facility and the designations of our preferred stock limit the amount of funds which we will have available to declare and distribute as dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of our board of directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, plans for expansion and contractual restrictions with respect to the payment of dividends.

Issuer Purchases of Equity Securities

The following table sets forth certain information about the shares of our common stock we repurchased during the three months ended December 31, 2009.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 – October 31	—	$—	—	$—
November 1 – November 30	—	$—	—	$—
December 1 – December 31	13,554	$16.26	—	$—

	13,554	$16.26	—	$—

In December 2009, we repurchased 13,554 shares of our common stock at the original issuance price. This repurchase related to settlement of a working capital adjustment for a prior year acquisition.

ITEM 6.	SELECTED FINANCIAL DATA

	2009	2008	2007	2006	2005
(in thousands except per share data)
Results of Operations Data (1) (2):
Revenue	$4,181,021	$4,085,306	$3,635,389	$3,200,929	$2,486,549
Operating Expenses:
Direct operating expenses	3,357,245	3,299,444	2,943,311	2,636,425	1,993,053
Selling, general and administrative expenses	618,980	619,585	553,259	430,548	396,238
Depreciation and amortization	158,118	140,039	107,428	113,656	50,929
Goodwill impairment	9,085	269,902	—	—	—
Loss (gain) on sale of operating assets	(2,983)	1,131	(20,735)	(9,873)	5,002
Corporate expenses	56,889	52,498	45,854	33,863	50,715
Acquisition transaction expenses	36,043	—	—	—	—

Operating income (loss)	(52,356)	(297,293)	6,272	(3,690)	(9,388)
Interest expense	66,365	70,104	64,297	36,790	5,444
Interest expense with Clear Channel Communications	—	—	—	—	46,437
Interest income	(2,193)	(8,575)	(12,115)	(10,024)	(703)
Equity in (earnings) losses of nonconsolidated affiliates	(1,851)	(842)	7,737	1,330	3,437
Other expense (income)—net	1	(245)	(66)	(500)	151

Loss from continuing operations before income taxes	(114,678)	(357,735)	(53,581)	(31,286)	(64,154)
Income tax expense (benefit)	11,333	(24,257)	8,729	18,003	29,841

Loss from continuing operations	(126,011)	(333,478)	(62,310)	(49,289)	(93,995)
Income (loss) from discontinued operations, net of tax	76,277	95,653	54,990	30,056	(31,388)

Net loss	(49,734)	(237,825)	(7,320)	(19,233)	(125,383)
Net income attributable to noncontrolling interests	10,445	1,587	7,869	12,209	5,236

Net loss attributable to Live Nation Entertainment, Inc.	$(60,179)	$(239,412)	$(15,189)	$(31,442)	$(130,619)

Basic and diluted net income (loss) per common share attributable to common stockholders:
Loss from continuing operations attributable to Live Nation Entertainment, Inc.	$(1.65)	$(4.39)	$(1.02)	$(0.94)	$(1.49)
Income (loss) from discontinued operations attributable to Live Nation Entertainment, Inc.	0.92	1.25	0.80	$0.46	$(0.47)

Net loss attributable to Live Nation Entertainment, Inc.	$(0.73)	$(3.14)	$(0.22)	$(0.48)	$(1.96)

Cash dividends per share	$—	$—	$—	$—	$—

	As of December 31,
	2009	2008	2007	2006	2005
(in thousands)
Balance Sheet Data (1):
Total assets	$2,341,759	$2,476,723	$2,749,820	$2,225,002	$1,776,584
Long-term debt, net of discount (including current maturities)	$740,069	$824,120	$753,017	$639,146	$366,841
Redeemable preferred stock	$40,000	$40,000	$40,000	$40,000	$40,000
Live Nation Entertainment, Inc. stockholders’ equity	$652,317	$677,853	$942,097	$642,269	$636,700

(1)	Acquisitions and dispositions significantly impact the comparability of the historical consolidated financial data reflected in this schedule of Selected Financial Data.

(2)	For 2005, the combined financial statements include amounts that are comprised of businesses included in the consolidated financial statements and accounting records of Clear Channel, using the historical bases of assets and liabilities of the entertainment business. As a result of the Separation, we recognized the par value and additional paid-in capital in connection with the issuance of our common stock in exchange for the net assets contributed at that time.

The Selected Financial Data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with the audited consolidated financial statements and notes to the financial statements included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed under 1A.—Risk Factors and other sections in this Annual Report.

Executive Overview

In February 2009, we announced our planned merger with Ticketmaster which we believe will allow the combined company to capitalize on strategic advantages and other opportunities created by combining a global concert business, global ticketing operations and an artist management company, including lowering costs and developing new distribution platforms and new revenue streams (through sponsorships and increased sales and distribution opportunities), based on our belief that the Merger would produce a vertically integrated combined company that would be positioned to address the challenges of serving artists and fans better through improved ticketing options, dynamic promotion arrangements and greater transparency with respect to ticket pricing. This merger was completed in January 2010.

In 2009, prior to the completion of the Merger, our mission was to maximize the revenue generated by the live concert experience driven by serving three clients—artists, fans and sponsors. During the year, we continued to execute on our strategy to improve and build our core business. The highlights for each of our segments for 2009 were:

North American Music

•	We improved our profitability per event by our continued focus on our key profit drivers from our shows. In 2009, as compared to the prior year, these results included:

•	An 8% increase in ancillary revenue per fan at our owned and/or operated amphitheaters to $17.85 per fan; and

•

A 10% decrease in our average operating costs per fan and a 14% decrease in our average marketing costs per fan at all of our promoted events during 2009, each resulting primarily from our cost-saving initiatives.

•

In North American Music, we saw the impact in 2009 of our focus on reducing our less profitable events, thereby lowering our overall show count. This is reflected in the drop in the number of shows by 923, or 9%, to a total of 9,454 promoted events, with only a 2.4 million drop in total attendance since attendance per event increased by 2%.

•

We continue to focus on reducing the number of unsold seats at events through various marketing concepts. In 2009, this included a new program to buy tickets to our events through our ‘No Service Fee Wednesday’ promotion. Through this program, we helped our fans buy tickets at a lower total cost while selling seats that might have otherwise been unsold. In 2009, we sold 859,000 tickets to our shows through this program.

•	In February 2009, we opened our new House of Blues club in Boston, bringing our total number of House of Blues clubs to twelve.

International Music

•	We delivered a strong show line-up for 2009 in International Music as demonstrated by the 4% increase in events over 2008 to a total of 4,391 promoted events.

•

In 2009, attendance at our concerts internationally increased by 2.7 million, or 22%, to 14.8 million driven by an increase in the number of stadium and other outdoor concerts, including multiple sell-out concerts by U2, Madonna, Coldplay and Blur, among others.

•

International Music also had a very strong festival season with an overall increase in attendance driven by Rock Werchter in Belgium, T in the Park, Reading and Leeds in the United Kingdom and Lowlands and North Sea Jazz in the Netherlands.

•

We added to our international portfolio through the acquisition of an additional AMG venue in Glasgow, Scotland and through an exclusive promotion agreement with BIG Concerts International in South Africa.

Ticketing

•

Since the beginning of 2009, we have sold 12.6 million tickets globally, including 1.7 million tickets sold in the fourth quarter of 2009. This total for the year includes 2.3 million in tickets sold internationally for which our Ticketing segment does not earn any service charges. An additional 2.5 million tickets were also sold at our venue box offices directly, for which the service charges, if any, are reported by North American Music.

•

Livenation.com continued to gain momentum during the year with a new milestone achieved in July 2009 when we were ranked 5th by Nielsen NetView among the most-visited domestic music websites, with 5.0 million unique visitors in the month.

•

Traffic to our website increased by 55% in 2009 as compared to last year. This increased awareness of livenation.com as a key source for concert events and tickets was partially driven by our ‘No Service Fee Wednesday’ promotion during 2009 that also helped to sell more tickets to events in North America.

Other Information

•

As of December 31, 2009, we have 853 local, national and international corporate sponsors, including O2, Blackberry and Citi®. Sponsorship revenue increased to $181.0 million in 2009 as compared to $170.9 million in 2008.

•

Global tours for 2009 included U2, Madonna and Il Divo. Madonna’s Sticky and Sweet tour during 2008 and 2009 was the largest tour ever for a female touring artist in terms of revenue. U2’s 360 tour that began in 2009 was ranked the top grossing tour for 2009 by Pollstar.

•	We completed the divestiture of our U.K. theater operations in the fourth quarter of 2009.

Our Separation from Clear Channel

We were formed through acquisitions of various entertainment businesses and assets by our predecessors. In August 2005, we were incorporated in our current form as a Delaware corporation to own substantially all of the entertainment business of Clear Channel. In December 2005, the separation of the business previously conducted by Clear Channel’s live entertainment segment and sports representation business, and the distribution by Clear Channel of all of our common stock to its stockholders, was completed in a tax-free spin-off. Following our separation from Clear Channel, we became a separate publicly traded company on the New York Stock Exchange trading under the symbol “LYV”.

Segment Overview

Our reportable segments are North American Music, International Music and Ticketing. Prior to 2009, we reported an Artist Nation segment, which is now allocated between the North American Music and International Music segments. This change has been made to be consistent with the way we are now managing the business. Our business formerly reported as Artist Nation includes the promotion and/or production of global tours and also provides other services to artists. These artist relationships tend to be long-term and typically involve multiple revenue streams for an artist. We enter into these relationships in order to fill the distribution platform of our businesses with recurring events, both domestically and internationally. This is not a separate part of these businesses but rather is just one more facet of our North American Music and International Music segments. Therefore, we are now allocating these activities based on where the profits for services to these artists are being generated.

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

Ticketing

Our Ticketing segment manages our digital platform and Live Nation’s ticketing activities. This segment is involved in managing our internal ticketing operations and online distribution activities, including the ongoing enhancement of our primary website, www.livenation.com, and our information technology operations.

To judge the health of our Ticketing segment, we primarily review the number of tickets sold through our ticketing operations, the percentage of visitors to our website that buy tickets, the number of unique visitors to our websites and the overall number of customers in our database.

See further discussion of our segments in Item 1. Business—Our Business.

Consolidated Results of Operations

	Year Ended December 31,			% Change 2009 vs. 2008	% Change 2008 vs. 2007
	2009	2008	2007
(in thousands)
Revenue	$4,181,021	$4,085,306	$3,635,389	2%	12%
Operating expenses:
Direct operating expenses	3,357,245	3,299,444	2,943,311	2%	12%
Selling, general and administrative expenses	618,980	619,585	553,259	—	12%
Depreciation and amortization	158,118	140,039	107,428	13%	30%
Goodwill impairment	9,085	269,902	—	* *	* *
Loss (gain) on sale of operating assets	(2,983)	1,131	(20,735)	* *	* *
Corporate expenses	56,889	52,498	45,854	8%	14%
Acquisition transaction expenses	36,043	—	—	* *	* *

Operating income (loss)	(52,356)	(297,293)	6,272	82%	* *
Operating margin	(1.3)%	(7.3)%	0.2%

Interest expense	66,365	70,104	64,297
Interest income	(2,193)	(8,575)	(12,115)
Equity in (earnings) losses of nonconsolidated affiliates	(1,851)	(842)	7,737
Other expense (income)—net	1	(245)	(66)

Loss from continuing operations before income taxes	(114,678)	(357,735)	(53,581)
Income tax expense (benefit):
Current	19,584	(28,355)	680
Deferred	(8,251)	4,098	8,049

Loss from continuing operations	(126,011)	(333,478)	(62,310)
Income from discontinued operations, net of tax	76,277	95,653	54,990

Net loss	(49,734)	(237,825)	(7,320)
Net income attributable to noncontrolling interests	10,445	1,587	7,869

Net loss attributable to Live Nation Entertainment, Inc.	$(60,179)	$(239,412)	$(15,189)

Note:	Non-cash compensation expense of $7.2 million, $8.3 million and $10.8 million is included in corporate expenses, $9.5 million, $27.0 million and $17.4 million is included in selling, general and administrative expenses and a nominal amount, ($0.7) million and $1.0 million is included in discontinued operations for the years ended December 31, 2009, 2008 and 2007, respectively. The non-cash compensation expense for 2009, 2008 and 2007 includes expenses related to stock option and restricted stock grants as well as incentive bonuses being paid in stock in lieu of cash.

**	Percentages are not meaningful.

Key Operating Metrics

	Year Ended December 31,
	2009	2008	2007
Estimated Events
North American Music promotions:
Owned and/or operated amphitheaters	787	912	856
All other	8,667	9,465	9,511

Total estimated North American Music promotions	9,454	10,377	10,367
North American Music third-party rentals at our owned and/or operated venues	4,757	4,641	1,419
International Music promotions	4,391	4,240	2,939
International Music third-party rentals at our owned and/or operated venues	3,097	2,909	2,022

Total estimated events	21,699	22,167	16,747

Estimated Attendance (rounded)
North American Music promotions:
Owned and/or operated amphitheaters	9,091,000	9,915,000	8,421,000
All other	21,480,000	23,044,000	21,207,000

Total estimated North American Music promotions	30,571,000	32,959,000	29,628,000
North American Music third-party rentals at our owned and/or operated venues	2,305,000	3,308,000	2,404,000
International Music promotions	14,764,000	12,056,000	10,702,000
International Music third-party rentals at our owned and/or operated venues	4,508,000	3,791,000	3,703,000

Total estimated attendance	52,148,000	52,114,000	46,437,000

Note:	Events generally represent a single performance by an artist for both promotions and third-party rentals. Attendance generally represents the number of fans who were present at an event. Festivals are counted as one event in the quarter in which the festival begins but attendance is split over the days of the festival and can be split between quarters. Events and attendance metrics are estimated each quarter. Adjustments to previously reported quarters, if any, are only included in the year-to-date events and attendance metrics.

Promotions listed above include events in our owned and/or operated venues as well as events we promote in third-party venues. Excluded from the table above are events and attendance that occurred in the North American theatrical business that was sold in January 2008, our motor sports business that was sold in September 2008 and our United Kingdom theatrical business that was sold in October 2009.

The 2009 and 2008 data for North American Music third-party rentals at our owned and/or operated venues is not comparable to 2007 because the 2009 data includes 3,602 events and 432,000 attendees and 2008 data includes 3,076 events and 401,000 attendees related to our HOB music venues. The comparable data for our HOB music venues is not available for 2007.

Revenue

Our revenue increased $95.7 million, or 2%, during the year ended December 31, 2009 as compared to the same period of the prior year. Excluding the decreases of approximately $179.8 million related to the impact of changes in foreign exchange rates, revenue increased $275.5 million, or 7%. Overall increases in revenue were primarily due to increases in revenue from our International Music and Ticketing segments of $156.0 million and $51.2 million, respectively, partially offset by a decrease in revenue in our North American Music segment of $109.8 million. The total increase in revenue includes the impact of our acquisitions during the year.

Our revenue increased $449.9 million, or 12%, during the year ended December 31, 2008 as compared to the same period of the prior year. Excluding the increases of approximately $14.4 million related to the impact of changes in foreign exchange rates, revenue increased $435.5 million, or 12%. Overall increases in revenue were primarily due to increases in revenue from our North American Music, International Music and Ticketing segments of $382.8 million, $70.4 million and $11.0 million, respectively, partially offset by a decrease in revenue in our other operations of $14.3 million. The total increase in revenue includes the impact of our acquisitions during the year.

More detailed explanations of the changes for the years ended 2009 and 2008 are included in the applicable segment discussions contained herein.

Direct operating expenses

Our direct operating expenses increased $57.8 million, or 2%, during the year ended December 31, 2009 as compared to the same period of the prior year. Excluding the decreases of approximately $150.1 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $207.9 million, or 6%. Overall increases in direct operating expenses were primarily due to increases in direct operating expenses in our International Music and Ticketing segments of $122.1 million and $14.7 million, respectively, partially offset by a decrease in our North American Music segment of $76.4 million.

Our direct operating expenses increased $356.1 million, or 12%, during the year ended December 31, 2008 as compared to the same period of the prior year. Excluding the increases of approximately $16.6 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $339.5 million, or 12%. Overall increases in direct operating expenses were primarily due to increases in direct operating expenses in our North American Music and International Music segments of $309.5 million and $49.4 million, respectively.

Direct operating expenses include artist fees, show related marketing and advertising expenses along with other costs.

More detailed explanations of the changes for the years ended 2009 and 2008 are included in the applicable segment discussions contained herein.

Selling, general and administrative expenses

Our selling, general and administrative expenses decreased $0.6 million during the year ended December 31, 2009 as compared to the same period of the prior year. Excluding the decreases of approximately $19.7 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $19.1 million, or 3%. Overall decreases in selling, general and administrative expenses were primarily due to a decrease in our North American Music segment of $22.8 million partially offset by increases in selling, general and administrative expenses in our International Music and Ticketing segments of $12.9 million and $9.5 million, respectively.

Our selling, general and administrative expenses increased $66.3 million, or 12%, during the year ended December 31, 2008 as compared to the same period of the prior year. Excluding the decreases of approximately $1.9 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $68.2 million, or 12%. Overall increases in selling, general and administrative expenses were primarily due to increases in selling, general and administrative expenses in our North American Music, International Music and Ticketing segments of $37.0 million, $20.6 million and $18.0 million, respectively.

More detailed explanations of the changes for the years ended 2009 and 2008 are included in the applicable segment discussions contained herein.

Depreciation and amortization

Our depreciation and amortization increased $18.1 million, or 13%, during the year ended December 31, 2009 as compared to the same period of the prior year. Excluding the decreases of approximately $3.8 million related to the impact of changes in foreign exchange rates, depreciation and amortization expense increased $21.9 million, or 16%. Overall depreciation and amortization expense increased primarily due to increases in depreciation and amortization in our North American Music, International Music and Ticketing segments of $9.0 million, $3.9 million and $7.1 million, respectively. During 2009, we recorded an impairment charge of $10.5 million related to several venues.

Our depreciation and amortization increased $32.6 million, or 30%, during the year ended December 31, 2008 as compared to the same period of the prior year primarily due to increases in depreciation and amortization in our North American Music and International Music segments of $21.8 million and $10.6 million, respectively. During 2008, we recorded an impairment charge of $12.1 million related to several venues and a naming right intangible.

More detailed explanations of the changes for the years ended 2009 and 2008 are included in the applicable segment discussions contained herein.

Goodwill impairment

We test goodwill for impairment annually as of October 1 using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, employed for any reporting unit that fails the first step, is used to measure the amount of any potential impairment and compares the implied fair value of the reporting unit with the carrying amount of goodwill. We also test goodwill for impairment in other periods if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The process of evaluating goodwill for impairment involves the determination of the fair value of our reporting units. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including our interpretation of current economic indicators and market valuations, and assumptions about our strategic plans with regard to our operations. Due to the uncertainties associated with such estimates, actual results could differ from such estimates.

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

During the fourth quarter of 2008, while we were performing our annual impairment test as of October 1, we experienced a significant decline in our market capitalization. Since a favorable result from an October 1 test would not have prevented a second impairment test at December 31, 2008, a single impairment test was completed as of December 31, 2008. Based upon the results of this impairment test that was performed, we recorded an impairment charge of $269.9 million related to reporting units within our North American Music operating segment which represented all of the remaining goodwill previously recorded for these reporting units.

During the fourth quarter of 2009, we recorded deferred tax liabilities of $9.1 million with an offset to goodwill primarily in connection with our 2006 acquisition of HOB. Since the goodwill for the reporting units within our North American Music operating segment was fully impaired during 2008, we immediately recorded an impairment charge of $9.1 million.

Loss (gain) on sale of operating assets

We recorded a net gain on sale of operating assets of $3.0 million during the year ended December 31, 2009 as compared to a net loss of $1.1 million for the same period of the prior year. Gains recorded in 2009 included a $1.6 million gain on the sale of our remaining 20.0% interest in our equity investment in MLK and a $0.6 million gain on the sale of a music theater in West Virginia.

We recorded a net loss on sale of operating assets of $1.1 million during the year ended December 31, 2008 as compared to a net gain of $20.7 million for the same period of the prior year. Gains recorded in 2007 included $19.0 million on the sale of two music theaters and seven clubs in London and an amphitheater in Nashville, $6.0 million on the sale of an office building in San Francisco, and $3.6 million on the sale of an arena/race track in Leicestershire, England. Partially offsetting these gains in 2007 was an $8.1 million loss on the sale of our remaining 50.1% interest in the production of Phantom–Vegas.

Corporate expenses

Corporate expenses increased $4.4 million, or 8%, during the year ended December 31, 2009 as compared to the same period of the prior year primarily due to additional compensation driven by improved performance.

Corporate expenses increased $6.6 million, or 14%, during the year ended December 31, 2008 as compared to the same period of the prior year primarily due to increased headcount and related costs and consulting expenses.

Acquisition transaction expenses

Acquisition transaction expenses increased $36.0 million during 2009 as compared to the same period of the prior year primarily due to costs associated with our merger that closed in January 2010. In accordance with the new accounting provisions for business combinations that we adopted in January 2009, these costs were expensed as incurred beginning in 2009.

Interest expense

Interest expense decreased $3.7 million for the year ended December 31, 2009 as compared to the same period of the prior year primarily due to lower debt balances and decreases in average interest rates.

Interest expense increased $5.8 million for the year ended December 31, 2008 as compared to the same period of the prior year primarily due to a full year of amortization of the debt discount on our convertible notes which were issued in the third quarter of 2007 and increases in the debt balance which were partially offset by decreases in average interest rates.

Our debt balances and weighted average cost of debt, including redeemable preferred stock and excluding the debt discount on the convertible notes, were $832.9 million and 5.29%, respectively, at December 31, 2009, and $925.7 million and 6.16%, respectively, at December 31, 2008.

Interest income

Interest income decreased $6.4 million and $3.5 million during the years ended December 31, 2009 and 2008, respectively, as compared to the same periods in the prior year primarily due to lower excess cash invested in money market funds and other short-term investments.

Equity in (earnings) losses of nonconsolidated affiliates

Equity in earnings of nonconsolidated affiliates did not change significantly for the year ended December 31, 2009 as compared to the year ended December 31, 2008. Equity in earnings of nonconsolidated affiliates was $0.8 million for the year ended December 31, 2008 as compared to equity in losses of nonconsolidated affiliates of $7.7 million for the same period of the prior year. In 2007, we recorded higher losses from our investment in a joint venture with Cirque Du Soleil and also recorded a write-down on an investment with no similar significant write-down in 2008.

Income taxes

Our 2009 effective tax rate of (10)% represented net tax expense of $11.3 million compared to our 2008 effective tax rate of 7% which represented a net tax benefit of $24.3 million for the years ended December 31, 2009 and 2008, respectively. In 2009, income tax expense includes $18.9 million related to statutory expense for entities outside of the U.S. and $5.0 million related to state tax expense. This was offset by releases of accruals for uncertain tax positions of $6.9 million, return to provision benefits of $2.9 million, a reduction of the valuation allowance for certain state deferred tax assets of $2.3 million and other benefits of approximately $0.5 million. The net increase in 2009 tax expense as compared to the 2008 tax benefit is principally driven by the tax benefit for a portion of U.S. operations in 2008 attributable to the gain on sale of certain discontinued operations.

Our effective tax rate was 7% for 2008 as compared to an effective tax rate of (16)% for 2007. The tax benefit reflected in the 2008 effective tax rate increased relative to 2007 due principally to tax benefits recognized from losses in our U.S. operations which were utilized to offset tax gains on the sale of our motor sports business in 2008 included in discontinued operations.

Discontinued operations

In January 2008, we completed the sale of substantially all of our North American theatrical business, which included the assets of the North American theatrical presenting business and certain theatrical venues, to Key Brand Entertainment Inc. and its lenders for a gross sales price of $90.4 million pursuant to a stock purchase agreement. After fees, expenses, an adjustment to replace the show cash of the North American theatrical business that was previously removed from the operations and utilized by us and other adjustments, we received in 2008 approximately $18.5 million of proceeds, net of cash sold and transaction costs, and an additional $12.6 million in 2009. The sale of the North American theatrical business resulted in a total pre-tax gain of $17.8 million.

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

In October 2009, the Company sold its remaining theatrical venues and operations in the United Kingdom for a gross sales price of approximately $148.7 million to The Ambassador Theatre Group Limited. After fees, expenses, an adjustment to replace the show cash of the theatrical business that was previously removed from the operations and utilized by us and a working capital adjustment, we received approximately $111.3 million of net proceeds. The sale of the U.K. theatrical business resulted in a total tax-free gain of $56.6 million.

Our discontinued operations reported income before loss (gain) on disposal of $21.7 million for the year ended December 31, 2009, loss before loss (gain) on disposal of $4.1 million for the year ended December 31, 2008 and income before loss (gain) on disposal of $55.8 million for the year ended December 31, 2007. We recorded gain on disposal of $54.6 million and $99.8 million for the years ended December 31, 2009 and 2008, respectively, and a loss on disposal of $0.8 million for the year ended December 31, 2007. The gain on disposal for 2008 is net of tax of $64.6 million.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests increased $8.9 million during the year ended December 31, 2009 as compared to the same period of the prior year primarily due to better operating results for DF Concerts, AMG, Angel Festivals Limited and the O2 Dublin.

Net income attributable to noncontrolling interests decreased $6.3 million during the year ended December 31, 2008 as compared to the same period of the prior year primarily due to lower operating results for AMG and Angel Festivals Limited.

North American Music Results of Operations

Our North American Music segment operating results were as follows:

				% Change	% Change
	Year Ended December 31,			2009 vs. 2008	2008 vs. 2007
	2009	2008	2007
(in thousands)
Revenue	$2,568,494	$2,678,309	$2,295,535	(4)%	17%
Direct operating expenses	2,084,769	2,161,119	1,851,588	(4)%	17%
Selling, general and administrative expenses	385,306	408,067	371,109	(6)%	10%
Depreciation and amortization	108,613	99,573	77,756	9%	28%
Goodwill impairment	9,085	269,902	—	* *	* *
Loss (gain) on sale of operating assets	(895)	19	(6,725)	* *	* *

Operating income (loss)	$(18,384)	$(260,371)	$1,807	* *	* *

Operating margin	(0.7)%	(9.7)%	0.1%

**	Percentages are not meaningful.

Year Ended 2009 Compared to Year Ended 2008

North American Music revenue decreased $109.8 million, or 4%, during the year ended December 31, 2009 as compared to the same period of the prior year. Excluding the decrease of $21.4 million related to the impact of changes in foreign exchange rates, revenue decreased $88.4 million, or 3%, primarily due to an overall decrease in the number of events and attendance for amphitheaters, theaters and clubs along with a reduction in special events at our House of Blues clubs. Partially offsetting these decreases was incremental revenue of $51.5 million related to the effect of our acquisitions of De-

Lux in October 2008 and certain assets of Fantasma Production Inc. of Florida in May 2008, incremental revenue related to the opening of our House of Blues clubs in Houston and Boston and increased attendance and average ticket prices at third-party venues for artists such as U2, Jonas Brothers and Fleetwood Mac.

North American Music direct operating expenses decreased $76.4 million, or 4%, during the year ended December 31, 2009 as compared to the same period of the prior year. Excluding the decrease of $19.4 million related to the impact of changes in foreign exchange rates, direct operating expenses decreased $57.0 million, or 3%, primarily due to lower overall expenses associated with the decreased number of events for amphitheaters, theaters and clubs and House of Blues clubs special events. Partially offsetting these decreases was incremental direct operating expenses of $48.9 million related to the acquisitions noted above, along with incremental expenses related to the opening of our two House of Blues clubs and also higher costs for third-party venues due to the increased attendance.

North American Music selling, general and administrative expenses decreased $22.8 million, or 6%, during the year ended December 31, 2009 as compared to the same period of the prior year. Excluding the decrease of $1.3 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses decreased $21.5 million, or 5%, primarily due to cost-saving initiatives, partially offset by incremental selling, general and administrative expenses of $2.7 million related to the acquisitions noted above.

North American Music depreciation and amortization expense increased $9.0 million, or 9%, during the year ended December 31, 2009 as compared to the same period of the prior year primarily due to impairments of $8.9 million recorded during 2009 related to two theaters and two clubs.

Excluding the impact of goodwill impairments of $9.1 million in 2009 and $269.9 million in 2008, the reduction in operating income by $18.8 million to an operating loss in 2009 was primarily due to reduced show results driven by a lower number of events, partially offset by cost-saving initiatives.

Year Ended 2008 Compared to Year Ended 2007

North American Music revenue increased $382.8 million, or 17%, during the year ended December 31, 2008 as compared to the same period of the prior year primarily due to an increase in the number of events, ancillary revenue per attendee, attendance and average ticket prices for artists such as Dave Matthews Band, Journey and Jimmy Buffett, and strong results from arena tours for artists such as Coldplay, Van Halen, and the Trans-Siberian Orchestra. The increase is also due to approximately $241.2 million of incremental revenue primarily related to our acquisitions of the remaining 50% interest in HOB Canada during the second quarter of 2007 and Signatures and Anthill in the fourth quarter of 2007. These increases were partially offset by a decline in the volume of global tours. Tours during 2008 included Madonna, The Police and Neil Young.

North American Music direct operating expenses increased $309.5 million, or 17%, during the year ended December 31, 2008 as compared to the same period of the prior year due to higher operating expenses associated with an increased number of events and attendance at amphitheaters and third-party venues and strong arena tours discussed above. The increase is also due to direct operating expenses of approximately $211.7 million primarily related to our acquisitions of HOB Canada, Signatures and Anthill. These increases were partially offset by a decrease in touring-related direct operating expenses due to the lower volume of events noted above.

North American Music selling, general and administrative expenses increased $37.0 million, or 10%, during the year ended December 31, 2008 as compared to the same period of the prior year due to higher salary costs, consulting expenses and rent expense, primarily from the infrastructure for artist rights acquisitions and new buildings, partially offset by lower legal expenses related to ongoing cases. The increase is also due to incremental selling, general and administrative expenses of $20.2 million related to our HOB Canada, Signatures and Anthill acquisitions.

North American Music depreciation and amortization expense increased $21.8 million, or 28%, during the year ended December 31, 2008 as compared to the same period of the prior year due to an impairment of $12.1 million recorded during 2008 related to a club and two amphitheaters as well as a naming right intangible and amortization of the intangible assets resulting from the acquisition of Signatures and intangible assets associated with certain artist rights agreements.

North American Music gain on sale of operating assets decreased $6.7 million during the year ended December 31, 2008 as compared to the same period of the prior year due to the sales of an office building in San Francisco and an amphitheater in Nashville in 2007.

Excluding the impact of the goodwill impairment of $269.9 million, operating income for North American Music increased $7.7 million primarily as a result of executing shows more efficiently through cost controls on talent buying and other variable expenses and increased activity at our owned and/or operated amphitheaters, overall increased ancillary revenue per attendee, higher ticket sales through our internal ticketing operations, higher average ticket prices and improved results for arena tours. These increases were partially offset by the decreased volume of global tours, higher selling, general and administrative expenses, increased depreciation and amortization due to impairments in 2008 and amortization of intangible assets for artist rights agreements and gains recorded in 2007 on asset sales with no similar activity in 2008.

International Music Results of Operations

Our International Music segment operating results were as follows:

				% Change	% Change
	Year Ended December 31,			2009 vs. 2008	2008 vs. 2007
	2009	2008	2007
(in thousands)
Revenue	$1,534,096	$1,378,104	$1,307,714	11%	5%
Direct operating expenses	1,249,339	1,127,235	1,077,805	11%	5%
Selling, general and administrative expenses	185,499	172,604	151,962	7%	14%
Depreciation and amortization	34,327	30,418	19,855	13%	53%
Loss (gain) on sale of operating assets	(2,065)	203	(18,807)	* *	* *
Acquisition transaction expenses	1,117	—	—	* *	* *

Operating income	$65,879	$47,644	$76,899	38%	(38)%

Operating margin	4.3%	3.5%	5.9%

**	Percentages are not meaningful.

Year Ended 2009 Compared to Year Ended 2008

International Music revenue increased $156.0 million, or 11%, during the year ended December 31, 2009 as compared to the same period of the prior year. Excluding the decrease related to the impact of changes in foreign exchange rates of $156.6 million, revenue increased $312.6 million, or 23%. This increase is due to stronger festivals in the United Kingdom and Belgium, strong stadium shows for global touring artists U2 and Madonna, increased revenue from sponsorships along with incremental revenue of $14.6 million related to the effect of our acquisitions including DF Concerts in April 2008, Brand New Live in February 2009 and Tecjet in March 2009. We also experienced higher promotion revenue in Spain, the Netherlands and Denmark driven by strong stadium events for artists such as AC/DC, Coldplay and Depeche Mode. In addition, rental income increased due to the reopening of the O2 Dublin in December 2008. These increases were partially offset by a decline in revenue of $33.8 million related to the effect of the divestiture of F&P Italia in September 2008.

International Music direct operating expenses increased $122.1 million, or 11%, during the year ended December 31, 2009 as compared to the same period of the prior year. Excluding the decrease related to the impact of changes in foreign exchange rates of $129.1 million, direct operating expenses increased $251.2 million, or 22%, primarily related to incremental direct operating expenses of $10.0 million related to the effect of our acquisitions noted above, additional expenses due to the reopening of the O2 Dublin, as well as an increase in expenses related to stronger festival performance and higher promotion revenue. These increases were partially offset by declines in direct operating expenses of $30.5 million related to the impact of the disposition noted above.

International Music selling, general and administrative expenses increased $12.9 million, or 7%, during the year ended December 31, 2009 as compared to the same period of the prior year. Excluding the decrease related to the impact of changes in foreign exchange rates of $18.0 million, the increase in selling, general and administrative expenses was $30.9 million, or 18%, primarily due to an increase of $4.0 million related to the acquisitions noted above and due to higher compensation costs driven in part by improved performance. These increases were partially offset by a decrease of $1.5 million related to the disposition noted above.

International Music depreciation and amortization expense increased $3.9 million, or 13%, during the year ended December 31, 2009 as compared to the same period of the prior year. Excluding the decrease of $3.4 million related to the impact of changes in foreign exchange rates, depreciation and amortization expense increased $7.3 million, or 24%, primarily due to increased amortization for intangible assets related to the DF Concerts acquisitions along with an impairment of $0.7 million related to a theater development project that has been delayed pending resolution of a noise ordinance issue.

The increase in operating income for International Music was primarily a result of stronger stadium shows and festivals, particularly in the United Kingdom and Belgium, and the reopening of the O2 Dublin, partially offset by the net decrease of $6.0 million due to the impact of the changes in foreign exchange rates.

Year Ended 2008 Compared to Year Ended 2007

International Music revenue increased $70.4 million, or 5%, during the year ended December 31, 2008 as compared to the same period of the prior year. Excluding the increase related to the impact of changes in foreign exchange rates of $22.4 million, revenue increased $48.0 million, or 4%. This increase is primarily due to incremental revenue of $106.9 million related to the effect of acquisitions including AMG in July 2007, Heineken Music Hall operations in January 2008 and DF Concerts in April 2008. We also experienced higher promotion revenue in Sweden and Norway driven by strong stadium events for artists such as KISS, Bruce Springsteen and Iron Maiden. In addition, we had an overall increase in revenue related to our festival operations in the United Kingdom and Belgium, primarily driven by increased attendance. These increases were partially offset by declines in revenue of $55.0 million related to the effect of the divestiture of F&P Italia in September 2008 and the disposal of two music theaters and seven clubs in London in August 2007. Further offsetting these increases were declines in revenue related to the closure of The Point in Ireland (reopened as the O2 Dublin) during renovation from August 2007 until December 2008 and a decline in the volume of global tours. Tours during 2008 included Madonna and The Police.

International Music direct operating expenses increased $49.4 million, or 5%, during the year ended December 31, 2008 as compared to the same period of the prior year. Excluding the increase related to the impact of changes in foreign exchange rates of $23.4 million, direct operating expenses increased $26.0 million, or 2%, primarily related to incremental direct operating expenses of $75.5 million related to the effect of our acquisitions, as well as an increase in expenses related to stronger festival performance and higher promotion revenue noted above. These increases were partially offset by declines in direct operating expenses of $45.2 million related to the impact of dispositions noted above along with declines in direct operating expenses related to The Point closure and lower volume of global tours.

International Music selling, general and administrative expenses increased $20.6 million, or 14%, during the year ended December 31, 2008 as compared to the same period of the prior year. Excluding the decrease related to the impact of changes in foreign exchange rates of $1.5 million, the increase in selling, general and administrative expenses was $22.1 million, or 15%, primarily due to an increase of $17.8 million related to the acquisitions noted above as well as higher compensation costs. These increases were partially offset by a decrease of $6.9 million related to the dispositions and closure of The Point noted above.

International Music depreciation and amortization expense increased $10.6 million, or 53%, during the year ended December 31, 2008 as compared to the same period of the prior year primarily due to increased amortization for intangible assets related to the AMG and DF Concerts acquisitions and certain artist rights agreements.

International Music loss on sale of operating assets was $0.2 million for the year ended December 31, 2008 as compared to a gain on sale of operating assets of $18.8 million for the same period of the prior year primarily due to the sale of two music theaters and seven clubs in London in 2007.

The decrease in operating income for International Music was primarily a result of increased amortization of intangibles related to acquisitions and certain artist rights agreements, lost income from the 2007 dispositions noted above, the decline in the volume of global tours, as well as the gains recorded in 2007 on the venue disposals, partially offset by increased operating income from acquisitions.

Ticketing Results of Operations

Our Ticketing segment operating results were as follows:

	Year Ended December 31,				% Change		% Change
	2009	2008		2007	2009 vs. 2008		2008 vs. 2007
(in thousands)
Revenue	$73,572	$22,393		$11,358	*	*	97%
Direct operating expenses	24,056	9,370		3,128	*	*	*	*
Selling, general and administrative expenses	42,863	33,332		15,379	29%		*	*
Depreciation and amortization	12,621	5,569		3,311	*	*	68%
Loss on sale of operating assets	5	—		—	*	*	*	*

Operating loss	$(5,973)	$(25,878)		$(10,460)	(77)%		*	*

Operating margin	(8.1)%	*	*	(92.1)%

**	Percentages are not meaningful.

Year Ended 2009 Compared to Year Ended 2008

Ticketing revenue increased $51.2 million during the year ended December 31, 2009 as compared to the same period of the prior year primarily due to increased service charge revenue from our ticketing services and related sponsorship revenue. Revenue related to ticketing service charges for our owned and/or operated venues is recognized as the event occurs.

Ticketing direct operating expenses increased $14.7 million during the year ended December 31, 2009 as compared to the same period of the prior year due to costs associated with our expanded ticketing operations.

Ticketing selling, general and administrative expenses increased $9.5 million, or 29%, during the year ended December 31, 2009 as compared to the same period of the prior year primarily due to increased salary costs and maintenance expense related to the operations of our ticketing services and website management. We began the build-out of our ticketing infrastructure at the beginning of 2008, therefore, the costs during 2008 did not reflect a fully-loaded cost base necessary for running our ticketing operations.

Ticketing depreciation and amortization expense increased $7.1 million during the year ended December 31, 2009 as compared to the same period of the prior year primarily due to depreciation expense related to software and infrastructure for our ticketing and website platforms. Depreciation on our ticketing system did not begin until the system launched in December 2008.

The decreased operating loss for Ticketing was primarily a result of increased revenue, net of expenses, from ticket service charges for events that occurred in 2009 sold by our ticketing operations and also related sponsorships. Partially offsetting these increases were higher selling, general and administrative and depreciation expenses related to our ticketing platform as we had just begun building our ticketing infrastructure in early 2008.

Year Ended 2008 Compared to Year Ended 2007

Ticketing revenue increased $11.0 million during the year ended December 31, 2008 as compared to the same period of the prior year primarily due to increased ticketing revenue from our internal ticketing operations as all existing internal ticketing operations were centralized under this group.

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

Other Results of Operations

Our other operating results were as follows:

	Year Ended December 31,			% Change 2009 vs. 2008	% Change 2008 vs. 2007
	2009	2008	2007
(in thousands)
Revenue	$4,859	$6,500	$20,782	(25)%	(69)%
Direct operating expenses	(168)	987	10,790	* *	(91)%
Selling, general and administrative expenses	5,312	5,582	14,809	(5)%	(62)%
Depreciation and amortization	276	533	952	(48)%	(44)%
Loss (gain) on sale of operating assets	(28)	85	4,966	* *	(98)%
Acquisition transaction expenses	50	—	—	* *	* *

Operating loss	$(583)	$(687)	$(10,735)	(15)%	(94)%

Operating margin	(12.0)%	(10.6)%	(51.7)%

**	Percentages not meaningful

Year Ended 2009 Compared to Year Ended 2008

We sold our remaining theatrical venues and operations in the United Kingdom in October 2009 which is now reported as discontinued operations. The remaining business activity in other operations was relatively flat as compared to the prior year.

Year Ended 2008 Compared to Year Ended 2007

Other revenue decreased $14.3 million, or 69%, during the year ended December 31, 2008 as compared to the same period of the prior year primarily due to the sale of our interest in the production of Phantom–Vegas in March 2007.

Other direct operating expenses decreased $9.8 million, or 91%, during the year ended December 31, 2008 as compared to the same period of the prior year primarily due to the sale of our interest in the production of Phantom–Vegas.

Other selling, general and administrative expenses decreased $9.2 million, or 62%, during the year ended December 31, 2008 as compared to the same period of the prior year primarily due to higher overhead costs in 2007 related to businesses that we have sold or are no longer operating.

Loss on sale of operating assets decreased $4.9 million during the year ended December 31, 2008 as compared to the same period of the prior year due to the 2007 loss on the sale of our interest in the production of Phantom–Vegas.

The decrease in operating loss in our other operations was primarily due to the sale of Phantom–Vegas.

Reconciliation of Segment Operating Income (Loss)

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
North American Music	$(18,384)	$(260,371)	$1,807
International Music	65,879	47,644	76,899
Ticketing	(5,973)	(25,878)	(10,460)
Other	(583)	(687)	(10,735)
Corporate	(93,295)	(58,001)	(51,239)

Consolidated operating income (loss)	$(52,356)	$(297,293)	$6,272

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

Our balance sheet reflects cash and cash equivalents of $237.0 million and current and long-term debt of $740.1 million at December 31, 2009, and cash and cash equivalents of $199.7 million and current and long-term debt of $824.1 million at December 31, 2008. These debt balances do not include our outstanding redeemable preferred stock.

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

We generally receive cash related to ticket revenue at our owned and/or operated venues in advance of the event, which is recorded in deferred revenue until the event occurs. With the exception of some upfront costs and artist deposits, which are recorded in prepaid expenses until the event occurs, we pay the majority of event-related expenses at or after the event. We view our available cash as cash and cash equivalents, less event-related deferred revenue, less accrued expenses due to artists and for cash collected on behalf of others for ticket sales, plus event-related prepaids. This is essentially our cash available to, among other things, repay debt balances, make acquisitions, repurchase stock and finance revenue-generating capital expenditures.

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

Sources of Cash

Senior Secured Credit Facility

We have a senior secured credit facility consisting of term loans originally totaling $550 million and a $285 million revolving credit facility. The revolving credit facility provides for borrowings up to the amount of the facility with sub-limits of up to $235 million to be available for the issuance of letters of credit and up to $100 million to be available for borrowings in foreign currencies. The term loans of $325 million and $225 million mature in June 2013 and December 2013, respectively, and the revolving credit portion of the credit facility matures in June 2012. For the term loan maturing in June 2013, minimum principal repayments of approximately $2.0 million per year, paid quarterly, are required through March 2013, with the balance due at maturity. For the term loan maturing in December 2013, minimum principal repayments of approximately $1.4 million per year, paid quarterly, are required through September 2013, with the balance due at maturity. We are required to prepay the outstanding term loans, subject to certain exceptions and conditions, from certain asset sale net proceeds and casualty and condemnation proceeds that we do not reinvest within a 365-day period or from certain additional debt issuance proceeds. On asset sales, a minimum of 50% of the net proceeds is required to be prepaid at the time the sale proceeds are received.

During the year ended December 31, 2009, we made principal payments totaling $74.6 million on the term loans which includes $70.6 million of term loan pre-payments made up of $57.4 million from the proceeds received from the sale of our U.K. theatrical business, $11.0 million from the sale of our Boston venues along with payments related to other asset sale proceeds received in 2009. Our revolving credit facilities decreased by $20.7 million from net payments during 2009. The payments on the revolving credit facility were primarily to repay short-term borrowings used to fund working capital requirements during the year. At December 31, 2009, the outstanding balances on the term loans and revolving credit facility were $343.5 million and $101.3 million, respectively. Taking into account letters of credit of $42.3 million, $141.4 million was available for future borrowings.

Borrowings under the term loan portion of the credit facility bear interest at per annum floating rates equal, at our option, to either (a) the base rate (which is the greater of the prime rate offered by JPMorgan Chase Bank, N.A. or the federal funds rate plus 0.5%) plus 2.25% or (b) Adjusted LIBOR plus 3.25%. Borrowings under the revolving portion of the credit facility bear interest at per annum floating rates equal, at our option, to either (a) the base rate (which is the prime rate offered by JPMorgan Chase Bank, N.A.) plus an applicable margin or (b) Adjusted LIBOR plus an applicable margin. Sterling and Euro-denominated borrowings under the revolving portion of the credit facility currently bear interest at per annum floating rates equal to either Adjusted LIBOR or Adjusted EURIBOR, respectively, plus an applicable margin. The revolving credit facility margins are subject to change based upon the amount of leverage for the previous calendar quarter. In the event our leverage ratio improves, the margins on revolving credit borrowings decline gradually to 1.25% at a total leverage ratio of less than, or equal to, 1.25 times.

The interest rate we pay on borrowings on our senior term loans is 3.25% above LIBOR. The interest rate we pay on our $285 million multi-currency revolving credit facility depends on our total leverage ratio. Based on our current total leverage ratio, our interest rate on revolving credit borrowings is 2.25% above LIBOR. In addition to paying interest on outstanding principal under the credit facility, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. As of December 31, 2009, the commitment fee rate was 0.375%. We also are required to pay customary letter of credit fees, as necessary.

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

Redeemable Preferred Stock

As part of the separation, one of our subsidiaries sold 200,000 shares of Series A (voting) mandatorily Redeemable Preferred Stock to third-party investors and issued 200,000 shares of Series B (non-voting) mandatorily Redeemable Preferred Stock to Clear Channel which then sold this Series B Redeemable Preferred Stock to third-party investors. We did not receive any of the proceeds from the sale of the Series B Redeemable Preferred Stock sold by Clear Channel. As of December 31, 2009, we had 200,000 shares of Series A Redeemable Preferred Stock and 200,000 shares of Series B Redeemable Preferred Stock outstanding (collectively, the Preferred Stock) with an aggregate liquidation preference of $40 million. The Preferred Stock accrues dividends at 13% per annum and is mandatorily redeemable on December 21, 2011, although we are obligated to make an offer to repurchase the Preferred Stock at 101% of the liquidation preference in the event of a change of control.

The Amended Preferred Stock Certificate contains a number of covenants that, among other things, restrict our ability to incur additional debt, issue certain equity securities, create liens, merge or consolidate, modify the nature of our business, make certain investments and acquisitions, transfer and sell material assets, enter into sale-leaseback transactions, enter into swap agreements, pay dividends and make distributions, and enter into agreements with affiliates. If we default under any of these covenants, we will have to pay additional dividends. Due to its legal structure, the Merger is not considered a restricted transaction or change of control under these covenants.

Guarantees of Third-Party Obligations

As of December 31, 2009 and 2008, we guaranteed the debt of third parties of approximately $4.3 million and $3.5 million for each of the respective periods, primarily related to maximum credit limits on employee and tour-related credit cards and guarantees of bank lines of credit of a nonconsolidated affiliate and a third-party promoter.

During 2006, in connection with our acquisition of Historic Theatre Group, we guaranteed obligations related to a lease agreement. In the event of default, we could be liable for obligations which have future lease payments (undiscounted) totaling approximately $27.8 million through the end of 2035. The venues under the lease agreement were included in the sale of our North American theatrical business. We entered into an Assumption Agreement with the buyer in connection with the sale, under which the buyer is assuming our obligations under the guaranty, however we remain contingently liable to the lessor.

Disposal of Assets

During the year ended December 31, 2009, we received $174.3 million of proceeds primarily related to the sales of our U.K. theatrical business and our venues in Boston. During the year ended December 31, 2008, we received $198.7 million of proceeds primarily related to the sales of our North American theatrical business and our motor sports business. During the year ended December 31, 2007, we received $132.1 million of proceeds primarily related to the sales of the Oriental Theater in Chicago and our interest in BIC, the Apollo Hammersmith and Forum mid-sized music venues in London and Donington Park, an arena/race track in Leicestershire, England. These proceeds are presented net of any cash included in the businesses sold.

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

At December 31, 2009, we were in compliance with all debt and Redeemable Preferred Stock covenants. We expect to remain in compliance with all of these covenants throughout 2010.

Uses of Cash

Acquisitions

When we make acquisitions, especially of entities where we buy a controlling interest only, the acquired entity may have cash on its balance sheet at the time of acquisition. All amounts discussed in this section are presented net of any cash acquired. During 2009, we used $17.1 million in cash for acquisitions in our International Music segment, primarily related to our acquisitions of Tecjet, a company that holds the lease for a venue in Scotland, Brand New Live, a concert promotion company in the Netherlands, and Parcolimpico, which manages facilities and venues in Turin, Italy, along with payment on our 2008 acquisition of the Heineken Music Hall operations.

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

During 2007, we used $124.3 million in cash for acquisitions in our various segments. Our North American Music segment acquired the remaining interest in HOB Canada, a live music company located in Canada which operates or has booking rights for one amphitheater and three clubs in Toronto and Vancouver, the remaining 49% interest in TRUNK, Ltd.

which is a specialty merchandise company located in California, the remaining 49% interest in Musictoday which provides services to artists including online fan clubs and artist e-commerce and fulfillment and is located in Virginia, the remaining interests in the CPI entities which engage in full service global tours and provide various other artist services and was located in Canada, Anthill which is a merchandising company located in New York, Signatures which is a merchandising company located in California, and acquired an interest in Bamboozle, LLC, a festival promotion company located in the United States. Our International Music segment acquired an interest in Jackie Lombard Productions, a concert promotion company in France, an interest in AMG, a live music company located in the United Kingdom which owns and/or operates 12 music theaters, along with payment of an additional working capital adjustment related to our acquisition of Gamerco, S.A. in December 2006.

Purchases of Intangibles

In 2009, 2008 and 2007, we used $27.9 million, $65.5 million and $47.6 million, respectively, in cash primarily related to entering into certain artist rights agreements with Madonna, Jay-Z, Shakira and U2 as well as for rights acquired in 2008 in connection with a 51% interest in Live Nation—Haymon Ventures, LLC.

Capital Expenditures

Venue operations is a capital intensive business, requiring continual investment in our existing venues in order to address audience and artist expectations, technological industry advances and various federal, state and/or local regulations.

We categorize capital outlays between maintenance capital expenditures and revenue generating capital expenditures. Maintenance capital expenditures are associated with the renewal and improvement of existing venues and, to a lesser extent, capital expenditures related to information systems, web development and administrative offices. Revenue generating capital expenditures generally relate to the construction of new venues or major renovations to existing buildings or buildings that are being added to our venue network. Revenue generating capital expenditures can also include smaller projects whose purpose is to add revenue and/or improve operating income. Capital expenditures typically increase during periods when venues are not in operation.

Our accrued capital expenditures consisted of the following:

	2009	2008	2007
	(in thousands)
Maintenance capital expenditures	$16,903	$24,989	$45,194
Revenue generating capital expenditures	34,254	161,931	71,655

Total capital expenditures	$51,157	$186,920	$116,849

Revenue generating capital expenditures for 2009 decreased from the prior year primarily due to the 2008 development and renovation of various venues including O2 Dublin, House of Blues clubs in Houston and Boston, AMG venue expansion in Sheffield and the ticketing roll-out.

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

Contractual Obligations and Commitments

Firm Commitments

In addition to the scheduled maturities on our debt, we have future cash obligations under various types of contracts. We lease office space, certain equipment and some of the venues used in our music operations under long-term operating leases. Some of our lease agreements contain renewal options and annual rental escalation clauses (generally tied to the consumer price index), as well as provisions for our payment of utilities and maintenance. We also have minimum payments associated with non-cancelable contracts related to our operations such as artist guarantee contracts. As part of our ongoing capital projects, we will enter into construction related commitments for future capital expenditure work. The scheduled maturities discussed below represent contractual obligations as of December 31, 2009 and thus do not represent all expected expenditures for those periods.

The scheduled maturities of our outstanding long-term debt, future minimum rental commitments under non-cancelable lease agreements, minimum payments under other non-cancelable contracts and capital expenditure commitments as of December 31, 2009 are as follows:

	Payments Due by Period
	Total	2010	2011-2012	2013-2014	2015 and thereafter
	(in thousands)
Long-term debt obligations, including current maturities:
Term loans and revolving credit facility	$444,818	$3,443	$108,222	$333,153	$—
2.875% convertible senior notes	220,000	—	—	220,000	—
Other long-term debt	128,033	37,589	50,456	26,682	13,306
Redeemable preferred stock	40,000	—	40,000	—	—
Estimated interest payments (1)	111,932	32,646	49,916	23,252	6,118
Non-cancelable operating lease obligations (3)	1,352,048	81,914	161,696	148,987	959,451
Non-cancelable contracts (3)	1,009,315	505,975	227,178	156,643	119,519
Capital expenditures	4,900	4,725	50	50	75
Other long-term liabilities, including current portion (2)	14,984	7,817	7,167	—	—

Total	$3,326,030	$674,109	$644,685	$908,767	$1,098,469

(1)	Includes dividends on the Series A and Series B redeemable preferred stock. Includes interest on the 2.875% convertible senior notes through July 2014. Excludes interest on the outstanding revolver balance. Based on the outstanding revolver balance of $101.3 million at December 31, 2009, annual interest expense through maturity in June 2012 would be approximately $2.6 million assuming a rate of 2.5% and that we maintain this level of indebtedness under the revolver.

(2)	Includes $15.0 million of deferred and contingent purchase consideration where performance targets have been met. The remaining balance of other long-term liabilities, including current portion, consist of $4.1 million of tax contingencies, $3.2 million of deferred revenue, $40.2 million of deferred rent and $81.2 million of various other obligations. Unless otherwise noted, our other long-term liabilities do not have contractual maturities and, therefore, we cannot predict when, or if, they will become due.

(3)	Commitment amounts for non-cancelable operating leases and non-cancelable contracts which stipulate an increase in the commitment amount based on an inflationary index have been estimated using an inflation factor of 2.7% for North America and 2.4% for the United Kingdom.

During 2006, in connection with our acquisition of the Historic Theatre Group, we guaranteed obligations related to a lease agreement. In the event of default, we could be liable for obligations which have future lease payments (undiscounted) of approximately $27.8 million through the end of 2035 which are not reflected in the table above. The scheduled future minimum rentals for this lease for the years 2010 through 2014 are $1.6 million each year. The venues under the lease agreement were included in the sale of our North American theatrical business. We entered into an Assumption Agreement with the buyer in connection with the sale, under which the buyer is assuming our obligations under the guaranty, however we remain contingently liable to the lessor. We believe that the likelihood of a material liability being triggered under this lease is remote, and no liability has been accrued for these contingent lease obligations as of December 31, 2009.

Minimum rentals of $100.9 million to be received in years 2010 through 2020 under non-cancelable subleases are excluded from the commitment amounts in the above table.

Cash Flows

	Year Ended December 31,
	2009	2008	2007
		(in thousands)
Cash provided by (used in):
Operating activities	$57,275	$(62,633)	$36,433
Investing activities	$70,089	$(66,893)	$(129,570)
Financing activities	$(116,964)	$33,984	$110,188

Operating Activities

Year Ended 2009 Compared to Year Ended 2008

Cash provided by operations was $57.3 million for the year ended December 31, 2009, compared to cash used in operations of $62.6 million for the year ended December 31, 2008. The $119.9 million increase in cash provided by operations resulted primarily from changes in the event-related operating accounts which are dependent on the timing, size and number of events for upcoming periods partially offset by a decrease in net income after adjustments for non-cash charges and non-operating activities. During 2009, we had lower long-term artist-related payments, paid less accrued event-related expenses, and collected more accounts receivable as compared to the same period of 2008 resulting in an increase in cash provided by operations. Conversely, we paid more prepaid event-related expenses and had less deferred revenue as compared to the same period of 2008, resulting in a partial decrease in cash provided by operations.

Year Ended 2008 Compared to Year Ended 2007

Cash used in operations was $62.6 million for the year ended December 31, 2008, compared to cash provided by operations of $36.4 million for the year ended December 31, 2007. The $99.0 million increase in cash used in operations resulted primarily from advances related to entering into certain artist rights agreements and changes in the event-related operating accounts which are dependent on the timing, size, and number of events for upcoming periods. The accounts primarily affected by this event timing were accrued event-related expenses which decreased, as compared to an increase last year, and resulted in a decrease in cash used in operating activities, partially offset by prepaid event-related expenses which increased less than last year and resulted in a decrease in cash used in operating activities.

Investing Activities

Year Ended 2009 Compared to Year Ended 2008

Cash provided by investing activities was $70.1 million for the year ended December 31, 2009, compared to cash used in investing activities of $66.9 million for the year ended December 31, 2008. The $137.0 million increase in cash provided by investing activities is primarily due to lower capital expenditures in 2009 and less cash used in the current year for acquisitions of certain artist rights, partially offset by slightly higher proceeds received in 2008 from the disposal of operating assets as compared to proceeds received in 2009.

Year Ended 2008 Compared to Year Ended 2007

Cash used in investing activities was $66.9 million for the year ended December 31, 2008, compared to $129.6 million for the year ended December 31, 2007. The $62.7 million decrease in cash used in investing activities is primarily due to higher proceeds received in 2008 from the sale of our motor sports, events, and North American theatrical businesses as compared to proceeds received in 2007 from the sales of an arena/race track in Leicestershire, England, an amphitheater in Nashville, an office building in San Francisco, two music theaters and seven clubs in London and our production of Phantom–Vegas. Additionally, we used more cash in the prior year related to our acquisitions of Signatures, AMG and HOB Canada as compared to the amounts used for our 2008 acquisitions. Partially offsetting these decreases in cash used in investing activities were higher capital expenditures and acquisitions of certain artist rights in 2008.

Financing Activities

Year Ended 2009 Compared to Year Ended 2008

Cash used in financing activities was $117.0 million for the year ended December 31, 2009, compared to cash provided by financing activities of $34.0 million for the year ended December 31, 2008. The $151.0 million increase in cash used in financing activities was primarily a result of a net paydown on our revolving credit facility in 2009 as compared to net borrowings in 2008. Additionally, in 2009 we paid down $70.6 million on our term loan from asset sale proceeds compared to $29.3 million in 2008.

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

Cash flows from our North American Music and International Music segments typically have a slightly different seasonality as payments are often made for artist performance fees and production costs in advance of the date the related event tickets go on sale. These artist fees and production costs are expensed when the event occurs. Once tickets for an event go on sale, we generally begin to receive payments from ticket sales in advance of when the event occurs. We record these ticket sales as revenue when the event occurs.

We expect these trends to continue in the future. See Item 1A.—Risk Factors. Our operations are seasonal and our results of operations vary from quarter to quarter and year over year, so our financial performance in certain quarters may not be indicative of, or comparable to, our financial performance in subsequent quarters or years.

Market Risk

We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates.

Foreign Currency Risk

We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported operating income of $84.7 million for the year ended December 31, 2009. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the year ended December 31, 2009 by $8.5 million. As of December 31, 2009, our primary foreign exchange exposure included the Euro, British Pound and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities.

We use forward currency contracts to reduce our exposure to foreign currency risk. The principal objective of such contracts is to minimize the risks and/or costs associated with short-term artist fee commitments. At December 31, 2009, we had forward currency contracts outstanding with notional amounts totalling $7.9 million.

Interest Rate Risk

Our market risk is also affected by changes in interest rates. We had $740.1 million total debt, net of debt discount, outstanding as of December 31, 2009. Of the total amount, taking into consideration existing interest rate hedges, we have $412.9 million of fixed-rate debt and $327.2 million of floating-rate debt.

Based on the amount of our floating-rate debt as of December 31, 2009, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $0.8 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of December 31, 2009 with no subsequent change in rates for the remainder of the period.

At December 31, 2009, we have one interest rate swap agreement that is designated as a cash flow hedge for accounting purposes. The plain vanilla interest rate swap had a notional amount of $150.0 million at December 31, 2009, to effectively convert a portion of our floating-rate debt to a fixed-rate basis. This agreement expires on September 30, 2010. The fair value of this agreement at December 31, 2009 was a liability of $3.3 million. This agreement was put in place to eliminate or reduce the variability of a portion of the cash flows from the interest payments related to our senior secured credit facility. The terms of our senior secured credit facility required that an interest rate swap be put in place for at least 50% of the original $325 million senior term loan and for at least three years.

As part of the acquisition of AMG, we have an interest rate swap agreement with a $17.4 million aggregate notional amount that effectively converts a portion of our floating-rate debt to a fixed-rate basis. This agreement expires in January 2015. Also, in connection with the financing of the redevelopment of the O2 Dublin, we have an interest rate swap agreement with a notional amount of $19.5 million that expires in December 2013 effectively converting a portion of our floating-rate debt to a fixed-rate basis. These interest rate swap agreements have not been designated as hedging instruments. Therefore, any change in fair value is recorded in earnings during the period of the change.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, codified in ASC topic 805, Business Combinations, or ASC 805. This pronouncement establishes revised principles and requirements for the recognition and measurement of assets and liabilities in a business combination. ASC 805 requires (i) recognition of 100% of the fair value of acquired assets, including goodwill, and assumed liabilities upon obtaining control, (ii) contingent consideration to be recorded at fair value at the acquisition date, (iii) transaction costs to be expensed as incurred, (iv) pre-acquisition contingencies to be accounted for at the acquisition date at fair value and (v) costs of a plan to exit an activity or terminate or relocate employees to be accounted for as post-combination costs. We adopted the relevant provisions of ASC 805 on January 1, 2009 and will apply the requirements prospectively. For the year ended December 31, 2009, we have recorded $36.0 million in acquisition transaction expenses.

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

Recently Issued Pronouncements

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13, which requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. This consensus eliminates the use of the residual method of allocation and requires allocation using the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. We will adopt ASU 2009-13 on January 1, 2011 and apply it prospectively. We are currently assessing the impact that the adoption of ASU 2009-13 will have on our consolidated financial statements.

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

Long-lived Assets

Long-lived assets, such as property, plant and equipment, contractual advances and definite-lived intangible assets are reviewed for impairment when events and circumstances indicate that depreciable and amortizable long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current fair value.

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

For multiple element contracts, we allocate consideration to the multiple elements based on the relative fair values of each separate element which are determined based on prices charged for such items when sold on a stand alone basis. In cases where there is no objective and reliable evidence of the fair value of certain element(s) in an arrangement, we account for the transaction as a single unit of accounting per the requirements of ASC Subtopic 605-25, Multiple-Element Arrangements.

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

Stock-Based Compensation

We follow the fair value recognition provisions of ASC Topic 718, Compensation—Stock Compensation, or ASC 718. In accordance with ASC 718, we continue to use the Black-Scholes option pricing model to estimate the fair value of our stock options at the date of grant. Judgment is required in estimating the amount of stock-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, non-cash compensation expense could be materially impacted.

Income Taxes

We account for income taxes using the liability method in accordance with ASC topic 740, Income Taxes, or ASC 740. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if we believe it is more likely than not that some portion or the entire asset will not be realized. As all earnings from our continuing foreign operations are permanently reinvested and not distributed, our income tax provision does not include additional U.S. taxes on those foreign operations. It is not practical to determine the amount of federal and state income taxes, if any, that might become due in the event that the earnings were distributed.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is as follows:

Year Ended December 31,
2009	2008	2007	2006	2005
*	*	*	*	*

*	For the years ended December 31, 2009, 2008, 2007, 2006 and 2005, fixed charges exceeded earnings from continuing operations before income taxes and fixed charges by $116.5 million, $358.6 million, $45.8 million, $30.0 million and $60.7 million, respectively.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Live Nation Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of Live Nation Entertainment, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the index at 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Live Nation Entertainment, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Live Nation Entertainment, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 25, 2010

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(in thousands except share data)
ASSETS
Current assets
Cash and cash equivalents	$236,955	$199,660
Accounts receivable, less allowance of $8,230 in 2009 and $10,376 in 2008	176,179	217,286
Prepaid expenses	277,599	194,355
Other current assets	27,133	28,517

Total current assets	717,866	639,818
Property, plant and equipment
Land, buildings and improvements	875,958	990,433
Furniture and other equipment	288,631	260,524
Construction in progress	17,398	41,282

	1,181,987	1,292,239
Less accumulated depreciation	432,003	404,504

	749,984	887,735
Intangible assets
Intangible assets—net	470,889	514,469
Goodwill	204,672	205,296
Other long-term assets
Notes receivable, less allowance of $615 in 2009 and $562 in 2008	206	672
Investments in nonconsolidated affiliates	2,077	18,519
Other long-term assets	196,065	210,214

Total assets	$2,341,759	$2,476,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$50,844	$53,563
Accrued expenses	357,138	378,992
Deferred revenue	284,536	225,664
Current portion of long-term debt	41,032	48,637
Other current liabilities	18,684	64,381

Total current liabilities	752,234	771,237
Long-term debt, net of discount	699,037	775,483
Other long-term liabilities	125,047	146,360
Series A and Series B redeemable preferred stock	40,000	40,000
Commitments and contingent liabilities (Note 11)

Stockholders’ equity
Preferred stock—Series A Junior Participating, $.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Preferred stock, $.01 par value; 30,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 450,000,000 shares authorized; 86,708,627 and 79,523,100 shares issued and outstanding in 2009 and 2008, respectively	860	785
Additional paid-in capital	1,090,572	1,063,564
Accumulated deficit	(433,785)	(373,606)
Cost of shares held in treasury (2,260,260 and 505,811 shares in 2009 and 2008, respectively)	(9,529)	(7,861)
Accumulated other comprehensive income (loss)	4,199	(5,029)

Total Live Nation Entertainment, Inc. stockholders’ equity	652,317	677,853
Noncontrolling interests	73,124	65,790

Total stockholders’ equity	725,441	743,643

Total liabilities and stockholders’ equity	$2,341,759	$2,476,723

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(in thousands except share and per share data)
Revenue	$4,181,021	$4,085,306	$3,635,389
Operating expenses:
Direct operating expenses	3,357,245	3,299,444	2,943,311
Selling, general and administrative expenses	618,980	619,585	553,259
Depreciation and amortization	158,118	140,039	107,428
Goodwill impairment	9,085	269,902	—
Loss (gain) on sale of operating assets	(2,983)	1,131	(20,735)
Corporate expenses	56,889	52,498	45,854
Acquisition transaction expenses	36,043	—	—

Operating income (loss)	(52,356)	(297,293)	6,272
Interest expense	66,365	70,104	64,297
Interest income	(2,193)	(8,575)	(12,115)
Equity in (earnings) losses of nonconsolidated affiliates	(1,851)	(842)	7,737
Other expense (income)—net	1	(245)	(66)

Loss from continuing operations before income taxes	(114,678)	(357,735)	(53,581)
Income tax expense (benefit):
Current	19,584	(28,355)	680
Deferred	(8,251)	4,098	8,049

Loss from continuing operations	(126,011)	(333,478)	(62,310)
Income from discontinued operations, net of tax	76,277	95,653	54,990

Net loss	(49,734)	(237,825)	(7,320)
Net income attributable to noncontrolling interests	10,445	1,587	7,869

Net loss attributable to Live Nation Entertainment, Inc.	$(60,179)	$(239,412)	$(15,189)

Basic and diluted net income (loss) per common share attributable to common stockholders:
Loss from continuing operations attributable to Live
Nation Entertainment, Inc.	$(1.65)	$(4.39)	$(1.02)
Income from discontinued operations attributable to Live
Nation Entertainment, Inc.	0.92	1.25	0.80

Net loss attributable to Live Nation Entertainment, Inc.	$(0.73)	$(3.14)	$(0.22)

Weighted average common shares outstanding:
Basic	82,652,366	76,228,275	68,440,582
Diluted	82,652,366	76,228,275	68,440,582

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Net loss	$(49,734)	$(237,825)	$(7,320)
Other comprehensive income (loss), net of tax:
Unrealized and realized holding gain (loss) on cash flow hedges	3,906	(9,094)	(1,888)
Foreign currency translation adjustments	5,322	(60,070)	41,697

Comprehensive income (loss)	(40,506)	(306,989)	32,489
Comprehensive income attributable to noncontrolling interests	10,445	1,587	7,869

Comprehensive income (loss) attributable to Live Nation Entertainment, Inc.	$(50,951)	$(308,576)	$24,620

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Live Nation Entertainment, Inc. Stockholders’ Equity						Noncontrolling Interests	Comprehensive Income (Loss)	Total
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2006	67,174,912	$672	$757,748	$(119,005)	$(21,472)	$24,326	$72,558	$—	$714,827
Non-cash compensation	93,000	1	16,975	—	—	—	—		16,976
Common shares issued for business acquisitions	6,450,722	64	139,725	—	21,884	—	—		161,673
Common shares issued for operational contracts	1,174,371	12	26,400	—	—	—	—		26,412
Purchase of common shares	—	—	—	—	(412)	—	—		(412)
Adjustment to initially apply FSP APB 14-1, codified in ASC Topic 470, for convertible debt (Note 7)	—	—	70,559	—	—	—	—		70,559
Acquisitions	—	—	—	—	—	—	(12,108)		(12,108)
Cash dividends	—	—	—	—	—	—	(4,424)		(4,424)
Divestitures	—	—	—	—	—	—	(12,927)		(12,927)
Other	—	—	—	—	—	—	3,148		3,148
Comprehensive income (loss):
Net income (loss)	—	—	—	(15,189)	—	—	7,869	(7,320)	(7,320)
Unrealized loss on cash flow derivatives	—	—	—	—	—	(1,537)	—	(1,537)	(1,537)
Realized gain on cash flow derivatives	—	—	—	—	—	(351)	—	(351)	(351)
Currency translation adjustment	—	—	—	—	—	41,697	—	41,697	41,697

Total comprehensive income (loss)								$32,489

Balances at December 31, 2007	74,893,005	$749	$1,011,407	$(134,194)	$—	$64,135	$54,116		$996,213

Non-cash compensation	1,303,899	13	22,510	—	810	—	—		23,333
Common shares issued for operational contracts	2,331,820	23	44,232	—	—	—	—		44,255
Purchase of common shares	—	—	—	—	(28,710)	—	—		(28,710)
Sale of common shares	—	—	(14,585)	—	20,039	—	—		5,454
Acquisitions	—	—	—	—	—	—	5,547		5,547
Cash dividends	—	—	—	—	—	—	(3,042)		(3,042)
Net advances	—	—	—	—	—	—	8,847		8,847
Divestitures	—	—	—	—	—	—	(648)		(648)
Other							(617)		(617)
Comprehensive income (loss):
Net income (loss)	—	—	—	(239,412)	—	—	1,587	(237,825)	(237,825)
Unrealized loss on cash flow derivatives	—	—	—	—	—	(10,900)	—	(10,900)	(10,900)
Realized loss on cash flow derivatives	—	—	—	—	—	1,806	—	1,806	1,806
Currency translation adjustment	—	—	—	—	—	(60,070)	—	(60,070)	(60,070)

Total comprehensive income (loss)								$(306,989)

Balances at December 31, 2008	78,528,724	$785	$1,063,564	$(373,606)	$(7,861)	$(5,029)	$65,790		$743,643

Non-cash compensation	7,487,848	75	32,271	—	—	—	—		32,346
Purchase of common shares	—	—	—	—	(5,803)	—	—		(5,803)
Sale of common shares	—	—	(2,596)	—	4,355	—	—		1,759
Acquisitions	—	—	(2,667)	—	(220)	—	3,876		989
Cash dividends	—	—	—	—	—	—	(7,006)		(7,006)
Other	—	—	—	—	—	—	19		19
Comprehensive income (loss):
Net income (loss)	—	—	—	(60,179)	—	—	10,445	(49,734)	(49,734)
Unrealized loss on cash flow derivatives	—	—	—	—	—	(5,349)	—	(5,349)	(5,349)
Realized loss on cash flow derivatives	—	—	—	—	—	9,255	—	9,255	9,255
Currency translation adjustment	—	—	—	—	—	5,322	—	5,322	5,322

Total comprehensive income (loss)								$(40,506)

Balances at December 31, 2009	86,016,572	$860	$1,090,572	$(433,785)	$(9,529)	$4,199	$73,124		$725,441

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(49,734)	$(237,825)	$(7,320)
Reconciling items:
Depreciation	98,108	86,059	85,848
Amortization of intangibles	64,586	62,163	34,980
Goodwill impairment	9,085	282,939	—
Impairment of operational assets	—	16,035	—
Deferred income tax expense (benefit)	(8,698)	8,132	7,649
Amortization of debt issuance costs	4,224	3,616	1,935
Amortization of debt discount	8,811	7,995	3,413
Non-cash compensation expense	16,675	34,556	29,191
Gain on sale of operating assets	(64,237)	(165,448)	(51,226)
Gain on sale of other investments	—	—	(64)
Equity in earnings of nonconsolidated affiliates	(3,117)	(720)	(4,806)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	34,485	2,130	3,827
Increase in prepaid expenses	(57,918)	(25,603)	(51,554)
Increase in other assets	(2,778)	(107,376)	(50,951)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(4,586)	(58,270)	17,481
Increase in deferred revenue	12,369	28,984	18,030

Net cash provided by (used in) operating activities	57,275	(62,633)	36,433

CASH FLOWS FROM INVESTING ACTIVITIES
Collections of notes receivable	695	334	1,910
Advances to notes receivable	(555)	—	(879)
Distributions from nonconsolidated affiliates	5,134	7,269	16,195
Investments made in nonconsolidated affiliates	(821)	(250)	(5,261)
Proceeds from disposal of other investments	—	—	3,616
Purchases of property, plant and equipment	(64,267)	(186,217)	(105,360)
Proceeds from disposal of operating assets, net of cash divested	174,321	198,665	132,106
Cash paid for acquisitions, net of cash acquired	(17,099)	(19,657)	(124,285)
Purchases of intangible assets	(27,863)	(65,460)	(47,568)
Decrease (increase) in other—net	544	(1,577)	(44)

Net cash provided by (used in) investing activities	70,089	(66,893)	(129,570)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	602,741	420,327	399,781
Payments on long-term debt	(705,795)	(369,610)	(285,635)
Contributions from noncontrolling interest partners	13	8,847	—
Distributions to noncontrolling interest partners	(7,006)	(3,042)	(4,424)
Proceeds from exercise of stock options	—	636	466
Issuance of treasury stock	1,553	5,454	—
Equity issuance costs	(2,667)
Payments for purchases of common stock	(5,803)	(28,628)	—

Net cash provided by (used in) financing activities	(116,964)	33,984	110,188
Effect of exchange rate changes on cash and cash equivalents	26,895	(43,789)	8,060

Net increase (decrease) in cash and cash equivalents	37,295	(139,331)	25,111
Cash and cash equivalents at beginning of period	199,660	338,991	313,880

Cash and cash equivalents at end of period	$236,955	$199,660	$338,991

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for:
Interest	$51,730	$59,270	$57,596
Income taxes	$34,753	$23,250	$20,683

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Live Nation was incorporated in Delaware on August 2, 2005 in preparation for the contribution and transfer by Clear Channel of substantially all of its entertainment assets and liabilities to the Company. The Company completed the Separation on December 21, 2005 and became a publicly traded company on the New York Stock Exchange trading under the symbol “LYV”. Prior to the Separation, Live Nation was a wholly-owned subsidiary of Clear Channel. As of January 25, 2010, in connection with the Merger with Ticketmaster, the Company changed its name from Live Nation, Inc. to Live Nation Entertainment, Inc.

Seasonality

Due to the seasonal nature of shows at outdoor amphitheaters and festivals, which primarily occur May through September, the Company experiences higher revenue during the second and third quarters. This seasonality also results in higher balances in cash and cash equivalents, accounts receivable, prepaid expenses, accrued expenses and deferred revenue at different times in the year.

Basis of Presentation and Principles of Consolidation

As a result of the Separation, the Company recognized the par value and additional paid-in capital in connection with the issuance of its common stock in exchange for the net assets contributed at that time, and the Company began accumulating deficits and currency translation adjustments upon completion of the Separation. Beginning on December 21, 2005, the Company’s consolidated financial statements include all accounts of the Company, its majority owned subsidiaries and variable interest entities for which the Company is the primary beneficiary.

Significant intercompany accounts among the consolidated businesses have been eliminated in consolidation. Noncontrolling interest expense is recorded for consolidated affiliates in which the Company owns more than 50%, but not all, of the voting common stock and also variable interest entities for which the Company is the primary beneficiary. Investments in nonconsolidated affiliates in which the Company owns 20% to 50% of the voting common stock or otherwise exercises significant influence over operating and financial policies of the nonconsolidated affiliate are accounted for using the equity method of accounting. Investments in nonconsolidated affiliates in which the Company owns less than 20% of the voting common stock are accounted for using the cost method of accounting.

The consolidated balance sheet of the Company for 2008 includes balances, as of December 31, 2008, related to any businesses that were sold during 2009 and are now reflected as discontinued operations on the consolidated statements of operations. All cash flow activity reflected on the consolidated statements of cash flows for the Company is presented net of any non-cash transactions so the amounts reflected here may be different than amounts shown in other places in the Company’s financial statements that are not just related to cash flow amounts. For example, the purchases of property, plant and equipment reflected on the consolidated statements of cash flows reflects the amount of cash paid during the year for these purchases and does not include the impact of the changes in accrued liabilities related to capital expenditures during the year. In addition, the consolidated statements of cash flows for all years presented include all cash flow activity for the Company, including line item details of any applicable activity in businesses that were sold during 2009, 2008 and 2007 and are now reflected as discontinued operations on the consolidated statements of operations.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. The Company’s cash and cash equivalents consist primarily of domestic and foreign bank accounts as well as money market accounts. To reduce its credit risk, the Company monitors the credit standing of the financial institutions that hold the Company’s cash and cash equivalents.

The Company’s available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash in our operating accounts and invested cash. Cash held in operating accounts in many cases exceeds the Federal Deposit Insurance Corporation insurance limits. The invested cash is invested in interest-bearing funds managed by third-party financial institutions. While the Company monitors cash and cash equivalents balances in its operating accounts on a regular basis and adjusts the balances as appropriate, these balances could be impacted if the underlying financial institutions fail. To date, the Company has experienced no loss or lack of access to its cash or cash equivalents; however, the Company can provide no assurances that access to its cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Prepaid Expenses

The majority of the Company’s prepaid expenses relate to event expenses including show advances and deposits and other costs directly related to future music events. For advances that are expected to be recouped over a period of more than 12 months, the long-term portion of the advance is classified as other long-term assets. These prepaid costs are charged to operations upon completion of the related events.

Business Combinations

The Company accounts for its business acquisitions under the purchase method of accounting. The total cost of acquisitions is allocated to the underlying identifiable net assets based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates and asset lives among other items. In addition, reserves have been established on the Company’s balance sheet related to acquired liabilities and qualifying restructuring costs and contingencies based on assumptions made at the time of acquisition. The Company evaluates these reserves on a regular basis to determine the adequacies of the amounts. Beginning in January 2009 with the adoption of the relevant provisions of ASC 805, the Company expenses transaction costs as incurred.

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

Buildings and improvements — 10 to 50 years

Furniture and other equipment — 3 to 10 years

Leasehold improvements are depreciated over the shorter of the economic life or associated lease term assuming exercised renewal periods, if appropriate. Expenditures for maintenance and repairs are charged to operations as incurred, whereas expenditures for renewal and improvements are capitalized.

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

Intangible Assets

The Company classifies intangible assets as definite-lived, indefinite-lived or goodwill. Definite-lived intangibles primarily include revenue-generating contracts, non-compete agreements, venue management and leasehold agreements, artist relationships, trademarks and naming rights, all of which are amortized either pro-rata over the respective lives of the agreements, typically three to twenty years, or on a basis more representative of the time pattern over which the benefit is derived. The Company periodically reviews the appropriateness of the amortization periods related to its definite-lived assets. These assets are stated at cost or fair value. Indefinite-lived intangibles primarily include intangible value related to trade names. The excess cost over fair value of net assets acquired is classified as goodwill. The goodwill and indefinite-lived intangibles are not subject to amortization, but are tested for impairment at least annually.

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

The Company tests indefinite-lived intangible assets annually for impairment by comparing the fair value of the asset to its carrying value. An impairment charge is recorded based on the difference between the fair value of the asset and the carrying value.

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

Income Taxes

The Company’s provision for income taxes has been computed on the basis that the Company files consolidated income tax returns with its subsidiaries. The Company accounts for income taxes using the liability method in accordance with ASC topic 740, Income Taxes (“ASC 740”). Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if the Company believes it is more likely than not that some portion of or the entire asset will not be realized. As all earnings from the Company’s continuing foreign operations are permanently reinvested and not distributed, the Company’s income tax provision does not include additional U.S. taxes on those foreign operations. It is not practical to determine the amount of federal and state income taxes, if any, that might become due in the event that the earnings were distributed.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

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

For multiple element contracts, the Company allocates consideration to the multiple elements based on the relative fair values of each separate element which are determined based on prices charged for such items when sold on a stand alone basis. In cases where there is no objective and reliable evidence of the fair value of certain element(s) in an arrangement, the Company accounts for the transaction as a single unit of accounting.

The Company accounts for taxes that are externally imposed on revenue producing transactions on a net basis, as a reduction to revenue.

Foreign Currency

Results of operations for foreign subsidiaries and foreign equity investees are translated into U.S. dollars using the average exchange rates during the year. The assets and liabilities of those subsidiaries and investees are translated into U.S. dollars using the exchange rates at the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders’ equity in accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in operations. The Company does not currently have operations in highly inflationary countries.

Advertising Expense

The Company records advertising expense as it is incurred on an annual basis. Advertising expenses of $178.7 million, $184.8 million and $188.8 million were recorded during the years ended December 31, 2009, 2008 and 2007, respectively.

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

Non-Cash Compensation

The Company follows the fair value recognition provisions of ASC Topic 718, Compensation—Stock Compensation, (“ASC 718”). Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is amortized to selling, general and administrative expenses and corporate expenses on a straight-line basis over the awards’ vesting period.

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

Reclassifications

Certain reclassifications have been made to the 2008 and 2007 consolidated financial statements to conform to the 2009 presentation to report discontinued operations. See Note 5 for more detail. In addition, the Company has reclassified $0.7 million and $11.5 million, respectively, in the 2008 and 2007 consolidated statements of cash flows as a decrease to cash paid for purchases of property, plant and equipment and an increase to cash used for accounts payable, accrued expenses and other liabilities. This reclassification reflects an adjustment for accrued capital expenditures. The Company has reclassified $9.1 million and $1.9 million, respectively, in the 2008 and 2007 consolidated statements of cash flows as an increase to cash used for accounts payable, accrued expenses and other liabilities with an offset to the effect of exchange rate changes on cash and cash equivalents. This reclassification is for an adjustment relating to the change in fair value of the Company’s cash flow hedges. Lastly, the Company has reclassified $4.1 million in the 2008 consolidated balance sheet as an increase to noncontrolling interests and a decrease to accumulated other comprehensive income (loss). This reclassification relates to the retrospective application of new accounting provisions for noncontrolling interests.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, codified in ASC topic 820, Fair Value Measurements and Disclosures (“ASC 820”), which provides guidance for using fair value to measure assets and liabilities and also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. The pronouncement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value; however, ASC 820 does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, codified in ASC 820, which delayed the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the relevant provisions of ASC 820 on January 1, 2008 for all financial assets and liabilities recognized or disclosed at fair value in its consolidated financial statements on a recurring basis (at least annually) and has included the related disclosures in Note 10. The Company adopted the relevant provisions of ASC 820 on January 1, 2009 for nonfinancial assets and liabilities. The Company’s adoption of the fair value measurement guidance in ASC 820 did not have a material impact on its nonfinancial assets and liabilities or on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, codified in ASC topic 805, Business Combinations (“ASC 805”). This pronouncement establishes revised principles and requirements for the recognition and measurement of assets and liabilities in a business combination. ASC 805 requires (i) recognition of 100% of the fair value of acquired assets, including goodwill, and assumed liabilities upon obtaining control, (ii) contingent consideration to be recorded at fair value at the acquisition date, (iii) transaction costs to be expensed as incurred, (iv) pre-acquisition contingencies to be accounted for at the acquisition date at fair value and (v) costs of a plan to exit an activity or terminate or relocate employees to be accounted for as post-combination costs. The Company adopted the relevant provisions of ASC 805 on January 1, 2009 and will apply the requirements prospectively. For the year ended December 31, 2009, the Company has recorded $36.0 million in acquisition transaction expenses.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, codified in ASC topic 810, Consolidation (“ASC 810”). This pronouncement clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. The Company adopted the relevant provisions of ASC 810 on January 1, 2009 and has included the related disclosures in its consolidated financial statements. These provisions of ASC 810 have been applied prospectively with the exception of reclassifying noncontrolling interests to equity in the Company’s consolidated balance sheets and recasting consolidated net income (loss) to include net income (loss) prior to 2009 attributable to both the controlling and noncontrolling interests, which were required to be adopted retrospectively.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, codified in ASC topic 815, Derivatives and Hedging (“ASC 815”). This pronouncement requires expanded disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FASB SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company adopted the relevant provisions of ASC 815 on January 1, 2009 and has included the expanded disclosures in Note 9 to its consolidated financial statements.

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

In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, codified in ASC topic 260, Earnings per Share (“ASC 260”). This pronouncement was issued to clarify that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities and to provide guidance on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method. The Company adopted the relevant provisions of ASC 260 on January 1, 2009 with retrospective application to all periods presented and has included the related disclosures in Note 14. The adoption of this pronouncement did not have a material impact on the Company’s earnings per share.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, codified in ASC topic 825, Financial Instruments. This pronouncement amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. The Company adopted the relevant provisions of ASC topic 825 in the second quarter of 2009 and has included the required disclosures in Note 10.

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

Recently Issued Pronouncements

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. This consensus eliminates the use of the residual method of allocation and requires allocation using the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. The Company will adopt ASU 2009-13 on January 1, 2011 and apply it prospectively.

NOTE 2—LONG-LIVED ASSETS

Property, Plant and Equipment

The Company tests for possible impairment of property, plant and equipment whenever events or circumstances change, such as a significant reduction in operating cash flow or a dramatic change in the manner that the asset is intended to be used indicate that the carrying amount of the asset may not be recoverable.

During 2009, 2008 and 2007, the Company reviewed the carrying value of certain property, plant and equipment that management determined would, more likely than not, be disposed of before the end of their previously estimated useful lives or had an indicator that future operating cash flows may not support their carrying value. It was determined that those assets were impaired since the estimated undiscounted cash flows associated with those assets were less than their carrying value. These cash flows were calculated using estimated sale values for the assets being sold, in addition to operating cash flows, all of which were used to approximate fair value. The estimated sales value and operating cash flows used for these non-recurring fair value measurements are considered Level 2 and Level 3 inputs, respectively. The fair value hierarchy levels are discussed in more detail in Note 10. For the year ended December 31, 2009, an impairment charge of $8.9 million was recorded in the Company’s North American Music segment related to two theaters and two clubs, and $0.7 million was recorded in the Company’s International Music segment related to a theater development project that has been delayed pending resolution of a noise ordinance issue. For the year ended December 31, 2008, an impairment charge of $7.3 million was recorded in the Company’s North American Music segment related to a club and two amphitheaters that were determined to be impaired. For the year ended December 31, 2007, an impairment charge of $3.8 million was recorded in the Company’s North American Music segment related to an amphitheater that was determined to be impaired and an amphitheater that is no longer being used. The impairment charges for all three years were recorded as a component of depreciation and amortization.

During 2008, the Company recorded asset retirement obligations of $2.6 million primarily related to obligations for meeting regulatory requirements for certain venues in the United Kingdom obtained in the acquisition of AMG.

The following table presents the activity related to the Company’s asset retirement obligations as of December 31, 2009 and 2008:

	2009	2008
	(in thousands)
Balance as of January 1	$5,068	$5,032
Additions	107	2,570
Accretion of liability	28	217
Liabilities settled	(3,770)	(1,367)
Foreign currency	507	(1,384)

Balance as of December 31	$1,940	$5,068

Definite-lived Intangibles

The Company has definite-lived intangible assets which are amortized over the shorter of either the respective lives of the agreements or the period of time the assets are expected to contribute to the Company’s future cash flows. The amortization is recognized on either a straight-line basis or units of production basis. The following table presents the gross carrying amount and accumulated amortization of definite-lived intangible assets as of December 31, 2009 and 2008:

	December 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Revenue-generating contracts	$285,145	$(52,576)	232,569	$279,565	$(21,253)	$258,312
Non-compete agreements	132,912	(45,568)	87,344	130,157	(30,351)	99,806
Venue management and leaseholds	112,044	(23,354)	88,690	102,544	(16,020)	86,524
Trademarks and naming rights	21,925	(8,525)	13,400	22,731	(6,616)	16,115
Artist relationships	19,276	(3,930)	15,346	19,276	(1,075)	18,201
Other	7,536	(2,244)	5,292	6,546	(770)	5,776

Total	$578,838	$(136,197)	$442,641	$560,819	$(76,085)	$484,734

During 2009, the Company recorded additional definite-lived intangible assets totaling $12.0 million primarily due to non-compete agreements and venue management and leaseholds related to the February 2009 acquisition of a 51% interest in Brand New Live, a concert promotion company in the Netherlands, the March 2009 acquisition of a 77.5% interest in Tecjet, a company that holds the lease for a venue in Scotland, and the November 2009 acquisition of a 70% interest in Parcolimpico, which manages venues and facilities in Turin, Italy. Tecjet was acquired by AMG which is owned through the Company’s joint venture with Gaiety Investments. The Company owns 50.1% of the joint venture with Gaiety Investments. Parcolimpico was acquired through the Company’s Get Live 2 joint venture in which the Company holds a 10% controlling interest. These additional definite-lived intangible assets were impacted by approximately $8.6 million of increases from foreign exchange rate changes in 2009 and have a weighted average life of approximately 23 years in total and approximately 11 years for revenue-generating contracts, five years for non-compete agreements, 30 years for venue management and leaseholds, four years for trademarks and naming rights and eight years for other definite-lived intangible assets.

During 2008, the Company recorded additional definite-lived intangible assets totaling $123.0 million primarily due to acquisition accounting adjustments for non-compete agreements, venue management and leaseholds, trademarks and naming rights, artist relationships and revenue-generating contracts resulting from the 2007 acquisitions of AMG and Signatures, the acquisition in the first quarter of 2008 of the operating company that manages and holds the lease for the Heineken Music Hall located in Amsterdam, the second quarter acquisitions of the remaining interests the Company did not already own in Luger and Moondog, both music-related companies in Sweden, and a 78.3% interest in DF Concerts, a promoter in Scotland, through a joint venture with Gaiety Investments. In addition, the Company recorded other definite-lived intangible assets of $136.0 million related to certain artist rights agreements and rights acquired in connection with a 51% interest in Live Nation—Haymon Ventures, LLC. Additionally, the Company recorded acquisition accounting adjustments for the 2007 acquisition of the remaining interest in CPI resulting in a reduction of $53.3 million in artist relationship intangible assets due to a reclassification to goodwill. These additional definite-lived intangible assets have a weighted average life of approximately eleven years in total and approximately eleven years for revenue-generating contracts, nine years for non-compete agreements, eight years for venue management and leaseholds, eleven years for trademarks and naming rights, fourteen years for artist relationships and four years for other definite-lived intangible assets. The Company also recorded an adjustment of $4.8 million to reduce definite-lived intangible assets in connection with the sale of the Events business. Lastly, the impact of foreign exchange rates on definite-lived intangible assets resulted in a decrease of $26.2 million.

For the year ended December 31, 2009, the Company wrote-off $1.6 million of definite-lived intangible assets in its North American Music segment related to two clubs. For the year ended December 31, 2008, the Company wrote-off $7.6 million of definite-lived intangible assets in its North American Music segment related to a naming right intangible that was determined to be impaired.

The Company tests for possible impairment of definite-lived intangible assets whenever events or circumstances change, such as a significant reduction in operating cash flow or a dramatic change in the manner in which the asset is intended to be used which may indicate that the carrying amount of the asset may not be recoverable. During 2009 and 2008, the Company reviewed the carrying value of certain definite-lived intangible assets that management determined would not be renewed or that had an indicator that future operating cash flows may not support their carrying value. It was determined that those assets were impaired since the estimated undiscounted cash flows associated with those assets were less than their carrying value. These cash flows were calculated using operating cash flows which were used to approximate fair value. The operating cash flows used for these non-recurring fair value measurements are considered Level 3 inputs. For the years ended December 31, 2009 and 2008, the Company recorded impairments related to definite-lived intangible assets, on a net basis, of $0.9 million and $5.1 million, respectively, which are included in depreciation and amortization expense in the Company’s North American Music segment. Due to a change in estimate for certain revenue-generating contracts, the Company recorded $5.9 million of additional amortization expense during 2009. Total amortization expense from definite-lived intangible assets for the years ended December 31, 2009, 2008 and 2007 was $64.6 million, $62.0 million and $34.9 million, respectively.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets that exist at December 31, 2009:

(in thousands)
2010	$55,891
2011	62,674
2012	45,271
2013	60,169
2014	56,716

As acquisitions and dispositions occur in the future and the valuation of intangible assets for recent acquisitions is completed, amortization expense may vary.

Indefinite-lived Intangibles

The Company has indefinite-lived intangible assets which consist primarily of the intangible value related to trade names and are reviewed for impairment at least annually. These indefinite-lived intangible assets had a carrying value of $28.2 million and $29.7 million as of December 31, 2009 and 2008, respectively.

Goodwill

In accordance with ASC topic 350, Intangibles-Goodwill and Other (“ASC 350”), the Company tests goodwill for impairment annually as of October 1, using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of any potential impairment, compares the implied fair value of the reporting unit with the carrying amount of goodwill. The Company also tests goodwill for impairment in other periods if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

As a result of the negotiations related to the sale of its non-core events business at September 30, 2008, discussed further below the table, the Company recorded a $13.0 million impairment of goodwill in its Other reporting unit during the third quarter of 2008. This impairment is now reflected in discontinued operations.

During the fourth quarter of 2008, while the Company was performing its annual impairment test as of October 1, the Company experienced a significant decline in its market capitalization. Since a favorable result from an October 1 test would not have prevented a second impairment test at December 31, 2008, a single impairment test was completed as of December 31, 2008. Based upon the results of this impairment test, the Company recorded an impairment charge of $269.9 million related to its North American Music reporting unit, which represented all of the remaining goodwill previously recorded for this reporting unit.

The process of evaluating goodwill for impairment involves the determination of the fair value of the Company’s reporting units. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. Due to the uncertainties associated with such estimates, actual results could differ from such estimates. In performing the first step of its fourth quarter 2008 impairment analysis, the Company developed a consolidated fair value using a market multiple methodology, which was then allocated to the individual reporting units based upon the discounted cash flows developed for each reporting unit. In performing the second step of its impairment analysis for the reporting units that failed the step one test, the Company developed fair values using the discounted cash flows methodology.

The market multiple methodology establishes a fair value by comparing the Company to other publicly-traded companies that are similar to it from an operational and economic standpoint. The market multiple methodology compares the Company to the similar companies on the basis of risk characteristics in order to determine its risk profile relative to the comparable companies as a group. This analysis generally focuses on quantitative considerations, which include financial performance and other quantifiable data, and qualitative considerations, which include any factors which are expected to impact future financial performance. The most significant assumptions affecting the market multiple methodology are the market multiples and control premium. The market multiples used by the Company in its fourth quarter 2008 impairment analysis were: (a) business enterprise value to earnings before interest, taxes and depreciation and amortization and (b) business enterprise value to revenue. A control premium represents the value an investor would pay above noncontrolling interest transaction prices in order to obtain a controlling interest in the respective company.

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

For each reportable operating segment, the reporting units are determined to be either the operating segment or the components thereof in accordance with ASC 350. The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the years ended December 31, 2009 and 2008:

	North American Music	International Music	Ticketing	Other	Total
	(in thousands)
Balance as of December 31, 2007:
Goodwill	$284,277	$176,813	$—	$10,452	$471,542
Accumulated impairment losses	—	—	—	—	—

	284,277	176,813	—	10,452	471,542

Acquisitions—current year	1,527	43,557	—	—	45,084
Acquisitions—prior year	10,297	1,277	—	13,037	24,611
Dispositions	—	—	—	(6,717)	(6,717)
Impairment	(269,902)	—	—	(13,037)	(282,939)
Foreign currency	(11,290)	(8,907)	—	—	(20,197)
Adjustments	(14,909)	(10,379)	—	(800)	(26,088)

Balance as of December 31, 2008:
Goodwill	269,902	202,361	—	15,972	488,235
Accumulated impairment losses	(269,902)	—	—	(13,037)	(282,939)

	—	202,361	—	2,935	205,296

Acquisitions—current year	—	665	—	—	665
Acquisitions—prior year	9,085	(3,081)	—	—	6,004
Impairment	(9,085)	—	—	—	(9,085)
Dispositions	—	—	—	(3,350)	(3,350)
Foreign currency	—	4,727	—	415	5,142

Balance as of December 31, 2009:
Goodwill	278,987	204,672	—	13,037	496,696
Accumulated impairment losses	(278,987)	—	—	(13,037)	(292,024)

	$—	$204,672	$—	$—	$204,672

Included in the current year acquisition amount above for 2009 are additions to goodwill of $0.7 million related to the Company’s acquisition of Tecjet.

Included in the prior year acquisition amount above for 2009 is $9.1 million of deferred tax liabilities that the Company determined it had not recorded primarily in relation to the Company’s 2006 acquisition of HOB and $3.7 million of acquisition accounting adjustments and contingent payments for various acquisitions. Partially offsetting these balances is a $5.9 million decrease related to a deferred tax liability recorded in connection with the Company’s acquisition of AMG and $0.9 million of deferred tax assets recorded in connection with the Company’s acquisition of DF Concerts.

Included in the impairment amount above for 2009 is a goodwill impairment charge of $9.1 million primarily related to the deferred tax liabilities recorded in connection with our 2006 acquisition of HOB discussed above. Since the goodwill for the reporting units within our North American Music operating segment was fully impaired during 2008, the Company immediately recorded an impairment charge.

Included in the disposition amount above for 2009 is $3.4 million related to the sale of the Company’s remaining theatrical venues and operations in the United Kingdom.

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

Included in the prior year acquisition amount above for 2008 is a reduction of goodwill primarily related to adjustments in the acquisition accounting for the Company’s 2007 acquisitions of Signatures and AMG. The Signatures adjustment includes a reduction of goodwill of $33.6 million related to the recording of the fair value of the definite-lived intangibles. The AMG adjustment includes a net reduction in goodwill of $6.3 million related to the recording of the fair value of definite-lived and indefinite-lived intangibles, fixed assets and noncontrolling interests. Additionally, included in the prior year acquisition amount above is an increase of $58.2 million to goodwill related to adjustments in the acquisition accounting for the Company’s 2007 acquisition of CPI and $3.8 million of deferred taxes with an offset to goodwill related to the Company’s 2005 acquisition of Mean Fiddler as well as $2.5 million for other smaller acquisitions.

Included in the disposition amount above for 2008 is $3.1 million related to the sale of the North American theatrical business in January 2008 and $3.6 million related to the sale of the Company’s motor sports business in September 2008.

Included in the impairment amount above for 2008 is a goodwill impairment charge of $269.9 million related to its North American Music reporting unit resulting from the December 31, 2008 impairment test conducted due to the sharp decline in the Company’s market capitalization during the fourth quarter, as discussed above the table. In September 2008, in connection with the sale of its non-core events business (which has now been classified as discontinued operations), the Company reviewed the carrying value of its non-core events assets based on an indicator that future operating cash flows may not support their carrying value based on expected sales proceeds. It was determined that those assets were impaired since the estimated undiscounted cash flows, based on expected sales proceeds, associated with those assets were less than their carrying value. As a result, the Company recorded a goodwill impairment charge of $13.0 million related to the goodwill for this non-core events business as a component of operating expenses in discontinued operations. The Company is not continuing to operate in the non-music events business.

Included in the adjustment amount above for 2008 is a $10.9 million reduction related to second component goodwill, as defined by ASC Topic 740, Income Taxes, which results in a reduction of goodwill for financial reporting purposes when amortized for tax purposes. Also, during the year ended December 31, 2008, the Company determined that $13.0 million of deferred tax assets acquired with the HOB acquisition in 2006, for which the Company had previously recorded valuation allowances, met the more likely than not criteria for recognition. Accordingly, the Company recorded a reduction in the deferred tax valuation allowance for such deferred tax assets with an offsetting adjustment to goodwill. Finally, the Company recorded a $2.2 million reduction to goodwill primarily related to the final resolution of accruals for exit activities from previous acquisitions.

The Company expects that no goodwill related to the 2009 acquisitions will be deductible for tax purposes.

The Company is in the process of finalizing its acquisition accounting for recent acquisitions which could result in a change to the relevant purchase price allocations.

Other Operating Assets

The Company makes investments in various operating assets, including investments in assets and rights related to assets for DVD production and distribution. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During 2009 and 2008, it was determined that certain assets were impaired since the estimated undiscounted cash flows associated with those assets were less than their carrying value. These cash flows were calculated using operating cash flows which were used to approximate fair value. The operating cash flows used for these non-recurring fair value measurements are considered Level 3 inputs. For the year ended December 31, 2009, the Company recorded an impairment of $1.9 million included in direct operating expenses in its North American Music segment related to these other operating assets. For the year ended December 31, 2008, in connection with the sale of the non-core events business along with rights to certain DVD projects, the Company recorded impairments related to these other operating assets, based on expected sales proceeds, of $1.3 million included in direct operating expenses in the Company’s North American Music segment and of $14.8 million included in operating expenses as part of discontinued operations. There were no impairments recorded for the year ended December 31, 2007.

Long-Lived Asset Disposals

During 2009, the Company sold the Boston Opera House, a non-core operational asset, along with rights under the Orpheum Theatre management agreement and a leasehold interest in Paradise Rock Club. All venues were located in Boston. The sales price for the Orpheum Theatre management agreement included contingent consideration to be paid to the Company over the next five years. The Company impaired these assets during 2009 as discussed above in Property, Plant and Equipment. Also, the Company sold its 20% equity interest in MLK, a German music company involved in the promotion of live entertainment events.

During 2008, the Company did not sell any significant assets that were part of its continuing operations.

During 2007, the Company sold non-core operational assets including Donington Park Leisure Ltd., the operating company that manages and holds the lease for Donington Park, an arena/race track in Leicestershire, England and its remaining 50.1% interest in the production of Phantom—Vegas. In addition, the Company sold the Starwood Amphitheater located in Nashville, Tennessee because it was an underperforming core asset. The Company also sold the Hammersmith Apollo and Forum music theaters in London as a regulatory requirement of the AMG acquisition. In connection with the sale of the Hammersmith Apollo and Forum music theaters, the Company gave the purchaser an option to acquire seven clubs in London at a later date. This option was exercised resulting in the disposal of the Jazz Café, G-A-Y, G-A-Y Late, Borderline, Old

Fiddler, Garage and Upstairs at the Garage. Finally, the Company sold an office building located in San Francisco, California because of rising real estate values in the area. The Phantom—Vegas sale was made to former members of the Company’s management.

The table below summarizes the asset and liability values at the time of disposal and the resulting gain or loss recorded.

Divested Asset	Segment	Loss (Gain) on Sale	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
		(in thousands)
2009 Divestitures
Boston venues	North American Music	$(60)	$127	$22,422	$1,232	$—
MLK	International Music	$(1,564)	$—	$7,419	$—	$—
2007 Divestitures
Donington Park	Other	$(3,551)	$2,390	$15,935	$(689)	$687
Phantom—Vegas	Other	$8,148	$30,193	$—	$5,118	$12,927
Starwood Amphitheater	North American Music	$(527)	$—	$3,517	$—	$—
San Francisco office building	North American Music	$(5,995)	$—	$2,321	$50	$—
Hammersmith Apollo and Forum	International Music	$(12,897)	$—	$15,193	$845	$—
Seven clubs	International Music	$(5,760)	$2,160	$7,635	$4,048	$—

NOTE 3—BUSINESS ACQUISITIONS

The Company made acquisition-related net cash payments of $17.1 million, $19.7 million and $124.3 million during the years ended December 31, 2009, 2008 and 2007, respectively. In 2009 and 2008, these payments related to four and nine acquisitions, respectively, including music promoters, venue operators and an artist merchandise service provider, as well as various contingent payments on prior year acquisitions. During 2009, 13,554 shares held by the Company pursuant to a pledge agreement were returned to the Company following finalization of a working capital adjustment for a 2007 acquisition.

The following is a summary of the assets and liabilities acquired, the consideration given, net of cash received, and acquisition accounting adjustments recorded for all acquisitions during 2009 and 2008:

	2009	2008
	(in thousands)
Accounts receivable	$10,029	$13,629
Property, plant and equipment	4,643	6,533
Intangible assets	11,622	71,158
Goodwill	6,669	69,695
Other assets	1,795	13,165

	34,758	174,180
Long-term debt, assumed, including current portion	(2,726)	(2,015)
Other liabilities	(22,545)	(98,951)
Deferred purchase consideration	7,392	(20,799)
Long-term debt, issued, including current portion	—	(32,758)
Common stock returned (issued)	220	—

Cash paid for acquisitions, net	$17,099	$19,657

Included in the table above is an installment payment in 2009 of $7.4 million towards the purchase price for the Company’s acquisition of the operating company that manages and holds the lease for the Heineken Music Hall. The deferred purchase price was accrued in 2008 at the time of the acquisition.

The Company is in the process of finalizing its acquisition accounting for recent acquisitions which could result in a change to the relevant purchase price allocations.

The Company has entered into certain agreements relating to acquisitions that provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired company. For contingent payments related to acquisitions consummated before the adoption of the relevant provisions of ASC 805 on January 1, 2009, cash payments have been recorded to goodwill. During the years ended December 31, 2009, 2008 and 2007, the cash payments discussed above include contingent payments of $2.1 million, $3.7 million and $2.0 million, respectively, that were recorded to goodwill. For acquisitions completed prior to the January 1, 2009 adoption of new accounting provisions for business acquisitions, the Company will continue to accrue additional amounts related to such contingent payments if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent payments, if performance targets are met, will not significantly impact the Company’s financial position or results of operations.

NOTE 4—RESTRUCTURING

As part of the Company’s acquisition of Mean Fiddler, subsequently renamed Festival Republic, in July 2005, the Company recorded an accrual in its International Music segment primarily related to lease terminations. As of December 31, 2009, the accrual balance for the Mean Fiddler restructuring was $0.8 million.

In addition, the Company has a remaining restructuring accrual of $0.7 million as of December 31, 2009, related to its merger with Clear Channel in August 2000.

In total, the Company has recorded a liability in acquisition accounting related to severance for terminated employees and lease terminations as follows:

	2009	2008
	(in thousands)
Severance and lease termination costs:
Accrual at January 1	$1,740	$3,543
Restructuring accruals recorded	—	—
Payments charged against restructuring accruals	(259)	(537)
Adjustments and foreign currency	13	(1,266)

Remaining accrual at December 31	$1,494	$1,740

The remaining severance and lease accrual is comprised of $0.6 million of severance and $0.9 million of lease termination costs. The severance accrual includes amounts that will be paid over the next several years related to deferred payments to former employees, as well as other compensation. The lease termination accrual will be paid over the next 14 years. For the year ended December 31, 2008, there was $0.5 million charged to the restructuring reserve related to severance with no charges recorded for the year ended December 31, 2009.

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

In October 2009, the Company sold its remaining theatrical venues and operations in the United Kingdom for a gross sales price of approximately $148.7 million to The Ambassador Theatre Group Limited. After fees, expenses, an adjustment to replace the show cash of the theatrical business that was previously removed from the operations and utilized by the Company and a working capital adjustment, the Company received approximately $111.3 million of net proceeds. The sale of the U.K. theatrical business resulted in a total tax-free gain of $56.6 million.

The Company has reported the North American theatrical business, the motor sports business, the events business and the U.K. theatrical business as discontinued operations in accordance with ASC topic 205, Presentation of Financial Statements. Accordingly, the results of operations for all periods presented have been reclassified. Included in discontinued operations are the Company’s disposals of investments in nonconsolidated affiliates which were part of the businesses sold. During 2009, the Company sold its 33% interest in Dominion which was part of the U.K. theatrical business. During 2008, the Company sold its 45% interest in NBC-Live Nation Ventures, LLC which was part of the motor sports business. During 2007, the Company sold the Oriental Theater and its 50% interest in BIC which were part of the North American theatrical business. Also included in discontinued operations in 2008 is the impairment of $29.2 million for the events business as discussed above.

Summary operating results of discontinued operations are as follows:

	2009	2008	2007
	(in thousands)
Revenue	$50,985	$241,776	$549,592
Operating expenses	38,229	237,063	504,213
Gain on sale of operating assets	(6,659)	(2,216)	(31,315)
Other income—net	(364)	(775)	(13,983)

Income from discontinued operations before income taxes	19,779	7,704	90,677
Income tax expense (benefit)	(1,903)	11,828	34,863

Income (loss) from discontinued operations before loss (gain) on disposal	21,682	(4,124)	55,814
Loss (gain) on disposal, net of tax of $64.6 million for the year ended December 31, 2008	(54,595)	(99,777)	824

Income from discontinued operations, net of tax	76,277	95,653	54,990
Income from discontinued operations attributable to noncontrolling interests	—	161	1,709

Income from discontinued operations attributable to Live Nation Entertainment, Inc.	$76,277	$95,492	$53,281

The table below summarizes the asset and liability values at the time of disposal and the resulting gain or loss recorded.

Divested Asset	Segment	Loss (gain) on sale	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities	Accumulated OCI
		(in thousands)
2009 Divestitures
U.K. theatrical business	Other	$(56,599)	$16,850	$103,173	$61,705	$111	$3,585
Dominion Theatre	Other	$(6,952)	$—	$4,672	$—	$—	$(150)
2008 Divestitures
NBC JV	Other	$(2,507)	$683	$100	$—	$—	$—
North American theatrical business	Other	$(17,767)	$65,820	$72,351	$79,938	$(38)	$(1,846)
Motor Sports business	Other	$(144,973)	$15,458	$12,285	$(1,634)	$393	$(20)
Events business	Other	$(809)	$3,644	$10,043	$—	$—	$—
2007 Divestitures
Oriental Theater and BIC	Other	$(30,939)	$4	$27,666	$(341)	$14	$—

NOTE 6—INVESTMENTS

The Company has investments in various nonconsolidated affiliates. These investments are not consolidated, but are accounted for either under the equity or cost methods of accounting whereby the Company records its investments in these entities in the balance sheet as investments in nonconsolidated affiliates. The Company’s interests in their operations are recorded in the statement of operations as equity in (earnings) losses of nonconsolidated affiliates. Investments in nonconsolidated affiliates in which the Company owns 20% to 50% of the voting common stock or otherwise exercises significant influence over operating and financial policies of the nonconsolidated affiliate are accounted for using the equity method of accounting. Investments in nonconsolidated affiliates in which the Company owns less than 20% of the voting common stock are accounted for using the cost method of accounting. During 2009, the Company sold its 33% interest in Dominion, a U.K. theatrical company involved in venue operations. The equity in earnings for Dominion are now reported in discontinued operations following the disposal of the Company’s remaining theatrical venues and operations in the United Kingdom. The following includes the Company’s significant investment in nonconsolidated affiliates accounted for under the equity method of accounting.

Delirium Concert, L.P.

The Company owned a 50% interest in a joint venture with Cirque Du Soleil which was formed in 2005 to develop, produce and promote a new type of live entertainment musical and visual event. The touring event associated with this joint venture ended in the second quarter of 2008 and the joint venture was dissolved in 2009.

Summarized unaudited balance sheet and unaudited income statement information for the Company’s investment that was considered significant for the year ended December 31, 2007 is as follows (no investments were considered significant for the years ended December 31, 2008 and 2009):

	2009	2008	2007
Delirium Concert(1)	(in thousands)
Current assets	$—	$9,358	$17,110
Noncurrent assets	$—	$—	$—
Current liabilities	$—	$10,991	$14,545
Noncurrent liabilities	$—	$3,500	$3,500
Revenue	$—	$15,769	$44,762
Operating loss	$—	$(4,215)	$(13,157)
Net income (loss)	$—	$(4,198)	$(13,157)

(1)	Included in Delirium Concert’s operating loss is amortization of production costs related to the event.

There were no accumulated undistributed earnings included in accumulated deficit for these investments for the years ended December 31, 2009, 2008 and 2007.

The Company’s investment assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For the year ended December 31, 2008, the Company recorded an impairment related to its investments in nonconsolidated affiliates of $1.4 million in equity in (earnings) losses of nonconsolidated affiliates as a component of other expense (income)—net in discontinued operations. For the year ended December 31, 2007, the Company recorded an impairment related to investments in nonconsolidated affiliates of $2.7 million in equity in (earnings) losses of nonconsolidated affiliates. There were no impairments recorded for the year ended December 31, 2009.

The Company conducts business with certain of its equity method investees in the ordinary course of business. Transactions relate to venue rentals, management fees, sponsorship revenue, and reimbursement of certain costs. Expenses of $7.4 million, $3.1 million and $4.1 million were incurred in 2009, 2008 and 2007, respectively, and revenue of $4.6 million, $2.3 million and $2.1 million were earned in 2009, 2008 and 2007, respectively, from these equity investees for services rendered or provided in relation to these business ventures.

NOTE 7—LONG-TERM DEBT

Long-term debt, which includes capital leases, at December 31, 2009 and 2008, consisted of the following:

	December 31,
	2009	2008
	(in thousands)
Senior Secured Credit Facility:
Term loan	$343,483	$418,066
Revolving credit facility	101,335	122,000
2.875% convertible senior notes due 2027, net of unamortized discount of $52.8 million in 2009 and $61.6 million in 2008	167,217	158,407
Other long-term debt	128,034	125,647

	740,069	824,120
Less: current portion	41,032	48,637

Total long-term debt, net of discount	$699,037	$775,483

Future maturities of long-term debt at December 31, 2009 are as follows:

(in thousands)
2010	$41,032
2011	25,719
2012	132,959
2013	339,949
2014	239,886
Thereafter	13,306

Total	792,851
Debt discount	(52,782)

Total, net of discount	$740,069

All long-term debt without a stated maturity date is considered current and is reflected as maturing in the earliest period shown in the table above. See Note 10 for discussion of fair value measurement of the Company’s long-term debt.

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

The interest rate paid on the Company’s $285 million, multi-currency revolving credit facility depends on its total leverage ratio. In addition to paying interest on outstanding principal under the credit facility, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. As of December 31, 2009, the commitment fee rate was 0.375%. The Company is also required to pay customary letter of credit fees, as necessary. In the event the Company’s leverage ratio improves, the interest rate on revolving credit borrowings declines gradually to 1.25% above LIBOR at a total leverage ratio of less than, or equal to, 1.25 times.

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

At December 31, 2009, the outstanding balance on the term loans and revolving credit facility was $343.5 million and $101.3 million, respectively. Taking into account letters of credit of $42.3 million, $141.4 million was available for future borrowings. Under the senior secured credit facility, the Company is required to make minimum quarterly principal repayments for the term loans. The Company has a term loan maturing in June 2013, for which minimum principal repayments aggregating to approximately $2.0 million per year, paid quarterly, are required through March 2013, with the balance due at maturity. The

Company also has a term loan maturing in December 2013, for which minimum principal repayments aggregating to approximately $1.4 million per year, paid quarterly, are required through September 2013, with the balance due at maturity. The revolving credit portion of the credit facility matures in June 2012. At December 31, 2009, the weighted average interest rate, including the impact of the interest rate swap agreements, on term loans under this credit facility was 5.94%.

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

As of December 31, 2009 and 2008, the carrying amount of the equity component of the notes was $73.0 million. As of December 31, 2009, the principal amount of the liability component (face value of the notes), the unamortized discount and the net carrying amount of the notes was $220.0 million, $52.8 million and $167.2 million, respectively. As of December 31, 2008, the principal amount of the liability component (face value of the notes), the unamortized discount and the net carrying amount of the notes was $220.0 million, $61.6 million and $158.4 million, respectively. As of December 31, 2009, the remaining period over which the discount will be amortized is approximately five years. At December 31, 2009, the value of the notes if converted and fully settled in shares does not exceed the principal amount of the notes. For the years ended December 31, 2009, 2008 and 2007, the effective interest rate on the liability component of the notes was 9.7%. The following table summarizes the amount of pre-tax interest cost recognized on the notes:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Interest cost recognized relating to:
Contractual interest coupon	$6,325	$6,325	$2,899
Amortization of debt discount	8,811	7,995	3,413
Amortization of debt issuance costs	703	703	322

Total interest cost recognized on the notes	$15,839	$15,023	$6,634

See Note 9 for discussion on the accounting for derivative instruments embedded within the 2.875% convertible senior notes.

Other Long-term Debt

Other long-term debt is comprised of capital leases of $12.3 million and notes payable and other debt of $115.7 million, including debt to a noncontrolling interest partner of $31.9 million, debt related to the redevelopment of the O2 Dublin of $24.4 million and $51.3 million of long-term debt for AMG which consists of seven notes and a revolver. Total notes payable consists primarily of twenty-one notes with interest rates ranging from 3.1% to 11.0% and maturities of up to ten years.

Debt Covenants

The significant covenants on the Company’s multi-currency senior secured credit facility relate to total leverage, senior leverage, interest coverage and capital expenditures contained and defined in the credit agreement. The adjusted leverage ratio covenant requires the Company to maintain a ratio of consolidated total indebtedness minus unrestricted cash and cash equivalents, up to a maximum of $150 million (all as defined by the credit agreement), to consolidated earnings-before-interest-taxes-depreciation-and-amortization (as defined by the credit agreement, “Adjusted Consolidated EBITDA”) of less than 4.0 times, provided that aggregated subordinated indebtedness and permitted holding company indebtedness (as defined by the credit agreement) is less than $25 million or 6.0 times if greater than $25 million; therefore, the Company is currently subject to an adjusted leverage ratio of less than 6.0 times. The adjusted senior leverage covenant, which is only applicable provided aggregate subordinated indebtedness and permitted holding company indebtedness is greater than $25 million, requires the Company to maintain a ratio of adjusted consolidated senior indebtedness minus unrestricted cash and cash equivalents to Adjusted Consolidated EBITDA of less than 4.0 times. The adjusted interest coverage covenant requires the Company to maintain a minimum ratio of Adjusted Consolidated EBITDA to cash interest expense (as defined by the credit agreement) of 2.5 times. The capital expenditure covenant limits annual capital expenditures (as defined by the credit agreement) to $110 million or less, subject to a carryover provision of up to an additional $110 million. In the event that the Company does not meet these covenants, the Company is considered to be in default on the credit facilities at which time the credit facilities may become immediately due. This credit facility contains a cross default provision that would be triggered if the Company were to default on any other indebtedness greater than $10 million.

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

At December 31, 2009, the Company was in compliance with all debt covenants. The Company expects to remain in compliance with all of these covenants throughout 2010.

NOTE 8—REDEEMABLE PREFERRED STOCK

As of December 31, 2009, one of the Company’s subsidiaries had 200,000 shares of Series A redeemable preferred stock, par value $.01 per share, and 200,000 shares of Series B redeemable preferred stock, par value $.01 per share, outstanding (collectively, the “Preferred Stock”) with an aggregate liquidation preference of $40.0 million. The Preferred Stock accrues dividends at 13% per annum and is mandatorily redeemable on December 21, 2011. The Company will be required to make an offer to purchase the Series A and Series B redeemable preferred stock at 101% of each series’ liquidation preference in the event of a change of control (as defined). The Series A and Series B redeemable preferred stock will rank pari passu to each other and will be senior to all other classes or series of capital stock of the issuer with respect to dividends and with respect to liquidation or dissolution of the issuer.

The Amended Preferred Stock Certificate contains a number of covenants that, among other things, restrict the Company’s ability to incur additional debt, issue certain equity securities, create liens, merge or consolidate, modify the nature of the Company’s business, make certain investments and acquisitions, transfer and sell material assets, enter into sale-leaseback transactions, enter into swap agreements, pay dividends and make distributions, and enter into agreements with affiliates. If the Company defaults under any of these covenants, the Company will have to pay additional dividends. Due to its legal structure, the Merger is not considered a restricted transaction or change of control under these covenants.

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

At December 31, 2009, the Company was in compliance with all Preferred Stock covenants. The Company expects to remain in compliance with all of the Company’s Preferred Stock covenants throughout 2010.

NOTE 9—DERIVATIVE INSTRUMENTS

The Company is required to recognize all of its derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. Refer to Note 10 for fair value measurement of derivative instruments. In the first quarter of 2009, the Company adopted the new accounting guidance codified in ASC 815 which required expanded disclosures for derivative instruments. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. The Company formally documents all relationships between designated hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. The Company formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are designated in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting. The Company accounts for its derivative instruments that are not designated as hedges at fair value with changes in fair value recorded in earnings to the same line item associated with the forecasted transaction. The Company does not enter into derivative instruments for speculation or trading purposes.

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

At December 31, 2009, the Company has one interest rate swap agreement designated as a cash flow hedge for accounting purposes. The purpose of the interest rate swap agreement is to effectively convert a portion of its floating-rate debt to a fixed-rate basis. The principal objective of this contract is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s variable-rate debt, thus reducing the impact of interest rate changes on future interest cash flows. This contract involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amount. The Company reclassifies the unrealized gain (loss) from accumulated OCI into earnings when interest expense is recognized on its variable-rate debt. Approximately 44% of the Company’s outstanding term loans under the senior secured credit facility had their interest payments designated as the hedged forecasted transactions against the interest rate swap agreements at December 31, 2009. Information regarding this interest rate swap as of December 31, 2009 was as follows:

Notional Amount	Receive	Pay	Maturity Date	Loss (Gain) Expected to be Reclassified into Earnings within the Next Twelve Months
(in thousands)
$ 150,000	Floating	Fixed 3.35%	September 30, 2010	$ 3,255

$ 150,000				$ 3,255

At December 31, 2009, the Company has one forward currency contract which is designated as a cash flow hedge for accounting purposes. The principal objective of the forward currency contract is to eliminate or reduce the impact from the currency rate fluctuation on the cash outflows related to a short-term forecasted artist fee commitment to be paid by the Company. The notional amount of this contract is $2.0 million and it will mature on June 1, 2010. The strike price is 1.4859 U.S. dollar versus Euro. The estimated net amount of gain in the amount of $71,000 is expected to be reclassified into earnings within the next 12 months.

In August 2009, the Company de-designated an interest rate swap which had previously been designated as a cash flow hedging instrument. This interest rate swap converts a notional amount of $162.5 million floating-rate debt to a fixed-rate basis of 3.29%, and will mature on March 31, 2011. The unrealized loss on this swap, determined to be $6.0 million at the date of de-designation, remained in the accumulated OCI account. The unrealized loss will be realized, or amortized, into earnings as the related periodic forecasted interest rate cash flows occur. The related loss amortized into earnings was $2.2 million for the year ended December 31, 2009. Upon de-designation, this interest rate swap no longer receives hedge accounting treatment and prospective changes in fair value are recognized in earnings during the period of change.

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

The Company’s 2.875% convertible senior notes issued in July 2007 include certain provisions which are bifurcated from the notes and accounted for as derivative instruments. At the date of issuance and as of December 31, 2009, the fair value of these provisions is considered de minimis.

The Company uses forward currency contracts to reduce its exposure to foreign currency risk. The principal objective of such contracts is to minimize the risks and/or costs associated with short-term artist fee commitments. At December 31, 2009, the Company has forward currency contracts outstanding with a notional amount of $5.9 million. These forward currency contracts have not been designated as hedging instruments. The change in fair value of these instruments from date of purchase through December 31, 2009 resulted in a nominal gain which was recorded in the Company’s results of operations.

The fair value of derivative instruments in the consolidated balance sheet as of December 31, 2009 was as follows:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Interest rate swap	Other long-term assets	$—	Other current liabilities	$(3,255)
Forward currency contract	Other current assets	71	Other current liabilities	—

Total derivatives designated as hedging instruments		71		(3,255)

Derivatives not designated as hedging instruments:
Interest rate swaps	Other long-term assets	378	Other long-term liabilities	(6,603)
Forward currency contracts	Other current assets	137	Other current liabilities	—
Contingent interest provision on 2.875% convertible senior notes(1)		—		—

Total derivatives not designated as hedging instruments		515		(6,603)

Total derivatives		$586		$(9,858)

(1)	At the date of issuance and as of December 31, 2009, this fair value was considered de minimis.

The effect of derivative instruments on the consolidated statements of operations for the year ended December 31, 2009 was as follows:

Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(in thousands)
Interest rate swap	$(5,420)	Interest expense	$(7,020)	Other expense (income)—net	$—

Forward currency contract	$71	Direct operating expenses	$—	Other expense (income)—net	$—

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives
	(in thousands)
Interest rate swaps (1)	$(1,271)	Interest expense

Forward currency contracts	$868	Direct operating expenses

Forward currency contracts related to business unit disposal (2)	$(318)	Income from discontinued operations

Contractual guarantee (3)	$(2,398)	Depreciation and amortization expense

Contingent interest provision on 2.875% convertible senior notes (4)	$—	Other expense (income)—net

(1)	Includes an interest rate swap that was de-designated in the third quarter of 2009. The de-designated instrument contributed a $2.2 million loss from OCI that is included in the amount reported in this table. At December 31, 2009, a $3.8 million loss remains in OCI to be amortized into earnings in future periods.

(2)	Amount relates to the October 2009 U.K. theatrical venues sale which is discussed in Note 5.

(3)	The contractual guarantee was settled in the first quarter of 2009.

(4)	As of and for the year ended December 31, 2009, this provision was considered de minimis and no gain (loss) was recognized.

NOTE 10—FAIR VALUE MEASUREMENTS

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis, as of December 31, 2009 and 2008, which are classified as other current assets, other long-term assets, other current liabilities and other long-term liabilities:

	Fair Value Measurements				Fair Value Measurements
	at December 31, 2009				at December 31, 2008
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)				(in thousands)
Assets:
Forward currency contracts	$—	$208	$—	$208	$—	$—	$—	$—
Investments in Rabbi Trusts	3,431	—	—	3,431	2,133	—	—	2,133

Total	$3,431	$208	$—	$3,639	$2,133	$—	$—	$2,133

Liabilities:
Forward currency contracts	$—	$—	$—	$—	$—	$733	$—	$733
Interest rate swaps	—	9,480	—	9,480	—	12,045	—	12,045
Embedded derivatives	—	—	—	—	—	18,261	—	18,261
Other liabilities	3,431	—	—	3,431	2,133	—	—	2,133

Total	$3,431	$9,480	$—	$12,911	$2,133	$31,039	$—	$33,172

Forward currency contracts are based on observable market transactions of spot and forward rates. Investments held in Rabbi Trusts include exchange-traded equity securities and mutual funds. Fair values for these investments are based on quoted prices in active markets. Interest rate swaps include plain vanilla swaps. Fair values for these financial instruments are based upon inputs corroborated by observable market data with similar tenors. Embedded derivatives include a bifurcated derivative from a contractual arrangement which was settled in the first quarter of 2009. The fair value of this instrument was based upon inputs that were observable in the market. Other liabilities represent deferred compensation obligations to employees under certain plans. The liabilities related to these plans are adjusted based on changes in the fair value of the underlying employee-directed investments and therefore are classified consistent with the investments.

Due to their short maturity, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximated their fair values at December 31, 2009 and 2008. The Company’s debt is not publicly-traded and because the majority of the interest on this debt accrues at a variable rate, the carrying amounts of long-term debt typically approximate their fair value, however, due to recent market volatility, a fair value cannot be determined. The 2.875% convertible senior notes can be traded, but not on a public market, and therefore their fair value cannot be approximated at December 31, 2009 and 2008.

The Company has fixed-rate debt with a noncontrolling interest partner of $31.9 million and $39.0 million at December 31, 2009 and 2008, respectively. The Company is unable to determine the fair value of this debt.

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

As of December 31, 2009, the Company’s future minimum rental commitments under non-cancelable operating lease agreements with terms in excess of one year, minimum payments under non-cancelable contracts in excess of one year and capital expenditure commitments consist of the following:

	Non-cancelable Operating Leases	Non-cancelable Contracts	Capital Expenditures
	(in thousands)
2010	$81,914	$505,975	$4,725
2011	81,831	131,287	25
2012	79,865	95,891	25
2013	76,060	105,742	25
2014	72,927	50,901	25
Thereafter	959,451	119,519	75

Total	$1,352,048	$1,009,315	$4,900

Commitment amounts for non-cancelable operating leases and non-cancelable contracts which stipulate an increase in the commitment amount based on an inflationary index have been estimated using an inflation factor of 2.7% for North America and 2.4% for the United Kingdom.

Minimum rentals of $100.9 million to be received in years 2010 through 2020 under non-cancelable subleases are excluded from the commitment amounts in the above table.

Total rent expense charged to operations for 2009, 2008 and 2007 was $101.7 million, $100.1 million and $89.7 million, respectively. In addition to the minimum rental commitments included in the table above, the Company has leases, including a capital lease entered into during 2007 that contain contingent payment requirements for which payments vary depending on revenue, tickets sold or other variables. Contingent rent expense charged to operations for 2009, 2008 and 2007 was $20.2 million, $18.8 million and $17.0 million, respectively. The above does not include rent expense for events in third-party venues.

In February 2009, the Company entered into the Merger Agreement with Ticketmaster. The Merger Agreement may be terminated by either Live Nation or Ticketmaster under certain circumstances and Live Nation or Ticketmaster may, under certain specified circumstances, be required to pay the other party a termination fee of $15.0 million in addition to the reimbursement of reasonable and documented out-of-pocket expenses incurred by the other party in connection with the transaction. The Merger closed on January 25, 2010 and no termination fee was required to be paid.

In October 2009, the Company entered into an agreement with Michael Rapino that entitles Mr. Rapino, upon completion of the Merger, to (a) $3.0 million cash bonus and (b) a grant of 350,000 shares of restricted Live Nation common stock vesting (i) in equal installments on each of the first four anniversaries of the closing of the Merger or (ii) with respect to each installment, if later than the applicable vesting anniversary, the first date on which the average closing trading price of Live Nation common stock over any consecutive 12-month period exceeds $20 per share. The Merger closed on January 25, 2010. See further discussion in Note 20. No liability was accrued for this contingency as of December 31, 2009.

In connection with asset and business disposals, the Company generally provides indemnifications to the buyers including claims resulting from employment matters, commercial claims and governmental actions that may be taken against the assets or businesses sold. Settlement of these claims is subject to various statutory limitations that are dependent upon the nature of the claim. As of December 31, 2009, the Company has recorded $6.4 million related to indemnifications provided for asset and business disposals during 2009.

During 2006, in connection with the Company’s acquisition of Historic Theatre Group, the Company guaranteed obligations related to a lease agreement. In the event of default, the Company could be liable for obligations which have future lease payments (undiscounted) of approximately $27.8 million through the end of 2035. The scheduled future minimum rentals for this lease for the years 2010 through 2014 are $1.6 million each year. The venues under the lease agreement were included in the sale of the Company’s North American theatrical business. The Company entered into an Assumption Agreement with the buyer in connection with the sale, under which the buyer is assuming the Company’s obligations under the guaranty, however the Company remains contingently liable to the lessor. The Company believes that the likelihood of a material liability being triggered under this lease is remote, and no liability has been accrued for these contingent lease obligations as of December 31, 2009.

As of December 31, 2009 and 2008, the Company guaranteed the debt of third parties of approximately $4.3 million and $3.5 million, respectively, primarily related to maximum credit limits on employee and tour-related credit cards and bank lines of credit of a nonconsolidated affiliate and a third-party promoter.

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

Transactions with Clear Channel Directors

The Company has two non-employee directors as of December 31, 2009 on its board of directors that are also directors and executive officers of Clear Channel. These two directors receive directors’ fees, stock options and restricted stock awards as do other non-employee members of the Company’s board of directors.

Transactions with Clear Channel

From time to time, the Company purchases advertising from Clear Channel and its subsidiaries in the ordinary course of business. For the years ended December 31, 2009, 2008 and 2007, the Company recorded $8.3 million, $13.2 million and $10.3 million, respectively, as components of direct operating expenses and selling, general and administrative expenses for these advertisements.

Pursuant to a transition services agreement, subsequent to the Separation, Clear Channel provided to the Company certain corporate and information technology services; no services are now being provided. No expense was recorded for the years ended December 31, 2009 or 2008. For the year ended December 31, 2007, the Company recorded an aggregate of $2.0 million for these services as a component of selling, general and administrative expenses and corporate expenses.

In connection with the Separation, the Company entered into various lease and licensing agreements with Clear Channel primarily for office space occupied by the Company’s employees. For the years ended December 31, 2009, 2008 and 2007, the Company recorded $0.8 million, $0.8 million and $0.7 million, respectively, as a component of selling, general and administrative expenses related to these agreements.

Other Relationships

Transactions with Directors

Through a stock purchase agreement in September 2007, the Company completed the purchase of all of the equity interests in the CPI Companies that the Company did not already own. Michael Cohl, a director of Live Nation at the time, owned both a direct and an indirect ownership interest in the CPI Companies at the time of the completion of this purchase. The CPI Companies and the Company concurrently entered into a services agreement with KSC which provided for the executive services of Mr. Cohl, pursuant to which Mr. Cohl served as Chief Executive Officer of the CPI Companies and Chairman and Chief Executive Officer of the Company’s former Live Nation Artists division for a term of five years. In June 2008, the parties entered into an amendment to the services agreement, under which Mr. Cohl will perform consulting services for the Company through June 2012. In connection with this amendment, the Company paid KSC a lump-sum payment of $4.5 million as full payment for Mr. Cohl’s services under the consulting engagement. As part of that amendment, Mr. Cohl resigned as a director of the Company and from all offices he held with the Company. For the year ended December 31, 2009, no payment was made to KSC. For the year ended December 31, 2008 and 2007, KSC was paid $0.8 million and $1.2 million, respectively, under the original services agreement. In addition, in March 2008, KSC was awarded a bonus of 41,220 shares of the Company’s common stock that were issued in April 2008.

Other Related Parties

During the years ended December 31, 2009 and 2008, the Company paid $8.3 million and $10.6 million, respectively, in connection with three acquisitions of companies owned by various members of management of the Company’s subsidiaries. Two of these acquisitions were of companies that held leases of venues and the third acquisition related to a company that promotes a festival.

During the year ended December 31, 2009, the Company received $21.3 million in connection with the sale of interests in three venues to an entity partially owned by employees of one of the Company’s subsidiaries.

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

	2009	2008	2007
	(in thousands)
Other related parties revenue	$2,778	$2,311	$824

Other related parties expenses	$17,335	$20,157	$11,189

None of these transactions were with directors or executive officers of the Company.

NOTE 13—INCOME TAXES

Significant components of the provision for income tax expense (benefit) are as follows:

	2009	2008	2007
	(in thousands)
Current—federal	$184	$(47,625)	$(22,924)
Current—foreign	13,397	20,226	26,355
Current—state	6,003	(956)	(2,751)

Total current	19,584	(28,355)	680
Deferred—federal	82	2,741	10,459
Deferred—foreign	(5,947)	1,357	(3,755)
Deferred—state	(2,386)	—	1,345

Total deferred	(8,251)	4,098	8,049

Income tax expense (benefit)	$11,333	$(24,257)	$8,729

Current income tax expense increased $47.9 million for the year ended December 31, 2009 as compared to the same period of the prior year due principally to the recognition of tax benefits for losses in the United States during 2008 for which the Company could not recognize tax benefits in the current year. For 2008 and 2007, the Company recorded current benefits in continuing operations for federal income tax purposes resulting from the use of current period losses against gains and income from discontinued operations. Current income tax expense decreased $29.0 million for the year ended December 31, 2008 as compared to the same period of the prior year primarily due to the recognition of tax benefits for losses in the United States during 2008 for which the Company could not recognize tax benefits in the prior year.

Deferred income tax expense decreased $12.3 million for the year ended December 31, 2009 as compared to the same period of the prior year due principally to utilization of foreign deferred tax assets and the reversal of deferred tax liabilities established in connection with non-U.S. business combinations. Deferred income tax expense decreased $4.0 million for the year ended December 31, 2008 as compared to the same period of the prior year due principally to utilization of foreign deferred tax assets and the reversal of deferred tax liabilities established in connection with non-U.S. business combinations.

The domestic loss from continuing operations before income taxes was $195.7 million, $414.9 million and $132.5 million for 2009, 2008 and 2007, respectively. Non-U.S. income from continuing operations before income taxes was $81.0 million, $57.2 million and $78.9 million for 2009, 2008 and 2007, respectively.

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2009 and 2008 are as follows:

	2009	2008
	(in thousands)
Deferred tax liabilities:
Intangible assets	$116,954	$130,033
Prepaid expenses	1,364	1,690
Long-term debt	35,515	35,219

Total deferred tax liabilities	153,833	166,942

Deferred tax assets:
Intangible and fixed assets	113,834	130,164
Accrued expenses	15,746	16,815
Investments in nonconsolidated affiliates	5,309	5,309
Net operating loss carryforwards	101,309	131,564
AMT and FTC carryforwards	56,082	10,456
Bad debt reserves	1,316	2,281
Deferred income	686	212
Other	20,833	15,455

Total gross deferred tax assets	315,115	312,256

Valuation allowance	191,761	180,792

Total deferred tax assets	123,354	131,464

Net deferred tax liabilities	$(30,479)	$(35,478)

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

During 2009, the Company recorded net deferred tax liabilities of $12.4 million due principally to differences in financial reporting and tax bases in assets acquired in business combinations.

During 2008, the Company recorded deferred tax liabilities of $29.0 million due principally to differences in financial reporting and tax bases in assets acquired in business combinations and artist rights agreements. The Company also recorded deferred tax assets of $51.6 million in connection with the Company’s goodwill impairment charge. These deferred tax assets account for the principal change of the net $23.5 million increase in the Company’s net deferred tax liabilities. The Company recorded a $13.3 million decrease to valuation allowances established in connection with the HOB business combination. Also, during 2008, the Company recorded a $4.1 million reversal of deferred tax liabilities in connection with the impairment of goodwill.

Deferred tax assets related to intangibles and fixed assets principally relate to differences in book and tax basis of tax deductible goodwill created from the Company’s various stock acquisitions. In accordance with ASC Topic 350, Intangibles—Goodwill and Other, the Company no longer amortizes goodwill. Thus, a deferred tax benefit for the difference between book and tax amortization for the Company’s tax-deductible goodwill is no longer recognized, as these assets are no longer amortized for book purposes. As the Company continues to amortize its tax basis in its tax deductible goodwill, the deferred tax asset will decrease over time. As of December 31, 2009, the Company has U.S. federal and state deferred tax assets related to net operating loss carryforwards of $70.8 million and $23.4 million, respectively. Based on current statutory carryforward periods, these losses will expire on various dates between the years 2011 and 2029. The amount of U.S. net operating loss carryforwards that will expire if not utilized in 2011 is $4.3 million. The Company’s federal net operating loss is subject to statutory limitations on the amount that can be used in any given year.

The reconciliation of income tax from continuing operations computed at the United States federal statutory tax rates to income tax expense (benefit) is:

	2009	2008	2007
	(in thousands)
Income tax benefit at statutory rates	$(40,137)	$(125,207)	$(18,753)
State income taxes, net of federal tax benefits	6,003	(956)	(2,751)
Differences of foreign taxes from U.S. statutory rates	(5,418)	(4,011)	(4,259)
Non-U.S. income inclusions	39,851	6,711	380
Nondeductible goodwill impairment	3,180	50,190	—
Nondeductible items	3,533	564	11,055
Tax contingencies	(7,358)	1,986	832
Change in valuation allowance	17,848	53,180	28,223
Other, net	(6,169)	(6,714)	(5,998)

	$11,333	$(24,257)	$8,729

During 2009, the Company recorded tax expense of approximately $11.3 million on losses from continuing operations before tax of $114.7 million. Income tax expense is principally attributable to the Company’s earnings in non-U.S. tax jurisdictions.

During 2008, the Company recorded tax benefits of approximately $24.3 million on losses from continuing operations before tax of $357.7 million. Income tax benefit is principally attributable to the Company’s recognition of tax losses from operations in the United States. Nondeductible items consist principally of nondeductible goodwill impairments. State tax benefit is attributable to losses in domestic operations. The Company continually reassesses its ability to realize deferred tax assets. In connection with that assessment, during 2008, the Company recorded a valuation allowance of $53.2 million against certain deferred tax assets.

During 2007, the Company recorded tax expense of approximately $8.7 million on losses from continuing operations before tax of $53.6 million. Income tax expense is principally attributable to the Company’s earnings in non-U.S. tax jurisdictions.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. At December 31, 2009 and 2008, the Company had $4.1 million and $22.0 million, respectively, of unrecognized tax benefits. All of these unrecognized tax benefits would favorably impact the effective tax rate if recognized at some point in the future.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the years ended December 31, 2009, 2008 and 2007, the Company has recognized $0.1 million, $1.2 million and $1.3 million, respectively, of interest and penalties related to uncertain tax positions. As of December 31, 2009 and 2008, the Company accrued interest related to uncertain tax positions of $0.5 million and $2.9 million, respectively.

During 2009, the Internal Revenue Service began an examination of some of the Company’s subsidiaries. During the fourth quarter of 2009, the Company resolved uncertainties with respect to a portion of the Company’s non-U.S. income tax positions and recorded tax benefits to account for the reversal of previously established tax reserves. The tax years 2002 through 2009 remain open to examination by the major tax jurisdictions to which the Company is subject.

The following table summarizes the activity related to the Company’s unrecognized tax benefits for the years ended December 31, 2009 and 2008:

	2009	2008	2007
	(in thousands)
Balance at January 1	$21,952	$24,201	$22,935
Additions:
Tax for current year positions	875	4,480	3,796
Tax for prior year positions	200	—	68
Interest and penalties for prior years	91	1,162	1,278
Reductions:
Settlements for prior year positions	(8,524)	(96)	(3,737)
Settlements for prior year positions in discontinued operations	(5,477)	—	—
Foreign currency	1,402	(7,795)	(139)
Reclassification to other liabilities	(6,375)	—	—

Balance at December 31	$4,144	$21,952	$24,201

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

Common Stock Reserved for Future Issuance

Common stock of approximately 9.0 million shares as of December 31, 2009 is reserved for future issuances under the stock incentive plan (including 7.3 million options and 1.6 million restricted stock awards currently granted).

Earnings per Share

The Company computes net income per common share under the two-class method in accordance with ASC topic 260, Earnings per Share. Under the provisions of ASC topic 260, basic net income per common share is computed by dividing the net income applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income per common share adjusts basic net income per common share for the effects of stock options, restricted stock and other potentially dilutive financial instruments only in the periods in which such effect is dilutive. In July 2007, the Company issued $220 million of 2.875% convertible notes which are considered in the calculation of diluted net income per common share, if dilutive. Dilutive securities at December 31, 2009, 2008 and 2007 include 692,051 shares, 994,372 shares and 927,697 shares of unvested restricted stock, respectively. The unvested restricted stockholders are entitled to participate in dividends declared on common stock as if the shares were fully vested. As a result, for purposes of calculating basic earnings per common share, income attributable to unvested restricted stockholders is excluded from net income. As the Company has a net loss for the years ended December 31, 2009, 2008 and 2007, no loss has been allocated to the unvested restricted stockholders.

The following table sets forth the computation of basic and diluted net loss from continuing operations per common share:

	2009	2008	2007
	(in thousands, except for per share data)
Net loss attributable to Live Nation Entertainment, Inc.	$(60,179)	$(239,412)	$(15,189)
Less income from discontinued operations, net of tax	(76,277)	(95,653)	(54,990)
Less income from continuing operations allocated to participating securities	—	—	—

Net loss from continuing operations allocated to common stockholders—basic	(136,456)	(335,065)	(70,179)
Effect of dilutive securities:
2.875% convertible senior notes	—	—	—
Less income from continuing operations allocated to participating securities	—	—	—

Net loss from continuing operations allocated to common stockholders—diluted	$(136,456)	$(335,065)	$(70,179)

Weighted average common shares—basic	82,652	76,228	68,441
Effect of dilutive securities:
Stock options, restricted stock and warrants	—	—	—
2.875% convertible senior notes	—	—	—

Weighted average common shares—diluted	82,652	76,228	68,441

Basic and diluted net loss from continuing operations per common share	$(1.65)	$(4.39)	$(1.02)

The calculation of diluted net loss per common share includes the effects of the assumed exercise of any outstanding stock options and warrants, the assumed vesting of shares of restricted stock and the assumed conversion of the 2.875% convertible senior notes where dilutive. The following table shows all potentially dilutive securities excluded from the calculation of diluted net loss per common share because such securities are anti-dilutive:

	2009	2008	2007
	(in thousands)
Options to purchase shares of common stock	7,099	4,804	3,881
Restricted stock awards-unvested	692	994	928
Warrants	500	500	—
Conversion shares related to 2.875% convertible senior notes	8,105	8,105	8,105

Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	16,396	14,403	12,914

In January 2010, the Company issued 84.6 million shares of common stock in connection with the Merger.

NOTE 15—STOCK-BASED COMPENSATION

In December 2005, the Company adopted its 2005 Stock Incentive Plan. The plan authorizes the Company to grant stock option awards, director shares, stock appreciation rights, restricted stock and deferred stock awards, other equity-based awards and performance awards. The Company has granted restricted stock awards and options to purchase its common stock to employees, directors and consultants of the Company and its affiliates under the stock incentive plan at no less than the fair market value of the underlying stock on the date of grant. The options are granted for a term not exceeding ten years and the nonvested options are generally forfeited in the event the employee or director terminates his or her employment or relationship with the Company or one of its affiliates. Any options that have vested at the time of termination are forfeited to the extent they are not exercised within the applicable post-employment exercise period provided in their option agreements. These options vest over one to five years. The stock incentive plan contains anti-dilutive provisions that require the adjustment of the number of shares of the Company’s common stock represented by, and the exercise price of, each option for any stock splits or stock dividends.

The Company recorded $12.5 million, $11.1 million and $16.4 million of non-cash compensation expense during the years ended December 31, 2009, 2008 and 2007, respectively, related to stock-based compensation arrangements for stock options and restricted stock awards. Of these amounts, $4.7 million, $4.2 million and $6.3 million was recorded in selling, general and administrative expenses and $7.8 million, $6.9 million and $10.1 million was recorded in corporate expenses, respectively. Additionally, $0.1 million was recorded in discontinued operations for the year ended December 31, 2007 with no expense recorded for the years ended December 31, 2009 and 2008. As of December 31, 2009, there was $16.5 million of total unrecognized compensation cost related to stock-based compensation arrangements for stock options and restricted stock awards. This cost is expected to be recognized over the next five years.

Stock Options

The Company follows the fair value recognition provisions of ASC 718. The fair value of the options is amortized to expense on a straight-line basis over the options’ vesting period. Stock-based compensation expense recognized during the year includes compensation expense for all share-based payments granted on or prior to, but not yet vested at the end of the period, based on the grant date fair value estimated in accordance with the provisions of ASC 718.

The fair value for options in Live Nation stock was estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on implied volatilities of traded options and the historical volatility of stocks of similar companies since the Company’s common stock does not have sufficient trading history to reasonably predict its own volatility. The Company uses the simplified method for estimating the expected life within the valuation model which is the period of time that options granted are expected to be outstanding. The Company uses the simplified method to estimate the expected term as it does not have sufficient historical exercise data due to the limited period of time its equity shares have been publicly traded. The risk free rate for periods within the expected life of the option is based on the U.S. Treasury Note rate. An estimated rate of 10% is used for expected forfeitures of stock options based on historical forfeiture rates of the Company’s stock option plans. The following assumptions were used to calculate the fair value of the Company’s options on the date of grant:

	2009	2008	2007
Risk-free interest rate	2.00%	2.15% - 2.95%	3.63% - 4.88%
Dividend yield	0.0%	0.0%	0.0%
Volatility factors	39.0%	36.3% - 42.0%	28.0%
Weighted average expected life (in years)	6.25 - 6.5	1 - 6.25	5.5 - 7

The following table presents a summary of the Company’s stock options outstanding at, and stock option activity during, the years ended December 31, 2009, 2008 and 2007 (“Price” reflects the weighted average exercise price per share):

	2009		2008		2007
	Options	Price	Options	Price	Options	Price
	(in thousands, except per share data)
Outstanding January 1	4,804	$16.78	3,881	$18.41	2,152	$11.07
Granted	2,385	2.75	1,324	12.27	2,355	24.09
Exercised	—	—	(60)	10.60	(44)	10.60
Forfeited or expired	(90)	11.59	(341)	18.88	(582)	14.88

Outstanding December 31	7,099	$12.13	4,804	$16.78	3,881	$18.41

Exercisable December 31	2,078	$17.21	907	$17.81	62	$11.35
Weighted average fair value per option granted		$4.85		$5.72		$6.12

There were no stock options exercised during the year ended December 31, 2009. The total intrinsic value of stock options exercised during the years ended December 31, 2008 and 2007 were $0.3 million and $0.6 million, respectively. Through December 31, 2009, no tax benefits from the exercise of stock options have been recognized. Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with ASC 718.

There were 0.4 million shares available for future grants under the stock incentive plan at December 31, 2009. Upon share option exercise or vesting of restricted stock, the Company issues new shares to fulfill these grants. Vesting dates on the stock options range from February 2010 to March 2014, and expiration dates range from December 2012 to March 2019 at exercise prices and average contractual lives as follows:

Range of Exercise Prices	Outstanding as of 12/31/09 (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Exercisable as of 12/31/09	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$1.00 - $9.99	2,385	9.2	$2.75	—	$—	—
$10.00 - $14.99	2,529	7.0	$11.07	1,059	$10.97	6.8
$15.00 - $19.99	360	8.0	$17.94	140	$18.45	7.8
$20.00 - $24.99	1,825	7.2	$24.52	879	$24.54	7.2

The total intrinsic value of options exercisable as of December 31, 2009 was zero as the exercise price exceeds the market price.

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

The following table presents a summary of the Company’s restricted stock awards outstanding at December 31, 2009, 2008 and 2007 (“Price” reflects the weighted average share price at the date of grant):

	2009		2008		2007
	Awards	Price	Awards	Price	Awards	Price
	(in thousands, except per share data)
Outstanding January 1	994	$15.76	928	$18.99	361	$12.39
Granted	163	2.54	509	12.28	710	22.53
Forfeited	(14)	18.29	(142)	19.56	(39)	19.70
Vested	(451)	16.56	(301)	18.05	(104)	20.32

Outstanding December 31	692	$12.08	994	$15.76	928	$18.99

The total fair market value of the shares issued upon the vesting of restricted stock awards during the years ended December 31, 2009, 2008 and 2007 was $7.5 million, $5.4 million and $2.1 million, respectively. As of December 31, 2009, there were 150,000 restricted stock awards outstanding which require the Company or the recipient to achieve minimum performance targets in order for the awards to vest.

Bonus Incentives

For 2009, 2008 and 2007, the Company entered into arrangements with certain key employees that allow the Company to issue shares of its common stock in lieu of cash bonus payments. The following table presents a summary of the Company’s non-cash compensation expense related to bonus incentives recorded for the years ending December 31, 2009, 2008 and 2007:

	2009	2008	2007
	(in thousands)
Selling, general and administrative expenses	$4,820	$20,749	$11,118
Corporate expenses	(625)	2,068	835

Total non-cash compensation expense for bonus incentives from continuing operations	$4,195	$22,817	$11,953

Total non-cash compensation expense for bonus incentives from discontinued operations	$(17)	$(732)	$865

Certain bonuses and other compensation for employees that was earned in 2009 will be paid using the Company’s common stock. Such compensation had not been paid as of December 31, 2009. Based on the closing stock price of the Company’s common stock on December 31, 2009, this liability would result in the issuance of approximately 0.5 million shares in 2010.

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

NOTE 16—EMPLOYEE SAVINGS PLANS

The Company’s employees are eligible to participate in various 401(k) savings and other plans established for the purpose of providing retirement benefits for substantially all employees. Through the first quarter of 2009, both the employees and the Company made contributions to the plan. The Company matched 50% of the employee’s first 5% of pay contributed to the plan. Company matched contributions vest to the employees based upon their years of service to the Company. In the second quarter of 2009, the Company suspended matching contributions. Contributions to these plans of $0.7 million, $2.3 million and $1.8 million were charged to expense for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company provides a non-qualified deferred compensation plan for highly compensated employees and directors. The plan allows employees to defer up to 50% of their annual salary and up to 80% of their bonus before taxes and allows directors to defer up to 100% of their compensation. Matching contributions are made at the sole discretion of the Company’s compensation committee and the Company retains ownership of all assets until distributed and records a liability to the employees. The liability under the deferred compensation plan at December 31, 2009 and 2008 was approximately $3.4 million and $2.1 million, respectively, which is recorded in other long-term liabilities.

NOTE 17—OTHER INFORMATION

	For the Year ended December 31,
	2009	2008
	(in thousands)
The following details the components of “Other current assets”:
Inventory	$17,731	$18,107
Cash held in escrow	6,854	7,294
Other	2,548	3,116

Total other current assets	$27,133	$28,517

The following details the components of “Other long-term assets”:
Prepaid management and booking fees	$—	$1,106
Prepaid rent	20,326	20,140
Long-term advances	146,055	154,689
Debt issuance costs	11,682	15,812
Other	18,002	18,467

Total other long-term assets	$196,065	$210,214

The following details the components of “Accrued expenses”:
Accrued event expenses	$74,524	$68,473
Collections on behalf of others	37,478	56,944
Accrued insurance	32,457	22,120
Accrued royalties	19,979	17,639
Accrued payroll and benefits	24,147	24,019
Accrued expenses—other	168,553	189,797

Total accrued expenses	$357,138	$378,992

The following details the components of “Other current liabilities”:
Contractual advances	$750	$29,201
Current deferred tax liabilities	—	1,696
Other	17,934	33,484

Total other current liabilities	$18,684	$64,381

The following details the components of “Other long-term liabilities”:
Deferred taxes	$30,480	$33,782
Unrecognized tax benefits	4,144	21,952
Deferred revenue	3,169	4,536
Deferred rent	40,212	44,831
Other	47,042	41,259

Total other long-term liabilities	$125,047	$146,360

NOTE 18—SEGMENT DATA

The Company’s reportable segments are North American Music, International Music and Ticketing. Prior to 2009, the Company reported an Artist Nation segment, which is now allocated between the North American Music and International Music segments.

The North American Music segment principally involves the promotion of live music events in the Company’s owned and/or operated venues and in rented third-party venues and the operation and management of music venues primarily in the United States and Canada, as well as providing various services to artists including merchandise, artist fan sites and VIP tickets. The International Music segment principally involves the promotion of live music events in the Company’s owned and/or operated venues and in rented third-party venues, the production of music festivals and the operation and management of music venues outside of North America. The Ticketing segment principally involves the management of the Company’s ticketing operations and online and wireless distribution activities, including the continued enhancement of the Company’s primary website, www.livenation.com, in addition to management of the Company’s information technology operations. The Company’s North American theatrical business was sold in January 2008, its motor sports business was sold in September 2008, its events business was sold in October 2008 and its U.K. theatrical business was sold in October 2009. All were previously included in other operations and are now reported as discontinued operations.

The Company has reclassified all periods presented to conform to the current period presentation. Revenue and expenses earned and charged between segments are eliminated in consolidation. Corporate expenses, interest income, interest expense, equity in (earnings) losses of nonconsolidated affiliates, other expense (income)—net, income tax expense (benefit) and net income (loss) attributable to noncontrolling interests are managed on a total company basis.

There are no customers that individually account for more than ten percent of the Company’s consolidated revenue in any year.

	North American Music	International Music	Ticketing	Other	Corporate	Consolidated
	(in thousands)
2009
Revenue	$2,568,494	$1,534,096	$73,572	$4,859	$—	$4,181,021
Direct operating expenses	2,084,769	1,249,339	24,056	(168)	(751)	3,357,245
Selling, general and administrative expenses	385,306	185,499	42,863	5,312	—	618,980
Depreciation and amortization	108,613	34,327	12,621	276	2,281	158,118
Goodwill impairment	9,085	—	—	—	—	9,085
Loss (gain) on sale of operating assets	(895)	(2,065)	5	(28)	—	(2,983)
Corporate expenses	—	—	—	—	56,889	56,889
Acquisition transaction expenses	—	1,117	—	50	34,876	36,043

Operating income (loss)	$(18,384)	$65,879	$(5,973)	$(583)	$(93,295)	$(52,356)

Identifiable assets	$1,446,129	$792,078	$34,975	$20,384	$48,193	$2,341,759
Capital expenditures	$20,495	$17,816	$10,047	$998	$1,801	$51,157

2008
Revenue	$2,678,309	$1,378,104	$22,393	$6,500	$—	$4,085,306
Direct operating expenses	2,161,119	1,127,235	9,370	987	733	3,299,444
Selling, general and administrative expenses	408,067	172,604	33,332	5,582	—	619,585
Depreciation and amortization	99,573	30,418	5,569	533	3,946	140,039
Goodwill impairment	269,902	—	—	—	—	269,902
Loss on sale of operating assets	19	203	—	85	824	1,131
Corporate expenses	—	—	—	—	52,498	52,498

Operating income (loss)	$(260,371)	$47,644	$(25,878)	$(687)	$(58,001)	$(297,293)

Identifiable assets	$1,460,782	$736,136	$39,636	$182,261	$57,908	$2,476,723
Capital expenditures	$62,566	$93,372	$23,757	$4,048	$3,177	$186,920

2007
Revenue	$2,295,535	$1,307,714	$11,358	$20,782	$—	$3,635,389
Direct operating expenses	1,851,588	1,077,805	3,128	10,790	—	2,943,311
Selling, general and administrative expenses	371,109	151,962	15,379	14,809	—	553,259
Depreciation and amortization	77,756	19,855	3,311	952	5,554	107,428
Loss (gain) on sale of operating assets	(6,725)	(18,807)	—	4,966	(169)	(20,735)
Corporate expenses	—	—	—	—	45,854	45,854

Operating income (loss)	$1,807	$76,899	$(10,460)	$(10,735)	$(51,239)	$6,272

Identifiable assets	$1,582,763	$677,857	$19,334	$384,732	$85,134	$2,749,820
Capital expenditures	$46,708	$39,927	$14,180	$8,798	$7,236	$116,849

The following table provides information on the Company’s foreign operations, excluding allocations of the Company’s Global Touring and Artist Services businesses, included in the consolidated amounts above:

	United Kingdom Operations	Other Foreign Operations	Total Foreign Operations	Total Domestic Operations	Consolidated Total
2009
Revenue	$569,376	$885,214	$1,454,590	$2,726,431	$4,181,021
Identifiable assets	$691,203	$530,707	$1,221,910	$1,119,849	$2,341,759

2008
Revenue	$475,474	$947,889	$1,423,363	$2,661,943	$4,085,306
Identifiable assets	$453,823	$547,446	$1,001,269	$1,475,454	$2,476,723

2007
Revenue	$455,099	$780,060	$1,235,159	$2,400,230	$3,635,389
Identifiable assets	$456,703	$461,279	$917,982	$1,831,838	$2,749,820

NOTE 19—QUARTERLY RESULTS OF OPERATIONS (Unaudited)

	March 31,		June 30,		September 30,		December 31,
	2009	2008	2009	2008	2009	2008	2009	2008
	(in thousands)
Revenue	$484,912	$505,622	$1,047,216	$1,109,968	$1,794,588	$1,573,030	$854,305	$896,686
Operating expenses:
Direct operating expenses	373,060	392,028	838,731	884,977	1,467,647	1,291,871	677,807	730,568
Selling, general and administrative expenses	141,118	144,085	155,180	156,905	158,646	165,346	164,036	153,249
Depreciation and amortization	42,083	32,166	35,503	31,081	35,953	29,604	44,579	47,188
Goodwill impairment	—	—	—	—	—	—	9,085	269,902
Loss (gain) on sale of operating assets	(264)	472	(718)	—	(27)	(1,230)	(1,974)	1,889
Corporate expenses	13,316	11,641	11,778	10,474	16,190	13,062	15,605	17,321
Acquisition transaction expenses	3,858	—	14,877	—	7,780	—	9,528	—

Operating income (loss)	(88,259)	(74,770)	(8,135)	26,531	108,399	74,377	(64,361)	(323,431)
Interest expense	17,255	17,677	15,864	16,107	17,438	17,119	15,808	19,201
Interest income	(990)	(1,463)	(576)	(2,614)	(342)	(2,772)	(285)	(1,726)
Equity in (earnings) losses of nonconsolidated affiliates	(183)	322	(633)	1,920	(163)	(1,405)	(872)	(1,679)
Other expense (income) — net	1,694	(898)	(1,087)	(123)	3,858	361	(4,464)	415

Income (loss) from continuing operations before income taxes	(106,035)	(90,408)	(21,703)	11,241	87,608	61,074	(74,548)	(339,642)
Income tax expense (benefit)	86	(15,762)	8,603	13,036	15,215	(31,828)	(12,571)	10,297

Income (loss) from continuing operations	(106,121)	(74,646)	(30,306)	(1,795)	72,393	92,902	(61,977)	(349,939)
Income (loss) from discontinued operations, net of tax	2,964	35,179	3,498	(1,098)	6,779	49,435	63,036	12,137

Net income (loss)	(103,157)	(39,467)	(26,808)	(2,893)	79,172	142,337	1,059	(337,802)
Net income (loss) attributable to noncontrolling interests	(450)	(2,226)	390	(2,241)	9,925	4,344	580	1,710

Net income (loss) attributable to Live Nation Entertainment, Inc.	$(102,707)	$(37,241)	$(27,198)	$(652)	$69,247	$137,993	$479	$(339,512)

Basic net income (loss) per common share attributable to common stockholders:
Income (loss) from continuing operations attributable to Live Nation Entertainment, Inc.	$(1.33)	$(0.97)	$(0.37)	$—	$0.74	$1.14	$(0.74)	$(4.51)
Income (loss) from discontinued operations attributable to Live Nation Entertainment, Inc.	0.04	0.47	0.04	(0.01)	0.08	0.64	0.75	0.15

Net income (loss) attributable to Live Nation Entertainment, Inc.	$(1.29)	$(0.50)	$(0.33)	$(0.01)	$0.82	$1.78	$0.01	$(4.36)

Diluted net income (loss) per common share attributable to common stockholders:
Income (loss) from continuing operations attributable to Live Nation Entertainment, Inc.	$(1.33)	$(0.97)	$(0.37)	$—	$0.71	$1.08	$(0.74)	$(4.51)
Income (loss) from discontinued operations attributable to Live Nation Entertainment, Inc.	0.04	0.47	0.04	(0.01)	0.07	0.58	0.75	0.15

Net income (loss) attributable to Live Nation Entertainment, Inc.	$(1.29)	$(0.50)	$(0.33)	$(0.01)	$0.78	$1.66	$0.01	$(4.36)

NOTE 20—SUBSEQUENT EVENTS

On January 25, 2010, Live Nation and Ticketmaster completed their merger following the receipt of regulatory clearances and approvals from all government authorities required by the merger agreement and the approval of Live Nation and Ticketmaster stockholders. Under the terms of the transaction Ticketmaster stockholders received approximately 1.474 shares of Live Nation common stock for each share of Ticketmaster common stock they owned and Live Nation issued approximately 84.6 million shares of Live Nation common stock to Ticketmaster stockholders in the aggregate. Effective on the date of the Merger, the merged entity bears the name Live Nation Entertainment, Inc. The Company believes the Merger with Ticketmaster will allow the combined company to capitalize on strategic advantages and other opportunities created by combining a global concert business, global ticketing operations and an artist management company, including lowering costs and developing new distribution platforms and new revenue streams (through sponsorships and increased sales and distribution opportunities), based on its belief that the Merger would produce a vertically integrated combined company that would be positioned to address the challenges of serving artists and fans better through improved ticketing options, dynamic promotion arrangements and greater transparency with respect to ticket pricing. As of December 31, 2009, the Company has recorded $34.9 million of acquisition transaction expenses in connection with the Merger. In addition, the Company has recorded $2.7 million of equity issuance costs as a component of additional paid-in capital. As a result of the Merger, the Company’s U.S. federal and state deferred tax assets related to net operating loss carryforwards of $70.8 million and $23.4 million, respectively, as of December 31, 2009 may be subject to further limitations. Due to the timing of the closing of the Merger in late January 2010, the Company is unable to include all of the disclosures required by ASC 805, however, the required disclosures will be included in the Company’s quarterly report on Form 10-Q for the first quarter of its 2010 fiscal year. In addition, certain of the required disclosures will be included in the pro forma financial information which will be filed as an amendment to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2010.

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

Based on their evaluation as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting. The attestation report is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Live Nation Entertainment, Inc

We have audited Live Nation Entertainment, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Live Nation Entertainment, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Live Nation Entertainment, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Live Nation Entertainment, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Live Nation Entertainment, Inc. and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 25, 2010

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

(a)1. Financial Statements.

The following consolidated financial statements are included in Item 8:

(a)2. Financial Statement Schedule.

The following financial statement schedule for the years ended December 31, 2009, 2008 and 2007 is filed as part of this report and should be read in conjunction with the consolidated financial statements.

Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

LIVE NATION ENTERTAINMENT, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

Description	Balance at Beginning of Period	Charges of Costs, Expenses and Other	Write-off of Accounts Receivable	Other (1)		Balance at End of Period
	(in thousands)
Year ended December 31, 2007	$13,465	$11,079	$(5,855)	$239		$18,928

Year ended December 31, 2008	$18,928	$3,898	$(10,812)	$(1,638	)(2)	$10,376

Year ended December 31, 2009	$10,376	$6,877	$(8,676)	$(347	)(2)	$8,230

(1)	Foreign currency adjustments.
(2)	Reclassification of allowance for doubtful accounts to long-term assets and elimination of allowance for doubtful accounts resulting from dispositions.

LIVE NATION ENTERTAINMENT, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Deferred Tax Asset Valuation Allowance

Description	Balance at Beginning of Period	Charges of Costs, Expenses and Other (1)	Deletions	Other (1)	Balance at End of Period
	(in thousands)
Year ended December 31, 2007	$169,262	$28,223	$—	$27,162	$224,647

Year ended December 31, 2008	$224,647	$53,180	$—	$(97,035)	$180,792

Year ended December 31, 2009	$180,792	$17,848	$—	$(6,879)	$191,761

(1)	In 2007, the Company recorded valuation allowances against: (i) previously unrecorded deferred tax assets arising from the Internal Revenue Service settlement of $38.2 million and a capital loss carryforward of $18.9 million, (ii) deferred tax assets established in connection with the HOB and the Signatures business combinations of $1.8 million and (iii) other assets of $(1.1) million. During 2008, principal drivers of other reductions in the valuation allowance were the estimated utilization of U.S. net operating losses of $29.8 million and the establishment of $51.1 million of deferred tax liabilities in connection with 2008 business combinations and artist rights contracts. During 2009, the valuation allowance was adjusted for acquisitions and divestitures.

(a)3. Exhibits.

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Here with
		Form	Exhibit No.	Filing Date	Filed By

2.1	Agreement and Plan of Merger, dated February 10, 2009, between Ticketmaster Entertainment, Inc. and Live Nation, Inc.	8-K	2.1	2/13/2009	Live Nation Entertainment, Inc.

3.1	Amended and Restated Certificate of Incorporation of Live Nation Entertainment, Inc., as amended.					X

3.2	Second Amended and Restated Bylaws of Live Nation, Inc.	8-K	3.2	1/29/2010	Live Nation Entertainment, Inc.

4.1	Rights Agreement, dated December 21, 2005, between CCE Spinco, Inc. and The Bank of New York, as Rights Agent.	8-K	4.1	12/23/2005	Live Nation Entertainment, Inc.

4.2	First Amendment to Rights Agreement, dated February 25, 2009, between Live Nation, Inc. and The Bank of New York Mellon, as Rights Agent.	8-K	4.1	3/3/2009	Live Nation Entertainment, Inc.

4.3	Form of Certificate of Designations of Series A Junior Participating Preferred Stock.	8-K	4.2	12/23/2005	Live Nation Entertainment, Inc.

4.4	Form of Right Certificate.	8-K	4.3	12/23/2005	Live Nation Entertainment, Inc.

10.1	Amended and Restated Credit Agreement, dated July 17, 2008, among Live Nation, Inc., Live Nation Worldwide, Inc. and the foreign borrowers party thereto, as Borrowers, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, Bank of America, N.A., as Syndication Agent, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Co-Lead Arrangers and Joint Bookrunners.	8-K	10.1	7/23/2008	Live Nation Entertainment, Inc.

10.2	Amended and Restated Guarantee and Collateral Agreement, dated June 29, 2007, among Live Nation, Inc., Live Nation Worldwide, Inc., the other subsidiaries of Live Nation, Inc. identified therein and JP Morgan Chase Bank, N.A., as Administrative Agent.	8-K	10.2	7/3/2007	Live Nation Entertainment, Inc.

10.3	Second Amended and Restated Certificate of Incorporation of Live Nation Holdco #2, Inc.	8-K	10.2	7/23/2008	Live Nation Entertainment, Inc.

10.4	Credit Agreement, dated July 25, 2008, among Ticketmaster, the Guarantors party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.	S-1	10.20	8/1/2008	Ticketmaster Entertainment LLC

10.5	Amendment No. 1, dated May 12, 2009, to Credit Agreement, dated July 25, 2008, among Ticketmaster, the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative and Collateral Agent.	10-Q	10.1	11/9/2009	Ticketmaster Entertainment LLC

10.6	Indenture, dated July 16, 2007, between Live Nation, Inc. and Wells Fargo Bank, N.A., as Trustee.	8-K	4.1	7/16/2007	Live Nation Entertainment, Inc.

10.7	Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors identified therein and The Bank of New York Mellon, as Trustee.	S-1	10.21	8/1/2008	Ticketmaster Entertainment LLC

10.8	First Supplemental Indenture, dated August 20, 2008, to the Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors identified therein and The Bank of New York Mellon, as Trustee.	8-K	4.1	8/25/2008	Ticketmaster Entertainment LLC

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Here with
		Form	Exhibit No.	Filing Date	Filed By

10.9	Second Supplemental Indenture, dated April 30, 2009, to the Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors identified therein and The Bank of New York Mellon, as Trustee.	10-Q	10.2	8/13/2009	Ticketmaster Entertainment LLC

10.10	Third Supplemental Indenture, dated July 23, 2009, to the Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors identified therein and The Bank of New York Mellon, as Trustee.	10-Q	10.3	8/13/2009	Ticketmaster Entertainment LLC

10.11	Fourth Supplemental Indenture, dated January 25, 2010, to the Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors named therein and The Bank of New York Mellon, as Trustee.	8-K	4.1	1/29/2010	Live Nation Entertainment, Inc.

10.12	Lockup and Registration Rights Agreement, dated May 26, 2006, among Live Nation, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc. and the other parties set forth therein.	8-K	4.1	6/2/2006	Live Nation Entertainment, Inc.

10.13	Lockup and Registration Rights Agreement, executed September 12, 2007, among Live Nation, Inc., SAMCO Investments Ltd. and Michael Cohl.	8-K	4.1	9/13/2007	Live Nation Entertainment, Inc.

10.14	First Amendment to Lockup and Registration Rights Agreement, executed September 12, 2007, among Live Nation, Inc., Samco Investments Ltd. and Michael Cohl.	10-Q	4.1	5/8/2008	Live Nation Entertainment, Inc.

10.15	Voting Agreement, dated February 10, 2009, between Liberty USA Holdings, LLC and Live Nation, Inc.	8-K	10.1	2/13/2009	Live Nation Entertainment, Inc.

10.16	Stockholder Agreement, dated February 10, 2009, among Live Nation, Inc., Liberty Media Corporation, Liberty USA Holdings, LLC and Ticketmaster Entertainment, Inc.	8-K	10.2	2/13/2009	Live Nation Entertainment, Inc.

10.17	Note, dated January 24, 2010, among Ticketmaster Entertainment, Inc. Azoff Family Trust of 1997 and Irving Azoff.					X

10.18	Registration Rights Agreement, dated January 25, 2010, among Live Nation, Inc., Liberty Media Corporation and Liberty Media Holdings USA, LLC.	8-K	10.1	1/29/2010	Live Nation Entertainment, Inc.

10.19	Tax Matters Agreement, dated December 21, 2005, among CCE Spinco, Inc., CCE Holdco #2, Inc. and Clear Channel Communications, Inc.	8-K	10.2	12/23/2005	Live Nation Entertainment, Inc.

10.20	Employee Matters Agreement, dated December 21, 2005, between CCE Spinco, Inc. and Clear Channel Communications, Inc.	8-K	10.3	12/23/2005	Live Nation Entertainment, Inc.

10.21	Trademark and Copyright License Agreement, dated December 21, 2005, between CCE Spinco, Inc. and Clear Channel Identity, L.P.	8-K	10.4	12/23/2005	Live Nation Entertainment, Inc.

10.22	Tax Sharing Agreement, dated August 20, 2008, among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	8-K	10.2	8/25/2008	Ticketmaster Entertainment LLC

10.23	Form of Indemnification Agreement.					X

10.24	Stock Purchase Agreement, dated September 9, 2008, among Feld Entertainment, Inc., Feld Acquisition Corp., Live Nation Worldwide, Inc. and Live Nation Motor Sports, Inc.	10-Q	10.1	11/7/2008	Live Nation Entertainment, Inc.

10.25	Share Purchase Agreement, dated October 23, 2009, among Apollo Leisure Group Limited, Nederlander International Limited, Dominion Theatre Investments Limited and Live Nation Inc.					X

Exhibit No.	Exhibit Description	Incorporated by Reference					Filed Here with
		Form		Exhibit No.	Filing Date	Filed By

10.26	Share Purchase Agreement, dated November 2, 2009, among Apollo Leisure Group Limited, The Ambassador Theatre Group Limited and Live Nation, Inc.						X

10.27 §	Live Nation, Inc. Amended and Restated 2005 Stock Incentive Plan.	14A		Appendix B	4/4/2007	Live Nation Entertainment, Inc.

10.28 §	First Amendment to Live Nation, Inc. Amended and Restated 2005 Stock Incentive Plan.	424	(B)(3)	Annex J	11/6/2009	Live Nation Entertainment, Inc.

10.29 §	Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	S-8		10.1	1/26/2010	Live Nation Entertainment, Inc.

10.30 §	Clear Channel Entertainment Nonqualified Deferred Compensation Plan.	8-K		10.5	12/23/2005	Live Nation Entertainment, Inc.

10.31 §	Amendment No 1. to the Live Nation, Inc. Nonqualified Deferred Compensation Plan.	S-8		4.2	12/7/2006	Live Nation Entertainment, Inc.

10.32 §	Live Nation, Inc. 2006 Annual Incentive Plan, as Amended and Restated.	14A		Appendix A	4/4/2007	Live Nation Entertainment, Inc.

10.33 §	Amended and Restated Live Nation, Inc. Stock Bonus Plan.	8-K		10.1	1/25/2010	Live Nation Entertainment, Inc.

10.34 §	Amended and Restated Employment Agreement, effective January 1, 2007, between Live Nation Worldwide, Inc. and Michael Rapino.	8-K		10.1	10/9/2007	Live Nation Entertainment, Inc.

10.35 §	First Amendment to Amended and Restated Employment Agreement, effective January 1, 2007, between Live Nation Worldwide, Inc. and Michael Rapino.	10-K		10.18	3/5/2009	Live Nation Entertainment, Inc.

10.36 §	Second Amendment to Amended and Restated Employment Agreement, effective January 1, 2007, between Live Nation Worldwide, Inc. and Michael Rapino.	8-K		10.1	4/24/2009	Live Nation Entertainment, Inc.

10.37 §	Employment Agreement, dated October 21, 2009, among Live Nation, Inc., Live Nation Worldwide, Inc. and Michael Rapino.	8-K		10.1	10/22/2009	Live Nation Entertainment, Inc.

10.38 §	Employment Agreement, dated October 22, 2008, among Irving Azoff, Ticketmaster Entertainment Inc., and for certain purposes, the Azoff Family Trust of 1997.	8-K		10.2	11/4/2008	Ticketmaster Entertainment LLC

10.39 §	Employment Agreement, dated October 21, 2009, among Irving Azoff, Ticketmaster Entertainment, Inc. and the Azoff Family Trust of 1997.	8-K		10.1	10/22/2009	Ticketmaster Entertainment LLC

10.40 §	Amended and Restated Employment Agreement, dated October 21, 2009, between Front Line Management Group, Inc. and Irving Azoff.	8-K		10.2	10/22/2009	Ticketmaster Entertainment LLC

10.41 §	Restricted Stock Award Agreement, dated June 8, 2007, between Front Line Management Group, Inc. and Irving Azoff.	8-K		10.4	11/4/2008	Ticketmaster Entertainment LLC

10.42 §	Employment Agreement, dated March 18, 2008, between Live Nation Worldwide, Inc. and Jason Garner.	8-K		10.1	3/24/2008	Live Nation Entertainment, Inc.

10.43 §	First Amendment to Employment Agreement, dated March 18, 2008, between Live Nation Worldwide, Inc. and Jason Garner.	10-K		10.32	3/5/2009	Live Nation Entertainment, Inc.

10.44 §	Second Amendment to Employment Agreement, dated March 18, 2008, between Live Nation Worldwide, Inc. and Jason Garner.	8-K		10.2	4/24/2009	Live Nation Entertainment, Inc.

10.45 §	Employment Agreement, effective September 1, 2007, between Live Nation Music (UK) Limited and Alan B. Ridgeway.	8-K/A		10.1	8/24/2007	Live Nation Entertainment, Inc.

10.46 §	Employment Agreement, dated March 13, 2006, between SFX Entertainment, Inc. and Michael G. Rowles.	8-K		10.1	2/1/2006	Live Nation Entertainment, Inc.

10.47 §	First Amendment to Employment Agreement, dated March 13, 2006, between SFX Entertainment, Inc. and Michael G. Rowles.	10-Q		10.3	5/10/2007	Live Nation Entertainment, Inc.

10.48 §	Second Amendment to Employment Agreement, dated March 13, 2006, between Live Nation Worldwide, Inc. and Michael G. Rowles.	10-K		10.28	3/5/2009	Live Nation Entertainment, Inc.

10.49 §	Amended and Restated Employment Agreement, effective September 1, 2009, between Live Nation Worldwide, Inc. and Michael G. Rowles.	8-K		10.2	10/22/2009	Live Nation Entertainment, Inc.

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Here with
		Form	Exhibit No.	Filing Date	Filed By

10.50 §	Employment Agreement, effective September 1, 2007, between Live Nation Worldwide, Inc. and Elizabeth K. (Kathy) Willard.	8-K/A	10.2	8/24/2007	Live Nation Entertainment, Inc.

10.51 §	First Amendment to Employment Agreement, effective September 1, 2007, between Live Nation Worldwide, Inc. and Elizabeth K. (Kathy) Willard.	10-K	10.25	3/5/2009	Live Nation Entertainment, Inc.

10.52 §	Amended and Restated Employment Agreement, effective September 1, 2009, between Live Nation Worldwide, Inc. and Kathy Willard.	8-K	10.3	10/22/2009	Live Nation Entertainment, Inc.

10.53 §	Employment Agreement, dated December 17, 2007, between Live Nation Worldwide, Inc. and Brian Capo.	10-Q	10.4	8/7/2008	Live Nation Entertainment, Inc.

10.54 §	First Amendment to Employment Agreement, dated December 17, 2007, between Live Nation Worldwide, Inc. and Brian Capo.	10-K	10.30	3/5/2009	Live Nation Entertainment, Inc.

10.55 §	Second Amendment to Employment Agreement, dated December 17, 2007, between Live Nation Worldwide, Inc. and Brian Capo.					X

12.1	Computation of Ratio of Earnings to Fixed Charges.					X

14.1	Code of Business Conduct and Ethics.					X

21.1	Subsidiaries of the Company.					X

23.1	Consent of Ernst & Young LLP.					X

24.1	Power of Attorney (see page 123).					X

31.1	Certification of Chief Executive Officer.					X

31.2	Certification of Chief Financial Officer.					X

32.1	Section 1350 Certification of Chief Executive Officer.					X

32.2	Section 1350 Certification of Chief Financial Officer.					X

99.1	Information Incorporated by Reference into this Annual Report.					X

§	Management contract or compensatory plan or arrangement.

The Company has not filed long-term debt instruments of its subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2010.

LIVE NATION ENTERTAINMENT, INC.

By:	/S/ MICHAEL RAPINO
Michael Rapino President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Michael Rapino and Michael Rowles, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ MICHAEL RAPINO Michael Rapino	President and Chief Executive Officer and Director	February 25, 2010

/S/ IRVING L. AZOFF Irving L. Azoff	Executive Chairman and Director	February 25, 2010

/S/ KATHY WILLARD Kathy Willard	Chief Financial Officer	February 25, 2010

/S/ BRIAN CAPO Brian Capo	Chief Accounting Officer	February 25, 2010

/S/ MARK CARLETON Mark Carleton	Director	February 25, 2010

/S/ BARRY DILLER Barry Diller	Director	February 25, 2010

/S/ JONATHAN DOLGEN Jonathan Dolgen	Director	February 25, 2010

/S/ ARIEL EMANUEL Ariel Emanuel	Director	February 25, 2010

/S/ ROBERT TED ENLOE, III Robert Ted Enloe, III	Director	February 25, 2010

/S/ JEFFREY T. HINSON Jeffrey T. Hinson	Director	February 25, 2010

/S/ JAMES S. KAHAN James S. Kahan	Director	February 25, 2010

/S/ VICTOR KAUFMAN Victor Kaufman	Director	February 25, 2010

/S/ JOHN C. MALONE John C. Malone	Director	February 25, 2010

/S/ RANDALL T. MAYS Randall T. Mays	Director	February 25, 2010

/S/ JONATHAN F. MILLER Jonathan F. Miller	Director	February 25, 2010

/S/ MARK S. SHAPIRO Mark S. Shapiro	Director	February 25, 2010

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Here with
		Form	Exhibit No.	Filing Date	Filed By

2.1	Agreement and Plan of Merger, dated February 10, 2009, between Ticketmaster Entertainment, Inc. and Live Nation, Inc.	8-K	2.1	2/13/2009	Live Nation Entertainment, Inc.

3.1	Amended and Restated Certificate of Incorporation of Live Nation Entertainment, Inc., as amended.					X

3.2	Second Amended and Restated Bylaws of Live Nation, Inc.	8-K	3.2	1/29/2010	Live Nation Entertainment, Inc.

4.1	Rights Agreement, dated December 21, 2005, between CCE Spinco, Inc. and The Bank of New York, as Rights Agent.	8-K	4.1	12/23/2005	Live Nation Entertainment, Inc.

4.2	First Amendment to Rights Agreement, dated February 25, 2009, between Live Nation, Inc. and The Bank of New York Mellon, as Rights Agent.	8-K	4.1	3/3/2009	Live Nation Entertainment, Inc.

4.3	Form of Certificate of Designations of Series A Junior Participating Preferred Stock.	8-K	4.2	12/23/2005	Live Nation Entertainment, Inc.

4.4	Form of Right Certificate.	8-K	4.3	12/23/2005	Live Nation Entertainment, Inc.

10.1	Amended and Restated Credit Agreement, dated July 17, 2008, among Live Nation, Inc., Live Nation Worldwide, Inc. and the foreign borrowers party thereto, as Borrowers, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, Bank of America, N.A., as Syndication Agent, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Co-Lead Arrangers and Joint Bookrunners.	8-K	10.1	7/23/2008	Live Nation Entertainment, Inc.

10.2	Amended and Restated Guarantee and Collateral Agreement, dated June 29, 2007, among Live Nation, Inc., Live Nation Worldwide, Inc., the other subsidiaries of Live Nation, Inc. identified therein and JP Morgan Chase Bank, N.A., as Administrative Agent.	8-K	10.2	7/3/2007	Live Nation Entertainment, Inc.

10.3	Second Amended and Restated Certificate of Incorporation of Live Nation Holdco #2, Inc.	8-K	10.2	7/23/2008	Live Nation Entertainment, Inc.

10.4	Credit Agreement, dated July 25, 2008, among Ticketmaster, the Guarantors party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.	S-1	10.20	8/1/2008	Ticketmaster Entertainment LLC

10.5	Amendment No. 1, dated May 12, 2009, to Credit Agreement, dated July 25, 2008, among Ticketmaster, the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative and Collateral Agent.	10-Q	10.1	11/9/2009	Ticketmaster Entertainment LLC

10.6	Indenture, dated July 16, 2007, between Live Nation, Inc. and Wells Fargo Bank, N.A., as Trustee.	8-K	4.1	7/16/2007	Live Nation Entertainment, Inc.

10.7	Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors identified therein and The Bank of New York Mellon, as Trustee.	S-1	10.21	8/1/2008	Ticketmaster Entertainment LLC

10.8	First Supplemental Indenture, dated August 20, 2008, to the Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors identified therein and The Bank of New York Mellon, as Trustee.	8-K	4.1	8/25/2008	Ticketmaster Entertainment LLC

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Here with
		Form	Exhibit No.	Filing Date	Filed By

10.9	Second Supplemental Indenture, dated April 30, 2009, to the Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors identified therein and The Bank of New York Mellon, as Trustee.	10-Q	10.2	8/13/2009	Ticketmaster Entertainment LLC

10.10	Third Supplemental Indenture, dated July 23, 2009, to the Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors identified therein and The Bank of New York Mellon, as Trustee.	10-Q	10.3	8/13/2009	Ticketmaster Entertainment LLC

10.11	Fourth Supplemental Indenture, dated January 25, 2010, to the Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors named therein and The Bank of New York Mellon, as Trustee.	8-K	4.1	1/29/2010	Live Nation Entertainment, Inc.

10.12	Lockup and Registration Rights Agreement, dated May 26, 2006, among Live Nation, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc. and the other parties set forth therein.	8-K	4.1	6/2/2006	Live Nation Entertainment, Inc.

10.13	Lockup and Registration Rights Agreement, executed September 12, 2007, among Live Nation, Inc., SAMCO Investments Ltd. and Michael Cohl.	8-K	4.1	9/13/2007	Live Nation Entertainment, Inc.

10.14	First Amendment to Lockup and Registration Rights Agreement, executed September 12, 2007, among Live Nation, Inc., Samco Investments Ltd. and Michael Cohl.	10-Q	4.1	5/8/2008	Live Nation Entertainment, Inc.

10.15	Voting Agreement, dated February 10, 2009, between Liberty USA Holdings, LLC and Live Nation, Inc.	8-K	10.1	2/13/2009	Live Nation Entertainment, Inc.

10.16	Stockholder Agreement, dated February 10, 2009, among Live Nation, Inc., Liberty Media Corporation, Liberty USA Holdings, LLC and Ticketmaster Entertainment, Inc.	8-K	10.2	2/13/2009	Live Nation Entertainment, Inc.

10.17	Note, dated January 24, 2010, among Ticketmaster Entertainment, Inc. Azoff Family Trust of 1997 and Irving Azoff.					X

10.18	Registration Rights Agreement, dated January 25, 2010, among Live Nation, Inc., Liberty Media Corporation and Liberty Media Holdings USA, LLC.	8-K	10.1	1/29/2010	Live Nation Entertainment, Inc.

10.19	Tax Matters Agreement, dated December 21, 2005, among CCE Spinco, Inc., CCE Holdco #2, Inc. and Clear Channel Communications, Inc.	8-K	10.2	12/23/2005	Live Nation Entertainment, Inc.

10.20	Employee Matters Agreement, dated December 21, 2005, between CCE Spinco, Inc. and Clear Channel Communications, Inc.	8-K	10.3	12/23/2005	Live Nation Entertainment, Inc.

10.21	Trademark and Copyright License Agreement, dated December 21, 2005, between CCE Spinco, Inc. and Clear Channel Identity, L.P.	8-K	10.4	12/23/2005	Live Nation Entertainment, Inc.

10.22	Tax Sharing Agreement, dated August 20, 2008, among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	8-K	10.2	8/25/2008	Ticketmaster Entertainment LLC

10.23	Form of Indemnification Agreement.					X

10.24	Stock Purchase Agreement, dated September 9, 2008, among Feld Entertainment, Inc., Feld Acquisition Corp., Live Nation Worldwide, Inc. and Live Nation Motor Sports, Inc.	10-Q	10.1	11/7/2008	Live Nation Entertainment, Inc.

10.25	Share Purchase Agreement, dated October 23, 2009, among Apollo Leisure Group Limited, Nederlander International Limited, Dominion Theatre Investments Limited and Live Nation Inc.					X

Exhibit No.	Exhibit Description	Incorporated by Reference					Filed Here with
		Form		Exhibit No.	Filing Date	Filed By

10.26	Share Purchase Agreement, dated November 2, 2009, among Apollo Leisure Group Limited, The Ambassador Theatre Group Limited and Live Nation, Inc.						X

10.27 §	Live Nation, Inc. Amended and Restated 2005 Stock Incentive Plan.	14A		Appendix B	4/4/2007	Live Nation Entertainment, Inc.

10.28 §	First Amendment to Live Nation, Inc. Amended and Restated 2005 Stock Incentive Plan.	424	(B)(3)	Annex J	11/6/2009	Live Nation Entertainment, Inc.

10.29 §	Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	S-8		10.1	1/26/2010	Live Nation Entertainment, Inc.

10.30 §	Clear Channel Entertainment Nonqualified Deferred Compensation Plan.	8-K		10.5	12/23/2005	Live Nation Entertainment, Inc.

10.31 §	Amendment No 1. to the Live Nation, Inc. Nonqualified Deferred Compensation Plan.	S-8		4.2	12/7/2006	Live Nation Entertainment, Inc.

10.32 §	Live Nation, Inc. 2006 Annual Incentive Plan, as Amended and Restated.	14A		Appendix A	4/4/2007	Live Nation Entertainment, Inc.

10.33 §	Amended and Restated Live Nation, Inc. Stock Bonus Plan.	8-K		10.1	1/25/2010	Live Nation Entertainment, Inc.

10.34 §	Amended and Restated Employment Agreement, effective January 1, 2007, between Live Nation Worldwide, Inc. and Michael Rapino.	8-K		10.1	10/9/2007	Live Nation Entertainment, Inc.

10.35 §	First Amendment to Amended and Restated Employment Agreement, effective January 1, 2007, between Live Nation Worldwide, Inc. and Michael Rapino.	10-K		10.18	3/5/2009	Live Nation Entertainment, Inc.

10.36 §	Second Amendment to Amended and Restated Employment Agreement, effective January 1, 2007, between Live Nation Worldwide, Inc. and Michael Rapino.	8-K		10.1	4/24/2009	Live Nation Entertainment, Inc.

10.37 §	Employment Agreement, dated October 21, 2009, among Live Nation, Inc., Live Nation Worldwide, Inc. and Michael Rapino.	8-K		10.1	10/22/2009	Live Nation Entertainment, Inc.

10.38 §	Employment Agreement, dated October 22, 2008, among Irving Azoff, Ticketmaster Entertainment Inc., and for certain purposes, the Azoff Family Trust of 1997.	8-K		10.2	11/4/2008	Ticketmaster Entertainment LLC

10.39 §	Employment Agreement, dated October 21, 2009, among Irving Azoff, Ticketmaster Entertainment, Inc. and the Azoff Family Trust of 1997.	8-K		10.1	10/22/2009	Ticketmaster Entertainment LLC

10.40 §	Amended and Restated Employment Agreement, dated October 21, 2009, between Front Line Management Group, Inc. and Irving Azoff.	8-K		10.2	10/22/2009	Ticketmaster Entertainment LLC

10.41 §	Restricted Stock Award Agreement, dated June 8, 2007, between Front Line Management Group, Inc. and Irving Azoff.	8-K		10.4	11/4/2008	Ticketmaster Entertainment LLC

10.42 §	Employment Agreement, dated March 18, 2008, between Live Nation Worldwide, Inc. and Jason Garner.	8-K		10.1	3/24/2008	Live Nation Entertainment, Inc.

10.43 §	First Amendment to Employment Agreement, dated March 18, 2008, between Live Nation Worldwide, Inc. and Jason Garner.	10-K		10.32	3/5/2009	Live Nation Entertainment, Inc.

10.44 §	Second Amendment to Employment Agreement, dated March 18, 2008, between Live Nation Worldwide, Inc. and Jason Garner.	8-K		10.2	4/24/2009	Live Nation Entertainment, Inc.

10.45 §	Employment Agreement, effective September 1, 2007, between Live Nation Music (UK) Limited and Alan B. Ridgeway.	8-K/A		10.1	8/24/2007	Live Nation Entertainment, Inc.

10.46 §	Employment Agreement, dated March 13, 2006, between SFX Entertainment, Inc. and Michael G. Rowles.	8-K		10.1	2/1/2006	Live Nation Entertainment, Inc.

10.47 §	First Amendment to Employment Agreement, dated March 13, 2006, between SFX Entertainment, Inc. and Michael G. Rowles.	10-Q		10.3	5/10/2007	Live Nation Entertainment, Inc.

10.48 §	Second Amendment to Employment Agreement, dated March 13, 2006, between Live Nation Worldwide, Inc. and Michael G. Rowles.	10-K		10.28	3/5/2009	Live Nation Entertainment, Inc.

10.49 §	Amended and Restated Employment Agreement, effective September 1, 2009, between Live Nation Worldwide, Inc. and Michael G. Rowles.	8-K		10.2	10/22/2009	Live Nation Entertainment, Inc.

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Here with
		Form	Exhibit No.	Filing Date	Filed By

10.50 §	Employment Agreement, effective September 1, 2007, between Live Nation Worldwide, Inc. and Elizabeth K. (Kathy) Willard.	8-K/A	10.2	8/24/2007	Live Nation Entertainment, Inc.

10.51 §	First Amendment to Employment Agreement, effective September 1, 2007, between Live Nation Worldwide, Inc. and Elizabeth K. (Kathy) Willard.	10-K	10.25	3/5/2009	Live Nation Entertainment, Inc.

10.52 §	Amended and Restated Employment Agreement, effective September 1, 2009, between Live Nation Worldwide, Inc. and Kathy Willard.	8-K	10.3	10/22/2009	Live Nation Entertainment, Inc.

10.53 §	Employment Agreement, dated December 17, 2007, between Live Nation Worldwide, Inc. and Brian Capo.	10-Q	10.4	8/7/2008	Live Nation Entertainment, Inc.

10.54 §	First Amendment to Employment Agreement, dated December 17, 2007, between Live Nation Worldwide, Inc. and Brian Capo.	10-K	10.30	3/5/2009	Live Nation Entertainment, Inc.

10.55 §	Second Amendment to Employment Agreement, dated December 17, 2007, between Live Nation Worldwide, Inc. and Brian Capo.					X

12.1	Computation of Ratio of Earnings to Fixed Charges.					X

14.1	Code of Business Conduct and Ethics.					X

21.1	Subsidiaries of the Company.					X

23.1	Consent of Ernst & Young LLP.					X

24.1	Power of Attorney (see page 123).					X

31.1	Certification of Chief Executive Officer.					X

31.2	Certification of Chief Financial Officer.					X

32.1	Section 1350 Certification of Chief Executive Officer.					X

32.2	Section 1350 Certification of Chief Financial Officer.					X

99.1	Information Incorporated by Reference into this Annual Report.					X

§	Management contract or compensatory plan or arrangement.

The Company has not filed long-term debt instruments of its subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.