Form 10-K/A
period 2009-12-31
Live Nation Entertainment, Inc.
filed 2010-04-30
CIK 1335258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Beverly Hills, California

(Address of principal executive offices, including zip code)

(310) 867-7000

(Registrant’s telephone number, including area code)

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $.01 Par Value per Share; Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.     Yes  ☑    No  ☐

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

Large Accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock beneficially held by non-affiliates of the registrant was approximately $341.8 million. (For purposes hereof, directors, executive officers and 10% or greater stockholders have been deemed affiliates).

On February 19, 2010, there were 171,676,593 outstanding shares of the registrant’s common stock, $.01 par value per share, including 3,026,724 shares of unvested restricted stock awards and excluding 1,979,053 shares held in treasury.

References to “Live Nation,” “we,” “our,” “us” or the “company” refer to Live Nation Entertainment, Inc., which was formerly known as Live Nation, Inc., references to “Ticketmaster” refer to Ticketmaster Entertainment LLC, which was formerly known as Ticketmaster Entertainment, Inc., and references to the “merger” refer to the merger of Ticketmaster with and into a wholly-owned subsidiary of Live Nation.

EXPLANATORY NOTE

Live Nation is filing this Amendment No. 1 to our Annual Report on Form 10-K (the “Form 10-K/A”) for the fiscal year ended December 31, 2009, as originally filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2010 (the “Original Form 10-K”), to add information required in Part III of the Original Form 10-K. There are no changes to the disclosure in the Original Form 10-K. This Form 10-K/A does not reflect any events that occurred after the date of the Original Form 10-K. No attempt has been made in this Form 10-K/A to modify or update our previously reported financial results or other disclosure as presented in the Original Form 10-K, except for Parts III and IV thereof, as referenced herein.

The information in Part III referred to above was to be incorporated into the Original Form 10-K by reference to our 2010 Notice of Annual Meeting of Stockholders and Proxy Statement. Our Proxy Statement will not, however, be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2009, and we are therefore filing this Form 10-K/A so that such information is incorporated within the required time period.

Additionally, we are revising Part IV, Item 15 to incorporate by reference the exhibits we filed with the Original Form 10-K and to include Exhibits 31.1, 31.2, 32.1 and 32.2, the certifications by our principal executive officer and principal financial officer, which, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed as exhibits to this Form 10-K/A.

LIVE NATION ENTERTAINMENT, INC.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors

The following sets forth information as to persons who currently serve as our directors.

Our bylaws provide that our business will be managed by, or under the direction of our board of directors. The directors are apportioned into three classes, with each serving a three-year term. We currently have five Class I directors, five Class II directors and four Class III directors. Set forth below is biographical information for our directors:

Name	Age	Position	Class
Irving L. Azoff	62	Executive Chairman and Director	I
Mark Carleton	49	Director	I
Barry Diller	68	Chairman of the Board	III
Jonathan Dolgen	65	Director	II
Ariel Emanuel	49	Director	III
Robert Ted Enloe, III	71	Director	II
Jeffrey T. Hinson	55	Director	II
James S. Kahan	62	Director	II
Victor Kaufman	66	Director	II
John C. Malone	69	Director	III
Randall T. Mays	44	Director	III
Jonathan F. Miller	53	Director	I
Michael Rapino	44	President, Chief Executive Officer and Director	I
Mark S. Shapiro	40	Director	I

Irving L. Azoff is our Executive Chairman along with serving on our board of directors and has served in these capacities since January 2010. From October 2008 to January 2010, Mr. Azoff was Chief Executive Officer of Ticketmaster. He also served as a member of Ticketmaster’s board of directors from January 2009 until the merger. Mr. Azoff has served as Chief Executive Officer of Front Line Management Group, Inc., or Front Line, since its inception in January 2005.

The following experience, qualifications, attributes and/or skills led the board of directors to conclude that Mr. Azoff should serve as a director: his professional background and experience, his leadership skills acquired while building Front Line Management and serving as Chief Executive Officer of Ticketmaster, his extensive knowledge and understanding of and reputation in the music industry and his understanding of Ticketmaster’s business, operations, products and services.

Mark Carleton has served as a member of our board of directors since January 2010 and served as a member of Ticketmaster’s board of directors from August 2008 until the merger. He currently serves as a Senior Vice President of Liberty Media Corporation. Prior to that, he was employed by KPMG LLP from July 1982 to November 2003, most recently as a Partner and National Industry Director—Communications Segment and also served on KPMG’s Board. Mr. Carleton was a practicing CPA during his time at KPMG. Mr. Carleton currently serves as a director of Mobile Streams, Air Methods Corp. and a number of private companies and formerly served as a director of DIRECTV.

The following experience, qualifications, attributes and/or skills led the board of directors to conclude that Mr. Carleton should serve as a director: his professional background and experience, his current and previously held senior-executive level positions, his service on other public and private company boards and his specialized expertise in public company accounting.

Barry Diller has served as Chairman of our board of directors since January 2010 and served as Chairman of Ticketmaster’s board of directors from August 2008 until the merger. He has been a Director and the Chairman and Chief Executive Officer of IAC/InterActiveCorp, or IAC (and its predecessors), since August 1995. Mr. Diller also serves as the Chairman of Expedia, Inc., which position he has held since August 2005. Prior to joining IAC, Mr. Diller was Chairman of the Board and Chief Executive Officer of QVC, Inc. from December 1992 through December 1994. From 1984 to 1992, Mr. Diller served as the Chairman of the Board and Chief Executive Officer of Fox, Inc. Prior to joining Fox, Inc. Mr. Diller served for 10 years as Chairman of the Board and Chief Executive Officer of Paramount Pictures Corporation. Mr. Diller is currently a member of the board of directors of The Washington Post Company and The Coca-Cola Company. He also serves on the Board of Conservation International and is a member of the Council on Foreign Relations. In addition, Mr. Diller is a member of the Board of Councilors for the University of Southern California’s School of Cinema-Television, the New York University Board of Trustees and the Executive Board for the Medical Sciences of University of California, Los Angeles.

The following experience, qualifications, attributes and/or skills led the board of directors to conclude that Mr. Diller should serve as a director: his professional background and experience, his current and previously held senior-executive level positions, his service on other public and private company boards, his extensive experience with entertainment and media companies and his background and experience in internet media.

Jonathan Dolgen has served as a member of our board of directors since January 2010 and served as a member of Ticketmaster’s board of directors from August 2008 until the merger. From July 2004 through April 2010, Mr. Dolgen had also been a Senior Advisor to Viacom, Inc., which is referred to as Old Viacom, a worldwide entertainment and media company, where he provided advisory services to the Chief Executive Officer of Old Viacom, or others designated by him, on an as-requested basis. Effective December 31, 2005, Old Viacom was separated into two publicly traded companies, Viacom Inc., which is referred to as New Viacom, and CBS Corporation. Since the separation of Old Viacom, Mr. Dolgen had provided advisory services to the Chief Executive Officer of New Viacom, or others designated by him, on an as-requested basis. Since July 2004, Mr. Dolgen has been a private investor, and since September 2004, Mr. Dolgen has been a principal of Wood River Ventures, LLC, or Wood River, a private start-up entity that seeks investment and other opportunities and provides consulting services primarily in the media sector. Since April 2005, Mr. Dolgen, through Wood River, has had an arrangement with Madison Dearborn Partners, LLC to seek investment opportunities, and to consult, primarily in the media sector. From October 2006 through March 2008, Mr. Dolgen served as Senior Consultant for ArtistDirect, Inc. From April 1994 to July 2004, Mr. Dolgen served as Chairman and Chief Executive Officer of the Viacom Entertainment Group, a unit of Old Viacom, where he oversaw various operations of Old Viacom’s businesses, which during 2003 and 2004 primarily included the operations engaged in motion picture production and distribution, television production and distribution, regional theme parks, theatrical exhibition and publishing. As a result of the separation of Old Viacom, Old Viacom’s motion picture production and distribution and theatrical exhibition business became part of New Viacom’s businesses, and substantially all of the remaining businesses of Old Viacom overseen by Mr. Dolgen remained with CBS Corporation. Mr. Dolgen began his career in the entertainment industry in 1976 and, until joining the Viacom Entertainment Group, served in executive positions at Columbia Pictures Industries, Inc., Twentieth Century Fox and Fox, Inc. and Sony Pictures Entertainment. Since August 2005, Mr. Dolgen has been a Director of Expedia, Inc. and from October 2004 until September 2008, Mr. Dolgen was a Director of Charter Communications, Inc.

The following experience, qualifications, attributes and/or skills led the board of directors to conclude that Mr. Dolgen should serve as a director: his professional background and experience, previously held senior-executive level positions, his service on other public company boards, his extensive experience with companies in the media sector and expertise in both traditional and new media.

Ariel Emanuel has served as a member of our board of directors since September 2007. Mr. Emanuel was a founding partner of Endeavor, a leading talent agency that merged with the William Morris Agency in 2009, creating WME Entertainment. Mr. Emanuel was an integral part of Endeavor’s success and provided its vision. Mr. Emanuel is now Co-CEO of WME Entertainment. Mr. Emanuel is also a member of the Board of Trustees of the American Film Institute.

The following experience, qualifications, attributes and/or skills led the board of directors to conclude that Mr. Emanuel should serve as a director: his professional background and experience, his leadership skills acquired while building Endeavor and serving as Co-CEO of WME Entertainment, his extensive knowledge and understanding of and reputation in the entertainment industry and his expertise in artist representation.

Robert Ted Enloe, III has served as a member of our board of directors since December 2006. Mr. Enloe has been Managing General Partner of Balquita Partners, Ltd., a family securities and real estate investment partnership, since 1996, and he currently serves as a director of Leggett & Platt Inc., Silicon Laboratories Inc. and Aptuit, Inc. Mr. Enloe’s former positions include Vice Chairman of the Board and member of the Office of the Chief Executive for Compaq Computer Corporation and president of Lomas Financial Corporation and Liberte Investors.

The following experience, qualifications, attributes and/or skills led the board of directors to conclude that Mr. Enloe should serve as a director: his professional background and experience, previously held senior-executive level positions, his service on other public and private company boards, his extensive experience with technology companies and his financial expertise.

Jeffrey T. Hinson has served as a member of our board of directors since December 2005. Mr. Hinson has been President of YouPlus Media, LLC since June 2009. Previously, he served as Chief Executive Officer of Border Media Partners, LLC from July 2007 to July 2009, was a private financial consultant from July 2005 to June 2007 and served as Executive Vice President and Chief Financial Officer of Univision Communications Inc. from March 2004 to June 2005. He served as Senior Vice President and Chief Financial Officer of Univision Radio, the radio division of Univision, from September 2003 to March 2004. From 1997 to 2003, Mr. Hinson served as Senior Vice President and Chief Financial Officer of Hispanic Broadcasting Corporation, which was acquired by Univision in 2003 and became the radio division of Univision. Mr. Hinson also serves as a director of TiVo Inc. and Windstream Corporation.

The following experience, qualifications, attributes and/or skills led the board of directors to conclude that Mr. Hinson should serve as a director: his professional background and experience, previously held senior-executive level positions, his service on other public company boards, his extensive experience with companies in the media sector and his financial expertise.

James S. Kahan has served as a member of our board of directors since September 2007. Mr. Kahan is a former executive of AT&T where he spent nearly 38 years. During his tenure at AT&T and its predecessors, he oversaw approximately $300 billion of acquisitions and divestitures, including the acquisitions of Pacific Telesis (1997), Southern New England Telecommunications (1998), Ameritech (1999) and the former AT&T Corp. (2005), as well as Cingular Wireless’ acquisition of AT&T Wireless (2004). He was also responsible for AT&T’s acquisition of BellSouth Corp. in 2006. Mr. Kahan serves as a director of Amdocs Ltd., which provides software products and services to the communications industry worldwide.

The following experience, qualifications, attributes and/or skills led the board of directors to conclude that Mr. Kahan should serve as a director: his professional background and experience, previously held senior-executive level positions, his service on other public and private company boards and his financial and mergers and acquisitions expertise.

Victor Kaufman has served as a member of our board of directors since January 2010 and served as a member of Ticketmaster’s board of directors from August 2008 until the merger. He has been a Director of IAC (and its predecessors) since December 1996 and has been Vice Chairman of IAC since October 1999. Mr. Kaufman also serves as Vice Chairman of the Board of Expedia, Inc., which position he has held since August 2005. Previously, Mr. Kaufman served in the Office of the Chairman from January 1997 to November 1997 and as Chief Financial Officer of IAC from November 1997 to October 1999. Prior to his tenure with IAC, Mr. Kaufman served as Chairman and Chief Executive Officer of Savoy Pictures Entertainment, Inc. from March 1992 and as a director of Savoy from February 1992. Mr. Kaufman was the founding Chairman and Chief Executive Officer of Tri-Star Pictures, Inc. and served in such capacities from 1983 until 1987, at which time he became President and Chief Executive Officer of Tri-Star’s successor company, Columbia Pictures Entertainment, Inc. He resigned from these positions at the end of 1989 following the acquisition of Columbia by Sony USA, Inc. Mr. Kaufman joined Columbia in 1974 and served in a variety of senior positions at Columbia and its affiliates prior to the founding of Tri-Star.

The following experience, qualifications, attributes and/or skills led the board of directors to conclude that Mr. Kaufman should serve as a director: his professional background and experience, previously held senior-executive level positions, his service on other public company boards, his extensive experience with companies in the media sector and expertise in both traditional and new media.

John C. Malone has served as a member of our board of directors since January 2010. He is Chairman of Liberty Media Corporation, a position he has held since 1990. Dr. Malone is also the Chairman of the Board of Liberty Global, Inc., a position he has held since June 2005. From 1996 to 1999, when Tele-Communications, Inc., or TCI, merged with AT&T Corp., he was also Chairman and Chief Executive Officer of TCI. Previous to that, from 1973 to 1996, Dr. Malone served as President and CEO of TCI. He currently serves on the board of directors for Ascent Media Corporation, CATO Institute, DIRECTV, Expedia, Inc., Discovery Communications, Inc., SIRIUS XM and IAC. Additionally, Dr. Malone is Chairman Emeritus of the Board for Cable Television Laboratories, Inc., as well as Director or similar capacity for various family businesses, trusts and foundations.

The following experience, qualifications, attributes and/or skills led the board of directors to conclude that Dr. Malone should serve as a director: his professional background and experience, his leadership and reputation in the media and communications sectors, previously held senior-executive level positions and his service on other public and private company boards.

Randall T. Mays has served as a member of our board of directors since our formation. He serves as the Vice Chairman of Clear Channel Communications, Inc., or Clear Channel. Previously, he served as President and Chief Financial Officer of Clear Channel. Mr. Mays has served on the board of directors of Clear Channel since April 1999 and has served on the board of directors of Clear Channel Outdoor Holdings, Inc. since 1997.

The following experience, qualifications, attributes and/or skills led the board of directors to conclude that Mr. Mays should serve as a director: his professional background and experience, previously held senior-executive level positions, his service on other public and private company boards and his financial, media and advertising expertise.

Jonathan F. Miller has served as a member of our board of directors since January 2010 and served as a member of Ticketmaster’s board of directors from August 2008 until the merger. Mr. Miller is the Chairman and Chief Executive of News Corp.’s digital media group, a position which he has held since April 2009. He was a founding partner of Velocity Interactive Group, an investment firm focusing on the Internet and digital media, from its inception in February 2007 until April 2009. Prior to founding Velocity, Mr. Miller served as Chief Executive Officer of America Online Inc., or AOL. Mr. Miller began his career at AOL in late 2002. Prior to joining AOL, Mr. Miller was employed at IAC as Chief Executive Officer and President of USA Information and Services. Mr. Miller is on the Board of American Film Institute, Idearc Media and a trustee of Emerson College and WNCY Public Radio in New York.

The following experience, qualifications, attributes and/or skills led the board of directors to conclude that Mr. Miller should serve as a director: his professional background and experience, previously held senior-executive level positions, his service on other public company boards, his extensive experience with companies in the media sector and expertise in both traditional and new media.

Michael Rapino is our President and Chief Executive Officer and has served in this capacity since August 2005. He has also served on our board of directors since December 2005. From August 2004 to August 2005, Mr. Rapino was Chief Executive Officer and President of our predecessor’s Global Music division.

The following experience, qualifications, attributes and/or skills led the board of directors to conclude that Mr. Rapino should serve as a director: his professional background and experience, his leadership skills acquired prior to and while serving as Chief Executive Officer of Live Nation, his extensive knowledge and understanding of and reputation in the music industry and his understanding of Live Nation’s business, operations, products and services.

Mark S. Shapiro has served as a member of our board of directors since November 2008. Mr. Shapiro is President and Chief Executive Officer of Six Flags, Inc., the world’s largest regional theme park company. Prior to joining Six Flags in 2005, Mr. Shapiro spent 12 years at ESPN, Inc. where he served as Executive Vice President, Programming and Production and in various other capacities. During his tenure, he garnered 16 Emmy Awards and the first two Peabody Awards won by ESPN. Six Flags filed a voluntary petition to restructure its debt obligations under Chapter 11 of the U.S. Bankruptcy Code on June 13, 2009. Mr. Shapiro is also a director of The Tribune Company and Equity Residential. The Tribune Company filed a voluntary petition to restructure its debt obligations under Chapter 11 on December 8, 2008.

The following experience, qualifications, attributes and/or skills led the board of directors to conclude that Mr. Shapiro should serve as a director: his professional background and experience, previously held senior-executive level positions, his service on other public company boards and his extensive experience with companies in the entertainment sector.

Our Executive Officers and Key Employees

The following sets forth information regarding our executive officers and other key employees:

Name	Age	Position
Michael Rapino	44	President and Chief Executive Officer and Director
Irving L. Azoff	62	Executive Chairman and Director
Brian Capo	43	Chief Accounting Officer
Arthur Fogel	56	Chief Executive Officer—Global Touring and Chairman—Global Music
Jason Garner	37	Chief Executive Officer—Global Music
John Hopmans	51	Executive Vice President—Mergers and Acquisitions and Strategic Finance
Nathan Hubbard	34	Chief Executive Officer—Ticketing
Thomas Johansson	61	Chairman—International Music
Alan Ridgeway	43	Chief Executive Officer—International Music
Michael Rowles	44	General Counsel and Secretary
Kathy Willard	43	Chief Financial Officer

Michael Rapino is our President and Chief Executive Officer and has served in this capacity since August 2005. He has also served on our board of directors since December 2005. From August 2004 to August 2005, Mr. Rapino was Chief Executive Officer and President of our predecessor’s Global Music division.

Irving L. Azoff is our Executive Chairman along with serving on our board of directors and has served in these capacities since January 2010. From October 2008 to January 2010, Mr. Azoff was Chief Executive Officer of Ticketmaster. He also served on Ticketmaster’s board of directors since January 2009. Mr. Azoff has served as Chief Executive Officer of Front Line since its inception in January 2005.

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

Board and Committees

Board Meetings

Our board of directors met ten times during 2009. All incumbent directors attended at least 75% of the aggregate meetings of the board of directors and of board committees on which they served during the time they were serving as a director or committee member, as applicable. We have adopted a formal policy on director attendance at annual meetings of stockholders, which states that each director is strongly encouraged to attend such meetings, unless attendance is precluded by health or other significant personal matters. Six of our then-current directors attended our 2009 annual meeting of stockholders.

The board of directors has appointed Mr. Diller to preside over executive sessions of the non-management directors.

Board Committees

The board of directors has three standing committees: the Audit Committee, the Nominating and Governance Committee and the Compensation Committee, each of which is described below. Each committee operates under a written charter adopted by the board of directors. All of the committee charters are publicly available on our website at www.livenation.com/investors or may be obtained upon written request to our General Counsel at our principal executive offices.

Committee members are elected by the board of directors, upon the Nominating and Governance Committee’s recommendations, and serve until their successors are elected or their earlier resignation or removal. The current composition of the board committees is as follows:

	Audit Committee			Nominating and Governance Committee		Compensation Committee
Mark Carleton						✓
Jonathan Dolgen	✓			✓		✓	(Chair	)
Ariel Emanuel				✓
Robert Ted Enloe, III						✓
Jeffrey T. Hinson	✓	(Chair	)
James S. Kahan	✓
Victor Kaufman				✓
Randall T. Mays				✓	(Chair)
Mark S. Shapiro						✓

Audit Committee

The Audit Committee currently consists of Messrs. Dolgen, Hinson and Kahan. The board of directors has determined that all three members of the Audit Committee are independent, as defined by the NYSE corporate governance standards, Rule 10A-3 of the Exchange Act and our independence standards. The board of directors has also determined that each Audit Committee member is financially literate and that both Messrs. Hinson and Kahan have the attributes of an audit committee financial expert as defined in the applicable SEC regulations. During the 2009 fiscal year, the Audit Committee met five times.

As set forth in more detail in the Audit Committee Charter, the Audit Committee’s purpose is to assist the board of directors in its general oversight of the quality and integrity of our accounting, auditing and financial reporting practices. The specific responsibilities of the Audit Committee include:

•	appointing, compensating, overseeing and terminating the independent registered public accounting firm;

•	approving all audit and non-audit services (other than those non-audit services prohibited by law) to be provided by the independent registered public accounting firm;

•

reviewing and discussing the annual and quarterly financial statements and related notes and the specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	reviewing with the independent registered public accounting firm any audit problems or difficulties and management’s responses thereto;

•	discussing earnings press releases, as well as financial information and earnings guidance provided to analysts and rating agencies, if any;

•

reporting regularly to the full board of directors regarding, among other things, the quality and integrity of our financial statements, compliance with legal or regulatory requirements, the performance and independence of the independent registered public accounting firm and the performance of the internal audit function;

•	maintaining free and open communications with, and periodically meeting with, management, the internal auditors and the independent registered public accounting firm;

•	discussing guidelines and policies with respect to risk assessment and risk management;

•	overseeing our Policy on Related-Person Transactions, as amended and supplemented from time to time;

•	preparing the Report of the Audit Committee for inclusion in our annual proxy statements; and

•	complying with all other responsibilities and duties set forth in the Audit Committee Charter.

At the beginning of 2009, the Audit Committee consisted of Messrs. Hinson, Kahan and Enloe. In January 2010, Mr. Enloe stepped down from the Audit Committee and Mr. Dolgen was appointed to the Audit Committee.

For additional information concerning the Audit Committee, see “Report of the Audit Committee” included in this Proxy Statement.

Nominating and Governance Committee

The Nominating and Governance Committee currently consists of Messrs. Dolgen, Emanuel, Kaufman and Mays.

The board of directors has determined that all four members of the Nominating and Governance Committee are independent, as defined by the NYSE corporate governance standards and our independence standards. The Nominating and Governance Committee met once during the 2009 fiscal year.

The specific responsibilities of the Nominating and Governance Committee include:

•	identifying, screening and recruiting qualified individuals to become Board members;

•	proposing nominations for the board of directors and board committee membership;

•	assessing the composition of the board of directors and board committees;

•	overseeing the performance of the board of directors and management; and

•	complying with all other responsibilities and duties set forth in the Nominating and Governance Committee Charter.

At the beginning of 2009, the Nominating and Governance Committee consisted of Mr. Kahan and Connie McCombs McNab. In January 2010, Ms. McNab resigned from the board of directors, Mr. Kahan stepped down from the Nominating and Governance Committee and Messrs. Dolgen, Emanuel, Kaufman and Mays were appointed to the Nominating and Governance Committee.

Compensation Committee

The Compensation Committee currently consists of Messrs. Carleton, Dolgen, Enloe and Shapiro.

The board of directors has determined that all four members of the Compensation Committee are independent, as defined by the NYSE corporate governance standards and our independence standards. During the 2009 fiscal year, the Compensation Committee met three times.

The specific responsibilities of the Compensation Committee include:

•	establishing the base salary, incentive compensation and all other compensation of our Chief Executive Officer and other members of senior management;

•	overseeing the administration of our incentive compensation plans and equity-based plans;

•	preparing the Report of the Compensation Committee for inclusion in our proxy statements;

•	overseeing the preparation of the Compensation Discussion and Analysis for inclusion in our proxy statements; and

•	complying with all other responsibilities and duties set forth in the Compensation Committee Charter.

Compensation Committee meetings are regularly attended by the Chief Executive Officer.

At the beginning of 2009, the Compensation Committee consisted of Messrs. Enloe, Emanuel and Shapiro. In January 2010, Mr. Emanuel stepped down from the Compensation Committee and Messrs. Carleton and Dolgen were appointed to the Compensation Committee.

Board Structure

The Agreement and Plan of Merger entered into in connection with the merger, or the Merger Agreement, provided that upon completion of the merger, subject to the fiduciary duties of the board of directors, the board of directors would initially be made up of 14 directors, with seven individuals designated by Live Nation and seven individuals designated by Ticketmaster, including up to two directors designated by Liberty Media Corporation and certain of its affiliates, which are collectively referred to as Liberty. The Merger Agreement also provided that each Board committee would consist of four directors, with two individuals designated by Live Nation and two individuals by Ticketmaster, including one director designated by Liberty to serve on the Audit Committee and the Compensation Committee (the Audit Committee currently has one vacancy as Ticketmaster had declined to appoint one of its two designees). The Liberty Stockholder Agreement entered into in connection with the merger, or the Liberty Stockholder Agreement, provides that Liberty is entitled to nominate up to two directors for election to the board of directors and that a director nominated by Liberty will serve on the Audit Committee and the Compensation Committee so long as certain stock ownership levels are met. Pursuant to the Merger Agreement and the Liberty Stockholder Agreement, and with respect to Mr. Azoff, his existing employment agreement, upon completion of the merger, Messrs. Azoff, Diller, Dolgen, Kaufman and Miller were appointed to the board of directors by Ticketmaster and Messrs. Carleton and Malone were appointed to the board of directors by Ticketmaster at the behest of Liberty.

Corporate Governance

We are committed to maintaining high standards of business conduct and corporate governance, which we believe are essential to running our business efficiently, serving our stockholders well and maintaining our integrity in the marketplace. We have adopted a Code of Business Conduct and Ethics for directors, officers and employees and Board of Directors Governance Guidelines, which, in conjunction with our certificate of incorporation, bylaws and board committee charters, form our framework for governance. All of these documents are publicly available on our website at www.livenation.com/investors or may be obtained upon written request to:

Live Nation Entertainment, Inc.

9348 Civic Center Drive

Beverly Hills, California 90210

Attention: General Counsel

Board Composition and Director Qualifications

Our Nominating and Governance Committee periodically assesses the appropriate size and composition of the board of directors, taking into account our specific needs. The committee utilizes various methods for identifying and evaluating candidates for director. Candidates may come to the attention of the committee through recommendations of directors, management, stockholders and professional search firms. Generally, the committee seeks members with diverse backgrounds and viewpoints which contribute to the board of directors’ broad spectrum of experience and expertise, and who have a reputation of integrity. While the Nominating and Governance Committee carefully considers diversity when considering director candidates, it has not established a formal policy regarding diversity.

At a minimum, directors should:

•	have experience in positions with a high degree of responsibility;

•	demonstrate strong leadership skills;

•	have the time, energy, interest and willingness to serve as a director; and

•	contribute to the mix of skills, core competencies and qualifications of the board of directors and management.

In addition to recommendations from directors, management and professional search firms, the Nominating and Governance Committee will consider director candidates properly submitted by stockholders. Stockholder recommendations should be sent to the General Counsel at our principal executive offices. The Nominating and Governance Committee will review all potential director nominees in the same manner, regardless of the source of the recommendation, in accordance with its charter.

Board Leadership Structure

The board of directors believes that separate individuals should hold the positions of Chairman of the Board and Chief Executive Officer, and our board of directors is currently led by a non-employee Chairman. Under our bylaws and Board of Directors Governance Guidelines, the Chairman of the Board is responsible for coordinating the board of directors’ activities, including the scheduling of meetings and the determination of relevant agenda items. The board of directors believes this leadership structure has enhanced the board of directors’ oversight of and independence from our management, the ability of the board of directors to carry out its roles and responsibilities on behalf of our stockholders and our overall corporate governance.

Risk Oversight and Compensation Risk Assessment

The Audit Committee reviews our policies and practices with respect to risk assessment and risk management, including discussing with management our major risk exposures and the steps that have been taken to monitor and control such exposures. The Audit Committee reports the results of its review to the board of directors.

Matters of risk management are brought to the attention of the Audit Committee by our Chief Financial Officer, our General Counsel, our Chief Accounting Officer and our Director of Internal Audit, who regularly reviews and assesses internal processes and controls for ongoing compliance with internal policies, as well as for potential weaknesses that could result in a failure of an internal control process. Management reviews and reports on potential areas of risk at the request of the Audit Committee or other members of the board of directors.

We believe that our compensation policies and practices do not create inappropriate or unintended significant risk to the company as a whole. We also believe that our incentive compensation arrangements provide incentives that do not encourage risk-taking beyond the company’s ability to effectively identify and manage significant risks, are compatible with effective internal controls and our risk management practices and are supported by the oversight and administration of the Compensation Committee with regard to executive compensation programs.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to all of our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller, which is a “code of ethics” as defined by applicable SEC rules. The purpose and role of this code is to, among other things, focus our directors, officers and employees on areas of ethical risk, provide guidance to help them recognize and deal with ethical issues, provide mechanisms to report unethical or unlawful conduct and to help enhance and formalize our culture of integrity, honesty and accountability. If we make any amendments to this code, other than technical, administrative or other non-substantive amendments, or grant any waivers, including implicit waivers, from any provision of this code that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or Controller, or persons performing similar functions, and that relates to an element of the SEC’s “code of ethics” definition, then we will disclose the nature of the amendment or waiver on our website at www.livenation.com/investors.

Officer and Director Stock Ownership Guidelines

It is the board of directors’ policy that all directors and executive officers, consistent with their responsibilities to our stockholders as a whole, hold a significant equity interest in our company. Toward this end, the board of directors expects all directors and executive officers to own, or acquire within three years of first becoming a director or executive officer, shares of our common stock having a market value of at least $100,000.

The board of directors recognizes that exceptions to this policy may be necessary or appropriate in individual cases and may approve such exceptions from time to time as it deems appropriate in the interest of our stockholders.

Stockholder Communications

Stockholders and other interested parties may communicate with the board of directors, any committee thereof, the independent or non-management directors as a group or any individual director in writing. All such written communications must identify the recipient and be forwarded by mail to:

Live Nation Entertainment, Inc.

9348 Civic Center Drive

Beverly Hills, California 90210

Attention: General Counsel

The General Counsel will act as agent for the directors in facilitating such communications. In that capacity, the General Counsel may review, sort and summarize the communications.

Complaints about accounting, internal accounting controls or auditing matters may be made by calling our toll-free Business Integrity Hotline at (866) 458-6475, or via e-mail addressed to BusinessIntegrity@LiveNation.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and holders of more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the Section 16(a) forms received by us, or written representations from reporting persons that no such forms were required to be filed, as applicable, we believe that the reporting persons complied with all of the Section 16(a) filing requirements during the 2009 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis may contain statements regarding historical and/or future individual and company performance measures, targets and other goals. These goals are disclosed in the limited context of our executive compensation program and should not be understood to be statements of management’s or the board of directors’ expectations or estimates of results or other guidance. We specifically caution investors not to apply these statements to other contexts.

Roles and Responsibilities

This Compensation Discussion and Analysis describes our executive compensation program as it relates to the following “named executive officers” for fiscal 2009:

Michael Rapino	President and Chief Executive Officer
Jason Garner	Chief Executive Officer—Global Music
Alan Ridgeway	Chief Executive Officer—International Music
Michael Rowles	General Counsel
Kathy Willard	Chief Financial Officer

The Compensation Committee has primary responsibility for establishing the compensation of our named executive officers. The Compensation Committee is appointed by the board of directors, and consists entirely of directors who are “outside directors” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, and “non-employee” directors for purposes of Rule 16b-3 of the Exchange Act. The Compensation Committee currently consists of Messrs. Carlton, Dolgen, Enloe and Shapiro, but during 2009, the period primarily discussed in this Compensation Discussion and Analysis, consisted of Messrs. Enloe, Emanuel and Shapiro. The Compensation Committee is responsible for (i) administering and overseeing our executive compensation program, including matters related to salary, bonus plans and stock compensation plans, and (ii) approving all grants of equity awards (although subsequent to its acquisition as part of the merger, compensation paid by Front Line, and equity awards with respect to Front Line common stock, must also be approved by the board of directors of Front Line). Mr. Dolgen is the Chairman of the Compensation Committee.

Compensation Philosophy and Objectives

Our executive compensation program is designed to attract, motivate, reward and retain talented individuals who are essential to our continued success. In determining the form and amount of compensation payable to our named executive officers, the Compensation Committee is guided by the following objectives and principles:

•

Compensation should tie to performance. We aim to foster a pay-for-performance culture, with a substantial amount of executive compensation “at risk.” Accordingly, a significant portion of total compensation is tied to and varies with our financial, operational and strategic performance, as well as individual performance.

•

Compensation should encourage and reward the achievement of specific corporate and departmental goals and initiatives. From time to time, we set specific corporate and/or departmental goals and initiatives pertaining to, among other things, growth, productivity and people. Currently, we are primarily emphasizing, and the executive compensation program is designed primarily to reward, (i) growth in operating income before certain unusual and/or non-cash charges, acquisition transaction expenses, depreciation and amortization (including impairments), loss or gain on sale of operating assets and non-cash compensation expense, and including any pro forma adjustments in respect of acquisitions or divestitures and evaluated on a constant currency basis, which is referred to as “Adjusted Operating Income” and (ii) the achievement of various personal performance objectives.

•

Compensation should establish common goals for executives and their key reports. We endeavor to set consistent performance targets for multiple layers of executives. By establishing common goals, we encourage a coordinated approach to managing the company that we believe will be most likely to increase stockholder value in the long term.

•

Compensation should align executives’ interests with those of our stockholders. Equity-based compensation encourages executives to focus on our long-term growth and prospects and to manage the company from the perspective of our stockholders.

Within this framework, we strive to maintain executive compensation levels that are fair, reasonable and competitive.

Compensation Setting Process

Compensation determinations made during 2009 affecting our named executive officers were based primarily on the Compensation Committee’s assessments of the appropriate levels of compensation required to recruit and retain top-level executive talent, based on industry standards and input from our Chief Executive Officer with respect to our other named executive officers, as well as the Compensation Committee’s review of what we had paid executives in such roles historically. The Compensation Committee did not work with any compensation consultants during 2009.

The Compensation Committee approves all material compensation decisions for the named executive officers, including the grant of all equity awards. Michael Rapino, our President and Chief Executive Officer, annually reviews the named executive officers’ performance, other than his own performance, which is reviewed by the Compensation Committee. The results of these evaluations, including recommendations on any salary adjustments, cash bonus amounts, performance targets and/or equity awards, are presented by Mr. Rapino to the Compensation Committee for consideration and approval. Mr. Rapino regularly attends meetings of the Compensation Committee and, upon the committee’s request, provides various compensation and performance information to the committee. The Compensation Committee also meets in executive session without Mr. Rapino to discuss compensation matters pertaining to Mr. Rapino. On occasion, other named executive officers and members of management meet with the Compensation Committee to provide performance and other relevant data to the committee.

The Compensation Committee recognizes that, in certain circumstances, it is appropriate to enter into written compensatory agreements with key executives to provide greater stability and certainty that permits the executives to remain focused on their duties and responsibilities and better promote the interests of our stockholders. We have entered into an employment agreement with each of our named executive officers. The employment agreements generally set forth information regarding base salary, cash performance awards, equity incentive awards, severance benefits and change-in-control vesting, as well as other employee benefits.

Certain named executive officers are entitled to accelerated vesting of their equity awards upon the occurrence of a change of control, which is referred to as a single trigger, to ensure that these executives receive the full benefit of their long-term compensation in a manner consistent with benefits realized by our stockholders. None of our named executive officers other than Mr. Rapino is eligible to receive severance or comparable cash payments upon the occurrence of a change of control, absent a qualifying termination, which is referred to as a double trigger, because the severance benefits contained in the employment agreements are intended to provide protection in connection with the loss of employment (including a loss of employment related to a corporate transaction) rather than merely incentivize the closing of a transaction. In April 2009, we entered into an amendment to Mr. Rapino’s employment agreement that provided Mr. Rapino with a cash payment upon the closing of the merger with Ticketmaster in order to separately reward Mr. Rapino for his extraordinary efforts in connection with this transaction. In October 2009, we entered into an employment agreement that became effective upon the closing of the merger, superseding his existing employment. For further discussion of the employment agreements of our named executive officers, see “Employment Agreements” below.

Compensation Program Components

Our executive compensation program consists of the following components:

•	base salary;

•	cash performance bonuses;

•	long-term equity incentive awards; and

•	employee benefits and other perquisites.

The Compensation Committee believes that these components function together to provide a strong compensation program that enables us to attract and retain top talent while simultaneously aligning the interests of our officers with those of our stockholders. The Compensation Committee has not adopted a formal policy or practice for the allocation of (i) base salary versus incentive compensation, (ii) cash bonuses versus equity compensation or (iii) equity grants amongst various award types. Rather, the committee seeks to flexibly tailor each executive’s total compensation package to include these various components in a manner designed to motivate and retain most effectively that particular executive, while still aligning the executive’s interests with those of our stockholders. For these reasons, the Compensation Committee has not relied on formal benchmarking or peer group analysis in determining our compensation programs, though industry standards and informal reviews of compensation paid to executives of our competitors are taken into consideration in this process.

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

Base salaries for executive officers are typically established at the time the employment agreements are entered into or amended and are based on negotiations with the executives and on the Compensation Committee’s assessments of the salaries necessary and appropriate to recruit and/or retain the individual executives for their particular positions. These assessments include informal reviews of compensation paid to executives of comparable companies and competitors of ours. In establishing the base salaries of our executive officers, the members of the Compensation Committee also bring to bear their own judgment of appropriate compensation based on their individual professional experiences.

For further discussion of the base salaries of the named executive officers, see “Employment Agreements” below.

Cash Performance Bonuses

Annual cash bonus eligibility is provided to each of the named executive officers to reward the achievement of corporate, departmental and/or individual accomplishments and to tie compensation to performance, each in keeping with our compensation philosophy. In January 2010, the Compensation Committee reviewed the named executive officers’ performance during 2009 and awarded cash performance bonuses to each of the named executive officers based primarily on the achievement of Adjusted Operating Income (both corporate and, where applicable, divisional). In general, annual cash bonus eligibility for the named executive officers’ key reports was also based on Adjusted Operating Income on a pro forma basis in order to encourage a coordinated approach to managing the company in keeping with our compensation philosophy.

We believe that Adjusted Operating Income is the primary metric on which the company’s performance is evaluated by financial analysts and the investment community generally. Internally, we review Adjusted Operating Income on a pro forma basis to evaluate the performance of our operating segments, and believe that this metric assists investors by allowing them to evaluate changes in the operating results of our businesses separate from non-operational factors that affect net income, thus providing insights into both operations and the other factors that affect reported results.

In January 2010, each named executive officer was awarded a cash performance bonus in respect of performance in 2009 as follows:

Michael Rapino. Mr. Rapino’s cash bonus eligibility for 2009 was based primarily on the achievement of company Adjusted Operating Income on a pro forma basis. In March 2009, the Compensation Committee set a target cash performance bonus of $1,500,000 for Mr. Rapino, based on the achievement of $190 million of company Adjusted Operating Income for the year. Also in March 2009, the Compensation Committee set a target cash exceptional performance bonus of a further $1,500,000 for Mr. Rapino based on the achievement of the following performance targets: 50% based on the achievement of exceptional company Adjusted Operating Income results for the year, with each $1 million of Adjusted Operating Income above $190 million representing 5% of the target up to a maximum of 50%; 25% based on the achievement of $120 million of company sponsorship Adjusted Operating Income; and 25% based on the generation of at least $75 million of additional liquidity for the company during the year.

In January 2010, the Compensation Committee determined that, on a pro forma basis, the company had achieved 109% of its company Adjusted Operating Income performance target. Accordingly, the Compensation Committee awarded Mr. Rapino his full targeted cash performance bonus of $1,500,000. It also determined that, on a pro forma basis: company Adjusted Operating Income was more than $10 million more than the target, resulting in payment of 50% of his target exceptional performance bonus ($750,000); the company had missed the sponsorship Adjusted Operating Income target; and the company had generated more than $75 million in additional liquidity, primarily through the sale of its U.K. theater business, resulting in payment of a further 25% of the target exceptional performance bonus ($375,000). As a result, the Compensation Committee awarded Mr. Rapino cash performance bonuses totaling $2,625,000 for 2009.

Jason Garner. Mr. Garner’s cash bonus eligibility for 2009 was based on the achievement of Adjusted Operating Income on a pro forma basis, for the company as a whole, as well as for the company’s North American Music, International Music and sponsorship businesses. In March 2009, the Compensation Committee set a target bonus of $1,700,000 for Mr. Garner, based on the achievement of the following performance targets: 16.67% (one-sixth) based on the achievement of $190 million of company Adjusted Operating Income for the year; 16.67% based on the achievement of $104 million of North American Music Adjusted Operating Income; 16.67% based on the achievement of $102 million of International Music Adjusted Operating Income; 25% based on the achievement of exceptional Global Music (North American Music and International Music combined) Adjusted Operating Income results for the year, with each $1 million of Adjusted Operating Income above $206 million representing 2.5% of the target bonus up to a maximum of 25%; and 25% based on the achievement of $120 million of company sponsorship Adjusted Operating Income.

In January 2010, the Compensation Committee determined that, on a pro forma basis: the company had achieved 109% of the company Adjusted Operating Income target, resulting in payment of 16.67% of the target bonus ($283,333); the company had achieved 101% of the North American Music Adjusted Operating Income target and 114% of the International Music Adjusted Operating income target for the year, with the combined Global Music results representing more than $10 million in excess of the target, resulting in payment of a further 58.33% of the target bonus ($991,667); and the company had missed the sponsorship Adjusted Operating Income target. As a result, the Compensation Committee awarded Mr. Garner a total cash performance bonus of $1,275,000 for 2009. Of that amount, $1,000,000 was offset against the retention bonus granted to Mr. Garner upon the execution of an amendment to his employment agreement in April 2009, and the remaining $275,000 was paid in cash.

Alan Ridgeway. Mr. Ridgeway’s cash bonus eligibility for 2009 was based on the achievement of International Music Adjusted Operating Income on a pro forma basis. In March 2009, the Compensation Committee set a target bonus for Mr. Ridgeway of $399,238 (converted from British Pound Sterling), based on the achievement of $103 million of International Music Adjusted Operating Income for the year, exclusive of certain allocations for Global Music operations. In January 2010, the Compensation Committee determined that, on a pro forma basis, the International Music division had achieved 113% of its performance target. As a result, the Compensation Committee awarded Mr. Ridgeway his full targeted cash performance bonus of $399,238 for 2009, all of which was offset against the remainder of the $1,000,000 retention bonus granted to Mr. Ridgeway upon the execution of an amendment to his then-current employment agreement in August 2006.

Michael Rowles. Mr. Rowles’ cash bonus eligibility for 2009 was based on the achievement of company Adjusted Operating Income on a pro forma basis. In March 2009, the Compensation Committee set a performance target for Mr. Rowles of $190 million of company Adjusted Operating Income for the year and a target bonus of $550,000. In January 2010, the Compensation Committee determined that, on a pro forma basis, the company had achieved 109% of its performance target. As a result, the Compensation Committee awarded Mr. Rowles his full targeted cash performance bonus of $550,000 for 2009.

Kathy Willard. Ms. Willard’s cash bonus eligibility for 2009 was based on the achievement of company Adjusted Operating Income on a pro forma basis. In March 2009, the Compensation Committee set a performance target for Ms. Willard of $190 million of company Adjusted Operating Income for the year and a target bonus of $600,000. In January 2010, the Compensation Committee determined that, on a pro forma basis, the company had achieved 109% of its performance target. As a result, the Compensation Committee awarded Ms. Willard her full targeted cash performance bonus of $600,000 for 2009.

For further discussion of the named executive officers’ cash performance bonuses, see “—2009 Summary Compensation Table” and “—Grants of Plan-Based Awards Table.”

Long-Term Equity Incentive Awards

From time to time, we grant long-term equity incentive awards to the named executive officers in an effort to reward long-term performance, to promote retention, to allow them to participate in our long-term growth and profitability and to align their interests with those of our stockholders, each in keeping with our compensation philosophy. All long-term equity awards to named executive officers have been granted under our Stock Incentive Plan and approved by either the Compensation Committee or the board of directors.

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

Two named executive officers received long-term equity awards during 2009, as follows:

Michael Rapino. On March 17, 2009, Mr. Rapino was granted 2,000,000 stock options with an exercise price of $2.75, in connection with the anticipated amendment to Mr. Rapino’s employment agreement. On March 17, 2009, the Compensation Committee also granted to Mr. Rapino a restricted stock award of an aggregate of 150,000 shares. That award was made pursuant to Mr. Rapino’s employment agreement and was comprised of two separate grants:

•

100,000 restricted shares, which were to vest 50% on March 31, 2010 upon the achievement of $190 million of company Adjusted Operating Income on a pro forma basis for 2009 and, if such target was achieved, the remaining 50% on March 31, 2011, subject to Mr. Rapino’s continued employment. If the financial performance target was missed, a percentage of the shares (up to 100%) were to have been forfeited in accordance with a sliding scale based on actual company Adjusted Operating Income achievement.

In January 2010, the Compensation Committee determined that, on a pro forma basis, the Adjusted Operating Income target had been achieved. In connection with the closing of the merger later in January 2010, these restricted shares accelerated and the restrictions lapsed, in accordance with the terms of Mr. Rapino’s employment agreement.

•

50,000 restricted shares, which were to vest in connection with the closing of the merger. If the merger had failed to close, the shares were to have been forfeited in their entirety. In connection with the closing of the merger in January 2010, these restricted shares accelerated and the restrictions lapsed, in accordance with the terms of Mr. Rapino’s employment agreement.

Jason Garner. On March 17, 2009, Mr. Garner was granted 300,000 stock options with an exercise price of $2.75, in connection with the anticipated amendment to Mr. Garner’s employment agreement. The number of stock options granted was determined based on the recommendation of Mr. Rapino.

Timing of Equity Grants

In March 2007, the Compensation Committee adopted guidelines regarding the timing of equity award grants to help ensure compliance with applicable securities regulations and facilitate the administration of our stock incentive plan. Under those guidelines, the Compensation Committee generally (i) grants annual long-term equity awards to our employees, including our named executive officers, in approximately the first quarter of each calendar year, usually in connection with the first meeting of the board of directors in such year, and (ii) grants additional awards, if any, to new hires or other key employees as appropriate on a quarterly basis, generally during the two weeks following the release of our financial results for the prior fiscal quarter. The Compensation Committee may nevertheless elect to make equity awards at other times as it deems necessary or appropriate, and did so once during 2009. In the event that material non-public information becomes known to the Compensation Committee prior to granting an equity award, the Compensation Committee will take the existence of such information under advisement and make an assessment in its business judgment whether to delay the grant of the equity award in order to avoid any impropriety. For a discussion of share ownership guidelines applicable to our named executive officers, see “Officer and Director Stock Ownership Guidelines” above.

Employee Benefits and Other Perquisites

The named executive officers are eligible to participate in our Group Benefits Plan, which is generally available to all full-time employees and which includes medical, vision, dental, company-paid life and accidental death or dismemberment, supplemental life and accidental death or dismemberment and short- and long-term disability insurance, flexible spending accounts (health and dependent care) and an employee assistance program. Additionally, our employees are entitled to paid vacation, sick leave and other paid holidays. The Compensation Committee believes that our commitment to provide the above benefits recognizes that the health and well-being of our employees contribute directly to a productive and successful work life that enhances results for us and our stockholders.

In addition to the employee benefits discussed above, the named executive officers receive certain perquisites, as appropriate to their particular circumstances, which are not generally available to all our employees. In 2009:

•

Mr. Rapino received an automobile allowance and a reimbursement for the tax expense associated with that allowance, both pursuant to the terms of his employment agreement, a medical physical exam and a reimbursement for the tax expense associated with the exam as well as a complimentary membership to the House of Blues Foundation Room.

•	Mr. Ridgeway received a company contribution towards a United Kingdom retirement plan and a complimentary membership to the House of Blues Foundation Room.

Messrs. Garner and Rowles and Ms. Willard did not receive perquisites aggregating to more than $10,000 during 2009.

We are a live entertainment company, and from time to time our directors and certain employees, including the named executive officers, receive complimentary tickets to live events that are produced and/or promoted by us. Regular attendance at our events is integrally and directly related to the performance of the named executive officers’ duties, and we therefore do not consider their receipt of these tickets, or reimbursement for associated travel or other related expenses, to constitute a perquisite. To the extent the named executive officers are accompanied to such events by family or friends, however, the incremental costs to us associated with those guests’ attendance are deemed to be perquisites.

From time to time, the Compensation Committee reviews its perquisite program to determine if any adjustments are appropriate. For further discussion of the above perquisites, see “—2009 Summary Compensation Table.”

Stock Bonus Plan

Our named executive officers, employees, consultants and non-employee directors are eligible to participate in the Live Nation Stock Bonus Plan, which was adopted by the Compensation Committee in March 2008, amended by the Compensation Committee in February 2009 and amended and restated by the Compensation Committee in January 2010. The Stock Bonus Plan authorizes us to issue shares of our common stock in lieu of payment of a cash bonus and/or director fees, as applicable, which a participant is entitled to receive under any bonus or compensation plan or agreement maintained by us or any of our subsidiaries if the participant so elects. The Compensation Committee has the exclusive authority to administer the Stock Bonus Plan, including the power to select to whom an election to receive shares of our common stock in payment of a cash bonus is to be extended and to determine the terms and conditions of such issuance. The number of shares of our common stock to be issued in payment of any cash bonus under the Stock Bonus Plan is equal to the amount of the cash bonus divided by the fair market value of a share of our common stock on the date that the cash bonus would otherwise be payable in cash. We believe that making the Stock Bonus Plan available to certain officers and other employees encourages them to make more significant investments in our stock and further align their interests with those of our stockholders, in keeping with our compensation philosophy. None of our named executive officers or non-employee directors participated in the Stock Bonus Plan in 2009.

Nonqualified Deferred Compensation Plan

We maintain a nonqualified deferred compensation plan under which named executive officers, directors and other designated management employees were able to defer a portion of their annual compensation, including, as applicable, salary, director fees, commissions and bonuses. By participating in this plan, named executive officers were able to delay taxes on both deferred amounts and earnings on those amounts, and were also eligible to receive matching contributions on deferrals from the company. The plan was frozen to additional participation beginning January 2010. For a description of the terms of our nonqualified deferred compensation plan, see “—2009 Nonqualified Deferred Compensation” below.

401(k) Savings Plan

We maintain a 401(k) Savings Plan for all U.S.-based employees, including the named executive officers, as a source of retirement income. Generally, our full-time employees that are at least 21 years of age are eligible to participate in the plan immediately upon hire, and our part-time, seasonal and temporary employees that are at least 21 years of age are eligible to participate in the plan upon completing one year of service and a minimum of 1,000 hours of service. Fidelity Investments is the independent plan trustee. As of December 31, 2009, participants had the ability to direct contributions into specified mutual funds within the Fidelity family of funds, as well as other outside investment vehicles. Currently, our common stock is not an investment option under the plan. Although we are not currently making matching contributions under the 401(k) Savings Plan, we have made matching contributions in the past and may make matching contributions in the future. Matching contributions, if any, vest 50% after the employee’s second full year of service and 100% after the third full year of service, after which all matching contributions are fully vested at the time they are made. We believe that offering our named executive officers this additional vehicle for saving and generating earnings on their savings in a tax-deferred manner provides a valuable benefit that helps us to retain top talent.

For further discussion of the named executive officers’ participation in the 401(k) Savings Plan, see “—2009 Summary Compensation Table.”

Tax and Accounting Considerations

Tax Considerations

Section 162(m) of the Internal Revenue Code, as amended, places a limit of $1 million on the amount of compensation we may deduct for federal income tax purposes in any one year with respect to our Chief Executive Officer and the next three most highly compensated officers, other than our Chief Financial Officer, which are referred to as the Covered Persons. However, performance-based compensation that meets certain requirements may be excluded from this $1 million limitation.

In reviewing the effectiveness of our executive compensation program and determining whether to structure our compensation to avoid the imposition of this $1 million deduction limitation, the Compensation Committee considers the anticipated tax treatment to us and to the Covered Persons of various payments and benefits. However, the deductibility of certain compensation payments depends, in part, upon the timing of an executive’s exercise of previously granted awards, as well as other factors that may be beyond the Compensation Committee’s control. While the tax impact of any compensation arrangement is one factor to be considered in determining appropriate compensation, such impact is evaluated in light of the Compensation Committee’s overall compensation philosophy and objectives. For these and other reasons, including preservation of flexibility in compensating the named executive officers in a manner designed to promote varying corporate goals, the Compensation Committee did not, during 2009, limit executive compensation to that which is deductible under Section 162(m) of the Internal Revenue Code and has not adopted a policy requiring all compensation to be structured in this manner.

The Compensation Committee does consider various alternatives designed to preserve the deductibility of compensation and benefits to the extent reasonably practicable and to the extent consistent with our other compensation objectives, including the objective of retaining the discretion it deems necessary to compensate officers in a manner commensurate with performance and the competitive environment for executive talent. Going forward, we may establish annual performance criteria under our Amended and Restated 2006 Annual Incentive Plan and/or our Stock Incentive Plan in an effort to ensure deductibility of certain of our named executive officers’ incentive compensation. The Compensation Committee may, however, continue to award compensation which may not be fully deductible if it determines that such compensation is consistent with our philosophy and is in our and our stockholders’ best interests.

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

Employment Agreements

We have entered into employment agreements with each of the named executive officers. Among other things, these agreements provide for certain payments upon a change in control or termination of employment. The principal elements of these employment agreements are summarized below:

Michael Rapino

In October 2007, we entered into, and in December 2008 and April 2009, we amended, an amended and restated employment agreement with Mr. Rapino, or the 2007 Rapino Agreement, under which Mr. Rapino served as our President and Chief Executive Officer. The amended term of the 2007 Rapino Agreement began effective as of January 1, 2009 and ended upon completion of the merger. In October 2009, we entered into an employment agreement with Mr. Rapino that became effective upon completion of the merger under which Mr. Rapino serves as our President and Chief Executive Officer and a member of our board of directors for as long as he remains an officer of the company. The term of the agreement ends on May 31, 2014. During 2009, Mr. Rapino received compensation and benefits in the tables below pursuant to the 2007 Rapino Agreement. This summary describes the terms of Mr. Rapino’s employment agreement as it is currently in effect following completion of the merger. The annual bonus and termination provisions in Mr. Rapino’s existing employment agreement are substantially similar to those in the 2007 Rapino Agreement.

Under the employment agreement, Mr. Rapino receives a base salary of $2.0 million per year beginning on January 25, 2010, the closing date of the merger, and is entitled to receive minimum increases in base salary of $100,000 per year on each anniversary of this date. Following transition from bonus commitments under the 2007 Rapino Agreement, Mr. Rapino will be eligible to receive (a) an annual cash performance bonus with a target amount equal to 100% of his highest base salary paid during the calendar year in which the bonus was earned, (b) an annual cash exceptional performance bonus with a target amount equal to an additional 100% of his highest base salary paid during the calendar year in which the bonus was earned (each subject to increases or decreases based on actual performance, determined by reference to the achievement of performance targets established by the Compensation Committee) and (c) annual grants of 150,000 shares of restricted stock, vesting upon the attainment of specified financial and individual performance criteria set by the Compensation Committee in equal installments on March 31st of the first two calendar years following the applicable date of grant, subject to Mr. Rapino’s continued employment with Live Nation.

Upon completion of the merger, Mr. Rapino received (a) a $3.0 million cash bonus and (b) a grant of 350,000 shares of restricted stock, or the Rapino Restricted Stock Grant, vesting (i) in equal installments on each of the first four anniversaries of the closing date of the merger or (ii) with respect to each installment, if later than the applicable vesting anniversary, the first date on which the average closing trading price of our common stock over any consecutive 12-month period exceeds $20 per share. Upon completion of the merger, all unvested Live Nation equity awards then held by Mr. Rapino, other than an option granted to Mr. Rapino in March 2009 to purchase 2,000,000 shares of our common stock, or the Rapino Option Grant, vested in full.

Under the employment agreement, upon the occurrence of a “change in control” of Live Nation, all unvested equity awards then held by Mr. Rapino, including the Rapino Restricted Stock Grant and the Rapino Option Grant, will vest and become immediately exercisable (if applicable). In addition, in the event that an excise tax is imposed as a result of any payments made to Mr. Rapino in connection with a change in control of Live Nation, we will pay to or on behalf of Mr. Rapino an amount equal to such excise taxes plus any taxes resulting from such payment. Mr. Rapino is also entitled to receive an annual car allowance, grossed up for applicable taxes.

The employment agreement (i) will terminate upon Mr. Rapino’s death, (ii) may be terminated by us upon Mr. Rapino’s disability, (iii) may be terminated by us at any time (a) without “cause” (as defined below) or (b) for “cause,” subject to Mr. Rapino’s right in some cases to cure and provided that at least a majority of the board of directors must first determine that “cause” exists and (iv) may be terminated by Mr. Rapino at any time (a) without “good reason” (as defined below) or (b) with “good reason,” subject in some cases to our right to cure.

If Mr. Rapino’s employment is terminated by us for “cause,” by Mr. Rapino without “good reason” or due to Mr. Rapino’s death or disability, he is entitled to receive:

•	accrued and unpaid base salary;

•	a prorated performance bonus, including any performance bonus that may have been earned for the prior year but not yet paid;

•	accrued and unused vacation pay; and

•	unreimbursed expenses.

If Mr. Rapino’s employment is terminated by us without “cause” or by Mr. Rapino for “good reason,” he is entitled to:

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

For purposes of the employment agreement, “cause” means: (i) Mr. Rapino’s willful and continued failure to perform his material duties; (ii) the willful or intentional engaging by Mr. Rapino in material misconduct that causes material and demonstrable injury, monetarily or otherwise, to us; (iii) Mr. Rapino’s conviction of, or a plea of nolo contendere to, a crime constituting (a) a felony under the laws of the United States or any state thereof or (b) a misdemeanor involving moral turpitude that causes material and demonstrable injury, monetarily or otherwise, to us; (iv) Mr. Rapino’s committing or engaging in any act of fraud, embezzlement, theft or other act of dishonesty against us that causes material and demonstrable injury, monetarily or otherwise to us; or (v) Mr. Rapino’s breach of the restrictive covenants included in the employment agreement that causes material and demonstrable injury, monetarily or otherwise, to us.

For purposes of the employment agreement, “good reason” is defined as: (i) reduction in Mr. Rapino’s base salary or annual incentive compensation opportunity, or the failure by us to grant the restricted shares required to be granted to Mr. Rapino under the employment agreement; (ii) a breach by us of a material provision of the employment agreement; (iii) failure to re-nominate Mr. Rapino to our board of directors; (iv) us requiring Mr. Rapino to report to anyone other than the board of directors; (v) a substantial diminution in Mr. Rapino’s duties or responsibilities or a change in his title; (vi) a transfer of Mr. Rapino’s primary workplace away from Los Angeles; or (vii) a change in control, except that Mr. Rapino may not invoke a “good reason” termination solely as a result of a change of control until 180 days after the change in control.

The employment agreement also contains non-disclosure, non-solicitation and indemnification provisions.

Jason Garner

In March 2008, we entered into, and in December 2008 and April 2009, we amended, an employment agreement with Mr. Garner under which Mr. Garner serves as Chief Executive Officer, Global Music. Prior to the April 2009 amendment, Mr. Garner served as Chief Executive Officer of our North American Music division. As amended, the term of the employment agreement began effective as of March 1, 2009 and ends on February 28, 2013. This summary describes the terms of Mr. Garner’s employment agreement as it is currently in effect based on the April 2009 amendment.

Under the employment agreement, Mr. Garner receives a base salary of $850,000 per year beginning on March 1, 2009, and is entitled to receive minimum increases in base salary of $50,000 per year on March 1 of each of 2010-2012. Beginning in 2009, Mr. Garner is eligible to receive an annual cash performance bonus of up to 200% of his then-current base salary, based upon the achievement of performance targets established annually by us.

Upon signing the employment agreement as amended in April 2009, Mr. Garner received $250,000 as a signing bonus and received $1.0 million as a retention bonus, which will be offset against any performance bonuses subsequently earned by Mr. Garner under the employment agreement. If Mr. Garner remains employed with us as of February 28, 2013, any remaining retention bonus that has not been so offset will be deemed earned by Mr. Garner. If Mr. Garner’s employment is terminated earlier, any remaining unearned portion of the retention bonus will be (i) repayable to us if Mr. Garner’s employment is terminated by us for “cause” (as defined below) or by Mr. Garner without “good reason” (as defined below) or (ii) deemed earned by Mr. Garner if his employment is terminated by us without cause, by Mr. Garner with “good reason” or due to Mr. Garner’s death or disability.

The employment agreement (i) will terminate upon Mr. Garner’s death, (ii) may be terminated by us upon Mr. Garner’s disability, (iii) may be terminated by us at any time (a) without “cause” or (b) for “cause,” subject to Mr. Garner’s right in some cases to cure, and (iv) may be terminated by Mr. Garner at any time (a) without “good reason” or (b) with “good reason,” subject to our right to cure.

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

If Mr. Garner’s employment is terminated by us for “cause,” he is entitled to receive:

•	accrued and unpaid base salary;

•	accrued and unused vacation pay;

•	unreimbursed expenses; and

•	any payments to which he may be entitled under any applicable employee benefit plan.

If Mr. Garner’s employment is terminated by us without “cause” or by Mr. Garner for “good reason,” he is entitled to receive:

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

For purposes of the employment agreement, “cause” means: (i) Mr. Garner’s continued non-performance of his duties under the employment agreement; (ii) Mr. Garner’s refusal or failure to follow lawful directives; (iii) a criminal or civil conviction of Mr. Garner, a plea of nolo contendere by Mr. Garner or other conduct by Mr. Garner that has resulted in, or would reasonably be expected to result in, material injury to our reputation, including conviction of fraud, theft, embezzlement or a crime involving moral turpitude; (iv) a breach by Mr. Garner of any provision of the employment agreement; (v) conduct by Mr. Garner constituting a material act of misconduct in connection with the performance of his duties, including violation of our policy on sexual harassment or misappropriation of our funds or property; or (vi) a violation by Mr. Garner of our employment policies, including those set forth in our Employee Handbook or our Code of Business Conduct and Ethics.

For purposes of the employment agreement, “good reason” is defined as: (i) a repeated failure by us to comply with a material term of the employment agreement; (ii) a substantial and unusual increase in Mr. Garner’s duties and responsibilities without an offer of additional reasonable compensation; or (iii) a substantial and unusual reduction in Mr. Garner’s duties and responsibilities.

The employment agreement also contains non-disclosure, non-solicitation and non-competition provisions.

Alan Ridgeway

In September 2007, we entered into a new employment agreement with Alan Ridgeway to serve as Chief Executive Officer of our International Music division. Mr. Ridgeway previously served as our Chief Financial Officer. The initial term of the employment agreement ends on December 31, 2010. After that date, the agreement will renew automatically day-to-day such that the term of the agreement will always remain at exactly one year, unless earlier terminated.

Under the employment agreement, Mr. Ridgeway receives a base salary of £300,000 per year and will be entitled to annual increases of five percent during each year of the term beginning on January 1, 2009. In March 2009, in connection with a realignment of salaries within the company’s International Music division, Mr. Ridgeway’s base salary was increased from £315,000 to £375,000 effective February 1, 2009. Mr. Ridgeway is eligible to receive an annual cash performance bonus of (i) $300,000 for 2007 and (ii) 65% of his annual base salary for each year beginning in 2008, in each case to be paid in a combination of cash, stock options and/or restricted stock, on terms and conditions to be set and determined in writing by us for each calendar year. We also agreed to reimburse Mr. Ridgeway for all reasonable expenses related to his relocation from Los Angeles to the United Kingdom.

In August 2006, the Compensation Committee approved an amendment to Mr. Ridgeway’s then-current employment agreement which remains in effect under his current employment agreement. Pursuant to that amendment, we paid Mr. Ridgeway a retention bonus of $1 million, which will be offset against any future performance bonuses earned by Mr. Ridgeway. If Mr. Ridgeway is still employed by us as of December 31, 2010, the remaining amount of the retention bonus, if any, will be deemed earned by Mr. Ridgeway. Prior to that date, if Mr. Ridgeway’s employment is terminated by us for “cause” (as defined below) or by Mr. Ridgeway without “good reason” (as defined below), Mr. Ridgeway must repay any unearned portion of the retention bonus. If Mr. Ridgeway’s employment is terminated by us without “cause,” or by death or disability, or by Mr. Ridgeway for “good reason” prior to December 31, 2010, the remaining amount of the retention bonus, if any, will be deemed earned by Mr. Ridgeway.

The employment agreement (i) will terminate upon Mr. Ridgeway’s death, (ii) may be terminated by us upon Mr. Ridgeway’s disability, (iii) may be terminated by us at any time (a) without “cause” or (b) for “cause,” subject to Mr. Ridgeway’s right in some cases to cure, and (iv) may be terminated by Mr. Ridgeway at any time (a) without “good reason” or (b) with “good reason,” subject to our right to cure.

If Mr. Ridgeway’s employment is terminated due to Mr. Ridgeway’s death or disability, he is entitled to receive:

•	accrued and unpaid base salary;

•	a prorated performance bonus, if any;

•	accrued and unused vacation pay;

•	unreimbursed expenses; and

•	any payments to which he may be entitled under any applicable employee benefit plan.

If Mr. Ridgeway’s employment is terminated by us for “cause,” he is entitled to receive:

•	accrued and unpaid base salary;

•	accrued and unused vacation pay;

•	unreimbursed expenses; and

•	any payments to which he may be entitled under any applicable employee benefit plan.

If Mr. Ridgeway’s employment is terminated by us without “cause” or by Mr. Ridgeway for “good reason,” he is entitled to receive (in a lump-sum payment):

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

For purposes of the employment agreement, “cause” means: (i) Mr. Ridgeway’s continued non-performance of his duties under the employment agreement; (ii) Mr. Ridgeway’s refusal or failure to follow lawful directives; (iii) a criminal or civil conviction of Mr. Ridgeway, a plea of nolo contendere by Mr. Ridgeway or other conduct by Mr. Ridgeway that has resulted in, or would reasonably be expected to result in, material injury to our reputation, including conviction of fraud, theft, embezzlement or a crime involving moral turpitude; (iv) a breach by Mr. Ridgeway of any provision of the employment agreement; (v) conduct by Mr. Ridgeway constituting a material act of misconduct in connection with the performance of his duties, including violation of our policy on sexual harassment or misappropriation of our funds or property; or (vi) a violation by Mr. Ridgeway of our employment policies, including those set forth in our Employee Handbook or our Code of Business Conduct and Ethics.

For purposes of the employment agreement, “good reason” is defined as: (i) a repeated failure by us to comply with a material term of the employment agreement; (ii) a substantial and unusual increase in Mr. Ridgeway’s duties and responsibilities without an offer of additional reasonable compensation; or (iii) a substantial and unusual reduction in Mr. Ridgeway’s duties and responsibilities.

The employment agreement also contains non-disclosure, non-solicitation and non-competition provisions.

Michael Rowles

In March 2006, we entered into, and in March 2007 and December 2008, we amended, an employment agreement with Michael Rowles to serve as our General Counsel. In October 2009, we entered into an amended and restated agreement with Mr. Rowles to serve as our General Counsel, which superseded Mr. Rowles’ existing employment agreement. As amended and restated, the term of the employment agreement began effective September 1, 2009 and ends on December 31, 2013. After that date, the agreement will renew automatically day-to-day such that the term of the agreement will always remain at exactly one year, unless earlier terminated. This summary describes the terms of Mr. Rowles’ employment agreement as it is currently in effect based on the October 2009 amendment and restatement.

Under the employment agreement, Mr. Rowles receives a base salary of $550,000 per year, subject to minimum increases of five percent per year. Mr. Rowles is eligible to receive an annual cash performance bonus with a target equal to 100% of his base salary based on the achievement of performance targets established by the Compensation Committee, subject to increase or decrease based on actual performance. In connection with the October 2009 amendment, Live Nation agreed to recommend to the Compensation Committee that it grant Mr. Rowles an option to purchase 200,000 shares of our common stock and 200,000 restricted shares within 90 days of the date that our stockholders approve an amendment to our Stock Incentive Plan adding sufficient additional shares to such plan (in lieu of the proposed grants, the Compensation Committee granted Mr. Rowles 300,000 restricted shares in January 2010). Under the employment agreement, upon the occurrence of a “change of control” of Live Nation, all unvested equity awards then held by Mr. Rowles will vest.

The employment agreement (i) will terminate upon Mr. Rowles’ death, (ii) may be terminated by us upon Mr. Rowles’ disability, (iii) may be terminated by us at any time without “cause” (as defined below) and for “cause,” subject to Mr. Rowles’ general right to cure, and (iv) may be terminated by Mr. Rowles at any time by providing 30 days prior written notice or (b) for “good reason” (as defined below), subject in some cases to our right to cure.

If Mr. Rowles’ employment is terminated by reason of death or disability or by us for “cause,” he is entitled to receive:

•	accrued and unpaid base salary;

•	accrued and unused vacation pay;

•	unreimbursed expenses;

•	any payments to which he may be entitled under any applicable employee benefit plan; and

•	a prorated performance bonus, including any performance bonus that may have been earned for the prior year but not yet paid.

If Mr. Rowles’ employment is terminated by us without “cause,” or by Mr. Rowles for “good reason,” he is entitled to:

•	accrued and unpaid base salary;

•	accrued and unused vacation pay;

•	unreimbursed expenses;

•	any payments to which he may be entitled under any applicable employee benefit plan;

•	a prorated performance bonus, including any performance bonus that may have been earned for the prior year but not yet paid; and

•

subject to Mr. Rowles signing a general release of claims, a cash payment equal to Mr. Rowles’ base salary multiplied by the greater of the remainder of the employment term or two years and immediate acceleration of the vesting of all unvested equity awards then held by Mr. Rowles.

For purposes of the employment agreement, “cause” means: (i) conduct by Mr. Rowles constituting a material act of willful misconduct in connection with the performance of his duties, including violation of our policy on sexual harassment or misappropriation of our funds or property; (ii) continued, willful and deliberate non-performance by Mr. Rowles of a material duty under the employment agreement; (iii) Mr. Rowles’ refusal or failure to follow lawful directives consistent with his title and position and the terms of the employment agreement; (iv) a criminal or civil conviction of Mr. Rowles, a plea of nolo contendere by Mr. Rowles or other conduct by Mr. Rowles that, as determined in the reasonable discretion of the board of directors, has resulted in, or would result in, material injury to our reputation, including, without limitation, conviction of fraud, theft, embezzlement or a crime involving moral turpitude; (v) a repeated failure by Mr. Rowles to comply with a material term of the employment agreement; or (vi) a material violation by Mr. Rowles of our employment policies.

For purposes of the employment agreement, “good reason” is defined as: (i) a repeated failure by us to comply with a material term of the employment agreement; (ii) a material reduction in Mr. Rowles’ duties, responsibilities, authority or compensation; (iii) a material geographic relocation of Mr. Rowles’ principal work location outside Los Angeles; or (iv) a “change in control” of Live Nation in which Mr. Rowles is not offered continued employment as Live Nation’s General Counsel or General Counsel of the surviving entity.

The employment agreement also contains non-disclosure, non-solicitation, non-competition and indemnification provisions.

Kathy Willard

In September 2007, we entered into, and in December 2008, we amended, an employment agreement with Kathy Willard to serve as our Chief Financial Officer. In October 2009, we entered into an amended and restated agreement with Ms. Willard to serve as our Chief Financial Officer, which superseded Ms. Willard’s existing employment agreement. As amended and restated, the term of the employment agreement began effective September 1, 2009 and ends on December 31, 2013. After that date, the agreement will renew automatically day-to-day such that the term of the agreement will always remain at exactly one year, unless earlier terminated. This summary describes the terms of Ms. Willard’s employment agreement as it is currently in effect based on the October 2009 amendment and restatement.

Under the employment agreement, Ms. Willard receives a base salary of $600,000 per year, subject to minimum increases of five percent per year. Ms. Willard is eligible to receive an annual cash performance bonus with a target equal to 100% of her base salary based on the achievement of performance targets established by the Compensation Committee, subject to increase or decrease based on actual performance. In connection with the October 2009 amendment, Live Nation agreed to recommend to the Compensation Committee that it grant Ms. Willard an option to purchase 200,000 shares of our common stock and 200,000 restricted shares within 90 days of the date that our stockholders approve an amendment to our Stock Incentive Plan adding sufficient additional shares to such plan (in lieu of the proposed grants, the Compensation Committee granted Ms. Willard 300,000 restricted shares in January 2010). Under the employment agreement, upon the occurrence of a “change of control” of Live Nation, all unvested equity awards then held by Ms. Willard will vest.

The employment agreement (i) will terminate upon Ms. Willard’s death, (ii) may be terminated by us upon Ms. Willard’s disability, (iii) may be terminated by us at any time without “cause” (as defined below) and for “cause,” subject to Ms. Willard’s general right to cure, and (iv) may be terminated by Ms. Willard at any time by providing 30 days prior written notice or (b) for “good reason” (as defined below), subject in some cases to our right to cure.

If Ms. Willard’s employment is terminated by reason of death or disability or by us for “cause,” she is entitled to receive:

•	accrued and unpaid base salary;

•	accrued and unused vacation pay;

•	unreimbursed expenses;

•	any payments to which she may be entitled under any applicable employee benefit plan; and

•	a prorated performance bonus, including any performance bonus that may have been earned for the prior year but not yet paid.

If Ms. Willard’s employment is terminated by us without “cause,” or by Ms. Willard for “good reason,” she is entitled to:

•	accrued and unpaid base salary;

•	accrued and unused vacation pay;

•	unreimbursed expenses;

•	any payments to which she may be entitled under any applicable employee benefit plan;

•	a prorated performance bonus, including any performance bonus that may have been earned for the prior year but not yet paid; and

•

subject to Ms. Willard signing a general release of claims, a cash payment equal to Ms. Willard’s base salary multiplied by the greater of the remainder of the employment term or two years and immediate acceleration of the vesting of all unvested equity awards then held by Ms. Willard.

For purposes of the employment agreement, “cause” means: (i) conduct by Ms. Willard constituting a material act of willful misconduct in connection with the performance of her duties, including violation of our policy on sexual harassment or misappropriation of our funds or property; (ii) continued, willful and deliberate non-performance by Ms. Willard of a material duty under the employment agreement; (iii) Ms. Willard’s refusal or failure to follow lawful directives consistent with her title and position and the terms of the employment agreement; (iv) a criminal or civil conviction of Ms. Willard, a plea of nolo contendere by Ms. Willard or other conduct by Ms. Willard that, as determined in the reasonable discretion of the board of directors, has resulted in, or would result in, material injury to our reputation, including, without limitation, conviction of fraud, theft, embezzlement or a crime involving moral turpitude; (v) a repeated failure by Ms. Willard to comply with a material term of the employment agreement; or (vi) a material violation by Ms. Willard of our employment policies.

For purposes of the employment agreement, “good reason” is defined as: (i) a repeated failure by us to comply with a material term of the employment agreement; (ii) a material reduction in Ms. Willard’s duties, responsibilities, authority or compensation; or (iii) a material geographic relocation of Ms. Willard’s principal work location outside Los Angeles.

The employment agreement also contains non-disclosure, non-solicitation, non-competition and indemnification provisions.

2009 Summary Compensation Table

The following table sets forth summary information concerning the compensation for each of our named executive officers for all services rendered in all capacities to us during the fiscal years ended December 31, 2007, 2008 and 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (7)	Total ($)
Michael Rapino, President, Chief Executive Officer and Director	2009	1,501,140	—	412,500	2,086,221	2,625,000	51,362	6,676,223
	2008	1,001,140	—	1,849,500	—	1,950,000	42,885	4,843,525
	2007	950,700	1,000,000	10,125,000	5,725,485	—	38,106	17,839,291

Jason Garner, Chief Executive Officer— Global Music (3)	2009	826,026	1,250,000	—	307,048	275,000	—	2,658,074
	2008	720,561	650,000	—	—	200,000	—	1,570,561
	2007	468,403	1,000,000	562,500	1,043,663	—	—	3,074,566

Alan Ridgeway, Chief Executive Officer— International Music (4)	2009	579,165	—	—	—	—	57,187	636,352
	2008	556,554	—	—	—	—	58,105	614,659
	2007	510,061	—	311,875	427,275	—	49,752	1,298,963

Michael Rowles, General Counsel (5)	2009	517,475	—	—	—	550,000	—	1,067,475
	2008	500,706	—	(344,500)	—	425,000	—	581,206
	2007	425,454	300,000	623,750	427,275	—	—	1,776,479

Kathy Willard, Chief Financial Officer (6)	2009	533,330	—	—	—	600,000	—	1,133,330
	2008	475,793	—	—	—	575,000	65,666	1,116,459
	2007	368,325	300,000	1,350,000	279,473	—	76,177	2,373,975

(1)	The amounts listed are equal to the aggregate grant date fair value computed in accordance with ASC topic 718, Compensation – Stock Compensation, or ASC 718. Additional information related to the calculation of the compensation cost is set forth in Note 15 of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2009. All of these awards were granted under our Stock Incentive Plan. Dividends, if any, are paid on shares of restricted stock at the same rate as paid on our common stock.
(2)	For Ms. Willard and Messrs. Rapino, Garner and Rowles, the amounts set forth in this column for 2009 reflect a cash performance bonus that was paid in 2010 but was earned based upon obtaining 2009 financial performance goals. For further discussion of these bonus payments, see the Compensation Discussion and Analysis section of this amended report.
(3)	Mr. Garner’s bonus for 2009 represents a $250,000 cash signing bonus and a $1,000,000 cash retention bonus paid in April 2009. The cash retention bonus is offset against any subsequent performance bonuses earned by Mr. Garner. For 2009, Mr. Garner was awarded a cash performance bonus of $1,275,000 which was offset against this cash retention bonus. Mr. Garner’s non-equity incentive plan compensation for 2009 represents the portion of the performance bonus noted above that exceeded the amount required to be offset against the retention bonus. For further discussion of this retention bonus and Mr. Garner’s cash performance bonus for 2009, see the Compensation Discussion and Analysis section of this amended report and “Employment Agreements” above.
(4)	Mr. Ridgeway served as our Chief Financial Officer through August 2007, and was named Chief Executive Officer—International Music in September 2007. Mr. Ridgeway received a cash retention bonus in 2006 that is offset against any subsequent performance bonuses earned by Mr. Ridgeway. For 2007, 2008 and 2009, Mr. Ridgeway was awarded performance bonuses of $300,000, $97,500 and $399,238, respectively, which were offset against this cash retention bonus. For further discussion of this retention bonus and Mr. Ridgeway’s cash performance bonus for 2009, see the Compensation Discussion and Analysis section of this amended report and “Employment Agreements” above. Future performance bonuses totaling up to $203,262 may be subject to offset against Mr. Ridgeway’s 2006 cash retention bonus. Mr. Ridgeway is paid in British Pound Sterling, but all amounts have been converted to U.S. Dollars using an average exchange rate for the year.
(5)

Mr. Rowles’ 2008 salary amount includes a retroactive increase to January 1, 2008 of $75,000, which was approved and paid in 2009. In March 2008, the Compensation Committee determined that we did not achieve certain financial performance goals applicable to Mr. Rowles’ 25,000-share restricted stock grant; however, the Committee determined in its discretion to vest 25% of this restricted stock grant on that date, with the remainder to vest over the following three years in accordance with its original vesting schedule. ASC 718 requires this type of modification to be treated as a forfeiture of the original award and an issuance of a new award. The amount disclosed for 2008 represents the incremental fair value adjustment of the modified award calculated as of the modification date.
(6)	Ms. Willard served as our Chief Accounting Officer through August 2007 and was named Chief Financial Officer in September 2007.
(7)	The amounts represent (i) for Mr. Rapino, an automobile allowance of $29,904, a tax gross-up payment of $6,976 relating to such automobile allowance, a medical physical exam, a tax gross-up payment of $4,970 relating to such medical physical exam and a membership to the House of Blues Foundation Room and (ii) for Mr. Ridgeway, a company contribution of $56,155 under a United Kingdom retirement plan and a membership to the House of Blues Foundation Room. Messrs. Garner and Rowles and Ms. Willard did not receive perquisites and personal benefits aggregating more than $10,000 during 2009.

2009 Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards for the fiscal year ended December 31, 2009 to the named executive officers.

	Grant Date	Estimated Future Payouts Under Non-equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)				All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	Grant Date Fair Value of Stock and Option Award ($) (3)
Name		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)		Maximum (#)
Michael Rapino	3/17/09	—	—	—	—	100,000	(4)	—	—	275,000
	3/17/09	—	—	—	—	50,000	(4)	—	—	137,500
	3/17/09	—	$1,500,000	$3,000,000	—	—		—	—	—
	3/17/09	—	—	—	—	—		—	2,000,000	2,086,221

Jason Garner	3/17/09	—	$850,000	$1,700,000	—	—		—	—	—
	3/17/09	—	—	—	—	—		—	300,000	307,048

Alan Ridgeway	3/17/09	—	$399,238	—	—	—		—	—	—

Michael Rowles	3/17/09	—	$550,000	—	—	—		—	—	—

Kathy Willard	3/17/09	—	$600,000	—	—	—		—	—	—

(1)	No threshold amounts were applicable to non-equity incentive plan awards.
(2)	The amounts reflect the number of stock options or shares of restricted stock granted under our Stock Incentive Plan.
(3)	The dollar values of stock option and restricted stock awards disclosed in this column are equal to the aggregate grant date fair value computed in accordance with ASC 718, except that no assumptions for forfeitures were included for restricted stock awards. A discussion of the assumptions used in calculating the grant date fair value is set forth in Note 15 of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2009.
(4)	Mr. Rapino’s 100,000-share and 50,000-share restricted stock awards each vested 100% on January 25, 2010, in connection with the closing of the merger with Ticketmaster.

2009 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth summary information regarding the outstanding equity awards at December 31, 2009 granted to each of our named executive officers.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#) (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (3)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Name	Exercisable	Unexercisable
Michael Rapino (4)	167,500	167,500	—	10.60	12/2012	—	—	—	—
	—	—	—	—	—	41,875	356,356	—	—
	335,000	335,000	—	24.95	2/2017	—	—	—	—
	—	—	—	—	—	75,000	638,250	—	—
	—	—	—	—	—	50,000	425,500	—	—
	—	—	—	—	—	25,000	212,750	—	—
	—	2,000,000	—	2.75	3/2019	—	—	—	—
	—	—	—	—	—	—	—	100,000	851,000
	—	—	—	—	—	—	—	50,000	425,500
Jason Garner	—	—	—	—	—	7,500	63,825	—	—
	50,000	50,000	—	24.95	2/2017	—	—	—	—
	12,500	12,500	—	22.50	10/2017	—	—	—	—
	—	—	—	—	—	12,500	106,375	—	—
	—	300,000	—	2.75	3/2019	—	—	—	—
Alan Ridgeway	—	—	—	—	—	31,250	265,938	—	—
	25,000	25,000	—	24.95	2/2017	—	—	—	—
Michael Rowles (5)	—	—	—	—	—	3,750	31,913	—	—
	—	—	—	—	—	19,688	167,545	—	—
	25,000	25,000	—	24.95	2/2017	—	—	—	—
	—	—	—	—	—	12,500	106,375	—	—
Kathy Willard (5)	12,500	12,500	—	10.60	12/2012	—	—	—	—
	7,500	7,500	—	24.95	2/2017	—	—	—	—
	10,000	10,000	—	22.50	10/2017	—	—	—	—
	—	—	—	—	—	30,000	255,300	—	—

(1)	Market value of restricted stock grants is determined by using the closing price of $8.51 per share for our common stock on December 31, 2009, the last business day of the 2009 fiscal year. The amounts indicated are not necessarily indicative of the amounts that may be realized by our named executive officers if and when these awards vest, due to potential fluctuations in the value of our common stock.

(2)	The following table provides information with respect to our named executive officers’ unvested stock options as of the year ended December 31, 2009.

Vesting Date	Michael Rapino	Jason Garner	Alan Ridgeway	Michael Rowles	Kathy Willard
February 2010	167,500	25,000	12,500	12,500	3,750
March 2010	400,000	75,000	—	—	—
October 2010	—	6,250	—	—	5,000
December 2010	167,500	—	—	—	12,500
February 2011	167,500	25,000	12,500	12,500	3,750
March 2011	400,000	75,000	—	—	—
October 2011	—	6,250	—	—	5,000
March 2012	400,000	75,000	—	—	—
March 2013	400,000	75,000	—	—	—
March 2014	400,000	—	—	—	—

Total	2,502,500	362,500	25,000	25,000	30,000

(3)	The following table provides information with respect to our named executive officers’ earned but unvested restricted stock awards as of the year ended December 31, 2009.

Vesting Date	Michael Rapino	Jason Garner	Alan Ridgeway	Michael Rowles	Kathy Willard
February 2010	—	—	—	6,250	—
March 2010	75,000	—	—	—	—
April 2010	—	—	—	1,250	—
May 2010	—	2,500	—	6,563	—
October 2010	—	6,250	—	—	15,000
December 2010	116,875	—	31,250	—	—
February 2011	—	—	—	6,250	—
April 2011	—	—	—	2,500	—
May 2011	—	5,000	—	13,125	—
October 2011	—	6,250	—	—	15,000

Total	191,875	20,000	31,250	35,938	30,000

(4)	Mr. Rapino’s unearned 100,000-share restricted stock award was to have vested in equal installments in each of March 2010 and 2011 upon our having achieved certain applicable financial performance goals. Mr. Rapino’s unearned 50,000-share restricted stock award was to have vested in equal installments in each of March 2010 and 2011 if certain operational objectives specified by the Compensation Committee were satisfied by March 31, 2010. On January 25, 2010, in connection with the closing of the merger with Ticketmaster, all of Mr. Rapino’s unvested and unearned restricted stock awards immediately accelerated and were vested and, with the exception of the 2,000,000 stock option award, all of Mr. Rapino’s unexercisable stock options immediately accelerated and were vested.
(5)	On January 25, 2010, in connection with the closing of the merger with Ticketmaster, all of Ms. Willard’s and Mr. Rowles’ unexercisable stock options and unvested restricted stock awards were vested 100%.

2009 Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Michael Rapino (1)	—	—	245,938	1,228,148
Jason Garner (2)	—	—	8,750	66,913
Alan Ridgeway (3)	—	—	15,625	134,063
Michael Rowles (4)	—	—	14,062	65,750
Kathy Willard (5)	—	—	15,000	124,050

(1)	Upon the vesting of Mr. Rapino’s restricted stock awards, 50,564 shares of our common stock with an aggregate value on vesting of $488,692 were withheld to satisfy tax withholding obligations.
(2)	Upon the vesting of Mr. Garner’s restricted stock award, 3,129 shares of our common stock with an aggregate value on vesting of $23,928 were withheld to satisfy tax withholding obligations.
(3)	Upon the vesting of Mr. Ridgeway’s restricted stock award, 2,063 shares of our common stock with an aggregate value on vesting of $17,701 were withheld to satisfy tax withholding obligations.
(4)	Upon the vesting of Mr. Rowles’ restricted stock award, 5,028 shares of our common stock with an aggregate value on vesting of $23,509 were withheld to satisfy tax withholding obligations.
(5)	Upon the vesting of Ms. Willard’s restricted stock award, 5,363 shares of our common stock with an aggregate value on vesting of $44,352 were withheld to satisfy tax withholding obligations.

2009 Nonqualified Deferred Compensation

Name	Executive Aggregate Contributions in 2009 ($)(1)	Registrant Aggregate Contributions in 2009 ($)	Aggregate Earnings in 2009 ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at December 31, 2009 ($)
Michael Rapino	—	—	—	—	—
Jason Garner	—	—	—	—	—
Alan Ridgeway	—	—	—	—	—
Michael Rowles	—	—	—	—	—
Kathy Willard	—	—	676	—	25,875

(1)	Amounts disclosed in this table have not been reported in the Summary Compensation Table in any year.

Deferred Compensation Plan

Our named executive officers, directors and other designated management employees were able to defer a portion of their annual compensation, including, as applicable, salary, director fees, commissions and bonuses, into the Live Nation Nonqualified Deferred Compensation Plan. However, the Nonqualified Deferred Compensation Plan was frozen to additional participation beginning January 2010. Specifically, participants were able to defer under the Nonqualified Deferred Compensation Plan:

•	not less than 1% nor more than 50% of base salary and commissions;

•	not less than 1% nor more than 80% of bonus; and

•	not less than 1% but up to 100% of director compensation paid in cash.

Notwithstanding the deferral limits set forth above, the Compensation Committee may increase or decrease the above percentages in its discretion.

The Compensation Committee, in its sole discretion, may make matching contributions to each participant’s account. Generally, we have made matching contributions under our Nonqualified Deferred Compensation Plan equal to the matching contribution that would have been made under the 401(k) Savings Plan for a contribution by a participant of up to five percent of the participant’s eligible compensation as defined under the 401(k) Savings Plan (disregarding limits imposed by the Code), less the amount of any actual matching contribution made to the 401(k) Savings Plan. We did not make matching contributions under our Nonqualified Deferred Compensation Plan during 2009.

Participants are 100% vested in any amounts they deferred under the plan, while matching contributions, if any, vest 50% after the participant’s second full year of service and 100% after the third full year of service, after which all matching contributions are fully vested at the time they are made. However, upon a participant’s retirement, disability or death, any matching contributions become fully vested. Participants were entitled to invest their deferral accounts into one or more hypothetical investment vehicles which did not include our common stock. Those hypothetical investment vehicles were selected in the sole discretion of a board-appointed benefits committee, consisting of members of senior management representing our finance, human resources and legal departments, as well as representatives from various of our other business units. All dividends, interest, earnings and losses from such investment vehicles are credited or charged to the participant’s deferral account, as appropriate.

Deferrals are made for a minimum of three years prior to any in-service distributions. Generally, account balances are paid upon the participant’s termination, retirement or death, and assuming the minimum three-year deferral period is met and the deferral amount is otherwise vested, a participant may request in-service withdrawals of his or her account in lump-sum or annual installment payments. All distributions and withdrawals under the plan are in cash. Participants may also make withdrawals under the plan in the event of an unforeseen emergency. The Nonqualified Deferred Compensation Plan is unfunded and subject to the claims of our creditors in the event of bankruptcy.

As of December 31, 2009, one of our named executive officers was participating in the Nonqualified Deferred Compensation Plan (although the named executive officer did not make any new deferrals during 2009).

2009 Potential Payments Upon Termination or Change in Control

Name	Benefit (1)	Termination w/o Cause ($)	Termination w/Good Reason ($)	Voluntary Termination ($)	Death ($)	Disability ($) (9)	Closing of Merger ($)	Change in Control ($)
Michael Rapino	Severance (2)	14,000,000	14,000,000	—	—	—	—	14,000,000
	Equity Awards (2) (3)	14,429,356	14,429,356	—	14,429,356	—	2,909,356	14,429,356
	Tax Gross-up (4)	—	—	—	—	—	—	9,887,612
Total		28,429,356	28,429,356	—	14,429,356	—	2,909,356	38,316,968

Jason Garner	Severance (5)	2,550,000	2,550,000	—	—	—	—	2,550,000
	Equity Awards (3)	1,898,200	1,898,200	—	1,898,200	—	—	1,898,200
Total		4,448,200	4,448,200	—	1,898,200	—	—	4,448,200

Alan Ridgeway	Severance (6)	782,427	782,427	(602,500)	203,262	203,262	—	782,427
	Equity Awards (3) (6)	159,563	159,563	—	265,938	—	—	265,938
Total		941,990	941,990	(602,500)	469,200	203,262	—	1,048,365

Michael Rowles	Severance (7)	2,200,000	2,200,000	—	—	—	—	2,200,000
	Equity Awards (3)	305,832	305,832	—	305,832	—	305,832	305,832
Total		2,505,832	2,505,832	—	305,832	—	305,832	2,505,832

Kathy Willard	Severance (8)	2,400,000	2,400,000	—	—	—	—	2,400,000
	Equity Awards (3)	255,300	255,300	—	255,300	—	255,300	255,300
Total		2,655,300	2,655,300	—	255,300	—	255,300	2,655,300

(1)	All benefits are calculated as if these events were to occur on December 31, 2009, the last business day of the 2009 fiscal year, as required under the applicable rules. Each named executive officer is entitled to receive his or her accrued and unpaid base salary and prorated performance bonus upon termination, including a termination in connection with a “change in control,” except that no pro-rated bonus will be paid in connection with a termination for “cause.” If a named executive officer is terminated for “cause,” he or she generally is entitled to receive only his or her accrued and unpaid base salary (including accrued paid-time-off), except that Mr. Rapino would also be entitled to receive any accrued and unpaid cash performance bonus. Consequently, this table reflects only the additional compensation the named executive officers would receive upon termination, including a termination in connection with a “change in control.” Benefits reflected in the table are estimates; the actual benefit payable is determined upon termination. For definitions of “cause” and “good reason” applicable to the named executive officers, a description of the payment schedules applicable to the payments summarized in this table, and the applicability of restrictive covenants, see “Employment Agreements” above.
(2)	If Mr. Rapino’s employment is terminated by him for “good reason” or he is terminated by us without “cause,” provided he signs a general release of claims, he will receive consideration of (i) $14,000,000 and (ii) the acceleration of all stock option and restricted stock awards. Upon the closing of the merger, Mr. Rapino was entitled to accelerated vesting of all of his unvested equity awards, except that an option grant covering 2,000,000 shares of our common stock that was made to Mr. Rapino on March 17, 2009 did not vest upon the closing of the merger (but will vest upon a subsequent “change in control”). Assuming the merger had closed on December 31, 2009, we would have accelerated no stock options and 341,875 shares of restricted stock, the value of which is $2,909,356 based upon the closing sale price of our common stock on December 31, 2009 of $8.51. The values of accelerated stock options and restricted shares exclude stock options where the exercise price exceeds the closing sale price of our common stock on December 31, 2009. The severance amount listed for Mr. Rapino in the “Change in Control” column only becomes payable if Mr. Rapino experiences a qualifying termination in connection with a “change in control.” The gross-up payment amount assumes that Mr. Rapino is terminated and becomes entitled to severance in connection with the change in control.
(3)	In the event of either a “change in control” or the death of an officer, the officer’s outstanding unvested stock options and shares of restricted stock would immediately vest in their entirety pursuant to the terms of the applicable grant agreements; however, the merger did not constitute a “change in control” for purposes of these agreements. The values of accelerated stock options and restricted shares are based upon the closing sale price of our common stock on December 31, 2009 of $8.51 but exclude stock options where the exercise price exceeds the closing sale price of our common stock on December 31, 2009.
(4)

This amount represents the tax gross-up payment to which Mr. Rapino would have been entitled if he had experienced a qualifying termination on December 31, 2009 in connection with a change in control of the company. In October 2009, Mr. Rapino entered into a new employment agreement which became effective upon closing of the merger in January

2010. The new employment agreement provides for modified severance, equity awards and other terms and conditions which may impact the amount of the gross-up payment if it becomes payable in the future.
(5)	If Mr. Garner’s employment is terminated by him for “good reason” or by us without “cause,” provided he signs a general release of claims, he will receive consideration of (i) $2,550,000 and (ii) the acceleration of all stock option and restricted stock awards. The severance amount listed for Mr. Garner in the “Change in Control” column only becomes payable if Mr. Garner experiences a qualifying termination in connection with a change in control.
(6)	If Mr. Ridgeway’s employment is terminated by him for “good reason” or by us without “cause,” provided he signs a general release of claims, he will receive consideration of (i) $579,165, (ii) the acceleration of 20% of all stock option and restricted stock awards for each year elapsed from the date of their grant through such termination and (iii) the obligation to repay the $203,262 unearned portion of his retention bonus would be forgiven. Because the original retention bonus was paid in U.S. Dollars and some of the bonuses earned by Mr. Ridgeway have been in British Pound Sterling, the actual unearned amount may fluctuate from the above depending on the actual exchange rate changes. Assuming such termination occurred on December 31, 2009, we would have accelerated 18,750 shares of restricted stock, the value of which is $159,563 based upon the closing sale price of our common stock on December 31, 2009 of $8.51. If Mr. Ridgeway terminates his employment voluntarily (other than for “good reason”), or he is terminated by us for “cause,” he would be obligated to repay us for any unearned portion of his retention bonus, which as of December 31, 2009, would have resulted in reimbursement to the company of $602,500. Because the original retention bonus was paid in U.S. Dollars and some of the bonuses earned by Mr. Ridgeway have been in British Pound Sterling, the actual unearned amount may fluctuate from the above depending on the actual exchange rate changes. The severance amount listed for Mr. Ridgeway in the “Change in Control” column only becomes payable if Mr. Ridgeway experiences a qualifying termination in connection with a change in control.
(7)	If Mr. Rowles’ employment is terminated by him for “good reason” or by us without “cause,” provided he signs a general release of claims, he will receive consideration of (i) $2,200,000 and (ii) the acceleration of all stock option and restricted stock awards. Upon a change in control, if Mr. Rowles is not offered continued employment as our General Counsel or as General Counsel of the surviving entity, then Mr. Rowles’ termination of his employment would be deemed to be for “good reason.” The severance amount listed for Mr. Rowles in the “Change in Control” column only becomes payable if Mr. Rowles experiences a qualifying termination in connection with a change in control.
(8)	If Ms. Willard’s employment is terminated by her for “good reason” or by us without “cause,” provided she signs a general release of claims, she will receive consideration of (i) $2,400,000 and (ii) the acceleration of all stock option and restricted stock awards. The severance amount listed for Ms. Willard in the “Change in Control” column only becomes payable if Ms. Willard experiences a qualifying termination in connection with a “change in control.”
(9)	Upon disability, generally, each named executive officer’s stock options will continue to vest, and the restrictions on any restricted stock awards will continue to lapse, in accordance with their terms.

Change in Control Provisions

For a more detailed description of the “change in control” provisions applicable to our named executive officers under their employment agreements, see “Employment Agreements” above.

Director Compensation

During 2009, we paid each of our non-employee directors an annual cash retainer of $60,000. In addition, in 2010 we made a grant of $125,000 in shares of restricted stock based on the average closing stock price of our stock during the 20 trading days prior to the date of the grant to each non-employee director for their service in 2009. Additionally, we pay (i) each member of the Audit Committee, Compensation Committee and Nominating and Governance Committee an additional annual cash retainer of $10,000, $6,000 and $4,500, respectively; (ii) the Chairpersons of the Audit Committee, Compensation Committee and Nominating and Governance Committee a further annual cash retainer of $11,000, $6,500 and $5,500, respectively, and (iii) a per-meeting fee of $1,500 to directors and committee members for attendance at meetings in excess of eight board or directors meetings, eight Audit Committee meetings, eight Compensation Committee meetings and/or five Nominating and Governance Committee meetings per year, as applicable. We may also grant additional discretionary stock-based awards to our non-employee directors, and these directors may elect to receive their cash fees in the form of shares of our common stock. In addition, in March 2009, each of Messrs. Enloe, Emanuel and Shapiro received a cash payment of $25,000 for their extraordinary efforts made in connection with the merger process while serving on the Compensation Committee.

Generally, only non-employee directors are eligible to receive compensation for their services as a director. Accordingly, Mr. Rapino, our President and Chief Executive Officer, did not receive any separate director compensation during 2009, and, going forward, Mr. Azoff, who became our Executive Chairman in 2010, will not receive any separate director compensation.

2009 Director Compensation Table

The following table shows compensation of the non-employee members of our board for the fiscal year ended December 31, 2009. As discussed above, any board member who is also an employee of the company does not receive separate compensation for service on the board.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2) (3)	Stock Option Awards ($) (2)	Total ($)
Irving L. Azoff	—	—	—	—
Mark Carleton	—	—	—	—
Barry Diller	—	—	—	—
Jonathan Dolgen	—	—	—	—
Ariel Emanuel	91,000	130,452	—	221,452
Robert Ted Enloe, III	107,500	130,452	—	237,952
Jeffrey T. Hinson	81,000	130,452	—	211,452
James S. Kahan	80,000	130,452	—	210,452
Victor Kaufman	—	—	—	—
John C. Malone	—	—	—	—
L. Lowry Mays	60,000	130,452	—	190,452
Randall T. Mays	60,000	130,452	—	190,452
Connie McCombs McNab	64,500	130,452	—	194,952
Jonathan F. Miller	—	—	—	—
Michael Rapino	—	—	—	—
Mark S. Shapiro	91,000	130,452	—	221,452
Harvey Weinstein	15,000	—	—	15,000

(1)	Mr. Weinstein resigned from our board of directors in June 2009. Mr. Weinstein forfeited 11,000 stock options and 13,664 unvested shares of restricted stock immediately upon his resignation from our board of directors. Messrs. Azoff, Carleton, Diller, Dolgen, Kaufman, Malone and Miller joined our board of directors in January 2010 upon completion of the merger.

(2)	The amounts set forth in these columns reflect shares of restricted stock and stock options, as applicable, granted under our Stock Incentive Plan. The amounts listed are equal to the aggregate grant date fair value computed in accordance with ASC 718 except that no assumptions for forfeitures were included for restricted stock awards. A discussion of the assumptions used in calculating the grant date fair value is set forth in Note 15 of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2009. Dividends, if any, are paid on shares of restricted stock at the same rate as paid on our common stock. The stock options and restricted stock awards vest in one, four or five equal annual installments beginning on the first anniversary of the grant. As of December 31, 2009, Messrs. Emanuel and Kahan each held 10,000 stock options and 5,000 unvested shares of restricted stock; Mr. Enloe held 20,000 stock options and 4,000 unvested shares of restricted stock; Mr. Hinson held 20,000 stock options and 4,500 unvested shares of restricted stock; Mr. L. Mays and Ms. McCombs McNab each held 20,000 stock options and 2,000 unvested shares of restricted stock; and Mr. R. Mays held 100,000 stock options and 5,000 unvested shares of restricted stock.

(3)	In January 2010, Ms. McCombs McNab and Messrs. Emanuel, Enloe, Hinson, Kahan, L. Mays, R. Mays and Shapiro each received 13,997 shares of restricted stock, with each restricted stock award having an aggregate grant date fair value of $130,452. These restricted stock awards were granted as compensation for services provided in 2009.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the compensation committee or as a member of the board of directors of any other company of which any member of the Compensation Committee or board of directors is an executive officer.

Compensation Committee Report*

The undersigned members of the Compensation Committee have reviewed and discussed the Compensation Discussion and Analysis with management, and based on the review and discussions, recommended to the board of directors that the Compensation Discussions and Analysis be included in this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Respectfully submitted,

The Compensation Committee of the Board of Directors

Robert Ted Enloe, III

Mark S. Shapiro

*	The material in this report is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any filing of the company under the Securities Act of 1933, as amended, or the Exchange Act whether made on, before or after the date of this amended report and irrespective of any general incorporation language in such filing.

ITEM 12.	SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The table below provides information relating to shares of our common stock that may be issued under our existing equity compensation plans as of December 31, 2009:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding the securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	7,099,450	$12.13	162,799

Equity compensation plans not approved by security holders	—	—	—

Total	7,099,450	$12.13	162,799

The table above does not include shares issuable under the company’s Stock Bonus Plan, as that plan, under which shares of our common stock are issued in lieu of cash payments at full fair market value, is not considered to be an “equity compensation plan.”

Security Ownership

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 23, 2010, by:

•	each person known by us to beneficially own more than 5% of our common stock;

•	each director;

•	each of the executive officers named in the 2009 Summary Compensation Table; and

•	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with SEC rules and regulations. Unless otherwise indicated in the footnotes to this table, and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership also includes shares of common stock subject to options and restricted stock units currently exercisable on or before June 22, 2010 (60 days after April 23, 2010); provided, however, that these shares are not deemed outstanding for computing the percentage ownership of each other person. The percentage of beneficial ownership is based on 172,738,707 shares of our common stock outstanding (or deemed to be outstanding under SEC rules and regulations) as of April 23, 2010. Unless otherwise indicated, the address of each of the stockholders listed below is c/o Live Nation Entertainment, Inc., 9348 Civic Center Drive, Beverly Hills, California 90210.

Name of Beneficial Owner	Common Stock	Exercisable Options	Restricted Stock Unvested	Other	Total	Percent
Irving L. Azoff (1)	—	1,269,836	—	1,474,372	2,744,208	1.6%
Mark Carleton	—	—	—	—	—	*
Barry Diller (2)	2,536,740	1,120,435	—	—	3,657,175	2.1%
Jonathan Dolgen	8,644	—	—	—	8,644	*
Ariel Emanuel	12,664	5,000	18,997	—	36,661	*
Robert Ted Enloe, III	13,664	13,500	17,997	—	45,161	*
Jeffrey T. Hinson	19,414	15,500	17,247	—	52,161	*
James S. Kahan (3)	37,664	5,000	18,997	31,300	92,961	*
Victor Kaufman	33,914	171,760	—	—	205,674	*
John C. Malone	—	—	—	—	—	*
Randall T. Mays (4)	27,665	77,500	38,997	135,551	279,713	*
Jonathan F. Miller	6,005	—	—	—	6,005	*
Michael Rapino	587,799	1,405,000	500,000	—	2,492,799	1.4%
Mark S. Shapiro	6,205	—	13,997	—	20,202	*
Jason Garner	65,897	162,500	220,000	—	448,397	*
Alan Ridgeway	29,187	37,500	231,250	—	297,937	*
Michael Rowles	250	50,000	300,000	—	350,250	*
Kathy Willard	60,362	60,000	300,000	—	420,362	*
All directors and executive officers as a group (20 persons) (5)	3,456,110	4,429,781	1,997,482	1,641,223	11,524,596	6.5%
Liberty Media Corporation (6)	—	—	—	24,850,225	24,850,225	14.4%
Shapiro Capital Management LLC (7)	—	—	—	12,421,669	12,421,669	7.2%

*	Percentage of common stock beneficially owned by the named stockholder does not exceed one percent of our common stock.

(1)	Includes 1,474,372 shares held by trusts of which Mr. I. Azoff is a trustee, but not a beneficiary.
(2)	Includes 1,008 shares held by a private foundation as to which Mr. Diller disclaims beneficial ownership.
(3)	Includes 31,300 shares held by trusts of which Mr. J. Kahan is the trustee, but not a beneficiary.
(4)	Includes 38,198 shares held by trusts of which Mr. R. Mays is the trustee, but not a beneficiary, and 87,834 shares in a GRAT for Mr. R. Mays and 9,519 shares in a GRAT for Paula Mays.
(5)	Includes 1,543,870 shares held by trusts of which such persons are trustees, but not beneficiaries, 1,008 shares held by a private foundation of which such persons disclaim beneficial ownership and 97,353 shares held in GRATs.
(6)	Address: 12300 Liberty Boulevard, Englewood, Colorado 80112. Information is based solely on a Form SC TO-T/A filed by Liberty Media Corporation with the SEC on March 3, 2010, as amended by Form 4/A filed with the SEC on March 9, 2010 and Form 4/A filed with the SEC on March 25, 2010. Such forms state that the reporting persons aggregately have sole voting power with respect to 24,850,225 shares, shared voting power with respect to no shares and sole dispositive power with respect to all shares.

(7)	Address: 3060 Peachtree Road, Ste. 1555 N.W., Atlanta, Georgia 30305. Information is based solely on a Schedule 13G filed by Shapiro Capital Management LLC and Samuel R. Shapiro with the SEC on February 10, 2010. Such Schedule 13G states that the reporting persons aggregately have sole voting power with respect to 9,796,349 shares, shared voting power with respect to 2,625,320 shares and sole dispositive power with respect to all shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Transactions

Our Audit Committee is charged with the responsibility of reviewing, approving and overseeing all related-person transactions, as defined in SEC regulations. This responsibility is set forth, in part, in our Code of Business Conduct and Ethics under the heading “Policy on Related-Person Transactions” and in the Audit Committee Charter.

Generally, the policy covers any transaction in which we were or will be a participant, the amount involved exceeds $120,000 and any “related person” had, or will have, a direct or indirect material interest in the transaction. “Related person” includes, generally, any (i) director or executive officer, (ii) nominee for director, (iii) stockholder who beneficially owns more than 5% of any class of our voting securities and (iv) family members of any of the persons set forth in (i) through (iii) above.

Agreements with Clear Channel

From time to time, we purchase advertising from Clear Channel and its subsidiaries in the ordinary course of business on arms-length terms. In 2009, we paid Clear Channel approximately $8.3 million for these advertising services. Additionally, in connection with our spin-off, we entered into various lease and licensing agreements with Clear Channel, the terms of which are between five and 13 years and which primarily relate to office space occupied by our employees. In 2009, we paid Clear Channel approximately $0.8 million under these agreements.

Agreements with Liberty

In connection with the merger, we entered into governance and other arrangements with Liberty Media Corporation, or Liberty Media, Liberty USA Holdings LLC, or Liberty Holdings, and certain affiliates of Liberty Media, which collectively, together with Liberty Media and Liberty Holdings, are referred to as Liberty. As described in the section entitled “Security Ownership” beginning on page 36, as of April 23, 2010, Liberty owned 24,850,225 shares of our common stock.

Liberty Stockholder Agreement

In February 2009, Liberty Media, Liberty Holdings, Live Nation and Ticketmaster entered into a Stockholder Agreement, or the Liberty Stockholder Agreement. The following summary is qualified by reference to the full Liberty Stockholder Agreement, a copy of which was included as an exhibit to Live Nation’s Current Report on Form 8-K filed with the SEC on February 13, 2009.

Board Representation. Pursuant to the Liberty Stockholder Agreement, following the completion of the merger, Liberty Media was entitled to nominate up to two Liberty directors for election to the board of directors until the earlier of (i) the date that Liberty ceases to beneficially own 50% of the lesser of (a) the shares of Live Nation common stock issued to Liberty in the merger and (b) the product of 16,643,957 (the number of shares of Ticketmaster common stock beneficially owned by Liberty Holdings as of the date of the Liberty Stockholder Agreement) and the exchange ratio, as it may be adjusted pursuant to the terms of the Merger Agreement, and (ii) the first date after the two-year anniversary of the completion of the merger on which Liberty ceases to own shares of Live Nation equity securities representing at least 5% of the total voting power of all Live Nation equity securities.

The directors nominated by Liberty Media must be reasonably acceptable to a majority of the board of directors who are not Liberty directors. In addition, one Liberty director must at all times qualify as “independent” within the meaning of applicable stock exchange rules. Subject to certain limitations, a Liberty director will be appointed to serve on each of the Audit Committee and the Compensation Committee of the board of directors, subject to such director meeting applicable independence and other requirements for such service.

In addition, pursuant to the Liberty Stockholder Agreement, Live Nation has agreed that no member of the Nominating and Governance Committee will be (i) a Liberty director, (ii) an officer or employee of Live Nation or (iii) a director that was not nominated by the Nominating and Governance Committee in his or her initial election to the board of directors after the completion of the merger and for whose election Liberty voted shares.

Acquisition Restrictions. Pursuant to the Liberty Stockholder Agreement, Liberty will not directly or indirectly acquire (subject to certain exceptions), by means of merger, tender or exchange offer, business combination or otherwise, beneficial ownership of Live Nation equity securities in excess of 35% of the total voting power of all Live Nation equity securities. Such percentage is subject to adjustment, as described below, and is referred to as Liberty’s applicable percentage. In the event that Liberty’s beneficial ownership of Live Nation equity securities exceeds Liberty’s applicable percentage, no Live Nation equity securities beneficially owned by Liberty in excess of Liberty’s applicable percentage will be voted on any matter submitted to Live Nation stockholders and Live Nation will not recognize any votes cast by Liberty in excess of Liberty’s applicable percentage.

In connection therewith, Live Nation agreed (i) to amend its stockholder rights plan to permit Liberty and certain of its affiliates to acquire Live Nation equity securities up to Liberty’s applicable percentage (and on February 25, 2009, Live Nation and The Bank of New York Mellon entered into such amendment in satisfaction of such obligation), (ii) upon notice of certain permitted transfers of Live Nation equity securities described below, to amend the Live Nation stockholder rights plan to permit such permitted transferee to acquire Live Nation equity securities up to the applicable percentage in effect with respect to such transferee and (iii) not to take certain actions that would materially adversely affect Liberty’s ability to acquire Live Nation equity securities up to Liberty’s applicable percentage. Live Nation has also agreed to approve each of Liberty, its affiliates and any of their permitted transferees as an “interested stockholder” of Live Nation within the meaning of Section 203 of the DGCL and to exempt such persons’ acquisition of Live Nation equity securities from the restrictions on “business combinations” set forth in Section 203 of the DGCL.

Transfer of Rights Under the Liberty Stockholder Agreement; Adjustment of Liberty’s Applicable Percentage. Under certain circumstances, if a transferee of Liberty’s Live Nation equity securities agrees to be bound by the Liberty Stockholder Agreement, certain rights and obligations under the Liberty Stockholder Agreement may be transferred by Liberty to such transferee.

If Liberty transfers Live Nation equity securities to one of Liberty’s affiliates and such entity thereafter ceases to be a Liberty affiliate as a result of a spin-off transaction, all of the rights and obligations of Liberty under the Liberty Stockholder Agreement will apply to such entity, including the rights to board representation described above. In that event, Liberty’s applicable percentage then in effect will apply to the spun-off Liberty affiliate and thereafter the applicable percentage attributable to Liberty Media will be 5%. If, however, Liberty transfers Live Nation equity securities to one of Liberty’s affiliates and no spin-off transaction occurs, then Liberty Media will retain all of the rights to board representation provided by the Liberty Stockholder Agreement.

If Liberty transfers all of its Live Nation equity securities to a third party who, after such transfer, does not own Live Nation equity securities in excess of Liberty’s applicable percentage, then all of the rights and obligations of Liberty under the Liberty Stockholder Agreement, other than the rights to board representation described above, will apply to such transferee. In that event, Liberty’s applicable percentage prior to such transfer will apply to such third-party transferee and thereafter the applicable percentage attributable to Liberty will be 0%. Live Nation will thereafter have the opportunity to amend the Live Nation stockholder rights plan to remove Liberty’s ability to acquire Live Nation common stock in excess of the threshold permitted by the Live Nation stockholder rights plan.

The rights and obligations of Liberty Media and Liberty Holdings under the Liberty Stockholder Agreement may only be transferred to a third party twice, which transfers are in addition to the transfer of Live Nation equity securities in connection with the spin-off of a Liberty affiliate as described above.

The Liberty Stockholder Agreement provides that in the event that Liberty transfers Live Nation equity securities other than as described above (subject to certain permitted hedging transactions), Liberty’s applicable percentage will be reduced by the amount of Live Nation equity securities transferred.

Registration Rights Agreement

In January 2010, Live Nation entered into a registration rights agreement, or the Registration Rights Agreement, with Liberty. The following summary is qualified by reference to the full Registration Rights Agreement, a copy of which was included as an exhibit to Live Nation’s Current Report on Form 8-K filed with the SEC on January 29, 2010.

Under the Registration Rights Agreement, Liberty Holdings is entitled to three demand registrations (and unlimited piggyback registrations) with respect to Liberty’s shares of Live Nation common stock, provided that any such demand involves Live Nation common stock with an aggregate offering price of at least $75 million on the date of such demand. Liberty will also be permitted to exercise its registration rights in connection with certain hedging transactions that it may enter into in respect of its shares of Live Nation common stock.

In addition, Live Nation will indemnify Liberty Holdings and Liberty Media, and Liberty Holdings and Liberty Media will indemnify Live Nation, against specified liabilities in connection with misstatements or omissions in any registration statement. Live Nation will be responsible for expenses related to any registration, other than certain specified expenses, including (i) costs of printing and mailing the registration statement or other documents related to the offering, (ii) brokers’ commissions or underwriters’ discounts and (iii) costs of Live Nation relating to analyst or investor presentations.

Relationships with IAC and other Spincos

In August 2008, IAC spun-off of each of Ticketmaster and certain other former businesses of IAC, each of which is referred to as a Spinco. IAC’s spin-off of each of the Spincos are referred to collectively as the IAC spin-offs. Following the IAC spin-offs, the relationship among IAC and the Spincos is governed by a number of agreements. These agreements include, among others:

•	a Separation and Distribution Agreement;

•	a Tax Sharing Agreement; and

•	a Transition Services Agreement.

Each of the above agreements, which are collectively referred to as the Spin-Off Agreements, was included as an exhibit to the Ticketmaster Annual Report on Form 10-K for the year ended December 31, 2008 and the summaries of each such agreement are qualified by reference to the full text of the applicable agreement.

Separation and Distribution Agreement

The Separation and Distribution Agreement sets forth the arrangements among IAC and the Spincos regarding the principal transactions necessary to separate each of the Spincos from IAC, as well as governs certain aspects of the relationship of a Spinco with IAC and other Spincos after the completion of the IAC spin-offs.

Each Spinco agreed to indemnify, defend and hold harmless (and to cause the other members of its respective group to indemnify, defend and hold harmless) IAC and each of the other Spincos, and each of their respective current and former directors, officers and employees, from and against any losses arising out of any breach by such indemnifying companies of the spin-off agreements, any failure by such indemnifying company to assume and perform any of the liabilities allocated to such company and any liabilities relating to the indemnifying company’s financial and business information included in filings made with the SEC in connection with the IAC spin-offs. IAC has agreed to indemnify, defend and hold harmless each of the Spincos, and each of their respective current and former directors, officers and employees, from and against losses arising out of any breach by IAC of the spin-off agreements, and any failure by IAC to perform its obligations under the Separation and Distribution Agreement or any spin-off agreement.

In addition, the Separation and Distribution Agreement also governs insurance and related reimbursement arrangements, provision and retention of records, access to information and confidentiality, cooperation with respect to governmental filings and third-party consents and access to property.

Tax Sharing Agreement

The Tax Sharing Agreement governs the respective rights, responsibilities and obligations of IAC and each Spinco after the IAC spin-offs with respect to taxes for periods ending on or before the IAC spin-off of such Spinco. In general, pursuant to the Tax Sharing Agreement, IAC will prepare and file the consolidated federal income tax return, and any other tax returns that include IAC (or any of its subsidiaries) and a Spinco (or any of its subsidiaries) for all taxable periods ending on or prior to, or including, the distribution date of such Spinco with the appropriate tax authorities, and, except as otherwise set forth below, IAC will pay any taxes relating thereto to the relevant tax authority (including any taxes attributable to an audit adjustment with respect to such returns; provided that IAC will not be responsible for audit adjustments relating to the business of a Spinco (or any of its subsidiaries) with respect to pre-spin-off periods if such Spinco fails to fully cooperate with IAC in the conduct of such audit). Each Spinco will prepare and file all tax returns that include solely such Spinco and/or its subsidiaries and any separate company tax returns for such Spinco and/or its subsidiaries for all taxable periods ending on or prior to, or including, the distribution date of such Spinco, and will pay all taxes due with respect to such tax returns (including any taxes attributable to an audit adjustment with respect to such returns). In the event an adjustment with respect to a pre-spin-off period for which IAC is responsible results in a tax benefit to a Spinco in a post-spin-off period, such Spinco will be required to pay such tax benefit to IAC. In general, IAC controls all audits and administrative matters and other tax proceedings relating to the consolidated federal income tax return of the IAC group and any other tax returns for which the IAC group is responsible.

Under the Tax Sharing Agreement a Spinco generally (i) may not take (or fail to take) any action that would cause any representation, information or covenant contained in the separation documents or the documents relating to the IRS private letter ruling and the tax opinion regarding the IAC spin-offs to be untrue, (ii) may not take (or fail to take) any other action that would cause the spin-off of such Spinco to lose its tax-free status, (iii) may not sell, issue, redeem or otherwise acquire any of its equity securities (or equity securities of members of its group), except in certain specified transactions for a period of 25 months following the spin-off of such Spinco and (iv) may not, other than in the ordinary course of business, sell or otherwise dispose of a substantial portion of its assets, liquidate, merge or consolidate with any other person for a period of 25 months following the spin-off of such Spinco. Tree.com will not be subject to certain of the restrictions applicable to the other Spincos during the 25-month period following the spin-off of each such other Spinco. During the 25-month period, a Spinco may take certain actions prohibited by these covenants if (a) it obtains IAC’s prior written consent, (b) it provides IAC with an IRS private letter ruling or an unqualified opinion of tax counsel to the effect that such actions will not affect the tax-free nature of the spin-off of such Spinco, in each case satisfactory to IAC in its sole discretion, or (c) IAC obtains a private letter ruling at such Spinco’s request. Ticketmaster obtained an unqualified opinion of tax counsel in connection with the merger with Live Nation. In addition, with respect to actions or transactions involving acquisitions of Spinco stock entered into at least 18 months after the distribution of such Spinco, such Spinco will be permitted to proceed with such transaction if it delivers an unconditional officer’s certificate establishing facts evidencing that such acquisition satisfies the requirements of a specified safe harbor set forth in applicable U.S. Treasury Regulations, and IAC, after due diligence, is satisfied with the accuracy of such certification.

Notwithstanding the receipt of any such IRS ruling, tax opinion or officer’s certificate, generally each Spinco must indemnify IAC and each other Spinco for any taxes and related losses resulting from (i) any act or failure to act by such Spinco described in the covenants above, (ii) any acquisition of equity securities or assets of such Spinco or any member of its group, and (iii) any breach by such Spinco or any member of its group of any representation or covenant contained in the separation documents or the documents relating to the IRS private letter ruling or tax opinion concerning the spin-off of such Spinco.

Under U.S. federal income tax law, IAC and the Spincos are severally liable for all of IAC’s federal income taxes attributable to periods prior to and including December 31, 2008. Thus, if IAC failed to pay the federal income taxes attributable to it under the Tax Sharing Agreement for periods prior to and including December 31, 2008, the Spincos would be severally liable for such taxes. In the event a Spinco is required to make a payment in respect of a spin-off of such Spinco related tax liability of the IAC consolidated federal income tax return group under these rules for which such Spinco is not responsible under the Tax Sharing Agreement and full indemnification cannot be obtained from the Spinco responsible for such payment under the Tax Sharing Agreement, IAC will indemnify the Spinco that was required to make the payment from and against the portion of such liability for which full indemnification cannot be obtained from the Spinco responsible for such payment under the Tax Sharing Agreement.

The Tax Sharing Agreement also contains provisions regarding the apportionment of tax attributes of the IAC consolidated federal income tax return group, the allocation of deductions with respect to compensatory equity interests, cooperation, and other customary matters. In general, tax deductions arising by reason of exercises of options to acquire IAC or Spinco stock, vesting of “restricted” IAC or Spinco stock, or settlement of restricted stock units with respect to IAC or Spinco stock held by any person will be claimed by the party that employs such person at the time of exercise, vesting or settlement, as applicable (or in the case of a former employee, the party that last employed such person).

Transition Services Agreement

Pursuant to the Transition Services Agreement, the following services, among others, are provided by/to the parties (and/or their respective businesses) as set forth below on an interim, transitional basis following completion of the IAC spin-offs:

•	assistance with certain legal, finance, internal audit, human resources, insurance and tax affairs, including assistance with certain public company functions, from IAC to the Spincos;

•	call center and customer relations services by Ticketmaster to IAC’s Reserve America business and Tree.com, Inc.;

•	payroll processing services by Ticketmaster to certain IAC businesses and an Interval Leisure Group, Inc. business;

•	accounting services by Ticketmaster to IAC; and

•	such other services as to which any Spinco(s) and IAC may agree.

The charges for these services are on a cost plus fixed percentage or hourly rate basis. In general, the services provided by/to the parties (and/or their respective businesses) began on August 20, 2008 and concluded one year thereafter.

Commercial Agreements

Ticketmaster (i) distributes certain products and services via arrangements with certain Spincos (and vice versa), (ii) provides certain Spincos with various services (and vice versa) and/or (iii) leases office space from IAC. For example:

•	Ticketmaster leases its corporate headquarters in California, as well as office space for its New York City operations at IAC’s headquarters, from IAC; and

•	IAC’s Advertising Solutions business acts as a sales agent for Ticketmaster in connection with the sale of advertising on www.ticketmaster.com and websites of other Ticketmaster businesses.

Aggregate revenues earned in respect of commercial agreements between Ticketmaster and IAC by Ticketmaster and its subsidiaries from businesses that IAC continues to own following the Ticketmaster spin-off were approximately $530,000 in 2009. Aggregate payments made by Ticketmaster and its subsidiaries to IAC and its subsidiaries in respect of commercial agreements were approximately $4.6 million in 2009.

Relationships Involving Executive Officers

Irving Azoff

In January 2010, in connection with the merger, Ticketmaster Entertainment LLC, as the surviving entity in the merger, assumed Ticketmaster’s obligations under a note issued to the Azoff Family Trust of 1997, or the Azoff Family Trust. After an initial payment of approximately $1.7 million on February 1, 2010, the outstanding principal amount of the note was approximately $34.7 million, and the note will vest and the company will pay equal monthly installments of approximately $835,000 on the first day of each month beginning on March 1, 2010 through and until October 1, 2013. In the event of a termination of Mr. Azoff’s employment with Live Nation without “Cause” or for “Good Reason” or due to death or “Disability” (each as defined in Ticketmaster’s employment agreement with Mr. Azoff), the note immediately will vest and the balance of the note will be due and paid in a cash lump sum. Upon any other termination of Mr. Azoff’s employment, the Azoff Family Trust will forfeit the balance of the note.

In April 2009, the board of directors of Front Line declared a dividend in the amount of $115.74844 per share of Front Line common stock payable in cash to the holders of record of Front Line common stock. This dividend totaled $20.1 million and was paid in April 2009. The Azoff Family Trust, of which Mr. Azoff is co-Trustee, received a pro rata portion of this dividend totaling $3.0 million with respect to the 25,918.276 shares of Front Line common stock held by the trust. Mr. Azoff, pursuant to the terms of a restricted share grant agreement, also may be entitled to certain gross-up payments from Front Line associated with distributions made on the unvested portion of his restricted Front Line common shares for the difference between ordinary income and capital gains tax treatment. The amount of the pro rata dividend paid to FLMG Holdings Corp., or FLMG, and TicketWeb, LLC (which are the wholly-owned subsidiaries of Ticketmaster that hold Ticketmaster’s interest in Front Line), was $15.0 million. Prior to the payment of the dividend, FLMG made a loan to Front Line in the amount of $20.0 million, evidenced by a promissory note from Front Line to FLMG with a principal amount of $20.0 million and bearing interest at a rate of 4.5%, payable no later than six months from the date of issuance. A portion of the proceeds from the note was used, together with cash on hand at Front Line, to pay the dividend.

The Azoff Family Trust is a party to the Second Amended and Restated Stockholders’ Agreement of Front Line dated as of June 9, 2008, by and among Front Line, FLMG, for certain purposes IAC, the Azoff Family Trust, MM Investment Inc., WMG Church Street Limited, which, together with MM Investment Inc., is referred to as the Prior Warner Parties, Madison Square Garden, L.P., which is referred to as MSG, and the other parties named therein. This stockholders agreement was further amended in certain respects, as set forth in Mr. Azoff’s employment agreements (the stockholders agreement, as so amended, is referred to as the Front Line Stockholders’ Agreement). The Front Line Stockholders’ Agreement governs certain matters related to Front Line and the ownership of securities of Front Line. Under the Front Line Stockholders’ Agreement, the Azoff Family Trust has the right to designate two of the seven members of the Front Line board of directors, the Ticketmaster parties have the right to designate four of the seven members of the Front Line board of directors (including two previously designated by the Prior Warner Parties) and MSG has the right to designate the remaining director. Under the Front Line Stockholders’ Agreement, specified corporate transactions require the approval of both a majority of the directors designated by the Ticketmaster parties and a majority of the directors designated by the Azoff Family Trust and MSG. The Front Line Stockholders’ Agreement contains certain restrictions on transfer of shares of stock of Front Line, as well as a right of first refusal to Front Line and then to other stockholders of Front Line party to the agreement in the event of certain proposed sales of Front Line stock by stockholders of Front Line party to the agreement, and a tag-along right allowing the Azoff Family Trust to participate in certain sales of Front Line stock by certain stockholders of Front Line party to the agreement. The Azoff Family Trust also has a put right that allows the trust to sell, at any time during the 60-day period following October 29, 2013, 50% of its shares and stock options to FLMG. Similarly, FLMG has a call right, exercisable during the same period as the Azoff Family Trust’s put right, to purchase all (but not less than all) of the trust’s Front Line shares and stock options. The Front Line Stockholders’ Agreement also provides that, as soon as reasonably practicable after the end of each fiscal year of Front Line, Front Line will pay an annual pro rata dividend to the stockholders consisting of all of Front Line’s Excess Cash (as defined therein). The foregoing description of the Front Line Stockholders’ Agreement is qualified in its entirety by the full provisions of the Front Line Stockholders’ Agreement and Exhibit D to the Employment Agreement, dated October 22, 2008, by and among Irving Azoff, Ticketmaster and the Azoff Family Trust, copies of which were included as exhibits to the Ticketmaster Annual Report on Form 10-K for the year ended December 31, 2009.

Allison Statter, Mr. Azoff’s daughter, is employed by Front Line in a non-executive officer position. In 2009, Ms. Statter earned a salary of $200,000, a bonus (which was paid in 2010) of $50,000 and received automobile-related perquisites totaling $21,146. In April 2009, the Front Line board of directors awarded Ms. Statter 105.3590 restricted shares of Front Line common stock under Front Line’s equity incentive plan, which award was valued by the Front Line board of directors at $250,000. The shares cliff vest on the third anniversary of the date of grant. Under the terms of Front Line’s equity incentive plan, (i) in the event the Azoff Family Trust or Mr. Azoff exchanges any or all of their respective shares of Front Line common stock for debt or equity securities of Ticketmaster, then a fraction of each recipient’s awards under Front Line’s equity incentive plan (including Ms. Statter’s awards) equal to the number of shares transferred by the Azoff Family Trust/Mr. Azoff divided by the number of shares owned by the Azoff Family Trust/Mr. Azoff as of the grant date will be exchanged for debt or equity securities of Ticketmaster on similar terms, (ii) upon the transfer by the Azoff Family Trust or Mr. Azoff of any or all of their respective shares of Front Line common stock, a percentage of each recipient’s awards under Front Line’s equity incentive plan (including Ms. Statter’s awards) will vest such that the ratio of each award holder’s vested awards to unvested awards is no less than the ratio of the number of shares transferred by the Azoff Family Trust/Mr. Azoff divided by the number of shares owned by the Azoff Family Trust/Mr. Azoff as of the grant date (with transfers by the Azoff Family Trust and/or Mr. Azoff pursuant to public offerings of Front Line’s common stock or pursuant to clause (i) above excluded for these purposes), (iii) each holder of Front Line restricted stock (including Ms. Statter) must sell to Front Line 50% of the shares held by such holder on the fourth anniversary of the grant date, and the balance on the seventh anniversary of the grant date, in each case at the then fair market value of such shares, (iv) upon a change of control of Front Line, each award holder (including Ms. Statter) must sell all of such holder’s shares of Front Line common stock to Front Line at the price paid for the common shares of Front Line in such transaction, and (v) upon the transfer by the Azoff Family Trust and/or Mr. Azoff of any or all of their respective shares of Front Line common stock (other than pursuant to a public offering or pursuant to clause (i) above), each award holder (including Ms. Statter) must sell a ratable portion of their shares to Front Line at the price paid for the common shares of Front Line in such transaction. The restricted stock award to Ms. Statter was reviewed and approved by the Ticketmaster Compensation and Human Resources Committee.

Richard Statter, Mr. Azoff’s son-in-law, is employed by Ticketmaster in a non-executive officer position. For 2009, the amounts paid to Mr. Statter were below the threshold for reportable transactions set by Item 404(a) of Regulation S-K of the rules and regulations of the SEC.

Jeffrey Azoff, Mr. Azoff’s son, is employed by Front Line in a non-executive officer position. For 2009, the amounts paid to Mr. Jeffrey Azoff were below the threshold for reportable transactions set by Item 404(a) of Regulation S-K of the rules and regulations of the SEC.

ATC Aviation, Inc., or ATC, which is owned by Mr. Azoff, owns both an aircraft and a fractional interest in a different aircraft. Executive Jet Management, or EJM, an aircraft management and charter company unrelated to either the company or ATC, manages and operates the fully-owned aircraft on ATC’s behalf and charges the company market rates for the use of the fully-owned aircraft when used by Mr. Azoff or other executives on company business, a portion of which is paid to ATC. In addition, ATC is reimbursed by the company for expenses incurred from the use of its fractional interest when used by Mr. Azoff or other executives for company business. In 2009, the company made payments to ATC and EJM totaling $598,624 pursuant to the foregoing arrangements.

Independence

Our board of directors currently consists of 14 directors, ten of whom are independent (as defined by our Board of Directors Governance Guidelines), one of whom serves as our President and Chief Executive Officer and one of whom serves as our Executive Chairman. For a director to be independent, the board of directors must determine, among other things, that a director does not have any direct or indirect material relationship with us or any of our subsidiaries. The board of directors has established guidelines to assist it in determining director independence, which conform to, or are more exacting than, the independence requirements of the NYSE corporate governance standards. The independence guidelines are set forth in Appendix A of the Board of Directors Governance Guidelines.

Applying these independence standards, the board of directors has determined that Messrs. Carleton, Dolgen, Emanuel, Enloe, Hinson, Kahan, Kaufman, Mays, Miller and Shapiro are all independent directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table shows the fees paid or accrued (in thousands) by Live Nation for audit and other services provided by Ernst & Young LLP for the 2009 and 2008 fiscal years, respectively:

	2009	2008
Audit Fees (1)	$6,002	$6,755
Audit-Related Fees (2)	$493	$434
Tax Fees (3)	$405	$592
All Other Fees (4)	$63	$4

Total	$6,963	$7,785

(1)	Audit fees consist of fees for the audit of our annual financial statements, the audit of our internal controls over financial reporting, reviews of our financial statements included in our quarterly reports on Form 10-Q, reviews of our other SEC filings and other professional services provided in connection with statutory and regulatory filings.
(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and review of our financial statements and which are not reported above under “Audit Fees.” In 2009, these services primarily related to attest services in connection with gross receipts audits as required by leases and due diligence services.
(3)	Tax fees consist of fees for tax advice and tax return preparation.
(4)	All other fees consist of fees for Ernst & Young’s online research tool and in 2009 includes fees for a financial statement close process review.

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

The Audit Committee approved all of the audit and permissible non-audit services performed by Ernst & Young LLP during the 2009 fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

(a)(3) Exhibits. The following exhibits are filed as a part of this report or are incorporated by reference to exhibits previously filed.

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Here with
		Form	Exhibit No.	Filing Date	Filed By

2.1	Agreement and Plan of Merger, dated February 10, 2009, between Ticketmaster Entertainment, Inc. and Live Nation, Inc.	8-K	2.1	2/13/2009	Live Nation Entertainment, Inc.

3.1	Amended and Restated Certificate of Incorporation of Live Nation Entertainment, Inc., as amended.	10-K	3.1	2/25/2010	Live Nation Entertainment, Inc.

3.2	Second Amended and Restated Bylaws of Live Nation, Inc.	8-K	3.2	1/29/2010	Live Nation Entertainment, Inc.

4.1	Rights Agreement, dated December 21, 2005, between CCE Spinco, Inc. and The Bank of New York, as Rights Agent.	8-K	4.1	12/23/2005	Live Nation Entertainment, Inc.

4.2	First Amendment to Rights Agreement, dated February 25, 2009, between Live Nation, Inc. and The Bank of New York Mellon, as Rights Agent.	8-K	4.1	3/3/2009	Live Nation Entertainment, Inc.

4.3	Form of Certificate of Designations of Series A Junior Participating Preferred Stock.	8-K	4.2	12/23/2005	Live Nation Entertainment, Inc.

4.4	Form of Right Certificate.	8-K	4.3	12/23/2005	Live Nation Entertainment, Inc.

10.1	Amended and Restated Credit Agreement, dated July 17, 2008, among Live Nation, Inc., Live Nation Worldwide, Inc. and the foreign borrowers party thereto, as Borrowers, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, Bank of America, N.A., as Syndication Agent, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Co-Lead Arrangers and Joint Bookrunners.	8-K	10.1	7/23/2008	Live Nation Entertainment, Inc.

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Here with
		Form	Exhibit No.	Filing Date	Filed By

10.2	Amended and Restated Guarantee and Collateral Agreement, dated June 29, 2007, among Live Nation, Inc., Live Nation Worldwide, Inc., the other subsidiaries of Live Nation, Inc. identified therein and JP Morgan Chase Bank, N.A., as Administrative Agent.	8-K	10.2	7/3/2007	Live Nation Entertainment, Inc.

10.3	Second Amended and Restated Certificate of Incorporation of Live Nation Holdco #2, Inc.	8-K	10.2	7/23/2008	Live Nation Entertainment, Inc.

10.4	Credit Agreement, dated July 25, 2008, among Ticketmaster, the Guarantors party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.	S-1	10.20	8/1/2008	Ticketmaster Entertainment LLC

10.5	Amendment No. 1, dated May 12, 2009, to Credit Agreement, dated July 25, 2008, among Ticketmaster, the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative and Collateral Agent.	10-Q	10.1	11/9/2009	Ticketmaster Entertainment LLC

10.6	Indenture, dated July 16, 2007, between Live Nation, Inc. and Wells Fargo Bank, N.A., as Trustee.	8-K	4.1	7/16/2007	Live Nation Entertainment, Inc.

10.7	Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors identified therein and The Bank of New York Mellon, as Trustee.	S-1	10.21	8/1/2008	Ticketmaster Entertainment LLC

10.8	First Supplemental Indenture, dated August 20, 2008, to the Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors identified therein and The Bank of New York Mellon, as Trustee.	8-K	4.1	8/25/2008	Ticketmaster Entertainment LLC

10.9	Second Supplemental Indenture, dated April 30, 2009, to the Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors identified therein and The Bank of New York Mellon, as Trustee.	10-Q	10.2	8/13/2009	Ticketmaster Entertainment LLC

10.10	Third Supplemental Indenture, dated July 23, 2009, to the Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors identified therein and The Bank of New York Mellon, as Trustee.	10-Q	10.3	8/13/2009	Ticketmaster Entertainment LLC

10.11	Fourth Supplemental Indenture, dated January 25, 2010, to the Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors named therein and The Bank of New York Mellon, as Trustee.	8-K	4.1	1/29/2010	Live Nation Entertainment, Inc.

10.12	Lockup and Registration Rights Agreement, dated May 26, 2006, among Live Nation, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc. and the other parties set forth therein.	8-K	4.1	6/2/2006	Live Nation Entertainment, Inc.

10.13	Lockup and Registration Rights Agreement, executed September 12, 2007, among Live Nation, Inc., SAMCO Investments Ltd. and Michael Cohl.	8-K	4.1	9/13/2007	Live Nation Entertainment, Inc.

Exhibit No.	Exhibit Description	Incorporated by Reference					Filed Here with
		Form		Exhibit No.	Filing Date	Filed By

10.14	First Amendment to Lockup and Registration Rights Agreement, executed September 12, 2007, among Live Nation, Inc., Samco Investments Ltd. and Michael Cohl.	10-Q		4.1	5/8/2008	Live Nation Entertainment, Inc.

10.15	Voting Agreement, dated February 10, 2009, between Liberty USA Holdings, LLC and Live Nation, Inc.	8-K		10.1	2/13/2009	Live Nation Entertainment, Inc.

10.16	Stockholder Agreement, dated February 10, 2009, among Live Nation, Inc., Liberty Media Corporation, Liberty USA Holdings, LLC and Ticketmaster Entertainment, Inc.	8-K		10.2	2/13/2009	Live Nation Entertainment, Inc.

10.17	Note, dated January 24, 2010, among Ticketmaster Entertainment, Inc., the Azoff Family Trust of 1997 and Irving Azoff.	10-K		10.17	2/25/2010	Live Nation Entertainment, Inc.

10.18	Registration Rights Agreement, dated January 25, 2010, among Live Nation, Inc., Liberty Media Corporation and Liberty Media Holdings USA, LLC.	8-K		10.1	1/29/2010	Live Nation Entertainment, Inc.

10.19	Tax Matters Agreement, dated December 21, 2005, among CCE Spinco, Inc., CCE Holdco #2, Inc. and Clear Channel Communications, Inc.	8-K		10.2	12/23/2005	Live Nation Entertainment, Inc.

10.20	Employee Matters Agreement, dated December 21, 2005, between CCE Spinco, Inc. and Clear Channel Communications, Inc.	8-K		10.3	12/23/2005	Live Nation Entertainment, Inc.

10.21	Trademark and Copyright License Agreement, dated December 21, 2005, between CCE Spinco, Inc. and Clear Channel Identity, L.P.	8-K		10.4	12/23/2005	Live Nation Entertainment, Inc.

10.22	Tax Sharing Agreement, dated August 20, 2008, among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	8-K		10.2	8/25/2008	Ticketmaster Entertainment LLC

10.23	Form of Indemnification Agreement.	10-K		10.23	2/25/2010	Live Nation Entertainment, Inc.

10.24	Stock Purchase Agreement, dated September 9, 2008, among Feld Entertainment, Inc., Feld Acquisition Corp., Live Nation Worldwide, Inc. and Live Nation Motor Sports, Inc.	10-Q		10.1	11/7/2008	Live Nation Entertainment, Inc.

10.25	Share Purchase Agreement, dated October 23, 2009, among Apollo Leisure Group Limited, Nederlander International Limited, Dominion Theatre Investments Limited and Live Nation Inc.	10-K		10.25	2/25/2010	Live Nation Entertainment, Inc.

10.26	Share Purchase Agreement, dated November 2, 2009, among Apollo Leisure Group Limited, The Ambassador Theatre Group Limited and Live Nation, Inc.	10-K		10.26	2/25/2010	Live Nation Entertainment, Inc.

10.27 §	Live Nation, Inc. Amended and Restated 2005 Stock Incentive Plan.	14A		Appendix B	4/4/2007	Live Nation Entertainment, Inc.

10.28 §	First Amendment to Live Nation, Inc. Amended and Restated 2005 Stock Incentive Plan.	424	(B)(3)	Annex J	11/6/2009	Live Nation Entertainment, Inc.

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Here with
		Form	Exhibit No.	Filing Date	Filed By

10.29 §	Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	S-8	10.1	1/26/2010	Live Nation Entertainment, Inc.

10.30 §	Clear Channel Entertainment Nonqualified Deferred Compensation Plan.	8-K	10.5	12/23/2005	Live Nation Entertainment, Inc.

10.31 §	Amendment No 1. to the Live Nation, Inc. Nonqualified Deferred Compensation Plan.	S-8	4.2	12/7/2006	Live Nation Entertainment, Inc.

10.32 §	Live Nation, Inc. 2006 Annual Incentive Plan, as Amended and Restated.	14A	Appendix A	4/4/2007	Live Nation Entertainment, Inc.

10.33 §	Amended and Restated Live Nation, Inc. Stock Bonus Plan.	8-K	10.1	1/25/2010	Live Nation Entertainment, Inc.

10.34 §	Amended and Restated Employment Agreement, effective January 1, 2007, between Live Nation Worldwide, Inc. and Michael Rapino.	8-K	10.1	10/9/2007	Live Nation Entertainment, Inc.

10.35 §	First Amendment to Amended and Restated Employment Agreement, effective January 1, 2007, between Live Nation Worldwide, Inc. and Michael Rapino.	10-K	10.18	3/5/2009	Live Nation Entertainment, Inc.

10.36 §	Second Amendment to Amended and Restated Employment Agreement, effective January 1, 2007, between Live Nation Worldwide, Inc. and Michael Rapino.	8-K	10.1	4/24/2009	Live Nation Entertainment, Inc.

10.37 §	Employment Agreement, dated October 21, 2009, among Live Nation, Inc., Live Nation Worldwide, Inc. and Michael Rapino.	8-K	10.1	10/22/2009	Live Nation Entertainment, Inc.

10.38 §	Employment Agreement, dated October 22, 2008, among Irving Azoff, Ticketmaster Entertainment Inc., and for certain purposes, the Azoff Family Trust of 1997.	8-K	10.2	11/4/2008	Ticketmaster Entertainment LLC

10.39 §	Employment Agreement, dated October 21, 2009, among Irving Azoff, Ticketmaster Entertainment, Inc. and the Azoff Family Trust of 1997.	8-K	10.1	10/22/2009	Ticketmaster Entertainment LLC

10.40 §	Amended and Restated Employment Agreement, dated October 21, 2009, between Front Line Management Group, Inc. and Irving Azoff.	8-K	10.2	10/22/2009	Ticketmaster Entertainment LLC

10.41 §	Restricted Stock Award Agreement, dated June 8, 2007, between Front Line Management Group, Inc. and Irving Azoff.	8-K	10.4	11/4/2008	Ticketmaster Entertainment LLC

10.42 §	Employment Agreement, dated March 18, 2008, between Live Nation Worldwide, Inc. and Jason Garner.	8-K	10.1	3/24/2008	Live Nation Entertainment, Inc.

10.43 §	First Amendment to Employment Agreement, dated March 18, 2008, between Live Nation Worldwide, Inc. and Jason Garner.	10-K	10.32	3/5/2009	Live Nation Entertainment, Inc.

10.44 §	Second Amendment to Employment Agreement, dated March 18, 2008, between Live Nation Worldwide, Inc. and Jason Garner.	8-K	10.2	4/24/2009	Live Nation Entertainment, Inc.

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Here with
		Form	Exhibit No.	Filing Date	Filed By

10.45 §	Employment Agreement, effective September 1, 2007, between Live Nation Music (UK) Limited and Alan B. Ridgeway.	8-K/A	10.1	8/24/2007	Live Nation Entertainment, Inc.

10.46 §	Employment Agreement, dated March 13, 2006, between SFX Entertainment, Inc. and Michael G. Rowles.	8-K	10.1	2/1/2006	Live Nation Entertainment, Inc.

10.47 §	First Amendment to Employment Agreement, dated March 13, 2006, between SFX Entertainment, Inc. and Michael G. Rowles.	10-Q	10.3	5/10/2007	Live Nation Entertainment, Inc.

10.48 §	Second Amendment to Employment Agreement, dated March 13, 2006, between Live Nation Worldwide, Inc. and Michael G. Rowles.	10-K	10.28	3/5/2009	Live Nation Entertainment, Inc.

10.49 §	Amended and Restated Employment Agreement, effective September 1, 2009, between Live Nation Worldwide, Inc. and Michael G. Rowles.	8-K	10.2	10/22/2009	Live Nation Entertainment, Inc.

10.50 §	Employment Agreement, effective September 1, 2007, between Live Nation Worldwide, Inc. and Elizabeth K. (Kathy) Willard.	8-K/A	10.2	8/24/2007	Live Nation Entertainment, Inc.

10.51 §	First Amendment to Employment Agreement, effective September 1, 2007, between Live Nation Worldwide, Inc. and Elizabeth K. (Kathy) Willard.	10-K	10.25	3/5/2009	Live Nation Entertainment, Inc.

10.52 §	Amended and Restated Employment Agreement, effective September 1, 2009, between Live Nation Worldwide, Inc. and Kathy Willard.	8-K	10.3	10/22/2009	Live Nation Entertainment, Inc.

10.53 §	Employment Agreement, dated December 17, 2007, between Live Nation Worldwide, Inc. and Brian Capo.	10-Q	10.4	8/7/2008	Live Nation Entertainment, Inc.

10.54 §	First Amendment to Employment Agreement, dated December 17, 2007, between Live Nation Worldwide, Inc. and Brian Capo.	10-K	10.30	3/5/2009	Live Nation Entertainment, Inc.

10.55 §	Second Amendment to Employment Agreement, dated December 17, 2007, between Live Nation Worldwide, Inc. and Brian Capo.	10-K	10.55	2/25/2010	Live Nation Entertainment, Inc.

12.1	Computation of Ratio of Earnings to Fixed Charges.	10-K	12.1	2/25/2010	Live Nation Entertainment, Inc.

14.1	Code of Business Conduct and Ethics.	10-K	14.1	2/25/2010	Live Nation Entertainment, Inc.

21.1	Subsidiaries of the company.	10-K	21.1	2/25/2010	Live Nation Entertainment, Inc.

23.1	Consent of Ernst & Young LLP.	10-K	23.1	2/25/2010	Live Nation Entertainment, Inc.

24.1	Power of Attorney.	10-K	24.1	2/25/2010	Live Nation Entertainment, Inc.

31.1	Certification of Chief Executive Officer.					X

31.2	Certification of Chief Financial Officer.					X

32.1	Section 1350 Certification of Chief Executive Officer.					X

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Here with
		Form	Exhibit No.	Filing Date	Filed By

32.2	Section 1350 Certification of Chief Financial Officer.					X

99.1	Information Incorporated by Reference into this Annual Report.	10-K	99.1	2/25/2010	Live Nation Entertainment, Inc.

§	Management contract or compensatory plan or arrangement.

The company has not filed long-term debt instruments of its subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the company and its subsidiaries on a consolidated basis. However, the company will furnish a copy of such instruments to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2010.

LIVE NATION ENTERTAINMENT, INC.

By:	/S/ MICHAEL RAPINO
Michael Rapino President and Chief Executive Officer