Form 10-Q
period 2010-03-31
Live Nation Entertainment, Inc.
filed 2010-05-10
CIK 1335258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010,

or

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

On May 4, 2010, there were 172,848,004 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 2,982,839 shares of unvested restricted stock awards and excluding 2,002,888 shares held in treasury.

LIVE NATION ENTERTAINMENT, INC.

LIVE NATION ENTERTAINMENT, INC.

GLOSSARY OF KEY TERMS

AEG	Anschutz Entertainment Group, Inc.
AMG	Academy Music Holdings Limited Group
AOI	Adjusted operating income (loss)
APB	Accounting Principles Board
ASC	FASB Accounting Standards Codification
ATC	ATC Aviation, Inc.
ASU	FASB Accounting Standards Updates
Azoff Trust	The Azoff Family Trust of 1997, of which Irving Azoff is co-Trustee
Brand New Live	Brand New Live B.V.
Clear Channel	Clear Channel Communications, Inc.
Comcast	Comcast-Spectacor, L.P.
Company	Live Nation Entertainment, Inc.
CTS	CTS Eventim AG
DOJ	United States Department of Justice
FASB	Financial Accounting Standards Board
FLMG	FLMG Holdings Corp., a wholly owned subsidiary of Ticketmaster
Front Line	Front Line Management Group, Inc.
FTC	United States Federal Trade Commission
GAAP	United States Generally Accepted Accounting Principles
IAC	IAC/InterActiveCorp
IRS	United States Internal Revenue Service
Liberty Media	Liberty Media Corporation
Live Nation	Live Nation Entertainment, Inc., formerly known as Live Nation, Inc.
Merger	Merger between Live Nation, Inc. and Ticketmaster Entertainment, Inc. announced in February 2009 and consummated in January 2010
Merger Agreement	Agreement and Plan of Merger, dated February 10, 2009 and consummated on January 25, 2010, between Live Nation, Inc. and Ticketmaster Entertainment, Inc.
OCI	Other comprehensive income (loss)
Paciolan	Paciolan, Inc.
Parcolimpico	Parcolimpico S.r.l.
SEC	United States Securities and Exchange Commission
Separation	The contribution and transfer by Clear Channel of substantially all of its entertainment assets and liabilities to Live Nation
Spincos	Collective referral to Ticketmaster and other companies spun off from IAC on August 20, 2008
Tecjet	Tecjet Limited
Ticketmaster	Ticketmaster Entertainment LLC, formerly known as Ticketmaster Entertainment, Inc.
TicketsNow	TNow Entertainment Group, Inc.
U.K.	United Kingdom
U.S.	United States

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(unaudited)	(audited)
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$825,197	$236,955
Accounts receivable, less allowance of $8,511 as of March 31, 2010 and $8,230 as of December 31, 2009	263,952	176,179
Prepaid expenses	468,557	277,599
Other current assets	51,395	27,133

Total current assets	1,609,101	717,866

Property, plant and equipment
Land, buildings and improvements	875,035	875,958
Computer equipment and capitalized software	177,085	131,875
Furniture and other equipment	165,409	156,756
Construction in progress	26,810	17,398

	1,244,339	1,181,987
Less accumulated depreciation	459,247	432,003

	785,092	749,984
Intangible assets
Definite-lived intangible assets — net	952,118	442,641
Indefinite-lived intangible assets	381,991	28,248
Goodwill	1,169,785	204,672

Investments in nonconsolidated affiliates	27,446	2,077
Other long-term assets	211,905	196,271

Total assets	$5,137,438	$2,341,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, client accounts	$390,427	$—
Accounts payable	80,330	50,844
Accrued expenses	407,482	357,138
Deferred revenue	598,574	284,536
Current portion of long-term debt	39,203	41,032
Other current liabilities	49,997	18,684

Total current liabilities	1,566,013	752,234

Long-term debt, net	1,487,575	699,037
Long-term deferred income taxes	224,797	30,480
Other long-term liabilities	165,456	94,567
Series A and Series B redeemable preferred stock	40,000	40,000
Commitments and contingent liabilities (Note 8)

Redeemable noncontrolling interests	119,409	—

Stockholders’ equity
Common stock	1,717	860
Additional paid-in capital	2,028,162	1,090,572
Accumulated deficit	(545,738)	(433,785)
Cost of shares held in treasury	(9,962)	(9,529)
Accumulated other comprehensive income (loss)	(40,037)	4,199

Total Live Nation Entertainment, Inc. stockholders’ equity	1,434,142	652,317
Noncontrolling interests	100,046	73,124

Total stockholders’ equity	1,534,188	725,441

Total liabilities and stockholders’ equity	$5,137,438	$2,341,759

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2010	2009
	(in thousands except share and per share data)

Revenue	$722,953	$484,912
Operating expenses:
Direct operating expenses	485,153	373,060
Selling, general and administrative expenses	231,271	140,902
Depreciation and amortization	59,319	42,083
Loss (gain) on sale of operating assets	4,571	(264)
Corporate expenses	37,124	13,532
Acquisition transaction expenses	9,017	3,858

Operating loss	(103,502)	(88,259)

Interest expense	26,505	17,255
Interest income	(674)	(990)
Equity in earnings of nonconsolidated affiliates	(547)	(183)
Other expense (income) — net	(1,068)	1,694

Loss from continuing operations before income taxes	(127,718)	(106,035)
Income tax expense (benefit):
Current	(1,842)	1,699
Deferred	(13,488)	(1,613)

Loss from continuing operations	(112,388)	(106,121)
Income (loss) from discontinued operations, net of tax	(303)	2,964

Net loss	(112,691)	(103,157)
Net loss attributable to noncontrolling interests	(738)	(450)

Net loss attributable to Live Nation Entertainment, Inc.	$(111,953)	$(102,707)

Basic and diluted net income (loss) per common share attributable to common stockholders:
Loss from continuing operations attributable to Live
Nation Entertainment, Inc.	$(0.76)	$(1.33)
Income (loss) from discontinued operations attributable to Live
Nation Entertainment, Inc.	—	0.04

Net loss attributable to Live Nation Entertainment, Inc.	$(0.76)	$(1.29)

Weighted average common shares outstanding:
Basic and diluted	146,300,907	79,601,562

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Net loss	$(112,691)	$(103,157)
Other comprehensive income (loss), net of tax:
Unrealized and realized holding gain on cash flow hedges	2,174	804
Change in funded status of defined benefit pension plan	—	(16)
Foreign currency translation adjustments	(46,410)	(18,313)

Comprehensive loss	(156,927)	(120,682)
Comprehensive loss attributable to noncontrolling interests	(738)	(450)

Comprehensive loss attributable to Live Nation Entertainment, Inc.	$(156,189)	$(120,232)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2010	2009
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(112,691)	$(103,157)
Reconciling items:
Depreciation	30,971	29,100
Amortization of intangible assets	28,348	14,313
Deferred income tax benefit	(13,488)	(1,146)
Amortization of debt issuance costs	783	855
Amortization of debt discount/premium, net	2,037	2,123
Non-cash compensation expense	22,422	3,076
Loss (gain) on sale of operating assets	4,874	(268)
Equity in earnings of nonconsolidated affiliates	(547)	(575)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable	45,428	(16,126)
Increase in prepaid expenses	(150,772)	(188,693)
Increase in other assets	(162)	(20,172)
Decrease in accounts payable, client accounts	(639)	—
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(60,255)	8,447
Increase in deferred revenue	293,192	474,160

Net cash provided by operating activities	89,501	201,937

CASH FLOWS FROM INVESTING ACTIVITIES
Collections of notes receivable	19	117
Advances to notes receivable	—	(111)
Distributions from nonconsolidated affiliates	836	1,245
Investments made in nonconsolidated affiliates	—	(15)
Purchases of property, plant and equipment	(13,083)	(23,962)
Proceeds from disposal of operating assets, net of cash divested	20,643	12,926
Cash paid for acquisitions, net of cash acquired	569,210	(2,660)
Purchases of intangible assets	(7,201)	(860)
Decrease in other — net	412	117

Net cash provided by (used in) investing activities	570,836	(13,203)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	147,303	153,367
Payments on long-term debt	(193,321)	(176,037)
Contributions from noncontrolling interest partners	8	—
Distributions to noncontrolling interest partners	(6,687)	(42)
Proceeds from exercise of stock options	2,163	—
Issuance of treasury stock	—	1,553
Equity issuance costs	(40)	—
Payments for purchases of common stock	(1,567)	(5,803)

Net cash used in financing activities	(52,141)	(26,962)
Effect of exchange rate changes on cash and cash equivalents	(19,954)	(4,328)

Net increase in cash and cash equivalents	588,242	157,444
Cash and cash equivalents at beginning of period	236,955	199,660

Cash and cash equivalents at end of period	$825,197	$357,104

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

As of January 25, 2010, in connection with the Merger with Ticketmaster, the Company changed its name from Live Nation, Inc. to Live Nation Entertainment, Inc. Ticketmaster’s results of operations are included in the Company’s consolidated financial statements beginning January 26, 2010. Prior year results have not been restated as a result of the Merger.

As a result of the Merger, the Company reorganized its business units and the way in which these businesses are assessed and therefore changed its reportable segments to Concerts, Artist Nation, Ticketing, Sponsorship and E-Commerce. The Concerts segment involves the promotion of live music events globally in the Company’s owned and/or operated venues and in rented third-party venues, the production of music festivals and the operation and management of music venues. The Artist Nation segment provides management services to artists and other services including merchandise, artist fan sites and VIP tickets. The Ticketing segment principally involves the management of the Company’s ticketing operations. The Sponsorship segment manages the development of strategic sponsorship programs in addition to the sale of national and local sponsorships and placement of advertising including signage and promotional programs. The E-Commerce segment provides online access for customers relating to ticket sales and event information and is responsible for the Company’s primary websites, www.livenation.com and www.ticketmaster.com.

Seasonality

Due to the seasonal nature of shows at outdoor amphitheaters and festivals, which primarily occur May through September, the Company experiences higher revenue for the Concerts segment during the second and third quarters. The Ticketing segment’s sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon scheduling by its clients. Generally, the first and second quarters of the year experience the highest domestic ticketing revenue, earned primarily in the concerts and sports categories. Generally, international ticketing revenue is highest in the fourth quarter of the year, earned primarily in the concerts category. The Artist Nation segment’s revenue is impacted, to a large degree, by the touring schedules of the artists represented by the Company. Generally, the Company experiences higher revenue in this segment during the second and third quarters as the period from May through September tends to be a popular time for touring events. This seasonality also results in higher balances in cash and cash equivalents, accounts receivable, prepaid expenses, accrued expenses and deferred revenue at different times in the year.

Preparation of Interim Financial Statements

The consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the SEC and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K.

The consolidated financial statements include all accounts of the Company, its majority-owned subsidiaries and variable interest entities for which the Company is the primary beneficiary. Significant intercompany accounts among the consolidated businesses have been eliminated in consolidation. Net income (loss) attributable to noncontrolling interests is reflected for consolidated affiliates in which the Company owns more than 50%, but not all, of the voting common stock and also variable interest entities for which the Company is the primary beneficiary. Investments in nonconsolidated affiliates that are not variable interest entities in which the Company owns 20% to 50% of the voting common stock or otherwise exercises significant influence over operating and financial policies of the nonconsolidated affiliate are typically accounted for using the equity method of accounting. Investments in nonconsolidated affiliates that are not variable interest entities in which the Company owns less than 20% of the voting common stock are accounted for using the cost method of accounting.

Gross versus Net Revenue Recognition

The Company reports revenue in its Ticketing segment on a gross or net basis based on management’s assessment of whether the Company acts as a principal or agent in the transaction. To the extent the Company acts as the principal in a transaction, revenue is reported on a gross basis. The determination of whether the Company acts as a principal or an agent in a transaction is based on an evaluation of whether the Company has the substantial risks and rewards of ownership under the terms of an arrangement. The Ticketing segment’s revenue, which primarily consists of convenience charges and order processing fees from ticketing operations, is recorded net of the face value of the ticket as the Company acts as an agent in these transactions.

Contract Advances

Ticketing contract advances, which can be either recoupable or non-recoupable, represent amounts paid in advance to the Company’s clients pursuant to ticketing agreements. Recoupable ticketing contract advances are generally recoupable against future royalties earned by the clients based on the contract terms over the life of the contract. Non-recoupable ticketing contract advances are fixed additional incentives sometimes paid by the Company to secure exclusive rights with certain clients and are normally amortized over the life of the contract on a straight-line basis. Amortization of non-recoupable ticketing contract advances are included in depreciation and amortization in the accompanying consolidated statements of operations. From the Merger date through March 31, 2010, the Company amortized $1.2 million related to nonrecoupable ticketing contract advances. There were no such amounts in the first quarter of 2009.

Reclassifications

The Company has reclassified $11.3 million in the 2009 consolidated statement of cash flows as an increase to cash paid for purchases of property, plant and equipment and a decrease to cash used for accounts payable, accrued expenses and other liabilities. This reclassification is related to accrued capital expenditures. The Company has reclassified $0.8 million in the 2009 consolidated statement of cash flows as an increase to cash used for accounts payable, accrued expenses and other liabilities with an offset to the effect of exchange rate changes on cash and cash equivalents. This reclassification is related to the change in fair value of the Company’s cash flow hedges.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

In June 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, codified in ASC topic 810, Consolidations (“ASC 810”). This pronouncement amends portions of ASC 810 relating to variable interest entities. Among other accounting and disclosure requirements, the pronouncement replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The Company adopted the relevant provisions of ASC 810 on January 1, 2010 and will apply the requirements prospectively. The Company’s adoption of the variable interest entity guidance did not have a material impact on its financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, codified in ASC topic 820, Fair Value Measurements and Disclosures (“ASC 820”). This pronouncement amends portions of ASC 820 to require: (i) disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and (ii) presentation of activities within the Level 3 rollforward reconciliation on a gross basis. In addition, the pronouncement amends portions of ASC 820 to provide the following clarifications regarding existing disclosures: (i) a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities and (ii) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. With the exception of the amendment related to presentation of the activities within the Level 3 rollforward reconciliation, which is effective for fiscal years beginning after December 15, 2010, the Company adopted the relevant provisions of ASC 820 on January 1, 2010 and has included the required disclosures in Note 7.

Recently Issued Pronouncements

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. This consensus eliminates the use of the residual method of allocation and requires allocation using the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. The Company will adopt ASU

2009-13 on January 1, 2011 and apply it prospectively. The Company is currently assessing the impact its adoption will have on its financial position or results of operations.

NOTE 2 — LONG-LIVED ASSETS

Property, Plant and Equipment

The Company tests for possible impairment of property, plant and equipment whenever events or circumstances change, such as a significant reduction in operating cash flow or a significant change in the manner that the asset is intended to be used which may indicate that the carrying amount of the asset may not be recoverable.

For the three months ended March 31, 2010, there were no indications of impairment of property, plant and equipment. During the first quarter of 2009, the Company reviewed the carrying value of certain property, plant and equipment that management determined would, more likely than not, be disposed of before the end of their previously estimated useful lives. It was determined that those assets were impaired since the estimated undiscounted cash flows associated with those assets were less than their carrying value. These cash flows were calculated using the estimated sale value for the assets being sold, which were used to approximate fair value. The estimated sale value used for this non-recurring fair value measurement is considered a Level 2 input. The fair value hierarchy levels are discussed in more detail in Note 7. For the three months ended March 31, 2009, the Company recorded an impairment charge of $7.7 million related to two theaters and a club in the Concerts segment. The impairment charge was recorded as a component of depreciation and amortization expense.

Definite-lived Intangibles

The Company has definite-lived intangible assets which are amortized over the shorter of either the respective lives of the agreements or the period of time the assets are expected to contribute to the Company’s future cash flows. The amortization is recognized on either a straight-line or units of production basis. The following table presents the gross carrying amount and accumulated amortization of definite-lived intangible assets as of March 31, 2010 and December 31, 2009:

	March 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
			(in thousands)
Revenue-generating contracts	$469,202	$(63,740)	$405,462	$285,145	$(52,576)	$232,569
Non-compete agreements	164,279	(50,725)	113,554	132,912	(45,568)	87,344
Venue management and leaseholds	110,550	(25,249)	85,301	112,044	(23,354)	88,690
Trademarks and naming rights	26,850	(8,572)	18,278	21,925	(8,525)	13,400
Client/vendor relationships	259,575	(9,979)	249,596	19,276	(3,930)	15,346
Technology	77,800	(1,817)	75,983	—	—	—
Other	5,354	(1,410)	3,944	7,536	(2,244)	5,292

Total	$1,113,610	$(161,492)	$952,118	$578,838	$(136,197)	$442,641

During 2010, the Company recorded additional definite-lived intangible assets totaling $543.9 million, primarily related to revenue-generating contracts, non-compete agreements, trademarks and naming rights, client/vendor relationships and technology from the January 2010 Merger with Ticketmaster (see further discussion in Note 3). The 2010 additions to definite-lived intangible assets have a weighted average life of approximately 9 years in total and approximately 8 years for revenue-generating contracts, 4 years for non-compete agreements, 7 years for trademarks and naming rights, ten years for client/vendor relationships and 8 years for technology. In addition, the definite-lived intangibles were impacted by approximately $8.3 million of decreases from foreign exchange rate changes.

Total amortization expense from definite-lived intangible assets for the three months ended March 31, 2010 and 2009 was $28.3 million and $14.3 million, respectively. The increase in amortization expense is primarily driven by incremental amortization expense related to the definite-lived intangible assets associated with the Merger.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets that exist at March 31, 2010:

(in thousands)
2010	$94,241
2011	127,679
2012	109,387
2013	121,203
2014	111,426

As acquisitions and dispositions occur in the future and the valuation of intangible assets for recent acquisitions is completed, amortization expense may vary.

Indefinite-lived Intangibles

The Company has indefinite-lived intangible assets which consist primarily of the intangible value related to trade names which are reviewed for impairment at least annually. These indefinite-lived intangible assets had a carrying value of $382.0 million and $28.2 million as of March 31, 2010 and December 31, 2009, respectively. As part of the Merger with Ticketmaster, the Company recorded $354.0 million relating to the Ticketmaster trade name.

Goodwill

In 2009, the Company’s reportable operating segments were North American Music, International Music and Ticketing. In 2010, subsequent to the Merger, the Company reorganized its business units and the way in which these businesses are assessed and therefore changed its reportable segments to Concerts, Artist Nation, Ticketing, Sponsorship and E-Commerce. The Company’s businesses formerly reported as North American Music and International Music are now allocated primarily to the Concerts segment with a portion allocated to the Company’s Sponsorship segment. The Artist Nation segment is primarily made up of Ticketmaster’s artist management business and the Company’s artist services business which was previously reported as a component of the North American Music segment. The Company’s remaining business formerly reported as Ticketing remains in the Ticketing segment in 2010 with the exception of the allocation to the Company’s E-Commerce segment. As a result of this reorganization, goodwill related to specific acquisitions was attributed to the respective new reporting units directly. Please see the table below for detail of the allocations from the old reportable segments to the new reportable segments.

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

The following table presents the changes in the carrying amount of goodwill in each of the Company’s recasted segments for the three months ended March 31, 2010:

	2009 Segments			2010 Segments
	North American Music	International Music	Other	Concerts	Artist Nation	Ticketing	E-Commerce	Other	Total
	(in thousands)
Balance as of December 31, 2009 (1):
Goodwill	278,987	204,672	13,037						496,696
Accumulated impairment losses	(278,987)	—	(13,037)						(292,024)

	—	204,672	—						204,672

Recast balances (2):
Goodwill	(278,987)	(204,672)	(13,037)	448,068	35,591	—	—	13,037	—
Accumulated impairment losses	278,987	—	13,037	(243,396)	(35,591)	—	—	(13,037)	—
Acquisitions - current year				—	207,711	561,656	226,627	—	995,994
Acquisitions - prior year				152	—	—	—	—	152
Foreign currency				(26,703)	—	(4,330)	—	—	(31,033)

Balance as of March 31, 2010 (1):
Goodwill	—	—	—	421,517	243,302	557,326	226,627	13,037	1,461,809
Accumulated impairment losses	—	—	—	(243,396)	(35,591)	—	—	(13,037)	(292,024)

	$—	$—	$—	$178,121	$207,711	$557,326	$226,627	$—	$1,169,785

(1)	As of March 31, 2010 and December 31, 2009, the Sponsorship segment had no goodwill balance. As of December 31, 2009, the Ticketing segment had no goodwill balance.
(2)	The beginning balance for each segment has been recast to record goodwill related to a division that was previously not included in the allocation. The total consolidated amount remains unchanged.

Included in the current year acquisition amount above is $996.0 million of goodwill related to the Company’s merger with Ticketmaster. See Note 3 for further discussion of the Merger.

The Company is in the process of finalizing its acquisition accounting for recent acquisitions which could result in a change to the relevant purchase price allocations including goodwill.

Other Operating Assets

The Company makes investments in various operating assets, including artist rights agreements and rights related to assets for DVD production and distribution. These assets are reviewed for impairment or collectibility whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During 2010, it was determined that certain artist advances may not be recoverable since the estimated undiscounted cash flows associated with those advances were less than their carrying value. These cash flows were calculated using operating cash flows which were used to approximate fair value. The operating cash flows used for these non-recurring fair value measurements are considered Level 3 inputs. The fair value hierarchy levels are discussed in more detail in Note 7. For the three months ended March 31, 2010, the Company recorded an allowance of $13.4 million in direct operating expenses in its Concerts segment related to these advances.

Long-lived Asset Disposals

In connection with the Merger, the Company reached an agreement with the DOJ that Ticketmaster would divest its Paciolan primary ticketing business. In March 2010, the Company completed its sale of Paciolan to Comcast. The final consideration received may be adjusted for up to 90 days following the sale date based on the final working capital balances of Paciolan. The fair value assigned to the Paciolan business by the Company in January 2010 in its acquisition accounting was $30.0 million. Upon completion of the sale, the Company recorded a loss of $4.5 million in its Ticketing segment. As the Company is in the process of finalizing the acquisition accounting, the fair value of Paciolan’s net assets are preliminary and the loss on sale is subject to change if any adjustments are made to the preliminary fair value measurement of Paciolan’s net assets.

During the first quarter of 2009, the Company did not sell any significant assets that were part of its continuing operations.

NOTE 3 — BUSINESS ACQUISITIONS

Merger with Ticketmaster

Description of Transaction

In January 2010, Live Nation completed the previously announced merger of Ticketmaster with and into a wholly-owned subsidiary of Live Nation pursuant to the Merger Agreement. In connection with the Merger, each issued and outstanding share of Ticketmaster common stock was cancelled and converted into the right to receive 1.4743728 shares of Live Nation common stock plus cash in lieu of any fractional shares such that Ticketmaster stockholders received approximately 50.01% of the voting power of the combined company.

Ticketmaster operates in 19 global markets, providing ticket sales, ticket resale services, marketing and distribution through www.ticketmaster.com, numerous retail outlets and worldwide call centers. Established in 1976, Ticketmaster serves clients worldwide across multiple event categories, providing exclusive ticketing services for leading arenas, stadiums, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters. Ticketmaster’s business also includes the operations of Front Line, one of the world’s leading artist management companies. Through Live Nation’s merger with Ticketmaster, it is expected the combined company will have the tools to develop new products, expand access and deliver artists and fans more choice.

The combination of Live Nation and Ticketmaster was structured as a merger of equals. For accounting purposes, however, one of the combining enterprises must be identified as the acquirer in accordance with the guidance of ASC topic 805, Business Combinations (“ASC 805”). Additionally, under ASC 805, in a business combination affected primarily by exchanging equity interests, the accounting acquirer usually is the entity that issues its equity interests. ASC 805 specifies the factors to be considered in determining which combining company to treat as the acquirer for accounting purposes. Based on the Company’s analysis of these factors as applied to the Merger, Live Nation was the deemed “accounting acquirer” of Ticketmaster for accounting purposes.

Fair Value of Consideration Transferred

(in thousands except exchange ratio, share and per share amounts )

Ticketmaster common stock outstanding on acquisition date	57,389,598
Final Exchange Ratio per share	1.4743728

Number of converted shares of Live Nation common stock	84,613,662
Less: fractional shares	(1,312)

Number of shares of Live Nation common stock issued in the Merger	84,612,350
Per share price of Live Nation common stock on January 25, 2010	$10.51
Fair value of shares of Live Nation common stock issued in the Merger	$889,276
Fair value of exchanged equity awards (1)	$40,841
Cash paid for fractional shares	$13

Total consideration transferred	$930,130

(1)	Represents the fair value, including the tax impact, of Ticketmaster stock option, restricted stock, restricted stock unit and performance share unit replacement awards for precombination services provided, as well as for the precombination service portion of the outstanding shares of Ticketmaster Series A preferred stock exchanged for a note. Certain holders of restricted stock units and performance share units have the right to receive cash in exchange for these instruments pursuant to the terms of those awards. The fair value of outstanding awards which immediately vested at the time of the Merger has been attributed to precombination service and included in the consideration transferred. The fair value of the awards attributed to postcombination services will be recorded as compensation cost in the postcombination financial statements of Live Nation. The fair value of the stock options exchanged related to precombination service is included in the calculation of purchase consideration and was determined using the Black-Scholes option pricing model.

Recording of Assets Acquired, Liabilities Assumed and Noncontrolling Interests in Ticketmaster

The Company is in the preliminary stages of valuing the assets acquired and liabilities assumed. Due to the recent nature of the transaction, the recorded amounts are preliminary and subject to further revisions and such revisions could be material.

The Merger is accounted for as a business combination under the acquisition method of accounting in accordance with GAAP.

The following table summarizes the preliminary acquisition-date fair value of the identifiable assets acquired, liabilities assumed and noncontrolling interests including an amount for recognized goodwill:

(in thousands)
Fair value of consideration transferred	$930,130
Plus: Fair value of noncontrolling interests	145,980

Less: Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	575,579
Accounts receivable	137,586
Prepaid expenses	46,820
Other current assets	31,125
Asset held for sale (Paciolan)	30,000
Property, plant and equipment	65,046
Intangible assets	890,650
Investments in nonconsolidated affiliates	25,574
Other long-term assets	49,567
Accounts payable, client accounts	(397,747)
Accounts payable	(23,741)
Accrued expenses	(122,250)
Deferred revenue	(29,970)
Other current liabilities	(24,122)
Long-term debt	(837,329)
Long-term deferred income taxes	(252,561)
Other long-term liabilities	(84,111)

Goodwill	$995,994

Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the Merger consists largely of the synergies expected from combining the operations of Live Nation and Ticketmaster. The anticipated synergies primarily relate to redundant staffing and related internal support costs, redundant locations, redundant systems and IT costs, purchasing economies of scale and expanded sponsorship revenue opportunities as well as an assembled workforce. Of the total amount of goodwill recognized in connection with the Merger, approximately $41.4 million is expected to be deductible for tax purposes. Goodwill of $207.7 million, $561.7 million and $226.6 million has been allocated to the Artist Nation, Ticketing and E-Commerce segments, respectively, as a result of the Merger.

Below is a summary of the methodologies and significant assumptions used in estimating the fair value of intangible assets and noncontrolling interests.

•

Intangible assets – The fair value of the acquired intangible assets was determined using a variety of valuation approaches. In estimating the fair value of the acquired intangible assets, the Company utilized the valuation methodology determined to be most appropriate for the individual intangible asset being valued as described below. The acquired intangible assets include the following:

	Valuation Method	Estimated Fair Value	Remaining Useful Lives (1)
		(in thousands)	(years)
Revenue-generating contracts	Multi-Period Excess Earnings (2);	$181,800	4 to 9

	Differential Method (5)

Non-compete agreements	With & Without (3)	31,450	1 to 5

Technology	Relief-from Royalty (4)	77,800	5 to 8

Trademarks and trade names (definite-lived)	Relief-from Royalty (4)	5,300	3 to 8

Client/Vendor relationships	Multi-Period Excess Earnings (2)	240,300	4 to 14

Total acquired definite-lived intangible assets		536,650

Trade name (indefinite-lived)	Relief-from Royalty (4)	354,000	N/A

Total acquired intangible assets		$890,650

(1)	Determination of the estimated useful lives of the individual categories of intangible assets was based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with definite lives is recognized over the shorter of the respective lives of the agreement or the period of time the assets are expected to contribute to future cash flows.
(2)	The multi-period excess earnings method estimates an intangible asset’s value based on the present value of the prospective net cash flows (or excess earnings) attributable to it. The value attributed to these intangibles was based on projected net cash inflows from existing contracts or relationships. Specifically, the revenue-generating contracts intangibles relate to contracts the Company has in place with various promoters, sports teams, venue locations and domestic and international ticketing outlets to distribute tickets on the clients’ behalf.

The client/vendor relationships intangibles relate to relationships the Company has in place with ticketing brokers, artists and customers. For artist relationships, the Company estimated that the touring cycle is generally three years from the release of a new album. At the conclusion of each three-year cycle, there is a possibility that the individual artist will elect to end the relationship with the artist’s manager based on whether the artist has a continuing interest in touring, or simply would prefer alternative representation. The artists were grouped into three categories by age and then an estimated artist renewal rate was applied after each three-year cycle to account for the declining probability of the relationship continuing into the next cycle. For customer relationships, projected net cash inflows relate to three separate revenue streams: providing automated ticketing technology, selling VIP ticketing packages to concertgoers and selling merchandise through retail channels.

(3)	The with & without method is a specific application of the discounted cash flow method that compares the present values of the debt-free net cash flows with and without the asset being valued and treats the difference as the asset’s fair value. The value attributed to the non-compete agreements was based on projected net cash inflows from agreements with certain key executives or individuals not to enter into, or consult on behalf of, any business venture in competition with their existing business.
(4)	The relief-from royalty method estimates an intangible asset’s value based on the cost savings realized by its owner as a result of not having to pay a royalty to another party for using the asset. For technology intangibles, the value attributed was based on projected net cash inflows from royalty savings realized by Ticketmaster as a result of developing its own proprietary ticketing applications, printing technology and website technology. The value attributed to trademarks and trade names was based on projected net cash inflows from royalty savings realized by Ticketmaster from the name recognition associated with the respective entities. The Company projected earnings attributable to the acquired trade names and then applied a royalty rate of 3% to these earnings.
(5)	The differential method compares existing contractual arrangements to market comparable terms and develops incremental income above market related to the contracts, if any. The value attributed to certain of the revenue –generating contracts was based on projected net cash inflows from contracts in place with specific customers.

Some of the more significant estimates and assumptions inherent in the estimate of the fair value of the identifiable intangible assets include all assumptions associated with forecasting cash flows and profitability. The primary assumptions used for the determination of the intangible assets were generally based upon the present value of anticipated cash flows discounted at rates ranging from 10% to 15%. Estimated years of projected earnings generally follow the range of estimated remaining useful lives for each intangible asset class.

•

Noncontrolling interests – The fair value of the non-controlling interests of $146.0 million was estimated by applying the income approach. The fair value estimates are based on (i) an assumed discount rate range of 12-15%, (ii) a terminal cash flow growth rate of 3%, and (iii) adjustments of 0-30% to account for lack of marketability that market participants would consider when estimating the fair value of the individual noncontrolling interests.

Actual and Pro Forma Impact of Acquisition

The amounts of revenue and net loss of Ticketmaster included in the Company’s consolidated statement of operations from the acquisition date, through the period ending March 31, 2010, are as follows:

(in thousands)
Revenue	$242,841
Loss from continuing operations	$(3,381)
Net loss attributable to Live Nation Entertainment, Inc.	$(1,139)

The following unaudited pro forma information presents the consolidated results of Live Nation and Ticketmaster for the three months ended March 31, 2010 and 2009, respectively, with adjustments to give effect to pro forma events that are directly attributable to the Merger and have a continuing impact, as well as exclude the impact of pro forma events that are directly attributable to the Merger and are one-time in nature. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods or the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results that the combined company will experience after the Merger. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the Merger. The unaudited pro forma information also does not include any integration costs, dis-synergies or remaining future transaction costs that the companies may incur related to the Merger as part of combining the operations of the companies.

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2009, are as follows:

	For the Three Months Ended March 31,
	2010	2009
	(In thousands)
Unaudited pro forma consolidated results:
Revenue	$777,011	$818,365
Loss from continuing operations	$(72,072)	$(91,856)
Net loss attributable to Live Nation Entertainment, Inc.	$(70,685)	$(85,929)

The Company has incurred a total of $43.9 million of acquisition transaction expenses to date relating to the Merger, of which $9.0 million and $3.7 million are included in the results of operations for the three months ended March 31, 2010 and 2009, respectively. The Company has incurred a total of $2.7 million of equity issuance costs to date, of which a nominal amount for the three months ended March 31, 2010 has been recorded as a charge to additional paid-in capital as a reduction of the otherwise determined fair value of the equity issued.

In connection with the Merger with Ticketmaster, the Company has accrued severance costs of $0.2 million, $3.7 million, $0.3 million and $0.2 million as a component of selling, general and administrative expenses in its Artist Nation, Ticketing, Sponsorship and E-Commerce segments, respectively, and $4.1 million as a component of corporate expenses.

NOTE 4 — DISCONTINUED OPERATIONS

In October 2009, the Company sold its remaining theatrical venues and operations in the United Kingdom for a gross sales price of approximately $148.7 million to The Ambassador Theatre Group Limited. After fees, expenses, an adjustment to replace the show cash of the theatrical business that was previously removed from the operations and utilized by the Company and a working capital adjustment, the Company received approximately $111.3 million of net proceeds. The sale of the U.K. theatrical business resulted in a tax-free gain of $56.6 million in the fourth quarter of 2009. In 2010, the Company reported an additional $0.3 million of related expense.

The Company has reported the U.K. theatrical business as discontinued operations in accordance with ASC topic 205, Presentation of Financial Statements. During 2009, the Company also sold its 33% interest in Dominion Theatre Investments Limited which was part of the U.K. theatrical business. Accordingly, the results of operations for all periods presented have been reclassified.

Summary operating results of discontinued operations are as follows:

	For the Three Months Ended March 31,
	2010	2009
	(in thousands)
Revenue	$—	$14,346
Operating expenses	—	10,522
Gain on sale of operating assets	—	(4)
Other income—net	—	(425)

Income from discontinued operations before income taxes	—	4,253
Income tax expense	—	1,289

Income from discontinued operations before loss (gain) on disposal	—	2,964
Loss on disposal, net of tax	303	—

Income (loss) from discontinued operations, net of tax	(303)	2,964
Income (loss) from discontinued operations attributable to noncontrolling interests	—	—

Income (loss) from discontinued operations attributable to Live Nation Entertainment, Inc.	$(303)	$2,964

NOTE 5 — LONG-TERM DEBT

Long-term debt, which includes capital leases, at March 31, 2010 and December 31, 2009, consisted of the following:

	March 31, 2010	December 31, 2009
	(in thousands)
Senior Secured Credit Facility:
Term loan	$342,622	$343,483
Revolving credit facility	117,000	101,335
Ticketmaster Senior Secured Credit Facility:
Term loan, net of unamortized discount of $0.5 million at March 31, 2010	429,531	—
Revolving credit facility, net of unamortized discount of $0.3 million at March 31, 2010	38,697	—
2.875% Convertible Senior Notes due 2027, net of unamortized discount of $50.4 million at March 31, 2010 and $52.8 million at December 31, 2009	169,557	167,217
10.75% Senior Notes due 2016, plus unamortized premium of $25.8 million at March 31, 2010	312,799	—
Other long-term debt	116,572	128,034

	1,526,778	740,069
Less: current portion	39,203	41,032

Total long-term debt, net	$1,487,575	$699,037

Future maturities of long-term debt at March 31, 2010 are as follows:

(in thousands)
2010	$41,726
2011	37,839
2012	156,641
2013	455,062
2014	557,208
Thereafter	303,698

Total	1,552,174
Debt discount	(51,216)
Debt premium	25,820

Total including premium and discount	$1,526,778

All long-term debt without a stated maturity date is considered current and is reflected as maturing in the earliest period shown in the table above. See Note 7 for discussion of fair value measurement of the Company’s long-term debt.

See Note 14 for discussion of changes in the Company’s debt structure subsequent to March 31, 2010.

Ticketmaster Senior Secured Credit Facility

As part of the Merger with Ticketmaster, the Company acquired certain indebtedness. The senior secured credit facility consists of a $100.0 million term loan A with a maturity of five years, a $350.0 million term loan B with a maturity of six years and a $200.0 million revolving credit facility with a maturity of five years. In addition, subject to certain conditions, including compliance with certain financial covenants, the senior secured credit facility permits Ticketmaster to incur incremental term loans and revolving loans in an aggregate principal amount of up to $125.0 million. Taking into account letters of credit, the available borrowing capacity of this revolving credit facility at March 31, 2010 was $160.5 million.

The interest rates per annum applicable to loans under the senior secured credit facility are, at the Company’s option, equal to either a base rate or a LIBOR rate plus an applicable margin, which in the case of the term loan A and the revolver will vary with the total leverage ratio of Ticketmaster. The applicable margin for the term loan B is 4.5% per annum for LIBOR loans and 3.5% per annum for base rate loans. The base rate means the greater of (i) the prime rate as quoted from time to time by JPMorgan Chase Bank, N.A. or (ii) the Federal Funds rate plus 0.5%. The interest rates for the term loan A, term loan B and the revolver at March 31, 2010 were 6.25%, 7.0% and 6.0%, respectively.

10.75% Senior Notes

As part of the Merger with Ticketmaster, the Company acquired $300.0 million aggregate principal amount of 10.75% senior notes due 2016. Interest is payable semi-annually in cash in arrears on August 1 and February 1 of each year. These notes are guaranteed by existing and future domestic restricted subsidiaries of Ticketmaster.

The notes are redeemable by the Company, in whole or in part, on or after August 1, 2012 at the following prices (expressed as percentages of the principal amount), plus accrued and unpaid interest, on August 1 of the following years: 105.375% (2012), 102.688% (2013) and 100.00% (2014 and thereafter). At any time and from time to time prior to August 1, 2012, the notes are redeemable by the Company at a redemption price equal to 100% of the principal amount plus the greater of (i) 1% of the principal amount of such note; and (ii) the excess, if any, of: (A) an amount equal to the present value of (1) the redemption price of such note at August 1, 2012, plus (2) the remaining scheduled interest payments on the notes to be redeemed (subject to the right of holders on the relevant record date to receive interest due on the relevant interest payment date) to August 1, 2012 (other than interest accrued to the redemption date), computed using a discount rate equal to the Treasury Rate plus 50 basis points; over (B) the principal amount of the notes to be redeemed. In addition, up to 35% of the notes may be redeemed by the Company with proceeds from certain equity offerings before August 1, 2011 at a price equal to 110.75% of their principal amount, plus accrued and unpaid interest. The Company must also offer to redeem the notes at 101% of their principal amount, plus accrued and unpaid interest, if it experiences certain kinds of changes of control. Due to its legal structure, the Merger was not considered a restricted transaction under these covenants and did not meet the requirements of a change in control. Lastly, if certain of the Company’s subsidiaries (specifically, those that are designated restricted subsidiaries under the indenture governing the notes) sell assets and do not apply the sale proceeds in a specified manner within a specified time, the Company will be required to make an offer to purchase notes at their face amount, plus accrued and unpaid interest to the purchase date.

Debt Covenants

The indenture governing the 10.75% senior notes contains covenants that limit, among other things, Ticketmaster’s ability and the ability of its restricted subsidiaries to incur certain additional indebtedness and issue preferred stock; make certain distributions, investments and other restricted payments; sell certain assets; agree to any restrictions on the ability of restricted subsidiaries to make payments to Ticketmaster; merge, consolidate or sell all of Ticketmaster’s assets; create certain liens; and engage in transactions with affiliates on terms that are not arm’s length. Certain covenants, including those pertaining to incurrence of indebtedness, restricted payments, asset sales, mergers and transactions with affiliates will be suspended during any period in which the notes are rated investment grade by both rating agencies and no default or event of default under the indenture has occurred and is continuing. The notes contain two incurrence based financial covenants, as defined, requiring a minimum fixed charge coverage ratio of 2.0 to 1.0 and a maximum secured indebtedness leverage ratio of 2.25 to 1.0.

As of March 31, 2010, the Company believes it was in compliance with all of its debt covenants. The Company expects to remain in compliance with all of its debt covenants throughout 2010.

NOTE 6 — DERIVATIVE INSTRUMENTS

The Company is required to recognize all of its derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. Refer to Note 7 for fair value measurement of derivative instruments. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. The Company formally documents all relationships between designated hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. The Company formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are designated in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting. The Company accounts for its derivative instruments that are not designated as hedges at fair value with changes in fair value recorded in earnings to the same line item associated with the forecasted transaction. The Company does not enter into derivative instruments for speculation or trading purposes.

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

At March 31, 2010, the Company has one interest rate swap agreement designated as a cash flow hedge for accounting purposes. The purpose of the interest rate swap agreement is to effectively convert a portion of its floating-rate debt to a fixed-rate basis. The principal objective of this contract is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s variable-rate debt, thus reducing the impact of interest rate changes on future interest cash flows. This contract involves the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreements without an exchange of the underlying principal amount. The Company reclassifies the unrealized gain (loss) from accumulated OCI into earnings when interest expense is recognized on its variable-rate debt. Approximately 19% of the Company’s outstanding term loans under the senior secured credit facilities had their interest payments designated as the hedged forecasted transactions against the interest rate swap agreement at March 31, 2010. Information regarding this interest rate swap as of March 31, 2010 was as follows:

Notional Amount	Receive	Pay	Maturity Date	Loss Expected to be Reclassified into Earnings within the Next Twelve Months
(in thousands)
$150,000	Floating	Fixed 3.35%	September 30, 2010	$2,283

$150,000				$2,283

At March 31, 2010, the Company has one forward currency contract which is designated as a cash flow hedge for accounting purposes. The principal objective of the forward currency contract is to eliminate or reduce the impact from the currency rate fluctuation on the cash outflows related to a short-term artist fee commitment to be paid by the Company. The notional amount of this contract is $2.0 million and it will mature on June 1, 2010. The strike price is 1.4859 U.S. dollar versus Euro. The estimated net amount of gain of $0.2 million is expected to be reclassified into earnings within the next 12 months.

In August 2009, the Company de-designated an interest rate swap which had previously been designated as a cash flow hedging instrument. This interest rate swap converts a notional amount of $162.5 million floating-rate debt to a fixed-rate basis of 3.29%, and will mature on March 31, 2011. The unrealized loss on this swap, determined to be $6.0 million at the date of de-designation, remained in the accumulated OCI account. The unrealized loss will be realized, or amortized, into earnings as the related periodic forecasted interest rate cash flows occur. The related loss amortized into earnings for the three months ended March 31, 2010, was $1.1 million. Upon de-designation, this interest rate swap no longer receives hedge accounting treatment and prospective changes in fair value are recognized in earnings during the period of change.

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

Additionally, the Company has two interest rate swap agreements that have not been designated as hedging instruments. The Company has an interest rate swap agreement to convert a portion of AMG’s long-term debt from floating-rate debt to a fixed-rate basis with a notional amount of $16.5 million. Also, in connection with the financing of the redevelopment of the O2 Dublin, the Company has an interest rate swap agreement to convert a portion of long-term debt from floating-rate debt to a fixed-rate basis with a notional amount of $17.5 million. Any change in fair value is recorded in earnings during the period of the change.

The Company’s 2.875% convertible senior notes issued in July 2007 include certain provisions which are bifurcated from the notes and accounted for as derivative instruments. At the date of issuance and as of March 31, 2010 and December 31, 2009, the fair value of these provisions is considered de minimis.

The Company uses forward currency contracts to reduce its exposure to foreign currency risk. The principal objective of such contracts is to minimize the risks and/or costs associated with short-term artist fee commitments. In certain limited instances, the Company also enters into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on short-term intercompany loans payable to certain international subsidiaries and forecasted operating income. At March 31, 2010 and December 31, 2009, the Company has forward currency contracts outstanding with a notional amount of $57.1 million and $5.9 million, respectively. These forward currency contracts have not been designated as hedging instruments. Any change in fair value is reported in earnings during the period of the change.

The fair value of derivative instruments in the consolidated balance sheets as of March 31, 2010 and December 31, 2009 was as follows:

	As of March 31, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)

Derivatives designated as hedging instruments:
Interest rate swap	Other long-term assets	$—	Other current liabilities	$(2,283)
Forward currency contract	Other current assets	189	Other current liabilities	—

Total derivatives designated as hedging instruments		189		(2,283)

Derivatives not designated as hedging instruments:
Interest rate swaps	Other long-term assets	805	Other long-term liabilities	(6,467)
Forward currency contracts	Other current assets	39	Other current liabilities	—
Contingent interest provision on 2.875% convertible senior notes (1)		—		—

Total derivatives not designated as hedging instruments		844		(6,467)

Total derivatives		$1,033		$(8,750)

	As of December 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)

Derivatives designated as hedging instruments:
Interest rate swap	Other long-term assets	$—	Other current liabilities	$(3,255)
Forward currency contract	Other current assets	71	Other current liabilities	—

Total derivatives designated as hedging instruments		71		(3,255)

Derivatives not designated as hedging instruments:
Interest rate swaps	Other long-term assets	378	Other long-term liabilities	(6,603)
Forward currency contracts	Other current assets	137	Other current liabilities	—
Contingent interest provision on 2.875% convertible senior notes (1)		—		—

Total derivatives not designated as hedging instruments		515		(6,603)

Total derivatives		$586		$(9,858)

(1)	At the date of issuance and as of March 31, 2010 and December 31, 2009, this fair value was considered de minimis.

The effect of derivative instruments on the consolidated statements of operations for the three months ended March 31, 2010 and 2009 was as follows:

For the Three Months Ended March 31, 2010
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(in thousands)

Interest rate swap (1)	$(1,112)	Interest expense	$(2,084)	Other expense (income) - net	$—

Forward currency contract	$118	Direct operating expenses	$—	Other expense (income) - net	$—

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives
(in thousands)

Interest rate swaps	$1,647	Interest expense

Forward currency contracts	$(98)	Direct operating expenses

Contingent interest provision on 2.875% convertible senior notes (3)	$—	Other expense (income) — net

For the Three Months Ended March 31, 2009
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(in thousands)

Interest rate swap	$(1,017)	Interest expense	$(1,821)	Other expense (income) - net	$—

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives
(in thousands)

Interest rate swaps	$(455)	Interest expense

Forward currency contracts	$1,715	Direct operating expenses

Contractual guarantee (2)	$(2,398)	Depreciation and amortization expense

Contingent interest provision on 2.875% convertible senior notes (3)	$—	Other expense (income) — net

(1)

Includes an interest rate swap that was de-designated in the third quarter of 2009. The de-designated instrument contributed a $1.1 million loss from OCI that is included in the amount reported for the three months ended March 31,

2010 shown in the table above. At March 31, 2010, a $2.7 million loss remains in OCI to be amortized into earnings in future periods.
(2)	The contractual guarantee was settled in the first quarter of 2009.
(3)	For the three months ended March 31, 2010 and 2009, this provision was considered de minimis and no gain (loss) was recognized.

NOTE 7 — FAIR VALUE MEASUREMENTS

The Company currently has various financial instruments carried at fair value such as marketable securities, derivatives and contingent consideration, but does not currently have nonfinancial assets and nonfinancial liabilities that are required to be measured at fair value on a recurring basis. The Company’s financial assets and liabilities are measured using inputs from three levels of the fair value hierarchy as defined by ASC 820. For this categorization, only inputs that are significant to the fair value are considered. The three levels are defined as follows:

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis, as of March 31, 2010 and December 31, 2009, which are classified as other current assets, other long-term assets, other current liabilities and other long-term liabilities:

	Fair Value Measurements at March 31, 2010				Fair Value Measurements at December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)				(in thousands)
Assets:
Forward currency contracts	$—	$228	$—	$228	$—	$208	$—	$208
Investments in rabbi trusts	3,579	—	—	3,579	3,431	—	—	3,431

Total	$3,579	$228	$—	$3,807	$3,431	$208	$—	$3,639

Liabilities:
Interest rate swaps	$—	$7,945	$—	$7,945	$—	$9,480	$—	$9,480
Contingent consideration	—	—	10,176	10,176	—	—	—	—
Other liabilities	3,579	—	—	3,579	3,431	—	—	3,431

Total	$3,579	$7,945	$10,176	$21,700	$3,431	$9,480	$—	$12,911

Forward currency contracts are based on observable market transactions of spot and forward rates. Investments held in rabbi trusts include exchange-traded equity securities and mutual funds. Fair values for these investments are based on quoted prices in active markets. Fair values for the interest rate swaps are based upon inputs corroborated by observable market data with similar tenors. Other liabilities represent deferred compensation obligations to employees under certain plans. The liabilities related to these plans are adjusted based on changes in the fair value of the underlying employee-directed investments and therefore are classified consistent with the investments.

The Company has certain contingent obligations related to acquisitions which are measured at fair value using Level 3 inputs. The amount due to the sellers is based on the achievement of agreed upon financial performance metrics by the acquired companies. The Company records the liability at the time of the acquisition based on management’s best estimates of the future results of the acquired companies compared to the agreed upon metrics. The most significant estimate involved in the measurement process is the projection of future cash flows of the acquired companies. By comparing these estimates to the agreed upon metrics, the Company estimates the amount, if any, anticipated to be paid to the seller on the agreed upon future date. For obligations payable at a date greater than twelve months from the acquisition date, the Company applies a discount rate to present value the estimated obligations. The discount rate is intended to reflect the risks of ownership and the associated risks of realizing the stream of projected cash flows. Subsequent to the date of acquisition, the Company updates the original valuation to reflect updated projections of future cash flows of the acquired companies and the passage of time. Refer to Note 8—Commitments and Contingent Liabilities for additional information related to the contingent payments.

The following table summarizes the changes in fair value of the Company’s Level 3 liabilities for the three months ended March 31, 2010:

Contingent Consideration
(in thousands)
Balance as of December 31, 2009	$—
Total losses (realized/unrealized)
Included in earnings (or changes in net assets)	19
Included in other comprehensive income (loss)	—
Purchases, issuances and settlements	10,157
Transfer in and/or out of Level 3	—

Balance as of March 31, 2010	$10,176

The amount of total losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2010	$19

Changes in the valuations of the contingent consideration as a result of the passage of time were reported in interest income for the three months ended March 31, 2010. All of the loss for the three months ended March 31, 2010 is attributable to the change in unrealized gains or losses as the Company was not obligated to pay any portion of the contingent consideration during the period.

Due to their short maturity, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accounts payable, client accounts and accrued expenses approximated their fair values at March 31, 2010 and December 31, 2009. The Company’s debt, excluding that discussed below, is not publicly-traded and because the majority of the interest on this debt accrues at a variable rate, the carrying amounts of long-term debt typically approximate their fair value. The 2.875% convertible senior notes can be traded, but not on a public market, and therefore the fair value cannot be approximated at March 31, 2010 and December 31, 2009. The Company estimates the fair value of Ticketmaster’s outstanding debt to be $806.2 million at March 31, 2010 using market prices or third-party quotes, which are determined to be Level 2 inputs. The Company has fixed-rate debt with a noncontrolling interest partner of $30.2 million and $31.9 million at March 31, 2010 and December 31, 2009, respectively. The Company is unable to determine the fair value of this debt.

NOTE 8 — COMMITMENTS AND CONTINGENT LIABILITIES

The Company has leases that contain contingent payment requirements for which payments vary depending on revenue, tickets sold or other variables.

As of March 31, 2010 and December 31, 2009, the Company guaranteed the debt of third parties of approximately $7.3 million and $4.3 million, respectively, related to maximum credit limits on employee and tour-related credit cards and bank lines of credit of a nonconsolidated affiliate and a third-party promoter. In 2010, the amount includes a guarantee of a line of credit for one of Ticketmaster’s clients in connection with the production of Broadway shows in China.

Certain agreements relating to acquisitions that occurred prior to the adoption in January 2009 of the new accounting guidance in ASC 805 provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired companies. The Company will accrue additional amounts related to such contingent payments, with a corresponding adjustment to goodwill, if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent payments, if performance targets are met, would not significantly impact the financial position or results of operations of the Company.

The Company has certain contingent obligations related to acquisitions made of various artist management companies by Ticketmaster. In accordance with the guidance for business combinations, contingent consideration must be accrued at the time of the acquisition. The contingent consideration is generally subject to payout following the achievement of future performance targets and some may be payable in 2010. As of March 31, 2010, the Company has accrued $9.3 million in other current liabilities and $0.9 million in other long-term liabilities representing the fair value of these estimated earn-out arrangements. Refer to Note 7—Fair Value Measurements for further discussion related to the valuation of the earn-out payments.

CTS Arbitration

CTS filed a request for arbitration with the International Court of Arbitration of the International Chamber of Commerce in April 2010. CTS asserts that the Company has breached its obligations under the terms of its agreement with CTS and failed to allocate the proper number of tickets to CTS’s system in the United Kingdom, and that the Merger with Ticketmaster and the Company’s subsequent actions have breached the implied covenant of good faith and fair dealing. CTS seeks a declaration that the Company is in breach of the agreement and of the implied covenant of good faith and fair dealing, unspecified damages resulting from such breaches and specific performance of the Company’s obligations under the agreement. The Company intends to vigorously defend the action.

Live Concert Antitrust Litigation

The Company was a defendant in a lawsuit filed by Malinda Heerwagen in June 2002 in U.S. District Court. The plaintiff, on behalf of a putative class consisting of certain concert ticket purchasers, alleged that anti-competitive practices for concert promotion services by the Company nationwide caused artificially high ticket prices. In August 2003, the District Court ruled in the Company’s favor, denying the plaintiff’s class certification motion. The plaintiff appealed to the U.S. Court of Appeals. In January 2006, the Court of Appeals affirmed, and the plaintiff then dismissed her action that same month. Subsequently, twenty-two putative class actions were filed by different named plaintiffs in various U.S. District Courts throughout the country, making claims substantially similar to those made in the Heerwagen action, except that the geographic markets alleged are regional, statewide or more local in nature, and the members of the putative classes are limited to individuals who purchased tickets to concerts in the relevant geographic markets alleged. The plaintiffs seek unspecified compensatory, punitive and treble damages, declaratory and injunctive relief and costs of suit, including attorneys’ fees. The Company has filed its answers in some of these actions, and has denied liability. In April 2006, granting the Company’s motion, the Judicial Panel on Multidistrict Litigation transferred these actions to the U.S. District Court for the Central District of California for coordinated pre-trial proceedings. In June 2007, the District Court conducted a hearing on the plaintiffs’ motion for class certification, and also that month the Court entered an order to stay all proceedings pending the Court’s ruling on class certification. In October 2007, the Court granted the plaintiffs’ motion and certified classes in the Chicago, New England, New York/New Jersey, Colorado and Southern California regional markets. In November 2007, the Court extended its stay of all proceedings pending further developments in the U.S. Court of Appeals for the Ninth Circuit. In February 2008, the Company filed with the District Court a Motion for Reconsideration of its October 2007 class certification order. A ruling by the District Court on the Company’s Motion is pending. The Company intends to vigorously defend all claims in all of the actions.

UPS Consumer Class Action Litigation

In October 2003, a purported representative action was filed in the Superior Court of California challenging Ticketmaster’s charges to online customers for UPS ticket delivery and alleging that its failure to disclose on its website that the charges contain a profit component is unlawful. The complaint asserted a claim for violation of California’s Unfair Competition Law (“UCL”) and sought restitution or disgorgement of the difference between (i) the total UPS delivery fees charged by Ticketmaster in connection with online ticket sales during the applicable period, and (ii) the amount that Ticketmaster actually paid to UPS for delivery of those tickets. In August 2005, the plaintiff filed a first amended complaint, then pleading the case as a putative class action and adding the claim that Ticketmaster’s website disclosures in respect of its ticket order-processing fees constitute false advertising in violation of California’s False Advertising Law. On this new claim, the amended complaint seeks restitution or disgorgement of the entire amount of order-processing fees charged by Ticketmaster during the applicable period. In April 2009, the Court granted the plaintiff’s motion for leave to file a second amended complaint adding new claims that (a) Ticketmaster’s order processing fees are unconscionable under the UCL, and (b) Ticketmaster’s alleged business practices further violate the California Consumer Legal Remedies Act. Plaintiff later filed a third amended complaint, to which Ticketmaster filed a demurrer in July 2009. The Court overruled Ticketmaster’s demurrer in October 2009.

The plaintiff filed a class certification motion in August 2009, which Ticketmaster opposed. In February 2010, the Court granted certification of a class on the first two causes of action, which allege that Ticketmaster misrepresents/omits the fact of a profit component in its UPS and order processing fees. The class consists of California consumers who purchased tickets through Ticketmaster’s website from 1999 to present. The Court denied certification of a class on the third and fourth causes of action, which allege that Ticketmaster’s UPS and order processing fees are unconscionably high. In March 2010, Ticketmaster filed a Petition for Writ of Mandate with the California Court of Appeal, and plaintiffs also filed a motion for reconsideration of the Superior Court’s class certification order. In April 2010, the Superior Court denied plaintiffs’ Motion for Reconsideration of the Court’s class certification order, and the Court of Appeal denied Ticketmaster’s Petition for Writ of Mandate. The Company intends to vigorously defend the action.

Canadian Consumer Class Action Litigation Relating to TicketsNow

In February 2009, five putative consumer class action complaints were filed in various provinces of Canada against TicketsNow, Ticketmaster, Ticketmaster Canada Ltd. and Premium Inventory, Inc. All of the cases allege essentially the same set of facts and causes of action. Each plaintiff purports to represent a class consisting of all persons who purchased a ticket from Ticketmaster, Ticketmaster Canada Ltd. or TicketsNow from February 2007 to present and alleges that Ticketmaster conspired to divert a large number of tickets for resale through the TicketsNow website at prices higher than face value. The plaintiffs characterize these actions as being in violation of Ontario’s Ticket Speculation Act, the Amusement Act of Manitoba, the Amusement Act of Alberta or the Quebec Consumer Protection Act. The Ontario case contains the additional allegation that Ticketmaster and TicketsNow’s service fees run afoul of anti-scalping laws. Each lawsuit seeks compensatory and punitive damages on behalf of the class. The Company intends to vigorously defend all claims in all of the actions.

United States Consumer Class Action Litigation Relating to TicketsNow

From February through June 2009, eleven purported class action lawsuits asserting causes of action under various state consumer protection laws were filed against Ticketmaster and TicketsNow in U.S. District Courts in California, New Jersey, Minnesota, Pennsylvania and North Carolina. The lawsuits allege that Ticketmaster and TicketsNow unlawfully deceived consumers by, among other things, selling large quantities of tickets to TicketsNow’s ticket brokers, either prior to or at the time that tickets for an event go on sale, thereby forcing consumers to purchase tickets at significantly marked-up prices on TicketsNow.com instead of Ticketmaster.com. The plaintiffs further claim violation of the consumer protection laws by Ticketmaster’s alleged “redirecting” of consumers from Ticketmaster.com to Ticketsnow.com, thereby engaging in false advertising and an unfair business practice by deceiving consumers into inadvertently purchasing tickets from TicketsNow for amounts greater than face value. The plaintiffs claim that Ticketmaster has been unjustly enriched by this conduct and seek compensatory damages, a refund to every class member of the difference between tickets’ face value and the amount paid to TicketsNow, an injunction preventing Ticketmaster from engaging in further unfair business practices with TicketsNow and attorney fees and costs. In July 2009, all of the cases were consolidated and transferred to the U.S. District Court for the Central District of California. The plaintiffs filed their consolidated class action complaint in September 2009, to which Ticketmaster filed its answer the following month. The Company intends to vigorously defend all claims in all of the actions.

Litigation Relating to the Merger of Live Nation and Ticketmaster

Live Nation and Ticketmaster were named as defendants in a pair of lawsuits filed in February 2009 in the Superior Court of California challenging the merger of Live Nation and Ticketmaster. These actions were consolidated by court order in March 2009. The consolidated complaint, as amended, generally alleges that Ticketmaster and its directors breached their fiduciary duties by entering into the Merger Agreement without regard to the fairness of its terms to the Ticketmaster stockholders and in return for illicit payments of “surplus” Live Nation stock. It also alleges that the joint proxy statement/prospectus of Live Nation and Ticketmaster contained material omissions and misstatements. The plaintiffs moved for a preliminary injunction barring the completion of the Merger in December 2009, which motion was denied at a hearing held later that month. The Ticketmaster and Live Nation stockholders each approved the Merger in January 2010, and the Merger was consummated later that same month. The plaintiffs continue to prosecute the case, now seeking compensatory damages, attorneys’ fees and expenses. The Ticketmaster defendants have answered the complaint, denying its allegations and asserting defenses. The Company intends to vigorously defend all claims in the consolidated action.

From time to time, the Company is involved in other legal proceedings arising in the ordinary course of its business, including proceedings and claims based upon violations of antitrust laws and tortious interference, which could cause the Company to incur significant expenses. The Company also has been the subject of personal injury and wrongful death claims relating to accidents at its venues in connection with its operations. As required, the Company accrued its estimate of the probable settlement or other losses for the resolution of any outstanding claims. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company’s assumptions or the effectiveness of its strategies related to these proceedings. In addition, under the Company’s agreements with Clear Channel, it has assumed and will indemnify Clear Channel for liabilities related to its business for which they are a party in the defense.

NOTE 9 — RELATED-PARTY TRANSACTIONS

Transactions with Clear Channel

The Company has one non-employee director as of March 31, 2010 that is also a director and executive officer of Clear Channel. From time to time, the Company purchases advertising from Clear Channel and its subsidiaries in the ordinary course of business. For the three months ended March 31, 2010 and 2009, the Company recorded $0.7 million and $1.5 million, respectively, as components of direct operating expenses and selling, general and administrative expenses for these advertisements.

Transactions with IAC

The Company has two non-employee directors as of March 31, 2010 that are also directors and executive officers of IAC.

For purposes of governing certain of the ongoing relationships between IAC and Ticketmaster at and after the Spin-off, and to provide for an orderly transition, IAC, Ticketmaster and the other Spincos entered into a separation agreement and a tax sharing agreement, among other agreements.

The tax sharing agreement governs the respective rights, responsibilities and obligations of IAC and Ticketmaster after the Spin-off with respect to taxes for the periods ended on or before the Spin-off. Generally, IAC agreed to pay taxes with respect to Ticketmaster’s income included on its consolidated, unitary or combined federal or state tax returns, including audit adjustments with respect thereto, but other pre-distribution taxes that are attributable to Ticketmaster, including taxes reported on separately-filed returns and all foreign returns and audit adjustments with respect thereto were agreed to be borne solely by Ticketmaster. The tax sharing agreement contains certain customary restrictive covenants that generally prohibit Ticketmaster (absent a supplemental IRS ruling or an unqualified opinion of counsel to the contrary, in each case, in a form and substance satisfactory to IAC in its sole discretion) from taking actions that could jeopardize the tax free nature of the Spin-off. Ticketmaster agreed to indemnify IAC for any taxes and related losses resulting from its non-compliance with these restrictive covenants, as well as for the breach of certain representations in the Spin-off agreements and other documentation relating to the tax-free nature of the Spin-off.

Ticketmaster currently occupies office space in a building in Los Angeles that is owned by IAC. Related rental expense charged to Ticketmaster by IAC for the Los Angeles office space totaled $0.4 million from the Merger date through March 31, 2010. These charges are recorded as components of selling, general and administrative expenses.

Agreements with Liberty Media

In connection with the Merger Agreement, the Company entered into a certain Stockholder Agreement among Live Nation, Liberty, Liberty USA Holdings, LLC and the Company, dated February 10, 2009 (the “Liberty Stockholder Agreement”) regarding certain corporate governance rights, designation rights and registration rights with respect to the Live Nation common stock to be received by Liberty Media in the Merger. The Liberty Stockholder Agreement became effective upon consummation of the Merger. Among other things, subject to certain restrictions and limitations set forth in the Liberty Stockholder Agreement, Liberty Media has the right to nominate up to two directors to serve on the Live Nation board of directors. Liberty Media exercised this right by nominating John Malone and Mark Carleton. In addition, as Liberty Media has designated two directors to the Company’s board of directors, one of them must meet the independence standards of the NYSE with respect to Live Nation, and Liberty Media would have the right to designate one of its nominees to serve on the Audit Committee and one nominee to serve on the Compensation Committee of the Company’s board of directors, subject to such designee’s satisfaction of the applicable standards for service on such committees. The Liberty Stockholder Agreement also contains provisions relating to limitations on the ownership of the Company’s equity securities by Liberty Media and its affiliates following the Merger and on transfers of the Company’s equity securities and rights and obligations under the Liberty Stockholder Agreement following the Merger.

Transactions Involving Executives

ATC, which is owned by Mr. Azoff, owns both an aircraft and a fractional interest in a different aircraft. Executive Jet Management, an aircraft management and charter company unrelated to either the Company or ATC, manages and operates the fully-owned aircraft on ATC’s behalf and charges the Company market rates for the use of the fully-owned aircraft when used by Mr. Azoff or other executives on company business, a portion of which is paid to ATC. In addition, ATC is reimbursed by the Company for expenses incurred from the use of its fractional interest when used by Mr. Azoff or other executives for company business. The Company made payments totaling approximately $0.1 million for the three months ended March 31, 2010 to ATC and Executive Jet Management pursuant to the foregoing arrangements as a component of selling, general and administrative expenses.

The Azoff Trust is a party to the Amended and Restated Stockholders’ Agreement of Front Line (the “Front Line Stockholders’ Agreement”). The Front Line Stockholders’ Agreement governs certain matters related to Front Line and the ownership of securities of Front Line. Under the Front Line Stockholders’ Agreement, the Azoff Trust has the right to designate two of the seven members of the Front Line board of directors, the Ticketmaster parties have the right to designate four of the seven members of the Front Line board of directors and the other noncontrolling interest holder has the right to designate the remaining director. Under the Front Line Stockholders’ Agreement, specified corporate transactions require the approval of both a majority of the directors designated by the Ticketmaster parties and a majority of the directors designated by the Azoff Trust and the other noncontrolling interest holder. The Front Line Stockholders’ Agreement contains certain restrictions on transfer of shares of stock of Front Line, as well as a right of first refusal to Front Line and then to other stockholders of Front Line in the event of certain proposed sales of Front Line stock by stockholders of Front Line and a tag-along right allowing the Azoff Trust to participate in certain sales of Front Line stock by certain stockholders of Front Line, as defined in the agreement.

In connection with Ticketmaster entering into the Merger Agreement, Ticketmaster entered into a letter agreement with Mr. Azoff, pursuant to which Ticketmaster agreed, upon consummation of the Merger, to amend the Front Line Stockholders’ Agreement such that the Azoff Trust would have a put right that would allow the trust to sell 100% of its shares and stock options to Live Nation at fair value, at any time during the 60-day period following October 29, 2014. Upon consummation of the Merger, Ticketmaster amended the Stockholders’ Agreement under the terms of the letter agreement with Mr. Azoff. Similarly, Live Nation has a call right, exercisable during the same period as the Azoff Trust’s put right, to purchase all (but not less than all) of the trust’s Front Line shares and stock options. The Front Line Stockholders’ Agreement also provides that, as soon as reasonably practicable after the end of each fiscal year of Front Line, Front Line will pay an annual pro rata dividend to the stockholders consisting of all of Front Line’s Excess Cash (as defined in the agreement).

In March 2010, the board of directors of Front Line declared a dividend in the amount of $115.74844 per share of Front Line common stock payable in cash to the holders of record of Front Line common stock. This dividend totaled $20.6 million and was paid in March 2010. The Azoff Trust received a pro rata portion of this dividend totaling $3.0 million with respect to the 25,918.276 shares of Front Line common stock held by the trust. Mr. Azoff, pursuant to the terms of a restricted share grant agreement, also may be entitled to certain gross-up payments from Front Line associated with distributions made on the unvested portion of his restricted Front Line common shares for the difference between ordinary income and capital gains tax treatment. Such payments to Mr. Azoff were $0.7 million related to the March 2010 Front Line dividend. The amount of the pro rata dividend paid to the Company was $15.0 million. Prior to the payment of the dividend, FLMG made a loan to Front Line in the amount of $21.3 million, evidenced by a promissory note from Front Line to FLMG with a principal amount of $21.3 million and bearing interest at a rate of 4.5%, payable no later than November 30, 2010. A portion of the proceeds from the note was used, together with cash on hand at Front Line, to pay the dividend.

Other Related Parties

During the three months ended March 31, 2010 and 2009, the Company paid $6.9 million and $6.6 million, respectively, in connection with an acquisition of a company owned by various members of management of the Company’s subsidiaries. The acquired company held the lease of a venue.

During the three months ended March 31, 2009, the Company received $10.0 million as a deposit for the future sale of an interest in three venues to an entity partially owned by an employee of one of the Company’s subsidiaries.

The Company conducts certain transactions in the ordinary course of business with companies that are owned, in part or in total, by various members of management of the Company’s subsidiaries or companies over which the Company has significant influence. These transactions primarily relate to venue rentals, concession services, equipment rentals, ticketing, marketing and other services and reimbursement of certain costs. The following table sets forth expenses incurred and revenue earned from these companies for services rendered or provided in relation to these business ventures.

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Other related parties revenue	$363	$860
Other related parties expenses	$6,397	$3,672

None of these transactions were with directors or executive officers of the Company.

NOTE 10 — INCOME TAXES

The Company customarily calculates interim effective tax rates in accordance with ASC topic 740, Income Taxes (“ASC 740”). As required by ASC 740, the Company applies the estimated annual effective tax rate to year-to-date pretax income (or loss) at the end of each interim period to compute a year-to-date tax expense (or benefit). ASC 740 requires departure from customary effective tax rate computations when losses incurred within tax jurisdictions cannot be carried back and future profits associated with operations in those tax jurisdictions cannot be assured beyond any reasonable doubt. Accordingly, the Company has calculated an expected annual effective tax rate of 20% (as compared to 31% in the prior year), excluding significant, unusual or extraordinary items, for ordinary income associated with operations, which are principally outside of the United States, for which the Company currently expects to have annual taxable income. The significant decrease in the expected annual effective tax rate is driven by the change in composition of earnings in lower-taxed foreign jurisdictions, primarily driven by the acquisition of Ticketmaster. The effective tax rate has been applied to year-to-date earnings for those operations for which the Company currently expects to have taxable income. The Company has not recorded tax benefits associated with losses from operations for which future taxable income cannot be reasonably assured. As required by ASC 740, the Company also includes tax effects of significant, unusual or extraordinary items in income tax expense in the interim period in which they occur.

The net income tax benefit from continuing operations is ($15.3) million for the three months ended March 31, 2010. The components of tax expense that contributed to the net income tax benefit included state and local taxes of $0.9 million, tax reserve accruals and settlements of uncertain tax positions of ($0.9) million, income tax benefits based on the expected annual rate pertaining to losses during the quarter of ($3.4) million (which reflect an effective tax rate for those jurisdictions of 20%), withholding taxes of $1.1 million and other discrete items of ($13.0) million. Other discrete items include ($10.4) million of reversals of valuation allowances recorded against U.S. federal and state deferred tax assets driven by deferred tax attributes attributable to the acquisition of Ticketmaster and ($1.7) million related to impairment charges.

As of March 31, 2010 and December 31, 2009, the Company had unrecognized tax benefits of approximately $8.8 million and $4.1 million, respectively. During the three months ended March 31, 2010, the unrecognized tax benefits increased by approximately $5.6 million for acquired unrecognized tax benefits of Ticketmaster and decreased by approximately $0.9 million for tax reserve accruals and settlements of uncertain tax positions. If unrecognized tax benefits as of March 31, 2010 are subsequently recognized, approximately $8.3 million, net of related deferred tax assets and interest, would reduce the income tax provision from continuing operations.

The Company has U.S. federal net operating loss carry forwards that, if not used, will expire between calendar years 2010 and 2029. The amount of U.S. net operating loss carryforwards that will expire if not utilized in 2010 is $4.3 million. The Company’s federal net operating loss carry forwards are subject to statutory limitations on the amount that can be utilized in any given year.

Historically, the Company has reinvested all foreign earnings in its foreign operations. The Company currently believes all undistributed foreign earnings will be indefinitely reinvested in its foreign operations.

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

NOTE 11 — STOCKHOLDERS’ EQUITY

Common Stock

Subsequent to the Merger, each issued and outstanding share of Ticketmaster common stock was exchanged for the right to receive 1.4743728 shares of common stock of Live Nation plus cash in lieu of any fractional shares. The Merger resulted in the issuance of 84.6 million shares of common stock.

Redeemable Noncontrolling Interests

The Company acquired fair value put arrangements with respect to the common securities that represent the noncontrolling interests of certain non wholly-owned Ticketmaster subsidiaries. These put arrangements are exercisable at fair value by the counterparty outside of the control of the Company and are classified as mezzanine equity. Accordingly, to the extent the fair value of these redeemable interests exceeds the value determined by normal noncontrolling interests accounting, the value of such interests is adjusted to fair value with a corresponding adjustment to additional paid-in capital. In accordance with ASC 805, the redeemable noncontrolling interests were recorded at their fair value as of the consummation of the Merger on January 25, 2010. The currently redeemable put arrangements held by the noncontrolling interests of certain subsidiaries of Ticketmaster had an estimated redemption fair value of $2.5 million as of March 31, 2010.

Upon consummation of the Merger, the shares of Front Line common stock held by the Azoff Trust include put arrangements that are not currently redeemable as of March 31, 2010. These shares had an estimated fair value as of the Merger date of $70.2 million. As of March 31, 2010, 17,279 shares are redeemable on October 29, 2011 and 10,542 shares are redeemable on October 29, 2014; these shares had estimated redemption fair values of $43.6 million and $26.6 million, respectively, as of March 31, 2010. The fair value at March 31, 2010 approximated the fair value recorded as of the date of the Merger. The carrying value of the Front Line common shares with put arrangements was $70.1 million as of March 31, 2010.

Additionally, Mr. Azoff and the Azoff Trust hold options and shares of restricted Front Line common stock that are redeemable on October 29, 2014, subject to vesting. The options and restricted Front Line common stock had a total estimated redemption fair value of $41.0 million as of March 31, 2010. From the Merger date through March 31, 2010, the Company accreted $0.9 million of the change from book value to the redemption fair value using the interest method. The carrying value of the options and restricted stock, including the recorded accretion, was $19.3 million as of March 31, 2010.

The common stock of two subsidiaries of Front Line held by noncontrolling interests also includes put arrangements. The first put arrangement does not have a determinable redemption date, but is considered to be currently redeemable based on the terms of redemption. The stock held by the noncontrolling interest had an estimated redemption value of $16.0 million as of March 31, 2010. The second put arrangement, redeemable on August 23, 2012, had an estimated redemption fair value of $11.5 million as of March 31, 2010. The fair value at March 31, 2010 approximated the fair value recorded as of the date of the Merger. The carrying value for these interests was $27.5 million as of March 31, 2010.

Noncontrolling Interests

The following table shows the reconciliation of the carrying amount of total stockholders’ equity, stockholders’ equity attributable to Live Nation Entertainment, Inc. and stockholders’ equity attributable to noncontrolling interests:

	Redeemable Noncontrolling Interests	Live Nation Entertainment, Inc. Stockholders’ Equity	Noncontrolling Interests	Comprehensive Income (Loss)	Total Stockholders’ Equity
	(in thousands)		(in thousands)
Balances at December 31, 2009	$—	$652,317	$73,124	$—	$725,441
Non-cash compensation	19	21,927	—		21,927
Common shares issued for business acquisitions	—	921,808	—		921,808
Exercise of stock options	—	2,163	—		2,163
Acquisitions	118,572	—	27,410		27,410
Fair value of redeemable noncontrolling interests adjustments	7,884	(7,884)	—		(7,884)
Cash dividends	(5,641)	—	(1,046)		(1,046)
Other	—	—	(24)		(24)
Comprehensive income (loss):
Net income (loss)	(1,320)	(111,953)	582	(111,371)	(111,371)
Realized loss on cash flow hedges	—	3,168	—	3,168	3,168
Unrealized loss on cash flow hedges	—	(994)	—	(994)	(994)
Currency translation adjustment	(105)	(46,410)	—	(46,410)	(46,410)

Total comprehensive loss				$(155,607)	(155,607)

Balances at March 31, 2010	$119,409	$1,434,142	$100,046		$1,534,188

For certain non-wholly-owned subsidiaries of Front Line, the common securities held by the noncontrolling interests do not include put arrangements exercisable outside of the control of the Company. The noncontrolling interests that do not include such put arrangements are recorded in equity, separate from the Company’s own equity. In accordance with ASC 805, the noncontrolling interests were recorded at their fair value as of the consummation of the Merger.

Earnings per Share

The Company computes net income per common share under the two-class method in accordance with ASC topic 260, Earnings per Share. Under the provisions of ASC topic 260, basic net income per common share is computed by dividing the net income applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income per common share adjusts basic net income per common share for the effects of stock options, restricted stock and other potentially dilutive financial instruments only in the periods in which such effect is dilutive. The Company’s $220 million of 2.875% convertible notes are considered in the calculation of diluted net income per common share, if dilutive. Dilutive securities at March 31, 2010 include 231,982 shares of unvested restricted stock that are entitled to participate in dividends declared on common stock as if the shares were fully vested. As a result, for purposes of calculating basic earnings per common share, income attributable to unvested restricted stockholders is excluded from net income. Beginning with grants in January 2010, unvested restricted stockholders are no longer entitled to participate in dividends declared on common stock. As the Company has a net loss for the three months ended March 31, 2010, no loss has been allocated to the unvested restricted stockholders.

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended March 31,
	2010	2009
	(in thousands, except for per share data)
Net loss attributable to Live Nation Entertainment, Inc.	$(111,953)	$(102,707)
Less income from discontinued operations, net of tax	303	(2,964)
Less income from continuing operations allocated to participating securities	—	—

Net loss from continuing operations allocated to common stockholders - basic	(111,650)	(105,671)
Effect of dilutive securities:
2.875% convertible senior notes	—	—
Securities of subsidiaries	—	—
Less income from continuing operations allocated to participating securities	—	—

Net loss from continuing operations allocated to common stockholder - diluted	$(111,650)	$(105,671)

Weighted average common shares - basic	146,301	79,602
Effect of dilutive securities:
Stock options, restricted stock and warrants	—	—
2.875% convertible senior notes	—	—

Weighted average common shares - diluted	146,301	79,602

Basic and diluted net loss from continuing operations per common share	$(0.76)	$(1.33)

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

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Options to purchase shares of common stock	21,317	4,804
Restricted stock awards and units-unvested	4,217	956
Warrants	500	500
Conversion shares related to 2.875% convertible senior notes	8,105	8,105

Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	34,139	14,365

NOTE 12 — STOCK-BASED COMPENSATION

The following is a summary of the stock-based compensation expense recorded by the Company during the respective periods:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Selling, general and administrative expenses	$8,998	$1,131
Corporate expenses	13,111	2,508

Total non-cash compensation expense from continuing operations	$22,109	$3,639

In January 2010, the Company granted 2.8 million shares of restricted stock to certain employees subsequent to the Merger date, of which 0.2 million were performance-based awards and 0.4 million will vest based on achieving a specified stock price. Also in January 2010, the Company registered an additional 4.9 million shares to service the Live Nation stock incentive plan, 1.5 million shares to service the Live Nation stock bonus plan and 16.7 million shares to service the Ticketmaster stock and annual incentive plan.

Upon the Merger, the Company issued replacement awards of 1.5 million shares of restricted Live Nation common stock with a guaranteed minimum value of $15.0 million when the awards cliff vest in 2013. Stock-based compensation of $0.6 million related to the restricted Live Nation common stock was recorded from the Merger date until March 31, 2010 as a component of selling, general and administrative expenses.

As part of the Merger Agreement, all Ticketmaster stock options, restricted stock awards, restricted stock units and performance stock units that were outstanding immediately before the Merger were exchanged for Live Nation stock options, restricted stock awards, restricted stock units, and performance stock units. The Live Nation awards have the same vesting periods, terms and conditions as the previous Ticketmaster awards, with the exception of the Live Nation restricted stock award held by the Azoff Trust which now has a guaranteed minimum value of $15.0 million at the end of the vesting term described above. In connection with the Merger, outstanding awards held by employees and directors of Ticketmaster were exchanged based on the final exchange ratio of 1.4743728 for 13.0 million stock options, 1.5 million shares of restricted stock and 0.9 million restricted stock units and performance stock units. Outstanding awards held by IAC employees or consultants of Ticketmaster were exchanged for 2.5 million stock options and 0.2 million restricted stock units. The stock-based awards issued by Front Line were not exchanged or modified as a result of the Merger. As discussed in Note 3, the value of these awards which related to services already rendered as of the date of the Merger was included as part of the consideration transferred.

As part of the Merger, a note was issued to the Azoff Trust replacing the Azoff Trust’s shares of Ticketmaster’s series A convertible redeemable preferred stock (the “Preferred Stock”). The note accrues interest equal to 3.00% of the outstanding principal balance. Subject to Mr. Azoff’s continued employment with the Company as a senior executive officer or as a senior executive with Front Line, the note vests on the first day of each month commencing on February 1, 2010 through and including October 1, 2013 (each such date, a “Vesting Date”). With the exception of the first installment of $1.7 million due on February 1, 2010, the note is payable in equal monthly installments of $0.8 million due on each of the remaining Vesting Dates. In the event of a termination of Mr. Azoff’s employment with the Company without cause or for good reason or due to death or disability, the note immediately will vest and the balance of the note will be due and paid in a cash lump sum. Upon any other termination of Mr. Azoff’s employment, the Azoff Trust will forfeit the balance of the note. From the date of the Merger through March 31, 2010, the Company expensed $1.1 million related to these payments in selling, general and administrative expenses.

The Company accounts for the note in accordance with the guidance for stock-based compensation as the issuance of the note is considered a modification of the Preferred Stock previously granted to the Azoff Trust, which had been accounted for as a share-based award. Because the Preferred Stock was exchanged for the note in connection with the Merger, in accordance with the guidance for business combinations, the Company recorded the initial carrying value of the note as $14.4 million in other current and other long-term liabilities. This amount is equal to the fair value of the note of $34.6 million, as determined by the Company, multiplied by the ratio of the pre-combination service period to the total service period. The Company will recognize a total of $24.0 million of stock-based compensation expense, which is the difference between the total cash payments due under the note of $38.4 million and the initial carrying value of $14.4 million, on a straight-line basis over the remaining service period ending October 1, 2013.

The Company accelerated the vesting of 1.0 million shares of unvested outstanding share-based equity awards granted to certain employees of Ticketmaster effective upon termination, all of which had been converted to Live Nation equity awards in the Merger. The Company also accelerated 1.1 million shares of unvested outstanding share-based equity awards as a result of the Merger based on employment contract ‘change in control’ provisions for certain employees. As a result of these accelerations, the Company recognized $13.5 million of stock-based compensation expense in the three months ended March 31, 2010. Of this amount, $8.3 million was recorded in corporate expenses and $5.2 million was recorded in selling, general and administrative expenses.

NOTE 13 — SEGMENT DATA

As a result of the Merger, the Company reorganized its business units and the way in which these businesses are assessed and therefore changed its reportable segments to Concerts, Artist Nation, Ticketing, Sponsorship and E-Commerce.

The Concerts segment involves the promotion of live music events globally in the Company’s owned and/or operated venues and in rented third-party venues, the production of music festivals and the operation and management of music venues. The Artist Nation segment provides management services to artists and other services including merchandise, artist fan sites and VIP tickets. The Ticketing segment principally involves the management of the Company’s ticketing operations. The Sponsorship segment manages the development of strategic sponsorship programs in addition to the sale of national and local sponsorships and placement of advertising including signage and promotional programs. The E-Commerce segment provides online access for customers relating to ticket sales and event information and is responsible for the Company’s primary websites, www.livenation.com and www.ticketmaster.com. The Company’s U.K. theatrical business was sold in October 2009. It was previously included in other operations and is now reported as discontinued operations.

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

The Company manages its working capital on a consolidated basis. Accordingly, segment assets are not reported to, or used by, the Company’s management to allocate resources to or assess performance of the segments, and therefore, total segment assets have not been disclosed.

	Concerts	Artist Nation	Ticketing	Sponsorship	E-Commerce	Other	Corporate	Eliminations	Consolidated
	(in thousands)
Three Months Ended March 31, 2010
Revenue	$408,109	$69,449	$208,865	$21,237	$18,084	$940	$—	$(3,731)	$722,953
Direct operating expenses	327,776	49,324	103,054	6,134	2,250	—	346	(3,731)	485,153
Selling, general and administrative expenses	124,847	20,844	69,519	6,919	8,390	752	—	—	231,271
Depreciation and amortization	28,403	7,923	19,549	59	2,653	5	727	—	59,319
Loss (gain) on sale of operating assets	13	—	4,559	6	—	(7)	—	—	4,571
Corporate expenses	—	—	—	—	—	—	37,124	—	37,124
Acquisition transaction expenses	(16)	—	—	—	—	—	9,033	—	9,017

Operating income (loss)	$(72,914)	$(8,642)	$12,184	$8,119	$4,791	$190	$(47,230)	$—	$(103,502)

Intersegment revenue	$2,498	$1,223	$—	$10	$—	$—	$—	$—	$3,731
Capital expenditures	$3,799	$4	$6,410	$2	$240	$12	$1,496	$—	$11,963

Three Months Ended March 31, 2009
Revenue	$413,174	$41,752	$8,977	$19,220	$1,772	$1,232	$—	$(1,215)	$484,912
Direct operating expenses	328,821	32,641	4,975	7,984	343	1	(490)	(1,215)	373,060
Selling, general and administrative expenses	112,417	10,346	7,073	5,474	4,553	1,039	—	—	140,902
Depreciation and amortization	34,486	2,958	2,853	53	1,379	68	286	—	42,083
Loss (gain) on sale of operating assets	(273)	9	—	—	—	—	—	—	(264)
Corporate expenses	—	—	—	—	—	—	13,532	—	13,532
Acquisition transaction expenses	129	—	—	—	—	—	3,729	—	3,858

Operating income (loss)	$(62,406)	$(4,202)	$(5,924)	$5,709	$(4,503)	$124	$(17,057)	$—	$(88,259)

Intersegment revenue	$—	$1,215	$—	$—	$—	$—	$—	$—	$1,215
Capital expenditures	$8,560	$256	$2,843	$12	$662	$230	$72	$—	$12,635

NOTE 14 — SUBSEQUENT EVENTS

In April 2010, the Company acquired the remaining 49% interest in Live Nation – Haymon Ventures, LLC which promotes urban events in North America.

In May 2010, the Company issued $250 million of 8.125% senior notes due 2018. Interest on the notes is payable semiannually on May 15 and November 15 of each year, beginning on November 15, 2010, and the notes will mature on May 15, 2018. The Company may redeem some or all of the notes at any time prior to May 15, 2014 at a price equal to 100% of the principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium using a discount rate equal to the Treasury Rate plus 50 basis points. The Company may also redeem up to 35% of the notes from the proceeds of certain equity offerings prior to May 15, 2013, at a price equal to 108.125% of their principal amount, plus any accrued and unpaid interest. In addition, on or after May 15, 2014, the Company may redeem some or all of the notes at any time at redemption prices that start at 104.063% of their aggregate principal amount. The Company is required to offer to purchase the notes at 101% of their aggregate principal amount, plus accrued interest to the repurchase date, if it experiences specific kinds of changes in control.

In addition, also in May 2010, the Company replaced its existing senior secured credit facilities, including the Ticketmaster senior secured credit facility, by entering into a Credit Agreement dated as of May 6, 2010 that provides for $1.2 billion in credit facilities. As a result, the Company will record a loss on extinguishment of debt of approximately $21.0 million during the second quarter of 2010. This new senior secured credit facility consists of (i) a $100 million term loan A with a maturity of five and one-half years, (ii) an $800 million term loan B with a maturity of six and one-half years and (iii) a $300 million revolving credit facility with a maturity of five years. In addition, subject to certain conditions, the Company has the right to increase such facilities by up to $300 million in the aggregate. The five-year revolving credit facility provides for borrowings up to the amount of the facility with sublimits of up to (i) $150 million to be available for the issuance of letters of credit, (ii) $50 million to be available for swingline loans and (iii) $100 million to be available for borrowings in foreign currencies.

The interest rates per annum applicable to loans under the senior secured credit facility are, at the Company’s option, equal to either a LIBOR rate plus 3.0% or a base rate plus 2.0%, subject to stepdowns based on the Company’s leverage ratio. The interest rate for the term loan B is subject to a LIBOR floor of 1.5% and a base rate floor of 2.5%. The Company is required to pay a commitment fee of 0.5% per year on the undrawn portion available under the revolving credit facility and variable fees on outstanding letters of credit.

During the first five and one-quarter years after the closing date, the Company will be required to make quarterly payments on the term loan A at a rate ranging from 5% of the original principal amount in the first year of the facility to 40% in the last half-year of the facility. During the first six and one-quarter years after the closing date, the Company will be required to make quarterly amortization payments on the term loan B at a rate of 0.25% of the original principal amount thereof. The Company is also required to make mandatory prepayments of the loans under the Credit Agreement, subject to specified exceptions, from excess cash flow, and with the proceeds of asset sales, debt issuances and specified other events.

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

Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth below under Item 1A.—Risk Factors, as well as other factors described herein or in our annual, quarterly and other reports we file with the SEC (collectively, cautionary statements). Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. We do not intend to update these forward-looking statements, except as required by applicable law.

Executive Overview

In January 2010, we completed our merger with Ticketmaster Entertainment which we believe will allow the combined company to capitalize on strategic advantages and other opportunities created by combining a global concert business, global ticketing operations and an artist management company, including lowering costs and developing new distribution platforms and new revenue streams (through sponsorships and increased sales and distribution opportunities, among others). The Merger has produced a vertically integrated combined company that we believe will be positioned to address the challenges of serving artists and fans better through improved ticketing options.

During the first quarter, we have focused primarily on beginning the process of integrating the two companies in order to ensure that we meet the synergy targets we have set for the year, while we continue to maintain discipline in running our ongoing operations. Key highlights from the quarter include:

•	As required by our agreement with the regulatory authorities, we sold Paciolan to Comcast on March 5, 2010.

•	We have transitioned the majority of Live Nation tickets in our owned and/or operated venues in North America from our ticketing platform back to the Ticketmaster Host platform.

•	Ticketmaster sold almost 23 million tickets during the period since the completion of the Merger.

Our History

We were incorporated in Delaware on August 2, 2005 in preparation for the spin-off of substantially all of Clear Channel’s entertainment assets and liabilities. The Separation was completed on December 21, 2005, at which point we became a publicly traded company on the New York Stock Exchange trading under the symbol “LYV”.

Our Merger with Ticketmaster

On January 25, 2010, we and Ticketmaster completed our Merger following the receipt of regulatory clearances from the DOJ and the Canadian Bureau of Competition (having previously received clearance from all other government authorities required under the Merger Agreement), and the approval of Live Nation and Ticketmaster stockholders. As part of the Merger, Ticketmaster stockholders received 1.4743728 shares of Live Nation common stock for each share of Ticketmaster common stock they owned. Effective on the date of the Merger, Ticketmaster became a wholly-owned subsidiary of Live Nation named Ticketmaster Entertainment LLC and Live Nation, Inc. changed its name to Live Nation Entertainment, Inc. On January 28, 2010, Live Nation and Ticketmaster received notice from the U.K. Competition Commission that it would re-open its investigation of the Merger in response to an appeal filed by CTS. The Commission completed their review and unconditionally reaffirmed the Merger in May 2010.

Under the terms of the agreement reached with the DOJ, Live Nation and Ticketmaster agreed to divest our ticketing subsidiary, Paciolan, and to license the Ticketmaster Host technology to AEG, as well as to other terms intended to protect competitive conditions in ticketing and promotions. In March 2010, the Company entered into an agreement with Comcast whereby Comcast agreed to purchase 100% of the issued and outstanding shares of common stock of Paciolan.

Segment Overview

In 2009, our reportable operating segments were North American Music, International Music and Ticketing. In 2010, subsequent to the Merger, we reorganized our business units and the way in which these businesses are assessed and therefore changed our reportable segments to Concerts, Artist Nation, Ticketing, Sponsorship and E-Commerce. Our businesses formerly reported as North American Music and International Music are now allocated primarily to the Concerts segment with a portion allocated to our Sponsorship segment. The Artist Nation segment is primarily made up of Ticketmaster’s artist management business and our artist services business which was previously reported as a component of the North American Music segment. Our remaining business formerly reported as Ticketing remains in the Ticketing segment in 2010 with the exception of the allocation to our E-Commerce segment. These changes have been made to be consistent with the way we are now managing the business after our merger with Ticketmaster.

The segment results for all periods presented have been reclassified to conform to the current year presentation.

Concerts

Our Concerts segment principally involves the global promotion of live music events in our owned and/or operated venues and in rented third-party venues, the operation and management of music venues and the production of music festivals across the world. While our Concerts segment operates year-round, we experience higher revenue during the second and third quarters due to the seasonal nature of shows at our outdoor amphitheaters and festivals, which primarily occur May through September.

To judge the health of our Concerts segment, we primarily monitor the number of confirmed events in our network of owned and/or operated and third-party venues, talent fees, average paid attendance, total revenue per fan and advance ticket sales. In addition, at our owned and/or operated venues, we monitor attendance, ancillary revenue per fan and premium seat sales. For business that is conducted in foreign markets, we look at the operating results from our foreign operations on a constant dollar basis.

Artist Nation

The Artist Nation segment primarily provides management services to music recording artists in exchange for a commission on the earnings of these artists. Our Artist Nation segment also sells merchandise associated with musical artists at live musical performances, to retailers, and directly to consumers via the internet and also provides other services to artists. Revenue earned from our Artist Nation segment is impacted to a large degree by the touring schedules of the artists we represent. Generally, we experience higher revenue during the second and third quarters as the period from May through September tends to be a popular time for touring events.

To judge the health of our Artist Nation segment, we primarily review the average annual earnings of each artist represented, commissions earned by individual managers, planned album releases and future touring schedules.

Ticketing

The Ticketing segment is primarily an agency business that sells tickets for events on behalf of our clients and retains a convenience charge and order processing fee for our services. We sell tickets through a combination of websites, telephone services and ticket outlets. Our ticketing sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon scheduling by its clients. Generally, the first and second quarters of the year experience the highest domestic ticketing revenue, earned primarily in the concerts and sports categories. Generally international ticketing revenue is highest in the fourth quarter of the year, earned primarily in the concerts category.

To judge the health of our Ticketing segment, we primarily review the number of tickets sold through our ticketing operations, the percentage of visitors to our websites that buy tickets, the number of clients and the average royalty rate paid to clients who use our ticketing services.

Sponsorship

Our Sponsorship segment employs a sales force that creates and maintains relationships with sponsors, through a combination of strategic, international, national and local opportunities for corporations to reach customers through our concert, venue, artist relationship and ticketing assets.

To judge the health of our Sponsorship segment, we primarily review the number of sponsors, the average revenue per sponsor and the total revenue generated through sponsorship arrangements.

E-Commerce

Our E-Commerce segment manages our online, or E-Commerce, activities including enhancements to our websites, execution of paperless tickets, bundling product offerings and online advertising at our websites. Through our websites, we sell tickets to our own events as well as tickets for our ticketing services clients and disseminate event and related merchandise information online. This segment records a fee per ticket that is paid to it by the Ticketing segment on every ticket sold online via www.ticketmaster.com in the United States and Canada.

To judge the health of our E-Commerce segment, we primarily review the number of unique visitors to our websites, the overall number of customers in our database and the online revenue received from sponsors advertising on our websites.

Consolidated Results of Operations

	Three Months Ended March 31,
	2010	2009	% Change
	(in thousands)
Revenue	$722,953	$484,912	49%
Operating expenses:
Direct operating expenses	485,153	373,060	30%
Selling, general and administrative expenses	231,271	140,902	64%
Depreciation and amortization	59,319	42,083	41%
Loss (gain) on sale of operating assets	4,571	(264)	*
Corporate expenses	37,124	13,532	*
Acquisition transaction expenses	9,017	3,858	*

Operating loss	(103,502)	(88,259)	17%
Operating margin	(14.3)%	(18.2)%

Interest expense	26,505	17,255
Interest income	(674)	(990)
Equity in earnings of nonconsolidated affiliates	(547)	(183)
Other expense (income) - net	(1,068)	1,694

Loss from continuing operations before income taxes	(127,718)	(106,035)
Income tax expense (benefit):
Current	(1,842)	1,699
Deferred	(13,488)	(1,613)

Loss from continuing operations	(112,388)	(106,121)
Income (loss) from discontinued operations, net of tax	(303)	2,964

Net loss	112,691	(103,157)
Net loss attributable to noncontrolling interests	(738)	(450)

Net loss attributable to Live Nation Entertainment, Inc.	$(111,953)	$(102,707)

Note:	Non-cash compensation expense of $13.1 million and $1.9 million is included in corporate expenses and $9.3 million and $1.2 million is included in selling, general and administrative expenses for the three months ended March 31, 2010 and 2009, respectively. No non-cash compensation expense is included in discontinued operations for the three months ended March 31, 2010 and 2009.

*	Percentages are not meaningful.

Key Operating Metrics

	Three Months Ended March 31,
	2010		2009
Concerts
Estimated Events:
Owned and/or operated amphitheaters	5		20
All other promotions
North America	1,754		1,792
International	813		856
Third-party rentals at our owned and/or operated venues
North America	1,154		1,112
International	741		671

Total estimated events	4,467		4,451

Estimated Attendance (rounded):
Owned and/or operated amphitheaters	26,000		75,000
All other promotions
North America	3,566,000		3,550,000
International	1,641,000		2,042,000
Third-party rentals at our owned and/or operated venues
North America	395,000		467,000
International	1,207,000		920,000

Total estimated attendance	6,835,000		7,054,000

Total Concerts revenue per attendee	$59.71		$58.57
Sponsorship
Estimated number of sponsors	375		304
Sponsorship revenue recognized (in thousands)	$21,237		$19,220
Estimated average sponsorship dollars per sponsor (rounded)	$57,000		$63,000
Ticketing
Number of tickets sold (in thousands):
Concerts	13,123	52%	3,424	100%
Sports	4,804	19%	—	—
Arts & theater	3,605	14%	—	—
Family	2,784	11%	—	—
Other	827	4%	—	—

	25,143		3,424

Gross value of tickets sold (in thousands):
Concerts	$909,922		$245,825
Sports	215,040		—
Arts & theater	186,372		—
Family	122,553		—
Other	71,460		—

	$1,505,347		$245,825

Note:	Events generally represent a single performance by an artist for both promotions and third-party rentals. Attendance generally represents the number of fans who were present at an event. Festivals are counted as one event in the quarter in which the festival begins but attendance is split over the days of the festival and can be split between quarters. Events and attendance metrics are estimated each quarter. Adjustments to previously reported quarters, if any, are only included in the year-to-date events and attendance metrics.

Promotions listed above include events in our owned and/or operated venues as well as events we promote in third-party venues. Excluded from the table above are events and attendance that occurred in our United Kingdom theatrical business that was sold in October 2009.

The number and gross value of tickets sold are inclusive of primary and secondary tickets.

Revenue

Our revenue increased $238.0 million, or 49%, during the three months ended March 31, 2010 as compared to the same period of the prior year. Excluding the increases of approximately $18.0 million related to the impact of changes in foreign exchange rates, revenue increased $220.0 million, or 45%. Overall increases in revenue were primarily due to an increase in our Ticketing and Artist Nation segments of $199.9 million and $27.7 million, respectively. These overall increases are primarily driven by the incorporation of the Ticketmaster results after the completion of the Merger.

More detailed explanations of these changes are included in the applicable segment discussions below.

Direct operating expenses

Our direct operating expenses increased $112.1 million, or 30%, during the three months ended March 31, 2010 as compared to the same period of the prior year. Excluding the increases of approximately $14.1 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $98.0 million, or 20%. Overall increases in direct operating expenses were primarily due to increases in our Ticketing and Artist Nation segments of $98.1 million and $16.7 million, respectively, partially offset by decreases in our Concerts segment of $1.0 million. These overall increases are primarily driven by the incorporation of the Ticketmaster results after the completion of the Merger.

Direct operating expenses include artist fees, ticketing client royalties, show-related marketing and advertising expenses along with other costs.

More detailed explanations of these changes are included in the applicable segment discussions below.

Selling, general and administrative expenses

Our selling, general and administrative expenses increased $90.4 million, or 64%, during the three months ended March 31, 2010 as compared to the same period of the prior year. Excluding the increases of approximately $3.7 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $86.7 million, or 62%. Overall selling, general and administrative expenses increased primarily due to increases in our Ticketing, Concerts and Artist Nation segments of $62.4 million, $12.4 million and $10.5 million, respectively. These overall increases are primarily driven by the incorporation of the Ticketmaster results after the completion of the Merger.

Selling, general and administrative expenses for 2010 include $4.4 million of severance cost associated with the reorganization of our business units subsequent to the Merger, primarily in the Ticketing segment.

More detailed explanations of these changes are included in the applicable segment discussions below.

Depreciation and amortization

Our depreciation and amortization expense increased $17.2 million, or 41%, during the three months ended March 31, 2010 as compared to the same period of the prior year. Excluding the increases of approximately $0.6 million related to the impact of changes in foreign exchange rates, depreciation and amortization expense increased $16.6 million, or 39%. Overall depreciation and amortization expense increased primarily due to an increase in depreciation and amortization in our Ticketing segment of $16.7 million. These overall increases are primarily driven by the incorporation of the Ticketmaster results after the completion of the Merger.

More detailed explanations of these changes are included in the applicable segment discussions below.

Loss (gain) on sale of operating assets

The loss on sale of operating assets for the three months ended March 31, 2010 was $4.6 million primarily due to the $4.5 million loss resulting from our sale of Paciolan in the first quarter of 2010.

Corporate expenses

Corporate expenses increased $23.6 million during the three months ended March 31, 2010 as compared to the same period of the prior year primarily due to $11.2 million of incremental non-cash compensation expense primarily associated with equity awards exchanged and accelerated in connection with the Merger, $4.1 million of severance cost associated with the reorganization of our business units subsequent to the Merger and $8.2 million in incremental corporate expenses related to the Merger with Ticketmaster.

Acquisition transaction expenses

Acquisition transaction expenses increased $5.2 million during the three months ended March 31, 2010 as compared to the same period of the prior year primarily due to costs associated with the Merger.

Interest expense

Interest expense increased $9.3 million, or 54%, during the three months ended March 31, 2010 as compared to the same period of the prior year primarily due to higher debt balances and higher average interest rates.

Our debt balances and weighted average cost of debt, including redeemable preferred stock and excluding the debt discount on convertible notes and the debt premium on the 10.75% senior notes, were $1.6 billion and 6.80%, respectively, at March 31, 2010 and $899.8 million and 5.47%, respectively at March 31, 2009.

Income Taxes

We customarily calculate interim effective tax rates in accordance with ASC topic 740, Income Taxes, or ASC 740. As required by ASC 740, we apply the estimated annual effective tax rate to year-to-date pretax income (or loss) at the end of each interim period to compute a year-to-date tax expense (or benefit). ASC 740 requires departure from customary effective tax rate computations when losses incurred within tax jurisdictions cannot be carried back and future profits associated with operations in those tax jurisdictions cannot be assured beyond any reasonable doubt. Accordingly, we have calculated an expected annual effective tax rate of 20% (as compared to 31% in the prior year), excluding significant, unusual or extraordinary items, for ordinary income associated with operations, which are principally outside of the United States, for which we currently expect to have annual taxable income. The significant decrease in the expected annual effective tax rate is driven by the change in composition of earnings in lower-taxed foreign jurisdictions, primarily driven by the acquisition of Ticketmaster. The effective tax rate has been applied to year-to-date earnings for those operations for which we currently expect to have taxable income. We have not recorded tax benefits associated with losses from operations for which future taxable income cannot be reasonably assured. As required by ASC 740, we also include tax effects of significant, unusual or extraordinary items in income tax expense in the interim period in which they occur.

The net income tax benefit from continuing operations is ($15.3) million for the three months ended March 31, 2010. The components of tax expense that contributed to the net tax benefit included state and local taxes of $0.9 million, tax reserve accruals and settlements of uncertain tax positions of ($0.9) million, income taxes benefits based on the expected annual rate pertaining to losses during the quarter of ($3.4) million (which reflect an effective tax rate for those jurisdictions of 20%), withholding taxes of $1.1 million and other discrete items of ($13.0) million. Other discrete items include ($10.4) million of reversals of valuation allowances recorded against U.S. federal and state deferred tax assets driven by deferred tax attributes attributable to the acquisition of Ticketmaster and ($1.7) million related to impairment charges.

As of March 31, 2010 and December 31, 2009, we had unrecognized tax benefits of approximately $8.8 million and $4.1 million, respectively. During the three months ended March 31, 2010, the unrecognized tax benefits increased by approximately $5.6 million for acquired unrecognized tax benefits of Ticketmaster and decreased by approximately $0.9 million for tax reserve accruals and settlements of uncertain tax positions. If unrecognized tax benefits as of March 31, 2010 are subsequently recognized, approximately $8.3 million, net of related deferred tax assets and interest, would reduce the income tax provision from continuing operations.

We have U.S. federal net operating loss carry forwards that, if not used, will expire between calendar years 2010 and 2029. The amounts of net operating loss carry forwards that will expire in 2010 if not used is $4.3 million.

Discontinued Operations

In October 2009, we sold our remaining theatrical venues and operations in the United Kingdom for a gross sales price of approximately $148.7 million to The Ambassador Theatre Group Limited. After fees, expenses, an adjustment to replace the show cash of the theatrical business that was previously removed from the operations and utilized by us and a working capital adjustment, we received approximately $111.3 million of net proceeds. The sale of the U.K. theatrical business resulted in a tax-free gain of $56.6 million in the fourth quarter of 2009. In 2010, we reported an additional $0.3 million of expense.

Concerts Results of Operations

Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2010	2009
	(in thousands)
Revenue	$408,109	$413,174	(1)%
Direct operating expenses	327,776	328,821	(0)%
Selling, general and administrative expenses	124,847	112,417	11%
Depreciation and amortization	28,403	34,486	(18)%
Loss (gain) on sale of operating assets	13	(273)	*
Acquisition transaction expenses	(16)	129	*

Operating loss	$(72,914)	$(62,406)	17%

Operating margin	(17.9)%	(15.1)%

Adjusted operating loss **	$(42,504)	$(27,382)	55%

*	Percentages are not meaningful.
**	Adjusted operating income (loss) is discussed in more detail and reconciled to operating income (loss) below.

Three Months

Concerts revenue decreased $5.1 million, or 1%, during the three months ended March 31, 2010 as compared to the same period of the prior year. Excluding the increase of $16.7 million related to the impact of changes in foreign exchange rates, revenue decreased $21.8 million, or 5%, primarily due to an overall decrease in the number of events and attendance for amphitheaters, arena shows and clubs along with reduction in revenue of $3.8 million related to the effect of our divestiture of two theaters and a club in September 2009. Offsetting these decreases was an increase in revenue of $4.5 million related to our acquisitions of Brand New Live in February 2009, Tecjet in March 2009 and Parcolimpico in November 2009.

Concerts direct operating expenses decreased $1.0 million during the three months ended March 31, 2010 as compared to the same period of the prior year. Excluding the increase of $13.4 million related to the impact of changes in foreign exchange rates, direct operating expenses decreased $14.4 million, or 4%, primarily due to lower expenses associated with the decreased number of events for amphitheaters, arenas and clubs along with $2.1 million less expense related to the divestiture noted above. Partially offsetting these decreases were incremental direct operating expenses of $1.0 million related to the acquisitions noted above and a $13.4 million allowance recorded related to certain artist advances.

Concerts selling, general and administrative expenses increased $12.4 million, or 11%, during the three months ended March 31, 2010 as compared to the same period of the prior year. Excluding the increase of $3.6 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $8.8 million, or 8%, primarily due to severance expense of $1.0 million resulting from a reorganization of the division along with $2.7 million incremental expense related to the acquisitions noted above partially offset by decreases in selling, general and administrative expenses of $1.1 million relating to the divestiture noted above.

Concerts depreciation and amortization expense decreased $6.1 million, or 18%, during the three months ended March 31, 2010 as compared to the same period of the prior year primarily due to an impairment of $7.7 million recorded during 2009 related to two theaters and a club.

The increase in operating loss for Concerts was primarily related to the allowance recorded related to certain artist advances as discussed above and a slight decline in show results.

Artist Nation Results of Operations

Our Artist Nation segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2010	2009
	(in thousands)
Revenue	$69,449	$41,752	66%
Direct operating expenses	49,324	32,641	51%
Selling, general and administrative expenses	20,844	10,346	*
Depreciation and amortization	7,923	2,958	*
Loss on sale of operating assets	—	9	*

Operating loss	$(8,642)	$(4,202)	*

Operating margin	(12.4)%	(10.1)%

Adjusted operating loss **	$762	$(934)	*

*	Percentages are not meaningful.
**	Adjusted operating income (loss) is discussed in more detail and reconciled to operating income (loss) below.

Three Months

Artist Nation revenue increased $27.7 million, or 66%, during the three months ended March 31, 2010 as compared to the same period of the prior year primarily due to incremental revenue of $26.4 million related to our Merger with Ticketmaster.

Artist Nation direct operating expenses increased $16.7 million during the three months ended March 31, 2010 as compared to the same period of the prior year primarily due to incremental direct operating expenses of $15.6 million related to our Merger with Ticketmaster.

Artist Nation selling, general and administrative expenses increased $10.5 million during the three months ended March 31, 2010 as compared to the same period of the prior year primarily due to incremental selling, general and administrative expenses of $12.7 million related to our Merger with Ticketmaster.

Artist Nation depreciation and amortization expense increased $5.0 million during the three months ended March 31, 2010 as compared to the same period of the prior year primarily due to incremental amortization expense of $5.8 million related to definite-lived intangible assets resulting from our Merger with Ticketmaster.

Ticketing Results of Operations

Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2010	2009
	(in thousands)
Revenue	$208,865	$8,977	*
Direct operating expenses	103,054	4,975	*
Selling, general and administrative expenses	69,519	7,073	*
Depreciation and amortization	19,549	2,853	*
Loss on sale of operating assets	4,559	—	*

Operating income (loss)	$12,184	$(5,924)	*

Operating margin	5.8%	(66.0)%

Adjusted operating income (loss) **	$45,805	$(3,077)	*

*	Percentages are not meaningful.
**	Adjusted operating income (loss) is discussed in more detail and reconciled to operating income (loss) below.

Three Months

Ticketing revenue increased $199.9 million during the three months ended March 31, 2010 as compared to the same period of the prior year primarily due to the $201.3 million increase resulting from our Merger with Ticketmaster. Revenue related to ticketing service charges for events at our owned and/or operated venues is recognized as the event occurs.

Ticketing direct operating expenses increased $98.1 million during the three months ended March 31, 2010 as compared to the same period of the prior year primarily due to the $99.8 million increase resulting from our Merger with Ticketmaster.

Ticketing selling, general and administrative expenses increased $62.4 million during the three months ended March 31, 2010 as compared to the same period of the prior year primarily due to the $64.0 million increase resulting from our Merger with Ticketmaster.

Ticketing depreciation and amortization expense increased $16.7 million during the three months ended March 31, 2010 as compared to the same period of the prior year primarily due to the $12.8 million increase resulting from our Merger with Ticketmaster along with $3.4 million related to the acceleration of depreciation expense for the CTS ticketing platform assets.

Ticketing loss on sale of operating assets of $4.6 million during the three months ended March 31, 2010 is primarily due to the sale of Paciolan in March 2010.

Ticketing had operating income of $12.2 million during the three months ended March 31, 2010 as compared to an operating loss of $5.9 million during the same period of the prior year primarily due to operating income from our Merger with Ticketmaster partially offset by the loss on sale of Paciolan in the first quarter of 2010.

Sponsorship Results of Operations

Our Sponsorship segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2010	2009
	(in thousands)
Revenue	$21,237	$19,220	10%
Direct operating expenses	6,134	7,984	(23)%
Selling, general and administrative expenses	6,919	5,474	26%
Depreciation and amortization	59	53	11%
Loss on sale of operating assets	6	—	*

Operating income	$8,119	$5,709	42%

Operating margin	38.2%	29.7%

Adjusted operating income **	$8,625	$5,762	50%

*	Percentages are not meaningful.
**	Adjusted operating income (loss) is discussed in more detail and reconciled to operating income (loss) below.

Three Months

Sponsorship revenue increased $2.0 million, or 10%, during the three months ended March 31, 2010 as compared to the same period of the prior year. Excluding the increase of $1.0 million related to the impact of changes in foreign exchange rates, revenue increased $1.0 million, or 5%, primarily due to increased sponsorship revenue from new sponsors such as Microsoft and Coca-Cola which were effective in the latter part of 2009.

Sponsorship direct operating expenses decreased $1.9 million, or 23%, during the three months ended March 31, 2010. Excluding the increase of $0.4 million related to the impact of changes in foreign exchange rates, direct operating expenses decreased $2.3 million, or 28%, as compared to the same period of the prior year primarily due to decreased sponsorship-related costs.

Sponsorship selling, general and administrative expenses increased $1.4 million, or 26%, during the three months ended March 31, 2010 as compared to the same period of the prior year primarily due to increased compensation costs.

The increased operating income for Sponsorship was primarily a result of new sources of sponsorship income.

E-Commerce Results of Operations

Our E-Commerce segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2010	2009
	(in thousands)
Revenue	$18,084	$1,772	*
Direct operating expenses	2,250	343	*
Selling, general and administrative expenses	8,390	4,553	84%
Depreciation and amortization	2,653	1,379	92%

Operating income (loss)	$4,791	$(4,503)	*

Operating margin	26.5%	*

Adjusted operating income (loss) **	$7,736	$(2,908)	*

*	Percentages are not meaningful.
**	Adjusted operating income (loss) is discussed in more detail and reconciled to operating income (loss) below.

Three Months

E-Commerce revenue increased $16.3 million during the three months ended March 31, 2010 as compared to the same period of the prior year primarily due to a $15.2 million increase resulting from our Merger with Ticketmaster along with increased online sponsorship revenue from our websites.

E-Commerce direct operating expenses increased $1.9 million during the three months ended March 31, 2010 as compared to the same period of the prior year due to the $1.9 million increase resulting from our Merger with Ticketmaster.

E-Commerce selling, general and administrative expenses increased $3.8 million, or 84%, during the three months ended March 31, 2010 as compared to the same period of the prior year primarily due to the $2.9 million increase due to our Merger with Ticketmaster.

E-Commerce depreciation and amortization expense increased $1.3 million, or 92%, during the three months ended March 31, 2010 as compared to the same period of the prior year primarily due to the $1.0 million increase resulting from our Merger with Ticketmaster.

The increased operating income for E-Commerce was primarily a result of our Merger with Ticketmaster.

Reconciliation of Segment Operating Income

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Concerts	$(72,914)	$(62,406)
Artist Nation	(8,642)	(4,202)
Ticketing	12,184	(5,924)
Sponsorship	8,119	5,709
E-Commerce	4,791	(4,503)
Other	190	124
Corporate	(47,230)	(17,057)

Consolidated operating loss	$(103,502)	$(88,259)

Reconciliation of Segment Adjusted Operating Income (Loss)

AOI is a non-GAAP financial measure that we define as operating income (loss) before acquisition expenses (including merger bonuses, payments under the Azoff Trust note and merger-related severance), depreciation and amortization (including goodwill impairment), loss (gain) on sale of operating assets and non-cash compensation expense. We use AOI to evaluate the performance of its operating segments. We believe that information about AOI assists investors by allowing them to evaluate changes in the operating results of our portfolio of businesses separate from non-operational factors that affect net income, thus providing insights into both operations and the other factors that affect reported results. AOI is not calculated or presented in accordance with GAAP. A limitation of the use of AOI as a performance measure is that it does not reflect the periodic costs of certain amortizing assets used in generating revenue in our business. Accordingly, AOI should be considered in addition to, and not as a substitute for, operating income (loss), net income (loss), and other measures of financial performance reported in accordance with GAAP. Furthermore, this measure may vary among other companies; thus, AOI as presented herein may not be comparable to similarly titled measures of other companies.

The following table sets forth the computation of adjusted operating income (loss) as a supplemental measure to GAAP:

	Adjusted operating income (loss)	Non-cash compensation expense	Loss (gain) on sale of operating assets	Depreciation and amortization	Acquisition expenses	Operating income (loss)
			(in thousands)

Three Months Ended March 31, 2010
Concerts	$(42,504)	$1,999	$13	$28,403	$(5)	$(72,914)
Artist Nation	762	1,294	—	7,923	187	(8,642)
Ticketing	45,805	5,854	4,559	19,549	3,659	12,184
Sponsorship	8,625	116	6	59	325	8,119
E-Commerce	7,736	48	—	2,653	244	4,791
Other	188	—	(7)	5	—	190
Corporate	(19,188)	13,111	—	727	14,204	(47,230)
Eliminations	—	—	—	—	—	—

Total	$1,424	$22,422	$4,571	$59,319	$18,614	$(103,502)

Three Months Ended March 31, 2009
Concerts	$(27,382)	$682	$(273)	$34,486	$129	$(62,406)
Artist Nation	(934)	301	9	2,958	—	(4,202)
Ticketing	(3,077)	(6)	—	2,853	—	(5,924)
Sponsorship	5,762	—	—	53	—	5,709
E-Commerce	(2,908)	216	—	1,379	—	(4,503)
Other	192	—	—	68	—	124
Corporate	(11,159)	1,883	—	286	3,729	(17,057)
Eliminations	—	—	—	—	—	—

Total	$(39,506)	$3,076	$(264)	$42,083	$3,858	$(88,259)

Liquidity and Capital Resources

Our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, are funded from operations or from borrowings under our senior secured credit facility described below. Our cash is currently managed on a worldwide basis.

Our balance sheet reflects cash and cash equivalents of $825.2 million at March 31, 2010 and $237.0 million at December 31, 2009. Included in the March 31, 2010 cash and cash equivalents balance is $342.9 million of funds representing amounts equal to the face value of tickets sold on behalf of clients, or client funds. The Company does not utilize client funds for its own financing or investing activities as the amounts are payable to clients. Our balance sheet reflects current and long-term debt of $1.5 billion at March 31, 2010, and $740.1 million at December 31, 2009. These debt balances do not include our outstanding redeemable preferred stock. Our weighted average cost of debt, including redeemable preferred stock and excluding the debt discount on our convertible notes and debt premium on our 10.75% senior notes, was 6.80% at March 31, 2010.

Our available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash in our operating accounts and invested cash. Cash held in operating accounts in many cases exceeds the Federal Deposit Insurance Corporation insurance limits. The invested cash is invested in interest-bearing funds managed by third-party financial institutions. While we monitor cash and cash equivalent balances in our operating accounts on a regular basis and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail. To date, we have experienced no loss or lack of access to our cash or cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

We may need to incur additional debt or issue equity to make other strategic acquisitions or investments. There can be no assurance that such financing will be available to us on acceptable terms or at all. We may make significant acquisitions in the near term, subject to limitations imposed by our financing documents and market conditions.

The lenders under our revolving credit facilities and counterparties to our interest rate swap agreements consist of banks and other third-party financial institutions. While we currently have no indications or expectations that such lenders and counterparties will be unable to fund their commitments as required, we can provide no assurances that future funding availability will not be impacted by adverse conditions in the financial markets. Should an individual lender default on its obligations, the remaining lenders would not be required to fund the shortfall, resulting in a reduction in the total amount available to us for future borrowings, but would remain obligated to fund their own commitments. Should any counterparty to our interest rate swap agreements default on its obligations, we could experience higher interest rate volatility during the period of any such default.

For our Concerts segment, we generally receive cash related to ticket revenue at our owned and/or operated venues in advance of the event, which is recorded in deferred revenue until the event occurs. With the exception of some upfront costs and artist deposits, which are recorded in prepaid expenses until the event occurs, we pay the majority of event-related expenses at or after the event.

We view our available cash as cash and cash equivalents, less ticketing-related client funds, less event-related deferred revenue, less accrued expenses due to artists and for cash collected on behalf of others for ticket sales, plus event-related prepaids. This is essentially our cash available to, among other things, repay debt balances, make acquisitions, repurchase stock and finance capital expenditures.

Our intra-year cash fluctuations are impacted by the seasonality of our various businesses. Examples of seasonal effects include our Concerts and Artist Nation segments, which report the majority of their revenue in the second and third quarters, whereas our Ticketing segment generally reports higher domestic ticketing revenue in the first and second quarters. Cash inflows and outflows depend on the timing of event-related payments but the majority of the inflows generally occur prior to the event. See “—Seasonality” below. We believe that we have sufficient financial flexibility to fund these fluctuations and to access the global capital markets on satisfactory terms and in adequate amounts, although there can be no assurance that this will be the case, and capital could be less accessible and/or more costly given current economic conditions. We expect cash flow from operations and borrowings under our senior secured credit facilities, along with other financing alternatives, to satisfy working capital, capital expenditures and debt service requirements for at least the succeeding year.

Sources of Cash

Live Nation Senior Secured Credit Facility

At March 31, 2010, we had a senior secured credit facility consisting of term loans originally totaling $550 million and a $285 million revolving credit facility. The revolving credit facility provides for borrowings up to the amount of the facility with sub-limits of up to $235 million to be available for the issuance of letters of credit and up to $100 million to be available for borrowings in foreign currencies.

The interest rate we pay on borrowings on our term loans is 3.25% above LIBOR. The interest rate we pay on our $285 million multi-currency revolving credit facility depends on our total leverage ratio. Based on our current total leverage ratio, our interest rate on revolving credit borrowings is 2.25% above LIBOR. In addition to paying interest on outstanding principal under the credit facility, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. As of March 31, 2010, the commitment fee rate was 0.375%. We also are required to pay customary letter of credit fees, as necessary.

During the three months ended March 31, 2010, we made principal payments totaling $0.9 million on these term loans. Our revolving credit facility increased by $15.7 million from net borrowings during the three months ended March 31, 2010. The borrowings on the revolving credit facility were used to fund working capital requirements during the period. At March 31, 2010, the outstanding balances on the term loans and revolving credit facility were $342.6 million and $117.0 million, respectively. Taking into account letters of credit of $43.2 million, $124.8 million was available for future borrowings.

Ticketmaster Senior Secured Credit Facility

The Ticketmaster Senior Secured Credit Facility provides financing of up to $650 million, consisting of a $100 million term loan A with a maturity of five years, a $350 million term loan B with a maturity of six years and a $200 million revolving credit facility with a maturity of five years.

On May 12, 2009, Ticketmaster entered into an amendment to the senior secured credit facility to take effect upon consummation of the Merger. On January 25, 2010, in connection with the Merger being consummated, the amended terms related to the senior secured credit facility became effective and we paid each lender that consented to the amendment a consent fee equal to 0.50% of the sum of the principal amount of the term loans outstanding to such lender as of May 12, 2009 and the full amount of such lender’s revolving commitment as of May 12, 2009. The amendment permits the senior secured credit facility to remain outstanding following the Merger, increases the interest spreads under each of the term loan A, term loan B and revolving credit facility by 1.25%, institutes a LIBOR floor of 2.50% for the senior secured credit facility.

At March 31, 2010, the outstanding balances on the term loans and revolving credit facility were $429.5 million and $38.3 million, respectively. Taking into account letters of credit of $0.5 million, $160.4 million was available for future borrowings.

May 2010 Senior Secured Credit Facility

In May 2010, we replaced our existing senior secured credit facilities, including the Ticketmaster senior secured credit facility, by entering into a Credit Agreement dated as of May 6, 2010 that provides for $1.2 billion in credit facilities. This new senior secured credit facility consists of (i) a $100 million term loan A with a maturity of five and one-half years, (ii) an $800 million term loan B with a maturity of six and one-half years and (iii) a $300 million revolving credit facility with a maturity of five years. In addition, subject to certain conditions, we have the right to increase such facilities by up to $300 million in the aggregate. The five-year revolving credit facility provides for borrowings up to the amount of the facility with sublimits of up to (i) $150 million to be available for the issuance of letters of credit, (ii) $50 million to be available for swingline loans and (iii) $100 million to be available for borrowings in foreign currencies.

The interest rates per annum applicable to loans under the senior secured credit facility are, at our option, equal to either a LIBOR rate plus 3.0% or a base rate plus 2.0%, subject to stepdowns based on our leverage ratio. The interest rate for the term loan B is subject to a LIBOR floor of 1.5% and a base rate floor of 2.5%. We are required to pay a commitment fee of 0.5% per year on the undrawn portion available under the revolving credit facility and variable fees on outstanding letters of credit.

During the first five and one-quarter years after the closing date, we will be required to make quarterly payments on the term loan A at a rate ranging from 5% of the original principal amount in the first year of the facility to 40% in the last half-year of the facility. During the first six and one-quarter years after the closing date, we will be required to make quarterly amortization payments on the term loan B at a rate of 0.25% of the original principal amount thereof. We are also required to make mandatory prepayments of the loans under the Credit Agreement, subject to specified exceptions, from excess cash flow, and with the proceeds of asset sales, debt issuances and specified other events.

As of March 31, 2010, we believe we were in compliance with all our debt and preferred stock covenants. We expect to remain in compliance with all of our debt covenants throughout 2010.

Guarantees of Third-Party Obligations

As of March 31, 2010, we guaranteed the debt of third parties of approximately $7.3 million primarily related to maximum credit limits on employee and tour-related credit cards and guarantees of bank lines of credit of a nonconsolidated affiliate and a third-party promoter.

Uses of Cash

Acquisitions

During the three months ended March 31, 2010, our cash increased by $569.2 million for acquisitions in our Concerts, Artist Nation, Ticketing and E-Commerce segments, primarily due to the stock for stock merger with Ticketmaster in January 2010. When we make acquisitions, the acquired entity may have cash on its balance sheet at the time of acquisition. All amounts discussed in this section are presented net of any cash acquired.

Capital Expenditures

Venue operations and ticketing services operations are capital intensive businesses, requiring continual investment in our existing venues and ticketing software in order to address audience and artist expectations, technological industry advances and various federal, state and/or local regulations.

We categorize capital outlays between maintenance capital expenditures and revenue generating capital expenditures. Maintenance capital expenditures are associated with the renewal and improvement of existing venues and information systems, web development and administrative offices. Revenue generating capital expenditures generally relate to the construction of new venues or major renovations to existing buildings or buildings that are being added to our venue network or the development of new online or ticketing tools or technology enhancements. Revenue generating capital expenditures can also include smaller projects whose purpose is to add revenue and/or improve operating income. Capital expenditures typically increase during periods when venues are not in operation since that is the time that such improvements can be completed.

Our capital expenditures, including accruals, consisted of the following:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Maintenance capital expenditures	$7,297	$2,966
Revenue generating capital expenditures	4,666	9,669

Total capital expenditures	$11,963	$12,635

Revenue generating capital expenditures during the first three months of 2010 decreased from the same period of the prior year primarily due to the 2009 development and renovation of various venues including a House of Blues club in Boston and the AMG venue expansion in Birmingham.

We currently expect capital expenditures to be approximately $100.0 million for the full year 2010, with approximately half of that amount expected to be spent on maintenance capital projects.

Summary

Our primary short-term liquidity needs are to fund general working capital requirements and capital expenditures while our long-term liquidity needs are primarily acquisition related. Our primary sources of funds for our short-term liquidity needs will be cash flows from operations and borrowings under our senior secured credit facilities, while our long-term sources of funds will be from cash from operations, long-term bank borrowings and other debt or equity financing.

Cash Flows

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Cash provided by (used in):
Operating activities	$89,501	$201,937
Investing activities	$570,836	$(13,203)
Financing activities	$(52,141)	$(26,962)

Operating Activities

Cash provided by operations was $89.5 million for the three months ended March 31, 2010, compared to $201.9 million for the three months ended March 31, 2009. The $112.4 million decrease in cash provided by operations resulted primarily from changes in the event-related operating accounts which are dependent on the timing, size and number of events for upcoming periods partially offset by a decrease in net loss after adjustments for non-cash charges and non-operating activities. During the first three months of 2010, we had less deferred revenue and paid more accrued event-related expenses as compared to the same period of 2009. Conversely, we collected more accounts receivable and paid less prepaid event-related expenses as compared to the same period of 2009, resulting in an overall increase in cash provided by operations.

Investing Activities

Cash provided by investing activities was $570.8 million for the three months ended March 31, 2010, compared to cash used in investing activities of $13.2 million for the three months ended March 31, 2009. The $584.0 million increase in cash provided by investing activities is primarily due to cash acquired in the Merger.

Financing Activities

Cash used in financing activities was $52.1 million for the three months ended March 31, 2010, compared to $27.0 million for the three months ended March 31, 2009. The $25.1 million increase in cash used in financing activities was primarily a result of paydowns made on revolver and term loan debt acquired in the Merger, partially offset by lower net paydowns on our existing revolving credit facility as compared to the same period in prior year.

Seasonality

Our Concerts and Artist Nation segments typically experience higher operating income in the second and third quarters as our outdoor venues and international festivals are primarily used or occur during May through September, while domestic ticket sales for concerts and sporting events are generally earned in the first and second quarters of the year. Generally, international ticketing revenues and operating income are highest in the fourth quarter of the year, earned primarily through concert ticket sales. In addition, the timing of tours of top-grossing acts can impact comparability of quarterly results year over year, although annual results may not be impacted. Our Ticketing segment sales are impacted by fluctuations in the availability of events for sale to the public, which vary depending upon scheduling by its clients.

Cash flows from our Concerts segment typically have a slightly different seasonality as payments are often made for artist performance fees and production costs in advance of the date the related event tickets go on sale. These artist fees and production costs are expensed when the event occurs. Once tickets for an event go on sale, we generally begin to receive payments from ticket sales in advance of when the event occurs. We record these ticket sales as revenue when the event occurs.

Market Risk

We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates.

Foreign Currency Risk

We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported operating income of $6.4 million for the three months ended March 31, 2010. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the three months ended March 31, 2010 by $0.6 million. As of March 31, 2010, our primary foreign exchange exposure included the Euro, British Pound and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities.

We use forward currency contracts to reduce our exposure to foreign currency risk. The principal objective of such contracts is to minimize the risks and/or costs associated with short-term artist fee commitments. In certain limited instances, we also enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on short-term intercompany loans payable to certain international subsidiaries and forecasted operating income. At March 31, 2010, we had forward currency contracts outstanding with a notional amount of $57.1 million.

Interest Rate Risk

Our market risk is also affected by changes in interest rates. We had $1.5 billion total debt, net of unamortized discounts and premiums, outstanding as of March 31, 2010. Of the total amount, taking into consideration existing interest rate hedges, we have $721.6 million of fixed-rate debt and $805.2 million of floating-rate debt.

Based on the amount of our floating-rate debt as of March 31, 2010, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $2.0 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of March 31, 2010 with no subsequent change in rates for the remainder of the period.

At March 31, 2010, we have one interest rate swap agreement that is designated as a cash flow hedge for accounting purposes. The interest rate swap had a notional amount of $150.0 million at March 31, 2010, to effectively convert a portion of our floating-rate debt to a fixed-rate basis. This agreement expires on September 30, 2010. The fair value of this agreement at March 31, 2010 was a liability of $2.3 million. This agreement was put in place to eliminate or reduce the variability of a portion of the cash flows from the interest payments related to the Live Nation senior secured credit facility. The original terms of the Live Nation senior secured credit facility required that an interest rate swap be put in place for at least 50% of the original $325 million senior term loan and for at least three years.

As part of the acquisition of AMG, we have an interest rate swap agreement with a $16.5 million aggregate notional amount that effectively converts a portion of our floating-rate debt to a fixed-rate basis. This agreement expires in January 2015. Also, in connection with the financing of the redevelopment of the O2 Dublin, we have an interest rate swap agreement with a notional amount of $17.5 million that expires in December 2013 effectively converting a portion of our floating-rate debt to a fixed-rate basis. These interest rate swap agreements have not been designated as hedging instruments. Therefore, any change in fair value is recorded in earnings during the period of the change.

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

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is as follows:

Three Months Ended March 31,		Year Ended December 31,
2010	2009	2009	2008	2007	2006
*	*	*	*	*	*

*	For the three months ended March 31, 2010 and 2009, fixed charges exceeded earnings from continuing operations before income taxes and fixed charges by $128.3 million and $106.2 million, respectively. For the years ended December 31, 2009, 2008, 2007 and 2006, fixed charges exceeded earnings from continuing operations before income taxes and fixed charges by $116.5 million, $358.6 million, $45.8 million and $30.0 million, respectively.

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

Stock-Based Compensation

As of March 31, 2010, there was $118.0 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements for stock options, restricted stock awards, restricted stock units and performance stock units. This cost is expected to be recognized over the next four years.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

In June 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, codified in ASC topic 810, Consolidations. This pronouncement amends portions of ASC topic 810 relating to variable interest entities. Among other accounting and disclosure requirements, the pronouncement replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. We adopted the relevant provisions of ASC topic 810 on January 1, 2010 and will apply the requirements prospectively. Our adoption of the variable interest guidance did not have a material impact on our financial position of results of operations.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, codified in ASC topic 820, Fair Value Measurements and Disclosures. This pronouncement amends portions of ASC topic 820 to require: (i) disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and (ii) presentation of activities within the Level 3 rollforward reconciliation on a gross basis. In addition, the pronouncement amends portions of ASC topic 820 to provide the following clarifications regarding existing disclosures: (i) a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities and (ii) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. With the exception of the amendment related to presentation of the activities within the Level 3 rollforward reconciliation, which is effective for fiscal years beginning after December 15, 2010, we adopted the relevant provisions of ASC topic 820 on January 1, 2010 and have included the required disclosures in our consolidated financial statements.

Recently Issued Pronouncements

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13, which requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. This consensus eliminates the use of the residual method of allocation and requires allocation using the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. We will adopt ASU 2009-13 on January 1, 2011 and apply it prospectively. We do not believe the adoption of this pronouncement will have a material impact on our financial position or results of operations.

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

Management believes that the accounting estimates involved in the allowance for doubtful accounts, impairment of long-lived assets and goodwill, revenue recognition, litigation accruals, stock-based compensation and accounting for income taxes are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. These critical accounting estimates, the judgments and assumptions and the effect if actual results differ from these assumptions are described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K filed with the SEC on February 25, 2010.

There have been no changes to our critical accounting policies during the three months ended March 31, 2010.

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

Based on their evaluation as of March 31, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

Except as noted below, there has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In January 2010, we completed our merger of Ticketmaster with and into a wholly-owned subsidiary of Live Nation. We are currently integrating policies, processes, technology and operations for the combined company and will continue to evaluate our internal control over financial reporting as we develop and execute our integration plans. Until the companies are fully integrated, we will maintain the operational integrity of each company’s legacy internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

CTS Arbitration

CTS filed a request for arbitration with the International Court of Arbitration of the International Chamber of Commerce in April 2010. CTS asserts that we breached our obligations under the terms of our agreement with CTS and failed to allocate the proper number of tickets to CTS’s system in the United Kingdom, and that the Merger with Ticketmaster and our subsequent actions have breached the implied covenant of good faith and fair dealing. CTS seeks a declaration that we are in breach of the agreement and of the implied covenant of good faith and fair dealing, unspecified damages resulting from such breaches and specific performance of our obligations under the agreement. We intend to vigorously defend the action.

Live Concert Antitrust Litigation

We were a defendant in a lawsuit filed by Malinda Heerwagen in June 2002 in U.S. District Court. The plaintiff, on behalf of a putative class consisting of certain concert ticket purchasers, alleged that anti-competitive practices for concert promotion services by us nationwide caused artificially high ticket prices. In August 2003, the District Court ruled in our favor, denying the plaintiff’s class certification motion. The plaintiff appealed to the U.S. Court of Appeals. In January 2006, the Court of Appeals affirmed, and the plaintiff then dismissed her action that same month. Subsequently, twenty-two putative class actions were filed by different named plaintiffs in various U.S. District Courts throughout the country, making claims substantially similar to those made in the Heerwagen action, except that the geographic markets alleged are regional, statewide or more local in nature, and the members of the putative classes are limited to individuals who purchased tickets to concerts in the relevant geographic markets alleged. The plaintiffs seek unspecified compensatory, punitive and treble damages, declaratory and injunctive relief and costs of suit, including attorneys’ fees. We have filed our answers in some of these actions and have denied liability. In April 2006, granting our motion, the Judicial Panel on Multidistrict Litigation transferred these actions to the U.S. District Court for the Central District of California for coordinated pre-trial proceedings. In June 2007, the District Court conducted a hearing on the plaintiffs’ motion for class certification, and also that month the Court entered an order to stay all proceedings pending the Court’s ruling on class certification. In October 2007, the Court granted the plaintiffs’ motion and certified classes in the Chicago, New England, New York/New Jersey, Colorado and Southern California regional markets. In November 2007, the Court extended its stay of all proceedings pending further developments in the U.S. Court of Appeals for the Ninth Circuit. In February 2008, we filed with the District Court a Motion for Reconsideration of its October 2007 class certification order. A ruling by the District Court on the Company’s Motion is pending. We intend to vigorously defend all claims in all of the actions.

UPS Consumer Class Action Litigation

In October 2003, a purported representative action was filed in the Superior Court of California challenging Ticketmaster’s charges to online customers for UPS ticket delivery and alleging that its failure to disclose on its website that the charges contain a profit component is unlawful. The complaint asserted a claim for violation of California’s Unfair Competition Law, or UCL, and sought restitution or disgorgement of the difference between (i) the total UPS delivery fees charged by Ticketmaster in connection with online ticket sales during the applicable period, and (ii) the amount that Ticketmaster actually paid to UPS for delivery of those tickets. In August 2005, the plaintiff filed a first amended complaint, then pleading the case as a putative class action and adding the claim that Ticketmaster’s website disclosures in respect of its ticket order-processing fees constitute false advertising in violation of California’s False Advertising Law. On this new claim, the amended complaint seeks restitution or disgorgement of the entire amount of order-processing fees charged by Ticketmaster during the applicable period. In April 2009, the Court granted the plaintiff’s motion for leave to file a second amended complaint adding new claims that (a) Ticketmaster’s order processing fees are unconscionable under the UCL, and (b) Ticketmaster’s alleged business practices further violate the California Consumer Legal Remedies Act. Plaintiff later filed a third amended complaint, to which Ticketmaster filed a demurrer in July 2009. The Court overruled Ticketmaster’s demurrer in October 2009.

The plaintiff filed a class certification motion in August 2009, which Ticketmaster opposed. In February 2010, the Court granted certification of a class on the first two causes of action, which allege that Ticketmaster misrepresents/omits the fact of a profit component in its UPS and order processing fees. The class consists of California consumers who purchased tickets through Ticketmaster’s website from 1999 to present. The Court denied certification of a class on the third and fourth causes of action, which allege that Ticketmaster’s UPS and order processing fees are unconscionably high. In March 2010, Ticketmaster filed a Petition for Writ of Mandate with the California Court of Appeal, and plaintiffs also filed a motion for reconsideration of the Superior Court’s class certification order. In April 2010, the Superior Court denied plaintiffs’ Motion for Reconsideration of the Court’s class certification order, and the Court of Appeal denied Ticketmaster’s Petition for Writ of Mandate. We intend to vigorously defend the action.

Canadian Consumer Class Action Litigation Relating to TicketsNow

In February 2009, five putative consumer class action complaints were filed in various provinces of Canada against TicketsNow, Ticketmaster, Ticketmaster Canada Ltd. and Premium Inventory, Inc. All of the cases allege essentially the same set of facts and causes of action. Each plaintiff purports to represent a class consisting of all persons who purchased a ticket from Ticketmaster, Ticketmaster Canada Ltd. or TicketsNow from February 2007 to present and alleges that Ticketmaster conspired to divert a large number of tickets for resale through the TicketsNow website at prices higher than face value. The plaintiffs characterize these actions as being in violation of Ontario’s Ticket Speculation Act, the Amusement Act of Manitoba, the Amusement Act of Alberta or the Quebec Consumer Protection Act. The Ontario case contains the additional allegation that Ticketmaster and TicketsNow’s service fees run afoul of anti-scalping laws. Each lawsuit seeks compensatory and punitive damages on behalf of the class. We intend to vigorously defend all claims in all of the actions.

United States Consumer Class Action Litigation Relating to TicketsNow

From February through June 2009, eleven purported class action lawsuits asserting causes of action under various state consumer protection laws were filed against Ticketmaster and TicketsNow in U.S. District Courts in California, New Jersey, Minnesota, Pennsylvania and North Carolina. The lawsuits allege that Ticketmaster and TicketsNow unlawfully deceived consumers by, among other things, selling large quantities of tickets to TicketsNow’s ticket brokers, either prior to or at the time that tickets for an event go on sale, thereby forcing consumers to purchase tickets at significantly marked-up prices on TicketsNow.com instead of Ticketmaster.com. The plaintiffs further claim violation of the consumer protection laws by Ticketmaster’s alleged “redirecting” of consumers from Ticketmaster.com to Ticketsnow.com, thereby engaging in false advertising and an unfair business practice by deceiving consumers into inadvertently purchasing tickets from TicketsNow for amounts greater than face value. The plaintiffs claim that Ticketmaster has been unjustly enriched by this conduct and seek compensatory damages, a refund to every class member of the difference between tickets’ face value and the amount paid to TicketsNow, an injunction preventing Ticketmaster from engaging in further unfair business practices with TicketsNow and attorney fees and costs. In July 2009, all of the cases were consolidated and transferred to the U.S. District Court for the Central District of California. The plaintiffs filed their consolidated class action complaint in September 2009, to which Ticketmaster filed its answer the following month. We intend to vigorously defend all claims in all of the actions.

Litigation Relating to the Merger of Live Nation and Ticketmaster

We and Ticketmaster were named as defendants in a pair of lawsuits filed in February 2009 in the Superior Court of California challenging the Merger. These actions were consolidated by court order in

March 2009. The consolidated complaint, as amended, generally alleges that Ticketmaster and its directors breached their fiduciary duties by entering into the Merger Agreement without regard to the fairness of its terms to the Ticketmaster stockholders and in return for illicit payments of “surplus” Live Nation stock. It also alleges that the joint proxy statement/prospectus of Live Nation and Ticketmaster contained material omissions and misstatements. The plaintiffs moved for a preliminary injunction barring the completion of the Merger in December 2009, which motion was denied at a hearing held later that month. The Ticketmaster and Live Nation stockholders each approved the Merger in January 2010, and the Merger was consummated later that same month. The plaintiffs continue to prosecute the case, now seeking compensatory damages, attorneys’ fees and expenses. The Ticketmaster defendants have answered the complaint, denying its allegations and asserting defenses. We intend to vigorously defend all claims in the consolidated action.

From time to time, we are involved in other legal proceedings arising in the ordinary course of our business, including proceedings and claims based upon violations of antitrust laws and tortious interference, which could cause us to incur significant expenses. We have also been the subject of personal injury and wrongful death claims relating to accidents at our venues in connection with our operations. As required, we accrued our estimate of the probable settlement or other losses for the resolution of any outstanding claims. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. In addition, under our agreements with Clear Channel, we have assumed and will indemnify Clear Channel for liabilities related to our business for which they are a party in the defense.

Item 1A.	Risk Factors

The following risk factors are a consolidation of the risks previously disclosed by us and Ticketmaster to reflect the risks facing the combined company following completion of the Merger. They amend and restate those risk factors set forth in response to Item 1A of our 2009 Annual Report on Form 10-K. The risks factors below relating to our leverage also reflect material changes resulting from the recent refinancing of our indebtedness. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of the risks and uncertainties develop into actual events, this could have a material adverse effect on our business, financial condition or results of operations. In that case, the trading price of our common stock could decline.

Risks Relating to Our Leverage

We have a large amount of debt and lease obligations that could restrict our operations and impair our financial condition.

As of March 31, 2010 our total indebtedness for borrowed money, including our redeemable preferred stock, excluding the debt discount and including the unamortized premium, was approximately $1.6 billion. Our available borrowing capacity under the revolving portion of our two senior secured credit facilities at that date was approximately $285.2 million, with a sub-limit of up to $255.0 million available for letters of credit. At March 31, 2010, outstanding letters of credit were approximately $43.8 million. We may also incur significant additional indebtedness in the future. Our substantial indebtedness could have adverse consequences, including:

•	making it more difficult for us to satisfy our obligations;

•	increasing our vulnerability to adverse economic, regulatory and industry conditions;

•	limiting our ability to obtain additional financing for future working capital, capital expenditures, mergers and other purposes;

•	requiring us to dedicate a substantial portion of our cash flow from operations to fund payments on our debt, thereby reducing funds available for operations and other purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	making us more vulnerable to increases in interest rates;

•	placing us at a competitive disadvantage compared to our competitors that have less debt; and

•	having a material adverse effect on us if we fail to comply with the covenants in the instruments governing our debt.

To service our debt and lease obligations and to fund potential acquisitions, artist and venue advances and capital expenditures, we will require a significant amount of cash, which depends on many factors beyond our control.

As of March 31, 2010, as adjusted for the recent refinancing of our indebtedness, approximately $63.1 million of our total indebtedness (excluding interest) is due in 2010, $118.0 million is due in the aggregate for 2011 and 2012, $330.7 million is due in the aggregate for 2013 and 2014 and $1.3 billion is due thereafter. In addition, as of March 31, 2010, on a combined basis, we had approximately $1.3 billion in operating lease agreements, of which approximately $157.3 million is due in 2010 and $111.6 million is due in 2011.

Our ability to service our debt and lease obligations and to fund potential acquisitions, artist and venue advances and capital expenditures will require a significant amount of cash, which depends on many factors beyond our control. Our ability to make payments on and to refinance our debt will also depend on our ability to generate cash in the future. This, to an extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flow or that future borrowings will be available to us in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. We cannot predict the impact to our ability to access additional capital in light of the current uncertainty in the credit market. If our future cash flow from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional equity capital or restructure or refinance all or a portion of our debt on or before maturity. In addition, the terms of our existing debt, including our senior secured credit facility and other future debt may limit our ability to pursue any of these alternatives.

These measures might also be unsuccessful or inadequate in permitting us to meet scheduled debt or lease service obligations. We may be unable to restructure or refinance our obligations and obtain additional equity financing or sell assets on satisfactory terms or at all. As a result, the inability to meet our debt or lease obligations could cause us to default on those obligations. Any such defaults could materially harm our financial condition and liquidity.

The agreements governing our senior secured credit facility and certain of our other indebtedness impose restrictions on us that limit the discretion of management in operating our business and that, in turn, could impair our ability to meet our obligations under our debt.

The agreements governing our senior secured credit facility and certain of our other indebtedness include restrictive covenants that, among other things, restrict our ability to:

•	incur additional debt;

•	pay dividends and make distributions;

•	make certain investments;

•	repurchase our stock and prepay certain indebtedness;

•	create liens;

•	enter into transactions with affiliates;

•	modify the nature of our business;

•	enter into sale-leaseback transactions;

•	transfer and sell material assets; and

•	merge or consolidate.

In addition, our senior secured credit facility includes other restrictions, including requirements to maintain certain financial ratios. Our failure to comply with the terms and covenants in our indebtedness could lead to a default under the terms of the governing documents, which would entitle the lenders to accelerate the indebtedness and declare all amounts owed due and payable.

These covenants could materially and adversely affect our ability to finance our future operations or capital needs. Furthermore, they may restrict our ability to expand, to pursue our business strategies and otherwise to conduct our business. Our ability to comply with these covenants may be affected by circumstances and events beyond our control, such as prevailing economic conditions and changes in regulations, and we cannot assure you that we will be able to comply. A breach of these covenants could result in a default under our debt. If there were an event of default under our outstanding indebtedness and the obligations thereunder accelerated, our assets and cash flow might not be sufficient to repay our outstanding debt, and we could be forced into bankruptcy.

We will depend on the cash flows of our subsidiaries in order to satisfy our obligations.

We will rely on distributions and loans from our subsidiaries in order to meet our payment requirements under our obligations. If our subsidiaries are unable to pay dividends or otherwise make payments to us, we may not be able to make debt service payments on our obligations. We are a holding company and conduct substantially all of our operations through our subsidiaries. Our operating cash flows and consequently our ability to service our debt is therefore principally dependent upon our subsidiaries’ earnings and their distributions of those earnings to us and may also be dependent upon loans or other payments of funds to us by those subsidiaries. Our subsidiaries are separate legal entities and may have no obligation, contingent or otherwise, to pay any amount due pursuant to our obligations or to make any funds available for that purpose. In addition, the ability of our subsidiaries to provide funds to us may be subject to restrictions under our senior secured credit facility and may be subject to the terms of such subsidiaries’ future indebtedness, as well as the availability of sufficient surplus funds under applicable law.

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

Risks Relating to Our Business

Our business is highly sensitive to public tastes and dependent on our ability to secure popular artists and other live music events, and we and our ticketing clients may be unable to anticipate or respond to changes in consumer preferences, which may result in decreased demand for our services.

Our business is highly sensitive to rapidly changing public tastes and dependent on the availability of popular artists and events. Our live entertainment business depends in part on our ability to anticipate the tastes of consumers and to offer events that appeal to them. Since we rely on unrelated parties to create and perform live music content, any unwillingness to tour or lack of availability of popular artists could limit our ability to generate revenue. In particular, there are a limited number of artists that can headline a major North American or global tour or who can sell out larger venues, including many of our amphitheaters. If those key artists do not continue to tour, or if we are unable to secure the rights to their future tours, then our business would be adversely affected. Our ticketing business relies on third parties to create and perform live entertainment, sporting and leisure events and to price tickets to such events. Accordingly, our ticketing business’ success depends, in part, upon the ability of these third parties to correctly anticipate public demand for particular events, as well as the availability of popular artists, entertainers and teams. Our artist services business could be adversely affected if the artists it represents do not tour or perform as frequently as anticipated, or if such tours or performances are not as widely attended by fans as anticipated due to changing tastes, general economic conditions or otherwise.

In addition, our live entertainment business typically books our live music tours one to four months in advance of the beginning of the tour and often agrees to pay an artist a fixed guaranteed amount prior to our receiving any operating income. Therefore, if the public is not receptive to the tour, or we or a performer cancel the tour, we may incur a loss for the tour depending on the amount of the fixed guarantee or incurred costs relative to any revenue earned, as well as foregone revenue we could have earned at booked venues. We have cancellation insurance policies in place to cover a portion of our losses if a performer cancels a tour, but it may not be sufficient and is subject to deductibles. Furthermore, consumer preferences change from time to time, and our failure to anticipate, identify or react to these changes could result in reduced demand for our services, which would adversely affect our business, financial condition and results of operations.

Our business depends on relationships with key promoters, executives, managers and clients and any adverse changes in these relationships could adversely affect our business, financial condition and results of operations.

The live music business is uniquely dependent upon personal relationships, as promoters and executives within live music companies such as ours leverage their existing network of relationships with artists, agents and managers in order to secure the rights to the live music tours and events which are critical to our success. Due to the importance of those industry contacts to our business, the loss of any of our promoters, officers or other key personnel could adversely affect our business. Similarly, the artist services business is dependent upon the highly personalized relationship between a manager and an artist, and the loss of a manager may also result in a loss in the artist represented by the manager, which could adversely affect our business. Although we have entered into long-term agreements with many of those individuals described above to protect our interests in those relationships, we can give no assurance that all or any of these key employees will remain with us or will retain their associations with key business contacts.

The success of our ticketing business depends, in significant part, on our ability to maintain and renew relationships with existing clients and to establish new client relationships. We anticipate that for the foreseeable future, the substantial majority of our ticketing revenue will be derived from both online and offline sales of tickets. We also expect that revenue from primary ticketing services, which consist primarily of per ticket convenience charges and per order “order processing” fees, will continue to comprise the substantial majority of our ticketing revenue. We cannot provide assurances that we will be able to maintain other existing client contracts, or enter into or maintain new client contracts, on acceptable terms, if at all, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Another important component of our success is our ability to maintain existing and build new relationships with third-party distribution channels, advertisers, sponsors and service providers. Any adverse change in these relationships, including the inability of these parties to fulfill their obligations to our businesses for any reason, could adversely affect our business, financial condition and results of operations.

We face intense competition in the live music, ticketing and artist services industries, and we may not be able to maintain or increase our current revenue, which could adversely affect our business, financial condition and results of operations.

Our businesses are in highly competitive industries, and we may not be able to maintain or increase our current revenue. We compete in the live music industry and within this industry we compete with other venues to book performers, and, in the markets in which we promote music concerts, we face competition from other promoters and venue operators. Our competitors compete with us for key employees who have relationships with popular music artists that have a history of being able to book such artists for concerts and tours. These competitors may engage in more extensive development efforts, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential artists. Our competitors may develop services, advertising options or music venues that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. It is possible that new competitors may emerge and rapidly acquire significant market share.

Our ticketing business faces significant competition from other national, regional and local primary ticketing service providers to secure new and retain existing clients on a continuous basis. Additionally, we face significant and increasing challenges from companies that sell self-ticketing systems and from clients who are increasingly choosing to self-ticket, through the integration of self-ticketing systems into their existing operations or the acquisition of primary ticket services providers and by increasing sales through facility box offices and season, subscription or group sales. We also face competition in the resale of tickets from online auction websites and resale marketplaces and from other ticket resellers with online distribution capabilities. The intense competition that we face in the ticketing industry could cause the volume of our ticketing services business to decline. We have entered into an agreement with AEG which provides that AEG has an option to license our Ticketmaster Host technology in order to ticket its owned and operated venues and ticket third-party clients using such technology, and we agreed with the DOJ to divest Ticketmaster’s Paciolan ticketing business, which divestiture was completed in March 2010, both of which will further increase the competition that we face. Relatedly, as a result of the Merger we may face direct competition, in the live music industry, with our prospective or current primary ticketing clients, who primarily include live event content providers. This direct competition with our prospective or current primary ticketing clients could result in a decline in the number of ticketing clients we have and a decline in the volume of our ticketing business, which could adversely affect our business, financial condition and results of operations.

In the secondary ticket sales market, we have restrictions on our business that are not faced by our competitors, which restrictions are both self-imposed and imposed as a result of agreements entered into with the FTC and the Attorneys General of several individual states. These restrictions primarily relate to our TicketsNow business, and include: a restriction on linking from our page on the www.ticketmaster.com website that informs consumers that no tickets were found in response to their ticket request to our TicketsNow re-sale website without first obtaining approval from the State of New Jersey as to the exact disclosure language, architecture and functionality of such link; a prohibition on the sale of tickets to non-sporting events (for which tickets are being sold on our website) through the TicketsNow website until the initial on-sale time at the Ticketmaster primary ticketing website; a prohibition on paid internet search advertising that would lead consumers searching for “Ticketmaster” on internet search engines to the TicketsNow website; a restriction on using or allowing our affiliates to use domain names that, among other things, contain the unique names of venues, sports teams or performers, or contain names that are substantially similar to or are misspelled versions of same; a requirement to clearly and conspicuously disclose on the TicketsNow website (or any other resale website owned by us or on any primary ticketing website where a link or redirect to such a resale website is posted) that it is a resale website and ticket prices often exceed the ticket’s original price; and a requirement to make certain clear and conspicuous disclosure when a ticket being offered for re-sale is not “in-hand” as well as a requirement to monitor and enforce the compliance of third parties offering tickets on our websites with such disclosure requirements. Our competitors in the secondary ticket sales market are not, to our knowledge, bound by similar restrictions. As a result, our ability to effectively compete in the secondary ticket sales market, through our TicketsNow business or otherwise, may be adversely affected, which could in turn adversely affect our business, financial condition and results of operations.

The artist services industry is also a highly competitive industry. There are numerous other music management companies and individual managers in the United States alone. We compete with these companies and individuals to discover new and emerging artists and to represent established acts. In addition, certain of our arrangements with clients of our artist services business are terminable at will by either party, leading to competition to retain those artists as clients. Competition is intense and may contribute to a decline in the volume of our artist services business, which could adversely affect our business, financial condition and results of operations.

Other variables that could adversely affect our financial performance by, among other things, leading to decreases in overall revenue, the number of sponsors, event attendance, ticket prices and fees or profit margins include:

•

an increased level of competition for advertising dollars, which may lead to lower sponsorships as we attempt to retain advertisers or which may cause us to lose advertisers to our competitors offering better programs that we are unable or unwilling to match;

•	unfavorable fluctuations in operating costs, including increased guarantees to performers, which we may be unwilling or unable to pass through to our customers via ticket prices;

•	our competitors may offer more favorable terms than we do in order to obtain agreements for new venues or ticketing arrangements or to obtain events for the venues they operate;

•

technological changes and innovations that we are unable to adopt or are late in adopting that offer more attractive entertainment alternatives than we or other live entertainment providers currently offer, which may lead to reduction in attendance at live events, a loss of ticket sales or to lower ticket prices;

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

Our operating results from continuing operations have been adversely affected by, among other things, event profitability and overhead costs. Live Nation incurred net losses of approximately $126.0 million, $333.5 million and $62.3 million in 2009, 2008 and 2007, respectively. We may face reduced demand for our live music events and other factors that could adversely affect our business, financial condition and results of operations. We cannot predict whether we will achieve profitability in future periods.

Our operations are seasonal and our results of operations vary from quarter to quarter and year over year, so our financial performance in certain financial quarters or years may not be indicative of, or comparable to, our financial performance in subsequent financial quarters or years.

We believe our financial results and cash needs will vary greatly from quarter to quarter and year to year depending on, among other things, the timing of tours, tour cancellations, capital expenditures, seasonal and other fluctuations in our operating results, the timing of guaranteed payments and receipt of ticket sales and fees, financing activities, acquisitions and investments and receivables management. Because our results may vary significantly from quarter to quarter and year to year, our financial results for one quarter or year cannot necessarily be compared to another quarter or year and may not be indicative of our future financial performance in subsequent quarters or years. Typically, we experience our lowest financial performance in the first and fourth quarters of the calendar year as our outdoor venues are primarily used, and our festivals primarily occur, during May through September. In addition, the timing of tours of top grossing acts can impact comparability of quarterly results year over year and potentially annual results.

Our success depends, in significant part, on entertainment, sporting and leisure events and factors adversely affecting such events could have a material adverse effect on our business, financial condition and results of operations.

A decline in attendance at or reduction in the number of live entertainment, sporting and leisure events may have an adverse effect on our revenue and operating income. In addition, during past economic slowdowns and recessions, many consumers reduced their discretionary spending and advertisers reduced their advertising expenditures. The impact of slowdowns on our business is difficult to predict, but they may result in reductions in ticket sales, sponsorship opportunities and our ability to generate revenue. The risks associated with our businesses may become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in attendance at live entertainment, sporting and leisure events.

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

We operate in international markets in which we have limited experience and which may expose us to risks not found in doing business in the United States.

We provide services in various jurisdictions abroad through a number of brands and businesses that we own and operate, as well as through joint ventures, and we expect to continue to expand our international presence. We face, and expect to continue to face, additional risks in the case of our existing and future international operations, including:

•	political instability, adverse changes in diplomatic relations and unfavorable economic conditions in the markets in which we currently have international operations or into which we may expand;

•

more restrictive or otherwise unfavorable government regulation of the live entertainment and ticketing industries, which could result in increased compliance costs and/or otherwise restrict the manner in which we provide services and the amount of related fees charged for such services;

•	limitations on the enforcement of intellectual property rights;

•	limitations on the ability of foreign subsidiaries to repatriate profits or otherwise remit earnings;

•	adverse tax consequences;

•	expropriations of property and risks of renegotiation or modification of existing agreements with governmental authorities;

•	diminished ability to legally enforce our contractual rights;

•	limitations on technology infrastructure, which could limit our ability to migrate international operations to the Ticketmaster system;

•	lower levels of Internet usage, credit card usage and consumer spending in comparison to those in the United States; and

•

difficulties in managing operations and adapting to consumer desires due to distance, language and cultural differences, including issues associated with (i) business practices and customs that are common in certain foreign countries but might be prohibited by United States law and our internal policies and procedures, and (ii) management and operational systems and infrastructures, including internal financial control and reporting systems and functions, staffing and managing foreign operations, which we might not be able to do effectively, or if so, on a cost-effective basis.

Our ability to expand our international operations into new jurisdictions, or further into existing jurisdictions will depend, in significant part, on our ability to identify potential acquisition candidates, joint venture or other partners, and enter into arrangements with these parties on favorable terms, as well as our ability to make continued investments to maintain and grow existing international operations. If the revenues generated by international operations are insufficient to offset expenses incurred in connection with the maintenance and growth of these operations, our business, financial condition and results of operations could be materially and adversely affected. In addition, in an effort to make international operations in one or more given jurisdictions profitable over the long term, significant additional investments that are not profitable over the short term could be required over a prolonged period.

Exchange rates may cause fluctuations in our results of operations that are not related to our operations.

Because we own assets overseas and derive revenue from our international operations, we may incur currency translation losses or gains due to changes in the values of foreign currencies relative to the United States Dollar. We cannot predict the effect of exchange rate fluctuations upon future operating results. We cannot predict the future relationship between the United States Dollar and the currencies used by our international businesses, principally the British Pound, Euro and Canadian Dollar. On a combined basis for the Merger, we experienced foreign exchange rate net losses of $47.2 million and $2.0 million in 2009 and 2008, respectively, which had a negative effect on our operating income and in 2007, we had net gains of $6.8 million which had a positive effect on our operating income.

We may enter into future acquisitions and take certain actions in connection with such transactions that could affect the price of our common stock.

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

Our future growth rate depends in part on our selective acquisition of additional businesses. A significant portion of our growth has been attributable to acquisitions. We may be unable to identify other suitable targets for further acquisition or make further acquisitions at favorable prices. If we identify a suitable acquisition candidate, our ability to successfully implement the acquisition would depend on a variety of factors, including our ability to obtain financing on acceptable terms and requisite government approvals. In addition, the credit agreement for our senior secured credit facility restricts our ability to make acquisitions. Acquisitions involve risks, including those associated with:

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

We are also subject to laws and regulations, including those relating to antitrust, that could significantly affect our ability to expand our business through acquisitions. For example, the FTC and the Antitrust Division of the DOJ with respect to our domestic acquisitions, and the European Commission (the antitrust regulator of the European Union) and the United Kingdom Competition Commission with respect to our European acquisitions, have the authority to challenge our acquisitions on antitrust grounds before or after the acquisitions are completed. State agencies may also have standing to challenge these acquisitions under state or federal antitrust law. Comparable authorities in other jurisdictions also have the ability to challenge our foreign acquisitions. Our failure to comply with all applicable laws and regulations could result in, among other things, regulatory actions or legal proceedings against us, the imposition of fines, penalties or judgments against us or significant limitations on our activities. In addition, the regulatory environment in which we operate is subject to change. New or revised requirements imposed by governmental regulatory authorities could have adverse effects on us, including increased costs of compliance. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and regulations by these governmental authorities.

The e-commerce industry is characterized by evolving industry standards, frequent new service and product introductions and enhancements and changing customer demands. We may not be able to adapt quickly enough and/or in a cost-effective manner to changes in industry standards and customer requirements and preferences, and our failure to do so could adversely affect our business, financial condition and results of operations. In addition, the continued widespread adoption of new Internet or telecommunications technologies and devices or other technological changes could require us to modify or adapt our respective services or infrastructures. Our failure to modify or adapt our services or infrastructures in response to these trends could render our existing websites, services and proprietary technologies obsolete, which could adversely affect our business, financial condition and results of operations.

In addition, we are currently in the process of migrating our international brands and businesses to the Ticketmaster system in an attempt to provide consistent and state-of-the-art services across our businesses and to reduce the cost and expense of maintaining multiple systems, which we may not be able to complete in a timely or cost-effective manner. Delays or difficulties in implementing the Ticketmaster system, as well as any new or enhanced systems, may limit our ability to achieve the desired results in a timely manner. Also, we may be unable to devote financial resources to new technologies and systems in the future, which could adversely affect our business, financial condition and results of operations.

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

The success of our ticketing and e-commerce operations depends, in part, on the integrity of our systems and infrastructures. System interruption and the lack of integration and redundancy in these systems and infrastructures may have an adverse impact on our business, financial condition and results of operations.

The success of our ticketing and e-commerce operations depends, in part, on our ability to maintain the integrity of our systems and infrastructure, including websites, information and related systems, call centers and distribution and fulfillment facilities. System interruption and the lack of integration and redundancy in our information systems and infrastructures may adversely affect our ability to operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. We may experience occasional system interruptions that make some or all systems or data unavailable or prevent our businesses from efficiently providing services or fulfilling orders. We lack documentation regarding certain components of our key ticketing software and systems operations and rely on certain key technology personnel to maintain such software and systems. The loss of some or all of such personnel could require us to expend additional resources to continue to maintain such software and systems and could subject us to frequent systems interruptions. We also rely on affiliate and third-party computer systems, broadband and other communications systems and service providers in connection with the provision of services generally, as well as to facilitate, process and fulfill transactions. Any interruptions, outages or delays in their systems and infrastructures, their businesses and/or third parties, or deterioration in the performance of these systems and infrastructures, could impair our ability to provide services, fulfill orders and/or process transactions. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, acts of war or terrorism, acts of God and similar events or disruptions may damage or interrupt computer, broadband or other communications systems and infrastructures at any time. Any of these events could cause system interruption, delays and loss of critical data, and could prevent us from providing services, fulfilling orders and/or processing transactions. While we have backup systems for certain aspects of our operations, disaster recovery planning by its nature cannot be sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. If any of these adverse events were to occur, it could adversely affect our business, financial conditions and results of operations.

In addition, any penetration of network security or other misappropriation or misuse of personal consumer information could cause interruptions in our operations and subject us to increased costs, litigation and other liabilities. Network security issues could lead to claims against us for other misuse of personal information, such as for unauthorized purposes or identity theft, which could result in litigation and financial liabilities, as well as administrative action from governmental authorities. Security breaches could also significantly damage our reputation with consumers and third parties. It is possible that advances in computer capabilities, new discoveries, undetected fraud, inadvertent violations of company policies or procedures or other developments could result in a compromise of information or a breach of the technology and security processes that are used to protect consumer transaction data. As a result, current security measures may not prevent any or all security breaches. We may be required to expend significant capital and other resources to protect against and remedy any potential or existing security breaches and their consequences. We also face risks associated with security breaches affecting third parties with which we are affiliated or with which we otherwise conduct business. Consumers are generally concerned with security and privacy of the Internet, and any publicized security problems affecting our businesses and/or those of third parties may discourage consumers from doing business with us, which could have an adverse effect on our business, financial condition and results of operations.

The processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.

In the processing of consumer transactions, we receive, transmit and store a large volume of personally identifiable information and other user data. The sharing, use, disclosure and protection of this information are governed by our respective privacy and data security policies. Moreover, there are federal, state and international laws regarding privacy and the storage, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. We could be adversely affected if legislation or regulations are expanded to require changes in business practices or privacy policies, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations.

We may also become exposed to potential liabilities as a result of differing views on the privacy of the consumer and other user data collected by us. Our failure or the failure of the various third-party vendors and service providers with which we do business to comply with applicable privacy policies or federal, state or similar international laws and regulations or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage our reputation, discourage potential users from trying our products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers, one or all of which could adversely affect our business, financial condition and results of operations.

Costs associated with, and our ability to obtain, adequate insurance could adversely affect our profitability and financial condition.

Heightened concerns and challenges regarding property, casualty, liability, business interruption and other insurance coverage have resulted from terrorist and related security incidents. As a result, we may experience increased difficulty obtaining high policy limits of coverage at reasonable costs, including coverage for acts of terrorism. We have a material investment in property and equipment at each of our venues, which are generally located near major cities and which hold events typically attended by a large number of fans. At March 31, 2010, we had property and equipment with a net book value of approximately $785.1 million.

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

Growth or maintenance of our existing revenue depends in part on consistent investment in our venues and our technology. Therefore, we expect to continue to make substantial capital improvements to meet long-term increasing demand, value and revenue. We frequently have a number of significant capital projects underway. Numerous factors, many of which are beyond our control, may influence the ultimate costs and timing of various capital improvements, including:

•	availability of financing on favorable terms;

•	unforeseen changes in design;

•	increases in the cost of materials, equipment and labor;

•	fluctuations in foreign exchange rates;

•	litigation, accidents or natural disasters;

•	national or regional economic changes;

•	additional land acquisition costs;

•	environmental or hazardous conditions; and

•	undetected soil or land conditions.

The amount of capital expenditures can vary significantly from year to year. In addition, actual costs could vary materially from our estimates if the factors listed above and our assumptions about the quality of materials, equipment or workmanship required or the cost of financing such expenditures were to change. Construction is also subject to governmental permitting processes which, if changed, could materially affect the ultimate cost.

We may fail to adequately protect our intellectual property rights or may be accused of infringing upon intellectual property rights of third parties.

We may fail to adequately protect our intellectual property rights or may be accused of infringing upon intellectual property rights of third parties. We regard our intellectual property rights, including patents, service marks, trademarks and domain names, copyrights, trade secrets and similar intellectual property (as applicable) as critical to our success. We also rely heavily upon software codes, informational databases and other components that make up our products and services.

We rely on a combination of laws and contractual restrictions with employees, customers, suppliers, affiliates and others to establish and protect these proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use trade secret or copyrighted intellectual property without authorization which, if discovered, might require legal action to correct. In addition, third parties may independently and lawfully develop substantially similar intellectual properties.

We have generally registered and continue to apply to register, or secure by contract when appropriate, our trademarks and service marks as they are developed and used, and reserve and register domain names as we deem appropriate. We consider the protection of our trademarks to be important for purposes of brand maintenance and reputation. While we vigorously protect our trademarks, service marks and domain names, effective trademark protection may not be available or may not be sought in every country in which we operate, and contractual disputes may affect the use of marks governed by private contract. Similarly, not every variation of a domain name may be available or be registered, even if available. Our failure to protect our intellectual property rights in a meaningful manner or challenges to related contractual rights could result in erosion of brand names and limit our ability to control marketing on or through the Internet using our various domain names or otherwise, which could adversely affect our business, financial condition and results of operations.

Some of our businesses have been granted patents and/or have patent applications pending with the United States Patent and Trademark Office and/or various foreign patent authorities for various proprietary technologies and other inventions. We consider applying for patents or for other appropriate statutory protection when we develop valuable new or improved proprietary technologies or identify inventions, and will continue to consider the appropriateness of filing for patents to protect future proprietary technologies and inventions as circumstances may warrant. The status of any patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, any patent application filed may not result in a patent being issued or existing or future patents may not be adjudicated valid by a court or be afforded adequate protection against competitors with similar technology. In addition, third parties may create new products or methods that achieve similar results without infringing upon patents that we own. Likewise, the issuance of a patent to us does not mean that its processes or inventions will not be found to infringe upon patents or other rights previously issued to third parties.

From time to time, we are subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of the trademarks, copyrights, patents and other intellectual property rights of third parties. In addition, litigation may be necessary in the future to enforce our intellectual property rights, protect trade secrets or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition and results of operations. Patent litigation tends to be particularly protracted and expensive.

We are subject to extensive governmental regulation, and our failure to comply with these regulations could adversely affect our business, financial condition and results of operations.

Our operations are subject to federal, state and local statutes, rules, regulations policies and procedures, both domestically and internationally, which are subject to change at any time, governing matters such as:

•	construction, renovation and operation of our venues;

•	licensing, permitting and zoning, including noise ordinances;

•	human health, safety and sanitation requirements;

•	the service of food and alcoholic beverages;

•	working conditions, labor, minimum wage and hour, citizenship and employment laws;

•	compliance with the ADA and the DDA;

•	historic landmark rules;

•	hazardous and non-hazardous waste and other environmental protection laws;

•	sales and other taxes and withholding of taxes;

•	privacy laws and protection of personally identifiable information;

•	marketing activities via the telephone and online; and

•	primary ticketing and ticket resale services.

Our failure to comply with these laws and regulations could result in fines and/or proceedings against us by governmental agencies and/or consumers, which if material, could adversely affect our business, financial condition and results of operations. In addition, the promulgation of new laws, rules and regulations could restrict or unfavorably impact our business, which could decrease demand for services, reduce revenues, increase costs and/or subject us to additional liabilities. For example, some legislatures have proposed laws in the past that would impose potential liability on us and other promoters and producers of live music events for entertainment taxes and for incidents that occur at our events, particularly relating to drugs and alcohol.

From time to time, federal, state and local authorities and/or consumers commence investigations, inquiries or litigation with respect to our compliance with applicable consumer protection, advertising, unfair business practice, antitrust (and similar or related laws) and other laws. Our businesses have historically cooperated with authorities in connection with these investigations and have satisfactorily resolved each such material investigation, inquiry or litigation. We and our TicketsNow business are currently subject to agreements with the States of New Jersey and Illinois and the FTC which govern, and in certain cases place limitations on, our ticketing resale practices. Our competitors in the secondary ticket sales market are not, to our knowledge, bound by such limitations and as a result, we may be at a competitive disadvantage. Other states and Canadian provinces have commenced investigations or inquiries regarding the relationship between us and TicketsNow. We have incurred significant legal expenses in connection with the defense of governmental investigations and litigation in the past and will be required to incur additional expenses in the future regarding such investigations and litigation. In the case of antitrust (and similar or related) matters, any adverse outcome could limit or prevent us from engaging in the ticketing business generally (or in a particular market thereof) or subject us to potential damage assessments, all of which could have a material adverse effect on our business, financial condition and results of operations.

We depend upon unionized labor for the provision of some of our services and any work stoppages or labor disturbances could disrupt our business.

The stagehands at some of our venues and other employees are subject to collective bargaining agreements. Our union agreements typically have a term of three years and thus regularly expire and require negotiation in the course of our business. Upon the expiration of any of our collective bargaining agreements, however, we may be unable to negotiate new collective bargaining agreements on terms favorable to us, and our business operations may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating our collective bargaining agreements. In addition, our business operations at one or more of our facilities may also be interrupted as a result of labor disputes by outside unions attempting to unionize a venue even though we do not have unionized labor at that venue currently. A work stoppage at one or more of our owned and/or operated venues or at our promoted events could have a material adverse effect on our business, results of operations and financial condition. We cannot predict the effect that a potential work stoppage will have on our business.

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

Additionally, the market potential of live music venue sites cannot be precisely determined and our live music venues may face competition in markets from unexpected sources. Newly constructed live music venues may not perform up to our expectations. We face significant competition for potential live music venue locations and for opportunities to acquire existing live music venues. Because of this competition, we may be unable to add to or maintain the number of our live music venues on terms we consider acceptable.

Our revenues depend in part on the promotional success of our marketing campaigns, and there can be no assurance that such advertising, promotional and other marketing campaigns will be successful or will generate revenue or profits.

Similar to many companies, we spend significant amounts on advertising, promotional, branding and other marketing campaigns for our live music events, the Live Nation, Ticketmaster, www.ticketmaster.com, www.livenation.com and other brand names and other business activities. Such marketing activities include, among others, promotion of ticket sales, premium seat sales, hospitality and other services for our events and venues, advertising associated with our distribution of related souvenir merchandise and apparel and search engine optimization and paid search engine marketing for our e-commerce Internet sites. During 2009, on a combined basis for the Merger, we spent approximately 4.3% of our revenue on marketing, including advertising. There can be no assurance that such advertising, promotional, branding and other marketing campaigns will be successful or will generate revenue or profits.

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

The occurrence and threat of extraordinary events, such as terrorist attacks, intentional or unintentional mass-casualty incidents, natural disasters or similar events, may substantially decrease the use of and demand for our services and the attendance at live music events, which may decrease our revenue or expose us to substantial liability. The terrorism and security incidents in the past, military actions in foreign locations and periodic elevated terrorism alerts have raised numerous challenging operating factors, including public concerns regarding air travel, military actions and additional national or local catastrophic incidents, causing a nationwide disruption of commercial and leisure activities.

Following past terrorism actions, some artists refused to travel or book tours, which adversely affected our business. The occurrence or threat of future terrorist attacks, military actions by the United States or others, contagious disease outbreaks, natural disasters such as earthquakes and severe floods or similar events cannot be predicted, and their occurrence can be expected to negatively affect the economies of the United States and other foreign countries where we do business.

Risks Relating to Our Common Stock

We cannot predict the prices at which our common stock may trade.

Our stock price has fluctuated between $2.47 and $24.09 over the past three years. The market price of our common stock may continue to fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

•	our quarterly or annual earnings, or those of other companies in our industry;

•	actual or anticipated fluctuations in our operating results due to the seasonality of our business and other factors related to our business;

•	our loss or inability to obtain significant popular artists;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	announcements by us or our competitors of significant contracts, acquisitions or divestitures;

•	the publication by securities analysts of financial estimates or reports about our business;

•	changes by securities analysts of earnings estimates or reports or our inability to meet those estimates or achieve any goals described in those reports;

•	the disclosure of facts about our business that may differ from those assumed by securities analysts in preparing their estimates or reports about us;

•	the operating and stock price performance of other comparable companies;

•	overall market fluctuations; and

•	general economic conditions.

In particular, the realization of any of the risks described in these Risk Factors could have a significant and adverse impact on the market price of our common stock.

In addition, in the past, some companies that have had volatile market prices for their securities have been subject to securities class action suits filed against them. If a suit were to be filed against us, regardless of the outcome, it could result in substantial legal costs and a diversion of our management’s attention and resources. This could have a material adverse effect on our business, results of operations and financial condition.

Our corporate governance documents, rights agreement and Delaware law may delay or prevent an acquisition of us that stockholders may consider favorable, which could decrease the value of our common stock.

Our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of the board of directors. These provisions include restrictions on the ability of our stockholders to remove directors and supermajority voting requirements for stockholders to amend our organizational documents, a classified board of directors and limitations on action by our stockholders by written consent. In addition, the board of directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Delaware law, for instance, also imposes some restrictions on mergers and other business combinations between any holder of 15% or more of our outstanding common stock and us. Although we believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics and thereby provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with the board of directors, these provisions apply even if the offer may be considered beneficial by some stockholders.

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

We have also adopted a stockholder rights plan intended to deter hostile or coercive attempts to acquire us. Under the plan, if any person or group acquires, or begins a tender or exchange offer that could result in such person acquiring, 15% or more of our common stock, and in the case of certain Schedule 13G filers, 20% or more of our common stock, and in the case of Liberty Media and certain of its affiliates, more than 35% of our common stock, without approval of the board of directors under specified circumstances, our other stockholders have the right to purchase shares of our common stock, or shares of the acquiring company, at a substantial discount to the public market price. Therefore, the plan makes an acquisition much more costly to a potential acquirer.

In addition, the terms of our senior secured credit facility provide that the lenders can require us to repay all outstanding indebtedness upon a change of control. These provisions make an acquisition more costly to a potential acquirer.

We have no plans to pay dividends on our common stock, which could affect its market price.

We currently intend to retain any future earnings to finance the growth, development and expansion of our business and/or to repay existing indebtedness. Accordingly, we do not intend to declare or pay any dividends on our common stock for the foreseeable future. The declaration, payment and amount of future dividends, if any, will be at the sole discretion of the board of directors after taking into account various factors, including our financial condition, results of operations, cash flow from operations, current and anticipated capital requirements and expansion plans, the income tax laws then in effect and the requirements of Delaware law. In addition, the agreement governing our senior secured credit facility includes restrictions on our ability to pay cash dividends without meeting certain financial ratios and obtaining the consent of the lenders. Accordingly, holders of common stock will not receive cash payments on their investment and the market price may be adversely affected.

Future sales or other issuances of our common stock could adversely affect its market price.

We have a large number of shares of common stock outstanding and available for resale beginning at various points in time in the future. Sales of a substantial number of shares of our common stock in the public market, or the possibility that these sales may occur, could cause the market price for our common stock to decline. As of March 31, 2010, there were 172.6 million shares of our common stock outstanding (including 3.0 million shares of unvested restricted stock awards and excluding 2.1 million shares held in treasury), 1.2 million shares issuable from unvested restricted stock unit and performance stock unit awards, 7.4 million shares of common stock issuable from options currently exercisable at a weighted average exercise price of $16.57 per share, 8.1 million shares issuable from the conversion of our 2.875% convertible notes and a warrant to purchase 0.5 million shares of common stock at an exercise price of $13.73.

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

Conversion of our convertible notes may dilute the ownership interest of existing stockholders and may affect our per share results and the trading price of our common stock.

The issuance of shares of our common stock upon conversion of our convertible notes may dilute the ownership interests of existing stockholders. Issuances of stock on conversion may also affect our per share results of operations. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock.

We can issue preferred stock without stockholder approval, which could materially adversely affect the rights of common stockholders.

Our certificate of incorporation authorizes us to issue “blank check” preferred stock, the designation, number, voting powers, preferences and rights of which may be fixed or altered from time to time by the board of directors. Our subsidiaries may also issue additional shares of preferred stock. Accordingly, the board of directors has the authority, without stockholder approval, to issue preferred stock with rights that could materially adversely affect the voting power or other rights of the common stockholders or the market value of the common stock.

Risks Relating to the Separation

The Separation could result in significant tax liability to our initial public stockholders.

In connection with the Separation, Clear Channel received a private letter ruling from the IRS substantially to the effect that the distribution of our common stock to its stockholders qualified as a tax-free distribution for United States federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended, or the Code. Although a private letter ruling from the IRS generally is binding on the IRS, if the factual representations or assumptions made in the letter ruling request are untrue or incomplete in any material respect, we will not be able to rely on the ruling.

Furthermore, the IRS will not rule on whether a distribution satisfies certain requirements necessary to obtain tax-free treatment under Section 355 of the Code. Rather, the ruling is based upon representations by Clear Channel that these conditions have been satisfied, and any inaccuracy in such representations could invalidate the ruling. Therefore, in addition to obtaining the ruling from the IRS, Clear Channel also obtained a legal opinion that the Separation will qualify as a tax-free distribution for United States federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. The opinion relies on the ruling as to matters covered by the ruling. In addition, the opinion is based on, among other things, certain assumptions and representations as to factual matters made by Clear Channel and us, which if incorrect or inaccurate in any material respect would jeopardize the conclusions reached by counsel in its opinion. The opinion is not binding on the IRS or the courts, and the IRS or the courts may not agree with the opinion.

Notwithstanding receipt by Clear Channel of the ruling and opinion of counsel, the IRS could assert that the Separation does not qualify for tax-free treatment for United States federal income tax purposes. If the IRS were successful in taking this position, our initial public stockholders could be subject to significant United States federal income tax liability. In general, our initial public stockholders could be subject to tax as if they had received a taxable distribution equal to the fair market value of our common stock that was distributed to them.

The Separation could result in significant tax-related liabilities to us.

As discussed above, notwithstanding receipt by Clear Channel of the ruling and the opinion of counsel, the IRS could assert that the Separation did not qualify for tax-free treatment for United States federal income tax purposes. If the IRS were successful in taking this position, Clear Channel could be subject to a significant United States federal income tax liability. In general, Clear Channel would be subject to tax as if it had sold our common stock in a taxable sale for its fair market value. In addition, even if the Separation otherwise were to qualify under Section 355 of the Code, it may be taxable to Clear Channel as if it had sold our common stock in a taxable sale for its fair market value under Section 355(e) of the Code, if the Separation were later deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire directly or indirectly stock representing a 50% or greater interest in Clear Channel or us. For this purpose, any acquisitions of Clear Channel stock or of our stock within the period beginning two years before the Separation and ending two years after the Live Nation Spin-off are presumed to be part of such a plan, although we or Clear Channel may be able to rebut that presumption.

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

Each member of the Clear Channel consolidated group, which includes Clear Channel, us and our subsidiaries through December 21, 2005, and Clear Channel’s other subsidiaries, is jointly and severally liable for the United States federal income tax liability of each other member of the consolidated group. Consequently, we could be liable in the event any such liability is incurred, and not discharged, by any other member of the Clear Channel consolidated group. Disputes or assessments could arise during future audits by the IRS in amounts that we cannot quantify. In addition, Clear Channel recognized a capital loss for United States federal income tax purposes in connection with the Live Nation Spin-off. If Clear Channel were unable to deduct such capital loss for United States federal income tax purposes as a result of any action we take following the Separation or our breach of a relevant representation or covenant made by us in the tax matters agreement, we have agreed in the tax matters agreement to indemnify Clear Channel for the lost tax benefits that Clear Channel would have otherwise realized if it were able to deduct this loss.

Risks Relating to the Spin-off from IAC

If the Spin-off from InterActiveCorp, or IAC, or one or more of the spin-offs of the other IAC subsidiaries from IAC that occurred on the same date, were to fail to qualify as a transaction that is generally tax-free for United States federal income tax purposes, Ticketmaster may be subject to significant tax liabilities.

In connection with IAC’s spin-off of each of the Spincos, IAC received a private letter ruling from the IRS regarding the qualification of these spin-offs as transactions that are generally tax-free for United States federal income tax purposes. IAC’s spin-off of each of the Spincos is referred to collectively as the IAC spin-offs. IAC also received an opinion of counsel regarding certain aspects of the transaction that were not covered by the private letter ruling. Notwithstanding the IRS private letter ruling and opinion of counsel, the IRS could determine that one or more of the IAC spin-offs should be treated as a taxable distribution if it determines that any of the representations, statements or assumptions or undertakings that were included in the request for the IRS private letter ruling are false or have been violated or if it disagrees with the conclusions in the opinion of counsel that are not covered by the IRS ruling. In addition, if any of the representations, statements or assumptions upon which the opinion of counsel was based were or become inaccurate, the opinion may be invalid.

If any of the IAC spin-offs were to fail to qualify as a transaction that is generally tax-free for United States federal income tax purposes, then IAC would incur material income tax liabilities for which Ticketmaster could be liable. Under applicable federal income tax rules, Ticketmaster is severally liable for any federal income taxes imposed on IAC with respect to taxable periods during which Ticketmaster was a member of IAC’s consolidated federal income tax return group, including the period in which the IAC spin-offs were consummated. Under the Tax Sharing Agreement that Ticketmaster entered into with IAC and the other Spincos, Ticketmaster generally is required to indemnify IAC and the other Spincos for any taxes resulting from the Spin-off to the extent such amounts resulted from (i) any act or failure to act by Ticketmaster described in the covenants in the Tax Sharing Agreement, (ii) any acquisition of equity securities or assets of Ticketmaster or (iii) any breach by Ticketmaster of any representation or covenant contained in the spin-off documents or in the documents relating to the IRS private letter ruling and/or tax opinions. Corresponding indemnification provisions also apply to the other Spincos. Ticketmaster is entitled to indemnification from IAC, among other things, if, Ticketmaster is liable for, or otherwise required to make a payment in respect of, a Spin-off tax liability for which Ticketmaster is not responsible under the Tax Sharing Agreement and, if applicable, is unable to collect from the Spinco responsible for such liability under the Tax Sharing Agreement. Ticketmaster’s ability to collect under these indemnity provisions would depend on the financial position of the indemnifying party.

Certain transactions in IAC, Ticketmaster, or other Spinco equity securities could cause one or more of the IAC spin-offs to be taxable to IAC and may give rise to indemnification obligations of Ticketmaster under the Tax Sharing Agreement.

Current United States federal income tax law creates a presumption that any of the IAC spin-offs would be taxable to IAC if it is part of a “plan or series of related transactions” pursuant to which one or more persons acquire directly or indirectly stock representing a 50% or greater interest (by vote or value) in IAC or a Spinco (including Ticketmaster). Acquisitions that occur during the four-year period that begins two years before the date of a spin-off are presumed to occur pursuant to a plan or series of related transactions, unless it is established that the acquisition is not pursuant to a plan or series of transactions that includes the spin-off.

These rules limit Ticketmaster’s ability during the two-year period following the Spin-off to enter into certain transactions that might be advantageous to Ticketmaster and its stockholders, particularly issuing equity securities to satisfy financing needs, repurchasing equity securities, and, under certain circumstances, acquiring businesses or assets with equity securities or agreeing to be acquired. Under the Tax Sharing Agreement, there are restrictions on Ticketmaster’s ability to take such actions for a period of 25 months from the day after the date of the Spin-off. Entering into the merger agreement with Live Nation did not violate these restrictions because, prior to entering into the agreement, Ticketmaster provided IAC with an unqualified opinion of tax counsel contemplated by the Tax Sharing Agreement and IAC confirmed that the opinion was satisfactory to IAC.

In addition to actions of IAC and the Spincos (including Ticketmaster), certain transactions that are outside their control and therefore not subject to the restrictive covenants contained in the Tax Sharing Agreement, such as a sale or disposition of the stock of IAC or the stock of a Spinco by certain persons that own five percent or more of any class of stock of IAC or a Spinco could have a similar effect on the tax-free status of a spin-off as transactions to which IAC or a Spinco is a party.

As a result of these rules, even if each IAC spin-off otherwise qualifies as a transaction that is generally tax-free for United States federal income tax purposes, transactions involving Spinco or IAC equity securities (including transactions by certain significant stockholders) could cause IAC to recognize taxable gain with respect to the stock of the Spinco as described above. Although the restrictive covenants and indemnification provisions contained in the Tax Sharing Agreement are intended to minimize the likelihood that such an event will occur, one or more of the IAC spin-offs may become taxable to IAC as a result of transactions in IAC or Spinco equity securities. As discussed previously, Ticketmaster could be liable for such taxes under the Tax Sharing Agreement or under applicable federal income tax rules.

In connection with the Merger, Ticketmaster received (i) two unqualified opinions of tax counsel (one dated as of the date of execution of the definitive merger agreement and one dated as of the closing date of the Merger) that the transaction as contemplated in the definitive merger agreement will not have an adverse tax effect on the Spin-off, and (ii) IAC’s written acknowledgement that the closing date opinion was in form and substance satisfactory to IAC. However, the IRS may disagree with the conclusions in these opinions of counsel and determine that the Merger caused the Spin-off to be taxable to IAC. Were this to occur and that position were sustained, Ticketmaster would be required to make material indemnification payments to IAC.

The spin-off agreements were not the result of arm’s length negotiations.

The agreements that Ticketmaster entered into with IAC and the other Spincos in connection with the IAC spin-offs, including the Separation and Distribution Agreement, Tax Sharing Agreement, Employee Matters Agreement and Transition Services Agreement, were established by IAC, in consultation with the Spincos, with the intention of maximizing the value to

IAC’s then-current shareholders. Accordingly, the terms for Ticketmaster may not be as favorable as would have resulted from negotiations among unrelated third parties.

Risks Relating to the Merger

The Merger resulted in changes to our board and management that may affect our strategy.

Upon completion of the Merger, the composition of the board of directors and management team changed in accordance with the merger agreement, as seven new members from Ticketmaster were appointed to our board. In addition, we have a new Executive Chairman and a new Chairman of the board of directors. This new board and management may affect the business strategy and operating decisions of the combined company.

Although we expect that the Merger will result in benefits to us, we may not realize those benefits because of integration difficulties and other challenges.

The Merger involves the integration of two companies that have previously operated independently with separate principal offices. The combined company will be required to devote significant management attention and resources to integrating the two companies. The success of the combination of Live Nation and Ticketmaster will be dependent in large part on the success of our management in integrating the operations, technologies and personnel of the two companies. Our failure to meet the challenges involved in successfully completing the integration of the operations of Live Nation and Ticketmaster or to otherwise realize any of the anticipated benefits of the Merger, including additional revenue opportunities, could impair our results of operations. Challenges involved in this integration include, without limitation:

•	integrating successfully each company’s operations, technologies, products and services;

•	reducing the costs associated with operations; and

•	combining the corporate cultures, maintaining employee morale and retaining key employees.

We may not successfully complete the integration of the operations in a timely manner, and we may not realize the anticipated benefits or synergies of the Merger to the extent, or in the timeframe, anticipated. The anticipated benefits and synergies include cost savings associated with anticipated restructurings and other operational efficiencies, and revenue enhancement opportunities. However, these anticipated benefits and synergies assume a successful integration and are based on projections, which are inherently uncertain, and other assumptions. Even if integration is successful, anticipated benefits and synergies may not be achieved.

In connection with the Merger, we became subject to a proposed Final Judgment imposing certain obligations on us, and, in addition, the United States Department of Justice or the United States District Court may seek to modify the terms of the proposed Final Judgment before it is entered as final and any such changes could negatively impact Live Nation’s business.

On January 25, 2010, the DOJ and several State Attorneys General jointly filed with the United States District Court for the District of Columbia a Complaint against the proposed merger between Live Nation and Ticketmaster and a proposed Final Judgment, or the proposed Final Judgment, that imposes certain obligations on us in order to address the issues the DOJ raised in its complaint. Among other things, the proposed Final Judgment requires us to offer a license to the Ticketmaster Host ticketing technology to AEG, to divest Ticketmaster’s Paciolan ticketing business to a DOJ-approved purchaser within 60 days, to agree to abide by certain behavioral remedies that prevent us from engaging in retaliatory business tactics or improper trying arrangements and to provide periodic reports to the DOJ about our compliance with the proposed Final Judgment. The proposed Final Judgment is subject to a 60-day public comment period, after which time the court may enter the Final Judgment as written, or it may modify the order. The Final Judgment will be in effect and will bind us for ten years from the date that the court enters it. We stipulated to an interim Hold Separate order on January 25, 2010 that commits us to complying with the terms of the proposed Final Judgment until a Final Judgment is entered by the court.

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

The terms of Live Nation Worldwide’s agreement with CTS will cause Live Nation Worldwide to incur ongoing costs and could reduce operational efficiencies that the combined company might otherwise obtain through the Merger, and CTS has submitted a request for arbitration asserting that Live Nation Worldwide is in breach of its obligations under the CTS agreement.

Live Nation Worldwide, Inc., or Live Nation Worldwide, and CTS are parties to an agreement, or the CTS agreement, pursuant to which CTS licenses intellectual property to Live Nation Worldwide that was, prior to the Merger, core to Live Nation’s in-house ticketing platform for the United States. In Europe, the CTS agreement generally requires Live Nation Worldwide’s use of CTS’s ticketing platform, rather than a software license. Under the terms of the CTS agreement, Live Nation Worldwide will be required to take actions and incur expenses, and may be limited in actions it can take, which could limit the ability of Live Nation and Ticketmaster to fully integrate their ticketing platforms successfully and realize the full operational efficiencies that the combined company might otherwise obtain through the Merger.

For events in North America, CTS is generally entitled to receive, during the 10-year term of the CTS agreement, a per ticket license fee upon the sale of certain tickets that Live Nation Worldwide or any of certain of its subsidiaries, which are collectively referred to as the Live Nation Worldwide entities, have the right to distribute. This per ticket fee for events in North America is payable to CTS regardless of whether the combined company chooses to use the CTS ticketing platform, Ticketmaster’s ticketing platform or another ticketing platform for the sale of tickets that the Live Nation Worldwide entities have the right to distribute. In addition, for events in certain European countries outside of the United Kingdom, Live Nation Worldwide generally is required, during a 10-year term, to exclusively book on the CTS ticketing platform all tickets that the Live Nation Worldwide entities have the right to distribute (or, to the extent other ticketing platforms are used, Live Nation Worldwide is generally required to pay to CTS the same fee that would have been payable had the CTS platform been used). For events in the United Kingdom, Live Nation Worldwide is required, for a 10-year term, to (i) book on the CTS ticketing platform all tickets controlled by Live Nation Worldwide entities that are not allocated by Live Nation Worldwide for sale through other sales channels and (ii) to offer for sale on the CTS UK website a portion of the tickets controlled by the Live Nation Worldwide entities. Finally, the Live Nation Worldwide entities are precluded from offering primary market ticketing services to third parties in certain European countries during the term of the CTS agreement. In addition, during the two-year period following the completion of the Merger, CTS has the right to terminate the CTS agreement upon six months advance notice.

On April 5, 2010, CTS filed a request for arbitration with the International Court of Arbitration of the International Chamber of Commerce, or ICC, pursuant to the CTS agreement. In its request for arbitration, CTS asserts, among other things, that (i) the terms of the CTS agreement, including the North America per ticket license fee, European exclusivity obligations and United Kingdom distribution obligations described above, apply to tickets sold and distributed by Ticketmaster (which is not a subsidiary of Live Nation Worldwide), (ii) Ticketmaster’s sales and distribution of tickets following the completion of the Merger have resulted in various breaches of Live Nation Worldwide’s obligations under the CTS agreement, (iii) Live Nation has failed to allocate the proper number of tickets to CTS’s system in the United Kingdom and (iv) the Merger and Live Nation’s subsequent actions have breached the implied covenant of good faith and fair dealing. In its request for arbitration, CTS seeks relief in the form of a declaration that Live Nation and Live Nation Worldwide are in breach of the CTS agreement and the implied covenant of good faith and fair dealing, unspecified damages resulting from such breaches and specific performance of Live Nation Worldwide’s obligations under the CTS agreement. Live Nation has not yet responded to the request for arbitration or filed its counterclaims, and no date has been set for any arbitral proceeding relating to CTS’s claims. Although Live Nation believes that CTS’s claims are without merit and inconsistent with the terms of the CTS agreement and that it has various defenses and counterclaims, including, without limitation, claims that CTS has breached the CTS agreement by failing to provide a ticketing platform that meets the minimum contractual standards imposed by the terms of the CTS agreement, an ICC arbitration panel could find in favor of some or all of the claims asserted by CTS in its request for arbitration and award damages or other remedies which could require Live Nation to take actions and incur expenses that would limit the ability of Live Nation and Ticketmaster to fully integrate their ticketing platforms successfully and realize the full operational efficiencies that the combined company might otherwise obtain through the Merger.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

Our annual meeting of stockholders was held January 8, 2010. The stockholders approved the issuance of Live Nation common stock in the Merger contemplated by the Merger Agreement.

The stockholders approved the amendment of the Live Nation’s certificate of incorporation to change the company’s name to “Live Nation Entertainment, Inc.” after the completion of the Merger with Ticketmaster.

Ariel Emanuel, Randall T. Mays and Connie McCombs McNab were elected as Class III directors, each to serve a three-year term expiring in 2012 or until their successors are elected or their earlier resignation or removal.

The stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2009.

The stockholders approved the amendment of the Live Nation, Inc. 2005 Stock Incentive Plan, as Amended and Restated, to among other things, increase the aggregate number of shares of common stock that may be issued under the plan.

The results of voting at the annual meeting of stockholders were as follows:

Proposal No. 1 - Issuance of Live Nation common stock in the Merger contemplated by the Agreement and Plan of Merger
For	Against	Abstained
65,047,446	105,657	6,982

Proposal No. 2 - Change the company’s name to Live Nation Entertainment, Inc.
For	Against	Abstained
68,555,820	64,143	8,750

Proposal No. 3 - Election of Directors
Nominees	For	Withheld
Ariel Emanuel	47,400,131	17,759,954
Randall T. Mays	64,983,864	176,221
Connie McCombs McNab	64,838,755	321,330

Proposal No. 4 - Ratification of Ernst & Young LLP as the company’s independent registered public accounting firm for 2009
For	Against	Abstained
68,559,710	53,490	15,513

Proposal No. 5 - Amendment to Live Nation, Inc. 2005 Stock Incentive Plan, as Amended and Restated, to increase aggregate number of shares that may be issued
For	Against	Abstained
62,925,076	2,228,008	7,001

Item 6.	Exhibits

		Incorporated by Reference					Filed Herewith
Exhibit No .	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By
2.1	Agreement and Plan of Merger, dated February 10, 2009, between Ticketmaster Entertainment, Inc. and Live Nation, Inc.	8-K	001-32601	2.1	2/13/2009	Live Nation Entertainment, Inc.

3.1	Amended and Restated Certificate of Incorporation of Live Nation Entertainment, Inc., as amended.	10-K	001-32601	3.1	2/25/2010	Live Nation Entertainment, Inc.

3.2	Second Amended and Restated Bylaws of Live Nation, Inc.	8-K	001-32601	3.2	1/29/2010	Live Nation Entertainment, Inc.

3.3	Certificate of Formation of LN-TM Merger Sub, LLC, dated January 22, 1010.	8-K		3.1	2/5/2010	Ticketmaster Entertainment, LLC

3.4	Limited Liability Company Agreement of LN-TM Merger Sub, LLC, dated January 22, 2010.	8-K		3.2	2/5/2010	Ticketmaster Entertainment, LLC

10.1 §	Employment Agreement, effective February 1, 2007, between Live Nation Worldwide, Inc. and Nathan Hubbard.						X

10.2 §	First Amendment to Employment Agreement, effective February 1, 2007, between Live Nation Worldwide, Inc. and Nathan Hubbard.						X

10.3	Note, dated January 24, 2010, among Ticketmaster Entertainment, Inc., the Azoff Family Trust of 1997 and Irving Azoff.	10-K	001-32601	10.17	2/25/2010	Live Nation Entertainment, Inc.

10.4	Fourth Supplemental Indenture, dated January 25, 2010, to the Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors named therein and The Bank of New York Mellon, as Trustee.	8-K	001-32601	4.1	1/29/2010	Live Nation Entertainment, Inc.

10.5	Registration Rights Agreement, dated January 25, 2010, among Live Nation, Inc., Liberty Media Corporation and Liberty Media Holdings USA, LLC.	8-K	001-32601	10.1	1/29/2010	Live Nation Entertainment, Inc.

10.6	Form of Indemnification Agreement.	10-K	001-32601	10.23	2/25/2010	Live Nation Entertainment, Inc.

10.7 §	Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	S-8	333-164507	10.1	1/26/2010	Live Nation Entertainment, Inc.

10.8 §	Amended and Restated Live Nation, Inc. Stock Bonus Plan.	8-K	001-32601	10.1	1/25/2010	Live Nation Entertainment, Inc.

31.1	Certification of Chief Executive Officer.						X

31.2	Certification of Chief Financial Officer.						X

32.1	Section 1350 Certification of Chief Executive Officer.						X

32.2	Section 1350 Certification of Chief Financial Officer.						X

§	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2010.

LIVE NATION ENTERTAINMENT, INC.

By:	/S/ BRIAN CAPO
Brian Capo
Chief Accounting Officer

EXHIBIT INDEX

		Incorporated by Reference					Filed Here With
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By
2.1	Agreement and Plan of Merger, dated February 10, 2009, between Ticketmaster Entertainment, Inc. and Live Nation, Inc.	8-K	001-32601	2.1	2/13/2009	Live Nation Entertainment, Inc.

3.1	Amended and Restated Certificate of Incorporation of Live Nation Entertainment, Inc., as amended.	10-K	001-32601	3.1	2/25/2010	Live Nation Entertainment, Inc.

3.2	Second Amended and Restated Bylaws of Live Nation, Inc.	8-K	001-32601	3.2	1/29/2010	Live Nation Entertainment, Inc.

3.3	Certificate of Formation of LN-TM Merger Sub, LLC, dated January 22, 1010.	8-K		3.1	2/5/2010	Ticketmaster Entertainment, LLC

3.4	Limited Liability Company Agreement of LN-TM Merger Sub, LLC, dated January 22, 2010.	8-K		3.2	2/5/2010	Ticketmaster Entertainment, LLC

10.1 §	Employment Agreement, effective February 1, 2007, between Live Nation Worldwide, Inc. and Nathan Hubbard.						X

10.2 §	First Amendment to Employment Agreement, effective February 1, 2007, between Live Nation Worldwide, Inc. and Nathan Hubbard.						X

10.3	Note, dated January 24, 2010, among Ticketmaster Entertainment, Inc., the Azoff Family Trust of 1997 and Irving Azoff.	10-K	001-32601	10.17	2/25/2010	Live Nation Entertainment, Inc.

10.4	Fourth Supplemental Indenture, dated January 25, 2010, to the Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors named therein and The Bank of New York Mellon, as Trustee.	8-K	001-32601	4.1	1/29/2010	Live Nation Entertainment, Inc.

10.5	Registration Rights Agreement, dated January 25, 2010, among Live Nation, Inc., Liberty Media Corporation and Liberty Media Holdings USA, LLC.	8-K	001-32601	10.1	1/29/2010	Live Nation Entertainment, Inc.

10.6	Form of Indemnification Agreement.	10-K	001-32601	10.23	2/25/2010	Live Nation Entertainment, Inc.

10.7 §	Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	S-8	333-164507	10.1	1/26/2010	Live Nation Entertainment, Inc.

10.8 §	Amended and Restated Live Nation, Inc. Stock Bonus Plan.	8-K	001-32601	10.1	1/25/2010	Live Nation Entertainment, Inc.

31.1	Certification of Chief Executive Officer.						X

31.2	Certification of Chief Financial Officer.						X

32.1	Section 1350 Certification of Chief Executive Officer.						X

32.2	Section 1350 Certification of Chief Financial Officer.						X

§	Management contract or compensatory plan or arrangement.