Form 10-Q
period 2010-06-30
Live Nation Entertainment, Inc.
filed 2010-08-05
CIK 1335258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010,

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

On July 30, 2010, there were 173,468,592 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 3,213,606 shares of unvested restricted stock awards and excluding 2,000,597 shares held in treasury.

LIVE NATION ENTERTAINMENT, INC.

LIVE NATION ENTERTAINMENT, INC.

GLOSSARY OF KEY TERMS

AMG	Academy Music Holdings Limited Group
AOI	Adjusted operating income (loss)
ASC	FASB Accounting Standards Codification
ATC	ATC Aviation, Inc.
ASU	FASB Accounting Standards Updates
Azoff Trust	The Azoff Family Trust of 1997, of which Irving Azoff is co-Trustee
Brand New Live	Brand New Live B.V.
Clear Channel	Clear Channel Communications, Inc.
Comcast	Comcast-Spectacor, L.P.
Company	Live Nation Entertainment, Inc.
CTS	CTS Eventim AG
DOJ	United States Department of Justice
FASB	Financial Accounting Standards Board
FLMG	FLMG Holdings Corp., a wholly-owned subsidiary of Live Nation
Front Line	Front Line Management Group, Inc.
GAAP	United States Generally Accepted Accounting Principles
IAC	IAC/InterActiveCorp
IRS	United States Internal Revenue Service
Liberty Media	Liberty Media Corporation
Live Nation	Live Nation Entertainment, Inc., formerly known as Live Nation, Inc.
Merger	Merger between Live Nation, Inc. and Ticketmaster Entertainment, Inc. announced in February 2009 and consummated in January 2010
Merger Agreement	Agreement and Plan of Merger, dated February 10, 2009 and consummated on January 25, 2010, between Live Nation, Inc. and Ticketmaster Entertainment, Inc.
OCI	Other comprehensive income (loss)
Paciolan	Paciolan, Inc.
Parcolimpico	Parcolimpico S.r.l.
SEC	United States Securities and Exchange Commission
Separation	The contribution and transfer by Clear Channel of substantially all of its entertainment assets and liabilities to Live Nation
Spincos	Collective referral to Ticketmaster and other companies spun off from IAC on August 20, 2008
Tecjet	Tecjet Limited
Ticketmaster

For periods prior to May 6, 2010, Ticketmaster means Ticketmaster Entertainment LLC and its predecessor companies (including without limitation Ticketmaster Entertainment, Inc.); for periods on and after May 6, 2010, Ticketmaster means the Ticketmaster ticketing business of the Company

TicketsNow	TNow Entertainment Group, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(unaudited)	(audited)
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$999,928	$236,955
Accounts receivable, less allowance of $9,429 as of June 30, 2010 and $8,230 as of December 31, 2009	365,034	176,179
Prepaid expenses	549,508	277,599
Other current assets	62,882	27,133

Total current assets	1,977,352	717,866

Property, plant and equipment
Land, buildings and improvements	873,019	875,958
Computer equipment and capitalized software	176,638	131,875
Furniture and other equipment	161,538	156,756
Construction in progress	27,991	17,398

	1,239,186	1,181,987
Less accumulated depreciation	474,189	432,003

	764,997	749,984
Intangible assets
Definite-lived intangible assets—net	967,152	442,641
Indefinite-lived intangible assets	381,983	28,248
Goodwill	1,164,555	204,672

Investments in nonconsolidated affiliates	29,027	2,077
Other long-term assets	224,833	196,271

Total assets	$5,509,899	$2,341,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, client accounts	$370,634	$-
Accounts payable	133,953	50,844
Accrued expenses	436,885	357,138
Deferred revenue	742,518	284,536
Current portion of long-term debt	46,522	41,032
Other current liabilities	81,809	18,684

Total current liabilities	1,812,321	752,234

Long-term debt, net	1,692,128	699,037
Long-term deferred income taxes	200,806	30,480
Other long-term liabilities	195,632	94,567
Series A and Series B redeemable preferred stock	-	40,000
Commitments and contingent liabilities (Note 8)

Redeemable noncontrolling interests	120,207	-

Stockholders’ equity
Common stock	1,722	860
Additional paid-in capital	2,037,653	1,090,572
Accumulated deficit	(580,356)	(433,785)
Cost of shares held in treasury	(9,629)	(9,529)
Accumulated other comprehensive income (loss)	(60,878)	4,199

Total Live Nation Entertainment, Inc. stockholders’ equity	1,388,512	652,317
Noncontrolling interests	100,293	73,124

Total stockholders’ equity	1,488,805	725,441

Total liabilities and stockholders’ equity	$5,509,899	$2,341,759

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands except share and per share data)
Revenue	$1,266,598	$1,047,216	$1,989,551	$1,532,128
Operating expenses:
Direct operating expenses	897,004	838,731	1,382,157	1,211,791
Selling, general and administrative expenses	252,372	154,606	483,643	295,508
Depreciation and amortization	62,957	35,503	122,276	77,586
Loss (gain) on sale of operating assets	(637)	(718)	3,934	(982)
Corporate expenses	21,882	12,352	59,006	25,884
Acquisition transaction expenses	6,394	14,877	15,411	18,735

Operating income (loss)	26,626	(8,135)	(76,876)	(96,394)

Interest expense	29,854	15,864	56,359	33,119
Loss on extinguishment of debt	21,172	-	21,172	-
Interest income	(769)	(576)	(1,443)	(1,566)
Equity in earnings of nonconsolidated affiliates	(1,708)	(633)	(2,255)	(816)
Other expense (income)—net	(565)	(1,087)	(1,633)	607

Loss from continuing operations before income taxes	(21,358)	(21,703)	(149,076)	(127,738)
Income tax expense (benefit):
Current	5,682	9,177	3,840	10,876
Deferred	5,633	(574)	(7,855)	(2,187)

Loss from continuing operations	(32,673)	(30,306)	(145,061)	(136,427)
Income (loss) from discontinued operations, net of tax	(377)	3,498	(680)	6,462

Net loss	(33,050)	(26,808)	(145,741)	(129,965)

Net income (loss) attributable to noncontrolling interests	1,568	390	830	(60)

Net loss attributable to Live Nation Entertainment, Inc.	$(34,618)	$(27,198)	$(146,571)	$(129,905)

Basic and diluted net income (loss) per common share attributable to common stockholders:
Loss from continuing operations attributable to Live Nation Entertainment, Inc.	$(0.20)	$(0.37)	$(0.92)	$(1.67)
Income (loss) from discontinued operations attributable to Live Nation Entertainment, Inc.	-	0.04	(0.01)	0.08

Net loss attributable to Live Nation Entertainment, Inc.	$(0.20)	$(0.33)	$(0.93)	$(1.59)

Weighted average common shares outstanding:
Basic and diluted	170,007,727	83,612,409	158,219,805	81,618,066

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Net loss	$(33,050)	$(26,808)	$(145,741)	$(129,965)
Other comprehensive income (loss), net of tax:
Unrealized and realized holding loss on cash flow hedges	4,575	556	6,749	1,360
Change in funded status of defined benefit pension plan	-	-	-	(16)
Foreign currency translation adjustments	(25,416)	16,685	(71,826)	(1,628)

Comprehensive loss	(53,891)	(9,567)	(210,818)	(130,249)
Comprehensive income (loss) attributable to noncontrolling interests	1,568	390	830	(60)
Comprehensive loss attributable to Live Nation Entertainment, Inc.

	$(55,459)	$(9,957)	$(211,648)	$(130,189)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2010	2009
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(145,741)	$(129,965)
Reconciling items:
Depreciation	60,696	54,539
Amortization	61,580	25,759
Deferred income tax benefit	(7,855)	(1,292)
Amortization of debt issuance costs	1,826	1,712
Amortization of debt discount/premium, net	3,524	4,298
Provision for uncollectible accounts receivable and advances	15,189	1,224
Non-cash loss on extinguishment of debt	8,272	-
Non-cash compensation expense	32,798	6,525
Unrealized changes in fair value of contingent consideration	4,555	-
Loss (gain) on sale of operating assets	4,614	(986)
Equity in earnings of nonconsolidated affiliates	(2,255)	(1,483)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(63,659)	(42,416)
Increase in prepaid expenses	(238,446)	(315,746)
Increase in other assets	(47,098)	(45,023)
Increase in accounts payable, accrued expenses and other liabilities	18,312	154,006
Increase in deferred revenue	461,967	627,574

Net cash provided by operating activities	168,279	338,726
CASH FLOWS FROM INVESTING ACTIVITIES
Collections of notes receivable	638	316
Advances to notes receivable	-	(132)
Distributions from nonconsolidated affiliates	964	2,119
Investments made in nonconsolidated affiliates	-	(654)
Purchases of property, plant and equipment	(30,082)	(39,089)
Proceeds from disposal of operating assets, net of cash divested	20,753	16,478
Cash paid for acquisitions, net of cash acquired	566,144	(5,638)
Purchases of intangible assets	(1,363)	(7,763)
Decrease in other—net	297	165

Net cash provided by (used in) investing activities	557,351	(34,198)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	1,318,637	235,200
Payments on long-term debt	(1,182,507)	(283,808)
Redemption of preferred stock	(40,000)	-
Contributions from noncontrolling interest partners	13	-
Distributions to noncontrolling interest partners	(8,198)	(301)
Proceeds from exercise of stock options	4,254	-
Issuance of treasury stock	-	1,553
Equity issuance costs	(357)	-
Payments for purchases of common stock	(1,567)	(5,803)
Payments for deferred and contingent consideration	(11,109)	(7,392)

Net cash provided by (used in) financing activities	79,166	(60,551)
Effect of exchange rate changes on cash and cash equivalents	(41,823)	26,193

Net increase in cash and cash equivalents	762,973	270,170
Cash and cash equivalents at beginning of period	236,955	199,660

Cash and cash equivalents at end of period	$999,928	$469,830

See Notes to Consolidated Financial Statements

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

As a result of the Merger, the Company reorganized its business units and the way in which these businesses are assessed and therefore changed its reportable segments to Concerts, Artist Nation, Ticketing, Sponsorship and eCommerce. The Concerts segment involves the promotion of live music events globally in the Company’s owned and/or operated venues and in rented third-party venues, the production of music festivals and the operation and management of music venues. The Artist Nation segment provides management services to artists and other services including merchandise, artist fan sites and VIP tickets. The Ticketing segment principally involves the management of the Company’s ticketing operations including providing ticketing software and services to clients. The Sponsorship segment manages the development of strategic sponsorship programs in addition to the sale of national and local sponsorships and placement of advertising including signage and promotional programs. The eCommerce segment provides online access for customers relating to ticket and event information and is responsible for the Company’s primary websites, www.livenation.com and www.ticketmaster.com.

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

Preparation of Interim Financial Statements

The consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the SEC and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Due to seasonality and other factors, the results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K as amended by the Company’s Form 10-K/A filed with the SEC on April 30, 2010.

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

Contract Advances

Ticketing contract advances, which can be either recoupable or non-recoupable, represent amounts paid in advance to the Company’s clients pursuant to ticketing agreements. Recoupable ticketing contract advances are generally recoupable against future royalties earned by the clients based on the contract terms over the life of the contract. Non-recoupable ticketing contract advances are fixed additional incentives sometimes paid by the Company to secure exclusive rights with certain clients and are normally amortized over the life of the contract on a straight-line basis. Amortization of non-recoupable ticketing contract advances is included in depreciation and amortization in the consolidated statements of operations. For the three and six months ended June 30, 2010, the Company amortized $3.6 million and $4.7 million, respectively, related to nonrecoupable ticketing contract advances. There were no such amounts in the first six months of 2009.

Accounts Payable, Client Accounts

Accounts payable, client accounts consist of contractual amounts due to ticketing clients which includes the face value of tickets sold and the clients’ share of convenience and order processing charges.

Reclassifications

The Company has reclassified $14.5 million in the 2009 consolidated statement of cash flows as an increase to cash paid for purchases of property, plant and equipment and a decrease to cash used for accounts payable, accrued expenses and other liabilities. This reclassification is related to accrued capital expenditures. The Company has reclassified $1.3 million in the 2009 consolidated statement of cash flows as a decrease to cash used for accounts payable, accrued expenses and other liabilities with an offset to the effect of exchange rate changes on cash and cash equivalents. This reclassification is related to the change in fair value of the Company’s cash flow hedges. The Company has reclassified $7.4 million in the 2009 consolidated statement of cash flows as an increase to payments for deferred and contingent consideration and a decrease to cash paid for acquisitions. This reclassification is related to a deferred payment on an acquisition of a business.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

In June 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, codified in ASC topic 810, Consolidations (“ASC 810”). This pronouncement amends portions of ASC 810 relating to variable interest entities. Among other accounting and disclosure requirements, the pronouncement replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The Company adopted the relevant provisions of ASC 810 on January 1, 2010 and is applying the requirements prospectively. The Company’s adoption of the variable interest entity guidance did not have a material impact on its financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, codified in ASC topic 820, Fair Value Measurements and Disclosures (“ASC 820”). This pronouncement amends portions of ASC 820 to require: (i) disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and (ii) presentation of activities within the Level 3 rollforward reconciliation on a gross basis. In addition, the pronouncement amends portions of ASC 820 to provide the following clarifications regarding existing disclosures: (i) a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities and (ii) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. With the exception of the amendment related to presentation of the activities within the Level 3 rollforward reconciliation, which is effective for fiscal years beginning after December 15, 2010, the Company adopted the relevant provisions of ASC 820 on January 1, 2010 and has included the required disclosures in Note 7—Fair Value Measurements.

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

NOTE 2—LONG-LIVED ASSETS

Property, Plant and Equipment

The Company tests for possible impairment of property, plant and equipment whenever events or circumstances change, such as a significant reduction in operating cash flow or a significant change in the manner in which the asset is intended to be used which may indicate that the carrying amount of the asset may not be recoverable.

During 2010 and 2009, the Company reviewed the carrying value of certain property, plant and equipment that management determined would, more likely than not, be disposed of before the end of their previously estimated useful lives or had an indicator that future operating cash flows may not support their carrying value. It was determined that those assets were impaired since the estimated undiscounted cash flows associated with those assets were less than their carrying value. These cash flows were calculated using the estimated sales value for the assets being sold, in addition to operating cash flows, all of which were used to approximate fair value. The estimated sales value and operating cash flows used for these non-recurring fair value measurements are considered Level 2 and Level 3 inputs. The fair value hierarchy levels are discussed in more detail in Note 7—Fair Value Measurements. For the three and six months ended June 30, 2010, the Company recorded impairment charges of $0.1 million related to an amphitheater in the Concerts segment and $0.4 million related to an order management system project that was no longer being pursued in the Artist Nation segment. For the three and six months ended June 30, 2009, the Company recorded impairment charges of $1.9 million and $9.6 million, respectively, related to two theaters, two clubs and a theater development project that was no longer being pursued in the Concerts segment. The impairment charges were recorded as a component of depreciation and amortization expense.

Definite-lived Intangible Assets

The Company has definite-lived intangible assets which are amortized over the shorter of either the respective lives of the agreements or the period of time the assets are expected to contribute to the Company’s future cash flows. The amortization is recognized on either a straight-line or units of production basis. The following table presents the gross carrying amount and accumulated amortization of definite-lived intangible assets as of June 30, 2010 and December 31, 2009:

	June 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Revenue-generating contracts	$456,777	$(69,195)	$387,582	$285,145	$(52,576)	$232,569
Non-compete agreements	163,165	(55,946)	107,219	132,912	(45,568)	87,344
Venue management and leaseholds	112,658	(26,887)	85,771	112,044	(23,354)	88,690
Trademarks and naming rights	26,217	(10,108)	16,109	21,925	(8,525)	13,400
Client/vendor relationships	308,704	(16,191)	292,513	19,276	(3,930)	15,346
Technology	77,438	(3,802)	73,636	-	-	-
Other	6,941	(2,619)	4,322	7,536	(2,244)	5,292

Total	$1,151,900	$(184,748)	$967,152	$578,838	$(136,197)	$442,641

During 2010, the Company recorded additional definite-lived intangible assets totaling $591.3 million, primarily related to revenue-generating contracts, non-compete agreements, trademarks and naming rights, client/vendor relationships and technology resulting from $523.3 million in additions from the January 2010 Merger with Ticketmaster (see further discussion in Note 3—Business Acquisitions) along with $64.4 million in additions in non-compete agreements, venue management and leaseholds and client/vendor relationships resulting from the April 2010 acquisition of the remaining 49% interest in Live Nation—Haymon Venues, LLC. The 2010 additions to definite-lived intangible assets have a weighted average life of approximately nine years in total and approximately nine years for revenue-generating contracts, four years for non-compete agreements, 17 years for venue management and leaseholds, seven years for trademarks and naming rights, nine years for client/vendor relationships and eight years for technology. In addition, the definite-lived intangible assets were impacted by approximately $16.3 million of decreases from foreign exchange rate changes.

The Company tests for possible impairment of definite-lived intangible assets whenever events or circumstances change, such as a significant reduction in operating cash flow or a dramatic change in the manner in which the asset is intended to be used which may indicate that the carrying amount of the asset may not be recoverable. During 2010 and 2009, the Company reviewed the carrying value of certain definite-lived intangible assets that management determined would not be renewed or that had an indicator that future operating cash flows may not support their carrying value. It was determined that those assets were impaired since the estimated undiscounted cash flows associated with those assets were less than their carrying value. These cash flows were calculated using operating cash flows which were used to approximate fair value. The operating cash flows used for these non-recurring fair value measurements are considered Level 3 inputs. The levels of the fair value hierarchy are discussed in more detail in Note 7—Fair Value Measurements. For the three and six months ended June 30, 2010 and 2009, the Company recorded impairments related to definite-lived intangible assets of $1.0 million and $0.9 million, respectively, which are included in depreciation and amortization expense in the Company’s Concerts segment.

Total amortization expense from definite-lived intangible assets for the three months ended June 30, 2010 and 2009 was $29.7 million and $11.5 million, respectively, and total amortization expense for the six months ended June 30, 2010 and 2009 was $56.9 million and $25.8 million, respectively. The increase in amortization expense is primarily driven by incremental amortization expense related to the definite-lived intangible assets associated with the Merger.

The following table presents the Company’s estimate of future amortization expense for the remainder of 2010 and through 2014 for definite-lived intangible assets that exist at June 30, 2010:

(in thousands)
2010	$74,369
2011	$130,822
2012	$110,605
2013	$127,687
2014	$114,655

As acquisitions and dispositions occur in the future and the valuation of intangible assets for recent acquisitions is completed, amortization expense may vary.

Indefinite-lived Intangible Assets

The Company has indefinite-lived intangible assets which consist primarily of the intangible value related to trade names which are reviewed for impairment at least annually. These indefinite-lived intangible assets had a carrying value of $382.0 million and $28.2 million as of June 30, 2010 and December 31, 2009, respectively. As part of the Merger, the Company recorded $354.0 million relating to the Ticketmaster trade name.

Goodwill

In 2009, the Company’s reportable operating segments were North American Music, International Music and Ticketing. In 2010, subsequent to the Merger, the Company reorganized its business units and the way in which these businesses are assessed and therefore changed its reportable segments to Concerts, Artist Nation, Ticketing, Sponsorship and eCommerce. The Company’s businesses formerly reported as North American Music and International Music are now allocated primarily to the Concerts segment with a portion allocated to the Company’s Sponsorship segment. The Artist Nation segment is primarily made up of Ticketmaster’s artist management business and the Company’s artist services business which was previously reported as a component of the North American Music segment. The Company’s remaining business formerly reported as Ticketing remains in the Ticketing segment in 2010 with the exception of the allocation to the Company’s eCommerce segment of a fee per ticket for every ticket sold online along with online advertising. As a result of this reorganization, goodwill related to specific acquisitions was attributed to the respective new reporting units directly. The table below includes detail of the allocations from the old reportable segments to the new reportable segments.

The Company tests goodwill for impairment at least annually using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of any potential impairment if the first step fails, compares the implied fair value of the reporting unit with the carrying amount of goodwill. For each reportable operating segment, the reporting units were determined to be either the operating segment or the components thereof in accordance with ASC topic 350, Intangibles-Goodwill and Other (“ASC 350”).

The following table presents the changes in the carrying amount of goodwill in each of the Company’s recasted segments for the six months ended June 30, 2010:

	2009 Segments			2010 Segments
	North American Music	International Music	Other	Concerts	Artist Nation	Ticketing	eCommerce	Other	Total
	(in thousands)
Balance as of December 31, 2009 (1):
Goodwill	278,987	204,672	13,037						496,696
Accumulated impairment losses	(278,987)	-	(13,037)						(292,024)

	-	204,672	-						204,672

Recast balances (2):
Goodwill	(278,987)	(204,672)	(13,037)	448,068	35,591	-	-	13,037	-
Accumulated impairment losses	278,987	-	13,037	(243,396)	(35,591)	-	-	(13,037)	-
Acquisitions—current year				-	208,490	563,763	227,477	-	999,730
Acquisitions—prior year				298	-	-	-	-	298
Foreign currency				(40,145)	-	-	-	-	(40,145)

Balance as of June 30, 2010 (1):
Goodwill	-	-	-	408,221	244,081	563,763	227,477	13,037	1,456,579
Accumulated impairment losses	-	-	-	(243,396)	(35,591)	-	-	(13,037)	(292,024)

	$-	$-	$-	$164,825	$208,490	$563,763	$227,477	$-	$1,164,555

(1)	As of June 30, 2010 and December 31, 2009, the Sponsorship segment had no goodwill balance. As of December 31, 2009, the Ticketing segment had no goodwill balance.
(2)	The beginning balance for each segment has been recast to record goodwill related to a segment that was previously not included in the allocation. The total consolidated amount remains unchanged.

Included in the current year acquisitions amount above is $1.0 billion of goodwill related to the Merger. See Note 3—Business Acquisitions for further discussion of the Merger.

The Company is in the process of finalizing its acquisition accounting for recent acquisitions which could result in a change to the relevant purchase price allocations including goodwill.

Other Operating Assets

The Company makes investments in various operating assets, including artist rights agreements and rights related to assets for DVD production and distribution. These assets are reviewed for impairment or collectability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During 2010, it was determined that certain artist advances may not be recoverable since the estimated future undiscounted operating cash flows associated with those advances were less than their carrying value. These operating cash flows were also used to approximate fair value. The operating cash flows used for these non-recurring fair value measurements are considered Level 3 inputs. The fair value hierarchy levels are discussed in more detail in Note 7—Fair Value Measurements. For the six months ended June 30, 2010, the Company recorded an allowance in direct operating expenses of $13.4 million in its Concerts segment related to these advances.

Long-lived Asset Disposals

In connection with the Merger, the Company reached an agreement with the DOJ that Ticketmaster would divest its Paciolan ticketing business and, in March 2010, the Company completed this sale to Comcast. The fair value assigned to the Paciolan business by the Company in January 2010 in its acquisition accounting was $30.0 million. Upon completion of the sale, the Company recorded a loss of $5.2 million in its Ticketing segment. As the Company is in the process of finalizing the acquisition accounting, the fair value of Paciolan’s net assets are preliminary and the loss on sale is subject to change if any adjustments are made to the fair value of Paciolan’s net assets.

During the first six months of 2009, the Company did not sell any significant assets that were part of its continuing operations.

NOTE 3—BUSINESS ACQUISITIONS

Merger with Ticketmaster

Description of Transaction

In January 2010, Live Nation completed the merger of Ticketmaster with and into a wholly-owned subsidiary of Live Nation pursuant to the Merger Agreement. In connection with the Merger, each issued and outstanding share of Ticketmaster common stock was cancelled and converted into the right to receive 1.4743728 shares of Live Nation common stock plus cash in lieu of any fractional shares such that Ticketmaster stockholders received approximately 50.01% of the voting power of the combined company.

Ticketmaster operates in 19 global markets, providing ticket sales, ticket resale services, marketing and distribution through www.ticketmaster.com, numerous retail outlets and worldwide call centers. Established in 1976, Ticketmaster serves clients worldwide across multiple event categories, providing exclusive ticketing services for leading arenas, stadiums, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters. Ticketmaster’s business also includes the operations of Front Line, one of the world’s leading artist management companies. Through Live Nation’s merger with Ticketmaster, it is expected the combined company will have the tools to develop new products, expand access and deliver artists and fans more choices.

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

Fair Value of Consideration Transferred

(in thousands except exchange ratio, share and per share amounts)

Ticketmaster common stock outstanding on acquisition date	57,389,598
Final Exchange Ratio per share	1.4743728

Number of converted shares of Live Nation common stock	84,613,662
Less: fractional shares	(1,312)

Number of shares of Live Nation common stock issued in the Merger	84,612,350
Per share price of Live Nation common stock on January 25, 2010	$10.51
Fair value of shares of Live Nation common stock issued in the Merger	$889,276
Fair value of exchanged equity and liability awards (1)	$40,841
Cash paid for fractional shares	$13

Total consideration transferred	$930,130

(1)	Represents the fair value, including the tax impact, of Ticketmaster stock option, restricted stock and restricted stock unit replacement awards for precombination services provided, as well as for the precombination service portion of the outstanding shares of Ticketmaster Series A preferred stock exchanged for a note. Certain holders of restricted stock units have the right to receive cash in exchange for these instruments pursuant to the terms of those awards. The fair value of outstanding awards which immediately vested at the time of the Merger has been attributed to precombination service and included in the consideration transferred. The fair value of the awards attributed to postcombination services of $80.4 million will be recorded as compensation cost in the postcombination financial statements of Live Nation. The fair value of the stock options exchanged related to precombination service is included in the calculation of purchase consideration and was determined using the Black-Scholes option pricing model.

Recording of Assets Acquired, Liabilities Assumed and Noncontrolling Interests in Ticketmaster

The Company has not finalized the valuation of assets acquired and liabilities assumed and the recorded amounts are subject to further revisions and such revisions could be material.

The Merger is accounted for as a business combination under the acquisition method of accounting in accordance with GAAP.

The following table summarizes the preliminary acquisition-date fair value of the identifiable assets acquired, liabilities assumed and noncontrolling interests including an amount for goodwill:

(in thousands)
Fair value of consideration transferred	$930,130
Plus: Fair value of noncontrolling interests	145,008

Less: Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	575,579
Accounts receivable	137,772
Prepaid expenses	49,736
Other current assets	31,125
Asset held for sale (Paciolan)	30,000
Property, plant and equipment	64,839
Intangible assets	877,340
Investments in nonconsolidated affiliates	25,574
Other long-term assets	49,573
Accounts payable, client accounts	(390,557)
Accounts payable	(23,741)
Accrued expenses	(130,029)
Deferred revenue	(26,641)
Other current liabilities	(20,648)
Long-term debt	(837,329)
Long-term deferred income taxes	(250,655)
Other long-term liabilities	(86,530)

Goodwill	$999,730

Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the Merger consists largely of the synergies expected from combining the operations of Live Nation and Ticketmaster. The anticipated synergies primarily relate to redundant staffing and related internal support costs, redundant locations, redundant systems and IT costs, purchasing economies of scale and expanded sponsorship revenue opportunities as well as an assembled workforce and reduced public company costs. Of the total amount of goodwill recognized in connection with the Merger, approximately $41.4 million is expected to be deductible for tax purposes. Goodwill of $208.5 million, $563.7 million and $227.5 million has been allocated to the Artist Nation, Ticketing and eCommerce segments, respectively, as a result of the Merger.

Below is a summary of the methodologies and significant assumptions used in estimating the fair value of intangible assets and noncontrolling interests.

•

Intangible assets—The fair value of the acquired intangible assets was determined using a variety of valuation approaches. In estimating the fair value of the acquired intangible assets, the Company utilized the valuation methodology determined to be most appropriate for the individual intangible asset being valued as described below. The acquired intangible assets include the following:

	Valuation Method	Estimated Fair Value	Estimated Useful Lives (1)
		(in thousands)	(years)
Revenue-generating contracts	Multi-Period Excess Earnings (2); Incremental Income Method (3)	$181,000	3 to 9

Non-compete agreements	With & Without (4)	29,840	1 to 5

Technology	Relief-from Royalty (5)	78,000	5 to 8

Trademarks and trade names (definite-lived)	Relief-from Royalty (5)	5,300	3 to 8

Client/Vendor relationships	Multi-Period Excess Earnings (2)	229,200	4 to 15

Total acquired definite-lived intangible assets		523,340

Trade name (indefinite-lived)	Relief-from Royalty (5)	354,000	N/A

Total acquired intangible assets		$877,340

(1)	Determination of the estimated useful lives of the individual categories of intangible assets was based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with definite lives is recognized over the shorter of the respective lives of the agreement or the period of time the assets are expected to contribute to future cash flows.
(2)	The multi-period excess earnings method estimates an intangible asset’s value based on the present value of the prospective net cash flows (or excess earnings) attributable to it. The value attributed to these intangibles was based on projected net cash inflows from existing contracts or relationships. Specifically, the revenue-generating contracts intangibles relate to contracts the Company has in place with various promoters, sports teams, venue locations and domestic and international ticketing outlets to distribute tickets on the clients’ behalf.
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
(3)	The incremental income method compares existing contractual arrangements to market comparable terms and develops incremental income representing the difference to market terms related to the contracts, if any. The value attributed to certain of the revenue-generating contracts was based on projected net cash inflows from contracts in place with specific customers.
(4)	The with & without method is a specific application of the discounted cash flow method that compares the present values of the debt-free net cash flows with and without the asset being valued and treats the difference as the asset’s fair value. The value attributed to the non-compete agreements was based on projected net cash inflows from agreements with certain key executives or individuals not to enter into, or consult on behalf of, any business venture in competition with their existing business.
(5)

The relief-from royalty method estimates an intangible asset’s value based on the cost savings realized by its owner as a result of not having to pay a royalty to another party for using the asset. For technology intangibles, the value attributed was based on projected net cash inflows from royalty savings realized by Ticketmaster as a result of developing its own proprietary ticketing applications, printing technology and website technology. The value attributed to trade names was based on projected net cash inflows from royalty savings realized by Ticketmaster from the name recognition associated with the respective entities. The Company projected earnings attributable to the acquired trade names and then applied a royalty rate of 2% to 3% to these earnings.

Some of the more significant estimates and assumptions inherent in determining the fair value of the identifiable intangible assets are associated with forecasting cash flows and profitability. The primary assumptions used were generally based upon the present value of anticipated cash flows discounted at rates ranging from 10% to 15%. Estimated years of projected earnings generally follow the range of estimated remaining useful lives for each intangible asset class.

•

Noncontrolling interests—The fair value of the noncontrolling interests of $145.0 million was estimated by applying the income approach. The fair value estimates are based on (i) an assumed discount rate range of 12% to 15%, (ii) a terminal cash flow growth rate of 3%, and (iii) adjustments of 0% to 30% to account for lack of marketability that market participants would consider when estimating the fair value of the individual noncontrolling interests.

Actual and Pro Forma Impact of Acquisition

The revenue, income from continuing operations and net income of Ticketmaster included in the Company’s consolidated statements of operations since the Merger date are as follows:

	For the Three Months Ended June 30, 2010	From the Merger Date through June 30, 2010
	(in thousands)
Revenue	$311,408	$554,249
Income from continuing operations	$15,394	$12,013
Net income attributable to Live Nation Entertainment, Inc.	$15,834	$14,695

The following unaudited pro forma information presents the consolidated results of Live Nation and Ticketmaster for the three and six months ended June 30, 2010 and 2009, with adjustments to give effect to pro forma events that are directly attributable to the Merger and have a continuing impact, as well as to exclude the impact of pro forma events that are directly attributable to the Merger and are one-time in nature. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods or the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results that the combined company will experience after the Merger. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the Merger. The unaudited pro forma information also does not include any integration costs, dis-synergies or remaining future transaction costs that the companies may incur related to the Merger as part of combining the operations of the companies.

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2009, are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Unaudited pro forma consolidated results:
Revenue	$1,247,640	$1,365,608	$2,020,951	$2,183,973
Loss from continuing operations	$(26,568)	$(525)	$(107,965)	$(87,722)
Net income (loss) attributable to Live Nation Entertainment, Inc.	$(28,513)	$6,375	$(108,523)	$(74,895)

The Company has incurred a total of $45.4 million of acquisition transaction expenses to date relating to the Merger, of which $1.5 million and $14.9 million are included in the results of operations for the three months ended June 30, 2010 and 2009, respectively, and $10.5 million and $18.6 million are included in the results of operations for the six months ended June 30, 2010 and 2009, respectively. The Company has incurred a total of $2.7 million of equity issuance costs to date which have been recorded as a charge to additional paid-in capital, as a reduction of the otherwise determined fair value of the equity issued.

In connection with the Merger, the Company has accrued severance costs of $0.9 million, $2.8 million, ($0.2) million and $0.5 million as a component of selling, general and administrative expenses in its Artist Nation, Ticketing, Sponsorship and eCommerce segments, respectively, and $0.6 million as a component of corporate expenses for the three months ended June 30, 2010 and $1.1 million, $6.5 million, $0.1 million and $0.7 million as a component of selling, general and administrative expenses in its Artist Nation, Ticketing, Sponsorship and eCommerce segments, respectively, and $4.7 million as a component of corporate expenses for the six months ended June 30, 2010.

NOTE 4—DISCONTINUED OPERATIONS

In October 2009, the Company sold its remaining theatrical venues and operations in the United Kingdom for a gross sales price of approximately $148.7 million to The Ambassador Theatre Group Limited. After fees, expenses, an adjustment to replace the show cash of the theatrical business that was previously removed from the operations and utilized by the Company and a working capital adjustment, the Company received approximately $111.3 million of net proceeds. The sale of the U.K. theatrical business resulted in a tax-free gain of $56.6 million in the fourth quarter of 2009. For the three and six months ended June 30, 2010, the Company reported an additional $0.4 million and $0.7 million of related expense, respectively.

The Company has reported the U.K. theatrical business as discontinued operations in accordance with ASC topic 205, Presentation of Financial Statements. During 2009, the Company also sold its 33% interest in Dominion Theatre Investments Limited which was part of the U.K. theatrical business. Accordingly, the results of operations for all periods presented have been reclassified.

Summary operating results of discontinued operations are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Revenue	$-	$15,799	$-	$30,145
Operating expenses	-	11,099	-	21,621
Gain on sale of operating assets	-	-	-	(4)
Other income—net	-	(200)	-	(625)

Income from discontinued operations before income taxes	-	4,900	-	9,153
Income tax expense	-	1,402	-	2,691

Income from discontinued operations before loss on disposal	-	3,498	-	6,462
Loss on disposal, net of tax	377	-	680	-

Income (loss) from discontinued operations, net of tax	(377)	3,498	(680)	6,462
Income (loss) from discontinued operations attributable to noncontrolling interests	-	-	-	-

Income (loss) from discontinued operations attributable to Live Nation Entertainment, Inc.	$(377)	$3,498	$(680)	$6,462

NOTE 5—LONG-TERM DEBT

Long-term debt, which includes capital leases, at June 30, 2010 and December 31, 2009, consisted of the following:

	June 30, 2010	December 31, 2009
	(in thousands)
May 2010 Senior Secured Credit Facility:
Term loan A	$98,750	$-
Term loan B, net of unamortized discount of $3.9 million at June 30, 2010	794,105	-
Revolving credit facility	-	-
December 2005 Senior Secured Credit Facility:
Term loan	-	343,483
Revolving credit facility	-	101,335
8.125% Senior Notes due 2018	250,000	-
10.75% Senior Notes due 2016, plus unamortized premium of $24.8 million at June 30, 2010	311,783	-
2.875% Convertible Senior Notes due 2027, net of unamortized discount of $48.0 million at June 30, 2010 and $52.8 million at December 31, 2009	171,954	167,217
Other long-term debt	112,058	128,034

	1,738,650	740,069
Less: current portion	46,522	41,032

Total long-term debt, net	$1,692,128	$699,037

Future maturities of long-term debt at June 30, 2010 are as follows:

(in thousands)
2010	$41,228
2011	37,394
2012	35,741
2013	27,710
2014	262,826
Thereafter	1,360,889

Total	1,765,788
Debt discount	(51,941)
Debt premium	24,803

Total including premium and discount	$1,738,650

All long-term debt without a stated maturity date is considered current and is reflected as maturing in the earliest period shown in the table above. See Note 7—Fair Value Measurements for discussion of fair value measurement of the Company’s long-term debt.

May 2010 Senior Secured Credit Facility

In May 2010, the Company replaced its existing senior secured credit facilities, including the Ticketmaster senior secured credit facility, by entering into a Credit Agreement dated as of May 6, 2010 that provides for $1.2 billion in credit facilities. As a result, the Company recorded a loss on extinguishment of debt during the second quarter of 2010. This new senior secured credit facility consists of (i) a $100 million term loan A with a maturity of five and one-half years, (ii) an $800 million term loan B with a maturity of six and one-half years and (iii) a $300 million revolving credit facility with a maturity of five years. In addition, subject to certain conditions, the Company has the right to increase such facilities by up to $300 million in the aggregate. The five-year revolving credit facility provides for borrowings up to the amount of the facility with sublimits of up to (i) $150 million to be available for the issuance of letters of credit, (ii) $50 million to be available for swingline loans and (iii) $100 million to be available for borrowings in foreign currencies.

The interest rates per annum applicable to loans under the senior secured credit facility are, at the Company’s option, equal to either LIBOR plus 3.0% or a base rate plus 2.0%, subject to stepdowns based on the Company’s leverage ratio. The interest rate for the term loan B is subject to a LIBOR floor of 1.5% and a base rate floor of 2.5%. The Company is required to pay a commitment fee of 0.5% per year on the undrawn portion available under the revolving credit facility and variable fees on outstanding letters of credit.

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

At June 30, 2010, the outstanding balance on the term loans, excluding the debt discount, and revolving credit facility were $896.8 million and zero, respectively. Based on the Company’s outstanding letters of credit of $43.7 million, $256.3 million was available for future borrowings.

8.125% Senior Notes

In May 2010, the Company issued $250 million of 8.125% senior notes due 2018. Interest on the notes is payable semi-annually in cash in arrears on May 15 and November 15 of each year, beginning on November 15, 2010, and the notes will mature on May 15, 2018. The Company may redeem some or all of the notes at any time prior to May 15, 2014 at a price equal to 100% of the principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium using a discount rate equal to the Treasury Rate plus 50 basis points. The Company may also redeem up to 35% of the notes from the proceeds of certain equity offerings prior to May 15, 2013, at a price equal to 108.125% of their principal amount, plus any accrued and unpaid interest. In addition, on or after May 15, 2014, the Company may redeem some or all of the notes at any time at redemption prices that start at 104.063% of their aggregate principal amount. The Company must also offer to redeem the notes at 101% of their principal amount, plus accrued and unpaid interest to the repurchase date, if it experiences certain kinds of changes of control.

10.75% Senior Notes

As part of the Merger, the Company acquired 10.75% senior notes due 2016, which were originally issued by Ticketmaster in a $300 million aggregate principal amount. Interest is payable semi-annually in cash in arrears on August 1 and February 1 of each year. These notes are guaranteed by existing and future domestic restricted subsidiaries of Ticketmaster. Prior to the Merger, Ticketmaster repurchased and retired $13 million aggregate principal amount of the 10.75% senior notes, such that $287 million in aggregate principal amount is currently outstanding.

The notes are redeemable by the Company, in whole or in part, on or after August 1, 2012 at the following prices (expressed as percentages of the principal amount), plus accrued and unpaid interest, on August 1 of the following years: 105.375% (2012), 102.688% (2013) and 100.00% (2014 and thereafter). At any time and from time to time prior to August 1, 2012, the notes are redeemable by the Company at a redemption price equal to 100% of the principal amount plus the greater of (i) 1% of the principal amount of such note; and (ii) the excess, if any, of: (A) an amount equal to the present value of (1) the redemption price of such note at August 1, 2012, plus (2) the remaining scheduled interest payments on the notes to be redeemed (subject to the right of holders on the relevant record date to receive interest due on the relevant interest payment date) to August 1, 2012 (other than interest accrued to the redemption date), computed using a discount rate equal to the Treasury Rate plus 50 basis points; over (B) the principal amount of the notes to be redeemed. In addition, up to 35% of the notes may be redeemed by the Company with proceeds from certain equity offerings before August 1, 2011 at a price equal to 110.75% of their principal amount, plus accrued and unpaid interest. The Company must also offer to redeem the notes at 101% of their principal amount, plus accrued and unpaid interest, if it experiences certain kinds of changes of control. Due to its legal structure, the Merger was not considered a restricted transaction under these covenants and did not meet the requirements of a change of control. Lastly, if certain of the Company’s subsidiaries (specifically, those that are designated restricted subsidiaries under the indenture governing the notes) sell assets and do not apply the sale proceeds in a specified manner within a specified time, the Company will be required to make an offer to purchase the notes at their face amount, plus accrued and unpaid interest to the repurchase date.

Debt Extinguishment

The December 2005 senior secured credit facility and the Ticketmaster senior secured credit facility were paid in full in May 2010 with proceeds from the May 2010 senior secured credit facility and the issuance of the 8.125% senior notes. In addition, the interest rate swap agreements affiliated with the December 2005 senior secured credit facility were settled in conjunction with the termination of the prior credit facility. Please refer to Note 6—Derivative Instruments for further discussion of the interest rate swap settlements. Also, the Company converted the existing preferred stock of one of its subsidiaries into the right to receive a cash payment of the outstanding principal and a make-whole payment to compensate the holders for their interest through maturity. Finally, the Company expensed the deferred debt issuance costs associated with the December 2005 senior secured credit facility and preferred stock. The Company recorded a total of $21.2 million for the loss on extinguishment of debt in the second quarter of 2010.

December 2005 Senior Secured Credit Facility

The Company had a senior secured credit facility that was entered into in December 2005 which consisted of term loans totaling $550 million and a $285 million revolving credit facility. Under the senior secured credit facility, revolving loans bore interest at an annual rate of LIBOR plus 2.25%, subject to stepdowns based on the Company’s leverage ratio at the time of borrowing, and term loans bore interest at an annual rate of LIBOR plus 3.25%.

The interest rate paid on the Company’s $285 million, multi-currency revolving credit facility depended on its total leverage ratio. In addition to paying interest on outstanding principal under the credit facility, the Company was required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. The Company was also required to pay customary letter of credit fees, as necessary.

Ticketmaster Senior Secured Credit Facility

As part of the Merger, the Company acquired the Ticketmaster senior secured credit facility, which consisted of a $100 million term loan A with a maturity of five years, a $350 million term loan B with a maturity of six years and a $200 million revolving credit facility with a maturity of five years.

The interest rates per annum applicable to loans under the senior secured credit facility was, at the Company’s option, equal to either a base rate or LIBOR plus an applicable margin, which in the case of the term loan A and the revolver would vary with the total leverage ratio of Ticketmaster. The applicable margin for the term loan B was 4.5% per annum for LIBOR loans and 3.5% per annum for base rate loans. The base rate means the greater of (i) the prime rate as quoted from time to time by JPMorgan Chase Bank, N.A. or (ii) the Federal Funds rate plus 0.5%.

Debt Covenants

The Company’s senior secured credit facility, which was entered into in May 2010, contains a number of covenants and restrictions that, among other things, require the Company to satisfy certain financial covenants and restrict the Company’s and its subsidiaries’ ability to incur additional debt, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets, merge or consolidate, and pay dividends and make distributions, (with the exception of subsidiary dividends or distributions to the parent company or other subsidiaries on at least a pro-rata basis with any noncontrolling interest partners). Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the credit facility becoming immediately due and payable. The senior secured credit facility agreement has two covenants measured quarterly starting June 30, 2010 that relate to total leverage and interest coverage. The consolidated total leverage covenant requires the Company to maintain a ratio of consolidated total debt to consolidated EBITDA (both as defined in the senior secured credit facility agreement) of less than 4.9x over the trailing four consecutive quarters. The total leverage ratio will reduce to 4.5x on September 30, 2011, 4.0x on September 30, 2012, 3.75x September 30, 2013 and 3.5x on March 31, 2015. The consolidated interest coverage covenant requires the Company to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense (both as defined in the senior secured credit facility agreement) of 2.5x over the trailing four consecutive quarters. The interest coverage will increase to 2.75x on September 30, 2011, and 3.0x on September 30, 2012.

The indentures governing the 10.75% senior notes and the 8.125% senior notes contain covenants that limit, among other things, the Company’s ability and the ability of its restricted subsidiaries to incur certain additional indebtedness and issue preferred stock; make certain distributions, investments and other restricted payments; sell certain assets; agree to any restrictions on the ability of restricted subsidiaries to make payments to the Company; merge, consolidate or sell all of the Company’s assets; create certain liens; and engage in transactions with affiliates on terms that are not arm’s length. Certain covenants, including those pertaining to incurrence of indebtedness, restricted payments, asset sales, mergers and transactions with affiliates will be suspended during any period in which the notes are rated investment grade by both rating agencies and no default or event of default under the indentures has occurred and is continuing. The 10.75% senior notes and the 8.125% senior notes each contain two incurrence—based financial covenants, as defined, requiring a minimum fixed charge coverage ratio of 2.0 to 1.0 and a maximum secured indebtedness leverage ratio of 2.75 to 1.0.

As of June 30, 2010, the Company believes it was in compliance with all of its debt covenants. The Company expects to remain in compliance with all of its debt covenants throughout 2010.

NOTE 6—DERIVATIVE INSTRUMENTS

The Company is required to recognize all of its derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. Refer to Note 7—Fair Value Measurements for fair value measurement of derivative instruments. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. The Company formally documents all relationships between designated hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. The Company formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are designated in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting. The Company accounts for its derivative instruments that are not designated as hedges at fair value with changes in fair value recorded in earnings to the same line item associated with the forecasted transaction. The Company does not enter into derivative instruments for speculation or trading purposes.

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

In May 2010, in conjunction with the debt extinguishment discussed in Note 5—Long-Term Debt, the Company settled three interest rate swap agreements, one of which was designated as a cash flow hedge for accounting purposes, that were associated with the term loans under the Company’s December 2005 senior secured credit facility. The Company recognized expenses of $2.2 million and $2.3 million for the settlement of the designated and undesignated interest rate swap agreements, respectively, as a component of loss on extinguishment of debt.

In May 2010, the Company entered into an interest rate cap agreement which is designated as a cash flow hedge for accounting purposes. The interest payments being hedged are the LIBOR-based interest payments for term loan A, under the senior secured credit facility, which has an outstanding balance of $98.8 million as of June 30, 2010, declining on a quarterly basis to $75.0 million as of June 30, 2013. The purpose of the interest rate cap agreement is to limit the Company’s cash flow exposure to the variable LIBOR rate to a maximum interest rate of 4% per annum. That is, if the LIBOR-based interest rate exceeds 4% per annum during the quarter, the counterparty will pay the Company an amount equal to the LIBOR interest payment in excess of 4% per annum. The Company will reclassify the unrealized gain from accumulated OCI into earnings when interest expense is recognized on its variable-rate debt. The Company expects no gain or loss to be reclassified into earnings within the next 12 months. Approximately 11% of the Company’s outstanding term loans under the senior secured credit facility had their interest payments designated as the hedged forecasted transactions against the interest rate cap agreement at June 30, 2010.

Additionally, the Company has two interest rate swap agreements that have not been designated as hedging instruments. The Company has an interest rate swap agreement to convert a portion of AMG’s long-term debt from floating-rate debt to a fixed-rate basis with a notional amount of $16.5 million. Also, in connection with the financing of the redevelopment of the O2 Dublin, the Company has an interest rate swap agreement to convert a portion of long-term debt from floating-rate debt to a fixed-rate basis with a notional amount of $15.1 million. Any change in fair value is recorded in earnings during the period of the change.

The Company’s 2.875% convertible senior notes issued in July 2007 include certain provisions which are bifurcated from the notes and accounted for as derivative instruments. At the date of issuance and as of June 30, 2010 and December 31, 2009, the fair value of these provisions is considered de minimis.

The Company uses forward currency contracts to reduce its exposure to foreign currency risk. The principal objective of such contracts is to minimize the risks and/or costs associated with short-term artist fee commitments. The Company also enters into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on short-term intercompany loans payable to certain international subsidiaries and on forecasted operating income. At June 30, 2010 and December 31, 2009, the Company had forward currency contracts outstanding with notional amounts of $145.9 million and $5.9 million, respectively. These forward currency contracts have not been designated as hedging instruments. Any change in fair value is reported in earnings during the period of the change.

The fair value of derivative instruments in the consolidated balance sheets as of June 30, 2010 and December 31, 2009 was as follows:

	As of June 30, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Interest rate cap	Other long-term assets	$212	Other current liabilities	$-

Total derivatives designated as hedging instruments		212		-

Derivatives not designated as hedging instruments:
Interest rate swaps	Other long-term assets	-	Other long-term liabilities	(1,931)
Forward currency contracts	Other current assets	3,212	Other current liabilities	(1,233)
Contingent interest provision on 2.875% convertible senior notes (1)		-		-

Total derivatives not designated as hedging instruments		3,212		(3,164)

Total derivatives		$3,424		$(3,164)

	As of December 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Interest rate swap	Other long-term assets	$-	Other current liabilities	$(3,255)
Forward currency contract	Other current assets	71	Other current liabilities	-

Total derivatives designated as hedging instruments		71		(3,255)

Derivatives not designated as hedging instruments:
Interest rate swaps	Other long-term assets	378	Other long-term liabilities	(6,603)
Forward currency contracts	Other current assets	144	Other current liabilities	(7)
Contingent interest provision on 2.875% convertible senior notes (1)		-		-

Total derivatives not designated as hedging instruments		522		(6,610)

Total derivatives		$593		$(9,865)

(1)	At the date of issuance and as of June 30, 2010 and December 31, 2009, this fair value was considered de minimis.

The effect of derivative instruments on the consolidated statements of operations for the three months ended June 30, 2010 and 2009 was as follows:

For the Three Months Ended June 30, 2010
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(in thousands)
Interest rate cap	$225	Interest expense	$-	Other expense (income)—net	$-
Interest rate swaps	$(30)	Interest expense	$(533)	Other expense (income)—net	$-
Interest rate swaps	$-	Loss on extinguishment of debt	$(4,484)		$-
Forward currency contract	$155	Direct operating expenses	$344	Other expense (income)—net	$-

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives
	(in thousands)
Interest rate swaps	$(3,062)	Interest expense
Forward currency contracts	$641	Revenue
Forward currency contracts	$1,529	Direct operating expenses
Contingent interest provision on 2.875% convertible senior notes (1)	$-	Other expense (income)—net

For the Three Months Ended June 30, 2009
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(in thousands)
Interest rate swap	$(1,103)	Interest expense	$(1,659)	Other expense (income)—net	$-

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives
	(in thousands)
Interest rate swaps	$57	Interest expense
Forward currency contracts	$(6,226)	Direct operating expenses
Contingent interest provision on 2.875% convertible senior notes (1)	$-	Other expense (income)—net

(1)	For the three months ended June 30, 2010 and 2009, this provision was considered de minimis and no gain (loss) was recognized.

The effect of derivative instruments on the consolidated statements of operations for the six months ended June 30, 2010 and 2009 was as follows:

For the Six Months Ended June 30, 2010
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(in thousands)
Interest rate cap	$225	Interest expense	$-	Other expense (income)—net	$-
Interest rate swaps	$(222)	Interest expense	$(2,780)	Other expense (income)—net	$-
Interest rate swaps	$-	Loss on extinguishment of debt	$(4,484)		$-
Forward currency contract	$273	Direct operating expenses	$344	Other expense (income)—net	$-

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives
	(in thousands)
Interest rate swaps	$(1,415)	Interest expense
Forward currency contracts	$641	Revenue
Forward currency contracts	$1,431	Direct operating expenses
Contingent interest provision on 2.875% convertible senior notes (1)	$-	Other expense (income)—net

For the Six Months Ended June 30, 2009
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(in thousands)
Interest rate swap	$(2,120)	Interest expense	$(3,480)	Other expense (income)—net	$-

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives
	(in thousands)
Interest rate swaps	$(398)	Interest expense
Forward currency contracts	$(4,511)	Direct operating expenses
Contractual guarantee (2)	$(2,398)	Depreciation and amortization expense
Contingent interest provision on 2.875% convertible senior notes	$-	Other expense (income)—net

(1)	For the six months ended June 30, 2010 and 2009, this provision was considered de minimis and no gain (loss) was recognized.

(2)	The contractual guarantee was settled in the first quarter of 2009.

NOTE 7—FAIR VALUE MEASUREMENTS

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

Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that can be accessed at the measurement date.

Level 2—Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.) and inputs that are derived principally from or corroborated by observable market data by correlation or other means (i.e., market corroborated inputs).

Level 3—Unobservable inputs that reflect assumptions about what market participants would use in pricing the asset or liability. These inputs would be based on the best information available, including the Company’s own data.

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis, as of June 30, 2010 and December 31, 2009, which are classified as other current assets, other long-term assets, other current liabilities and other long-term liabilities:

	Fair Value Measurements at June 30, 2010				Fair Value Measurements at December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)				(in thousands)
Assets:
Cash equivalents	$50,000	$-	$-	$50,000	$-	$-	$-	$-
Forward currency contracts	-	2,208	-	2,208	-	208	-	208
Interest rate cap	-	212	-	212	-	-	-	-
Investments in rabbi trusts	3,487	-	-	3,487	3,431	-	-	3,431

Total	$53,487	$2,420	$-	$55,907	$3,431	$208	$-	$3,639

Liabilities:
Interest rate swaps	$-	$1,931	$-	$1,931	$-	$9,480	$-	$9,480
Forward currency contracts	-	229	-	229	-	-	-	-
Contingent consideration	-	-	21,140	21,140	-	-	-	-
Other liabilities	3,487	-	-	3,487	3,431	-	-	3,431

Total	$3,487	$2,160	$21,140	$26,787	$3,431	$9,480	$-	$12,911

Cash equivalents consist of money market funds and commercial paper that are quoted in an active market. Forward currency contracts are based on observable market transactions of spot and forward rates. Investments in rabbi trusts include exchange-traded equity securities and mutual funds. Fair values for these investments are based on quoted prices in active markets. Fair values for the interest rate swaps are based upon inputs corroborated by observable market data with similar tenors. Other liabilities represent deferred compensation obligations to employees under certain plans. The liabilities related to these plans are adjusted based on changes in the fair value of the underlying employee-directed investments and therefore are classified consistent with the investments.

The Company has certain contingent consideration obligations related to acquisitions which are measured at fair value using Level 3 inputs. The amounts due to the sellers are based on the achievement of agreed upon financial performance metrics by the acquired companies. The Company records the liability at the time of the acquisition based on management’s best estimates of the future results of the acquired companies compared to the agreed-upon metrics. The most significant estimate involved in the measurement process is the projection of future cash flows of the acquired companies. By comparing these estimates to the agreed upon metrics, the Company estimates the amount, if any, anticipated to be paid to the seller on the agreed upon future date. For obligations payable at a date greater than twelve months from the acquisition date, the Company applies a discount rate to present value the estimated obligations. The discount rate is intended to reflect the risks of ownership and the associated risks of realizing the stream of projected cash flows. Subsequent to the date of acquisition, the Company updates the original valuation to reflect updated projections of future cash flows of the acquired companies and the passage of time. Refer to Note 8—Commitments and Contingent Liabilities for additional information related to the contingent payments.

The following table summarizes the changes in fair value of the Company’s Level 3 liabilities for the six months ended June 30, 2010:

Contingent Consideration
(in thousands)
Balance as of December 31, 2009	$-
Total losses (realized/unrealized) :
Included in earnings (or changes in net assets)	4,555
Included in other comprehensive income (loss)	-
Purchases	20,760
Issuances	-
Settlements	(4,175)
Transfer in and/or out of Level 3	-

Balance as of June 30, 2010	$21,140

The amount of total losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2010	$4,555

Changes in the valuations of the contingent consideration were reported in acquisition transaction expenses for the three and six months ended June 30, 2010.

Due to the short maturity, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximated their fair values at June 30, 2010 and December 31, 2009.

The Company’s outstanding debt held by third-party financial institutions is carried at cost, net of premiums or discounts. The Company’s debt is not publicly-traded and for the Company’s debt that accrues interest at a variable rate, the carrying amounts typically approximate their fair value. The estimated fair values of the 8.125% senior notes, the 10.75% senior notes and the 2.875% convertible senior notes were $242.2 million, $307.8 million and $181.5 million at June 30, 2010, respectively. The estimated fair value of the 2.875% convertible senior notes was $176.0 million at December 31, 2009. The estimated fair value of our third-party fixed-rate debt is based on third-party quotes, which are considered to be level 2 inputs.

The Company has fixed rate debt with a noncontrolling interest partner of $28.5 million and $31.9 million at June 30, 2010 and December 31, 2009, respectively. The Company is unable to determine the fair value of this debt.

NOTE 8—COMMITMENTS AND CONTINGENT LIABILITIES

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

The Company has certain contingent obligations related to acquisitions made of various artist management companies and a concert promotion company. In accordance with the current guidance for business combinations, contingent consideration must be accrued at the time of the acquisition. The contingent consideration is generally subject to payout following the achievement of future performance targets and some may be payable in 2010. As of June 30, 2010, the Company has accrued $9.2 million in other current liabilities and $11.9 million in other long-term liabilities representing the fair value of these estimated earn-out arrangements. Refer to Note 7—Fair Value Measurements for further discussion related to the valuation of the earn-out payments.

CTS Arbitration

        CTS filed a request for arbitration with the International Court of Arbitration of the International Chamber of Commerce in April 2010. CTS asserts that the Company has breached its obligations under the terms of its agreement with CTS and failed to allocate the proper number of tickets to CTS’s system in the United Kingdom, and that the Merger with Ticketmaster and the Company’s subsequent actions have breached the implied covenant of good faith and fair dealing. CTS seeks a declaration that the Company is in breach of the agreement and of the implied covenant of good faith and fair dealing, unspecified damages resulting from such breaches and specific performance of the Company’s obligations under the agreement. In June 2010, the Company terminated its agreement with CTS, based on CTS’ multiple, material failures to perform its obligations under the agreement. The Company intends to vigorously defend the action.

Live Concert Antitrust Litigation

The Company was a defendant in a lawsuit filed by Malinda Heerwagen in June 2002 in U.S. District Court. The plaintiff, on behalf of a putative class consisting of certain concert ticket purchasers, alleged that anti-competitive practices for concert promotion services by the Company nationwide caused artificially high ticket prices. In August 2003, the District Court ruled in the Company’s favor, denying the plaintiff’s class certification motion. The plaintiff appealed to the U.S. Court of Appeals. In January 2006, the Court of Appeals affirmed, and the plaintiff then dismissed her action that same month. Subsequently, twenty-two putative class actions were filed by different named plaintiffs in various U.S. District Courts throughout the country, making claims substantially similar to those made in the Heerwagen action, except that the geographic markets alleged are regional, statewide or more local in nature, and the members of the putative classes are limited to individuals who purchased tickets to concerts in the relevant geographic markets alleged. The plaintiffs seek unspecified compensatory, punitive and treble damages, declaratory and injunctive relief and costs of suit, including attorneys’ fees. The Company has filed its answers in some of these actions and has denied liability. In April 2006, granting the Company’s motion, the Judicial Panel on Multidistrict Litigation transferred these actions to the U.S. District Court for the Central District of California for coordinated pre-trial proceedings. In June 2007, the District Court conducted a hearing on the plaintiffs’ motion for class certification, and also that month the Court entered an order to stay all proceedings pending the Court’s ruling on class certification. In October 2007, the Court granted the plaintiffs’ motion and certified classes in the Chicago, New England, New York/New Jersey, Colorado and Southern California regional markets. In November 2007, the Court extended its stay of all proceedings pending further developments in the U.S. Court of Appeals for the Ninth Circuit. In February 2008, the Company filed with the District Court a Motion for Reconsideration of its October 2007 class certification order. A ruling by the District Court on the Company’s Motion is pending. The Company intends to vigorously defend all claims in all of the actions.

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

The plaintiff filed a class certification motion in August 2009, which Ticketmaster opposed. In February 2010, the Court granted certification of a class on the first two causes of action, which allege that Ticketmaster misrepresents/omits the fact of a profit component in its UPS and order processing fees. The class consists of California consumers who purchased tickets through Ticketmaster’s website from 1999 to present. The Court denied certification of a class on the third and fourth causes of action, which allege that Ticketmaster’s UPS and order processing fees are unconscionably high. In March 2010, Ticketmaster filed a Petition for Writ of Mandate with the California Court of Appeal, and plaintiffs also filed a motion for reconsideration of the Superior Court’s class certification order. In April 2010, the Superior Court denied plaintiffs’ Motion for Reconsideration of the Court’s class certification order, and the Court of Appeal denied Ticketmaster’s Petition for Writ of Mandate. In June 2010, Ticketmaster filed its Motion for Summary Judgment on all causes of action in the Superior Court. Later that month, the Court of Appeal granted the plaintiffs’ Petition for Writ of Mandate and ordered the Superior Court to vacate its February 2010 order denying plaintiffs’ motion to certify a national class and enter a new order certifying a nationwide class on the first two causes of action or show cause why a peremptory writ with that order should not issue. Later that month, the Court of Appeal granted the plaintiffs’ Petition for Writ of Mandate and ordered the Superior Court to vacate its February 2010 order denying plaintiffs’ motion to certify a national class and enter a new order granting plaintiffs’ motion to certify a nationwide class on the first two claims, or show cause why the Court of Appeal should not direct the Superior Court to do so. The Company intends to vigorously defend the action.

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

United States Consumer Class Action Litigation Relating to TicketsNow

From February through June 2009, eleven purported class action lawsuits asserting causes of action under various state consumer protection laws were filed against Ticketmaster and TicketsNow in U.S. District Courts in California, New Jersey, Minnesota, Pennsylvania and North Carolina. The lawsuits allege that Ticketmaster and TicketsNow unlawfully deceived consumers by, among other things, selling large quantities of tickets to TicketsNow’s ticket brokers, either prior to or at the time that tickets for an event go on sale, thereby forcing consumers to purchase tickets at significantly marked-up prices on TicketsNow.com instead of Ticketmaster.com. The plaintiffs further claim violation of the consumer protection laws by Ticketmaster’s alleged “redirecting” of consumers from Ticketmaster.com to Ticketsnow.com, thereby engaging in false advertising and an unfair business practice by deceiving consumers into inadvertently purchasing tickets from TicketsNow for amounts greater than face value. The plaintiffs claim that Ticketmaster has been unjustly enriched by this conduct and seek compensatory damages, a refund to every class member of the difference between tickets’ face value and the amount paid to TicketsNow, an injunction preventing Ticketmaster from engaging in further unfair business practices with TicketsNow and attorney fees and costs. In July 2009, all of the cases were consolidated and transferred to the U.S. District Court for the Central District of California. The plaintiffs filed their consolidated class action complaint in September 2009, to which Ticketmaster filed its answer the following month. In July 2010, Ticketmaster filed its Motion for Summary Judgment. The Company intends to vigorously defend all claims in all of the actions.

Litigation Relating to the Merger of Live Nation and Ticketmaster

Ticketmaster and its Board of Directors were named as defendants in a pair of lawsuits filed in February 2009 in the Superior Court of California challenging the merger of Live Nation and Ticketmaster. These actions were consolidated by court order in March 2009. The consolidated complaint, as amended, generally alleges that Ticketmaster and its directors breached their fiduciary duties by entering into the Merger Agreement without regard to the fairness of its terms to the Ticketmaster stockholders and in return for illicit payments of “surplus” Live Nation stock. It also alleges that the joint proxy statement/prospectus of Live Nation and Ticketmaster contained material omissions and misstatements. The plaintiffs moved for a preliminary injunction barring the completion of the Merger in December 2009, which motion was denied at a hearing held later that month. The Ticketmaster and Live Nation stockholders each approved the Merger in January 2010, and the Merger was consummated later that same month. The plaintiffs continue to prosecute the case, now seeking compensatory damages, attorneys’ fees and expenses. The Ticketmaster defendants have answered the complaint, denying its allegations and asserting defenses. In April 2010, the parties reached a settlement which the Court approved in July 2010.

Other Litigation

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

NOTE 9—RELATED-PARTY TRANSACTIONS

Transactions with Clear Channel

The Company has one non-employee director as of June 30, 2010 that is also a director and executive officer of Clear Channel. From time to time, the Company purchases advertising from Clear Channel and its subsidiaries in the ordinary course of business. For the three months ended June 30, 2010 and 2009, the Company recorded $1.0 million and $1.8 million, respectively, and for the six months ended June 30, 2010 and 2009, the Company recorded $1.7 million and $3.3 million, respectively, as components of direct operating expenses and selling, general and administrative expenses for these advertisements.

Transactions with IAC

The Company has two non-employee directors as of June 30, 2010 that are also directors and executive officers of IAC.

For purposes of governing certain of the ongoing relationships between IAC and Ticketmaster at and after the spin-off of the Spincos from IAC, and to provide for an orderly transition, IAC, Ticketmaster and the other Spincos entered into a separation agreement and a tax sharing agreement, among other agreements.

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

Ticketmaster currently occupies office space in a building in Los Angeles that is owned by IAC. Related rental expense charged to Ticketmaster by IAC for the Los Angeles office space totaled $0.6 million and $1.0 million for the three months ended June 30, 2010 and from the Merger date through June 30, 2010, respectively. These charges are recorded as components of selling, general and administrative expenses.

Agreements with Liberty Media

In connection with the Merger Agreement, in February 2009 the Company entered into a Stockholder Agreement with Liberty Media and Liberty USA Holdings, LLC (the “Liberty Stockholder Agreement”) regarding certain corporate governance rights, designation rights and registration rights with respect to the Company’s common stock to be received by Liberty Media in the Merger. The Liberty Stockholder Agreement became effective upon consummation of the Merger. Among other things, subject to certain restrictions and limitations set forth in the Liberty Stockholder Agreement, Liberty Media has exercised its right to nominate two directors to serve on the Company’s board of directors. The Liberty Stockholder Agreement also contains provisions relating to limitations on the ownership of the Company’s equity securities by Liberty Media and its affiliates following the Merger and on transfers of the Company’s equity securities and rights and obligations under the Liberty Stockholder Agreement following the Merger.

Transactions Involving Executives

ATC, which is owned by Irving Azoff, our Executive Chairman and a director of the Company, owns both an aircraft and a fractional interest in a different aircraft. Executive Jet Management, an aircraft management and charter company unrelated to either the Company or ATC, manages and operates the fully-owned aircraft on ATC’s behalf and charges the Company market rates for the use of the fully-owned aircraft when used by Mr. Azoff or other executives on company business, a portion of which is paid to ATC. In addition, ATC is reimbursed by the Company for expenses incurred from the use of its fractional interest when used by Mr. Azoff or other executives for company business. The Company made payments totaling approximately $0.1 million and $0.1 million for the three months ended June 30, 2010 and from the Merger date through June 30, 2010, respectively, to ATC and Executive Jet Management pursuant to the foregoing arrangements.

The Azoff Trust is a party to the Amended and Restated Stockholders’ Agreement of Front Line (the “Front Line Stockholders’ Agreement”). The Front Line Stockholders’ Agreement governs certain matters related to Front Line and the ownership of securities of Front Line. Under the Front Line Stockholders’ Agreement, the Azoff Trust has the right to designate two of the seven members of the Front Line board of directors, the Company has the right to designate four of the seven members of the Front Line board of directors and the other noncontrolling interest holder has the right to designate the remaining director. Under the Front Line Stockholders’ Agreement, specified corporate transactions require the approval of both a majority of the directors designated by the Company and a majority of the directors designated by the Azoff Trust and the other noncontrolling interest holder. The Front Line Stockholders’ Agreement contains certain restrictions on transfer of shares of stock of Front Line, as well as a right of first refusal to Front Line and then to other stockholders of Front Line in the event of certain proposed sales of Front Line stock by stockholders of Front Line and a tag-along right allowing the Azoff Trust to participate in certain sales of Front Line stock by certain stockholders of Front Line, as defined in the agreement.

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

In March 2010, the board of directors of Front Line declared a dividend in the amount of $115.74844 per share of Front Line common stock payable in cash to the holders of record of Front Line common stock. This dividend totaled $20.6 million and was paid in March 2010. The Azoff Trust received a pro rata portion of this dividend totaling $3.0 million with respect to the 25,918.276 shares of Front Line common stock held by the trust. Mr. Azoff, pursuant to the terms of a restricted share grant agreement, also may be entitled to certain gross-up payments from Front Line associated with distributions made on the unvested portion of his restricted Front Line common shares for the difference between ordinary income and capital gains tax treatment. Such payments to Mr. Azoff were $0.7 million related to the March 2010 Front Line dividend. The amount of the pro rata dividend paid to the Company was $15.0 million. Prior to the payment of the dividend, FLMG made a loan to Front Line in the amount of $21.3 million principally to fund the dividend, evidenced by a promissory note from Front Line to FLMG with a principal amount of $21.3 million and bearing interest at a rate of 4.5%, payable no later than November 30, 2010.

Other Related Parties

During the six months ended June 30, 2010 and 2009, the Company paid $6.9 million and $6.6 million, respectively, for deferred consideration due in connection with an acquisition of a company owned by various members of management of one of the Company’s subsidiaries. The acquired company held the lease of a venue.

During the six months ended June 30, 2009, the Company received $10.0 million as a deposit for the September 2009 sale of an interest in three venues to an entity partially owned by an employee of one of the Company’s subsidiaries.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(in thousands)
Other related parties revenue	$58	$220	$421	$1,080

Other related parties expenses	$1,972	$3,453	$8,369	$7,125

None of these transactions were with directors or executive officers of the Company.

NOTE 10—INCOME TAXES

The Company customarily calculates interim effective tax rates in accordance with ASC topic 740, Income Taxes (“ASC 740”). As required by ASC 740, the Company applies the estimated annual effective tax rate to year-to-date pretax income (loss) at the end of each interim period to compute a year-to-date tax expense (or benefit). ASC 740 requires departure from customary effective tax rate computations when losses incurred within tax jurisdictions cannot be carried back and future profits associated with operations in those tax jurisdictions cannot be assured beyond any reasonable doubt. Accordingly, the Company has calculated an expected annual effective tax rate of approximately 20% (as compared to 27% in the prior year), excluding significant, unusual or extraordinary items, for ordinary income associated with operations, which are principally outside of the United States, for which the Company currently expects to have annual taxable income. The significant decrease in the expected annual effective tax rate is driven by the change in composition of earnings in lower-taxed foreign jurisdictions, primarily driven by the acquisition of Ticketmaster. The effective tax rate has been applied to year-to-date earnings for those operations for which the Company currently expects to have taxable income. The Company has not recorded tax benefits associated with losses from operations for which future taxable income cannot be reasonably assured. As required by ASC 740, the Company also includes tax effects of significant, unusual or extraordinary items in income tax expense in the interim period in which they occur.

The net income tax expense from continuing operations is $11.3 million and the net income tax benefit from continuing operations is $4.0 million for the three and six months ended June 30, 2010, respectively. The components of tax expense that contributed to the net income tax benefit for the six months ended June 30, 2010 included state and local taxes of $2.6 million, tax reserve accruals and settlements of uncertain tax positions of ($0.1) million, income tax expense based on the expected annual rate pertaining to income for the six month period ending on June 30, 2010 of $2.0 million

, withholding taxes of $1.8 million, federal tax benefit of ($1.7) million attributable to the carryback of net operating losses and other discrete items of ($8.6) million. Other discrete items include ($6.1) million of reversals of valuation allowances recorded against U.S. federal and state deferred tax assets driven by deferred tax attributes attributable to the acquisition of Ticketmaster, ($1.6) million related to impairment charges and other items of ($0.9) million.

As of June 30, 2010 and December 31, 2009, the Company had unrecognized tax benefits of approximately $9.6 million and $4.1 million, respectively. During the six months ended June 30, 2010, the unrecognized tax benefits increased by approximately $5.6 million for acquired unrecognized tax benefits of Ticketmaster and decreased by approximately $0.1 million for tax reserve accruals and settlements of uncertain tax positions. If unrecognized tax benefits as of June 30, 2010 are subsequently recognized, approximately $9.1 million, net of related deferred tax assets and interest, would reduce the income tax provision from continuing operations.

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

NOTE 11—STOCKHOLDERS’ EQUITY

Common Stock

Subsequent to the Merger, each issued and outstanding share of Ticketmaster common stock was exchanged for the right to receive 1.4743728 shares of common stock of Live Nation plus cash in lieu of any fractional shares. The Merger resulted in the issuance of 84.6 million shares of common stock.

Redeemable Noncontrolling Interests

The Company acquired fair value put arrangements with respect to the common securities that represent the noncontrolling interests of certain non wholly-owned Ticketmaster subsidiaries. These put arrangements are exercisable at fair value by the counterparty outside of the control of the Company and are classified as mezzanine equity. Accordingly, to the extent the fair value of these redeemable interests exceeds the value determined by normal noncontrolling interests accounting, the value of such interests is adjusted to fair value with a corresponding adjustment to additional paid-in capital. In accordance with ASC 805, the redeemable noncontrolling interests were recorded at their fair value as of the consummation of the Merger on January 25, 2010. The currently redeemable put arrangements held by the noncontrolling interests of certain subsidiaries of Ticketmaster had an estimated redemption fair value of $2.4 million as of June 30, 2010.

Upon consummation of the Merger, all of the 27,821 shares of Front Line common stock held by noncontrolling interests include put arrangements that are not currently redeemable as of June 30, 2010. These shares had an estimated fair value as of the Merger date of $69.4 million. As of June 30, 2010, 17,279 shares are redeemable on October 29, 2011 and 10,542 shares are redeemable on October 29, 2014; these shares had estimated redemption fair values of $43.1 million and $26.3 million, respectively, as of June 30, 2010. The carrying value of the Front Line common shares with put arrangements was $69.4 million as of June 30, 2010.

Additionally, Mr. Azoff and the Azoff Trust hold options and shares of restricted Front Line common stock that are redeemable on October 29, 2014, subject to vesting. The options and restricted Front Line common stock had a total estimated redemption fair value of $40.6 million as of June 30, 2010. From the Merger date through June 30, 2010, the Company accreted $2.5 million of the change from book value to the redemption fair value using the interest method. The carrying value of the options and restricted stock, including the recorded accretion, was $20.7 million as of June 30, 2010.

The common stock of two subsidiaries of Front Line held by noncontrolling interests also includes put arrangements. The first put arrangement does not have a determinable redemption date, but is considered to be currently redeemable based on the terms of redemption. The stock held by the noncontrolling interest had an estimated redemption value of $16.0 million as of

June 30, 2010. The second put arrangement, redeemable on August 23, 2012, had an estimated redemption fair value of $11.5 million as of June 30, 2010. The carrying value for these interests was $27.5 million as of June 30, 2010.

Noncontrolling Interests

The following table shows the reconciliation of the carrying amount of total stockholders’ equity, stockholders’ equity attributable to Live Nation Entertainment, Inc. and stockholders’ equity attributable to noncontrolling interests:

	Redeemable Noncontrolling Interests	Live Nation Entertainment, Inc. Stockholders’ Equity	Noncontrolling Interests	Comprehensive Income (Loss)	Total Stockholders’ Equity
	(in thousands)		(in thousands)
Balances at December 31, 2009	$-	$652,317	$73,124	$-	$725,441
Non-cash compensation	20	31,811	-		31,811
Common shares issued for business acquisitions	-	921,490	-		921,490
Exercise of stock options	-	4,254	-		4,254
Acquisitions	117,702	-	27,306		27,306
Fair value of redeemable noncontrolling interests adjustments	9,712	(9,712)	-		(9,712)
Cash dividends	(5,050)	-	(3,148)		(3,148)
Other	-	-	4		4
Comprehensive income (loss):
Net income (loss)	(2,177)	(146,571)	3,007	(143,564)	(143,564)
Realized loss on cash flow hedges	-	6,974	-	6,974	6,974
Unrealized loss on cash flow hedges	-	(225)	-	(225)	(225)
Currency translation adjustment	-	(71,826)	-	(71,826)	(71,826)

Total comprehensive loss				$(208,641)	(208,641)

Balances at June 30, 2010	$120,207	$1,388,512	$100,293		$1,488,805

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

Earnings per Share

The Company computes net income per common share in accordance with ASC topic 260, Earnings per Share. Under the provisions of ASC topic 260, basic net income per common share is computed by dividing the net income applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income per common share adjusts basic net income per common share for the effects of stock options, restricted stock and other potentially dilutive financial instruments only in the periods in which such effect is dilutive. The Company’s $220 million of 2.875% convertible notes are considered in the calculation of diluted net income per common share, if dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except for per share data)
Net loss attributable to Live Nation Entertainment, Inc.	$(34,618)	$(27,198)	$(146,571)	$(129,905)
Less income (loss) from discontinued operations, net of tax	377	(3,498)	680	(6,462)

Net loss from continuing operations available to common stockholders—basic	(34,241)	(30,696)	(145,891)	(136,367)
Effect of dilutive securities:
2.875% convertible senior notes	-	-	-	-

Net loss from continuing operations available to common stockholder—diluted	$(34,241)	$(30,696)	$(145,891)	$(136,367)

Weighted average common shares—basic	170,008	83,612	158,220	81,618
Effect of dilutive securities:
Stock options, restricted stock and warrants	-	-	-	-
2.875% convertible senior notes	-	-	-	-

Weighted average common shares—diluted	170,008	83,612	158,220	81,618

Basic and diluted net loss from continuing operations per common share	$(0.20)	$(0.37)	$(0.92)	$(1.67)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(in thousands)
Options to purchase shares of common stock	22,340	7,153	22,340	7,153
Restricted stock awards and units—unvested	4,401	953	4,401	953
Warrants	500	500	500	500
Conversion shares related to 2.875% convertible senior notes	8,105	8,105	8,105	8,105

Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	35,346	16,711	35,346	16,711

NOTE 12—STOCK-BASED COMPENSATION

The following is a summary of the non-cash portion of stock-based compensation expense recorded by the Company during the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(in thousands)
Selling, general and administrative expenses	$6,515	$1,154	$15,513	$2,285
Corporate expenses	3,862	1,956	16,973	4,464

Total non-cash compensation expense from continuing operations	$10,377	$3,110	$32,486	$6,749

In June 2010, the Company granted 0.3 million shares of restricted stock and 2.5 million stock options to certain employees under the Company’s stock incentive plans. In January 2010, the Company granted 2.8 million shares of restricted stock to certain employees subsequent to the Merger date, of which 0.2 million were performance-based awards and 0.4 million will begin to vest based on achieving a specified stock price. These awards will all vest over four years with the exception of the performance-based awards which will vest within two years if the performance criteria are met. Also in January 2010, the Company registered an additional 4.9 million shares to service the Live Nation stock incentive plan, 1.5 million shares to service the Live Nation stock bonus plan and 16.7 million shares to service the Ticketmaster stock and annual incentive plan.

Upon the Merger, the Company issued replacement awards to Mr. Azoff of 1.5 million shares of restricted Live Nation common stock with a guaranteed minimum value of $15.0 million when the awards cliff vest in 2013. Stock-based compensation of $0.9 million and $1.4 million related to the restricted Live Nation common stock was recorded for the three months ended June 30, 2010 and from the Merger date until June 30, 2010, respectively, as a component of corporate expenses.

As part of the Merger Agreement, all Ticketmaster stock options, restricted stock awards and restricted stock units that were outstanding immediately before the Merger were exchanged for Live Nation stock options, restricted stock awards and restricted stock units. The Live Nation awards have the same vesting periods, terms and conditions as the previous Ticketmaster awards, with the exception of the Live Nation restricted stock award held by the Azoff Trust which now has a guaranteed minimum value of $15.0 million at the end of the vesting term described above. In connection with the Merger, outstanding awards held by employees and directors of Ticketmaster were exchanged based on the final exchange ratio of 1.4743728 for 13.0 million stock options, 1.5 million shares of restricted stock (as described above) and 0.9 million restricted stock units. Outstanding awards held by employees of Spincos other than Ticketmaster were exchanged for 2.5 million stock options and 0.2 million restricted stock units. The stock-based awards issued by Front Line were not exchanged or modified as a result of the Merger. As discussed in Note 3—Business Acquisitions, the value of these awards which related to services already rendered as of the date of the Merger was included as part of the consideration transferred.

As part of the Merger, a note was issued to the Azoff Trust replacing the Azoff Trust’s shares of Ticketmaster’s series A convertible redeemable preferred stock (the “Preferred Stock”) that were issued when Ticketmaster obtained a controlling interest in Front Line. The note accrues interest equal to 3.00% of the outstanding principal balance. Subject to Mr. Azoff’s continued employment with the Company as a senior executive officer or as a senior executive with Front Line, the note vests on the first day of each month commencing on February 1, 2010 through and including October 1, 2013 (each such date, a “Vesting Date”). With the exception of the first installment of $1.7 million paid in February 2010, the note is payable in equal monthly installments of $0.8 million due on each of the remaining Vesting Dates. In the event of a termination of Mr. Azoff’s employment with the Company without cause or for good reason or due to death or disability, the note immediately will vest and the balance of the note will be due and paid in a cash lump sum. Upon any other termination of Mr. Azoff’s employment, the Azoff Trust will forfeit the balance of the note. For the three months ended June 30, 2010 and from the date of the Merger through June 30, 2010, the Company recorded $1.6 million and $2.7 million, respectively, related to these payments as a component of selling, general and administrative expenses.

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

In the first six months of 2010, the Company accelerated the vesting of 1.2 million shares of unvested outstanding share-based equity awards granted to certain employees of Ticketmaster effective upon termination, all of which had been converted to Live Nation equity awards in the Merger. The Company also accelerated 1.1 million shares of unvested outstanding share-based equity awards as a result of the Merger based on employment contract “change of control” provisions for certain employees. As a result of these accelerations, the Company recognized $1.1 million and $14.7 million of stock-based compensation expense for the three and six months ended June 30, 2010, respectively. Of this amount, zero and $8.3 million was recorded in corporate expenses for the three and six months ended June 30, 2010, respectively, and $1.1 million and $6.4 million was recorded in selling, general and administrative expenses for the three and six months ended June 30, 2010, respectively.

NOTE 13—SEGMENT DATA

As a result of the Merger, the Company reorganized its business units and the way in which these businesses are assessed and therefore changed its reportable segments to Concerts, Artist Nation, Ticketing, Sponsorship and eCommerce.

The Concerts segment involves the promotion of live music events globally in the Company’s owned and/or operated venues and in rented third-party venues, the production of music festivals and the operation and management of music venues. The Artist Nation segment provides management services to artists and other services including merchandise, artist fan sites and VIP tickets. The Ticketing segment principally involves the management of the Company’s ticketing operations including providing ticketing software and services to clients. The Sponsorship segment manages the development of strategic sponsorship programs in addition to the sale of national and local sponsorships and placement of advertising including signage and promotional programs. The eCommerce segment provides online access for customers relating to ticket and event information and is responsible for the Company’s primary websites, www.livenation.com and www.ticketmaster.com. The Company’s U.K. theatrical business was sold in October 2009. It was previously included in other operations and is now reported as discontinued operations.

The Company has reclassified all periods presented to conform to the current period presentation. Revenue and expenses earned and charged between segments are eliminated in consolidation. Corporate expenses and all line items below operating income (loss) are managed on a total company basis.

The Company manages its working capital on a consolidated basis. Accordingly, segment assets are not reported to, or used by, the Company’s management to allocate resources to or assess performance of the segments, and therefore, total segment assets have not been disclosed.

	Concerts	Artist Nation	Ticketing	Sponsorship	eCommerce	Other	Corporate	Eliminations	Consolidated
	(in thousands)
Three Months Ended June 30, 2010
Revenue	$859,511	$88,819	$264,137	$38,825	$18,895	$974	$-	$(4,563)	$1,266,598
Direct operating expenses	706,079	55,907	129,631	5,902	4,128	-	(1,124)	(3,519)	897,004
Selling, general and administrative expenses	131,257	25,013	76,952	6,445	12,190	515	-	-	252,372
Depreciation and amortization	27,824	10,246	24,883	62	431	8	547	(1,044)	62,957
Loss (gain) on sale of operating assets	(1,282)	(1)	646	-	-	-	-	-	(637)
Corporate expenses	-	-	-	-	-	-	21,882	-	21,882
Acquisition transaction expenses	161	4,734	-	-	-	-	1,499	-	6,394

Operating income (loss)	$(4,528)	$(7,080)	$32,025	$26,416	$2,146	$451	$(22,804)	$-	$26,626

Intersegment revenue	$1,459	$2,739	$365	$-	$-	$-	$-	$-	$4,563

Three Months Ended June 30, 2009
Revenue	$924,779	$61,700	$17,105	$39,562	$3,654	$1,319	$-	$(903)	$1,047,216
Direct operating expenses	773,453	50,364	6,700	7,725	819	(1)	574	(903)	838,731
Selling, general and administrative expenses	127,404	8,959	8,157	4,732	4,485	869	-	-	154,606
Depreciation and amortization	29,102	1,978	2,402	52	1,328	67	574	-	35,503
Gain on sale of operating assets	(718)	-	-	-	-	-	-	-	(718)
Corporate expenses	-	-	-	-	-	-	12,352	-	12,352
Acquisition transaction expenses	16	-	-	-	-	-	14,861	-	14,877

Operating income (loss)	$(4,478)	$399	$(154)	$27,053	$(2,978)	$384	$(28,361)	$-	$(8,135)

Intersegment revenue	$-	$903	$-	$-	$-	$-	$-	$-	$903

Six Months Ended June 30, 2010
Revenue	$1,267,620	$158,268	$473,002	$60,062	$36,979	$1,914	$-	$(8,294)	$1,989,551
Direct operating expenses	1,033,855	105,231	232,685	12,036	6,378	-	(778)	(7,250)	1,382,157
Selling, general and administrative expenses	256,104	45,857	146,471	13,364	20,580	1,267	-	-	483,643
Depreciation and amortization	56,227	18,169	44,432	121	3,084	13	1,274	(1,044)	122,276
Loss (gain) on sale of operating assets	(1,269)	(1)	5,205	6	-	(7)	-	-	3,934
Corporate expenses	-	-	-	-	-	-	59,006	-	59,006
Acquisition transaction expenses	145	4,734	-	-	-	-	10,532	-	15,411

Operating income (loss)	$(77,442)	$(15,722)	$44,209	$34,535	$6,937	$641	$(70,034)	$-	$(76,876)

Intersegment revenue	$3,957	$3,962	$365	$10	$-	$-	$-	$-	$8,294
Capital expenditures	$10,061	$95	$16,880	$48	$726	$175	$1,831	$-	$29,816

Six Months Ended June 30, 2009
Revenue	$1,337,953	$103,452	$25,972	$58,782	$5,536	$2,551	$-	$(2,118)	$1,532,128
Direct operating expenses	1,102,274	83,005	11,675	15,709	1,162	-	84	(2,118)	1,211,791
Selling, general and administrative expenses	239,821	19,305	15,230	10,206	9,038	1,908	-	-	295,508
Depreciation and amortization	63,588	4,936	5,255	105	2,707	135	860	-	77,586
Loss (gain) on sale of operating assets	(991)	9	-	-	-	-	-	-	(982)
Corporate expenses	-	-	-	-	-	-	25,884	-	25,884
Acquisition transaction expenses	145	-	-	-	-	-	18,590	-	18,735

Operating income (loss)	$(66,884)	$(3,803)	$(6,188)	$32,762	$(7,371)	$508	$(45,418)	$-	$(96,394)

Intersegment revenue	$-	$2,118	$-	$-	$-	$-	$-	$-	$2,118
Capital expenditures	$17,952	$359	$3,814	$75	$1,394	$597	$446	$-	$24,637

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

In January 2010, we completed our merger with Ticketmaster which we believe will allow the combined company to capitalize on strategic advantages and other opportunities created by combining a global concert business, global ticketing operations and a leading artist management company, including lowering costs and developing new distribution platforms and new revenue streams (through sponsorships and increased sales and distribution opportunities, among others). The Merger has produced a combined company that we believe is well-positioned to address the challenges of better serving artists and fans through improved ticketing options.

For the Concerts segment, we began the busier part of our year in the second quarter, as our festivals and amphitheater shows have begun and will continue primarily through the third quarter. During the second quarter, we have seen signs that the concert industry is experiencing an overall decline in the volume of ticket sales. Our total events that occurred in the second quarter were 5,553, down slightly by 2.7% compared to the same period of last year. Our total attendance in the second quarter of 2010 was 12.4 million which is 5.7% less than the same period of last year. These declines compare to an overall industry ticket sale decline of 12% for the top 100 touring acts in the first half of 2010, according to Pollstar. Partially offsetting these declines, however, are increased amounts of spending per attendee as demonstrated in the increase in amphitheater ancillary revenue per attendee during the quarter and first half of the year.

Our Ticketing segment has seen similar declines in overall ticket sales, primarily in concert tickets, compared to prior-year sales by Ticketmaster, as our Ticketing clients are experiencing declines similar to those of the overall industry. Our Sponsorship segment has continued to show growth for the first half of the year—increasing both total revenue recognized and average sponsorship per client—with fairly consistent results in Sponsorship for the second quarter compared to 2009.

Throughout the second quarter, we have continued to focus on integrating the two companies and have now completed the majority of our anticipated staffing reductions. Despite the current challenges of the decline in ticket sales, we remain focused on driving our model, which includes four main levers of the business surrounding the concert—ticketing/ecommerce, artist management, sponsorship and onsite ancillary spend—and we are focused on expanding these levers in key markets where we currently do not have all four elements of the model. Our strategy also includes growing our database in order to drive increased ticket sales and sponsorship growth, selling more tickets through effective marketing and pricing and redefining the growth potential in our ticketing business.

Our History

We were incorporated in Delaware on August 2, 2005 in preparation for the spin-off of substantially all of Clear Channel’s entertainment assets and liabilities. The Separation was completed on December 21, 2005, at which point we became a publicly traded company on the New York Stock Exchange trading under the symbol “LYV”.

Our Merger with Ticketmaster

On January 25, 2010, we and Ticketmaster completed our Merger following the receipt of regulatory clearances from the DOJ and the Canadian Bureau of Competition (having previously received clearance from all other government authorities required under the Merger Agreement), and the approval of Live Nation and Ticketmaster stockholders. As part of the Merger, Ticketmaster stockholders received 1.4743728 shares of Live Nation common stock for each share of Ticketmaster common stock they owned. Effective on the date of the Merger, Ticketmaster became a wholly-owned subsidiary of Live Nation named Ticketmaster Entertainment LLC and Live Nation, Inc. changed its name to Live Nation Entertainment, Inc.; subsequently, in connection with certain financing transactions completed on May 6, 2010, Ticketmaster was merged into the Company and the separate corporate existence of Ticketmaster ceased.

Under the terms of the agreement reached with the DOJ, we agreed to divest our ticketing subsidiary, Paciolan, and to license the Ticketmaster Host technology to Anschutz Entertainment Group, Inc., in addition to other terms intended to protect competitive conditions in ticketing and promotions. In March 2010, the Company entered into an agreement with Comcast whereby Comcast purchased 100% of the issued and outstanding shares of common stock of Paciolan.

Segment Overview

In 2009, our reportable operating segments were North American Music, International Music and Ticketing. In 2010, subsequent to the Merger, we reorganized our business units and the way in which these businesses are assessed and therefore changed our reportable segments to Concerts, Artist Nation, Ticketing, Sponsorship and eCommerce. Our businesses formerly reported as North American Music and International Music are now allocated primarily to the Concerts segment with a portion allocated to our Sponsorship segment. The Artist Nation segment is primarily made up of Ticketmaster’s artist management business and our artist services business which was previously reported as a component of the North American Music segment. Our remaining business formerly reported as Ticketing remains in the Ticketing segment in 2010 with the exception of the allocation to our eCommerce segment of a fee per ticket for every ticket sold online along with online advertising. These changes have been made to be consistent with the way we are now managing the business after our merger with Ticketmaster.

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

Ticketing

The Ticketing segment is primarily an agency business that sells tickets for events on behalf of our clients and retains a convenience charge and order processing fee for our services. We sell tickets through a combination of websites, telephone services and ticket outlets. Our ticketing sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon scheduling by our clients. Generally, the first and second quarters of the year experience the highest domestic ticketing revenue, earned primarily in the concerts and sports categories. Generally international ticketing revenue is highest in the fourth quarter of the year, earned primarily in the concerts category.

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

eCommerce

Our eCommerce segment manages our online, or eCommerce, activities including enhancements to our websites, execution of paperless tickets, bundling product offerings and online advertising at our websites. Through our websites, we sell tickets to our own events as well as tickets for our ticketing services clients and disseminate event and related merchandise information online. This segment records a fee per ticket that is paid to it by the Ticketing segment on every ticket sold online via www.ticketmaster.com in the United States and Canada.

To judge the health of our eCommerce segment, we primarily review the number of unique visitors to our websites, the overall number of customers in our database and the online revenue received from sponsors advertising on our websites.

Consolidated Results of Operations

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2010	2009	Change	2010	2009	Change
	(in thousands)			(in thousands)
Revenue	$1,266,598	$1,047,216	21%	$1,989,551	$1,532,128	30%
Operating expenses:
Direct operating expenses	897,004	838,731	7%	1,382,157	1,211,791	14%
Selling, general and administrative expenses	252,372	154,606	63%	483,643	295,508	64%
Depreciation and amortization	62,957	35,503	77%	122,276	77,586	58%
Loss (gain) on sale of operating assets	(637)	(718)	*	3,934	(982)	*
Corporate expenses	21,882	12,352	77%	59,006	25,884	*
Acquisition transaction expenses	6,394	14,877	(57)%	15,411	18,735	(18)%

Operating income (loss)	26,626	(8,135)	*	(76,876)	(96,394)	(20)%
Operating margin	2.1%	(0.8)%		(3.9)%	(6.3)%

Interest expense	29,854	15,864		56,359	33,119
Loss on extinguishment of debt	21,172	-		21,172	-
Interest income	(769)	(576)		(1,443)	(1,566)
Equity in earnings of nonconsolidated affiliates	(1,708)	(633)		(2,255)	(816)
Other expense (income)—net	(565)	(1,087)		(1,633)	607

Loss from continuing operations before income taxes	(21,358)	(21,703)		(149,076)	(127,738)
Income tax expense (benefit):
Current	5,682	9,177		3,840	10,876
Deferred	5,633	(574)		(7,855)	(2,187)

Loss from continuing operations	(32,673)	(30,306)		(145,061)	(136,427)
Income (loss) from discontinued operations, net of tax	(377)	3,498		(680)	6,462

Net loss	(33,050)	(26,808)		(145,741)	(129,965)
Net income (loss) attributable to noncontrolling interests	1,568	390		830	(60)

Net loss attributable to Live Nation Entertainment, Inc.	$(34,618)	$(27,198)		$(146,571)	$(129,905)

Note:	Non-cash compensation expense of $3.9 million and $1.9 million is included in corporate expenses and $6.5 million and $1.5 million is included in selling, general and administrative expenses for the three months ended June 30, 2010 and 2009, respectively. Non-cash compensation expense of $17.0 million and $3.8 million is included in corporate expenses and $15.8 million and $2.7 million is included in selling, general and administrative expenses for the six months ended June 30, 2010 and 2009, respectively. No non-cash compensation expense is included in discontinued operations for the three months ended June 30, 2010 and 2009 and the six months ended June 30, 2010 and 2009.
*	Percentages are not meaningful.

Key Operating Metrics

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
Concerts
Estimated Events:
Owned and/or operated amphitheaters	213		228		218		248
All other promotions
North America	1,978		2,133		3,731		3,925
International	1,117		1,264		1,930		2,120
Third-party rentals at our owned and/or operated venues
North America	1,483		1,333		2,774		2,445
International	762		749		1,511		1,420

Total estimated events	5,553		5,707		10,164		10,158

Estimated Attendance (rounded) :
Owned and/or operated amphitheaters	2,432,000		2,709,000		2,459,000		2,784,000
All other promotions
North America	4,675,000		5,107,000		8,286,000		8,657,000
International	3,455,000		3,333,000		5,096,000		5,375,000
Third-party rentals at our owned and/or operated venues
North America	809,000		849,000		1,288,000		1,316,000
International	1,002,000		1,125,000		2,210,000		2,045,000

Total estimated attendance	12,373,000		13,123,000		19,339,000		20,177,000

Ancillary revenue per attendee—amphitheaters only	$18.59		$18.46		$18.55		$18.35
Total Concerts revenue per attendee	$69.47		$70.47		$65.55		$66.31
Sponsorship
Estimated number of sponsors (as of period end)	556		582		556		582
Sponsorship revenue recognized (in thousands)	$38,825		$39,562		$60,062		$58,782
Estimated average sponsorship dollars per sponsor (rounded)	$70,000		$68,000		$108,000		$101,000
Ticketing (in thousands)
Number of tickets sold:
Concerts	16,006	54%	2,697	100%	28,248	53%	3,721	100%
Sports	5,882	20%	-	-	10,687	20%	-	-
Arts & theater	4,444	15%	-	-	8,048	15%	-	-
Family	2,056	7%	-	-	4,840	9%	-	-
Other	1,223	4%	-	-	1,792	3%	-	-

	29,611	100%	2,697	100%	53,615	100%	3,721	100%

Gross value of tickets sold:
Concerts	$1,081,300		$157,471		$1,905,321		$226,818
Sports	311,138		-		539,191		-
Arts & theater	284,426		-		529,020		-
Family	81,701		-		184,916		-
Other	50,857		-		66,148		-

	$1,809,422		$157,471		$3,224,596		$226,818

Note:	Events generally represent a single performance by an artist for both promotions and third-party rentals. Attendance generally represents the number of fans who were present at an event. Festivals are counted as one event in the quarter in which the festival begins but attendance is split over the days of the festival and can be split between quarters. The metrics reported are estimated each quarter. Adjustments to previously reported quarters, if any, are only included in the year-to-date events and attendance metrics.

Promotions listed above include events in our owned and/or operated venues as well as events we promote in third-party venues. Excluded from the table above are events and attendance that occurred in our United Kingdom theatrical business that was sold in October 2009.

The number and gross value of tickets sold are inclusive of primary and secondary tickets.

Revenue

Our revenue increased $219.4 million, or 21%, during the three months ended June 30, 2010 as compared to the same period of the prior year. Excluding the decreases of approximately $15.0 million related to the impact of changes in foreign exchange rates, revenue increased $234.4 million, or 22%. Overall increases in revenue were primarily due to increases in our Ticketing and Artist Nation segments of $247.0 million and $27.1 million, respectively, partially offset by a decrease in our Concerts segment of $65.3 million. These overall increases are primarily driven by the incorporation of the Ticketmaster results after the completion of the Merger.

Our revenue increased $457.4 million, or 30%, during the six months ended June 30, 2010 as compared to the same period of the prior year. Excluding the increases of approximately $3.1 million related to the impact of changes in foreign exchange rates, revenue increased $454.3 million, or 30%. Overall increases in revenue were primarily due to an increase in our Ticketing and Artist Nation segments of $447.0 million and $54.8 million, respectively, partially offset by a decrease in our Concerts segment of $70.3 million. These overall increases are primarily driven by the incorporation of the Ticketmaster results after the completion of the Merger.

More detailed explanations of these changes are included in the applicable segment discussions below.

Direct operating expenses

Our direct operating expenses increased $58.3 million, or 7%, during the three months ended June 30, 2010 as compared to the same period of the prior year. Excluding the decreases of approximately $12.5 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $70.8 million, or 8%. Overall increases in direct operating expenses were primarily due to an increase in our Ticketing segment of $122.9 million partially offset by a decrease in our Concerts segment of $67.4 million. These overall increases are primarily driven by the incorporation of the Ticketmaster results after the completion of the Merger.

Our direct operating expenses increased $170.4 million, or 14%, during the six months ended June 30, 2010 as compared to the same period of the prior year. Excluding the increases of approximately $1.5 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $168.9 million, or 14%. Overall increases in direct operating expenses were primarily due to increases in our Ticketing and Artist Nation segments of $221.0 million and $22.2 million, respectively, partially offset by a decrease in our Concerts segment of $68.4 million. These overall increases are primarily driven by the incorporation of the Ticketmaster results after the completion of the Merger.

Direct operating expenses include artist fees, ticketing client royalties, show-related marketing and advertising expenses along with other costs.

More detailed explanations of these changes are included in the applicable segment discussions below.

Selling, general and administrative expenses

Our selling, general and administrative expenses increased $97.8 million, or 63%, during the three months ended June 30, 2010 as compared to the same period of the prior year. Excluding the decreases of approximately $1.3 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $99.1 million, or 64%. Overall increases in selling, general and administrative expenses were primarily due to increases in our Ticketing and Artist Nation segments of $68.8 million and $16.1 million, respectively. These overall increases are primarily driven by the incorporation of the Ticketmaster results after the completion of the Merger.

Our selling, general and administrative expenses increased $188.1 million, or 64%, during the six months ended June 30, 2010 as compared to the same period of the prior year. Excluding the increases of approximately $2.5 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $185.6 million, or 63%. Overall increases in selling, general and administrative expenses were primarily due to increases in our Ticketing, Artist Nation and Concerts segments of $131.2 million, $26.6 million and $16.3 million, respectively. These overall increases are primarily driven by the incorporation of the Ticketmaster results after the completion of the Merger.

Selling, general and administrative expenses for the three and six months ended June 30, 2010 include $4.0 million and $8.4 million of severance cost associated with the reorganization of our business units subsequent to the Merger, primarily in the Ticketing segment.

More detailed explanations of these changes are included in the applicable segment discussions below.

Depreciation and amortization

Our depreciation and amortization expense increased $27.5 million, or 77%, during the three months ended June 30, 2010 as compared to the same period of the prior year. Excluding the increases of approximately $0.2 million related to the impact of changes in foreign exchange rates, depreciation and amortization expense increased $27.3 million, or 77%. Overall increases in depreciation and amortization expense were primarily due to an increase in our Ticketing segment of $22.5 million. These overall increases are primarily driven by the incorporation of the Ticketmaster results after the completion of the Merger.

Our depreciation and amortization expense increased $44.7 million, or 58%, during the six months ended June 30, 2010 as compared to the same period of the prior year. Excluding the increases of approximately $0.8 million related to the impact of changes in foreign exchange rates, depreciation and amortization expense increased $43.9 million, or 57%. Overall increases in depreciation and amortization expense were primarily due to an increase in our Ticketing segment of $39.2 million. These overall increases are primarily driven by the incorporation of the Ticketmaster results after the completion of the Merger.

More detailed explanations of these changes are included in the applicable segment discussions below.

Loss (gain) on sale of operating assets

The loss on sale of operating assets for the six months ended June 30, 2010 was $3.9 million primarily due to the $5.2 million loss resulting from our sale of Paciolan in the first quarter of 2010. There were no significant sales in 2009.

Corporate expenses

Corporate expenses increased $9.5 million during the three months ended June 30, 2010 as compared to the same period of the prior year primarily due to $0.6 million of severance cost associated with the reorganization of our business units subsequent to the Merger and $9.3 million in incremental corporate expenses related to the Merger with Ticketmaster.

Corporate expenses increased $33.1 million during the six months ended June 30, 2010 as compared to the same period of the prior year primarily due to $11.2 million of incremental non-cash compensation expense primarily associated with equity awards exchanged and accelerated in connection with the Merger, $4.7 million of severance cost associated with the reorganization of our business units subsequent to the Merger and $17.5 million in incremental corporate expenses related to the Merger with Ticketmaster.

Acquisition transaction expenses

Acquisition transaction expenses decreased $8.5 million and $3.3 million, respectively, during the three and six months ended June 30, 2010 as compared to the same period of the prior year primarily due to the completion of the Merger in January 2010 and changes in the fair value of contingent consideration.

Interest expense

Interest expense increased $14.0 million, or 88%, during the three months ended June 30, 2010 as compared to the same period of the prior year primarily due to incremental interest expense of $10.0 million related to our Merger with Ticketmaster along with higher debt balances and higher average interest rates.

Interest expense increased $23.2 million, or 70%, during the six months ended June 30, 2010 as compared to the same period of the prior year primarily due to incremental interest expense of $21.4 million related to our Merger with Ticketmaster along with higher debt balances and higher average interest rates.

Our debt balances and weighted average cost of debt, excluding the debt discount on convertible senior notes and the debt premium on the 10.75% senior notes, were $1.766 billion and 6.01%, respectively, at June 30, 2010 and $888.8 million and 5.53%, respectively at June 30, 2009.

Loss on extinguishment of debt

We recorded a loss on extinguishment of debt of $21.2 million during the three and six months ended June 30, 2010, relating to the replacement of our existing senior secured credit facilities with a new credit agreement that provides for $1.2 billion in credit facilities in May 2010.

Income Taxes

We customarily calculate interim effective tax rates in accordance with ASC topic 740, Income Taxes, or ASC 740. As required by ASC 740, we apply the estimated annual effective tax rate to year-to-date pretax income (loss) at the end of each interim period to compute a year-to-date tax expense (or benefit). ASC 740 requires departure from customary effective tax rate computations when losses incurred within tax jurisdictions cannot be carried back and future profits associated with operations in those tax jurisdictions cannot be assured beyond any reasonable doubt. Accordingly, we have calculated an expected annual effective tax rate of approximately 20% (as compared to 27% in the prior year), excluding significant, unusual or extraordinary items, for ordinary income associated with operations, which are principally outside of the United States, for which we currently expect to have annual taxable income. The significant decrease in the expected annual effective tax rate is driven by the change in composition of earnings in lower-taxed foreign jurisdictions, primarily driven by the acquisition of Ticketmaster. The effective tax rate has been applied to year-to-date earnings for those operations for which we currently expect to have taxable income. We have not recorded tax benefits associated with losses from operations for which future taxable income cannot be reasonably assured. As required by ASC 740, we also include tax effects of significant, unusual or extraordinary items in income tax expense in the interim period in which they occur.

The net income tax expense from continuing operations is $11.3 million and the net income tax benefit from continuing operations is $4.0 million for the three and six months ended June 30, 2010, respectively. The components of tax expense that contributed to the net tax benefit for the six months ended June 30, 2010, included state and local taxes of $2.6 million, tax reserve accruals and settlements of uncertain tax positions of ($0.1) million, income taxes expense based on the expected annual rate pertaining to income for the six months ending June 30, 2010 of $2.0 million, withholding taxes of $1.8 million federal tax benefit of ($1.7) million attributable to the carryback of net operating losses and other discrete items of ($8.6) million. Other discrete items include ($6.1) million of reversals of valuation allowances recorded against U.S. federal and state deferred tax assets driven by deferred tax attributes attributable to the acquisition of Ticketmaster, ($1.6) million related to impairment charges and other items of ($0.9) million.

As of June 30, 2010 and December 31, 2009, we had unrecognized tax benefits of approximately $9.6 million and $4.1 million, respectively. During the six months ended June 30, 2010, the unrecognized tax benefits increased by approximately $5.6 million for acquired unrecognized tax benefits of Ticketmaster and decreased by approximately ($0.1) million for tax reserve accruals and settlements of uncertain tax positions. If unrecognized tax benefits as of June 30, 2010 are subsequently recognized, approximately $9.1 million, net of related deferred tax assets and interest, would reduce the income tax provision from continuing operations.

We have U.S. federal net operating loss carry forwards that, if not used, will expire between calendar years 2010 and 2029. The amounts of net operating loss carry forwards that will expire in 2010 if not used is $4.3 million.

Discontinued Operations

In October 2009, we sold our remaining theatrical venues and operations in the United Kingdom for a gross sales price of $148.7 million to The Ambassador Theatre Group Limited. After fees, expenses, an adjustment to replace the show cash of the theatrical business that was previously removed from the operations and utilized by us and a working capital adjustment, we received $111.3 million of net proceeds. The sale of the U.K. theatrical business resulted in a tax-free gain of $56.6 million in the fourth quarter of 2009. In 2010, we reported an additional $0.7 million of expense.

Concerts Results of Operations

Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2010	2009		2010	2009
	(in thousands)			(in thousands)
Revenue	$859,511	$924,779	(7)%	$1,267,620	$1,337,953	(5)%
Direct operating expenses	706,079	773,453	(9)%	1,033,855	1,102,274	(6)%
Selling, general and administrative expenses	131,257	127,404	3%	256,104	239,821	7%
Depreciation and amortization	27,824	29,102	(4)%	56,227	63,588	(12)%
Gain on sale of operating assets	(1,282)	(718)	*	(1,269)	(991)	*
Acquisition transaction expenses	161	16	*	145	145	0%

Operating loss	$(4,528)	$(4,478)	1%	$(77,442)	$(66,884)	16%

Operating margin	(0.5)%	(0.5)%		(6.1)%	(5.0)%

Adjusted operating income (loss) **	$24,251	$25,307	(4)%	$(18,253)	$(2,075)	*

*	Percentages are not meaningful.
**	Adjusted operating income (loss) is discussed in more detail and reconciled to operating income (loss) below.

Three Months

Concerts revenue decreased $65.3 million, or 7%, during the three months ended June 30, 2010 as compared to the same period of the prior year. Excluding the decrease of $12.9 million related to the impact of changes in foreign exchange rates, revenue decreased $52.4 million, or 6%, primarily due to an overall decrease in the number of events and attendance for amphitheaters, stadiums and arena shows along with a reduction in revenue of $2.6 million related to the effect of our divestiture of two theaters and a club in September 2009. Offsetting these decreases was an increase in overall revenue of $2.3 million related to our acquisition of Parcolimpico in November 2009 and also the number and timing of global tours.

Concerts direct operating expenses decreased $67.4 million, or 9%, during the three months ended June 30, 2010 as compared to the same period of the prior year. Excluding the decrease of $11.2 million related to the impact of changes in foreign exchange rates, direct operating expenses decreased $56.2 million, or 7%, primarily due to lower expenses associated with the decreased number of events and attendance and overall show cost decline along with $1.6 million less expense related to the divestiture noted above. Partially offsetting these decreases were incremental direct operating expenses of $0.2 million related to the acquisition noted above and the number and the timing of global tours.

Concerts selling, general and administrative expenses increased $3.9 million, or 3%, during the three months ended June 30, 2010 as compared to the same period of the prior year. Excluding the decrease of $1.2 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $5.1 million, or 4%, primarily due to $1.9 million incremental expense related to the acquisition noted above partially offset by decreases in selling, general and administrative expenses of $0.8 million relating to the divestiture noted above.

Concerts depreciation and amortization expense decreased $1.3 million, or 4%, during the three months ended June 30, 2010 as compared to the same period of the prior year primarily due to an impairment of $2.8 million recorded during 2009 related to two theaters, four clubs and a theater development project that was no longer being pursued.

The increase in operating loss for Concerts was primarily related to a reduction in overall show expenses.

Six Months

Concerts revenue decreased $70.3 million, or 5%, during the six months ended June 30, 2010 as compared to the same period of the prior year. Excluding the increase of $3.9 million related to the impact of changes in foreign exchange rates, revenue decreased $74.2 million, or 6%, primarily due to an overall decrease in the number of events and attendance for amphitheaters, stadiums and arena shows along with a reduction in revenue of $6.4 million related to the effect of our divestiture of two theaters and a club in September 2009. Offsetting these decreases was an increase in revenue of $6.8 million related to our acquisitions of Brand New Live in February 2009, Tecjet in March 2009 and Parcolimpico in November 2009 and also the number and the timing of global tours.

Concerts direct operating expenses decreased $68.4 million, or 6%, during the six months ended June 30, 2010 as compared to the same period of the prior year. Excluding the increase of $2.2 million related to the impact of changes in foreign exchange rates, direct operating expenses decreased $70.6 million, or 6%, primarily due to lower expenses associated with the decreased number of events and attendance along with $3.7 million less expense related to the divestiture noted above. Partially offsetting these decreases were incremental direct operating expenses of $1.2 million related to the acquisitions noted above, a $13.4 million allowance recorded related to certain artist advances and also the number and the timing of global tours.

Concerts selling, general and administrative expenses increased $16.3 million, or 7%, during the six months ended June 30, 2010 as compared to the same period of the prior year. Excluding the increase of $2.4 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $13.9 million, or 6%, primarily due to annualization of new hires and other overhead cost increases including consulting, marketing and legal costs, severance expense of $1.0 million resulting from a reorganization of the division along with $4.6 million incremental expense related to the acquisitions noted above. Partially offsetting these increases were decreases in selling, general and administrative expenses of $1.9 million relating to the divestiture noted above.

Concerts depreciation and amortization expense decreased $7.4 million, or 12%, during the six months ended June 30, 2010 as compared to the same period of the prior year primarily due to an impairment of $10.5 million recorded during 2009 related to two theaters, four clubs and a theater development project that was no longer being pursued.

The increase in operating loss for Concerts was primarily related to the allowance recorded related to certain artist advances as discussed above.

Artist Nation Results of Operations

Our Artist Nation segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2010	2009		2010	2009
	(in thousands)			(in thousands)
Revenue	$88,819	$61,700	44%	$158,268	$103,452	53%
Direct operating expenses	55,907	50,364	11%	105,231	83,005	27%
Selling, general and administrative expenses	25,013	8,959	*	45,857	19,305	*
Depreciation and amortization	10,246	1,978	*	18,169	4,936	*
Loss on sale of operating assets	(1)	-	*	(1)	9	*
Acquisition transaction expenses	4,734	-	*	4,734	-	*

Operating income (loss)	$(7,080)	$399	*	$(15,722)	$(3,803)	*

Operating margin	(8.0)%	0.6%		(9.9)%	(3.7)%

Adjusted operating income **	$9,928	$2,397	*	$10,690	$1,463	*

*	Percentages are not meaningful.
**	Adjusted operating income (loss) is discussed in more detail and reconciled to operating income (loss) below.

Three Months

Artist Nation revenue increased $27.1 million, or 44%, during the three months ended June 30, 2010 as compared to the same period of the prior year primarily due to incremental revenue of $42.4 million related to our Merger with Ticketmaster partially offset by a decline in tour merchandise revenue driven by the timing of tours for our artists.

Artist Nation direct operating expenses increased $5.5 million, or 11% during the three months ended June 30, 2010 as compared to the same period of the prior year primarily due to incremental direct operating expenses of $18.7 million related to our Merger with Ticketmaster partially offset by a decline in tour merchandise expense driven by the timing of tours for our artists.

Artist Nation selling, general and administrative expenses increased $16.1 million during the three months ended June 30, 2010 as compared to the same period of the prior year primarily due to incremental selling, general and administrative expenses of $16.5 million related to our Merger with Ticketmaster.

Artist Nation depreciation and amortization expense increased $8.3 million during the three months ended June 30, 2010 as compared to the same period of the prior year primarily due to incremental amortization expense of $7.6 million related to definite-lived intangible assets resulting from our Merger with Ticketmaster.

Six Months

Artist Nation revenue increased $54.8 million, or 53%, during the six months ended June 30, 2010 as compared to the same period of the prior year primarily due to incremental revenue of $68.8 million related to our Merger with Ticketmaster partially offset by a decline in tour merchandise revenue driven by the timing of tours for our artists.

Artist Nation direct operating expenses increased $22.2 million, or 27%, during the six months ended June 30, 2010 as compared to the same period of the prior year primarily due to incremental direct operating expenses of $34.3 million related to our Merger with Ticketmaster partially offset by a decline in tour merchandise expense driven by the timing of tours for our artists.

Artist Nation selling, general and administrative expenses increased $26.6 million during the six months ended June 30, 2010 as compared to the same period of the prior year primarily due to incremental selling, general and administrative expenses of $29.2 million related to our Merger with Ticketmaster partially offset by lower costs resulting from the reorganization of our merchandise businesses.

Artist Nation depreciation and amortization expense increased $13.2 million during the six months ended June 30, 2010 as compared to the same period of the prior year primarily due to incremental amortization expense of $13.4 million related to definite-lived intangible assets resulting from our Merger with Ticketmaster.

Ticketing Results of Operations

Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2010	2009		2010	2009
	(in thousands)			(in thousands)
Revenue	$264,137	$17,105	*	$473,002	$25,972	*
Direct operating expenses	129,631	6,700	*	232,685	11,675	*
Selling, general and administrative expenses	76,952	8,157	*	146,471	15,230	*
Depreciation and amortization	24,883	2,402	*	44,432	5,255	*
Loss on sale of operating assets	646	-	*	5,205	-	*

Operating income (loss)	$32,025	$(154)	*	$44,209	$(6,188)	*

Operating margin	12.1%	(0.9)%		9.3%	(23.8)%

Adjusted operating income (loss) **	$63,842	$2,336	*	$109,647	$(851)	*

*	Percentages are not meaningful.
**	Adjusted operating income (loss) is discussed in more detail and reconciled to operating income (loss) below.

Three Months

Ticketing revenue increased $247.0 million during the three months ended June 30, 2010 as compared to the same period of the prior year primarily due to the $254.2 million increase resulting from our Merger with Ticketmaster. Revenue related to ticketing service charges for our events where we control ticketing is deferred and recognized as the event occurs.

Ticketing direct operating expenses increased $122.9 million during the three months ended June 30, 2010 as compared to the same period of the prior year primarily due to the $125.5 million increase resulting from our Merger with Ticketmaster.

Ticketing selling, general and administrative expenses increased $68.8 million during the three months ended June 30, 2010 as compared to the same period of the prior year primarily due to the $65.0 million increase resulting from our Merger with Ticketmaster.

Ticketing depreciation and amortization expense increased $22.5 million during the three months ended June 30, 2010 as compared to the same period of the prior year primarily due to the $21.4 million increase resulting from our Merger with Ticketmaster along with $1.1 million related to the acceleration of depreciation expense for the CTS ticketing platform assets.

Ticketing had operating income of $32.0 million during the three months ended June 30, 2010 as compared to an operating loss of $0.2 million during the same period of the prior year primarily due to the addition of the Ticketmaster ticketing operations.

Six Months

Ticketing revenue increased $447.0 million during the six months ended June 30, 2010 as compared to the same period of the prior year primarily due to the $455.5 million increase resulting from our Merger with Ticketmaster. Revenue related to ticketing service charges for our events where we control ticketing is deferred and recognized as the event occurs. We sell tickets online, through independent sales outlets and call centers. During the six months ended June 30, 2010, we sold 78%, 14% and 8% of primary tickets through these channels, respectively.

Ticketing direct operating expenses increased $221.0 million during the six months ended June 30, 2010 as compared to the same period of the prior year primarily due to the $225.3 million increase resulting from our Merger with Ticketmaster.

Ticketing selling, general and administrative expenses increased $131.2 million during the six months ended June 30, 2010 as compared to the same period of the prior year primarily due to the $129.0 million increase resulting from our Merger with Ticketmaster.

Ticketing depreciation and amortization expense increased $39.2 million during the six months ended June 30, 2010 as compared to the same period of the prior year primarily due to the $34.2 million increase resulting from our Merger with Ticketmaster along with $4.5 million related to the acceleration of depreciation expense for the CTS ticketing platform assets.

Ticketing loss on sale of operating assets of $5.2 million during the six months ended June 30, 2010 is primarily due to the sale of Paciolan in March 2010.

Ticketing had operating income of $44.2 million during the six months ended June 30, 2010 as compared to an operating loss of $6.2 million during the same period of the prior year primarily due to the addition of the Ticketmaster ticketing operations partially offset by the loss on sale of Paciolan in the first quarter of 2010.

Sponsorship Results of Operations

Our Sponsorship segment operating results were as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2010	2009		2010	2009
	(in thousands)			(in thousands)
Revenue	$38,825	$39,562	(2)%	$60,062	$58,782	2%
Direct operating expenses	5,902	7,725	(24)%	12,036	15,709	(23)%
Selling, general and administrative expenses	6,445	4,732	36%	13,364	10,206	31%
Depreciation and amortization	62	52	19%	121	105	15%
Loss on sale of operating assets	-	-	*	6	-	*

Operating income	$26,416	$27,053	(2)%	$34,535	$32,762	5%

Operating margin	68.0%	68.4%		57.5%	55.7%

Adjusted operating income **	$26,400	$27,105	(3)%	$35,025	$32,867	7%

*	Percentages are not meaningful.
**	Adjusted operating income (loss) is discussed in more detail and reconciled to operating income (loss) below.

Three Months

The Sponsorship operating results for the three months ended June 30, 2010, were not significantly different as compared to the same period of the prior year. Sponsorship direct operating and selling, general and administrative expenses in total decreased $0.1 million during the three months ended June 30, 2010 as compared to the same period of the prior year. In 2010, we have changed the pay structures of many of our sponsorship sales people from a commission structure to a salary plus bonus structure in order to properly align sales incentives with the overall growth drivers and goals of the Company. This has caused a decrease in direct operating expenses and an increase in selling, general and administrative expenses but in total, the expenses are essentially unchanged.

Six Months

The Sponsorship operating results for the six months ended June 30, 2010, were not significantly different as compared to the same period of the prior year with an overall growth in operating income of $1.8 million, or 5%, driven by increased sponsorship sales. Sponsorship direct operating and selling, general and administrative expenses in total decreased $0.5 million during the six months ended June 30, 2010 as compared to the same period of the prior year. In 2010, we have changed the pay structures of many of our sponsorship sales people from a commission structure to a salary plus bonus structure in order to properly align sales incentives with the overall growth drivers and goals of the Company. This has caused a decrease in direct operating expenses and an increase in selling, general and administrative expenses but in total, the expenses are essentially unchanged.

eCommerce Results of Operations

Our eCommerce segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2010	2009		2010	2009
	(in thousands)			(in thousands)
Revenue	$18,895	$3,654	*	$36,979	$5,536	*
Direct operating expenses	4,128	819	*	6,378	1,162	*
Selling, general and administrative expenses	12,190	4,485	*	20,580	9,038	*
Depreciation and amortization	431	1,328	*	3,084	2,707	*

Operating income (loss)	$2,146	$(2,978)	*	$6,937	$(7,371)	*

Operating margin	11.4%	(81.5)%		18.8%	*

Adjusted operating income (loss) **	$3,196	$(1,650)	*	$10,932	$(4,448)	*

*	Percentages are not meaningful.
**	Adjusted operating income (loss) is discussed in more detail and reconciled to operating income (loss) below.

Three Months

eCommerce revenue increased $15.2 million during the three months ended June 30, 2010 as compared to the same period of the prior year primarily due to a $14.7 million increase resulting from our Merger with Ticketmaster.

eCommerce direct operating expenses increased $3.3 million during the three months ended June 30, 2010 as compared to the same period of the prior year primarily due to the $2.5 million increase resulting from our Merger with Ticketmaster.

eCommerce selling, general and administrative expenses increased $7.7 million during the three months ended June 30, 2010 as compared to the same period of the prior year primarily due to the $6.4 million increase due to our Merger with Ticketmaster.

The increased operating income for eCommerce was primarily a result of our Merger with Ticketmaster.

Six Months

eCommerce revenue increased $31.4 million during the six months ended June 30, 2010 as compared to the same period of the prior year primarily due to a $29.9 million increase resulting from our Merger with Ticketmaster along with increased online sponsorship revenue.

eCommerce direct operating expenses increased $5.2 million during the six months ended June 30, 2010 as compared to the same period of the prior year primarily due to the $4.4 million increase resulting from our Merger with Ticketmaster.

eCommerce selling, general and administrative expenses increased $11.5 million, or 128%, during the six months ended June 30, 2010 as compared to the same period of the prior year primarily due to the $9.3 million increase due to our Merger with Ticketmaster.

The increased operating income for eCommerce was primarily a result of our Merger with Ticketmaster.

Reconciliation of Segment Operating Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Concerts	$(4,528)	$(4,478)	$(77,442)	$(66,884)
Artist Nation	(7,080)	399	(15,722)	(3,803)
Ticketing	32,025	(154)	44,209	(6,188)
Sponsorship	26,416	27,053	34,535	32,762
eCommerce	2,146	(2,978)	6,937	(7,371)
Other	451	384	641	508
Corporate	(22,804)	(28,361)	(70,034)	(45,418)

Consolidated operating income (loss)	$26,626	$(8,135)	$(76,876)	$(96,394)

Reconciliation of Segment Adjusted Operating Income (Loss)

AOI is a non-GAAP financial measure that we define as operating income (loss) before acquisition expenses (including transaction costs, changes in the fair value of accrued acquisition-related contingent consideration arrangements, merger bonuses, payments under the Azoff Trust note and merger-related severance), depreciation and amortization (including goodwill impairment), loss (gain) on sale of operating assets and non-cash compensation expense. We use AOI to evaluate the performance of our operating segments. We believe that information about AOI assists investors by allowing them to evaluate changes in the operating results of our portfolio of businesses separate from non-operational factors that affect net income, thus providing insights into both operations and the other factors that affect reported results. AOI is not calculated or presented in accordance with GAAP. A limitation of the use of AOI as a performance measure is that it does not reflect the periodic costs of certain amortizing assets used in generating revenue in our business. Accordingly, AOI should be considered in addition to, and not as a substitute for, operating income (loss), net income (loss), and other measures of financial performance reported in accordance with GAAP. Furthermore, this measure may vary among other companies; thus, AOI as presented herein may not be comparable to similarly titled measures of other companies.

The following table sets forth the computation of adjusted operating income (loss) as a supplemental measure to GAAP:

	Adjusted operating income (loss)	Non-cash compensation expense	Loss (gain) on sale of operating assets	Depreciation and amortization	Acquisition expenses	Operating income (loss)
	(in thousands)
Three Months Ended June 30, 2010
Concerts	$24,251	$1,625	$(1,282)	$27,824	$612	$(4,528)
Artist Nation	9,928	1,107	(1)	10,246	5,656	(7,080)
Ticketing	63,842	3,491	646	24,883	2,797	32,025
Sponsorship	26,400	107	-	62	(185)	26,416
eCommerce	3,196	184	-	431	435	2,146
Other	459	-	-	8	-	451
Corporate	(14,695)	3,862	-	547	3,700	(22,804)
Eliminations	(1,044)	-	-	(1,044)	-	-

Total	$112,337	$10,376	$(637)	$62,957	$13,015	$26,626

Three Months Ended June 30, 2009
Concerts	$25,307	$1,385	$(718)	$29,102	$16	$(4,478)
Artist Nation	2,397	20	-	1,978	-	399
Ticketing	2,336	88	-	2,402	-	(154)
Sponsorship	27,105	-	-	52	-	27,053
eCommerce	(1,650)	-	-	1,328	-	(2,978)
Other	451	-	-	67	-	384
Corporate	(10,970)	1,956	-	574	14,861	(28,361)
Eliminations	-	-	-	-	-	-

Total	$44,976	$3,449	$(718)	$35,503	$14,877	$(8,135)

Six Months Ended June 30, 2010
Concerts	$(18,253)	$3,624	$(1,269)	$56,227	$607	$(77,442)
Artist Nation	10,690	2,401	(1)	18,169	5,843	(15,722)
Ticketing	109,647	9,345	5,205	44,432	6,456	44,209
Sponsorship	35,025	223	6	121	140	34,535
eCommerce	10,932	232	-	3,084	679	6,937
Other	647	-	(7)	13	-	641
Corporate	(33,883)	16,973	-	1,274	17,904	(70,034)
Eliminations	(1,044)	-	-	(1,044)	-	-

Total	$113,761	$32,798	$3,934	$122,276	$31,629	$(76,876)

Six Months Ended June 30, 2009
Concerts	$(2,075)	$2,067	$(991)	$63,588	$145	$(66,884)
Artist Nation	1,463	321	9	4,936	-	(3,803)
Ticketing	(851)	82	-	5,255	-	(6,188)
Sponsorship	32,867	-	-	105	-	32,762
eCommerce	(4,448)	216	-	2,707	-	(7,371)
Other	643	-	-	135	-	508
Corporate	(22,129)	3,839	-	860	18,590	(45,418)
Eliminations	-	-	-	-	-	-

Total	$5,470	$6,525	$(982)	$77,586	$18,735	$(96,394)

Liquidity and Capital Resources

Our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, are funded from operations or from borrowings under our senior secured credit facility described below. Our cash is currently managed on a worldwide basis.

Our balance sheet reflects cash and cash equivalents of $1.0 billion at June 30, 2010 and $237.0 million at December 31, 2009. Included in the June 30, 2010 cash and cash equivalents balance is $308.7 million of funds representing amounts equal to the face value of tickets sold on behalf of clients, or client funds. The Company does not utilize client funds for its own financing or investing activities as the amounts are payable to clients. Our balance sheet reflects current and long-term debt of $1.739 billion at June 30, 2010, and $740.1 million at December 31, 2009. Our weighted average cost of debt, excluding the debt discount on our term loan convertible notes and debt premium on our 10.75% senior notes, was 6.01% at June 30, 2010.

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

The lenders under our revolving credit facility and counterparties to our interest rate cap agreement consist of banks and other third-party financial institutions. While we currently have no indications or expectations that such lenders and counterparties will be unable to fund their commitments as required, we can provide no assurances that future funding availability will not be impacted by adverse conditions in the financial markets. Should an individual lender default on its obligations, the remaining lenders would not be required to fund the shortfall, resulting in a reduction in the total amount available to us for future borrowings, but would remain obligated to fund their own commitments. Should any counterparty to our interest rate cap agreement default on its obligations, we could experience higher interest rate volatility during the period of any such default.

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

The interest rates per annum applicable to loans under the senior secured credit facility are, at our option, equal to either LIBOR plus 3.0% or a base rate plus 2.0%, subject to stepdowns based on our leverage ratio. The interest rate for the term loan B is subject to a LIBOR floor of 1.5% and a base rate floor of 2.5%. We are required to pay a commitment fee of 0.5% per year on the undrawn portion available under the revolving credit facility and variable fees on outstanding letters of credit.

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

Borrowings on the May 2010 senior secured credit facility were primarily used to repay the borrowings under ours and Ticketmaster’s existing credit facilities, convert existing preferred stock of one of our subsidiaries into the right to receive a cash payment, pay related fees and expenses and for general corporate purposes. During the six months ended June 30, 2010, we made principal payments totaling $3.3 million on these term loans. Our revolving credit facility had not been drawn on as of June 30, 2010. Any borrowings on the revolving credit facility would be used to fund working capital requirements during the period. At June 30, 2010, the outstanding balances on the term loans and revolving credit facility were $892.9 million and zero, respectively. Based on our letters of credit of $43.7 million, $256.3 million was available for future borrowings.

8.125% Senior Notes

In May 2010, we issued $250 million of 8.125% senior notes due 2018. Interest on the notes is payable semi-annually in cash in arrears on May 15 and November 15 of each year, beginning on November 15, 2010, and the notes will mature on May 15, 2018. We may redeem some or all of the notes at any time prior to May 15, 2014 at a price equal to 100% of the principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium using a discount rate equal to the Treasury Rate plus 50 basis points. We may also redeem up to 35% of the notes from the proceeds of certain equity offerings prior to May 15, 2013, at a price equal to 108.125% of their principal amount, plus any accrued and unpaid interest. In addition, on or after May 15, 2014, we may redeem some or all of the notes at any time at redemption prices that start at 104.063% of their principal amount. We must also offer to redeem the notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to the repurchase date, if we experience certain kinds of changes of control.

Borrowings on the 8.125% senior notes were primarily used to repay the borrowings under ours and Ticketmaster’s existing credit facilities, convert existing preferred stock of one of our subsidiaries into the right to receive a cash payment, pay related fees and expenses and for general corporate purposes. During the six months ended June 30, 2010, we made no principal payments on these senior notes. At June 30, 2010, the outstanding balances on the 8.125% senior notes were $250.0 million.

Debt Covenants

Our senior secured credit facility, which was entered into in May 2010, contains a number of covenants and restrictions that, among other things, requires us to satisfy certain financial covenants and restricts our and our subsidiaries’ ability to incur additional debt, make certain investments and acquisitions, repurchase our stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets, merge or consolidate, and pay dividends and make distributions, (with the exception of subsidiary dividends or distributions to the parent company or other subsidiaries on at least a pro-rata basis with any noncontrolling interest partners). Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the credit facility becoming immediately due and payable. The senior secured credit facility agreement has two covenants measured quarterly starting June 30, 2010 that relate to total leverage and interest coverage. The consolidated total leverage covenant requires us to maintain a ratio of consolidated total debt to consolidated EBITDA (both as defined in the senior secured credit facility agreement) of less than 4.9x over the trailing four consecutive quarters. The total leverage ratio will reduce to 4.5x on September 30, 2011, 4.0x on September 30, 2012, 3.75x September 30, 2013 and 3.5x on March 31, 2015. The consolidated interest coverage covenant requires us to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense (both as defined in the senior secured credit facility agreement) of 2.5x over the trailing four consecutive quarters. The interest coverage will increase to 2.75x on September 30, 2011, and 3.0x on September 30, 2012.

        The indentures governing the 10.75% senior notes and the 8.125% senior notes contain covenants that limit, among other things, our ability and the ability of our restricted subsidiaries to incur certain additional indebtedness and issue preferred stock; make certain distributions, investments and other restricted payments; sell certain assets; agree to any restrictions on the ability of restricted subsidiaries to make payments to us; merge, consolidate or sell all of our assets; create certain liens; and engage in transactions with affiliates on terms that are not arm’s length. Certain covenants, including those pertaining to incurrence of indebtedness, restricted payments, asset sales, mergers and transactions with affiliates will be suspended during any period in which the notes are rated investment grade by both rating agencies and no default or event of default under the indentures has occurred and is continuing. The 10.75% senior notes and the 8.125% senior notes each contain two incurrence-based financial covenants, as defined, requiring a minimum fixed charge coverage ratio of 2.0 to 1.0 and a maximum secured indebtedness leverage ratio of 2.75 to 1.0.

As of June 30, 2010, we believe we were in compliance with all of our debt covenants. We expect to remain in compliance with all of our debt covenants throughout 2010.

Guarantees of Third-Party Obligations

As of June 30, 2010, we guaranteed the debt of third parties of approximately $3.8 million primarily related to maximum credit limits on employee and tour-related credit cards and guarantees of bank lines of credit of a nonconsolidated affiliate and a third-party promoter.

Uses of Cash

Acquisitions

During the six months ended June 30, 2010, our cash increased by $763.0 million from acquisitions in our Concerts, Artist Nation, Ticketing and eCommerce segments, primarily due to the stock for stock merger with Ticketmaster in January 2010. When we make acquisitions, the acquired entity may have cash on its balance sheet at the time of acquisition. All amounts discussed in this section are presented net of any cash acquired.

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

Our capital expenditures, including accruals, consisted of the following:

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Maintenance capital expenditures	$22,623	$8,661
Revenue generating capital expenditures	7,193	15,976

Total capital expenditures	$29,816	$24,637

Maintenance capital expenditures during the first six months of 2010 increased from the same period of the prior year primarily due to our Merger with Ticketmaster.

Revenue generating capital expenditures during the first six months of 2010 decreased from the same period of the prior year primarily due to the 2009 development and renovation of various venues including a House of Blues club in Boston, the Gibson Amphitheater in California and the AMG venue expansion in Birmingham.

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

Cash Flows

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Cash provided by (used in):
Operating activities	$168,279	$338,726
Investing activities	$557,351	$(34,198)
Financing activities	$79,166	$(60,551)

Operating Activities

Cash provided by operations was $168.3 million for the six months ended June 30, 2010, compared to $338.7 million for the six months ended June 30, 2009. The $170.4 million decrease in cash provided by operations resulted primarily from changes in the event-related operating accounts which are dependent on the timing of ticket sales along with the size and number of events for upcoming periods partially offset by the increase in the cash-related portion of net income. During the first six months of 2010, we had less deferred revenue and paid more accrued event-related expenses partially offset by lower payments of prepaid event-related expenses as compared to the same period of 2009 resulting in a decrease to cash provided by operations.

Investing Activities

Cash provided by investing activities was $557.4 million for the six months ended June 30, 2010, compared to cash used in investing activities of $34.2 million for the six months ended June 30, 2009. The $591.6 million increase in cash provided by investing activities is primarily due to cash acquired in the Merger.

Financing Activities

Cash provided by financing activities was $79.2 million for the six months ended June 30, 2010, compared to cash used in financing activities of $60.6 million for the six months ended June 30, 2009. The $139.8 million increase in cash provided by financing activities was primarily a result of net proceeds received in 2010 from the issuance of $250 million of 8.125% senior notes and our new senior secured credit facility, after repayment of the borrowings under the Live Nation and Ticketmaster credit facilities, payment of debt issuance costs as well as the redemption of preferred stock, as compared to net paydowns on our previous revolving credit facility in the same period of the prior year.

Seasonality

Our Concerts and Artist Nation segments typically experience higher operating income in the second and third quarters as our outdoor venues and international festivals are primarily used or occur during May through September, while domestic ticket sales for concerts and sporting events are generally earned in the first and second quarters of the year. Generally, international ticketing revenues and operating income are highest in the fourth quarter of the year, earned primarily through concert ticket sales. In addition, the timing of tours of top-grossing acts can impact comparability of quarterly results year over year, although annual results may not be impacted. Our Ticketing segment sales are impacted by fluctuations in the availability of events for sale to the public, which vary depending upon scheduling by our clients.

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

Foreign Currency Risk

We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported an operating loss of $3.3 million for the six months ended June 30, 2010. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the six months ended June 30, 2010 by $0.3 million. As of June 30, 2010, our primary foreign exchange exposure included the Euro, British Pound and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities.

We use forward currency contracts to reduce our exposure to foreign currency risk. The principal objective of such contracts is to minimize the risks and/or costs associated with short-term artist fee commitments. In certain limited instances, we also enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on short-term intercompany loans payable to certain international subsidiaries and on forecasted operating income. At June 30, 2010, we had forward currency contracts outstanding with a notional amount of $145.9 million.

Interest Rate Risk

Our market risk is also affected by changes in interest rates. We had $1.739 billion total debt, net of unamortized discounts and premiums, outstanding as of June 30, 2010. Of the total amount, taking into consideration existing interest rate hedges, we have $917.7 million of fixed-rate debt and $820.9 million of floating-rate debt.

Based on the amount of our floating-rate debt as of June 30, 2010, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $2.1 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of June 30, 2010 with no subsequent change in rates for the remainder of the period.

At June 30, 2010, we have one interest rate cap agreement that is designated as a cash flow hedge for accounting purposes. The interest rate cap had a notional amount of $98.8 million at June 30, 2010, to limit our cash flow exposure to an interest rate of 4% per annum. This agreement expires on June 30, 2013. The fair value of this agreement at June 30, 2010 was an asset of $0.2 million. This agreement was put in place to reduce the variability of a portion of the cash flows from the interest payments related to the May 2010 senior secured credit facility. The original terms of the May 2010 senior secured credit facility require one or more interest rate protection agreements, with an effect of fixing or limiting the interest costs, for at least 50% of the consolidated total funded debt at the closing date for at least three years. Upon the execution of this interest rate cap agreement, the existing interest rate protection agreements fully met this requirement.

As part of the acquisition of AMG, we have an interest rate swap agreement with a $16.5 million aggregate notional amount that effectively converts a portion of our floating-rate debt to a fixed-rate basis. This agreement expires in January 2015. Also, in connection with the financing of the redevelopment of the O2 Dublin, we have an interest rate swap agreement with a notional amount of $15.1 million that expires in December 2013 effectively converting a portion of our floating-rate debt to a fixed-rate basis. These interest rate swap agreements have not been designated as hedging instruments. Therefore, any change in fair value is recorded in earnings during the period of the change.

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

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is as follows:

Six Months Ended June 30,		Year Ended December 31,
2010	2009	2009	2008	2007	2006
*	*	*	*	*	*

*	For the six months ended June 30, 2010 and 2009, fixed charges exceeded earnings from continuing operations before income taxes and fixed charges by $151.3 million and $128.6 million, respectively. For the years ended December 31, 2009, 2008, 2007 and 2006, fixed charges exceeded earnings from continuing operations before income taxes and fixed charges by $116.5 million, $358.6 million, $45.8 million and $30.0 million, respectively.

The ratio of earnings to fixed charges was computed on a total enterprise basis. Earnings represent income from continuing operations before income taxes less equity in undistributed net income (loss) of nonconsolidated affiliates plus fixed charges. Fixed charges represent interest, amortization of debt discount and premium and the estimated interest portion of rental charges. Rental charges exclude variable rent expense for events in third-party venues.

Stock-Based Compensation

As of June 30, 2010, there was $119.2 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements for stock options, restricted stock awards and restricted stock units. This cost is expected to be recognized over the next four years.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

In June 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, codified in ASC topic 810, Consolidations. This pronouncement amends portions of ASC topic 810 relating to variable interest entities. Among other accounting and disclosure requirements, the pronouncement replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. We adopted the relevant provisions of ASC topic 810 on January 1, 2010 and are applying the requirements prospectively. Our adoption of the variable interest guidance did not have a material impact on our financial position or results of operations.

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

Management believes that the accounting estimates involved in the allowance for doubtful accounts, impairment of long-lived assets and goodwill, revenue recognition, litigation accruals, stock-based compensation and accounting for income taxes are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. These critical accounting estimates, the judgments and assumptions and the effect if actual results differ from these assumptions are described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K filed with the SEC on February 25, 2010 and as amended by our Form 10-K/A filed with the SEC on April 30, 2010.

There have been no changes to our critical accounting policies during the six months ended June 30, 2010.

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

Based on their evaluation as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

CTS Arbitration

CTS filed a request for arbitration with the International Court of Arbitration of the International Chamber of Commerce in April 2010. CTS asserts that we breached our obligations under the terms of our agreement with CTS and failed to allocate the proper number of tickets to CTS’s system in the United Kingdom, and that the Merger with Ticketmaster and our subsequent actions have breached the implied covenant of good faith and fair dealing. CTS seeks a declaration that we are in breach of the agreement and of the implied covenant of good faith and fair dealing, unspecified damages resulting from such breaches and specific performance of our obligations under the agreement. In June 2010, we terminated our agreement with CTS, based on CTS’ multiple, material failures to perform its obligations under the agreement. We intend to vigorously defend the action.

Live Concert Antitrust Litigation

We were a defendant in a lawsuit filed by Malinda Heerwagen in June 2002 in U.S. District Court. The plaintiff, on behalf of a putative class consisting of certain concert ticket purchasers, alleged that anti-competitive practices for concert promotion services by us nationwide caused artificially high ticket prices. In August 2003, the District Court ruled in our favor, denying the plaintiff’s class certification motion. The plaintiff appealed to the U.S. Court of Appeals. In January 2006, the Court of Appeals affirmed, and the plaintiff then dismissed her action that same month. Subsequently, twenty-two putative class actions were filed by different named plaintiffs in various U.S. District Courts throughout the country, making claims substantially similar to those made in the Heerwagen action, except that the geographic markets alleged are regional, statewide or more local in nature, and the members of the putative classes are limited to individuals who purchased tickets to concerts in the relevant geographic markets alleged. The plaintiffs seek unspecified compensatory, punitive and treble damages, declaratory and injunctive relief and costs of suit, including attorneys’ fees. We have filed our answers in some of these actions and have denied liability. In April 2006, granting our motion, the Judicial Panel on Multidistrict Litigation transferred these actions to the U.S. District Court for the Central District of California for coordinated pre-trial proceedings. In June 2007, the District Court conducted a hearing on the plaintiffs’ motion for class certification, and also that month the Court entered an order to stay all proceedings pending the Court’s ruling on class certification. In October 2007, the Court granted the plaintiffs’ motion and certified classes in the Chicago, New England, New York/New Jersey, Colorado and Southern California regional markets. In November 2007, the Court extended its stay of all proceedings pending further developments in the U.S. Court of Appeals for the Ninth Circuit. In February 2008, we filed with the District Court a Motion for Reconsideration of its October 2007 class certification order. A ruling by the District Court on our Motion is pending. We intend to vigorously defend all claims in all of the actions.

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

The plaintiff filed a class certification motion in August 2009, which Ticketmaster opposed. In February 2010, the Court granted certification of a class on the first two causes of action, which allege that Ticketmaster misrepresents/omits the fact of a profit component in its UPS and order processing fees. The class consists of California consumers who purchased tickets through Ticketmaster’s website from 1999 to present. The Court denied certification of a class on the third and fourth causes of action, which allege that Ticketmaster’s UPS and order processing fees are unconscionably high. In March 2010, Ticketmaster filed a Petition for Writ of Mandate with the California Court of Appeal, and plaintiffs also filed a motion for reconsideration of the Superior Court’s class certification order. In April 2010, the Superior Court denied plaintiffs’ Motion for Reconsideration of the Court’s class certification order, and the Court of Appeal denied Ticketmaster’s Petition for Writ of Mandate. In June 2010, Ticketmaster filed its Motion for Summary Judgment on all causes of action in the Superior Court. Later that month, the Court of Appeal granted the plaintiffs’ Petition for Writ of Mandate and ordered the Superior Court to vacate its February 2010 order denying plaintiffs’ motion to certify a national class and enter a new order certifying a nationwide class on the first two causes of action or show cause why a peremptory writ with that order should not issue. Later that month, the Court of Appeal granted the plaintiffs’ Petition for Writ of Mandate and ordered the Superior Court to vacate its February 2010 order denying plaintiffs’ motion to certify a national class and enter a new order granting plaintiffs’ motion to certify a nationwide class on the first two claims, or show cause why the Court of Appeal should not direct the Superior Court to do so. We intend to vigorously defend the action.

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

United States Consumer Class Action Litigation Relating to TicketsNow

From February through June 2009, eleven purported class action lawsuits asserting causes of action under various state consumer protection laws were filed against Ticketmaster and TicketsNow in U.S. District Courts in California, New Jersey, Minnesota, Pennsylvania and North Carolina. The lawsuits allege that Ticketmaster and TicketsNow unlawfully deceived consumers by, among other things, selling large quantities of tickets to TicketsNow’s ticket brokers, either prior to or at the time that tickets for an event go on sale, thereby forcing consumers to purchase tickets at significantly marked-up prices on TicketsNow.com instead of Ticketmaster.com. The plaintiffs further claim violation of the consumer protection laws by Ticketmaster’s alleged “redirecting” of consumers from Ticketmaster.com to Ticketsnow.com, thereby engaging in false advertising and an unfair business practice by deceiving consumers into inadvertently purchasing tickets from TicketsNow for amounts greater than face value. The plaintiffs claim that Ticketmaster has been unjustly enriched by this conduct and seek compensatory damages, a refund to every class member of the difference between tickets’ face value and the amount paid to TicketsNow, an injunction preventing Ticketmaster from engaging in further unfair business practices with TicketsNow and attorney fees and costs. In July 2009, all of the cases were consolidated and transferred to the U.S. District Court for the Central District of California. The plaintiffs filed their consolidated class action complaint in September 2009, to which Ticketmaster filed its answer the following month. In July 2010, Ticketmaster filed its Motion for Summary Judgment. We intend to vigorously defend all claims in all of the actions.

Litigation Relating to the Merger of Live Nation and Ticketmaster

Ticketmaster and their Board of Directors were named as defendants in a pair of lawsuits filed in February 2009 in the Superior Court of California challenging the Merger. These actions were consolidated by court order in March 2009. The consolidated complaint, as amended, generally alleges that Ticketmaster and its directors breached their fiduciary duties by entering into the Merger Agreement without regard to the fairness of its terms to the Ticketmaster stockholders and in return for illicit payments of “surplus” Live Nation stock. It also alleges that the joint proxy statement/prospectus of Live Nation and Ticketmaster contained material omissions and misstatements. The plaintiffs moved for a preliminary injunction barring the completion of the Merger in December 2009, which motion was denied at a hearing held later that month. The Ticketmaster and Live Nation stockholders each approved the Merger in January 2010, and the Merger was consummated later that same month. The plaintiffs continue to prosecute the case, now seeking compensatory damages, attorneys’ fees and expenses. The Ticketmaster defendants have answered the complaint, denying its allegations and asserting defenses. In April 2010, the parties reached a settlement which the court approved in July 2010.

Other Litigation

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

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, which amended and restated Item 1A of our 2009 Annual Report on Form 10-K as amended by our Form 10-K/A filed with the SEC on April 30, 2010, describes some of the risks and uncertainties associated with our business which have the potential to materially affect our business, financial condition or results of operations. We do not believe that there have been any material changes to the risk factors previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

		Incorporated by Reference					Filed
Exhibit	Exhibit Description						Here
No.		Form	File No.	Exhibit No.	Filing Date	Filed By	with
2.1	Agreement and Plan of Merger, dated February 10, 2009, between Ticketmaster Entertainment, Inc. and Live Nation, Inc.	8-K	001-32601	2.1	2/13/2009	Live Nation Entertainment, Inc.
10.1	Fifth Supplemental Indenture, dated as of April 30, 2010, to the Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors named therein and The Bank of New York Mellon, as Trustee						X
10.2	Sixth Supplemental Indenture, entered into as of May 6, 2010, to the Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors named therein and The Bank of New York Mellon, as Trustee						X
10.3	Indenture dated as of May 6, 2010 by and among Live Nation Entertainment, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee						X
10.4	Credit Agreement entered into as of May 6, 2010, among Live Nation Entertainment, Inc., the Foreign Borrowers party thereto, the Guarantors identified therein, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent and J.P. Morgan Europe Limited, as London Agent						X

31.1	Certification of Chief Executive Officer.						X
31.2	Certification of Chief Financial Officer.						X
32.1	Section 1350 Certification of Chief Executive Officer.						X
32.2	Section 1350 Certification of Chief Financial Officer.						X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 5, 2010.

LIVE NATION ENTERTAINMENT, INC.

By:	/S/ BRIAN CAPO
Brian Capo
Chief Accounting Officer

EXHIBIT INDEX

		Incorporated by Reference					Filed
Exhibit	Exhibit Description						Here
No.		Form	File No.	Exhibit No.	Filing Date	Filed By	with
2.1	Agreement and Plan of Merger, dated February 10, 2009, between Ticketmaster Entertainment, Inc. and Live Nation, Inc.	8-K	001-32601	2.1	2/13/2009	Live Nation Entertainment, Inc.
10.1	Fifth Supplemental Indenture, dated as of April 30, 2010, to the Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors named therein and The Bank of New York Mellon, as Trustee						X
10.2	Sixth Supplemental Indenture, entered into as of May 6, 2010, to the Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors named therein and The Bank of New York Mellon, as Trustee						X
10.3	Indenture dated as of May 6, 2010 by and among Live Nation Entertainment, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee						X
10.4	Credit Agreement entered into as of May 6, 2010, among Live Nation Entertainment, Inc., the Foreign Borrowers party thereto, the Guarantors identified therein, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent and J.P. Morgan Europe Limited, as London Agent						X

31.1	Certification of Chief Executive Officer.						X
31.2	Certification of Chief Financial Officer.						X
32.1	Section 1350 Certification of Chief Executive Officer.						X
32.2	Section 1350 Certification of Chief Financial Officer.						X