Form 10-Q
period 2010-09-30
Live Nation Entertainment, Inc.
filed 2010-11-04
CIK 1335258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010,

or

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

On October 29, 2010, there were 173,570,144 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 3,193,856 shares of unvested restricted stock awards and excluding 1,983,138 shares held in treasury.

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

TicketsNow	TNow Entertainment Group, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(unaudited)	(audited)
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$855,616	$236,955
Accounts receivable, less allowance of $13,042 as of September 30, 2010 and $8,230 as of December 31, 2009	470,503	176,179
Prepaid expenses	433,434	277,599
Other current assets	46,596	27,133

Total current assets	1,806,149	717,866
Property, plant and equipment
Land, buildings and improvements	888,838	875,958
Computer equipment and capitalized software	186,251	131,875
Furniture and other equipment	165,245	156,756
Construction in progress	32,183	17,398

	1,272,517	1,181,987
Less accumulated depreciation	503,390	432,003

	769,127	749,984
Intangible assets
Definite-lived intangible assets—net	967,101	442,641
Indefinite-lived intangible assets	381,157	28,248
Goodwill	1,232,693	204,672

Investments in nonconsolidated affiliates	27,719	2,077
Other long-term assets	208,603	196,271

Total assets	$5,392,549	$2,341,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, client accounts	$428,688	$-
Accounts payable	99,799	50,844
Accrued expenses	558,826	357,138
Deferred revenue	326,219	284,536
Current portion of long-term debt	65,324	41,032
Other current liabilities	52,613	18,684

Total current liabilities	1,531,469	752,234

Long-term debt, net	1,671,789	699,037
Long-term deferred income taxes	227,337	30,480
Other long-term liabilities	198,957	94,567
Series A and Series B redeemable preferred stock	-	40,000
Commitments and contingent liabilities (Note 8)

Redeemable noncontrolling interests	132,121	-

Stockholders’ equity
Common stock	1,723	860
Additional paid-in capital	2,044,110	1,090,572
Accumulated deficit	(522,881)	(433,785)
Cost of shares held in treasury	(9,592)	(9,529)
Accumulated other comprehensive income (loss)	(3,211)	4,199

Total Live Nation Entertainment, Inc. stockholders’ equity	1,510,149	652,317
Noncontrolling interests	120,727	73,124

Total stockholders’ equity	1,630,876	725,441

Total liabilities and stockholders’ equity	$5,392,549	$2,341,759

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands except share and per share data)
Revenue	$1,836,351	$1,794,588	$3,825,902	$3,326,716
Operating expenses:
Direct operating expenses	1,387,302	1,467,647	2,769,459	2,679,438
Selling, general and administrative expenses	244,065	158,412	727,708	453,920
Depreciation and amortization	65,320	35,953	181,525	113,539
Loss (gain) on sale of operating assets	(779)	(27)	3,155	(1,009)
Corporate expenses	27,660	16,424	86,666	42,308
Acquisition transaction expenses	2,581	7,780	17,992	26,515

Operating income	110,202	108,399	39,397	12,005

Interest expense	29,414	17,438	85,773	50,557
Loss on extinguishment of debt	-	-	21,172	-
Interest income	(715)	(342)	(2,158)	(1,908)
Equity in earnings of nonconsolidated affiliates	(629)	(163)	(2,884)	(979)
Other expense (income)—net	(212)	3,858	(1,845)	4,465

Income (loss) from continuing operations before income taxes	82,344	87,608	(60,661)	(40,130)
Income tax expense (benefit):
Current	14,004	17,344	17,844	28,220
Deferred	2,905	(2,129)	(4,950)	(4,316)

Income (loss) from continuing operations	65,435	72,393	(73,555)	(64,034)
Income (loss) from discontinued operations, net of tax	(3,213)	6,779	(3,893)	13,241

Net income (loss)	62,222	79,172	(77,448)	(50,793)

Net income attributable to noncontrolling interests	10,818	9,925	11,648	9,865

Net income (loss) attributable to Live Nation Entertainment, Inc.	$51,404	$69,247	$(89,096)	$(60,658)

Basic net income (loss) per common share attributable to common stockholders:
Income (loss) from continuing operations attributable to Live Nation Entertainment, Inc.	$0.32	$0.74	$(0.53)	$(0.90)
Income (loss) from discontinued operations attributable to Live Nation Entertainment, Inc.	(0.02)	0.08	(0.02)	0.16

Net income (loss) attributable to Live Nation Entertainment, Inc.	$0.30	$0.82	$(0.55)	$(0.74)

Diluted net income (loss) per common share attributable to common stockholders:
Income (loss) from continuing operations attributable to Live Nation Entertainment, Inc.	$0.32	$0.71	$(0.53)	$(0.90)
Income (loss) from discontinued operations attributable to Live Nation Entertainment, Inc.	(0.02)	0.07	(0.02)	0.16

Net income (loss) attributable to Live Nation Entertainment, Inc.	$0.30	$0.78	$(0.55)	$(0.74)

Weighted average common shares outstanding:
Basic	170,285,159	83,631,558	162,285,785	82,296,605
Diluted	172,302,273	92,717,666	162,285,785	82,296,605

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Net income (loss)	$62,222	$79,172	$(77,448)	$(50,793)
Other comprehensive income (loss), net of tax:
Unrealized and realized holding loss (gain) on cash flow hedges	(318)	474	6,431	1,834
Change in funded status of defined benefit pension plan	-	196	-	180
Foreign currency translation adjustments	57,985	9,209	(13,841)	7,581

Comprehensive income (loss)	119,889	89,051	(84,858)	(41,198)
Comprehensive income attributable to noncontrolling interests	10,818	9,925	11,648	9,865

Comprehensive income (loss) attributable to Live Nation Entertainment, Inc.	$109,071	$79,126	$(96,506)	$(51,063)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(77,448)	$(50,793)
Reconciling items:
Depreciation	90,239	76,033
Amortization	91,286	41,666
Deferred income tax benefit	(4,950)	(4,651)
Amortization of debt issuance costs	3,265	2,763
Amortization of debt discount/premium, net	5,109	6,528
Provision for uncollectible accounts receivable and advances	16,661	2,704
Non-cash loss on extinguishment of debt	8,272	-
Non-cash compensation expense	45,532	10,011
Unrealized changes in fair value of contingent consideration	2,965	-
Loss (gain) on sale of operating assets	7,048	(3,658)
Equity in earnings of nonconsolidated affiliates	(2,884)	(1,982)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(153,403)	(110,707)
Increase in prepaid expenses	(110,428)	(73,228)
Increase in other assets	(27,083)	(22,522)
Increase in accounts payable, accrued expenses and other liabilities	84,829	203,412
Increase (decrease) in deferred revenue	34,696	(995)

Net cash provided by operating activities	13,706	74,581
CASH FLOWS FROM INVESTING ACTIVITIES
Collections and advances of notes receivable	485	61
Distributions from nonconsolidated affiliates	6,019	2,223
Investments made in nonconsolidated affiliates	(775)	(821)
Purchases of property, plant and equipment	(49,165)	(53,854)
Proceeds from disposal of operating assets, net of cash divested	22,119	38,516
Cash paid for acquisitions, net of cash acquired	560,732	(5,146)
Purchases of intangible assets	(1,371)	(27,863)
Decrease (increase) in other—net	(246)	187

Net cash provided by (used in) investing activities	537,798	(46,697)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	1,318,132	430,511
Payments on long-term debt	(1,191,712)	(416,143)
Redemption of preferred stock	(40,000)	-
Contributions from noncontrolling interest partners	14	-
Distributions to and purchases from noncontrolling interest partners	(10,538)	(816)
Proceeds from exercise of stock options	4,526	-
Issuance of treasury stock	-	1,553
Equity issuance costs	(357)	-
Payments for purchases of common stock	(1,567)	(5,803)
Payments for deferred and contingent consideration	(11,109)	(7,392)

Net cash provided by financing activities	67,389	1,910
Effect of exchange rate changes on cash and cash equivalents	(232)	28,635

Net increase in cash and cash equivalents	618,661	58,429
Cash and cash equivalents at beginning of period	236,955	199,660

Cash and cash equivalents at end of period	$855,616	$258,089

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Developments in the Business

On January 25, 2010, the Company merged with Ticketmaster and changed its name from Live Nation, Inc. to Live Nation Entertainment, Inc. Ticketmaster’s results of operations are included in the Company’s consolidated financial statements beginning January 26, 2010. See Note 3—Business Acquisitions for further information regarding the impacts of this Merger. Prior year results have not been restated as a result of the Merger.

As a result of the Merger, the Company reorganized its business units and the way in which these businesses are assessed and therefore changed its reportable segments to Concerts, Ticketing, Artist Nation, eCommerce and Sponsorship. See Note 13—Segment Data for further discussion of segments.

Seasonality

Due to the seasonal nature of shows at outdoor amphitheaters and festivals, which primarily occur May through September, the Company experiences higher revenue for the Concerts segment during the second and third quarters. The Ticketing segment’s sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon scheduling by its clients. Generally, the first and second quarters of the year experience the highest domestic ticketing revenue, earned primarily in the concerts and sports categories. Generally, international ticketing revenue is highest in the fourth quarter of the year, earned primarily in the concerts category. The Artist Nation segment’s revenue is impacted, to a large degree, by the touring schedules of the artists represented by the Company. Generally, the Company experiences higher revenue in this segment during the second and third quarters as the period from May through September tends to be a popular time for touring events. This seasonality also results in higher balances in cash and cash equivalents, accounts receivable, prepaid expenses, accrued expenses and deferred revenue at different times in the year. Therefore, the results to date are not necessarily indicative of the results expected for the full year.

Preparation of Interim Financial Statements

The interim consolidated financial statements included in this report are unaudited; however in the opinion of management, they include all normal and recurring accruals and adjustments necessary to present fairly the results of the interim periods shown. Certain financial presentations and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K filed with the SEC on February 25, 2010, as amended by the Company’s Form 10-K/A filed with the SEC on April 30, 2010.

Gross versus Net Revenue Recognition

The Company reports revenue on a gross or net basis based on management’s assessment of whether the Company acts as a principal or agent in the transaction. To the extent the Company acts as the principal, revenue is reported on a gross basis. The determination of whether the Company acts as a principal or an agent in a transaction is based on an evaluation of whether the Company has the substantial risks and rewards of ownership under the terms of an arrangement. The Ticketing segment’s revenue, which primarily consists of convenience charges and order processing fees from its ticketing operations, is recorded net of the face value of the ticket as the Company generally acts as an agent in these transactions.

Contract Advances

Ticketing contract advances, which can be either recoupable or non-recoupable, represent amounts paid in advance to the Company’s clients pursuant to ticketing agreements. Recoupable ticketing contract advances are generally recoupable against future royalties earned by the clients based on the contract terms over the life of the contract. Non-recoupable ticketing contract advances are fixed additional incentives sometimes paid by the Company to secure exclusive rights with certain clients and are normally amortized over the life of the contract on a straight-line basis. Amortization of non-recoupable ticketing contract advances is included in depreciation and amortization in the consolidated statements of operations. For the three and nine months ended September 30, 2010, the Company amortized $2.9 million and $7.6 million, respectively, related to nonrecoupable-ticketing contract advances. There were no such amounts in the first nine months of 2009.

Acquisition Transaction Expenses

Acquisition transaction expenses consist of direct costs related to business combinations, such as legal and accounting transaction charges related to reviewing and closing an acquisition and also other legal costs directly tied to the closing of the transaction. In addition, for acquisitions made after the adoption in January 2009 of the FASB guidance for business combinations, this account also reflects changes in the fair value of accrued acquisition-related contingent consideration arrangements.

Accounts Payable, Client Accounts

Accounts payable, client accounts consists of contractual amounts due to ticketing clients which includes the face value of tickets sold and the clients’ share of convenience and order processing charges.

Reclassifications

The Company has reclassified $14.5 million in the 2009 consolidated statement of cash flows as an increase to cash paid for purchases of property, plant and equipment and a decrease to cash used for accounts payable, accrued expenses and other liabilities to reflect accrued capital expenditures. The Company has reclassified $2.0 million in the 2009 consolidated statement of cash flows as a decrease to cash used for accounts payable, accrued expenses and other liabilities with an offset to the effect of exchange rate changes on cash and cash equivalents to reflect the change in fair value of the Company’s cash flow hedges. The Company has reclassified $7.4 million in the 2009 consolidated statement of cash flows as an increase to cash used for accounts payable, accrued expenses and other liabilities and a decrease to cash paid for acquisitions to reflect deferred payments upon acquisition of a business.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

In June 2009, the FASB issued guidance to determine when a variable interest entity should be consolidated. Along with other accounting and disclosure requirements, the pronouncement replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The Company adopted this guidance on January 1, 2010 and is applying the requirements prospectively. The Company’s adoption of the variable interest entity guidance did not have a material impact on its financial position or results of operations.

In January 2010, the FASB issued amended guidance for improving disclosures about fair value measurements. This updated guidance requires: (i) disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and (ii) presentation of activities within the Level 3 rollforward reconciliation on a gross basis. In addition, the updated guidance requires the following clarifications regarding existing disclosures: (i) a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities and (ii) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. With the exception of the requirement related to presentation of the activities within the Level 3 rollforward reconciliation, which is effective for fiscal years beginning after December 15, 2010, the Company adopted this updated guidance on January 1, 2010 and has included the required disclosures in Note 7—Fair Value Measurements which discusses the foregoing hierarchy levels in more detail.

Recently Issued Pronouncements

In October 2009, the FASB issued guidance on multiple-deliverable revenue arrangements which requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. This guidance eliminates the use of the residual method of allocation and requires allocation using the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. The guidance is effective for fiscal years beginning on or after June 15, 2010. The Company will adopt the guidance on January 1, 2011 and apply it prospectively. The adoption of this guidance is not expected to have a material effect on the Company’s financial position or results of operations.

In July 2010, the FASB issued guidance requiring an entity to provide a greater level of disaggregated information about the credit quality of financing receivables and its allowance for credit losses. The guidance also requires new disclosures about credit quality indicators, past-due information and modifications of financing receivables. The guidance is effective for the first interim or annual reporting period ending on or after December 15, 2010. The Company will adopt this guidance on December 31, 2010 and apply it prospectively and will include the required disclosures.

NOTE 2—LONG-LIVED ASSETS

Property, Plant and Equipment

During 2010, the Company recorded no significant impairment charges. During 2009, the Company recorded impairment charges of $9.7 million related to two theaters, two clubs and a theater development project that was no longer being pursued in the Concerts segment. It was determined that these assets were impaired since the estimated undiscounted cash flows associated with these assets were less than their carrying value. These cash flows were calculated using the estimated sales values for the assets being sold, in addition to operating cash flows, all of which were used to approximate fair value. The estimated sales values and operating cash flows used for these non-recurring fair value measurements are considered Level 2 and Level 3 inputs, respectively. See Note 7—Fair Value Measurements for discussion of the levels of the fair value hierarchy. The impairment charges were recorded as a component of depreciation and amortization.

Definite-lived Intangible Assets

The Company has definite-lived intangible assets which are amortized over the shorter of either the respective lives of the agreements or the period of time the assets are expected to contribute to the Company’s future cash flows. The amortization is recognized on either a straight-line or units of production basis. The following table presents the gross carrying amount and accumulated amortization of definite-lived intangible assets as of September 30, 2010 and December 31, 2009:

	September 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Revenue-generating contracts	$451,259	$(82,986)	$368,273	$285,145	$(52,576)	$232,569
Non-compete agreements	169,102	(62,451)	106,651	132,912	(45,568)	87,344
Venue management and leaseholds	115,477	(28,738)	86,739	112,044	(23,354)	88,690
Trademarks and naming rights	23,775	(8,775)	15,000	21,925	(8,525)	13,400
Client/vendor relationships	338,595	(21,863)	316,732	19,276	(3,930)	15,346
Technology	76,984	(6,761)	70,223	-	-	-
Other	6,360	(2,877)	3,483	7,536	(2,244)	5,292

Total	$1,181,552	$(214,451)	$967,101	$578,838	$(136,197)	$442,641

During 2010, the Company recorded definite-lived intangible assets totaling $617.3 million, primarily related to revenue-generating contracts, non-compete agreements, trademarks and naming rights, client/vendor relationships and technology resulting from $541.0 million in additions from the Merger (see Note 3—Business Acquisitions for further discussion of the Merger) along with $70.4 million of additions in non-compete agreements, venue management and leaseholds and client/vendor relationships resulting from the April 2010 acquisition of the remaining 49% interest in, and control of, Live Nation—Haymon Ventures, LLC. The 2010 additions to definite-lived intangible assets have a weighted-average life of approximately nine years in total and approximately nine years for revenue-generating contracts, four years for non-compete agreements, 13 years for venue management and leaseholds, seven years for trademarks and naming rights, nine years for client/vendor relationships and eight years for technology. In addition, the definite-lived intangibles were impacted by approximately $3.1 million of decrease from foreign exchange rate changes.

Total amortization expense from definite-lived intangible assets for the three months ended September 30, 2010 and 2009 was $32.9 million and $15.9 million, respectively, and total amortization expense for the nine months ended September 30, 2010 and 2009 was $83.7 million and $41.7 million, respectively. The increase in amortization expense is primarily driven by the additional definite-lived intangible assets obtained in the Merger. Partially offsetting the increase in amortization expense for the nine months ended September 30, 2010 as compared to the same period of the prior year was a $6.1 million reduction related to a non-cash gain on the settlement of a pre-existing relationship with Live Nation—Haymon Ventures, LLC. Although identified in the current quarter, pursuant to the FASB guidance, this settlement has only been reflected in the nine months ended September 30, 2010 as it is required to be reported in the period of the business combination, which occurred in April 2010.

The following table presents the Company’s estimate of future amortization expense for the remainder of 2010 and through 2014 for definite-lived intangible assets that exist at September 30, 2010:

(in thousands)
2010	$34,202
2011	$129,398
2012	$124,483
2013	$129,954
2014	$121,348

As acquisitions and dispositions occur in the future and the valuation of intangible assets for recent acquisitions is completed, amortization expense may vary.

Indefinite-lived Intangible Assets

The Company has indefinite-lived intangible assets which consist primarily of the intangible value related to trade names. These indefinite-lived intangible assets had a carrying value of $381.2 million and $28.2 million as of September 30, 2010 and December 31, 2009, respectively. As part of the Merger, the Company recorded a $353.0 million asset relating to the Ticketmaster trade name.

Goodwill

In 2009, the Company’s reportable operating segments were North American Music, International Music and Ticketing. In 2010, subsequent to the Merger, the Company reorganized its business units and the way in which these businesses are assessed and therefore changed its reportable segments to Concerts, Ticketing, Artist Nation, eCommerce and Sponsorship. The Company’s businesses formerly reported as North American Music and International Music are now allocated primarily to the Concerts segment with a portion allocated to the Sponsorship segment. The Company’s remaining business formerly reported as Ticketing remains in the Ticketing segment in 2010 with the exception of the allocation to the eCommerce segment of a fee per ticket for every ticket sold online in North America along with online advertising. The Artist Nation segment is primarily made up of Ticketmaster’s artist management and services businesses and the Company’s artist services business which was previously reported as a component of the North American Music segment. As a result of this reorganization, goodwill has been reallocated to the new reporting business units that make up these segments utilizing a fair value approach. When reallocating goodwill as part of a reorganization, the Company allocates goodwill based on the relative fair values similar to that used when a portion of a reporting unit is disposed of. The Company believes a common method used to determine the fair value of a business in its industry is a multiple of projected AOI. For the periods presented, the Company reallocated goodwill using each reporting unit’s relative fair value as calculated by the respective reporting unit’s percentage of total Company projected AOI, excluding Corporate and reporting units that had a projected AOI less than zero. Goodwill related to specific acquisitions was attributed to the respective new reporting units directly (specific allocation).

The following table presents the changes in the carrying amount of goodwill in each of the Company’s recasted segments for the nine months ended September 30, 2010:

	2009 Segments			2010 Segments
	North American Music	International Music	Other	Concerts	Ticketing	Artist Nation	eCommerce	Sponsorship	Other	Total
	(in thousands)
Balance as of December 31, 2009 (1):
Goodwill	$278,987	$204,672	$13,037							$496,696
Accumulated impairment losses	(278,987)	-	(13,037)							(292,024)

	-	204,672	-							204,672

Recast balances (2):
Fair value approach	-	(85,943)						85,943		-
Specific allocation	(278,987)	(118,729)	(13,037)	397,716	-	-	-	-	13,037	-
Accumulated impairment losses	278,987	-	13,037	(278,987)	-	-	-	-	(13,037)	-
Acquisitions—current year				-	527,884	273,962	232,003	-	-	1,033,849
Acquisitions—prior year				173	-	250	-	125	-	548
Foreign currency				(3,699)	-	-	-	(2,677)	-	(6,376)

Balance as of September 30, 2010:
Goodwill	-	-	-	394,190	527,884	274,212	232,003	83,391	13,037	1,524,717
Accumulated impairment losses	-	-	-	(278,987)	-	-	-	-	(13,037)	(292,024)

	$-	$-	$-	$115,203	$527,884	$274,212	$232,003	$83,391	$-	$1,232,693

(1)	As of December 31, 2009, the Ticketing segment had no goodwill balance.
(2)	The beginning balance for each segment has been recast to record goodwill related to a segment that was previously not included in the allocation. The total consolidated amount remains unchanged.

Included in the current year acquisitions amount above is $1.0 billion of goodwill related to the Merger. See Note 3—Business Acquisitions for further discussion of the Merger.

The Company is in the process of finalizing its acquisition accounting for recent acquisitions which could result in a change to the relevant purchase price allocations including goodwill.

Other Operating Assets

The Company makes investments in various operating assets, including artist rights agreements and rights related to assets for DVD production and distribution. These assets are reviewed for impairment or collectability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During 2010, it was determined that certain artist advances may not be recoverable since the estimated future undiscounted operating cash flows associated with those advances were less than their carrying value. These operating cash flows were also used to approximate fair value. The operating cash flows used for these non-recurring fair value measurements are considered Level 3 inputs. See Note 7—Fair Value Measurements for further discussion of the fair value hierarchy levels. During 2010, the Company recorded an allowance in direct operating expenses of $13.4 million in its Concerts segment related to these advances.

Long-lived Asset Disposals

In connection with the Merger, the Company reached an agreement with the DOJ that Ticketmaster would divest its Paciolan ticketing business and, in March 2010, the Company completed this sale to Comcast. In September 2009, the Company sold the Boston Opera House, a non-core operational asset, along with rights under a theater management agreement and a leasehold interest in a club. All venues were located in Boston. The sales price for the theater management agreement included a contingent earn-out to be paid over the next five years. The Company impaired these assets during the first and second quarters of 2009, as discussed above in Property, Plant and Equipment.

The table below summarizes the asset and liability values at the time of disposals and the resulting loss or gain recorded.

Divested Asset	Segment	Gain (Loss) on Sale	Current Assets	Noncurrent Assets	Current Liabilities	Non-Current Liabilities
	(in thousands)

2010
Paciolan	Ticketing	$(5,218)	$8,357	$33,492	$7,595	$6,364

2009
Boston Venues	Concerts	$85	$114	$22,424	$1,227	$-

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

At the Merger date, Ticketmaster operated in 19 global markets, providing ticket sales, ticket resale services, marketing and distribution through www.ticketmaster.com, numerous retail outlets and worldwide call centers. Established in 1976, Ticketmaster serves clients worldwide across multiple event categories, providing exclusive ticketing services for leading arenas, stadiums, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters. Ticketmaster’s business also includes the operations of Front Line, one of the world’s leading artist management companies. Through Live Nation’s merger with Ticketmaster, it is expected the combined company will have the tools to develop new products, expand access and deliver artists and fans more choices.

The combination of Live Nation and Ticketmaster was structured as a merger of equals. The Merger is accounted for as a business combination under the acquisition method of accounting in accordance with GAAP. Live Nation was the deemed “accounting acquirer” of Ticketmaster for accounting purposes.

Fair Value of Consideration Transferred

(in thousands except exchange ratio, share and per share amounts)

Ticketmaster common stock outstanding on acquisition date	57,389,598
Final Exchange Ratio per share	1.4743728

Number of converted shares of Live Nation common stock	84,613,662
Less: fractional shares	(1,312)

Number of shares of Live Nation common stock issued in the Merger	84,612,350
Per share price of Live Nation common stock on January 25, 2010	$10.51
Fair value of shares of Live Nation common stock issued in the Merger	$889,276
Fair value of exchanged equity and liability awards (1)	$40,841
Cash paid for fractional shares	$13

Total consideration transferred	$930,130

(1)	Represents the fair value, including the tax impact, of Ticketmaster stock option, restricted stock and restricted stock unit replacement awards for precombination services provided, as well as for the precombination service portion of the outstanding shares of Ticketmaster Series A preferred stock exchanged for a note. Certain holders of restricted stock units have the right to receive cash in exchange for these instruments pursuant to the terms of those awards. The fair value of outstanding awards which immediately vested at the time of the Merger has been attributed to precombination service and included in the consideration transferred. The fair value of the awards attributed to postcombination services of $80.4 million will be recorded as compensation cost in the postcombination financial statements of Live Nation. The fair value of the stock options exchanged related to precombination service is included in the calculation of purchase consideration and was determined using the Black-Scholes option pricing model. See Note 12—Stock-Based Compensation for further discussion of the Company’s stock-based compensation.

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

The following table summarizes the preliminary acquisition-date fair value of the identifiable assets acquired, liabilities assumed and noncontrolling interests including an amount for goodwill:

(in thousands)
Fair value of consideration transferred	$930,130
Plus: Fair value of noncontrolling interests	165,171

Less: Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	575,579
Accounts receivable	137,226
Prepaid expenses	48,813
Other current assets	31,424
Asset held for sale (Paciolan)	30,000
Property, plant and equipment	64,839
Intangible assets	893,980
Investments in nonconsolidated affiliates	24,630
Other long-term assets	41,092
Accounts payable	(414,304)
Accrued expenses	(126,153)
Deferred revenue	(26,641)
Other current liabilities	(21,682)
Long-term debt	(837,329)
Long-term deferred income taxes	(264,266)
Other long-term liabilities	(95,756)

Goodwill	$1,033,849

Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the Merger consists largely of the synergies expected from combining the operations of Live Nation and Ticketmaster. The anticipated synergies primarily relate to redundant staffing and related internal support costs, redundant locations, redundant systems and IT costs, purchasing economies of scale and expanded sponsorship revenue opportunities as well as an assembled workforce and reduced public company costs. Of the total amount of goodwill recognized in connection with the Merger, approximately $41.4 million is expected to be deductible for tax purposes. Goodwill of $527.9 million, $274.0 million and $232.0 million has been allocated to the Ticketing, Artist Nation and eCommerce segments, respectively, as a result of the Merger.

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

•

Intangible assets—The fair value of the acquired intangible assets was determined using a variety of valuation approaches. In estimating the fair value of the acquired intangible assets, the Company utilized the valuation methodology determined to be most appropriate for the individual intangible asset being valued as described below. The acquired intangible assets include the following:

	Valuation Method	Estimated Fair Value	Estimated Useful Lives (1)
		(in thousands)	(years)
Revenue-generating contracts	Multi-Period Excess Earnings (2); Incremental Income Method (3)	$166,800	3 to 9

Non-compete agreements	With & Without (4)	35,680	1 to 5

Technology	Relief-from Royalty (5)	77,000	5 to 8

Trademarks and trade names (definite-lived)	Relief-from Royalty (5)	5,300	3 to 8

Client/Vendor relationships	Multi-Period Excess Earnings (2)	256,200	4 to 15

Total acquired definite-lived intangible assets		540,980

Trade name (indefinite-lived)	Relief-from Royalty (5)	353,000	N/A

Total acquired intangible assets		$893,980

(1)	Determination of the estimated useful lives of the individual categories of intangible assets was based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with definite lives is recognized over the shorter of the respective lives of the agreement or the period of time the assets are expected to contribute to future cash flows.
(2)	The multi-period excess earnings method estimates an intangible asset’s value based on the present value of the prospective net cash flows (or excess earnings) attributable to it. The value attributed to these intangibles was based on projected net cash inflows from existing contracts or relationships. Specifically, the revenue-generating contracts intangibles relate to contracts the Company has in place with various promoters, sports teams, venue locations and domestic and international ticketing outlets to distribute tickets on the clients’ behalf.

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

•

Noncontrolling interests—The fair value of the noncontrolling interests of $165.2 million was estimated by applying the income approach. The fair value estimates are based on (i) an assumed discount rate range of 12% to 15%, (ii) a terminal cash flow growth rate of 3%, and (iii) adjustments of 0% to 30% to account for lack of marketability that market participants would consider when estimating the fair value of the individual noncontrolling interests.

Actual and Pro Forma Impact of Acquisition

The revenue, income from continuing operations and net income of Ticketmaster that are included in the Company’s consolidated statements of operations since the Merger are detailed below. These amounts are not necessarily indicative of the results of operations that Ticketmaster would have realized if it had continued to operate as a stand-alone company during the periods presented primarily due to the elimination of certain headcount and administrative costs since the Merger that are the result of synergy impacts or due to costs that are now reflected by the Company in its results of operations and not allocated to Ticketmaster.

	For the Three Months Ended September 30, 2010	From the Merger Date through September 30, 2010
	(in thousands)
Revenue	$335,545	$889,794
Income from continuing operations	$48,303	$60,316
Net income attributable to Live Nation Entertainment, Inc.	$46,311	$61,006

The following unaudited pro forma information presents the consolidated results of Live Nation and Ticketmaster for the three and nine months ended September 30, 2010 and 2009, with adjustments to give effect to pro forma events that are directly attributable to the Merger and have a continuing impact, as well as to exclude the impact of pro forma events that are directly attributable to the Merger and are one-time in nature. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods or the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results that the combined company will experience after the Merger. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the Merger. The unaudited pro forma information also does not include any integration costs, dis-synergies or remaining future transaction costs that the companies may incur related to the Merger as part of combining the operations of the companies.

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2009, are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Unaudited pro forma consolidated results:
Revenue	$1,830,313	$2,105,559	$3,851,264	$4,288,750
Income (loss) from continuing operations	$72,326	$96,575	$(29,443)	$10,383
Net income (loss) attributable to Live Nation Entertainment, Inc.	$58,295	$96,404	$(44,032)	$22,099

The Company has incurred a total of $49.1 million of acquisition transaction expenses to date relating to the Merger, of which $3.7 million and $7.1 million are included in the results of operations for the three months ended September 30, 2010 and 2009, respectively, and $14.2 million and $25.7 million are included in the results of operations for the nine months ended September 30, 2010 and 2009, respectively. The Company has incurred a total of $2.7 million of equity issuance costs to date which have been recorded as a charge to additional paid-in capital, as a reduction of the otherwise determined fair value of the equity issued.

In connection with the Merger, the Company has incurred severance costs of $0.5 million as a component of selling, general and administrative expenses in its Ticketing segment for the three months ended September 30, 2010 and $7.0 million, $1.1 million, $0.7 million and $0.1 million as a component of selling, general and administrative expenses in its Ticketing, Artist Nation, eCommerce and Sponsorship segments, respectively, and $4.7 million as a component of corporate expenses for the nine months ended September 30, 2010. The Company does not expect to incur additional significant severance costs in connection with the merger.

NOTE 4—DISCONTINUED OPERATIONS

In October 2009, the Company sold its remaining theatrical venues and operations in the United Kingdom to The Ambassador Theatre Group Limited for a gross sales price of approximately $148.7 million. After fees, expenses and a working capital adjustment, the Company received approximately $111.3 million of net proceeds. The sale of the U.K. theatrical business resulted in a tax-free gain of $56.6 million in the fourth quarter of 2009. During 2009, the Company also sold its 33% interest in Dominion Theatre Investments Limited which was part of the U.K. theatrical business. The Company has reported the U.K. theatrical business as discontinued operations in accordance with the FASB guidance for presentation of financial statements. Accordingly, the results of operations for all periods presented have been reclassified. For the three and nine months ended September 30, 2010, the Company reported an additional $3.2 million and $3.9 million, respectively, of expense related to the sale.

Summary operating results of discontinued operations are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Revenue	$-	$13,708	$-	$43,853
Operating expenses	-	9,933	-	31,554
Gain on sale of operating assets	-	(2,645)	-	(2,649)
Other income—net	-	(1,994)	-	(2,619)

Income from discontinued operations before income taxes	-	8,414	-	17,567
Income tax expense	-	1,635	-	4,326

Income from discontinued operations before loss on disposal	-	6,779	-	13,241
Loss on disposal, net of tax	3,213	-	3,893	-

Income (loss) from discontinued operations, net of tax	(3,213)	6,779	(3,893)	13,241
Income (loss) from discontinued operations attributable to noncontrolling interests	-	-	-	-

Income (loss) from discontinued operations attributable to Live Nation Entertainment, Inc.	$(3,213)	$6,779	$(3,893)	$13,241

NOTE 5—LONG-TERM DEBT

Long-term debt, which includes capital leases, at September 30, 2010 and December 31, 2009, consisted of the following:

	September 30, 2010	December 31, 2009
	(in thousands)
May 2010 Senior Secured Credit Facility:
Term loan A	$97,500	$-
Term loan B, net of unamortized discount of $3.7 million at September 30, 2010	792,263	-
Revolving credit facility	-	-
December 2005 Senior Secured Credit Facility:
Term loan	-	343,483
Revolving credit facility	-	101,335
8.125% Senior Notes due 2018	250,000	-
10.75% Senior Notes due 2016, plus unamortized premium of $23.8 million at September 30, 2010	310,755	-
2.875% Convertible Senior Notes due 2027, net of unamortized discount of $45.6 million at September 30, 2010 and $52.8 million at December 31, 2009	174,411	167,217
Other long-term debt	112,184	128,034

	1,737,113	740,069
Less: current portion	65,324	41,032

Total long-term debt, net	$1,671,789	$699,037

Future maturities of long-term debt at September 30, 2010 are as follows:

(in thousands)
2010	$34,075
2011	38,209
2012	36,764
2013	28,132
2014	263,758
Thereafter	1,361,727

Total	1,762,665
Debt discount	(49,327)
Debt premium	23,775

Total including premium and discount	$1,737,113

All long-term debt without a stated maturity date is considered current and is reflected as maturing in the earliest period shown in the table above. See Note 7—Fair Value Measurements for discussion of the fair value of the Company’s long-term debt.

May 2010 Senior Secured Credit Facility

In May 2010, the Company replaced its existing senior secured credit facilities, including the Ticketmaster senior secured credit facility, by entering into a credit agreement dated as of May 6, 2010 that provides for $1.2 billion in credit facilities (the “Credit Agreement”). As a result, the Company recorded a loss on extinguishment of debt during the second quarter of 2010. This new senior secured credit facility consists of (i) a $100 million term loan A with a maturity of five and one-half years, (ii) an $800 million term loan B with a maturity of six and one-half years and (iii) a $300 million revolving credit facility with a maturity of five years. In addition, subject to certain conditions, the Company has the right to increase such facilities by up to $300 million in the aggregate. The five-year revolving credit facility provides for borrowings up to the amount of the facility with sublimits of up to (i) $150 million to be available for the issuance of letters of credit, (ii) $50 million to be available for swingline loans and (iii) $100 million to be available for borrowings in foreign currencies.

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

During the first five and one-quarter years after the closing date, the Company is required to make quarterly payments on the term loan A at a rate ranging from 5% of the original principal amount in the first year of the facility to 40% in the last half-year of the facility. During the first six and one-quarter years after the closing date, the Company is required to make quarterly amortization payments on the term loan B at a rate of 0.25% of the original principal amount thereof. The Company is also required to make mandatory prepayments of the loans under the Credit Agreement, subject to specified exceptions, from excess cash flow, and with the proceeds of asset sales, debt issuances and specified other events.

At September 30, 2010, the outstanding balance on the term loans, excluding the debt discount, and revolving credit facility were $893.5 million and zero, respectively. Based on the Company’s outstanding letters of credit of $43.8 million, $256.2 million was available for future borrowings.

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

10.75% Senior Notes

As part of the Merger, the Company acquired Ticketmaster’s obligations under its 10.75% senior notes due 2016, with an aggregate principal amount of $287 million outstanding. Interest is payable semi-annually in cash in arrears on August 1 and February 1 of each year. These notes are guaranteed by existing and future domestic restricted subsidiaries of Ticketmaster.

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

Debt Extinguishment

The December 2005 senior secured credit facility and the Ticketmaster senior secured credit facility were paid in full in May 2010 with proceeds from the Credit Agreement and the issuance of the 8.125% senior notes. In addition, the interest rate swap agreements affiliated with the December 2005 senior secured credit facility were settled in conjunction with the termination of the prior credit facility. See Note 6—Derivative Instruments for further discussion of the interest rate swap settlements. Also, the Company converted the existing preferred stock of one of its subsidiaries into the right to receive a cash payment of the outstanding principal and a make-whole payment to compensate the holders for their interest through maturity and settled this obligation. Finally, the Company expensed the deferred debt issuance costs associated with the December 2005 senior secured credit facility and preferred stock. The Company recorded a total of $21.2 million for the loss on extinguishment of debt in the second quarter of 2010.

December 2005 Senior Secured Credit Facility

The Company had a senior secured credit facility that was entered into in December 2005 which consisted of term loans totaling $550 million and a $285 million revolving credit facility. Under the senior secured credit facility, revolving loans bore interest at an annual rate of LIBOR plus 2.25% and term loans bore interest at an annual rate of LIBOR plus 3.25%.

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

The interest rates per annum applicable to loans under the senior secured credit facility at the Merger date were a base rate plus an applicable margin in the case of term loan A and the revolving credit facility and 4.5% per annum plus LIBOR for term loan B. The base rate was the greater of (i) the prime rate as quoted from time to time by JPMorgan Chase Bank, N.A. or (ii) the Federal Funds rate plus 0.5%. At the Merger date, the base rate was 2.5%.

Debt Covenants

The Company’s Credit Agreement contains a number of covenants and restrictions that, among other things, require the Company to satisfy certain financial covenants and restrict the Company’s and its subsidiaries’ ability to incur additional debt, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets, merge or consolidate, and pay dividends and make distributions (with the exception of subsidiary dividends or distributions to the parent company or other subsidiaries on at least a pro-rata basis with any noncontrolling interest partners). Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the credit facility becoming immediately due and payable. The Credit Agreement has two covenants measured quarterly starting June 30, 2010 that relate to total leverage and interest coverage. The consolidated total leverage covenant requires the Company to maintain a ratio of consolidated total debt to consolidated EBITDA (both as defined in the Credit Agreement) of less than 4.9x over the trailing four consecutive quarters. The total leverage ratio will reduce to 4.5x on September 30, 2011, 4.0x on September 30, 2012, 3.75x September 30, 2013 and 3.5x on March 31, 2015. The consolidated interest coverage covenant requires the Company to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense (both as defined in the senior secured credit facility agreement) of 2.5x over the trailing four consecutive quarters. The interest coverage will increase to 2.75x on September 30, 2011, and 3.0x on September 30, 2012.

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

As of September 30, 2010, the Company believes it was in compliance with all of its debt covenants. The Company expects to remain in compliance with all of its debt covenants throughout 2010.

NOTE 6—DERIVATIVE INSTRUMENTS

The Company is required to recognize all of its derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value. See Note 7—Fair Value Measurements for further discussion of the fair values for derivative instruments. The Company accounts for its derivative instruments that are not designated as hedges at fair value with changes in fair value recorded in earnings to the same line item associated with the forecasted transaction. The Company does not enter into derivative instruments for speculation or trading purposes.

In May 2010, in conjunction with the debt extinguishment (see Note 5—Long-Term Debt for discussion of the Company’s debt extinguishment), the Company settled three interest rate swap agreements, one of which was designated as a cash flow hedge for accounting purposes, that were associated with the term loans under the Company’s December 2005 senior secured credit facility. The Company recognized expenses of $2.2 million and $2.3 million for the settlement of the designated and undesignated interest rate swap agreements, respectively, as a component of loss on extinguishment of debt.

In May 2010, the Company entered into an interest rate cap agreement which is designated as a cash flow hedge for accounting purposes. The interest payments being hedged are the LIBOR-based interest payments for the Company’s term loan A. The purpose of the interest rate cap agreement is to limit the Company’s cash flow exposure to the variable LIBOR rate to a maximum interest rate of 4% per annum. The Company expects minimal gain or loss to be reclassified into earnings within the next 12 months. Approximately 11% of the Company’s outstanding term loans under the senior secured credit facility had their interest payments designated as the hedged forecasted transactions against the interest rate cap agreement at September 30, 2010.

Additionally, the Company has two interest rate swap agreements that have not been designated as hedging instruments. The Company has an interest rate swap agreement to convert a portion of AMG’s long-term debt from floating-rate debt to a fixed-rate basis with a notional amount of $15.9 million. Also, in connection with the financing of the redevelopment of the O2 Dublin, the Company has an interest rate swap agreement to convert a portion of long-term debt from floating-rate debt to a fixed-rate basis with a notional amount of $16.1 million. Any changes in fair value are recorded in earnings during the period of the change.

The Company’s 2.875% convertible senior notes issued in July 2007 include certain provisions which are bifurcated from the notes and accounted for as derivative instruments. At the date of issuance and as of September 30, 2010 and December 31, 2009, the fair value of these provisions is considered de minimis.

The Company primarily uses forward currency contracts in addition to options to reduce its exposure to foreign currency risk. The principal objective of such contracts is to minimize the risks and/or costs associated with short-term artist fee commitments. The Company also enters into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At September 30, 2010 and December 31, 2009, the Company had forward currency contracts outstanding with notional amounts of $76.9 million and $5.9 million, respectively. These forward currency contracts have not been designated as hedging instruments. Any change in fair value is reported in earnings during the period of the change.

The Company’s derivative instruments are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets. The fair value of derivative instruments in the consolidated balance sheets as of September 30, 2010 and December 31, 2009 presented on a gross basis are as follows:

	As of September 30, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Interest rate cap	Other long-term assets	$92	Other current liabilities	$-

Total derivatives designated as hedging instruments		92		-

Derivatives not designated as hedging instruments:
Interest rate swaps	Other long-term assets	-	Other long-term liabilities	(1,897)
Forward currency contracts	Other current assets	354	Other current liabilities	(3,769)
Contingent interest provision on 2.875% convertible senior notes (1)		-		-

Total derivatives not designated as hedging instruments		354		(5,666)

Total derivatives		$446		$(5,666)

	As of December 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Interest rate swap	Other long-term assets	$-	Other current liabilities	$(3,255)
Forward currency contract	Other current assets	71	Other current liabilities	-

Total derivatives designated as hedging instruments		71		(3,255)

Derivatives not designated as hedging instruments:
Interest rate swaps	Other long-term assets	378	Other long-term liabilities	(6,603)
Forward currency contracts	Other current assets	144	Other current liabilities	(7)
Contingent interest provision on 2.875% convertible senior notes (1)		-		-

Total derivatives not designated as hedging instruments		522		(6,610)

Total derivatives		$593		$(9,865)

(1)	At the date of issuance and as of September 30, 2010 and December 31, 2009, this fair value was considered de minimis.

The effect of derivative instruments on the consolidated statements of operations for the three months ended September 30, 2010 and 2009 was as follows:

For the Three Months Ended September 30, 2010
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(in thousands)
Interest rate cap	$345	Interest expense	$-	Other expense (income)—net	$-
Interest rate swaps	$-	Interest expense	$-	Other expense (income —net	$-
Interest rate swaps	$-	Loss on extinguishment of debt	$-	Other expense (income)—net	$-
Forward currency contract	$-	Direct operating expenses	$-	Other expense (income)—net	$-

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives
(in thousands)
Interest rate swaps	$34	Interest expense
Forward currency contracts	$(1,434)	Revenue
Forward currency contracts	$(3,914)	Direct operating expenses
Forward currency contracts	$(276)	Other expense (income)—net
Contingent interest provision on 2.875% convertible senior notes (1)	$-	Other expense (income)—net

For the Three Months Ended September 30, 2009
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(in thousands)
Interest rate swap	$(2,025)	Interest expense	$(1,421)	Other expense (income)—net	$-

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives
(in thousands)
Interest rate swaps (2)	$(1,844)	Interest expense
Forward currency contracts	$3,108	Direct operating expenses
Forward currency contracts related to business unit disposal	$2,887	Gain on sale of operating assets
Contingent interest provision on 2.875% convertible senior notes (1)	$-	Other expense (income)—net

(1)	For the three months ended September 30, 2010 and 2009, this provision was considered de minimis and no gain (loss) was recognized.
(2)	Includes an interest rate swap that was de-designated in the third quarter of 2009. The de-designated instrument contributed a $1.1 million loss from OCI that is included in the amount reported in this table. At September 30, 2009, a $4.9 million loss remained in OCI to be amortized into earnings in future periods. The swap was settled in May 2010.

The effect of derivative instruments on the consolidated statements of operations for the nine months ended September 30, 2010 and 2009 was as follows:

For the Nine Months Ended September 30, 2010
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(in thousands)
Interest rate cap	$570	Interest expense	$-	Other expense (income)—net	$-
Interest rate swaps	$(222)	Interest expense	$(2,780)	Other expense (income)—net	$-
Interest rate swaps	$-	Loss on extinguishment of debt	$(4,484)	Other expense (income)—net	$-
Forward currency contract	$273	Direct operating expenses	$344	Other expense (income)—net	$-

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives
(in thousands)
Interest rate swaps	$(1,381)	Interest expense
Forward currency contracts	$(793)	Revenue
Forward currency contracts	$(2,483)	Direct operating expenses
Forward currency contracts	$(276)	Other expense (income)—net
Contingent interest provision on 2.875% convertible senior notes (1)	$-	Other expense (income)—net

For the Nine Months Ended September 30, 2009
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(in thousands)
Interest rate swap	$(4,145)	Interest expense	$(4,901)	Other expense (income)—net	$-

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives
(in thousands)
Interest rate swaps (2)	$(2,242)	Interest expense
Forward currency contracts	$(1,403)	Direct operating expenses
Forward currency contracts related to business unit disposal	$2,887	Gain on sale of operating assets
Contractual guarantee (3)	$(2,398)	Depreciation and amortization expense
Contingent interest provision on 2.875% convertible senior notes (1)	$-	Other expense (income)—net

(1)	For the nine months ended September 30, 2010 and 2009, this provision was considered de minimis and no gain (loss) was recognized.
(2)	Includes an interest rate swap that was de-designated in the third quarter of 2009. The de-designated instrument contributed a $1.1 million loss from OCI that is included in the amount reported in this table. At September 30, 2009, a $4.9 million loss remained in OCI to be amortized into earnings in future periods. The swap was settled in May 2010.
(3)	The contractual guarantee was settled in the first quarter of 2009.

NOTE 7—FAIR VALUE MEASUREMENTS

The Company currently has various financial instruments carried at fair value such as marketable securities, derivatives and contingent consideration, but does not currently have nonfinancial assets and nonfinancial liabilities that are required to be measured at fair value on a recurring basis. The Company’s financial assets and liabilities are measured using inputs from all levels of the fair value hierarchy as defined in the FASB guidance for fair values. For this categorization, only inputs that are significant to the fair value are considered. The three levels are defined as follows:

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis, as of September 30, 2010 and December 31, 2009, which are classified as other current assets, other long-term assets, other current liabilities and other long-term liabilities:

	Fair Value Measurements at September 30, 2010				Fair Value Measurements at December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)				(in thousands)
Assets:
Forward currency contracts	-	-	-	-	-	208	-	208
Interest rate cap	-	92	-	92	-	-	-	-
Investments in rabbi trusts	3,576	-	-	3,576	3,431	-	-	3,431

Total	$3,576	$92	$-	$3,668	$3,431	$208	$-	$3,639

Liabilities:
Interest rate swaps	$-	$1,897	$-	$1,897	$-	$9,480	$-	$9,480
Forward currency contracts	-	3,415	-	3,415	-	-	-	-
Contingent consideration	-	-	22,284	22,284	-	-	-	-
Other liabilities	3,576	-	-	3,576	3,431	-	-	3,431

Total	$3,576	$5,312	$22,284	$31,172	$3,431	$9,480	$-	$12,911

Fair values for forward currency contracts are based on observable market transactions of spot and forward rates. Investments in rabbi trusts include exchange-traded equity securities and mutual funds. Fair values for these investments are based on quoted prices in active markets. Fair values for the interest rate swaps and the interest rate cap are based upon inputs corroborated by observable market data with similar tenors. Other liabilities represent deferred compensation obligations to employees under certain plans. The liabilities related to these plans are adjusted based on changes in the fair value of the underlying employee-directed investments and therefore are classified consistent with the investments.

The Company has certain contingent consideration obligations for those acquisitions that occurred after December 31, 2008, which are measured at fair value using Level 3 inputs. The amounts due to the sellers are based on the achievement of agreed upon financial performance metrics by the acquired companies. The Company records the liability at the time of the acquisition based on management’s best estimates of the future results of the acquired companies compared to the agreed-upon metrics. The most significant estimate involved in the measurement process is the projection of future results of the acquired companies. By comparing these estimates to the agreed-upon metrics, the Company estimates the amount, if any, anticipated to be paid to the seller on the agreed-upon future date. For obligations payable at a date greater than twelve months from the acquisition date, the Company applies a discount rate to present value the estimated obligations. The discount rate is intended to reflect the risks of ownership and the associated risks of realizing the stream of projected cash flows. Subsequent to the date of acquisition, the Company updates the original valuation to reflect updated projections of future results of the acquired companies and the passage of time. Changes in the valuations of contingent consideration are reported in acquisition transaction expenses. See Note 8—Commitments and Contingent Liabilities for additional information related to the contingent payments.

The following table summarizes the changes in fair value of the Company’s Level 3 liabilities for the nine months ended September 30, 2010:

Contingent Consideration
(in thousands)
Balance as of December 31, 2009	$-
Total gains and losses (realized/unrealized) :
Included in earnings	2,965
Included in other comprehensive income (loss)	-
Purchases or acquisitions	23,494
Issuances	-
Settlements	(4,175)
Transfer in and/or out of Level 3	-

Balance as of September 30, 2010	$22,284

The amount of total gains and losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2010	$2,965

Due to the short maturity, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximated their fair values at September 30, 2010 and December 31, 2009.

The Company’s outstanding debt held by third-party financial institutions is carried at cost, adjusted for premiums or discounts. The Company’s debt is not publicly-traded and, for the Company’s debt that accrues interest at a variable rate, the carrying amounts typically approximate their fair value. The estimated fair values of the 8.125% senior notes, the 10.75% senior notes and the 2.875% convertible senior notes were $249.4 million, $314.3 million and $187.0 million at September 30, 2010, respectively. The estimated fair value of the 2.875% convertible senior notes was $176.0 million at December 31, 2009. The estimated fair value of the Company’s third-party fixed-rate debt is based on third-party quotes, which are considered to be level 2 inputs.

The Company has fixed rate debt with a noncontrolling interest partner of $30.1 million and $31.9 million at September 30, 2010 and December 31, 2009, respectively. The Company is unable to determine the fair value of this debt.

NOTE 8—COMMITMENTS AND CONTINGENT LIABILITIES

The Company has leases that contain contingent payment requirements for which payments vary depending on revenue, tickets sold or other variables.

Certain agreements relating to acquisitions that occurred prior to the adoption in January 2009 of the new FASB guidance for business combinations provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired companies. The Company will accrue additional amounts related to such contingent payments, with a corresponding adjustment to goodwill, if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent payments, if performance targets are met, would not significantly impact the financial position or results of operations of the Company.

The Company has certain contingent obligations related to acquisitions made after the adoption in January 2009 of the FASB guidance for business combinations of various artist management companies and a concert promotion company. In accordance with the current guidance for business combinations, contingent consideration must be accrued at the time of the acquisition. The contingent consideration is generally subject to payout following the achievement of future performance targets and some may be payable in 2010. As of September 30, 2010, the Company has accrued $7.9 million in other current liabilities and $14.4 million in other long-term liabilities representing the fair value of these estimated earn-out arrangements. See Note 7—Fair Value Measurements for further discussion related to the valuation of the earn-out payments.

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

Live Concert Antitrust Litigation

The Company was a defendant in a lawsuit filed by Malinda Heerwagen in June 2002 in U.S. District Court. The plaintiff, on behalf of a putative class consisting of certain concert ticket purchasers, alleged that anti-competitive practices for concert promotion services by the Company nationwide caused artificially high ticket prices. In August 2003, the District Court ruled in the Company’s favor, denying the plaintiff’s class certification motion. The plaintiff appealed to the U.S. Court of Appeals. In January 2006, the Court of Appeals affirmed, and the plaintiff then dismissed her action that same month. Subsequently, twenty-two putative class actions were filed by different named plaintiffs in various U.S. District Courts throughout the country, making claims substantially similar to those made in the Heerwagen action, except that the geographic markets alleged are regional, statewide or more local in nature, and the members of the putative classes are limited to individuals who purchased tickets to concerts in the relevant geographic markets alleged. The plaintiffs seek unspecified compensatory, punitive and treble damages, declaratory and injunctive relief and costs of suit, including attorneys’ fees. The Company has filed its answers in some of these actions and has denied liability. In April 2006, granting the Company’s motion, the Judicial Panel on Multidistrict Litigation transferred these actions to the U.S. District Court for the Central District of California for coordinated pre-trial proceedings. In June 2007, the District Court conducted a hearing on the plaintiffs’ motion for class certification, and also that month the Court entered an order to stay all proceedings pending the Court’s ruling on class certification. In October 2007, the Court granted the plaintiffs’ motion and certified classes in the Chicago, New England, New York/New Jersey, Colorado and Southern California regional markets. In November 2007, the Court extended its stay of all proceedings pending further developments in the U.S. Court of Appeals for the Ninth Circuit. In February 2008, the Company filed with the District Court a Motion for Reconsideration of its October 2007 class certification order. In October 2010, the District Court denied the Company’s Motion for Reconsideration and lifted the stay of all proceedings. The Company intends to vigorously defend all claims in all of the actions.

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

The plaintiff filed a class certification motion in August 2009, which Ticketmaster opposed. In February 2010, the Court granted certification of a class on the first two causes of action, which allege that Ticketmaster misrepresents/omits the fact of a profit component in its UPS and order processing fees. The class would consist of California consumers who purchased tickets through Ticketmaster’s website from 1999 to present. The Court denied certification of a class on the third and fourth causes of action, which allege that Ticketmaster’s UPS and order processing fees are unconscionably high. In March 2010, Ticketmaster filed a Petition for Writ of Mandate with the California Court of Appeal, and plaintiffs also filed a motion for reconsideration of the Superior Court’s class certification order. In April 2010, the Superior Court denied plaintiffs’ Motion for Reconsideration of the Court’s class certification order, and the Court of Appeal denied Ticketmaster’s Petition for Writ of Mandate. In June 2010, the Court of Appeal granted the plaintiffs’ Petition for Writ of Mandate and ordered the Superior Court to vacate its February 2010 order denying plaintiffs’ motion to certify a national class and enter a new order granting plaintiffs’ motion to certify a nationwide class on the first two claims. In September 2010, Ticketmaster filed its Motion for Summary Judgment on all causes of action in the Superior Court, and that same month plaintiffs filed their Motion for Summary Adjudication of various affirmative defenses asserted by Ticketmaster. In November 2010, Ticketmaster filed its Motion to Decertify Class. The Company intends to vigorously defend the action.

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

Litigation Relating to the Merger of Live Nation and Ticketmaster

Ticketmaster and its Board of Directors were named as defendants in a pair of lawsuits filed in February 2009 in the Superior Court of California challenging the merger of Live Nation and Ticketmaster. These actions were consolidated by court order in March 2009. The consolidated complaint, as amended, generally alleges that Ticketmaster and its directors breached their fiduciary duties by entering into the Merger Agreement without regard to the fairness of its terms to the Ticketmaster stockholders and in return for illicit payments of “surplus” Live Nation stock. It also alleges that the joint proxy statement/prospectus of Live Nation and Ticketmaster contained material omissions and misstatements. The plaintiffs moved for a preliminary injunction barring the completion of the Merger in December 2009, which motion was denied at a hearing held later that month. The Ticketmaster and Live Nation stockholders each approved the Merger in January 2010, and the Merger was consummated later that same month. The plaintiffs continue to prosecute the case, now seeking compensatory damages, attorneys’ fees and expenses. The Ticketmaster defendants have answered the complaint, denying its allegations and asserting defenses. In April 2010, the parties reached a settlement which the Court preliminarily approved in July 2010.

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

NOTE 9—CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS

Transactions with Clear Channel

The Company has one non-employee director as of September 30, 2010 that is also a director and executive officer of Clear Channel. In October 2010, an employee director also became a director of Clear Channel. From time to time, the Company purchases advertising from Clear Channel and its subsidiaries in the ordinary course of business. For the three months ended September 30, 2010 and 2009, the Company recorded $1.9 million and $3.3 million, respectively, and for the nine months ended September 30, 2010 and 2009, the Company recorded $3.6 million and $6.6 million, respectively, as components of direct operating expenses and selling, general and administrative expenses for these advertisements.

Transactions with IAC

The Company has two non-employee directors as of September 30, 2010 that are also directors and executive officers of IAC.

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

Ticketmaster currently occupies office space in a building in Los Angeles that is owned by IAC. Related rental expense charged to Ticketmaster by IAC for the Los Angeles office space totaled $0.5 million and $1.5 million for the three months ended September 30, 2010 and from the Merger date through September 30, 2010, respectively. These charges are recorded as components of selling, general and administrative expenses.

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

Transactions Involving Executives

ATC Aviation, Inc., or ATC, which is owned by Irving Azoff, our Executive Chairman and a director of the Company, owns both an aircraft and a fractional interest in a different aircraft. An aircraft management and charter company unrelated to either the Company or ATC, manages and operates the fully-owned aircraft on ATC’s behalf and charges market rates for the use of the fully-owned aircraft when used by Mr. Azoff or other executives on Company business, a portion of which is paid to ATC. In addition, ATC is reimbursed by the Company for expenses incurred from the use of its fractional interest when used by Mr. Azoff or other executives for Company business. For the three months ended September 30, 2010 and from the Merger date through September 30, 2010, the Company made payments to ATC and the outside aircraft management and charter company totaling $0.2 million and $0.5 million, respectively, pursuant to the foregoing arrangements.

The Azoff Trust is a party to the Amended and Restated Stockholders’ Agreement of Front Line (the “Front Line Stockholders’ Agreement”). The Front Line Stockholders’ Agreement governs certain matters related to Front Line and the ownership of securities of Front Line. Under the Front Line Stockholders’ Agreement, the Azoff Trust has the right to designate two of the seven members of the Front Line board of directors, the Company has the right to designate four of the seven members of the Front Line board of directors and another noncontrolling interest holder has the right to designate the remaining director. Under the Front Line Stockholders’ Agreement, specified corporate transactions require the approval of both a majority of the directors designated by the Company and a majority of the directors designated by the Azoff Trust and the other noncontrolling interest holder. The Front Line Stockholders’ Agreement contains certain restrictions on transfer of shares of stock of Front Line, as well as a right of first refusal to Front Line and then to other stockholders of Front Line in the event of certain proposed sales of Front Line stock by stockholders of Front Line and a tag-along right allowing the Azoff Trust to participate in certain sales of Front Line stock by certain stockholders of Front Line, as defined in the agreement.

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

Other Related Parties

During the nine months ended September 30, 2010 and 2009, the Company paid $6.9 million and $6.6 million, respectively, for deferred consideration due in connection with an acquisition of a company owned by various members of management of one of the Company’s subsidiaries. The acquired company held the lease of a venue.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Other related parties revenue	$908	$556	$1,329	$1,636

Other related parties expenses	$3,592	$4,007	$11,961	$11,132

None of these transactions were with directors or executive officers of the Company.

NOTE 10—INCOME TAXES

The Company customarily calculates interim effective tax rates in accordance with the FASB guidance for income taxes. As required by this guidance, the Company applies the estimated annual effective tax rate to year-to-date pretax income (loss) at the end of each interim period to compute a year-to-date tax expense (or benefit). This guidance requires departure from customary effective tax rate computations when losses incurred within tax jurisdictions cannot be carried back and future profits associated with operations in those tax jurisdictions cannot be assured beyond any reasonable doubt. Accordingly, the Company has calculated an expected annual effective tax rate of approximately 16% (as compared to 27% in the prior year), excluding significant, unusual or extraordinary items, for ordinary income associated with operations, which are principally outside of the United States, for which the Company currently expects to have annual taxable income. The significant decrease in the expected annual effective tax rate is driven by the change in composition of earnings in lower-taxed foreign jurisdictions, primarily driven by the acquisition of Ticketmaster. The effective tax rate has been applied to year-to-date earnings for those operations for which the Company currently expects to have taxable income. The Company has not recorded tax benefits associated with losses from operations for which future taxable income cannot be reasonably assured. As required by this guidance, the Company also includes tax effects of significant, unusual or extraordinary items in income tax expense in the interim period in which they occur.

Net income tax expense from continuing operations is $16.9 million and $12.9 million for the three and nine months ended September 30, 2010, respectively. The components of tax expense that contributed to the net income tax expense for the nine months ended September 30, 2010 included income tax expense of $10.5 million based on the expected annual rate pertaining to income for the nine month period ending on September 30, 2010, state and local taxes of $4.0 million, withholding taxes of $2.9 million, tax reserve accruals and settlements of uncertain tax positions of $0.6 million, federal tax benefit of ($2.5) million attributable to the carryback of net operating losses, ($1.6) million related to discrete impairment charges and other discrete items totaling a net of ($1.0) million.

As of September 30, 2010 and December 31, 2009, the Company had unrecognized tax benefits of approximately $10.7 million and $4.1 million, respectively. During the nine months ended September 30, 2010, unrecognized tax benefits increased by approximately $6.0 million for acquired unrecognized tax benefits of Ticketmaster and by approximately $0.6 million for tax reserve accruals net of settlements of uncertain tax positions. If unrecognized tax benefits as of September 30, 2010 are subsequently recognized, approximately $10.0 million, net of related deferred tax assets and interest, would reduce the income tax provision from continuing operations. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

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

Redeemable Noncontrolling Interests

As a result of the Merger, the Company acquired fair value put arrangements with respect to the common securities that represent the noncontrolling interests of certain non wholly-owned Ticketmaster subsidiaries. These put arrangements are exercisable at fair value by the counterparty outside of the control of the Company and are classified as mezzanine equity. Accordingly, to the extent the fair value of these redeemable interests exceeds the value determined by normal noncontrolling interests accounting, the value of such interests is adjusted to fair value with a corresponding adjustment to additional paid-in capital. In instances where the put arrangements held by the noncontrolling interests are not currently redeemable, for increases in fair value, or reductions in fair value to the extent increases have been recognized previously, the Company accretes changes in fair value over the period from the date of issuance to the earliest redemption date of the individual securities. Accounting guidance prohibits the recognition of reductions in value below issuance date value, in this case the date of the Merger. In accordance with the FASB guidance for business combinations, the redeemable noncontrolling interests were recorded at their fair value as of the consummation of the Merger on January 25, 2010. The currently redeemable put arrangements held by the noncontrolling interests of certain subsidiaries of Ticketmaster had an estimated redemption fair value of $2.6 million as of September 30, 2010.

All of the 27,821 shares of Front Line common stock held by noncontrolling interests include put arrangements that are not currently redeemable as of September 30, 2010. These shares had an estimated fair value as of the Merger date of $77.2 million. As of September 30, 2010, 17,279 shares are redeemable on October 29, 2011 and 10,542 shares are redeemable on October 29, 2014; these shares had estimated redemption fair values of $45.8 million and $27.9 million, respectively, as of September 30, 2010. The carrying value of the Front Line common shares with put arrangements was $77.2 million as of September 30, 2010.

Additionally, Mr. Azoff and the Azoff Trust hold options and shares of restricted Front Line common stock that are redeemable on October 29, 2014, subject to vesting. The options and restricted Front Line common stock had a total estimated redemption fair value of $43.3 million as of September 30, 2010. From the Merger date through September 30, 2010, the Company accreted $4.4 million of the change from book value to the redemption fair value using the interest method. The carrying value of the options and restricted stock, including the recorded accretion, was $24.8 million as of September 30, 2010.

The common stock of two subsidiaries of Front Line held by noncontrolling interests also includes put arrangements. The first put arrangement does not have a determinable redemption date, but is considered to be currently redeemable based on the terms of redemption. The stock held by the noncontrolling interest had an estimated redemption value of $16.0 million as of September 30, 2010. The second put arrangement, redeemable on August 23, 2012, had an estimated redemption fair value of $11.5 million as of September 30, 2010. The carrying value for these interests was $27.5 million as of September 30, 2010.

Noncontrolling Interests

The following table shows the reconciliation of the carrying amount of redeemable noncontrolling interests, total stockholders’ equity, stockholders’ equity attributable to Live Nation Entertainment, Inc. and stockholders’ equity attributable to noncontrolling interests:

	Redeemable Noncontrolling Interests	Live Nation Entertainment, Inc. Stockholders’ Equity	Noncontrolling Interests	Comprehensive Income (Loss)	Total Stockholders’ Equity
	(in thousands)	(in thousands)
Balances at December 31, 2009	$-	$652,317	$73,124	$-	$725,441
Non-cash compensation	19	41,716	-		41,716
Common shares issued for business acquisitions	-	919,143	-		919,143
Exercise of stock options	-	4,526	-		4,526
Acquisitions	127,765	-	37,421		37,421
Acquisitions from noncontrolling interests	-	1,181	(229)		952
Fair value of redeemable noncontrolling interests adjustments	12,228	(12,228)	-		(12,228)
Cash dividends	(5,375)	-	(3,753)		(3,753)
Comprehensive income (loss):
Net income (loss)	(2,516)	(89,096)	14,164	(74,932)	(74,932)
Realized loss on cash flow hedges	-	6,724	-	6,724	6,724
Unrealized loss on cash flow hedges	-	(293)	-	(293)	(293)
Currency translation adjustment	-	(13,841)	-	(13,841)	(13,841)

Total comprehensive loss				$(82,342)	(82,342)

Balances at September 30, 2010	$132,121	$1,510,149	$120,727		$1,630,876

For certain non-wholly-owned subsidiaries of Front Line, the common securities held by the noncontrolling interests do not include put arrangements exercisable outside of the control of the Company. The noncontrolling interests that do not include such put arrangements are recorded in stockholders’ equity, separate from the Company’s own equity. In accordance with the FASB guidance for business combinations, the noncontrolling interests were recorded at their fair value as of the consummation of the Merger.

Earnings per Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands, except for per share data)
Basic earnings per share:
Net income (loss) attributable to Live Nation Entertainment, Inc.	$51,404	$69,247	$(89,096)	$(60,658)
Less (income) loss from discontinued operations, net of tax	3,213	(6,779)	3,893	(13,241)
Less income from continuing operations allocated to participating securities	-	(678)	-	-

Net income (loss) from continuing operations attributable to common stockholders	$54,617	$61,790	$(85,203)	$(73,899)

Weighted average common shares	170,285	83,632	162,286	82,297

Basic income (loss) from continuing operations per common share	$0.32	$0.74	$(0.53)	$(0.90)

Diluted earnings per share:
Net income (loss) attributable to Live Nation Entertainment, Inc.	$51,404	$69,247	$(89,096)	$(60,658)
Effect of dilutive securities:
2.875% convertible senior notes	-	3,810	-	-
Less (income) loss from discontinued operations, net of tax	3,213	(6,779)	3,893	(13,241)
Less income from continuing operations allocated to participating securities	-	(650)	-	-

Net income (loss) from continuing operations attributable to common stockholders	$54,617	$65,628	$(85,203)	$(73,899)

Weighted average common shares	170,285	83,632	162,286	82,297
Effect of dilutive securities:
Stock options, restricted stock and warrants	2,017	981	-	-
2.875% convertible senior notes	-	8,105	-	-

Diluted weighted average common shares	172,302	92,718	162,286	82,297

Diluted income (loss) from continuing operations per common share	$0.32	$0.71	$(0.53)	$(0.90)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Options to purchase shares of common stock	17,143	4,748	21,257	7,133
Restricted stock awards and units—unvested	3,236	-	3,649	868
Warrants	500	500	500	500
Conversion shares related to 2.875% convertible senior notes	8,105	-	8,105	8,105

Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	28,984	5,248	33,511	16,606

NOTE 12—STOCK-BASED COMPENSATION

The following is a summary of stock-based compensation expense recorded by the Company during the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Selling, general and administrative expenses	$7,273	$2,241	$22,786	$4,526
Corporate expenses	4,996	1,037	21,969	5,501

Total non-cash compensation expense from continuing operations	$12,269	$3,278	$44,755	$10,027

Total non-cash compensation expense from discontinued operations	$-	$(17)	$-	$(17)

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

As part of the Merger Agreement, all Ticketmaster stock options, restricted stock awards and restricted stock units that were outstanding immediately before the Merger were exchanged for Live Nation awards using the final exchange ratio of 1.4743728. As a result, Live Nation issued 13.0 million stock options, 1.5 million shares of restricted stock and 0.9 million restricted stock units to employees and directors of Ticketmaster, as well as 2.5 million stock options and 0.2 million restricted stock units to employees of IAC and the Spincos. The Live Nation awards have the same vesting periods, terms and conditions as the previous Ticketmaster awards, with the exception of 1.5 million shares of restricted Live Nation common stock held by the Azoff Trust which now has a guaranteed minimum value of $15.0 million at the end of the vesting period in 2013. Stock-based compensation expense of $0.9 million and $2.3 million related to the restricted Live Nation common stock was recorded for the three months ended September 30, 2010 and from the Merger date until September 30, 2010, respectively, as a component of corporate expenses. As discussed in Note 3—Business Acquisitions, the value of all exchanged awards which related to services already rendered as of the date of the Merger was included as part of the consideration transferred.

Also as part of the Merger, a note was issued to the Azoff Trust in exchange for shares of Ticketmaster’s series A convertible redeemable preferred stock (the “Preferred Stock”) held by the Azoff Trust. The note accrues interest equal to 3.0% of the outstanding principal balance and is payable in monthly installments of $0.8 million through October 1, 2013, subject to Mr. Azoff’s continued employment with the Company. In the event of a termination of Mr. Azoff’s employment with the Company without cause or good reason or due to death or disability, the note immediately will vest and the balance of the note will be due and paid in a cash lump sum. Upon any other termination of Mr. Azoff’s employment, the Azoff Trust will forfeit the balance of the note.

The Company accounts for the note in accordance with the guidance for stock-based compensation because the note is considered a modification of an existing stock-based award. The Company included $14.4 million in consideration transferred relating to the exchanged award, calculated as the full fair value of the note, as determined by the Company, multiplied by the ratio of the pre-combination service period to the total service period. The Company will recognize a total of $24.0 million of stock-based compensation expense, which is the difference between the total cash payments due under the note of $38.4 million and the initial carrying value of $14.4 million, on a straight-line basis over the remaining service period. For the three months ended September 30, 2010 and from the date of the Merger through September 30, 2010, the Company recorded $1.6 million and $4.3 million, respectively, related to this note as a component of corporate expenses.

There were 23,825 stock-based awards issued by Front Line that were not exchanged or modified as a result of the Merger. The Company recorded $1.9 million and $5.0 million relating to these awards for the three months ended September 30, 2010 and from the date of the Merger through September 30, 2010, respectively, as a component of selling, general and administrative expenses.

In the first nine months of 2010, the Company accelerated and modified the vesting of 1.4 million shares of unvested outstanding stock-based equity awards granted to certain employees of Ticketmaster effective upon termination, all of which had been converted to Live Nation equity awards in the Merger. The Company also accelerated 1.1 million shares of unvested outstanding stock-based equity awards as a result of the Merger based on employment contract “change of control” provisions for certain employees. As a result of these accelerations, the Company recognized $14.7 million of stock-based compensation expense for the nine months ended September 30, 2010. Of this amount, $8.3 million was recorded in corporate expenses and $6.4 million was recorded in selling, general and administrative expenses. There was no stock-based compensation expense recorded related to these accelerations and modifications for the three months ended September 30, 2010.

NOTE 13—SEGMENT DATA

As a result of the Merger, the Company reorganized its business units and the way in which these businesses are assessed and therefore changed its reportable segments to Concerts, Ticketing, Artist Nation, eCommerce and Sponsorship.

The Concerts segment involves the promotion of live music events globally in the Company’s owned and/or operated venues and in rented third-party venues, the production of music festivals and the operation and management of music venues. The Ticketing segment involves the management of the Company’s global ticketing operations including providing ticketing software and services to clients. The Artist Nation segment provides management services to artists and other services including merchandise, artist fan sites and VIP tickets. The eCommerce segment provides online access for customers relating to ticket and event information and is responsible for the Company’s primary websites, www.livenation.com and www.ticketmaster.com. The Sponsorship segment manages the development of strategic sponsorship programs in addition to the sale of national and local sponsorships and placement of advertising including signage and promotional programs. The Company’s U.K. theatrical business was sold in October 2009. It was previously included in other operations and is now reported as discontinued operations.

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

	Concerts	Ticketing	Artist Nation	eCommerce	Sponsorship	Other	Corporate	Eliminations	Consolidated
	(in thousands)
Three Months Ended September 30, 2010
Revenue	$1,380,527	$261,720	$110,960	$25,822	$69,534	$1,569	$-	$(13,781)	$1,836,351
Direct operating expenses	1,192,486	122,636	70,212	2,377	10,324	-	2,417	(13,150)	1,387,302
Selling, general and administrative expenses	128,680	75,574	22,419	10,202	6,230	960	-	-	244,065
Depreciation and amortization	29,741	20,691	12,585	2,239	66	6	623	(631)	65,320
Loss (gain) on sale of operating assets	(776)	(13)	7	-	-	(1)	4	-	(779)
Corporate expenses	-	-	-	-	-	-	27,660	-	27,660
Acquisition transaction expenses	(2,863)	373	1,290	-	-	-	3,781	-	2,581

Operating income (loss)	$33,259	$42,459	$4,447	$11,004	$52,914	$604	$(34,485)	$-	$110,202

Intersegment revenue	$6,563	$-	$7,218	$-	$-	$-	$-	$-	$13,781

Three Months Ended September 30, 2009
Revenue	$1,613,665	$25,951	$90,210	$5,450	$73,509	$1,302	$-	$(15,499)	$1,794,588
Direct operating expenses	1,378,433	9,068	74,802	913	20,574	(169)	(475)	(15,499)	1,467,647
Selling, general and administrative expenses	133,874	5,608	8,663	3,945	5,257	1,065	-	-	158,412
Depreciation and amortization	30,045	2,530	1,972	1,038	61	91	216	-	35,953
Loss (gain) on sale of operating assets	(165)	5	-	-	-	131	2	-	(27)
Corporate expenses	-	-	-	-	-	-	16,424	-	16,424
Acquisition transaction expenses	657	-	-	-	-	-	7,123	-	7,780

Operating income (loss)	$70,821	$8,740	$4,773	$(446)	$47,617	$184	$(23,290)	$-	$108,399

Intersegment revenue	$-	$-	$15,499	$-	$-	$-	$-	$-	$15,499

Nine Months Ended September 30, 2010
Revenue	$2,648,147	$734,722	$269,228	$62,801	$129,596	$3,483	$-	$(22,075)	$3,825,902
Direct operating expenses	2,226,341	355,321	175,443	8,755	22,360	-	1,639	(20,400)	2,769,459
Selling, general and administrative expenses	384,784	222,045	68,276	30,782	19,594	2,227	-	-	727,708
Depreciation and amortization	79,897	65,123	30,754	5,323	187	19	1,897	(1,675)	181,525
Loss (gain) on sale of operating assets	(2,045)	5,192	6	-	6	(8)	4	-	3,155
Corporate expenses	-	-	-	-	-	-	86,666	-	86,666
Acquisition transaction expenses	(2,718)	373	6,024	-	-	-	14,313	-	17,992

Operating income (loss)	$(38,112)	$86,668	$(11,275)	$17,941	$87,449	$1,245	$(104,519)	$-	$39,397

Intersegment revenue	$10,895	$-	$11,180	$-	$-	$-	$-	$-	$22,075
Capital expenditures	$14,856	$25,372	$647	$1,568	$60	$297	$5,787	$-	$48,587

Nine Months Ended September 30, 2009
Revenue	$2,951,618	$51,923	$193,662	$10,986	$132,291	$3,853	$-	$(17,617)	$3,326,716
Direct operating expenses	2,480,707	20,743	157,807	2,075	36,283	(169)	(391)	(17,617)	2,679,438
Selling, general and administrative expenses	373,695	20,838	27,968	12,983	15,463	2,973	-	-	453,920
Depreciation and amortization	93,633	7,785	6,908	3,745	166	226	1,076	-	113,539
Loss (gain) on sale of operating assets	(1,156)	5	9	-	-	131	2	-	(1,009)
Corporate expenses	-	-	-	-	-	-	42,308	-	42,308
Acquisition transaction expenses	802	-	-	-	-	-	25,713	-	26,515

Operating income (loss)	$3,937	$2,552	$970	$(7,817)	$80,379	$692	$(68,708)	$-	$12,005

Intersegment revenue	$-	$-	$17,617	$-	$-	$-	$-	$-	$17,617
Capital expenditures	$29,438	$5,523	$333	$2,159	$88	$846	$971	$-	$39,358

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth below under Part II Item 1A.—Risk Factors, as well as other factors described herein or in our annual, quarterly and other reports we file with the SEC (collectively, cautionary statements). Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. We do not intend to update these forward-looking statements, except as required by applicable law.

Executive Overview

In January 2010, we completed our merger with Ticketmaster, which we believe will allow the combined company to capitalize on strategic advantages and other opportunities created by bringing together a global concert business, global ticketing operations and a leading artist management company, including lowering costs and developing new distribution platforms and new revenue streams (through sponsorships and increased eCommerce opportunities, among others). The Merger has produced a combined company that we believe is well-positioned to address the challenges of better serving artists and fans through improved ticketing options and other services. As we complete the third quarter of 2010, the majority of the initial integration efforts and the merger-related planned staffing reductions are essentially complete. We continue to focus on the strategy and change that we believe is necessary to take this combined company forward.

We have continued to see the overall weakness in the concert industry in the third quarter, which was first indicated in the second quarter, as the volume of ticket sales continued to decline year over year. This quarter is generally the largest quarter for our Concerts segment, as our festivals and amphitheater shows happen throughout this period. Although our total events held in the third quarter were up by 3% to 4,907 compared to the same period of last year, the reduced ticket sales impacted our overall attendance by 16%, a reduction of 3.1 million. This resulted in a decrease in overall average attendance of almost 740 attendees per event. In North America, we implemented a ticket discounting program in order to encourage fans to attend shows which impacted the average revenue per ticket. But, we saw our ancillary revenue per attendee in the amphitheaters stay in-line with last year at $17.53 per attendee. Internationally, we saw strong festival results including an increase in the ancillary revenue per attendee at these festivals of 4% to $15.47 per person.

Reduced ticket sales continued to impact our Ticketing segment as well, as ticket volumes, primarily in concert tickets, declined by 9% overall compared to prior year combined sales by us and Ticketmaster, as our Ticketing clients are experiencing reductions consistent with the declines we saw in the Concerts segment. The Artist Nation segment was impacted by reduced touring by the artists it serves in both the management and services businesses. Our Sponsorship segment has continued to be an oasis in the midst of these ticket declines as it showed growth again in the third quarter as average sponsorship per client increased over the prior year.

We continue to be optimistic about the long-term future of this combined company, and despite the current challenges of the decline in ticket sales, we remain focused on driving our strategy, which includes four main levers of the business surrounding the concert—ticketing/eCommerce, artist management, sponsorship and onsite ancillary spend—and we are focused on expanding these levers in key markets where we currently do not have all four elements of the model. Our strategy also includes growing and monetizing our database in order to drive increased ticket sales and sponsorship growth, selling more tickets through effective marketing and pricing and redefining the growth potential in our ticketing business.

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

Under the terms of the agreement reached with the DOJ, we agreed to divest our ticketing subsidiary, Paciolan, and to license the Ticketmaster Host technology to Anschutz Entertainment Group, Inc., in addition to other terms intended to protect competitive conditions in ticketing and promotions. In March 2010, we entered into an agreement with Comcast whereby Comcast purchased 100% of the issued and outstanding shares of common stock of Paciolan.

Segment Overview

In 2009, our reportable operating segments were North American Music, International Music and Ticketing. In 2010, subsequent to the Merger, we reorganized our business units and the way in which these businesses are assessed and therefore changed our reportable segments to Concerts, Ticketing, Artist Nation, eCommerce and Sponsorship. Our businesses formerly reported as North American Music and International Music are now allocated primarily to the Concerts segment with a portion allocated to our Sponsorship segment. Our business formerly reported as Ticketing remains in the Ticketing segment in 2010 with the exception of the allocation to our eCommerce segment of a fee per ticket for every ticket sold online along with online advertising. The Artist Nation segment is primarily made up of Ticketmaster’s artist management business and our artist services business which was previously reported as a component of the North American Music segment. These changes were made to be consistent with the way the chief operating decision makers are now managing the business after our merger with Ticketmaster.

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

Consolidated Results of Operations

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2010	2009		2010	2009
	(in thousands)			(in thousands)
Revenue	$1,836,351	$1,794,588	2%	$3,825,902	$3,326,716	15%
Operating expenses:
Direct operating expenses	1,387,302	1,467,647	(5)%	2,769,459	2,679,438	3%
Selling, general and administrative expenses	244,065	158,412	54%	727,708	453,920	60%
Depreciation and amortization	65,320	35,953	82%	181,525	113,539	60%
Loss (gain) on sale of operating assets	(779)	(27)	*	3,155	(1,009)	*
Corporate expenses	27,660	16,424	68%	86,666	42,308	*
Acquisition transaction expenses	2,581	7,780	(67)%	17,992	26,515	(32)%

Operating income	110,202	108,399	2%	39,397	12,005	*
Operating margin	6.0%	6.0%		1.0%	0.4%

Interest expense	29,414	17,438		85,773	50,557
Loss on extinguishment of debt	-	-		21,172	-
Interest income	(715)	(342)		(2,158)	(1,908)
Equity in earnings of nonconsolidated affiliates	(629)	(163)		(2,884)	(979)
Other expense (income)—net	(212)	3,858		(1,845)	4,465

Income (loss) from continuing operations before income taxes	82,344	87,608		(60,661)	(40,130)
Income tax expense (benefit):
Current	14,004	17,344		17,844	28,220
Deferred	2,905	(2,129)		(4,950)	(4,316)

Income (loss) from continuing operations	65,435	72,393		(73,555)	(64,034)
Income (loss) from discontinued operations, net of tax	(3,213)	6,779		(3,893)	13,241

Net income (loss) attributable to	62,222	79,172		(77,448)	(50,793)
Net income attributable to noncontrolling interests	10,818	9,925		11,648	9,865
Net income (loss) attributable to Live

Nation Entertainment, Inc.	$51,404	$69,247		$(89,096)	$(60,658)

Note:	Non-cash compensation expense of $5.0 million and $1.7 million is included in corporate expenses and $7.7 million and $1.8 million is included in selling, general and administrative expenses for the three months ended September 30, 2010 and 2009, respectively. Non-cash compensation expense of $22.0 million and $5.5 million is included in corporate expenses and $23.5 million and $4.5 million is included in selling, general and administrative expenses for the nine months ended September 30, 2010 and 2009, respectively. No significant amounts were recorded for non-cash compensation expense in discontinued operations for the three and nine months ended September 30, 2010 and 2009.
*	Percentages are not meaningful.

Key Operating Metrics

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
Concerts
Estimated Events:
Owned and/or operated amphitheaters	665		497		883		745
All other promotions:
North America	1,828		2,209		5,544		6,134
International	620		560		2,550		2,680
Third-party rentals at our owned and/or operated venues:
North America	1,297		955		4,064		3,400
International	497		554		2,008		1,974

Total estimated events	4,907		4,775		15,049		14,933

Estimated Attendance (rounded):
Owned and/or operated amphitheaters	6,880,000		5,963,000		9,339,000		8,747,000
All other promotions:
North America	5,416,000		7,105,000		13,627,000		15,762,000
International	3,089,000		5,253,000		8,185,000		10,628,000
Third-party rentals at our owned and/or operated venues:
North America	537,000		592,000		1,781,000		1,908,000
International	525,000		621,000		2,735,000		2,666,000

Total estimated attendance	16,447,000		19,534,000		35,667,000		39,711,000

Ancillary net revenue per attendee:
North America amphitheaters	$17.53		$17.67		$17.80		$17.89
International festivals	$15.47		$14.81		$15.50		$14.43
Ticketing (in thousands)
Number of tickets sold:
Concerts	17,948	56%	4,736	100%	46,325	54%	8,720	100%
Sports	6,084	19%	-	-	16,771	19%	-	-
Arts & theater	4,563	14%	-	-	12,611	15%	-	-
Family	2,392	7%	-	-	7,232	8%	-	-
Other	1,284	4%	-	-	3,076	4%	-	-

	32,271	100%	4,736	100%	86,015	100%	8,720	100%

Gross value of tickets sold (in thousands):
Concerts	$1,067,550		$254,607		$2,978,654		$483,347
Sports	329,847		-		861,111		-
Arts & theater	319,172		-		849,614		-
Family	99,752		-		287,486		-
Other	43,541		-		113,180		-

	$1,859,862		$254,607		$5,090,045		$483,347

Sponsorship
Estimated number of sponsors (as of period end)	722		789		722		789
Sponsorship revenue recognized (in thousands)	$69,534		$73,509		$129,596		$132,291
Estimated average sponsorship dollars per sponsor (rounded)	$96,000		$93,000		$179,000		$168,000

Note:	Events generally represent a single performance by an artist for both promotions and third-party rentals. Attendance generally represents the number of fans who were present at an event. Festivals are counted as one event in the quarter in which the festival begins but attendance is split over the days of the festival and can be split between quarters. The metrics reported are estimated each quarter. Adjustments to previously reported quarters, if any, are only included in the year-to-date events and attendance metrics.

Promotions listed above include events in our owned and/or operated venues as well as events we promote in third-party venues. Excluded from the table above are events and attendance that occurred in our United Kingdom theatrical business that was sold in October 2009.

The number and gross value of tickets sold are inclusive of primary and secondary tickets.

Revenue

Our revenue increased $41.8 million, or 2%, during the three months ended September 30, 2010 as compared to the same period of the prior year. Excluding the decreases of approximately $34.8 million related to the impact of changes in foreign exchange rates, revenue increased $76.6 million, or 4%. The overall increase in revenue was primarily due to increases in our Ticketing, Artist Nation and eCommerce segments of $235.8 million, $20.8 million and $20.4 million, respectively, partially offset by a decrease in our Concerts segment of $233.1 million.

Our revenue increased $499.2 million, or 15%, during the nine months ended September 30, 2010 as compared to the same period of the prior year. Excluding the decreases of approximately $31.8 million related to the impact of changes in foreign exchange rates, revenue increased $531.0 million, or 16%. The overall increase in revenue was primarily due to increases in our Ticketing, Artist Nation and eCommerce segments of $682.8 million and $75.6 million and $51.8 million, respectively, partially offset by a decrease in our Concerts segment of $303.5 million.

More detailed explanations of these changes are included in the applicable segment discussions below.

Direct operating expenses

Our direct operating expenses decreased $80.3 million, or 5%, during the three months ended September 30, 2010 as compared to the same period of the prior year. Excluding the decreases of approximately $27.7 million related to the impact of changes in foreign exchange rates, direct operating expenses decreased $52.6 million, or 4%. The overall decrease in direct operating expenses was primarily due to a decrease in our Concerts segment of $185.9 million partially offset by an increase in our Ticketing segment of $113.6 million.

Our direct operating expenses increased $90.0 million, or 3%, during the nine months ended September 30, 2010 as compared to the same period of the prior year. Excluding the decreases of approximately $26.3 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $116.3 million, or 4%. The overall increase in direct operating expenses was primarily due to increases in our Ticketing and Artist Nation segments of $334.6 million and $17.6 million, respectively, partially offset by a decrease in our Concerts segment of $254.4 million.

Direct operating expenses include artist fees, ticketing client royalties, show-related marketing and advertising expenses along with other costs.

More detailed explanations of these changes are included in the applicable segment discussions below.

Selling, general and administrative expenses

Our selling, general and administrative expenses increased $85.7 million, or 54%, during the three months ended September 30, 2010 as compared to the same period of the prior year. Excluding the decreases of approximately $3.4 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $89.1 million, or 56%. The overall increase in selling, general and administrative expenses was primarily due to increases in our Ticketing and Artist Nation segments of $70.0 million and $13.8 million, respectively.

Our selling, general and administrative expenses increased $273.8 million, or 60%, during the nine months ended September 30, 2010 as compared to the same period of the prior year. Excluding the decreases of approximately $0.9 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $274.7 million, or 61%. The overall increase in selling, general and administrative expenses was primarily due to increases in our Ticketing, Artist Nation, eCommerce and Concerts segments of $201.2 million, $40.3 million, $17.8 million and $11.1 million, respectively.

Selling, general and administrative expenses for the three and nine months ended September 30, 2010 include $0.5 million and $9.3 million of severance cost associated with the reorganization of our business units subsequent to the Merger and other acquisitions, primarily in the Ticketing segment.

More detailed explanations of these changes are included in the applicable segment discussions below.

Depreciation and amortization

Depreciation and amortization increased $29.4 million, or 82%, during the three months ended September 30, 2010 as compared to the same period of the prior year. Excluding the decreases of approximately $0.5 million related to the impact of changes in foreign exchange rates, depreciation and amortization increased $29.9 million, or 83%. The overall increase in depreciation and amortization was primarily due to increases in our Ticketing and Artist Nation segments of $18.2 million and $10.6 million, respectively.

Depreciation and amortization increased $68.0 million, or 60%, during the nine months ended September 30, 2010 as compared to the same period of the prior year. Excluding the increases of approximately $0.3 million related to the impact of changes in foreign exchange rates, depreciation and amortization increased $67.7 million, or 60%. The overall increase in depreciation and amortization was primarily due to increases in our Ticketing and Artist Nation segments of $57.3 million and $23.8 million, respectively, partially offset by a decrease in our Concerts segment of $13.7 million.

More detailed explanations of these changes are included in the applicable segment discussions below.

Loss (gain) on sale of operating assets

The loss on sale of operating assets for the nine months ended September 30, 2010 was $3.2 million primarily due to the $5.2 million loss resulting from our sale of Paciolan in the first quarter of 2010. There were no significant sales in 2009, other than the sale of the U.K. theatrical business which is presented in discontinued operations.

Corporate expenses

Corporate expenses increased $11.2 million during the three months ended September 30, 2010 as compared to the same period of the prior year primarily due to $8.3 million in incremental expenses resulting from the expansion of corporate functions as a result of the Merger.

Corporate expenses increased $44.4 million during the nine months ended September 30, 2010 as compared to the same period of the prior year primarily due to $11.2 million of incremental non-cash compensation expense associated with equity awards exchanged and accelerated in connection with the Merger, $4.7 million of severance cost associated with the reorganization of our business units subsequent to the Merger and $31.8 million in incremental expenses resulting from the expansion of corporate functions as a result of the Merger.

Acquisition transaction expenses

Acquisition transaction expenses decreased $5.2 million for the three months ended September 30, 2010 and $8.5 million, or 32%, for the nine months ended September 30, 2010 as compared to the same periods of the prior year primarily due to the completion of the Merger in January 2010 and changes in the fair value of contingent consideration.

Interest expense

Interest expense increased $12.0 million, or 69%, and $35.2 million, or 70%,during the three and nine months ended September 30, 2010, respectively, as compared to the same periods of the prior year primarily due to higher debt balances, including the debt obtained in the Merger, and higher average interest rates.

Our debt balances and weighted-average cost of debt, excluding the debt discount on convertible senior notes and the debt premium on the 10.75% senior notes, were $1.763 billion and 6.0%, respectively, at September 30, 2010 and $949.7 million and 5.1%, respectively, at September 30, 2009.

Loss on extinguishment of debt

We recorded a loss on extinguishment of debt of $21.2 million during the nine months ended September 30, 2010, relating to the replacement of our senior secured credit facilities in May 2010 with a new credit agreement that provides for $1.2 billion in credit facilities.

Income Taxes

We customarily calculate interim effective tax rates in accordance with the FASB guidance for income taxes. As required by this guidance, we apply the estimated annual effective tax rate to year-to-date pretax income (loss) at the end of each interim period to compute a year-to-date tax expense (or benefit). This guidance requires departure from customary effective tax rate computations when losses incurred within tax jurisdictions cannot be carried back and future profits associated with operations in those tax jurisdictions cannot be assured beyond any reasonable doubt. Accordingly, we have calculated an expected annual effective tax rate of approximately 16% (as compared to 27% in the prior year), excluding significant, unusual or extraordinary items, for ordinary income associated with operations, which are principally outside of the United States, for which we currently expect to have annual taxable income. The significant decrease in the expected annual effective tax rate is driven by the change in composition of earnings in lower-taxed foreign jurisdictions, primarily driven by the acquisition of Ticketmaster. The effective tax rate has been applied to year-to-date earnings for those operations for which we currently expect to have taxable income. We have not recorded tax benefits associated with losses from operations for which future taxable income cannot be reasonably assured. As required by this guidance, we also include tax effects of significant, unusual or extraordinary items in income tax expense in the interim period in which they occur.

Net income tax expense from continuing operations is $16.9 million and $12.9 million for the three and nine months ended September 30, 2010, respectively. The components of tax expense that contributed to the net tax expense for the nine months ended September 30, 2010, included income tax expense of $10.5 million based on the expected annual rate pertaining to income for the nine months ended September 30, 2010, state and local taxes of $4.0 million, withholding taxes of $2.9 million, tax reserve accruals and settlements of uncertain tax positions of $0.6 million, federal tax benefit of ($2.5) million attributable to the carryback of net operating losses, ($1.6) million related to discrete impairment charges and other discrete items totaling a net of ($1.0) million.

As of September 30, 2010 and December 31, 2009, we had unrecognized tax benefits of approximately $10.7 million and $4.1 million, respectively. During the nine months ended September 30, 2010, unrecognized tax benefits increased by approximately $6.0 million for acquired unrecognized tax benefits of Ticketmaster and by approximately $0.6 million for tax reserve accruals net of settlements of uncertain tax positions. If unrecognized tax benefits as of September 30, 2010 are subsequently recognized, approximately $10.0 million, net of related deferred tax assets and interest, would reduce the income tax provision from continuing operations.

We have U.S. federal net operating loss carry forwards that, if not used, will expire between calendar years 2010 and 2029. The amounts of net operating loss carry forwards that will expire in 2010 if not used is $4.3 million.

Discontinued Operations

In October 2009, we sold our remaining theatrical venues and operations in the United Kingdom to The Ambassador Theatre Group Limited for a gross sales price of $148.7 million. After fees, expenses, and a working capital adjustment, we received $111.3 million of net proceeds. The sale of the U.K. theatrical business resulted in a tax-free gain of $56.6 million in the fourth quarter of 2009. For the three and nine months ended September 30, 2010, we reported an additional $3.2 million and $3.9 million, respectively, of expense related to the sale.

Concerts Results of Operations

Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2010	2009		2010	2009
	(in thousands)			(in thousands)
Revenue	$1,380,527	$1,613,665	(14)%	$2,648,147	$2,951,618	(10)%
Direct operating expenses	1,192,486	1,378,433	(13)%	2,226,341	2,480,707	(10)%
Selling, general and administrative expenses	128,680	133,874	(4)%	384,784	373,695	3%
Depreciation and amortization	29,741	30,045	(1)%	79,897	93,633	(15)%
Gain on sale of operating assets	(776)	(165)	*	(2,045)	(1,156)	77%
Acquisition transaction expenses	(2,863)	657	*	(2,718)	802	*

Operating income (loss)	$33,259	$70,821	(53)%	$(38,112)	$3,937	*

Operating margin	2.4%	4.4%		(1.4)%	0.1%

Adjusted operating income **	$61,914	$103,109	(40)%	$43,661	$101,034	(57)%

*	Percentages are not meaningful.
**	Adjusted operating income (loss) is discussed in more detail and reconciled to operating income (loss) below.

Three Months

Concerts revenue decreased $233.1 million, or 14%, during the three months ended September 30, 2010 as compared to the same period of the prior year. Excluding the decrease of $32.3 million related to the impact of changes in foreign exchange rates, revenue decreased $200.8 million, or 12%, primarily due to an overall decrease in events for stadiums, attendance for arenas, and a decrease in average attendance for amphitheaters. Partially offsetting these decreases was increased revenue related to more shows in our amphitheaters and strong festival operations internationally along with an increase of $1.8 million related to our acquisition of Parcolimpico in November 2009.

Concerts direct operating expenses decreased $185.9 million, or 13%, during the three months ended September 30, 2010 as compared to the same period of the prior year. Excluding the decrease of $27.1 million related to the impact of changes in foreign exchange rates, direct operating expenses decreased $158.8 million, or 12%, primarily due to lower expenses associated with the decreased events noted above and overall show cost declines. Partially offsetting these decreases were increased costs for amphitheaters and festivals along with incremental direct operating expenses of $0.9 million related to the acquisition noted above.

Concerts selling, general and administrative expenses decreased $5.2 million, or 4%, during the three months ended September 30, 2010 as compared to the same period of the prior year. Excluding the decrease of $3.2 million related to the impact of changes in foreign exchange rates and $0.6 million incremental expense related to the acquisition noted above, selling, general and administrative expenses decreased $2.6 million, or 2%.

The decrease in operating income for Concerts was primarily related to the reduction in show results at stadiums, arenas and amphitheaters, partially offset by strong festival results.

Nine Months

Concerts revenue decreased $303.5 million, or 10%, during the nine months ended September 30, 2010 as compared to the same period of the prior year. Excluding the decrease of $28.4 million related to the impact of changes in foreign exchange rates, revenue decreased $275.1 million, or 9%, primarily due to an overall decrease in events and attendance for stadiums and arenas, a decrease in average attendance for amphitheaters, lower ancillary revenue per fan at amphitheaters driven by reduced service charges on discounted tickets offset by higher food and beverage sales and a reduction in revenue of $7.0 million related to the effect of our divestiture of two theaters and a club in September 2009. Offsetting these decreases were strong festival operations internationally and an increase in revenue of $8.6 million related to our acquisitions of Brand New Live in February 2009, Tecjet in March 2009 and Parcolimpico in November 2009.

Concerts direct operating expenses decreased $254.4 million, or 10%, during the nine months ended September 30, 2010 as compared to the same period of the prior year. Excluding the decrease of $24.9 million related to the impact of changes in foreign exchange rates, direct operating expenses decreased $229.5 million, or 9%, primarily due to lower expenses associated with the decreased events along with $4.1 million less expense due to the divestiture noted above. Partially offsetting these decreases were incremental direct operating expenses of $2.1 million related to the acquisitions noted above and a $13.4 million allowance recorded related to certain artist advances.

Concerts selling, general and administrative expenses increased $11.1 million, or 3%, during the nine months ended September 30, 2010 as compared to the same period of the prior year. Excluding the decrease of $0.8 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $11.9 million, or 3%, due to higher costs related to salaries, insurance and new office openings in 2010 in Germany and Australia, $1.0 million in severance relating to reorganization in North America and $5.1 million in incremental expenses related to the acquisitions noted above. Partially offsetting these increases were decreases in selling, general and administrative expenses of $2.0 million relating to the divestiture noted above.

Concerts depreciation and amortization decreased $13.7 million, or 15%, during the nine months ended September 30, 2010 as compared to the same period of the prior year primarily due to an impairment of $9.7 million recorded during 2009 related to two theaters, four clubs and a theater development project that was no longer being pursued.

The increase in operating loss for Concerts was primarily related to the reduction in show results for stadiums, arenas and amphitheaters along with the allowance recorded related to certain artist advances and partially offset by strong festival results.

Ticketing Results of Operations

Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2010	2009		2010	2009
	(in thousands)			(in thousands)
Revenue	$261,720	$25,951	*	$734,722	$51,923	*
Direct operating expenses	122,636	9,068	*	355,321	20,743	*
Selling, general and administrative expenses	75,574	5,608	*	222,045	20,838	*
Depreciation and amortization	20,691	2,530	*	65,123	7,785	*
Loss (gain) on sale of operating assets	(13)	5	*	5,192	5	*
Acquisition transaction expenses	373	-	*	373	-	*

Operating income	$42,459	$8,740	*	$86,668	$2,552	*

Operating margin	16.2%	33.7%		11.8%	4.9%

Adjusted operating income **	$65,485	$11,364	*	$175,132	$10,513	*

*	Percentages are not meaningful.
**	Adjusted operating income (loss) is discussed in more detail and reconciled to operating income (loss) below.

The current year incremental impacts reported below as being attributable to the Merger include the migration back to Ticketmaster of Live Nation’s stand-alone ticketing business.

Three Months

Ticketing revenue increased $235.8 million during the three months ended September 30, 2010 as compared to the same period of the prior year primarily due to the $261.6 million increase resulting from our Merger. Revenue related to ticketing service charges for our events where we control ticketing is deferred and recognized as the event occurs.

Ticketing direct operating expenses increased $113.6 million during the three months ended September 30, 2010 as compared to the same period of the prior year primarily due to the $119.8 million increase resulting from our Merger.

Ticketing selling, general and administrative expenses increased $70.0 million during the three months ended September 30, 2010 as compared to the same period of the prior year primarily due to the $71.8 million increase resulting from our Merger.

Ticketing depreciation and amortization increased $18.2 million during the three months ended September 30, 2010 as compared to the same period of the prior year primarily due to the $17.8 million increase resulting from our Merger.

The increase in operating income for Ticketing was primarily due to the addition of the Ticketmaster ticketing operations.

Nine Months

Ticketing revenue increased $682.8 million during the nine months ended September 30, 2010 as compared to the same period of the prior year primarily due to the $717.1 million increase resulting from our Merger. Revenue related to ticketing service charges for our events where we control ticketing is deferred and recognized as the event occurs. We sell tickets online, through independent sales outlets and call centers. During the nine months ended September 30, 2010, we sold 78%, 14% and 8% of primary tickets through these channels, respectively.

Ticketing direct operating expenses increased $334.6 million during the nine months ended September 30, 2010 as compared to the same period of the prior year primarily due to the $345.1 million increase resulting from our Merger.

Ticketing selling, general and administrative expenses increased $201.2 million during the nine months ended September 30, 2010 as compared to the same period of the prior year primarily due to the $207.0 million increase resulting from our Merger.

Ticketing depreciation and amortization increased $57.3 million during the nine months ended September 30, 2010 as compared to the same period of the prior year primarily due to the $52.0 million increase resulting from our Merger along with $4.5 million related to the acceleration of depreciation expense for the CTS ticketing platform assets.

Ticketing loss on sale of operating assets of $5.2 million during the nine months ended September 30, 2010 is primarily due to the sale of Paciolan in March 2010.

The increase in operating income for Ticketing was primarily due to the addition of the Ticketmaster ticketing operations.

Artist Nation Results of Operations

Our Artist Nation segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2010	2009		2010	2009
	(in thousands)			(in thousands)
Revenue	$110,960	$90,210	23%	$269,228	$193,662	39%
Direct operating expenses	70,212	74,802	(6)%	175,443	157,807	11%
Selling, general and administrative expenses	22,419	8,663	*	68,276	27,968	*
Depreciation and amortization	12,585	1,972	*	30,754	6,908	*
Loss on sale of operating assets	7	-	*	6	9	*
Acquisition transaction expenses	1,290	-	*	6,024	-	*

Operating income (loss)	$4,447	$4,773	*	$(11,275)	$970	*

Operating margin	4.0%	5.3%		(4.2)%	0.5%

Adjusted operating income **	$21,741	$6,745	*	$32,431	$8,208	*

*	Percentages are not meaningful.
**	Adjusted operating income (loss) is discussed in more detail and reconciled to operating income (loss) below.

Three Months

Artist Nation revenue increased $20.8 million, or 23%, during the three months ended September 30, 2010 as compared to the same period of the prior year primarily due to incremental revenue of $53.0 million related to our Merger partially offset by a decline in tour merchandise revenue driven by the timing of artist tours.

Artist Nation direct operating expenses decreased $4.6 million, or 6%, during the three months ended September 30, 2010 as compared to the same period of the prior year primarily due to a decline in tour merchandise expense driven by the timing of artist tours partially offset by incremental direct operating expenses of $24.7 million related to our Merger.

Artist Nation selling, general and administrative expenses increased $13.8 million during the three months ended September 30, 2010 as compared to the same period of the prior year primarily due to incremental selling, general and administrative expenses of $15.3 million related to our Merger.

Artist Nation depreciation and amortization increased $10.6 million during the three months ended September 30, 2010 as compared to the same period of the prior year primarily due to incremental amortization expense of $10.4 million related to definite-lived intangible assets resulting from our Merger.

Nine Months

Artist Nation revenue increased $75.6 million, or 39%, during the nine months ended September 30, 2010 as compared to the same period of the prior year primarily due to incremental revenue of $121.8 million related to our Merger partially offset by a decline in tour merchandise revenue driven by the timing of artist tours.

Artist Nation direct operating expenses increased $17.6 million, or 11%, during the nine months ended September 30, 2010 as compared to the same period of the prior year primarily due to incremental direct operating expenses of $59.0 million related to our Merger partially offset by a decline in tour merchandise expense driven by the timing of artist tours.

Artist Nation selling, general and administrative expenses increased $40.3 million during the nine months ended September 30, 2010 as compared to the same period of the prior year primarily due to incremental selling, general and administrative expenses of $45.6 million related to our Merger.

Artist Nation depreciation and amortization increased $23.8 million during the nine months ended September 30, 2010 as compared to the same period of the prior year primarily due to incremental amortization expense of $23.8 million related to definite-lived intangible assets resulting from our Merger.

The increase in operating loss for Artist Nation was related to the acquisition transaction expenses, the decline in tour merchandise and the business acquired in the Merger.

eCommerce Results of Operations

Our eCommerce segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2010	2009		2010	2009
	(in thousands)			(in thousands)
Revenue	$25,822	$5,450	*	$62,801	$10,986	*
Direct operating expenses	2,377	913	*	8,755	2,075	*
Selling, general and administrative expenses	10,202	3,945	*	30,782	12,983	*
Depreciation and amortization	2,239	1,038	*	5,323	3,745	42%

Operating income (loss)	$11,004	$(446)	*	$17,941	$(7,817)	*

Operating margin	42.6%	(8.2)%		28.6%	(71.2)%

Adjusted operating income (loss) **	$13,476	$592	*	$24,408	$(3,856)	*

*	Percentages are not meaningful.
**	Adjusted operating income (loss) is discussed in more detail and reconciled to operating income (loss) below.

Three Months

eCommerce revenue increased $20.4 million during the three months ended September 30, 2010 as compared to the same period of the prior year primarily due to a $20.7 million increase resulting from our Merger.

eCommerce direct operating expenses increased $1.5 million during the three months ended September 30, 2010 as compared to the same period of the prior year primarily due to the $1.2 million increase resulting from our Merger.

eCommerce selling, general and administrative expenses increased $6.3 million during the three months ended September 30, 2010 as compared to the same period of the prior year primarily due to the $5.8 million increase due to our Merger.

The increased operating income for eCommerce was primarily a result of our Merger.

Nine Months

eCommerce revenue increased $51.8 million during the nine months ended September 30, 2010 as compared to the same period of the prior year primarily due to a $50.6 million increase resulting from our Merger.

eCommerce direct operating expenses increased $6.7 million during the nine months ended September 30, 2010 as compared to the same period of the prior year primarily due to the $5.6 million increase resulting from our Merger.

eCommerce selling, general and administrative expenses increased $17.8 million during the nine months ended September 30, 2010 as compared to the same period of the prior year primarily due to the $15.6 million increase due to our Merger.

The increased operating income for eCommerce was primarily a result of our Merger.

Sponsorship Results of Operations

Our Sponsorship segment operating results were as follows:

Sponsorship:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2010	2009		2010	2009
	(in thousands)			(in thousands)
Revenue	$69,534	$73,509	(5)%	$129,596	$132,291	(2)%
Direct operating expenses	10,324	20,574	(50)%	22,360	36,283	(38)%
Selling, general and administrative expenses	6,230	5,257	19%	19,594	15,463	27%
Depreciation and amortization	66	61	8%	187	166	13%
Loss on sale of operating assets	-	-	*	6	-	*

Operating income	$52,914	$47,617	11%	$87,449	$80,379	9%

Operating margin	76.1%	64.8%		67.5%	60.8%

Adjusted operating income **	$53,113	$47,678	11%	$88,138	$80,545	9%

*	Percentages are not meaningful.
**	Adjusted operating income (loss) is discussed in more detail and reconciled to operating income (loss) below.

Three Months

Sponsorship operating income increased $5.3 million, or 11%, for the three months ended September 30, 2010 as compared to the same period of the prior year primarily driven by higher international festival sponsorships. Sponsorship direct operating expenses decreased $10.3 million, or 50%, during the three months ended September 30, 2010 as compared to the same period of the prior year primarily due to fees paid to artists for tour sponsorship agreements in 2009.

Nine Months

Sponsorship operating income increased $7.1 million, or 9%, for the nine months ended September 30, 2010 as compared to the same period of the prior year primarily driven by higher international festival sponsorships. Sponsorship direct operating expenses decreased $13.9 million, or 38%, during the nine months ended September 30, 2010 as compared to the same period of the prior year primarily due to fees paid to artists for tour sponsorship agreements in 2009. Excluding the expense relating to artist tour sponsorships, direct operating and selling, general and administrative expenses in total decreased $1.4 million during the nine months ended September 30, 2010 as compared to the same period of the prior year. In 2010, we have changed the pay structures of many of our sponsorship sales people from a commission structure to a salary plus bonus structure in order to properly align sales incentives with the overall growth drivers and goals of the Company. This has caused a decrease in direct operating expenses and an increase in selling, general and administrative expenses.

Reconciliation of Segment Operating Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Concerts	$33,259	$70,821	$(38,112)	$3,937
Ticketing	42,459	8,740	86,668	2,552
Artist Nation	4,447	4,773	(11,275)	970
eCommerce	11,004	(446)	17,941	(7,817)
Sponsorship	52,914	47,617	87,449	80,379
Other	604	184	1,245	692
Corporate	(34,485)	(23,290)	(104,519)	(68,708)

Consolidated operating income	$111,202	$108,399	$39,397	$12,005

Reconciliation of Segment Adjusted Operating Income (Loss)

AOI is a non-GAAP financial measure that we define as operating income (loss) before acquisition expenses (including transaction costs, changes in the fair value of accrued acquisition-related contingent consideration arrangements, merger bonuses, payments under the Azoff Trust note and merger-related severance), depreciation and amortization (including goodwill impairment), loss (gain) on sale of operating assets and non-cash and certain stock-based compensation expense (including expense associated with grants of certain stock-based awards which are classified as liabilities). We use AOI to evaluate the performance of our operating segments. We believe that information about AOI assists investors by allowing them to evaluate changes in the operating results of our portfolio of businesses separate from non-operational factors that affect net income, thus providing insights into both operations and the other factors that affect reported results. AOI is not calculated or presented in accordance with GAAP. A limitation of the use of AOI as a performance measure is that it does not reflect the periodic costs of certain amortizing assets used in generating revenue in our business. Accordingly, AOI should be considered in addition to, and not as a substitute for, operating income (loss), net income (loss), and other measures of financial performance reported in accordance with GAAP. Furthermore, this measure may vary among other companies; thus, AOI as presented herein may not be comparable to similarly titled measures of other companies.

The following table sets forth the computation of adjusted operating income (loss) as a supplemental measure to GAAP:

	Adjusted operating income (loss)	Non-cash and stock- based compensation expense	Loss (gain) on sale of operating assets	Depreciation and amortization	Acquisition expenses	Operating income (loss)
	(in thousands)
Three Months Ended September 30, 2010
Concerts	$61,914	$2,610	$(776)	$29,741	$(2,920)	$33,259
Ticketing	65,485	1,453	(13)	20,691	895	42,459
Artist Nation	21,741	3,421	7	12,585	1,281	4,447
eCommerce	13,476	121	-	2,239	112	11,004
Sponsorship	53,113	133	-	66	-	52,914
Other	609	-	(1)	6	-	604
Corporate	(23,491)	4,996	4	623	5,371	(34,485)
Eliminations	(631)	-	-	(631)	-	-

Total	$192,216	$12,734	$(779)	$65,320	$4,739	$110,202

Three Months Ended September 30, 2009
Concerts	$103,109	$1,751	$(165)	$30,045	$657	$70,821
Ticketing	11,364	89	5	2,530	-	8,740
Artist Nation	6,745	-	-	1,972	-	4,773
eCommerce	592	-	-	1,038	-	(446)
Sponsorship	47,678	-	-	61	-	47,617
Other	406	-	131	91	-	184
Corporate	(14,287)	1,662	2	216	7,123	(23,290)
Eliminations	-	-	-	-	-	-

Total	$155,607	$3,502	$(27)	$35,953	$7,780	$108,399

Nine Months Ended September 30, 2010
Concerts	$43,661	$6,234	$(2,045)	$79,897	$(2,313)	$(38,112)
Ticketing	175,132	10,798	5,192	65,123	7,351	86,668
Artist Nation	32,431	5,822	6	30,754	7,124	(11,275)
eCommerce	24,408	353	-	5,323	791	17,941
Sponsorship	88,138	356	6	187	140	87,449
Other	1,256	-	(8)	19	-	1,245
Corporate	(57,374)	21,969	4	1,897	23,275	(104,519)
Eliminations	(1,675)	-	-	(1,675)	-	-

Total	$305,977	$45,532	$3,155	$181,525	$36,368	$39,397

Nine Months Ended September 30, 2009
Concerts	$101,034	$3,818	$(1,156)	$93,633	$802	$3,937
Ticketing	10,513	171	5	7,785	-	2,552
Artist Nation	8,208	321	9	6,908	-	970
eCommerce	(3,856)	216	-	3,745	-	(7,817)
Sponsorship	80,545	-	-	166	-	80,379
Other	1,049	-	131	226	-	692
Corporate	(36,416)	5,501	2	1,076	25,713	(68,708)
Eliminations	-	-	-	-	-	-

Total	$161,077	$10,027	$(1,009)	$113,539	$26,515	$12,005

Liquidity and Capital Resources

Our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, are funded from operations or from borrowings under our senior secured credit facility described below. Our cash is currently managed on a worldwide basis.

Our balance sheet reflects cash and cash equivalents of $855.6 million at September 30, 2010 and $237.0 million at December 31, 2009. Included in the September 30, 2010 cash and cash equivalents balance is $350.2 million of funds representing amounts equal to the face value of tickets sold on behalf of clients, or client funds. The Company does not utilize client funds for its own financing or investing activities as the amounts are payable to clients. Our balance sheet reflects current and long-term debt of $1.737 billion at September 30, 2010 and $740.1 million at December 31, 2009. Our weighted-average cost of debt, excluding the debt discount on our term loan and convertible notes and the debt premium on our 10.75% senior notes, was 6.0% at September 30, 2010.

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

During the first five and one-quarter years after the closing date, we are required to make quarterly payments on the term loan A at a rate ranging from 5% of the original principal amount in the first year of the facility to 40% in the last half-year of the facility. During the first six and one-quarter years after the closing date, we are required to make quarterly amortization payments on the term loan B at a rate of 0.25% of the original principal amount thereof. We are also required to make mandatory prepayments of the loans under the Credit Agreement, subject to specified exceptions, from excess cash flow, and with the proceeds of asset sales, debt issuances and specified other events.

Borrowings on the May 2010 senior secured credit facility were primarily used to repay the borrowings under ours and Ticketmaster’s existing credit facilities, convert existing preferred stock of one of our subsidiaries into the right to receive a cash payment and settle this obligation, pay related fees and expenses and for general corporate purposes. During the nine months ended September 30, 2010, we made principal payments totaling $6.5 million on these term loans. Our revolving credit facility had not been drawn on as of September 30, 2010. At September 30, 2010, the outstanding balances on the term loans and revolving credit facility were $889.8 million and zero, respectively. Based on our letters of credit of $43.8 million, $256.2 million was available for future borrowings.

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

Borrowings on the 8.125% senior notes were primarily used to partially repay the borrowings under ours and Ticketmaster’s existing credit facilities. During the nine months ended September 30, 2010, we made no principal payments on these senior notes. At September 30, 2010, the outstanding balance on the 8.125% senior notes was $250.0 million.

Debt Covenants

Our senior secured credit facility, which was entered into in May 2010, contains a number of covenants and restrictions that, among other things, requires us to satisfy certain financial covenants and restricts our and our subsidiaries’ ability to incur additional debt, make certain investments and acquisitions, repurchase our stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets, merge or consolidate, and pay dividends and make distributions (with the exception of subsidiary dividends or distributions to the parent company or other subsidiaries on at least a pro-rata basis with any noncontrolling interest partners). Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the credit facility becoming immediately due and payable. The senior secured credit facility agreement has two covenants measured quarterly starting June 30, 2010 that relate to total leverage and interest coverage. The consolidated total leverage covenant requires us to maintain a ratio of consolidated total debt to consolidated EBITDA (both as defined in the senior secured credit facility agreement) of less than 4.9x over the trailing four consecutive quarters. The total leverage ratio will reduce to 4.5x on September 30, 2011, 4.0x on September 30, 2012,

3.75x on September 30, 2013 and 3.5x on March 31, 2015. The consolidated interest coverage covenant requires us to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense (both as defined in the senior secured credit facility agreement) of 2.5x over the trailing four consecutive quarters. The interest coverage will increase to 2.75x on September 30, 2011, and 3.0x on September 30, 2012.

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

As of September 30, 2010, we believe we were in compliance with all of our debt covenants. We expect to remain in compliance with all of our debt covenants throughout 2010.

Guarantees of Third-Party Obligations

As of September 30, 2010, we guaranteed the debt of third parties of approximately $3.5 million primarily related to maximum credit limits on employee and tour-related credit cards and guarantees of bank lines of credit of a nonconsolidated affiliate and a third-party promoter.

Uses of Cash

Acquisitions

During the nine months ended September 30, 2010, our cash increased by $618.7 million from acquisitions in our Concerts, Ticketing, Artist Nation and eCommerce segments, primarily due to the stock for stock merger with Ticketmaster in January 2010. When we make acquisitions, the acquired entity may have cash on its balance sheet at the time of acquisition. All amounts discussed in this section are presented net of any cash acquired.

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

Our capital expenditures, including accruals but excluding expenditures funded by outside parties such as insurance companies and landlords, consisted of the following:

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Maintenance capital expenditures	$29,987	$13,934
Revenue generating capital expenditures	18,600	25,424

Total capital expenditures	$48,587	$39,358

Maintenance capital expenditures during the first nine months of 2010 increased from the same period of the prior year primarily due to our Merger.

Revenue generating capital expenditures during the first nine months of 2010 decreased from the same period of the prior year primarily due to the 2009 development and renovation of various venues including a House of Blues club in Boston, the Gibson Amphitheater in California and the AMG venue expansion in Birmingham.

We currently expect capital expenditures to be approximately $85.0 million for the full year 2010, with approximately $50.0 million of that amount expected to be spent on maintenance capital projects.

Contractual Obligations

In May 2010, we replaced our existing senior secured credit facilities, including the Ticketmaster senior secured credit facility, by entering into a credit agreement that provides for $1.2 billion in credit facilities and we also issued $250 million of 8.125% senior notes due 2018 (see Note 5—Long-Term Debt in the notes to our Consolidated Financial Statements for further discussion of our debt). The scheduled maturities of our outstanding long-term debt as of September 30, 2010 are as follows:

	Payments Due by Period
	Total	2010	2011-2012	2013-2014	2015 and thereafter
	(in thousands)
Long-term debt obligations, including current maturities:
Term loans and revolving credit facility	$893,500	$3,250	$34,750	$48,500	$807,000
8.125% senior notes	250,000	-	-	-	250,000
10.75% senior notes	286,980	-	-	-	286,980
2.875% convertible senior notes	220,000	-	-	220,000	-
Other long-term debt	112,185	30,825	40,222	23,390	17,748
Redeemable preferred stock	-	-	-	-	-
Estimated interest payments (1)	629,631	38,553	198,749	190,279	202,050

Total	$2,392,296	$72,628	$273,721	$482,169	$1,563,778

(1)	Includes interest on the 2.875% convertible senior notes through July 2014. Excludes interest on the outstanding revolver balance which was zero at September 30, 2010.

Other than the changes to our debt structure described above, there have been no material changes in our contractual obligations other than in the ordinary course of business since the end of fiscal year 2009. Please see our 2009 Annual Report on Form 10-K filed with the SEC on February 25, 2010, as amended by our Form 10-K/A filed with the SEC on April 30, 2010.

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

Cash Flows

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Cash provided by (used in):
Operating activities	$13,706	$74,581
Investing activities	$537,798	$(46,697)
Financing activities	$67,389	$1,910

Operating Activities

Cash provided by operations was $13.7 million for the nine months ended September 30, 2010, compared to $74.6 million for the nine months ended September 30, 2009. The $60.9 million decrease in cash provided by operations resulted primarily from changes in the event-related operating accounts which are dependent on the timing of ticket sales along with the size and number of events for upcoming periods partially offset by the increase in the cash-related portion of net income. During the first nine months of 2010, we paid more accrued event-related expenses as compared to the same period of 2009 resulting in a decrease to cash provided by operations.

Investing Activities

Cash provided by investing activities was $537.8 million for the nine months ended September 30, 2010, compared to cash used in investing activities of $46.7 million for the nine months ended September 30, 2009. The $584.5 million increase in cash provided by investing activities is primarily due to cash acquired in the Merger.

Financing Activities

Cash provided by financing activities was $67.4 million for the nine months ended September 30, 2010, compared to $1.9 million for the nine months ended September 30, 2009. The $65.5 million increase in cash provided by financing activities was primarily a result of net proceeds received in 2010 from the issuance of $250 million of 8.125% senior notes and our new senior secured credit facility, after repayment of the borrowings under the Live Nation and Ticketmaster credit facilities, payment of debt issuance costs as well as the redemption of preferred stock, as compared to lower overall net borrowings in the same period of the prior year.

Seasonality

Our Concerts and Artist Nation segments typically experience higher operating income in the second and third quarters as our outdoor venues and international festivals are primarily used or occur during May through September, while domestic ticket sales in our Ticketing segment for concerts and sporting events are generally earned in the first and second quarters of the year. Generally, international ticketing revenues and operating income are highest in the fourth quarter of the year, earned primarily through concert ticket sales. In addition, the timing of tours of top-grossing acts can impact comparability of quarterly results year over year, although annual results may not be impacted. Our Ticketing segment sales are impacted by fluctuations in the availability of events for sale to the public, which vary depending upon scheduling by our clients.

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

Foreign Currency Risk

We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported operating income of $79.1 million for the nine months ended September 30, 2010. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the nine months ended September 30, 2010 by $7.9 million. As of September 30, 2010, our primary foreign exchange exposure included the Euro, British Pound and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities.

We primarily use forward currency contracts in addition to options to reduce our exposure to foreign currency risk. The principal objective of such contracts is to minimize the risks and/or costs associated with short-term artist fee commitments. In certain limited instances, we also enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on short-term intercompany loans payable to certain international subsidiaries and on forecasted operating income. At September 30, 2010, we had forward currency contracts outstanding with a notional amount of $76.9 million.

Interest Rate Risk

Our market risk is also affected by changes in interest rates. We had $1.737 billion total debt, net of unamortized discounts and premiums, outstanding as of September 30, 2010. Of the total amount, taking into consideration existing interest rate hedges, we have $920.5 million of fixed-rate debt and $816.6 million of floating-rate debt.

Based on the amount of our floating-rate debt as of September 30, 2010, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $2.0 million when the floor rate is not applicable. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of September 30, 2010 with no subsequent change in rates for the remainder of the period.

At September 30, 2010, we have one interest rate cap agreement that is designated as a cash flow hedge for accounting purposes. The interest rate cap had a notional amount of $97.5 million at September 30, 2010, to limit our cash flow exposure to an interest rate of 4% per annum. This agreement expires on June 30, 2013. The fair value of this agreement at September 30, 2010 was an asset of $0.1 million. This agreement was put in place to reduce the variability of a portion of the cash flows from the interest payments related to the May 2010 senior secured credit facility. The original terms of the May 2010 senior secured credit facility require one or more interest rate protection agreements, with an effect of fixing or limiting the interest costs, for at least 50% of the consolidated total funded debt at the closing date for at least three years. Upon the execution of this interest rate cap agreement, the existing interest rate protection agreements fully met this requirement.

Through our AMG subsidiary, we have an interest rate swap agreement with a $15.9 million aggregate notional amount that effectively converts a portion of our floating-rate debt to a fixed-rate basis. This agreement expires in January 2015. Also, in connection with the financing of the redevelopment of the O2 Dublin, we have an interest rate swap agreement with a notional amount of $16.1 million that expires in December 2013 effectively converting a portion of our floating-rate debt to a fixed-rate basis. These interest rate swap agreements have not been designated as hedging instruments. Therefore, any change in fair value is recorded in earnings during the period of the change.

We currently have 2.875% convertible senior notes due 2027 with a principal amount of $220.0 million. Beginning with the period commencing on July 20, 2014 and ending on January 14, 2015, and for each of the interest periods commencing thereafter, we will pay contingent interest on the notes if the average trading price of the notes during the five consecutive trading days ending on the second trading day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the notes. The contingent interest payable per note will equal 0.25% per year of the average trading price of such note during the applicable five trading-day reference period, payable in arrears.

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is as follows:

Nine Months Ended September 30,		Year Ended December 31,
2010	2009	2009	2008	2007	2006
*	*	*	*	*	*

*

For the nine months ended September 30, 2010 and 2009, fixed charges exceeded earnings from continuing operations before income taxes and fixed charges by $57.8 million and $39.2 million, respectively. For the years ended December 31, 2009, 2008, 2007 and 2006, fixed charges exceeded earnings from continuing operations before income taxes and fixed charges by $116.5 million, $358.6 million, $45.8 million and $30.0 million, respectively.

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

Stock-Based Compensation

As of September 30, 2010, there was $106.2 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements for stock options, restricted stock awards and restricted stock units. This cost is expected to be recognized over the next four years.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

In June 2009, the FASB issued guidance to determine when a variable interest entity should be consolidated. Along with other accounting and disclosure requirements, the pronouncement replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. We adopted this guidance on January 1, 2010 and are applying the requirements prospectively. Our adoption of the variable interest entity guidance did not have a material impact on our financial position or results of operations.

In January 2010, the FASB issued amended guidance for improving disclosures about fair value measurements. This updated guidance requires: (i) disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and (ii) presentation of activities within the Level 3 rollforward reconciliation on a gross basis. In addition, the updated guidance requires the following clarifications regarding existing disclosures: (i) a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities and (ii) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. With the exception of the requirement related to presentation of the activities within the Level 3 rollforward reconciliation, which is effective for fiscal years beginning after December 15, 2010, we adopted this updated guidance on January 1, 2010 and have included the required disclosures in our consolidated financial statements.

Recently Issued Pronouncements

In October 2009, the FASB issued guidance on multiple-deliverable revenue arrangements which requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. This guidance eliminates the use of the residual method of allocation and requires allocation using the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. The guidance is effective for fiscal years beginning on or after June 15, 2010. We will adopt the guidance on January 1, 2011 and apply it prospectively. The adoption of this guidance is not expected to have a material effect on our financial position or results of operations.

In July 2010, the FASB issued guidance requiring an entity to provide a greater level of disaggregated information about the credit quality of financing receivables and its allowance for credit losses. The guidance also requires new disclosures about credit quality indicators, past-due information and modifications of financing receivables. The guidance is effective for the first interim or annual reporting period ending on or after December 15, 2010. We will adopt this guidance on December 31, 2010 and apply it prospectively and will include the required disclosures.

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

There have been no changes to our critical accounting policies during the nine months ended September 30, 2010.

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

Based on their evaluation as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Live Concert Antitrust Litigation

We were a defendant in a lawsuit filed by Malinda Heerwagen in June 2002 in U.S. District Court. The plaintiff, on behalf of a putative class consisting of certain concert ticket purchasers, alleged that anti-competitive practices for concert promotion services by us nationwide caused artificially high ticket prices. In August 2003, the District Court ruled in our favor, denying the plaintiff’s class certification motion. The plaintiff appealed to the U.S. Court of Appeals. In January 2006, the Court of Appeals affirmed, and the plaintiff then dismissed her action that same month. Subsequently, twenty-two putative class actions were filed by different named plaintiffs in various U.S. District Courts throughout the country, making claims substantially similar to those made in the Heerwagen action, except that the geographic markets alleged are regional, statewide or more local in nature, and the members of the putative classes are limited to individuals who purchased tickets to concerts in the relevant geographic markets alleged. The plaintiffs seek unspecified compensatory, punitive and treble damages, declaratory and injunctive relief and costs of suit, including attorneys’ fees. We have filed our answers in some of these actions and have denied liability. In April 2006, granting our motion, the Judicial Panel on Multidistrict Litigation transferred these actions to the U.S. District Court for the Central District of California for coordinated pre-trial proceedings. In June 2007, the District Court conducted a hearing on the plaintiffs’ motion for class certification, and also that month the Court entered an order to stay all proceedings pending the Court’s ruling on class certification. In October 2007, the Court granted the plaintiffs’ motion and certified classes in the Chicago, New England, New York/New Jersey, Colorado and Southern California regional markets. In November 2007, the Court extended its stay of all proceedings pending further developments in the U.S. Court of Appeals for the Ninth Circuit. In February 2008, we filed with the District Court a Motion for Reconsideration of its October 2007 class certification order. In October 2010, the District Court denied our Motion for Reconsideration and lifted the stay of all proceedings. We intend to vigorously defend all claims in all of the actions.

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

The plaintiff filed a class certification motion in August 2009, which Ticketmaster opposed. In February 2010, the Court granted certification of a class on the first two causes of action, which allege that Ticketmaster misrepresents/omits the fact of a profit component in its UPS and order processing fees. The class would consist of California consumers who purchased tickets through Ticketmaster’s website from 1999 to present. The Court denied certification of a class on the third and fourth causes of action, which allege that Ticketmaster’s UPS and order processing fees are unconscionably high. In March 2010, Ticketmaster filed a Petition for Writ of Mandate with the California Court of Appeal, and plaintiffs also filed a motion for reconsideration of the Superior Court’s class certification order. In April 2010, the Superior Court denied plaintiffs’ Motion for Reconsideration of the Court’s class certification order, and the Court of Appeal denied Ticketmaster’s Petition for Writ of Mandate. In June 2010, the Court of Appeal granted the plaintiffs’ Petition for Writ of Mandate and ordered the Superior Court to vacate its February 2010 order denying plaintiffs’ motion to certify a national class and enter a new order granting plaintiffs’ motion to certify a nationwide class on the first two claims. In September 2010, Ticketmaster filed its Motion for Summary Judgment on all causes of action in the Superior Court, and that same month plaintiffs filed their Motion for Summary Adjudication of various affirmative defenses asserted by Ticketmaster. In November 2010, Ticketmaster filed their Motion to Decertify Class. We intend to vigorously defend the action.

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

Litigation Relating to the Merger of Live Nation and Ticketmaster

Ticketmaster and their Board of Directors were named as defendants in a pair of lawsuits filed in February 2009 in the Superior Court of California challenging the Merger. These actions were consolidated by court order in March 2009. The consolidated complaint, as amended, generally alleges that Ticketmaster and its directors breached their fiduciary duties by entering into the Merger Agreement without regard to the fairness of its terms to the Ticketmaster stockholders and in return for illicit payments of “surplus” Live Nation stock. It also alleges that the joint proxy statement/prospectus of Live Nation and Ticketmaster contained material omissions and misstatements. The plaintiffs moved for a preliminary injunction barring the completion of the Merger in December 2009, which motion was denied at a hearing held later that month. The Ticketmaster and Live Nation stockholders each approved the Merger in January 2010, and the Merger was consummated later that same month. The plaintiffs continue to prosecute the case, now seeking compensatory damages, attorneys’ fees and expenses. The Ticketmaster defendants have answered the complaint, denying its allegations and asserting defenses. In April 2010, the parties reached a settlement which the court preliminarily approved in July 2010.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

		Incorporated by Reference					Filed Here with
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By
2.1	Agreement and Plan of Merger, dated February 10, 2009, between Ticketmaster Entertainment, Inc. and Live Nation, Inc.	8-K	001-32601	2.1	2/13/2009	Live Nation Entertainment, Inc.
10.1	Amendment No. 1 to the Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan						X
31.1	Certification of Chief Executive Officer.						X
31.2	Certification of Chief Financial Officer.						X
32.1	Section 1350 Certification of Chief Executive Officer.						X
32.2	Section 1350 Certification of Chief Financial Officer.						X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 4, 2010.

LIVE NATION ENTERTAINMENT, INC.

By:	/S/ BRIAN CAPO
Brian Capo
Chief Accounting Officer

EXHIBIT INDEX

		Incorporated by Reference					Filed Here with
Exhiibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By
2.1	Agreement and Plan of Merger, dated February 10, 2009, between Ticketmaster Entertainment, Inc. and Live Nation, Inc.	8-K	001-32601	2.1	2/13/2009	Live Nation Entertainment, Inc.
10.1	Amendment No. 1 to the Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan						X
31.1	Certification of Chief Executive Officer.						X
31.2	Certification of Chief Financial Officer.						X
32.1	Section 1350 Certification of Chief Executive Officer.						X
32.2	Section 1350 Certification of Chief Financial Officer.						X