Form 10-K
period 2010-12-31
Live Nation Entertainment, Inc.
filed 2011-02-28
CIK 1335258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010,

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

On June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock beneficially held by non-affiliates of the registrant was approximately $1.2 billion. (For purposes hereof, directors, executive officers and 10% or greater stockholders have been deemed affiliates).

On February 22, 2011, there were 181,677,930 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 2,339,524 shares of unvested restricted stock awards and excluding 772,743 shares held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

LIVE NATION ENTERTAINMENT, INC.

LIVE NATION ENTERTAINMENT, INC.

GLOSSARY OF KEY TERMS

ADA	Americans with Disabilities Act of 1990
AEG	Anschutz Entertainment Group
AMG	Academy Music Holdings Limited Group
AOI	Adjusted operating income (loss)
Azoff Trust	The Azoff Family Trust of 1997, of which Irving Azoff is co-Trustee
Brand New Live	Brand New Live B.V.
Clear Channel	Clear Channel Communications, Inc.
Comcast	Comcast-Spectacor, L.P.
Company	Live Nation Entertainment, Inc. and subsidiaries
CPI	Concert Productions International
CPI Companies	CPI and related companies and subsidiaries
CTS	CTS Eventim AG
DDA	United Kingdom’s Disability Discrimination Act 1995
De-Lux	De-Lux Merchandise Company Limited
DF Concerts	DFC Holdings Limited
DOJ	United States Department of Justice
Dominion	Dominion Theatre Investments Limited
F&P Italia	Friends & Partners Italia S.r.l.
FASB	Financial Accounting Standards Board
FCPA	Foreign Corrupt Practices Act
FLMG	FLMG Holdings Corp., a wholly-owned subsidiary of Live Nation
FTC	Federal Trade Commission
Front Line	Front Line Management Group, Inc.
GAAP	United States Generally Accepted Accounting Principles
Gellman	Gellman Management LLC
Get Live 2	Get Live 2 S.r.l.
HOB	HOB Entertainment, Inc.
IAC	IAC/InterActiveCorp
IRS	United States Internal Revenue Service
KSC	KSC Consulting (Barbados) Inc.
Liberty Media	Liberty Media Corporation
Live in Italy	Live s.r.l.
Live Nation	Live Nation Entertainment, Inc., formerly known as Live Nation, Inc., and subsidiaries
LN—Haymon	Live Nation—Haymon Ventures, LLC
Luger	Lugerinc. AB
Mean Fiddler	Mean Fiddler Music Group, PLC
Merger	Merger between Live Nation, Inc. and Ticketmaster Entertainment, Inc. announced in February 2009 and consummated in January 2010
Merger Agreement	Agreement and Plan of Merger, dated February 10, 2009 and consummated on January 25, 2010, between Live Nation, Inc. and Ticketmaster Entertainment, Inc.
Mirage	Mirage Promotions FZ-LLC
MLK	Marek Lieberberg Konzertagentur
Moondog	Moondog Entertainment AB
OCI	Other comprehensive income (loss)
Paciolan	Paciolan, Inc.
Parcolimpico	Parcolimpico S.r.l.
SEC	United States Securities and Exchange Commission
Separation	The contribution and transfer by Clear Channel of substantially all of its entertainment assets and liabilities to Live Nation
Spincos	Collective referral to Ticketmaster and other companies spun off from IAC on August 20, 2008
Tecjet	Tecjet Limited
Ticketmaster

For periods prior to May 6, 2010, Ticketmaster means Ticketmaster
Entertainment LLC and its predecessor companies (including
without limitation Ticketmaster Entertainment, Inc.); for periods on and after May 6, 2010, Ticketmaster means the Ticketmaster
ticketing business of the Company

Ticketnet	Ticketnet S.A.
TicketsNow	TNow Entertainment Group, Inc.

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

Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth under Item 1A.—Risk Factors as well as other factors described herein or in our quarterly and other reports we file with the SEC (collectively, “cautionary statements”). Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. We do not intend to update these forward-looking statements, except as required by applicable law.

ITEM 1.	BUSINESS

Our Company

We believe that we are the largest live entertainment company in the world connecting approximately 200 million fans to over 100,000 events in approximately 40 countries.

We believe we are the largest producer of live music concerts in the world, based on total attendance at Live Nation events as compared to events of other promoters, connecting more than 47 million fans to over 21,000 events for over 2,300 artists in 2010. Globally, Live Nation owns, operates, has booking rights for and/or has an equity interest in 128 venues, including House of Blues ® music venues and prestigious locations such as The Fillmore in San Francisco, the Hollywood Palladium, the Heineken Music Hall in Amsterdam and the O2 Dublin.

We believe we are the world’s leading live entertainment ticketing sales and marketing company, based on the number of tickets sold. Ticketmaster provides ticket sales, ticket resale services, marketing and distribution globally through www.ticketmaster.com, numerous retail outlets and worldwide call centers. Established in 1976, Ticketmaster serves clients worldwide across multiple event categories, providing exclusive ticketing services for leading arenas, stadiums, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters.

We believe we are one of the world’s leading artist management companies based on the number of artists represented. Front Line and their affiliates manage musical artists and acts primarily in rock, classic rock, pop and country music genres. As of December 31, 2010, Front Line had approximately 250 artists on its rosters and over 90 managers providing services to artists.

We believe the Company’s global network is the world’s largest music marketing network for corporate brands and includes one of the world’s top five ecommerce websites, based on comparison of leading internet retailers. In 2010, the Company drove over 26 million monthly unique visitors to www.livenation.com and www.ticketmaster.com and our other online properties.

Our principal executive offices are located at 9348 Civic Center Drive, Beverly Hills, California 90210 (telephone: 310-867-7000). Our principal website is www.livenation.com. Live Nation is listed on the New York Stock Exchange, trading under the symbol “LYV”.

Our Strategy

Our strategy is to expand our presence in the world’s largest markets and leverage our leadership position in live entertainment and ecommerce to sell more tickets and grow our revenue streams surrounding the ticket purchase and live event. We pay artists, venues and teams to secure content and tickets and we provide the best access for fans to buy those tickets. Our business is converging around the online ticket purchase as a result of digital advances and our ability to aggregate and innovate how we deliver everything relevant about the artist, event and venue via one location.

Our core businesses surrounding the live event include ticketing and ecommerce, artist management, sponsorship and onsite ancillary spend. We believe our focus on growing these businesses will increase stockholder value as we increase our exposure to higher margin revenue streams. We are also strengthening our core operations by expanding into top global markets and optimizing our cost structure. We will continue to execute on this strategy through pursuing the objectives listed below.

•

Expand Ticketing and Online Services. Our goal is to strengthen our direct relationship with fans online through our leading live entertainment and ticketing destination websites: www.livenation.com and www.ticketmaster.com. Livenation.com offers an extensive inventory of live concerts, tickets and related products. Ticketmaster.com is the leading ticketing website and one of the world’s top five ecommerce sites and provides information about live events in the music, sports, theater and family categories and access to tickets for these events. We plan on growing our websites by improving the online fan experience, enhancing the ticket purchasing process, introducing upsell opportunities and generating additional revenue from online advertising and the sale of other goods and services. We plan on improving our ticketing software system over the next few years in order to strengthen the functionality of our system and give our clients a better overall experience. We are also developing systems and products that will leverage our extensive data on fan purchasing behaviors to help our clients sell more tickets.

•

Improve the Profitability of Our Live Event Business. We are seeking to improve the profitability of our core live event operations by lowering discretionary fixed costs, reducing event expenses, improving the price scaling of tickets and increasing ancillary sales per fan at all events and at all venues which we operate.

•

Grow Sponsorships. Our goal is to expand and develop new relationships with corporate sponsors by providing targeted strategic programs that deliver more value to the sponsor through our unique relationship with fans and artists, our distribution network of venues and our extensive ticketing operations and online presence.

•

Expand our Global Platform. We will selectively expand our business into top music markets and population centers around the world. Our focus internationally is on increasing our promoter and festival presence, extending our ticketing services and expanding our artist management. In North America, we continue to look for key opportunities for operation of strategic venues, to grow our festival presence and to expand through strategic partnerships.

Our Assets

We believe we have a unique portfolio of assets that is unmatched in the live entertainment industry.

•

Fans. During 2010, our events were attended by over 47 million live music fans. Our database provides us with the means to efficiently market our shows to these fans as well as offer them other music-related products and services. This database is an invaluable asset that we are able to use to service our artists and corporate clients.

•

Artists. We have extensive relationships with artists ranging from those acts that are just beginning their careers to established superstars. In 2010, we promoted shows or tours for approximately 2,300 artists globally. In addition, through our artist management companies, we manage approximately 250 artists. We believe our artist relationships are a competitive advantage and will help us pursue our strategy to develop additional ancillary revenue streams around the ticket purchase, live event and the artists themselves.

•

Online Services and Ticketing. We own and operate various branded websites, both in the United States and abroad, which are customized to reflect services offered in each jurisdiction. Our primary online websites, www.livenation.com and www.ticketmaster.com, together with our branded ticketing websites, are designed to promote ticket sales for live events and to disseminate event and related merchandise information online. Fans can access www.livenation.com and www.ticketmaster.com directly, from affiliated websites and through numerous direct links from banners and event profiles hosted by approved third party websites.

•

Distribution Network. We believe that our global distribution network of promoters, venues and festivals provides us with a strong position in the live concert industry. We believe we have one of the largest global networks of live entertainment businesses in the world, with offices in 76 cities in North America and a total of 22 countries worldwide. In addition, we own, operate, have booking rights and/or have an equity interest in 128 venues located across six countries as of the end of 2010, making us, we believe, the second largest operator of music venues in the world. We also believe that we produce one of the largest networks of music festivals in the world with almost 30 festivals globally. In addition, we believe that our global ticketing services distribution network with one of the largest ecommerce sites on the internet, approximately 7,100 independent sales outlets and 18 worldwide call centers, serving more than 11,000 clients worldwide makes us the largest ticketing network in the industry.

•

Sponsors. We employed a sales force of approximately 200 people that worked with approximately 800 sponsors during 2010, through a combination of local venue related deals and national deals, both in North America and internationally. Our sponsors include some of the most well-recognized national and global brands including O2, State Farm, Red Bull and Coca-Cola.

•

Employees. At December 31, 2010, we employed approximately 6,500 full-time employees who are dedicated to providing first-class service to our artists, fans, ticketing venue clients and corporate sponsors. Many of our employees have decades of experience in promoting and producing live concerts, ticketing operations, sales and marketing, artist management and live event venue management.

Our History

We were incorporated in Delaware on August 2, 2005 in preparation for the spin-off of substantially all of Clear Channel’s entertainment assets and liabilities. The Separation was completed on December 21, 2005, at which point we became a publicly traded company on the New York Stock Exchange trading under the symbol “LYV”.

Our Merger with Ticketmaster

On January 25, 2010, we and Ticketmaster completed our Merger. As part of the Merger, Ticketmaster stockholders received 1.4743728 shares of Live Nation common stock for each share of Ticketmaster common stock they owned. Effective on the date of the Merger, Ticketmaster became a wholly-owned subsidiary of Live Nation named Ticketmaster Entertainment LLC and Live Nation, Inc. changed its name to Live Nation Entertainment, Inc. Subsequently, in connection with certain financing transactions completed on May 6, 2010, Ticketmaster was merged into the Company and the separate corporate existence of Ticketmaster ceased.

Under the terms of the agreement reached with the DOJ in connection with obtaining regulatory clearance for the Merger, we agreed to divest one of our ticketing subsidiaries, Paciolan, and to license the Ticketmaster ticketing system to AEG for a period of up to five years, in addition to other terms intended to protect competitive conditions in ticketing and promotions. In March 2010, we sold Paciolan to Comcast.

Our Industry

We operate in four main industries within the live entertainment business, including live music events, ticketing software and services, artist management and artist services and venue operations.

The live music industry includes concert promotion and/or production of music tours. Typically, to initiate live music events or tours, booking agents directly contract with performers to represent them for defined periods. Booking agents then contact promoters, who will contract with them or directly with performers to arrange events. Booking agents generally receive fixed or percentage fees from performers for their services. Promoters earn revenue primarily from the sale of tickets. Performers are paid by the promoter under one of several different formulas, which may include fixed guarantees and/or a percentage of ticket sales or event profits. In addition, promoters may also reimburse performers for certain costs of production, such as sound and lights. Under guaranteed payment formulas, promoters assume the risks of unprofitable events. Promoters may renegotiate lower guarantees or cancel events because of insufficient ticket sales in order to reduce their losses. Promoters can also reduce the risk of losses by entering into global or national touring agreements with performers and including the right to offset lower performing shows against higher performing shows on the tour in the determination of overall artist fees.

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

Ticketing services include the sale of tickets primarily through online channels but also through phone, outlet and box office channels. Ticketing companies will contract with venues and/or promoters to sell tickets to events over a period of time, generally three to five years. The ticketing company does not set ticket prices or seating charts for events as this information is given to them by the venue and/or promoter in charge of the event. The ticketing company generally gets paid a fixed fee per ticket sold or a percentage of the total ticket service charges. Venues will often also sell tickets through a local box office at the venue using the ticketing company’s technology; on these box office tickets, the ticketing company will generally not earn a fee. The ticketing company receives the cash for the ticket sales and related service charges at the time the ticket is sold and periodically remits these receipts to the venue and/or promoter after deducting their fee. As ticket purchases increase, related ticketing operating income generally increases as well.

Ticketing “resale” services refers to the sale of tickets by a holder who originally purchased the tickets from a venue, promoter or other entity, or a ticketing services provider selling on behalf of a venue, promoter or other entity. Generally, the ticket reseller is paid a service charge when the ticket is resold and the negotiated ticket value is paid to the holder.

Artist services primarily provides management services to music recording artists in exchange for a commission on the earnings of these artists. The artist manager negotiates on behalf of the artist and is paid a fee, generally as a percentage of the artist’s earnings. Artist services also sells merchandise associated with musical artists at live musical performances, to retailers and directly to consumers via the internet and also sells premium ticket packages. Artist services is highly seasonal, with profitability related to the timing of tours and merchandise sales. Peak seasons are typically in the summer and in the fall leading up to the holiday season.

The sponsorship and advertising industry within the live entertainment business involves the sale of international, national, regional and local advertising campaigns and promotional programs to a variety of companies desiring to advertise or promote their brand or product. The advertising campaigns typically include venue naming rights, on-site venue signage, online banner advertisements and exclusive partner rights in various categories such as beverage, hotel, and telecommunications. The promotional programs typically include event pre-sales and product on-site activation.

Our Business

We operate in five reportable business segments: Concerts, Ticketing, Artist Nation, eCommerce and Sponsorship. Prior to 2010, our reportable operating segments were North American Music, International Music and Ticketing. The Artist Nation segment is primarily made up of Front Line’s artist management and services businesses and our artist services business which was previously reported as a component of the North American Music segment. Information related to these operating segments and other operations for 2010, 2009 and 2008 is included in Note 18—Segment Data in the Notes to Consolidated Financial Statements in Item 8.

Concerts. Our Concerts segment principally involves the global promotion of live music events in our owned and/or operated venues and in rented third-party venues, the operation and management of music venues and the production of music festivals across the world. During 2010, our Concerts business generated approximately $3.4 billion, or 67.6%, of our total revenue. We promoted over 21,000 live music events in 2010, including artists such as U2, Roger Waters and Lady Gaga and through festivals such as Rock Werchter, Reading and Download. While our Concerts segment operates year-round, we experience higher revenue during the second and third quarters due to the seasonal nature of shows at our outdoor amphitheaters and international festivals, which primarily occur May through September.

As a promoter, we earn revenue primarily from the sale of tickets and pay performers under one of several formulas, including a fixed guaranteed amount and/or a percentage of ticket sales or event profits. For each event, we either use a venue we own and/or operate, or rent a third-party venue. Revenue is generally related to the number of events, volume of ticket sales and ticket prices. Event costs such as artist and production service expenses are included in direct operating expenses and are typically substantial in relation to the revenue. As a result, significant increases or decreases in promotion revenue do not typically result in comparable changes to operating income.

As a venue operator, we generate revenue primarily from the sale of food and beverages, parking, premium seating, rental income, venue sponsorships and ticket rebates or service charges earned on tickets sold through our internal ticketing operations for events we promote at our venues or by third parties under ticketing agreements. In our amphitheaters, the sale of food and beverages is outsourced and we receive a share of the net revenue from the concessionaire which is recorded in revenue with no significant direct operating expenses associated with it. Revenue generated from venue operations typically have a higher margin than promotion revenue and therefore typically have a more direct relationship to operating income.

As a festival operator, we typically book performers, secure festival sites, provide for third-party production services, sell tickets and advertise events to attract audiences. We also arrange for third-parties to provide operational services as needed such as concessions, merchandising and security. We earn revenue from the sale of tickets and typically pay performers a fixed guaranteed amount. We also earn revenue from the sale of food and beverages, camping fees, festival sponsorships and ticket rebates or service charges earned on tickets sold. For each event, we either use a festival site we own or rent a third-party festival site. Revenue is generally related to the number of events, volume of ticket sales and ticket prices. Event costs such as artist and production service expenses are included in direct operating expenses and are typically substantial in relation to the revenue. As a result, significant increases or decreases in festival promotion revenue do not typically result in comparable changes to operating income.

Ticketing. Our Ticketing segment is primarily an agency business that sells tickets for events on behalf of our clients and retains a convenience charge and order processing fee for our services. We sell tickets for our events and also for third-party clients including venues, promoters, sports leagues and teams, and museum and cultural institutions across multiple live event categories, providing exclusive ticketing services for leading arenas, stadiums, amphitheaters, music clubs, concert promoters, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters. We sell tickets through a combination of websites, ticket outlets and telephone services. During the year ended December 31, 2010, we sold 76%,15% and 9% of primary tickets through these channels, respectively. During 2010, our Ticketing business generated approximately $1.0 billion, or 20.5% of our total revenue. Through all of our ticketing services, we sold almost 120 million tickets in 2010 and sold an additional 112 million tickets through our venue clients’ box offices and season ticket sales.

Our ticketing sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon event scheduling by our clients. Generally, the first and second quarters of the year experience the highest domestic ticketing revenue, earned primarily in the concerts and sports categories. International revenue is generally the highest in the fourth quarter of the year, earned primarily in the concerts category.

We generally enter into written agreements with individual clients to provide primary ticketing services for specified multi-year periods, typically ranging from three to five years. Pursuant to these agreements, clients generally determine what tickets will be available for sale, when such tickets will go on sale to the public and what the ticket face price will be. Agreements with venue clients generally grant us the right to sell tickets for all events presented at the relevant venue for which tickets are made available to the general public. Agreements with promoter clients generally grant us the right to sell tickets for all events presented by a given promoter at any venue, unless that venue is already covered by an existing exclusive agreement with our ticketing business or another ticketing service provider. Under our exclusive contracts, clients may not utilize, authorize or promote the services of third-party ticketing companies or technologies while under contract with us. While we generally have the right to sell a substantial portion of our clients’ tickets, venue and promoter clients often sell and distribute group sales and season tickets in-house. In addition, under many written agreements between promoters and our clients, the client often allocates certain tickets for artist, promoter, agent and venue use and do not make those tickets available for sale by us. We also generally allow clients to make a certain limited number of tickets available for sale through fan clubs, or other similar clubs, from which we generally derive no revenue unless selected by the club to facilitate the sales. As a result, we do not sell all of our clients’ tickets and the amount of tickets that we sell varies from client to client and from event to event, and varies as to any single client from year to year.

We currently offer ticket resale services through TicketsNow (in the U.S. and Canada), our TicketExchange service and GET ME IN! (in the U.K). Through TicketsNow and GET ME IN!, we enter into listing agreements with ticket resellers to post ticket inventory for sale at a purchase price equal to a ticket resale price determined by the relevant ticket reseller, plus an amount equal to a percentage of the ticket resale price and a pre-determined service fee. We remit the reseller-determined ticket resale price to the ticket resellers and retain the remainder of the purchase price. While we do not generally acquire tickets for sale on our own behalf, we may do so from time to time on a limited basis. In addition to enabling premium primary ticket sales, the TicketExchange service allows consumers to resell and purchase tickets online for certain events that were initially sold for our venue clients in the U.S., Europe and Canada who elect to participate in the TicketExchange service. Sellers and buyers each pay a fee that has been negotiated with the relevant client, a portion of which is shared with the client.

Artist Nation. Our Artist Nation segment primarily provides management services to music recording artists in exchange for a commission on the earnings of these artists. Our Artist Nation segment also sells merchandise associated with musical artists at live musical performances, to retailers, and directly to consumers via the internet and provides other services to artists. During 2010, our Artist Nation business generated approximately $362 million, or 6.9%, of our total revenue. Revenue earned from our Artist Nation segment is impacted to a large degree by the touring schedules of the artists we represent. Generally, we experience higher revenue during the second and third quarters as the period from May through September tends to be a popular time for touring events.

eCommerce. Our eCommerce segment manages our consumer websites, www.livenation.com and www.ticketmaster.com. Through our websites, we sell tickets to our own events as well as tickets for our ticketing services clients and disseminate event and related merchandise information online. This segment records a fee per ticket that is paid to it by the Ticketing segment on every ticket sold online via www.livenation.com and www.ticketmaster.com in the U.S. and Canada. During 2010, our eCommerce business generated approximately $88 million, or 1.7%, of our total revenue.

Sponsorship. Our Sponsorship segment employs a sales force that creates and maintains relationships with sponsors, through a combination of strategic, international, national and local opportunities for businesses to reach customers through our concert, venue, artist relationship and ticketing assets. During 2010, our Sponsorship business generated approximately $162 million, or 3.2%, of our total revenue.

We believe that we have a unique opportunity to connect the music fan to corporate sponsors and therefore seek to optimize this relationship through strategic sponsorship programs. We continue to also pursue the sale of national and local sponsorships, both domestically and internationally, and placement of advertising, including signage and promotional programs. Many of our venues have venue naming rights sponsorship programs. We believe national and international sponsorships allow us to maximize our network of venues and to arrange multi-venue branding opportunities for advertisers. Our sponsorship programs include companies such as Starwood, Vodafone, Anheuser Busch, Coca-Cola, Citi® and American Express. Our local and venue-focused sponsorships include venue signage, promotional programs, on-site activation, hospitality and tickets, and are derived from a variety of companies across various industry categories.

Other. For 2010, our other businesses generated approximately $4 million, or less than one percent, of our total revenue.

2010 Acquisitions

Ticketmaster — In January 2010, we completed the merger of Ticketmaster, a global ticketing and artist services business including Front Line artist management, with and into a wholly-owned subsidiary of Live Nation pursuant to the Merger Agreement.

LN—Haymon — In April 2010, we acquired the remaining 49% interest in, and control of, Live Nation—Haymon Ventures, LLC, a promotion company for live music and boxing events in the U.S.

Main Square Festival — In July 2010, we acquired an additional 24.5% interest in Live Nation France Festivals, the producer of the Main Square Festival in Arras, France. Our total ownership percentage in Main Square Festival is now 75.5%.

Get Live 2 — In July 2010, we acquired an additional 83% interest in Get Live 2, a joint venture which owns Parcolimpico which manages venues and facilities in Turin, Italy. Our total ownership percentage is now 93%.

Live in Italy — In July 2010, we acquired Live in Italy, which promotes and sells mainly hard rock and metal live music events throughout central and northern Italy and also promotes the largest metal festival in Italy.

Three Six Zero Grp Limited — In July 2010, we acquired a 50% non-controlling interest in Three Six Zero Grp Limited, an artist management business based in London.

SME Entertainment Group — In September 2010, we acquired a 50% interest in SME Entertainment Group, a Los Angeles-based firm that provides talent and production services for corporate events, private parties and charity functions.

Rock, Paper, Photo — In September 2010, we acquired a 50% non-controlling interest in Rock, Paper, Photo LLC, a business which engages in selling high-end photography of music, sports and fashion-related personalities both online and through mobile galleries.

Mirage — In September 2010, we acquired an additional 17.3% interest in Live Nation Middle East FZ-LLC which was formerly known as Mirage. Our total ownership percentage is now 82.3%.

B.A.D. Management — In September 2010, we acquired a 40% interest in B.A.D. Management LLC, an artist management business based in Nashville, Tennessee.

Gellman — In October 2010, we acquired a 50% interest in Gellman Management LLC which is an artist management business based in the U.S.

AMD — In November 2010, we acquired an additional 30% interest in Amsterdam Music Dome Exploitatie B.V., or AMD. AMD will be the exclusive lessee of a music venue that is expected to open in 2011 in the Netherlands. Our total ownership percentage is now 81%.

Ticketnet — In November 2010, we acquired Ticketnet, the second largest ticket retailer in France. Ticketnet also sells tickets in Belgium and Luxembourg.

Career — In December 2010, we acquired the remaining 50% interest in Career Artist Management, LLC, which is located in Los Angeles, California.

Marcy Musik — In December 2010, we acquired Marcy Musik Management, an artist management business located in the U.S. which includes certain artist relationships.

2010 Divestitures

Paciolan — In March 2010, we sold Paciolan, a ticketing services and software provider that offers ticketing solutions for clients across North America.

Cirkus — In December 2010, we sold Cirkus, a music theater in Sweden.

Pleasure PAAS Party and Pleasure Magazine — In December 2010, we sold our event assets in the Netherlands for the Pleasure PAAS Party, an indoor Latin/salsa event, and the associated magazine.

Live Nation Venue Details

In the live entertainment industry, venues generally consist of:

•

Stadiums—Stadiums are multi-purpose facilities, often housing local sports teams. Stadiums typically have 30,000 or more seats. Although they are the largest venues available for live music, they are not specifically designed for live music. At December 31, 2010, we had booking rights to one stadium in North America.

•

Amphitheaters—Amphitheaters are generally outdoor venues with between 5,000 and 30,000 seats that are used primarily in the summer season. We believe they are popular because they are designed specifically for concert events, with premium seat packages and better lines of sight and acoustics. At December 31, 2010, we owned eight, leased 28, operated five and had booking rights for seven amphitheaters located in North America.

•

Arenas—Arenas are indoor venues that are used as multi-purpose facilities, often housing local sports teams. Arenas typically have between 5,000 and 20,000 seats. Because they are indoors, they are able to offer amenities that other similar-sized outdoor venues cannot, such as luxury suites and premium club memberships. As a result, we believe they have become increasingly popular for higher-priced concerts aimed at audiences willing to pay for these amenities. At December 31, 2010, we owned one, leased two, operated four and had booking rights for three arenas located in the United Kingdom, Ireland, The Netherlands, Italy and North America.

•

Music Theaters—Music theaters are indoor venues that are built primarily for music events. These venues typically have a capacity between 1,000 and 6,500. Because these venues have a smaller capacity than an amphitheater, they do not offer as much economic upside on a per show basis. However, because music theaters can be used year-round, unlike most amphitheaters, they can generate annual profits similar to those of an amphitheater. Music theaters represent less risk to concert promoters because they have lower fixed costs associated with hosting a concert and may provide a more appropriately-sized venue for developing artists and more artists in general. At December 31, 2010, we owned seven, leased 24, operated two, had booking rights for four and an equity interest in one music theater located in North America and the United Kingdom.

•

Clubs—Clubs are indoor venues that are built primarily for music events but may also include comedy clubs. These venues typically have a capacity of less than 1,000 and often without full fixed seating. Because of their small size, they do not offer as much economic upside, but they also represent less risk to a concert promoter because they have lower fixed costs associated with hosting a concert and also may provide a more appropriate size venue for developing artists. Clubs can also be used year-round and can therefore generate higher profits for the year, even though per show profits are lower. At December 31, 2010, we owned three, leased seven and had booking rights for three clubs in North America and the United Kingdom.

•

House of Blues—House of Blues venues are indoor venues that offer customers an integrated live music and dining experience. The live music halls are specially designed to provide optimum acoustics and typically can accommodate between 1,000 to 2,000 guests. A full-service restaurant and bar is located adjacent to the live music hall. We believe that the high quality of the food, service and atmosphere in our restaurants attracts customers to these venues independently from an entertainment event, and generates a significant amount of repeat business from local customers. At December 31, 2010, we owned two and leased ten House of Blues venues located in North America. One of the House of Blues venues is comprised of two buildings where we own one and lease the other. We have included this venue as an owned venue.

•

Festival Sites—Festival sites are outdoor locations used primarily in the summer season to stage day-long or multi-day concert events featuring several performers. Depending on the location, festival site capacities can range from 10,000 to 120,000. We believe they are popular because of the value provided to the fan by packaging several performers for a full-day or multi-day event. While festival sites only host a few events each year, they can provide higher operating income because we are able to generate income from many different services provided at the event and they have lower costs associated with producing the event and maintaining the site. At December 31, 2010, we owned four festival sites located in North America and the United Kingdom. One of the festival sites is comprised of two parcels of land where we own one and lease the other. We have included this site as owned.

•

Theatrical Theaters—Theatrical theaters are generally indoor venues that are built specifically for theatrical events, with substantial aesthetic and acoustic consideration. These venues typically have less than 5,000 seats. Additionally, given their size, they are able to host events aimed at niche audiences. At December 31, 2010, we leased one theatrical theater located in North America and operated one in Ireland.

Venues

At December 31, 2010, we owned, operated, had booking rights for and/or had an equity interest in the following domestic and international venues primarily used for music events:

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
NEW YORK, NY	1
PNC Bank Arts Center		Amphitheater	22-year lease that expires December 31, 2017	17,500
Nikon at Jones Beach Theater		Amphitheater	20-year license agreement that expires December 31, 2019	14,400
NYCB Theatre at Westbury		Music Theater	43-year lease that expires December 31, 2034	2,800
Irving Plaza		Club	10-year lease that expires October 31, 2016	1,000
Gramercy Theatre		Club	10-year lease that expires December 31, 2016	600
Roseland Ballroom		Club	Booking agreement	3,700
Foxwoods Theatre		Theatrical Theater	40-year lease that expires December 31, 2038	1,800
LOS ANGELES, CA	2
San Manuel Amphitheater		Amphitheater	25-year lease that expires June 30, 2018	65,000
Irvine Meadows/Verizon Wireless Amphitheater		Amphitheater	20-year lease that expires February 28, 2017	16,300
Gibson Amphitheatre at Universal CityWalk		Music Theater	15-year lease that expires September 9, 2014	6,200
Hollywood Palladium		Music Theater	20-year lease that expires January 31, 2027	3,500
The Wiltern		Music Theater	15-year lease that expires June 30, 2020	2,300
Avalon—Hollywood		Club	Booking agreement	1,400
House of Blues—Sunset Strip		House of Blues	10-year lease that expires May 10, 2012	1,000
House of Blues—Anaheim		House of Blues	5-year lease that expires January 31, 2016	1,000
CHICAGO, IL	3
First Midwest Bank Amphitheatre		Amphitheater	Owned	28,600
House of Blues—Chicago		House of Blues	Owned	1,300
PHILADELPHIA, PA	4
Susquehanna Bank Center		Amphitheater	31-year lease that expires September 29, 2025	25,000
Tower Theater		Music Theater	Owned	3,100
Theatre of the Living Arts		Club	Owned	800
Chestnut Street Theatre		Theatrical Theater	Currently not in operation	2,400
DALLAS—FORT WORTH, TX	5
The Gexa Energy Pavillion		Amphitheater	30-year lease that expires December 31, 2018	20,100
House of Blues—Dallas		House of Blues	15-year lease that expires April 30, 2022	1,600

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
SAN FRANCISCO— OAKLAND—SAN JOSE, CA	6
Shoreline Amphitheatre		Amphitheater	15-year lease that expires December 31, 2020	22,000
Sleep Train Pavilion at Concord		Amphitheater	4-year management agreement that expired December 31, 2010 (currently negotiating new terms)	12,500
Mountain Winery		Amphitheater	Booking agreement	1,800
The Fillmore		Music Theater	15-year lease that expires August 31, 2012	1,200
Nob Hill Masonic Auditorium		Music Theater	18-year lease that expires December 31, 2026	3,300
Punch Line Comedy Club—San Francisco		Club	5-year lease that expires September 15, 2011	500
Cobb’s Comedy Club		Club	10-year lease that expires October 31, 2015	200
BOSTON, MA	7
Comcast Center		Amphitheater	Owned	19,900
Bank of America Pavilion		Amphitheater	Indefinite license agreement that expires 18 months after notification that pier is to be occupied for water dependent use	4,900
House of Blues—Boston		House of Blues	20-year lease that expires February 28, 2029	2,400
ATLANTA, GA	8
Aaron’s Amphitheatre at Lakewood		Amphitheater	35-year lease that expires December 31, 2034	19,000
Chastain Park Amphitheatre		Amphitheater	10-year lease that expired December 31, 2010 (currently negotiating new terms)	6,400
The Tabernacle		Music Theater	20-year lease that expires January 31, 2018	2,500
WASHINGTON, DC	9
Jiffy Lube Live		Amphitheater	Owned	22,500
Warner Theatre		Music Theater	10-year lease that expires September 30, 2012	1,900
HOUSTON, TX	10
Cynthia Woods Mitchell Pavilion		Amphitheater	Booking agreement	16,500
Verizon Wireless Theater		Music Theater	15-year lease that expires December 31, 2012	2,900
House of Blues—Houston		House of Blues	10-year lease that expires October 31, 2018	1,500
DETROIT, MI	11
The Fillmore Detroit		Music Theater	15-year lease that expires January 31, 2018	2,900
Saint Andrews Hall		Club	Owned	800
PHOENIX, AZ	12
Cricket Wireless Pavilion		Amphitheater	60-year lease that expires June 30, 2049	20,000
Comerica Theatre		Music Theater	10-year lease that expires December 31, 2016	5,500

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
SEATTLE —TACOMA, WA	13
White River Amphitheatre		Amphitheater	25-year management agreement that expires October 31, 2027	20,000
Maryhill Winery		Music Theater	Booking agreement	4,000
TAMPA—ST PETERSBURG— SARASOTA, FL	14
1-800-ASK-GARY Amphitheatre at the Florida State Fairgrounds		Amphitheater	15-year lease that expires December 31, 2018	20,000
MIAMI—FT LAUDERDALE, FL	16
Bayfront Park Amphitheater		Amphitheater	10-year management agreement that expires December 31, 2018	5,000
Pompano Beach Amphitheater		Amphitheater	6-year management agreement that expires November 25, 2015	3,300
The Fillmore Miami Beach at the Jackie Gleason Theater		Music Theater	10-year management agreement that expires August 31, 2017	2,700
Revolution Live		Club	Booking agreement (currently negotiating new terms)	1,300
DENVER, CO	17
Comfort Dental Amphitheatre		Amphitheater	20-year lease that expires December 31, 2012	16,800
Fillmore Auditorium		Music Theater	Owned	3,600
CLEVELAND—AKRON, OH	18
Blossom Music Center		Amphitheater	15-year lease that expires October 31, 2014	19,600
Time Warner Cable Amphitheater at Tower City		Amphitheater	6-year lease that expires April 30, 2011	5,500
House of Blues—Cleveland		House of Blues	20-year lease that expires October 31, 2024	1,200
ORLANDO—DAYTON BEACH— MELBOURNE, FL	19
House of Blues—Orlando		House of Blues	15-year lease that expires September 1, 2012	2,100
SACRAMENTO— STOCKTON—MODESTA, CA	20
Sleep Train Amphitheatre		Amphitheater	Owned	18,500
Punch Line Comedy Club—Sacramento		Club	7-year lease that expires December 31, 2012	100
ST. LOUIS, MO	21
Verizon Wireless Amphitheater—St. Louis		Amphitheater	Owned	21,000
The Pageant		Music Theater	50% equity interest	2,300
CHARLOTTE, NC	23
Verizon Wireless Amphitheatre Charlotte		Amphitheater	Owned	18,800
Road Runner Mobile Amphitheatre		Amphitheater	10-year lease that expires June 12, 2019	5,000
The Fillmore Charlotte		Music Theater	10-year lease that expires June 12, 2019	2,000
PITTSBURGH, PA	24
First Niagara Pavilion		Amphitheater	45-year lease that expires December 31, 2035	23,100

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
RALEIGH—DURHAM, NC	25
Time Warner Cable Music Pavilion at Walnut Creek		Amphitheater	40-year lease that expires October 31, 2030	20,000
Raleigh Amphitheater		Amphitheater	Booking agreement	5,400
INDIANAPOLIS, IN	27
Verizon Wireless Music Center Indianapolis		Amphitheater	Owned	24,400
The Lawn at White River State Park		Amphitheater	Booking agreement	6,000
Murat Theatre at Old National Centre		Music Theater	50-year lease that expires September 4, 2045	2,500
SAN DIEGO, CA	28
Cricket Wireless Amphitheatre		Amphitheater	20-year lease that expires October 31, 2023	19,500
SDSU Open Air Theatre		Amphitheater	Booking agreement	4,800
Viejas Arena		Arena	Booking agreement	12,500
House of Blues—San Diego		House of Blues	15-year lease that expires May 31, 2020	1,100
HARTFORD—NEW HAVEN, CT	30
Comcast Theatre		Amphitheater	40-year lease that expires September 13, 2034	24,200
Rentchler Field		Stadium	Booking agreement	34,300
Mohegan Sun Arena		Arena	Booking agreement	9,000
Toyota Presents Oakdale Theatre		Music Theater	Owned	4,600
KANSAS CITY, MO	31
Starlight Theatre		Music Theater	Booking agreement	8,100
CINCINNATI, OH	33
Riverbend Music Center		Amphitheater	Booking agreement	20,500
PNC Pavilion		Amphitheater	Booking agreement	4,000
Bogart’s		Club	10-year lease that expires September 30, 2012	1,500
COLUMBUS, OH	34
Germain Amphitheater		Amphitheater	Currently not in operation	20,000
MILWAUKEE, WI	35
Alpine Valley Music Theatre		Amphitheater	21-year management agreement that expires December 31, 2019	35,300
SAN ANTONIO, TX	37
Selma Amphitheater		Amphitheater	Currently not in operation	19,300
WEST PALM BEACH— FORT PIERCE, FL	38
Cruzan Amphitheatre		Amphitheater	10-year lease that expires December 31, 2015	19,300
BIRMINGHAM, AL	40
Verizon Wireless Music Center Birmingham		Amphitheater	Owned	10,600
LAS VEGAS, NV	42
Pearl Concert Theater at Palms Casino Resort		Music Theater	Booking agreement	2,500
House of Blues—Las Vegas		House of Blues	15-year lease that expires March 1, 2014	1,800

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
NORFOLK—PORTSMOUTH— NEWPORT NEWS, VA	43
Virginia Beach Amphitheater		Amphitheater	30-year lease that expires December 31, 2025	20,000
ALBUQUERQUE— SANTA FE, NM	46
Hard Rock Casino Albuquerque Presents the Pavillion		Amphitheater	20-year lease that expires April 16, 2021	12,000
Sandia Casino Amphitheater		Music Theater	Booking agreement	4,200
LOUISVILLE, KY	50
The Louisville Palace		Music Theater	Owned	2,700
BUFFALO, NY	51
Darien Lake Performing Arts Center		Amphitheater	25-year lease that expires October 15, 2020	21,800
NEW ORLEANS, LA	52
House of Blues—New Orleans		House of Blues	One building owned and one building under 35-year lease that expires October 31, 2027	1,000
WILKES BARRE—SCRANTON, PA	54
Toyota Pavilion at Montage Mountain		Amphitheater	10-year lease that expires December 31, 2011	17,500
ALBANY—SCHENECTADY— TROY, NY	58
Saratoga Performing Arts Center		Amphitheater	5-year lease that expires September 1, 2014	25,200
FLORENCE—MYRTLE BEACH, SC	104
House of Blues—Myrtle Beach		House of Blues	27-year lease that expires May 31, 2025	2,000
YAKIMA—PASCO—RICHLAND— KENNEWICK, WA	126
The Gorge Amphitheatre		Amphitheater	20-year lease that expires October 31, 2023	20,000
WHEELING, WV—STEUBENVILLE, OH	159
Jamboree in the Hills		Festival Site	Owned	N/A
TORONTO, CANADA	N/A
Molson Canadian Amphitheatre		Amphitheater	10-year lease that expires December 31, 2020	16,000
VANCOUVER, CANADA	N/A
Rogers Arena		Arena	Booking agreement	13,000
Commodore Ballroom		Club	15-year lease that expires July 31, 2014	1,100
BIRMINGHAM, ENGLAND	N/A
O2 Academy Birmingham		Music Theater	27-year lease that expires September 25, 2034	3,000
BOURNEMOUTH, ENGLAND	N/A
O2 Academy Bournemouth		Music Theater	35-year lease that expires July 17, 2034	1,800
BRIGHTON, ENGLAND	N/A
O2 Academy Brighton		Music Theater	Currently not in operation	2,500

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
BRISTOL, ENGLAND	N/A
O2 Academy Bristol		Music Theater	25-year lease that expires December 25, 2023	1,900
LEEDS, ENGLAND	N/A
O2 Academy Leeds		Music Theater	25-year lease that expires June 23, 2026	2,300
Leeds Festival Site		Festival Site	Owned	N/A
LIVERPOOL, ENGLAND	N/A
O2 Academy Liverpool		Music Theater	34-year lease that expires January 22, 2037	1,200
LONDON, ENGLAND	N/A
Wembley Arena		Arena	15-year management agreement that expires March 31, 2021	12,800
O2 Academy Brixton		Music Theater	98-year lease that expires December 24, 2024	4,900
O2 Academy Shepherds Bush Empire		Music Theater	Owned	2,000
O2 Academy Islington		Music Theater	25-year lease that expires June 20, 2028	800
MANCHESTER, ENGLAND	N/A
O2 Apollo Manchester		Music Theater	Owned	3,500
NEWCASTLE, ENGLAND	N/A
O2 Academy Newcastle		Music Theater	99-year lease that expires March 24, 2021	2,000
NOTTINGHAM, ENGLAND	N/A
Media		Club	Currently not in operation	1,400
OXFORD, ENGLAND	N/A
O2 Academy Oxford		Music Theater	25-year lease that expires October 30, 2031	1,000
READING, ENGLAND	N/A
Little John’s Farm		Festival Site	Owned	N/A
SHEFFIELD, ENGLAND	N/A
Motorpoint Arena		Arena	18-year management agreement that expires March 31, 2011	11,300
O2 Academy Sheffield		Music Theater	35-year lease that expires January 9, 2043	2,400
SOUTHAMPTON, ENGLAND	N/A
Southampton Guildhall		Music Theater	25-year management agreement that expires February 10, 2028	1,800
AMSTERDAM, THE NETHERLANDS	N/A
Heineken Music Hall		Arena	20-year lease that expires December 31, 2027	5,500
GLASGOW, SCOTLAND	N/A
O2 Academy Glasgow		Music Theater	Owned	2,500
O2 ABC Glasgow		Music Theater	40-year lease that expires August 24, 2039	1,600
King Tuts Wah Wah Hut		Club	Owned	300
Universe		Club	Currently not in operation	200
Balado Airfield (T in the Park)		Festival Site	One parcel owned/one parcel under a 10 year lease that expires August 1, 2011	N/A

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
CARDIFF, WALES	N/A
Cardiff International Arena		Arena	137-year lease that expires December 31, 2131	6,700
DUBLIN, IRELAND	N/A
The O2 Dublin		Arena	Owned	13,000
Grand Canal Theatre	N/A	Theatrical Theater	5-year management agreement that expires December 31, 2015	2,000
TURIN, ITALY	N/A
Palasport Olimpico		Arena	30-year management agreement that expires November 25, 2039	12,500
Palavela		Arena	30-year management agreement that expires November 25, 2039	8,300

(1)	DMA® region refers to a United States designated market area as of September 25, 2010. At that date, there were 210 DMA®s. DMA® is a registered trademark of Nielsen Media Research, Inc.

The following table summarizes the number of venues by type that we owned, operated, had booking rights for and/or had an equity interest in as of December 31, 2010.

Venue Type	Capacity	Owned	Leased	Operated	Booking Rights	Equity Interest	Total

Stadium	More than 30,000	-	-	-	1	-	1
Amphitheater	5,000 - 30,000	8	28	5	7	-	48
Arena	5,000 - 20,000	1	2	4	3	-	10
Music Theater	1,000 - 6,500	7	24	2	4	1	38
Club	Less than 1,000	3	7	-	3	-	13
House of Blues	1,000 - 2,000	2	10	-	-	-	12
Festival Site	N/A	4	-	-	-	-	4
Theatrical Theater	Less than 5,000	-	1	1	-	-	2

Total venues		25	72	12	18	1	128

Venues not currently in operation		3	3	-	-	-	6

Competition

Competition in the live entertainment industry is intense. We believe that we compete primarily on the basis of our ability to deliver quality music products, sell tickets and provide enhanced fan and artist experiences. We believe that our primary strengths include:

•	the quality of service delivered to our artists, fans and corporate sponsors;

•	our track record in promoting and producing live music events and tours both domestically and internationally;

•	artist relationships;

•	ticketing software and services;

•	distribution platform (venues);

•	the scope and effectiveness in our expertise of marketing and sponsorship programs; and

•	our financial stability.

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

Our main competitors in the live music industry include AEG, MLK, MSG Entertainment and C3 Presents, in addition to numerous smaller regional companies and various casinos in North America and Europe. Anschutz Entertainment Group operates under a number of different names including AEG Live, Concerts West and The Messina Group. Some of our competitors in the live music industry have a stronger presence in certain markets, have access to other sports and entertainment venues, and have greater financial resources, which may enable them to gain a greater competitive advantage in relation to us.

In markets where we own and/or operate a venue, we compete with other venues to serve artists likely to perform in that general region. Consequently, touring artists have significant alternatives to our venues in scheduling tours. Our main competitors in venue management include SMG and Anschutz Entertainment Group, in addition to numerous smaller regional companies in North America and Europe. Some of our competitors in venue management have a greater number of venues in certain markets as well as greater financial resources in those markets.

The ticketing services industry includes the sale of tickets primarily through online channels but also through phone, outlet and box office channels. As online ticket purchases increase, related ticketing costs generally decrease, which has made it easier for technology-based companies to offer primary ticketing services and standalone, automated ticketing systems that enable venues to perform their own ticketing services or utilize self-ticketing systems. In the online environment, we compete with other websites, online event sites and ticketing companies to provide event information, sell tickets and provide other online services such as fan clubs and artist websites. Our main competitors include Veritix®, Tickets.com, Outbox Technology Inc., Paciolan and CTS Eventim.

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

In the artist management and services business, we compete with other artist managers both at large talent representation companies, such as CAA and William Morris Endeavor Entertainment, as well as smaller artist management companies and individuals. In the artist services business, we compete with companies typically only involved in one or a few of the services we provide. Some of these competitors include Bill Young Productions and Bravado.

Our main competitors at the local market level for sponsorships include local sports teams, which often offer state of the art venues and strong local media packages. Additionally, our competitors locally can include festivals, theme parks and other local events. On the national level, our competitors include the major sports leagues that all sell sponsorships combined with significant national media packages.

Government Regulations

We are subject to federal, state and local laws, both domestically and internationally, governing matters such as construction, renovation and operation of our venues, as well as:

•	licensing, permitting and zoning, including noise ordinances;

•	human health, safety and sanitation requirements;

•	the service of food and alcoholic beverages;

•	working conditions, labor, minimum wage and hour, citizenship and employment laws;

•	compliance with ADA and DDA;

•	compliance with U.S. FCPA and similar regulations in other countries;

•	sales and other taxes and withholding of taxes;

•	privacy laws and protection of personally identifiable information;

•	historic landmark rules; and

•	environmental protection.

We believe that we are in material compliance with these laws. The regulations relating to our food service in our venues are many and complex. A variety of regulations at various governmental levels relating to the handling, preparation and serving of food, the cleanliness of food production facilities and the hygiene of food-handling personnel are enforced primarily at the local public health department level.

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

We are required to comply with the laws of the countries we operate in and also the U.S. FCPA regarding anti-bribery regulations. These regulations make it illegal for us to pay or promise to pay money or anything of value to any government official for the purpose of directly or indirectly obtaining or retaining business. This ban on illegal payments and bribes also applies to agents or intermediaries who use funds for purposes prohibited by the statute.

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

Intellectual Property

We create, own and distribute intellectual property worldwide. It is our practice to protect our trademarks, brands, copyrights, patents and other original and acquired works, ancillary goods and services. Our trademarks include, among others, the word marks “Live Nation,” “Ticketmaster,” “House of Blues” and “The Fillmore,” as well as the Live Nation, Ticketmaster, House of Blues, and The Fillmore logos. We have registered our most significant trademarks in many foreign countries. We believe that our trademarks and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our services. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights.

Employees

As of December 31, 2010, we had approximately 6,500 full-time employees, including 4,100 domestic and 2,400 international employees, of which approximately 6,350 were employed in our operations departments and approximately 150 were employed in our corporate group.

Our staffing needs vary significantly throughout the year. Therefore, we also employ part-time and/or seasonal employees, primarily for our live music venues. As of December 31, 2010, we employed approximately 3,500 seasonal and/or part-time employees and during peak seasonal periods, particularly in the summer months, we employed as many as 14,000 seasonal employees in 2010. The stagehands at some of our venues and other employees are subject to collective bargaining agreements. Our union agreements typically have a term of three years and thus regularly expire and require negotiation in the course of our business. We believe that we enjoy good relations with our employees and other unionized labor involved in our events, and there have been no significant work stoppages in the past three years. Upon the expiration of any of our collective bargaining agreements, however, we may be unable to renegotiate on terms favorable to us, and our business operations at one or more of our facilities may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating our collective bargaining agreements. In addition, our business operations at one or more of our facilities may also be interrupted as a result of labor disputes by outside unions attempting to unionize a venue even though we do not have unionized labor at that venue currently. A work stoppage at one or more of our owned and/or operated venues or at our promoted events could have a material adverse effect on our business, results of operations and financial condition. We cannot predict the effect that a potential work stoppage will have on our results of operations.

Executive Officers

Set forth below are the names, ages and current positions of our executive officers and other significant employees as of February 21, 2011.

Name	Age	Position

Michael Rapino	45	President, Chief Executive Officer and Director

Irving Azoff	63	Executive Chairman and Chairman of the Board

Ron Bension	56	Chief Executive Officer—House of Blues, Clubs and Theaters

Mark Campana	53	President—North America Concerts, Regions North

Brian Capo	44	Chief Accounting Officer

Arthur Fogel	57	Chief Executive Officer—Global Touring and Chairman—Global Music

John Hopmans	52	Executive Vice President—Mergers and Acquisitions and Strategic Finance

Name	Age	Position

Nathan Hubbard	35	Chief Executive Officer—Ticketing

Thomas Johansson	62	Chairman—International Concerts

Paul Latham	50	Chief Operating Officer—International

Simon Lewis	47	President—International Sponsorships

Alan Ridgeway	44	Chief Executive Officer—International

Bob Roux	53	President—North America Concerts, Regions South

Michael Rowles	45	General Counsel and Secretary

Russell Wallach	45	President—North America Sponsorships

Kathy Willard	44	Chief Financial Officer

Michael Rapino is our President and Chief Executive Officer and has served in this capacity since August 2005. He has also served on our board of directors since December 2005. Mr. Rapino has worked for us or our predecessors since 1999.

Irving Azoff is our Executive Chairman along with serving on our board of directors and has served in these capacities since January 2010. He became Chairman of our board of directors in February 2011. From October 2008 to January 2010, Mr. Azoff was Chief Executive Officer of Ticketmaster. He also served on Ticketmaster’s board of directors since January 2009. Mr. Azoff has served as Chief Executive Officer of Front Line since its inception in January 2005.

Ron Bension is Chief Executive Officer of our House of Blues, Clubs and Theaters division and has served in this capacity since November 2010. Previously, Mr. Bension served as Chief Executive Officer for TicketsNow, a division of Ticketmaster, from January 2010 to November 2010. From June 2009 to October 2009, Mr. Bension was Chief Executive Officer of ProLink. Prior to that, from February 2008 to June 2009, he was Chief Executive Officer for SportNet and from December 2000 to May 2006, he was Chief Executive Officer of Tickets.com.

Mark Campana is President of our North America Concerts, Regions North division and has served in this capacity since October 2010. Prior to that, Mr. Campana served as President of our Midwest Region operations in North America Concerts. Mr. Campana has worked for us or our predecessors since 1980.

Brian Capo is our Chief Accounting Officer and has served in this capacity since December 2007. Prior to that, Mr. Capo served as a Senior Finance Director at BMC Software, Inc. from November 2005 to November 2007.

Arthur Fogel is the Chief Executive Officer of our Global Touring division and Chairman of our Global Music group and has served in this capacity since 2005. Mr. Fogel has worked for us or our predecessors since 1999.

John Hopmans is our Executive Vice President of Mergers and Acquisitions and Strategic Finance and has served in this capacity since April 2008. Previously, Mr. Hopmans served in several capacities at Scotia Capital including Managing Director, Industry Head, Private Equity Sponsor Coverage and as Managing Director, Industry Head, Diversified Industries since joining them in 1991.

Nathan Hubbard is the Chief Executive Officer of our Ticketing division and has served in this capacity since January 2008. Prior to that, Mr. Hubbard was Chief Executive Officer of Musictoday which was acquired by us in 2006.

Thomas Johansson is the Chairman of our International Concerts division and has served in this capacity since September 2004. Previously, Mr. Johansson served as the Chief Executive Officer of our subsidiary EMA Telstar Group, a company he founded in April 1969 and which our predecessor acquired in 1999.

Paul Latham is the Chief Operating Officer of our International divisions and has served in this capacity since January 2009. Mr. Latham has worked for us or our predecessors since 1984.

Simon Lewis is the President of our International Sponsorships division and has served in this capacity since joining us in 2003.

Alan Ridgeway is the Chief Executive Officer of our International divisions and has served in this capacity since September 2007. From September 2005 to August 2007, Mr. Ridgeway was our Chief Financial Officer. Mr. Ridgeway has worked for us or our predecessors since 2002.

Bob Roux is President of our North America Concerts, Regions South division and has served in this capacity since October 2010. Prior to that, Mr. Roux served as President of our Southwest Region in North America Concerts. Mr. Roux has worked for us or our predecessors since 1990.

Michael Rowles is our General Counsel and has served in this capacity since March 2006 and as our Secretary since May 2007. Previously, Mr. Rowles served as General Counsel and Secretary of Entravision Communications Corporation since September 2000.

Russell Wallach is President of our North America Sponsorships division and has served in this capacity since July 2006. Prior to that, Mr. Wallach served as Executive Vice President of Sales and Marketing for us or our predecessors since joining in 1996.

Kathy Willard is our Chief Financial Officer and has served in this capacity since September 2007. From September 2005 to August 2007, Ms. Willard was our Chief Accounting Officer. Ms. Willard has worked for us or our predecessors since 1998.

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

You should carefully consider each of the following risks and all of the other information set forth in this Annual Report. The following risks relate principally to our leverage, our convertible notes, our business, our common stock, our separation from Clear Channel, our merger with Ticketmaster and our general business operations. These risks and uncertainties are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of the risks and uncertainties develop into actual events, this could have a material adverse effect on our business, financial condition or results of operations. In that case, the trading price of our common stock could decline.

Risks Relating to Our Leverage

We have a large amount of debt and lease obligations that could restrict our operations and impair our financial condition.

As of December 31, 2010, our total indebtedness for borrowed money, excluding unamortized debt discounts and premiums, was approximately $1.756 billion. Our available borrowing capacity under the revolving portion of our senior secured credit facility at that date was approximately $250.7 million, with outstanding letters of credit of approximately $49.3 million. We may also incur significant additional indebtedness in the future.

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

To service our debt and lease obligations and to fund potential acquisitions, artist advances and capital expenditures, we will require a significant amount of cash, which depends on many factors beyond our control.

As of December 31, 2010, approximately $54.0 million of our total indebtedness (excluding interest) is due in 2011, $57.3 million is due in the aggregate for 2012 and 2013, $323.7 million is due in the aggregate for 2014 and 2015 and $1.321 billion is due thereafter. In addition, as of December 31, 2010, we had approximately $1.5 billion in operating lease agreements, of which approximately $104.0 million is due in 2011 and $98.4 million is due in 2012. See the table in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments—Firm Commitments.

Our ability to service our debt and lease obligations and to fund potential acquisitions, artist advances and capital expenditures will require a significant amount of cash, which depends on many factors beyond our control. Our ability to make payments on and to refinance our debt will also depend on our ability to generate cash in the future. This is, to an extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flow or that future borrowings will be available to us in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. We cannot predict the impact to our ability to access additional capital in light of the current uncertainty in the credit market. If our future cash flow from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional equity capital or restructure or refinance all or a portion of our debt on or before maturity. In addition, the terms of our existing debt, including our senior secured credit facility, and other future debt may limit our ability to pursue any of these alternatives.

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

The agreement governing our senior secured credit facility and certain of our other indebtedness impose restrictions on us that limit the discretion of management in operating our business and that, in turn, could impair our ability to meet our obligations under our debt.

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

We depend on the cash flows of our subsidiaries in order to satisfy our obligations.

We rely on distributions and loans from our subsidiaries in order to meet our payment requirements under our obligations. If our subsidiaries are unable to pay dividends or otherwise make payments to us, we may not be able to make debt service payments on our obligations. We conduct substantially all of our operations through our subsidiaries. Our operating cash flows and consequently our ability to service our debt is therefore principally dependent upon our subsidiaries’ earnings and their distributions of those earnings to us and may also be dependent upon loans or other payments of funds to us by those subsidiaries. Our subsidiaries are separate legal entities and may have no obligation, contingent or otherwise, to pay any amount due pursuant to our obligations or to make any funds available for that purpose. In addition, the ability of our subsidiaries to provide funds to us may be subject to restrictions under our senior secured credit facility and may be subject to the terms of such subsidiaries’ future indebtedness, as well as the availability of sufficient surplus funds under applicable law.

Any inability to fund the significant up-front cash requirements associated with our touring business could result in the loss of key tours.

In order to secure a tour, including global tours by major artists, we are often required to post a letter of credit or advance cash to the artist prior to the sale of any tickets for that tour. If we do not have sufficient cash on hand or capacity under our credit facility to advance the necessary cash or post the required letter of credit, for any given tour we would not be able to promote that tour and our touring business would be negatively impacted.

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

Our business is highly sensitive to rapidly changing public tastes and dependent on the availability of popular artists and events. Our live entertainment business depends in part on our ability to anticipate the tastes of consumers and to offer events that appeal to them. Since we rely on unrelated parties to create and perform live music content, any unwillingness to tour or lack of availability of popular artists could limit our ability to generate revenue. In particular, there are a limited number of artists that can headline a major North American or global tour or who can sell out larger venues, including many of our amphitheaters. If those artists do not choose to tour, or if we are unable to secure the rights to their future tours, then our business would be adversely affected. Our ticketing business relies on third parties to create and perform live entertainment, sporting and leisure events and to price tickets to such events. Accordingly, our ticketing business’ success depends, in part, upon the ability of these third parties to correctly anticipate public demand for particular events, as well as the availability of popular artists, entertainers and teams. Our artist services business could be adversely affected if the artists it represents do not tour or perform as frequently as anticipated, or if such tours or performances are not as widely attended by fans as anticipated due to changing tastes, general economic conditions or otherwise.

In addition, our live entertainment business typically books our live music tours one to four months in advance of the beginning of the tour and often agrees to pay an artist a fixed guaranteed amount prior to our receiving any revenue. Therefore, if the public is not receptive to the tour, or we or a performer cancel the tour, we may incur a loss for the tour depending on the amount of the fixed guarantee or incurred costs relative to any revenue earned, as well as foregone revenue we could have earned at booked venues. We have cancellation insurance policies in place to cover a portion of our losses if a performer cancels a tour but it may not be sufficient and is subject to deductibles. Furthermore, consumer preferences change from time to time, and our failure to anticipate, identify or react to these changes could result in reduced demand for our services, which would adversely affect our business, financial condition and results of operations.

Our business depends on relationships with key promoters, executives, managers, artists and clients and any adverse changes in these relationships could adversely affect our business, financial condition and results of operations.

The live music business is uniquely dependent upon personal relationships, as promoters and executives within live music companies such as ours leverage their existing network of relationships with artists, agents and managers in order to secure the rights to the live music tours and events which are critical to our success. Due to the importance of those industry contacts to our business, the loss of any of our promoters, officers or other key personnel could adversely affect our business. Similarly, the artist services business is dependent upon the highly personalized relationship between a manager and an artist, and the loss of a manager may also result in a loss in the artist represented by the manager, which could adversely affect our business. Although we have entered into long-term agreements with many of those individuals described above to protect our interests in those relationships, we can give no assurance that all or any of these key employees or managers will remain with us or will retain their associations with key business contacts.

The success of our ticketing business depends, in significant part, on our ability to maintain and renew relationships with existing clients and to establish new client relationships. We anticipate that, for the foreseeable future, the substantial majority of our ticketing segment revenue will be derived from both online and offline sales of tickets. We also expect that revenue from primary ticketing services, which consist primarily of per ticket convenience charges and per order “order processing” fees, will continue to comprise the substantial majority of our ticketing segment revenue. We cannot provide assurances that we will be able to maintain existing client contracts, or enter into or maintain new client contracts, on acceptable terms, if at all, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Another important component of our success is our ability to maintain existing and to build new relationships with third-party distribution channels, advertisers, sponsors and service providers. Any adverse change in these relationships, including the inability of these parties to fulfill their obligations to our businesses for any reason, could adversely affect our business, financial condition and results of operations.

We face intense competition in the live music, ticketing and artist services industries, and we may not be able to maintain or increase our current revenue, which could adversely affect our business, financial condition and results of operations.

Our businesses are in highly competitive industries, and we may not be able to maintain or increase our current revenue due to such competition. The live music industry competes with other forms of entertainment for consumers’ discretionary spending and within this industry we compete with other venues to book performers, and, in the markets in which we promote music concerts, we face competition from other promoters and venue operators. Our competitors compete with us for key employees who have relationships with popular music artists and that have a history of being able to book such artists for concerts and tours. These competitors may engage in more extensive development efforts, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential artists. Our competitors may develop services, advertising options or music venues that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. It is possible that new competitors may emerge and rapidly acquire significant market share.

Our ticketing business faces significant competition from other national, regional and local primary ticketing service providers to secure new and retain existing clients on a continuous basis. Additionally, we face significant and increasing challenges from companies that sell self-ticketing systems and from clients who are increasingly choosing to self-ticket, through the integration of such systems into their existing operations or the acquisition of primary ticket services providers or by increasing sales through facility box offices and season, subscription or group sales. We also face competition in the resale of tickets from online auction websites and resale marketplaces and from other ticket resellers with online distribution capabilities. The intense competition that we face in the ticketing industry could cause the volume of our ticketing services business to decline. In 2010, we entered into an agreement with AEG which provides them the ability to license our Ticketmaster ticketing technology to third-party clients, and we divested Ticketmaster’s Paciolan ticketing business, both of which further increase the competition that we face. Relatedly, as a result of our merger with Ticketmaster we may face direct competition, in the live music industry, with our prospective or current primary ticketing clients, who primarily include live event content providers. This direct competition with our prospective or current primary ticketing clients could result in a decline in the number of ticketing clients we have and a decline in the volume of our ticketing business, which could adversely affect our business, financial condition and results of operations.

In the secondary ticket sales market, we have restrictions on our business that are not faced by our competitors, which restrictions are both self-imposed and imposed as a result of agreements entered into with the FTC and the Attorneys General of several individual states. These restrictions primarily relate to our TicketsNow business, and include: a restriction on linking from our page on the www.ticketmaster.com website that informs consumers that no tickets were found in response to their ticket request to our TicketsNow re-sale website without first obtaining approval from the State of New Jersey as to any changes to our current Ticketmaster/TicketsNow linking practices; a restriction on using or allowing our affiliates to use domain names that, among other things, contain the unique names of venues, sports teams or performers, or contain names that are substantially similar to or are misspelled versions of same; a requirement to clearly and conspicuously disclose on the TicketsNow website (or any other resale website owned by us or on any primary ticketing website where a link or redirect to such a resale website is posted) that it is a resale website and ticket prices often exceed the ticket’s original price; and a requirement to make certain clear and conspicuous disclosures when a ticket being offered for re-sale is not “in-hand” as well as a requirement to monitor and enforce the compliance of third parties offering tickets on our websites with such disclosure requirements. Our competitors in the secondary ticket sales market are not, to our knowledge, bound by similar restrictions. As a result, our ability to effectively compete in the secondary ticket sales market, through our TicketsNow business or otherwise, may be adversely affected, which could in turn adversely affect our business, financial condition and results of operations.

The artist services industry is also a highly competitive industry. There are numerous other artist management companies and individual managers in the United States alone. We compete with these companies and individuals to discover new and emerging artists and to represent established acts. In addition, certain of our arrangements with clients of our artist services business are terminable at will by either party, leading to competition to retain those artists as clients. Competition is intense and may contribute to a decline in the volume of our artist services business, which could adversely affect our business, financial condition and results of operations.

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

•

technological changes and innovations that we are unable to adopt or are late in adopting that offer more attractive entertainment alternatives than we or other live entertainment providers currently offer, which may lead to a reduction in attendance at live events, a loss of ticket sales or to lower ticket fees;

•	other entertainment options available to our audiences that we do not offer;

•	general economic conditions which could cause our consumers to reduce discretionary spending;

•	unfavorable changes in labor conditions which may require us to spend more to retain and attract key employees; and

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

Our operating results from continuing operations have been adversely affected by, among other things, reduced ticket sales, event profitability, overhead costs and high amortization of intangibles related to prior acquisitions. Live Nation incurred net losses from continuing operations of approximately $203.8 million, $126.0 million and $333.5 million in 2010, 2009 and 2008, respectively. We may face reduced demand for our live music events, our ticketing software and services and other factors that could adversely affect our business, financial condition and results of operations in the future. We cannot predict whether we will achieve profitability in future periods.

Our operations are seasonal and our results of operations vary from quarter to quarter and year over year, so our financial performance in certain financial quarters or years may not be indicative of, or comparable to, our financial performance in subsequent financial quarters or years.

We believe our financial results and cash needs will vary greatly from quarter to quarter and year to year depending on, among other things, the timing of tours, tour cancellations, event ticket on-sales, capital expenditures, seasonal and other fluctuations in our operating results, the timing of guaranteed payments and receipt of ticket sales and fees, financing activities, acquisitions and investments and receivables management. Because our results may vary significantly from quarter to quarter and year to year, our financial results for one quarter or year cannot necessarily be compared to another quarter or year and may not be indicative of our future financial performance in subsequent quarters or years. Typically, we experience our lowest financial performance in the first and fourth quarters of the calendar year as our outdoor venues are primarily used, and our festivals primarily occur, during May through September. In addition, the timing of tours of top grossing acts can impact comparability of quarterly results year over year and potentially annual results. The timing of event on-sales by our ticketing clients can also impact this comparability.

The following table sets forth Live Nation’s operating income (loss) for the last eight fiscal quarters:

Fiscal Quarter Ended	Operating income (loss)
(in thousands)

March 31, 2009	$(88,259)
June 30, 2009	$(8,135)
September 30, 2009	$108,399
December 31, 2009	$(64,361)
March 31, 2010	$(106,336)
June 30, 2010	$25,606
September 30, 2010	$103,106
December 31, 2010	$(86,076)

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

Our business depends on discretionary consumer and corporate spending. Many factors related to corporate spending and discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment, fuel prices, interest and tax rates and inflation can significantly impact our operating results. Business conditions, as well as various industry conditions, including corporate marketing and promotional spending and interest levels, can also significantly impact our operating results. These factors can affect attendance at our events, premium seat sales, sponsorship, advertising and hospitality spending, concession and merchandise sales, as well as the financial results of sponsors of our venues, events and the industry. Negative factors such as challenging economic conditions, public concerns over terrorism and security incidents, particularly when combined, can impact corporate and consumer spending, and one negative factor can impact our results more than another. There can be no assurance that consumer and corporate spending will not be adversely impacted by current economic conditions, or by any further or future deterioration in economic conditions, thereby possibly impacting our operating results and growth.

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

•	limitations on the enforcement of intellectual property rights;

•	limitations on the ability of foreign subsidiaries to repatriate profits or otherwise remit earnings;

•	adverse tax consequences;

•	expropriations of property and risks of renegotiation or modification of existing agreements with governmental authorities;

•	diminished ability to legally enforce our contractual rights in foreign countries;

•	limitations on technology infrastructure, which could limit our ability to migrate international operations to a common ticketing system;

•	lower levels of internet usage, credit card usage and consumer spending in comparison to those in the United States; and

•

difficulties in managing operations and adapting to consumer desires due to distance, language and cultural differences, including issues associated with (i) business practices and customs that are common in certain foreign countries but might be prohibited by United States law and our internal policies and procedures, and (ii) management and operational systems and infrastructures, including internal financial control and reporting systems and functions, staffing and managing of foreign operations, which we might not be able to do effectively, or if so, on a cost-efficient basis.

Our ability to expand our international operations into new jurisdictions, or further into existing jurisdictions will depend, in significant part, on our ability to identify potential acquisition candidates, joint venture or other partners, and enter into arrangements with these parties on favorable terms, as well as our ability to make continued investments to maintain and grow existing international operations. If the revenue generated by international operations are insufficient to offset expenses incurred in connection with the maintenance and growth of these operations, our business, financial condition and results of operations could be materially and adversely affected. In addition, in an effort to make international operations in one or more given jurisdictions profitable over the long term, significant additional investments that are not profitable over the short term could be required over a prolonged period.

Exchange rates may cause fluctuations in our results of operations that are not related to our operations.

Because we own assets overseas and derive revenue from our international operations, we may incur currency translation losses or gains due to changes in the values of foreign currencies relative to the United States Dollar. We cannot predict the effect of exchange rate fluctuations upon future operating results. For the year ended December 31, 2010, Live Nation’s international operations accounted for approximately 32% of its revenue. Although we cannot predict the future relationship between the United States Dollar and the currencies used by our international businesses, principally the British Pound, Euro and Canadian Dollar, Live Nation experienced foreign exchange rate net losses of $14.6 million and $39.9 million in 2010 and 2009, respectively, which had a negative effect on our operating income. We experienced a foreign exchange rate net gain of $0.2 million in 2008 which had a positive effect on our operating income. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We may enter into future acquisitions and take certain actions in connection with such transactions that could affect the price of our common stock.

As part of our growth strategy, we expect to review acquisition prospects that would offer growth opportunities. In the event of future acquisitions, we could, among other things:

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

We may be unsuccessful in our future acquisition endeavors, if any, which may have an adverse effect on our business; in addition, some of the businesses we acquire may incur significant losses from operations or experience impairment of carrying value. Our compliance with antitrust, competition and other regulations may limit our operations and future acquisitions.

Our future growth rate depends in part on our selective acquisition of additional businesses. A significant portion of our growth has been attributable to acquisitions. We may be unable to identify other suitable targets for further acquisition or make further acquisitions at favorable prices. If we identify a suitable acquisition candidate, our ability to successfully implement the acquisition would depend on a variety of factors, including our ability to obtain financing on acceptable terms and requisite government approvals. In addition, the credit agreement for our senior secured credit facility restricts our ability to make certain acquisitions. Acquisitions involve risks, including those associated with:

•	integrating the operations, financial reporting, technologies and personnel of acquired companies;

•	managing geographically disbursed operations;

•	the diversion of management’s attention from other business concerns;

•	the inherent risks in entering markets or lines of business in which we have either limited or no direct experience; and

•	the potential loss of key employees, customers and strategic partners of acquired companies.

We may not successfully integrate any businesses or technologies we may acquire in the future and may not achieve anticipated revenue and cost benefits. Acquisitions may be expensive, time consuming and may strain our resources. Acquisitions may not be accretive to our earnings and may negatively impact our results of operations as a result of, among other things, expenses to pursue the acquisition and the incurrence of debt. In addition, future acquisitions that we may pursue could result in dilutive issuances of equity securities. Also, the value of goodwill and other intangible assets acquired could be impacted by one or more unfavorable events or trends, which could result in impairment charges. The occurrence of any of these events could adversely affect our business, financial condition and results of operations. In addition, we may choose to substantially reduce or discontinue the operations of any of our acquired businesses if we are unsuccessful in meeting these challenges. Any such shut-down could expose us to expenses associated with exiting from existing contracts and terminating employees, and could expose us to certain unknown liabilities that arise following the shut-down.

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

Our businesses may not be able to adapt quickly enough to changing customer requirements and industry standards.

The ecommerce industry is characterized by evolving industry standards, frequent new service and product introductions, enhancements and changing customer demands. We may not be able to adapt quickly enough and/or in a cost-effective manner to changes in industry standards and customer requirements and preferences, and our failure to do so could adversely affect our business, financial condition and results of operations. In addition, the continued widespread adoption of new Internet or telecommunications technologies and devices or other technological changes could require us to modify or adapt our respective services or infrastructures. Our failure to modify or adapt our services or infrastructures in response to these trends could render our existing websites, services and proprietary technologies obsolete, which could adversely affect our business, financial condition and results of operations.

In addition, we are currently in the process of re-architecturing our Ticketmaster ticketing system and migrating our international brands and businesses to a common ticketing platform in an attempt to provide consistent and state-of-the-art services across our businesses and to reduce the cost and expense of maintaining multiple systems, which we may not be able to complete in a timely or cost-effective manner. Delays or difficulties in making these changes to our ticketing systems, as well as any new or enhanced systems, may limit our ability to achieve the desired results in a timely manner. Also, we may be unable to devote financial resources to new technologies and systems in the future, which could adversely affect our business, financial condition and results of operations.

There is the risk of personal injuries and accidents in connection with our live music events, which could subject us to personal injury or other claims and increase our expenses, as well as reduce attendance at our live music events, causing a decrease in our revenue.

There are inherent risks involved with producing live music events. As a result, personal injuries and accidents have, and may, occur from time to time, which could subject us to claims and liabilities for personal injuries. Incidents in connection with our live music events at any of our venues or venues that we rent could also result in claims, reducing operating income or reducing attendance at our events, causing a decrease in our revenue. We have been subject to wrongful death claims and are currently subject to other litigation. While we maintain insurance policies that provide coverage within limits that are sufficient, in management’s judgment, to protect us from material financial loss for personal injuries sustained by persons at our venues or accidents in the ordinary course of business, there can be no assurance that such insurance will be adequate at all times and in all circumstances.

The success of our ticketing and ecommerce operations depends, in part, on the integrity of our systems and infrastructures. System interruption and the lack of integration and redundancy in these systems and infrastructures may have an adverse impact on our business, financial condition and results of operations.

The success of our ticketing and ecommerce operations depends, in part, on our ability to maintain the integrity of our systems and infrastructures, including websites, information technology systems, call centers and distribution and fulfillment facilities. System interruption and the lack of integration and redundancy in our information systems and infrastructures of our ticketing operations may adversely affect our ability to operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. We may experience occasional system interruptions that make some or all systems or data unavailable or prevent our businesses from efficiently providing services or fulfilling orders. We lack documentation regarding certain components of our key ticketing software and systems operations and rely on certain key technology personnel to maintain such software and systems. The loss of some or all of such personnel could require us to expend additional resources to continue to maintain such software and systems and could subject us to frequent systems interruptions. We also rely on affiliate and third-party computer systems, broadband and other communications systems and service providers in connection with the provision of services generally, as well as to facilitate, process and fulfill transactions. Any interruptions, outages or delays in their systems and infrastructures, their businesses and/or third parties, or deterioration in the performance of these systems and infrastructures, could impair our ability to provide services, fulfill orders and/or process transactions. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, acts of war or terrorism, other acts of God and similar events or disruptions may damage or interrupt computer, broadband or other communications systems and infrastructures at any time. Any of these events could cause system interruption, delays and loss of critical data, and could prevent us from providing services, fulfilling orders and/or processing transactions. While we have backup systems for certain aspects of our operations, disaster recovery planning by its nature cannot be sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. If any of these adverse events were to occur, it could adversely affect our business, financial conditions and results of operations.

In addition, any penetration of network security or other misappropriation or misuse of personal consumer information could cause interruptions in our operations and subject us to increased costs, litigation and other liabilities. Network security issues could lead to claims against us for other misuse of personal information, such as for unauthorized purposes or identity theft, which could result in litigation and financial liabilities, as well as administrative action from governmental authorities. Security breaches could also significantly damage our reputation with consumers, ticketing clients and other third parties. It is possible that advances in computer capabilities, new discoveries, undetected fraud, inadvertent violations of company policies or procedures or other developments could result in a compromise of information or a breach of the technology and security processes that are used to protect consumer transaction data. As a result, current security measures may not prevent any or all security breaches. We may be required to expend significant capital and other resources to protect against and remedy any potential or existing security breaches and their consequences. We also face risks associated with security breaches affecting third parties with which we are affiliated or with which we otherwise conduct business. Consumers are generally concerned with security and privacy of the Internet, and any publicized security problems affecting our businesses and/or those of third parties may discourage consumers from doing business with us, which could have an adverse effect on our business, financial condition and results of operations.

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

Heightened concerns and challenges regarding property, casualty, liability, business interruption and other insurance coverage have resulted from terrorist and related security incidents along with varying weather-related conditions and incidents. As a result, we may experience increased difficulty obtaining high policy limits of coverage at reasonable costs, including coverage for acts of terrorism and weather-related property damage. We have a material investment in property and equipment at each of our venues, which are generally located near major cities and which hold events typically attended by a large number of fans. We also have a significant investment in information technology systems including our ticketing systems. At December 31, 2010, we had property and equipment with a net book value of approximately $737.1 million.

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

Growth or maintenance of our existing revenue depends in part on consistent investment in our venues and our technology. Therefore, we expect to continue to make substantial capital improvements to meet long-term increasing demand, value and revenue. We frequently have a number of significant capital projects underway. Numerous factors, many of which are beyond our control, may influence the ultimate costs and timing of various capital improvements, including:

•	availability of financing on favorable terms;

•	advances in technology and related changes in customer expectations;

•	unforeseen changes in design;

•	increases in the cost of materials, equipment and labor;

•	fluctuations in foreign exchange rates;

•	litigation, accidents or natural disasters;

•	national or regional economic changes;

•	additional land acquisition costs;

•	environmental or hazardous conditions; and

•	undetected soil or land conditions.

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

We rely on a combination of laws and contractual restrictions with employees, customers, suppliers, affiliates and others to establish and protect these proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use trade secrets or copyrighted intellectual property without authorization which, if discovered, might require legal action to correct. In addition, third parties may independently and lawfully develop substantially similar intellectual properties.

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

Our failure to comply with these laws and regulations could result in fines and/or proceedings against us by governmental agencies and/or consumers, which if material, could adversely affect our business, financial condition and results of operations. In addition, the promulgation of new laws, rules and regulations could restrict or unfavorably impact our business, which could decrease demand for services, reduce revenue, increase costs and/or subject us to additional liabilities. For example, some legislatures have proposed laws in the past that would impose potential liability on us and other promoters and producers of live music events for entertainment taxes and for incidents that occur at our events, particularly relating to drugs and alcohol.

From time to time, federal, state and local authorities and/or consumers commence investigations, inquiries or litigation with respect to our compliance with applicable consumer protection, advertising, unfair business practice, antitrust (and similar or related laws) and other laws. Our businesses have historically cooperated with authorities in connection with these investigations and have satisfactorily resolved each such material investigation, inquiry or litigation. We and our TicketsNow business are currently subject to agreements with the States of New Jersey and Illinois and the FTC which govern, and in certain cases place limitations on, our ticketing resale practices. Our competitors in the secondary ticket sales market are not, to our knowledge, bound by such limitations and as a result, we may be at a competitive disadvantage. Other states and Canadian provinces have commenced investigations or inquiries regarding the relationship between us and TicketsNow and other aspects of our ticketing business. We have incurred significant legal expenses in connection with the defense of governmental investigations and litigation in the past and may be required to incur additional expenses in the future regarding such investigations and litigation. In the case of antitrust (and similar or related) matters, any adverse outcome could limit or prevent us from engaging in the ticketing business generally (or in a particular market thereof) or subject us to potential damage assessments, all of which could have a material adverse effect on our business, financial condition and results of operations.

Unfavorable outcomes in legal proceedings may adversely affect our business and operating results.

Our results may be affected by the outcome of pending and future litigation. Unfavorable rulings in our legal proceedings, including those described in Note 11—Commitments and Contingent Liabilities to our consolidated financial statements, may have a negative impact on us that may be greater or smaller depending on the nature of the rulings. In addition, we are currently, and from time to time in the future may be, subject to various other claims, investigations, legal and administrative cases and proceedings (whether civil or criminal) or lawsuits by governmental agencies or private parties, as further described in the immediately preceding risk factor. If the results of these investigations, proceedings or suits are unfavorable to us or if we are unable to successfully defend against third party lawsuits, we may be required to pay monetary damages or may be subject to fines, penalties, injunctions or other censure that could have a material adverse effect on our business, financial condition and operating results. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could harm our business, financial condition and operating results.

We depend upon unionized labor for the provision of some of our services and any work stoppages or labor disturbances could disrupt our business.

The stagehands at some of our venues and other employees are subject to collective bargaining agreements. Our union agreements typically have a term of three years and thus regularly expire and require negotiation in the ordinary course of our business. Upon the expiration of any of our collective bargaining agreements, however, we may be unable to negotiate new collective bargaining agreements on terms favorable to us, and our business operations may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating our collective bargaining agreements. In addition, our business operations at one or more of our facilities may also be interrupted as a result of labor disputes by outside unions attempting to unionize a venue even though we do not have unionized labor at that venue currently. A work stoppage at one or more of our owned and/or operated venues or at our promoted events could have a material adverse effect on our business, results of operations and financial condition. We cannot predict the effect that a potential work stoppage would have on our business.

We are dependent upon our ability to lease, acquire and develop live music venues, and if we are unable to do so on acceptable terms, or at all, our results of operations could be adversely affected.

Our Concerts and Sponsorship segments require access to venues to generate revenue from live music events. For these events, we use venues that we own, but we also operate a number of our live music venues under various agreements which include leases with third parties, ownership through an equity interest or booking agreements, which are agreements where we contract to book the events at a venue for a specific period of time. Our long-term success in the live music business will depend in part on the availability of venues, our ability to lease these venues and our ability to enter into booking agreements upon their expiration. As many of these agreements are with third parties over whom we have little or no control, we may be unable to renew these agreements or enter into new agreements on acceptable terms or at all, and may be unable to obtain favorable agreements with venues. Our ability to renew these agreements or obtain new agreements on favorable terms depends on a number of other factors, many of which are also beyond our control, such as national and local business conditions and competition from other promoters. If the cost of renewing these agreements is too high or the terms of any new agreement with a new venue are unacceptable or incompatible with our existing operations, we may decide to forego these opportunities. There can be no assurance that we will be able to renew these agreements on acceptable terms or at all, or that we will be able to obtain attractive agreements with substitute venues, which could have a material adverse effect on our results of operations.

We may continue to expand our operations through the development of live music venues and the expansion of existing live music venues, which poses a number of risks, including:

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

Our revenue depends in part on the promotional success of our marketing campaigns, and there can be no assurance that such advertising, promotional and other marketing campaigns will be successful or will generate revenue or profits.

Similar to many companies, we spend significant amounts on advertising, promotional, branding and other marketing campaigns for our live music events, the Live Nation, Ticketmaster, www.ticketmaster.com, www.livenation.com and other brand names and other business activities. Such marketing activities include, among others, promotion of ticket sales, premium seat sales, hospitality and other services for our events and venues and advertising associated with our distribution of related merchandise and apparel and costs related to search engine optimization and paid search engine marketing for our ecommerce sites. During 2010, we spent approximately 4.4% of our revenue on marketing, including advertising. There can be no assurance that such advertising, promotional, branding and other marketing campaigns will be successful or will generate revenue or profits.

Poor weather adversely affects attendance at our live music events, which could negatively impact our financial performance from period to period.

We promote and/or ticket many live music events. Weather conditions surrounding these events affect sales of tickets, concessions and merchandise, among other things. Poor weather conditions can have a material effect on our results of operations particularly because we promote and/or ticket a finite number of events. Due to weather conditions, we may be required to reschedule an event to another available day or a different venue, which would increase our costs for the event and could negatively impact the attendance at the event, as well as food, beverage and merchandise sales. Poor weather can affect current periods as well as successive events in future periods.

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

Our stock price has fluctuated between $2.47 and $18.75 over the past three years. The market price of our common stock may continue to fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

•	our quarterly or annual earnings, or those of other companies in our industry;

•	actual or anticipated fluctuations in our operating results due to the seasonality of our business and other factors related to our business;

•	our loss of or inability to obtain significant popular artists or ticketing clients;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	announcements by us or our competitors of significant contracts, acquisitions or divestitures;

•	the publication by securities analysts of financial estimates or reports about our business;

•	changes by securities analysts of earnings estimates or reports, or our inability to meet those estimates or achieve any goals described in those reports;

•	the disclosure of facts about our business that may differ from those assumed by securities analysts in preparing their estimates or reports about us;

•	media reports, whether accurate or inaccurate;

•	the operating and stock price performance of other comparable companies;

•	overall market fluctuations; and

•	general economic conditions.

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

Our amended and restated certificate of incorporation provides that, subject to any written agreement to the contrary, which agreement does not currently exist, Clear Channel will have no duty to refrain from engaging in the same or similar business activities or lines of business as us or doing business with any of our customers or vendors or employing or otherwise engaging or soliciting any of our officers, directors or employees. Our amended and restated certificate of incorporation provides that if any director and/or officer of the Company who is also a director and/or officer of Clear Channel acquires knowledge of a potential transaction or matter which may be a corporate business opportunity (a “corporate opportunity”) for both us and Clear Channel, we will generally renounce our interest in the corporate opportunity. Our amended and restated certificate of incorporation renounces any interest or expectancy in such corporate opportunity that will belong to Clear Channel, unless such opportunity is offered to a director and/or officer of the Company in writing solely in such person’s capacity as a director and/or officer of the Company. We have obtained a waiver of this provision to the extent it might apply to Irving Azoff, who is our Executive Chairman and is also a member of Clear Channel’s board of directors. Clear Channel will, to the fullest extent permitted by law, have satisfied its fiduciary duty with respect to such a corporate opportunity and will not be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that it acquires or seeks the corporate opportunity for itself, directs that corporate opportunity to another person or does not present that corporate opportunity to us. These provisions could make an acquisition of us less advantageous to a third party.

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

In addition, the terms of our senior secured credit facility provide that the lenders can require us to repay all outstanding indebtedness upon a change of control. These provisions make an acquisition more costly to a potential acquirer. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

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

We have a large number of shares of common stock outstanding and available for resale beginning at various points in time in the future. Sales of a substantial number of shares of our common stock in the public market, or the possibility that these sales may occur, could cause the market price for our common stock to decline. As of December 31, 2010, there were 174.1 million shares of Live Nation common stock outstanding (including 3.0 million shares of unvested restricted stock awards and excluding 1.3 million shares held in treasury), 1.0 million shares issuable from unvested restricted stock unit and performance stock unit awards, 9.5 million shares of common stock issuable from options currently exercisable at a weighted average exercise price of $16.43 per share, 8.1 million shares issuable from the conversion of our 2.875% convertible notes and a warrant to purchase 0.5 million shares of common stock at an exercise price of $13.73.

We continually explore acquisition opportunities consistent with our strategy. These acquisitions may involve the payment of cash, the incurrence of debt or the issuance of common stock or other securities. Any such issuance could be at a valuation lower than the trading price of our common stock at the time. The price of our common stock could also be affected by possible sales of our common stock by hedging or arbitrage trading activity that may develop involving our common stock. The hedging or arbitrage could, in turn, affect the trading prices of our 2.875% convertible notes.

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

Notwithstanding receipt by Clear Channel of the ruling and opinion of counsel, the IRS could assert that the Separation did not qualify for tax-free treatment for United States federal income tax purposes. If the IRS were successful in taking this position, our initial public stockholders could be subject to significant United States federal income tax liability. In general, our initial public stockholders could be subject to tax as if they had received a taxable distribution equal to the fair market value of our common stock that was distributed to them.

The Separation could result in significant tax-related liabilities to us.

As discussed above, notwithstanding receipt by Clear Channel of the ruling and the opinion of counsel, the IRS could assert that the Separation did not qualify for tax-free treatment for United States federal income tax purposes. If the IRS were successful in taking this position, Clear Channel could be subject to a significant United States federal income tax liability. In general, Clear Channel would be subject to tax as if it had sold our common stock in a taxable sale for its fair market value. In addition, even if the Separation otherwise were to qualify under Section 355 of the Code, it may be taxable to Clear Channel as if it had sold our common stock in a taxable sale for its fair market value under Section 355(e) of the Code, if the Separation were later deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire directly or indirectly stock representing a 50% or greater interest in Clear Channel or us. For this purpose, any acquisitions of Clear Channel stock or of our stock within the period beginning two years before the Separation and ending two years after, are presumed to be part of such a plan, although we or Clear Channel may be able to rebut that presumption.

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

Risks Relating to the Spin-off from IAC

If the spin-off of Ticketmaster from IAC or one or more of the Spincos were to fail to qualify as a transaction that is generally tax-free for United States federal income tax purposes, we may be subject to significant tax liabilities.

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

If any of the IAC spin-offs were to fail to qualify as a transaction that is generally tax-free for United States federal income tax purposes, then IAC would incur material income tax liabilities for which we, as successor-in-interest to Ticketmaster could be liable. Under applicable federal income tax rules, Ticketmaster is severally liable for any federal income taxes imposed on IAC with respect to taxable periods during which Ticketmaster was a member of IAC’s consolidated federal income tax return group, including the period in which the IAC spin-offs were consummated. Under the tax sharing agreement that Ticketmaster entered into with IAC and the other Spincos, Ticketmaster generally is required to indemnify IAC and the other Spincos for any taxes resulting from the spin-off to the extent such amounts resulted from (i) any act or failure to act by Ticketmaster described in the covenants in the tax sharing agreement, (ii) any acquisition of equity securities or assets of Ticketmaster or (iii) any breach by Ticketmaster of any representation or covenant contained in the spin-off documents or in the documents relating to the IRS private letter ruling and/or tax opinions. Corresponding indemnification provisions also apply to the other Spincos. Ticketmaster is entitled to indemnification from IAC, among other things, if, Ticketmaster is liable for, or otherwise required to make a payment in respect of, a spin-off tax liability for which Ticketmaster is not responsible under the tax sharing agreement and, if applicable, is unable to collect from the Spinco responsible for such liability under the tax sharing agreement. Ticketmaster’s ability to collect under these indemnity provisions would depend on the financial position of the indemnifying party.

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

These rules limited Ticketmaster’s ability during the two-year period following the Spin-off to enter into certain transactions that might have otherwise been advantageous to us and our stockholders, particularly issuing equity securities to satisfy financing needs, repurchasing equity securities, and, under certain circumstances, acquiring businesses or assets with equity securities or agreeing to be acquired. Under the tax sharing agreement, there were restrictions on Ticketmaster’s ability to take such actions for a period of 25 months from the day after the date of the spin-off. Entering into the merger agreement with Live Nation did not violate these restrictions because, prior to entering into the agreement, Ticketmaster provided IAC with an unqualified opinion of tax counsel contemplated by the tax sharing agreement and IAC confirmed that the opinion was satisfactory to IAC. We believe that we did not take any actions during the two-year period following the spin-off that compromised the tax-free nature of that transaction. However, the statutes of limitations related to these tax periods remain open, and if taxing authorities successfully assert tax claims against IAC related to the spin-off, it could give rise to indemnification obligations of Ticketmaster under the tax sharing agreement.

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

As a result of these rules, even if each IAC spin-off otherwise qualifies as a transaction that is generally tax-free for United States federal income tax purposes, transactions involving Spinco or IAC equity securities (including transactions by certain significant stockholders) could cause IAC to recognize taxable gain with respect to the stock of the Spinco as described above. Although the restrictive covenants and indemnification provisions contained in the tax sharing agreement are intended to minimize the likelihood that such an event will occur, one or more of the IAC spin-offs may become taxable to IAC as a result of transactions in IAC or Spinco equity securities. As discussed previously, we, as successor-in-interest to Ticketmaster could be liable for such taxes under the tax sharing agreement or under applicable federal income tax rules.

In connection with the Merger, Ticketmaster received (i) two unqualified opinions of tax counsel (one dated as of the date of execution of the definitive merger agreement and one dated as of the closing date of the Merger) that the transaction as contemplated in the definitive merger agreement would not have an adverse tax effect on the spin-off, and (ii) IAC’s written acknowledgement that the closing date opinion was in form and substance satisfactory to IAC. However, the IRS may disagree with the conclusions in these opinions of counsel and determine that the Merger caused the Spin-off to be taxable to IAC. Were this to occur and that position were sustained, we, as successor-in-interest to Ticketmaster would be required to make material indemnification payments to IAC.

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

Risks Relating to the Merger

In connection with the Merger, we became subject to a Final Judgment imposing certain obligations and restrictions on us which could negatively impact our business.

On July 30, 2010, the United States District Court for the District of Columbia approved and entered a Final Judgment relating to the Merger that imposes certain obligations on us in order to address the issues the DOJ raised in its antitrust review of the Merger. Among other things, the Final Judgment required us to offer a license to the Ticketmaster ticketing technology to AEG and to divest Ticketmaster’s Paciolan ticketing business. We have entered into a license agreement with AEG and sold Paciolan to Comcast, thus satisfying those two requirements. Prospectively, pursuant to the Final Judgment, we have agreed to abide by certain behavioral remedies that prevent us from engaging in retaliatory business tactics or improper tying arrangements and to provide periodic reports to the DOJ about our compliance with the Final Judgment. The Final Judgment is in effect and will bind us until July 30, 2020.

During the duration of the Final Judgment, we are restricted from engaging in certain business activities that, absent the Final Judgment, would be lawful for us to undertake. Our inability to undertake these business strategies could disadvantage us when we compete against firms that are not restricted by any such order. Our compliance with the Final Judgment therefore creates certain unquantifiable business risks for us.

Also on January 25, 2010, we entered into a Consent Agreement with the Canadian Competition Commission, or the Canadian Consent Agreement, which had the effect of imposing essentially the same terms as the Final Judgment on our business in Canada. The Canadian Consent Agreement will remain in effect for ten years following the date of the agreement. The Canadian Consent Agreement creates similar risks for us, both in terms of creating potential enforcement actions and in limiting us from pursuing certain business practices.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2010, we own, operate or lease 88 entertainment venues and 104 other facilities, including office leases, throughout North America and 21 entertainment venues and 65 other facilities internationally. We believe our venues and facilities are generally well-maintained and in good operating condition and have adequate capacity to meet our current business needs. We have a fifteen-year lease ending June 30, 2020 for our corporate headquarters in Beverly Hills, California, used primarily by our executive and domestic operations management staff.

Our leases are for varying terms ranging from monthly to multi-year. These leases can typically be for terms of three to five years for our office leases and 10 to 20 years for our venue leases, and many provide for renewal options. There is no significant concentration of venues under any one lease or subject to negotiation with any one landlord. We believe that an important part of our management activity is to negotiate suitable lease renewals and extensions.

ITEM 3.	LEGAL PROCEEDINGS

CTS Arbitration

Live Nation Worldwide, Inc., or Live Nation Worldwide, and CTS were parties to an agreement, or the CTS agreement, pursuant to which CTS was to develop and Live Nation Worldwide licensed or agreed to use ticketing software or ticketing platforms. Under the agreement, CTS was to develop software to be licensed to Live Nation Worldwide to provide ticketing services in the United States and Canada. The CTS agreement also generally required Live Nation Worldwide to use CTS’s ticketing platforms in certain European countries so long as CTS’s existing platforms were appropriately modified to meet local market conditions. As of June 13, 2010, Live Nation Worldwide terminated the CTS agreement because CTS materially breached the agreement by failing to deliver a North American ticketing system that met the contractual requirements of being a “world class ticketing system . . . that fits the needs of the North American market,” and by failing to deliver a ticketing system for the United Kingdom and other European countries that fit the needs of those markets as required by the CTS agreement.

For North America, had CTS performed on the CTS agreement, it would have been generally entitled to receive, during the then 10-year term of the CTS agreement, a per ticket license fee upon the sale of certain tickets that Live Nation Worldwide or any of certain of its subsidiaries, which are collectively referred to as the Live Nation Worldwide entities, controlled and had the right to distribute by virtue of certain promotion and venue management relations. This per ticket fee for events in North America was payable to CTS regardless of whether the Live Nation Worldwide entities chose to use the CTS ticketing platform, Ticketmaster’s ticketing platform or another ticketing platform for the sale of such controlled tickets. For events in certain European countries, not including the United Kingdom, Live Nation Worldwide generally was required, during a 10-year term, to exclusively book on the CTS ticketing platform all tickets that the Live Nation Worldwide entities had the right to distribute (or, to the extent other ticketing platforms were used, Live Nation Worldwide was generally required to pay to CTS the same fee that would have been payable had the CTS platform been used). For events in the United Kingdom, Live Nation Worldwide was required, for a 10-year term, to (i) book on the CTS ticketing platform all tickets controlled by Live Nation Worldwide entities that are not allocated by Live Nation Worldwide for sale through other sales channels and (ii) to offer for sale on the CTS UK website a portion of the tickets controlled by the Live Nation Worldwide entities. Finally, the CTS agreement obligated Live Nation Worldwide and CTS to negotiate a set of noncompete agreements that, subject to legal restrictions, could have precluded Live Nation Worldwide from offering primary market ticketing services to third parties in certain European countries during the term of the CTS agreement.

In April 2010, CTS filed a request for arbitration with the International Court of Arbitration of the International Chamber of Commerce, or ICC, pursuant to the CTS agreement. In its request for arbitration, CTS asserts, among other things, that (i) the terms of the CTS agreement, including the North America per ticket license fee, European exclusivity obligations and United Kingdom distribution obligations described above, apply to tickets sold and distributed by Ticketmaster, (ii) Ticketmaster’s sales and distribution of tickets following the completion of the Merger have resulted in various breaches of Live Nation Worldwide’s obligations under the CTS agreement, (iii) Live Nation has failed to allocate the proper number of tickets to CTS’s system in the United Kingdom and (iv) the Merger and our subsequent actions have breached the implied covenant of good faith and fair dealing. In its request for arbitration, CTS seeks relief in the form of a declaration that Live Nation and Live Nation Worldwide are in breach of the CTS agreement and the implied covenant of good faith and fair dealing, specific performance of Live Nation Worldwide’s obligations under the CTS agreement, and unspecified damages resulting from such breaches. We expect that when CTS specifies its damages claims, they will include damages for royalties that would have been paid over the contemplated 10-year term of the CTS agreement, on Ticketmaster-controlled tickets (as well as tickets controlled by Live Nation Worldwide or any of certain of its subsidiaries), and for competitive injuries due to Ticketmaster’s operations in Europe.

In May 2010, we responded to CTS’s request for arbitration and filed counterclaims asserting that CTS breached the CTS agreement by failing to provide ticketing platforms that met the standard required by the CTS agreement for the North American and European markets. We are seeking relief primarily in the form of damages and a declaration that we validly terminated the CTS agreement based on CTS’s material breaches. We deny that CTS is entitled to collect damages for royalties that would have been paid over the full 10-year term of the CTS agreement, on Ticketmaster-controlled tickets, and for competitive injuries due to Ticketmaster’s operations in Europe. The matter has been assigned to an arbitrator and a hearing has been scheduled to commence in July 2011. We intend to vigorously defend the action.

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

Ticketing Fees Consumer Class Action Litigation

In October 2003, a purported representative action was filed in the Superior Court of California challenging Ticketmaster’s charges to online customers for shipping fees and alleging that its failure to disclose on its website that the charges contain a profit component is unlawful. The complaint asserted a claim for violation of California’s Unfair Competition Law, or UCL, and sought restitution or disgorgement of the difference between (i) the total shipping fees charged by Ticketmaster in connection with online ticket sales during the applicable period, and (ii) the amount that Ticketmaster actually paid to the shipper for delivery of those tickets. In August 2005, the plaintiff filed a first amended complaint, then pleading the case as a putative class action and adding the claim that Ticketmaster’s website disclosures in respect of its ticket order-processing fees constitute false advertising in violation of California’s False Advertising Law. On this new claim, the amended complaint seeks restitution or disgorgement of the entire amount of order-processing fees charged by Ticketmaster during the applicable period. In April 2009, the Court granted the plaintiff’s motion for leave to file a second amended complaint adding new claims that (a) Ticketmaster’s order processing fees are unconscionable under the UCL, and (b) Ticketmaster’s alleged business practices further violate the California Consumer Legal Remedies Act. Plaintiff later filed a third amended complaint, to which Ticketmaster filed a demurrer in July 2009. The Court overruled Ticketmaster’s demurrer in October 2009.

The plaintiff filed a class certification motion in August 2009, which Ticketmaster opposed. In February 2010, the Court granted certification of a class on the first two causes of action, which allege that Ticketmaster misrepresents/omits the fact of a profit component in its shipping and order processing fees. The class would consist of California consumers who purchased tickets through Ticketmaster’s website from 1999 to present. The Court denied certification of a class on the third and fourth causes of action, which allege that Ticketmaster’s shipping and order processing fees are unconscionably high. In March 2010, Ticketmaster filed a Petition for Writ of Mandate with the California Court of Appeal, and plaintiffs also filed a motion for reconsideration of the Superior Court’s class certification order. In April 2010, the Superior Court denied plaintiffs’ Motion for Reconsideration of the Court’s class certification order, and the Court of Appeal denied Ticketmaster’s Petition for Writ of Mandate. In June 2010, the Court of Appeal granted the plaintiffs’ Petition for Writ of Mandate and ordered the Superior Court to vacate its February 2010 order denying plaintiffs’ motion to certify a national class and enter a new order granting plaintiffs’ motion to certify a nationwide class on the first two claims. In September 2010, Ticketmaster filed its Motion for Summary Judgment on all causes of action in the Superior Court, and that same month plaintiffs filed their Motion for Summary Adjudication of various affirmative defenses asserted by Ticketmaster. In November 2010, Ticketmaster filed their Motion to Decertify Class.

In December 2010, the parties entered into a binding term sheet that provides for the settlement of the litigation and the resolution of all claims set forth therein. The settlement remains subject to preliminary and final approval by the Court. The plaintiffs are currently expected to file a motion for preliminary settlement approval on or after February 28, 2011. Ticketmaster and its parent, Live Nation Entertainment, Inc., have not acknowledged any violations of law or liability in connection with the matter, but have agreed to the settlement in order to eliminate the uncertainties and expense of further protracted litigation. Pursuant to the terms of the settlement, among other things, Ticketmaster will pay the fees of the claims administrator as well as the plaintiffs’ attorneys’ fees and certain costs that are approved by the Court and subject to a set maximum, and class members who meet certain conditions will be entitled to receive from Ticketmaster a cash payment and/or discounts off one or more future ticket purchases. The individual and aggregate values of each option are subject to set maximums. Ticketmaster will also make certain changes to disclosures on our website. As of December 31, 2010, we have accrued $21.2 million, our best estimate of the probable costs associated with this settlement. This liability includes an estimated redemption rate. Any difference between our estimated redemption rate and the actual redemption rate we experience will impact the final settlement amount; however, we do not expect this difference to be material.

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

Litigation Relating to the Merger of Live Nation and Ticketmaster

Ticketmaster and their Board of Directors were named as defendants in a pair of lawsuits filed in February 2009 in the Superior Court of California challenging the Merger. These actions were consolidated by court order in March 2009. The consolidated complaint, as amended, generally alleges that Ticketmaster and its directors breached their fiduciary duties by entering into the Merger Agreement without regard to the fairness of its terms to the Ticketmaster stockholders and in return for illicit payments of “surplus” Live Nation stock. It also alleges that the joint proxy statement/prospectus of Live Nation and Ticketmaster contained material omissions and misstatements. The plaintiffs moved for a preliminary injunction barring the completion of the Merger in December 2009, which motion was denied at a hearing held later that month. The Ticketmaster and Live Nation stockholders each approved the Merger in January 2010, and the Merger was consummated later that same month. In April 2010, the parties reached a settlement which the court preliminarily approved in July 2010. In November 2010, the Court gave final approval to the settlement and entered a Final Judgment and Order of Dismissal with Prejudice, thereby concluding the litigation.

Other Litigation

From time to time, we are involved in other legal proceedings arising in the ordinary course of our business, including proceedings and claims based upon violations of antitrust laws and tortious interference, which could cause us to incur significant expenses. We have also been the subject of personal injury and wrongful death claims relating to accidents at our venues in connection with our operations. As required, we accrued our estimate of the probable settlement or other losses for the resolution of any outstanding claims. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, including, in some cases, estimated redemption rates for the settlement offered, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. In addition, under our agreements with Clear Channel, we have assumed and will indemnify Clear Channel for liabilities related to our business for which they are a party in the defense.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was listed on the New York Stock Exchange under the symbol “LYV” on December 21, 2005. There were 5,006 stockholders of record as of February 22, 2011. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table presents the high and low sales prices of the common stock on the New York Stock Exchange during the calendar quarter indicated.

	Common Stock Market Price
	High	Low
2009
First Quarter	$6.55	$2.47
Second Quarter	$6.07	$2.55
Third Quarter	$8.88	$3.98
Fourth Quarter	$8.96	$6.33
2010
First Quarter	$14.82	$8.59
Second Quarter	$16.90	$10.41
Third Quarter	$11.72	$8.17
Fourth Quarter	$12.09	$9.03

Dividend Policy

Since the Separation and through December 31, 2010, we have not declared or paid any dividends. We presently intend to retain future earnings, if any, to finance the expansion of our business. Therefore, we do not expect to pay any cash dividends in the foreseeable future. Moreover, the terms of our senior secured credit facility limit the amount of funds which we will have available to declare and distribute as dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of our board of directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, plans for expansion and contractual restrictions with respect to the payment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA

	2010	2009	2008	2007	2006
(in thousands except per share data)
Results of Operations Data (1):
Revenue	$5,063,748	$4,181,021	$4,085,306	$3,635,389	$3,200,929
Operating Expenses:
Direct operating expenses	3,658,310	3,357,245	3,299,444	2,943,311	2,636,425
Selling, general and administrative expenses	1,014,491	617,709	618,577	553,259	430,548
Depreciation and amortization	321,666	158,118	140,039	107,428	113,656
Goodwill impairment	-	9,085	269,902	-	-
Loss (gain) on sale of operating assets	374	(2,983)	1,131	(20,735)	(9,873)
Corporate expenses	110,252	58,160	53,506	45,854	33,863
Acquisition transaction expenses	22,355	36,043	-	-	-

Operating income (loss)	(63,700)	(52,356)	(297,293)	6,272	(3,690)
Interest expense	116,527	66,365	70,104	64,297	36,790
Loss on extinguishment of debt	21,315	-	-	-	-
Interest income	(3,771)	(2,193)	(8,575)	(12,115)	(10,024)
Equity in (earnings) losses of nonconsolidated affiliates	(4,928)	(1,851)	(842)	7,737	1,330
Other expense (income)--net	(4,189)	1	(245)	(66)	(500)

Loss from continuing operations before income taxes	(188,654)	(114,678)	(357,735)	(53,581)	(31,286)
Income tax expense (benefit)	15,154	11,333	(24,257)	8,729	18,003

Loss from continuing operations	(203,808)	(126,011)	(333,478)	(62,310)	(49,289)
Income (loss) from discontinued operations, net of tax	(4,228)	76,277	95,653	54,990	30,056

Net loss	(208,036)	(49,734)	(237,825)	(7,320)	(19,233)
Net income attributable to noncontrolling interests	20,354	10,445	1,587	7,869	12,209

Net loss attributable to Live Nation Entertainment, Inc.	$(228,390)	$(60,179)	$(239,412)	$(15,189)	$(31,442)

Basic and diluted net income (loss) per common share attributable to common stockholders:
Loss from continuing operations attributable to Live Nation Entertainment, Inc.	$(1.36)	$(1.65)	$(4.39)	$(1.02)	$(0.94)
Income (loss) from discontinued operations attributable to Live Nation Entertainment, Inc.	(0.03)	0.92	1.25	$0.80	$0.46

Net loss attributable to Live Nation Entertainment, Inc.	$(1.39)	$(0.73)	$(3.14)	$(0.22)	$(0.48)

Cash dividends per share	$-	$-	$-	$-	$-

	As of December 31,
	2010	2009	2008	2007	2006
(in thousands)
Balance Sheet Data (1):
Total assets	$5,195,560	$2,341,759	$2,476,723	$2,749,820	$2,225,002
Long-term debt, net (including current maturities)	$1,731,864	$740,069	$824,120	$753,017	$639,146
Redeemable preferred stock	$-	$40,000	$40,000	$40,000	$40,000
Live Nation Entertainment, Inc. stockholders’ equity	$1,364,416	$652,317	$677,853	$942,097	$642,269

(1)	Acquisitions and dispositions significantly impact the comparability of the historical consolidated financial data reflected in this schedule of Selected Financial Data.

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

Executive Overview

In January 2010, we completed our merger with Ticketmaster, which we believe will allow the combined company to capitalize on multiple opportunities created by bringing together a global concert business, global live event ticketing operations and a leading artist management company. Moving forward our strategy is centered on expanding our presence in the world’s largest markets, leveraging our leadership position in live entertainment and ecommerce to sell more tickets and grow our revenue streams surrounding the ticket purchase and live event, and continuing to optimize our cost structure.

The combined company is well-positioned to better serve artists, teams, fans and venues as we drive innovation across our platform, including strengthening our eCommerce operations and improving the ticket purchase experience and capitalizing on the depth and size of our fan databases. At the end of 2010, the majority of the integration efforts and staffing reductions were complete. We are focused on our evolving operations and executing our growth strategy.

We saw overall weakness in the concert industry in 2010, as the volume of ticket sales declined year over year and decreased our overall attendance by 4.9 million, or 9.4%. However, successful promotions helped drive consistent year over year on-site spending at our owned and operated amphitheaters. Internationally, we saw strong festival results including an increase in the net ancillary revenue per attendee at these festivals as well.

Reduced ticket sales impacted our Ticketing segment as well, with ticket volumes declining by 7.6% overall compared to prior year combined sales, as our ticketing clients, in aggregate, experienced ticket sales declines. During 2010, we began executing a series of initiatives aimed at improving the ticket buying experience for live event fans including rolling out interactive seat maps and expanding our digital distribution capabilities such as mobile and social media.

Our eCommerce segment generated improved results primarily due to the Merger and increased sales of advertising on Ticketmaster.com. During 2010, we began strategically enhancing our online storefront and improving the functionality of our site, so that we can capture incremental upsell opportunities to drive future growth. Our average combined monthly unique visitors increased 3.2% in 2010 to 26.1 million and we continued to grow our online advertising.

Our Sponsorship segment continued to generate growth despite the challenging environment, as average sponsorship per sponsor increased in 2010 as compared to the prior year. We continued to leverage our extensive on-site and online reach, global venue distribution network, artist relationships and ticketing operations to secure long-term sponsorship agreements with major brands.

The Artist Nation segment was impacted by reduced touring by the artists it serves in both the management and services businesses. However, we continued to grow our artist roster through new signings and strengthened our management team by securing additional artist managers. We are actively pursuing strategic acquisitions to grow our international footprint.

We remain optimistic about the long-term future of the company. Despite current macro-economic challenges including constrained consumer spending and the resulting decline in ticket sales, we remain focused on maximizing our direct connection with millions of fans and further improving the products and services we provide to our clients. We will build on the value of our four main levers surrounding the live event – ticketing/ecommerce, artist management, sponsorship and onsite ancillary spend. We are also focused on expanding our presence in the world’s largest entertainment markets, while reducing our exposure to smaller, less profitable markets. We intend to leverage our fan database and use it to drive increased ticket sales through better marketing, increase our value to advertisers through better ad targeting and drive new revenue by providing insights on fan purchasing behaviors to our ticketing clients. We also intend to increase ticket sales by helping our clients more efficiently price and market live events and by expanding our digital distribution presence.

Our History

We were incorporated in Delaware on August 2, 2005 in preparation for the spin-off of substantially all of Clear Channel’s entertainment assets and liabilities. The Separation was completed on December 21, 2005, at which point we became a publicly traded company on the New York Stock Exchange trading under the symbol “LYV”.

Our Merger with Ticketmaster

On January 25, 2010, we and Ticketmaster completed our Merger. As part of the Merger, Ticketmaster stockholders received 1.4743728 shares of Live Nation common stock for each share of Ticketmaster common stock they owned. Effective on the date of the Merger, Ticketmaster became a wholly-owned subsidiary of Live Nation named Ticketmaster Entertainment LLC and Live Nation, Inc. changed its name to Live Nation Entertainment, Inc.; subsequently, in connection with certain financing transactions completed on May 6, 2010, Ticketmaster was merged into the Company and the separate corporate existence of Ticketmaster ceased.

Under the terms of the agreement reached with the DOJ in connection with obtaining regulatory clearance for the Merger, we agreed to divest our ticketing subsidiary, Paciolan, and to license the Ticketmaster ticketing system to AEG, for a period of up to five years, in addition to other terms intended to protect competitive conditions in ticketing and promotions. In March 2010, we sold Paciolan to Comcast.

Segment Overview

Our reportable segments are Concerts, Ticketing, Artist Nation, eCommerce and Sponsorship. Prior to 2010, our reportable operating segments were North American Music, International Music and Ticketing. In 2010, subsequent to the Merger, we reorganized our business units and the way in which these businesses are assessed and therefore changed our reportable segments. Our businesses formerly reported as North American Music and International Music are now allocated primarily to the Concerts segment with a portion allocated to our Sponsorship segment. Our business formerly reported as Ticketing remains in the Ticketing segment in 2010 with the exception of the allocation to our eCommerce segment of a fee per ticket for every ticket sold online in the U.S. and Canada, along with online advertising. The Artist Nation segment is primarily made up of Front Line’s artist management business and our artist services business which was previously reported as a component of the North American Music segment. These changes were made to be consistent with the way the chief operating decision makers are now managing the business after the Merger with Ticketmaster.

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

To judge the health of our Concerts segment, we primarily monitor the number of confirmed events in our network of owned and/or operated and third-party venues, talent fees, average paid attendance and advance ticket sales. In addition, at our owned and/or operated venues, we monitor attendance, ancillary revenue per fan and premium seat sales. For business that is conducted in foreign markets, we compare the operating results from our foreign operations to prior periods on a constant dollar basis.

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

eCommerce

Our eCommerce segment manages our online, or eCommerce, activities including enhancements to our websites, bundling product offerings and online advertising at our websites. Through our websites, we sell tickets to our own events as well as tickets for our ticketing services clients and disseminate event and related merchandise information online. This segment records a fee per ticket that is paid to it by the Ticketing segment on every ticket sold online via www.livenation.com and www.ticketmaster.com in the U.S. and Canada.

To judge the health of our eCommerce segment, we primarily review the number of unique visitors to our websites, the overall number of customers in our database and the online revenue received from sponsors advertising on our websites.

Sponsorship

Our Sponsorship segment employs a sales force that creates and maintains relationships with sponsors, through a combination of strategic, international, national and local opportunities for businesses to reach customers through our concert, venue, artist relationship and ticketing assets.

To judge the health of our Sponsorship segment, we primarily review the average revenue per sponsor and the total revenue generated through sponsorship arrangements.

See further discussion of our segments in Item 1. Business—Our Business.

Consolidated Results of Operations

	Year Ended December 31,			% Change	% Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
(in thousands)

Revenue	$5,063,748	$4,181,021	$4,085,306	21%	2%
Operating expenses:
Direct operating expenses	3,658,310	3,357,245	3,299,444	9%	2%
Selling, general and administrative expenses	1,014,491	617,709	618,577	64%	-
Depreciation and amortization	321,666	158,118	140,039	*	13%
Goodwill impairment	-	9,085	269,902	*	*
Loss (gain) on sale of operating assets	374	(2,983)	1,131	*	*
Corporate expenses	110,252	58,160	53,506	90%	9%
Acquisition transaction expenses	22,355	36,043	-	(38)%	*

Operating loss	(63,700)	(52,356)	(297,293)	22%	(82)%
Operating margin	(1.3)%	(1.3)%	(7.3)%

Interest expense	116,527	66,365	70,104
Loss on extinguishment of debt	21,315	-	-
Interest income	(3,771)	(2,193)	(8,575)
Equity in earnings of nonconsolidated affiliates	(4,928)	(1,851)	(842)
Other expense (income)—net	(4,189)	1	(245)

Loss from continuing operations before income taxes	(188,654)	(114,678)	(357,735)
Income tax expense (benefit):
Current	40,175	19,584	(28,355)
Deferred	(25,021)	(8,251)	4,098

Loss from continuing operations	(203,808)	(126,011)	(333,478)
Income (loss) from discontinued operations, net of tax	(4,228)	76,277	95,653

Net loss	(208,036)	(49,734)	(237,825)
Net income attributable to noncontrolling interests	20,354	10,445	1,587

Net loss attributable to Live Nation Entertainment, Inc.	$(228,390)	$(60,179)	$(239,412)

Notes:	Acquisitions and dispositions significantly impact the comparability of the historical consolidated financial data reflected in this schedule of Consolidated Results of Operations.

Non-cash and stock-based compensation expense of $27.1 million, $7.2 million and $8.3 million is included in corporate expenses and $34.5 million, $9.5 million and $27.0 million is included in selling, general and administrative expenses for the years ended December 31, 2010, 2009 and 2008, respectively. A nominal amount and ($0.7) million is included in discontinued operations for the years ended December 31, 2009 and 2008, respectively. There was no non-cash and stock-based compensation expense included in discontinued operations for the year ended December 31, 2010. The non-cash and stock-based compensation expense for 2010, 2009 and 2008 includes expenses related to stock option and restricted stock grants as well as incentive bonuses being paid in stock in lieu of cash.

*	Percentages are not meaningful.

Key Operating Metrics

	Year Ended December 31,
	2010		2009		2008
Concerts
Estimated Events:
North America:
Owned and/or operated amphitheaters	1,011		958		1,058
Owned and/or operated all other	10,201		9,917		9,746
Other events	2,907		3,336		4,214
International:
Festivals	26		24		27
Owned and/or operated all other	4,622		4,414		4,137
Other events	2,323		3,050		2,985

Total estimated events	21,090		21,699		22,167

Estimated Attendance (rounded) :
North America:
Owned and/or operated amphitheaters	9,430,000		10,056,000		10,457,000
Owned and/or operated all other	6,950,000		5,684,000		7,193,000
Other events	14,223,000		17,136,000		18,617,000
International:
Festivals	1,286,000		1,130,000		1,160,000
Owned and/or operated all other	5,989,000		5,821,000		5,063,000
Other events	9,384,000		12,321,000		9,624,000

Total estimated attendance	47,262,000		52,148,000		52,114,000

Ancillary net revenue per attendee:
North America amphitheaters	$17.57		$17.96		$16.49
International festivals	$15.95		$14.81		$14.42
Ticketing (in thousands)
Number of tickets sold:
Concerts	63,428	53%	10,084	100%	-
Sports	22,094	18%	-	-	-
Arts & theater	18,559	15%	-	-	-
Family	11,409	10%	-	-	-
Other	4,408	4%	-	-	-

	119,898	100%	10,084	100%	-

Gross value of tickets sold (in thousands):
Concerts	$4,173,309		$552,752		$-
Sports	1,132,469		-		-
Arts & theater	1,252,640		-		-
Family	494,168		-		-
Other	175,231		-		-

	$7,227,817		$552,752		$-

Sponsorship
Sponsorship revenue recognized (in thousands)	$161,742		$161,042		$159,320
Estimated average sponsorship dollars per sponsor (rounded)	$204,000		$190,000		$190,000

Note:	Events generally represent a single performance by an artist. Attendance generally represents the number of fans who were present at an event. Festivals are counted as one event in the quarter in which the festival begins but attendance is split over the days of the festival and can be split between quarters. Events and attendance metrics are estimated each quarter.

Events listed above include events in our owned and/or operated venues as well as events we promote in third-party venues. Excluded from the table above are events and attendance that occurred in the North American theatrical business that was sold in January 2008, our motor sports business that was sold in September 2008 and our United Kingdom theatrical business that was sold in October 2009.

The number and gross value of tickets sold includes primary tickets only.

Our January 2010 Merger significantly impacted the comparability of the ticketing metrics reflected in this schedule of Key Operating Metrics.

Revenue

Our revenue increased $882.7 million, or 21%, during the year ended December 31, 2010 as compared to the prior year. Excluding the decreases of approximately $37.5 million related to the impact of changes in foreign exchange rates, revenue increased $920.2 million, or 22%. Overall increases in revenue were primarily due to increases in our Ticketing, Artist Nation and eCommerce segments of $978.3 million, $110.7 million and $71.7 million, respectively, driven by the incorporation of the Ticketmaster results after the completion of the Merger partially offset by a decrease in our Concerts segment of $266.0 million.

Our revenue increased $95.7 million, or 2%, during the year ended December 31, 2009 as compared to the prior year. Excluding the decreases of approximately $179.8 million related to the impact of changes in foreign exchange rates, revenue increased $275.5 million, or 7%. Overall increases in revenue were primarily due to increases in our Ticketing, Concerts and Artist Nation segments of $44.6 million, $27.9 million and $22.7 million, respectively.

More detailed explanations of the changes for the years ended 2010 and 2009 are included in the applicable segment discussions contained herein.

Direct operating expenses

Our direct operating expenses increased $301.1 million, or 9%, during the year ended December 31, 2010 as compared to the prior year. Excluding the decreases of approximately $28.8 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $329.9 million, or 10%. Overall increases in direct operating expenses were primarily due to an increase in our Ticketing segment of $478.3 million driven by the incorporation of the Ticketmaster results after the completion of the Merger partially offset by a decrease in our Concerts segment of $191.9 million.

Our direct operating expenses increased $57.8 million, or 2%, during the year ended December 31, 2009 as compared to the prior year. Excluding the decreases of approximately $150.1 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $207.9 million, or 6%. Overall increases in direct operating expenses were primarily due to increases in our Concerts and Artist Nation segments of $25.9 million and $21.1 million, respectively.

Direct operating expenses include artist fees, ticketing client royalties, show-related marketing and advertising expenses along with other costs.

More detailed explanations of the changes for the years ended 2010 and 2009 are included in the applicable segment discussions contained herein.

Selling, general and administrative expenses

Our selling, general and administrative expenses increased $396.8 million, or 64%, during the year ended December 31, 2010 as compared to the prior year. Excluding the decreases of approximately $2.7 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $399.5 million, or 65%. Overall increases in selling, general and administrative expenses were primarily due to increases in our Ticketing, Artist Nation and eCommerce segments of $297.3 million, $57.3 million and $24.1 million, respectively, driven by the incorporation of the Ticketmaster results after the completion of the Merger.

Our selling, general and administrative expenses decreased $0.9 million, or 2%, during the year ended December 31, 2009 as compared to the prior year. Excluding the decreases of approximately $19.7 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $18.8 million, or 3%. Overall decreases in selling, general and administrative expenses were primarily due to decreases in our Sponsorship and Concerts segment of $5.1 million and $3.0 million, respectively, partially offset by an increase in our Ticketing segment of $7.6 million.

More detailed explanations of the changes for the years ended 2010 and 2009 are included in the applicable segment discussions contained herein.

Depreciation and amortization

Our depreciation and amortization increased $163.5 million during the year ended December 31, 2010 as compared to the prior year. Excluding the decreases of approximately $0.1 million related to the impact of changes in foreign exchange rates, depreciation and amortization expense increased $163.6 million. Overall depreciation and amortization expense increased primarily due to increases in depreciation and amortization in our Ticketing and Artist Nation segments of $121.3 million and $31.6 million, respectively. These overall increases are primarily driven by the addition of the definite-lived intangible assets due to the incorporation of the Ticketmaster results after the completion of the Merger. During 2010, we recorded an impairment charge of $43.6 million related primarily to a HOB club, a theatrical theater, a trade name and an artist revenue-generating contract.

Our depreciation and amortization increased $18.1 million, or 13%, during the year ended December 31, 2009 as compared to the prior year. Excluding the decreases of approximately $3.8 million related to the impact of changes in foreign exchange rates, depreciation and amortization expense increased $21.9 million, or 16%. Overall depreciation and amortization expense increased primarily due to increases in depreciation and amortization in our Concerts and Ticketing segments of $9.8 million and $5.7 million, respectively. During 2009, we recorded an impairment charge of $10.5 million related to several venues.

More detailed explanations of the changes for the years ended 2010 and 2009 are included in the applicable segment discussions contained herein.

Goodwill impairment

We test goodwill for impairment annually, generally as of October 1, using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, employed for any reporting unit that fails the first step, is used to measure the amount of any potential impairment and compares the implied fair value of the reporting unit with the carrying amount of goodwill. We also test goodwill for impairment in other periods if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

In 2009, we recorded deferred tax liabilities of $9.1 million with an offset to goodwill primarily in connection with our 2006 acquisition of HOB. Since the goodwill for a reporting unit within our Concerts operating segment was fully impaired during 2008, we immediately recorded an impairment charge of $9.1 million.

In 2008, while we were performing our annual goodwill impairment test, we experienced a significant decline in our market capitalization. Based upon the results of this impairment test, we recorded an impairment charge of $269.9 million related to a reporting unit within our Concerts operating segment which represented all of the remaining goodwill previously recorded for this reporting unit. Also in 2008, in connection with the sale of our non-core events business (classified as discontinued operations), we recorded a $13.0 million goodwill impairment charge related to the goodwill for this business as a component of operating expenses in discontinued operations as it was determined that those assets were impaired since the estimated undiscounted cash flows, based on expected sales proceeds associated with those assets, were less than their carrying value.

Loss (gain) on sale of operating assets

We recorded a net loss on sale of operating assets of $0.4 million during the year ended December 31, 2010 as compared to a net gain of $3.0 million for the prior year. The net loss in 2010 is primarily the result of the $5.2 million loss resulting from our sale of Paciolan in the first quarter of 2010 partially offset by gains of $4.3 million on the sale of a music theater in Sweden and the final settlement received for the 2009 sale of a music theater in London.

We recorded a net gain on sale of operating assets of $3.0 million during the year ended December 31, 2009 as compared to a net loss of $1.1 million for the prior year. The net gain recorded in 2009 included $2.2 million on the sales of our 20% equity investment in MLK and a music theater in West Virginia.

Corporate expenses

Corporate expenses increased $52.1 million, or 90%, during the year ended December 31, 2010 as compared to the prior year primarily due to $11.2 million in incremental non-cash compensation expense associated with equity awards exchanged or accelerated in connection with the Merger, $4.7 million of severance cost associated with the reorganization of our business units subsequent to the Merger and $35.8 million in incremental expense resulting from the expansion of corporate functions and other costs as a result of the Merger.

Corporate expenses increased $4.7 million, or 9%, during the year ended December 31, 2009 as compared to the prior year primarily due to additional compensation driven by improved performance.

Acquisition transaction expenses

Acquisition transaction expenses decreased $13.7 million during the year ended December 31, 2010 as compared to the prior year primarily due to completion of the Merger partially offset by changes in the fair value of acquisition-related contingent consideration.

Acquisition transaction expenses increased $36.0 million during the year ended December 31, 2009 as compared to the prior year primarily due to costs associated with the Merger. In accordance with the new accounting provisions for business combinations that we adopted in January 2009, these costs are now required to be expensed as incurred beginning in 2009.

Interest expense

Interest expense increased $50.2 million, or 76%, for the year ended December 31, 2010 as compared to the prior year primarily due to higher debt balances, from the debt obtained in the Merger, and higher average interest rates.

Interest expense decreased $3.7 million, or 5%, for the year ended December 31, 2009 as compared to the prior year primarily due to lower debt balances and decreases in average interest rates.

Our debt balances and weighted average cost of debt, excluding the debt discount on convertible senior notes and the debt premium on the 10.75% senior notes, were $1.756 billion and 6.0%, respectively, at December 31, 2010, and $832.9 million and 5.3%, respectively, at December 31, 2009.

Loss on extinguishment of debt

We recorded a loss on extinguishment of debt of $21.3 million for the year ended December 31, 2010, related to the replacement of our senior secured credit facilities in May 2010 with a new credit agreement that provides for $1.2 billion in total credit facilities and redemption of our redeemable preferred stock.

Interest income

Interest income did not change significantly for the year ended December 31, 2010 as compared to the prior year.

Interest income decreased $6.4 million during the year ended December 31, 2009 as compared to the prior year primarily due to lower excess cash invested in money market funds and other short-term investments.

Equity in (earnings) losses of nonconsolidated affiliates

Equity in earnings of nonconsolidated affiliates increased $3.1 million for the year ended December 31, 2010 as compared to the prior year, primarily due to income from our investment in a ticketing business in Mexico acquired as part of the Merger.

Equity in earnings of nonconsolidated affiliates did not change significantly for the year ended December 31, 2009 as compared to the prior year.

Other expense (income)—net

Other expense (income)—net was income of $4.2 million for the year ended December 31, 2010 primarily due to the impact of changes in foreign exchange rates of $2.8 million in 2010.

Income taxes

Our 2010 effective tax rate of 8% represented net tax expense of $15.2 million compared to our 2009 effective tax rate of 10% which represented a net tax expense of $11.3 million for the years ended December 31, 2010 and 2009, respectively. In 2010, income tax expense includes $10.1 million related to statutory expense for entities outside of the U.S. and for Front Line, which files a separate U.S. Federal tax return apart from the Company’s other domestic operations, $4.9 million related to state tax expense, $1.5 million tax expense for true-ups, $3.1 million tax benefit related to valuation allowance release and other tax expense of approximately $1.8 million. The net increase in 2010 tax expense as compared to 2009 is principally driven by higher tax benefits recognized in 2009 related to settlements of uncertain tax positions.

Our effective tax rate for 2009 was 10% as compared to an effective tax rate of 7% for 2008. The higher net tax expense as compared to the 2008 tax benefit is principally driven by the tax benefit for a portion of U.S. operations in 2008 attributable to the gain on sale of certain discontinued operations.

Discontinued operations

In January 2008, we completed the sale of substantially all of our North American theatrical business, which included the assets of the North American theatrical presenting business and certain theatrical venues, to Key Brand Entertainment Inc. and its lenders for a gross sales price of $90.4 million. After fees, expenses, an adjustment to replace the show cash of the North American theatrical business that was previously removed from the operations and utilized by us and other adjustments, we received $18.5 million of proceeds in 2008, net of cash sold and transaction costs, and an additional $12.6 million in 2009. The sale of the North American theatrical business resulted in a total pre-tax gain of $17.8 million.

In September 2008, we sold our motor sports business to Feld Acquisition Corp., a wholly-owned subsidiary of Feld Entertainment, Inc. for a gross sales price of $175.0 million in cash, subject to certain net working capital and other post-closing adjustments, in addition to a performance-based contingent payment of up to $30.0 million over a five-year period commencing with calendar year 2009. After estimated fees, expenses and other adjustments, we received $166.5 million of net proceeds, excluding the contingent payment. The sale of the motor sports business resulted in a pre-tax gain of $145.0 million.

In October 2008, we sold our non-core events business along with rights to certain DVD projects to Events Acquisition Corporation, which is owned by Michael Cohl who is a former director and executive officer of the Company. The events business included rights or investments in certain non-music and exhibition-style events. We will receive approximately $15.4 million for the events business, DVD projects and other rights, in addition to performance-based contingent payments and undistributed profits related to future periods. We recorded a $0.8 million pre-tax gain in discontinued operations and a $0.7 million loss in continuing operations. In the third quarter of 2008, we recorded a $29.2 million impairment related to the events business, including a $13.0 million impairment of goodwill, and also a $1.5 million impairment related to the DVD projects.

In October 2009, we sold our remaining theatrical venues and operations in the United Kingdom to The Ambassador Theatre Group Limited for a gross sales price of $148.7 million. After fees, expenses, and a working capital adjustment, we received $111.3 million of net proceeds. The sale of the U.K. theatrical business resulted in a tax-free gain of $56.6 million in the fourth quarter of 2009. For the year ended December 31, 2010, we reported an additional $4.2 million of expense related to the sale.

Our discontinued operations reported income before loss (gain) on disposal of $21.7 million for the year ended December 31, 2009 and a loss before loss (gain) on disposal of $4.1 million for the year ended December 31, 2008. We recorded a loss on disposal of $4.2 million and gains on disposal of $54.6 million and $99.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. The gain on disposal for 2008 is net of tax of $64.6 million.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests increased $9.9 million during the year ended December 31, 2010 as compared to the prior year primarily due to better operating results for AMG, Tecjet and the O2 Dublin.

Net income attributable to noncontrolling interests increased $8.9 million during the year ended December 31, 2009 as compared to the prior year primarily due to better operating results for DF Concerts, Angel Festivals Limited and the O2 Dublin.

Concerts Results of Operations

Our Concerts segment operating results were, and discussions of significant variances are, as follows:

				% Change	% Change
	Year Ended December 31,			2010 vs. 2009	2009 vs. 2008
	2010	2009	2008
(in thousands)

Revenue	$3,438,350	$3,704,322	$3,676,392	(7)%	1%
Direct operating expenses	2,910,334	3,102,212	3,076,264	(6)%	1%
Selling, general and administrative expenses	524,672	510,975	513,925	3%	(1)%
Depreciation and amortization	139,129	129,742	119,944	7%	8%
Goodwill impairment	-	9,085	269,902	*	*
Loss (gain) on sale of operating assets	(4,848)	(2,969)	227	*	*
Acquisition transaction expenses	(2,424)	1,117	-	*	*

Operating loss	$(128,513)	$(45,840)	$(303,870)	*	(85)%

Operating margin	(3.7)%	(1.2)%	(8.3)%

Adjusted operating income **	$15,366	$99,846	$110,825	(85)%	(10)%

*	Percentages are not meaningful.
**	Adjusted operating income (loss) is discussed in more detail and reconciled to operating income (loss) below.

Year Ended 2010 Compared to Year Ended 2009

Concerts revenue decreased $266.0 million, or 7%, during the year ended December 31, 2010 as compared to the prior year. Excluding the decrease of $33.2 million related to the impact of changes in foreign exchange rates, revenue decreased $232.8 million, or 6%, primarily due to an overall decrease in events and attendance for stadiums and arenas, a decrease in average attendance for amphitheaters and a reduction in revenue of $8.4 million related to the effect of our divestiture of two music theaters and a club in September 2009 and a music theater in Sweden in December 2010. Offsetting these decreases were strong festival operations internationally and an increase in revenue of $10.5 million related to our acquisitions of Brand New Live in February 2009, Tecjet in March 2009 and Parcolimpico in November 2009.

Concerts direct operating expenses decreased $191.9 million, or 6%, during the year ended December 31, 2010 as compared to the prior year. Excluding the decrease of $27.1 million related to the impact of changes in foreign exchange rates, direct operating expenses decreased $164.8 million, or 5%, primarily due to lower expenses associated with the decreased events along with $4.6 million less expense due to the divestitures noted above. Partially offsetting these decreases were incremental direct operating expenses of $2.8 million related to the acquisitions noted above and a $13.4 million write-down related to certain artist advances.

Concerts selling, general and administrative expenses increased $13.7 million, or 3%, during the year ended December 31, 2010 as compared to the prior year. Excluding the decrease of $2.6 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $16.3 million, or 3%, due to higher costs related to salaries, insurance claims and new locations in 2010, $5.8 million in severance relating to two reorganizations in North America and $6.3 million in incremental expenses related to the acquisitions noted above. Partially offsetting these increases were decreases in selling, general and administrative expenses of $2.4 million relating to the divestitures noted above.

Concerts depreciation and amortization increased $9.4 million, or 7%, during the year ended December 31, 2010 as compared to the prior year primarily due to an impairment charge of $31.2 million recorded in 2010 related to a House of Blues club and an artist contract intangible along with increased amortization expense relating to our April 2010 acquisition of the remaining 49% interest in LN—Haymon. Partially offsetting these increases were decreases relating to $9.7 million of impairments recorded during 2009 related to two theaters, four clubs and a theater development project that was no longer being pursued.

Concerts recorded a goodwill impairment of $9.1 million in 2009 in connection with our 2006 acquisition of HOB.

Concerts gain on sale of operating assets was $4.8 million for the year ended December 31, 2010, primarily due to a $4.3 million gain on the sale of a music theater in Sweden and the final settlement received for the 2009 sale of a music theater in London.

Concerts acquisition transaction expenses decreased by $3.5 million during the year ended December 31, 2010 as compared to the prior year primarily due to the $3.1 million adjustment recorded in 2010 related to the change in fair value of acquisition-related contingent consideration.

The increase in operating loss for Concerts was primarily related to the reduced show results for stadiums, arenas and amphitheaters along with the write-down related to certain artist advances, partially offset by strong festival results.

Year Ended 2009 Compared to Year Ended 2008

Concerts revenue increased $27.9 million, or 1%, during the year ended December 31, 2009 as compared to the prior year. Excluding the decrease of $162.1 million related to the impact of changes in foreign exchange rates, revenue increased $190.0 million, or 5.2%, primarily due to stronger festivals in the United Kingdom and Belgium, and strong stadium shows for global touring artists U2 and Madonna. We also experienced higher promotion revenue in Spain, the Netherlands and Denmark driven by strong stadium events, a rental income increase due to the reopening of the O2 in Dublin in December 2008, incremental revenue related to the opening of our House of Blues clubs in Houston and Boston and increased attendance and average ticket prices at third-party venues. We had incremental revenue of $66.2 million related to the effect of our acquisitions which include DF Concerts in April 2008, De-Lux in October 2008, Brand New Live in February 2009 and Tecjet in March 2009. Partially offsetting these increases was an overall decrease in the events and attendance for North American amphitheaters, theaters and clubs, a reduction in special events at our House of Blues clubs, and a reduction of $39.7 million relating to our divestitures of F&P Italia in September 2008 and three Boston venues in September 2009.

Concerts direct operating expenses increased $25.9 million, or 1%, during the year ended December 31, 2009 as compared to the prior year. Excluding the decrease of $138.8 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $164.7 million, or 5.4%, primarily due to incremental direct operating expenses of $58.9 million related to the effect of our acquisitions noted above, additional expenses due to the reopening of the O2 Dublin and the opening of two House of Blues clubs, increases in expense related to stronger festival performance, increased attendance at third-party venues and higher promotion revenue. These increases were partially offset by lower expenses associated with the decreased number of events for North American amphitheaters, theaters and clubs and House of Blues clubs special events along with a decline of $34.5 million related to the impact of the dispositions noted above.

Concerts selling, general and administrative expenses decreased $3.0 million, or 1%, during the year ended December 31, 2009 as compared to the prior year. Excluding the decrease of $18.3 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $15.3 million, or 3%, due to incremental expenses of $6.7 million related to the acquisitions noted above and higher compensation costs driven in part by improved performance. Partially offsetting these increases were reductions in expenses due to cost-saving initiatives and $2.4 million related to the dispositions noted above.

Concerts depreciation and amortization increased $9.8 million, or 8%, during the year ended December 31, 2009 as compared to the prior year primarily due to an impairment of $9.7 million recorded during 2009 related to two theaters, four clubs and a theater development project that was no longer being pursued.

Concerts recorded a goodwill impairment of $9.1 million in 2009 in connection with our 2006 acquisition of HOB and $269.9 million in 2008 related to projected earnings for a reporting unit which represented all of the remaining goodwill previously recorded for this reporting unit.

The decrease in operating loss for Concerts in 2009 was primarily a result of the 2008 goodwill impairment.

Ticketing Results of Operations

Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

				% Change	% Change
	Year Ended December 31,			2010 vs. 2009	2009 vs. 2008
	2010	2009	2008
(in thousands)

Revenue	$1,039,886	$61,622	$16,973	*	*
Direct operating expenses	502,375	24,056	9,370	*	*
Selling, general and administrative expenses	325,664	28,381	20,823	*	36%
Depreciation and amortization	131,533	10,275	4,580	*	*
Loss on sale of operating assets	5,186	5	-	*	*
Acquisition transaction expenses	780	-	-	*	*

Operating income (loss)	$74,348	$(1,095)	$(17,800)	*	(94)%

Operating margin	7.1%	(1.8)%	(104.9)%

Adjusted operating income (loss) **	$231,367	9,453	(11,715)	*	*

*	Percentages are not meaningful.
**	Adjusted operating income (loss) is discussed in more detail and reconciled to operating income (loss) below.

Year Ended 2010 Compared to Year Ended 2009

Ticketing revenue increased $978.3 million during the year ended December 31, 2010 as compared to the prior year primarily due to the Merger. Revenue related to ticketing service charges for our events where we control ticketing is deferred and recognized as the event occurs.

Ticketing direct operating expenses increased $478.3 million during the year ended December 31, 2010 as compared to the prior year primarily due to the Merger.

Ticketing selling, general and administrative expenses increased $297.3 million during the year ended December 31, 2010 as compared to the prior year primarily due to the Merger which includes $23.0 million of expense related to legal settlement accruals.

Ticketing depreciation and amortization increased $121.3 million during the year ended December 31, 2010 as compared to the prior year primarily due to the $115.7 million increase resulting from our Merger including a $10.0 million impairment relating to an indefinite-lived intangible asset trade name, as well as $4.5 million related to the acceleration of depreciation expense for the CTS ticketing platform assets that are no longer in use.

Ticketing loss on sale of operating assets of $5.2 million during the year ended December 31, 2010 is primarily due to the sale of Paciolan in March 2010.

The increase in operating income for Ticketing was primarily due to the addition of the Ticketmaster ticketing operations.

Year Ended 2009 Compared to Year Ended 2008

Ticketing revenue increased $44.6 million during the year ended December 31, 2009 as compared to the prior year primarily due to increased service charge revenue from our ticketing services. Revenue related to ticketing service charges for our owned and/or operated venues is recognized as the event occurs. 2009 represented the first full year of our stand-alone ticketing operations.

Ticketing direct operating expenses increased $14.7 million during the year ended December 31, 2009 as compared to the prior year due to costs associated with our expanded ticketing operations.

Ticketing selling, general and administrative expenses increased $7.6 million, or 36%, during the year ended December 31, 2009 as compared to the prior year primarily due to increased salary costs and maintenance expense related to the operations of our ticketing services and website management. We began the build-out of our ticketing infrastructure at the beginning of 2008, therefore, the costs during 2008 did not reflect a fully-loaded cost base necessary for running our ticketing operations.

Ticketing depreciation and amortization expense increased $5.7 million during the year ended December 31, 2009 as compared to the prior year primarily due to depreciation expense related to software and infrastructure for our ticketing and website platforms. Depreciation on our ticketing system did not begin until the system launched in December 2008.

The decreased operating loss for Ticketing was primarily a result of increased revenue, net of expenses, from ticket service charges for events that occurred in 2009 sold by our ticketing operations. Partially offsetting these increases were higher selling, general and administrative and depreciation expenses related to our ticketing platform as we had just begun building our ticketing infrastructure in early 2008.

Artist Nation Results of Operations

Our Artist Nation segment operating results were, and discussions of significant variances are, as follows:

				% Change	% Change
	Year Ended December 31,			2010 vs. 2009	2009 vs. 2008
	2010	2009	2008
(in thousands)

Revenue	$362,159	$251,499	$228,830	44%	10%
Direct operating expenses	233,016	202,281	181,169	15%	12%
Selling, general and administrative expenses	93,995	36,692	37,006	*	(1)%
Depreciation and amortization	41,520	9,963	8,629	*	15%
Loss (gain) on sale of operating assets	20	9	(5)	*	*
Acquisition transaction expenses	6,277	-	-

Operating income (loss)	$(12,669)	$2,554	$2,031	*	26%

Operating margin	(3.5)%	1.0%	0.9%

Adjusted operating income **	$46,553	12,846	10,655	*	21%

*	Percentages are not meaningful.
**	Adjusted operating income (loss) is discussed in more detail and reconciled to operating income (loss) below.

Year Ended 2010 Compared to Year Ended 2009

Artist Nation revenue increased $110.7 million, or 44%, during the year ended December 31, 2010 as compared to the prior year primarily due to incremental revenue of $160.9 million related to our Merger partially offset by a decline in sales of tour merchandise revenue driven by the timing of artist tours.

Artist Nation direct operating expenses increased $30.7 million, or 15%, during the year ended December 31, 2010 as compared to the prior year primarily due to incremental direct operating expenses of $72.3 million related to our Merger partially offset by a decline in tour merchandise expense driven by the timing of artist tours.

Artist Nation selling, general and administrative expenses increased $57.3 million during the year ended December 31, 2010 as compared to the prior year primarily due to incremental selling, general and administrative expenses related to our Merger.

Artist Nation depreciation and amortization increased $31.6 million during the year ended December 31, 2010 as compared to the prior year primarily due to incremental amortization expense related to definite-lived intangible assets resulting from our Merger.

Artist Nation acquisition transaction expenses were $6.3 million for the year ended December 31, 2010 primarily due to changes in the fair value of acquisition-related contingent consideration.

The increase in operating loss for Artist Nation was related to the decline in sales of tour merchandise and the impact of reduced touring schedules on the business acquired in the Merger.

Year Ended 2009 Compared to Year Ended 2008

Artist Nation revenue increased $22.7 million, or 10%, during the year ended December 31, 2009 as compared to the prior year primarily due to increased tour merchandise revenue driven by the timing of artist tours including U2 and Madonna.

Artist Nation direct operating expenses increased $21.1 million, or 12%, during the year ended December 31, 2009 as compared to the prior year primarily due to increased tour merchandise expense driven by the timing of artist tours including U2 and Madonna.

The increase in operating income for Artist Nation was primarily a result of the increase in tour merchandise resulting from the timing of artists tours.

eCommerce Results of Operations

Our eCommerce segment operating results were, and discussions of significant variances are, as follows:

				% Change	% Change
	Year Ended December 31,			2010 vs. 2009	2009 vs. 2008
	2010	2009	2008
(in thousands)

Revenue	$87,858	$16,205	$9,242	*	75%
Direct operating expenses	11,093	3,228	3,149	*	3%
Selling, general and administrative expenses	41,520	17,440	16,976	*	3%
Depreciation and amortization	7,474	5,240	2,399	43%	*

Operating income (loss)	$27,771	$(9,703)	$(13,282)	*	(27)%

Operating margin	31.6%	(59.9)%	(143.7)%

Adjusted operating income (loss) **	$36,165	(4,247)	(10,656)	*	(60)%

*	Percentages are not meaningful.
**	Adjusted operating income (loss) is discussed in more detail and reconciled to operating income (loss) below.

Year Ended 2010 Compared to Year Ended 2009

eCommerce revenue increased $71.7 million during the year ended December 31, 2010 as compared to the prior year primarily due to the $70.2 million increase resulting from our Merger.

eCommerce direct operating expenses increased $7.9 million during the year ended December 31, 2010 as compared to the prior year primarily due to the $6.8 million increase resulting from our Merger.

eCommerce selling, general and administrative expenses increased $24.1 million during the year ended December 31, 2010 as compared to the prior year primarily due to the $20.7 million increase resulting from our Merger.

eCommerce depreciation and amortization increased $2.2 million, or 43%, during the year ended December 31, 2010 as compared to the prior year primarily due to the $0.7 million increase resulting from our Merger along with additional depreciation expense in 2010 relating to enhancements to our websites and online storefront.

The increased operating income for eCommerce was primarily a result of our Merger.

Year Ended 2009 Compared to Year Ended 2008

eCommerce revenue increased $7.0 million, or 75%, during the year ended December 31, 2009 as compared to the prior year primarily due to online sponsorship revenue and per ticket fees received from the Ticketing segment for tickets sold online through our internal ticketing operations.

eCommerce depreciation and amortization increased $2.8 million during the year ended December 31, 2009 as compared to the prior year primarily due to depreciation of software for our website platforms.

The decrease in operating loss for eCommerce was primarily a result of sponsorships and ticket fees resulting from the launch of our internal ticketing operations in late 2008.

Sponsorship Results of Operations

Our Sponsorship segment operating results were, and discussions of significant variances are, as follows:

				% Change	% Change
	Year Ended December 31,			2010 vs. 2009	2009 vs. 2008
	2010	2009	2008
(in thousands)

Revenue	$161,742	$161,042	$159,320	-	1%
Direct operating expenses	28,355	44,917	39,724	(37)%	13%
Selling, general and administrative expenses	25,939	20,179	25,273	29%	(20)%
Depreciation and amortization	255	341	203	(25)%	68%
Loss on sale of operating assets	6	-	-	*	*

Operating income	$107,187	$95,605	$94,120	12%	2%

Operating margin	66.3%	59.4%	59.1%

Adjusted operating income **	$108,058	95,946	95,003	13%	1%

*	Percentages are not meaningful.
**	Adjusted operating income (loss) is discussed in more detail and reconciled to operating income (loss) below.

Year Ended 2010 Compared to Year Ended 2009

Although there was no significant change in revenue, Sponsorship direct operating expenses decreased $16.6 million, or 37%, during the year ended December 31, 2010 as compared to the prior year primarily due to higher fees paid to artists related to tour sponsorship agreements in 2009. Excluding the expense relating to artist tour sponsorships, direct operating and selling, general and administrative expenses in total decreased $1.3 million during the year ended December 31, 2010 as compared to the prior year. In 2010, we have changed the pay structures of many of our sponsorship sales force from a commission structure to a salary plus bonus structure in order to properly align sales incentives with the overall growth drivers and goals of the Company. This has caused a decrease in direct operating expenses and an increase in selling, general and administrative expenses.

Overall, Sponsorship operating income increased $11.6 million, or 12%, for the year ended December 31, 2010 as compared to the prior year primarily driven by higher international festival sponsorships.

Year Ended 2009 Compared to Year Ended 2008

Sponsorship revenue increased $1.7 million, or 1%, during the year ended December 31, 2009 as compared to the prior year primarily due to increased sales. Sponsorship direct operating expenses increased $5.2 million, or 13%, during the year ended December 31, 2009 as compared to the prior year primarily due to increased tour sponsorships in 2009 resulting in an increase of fees paid to artists related to those tour sponsorship agreements. Sponsorship selling, general and administrative expenses decreased $5.1 million, or 20%, during the year ended December 31, 2009 as compared to the prior year primarily due to increased cost allocations to eCommerce based on an allocation of time spent on revenue-generating activities.

Overall, Sponsorship operating income remained relatively flat with an increase of $1.5 million, or 2%, for the year ended December 31, 2009 as compared to the prior year.

Other Results of Operations

Our other operating results were, and discussions of significant variances are, as follows:

				% Change	% Change
	Year Ended December 31,			2010 vs. 2009	2009 vs. 2008
	2010	2009	2008
(in thousands)

Revenue	$4,324	$4,859	$6,498	(11)%	(25)%
Direct operating expenses	-	(170)	984	*	*
Selling, general and administrative expenses	2,701	4,042	4,574	(33)%	(12)%
Depreciation and amortization	1,362	276	354	*	(22)%
Loss (gain) on sale of operating assets	6	(30)	85	*	*
Acquisition transaction expenses	-	50	-	*	*

Operating income	$255	$691	$501	(63)%	38%

Operating margin	5.9%	14.2%	7.7%

Adjusted operating income **	$1,623	987	940	64%	5%

*	Percentages are not meaningful.
**	Adjusted operating income (loss) is discussed in more detail and reconciled to operating income (loss) below.

Year Ended 2010 Compared to Year Ended 2009

There were no significant changes in the operating results for the year ended December 31, 2010 as compared to the prior year except for an impairment charge of $1.3 million recorded in 2010 in depreciation and amortization in connection with a theatrical theater in Pennsylvania which was never placed in operation.

Year Ended 2009 Compared to Year Ended 2008

Revenue in our other operations for the year ended December 31, 2009 decreased $1.6 million, or 25%, as compared to the prior year primarily due to completion of contracts and businesses that we are no longer actively pursuing. The remaining business activity in other operations was relatively flat as compared to the prior year.

Reconciliation of Segment Operating Income (Loss)

	Year Ended December 31,
	2010	2009	2008
	(in thousands)

Concerts	$(128,513)	$(45,840)	$(303,870)
Ticketing	74,348	(1,095)	(17,800)
Artist Nation	(12,669)	2,554	2,031
eCommerce	27,771	(9,703)	(13,282)
Sponsorship	107,187	95,605	94,120
Other	255	691	501
Corporate	(132,079)	(94,568)	(58,993)

Consolidated operating loss	$(63,700)	$(52,356)	$(297,293)

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

The following table sets forth the computation of adjusted operating income (loss):

	Adjusted operating income (loss)	Non-cash and stock- based compensation expense	Loss (gain) on sale of operating assets	Depreciation and amortization	Acquisition expenses	Operating income (loss)
	(in thousands)
2010
Concerts	$15,366	$11,603	$(4,848)	$139,129	$(2,005)	$(128,513)
Ticketing	231,367	11,953	5,186	131,533	8,347	74,348
Artist Nation	46,553	10,205	20	41,520	7,477	(12,669)
eCommerce	36,165	288	-	7,474	632	27,771
Sponsorship	108,058	459	6	255	151	107,187
Other	1,623	-	6	1,362	-	255
Corporate	(74,444)	27,099	4	2,266	28,266	(132,079)
Eliminations	(1,873)	-	-	(1,873)	-	-

Total	$362,815	$61,607	$374	$321,666	$42,868	$(63,700)

2009
Concerts	$99,846	$8,711	$(2,969)	$138,827	$1,117	$(45,840)
Ticketing	9,453	268	5	10,275	-	(1,095)
Artist Nation	12,846	320	9	9,963	-	2,554
eCommerce	(4,247)	216	-	5,240	-	(9,703)
Sponsorship	95,946	-	-	341	-	95,605
Other	987	-	(30)	276	50	691
Corporate	(50,233)	7,176	2	2,281	34,876	(94,568)

Total	$164,598	$16,691	$(2,983)	$167,203	$36,043	$(52,356)

2008
Concerts	$110,825	$24,622	$227	$389,846	$-	$(303,870)
Ticketing	(11,715)	1,505	-	4,580	-	(17,800)
Artist Nation	10,655	-	(5)	8,629	-	2,031
eCommerce	(10,656)	227	-	2,399	-	(13,282)
Sponsorship	95,003	680	-	203	-	94,120
Other	940	-	85	354	-	501
Corporate	(45,985)	8,254	824	3,930	-	(58,993)

Total	$149,067	$35,288	$1,131	$409,941	$-	$(297,293)

Liquidity and Capital Resources

Our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, are funded from operations or from borrowings under our senior secured credit facility described below. Our cash is currently centrally managed on a worldwide basis. Our primary short-term liquidity needs are to fund general working capital requirements and capital expenditures while our long-term liquidity needs are primarily related to acquisitions and debt repayment. Our primary sources of funds for our short-term liquidity needs will be cash flows from operations and borrowings under our senior secured credit facility, while our long-term sources of funds will be from cash from operations, long-term bank borrowings and other debt or equity financing.

Our balance sheet reflects cash and cash equivalents of $892.8 million at December 31, 2010 and $237.0 million at December 31, 2009. Included in the December 31, 2010 cash and cash equivalents balance is $384.5 million of funds representing amounts equal to the face value of tickets sold on behalf of clients and the clients’ share of convenience and order processing charges, or client funds. The Company does not utilize client funds for its own financing or investing activities as the amounts are payable to clients. Our balance sheet reflects current and long-term debt of $1.732 billion at December 31, 2010 and $740.1 million at December 31, 2009. Our weighted-average cost of debt, excluding the debt discounts on our term loan and convertible notes and the debt premium on our 10.75% senior notes, was 6.0% at December 31, 2010.

Our available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash in our operating accounts and invested cash. Cash held in operating accounts in many cases exceeds the Federal Deposit Insurance Corporation insurance limits. The invested cash is invested in interest-bearing funds invested in bank deposits. While we monitor cash and cash equivalent balances in our operating accounts on a regular basis and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail. To date, we have experienced no loss or lack of access to our cash or cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

We may need to incur additional debt or issue equity to make other strategic acquisitions or investments. There can be no assurance that such financing will be available to us on acceptable terms or at all. We may make significant acquisitions in the near term, subject to limitations imposed by our financing documents and market conditions.

The lenders under our revolving loans and counterparties to our interest rate cap agreement consist of banks and other third-party financial institutions. While we currently have no indications or expectations that such lenders and counterparties will be unable to fund their commitments as required, we can provide no assurances that future funding availability will not be impacted by adverse conditions in the financial markets. Should an individual lender default on its obligations, the remaining lenders would not be required to fund the shortfall, resulting in a reduction in the total amount available to us for future borrowings, but would remain obligated to fund their own commitments. Should any counterparty to our interest rate hedge agreements default on its obligations, we could experience higher interest rate volatility during the period of any such default.

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

Sources of Cash

May 2010 Senior Secured Credit Facility

In May 2010, we replaced our existing senior secured credit facilities, including the Ticketmaster senior secured credit facility, by entering into a credit agreement dated as of May 6, 2010 that provides for $1.2 billion in credit facilities. This new senior secured credit facility consists of (i) a $100 million term loan A with a maturity of five and one-half years, (ii) an $800 million term loan B with a maturity of six and one-half years and (iii) a $300 million revolving credit facility with a maturity of five years. In addition, subject to certain conditions, we have the right to increase such term loan facilities by up to $300 million in the aggregate. The five-year revolving credit facility provides for borrowings up to the amount of the facility with sublimits of up to (i) $150 million to be available for the issuance of letters of credit, (ii) $50 million to be available for swingline loans and (iii) $100 million to be available for borrowings in foreign currencies. The senior secured credit facility is secured by a first priority lien on substantially all of our domestic wholly-owned subsidiaries and on 65% of the capital stock of our wholly-owned foreign subsidiaries.

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

Borrowings on the May 2010 senior secured credit facility were primarily used to repay the borrowings under ours and Ticketmaster’s existing credit facilities, convert existing preferred stock of one of our subsidiaries into the right to receive a cash payment and settle this obligation, pay related fees and expenses and for general corporate purposes. During the year ended December 31, 2010, we made principal payments totaling $9.8 million on these term loans. At December 31, 2010, the outstanding balances on the term loans, net of discount was $886.7 million. There were no borrowings under the revolving credit facility as of December 31, 2010. Based on our letters of credit of $49.3 million, $250.7 million was available for future borrowings.

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

Borrowings on the 8.125% senior notes were primarily used to partially repay the borrowings under ours and Ticketmaster’s existing credit facilities. During the year ended December 31, 2010, we made no principal payments on these senior notes. At December 31, 2010, the outstanding balance on the 8.125% senior notes was $250.0 million.

Debt Covenants

Our senior secured credit facility, which was entered into in May 2010, contains a number of covenants and restrictions that, among other things, requires us to satisfy certain financial covenants and restricts our and our subsidiaries’ ability to incur additional debt, make certain investments and acquisitions, repurchase our stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets, merge or consolidate, and pay dividends and make distributions (with the exception of subsidiary dividends or distributions to the parent company or other subsidiaries on at least a pro-rata basis with any noncontrolling interest partners). Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the credit facility becoming immediately due and payable. The senior secured credit facility agreement has two covenants measured quarterly starting June 30, 2010 that relate to total leverage and interest coverage. The consolidated total leverage covenant requires us to maintain a ratio of consolidated total debt to consolidated EBITDA (both as defined in the credit agreement) of less than 4.9x over the trailing four consecutive quarters. The total leverage ratio will reduce to 4.5x on September 30, 2011, 4.0x on September 30, 2012, 3.75x on September 30, 2013 and 3.5x on March 31, 2015. The consolidated interest coverage covenant requires us to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense (both as defined in the credit agreement) of 2.5x over the trailing four consecutive quarters. The interest coverage will increase to 2.75x on September 30, 2011, and 3.0x on September 30, 2012.

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

As of December 31, 2010, we believe we were in compliance with all of our debt covenants. We expect to remain in compliance with all of our debt covenants throughout 2011.

Guarantees of Third-Party Obligations

As of December 31, 2010 and 2009, we guaranteed the debt of third parties of approximately $3.2 million and $4.3 million for each of the respective periods, primarily related to maximum credit limits on employee and tour-related credit cards and guarantees of bank lines of credit of a nonconsolidated affiliate and a third-party promoter.

During 2006, in connection with our acquisition of Historic Theatre Group, we guaranteed obligations related to a lease agreement. In the event of default, we could be liable for obligations which have future lease payments (undiscounted) totaling approximately $26.2 million through the end of 2035. The venues under the lease agreement were included in the sale of our North American theatrical business. We entered into an Assumption Agreement with the buyer in connection with the sale, under which the buyer is assuming our obligations under the guaranty, however we remain contingently liable to the lessor.

Disposal of Assets

During the year ended December 31, 2010, we received $35.8 million of proceeds primarily related to the sale of Paciolan and a music theater in Sweden. During the year ended December 31, 2009, we received $174.3 million of proceeds primarily related to the sales of our U.K. theatrical business and three venues in Boston. During the year ended December 31, 2008, we received $198.7 million of proceeds primarily related to the sales of our North American theatrical business and our motor sports business. These proceeds are presented net of any cash included in the businesses sold.

Uses of Cash

Acquisitions

When we make acquisitions, the acquired entity may have cash on its balance sheet at the time of acquisition. All amounts discussed in this section are presented net of any cash acquired. During 2010, our cash increased by $489.0 million from acquisitions in our Concerts, Ticketing, Artist Nation and eCommerce segments, primarily related to cash on hand in our Merger with Ticketmaster and our acquisition of Ticketnet, a ticketing company in France.

During 2009, we used $9.7 million in cash for acquisitions in our Concerts segment, primarily related to our acquisitions of Tecjet, a company that holds the lease for a venue in Scotland, Brand New Live, a concert promotion company in the Netherlands, and Parcolimpico, which manages facilities and venues in Turin, Italy.

During 2008, we used $19.7 million in cash for acquisitions primarily in our Concerts segment related to the acquisition of the operating company that manages and holds the lease for the Heineken Music Hall located in Amsterdam, the acquisition of an interest in DF Concerts, a concert promotion company in Scotland, the acquisition of an interest in Mirage, a concert promoter in Dubai and the acquisition of the remaining interests we did not already own in Luger and Moondog, both music-related companies in Sweden.

Purchases of Intangibles

In 2010, 2009 and 2008, we used $1.8 million, $27.9 million and $65.5 million, respectively, in cash primarily related to entering into certain artist rights agreements with Madonna, Jay-Z, Shakira and U2 as well as for rights acquired in 2008 in connection with a 51% interest in LN—Haymon.

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

Our capital expenditures, including accruals but excluding expenditures funded by outside parties such as insurance companies and landlords, consisted of the following:

	2010	2009	2008
	(in thousands

Maintenance capital expenditures	$47,471	$16,903	$24,989
Revenue generating capital expenditures	26,367	34,254	161,931

Total capital expenditures	$73,838	$51,157	$186,920

Maintenance capital expenditures for 2010 increased from the prior year primarily due to expenditures for our ticketing systems as part of the Merger.

Revenue generating capital expenditures for 2010 primarily related to ticketing system and website enhancements. Revenue generating capital expenditures for 2010 decreased from the prior year primarily due to the 2009 development and renovation of various venues including a House of Blues club in Boston, the Gibson Amphitheater in California and the AMG venue expansion in Birmingham.

Revenue generating capital expenditures for 2009 decreased from the prior year primarily due to the 2008 development and renovation of various venues including O2 Dublin in Ireland, House of Blues clubs in Houston and Boston, AMG venue expansion in Sheffield and the ticketing roll-out as compared to the 2009 development projects discussed above.

Contractual Obligations and Commitments

Firm Commitments

In addition to the scheduled maturities on our debt, we have future cash obligations under various types of contracts. We lease office space, certain equipment and some of the venues used in our music operations under long-term operating leases. Some of our lease agreements contain renewal options and annual rental escalation clauses (generally tied to the consumer price index), as well as provisions for our payment of utilities and maintenance. We also have minimum payments associated with non-cancelable contracts related to our operations such as artist guarantee contracts. As part of our ongoing capital projects, we will enter into construction-related commitments for future capital expenditure work. The scheduled maturities discussed below represent contractual obligations as of December 31, 2010 and thus do not represent all expected expenditures for those periods.

The scheduled maturities of our outstanding long-term debt, future minimum rental commitments under non-cancelable lease agreements, minimum payments under other non-cancelable contracts and capital expenditure commitments as of December 31, 2010 are as follows:

	Payments Due by Period
	Total	2011	2012-2013	2014-2015	2016 and thereafter
	(in thousands)
Long-term debt obligations, including current maturities:
Term loans and revolving credit facility	$890,250	$16,750	$39,750	$79,750	$754,000
8.125% senior notes	250,000	-	-	-	250,000
10.75% senior notes	286,980	-	-	-	286,980
2.875% convertible senior notes	220,000	-	-	220,000	-
Other long-term debt	108,540	37,400	17,515	23,972	29,653

Estimated interest payments (1)	581,194	100,863	197,247	182,022	101,062
Non-cancelable operating lease obligations (2)	1,514,942	104,018	188,101	163,927	1,058,896
Non-cancelable contracts (2)	1,062,827	550,338	257,108	185,066	70,315
Capital expenditures	2,579	2,429	50	50	50
Contingent consideration	17,894	1,185	16,709	-	-
Deferred consideration	33,923	15,805	18,118	-	-

Total	$4,969,129	$828,788	$734,598	$854,787	$2,550,956

(1)	Includes interest on the 2.875% convertible senior notes through July 2014. Excludes interest on the outstanding revolver balance which is zero as of December 31, 2010.

(2)	Commitment amounts for non-cancelable operating leases and non-cancelable contracts which stipulate an increase in the commitment amount based on an inflationary index have been estimated using an inflation factor of 2.3% for North America and 2.8% for the United Kingdom.

During 2006, in connection with our acquisition of the Historic Theatre Group, we guaranteed obligations related to a lease agreement. In the event of default, we could be liable for obligations which have future lease payments (undiscounted) of approximately $26.2 million through the end of 2035 which are not reflected in the table above. The scheduled future minimum rentals for this lease for the years 2011 through 2015 are $1.6 million each year. The venues under the lease agreement were included in the sale of our North American theatrical business. We entered into an Assumption Agreement with the buyer in connection with the sale, under which the buyer is assuming our obligations under the guaranty, however we remain contingently liable to the lessor. We believe that the likelihood of a material liability being triggered under this lease is remote, and no liability has been accrued for these contingent lease obligations as of December 31, 2010.

Minimum rentals of $97.2 million to be received in years 2011 through 2020 under non-cancelable subleases are excluded from the commitment amounts in the above table.

Cash Flows

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Cash provided by (used in):
Operating activities	$158,518	$57,275	$(62,633)
Investing activities	$452,987	$77,481	$(66,893)
Financing activities	$49,086	$(124,356)	$33,984

Operating Activities

Year Ended 2010 Compared to Year Ended 2009

Cash provided by operations was $158.5 million for the year ended December 31, 2010, compared to $57.3 million for the year ended December 31, 2009. The $101.2 million increase in cash provided by operations resulted primarily from the increase in the cash-related portion of net income partially offset by changes in the event-related operating accounts which are dependent on the timing of ticket sales along with the size and number of events for upcoming periods.

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

Investing Activities

Year Ended 2010 Compared to Year Ended 2009

Cash provided by investing activities was $453.0 million for the year ended December 31, 2010, compared to $77.5 million for the year ended December 31, 2009. The $375.5 million increase in cash provided by investing activities is primarily due to cash acquired in the Merger partially offset by higher proceeds received in 2009 from the disposal of operating assets.

Year Ended 2009 Compared to Year Ended 2008

Cash provided by investing activities was $77.5 million for the year ended December 31, 2009, compared to cash used in investing activities of $66.9 million for the year ended December 31, 2008. The $144.4 million increase in cash provided by investing activities is primarily due to lower capital expenditures in 2009 and less cash used in 2009 for acquisitions of certain artist rights, partially offset by slightly higher proceeds received in 2008 from the disposal of operating assets as compared to proceeds received in 2009.

Financing Activities

Year Ended 2010 Compared to Year Ended 2009

Cash provided by financing activities was $49.1 million for the year ended December 31, 2010, compared to cash used in financing activities of $124.4 million for the year ended December 31, 2009. The $173.5 million increase in cash provided by financing activities was primarily a result of net proceeds received in 2010 from the issuance of $250 million of 8.125% senior notes and our new senior secured credit facility, after repayment of the borrowings under the Live Nation and Ticketmaster credit facilities, payment of debt issuance costs as well as the redemption of preferred stock, as compared to an overall net paydown in the prior year resulting primarily from a paydown on our term loan from asset sale proceeds.

Year Ended 2009 Compared to Year Ended 2008

Cash used in financing activities was $124.4 million for the year ended December 31, 2009, compared to cash provided by financing activities of $34.0 million for the year ended December 31, 2008. The $158.4 million increase in cash used in financing activities was primarily a result of a net paydown on our revolving credit facility in 2009 as compared to net borrowings in 2008. Additionally, in 2009 we paid down $70.6 million on our term loan from asset sale proceeds compared to $29.3 million in 2008.

Seasonality

Our Concerts and Artist Nation segments typically experience higher operating income in the second and third quarters as our outdoor venues and international festivals are primarily used or occur during May through September, and our artists touring activity is higher. Domestic ticketing revenue and operating income in our Ticketing segment for concerts and sporting events are generally earned in the first and second quarters of the year, while generally international ticketing revenue and operating income are highest in the fourth quarter of the year, earned primarily through concert events. In addition, the timing of the on-sale of tickets and the tours of top-grossing acts can impact comparability of quarterly results year over year, although annual results may not be impacted. Our Ticketing segment sales are impacted by fluctuations in the availability of events for sale to the public, which vary depending upon scheduling by our clients.

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

We expect these trends to continue in the future. See Item 1A.—Risk Factors: Our operations are seasonal and our results of operations vary from quarter to quarter and year over year, so our financial performance in certain quarters may not be indicative of, or comparable to, our financial performance in subsequent quarters or years.

Market Risk

We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates.

Foreign Currency Risk

We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported operating income of $114.0 million for the year ended December 31, 2010. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the year ended December 31, 2010 by $11.4 million. As of December 31, 2010, our primary foreign exchange exposure included the Euro, British Pound and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities.

We primarily use forward currency contracts in addition to options to reduce our exposure to foreign currency risk. The principal objective of such contracts is to minimize the risks and/or costs associated with short-term artist fee commitments. In certain limited instances, we also enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on short-term intercompany loans payable to certain international subsidiaries and on forecasted operating income. At December 31, 2010, we had forward currency contracts outstanding with a notional amount of $85.7 million.

Interest Rate Risk

Our market risk is also affected by changes in interest rates. We had $1.732 billion total debt, net of unamortized discounts and premiums, outstanding as of December 31, 2010. Of the total amount, taking into consideration existing interest rate hedges, we have $932.6 million of fixed-rate debt and $799.3 million of floating-rate debt.

Based on the amount of our floating-rate debt as of December 31, 2010, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $2.0 million when the floor rate is not applicable. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of December 31, 2010 with no subsequent change in rates for the remainder of the period.

At December 31, 2010, we have one interest rate cap agreement that is designated as a cash flow hedge for accounting purposes. The interest rate cap had a notional amount of $96.3 million at December 31, 2010, to limit our cash flow exposure to an interest rate of 4% per annum. This agreement expires on June 30, 2013. The fair value of this agreement at December 31, 2010 was an asset of $0.2 million. This agreement was put in place to reduce the variability of a portion of the cash flows from the interest payments related to the May 2010 senior secured credit facility. The original terms of the May 2010 senior secured credit facility require one or more interest rate protection agreements, with an effect of fixing or limiting the interest costs, for at least 50% of the consolidated total funded debt at the closing date for at least three years. Upon the execution of this interest rate cap agreement, the existing interest rate protection agreements fully met this requirement.

Through our AMG subsidiary, we have two interest rate swap agreements with a $30.3 million aggregate notional amount that effectively convert a portion of our floating-rate debt to a fixed-rate basis. Both agreements expire in December 2015. Also, in connection with the financing of the redevelopment of the O2 Dublin, we have an interest rate swap agreement with a notional amount of $14.8 million that expires in December 2013 effectively converting a portion of our floating-rate debt to a fixed-rate basis. These interest rate swap agreements have not been designated as hedging instruments. Therefore, any change in fair value is recorded in earnings during the period of the change.

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

In December 2010, the FASB issued guidance on disclosure of supplementary pro forma information for business combinations which amends and requires additional pro forma disclosure requirements for material business combinations on an individual or aggregate basis including pro forma revenue and earnings of the combined entity as if the acquisition date(s) had occurred as of the beginning of the comparable prior annual reporting period. This guidance also expands the supplemental pro forma disclosure requirements to include a description of the nature and amount of any material non-recurring adjustments that are directly attributable to the business combination. The guidance is effective for fiscal years beginning on or after December 15, 2010. We will adopt this guidance on January 1, 2011 and apply it prospectively.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period.

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

Allowance for Doubtful Accounts

We evaluate the collectability of our accounts receivable based on a combination of factors. Generally, we record specific reserves to reduce the amounts recorded to what we believe will be collected when a customer’s account ages beyond typical collection patterns, or we become aware of a customer’s inability to meet its financial obligations.

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

We use various assumptions in determining the current fair market value of these assets, including future expected cash flows and discount rates, as well as future salvage values and other fair value measures. For intangibles related to artist rights, we use assumptions about future revenue and operating income for the rights acquired. These projections are based on information about the artists’ past results and expectations about future results. Our impairment loss calculations require us to apply judgment in estimating future cash flows, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.

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

Revenue from our ticketing operations primarily consists of convenience and order processing fees charged at the time a ticket for an event is sold and is recorded on a net basis (net of the face value of the ticket). For tickets sold for events at our owned and/or operated venues in the U.S., and where we control the tickets internationally, this revenue is recognized after the performance occurs upon settlement of the event. Revenue for these ticket fees collected in advance of the event is recorded as deferred revenue until the event occurs. These fees will be shared between our Ticketing segment and our Concerts segment. For tickets sold for events for third-party venues, this revenue is recognized at the time of the sale and is recorded by our Ticketing segment.

For multiple element contracts, we allocate consideration to the multiple elements based on the relative fair values of each separate element which are determined based on prices charged for such items when sold on a stand-alone basis. In cases where there is no objective and reliable evidence of the fair value of certain element(s) in an arrangement, we account for the transaction as a single unit of accounting based on the FASB guidance for multiple-element arrangements.

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

Stock-Based Compensation

We follow the fair value recognition provisions of the FASB guidance for stock compensation. In accordance with the FASB guidance for stock compensation, we continue to use the Black-Scholes option pricing model to estimate the fair value of our stock options at the date of grant. Judgment is required in estimating the amount of stock-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, non-cash compensation expense could be materially impacted.

Income Taxes

We account for income taxes using the liability method in accordance with the FASB guidance for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if we believe it is more likely than not that some portion or the entire asset will not be realized. As all earnings from our continuing foreign operations are permanently reinvested and not distributed, our income tax provision does not include additional U.S. taxes on those foreign operations. It is not practical to determine the amount of federal and state income taxes, if any, that might become due in the event that the earnings were distributed.

The FASB guidance for income taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is as follows:

Year Ended December 31,
2010	2009	2008	2007	2006
*	*	*	*	*

*	For the years ended December 31, 2010, 2009, 2008, 2007 and 2006, fixed charges exceeded earnings from continuing operations before income taxes and fixed charges by $193.6 million, $116.5 million, $358.6 million, $45.8 million and $30.0 million, respectively.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Live Nation Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of Live Nation Entertainment, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Live Nation Entertainment, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Live Nation Entertainment, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 28, 2011

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(in thousands except share data)
ASSETS
Current assets
Cash and cash equivalents	$892,758	$236,955
Accounts receivable, less allowance of $10,898 in 2010 and $8,230 in 2009	329,947	176,179
Prepaid expenses	348,309	277,599
Other current assets	32,483	27,133

Total current assets	1,603,497	717,866

Property, plant and equipment
Land, buildings and improvements	850,124	875,958
Computer equipment and capitalized software	218,294	131,875
Furniture and other equipment	168,508	156,756
Construction in progress	24,528	17,398

	1,261,454	1,181,987
Less accumulated depreciation	524,390	432,003

	737,064	749,984
Intangible assets
Definite-lived intangible assets — net	997,268	442,641
Indefinite-lived intangible assets	375,214	28,248
Goodwill	1,226,416	204,672

Investments in nonconsolidated affiliates	30,077	2,077
Other long-term assets	226,024	196,271

Total assets	$5,195,560	$2,341,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, client accounts	$462,301	$-
Accounts payable	76,876	50,844
Accrued expenses	498,864	357,138
Deferred revenue	335,539	284,536
Current portion of long-term debt	54,150	41,032
Other current liabilities	46,491	18,684

Total current liabilities	1,474,221	752,234

Long-term debt, net	1,677,714	699,037
Long-term deferred income taxes	219,143	30,480
Other long-term liabilities	215,273	94,567
Series A and Series B redeemable preferred stock	-	40,000
Commitments and contingent liabilities (Note 11)

Redeemable noncontrolling interests	107,541	-

Stockholders’ equity
Preferred stock—Series A Junior Participating, $.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, $.01 par value; 30,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value; 450,000,000 shares authorized; 175,418,857 and 86,708,627 shares issued and outstanding in 2010 and 2009, respectively	1,724	860
Additional paid-in capital	2,053,233	1,090,572
Accumulated deficit	(662,175)	(433,785)
Cost of shares held in treasury (1,271,519 and 2,260,260 shares in 2010 and 2009, respectively)	(6,122)	(9,529)
Accumulated other comprehensive income (loss)	(22,244)	4,199

Total Live Nation Entertainment, Inc. stockholders’ equity	1,364,416	652,317
Noncontrolling interests	137,252	73,124

Total stockholders’ equity	1,501,668	725,441

Total liabilities and stockholders’ equity	$5,195,560	$2,341,759

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(in thousands except share and per share data)

Revenue	$5,063,748	$4,181,021	$4,085,306
Operating expenses:
Direct operating expenses	3,658,310	3,357,245	3,299,444
Selling, general and administrative expenses	1,014,491	617,709	618,577
Depreciation and amortization	321,666	158,118	140,039
Goodwill impairment	-	9,085	269,902
Loss (gain) on sale of operating assets	374	(2,983)	1,131
Corporate expenses	110,252	58,160	53,506
Acquisition transaction expenses	22,355	36,043	-

Operating loss	(63,700)	(52,356)	(297,293)

Interest expense	116,527	66,365	70,104
Loss on extinguishment of debt	21,315	-	-
Interest income	(3,771)	(2,193)	(8,575)
Equity in earnings of nonconsolidated affiliates	(4,928)	(1,851)	(842)
Other expense (income) — net	(4,189)	1	(245)

Loss from continuing operations before income taxes	(188,654)	(114,678)	(357,735)
Income tax expense (benefit):
Current	40,175	19,584	(28,355)
Deferred	(25,021)	(8,251)	4,098

Loss from continuing operations	(203,808)	(126,011)	(333,478)
Income (loss) from discontinued operations, net of tax	(4,228)	76,277	95,653

Net loss	(208,036)	(49,734)	(237,825)
Net income attributable to noncontrolling interests	20,354	10,445	1,587

Net loss attributable to Live Nation Entertainment, Inc.	$(228,390)	$(60,179)	$(239,412)

Basic and diluted net loss per common share attributable to common stockholders:
Loss from continuing operations attributable to Live Nation Entertainment, Inc.	$(1.36)	$(1.65)	$(4.39)
Income (loss) from discontinued operations attributable to Live Nation Entertainment, Inc.	(0.03)	0.92	1.25

Net loss attributable to Live Nation Entertainment, Inc.	$(1.39)	$(0.73)	$(3.14)

Weighted average common shares outstanding:
Basic	164,410,167	82,652,366	76,228,275
Diluted	164,410,167	82,652,366	76,228,275

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2010	2009	2008
	(in thousands)

Net loss	$(208,036)	$(49,734)	$(237,825)
Other comprehensive income (loss), net of tax:
Unrealized and realized holding loss (gain) on cash flow hedges	6,702	3,906	(9,094)
Foreign currency translation adjustments	(32,966)	5,322	(60,070)
Other	(179)	-	-

Comprehensive loss	(234,479)	(40,506)	(306,989)
Comprehensive income attributable to noncontrolling interests	20,354	10,445	1,587

Comprehensive loss attributable to Live Nation Entertainment, Inc.	$(254,833)	$(50,951)	$(308,576)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

		Live Nation Entertainment, Inc. Stockholders’ Equity
	Redeemable Non- controlling Interests	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Comprehensive (Loss)	Total

	(in thousands)	(in thousands, except share data)
Balances at December 31, 2007	$-	74,893,005	$749	$1,011,407	$(134,194)	$-	$64,135	$54,116	$-	$996,213
Non-cash and stock-based compensation	-	1,303,899	13	22,510	-	810	-	-		23,333
Common shares issued for operational contracts	-	2,331,820	23	44,232	-	-	-	-		44,255
Purchase of common shares	-	-	-	-	-	(28,710)	-	-		(28,710)
Sale of common shares	-	-	-	(14,585)	-	20,039	-	-		5,454
Acquisitions	-	-	-	-	-	-	-	5,547		5,547
Cash dividends	-	-	-	-	-	-	-	(3,042)		(3,042)
Net advances	-	-	-	-	-	-	-	8,847		8,847
Divestitures	-	-	-	-	-	-	-	(648)		(648)
Other	-							(617)		(617)
Comprehensive income (loss):
Net income (loss)	-	-	-	-	(239,412)	-	-	1,587	(237,825)	(237,825)
Unrealized loss on cash flow hedges	-	-	-	-	-	-	(10,900)	-	(10,900)	(10,900)
Realized loss on cash flow hedges	-	-	-	-	-	-	1,806	-	1,806	1,806
Currency translation adjustment	-	-	-	-	-	-	(60,070)	-	(60,070)	(60,070)

Total comprehensive income (loss)									$(306,989)

Balances at December 31, 2008	$-	78,528,724	$785	$1,063,564	$(373,606)	$(7,861)	$(5,029)	$65,790		$743,643

Non-cash and stock-based compensation	-	7,487,848	75	32,271	-	-	-	-		32,346
Purchase of common shares	-	-	-	-	-	(5,803)	-	-		(5,803)
Sale of common shares	-	-	-	(2,596)	-	4,355	-	-		1,759
Acquisitions	-	-	-	(2,667)	-	(220)	-	3,876		989
Cash dividends	-	-	-	-	-	-	-	(7,006)		(7,006)
Other	-	-	-	-	-	-	-	19		19
Comprehensive income (loss):
Net income (loss)	-	-	-	-	(60,179)	-	-	10,445	(49,734)	(49,734)
Unrealized loss on cash flow hedges	-	-	-	-	-	-	(5,349)	-	(5,349)	(5,349)
Realized loss on cash flow hedges	-	-	-	-	-	-	9,255	-	9,255	9,255
Currency translation adjustment	-	-	-	-	-	-	5,322	-	5,322	5,322

Total comprehensive income (loss)									$(40,506)

Balances at December 31, 2009	$-	86,016,572	$860	$1,090,572	$(433,785)	$(9,529)	$4,199	$73,124		$725,441

Non-cash and stock-based compensation	19	701,372	7	49,696	-	624	-	-		50,327
Exercise of stock options	-	1,063,536	11	5,847	-	2,782	-	-		8,640
Acquisitions	98,474	84,612,350	846	920,643	-	1	-	60,206		981,696
Acquisitions and sales of noncontrolling interests	-	-	-	3,453	-	-	-	(10,116)		(6,663)
Redeemable noncontrolling interests fair value adjustments	17,687	-	-	(17,687)	-	-	-	-		(17,687)
Cash dividends, net of tax	(7,754)	-	-	709	-	-	-	(7,201)		(6,492)
Comprehensive income (loss):
Net income (loss)	(885)	-	-	-	(228,390)	-	-	21,239	(207,151)	(207,151)
Realized loss on cash flow hedges	-	-	-	-	-	-	(218)	-	(218)	(218)
Unrealized loss on cash flow hedges	-	-	-	-	-	-	6,920	-	6,920	6,920
Other	-	-	-	-	-	-	(179)	-	(179)	(179)
Currency translation adjustment	-	-	-	-	-	-	(32,966)	-	(32,966)	(32,966)

Total comprehensive income (loss)									$(233,594)

Balances at December 31, 2010	$107,541	172,393,830	$1,724	$2,053,233	$(662,175)	$(6,122)	$(22,244)	$137,252		$1,501,668

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(208,036)	$(49,734)	$(237,825)
Reconciling items:
Depreciation	135,573	98,108	86,059
Amortization	186,093	64,586	62,163
Goodwill impairment	-	9,085	282,939
Impairment of operational assets	13,373	-	16,035
Deferred income tax expense (benefit)	(25,021)	(8,698)	3,601
Amortization of debt issuance costs	4,682	4,224	3,616
Amortization of debt discount/premium, net	6,755	8,811	7,995
Provision for uncollectible accounts receivable and advances	6,606	7,044	4,686
Non-cash loss on extinguishment of debt	8,272	-	-
Non-cash and stock-based compensation expense	52,395	16,675	34,556
Unrealized changes in fair value of contingent consideration	3,171	-	-
Loss (gain) on sale of operating assets	4,602	(64,237)	(165,448)
Equity in earnings of nonconsolidated affiliates	(4,928)	(3,117)	(720)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable	(4,581)	27,608	(1,769)
Increase in prepaid expenses	(22,570)	(57,918)	(25,603)
Increase in other assets	(41,686)	(2,945)	(108,163)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	386	(4,586)	(53,739)
Increase in deferred revenue	43,432	12,369	28,984

Net cash provided by (used in) operating activities	158,518	57,275	(62,633)

CASH FLOWS FROM INVESTING ACTIVITIES
Collections and advances of notes receivable	475	140	334
Distributions from nonconsolidated affiliates	5,863	5,134	7,269
Investments made in nonconsolidated affiliates	(884)	(821)	(250)
Purchases of property, plant and equipment	(75,578)	(64,267)	(186,217)
Proceeds from disposal of operating assets, net of cash divested	35,756	174,321	198,665
Cash paid for acquisitions, net of cash acquired	488,957	(9,707)	(19,657)
Purchases of intangible assets	(1,790)	(27,863)	(65,460)
Decrease (increase) in other — net	188	544	(1,577)

Net cash provided by (used in) investing activities	452,987	77,481	(66,893)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	1,352,856	602,741	420,327
Payments on long-term debt	(1,233,020)	(705,795)	(369,610)
Redemption of preferred stock	(40,000)	-	-
Contributions from noncontrolling interests	429	13	8,847
Distributions to and purchases/sales of noncontrolling interests	(21,625)	(7,006)	(3,042)
Proceeds from exercise of stock options	8,640	-	636
Issuance of treasury stock	-	1,553	5,454
Equity issuance costs	(357)	(2,667)	-
Payments for purchases of common stock	(1,567)	(5,803)	(28,628)
Payments for deferred and contingent consideration	(16,270)	(7,392)	-

Net cash provided by (used in) financing activities	49,086	(124,356)	33,984
Effect of exchange rate changes on cash and cash equivalents	(4,788)	26,895	(43,789)

Net increase (decrease) in cash and cash equivalents	655,803	37,295	(139,331)
Cash and cash equivalents at beginning of period	236,955	199,660	338,991

Cash and cash equivalents at end of period	$892,758	$236,955	$199,660

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for:
Interest	$89,876	$51,730	$59,270
Income taxes	$50,579	$34,753	$23,250

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

Basis of Presentation and Principles of Consolidation

As a result of the Separation, the Company recognized the par value and additional paid-in capital in connection with the issuance of its common stock in exchange for the net assets contributed at that time, and the Company began accumulating deficits and currency translation adjustments upon completion of the Separation. Beginning on December 21, 2005, the Company’s consolidated financial statements include all accounts of the Company, its majority owned and controlled subsidiaries and variable interest entities for which the Company is the primary beneficiary.

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

All cash flow activity reflected on the consolidated statements of cash flows for the Company is presented net of any non-cash transactions so the amounts reflected may be different than amounts shown in other places in the Company’s financial statements that are not just related to cash flow amounts. For example, the purchases of property, plant and equipment reflected on the consolidated statements of cash flows reflects the amount of cash paid during the year for these purchases and does not include the impact of the changes in accrued liabilities related to capital expenditures during the year. In addition, the consolidated statements of cash flows for all years presented include all cash flow activity for the Company, including line item details of any applicable activity in businesses that were sold during 2009 and 2008 and are now reflected as discontinued operations on the consolidated statements of operations.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. The Company’s cash and cash equivalents consist primarily of domestic and foreign bank accounts as well as money market accounts. To reduce its credit risk, the Company monitors the credit standing of the financial institutions that hold the Company’s cash and cash equivalents. These balances are stated at cost, which approximates fair value.

At December 31, 2010, cash and cash equivalents include $384.5 million of collected proceeds relating to the face value of the tickets sold on behalf of clients and the clients’ share of convenience and order processing charges, which are payable to clients and reflected as accounts payable, client accounts. There was no such amount in 2009.

The Company’s available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash in operating accounts and invested cash. Cash held in operating accounts in many cases exceeds the Federal Deposit Insurance Corporation insurance limits. The invested cash is invested in interest-bearing funds invested in bank deposits. While the Company monitors cash and cash equivalents balances in its operating accounts on a regular basis and adjusts the balances as appropriate, these balances could be impacted if the underlying financial institutions fail. To date, the Company has experienced no loss or lack of access to its cash or cash equivalents; however, the Company can provide no assurances that access to its cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

Allowance for Doubtful Accounts

The Company evaluates the collectability of its accounts receivable based on a combination of factors. Generally, it records specific reserves to reduce the amounts recorded to what it believes will be collected when a customer’s account ages beyond typical collection patterns, or the Company becomes aware of a customer’s inability to meet its financial obligations.

The Company believes that the credit risk with respect to trade receivables is limited due to the large number and the geographic diversification of its customers.

Prepaid Expenses

The majority of the Company’s prepaid expenses relate to event expenses including show advances and deposits and other costs directly related to future concert events. For advances that are expected to be recouped over a period of more than 12 months, the long-term portion of the advance is classified as other long-term assets. These prepaid costs are charged to operations upon completion of the related events.

Business Combinations

The Company accounts for its business combinations under the acquisition method of accounting. Identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree are recognized and measured as of the acquisition date at fair value. Additionally, contingent consideration is recorded at fair value on the acquisition date, and classified as an asset, liability or equity based on applicable GAAP. Goodwill is recognized to the extent by which the aggregate of the acquisition-date fair value of the consideration transferred and any noncontrolling interests in the acquiree exceeds the recognized bases of the identifiable assets acquired, net of assumed liabilities. Determining the fair value of assets acquired, liabilities assumed and noncontrolling interests requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates and asset lives among other items. Beginning in January 2009 with the adoption of the relevant provisions of the FASB guidance for business combinations, the Company expenses transaction costs as incurred.

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

Computer equipment and capitalized software — 3 to 5 years

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

Intangible Assets

The Company classifies intangible assets as definite-lived, indefinite-lived or goodwill. Definite-lived intangibles primarily include revenue-generating contracts, non-compete agreements, venue management and leasehold agreements, client/vendor relationships, technology, trademarks and naming rights, all of which are amortized either pro-rata over the respective lives of the agreements, typically three to twenty years, or on a basis more representative of the time pattern over which the benefit is derived. The Company periodically reviews the appropriateness of the amortization periods related to its definite-lived assets. These assets are stated at cost or fair value. Indefinite-lived intangibles primarily include intangible value related to trade names. The excess cost over fair value of net assets acquired is classified as goodwill. The goodwill and indefinite-lived intangibles are not subject to amortization, but are tested for impairment at least annually.

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

The Company tests indefinite-lived intangible assets annually for impairment by comparing the fair value of the asset to its carrying value. An impairment charge would be recorded based on the difference between the fair value of the asset and the carrying value.

The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows.

Nonconsolidated Affiliates

In general, investments in which the Company owns 20% to 50% of the common stock or otherwise exercises significant influence over the affiliate are accounted for under the equity method. The Company recognizes gains or losses upon the issuance of securities by any of its equity method investees. The Company reviews the value of equity method investments and records impairment charges in the consolidated statement of operations for any decline in value that is determined to be other-than-temporary.

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

Income Taxes

The Company accounts for income taxes using the liability method in accordance with the FASB guidance for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if the Company believes it is more likely than not that some portion of or the entire asset will not be realized. As all earnings from the Company’s continuing foreign operations are permanently reinvested and not distributed, the Company’s income tax provision does not include additional U.S. taxes on those foreign operations. It is not practical to determine the amount of federal and state income taxes, if any, that might become due in the event that the earnings were distributed.

The FASB guidance for income taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

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

Revenue from the Company’s ticketing operations primarily consists of convenience and order processing fees charged at the time a ticket for an event is sold and is recorded on a net basis (net of the face value of the ticket). For tickets sold for events at the Company’s owned and/or operated venues in the U.S., and where the Company controls the tickets internationally, this revenue is recognized after the performance occurs upon settlement of the event. Revenue for the associated ticket fees collected in advance of the event is recorded as deferred revenue until the event occurs. These fees are shared between the Company’s Ticketing segment and the Concerts segment. For tickets sold for events for third-party venues, the revenue is recognized at the time of the sale and is recorded by the Company’s Ticketing segment.

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

Foreign Currency

Results of operations for foreign subsidiaries and foreign equity investees are translated into U.S. dollars using the average exchange rates during the year. The assets and liabilities of those subsidiaries and investees are translated into U.S. dollars using the exchange rates at the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders’ equity in accumulated OCI. Cumulative translation adjustments included in accumulated OCI were $(21.8) million and $11.2 million as of December 31, 2010 and 2009, respectively. Foreign currency transaction gains and losses are included in operations. The Company does not have operations in highly inflationary countries.

Advertising Expense

The Company records advertising expense as it is incurred on an annual basis. Advertising expenses of $221.2 million, $178.7 million and $184.8 million were recorded during the years ended December 31, 2010, 2009 and 2008, respectively.

Direct Operating Expenses

Direct operating expenses include artist fees, show related marketing and advertising expenses, royalties paid to clients for a share of convenience and order processing fees, credit card fees, telecommunications and data communication costs associated with the Company’s call centers, commissions paid on tickets distributed through independent sales outlets away from the box office, and salaries and wages related to seasonal employees at the Company’s venues along with other costs, including ticket stock and shipping. These costs are primarily variable in nature.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and wages related to full-time employees, fixed rent, legal expenses and consulting along with other costs.

Depreciation and Amortization

The Company’s depreciation and amortization expense is presented as a separate line item in the consolidated statements of operations. There is no depreciation or amortization expense included in direct operating expenses or selling, general and administrative expenses.

Ticketing Contract Advances

Ticketing contract advances, which can be either recoupable or non-recoupable, represent amounts paid in advance to the Company’s clients pursuant to ticketing agreements. Recoupable ticketing contract advances are generally recoupable against future royalties earned by the clients, based on the contract terms, over the life of the contract. Non-recoupable ticketing contract advances, excluding those paid for advertising, are fixed additional incentives occasionally paid by the Company to secure exclusive rights with certain clients and are normally amortized over the life of the contract on a straight-line basis. Amortization of these non-recoupable ticketing contract advances is included in depreciation and amortization in the consolidated statements of operations. For the year ended December 31, 2010, the Company amortized $24.1 million related to nonrecoupable ticketing contract advances. There were no such amounts in 2009 and 2008.

Non-cash and Stock-based Compensation

The Company follows the fair value recognition provisions of the FASB guidance for stock-based compensation. In accordance with this guidance, stock-based compensation cost is measured at the grant date based on the fair value of the award and is amortized to selling, general and administrative expenses and corporate expenses on a straight-line basis over the awards’ vesting period.

Acquisition Transaction Expenses

Acquisition transaction expenses consist of direct costs related to business combinations, such as legal and accounting transaction charges related to reviewing and closing an acquisition and also other legal costs directly tied to the transaction. In addition, for acquisitions made after the adoption, in January 2009, of the FASB guidance for business combinations, these expenses also reflect changes in the fair value of accrued acquisition-related contingent consideration arrangements. The Company records transaction costs incurred in connection with the purchase or sale of a noncontrolling interest in a subsidiary, when control is maintained, as a deduction from equity in additional paid-in capital.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported in the financial statements and accompanying notes including, but not limited to, legal, tax and insurance accruals. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the 2009 consolidated financial statements to conform to the 2010 presentation. The Company has reclassified $7.4 million in the 2009 consolidated statement of cash flows as an increase to payments for deferred and contingent consideration and a decrease to cash paid for acquisitions, net of cash acquired to reflect deferred payments for acquisition of a business as a financing activity.

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

In January 2010, the FASB issued amended guidance for improving disclosures about fair value measurements. This updated guidance requires: (i) disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and (ii) presentation of activities within the Level 3 rollforward reconciliation on a gross basis. In addition, the updated guidance requires the following clarifications regarding existing disclosures: (i) a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities and (ii) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. With the exception of the requirement related to presentation of the activities within the Level 3 rollforward reconciliation, which is effective for fiscal years beginning after December 15, 2010, the Company adopted this updated guidance on January 1, 2010 and has included the required disclosures in Note 10—Fair Value Measurements which discusses the foregoing hierarchy levels in more detail.

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

In December 2010, the FASB issued guidance on disclosure of supplementary pro forma information for business combinations which amends and requires additional pro forma disclosure requirements for material business combinations on an individual or aggregate basis including pro forma revenue and earnings of the combined entity as if the acquisition date(s) had occurred as of the beginning of the comparable prior annual reporting period. This guidance also expands the supplemental pro forma disclosure requirements to include a description of the nature and amount of any material non-recurring adjustments that are directly attributable to the business combination. The guidance is effective for fiscal years beginning on or after December 15, 2010. The Company will adopt this guidance on January 1, 2011 and apply it prospectively.

NOTE 2—LONG-LIVED ASSETS

Property, Plant and Equipment

The Company tests for possible impairment of property, plant and equipment whenever events or circumstances change, such as a significant reduction in operating cash flow or a dramatic change in the manner that the asset is intended to be used indicate that the carrying amount of the asset may not be recoverable.

During 2010, 2009 and 2008, the Company reviewed the carrying value of certain property, plant and equipment that management determined would, more likely than not, be disposed of before the end of their previously estimated useful lives or had an indicator that future operating cash flows may not support their carrying value. It was determined that those assets were impaired since the estimated undiscounted cash flows associated with those assets were less than their carrying value. These cash flows were calculated using estimated sale values for the assets being sold, in addition to operating cash flows, all of which were used to approximate fair value. The estimated sales value and operating cash flows used for these non-recurring fair value measurements are considered Level 2 and Level 3 inputs, respectively. The fair value hierarchy levels are discussed in more detail in Note 10—Fair Value Measurements. For the year ended December 31, 2010, the Company recorded an impairment charge of $16.4 million in depreciation and amortization expense primarily related to a HOB club in the Concerts segment and a theatrical theater in other operations. For the year ended December 31, 2009, an impairment charge of $9.6 million was recorded in the Concerts segment related to two theaters, two clubs and a theater development project. For the year ended December 31, 2008, an impairment charge of $7.3 million was recorded in the Concerts segment related to a club and two amphitheaters. The impairment charges for all three years were recorded as a component of depreciation and amortization.

Also during 2010, the Company recorded $4.5 million for acceleration of depreciation expense related to a change in estimate for the CTS ticketing platform assets that are no longer in use.

The Company has recorded asset retirement obligations primarily related to obligations for meeting regulatory requirements for its venues. The following table presents the activity related to the Company’s asset retirement obligations as of December 31, 2010 and 2009:

	2010	2009
	(in thousands)
Balance as of January 1	$1,940	$5,068
Additions	557	107
Accretion of liability	104	28
Liabilities settled	(19)	(3,770)
Foreign currency	(56)	507

Balance as of December 31	$2,526	$1,940

Definite-lived Intangibles

The Company has definite-lived intangible assets which are amortized over the shorter of either the respective lives of the agreements or the period of time the assets are expected to contribute to the Company’s future cash flows. The amortization is recognized on either a straight-line or units of production basis. The following table presents the gross carrying amount and accumulated amortization of definite-lived intangible assets as of December 31, 2010 and 2009:

	December 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

	(in thousands)
Revenue-generating contracts	$482,588	$(112,575)	370,013	$285,145	$(52,576)	$232,569
Non-compete agreements	175,740	(68,833)	106,907	132,912	(45,568)	87,344
Venue management and leaseholds	115,225	(30,878)	84,347	112,044	(23,354)	88,690
Trademarks and naming rights	23,998	(9,522)	14,476	21,925	(8,525)	13,400
Client/vendor relationships	365,344	(30,314)	335,030	19,275	(3,930)	15,345
Technology	95,102	(11,797)	83,305	-	-	-
Other	6,429	(3,239)	3,190	7,537	(2,244)	5,293

Total	$1,264,426	$(267,158)	$997,268	$578,838	$(136,197)	$442,641

During 2010, the Company recorded definite-lived intangible assets totaling $720.2 million, primarily related to revenue-generating contracts, non-compete agreements, trademarks and naming rights, client/vendor relationships and technology of which $585.0 million resulted from the Merger (see Note 3—Business Acquisitions for further discussion of the Merger), $70.4 million of additions in non-compete agreements, venue management and leaseholds and client/vendor relationships resulting from the April 2010 acquisition of the remaining 49% interest in, and control of, LN—Haymon, a promotion company in the U.S., $41.9 million of additions in non-compete agreements, client/vendor relationships and technology from the November 2010 acquisition of Ticketnet, a ticketing company in Spain, and $15.6 million of additions in non-compete agreements and client/vendor relationships from the December 2010 acquisition of a 50% interest in Gellman Management LLC, an artist management company in the U.S. The 2010 additions to definite-lived intangible assets have a weighted-average life of approximately nine years in total and approximately nine years for revenue-generating contracts, four years for non-compete agreements, 13 years for venue management and leaseholds, seven years for trademarks and naming rights, nine years for client/vendor relationships and eight years for technology. In addition, the definite-lived intangibles were impacted by approximately $8.3 million of decreases from foreign exchange rate changes.

During 2009, the Company recorded additional definite-lived intangible assets totaling $12.0 million primarily due to non-compete agreements and venue management and leaseholds related to the February 2009 acquisition of a 51% interest in Brand New Live, a concert promotion company in the Netherlands, the March 2009 acquisition of a 77.5% interest in Tecjet, a company that holds the lease for a venue in Scotland, and the November 2009 acquisition of a 70% interest in

Parcolimpico, which manages venues and facilities in Turin, Italy. Tecjet was acquired by AMG which is owned through the Company’s joint venture with Gaiety Investments. The Company owns 50.1% of the joint venture with Gaiety Investments. Parcolimpico was acquired through the Company’s Get Live 2 joint venture in which the Company held a 10% controlling interest. These additional definite-lived intangible assets were impacted by approximately $8.6 million of increases from foreign exchange rate changes in 2009 and have a weighted average life of approximately 23 years in total and approximately 11 years for revenue-generating contracts, five years for non-compete agreements, 30 years for venue management and leaseholds, four years for trademarks and naming rights and eight years for other definite-lived intangible assets.

The Company tests for possible impairment of definite-lived intangible assets whenever events or circumstances change, such as a significant reduction in operating cash flow or a dramatic change in the manner in which the asset is intended to be used which may indicate that the carrying amount of the asset may not be recoverable. During 2010, 2009 and 2008, the Company reviewed the carrying value of certain definite-lived intangible assets that management determined would not be renewed or that had an indicator that future operating cash flows may not support their carrying value. It was determined that those assets were impaired since the estimated undiscounted cash flows associated with those assets were less than their carrying value. These cash flows were calculated using operating cash flows which were used to approximate fair value. The operating cash flows used for these non-recurring fair value measurements are considered Level 3 inputs. For the years ended December 31, 2010, 2009 and 2008, the Company recorded impairments related to definite-lived intangible assets, on a net basis, of $17.2 million, $0.9 million and $5.1 million, respectively, which are included in depreciation and amortization expense in the Concerts segment. Due to a change in estimate in certain revenue-generating contracts, the Company recorded $5.9 million of additional amortization expense during 2009. Total amortization expense from definite-lived intangible assets for the years ended December 31, 2010, 2009 and 2008 was $151.9 million, $64.6 million and $62.0 million, respectively.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets that exist at December 31, 2010:

(in thousands)
2011	$136,015
2012	$143,588
2013	$139,843
2014	$123,210
2015	$107,810

As acquisitions and dispositions occur in the future and the valuation of intangible assets for recent acquisitions is completed, amortization expense may vary.

Indefinite-lived Intangibles

The Company has indefinite-lived intangible assets which consist primarily of the intangible value related to trade names and are reviewed for impairment at least annually. These indefinite-lived intangible assets had a carrying value of $375.2 million and $28.2 million as of December 31, 2010 and 2009, respectively. As part of the Merger in 2010, the Company recorded a $353.0 million asset relating to the Ticketmaster trade name.

The Company tests for possible impairment of indefinite-lived intangible assets on at least an annual basis. During 2010, the Company determined that certain indefinite-lived intangible assets were impaired since the estimated fair value associated with those assets was less than its carrying value. The fair value of these assets was calculated using a relief-from royalty method. The relief-from royalty method applied a royalty rate to the projected earnings attributable to the indefinite-lived intangible assets. The projected earnings used for these non-recurring fair value measurements are considered Level 3 inputs. For the year ended December 31, 2010, the Company recorded an impairment related to indefinite-lived intangible assets of $10.0 million, which is included in depreciation and amortization expense in the Ticketing segment.

Goodwill

In 2009, the Company’s reportable operating segments were North American Music, International Music and Ticketing. In 2010, subsequent to the Merger, the Company reorganized its business units and the way in which these businesses are assessed and therefore changed its reportable segments to Concerts, Ticketing, Artist Nation, eCommerce and Sponsorship. The Company’s businesses formerly reported as North American Music and International Music are now

allocated primarily to the Concerts segment with a portion allocated to the Sponsorship segment. The Company’s remaining business formerly reported as Ticketing remains in the Ticketing segment in 2010 with the exception of the allocation to the eCommerce segment of a fee per ticket for every ticket sold online in the U.S. and Canada along with online advertising. The Artist Nation segment is primarily made up of Front Line’s artist management and services businesses and the Company’s artist services business which was previously reported as a component of the North American Music segment. As a result of this reorganization, goodwill has been reallocated to the new reporting business units that make up these segments utilizing a fair value approach. When reallocating goodwill as part of a reorganization, the Company allocates goodwill based on the relative fair values similar to that used when a portion of a reporting unit is disposed of. The Company believes a common method used to determine the fair value of a business in its industry is a multiple of projected AOI. For the periods presented, the Company reallocated goodwill using each reporting unit’s relative fair value as calculated by the respective reporting unit’s percentage of total Company projected AOI, excluding Corporate and reporting units that had a projected AOI less than zero. Goodwill related to specific acquisitions was attributed to the respective new reporting units directly (specific allocation).

The Company tests goodwill for impairment, generally as of October 1, using a two-step process. The first step, used to screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The second step, used to measure the amount of any potential impairment, compares the implied fair value of the reporting unit with the carrying amount of goodwill. The Company also tests goodwill for impairment in other periods if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The process of evaluating goodwill for impairment involves the determination of the fair value of the Company’s reporting units. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. Due to the uncertainties associated with such estimates, actual results could differ from such estimates.

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

The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The discounted cash flow methodology uses the Company’s projections of financial performance. The most significant assumptions used in the discounted cash flow methodology are the discount rate, the terminal value or attrition rate and expected future revenue and operating margins, which vary among reporting units.

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the years ended December 31, 2010 and 2009:

	2008/2009 Segments				2010 Segments
	North American Music	International Music	Ticketing	Other	Concerts	Ticketing	Artist Nation	eCommerce	Sponsorship	Other	Total
	(in thousands)
Balance as of December 31, 2008:
Goodwill	$269,902	$202,361	$-	$15,972							$488,235
Accumulated impairment losses	(269,902)	-	-	(13,037)							(282,939)

	-	202,361	-	2,935							205,296

Recast balances (1):
Fair value approach	-	(84,973)	-	-		-	-	-	84,973	-	-
Specific allocation	(269,902)	(117,388)	-	(15,972)	387,290	-	-	-	-	15,972	-
Accumulated impairment losses	269,902	-	-	13,037	(269,902)	-	-	-	-	(13,037)	-

Acquisitions - current year					386	-	-	-	279	-	665
Acquisitions - prior year					7,298	-	-	-	(1,294)	-	6,004
Impairment					(9,085)	-	-	-		-	(9,085)
Dispositions					-	-	-	-		(3,350)	(3,350)
Foreign currency					2,742	-	-	-	1,985	415	5,142

Balance as of December 31, 2009:
Goodwill	-	-	-	-	388,631	-	-	-	85,943	13,037	487,611
Accumulated impairment losses	-	-	-	-	(269,902)	-	-	-	-	(13,037)	(282,939)

	-	-	-	-	118,729	-	-	-	85,943	-	204,672

Acquisitions - current year					-	559,479	267,742	214,927	-	-	1,042,148
Acquisitions - prior year					173	-	250	-	125	-	548
Dispositions					(5,011)	-	-	-	-	-	(5,011)
Foreign currency					(8,306)	(1,623)	-	-	(6,012)	-	(15,941)

Balance as of December 31, 2010:
Goodwill	-	-	-	-	375,487	557,856	267,992	214,927	80,056	13,037	1,509,355
Accumulated impairment losses	-	-	-	-	(269,902)	-	-	-	-	(13,037)	(282,939)

	$-	$-	$-	$-	$105,585	$557,856	$267,992	$214,927	$80,056	$-	$1,226,416

(1)	The beginning balance for each segment has been recast to record goodwill related to a segment that was previously not included in the allocation. The total consolidated amount remains unchanged.

Included in the current year acquisitions amount above for 2010 is $1.0 billion of goodwill primarily related to the Merger and the acquisition of Ticketnet. See Note 3—Business Acquisitions for further discussion of the Merger.

Included in the disposition amount above for 2010 is $5.0 million related to the sale of a music theater in Sweden.

Included in the current year acquisitions amount above for 2009 is $0.7 million of goodwill primarily related to the acquisition of Tecjet.

Included in the prior year acquisitions amount above for 2010 is $0.5 million related to acquisition accounting adjustments and contingent payments for various acquisitions including the 2007 acquisition of Signatures SNI, Inc. Included in the prior year acquisitions amount above for 2009 is $9.1 million of deferred tax liabilities that the Company determined it had not previously recorded primarily in relation to the 2006 acquisition of HOB and $3.7 million of acquisition accounting adjustments and contingent payments for various acquisitions. Partially offsetting these balances is a $5.9 million decrease related to a deferred tax liability recorded in connection with the acquisition of AMG and $0.9 million of deferred tax assets recorded in connection with the acquisition of DF Concerts.

Included in the impairment amount above for 2009 is $9.1 million primarily related to the deferred tax liabilities recorded in connection with the 2006 acquisition of HOB discussed above. Since the goodwill for the North American Concerts reporting unit within the Concerts operating segment was fully impaired during 2008, the Company immediately recorded an impairment charge.

Included in the disposition amount above for 2009 is $3.4 million related to the sale of the Company’s remaining theatrical venues and operations in the United Kingdom.

There were no impairments of goodwill recorded in 2010. Of the total amount of goodwill recognized in connection with 2010 acquisitions, approximately $46.0 million is expected to be deductible for tax purposes.

The Company is in the process of finalizing its acquisition accounting for recent acquisitions which could result in a change to the relevant purchase price allocations including goodwill.

Other Operating Assets

The Company makes investments in various operating assets, including artist rights agreements and rights related to assets for DVD production and distribution. These assets are reviewed for impairment or collectability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During 2010 and 2009, it was determined that the recoverability of certain artist advances was uncertain since the estimated future undiscounted operating cash flows associated with those advances were less than their carrying value. These operating cash flow projections were used to approximate fair value and are considered Level 3 inputs. See Note 10—Fair Value Measurements for further discussion of the fair value hierarchy levels. For the year ended December 31, 2010, the Company recorded a write-down in direct operating expenses of $13.4 million in its Concerts segment related to these advances. For the year ended December 31, 2009, the Company recorded an impairment of $1.9 million in direct operating expenses in its Concerts segment related to these other operating assets. For the year ended December 31, 2008, in connection with the sale of the non-core events business along with rights to certain DVD projects, the Company recorded impairments related to these other operating assets, based on expected sales proceeds, of $1.3 million included in direct operating expenses in the Concerts segment and $14.8 million included in operating expenses as part of discontinued operations.

Long-Lived Asset Disposals

In connection with the Merger, the Company reached an agreement with the DOJ that Ticketmaster would divest its Paciolan ticketing business and, in March 2010, the Company completed this sale to Comcast. In December 2010, the Company also sold Cirkus, a music theater in Sweden, and Pleasure PAAS Party and Pleasure Magazine, event assets in the Netherlands for an indoor Latin/salsa event and the associated magazine.

In September 2009, the Company sold the Boston Opera House, a non-core operational asset, along with rights under a theater management agreement and a leasehold interest in a club, all located in Boston. The sales price for the theater management agreement included a contingent earn-out to be paid over the next five years. The Company impaired these assets during the first and second quarters of 2009, as discussed above in Property, Plant and Equipment. Also in 2009, the Company sold its 20% equity interest in MLK, a German music company involved in the promotion of live entertainment events. During 2008, the Company did not sell any significant assets that were part of its continuing operations.

The table below summarizes the asset and liability values at the time of disposal and the resulting gain or loss recorded.

Divested Asset	Segment	Gain (Loss) on Sale	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
		(in thousands)
2010 Divestitures
Paciolan	Ticketing	$(5,218)	$8,357	$33,492	$7,595	$6,364
Cirkus	Concerts	$3,094	$(1,258)	$15,502	$3,847	$-
Pleasure PAAS Party and
Pleasure Magazine	Concerts	$(67)	$408	$8	$348	$-

2009 Divestitures
Boston venues	Concerts	$60	$127	$22,422	$1,232	$-
MLK	Concerts	$1,564	$-	$7,419	$-	$-

NOTE 3—BUSINESS ACQUISITIONS

During 2010, the Company completed its acquisitions of Ticketmaster, LN—Haymon, Live in Italy, SME Entertainment Group, Gellman, Ticketnet and Marcy Musik Management. These acquisitions were accounted for as business combinations under the acquisition method of accounting. With the exception of Ticketmaster, all other acquisitions were not considered significant on an individual basis or in the aggregate.

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

At the Merger date, Ticketmaster operated in 19 global markets, providing ticketing software and services, ticket resale services, marketing and distribution through www.ticketmaster.com, numerous retail outlets and worldwide call centers. Established in 1976, Ticketmaster serves clients worldwide across multiple event categories, providing exclusive ticketing services for leading arenas, stadiums, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters. Ticketmaster’s business also includes the operations of Front Line, one of the world’s leading artist management companies. Through Live Nation’s merger with Ticketmaster, it is expected the combined company will have the tools to develop new products, expand access and deliver a better service to artists and fans.

The combination of Live Nation and Ticketmaster was structured as a merger of equals. The Merger is accounted for as a business combination under the acquisition method of accounting in accordance with GAAP. Live Nation was the deemed “accounting acquirer” of Ticketmaster for accounting purposes.

Fair Value of Consideration Transferred

(in thousands except exchange ratio, share and per share amounts)

Ticketmaster common stock outstanding on acquisition date	57,389,598
Final Exchange Ratio per share	1.4743728

Number of converted shares of Live Nation common stock	84,613,662
Less: fractional shares	(1,312)

Number of shares of Live Nation common stock issued in the Merger	84,612,350
Per share price of Live Nation common stock on January 25, 2010	$10.51
Fair value of shares of Live Nation common stock issued in the Merger	$889,276
Fair value of exchanged equity and liability awards (1)	$40,841
Cash paid for fractional shares	$13

Total consideration transferred	$930,130

(1)	Represents the fair value, including the tax impact, of Ticketmaster stock option, restricted stock and restricted stock unit replacement awards for precombination services provided, as well as for the precombination service portion of the outstanding shares of Ticketmaster Series A preferred stock exchanged for a note. Certain holders of restricted stock units have the right to receive cash in exchange for these instruments pursuant to the terms of those awards. The fair value of outstanding awards which immediately vested at the time of the Merger has been attributed to precombination service and included in the consideration transferred. The fair value of the awards attributed to postcombination services of $80.4 million will be recorded as compensation cost in the postcombination financial statements of Live Nation. The fair value of the stock options exchanged related to precombination service is included in the calculation of purchase consideration and was determined using the Black-Scholes option pricing model. See Note 15—Stock-Based Compensation for further discussion of the Company’s stock-based compensation.

Recording of Assets Acquired, Liabilities Assumed and Noncontrolling Interests in Ticketmaster

The following table summarizes the acquisition-date fair value of the identifiable assets acquired, liabilities assumed and noncontrolling interests including an amount for goodwill:

(in thousands)
Fair value of consideration transferred	$930,130
Plus: Fair value of noncontrolling interests	147,443

Less: Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	575,579
Accounts receivable	137,600
Prepaid expenses	48,174
Other current assets	32,170
Asset held for sale (Paciolan)	30,000
Property, plant and equipment	64,839
Intangible assets	937,980
Investments in nonconsolidated affiliates	24,630
Other long-term assets	42,163
Accounts payable, client accounts	(393,807)
Accounts payable	(23,741)
Accrued expenses	(134,642)
Deferred revenue	(26,210)
Other current liabilities	(21,815)
Long-term debt	(837,329)
Long-term deferred income taxes	(252,735)
Other long-term liabilities	(109,784)

Goodwill	$984,501

Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the Merger consists largely of the synergies expected from combining the operations of Live Nation and Ticketmaster. The anticipated synergies primarily relate to redundant staffing and related internal support costs, redundant locations, redundant systems and IT costs, purchasing economies of scale and expanded sponsorship revenue opportunities as well as an assembled workforce and reduced public company costs. Of the total amount of goodwill recognized in connection with the Merger, approximately $41.4 million is expected to be deductible for tax purposes. Goodwill of $506.5 million, $263.1 million and $214.9 million has been allocated to the Ticketing, Artist Nation and eCommerce segments, respectively, as a result of the Merger.

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

•

Intangible assets—The fair value of the acquired intangible assets was determined using a variety of valuation approaches. In estimating the fair value of the acquired intangible assets, the Company utilized the valuation methodology determined to be most appropriate for the individual intangible asset being valued as described below. The acquired intangible assets include the following:

	Valuation Method	Estimated Fair Value	Estimated Useful Lives (1)
		(in thousands)	(years)
Revenue-generating contracts	Multi-Period	$210,800	3 to 9
	Excess Earnings (2); Incremental Income Method (3)

Non-compete agreements	With and Without (4)	35,680	1 to 5

Technology	Relief-from Royalty (5)	77,000	5 to 8

Trademarks and trade names (definite-lived)	Relief-from Royalty (5)	5,300	3 to 8

Client/Vendor relationships	Multi-Period Excess Earnings (2)	256,200	4 to 15

Total acquired definite-lived intangible assets		584,980

Trade name (indefinite-lived)	Relief-from Royalty (5)	353,000	N/A

Total acquired intangible assets		$937,980

(1)	Determination of the estimated useful lives of the individual categories of intangible assets was based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with definite lives is recognized over the shorter of the respective lives of the agreement or the period of time the assets are expected to contribute to future cash flows.

(2)	The multi-period excess earnings method estimates an intangible asset’s value based on the present value of the prospective net cash flows (or excess earnings) attributable to it. The value attributed to these intangibles was based on projected net cash inflows from existing contracts or relationships. Specifically, the revenue-generating contracts intangibles relate to contracts the Company has in place with various promoters, sports teams, venue locations and domestic and international ticketing outlets to distribute tickets on the clients’ behalf.

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

(3)	The incremental income method compares existing contractual arrangements to market comparable terms and develops incremental income representing the difference to market terms related to the contracts, if any. The value attributed to certain of the revenue-generating contracts was based on projected net cash inflows from contracts in place with specific customers.

(4)	The with and without method is a specific application of the discounted cash flow method that compares the present values of the debt-free net cash flows with and without the asset being valued and treats the difference as the asset’s fair value. The value attributed to the non-compete agreements was based on projected net cash inflows from agreements with certain key executives or individuals not to enter into, or consult on behalf of, any business venture in competition with their existing business.

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

•

Noncontrolling interests—The fair value of the noncontrolling interests of $147.4 million was estimated by applying the income approach. The fair value estimates are based on (i) an assumed discount rate range of 12% to 15%, (ii) a terminal cash flow growth rate of 3% and (iii) adjustments of 0% to 30% to account for lack of marketability that market participants would consider when estimating the fair value of the individual noncontrolling interests.

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

From the Merger Date through December 31, 2010
(in thousands)
Revenue	$1,246,546
Income from continuing operations	$47,722
Net income attributable to Live Nation Entertainment, Inc.	$47,124

The following unaudited pro forma information presents the consolidated results of Live Nation and Ticketmaster for the years ended December 31, 2010 and 2009, with adjustments to give effect to pro forma events that are directly attributable to the Merger and have a continuing impact, as well as to exclude the impact of pro forma events that are directly attributable to the Merger and are one-time in nature. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods or the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results that the combined company will experience after the Merger. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the Merger. The unaudited pro forma information also does not include any integration costs, dis-synergies or remaining future transaction costs that the companies may incur related to the Merger as part of combining the operations of the companies.

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2009 are as follows:

	Year Ended December 31,
	2010	2009
	(in thousands)
Unaudited pro forma consolidated results:
Revenue	$5,089,110	$5,514,988
Loss from continuing operations	$(156,026)	$(16,874)
Net income (loss) attributable to Live Nation Entertainment, Inc.	$(179,656)	$55,213

The Company has incurred a total of $51.9 million of acquisition transaction expenses to date relating to the Merger, of which $17.0 million and $34.9 million are included in the results of operations for the year ended December 31, 2010 and 2009, respectively. The Company has incurred a total of $3.0 million of equity issuance costs to date related to the Merger which have been recorded as a charge to additional paid-in capital, as a reduction of the otherwise determined fair value of the equity issued.

In connection with the Merger, the Company has incurred severance costs of $7.5 million, $1.2 million, $0.6 million and $0.1 million as a component of selling, general and administrative expenses in its Ticketing, Artist Nation, eCommerce and Sponsorship segments, respectively, and $4.7 million as a component of corporate expenses for the year ended December 31, 2010. As of December 31, 2010, the accrual balance for the Merger restructuring was $3.2 million. The Company does not expect to incur additional significant severance costs in connection with the Merger.

NOTE 4—RESTRUCTURING

During 2010, the Company recorded an accrual for severance costs related to the Merger. See further discussion of the Merger related severance accrual in Note 3—Business Acquisitions.

During 2010, the Company also recorded accruals for severance costs in its Concerts segment related to reorganizations of its North American Concerts division. Total expense of $5.8 million related to these restructurings was recorded as a component of selling, general and administrative expenses. These restructurings will result in the termination of 231 employees. As of December 31, 2010, the accrual balance for the North American Concerts division restructurings was $3.5 million.

As part of the Company’s acquisition of Mean Fiddler, subsequently renamed Festival Republic, in July 2005, the Company recorded an accrual in its Concerts segment primarily related to lease terminations. As of December 31, 2010 and 2009, the accrual balance for the Mean Fiddler restructuring was $0.7 million and $0.8 million, respectively.

In addition, the Company has a remaining restructuring accrual of $0.6 million and $0.7 million as of December 31, 2010 and 2009, respectively, related to its merger with Clear Channel in August 2000.

Excluding the Merger related severance, the Company has recorded a liability in acquisition accounting related to severance for terminated employees and lease terminations as follows:

	2010	2009
	(in thousands)
Severance and lease termination costs:
Accrual at January 1	$1,494	$1,740
Restructuring accruals recorded	5,758	-
Payments charged against restructuring accruals	(2,354)	(259)
Adjustments and foreign currency	(115)	13

Remaining accrual at December 31	$4,783	$1,494

The remaining severance and lease accrual is comprised of $4.0 million of severance and $0.8 million of lease termination costs. The severance accrual includes amounts that will ultimately be paid over the next several years related to deferred payments to former employees, as well as other compensation. The lease termination accrual will be paid over the next thirteen years. For the year ended December 31, 2010, there was $2.2 million charged to the restructuring accrual related to severance. There were no charges related to severance for the year ended December 31, 2009.

NOTE 5—DISCONTINUED OPERATIONS

In January 2008, the Company completed the sale of substantially all of its North American theatrical business, which included the assets of the North American theatrical presenting business and certain theatrical venues, to Key Brand Entertainment Inc. and its lenders for a gross sales price of $90.4 million. After fees, expenses, an adjustment to replace the show cash of the North American theatrical business that was previously removed from the operations and utilized by the Company and other adjustments, the Company received $18.5 million of proceeds in 2008, net of cash sold and transaction costs, and received an additional $12.6 million in 2009. The sale of the North American theatrical business resulted in a total pre-tax gain of $17.8 million.

In September 2008, the Company sold its motor sports business to Feld Acquisition Corp., a wholly-owned subsidiary of Feld Entertainment, Inc., for a gross sales price of $175.0 million in cash, subject to certain net working capital and other post-closing adjustments, in addition to a performance-based contingent payment of up to $30.0 million over a five-year period commencing with calendar year 2009. After fees, expenses and other adjustments, the Company received $166.5 million of net proceeds, excluding the contingent payment. The sale of the motor sports business resulted in a pre-tax gain of $145.0 million.

In October 2008, the Company sold its non-core events business, along with rights to certain DVD projects, to Events Acquisition Corporation which is owned by Michael Cohl, a former director and executive officer of the Company. The events business included rights or investments in certain non-music and exhibition-style events. The Company will receive approximately $15.4 million for the events business, DVD projects and other rights, in addition to performance-based contingent payments and undistributed profits related to future periods. The Company recorded a $0.8 million pre-tax gain in discontinued operations and a $0.7 million loss in continuing operations in the fourth quarter of 2008.

In the third quarter of 2008, the Company recorded a $29.2 million impairment related to the events business, including a $13.0 million impairment of goodwill and also a $1.5 million impairment related to the DVD projects. In connection with the sale, a number of employees, primarily from the Company’s Miami offices, left the Company to join Mr. Cohl’s new organization.

In October 2009, the Company sold its remaining theatrical venues and operations in the United Kingdom to The Ambassador Theatre Group Limited for a gross sales price of $148.7 million. After fees, expenses and a working capital adjustment, the Company received $111.3 million of net proceeds. The sale of the U.K. theatrical business resulted in a tax-free gain of $56.6 million in the fourth quarter of 2009. For the year ended December 31, 2010, the Company reported an additional $4.2 million of expense related to the sale of the U.K. theatrical business.

The Company has reported the North American theatrical business, the motor sports business, the events business and the U.K. theatrical business as discontinued operations in accordance with the FASB guidance for presentation of financial statements. Accordingly, the results of operations for all periods presented have been reclassified. Included in discontinued operations are the Company’s disposals of investments in nonconsolidated affiliates which were part of the businesses sold. During 2009, the Company sold its 33% interest in Dominion Theatre Investments Limited which was part of the U.K. theatrical business. During 2008, the Company sold its 45% interest in NBC-Live Nation Ventures, LLC which was part of the motor sports business. Also included in discontinued operations in 2008 is the impairment of $29.2 million for the events business as discussed above.

Summary operating results of discontinued operations are as follows:

	2010	2009	2008
	(in thousands)
Revenue	$-	$50,985	$241,776
Operating expenses	-	38,229	237,063
Gain on sale of operating assets	-	(6,659)	(2,216)
Other income—net	-	(364)	(775)

Income from discontinued operations before income taxes	-	19,779	7,704
Income tax expense (benefit)	-	(1,903)	11,828

Income (loss) from discontinued operations before loss (gain) on disposal	-	21,682	(4,124)
Loss (gain) on disposal, net of tax of $64.6 million for the year ended December 31, 2008	4,228	(54,595)	(99,777)

Income (loss) from discontinued operations, net of tax	(4,228)	76,277	95,653
Income from discontinued operations attributable to noncontrolling interests	-	-	161
Income (loss) from discontinued operations attributable to

Live Nation Entertainment, Inc.	$(4,228)	$76,277	$95,492

The table below summarizes the asset and liability values at the time of disposal and the resulting gain or loss recorded.

Divested Asset	Segment	Gain on sale	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities	Accumulated OCI
		(in thousands)
2009 Divestitures
U.K. theatrical business	Other	$(56,599)	$16,850	$103,173	$61,705	$111	$3,585
Dominion Theatre	Other	$(6,952)	$-	$4,672	$-	$-	$(150)

2008 Divestitures
NBC JV	Other	$(2,507)	$683	$100	$-	$-	$-
North American theatrical business	Other	$(17,767)	$65,820	$72,351	$79,938	$(38)	$(1,846)
Motor Sports business	Other	$(144,973)	$15,458	$12,285	$(1,634)	$393	$(20)
Events business	Other	$(809)	$3,644	$10,043	$-	$-	$-

NOTE 6—INVESTMENTS

The Company has investments in various nonconsolidated affiliates. These investments are accounted for either under the equity or cost methods of accounting whereby the Company records its investments in these entities in the balance sheet as investments in nonconsolidated affiliates. The Company’s interests in their operations are recorded in the statement of operations as equity in (earnings) losses of nonconsolidated affiliates. Investments in nonconsolidated affiliates in which the Company owns 20% to 50% of the voting common stock or otherwise exercises significant influence over operating and financial policies of the nonconsolidated affiliate are accounted for using the equity method of accounting. Investments in nonconsolidated affiliates in which the Company owns less than 20% of the voting common stock are accounted for using the cost method of accounting. During 2009, the Company sold its 33% interest in Dominion Theatre Investment Limited, a U.K. theatrical company involved in venue operations and the equity in earnings are now reported in discontinued operations following the disposal of the Company’s remaining theatrical venues and operations in the United Kingdom. No investments were considered significant for the years ended December 31, 2010, 2009 and 2008.

The Company’s investment assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For the year ended December 31, 2010, the Company recorded an impairment related to its investments in nonconsolidated affiliates of $0.4 million in equity in earnings. For the year ended December 31, 2008, the Company recorded an impairment related to its investments in nonconsolidated affiliates of $1.4 million in equity in (earnings) losses of nonconsolidated affiliates as a component of other expense (income)—net in discontinued operations. There were no impairments recorded for the years ended December 31, 2009 and 2008.

The Company conducts business with certain of its equity method investees in the ordinary course of business. Transactions relate to venue rentals, management fees, sponsorship revenue, and reimbursement of certain costs. Expenses of $5.0 million, $7.4 million and $3.1 million were incurred in 2010, 2009 and 2008, respectively, and revenue of $1.2 million, $4.6 million and $2.1 million were earned in 2010, 2009 and 2008, respectively, from these equity investees for services rendered or provided in relation to these business ventures.

NOTE 7—LONG-TERM DEBT

Long-term debt, which includes capital leases, at December 31, 2010 and 2009, consisted of the following:

	December 31,
	2010	2009
	(in thousands)

May 2010 Senior Secured Credit Facility:
Term loan A	$96,250	$-
Term loan B, net of unamortized discount of $3.6 million in 2010	790,420	-
Revolving credit facility	-	-
December 2005 Senior Secured Credit Facility:
Term loan	-	343,483
Revolving credit facility	-	101,335
8.125% Senior Notes due 2018	250,000	-
10.75% Senior Notes due 2016, plus unamortized premium of $22.7 million in 2010	309,727	-
2.875% Convertible Senior Notes due 2027, net of unamortized discount of $43.1 million in 2010 and $52.8 million in 2009	176,927	167,217
Other long-term debt	108,540	128,034

	1,731,864	740,069
Less: current portion	54,150	41,032

Total long-term debt, net	$1,677,714	$699,037

Future maturities of long-term debt at December 31, 2010 are as follows:

(in thousands)

2011	$54,150
2012	27,835
2013	29,430
2014	262,356
2015	61,366
Thereafter	1,320,633

Total	1,755,770
Debt discount	(46,653)
Debt premium	22,747

Total including premium and disocunt	$1,731,864

All long-term debt without a stated maturity date is considered current and is reflected as maturing in the earliest period shown in the table above. See Note 10—Fair Value Measurements for discussion of fair value measurement of the Company’s long-term debt.

May 2010 Senior Secured Credit Facility

In May 2010, the Company replaced its existing senior secured credit facilities, including the Ticketmaster senior secured credit facility, by entering into a credit agreement dated as of May 6, 2010 that provides for $1.2 billion in credit facilities (the “Credit Agreement”). As a result, the Company recorded a loss on extinguishment of debt during the second quarter of 2010. This new senior secured credit facility consists of (i) a $100 million term loan A with a maturity of five and one-half years, (ii) an $800 million term loan B with a maturity of six and one-half years and (iii) a $300 million revolving credit facility with a maturity of five years. In addition, subject to certain conditions, the Company has the right to increase such facilities by up to $300 million in the aggregate. The five-year revolving credit facility provides for borrowings up to the amount of the facility with sublimits of up to (i) $150 million to be available for the issuance of letters of credit, (ii) $50 million to be available for swingline loans and (iii) $100 million to be available for borrowings in foreign currencies. The senior secured credit facility is secured by a first priority lien on substantially all of the Company’s domestic wholly-owned subsidiaries and on 65% of the capital stock of the Company’s wholly-owned foreign subsidiaries.

The interest rates per annum applicable to loans under the senior secured credit facility are, at the Company’s option, equal to either LIBOR plus 3.0% or a base rate plus 2.0%, subject to stepdowns based on the Company’s leverage ratio. The interest rate for the term loan B is subject to a LIBOR floor of 1.5% and a base rate floor of 2.5%. The Company is required to pay a commitment fee of 0.5% per year on the undrawn portion available under the five-year revolving loan facility and variable fees on outstanding letters of credit.

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

At December 31, 2010, the outstanding balance on the term loans, excluding the debt discount, and revolving credit facility were $890.3 million and zero, respectively. Based on the Company’s outstanding letters of credit of $49.3 million, $250.7 million was available for future borrowings.

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

2.875% Convertible Senior Notes

In July 2007, the Company issued $220 million of convertible senior notes due 2027. The notes pay interest semiannually at a rate of 2.875% per annum. Beginning with the period commencing on July 20, 2014 and ending on January 14, 2015, and for each of the interest periods commencing thereafter, the Company will pay contingent interest on the notes if the average trading price of the notes during the five consecutive trading days ending on the second trading day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the notes. The contingent interest payable per note will equal 0.25% per year of the average trading price of such note during the applicable five trading-day reference period, payable in arrears. The notes will be convertible, under certain circumstances, at an initial conversion rate of 36.8395 shares per $1,000 principal amount of notes, which represents a 27.5% conversion premium based on the last reported sale price of $21.29 per share on July 10, 2007. Upon conversion, the notes may be settled in shares of Live Nation common stock or, at the Company’s election, cash or a combination of cash and shares of Live Nation common stock. Assuming the Company fully settled the notes in shares, the maximum number of shares that could be issued to satisfy the conversion is 8.1 million. The net proceeds from the offering, after deducting estimated offering expenses payable by the Company, were approximately $212.4 million.

Holders of the 2.875% convertible senior notes may require the Company to purchase for cash all or a portion of their notes on July 15, 2014, July 15, 2017 and July 15, 2022 at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any, subject to specified additional conditions. In addition, if the Company experiences a fundamental change, as defined in the indenture governing the notes, holders may require the Company to purchase for cash all or a portion of their notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any. Due to its legal structure, the Merger was not considered a fundamental change under these covenants.

On or after July 20, 2014, the Company may redeem all or a portion of the notes for cash at a price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest, if any.

As of December 31, 2010 and 2009, the carrying amount of the equity component of the notes was $73.0 million. As of December 31, 2010, the principal amount of the liability component (face value of the notes), the unamortized discount and the net carrying amount of the notes was $220.0 million, $43.1 million and $176.9 million, respectively. As of December 31, 2009, the principal amount of the liability component (face value of the notes), the unamortized discount and the net carrying amount of the notes was $220.0 million, $52.8 million and $167.2 million, respectively. As of December 31, 2010, the remaining period over which the discount will be amortized is approximately four years. At December 31, 2010, the value of the notes if converted and fully settled in shares does not exceed the principal amount of the notes. For the years ended December 31, 2010, 2009 and 2008, the effective interest rate on the liability component of the notes was 9.7%. The following table summarizes the amount of pre-tax interest cost recognized on the notes:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Interest cost recognized relating to:
Contractual interest coupon	$6,325	$6,325	$6,325
Amortization of debt discount	9,710	8,811	7,995
Amortization of debt issuance costs	703	703	703

Total interest cost recognized on the notes	$16,738	$15,839	$15,023

See Note 9—Derivative Instruments for discussion on the accounting for derivative instruments embedded within the 2.875% convertible senior notes.

Other Long-term Debt

Other long-term debt is comprised of capital leases of $10.5 million and notes payable and other debt of $98.0 million, including debt to noncontrolling interest partners of $29.5 million, debt related to the redevelopment of the O2 Dublin of $19.3 million and $42.1 million of long-term debt for AMG which consists of term loans and shareholder loan notes. Total notes payable consists primarily of twenty notes with interest rates ranging from 3.1% to 11.0% and maturities of up to nine years.

Debt Extinguishment

The December 2005 senior secured credit facility and the Ticketmaster senior secured credit facility were paid in full in May 2010 with proceeds from the Credit Agreement and the issuance of the 8.125% senior notes. In addition, the interest rate swap agreements affiliated with the December 2005 senior secured credit facility were settled in conjunction with the termination of the prior credit facility. See Note 9—Derivative Instruments for further discussion of the interest rate swap settlements. Also, the Company converted the existing preferred stock of one of its subsidiaries into the right to receive a cash payment of the outstanding principal and a make-whole payment to compensate the holders for their interest through maturity and settled this obligation. Finally, the Company expensed the deferred debt issuance costs associated with the

December 2005 senior secured credit facility and preferred stock. The Company recorded a total of $21.2 million for the loss on extinguishment of debt in the second quarter of 2010.

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

Ticketmaster Senior Secured Credit Facility

As part of the Merger, the Company acquired the Ticketmaster senior secured credit facility, which consisted of a $100 million term loan A, a $350 million term loan B and a $200 million revolving credit facility.

The interest rates per annum applicable to loans under the Ticketmaster senior secured credit facility at the Merger date were a base rate plus an applicable margin in the case of term loan A and the revolving credit facility and 4.5% per annum plus LIBOR for term loan B. The base rate was the greater of (i) the prime rate as quoted from time to time by JPMorgan Chase Bank, N.A. or (ii) the Federal Funds rate plus 0.5%. At the Merger date, the base rate was 2.5%.

Debt Covenants

The Company’s Credit Agreement contains a number of covenants and restrictions that, among other things, require the Company to satisfy certain financial covenants and restrict the Company’s and its subsidiaries’ ability to incur additional debt, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets, merge or consolidate, and pay dividends and make distributions (with the exception of subsidiary dividends or distributions to the parent company or other subsidiaries on at least a pro-rata basis with any noncontrolling interest partners). Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the credit facility becoming immediately due and payable. The Credit Agreement has two covenants measured quarterly that relate to total leverage and interest coverage. The consolidated total leverage covenant requires the Company to maintain a ratio of consolidated total debt to consolidated EBITDA (both as defined in the Credit Agreement) of less than 4.9x over the trailing four consecutive quarters. The total leverage ratio will reduce to 4.5x on September 30, 2011, 4.0x on September 30, 2012, 3.75x on September 30, 2013 and 3.5x on March 31, 2015. The consolidated interest coverage covenant requires the Company to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense (both as defined in the credit agreement) of 2.5x over the trailing four consecutive quarters. The interest coverage will increase to 2.75x on September 30, 2011, and 3.0x on September 30, 2012.

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

At December 31, 2010, the Company was in compliance with all debt covenants. The Company expects to remain in compliance with all of these covenants throughout 2011.

NOTE 8—REDEEMABLE PREFERRED STOCK

One of the Company’s subsidiaries had 200,000 shares of Series A redeemable preferred stock, par value $.01 per share, and 200,000 shares of Series B redeemable preferred stock, par value $.01 per share, outstanding (collectively, the “Preferred Stock”) with an aggregate liquidation preference of $40 million. The Preferred Stock accrued dividends at 13% per annum and was mandatorily redeemable on December 21, 2011. As part of the May 2010 debt extinguishment, the Company converted this existing Preferred Stock into the right to receive a cash payment of the outstanding principal and a make-whole payment to compensate the holders for their interest through maturity and settled this obligation. See Note 7—Long-Term Debt for further discussion of the May 2010 debt extinguishment.

NOTE 9—DERIVATIVE INSTRUMENTS

The Company is required to recognize all of its derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. See Note 10—Fair Value Measurements for further discussion of the fair values for derivative instruments. The Company accounts for changes in the fair value of a derivative instrument depending on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of OCI and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (for example, in interest expense when the hedged transactions are interest cash flows associated with floating-rate debt). The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in other expense (income)—net in current earnings in the consolidated statements of operations during the period of change. Derivative instruments that are hedges of exposure related to forecasted transactions, but are not designated as hedges, are accounted for at fair value with changes in fair value recorded in earnings to the same line item associated with the forecasted transaction. The Company does not enter into derivative instruments for speculation or trading purposes.

In May 2010, in conjunction with the debt extinguishment (see Note 7—Long-Term Debt for discussion of the Company’s debt extinguishment), the Company settled three interest rate swap agreements, one of which was designated as a cash flow hedge for accounting purposes, that were associated with the term loans under the Company’s December 2005 senior secured credit facility. The Company recognized expenses of $2.2 million and $2.3 million for the settlement of the designated and undesignated interest rate swap agreements, respectively, as a component of loss on extinguishment of debt.

In May 2010, the Company entered into an interest rate cap agreement which is designated as a cash flow hedge for accounting purposes. The interest payments being hedged are the LIBOR-based interest payments for the Company’s term loan A. The purpose of the interest rate cap agreement is to limit the Company’s cash flow exposure to the variable LIBOR rate to a maximum interest rate of 4% per annum. The interest rate cap agreement matures in June 2013 with a notional amount of $96.3 million as of December 31, 2010. The Company expects minimal gain or loss to be reclassified into earnings within the next 12 months. Approximately 11% of the Company’s outstanding term loans under the senior secured credit facility had their interest payments designated as the hedged forecasted transactions against the interest rate cap agreement at December 31, 2010.

Additionally, the Company has three interest rate swap agreements that have not been designated as hedging instruments. The Company has two interest rate swap agreements to convert a portion of AMG’s long-term debt from floating-rate debt to a fixed-rate basis with a notional amount of $30.3 million. Also, in connection with the financing of the redevelopment of the O2 Dublin, the Company has an interest rate swap agreement to convert a portion of long-term debt from floating-rate debt to a fixed-rate basis with a notional amount of $14.8 million. Any changes in fair value are recorded in earnings during the period of the change.

The Company’s 2.875% convertible senior notes issued in July 2007 include certain provisions which are bifurcated from the notes and accounted for as derivative instruments. At the date of issuance and as of December 31, 2010 and 2009, the fair value of these provisions is considered de minimis.

The Company primarily uses forward currency contracts in addition to options to reduce its exposure to foreign currency risk. The principal objective of such contracts is to minimize the risks and/or costs associated with short-term artist fee commitments. The Company enters into forward currency contracts to minimize the risks associated with changes in foreign currency rates on short-term intercompany loans. At December 31, 2010 and 2009, the Company had forward currency contracts outstanding with notional amounts of $85.7 million and $5.9 million, respectively. These forward currency contracts have not been designated as hedging instruments. Any change in fair value is reported in earnings during the period of the change.

The Company’s derivative instruments are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets. The fair value of derivative instruments in the consolidated balance sheets as of December 31, 2010 and 2009 presented on a gross basis are as follows:

	As of December 31, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)

Derivatives designated as hedging instruments:
Interest rate cap	Other long-term assets	$167	Other current liabilities	$-

Total derivatives designated as hedging instruments		167		-

Derivatives not designated as hedging instruments:
Interest rate swaps	Other long-term assets	-	Other long-term liabilities	(2,119)
Forward currency contracts	Other current assets	197	Other current liabilities	(2,960)
Contingent interest provision on 2.875% convertible senior notes (1)		-		-

Total derivatives not designated as hedging instruments		197		(5,079)

Total derivatives		$364		$(5,079)

	As of December 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)

Derivatives designated as hedging instruments:
Interest rate swap	Other long-term assets	$-	Other current liabilities	$(3,255)
Forward currency contract	Other current assets	71	Other current liabilities	-

Total derivatives designated as hedging instruments		71		(3,255)

Derivatives not designated as hedging instruments:
Interest rate swaps	Other long-term assets	378	Other long-term liabilities	(6,603)
Forward currency contracts	Other current assets	144	Other current liabilities	(7)
Contingent interest provision on 2.875% convertible senior notes (1)		-		-

Total derivatives not designated as hedging instruments		522		(6,610)

Total derivatives		$593		$(9,865)

(1)	At the date of issuance and as of December 31, 2010 and 2009, this fair value was considered de minimis.

The effect of derivative instruments on the consolidated statements of operations for the years ended December 31, 2010 and 2009 were as follows:

For the Year Ended December 31, 2010
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(in thousands)

Interest rate cap	$271	Interest expense	$-	Other expense (income) - net	$-
Interest rate swaps	$(222)	Interest expense	$(2,780)	Other expense (income) - net	$-
Interest rate swaps	$-	Loss on extinguishment of debt	$(4,484)	Other expense (income) - net	$-
Forward currency contract	$273	Direct operating	$344	Other expense	$-
		expenses		(income) - net

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives
(in thousands)

Interest rate swaps (2)	$(1,603)	Interest expense

Forward currency contracts	$(1,182)	Revenue
Forward currency contracts	$(4,955)	Direct operating expenses

Forward currency contracts	$(294)	Other expense (income) — net

Contingent interest provision on 2.875% convertible senior notes (1)	$-	Other expense (income) - net

For the Year Ended December 31, 2009
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(in thousands)

Interest rate swap	$(5,420)	Interest expense	$(7,020)	Other expense (income) - net	$-
Forward currency contract	$71	Direct operating	$-	Other expense	$-
		expenses		(income) - net

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives
(in thousands)

Interest rate swaps (2)	$(1,271)	Interest expense

Forward currency contracts	$868	Direct operating expenses

Forward currency contracts related to business unit disposal (3)	$(318)	Income from discontinued operations

Contractual guarantee (4)	$(2,398)	Depreciation and amortization

Contingent interest provision on 2.875% convertible senior notes (1)	$-	Other expense (income) — net

(1)	For the years ended December 31, 2010 and 2009, this provision was considered de minimis and no gain (loss) was recognized.

(2)	Includes an interest rate swap that was de-designated in the third quarter of 2009. The de-designated instrument contributed a $2.2 million loss from OCI that is included in the amount reported in this table. At December 31, 2009, a $3.8 million loss remained in OCI to be amortized into earnings in future periods. The swap was settled in May 2010.

(3)	Amount relates to the October 2009 U.K. theatrical venues sale which is discussed in Note 5—Discontinued Operations.

(4)	The contractual guarantee was settled in the first quarter of 2009.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis, as of December 31, 2010 and 2009, which are classified as other current assets, other long-term assets, other current liabilities and other long-term liabilities:

	Fair Value Measurements at December 31, 2010				Fair Value Measurements at December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)				(in thousands)
Assets:
Cash equivalents	$5,000	$-	$-	$5,000	$-	$-	$-	$-
Forward currency contracts	-	6	-	6	-	208	-	208
Interest rate cap	-	167	-	167				-
Investments in rabbi trusts	3,576	-	-	3,576	3,431	-	-	3,431

Total	$8,576	$173	$-	$8,749	$3,431	$208	$-	$3,639

Liabilities:
Interest rate swaps	$-	$2,119	$-	$2,119	$-	$9,480	$-	$9,480
Forward currency contracts	-	2,769	-	2,769	-	-	-	-
Contingent consideration	-	-	17,894	17,894	-	-	-	-
Other current liabilities	3,576	-	-	3,576	3,431	-	-	3,431

Total	$3,576	$4,888	$17,894	$26,358	$3,431	$9,480	$-	$12,911

Cash equivalents consist of money market funds. Fair values for cash equivalents are based on quoted prices in an active market. Fair values for forward currency contracts are based on observable market transactions of spot and forward rates. Investments in rabbi trusts include exchange-traded equity securities and mutual funds. Fair values for these investments are based on quoted prices in active markets. Fair values for the interest rate swaps and the interest rate cap are based on inputs corroborated by observable market data with similar tenors. Other liabilities represent deferred compensation obligations to employees under certain plans. The liabilities related to these plans are adjusted based on changes in the fair value of the underlying employee-directed investments and therefore are classified consistent with the investments.

The Company has certain contingent consideration obligations for those acquisitions that occurred after December 31, 2008, which are measured at fair value using Level 3 inputs. The amounts due to the sellers are based on the achievement of agreed upon financial performance metrics by the acquired companies. The Company records the liability at the time of the acquisition based on management’s best estimates of the future results of the acquired companies compared to the agreed-upon metrics. The most significant estimate involved in the measurement process is the projection of future results of the acquired companies. By comparing these estimates to the agreed-upon metrics, the Company estimates the amount, if any, anticipated to be paid to the seller on the agreed-upon future date. For obligations payable at a date greater than twelve months from the acquisition date, the Company applies a discount rate to present value the estimated obligations. The discount rate is intended to reflect the risks of ownership and the associated risks of realizing the stream of projected cash flows. Subsequent to the date of acquisition, the Company updates the original valuation to reflect updated projections of future results of the acquired companies and the passage of time. Changes in the valuations of contingent consideration are reported in acquisition transaction expenses. See Note 11—Commitments and Contingent Liabilities for additional information related to the contingent payments.

The following table summarizes the changes in fair value of the Company’s Level 3 liabilities for the year ended December 31, 2010:

Contingent Consideration
(in thousands)
Balance as of December 31, 2009	$-
Total gains and losses (realized/unrealized) :
Included in earnings (or changes in net assets)	3,171
Included in other comprehensive income (loss)	-
Purchases	26,825
Issuances	-
Settlements	(12,102)
Transfer in and/or out of Level 3	-

Balance as of December 31, 2010	$17,894

The amount of total gains and losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2010	$3,171

Due to the short maturity, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximated their fair values at December 31, 2010 and 2009.

The Company’s outstanding debt held by third-party financial institutions is carried at cost, adjusted for premiums or discounts. The Company’s debt is not publicly-traded and, for the Company’s debt that accrues interest at a variable rate, the carrying amounts typically approximate their fair value. The estimated fair values of the 8.125% senior notes, the 10.75% senior notes and the 2.875% convertible senior notes were $252.0 million, $311.4 million and $195.8 million at December 31, 2010, respectively. The estimated fair value of the 2.875% convertible senior notes was $176.0 million at December 31, 2009. The estimated fair value of the Company’s third-party fixed-rate debt is based on third-party quotes, which are considered to be Level 2 inputs.

The Company has fixed rate debt with noncontrolling interest partners of $29.5 million and $31.9 million at December 31, 2010 and 2009, respectively. The Company is unable to determine the fair value of this debt.

NOTE 11—COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases office space, certain equipment and some of the venues used in its concerts and other operations. Some of the lease agreements contain renewal options and annual rental escalation clauses (generally tied to the consumer price index), as well as provisions for the payment of utilities and maintenance by the Company. The Company also has non-cancelable contracts related to minimum performance payments with various artists and other event-related costs. In addition, the Company has commitments relating to additions to property, plant, and equipment under certain construction commitments for facilities and venues.

As of December 31, 2010, the Company’s future minimum rental commitments under non-cancelable operating lease agreements with terms in excess of one year, minimum payments under non-cancelable contracts in excess of one year and capital expenditure commitments consist of the following:

	Non-cancelable Operating Leases	Non-cancelable Contracts	Capital Expenditures
	(in thousands)
2011	$104,018	$550,338	$2,429
2012	98,373	169,952	25
2013	89,728	87,156	25
2014	84,095	120,233	25
2015	79,832	64,833	25
Thereafter	1,058,896	70,315	50

Total	$1,514,942	$1,062,827	$2,579

Commitment amounts for non-cancelable operating leases and non-cancelable contracts which stipulate an increase in the commitment amount based on an inflationary index have been estimated using an inflation factor of 2.3% for North America and 2.8% for the United Kingdom.

Minimum rentals of $97.2 million to be received in years 2011 through 2020 under non-cancelable subleases are excluded from the commitment amounts in the above table.

Total rent expense charged to operations for 2010, 2009 and 2008 was $128.0 million, $101.7 million and $100.1 million, respectively. In addition to the minimum rental commitments included in the table above, the Company has leases that contain contingent payment requirements for which payments vary depending on revenue, tickets sold or other variables. Contingent rent expense charged to operations for 2010, 2009 and 2008 was $20.1 million, $20.2 million and $18.8 million, respectively. The above table above does not include contingent rent or rent expense for events in third-party venues.

In connection with asset and business disposals, the Company generally provides indemnifications to the buyers including claims resulting from employment matters, commercial claims and governmental actions that may be taken against the assets or businesses sold. Settlement of these claims is subject to various statutory limitations that are dependent upon the nature of the claim. As of December 31, 2010 and 2009, the balance for these indemnifications for asset and business disposals was $7.5 million and $6.4 million, respectively.

Certain agreements relating to acquisitions that occurred prior to the adoption, in January 2009, of the new FASB guidance for business combinations provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired companies. The Company will accrue additional amounts related to such contingent payments, with a corresponding adjustment to goodwill, if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent payments, if performance targets are met, are not expected to significantly impact the financial position or results of operations of the Company.

The Company has certain contingent obligations related to acquisitions made after the adoption in January 2009 of the FASB guidance for business combinations of various artist management companies and a concert promotion company. In accordance with the current guidance for business combinations, contingent consideration must be accrued at the time of the acquisition. The contingent consideration is generally subject to payout following the achievement of future performance targets and some may be payable in 2011. As of December 31, 2010, the Company has accrued $1.2 million in other current liabilities and $16.7 million in other long-term liabilities representing the fair value of these estimated earn-out arrangements. See Note 10—Fair Value Measurements for further discussion related to the valuation of the earn-out payments.

During 2006, in connection with the Company’s acquisition of Historic Theatre Group, the Company guaranteed obligations related to a lease agreement. In the event of default, the Company could be liable for obligations which have future lease payments (undiscounted) of approximately $26.2 million through the end of 2035. The scheduled future minimum rentals for this lease for the years 2011 through 2015 are $1.6 million each year. The venues under the lease agreement were included in the sale of the Company’s North American theatrical business. The Company entered into an Assumption Agreement with the buyer in connection with the sale, under which the buyer is assuming the Company’s obligations under the guaranty, however the Company remains contingently liable to the lessor. The Company believes that the likelihood of a material liability being triggered under this lease is remote, and no liability has been accrued for these contingent lease obligations as of December 31, 2010.

As of December 31, 2010 and 2009, the Company guaranteed the debt of third parties of approximately $3.2 million and $4.3 million, respectively, primarily related to maximum credit limits on employee and tour-related credit cards and bank lines of credit of a nonconsolidated affiliate and a third-party promoter.

CTS Arbitration

Live Nation Worldwide, Inc. (“Live Nation Worldwide”) and CTS were parties to an agreement (the “CTS agreement”) pursuant to which CTS was to develop and Live Nation Worldwide licensed or agreed to use ticketing software or ticketing platforms. Under the agreement, CTS was to develop software to be licensed to Live Nation Worldwide to provide ticketing services in the United States and Canada. The CTS agreement also generally required Live Nation Worldwide to use CTS’s ticketing platforms in certain European countries so long as CTS’s existing platforms were appropriately modified to meet local market conditions. As of June 13, 2010, Live Nation Worldwide terminated the CTS agreement because CTS materially breached the agreement by failing to deliver a North American ticketing system that met the contractual requirements of being a “world class ticketing system . . . that fits the needs of the North American market,” and by failing to deliver a ticketing system for the United Kingdom and other European countries that fit the needs of those markets as required by the CTS agreement.

For North America, had CTS performed on the CTS agreement, it would have been generally entitled to receive, during the then 10-year term of the CTS agreement, a per ticket license fee upon the sale of certain tickets that Live Nation Worldwide or any of certain of its subsidiaries (collectively, the “Live Nation Worldwide entities”) controlled and had the right to distribute by virtue of certain promotion and venue management relations. This per ticket fee for events in North America was payable to CTS regardless of whether the Live Nation Worldwide entities chose to use the CTS ticketing platform, Ticketmaster’s ticketing platform or another ticketing platform for the sale of such controlled tickets. For events in certain European countries, not including the United Kingdom, Live Nation Worldwide generally was required, during a 10-year term, to exclusively book on the CTS ticketing platform all tickets that the Live Nation Worldwide entities had the right to distribute (or, to the extent other ticketing platforms were used, Live Nation Worldwide was generally required to pay to CTS the same fee that would have been payable had the CTS platform been used). For events in the United Kingdom, Live Nation Worldwide was required, for a 10-year term, to (i) book on the CTS ticketing platform all tickets controlled by Live Nation Worldwide entities that are not allocated by Live Nation Worldwide for sale through other sales channels and (ii) to offer for sale on the CTS UK website a portion of the tickets controlled by the Live Nation Worldwide entities. Finally, the CTS agreement obligated Live Nation Worldwide and CTS to negotiate a set of noncompete agreements that, subject to legal restrictions, could have precluded Live Nation Worldwide from offering primary market ticketing services to third parties in certain European countries during the term of the CTS agreement.

In April 2010, CTS filed a request for arbitration with the International Court of Arbitration of the International Chamber of Commerce (“ICC”) pursuant to the CTS agreement. In its request for arbitration, CTS asserts, among other things, that (i) the terms of the CTS agreement, including the North America per ticket license fee, European exclusivity obligations and United Kingdom distribution obligations described above, apply to tickets sold and distributed by Ticketmaster, (ii) Ticketmaster’s sales and distribution of tickets following the completion of the Merger have resulted in various breaches of Live Nation Worldwide’s obligations under the CTS agreement, (iii) the Company has failed to allocate the proper number of tickets to CTS’s system in the United Kingdom and (iv) the Merger and the Company’s subsequent actions have breached the implied covenant of good faith and fair dealing. In its request for arbitration, CTS seeks relief in the form of a declaration that the Company and Live Nation Worldwide are in breach of the CTS agreement and the implied covenant of good faith and fair dealing, specific performance of Live Nation Worldwide’s obligations under the CTS agreement, and unspecified damages resulting from such breaches. The Company expects that when CTS specifies its damages claims, they will include damages for royalties that would have been paid over the contemplated 10-year term of the CTS agreement, on Ticketmaster-controlled tickets (as well as tickets controlled by Live Nation Worldwide or any of certain of its subsidiaries), and for competitive injuries due to Ticketmaster’s operations in Europe.

In May 2010, the Company responded to CTS’s request for arbitration and filed counterclaims asserting that CTS breached the CTS agreement by failing to provide ticketing platforms that met the standard required by the CTS agreement for the North American and European markets. The Company seeks relief primarily in the form of damages and a declaration that the Company validly terminated the CTS agreement based on CTS’s material breaches. The Company denies that CTS is entitled to collect damages for royalties that would have been paid over the full 10-year term of the CTS agreement, on Ticketmaster-controlled tickets, and for competitive injuries due to Ticketmaster’s operations in Europe. The matter has been assigned to an arbitrator and a hearing has been scheduled to commence in July 2011. The Company intends to vigorously defend the action.

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

Ticketing Fees Consumer Class Action Litigation

In October 2003, a purported representative action was filed in the Superior Court of California challenging Ticketmaster’s charges to online customers for shipping fees and alleging that its failure to disclose on its website that the charges contain a profit component is unlawful. The complaint asserted a claim for violation of California’s Unfair Competition Law (“UCL”) and sought restitution or disgorgement of the difference between (i) the total shipping fees charged by Ticketmaster in connection with online ticket sales during the applicable period, and (ii) the amount that Ticketmaster actually paid to the shipper for delivery of those tickets. In August 2005, the plaintiff filed a first amended complaint, then pleading the case as a putative class action and adding the claim that Ticketmaster’s website disclosures in respect of its ticket order-processing fees constitute false advertising in violation of California’s False Advertising Law. On this new claim, the amended complaint seeks restitution or disgorgement of the entire amount of order-processing fees charged by Ticketmaster during the applicable period. In April 2009, the Court granted the plaintiff’s motion for leave to file a second amended complaint adding new claims that (a) Ticketmaster’s order processing fees are unconscionable under the UCL, and (b) Ticketmaster’s alleged business practices further violate the California Consumer Legal Remedies Act. Plaintiff later filed a third amended complaint, to which Ticketmaster filed a demurrer in July 2009. The Court overruled Ticketmaster’s demurrer in October 2009.

The plaintiff filed a class certification motion in August 2009, which Ticketmaster opposed. In February 2010, the Court granted certification of a class on the first two causes of action, which allege that Ticketmaster misrepresents/omits the fact of a profit component in shipping and order processing fees. The class would consist of California consumers who purchased tickets through Ticketmaster’s website from 1999 to present. The Court denied certification of a class on the third and fourth causes of action, which allege that Ticketmaster’s shipping and order processing fees are unconscionably high. In March 2010, Ticketmaster filed a Petition for Writ of Mandate with the California Court of Appeal, and plaintiffs also filed a motion for reconsideration of the Superior Court’s class certification order. In April 2010, the Superior Court denied plaintiffs’ Motion for Reconsideration of the Court’s class certification order, and the Court of Appeal denied Ticketmaster’s Petition for Writ of Mandate. In June 2010, the Court of Appeal granted the plaintiffs’ Petition for Writ of Mandate and ordered the Superior Court to vacate its February 2010 order denying plaintiffs’ motion to certify a national class and enter a new order granting plaintiffs’ motion to certify a nationwide class on the first two claims. In September 2010, Ticketmaster filed its Motion for Summary Judgment on all causes of action in the Superior Court, and that same month plaintiffs filed their Motion for Summary Adjudication of various affirmative defenses asserted by Ticketmaster. In November 2010, Ticketmaster filed its Motion to Decertify Class.

In December 2010, the parties entered into a binding term sheet that provides for the settlement of the litigation and the resolution of all claims set forth therein. The settlement remains subject to preliminary and final approval by the Court. The plaintiffs are currently expected to file a motion for preliminary settlement approval on or after February 28, 2011. Ticketmaster and its parent, Live Nation Entertainment, Inc., have not acknowledged any violations of law or liability in connection with the matter, but have agreed to the settlement in order to eliminate the uncertainties and expense of further protracted litigation. Pursuant to the terms of the settlement, among other things, Ticketmaster will pay the fees of the claims administrator as well as the plaintiffs’ attorneys’ fees and certain costs that are approved by the Court and subject to a set maximum, and class members who meet certain conditions will be entitled to receive from Ticketmaster a cash payment and/or discounts off one or more future ticket purchases. The individual and aggregate values of each option are subject to set maximums. Ticketmaster will also make certain changes to disclosures on its website. As of December 31, 2010, the Company has accrued $21.2 million, its best estimate of the probable costs associated with this settlement. This liability includes an estimated redemption rate. Any difference between the Company’s estimated redemption rate and the actual redemption rate it experiences will impact the final settlement amount; however, the Company does not expect this difference to be material.

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

Litigation Relating to the Merger of Live Nation and Ticketmaster

Ticketmaster and its Board of Directors were named as defendants in a pair of lawsuits filed in February 2009 in the Superior Court of California challenging the merger of Live Nation and Ticketmaster. These actions were consolidated by court order in March 2009. The consolidated complaint, as amended, generally alleges that Ticketmaster and its directors breached their fiduciary duties by entering into the Merger Agreement without regard to the fairness of its terms to the Ticketmaster stockholders and in return for illicit payments of “surplus” Live Nation stock. It also alleges that the joint proxy statement/prospectus of Live Nation and Ticketmaster contained material omissions and misstatements. The plaintiffs moved for a preliminary injunction barring the completion of the Merger in December 2009, which motion was denied at a hearing held later that month. The Ticketmaster and Live Nation stockholders each approved the Merger in January 2010, and the Merger was consummated later that same month. In April 2010, the parties reached a settlement which the Court preliminarily approved in July 2010. In November 2010, the Court gave final approval to the settlement and entered a Final Judgment and Order of Dismissal with Prejudice, thereby concluding the litigation.

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

Transactions with Clear Channel

The Company has one non-employee director as of December 31, 2010 on its board of directors that is also a director and executive officer of Clear Channel. This director receives directors’ fees, stock options and restricted stock awards as do other non-employee members of the Company’s board of directors. As of December 31, 2010, the Company has an employee director that is also a director of Clear Channel.

From time to time, the Company purchases advertising from Clear Channel and its subsidiaries in the ordinary course of business. For the years ended December 31, 2010, 2009 and 2008, the Company recorded $5.1 million, $8.3 million and $13.2 million, respectively, as components of direct operating expenses and selling, general and administrative expenses for these advertisements.

Transactions with IAC

The Company had one non-employee director as of December 31, 2010 that was also a director and executive officer of IAC.

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

The Company currently occupies office space in a building in Los Angeles that is owned by IAC. Related rental expense charged to the Company by IAC for the Los Angeles office space totaled $1.8 million from the Merger date through December 31, 2010, respectively. These charges are recorded as selling, general and administrative expenses.

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

Among other things, subject to certain restrictions and limitations set forth in the Liberty Stockholder Agreement, Liberty Media has exercised its right to nominate two directors to serve on the Company’s board of directors. The Liberty Stockholder Agreement also contains provisions relating to limitations on the ownership of the Company’s equity securities by Liberty Media and its affiliates following the Merger and on transfers of the Company’s equity securities and rights and obligations under the Liberty Stockholder Agreement following the Merger. For discussion of events subsequent to December 31, 2010 involving Liberty Media, see Note 20—Subsequent Events.

Transactions Involving Executives

ATC Aviation, Inc. (“ATC”), which is owned by Irving Azoff, the Company’s Executive Chairman and Chairman of the board of directors of the Company, owns both an aircraft and a fractional interest in a different aircraft. An aircraft management and charter company unrelated to either the Company or ATC, manages and operates the fully-owned aircraft on ATC’s behalf and charges market rates for the use of the fully-owned aircraft when used by Mr. Azoff or other executives on Company business, a portion of which is paid to ATC. In addition, ATC is reimbursed by the Company for expenses incurred from the use of its fractional interest when used by Mr. Azoff or other executives for Company business. From the Merger date through December 31, 2010, the Company made payments to ATC and the outside aircraft management and charter company totaling $0.7 million pursuant to the foregoing arrangements.

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

In March 2010, the board of directors of Front Line declared a dividend in the amount of $115.74844 per share of Front Line common stock payable in cash to the holders of record of Front Line common stock. This dividend totaled $20.6 million and was paid in March 2010. The Azoff Trust received a pro rata portion of this dividend totaling $3.0 million with respect to the 25,918.276 shares of Front Line common stock held by the trust. Mr. Azoff, pursuant to the terms of a restricted share grant agreement, also may be entitled to certain gross-up payments from Front Line associated with distributions made on the unvested portion of his restricted Front Line common shares for the difference between ordinary income and capital gains tax treatment. Such payments to Mr. Azoff were $0.7 million related to the March 2010 Front Line dividend. The amount of the pro rata dividend paid to the Company was $15.0 million. Prior to the payment of the dividend, FLMG made a loan to Front Line principally to fund the dividend, evidenced by a promissory note from Front Line to FLMG with a principal amount of $21.3 million and bearing interest at a rate of 4.5%, payable no later than November 30, 2010. This loan was paid off in the fourth quarter of 2010.

For discussion of events subsequent to December 31, 2010 involving Front Line and Mr. Azoff’s interests therein, see Note 20—Subsequent Events.

Transactions with Directors

Through a stock purchase agreement in September 2007, the Company completed the purchase of all of the equity interests in the CPI Companies that the Company did not already own. Michael Cohl, a director of Live Nation at the time, owned both a direct and an indirect ownership interest in the CPI Companies at the time of the completion of this purchase. The CPI Companies and the Company concurrently entered into a services agreement with KSC which provided for the executive services of Mr. Cohl, pursuant to which Mr. Cohl served as Chief Executive Officer of the CPI Companies and Chairman and Chief Executive Officer of the Company’s former Live Nation Artists division for a term of five years. In June 2008, the parties entered into an amendment to the services agreement, under which Mr. Cohl will perform consulting services for the Company through June 2012. In connection with this amendment, the Company paid KSC a lump-sum payment of $4.5 million as full payment for Mr. Cohl’s services under the consulting engagement. As part of that amendment, Mr. Cohl resigned as a director of the Company and from all offices he held with the Company. For the year ended December 31, 2008, KSC was paid $0.8 million under the original services agreement. In addition, in March 2008, KSC was awarded a bonus of 41,220 shares of the Company’s common stock that were issued in April 2008.

Other Related Parties

During the years ended December 31, 2010, 2009 and 2008, the Company paid $6.9 million, $8.3 million and $10.6 million, respectively, for deferred consideration due in connection with acquisition of companies owned by various members of management of the Company’s subsidiaries. Two of these acquisitions were of companies that held leases of venues and the third acquisition related to a company that promotes a festival.

During the year ended December 31, 2010, the Company received $16.6 million in connection with the sale of a theater business in Sweden to an entity owned by employees of one of the Company’s subsidiaries, one of which is an executive officer of the Company. During the year ended December 31, 2009, the Company received $21.3 million in connection with the sale of interests in three venues to an entity partially owned by employees of one of the Company’s subsidiaries.

The Company conducts certain transactions in the ordinary course of business with companies that are owned, in part or in total, by various members of management of the Company’s subsidiaries or companies over which it has significant influence. These transactions primarily relate to venue rentals, concession services, equipment rentals, ticketing, marketing and other services and reimbursement of certain costs. As of December 31, 2010, the Company has a receivable balance of $22.4 million from certain of these companies. The following table sets forth expenses incurred and revenue earned from these companies for services rendered or provided in relation to these business ventures.

	2010	2009	2008
	(in thousands)
Other related parties revenue	$3,604	$2,778	$2,311

Other related parties expenses	$11,474	$17,335	$20,157

None of these transactions were with directors or executive officers of the Company.

NOTE 13—INCOME TAXES

Significant components of the provision for income tax expense (benefit) are as follows:

	2010	2009	2008
	(in thousands)
Current—federal	$5,907	$184	$(47,625)
Current—foreign	29,150	13,397	20,226
Current—state	5,118	6,003	(956)

Total current	40,175	19,584	(28,355)
Deferred—federal	(21,348)	82	2,741
Deferred—foreign	(2,737)	(5,947)	1,357
Deferred—state	(936)	(2,386)	-

Total deferred	(25,021)	(8,251)	4,098

Income tax expense (benefit)	$15,154	$11,333	$(24,257)

Current income tax expense increased $20.6 million for the year ended December 31, 2010 as compared to the prior year due principally to the incremental current tax expense related to businesses acquired in the Merger. Current income tax expense increased $47.9 million for the year ended December 31, 2009 as compared to the prior year primarily due to the recognition of tax benefits for losses in the United States during 2008 for which the Company could not recognize tax benefits in 2009. For 2008, the Company recorded current benefits in continuing operations for federal income tax purposes resulting from the use of current period losses against gains and income from discontinued operations.

Deferred income tax expense decreased $16.8 million for the year ended December 31, 2010 as compared to the prior year due principally to deferred tax benefit related to the amortization of intangibles which resulted from the Merger. Deferred income tax expense decreased $12.3 million for the year ended December 31, 2009 as compared to the prior year due principally to utilization of foreign deferred tax assets and the reversal of deferred tax liabilities established in connection with non-U.S. business combinations.

The domestic loss from continuing operations before income taxes was $294.7 million, $195.7 million and $414.9 million for 2010, 2009 and 2008, respectively. Non-U.S. income from continuing operations before income taxes was $106.0 million, $81.0 million and $57.2 million for 2010, 2009 and 2008, respectively.

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2010 and 2009 are as follows:

	2010	2009
	(in thousands)
Deferred tax liabilities:
Intangible assets	$384,465	$116,954
Prepaid expenses	3,677	1,364
Long-term debt	25,989	35,515

Total deferred tax liabilities	414,131	153,833

Deferred tax assets:
Intangible and fixed assets	98,732	113,834
Accrued expenses	62,932	7,149
Net operating loss carryforwards	197,600	101,309
AMT and FTC carryforwards	67,505	56,082
Investments in partnerships	27,989	3,643
Equity compensation	33,029	10,599
Investments in nonconsolidated affiliates	5,125	5,309
Other	13,848	17,190

Total gross deferred tax assets	506,760	315,115

Valuation allowance	311,137	191,761

Total deferred tax assets	195,623	123,354

Net deferred tax liabilities	$(218,508)	$(30,479)

The valuation allowance was recorded due to the uncertainty of the ability to generate sufficient taxable income necessary to realize certain deferred tax assets in future years. If, at a later date, it is determined that due to a change in circumstances, the Company will utilize all or a portion of those deferred tax assets, the Company will reverse the corresponding valuation allowance with the offset to income tax benefit. In the first quarter of 2011, the Company expects to recognize an income tax benefit of approximately $40 million due to the partial release of its valuation allowance. This release is related to the Company’s ability to consider Front Line’s net deferred tax liabilities as a source of future taxable income within the consolidated federal tax provision as a result of the acquisition of the remaining Front Line equity interests. For further discussion of events subsequent to December 31, 2010 involving Front Line, see Note 20—Subsequent Events.

During 2010 and 2009, the Company recorded net deferred tax liabilities of $212.7 million and $12.4 million, respectively, due principally to differences in financial reporting and tax bases in assets acquired in business combinations.

Deferred tax assets related to intangibles and fixed assets principally relate to differences in book and tax basis of tax-deductible goodwill created from the Company’s various stock acquisitions. In accordance with FASB guidance for goodwill, the Company no longer amortizes goodwill. Thus, a deferred tax benefit for the difference between book and tax amortization for the Company’s tax-deductible goodwill is no longer recognized, as these assets are no longer amortized for book purposes. As the Company continues to amortize its tax basis in its tax-deductible goodwill, the deferred tax asset will decrease over time. As of December 31, 2010, the Company has U.S. federal and state deferred tax assets related to net operating loss carryforwards of $163.3 million and $34.1 million, respectively. Based on current statutory carryforward periods, these losses will expire on various dates between the years 2016 and 2030. The amount of U.S. net operating loss carryforwards that will expire if not utilized in 2016 is $18.3 million. The Company’s federal net operating loss is subject to statutory limitations on the amount that can be used in any given year.

The reconciliation of income tax from continuing operations computed at the United States federal statutory tax rates to income tax expense (benefit) is:

	2010	2009	2008
	(in thousands)
Income tax benefit at statutory rates	$(66,029)	$(40,137)	$(125,207)
State income taxes, net of federal tax benefits	5,118	6,003	(956)
Differences of foreign taxes from U.S. statutory rates	(24,150)	(5,418)	(4,011)
Non-U.S. income inclusions and exclusions	19,358	39,851	6,711
Nondeductible goodwill impairment	-	3,180	50,190
Loss on preferred stock redemption	3,099	-	-
Nondeductible acquisition costs	15,100	-	-
Nondeductible items	3,669	3,533	564
Tax contingencies	545	(7,358)	1,986
Change in valuation allowance	55,269	17,848	53,180
Other, net	3,175	(6,169)	(6,714)

	$15,154	$11,333	$(24,257)

During 2010, the Company recorded tax expense of approximately $15.2 million on losses from continuing operations before tax of $188.7 million. Income tax expense is principally attributable to the Company’s earnings in non-U.S. tax jurisdictions.

During 2009, the Company recorded tax expense of approximately $11.3 million on losses from continuing operations before tax of $114.7 million. Income tax expense is principally attributable to the Company’s earnings in non-U.S. tax jurisdictions.

The Company regularly assesses the likelihood of additional assessments in each taxing jurisdiction resulting from current and subsequent years’ examinations. Liabilities for income taxes have been established for future income tax assessments when it is probable there will be future assessments and the amount thereof can be reasonably estimated. Once established, liabilities for uncertain tax positions are adjusted only when there is more information available or when an event occurs necessitating a change to the liabilities. The Company believes that the resolution of income tax matters for open years will not have a material effect on its consolidated financial statements although the resolution of income tax matters could impact the Company’s effective tax rate for a particular future period.

At December 31, 2010 and 2009, the Company had $10.9 million and $4.1 million, respectively, of unrecognized tax benefits. All of these unrecognized tax benefits would favorably impact the effective tax rate if recognized at some point in the future.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the years ended December 31, 2010, 2009 and 2008, the Company has recognized ($0.1) million, $0.1 million and $1.2 million, respectively, of interest and penalties related to uncertain tax positions. As of December 31, 2010 and 2009, the Company has accrued interest related to uncertain tax positions of $0.6 million and $0.5 million, respectively.

During 2009, the Internal Revenue Service began an examination of some of the Company’s subsidiaries. During the fourth quarter of 2009, the Company resolved uncertainties with respect to a portion of the Company’s non-U.S. income tax positions and recorded tax benefits to account for the reversal of previously established tax reserves. The tax years 2001 through 2010 remain open to examination by the major tax jurisdictions to which the Company is subject.

The following table summarizes the activity related to the Company’s unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
	(in thousands)
Balance at January 1	$4,144	$21,952	$24,201
Balance from current year acquisition	5,925	-	-
Additions:
Tax for current year positions	2,769	875	4,480
Tax for prior year positions	100	200	-
Interest and penalties for prior years	150	91	1,162
Reductions:
Expiration of applicable statute of limitations	(744)	-	-
Settlements for prior year positions	(1,730)	(8,039)	(96)
Foreign currency	239	917	(7,795)
Reclassification to other liabilities	64	(6,375)	-
Settlements related to discontinued operations	-	(5,477)	-

Balance at December 31	$10,917	$4,144	$21,952

NOTE 14—STOCKHOLDERS’ EQUITY

Dividends

The Company presently intends to retain future earnings, if any, to finance the expansion of its business. Therefore, it does not expect to pay any cash dividends in the foreseeable future. Moreover, the terms of the Company’s senior secured credit facility limit the amount of funds which the Company will have available to declare and distribute as dividends on its common stock. Payment of future cash dividends, if any, will be at the discretion of the Company’s board of directors in accordance with applicable law after taking into account various factors, including the financial condition, operating results, current and anticipated cash needs, plans for expansion and contractual restrictions with respect to the payment of dividends.

Common Stock

In connection with the Merger, each issued and outstanding share of Ticketmaster common stock was exchanged for the right to receive 1.4743728 shares of common stock of Live Nation plus cash in lieu of any fractional shares. The Merger resulted in the issuance of 84.6 million shares of common stock.

Common Stock Reserved for Future Issuance

Common stock of approximately 30.6 million shares as of December 31, 2010 is reserved for future issuances under the stock incentive plan (including 20.5 million options, 3.0 million restricted stock awards and 1.0 million restricted stock units currently granted).

Redeemable Noncontrolling Interests

As a result of the Merger, the Company acquired fair value put arrangements with respect to the common securities that represent the noncontrolling interests of certain non wholly-owned Ticketmaster subsidiaries. These put arrangements are exercisable at fair value by the counterparty outside of the control of the Company and are classified as mezzanine equity. Accordingly, to the extent the fair value of these redeemable interests exceeds the value determined by normal noncontrolling interests accounting, the value of such interests is adjusted to fair value with a corresponding adjustment to additional paid-in capital. In instances where the put arrangements held by the noncontrolling interests are not currently redeemable, for increases in fair value, or reductions in fair value to the extent increases have been recognized previously, the Company accretes changes in fair value over the period from the date of issuance to the earliest redemption date of the individual securities. Accounting guidance prohibits the recognition of reductions in value below issuance date value, in this case the date of the Merger. In accordance with the FASB guidance for business combinations, the redeemable noncontrolling interests were recorded at their fair value as of the consummation of the Merger on January 25, 2010. The currently redeemable put arrangements held by the noncontrolling interests of certain subsidiaries of Ticketmaster had an estimated redemption fair value of $2.6 million as of December 31, 2010.

All of the 27,821 shares of Front Line common stock held by noncontrolling interests include put arrangements that are not currently redeemable as of December 31, 2010. These shares had an estimated fair value as of the Merger date of $77.2 million. As of December 31, 2010, 17,279 shares are redeemable on October 29, 2011 and 10,542 shares are redeemable on

October 29, 2014; these shares had estimated redemption fair values and carrying values of $49.4 million and $30.2 million, respectively, as of December 31, 2010.

Additionally, Mr. Azoff and the Azoff Trust hold options on Front Line common stock that are currently exercisable. Because the underlying shares are redeemable on October 29, 2014, outside of the control of the Company, the Company recorded the estimated redemption fair value in redeemable noncontrolling interests. As of December 31, 2010, the options had a total estimated redemption fair value and carrying value of $2.8 million.

Although classified in other long-term liabilities on the consolidated balance sheet, Mr. Azoff and the Azoff Trust also hold shares of restricted Front Line common stock that are redeemable on October 29, 2014, subject to vesting. The Company is recognizing the total estimated redemption fair value over the vesting period. As of December 31, 2010, this restricted Front Line common stock had a total estimated redemption fair value and carrying value of $44.0 million and $24.0 million, respectively.

For discussion of events subsequent to December 31, 2010, involving Front Line and Mr. Azoff’s interests therein, see Note 20—Subsequent Events.

The common stock of two subsidiaries of Front Line held by noncontrolling interests also includes put arrangements. The put arrangements do not have a determinable redemption date, but are considered to be currently redeemable based on the terms of redemption. The stock held by the noncontrolling interest had an estimated redemption value of $22.5 million as of December 31, 2010.

Noncontrolling Interests

For certain non-wholly-owned subsidiaries of the Company, the common securities held by the noncontrolling interests do not include put arrangements exercisable outside of the control of the Company. The noncontrolling interests that do not include such put arrangements are recorded in stockholders’ equity, separate from the Company’s own equity.

Earnings per Share

Basic net income per common share is computed by dividing the net income applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income per common share adjusts basic net income per common share for the effects of stock options, restricted stock and other potentially dilutive financial instruments only in the periods in which such effect is dilutive. The Company’s 2.875% convertible notes are considered in the calculation of diluted net income per common share, if dilutive.

The following table sets forth the computation of basic and diluted net loss from continuing operations per common share:

	2010	2009	2008
	(in thousands, except for per share data)
Net loss attributable to Live Nation Entertainment, Inc.	$(228,390)	$(60,179)	$(239,412)
Less income (loss) from discontinued operations, net of tax	4,228	(76,277)	(95,653)

Net loss from continuing operations allocated to common stockholders—basic	(224,162)	(136,456)	(335,065)
Effect of dilutive securities:
2.875% convertible senior notes	-	-	-
Securities of subsidiaries	-	-	-

Net loss from continuing operations allocated to common stockholders—diluted	$(224,162)	$(136,456)	$(335,065)

Weighted average common shares—basic	164,410	82,652	76,228
Effect of dilutive securities:
Stock options, restricted stock and warrants	-	-	-
2.875% convertible senior notes	-	-	-

Weighted average common shares—diluted	164,410	82,652	76,228

Basic and diluted net loss from continuing operations per common share	$(1.36)	$(1.65)	$(4.39)

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

	2010	2009	2008
	(in thousands)

Options to purchase shares of common stock	20,464	7,099	4,804
Restricted stock awards and RSUs-unvested	4,031	692	994
Warrants	500	500	500
Conversion shares related to 2.875% convertible senior notes	8,105	8,105	8,105

Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	33,100	16,396	14,403

The above table includes 11.6 million options and 1.0 million RSU awards added as part of the Merger in 2010 that had been previously granted by Ticketmaster or IAC.

In February 2011, the Company issued 5.7 million shares of common stock in connection with the acquisition of the remaining interests in Front Line. Also in February 2011, the Company issued 1.8 million shares of common stock pursuant to a subscription agreement with Liberty Media. For further discussion of events subsequent to December 31, 2010 involving Front Line, see Note 20—Subsequent Events.

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

The following is a summary of stock-based compensation expense recorded by the Company during the respective periods:

	2010	2009	2008
	(in thousands)

Selling, general and administrative expenses	$34,509	$4,696	$4,217
Corporate expenses	27,098	7,801	6,852

Total stock-based compensation expense from continuing operations	$61,607	$12,497	$11,069

Total stock-based compensation expense from discontinued operations	$-	$-	$(34)

In January 2010, the Company registered an additional 4.9 million shares to service the Live Nation stock incentive plan, 1.5 million shares to service the Live Nation stock bonus plan and 16.7 million shares to service the Ticketmaster stock and annual incentive plan.

As part of the Merger Agreement, all Ticketmaster stock options, restricted stock awards and restricted stock units that were outstanding immediately before the Merger were exchanged for Live Nation awards using the final exchange ratio of 1.4743728. As a result, Live Nation issued 13.0 million stock options, 1.5 million shares of restricted stock and 0.9 million restricted stock units to employees and directors of Ticketmaster, as well as 2.5 million stock options and 0.2 million restricted stock units to employees of IAC and the Spincos. The Live Nation awards have the same vesting periods, terms and conditions as the previous Ticketmaster awards, with the exception of 1.5 million shares of restricted Live Nation common stock held by the Azoff Trust which now has a guaranteed minimum value of $15.0 million at the end of the vesting period in 2013. Stock-based compensation expense of $3.2 million related to this restricted Live Nation common stock was recorded from the Merger date until December 31, 2010 as a component of corporate expenses. As discussed in Note 3—Business Acquisitions, the value of all exchanged awards which related to services already rendered as of the date of the Merger was included as part of the consideration transferred.

There were 23,825 stock-based awards issued by Front Line that were not exchanged or modified as a result of the Merger. The Company recorded $6.9 million of expense relating to these awards from the date of the Merger through December 31, 2010 as a component of selling, general and administrative expenses. Following year-end, these awards were redeemed for a combination of cash and stock. See discussion in Note 20—Subsequent Events.

In 2010, the Company accelerated and modified the vesting of 1.4 million shares of unvested outstanding stock-based equity awards granted to certain employees of Ticketmaster effective upon termination, all of which had been converted to Live Nation equity awards in the Merger. The Company also accelerated 1.1 million shares of unvested outstanding stock-based equity awards as a result of the Merger based on employment contract “change of control” provisions for certain employees. In addition to these merger-related accelerations, the Company accelerated and modified the vesting of 3.4 million shares of unvested outstanding stock-based equity awards granted to certain employees of Live Nation effective upon termination. As a result of these accelerations, the Company recognized $18.1 million of stock-based compensation expense for the year ended December 31, 2010. Of this amount, $8.0 million was recorded in corporate expenses and $10.1 million was recorded in selling, general and administrative expenses.

As of December 31, 2010, there was $88.9 million of total unrecognized compensation cost related to stock-based compensation arrangements for stock options and restricted stock awards. This cost is expected to be recognized over the next four years.

Azoff Trust Note

As part of the Merger, a note was issued to the Azoff Trust in exchange for shares of Ticketmaster’s series A convertible redeemable preferred stock held by the Azoff Trust. The note accrues interest equal to 3.0% of the outstanding principal balance and is payable in monthly installments of $0.8 million through October 1, 2013, subject to Mr. Azoff’s continued employment with the Company. In the event of a termination of Mr. Azoff’s employment with the Company without cause or good reason or due to death or disability, the note immediately will vest and the balance of the note will be due and paid in a cash lump sum. Upon any other termination of Mr. Azoff’s employment, the Azoff Trust will forfeit the balance of the note.

The Company accounts for the note in accordance with the guidance for stock-based compensation because the note is considered a modification of an existing stock-based award. The Company included $14.4 million in consideration transferred relating to the exchanged award, calculated as the full fair value of the note, as determined by the Company, multiplied by the ratio of the pre-combination service period to the total service period. The Company will recognize a total of $24.0 million of stock-based compensation expense, which is the difference between the total cash payments due under the note of $38.4 million and the initial carrying value of $14.4 million, on a straight-line basis over the remaining service period. From the date of the Merger through December 31, 2010, the Company recorded $5.9 million related to this note as a component of corporate expenses.

Stock Options

The Company follows the fair value recognition provisions in the FASB guidance for stock compensation. The fair value of the options is amortized to expense on a straight-line basis over the options’ vesting period. Stock-based compensation expense recognized during the year includes compensation expense for all share-based payments granted on or prior to, but not yet vested at the end of the period, based on the grant date fair value estimated in accordance with the provisions in the FASB guidance for stock compensation.

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

	2010	2009	2008
Risk-free interest rate	1.93%	2.00%	2.15% - 2.95%
Dividend yield	0.0%	0.0%	0.0%
Volatility factors	39.6%	39.0%	36.3% - 42.0%
Weighted average expected life (in years)	6.25	6.25 - 6.5	1 - 6.25

The following table presents a summary of the Company’s stock options outstanding at, and stock option activity during, the years ended December 31, 2010, 2009 and 2008 (“Price” reflects the weighted average exercise price per share):

	2010		2009		2008
	Options	Price	Options	Price	Options	Price
	(in thousands, except per share data)
Outstanding January 1	7,099	$12.13	4,804	$16.78	3,881	$18.41
Granted	2,471	11.01	2,385	2.75	1,324	12.27
Merger conversion	15,476	12.72	-	-	-	-
Exercised	(1,642)	4.76	-	-	(60)	10.60
Forfeited or expired	(2,940)	16.35	(90)	11.59	(341)	18.88

Outstanding December 31	20,464	$12.41	7,099	$12.13	4,804	$16.78

Exercisable December 31	9,454	$16.43	2,078	$17.21	907	$17.81
Weighted average fair value per option granted		$4.59		$1.16		$4.83

The total intrinsic value of stock options exercised during the year ended December 31, 2010 and 2008 was $12.8 million and $0.3 million, respectively. There were no stock options exercised during the year ended December 31, 2009. Cash received from stock option exercises for the years ended December 31, 2010 and 2008 was $8.6 million and $0.6 million, respectively. Through December 31, 2010, no tax benefits from the exercise of stock options have been recognized. Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with the FASB guidance for stock compensation.

There were 4.3 million shares available for future grants under the stock incentive plan at December 31, 2010. Upon share option exercise or vesting of restricted stock and restricted stock units, the Company issues new shares or treasury shares to fulfill these grants. Vesting dates on the stock options range from January 2011 to June 2014, and expiration dates range from January 2011 to June 2020 at exercise prices and average contractual lives as follows:

Range of Exercise Prices	Outstanding as of 12/31/10	Weighted Average Remaining Contractual Life	Weighted Average Exercise	Exercisable as of	Weighted Average Remaining Contractual Life	Weighted Average Exercise
	(in thousands)	(in years)	Price	12/31/10	(in years)	Price

$1.00 - $4.99	3,716	8.2	$3.15	620	8.1	$3.03
$5.00 - $9.99	4,086	8.5	$6.78	1,204	7.8	$5.29
$10.00 - $14.99	7,751	7.1	$12.03	3,620	5.3	$12.10
$15.00 - $19.99	1,544	6.8	$18.44	881	6.5	$18.48
$20.00 - $24.99	2,023	5.6	$24.26	1,785	5.5	$24.29
$25.00 - $29.99	923	4.0	$29.13	923	4.0	$29.13
$30.00 - $34.99	5	2.7	$32.48	5	2.7	$32.48
$35.00 - $39.99	416	4.4	$39.93	416	4.4	$39.93

The total intrinsic value of options outstanding and options exercisable as of December 31, 2010 was $51.9 million and $13.8 million, respectively.

Restricted Stock and Restricted Stock Units

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

Restricted stock units (“RSUs”) are awards in the form of phantom shares or units, denominated in a hypothetical equivalent number of shares of the Company’s common stock with the value of each RSU equal to the fair value of the Company’s common stock at the date of grant. RSUs may be settled in cash, stock or both, as determined at the time of the grant. The majority of RSUs are settled in stock and are classified as equity. Each RSU is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. The fair value of the RSU is amortized to expense on a straight-line basis over the RSUs vesting period. An estimated rate of 10% is used for expected forfeitures of RSUs based on historical forfeiture rates of Ticketmaster’s RSU plan. RSU grants to international employees require cash settlement at the end of the vesting term and are therefore classified as liabilities.

In January 2010, the Company granted 2.7 million shares of restricted stock to certain employees subsequent to the Merger date, of which 0.2 million were performance-based awards and 0.4 million will begin to vest based on achieving a specified stock price. These awards will all vest over four years with the exception of the performance-based awards which will vest within two years if the performance criteria are met.

The following table presents a summary of the Company’s unvested restricted stock awards and equity-settled RSUs outstanding at December 31, 2010, 2009 and 2008 (“Price” reflects the weighted average share price at the date of grant):

	Restricted Stock		RSUs
	Awards	Price	Awards	Price
Unvested at December 31, 2007	928	$18.99	-	$-
Granted	509	12.28	-	-
Forfeited	(142)	19.56	-	-
Vested	(301)	18.05	-	-

Unvested at December 31, 2008	994	$15.76	-	$-
Granted	163	2.54	-	-
Forfeited	(14)	18.29	-	-
Vested	(451)	16.56	-	-

Unvested at December 31, 2009	692	$12.08	-	$-
Granted	3,191	11.74	586	9.94
Merger conversion	-	-	1,026	16.22
Forfeited	(71)	10.76	(147)	16.17
Vested	(787)	11.93	(459)	19.60

Unvested at December 31, 2010	3,025	$11.76	1,006	$11.03

The total fair market value of the shares issued upon the vesting of restricted stock awards and RSUs during the years ended December 31, 2010, 2009 and 2008 was $14.0 million, $2.6 million and $2.6 million, respectively. As of December 31, 2010, there were 500,000 restricted stock awards and 372,854 RSUs outstanding which require the Company or the recipient to achieve minimum performance targets or market conditions in order for the awards to vest.

Bonus Incentives

For 2010, 2009 and 2008, the Company entered into arrangements with certain key employees that allow the Company to issue shares of its common stock in lieu of cash bonus payments. The following table presents a summary of the Company’s non-cash and stock-based compensation expense related to bonus incentives recorded for the years ending December 31, 2010, 2009 and 2008:

	2010	2009	2008
	(in thousands)

Selling, general and administrative expenses	$313	$4,820	$20,749
Corporate expenses	-	(625)	2,068

Total non-cash and stock-based compensation expense for bonus incentives from continuing operations	$313	$4,195	$22,817

Total non-cash and stock-based compensation expense for bonus incentives from discontinued operations	$-	$(17)	$(732)

Warrants

In April 2008, the Company issued a warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $13.73 per share in connection with the formation of a joint venture. The warrant vests over three years in equal installments beginning on the first anniversary of the issuance date. As the counterparty is not required to provide any future service in order to retain and exercise the warrant, it was expensed at the time of issuance in selling, general and administrative expenses. The Company valued the warrant at $2.1 million using the Black-Scholes option pricing model.

Stock-Based Compensation of Acquired Companies

Front Line

In 2006, the Front Line board of directors granted options to acquire Front Line common stock to Irving Azoff, the founder of Front Line. As of the Merger date and December 31, 2010, there were 3,402 such options outstanding and exercisable. These options have a weighted average exercise price of $3,600 per share and a remaining contractual term of 5.47 years as of December 31, 2010. Because these options were fully vested as of the Merger, the Company recognized no stock-based compensation expense from the date of the Merger through December 31, 2010. These options contain put arrangements exercisable at the option of the holder. Refer to Note 14—Stockholders’ Equity for further discussion.

In June 2007, Front Line issued 41,294 restricted shares of Front Line’s common stock to Mr. Azoff and the Azoff Trust. In October 2008, in connection with the acquisition of a controlling interest in Front Line by Ticketmaster, the Azoff Trust relinquished 25,918 shares of the previously issued restricted Front Line common stock. The remaining 15,376 restricted shares of Front Line’s common stock cliff vest at the end of the required service period on October 29, 2013. Because of a put arrangement involving these restricted shares, these awards are classified as liabilities. Refer to Note 14—Stockholders’ Equity for further discussion of the put arrangements.

During 2009, the Front Line board of directors and stockholders approved the 2009 Front Line Management Group Inc. Equity Incentive Plan (“Front Line Plan”). Under the Front Line Plan, Front Line can grant stock options, restricted stock, and other stock-based awards to officers, employees, directors or consultants of Front Line. Prior to the Front Line Plan, additional restricted shares of Front Line’s common stock were also granted and approved by the Front Line board of directors. As of the date of the Merger and December 31, 2010, there were 5,047 restricted shares of common stock of Front Line outstanding with various employees and consultants. The weighted average remaining vesting period for these restricted shares was 3.34 years as of December 31, 2010. Each of these restricted shares contain certain mandatory redemption features whereby Front Line is required to purchase vested shares from the grantees at their fair market values on the applicable redemption dates. These grants are classified as liabilities because they represent an unconditional obligation requiring Front Line to redeem the instruments at future specified dates.

The fair value of all Front Line liability awards is measured each period. Stock-based compensation expense is calculated for each award as the total fair value of the award multiplied by the portion of the service period completed at the end of the period. As of December 31, 2010, the Company has recorded a liability of $29.2 million in other long-term liabilities on the consolidated balance sheets for all Front Line liability awards.

No Front Line awards were granted, forfeited, or vested from the date of the Merger through December 31, 2010.

The Company recorded $9.8 million relating to all Front Line awards from the date of the Merger through December 31, 2010 as a component of selling, general and administrative expenses. As of December 31, 2010, there was approximately $25.8 million of unrecognized compensation cost related to all outstanding Front Line awards.

For discussion of events subsequent to December 31, 2010, involving Front Line and Mr. Azoff’s interests therein, see Note 20—Subsequent Events.

NOTE 16—EMPLOYEE SAVINGS PLANS

The Company’s employees are eligible to participate in various 401(k) savings and other plans established for the purpose of providing retirement benefits for substantially all employees. Through the first quarter of 2009, both the employees and the Company made contributions to the plan. The Company matched 50% of the employee’s first 5% of pay contributed to the plan. Company matched contributions vest to the employees based upon their years of service to the Company. In the second quarter of 2009, the Company suspended matching contributions. Contributions to these plans of $0.7 million and $2.3 million were charged to expense for the years ended December 31, 2009 and 2008, respectively.

The Company provided a non-qualified deferred compensation plan for highly compensated employees and directors. The plan allowed employees to defer up to 50% of their annual salary and up to 80% of their bonus before taxes and allowed directors to defer up to 100% of their compensation. Matching contributions are made at the sole discretion of the Company’s compensation committee and the Company retains ownership of all assets until distributed and records a liability to the employees. In December 2010, the Company terminated this plan and all related assets will be distributed to employees in 2011. The liability under the deferred compensation plan at December 31, 2010 was approximately $3.6 million which is recorded in other current liabilities and at December 31, 2009 was $3.4 million which is recorded in other long-term liabilities.

NOTE 17—OTHER INFORMATION

	For the Year ended December 31,
	2010	2009
	(in thousands)

The following details the components of “Other current assets”:
Inventory	$18,522	$17,731
Cash held in escrow	7,808	6,854
Other	6,153	2,548

Total other current assets	$32,483	$27,133

The following details the components of “Other long-term assets”:
Prepaid rent	$22,919	$20,326
Long-term advances	158,099	146,055
Debt issuance costs	31,475	11,682
Other	13,531	18,208

Total other long-term assets	$226,024	$196,271

The following details the components of “Accrued expenses”:
Accrued event expenses	$74,591	$74,524
Collections on behalf of others	44,354	37,478
Accrued insurance	34,928	32,457
Accrued royalties	13,430	19,979
Accrued payroll and benefits	53,081	24,147
Accrued expenses—other	278,480	168,553

Total accrued expenses	$498,864	$357,138

The following details the components of “Other current liabilities”:
Contractual advances	$750	$750
Other	45,741	17,934

Total other current liabilities	$46,491	$18,684

The following details the components of “Other long-term liabilities”:
Accrued rent	$49,422	$40,212
Contingent and deferred purchase consideration	34,827	$7,387
Stock-based compensation liability	29,360	-
Unrecognized tax benefits	10,917	4,144
Deferred revenue	1,744	3,169
Other	89,003	39,655

Total other long-term liabilities	$215,273	$94,567

NOTE 18—SEGMENT DATA

As a result of the Merger, the Company reorganized its business units and the way in which these businesses are assessed and therefore changed its reportable segments to Concerts, Ticketing, Artist Nation, eCommerce and Sponsorship.

The Concerts segment involves the promotion of live music events globally in the Company’s owned and/or operated venues and in rented third-party venues, the production of music festivals and the operation and management of music venues and is the aggregation of the Company’s North American Concerts and International Concerts operating segments. The Ticketing segment involves the management of the Company’s global ticketing operations including providing ticketing software and services to clients and is the aggregation of the Company’s North American Ticketing and International Ticketing operating segments. The Artist Nation segment provides management services to artists and other services including merchandise, artist fan sites and VIP tickets and is the aggregation of the Company’s Artist Management and Artist Services operating segments. The eCommerce segment provides online access for customers relating to ticket and event information and is responsible for the Company’s primary websites, www.livenation.com and www.ticketmaster.com. The Sponsorship segment manages the development of strategic sponsorship programs in addition to the sale of international, national and local sponsorships and placement of advertising including signage and promotional programs. The Company’s North American theatrical business was sold in January 2008, its motor sports business was sold in September 2008, its events business was sold in October 2008 and its U.K. theatrical business was sold in October 2009. All were previously included in other operations and are now reported as discontinued operations.

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

There are no customers that individually account for more than ten percent of the Company’s consolidated revenue in any year.

	Concerts	Ticketing	Artist Nation	eCommerce	Sponsorship	Other	Corporate	Eliminations	Consolidated
	(in thousands)

2010
Revenue	$3,438,350	$1,039,886	$362,159	$87,858	$161,742	$4,324	$(333)	$(30,238)	$5,063,748
Direct operating expenses	2,910,334	502,375	233,016	11,093	28,355	-	1,502	(28,365)	3,658,310
Selling, general and administrative expenses	524,672	325,664	93,995	41,520	25,939	2,701	-	-	1,014,491
Depreciation and amortization	139,129	131,533	41,520	7,474	255	1,362	2,266	(1,873)	321,666
Loss (gain) on sale of operating assets	(4,848)	5,186	20	-	6	6	4	-	374
Corporate expenses	-	-	-	-	-	-	110,252	-	110,252
Acquisition transaction expenses	(2,424)	780	6,277	-	-	-	17,722	-	22,355

Operating income (loss)	$(128,513)	$74,348	$(12,669)	$27,771	$107,187	$255	$(132,079)	$-	$(63,700)

Intersegment revenue	$15,709	$1,167	$13,362	$-	$-	$-	$-	$-	$30,238
Capital expenditures	$19,736	$43,099	$996	$2,445	$67	$306	$7,189	$-	$73,838

2009
Revenue	$3,704,322	$61,622	$251,499	$16,205	$161,042	$4,859	$-	$(18,528)	$4,181,021
Direct operating expenses	3,102,212	24,056	202,281	3,228	44,917	(170)	(751)	(18,528)	3,357,245
Selling, general and administrative expenses	510,975	28,381	36,692	17,440	20,179	4,042	-	-	617,709
Depreciation and amortization	129,742	10,275	9,963	5,240	341	276	2,281	-	158,118
Goodwill impairment	9,085	-	-	-	-	-	-	-	9,085
Loss (gain) on sale of operating assets	(2,969)	5	9	-	-	(30)	2	-	(2,983)
Corporate expenses	-	-	-	-	-	-	58,160	-	58,160
Acquisition transaction expenses	1,117	-	-	-	-	50	34,876	-	36,043

Operating income (loss)	$(45,840)	$(1,095)	$2,554	$(9,703)	$95,605	$691	$(94,568)	$-	$(52,356)

Intersegment revenue	$-	$-	$18,528	$-	$-	$-	$-	$-	$18,528
Capital expenditures	$37,047	$7,690	$345	$2,956	$320	$998	$1,801	$-	$51,157

2008
Revenue	$3,676,392	$16,973	$228,830	$9,242	$159,320	$6,498	$-	$(11,949)	$4,085,306
Direct operating expenses	3,076,264	9,370	181,169	3,149	39,724	984	733	(11,949)	3,299,444
Selling, general and administrative expenses	513,925	20,823	37,006	16,976	25,273	4,574	-	-	618,577
Depreciation and amortization	119,944	4,580	8,629	2,399	203	354	3,930	-	140,039
Goodwill impairment	269,902	-	-	-	-	-	-	-	269,902
Loss (gain) on sale of operating assets	227	-	(5)	-	-	85	824	-	1,131
Corporate expenses	-	-	-	-	-	-	53,506	-	53,506

Operating income (loss)	$(303,870)	$(17,800)	$2,031	$(13,282)	$94,120	$501	$(58,993)	$-	$(297,293)

Intersegment revenue	$285	$-	$11,664	$-	$-	$-	$-	$-	$11,949
Capital expenditures	$152,532	$18,423	$3,117	$5,590	$28	$4,053	$3,177	$-	$186,920

The following table provides information on the Company’s foreign operations, excluding allocations of the Company’s Global Touring and Artist Services businesses, included in the consolidated amounts above:

	United Kingdom Operations	Other Foreign Operations	Total Foreign Operations	Total Domestic Operations	Consolidated Total
2010
Revenue	$575,985	$1,044,288	$1,620,273	$3,443,475	$5,063,748
Identifiable assets	$805,821	$361,299	$1,167,120	$1,428,907	$2,596,027

2009
Revenue	$535,795	$918,795	$1,454,590	$2,726,431	$4,181,021
Identifiable assets	$202,479	$410,578	$613,057	$764,857	$1,377,914

2008
Revenue	$472,058	$951,305	$1,423,363	$2,661,943	$4,085,306
Identifiable assets	$288,514	$403,426	$691,940	$845,468	$1,537,408

NOTE 19—QUARTERLY RESULTS OF OPERATIONS (Unaudited)

	March 31,		June 30,		September 30,		December 31,
	2010	2009	2010	2009	2010	2009	2010	2009
	(in thousands)
Revenue	$723,361	$484,912	$1,266,735	$1,047,216	$1,835,806	$1,794,588	$1,237,846	$854,305
Operating expenses:
Direct operating expenses	484,756	373,060	896,283	838,731	1,388,295	1,467,647	888,976	677,807
Selling, general and administrative expenses	231,596	140,902	252,899	154,606	244,694	158,412	285,302	163,789
Depreciation and amortization	62,633	42,083	64,308	35,503	70,249	35,953	124,476	44,579
Goodwill impairment	-	-	-	-	-	-	-	9,085
Loss (gain) on sale of operating assets	4,571	(264)	(637)	(718)	(779)	(27)	(2,781)	(1,974)
Corporate expenses	37,124	13,532	21,882	12,352	27,660	16,424	23,586	15,852
Acquisition transaction expenses	9,017	3,858	6,394	14,877	2,581	7,780	4,363	9,528

Operating income (loss)	(106,336)	(88,259)	25,606	(8,135)	103,106	108,399	(86,076)	(64,361)

Interest expense	26,561	17,255	29,932	15,864	29,280	17,438	30,754	15,808
Loss on extinguishment of debt	-	-	21,172	-	-	-	143	-
Interest income	(643)	(990)	(791)	(576)	(709)	(342)	(1,628)	(285)
Equity in earnings of nonconsolidated affiliates	(547)	(183)	(1,708)	(633)	(629)	(163)	(2,044)	(872)
Other expense (income) — net	(1,068)	1,694	(565)	(1,087)	(212)	3,858	(2,344)	(4,464)

Income (loss) from continuing operations before income taxes	(130,639)	(106,035)	(22,434)	(21,703)	75,376	87,608	(110,957)	(74,548)
Income tax expense (benefit)	(7,991)	86	8,408	8,603	10,338	15,215	4,399	(12,571)

Income (loss) from continuing operations	(122,648)	(106,121)	(30,842)	(30,306)	65,038	72,393	(115,356)	(61,977)
Income (loss) from discontinued operations, net of tax	(303)	2,964	(377)	3,498	(3,213)	6,779	(335)	63,036

Net income (loss)	(122,951)	(103,157)	(31,219)	(26,808)	61,825	79,172	(115,691)	1,059
Net income (loss) attributable to noncontrolling interests	(738)	(450)	1,568	390	10,818	9,925	8,706	580
Net income (loss) attributable to Live

Nation Entertainment, Inc.	$(122,213)	$(102,707)	$(32,787)	$(27,198)	$51,007	$69,247	$(124,397)	$479

Basic net income (loss) per common share attributable to common stockholders:
Income (loss) from continuing operations attributable to Live
Nation Entertainment, Inc.	$(0.83)	$(1.33)	$(0.19)	$(0.37)	$0.32	$0.74	$(0.72)	$(0.74)
Income (loss) from discontinued operations attributable to Live
Nation Entertainment, Inc.	-	0.04	-	0.04	(0.02)	0.08	-	0.75
Net income (loss) attributable to Live

Nation Entertainment, Inc.	$(0.83)	$(1.29)	$(0.19)	$(0.33)	$0.30	$0.82	$(0.72)	$0.01

Diluted net income (loss) per common share attributable to common stockholders:
Income (loss) from continuing operations attributable to Live
Nation Entertainment, Inc.	$(0.83)	$(1.33)	$(0.19)	$(0.37)	$0.32	$0.71	$(0.72)	$(0.74)
Income (loss) from discontinued operations attributable to Live
Nation Entertainment, Inc.	-	0.04	-	0.04	(0.02)	0.07	-	0.75
Net income (loss) attributable to Live

Nation Entertainment, Inc.	$(0.83)	$(1.29)	$(0.19)	$(0.33)	$0.30	$0.78	$(0.72)	$0.01

Certain of the line items in the Quarterly Results of Operations table above include amounts that have been recast from the amounts that were previously reported in the Company’s Form 10-Q’s for the periods ending March 31, June 30, and September 30, 2010. These recast amounts relate to purchase accounting adjustments and, pursuant to the FASB guidance, are required to be reflected in the period of the respective business combinations. Specifically, they relate to a non-cash gain on the settlement of a pre-existing relationship with LN—Haymon, an acquisition that occurred in the second quarter of 2010, that was identified in the third quarter of 2010 and purchase accounting adjustments relating to the Merger, which occurred in the first quarter of 2010, that were identified in the subsequent quarters of 2010. For any amounts that changed, the amounts previously reported in the Company’s 2010 quarterly 10-Q filings and the recast amounts are reflected in the table below:

	March 31, 2010		June 30, 2010		September 30, 2010
	As Previously Reported	Recast	As Previously Reported	Recast	As Previously Reported	Recast
Revenue	$722,953	$723,361	$1,266,598	$1,266,735	$1,836,351	$1,835,806
Direct operating expenses	$485,153	$484,756	$897,004	$896,283	$1,387,302	$1,388,295
Selling, general and administrative expenses	$231,271	$231,596	$252,372	$252,899	$244,065	$244,694
Depreciation and amortization	$59,319	$62,633	$62,957	$64,308	$65,320	$70,249
Operating income (loss)	$(103,502)	$(106,336)	$26,626	$25,606	$110,202	$103,106
Interest expense	$26,505	$26,561	$29,854	$29,932	$29,414	$29,280
Interest income	$(674)	$(643)	$(769)	$(791)	$(715)	$(709)
Income (loss) from continuing operations before income taxes	$(127,718)	$(130,639)	$(21,358)	$(22,434)	$82,344	$75,376
Income tax expense (benefit)	$(15,330)	$(7,991)	$11,315	$8,408	$16,909	$10,338
Income (loss) from continuing operations	$(112,388)	$(122,648)	$(32,673)	$(30,842)	$65,435	$65,038
Net income (loss)	$(112,691)	$(122,951)	$(33,050)	$(31,219)	$62,222	$61,825
Net income (loss) attributable to Live Nation Entertainment, Inc.	$(111,953)	$(122,213)	$(34,618)	$(32,787)	$51,404	$51,007

Basic net income (loss) per common share attributable to common stockholders:
Income (loss) from continuing operations attributable to Live Nation Entertainment, Inc.	$(0.76)	$(0.83)	$(0.20)	$(0.19)	$0.32	$0.32
Net income (loss) attributable to Live Nation Entertainment, Inc.	$(0.76)	$(0.83)	$(0.20)	$(0.19)	$0.30	$0.30

Diluted net income (loss) per common share attributable to common stockholders:
Income (loss) from continuing operations attributable to Live Nation Entertainment, Inc.	$(0.76)	$(0.83)	$(0.17)	$(0.19)	$0.32	$0.32
Net income (loss) attributable to Live Nation Entertainment, Inc.	$(0.76)	$(0.83)	$(0.17)	$(0.19)	$0.30	$0.30

NOTE 20—SUBSEQUENT EVENTS

In February 2011, the Company acquired all of the remaining equity interests of FLMG that it did not previously own in a two-step transaction. Through these transactions, the Company is able to further simplify its operating structure and it expects to achieve future savings through reduced cash taxes, noncontrolling interest distributions and other synergies. Under the terms of a stock purchase agreement, the Company purchased all restricted and unrestricted shares of common stock of FLMG held by Irving Azoff and the Azoff Trust (collectively the “Azoff Sellers”) for $2,372.84 per share of FLMG common stock and canceled all options to purchase common stock of FLMG held by the Azoff Sellers in exchange for consideration consisting of 1.4 million shares of the Company’s common stock and $47.4 million in cash and purchased all shares of common stock of FLMG held by Madison Square Garden, L.P. and LNE Holdings, LLC (collectively the “MSG Sellers”) in exchange for 3.9 million shares of the Company’s common stock. In addition, under the terms of the stock purchase agreement, the Company paid the Azoff Sellers and the MSG Sellers an amount equal to the 2010 dividend paid by FLMG to the Azoff Sellers and the MSG Sellers, pro rated for the period from January 1, 2011 through the closing date, and paid Mr. Azoff $8.6 million in cash and 0.4 million shares of the Company’s common stock related to a tax gross-up associated with his restricted FLMG common stock. The common stock issued to the Azoff Sellers and the MSG Sellers was valued at $10.48 per share, which represents the 5-day trailing volume weighted average stock price on the day prior to the closing date. Subsequently, the Company acquired the remaining minority interests outstanding under the Front Line Plan for an aggregate purchase price of $12.8 million.

In February 2011, the Company entered into a subscription agreement with Liberty Media pursuant to which the Company sold 1.8 million shares of the Company’s common stock to Liberty Media for $18.8 million. The Company also agreed to sell an additional 5.5 million shares of its common stock to Liberty Media for $57.7 million, subject to receipt of approval of the Company’s stockholders.

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

Based on their evaluation as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting. The attestation report is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Live Nation Entertainment, Inc.

We have audited Live Nation Entertainment, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Live Nation Entertainment, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Live Nation Entertainment, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Live Nation Entertainment, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Live Nation Entertainment, Inc. and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 28, 2011

ITEM 9B.	OTHER INFORMATION

Employment Agreement Amendment

On February 25, 2011, the company and Alan Ridgeway entered into an amendment to Mr. Ridgeway’s employment agreement with the company. Pursuant to the terms of the amendment, Mr. Ridgeway’s title was changed from Chief Executive Officer—International Music to Chief Executive Officer—International. The amendment also extended the term of Mr. Ridgeway’s employment agreement until December 31, 2013. Pursuant to the terms of the amendment, Mr. Ridgeway’s annual base salary was increased from £413,438 to £455,000, effective as of January 1, 2011, subject to discretionary annual increases. In addition, Mr. Ridgway’s annual bonus opportunity was increased from 65% to 100% of his annual base salary, effective beginning fiscal year 2010. The foregoing summary is qualified in its entirety by the complete text of the employment agreement amendment, which is attached as Exhibit 10.51 to this Annual Report on Form 10-K and incorporated herein by reference.

Executive Officer Bonuses

On February 22, 2011, the compensation committee (the “Committee”) of the board of directors of the company approved and authorized the payment of cash bonuses for services rendered in 2010 to each of the company’s executive officers. With the exception of a portion of the bonus awarded to Mr. Azoff, all such bonuses were made in accordance with the previously-established performance targets set by the Committee pursuant to such executive officers’ respective employment agreements. With respect to Mr. Azoff, in addition to the guaranteed portion of his cash bonus pursuant to his Front Line employment agreement, the Committee awarded to him a further cash bonus of $1,000,000. Such bonus was awarded by the Committee in its discretion in order to align Mr. Azoff’s bonus with that of other executive officers in terms of the target ranges of performance required to have been achieved in connection with the payment of 2010 bonuses.

Indemnification Agreement

On February 25, 2011, the company entered into an indemnification agreement with its recently-appointed director, Gregory B. Maffei. The indemnification agreement is effective as of February 4, 2011, which was the date of Mr. Maffei’s appointment to the company’s board of directors. The form of indemnification agreement is attached as Exhibit 10.21 to this Annual Report on Form 10-K, and is incorporated herein by reference.

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

(a)1. Financial Statements.

The following consolidated financial statements are included in Item 8:

(a)2. Financial Statement Schedule.

The following financial statement schedule for the years ended December 31, 2010, 2009 and 2008 is filed as part of this report and should be read in conjunction with the consolidated financial statements.

Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

LIVE NATION ENTERTAINMENT, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

Description	Balance at Beginning of Period	Charges of Costs, Expenses and Other	Write-off of Accounts Receivable	Other		Balance at End of Period
			(in thousands)
Year ended December 31, 2008	$18,928	$3,898	$(10,812)	$(1,638)	(1)	$10,376

Year ended December 31, 2009	$10,376	$6,877	$(8,676)	$(347)	(1)	$8,230

Year ended December 31, 2010	$8,230	$4,666	$(2,342)	$344	(2)	$10,898

(1)	Reclassification of allowance for doubtful accounts to long-term assets and elimination of allowance for doubtful accounts resulting from dispositions.

(2)	Foreign currency adjustments.

LIVE NATION ENTERTAINMENT, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Deferred Tax Asset Valuation Allowance

Description	Balance at Beginning of Period	Charges of Costs, Expenses and Other (1)	Deletions	Other (1)	Balance at End of Period
			(in thousands)
Year ended December 31, 2008	$224,647	$53,180	$-	$(97,035)	$180,792

Year ended December 31, 2009	$180,792	$17,848	$-	$(6,879)	$191,761

Year ended December 31, 2010	$191,761	$55,269	$-	$64,107	$311,137

(1)	In 2008, principal drivers of other reductions in the valuation allowance were the estimated utilization of U.S. net operating losses of $29.8 million and the establishment of $51.1 million of deferred tax liabilities in connection with 2008 business combinations and artist rights contracts. During 2010 and 2009, the valuation allowance was adjusted for acquisitions and divestitures.

(a)3. Exhibits.

		Incorporated by Reference					Filed
Exhibit							Here
No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	with
2.1	Agreement and Plan of Merger, dated February 10, 2009, between Ticketmaster Entertainment, Inc. and Live Nation, Inc.	8-K	001-32601	2.1	2/13/2009	Live Nation Entertainment, Inc.
3.1	Amended and Restated Certificate of Incorporation of Live Nation Entertainment, Inc., as amended.	10-K	001-32601	3.1	2/25/2010	Live Nation Entertainment, Inc.
3.2	Second Amended and Restated Bylaws of Live Nation, Inc.	8-K	001-32601	3.2	1/29/2010	Live Nation Entertainment, Inc.
4.1	Rights Agreement, dated December 21, 2005, between CCE Spinco, Inc. and The Bank of New York, as Rights Agent.	8-K	001-32601	4.1	12/23/2005	Live Nation Entertainment, Inc.
4.2	First Amendment to Rights Agreement, dated February 25, 2009, between Live Nation, Inc. and The Bank of New York Mellon, as Rights Agent.	8-K	001-32601	4.1	3/3/2009	Live Nation Entertainment, Inc.
4.3	Form of Certificate of Designations of Series A Junior Participating Preferred Stock.	8-K	001-32601	4.2	12/23/2005	Live Nation Entertainment, Inc.
4.4	Form of Right Certificate.	8-K	001-32601	4.3	12/23/2005	Live Nation Entertainment, Inc.
10.1	Amended and Restated Credit Agreement, dated July 17, 2008, among Live Nation, Inc., Live Nation Worldwide, Inc. and the foreign borrowers party thereto, as Borrowers, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, Bank of America, N.A., as Syndication Agent, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Co-Lead Arrangers and Joint Bookrunners.	8-K	001-32601	10.1	7/23/2008	Live Nation Entertainment, Inc.
10.2	Amended and Restated Guarantee and Collateral Agreement, dated June 29, 2007, among Live Nation, Inc., Live Nation Worldwide, Inc., the other subsidiaries of Live Nation, Inc. identified therein and JP Morgan Chase Bank, N.A., as Administrative Agent.	8-K	001-32601	10.2	7/3/2007	Live Nation Entertainment, Inc.
10.3	Second Amended and Restated Certificate of Incorporation of Live Nation Holdco #2, Inc.	8-K	001-32601	10.2	7/23/2008	Live Nation Entertainment, Inc.
10.4	Credit Agreement, dated July 25, 2008, among Ticketmaster, the Guarantors party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.	S-1	333-152702	10.20	8/1/2008	Ticketmaster Entertainment LLC
10.5	Amendment No. 1, dated May 12, 2009, to Credit Agreement, dated July 25, 2008, among Ticketmaster, the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative and Collateral Agent.	10-Q	001-34064	10.1	11/9/2009	Ticketmaster Entertainment LLC
10.6	Indenture, dated July 16, 2007, between Live Nation, Inc. and Wells Fargo Bank, N.A., as Trustee.	8-K	001-32601	4.1	7/16/2007	Live Nation Entertainment, Inc.
10.7	Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors identified therein and The Bank of New York Mellon, as Trustee.	S-1	333-152702	10.21	8/1/2008	Ticketmaster Entertainment LLC
10.8	First Supplemental Indenture, dated August 20, 2008, to the Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors identified therein and The Bank of New York Mellon, as Trustee.	8-K	001-34064	4.1	8/25/2008	Ticketmaster Entertainment LLC
10.9	Second Supplemental Indenture, dated April 30, 2009, to the Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors identified therein and The Bank of New York Mellon, as Trustee.	10-Q	001-34064	10.2	8/13/2009	Ticketmaster Entertainment LLC

		Incorporated by Reference						Filed
Exhibit								Here
No.	Exhibit Description	Form		File No.	Exhibit No.	Filing Date	Filed By	with
10.10	Third Supplemental Indenture, dated July 23, 2009, to the Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors identified therein and The Bank of New York Mellon, as Trustee.	10-Q		001-34064	10.3	8/13/2009	Ticketmaster Entertainment LLC
10.11	Fourth Supplemental Indenture, dated January 25, 2010, to the Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors named therein and The Bank of New York Mellon, as Trustee.	8-K		001-32601	4.1	1/29/2010	Live Nation Entertainment, Inc.
10.12	Lockup and Registration Rights Agreement, dated May 26, 2006, among Live Nation, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc. and the other parties set forth therein.	8-K		001-32601	4.1	6/2/2006	Live Nation Entertainment, Inc.
10.13	Lockup and Registration Rights Agreement, executed September 12, 2007, among Live Nation, Inc., SAMCO Investments Ltd. and Michael Cohl.	8-K		001-32601	4.1	9/13/2007	Live Nation Entertainment, Inc.
10.14	First Amendment to Lockup and Registration Rights Agreement, executed September 12, 2007, among Live Nation, Inc., Samco Investments Ltd. and Michael Cohl.	10-Q		001-32601	4.1	5/8/2008	Live Nation Entertainment, Inc.
10.15	Voting Agreement, dated February 10, 2009, between Liberty USA Holdings, LLC and Live Nation, Inc.	8-K		001-32601	10.1	2/13/2009	Live Nation Entertainment, Inc.
10.16	Stockholder Agreement, dated February 10, 2009, among Live Nation, Inc., Liberty Media Corporation, Liberty USA Holdings, LLC and Ticketmaster Entertainment, Inc.	8-K		001-32601	10.2	2/13/2009	Live Nation Entertainment, Inc.
10.17	Note, dated January 24, 2010, among Ticketmaster Entertainment, Inc. Azoff Family Trust of 1997 and Irving Azoff.	10-K		001-32601	10.17	2/25/2010	Live Nation Entertainment, Inc.
10.18	Registration Rights Agreement, dated January 25, 2010, among Live Nation, Inc., Liberty Media Corporation and Liberty Media Holdings USA, LLC.	8-K		001-32601	10.1	1/29/2010	Live Nation Entertainment, Inc.
10.19	Tax Matters Agreement, dated December 21, 2005, among CCE Spinco, Inc., CCE Holdco #2, Inc. and Clear Channel Communications, Inc.	8-K		001-32601	10.2	12/23/2005	Live Nation Entertainment, Inc.
10.20	Tax Sharing Agreement, dated August 20, 2008, among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	8-K		001-34064	10.2	8/25/2008	Ticketmaster Entertainment LLC
10.21	Form of Indemnification Agreement.	10-K		001-32601	10.23	2/25/2010	Live Nation Entertainment, Inc.
10.22	Share Purchase Agreement, dated October 23, 2009, among Apollo Leisure Group Limited, Nederlander International Limited, Dominion Theatre Investments Limited and Live Nation Inc.	10-K		001-32601	10.25	2/25/2010	Live Nation Entertainment, Inc.
10.23	Share Purchase Agreement, dated November 2, 2009, among Apollo Leisure Group Limited, The Ambassador Theatre Group Limited and Live Nation, Inc.	10-K		001-32601	10.26	2/25/2010	Live Nation Entertainment, Inc.
10.24 §	Live Nation, Inc. Amended and Restated 2005 Stock Incentive Plan.	14A		001-32601	Appendix B	4/4/2007	Live Nation Entertainment, Inc.
10.25 §	First Amendment to Live Nation, Inc. Amended and Restated 2005 Stock Incentive Plan.	424	(B)(3)	333-159991	Annex J	11/6/2009	Live Nation Entertainment, Inc.
10.26 §	Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	S-8		333-164507	10.1	1/26/2010	Live Nation Entertainment, Inc.
10.27 §	Clear Channel Entertainment Nonqualified Deferred Compensation Plan.	8-K		001-32601	10.5	12/23/2005	Live Nation Entertainment, Inc.
10.28 §	Amendment No 1. to the Live Nation, Inc. Nonqualified Deferred Compensation Plan.	S-8		333-139178	4.2	12/7/2006	Live Nation Entertainment, Inc.
10.29 §	Live Nation, Inc. 2006 Annual Incentive Plan, as Amended and Restated.	14A		001-32601	Appendix A	4/4/2007	Live Nation Entertainment, Inc.
10.30 §	Amended and Restated Live Nation, Inc. Stock Bonus Plan.	8-K		001-32601	10.1	1/25/2010	Live Nation Entertainment, Inc.

		Incorporated by Reference					Filed
Exhibit							Here
No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	with
10.31 §	Amended and Restated Employment Agreement, effective January 1, 2007, between Live Nation Worldwide, Inc. and Michael Rapino.	8-K	001-32601	10.1	10/9/2007	Live Nation Entertainment, Inc.
10.32 §	First Amendment to Amended and Restated Employment Agreement, effective January 1, 2007, between Live Nation Worldwide, Inc. and Michael Rapino.	10-K	001-32601	10.18	3/5/2009	Live Nation Entertainment, Inc.
10.33 §	Second Amendment to Amended and Restated Employment Agreement, effective January 1, 2007, between Live Nation Worldwide, Inc. and Michael Rapino.	8-K	001-32601	10.1	4/24/2009	Live Nation Entertainment, Inc.
10.34 §	Employment Agreement, dated October 21, 2009, among Live Nation, Inc., Live Nation Worldwide, Inc. and Michael Rapino.	8-K	001-32601	10.1	10/22/2009	Live Nation Entertainment, Inc.
10.35 §	Employment Agreement, dated October 21, 2009, among Irving Azoff, Ticketmaster Entertainment, Inc. and the Azoff Family Trust of 1997.	8-K	001-34064	10.1	10/22/2009	Ticketmaster Entertainment LLC
10.36 §	Amended and Restated Employment Agreement, dated October 21, 2009, between Front Line Management Group, Inc. and Irving Azoff.	8-K	001-34064	10.2	10/22/2009	Ticketmaster Entertainment LLC
10.37 §	Restricted Stock Award Agreement, dated June 8, 2007, between Front Line Management Group, Inc. and Irving Azoff.	8-K	001-34064	10.4	11/4/2008	Ticketmaster Entertainment LLC
10.38 §	Employment Agreement, effective September 1, 2007, between Live Nation Music (UK) Limited and Alan B. Ridgeway.	8-K/A	001-32601	10.1	8/24/2007	Live Nation Entertainment, Inc.
10.39 §	Amended and Restated Employment Agreement, effective September 1, 2009, between Live Nation Worldwide, Inc. and Michael G. Rowles.	8-K	001-32601	10.2	10/22/2009	Live Nation Entertainment, Inc.
10.40 §	Amended and Restated Employment Agreement, effective September 1, 2009, between Live Nation Worldwide, Inc. and Kathy Willard.	8-K	001-32601	10.3	10/22/2009	Live Nation Entertainment, Inc.
10.41 §	Employment Agreement, dated December 17, 2007, between Live Nation Worldwide, Inc. and Brian Capo.	10-Q	001-32601	10.4	8/7/2008	Live Nation Entertainment, Inc.
10.42 §	First Amendment to Employment Agreement, dated December 17, 2007, between Live Nation Worldwide, Inc. and Brian Capo.	10-K	001-32601	10.30	3/5/2009	Live Nation Entertainment, Inc.
10.43 §	Second Amendment to Employment Agreement, dated December 17, 2007, between Live Nation Worldwide, Inc. and Brian Capo.	10-K	001-32601	10.55	2/25/2010	Live Nation Entertainment, Inc.
10.44 §	Employment Agreement, effective February 1, 2007, between Live Nation Worldwide, Inc. and Nathan Hubbard.	10-Q	001-32601	10.1	5/10/2010	Live Nation Entertainment, Inc.
10.45 §	First Amendment to Employment Agreement, effective February 1, 2007, between Live Nation Worldwide, Inc. and Nathan Hubbard.	10-Q	001-32601	10.2	5/10/2010	Live Nation Entertainment, Inc.
10.46	Fifth Supplemental Indenture, dated as of April 30, 2010, to the Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors named therein and The Bank of New York Mellon, as Trustee	10-Q	001-32601	10.1	8/5/2010	Live Nation Entertainment, Inc.
10.47	Sixth Supplemental Indenture, entered into as of May 6, 2010, to the Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors named therein and The Bank of New York Mellon, as Trustee	10-Q	001-32601	10.2	8/5/2010	Live Nation Entertainment, Inc.
10.48	Indenture dated as of May 6, 2010 by and among Live Nation Entertainment, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee	10-Q	001-32601	10.3	8/5/2010	Live Nation Entertainment, Inc.

		Incorporated by Reference					Filed
Exhibit							Here
No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	with
10.49	Credit Agreement entered into as of May 6, 2010, among Live Nation Entertainment, Inc., the Foreign Borrowers party thereto, the Guarantors identified therein, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent and J.P. Morgan Europe Limited, as London Agent	10-Q	001-32601	10.4	8/5/2010	Live Nation Entertainment, Inc.
10.50	Amendment No. 1 to the Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan	10-Q	001-32601	10.1	11/4/2010	Live Nation Entertainment, Inc.
10.51§	First Amendment to Employment Agreement, effective January 1, 2011, between Live Nation Music (UK) Limited and Alan B. Ridgeway.						X
12.1	Computation of Ratio of Earnings to Fixed Charges.						X
14.1	Code of Business Conduct and Ethics.						X
21.1	Subsidiaries of the Company.						X
23.1	Consent of Ernst & Young LLP.						X
24.1	Power of Attorney (see page 142).						X
31.1	Certification of Chief Executive Officer.						X
31.2	Certification of Chief Financial Officer.						X
32.1	Section 1350 Certification of Chief Executive Officer.						X
32.2	Section 1350 Certification of Chief Financial Officer.						X

§	Management contract or compensatory plan or arrangement.

The Company has not filed long-term debt instruments of its subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2011.

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

Name	Title	Date

/S/ MICHAEL RAPINO	President and Chief Executive Officer and Director	February 28, 2011
Michael Rapino

/S/ IRVING L. AZOFF	Executive Chairman and Chairman	February 28, 2011
Irving L. Azoff

/S/ KATHY WILLARD	Chief Financial Officer	February 28, 2011
Kathy Willard

/S/ BRIAN CAPO	Chief Accounting Officer	February 28, 2011
Brian Capo

/S/ MARK CARLETON	Director	February 28, 2011
Mark Carleton

/S/ JONATHAN DOLGEN	Director	February 28, 2011
Jonathan Dolgen

/S/ ARIEL EMANUEL	Director	February 28, 2011
Ariel Emanuel

/S/ ROBERT TED ENLOE, III	Director	February 28, 2011
Robert Ted Enloe, III

/S/ JEFFREY T. HINSON	Director	February 28, 2011
Jeffrey T. Hinson

/S/ JAMES S. KAHAN	Director	February 28, 2011
James S. Kahan

/S/ GREGORY B. MAFFEI	Director	February 28, 2011
Gregory B. Maffei

/S/ RANDALL T. MAYS	Director	February 28, 2011
Randall T. Mays

/S/ JONATHAN F. MILLER	Director	February 28, 2011
Jonathan F. Miller

/S/ MARK S. SHAPIRO	Director	February 28, 2011
Mark S. Shapiro

EXHIBIT INDEX

		Incorporated by Reference					Filed
Exhibit							Here
No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	with
2.1	Agreement and Plan of Merger, dated February 10, 2009, between Ticketmaster Entertainment, Inc. and Live Nation, Inc.	8-K	001-32601	2.1	2/13/2009	Live Nation Entertainment, Inc.
3.1	Amended and Restated Certificate of Incorporation of Live Nation Entertainment, Inc., as amended.	10-K	001-32601	3.1	2/25/2010	Live Nation Entertainment, Inc.
3.2	Second Amended and Restated Bylaws of Live Nation, Inc.	8-K	001-32601	3.2	1/29/2010	Live Nation Entertainment, Inc.
4.1	Rights Agreement, dated December 21, 2005, between CCE Spinco, Inc. and The Bank of New York, as Rights Agent.	8-K	001-32601	4.1	12/23/2005	Live Nation Entertainment, Inc.
4.2	First Amendment to Rights Agreement, dated February 25, 2009, between Live Nation, Inc. and The Bank of New York Mellon, as Rights Agent.	8-K	001-32601	4.1	3/3/2009	Live Nation Entertainment, Inc.
4.3	Form of Certificate of Designations of Series A Junior Participating Preferred Stock.	8-K	001-32601	4.2	12/23/2005	Live Nation Entertainment, Inc.
4.4	Form of Right Certificate.	8-K	001-32601	4.3	12/23/2005	Live Nation Entertainment, Inc.
10.1	Amended and Restated Credit Agreement, dated July 17, 2008, among Live Nation, Inc., Live Nation Worldwide, Inc. and the foreign borrowers party thereto, as Borrowers, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Europe Limited, as London Agent, Bank of America, N.A., as Syndication Agent, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Co-Lead Arrangers and Joint Bookrunners.	8-K	001-32601	10.1	7/23/2008	Live Nation Entertainment, Inc.
10.2	Amended and Restated Guarantee and Collateral Agreement, dated June 29, 2007, among Live Nation, Inc., Live Nation Worldwide, Inc., the other subsidiaries of Live Nation, Inc. identified therein and JP Morgan Chase Bank, N.A., as Administrative Agent.	8-K	001-32601	10.2	7/3/2007	Live Nation Entertainment, Inc.
10.3	Second Amended and Restated Certificate of Incorporation of Live Nation Holdco #2, Inc.	8-K	001-32601	10.2	7/23/2008	Live Nation Entertainment, Inc.
10.4	Credit Agreement, dated July 25, 2008, among Ticketmaster, the Guarantors party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.	S-1	333-152702	10.20	8/1/2008	Ticketmaster Entertainment LLC
10.5	Amendment No. 1, dated May 12, 2009, to Credit Agreement, dated July 25, 2008, among Ticketmaster, the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative and Collateral Agent.	10-Q	001-34064	10.1	11/9/2009	Ticketmaster Entertainment LLC
10.6	Indenture, dated July 16, 2007, between Live Nation, Inc. and Wells Fargo Bank, N.A., as Trustee.	8-K	001-32601	4.1	7/16/2007	Live Nation Entertainment, Inc.
10.7	Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors identified therein and The Bank of New York Mellon, as Trustee.	S-1	333-152702	10.21	8/1/2008	Ticketmaster Entertainment LLC
10.8	First Supplemental Indenture, dated August 20, 2008, to the Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors identified therein and The Bank of New York Mellon, as Trustee.	8-K	001-34064	4.1	8/25/2008	Ticketmaster Entertainment LLC
10.9	Second Supplemental Indenture, dated April 30, 2009, to the Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors identified therein and The Bank of New York Mellon, as Trustee.	10-Q	001-34064	10.2	8/13/2009	Ticketmaster Entertainment LLC

Exhibit		Incorporated by Reference					Filed Here
No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	with
10.10	Third Supplemental Indenture, dated July 23, 2009, to the Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors identified therein and The Bank of New York Mellon, as Trustee.	10-Q	001-34064	10.3	8/13/2009	Ticketmaster Entertainment LLC
10.11	Fourth Supplemental Indenture, dated January 25, 2010, to the Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors named therein and The Bank of New York Mellon, as Trustee.	8-K	001-32601	4.1	1/29/2010	Live Nation Entertainment, Inc.
10.12	Lockup and Registration Rights Agreement, dated May 26, 2006, among Live Nation, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc. and the other parties set forth therein.	8-K	001-32601	4.1	6/2/2006	Live Nation Entertainment, Inc.
10.13	Lockup and Registration Rights Agreement, executed September 12, 2007, among Live Nation, Inc., SAMCO Investments Ltd. and Michael Cohl.	8-K	001-32601	4.1	9/13/2007	Live Nation Entertainment, Inc.
10.14	First Amendment to Lockup and Registration Rights Agreement, executed September 12, 2007, among Live Nation, Inc., Samco Investments Ltd. and Michael Cohl.	10-Q	001-32601	4.1	5/8/2008	Live Nation Entertainment, Inc.
10.15	Voting Agreement, dated February 10, 2009, between Liberty USA Holdings, LLC and Live Nation, Inc.	8-K	001-32601	10.1	2/13/2009	Live Nation Entertainment, Inc.
10.16	Stockholder Agreement, dated February 10, 2009, among Live Nation, Inc., Liberty Media Corporation, Liberty USA Holdings, LLC and Ticketmaster Entertainment, Inc.	8-K	001-32601	10.2	2/13/2009	Live Nation Entertainment, Inc.
10.17	Note, dated January 24, 2010, among Ticketmaster Entertainment, Inc. Azoff Family Trust of 1997 and Irving Azoff.	10-K	001-32601	10.17	2/25/2010	Live Nation Entertainment, Inc.
10.18	Registration Rights Agreement, dated January 25, 2010, among Live Nation, Inc., Liberty Media Corporation and Liberty Media Holdings USA, LLC.	8-K	001-32601	10.1	1/29/2010	Live Nation Entertainment, Inc.
10.19	Tax Matters Agreement, dated December 21, 2005, among CCE Spinco, Inc., CCE Holdco #2, Inc. and Clear Channel Communications, Inc.	8-K	001-32601	10.2	12/23/2005	Live Nation Entertainment, Inc.
10.20	Tax Sharing Agreement, dated August 20, 2008, among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	8-K	001-34064	10.2	8/25/2008	Ticketmaster Entertainment LLC
10.21	Form of Indemnification Agreement.	10-K	001-32601	10.23	2/25/2010	Live Nation Entertainment, Inc.
10.22	Share Purchase Agreement, dated October 23, 2009, among Apollo Leisure Group Limited, Nederlander International Limited, Dominion Theatre Investments Limited and Live Nation Inc.	10-K	001-32601	10.25	2/25/2010	Live Nation Entertainment, Inc.
10.23	Share Purchase Agreement, dated November 2, 2009, among Apollo Leisure Group Limited, The Ambassador Theatre Group Limited and Live Nation, Inc.	10-K	001-32601	10.26	2/25/2010	Live Nation Entertainment, Inc.
10.24 §	Live Nation, Inc. Amended and Restated 2005 Stock Incentive Plan.	14A	001-32601	Appendix B	4/4/2007	Live Nation Entertainment, Inc.
10.25 §	First Amendment to Live Nation, Inc. Amended and Restated 2005 Stock Incentive Plan.	424(B)(3)	333-159991	Annex J	11/6/2009	Live Nation Entertainment, Inc.
10.26 §	Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	S-8	333-164507	10.1	1/26/2010	Live Nation Entertainment, Inc.
10.27 §	Clear Channel Entertainment Nonqualified Deferred Compensation Plan.	8-K	001-32601	10.5	12/23/2005	Live Nation Entertainment, Inc.
10.28 §	Amendment No 1. to the Live Nation, Inc. Nonqualified Deferred Compensation Plan.	S-8	333-139178	4.2	12/7/2006	Live Nation Entertainment, Inc.
10.29 §	Live Nation, Inc. 2006 Annual Incentive Plan, as Amended and Restated.	14A	001-32601	Appendix A	4/4/2007	Live Nation Entertainment, Inc.
10.30 §	Amended and Restated Live Nation, Inc. Stock Bonus Plan.	8-K	001-32601	10.1	1/25/2010	Live Nation Entertainment, Inc.

		Incorporated by Reference					Filed
Exhibit							Here
No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	with
10.31 §	Amended and Restated Employment Agreement, effective January 1, 2007, between Live Nation Worldwide, Inc. and Michael Rapino.	8-K	001-32601	10.1	10/9/2007	Live Nation Entertainment, Inc.
10.32 §	First Amendment to Amended and Restated Employment Agreement, effective January 1, 2007, between Live Nation Worldwide, Inc. and Michael Rapino.	10-K	001-32601	10.18	3/5/2009	Live Nation Entertainment, Inc.
10.33 §	Second Amendment to Amended and Restated Employment Agreement, effective January 1, 2007, between Live Nation Worldwide, Inc. and Michael Rapino.	8-K	001-32601	10.1	4/24/2009	Live Nation Entertainment, Inc.
10.34 §	Employment Agreement, dated October 21, 2009, among Live Nation, Inc., Live Nation Worldwide, Inc. and Michael Rapino.	8-K	001-32601	10.1	10/22/2009	Live Nation Entertainment, Inc.
10.35 §	Employment Agreement, dated October 21, 2009, among Irving Azoff, Ticketmaster Entertainment, Inc. and the Azoff Family Trust of 1997.	8-K	001-34064	10.1	10/22/2009	Ticketmaster Entertainment LLC
10.36 §	Amended and Restated Employment Agreement, dated October 21, 2009, between Front Line Management Group, Inc. and Irving Azoff.	8-K	001-34064	10.2	10/22/2009	Ticketmaster Entertainment LLC
10.37 §	Restricted Stock Award Agreement, dated June 8, 2007, between Front Line Management Group, Inc. and Irving Azoff.	8-K	001-34064	10.4	11/4/2008	Ticketmaster Entertainment LLC
10.38 §	Employment Agreement, effective September 1, 2007, between Live Nation Music (UK) Limited and Alan B. Ridgeway.	8-K/A	001-32601	10.1	8/24/2007	Live Nation Entertainment, Inc.
10.39 §	Amended and Restated Employment Agreement, effective September 1, 2009, between Live Nation Worldwide, Inc. and Michael G. Rowles.	8-K	001-32601	10.2	10/22/2009	Live Nation Entertainment, Inc.
10.40 §	Amended and Restated Employment Agreement, effective September 1, 2009, between Live Nation Worldwide, Inc. and Kathy Willard.	8-K	001-32601	10.3	10/22/2009	Live Nation Entertainment, Inc.
10.41 §	Employment Agreement, dated December 17, 2007, between Live Nation Worldwide, Inc. and Brian Capo.	10-Q	001-32601	10.4	8/7/2008	Live Nation Entertainment, Inc.
10.42 §	First Amendment to Employment Agreement, dated December 17, 2007, between Live Nation Worldwide, Inc. and Brian Capo.	10-K	001-32601	10.30	3/5/2009	Live Nation Entertainment, Inc.
10.43 §	Second Amendment to Employment Agreement, dated December 17, 2007, between Live Nation Worldwide, Inc. and Brian Capo.	10-K	001-32601	10.55	2/25/2010	Live Nation Entertainment, Inc.
10.44 §	Employment Agreement, effective February 1, 2007, between Live Nation Worldwide, Inc. and Nathan Hubbard.	10-Q	001-32601	10.1	5/10/2010	Live Nation Entertainment, Inc.
10.45 §	First Amendment to Employment Agreement, effective February 1, 2007, between Live Nation Worldwide, Inc. and Nathan Hubbard.	10-Q	001-32601	10.2	5/10/2010	Live Nation Entertainment, Inc.
10.46	Fifth Supplemental Indenture, dated as of April 30, 2010, to the Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors named therein and The Bank of New York Mellon, as Trustee	10-Q	001-32601	10.1	8/5/2010	Live Nation Entertainment, Inc.
10.47	Sixth Supplemental Indenture, entered into as of May 6, 2010, to the Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors named therein and The Bank of New York Mellon, as Trustee	10-Q	001-32601	10.2	8/5/2010	Live Nation Entertainment, Inc.
10.48	Indenture dated as of May 6, 2010 by and among Live Nation Entertainment, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee	10-Q	001-32601	10.3	8/5/2010	Live Nation Entertainment, Inc.

Exhibit No.		Incorporated by Reference					Filed Here with
	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By
10.49	Credit Agreement entered into as of May 6, 2010, among Live Nation Entertainment, Inc., the Foreign Borrowers party thereto, the Guarantors identified therein, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent and J.P. Morgan Europe Limited, as London Agent	10-Q	001-32601	10.4	8/5/2010	Live Nation Entertainment, Inc.
10.50	Amendment No. 1 to the Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan	10-Q	001-32601	10.1	11/4/2010	Live Nation Entertainment, Inc.
10.51§	First Amendment to Employment Agreement, effective January 1, 2011, between Live Nation Music (UK) Limited and Alan B. Ridgeway.						X
12.1	Computation of Ratio of Earnings to Fixed Charges.						X
14.1	Code of Business Conduct and Ethics.						X
21.1	Subsidiaries of the Company.						X
23.1	Consent of Ernst & Young LLP.						X
24.1	Power of Attorney (see page 142).						X
31.1	Certification of Chief Executive Officer.						X
31.2	Certification of Chief Financial Officer.						X
32.1	Section 1350 Certification of Chief Executive Officer.						X
32.2	Section 1350 Certification of Chief Financial Officer.						X

§	Management contract or compensatory plan or arrangement.

The Company has not filed long-term debt instruments of its subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.