Form 10-Q
period 2011-03-31
Live Nation Entertainment, Inc.
filed 2011-05-05
CIK 1335258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011,

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

On April 29, 2011, there were 181,859,183 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 2,442,031 shares of unvested restricted stock awards and excluding 738,462 shares held in treasury.

LIVE NATION ENTERTAINMENT, INC.

LIVE NATION ENTERTAINMENT, INC.

GLOSSARY OF KEY TERMS

AEG	Anschutz Entertainment Group
AMG	Academy Music Holdings Limited Group
AOI	Adjusted operating income (loss)
Azoff Trust	The Azoff Family Trust of 1997, of which Irving Azoff is co-Trustee
Clear Channel	Clear Channel Communications, Inc.
Comcast	Comcast-Spectacor, L.P.
Company	Live Nation Entertainment, Inc. and subsidiaries
CTS	CTS Eventim AG
DOJ	United States Department of Justice
FASB	Financial Accounting Standards Board
FLMG	FLMG Holdings Corp., a wholly-owned subsidiary of Live Nation
Front Line	Front Line Management Group, Inc.
GAAP	United States Generally Accepted Accounting Principles
Gellman	Gellman Management LLC
IAC	IAC/InterActiveCorp
IRS	United States Internal Revenue Service
Liberty Media	Liberty Media Corporation
Live Nation	Live Nation Entertainment, Inc., formerly known as Live Nation, Inc., and subsidiaries
Merger	Merger between Live Nation, Inc. and Ticketmaster Entertainment, Inc. announced in February 2009 and consummated in January 2010
Merger Agreement	Agreement and Plan of Merger, dated February 10, 2009 and consummated on January 25, 2010, between Live Nation, Inc. and Ticketmaster Entertainment, Inc.
MSG	Madison Square Garden, L.P.
OCI	Other comprehensive income (loss)
Paciolan	Paciolan, Inc.
SEC	United States Securities and Exchange Commission
Separation	The contribution and transfer by Clear Channel of substantially all of its entertainment assets and liabilities to Live Nation
SME	Sports Marketing and Entertainment, Inc.
Spincos	Collective referral to Ticketmaster and other companies spun off from IAC on August 20, 2008
TGLP	Ticketmaster Group Limited Partnership
Ticketmaster

For periods prior to May 6, 2010, Ticketmaster means Ticketmaster Entertainment LLC and its predecessor companies (including without limitation Ticketmaster Entertainment, Inc.); for periods on and after May 6, 2010, Ticketmaster means the Ticketmaster ticketing business of the Company

Ticketnet	Ticketnet S.A.
TicketsNow	TNow Entertainment Group, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(unaudited)	(audited)
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$987,186	$892,758
Accounts receivable, less allowance of $11,773 as of March 31, 2011 and $10,898 as of December 31, 2010	385,988	329,947
Prepaid expenses	432,645	348,309
Other current assets	41,775	32,483

Total current assets	1,847,594	1,603,497
Property, plant and equipment
Land, buildings and improvements	859,089	850,124
Computer equipment and capitalized software	228,465	218,294
Furniture and other equipment	169,155	168,508
Construction in progress	35,338	24,528

	1,292,047	1,261,454
Less accumulated depreciation	556,866	524,390

	735,181	737,064
Intangible assets
Definite-lived intangible assets, net	986,874	997,268
Indefinite-lived intangible assets	377,978	375,214
Goodwill	1,244,912	1,226,416

Investments in nonconsolidated affiliates	36,097	30,077
Other long-term assets	246,616	226,024

Total assets	$5,475,252	$5,195,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, client accounts	$532,621	$462,301
Accounts payable	96,566	76,876
Accrued expenses	458,234	498,864
Deferred revenue	646,110	335,539
Current portion of long-term debt	56,007	54,150
Other current liabilities	36,339	46,491

Total current liabilities	1,825,877	1,474,221

Long-term debt, net	1,676,215	1,677,714
Long-term deferred income taxes	187,193	219,143
Other long-term liabilities	162,668	215,273
Commitments and contingent liabilities (Note 6)

Redeemable noncontrolling interests	23,306	107,541

Stockholders’ equity
Common stock	1,801	1,724
Additional paid-in capital	2,144,029	2,053,233
Accumulated deficit	(710,635)	(662,175)
Cost of shares held in treasury	(3,626)	(6,122)
Accumulated other comprehensive income (loss)	23,203	(22,244)

Total Live Nation Entertainment, Inc. stockholders’ equity	1,454,772	1,364,416
Noncontrolling interests	145,221	137,252

Total stockholders’ equity	1,599,993	1,501,668

Total liabilities and stockholders’ equity	$5,475,252	$5,195,560

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2011	2010
	(in thousands except share and per share data)
Revenue	$849,409	$723,361
Operating expenses:
Direct operating expenses	547,124	484,756
Selling, general and administrative expenses	272,969	231,596
Depreciation and amortization	77,481	62,633
Loss on sale of operating assets	1,295	4,571
Corporate expenses	21,036	37,124
Acquisition transaction expenses	1,665	9,017

Operating loss	(72,161)	(106,336)

Interest expense	29,317	26,561
Interest income	(527)	(643)
Equity in earnings of nonconsolidated affiliates	(994)	(547)
Other income, net	(673)	(1,068)

Loss from continuing operations before income taxes	(99,284)	(130,639)
Income tax benefit	(44,942)	(7,991)

Loss from continuing operations	(54,342)	(122,648)
Loss from discontinued operations, net of tax	-	(303)

Net loss	(54,342)	(122,951)
Net loss attributable to noncontrolling interests	(5,882)	(738)

Net loss attributable to Live Nation Entertainment, Inc.	$(48,460)	$(122,213)

Basic and diluted net loss per common share attributable to common stockholders:
Loss from continuing operations attributable to Live Nation Entertainment, Inc.	$(0.27)	$(0.83)
Loss from discontinued operations attributable to Live Nation Entertainment, Inc.	-	-

Net loss attributable to Live Nation Entertainment, Inc.	$(0.27)	$(0.83)

Weighted average common shares outstanding:
Basic and diluted	176,292,809	146,300,907

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Net loss	$(54,342)	$(122,951)
Other comprehensive income (loss), net of tax:
Unrealized and realized holding gain (loss) cash flow hedges	(44)	2,174
Other	(24)	-
Foreign currency translation adjustments	45,515	(46,410)

Comprehensive loss	(8,895)	(167,187)
Comprehensive loss attributable to noncontrolling interests	(5,882)	(738)

Comprehensive loss attributable to Live Nation Entertainment, Inc.	$(3,013)	$(166,449)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2011	2010
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(54,342)	$(122,951)
Reconciling items:
Depreciation	28,947	30,971
Amortization	48,534	31,662
Impairment of operational assets	-	13,373
Deferred income tax benefit	(31,341)	(6,149)
Amortization of debt issuance costs	1,449	783
Amortization of debt discount/premium, net	1,727	2,037
Provision for uncollectible accounts receivable and advances	315	244
Non-cash compensation expense	24,707	22,422
Unrealized changes in fair value of contingent consideration	(4,581)	19
Loss on sale of operating assets	1,295	4,874
Equity in earnings of nonconsolidated affiliates	(994)	(547)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable	(48,414)	45,274
Increase in prepaid expenses	(78,273)	(150,772)
Increase in other assets	(36,744)	(13,625)
Decrease in accounts payable, accrued expenses and other liabilities	(22,074)	(61,306)
Increase in deferred revenue	297,557	293,192

Net cash provided by operating activities	127,768	89,501

CASH FLOWS FROM INVESTING ACTIVITIES
Collections and advances of notes receivable	(459)	19
Distributions from nonconsolidated affiliates	340	836
Investments made in nonconsolidated affiliates	(486)	-
Purchases of property, plant and equipment	(18,211)	(13,083)
Proceeds from disposal of operating assets, net of cash divested	2,684	20,643
Cash paid for acquisitions, net of cash acquired	(7,289)	576,144
Purchases of intangible assets	(107)	(7,201)
Decrease (increase) in other, net	(664)	412

Net cash provided by (used in) investing activities	(24,192)	577,770

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	(756)	147,303
Payments on long-term debt	(5,567)	(193,321)
Contributions from noncontrolling interests	-	8
Distributions to and purchases/sales of noncontrolling interests	(48,579)	(6,687)
Proceeds from exercise of stock options	1,003	2,163
Proceeds from sale of common stock	18,836	-
Equity issuance costs	-	(40)
Payments for purchases of common stock	-	(1,567)
Payments for deferred and contingent consideration	(10,307)	(6,934)

Net cash used in financing activities	(45,370)	(59,075)
Effect of exchange rate changes on cash and cash equivalents	36,222	(19,954)

Net increase in cash and cash equivalents	94,428	588,242
Cash and cash equivalents at beginning of period	892,758	236,955

Cash and cash equivalents at end of period	$987,186	$825,197

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Developments in the Business

On January 25, 2010, the Company merged with Ticketmaster and changed its name from Live Nation, Inc. to Live Nation Entertainment, Inc. Ticketmaster’s results of operations are included in the Company’s consolidated financial statements beginning January 26, 2010. See Note 3—Acquisitions for prior year pro forma information regarding the impacts of the Merger.

Seasonality

Due to the seasonal nature of shows at outdoor amphitheaters and festivals, which primarily occur May through September, the Company experiences higher revenue for the Concerts segment during the second and third quarters. The Artist Nation segment’s revenue is impacted, to a large degree, by the touring schedules of the artists it represents. Generally, the Company experiences higher revenue in this segment during the second and third quarters as the period from May through September tends to be a popular time for touring events. The Ticketing segment’s sales are impacted by fluctuations in the availability of events for sale to the public, which vary depending upon scheduling by its clients. This seasonality also results in higher balances in cash and cash equivalents, accounts receivable, prepaid expenses, accrued expenses and deferred revenue at different times in the year. Therefore, the results to date are not necessarily indicative of the results expected for the full year.

Preparation of Interim Financial Statements

The interim consolidated financial statements included in this report are unaudited; however in the opinion of management, they include all normal and recurring accruals and adjustments necessary to present fairly the results of the interim periods shown. Certain financial presentations and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K filed with the SEC on February 28, 2011.

Reclassifications

Certain reclassifications have been made to the 2010 consolidated financial statements to conform to the 2011 presentation. The Company has reclassified $6.9 million in the 2010 consolidated statement of cash flows as an increase to payments for deferred and contingent consideration and a decrease to cash paid for acquisitions, net of cash acquired to reflect deferred payments for the acquisition of a business as a financing activity.

Recent Accounting Pronouncements

In October 2009, the FASB issued guidance on multiple-deliverable revenue arrangements which requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. This guidance eliminates the use of the residual method of allocation and requires allocation using the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. The Company adopted this guidance on January 1, 2011 and is applying it prospectively. The adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

In December 2010, the FASB issued guidance on disclosure of supplementary pro forma information for business combinations which amends and requires additional pro forma disclosure requirements for material business combinations on an individual or aggregate basis including pro forma revenue and earnings of the combined entity as if the acquisition date(s) had occurred as of the beginning of the comparable prior annual reporting period. This guidance also expands the supplemental pro forma disclosure requirements to include a description of the nature and amount of any material non-recurring adjustments that are directly attributable to the business combination. The Company adopted this guidance and is applying it prospectively to business combinations with an acquisition date on or after January 1, 2011.

NOTE 2—LONG-LIVED ASSETS

Definite-lived Intangible Assets

The Company has definite-lived intangible assets which are amortized over the shorter of either the respective lives of the agreements or the period of time the assets are expected to contribute to the Company’s future cash flows. The amortization is recognized on either a straight-line or units of production basis. The following table presents the gross carrying amount and accumulated amortization of definite-lived intangible assets as of March 31, 2011 and December 31, 2010:

		Acquisitions
	Balance as of December 31, 2010	Amount	Weighted Average Life (years)	Divestitures	Adjustments	Amortization Expense	Foreign Currency	Balance as of March 31, 2011
	(in thousands except weighted average lives)
Revenue-generating contracts:
Gross carrying amount	$482,588	$19,398	11	$-	$16,539	$-	$5,480	$524,005
Accumulated amortization	(112,575)	-		-	211	(14,188)	(1,225)	(127,777)

Net	370,013	19,398		-	16,750	(14,188)	4,255	396,228

Non-compete agreements:
Gross carrying amount	175,740	251	2	(106)	-	-	272	176,157
Accumulated amortization	(68,833)	-		67	-	(6,543)	(141)	(75,450)

Net	106,907	251		(39)	-	(6,543)	131	100,707

Venue management and leaseholds:
Gross carrying amount	115,225	3,833	6	-	-	-	1,650	120,708
Accumulated amortization	(30,878)	-		-	-	(2,250)	(280)	(33,408)

Net	84,347	3,833		-	-	(2,250)	1,370	87,300

Trademarks and naming rights:
Gross carrying amount	23,998	91	5	-	-	-	393	24,482
Accumulated amortization	(9,522)	-		-	-	(1,996)	(219)	(11,737)

Net	14,476	91		-	-	(1,996)	174	12,745

Client/vendor relationships:
Gross carrying amount	365,344	-		(3,939)	(16,539)	-	32	344,898
Accumulated amortization	(30,314)	-		-	280	(9,782)	(5)	(39,821)

Net	335,030	-		(3,939)	(16,259)	(9,782)	27	305,077

Technology:
Gross carrying amount	95,102	4,634	3	-	-	-	1,225	100,961
Accumulated amortization	(11,797)	-		-	-	(5,889)	(437)	(18,123)

Net	83,305	4,634		-	-	(5,889)	788	82,838

Other:
Gross carrying amount	6,429	11	1	-	-	-	32	6,472
Accumulated amortization	(3,239)	-		-	(901)	(341)	(12)	(4,493)

Net	3,190	11		-	(901)	(341)	20	1,979

Total:
Gross carrying amount	1,264,426	28,218	9	(4,045)	-	-	9,084	1,297,683
Accumulated amortization	(267,158)	-		67	(410)	(40,989)	(2,319)	(310,809)

Net	$997,268	$28,218		$(3,978)	$(410)	$(40,989)	$6,765	$986,874

During 2011, the Company recorded definite-lived intangible assets totaling $28.2 million, primarily related to revenue-generating contracts, venue management and leaseholds and technology. Additions include $23.0 million in revenue-generating contracts resulting from the January 2011 acquisition of TGLP, a primary ticketing business in the Washington D.C. metro area and $3.8 million in venue management and leaseholds resulting from the January 2011 acquisition of a 50.1% interest in Crossroads Presents LLC, a clubs and theaters venue promotion business in Boston. Also included in acquisitions is a net addition of $0.9 million in revenue-generating contracts, non-compete agreements and technology resulting from valuation adjustments for the November 2010 acquisition of Ticketnet, a ticket retailer in France.

During 2011, the Company recorded a divestiture of $4.0 million relating to the sale of an artist management company.

Total amortization expense from definite-lived intangible assets for the three months ended March 31, 2011 and 2010 was $41.0 million and $30.5 million, respectively. The increase in amortization expense is primarily driven by the additional definite-lived intangible assets obtained in the Merger, the acquisition of the remaining 49% interest in, and control of Live Nation—Haymon Ventures, LLC in April 2010 and the acquisition of Ticketnet. In addition, for the three months ended March 31, 2011 and 2010, the Company recorded amortization expense of $7.5 million and $1.2 million, respectively, related to nonrecoupable ticketing contract advances.

As acquisitions and dispositions occur in the future and the valuation of intangible assets for recent acquisitions is completed, amortization expense may vary.

Goodwill

The following table presents the changes in the carrying amount of goodwill in each of the Company’s segments for the three months ended March 31, 2011:

	Concerts	Ticketing	Artist Nation	eCommerce	Sponsorship	Other	Total
	(in thousands)
Balance as of December 31, 2010:
Goodwill	375,487	557,856	267,992	214,927	80,056	13,037	1,509,355
Accumulated impairment losses	(269,902)	-	-	-	-	(13,037)	(282,939)

	105,585	557,856	267,992	214,927	80,056	-	1,226,416

Acquisitions—prior year	-	(1,743)	(3,534)	-	-	-	(5,277)
Dispositions	-	-	(147)	-	-	-	(147)
Foreign currency	10,377	2,523	-	-	11,020	-	23,920

Balance as of March 31, 2011:
Goodwill	385,864	558,636	264,311	214,927	91,076	13,037	1,527,851
Accumulated impairment losses	(269,902)	-	-	-	-	(13,037)	(282,939)

	$115,962	$558,636	$264,311	$214,927	$91,076	$-	$1,244,912

The Company is in the process of finalizing its acquisition accounting for recent acquisitions which could result in a change to the associated purchase price allocations, including goodwill.

Other Operating Assets

The Company makes investments in various operating assets, such as artist rights agreements. These assets are reviewed for impairment or collectability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During 2010, it was determined that certain artist advances may not be recoverable since the estimated future undiscounted operating cash flows associated with those advances were less than their carrying value. These operating cash flows were also used to approximate fair value. The operating cash flows used for these non-recurring fair value measurements are considered Level 3 inputs. See Note 5—Fair Value Measurements for further discussion of the fair value hierarchy levels. For the three months ended March 31, 2010, the Company recorded a write-down in direct operating expenses of $13.4 million in its Concerts segment related to these advances. There were no impairment charges for the three months ended March 31, 2011.

Long-lived Asset Disposals

In January 2011, the Company sold an artist management company. In connection with the Merger, the Company reached an agreement with the DOJ that Ticketmaster would divest its Paciolan ticketing business and, in March 2010, the Company completed this sale to Comcast.

The table below summarizes the asset and liability values at the time of disposal and the resulting loss or gain recorded.

Divested Asset	Segment	Loss on Sale	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
	(in thousands)
2011 Divestiture
Artist management company	Artist Nation	$(1,241)	$3	$4,140	$128	$-

2010 Divestiture
Paciolan	Ticketing	$(5,218)	$8,357	$33,492	$7,595	$6,364

NOTE 3—ACQUISITIONS

During 2011, the Company completed its acquisitions of TGLP and LN Ontario Concerts LP. These acquisitions were accounted for as business combinations under the acquisition method of accounting and were not considered significant on an individual basis or in the aggregate.

Ticketmaster

In January 2010, the Company completed the merger of Ticketmaster with and into a wholly-owned subsidiary of Live Nation pursuant to the Merger Agreement. The following unaudited pro forma information presents the consolidated results of Live Nation and Ticketmaster for the three months ended March 31, 2010, with adjustments to give effect to pro forma events that are directly attributable to the Merger and have a continuing impact, as well as to exclude the impact of pro forma events that are directly attributable to the Merger and are one-time in nature. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods or the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results that the combined company will experience after the Merger. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the Merger. The unaudited pro forma information also does not include any integration costs, dis-synergies or remaining future transaction costs that the companies may incur related to the Merger as part of combining the operations of the companies.

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2009, are as follows:

For the Three Months Ended March 31, 2010
(in thousands)
Unaudited pro forma consolidated results:
Revenue	$773,719
Loss from continuing operations	$(90,340)
Net loss attributable to Live Nation Entertainment, Inc.	$(88,953)

The Company has incurred a total of $57.5 million of acquisition transaction expenses to date relating to the Merger, of which $5.7 million and $9.0 million, respectively, are included in the results of operations for the three months ended March 31, 2011 and 2010.

In connection with the Merger, the Company has incurred a total of $13.7 million of severance costs to date, of which $0.2 million, $3.7 million, $0.3 million and $0.2 million were recorded as a component of selling, general and administrative expenses in its Artist Nation, Ticketing, Sponsorship and eCommerce segments, respectively, and $4.1 million is recorded as a component of corporate expenses for the three months ended March 31, 2010. The Company did not incur additional severance costs in the first quarter of 2011 and does not expect to incur additional significant severance costs in future periods in connection with the Merger.

Front Line

In the first quarter of 2011, the Company acquired all of the remaining equity interests of Front Line that it did not previously own. Through these transactions, the Company is able to further simplify its operating structure and it expects to achieve future savings through reduced cash taxes, noncontrolling interest distributions and other synergies.

Under the terms of the stock purchase agreement, the Company purchased all restricted and unrestricted shares of common stock of Front Line held by Irving Azoff and the Azoff Trust (collectively the “Azoff Sellers”), purchased all in-the-money options for common stock of Front Line held by the Azoff Sellers and purchased all shares of common stock of Front Line held by MSG. The Company also paid an amount equal to the 2010 dividend paid by Front Line to the Azoff Sellers and MSG, pro rated for the period from January 1, 2011 through the closing date, and paid Mr. Azoff a contractually-owed tax gross-up associated with his restricted Front Line common stock and dividend. In total, under the stock purchase agreement, the Company paid $56.3 million in cash and $18.6 million in newly-issued shares of Live Nation common stock to the Azoff Sellers and $0.2 million in cash and $41.0 million in newly issued shares of Live Nation common stock to MSG. Of the total shares of Live Nation stock issued, the Azoff Sellers received 1.8 million shares of common stock and MSG received 3.9 million shares of common stock.

As part of individual redemption agreements, the Company also purchased the remaining smaller holdings of outstanding Front Line restricted shares of common stock from other individuals for a total of $12.8 million in cash.

The shares purchased under all of these agreements had redemption features and, previous to these repurchases, the Azoff Sellers’ and MSG’s common shares and the Azoff Sellers’ options were classified as redeemable noncontrolling interests and all of the remaining shares were classified as liabilities. All of these instruments were carried at their fair values and amounts paid as part of these agreements were recorded to the income statement to the extent they were in excess of the amount recorded on the balance sheet, with the exception of the unrestricted shares of common stock held by the Azoff Sellers and MSG which were accounted for as the acquisition of noncontrolling interests and any difference between the carrying value and settlement value was recorded in additional paid-in capital. Tax gross-up amounts paid were recorded to the income statement to the extent the amount paid exceeded the amount already accrued. As a result of the repurchases, the Company recorded $24.4 million in selling, general and administrative expenses in the first quarter of 2011, which is classified as stock-based compensation. Further, cash flows from financing activities reflects a $47.9 million use of cash as a result of these transactions and cash flows from operating activities reflects a $21.4 million use of cash. Total non-cash consideration was $59.6 million.

NOTE 4—DERIVATIVE INSTRUMENTS

The Company is required to recognize all of its derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value. See Note 5—Fair Value Measurements for further discussion of the fair values for derivative instruments. The Company accounts for its derivative instruments that are not designated as hedges at fair value with changes in fair value recorded in earnings to the same line item impacted by the exposure being hedged. The Company does not enter into derivative instruments for speculation or trading purposes.

In May 2010, the Company entered into an interest rate cap agreement which is designated as a cash flow hedge for accounting purposes. The interest payments being hedged are the LIBOR-based interest payments for the Company’s term loan A. The purpose of the interest rate cap agreement is to limit the Company’s cash flow exposure to the variable LIBOR to a maximum interest rate of 4% per annum. The Company expects minimal gain or loss to be reclassified into earnings within the next 12 months. Approximately 11% of the Company’s outstanding term loans under the senior secured credit facility had their interest payments designated as the hedged forecasted transactions against the interest rate cap agreement at March 31, 2011.

Additionally, the Company has three interest rate swap agreements that have not been designated as hedging instruments. The Company has two interest rate swap agreements to convert a portion of AMG’s long-term debt from floating-rate debt to a fixed-rate basis with a notional amount of $31.4 million. Also, in connection with the financing of the redevelopment of the O2 Dublin, the Company has an interest rate swap agreement to convert a portion of long-term debt from floating-rate debt to a fixed-rate basis with a notional amount of $14.9 million. Any changes in fair value are recorded in earnings during the period of the change.

The Company’s 2.875% convertible senior notes issued in July 2007 include certain provisions which are bifurcated from the notes and accounted for as derivative instruments. At the date of issuance and as of March 31, 2011 and December 31, 2010, the fair value of these provisions was considered to be de minimis.

The Company primarily uses forward currency contracts in addition to options to reduce its exposure to foreign currency risk associated with short-term artist fee commitments. The Company also enters into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At March 31, 2011 and December 31, 2010, the Company had forward currency contracts outstanding with notional amounts of $163.5 million and $85.7 million, respectively. These forward currency contracts have not been designated as hedging instruments. Any change in fair value is reported in earnings during the period of the change.

The Company’s derivative instruments are subject to master netting arrangements and are presented on a net basis in the consolidated balance sheets. The fair values of derivative instruments in the consolidated balance sheets as of March 31, 2011 and December 31, 2010 presented on a gross basis are as follows:

	As of March 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Interest rate cap	Other long-term assets	$123	Other current liabilities	$-

Total derivatives designated as hedging instruments		123		-

Derivatives not designated as hedging instruments:
Interest rate swaps	Other long-term assets	-	Other long-term liabilities	(1,809)
Forward currency contracts	Other current assets	627	Other current liabilities	(3,708)
Contingent interest provision on 2.875% convertible senior notes (1)		-		-

Total derivatives not designated as hedging instruments		627		(5,517)

Total derivatives		$750		$(5,517)

	As of December 31, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in thousands)
Derivatives designated as hedging instruments:
Interest rate cap	Other long-term assets	$167	Other current liabilities	$-

Total derivatives designated as hedging instruments		167		-

Derivatives not designated as hedging instruments:
Interest rate swaps	Other long-term assets	-	Other long-term liabilities	(2,119)
Forward currency contracts	Other current assets	197	Other current liabilities	(2,960)
Contingent interest provision on 2.875% convertible senior notes (1)		-		-

Total derivatives not designated as hedging instruments		197		(5,079)

Total derivatives		$364		$(5,079)

(1)	At the date of issuance and as of March 31, 2011 and December 31, 2010, the fair value was considered to be de minimis.

The effect of derivative instruments on the consolidated statements of operations for the three months ended March 31, 2011 and 2010 was as follows:

For the Three Months Ended March 31, 2011
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(in thousands)
Interest rate cap	$44	Interest expense	$-	Other expense (income), net	$-

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives
(in thousands)
Interest rate swaps	$310	Interest expense
Forward currency contracts	$320	Revenue
Forward currency contracts	$(1,034)	Direct operating expenses
Forward currency contracts	$(144)	Other expense (income), net
Contingent interest provision on 2.875% convertible senior notes (1)	$-	Other expense (income), net

For the Three Months Ended March 31, 2010
Derivatives Designated as Cash Flow Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(in thousands)
Interest rate swap (2)	$(1,112)	Interest expense	$(2,084)	Other expense (income), net	$-
Forward currency contract	$118	Direct operating expenses	$-	Other expense (income), net	$-

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives
(in thousands)
Interest rate swaps	$1,647	Interest expense
Forward currency contracts	$(581)	Revenue
Forward currency contracts	$(99)	Direct operating expenses
Contingent interest provision on 2.875% convertible senior notes (1)	$-	Other expense (income), net

(1)	For the three months ended March 31, 2011 and 2010, the provision was considered to be de minimis and no gain (loss) was recognized.
(2)	Includes an interest rate swap that was de-designated in the third quarter of 2009.The de-designated instrument contributed a $1.1 million loss from OCI that is included in the amount reported in this table. At March 31, 2010, a $2.7 million loss remained in OCI to be amortized into earnings in future periods. The swap was settled in May 2010.

NOTE 5—FAIR VALUE MEASUREMENTS

The Company currently has various financial instruments carried at fair value, such as marketable securities, derivatives and contingent consideration, but does not currently have nonfinancial assets and nonfinancial liabilities that are required to be measured at fair value on a recurring basis. The Company’s financial assets and liabilities are measured using inputs from all levels of the fair value hierarchy as defined in the FASB guidance for fair values. For this categorization, only inputs that are significant to the fair value are considered. The three levels are defined as follows:

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis, as of March 31, 2011 and December 31, 2010, which are classified as other current assets, other long-term assets, other current liabilities and other long-term liabilities:

	Fair Value Measurements at March 31, 2011				Fair Value Measurements at December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)				(in thousands)
Assets:
Cash equivalents	$30,000	$-	$-	$30,000	$5,000	$-	$-	$5,000
Forward currency contracts	-	332	-	332	-	6	-	6
Interest rate cap	-	123	-	123	-	167	-	167
Investments in rabbi trusts	-	-	-	-	3,576	-	-	3,576

Total	$30,000	$455	$-	$30,455	$8,576	$173	$-	$8,749

Liabilities:
Interest rate swaps	$-	$1,809	$-	$1,809	$-	$2,119	$-	$2,119
Forward currency contracts	-	3,413	-	3,413	-	2,769	-	2,769
Contingent consideration	-	-	13,809	13,809	-	-	17,894	17,894
Other current liabilities	-	-	-	-	3,576	-	-	3,576

Total	$-	$5,222	$13,809	$19,031	$3,576	$4,888	$17,894	$26,358

Cash equivalents consist of money market funds. Fair values for cash equivalents are based on quoted prices in an active market. Fair values for forward currency contracts are based on observable market transactions of spot and forward rates. Investments in rabbi trusts include exchange-traded equity securities and mutual funds. Fair values for these investments are based on quoted prices in active markets. Fair values for the interest rate swaps and the interest rate cap are based on inputs corroborated by observable market data with similar tenors. Other liabilities represents deferred compensation obligations to employees under a certain benefits plan. The liabilities related to this plan are adjusted based on changes in the fair value of the underlying employee-directed investments and therefore are classified consistent with the investments. In December 2010, the Company terminated this plan and all related assets were distributed to employees in 2011.

The Company has certain contingent consideration obligations for those acquisitions that occurred after December 31, 2008, which are measured at fair value using Level 3 inputs. The amounts due to the sellers are based on the achievement of agreed-upon financial performance metrics by the acquired companies. The Company records the liability at the time of the acquisition based on management’s best estimates of the future results of the acquired companies compared to the agreed-upon metrics. The most significant estimate involved in the measurement process is the projection of future results of the acquired companies. By comparing these estimates to the agreed-upon metrics, the Company estimates the amount, if any, anticipated to be paid to the seller at a future date. For obligations payable at a date greater than twelve months from the acquisition date, the Company applies a discount rate to present value the estimated obligations. The discount rate is intended to reflect the risks of ownership, time-value of money and the associated risks of realizing the stream of projected cash flows. Subsequent to the date of acquisition, the Company updates the original valuation to reflect updated projections of future results of the acquired companies and the passage of time. Accretion and changes in the valuations of contingent consideration are reported in acquisition transaction expenses. See Note 6—Commitments and Contingent Liabilities for additional information related to the contingent payments.

The following table summarizes the changes in fair value of the Company’s Level 3 liabilities for the three months ended March 31, 2011:

Contingent Consideration
(in thousands)
Balance as of December 31, 2010	$17,894
Total gains and losses (realized/unrealized) :
Included in earnings (or changes in net assets)	(4,581)
Included in other comprehensive income (loss)	-
Purchases	496
Issuances	-
Settlements	-
Transfer in and/or out of Level 3	-

Balance as of March 31, 2011	$13,809

The amount of total gains and losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2011	$(4,581)

Due to the short maturity, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximated their fair values at March 31, 2011 and December 31, 2010.

The Company’s outstanding debt held by third-party financial institutions is carried at cost, adjusted for premiums or discounts. The Company’s debt is not publicly-traded and, for the Company’s debt that accrues interest at a variable rate, the carrying amounts typically approximate their fair value. The estimated fair values of the 8.125% senior notes, the 10.75% senior notes and the 2.875% convertible senior notes were $258.8 million, $315.7 million and $201.2 million at March 31, 2011, respectively. The estimated fair values of the 8.125% senior notes, the 10.75% senior notes and the 2.875% convertible senior notes were $252.0 million, $311.4 million and $195.8 million at December 31, 2010, respectively. The estimated fair value of the Company’s third-party fixed-rate debt is based on third-party quotes, which are considered to be Level 2 inputs. The Company has fixed rate debt with a noncontrolling interest partner of $29.9 million and $29.5 million at March 31, 2011 and December 31, 2010, respectively. The Company is unable to determine the fair value of this debt.

NOTE 6—COMMITMENTS AND CONTINGENT LIABILITIES

The Company has leases that contain contingent payment requirements for which payments vary depending on revenue, tickets sold or other variables.

Certain agreements relating to acquisitions that occurred prior to the adoption in January 2009 of the new FASB guidance for business combinations provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired companies. The Company will accrue additional amounts related to such contingent payments, with a corresponding adjustment to goodwill, if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent payments, if performance targets are met, would not significantly impact the financial position of the Company.

The Company has certain contingent obligations related to acquisitions made after the adoption in January 2009 of the FASB guidance for business combinations of various artist management companies and concert promotion companies. In accordance with the current guidance for business combinations, contingent consideration must be recorded at its fair value at the time of the acquisition. The contingent consideration is generally subject to payout following the achievement of future performance targets and some may be payable in 2011. As of March 31, 2011, the Company has accrued $1.2 million in other current liabilities and $12.6 million in other long-term liabilities and, as of December 31, 2010, the Company has accrued $1.2 million in other current liabilities and $16.7 million in other long-term liabilities representing the fair value of these estimated earn-out arrangements. See Note 5—Fair Value Measurements for further discussion related to the valuation of the earn-out payments.

Certain agreements relating to acquisitions provide for deferred purchase consideration payments at future dates. A liability is established at the time of the acquisition for these fixed payments. As of March 31, 2011, the Company has accrued $7.0 million in other current liabilities and $14.8 million in other long-term liabilities and, as of December 31, 2010, the Company has accrued $13.6 million in other current liabilities and $18.1 million in other long-term liabilities related to these deferred purchase consideration payments.

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

In April 2010, CTS filed a request for arbitration with the International Court of Arbitration of the International Chamber of Commerce (“ICC”) pursuant to the CTS Agreement. In its request for arbitration, CTS asserts, among other things, that (i) the terms of the CTS Agreement, including the North America per ticket license fee, European exclusivity obligations and United Kingdom distribution obligations described above, apply to tickets sold and distributed by Ticketmaster, (ii) Ticketmaster’s sales and distribution of tickets following the completion of the Merger have resulted in various breaches of Live Nation Worldwide’s obligations under the CTS Agreement, (iii) the Company has failed to allocate the proper number of tickets to CTS’s system in the United Kingdom and (iv) the Merger and the Company’s subsequent actions have breached the implied covenant of good faith and fair dealing. In its request for arbitration, CTS seeks relief in the form of a declaration that the Company and Live Nation Worldwide are in breach of the CTS Agreement and the implied covenant of good faith and fair dealing, specific performance of Live Nation Worldwide’s obligations under the CTS Agreement, and unspecified damages resulting from such breaches. In March 2011, CTS provided further specifications on its claims and purported damages, including a claim for royalties that would have been paid over the contemplated 10-year term of the CTS Agreement and Ticketmaster-controlled tickets (as well as tickets controlled by Live Nation Worldwide or any of certain of its subsidiaries).

In May 2010, the Company responded to CTS’s request for arbitration and filed counterclaims asserting that CTS breached the CTS Agreement by failing to provide ticketing platforms that met the standard required by the CTS Agreement for the North American and European markets. The Company seeks relief primarily in the form of damages and a declaration that the Company validly terminated the CTS Agreement based on CTS’s material breaches. The Company denies that CTS is entitled to collect damages for royalties that would have been paid over the full 10-year term of the CTS Agreement or on Ticketmaster-controlled tickets. The matter has been assigned to an arbitrator and a hearing has been scheduled to commence in July 2011. While it is reasonably possible that a loss related to this matter could be incurred by the Company in a future period, the Company does not believe that a loss is probable of occurring at this time. Considerable uncertainty remains regarding the validity of the claims and damages asserted against the Company. As a result, the Company is currently unable to estimate the possible loss or range of loss for this matter. The Company intends to vigorously defend the action.

Live Concert Antitrust Litigation

The Company was a defendant in a lawsuit filed by Malinda Heerwagen in June 2002 in U.S. District Court. The plaintiff, on behalf of a putative class consisting of certain concert ticket purchasers, alleged that anti-competitive practices for concert promotion services by the Company nationwide caused artificially high ticket prices. In August 2003, the District Court ruled in the Company’s favor, denying the plaintiff’s class certification motion. The plaintiff appealed to the U.S. Court of Appeals. In January 2006, the Court of Appeals affirmed, and the plaintiff then dismissed her action that same month. Subsequently, twenty-two putative class actions were filed by different named plaintiffs in various U.S. District Courts throughout the country, making claims substantially similar to those made in the Heerwagen action, except that the geographic markets alleged are regional, statewide or more local in nature, and the members of the putative classes are limited to individuals who purchased tickets to concerts in the relevant geographic markets alleged. The plaintiffs seek unspecified compensatory, punitive and treble damages, declaratory and injunctive relief and costs of suit, including attorneys’ fees. The Company has filed its answers in some of these actions and has denied liability. In April 2006, granting the Company’s motion, the Judicial Panel on Multidistrict Litigation transferred these actions to the U.S. District Court for the Central District of California for coordinated pre-trial proceedings. In June 2007, the District Court conducted a hearing on the plaintiffs’ motion for class certification, and also that month the Court entered an order to stay all proceedings pending the Court’s ruling on class certification. In October 2007, the Court granted the plaintiffs’ motion and certified classes in the Chicago, New England, New York/New Jersey, Colorado and Southern California regional markets. In November 2007, the Court extended its stay of all proceedings pending further developments in the U.S. Court of Appeals for the Ninth Circuit. In February 2008, the Company filed with the District Court a Motion for Reconsideration of its October 2007 class certification order. In October 2010, the District Court denied the Company’s Motion for Reconsideration and lifted the stay of all proceedings. In February 2011, the Company filed with the District Court a Motion for Partial Summary Judgment Regarding Statute of Limitations. In April 2011, the District Court granted the Company’s Motion for Partial Summary Judgment. While it is reasonably possible that a loss related to this matter could be incurred by the Company in a future period, the Company does not believe that a loss is probable of occurring at this time. Considerable uncertainty remains regarding the validity of the claims and damages asserted against the Company. As a result, the Company is currently unable to estimate the possible loss or range of loss for this matter. The Company intends to vigorously defend all claims in all of the actions.

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

In December 2010, the parties entered into a binding term sheet that provides for the settlement of the litigation and the resolution of all claims set forth therein. In April 2011, the parties entered into a long form agreement memorializing their settlement. The settlement remains subject to preliminary and final approval by the Court. The plaintiffs are currently expected to file a motion for preliminary settlement approval in May 2011. Ticketmaster and its parent, Live Nation have not acknowledged any violations of law or liability in connection with the matter, but have agreed to the settlement in order to eliminate the uncertainties and expense of further protracted litigation. Pursuant to the terms of the settlement, among other things, Ticketmaster will pay the fees of the claims administrator as well as the plaintiffs’ attorneys’ fees and certain costs that are approved by the Court and subject to a set maximum, and class members who meet certain conditions will be entitled to receive from Ticketmaster a cash payment and/or discounts off one or more future ticket purchases. The individual and aggregate values of each option are subject to set maximums. Ticketmaster will also make certain changes to disclosures on its website. As of March 31, 2011, the Company has accrued $21.2 million, its best estimate of the probable costs associated with this settlement. This liability includes an estimated redemption rate. Any difference between the Company’s estimated redemption rate and the actual redemption rate it experiences will impact the final settlement amount; however, the Company does not expect this difference to be material.

Canadian Consumer Class Action Litigation Relating to TicketsNow

In February 2009, five putative consumer class action complaints were filed in various provinces of Canada against TicketsNow, Ticketmaster, Ticketmaster Canada Ltd. and Premium Inventory, Inc. All of the cases allege essentially the same set of facts and causes of action. Each plaintiff purports to represent a class consisting of all persons who purchased a ticket from Ticketmaster, Ticketmaster Canada Ltd. or TicketsNow from February 2007 to present and alleges that Ticketmaster conspired to divert a large number of tickets for resale through the TicketsNow website at prices higher than face value. The plaintiffs characterize these actions as being in violation of Ontario’s Ticket Speculation Act, the Amusement Act of Manitoba, the Amusement Act of Alberta or the Quebec Consumer Protection Act. The Ontario case contains the additional allegation that Ticketmaster and TicketsNow’s service fees run afoul of anti-scalping laws. Each lawsuit seeks compensatory and punitive damages on behalf of the class. While it is reasonably possible that a loss related to this matter could be incurred by the Company in a future period, the Company does not believe that a loss is probable of occurring at this time. Considerable uncertainty remains regarding the validity of the claims and damages asserted against the Company. As a result, the Company is currently unable to estimate the possible loss or range of loss for this matter. The Company intends to vigorously defend all claims in all of the actions.

United States Consumer Class Action Litigation Relating to TicketsNow

From February through June 2009, eleven purported class action lawsuits asserting causes of action under various state consumer protection laws were filed against Ticketmaster and TicketsNow in U.S. District Courts in California, New Jersey, Minnesota, Pennsylvania and North Carolina. The lawsuits allege that Ticketmaster and TicketsNow unlawfully deceived consumers by, among other things, selling large quantities of tickets to TicketsNow’s ticket brokers, either prior to or at the time that tickets for an event go on sale, thereby forcing consumers to purchase tickets at significantly marked-up prices on TicketsNow.com instead of Ticketmaster.com. The plaintiffs further claim violation of the consumer protection laws by Ticketmaster’s alleged “redirecting” of consumers from Ticketmaster.com to TicketsNow.com, thereby engaging in false advertising and an unfair business practice by deceiving consumers into inadvertently purchasing tickets from TicketsNow for amounts greater than face value. The plaintiffs claim that Ticketmaster has been unjustly enriched by this conduct and seek compensatory damages, a refund to every class member of the difference between tickets’ face value and the amount paid to TicketsNow, an injunction preventing Ticketmaster from engaging in further unfair business practices with TicketsNow and attorney fees and costs. In July 2009, all of the cases were consolidated and transferred to the U.S. District Court for the Central District of California. The plaintiffs filed their consolidated class action complaint in September 2009, to which Ticketmaster filed its answer the following month. In July 2010, Ticketmaster filed its Motion for Summary Judgment. In April 2011, the parties filed a Stipulation wherein they stated that they have agreed on all material terms of a proposed settlement. As of March 31, 2011, the Company has accrued $2.1 million, its best estimate of the probable costs associated with this settlement. This liability includes an estimated redemption rate. Any difference between the Company’s estimated redemption rate and the actual redemption rate it experiences will impact the final settlement amount; however, the Company does not expect this difference to be material.

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

NOTE 7—CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS

Transactions with Clear Channel

The Company has one non-employee director as of March 31, 2011 who is also a director and executive officer of Clear Channel. This director receives directors’ fees, stock options and restricted stock awards as do other non-employee directors. As of March 31, 2011, the Company has an employee director who is also a director of Clear Channel.

From time to time, the Company purchases advertising from Clear Channel and its subsidiaries in the ordinary course of business. For the three months ended March 31, 2011 and 2010, the Company recorded $0.4 million and $0.7 million, respectively, as components of direct operating expenses and selling, general and administrative expenses for these advertisements.

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

The Company currently occupies office space in a building in Los Angeles that is owned by IAC. Related rental expense charged to the Company by IAC was $0.5 million and $0.4 million for the three months ended March 31, 2011 and from the Merger date through March 31, 2010, respectively. These charges are recorded as selling, general and administrative expenses.

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

In February 2011, the Company entered into a subscription agreement with Liberty Media. Pursuant to the subscription agreement, in February 2011 the Company sold to Liberty Media 1.8 million shares of the Company’s common stock for aggregate consideration of $18.8 million in cash. Also pursuant to the subscription agreement, the Company agreed to sell Liberty Media an additional 5.5 million shares of the Company’s common stock, for aggregate consideration of $57.7 million in cash. The number of additional shares to be issued, and the corresponding aggregate consideration to be received from their issuance, may be reduced in the event that the parties determine that certain antitrust regulatory approvals are required, in which case those additional shares which the Company is restricted from issuing will be issued only after such antitrust regulatory approvals have been obtained. The sale and issuance of the additional shares to Liberty Media is subject to receipt of the approval of the Company’s stockholders as well as other customary closing conditions.

Transactions Involving Executives

ATC Aviation, Inc. (“ATC”), which is owned by Irving Azoff, the Company’s Executive Chairman and Chairman of the board of directors, owns an aircraft. An aircraft management and charter company, unrelated to either the Company or ATC, manages and operates the aircraft on ATC’s behalf and charges market rates for the use of the aircraft when used by Mr. Azoff or other executives on Company business, a portion of which is paid to ATC. For the three months ended March 31, 2011 and from the Merger date through March 31, 2010, the Company made payments to ATC totaling $0.1 million and $0.1 million, respectively.

The Azoff Trust was a party to the Second Amended and Restated Stockholders’ Agreement of Front Line dated as of June 9, 2008, as amended (the “Front Line Stockholders’ Agreement”). The Front Line Stockholders’ Agreement governed certain matters related to Front Line and the ownership of securities of Front Line, including board designation rights, transaction approval requirements, share transfer provisions, and put and call rights. The Front Line Stockholders’ Agreement also provided for the annual pro rata dividend to be paid to the stockholders as soon as reasonably practicable after the end of each fiscal year. The Front Line Stockholders’ Agreement was terminated in connection with the first quarter 2011 acquisition of the remaining equity interests in Front Line. See Note 3—Acquisitions for further discussion of this 2011 transaction.

In March 2010, the board of directors of Front Line declared a dividend payable in cash to the holders of record of Front Line common stock. This dividend was paid in March 2010 and totaled $20.6 million of which the Company received $15.0 million. The Azoff Trust received a pro rata portion of this dividend totaling $3.0 million with respect to the 25,918.276 shares of Front Line common stock held by the trust. Mr. Azoff received a gross-up payment of $0.7 million related to the difference between ordinary income and capital gains tax treatment for the portion of the dividend relating to his unvested shares, which gross-up was pursuant to his restricted stock grant agreement. Prior to the payment of the dividend, FLMG made a loan to Front Line in the amount of $21.3 million principally to fund the dividend, evidenced by a promissory note from Front Line to FLMG with a principal amount of $21.3 million and bearing interest at a rate of 4.5%, payable no later than November 30, 2010. This loan was paid off in the fourth quarter of 2010.

In January 2011, the board of directors of Front Line declared a dividend payable in cash to the holders of record of Front Line common stock. This dividend was paid in January 2011 and totaled $20.1 million of which the Company received $15.0 million. The Azoff Trust received a pro rata portion of this dividend totaling $3.0 million. In connection with the January 2011 dividend, Mr. Azoff received a gross-up payment of $0.6 million. Prior to the payment of the dividend, FLMG made a loan to Front Line in the amount of $20.7 million, evidenced by a promissory note from Front Line to FLMG with a principal amount of $20.7 million and bearing interest at a rate of 4.5%, payable no later than December 31, 2011. A portion of the proceeds from the note was used, together with cash on hand at Front Line, to pay the dividend.

Other Related Parties

During the three months ended March 31, 2011 and 2010, the Company paid $6.8 million and $6.9 million, respectively, for deferred consideration due in connection with an acquisition of a company owned by various members of management of one of the Company’s subsidiaries. The acquired company held the lease of a venue.

In January 2011, the Company sold a 49.9% noncontrolling interest in its clubs and theaters venue promotion business in Boston to an employee of one of the Company’s subsidiaries in exchange for assets and cash valued at $12.6 million.

The Company conducts certain transactions in the ordinary course of business with companies that are owned, in part or in total, by various members of management of the Company’s subsidiaries or companies over which it has significant influence. These transactions primarily relate to venue rentals, concession services, equipment rentals, ticketing, marketing and other services and reimbursement of certain costs. As of March 31, 2011 and December 31, 2010, the Company had a combined receivable balance of $16.9 million and $22.4 million, respectively, from certain of these companies. The following table sets forth expenses incurred and revenue earned from these companies for services rendered or provided in relation to these business ventures.

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Other related parties revenue	$566	$363

Other related parties expenses	$3,578	$6,397

None of these transactions were with directors or executive officers of the Company.

NOTE 8—INCOME TAXES

The Company calculates interim effective tax rates in accordance with the FASB guidance for income taxes and applies the estimated annual effective tax rate to year-to-date pretax income (loss) at the end of each interim period to compute a year-to-date tax expense (or benefit). This guidance requires departure from effective tax rate computations when losses incurred within tax jurisdictions cannot be carried back and future profits associated with operations in those tax jurisdictions cannot be assured beyond any reasonable doubt. Accordingly, the Company has calculated an expected annual effective tax rate of approximately 22% (as compared to 20% in the prior year), excluding significant, unusual or extraordinary items, for ordinary income associated with operations, which are principally outside of the United States, for which the Company currently expects to have annual taxable income. The increase in the expected annual effective tax rate is driven by an increase in non-deductible expenses in taxable foreign jurisdictions and the change in the composition of earnings in lower-taxed foreign jurisdictions. The effective tax rate has been applied to year-to-date earnings for those operations for which the Company currently expects to have taxable income. The Company has not recorded tax benefits associated with losses from operations for which future taxable income cannot be reasonably assured. As required by this guidance, the Company also includes tax effects of significant, unusual or extraordinary items in income tax expense in the interim period in which they occur.

Net income tax benefit from continuing operations is $44.9 million for the three months ended March 31, 2011. The components of tax expense that contributed to the net income tax benefit for the three months ended March 31, 2011 included income tax expense of $4.1 million based on the expected annual rate pertaining to income for the three month period ending on March 31, 2011, state and local taxes of $1.3 million, withholding taxes of $0.8 million, tax reserve accruals and settlements of uncertain tax positions of $0.2 million, federal tax benefit of $11.8 million attributable to the carryback of net operating losses related to Front Line and a discrete tax benefit of $39.5 million for reversal of valuation allowances recorded against U.S. federal and state deferred tax assets driven by deferred tax attributes relating to the acquisition of the remaining interest in Front Line. See Note 3—Acquisitions for further discussion regarding the 2011 acquisition of the remaining equity interests in Front Line.

As of March 31, 2011 and December 31, 2010, the Company had unrecognized tax benefits of approximately $11.1 million and $10.9 million, respectively. During the three months ended March 31, 2011, unrecognized tax benefits increased by approximately $0.2 million for tax reserve accruals. All of these unrecognized tax benefits would favorably impact the effective tax rate if recognized at some point in the future. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company has U.S. federal and state net operating loss carry forwards that, if not used, will expire on various dates between the years 2016 and 2031. The amount of U.S. net operating loss carryforwards that will expire if not utilized in 2016 is $18.3 million. The Company’s federal net operating loss carry forwards are subject to statutory limitations on the amount that can be utilized in any given year.

Historically, the Company has reinvested all foreign earnings in its foreign operations. The Company currently believes all undistributed foreign earnings will be indefinitely reinvested in its foreign operations.

The tax years 2001 through 2010 remain open to examination by the major tax jurisdictions to which the Company is subject.

NOTE 9—STOCKHOLDERS’ EQUITY

Common Stock

In February 2011, the Company issued 5.7 million shares of common stock in connection with the acquisition of the remaining interests in Front Line. See Note 3—Acquisitions for further discussion regarding this 2011 transaction. Also in February 2011, the Company issued 1.8 million shares of common stock pursuant to a subscription agreement with Liberty Media.

Redeemable Noncontrolling Interests

As a result of the Merger, the Company is subject to fair value put arrangements, some of which are currently redeemable and some of which are not currently redeemable, with respect to the common securities that represent the noncontrolling interests of certain non-wholly-owned Ticketmaster subsidiaries. Certain of these put arrangements are exercisable at fair value by the counterparty outside of the control of the Company, but are settled either in cash or stock at the discretion of the Company and are therefore classified as mezzanine equity. Accordingly, to the extent the fair value of these redeemable interests exceeds the value determined by normal noncontrolling interests accounting, the value of such interests is adjusted to fair value with a corresponding adjustment to additional paid-in capital. In instances where the put arrangements held by the noncontrolling interests are not currently redeemable, for increases in fair value, or reductions in fair value to the extent increases have been recognized previously, the Company accretes changes in fair value over the period from the date of issuance to the earliest redemption date of the individual securities. Accounting guidance prohibits the recognition of reductions in value below issuance date value, in this case the date of the Merger. In accordance with the FASB guidance for business combinations, the redeemable noncontrolling interests were recorded at their fair value as of the consummation of the Merger on January 25, 2010. The currently redeemable put arrangements held by the noncontrolling interests of certain subsidiaries of Ticketmaster had an estimated redemption fair value, and carrying value, of $0.8 million and $2.6 million as of March 31, 2011 and December 31, 2010, respectively.

In the first quarter of 2011, the Company acquired all of the noncontrolling interests in Front Line, a Ticketmaster subsidiary, all of which were not currently redeemable. Specifically, the Company repurchased 27,821 shares of Front Line common stock and 3,402 vested options. These instruments had a combined carrying value of $82.4 million at December 31, 2010. As part of the same transaction, although classified in other long-term liabilities on the consolidated balance sheet, the Company also acquired 15,376 shares of participating restricted Front Line common shares not currently redeemable that had a carrying value of $24.0 million at December 31, 2010. See Note 3 – Acquisitions for further discussion of this 2011 transaction.

The common stock of two subsidiaries of Front Line held by noncontrolling interests also includes put arrangements. The put arrangements do not have a determinable redemption date, but are considered to be currently redeemable based on the terms of redemption. The stock held by the noncontrolling interests had an estimated redemption fair value and carrying value of $22.5 million as of both March 31, 2011 and December 31, 2010.

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

The following table shows the reconciliation of the carrying amount of redeemable noncontrolling interests, total stockholders’ equity, stockholders’ equity attributable to Live Nation Entertainment, Inc. and stockholders’ equity attributable to noncontrolling interests:

	Redeemable Noncontrolling Interests	Live Nation Entertainment, Inc. Stockholders’ Equity	Noncontrolling Interests	Comprehensive Income (Loss)	Total Stockholders’ Equity
	(in thousands)	(in thousands)
Balances at December 31, 2010	$107,541	$1,364,416	$137,252	$-	$1,501,668
Non-cash compensation	-	6,480	-		6,480
Common shares issued for business acquisitions	-	57	-		57
Exercise of stock options	-	1,003	-		1,003
Sale of common shares	-	18,836	-		18,836
Acquisitions of noncontrolling interests	(75,946)	68,684	12,608		81,292
Sales of noncontrolling interests	-	-	(2,699)		(2,699)
Fair value of redeemable noncontrolling interests adjustments	1,574	(1,574)	-		(1,574)
Cash dividends	(4,554)	-	(1,366)		(1,366)
Other	2	(117)	(3)		(120)
Comprehensive income (loss):
Net loss	(5,311)	(48,460)	(571)	(49,031)	(49,031)
Unrealized loss on cash flow hedges	-	(44)	-	(44)	(44)
Other	-	(24)	-	(24)	(24)
Currency translation adjustment	-	45,515	-	45,515	45,515

Total comprehensive income				$(3,584)	(3,584)

Balances at March 31, 2011	$23,306	$1,454,772	$145,221		$1,599,993

The purchase of additional ownership in an already controlled subsidiary is recorded as an equity transaction with no gain or loss recognized in consolidated net income or comprehensive income. In the first quarter of 2011, we acquired the remaining equity interests in Front Line and Echo Music LLC. See Note 3—Acquisitions for further discussion regarding the Front Line acquisition. The following schedule reflects the change in ownership interest for these transactions.

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Net loss attributable to Live Nation Entertainment, Inc.	$(48,460)	$(122,213)

Transfers (to) from noncontrolling interests
Increase in Live Nation Entertainment, Inc.’s paid in capital for purchase of noncontrolling interests, net	68,684	-

Net transfers (to) from noncontrolling interests	68,684	-

Change from net loss attributable to Live Nation Entertainment, Inc. and transfers (to) from noncontrolling interests	$20,224	$(122,213)

Earnings per Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended March 31,
	2011	2010
	(in thousands, except for per share data)
Net loss attributable to Live Nation Entertainment, Inc.	$(48,460)	$(122,213)
Less loss from discontinued operations, net of tax	-	(303)

Net loss from continuing operations attributable to common stockholders	$(48,460)	$(121,910)

Weighted average common shares basic	176,293	146,301
Effect of dilutive securities:
Stock options, restricted stock and warrants	-	-
2.875% convertible senior notes	-	-

Diluted weighted average common shares	176,293	146,301

Diluted loss from continuing operations per common share	$(0.27)	$(0.83)

The calculation of diluted net loss per common share includes the effects of the assumed exercise of any outstanding stock options and warrants, the assumed vesting of shares of restricted stock awards and units and the assumed conversion of the 2.875% convertible senior notes where dilutive. The following table shows all potentially dilutive securities excluded from the calculation of diluted net loss per common share because such securities are anti-dilutive:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Options to purchase shares of common stock	20,085	21,317
Restricted stock awards and units - unvested	3,284	4,217
Warrants	500	500
Conversion shares related to 2.875% convertible senior notes	8,105	8,105

Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	31,974	34,139

NOTE 10—STOCK-BASED COMPENSATION

The following is a summary of stock-based compensation expense recorded by the Company during the respective periods:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Selling, general and administrative expenses	$30,472	$9,612
Corporate expenses	4,835	13,111

Total stock-based compensation expense from continuing operations	$35,307	$22,723

In the first quarter of 2011, the Company acquired the remaining equity interests of Front Line. As a result of this acquisition, the Company recorded $24.4 million of stock-based compensation in selling, general and administrative expenses. See Note 3—Acquisitions for further discussion regarding the 2011 acquisition of the remaining equity interests in Front Line.

In the first quarter of 2010, the Company accelerated and modified the vesting of 1.0 million shares of unvested outstanding stock-based equity awards granted to certain employees of Ticketmaster effective upon termination, all of which had been converted to Live Nation equity awards in the Merger. The Company also accelerated 1.1 million shares of unvested outstanding stock-based equity awards as a result of the Merger based on employment contract “change of control” provisions for certain employees. As a result of these accelerations, the Company recognized $13.5 million of stock-based compensation expense for the three months ended March 31, 2010. Of this amount, $8.3 million was recorded in corporate expenses and $5.2 million was recorded in selling, general and administrative expenses. There were no accelerations or other modifications of outstanding Live Nation stock-based equity awards in the first quarter of 2011.

As of March 31, 2011, there was $63.9 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements for stock options, restricted stock awards and restricted stock units. This cost is expected to be recognized over the next four years.

Azoff Trust Note

As part of the Merger, a note was issued to the Azoff Trust in exchange for shares of Ticketmaster’s series A convertible redeemable preferred stock held by the Azoff Trust. The note accrues interest equal to 3.0% of the outstanding principal balance and is payable in monthly installments of $0.8 million through October 1, 2013, subject to Mr. Azoff’s continued employment with the Company. For the three months ended March 31, 2011 and from the date of the Merger through March 31, 2010, the Company recorded $1.6 million and $1.1 million, respectively, related to this note as a component of corporate expenses.

NOTE 11—SEGMENT DATA

The Company’s reportable segments are Concerts, Ticketing, Artist Nation, eCommerce and Sponsorship.

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

	Concerts	Ticketing	Artist Nation	eCommerce	Sponsorship	Other	Corporate	Eliminations	Consolidated
	(in thousands)
Three Months Ended March 31, 2011
Revenue	$449,270	$296,337	$54,136	$29,447	$24,796	$799	$332	$(5,708)	$849,409
Direct operating expenses	366,154	139,884	34,881	4,807	6,195	-	711	(5,508)	547,124
Selling, general and administrative expenses	126,301	77,110	47,306	13,999	7,696	557	-	-	272,969
Depreciation and amortization	26,413	34,964	13,481	2,288	99	14	422	(200)	77,481
Loss (gain) on sale of operating assets	(12)	(15)	1,241	5	-	76	-	-	1,295
Corporate expenses	-	-	-	-	-	-	21,036	-	21,036
Acquisition transaction expenses	(4,854)	269	592	-	-	-	5,658	-	1,665

Operating income (loss)	$(64,732)	$44,125	$(43,365)	$8,348	$10,806	$152	$(27,495)	$-	$(72,161)

Intersegment revenue	$460	$3,703	$1,255	$290	$-	$-	$-	$-	$5,708
Capital expenditures	$3,675	$9,864	$481	$1,281	$12	$-	$2,927	$-	$18,240

Three Months Ended March 31, 2010
Revenue	$408,109	$209,126	$69,596	$18,084	$21,237	$940	$-	$(3,731)	$723,361
Direct operating expenses	327,776	102,657	49,324	2,250	6,134	-	346	(3,731)	484,756
Selling, general and administrative expenses	124,847	69,561	21,127	8,390	6,919	752	-	-	231,596
Depreciation and amortization	28,403	23,550	7,236	2,653	59	5	727	-	62,633
Loss (gain) on sale of operating assets	13	4,559	-	-	6	(7)	-	-	4,571
Corporate expenses	-	-	-	-	-	-	37,124	-	37,124
Acquisition transaction expenses	(16)	-	-	-	-	-	9,033	-	9,017

Operating income (loss)	$(72,914)	$8,799	$(8,091)	$4,791	$8,119	$190	$(47,230)	$-	$(106,336)

Intersegment revenue	$2,498	$-	$1,223	$-	$10	$-	$-	$-	$3,731
Capital expenditures	$3,799	$6,410	$4	$240	$2	$12	$1,496	$-	$11,963

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

With the completion of our merger with Ticketmaster in January of 2010, we believe that the combined company is well-positioned to better serve artists, teams, fans and venues as we drive innovation across our platform and strive to improve the ticket purchase experience. Our strategy is centered on expanding our presence in the world’s largest markets, leveraging our leadership position in live entertainment and eCommerce to sell more tickets and grow our revenue streams surrounding the ticket purchase and live event, while continuing to optimize our cost structure.

Our overall attendance in our Concerts segment was flat in the first quarter compared to last year. Concerts revenue grew compared to the prior year driven primarily by touring activity of key acts including Lady Gaga and U2; although overall arena touring activity was lower year-over-year causing AOI to be essentially flat. It is still early in the season for Concerts with the majority of the activity for the year coming in the summer months.

Increased ticket sales impacted our Ticketing segment primarily due to ticket volume increases from the Merger as the first quarter of 2010 excluded Ticketmaster sales that occurred prior to our merger date. Additional improvement came from other volume increases along with higher resell activity in 2011. We continue to execute on a variety of initiatives aimed at improving the ticket buying process and overall fan experience including increased conversion through interactive seat maps and expanding our digital distribution capabilities such as mobile and social media channels.

Our eCommerce segment generated growth primarily due to a higher percentage of tickets sold online and expansion of our eCommerce operations internationally. During the quarter, we continued to strategically enhance our online storefront and improve the functionality of our site. Our goal for this segment is to capture incremental upsell opportunities and strengthen our advertising capabilities in order to drive future growth.

Our Sponsorship segment continued to generate growth during the quarter due to new strategic sponsors along with the renewal and expansion of existing brands. We continued to leverage our extensive on-site and online reach, global venue distribution network, artist relationships and ticketing operations to secure long-term sponsorship agreements with major brands and continue to look for ways to expand these assets further.

Our Artist Nation segment’s AOI was essentially flat in the quarter due to timing of touring activity. We believe that many of our key artists will be on tour in 2011, but that the majority of the activity will be later in the year. Our artist management strategy centers on adding new artists to our roster, strengthening our management team by securing additional artist managers and actively pursuing strategic acquisitions to grow our international footprint.

We remain optimistic about the long-term future of the Company as we look to build on the value of our four main levers surrounding the live event—ticketing/eCommerce, artist management, sponsorship and onsite ancillary spend. We are also focused on expanding our presence in the world’s largest entertainment markets, while reducing our exposure to smaller, less profitable markets. We intend to leverage our fan database and use it to drive increased ticket sales through better marketing, increase our value to advertisers through better ad targeting and drive new revenue by providing insights on fan purchasing behaviors to our ticketing clients. We also intend to increase ticket sales by helping our clients more efficiently price and market live events and by expanding our digital distribution presence.

Our History

We were incorporated in Delaware on August 2, 2005 in preparation for the spin-off of substantially all of Clear Channel’s entertainment assets and liabilities. The Separation was completed on December 21, 2005, at which point we became a publicly traded company on the New York Stock Exchange trading under the symbol “LYV”.

Our Merger with Ticketmaster

On January 25, 2010, we completed our Merger with Ticketmaster. As part of the Merger, Ticketmaster stockholders received 1.4743728 shares of Live Nation common stock for each share of Ticketmaster common stock they owned. Effective on the date of the Merger, Ticketmaster became a wholly-owned subsidiary of Live Nation named Ticketmaster Entertainment LLC and Live Nation, Inc. changed its name to Live Nation Entertainment, Inc.; subsequently, in connection with certain financing transactions completed on May 6, 2010, Ticketmaster was merged into the Company and the separate corporate existence of Ticketmaster ceased.

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

eCommerce

Our eCommerce segment manages our online, or eCommerce, activities including enhancements to our websites, bundling product offerings and online advertising at our websites. Through our websites, we sell tickets to our own events as well as tickets for our ticketing services clients and disseminate event and related merchandise information online. This segment records a fee per ticket that is paid to it by the Ticketing segment on every ticket sold online via www.livenation.com and www.ticketmaster.com both domestically and internationally.

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

Consolidated Results of Operations

	Three Months Ended March 31,		% Change
	2011	2010
	(in thousands)
Revenue	$849,409	$723,361	17%
Operating expenses:
Direct operating expenses	547,124	484,756	13%
Selling, general and administrative expenses	272,969	231,596	18%
Depreciation and amortization	77,481	62,633	24%
Loss on sale of operating assets	1,295	4,571	(72)%
Corporate expenses	21,036	37,124	(43)%
Acquisition transaction expenses	1,665	9,017	(82)%

Operating loss	(72,161)	(106,336)	(32)%
Operating margin	(8.5)%	(14.7)%

Interest expense	29,317	26,561
Interest income	(527)	(643)
Equity in earnings of nonconsolidated affiliates	(994)	(547)
Other income, net	(673)	(1,068)

Loss from continuing operations before income taxes	(99,284)	(130,639)
Income tax benefit	(44,942)	(7,991)

Loss from continuing operations	(54,342)	(122,648)
Loss from discontinued operations, net of tax	-	(303)

Net loss	(54,342)	(122,951)
Net loss attributable to noncontrolling interests	(5,882)	(738)
Net loss attributable to Live

Nation Entertainment, Inc.	$(48,460)	$(122,213)

Key Operating Metrics

	Three Months Ended March 31,
	2011		2010
Concerts (1)
Estimated Events:
North America:
Owned and/or operated amphitheaters	19		22
Owned and/or operated all other	2,557		2,407
Other events (2)	491		610
International:
Owned and/or operated all other	1,008		1,108
Other events (2)	513		483

Total estimated events	4,588		4,630

Estimated Attendance (rounded):
North America:
Owned and/or operated amphitheaters	38,000		51,000
Owned and/or operated all other	1,558,000		1,473,000
Other events (2)	2,413,000		2,490,000
International:
Owned and/or operated all other	1,506,000		1,639,000
Other events (2)	1,447,000		1,322,000

Total estimated attendance	6,962,000		6,975,000

Ticketing (3)
Number of tickets sold (in thousands) :
Concerts	17,033	49%	12,090	50%
Sports	7,491	22%	4,744	20%
Arts & theater	4,746	14%	3,561	15%
Family	4,315	12%	2,764	11%
Other	1,060	3%	897	4%

	34,645	100%	24,056	100%

Gross value of tickets sold (in thousands):
Concerts	$1,118,419		$761,983
Sports	339,786		226,374
Arts & theater	330,238		238,710
Family	159,398		103,699
Other	42,611		21,456

	$1,990,452		$1,352,222

Sponsorship
Sponsorship revenue recognized (in thousands)	$24,796		$21,237
Estimated average sponsorship dollars per sponsor (rounded)	$81,000		$64,000

(1)	Events generally represent a single performance by an artist. Attendance generally represents the number of fans who were present at an event. Festivals are counted as one event in the quarter in which the festival begins but attendance is split over the days of the festival and can be split between quarters. Events and attendance metrics are estimated each quarter.
(2)	Other events listed above include events we promote in third-party venues.
(3)	The number and gross value of tickets sold includes primary tickets only. The tickets sold listed above for 2010 do not include 7.1 million tickets with a gross value of $405.0 million for the pre-Merger period.

Revenue

Our revenue increased $126.0 million, or 17%, during the three months ended March 31, 2011 as compared to the same period of the prior year. Excluding the increase of approximately $13.0 million related to the impact of changes in foreign exchange rates, revenue increased $113.0 million, or 16%. Overall increases in revenue were primarily due to increases in our Concerts and Ticketing segments of $41.2 million and $87.2 million, respectively, driven by incremental revenue of $77.3 million resulting from the Merger.

More detailed explanations of these changes are included in the applicable segment discussions below.

Direct operating expenses

Our direct operating expenses increased $62.4 million, or 13%, during the three months ended March 31, 2011 as compared to the same period of the prior year. Excluding the increase of approximately $8.6 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $53.8 million, or 11%. The overall increase in direct operating expenses was primarily due to increases in our Concerts and Ticketing segments of $38.4 million and $37.2 million, respectively, driven by incremental direct operating expenses of $34.1 million resulting from the Merger partially offset by a decrease in our Artist Nation segment of $14.4 million.

Direct operating expenses include artist fees, ticketing client royalties, show-related marketing and advertising expenses along with other costs.

More detailed explanations of these changes are included in the applicable segment discussions below.

Selling, general and administrative expenses

Our selling, general and administrative expenses increased $41.4 million, or 18%, during the three months ended March 31, 2011 as compared to the same period of the prior year. Excluding the increase of approximately $2.7 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $38.7 million, or 17%. Overall increases in selling, general and administrative expenses were primarily due to increases in our Ticketing, Artist Nation and eCommerce segments of $7.5 million, $26.2 million and $5.6 million, respectively, driven by incremental selling, general and administrative expenses of $26.8 million resulting from the Merger and $24.4 million related to the 2011 acquisition of the remaining interests in Front Line.

Selling, general and administrative expenses for the three months ended March 31, 2010 include $4.4 million of severance costs associated with the reorganization of our business units subsequent to the Merger and other acquisitions, primarily in the Ticketing segment.

More detailed explanations of these changes are included in the applicable segment discussions below.

Depreciation and amortization

Depreciation and amortization increased $14.8 million, or 24%, during the three months ended March 31, 2011 as compared to the same period of the prior year. Excluding the increase of approximately $0.4 million related to the impact of changes in foreign exchange rates, depreciation and amortization increased $14.4 million, or 23%. The overall increase in depreciation and amortization was primarily due to an increase in our Ticketing segment of $11.4 million.

More detailed explanations of these changes are included in the applicable segment discussions below.

Loss on sale of operating assets

The loss on sale of operating assets for the three months ended March 31, 2011 was $1.3 million primarily due to the $1.2 million loss resulting from the sale of an artist management company in the first quarter of 2011. The $4.6 million loss on sale of operating assets for the three months ended March 31, 2010 was primarily due to the $4.5 million loss resulting from our sale of Paciolan in the first quarter of 2010.

Corporate expenses

Corporate expenses decreased $16.1 million, or 43%, during the three months ended March 31, 2011 as compared to the same period of the prior year primarily due to $11.2 million in incremental non-cash compensation expense recorded in 2010 associated with equity awards exchanged or accelerated in connection with the Merger and $4.1 million of severance associated with the reorganization of our business units subsequent to the Merger in the first quarter of 2010.

Acquisition transaction expenses

Acquisition transaction expenses for the three months ended March 31, 2011 were $1.7 million primarily due to ongoing litigation costs relating to the Merger partially offset by changes in the fair value of acquisition-related contingent consideration. Acquisition transaction expenses for the three months ended March 31, 2010 were $9.0 million primarily due to the Merger.

Interest expense

Interest expense increased $2.8 million, or 10%, during the three months ended March 31, 2011, as compared to the same period of the prior year primarily due to higher debt balances from the debt obtained in the Merger.

Our debt balances and weighted average cost of debt, excluding unamortized debt discounts and premiums, were $1.754 billion and 6.0%, respectively, at March 31, 2011, and $1.552 billion and 6.8%, respectively, at March 31, 2010.

Income Taxes

We calculate interim effective tax rates in accordance with the FASB guidance for income taxes and apply the estimated annual effective tax rate to year-to-date pretax income (loss) at the end of each interim period to compute a year-to-date tax expense (or benefit). This guidance requires departure from the effective tax rate computations when losses incurred within tax jurisdictions cannot be carried back and future profits associated with operations in those tax jurisdictions cannot be assured beyond any reasonable doubt. Accordingly, we have calculated an expected annual effective tax rate of approximately 22% (as compared to 20% in the prior year), excluding significant, unusual or extraordinary items, for ordinary income associated with operations, which are principally outside of the United States, for which we currently expect to have annual taxable income. The increase in the expected annual effective tax rate is driven by an increase in non-deductible expenses in taxable foreign jurisdictions and the change in the composition of earnings in lower-taxed foreign jurisdictions. The effective tax rate has been applied to year-to-date earnings for those operations for which we currently expect to have taxable income. We have not recorded tax benefits associated with losses from operations for which future taxable income cannot be reasonably assured. As required by this guidance, we also include tax effects of significant, unusual or extraordinary items in income tax expense in the interim period in which they occur.

Net income tax benefit from continuing operations is $44.9 million for the three months ended March 31, 2011. The components of tax expense that contributed to the net tax benefit for the three months ended March 31, 2011 included income tax expense of $4.1 million based on the expected annual rate pertaining to income for the three months ended March 31, 2011, state and local taxes of $1.3 million, withholding taxes of $0.8 million, tax reserve accruals and settlements of uncertain tax positions of $0.2 million, federal tax benefit of $11.8 million attributable to the carryback of net operating losses related to Front Line and a discrete tax benefit of $39.5 million for reversal of valuation allowances recorded against U.S. federal and state deferred tax assets driven by deferred tax attributes relating to the acquisition of the remaining interest in Front Line.

Concerts Results of Operations

Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2011	2010
	(in thousands)
Revenue	$449,270	$408,109	10%
Direct operating expenses	366,154	327,776	12%
Selling, general and administrative expenses	126,301	124,847	1%
Depreciation and amortization	26,413	28,403	(7)%
Loss (gain) on sale of operating assets	(12)	13	*
Acquisition transaction expenses	(4,854)	(16)	*

Operating loss	$(64,732)	$(72,914)	11%

Operating margin	(14.4)%	(17.9)%

Adjusted operating loss **	$(41,250)	$(42,504)	3%

*	Percentages are not meaningful.
**	Adjusted operating income (loss) is discussed in more detail and reconciled to operating income (loss) below.

Three Months

Concerts revenue increased $41.2 million, or 10%, during the three months ended March 31, 2011 as compared to the same period of the prior year. Excluding the increase of $6.6 million related to the impact of changes in foreign exchange rates, revenue increased $34.6 million, or 8%, primarily due to touring activity in the first quarter of 2011 from artists such as U2 and Lady Gaga. Partially offsetting these increases was an overall decrease in events and attendance for arenas due to timing of shows primarily in Canada and Italy and theaters and clubs in the U.S., U.K. and Australia due to more selective booking.

Concerts direct operating expenses increased $38.4 million, or 12%, during the three months ended March 31, 2011 as compared to the same period of the prior year. Excluding the increase of $5.7 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $32.7 million, or 10%, primarily due to higher expenses associated with arena touring activity partially offset by lower expenses associated with the decreased number of events for arenas, theaters and clubs.

Concerts acquisition transaction expenses decreased by $4.8 million during the three months ended March 31, 2011 as compared to the same period of the prior year primarily due to changes in the fair value of acquisition-related contingent consideration.

The decreased operating loss for Concerts was primarily related to some improvement in operating results and due to changes in the fair value of acquisition-related contingent consideration.

Ticketing Results of Operations

Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2011	2010
	(in thousands)
Revenue	$296,337	$209,126	42%
Direct operating expenses	139,884	102,657	36%
Selling, general and administrative expenses	77,110	69,561	11%
Depreciation and amortization	34,964	23,550	48%
Loss (gain) on sale of operating assets	(15)	4,559	*
Acquisition transaction expenses	269	-	*

Operating income	$44,125	$8,799	*

Operating margin	14.9%	4.2%

Adjusted operating income **	$80,573	46,421	74%

*	Percentages are not meaningful.
**	Adjusted operating income (loss) is discussed in more detail and reconciled to operating income (loss) below.

Three Months

Ticketing revenue increased $87.2 million, or 42%, during the three months ended March 31, 2011 as compared to the same period of the prior year. Excluding the increase of $5.6 million related to the impact of changes in foreign exchange rates, revenue increased $81.6 million, or 39%, primarily due to incremental revenue of $80.1 million resulting from the Merger and the acquisitions of Ticketnet in November 2010 and TGLP in January 2011 along with increased ticket sales in Turkey, Australia and New Zealand, improved North America resale results driven by strong NFL sales and activity for the Olympics in London partially offset by a reduction of $3.7 million relating to our divestiture of Paciolan in March 2010. Revenue related to ticketing service charges for our events where we control ticketing is deferred and recognized as the event occurs.

Ticketing direct operating expenses increased $37.2 million, or 36%, during the three months ended March 31, 2011 as compared to the same period of the prior year. Excluding the increase of $2.3 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $34.9 million, or 34%, primarily due to incremental direct operating expenses of $36.2 million resulting from the Merger and the acquisitions noted above partially offset by a reduction of $1.7 million relating to our Paciolan divestiture.

Ticketing selling, general and administrative expenses increased $7.5 million, or 11%, during the three months ended March 31, 2011 as compared to the same period of the prior year. Excluding the increase of $1.8 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $5.7 million, or 8%, primarily due to incremental selling, general and administrative expenses of $23.2 million resulting from the Merger and our acquisitions noted above partially offset by severance costs and non-cash compensation expense associated with the reorganization of our business units in the first quarter of 2010 subsequent to the Merger and a reduction of $1.1 million relating to our Paciolan divestiture.

Ticketing depreciation and amortization increased $11.4 million, or 48%, during the three months ended March 31, 2011 as compared to the same period of the prior year primarily due to incremental depreciation and amortization of $7.3 million resulting from the Merger and the acquisitions noted above along with increased amortization resulting from the addition of definite-lived intangible assets from the Merger partially offset by a reduction of $0.9 million relating to our Paciolan divestiture.

Ticketing loss on sale of operating assets of $4.6 million during the three months ended March 31, 2010 is primarily due to the sale of Paciolan in March 2010.

The increase in operating income for Ticketing was primarily due to the addition of the Ticketmaster ticketing operations for the full period (2010 only includes these operations after the January 25 Merger date), increased ticket sales for both primary and resale along with earnings from the Olympics in London, partially offset by the 2010 divestiture of Paciolan.

Artist Nation Results of Operations

Our Artist Nation segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2011	2010
	(in thousands)
Revenue	$54,136	$69,596	(22)%
Direct operating expenses	34,881	49,324	(29)%
Selling, general and administrative expenses	47,306	21,127	*
Depreciation and amortization	13,481	7,236	86%
Loss on sale of operating assets	1,241	-	*
Acquisition transaction expenses	592	-	*

Operating loss	$(43,365)	$(8,091)	*

Operating margin	(80.1)%	(11.6)%

Adjusted operating income (loss) **	$(827)	927	*

*	Percentages are not meaningful.
**	Adjusted operating income (loss) is discussed in more detail and reconciled to operating income (loss) below.

Three Months

Artist Nation revenue decreased $15.5 million, or 22%, during the three months ended March 31, 2011 as compared to the same period of the prior year primarily due to a decline in sales of tour merchandise primarily driven by the timing of large tours along with reduced retail merchandise sales, partially offset by incremental revenue of $6.5 million resulting from our Merger and the acquisitions of SME in September 2010 and Gellman in October 2010.

Artist Nation direct operating expenses decreased $14.4 million, or 29%, during the three months ended March 31, 2011 as compared to the same period of the prior year primarily due to a decline in merchandise expense driven by reduced artist tours and retail sales partially offset by incremental direct operating expenses of $4.0 million resulting from our Merger and the acquisitions noted above.

Artist Nation selling, general and administrative expenses increased $26.2 million during the three months ended March 31, 2011 as compared to the same period of the prior year primarily due to incremental costs of $24.4 million related to the first quarter 2011 acquisition of the remaining interest in Front Line.

Artist Nation depreciation and amortization increased $6.2 million, or 86%, during the three months ended March 31, 2011 as compared to the same period of the prior year primarily due to incremental depreciation and amortization expense of $2.8 million resulting from our Merger and additional expense from subsequent acquisitions.

Artist Nation loss on sale of operating assets of $1.2 million during the three months ended March 31, 2011 is primarily due to the sale of an artist management company in January 2011.

The increased operating loss for Artist Nation was driven by costs incurred for the acquisition of the remaining interest in Front Line along with the decline in merchandise sales.

eCommerce Results of Operations

Our eCommerce segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2011	2010
	(in thousands)
Revenue	$29,447	$18,084	63%
Direct operating expenses	4,807	2,250	*
Selling, general and administrative expenses	13,999	8,390	67%
Depreciation and amortization	2,288	2,653	(14)%
Loss on sale of operating assets	5	-	*

Operating income	$8,348	$4,791	74%

Operating margin	28.3%	26.5%

Adjusted operating income **	$10,694	7,736	38%

*	Percentages are not meaningful.
**	Adjusted operating income (loss) is discussed in more detail and reconciled to operating income (loss) below.

Three Months

eCommerce revenue increased $11.4 million, or 63%, during the three months ended March 31, 2011 as compared to the same period of the prior year primarily due to strong domestic online ticket sales resulting in higher license fees along with an expansion of our eCommerce operations internationally, whereby eCommerce is now paid a fee for international online ticket sales in 2011, and incremental revenue of $5.4 million resulting from our Merger.

eCommerce direct operating expenses increased $2.6 million during the three months ended March 31, 2011 as compared to the same period of the prior year primarily due to an expansion of our eCommerce operations internationally.

eCommerce selling, general and administrative expenses increased $5.6 million, or 67%, during the three months ended March 31, 2011 as compared to the same period of the prior year primarily due to an expansion of our eCommerce operations internationally along with incremental selling, general and administrative expenses of $3.0 million due to our Merger.

The increased operating income for eCommerce was primarily a result of the expansion of our eCommerce operations internationally, higher license fees driven by strong domestic online ticket sales and a full quarter of results related to our Merger.

Sponsorship Results of Operations

Our Sponsorship segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2011	2010
	(in thousands)
Revenue	$24,796	$21,237	17%
Direct operating expenses	6,195	6,134	1%
Selling, general and administrative expenses	7,696	6,919	11%
Depreciation and amortization	99	59	68%
Loss on sale of operating assets	-	6	*

Operating income	$10,806	$8,119	33%

Operating margin	43.6%	38.2%

Adjusted operating income **	$11,053	8,625	28%

*	Percentages are not meaningful.
**	Adjusted operating income (loss) is discussed in more detail and reconciled to operating income (loss) below.

Three Months

Sponsorship revenue increased $3.6 million, or 17%, and operating income increased $2.7 million, or 33%, during the three months ended March 31, 2011 as compared to the same period of the prior year primarily due to higher average dollars per sponsor driven by new sponsorship relationships and renewal or expansion of prior arrangements.

Reconciliation of Segment Operating Income (Loss)

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Concerts	$(64,732)	$(72,914)
Ticketing	44,125	8,799
Artist Nation	(43,365)	(8,091)
eCommerce	8,348	4,791
Sponsorship	10,806	8,119
Other	152	190
Corporate	(27,495)	(47,230)

Consolidated operating loss	$(72,161)	$(106,336)

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

The following table sets forth the computation of adjusted operating income (loss):

	Adjusted operating income (loss)	Non-cash and stock- based compensation expense	Loss (gain) on sale of operating assets	Depreciation and amortization	Acquisition expenses	Operating income (loss)
	(in thousands)
Three Months Ended March 31, 2011
Concerts	$(41,250)	$1,661	$(12)	$26,413	$(4,580)	$(64,732)
Ticketing	80,573	1,386	(15)	34,964	113	44,125
Artist Nation	(827)	27,224	1,241	13,481	592	(43,365)
eCommerce	10,694	53	5	2,288	-	8,348
Sponsorship	11,053	148	-	99	-	10,806
Other and eliminations	42	-	76	(186)	-	152
Corporate	(15,229)	4,835	-	422	7,009	(27,495)

Total	$45,056	$35,307	$1,295	$77,481	$3,134	$(72,161)

Three Months Ended March 31, 2010
Concerts	$(42,504)	$1,999	$13	$28,403	$(5)	$(72,914)
Ticketing	46,421	5,854	4,559	23,550	3,659	8,799
Artist Nation	927	1,595	-	7,236	187	(8,091)
eCommerce	7,736	48	-	2,653	244	4,791
Sponsorship	8,625	116	6	59	325	8,119
Other and eliminations	188	-	(7)	5	-	190
Corporate	(19,188)	13,111	-	727	14,204	(47,230)

Total	$2,205	$22,723	$4,571	$62,633	$18,614	$(106,336)

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

Our balance sheet reflects cash and cash equivalents of $987.2 million at March 31, 2011 and $892.8 million at December 31, 2010. Included in the March 31, 2011 and December 31, 2010 cash and cash equivalents balance is $441.1 million and $384.5 million, respectively, of funds representing amounts equal to the face value of tickets sold on behalf of clients and the clients’ share of convenience and order processing charges, or client funds. The Company does not utilize client funds for its own financing or investing activities as the amounts are payable to clients. Our balance sheet reflects current and long-term debt of $1.732 billion at March 31, 2011 and December 31, 2010. Our weighted-average cost of debt, excluding the debt discounts on our term loan and convertible notes and the debt premium on our 10.75% senior notes, was 6.0% at March 31, 2011.

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

The lenders under our revolving loans and counterparties to our interest rate hedge agreements consist of banks and other third-party financial institutions. While we currently have no indications or expectations that such lenders and counterparties will be unable to fund their commitments as required, we can provide no assurances that future funding availability will not be impacted by adverse conditions in the financial markets. Should an individual lender default on its obligations, the remaining lenders would not be required to fund the shortfall, resulting in a reduction in the total amount available to us for future borrowings, but would remain obligated to fund their own commitments. Should any counterparty to our interest rate hedge agreements default on its obligations, we could experience higher interest rate volatility during the period of any such default.

For our Concerts segment, we generally receive cash related to ticket revenue at our owned and/or operated venues in advance of the event, which is recorded in deferred revenue until the event occurs. With the exception of some upfront costs and artist deposits, which are recorded in prepaid expenses until the event occurs, we pay the majority of event-related expenses at or after the event.

We view our available cash as cash and cash equivalents, less ticketing-related client funds, less event-related deferred revenue, less accrued expenses due to artists and for cash collected on behalf of others for ticket sales, plus event-related prepaids. This is essentially our cash available to, among other things, repay debt balances, make acquisitions and finance capital expenditures.

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

Sources of Cash

Liberty Media Subscription Agreement

In February 2011, we entered into a subscription agreement with Liberty Media and sold 1.8 million shares of our common stock to Liberty Media for $18.8 million. We also agreed to sell an additional 5.5 million shares of our common stock to Liberty Media for $57.7 million, subject to receipt of approval of our stockholders and other customary closing conditions.

May 2010 Senior Secured Credit Facility

In May 2010, we replaced our existing senior secured credit facilities, including the Ticketmaster senior secured credit facility, by entering into a credit agreement dated as of May 6, 2010 that provides for $1.2 billion in credit facilities. This senior secured credit facility consists of (i) a $100 million term loan A with a maturity of five and one-half years, (ii) an $800 million term loan B with a maturity of six and one-half years and (iii) a $300 million revolving credit facility with a maturity of five years. In addition, subject to certain conditions, we have the right to increase such term loan facilities by up to $300 million in the aggregate. The five-year revolving credit facility provides for borrowings up to the amount of the facility with sublimits of up to (i) $150 million to be available for the issuance of letters of credit, (ii) $50 million to be available for swingline loans and (iii) $100 million to be available for borrowings in foreign currencies. The senior secured credit facility is secured by a first priority lien on substantially all of our domestic wholly-owned subsidiaries and on 65% of the capital stock of our wholly-owned foreign subsidiaries.

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

Borrowings on the May 2010 senior secured credit facility were primarily used to repay the borrowings under ours and Ticketmaster’s then existing credit facilities, convert existing preferred stock of one of our subsidiaries into the right to receive a cash payment and settle this obligation, pay related fees and expenses and for general corporate purposes. During the three months ended March 31, 2011, we made principal payments totaling $3.3 million on these term loans. At March 31, 2011, the outstanding balances on the term loans, net of discount was $883.6 million. There were no borrowings under the revolving credit facility as of March 31, 2011. Based on our letters of credit of $48.9 million, $251.1 million was available for future borrowings.

8.125% Senior Notes

In May 2010, we issued $250 million of 8.125% senior notes due 2018. Interest on the notes is payable semi-annually in cash in arrears on May 15 and November 15 of each year, beginning on November 15, 2010, and the notes will mature on May 15, 2018. We may redeem some or all of the notes at any time prior to May 15, 2014 at a price equal to 100% of the principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium using a discount rate equal to the Treasury Rate plus 50 basis points. We may also redeem up to 35% of the notes from the proceeds of certain equity offerings prior to May 15, 2013, at a price equal to 108.125% of their principal amount, plus any accrued and unpaid interest. In addition, on or after May 15, 2014, we may redeem some or all of the notes at any time at redemption prices that start at 104.063% of their principal amount. We must also offer to redeem the notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to the repurchase date, if we experience certain kinds of changes of control. Borrowings on the 8.125% senior notes were primarily used to partially repay the borrowings under ours and Ticketmaster’s then existing credit facilities.

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

As of March 31, 2011, we believe we were in compliance with all of our debt covenants. We expect to remain in compliance with all of our debt covenants throughout 2011.

Guarantees of Third-Party Obligations

As of March 31, 2011 and December 31, 2010, we guaranteed the debt of third parties of approximately $3.3 million and $3.2 million, respectively, primarily related to maximum credit limits on employee and tour-related credit cards and guarantees of bank lines of credit of a nonconsolidated affiliate and a third-party promoter.

Uses of Cash

Acquisitions

When we make acquisitions, the acquired entity may have cash on its balance sheet at the time of acquisition. All amounts discussed in this section are presented net of any cash acquired. During the three months ended March 31, 2011, we used $7.3 million in cash primarily for the January 2011 acquisition in our Ticketing segment of TGLP and the March 2011 acquisitions in our Artist Nation segment of 50% interests in two artist management companies in the U.K.

Capital Expenditures

Venue operations and ticketing services operations are capital intensive businesses, requiring continual investment in our existing venues and ticketing system in order to address audience and artist expectations, technological industry advances and various federal, state and/or local regulations.

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

Our capital expenditures, including accruals but excluding expenditures funded by outside parties such as insurance companies and landlords, consisted of the following:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Maintenance capital expenditures	$11,034	$7,297
Revenue generating capital expenditures	7,206	4,666

Total capital expenditures	$18,240	$11,963

Maintenance capital expenditures during the first three months of 2011 increased from the same period of the prior year primarily due to expenditures relating to the integration of our financial systems and offices as a result of the Merger.

Revenue generating capital expenditures during the first three months of 2011 increased from the same period of the prior year primarily related to the rearchitecture of our ticketing system and website enhancements.

We currently expect capital expenditures to be approximately $115 million for the full year 2011.

Cash Flows

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Cash provided by (used in):
Operating activities	$127,768	$89,501
Investing activities	$(24,192)	$577,770
Financing activities	$(45,370)	$(59,075)

Operating Activities

Cash provided by operations was $127.8 million for the three months ended March 31, 2011, compared to $89.5 million for the three months ended March 31, 2010. The $38.3 million increase resulted primarily from the increase in the cash-related portion of net income partially offset by net changes in the event-related operating accounts which are dependent on the timing of ticket sales along with the size and number of events for upcoming periods. During the first three months of 2011, we collected less accounts receivable partially offset by lower payments of prepaid event-related expenses and higher accrued event-related expenses as compared to the same period in the prior year. Also offsetting the increase in cash provided by operations was $22.2 million in payments related to the 2011 acquisition of certain of the remaining equity interests in Front Line classified as liabilities.

Investing Activities

Cash used in investing activities was $24.2 million for the three months ended March 31, 2011, compared to cash provided by investing activities of $577.8 million for the three months ended March 31, 2010. The $602.0 million decrease is primarily due to $576.5 million of cash acquired in the Merger in 2010 along with a reduction in proceeds from the disposal of operating assets thereby reducing proceeds received from such sales.

Financing Activities

Cash used in financing activities was $45.4 million for the three months ended March 31, 2011, compared to $59.1 million for the three months ended March 31, 2010. The $13.7 million decrease was primarily a result of higher net paydowns in 2010 on the outstanding revolver and term loan debt acquired in the Merger as compared to the paydowns in 2011 on the new term loans as well as proceeds received in 2011 from the sale of common stock in connection with the subscription agreement with Liberty Media. These decreases were partially offset by the change in net cash used for purchases of noncontrolling interests which was primarily related to the 2011 acquisition of the remaining equity interests in Front Line.

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

Foreign Currency Risk

We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported operating income of $22.9 million for the three months ended March 31, 2011. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the three months ended March 31, 2011 by $2.3 million. As of March 31, 2011, our primary foreign exchange exposure included the Euro, British Pound and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities.

We primarily use forward currency contracts in addition to options to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. In certain limited instances, we also enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on short-term intercompany loans payable to certain international subsidiaries and on forecasted operating income. At March 31, 2011, we had forward currency contracts outstanding with a notional amount of $163.5 million.

Interest Rate Risk

Our market risk is also affected by changes in interest rates. We had $1.732 billion total debt, net of unamortized discounts and premiums, outstanding as of March 31, 2011. Of the total amount, taking into consideration existing interest rate hedges, we have $934.3 million of fixed-rate debt and $797.9 million of floating-rate debt.

Based on the amount of our floating-rate debt as of March 31, 2011, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $2.0 million when the floor rate is not applicable. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of March 31, 2011 with no subsequent change in rates for the remainder of the period.

At March 31, 2011, we have one interest rate cap agreement that is designated as a cash flow hedge for accounting purposes. The interest rate cap had a notional amount of $95.0 million at March 31, 2011, to limit our cash flow exposure to an interest rate of 4% per annum. This agreement expires on June 30, 2013. The fair value of this agreement at March 31, 2011 was an asset of $0.1 million. This agreement was put in place to reduce the variability of a portion of the cash flows from the interest payments related to the May 2010 senior secured credit facility. The terms of the May 2010 senior secured credit facility require one or more interest rate protection agreements, with an effect of fixing or limiting the interest costs, for at least 50% of the consolidated total funded debt at the closing date for at least three years. Upon the execution of this interest rate cap agreement, the existing interest rate protection agreements fully met this requirement.

Through our AMG subsidiary, we have two interest rate swap agreements with a $31.4 million aggregate notional amount that effectively convert a portion of our floating-rate debt to a fixed-rate basis. Both agreements expire in December 2015. Also, in connection with the financing of the redevelopment of the O2 Dublin, we have an interest rate swap agreement with a notional amount of $14.9 million that expires in December 2013 effectively converting a portion of our floating-rate debt to a fixed-rate basis. These interest rate swap agreements have not been designated as hedging instruments. Therefore, any change in fair value is recorded in earnings during the period of the change.

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

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is as follows:

Three Months Ended March 31,		Year Ended December 31,
2011	2010	2010	2009	2008	2007
*	*	*	*	*	*

*	For the three months ended March 31, 2011 and 2010, fixed charges exceeded earnings from continuing operations before income taxes and fixed charges by $100.3 million and $131.2 million, respectively. For the years ended December 31, 2010, 2009, 2008 and 2007, fixed charges exceeded earnings from continuing operations before income taxes and fixed charges by $193.6 million, $116.5 million, $358.6 million and $45.8 million, respectively.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued guidance on multiple-deliverable revenue arrangements which requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. This guidance eliminates the use of the residual method of allocation and requires allocation using the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. We adopted this guidance on January 1, 2011 and are applying it prospectively. The adoption of this guidance did not have a material effect on our financial position or results of operations.

In December 2010, the FASB issued guidance on disclosure of supplementary pro forma information for business combinations which amends and requires additional pro forma disclosure requirements for material business combinations on an individual or aggregate basis including pro forma revenue and earnings of the combined entity as if the acquisition date(s) had occurred as of the beginning of the comparable prior annual reporting period. This guidance also expands the supplemental pro forma disclosure requirements to include a description of the nature and amount of any material non-recurring adjustments that are directly attributable to the business combination. We adopted this guidance and are applying it prospectively to business combinations with an acquisition date on or after January 1, 2011.

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

Management believes that the accounting estimates involved in the allowance for doubtful accounts, impairment of long-lived assets and goodwill, revenue recognition, litigation accruals, stock-based compensation and accounting for income taxes are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. These critical accounting estimates, the judgments and assumptions and the effect if actual results differ from these assumptions are described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K filed with the SEC on February 28, 2011.

There have been no changes to our critical accounting policies during the three months ended March 31, 2011.

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

Based on their evaluation as of March 31, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

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

In April 2010, CTS filed a request for arbitration with the International Court of Arbitration of the International Chamber of Commerce, or ICC, pursuant to the CTS Agreement. In its request for arbitration, CTS asserts, among other things, that (i) the terms of the CTS Agreement, including the North America per ticket license fee, European exclusivity obligations and United Kingdom distribution obligations described above, apply to tickets sold and distributed by Ticketmaster, (ii) Ticketmaster’s sales and distribution of tickets following the completion of the Merger have resulted in various breaches of Live Nation Worldwide’s obligations under the CTS Agreement, (iii) Live Nation has failed to allocate the proper number of tickets to CTS’s system in the United Kingdom and (iv) the Merger and our subsequent actions have breached the implied covenant of good faith and fair dealing. In its request for arbitration, CTS seeks relief in the form of a declaration that Live Nation and Live Nation Worldwide are in breach of the CTS Agreement and the implied covenant of good faith and fair dealing, specific performance of Live Nation Worldwide’s obligations under the CTS Agreement, and unspecified damages resulting from such breaches. In March 2011, CTS provided further specifications on its claims and purported damages, including a claim for royalties that would have been paid over the contemplated 10-year term of the CTS Agreement and on Ticketmaster-controlled tickets (as well as tickets controlled by Live Nation Worldwide or any of certain of its subsidiaries).

In May 2010, we responded to CTS’s request for arbitration and filed counterclaims asserting that CTS breached the CTS Agreement by failing to provide ticketing platforms that met the standard required by the CTS Agreement for the North American and European markets. We are seeking relief primarily in the form of damages and a declaration that we validly terminated the CTS Agreement based on CTS’s material breaches. We deny that CTS is entitled to collect damages for royalties that would have been paid over the full 10-year term of the CTS Agreement or on Ticketmaster-controlled tickets. The matter has been assigned to an arbitrator and a hearing has been scheduled to commence in July 2011. While it is reasonably possible that a loss related to this matter could be incurred by us in a future period, we do not believe that a loss is probable of occurring at this time. Considerable uncertainty remains regarding the validity of the claims and damages asserted against us. As a result, we are currently unable to estimate the possible loss or range of loss for this matter. We intend to vigorously defend the action.

Live Concert Antitrust Litigation

We were a defendant in a lawsuit filed by Malinda Heerwagen in June 2002 in U.S. District Court. The plaintiff, on behalf of a putative class consisting of certain concert ticket purchasers, alleged that anti-competitive practices for concert promotion services by us nationwide caused artificially high ticket prices. In August 2003, the District Court ruled in our favor, denying the plaintiff’s class certification motion. The plaintiff appealed to the U.S. Court of Appeals. In January 2006, the Court of Appeals affirmed, and the plaintiff then dismissed her action that same month. Subsequently, twenty-two putative class actions were filed by different named plaintiffs in various U.S. District Courts throughout the country, making claims substantially similar to those made in the Heerwagen action, except that the geographic markets alleged are regional, statewide or more local in nature, and the members of the putative classes are limited to individuals who purchased tickets to concerts in the relevant geographic markets alleged. The plaintiffs seek unspecified compensatory, punitive and treble damages, declaratory and injunctive relief and costs of suit, including attorneys’ fees. We have filed our answers in some of these actions and have denied liability. In April 2006, granting our motion, the Judicial Panel on Multidistrict Litigation transferred these actions to the U.S. District Court for the Central District of California for coordinated pre-trial proceedings. In June 2007, the District Court conducted a hearing on the plaintiffs’ motion for class certification, and also that month the Court entered an order to stay all proceedings pending the Court’s ruling on class certification. In October 2007, the Court granted the plaintiffs’ motion and certified classes in the Chicago, New England, New York/New Jersey, Colorado and

Southern California regional markets. In November 2007, the Court extended its stay of all proceedings pending further developments in the U.S. Court of Appeals for the Ninth Circuit. In February 2008, we filed with the District Court a Motion for Reconsideration of its October 2007 class certification order. In October 2010, the District Court denied our Motion for Reconsideration and lifted the stay of all proceedings. In February 2011, we filed with the District Court a Motion for Partial Summary Judgment Regarding Statute of Limitations. In April 2011, the District Court granted our Motion for Partial Summary Judgment. While it is reasonably possible that a loss related to this matter could be incurred by us in a future period, we do not believe that a loss is probable of occurring at this time. Considerable uncertainty remains regarding the validity of the claims and damages asserted against us. As a result, we are currently unable to estimate the possible loss or range of loss for this matter. We intend to vigorously defend all claims in all of the actions.

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

In December 2010, the parties entered into a binding term sheet that provides for the settlement of the litigation and the resolution of all claims set forth therein. In April 2011, the parties entered into a long form agreement memorializing their settlement. The settlement remains subject to preliminary and final approval by the Court. The plaintiffs are currently expected to file a motion for preliminary settlement approval in May 2011. Ticketmaster and its parent, Live Nation, have not acknowledged any violations of law or liability in connection with the matter, but have agreed to the settlement in order to eliminate the uncertainties and expense of further protracted litigation. Pursuant to the terms of the settlement, among other things, Ticketmaster will pay the fees of the claims administrator as well as the plaintiffs’ attorneys’ fees and certain costs that are approved by the Court and subject to a set maximum, and class members who meet certain conditions will be entitled to receive from Ticketmaster a cash payment and/or discounts off one or more future ticket purchases. The individual and aggregate values of each option are subject to set maximums. Ticketmaster will also make certain changes to disclosures on our website. As of March 31, 2011, we have accrued $21.2 million, our best estimate of the probable costs associated with this settlement. This liability includes an estimated redemption rate. Any difference between our estimated redemption rate and the actual redemption rate we experience will impact the final settlement amount; however, we do not expect this difference to be material.

Canadian Consumer Class Action Litigation Relating to TicketsNow

In February 2009, five putative consumer class action complaints were filed in various provinces of Canada against TicketsNow, Ticketmaster, Ticketmaster Canada Ltd. and Premium Inventory, Inc. All of the cases allege essentially the same set of facts and causes of action. Each plaintiff purports to represent a class consisting of all persons who purchased a ticket from Ticketmaster, Ticketmaster Canada Ltd. or TicketsNow from February 2007 to present and alleges that

Ticketmaster conspired to divert a large number of tickets for resale through the TicketsNow website at prices higher than face value. The plaintiffs characterize these actions as being in violation of Ontario’s Ticket Speculation Act, the Amusement Act of Manitoba, the Amusement Act of Alberta or the Quebec Consumer Protection Act. The Ontario case contains the additional allegation that Ticketmaster and TicketsNow’s service fees run afoul of anti-scalping laws. Each lawsuit seeks compensatory and punitive damages on behalf of the class. While it is reasonably possible that a loss related to this matter could be incurred by us in a future period, we do not believe that a loss is probable of occurring at this time. Considerable uncertainty remains regarding the validity of the claims and damages asserted against us. As a result, we are currently unable to estimate the possible loss or range of loss for this matter. We intend to vigorously defend all claims in all of the actions.

United States Consumer Class Action Litigation Relating to TicketsNow

From February through June 2009, eleven purported class action lawsuits asserting causes of action under various state consumer protection laws were filed against Ticketmaster and TicketsNow in U.S. District Courts in California, New Jersey, Minnesota, Pennsylvania and North Carolina. The lawsuits allege that Ticketmaster and TicketsNow unlawfully deceived consumers by, among other things, selling large quantities of tickets to TicketsNow’s ticket brokers, either prior to or at the time that tickets for an event go on sale, thereby forcing consumers to purchase tickets at significantly marked-up prices on TicketsNow.com instead of Ticketmaster.com. The plaintiffs further claim violation of the consumer protection laws by Ticketmaster’s alleged “redirecting” of consumers from Ticketmaster.com to TicketsNow.com, thereby engaging in false advertising and an unfair business practice by deceiving consumers into inadvertently purchasing tickets from TicketsNow for amounts greater than face value. The plaintiffs claim that Ticketmaster has been unjustly enriched by this conduct and seek compensatory damages, a refund to every class member of the difference between tickets’ face value and the amount paid to TicketsNow, an injunction preventing Ticketmaster from engaging in further unfair business practices with TicketsNow and attorney fees and costs. In July 2009, all of the cases were consolidated and transferred to the U.S. District Court for the Central District of California. The plaintiffs filed their consolidated class action complaint in September 2009, to which Ticketmaster filed its answer the following month. In July 2010, Ticketmaster filed its Motion for Summary Judgment. In April 2011, the parties filed a Stipulation wherein they stated that they have agreed on all material terms of a proposed settlement. As of March 31, 2011, we have accrued $2.1 million, our best estimate of the probable costs associated with this settlement. This liability includes an estimated redemption rate. Any difference between our estimated redemption rate and the actual redemption rate we experience will impact the final settlement amount; however, we do not expect this difference to be material.

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

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our 2010 Annual Report on Form 10-K filed with the SEC on February 28, 2011, describes some of the risks and uncertainties associated with our business which have the potential to materially affect our business, financial condition or results of operations. We do not believe that there have been any material changes to the risk factors previously disclosed in our 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

All disclosures required by this Item for the quarter have been previously reported on a Current Report on Form 8-K filed on February 7, 2011.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

			Incorporated by Reference					Filed Here with
Exhibit No.		Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By
2.1		Agreement and Plan of Merger, dated February 10, 2009, between Ticketmaster Entertainment, Inc. and Live Nation, Inc.	8-K	001-32601	2.1	2/13/2009	Live Nation Entertainment, Inc.
10.1	§	Stock Purchase Agreement, dated as of February 4, 2011, by and among Live Nation Entertainment, Inc., FLMG Holdings Corp., Irving Azoff, the Azoff Family Trust of 1997, dated May 27, 1997, as amended, Madison Square Garden, L.P., LNE Holdings, LLC, and Front Line Management Group, Inc.	8-K	001-32601	10.1	2/7/2011	Live Nation Entertainment, Inc.
10.2		Subscription Agreement, dated as of February 4, 2011, by and between Liberty Media Corporation and Live Nation Entertainment, Inc.	8-K	001-32601	10.2	2/7/2011	Live Nation Entertainment, Inc.
10.3		First Supplemental Indenture, entered into as of February 14, 2011, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I attached thereto, Career Artist Management LLC, and The Bank of New York Mellon Trust Company, N.A., as trustee.						X
10.4		Seventh Supplemental Indenture, entered into as of February 14, 2011, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I attached thereto, Career Artist Management LLC, and The Bank of New York Mellon Trust Company, N.A., as trustee.						X
31.1		Certification of Chief Executive Officer.						X
31.2		Certification of Chief Financial Officer.						X
32.1		Section 1350 Certification of Chief Executive Officer.						X
32.2		Section 1350 Certification of Chief Financial Officer.						X
101.INS	*	XBRL Instance Document						X
101.SCH	*	XBRL Taxonomy Schema Document						X
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document						X
101.LAB	*	XBRL Taxonomy Label Linkbase Document						X
101.PRE	*	XBRL Taxonomy Presentation Linkbase Document						X

§	Management contract or compensatory plan or arrangement.
*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 5, 2011.

LIVE NATION ENTERTAINMENT, INC.

By:	/S/ BRIAN CAPO
Brian Capo
Chief Accounting Officer

EXHIBIT INDEX

			Incorporated by Reference					Filed Here with
Exhibit No.		Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By
2.1		Agreement and Plan of Merger, dated February 10, 2009, between Ticketmaster Entertainment, Inc. and Live Nation, Inc.	8-K	001-32601	2.1	2/13/2009	Live Nation Entertainment, Inc.
10.1	§	Stock Purchase Agreement, dated as of February 4, 2011, by and among Live Nation Entertainment, Inc., FLMG Holdings Corp., Irving Azoff, the Azoff Family Trust of 1997, dated May 27, 1997, as amended, Madison Square Garden, L.P., LNE Holdings, LLC, and Front Line Management Group, Inc.	8-K	001-32601	10.1	2/7/2011	Live Nation Entertainment, Inc.
10.2		Subscription Agreement, dated as of February 4, 2011, by and between Liberty Media Corporation and Live Nation Entertainment, Inc.	8-K	001-32601	10.2	2/7/2011	Live Nation Entertainment, Inc.
10.3		First Supplemental Indenture, entered into as of February 14, 2011, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I attached thereto, Career Artist Management LLC, and The Bank of New York Mellon Trust Company, N.A., as trustee.						X
10.4		Seventh Supplemental Indenture, entered into as of February 14, 2011, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I attached thereto, Career Artist Management LLC, and The Bank of New York Mellon Trust Company, N.A., as trustee.						X
31.1		Certification of Chief Executive Officer.						X
31.2		Certification of Chief Financial Officer.						X
32.1		Section 1350 Certification of Chief Executive Officer.						X
32.2		Section 1350 Certification of Chief Financial Officer.						X
101.INS	*	XBRL Instance Document						X
101.SCH	*	XBRL Taxonomy Schema Document						X
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document						X
101.LAB	*	XBRL Taxonomy Label Linkbase Document						X
101.PRE	*	XBRL Taxonomy Presentation Linkbase Document						X

§	Management contract or compensatory plan or arrangement.
*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.