Form 10-Q
period 2011-06-30
Live Nation Entertainment, Inc.
filed 2011-08-08
CIK 1335258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011,

or

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

On August 4, 2011, there were 189,152,758 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 3,027,901 shares of unvested restricted stock awards and excluding 599,070 shares held in treasury.

LIVE NATION ENTERTAINMENT, INC.

LIVE NATION ENTERTAINMENT, INC.

GLOSSARY OF KEY TERMS

AEG	Anschutz Entertainment Group
AMG	Academy Music Holdings Limited Group
AOI	Adjusted operating income (loss)
Azoff Trust	The Azoff Family Trust of 1997, of which Irving Azoff is co-Trustee
Clear Channel	Clear Channel Communications, Inc.
Comcast	Comcast-Spectacor, L.P.
Company	Live Nation Entertainment, Inc. and subsidiaries
CTS	CTS Eventim AG
DOJ	United States Department of Justice
FASB	Financial Accounting Standards Board
FLMG	FLMG Holdings Corp., a wholly-owned subsidiary of Live Nation
Front Line	Front Line Management Group, Inc.
GAAP	United States Generally Accepted Accounting Principles
IAC	IAC/InterActiveCorp
Liberty Media	Liberty Media Corporation
Live Nation	Live Nation Entertainment, Inc., formerly known as Live Nation, Inc., and subsidiaries
LN—Haymon	LN—Haymon Ventures, LLC
Merger	Merger between Live Nation, Inc. and Ticketmaster Entertainment, Inc. announced in February 2009 and consummated in January 2010
Merger Agreement	Agreement and Plan of Merger, dated February 10, 2009 and consummated on January 25, 2010, between Live Nation, Inc. and Ticketmaster Entertainment, Inc.
MSG	Madison Square Garden, L.P.
OCI	Other comprehensive income (loss)
Paciolan	Paciolan, Inc.
SEC	United States Securities and Exchange Commission
Separation	The contribution and transfer by Clear Channel of substantially all of its entertainment assets and liabilities to Live Nation
Serviticket	Serviticket, S.A.
SME	Sports Marketing and Entertainment, Inc.
Spincos	Collective referral to Ticketmaster and other companies spun off from IAC on August 20, 2008
TGLP	Ticketmaster Group Limited Partnership
Ticketmaster

For periods prior to May 6, 2010, Ticketmaster means Ticketmaster Entertainment LLC and its predecessor companies (including without limitation Ticketmaster Entertainment, Inc.); for periods on and after May 6, 2010, Ticketmaster means the Ticketmaster ticketing business of the Company

Ticketnet	Ticketnet S.A.
TicketsNow	TNow Entertainment Group, Inc.
Vector	Vector Management LLC and Vector West LLC

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(unaudited)	(audited)
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$1,003,960	$892,758
Accounts receivable, less allowance of $10,839 as of June 30, 2011 and $10,898 as of December 31, 2010	487,843	329,947
Prepaid expenses	494,099	348,309
Other current assets	49,589	32,483

Total current assets	2,035,491	1,603,497
Property, plant and equipment
Land, buildings and improvements	861,792	850,124
Computer equipment and capitalized software	237,494	218,294
Furniture and other equipment	169,041	168,508
Construction in progress	47,453	24,528

	1,315,780	1,261,454
Less accumulated depreciation	580,901	524,390

	734,879	737,064
Intangible assets
Definite-lived intangible assets, net	947,655	997,268
Indefinite-lived intangible assets	377,974	375,214
Goodwill	1,260,759	1,226,416
Investments in nonconsolidated affiliates	45,769	30,077
Other long-term assets	249,701	226,024

Total assets	$5,652,228	$5,195,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, client accounts	$491,369	$462,301
Accounts payable	133,645	76,876
Accrued expenses	581,154	498,864
Deferred revenue	641,322	335,539
Current portion of long-term debt	57,648	54,150
Other current liabilities	32,481	46,491

Total current liabilities	1,937,619	1,474,221

Long-term debt, net	1,675,294	1,677,714
Long-term deferred income taxes	187,402	219,143
Other long-term liabilities	162,801	215,273
Commitments and contingent liabilities (Note 6)

Redeemable noncontrolling interests	-	107,541

Stockholders’ equity
Common stock	1,867	1,724
Additional paid-in capital	2,224,861	2,053,233
Accumulated deficit	(697,378)	(662,175)
Cost of shares held in treasury	(5,381)	(6,122)
Accumulated other comprehensive income (loss)	32,240	(22,244)

Total Live Nation Entertainment, Inc. stockholders’ equity	1,556,209	1,364,416
Noncontrolling interests	132,903	137,252

Total stockholders’ equity	1,689,112	1,501,668

Total liabilities and stockholders’ equity	$5,652,228	$5,195,560

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands except share and per share data)
Revenue	$1,558,882	$1,266,735	$2,408,291	$1,990,096
Operating expenses:
Direct operating expenses	1,138,151	896,283	1,685,275	1,381,039
Selling, general and administrative expenses	266,795	252,899	539,764	484,495
Depreciation and amortization	76,927	64,308	154,408	126,941
Loss (gain) on sale of operating assets	(660)	(637)	635	3,934
Corporate expenses	24,590	21,882	45,626	59,006
Acquisition transaction expenses	706	6,394	2,371	15,411

Operating income (loss)	52,373	25,606	(19,788)	(80,730)

Interest expense	30,845	29,932	60,074	56,493
Loss on extinguishment of debt	-	21,172	-	21,172
Interest income	(1,298)	(791)	(1,825)	(1,434)
Equity in earnings of nonconsolidated affiliates	(1,778)	(1,708)	(2,772)	(2,255)
Other expense (income), net	1,331	(565)	746	(1,633)

Income (loss) from continuing operations before income taxes	23,273	(22,434)	(76,011)	(153,073)
Income tax expense (benefit)	6,659	8,408	(38,283)	417

Income (loss) from continuing operations	16,614	(30,842)	(37,728)	(153,490)
Loss from discontinued operations, net of tax	-	(377)	-	(680)

Net income (loss)	16,614	(31,219)	(37,728)	(154,170)
Net income (loss) attributable to noncontrolling interests	3,357	1,568	(2,525)	830

Net income (loss) attributable to Live Nation Entertainment, Inc.	$13,257	$(32,787)	$(35,203)	$(155,000)

Basic net income (loss) per common share attributable to common stockholders:
Income (loss) from continuing operations attributable to Live Nation Entertainment, Inc.	$0.07	$(0.19)	$(0.20)	$(0.98)
Loss from discontinued operations attributable to Live Nation Entertainment, Inc.	-	-	-	-

Net income (loss) attributable to Live Nation Entertainment, Inc.	$0.07	$(0.19)	$(0.20)	$(0.98)

Diluted net income (loss) per common share attributable to common stockholders:
Income (loss) from continuing operations attributable to Live Nation Entertainment, Inc.	$0.07	$(0.19)	$(0.20)	$(0.98)
Loss from discontinued operations attributable to Live Nation Entertainment, Inc.	-	-	-	-

Net income (loss) attributable to Live Nation Entertainment, Inc.	$0.07	$(0.19)	$(0.20)	$(0.98)

Weighted average common shares outstanding:
Basic	180,818,826	170,007,727	178,568,320	158,219,805
Diluted	182,790,095	170,007,727	178,568,320	158,219,805

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Net income (loss)	$16,614	$(31,219)	$(37,728)	$(154,170)
Other comprehensive income (loss), net of tax:
Realized gain on cash flow hedges	-	3,806	-	6,974
Unrealized loss (gain) on cash flow hedges	(93)	769	(137)	(225)
Change in funded status of defined benefit pension plan	(8)	-	(32)	-
Foreign currency translation adjustments	9,138	(25,416)	54,653	(71,826)

Comprehensive income (loss)	25,651	(52,060)	16,756	(219,247)
Comprehensive income (loss) attributable to noncontrolling interests	3,357	1,568	(2,525)	830

Comprehensive income (loss) attributable to Live Nation Entertainment, Inc.	$22,294	$(53,628)	$19,281	$(220,077)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2011	2010
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,728)	$(154,170)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	58,935	60,696
Amortization	95,473	66,245
Deferred income tax benefit	(35,444)	(3,423)
Amortization of debt issuance costs	2,906	1,826
Amortization of debt discount/premium, net	3,507	3,524
Provision for uncollectible accounts receivable and advances	1,653	15,189
Non-cash loss on extinguishment of debt	-	8,272
Non-cash compensation expense	32,192	32,798
Unrealized changes in fair value of contingent consideration	(8,908)	4,555
Loss on sale of operating assets	635	4,614
Equity in earnings of nonconsolidated affiliates	(2,772)	(2,255)
Other, net	1,251	-
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(148,233)	(63,659)
Increase in prepaid expenses	(138,161)	(238,446)
Increase in other assets	(55,756)	(47,098)
Increase in accounts payable, accrued expenses and other liabilities	69,903	17,644
Increase in deferred revenue	293,212	461,967

Net cash provided by operating activities	132,665	168,279

CASH FLOWS FROM INVESTING ACTIVITIES
Collections (advances) of notes receivable	(626)	638
Distributions from nonconsolidated affiliates	7,481	964
Investments made in nonconsolidated affiliates	(5,926)	-
Purchases of property, plant and equipment	(44,651)	(30,082)
Proceeds from disposal of operating assets, net of cash divested	7,163	20,753
Cash paid for acquisitions, net of cash acquired	(19,904)	566,144
Purchases of intangible assets	(103)	(1,363)
Other, net	(525)	297

Net cash provided by (used in) investing activities	(57,091)	557,351

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of issuance costs	(756)	1,318,637
Payments on long-term debt	(15,081)	(1,182,507)
Redemption of preferred stock	-	(40,000)
Contributions from noncontrolling interests	-	13
Distributions to and purchases/sales of noncontrolling interests	(59,999)	(8,198)
Proceeds from exercise of stock options	3,082	4,254
Proceeds from sale of common stock	76,492	-
Equity issuance costs	-	(357)
Purchases of common stock	-	(1,567)
Payments for deferred and contingent consideration	(13,807)	(11,109)

Net cash provided by (used in) financing activities	(10,069)	79,166
Effect of exchange rate changes on cash and cash equivalents	45,697	(41,823)

Net increase in cash and cash equivalents	111,202	762,973
Cash and cash equivalents at beginning of period	892,758	236,955

Cash and cash equivalents at end of period	$1,003,960	$999,928

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

The Company has reclassified all periods presented to conform to the current period presentation. Certain of the line items for the three and six months ended June 30, 2010 have been recast from the amounts that were previously reported in the Company’s Form 10-Q for the period ending June 30, 2010. These recast amounts relate to purchase accounting adjustments and, pursuant to the FASB guidance, are required to be reflected in the period of the respective business combinations. Specifically, they relate to a non-cash gain on the settlement of a pre-existing relationship with LN—Haymon, an acquisition that occurred in the second quarter of 2010, that was identified in the third quarter of 2010, and purchase accounting adjustments relating to the Merger, which occurred in the first quarter of 2010, that were identified in the subsequent quarters of 2010.

The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K filed with the SEC on February 28, 2011.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

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

Recently Issued Pronouncements

In May 2011, the FASB issued guidance that improves comparability of fair value measurements presented and disclosed in financial statements. This guidance clarifies the application of existing fair value measurement requirements including (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s stockholders’ equity, and (3) quantitative information required for fair value measurements categorized within Level 3. It also provides guidance on measuring the fair value of financial instruments managed within a portfolio, and application of premiums and discounts in a fair value measurement. Lastly, it requires additional disclosure for Level 3 measurements regarding the sensitivity of the fair value to changes in unobservable inputs and any interrelationships between those inputs. The amendments in this guidance are to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011. The Company will adopt this guidance on January 1, 2012 and does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

In June 2011, the FASB issued guidance which revises the manner in which entities present comprehensive income in their financial statements. The new guidance eliminates the presentation option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or in two separate, but consecutive, statements. This guidance does not change the items that must be reported in other comprehensive income, however, it does require the entity to present on the face of the financial statements reclassification adjustments for the items that are reclassified from OCI to net income in the financial statements where the components of net income and OCI are presented. This guidance is effective for interim and annual periods beginning after December 15, 2011. Early adoption of the new guidance is permitted and full retrospective application is required. The Company will adopt this guidance on January 1, 2012.

NOTE 2—LONG-LIVED ASSETS

Definite-lived Intangible Assets

The Company has definite-lived intangible assets which are amortized over the shorter of either the respective lives of the agreements or the period of time the assets are expected to contribute to the Company’s future cash flows. The amortization is recognized on either a straight-line or units of production basis. The following table presents the gross carrying amount and accumulated amortization of definite-lived intangible assets as of June 30, 2011 and December 31, 2010:

	Balance as of December 31, 2010	Acquisitions	Divestitures	Amortization Expense	Foreign Currency and Other	Balance as of June 30, 2011
	(in thousands)
Revenue-generating contracts:
Gross carrying amount	$482,588	$34,919	$(263)	$-	$24,898	$542,142
Accumulated amortization	(112,575)	-	263	(29,392)	(1,874)	(143,578)

Net	370,013	34,919	-	(29,392)	23,024	398,564

Non-compete agreements:
Gross carrying amount	175,740	(5,178)	(100)	-	361	170,823
Accumulated amortization	(68,833)	-	61	(13,333)	961	(81,144)

Net	106,907	(5,178)	(39)	(13,333)	1,322	89,679

Venue management and leaseholds:
Gross carrying amount	115,225	3,828	-	-	437	119,490
Accumulated amortization	(30,878)	-	-	(5,550)	1,044	(35,384)

Net	84,347	3,828	-	(5,550)	1,481	84,106

Trademarks and naming rights:
Gross carrying amount	23,998	91	-	-	489	24,578
Accumulated amortization	(9,522)	-	-	(4,131)	(263)	(13,916)

Net	14,476	91	-	(4,131)	226	10,662

Client/vendor relationships:
Gross carrying amount	365,344	(10,174)	(4,299)	-	(16,509)	334,362
Accumulated amortization	(30,314)	-	361	(19,317)	1,347	(47,923)

Net	335,030	(10,174)	(3,938)	(19,317)	(15,162)	286,439

Technology:
Gross carrying amount	95,102	768	-	-	1,557	97,427
Accumulated amortization	(11,797)	-	-	(9,519)	(395)	(21,711)

Net	83,305	768	-	(9,519)	1,162	75,716

Other:
Gross carrying amount	6,429	12	-	-	28	6,469
Accumulated amortization	(3,239)	-	-	(730)	(11)	(3,980)

Net	3,190	12	-	(730)	17	2,489

Total:
Gross carrying amount	1,264,426	24,266	(4,662)	-	11,261	1,295,291
Accumulated amortization	(267,158)	-	685	(81,972)	809	(347,636)

Net	$997,268	$24,266	$(3,977)	$(81,972)	$12,070	$947,655

During 2011, the Company recorded definite-lived intangible assets totaling $24.3 million, primarily related to revenue-generating contracts. Additions primarily related to the January 2011 acquisition of TGLP, a primary ticketing business in the Washington D.C. metro area and the April 2011 acquisition of Serviticket, a Spanish ticketing company.

The 2011 additions to definite-lived intangible assets have weighted average lives as follows:

Weighted Average Life (years)

Revenue-generating contracts	9
Non-compete agreements	2
Venue management and leaseholds	6
Trademarks and naming rights	5
Technology	10
Other	1
Combined	9

During 2011, the Company recorded a divestiture of $4.4 million relating to the sale of an artist management company.

Amortization expense from definite-lived intangible assets for the three months ended June 30, 2011 and 2010 was $41.0 million and $31.0 million, respectively, and amortization expense for the six months ended June 30, 2011 and 2010 was $82.0 million and $61.5 million, respectively. The increase in amortization expense is primarily driven by the additional definite-lived intangible assets obtained in the Merger, the acquisition of the remaining 49% interest in, and control of, LN—Haymon in April 2010 and the acquisitions of Ticketnet and Serviticket.

For the three months ended June 30, 2011 and 2010, the Company recorded amortization expense related to nonrecoupable ticketing contract advances of $6.0 million and $3.6 million, respectively, and for the six months ended June 30, 2011 and 2010, recorded $13.5 million and $4.7 million, respectively.

As acquisitions and dispositions occur in the future and the valuation of intangible assets for recent acquisitions are completed, amortization expense may vary.

Goodwill

The following table presents the changes in the carrying amount of goodwill in each of the Company’s segments for the six months ended June 30, 2011:

	Concerts	Ticketing	Artist Nation	eCommerce	Sponsorship	Other	Total
	(in thousands)
Balance as of December 31, 2010:
Goodwill	$375,487	$557,856	$267,992	$214,927	$80,056	$13,037	$1,509,355
Accumulated impairment losses	(269,902)	-	-	-	-	(13,037)	(282,939)

Net	105,585	557,856	267,992	214,927	80,056	-	1,226,416

Acquisitions—current year	-	10,715	-	-	-	-	10,715
Acquisitions—prior year	2	3,612	(7,592)	-	-	-	(3,978)
Dispositions	-	-	(147)	-	-	-	(147)
Foreign currency	11,202	4,654	-	-	11,897	-	27,753

Balance as of June 30, 2011:
Goodwill	386,691	576,837	260,253	214,927	91,953	13,037	1,543,698
Accumulated impairment losses	(269,902)	-	-	-	-	(13,037)	(282,939)

Net	$116,789	$576,837	$260,253	$214,927	$91,953	$-	$1,260,759

Included in the current year acquisitions above is $10.7 million related to the acquisition of Serviticket.

Included in the prior year acquisitions above are reductions primarily due to a tax valuation adjustment relating to the Merger offset by an addition of $3.6 million related to Ticketnet.

The Company is in the process of finalizing its acquisition accounting for recent acquisitions which could result in a change to the associated purchase price allocations, including goodwill.

Long-lived Asset Disposals

In January 2011, the Company sold its 50% controlling interest in an artist management company. In May 2011, the Company completed the sale of the Selma amphitheater in San Antonio. In connection with the Merger, the Company reached an agreement with the DOJ that Ticketmaster would divest its Paciolan ticketing business and, in March 2010, the Company completed this sale to Comcast.

The table below summarizes the asset and liability values at the time of disposal and the resulting loss or gain recorded.

Divested Asset	Segment	Gain (Loss) on Sale	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
	(in thousands)
2011 Divestitures
Selma amphitheather	Concerts	$809	$-	$3,194	$-	$-
Artist management company	Artist Nation	$(1,241)	$(70)	$4,140	$128	$-

2010 Divestitures
Paciolan	Ticketing	$(5,218)	$8,357	$33,492	$7,595	$6,364

Certain agreements relating to disposals of businesses provide for future contingent consideration based on the financial performance of the businesses sold. The Company will record additional amounts related to such contingent consideration, with a corresponding adjustment to gain (loss) on sale of operating assets, if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent considerations, if performance targets are met, would not significantly impact the results of operations of the Company. The last contingency period for which the Company has an outstanding contingent consideration is for the year ended December 31, 2013.

NOTE 3—ACQUISITIONS

During 2011, the Company completed its acquisitions of Serviticket, TGLP and LN Ontario Concerts LP. These acquisitions were accounted for as business combinations under the acquisition method of accounting and were not considered significant on an individual basis or in the aggregate.

Ticketmaster

In January 2010, the Company completed the merger of Ticketmaster with and into a wholly-owned subsidiary of Live Nation pursuant to the Merger Agreement. The following unaudited pro forma information presents the consolidated results of Live Nation and Ticketmaster for the three and six months ended June 30, 2010, with adjustments to give effect to pro forma events that are directly attributable to the Merger and have a continuing impact, as well as to exclude the impact of pro forma events that are directly attributable to the Merger and are one-time in nature. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods or the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results of the combined company after the Merger. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the Merger. The unaudited pro forma information also does not include any integration costs, dis-synergies or transaction costs that the companies may incur related to the Merger as part of combining the operations of the companies.

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2009, are as follows:

	For the Three Months Ended June 30, 2010	For the Six Months Ended June 30, 2010
	(in thousands)
Unaudited pro forma consolidated results:
Revenue	$1,247,777	$2,021,496
Loss from continuing operations	$(24,534)	$(114,874)
Net loss attributable to Live Nation Entertainment, Inc.	$(26,479)	$(115,432)

The Company has incurred a total of $61.6 million of acquisition transaction expenses to date relating to the Merger, of which $4.0 million and $1.5 million are included in the results of operations for the three months ended June 30, 2011 and

2010, respectively, and $9.7 million and $10.5 million are included in the results of operations for the six months ended June 30, 2011 and 2010, respectively.

In connection with the Merger, the Company has incurred a total of $13.7 million of severance costs to date, of which $0.9 million, $2.8 million, ($0.2) million and $0.5 million were recorded as a component of selling, general and administrative expenses for the three months ended June 30, 2010 in its Artist Nation, Ticketing, Sponsorship and eCommerce segments, respectively, and $0.6 million is recorded as a component of corporate expenses. For the six months ended June 30, 2010, the Company recorded $1.1 million, $6.5 million, $0.1 million and $0.7 million as a component of selling, general and administrative expenses in its Artist Nation, Ticketing, Sponsorship and eCommerce segments, respectively, and $4.7 million as a component of corporate expenses. The Company did not incur additional severance costs in the first six months of 2011, and does not expect to incur additional significant severance costs in future periods directly as a result of the Merger.

Front Line

In the first quarter of 2011, the Company acquired all of the remaining equity interests of Front Line that it did not previously own in a series of transactions. As a result of these transactions, the Company is able to further simplify its operating structure and it expects to achieve future savings through reduced cash taxes, noncontrolling interest distributions and other synergies.

Under the terms of the stock purchase agreement, the Company purchased all restricted and unrestricted shares of common stock of Front Line held by Irving Azoff and the Azoff Trust (collectively the “Azoff Sellers”), purchased all in-the-money options for common stock of Front Line held by the Azoff Sellers and purchased all shares of common stock of Front Line held by MSG. The Company also paid an amount equal to the 2010 dividend paid by Front Line to the Azoff Sellers and MSG, pro rated for the period from January 1, 2011 through the closing date, and paid Mr. Azoff a contractually-owed tax gross-up associated with his restricted Front Line common stock and dividend. In total, under the stock purchase agreement, the Company paid $56.3 million in cash and $18.6 million in newly-issued shares of Live Nation common stock to the Azoff Sellers and $0.2 million in cash and $41.0 million in newly issued shares of Live Nation common stock to MSG. These shares were valued using the closing price of the Company’s stock on the date of the transaction. Of the total shares of Live Nation stock issued, the Azoff Sellers received 1.8 million shares of common stock and MSG received 3.9 million shares of common stock.

As part of individual redemption agreements, the Company also purchased the remaining smaller holdings of outstanding Front Line restricted shares of common stock from other individuals for a total of $12.8 million in cash.

The shares purchased under all of these agreements had redemption features and, previous to these repurchases, the Azoff Sellers’ and MSG’s common shares and the Azoff Sellers’ options were classified as redeemable noncontrolling interests and all of the remaining shares were classified as liabilities. All of these instruments were carried at their fair values and amounts paid as part of these agreements were recorded in the income statement to the extent they were in excess of the amount recorded on the balance sheet, with the exception of the unrestricted shares of common stock held by the Azoff Sellers and MSG which were accounted for as the acquisition of noncontrolling interests and any difference between the carrying value and settlement value was recorded in additional paid-in capital. Tax gross-up amounts paid were recorded in the income statement to the extent the amount paid exceeded the amount already accrued. As a result of the repurchases, the Company recorded $24.4 million in selling, general and administrative expenses in the first quarter of 2011, which is classified as stock-based compensation. Further, cash flows from financing activities reflects a $47.9 million use of cash as a result of these transactions and cash flows from operating activities reflects a $21.4 million use of cash. Total non-cash consideration was $59.6 million and is not included in the statement of cash flows.

NOTE 4—DERIVATIVE INSTRUMENTS

The Company primarily uses forward currency contracts in addition to options to reduce its exposure to foreign currency risk associated with short-term artist fee commitments. The Company also enters into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At June 30, 2011 and December 31, 2010, the Company had forward currency contracts outstanding with notional amounts of $111.8 million and $85.7 million, respectively. These forward currency contracts have not been designated as hedging instruments. Any change in fair value is reported in earnings during the period of the change. The Company’s foreign currency derivative activity, including the related fair values, are not material to any period presented.

Additionally, the Company has entered into certain interest rate swaps and cap agreements, related to portions of the Company’s outstanding debt, some of which have been designated as cash flow hedges. At June 30, 2011 and December 31,

2010, the Company had interest rate swaps and cap agreements outstanding with notional amounts of $142.1 million and $141.4 million, respectively. In May 2010, in conjunction with its debt extinguishment, the Company settled three interest rate swap agreements, one of which was designated as a cash flow hedge, that were associated with the term loans under the Company’s December 2005 senior secured credit facility. The Company recognized expense of $4.5 million for the settlement of the interest rate swap agreements as a component of loss on extinguishment of debt. Excluding the debt extinguishment settlements, the Company’s interest rate swaps and caps activity, including the related fair values, are not material to any period presented.

The Company’s 2.875% convertible senior notes issued in July 2007 include certain provisions which are bifurcated from the notes and accounted for as derivative instruments. At the date of issuance and as of June 30, 2011 and December 31, 2010, the fair value of these provisions was considered to be de minimis.

The Company does not enter into derivative instruments for speculation or trading purposes and does not anticipate any significant recognition of derivative activity through the income statement in the future related to the instruments currently held. See Note 5—Fair Value Measurements for further discussion and disclosure of the fair values for the Company’s derivative instruments.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis, as of June 30, 2011 and December 31, 2010, which are classified as cash and cash equivalents, other current assets, other long-term assets, other current liabilities and other long-term liabilities:

	Fair Value Measurements at June 30, 2011				Fair Value Measurements at December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)				(in thousands)
Assets:
Cash equivalents	$30,000	$-	$-	$30,000	$5,000	$-	$-	$5,000
Forward currency contracts	-	7	-	7	-	6	-	6
Interest rate cap	-	30	-	30	-	167	-	167
Investments in rabbi trusts	-	-	-	-	3,576	-	-	3,576
Stock options	-	-	1,927	1,927	-	-	278	278

Total	$30,000	$37	$1,927	$31,964	$8,576	$173	$278	$9,027

Liabilities:
Interest rate swaps	$-	$2,500	$-	$2,500	$-	$2,119	$-	$2,119
Forward currency contracts	-	2,129	-	2,129	-	2,769	-	2,769
Contingent consideration	-	-	7,558	7,558	-	-	17,894	17,894
Other current liabilities	-	-	-	-	3,576	-	-	3,576

Total	$-	$4,629	$7,558	$12,187	$3,576	$4,888	$17,894	$26,358

Cash equivalents consist of money market funds. Fair values for cash equivalents are based on quoted prices in an active market. Fair values for forward currency contracts are based on observable market transactions of spot and forward rates. Investments in rabbi trusts include exchange-traded equity securities and mutual funds. Fair values for these investments are based on quoted prices in active markets. Fair values for the interest rate swaps and the interest rate cap are based on inputs corroborated by observable market data with similar tenors. Other current liabilities represent deferred compensation obligations to employees under a certain benefit plan. The liabilities related to this plan are adjusted based on changes in the fair value of the underlying employee-directed investments and therefore are classified consistent with the investments. In December 2010, the Company terminated this plan and all related assets were distributed to employees in 2011.

The Company has certain contingent consideration obligations for those acquisitions that occurred after December 31, 2008, which are measured at fair value using Level 3 inputs. The amounts due to the sellers are based on the achievement of agreed-upon financial performance metrics by the acquired companies where the contingent obligation is either earned or not earned. The Company records the liability at the time of the acquisition based on management’s best estimates of the future results of the acquired companies compared to the agreed-upon metrics. The most significant estimate involved in the measurement process is the projection of future results of the acquired companies. The Company uses an implied probability method, which is based on one set of projections as its best estimate of future results of the acquired companies and, as a result, the Company does not develop a range of outcomes. By comparing these estimates to the agreed-upon metrics, the Company estimates the amount, if any, anticipated to be paid to the seller at a future date. For obligations payable at a date greater than twelve months from the acquisition date, the Company applies a discount rate to present value the estimated obligations. The discount rate is intended to reflect the risks of ownership, time-value of money and the associated risks of realizing the stream of projected cash flows. Subsequent to the date of acquisition, the Company updates the original valuation to reflect current projections of future results of the acquired companies and the passage of time. Accretion of and changes in the valuations of contingent consideration are reported in acquisition transaction expenses. During the three and six months ended June 30, 2011, the Company recognized declines of $4.3 million and $8.9 million, respectively, for its contingent consideration obligations which were primarily driven by a reduction in earnings from certain artist relationships and the timing of a key artist tour. See Note 6—Commitments and Contingent Liabilities for additional information related to the contingent payments.

The Company has stock options in a company that was not publicly-traded at June 30, 2011 which are measured at fair value using Level 3 inputs. The stock options were received as consideration in connection with a licensing agreement entered into by a subsidiary of the Company and became fully vested in the second quarter of 2011. The Company has recorded an asset for these options which was valued using a Black-Scholes option pricing model. The Company utilized information from the most recently available public filing of the company at the valuation date for assumptions with respect to share price, volatility and dividend yield inputs and utilized the remaining contractual period of the options as the expected term input and a risk-free rate consistent with that expected term. The Company has recorded revenue based on the valuation of the options as of the measurement date, which was the vesting date. The changes in the valuation after the measurement date are recorded in other expense (income), net.

The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities for the six months ended June 30, 2011:

	Stock Options	Contingent Consideration
	(in thousands)
Balance as of December 31, 2010	$278	$(17,894)
Total gains and losses (realized/unrealized) :
Included in earnings (or changes in net assets)	1,649	8,908
Purchases	-	1,428

Balance as of June 30, 2011	$1,927	$(7,558)

The amount of total gains and losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2011	$1,649	$9,047

Due to the short maturity, the carrying amounts of accounts receivable, accounts payable and accrued expenses approximated their fair values at June 30, 2011 and December 31, 2010.

The Company’s outstanding debt held by third-party financial institutions is carried at cost, adjusted for premiums or discounts. The Company’s debt is not publicly-traded and, for the Company’s debt that accrues interest at a variable rate, the carrying amounts typically approximate their fair value. The estimated fair values of the 8.125% senior notes, the 10.75% senior notes and the 2.875% convertible senior notes were $253.4 million, $312.8 million and $207.6 million at June 30, 2011, respectively. The estimated fair values of the 8.125% senior notes, the 10.75% senior notes and the 2.875% convertible senior notes were $252.0 million, $311.4 million and $195.8 million at December 31, 2010, respectively. The estimated fair value of the Company’s third-party fixed-rate debt is based on third-party quotes, which are considered to be Level 2 inputs. The Company has fixed rate debt held by noncontrolling interest partners of $26.6 million and $29.5 million at June 30, 2011 and December 31, 2010, respectively. The Company is unable to determine the fair value of this debt.

There were no significant non-recurring fair value measurements recorded for the three and six months ended June 30, 2011 or 2010.

NOTE 6—COMMITMENTS AND CONTINGENT LIABILITIES

The Company has leases that contain contingent payment requirements for which payments vary depending on revenue, tickets sold or other variables.

Certain agreements relating to acquisitions that occurred prior to the adoption in January 2009 of the new FASB guidance for business combinations provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired companies. The Company will accrue additional amounts related to such contingent payments, with a corresponding adjustment to goodwill, if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent payments, if performance targets are met, would not significantly impact the financial position of the Company. The last contingency period for which the Company has an outstanding contingent earn-out payment is for the period ending December 2017.

The Company has certain contingent obligations related to acquisitions made after the adoption in January 2009 of the FASB guidance for business combinations of various artist management companies and concert promotion companies. In accordance with the current guidance for business combinations, contingent consideration must be recorded at its fair value at the time of the acquisition. The contingent consideration is generally subject to payout following the achievement of future performance targets and some may be payable in 2011. As of June 30, 2011, the Company has accrued $0.8 million in other current liabilities and $6.8 million in other long-term liabilities and, as of December 31, 2010, the Company has accrued $1.2 million in other current liabilities and $16.7 million in other long-term liabilities representing the fair value of these estimated earn-out arrangements. The last contingency period for which the Company has an outstanding contingent earn-out payment is for the period ending December 2017. See Note 5—Fair Value Measurements for further discussion related to the valuation of the earn-out payments.

Certain agreements relating to acquisitions provide for deferred purchase consideration payments at future dates. A liability is established at the time of the acquisition for these fixed payments. For obligations payable at a date greater than twelve months from the acquisition date, the Company applies a discount rate to present value the obligations. As of June 30, 2011, the Company has accrued $7.0 million in other current liabilities and $11.5 million in other long-term liabilities and, as of December 31, 2010, the Company has accrued $13.6 million in other current liabilities and $18.1 million in other long-term liabilities related to these deferred purchase consideration payments. These deferred purchase consideration liabilities will be paid out through April 2014.

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

In April 2010, CTS filed a request for arbitration with the International Court of Arbitration of the International Chamber of Commerce (“ICC”) pursuant to the CTS Agreement. In its request for arbitration, CTS asserts, among other things, that (i) the terms of the CTS Agreement, including the North America per ticket license fee, European exclusivity obligations and United Kingdom distribution obligations described above, apply to tickets sold and distributed by Ticketmaster, (ii) Ticketmaster’s sales and distribution of tickets following the completion of the Merger have resulted in various breaches of Live Nation Worldwide’s obligations under the CTS Agreement, (iii) Live Nation has failed to allocate the proper number of tickets to CTS’s system in the United Kingdom and (iv) the Merger and the Company’s subsequent actions have breached the implied covenant of good faith and fair dealing. In its request for arbitration, CTS seeks relief in the form of a declaration that Live Nation and Live Nation Worldwide are in breach of the CTS Agreement and the implied covenant of good faith and fair dealing, specific performance of Live Nation Worldwide’s obligations under the CTS Agreement, and unspecified damages resulting from such breaches. In March 2011, CTS provided further specifications on its claims and purported damages, including a claim for royalties that would have been paid over the contemplated 10- year term of the CTS Agreement and on Ticketmaster-controlled tickets (as well as tickets controlled by Live Nation Worldwide or any of certain of its subsidiaries).

In May 2010, the Company responded to CTS’s request for arbitration and filed counterclaims asserting that CTS breached the CTS Agreement by failing to provide ticketing platforms that met the standard required by the CTS Agreement for the North American and European markets. The Company is seeking relief primarily in the form of damages and a declaration that the Company validly terminated the CTS Agreement based on CTS’s material breaches. The Company denies that CTS is entitled to collect damages for royalties that would have been paid over the full 10-year term of the CTS Agreement or on Ticketmaster-controlled tickets. The matter has been assigned to an arbitrator and a hearing was conducted in late July and early August 2011, with post-hearing proceedings anticipated in the coming months. While it is reasonably possible that a loss related to this matter could be incurred by the Company in a future period, the Company does not believe that a loss is probable of occurring at this time. Considerable uncertainty remains regarding the validity of the claims and damages asserted against the Company. As a result, the Company is currently unable to estimate the possible loss or range of loss for this matter. The Company intends to vigorously defend the action.

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

Ticketing Fees Consumer Class Action Litigation

In October 2003, a putative representative action was filed in the Superior Court of California challenging Ticketmaster’s charges to online customers for shipping fees and alleging that its failure to disclose on its website that the charges contain a profit component is unlawful. The complaint asserted a claim for violation of California’s Unfair Competition Law (“UCL”) and sought restitution or disgorgement of the difference between (i) the total shipping fees charged by Ticketmaster in connection with online ticket sales during the applicable period, and (ii) the amount that Ticketmaster actually paid to the shipper for delivery of those tickets. In August 2005, the plaintiff filed a first amended complaint, then pleading the case as a putative class action and adding the claim that Ticketmaster’s website disclosures in respect of its ticket order-processing fees constitute false advertising in violation of California’s False Advertising Law. On this new claim, the amended complaint seeks restitution or disgorgement of the entire amount of order-processing fees charged by Ticketmaster during the applicable period. In April 2009, the Court granted the plaintiff’s motion for leave to file a second amended complaint adding new claims that (a) Ticketmaster’s order processing fees are unconscionable under the UCL, and (b) Ticketmaster’s alleged business practices further violate the California Consumer Legal Remedies Act. Plaintiff later filed a third amended complaint, to which Ticketmaster filed a demurrer in July 2009. The Court overruled Ticketmaster’s demurrer in October 2009.

The plaintiff filed a class certification motion in August 2009, which Ticketmaster opposed. In February 2010, the Court granted certification of a class on the first and second causes of action, which allege that Ticketmaster misrepresents/omits the fact of a profit component in Ticketmaster’s shipping and order processing fees. The class would consist of California consumers who purchased tickets through Ticketmaster’s website from 1999 to present. The Court denied certification of a class on the third and fourth causes of action, which allege that Ticketmaster’s shipping and order processing fees are unconscionably high. In March 2010, Ticketmaster filed a Petition for Writ of Mandate with the California Court of Appeal, and plaintiffs also filed a motion for reconsideration of the Superior Court’s class certification order. In April 2010, the Superior Court denied plaintiffs’ Motion for Reconsideration of the Court’s class certification order, and the Court of Appeal denied Ticketmaster’s Petition for Writ of Mandate. In June 2010, the Court of Appeal granted the plaintiffs’ Petition for Writ of Mandate and ordered the Superior Court to vacate its February 2010 order denying plaintiffs’ motion to certify a national class and enter a new order granting plaintiffs’ motion to certify a nationwide class on the first and second claims. In September 2010, Ticketmaster filed its Motion for Summary Judgment on all causes of action in the Superior Court, and that same month plaintiffs filed their Motion for Summary Adjudication of various affirmative defenses asserted by Ticketmaster. In November 2010, Ticketmaster filed its Motion to Decertify Class.

In December 2010, the parties entered into a binding term sheet that provided for the settlement of the litigation and the resolution of all claims set forth therein. In April 2011, the parties entered into a long-form agreement memorializing their settlement. Ticketmaster and its parent, Live Nation have not acknowledged any violations of law or liability in connection with the matter, but agreed to the settlement in order to eliminate the uncertainties and expense of further protracted litigation.

On June 3, 2011, after a hearing on the plaintiffs’ motion for preliminary approval of the settlement, the Court declined to approve the settlement reached by the parties in its current form and, as a result, litigation continues in this matter. On September 2, 2011, the Court is scheduled to hear Ticketmaster’s Motion to Decertify the Class, its Motion for Summary Judgment and the plaintiffs’ Motion for Summary Adjudication. Trial is scheduled to begin in October of 2011. As of June 30, 2011, the Company has accrued $21.2 million, its best estimate of the probable costs associated with this matter. This estimate is based on the probable costs associated with the settlement referred to above which, while it is of no force or effect following the Court’s decision on June 3, 2011, continues to provide the best estimate of the probable costs associated with this matter. While it is reasonably possible that an additional loss related to this matter could be incurred by the Company in a future period, the Company does not believe that an additional loss is probable of occurring at this time. Considerable uncertainty remains regarding the validity of the claims and damages asserted against the Company and/or the potential for any settlement. As a result, the Company is currently unable to estimate any additional possible loss or range of loss for this matter. The Company intends to vigorously defend this action.

Canadian Consumer Class Action Litigation Relating to TicketsNow

In February 2009, five putative consumer class action complaints were filed in various provinces of Canada against TicketsNow, Ticketmaster, Ticketmaster Canada Ltd. and Premium Inventory, Inc. All of the cases allege essentially the same set of facts and causes of action. Each plaintiff purports to represent a class consisting of all persons who purchased a ticket from Ticketmaster, Ticketmaster Canada Ltd. or TicketsNow from February 2007 to present and alleges that Ticketmaster conspired to divert a large number of tickets for resale through the TicketsNow website at prices higher than face value. The plaintiffs characterize these actions as being in violation of Ontario’s Ticket Speculation Act, the Amusement Act of Manitoba, the Amusement Act of Alberta or the Quebec Consumer Protection Act. The Ontario case contains the additional allegation that Ticketmaster’s and TicketsNow’s service fees run afoul of anti-scalping laws. Each lawsuit seeks compensatory and punitive damages on behalf of the class. While it is reasonably possible that a loss related to this matter could be incurred by the Company in a future period, the Company does not believe that a loss is probable of occurring at this time. Considerable uncertainty remains regarding the validity of the claims and damages asserted against the Company. As a result, the Company is currently unable to estimate the possible loss or range of loss for this matter. The Company intends to vigorously defend all claims in all of the actions.

United States Consumer Class Action Litigation Relating to TicketsNow

From February through June 2009, eleven putative class action lawsuits asserting causes of action under various state consumer protection laws were filed against Ticketmaster and TicketsNow in U.S. District Courts in California, New Jersey, Minnesota, Pennsylvania and North Carolina. The lawsuits allege that Ticketmaster and TicketsNow unlawfully deceived consumers by, among other things, selling large quantities of tickets to TicketsNow’s ticket brokers, either prior to or at the time that tickets for an event go on sale, thereby forcing consumers to purchase tickets at significantly marked-up prices on TicketsNow.com instead of Ticketmaster.com. The plaintiffs further claim violation of the consumer protection laws by Ticketmaster’s alleged “redirecting” of consumers from Ticketmaster.com to TicketsNow.com, thereby engaging in false advertising and an unfair business practice by deceiving consumers into inadvertently purchasing tickets from TicketsNow for amounts greater than face value. The plaintiffs claim that Ticketmaster has been unjustly enriched by this conduct and seek compensatory damages, a refund to every class member of the difference between tickets’ face value and the amount paid to TicketsNow, an injunction preventing Ticketmaster from engaging in further unfair business practices with TicketsNow and attorneys’ fees and costs. In July 2009, all of the cases were consolidated and transferred to the U.S. District Court for the Central District of California. The plaintiffs filed their consolidated class action complaint in September 2009, to which Ticketmaster filed its answer the following month. In July 2010, Ticketmaster filed its Motion for Summary Judgment. In April 2011, the parties filed a Stipulation wherein they stated that they have agreed on all material terms of a proposed settlement. As of June 30, 2011, the Company has accrued $2.1 million, its best estimate of the probable costs associated with this settlement. This liability includes an estimated redemption rate. Any difference between the Company’s estimated redemption rate and the actual redemption rate it experiences will impact the final settlement amount; however, the Company does not expect this difference to be material.

Other Litigation

From time to time, the Company is involved in other legal proceedings arising in the ordinary course of its business, including proceedings and claims based upon violations of antitrust laws and tortious interference, which could cause the Company to incur significant expenses. The Company also has been the subject of personal injury and wrongful death claims relating to accidents at its venues in connection with its operations. As required, the Company has accrued its estimate of the probable settlement or other losses for the resolution of any outstanding claims. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, including, in some cases, estimated redemption rates for the settlement offered, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company’s assumptions or the effectiveness of its strategies related to these proceedings. In addition, under the Company’s agreements with Clear Channel, it has assumed and will indemnify Clear Channel for liabilities related to its business for which they are a party in the defense.

NOTE 7—CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS

Transactions with Clear Channel

The Company has a non-employee director as of June 30, 2011 who is also a director and executive officer of Clear Channel. This director receives directors’ fees, stock options and restricted stock awards as do other non-employee directors. As of June 30, 2011, the Company also has an employee director who is a director of Clear Channel.

From time to time, the Company purchases advertising from Clear Channel and its subsidiaries in the ordinary course of business. For both the three months ended June 30, 2011 and 2010, the Company recorded $1.0 million and for the six months ended June 30, 2011 and 2010, the Company recorded $1.4 million and $1.7 million, respectively, in total as either components of direct operating expenses or selling, general and administrative expenses for these advertisements.

Transactions with IAC

For purposes of governing certain of the ongoing relationships between IAC and Ticketmaster at and after the spin-off of the Spincos from IAC, and to provide for an orderly transition, IAC, Ticketmaster and the other Spincos entered into a separation agreement and a tax sharing agreement, among other agreements.

The tax sharing agreement governs the respective rights, responsibilities and obligations of IAC and Ticketmaster after the spin-off with respect to taxes for the periods ended on or before the spin-off. Generally, IAC agreed to pay taxes with respect to Ticketmaster’s income included on its consolidated, unitary or combined federal or state tax returns, including audit adjustments with respect thereto, but other pre-distribution taxes that are attributable to Ticketmaster, including taxes reported on separately-filed returns and all foreign returns including audit adjustments with respect thereto, were agreed to be borne solely by Ticketmaster. The tax sharing agreement contains certain customary restrictive covenants that generally prohibit Ticketmaster (absent a supplemental United States Internal Revenue Service ruling or an unqualified opinion of counsel to the contrary, in each case, in a form and substance satisfactory to IAC in its sole discretion) from taking actions that could jeopardize the tax free nature of the spin-off. Ticketmaster agreed to indemnify IAC for any taxes and related losses resulting from its non-compliance with these restrictive covenants, as well as for the breach of certain representations in the spin-off agreements and other documentation relating to the tax-free nature of the spin-off.

The Company currently occupies office space in a building in Los Angeles that is owned by IAC. Related rental expense charged to the Company by IAC was $0.4 million and $0.6 million for the three months ended June 30, 2011 and 2010, respectively, and $0.8 million and $1.0 million for the six months ended June 30, 2011 and from the Merger date through June 30, 2010, respectively. These charges are recorded as selling, general and administrative expenses.

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

In February 2011, the Company entered into a subscription agreement with Liberty Media. Pursuant to the subscription agreement, in February and June 2011, the Company sold to Liberty Media 1.8 million and 5.5 million shares, respectively, of the Company’s common stock for aggregate cash consideration of $18.8 million and $57.7 million, respectively.

Transactions Involving Executives

ATC Aviation, Inc. (“ATC”), which is owned by Irving Azoff, the Company’s Executive Chairman and Chairman of the board of directors, owns an aircraft. An aircraft management and charter company, unrelated to either the Company or ATC, manages and operates the aircraft on ATC’s behalf and charges market rates for the use of the aircraft when used by Mr. Azoff or other executives on Company business, a portion of which is paid to ATC. For the three months ended June 30, 2011 and 2010, the Company made payments totaling $0.5 million and $0.1 million, respectively, and for the six months ended June 30, 2011 and from the Merger date through June 30, 2010, the Company made payments totaling $0.6 million and $0.1 million, respectively.

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

In January 2011, the board of directors of Front Line declared a dividend payable in cash to the holders of record of Front Line common stock. This dividend was paid in January 2011 and totaled $20.1 million of which the Company received $15.0 million. The Azoff Trust received a pro rata portion of this dividend totaling $3.0 million. In connection with the January 2011 dividend, Mr. Azoff received a gross-up payment of $0.6 million. Prior to the payment of the dividend, FLMG made a loan to Front Line in the amount of $20.7 million, evidenced by a promissory note from Front Line to FLMG with a principal amount of $20.7 million and bearing interest at a rate of 4.5%, payable no later than December 31, 2011. The proceeds from the note were used to pay the dividend.

Other Related Parties

During the six months ended June 30, 2011 and 2010, the Company paid $6.8 million and $6.9 million, respectively, for deferred consideration due in connection with an acquisition of a company owned by various members of management of one of the Company’s subsidiaries. The acquired company holds the lease of a venue.

In January 2011, the Company sold a 49.9% noncontrolling interest in its clubs and theaters venue promotion business in Boston to a company partially owned by two employees of one of the Company’s subsidiaries in exchange for assets and cash valued at $12.6 million.

The Company conducts certain transactions in the ordinary course of business with companies that are owned, in part or in total, by various members of management of the Company’s subsidiaries or companies over which it has significant influence. These transactions primarily relate to venue rentals, concession services, equipment rentals, ticketing, marketing and other services and reimbursement of certain costs. As of June 30, 2011 and December 31, 2010, the Company had a combined receivable balance of $12.9 million and $22.4 million, respectively, from certain of these companies. The following table sets forth expenses incurred and revenue earned from these companies for services rendered or provided in relation to these business ventures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Other related parties revenue	$243	$58	$809	$421

Other related parties expenses	$1,941	$2,098	$5,519	$8,555

None of these transactions were with directors or executive officers of the Company.

NOTE 8—INCOME TAXES

The Company calculates interim effective tax rates in accordance with the FASB guidance for income taxes and applies the estimated annual effective tax rate to year-to-date pretax income (loss) at the end of each interim period to compute a year-to-date tax expense (or benefit). This guidance requires departure from effective tax rate computations when losses incurred within tax jurisdictions cannot be carried back and future profits associated with operations in those tax jurisdictions cannot be assured beyond any reasonable doubt. Accordingly, the Company has calculated and applied an expected annual effective tax rate of approximately 20% (as compared to 20% in the prior year), excluding significant, unusual or extraordinary items, for ordinary income associated with operations, which are principally outside of the United States, for which the Company currently expects to have annual taxable income. The Company has not recorded tax benefits associated with losses from operations for which future taxable income cannot be reasonably assured. As required by this guidance, the Company also includes tax effects of significant, unusual or extraordinary items in income tax expense in the interim period in which they occur.

Net income tax benefit from continuing operations is $38.3 million for the six months ended June 30, 2011. The components of tax expense that contributed to the net income tax benefit for the six months ended June 30, 2011 primarily consisted of income tax expense of $6.9 million based on the expected annual rate pertaining to income for the six month period ending on June 30, 2011, state and local taxes of $2.8 million, withholding taxes of $2.3 million, federal tax benefits of $11.8 million attributable to the carryback of net operating losses related to Front Line and a discrete tax benefit of $39.5 million for the reversal of valuation allowances recorded against U.S. federal and state deferred tax assets driven by deferred tax attributes relating to the acquisition of the remaining interest in Front Line. See Note 3—Acquisitions for further discussion regarding the 2011 acquisition of the remaining equity interests in Front Line.

As of June 30, 2011 and December 31, 2010, the Company had unrecognized tax benefits of approximately $11.2 million and $10.9 million, respectively. During the six months ended June 30, 2011, unrecognized tax benefits increased by approximately $0.3 million for interest and penalty accruals. All of these unrecognized tax benefits would favorably impact the effective tax rate if recognized in the future. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

Historically, the Company has reinvested all foreign earnings in its continuing foreign operations. The Company currently believes all undistributed foreign earnings will be indefinitely reinvested in its foreign operations.

The tax years 2001 through 2010 remain open to examination by the major tax jurisdictions to which the Company is subject.

NOTE 9—STOCKHOLDERS’ EQUITY

Common Stock

In February 2011, the Company issued 5.7 million shares of common stock in connection with the acquisition of the remaining interests in Front Line. See Note 3—Acquisitions for further discussion regarding this 2011 transaction.

In February and June 2011, the Company issued 1.8 million and 5.5 million shares, respectively, of common stock pursuant to a subscription agreement with Liberty Media.

In May 2011, the Company issued 0.7 million shares of common stock in connection with the acquisition of the remaining interests in Vector.

Redeemable Noncontrolling Interests

Due to pre-existing obligations acquired pursuant to the Merger, the Company was subject to fair value put arrangements, some of which were currently redeemable and some of which were not currently redeemable, with respect to the common securities that represent the noncontrolling interests of certain non-wholly-owned Ticketmaster subsidiaries. Certain of these put arrangements were exercisable at fair value by the counterparty outside of the control of the Company, but were settled either in cash or stock at the discretion of the Company and were therefore classified as mezzanine equity. Accordingly, to the extent the fair value of these redeemable interests exceeded the value determined by normal noncontrolling interests accounting, the value of such interests was adjusted to fair value with a corresponding adjustment to additional paid-in capital. For these redeemable interests, the redemption value was their estimated fair value which was based upon a discounted cash flow analysis using estimated cash flows. Changes to the estimated fair value were computed based upon the impact of changes in the projected cash flows each reporting period which took into account the current expectations regarding profitability and the timing of revenue-generating events and were discounted to a present day fair value. In instances where the put arrangements held by the noncontrolling interests were not currently redeemable, for increases in fair value, or reductions in fair value to the extent increases had been recognized previously, the Company accreted changes in fair value over the period from the date of issuance to the earliest redemption date of the individual securities. Accounting guidance prohibits the recognition of reductions in value below issuance date value, in this case the date of the Merger. In accordance with the FASB guidance for business combinations, the redeemable noncontrolling interests were recorded at their fair value as of the consummation of the Merger on January 25, 2010.

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

The common stock of two subsidiaries of Front Line held by noncontrolling interests also included put arrangements. The put arrangements did not have a determinable redemption date, but were considered to be currently redeemable based on the terms of redemption. The stock held by the noncontrolling interests had an estimated redemption fair value and carrying value of $22.5 million as of December 31, 2010. In the second quarter of 2011, the Company acquired all of these remaining noncontrolling interests for $14.7 million. Amounts paid as part of this transaction were recorded to additional paid-in capital to the extent they were in excess of the amount on the consolidated balance sheets.

Noncontrolling Interests

For certain non-wholly-owned subsidiaries of the Company, the common securities held by the noncontrolling interests do not include put arrangements exercisable outside of the control of the Company. Such noncontrolling interests are recorded in stockholders’ equity, separate from the Company’s own equity.

The following table shows the reconciliation of the carrying amount of redeemable noncontrolling interests, total stockholders’ equity, stockholders’ equity attributable to Live Nation Entertainment, Inc. and stockholders’ equity attributable to noncontrolling interests:

	Redeemable Noncontrolling Interests	Live Nation Entertainment, Inc. Stockholders’ Equity	Noncontrolling Interests	Changes in Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(in thousands)	(in thousands)
Balances at December 31, 2010	$107,541	$1,364,416	$137,252	$-	$1,501,668
Non-cash compensation	-	10,159	-		10,159
Common shares issued for business acquisitions	-	64	-		64
Exercise of stock options	-	3,081	-		3,081
Sale of common shares	-	76,492	-		76,492
Acquisitions and sales of noncontrolling interests	(98,027)	84,437	440		84,877
Disposal of noncontrolling interests	-	-	(2,699)		(2,699)
Fair value of redeemable noncontrolling interests adjustments	1,722	(1,722)	-		(1,722)
Cash dividends	(5,570)	-	(4,389)		(4,389)
Other	(839)	1	(3)		(2)
Comprehensive income (loss):
Net income (loss)	(4,827)	(35,203)	2,302	(32,901)	(32,901)
Unrealized loss on cash flow hedges	-	(137)	-	(137)	(137)
Other	-	(32)	-	(32)	(32)
Currency translation adjustment	-	54,653	-	54,653	54,653

Total comprehensive income				$21,583	21,583

Balances at June 30, 2011	$-	$1,556,209	$132,903		$1,689,112

The purchase or sale of additional ownership in an already controlled subsidiary is recorded as an equity transaction with no gain or loss recognized in consolidated net income or comprehensive income. In the first six months of 2011, we acquired the remaining equity interests in Front Line, Vector and other smaller companies. See Note 3—Acquisitions for further discussion regarding the Front Line acquisition. The following schedule reflects the change in ownership interest for these transactions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Net income (loss) attributable to Live Nation Entertainment, Inc.	$13,257	$(32,787)	$(35,203)	$(155,000)

Transfers (to) from noncontrolling interest:
Increase in Live Nation Entertainment, Inc.’s paid in capital for purchases and sales of noncontrolling interests, net of transaction costs	15,753	-	84,437	-

Net transfers from noncontrolling interest	15,753	-	84,437	-

Change from net income (loss) attributable to Live Nation Entertainment, Inc. and transfers (to) from noncontrolling interest	$29,010	$(32,787)	$49,234	$(155,000)

Earnings per Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except for per share data)
Net income (loss) attributable to Live Nation Entertainment, Inc.	$13,257	$(32,787)	$(35,203)	$(155,000)
Less loss from discontinued operations, net of tax	-	(377)	-	(680)

Net income (loss) from continuing operations attributable to common stockholders—basic and diluted	$13,257	$(32,410)	$(35,203)	$(154,320)

Weighted average common shares—basic	180,819	170,008	178,568	158,220
Effect of dilutive securities:
Stock options, restricted stock and warrants	1,971	-	-	-
2.875% convertible senior notes	-	-	-	-

Weighted average common shares—diluted	182,790	170,008	178,568	158,220

Basic and diluted income (loss) from continuing operations per common share	$0.07	$(0.19)	$(0.20)	$(0.98)

The calculation of diluted net income (loss) per common share includes the effects of the assumed exercise of any outstanding stock options and warrants, the assumed vesting of shares of restricted stock awards and units and the assumed conversion of the 2.875% convertible senior notes where dilutive. The following table shows securities excluded from the calculation of diluted net income (loss) per common share because such securities are anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Options to purchase shares of common stock	14,801	22,340	19,583	22,340
Restricted stock awards and units - unvested	2,284	4,401	3,124	4,401
Warrants	500	500	500	500
Conversion shares related to 2.875% convertible senior notes	8,105	8,105	8,105	8,105

Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	25,690	35,346	31,312	35,346

NOTE 10—STOCK-BASED COMPENSATION

The following is a summary of stock-based compensation expense recorded by the Company during the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Selling, general and administrative expenses	$3,099	$6,696	$33,571	$16,309
Corporate expenses	4,551	3,862	9,386	16,973

Total stock-based compensation expense from continuing operations	$7,650	$10,558	$42,957	$33,282

In the first quarter of 2011, the Company acquired the remaining equity interests of Front Line. As a result of this acquisition, the Company recorded $24.4 million of stock-based compensation in selling, general and administrative expenses. See Note 3—Acquisitions for further discussion regarding the 2011 acquisition of the remaining equity interests in Front Line.

In the first six months of 2010, the Company accelerated and modified the vesting of 1.2 million shares of unvested outstanding stock-based equity awards granted to certain employees of Ticketmaster effective upon termination, all of which had been converted to Live Nation equity awards in the Merger. The Company also accelerated 1.1 million shares of unvested outstanding stock-based equity awards as a result of the Merger based on employment contract “change of control” provisions for certain employees. As a result of these accelerations, the Company recognized $1.1 million and $14.7 million of stock-based compensation expense for the three and six months ended June 30, 2010, respectively. Of this amount, zero and $8.3 million was recorded in corporate expenses for the three and six months ended June 30, 2010, respectively, and $1.1 million and $6.4 million was recorded in selling, general and administrative expenses for the three and six months ended June 30, 2010, respectively. There were no accelerations or other modifications of outstanding Live Nation stock-based equity awards in the first six months of 2011.

As of June 30, 2011, there was $57.5 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements for stock options, restricted stock awards and restricted stock units.

Azoff Trust Note

As part of the Merger, a note was issued to the Azoff Trust in exchange for shares of Ticketmaster’s series A convertible redeemable preferred stock held by the Azoff Trust. The note accrues interest equal to 3.0% of the outstanding principal balance and is payable in monthly installments of $0.8 million through October 1, 2013, subject to Mr. Azoff’s continued employment with the Company. For the three months ended June 30, 2011 and 2010, the Company recorded $1.6 million in each of the respective periods and for the six months ended June 30, 2011 and from the date of the Merger through June 30, 2010, the Company recorded $3.2 million and $2.7 million, respectively, related to this note as a component of corporate expenses.

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

The Company has reclassified all periods presented to conform to the current period presentation. Certain of the line items for the three and six months ended June 30, 2010 have been recast from the amounts that were previously reported in the Company’s Form 10-Q for the period ending June 30, 2010. These recast amounts relate to purchase accounting adjustments and, pursuant to the FASB guidance, are required to be reflected in the period of the respective business combinations. Specifically, they relate to a non-cash gain on the settlement of a pre-existing relationship with LN—Haymon, an acquisition that occurred in the second quarter of 2010, that was identified in the third quarter of 2010, and purchase accounting adjustments relating to the Merger, which occurred in the first quarter of 2010, that were identified in the subsequent quarters of 2010.

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

	Concerts	Ticketing	Artist Nation	eCommerce	Sponsorship	Other	Corporate	Eliminations	Consolidated
	(in thousands)
Three Months Ended June 30, 2011
Revenue	$1,082,229	$283,828	$118,430	$37,369	$49,627	$807	$1	$(13,409)	$1,558,882
Direct operating expenses	921,480	134,291	81,386	6,242	9,669	-	(1,713)	(13,204)	1,138,151
Selling, general and administrative expenses	142,315	78,855	21,609	16,032	7,481	503	-	-	266,795
Depreciation and amortization	28,302	31,976	13,131	3,177	89	13	444	(205)	76,927
Loss (gain) on sale of operating assets	(678)	(76)	-	-	-	94	-	-	(660)
Corporate expenses	-	-	-	-	-	-	24,590	-	24,590
Acquisition transaction expenses	(1,261)	682	(2,774)	-	-	-	4,059	-	706

Operating income (loss)	$(7,929)	$38,100	$5,078	$11,918	$32,388	$197	$(27,379)	$-	$52,373

Intersegment revenue	$7,351	$-	$5,718	$340	$-	$-	$-	$(13,409)	$-

Three Months Ended June 30, 2010
Revenue	$859,511	$264,421	$88,672	$18,895	$38,825	$974	$-	$(4,563)	$1,266,735
Direct operating expenses	706,079	128,910	55,907	4,128	5,902	-	(1,124)	(3,519)	896,283
Selling, general and administrative expenses	131,257	77,016	25,476	12,190	6,445	515	-	-	252,899
Depreciation and amortization	21,753	32,125	10,426	431	62	8	547	(1,044)	64,308
Loss (gain) on sale of operating assets	(1,282)	646	(1)	-	-	-	-	-	(637)
Corporate expenses	-	-	-	-	-	-	21,882	-	21,882
Acquisition transaction expenses	161	-	4,734	-	-	-	1,499	-	6,394

Operating income (loss)	$1,543	$25,724	$(7,870)	$2,146	$26,416	$451	$(22,804)	$-	$25,606

Intersegment revenue	$1,459	$365	$2,739	$-	$-	$-	$-	$(4,563)	$-

Six Months Ended June 30, 2011
Revenue	$1,531,499	$580,165	$172,566	$66,816	$74,423	$1,606	$333	$(19,117)	$2,408,291
Direct operating expenses	1,287,634	274,175	116,267	11,049	15,864	-	(1,002)	(18,712)	1,685,275
Selling, general and administrative expenses	268,616	155,965	68,915	30,031	15,177	1,060	-	-	539,764
Depreciation and amortization	54,715	66,940	26,612	5,465	188	27	866	(405)	154,408
Loss (gain) on sale of operating assets	(690)	(91)	1,241	5	-	170	-	-	635
Corporate expenses	-	-	-	-	-	-	45,626	-	45,626
Acquisition transaction expenses	(6,115)	951	(2,182)	-	-	-	9,717	-	2,371

Operating income (loss)	$(72,661)	$82,225	$(38,287)	$20,266	$43,194	$349	$(54,874)	$-	$(19,788)

Intersegment revenue	$7,812	$3,703	$6,972	$630	$-	$-	$-	$(19,117)	$-
Capital expenditures	$10,852	$24,752	$2,294	$2,763	$92	$-	$3,895	$-	$44,648

Six Months Ended June 30, 2010
Revenue	$1,267,620	$473,547	$158,268	$36,979	$60,062	$1,914	$-	$(8,294)	$1,990,096
Direct operating expenses	1,033,855	231,567	105,231	6,378	12,036	-	(778)	(7,250)	1,381,039
Selling, general and administrative expenses	256,104	146,577	46,603	20,580	13,364	1,267	-	-	484,495
Depreciation and amortization	50,156	55,675	17,662	3,084	121	13	1,274	(1,044)	126,941
Loss (gain) on sale of operating assets	(1,269)	5,205	(1)	-	6	(7)	-	-	3,934
Corporate expenses	-	-	-	-	-	-	59,006	-	59,006
Acquisition transaction expenses	145	-	4,734	-	-	-	10,532	-	15,411

Operating income (loss)	$(71,371)	$34,523	$(15,961)	$6,937	$34,535	$641	$(70,034)	$-	$(80,730)

Intersegment revenue	$3,957	$365	$3,962	$-	$10	$-	$-	$(8,294)	$-
Capital expenditures	$10,061	$16,880	$95	$726	$48	$175	$1,831	$-	$29,816

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

Our vision of creating the leading live entertainment company, beginning with the completion of our merger with Ticketmaster in January 2010, continues to progress as we grow and improve our company by focusing on the value drivers of acquiring content, selling tickets and creating an advertising network. We believe that the combined company is well-positioned to better serve artists, teams, fans and venues. Our strategy is centered on expanding our presence in the world’s largest markets, leveraging our leadership position in the live entertainment industry to sell more tickets and growing our revenue streams surrounding the ticket purchase and live event, while continuing to optimize our cost structure.

Our overall number of events and attendance in our Concerts segment increased slightly for events occurring in the second quarter compared to last year driven primarily by the timing of two international festivals that moved from the third quarter into the second quarter, timing of our global tours and an increased number of arena shows. Concerts revenue for the quarter grew compared to the prior year driven primarily by global touring activity, including U2 and Shakira, along with the increased number of arena events. Operating results were impacted slightly in the period based on the timing of certain festivals and tours. The third quarter remains the key quarter for Concerts with the majority of the activity for the year occurring in the summer months.

Our Ticketing segment had increased ticket sales in the quarter driven primarily by ticket volume increases due to acquisitions. Organically, international sales increased slightly offset by declines in North America, which was mostly impacted by our Concerts strategy to reduce our number of amphitheater shows. Improvement of our ticketing system has begun and will require increased resources and costs, but our clients will start realizing the benefits of that process this year. Our operating results also saw additional improvement due to fees earned on ticket sales for the 2012 Olympics in London and overall fixed cost savings. We continue to execute on a variety of initiatives aimed at improving the ticket buying process and overall fan and venue experiences, including increased interactive seat maps, additional tiered pricing and added sales channels such as GrouponLive and integration with social media.

We saw increased touring activity from our managed artists in our Artist Nation segment during the quarter which helped drive the management business along with our merchandise and premium ticket sales. This improvement came from an increase in the number of our key artists on tour in 2011. Our artist management business continues to focus on adding new artists, strengthening our management team by securing additional artist managers and actively pursuing strategic acquisitions to grow our international footprint.

Our eCommerce segment continued to show growth in online advertising and sponsorship this quarter as compared to last year. We also saw higher revenue from upsells, primarily around insurance and parking products, and growth due to fees from online tickets sold internationally, as the eCommerce segment now manages all of our ticketing sites globally. We continue to focus on enhancing our online storefront and improving the functionality of our site in order to drive increased sales of tickets and other products. Additionally, improvements around our fan database continue as we strive to provide our clients with key information to grow their businesses.

We continued to add new strategic sponsors along with the renewal and expansion of existing brands in the quarter which drove growth in our Sponsorship segment. Internationally, we saw strong sales around our festivals driven by the proven value of existing festivals as well as the addition of new festivals. Our extensive on-site and online reach, global venue distribution network, artist relationships and ticketing operations are the key to securing long-term sponsorship agreements with major brands and we continue to look for ways to expand these assets further.

We remain excited and optimistic about the long-term potential of our company as we continue to focus on the key elements of our business model – obtaining content, selling tickets and creating an advertising network. Our focus for 2011 is on four main areas surrounding the live event: growing content by adding new tours, venue clients and artists and expanding in key markets; growing ticket sales by investing in technology and adding distribution channels; growing our global sponsorship business, both online and around our other assets; and continuing to drive operational efficiencies. We believe that the combined company has the ability to successfully achieve these goals and continue to grow in the future.

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

To judge the health of our Ticketing segment, we primarily review the number of tickets sold through our ticketing operations, average convenience charges and order processing fees, the number of clients renewed and the average royalty rate paid to clients who use our ticketing services.

Artist Nation

The Artist Nation segment primarily provides management services to music recording artists in exchange for a commission on the earnings of these artists. Our Artist Nation segment also sells merchandise associated with musical artists at live musical performances, to retailers and directly to consumers via the internet and also provides other services to artists. Revenue earned from our Artist Nation segment is impacted to a large degree by the touring schedules of the artists we represent. Generally, we experience higher revenue during the second and third quarters as the period from May through September tends to be a popular time for touring events.

To judge the health of our Artist Nation segment, we primarily review the average annual earnings of each artist represented, percent of top artists on tour and planned album releases.

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

To judge the health of our eCommerce segment, we primarily review the number of unique visitors to our websites, the overall number of customers in our database, the gross value of tickets sold online, revenue related to the sale of other products and the online revenue received from sponsors advertising on our websites.

Sponsorship

Our Sponsorship segment employs a sales force that creates and maintains relationships with sponsors, through a combination of strategic, international, national and local opportunities for businesses to reach customers through our concert, venue, artist relationship and ticketing assets. We work with our corporate clients to help create marketing programs that drive their businesses.

To judge the health of our Sponsorship segment, we primarily review the average revenue per sponsor, the total revenue generated through sponsorship arrangements and percent of expected revenue under contract.

Consolidated Results of Operations

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2011	2010	Change	2011	2010 (1)	Change
	(in thousands)			(in thousands)
Revenue	$1,558,882	$1,266,735	23%	$2,408,291	$1,990,096	21%
Operating expenses:
Direct operating expenses	1,138,151	896,283	27%	1,685,275	1,381,039	22%
Selling, general and administrative expenses	266,795	252,899	5%	539,764	484,495	11%
Depreciation and amortization	76,927	64,308	20%	154,408	126,941	22%
Loss (gain) on sale of operating assets	(660)	(637)	*	635	3,934	*
Corporate expenses	24,590	21,882	12%	45,626	59,006	(23)%
Acquisition transaction expenses	706	6,394	*	2,371	15,411	*

Operating income (loss)	52,373	25,606	*	(19,788)	(80,730)	(75)%
Operating margin	3.4%	2.0%		(0.8)%	(4.1)%

Interest expense	30,845	29,932		60,074	56,493
Loss on extinguishment of debt	-	21,172		-	21,172
Interest income	(1,298)	(791)		(1,825)	(1,434)
Equity in earnings of nonconsolidated affiliates	(1,778)	(1,708)		(2,772)	(2,255)
Other expense (income), net	1,331	(565)		746	(1,633)

Income (loss) from continuing operations before income taxes	23,273	(22,434)		(76,011)	(153,073)
Income tax expense (benefit)	6,659	8,408		(38,283)	417

Income (loss) from continuing operations	16,614	(30,842)		(37,728)	(153,490)
Loss from discontinued operations, net of tax	-	(377)		-	(680)

Net income (loss)	16,614	(31,219)		(37,728)	(154,170)
Net income (loss) attributable to noncontrolling interests	3,357	1,568		(2,525)	830

Net income (loss) attributable to Live Nation Entertainment, Inc.	$13,257	$(32,787)		$(35,203)	$(155,000)

*	Percentages are not meaningful.
(1)	Consolidated results of operations for the six months ended June 30, 2010 do not include Ticketmaster operations prior to the January 25, 2010 Merger date.

Key Operating Metrics

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Concerts (1)
Total Estimated Events:
North America	4,243	3,671	7,326	6,710
International	1,591	1,887	3,112	3,478

Total estimated events	5,834	5,558	10,438	10,188

Total Estimated Attendance (rounded):
North America	8,858,000	7,830,000	12,859,000	11,844,000
International	4,193,000	4,471,000	7,146,000	7,432,000

Total estimated attendance	13,051,000	12,301,000	20,005,000	19,276,000

Ancillary net revenue per attendee:
North America amphitheaters	$19.21	$18.57	$19.34	$18.53
Ticketing (2)
Number of tickets sold (in thousands) :
Concerts	17,672	15,594	34,538	27,848
Sports	6,498	5,768	14,124	10,510
Arts and theater	4,266	4,418	8,829	7,994
Family	2,918	2,045	7,335	4,813
Other (3)	2,057	1,150	3,230	1,908

	33,411	28,975	68,056	53,073

Gross value of tickets sold (in thousands)	$2,086,782	$1,803,420	$4,104,436	$3,162,471
Sponsorship/Advertising
Online advertising revenue (in thousands)	$12,967	$8,389	$21,292	$16,826
Estimated average sponsorship dollars per sponsor (rounded)	$97,000	$76,000	$146,000	$117,000
eCommerce
Gross value of tickets sold online (in thousands)	$1,642,194	$1,446,516	$3,332,890	$2,860,302
Number of customers in database (rounded)			103,598,000	85,304,000

(1)	Events generally represent a single performance by an artist. Attendance generally represents the number of fans who were present at an event. Festivals are counted as one event in the quarter in which the festival begins but attendance is split over the days of the festival and can be split between quarters. Events and attendance metrics are estimated each quarter.
(2)	The number and gross value of tickets sold includes primary tickets only. These include tickets sold during the period regardless of event timing except for our promoted concerts and our owned and/or operated buildings and certain European territories where these tickets are recognized as the concerts occur. The tickets sold listed above for 2010 do not include 7.1 million tickets with a gross value of $405.0 million for the pre-Merger period. Tickets sold for the full six months ended June 30, 2010, including the pre-Merger period, were as follows:

Concerts	30,858
Sports	12,169
Arts and theater	9,241
Family	5,811
Other	2,139

60,218

(3)	Other category includes tickets for comedy shows, facility tours, donations, lectures, seminars and cinema.

Revenue

Our revenue increased $292.1 million, or 23%, during the three months ended June 30, 2011 as compared to the same period of the prior year. Excluding the increase of approximately $65.8 million related to the impact of changes in foreign exchange rates, revenue increased $226.3 million, or 18%. Overall increases in revenue were primarily due to an increase in our Concerts segment of $222.7 million.

Our revenue increased $418.2 million, or 21%, during the six months ended June 30, 2011 as compared to the same period of the prior year. Excluding the increase of approximately $78.8 million related to the impact of changes in foreign exchange rates, revenue increased $339.4 million, or 17%. Overall increases in revenue were primarily due to increases in our Concerts and Ticketing segments of $263.9 million and $106.6 million, respectively. The overall increase included incremental revenue of $77.3 million resulting from the Merger.

More detailed explanations of these changes are included in the applicable segment discussions below.

Direct operating expenses

Our direct operating expenses increased $241.9 million, or 27%, during the three months ended June 30, 2011 as compared to the same period of the prior year. Excluding the increase of approximately $52.0 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $189.9 million, or 21%. The overall increase in direct operating expenses was primarily due to an increase in our Concerts segment of $215.4 million.

Our direct operating expenses increased $304.2 million, or 22%, during the six months ended June 30, 2011 as compared to the same period of the prior year. Excluding the increase of approximately $60.5 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $243.7 million, or 18%. The overall increase in direct operating expenses was primarily due to increases in our Concerts and Ticketing segments of $253.8 million and $42.6 million, respectively. The overall increase included incremental direct operating expenses of $34.1 million resulting from the Merger.

Direct operating expenses include artist fees, production event expenses, ticketing client royalties, show-related marketing and advertising expenses along with other costs.

More detailed explanations of these changes are included in the applicable segment discussions below.

Selling, general and administrative expenses

Our selling, general and administrative expenses increased $13.9 million, or 5%, during the three months ended June 30, 2011 as compared to the same period of the prior year. Excluding the increase of approximately $9.5 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $4.4 million, or 2%. Overall increases in selling, general and administrative expenses were primarily due to an increase in our Concerts segment of $11.1 million.

Our selling, general and administrative expenses increased $55.3 million, or 11%, during the six months ended June 30, 2011 as compared to the same period of the prior year. Excluding the increase of approximately $12.1 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $43.2 million, or 9%. Overall increases in selling, general and administrative expenses were primarily due to increases in our Concerts, Ticketing, Artist Nation and eCommerce segments of $12.5 million, $9.4 million, $22.3 million and $9.5 million, respectively. The overall increase included incremental selling, general and administrative expenses of $26.8 million resulting from the Merger and $24.4 million related to the 2011 acquisition of the remaining interests in Front Line.

Selling, general and administrative expenses for the three and six months ended June 30, 2010 include $4.0 million and $8.4 million, respectively, of severance costs associated with the Merger.

More detailed explanations of these changes are included in the applicable segment discussions below.

Depreciation and amortization

Depreciation and amortization increased $12.6 million, or 20%, during the three months ended June 30, 2011 as compared to the same period of the prior year. Excluding the increase of approximately $2.4 million related to the impact of changes in foreign exchange rates, depreciation and amortization increased $10.2 million, or 16%. The overall increase in depreciation and amortization was primarily due to increases in our Concerts and Artist Nation segments of $6.5 million and $2.7 million, respectively.

Depreciation and amortization increased $27.5 million, or 22%, during the six months ended June 30, 2011 as compared to the same period of the prior year. Excluding the increase of approximately $2.8 million related to the impact of changes in foreign exchange rates, depreciation and amortization increased $24.7 million, or 19%. The overall increase in depreciation and amortization was primarily due to increases in our Ticketing and Artist Nation segments of $11.3 million and $9.0 million, respectively.

More detailed explanations of these changes are included in the applicable segment discussions below.

Loss (gain) on sale of operating assets

The $3.9 million loss on sale of operating assets for the six months ended June 30, 2010 was primarily due to the $5.2 million loss resulting from our sale of Paciolan in the first quarter of 2010. There were no significant sales for the three months ended June 30, 2011 and 2010 or for the six months ended June 30, 2011.

Corporate expenses

Corporate expenses increased $2.7 million, or 12%, during the three months ended June 30, 2011 as compared to the same period of the prior year primarily due to additional compensation driven by the timing of achieving financial targets.

Corporate expenses decreased $13.4 million, or 23%, during the six months ended June 30, 2011 as compared to the same period of the prior year primarily due to $11.2 million in incremental non-cash compensation expense recorded in 2010 associated with equity awards exchanged or accelerated in connection with the Merger and $4.7 million of severance associated with the reorganization of our business units subsequent to the Merger in the second quarter of 2010.

Acquisition transaction expenses

Acquisition transaction expenses for the three and six months ended June 30, 2011 were $0.7 million and $2.4 million, respectively, primarily due to ongoing litigation costs relating to the Merger partially offset by changes in the fair value of acquisition-related contingent consideration. Acquisition transaction expenses for the three and six months ended June 30, 2010 were $6.4 million and $15.4 million, respectively, primarily due to costs associated with the Merger and changes in the fair value of acquisition-related contingent consideration.

Interest expense

Interest expense increased $3.6 million, or 6%, during the six months ended June 30, 2011, as compared to the same period of the prior year primarily due to higher debt balances from the debt obtained in the Merger for a full six months.

Our debt balances and weighted average cost of debt, excluding unamortized debt discounts and premiums, were $1.753 billion and 6.0%, respectively, at June 30, 2011, and $1.766 billion and 6.0%, respectively, at June 30, 2010.

Loss on extinguishment of debt

We recorded a loss on extinguishment of debt of $21.2 million during the three and six months ended June 30, 2010, relating to the May 2010 replacement of our existing senior secured credit facilities with a new credit agreement that provides for $1.2 billion in credit facilities.

Income Taxes

We calculate interim effective tax rates in accordance with the FASB guidance for income taxes and apply the estimated annual effective tax rate to year-to-date pretax income (loss) at the end of each interim period to compute a year-to-date tax expense (or benefit). This guidance requires departure from the effective tax rate computations when losses incurred within tax jurisdictions cannot be carried back and future profits associated with operations in those tax jurisdictions cannot be assured beyond any reasonable doubt. Accordingly, we have calculated an expected annual effective tax rate of approximately 20% (as compared to 20% in the prior year), excluding significant, unusual or extraordinary items, for ordinary income associated with operations, which are principally outside of the United States, for which we currently expect to have annual taxable income. The effective tax rate has been applied to year-to-date earnings for those operations for which we currently expect to have taxable income. We have not recorded tax benefits associated with losses from operations for which future taxable income cannot be reasonably assured. As required by this guidance, we also include tax effects of significant, unusual or extraordinary items in income tax expense in the interim period in which they occur.

Net income tax benefit from continuing operations is $38.3 million for the six months ended June 30, 2011. The components of tax expense that contributed to the net tax benefit for the six months ended June 30, 2011 primarily consisted of income tax expense of $6.9 million based on the expected annual rate pertaining to income for the six months ended June 30, 2011, state and local taxes of $2.8 million, withholding taxes of $2.3 million, federal tax benefits of $11.8 million attributable to the carryback of net operating losses related to Front Line and a discrete tax benefit of $39.5 million for reversal of valuation allowances recorded against U.S. federal and state deferred tax assets driven by deferred tax attributes relating to the acquisition of the remaining interest in Front Line.

Concerts Results of Operations

Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2011	2010		2011	2010
	(in thousands)			(in thousands)
Revenue	$1,082,229	$859,511	26%	$1,531,499	$1,267,620	21%
Direct operating expenses	921,480	706,079	31%	1,287,634	1,033,855	25%
Selling, general and administrative expenses	142,315	131,257	8%	268,616	256,104	5%
Depreciation and amortization	28,302	21,753	30%	54,715	50,156	9%
Gain on sale of operating assets	(678)	(1,282)	*	(690)	(1,269)	*
Acquisition transaction expenses	(1,261)	161	*	(6,115)	145	*

Operating income (loss)	$(7,929)	$1,543	*	$(72,661)	$(71,371)	(2)%

Operating margin	(0.7)%	0.2%		(4.7)%	(5.6)%

Adjusted operating income (loss) **	$19,762	$24,251	(19)%	$(21,488)	$(18,253)	(18)%

*	Percentages are not meaningful.
**	Adjusted operating income (loss) is discussed in more detail and reconciled to operating income (loss) below.

Three Months

Concerts revenue increased $222.7 million, or 26%, during the three months ended June 30, 2011 as compared to the same period of the prior year. Excluding the increase of $49.1 million related to the impact of changes in foreign exchange rates, revenue increased $173.6 million, or 20%, primarily due to increased touring activity in the second quarter of 2011 from artists such as U2, increased sell-offs and festival activity internationally and more shows and higher overall attendance in North American arenas. Partially offsetting these increases was an overall decrease in events and attendance for amphitheaters due to more selective booking.

Concerts direct operating expenses increased $215.4 million, or 31%, during the three months ended June 30, 2011 as compared to the same period of the prior year. Excluding the increase of $44.2 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $171.2 million, or 24%, primarily due to higher expenses associated with the increased event activity noted above.

Concerts selling, general and administrative expenses increased $11.1 million, or 8%, during the three months ended June 30, 2011 as compared to the same period of the prior year. Excluding the increase of $5.3 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $5.8 million, or 4%, primarily due to timing of recognition and increases in compensation.

Concerts depreciation and amortization expense increased $6.5 million, or 30%, during the three months ended June 30, 2011 as compared to the same period of the prior year. Excluding the increase of $0.7 million related to the impact of changes in foreign exchange rates, depreciation and amortization expense increased $5.8 million, or 27% primarily due to a non-cash gain on the settlement of a pre-existing relationship with LN—Haymon that lowered amortization expense in the second quarter of 2010.

The increased operating loss for Concerts for the three months ended June 30, 2011 was primarily related to reduced show results for amphitheaters and festivals partially offset by improved arena results. Also, the operating loss was increased by the timing of selling, general and administrative expenses along with the increased amortization expense noted above.

Six Months

Concerts revenue increased $263.9 million, or 21%, during the six months ended June 30, 2011 as compared to the same period of the prior year. Excluding the increase of $55.7 million related to the impact of changes in foreign exchange rates, revenue increased $208.2 million, or 16%, primarily due to increased touring activity in the first six months of 2011 from artists such as U2 and Lady Gaga, increased festival activity internationally, due to timing and new events, and more shows and higher attendance in North American arenas. Partially offsetting these increases was an overall decrease in events and attendance for amphitheaters due to more selective booking.

Concerts direct operating expenses increased $253.8 million, or 25%, during the six months ended June 30, 2011 as compared to the same period of the prior year. Excluding the increase of $49.9 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $203.9 million, or 20%, primarily due to higher expenses associated with the increased event activity noted above.

Concerts selling, general and administrative expenses increased $12.5 million, or 5%, during the six months ended June 30, 2011 as compared to the same period of the prior year. Excluding the increase of $6.1 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $6.4 million, or 3%, primarily due to timing of recognition and increases in compensation.

Concerts depreciation and amortization expense increased $4.6 million, or 9%, during the six months ended June 30, 2011 as compared to the same period of the prior year. Excluding the increase of $0.8 million related to the impact of changes in foreign exchange rates, depreciation and amortization expense increased $3.8 million, or 7%, primarily due to a non-cash gain on the settlement of a pre-existing relationship with LN—Haymon that lowered depreciation expense in 2010.

Concerts acquisition transaction expenses decreased by $6.3 million during the six months ended June 30, 2011 as compared to the same period of the prior year primarily due to changes in the fair value of acquisition-related contingent consideration due to a reduction in forecasted earnings from certain artist relationships.

The increased operating loss for Concerts for the six months ended June 30, 2011 was primarily related to the reduced show results for amphitheaters and festivals partially offset by improved arena results.

Ticketing Results of Operations

Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2011	2010		2011	2010
	(in thousands)			(in thousands)
Revenue	$283,828	$264,421	7%	$580,165	$473,547	23%
Direct operating expenses	134,291	128,910	4%	274,175	231,567	18%
Selling, general and administrative expenses	78,855	77,016	2%	155,965	146,577	6%
Depreciation and amortization	31,976	32,125	-	66,940	55,675	20%
Loss (gain) on sale of operating assets	(76)	646	*	(91)	5,205	*
Acquisition transaction expenses	682	-	*	951	-	*

Operating income	$38,100	$25,724	48%	$82,225	$34,523	*

Operating margin	13.4%	9.7%		14.2%	7.3%

Adjusted operating income **	$71,881	$64,783	11%	$152,454	$111,204	37%

*	Percentages are not meaningful.
**	Adjusted operating income (loss) is discussed in more detail and reconciled to operating income (loss) below.

Three Months

Ticketing revenue increased $19.4 million, or 7%, during the three months ended June 30, 2011 as compared to the same period of the prior year. Excluding the increase of $11.9 million related to the impact of changes in foreign exchange rates, revenue increased $7.5 million, or 3%, primarily due to incremental revenue of $21.3 million resulting from the acquisitions of Ticketnet in November 2010, TGLP in January 2011 and Serviticket in April 2011 along with increased ticket sales in the U.K., Australia and New Zealand and revenue from ticketing services provided for the 2012 Olympics in London. Partially offsetting these increases was a decline in fees for North America due to the change to the contract with AEG which was a requirement of the DOJ’s approval of the Merger along with a decline in ticket volumes and fees on ticket sales. Revenue related to ticketing service charges for our events where we control ticketing is deferred and recognized as the event occurs.

Ticketing direct operating expenses increased $5.4 million, or 4%, during the three months ended June 30, 2011 as compared to the same period of the prior year. Excluding the increase of $5.7 million related to the impact of changes in foreign exchange rates, direct operating expenses decreased $0.3 million primarily due to a reduction of royalty expense driven by the decline in fees noted above, partially offset by incremental direct operating expenses of $11.5 million resulting from the acquisitions noted above.

Ticketing selling, general and administrative expenses increased $1.8 million, or 2%, during the three months ended June 30, 2011 as compared to the same period of the prior year. Excluding the increase of $3.7 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses decreased $1.9 million, or 2%, primarily due to fixed cost savings and headcount reductions, partially offset by incremental selling, general and administrative expenses of $5.4 million resulting from the acquisitions noted above.

The increase in operating income for Ticketing for the three months ended June 30, 2011 was primarily due to ticket fees for the Olympics in London along with increased international ticket volume partially offset by lower domestic fees per ticket.

Six Months

Ticketing revenue increased $106.6 million, or 23%, during the six months ended June 30, 2011 as compared to the same period of the prior year. Excluding the increase of $17.5 million related to the impact of changes in foreign exchange rates, revenue increased $89.1 million, or 19%, primarily due to incremental revenue of $101.4 million resulting from the Merger and the acquisitions of Ticketnet, TGLP and Serviticket along with increased ticket sales in the U.K., Australia and New Zealand and fees related to ticking services for the 2012 Olympics in London. Partially offsetting these increases was a decline in fees in North America primarily due to the AEG contract change and a reduction of $3.7 million relating to our divestiture of Paciolan in March 2010. Revenue related to ticketing service charges for our events where we control ticketing is deferred and recognized as the event occurs.

Ticketing direct operating expenses increased $42.6 million, or 18%, during the six months ended June 30, 2011 as compared to the same period of the prior year. Excluding the increase of $8.0 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $34.6 million, or 15%, primarily due to incremental direct operating expenses of $47.8 million resulting from the Merger and the acquisitions noted above partially offset by a reduction of expense driven by the decline in fees in North America noted above and a reduction of $1.7 million relating to our Paciolan divestiture.

Ticketing selling, general and administrative expenses increased $9.4 million, or 6%, during the six months ended June 30, 2011 as compared to the same period of the prior year. Excluding the increase of $5.6 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $3.8 million, or 3%, primarily due to incremental selling, general and administrative expenses of $28.6 million resulting from the Merger and our acquisitions noted above partially offset by savings due to higher 2010 costs related to severances and non-cash compensation expense, impact of fixed cost savings and headcount reductions, timing of hiring and a reduction of $1.1 million relating to our Paciolan divestiture.

Ticketing depreciation and amortization increased $11.3 million, or 20%, during the six months ended June 30, 2011 as compared to the same period of the prior year. Excluding the increase of $2.1 million related to the impact of changes in foreign exchange rates, depreciation and amortization increased $9.2 million, or 16%, primarily due to incremental depreciation and amortization of $11.7 million resulting from the Merger and the acquisitions noted above.

Ticketing loss on sale of operating assets of $5.2 million during the six months ended June 30, 2010 is primarily due to the sale of Paciolan in March 2010.

The increase in operating income for Ticketing for the six months ended June 30, 2011 was primarily due to the addition of the Ticketmaster ticketing operations for the full period (2010 only includes these operations after the January 25 Merger date), the costs incurred in 2010 related to severance and non-cash compensation from the post-Merger reorganization, increased international ticket sales and earnings from the 2012 Olympics, fixed cost and headcount savings and the impact of our acquisitions noted above.

Artist Nation Results of Operations

Our Artist Nation segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2011	2010		2011	2010
	(in thousands)			(in thousands)
Revenue	$118,430	$88,672	34%	$172,566	$158,268	9%
Direct operating expenses	81,386	55,907	46%	116,267	105,231	10%
Selling, general and administrative expenses	21,609	25,476	(15)%	68,915	46,603	48%
Depreciation and amortization	13,131	10,426	26%	26,612	17,662	51%
Loss (gain) on sale of operating assets	—	(1)	*	1,241	(1)	*
Acquisition transaction expenses	(2,774)	4,734	*	(2,182)	4,734	*

Operating income (loss)	$5,078	$(7,870)	*	$(38,287)	$(15,961)	*

Operating margin	4.3%	(8.9)%		(22.2)%	(10.1)%

Adjusted operating income **	$15,853	$9,813	62%	$15,026	$10,740	40%

*	Percentages are not meaningful.
**	Adjusted operating income (loss) is discussed in more detail and reconciled to operating income (loss) below.

Three Months

Artist Nation revenue increased $29.8 million, or 34%, during the three months ended June 30, 2011 as compared to the same period of the prior year. Excluding the increase of $1.6 million related to the impact of changes in foreign exchange rates, revenue increased $28.2 million, or 32%, primarily due to an increase in sales of tour merchandise driven by increased touring activity, higher VIP package sales and higher commissions for our artist management services along with incremental revenue of $5.1 million resulting from the acquisition of SME in September 2010. Partially offsetting these increases was a decline resulting from a transition of artist-related online businesses to the eCommerce segment in 2011.

Artist Nation direct operating expenses increased $25.5 million, or 46%, during the three months ended June 30, 2011 as compared to the same period of the prior year. Excluding the increase of $1.5 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $24.0 million, or 43%, primarily due to higher costs associated with increased merchandise activity and VIP package sales along with incremental direct operating expenses of $4.5 million resulting from the acquisition noted above. Partially offsetting these increases was a decline resulting from a transition of artist-related online businesses to the eCommerce segment noted above.

Artist Nation selling, general and administrative expenses decreased $3.9 million, or 15%, during the three months ended June 30, 2011 as compared to the same period of the prior year primarily due to a transition of artist-related online businesses to the eCommerce segment along with lower stock-based compensation expense and severance costs incurred in 2010 related to the reorganization of our business units subsequent to the Merger.

Artist Nation depreciation and amortization increased $2.7 million, or 26%, during the three months ended June 30, 2011 as compared to the same period of the prior year primarily due to incremental depreciation and amortization expense from acquisitions.

Artist Nation acquisition transaction expense decreased $7.5 million during the three months ended June 30, 2011 as compared to the same period of the prior year primarily due to the 2011 decrease in the fair value of acquisition-related contingent consideration relating to the timing of a key artist tour along with the 2010 increase in the fair value of acquisition-related contingent consideration relating to improved projections for several artist management businesses.

The increased operating income for Artist Nation for the three months ended June 30, 2011 was driven by higher commissions for our artist management services, increased merchandise sales and reduced stock-based compensation and acquisition transaction expenses.

Six Months

Artist Nation revenue increased $14.3 million, or 9%, during the six months ended June 30, 2011 as compared to the same period of the prior year. Excluding the increase of $1.8 million related to the impact of changes in foreign exchange rates, revenue increased $12.5 million, or 8%, primarily due to incremental revenue of $11.2 million resulting from the timing of our Merger and the acquisition of SME, along with higher VIP package sales and commissions for our artist management services. Partially offsetting these increases was a decline resulting from a transition of artist-related online businesses to the eCommerce segment in 2011 and a decline in merchandise sales.

Artist Nation direct operating expenses increased $11.0 million, or 10%, during the six months ended June 30, 2011 as compared to the same period of the prior year. Excluding the increase of $1.7 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $9.3 million, or 9%, primarily due to incremental direct operating expenses of $8.5 million resulting from the timing of our Merger and the acquisition noted above as well as higher costs associated with the VIP packages. Partially offsetting these increases were declines in direct operating expenses resulting from the transition of artist-related online businesses and reduced merchandise sales.

Artist Nation selling, general and administrative expenses increased $22.3 million, or 48%, during the six months ended June 30, 2011 as compared to the same period of the prior year primarily due to incremental costs of $24.4 million related to the first quarter 2011 acquisition of the remaining interest in Front Line.

Artist Nation depreciation and amortization increased $9.0 million, or 51%, during the six months ended June 30, 2011 as compared to the same period of the prior year primarily due incremental amortization expense related to definite-lived intangible assets resulting from our Merger and other acquisitions and the acceleration of amortization expense for a tradename being phased out.

Artist Nation acquisition transaction expense decreased $6.9 million during the six months ended June 30, 2011 as compared to the same period of the prior year primarily due to the 2011 decrease in the fair value of acquisition-related contingent consideration relating to the timing of a key artist tour along with the 2010 increase in the fair value of acquisition-related contingent consideration relating to improved projections for several artist management businesses.

Artist Nation loss on sale of operating assets of $1.2 million during the six months ended June 30, 2011 is primarily due to the sale of an artist management company in January 2011.

The increased operating loss for Artist Nation for the six months ended June 30, 2011 was driven by costs incurred for the acquisition of the remaining interest in Front Line and the additional amortization expense noted above partially offset by improved results for the artist management business and decreased acquisition transaction expenses.

eCommerce Results of Operations

Our eCommerce segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2011	2010		2011	2010
	(in thousands)			(in thousands)
Revenue	$37,369	$18,895	98%	$66,816	$36,979	81%
Direct operating expenses	6,242	4,128	51%	11,049	6,378	73%
Selling, general and administrative expenses	16,032	12,190	32%	30,031	20,580	46%
Depreciation and amortization	3,177	431	*	5,465	3,084	77%
Loss on sale of operating assets	-	-	*	5	-	*

Operating income	$11,918	$2,146	*	$20,266	$6,937	*

Operating margin	31.9%	11.4%		30.3%	18.8%

Adjusted operating income **	$15,142	$3,196	*	$25,836	$10,932	*

*	Percentages are not meaningful.
**	Adjusted operating income (loss) is discussed in more detail and reconciled to operating income (loss) below.

Three Months

eCommerce revenue increased $18.5 million, or 98%, during the three months ended June 30, 2011 as compared to the same period of the prior year primarily due to increased online advertising and upsell revenue, the transition of the artist-related online business from the Artist Nation segment in 2011 and the expansion of our eCommerce operations internationally, whereby eCommerce is now paid a fee for international online ticket sales in 2011.

eCommerce direct operating expenses increased $2.1 million, or 51%, during the three months ended June 30, 2011 as compared to the same period of the prior year primarily due to incremental direct operating expenses resulting from higher sales and the transition of the artist-related online business noted above partially offset by savings due to a reduction of affiliate programs.

eCommerce selling, general and administrative expenses increased $3.8 million, or 32%, during the three months ended June 30, 2011 as compared to the same period of the prior year primarily due to the expansion of our eCommerce operations internationally and the transition of the artist-related online business.

eCommerce depreciation and amortization increased $2.7 million during the three months ended June 30, 2011 as compared to the same period of the prior year primarily due to additional depreciation expense relating to enhancements to our websites and online storefront.

The increased operating income for eCommerce for the three months ended June 30, 2011 was primarily a result of increased online advertising and upsell revenue, a reduction of affiliate programs and the expansion of our eCommerce operations internationally.

Six Months

eCommerce revenue increased $29.8 million, or 81%, during the six months ended June 30, 2011 as compared to the same period of the prior year primarily due to increased online advertising and upsell revenue, the transition of the artist-related online business from the Artist Nation segment in 2011, the expansion of our eCommerce operations internationally, whereby eCommerce is now paid a fee for international online ticket sales in 2011, and incremental revenue of $5.4 million resulting from the timing of our Merger.

eCommerce direct operating expenses increased $4.7 million, or 73%, during the six months ended June 30, 2011 as compared to the same period of the prior year primarily due to incremental direct operating expenses resulting from higher sales and the transition of the artist-related online business noted above partially offset by a reduction of affiliate programs.

eCommerce selling, general and administrative expenses increased $9.5 million, or 46%, during the six months ended June 30, 2011 as compared to the same period of the prior year primarily due to the expansion of our eCommerce operations internationally, the transition of the artist-related online business along with incremental selling, general and administrative expenses of $3.0 million resulting from our Merger.

eCommerce depreciation and amortization increased $2.4 million, or 77%, during the six months ended June 30, 2011 as compared to the same period of the prior year primarily due to additional depreciation expense relating to enhancements to our websites and online storefront.

The increased operating income for eCommerce for the six months ended June 30, 2011 was primarily a result of increased online advertising and upsell revenue, a reduction of affiliate programs, expansion of our eCommerce operations internationally and a full six months of results related to our Merger.

Sponsorship Results of Operations

Our Sponsorship segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2011	2010		2011	2010
	(in thousands)			(in thousands)
Revenue	$49,627	$38,825	28%	$74,423	$60,062	24%
Direct operating expenses	9,669	5,902	64%	15,864	12,036	32%
Selling, general and administrative expenses	7,481	6,445	16%	15,177	13,364	14%
Depreciation and amortization	89	62	44%	188	121	55%
Loss on sale of operating assets	-	-	*	-	6	*

Operating income	$32,388	$26,416	23%	$43,194	$34,535	25%

Operating margin	65.3%	68.0%		58.0%	57.5%

Adjusted operating income **	$32,595	$26,400	23%	$43,648	$35,025	25%

*	Percentages are not meaningful.
**	Adjusted operating income (loss) is discussed in more detail and reconciled to operating income (loss) below.

Three Months

Sponsorship revenue increased $10.8 million, or 28%, during the three months ended June 30, 2011 as compared to the same period of the prior year primarily due to the timing of festivals in Italy and Belgium, new sponsorship agreements and renewal or expansion of existing sponsor arrangements.

Sponsorship direct operating expense increased $3.8 million, or 64%, during the three months ended June 30, 2011 as compared to the same period of the prior year primarily driven by the increased revenue and, in certain cases, increased fulfillment costs on some programs.

Sponsorship operating income increased $6.0 million, or 23%, during the three months ended June 30, 2011 as compared to the same period of the prior year primarily due to the timing of festivals, along with new or increased sponsorship relationships.

Six Months

Sponsorship revenue increased $14.4 million, or 24%, and operating income increased $8.7 million, or 25%, during the six months ended June 30, 2011 as compared to the same period of the prior year primarily due to the timing of festivals in Italy and Belgium, new sponsorship agreements and renewal or expansion of existing arrangements.

Sponsorship direct operating expense increased $3.8 million, or 32%, during the six months ended June 30, 2011 as compared to the same period of the prior year primarily driven by the increased revenue and, in certain cases, increased fulfillment costs on some programs.

Sponsorship operating income increased $8.7 million, or 25%, during the six months ended June 30, 2011 as compared to the same period of the prior year primarily due to the timing of festivals, along with new or increased sponsorship relationships.

Reconciliation of Segment Operating Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Concerts	$(7,929)	$1,543	$(72,661)	$(71,371)
Ticketing	38,100	25,724	82,225	34,523
Artist Nation	5,078	(7,870)	(38,287)	(15,961)
eCommerce	11,918	2,146	20,266	6,937
Sponsorship	32,388	26,416	43,194	34,535
Other	197	451	349	641
Corporate	(27,379)	(22,804)	(54,874)	(70,034)

Consolidated operating income (loss)	$52,373	$25,606	$(19,788)	$(80,730)

Reconciliation of Segment Adjusted Operating Income (Loss)

AOI is a non-GAAP financial measure that we define as operating income (loss) before acquisition expenses (including transaction costs, changes in the fair value of accrued acquisition-related contingent consideration arrangements, Merger bonuses, payments under the Azoff Trust note and acquisition-related severance), depreciation and amortization (including goodwill impairment), loss (gain) on sale of operating assets and non-cash and certain stock-based compensation expense (including expense associated with grants of certain stock-based awards which are classified as liabilities). We use AOI to evaluate the performance of our operating segments. We believe that information about AOI assists investors by allowing them to evaluate changes in the operating results of our portfolio of businesses separate from non-operational factors that affect net income, thus providing insights into both operations and the other factors that affect reported results. AOI is not calculated or presented in accordance with GAAP. A limitation of the use of AOI as a performance measure is that it does not reflect the periodic costs of certain amortizing assets used in generating revenue in our business. Accordingly, AOI should be considered in addition to, and not as a substitute for, operating income (loss), net income (loss), and other measures of financial performance reported in accordance with GAAP. Furthermore, this measure may vary among other companies; thus, AOI as presented herein may not be comparable to similarly titled measures of other companies.

The following table sets forth the computation of adjusted operating income (loss):

	Adjusted operating income (loss)	Non-cash and stock- based compensation expense	Loss (gain) on sale of operating assets	Depreciation and amortization	Acquisition expenses	Operating income (loss)
	(in thousands)
Three Months Ended June 30, 2011
Concerts	$19,762	$1,328	$(678)	$28,302	$(1,261)	$(7,929)
Ticketing	71,881	1,187	(76)	31,976	694	38,100
Artist Nation	15,853	418	—	13,131	(2,774)	5,078
eCommerce	15,142	47	—	3,177	—	11,918
Sponsorship	32,595	119	—	89	(1)	32,388
Other and Eliminations	99	—	94	(192)	—	197
Corporate	(16,790)	4,551	—	444	5,594	(27,379)

Total	$138,542	$7,650	$(660)	$76,927	$2,252	$52,373

Three Months Ended June 30, 2010
Concerts	$24,251	$1,625	$(1,282)	$21,753	$612	$1,543
Ticketing	64,783	3,491	646	32,125	2,797	25,724
Artist Nation	9,813	1,602	(1)	10,426	5,656	(7,870)
eCommerce	3,196	184	—	431	435	2,146
Sponsorship	26,400	107	—	62	(185)	26,416
Other and Eliminations	(585)	—	—	(1,036)	—	451
Corporate	(14,695)	3,862	—	547	3,700	(22,804)

Total	$113,163	$10,871	$(637)	$64,308	$13,015	$25,606

Six Months Ended June 30, 2011
Concerts	$(21,488)	$2,989	$(690)	$54,715	$(5,841)	$(72,661)
Ticketing	152,454	2,573	(91)	66,940	807	82,225
Artist Nation	15,026	27,642	1,241	26,612	(2,182)	(38,287)
eCommerce	25,836	100	5	5,465	—	20,266
Sponsorship	43,648	267	—	188	(1)	43,194
Other and Eliminations	141	—	170	(378)	—	349
Corporate	(32,019)	9,386	—	866	12,603	(54,874)

Total	$183,598	$42,957	$635	$154,408	$5,386	$(19,788)

Six Months Ended June 30, 2010
Concerts	$(18,253)	$3,624	$(1,269)	$50,156	$607	$(71,371)
Ticketing	111,204	9,345	5,205	55,675	6,456	34,523
Artist Nation	10,740	3,197	(1)	17,662	5,843	(15,961)
eCommerce	10,932	232	—	3,084	679	6,937
Sponsorship	35,025	223	6	121	140	34,535
Other and Eliminations	(397)	—	(7)	(1,031)	—	641
Corporate	(33,883)	16,973	—	1,274	17,904	(70,034)

Total	$115,368	$33,594	$3,934	$126,941	$31,629	$(80,730)

Liquidity and Capital Resources

Our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, are funded from operations or from borrowings under our senior secured credit facility described below. Our cash is currently centrally managed on a worldwide basis. Our primary short-term liquidity needs are to fund general working capital requirements and capital expenditures while our long-term liquidity needs are primarily related to acquisitions and debt repayment. Our primary sources of funds for our short-term liquidity needs will be cash flows from operations and borrowings under our senior secured credit facility, while our long-term sources of funds will be from cash flows from operations, long-term bank borrowings and other debt or equity financing.

Our balance sheet reflects cash and cash equivalents of $1.0 billion at June 30, 2011 and $892.8 million at December 31, 2010. Included in the June 30, 2011 and December 31, 2010 cash and cash equivalents balance is $397.2 million and $384.5 million, respectively, of funds representing amounts equal to the face value of tickets sold on behalf of clients and the clients’ share of convenience and order processing charges, or client funds. The Company does not utilize client funds for its own financing or investing activities as the amounts are payable to clients. Our balance sheet reflects current and long-term debt of $1.733 billion at June 30, 2011 and $1.732 billion at December 31, 2010. Our weighted-average cost of debt, excluding the debt discounts on our term loan and convertible notes and the debt premium on our 10.75% senior notes, was 6.0% at June 30, 2011.

Our cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash in our operating accounts and invested cash. Cash held in operating accounts in many cases exceeds the Federal Deposit Insurance Corporation insurance limits. The invested cash is invested in interest-bearing funds invested in bank deposits. While we monitor cash and cash equivalent balances in our operating accounts on a regular basis and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail. To date, we have experienced no loss or lack of access to our cash and cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Sources of Cash

Liberty Media Subscription Agreement

In February 2011, we entered into a subscription agreement with Liberty Media. Pursuant to the subscription agreement, in February and June 2011, we sold to Liberty Media 1.8 million and 5.5 million shares, respectively, of our common stock for cash consideration of $18.8 million and $57.7 million, respectively.

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

Borrowings on the May 2010 senior secured credit facility were primarily used to repay the borrowings under ours and Ticketmaster’s then existing credit facilities, convert existing preferred stock of one of our subsidiaries into the right to receive a cash payment and settle this obligation, pay related fees and expenses and for general corporate purposes. During the six months ended June 30, 2011, we made principal payments totaling $7.8 million on these term loans. At June 30, 2011, the outstanding balances on the term loans, net of discount, was $879.2 million. There were no borrowings under the revolving credit facility as of June 30, 2011. Based on our letters of credit of $49.5 million, $250.5 million was available for future borrowings.

8.125% Senior Notes

In May 2010, we issued $250 million of 8.125% senior notes due 2018. Interest on the notes is payable semi-annually in cash in arrears on May 15 and November 15 of each year, beginning on November 15, 2010, and the notes will mature on May 15, 2018. We may redeem some or all of the notes at any time prior to May 15, 2014 at a price equal to 100% of the principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium using a discount rate equal to the Treasury Rate plus 50 basis points. We may also redeem up to 35% of the notes from the proceeds of certain equity offerings prior to May 15, 2013, at a price equal to 108.125% of the principal amount, plus any accrued and unpaid interest. In addition, on or after May 15, 2014, we may redeem some or all of the notes at any time at redemption prices that start at 104.063% of the principal amount. We must also offer to redeem the notes at 101% of the aggregate principal amount, plus accrued and unpaid interest to the repurchase date, if we experience certain kinds of changes of control. Borrowings on the 8.125% senior notes were primarily used to partially repay the borrowings under ours and Ticketmaster’s then existing credit facilities.

Debt Covenants

Our senior secured credit facility, which was entered into in May 2010, contains a number of covenants and restrictions that, among other things, requires us to satisfy certain financial covenants and restricts our and our subsidiaries’ ability to incur additional debt, make certain investments and acquisitions, repurchase our stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets, merge or consolidate, and pay dividends and make distributions (with the exception of subsidiary dividends or distributions to the parent company or other subsidiaries on at least a pro-rata basis with any noncontrolling interest partners). Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the credit facility becoming immediately due and payable. The senior secured credit facility agreement has two covenants measured quarterly that relate to total leverage and interest coverage. The consolidated total leverage covenant requires us to maintain a ratio of consolidated total debt to consolidated EBITDA (both as defined in the credit agreement) of less than 4.9x over the trailing four consecutive quarters. The total leverage ratio will reduce to 4.5x on September 30, 2011, 4.0x on September 30, 2012, 3.75x on September 30, 2013 and 3.5x on March 31, 2015. The consolidated interest coverage covenant requires us to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense (both as defined in the credit agreement) of 2.5x over the trailing four consecutive quarters. The interest coverage will increase to 2.75x on September 30, 2011, and 3.0x on September 30, 2012.

The indentures governing our 10.75% senior notes and the 8.125% senior notes contain covenants that limit, among other things, our ability and the ability of our restricted subsidiaries to incur certain additional indebtedness and issue preferred stock; make certain distributions, investments and other restricted payments; sell certain assets; agree to any restrictions on the ability of restricted subsidiaries to make payments to us; merge, consolidate or sell all of our assets; create certain liens; and engage in transactions with affiliates on terms that are not arm’s length. Certain covenants, including those pertaining to incurrence of indebtedness, restricted payments, asset sales, mergers and transactions with affiliates will be suspended during any period in which the notes are rated investment grade by both rating agencies and no default or event of default under the indentures has occurred and is continuing. The 10.75% senior notes and the 8.125% senior notes each contain two incurrence-based financial covenants, as defined, requiring a minimum fixed charge coverage ratio of 2.0 to 1.0 and a maximum secured indebtedness leverage ratio of 2.75 to 1.0.

Some of our other subsidiary indebtedness includes restrictions on acquisitions and prohibits payment of ordinary dividends. They also have financial covenants including minimum consolidated EBITDA to consolidated net interest payable, minimum consolidated cash flow to consolidated debt service and maximum consolidated debt to consolidated EBITDA, all as defined in the applicable debt agreements.

As of June 30, 2011, we believe we were in compliance with all of our debt covenants. We expect to remain in compliance with all of our debt covenants throughout 2011.

Guarantees of Third-Party Obligations

As of June 30, 2011 and December 31, 2010, we guaranteed the debt of third parties of approximately $4.3 million and $3.2 million, respectively, primarily related to maximum credit limits on employee and tour-related credit cards and guarantees of bank lines of credit of a nonconsolidated affiliate and a third-party promoter.

Uses of Cash

Acquisitions

When we make acquisitions, the acquired entity may have cash on its balance sheet at the time of acquisition. All amounts discussed in this section are presented net of any cash acquired. During the six months ended June 30, 2011, we used $19.9 million in cash primarily for the January 2011 acquisition in our Ticketing segment of TGLP, the March and May 2011 acquisitions in our Artist Nation segment of 50% interests in two artist management companies in the U.K. and one in the U.S. and the April 2011 acquisition in our Ticketing segment of Serviticket.

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

Our capital expenditures, including accruals but excluding expenditures funded by outside parties such as landlords or replacements funded by insurance companies, consisted of the following:

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Maintenance capital expenditures	$28,876	$22,623
Revenue generating capital expenditures	15,772	7,193

Total capital expenditures	$44,648	$29,816

Maintenance capital expenditures during the first six months of 2011 increased from the same period of the prior year primarily due to expenditures relating to the integration of our financial systems and offices as a result of the Merger.

Revenue generating capital expenditures during the first six months of 2011 increased from the same period of the prior year primarily related to the re-platforming of our ticketing system and website enhancements.

We currently expect capital expenditures to be approximately $115 million for the full year 2011.

Cash Flows

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Cash provided by (used in):
Operating activities	$132,665	$168,279
Investing activities	$(57,091)	$557,351
Financing activities	$(10,069)	$79,166

Operating Activities

Cash provided by operations was $132.7 million for the six months ended June 30, 2011, compared to $168.3 million for the six months ended June 30, 2010. The $35.6 million decrease resulted primarily from the net changes in the event-related operating accounts which are dependent on the timing of ticket sales along with the size and number of events for upcoming periods partially offset by the increase in the cash-related portion of net income. During the first six months of 2011, we received less deferred revenue and collected less accounts receivable partially offset by lower payments of prepaid event-related expenses and higher accrued event-related expenses as compared to the same period in the prior year. Also contributing to the decrease in cash provided by operations was $22.2 million in payments related to the 2011 acquisition of certain of the remaining equity interests in Front Line that were classified as liabilities.

Investing Activities

Cash used in investing activities was $57.1 million for the six months ended June 30, 2011, compared to cash provided by investing activities of $557.4 million for the six months ended June 30, 2010. The $614.5 million increase in cash used is primarily due to $576.5 million of cash acquired in the Merger in 2010.

Financing Activities

Cash used in financing activities was $10.1 million for the six months ended June 30, 2011, compared to cash provided by financing activities of $79.2 million for the six months ended June 30, 2010. The $89.3 million increase in cash used was primarily a result of net proceeds received in 2010 from the issuance of $250 million of 8.125% senior notes and our new senior secured credit facility, after repayment of the borrowings under the Live Nation and Ticketmaster credit facilities, payment of debt issuance costs as well as the redemption of preferred stock, as compared to only a net paydown in 2011 on the new term loans. The increase was also a result of cash used for purchases of noncontrolling interests, primarily related to the 2011 acquisition of the remaining equity interests in Front Line. These increases were partially offset by proceeds received in 2011 from the sale of common stock in connection with the subscription agreement with Liberty Media.

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

Foreign Currency Risk

We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported operating income of $47.3 million for the six months ended June 30, 2011. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the six months ended June 30, 2011 by $4.7 million. As of June 30, 2011, our primary foreign exchange exposure included the Euro, British Pound and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities.

We primarily use forward currency contracts in addition to options to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. We also enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At June 30, 2011, we had forward currency contracts outstanding with a notional amount of $111.8 million.

Interest Rate Risk

Our market risk is also affected by changes in interest rates. We had $1.733 billion total debt, net of unamortized discounts and premiums, outstanding as of June 30, 2011. Of the total amount, taking into consideration existing interest rate hedges, we have $936.8 million of fixed-rate debt and $796.1 million of floating-rate debt.

Based on the amount of our floating-rate debt as of June 30, 2011, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $2.0 million when the floor rate is not applicable. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of June 30, 2011 with no subsequent change in rates for the remainder of the period.

At June 30, 2011, we have one interest rate cap agreement that is designated as a cash flow hedge for accounting purposes. The interest rate cap had a notional amount of $92.5 million at June 30, 2011, and limits our cash flow exposure to an interest rate of 4% per annum. This agreement expires on June 30, 2013. The fair value of this agreement at June 30, 2011 was a de minimis asset. This agreement was put in place to reduce the variability of a portion of the cash flows from the interest payments related to the May 2010 senior secured credit facility. The terms of the May 2010 senior secured credit facility require one or more interest rate protection agreements, with an effect of fixing or limiting the interest costs, for at least 50% of the consolidated total funded debt at the closing date for at least three years. Upon the execution of this interest rate cap agreement, the existing interest rate protection agreements fully met this requirement.

Through our AMG subsidiary, we have two interest rate swap agreements with a $35.2 million aggregate notional amount that effectively convert a portion of our floating-rate debt to a fixed-rate basis. Both agreements expire in December 2015. Also, in connection with the financing of the redevelopment of the O2 Dublin, we have an interest rate swap agreement with a notional amount of $14.4 million that expires in December 2013, effectively converting a portion of our floating-rate debt to a fixed-rate basis. These interest rate swap agreements have not been designated as hedging instruments. Therefore, any change in fair value is recorded in earnings during the period of the change.

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

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is as follows:

Six Months Ended June 30,		Year Ended December 31,
2011	2010	2010	2009	2008	2007
*	*	*	*	*	*

*	For the six months ended June 30, 2011 and 2010, fixed charges exceeded earnings from continuing operations before income taxes and fixed charges by $78.8 million and $155.3 million, respectively. For the years ended December 31, 2010, 2009, 2008 and 2007, fixed charges exceeded earnings from continuing operations before income taxes and fixed charges by $193.6 million, $116.5 million, $358.6 million and $45.8 million, respectively.

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

Recently Adopted Pronouncements

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

Recently Issued Pronouncements

In May 2011, the FASB issued guidance that improves comparability of fair value measurements presented and disclosed in financial statements. This guidance clarifies the application of existing fair value measurement requirements including (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s stockholders’ equity, and (3) quantitative information required for fair value measurements categorized within Level 3. It also provides guidance on measuring the fair value of financial instruments managed within a portfolio, and application of premiums and discounts in a fair value measurement. Lastly, it requires additional disclosure for Level 3 measurements regarding the sensitivity of the fair value to changes in unobservable inputs and any interrelationships between those inputs. The amendments in this guidance are to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011. We will adopt this guidance on January 1, 2012 and do not expect the adoption of this standard to have a material effect on our financial position or results of operations.

In June 2011, the FASB issued guidance which revises the manner in which entities present comprehensive income in their financial statements. The new guidance eliminates the presentation option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or in two separate, but consecutive, statements. This guidance does not change the items that must be reported in other comprehensive income, however, if does require the entity to present on the face of the financial statements reclassification adjustments for the items that are reclassified from OCI to net income in the financial statements where the components of net income and OCI are presented. This guidance is effective for interim and annual periods beginning after December 15, 2011. Early adoption of the new guidance is permitted and full retrospective application is required. We will adopt this guidance on January 1, 2012.

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

There have been no changes to our critical accounting policies during the six months ended June 30, 2011.

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

Based on their evaluation as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In May 2010, we responded to CTS’s request for arbitration and filed counterclaims asserting that CTS breached the CTS Agreement by failing to provide ticketing platforms that met the standard required by the CTS Agreement for the North American and European markets. We are seeking relief primarily in the form of damages and a declaration that we validly terminated the CTS Agreement based on CTS’s material breaches. We deny that CTS is entitled to collect damages for royalties that would have been paid over the full 10-year term of the CTS Agreement or on Ticketmaster-controlled tickets. The matter has been assigned to an arbitrator and a hearing was conducted in late July and early August 2011, with post-hearing proceedings anticipated in the coming months. While it is reasonably possible that a loss related to this matter could be incurred by us in a future period, we do not believe that a loss is probable of occurring at this time. Considerable uncertainty remains regarding the validity of the claims and damages asserted against us. As a result, we are currently unable to estimate the possible loss or range of loss for this matter. We intend to vigorously defend the action.

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

Ticketing Fees Consumer Class Action Litigation

In October 2003, a putative representative action was filed in the Superior Court of California challenging Ticketmaster’s charges to online customers for shipping fees and alleging that its failure to disclose on its website that the charges contain a profit component is unlawful. The complaint asserted a claim for violation of California’s Unfair Competition Law, or UCL, and sought restitution or disgorgement of the difference between (i) the total shipping fees charged by Ticketmaster in connection with online ticket sales during the applicable period, and (ii) the amount that Ticketmaster actually paid to the shipper for delivery of those tickets. In August 2005, the plaintiff filed a first amended complaint, then pleading the case as a putative class action and adding the claim that Ticketmaster’s website disclosures in respect of its ticket order-processing fees constitute false advertising in violation of California’s False Advertising Law. On this new claim, the amended complaint seeks restitution or disgorgement of the entire amount of order-processing fees charged by Ticketmaster during the applicable period. In April 2009, the Court granted the plaintiff’s motion for leave to file a second amended complaint adding new claims that (a) Ticketmaster’s order processing fees are unconscionable under the UCL, and (b) Ticketmaster’s alleged business practices further violate the California Consumer Legal Remedies Act. Plaintiff later filed a third amended complaint, to which Ticketmaster filed a demurrer in July 2009. The Court overruled Ticketmaster’s demurrer in October 2009.

The plaintiff filed a class certification motion in August 2009, which Ticketmaster opposed. In February 2010, the Court granted certification of a class on the first and second causes of action, which allege that Ticketmaster misrepresents/omits the fact of a profit component in our shipping and order processing fees. The class would consist of California consumers who purchased tickets through Ticketmaster’s website from 1999 to present. The Court denied certification of a class on the third and fourth causes of action, which allege that Ticketmaster’s shipping and order processing fees are unconscionably high. In March 2010, Ticketmaster filed a Petition for Writ of Mandate with the California Court of Appeal, and plaintiffs also filed a motion for reconsideration of the Superior Court’s class certification order. In April 2010, the Superior Court denied plaintiffs’ Motion for Reconsideration of the Court’s class certification order, and the Court of Appeal denied Ticketmaster’s Petition for Writ of Mandate. In June 2010, the Court of Appeal granted the plaintiffs’ Petition for Writ of Mandate and ordered the Superior Court to vacate its February 2010 order denying plaintiffs’ motion to certify a national class and enter a new order granting plaintiffs’ motion to certify a nationwide class on the first and second claims. In September 2010, Ticketmaster filed its Motion for Summary Judgment on all causes of action in the Superior Court, and that same month plaintiffs filed their Motion for Summary Adjudication of various affirmative defenses asserted by Ticketmaster. In November 2010, Ticketmaster filed their Motion to Decertify Class.

In December 2010, the parties entered into a binding term sheet that provided for the settlement of the litigation and the resolution of all claims set forth therein. In April 2011, the parties entered into a long-form agreement memorializing their settlement. Ticketmaster and its parent, Live Nation, have not acknowledged any violations of law or liability in connection with the matter, but agreed to the settlement in order to eliminate the uncertainties and expense of further protracted litigation.

On June 3, 2011, after a hearing on the plaintiffs’ motion for preliminary approval of the settlement, the Court declined to approve the settlement reached by the parties in its current form and, as a result, litigation continues in this matter. On September 2, 2011, the Court is scheduled to hear Ticketmaster’s Motion to Decertify the Class, its Motion for Summary Judgment and the plaintiffs’ Motion for Summary Adjudication. Trial is scheduled to begin in October of 2011. As of June 30, 2011, we have accrued $21.2 million, our best estimate of the probable costs associated with this matter. This estimate is based on the probable costs associated with the settlement referred to above which, while it is of no force or effect following the Court’s decision on June 3, 2011, continues to provide the best estimate of the probable costs associated with this matter. While it is reasonably possible that an additional loss related to this matter could be incurred by us in a future period, we do not believe that an additional loss is probable of occurring at this time. Considerable uncertainty remains regarding the validity of the claims and damages asserted against us and/or the potential for any settlement. As a result, we are currently unable to estimate any additional possible loss or range of loss for this matter. We intend to vigorously defend this action.

Canadian Consumer Class Action Litigation Relating to TicketsNow

In February 2009, five putative consumer class action complaints were filed in various provinces of Canada against TicketsNow, Ticketmaster, Ticketmaster Canada Ltd. and Premium Inventory, Inc. All of the cases allege essentially the same set of facts and causes of action. Each plaintiff purports to represent a class consisting of all persons who purchased a ticket from Ticketmaster, Ticketmaster Canada Ltd. or TicketsNow from February 2007 to present and alleges that Ticketmaster conspired to divert a large number of tickets for resale through the TicketsNow website at prices higher than face value. The plaintiffs characterize these actions as being in violation of Ontario’s Ticket Speculation Act, the Amusement Act of Manitoba, the Amusement Act of Alberta or the Quebec Consumer Protection Act. The Ontario case contains the additional allegation that Ticketmaster’s and TicketsNow’s service fees run afoul of anti-scalping laws. Each lawsuit seeks compensatory and punitive damages on behalf of the class. While it is reasonably possible that a loss related to this matter could be incurred by us in a future period, we do not believe that a loss is probable of occurring at this time. Considerable uncertainty remains regarding the validity of the claims and damages asserted against us. As a result, we are currently unable to estimate the possible loss or range of loss for this matter. We intend to vigorously defend all claims in all of the actions.

United States Consumer Class Action Litigation Relating to TicketsNow

From February through June 2009, eleven putative class action lawsuits asserting causes of action under various state consumer protection laws were filed against Ticketmaster and TicketsNow in U.S. District Courts in California, New Jersey, Minnesota, Pennsylvania and North Carolina. The lawsuits allege that Ticketmaster and TicketsNow unlawfully deceived consumers by, among other things, selling large quantities of tickets to TicketsNow’s ticket brokers, either prior to or at the time that tickets for an event go on sale, thereby forcing consumers to purchase tickets at significantly marked-up prices on TicketsNow.com instead of Ticketmaster.com. The plaintiffs further claim violation of the consumer protection laws by Ticketmaster’s alleged “redirecting” of consumers from Ticketmaster.com to TicketsNow.com, thereby engaging in false advertising and an unfair business practice by deceiving consumers into inadvertently purchasing tickets from TicketsNow for amounts greater than face value. The plaintiffs claim that Ticketmaster has been unjustly enriched by this conduct and seek compensatory damages, a refund to every class member of the difference between tickets’ face value and the amount paid to TicketsNow, an injunction preventing Ticketmaster from engaging in further unfair business practices with TicketsNow and attorneys’ fees and costs. In July 2009, all of the cases were consolidated and transferred to the U.S. District Court for the Central District of California. The plaintiffs filed their consolidated class action complaint in September 2009, to which Ticketmaster filed its answer the following month. In July 2010, Ticketmaster filed its Motion for Summary Judgment. In April 2011, the parties filed a Stipulation wherein they stated that they have agreed on all material terms of a proposed settlement. As of June 30, 2011, we have accrued $2.1 million, our best estimate of the probable costs associated with this settlement. This liability includes an estimated redemption rate. Any difference between our estimated redemption rate and the actual redemption rate we experience will impact the final settlement amount; however, we do not expect this difference to be material.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

All disclosures required by this Item for the quarter have been previously reported on a Current Report on Form 8-K filed on June 20, 2011.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

		Exhibit Description	Incorporated by Reference					Filed Here with
Exhibit No.			Form	File No.	Exhibit No.	Filing Date	Filed By
2.1		Agreement and Plan of Merger, dated February 10, 2009, between Ticketmaster Entertainment, Inc. and Live Nation, Inc.	8-K	001-32601	2.1	2/13/2009	Live Nation Entertainment, Inc.
10.1		Subscription Agreement, dated as of February 4, 2011, by and between Liberty Media Corporation and Live Nation Entertainment, Inc.	8-K	001-32601	10.2	2/7/2011	Live Nation Entertainment, Inc.
10.2	§	Live Nation Entertainment, Inc. 2006 Annual Incentive Plan, as amended and restated as of April 15, 2011.	8-K	001-32601	10.2	6/20/2011	Live Nation Entertainment, Inc.
10.3	§	Live Nation Entertainment, Inc. 2005 Stock Incentive Plan, as amended and restated as of April 15, 2011.	8-K	001-32601	10.3	6/20/2011	Live Nation Entertainment, Inc.
31.1		Certification of Chief Executive Officer.						X
31.2		Certification of Chief Financial Officer.						X
32.1		Section 1350 Certification of Chief Executive Officer.						X
32.2		Section 1350 Certification of Chief Financial Officer.						X
101.INS	*	XBRL Instance Document						X
101.SCH	*	XBRL Taxonomy Schema Document						X
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document						X
101.DEF	*	XBRL Taxonomy Definition Linkbase Document						X
101.LAB	*	XBRL Taxonomy Label Linkbase Document						X
101.PRE	*	XBRL Taxonomy Presentation Linkbase Document						X

§	Management contract or compensatory plan or arrangement.
*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2011.

LIVE NATION ENTERTAINMENT, INC.

By:	/s/ BRIAN CAPO
Brian Capo
Chief Accounting Officer

EXHIBIT INDEX

		Exhibit Description	Incorporated by Reference					Filed Here with
Exhibit No.			Form	File No.	Exhibit No.	Filing Date	Filed By
2.1		Agreement and Plan of Merger, dated February 10, 2009, between Ticketmaster Entertainment, Inc. and Live Nation, Inc.	8-K	001-32601	2.1	2/13/2009	Live Nation Entertainment, Inc.
10.1		Subscription Agreement, dated as of February 4, 2011, by and between Liberty Media Corporation and Live Nation Entertainment, Inc.	8-K	001-32601	10.2	2/7/2011	Live Nation Entertainment, Inc.
10.2	§	Live Nation Entertainment, Inc. 2006 Annual Incentive Plan, as amended and restated as of April 15, 2011.	8-K	001-32601	10.2	6/20/2011	Live Nation Entertainment, Inc.
10.3	§	Live Nation Entertainment, Inc. 2005 Stock Incentive Plan, as amended and restated as of April 15, 2011.	8-K	001-32601	10.3	6/20/2011	Live Nation Entertainment, Inc.
31.1		Certification of Chief Executive Officer.						X
31.2		Certification of Chief Financial Officer.						X
32.1		Section 1350 Certification of Chief Executive Officer.						X
32.2		Section 1350 Certification of Chief Financial Officer.						X
101.INS	*	XBRL Instance Document						X
101.SCH	*	XBRL Taxonomy Schema Document						X
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document						X
101.DEF	*	XBRL Taxonomy Definition Linkbase Document						X
101.LAB	*	XBRL Taxonomy Label Linkbase Document						X
101.PRE	*	XBRL Taxonomy Presentation Linkbase Document						X

§	Management contract or compensatory plan or arrangement.
*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.