Form 10-Q
period 2011-09-30
Live Nation Entertainment, Inc.
filed 2011-11-03
CIK 1335258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011,

or

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

On October 28, 2011, there were 189,477,803 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 3,331,901 shares of unvested restricted stock awards and excluding 585,570 shares held in treasury.

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

Ticketnet	Ticketnet S.A.
TicketsNow	TNow Entertainment Group, Inc.
Vector	Vector Management LLC and Vector West LLC

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(unaudited)	(audited)
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$782,573	$892,758
Accounts receivable, less allowance of $12,480 as of September 30, 2011 and $10,898 as of December 31, 2010	489,236	329,947
Prepaid expenses	324,256	348,309
Other current assets	40,736	32,483

Total current assets	1,636,801	1,603,497
Property, plant and equipment
Land, buildings and improvements	853,141	850,124
Computer equipment and capitalized software	240,279	218,294
Furniture and other equipment	170,280	168,508
Construction in progress	56,094	24,528

	1,319,794	1,261,454
Less accumulated depreciation	604,038	524,390

	715,756	737,064
Intangible assets
Definite-lived intangible assets, net	896,837	997,268
Indefinite-lived intangible assets	377,508	375,214
Goodwill	1,247,752	1,226,416
Investments in nonconsolidated affiliates	51,187	30,077
Other long-term assets	242,860	226,024

Total assets	$5,168,701	$5,195,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, client accounts	$413,347	$462,301
Accounts payable	108,272	76,876
Accrued expenses	561,925	498,864
Deferred revenue	273,950	335,539
Current portion of long-term debt	56,563	54,150
Other current liabilities	24,007	46,491

Total current liabilities	1,438,064	1,474,221

Long-term debt, net	1,667,939	1,677,714
Long-term deferred income taxes	177,419	219,143
Other long-term liabilities	162,502	215,273
Commitments and contingent liabilities (Note 6)

Redeemable noncontrolling interests	-	107,541

Stockholders’ equity
Common stock	1,867	1,724
Additional paid-in capital	2,233,479	2,053,233
Accumulated deficit	(645,666)	(662,175)
Cost of shares held in treasury	(5,313)	(6,122)
Accumulated other comprehensive loss	(5,072)	(22,244)

Total Live Nation Entertainment, Inc. stockholders’ equity	1,579,295	1,364,416
Noncontrolling interests	143,482	137,252

Total stockholders’ equity	1,722,777	1,501,668

Total liabilities and stockholders’ equity	$5,168,701	$5,195,560

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands except share and per share data)
Revenue	$1,790,025	$1,835,806	$4,198,316	$3,825,902
Operating expenses:
Direct operating expenses	1,286,304	1,388,295	2,971,579	2,769,334
Selling, general and administrative expenses	282,462	244,694	822,226	729,189
Depreciation and amortization	83,341	70,249	237,749	197,190
Loss (gain) on sale of operating assets	231	(779)	866	3,155
Corporate expenses	27,385	27,660	73,011	86,666
Acquisition transaction expenses	5,493	2,581	7,864	17,992

Operating income	104,809	103,106	85,021	22,376

Interest expense	30,388	29,280	90,462	85,773
Loss on extinguishment of debt	-	-	-	21,172
Interest income	(1,023)	(709)	(2,848)	(2,143)
Equity in earnings of nonconsolidated affiliates	(2,777)	(629)	(5,549)	(2,884)
Other expense (income), net	6,461	(212)	7,207	(1,845)

Income (loss) from continuing operations before income taxes	71,760	75,376	(4,251)	(77,697)
Income tax expense (benefit)	8,739	10,338	(29,544)	10,755

Income (loss) from continuing operations	63,021	65,038	25,293	(88,452)
Loss from discontinued operations, net of tax	-	(3,213)	-	(3,893)

Net income (loss)	63,021	61,825	25,293	(92,345)
Net income attributable to noncontrolling interests	11,309	10,818	8,784	11,648

Net income (loss) attributable to Live Nation Entertainment, Inc.	$51,712	$51,007	$16,509	$(103,993)

Basic net income (loss) per common share attributable to common stockholders:
Income (loss) from continuing operations attributable to Live Nation Entertainment, Inc.	$0.28	$0.32	$0.09	$(0.62)
Loss from discontinued operations attributable to Live Nation Entertainment, Inc.	-	(0.02)	-	(0.02)

Net income (loss) attributable to Live Nation Entertainment, Inc.	$0.28	$0.30	$0.09	$(0.64)

Diluted net income (loss) per common share attributable to common stockholders:
Income (loss) from continuing operations attributable to Live Nation Entertainment, Inc.	$0.27	$0.32	$0.09	$(0.62)
Loss from discontinued operations attributable to Live Nation Entertainment, Inc.	-	(0.02)	-	(0.02)

Net income (loss) attributable to Live Nation Entertainment, Inc.	$0.27	$0.30	$0.09	$(0.64)

Weighted average common shares outstanding:
Basic	186,127,846	170,285,159	181,115,853	162,285,785
Diluted	188,531,130	172,302,273	183,306,799	162,285,785

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Net income (loss)	$63,021	$61,825	$25,293	$(92,345)
Other comprehensive income (loss), net of tax:
Realized loss (gain) on cash flow hedges	-	(250)	-	6,724
Unrealized loss on cash flow hedges	(21)	(68)	(158)	(293)
Change in funded status of defined benefit pension plan	(1)	-	(33)	-
Foreign currency translation adjustments	(37,290)	57,985	17,363	(13,841)

Comprehensive income (loss)	25,709	119,492	42,465	(99,755)
Comprehensive income attributable to noncontrolling interests	11,309	10,818	8,784	11,648

Comprehensive income (loss) attributable to Live Nation Entertainment, Inc.	$14,400	$108,674	$33,681	$(111,403)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$25,293	$(92,345)
Reconciling items:
Depreciation	94,184	90,239
Amortization	143,565	106,951
Deferred income tax benefit	(40,679)	(7,089)
Amortization of debt issuance costs	4,365	3,265
Amortization of debt discount/premium, net	5,342	5,109
Provision for uncollectible accounts receivable and advances	1,955	16,661
Non-cash loss on extinguishment of debt	-	8,272
Non-cash compensation expense	40,556	45,532
Unrealized changes in fair value of contingent consideration	(8,828)	2,965
Loss on sale of operating assets	866	7,048
Equity in earnings of nonconsolidated affiliates	(5,549)	(2,884)
Other, net	2,136	-
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(164,392)	(153,403)
Decrease (increase) in prepaid expenses	25,704	(110,428)
Increase in other assets	(56,645)	(27,083)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(27,682)	86,200
Increase (decrease) in deferred revenue	(67,732)	34,696

Net cash provided by (used in) operating activities	(27,541)	13,706

CASH FLOWS FROM INVESTING ACTIVITIES
Collections and advances of notes receivable	(1,091)	485
Distributions from nonconsolidated affiliates	8,804	6,019
Investments made in nonconsolidated affiliates	(6,437)	(775)
Purchases of property, plant and equipment	(69,573)	(49,165)
Proceeds from disposal of operating assets, net of cash divested	7,361	22,119
Cash paid for acquisitions, net of cash acquired	(25,499)	560,732
Purchases of intangible assets	(118)	(1,371)
Other, net	(842)	(246)

Net cash provided by (used in) investing activities	(87,395)	537,798

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	(596)	1,318,132
Payments on long-term debt	(22,699)	(1,191,712)
Redemption of preferred stock	-	(40,000)
Contributions from noncontrolling interests	-	14
Distributions to and purchases/sales of noncontrolling interests	(61,808)	(10,538)
Proceeds from exercise of stock options	3,210	4,526
Proceeds from sale of common stock	76,492	-
Equity issuance costs	-	(357)
Payments for purchases of common stock	-	(1,567)
Payments for deferred and contingent consideration	(13,807)	(11,109)

Net cash provided by (used in) financing activities	(19,208)	67,389
Effect of exchange rate changes on cash and cash equivalents	23,959	(232)

Net increase (decrease) in cash and cash equivalents	(110,185)	618,661
Cash and cash equivalents at beginning of period	892,758	236,955

Cash and cash equivalents at end of period	$782,573	$855,616

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

Seasonality

Due to the seasonal nature of shows at outdoor amphitheaters and festivals, which primarily occur May through September, the Company experiences higher revenue for the Concerts segment during the second and third quarters. The Artist Nation segment’s revenue is impacted, to a large degree, by the touring schedules of the artists it represents. Generally, the Company experiences higher revenue in this segment during the second and third quarters as the period from May through September tends to be a popular time for touring events. The Ticketing segment’s sales are impacted by fluctuations in the availability of events for sale to the public, which vary depending upon scheduling by its clients. The Company’s seasonality also results in higher balances in cash and cash equivalents, accounts receivable, prepaid expenses, accrued expenses and deferred revenue at different times in the year. Therefore, the results to date are not necessarily indicative of the results expected for the full year.

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

The Company has reclassified all periods presented to conform to the current period presentation. Certain of the line items for the three and nine months ended September 30, 2010 have been recast from the amounts that were previously reported in the Company’s Form 10-Q for the period ending September 30, 2010. These recast amounts relate to purchase accounting adjustments for the Merger, which occurred in the first quarter of 2010, that were identified in the subsequent quarters of 2010 and, pursuant to the FASB guidance, are required to be reflected in the period of the respective business combinations.

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

Recently Issued Pronouncements

In May 2011, the FASB issued guidance that improves comparability of fair value measurements presented and disclosed in financial statements. This guidance clarifies the application of existing fair value measurement requirements including (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s stockholders’ equity, and (3) quantitative information required for fair value measurements categorized within Level 3. It also requires additional disclosure for Level 3 measurements regarding the sensitivity of the fair value to changes in unobservable inputs and any interrelationships between those inputs. The amendments in this guidance are to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011. The Company will adopt this guidance on January 1, 2012 and does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

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

In September 2011, the FASB issued guidance which gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and, in some cases, bypass the two-step impairment test. This guidance is effective for goodwill impairment tests performed in interim and annual periods beginning after December 15, 2011. Early adoption of the new guidance is permitted. The Company adopted this guidance on October 1, 2011.

NOTE 2—LONG-LIVED ASSETS

Property, Plant and Equipment

During the third quarter of 2011, the Company recorded an impairment charge of $5.7 million related to an amphitheater that was no longer in operation in the Concerts segment. It was determined that this asset was impaired since the estimated undiscounted cash flows associated with this asset was less than its carrying value. See Note 5—Fair Value Measurements for further discussion of the inputs used to determine the fair value. The impairment charge was recorded as a component of depreciation and amortization. During 2010, the Company recorded no significant impairment charges.

Definite-lived Intangible Assets

The Company has definite-lived intangible assets which are amortized over the shorter of either the respective lives of the agreements or the period of time the assets are expected to contribute to the Company’s future cash flows. The amortization is recognized on either a straight-line or units of production basis. The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the nine months ended September 30, 2011:

	Balance as of December 31, 2010	Acquisitions	Divestitures	Amortization Expense	Foreign Currency and Other (1)	Balance as of September 30, 2011
	(in thousands)
Revenue-generating contracts:
Gross carrying amount	$482,588	$31,190	$-	$-	$17,182	$530,960
Accumulated amortization	(112,575)	-	-	(44,280)	787	(156,068)

Net	370,013	31,190	-	(44,280)	17,969	374,892

Client/vendor relationships:
Gross carrying amount	365,344	(10,174)	(4,299)	-	(16,531)	334,340
Accumulated amortization	(30,314)	-	361	(27,464)	279	(57,138)

Net	335,030	(10,174)	(3,938)	(27,464)	(16,252)	277,202

Non-compete agreements:
Gross carrying amount	175,740	(5,178)	(100)	-	101	170,563
Accumulated amortization	(68,833)	-	61	(19,021)	487	(87,306)

Net	106,907	(5,178)	(39)	(19,021)	588	83,257

Venue management and leaseholds:
Gross carrying amount	115,225	3,828	-	-	(1,810)	117,243
Accumulated amortization	(30,878)	-	-	(8,000)	2,030	(36,848)

Net	84,347	3,828	-	(8,000)	220	80,395

Technology:
Gross carrying amount	95,102	1,614	-	-	386	97,102
Accumulated amortization	(11,797)	-	-	(14,880)	(126)	(26,803)

Net	83,305	1,614	-	(14,880)	260	70,299

Trademarks and naming rights:
Gross carrying amount	23,998	105	-	-	(1,596)	22,507
Accumulated amortization	(9,522)	-	-	(6,246)	1,685	(14,083)

Net	14,476	105	-	(6,246)	89	8,424

Other:
Gross carrying amount	6,429	12	-	-	(17)	6,424
Accumulated amortization	(3,239)	-	-	(841)	24	(4,056)

Net	3,190	12	-	(841)	7	2,368

Total:
Gross carrying amount	1,264,426	21,397	(4,399)	-	(2,285)	1,279,139
Accumulated amortization	(267,158)	-	422	(120,732)	5,166	(382,302)

Net	$997,268	$21,397	$(3,977)	$(120,732)	$2,881	$896,837

(1)	Other includes reclassifications between categories of definite-lived intangible assets resulting from the finalization of valuations and netdowns of fully amortized or impaired assets.

During 2011, the Company recorded definite-lived intangible assets totaling $21.4 million, primarily related to revenue-generating contracts. Additions primarily related to the January 2011 acquisition of TGLP, a primary ticketing business in the Washington D.C. metro area and the April 2011 acquisition of Serviticket, a Spanish ticketing company.

The 2011 additions to definite-lived intangible assets have weighted average lives as follows:

Weighted Average Life (years)

Revenue-generating contracts	10
Non-compete agreements	2
Venue management and leaseholds	6
Technology	7
Trademarks and naming rights	4
Other	1
All categories	9

During 2011, the Company recorded a divestiture of $4.4 million relating to the sale of an artist management company.

Amortization expense from definite-lived intangible assets for the three months ended September 30, 2011 and 2010 was $38.8 million and $32.9 million, respectively, and amortization expense for the nine months ended September 30, 2011 and 2010 was $120.7 million and $83.7 million, respectively. The increase in amortization expense is primarily driven by the additional definite-lived intangible assets obtained in the Merger, the acquisition of the remaining 49% interest in, and control of, LN—Haymon in April 2010 and the acquisitions of Ticketnet in November 2010 and Serviticket. Also adding to the increase in amortization expense for the nine months ended September 30, 2011 as compared to the same period of the prior year was a $6.1 million reduction to amortization expense in 2010 related to a non-cash gain on the settlement of a pre-existing relationship with LN—Haymon.

For the three months ended September 30, 2011 and 2010, the Company recorded amortization expense related to nonrecoupable ticketing contract advances of $9.3 million and $2.9 million, respectively, and for the nine months ended September 30, 2011 and 2010, recorded $22.8 million and $7.6 million, respectively.

As acquisitions and dispositions occur in the future and the valuation of intangible assets for recent acquisitions are completed, amortization expense may vary.

Goodwill

The following table presents the changes in the carrying amount of goodwill in each of the Company’s segments for the nine months ended September 30, 2011:

	Concerts	Ticketing	Artist Nation	eCommerce	Sponsorship	Other	Total
	(in thousands)
Balance as of December 31, 2010:
Goodwill	$375,487	$557,856	$267,992	$214,927	$80,056	$13,037	$1,509,355
Accumulated impairment losses	(269,902)	-	-	-	-	(13,037)	(282,939)

Net	105,585	557,856	267,992	214,927	80,056	-	1,226,416

Acquisitions—current year	1,769	17,955	-	-	-	-	19,724
Acquisitions—prior year	(1)	2,956	(7,592)	-	-	-	(4,637)
Dispositions	-	-	(147)	-	-	-	(147)
Foreign currency	2,807	609	-	-	2,980	-	6,396

Balance as of September 30, 2011:
Goodwill	380,062	579,376	260,253	214,927	83,036	13,037	1,530,691
Accumulated impairment losses	(269,902)	-	-	-	-	(13,037)	(282,939)

Net	$110,160	$579,376	$260,253	$214,927	$83,036	$-	$1,247,752

Included in the current year acquisitions above is $17.9 million related to the acquisition of Serviticket.

Included in the prior year acquisitions above are reductions primarily due to a tax valuation adjustment relating to the Merger offset by the addition of $3.0 million related to the finalization of the valuation for the Ticketnet acquisition.

The Company is in the process of finalizing its acquisition accounting for recent acquisitions which could result in a change to the associated purchase price allocations, including goodwill.

Investments in nonconsolidated affiliates

The Company has investments in various nonconsolidated affiliates that are accounted for under the equity method of accounting whereby the Company records its investments in these entities in the balance sheet as investments in nonconsolidated affiliates. The Company’s interests in their operations are recorded in the statement of operations as equity in earnings of nonconsolidated affiliates. For the nine months ended September 30, 2011, one of the Company’s investments, which is in a ticketing distribution services company, is considered significant. The Company owns a 33% interest in this company.

Summarized unaudited income statement information for the Company’s significant nonconsolidated affiliate is as follows (at 100 percent):

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Revenue	$34,217	$27,668
Operating income	$19,515	$16,049
Net income	$14,075	$10,580

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

The table below summarizes the asset and liability values at the time of disposal and the resulting loss or gain recorded.

Divested Asset	Segment	Gain (Loss) on Sale	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
	(in thousands)
2011 Divestiture
Selma amphitheater	Concerts	$798	$-	$3,206	$-	$-
Artist management company	Artist Nation	$(1,256)	$3	$4,145	$119	$-

2010 Divestiture
Paciolan	Ticketing	$(5,218)	$8,357	$33,492	$7,595	$6,364

Certain agreements relating to disposals of businesses provide for future contingent consideration based on the financial performance of the businesses sold. The Company will record additional amounts related to such contingent consideration, with a corresponding adjustment to gain (loss) on sale of operating assets, if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent considerations, if all existing performance targets are met, would not significantly impact the results of operations of the Company. The last contingency period for which the Company has an outstanding contingent consideration is for the year ended December 31, 2013.

NOTE 3—ACQUISITIONS

During 2011, the Company completed its acquisitions of Full Circle Live Limited, Serviticket, TGLP and LN Ontario Concerts LP. These acquisitions were accounted for as business combinations under the acquisition method of accounting and were not considered significant on an individual basis or in the aggregate.

Ticketmaster

In January 2010, the Company completed the merger of Ticketmaster with and into a wholly-owned subsidiary of Live Nation pursuant to the Merger Agreement. The following unaudited pro forma information presents the consolidated results of Live Nation and Ticketmaster for the three and nine months ended September 30, 2010, with adjustments to give effect to pro forma events that are directly attributable to the Merger and have a continuing impact, as well as to exclude the impact of pro forma events that are directly attributable to the Merger and are one-time in nature. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods or the results of operations that actually would have been realized had the entities been a single company during the entirety of the periods presented or the results of the combined company after the Merger. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any synergies, operating efficiencies or cost savings that resulted from the Merger. The unaudited pro forma information also does not include any integration costs, dis-synergies or transaction costs that the companies may have incurred related to the Merger as part of combining the operations of the companies.

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2009, are as follows:

	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2010
	(in thousands)
Unaudited pro forma consolidated results:
Revenue	$1,829,768	$3,851,264
Income (loss) from continuing operations	$71,994	$(42,880)
Net income (loss) attributable to Live Nation Entertainment, Inc.	$57,963	$(57,469)

The Company has incurred a total of $65.8 million of acquisition transaction expenses to date relating to the Merger, of which $4.2 million and $3.7 million are included in the results of operations for the three months ended September 30, 2011 and 2010, respectively, and $13.9 million and $14.2 million are included in the results of operations for the nine months ended September 30, 2011 and 2010, respectively.

In connection with the Merger, the Company has incurred a total of $13.6 million of severance costs, of which $0.5 million was recorded as a component of selling, general and administrative expenses for the three months ended September 30, 2010 in its Ticketing segment. For the nine months ended September 30, 2010, the Company recorded $1.1 million, $7.0 million, $0.1 million and $0.7 million as a component of selling, general and administrative expenses in its Artist Nation, Ticketing, Sponsorship and eCommerce segments, respectively, and $4.7 million as a component of corporate expenses. The Company did not incur additional severance costs in the first nine months of 2011, and does not expect to incur additional significant severance costs in future periods directly as a result of the Merger.

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

Under the terms of the stock purchase agreement, the Company purchased all restricted and unrestricted shares of common stock of Front Line held by Irving Azoff, the Company’s Executive Chairman and Chairman of the board of directors, and the Azoff Trust (collectively the “Azoff Sellers”), purchased all in-the-money options for common stock of Front Line held by the Azoff Sellers and purchased all shares of common stock of Front Line held by MSG. The Company also paid an amount equal to the 2010 dividend paid by Front Line to the Azoff Sellers and MSG, pro rated for the period from January 1, 2011 through the closing date, and paid Mr. Azoff a contractually-owed tax gross-up associated with his restricted Front Line common stock and dividend. In total, under the stock purchase agreement, the Company paid $56.3 million in cash and $18.6 million in newly-issued shares of Live Nation common stock to the Azoff Sellers and $0.2 million in cash and $41.0 million in newly issued shares of Live Nation common stock to MSG. These shares were valued using the closing price of the Company’s stock on the date of the transaction. Of the total shares of Live Nation stock issued, the Azoff Sellers received 1.8 million shares of common stock and MSG received 3.9 million shares of common stock.

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

NOTE 4—DERIVATIVE INSTRUMENTS

The Company primarily uses forward currency contracts in addition to options to reduce its exposure to foreign currency risk associated with short-term artist fee commitments. The Company also enters into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At September 30, 2011 and December 31, 2010, the Company had forward currency contracts outstanding with notional amounts of $40.8 million and $85.7 million, respectively. These forward currency contracts have not been designated as hedging instruments. Any change in fair value is reported in earnings during the period of the change. The Company’s foreign currency derivative activity, including the related fair values, are not material to any period presented.

Additionally, the Company has entered into certain interest rate swaps and cap agreements to limit its exposure to variable interest rates, related to portions of the Company’s outstanding debt, some of which have been designated as cash flow hedges. At September 30, 2011 and December 31, 2010, the Company had interest rate swaps and cap agreements outstanding with notional amounts of $137.2 million and $141.4 million, respectively. In May 2010, in conjunction with the refinancing of certain of its debt arrangements, the Company settled three interest rate swap agreements, one of which was designated as a cash flow hedge, that were associated with the term loans under the Company’s December 2005 senior secured credit facility. The Company recognized expense of $4.5 million for the settlement of the interest rate swap agreements as a component of loss on extinguishment of debt. Excluding the debt extinguishment settlements, the Company’s interest rate swaps and caps activity, including the related fair values, are not material to any period presented.

The Company’s 2.875% convertible senior notes issued in July 2007 include certain provisions which are bifurcated from the notes and accounted for as derivative instruments. At the date of issuance and as of September 30, 2011 and December 31, 2010, the fair value of these provisions was considered to be de minimis.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis, as of September 30, 2011 and December 31, 2010, which are classified as cash and cash equivalents, other current assets, other long-term assets, other current liabilities and other long-term liabilities:

	Fair Value Measurements at September 30, 2011				Fair Value Measurements at December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)				(in thousands)
Assets:
Cash equivalents	$220,604	$-	$-	$220,604	$96,293	$-	$-	$96,293
Forward currency contracts	-	1,475	-	1,475	-	6	-	6
Interest rate cap	-	9	-	9	-	167	-	167
Investments in rabbi trusts	-	-	-	-	3,576	-	-	3,576
Stock options	-	-	1,126	1,126	-	-	278	278

Total	$220,604	$1,484	$1,126	$223,214	$99,869	$173	$278	$100,320

Liabilities:
Interest rate swaps	$-	$2,968	$-	$2,968	$-	$2,119	$-	$2,119
Forward currency contracts	-	-	-	-	-	2,769	-	2,769
Contingent consideration	-	-	7,806	7,806	-	-	17,894	17,894
Other current liabilities	-	-	-	-	3,576	-	-	3,576

Total	$-	$2,968	$7,806	$10,774	$3,576	$4,888	$17,894	$26,358

Cash equivalents consist of money market funds. Fair values for cash equivalents are based on quoted prices in an active market. Fair values for forward currency contracts are based on observable market transactions of spot and forward rates. Investments in rabbi trusts include exchange-traded equity securities and mutual funds. Fair values for these investments are based on quoted prices in active markets. Fair values for the interest rate swaps and the interest rate cap are based on inputs corroborated by observable market data with similar tenors. Other current liabilities represent deferred compensation obligations to employees under a certain benefit plan. The liabilities related to this plan were adjusted based on changes in the fair value of the underlying employee-directed investments and therefore were classified consistent with the investments. In December 2010, the Company terminated this plan and all related assets were distributed to employees in 2011.

The Company has certain contingent consideration obligations for those acquisitions that occurred after December 31, 2008, which are measured at fair value using Level 3 inputs. The amounts due to the sellers are based on the achievement of agreed-upon financial performance metrics by the acquired companies where the contingent obligation is either earned or not earned. The Company records the liability at the time of the acquisition based on management’s best estimates of the future results of the acquired companies compared to the agreed-upon metrics. The most significant estimate involved in the measurement process is the projection of future results of the acquired companies. The Company uses an implied probability method, which is based on one set of projections as its best estimate of future results of the acquired companies and, as a result, the Company does not develop a range of outcomes. By comparing these estimates to the agreed-upon metrics, the Company estimates the amount, if any, anticipated to be paid to the seller at a future date. For obligations payable at a date greater than twelve months from the acquisition date, the Company applies a discount rate to present value the estimated obligations. The discount rate is intended to reflect the risks of ownership, time-value of money and the associated risks of realizing the stream of projected cash flows. Subsequent to the date of acquisition, the Company updates the original valuation to reflect current projections of future results of the acquired companies and the passage of time. Accretion of, and changes in the valuations of contingent consideration are reported in acquisition transaction expenses. During the three and nine months ended September 30, 2011, the Company recognized an increase of $0.2 million and a decline of $8.7 million, respectively, for its contingent consideration obligations. The decrease for the nine months ended September 30, 2011 was primarily driven by a reduction in earnings from certain artist relationships and the timing of a key artist tour. See Note 6—Commitments and Contingent Liabilities for additional information related to the contingent payments.

The Company has stock options in a company that became publicly-traded in the third quarter of 2011 which are measured at fair value using Level 3 inputs. The stock options were received as consideration in connection with a licensing agreement entered into by a subsidiary of the Company and became fully-vested in the second quarter of 2011. The Company has recorded an asset for these options which was valued using the Black-Scholes option pricing model. The Company utilized information from the most recently available public filing and stock price of the company at the valuation date for assumptions with respect to share price, volatility and dividend yield inputs and utilized the remaining contractual period of the options as the expected term input and a risk-free rate consistent with that expected term. The Company has recorded revenue based on the valuation of the options as of the measurement date, which was the vesting date. The changes in the valuation after the measurement date are recorded in other expense (income), net.

The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities for the nine months ended September 30, 2011:

	Stock Options	Contingent Consideration
	(in thousands)
Balance as of December 31, 2010	$278	$(17,894)
Total gains and losses (realized/unrealized)
included in earnings	848	8,828
Purchases	-	1,260

Balance as of September 30, 2011	$1,126	$(7,806)

The amount of total gains and losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at September 30, 2011	$848	$8,741

Due to the short maturity, the carrying amounts of accounts receivable, accounts payable and accrued expenses approximated their fair values at September 30, 2011 and December 31, 2010.

The Company’s outstanding debt held by third-party financial institutions is carried at cost, adjusted for premiums or discounts. The Company’s debt is not publicly-traded and, as it relates to the Company’s debt that accrues interest at a variable rate, the carrying amounts typically approximate their fair value. The estimated fair values of the 8.125% senior notes, the 10.75% senior notes and the 2.875% convertible senior notes were $241.3 million, $300.2 million and $197.3 million at September 30, 2011, respectively. The estimated fair values of the 8.125% senior notes, the 10.75% senior notes and the 2.875% convertible senior notes were $252.0 million, $311.4 million and $195.8 million at December 31, 2010, respectively. The estimated fair value of the Company’s third-party fixed-rate debt is based on third-party quotes, which are considered to be Level 2 inputs. The Company has fixed rate debt held by noncontrolling interest partners with a face value of $26.0 million and $29.5 million at September 30, 2011 and December 31, 2010, respectively. The Company is unable to determine the fair value of this debt.

The following table shows the fair value of the Company’s financial assets that have been adjusted to fair value on a non-recurring basis which had a significant impact on the Company’s results of operations for the nine months ended September 30, 2011:

	Fair Value Measurements at September 30, 2011
		Fair Value Measurements Using			Total Losses
Description		Level 1	Level 2	Level 3
	(in thousands)
Property, plant and equipment	$5,400		$5,400		$5,727

					$5,727

During the third quarter of 2011, the Company recorded an impairment charge of $5.7 million related to an amphitheater that was no longer in operation in the Concerts segment. It was determined that this asset was impaired since the estimated undiscounted cash flows associated with this asset was less than its carrying value. These cash flows were calculated using the estimated sales value for the asset being sold which was also used to approximate fair value. The estimated sales value used for this non-recurring fair value measurement is considered a Level 2 input. The impairment charge was recorded as a component of depreciation and amortization. There were no significant non-recurring fair value measurements recorded for the three and nine months ended September 30, 2010.

NOTE 6—COMMITMENTS AND CONTINGENT LIABILITIES

The Company has leases that contain contingent payment requirements for which payments vary depending on revenue, tickets sold or other variables.

Certain agreements relating to acquisitions that occurred prior to the adoption in January 2009 of the new FASB guidance for business combinations provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired companies. The Company will accrue additional amounts related to such contingent payments, with a corresponding adjustment to goodwill, if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent payments, if all performance targets are met, would not significantly impact the financial position of the Company. The last contingency period for which the Company has an outstanding contingent earn-out payment is for the period ending December 2017.

The Company has certain contingent obligations related to acquisitions made after the adoption in January 2009 of the FASB guidance for business combinations of various artist management companies and concert promotion companies. In accordance with the current guidance for business combinations, contingent consideration must be recorded at its fair value at the time of the acquisition. The contingent consideration is generally subject to payout following the achievement of future performance targets and some may be payable in 2011. As of September 30, 2011, the Company has accrued $0.8 million in other current liabilities and $7.0 million in other long-term liabilities and, as of December 31, 2010, the Company had accrued $1.2 million in other current liabilities and $16.7 million in other long-term liabilities representing the fair value of these estimated earn-out arrangements. The last contingency period for which the Company has an outstanding contingent earn-out payment is for the period ending December 2015. See Note 5—Fair Value Measurements for further discussion related to the valuation of the earn-out payments.

Certain agreements relating to acquisitions provide for deferred purchase consideration payments at future dates. A liability is established at the time of the acquisition for these fixed payments. For obligations payable at a date greater than twelve months from the acquisition date, the Company applies a discount rate to present value the obligations. As of September 30, 2011, the Company has accrued $7.0 million in other current liabilities and $12.3 million in other long-term liabilities and, as of December 31, 2010, the Company had accrued $13.6 million in other current liabilities and $18.1 million in other long-term liabilities related to these deferred purchase consideration payments. These deferred purchase consideration liabilities will be paid out through April 2014.

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

In May 2010, the Company responded to CTS’s request for arbitration and filed counterclaims asserting that CTS breached the CTS Agreement by failing to provide ticketing platforms that met the standard required by the CTS Agreement for the North American and European markets. The Company is seeking relief primarily in the form of damages and a declaration that the Company validly terminated the CTS Agreement based on CTS’s material breaches. The Company denies that CTS is entitled to collect damages for royalties that would have been paid over the full 10-year term of the CTS Agreement or on Ticketmaster-controlled tickets. The matter has been assigned to an arbitrator and a hearing was conducted in late July and early August 2011, with post-hearing proceedings underway and continuing for the coming months. While it is reasonably possible that a loss related to this matter could be incurred by the Company in a future period, the Company does not believe that a loss is probable of occurring at this time. Considerable uncertainty remains regarding the validity of the claims and damages asserted against the Company. As a result, the Company is currently unable to estimate the possible loss or range of loss for this matter. The Company intends to vigorously defend the action.

Live Concert Antitrust Litigation

The Company was a defendant in a lawsuit filed by Malinda Heerwagen in June 2002 in United States District Court. The plaintiff, on behalf of a putative class consisting of certain concert ticket purchasers, alleged that anti-competitive practices for concert promotion services by the Company nationwide caused artificially high ticket prices. In August 2003, the District Court ruled in the Company’s favor, denying the plaintiff’s class certification motion. The plaintiff appealed to the United States Court of Appeals. In January 2006, the Court of Appeals affirmed, and the plaintiff then dismissed her action that same month. Subsequently, twenty-two putative class actions were filed by different named plaintiffs in various United States District Courts throughout the country, making claims substantially similar to those made in the Heerwagen action, except that the geographic markets alleged are regional, statewide or more local in nature, and the members of the putative classes are limited to individuals who purchased tickets to concerts in the relevant geographic markets alleged. The plaintiffs seek unspecified compensatory, punitive and treble damages, declaratory and injunctive relief and costs of suit, including attorneys’ fees. The Company has filed its answers in some of these actions and has denied liability. In April 2006, granting the Company’s motion, the Judicial Panel on Multidistrict Litigation transferred these actions to the United States District Court for the Central District of California for coordinated pre-trial proceedings. In June 2007, the District Court conducted a hearing on the plaintiffs’ motion for class certification, and also that month the Court entered an order to stay all proceedings pending the Court’s ruling on class certification. In October 2007, the Court granted the plaintiffs’ motion and certified classes in the Chicago, New England, New York/New Jersey, Colorado and Southern California regional markets. In November 2007, the Court extended its stay of all proceedings pending further developments in the United States Court of Appeals for the Ninth Circuit. In February 2008, the Company filed with the District Court a Motion for Reconsideration of its October 2007 class certification order. In October 2010, the District Court denied the Company’s Motion for Reconsideration and lifted the stay of all proceedings. In February 2011, the Company filed with the District Court a Motion for Partial Summary Judgment Regarding Statute of Limitations. In April 2011, the District Court granted the Company’s Motion for Partial Summary Judgment. A hearing is set for January 2012 on the Company’s forthcoming Motion for Summary Judgment and trial of the action involving the Southern California regional market is scheduled for April 2012. While it is reasonably possible that a loss related to this matter could be incurred by the Company in a future period, the Company does not believe that a loss is probable of occurring at this time. Considerable uncertainty remains regarding the validity of the claims and damages asserted against the Company. As a result, the Company is currently unable to estimate the possible loss or range of loss for this matter. The Company intends to vigorously defend all claims in all of the actions.

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

In December 2010, the parties entered into a binding term sheet that provided for the settlement of the litigation and the resolution of all claims therein. The settlement was memorialized in a long-form agreement in April 2011. On June 3, 2011, after a hearing on the plaintiffs’ Motion for Preliminary Approval of the settlement, the Court declined to approve the settlement reached by the parties in its then-current form. Litigation continued, and on September 2, 2011, the Court granted in part and denied in part Ticketmaster’s Motion for Summary Judgment. The parties reached a new settlement on September 2, 2011 and subsequently entered into a long-form agreement. The plaintiffs filed a Motion for Preliminary Approval of the new settlement on September 27, 2011. On October 19, 2011, the Court preliminarily approved the new settlement. Ticketmaster and its parent, Live Nation, have not acknowledged any violations of law or liability in connection with the matter, but agreed to the settlement in order to eliminate the uncertainties and expense of further protracted litigation.

As of September 30, 2011, the Company has accrued $35.8 million, its best estimate of the probable costs associated with the settlement referred to above.

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

As of September 30, 2011, the Company has accrued $6.2 million, its best estimate of the probable costs associated with the resale market claims of this matter, the full amount of which is anticipated to be funded by an escrow established in connection with Ticketmaster’s 2008 acquisition of TicketsNow.

While it is reasonably possible that a loss related to the primary market claims of this matter could be incurred by the Company in a future period, the Company does not believe that a loss is probable of occurring at this time. Considerable uncertainty remains regarding the validity of the claims and damages asserted against the Company. As a result, the Company is currently unable to estimate the possible loss or range of loss for the primary market claims of this matter. The Company intends to vigorously defend all claims in all of the actions.

United States Consumer Class Action Litigation Relating to TicketsNow

From February through June 2009, eleven putative class action lawsuits asserting causes of action under various state consumer protection laws were filed against Ticketmaster and TicketsNow in United States District Courts in California, New Jersey, Minnesota, Pennsylvania and North Carolina. The lawsuits allege that Ticketmaster and TicketsNow unlawfully deceived consumers by, among other things, selling large quantities of tickets to TicketsNow’s ticket brokers, either prior to or at the time that tickets for an event go on sale, thereby forcing consumers to purchase tickets at significantly marked-up prices on TicketsNow.com instead of Ticketmaster.com. The plaintiffs further claim violation of the consumer protection laws by Ticketmaster’s alleged “redirecting” of consumers from Ticketmaster.com to TicketsNow.com, thereby engaging in false advertising and an unfair business practice by deceiving consumers into inadvertently purchasing tickets from TicketsNow for amounts greater than face value. The plaintiffs claim that Ticketmaster has been unjustly enriched by this conduct and seek compensatory damages, a refund to every class member of the difference between tickets’ face value and the amount paid to TicketsNow, an injunction preventing Ticketmaster from engaging in further unfair business practices with TicketsNow and attorneys’ fees and costs. In July 2009, all of the cases were consolidated and transferred to the United States District Court for the Central District of California. The plaintiffs filed their consolidated class action complaint in September 2009, to which Ticketmaster filed its answer the following month. In July 2010, Ticketmaster filed its Motion for Summary Judgment. In April 2011, the parties filed a Stipulation wherein they stated that they have agreed on all material terms of a proposed settlement. On October 17, 2011, the plaintiffs filed a Motion for Preliminary Approval of Settlement in accordance with the terms to which the parties had previously agreed. As of September 30, 2011, the Company has accrued $2.1 million, its best estimate of the probable costs associated with this settlement. This liability includes an estimated redemption rate. Any difference between the Company’s estimated redemption rate and the actual redemption rate it experiences will impact the final settlement amount; however, the Company does not expect this difference to be material.

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

NOTE 7—CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS

Transactions with Clear Channel

The Company has a non-employee director as of September 30, 2011 who is also a director and executive officer of Clear Channel. This director receives directors’ fees, stock options and restricted stock awards on the same basis as other non-employee directors. As of September 30, 2011, the Company also has an employee director who is a director of Clear Channel.

From time to time, the Company purchases advertising from Clear Channel and its subsidiaries in the ordinary course of business. For the three months ended September 30, 2011 and 2010, the Company recorded $1.8 million and $1.9 million, respectively, and for the nine months ended September 30, 2011 and 2010, the Company recorded $3.2 million and $3.6 million, respectively, in total as either components of direct operating expenses or selling, general and administrative expenses for these advertisements.

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

The Company currently occupies office space in a building in Los Angeles that is owned by IAC. Since the Company had a non-employee director until January 2011 who was also a director and executive officer of IAC, this rental arrangement was considered a related party transaction for 2010. Rental expense for this office space charged to the Company by IAC for the three months ended September 30, 2010 was $0.5 million and from the Merger date through September 30, 2010 was $1.5 million. These charges were recorded as selling, general and administrative expenses.

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

Transactions Involving Executives

ATC Aviation, Inc. (“ATC”), which is owned by Irving Azoff owns an aircraft. An aircraft management and charter company, unrelated to either the Company or ATC, manages and operates the aircraft on ATC’s behalf and charges market rates for the use of the aircraft when used by Mr. Azoff or other executives on Company business, a portion of which is paid to ATC. For the three months ended September 30, 2011 and 2010, the Company made payments totaling $0.6 million and $0.2 million, respectively, and for the nine months ended September 30, 2011 and from the Merger date through September 30, 2010, the Company made payments totaling $1.2 million and $0.5 million, respectively.

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

Other Related Parties

During the nine months ended September 30, 2011 and 2010, the Company paid $6.8 million and $6.9 million, respectively, for deferred consideration due in connection with an acquisition of a company owned by various members of management of one of the Company’s subsidiaries. The acquired company holds the lease of a venue.

In January 2011, the Company sold a 49.9% noncontrolling interest in its clubs and theaters venue promotion business in Boston to a company partially owned by two employees of one of the Company’s subsidiaries in exchange for assets and cash valued at $12.6 million.

The Company conducts certain transactions in the ordinary course of business with companies that are owned, in part or in total, by various members of management of the Company’s subsidiaries or companies over which it has significant influence. These transactions primarily relate to venue rentals, concession services, equipment rentals, ticketing, marketing and other services and reimbursement of certain costs. As of September 30, 2011 and December 31, 2010, the Company had a combined receivable balance of $15.2 million and $22.4 million, respectively, from certain of these companies. The following table sets forth expenses incurred and revenue earned from these companies for services rendered or provided in relation to these business ventures.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Other related parties revenue	$733	$908	$1,542	$1,329

Other related parties expenses	$1,644	$3,383	$7,163	$11,938

None of these transactions were with directors or executive officers of the Company.

NOTE 8—INCOME TAXES

The Company calculates interim effective tax rates in accordance with the FASB guidance for income taxes and applies the estimated annual effective tax rate to year-to-date pretax income (loss) at the end of each interim period to compute a year-to-date tax expense (or benefit). This guidance requires departure from effective tax rate computations when losses incurred within tax jurisdictions cannot be carried back and future profits associated with operations in those tax jurisdictions cannot be assured beyond any reasonable doubt. Accordingly, the Company has calculated and applied an expected annual effective tax rate of approximately 19% (as compared to 16% in the prior year), excluding significant, unusual or extraordinary items, for ordinary income associated with operations, which are principally outside of the United States, for which the Company currently expects to have annual taxable income. The Company has not recorded tax benefits associated with losses from operations for which future taxable income cannot be reasonably assured. As required by this guidance, the Company also includes tax effects of significant, unusual or extraordinary items in income tax expense in the interim period in which they occur.

Net income tax benefit from continuing operations is $29.5 million for the nine months ended September 30, 2011. The components of tax expense that contributed to the net income tax benefit for the nine months ended September 30, 2011 primarily consisted of income tax expense of $16.7 million based on the expected annual rate pertaining to income for the nine month period ending on September 30, 2011, state and local taxes of $4.1 million, withholding taxes of $3.5 million, federal tax benefits of $14.9 million attributable to the carryback of net operating losses and a discrete tax benefit of $39.5 million for the reversal of valuation allowances recorded against United States federal and state deferred tax assets driven by deferred tax attributes relating to the acquisition of the remaining interests in Front Line. See Note 3—Acquisitions for further discussion regarding the 2011 acquisition of the remaining equity interests in Front Line.

As of September 30, 2011 and December 31, 2010, the Company had unrecognized tax benefits of approximately $11.4 million and $10.9 million, respectively. During the nine months ended September 30, 2011, unrecognized tax benefits increased by approximately $0.5 million for interest and penalty accruals. All of these unrecognized tax benefits would favorably impact the effective tax rate if recognized in the future.

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

The common stock of two subsidiaries of Front Line held by noncontrolling interests also included put arrangements. The put arrangements did not have a determinable redemption date, but were considered to be currently redeemable based on the terms of redemption. The stock held by the noncontrolling interests had an estimated redemption fair value and carrying value of $22.5 million as of December 31, 2010. In the second quarter of 2011, the Company acquired all of these remaining noncontrolling interests for $14.7 million in cash and newly issued shares of Live Nation’s common stock. Amounts paid as part of this transaction were recorded to additional paid-in capital to the extent they were in excess of the amount on the consolidated balance sheets.

Noncontrolling Interests

As of September 30, 2011, for the non-wholly-owned subsidiaries of the Company, the common securities held by the noncontrolling interests do not include put arrangements exercisable outside of the control of the Company. Such noncontrolling interests are recorded in stockholders’ equity, separate from the Company’s own equity.

The following table shows the reconciliation of the carrying amount of redeemable noncontrolling interests, total stockholders’ equity, stockholders’ equity attributable to Live Nation Entertainment, Inc. and stockholders’ equity attributable to noncontrolling interests:

	Redeemable Noncontrolling Interests	Live Nation Entertainment, Inc. Stockholders’ Equity	Noncontrolling Interests	Comprehensive Income (Loss)	Total Stockholders’ Equity
	(in thousands)	(in thousands)
Balances at December 31, 2010	$107,541	$1,364,416	$137,252	$-	$1,501,668
Non-cash compensation	-	18,472	-		18,472
Common shares issued for business acquisitions	-	64	-		64
Exercise of stock options	-	3,210	-		3,210
Sale of common shares	-	76,492	-		76,492
Acquisitions of noncontrolling interests	(98,027)	84,711	2,084		86,795
Sales of noncontrolling interests	-	-	(2,699)		(2,699)
Fair value of redeemable noncontrolling interests adjustments	1,722	(1,722)	-		(1,722)
Cash dividends	(5,570)	-	(6,733)		(6,733)
Other	(861)	(29)	(11)		(40)
Comprehensive income (loss):
Net income (loss)	(4,805)	16,509	13,589	30,098	30,098
Unrealized loss on cash flow hedges	-	(158)	-	(158)	(158)
Other	-	(33)	-	(33)	(33)
Currency translation adjustment	-	17,363	-	17,363	17,363

Total comprehensive income				$47,270	47,270

Balances at September 30, 2011	$-	$1,579,295	$143,482		$1,722,777

The purchase or sale of additional ownership in an already controlled subsidiary is recorded as an equity transaction with no gain or loss recognized in consolidated net income or comprehensive income. In the first nine months of 2011, the Company acquired the remaining equity interests in Front Line, Vector and other smaller companies. See Note 3—Acquisitions for further discussion regarding the Front Line acquisition. The following schedule reflects the change in ownership interests for these transactions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Net income (loss) attributable to Live Nation Entertainment, Inc.	$51,712	$51,007	$16,509	$(103,993)

Transfers (to) from noncontrolling interest:
Increase in Live Nation Entertainment, Inc.’s paid in capital for purchase of noncontrolling interests, net of transaction costs	274	1,181	84,711	1,181

Net transfers from noncontrolling interest	274	1,181	84,711	1,181

Change from net income (loss) attributable to Live Nation Entertainment, Inc. and transfers (to) from noncontrolling interest	$51,986	$52,188	$101,220	$(102,812)

Earnings per Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except for per share data)
Net income (loss) attributable to Live Nation Entertainment, Inc.	$51,712	$51,007	$16,509	$(103,993)
Less loss from discontinued operations, net of tax	-	(3,213)	-	(3,893)

Net income (loss) from continuing operations attributable to common stockholders—basic and diluted	$51,712	$54,220	$16,509	$(100,100)

Weighted average common shares—basic	186,128	170,285	181,116	162,286
Effect of dilutive securities:
Stock options, restricted stock and warrants	2,403	2,017	2,191	-
2.875% convertible senior notes	-	-	-	-

Diluted weighted average common shares—diluted	188,531	172,302	183,307	162,286

Basic income (loss) from continuing operations per common share	$0.28	$0.32	$0.09	$(0.62)
Diluted income (loss) from continuing operations per common share	$0.27	$0.32	$0.09	$(0.62)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Options to purchase shares of common stock	16,234	17,143	16,234	21,257
Restricted stock awards and units - unvested	2,582	3,236	2,582	3,649
Warrants	500	500	500	500
Conversion shares related to 2.875% convertible senior notes	8,105	8,105	8,105	8,105

Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	27,421	28,984	27,421	33,511

NOTE 10—STOCK-BASED COMPENSATION

The following is a summary of stock-based compensation expense recorded by the Company during the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Selling, general and administrative expenses	$3,045	$7,899	$36,616	$24,208
Corporate expenses	5,153	4,996	14,539	21,969

Total stock-based compensation expense from continuing operations	$8,198	$12,895	$51,155	$46,177

In the third quarter of 2011, the Company granted 0.7 million shares of restricted stock with a total fair market value of $6.7 million, 0.3 million shares of market-based or performance-based awards with a total fair market value of $2.7 million and 2.5 million stock options with a total fair market value of $13.0 million to certain employees under the Company’s stock incentive plans. These awards will all vest over four years with the exception of the market-based awards which will vest over four years if a specified stock price is achieved over a specified number of consecutive days during the four years.

In the first quarter of 2011, the Company acquired the remaining equity interests of Front Line. As a result of this acquisition, the Company recorded $24.4 million of stock-based compensation in selling, general and administrative expenses. See Note 3—Acquisitions for further discussion regarding the 2011 acquisition of the remaining equity interests in Front Line.

In the first nine months of 2010, the Company accelerated and modified the vesting of 1.4 million shares of unvested outstanding stock-based equity awards granted to certain employees of Ticketmaster effective upon termination, all of which had been converted to Live Nation equity awards in the Merger. The Company also accelerated 1.1 million shares of unvested outstanding stock-based equity awards as a result of the Merger based on employment contract “change of control” provisions for certain employees. As a result of these accelerations, the Company recognized $14.7 million of stock-based compensation expense for the nine months ended September 30, 2010. Of this amount, $8.3 million was recorded in corporate expenses and $6.4 million was recorded in selling, general and administrative expenses. There was no stock-based compensation expense related to these accelerations and modifications for the three months ended September 30, 2010. There were no accelerations or other modifications of outstanding Live Nation stock-based equity awards in the first nine months of 2011.

As of September 30, 2011, there was $69.4 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements for stock options, restricted stock awards and restricted stock units.

Azoff Trust Note

As part of the Merger, a note was issued to the Azoff Trust in exchange for shares of Ticketmaster’s series A convertible redeemable preferred stock held by the Azoff Trust. The note accrues interest equal to 3.0% of the outstanding principal balance and is payable in monthly installments of $0.8 million through October 1, 2013, subject to Mr. Azoff’s continued employment with the Company. For the three months ended September 30, 2011 and 2010, the Company recorded $1.6 million in each of the respective periods and for the nine months ended September 30, 2011 and from the date of the Merger through September 30, 2010, the Company recorded $4.8 million and $4.3 million, respectively, related to this note as a component of corporate expenses.

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

The Company has reclassified all periods presented to conform to the current period presentation. Certain of the line items for the three and nine months ended September 30, 2010 have been recast from the amounts that were previously reported in the Company’s Form 10-Q for the period ending September 30, 2010. These recast amounts relate to purchase accounting adjustments for the Merger, which occurred in the first quarter of 2010, that were identified in the subsequent quarters of 2010 and, pursuant to the FASB guidance, are required to be reflected in the period of the respective business combinations.

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

	Concerts	Ticketing	Artist Nation	eCommerce	Sponsorship	Other	Corporate	Eliminations	Consolidated
	(in thousands)
Three Months Ended September 30, 2011
Revenue	$1,280,297	$287,073	$121,375	$36,598	$72,722	$779	$-	$(8,819)	$1,790,025
Direct operating expenses	1,066,140	130,645	80,994	5,736	12,300	-	(893)	(8,618)	1,286,304
Selling, general and administrative expenses	131,805	105,923	20,551	16,797	6,263	1,123	-	-	282,462
Depreciation and amortization	33,103	36,246	10,693	2,708	88	13	691	(201)	83,341
Loss (gain) on sale of operating assets	13	(2)	15	-	-	204	1	-	231
Corporate expenses	-	-	-	-	-	-	27,385	-	27,385
Acquisition transaction expenses	826	216	276	-	-	-	4,175	-	5,493

Operating income (loss)	$48,410	$14,045	$8,846	$11,357	$54,071	$(561)	$(31,359)	$-	$104,809

Intersegment revenue	$1,978	$4,333	$2,166	$342	$-	$-	$-	$(8,819)	$-

Three Months Ended September 30, 2010
Revenue	$1,380,527	$261,175	$110,960	$25,822	$69,534	$1,569	$-	$(13,781)	$1,835,806
Direct operating expenses	1,192,486	123,629	70,212	2,377	10,324	-	2,417	(13,150)	1,388,295
Selling, general and administrative expenses	128,680	75,638	22,984	10,202	6,230	960	-	-	244,694
Depreciation and amortization	29,741	25,920	12,285	2,239	66	6	623	(631)	70,249
Loss (gain) on sale of operating assets	(776)	(13)	7	-	-	(1)	4	-	(779)
Corporate expenses	-	-	-	-	-	-	27,660	-	27,660
Acquisition transaction expenses	(2,863)	373	1,290	-	-	-	3,781	-	2,581

Operating income (loss)	$33,259	$35,628	$4,182	$11,004	$52,914	$604	$(34,485)	$-	$103,106

Intersegment revenue	$6,563	$-	$7,218	$-	$-	$-	$-	$(13,781)	$-

Nine Months Ended September 30, 2011
Revenue	$2,811,796	$867,238	$293,941	$103,414	$147,145	$2,385	$333	$(27,936)	$4,198,316
Direct operating expenses	2,353,774	404,820	197,261	16,785	28,164	-	(1,895)	(27,330)	2,971,579
Selling, general and administrative expenses	400,421	261,888	89,466	46,828	21,440	2,183	-	-	822,226
Depreciation and amortization	87,818	103,186	37,305	8,173	276	40	1,557	(606)	237,749
Loss (gain) on sale of operating assets	(677)	(93)	1,256	5	-	374	1	-	866
Corporate expenses	-	-	-	-	-	-	73,011	-	73,011
Acquisition transaction expenses	(5,289)	1,167	(1,906)	-	-	-	13,892	-	7,864

Operating income (loss)	$(24,251)	$96,270	$(29,441)	$31,623	$97,265	$(212)	$(86,233)	$-	$85,021

Intersegment revenue	$9,790	$8,036	$9,138	$972	$-	$-	$-	$(27,936)	$-
Capital expenditures	$15,825	$41,833	$5,318	$3,879	$892	$-	$4,606	$-	$72,353

Nine Months Ended September 30, 2010
Revenue	$2,648,147	$734,722	$269,228	$62,801	$129,596	$3,483	$-	$(22,075)	$3,825,902
Direct operating expenses	2,226,341	355,196	175,443	8,755	22,360	-	1,639	(20,400)	2,769,334
Selling, general and administrative expenses	384,784	222,215	69,587	30,782	19,594	2,227	-	-	729,189
Depreciation and amortization	79,897	80,788	30,754	5,323	187	19	1,897	(1,675)	197,190
Loss (gain) on sale of operating assets	(2,045)	5,192	6	-	6	(8)	4	-	3,155
Corporate expenses	-	-	-	-	-	-	86,666	-	86,666
Acquisition transaction expenses	(2,718)	373	6,024	-	-	-	14,313	-	17,992

Operating income (loss)	$(38,112)	$70,958	$(12,586)	$17,941	$87,449	$1,245	$(104,519)	$-	$22,376

Intersegment revenue	$10,895	$-	$11,180	$-	$-	$-	$-	$(22,075)	$-
Capital expenditures	$14,856	$25,372	$647	$1,568	$60	$297	$5,787	$-	$48,587

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

We continue to progress our vision of being the leading live event company, which began with our merger with Ticketmaster in January 2010, and continues with the delivery of strong results for the nine months to date in 2011, as reflected in our improved revenue and operating results growth over the prior year. We are focused on the value drivers of acquiring content, selling tickets and creating an advertising network and we believe that we are well-positioned to better serve artists, teams, fans and venues. Our strategy remains centered on expanding our presence in the world’s largest markets, leveraging our leadership position in the live entertainment industry to sell more tickets and growing our revenue streams surrounding the ticket purchase and live event, while continuing to optimize our cost structure.

In Concerts, we have improved our operating results for the third quarter compared to last year through higher per show profitability. We reduced our number of amphitheater events, as we had planned, which resulted in less overall attendance but this concerted effort to reduce the higher risk shows helped to drive overall improvement in profitability per show in these venues. Arena and stadium events increased during the period as we focused on driving better economics with the venues and the events we were booking thereby improving the profitability. In addition, we continued to grow our festival base by investing in several new festivals, internationally and in North America.

Our Ticketing segment showed an increase in ticket sales in the quarter driven primarily by ticket volume increases due to acquisitions; organically there was a slight decline primarily due to the impact of our Concerts strategy to reduce our number of amphitheater shows as noted above and challenging year-over-year comparisons in the arts and theater category based on the available touring product. Overall our operations improved, as reflected in higher revenue and operating results, driven by fees earned on ticket sales for the 2012 London Olympics, growth from our recent acquisitions and overall fixed cost savings. These operational improvements were negatively impacted by costs related to a legal settlement in the quarter. Improvement of our ticketing platform continues on plan, which drives some increase in costs but will allow our clients to start realizing the benefits of changes this year. We continue to execute on a variety of initiatives aimed at improving the ticket buying process and overall fan and venue experience, including additional interactive seat maps, added functionality to social media platforms, additional tiered pricing and expansion of other sales channels.

For our Artist Nation segment, we saw improvements in fees earned through our artist management business during the third quarter offset by lower results in some of our artist services businesses driven by the timing of certain tours and higher costs. Our artist management business continues to focus on adding new artists, strengthening our management team by securing additional artist managers and pursuing strategic acquisitions to grow our international footprint.

Our eCommerce segment continued to show growth in online advertising this quarter as compared to last year. We also saw higher fees from online tickets sold internationally, as the eCommerce segment now manages all of our ticketing sites globally. We continue to focus on enhancing our online storefront, improving the functionality of our site in order to drive increased sales of tickets and upsell of other products. Through these efforts, we have seen an increase in the gross value of tickets sold online as well as an increased number of customers in our database. We have integrated our customer data sets into one unified data warehouse which allows us to provide data services to our clients, and to better target our marketing communications with our fans. We have launched Live Analytics in North America which provides our clients with insights, services and products to help them sell more tickets.

In Sponsorship, we delivered continued growth in revenue and operating results driven by our recent expansion of new strategic sponsors along with the renewal and growth of existing brand relationships. Our extensive on-site and online reach, global venue distribution network, artist relationships and ticketing operations are the key to securing long-term sponsorship agreements with major brands and we continue to look for ways to expand these assets further and to extend further internationally in new markets.

We remain excited about the long-term potential of our company as we continue to focus on the key elements of our business model – obtaining content, selling tickets and creating an advertising network. Our focus for the remainder of 2011, and as we look ahead, continues around four main areas surrounding the live event: growing content by adding new tours, venue clients and artists and expanding in key markets; growing ticket sales by delivering the highest quality ticketing platform, adding distribution channels, leveraging social media, improving pricing effectiveness and extending our reach into new markets; growing our global advertising business, both online and around our other assets; and continuing to drive operational efficiencies.

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

eCommerce

Our eCommerce segment manages our online, or ecommerce, activities including enhancements to our websites, bundling product offerings and online advertising at our websites. Through our websites, we sell tickets to our own events as well as tickets for our ticketing clients and disseminate event and related merchandise information online. This segment records a fee per ticket that is paid to it by the Ticketing segment on every ticket sold online via www.livenation.com and www.ticketmaster.com both domestically and internationally.

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

Consolidated Results of Operations

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2011	2010	Change	2011	2010 (1)	Change
	(in thousands)			(in thousands)
Revenue	$1,790,025	$1,835,806	(2)%	$4,198,316	$3,825,902	10%
Operating expenses:
Direct operating expenses	1,286,304	1,388,295	(7)%	2,971,579	2,769,334	7%
Selling, general and administrative expenses	282,462	244,694	15%	822,226	729,189	13%
Depreciation and amortization	83,341	70,249	19%	237,749	197,190	21%
Loss (gain) on sale of operating assets	231	(779)	*	866	3,155	*
Corporate expenses	27,385	27,660	(1)%	73,011	86,666	(16)%
Acquisition transaction expenses	5,493	2,581	*	7,864	17,992	*

Operating income	104,809	103,106	2%	85,021	22,376	*
Operating margin	5.9%	5.6%		2.0%	0.6%

Interest expense	30,388	29,280		90,462	85,773
Loss on extinguishment of debt	-	-		-	21,172
Interest income	(1,023)	(709)		(2,848)	(2,143)
Equity in earnings of nonconsolidated affiliates	(2,777)	(629)		(5,549)	(2,884)
Other expense (income), net	6,461	(212)		7,207	(1,845)

Income (loss) from continuing operations before income taxes	71,760	75,376		(4,251)	(77,697)
Income tax expense (benefit)	8,739	10,338		(29,544)	10,755

Income (loss) from continuing operations	63,021	65,038		25,293	(88,452)
Loss from discontinued operations, net of tax	-	(3,213)		-	(3,893)

Net income (loss)	63,021	61,825		25,293	(92,345)
Net income attributable to noncontrolling interests	11,309	10,818		8,784	11,648

Net income (loss) attributable to Live Nation Entertainment, Inc.	$51,712	$51,007		$16,509	$(103,993)

*	Percentages are not meaningful.
(1)	Consolidated results of operations for the nine months ended September 30, 2010 do not include Ticketmaster operations prior to the January 25, 2010 Merger date.

Key Operating Metrics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Concerts (1)
Total Estimated Events:
North America	4,135	3,801	11,418	10,511
International	1,136	1,128	4,248	4,606

Total estimated events	5,271	4,929	15,666	15,117

Total Estimated Attendance (rounded):
North America	12,257,000	12,820,000	25,109,000	24,664,000
International	3,304,000	3,669,000	10,449,000	11,101,000

Total estimated attendance	15,561,000	16,489,000	35,558,000	35,765,000

Ancillary net revenue per attendee:
North America amphitheaters	$17.54	$16.44	$18.08	$16.99
Ticketing (2)
Number of tickets sold (in thousands):
Concerts	18,072	18,266	52,563	46,122
Sports	6,384	6,070	20,556	16,583
Arts and theater	5,190	4,539	14,608	12,532
Family	2,985	2,440	9,731	7,253
Other (3)	2,264	1,239	5,492	3,145

	34,895	32,554	102,950	85,635

Gross value of tickets sold (in thousands)	$2,008,522	$1,913,053	$6,112,958	$5,075,524
Sponsorship/Advertising
Online advertising revenue (in thousands)	$13,709	$9,881	$35,351	$26,708
Estimated average sponsorship dollars per sponsor (rounded)	$102,000	$98,000	$206,000	$182,000
eCommerce
Gross value of tickets sold online (in thousands)	$1,700,025	$1,524,429	$5,032,914	$4,076,512
Number of customers in database (rounded)			107,298,000	94,809,000

(1)	Events generally represent a single performance by an artist. Attendance generally represents the number of fans who were present at an event. Festivals are counted as one event in the quarter in which the festival begins but attendance is split over the days of the festival and can be split between quarters. Events and attendance metrics are estimated each quarter.

(2)	The number and gross value of tickets sold includes primary tickets only. These metrics include tickets sold during the period regardless of event timing except for our promoted concerts in our owned and/or operated buildings and certain European territories where these tickets are recognized as the concerts occur. The tickets sold listed above for 2010 do not include 7.1 million tickets with a gross value of $405.0 million for the pre-Merger period. Tickets sold for the full nine months ended September 30, 2010, including the pre-Merger period, were as follows:

Concerts	49,132
Sports	18,242
Arts and theater	13,779
Family	8,251
Other	3,376

92,780

(3)	Other category includes tickets for comedy shows, facility tours, donations, lectures, seminars and cinema.

Revenue

Our revenue decreased $45.8 million, or 2%, during the three months ended September 30, 2011 as compared to the same period of the prior year. Excluding the increase of approximately $52.3 million related to the impact of changes in foreign exchange rates, revenue decreased $98.1 million, or 5%. The overall decrease in revenue was primarily due to a decrease in our Concerts segment of $100.2 million partially offset by increases in our Ticketing, Artist Nation and eCommerce segments of $25.9 million, $10.4 million and $10.8 million, respectively.

Our revenue increased $372.4 million, or 10%, during the nine months ended September 30, 2011 as compared to the same period of the prior year. Excluding the increase of approximately $131.1 million related to the impact of changes in foreign exchange rates, revenue increased $241.3 million, or 6%. The overall increase in revenue was primarily due to increases in our Concerts, Ticketing, Artist Nation and eCommerce segments of $163.6 million, $132.5 million, $24.7 million and $40.6 million, respectively. The overall increase included incremental revenue of $77.3 million resulting from the Merger.

More detailed explanations of these changes are included in the applicable segment discussions below.

Direct operating expenses

Our direct operating expenses decreased $102.0 million, or 7%, during the three months ended September 30, 2011 as compared to the same period of the prior year. Excluding the increase of approximately $39.1 million related to the impact of changes in foreign exchange rates, direct operating expenses decreased $141.1 million, or 10%. The overall decrease in direct operating expenses was primarily due to a decrease in our Concerts segment of $126.3 million.

Our direct operating expenses increased $202.2 million, or 7%, during the nine months ended September 30, 2011 as compared to the same period of the prior year. Excluding the increase of approximately $99.7 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $102.5 million, or 4%. The overall increase in direct operating expenses was primarily due to increases in our Concerts, Ticketing and Artist Nation segments of $127.4 million, $49.6 million and $21.8 million, respectively. The overall increase included incremental direct operating expenses of $34.1 million resulting from the Merger.

Direct operating expenses include artist fees, production event expenses, ticketing client royalties and show-related marketing and advertising expenses along with other costs.

More detailed explanations of these changes are included in the applicable segment discussions below.

Selling, general and administrative expenses

Our selling, general and administrative expenses increased $37.8 million, or 15%, during the three months ended September 30, 2011 as compared to the same period of the prior year. Excluding the increase of approximately $6.2 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $31.6 million, or 13%. The overall increase in selling, general and administrative expenses was primarily due to an increase in our Ticketing segment of $30.3 million.

Our selling, general and administrative expenses increased $93.0 million, or 13%, during the nine months ended September 30, 2011 as compared to the same period of the prior year. Excluding the increase of approximately $18.4 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $74.6 million, or 10%. The overall increase in selling, general and administrative expenses was primarily due to increases in our Concerts, Ticketing, Artist Nation and eCommerce segments of $15.6 million, $39.7 million, $19.9 million and $16.0 million, respectively. The overall increase included incremental selling, general and administrative expenses of $26.8 million resulting from the Merger and $24.4 million related to the 2011 acquisition of the remaining interests in Front Line.

Selling, general and administrative expenses for the three and nine months ended September 30, 2010 include $0.5 million and $8.9 million, respectively, of severance costs associated with the Merger.

More detailed explanations of these changes are included in the applicable segment discussions below.

Depreciation and amortization

Depreciation and amortization increased $13.1 million, or 19%, during the three months ended September 30, 2011 as compared to the same period of the prior year. Excluding the increase of approximately $0.7 million related to the impact of changes in foreign exchange rates, depreciation and amortization increased $12.4 million, or 18%. The overall increase in depreciation and amortization was primarily due to an increase in our Ticketing segment of $10.3 million.

Depreciation and amortization increased $40.6 million, or 21%, during the nine months ended September 30, 2011 as compared to the same period of the prior year. Excluding the increase of approximately $3.5 million related to the impact of changes in foreign exchange rates, depreciation and amortization increased $37.1 million, or 19%. The overall increase in depreciation and amortization was primarily due to increases in our Ticketing and Artist Nation segments of $22.4 million and $6.6 million, respectively.

More detailed explanations of these changes are included in the applicable segment discussions below.

Loss (gain) on sale of operating assets

The $3.2 million loss on sale of operating assets for the nine months ended September 30, 2010 was primarily due to the $5.2 million loss resulting from our sale of Paciolan in the first quarter of 2010. There were no significant sales for the three months ended September 30, 2011 and 2010 or for the nine months ended September 30, 2011.

Corporate expenses

There was a slight decrease in corporate expenses during the three months ended September 30, 2011 as compared to the same period of the prior year.

Corporate expenses decreased $13.7 million, or 16%, during the nine months ended September 30, 2011 as compared to the same period of the prior year primarily due to $11.2 million in incremental non-cash compensation expense recorded in 2010 associated with equity awards exchanged or accelerated in connection with the Merger and $4.7 million of severance associated with the reorganization of our business units subsequent to the Merger in the second quarter of 2010.

Acquisition transaction expenses

Acquisition transaction expenses for the three and nine months ended September 30, 2011 were $5.5 million and $7.9 million, respectively, primarily due to ongoing litigation costs relating to the Merger partially offset by changes in the fair value of acquisition-related contingent consideration. Acquisition transaction expenses for the three and nine months ended September 30, 2010 were $2.6 million and $18.0 million, respectively, primarily due to costs associated with the Merger and changes in the fair value of acquisition-related contingent consideration.

Interest expense

Interest expense increased $4.7 million, or 5%, during the nine months ended September 30, 2011 as compared to the same period of the prior year primarily due to higher debt balances from the debt obtained in the Merger for a full nine months.

Our debt balances and weighted average cost of debt, excluding unamortized debt discounts and premiums, were $1.745 billion and 6.0%, respectively, at September 30, 2011, and $1.763 billion and 6.0%, respectively, at September 30, 2010.

Loss on extinguishment of debt

We recorded a loss on extinguishment of debt of $21.2 million during the nine months ended September 30, 2010, relating to the May 2010 replacement of our existing senior secured credit facilities with a new credit agreement that provides for $1.2 billion in credit facilities.

Income Taxes

We calculate interim effective tax rates in accordance with the FASB guidance for income taxes and apply the estimated annual effective tax rate to year-to-date pretax income (loss) at the end of each interim period to compute a year-to-date tax expense (or benefit). This guidance requires departure from the effective tax rate computations when losses incurred within tax jurisdictions cannot be carried back and future profits associated with operations in those tax jurisdictions cannot be assured beyond any reasonable doubt. Accordingly, we have calculated an expected annual effective tax rate of approximately 19% (as compared to 16% in the prior year), excluding significant, unusual or extraordinary items, for ordinary income associated with operations, which are principally outside of the United States, for which we currently expect to have annual taxable income. The effective tax rate has been applied to year-to-date earnings for those operations for which we currently expect to have taxable income. We have not recorded tax benefits associated with losses from operations for which future taxable income cannot be reasonably assured. As required by this guidance, we also include tax effects of significant, unusual or extraordinary items in income tax expense in the interim period in which they occur.

Net income tax benefit from continuing operations is $29.5 million for the nine months ended September 30, 2011. The components of tax expense that contributed to the net tax benefit for the nine months ended September 30, 2011 primarily consisted of income tax expense of $16.7 million based on the expected annual rate pertaining to income for the nine months ended September 30, 2011, state and local taxes of $4.1 million, withholding taxes of $3.5 million, federal tax benefits of $14.9 million attributable to the carryback of net operating losses and a discrete tax benefit of $39.5 million for reversal of valuation allowances recorded against United States federal and state deferred tax assets driven by deferred tax attributes relating to the acquisition of the remaining interests in Front Line in the first quarter of 2011.

Concerts Results of Operations

Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2011	2010		2011	2010
	(in thousands)			(in thousands)
Revenue	$1,280,297	$1,380,527	(7)%	$2,811,796	$2,648,147	6%
Direct operating expenses	1,066,140	1,192,486	(11)%	2,353,774	2,226,341	6%
Selling, general and administrative expenses	131,805	128,680	2%	400,421	384,784	4%
Depreciation and amortization	33,103	29,741	11%	87,818	79,897	10%
Loss (gain) on sale of operating assets	13	(776)	*	(677)	(2,045)	*
Acquisition transaction expenses	826	(2,863)	*	(5,289)	(2,718)	*

Operating income (loss)	$48,410	$33,259	46%	$(24,251)	$(38,112)	36%

Operating margin	3.8%	2.4%		(0.9)%	(1.4)%

Adjusted operating income **	$83,684	$61,914	35%	$62,196	$43,661	42%

*	Percentages are not meaningful.
**	Adjusted operating income (loss) is defined and reconciled to operating income (loss) below.

Three Months

Concerts revenue decreased $100.2 million, or 7%, during the three months ended September 30, 2011 as compared to the same period of the prior year. Excluding the increase of $40.7 million related to the impact of changes in foreign exchange rates, revenue decreased $140.9 million, or 10%, primarily due to a decrease in global touring activity due to timing, a reduction in events and attendance for amphitheaters from our planned show reduction along with the change in timing of two festivals in 2011 to the second quarter. Partially offsetting these decreases were more shows and higher overall attendance in arenas and stadiums.

Concerts direct operating expenses decreased $126.3 million, or 11%, during the three months ended September 30, 2011 as compared to the same period of the prior year. Excluding the increase of $34.4 million related to the impact of changes in foreign exchange rates, direct operating expenses decreased $160.7 million, or 13%, primarily due to the reduced number and timing of events noted above along with reduced costs for the events in the quarter.

Concerts selling, general and administrative expenses increased $3.1 million, or 2%, during the three months ended September 30, 2011 as compared to the same period of the prior year. Excluding the increase of $3.3 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses declined by $0.2 million.

Concerts depreciation and amortization expense increased $3.4 million, or 11%, during the three months ended September 30, 2011 as compared to the same period of the prior year. Excluding the increase of $0.4 million related to the impact of changes in foreign exchange rates, depreciation and amortization expense increased $3.0 million, or 10%, primarily due to an impairment charge of $5.7 million recorded in 2011 related to an amphitheater which is no longer in operation.

Concerts acquisition transaction expenses increased $3.7 million during the three months ended September 30, 2011 as compared to the same period of the prior year primarily due to reductions in the fair value of acquisition-related contingent consideration recorded in 2010 resulting from lower forecasted earnings from certain artist relationships.

The increased operating income for Concerts for the three months ended September 30, 2011 was primarily related to improved arena and stadium results partially offset by reduced show results for amphitheaters and festivals.

Nine Months

Concerts revenue increased $163.6 million, or 6%, during the nine months ended September 30, 2011 as compared to the same period of the prior year. Excluding the increase of $96.4 million related to the impact of changes in foreign exchange rates, revenue increased $67.2 million, or 3%, primarily due to increased shows and attendance in arenas and stadiums and higher global touring activity from artists such as U2 and Lady Gaga. Partially offsetting these increases was an overall decrease in events and attendance for amphitheaters from our planned show reduction.

Concerts direct operating expenses increased $127.4 million, or 6%, during the nine months ended September 30, 2011 as compared to the same period of the prior year. Excluding the increase of $84.2 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $43.2 million, or 2%, primarily due to higher expenses associated with the increased event activity noted above and costs associated with investments in new festivals. Partially offsetting these increases were reduced direct operating expenses for amphitheaters driven by the reduction in shows noted above and also the 2010 impairments of certain artist advances.

Concerts selling, general and administrative expenses increased $15.6 million, or 4%, during the nine months ended September 30, 2011 as compared to the same period of the prior year. Excluding the increase of $9.4 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $6.2 million, or 2%, primarily due to timing of compensation and an increase in legal fees primarily relating to the Live Concert Antitrust Litigation matter.

Concerts depreciation and amortization expense increased $7.9 million, or 10%, during the nine months ended September 30, 2011 as compared to the same period of the prior year. Excluding the increase of $1.2 million related to the impact of changes in foreign exchange rates, depreciation and amortization expense increased $6.7 million, or 8%, primarily due to a 2011 impairment charge of $5.7 million for an amphitheater no longer in operation.

Concerts acquisition transaction expenses decreased by $2.6 million during the nine months ended September 30, 2011 as compared to the same period of the prior year primarily due to less reductions in the fair value of acquisition-related contingent consideration resulting from lower forecasted earnings from certain artist relationships.

The decreased operating loss for Concerts for the nine months ended September 30, 2011 was primarily related to improved arena and stadium results partially offset by the reduced results for amphitheaters and festivals.

Ticketing Results of Operations

Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2011	2010		2011	2010
	(in thousands)			(in thousands)
Revenue	$287,073	$261,175	10%	$867,238	$734,722	18%
Direct operating expenses	130,645	123,629	6%	404,820	355,196	14%
Selling, general and administrative expenses	105,923	75,638	40%	261,888	222,215	18%
Depreciation and amortization	36,246	25,920	40%	103,186	80,788	28%
Loss (gain) on sale of operating assets	(2)	(13)	*	(93)	5,192	*
Acquisition transaction expenses	216	373	*	1,167	373	*

Operating income	$14,045	$35,628	(61)%	$96,270	$70,958	36%

Operating margin	4.9%	13.6%		11.1%	9.7%

Adjusted operating income **	$51,819	$63,883	(19)%	$204,273	$175,087	17%

*	Percentages are not meaningful.
**	Adjusted operating income (loss) is defined and reconciled to operating income (loss) below.

Three Months

Ticketing revenue increased $25.9 million, or 10%, during the three months ended September 30, 2011 as compared to the same period of the prior year. Excluding the increase of $8.7 million related to the impact of changes in foreign exchange rates, revenue increased $17.2 million, or 7%, primarily due to incremental revenue of $16.1 million resulting from the acquisitions of Ticketnet in November 2010, TGLP in January 2011 and Serviticket in April 2011 along with increased ticket sales internationally and revenue from ticketing services provided for the 2012 London Olympics. Revenue related to ticketing service charges for our events where we control ticketing is deferred and recognized as the event occurs.

Ticketing direct operating expenses increased $7.0 million, or 6%, during the three months ended September 30, 2011 as compared to the same period of the prior year. Excluding the increase of $4.2 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $2.8 million, or 2%, primarily due to incremental direct operating expenses of $7.2 million resulting from the acquisitions noted above, partially offset by lower royalty expenses.

Ticketing selling, general and administrative expenses increased $30.3 million, or 40%, during the three months ended September 30, 2011 as compared to the same period of the prior year. Excluding the increase of $2.6 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $27.7 million, or 37%, primarily due to additional litigation expenses of $14.6 million relating to the preliminary settlement of the Ticketing Fees Consumer Class Action Litigation matter, an increase in variable compensation expense, increased costs relating to our investment in technology and incremental selling, general and administrative expenses of $4.7 million resulting from the acquisitions noted above.

Ticketing depreciation and amortization increased $10.3 million, or 40%, during the three months ended September 30, 2011 as compared to the same period of the prior year. Excluding the increase of $0.2 million related to the impact of changes in foreign exchange rates, depreciation and amortization increased $10.1 million, or 39%, primarily due to increased amortization resulting from additional non-recoupable ticketing contract advances and acceleration of the amortization for technology-related intangible assets in conjunction with the re-platforming of our ticketing system.

The decrease in operating income for Ticketing for the three months ended September 30, 2011 was primarily due to costs relating to settlement of pre-Merger litigation and investment in technology.

Nine Months

Ticketing revenue increased $132.5 million, or 18%, during the nine months ended September 30, 2011 as compared to the same period of the prior year. Excluding the increase of $26.2 million related to the impact of changes in foreign exchange rates, revenue increased $106.3 million, or 14%, primarily due to incremental revenue of $117.5 million resulting from the timing of our Merger and the acquisitions of Ticketnet, TGLP and Serviticket. In addition, we had increased ticket sales internationally, primarily in the United Kingdom and Australia, and higher fees related to ticketing services for the 2012 London Olympics. Partially offsetting these increases was a reduction in fees due to the change to the contract with AEG which was a requirement of the DOJ approval of the Merger and a reduction of $3.7 million relating to our divestiture of Paciolan in March 2010. Revenue related to ticketing service charges for our events where we control ticketing is deferred and recognized as the event occurs.

Ticketing direct operating expenses increased $49.6 million, or 14%, during the nine months ended September 30, 2011 as compared to the same period of the prior year. Excluding the increase of $12.2 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $37.4 million, or 11%, primarily due to incremental direct operating expenses of $55.0 million resulting from the timing of our Merger and the acquisitions noted above and increased costs associated with the higher ticket sales internationally, partially offset by lower royalties and a reduction of $1.7 million relating to our Paciolan divestiture.

Ticketing selling, general and administrative expenses increased $39.7 million, or 18%, during the nine months ended September 30, 2011 as compared to the same period of the prior year. Excluding the increase of $8.2 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $31.5 million, or 14%, primarily due to incremental selling, general and administrative expenses of $33.3 million resulting from the timing of our Merger and the acquisitions noted above. Also, we incurred additional litigation expenses of $14.6 million relating to the preliminary settlement of the Ticketing Fees Consumer Class Action Litigation matter and increased costs related to technology improvements, partially offset by a reduction of $1.1 million relating to our Paciolan divestiture.

Ticketing depreciation and amortization increased $22.4 million, or 28%, during the nine months ended September 30, 2011 as compared to the same period of the prior year. Excluding the increase of $2.3 million related to the impact of changes in foreign exchange rates, depreciation and amortization increased $20.1 million, or 25%, primarily due to incremental depreciation and amortization of $11.9 million resulting from the timing of our Merger and the acquisitions noted above along with increased amortization resulting from the addition of definite-lived intangible assets from our Merger and other acquisitions.

Ticketing loss on sale of operating assets of $5.2 million during the nine months ended September 30, 2010 is primarily related to the sale of Paciolan in March 2010.

The increase in operating income for Ticketing for the nine months ended September 30, 2011 was primarily due to the addition of the Ticketmaster ticketing operations for the full period (2010 only includes these operations after the January 25

Merger date), increased international ticket sales and earnings from the 2012 Olympics and the impact of our acquisitions noted above, partially offset by additional legal expenses.

Artist Nation Results of Operations

Our Artist Nation segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2011	2010		2011	2010
	(in thousands)			(in thousands)
Revenue	$121,375	$110,960	9%	$293,941	$269,228	9%
Direct operating expenses	80,994	70,212	15%	197,261	175,443	12%
Selling, general and administrative expenses	20,551	22,984	(11)%	89,466	69,587	29%
Depreciation and amortization	10,693	12,285	(13)%	37,305	30,754	21%
Loss on sale of operating assets	15	7	*	1,256	6	*
Acquisition transaction expenses	276	1,290	*	(1,906)	6,024	*

Operating income (loss)	$8,846	$4,182	*	$(29,441)	$(12,586)	*

Operating margin	7.3%	3.8%		(10.0)%	(4.7)%

Adjusted operating income **	$19,964	$21,802	(8)%	$34,990	$32,542	8%

*	Percentages are not meaningful.
**	Adjusted operating income (loss) is defined and reconciled to operating income (loss) below.

Three Months

Artist Nation revenue increased $10.4 million, or 9%, during the three months ended September 30, 2011 as compared to the same period of the prior year. Excluding the increase of $0.3 million related to the impact of changes in foreign exchange rates, revenue increased $10.1 million, or 9%, primarily due to an increase in management revenue from our artists currently on tour, higher premium ticket package sales and increased merchandise sales along with incremental revenue of $3.1 million resulting from the acquisition of SME in September 2010. Partially offsetting these increases was a decline resulting from a transition of artist-related online businesses to the eCommerce segment in 2011.

Artist Nation direct operating expenses increased $10.8 million, or 15%, during the three months ended September 30, 2011 as compared to the same period of the prior year. Excluding the increase of $0.3 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $10.5 million, or 15%, primarily due to higher costs associated with increased merchandise activity and premium ticket package sales along with incremental direct operating expenses of $2.7 million resulting from the acquisition noted above. Partially offsetting these increases was a decline resulting from the transition of artist-related online businesses noted above.

Artist Nation selling, general and administrative expenses decreased $2.4 million, or 11%, during the three months ended September 30, 2011 as compared to the same period of the prior year primarily due to the transition of artist-related online businesses along with lower stock-based compensation expense.

Artist Nation acquisition transaction expense decreased $1.0 million, or 79%, during the three months ended September 30, 2011 as compared to the same period of the prior year primarily due to the 2010 increase in the fair value of acquisition-related contingent consideration relating to improved projections for several artist management businesses.

The increased operating income for Artist Nation for the three months ended September 30, 2011 was driven by higher commissions for our artist management services, premium ticket package sales and reduced stock-based compensation.

Nine Months

Artist Nation revenue increased $24.7 million, or 9%, during the nine months ended September 30, 2011 as compared to the same period of the prior year. Excluding the increase of $2.2 million related to the impact of changes in foreign exchange rates, revenue increased $22.5 million, or 8%, primarily due to incremental revenue of $14.2 million resulting from the timing of our Merger and the acquisition of SME, along with higher commissions for our artist management services and premium ticket package sales. Partially offsetting these increases was a decline resulting from a transition of artist-related online businesses to the eCommerce segment in 2011 and a decline in merchandise sales.

Artist Nation direct operating expenses increased $21.8 million, or 12%, during the nine months ended September 30, 2011 as compared to the same period of the prior year. Excluding the increase of $2.0 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $19.8 million, or 11%, primarily due to incremental direct operating expenses of $11.2 million resulting from the timing of our Merger and the acquisition noted above as well as higher costs associated with the premium ticket packages. Partially offsetting these increases were declines in direct operating expenses resulting from the transition of artist-related online businesses and reduced merchandise sales.

Artist Nation selling, general and administrative expenses increased $19.9 million, or 29%, during the nine months ended September 30, 2011 as compared to the same period of the prior year primarily due to incremental stock-based compensation expense of $24.4 million related to the first quarter 2011 acquisition of the remaining interests in Front Line.

Artist Nation depreciation and amortization increased $6.6 million, or 21%, during the nine months ended September 30, 2011 as compared to the same period of the prior year primarily due to incremental amortization expense related to definite-lived intangible assets resulting from our Merger and other acquisitions and the acceleration of amortization expense for a tradename being phased out.

Artist Nation loss on sale of operating assets of $1.3 million during the nine months ended September 30, 2011 is primarily due to the sale of an artist management company in January 2011.

Artist Nation acquisition transaction expense decreased $7.9 million during the nine months ended September 30, 2011 as compared to the same period of the prior year primarily due to the 2011 decrease in the fair value of acquisition-related contingent consideration relating to the timing of a key artist tour along with the 2010 increase in the fair value of acquisition-related contingent consideration relating to improved projections for several artist management businesses.

The increased operating loss for Artist Nation for the nine months ended September 30, 2011 was driven by incremental stock-based compensation expense related to the acquisition of the remaining interests in Front Line partially offset by improved results for the artist management business.

eCommerce Results of Operations

Our eCommerce segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2011	2010		2011	2010
	(in thousands)			(in thousands)
Revenue	$36,598	$25,822	42%	$103,414	$62,801	65%
Direct operating expenses	5,736	2,377	*	16,785	8,755	92%
Selling, general and administrative expenses	16,797	10,202	65%	46,828	30,782	52%
Depreciation and amortization	2,708	2,239	21%	8,173	5,323	54%
Loss on sale of operating assets	-	-	*	5	-	*

Operating income	$11,357	$11,004	3%	$31,623	$17,941	76%

Operating margin	31.0%	42.6%		30.6%	28.6%

Adjusted operating income **	$14,115	$13,476	5%	$39,951	$24,408	64%

*	Percentages are not meaningful.
**	Adjusted operating income (loss) is defined and reconciled to operating income (loss) below.

Three Months

eCommerce revenue increased $10.8 million, or 42%, during the three months ended September 30, 2011 as compared to the same period of the prior year primarily due to increased online advertising and upsell revenue, the transition of the artist-related online business from the Artist Nation segment in 2011 and the expansion of our eCommerce operations internationally, whereby eCommerce is now paid a fee for international online ticket sales in 2011.

eCommerce direct operating expenses increased $3.4 million, or 141%, during the three months ended September 30, 2011 as compared to the same period of the prior year primarily due to incremental direct operating expenses resulting from higher sales and the transition of the artist-related online business noted above.

eCommerce selling, general and administrative expenses increased $6.6 million, or 65%, during the three months ended September 30, 2011 as compared to the same period of the prior year primarily due to the expansion of our eCommerce operations internationally, the transition of the artist-related online business and additional expenses related to marketing costs and investment in online technology.

Nine Months

eCommerce revenue increased $40.6 million, or 65%, during the nine months ended September 30, 2011 as compared to the same period of the prior year primarily due to increased online advertising and upsell revenue, the transition of the artist-related online business from the Artist Nation segment in 2011, the expansion of our eCommerce operations internationally, whereby eCommerce is now paid a fee for international online ticket sales in 2011, and incremental revenue of $5.4 million resulting from the timing of our Merger.

eCommerce direct operating expenses increased $8.0 million, or 92%, during the nine months ended September 30, 2011 as compared to the same period of the prior year primarily due to incremental direct operating expenses resulting from higher sales and the transition of the artist-related online business noted above partially offset by a reduction of nonstrategic affiliate programs.

eCommerce selling, general and administrative expenses increased $16.0 million, or 52%, during the nine months ended September 30, 2011 as compared to the same period of the prior year primarily due to the expansion of our eCommerce operations internationally, the transition of the artist-related online business, the investment in mobile and online technology and incremental selling, general and administrative expenses of $3.0 million resulting from our Merger.

eCommerce depreciation and amortization increased $2.9 million, or 54%, during the nine months ended September 30, 2011 as compared to the same period of the prior year primarily due to additional depreciation expense relating to enhancements to our websites and online storefront.

The increased operating income for eCommerce for the nine months ended September 30, 2011 was primarily a result of higher online advertising and upsell revenue, the expansion of our eCommerce operations internationally and a full nine months of results related to our Merger, partially offset by the investment in mobile and online technology.

Sponsorship Results of Operations

Our Sponsorship segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2011	2010		2011	2010
	(in thousands)			(in thousands)
Revenue	$72,722	$69,534	5%	$147,145	$129,596	14%
Direct operating expenses	12,300	10,324	19%	28,164	22,360	26%
Selling, general and administrative expenses	6,263	6,230	1%	21,440	19,594	9%
Depreciation and amortization	88	66	33%	276	187	48%
Loss on sale of operating assets	-	-	*	-	6	*

Operating income	$54,071	$52,914	2%	$97,265	$87,449	11%

Operating margin	74.4%	76.1%		66.1%	67.5%

Adjusted operating income **	$54,367	$53,113	2%	$98,015	$88,138	11%

*	Percentages are not meaningful.
**	Adjusted operating income (loss) is defined and reconciled to operating income (loss) below.

Three Months

Sponsorship revenue increased $3.2 million, or 5%, during the three months ended September 30, 2011 as compared to the same period of the prior year. Excluding the increase of $2.1 million related to the impact of changes in foreign exchange rates, revenue increased $1.1 million, or 2%, primarily due to primarily due to increased sponsorship deals in North America.

Sponsorship direct operating expense increased $2.0 million, or 19%, during the three months ended September 30, 2011 as compared to the same period of the prior year. Excluding the increase of $0.2 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $1.8 million, or 17%, primarily driven by the increased revenue.

The increased operating income for the three months ended September 30, 2011 was primarily due to new or increased sponsorship relationships primarily in North America.

Nine Months

Sponsorship revenue increased $17.5 million, or 14%, during the nine months ended September 30, 2011 as compared to the same period of the prior year. Excluding the increase of $5.0 million related to the impact of changes in foreign exchange rates, revenue increased $12.5 million, or 10%, primarily due to new sponsorship agreements, renewal or expansion of existing arrangements and expansion of our sponsorship operations internationally.

Sponsorship direct operating expense increased $5.8 million, or 26%, during the nine months ended September 30, 2011 as compared to the same period of the prior year. Excluding the increase of $1.1 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $4.7 million, or 21%, primarily driven by higher costs related to marketing and the increased revenue.

Sponsorship selling, general and administrative expense increased $1.8 million, or 9%, during the nine months ended September 30, 2011 as compared to the same period of the prior year. Excluding the increase of $0.2 million related to the impact of changes in foreign exchange rates, selling, general and administrative expense increased $1.6 million, or 8%, primarily due to higher compensation expenses related to the increased operating results.

The increased operating income for the nine months ended September 30, 2011 was primarily due to new or increased sponsorship relationships.

Reconciliation of Segment Operating Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Concerts	$48,410	$33,259	$(24,251)	$(38,112)
Ticketing	14,045	35,628	96,270	70,958
Artist Nation	8,846	4,182	(29,441)	(12,586)
eCommerce	11,357	11,004	31,623	17,941
Sponsorship	54,071	52,914	97,265	87,449
Other	(561)	604	(212)	1,245
Corporate	(31,359)	(34,485)	(86,233)	(104,519)

Consolidated operating income	$104,809	$103,106	$85,021	$22,376

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

The following table sets forth the computation of adjusted operating income (loss):

	Adjusted operating income (loss)	Non-cash and stock- based compensation expense	Loss (gain) on sale of operating assets	Depreciation and amortization	Acquisition expenses	Operating income (loss)
	(in thousands)
Three Months Ended September 30, 2011
Concerts	$83,684	$1,332	$13	$33,103	$826	$48,410
Ticketing	51,819	1,319	(2)	36,246	211	14,045
Artist Nation	19,964	134	15	10,693	276	8,846
eCommerce	14,115	50	-	2,708	-	11,357
Sponsorship	54,367	210	-	88	(2)	54,071
Other and Eliminations	(545)	-	204	(188)	-	(561)
Corporate	(19,791)	5,153	1	691	5,723	(31,359)

Total	$203,613	$8,198	$231	$83,341	$7,034	$104,809

Three Months Ended September 30, 2010
Concerts	$61,914	$2,610	$(776)	$29,741	$(2,920)	$33,259
Ticketing	63,883	1,453	(13)	25,920	895	35,628
Artist Nation	21,802	4,047	7	12,285	1,281	4,182
eCommerce	13,476	121	-	2,239	112	11,004
Sponsorship	53,113	133	-	66	-	52,914
Other and Eliminations	(22)	-	(1)	(625)	-	604
Corporate	(23,491)	4,996	4	623	5,371	(34,485)

Total	$190,675	$13,360	$(779)	$70,249	$4,739	$103,106

Nine Months Ended September 30, 2011
Concerts	$62,196	$4,321	$(677)	$87,818	$(5,015)	$(24,251)
Ticketing	204,273	3,892	(93)	103,186	1,018	96,270
Artist Nation	34,990	27,776	1,256	37,305	(1,906)	(29,441)
eCommerce	39,951	150	5	8,173	-	31,623
Sponsorship	98,015	477	-	276	(3)	97,265
Other and Eliminations	(404)	-	374	(566)	-	(212)
Corporate	(51,810)	14,539	1	1,557	18,326	(86,233)

Total	$387,211	$51,155	$866	$237,749	$12,420	$85,021

Nine Months Ended September 30, 2010
Concerts	$43,661	$6,234	$(2,045)	$79,897	$(2,313)	$(38,112)
Ticketing	175,087	10,798	5,192	80,788	7,351	70,958
Artist Nation	32,542	7,244	6	30,754	7,124	(12,586)
eCommerce	24,408	353	-	5,323	791	17,941
Sponsorship	88,138	356	6	187	140	87,449
Other and Eliminations	(419)	-	(8)	(1,656)	-	1,245
Corporate	(57,374)	21,969	4	1,897	23,275	(104,519)

Total	$306,043	$46,954	$3,155	$197,190	$36,368	$22,376

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

Our balance sheet reflects cash and cash equivalents of $782.6 million at September 30, 2011 and $892.8 million at December 31, 2010. Included in the September 30, 2011 and December 31, 2010 cash and cash equivalents balance is $333.9 million and $384.5 million, respectively, of funds representing amounts equal to the face value of tickets sold on behalf of clients and the clients’ share of convenience and order processing charges, or client funds. The Company does not utilize client funds for its own financing or investing activities as the amounts are payable to clients. Our balance sheet reflects current and long-term debt of $1.725 billion at September 30, 2011 and $1.732 billion at December 31, 2010. Our weighted-average cost of debt, excluding the debt discounts on our term loan and convertible notes and the debt premium on our 10.75% senior notes, was 6.0% at September 30, 2011.

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

Borrowings on the May 2010 senior secured credit facility were primarily used to repay the borrowings under ours and Ticketmaster’s then existing credit facilities, convert existing preferred stock of one of our subsidiaries into the right to receive a cash payment and settle this obligation, pay related fees and expenses and for general corporate purposes. During the nine months ended September 30, 2011, we made principal payments totaling $12.3 million on these term loans. At September 30, 2011, the outstanding balances on the term loans, net of discount, was $874.9 million. There were no borrowings under the revolving credit facility as of September 30, 2011. Based on our letters of credit of $49.0 million, $251.0 million was available for future borrowings.

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

Debt Covenants

Our senior secured credit facility, which was entered into in May 2010, contains a number of covenants and restrictions that, among other things, requires us to satisfy certain financial covenants and restricts our and our subsidiaries’ ability to incur additional debt, make certain investments and acquisitions, repurchase our stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets, merge or consolidate, and pay dividends and make distributions (with the exception of subsidiary dividends or distributions to the parent company or other subsidiaries on at least a pro-rata basis with any noncontrolling interest partners). Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the credit facility becoming immediately due and payable. The senior secured credit facility agreement has two covenants measured quarterly that relate to total leverage and interest coverage. The consolidated total leverage covenant requires us to maintain a ratio of consolidated total debt to consolidated EBITDA (both as defined in the credit agreement) which was less than 4.9x over the trailing four consecutive quarters initially and has been reduced to 4.5x over the trailing four consecutive quarters on September 30, 2011. The total leverage ratio will further reduce to 4.0x on September 30, 2012, 3.75x on September 30, 2013 and 3.5x on March 31, 2015. The consolidated interest coverage covenant requires us to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense (both as defined in the credit agreement) which was 2.5x over the trailing four consecutive quarters initially and has been increased to 2.75x over the trailing four consecutive quarters on September 30, 2011. The interest coverage will further increase to 3.0x on September 30, 2012.

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

As of September 30, 2011, we believe we were in compliance with all of our debt covenants. We expect to remain in compliance with all of our debt covenants throughout 2011.

Guarantees of Third-Party Obligations

As of September 30, 2011 and December 31, 2010, we guaranteed the debt of third parties of approximately $2.9 million and $3.2 million, respectively, primarily related to maximum credit limits on employee and tour-related credit cards and guarantees of bank lines of credit of a nonconsolidated affiliate and a third-party promoter.

Uses of Cash

Acquisitions

When we make acquisitions, the acquired entity may have cash on its balance sheet at the time of acquisition. All amounts discussed in this section are presented net of any cash acquired. During the nine months ended September 30, 2011, we used $25.5 million in cash primarily for the January 2011 acquisition in our Ticketing segment of TGLP, the 2011 acquisitions in our Artist Nation segment of interests in four artist management companies in the United Kingdom and the United States, the April 2011 acquisition in our Ticketing segment of Serviticket and the August 2011 acquisition in our Concerts segment of Full Circle Live Limited.

Capital Expenditures

Venue and ticketing operations are capital intensive businesses, requiring continual investment in our existing venues and ticketing system in order to address audience and artist expectations, technological industry advances and various federal, state and/or local regulations.

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

Our capital expenditures, including accruals but excluding expenditures funded by outside parties such as landlords or replacements funded by insurance companies, consisted of the following:

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Maintenance capital expenditures	$41,643	$29,987
Revenue generating capital expenditures	27,587	18,600

Total capital expenditures	$69,230	$48,587

Maintenance capital expenditures during the first nine months of 2011 increased from the same period of the prior year primarily due to expenditures relating to the integration of our financial systems and offices as a result of the Merger along with timing of maintenance expenditures related to venues, ticketing technology and client ticketing equipment.

Revenue generating capital expenditures during the first nine months of 2011 increased from the same period of the prior year primarily related to the re-platforming of our ticketing system and website enhancements.

We currently expect capital expenditures to be approximately $115 million for the full year 2011.

Cash Flows

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Cash provided by (used in):
Operating activities	$(27,541)	$13,706
Investing activities	$(87,395)	$537,798
Financing activities	$(19,208)	$67,389

Operating Activities

Cash used in operations was $27.5 million for the nine months ended September 30, 2011, compared to cash provided by operations of $13.7 million for the nine months ended September 30, 2010. The $41.2 million increase in cash used resulted primarily from the net changes in the event-related operating accounts which are dependent on the timing of ticket sales along with the size and number of events for upcoming periods partially offset by the increase in the cash-related portion of net income. During the first nine months of 2011, we received less deferred revenue and paid higher accrued event-related expenses partially offset by lower payments of prepaid event-related expenses as compared to the same period in the prior year. Also contributing to the increase in cash used in operations was $22.2 million in payments related to the 2011 acquisition of certain of the remaining equity interests in Front Line that were classified as liabilities.

Investing Activities

Cash used in investing activities was $87.4 million for the nine months ended September 30, 2011, compared to cash provided by investing activities of $537.8 million for the nine months ended September 30, 2010. The $625.2 million increase in cash used is primarily due to $576.5 million of cash acquired in the Merger in 2010, fewer disposals of assets and an increase in purchases of property, plant and equipment.

Financing Activities

Cash used in financing activities was $19.2 million for the nine months ended September 30, 2011, compared to cash provided by financing activities of $67.4 million for the nine months ended September 30, 2010. The $86.6 million increase in cash used was primarily a result of net proceeds received in 2010 from the issuance of $250 million of 8.125% senior notes and our new senior secured credit facility, after repayment of the borrowings under the Live Nation and Ticketmaster credit facilities, payment of debt issuance costs and the redemption of preferred stock, as compared to only a net paydown in 2011 on the new term loans. The increase was also a result of cash used for purchases of noncontrolling interests, primarily related to the 2011 acquisition of the remaining equity interests in Front Line. These increases were partially offset by proceeds received in 2011 from the sale of common stock in connection with the subscription agreement with Liberty Media.

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

Foreign Currency Risk

We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported operating income of $99.4 million for the nine months ended September 30, 2011. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the nine months ended September 30, 2011 by $9.9 million. As of September 30, 2011, our primary foreign exchange exposure included the Euro, British Pound and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities.

We primarily use forward currency contracts in addition to options to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. We also enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At September 30, 2011, we had forward currency contracts outstanding with a notional amount of $40.8 million.

Interest Rate Risk

Our market risk is also affected by changes in interest rates. We had $1.725 billion total debt, net of unamortized discounts and premiums, outstanding as of September 30, 2011. Of the total amount, taking into consideration existing interest rate hedges, we have $931.5 million of fixed-rate debt and $793.0 million of floating-rate debt.

Based on the amount of our floating-rate debt as of September 30, 2011, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $2.0 million when the floor rate is not applicable. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of September 30, 2011 with no subsequent change in rates for the remainder of the period.

At September 30, 2011, we have one interest rate cap agreement that is designated as a cash flow hedge for accounting purposes. The interest rate cap had a notional amount of $90.0 million at September 30, 2011 and limits our cash flow exposure to an interest rate of 4% per annum. This agreement expires on June 30, 2013. The fair value of this agreement at

September 30, 2011 was a de minimis asset. This agreement was put in place to reduce the variability of a portion of the cash flows from the interest payments related to the May 2010 senior secured credit facility. The terms of the May 2010 senior secured credit facility require one or more interest rate protection agreements, with an effect of fixing or limiting the interest costs, for at least 50% of the consolidated total funded debt at the closing date for at least three years. Upon the execution of this interest rate cap agreement, the existing interest rate protection agreements fully met this requirement.

Through our AMG subsidiary, we have two interest rate swap agreements with a $34.4 million aggregate notional amount that effectively convert a portion of our floating-rate debt to a fixed-rate basis. Both agreements expire in December 2015. Also, in connection with the financing of the redevelopment of the O2 Dublin, we have an interest rate swap agreement with a notional amount of $12.8 million that expires in December 2013, effectively converting a portion of our floating-rate debt to a fixed-rate basis. These interest rate swap agreements have not been designated as hedging instruments. Therefore, any change in fair value is recorded in earnings during the period of the change.

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

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is as follows:

Nine Months Ended September 30,		Year Ended December 31,
2011	2010	2010	2009	2008	2007
*	*	*	*	*	*

*	For the nine months ended September 30, 2011 and 2010, fixed charges exceeded earnings from continuing operations before income taxes and fixed charges by $9.8 million and $80.6 million, respectively. For the years ended December 31, 2010, 2009, 2008 and 2007, fixed charges exceeded earnings from continuing operations before income taxes and fixed charges by $193.6 million, $116.5 million, $358.6 million and $45.8 million, respectively.

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

Recently Issued Pronouncements

In May 2011, the FASB issued guidance that improves comparability of fair value measurements presented and disclosed in financial statements. This guidance clarifies the application of existing fair value measurement requirements including (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s stockholders’ equity, and (3) quantitative information required for fair value measurements categorized within Level 3. It also requires additional disclosure for Level 3 measurements regarding the sensitivity of the fair value to changes in unobservable inputs and any interrelationships between those inputs. The amendments in this guidance are to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011. We will adopt this guidance on January 1, 2012 and do not expect the adoption of this standard to have a material effect on our financial position or results of operations.

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

In September 2011, the FASB issued guidance which gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and, in some cases, bypass the two-step impairment test. This guidance is effective for goodwill impairment tests performed in interim and annual periods beginning after December 15, 2011. Early adoption of the new guidance is permitted. We adopted this guidance on October 1, 2011.

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

There have been no changes to our critical accounting policies during the nine months ended September 30, 2011.

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

Based on their evaluation as of September 30, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In May 2010, we responded to CTS’s request for arbitration and filed counterclaims asserting that CTS breached the CTS Agreement by failing to provide ticketing platforms that met the standard required by the CTS Agreement for the North American and European markets. We are seeking relief primarily in the form of damages and a declaration that we validly terminated the CTS Agreement based on CTS’s material breaches. We deny that CTS is entitled to collect damages for royalties that would have been paid over the full 10-year term of the CTS Agreement or on Ticketmaster-controlled tickets. The matter has been assigned to an arbitrator and a hearing was conducted in late July and early August 2011, with post-hearing proceedings underway and continuing for the coming months. While it is reasonably possible that a loss related to this matter could be incurred by us in a future period, we do not believe that a loss is probable of occurring at this time. Considerable uncertainty remains regarding the validity of the claims and damages asserted against us. As a result, we are currently unable to estimate the possible loss or range of loss for this matter. We intend to vigorously defend the action.

Live Concert Antitrust Litigation

We were a defendant in a lawsuit filed by Malinda Heerwagen in June 2002 in United States District Court. The plaintiff, on behalf of a putative class consisting of certain concert ticket purchasers, alleged that anti-competitive practices for concert promotion services by us nationwide caused artificially high ticket prices. In August 2003, the District Court ruled in our favor, denying the plaintiff’s class certification motion. The plaintiff appealed to the United States Court of Appeals. In January 2006, the Court of Appeals affirmed, and the plaintiff then dismissed her action that same month. Subsequently, twenty-two putative class actions were filed by different named plaintiffs in various United States District Courts throughout the country, making claims substantially similar to those made in the Heerwagen action, except that the geographic markets alleged are regional, statewide or more local in nature, and the members of the putative classes are limited to individuals who purchased tickets to concerts in the relevant geographic markets alleged. The plaintiffs seek unspecified compensatory, punitive and treble damages, declaratory and injunctive relief and costs of suit, including attorneys’ fees. We have filed our answers in some of these actions and have denied liability. In April 2006, granting our motion, the Judicial Panel on Multidistrict Litigation transferred these actions to the United States District Court for the Central District of California for coordinated pre-trial proceedings. In June 2007, the District Court conducted a hearing on the plaintiffs’ motion for class certification, and also that month the Court entered an order to stay all proceedings pending the Court’s ruling on class certification. In October 2007, the Court granted the plaintiffs’ motion and certified classes in the Chicago, New England, New York/New Jersey, Colorado and Southern California regional markets. In November 2007, the Court extended its stay of all proceedings pending further developments in the United States Court of Appeals for the Ninth Circuit. In February 2008, we filed with the District Court a Motion for Reconsideration of its October 2007 class certification order. In October 2010, the District Court denied our Motion for Reconsideration and lifted the stay of all proceedings. In February 2011, we filed with the District Court a Motion for Partial Summary Judgment Regarding Statute of Limitations. In April 2011, the District Court granted our Motion for Partial Summary Judgment. A hearing is set for January 2012 on our forthcoming Motion for Summary Judgment and trial of the action involving the Southern California regional market is scheduled for April 2012. While it is reasonably possible that a loss related to this matter could be incurred by us in a future period, we do not believe that a loss is probable of occurring at this time. Considerable uncertainty remains regarding the validity of the claims and damages asserted against us. As a result, we are currently unable to estimate the possible loss or range of loss for this matter. We intend to vigorously defend all claims in all of the actions.

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

In December 2010, the parties entered into a binding term sheet that provided for the settlement of the litigation and the resolution of all claims therein. The settlement was memorialized in a long-form agreement in April 2011. On June 3, 2011, after a hearing on the plaintiffs’ Motion for Preliminary Approval of the settlement, the Court declined to approve the settlement reached by the parties in its then-current form. Litigation continued, and on September 2, 2011, the Court granted in part and denied in part Ticketmaster’s Motion for Summary Judgment. The parties reached a new settlement on September 2, 2011 and subsequently entered into a long-form agreement. The plaintiffs filed a Motion for Preliminary Approval of the new settlement on September 27, 2011. On October 19, 2011, the Court preliminarily approved the new settlement. Ticketmaster and its parent, Live Nation, have not acknowledged any violations of law or liability in connection with the matter, but agreed to the settlement in order to eliminate the uncertainties and expense of further protracted litigation.

As of September 30, 2011, we have accrued $35.8 million, our best estimate of the probable costs associated with this settlement referred to above.

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

As of September 30, 2011, we have accrued $6.2 million, our best estimate of the probable costs associated with the resale market claims of this matter, the full amount of which is anticipated to be funded by an escrow established in connection with Ticketmaster’s 2008 acquisition of TicketsNow.

While it is reasonably possible that a loss related to the primary market claims of this matter could be incurred by us in a future period, we do not believe that a loss is probable of occurring at this time. Considerable uncertainty remains regarding the validity of the claims and damages asserted against us. As a result, we are currently unable to estimate the possible loss or range of loss for the primary market claims of this matter. We intend to vigorously defend all claims in all of the actions.

United States Consumer Class Action Litigation Relating to TicketsNow

From February through June 2009, eleven putative class action lawsuits asserting causes of action under various state consumer protection laws were filed against Ticketmaster and TicketsNow in United States District Courts in California,

New Jersey, Minnesota, Pennsylvania and North Carolina. The lawsuits allege that Ticketmaster and TicketsNow unlawfully deceived consumers by, among other things, selling large quantities of tickets to TicketsNow’s ticket brokers, either prior to or at the time that tickets for an event go on sale, thereby forcing consumers to purchase tickets at significantly marked-up prices on TicketsNow.com instead of Ticketmaster.com. The plaintiffs further claim violation of the consumer protection laws by Ticketmaster’s alleged “redirecting” of consumers from Ticketmaster.com to TicketsNow.com, thereby engaging in false advertising and an unfair business practice by deceiving consumers into inadvertently purchasing tickets from TicketsNow for amounts greater than face value. The plaintiffs claim that Ticketmaster has been unjustly enriched by this conduct and seek compensatory damages, a refund to every class member of the difference between tickets’ face value and the amount paid to TicketsNow, an injunction preventing Ticketmaster from engaging in further unfair business practices with TicketsNow and attorneys’ fees and costs. In July 2009, all of the cases were consolidated and transferred to the United States District Court for the Central District of California. The plaintiffs filed their consolidated class action complaint in September 2009, to which Ticketmaster filed its answer the following month. In July 2010, Ticketmaster filed its Motion for Summary Judgment. In April 2011, the parties filed a Stipulation wherein they stated that they have agreed on all material terms of a proposed settlement. On October 17, 2011, the plaintiffs filed a Motion for Preliminary Approval of Settlement in accordance with the terms to which the parties had previously agreed. As of September 30, 2011, we have accrued $2.1 million, our best estimate of the probable costs associated with this settlement. This liability includes an estimated redemption rate. Any difference between our estimated redemption rate and the actual redemption rate we experience will impact the final settlement amount; however, we do not expect this difference to be material.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

		Exhibit Description	Incorporated by Reference					Filed Here with
Exhibit No.			Form	File No.	Exhibit No.	Filing Date	Filed By
2.1		Agreement and Plan of Merger, dated February 10, 2009, between Ticketmaster Entertainment, Inc. and Live Nation, Inc.	8-K	001-32601	2.1	2/13/2009	Live Nation Entertainment, Inc.
4.1		Second Amendment to Rights Agreement, effective as of September 23, 2011, entered into by and between Live Nation Entertainment, Inc. and The Bank of New York Mellon, as rights agent.	8-K	001-32601	4.1	9/28/2011	Live Nation Entertainment, Inc.
10.1		Second Supplemental Indenture, entered into as of August 4, 2011, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I attached thereto, Vector Management LLC, Vector West, LLC, and The Bank of New York Mellon Trust Company, N.A., as trustee.						X
10.2		Eighth Supplemental Indenture, entered into as of August 4, 2011, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I attached thereto, Vector Management LLC, Vector West, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee.						X
31.1		Certification of Chief Executive Officer.						X
31.2		Certification of Chief Financial Officer.						X
32.1		Section 1350 Certification of Chief Executive Officer.						X
32.2		Section 1350 Certification of Chief Financial Officer.						X
101.INS	*	XBRL Instance Document						X
101.SCH	*	XBRL Taxonomy Schema Document						X
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document						X
101.DEF	*	XBRL Taxonomy Definition Linkbase Document						X
101.LAB	*	XBRL Taxonomy Label Linkbase Document						X
101.PRE	*	XBRL Taxonomy Presentation Linkbase Document						X

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 3, 2011.

LIVE NATION ENTERTAINMENT, INC.

By:	/s/ BRIAN CAPO
Brian Capo
Chief Accounting Officer

EXHIBIT INDEX

		Exhibit Description	Incorporated by Reference					Filed Here with
Exhibit No.			Form	File No.	Exhibit No.	Filing Date	Filed By
2.1		Agreement and Plan of Merger, dated February 10, 2009, between Ticketmaster Entertainment, Inc. and Live Nation, Inc.	8-K	001-32601	2.1	2/13/2009	Live Nation Entertainment, Inc.
4.1		Second Amendment to Rights Agreement, effective as of September 23, 2011, entered into by and between Live Nation Entertainment, Inc. and The Bank of New York Mellon, as rights agent.	8-K	001-32601	4.1	9/28/2011	Live Nation Entertainment, Inc.
10.1		Second Supplemental Indenture, entered into as of August 4, 2011, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I attached thereto, Vector Management LLC, Vector West, LLC, and The Bank of New York Mellon Trust Company, N.A., as trustee.						X
10.2		Eighth Supplemental Indenture, entered into as of August 4, 2011, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I attached thereto, Vector Management LLC, Vector West, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee.						X
31.1		Certification of Chief Executive Officer.						X
31.2		Certification of Chief Financial Officer.						X
32.1		Section 1350 Certification of Chief Executive Officer.						X
32.2		Section 1350 Certification of Chief Financial Officer.						X
101.INS	*	XBRL Instance Document						X
101.SCH	*	XBRL Taxonomy Schema Document						X
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document						X
101.DEF	*	XBRL Taxonomy Definition Linkbase Document						X
101.LAB	*	XBRL Taxonomy Label Linkbase Document						X
101.PRE	*	XBRL Taxonomy Presentation Linkbase Document						X

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.