Form 10-K
period 2011-12-31
Live Nation Entertainment, Inc.
filed 2012-02-24
CIK 1335258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011,

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and 2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

On June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock beneficially held by non-affiliates of the registrant was approximately $1,630,000,000. (For purposes hereof, directors, executive officers and 10% or greater stockholders have been deemed affiliates).

On February 17, 2012, there were 189,538,617 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 2,913,651 shares of unvested restricted stock awards and excluding 226,302 shares held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

LIVE NATION ENTERTAINMENT, INC.

LIVE NATION ENTERTAINMENT, INC.

GLOSSARY OF KEY TERMS

ADA	Americans with Disabilities Act of 1990
AEG	Anschutz Entertainment Group
AMG	Academy Music Holdings Limited Group
AOI	Adjusted operating income (loss)
Azoff Trust	The Azoff Family Trust of 1997, of which Irving Azoff is co-Trustee
BigChampagne	BigChampagne, LLC
Clear Channel	Clear Channel Communications, Inc.
Company	Live Nation Entertainment, Inc. and subsidiaries
CTS	CTS Eventim AG
DDA	United Kingdom’s Disability Discrimination Act 1995
DOJ	United States Department of Justice
FASB	Financial Accounting Standards Board
FCPA	Foreign Corrupt Practices Act
FLMG	FLMG Holdings Corp., a wholly-owned subsidiary of Live Nation
Front Line	Front Line Management Group, Inc.
FTC	Federal Trade Commission
Full Circle	Full Circle Live Limited
GAAP	United States Generally Accepted Accounting Principles
IAC	IAC/InterActiveCorp
IRS	United States Internal Revenue Service
Liberty Media	Liberty Media Corporation
Live Nation	Live Nation Entertainment, Inc., formerly known as Live Nation, Inc., and subsidiaries
LN—Haymon	LN—Haymon Ventures, LLC
LN-HS Concerts	LN-HS Concerts, LLC
LN Ontario Concerts	Live Nation Ontario Concerts, L.P.
Merger	Merger between Live Nation, Inc. and Ticketmaster Entertainment, Inc. announced in February 2009 and consummated in January 2010
Merger Agreement	Agreement and Plan of Merger, dated February 10, 2009 and consummated on January 25, 2010, between Live Nation, Inc. and Ticketmaster Entertainment, Inc.
MSG	Madison Square Garden, L.P.
OCI	Other comprehensive income (loss)
Paciolan	Paciolan, Inc.
Parcolimpico	Parcolimpico S.r.l.
SEC	United States Securities and Exchange Commission
Separation	The contribution and transfer by Clear Channel of substantially all of its entertainment assets and liabilities to Live Nation
Serviticket	Serviticket, S.A.
Spincos	Collective referral to Ticketmaster and other companies spun off from IAC on August 20, 2008
Tecjet	Tecjet Limited
TGLP	Ticketmaster Group Limited Partnership
Ticketmaster

For periods prior to May 6, 2010, Ticketmaster means Ticketmaster
Entertainment LLC and its predecessor companies (including
without limitation Ticketmaster Entertainment, Inc.); for periods on and after May 6, 2010, Ticketmaster means the Ticketmaster
ticketing business of the Company

Ticketnet	Ticketnet S.A.
TicketsNow	TNow Entertainment Group, Inc.
T-Shirt Printers	T-Shirt Printers Pty. Limited
Vector	Vector Management LLC and Vector West LLC

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

Our Company

We believe that we are the largest live entertainment company in the world connecting more than 200 million fans across all of our platforms to over 200,000 events in approximately 41 countries in 2011.

We believe we are the largest producer of live music concerts in the world, based on total attendance at Live Nation events as compared to events of other promoters, connecting nearly 47 million fans to over 22,000 events for over 2,300 artists in 2011. Globally, Live Nation owns, operates, has booking rights for and/or has an equity interest in 133 venues, including House of Blues ® music venues and prestigious locations such as The Fillmore in San Francisco, the Hollywood Palladium, the Heineken Music Hall in Amsterdam and the O2 Dublin.

We believe we are the world’s leading live entertainment ticketing sales and marketing company, based on the number of tickets we sold. Ticketmaster provides ticket sales, ticket resale services, marketing and distribution globally through www.ticketmaster.com and www.livenation.com, numerous retail outlets and worldwide call centers. Established in 1976, Ticketmaster serves clients worldwide across multiple event categories, providing ticketing services for leading arenas, stadiums, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters.

We believe we are one of the world’s leading artist management companies based on the number of artists represented. Front Line and their affiliates manage musical artists and acts primarily in the rock, classic rock, pop and country music genres. As of December 31, 2011, Front Line had approximately 250 artists on its rosters and over 90 managers providing services to these artists.

We believe our global network is the world’s largest music marketing network for corporate brands and includes one of the world’s top five ecommerce websites, based on comparison of gross sales of leading internet retailers. In 2011, we drove almost 27 million average monthly unique visitors to www.livenation.com and www.ticketmaster.com and our other online properties.

Our principal executive offices are located at 9348 Civic Center Drive, Beverly Hills, California 90210 (telephone: 310-867-7000). Our principal website is www.livenation.com. Live Nation is listed on the New York Stock Exchange, trading under the symbol “LYV”.

Our Strategy

Our strategy is to leverage our leadership position in live entertainment and our relationships with fans, venues and artists to sell more tickets and grow our revenue, earnings and cash flow. We pay artists, venues and teams to secure content and tickets, we invest in the technology to improve our platforms and we provide the best access and information for fans to buy those tickets and see the live events about which they are passionate.

Our core businesses surrounding the promotion of live events include ticketing and ecommerce, artist management, sponsorship and onsite ancillary spend. We believe our focus on growing these businesses will increase stockholder value as we continue to build high margin revenue streams. We are also strengthening our core operations by continuing to expand into other top global markets and optimizing our cost structure. Our strategy is to grow and innovate through pursuing the objectives listed below.

•

Promote more Concerts in more Markets. We will selectively expand our business into top music markets with large populations around the world. Our focus internationally is on increasing our promoter and festival presence. In North America, we continue to look for key opportunities to operate strategic venues, to grow our festival portfolio and to expand the business through strategic partnerships. We will continue to innovate the live music event experience by growing and improving our existing festivals, launching new festivals in key locations and with popular genres, including electronic, delivering the shows that our fans want to see.

•

Grow Advertising and Sponsorship. Our goal is to drive growth in this area and capture a larger share of the music sponsorship market. We will focus on expanding and developing new relationships with corporate sponsors to provide them with targeted strategic programs to deliver more value to the sponsor through our unique relationship with fans and artists, our distribution network of venues and our extensive ticketing operations and online presence. In addition, we provide one of the few ecommerce sites that has a substantial and growing online advertising platform. We will continue to look for new innovative products and offerings that give our sponsors and advertisers a unique ability to reach consumers through the power of live music.

•

Sell more Tickets and Capture more of the Gross Ticket Revenue. We will continue to invest in our ticketing software system and related products to strengthen the functionality of our system and continue to improve our clients’ ability to drive ticket sales. We are focused on selling tickets through additional sales channels, including social, retail and mobile, and leveraging our extensive database we have built through www.livenation.com and www.ticketmaster.com to better reach consumers. We are helping our clients sell more tickets by leveraging our extensive analysis on fan purchasing behaviors to drive directed marketing as well as providing data and analysis to enable optimal pricing of the ticket at the event on-sale. We will continue to innovate the ways to sell and price the ticket, to market the event to the fan and to ultimately capture more of the gross ticket proceeds for our clients and artists.

Our Assets

We believe we have a unique portfolio of assets that is unmatched in the live entertainment industry.

•

Fans. During 2011, our events were attended by nearly 47 million live music fans. Our fan database provides us with the means to efficiently market our shows to these fans as well as offer them other music-related products and services. This fan database is an invaluable asset that we are able to use to provide unique services to our artists and corporate clients.

•

Artists. We have extensive relationships with artists ranging from those acts that are just beginning their careers to established superstars. In 2011, we promoted shows or tours for approximately 2,300 artists globally. In addition, through our artist management companies, we manage approximately 250 artists. We believe our artist relationships are a competitive advantage and will help us pursue our strategy to develop additional ancillary revenue streams around the ticket purchase, live event and the artists themselves.

•

Online Services and Ticketing. We own and operate various branded websites, both in the United States and abroad, which are customized to reflect services offered in each jurisdiction. Our primary online websites, www.livenation.com and www.ticketmaster.com, together with our other branded ticketing websites, are designed to promote ticket sales for live events and to disseminate event and related merchandise information online. Fans can access www.livenation.com and www.ticketmaster.com directly, from affiliated websites and through numerous direct links from banners and event profiles hosted by approved third-party websites.

•

Distribution Network. We believe that our global distribution network of promoters, venues and festivals provides us with a strong position in the live concert industry. We believe we have one of the largest global networks of live entertainment businesses in the world, with offices in 71 cities in North America and a total of 21 countries worldwide. In addition, we own, operate, have booking rights and/or have an equity interest in 133 venues located across six countries as of the end of 2011, making us, we believe, the second largest operator of music venues in the world. We also believe that we produce one of the largest networks of music festivals in the world with more than 40 festivals globally. In addition, we believe that our global ticketing services distribution network with one of the largest ecommerce sites on the internet, approximately 8,600 sales outlets and 16 worldwide call centers serving more than 12,000 clients worldwide makes us the largest ticketing network in the industry.

•

Sponsors. We employ a sales force of approximately 200 people that worked with approximately 800 sponsors during 2011, through a combination of local venue related deals and national deals, both in North America and internationally. Our sponsors include some of the most well-recognized national and global brands including O2, State Farm, Red Bull and Coca-Cola (each of these brands is a registered trademark of the sponsor).

•

Employees. At December 31, 2011, we employed approximately 6,600 full-time employees who are dedicated to providing first-class service to our artists, fans, ticketing clients and corporate sponsors. Many of our employees have decades of experience in promoting and producing live concerts, ticketing operations, sales and marketing, artist management and live event venue management.

Our History

We were incorporated in Delaware on August 2, 2005 in preparation for the spin-off of substantially all of Clear Channel’s entertainment assets and liabilities. The Separation was completed on December 21, 2005, at which point we became a publicly traded company on the New York Stock Exchange trading under the symbol “LYV”.

On January 25, 2010, we completed our Merger with Ticketmaster. Effective on the date of the Merger, Ticketmaster became a wholly-owned subsidiary of Live Nation and Live Nation, Inc. changed its name to Live Nation Entertainment, Inc.

Under the terms of the agreement reached with the DOJ in connection with obtaining regulatory clearance for the Merger, we agreed to divest our ticketing subsidiary, Paciolan, and to license the Ticketmaster ticketing system to AEG, for a period of up to five years, in addition to other terms intended to protect competitive conditions in ticketing and promotions. In March 2010, we sold Paciolan to Comcast-Spectacor, L.P.

Our Industry

We operate in four main industries within the live entertainment business, including live music events, venue operations, ticketing software and services and artist management and services.

The live music industry includes concert promotion and/or production of music events or tours. Typically, to initiate live music events or tours, booking agents directly contract with artists to represent them for defined periods. Booking agents then contact promoters, who will contract with them or directly with artists to arrange events. Booking agents generally receive fixed or percentage fees from artists for their services. Promoters earn revenue primarily from the sale of tickets. Artists are paid by the promoter under one of several different formulas, which may include fixed guarantees and/or a percentage of ticket sales or event profits. In addition, promoters may also reimburse artists for certain costs of production, such as sound and lights. Under guaranteed payment formulas, promoters assume the risks of unprofitable events. Promoters may renegotiate lower guarantees or cancel events because of insufficient ticket sales in order to reduce their losses. Promoters can also reduce the risk of losses by entering into global or national touring agreements with artists and including the right to offset lower performing shows against higher performing shows on the tour in the determination of overall artist fees.

For music tours, one to four months typically elapse between booking artists and the first performances. Promoters, in conjunction with artists, managers and booking agents, set ticket prices and advertise events. Promoters market events, sell tickets, rent or otherwise provide venues and arrange for local production services, such as stages and sets.

Venue operators typically contract with promoters to rent their venues for specific events on specific dates and receive fixed fees or percentages of ticket sales as rental income. In addition, venue operators provide services such as concessions, parking, security, ushering and ticket-taking, and receive some or all of the revenue from concessions, merchandise, venue sponsorships, parking and premium seating.

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

Artist management primarily provides services to music recording artists to manage their career. The artist manager negotiates on behalf of the artist and is paid a fee, generally as a percentage of the artist’s earnings. Artist services sells merchandise associated with musical artists at live performances, to retailers and directly to consumers via the internet and also sells premium ticket packages.

The sponsorship and advertising industry within the live entertainment business involves the sale of international, national, regional and local advertising campaigns and promotional programs to a variety of companies desiring to advertise or promote their brand or product. The advertising campaigns typically include venue naming rights, on-site venue signage, online banner advertisements and exclusive partner rights in various categories such as beverage, hotel and telecommunications. These promotional programs may include event pre-sales and product on-site activation.

Our Business

In 2011 and 2010, we operated in five segments: Concerts, Ticketing, Artist Nation, eCommerce and Sponsorship. Prior to 2010, our segments were North American Music, International Music and Ticketing. Information related to these operating segments and other operations for 2011, 2010 and 2009 is included in Note 14—Segment Data in the Notes to Consolidated Financial Statements in Item 8.

Concerts. Our Concerts segment principally involves the global promotion of live music events in our owned and/or operated venues and in rented third-party venues, the operation and management of music venues and the production of music festivals across the world. During 2011, our Concerts business generated approximately $3.5 billion, or 65.1%, of our total revenue. We promoted over 22,000 live music events in 2011, including artists such as U2, Lady Gaga, Roger Waters, Prince, Shakira and Jay-Z, and through festivals such as Rock Werchter, Reading and T in the Park. While our Concerts segment operates year-round, we experience higher revenue during the second and third quarters due to the seasonal nature of shows at our outdoor amphitheaters and festivals, which primarily occur May through September.

As a promoter, we earn revenue primarily from the sale of tickets and pay artists under one of several formulas, including a fixed guaranteed amount and/or a percentage of ticket sales or event profits. For each event, we either use a venue we own and/or operate, or rent a third-party venue. Revenue is generally related to the number of events, volume of ticket sales and ticket prices. Event costs such as artist and production service expenses are included in direct operating expenses and are typically substantial in relation to the revenue. As a result, significant increases or decreases in promotion revenue do not typically result in comparable changes to operating income.

As a venue operator, we generate revenue primarily from the sale of concessions, parking, premium seating, rental income, venue sponsorships and ticket rebates or service charges earned on tickets sold through our internal ticketing operations or by third parties under ticketing agreements. In our amphitheaters, the sale of concessions is outsourced and we receive a share of the net revenue from the concessionaire which is recorded in revenue with no significant direct operating expenses associated with it. Revenue generated from venue operations typically have a higher margin than promotion revenue and therefore typically have a more direct relationship to operating income.

As a festival operator, we typically book artists, secure festival sites, provide for third-party production services, sell tickets and advertise events to attract fans. We also arrange for third-parties to provide operational services as needed such as concessions, merchandising and security. We earn revenue from the sale of tickets and typically pay artists a fixed guaranteed amount. We also earn revenue from the sale of concessions, camping fees, festival sponsorships and ticket rebates or service charges earned on tickets sold. For each event, we either use a festival site we own or rent a third-party festival site. Revenue is generally related to the number of events, volume of ticket sales and ticket prices. Event costs such as artist and production service expenses are included in direct operating expenses and are typically substantial in relation to the revenue. As a result, significant increases or decreases in festival promotion revenue do not typically result in comparable changes to operating income.

Ticketing. Our Ticketing segment is primarily an agency business that sells tickets for events on behalf of our clients and retains a convenience charge and order processing fee for our services. We sell tickets for our events and also for third-party clients across multiple live event categories, providing ticketing services for leading arenas, stadiums, amphitheaters, music clubs, concert promoters, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters. We sell tickets through a combination of websites, ticket outlets and call center services. During the year ended December 31, 2011, we sold 78%, 15% and 7% of primary tickets through these channels, respectively. During 2011, our Ticketing business generated approximately $1.2 billion, or 22.1% of our total revenue, which excludes the face value of tickets sold. Through all of our ticketing services, we sold over 141 million tickets in 2011 and sold an additional 135 million tickets through our venue clients’ box offices. Our ticketing sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon event scheduling by our clients.

We generally enter into written agreements with individual clients to provide primary ticketing services for specified multi-year periods, typically ranging from three to five years. Pursuant to these agreements, clients generally communicate what tickets will be available for sale, when such tickets will go on sale to the public and what the ticket face price will be. Agreements with venue clients generally grant us the right to sell tickets for all events presented at the relevant venue for which tickets are made available to the general public. Agreements with promoter clients generally grant us the right to sell tickets for all events presented by a given promoter at any venue, unless that venue is already covered by an existing exclusive agreement with our ticketing business or another ticketing service provider. Where we have exclusive contracts, clients may not utilize, authorize or promote the services of third-party ticketing companies or technologies while under contract with us. While we generally have the right to sell a substantial portion of our clients’ tickets, venue and promoter clients often sell and distribute group sales and season tickets in-house. In addition, under many written agreements between promoters and our clients, the client often allocates certain tickets for artist, promoter, agent and venue use and does not make those tickets available for sale by us. We also generally allow clients to make a certain limited number of tickets available for sale through fan clubs, or other similar arrangements, from which we generally derive no revenue unless selected by the club to facilitate the sales. As a result, we do not sell all of our clients’ tickets and the amount of tickets that we sell varies from client to client and from event to event, and varies as to any single client from year to year.

We currently offer ticket resale services through TicketsNow (in the United States and Canada), our TicketExchange service (in the United States, Europe and Canada) and GET ME IN! (in the United Kingdom). Through TicketsNow and GET ME IN!, we enter into listing agreements with ticket resellers to post ticket inventory for sale at a purchase price equal to a ticket resale price determined by the ticket reseller plus an amount equal to a percentage of the ticket resale price and a pre-determined service fee. We remit the reseller-determined ticket resale price to the ticket resellers and retain the remainder of the purchase price. While we do not generally acquire tickets for sale on our own behalf, we may do so from time to time on a limited basis. In addition to enabling premium primary ticket sales, the TicketExchange service allows consumers to resell and purchase tickets online for certain events that were initially sold for our venue clients who elect to participate in the TicketExchange service. Sellers and buyers each pay a fee that has been negotiated with the relevant client, a portion of which is shared with the client.

Artist Nation. Our Artist Nation segment primarily provides management services to music recording artists in exchange for a commission on the earnings of these artists. Our Artist Nation segment also sells merchandise associated with musical artists at live performances, to retailers and directly to consumers via the internet and provides other services to artists. During 2011, our Artist Nation business generated approximately $393 million, or 7.3%, of our total revenue. Revenue earned from our Artist Nation segment is impacted to a large degree by the touring schedules of the artists we represent. Generally, we experience higher revenue during the second and third quarters as the period from May through September tends to be a popular time for touring events.

eCommerce. Our eCommerce segment manages our online activities including enhancements to our websites, bundling product offerings and online advertising at our websites. Through our websites, we sell tickets to our own events as well as tickets for our ticketing clients and disseminate event and related merchandise information online. This segment records a fee per ticket that is paid to it by the Ticketing segment on every ticket sold online via www.livenation.com and www.ticketmaster.com both domestically and internationally. During 2011, our eCommerce business generated approximately $144 million, or 2.7%, of our total revenue.

Sponsorship. Our Sponsorship segment employs a sales force that creates and maintains relationships with sponsors, through a combination of strategic, international, national and local opportunities for businesses to reach customers through our concert, venue, artist relationship and ticketing assets. We work with our corporate clients to help create marketing programs that drive their businesses. During 2011, our Sponsorship business generated approximately $180 million, or 3.3%, of our total revenue.

We believe that we have a unique opportunity to connect the music fan to corporate sponsors and therefore seek to optimize this relationship through strategic sponsorship programs. We continue to also pursue the sale of national and local sponsorships, both domestically and internationally, and placement of advertising, including signage, online advertising and promotional programs. Many of our venues have venue naming rights sponsorship programs. We believe national and international sponsorships allow us to maximize our network of venues and to arrange multi-venue branding opportunities for advertisers. Our sponsorship programs include companies such as Starwood, Vodafone, Anheuser Busch, Citi®, American Express and Hertz (each of the preceding brands is a registered trademark of the sponsor). Our local and venue-focused sponsorships include venue signage, promotional programs, on-site activation, hospitality and tickets, and are derived from a variety of companies across various industry categories.

2011 Acquisitions

TGLP — In January 2011, our Ticketing segment acquired all of the net assets of TGLP, a primary ticketing business based in the Washington D.C. metro area.

LN Ontario Concerts — In January 2011, our Concerts segment acquired a 54% interest in Live Nation Ontario Concerts, a company which promotes music events in the Toronto area.

Front Line — In February 2011, our Artist Nation segment acquired all of the remaining equity interests of Front Line that it did not previously own in a series of transactions. Front Line manages musical artists and acts primarily in the rock, classic rock, pop and country music genres.

Quest — In March 2011, our Artist Nation segment acquired a 50% interest in Quest Management (UK) Limited, an artist management business based in London.

Quietus — In March 2011, our Artist Nation segment acquired a 50% interest in Quietus Management Limited, an artist management business based in London.

Serviticket — In April 2011, our Ticketing segment acquired Serviticket, a ticketing company in Spain.

Vector — In May 2011, our Artist Nation segment acquired the remaining interests in Vector Management LLC and Vector West LLC, artist management companies based in Nashville, New York City and Los Angeles.

JBM — In May 2011, our Artist Nation segment acquired a 50% interest in Jeff Battaglia Management, LLC, an artist management company based in Chicago.

Full Circle — In August 2011, our Concerts segment acquired a 56.9% interest in Full Circle, a blues and jazz festival promotion company based in the United Kingdom.

Laffitte — In August 2011, our Artist Nation segment acquired a 50% interest in Laffitte Management Group, LLC which is an artist management business based in California.

LN-HS Concerts — In October 2011, our Concerts segment acquired a 51% interest in a business that promotes events in Southern California.

T-Shirt Printers — In October 2011, our Artist Nation segment acquired a 75% interest in T-Shirt Printers, a t-shirt printing and merchandising company in Australia.

BigChampagne — In December 2011, our eCommerce segment acquired a 50% interest in BigChampagne, a developer of technologies for collecting, analyzing and distributing media metrics.

2011 Divestitures

Spectacle — In January 2011, our Artist Nation segment sold its 50% interest in Spectacle Entertainment Group, LLC, an artist management company in California.

Live Nation Venue Details

In the live entertainment industry, venues generally consist of:

•

Stadiums—Stadiums are multi-purpose facilities, often housing local sports teams. Stadiums typically have 30,000 or more seats. Although they are the largest venues available for live music, they are not specifically designed for live music. At December 31, 2011, we had booking rights to two stadiums in North America.

•

Amphitheaters—Amphitheaters are generally outdoor venues with between 5,000 and 30,000 seats that are used primarily in the summer season. We believe they are popular because they are designed specifically for concert events, with premium seat packages and better lines of sight and acoustics. At December 31, 2011, we owned eight, leased 28, operated four and had booking rights for seven amphitheaters located in North America.

•

Arenas—Arenas are indoor venues that are used as multi-purpose facilities, often housing local sports teams. Arenas typically have between 5,000 and 20,000 seats. Because they are indoors, they are able to offer amenities that other similar-sized outdoor venues cannot, such as luxury suites and premium club memberships. As a result, we believe they have become increasingly popular for higher-priced concerts aimed at audiences willing to pay for these amenities. At December 31, 2011, we owned one, leased two, operated four and had booking rights for three arenas located in the United Kingdom, Ireland, the Netherlands, Italy and North America.

•

Music Theaters—Music theaters are indoor venues that are built primarily for music events. These venues typically have a capacity between 1,000 and 6,500. Because these venues have a smaller capacity than an amphitheater, they do not offer as much economic upside on a per show basis. However, because music theaters can be used year-round, unlike most amphitheaters, they can generate annual profits similar to those of an amphitheater. Music theaters represent less risk to concert promoters because they have lower fixed costs associated with hosting a concert and may provide a more appropriately-sized venue for developing artists and more artists in general. At December 31, 2011, we owned seven, leased 25, operated three, had booking rights for five and an equity interest in one music theater located in North America and the United Kingdom.

•

Clubs—Clubs are indoor venues that are built primarily for music events but may also include comedy clubs. These venues typically have a capacity of less than 1,000 and often without full fixed seating. Because of their small size, they do not offer as much economic upside, but they also represent less risk to a concert promoter because they have lower fixed costs associated with hosting a concert and also may provide a more appropriate size venue for developing artists. Clubs can also be used year-round and can therefore generate higher profits for the year, even though per show profits are lower. At December 31, 2011, we owned three, leased nine and had booking rights for three clubs in North America and the United Kingdom.

•

House of Blues—House of Blues venues are indoor venues that offer customers an integrated live music and dining experience. The live music halls are specially designed to provide optimum acoustics and typically can accommodate between 1,000 to 2,000 guests. A full-service restaurant and bar is located adjacent to the live music hall. We believe that the high quality of the food, service and atmosphere in our restaurants attracts customers to these venues independently from an entertainment event, and generates a significant amount of repeat business from local customers. At December 31, 2011, we owned two and leased ten House of Blues venues located in North America. One of the House of Blues venues is comprised of two buildings where we own one and lease the other. We have included this venue as an owned venue.

•

Festival Sites—Festival sites are outdoor locations used primarily in the summer season to stage day-long or multi-day concert events featuring several artists. Depending on the location, festival site capacities can range from 10,000 to 120,000. We believe they are popular because of the value provided to the fan by packaging several artists for a full-day or multi-day event. While festival sites only host a few events each year, they can provide higher operating income because we are able to generate income from many different services provided at the event and they have lower costs associated with producing the event and maintaining the site. At December 31, 2011, we owned four festival sites located in North America and the United Kingdom. One of the festival sites is comprised of two parcels of land where we own one and lease the other. We have included this site as owned.

•

Theatrical Theaters—Theatrical theaters are generally indoor venues that are built specifically for theatrical events, with substantial aesthetic and acoustic consideration. These venues typically have less than 5,000 seats. Additionally, given their size, they are able to host events aimed at niche audiences. At December 31, 2011, we leased one theatrical theater located in North America and operated one in Ireland.

Venues

At December 31, 2011, we owned, leased, operated, had booking rights for and/or had an equity interest in the following domestic and international venues primarily used for music events:

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
NEW YORK, NY	1
PNC Bank Arts Center		Amphitheater	22-year lease that expires December 31, 2017	17,500
Nikon at Jones Beach Theater		Amphitheater	20-year license agreement that expires December 31, 2019	14,400
NYCB Theatre at Westbury		Music Theater	43-year lease that expires December 31, 2034	2,800
The Paramount		Music Theater	Booking agreement	1,500
Irving Plaza Powered by Klipsch		Club	10-year lease that expires October 31, 2016	1,000
Gramercy Theatre		Club	10-year lease that expires December 31, 2016	600
Roseland Ballroom		Club	Booking agreement	3,700
Foxwoods Theatre		Theatrical Theater	40-year lease that expires December 31, 2038	1,800
LOS ANGELES, CA	2
San Manuel Amphitheater		Amphitheater	25-year lease that expires June 30, 2018	65,000
Verizon Wireless Amphitheater		Amphitheater	20-year lease that expires February 28, 2017	16,300
Gibson Amphitheatre at Universal CityWalk		Music Theater	15-year lease that expires September 9, 2014	6,200
Hollywood Palladium		Music Theater	20-year lease that expires January 31, 2027	3,500
The Wiltern		Music Theater	15-year lease that expires June 30, 2020	2,300
Avalon—Hollywood		Club	Booking agreement	1,400
House of Blues—Sunset Strip		House of Blues	10-year lease that expires May 10, 2012	1,000
House of Blues—Anaheim		House of Blues	5-year lease that expires January 31, 2016	1,000
CHICAGO, IL	3
First Midwest Bank Amphitheatre		Amphitheater	Owned	28,600
House of Blues—Chicago		House of Blues	Owned	1,300
Charter One Pavilion at Northerly Island		Amphitheater	1-year lease that expired December 31, 2011 (currently negotiating new terms)	8,500
PHILADELPHIA, PA	4
Susquehanna Bank Center		Amphitheater	31-year lease that expires September 29, 2025	25,000
Tower Theater		Music Theater	Owned	3,100
Theatre of the Living Arts		Club	Owned	800
Chestnut Street Theatre		Theatrical Theater	Owned (currently not in operation)	2,400
DALLAS—FORT WORTH, TX	5
Gexa Energy Pavillion		Amphitheater	30-year lease that expires December 31, 2018	20,100
House of Blues—Dallas		House of Blues	15-year lease that expires April 30, 2022	1,600
Morton H. Meyerson Symphony Center		Music Theater	Booking agreement	2,100

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
SAN FRANCISCO— OAKLAND—SAN JOSE, CA	6
Shoreline Amphitheatre		Amphitheater	15-year lease that expires December 31, 2020	22,000
Sleep Train Pavilion at Concord		Amphitheater	2-year management agreement that expires December 31, 2012	12,500
The Fillmore		Music Theater	10-year lease that expires August 31, 2022	1,200
Nob Hill Masonic Center		Music Theater	18-year lease that expires March 31, 2028	3,300
Punch Line Comedy Club—San Francisco		Club	5-year lease that expires September 15, 2016	500
Cobb’s Comedy Club		Club	10-year lease that expires October 31, 2015	200
BOSTON, MA	7
Comcast Center		Amphitheater	Owned	19,900
Bank of America Pavilion		Amphitheater	Indefinite license agreement that expires 18 months after notification that pier is to be occupied for water dependent use	4,900
Orpheum Theatre—Boston		Music Theater	10-year operating agreement that expires December 31, 2015	2,700
House of Blues—Boston		House of Blues	20-year lease that expires February 28, 2029	2,400
Paradise Rock Club		Club	10-year lease that expires May 31, 2018	800
Brighton Music Hall		Club	10-year lease that expires January 1, 2021	300
WASHINGTON, DC	9
Jiffy Lube Live		Amphitheater	Owned	22,500
Warner Theatre		Music Theater	10-year lease that expires September 30, 2012	1,900
The Fillmore Silver Spring		Music Theater	20-year lease that expires August 30, 2021	2,000
ATLANTA, GA	8
Aaron’s Amphitheatre at Lakewood		Amphitheater	35-year lease that expires December 31, 2034	19,000
Chastain Park Amphitheatre		Amphitheater	5-year lease that expires December 31, 2015	6,400
The Tabernacle		Music Theater	20-year lease that expires January 31, 2018	2,500
HOUSTON, TX	10
Cynthia Woods Mitchell Pavilion		Amphitheater	Booking agreement	16,500
Verizon Wireless Theater		Music Theater	15-year lease that expires December 31, 2012	2,900
House of Blues—Houston		House of Blues	10-year lease that expires October 31, 2018	1,500
DETROIT, MI	11
The Fillmore Detroit		Music Theater	15-year lease that expires January 31, 2018	2,900
Saint Andrews Hall		Club	Owned	800

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
SEATTLE —TACOMA, WA	12
White River Amphitheatre		Amphitheater	25-year management agreement that expires October 31, 2027	20,000
Maryhill Winery		Music Theater	Booking agreement	4,000
PHOENIX, AZ	13
Ashley Furniture HomeStore Pavilion		Amphitheater	60-year lease that expires June 30, 2049	20,000
Comerica Theatre		Music Theater	10-year lease that expires December 31, 2016	5,500
TAMPA—ST PETERSBURG— SARASOTA, FL	14
1-800-ASK-GARY Amphitheatre at the Florida State Fairgrounds		Amphitheater	15-year lease that expires December 31, 2018	20,000
MIAMI—FT LAUDERDALE, FL	16
Klipsch Amphitheatre at Bayfront Park		Amphitheater	10-year management agreement that expires December 31, 2018	5,000
The Fillmore Miami Beach at the Jackie Gleason Theater		Music Theater	10-year management agreement that expires August 31, 2017	2,700
Revolution Live		Club	Booking agreement	1,300
DENVER, CO	17
Comfort Dental Amphitheatre		Amphitheater	20-year lease that expires December 31, 2012	16,800
Fillmore Auditorium		Music Theater	Owned	3,600
CLEVELAND—AKRON, OH	18
Blossom Music Center		Amphitheater	15-year lease that expires October 31, 2014	19,600
House of Blues—Cleveland		House of Blues	20-year lease that expires October 31, 2024	1,200
Jacobs Pavilion at Nautica		Amphitheater	Booking agreement	4,500
ORLANDO—DAYTON BEACH— MELBOURNE, FL	19
House of Blues—Orlando		House of Blues	15-year lease that expires September 1, 2012	2,100
SACRAMENTO— STOCKTON—MODESTA, CA	20
Sleep Train Amphitheatre		Amphitheater	Owned	18,500
Punch Line Comedy Club—Sacramento		Club	7-year lease that expires December 31, 2012	100
ST. LOUIS, MO	21
Verizon Wireless Amphitheater—St. Louis		Amphitheater	Owned	21,000
The Pageant		Music Theater	50% equity interest	2,300
PITTSBURGH, PA	23
First Niagara Pavilion		Amphitheater	45-year lease that expires December 31, 2035	23,100
RALEIGH—DURHAM, NC	24
Time Warner Cable Music Pavilion at Walnut Creek		Amphitheater	40-year lease that expires October 31, 2030	20,000
Raleigh Amphitheater		Amphitheater	Booking agreement	5,400

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
CHARLOTTE, NC	25
Verizon Wireless Amphitheatre Charlotte		Amphitheater	Owned	18,800
Time Warner Cable Uptown Amphitheater Charlotte		Amphitheater	10-year lease that expires June 12, 2019	5,000
The Fillmore Charlotte		Music Theater	10-year lease that expires June 12, 2019	2,000
INDIANAPOLIS, IN	26
Klipsch Music Center		Amphitheater	Owned	24,400
The Lawn at White River State Park		Amphitheater	Booking agreement	6,000
Murat Theatre at Old National Centre		Music Theater	50-year lease that expires September 4, 2045	2,500
SAN DIEGO, CA	28
Cricket Wireless Amphitheatre		Amphitheater	20-year lease that expires October 31, 2023	19,500
SDSU Open Air Theatre		Amphitheater	Booking agreement	4,800
Viejas Arena		Arena	Booking agreement	12,500
House of Blues San—Diego		House of Blues	15-year lease that expires May 31, 2020	1,100
HARTFORD—NEW HAVEN, CT	30
Comcast Theatre		Amphitheater	40-year lease that expires September 13, 2034	24,200
Rentschler Field		Stadium	Booking agreement	34,300
Mohegan Sun Arena		Arena	Booking agreement	9,000
Toyota Presents Oakdale Theatre		Music Theater	Owned	4,600
KANSAS CITY, MO	31
Starlight Theatre		Music Theater	Booking agreement	8,100
COLUMBUS, OH	32
Germain Amphitheater		Amphitheater	Owned (currently not in operation)	20,000
MILWAUKEE, WI	34
Alpine Valley Music Theatre		Amphitheater	21-year management agreement that expires December 31, 2019	35,300
CINCINNATI, OH	35
Riverbend Music Center		Amphitheater	Booking agreement	20,500
PNC Pavilion		Amphitheater	Booking agreement	4,000
Bogart’s		Club	10-year lease that expires September 30, 2012	1,500
WEST PALM BEACH— FORT PIERCE, FL	38
Cruzan Amphitheatre		Amphitheater	10-year lease that expires December 31, 2015	19,300
BIRMINGHAM, AL	39
Oak Mountain Amphitheatre		Amphitheater	Owned	10,600
LAS VEGAS, NV	40
House of Blues—Las Vegas		House of Blues	15-year lease that expires March 1, 2014	1,800
HARRISBURG—LANCASTER— LEBANON—YORK, PA	41
HERSHEYPARK Stadium		Stadium	Booking agreement	30,000

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
NORFOLK—PORTSMOUTH— NEWPORT NEWS, VA	43
Farm Bureau Live at Virginia Beach		Amphitheater	30-year lease that expires December 31, 2025	20,000
ALBUQUERQUE— SANTA FE, NM	45
Hard Rock Casino Albuquerque Presents the Pavillion		Amphitheater	20-year lease that expires April 16, 2021	12,000
Sandia Casino Amphitheater		Music Theater	Booking agreement	4,200
LOUISVILLE, KY	48
The Louisville Palace		Music Theater	Owned	2,700
BUFFALO, NY	51
Darien Lake Performing Arts Center		Amphitheater	25-year lease that expires October 15, 2020	21,800
NEW ORLEANS, LA	52
House of Blues—New Orleans		House of Blues	One building owned and one building under 35-year lease that expires October 31, 2027	1,000
WILKES BARRE—SCRANTON, PA	54
Toyota Pavilion at Montage Mountain		Amphitheater	10-year lease that expires December 31, 2021	17,500
ALBANY—SCHENECTADY— TROY, NY	58
Saratoga Performing Arts Center		Amphitheater	5-year lease that expires September 1, 2014	25,200
FLORENCE—MYRTLE BEACH, SC	103
House of Blues—Myrtle Beach		House of Blues	27-year lease that expires May 31, 2025	2,000
YAKIMA—PASCO—RICHLAND— KENNEWICK, WA	123
The Gorge Amphitheatre		Amphitheater	20-year lease that expires October 31, 2023	20,000
WHEELING, WV—STEUBENVILLE, OH	159
Jamboree in the Hills Festival Site		Festival Site	Owned	N/A
TORONTO, CANADA	N/A
Molson Canadian Amphitheatre		Amphitheater	10-year lease that expires December 31, 2020	16,000
VANCOUVER, CANADA	N/A
Rogers Arena		Arena	Booking agreement	13,000
Commodore Ballroom		Club	15-year lease that expires July 31, 2014	1,100
BIRMINGHAM, ENGLAND	N/A
O2 Academy Birmingham		Music Theater	27-year lease that expires September 25, 2034	3,000
BOURNEMOUTH, ENGLAND	N/A
O2 Academy Bournemouth		Music Theater	35-year lease that expires July 17, 2034	1,800
BRIGHTON, ENGLAND	N/A
O2 Academy Brighton		Music Theater	30-year lease that expires February 15, 2037 (currently not in operation)	2,500
BRISTOL, ENGLAND	N/A
O2 Academy Bristol		Music Theater	25-year lease that expires December 25, 2023	1,900

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
LEEDS, ENGLAND	N/A
O2 Academy Leeds		Music Theater	25-year lease that expires June 23, 2026	2,300
Leeds Festival Site		Festival Site	Owned	N/A
LIVERPOOL, ENGLAND	N/A
O2 Academy Liverpool		Music Theater	34-year lease that expires January 22, 2037	1,200
LONDON, ENGLAND	N/A
Wembley Arena		Arena	15-year management agreement that expires March 31, 2021	12,800
O2 Academy Brixton		Music Theater	98-year lease that expires December 24, 2024	4,900
O2 Academy Shepherds Bush Empire		Music Theater	Owned	2,000
O2 Academy Islington		Music Theater	25-year lease that expires June 20, 2028	800
MANCHESTER, ENGLAND	N/A
O2 Apollo Manchester		Music Theater	Owned	3,500
NEWCASTLE, ENGLAND	N/A
O2 Academy Newcastle		Music Theater	99-year lease that expires March 24, 2021	2,000
NOTTINGHAM, ENGLAND	N/A
Media		Club	25-year lease agreement that expires on September 30, 2023 (currently not in operation)	1,400
OXFORD, ENGLAND	N/A
O2 Academy Oxford		Music Theater	25-year lease that expires October 30, 2031	1,000
READING, ENGLAND	N/A
Little John’s Farm		Festival Site	Owned	N/A
SHEFFIELD, ENGLAND	N/A
Motorpoint Arena		Arena	18-year management agreement expired March 31, 2011 (currently negotiating new terms)	11,300
O2 Academy Sheffield		Music Theater	35-year lease that expires January 9, 2043	2,400
SOUTHAMPTON, ENGLAND	N/A
Southampton Guildhall		Music Theater	10-year management agreement that expires February 10, 2013	1,800
AMSTERDAM, THE NETHERLANDS	N/A
Heineken Music Hall		Arena	20-year lease that expires December 31, 2027	5,500
GLASGOW, SCOTLAND	N/A
O2 Academy Glasgow		Music Theater	Owned	2,500
O2 ABC Glasgow		Music Theater	40-year lease that expires August 24, 2039	1,600
King Tuts Wah Wah Hut		Club	Owned	300
Universe		Club	25-year lease agreement that expires on July 29, 2017 (currently not in operation)	200
Balado Airfield (T in the Park )		Festival Site	One parcel owned/one parcel under a 1-year lease that expires August 1, 2012	N/A
CARDIFF, WALES	N/A
Motorpoint Arena Cardiff		Arena	137-year lease that expires December 25, 2131	6,700

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
DUBLIN, IRELAND	N/A
The O2 Dublin		Arena	Owned	13,000
Grand Canal Theatre	N/A	Theatrical Theater	5-year management agreement that expires December 31, 2015	2,000
TURIN, ITALY	N/A
Palasport Olimpico		Arena	30-year management agreement that expires November 25, 2039	12,500
Palavela		Arena	30-year management agreement that expires November 25, 2039	8,300

(1)	DMA® region refers to a United States designated market area as of September 24, 2011. At that date, there were 210 DMA®s. DMA® is a registered trademark of Nielsen Media Research, Inc.

The following table summarizes the number of venues by type that we owned, leased, operated, had booking rights for and/or had an equity interest in as of December 31, 2011:

Venue Type	Capacity	Owned	Leased	Operated	Booking Rights	Equity Interest	Total

Stadium	More than 30,000	-	-	-	2	-	2
Amphitheater	5,000 - 30,000	8	28	4	7	-	47
Arena	5,000 - 20,000	1	2	4	3	-	10
Music Theater	1,000 - 6,500	7	25	3	5	1	41
Club	Less than 1,000	3	9	-	3	-	15
House of Blues	1,000 - 2,000	2	10	-	-	-	12
Festival Site	N/A	4	-	-	-	-	4
Theatrical Theater	Less than 5,000	-	1	1	-	-	2

Total venues		25	75	12	20	1	133

Venues not currently in operation		2	3	-	-	-	5

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

Our main competitors in the live music industry include AEG, Marek Lieberberg Konzertagentur and C3 Presents, in addition to numerous smaller regional companies and various casinos in North America and Europe. Anschutz Entertainment Group operates under a number of different names including AEG Live, Concerts West and The Messina Group. Some of our competitors in the live music industry have a stronger presence in certain markets, have access to other sports and entertainment venues and may have greater financial resources in those markets, which may enable them to gain a greater competitive advantage in relation to us.

In markets where we own and/or operate a venue, we compete with other venues to serve artists likely to perform in that general region. Consequently, touring artists have significant alternatives to our venues in scheduling tours. Our main competitors in venue management include SMG and AEG, in addition to numerous smaller regional companies in North America and Europe. Some of our competitors in venue management have a greater number of venues in certain markets and may have greater financial resources in those markets.

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

We experience competition from other national, regional and local primary ticketing service providers to secure new venues and to reach fans for events. The advent of ecommerce has also contributed to the growth of resale ticketing services and the consolidation of the resale industry, which historically had been more fragmented and consisted of a significant number of local resellers with limited inventory selling through traditional storefronts. The internet has allowed fans and other ticket resellers to reach a vastly larger audience through the aggregation of inventory on online resale websites and marketplaces, and has provided consumers with more convenient access to tickets for a larger number and greater variety of events. We also face significant and increasing competition from companies that sell self-ticketing systems, as well as from venues that choose to integrate self-ticketing systems into their existing operations or acquire primary ticketing service providers. Our main competitors include primary ticketing companies such as Tickets.com, AXS, Paciolan and CTS Eventim, online and event companies such as Eventbrite and Ticketfly and secondary ticketing companies such as Stubhub.

In the artist management business, we compete with other artist managers both at larger talent representation companies, such as Red Light Management, as well as smaller artist management companies and individuals. In the artist services business, we compete with companies typically only involved in one or a few of the services we provide. Some of these competitors include Bill Young Productions, Bravado and Artist Arena.

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

Government Regulations

We are subject to federal, state and local laws, both domestically and internationally, governing matters such as construction, renovation and operation of our venues, as well as:

•	licensing, permitting and zoning, including noise ordinances;

•	human health, safety and sanitation requirements;

•	the service of food and alcoholic beverages;

•	working conditions, labor, minimum wage and hour, citizenship and employment laws;

•	compliance with ADA and DDA;

•	compliance with United States FCPA, the United Kingdom Bribery Act 2010 and similar regulations in other countries;

•	sales and other taxes and withholding of taxes;

•	privacy laws and protection of personally identifiable information;

•	historic landmark rules; and

•	environmental protection.

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

We are also required to comply with the ADA, the DDA and certain state statutes and local ordinances that, among other things, require that places of public accommodation, including both existing and newly constructed venues, be accessible to customers with disabilities. The ADA and DDA require that venues be constructed to permit persons with disabilities full use of a live entertainment venue. The ADA and DDA may also require that certain modifications be made to existing venues to make them accessible to customers and employees who are disabled. In order to comply with the ADA, DDA and other similar ordinances, we may face substantial capital expenditures in the future.

We are required to comply with the laws of the countries we operate in and also the United States FCPA and the United Kingdom Bribery Act 2010 regarding anti-bribery regulations. These regulations make it illegal for us to pay, promise to pay or receive money or anything of value to, or from, any government or foreign public official for the purpose of directly or indirectly obtaining or retaining business. This ban on illegal payments and bribes also applies to agents or intermediaries who use funds for purposes prohibited by the statute.

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

From time to time, governmental bodies have proposed legislation that could have an effect on our business. For example, some legislatures have proposed laws in the past that would impose potential liability on us and other promoters and producers of live music events for entertainment taxes and for incidents that occur at our events, particularly relating to drugs and alcohol. More recently, some jurisdictions have proposed legislation that would restrict ticketing methods, mandate ticket inventory disclosure and attack current policies governing season tickets for sports teams.

In addition, we and our venues are subject to extensive environmental laws and regulations relating to the use, storage, disposal, emission and release of hazardous and non-hazardous substances, as well as zoning and noise level restrictions which may affect, among other things, the hours of operations of our venues.

Intellectual Property

We create, own and distribute intellectual property worldwide. It is our practice to protect our trademarks, brands, copyrights, patents and other original and acquired works, ancillary goods and services. Our trademarks include, among others, the word marks “Live Nation,” “Ticketmaster,” “House of Blues” and “The Fillmore,” as well as the Live Nation, Ticketmaster, House of Blues and The Fillmore logos. We have registered our most significant trademarks in many foreign countries. We believe that our trademarks and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our services. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights.

Employees

As of December 31, 2011, we had approximately 6,600 full-time employees, including 4,300 domestic and 2,300 international employees, of which approximately 6,470 were employed in our operations departments and approximately 130 were employed in our corporate group.

Our staffing needs vary significantly throughout the year. Therefore, we also employ part-time and/or seasonal employees, primarily for our live music venues. As of December 31, 2011, we employed approximately 3,500 seasonal and/or part-time employees and during peak seasonal periods, particularly in the summer months, we employed as many as 13,000 seasonal employees in 2011. The stagehands at some of our venues and other employees are subject to collective bargaining agreements. Our union agreements typically have a term of three years and thus regularly expire and require negotiation in the course of our business. We believe that we enjoy good relations with our employees and other unionized labor involved in our events, and there have been no significant work stoppages in the past three years. Upon the expiration of any of our collective bargaining agreements, however, we may be unable to renegotiate on terms favorable to us, and our business operations at one or more of our facilities may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating our collective bargaining agreements. In addition, our business operations at one or more of our facilities may also be interrupted as a result of labor disputes by outside unions attempting to unionize a venue even though we do not have unionized labor at that venue currently. A work stoppage at one or more of our owned and/or operated venues or at our promoted events could have a material adverse effect on our business, results of operations and financial condition. We cannot predict the effect that a potential work stoppage will have on our results of operations.

Executive Officers

Set forth below are the names, ages and current positions of our executive officers and other significant employees as of February 17, 2012.

Name	Age	Position

Michael Rapino	46	President, Chief Executive Officer and Director

Irving Azoff	64	Executive Chairman and Chairman of the Board

Ron Bension	57	Chief Executive Officer—HOB Entertainment

Joe Berchtold	47	Chief Operating Officer

Mark Campana	54	President—North America Concerts, Regions North

Brian Capo	45	Chief Accounting Officer

Arthur Fogel	58	Chief Executive Officer—Global Touring and Chairman—Global Music

John Hopmans	53	Executive Vice President—Mergers and Acquisitions and Strategic Finance

Nathan Hubbard	36	Chief Executive Officer—Ticketmaster

Thomas Johansson	63	Chairman—International Concerts

Simon Lewis	48	Chief Executive Officer—Live Nation Europe—Sponsorship and Concerts

Alan Ridgeway	45	President—International and Emerging Markets

Bob Roux	54	President—North America Concerts, Regions South

Michael Rowles	46	General Counsel and Secretary

Russell Wallach	46	President—North America Sponsorships

Kathy Willard	45	Chief Financial Officer

Michael Rapino is our President and Chief Executive Officer and has served in this capacity since August 2005. He has also served on our board of directors since December 2005. Mr. Rapino has worked for us or our predecessors since 1999.

Irving Azoff is our Executive Chairman along with serving on our board of directors and has served in these capacities since January 2010. He became Chairman of our board of directors in February 2011. From October 2008 to January 2010, Mr. Azoff was Chief Executive Officer of Ticketmaster. He also served on Ticketmaster’s board of directors from January 2009 to our Merger. Mr. Azoff has served as Chief Executive Officer of Front Line since its inception in January 2005.

Ron Bension is Chief Executive Officer of our HOB Entertainment division and has served in this capacity since November 2010. Previously, Mr. Bension served as Chief Executive Officer for TicketsNow, a division of Ticketmaster, from January 2010 to November 2010. From June 2009 to October 2009, Mr. Bension was Chief Executive Officer of ProLink. Prior to that, from February 2008 to June 2009, he was Chief Executive Officer for SportNet and from December 2000 to May 2006, he was Chief Executive Officer of Tickets.com.

Joe Berchtold is our Chief Operating Officer and has served in this capacity since April 2011. Prior to that, Mr. Berchtold was at Technicolor, where he was most recently President of Technicolor Creative Services.

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

Thomas Johansson is the Chairman of our International Concerts division and has served in this capacity since September 2004. Previously, Mr. Johansson served as the Chief Executive Officer of our subsidiary EMA Telstar Group, a company he founded in 1969 and which our predecessor acquired in 1999.

Simon Lewis is the Chief Executive Officer of our Live Nation Europe Sponsorship and Concerts divisions and has served in this capacity since November 2011. Prior to that, Mr. Lewis was President of our International Sponsorships division and had served in that capacity since joining us in 2003.

Alan Ridgeway is the President of our International and Emerging Markets division and has served in this capacity since November 2011. Prior to that, Mr. Ridgeway was Chief Executive Officer of our International divisions from September 2007 to October 2011. From September 2005 to August 2007, Mr. Ridgeway was our Chief Financial Officer. Mr. Ridgeway has worked for us or our predecessors since 2002.

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

You should carefully consider each of the following risks and all of the other information set forth in this Annual Report. The following risks relate principally to our business, our leverage, our convertible notes, our common stock, our separation from Clear Channel, our merger with Ticketmaster and our general business operations. These risks and uncertainties are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of the risks and uncertainties develop into actual events, this could have a material adverse effect on our business, financial condition or results of operations. In that case, the trading price of our common stock could decline.

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

In addition, our live entertainment business typically books our live music tours one to four months in advance of the beginning of the tour and often agrees to pay an artist a fixed guaranteed amount prior to our receiving any revenue. Therefore, if the public is not receptive to the tour, or we or an artist cancel the tour, we may incur a loss for the tour depending on the amount of the fixed guarantee or incurred costs relative to any revenue earned, as well as foregone revenue we could have earned at booked venues. We have cancellation insurance policies in place to cover a portion of our losses if an artist cancels a tour but it may not be sufficient and is subject to deductibles. Furthermore, consumer preferences change from time to time, and our failure to anticipate, identify or react to these changes could result in reduced demand for our services, which would adversely affect our business, financial condition and results of operations.

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

The success of our ticketing business depends, in significant part, on our ability to maintain and renew relationships with existing clients and to establish new client relationships. We anticipate that, for the foreseeable future, the substantial majority of our Ticketing segment revenue will be derived from both online and direct sales of tickets. We also expect that revenue from primary ticketing services, which consist primarily of per ticket convenience charges and per order “order processing” fees, will continue to comprise the substantial majority of our

Ticketing segment revenue. We cannot provide assurances that we will be able to maintain existing client contracts, or enter into or maintain new client contracts, on acceptable terms, if at all, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations.

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

Our businesses are in highly competitive industries, and we may not be able to maintain or increase our current revenue due to such competition. The live music industry competes with other forms of entertainment for consumers’ discretionary spending and within this industry we compete with other venues to book artists, and, in the markets in which we promote music concerts, we face competition from other promoters and venue operators. Our competitors compete with us for key employees who have relationships with popular music artists and that have a history of being able to book such artists for concerts and tours. These competitors may engage in more extensive development efforts, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential artists. Our competitors may develop services, advertising options or music venues that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. It is possible that new competitors may emerge and rapidly acquire significant market share.

Our ticketing business faces significant competition from other national, regional and local primary ticketing service providers to secure new and retain existing clients on a continuous basis. Additionally, we face significant and increasing challenges from companies that sell self-ticketing systems and from clients who are increasingly choosing to self-ticket, through the integration of such systems into their existing operations or the acquisition of primary ticket services providers or by increasing sales through facility box offices and season, subscription or group sales. We also face competition in the resale of tickets from online auction websites and resale marketplaces and from other ticket resellers with online distribution capabilities. The intense competition that we face in the ticketing industry could cause the volume of our ticketing services business to decline. In 2010, we divested Ticketmaster’s Paciolan ticketing business which further increases the competition that we face. Relatedly, as a result of our merger with Ticketmaster we may face direct competition, in the live music industry, with our prospective or current primary ticketing clients, who primarily include live event content providers. This direct competition with our prospective or current primary ticketing clients could result in a decline in the number of ticketing clients we have and a decline in the volume of our ticketing business, which could adversely affect our business, financial condition and results of operations.

In the secondary ticket sales market, we have restrictions on our business that are not faced by our competitors, which restrictions are both self-imposed and imposed as a result of agreements entered into with the FTC and the Attorneys General of several individual states. These restrictions primarily relate to our TicketsNow business, and include: restrictions on linking from our page on the www.ticketmaster.com website that informs consumers that no tickets were found in response to their ticket request to our TicketsNow re-sale website without first obtaining approval from the State of New Jersey as to any changes to our current Ticketmaster/TicketsNow linking practices; a restriction on using or allowing our affiliates to use domain names that, among other things, contain the unique names of venues, sports teams or performers, or contain names that are substantially similar to or are misspelled versions of same; a requirement to clearly and conspicuously disclose on the TicketsNow website (or any other resale website owned by us or on any primary ticketing website where a link or redirect to such a resale website is posted) that it is a resale website and ticket prices often exceed the ticket’s original price; and a requirement to make certain clear and conspicuous disclosures when a ticket being offered for re-sale is not “in-hand” as well as a requirement to monitor and enforce the compliance of third parties offering tickets on our websites with such disclosure requirements. Our competitors in the secondary ticket sales market are not, to our knowledge, bound by similar restrictions. As a result, our ability to effectively compete in the secondary ticket sales market, through our TicketsNow business or otherwise, may be adversely affected, which could in turn adversely affect our business, financial condition and results of operations.

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

•	unfavorable fluctuations in operating costs, including increased guarantees to artists, which we may be unwilling or unable to pass through to our customers via ticket prices;

•	competitors’ offerings that may include more favorable terms than we do in order to obtain agreements for new venues or ticketing arrangements or to obtain events for the venues they operate;

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

Our operating results from continuing operations have been adversely affected by, among other things, variability in ticket sales, event profitability, overhead costs and high amortization of intangibles related to prior acquisitions. Live Nation incurred net losses from continuing operations of approximately $70.4 million, $203.8 million and $126.0 million in 2011, 2010 and 2009, respectively. We may face reduced demand for our live music events, our ticketing software and services and other factors that could adversely affect our business, financial condition and results of operations in the future. We cannot predict whether we will achieve profitability in future periods.

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

The following table sets forth our operating income (loss) for the last eight fiscal quarters:

Fiscal Quarter Ended	Operating income (loss)
(in thousands)

March 31, 2010	$(106,336)
June 30, 2010	$25,606
September 30, 2010	$103,106
December 31, 2010	$(86,076)
March 31, 2011	$(72,161)
June 30, 2011	$52,373
September 30, 2011	$104,809
December 31, 2011	$(66,684)

Our success depends, in significant part, on entertainment, sporting and leisure events and factors adversely affecting such events could have a material adverse effect on our business, financial condition and results of operations.

A decline in attendance at or reduction in the number of live entertainment, sporting and leisure events may have an adverse effect on our revenue and operating income. In addition, during past economic slowdowns and recessions, many consumers reduced their discretionary spending and advertisers reduced their advertising expenditures. The impact of slowdowns on our business is difficult to predict, but they may result in reductions in ticket sales, sponsorship opportunities and our ability to generate revenue. The risks associated with our businesses may become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in attendance at live entertainment, sporting and leisure events. Many of the factors affecting the number and availability of live entertainment, sporting and leisure events are beyond our control. For instance, certain sports leagues have recently had labor disputes leading to threatened or actual player lockouts. Any such lockouts that result in shortened or canceled seasons would adversely impact our business to the extent that we provide ticketing services to the affected teams both due to the loss of games and ticketing opportunities as well as the possibility of decreased attendance following such a lockout due to adverse fan reaction.

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

Because we own assets overseas and derive revenue from our international operations, we may incur currency translation losses or gains due to changes in the values of foreign currencies relative to the United States Dollar. We cannot predict the effect of exchange rate fluctuations upon future operating results. For the year ended December 31, 2011, our international operations accounted for approximately 39% of our revenue. Although we cannot predict the future relationship between the United States Dollar and the currencies used by our international businesses, principally the British Pound, Euro and Canadian Dollar, we experienced foreign exchange rate net losses of $1.3 million, $14.6 million and $39.9 million in 2011, 2010 and 2009, respectively, which had a negative effect on our operating income. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

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

Our future growth rate depends in part on our selective acquisition of additional businesses. A significant portion of our growth has been attributable to acquisitions. We may be unable to identify other suitable targets for further acquisition or make further acquisitions at favorable prices. If we identify a suitable acquisition candidate, our ability to successfully complete the acquisition would depend on a variety of factors, and may include our ability to obtain financing on acceptable terms and requisite government approvals. In addition, the credit agreement for our senior secured credit facility restricts our ability to make certain acquisitions. Acquisitions involve risks, including those associated with:

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

In addition, we are currently in the process of re-platforming our Ticketmaster ticketing system and migrating our international brands and businesses to a common ticketing platform in an attempt to provide consistent and state-of-the-art services across our businesses and to reduce the cost and expense of maintaining multiple systems, which we may not be able to complete in a timely or cost-effective manner. Delays or difficulties in making these changes to our ticketing systems, as well as any new or enhanced systems, may limit our ability to achieve the desired results in a timely manner. Also, we may be unable to devote financial resources to new technologies and systems in the future, which could adversely affect our business, financial condition and results of operations.

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

The success of our ticketing and ecommerce operations depends, in part, on the integrity of our systems and infrastructures and the protection of the data contained in such systems. System interruption, the lack of integration and redundancy in these systems and infrastructures and breaches or lapses in the security protecting these systems may have an adverse impact on our business, financial condition and results of operations.

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

In addition, any penetration of network security or other misappropriation or misuse of personal consumer information and data could cause interruptions in our operations and subject us to increased costs, litigation and other liabilities. Network security issues could lead to claims against us for other misuse of personal information, such as for unauthorized purposes or identity theft, which could result in litigation and financial liabilities, as well as administrative action from governmental authorities. In addition, security breaches or the inability to protect our data could lead to increased incidents of ticketing fraud and counterfeit tickets. Security breaches could also significantly damage our reputation with consumers, ticketing clients and other third parties. It is possible that advances in computer capabilities, new discoveries, undetected fraud, inadvertent violations of company policies or procedures or other developments could result in a compromise of information or a breach of the technology and security processes that are used to protect consumer transaction data. As a result, current security measures may not prevent any or all security breaches. We may be required to expend significant capital and other resources to protect against and remedy any potential or existing security breaches and their consequences. We also face risks associated with security breaches affecting third parties with which we are affiliated or with which we otherwise conduct business. Consumers are generally concerned with security and privacy of the internet, and any publicized security problems affecting our businesses and/or those of third parties may discourage consumers from doing business with us, which could have an adverse effect on our business, financial condition and results of operations.

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

Heightened concerns and challenges regarding property, casualty, liability, business interruption and other insurance coverage have resulted from terrorist and related security incidents along with varying weather-related conditions and incidents. As a result, we may experience increased difficulty obtaining high policy limits of coverage at reasonable costs, including coverage for acts of terrorism and weather-related property damage. We have a material investment in property and equipment at each of our venues, which are generally located near major cities and which hold events typically attended by a large number of fans. We also have a significant investment in information technology systems including our ticketing systems. At December 31, 2011, we had property and equipment with a net book value of approximately $720.1 million.

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

Our failure to comply with these laws and regulations could result in fines and/or proceedings against us by governmental agencies and/or consumers, which if material, could adversely affect our business, financial condition and results of operations. In addition, the promulgation of new laws, rules and regulations could restrict or unfavorably impact our business, which could decrease demand for services, reduce revenue, increase costs and/or subject us to additional liabilities. For example, some legislatures have proposed laws in the past that would impose potential liability on us and other promoters and producers of live music events for entertainment taxes and for incidents that occur at our events, particularly relating to drugs and alcohol. Additionally, new legislation could be passed that may negatively impact our business, such as provisions that have recently been proposed in various jurisdictions that would restrict ticketing methods, mandate ticket inventory disclosure and attack current policies governing season tickets for sports teams.

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

Our results may be affected by the outcome of pending and future litigation. Unfavorable rulings in our legal proceedings, including those described in Note 8—Commitments and Contingent Liabilities to our consolidated financial statements, may have a negative impact on us that may be greater or smaller depending on the nature of the rulings. In addition, we are currently, and from time to time in the future may be, subject to various other claims, investigations, legal and administrative cases and proceedings (whether civil or criminal) or lawsuits by governmental agencies or private parties, as further described in the immediately preceding risk factor. If the results of these investigations, proceedings or suits are unfavorable to us or if we are unable to successfully defend against third-party lawsuits, we may be required to pay monetary damages or may be subject to fines, penalties, injunctions or other censure that could have a material adverse effect on our business, financial condition and operating results. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could harm our business, financial condition and operating results.

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

Similar to many companies, we spend significant amounts on advertising, promotional, branding and other marketing campaigns for our live music events, the Live Nation, Ticketmaster, www.ticketmaster.com, www.livenation.com and other brand names and other business activities. Such marketing activities include, among others, promotion of events and ticket sales, premium seat sales, hospitality and other services for our events and venues and advertising associated with our distribution of related merchandise and apparel and costs related to search engine optimization and paid search engine marketing for our ecommerce sites. During 2011, we spent approximately 4.1% of our revenue on marketing, including advertising. There can be no assurance that these marketing or advertising efforts will be successful or will generate revenue or profits.

Poor weather adversely affects attendance at our live music events, which could negatively impact our financial performance from period to period.

We promote and/or ticket many live music events. Weather conditions surrounding these events affect sales of tickets, concessions and merchandise, among other things. Poor weather conditions can have a material effect on our results of operations particularly because we promote and/or ticket a finite number of events. Due to weather conditions, we may be required to reschedule an event to another available day or a different venue, which would increase our costs for the event and could negatively impact the attendance at the event, as well as concession and merchandise sales. Poor weather can affect current periods as well as successive events in future periods.

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

As of December 31, 2011, our total indebtedness, excluding unamortized debt discounts and premiums, was approximately $1.732 billion. Our available borrowing capacity under the revolving portion of our senior secured credit facility at that date was approximately $241.2 million, with outstanding letters of credit of approximately $58.8 million. We may also incur significant additional indebtedness in the future.

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

To service our debt and lease obligations and to fund potential acquisitions, artist and ticketing advances and capital expenditures, we will require a significant amount of cash, which depends on many factors beyond our control.

As of December 31, 2011, approximately $52.6 million of our total indebtedness (excluding interest) is due in 2012, $293.5 million is due in the aggregate for 2013 and 2014, $1.126 billion is due in the aggregate for 2015 and 2016 and $259.7 million is due thereafter. In addition, as of December 31, 2011, we had approximately $1.7 billion in operating lease agreements, of which approximately $110.1 million is due in 2012 and $101.4 million is due in 2013. See the table in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments—Firm Commitments.

Our ability to service our debt and lease obligations and to fund potential acquisitions, artist and ticketing advances and capital expenditures will require a significant amount of cash, which depends on many factors beyond our control. Our ability to make payments on and to refinance our debt will also depend on our ability to generate cash in the future. This is, to an extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

These measures might also be unsuccessful or inadequate in permitting us to meet scheduled debt service or lease obligations. We may be unable to restructure or refinance our obligations and obtain additional equity financing or sell assets on satisfactory terms or at all. As a result, the inability to meet our debt or lease obligations could cause us to default on those obligations. Any such defaults could materially harm our financial condition and liquidity.

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

We rely on distributions and loans from our subsidiaries to meet our payment requirements under our obligations. If our subsidiaries are unable to pay dividends or otherwise make payments to us, we may not be able to make debt service payments on our obligations. We conduct substantially all of our operations through our subsidiaries. Our operating cash flows and consequently our ability to service our debt is therefore principally dependent upon our subsidiaries’ earnings and their distributions of those earnings to us and may also be dependent upon loans or other payments of funds to us by those subsidiaries. Our subsidiaries are separate legal entities and may have no obligation, contingent or otherwise, to pay any amount due pursuant to our obligations or to make any funds available for that purpose. In addition, the ability of our subsidiaries to provide funds to us may be subject to restrictions under our senior secured credit facility and may be subject to the terms of such subsidiaries’ future indebtedness, as well as the availability of sufficient surplus funds under applicable law.

Any inability to fund the significant up-front cash requirements associated with our touring and ticketing businesses could result in the loss of key tours or the inability to secure and retain ticketing clients.

In order to secure a tour, including global tours by major artists, we are often required to advance cash or post a letter of credit to the artist prior to the sale of any tickets for that tour. Additionally, to secure new, or retain existing, ticketing clients, we are often required by the client to make cash advances at the beginning and/or periodically during the term of the agreement. If we do not have sufficient cash on hand or capacity under our credit facility to advance the necessary cash or post the required letter of credit, for any given tour we would not be able to promote that tour and our touring business would be negatively impacted. Similarly, if we did not have enough cash on hand, or access to cash, required to advance to new ticketing clients or to continue to pay advances under existing ticketing agreements, our ticketing business would be negatively impacted.

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

Our stock price has fluctuated between $2.47 and $16.90 over the past three years. The market price of our common stock may continue to fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

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

We have a large number of shares of common stock outstanding and available for resale beginning at various points in time in the future. Sales of a substantial number of shares of our common stock in the public market, or the possibility that these sales may occur, could cause the market price for our common stock to decline. As of December 31, 2011, there were 189.5 million shares of Live Nation common stock outstanding (including 3.3 million shares of unvested restricted stock awards and excluding 0.6 million shares held in treasury), 0.7 million shares issuable from unvested restricted stock unit and performance stock unit awards, 12.3 million shares of common stock issuable from options currently exercisable at a weighted average exercise price of $14.71 per share, 8.1 million shares issuable from the conversion of our 2.875% convertible notes and a warrant to purchase 0.5 million shares of common stock at an exercise price of $13.73.

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

Risks Relating to the Separation

If the Separation were to fail to qualify as a transaction that is generally tax-free for United States federal income tax purposes, we may be subject to significant tax liabilities.

In connection with the Separation, Clear Channel received both a private letter ruling from the IRS and a legal opinion substantially to the effect that the distribution of our common stock to its stockholders qualified as a tax-free distribution for United States federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended, or the Code. Notwithstanding receipt by Clear Channel of the ruling and the opinion of counsel, the IRS could assert that the Separation did not qualify for tax-free treatment for United States federal income tax purposes. If the IRS were successful in taking this position, Clear Channel could be subject to a significant United States federal income tax liability. In general, Clear Channel would be subject to tax as if it had sold our common stock in a taxable sale for its fair market value. In addition, even if the Separation otherwise were to qualify under Section 355 of the Code, it may be taxable to Clear Channel as if it had sold our common stock in a taxable sale for its fair market value under Section 355(e) of the Code, if the Separation were later deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire directly or indirectly stock representing a 50% or greater interest in Clear Channel or us. For this purpose, any acquisitions of Clear Channel stock or of our stock within the period beginning two years before the Separation and ending two years after, are presumed to be part of such a plan, although we or Clear Channel may be able to rebut that presumption.

Although such corporate-level taxes, if any, resulting from a taxable distribution generally would be imposed on Clear Channel, we have agreed in the tax matters agreement to indemnify Clear Channel and its affiliates against tax-related liabilities, if any, caused by the failure of the Separation to qualify as a tax-free transaction under Section 355 of the Code (including as a result of Section 355(e) of the Code) if the failure to so qualify is attributable to actions, events or transactions relating to our stock, assets or business, or a breach of the relevant representations or covenants made by us in the tax matters agreement. If the failure of the Separation to qualify under Section 355 of the Code is for any reason for which neither we nor Clear Channel is responsible, we and Clear Channel have agreed in the tax matters agreement that we will each be responsible for 50% of the tax-related liabilities arising from the failure to so qualify. Clear Channel reported a $2.4 billion capital loss as a result of the Separation. See Item 8. Financial Statements and Supplementary Data—Note 9—Related-Party Transactions—Relationship with Clear Channel for a more detailed discussion of the tax matters agreement between Clear Channel and us.

We could be liable for income taxes owed by Clear Channel.

Each member of the Clear Channel consolidated group, which includes Clear Channel, us and our subsidiaries through December 21, 2005, and Clear Channel’s other subsidiaries, is jointly and severally liable for the United States federal income tax liability of each other member of the consolidated group. Consequently, we could be liable in the event any such liability is incurred, and not discharged, by any other member of the Clear Channel consolidated group. Disputes or assessments could arise during future audits by the IRS in amounts that we cannot quantify. In addition, Clear Channel recognized a capital loss for United States federal income tax purposes in connection with the Separation. If Clear Channel were unable to deduct such capital loss for United States federal income tax purposes as a result of any action we take following the Separation or our breach of a relevant representation or covenant made by us in the tax matters agreement, we have agreed in the tax matters agreement to indemnify Clear Channel for the lost tax benefits that Clear Channel would have otherwise realized if it were able to deduct this loss. See Item 8. Financial Statements and Supplementary Data—Note 9—Related-Party Transactions—Relationship with Clear Channel.

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

On July 30, 2010, the United States District Court for the District of Columbia approved and entered a Final Judgment relating to the Merger that imposes certain obligations on us in order to address the issues the DOJ raised in its antitrust review of the Merger. Among other things, the Final Judgment required us to offer a license to the Ticketmaster ticketing technology to AEG and to divest Ticketmaster’s Paciolan ticketing business. We have entered into a license agreement with AEG and sold Paciolan to Comcast-Spectacor, L.P., thus satisfying those two requirements. Prospectively, pursuant to the Final Judgment, we have agreed to abide by certain behavioral remedies that prevent us from engaging in retaliatory business tactics or improper tying arrangements and to provide periodic reports to the DOJ about our compliance with the Final Judgment. The Final Judgment is in effect and will bind us until July 30, 2020.

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

Also, on January 25, 2010, we entered into a Consent Agreement with the Canadian Competition Commission, or the Canadian Consent Agreement, which had the effect of imposing essentially the same terms as the Final Judgment on our business in Canada. The Canadian Consent Agreement will remain in effect for ten years following the date of the agreement. The Canadian Consent Agreement creates similar risks for us, both in terms of creating potential enforcement actions and in limiting us from pursuing certain business practices.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2011, we own, operate or lease 91 entertainment venues and 98 other facilities, including office leases, throughout North America and 21 entertainment venues and 69 other facilities internationally. We believe our venues and facilities are generally well-maintained and in good operating condition and have adequate capacity to meet our current business needs. We have a lease ending June 30, 2020 for our corporate headquarters in Beverly Hills, California, used primarily by our executive and domestic operations management staff.

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

CTS Arbitration

Live Nation Worldwide, Inc., or Live Nation Worldwide, and CTS were parties to an agreement, or the CTS Agreement, pursuant to which CTS was to develop and Live Nation Worldwide licensed or agreed to use ticketing software or ticketing platforms. Under the agreement, CTS was to develop software to be licensed to Live Nation Worldwide to provide ticketing services in the United States and Canada. The CTS Agreement also generally required Live Nation Worldwide to use CTS’s ticketing platforms in certain European countries so long as CTS’s existing platforms were appropriately modified to meet local market conditions. In June 2010, Live Nation Worldwide terminated the CTS Agreement because CTS materially breached the agreement by failing to deliver a North American ticketing system that met the contractual requirements of being a “world class ticketing system . . . that fits the needs of the North American market,” and by failing to deliver a ticketing system for the United Kingdom and other European countries that fit the needs of those markets as required by the CTS Agreement.

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

In May 2010, we responded to CTS’s request for arbitration and filed counterclaims asserting that CTS breached the CTS Agreement by failing to provide ticketing platforms that met the standard required by the CTS Agreement for the North American and European markets. We are seeking relief primarily in the form of damages and a declaration that we validly terminated the CTS Agreement based on CTS’s material breaches. We deny that CTS is entitled to collect damages for royalties that would have been paid over the full 10-year term of the CTS Agreement or on Ticketmaster-controlled tickets. The matter has been assigned to an arbitrator, and hearings were conducted in the summer and fall of 2011. A decision from the arbitrator is currently expected in the first half of 2012. While we do not believe that a loss is probable of occurring at this time, if the arbitrator rules against us on any or all claims, the amounts at stake could be substantial. Considerable uncertainty remains regarding the validity of the claims and damages asserted against us. As a result, we are currently unable to estimate the possible loss or range of loss for this matter. We intend to continue to vigorously defend the action.

Live Concert Antitrust Litigation

We were a defendant in a lawsuit filed by Malinda Heerwagen in June 2002 in United States District Court. The plaintiff, on behalf of a putative class consisting of certain concert ticket purchasers, alleged that anti-competitive practices for concert promotion services by us nationwide caused artificially high ticket prices. In August 2003, the District Court ruled in our favor, denying the plaintiff’s class certification motion. The plaintiff appealed to the United States Court of Appeals. In January 2006, the Court of Appeals affirmed, and the plaintiff then dismissed her action that same month. Subsequently, twenty-two putative class actions were filed by different named plaintiffs in various United States District Courts throughout the country, making claims substantially similar to those made in the Heerwagen action, except that the geographic markets alleged are regional, statewide or more local in nature, and the members of the putative classes are limited to individuals who purchased tickets to concerts in the relevant geographic markets alleged. The plaintiffs seek unspecified compensatory, punitive and treble damages, declaratory and injunctive relief and costs of suit, including attorneys’ fees. We have filed our answers in some of these actions and have denied liability. In April 2006, granting our motion, the Judicial Panel on Multidistrict Litigation transferred these actions to the United States District Court for the Central District of California for coordinated pre-trial proceedings. In June 2007, the District Court conducted a hearing on the plaintiffs’ motion for class certification, and also that month the Court entered an order to stay all proceedings pending the Court’s ruling on class certification. In October 2007, the Court granted the plaintiffs’ motion and certified classes in the Chicago, New England, New York/New Jersey, Colorado and Southern California regional markets. In November 2007, the Court extended its stay of all proceedings pending further developments in the United States Court of Appeals for the Ninth Circuit. In February 2008, we filed with the District Court a Motion for Reconsideration of its October 2007 class certification order. In October 2010, the District Court denied our Motion for Reconsideration and lifted the stay of all proceedings. In February 2011, we filed with the District Court a Motion for Partial Summary Judgment Regarding Statute of Limitations. In April 2011, the District Court granted our Motion for Partial Summary Judgment. In November 2011, we filed with the District Court our Motion for Class Decertification, Motion to Exclude Testimony of the plaintiffs’ expert witness, and Motions for Summary Judgment in the actions pertaining to the Colorado and Southern California regional markets. Trial of the action involving the Southern California regional market is currently scheduled for April 2012 in the District Court. In February 2012, we participated in a court-ordered settlement mediation with plaintiffs’ counsel with respect to two of the regional cases. No settlement was reached, and the mediation is scheduled to resume in April 2012. While we do not believe that a loss is probable of occurring at this time, if any or all of the cases proceed to trial and plaintiffs are awarded damages, the amount of any such award could be substantial. Considerable uncertainty remains regarding the validity of the claims and damages asserted against us. As a result, we are currently unable to estimate the possible loss or range of loss for this matter. We intend to continue to vigorously defend all claims in all of the actions.

Ticketing Fees Consumer Class Action Litigation

In October 2003, a putative representative action was filed in the Superior Court of California challenging Ticketmaster’s charges to online customers for shipping fees and alleging that its failure to disclose on its website that the charges contain a profit component is unlawful. The complaint asserted a claim for violation of California’s Unfair Competition Law, or UCL, and sought restitution or disgorgement of the difference between (i) the total shipping fees charged by Ticketmaster in connection with online ticket sales during the applicable period, and (ii) the amount that Ticketmaster actually paid to the shipper for delivery of those tickets. In August 2005, the plaintiffs filed a first amended complaint, then pleading the case as a putative class action and adding the claim that Ticketmaster’s website disclosures in respect of its ticket order processing fees constitute false advertising in violation of California’s False Advertising Law. On this new claim, the amended complaint seeks restitution or disgorgement of the entire amount of order processing fees charged by Ticketmaster during the applicable period. In April 2009, the Court granted the plaintiffs’ motion for leave to file a second amended complaint adding new claims that (a) Ticketmaster’s order processing fees are unconscionable under the UCL, and (b) Ticketmaster’s alleged business practices further violate the California Consumer Legal Remedies Act. Plaintiffs later filed a third amended complaint, to which Ticketmaster filed a demurrer in July 2009. The Court overruled Ticketmaster’s demurrer in October 2009.

The plaintiffs filed a class certification motion in August 2009, which Ticketmaster opposed. In February 2010, the Court granted certification of a class on the first and second causes of action, which allege that Ticketmaster misrepresents/omits the fact of a profit component in our shipping and order processing fees. The class would consist of California consumers who purchased tickets through Ticketmaster’s website from 1999 to present. The Court denied certification of a class on the third and fourth causes of action, which allege that Ticketmaster’s shipping and order processing fees are unconscionably high. In March 2010, Ticketmaster filed a Petition for Writ of Mandate with the California Court of Appeal, and plaintiffs also filed a motion for reconsideration of the Superior Court’s class certification order. In April 2010, the Superior Court denied plaintiffs’ Motion for Reconsideration of the Court’s class certification order, and the Court of Appeal denied Ticketmaster’s Petition for Writ of Mandate. In June 2010, the Court of Appeal granted the plaintiffs’ Petition for Writ of Mandate and ordered the Superior Court to vacate its February 2010 order denying plaintiffs’ motion to certify a national class and enter a new order granting plaintiffs’ motion to certify a nationwide class on the first and second claims. In September 2010, Ticketmaster filed its Motion for Summary Judgment on all causes of action in the Superior Court, and that same month plaintiffs filed their Motion for Summary Adjudication of various affirmative defenses asserted by Ticketmaster. In November 2010, Ticketmaster filed their Motion to Decertify Class.

In December 2010, the parties entered into a binding term sheet that provided for the settlement of the litigation and the resolution of all claims therein. The settlement was memorialized in a long-form agreement in April 2011. In June 2011, after a hearing on the plaintiffs’ Motion for Preliminary Approval of the settlement, the Court declined to approve the settlement reached by the parties in its then-current form. Litigation continued, and on September 2, 2011, the Court granted in part and denied in part Ticketmaster’s Motion for Summary Judgment. The parties reached a new settlement on September 2, 2011 and subsequently entered into a long-form agreement. The plaintiffs filed a Motion for Preliminary Approval of the new settlement on September 27, 2011. In October 2011, the Court preliminarily approved the new settlement. Ticketmaster has notified all class members of the settlement, and a hearing on final approval of the settlement is scheduled for May 2012. Ticketmaster and its parent, Live Nation, have not acknowledged any violations of law or liability in connection with the matter, but agreed to the settlement in order to eliminate the uncertainties and expense of further protracted litigation.

As of December 31, 2011, we have accrued $35.8 million, our best estimate of the probable costs associated with the settlement referred to above. This liability includes an estimated redemption rate. Any difference between our estimated redemption rate and the actual redemption rate we experience will impact the final settlement amount; however, we do not expect this difference to be material.

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

As of December 31, 2011, we have accrued our best estimate of the probable costs associated with the resale market claims of this matter, the full amount of which was funded by an escrow established in connection with Ticketmaster’s 2008 acquisition of TicketsNow.

In February 2012, the parties entered into a settlement agreement that would, if approved by the courts, resolve all of the resale market claims. The court approval process for the proposed settlement has been commenced, with a motion for pre-approval having been filed in Ontario, and is expected to take several months. We estimate that the total cost of the settlement will be within the amount that has been accrued.

While it is reasonably possible that a loss related to the primary market claims of this matter could be incurred by us in a future period, we do not believe that a loss is probable of occurring at this time. Considerable uncertainty remains regarding the validity of the claims and damages asserted against us. As a result, we are currently unable to estimate the possible loss or range of loss for the primary market claims of this matter. We intend to continue to vigorously defend all claims in all of the actions.

United States Consumer Class Action Litigation Relating to TicketsNow

From February through June 2009, eleven putative class action lawsuits asserting causes of action under various state consumer protection laws were filed against Ticketmaster and TicketsNow in United States District Courts in California, New Jersey, Minnesota, Pennsylvania and North Carolina. The lawsuits allege that Ticketmaster and TicketsNow unlawfully deceived consumers by, among other things, selling large quantities of tickets to TicketsNow’s ticket brokers, either prior to or at the time that tickets for an event go on sale, thereby forcing consumers to purchase tickets at significantly marked-up prices on TicketsNow.com instead of Ticketmaster.com. The plaintiffs further claim violation of the consumer protection laws by Ticketmaster’s alleged “redirecting” of consumers from Ticketmaster.com to TicketsNow.com, thereby engaging in false advertising and an unfair business practice by deceiving consumers into inadvertently purchasing tickets from TicketsNow for amounts greater than face value. The plaintiffs claim that Ticketmaster has been unjustly enriched by this conduct and seek compensatory damages, a refund to every class member of the difference between tickets’ face value and the amount paid to TicketsNow, an injunction preventing Ticketmaster from engaging in further unfair business practices with TicketsNow and attorneys’ fees and costs. In July 2009, all of the cases were consolidated and transferred to the United States District Court for the Central District of California. The plaintiffs filed their consolidated class action complaint in September 2009, to which Ticketmaster filed its answer the following month. In July 2010,

Ticketmaster filed its Motion for Summary Judgment. In April 2011, the parties filed a Stipulation wherein they stated that they have agreed on all material terms of a proposed settlement. On October 17, 2011, the plaintiffs filed a Motion for Preliminary Approval of Settlement in accordance with the terms to which the parties had previously agreed. On October 31, 2011, the District Court entered an Order Preliminarily Approving the Settlement Agreement and Certifying a Class for Settlement Purposes. Ticketmaster has notified all class members of the settlement. At a fairness hearing conducted on February 13, 2012, the court gave final approval to the settlement. As of December 31, 2011, we have accrued our best estimate of the probable costs associated with this settlement. This liability includes an estimated redemption rate. Any difference between our estimated redemption rate and the actual redemption rate we experience will impact the final settlement amount; however, we do not expect this difference to be material.

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

As of December 31, 2011, we have accrued $44.0 million for the specific cases discussed above as our best estimate of the probable costs of legal settlement, including $35.8 million for the Ticketing Fees Consumer Class Action litigation settlement.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was listed on the New York Stock Exchange under the symbol “LYV” on December 21, 2005. There were 4,873 stockholders of record as of February 17, 2012. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table presents the high and low sales prices of the common stock on the New York Stock Exchange during the calendar quarter indicated.

	Common Stock Market Price
	High	Low
2010
First Quarter	$14.82	$8.59
Second Quarter	$16.90	$10.41
Third Quarter	$11.72	$8.17
Fourth Quarter	$12.09	$9.03
2011
First Quarter	$11.96	$9.82
Second Quarter	$11.59	$9.70
Third Quarter	$12.44	$7.66
Fourth Quarter	$9.88	$7.14

Dividend Policy

Since the Separation and through December 31, 2011, we have not declared or paid any dividends. We presently intend to retain any future earnings to finance the expansion of our business. Therefore, we do not expect to pay any cash dividends in the foreseeable future. Moreover, the terms of our senior secured credit facility limit the amount of funds which we will have available to declare and distribute as dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of our board of directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, plans for expansion and contractual restrictions with respect to the payment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA

	$2,341,759	$2,341,759	$2,341,759	$2,341,759	$2,341,759
	Year Ended December 31,
	2011	2010	2009	2008	2007
(in thousands except per share data)
Results of Operations Data (1):
Revenue	$5,383,998	$5,063,748	$4,181,021	$4,085,306	$3,635,389
Operating income (loss)	$18,337	$(63,700)	$(52,356)	$(297,293)	$6,272
Loss from continuing operations before income taxes	$(96,627)	$(188,654)	$(114,678)	$(357,735)	$(53,581)
Net loss attributable to Live Nation Entertainment, Inc.	$(83,016)	$(228,390)	$(60,179)	$(239,412)	$(15,189)

Basic and diluted net income (loss) per common share attributable to common stockholders:
Loss from continuing operations attributable to Live Nation Entertainment, Inc.	$(0.46)	$(1.36)	$(1.65)	$(4.39)	$(1.02)

Cash dividends per share	$-	$-	$-	$-	$-

	$2,341,759	$2,341,759	$2,341,759	$2,341,759	$2,341,759
	As of December 31,
	2011	2010	2009	2008	2007
(in thousands)
Balance Sheet Data (1):
Total assets	$5,087,771	$5,195,560	$2,341,759	$2,476,723	$2,749,820
Long-term debt, net (including current maturities)	$1,715,688	$1,731,864	$740,069	$824,120	$753,017
Redeemable preferred stock	$-	$-	$40,000	$40,000	$40,000

(1)	Acquisitions and dispositions significantly impact the comparability of the historical consolidated financial data reflected in this schedule of Selected Financial Data.

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

Executive Overview

In 2011, we saw ticket sales grow and the overall business improved and delivered growth in both revenue and operating results. Our strategy remains centered on expanding our presence in the world’s largest live entertainment markets, leveraging our leadership position in the live entertainment industry to sell more tickets and grow our sponsorship and advertising revenue, while continuing to optimize our cost structure. We believe as the leading, global live event and ticketing company that we are well-positioned to better serve artists, teams, fans and venues.

Our Concerts segment delivered improved operating results as compared to last year through stronger arena show results and overall cost improvements. As we had planned, we reduced our number of amphitheater events, resulting in less overall attendance but also a reduction in the number of higher risk shows, delivering overall improvement in per show profitability in these venues. We have continued to build our presence in Arena and stadiums by leveraging our scale to drive more events and improve profitability. In addition, we continued to grow our festival base by investing in several new festivals both internationally and in North America.

Our Ticketing segment sold more tickets this year as compared to last year driven primarily by acquisitions and overall improvement in the business, partially offset by the planned decline in our amphitheater events. Overall, our revenue and operating results improved driven by higher volume and royalties, acquisition growth, fees earned for the 2012 Olympics ticket sales, higher resale market activity and overall fixed cost savings. Investment in our ticketing platform continues and we rolled out some enhancements to our clients during the year. We will continue to invest in a variety of initiatives aimed at improving the ticket buying process and overall fan and venue experience.

Our Artist Nation segment drove increased revenue and slight improvements in operations through higher artist management fees, partially offset by lower results in the artist services businesses driven by the timing of certain tours and higher costs. Our artist management business continues to focus on adding new artists, strengthening our management team by securing additional artist managers and pursuing strategic acquisitions to grow our global footprint.

Our eCommerce segment operations improved through growth in online advertising and higher upsell activity as compared to last year. We also saw higher fees from online tickets sold internationally, as the eCommerce segment took over management of all of our ticketing sites globally in 2011. We continue to focus on enhancing our online storefront, improving the functionality of our site to drive increased sales of tickets and upsell of other products, which drove an increase in the gross value of tickets sold online as well as an increased number of customers in our database. We have integrated our customer data sets into one unified data warehouse which allows us to provide data services to our clients to drive more ticket sales, and to better target our marketing communications with our fans.

Our Sponsorship segment delivered continued growth in revenue and operating results driven by the expansion of new strategic sponsors along with the renewal and growth of existing brand relationships. Our extensive on-site and online reach, global venue distribution network, artist relationships and ticketing operations are the key to securing long-term sponsorship agreements with major brands and we continue to look for ways to expand these assets and to extend further internationally in new markets.

We remain excited about the long-term potential of our company as we continue to focus on the key elements of our business model – promoting more concerts in more markets, growing our sponsorship and on-line revenue and selling more tickets while capturing more of the gross proceeds.

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

To judge the health of our Concerts segment, we primarily monitor the number of confirmed events in our network of owned and/or operated and third-party venues, talent fees, average paid attendance and advance ticket sales. In addition, at our owned and/or operated venues, we monitor attendance, ancillary revenue per fan and premium seat sales. For business that is conducted in foreign markets, we also compare the operating results from our foreign operations to prior periods on a constant dollar basis.

Ticketing

The Ticketing segment is primarily an agency business that sells tickets for events on behalf of our clients and retains a convenience charge and order processing fee for our services. We sell tickets through a combination of websites, call center services and ticket outlets. Our ticketing sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon scheduling by our clients.

To judge the health of our Ticketing segment, we primarily review the number of tickets sold through our ticketing operations, average convenience charges and order processing fees, the number of clients renewed and the average royalty rate paid to clients who use our ticketing services. For business that is conducted in foreign markets, we also compare the operating results from our foreign operations to prior periods on a constant dollar basis.

Artist Nation

The Artist Nation segment primarily provides management services to music recording artists in exchange for a commission on the earnings of these artists. Our Artist Nation segment also sells merchandise associated with musical artists at live performances, to retailers and directly to consumers via the internet and also provides other services to artists. Revenue earned from our Artist Nation segment is impacted to a large degree by the touring schedules of the artists we represent. Generally, we experience higher revenue during the second and third quarters as the period from May through September tends to be a popular time for touring events.

To judge the health of our Artist Nation segment, we primarily review the average annual earnings of each artist represented, percent of top artists on tour and planned album releases.

eCommerce

Our eCommerce segment manages our online activities including enhancements to our websites, bundling product offerings and online advertising at our websites. Through our websites, we sell tickets to our own events as well as tickets for our ticketing clients and disseminate event and related merchandise information online. This segment records a fee per ticket that is paid to it by the Ticketing segment on every ticket sold online via www.livenation.com and www.ticketmaster.com both domestically and internationally.

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

See further discussion of our segments in Item 1. Business—Our Business.

Consolidated Results of Operations

	Year Ended December 31,			% Change	% Change
	2011	2010	2009	2011 to 2010	2010 to 2009
		(in thousands)

Revenue	$5,383,998	$5,063,748	$4,181,021	6%	21%
Operating expenses:
Direct operating expenses	3,789,488	3,658,310	3,357,245	4%	9%
Selling, general and administrative expenses	1,111,969	1,014,491	617,709	10%	64%
Depreciation and amortization	343,018	321,666	158,118	7%	*
Goodwill impairment	-	-	9,085	*	*
Loss (gain) on sale of operating assets	978	374	(2,983)	*	*
Corporate expenses	112,157	110,252	58,160	2%	90%
Acquisition transaction expenses	8,051	22,355	36,043	*	*

Operating income (loss)	18,337	(63,700)	(52,356)	*	22%
Operating margin	0.3%	(1.3)%	(1.3)%

Interest expense	120,414	116,527	66,365
Loss on extinguishment of debt	-	21,315	-
Interest income	(4,215)	(3,771)	(2,193)
Equity in earnings of nonconsolidated affiliates	(7,742)	(4,928)	(1,851)
Other expense (income)—net	6,507	(4,189)	1

Loss from continuing operations before income taxes	(96,627)	(188,654)	(114,678)
Income tax expense (benefit)	(26,224)	15,154	11,333

Loss from continuing operations	(70,403)	(203,808)	(126,011)
Income (loss) from discontinued operations, net of tax	-	(4,228)	76,277

Net loss	(70,403)	(208,036)	(49,734)
Net income attributable to noncontrolling interests	12,613	20,354	10,445

Net loss attributable to Live Nation Entertainment, Inc.	$(83,016)	$(228,390)	$(60,179)

Notes:	Acquisitions and dispositions significantly impact the comparability of the historical consolidated financial data reflected in this schedule of Consolidated Results of Operations.

Non-cash and stock-based compensation expense of $20.1 million, $27.1 million and $7.2 million is included in corporate expenses and $40.5 million, $34.5 million and $9.5 million is included in selling, general and administrative expenses for the years ended December 31, 2011, 2010 and 2009, respectively. There was no non-cash or stock-based compensation expense included in discontinued operations for the years ended December 31, 2011 and 2010. A nominal amount is included in discontinued operations for the year ended December 31, 2009. The non-cash and stock-based compensation expense for 2011, 2010 and 2009 includes expenses related to stock option and restricted stock grants. In 2011, we acquired the remaining equity interests of Front Line and as a result of this acquisition, recorded $24.4 million of stock-based compensation expenses in selling, general and administrative expenses. For 2010 and 2009, non-cash and stock-based compensation expense includes incentive bonuses paid in stock in lieu of cash.

*	Percentages are not meaningful.

Key Operating Metrics

	Year Ended December 31,
	2011	2010	2009
Concerts (1)
Total Estimated Events:
North America	15,531	14,119	14,211
International	6,720	6,971	7,488

Total estimated events	22,251	21,090	21,699

Total Estimated Attendance (rounded):
North America	31,060,000	30,603,000	32,876,000
International	15,742,000	16,659,000	19,272,000

Total estimated attendance	46,802,000	47,262,000	52,148,000

Ancillary net revenue per attendee:
North America amphitheaters	$18.08	$17.57	$17.96
International festivals	$17.19	$15.95	$14.81
Ticketing (2)
Number of tickets sold (in thousands):
Concerts	71,044	63,833	10,084
Sports	26,768	22,074	-
Arts and theater	21,513	18,462	-
Family	14,176	11,469	-
Other (3)	7,867	4,420	-

	141,368	120,258	10,084

Gross value of tickets sold (in thousands)	$8,442,517	$7,466,957	$552,752
Sponsorship/Advertising
Online advertising revenue (in thousands)	$51,057	$38,493	$2,956
Estimated average sponsorship revenue per sponsor (rounded)	$234,000	$204,000	$190,000
eCommerce
Gross value of tickets sold online (in thousands)	$6,894,416	$5,896,518	$515,392
Number of customers in database (rounded)	110,208,000	98,007,000	23,500,000

(1)	Events generally represent a single performance by an artist. Attendance generally represents the number of fans who were present at an event. Festivals are counted as one event in the quarter in which the festival begins but attendance is split over the days of the festival and can be split between quarters. Events and attendance metrics are estimated each quarter.

(2)	The number and gross value of tickets sold includes primary tickets only and excludes tickets sold for the 2012 London Olympics. These metrics include tickets sold during the period regardless of event timing except for our promoted concerts in our owned and/or operated buildings and certain European territories where these tickets are recognized as the concerts occur. The tickets sold listed above for 2010 do not include 7.1 million tickets with a gross value of $406.4 million for the pre-Merger period. Tickets sold for the full year ended December 31, 2010, including the pre-Merger period, were as follows:

Concerts	66,843
Sports	23,733
Arts and theater	19,709
Family	12,467
Other	4,651

127,403

(3)	Other category includes tickets for comedy shows, facility tours, donations, lectures, seminars and cinemas.

Revenue

Our revenue increased $320.3 million, or 6%, during the year ended December 31, 2011 as compared to the prior year. Excluding the increases of approximately $132.9 million related to the impact of changes in foreign exchange rates, revenue increased $187.4 million, or 4%. The overall increase in revenue was primarily due to increases in our Concerts, Ticketing, Artist Nation and eCommerce segments of $67.8 million, $150.7 million, $31.0 million and $56.6 million, respectively. The overall increase included incremental revenue of $77.3 million resulting from the timing of the Merger.

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

More detailed explanations of the changes for the years ended 2011 and 2010 are included in the applicable segment discussions contained herein.

Direct operating expenses

Our direct operating expenses increased $131.2 million, or 4%, during the year ended December 31, 2011 as compared to the prior year. Excluding the increases of approximately $102.3 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $28.9 million, or 1%. The overall increase in direct operating expenses was primarily due to increases in our Concerts, Ticketing and Artist Nation segments of $36.1 million, $58.3 million and $27.9 million, respectively. The overall increase included incremental direct operating expenses of $34.1 million resulting from the timing of the Merger.

Our direct operating expenses increased $301.1 million, or 9%, during the year ended December 31, 2010 as compared to the prior year. Excluding the decreases of approximately $28.8 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $329.9 million, or 10%. The overall increase in direct operating expenses was primarily due to an increase in our Ticketing segment of $478.3 million driven by the incorporation of the Ticketmaster results after the completion of the Merger partially offset by a decrease in our Concerts segment of $191.9 million.

Direct operating expenses include artist fees, ticketing client royalties, show-related marketing and advertising expenses along with other costs.

More detailed explanations of the changes for the years ended 2011 and 2010 are included in the applicable segment discussions contained herein.

Selling, general and administrative expenses

Our selling, general and administrative expenses increased $97.5 million, or 10%, during the year ended December 31, 2011 as compared to the prior year. Excluding the increases of approximately $17.6 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $79.9 million, or 8%. The overall increase in selling, general and administrative expenses was primarily due to increases in our Ticketing, Artist Nation and eCommerce segments of $38.4 million, $19.2 million and $29.2 million, respectively. The overall increase included incremental selling, general and administrative expenses of $26.8 million resulting from the timing of the Merger and $24.4 million related to the 2011 acquisition of the remaining interests in Front Line.

Our selling, general and administrative expenses increased $396.8 million, or 64%, during the year ended December 31, 2010 as compared to the prior year. Excluding the decreases of approximately $2.7 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $399.5 million, or 65%. The overall increase in selling, general and administrative expenses was primarily due to increases in our Ticketing, Artist Nation and eCommerce segments of $297.3 million, $57.3 million and $24.1 million, respectively, driven by the incorporation of the Ticketmaster results after the completion of the Merger.

More detailed explanations of the changes for the years ended 2011 and 2010 are included in the applicable segment discussions contained herein.

Depreciation and amortization

Our depreciation and amortization increased $21.4 million, or 7%, during the year ended December 31, 2011 as compared to the prior year. Excluding the increases of approximately $3.4 million related to the impact of changes in foreign exchange rates, depreciation and amortization expense increased $18.0 million. The overall increase in depreciation and amortization was primarily due to increases in our Ticketing and Artist Nation segments of $15.9 million and $8.9 million, respectively, partially offset by a decrease in our Concerts segment of $6.7 million. During 2011, we recorded an impairment charge of $24.1 million related primarily to two amphitheaters, a music theater, a club and contract intangibles.

Our depreciation and amortization increased $163.5 million during the year ended December 31, 2010 as compared to the prior year. Excluding the decreases of approximately $0.1 million related to the impact of changes in foreign exchange rates, depreciation and amortization expense increased $163.6 million. The overall increase in depreciation and amortization was primarily due to increases in our Ticketing and Artist Nation segments of $121.3 million and $31.6 million, respectively, primarily driven by the addition of the definite-lived intangible assets due to the incorporation of the Ticketmaster results after the completion of the Merger. During 2010, we recorded an impairment charge of $43.6 million related primarily to a club, a theatrical theater, a trade name and a contract intangible.

More detailed explanations of the changes for the years ended 2011 and 2010 are included in the applicable segment discussions contained herein.

Goodwill impairment

In 2009, we recorded deferred tax liabilities of $9.1 million with an offset to goodwill primarily in connection with our 2006 acquisition of HOB Entertainment, Inc. Since the goodwill for this related reporting unit within our Concerts operating segment was fully impaired during 2008, we immediately recorded an impairment charge of $9.1 million.

Loss (gain) on sale of operating assets

We recorded a net loss on sale of operating assets of $0.4 million during the year ended December 31, 2010 as compared to a net gain of $3.0 million for the prior year. The net loss in 2010 is primarily the result of the $5.2 million loss resulting from our sale of Paciolan in 2010 partially offset by gains of $4.3 million on the sale of a music theater in Sweden and the final settlement received for the 2009 sale of a music theater in London. The net gain recorded in 2009 included $2.2 million from the sales of our 20% equity investment in Marek Lieberberg Konzertagentur and a music theater in West Virginia.

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

Acquisition transaction expenses

Acquisition transaction expenses were $8.1 million, $22.4 million and $36.0 million during the years ended December 31, 2011, 2010 and 2009, respectively. The 2011 acquisition transaction expenses are primarily due to current year acquisition costs and ongoing litigation costs relating to the Merger partially offset by changes in the fair value of acquisition-related contingent consideration. The 2010 acquisition transaction expenses are primarily due to costs associated with the completion of the Merger partially offset by changes in the fair value of acquisition-related contingent consideration. The 2009 acquisition transaction expenses were primarily due to costs associated with the anticipated Merger.

Interest expense

Interest expense increased $3.9 million, or 3%, for the year ended December 31, 2011 as compared to the prior year primarily due to higher debt balances from the debt obtained in the Merger for a full year.

Interest expense increased $50.2 million, or 76%, for the year ended December 31, 2010 as compared to the prior year primarily due to higher debt balances from the debt obtained in the Merger, and higher average interest rates.

Our debt balances and weighted average cost of debt, excluding unamortized debt discounts and premiums were $1.732 billion and 6.0%, respectively, at December 31, 2011, and $1.756 billion and 6.0%, respectively, at December 31, 2010.

Loss on extinguishment of debt

We recorded a loss on extinguishment of debt of $21.3 million for the year ended December 31, 2010, related to the replacement of our senior secured credit facilities in May 2010, with a new credit agreement that provides for $1.2 billion in total credit facilities and the redemption of our redeemable preferred stock.

Equity in (earnings) losses of nonconsolidated affiliates

Equity in earnings of nonconsolidated affiliates increased $2.8 million for the year ended December 31, 2011 as compared to the prior year, primarily due to a full year of income from our 2010 investments in Gellman Management LLC and Three Six Zero Grp Limited.

Equity in earnings of nonconsolidated affiliates increased $3.1 million for the year ended December 31, 2010 as compared to the prior year, primarily due to income from our investment in a ticketing business in Mexico acquired as part of the Merger.

Other expense (income)—net

Other expense of $6.5 million for the year ended December 31, 2011 includes the impact of changes in foreign exchange rates of $5.1 million in 2011.

Other income of $4.2 million for the year ended December 31, 2010 includes the impact of changes in foreign exchange rates of $2.8 million in 2010.

Income taxes

Our 2011 effective tax rate of 27% represented a net tax benefit of $26.2 million compared to our 2010 effective tax rate of 8% which represented a net tax expense of $15.2 million for the years ended December 31, 2011 and 2010, respectively. In 2011, income tax benefit includes $42.9 million tax benefit for reversal of valuation allowances recorded against United States federal and state deferred tax assets driven primarily by deferred tax attributes relating to the acquisition of the remaining interests in Front Line in the first quarter of 2011, tax benefit of $11.5 million for Front Line’s short period January 1, 2011 to February 4, 2011 United States federal tax return, tax expense of $23.1 million related to statutory expense for non-United States entities, $4.4 million expense for state and local income taxes and other tax expense of approximately $0.7 million. The net decrease in 2011 tax expense as compared to 2010 is principally driven by the valuation allowance release related to the 2011 federal tax consolidation of Front Line with the Company’s other domestic operations.

Our effective tax rate for 2010 was 8% as compared to an effective tax rate of 10% for 2009. The higher net tax expense in 2010 as compared to 2009 is principally driven by higher tax benefits recognized in 2009 related to settlements of uncertain tax positions.

Discontinued operations

For the year ended December 31, 2010, we reported $4.2 million of additional expense related to the sale of our U.K. theatrical business as a loss on disposal.

In October 2009, we sold our remaining theatrical venues and operations in the United Kingdom to The Ambassador Theatre Group Limited for a gross sales price of $148.7 million. After fees, expenses, and a working capital adjustment, we received $111.3 million of net proceeds. The sale of the U.K. theatrical business resulted in a tax-free gain of $56.6 million in 2009. Our discontinued operations reported income before loss (gain) on disposal of $21.7 million for the year ended December 31, 2009. We recorded a gain on disposal of $54.6 million for the year ended December 31, 2009.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests decreased $7.7 million during the year ended December 31, 2011 as compared to the prior year primarily due to reduced operating results for various entities, primarily internationally, along with the 2011 acquisitions of the remaining interests in Front Line and Vector partially offset by our acquisition of LN Ontario Concerts.

Net income attributable to noncontrolling interests increased $9.9 million during the year ended December 31, 2010 as compared to the prior year primarily due to better operating results for various entities, primarily internationally.

Concerts Results of Operations

Our Concerts segment operating results were, and discussions of significant variances are, as follows:

				% Change	% Change
	Year Ended December 31,			2011 vs. 2010	2010 vs. 2009
	2011	2010	2009
(in thousands)

Revenue	$3,506,188	$3,438,350	$3,704,322	2%	(7)%
Direct operating expenses	2,946,410	2,910,334	3,102,212	1%	(6)%
Selling, general and administrative expenses	535,500	524,672	510,975	2%	3%
Depreciation and amortization	132,441	139,129	129,742	(5)%	7%
Goodwill impairment	-	-	9,085	*	*
Gain on sale of operating assets	(880)	(4,848)	(2,969)	*	*
Acquisition transaction expenses	(2,286)	(2,424)	1,117	*	*

Operating loss	$(104,997)	$(128,513)	$(45,840)	(18)%	*

Operating margin	(3.0)%	(3.7)%	(1.2)%

Adjusted operating income **	$30,275	$15,366	$99,846	97%	(85)%

*	Percentages are not meaningful.
**	Adjusted operating income (loss) is discussed in more detail and reconciled to operating income (loss) below.

Year Ended 2011 Compared to Year Ended 2010

Concerts revenue increased $67.8 million, or 2%, during the year ended December 31, 2011 as compared to the prior year. Excluding the increase of $99.4 million related to the impact of changes in foreign exchange rates, revenue decreased $31.6 million, or 1%, primarily due to a decrease in events and attendance from our planned show reduction in amphitheaters and reduced global touring activity partially offset by increased shows and attendance in arenas and stadiums.

Concerts direct operating expenses increased $36.1 million, or 1%, during the year ended December 31, 2011 as compared to the prior year. Excluding the increase of $87.1 million related to the impact of changes in foreign exchange rates, direct operating expenses decreased $51.0 million, or 2%, primarily due to reduced direct operating expenses related to amphitheaters and global touring activity as noted above along with the 2010 impairments of certain artist advances partially offset by higher expenses associated with the increased arena and stadium activity noted above and costs associated with investments in new festivals.

Concerts selling, general and administrative expenses increased $10.8 million, or 2%, during the year ended December 31, 2011 as compared to the prior year driven by an increase of $9.3 million related to the impact of changes in foreign exchange rates.

Concerts depreciation and amortization decreased $6.7 million, or 5%, during the year ended December 31, 2011 as compared to the prior year. Excluding the increase of $1.2 million related to the impact of changes in foreign exchange rates, depreciation and amortization decreased $7.9 million, or 6%, primarily due to an impairment charge of $31.2 million recorded in 2010 related to a club and a contract intangible partially offset by an impairment charge in 2011 of $24.1 million for two amphitheaters, a music theater, a club and contract intangibles.

Concerts gain on sale of operating assets was $0.9 million for the year ended December 31, 2011 as compared to $4.8 million for the prior year. The 2010 gain was driven by a $4.3 million gain on the sale of a music theater in Sweden and the final settlement received for the 2009 sale of a music theater in London.

The decreased operating loss for Concerts was primarily related to improved arena and stadium results and reduced artist costs partially offset by investments in new festivals and reduced results in certain other festivals.

Year Ended 2010 Compared to Year Ended 2009

Concerts revenue decreased $266.0 million, or 7%, during the year ended December 31, 2010 as compared to the prior year. Excluding the decrease of $33.2 million related to the impact of changes in foreign exchange rates, revenue decreased $232.8 million, or 6%, primarily due to an overall decrease in events and attendance for stadiums and arenas, a decrease in average attendance for amphitheaters and a reduction in revenue of $8.4 million related to the effect of our divestiture of two music theaters and a club in September 2009 and a music theater in Sweden in December 2010. Offsetting these decreases were strong festival operations internationally and an increase in revenue of $10.5 million related to our acquisitions of Brand New Live B.V. in February 2009, Tecjet in March 2009 and Parcolimpico in November 2009.

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

Concerts recorded a goodwill impairment of $9.1 million in 2009 in connection with our 2006 acquisition of HOB Entertainment, Inc. with no impairment recorded in 2010.

Concerts gain on sale of operating assets was $4.8 million for the year ended December 31, 2010, primarily due to a $4.3 million gain on the sale of a music theater in Sweden and the final settlement received for the 2009 sale of a music theater in London.

Concerts acquisition transaction expenses decreased by $3.5 million during the year ended December 31, 2010 as compared to the prior year primarily due to a $3.1 million adjustment recorded in 2010 related to the change in fair value of acquisition-related contingent consideration.

The increase in operating loss for Concerts was primarily related to the reduced show results for stadiums, arenas and amphitheaters along with the write-down related to certain artist advances, partially offset by strong festival results.

Ticketing Results of Operations

Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

				% Change	% Change
	Year Ended December 31,			2011 vs. 2010	2010 vs. 2009
	2011	2010	2009
(in thousands)

Revenue	$1,190,556	$1,039,886	$61,622	14%	*
Direct operating expenses	560,655	502,375	24,056	12%	*
Selling, general and administrative expenses	364,043	325,664	28,381	12%	*
Depreciation and amortization	147,443	131,533	10,275	12%	*
Loss (gain) on sale of operating assets	(101)	5,186	5	*	*
Acquisition transaction expenses	1,314	780	-	*	*

Operating income (loss)	$117,202	$74,348	$(1,095)	58%	*

Operating margin	9.8%	7.1%	(1.8)%

Adjusted operating income **	$272,101	$231,367	$9,453	18%	*

*	Percentages are not meaningful.
**	Adjusted operating income (loss) is discussed in more detail and reconciled to operating income (loss) below.

Year Ended 2011 Compared to Year Ended 2010

Ticketing revenue increased $150.7 million, or 14%, during the year ended December 31, 2011 as compared to the prior year. Excluding the increase of $25.1 million related to the impact of changes in foreign exchange rates, revenue increased $125.6 million, or 12%, primarily due to incremental revenue of $132.0 million resulting from the timing of our Merger and the acquisitions of Ticketnet, TGLP and Serviticket. In addition, we had increased ticket sales internationally, primarily in Germany, Australia, Turkey and Sweden, fees related to ticketing services for the 2012 London Olympics and higher resale volume. Partially offsetting these increases was a reduction in fees due to the full year impact of the change to the contract with AEG, which was a requirement of the DOJ approval of the Merger, and a reduction of $3.7 million relating to our divestiture of Paciolan in 2010. Revenue related to ticketing service charges for our events where we control ticketing is deferred and recognized as the event occurs.

Ticketing direct operating expenses increased $58.3 million, or 12%, during the year ended December 31, 2011 as compared to the prior year. Excluding the increase of $12.1 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $46.2 million, or 9%, primarily due to incremental direct operating expenses of $62.0 million resulting from the timing of our Merger and the acquisitions noted above. We also had increased costs associated with the higher ticket sales internationally, partially offset by lower domestic direct costs and a reduction of $1.7 million relating to our Paciolan divestiture.

Ticketing selling, general and administrative expenses increased $38.4 million, or 12%, during the year ended December 31, 2011 as compared to the prior year. Excluding the increase of $7.7 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $30.7 million, or 9%, primarily due to incremental expenses of $36.9 million resulting from the timing of our Merger and the acquisitions noted above. We also increased costs related to technology improvements we invested in during 2011. Partially offsetting these increases was a reduction in litigation settlement accruals and a reduction of $1.1 million relating to our Paciolan divestiture.

Ticketing depreciation and amortization increased $15.9 million, or 12%, during the year ended December 31, 2011 as compared to the prior year. Excluding the increase of $2.2 million related to the impact of changes in foreign exchange rates, depreciation and amortization increased $13.7 million, or 10%, primarily due to incremental depreciation and amortization of $11.6 million resulting from the timing of our Merger and the acquisitions noted above along with increased amortization resulting from the addition of technology definite-lived intangible assets from our Merger.

Ticketing gain on sale of operating assets was $0.1 million for the year ended December 31, 2011 as compared to a loss on sale of operating assets of $5.2 million for the prior year primarily due to the sale of Paciolan in March 2010.

The increase in operating income for Ticketing was primarily due to the impact from the Merger and other acquisitions, higher ticket sales and earnings from the 2012 Olympics, partially offset by investments made in technology improvements.

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

The increase in operating income for Ticketing was primarily due to the addition of the Ticketmaster ticketing operations.

Artist Nation Results of Operations

Our Artist Nation segment operating results were, and discussions of significant variances are, as follows:

	Year Ended December 31,			% Change 2011 vs. 2010	% Change 2010 vs. 2009
	2011	2010	2009
(in thousands)

Revenue	$393,129	$362,159	$251,499	9%	44%
Direct operating expenses	260,884	233,016	202,281	12%	15%
Selling, general and administrative expenses	113,199	93,995	36,692	20%	*
Depreciation and amortization	50,412	41,520	9,963	21%	*
Loss on sale of operating assets	1,264	20	9	*	*
Acquisition transaction expenses	(7,758)	6,277	-	*	*

Operating income (loss)	$(24,872)	$(12,669)	$2,554	96%	*

Operating margin	(6.3)%	(3.5)%	1.0%

Adjusted operating income **	$47,178	$46,553	$12,846	1%	*

*	Percentages are not meaningful.
**	Adjusted operating income (loss) is discussed in more detail and reconciled to operating income (loss) below.

Year Ended 2011 Compared to Year Ended 2010

Artist Nation revenue increased $31.0 million, or 9%, during the year ended December 31, 2011 as compared to the prior year. Excluding the increase of $2.1 million related to the impact of changes in foreign exchange rates, revenue increased $28.9 million, or 8%, primarily due to incremental revenue of $20.4 million resulting from the timing of our Merger, the 2011 acquisition of T-Shirt Printers and the 2010 acquisition of Sports Marketing and Entertainment, Inc. In addition, we generated higher management commissions and increased sales of premium ticket packages and merchandise. Partially offsetting these increases was a decline resulting from the transition of artist-related online businesses to the eCommerce segment in 2011.

Artist Nation direct operating expenses increased $27.9 million, or 12%, during the year ended December 31, 2011 as compared to the prior year. Excluding the increase of $2.0 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $25.9 million, or 11%, primarily due to incremental direct operating expenses of $16.0 million resulting from the timing of our Merger and the acquisitions noted above as well as higher costs associated with premium ticket packages and merchandise sales. Partially offsetting these increases were declines in direct operating expenses resulting from the transition of artist-related online businesses.

Artist Nation selling, general and administrative expenses increased $19.2 million, or 20%, during the year ended December 31, 2011 as compared to the prior year primarily due to incremental stock-based compensation expense of $24.4 million related to the first quarter 2011 acquisition of the remaining interests in Front Line along with incremental selling, general and administrative expenses of $5.2 million resulting from the timing of our Merger and the acquisitions noted above. Partially offsetting these increases were declines in selling, general and administrative expenses resulting from the transition of artist-related online businesses.

Artist Nation depreciation and amortization increased $8.9 million, or 21%, during the year ended December 31, 2011 as compared to the prior year primarily due to incremental amortization expense related to definite-lived intangible assets resulting from our Merger and other acquisitions and the acceleration of amortization expense for a tradename being phased out.

Artist Nation loss on sale of operating assets of $1.3 million during the year ended December 31, 2011 is primarily due to the sale of an artist management company in January 2011.

Artist Nation acquisition transaction expenses decreased by $14.0 million for the year ended December 31, 2011 as compared to the prior year primarily due to decreases in the fair values of acquisition-related contingent consideration in 2011 relating to the timing of key artists tours as compared to 2010 increases in the fair value of acquisition-related contingent consideration relating to improved projections for several artist management businesses.

The increased operating loss for Artist Nation was driven by incremental stock-based compensation expense related to the acquisition of the remaining interests in Front Line.

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

eCommerce Results of Operations

Our eCommerce segment operating results were, and discussions of significant variances are, as follows:

	Year Ended December 31,			% Change 2011 vs. 2010	% Change 2010 vs. 2009
	2011	2010	2009
(in thousands)

Revenue	$144,410	$87,858	$16,205	64%	*
Direct operating expenses	22,804	11,093	3,228	*	*
Selling, general and administrative expenses	70,697	41,520	17,440	70%	*
Depreciation and amortization	10,628	7,474	5,240	42%	43%
Loss on sale of operating assets	5	-	-	*	*

Operating income (loss)	$40,276	$27,771	$(9,703)	45%	*

Operating margin	27.9%	31.6%	(59.9)%

Adjusted operating income (loss) **	$51,114	$36,165	$(4,247)	41%	*

*	Percentages are not meaningful.
**	Adjusted operating income (loss) is discussed in more detail and reconciled to operating income (loss) below.

Year Ended 2011 Compared to Year Ended 2010

eCommerce revenue increased $56.6 million, or 64%, during the year ended December 31, 2011 as compared to the prior year primarily due to increased online advertising and upsell revenue, the transition of the artist-related online business from the Artist Nation segment in 2011, the expansion of our eCommerce operations internationally, whereby eCommerce is now paid a fee for international online ticket sales in 2011, and incremental revenue of $5.4 million resulting from the timing of our Merger.

eCommerce direct operating expenses increased $11.7 million during the year ended December 31, 2011 as compared to the prior year primarily due to incremental direct operating expenses resulting from the transition of the artist-related online business noted above.

eCommerce selling, general and administrative expenses increased $29.2 million, or 70%, during the year ended December 31, 2011 as compared to the prior year primarily due to the expansion of our eCommerce operations internationally, the transition of the artist-related online business noted above, the investment in mobile and online technology and incremental selling, general and administrative expenses of $3.0 million resulting from timing of the Merger.

eCommerce depreciation and amortization increased $3.2 million, or 42%, during the year ended December 31, 2011 as compared to the prior year primarily due to additional depreciation expense relating to enhancements to our websites and online storefront.

The increased operating income for eCommerce was primarily a result of higher online advertising and upsell revenue, the expansion of our eCommerce operations internationally and the timing of the Merger, partially offset by the investment in mobile and online technology.

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

The increased operating income for eCommerce was primarily a result of our Merger.

Sponsorship Results of Operations

Our Sponsorship segment operating results were, and discussions of significant variances are, as follows:

	Year Ended December 31,			% Change 2011 vs. 2010	% Change 2010 vs. 2009
	2011	2010	2009
(in thousands)

Revenue	$179,734	$161,742	$161,042	11%	0%
Direct operating expenses	33,171	28,355	44,917	17%	(37)%
Selling, general and administrative expenses	26,411	25,939	20,179	2%	29%
Depreciation and amortization	483	255	341	89%	(25)%
Loss on sale of operating assets	-	6	-	*	*

Operating income	$119,669	$107,187	$95,605	12%	12%

Operating margin	66.6%	66.3%	59.4%

Adjusted operating income **	$120,911	$108,058	$95,946	12%	13%

*	Percentages are not meaningful.
**	Adjusted operating income (loss) is discussed in more detail and reconciled to operating income (loss) below.

Year Ended 2011 Compared to Year Ended 2010

Sponsorship revenue increased $18.0 million, or 11%, during the year ended December 31, 2011 as compared to the prior year. Excluding the increase of $4.9 million related to the impact of changes in foreign exchange rates, revenue increased $13.1 million, or 8%, primarily due to new sponsorship agreements, renewal or expansion of existing arrangements, marketing fees and expansion of our sponsorship operations.

Sponsorship direct operating expense increased $4.8 million, or 17%, during the year ended December 31, 2011 as compared to the prior year. Excluding the increase of $1.0 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $3.8 million, or 13%, primarily driven by higher costs related to the increased revenue.

The increased operating income was primarily due to new relationships and higher international festival sponsorships.

Year Ended 2010 Compared to Year Ended 2009

Although there was no significant change in revenue, Sponsorship direct operating expenses decreased $16.6 million, or 37%, during the year ended December 31, 2010 as compared to the prior year primarily due to higher fees paid to artists related to tour sponsorship agreements in 2009. Excluding the expense relating to artist tour sponsorships, direct operating and selling, general and administrative expenses in total decreased $1.3 million during the year ended December 31, 2010 as compared to the prior year. In 2010, we have changed the pay structures of many of our sponsorship sales force from a commission structure to a salary plus bonus structure to properly align sales incentives with the overall growth drivers and goals of the Company. This has caused a decrease in direct operating expenses and an increase in selling, general and administrative expenses.

Overall, Sponsorship operating income increased $11.6 million, or 12%, for the year ended December 31, 2010 as compared to the prior year primarily driven by higher international festival sponsorships.

Reconciliation of Segment Operating Income (Loss)

	Year Ended December 31,
	2011	2010	2009
	(in thousands)

Concerts	$(104,997)	$(128,513)	$(45,840)
Ticketing	117,202	74,348	(1,095)
Artist Nation	(24,872)	(12,669)	2,554
eCommerce	40,276	27,771	(9,703)
Sponsorship	119,669	107,187	95,605
Other	2,464	255	691
Corporate	(131,405)	(132,079)	(94,568)

Consolidated operating income (loss)	$18,337	$(63,700)	$(52,356)

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

The following table sets forth the computation of adjusted operating income (loss):

	Adjusted operating income (loss)	Non-cash and stock- based compensation expense	Loss (gain) on sale of operating assets	Depreciation and amortization	Acquisition expenses	Operating income (loss)
	(in thousands)
2011
Concerts	$30,275	$5,995	$(880)	$132,441	$(2,284)	$(104,997)
Ticketing	272,101	5,402	(101)	147,443	2,155	117,202
Artist Nation	47,178	28,132	1,264	50,412	(7,758)	(24,872)
eCommerce	51,114	205	5	10,628	-	40,276
Sponsorship	120,911	763	-	483	(4)	119,669
Other and Eliminations	2,298	-	689	(855)	-	2,464
Corporate	(85,972)	20,148	1	2,466	22,818	(131,405)

Total	$437,905	$60,645	$978	$343,018	$14,927	$18,337

2010
Concerts	$15,366	$11,603	$(4,848)	$139,129	$(2,005)	$(128,513)
Ticketing	231,367	11,953	5,186	131,533	8,347	74,348
Artist Nation	46,553	10,205	20	41,520	7,477	(12,669)
eCommerce	36,165	288	-	7,474	632	27,771
Sponsorship	108,058	459	6	255	151	107,187
Other and Eliminations	(250)	-	6	(511)	-	255
Corporate	(74,444)	27,099	4	2,266	28,266	(132,079)

Total	$362,815	$61,607	$374	$321,666	$42,868	$(63,700)

2009
Concerts	$99,846	$8,711	$(2,969)	$138,827	$1,117	$(45,840)
Ticketing	9,453	268	5	10,275	-	(1,095)
Artist Nation	12,846	320	9	9,963	-	2,554
eCommerce	(4,247)	216	-	5,240	-	(9,703)
Sponsorship	95,946	-	-	341	-	95,605
Other and Eliminations	987	-	(30)	276	50	691
Corporate	(50,233)	7,176	2	2,281	34,876	(94,568)

Total	$164,598	$16,691	$(2,983)	$167,203	$36,043	$(52,356)

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

Our balance sheets reflect cash and cash equivalents of $844.3 million at December 31, 2011 and $892.8 million at December 31, 2010. Included in the December 31, 2011 and 2010 cash and cash equivalents balance is $373.9 million and $384.5 million, respectively, of funds representing amounts equal to the face value of tickets sold on behalf of clients and the clients’ share of convenience and order processing charges, or client funds. We do not utilize client funds for our own financing or investing activities as the amounts are payable to clients. Our balance sheets reflect current and long-term debt of $1.716 billion at December 31, 2011 and $1.732 billion at December 31, 2010. Our weighted-average cost of debt, excluding the debt discounts on our term loan and convertible notes and the debt premium on our 10.75% senior notes, was 6.0% at December 31, 2011.

Our cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash in our operating accounts and invested cash. Cash held in operating accounts in many cases exceeds the Federal Deposit Insurance Corporation insurance limits. The invested cash is in interest-bearing funds consisting primarily of bank deposits and money market funds. While we monitor cash and cash equivalent balances in our operating accounts on a regular basis and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail. To date, we have experienced no loss or lack of access to our cash and cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Borrowings on the May 2010 senior secured credit facility were primarily used to repay the borrowings under our and Ticketmaster’s then existing credit facilities, convert existing preferred stock of one of our subsidiaries into the right to receive a cash payment and settle this obligation, pay related fees and expenses and for general corporate purposes. During the year ended December 31, 2011, we made principal payments totaling $16.8 million on these term loans. At December 31, 2011, the outstanding balances on the term loans, net of discount were $870.5 million. There were no borrowings under the revolving credit facility as of December 31, 2011. Based on our letters of credit of $58.8 million, $241.2 million was available for future borrowings.

8.125% Senior Notes

In May 2010, we issued $250 million of 8.125% senior notes due 2018. Interest on the notes is payable semi-annually in cash in arrears on May 15 and November 15 of each year, beginning on November 15, 2010, and the notes will mature on May 15, 2018. We may redeem some or all of the notes at any time prior to May 15, 2014 at a price equal to 100% of the principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium using a discount rate equal to the Treasury Rate plus 50 basis points. We may also redeem up to 35% of the notes from the proceeds of certain equity offerings prior to May 15, 2013, at a price equal to 108.125% of the principal amount, plus any accrued and unpaid interest. In addition, on or after May 15, 2014, we may redeem some or all of the notes at any time at redemption prices that start at 104.063% of the principal amount. We must also offer to redeem the notes at 101% of the aggregate principal amount, plus accrued and unpaid interest to the repurchase date, if we experience certain kinds of changes of control. Borrowings on the 8.125% senior notes were primarily used to partially repay the borrowings under our and Ticketmaster’s then existing credit facilities. At December 31, 2011, the outstanding balance on the 8.125% senior notes was $250.0 million.

Debt Covenants

Our senior secured credit facility, which was entered into in May 2010, contains a number of covenants and restrictions that, among other things, requires us to satisfy certain financial covenants and restricts our and our subsidiaries’ ability to incur additional debt, make certain investments and acquisitions, repurchase our stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets, merge or consolidate, and pay dividends and make distributions (with the exception of subsidiary dividends or distributions to the parent company or other subsidiaries on at least a pro-rata basis with any noncontrolling interest partners). Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the credit facility becoming immediately due and payable. The senior secured credit facility agreement has two covenants measured quarterly that relate to total leverage and interest coverage. The consolidated total leverage covenant requires us to maintain a ratio of consolidated total debt to consolidated EBITDA (both as defined in the credit agreement) of 4.5x over the trailing four consecutive quarters. The total leverage ratio will reduce to 4.0x on September 30, 2012, 3.75x on September 30, 2013 and 3.5x on March 31, 2015. The consolidated interest coverage covenant requires us to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense (both as defined in the credit agreement) of 2.75x over the trailing four consecutive quarters. The interest coverage ratio will increase to 3.0x on September 30, 2012.

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

As of December 31, 2011, we believe we were in compliance with all of our debt covenants. We expect to remain in compliance with all of our debt covenants throughout 2012.

Disposal of Assets

During the year ended December 31, 2011, we received $7.4 million of proceeds primarily related to the sale of an amphitheater in San Antonio and a payment received in the first quarter of 2011 relating to the 2010 sale of a music theater in Sweden. During the year ended December 31, 2010, we received $35.8 million of proceeds primarily related to the sale of Paciolan and a music theater in Sweden. During the year ended December 31, 2009, we received $174.3 million of proceeds primarily related to the sales of our U.K. theatrical business and three venues in Boston. These proceeds are presented net of any cash included in the businesses sold.

Uses of Cash

Acquisitions

When we make acquisitions, the acquired entity may have cash on its balance sheet at the time of acquisition. All amounts discussed in this section are presented net of any cash acquired. During 2011, we used $39.5 million in cash primarily for the acquisitions in our Artist Nation segment of interests in four artist management companies in the United Kingdom and the United States, the April 2011 acquisition in our Ticketing segment of Serviticket, the October 2011 acquisition in our Artist Nation segment of T-Shirt Printers, the December 2011 acquisition in our Concerts segment of LN-HS Concerts and the December 2011 acquisition in our eCommerce segment of BigChampagne.

During 2010, our cash increased by $491.5 million from acquisitions in our Concerts, Ticketing, Artist Nation and eCommerce segments, primarily related to cash on hand in our Merger with Ticketmaster partially offset by our acquisition of Ticketnet, a ticketing company in France.

During 2009, we used $9.7 million in cash for acquisitions in our Concerts segment, primarily related to our acquisitions of Tecjet, a company that holds the lease for a venue in Scotland, Brand New Live B.V., a concert promotion company in the Netherlands, and Parcolimpico, which manages facilities and venues in Turin, Italy.

Purchases of Intangibles

In 2011 and 2010, we used $2.6 million and $1.8 million, respectively, in cash primarily related to a naming rights agreement for a Holland music event. In 2009, we used $27.9 million in cash primarily related to certain artist rights agreements entered into in 2008.

Capital Expenditures

Venue and ticketing operations are capital intensive businesses, requiring continual investment in our existing venues and ticketing system to address audience and artist expectations, technological industry advances and various federal, state and/or local regulations.

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

Our capital expenditures, including accruals but excluding expenditures funded by outside parties such as landlords or replacements funded by insurance companies, consisted of the following:

	2011	2010	2009
	(in thousands)

Maintenance capital expenditures	$64,351	$47,471	$16,903
Revenue generating capital expenditures	47,693	26,367	34,254

Total capital expenditures	$112,044	$73,838	$51,157

Maintenance capital expenditures for 2011 increased from the prior year primarily due to expenditures relating to the integration of our financial systems and offices as a result of the Merger along with timing of maintenance expenditures related to venues, ticketing technology and client ticketing equipment.

Revenue generating capital expenditures for 2011 increased from the prior year primarily related to the re-platforming of our ticketing system and website enhancements.

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

We currently expect capital expenditures to be approximately $125 million for the year ending December 31, 2012.

Contractual Obligations and Commitments

Firm Commitments

In addition to the scheduled maturities on our debt, we have future cash obligations under various types of contracts. We lease office space, certain equipment and some of the venues used in our concert operations under long-term operating leases. Some of our lease agreements contain renewal options and annual rental escalation clauses (generally tied to the consumer price index), as well as provisions for our payment of utilities and maintenance. We also have minimum payments associated with non-cancelable contracts related to our operations such as artist guarantee contracts. As part of our ongoing capital projects, we will enter into construction-related commitments for future capital expenditure work. The scheduled maturities discussed below represent contractual obligations as of December 31, 2011 and thus do not represent all expected expenditures for those periods.

The scheduled maturities of our outstanding long-term debt, future minimum rental commitments under non-cancelable lease agreements, minimum payments under other non-cancelable contracts and capital expenditure commitments as of December 31, 2011 are as follows:

	Payments Due by Period
	Total	2012	2013-2014	2015-2016	2017 and thereafter
	(in thousands)
Long-term debt obligations, including current maturities:
Term loans and revolving credit facility	$873,500	$18,000	$48,500	$807,000	$-
8.125% senior notes	250,000	-	-	-	250,000
10.75% senior notes	286,980	-	-	286,980	-
2.875% convertible senior notes	220,000	-	220,000	-	-
Other long-term debt	101,871	34,632	24,993	32,544	9,702

Estimated interest payments (1)	488,366	102,034	195,911	156,482	33,939
Non-cancelable operating leases (2)	1,700,593	110,085	196,400	175,046	1,219,062
Non-cancelable contracts (2)	971,729	414,252	393,098	93,062	71,317
Capital expenditures	394	269	50	50	25
Contingent consideration	8,363	1,471	6,892	-	-
Deferred consideration	9,678	7,076	2,602	-	-

Total	$4,911,474	$687,819	$1,088,446	$1,551,164	$1,584,045

(1)	Includes interest on the 2.875% convertible senior notes through July 2014. Excludes interest on the outstanding revolver balance which is zero as of December 31, 2011.

(2)	Commitment amounts for non-cancelable operating leases and non-cancelable contracts which stipulate an increase in the commitment amount based on an inflationary index have been estimated using an inflation factor of 2.5% for North America and 3.1% for the United Kingdom.

During 2006, in connection with our acquisition of the Historic Theatre Group, we guaranteed obligations related to a lease agreement. In the event of default, we could be liable for obligations which have future lease payments (undiscounted) of approximately $24.7 million through the end of 2035 which are not reflected in the table above. The scheduled future minimum rentals for this lease for the years 2012 through 2016 are $1.6 million each year. The venues under the lease agreement were included in the sale of our North American theatrical business. We entered into an Assumption Agreement with the buyer in connection with the sale, under which the buyer is assuming our obligations under the guaranty, however we remain contingently liable to the lessor. We believe that the likelihood of a material liability being triggered under this lease is remote, and no liability has been accrued for these contingent lease obligations as of December 31, 2011.

Aggregate minimum rentals of $79.9 million to be received in years 2012 through 2020 under non-cancelable subleases are excluded from the commitment amounts in the above table.

Guarantees of Third-Party Obligations

As of December 31, 2011 and 2010, we guaranteed the debt of third parties of approximately $13.1 million and $3.2 million for each of the respective periods, primarily related to maximum credit limits on employee and tour-related credit cards and guarantees of bank lines of credit of a nonconsolidated affiliate and a third-party promoter.

Cash Flows

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Cash provided by (used in):
Operating activities	$135,705	$158,518	$57,275
Investing activities	$(152,017)	$452,987	$77,481
Financing activities	$(44,379)	$49,086	$(124,356)

Operating Activities

Year Ended 2011 Compared to Year Ended 2010

Cash provided by operations was $135.7 million for the year ended December 31, 2011, compared to $158.5 million for the year ended December 31, 2010. The $22.8 million decrease in cash provided by operations resulted primarily from the net changes in the operating balance sheet accounts largely offset by the increase in the cash-related portion of net income. In 2011, we received less deferred revenue and increased accounts receivable and other assets partially offset by lower prepaid expenses as compared to the prior year. Also contributing to the decrease in cash provided by operations was $22.2 million in payments related to the 2011 acquisition of certain of the remaining equity interests in Front Line that were classified as liabilities.

Year Ended 2010 Compared to Year Ended 2009

Cash provided by operations was $158.5 million for the year ended December 31, 2010, compared to $57.3 million for the year ended December 31, 2009. The $101.2 million increase in cash provided by operations resulted primarily from the increase in the cash-related portion of net income.

Investing Activities

Year Ended 2011 Compared to Year Ended 2010

Cash used in investing activities was $152.0 million for the year ended December 31, 2011, compared to cash provided by investing activities of $453.0 million for the year ended December 31, 2010. The $605.0 million increase in cash used by investing activities is primarily due to $576.5 million of cash acquired in the Merger in 2010, fewer disposals of assets and an increase in purchases of property, plant and equipment.

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

Financing Activities

Year Ended 2011 Compared to Year Ended 2010

Cash used in financing activities was $44.4 million for the year ended December 31, 2011, compared to cash provided by financing activities of $49.1 million for the year ended December 31, 2010. The $93.5 million increase in cash used by financing activities is primarily a result of net proceeds received in 2010 from the issuance of $250 million of 8.125% senior notes and our new senior secured credit facility, after repayment of the borrowings under the Live Nation and Ticketmaster credit facilities, payment of debt issuance costs as well as the redemption of preferred stock, as compared to only a net pay-down in 2011 on the new term loans. The increase was also a result of cash used for purchases of non-controlling interests, primarily related to the 2011 acquisition of the remaining equity interests in Front Line. These increases were partially offset by proceeds received in 2011 from the sale of common stock in connection with the subscription agreement with Liberty Media.

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

Foreign Currency Risk

We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported operating income of $119.5 million for the year ended December 31, 2011. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the year ended December 31, 2011 by $12.0 million. As of December 31, 2011, our primary foreign exchange exposure included the Euro, British Pound and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities.

We primarily use forward currency contracts in addition to options to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. We also enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At December 31, 2011, we had forward currency contracts outstanding with a notional amount of $32.5 million.

Interest Rate Risk

Our market risk is also affected by changes in interest rates. We had $1.716 billion of total debt, net of unamortized discounts and premiums, outstanding as of December 31, 2011. Of the total amount, taking into consideration existing interest rate hedges, we had $925.0 million of fixed-rate debt and $790.7 million of floating-rate debt.

Based on the amount of our floating-rate debt as of December 31, 2011, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $2.0 million when the floor rate is not applicable. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of December 31, 2011 with no subsequent change in rates for the remainder of the period.

At December 31, 2011, we have one interest rate cap agreement that is designated as a cash flow hedge for accounting purposes. The interest rate cap had a notional amount of $87.5 million at December 31, 2011, to limit our cash flow exposure to an interest rate of 4% per annum. This agreement expires on June 30, 2013. The fair value of this agreement at December 31, 2011 was a de minimis asset. This agreement was put in place to reduce the variability of a portion of the cash flows from the interest payments related to the May 2010 senior secured credit facility. The terms of the May 2010 senior secured credit facility require one or more interest rate protection agreements, with an effect of fixing or limiting the interest costs, for at least 50% of the consolidated total funded debt at the closing date for at least three years. Upon the execution of this interest rate cap agreement, the existing interest rate protection agreements fully met this requirement.

Through our AMG subsidiary, we have two interest rate swap agreements with a $32.1 million aggregate notional amount that effectively convert a portion of our floating-rate debt to a fixed-rate basis. Both agreements expire in December 2015. Also, in connection with the financing of the redevelopment of the O2 Dublin, we have an interest rate swap agreement with a notional amount of $11.4 million that expires in December 2013 effectively converting a portion of our floating-rate debt to a fixed-rate basis. These interest rate swap agreements have not been designated as hedging instruments. Therefore, any change in fair value is recorded in earnings during the period of the change.

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

In June 2011, the FASB issued guidance which revises the manner in which entities present comprehensive income in their financial statements. The new guidance eliminates the presentation option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or in two separate, but consecutive, statements. In December 2011, the FASB deferred indefinitely the effective date for a portion of this guidance relating to the presentation of reclassification adjustments. The remainder of this guidance is effective for interim and annual periods beginning after December 15, 2011. Early adoption of the new guidance is permitted and full retrospective application is required. We have adopted all parts of this guidance that were not deferred as of December 31, 2011.

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

Recently Issued Pronouncements

In May 2011, the FASB issued guidance that improves comparability of fair value measurements presented and disclosed in financial statements. This guidance clarifies the application of existing fair value measurement requirements including (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s stockholders’ equity, and (3) quantitative information required for fair value measurements categorized within Level 3. It also requires additional disclosure for Level 3 measurements regarding the sensitivity of the fair value to changes in unobservable inputs and any interrelationships between those inputs. The amendments in this guidance are to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011. We will adopt this guidance on January 1, 2012 and the adoption of this standard will not have a material effect on our financial position or results of operations.

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

Consolidation

Intercompany accounts among the consolidated businesses have been eliminated in consolidation. Net income (loss) attributable to noncontrolling interests is reflected in the statements of operations for consolidated affiliates. We consolidate entities in which we own more than 50% of the voting common stock and control operations and also variable interest entities for which we are the primary beneficiary. Investments in nonconsolidated affiliates in which we own more than 20% of the voting common stock or otherwise exercise significant influence over operating and financial policies of the nonconsolidated affiliate are accounted for using the equity method of accounting. Investments in nonconsolidated affiliates in which we own less than 20% of the voting common stock are accounted for using the cost method of accounting.

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

Business Combinations

We account for our business combinations under the acquisition method of accounting. Identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree are recognized and measured as of the acquisition date at fair value. Additionally, contingent consideration is recorded at fair value on the acquisition date, and classified as a liability. Goodwill is recognized to the extent by which the aggregate of the acquisition-date fair value of the consideration transferred and any noncontrolling interests in the acquiree exceeds the recognized bases of the identifiable assets acquired, net of assumed liabilities. Determining the fair value of assets acquired, liabilities assumed and noncontrolling interests requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates and asset lives among other items.

Property, Plant and Equipment

We test for possible impairment of property, plant and equipment whenever events or circumstances change, such as a significant reduction in operating cash flow or a dramatic change in the manner that the asset is intended to be used indicate that the carrying amount of the asset may not be recoverable. If indicators exist, we compare the estimated undiscounted future cash flows related to the assets to the carrying amount of those assets. If the carrying value is greater than the estimated undiscounted future cash flows, the cost basis of the asset is reduced to reflect the current fair value. We use various assumptions in determining the current fair market value of these assets, including future expected cash flows and discount rates, as well as future salvage values and other fair value measures. Our impairment loss calculations require us to apply judgment in estimating future cash flows, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.

If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results of operations.

Intangibles

We test for possible impairment of definite-lived intangible assets whenever events or circumstances change, such as a significant reduction in operating cash flow or a dramatic change in the manner in which the asset is intended to be used which may indicate that the carrying amount of the asset may not be recoverable. When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current fair value.

We test for possible impairment of indefinite-lived intangible assets on at least an annual basis by comparing the fair value of the asset to its carrying value. When specific asset carrying values are determined to be less than the fair value, the carrying value of the asset is reduced to reflect the current fair value.

We use various assumptions in determining the current fair market value of these definite-lived and indefinite-lived assets, including future expected cash flows and discount rates, as well as other fair value measures. For intangibles related to artist rights, we use assumptions about future revenue and operating income for the rights acquired. These projections are based on information about the artists’ past results and expectations about future results. Our impairment loss calculations require us to apply judgment in estimating future cash flows, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.

If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results of operations.

Goodwill

We review goodwill for impairment annually, as of October 1, using a three-step process. The first step is a qualitative evaluation as to whether or not it is more likely than not that the fair value of any of our reporting units are less than its carrying value using an assessment of relevant events and circumstances. Examples of such events and circumstances include financial performance, industry and market conditions, macroeconomic conditions, reporting unit-specific events, historical results of goodwill impairment testing and the timing of the last performance of step two. If any reporting units are concluded to be more likely impaired than not, a second step is performed for that reporting unit. This second step, used to quantitatively screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The third step, employed for any reporting unit that fails step two, is used to measure the amount of any potential impairment and compares the implied fair value of the reporting unit with the carrying amount of goodwill. We also test goodwill for impairment in other periods if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The second and third steps that we use to evaluate goodwill for impairment involve the determination of the fair value of our reporting units. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including our interpretation of current economic indicators and market valuations, and assumptions about our strategic plans with regard to our operations. Due to the uncertainties associated with such estimates, actual results could differ from such estimates.

In developing fair values for our reporting units, we may employ a market multiple or a discounted cash flow methodology. The market multiple methodology compares us to similar companies on the basis of risk characteristics to determine its risk profile relative to the comparable companies as a group. This analysis generally focuses on quantitative considerations, which include financial performance and other quantifiable data, and qualitative considerations, which include any factors which are expected to impact future financial performance. The most significant assumptions affecting the market multiple methodology are the market multiples and control premium. A control premium represents the value an investor would pay above noncontrolling interest transaction prices in order to obtain a controlling interest in the respective company.

The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The discounted cash flow methodology uses our projections of financial performance. The most significant assumptions used in the discounted cash flow methodology are the discount rate, the terminal value or attrition rate and expected future revenue and operating margins, which vary among reporting units.

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

Revenue from our ticketing operations primarily consists of convenience and order processing fees charged at the time a ticket for an event is sold and is recorded on a net basis (net of the face value of the ticket). For tickets sold for events at our owned and/or operated venues in the United States, and where we control the tickets internationally, this revenue is recognized after the performance occurs upon settlement of the event. Revenue for these ticket fees collected in advance of the event is recorded as deferred revenue until the event occurs. These fees will be shared between our Ticketing segment and our Concerts segment. For tickets sold for events for third-party venues, this revenue is recognized at the time of the sale and is recorded by our Ticketing segment.

For multiple element contracts, we allocate consideration to the multiple elements based on the relative fair selling price of each separate element which are determined using vendor specific objective evidence, third-party evidence or our best estimate in order to assign relative fair values.

We account for taxes that are externally imposed on revenue producing transactions on a net basis, as a reduction of revenue.

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

Income Taxes

We account for income taxes using the liability method in accordance with the FASB guidance for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if we believe it is more likely than not that some portion or the entire asset will not be realized. As all earnings from our continuing foreign operations are permanently reinvested and not distributed, our income tax provision does not include additional United States taxes on those foreign operations. It is not practical to determine the amount of federal and state income taxes, if any, that might become due in the event that the earnings were distributed.

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

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is as follows:

Year Ended December 31,
2011	2010	2009	2008	2007
*	*	*	*	*

*	For the years ended December 31, 2011, 2010, 2009, 2008 and 2007, fixed charges exceeded earnings from continuing operations before income taxes and fixed charges by $104.4 million, $193.6 million, $116.5 million, $358.6 million and $45.8 million, respectively.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Live Nation Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of Live Nation Entertainment, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Live Nation Entertainment, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Live Nation Entertainment, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 23, 2012

LIVE NATION ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(in thousands except share data)
ASSETS
Current assets
Cash and cash equivalents	$844,253	$892,758
Accounts receivable, less allowance of $16,986 in 2011 and $10,898 in 2010	389,346	329,947
Prepaid expenses	316,491	348,309
Other current assets	26,700	32,483

Total current assets	1,576,790	1,603,497

Property, plant and equipment
Land, buildings and improvements	851,812	850,124
Computer equipment and capitalized software	261,475	218,294
Furniture and other equipment	172,250	168,508
Construction in progress	60,652	24,528

	1,346,189	1,261,454
Less accumulated depreciation	626,053	524,390

	720,136	737,064
Intangible assets
Definite-lived intangible assets, net	873,712	997,268
Indefinite-lived intangible assets	377,160	375,214
Goodwill	1,257,644	1,226,416

Investments in nonconsolidated affiliates	55,796	30,077
Other long-term assets	226,533	226,024

Total assets	$5,087,771	$5,195,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, client accounts	$473,956	$462,301
Accounts payable	87,627	76,876
Accrued expenses	579,566	498,864
Deferred revenue	273,536	335,539
Current portion of long-term debt	52,632	54,150
Other current liabilities	25,236	46,491

Total current liabilities	1,492,553	1,474,221

Long-term debt, net	1,663,056	1,677,714
Long-term deferred income taxes	186,298	219,143
Other long-term liabilities	120,693	215,273
Commitments and contingent liabilities (Note 8)

Redeemable noncontrolling interests	8,277	107,541

Stockholders’ equity
Preferred stock—Series A Junior Participating, $.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, $.01 par value; 30,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value; 450,000,000 shares authorized; 189,536,279 and 175,418,857 shares issued and outstanding in 2011 and 2010, respectively	1,868	1,724
Additional paid-in capital	2,243,587	2,053,233
Accumulated deficit	(745,191)	(662,175)
Cost of shares held in treasury (578,570 and 1,271,519 shares in 2011 and 2010, respectively)	(2,787)	(6,122)
Accumulated other comprehensive loss	(36,374)	(22,244)

Total Live Nation Entertainment, Inc. stockholders’ equity	1,461,103	1,364,416
Noncontrolling interests	155,791	137,252

Total stockholders’ equity	1,616,894	1,501,668

Total liabilities and stockholders’ equity	$5,087,771	$5,195,560

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(in thousands except share and per share data)

Revenue	$5,383,998	$5,063,748	$4,181,021
Operating expenses:
Direct operating expenses	3,789,488	3,658,310	3,357,245
Selling, general and administrative expenses	1,111,969	1,014,491	617,709
Depreciation and amortization	343,018	321,666	158,118
Goodwill impairment	-	-	9,085
Loss (gain) on sale of operating assets	978	374	(2,983)
Corporate expenses	112,157	110,252	58,160
Acquisition transaction expenses	8,051	22,355	36,043

Operating income (loss)	18,337	(63,700)	(52,356)

Interest expense	120,414	116,527	66,365
Loss on extinguishment of debt	-	21,315	-
Interest income	(4,215)	(3,771)	(2,193)
Equity in earnings of nonconsolidated affiliates	(7,742)	(4,928)	(1,851)
Other expense (income) — net	6,507	(4,189)	1

Loss from continuing operations before income taxes	(96,627)	(188,654)	(114,678)
Income tax expense (benefit)	(26,224)	15,154	11,333

Loss from continuing operations	(70,403)	(203,808)	(126,011)
Income (loss) from discontinued operations, net of tax	-	(4,228)	76,277

Net loss	(70,403)	(208,036)	(49,734)
Net income attributable to noncontrolling interests	12,613	20,354	10,445

Net loss attributable to Live Nation Entertainment, Inc.	$(83,016)	$(228,390)	$(60,179)

Basic and diluted net income (loss) per common share attributable to common stockholders:
Loss from continuing operations attributable to Live Nation Entertainment, Inc.	$(0.46)	$(1.36)	$(1.65)
Income (loss) from discontinued operations attributable to Live Nation Entertainment, Inc.	-	(0.03)	0.92

Net loss attributable to Live Nation Entertainment, Inc.	$(0.46)	$(1.39)	$(0.73)

Weighted average common shares outstanding:
Basic and diluted	182,388,070	164,410,167	82,652,366

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2011	2010	2009
	(in thousands)

Net loss	$(70,403)	$(208,036)	$(49,734)
Other comprehensive income (loss), net of tax:
Realized loss on cash flow hedges	-	6,920	9,255
Unrealized loss on cash flow hedges	(159)	(218)	(5,349)
Change in funded status of defined benefit pension plan	(42)	(179)	-
Foreign currency translation adjustments	(13,929)	(32,966)	5,322

Comprehensive loss	(84,533)	(234,479)	(40,506)
Comprehensive income attributable to noncontrolling interests	12,613	20,354	10,445

Comprehensive loss attributable to Live Nation Entertainment, Inc.	$(97,146)	$(254,833)	$(50,951)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

		Live Nation Entertainment, Inc. Stockholders’ Equity
	Redeemable Non- controlling Interests	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Comprehensive (Loss)	Total

	(in thousands)	(in thousands, except share data)
Balances at December 31, 2008	$-	78,528,724	$785	$1,063,564	$(373,606)	$(7,861)	$(5,029)	$65,790	$-	$743,643
Non-cash and stock-based compensation	-	7,487,848	75	32,271	-	-	-	-		32,346
Purchase of common shares	-	-	-	-	-	(5,803)	-	-		(5,803)
Sale of common shares	-	-	-	(2,596)	-	4,355	-	-		1,759
Acquisitions	-	-	-	(2,667)	-	(220)	-	3,876		989
Cash dividends	-	-	-	-	-	-	-	(7,006)		(7,006)
Other	-	-	-	-	-	-	-	19		19
Comprehensive income (loss):
Net income (loss)	-	-	-	-	(60,179)	-	-	10,445	(49,734)	(49,734)
Unrealized loss on cash flow hedges	-	-	-	-	-	-	(5,349)	-	(5,349)	(5,349)
Realized loss on cash flow hedges	-	-	-	-	-	-	9,255	-	9,255	9,255
Currency translation adjustment	-	-	-	-	-	-	5,322	-	5,322	5,322

Total comprehensive loss									$(40,506)

Balances at December 31, 2009	$-	86,016,572	$860	$1,090,572	$(433,785)	$(9,529)	$4,199	$73,124		$725,441

Non-cash and stock-based compensation	19	701,372	7	49,696	-	624	-	-		50,327
Exercise of stock options	-	1,063,536	11	5,847	-	2,782	-	-		8,640
Acquisitions	98,474	84,612,350	846	920,643	-	1	-	60,206		981,696
Acquisitions of noncontrolling interests	-	-	-	3,573	-	-	-	(10,116)		(6,543)
Sales of noncontrolling interests	-	-	-	(120)	-	-	-	-		(120)
Redeemable noncontrolling interests fair value adjustments	17,687	-	-	(17,687)	-	-	-	-		(17,687)
Cash dividends, net of tax	(7,754)	-	-	709	-	-	-	(7,201)		(6,492)
Comprehensive income (loss):
Net income (loss)	(885)	-	-	-	(228,390)	-	-	21,239	(207,151)	(207,151)
Realized loss on cash flow hedges	-	-	-	-	-	-	6,920	-	6,920	6,920
Unrealized loss on cash flow hedges	-	-	-	-	-	-	(218)	-	(218)	(218)
Change in funded status of defined benefit pension plan	-	-	-	-	-	-	(179)	-	(179)	(179)
Currency translation adjustment	-	-	-	-	-	-	(32,966)	-	(32,966)	(32,966)

Total comprehensive loss									$(233,594)

Balances at December 31, 2010	$107,541	172,393,830	$1,724	$2,053,233	$(662,175)	$(6,122)	$(22,244)	$137,252		$1,501,668

Non-cash and stock-based compensation	-	193,661	2	27,861	-	3,323	-	-		31,186
Exercise of stock options	-	525,313	5	2,688	-	12	-	-		2,705
Sale of common shares	-	7,300,000	73	76,419	-	-	-	-		76,492
Acquisitions	8,268	6,377,144	64	-	-	-	-	4,614		4,678
Acquisitions of noncontrolling interests	(98,067)	-	-	85,590	-	-	-	9,294		94,884
Sales of noncontrolling interests	-	-	-	-	-	-	-	(3,139)		(3,139)
Redeemable noncontrolling interests fair value adjustments	1,937	-	-	(1,937)	-	-	-	-		(1,937)
Noncontrolling interests contributions	-	-	-	-	-	-	-	3,539		3,539
Cash dividends, net of tax	(5,570)	-	-	-	-	-	-	(13,347)		(13,347)
Other	(710)	-	-	(267)	-	-	-	(157)		(424)
Comprehensive income (loss):
Net income (loss)	(5,122)	-	-	-	(83,016)	-	-	17,735	(65,281)	(65,281)
Unrealized loss on cash flow hedges	-	-	-	-	-	-	(159)	-	(159)	(159)
Change in funded status of defined benefit pension plan	-	-	-	-	-	-	(42)	-	(42)	(42)
Currency translation adjustment	-	-	-	-	-	-	(13,929)	-	(13,929)	(13,929)

Total comprehensive loss									$(79,411)

Balances at December 31, 2011	$8,277	186,789,948	$1,868	$2,243,587	$(745,191)	$(2,787)	$(36,374)	$155,791		$1,616,894

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(70,403)	$(208,036)	$(49,734)
Reconciling items:
Depreciation	129,177	135,573	98,108
Amortization	213,841	186,093	64,586
Goodwill impairment	-	-	9,085
Impairment of operational assets	-	13,373	-
Deferred income tax benefit	(45,603)	(25,021)	(8,698)
Amortization of debt issuance costs	5,816	4,682	4,224
Amortization of debt discount/premium, net	7,243	6,755	8,811
Provision for uncollectible accounts receivable and advances	9,272	6,606	7,044
Non-cash loss on extinguishment of debt	-	8,272	-
Non-cash compensation expense	50,045	52,395	16,675
Unrealized changes in fair value of contingent consideration	(11,691)	3,171	-
Loss (gain) on sale of operating assets	978	4,602	(64,237)
Equity in earnings of nonconsolidated affiliates	(7,742)	(4,928)	(3,117)
Other, net	2,481	-	-
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable	(79,807)	(4,581)	27,608
Decrease (increase) in prepaid expenses	73,314	(22,570)	(57,918)
Increase in other assets	(83,928)	(41,686)	(2,945)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	6,817	386	(4,586)
Increase (decrease) in deferred revenue	(64,105)	43,432	12,369

Net cash provided by operating activities	135,705	158,518	57,275

CASH FLOWS FROM INVESTING ACTIVITIES
Collections and advances of notes receivable	(1,197)	475	140
Distributions from nonconsolidated affiliates	9,273	5,863	5,134
Investments made in nonconsolidated affiliates	(15,770)	(3,458)	(821)
Purchases of property, plant and equipment	(107,500)	(75,578)	(64,267)
Proceeds from disposal of operating assets, net of cash divested	7,391	35,756	174,321
Cash paid for acquisitions, net of cash acquired	(39,465)	491,531	(9,707)
Purchases of intangible assets	(2,591)	(1,790)	(27,863)
Decrease (increase) in other, net	(2,158)	188	544

Net cash provided by (used in) investing activities	(152,017)	452,987	77,481

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	(669)	1,352,856	602,741
Payments on long-term debt	(31,338)	(1,233,020)	(705,795)
Redemption of preferred stock	-	(40,000)	-
Contributions from noncontrolling interests	711	429	13
Distributions to and purchases/sales of noncontrolling interests	(68,473)	(21,625)	(7,006)
Proceeds from exercise of stock options	2,705	8,640	-
Proceeds from sale of common stock	76,492	-	-
Issuance of treasury stock	-	-	1,553
Equity issuance costs	-	(357)	(2,667)
Payments for purchases of common stock	-	(1,567)	(5,803)
Payments for deferred and contingent consideration	(23,807)	(16,270)	(7,392)

Net cash provided by (used in) financing activities	(44,379)	49,086	(124,356)
Effect of exchange rate changes on cash and cash equivalents	12,186	(4,788)	26,895

Net increase (decrease) in cash and cash equivalents	(48,505)	655,803	37,295
Cash and cash equivalents at beginning of period	892,758	236,955	199,660

Cash and cash equivalents at end of period	$844,253	$892,758	$236,955

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for:
Interest	$107,288	$89,876	$51,730
Income taxes, net of refunds	$37,746	$50,579	$34,753

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History

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

Intercompany accounts among the consolidated businesses have been eliminated in consolidation. Net income (loss) attributable to noncontrolling interests is reflected in the statements of operations for consolidated affiliates. The Company consolidates entities in which the Company owns more than 50% of the voting common stock and controls operations and also variable interest entities for which the Company is the primary beneficiary. Investments in nonconsolidated affiliates in which the Company owns more than 20% of the voting common stock or otherwise exercises significant influence over operating and financial policies but not control of the nonconsolidated affiliate are accounted for using the equity method of accounting. Investments in nonconsolidated affiliates in which the Company owns less than 20% of the voting common stock are accounted for using the cost method of accounting.

All cash flow activity reflected on the consolidated statements of cash flows for the Company is presented net of any non-cash transactions so the amounts reflected may be different than amounts shown in other places in the Company’s financial statements that are not just related to cash flow amounts. For example, the purchases of property, plant and equipment reflected on the consolidated statements of cash flows reflects the amount of cash paid during the year for these purchases and does not include the impact of the changes in accrued liabilities related to capital expenditures during the year. In addition, the consolidated statements of cash flows for all years presented include all cash flow activity for the Company, including line item details of any applicable activity in businesses that were sold and are now reflected as discontinued operations on the statements of operations.

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

At December 31, 2011 and 2010, cash and cash equivalents include $373.9 million and $384.5 million, respectively, of collected proceeds relating to the face value of the tickets sold on behalf of clients and the clients’ share of convenience and order processing charges, which are payable to clients and are included in accounts payable, client accounts.

The Company’s available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash in operating accounts and invested cash. Cash held in operating accounts in many cases exceeds the Federal Deposit Insurance Corporation insurance limits. The invested cash is invested in interest-bearing funds invested in bank deposits and money market funds. While the Company monitors cash and cash equivalents balances in its operating accounts on a regular basis and adjusts the balances as appropriate, these balances could be impacted if the underlying financial institutions fail. To date, the Company has experienced no loss or lack of access to its cash or cash equivalents; however, the Company can provide no assurances that access to its cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Business Combinations

The Company accounts for its business combinations under the acquisition method of accounting. Identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree are recognized and measured as of the acquisition date at fair value. Additionally, any contingent consideration is recorded at fair value on the acquisition date, and classified as a liability. Goodwill is recognized to the extent by which the aggregate of the acquisition-date fair value of the consideration transferred and any noncontrolling interests in the acquiree exceeds the recognized bases of the identifiable assets acquired, net of assumed liabilities. Determining the fair value of assets acquired, liabilities assumed and noncontrolling interests requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates and asset lives among other items.

Ticketing Contract Advances

Ticketing contract advances, which can be either recoupable or non-recoupable, represent amounts paid in advance to the Company’s clients pursuant to ticketing agreements. Recoupable ticketing contract advances are generally recoupable against future royalties earned by the clients, based on the contract terms, over the life of the contract. Non-recoupable ticketing contract advances, excluding those paid to support clients advertising costs, are fixed additional incentives occasionally paid by the Company to secure exclusive rights with certain clients and are normally amortized over the life of the contract on a straight-line basis. Amortization of these non-recoupable ticketing contract advances is included in depreciation and amortization in the statements of operations. For the years ended December 31, 2011 and 2010, the Company amortized $38.6 million and $24.1 million, respectively, related to non-recoupable ticketing contract advances. There was no such amount in 2009.

Property, Plant and Equipment

Property, plant and equipment are stated at cost or fair value at date of acquisition. Depreciation, which is recorded for both owned assets and assets under capital leases, is computed using the straight-line method over their estimated useful lives, which are as follows:

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

Intangible Assets

The Company classifies intangible assets as definite-lived and indefinite-lived. Definite-lived intangibles primarily include revenue-generating contracts, non-compete agreements, venue management and leasehold agreements, client/vendor relationships, technology, trademarks and naming rights, all of which are amortized either pro-rata over the respective lives of the agreements, typically three to twenty years, or on a basis more representative of the time pattern over which the benefit is derived. The Company periodically reviews the appropriateness of the amortization periods related to its definite-lived assets. These assets are stated at cost or fair value. Indefinite-lived intangibles primarily include intangible value related to trade names. The excess cost over fair value of net assets acquired is classified as goodwill. The goodwill and indefinite-lived intangibles are not subject to amortization, but are reviewed for impairment at least annually.

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

The Company tests indefinite-lived intangible assets at least annually for impairment by comparing the fair value of the asset to its carrying value. An impairment charge would be recorded based on the difference between the fair value of the asset and the carrying value.

The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows.

Goodwill

The Company reviews goodwill for impairment at least annually, as of October 1, using a three-step process. The first step is a qualitative evaluation as to whether or not it is more likely than not that the fair value of any of the Company’s reporting units is less than its carrying value using an assessment of relevant events and circumstances. Examples of such events and circumstances include financial performance, industry and market conditions, macroeconomic conditions, reporting unit-specific events, historical results of goodwill impairment testing and the timing of the last performance of step two. If any reporting units are concluded to be more likely impaired than not, a second step is performed for that reporting unit. This second step, used to quantitatively screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The third step, employed for any reporting unit that fails step two, is used to measure the amount of any potential impairment and compares the implied fair value of the reporting unit with the carrying amount of goodwill.

The second and third steps that the Company uses to evaluate goodwill for impairment involve the determination of the fair value of the Company’s reporting units. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. Due to the uncertainties associated with such estimates, actual results could differ from such estimates.

In developing fair values for its reporting units, the Company may employ a market multiple or a discounted cash flow methodology. The market multiple methodology compares the Company to similar companies on the basis of risk characteristics to determine its risk profile relative to the comparable companies as a group. This analysis generally focuses on quantitative considerations, which include financial performance and other quantifiable data, and qualitative considerations, which include any factors which are expected to impact future financial performance. The most significant assumptions affecting the market multiple methodology are the market multiples and control premium. A control premium represents the value an investor would pay above noncontrolling interest transaction prices in order to obtain a controlling interest in the respective company.

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

The Company also tests goodwill for impairment in interim periods if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Nonconsolidated Affiliates

In general, nonconsolidated investments in which the Company owns more than 20% of the common stock or otherwise exercises significant influence over the affiliate are accounted for under the equity method. The Company recognizes gains or losses upon the issuance of securities by any of its equity method investees. The Company reviews the value of equity method investments and records impairment charges in the statement of operations for any decline in value that is determined to be other-than-temporary.

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

Income Taxes

The Company accounts for income taxes using the liability method in accordance with the FASB guidance for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if the Company believes it is more likely than not that some portion of or the entire asset will not be realized. As all earnings from the Company’s continuing foreign operations are permanently reinvested and not distributed, the Company’s income tax provision does not include additional United States taxes on those foreign operations. It is not practical to determine the amount of federal and state income taxes, if any, that might become due in the event that the earnings were distributed.

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

Revenue from the Company’s ticketing operations primarily consists of convenience and order processing fees charged at the time a ticket for an event is sold and is recorded on a net basis (net of the face value of the ticket). For tickets sold for events at the Company’s owned and/or operated venues in the United States, and where the Company controls the tickets internationally, this revenue is recognized after the performance occurs upon settlement of the event. Revenue for the associated ticket fees collected in advance of the event is recorded as deferred revenue until the event occurs. These fees are shared between the Company’s Ticketing segment and the Concerts segment. For tickets sold for events for third-party venues, the revenue is recognized at the time of the sale and is recorded by the Company’s Ticketing segment.

For multiple element contracts, the Company allocates consideration to the multiple elements based on the relative selling price of each separate element which are determined using vendor specific objective evidence, third-party evidence or the Company’s best estimate in order to assign relative fair values.

The Company accounts for taxes that are externally imposed on revenue producing transactions on a net basis, as a reduction of revenue.

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

Foreign Currency

Results of operations for foreign subsidiaries and foreign equity investees are translated into United States dollars using the average exchange rates during the year. The assets and liabilities of those subsidiaries and investees are translated into United States dollars using the exchange rates at the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders’ equity in accumulated OCI. Cumulative translation adjustments included in accumulated OCI were $(35.7) million and $(21.8) million as of December 31, 2011 and 2010, respectively. Foreign currency transaction gains and losses are included in the statements of operations. For the years ended December 31, 2011 and 2009, the Company recorded net foreign currency transaction losses of $5.1 million and $1.0 million, respectively. For the year ended December 31, 2010, the Company recorded net foreign currency transaction gains of $2.8 million. The Company does not have operations in highly inflationary countries.

Advertising Expense

The Company records advertising expense as it is incurred on an annual basis. Advertising expenses of $218.5 million, $221.2 million and $178.7 million were recorded during the years ended December 31, 2011, 2010 and 2009, respectively.

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

Depreciation and Amortization

The Company’s depreciation and amortization expense is presented as a separate line item in the statements of operations. There is no depreciation or amortization expense included in direct operating expenses or selling, general and administrative expenses.

Non-cash and Stock-based Compensation

The Company follows the fair value recognition provisions in the FASB guidance for stock compensation. Stock-based compensation expense recognized during the year includes compensation expense for all share-based payments based on the grant date fair value estimated in accordance with the provisions in the FASB guidance for stock compensation.

The fair value for options in Live Nation stock is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of the options is amortized to expense on a straight-line basis over the options’ vesting period. Expected volatilities established prior to 2011 were based on similar companies’ implied volatilities of traded options and historical volatilities since the Company’s common stock did not have sufficient trading history to reasonably predict its own volatility. Starting in 2011, the Company uses an expected volatility based on an even weighting of its own traded options and historical volatility. The Company uses the simplified method for estimating the expected life within the valuation model which is the period of time that options granted are expected to be outstanding. The Company uses the simplified method as it does not believe its historical experience provides a reasonable basis with which to estimate the expected term due to the impact of a number of divestitures after the Separation, the varying vesting terms of awards issued since the Separation and the impact from the type and amount of awards converted pursuant to the Merger. The risk free rate for periods within the expected life of the option is based on the United States Treasury Note rate.

The fair value of restricted stock and restricted stock units is amortized to expense on a straight-line basis over the vesting period.

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

In June 2011, the FASB issued guidance which revises the manner in which entities present comprehensive income in their financial statements. The new guidance eliminates the presentation option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or in two separate, but consecutive, statements. In December 2011, the FASB deferred indefinitely the effective date for a portion of this guidance relating to the presentation of reclassification adjustments. The remainder of this guidance is effective for interim and annual periods beginning after December 15, 2011. Early adoption of the new guidance is permitted and full retrospective application is required. The Company has adopted all parts of this guidance that were not deferred as of December 31, 2011.

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

Recently Issued Pronouncements

In May 2011, the FASB issued guidance that improves comparability of fair value measurements presented and disclosed in financial statements. This guidance clarifies the application of existing fair value measurement requirements including (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s stockholders’ equity, and (3) quantitative information required for fair value measurements categorized within Level 3. It also requires additional disclosure for Level 3 measurements regarding the sensitivity of the fair value to changes in unobservable inputs and any interrelationships between those inputs. The amendments in this guidance are to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011. The Company will adopt this guidance on January 1, 2012 and the adoption of this standard will not have a material effect on its financial position or results of operations.

NOTE 2—LONG-LIVED ASSETS

Property, Plant and Equipment

The Company tests for possible impairment of property, plant and equipment whenever events or circumstances change, such as a significant reduction in operating cash flow or a dramatic change in the manner that the asset is intended to be used indicate that the carrying amount of the asset may not be recoverable.

During 2011, 2010 and 2009, the Company reviewed the carrying value of certain property, plant and equipment that management determined would, more likely than not, be disposed of before the end of their previously estimated useful lives or had an indicator that future operating cash flows may not support their carrying value. It was determined that these assets were impaired since the estimated undiscounted cash flows associated with the respective asset were less than its carrying value. For the years ended December 31, 2011, 2010 and 2009, the Company recorded an impairment charge of $10.0 million, $16.4 million and $9.6 million, respectively, as a component of depreciation and amortization. The 2011 impairment charge related to two amphitheaters, a music theater and a club in the Concerts segment. The 2010 impairment charge was primarily related to a House of Blues club in the Concerts segment and a theatrical theater in other operations. The 2009 impairment charge was related to two music theaters, two clubs and a theater development project in the Concerts segment. See Note 7—Fair Value Measurements for further discussion of the inputs used to determine the fair value.

Also during 2010, the Company recorded $4.5 million for acceleration of depreciation expense related to a change in estimate for the CTS ticketing platform assets that are no longer in use.

Definite-lived Intangibles

The Company has definite-lived intangible assets which are amortized over the shorter of either the respective lives of the agreements or the period of time the assets are expected to contribute to the Company’s future cash flows. The amortization is recognized on either a straight-line or units of production basis. The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the years ended December 31, 2011 and 2010:

	Revenue- generating contracts	Client / vendor relationships	Non-compete agreements	Venue management and leaseholds	Technology	Trademarks and naming rights	Other	Total
	(in thousands)
Balance as of December 31, 2009:
Gross carrying amount	$285,145	$19,275	$132,912	$112,044	$-	$21,925	$7,537	$578,838
Accumulated amortization	(52,576)	(3,930)	(45,568)	(23,354)	-	(8,525)	(2,244)	(136,197)

Net	232,569	15,345	87,344	88,690	-	13,400	5,293	442,641

Gross carrying amount
Acquisitions	217,827	351,060	43,861	4,872	96,096	6,493	8	720,217
Divestitures	-	-	-	-	-	(360)	-	(360)
Foreign currency and other (1)	(20,384)	(4,991)	(1,033)	(1,691)	(994)	(4,060)	(1,116)	(34,269)

	197,443	346,069	42,828	3,181	95,102	2,073	(1,108)	685,588

Accumulated amortization:
Amortization Expense	(76,607)	(30,451)	(24,258)	(8,224)	(11,796)	(4,649)	(5,964)	(161,949)
Foreign currency and other (1)	16,608	4,067	993	700	(1)	3,652	4,969	30,988

	(59,999)	(26,384)	(23,265)	(7,524)	(11,797)	(997)	(995)	(130,961)

Balance as of December 31, 2010:
Gross carrying amount	482,588	365,344	175,740	115,225	95,102	23,998	6,429	1,264,426
Accumulated amortization	(112,575)	(30,314)	(68,833)	(30,878)	(11,797)	(9,522)	(3,239)	(267,158)

Net	370,013	335,030	106,907	84,347	83,305	14,476	3,190	997,268

Gross carrying amount
Acquisitions	51,477	(5,538)	(3,768)	3,828	8,814	2,578	13	57,404
Divestitures	-	(4,299)	(100)	-	-	-	-	(4,399)
Foreign currency and other (1)	8,361	(24,932)	(107)	(2,281)	(579)	(2,059)	(16)	(21,613)

	59,838	(34,769)	(3,975)	1,547	8,235	519	(3)	31,392

Accumulated amortization:
Amortization Expense	(64,497)	(45,178)	(25,558)	(10,379)	(20,127)	(8,525)	(953)	(175,217)
Divestitures	-	361	61	-	-	-	-	422
Foreign currency and other (1)	6,183	8,583	866	2,240	112	1,845	18	19,847

	(58,314)	(36,234)	(24,631)	(8,139)	(20,015)	(6,680)	(935)	(154,948)

Balance as of December 31, 2011:
Gross carrying amount	542,426	330,575	171,765	116,772	103,337	24,517	6,426	1,295,818
Accumulated amortization	(170,889)	(66,548)	(93,464)	(39,017)	(31,812)	(16,202)	(4,174)	(422,106)

Net	$371,537	$264,027	$78,301	$77,755	$71,525	$8,315	$2,252	$873,712

(1)	Other includes reclassifications between categories of definite-lived intangible assets resulting from the finalization of valuations and netdowns of fully amortized or impaired assets.

During 2011, the Company recorded definite-lived intangible assets totaling $57.4 million, primarily related to revenue-generating contracts and technology. Additions primarily related to the January 2011 acquisition of TGLP, a primary ticketing business in the Washington D.C. metro area, the April 2011 acquisition of Serviticket, a Spanish ticketing company, the October 2011 acquisition of LN-HS Concerts, a promoter in Southern California and the December 2011 acquisition of BigChampagne, a developer of technologies for collecting, analyzing and distributing media metrics. In addition, the definite-lived intangibles were impacted by approximately $4.6 million of decreases from foreign exchange rate changes.

During 2010, the Company recorded definite-lived intangible assets totaling $720.2 million, primarily related to revenue-generating contracts, client/vendor relationships, non-compete agreements, technology and trademarks and naming rights of which $585.0 million resulted from the Merger (see Note 3—Acquisitions for further discussion of the Merger). The remainder relates to additions in client/vendor relationships, non-compete agreements and venue management and leaseholds resulting from the April 2010 acquisition of the remaining 49% interest in, and control of, LN—Haymon, a promotion company in the United States, and additions in client/vendor relationships, non-compete agreements and technology from the November 2010 acquisition of Ticketnet, a ticketing company in France. In addition, the definite-lived intangibles were impacted by approximately $8.3 million of decreases from foreign exchange rate changes.

The 2011 and 2010 additions to definite-lived intangible assets have weighted average lives as follows:

	Weighted Average Life (years)
	2011	2010

Revenue-generating contracts	10	9
Client/vendor relationships	8	9
Non-compete agreements	3	4
Venue management and leaseholds	6	13
Technology	6	8
Trademarks and naming rights	5	7

All categories	9	9

During 2011, the Company recorded a divestiture of $4.4 million primarily relating to the sale of an artist management company.

The Company tests for possible impairment of definite-lived intangible assets whenever events or circumstances change, such as a significant reduction in operating cash flow or a dramatic change in the manner in which the asset is intended to be used which may indicate that the carrying amount of the asset may not be recoverable. During 2011, 2010 and 2009, the Company reviewed the carrying value of certain definite-lived intangible assets that management determined would not be renewed or that had an indicator that future operating cash flows may not support their carrying value. It was determined that those assets were impaired since the estimated undiscounted cash flows associated with those assets were less than their carrying value. For the years ended December 31, 2011, 2010 and 2009, the Company recorded an impairment charge related to definite-lived intangible assets of $14.1 million, $17.2 million and $0.9 million, respectively, as a component of depreciation and amortization. The 2011 impairment charge related to intangible assets for client/vendor relationships, revenue-generating contracts and venue management and leaseholds in the Concerts segment. The 2010 impairment charge was primarily related to intangible assets for revenue-generating contracts and trademarks and naming rights in the Concerts segment. The 2009 impairment charge was related to intangible assets for venue management and leaseholds in the Concerts segment. See Note 7—Fair Value Measurements for further discussion of the inputs used to determine the fair value.

Due to a change in estimate in certain revenue-generating contracts, the Company recorded $5.9 million of additional amortization expense during 2009.

Total amortization expense from definite-lived intangible assets for the years ended December 31, 2011, 2010 and 2009 was $175.2 million, $151.9 million and $64.6 million, respectively. The increase in amortization expense for the year ended December 31, 2011 as compared to the prior year is primarily driven by the additional definite-lived intangible assets obtained in the Merger, the acquisition of the remaining 49% interest in, and control of, LN—Haymon, the acquisitions of Ticketnet and Serviticket and the impairments discussed above. Also adding to the increase in amortization expense for the year ended December 31, 2011 as compared to the prior year was a $6.1 million reduction to amortization expense in 2010 related to a non-cash gain on the settlement of a pre-existing relationship with LN—Haymon.

The increase in amortization expense for the year ended December 31, 2010 as compared to the prior year is primarily driven by additional definite-lived intangibles obtained in the Merger.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets that exist at December 31, 2011:

(in thousands)
2012	$138,183
2013	$139,587
2014	$121,549
2015	$116,734
2016	$101,970

As acquisitions and dispositions occur in the future and the valuation of intangible assets for recent acquisitions are completed, amortization expense may vary.

Indefinite-lived Intangibles

The Company has indefinite-lived intangible assets which consist primarily of the intangible value related to trade names. These indefinite-lived intangible assets had a carrying value of $377.2 million and $375.2 million as of December 31, 2011 and 2010, respectively.

The Company tests for possible impairment of indefinite-lived intangible assets on at least an annual basis. During 2010, the Company determined that certain indefinite-lived intangible assets were impaired since the estimated fair value associated with those assets was less than its carrying value. For the year ended December 31, 2010, the Company recorded an impairment related to indefinite-lived intangible assets of $10.0 million, which is included in depreciation and amortization expense in the Ticketing segment. See Note 7—Fair Value Measurements for further discussion of the inputs used to determine the fair value. There was no impairment charge recorded for the years ended December 31, 2011 or 2009.

Goodwill

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the years ended December 31, 2011 and 2010:

			Artist
	Concerts	Ticketing	Nation	eCommerce	Sponsorship	Other	Total

Balance as of December 31, 2009:
Goodwill	$388,631	$-	$-	$-	$85,943	$13,037	$487,611
Accumulated impairment losses	(269,902)	-	-	-	-	(13,037)	(282,939)

Net	118,729	-	-	-	85,943	-	204,672

Acquisitions - current year	-	559,479	267,742	214,927	-	-	1,042,148
Acquisitions - prior year	173	-	250	-	125	-	548
Dispositions	(5,011)	-	-	-	-	-	(5,011)
Foreign currency	(8,306)	(1,623)	-	-	(6,012)	-	(15,941)

Balance as of December 31, 2010:
Goodwill	375,487	557,856	267,992	214,927	80,056	13,037	1,509,355
Accumulated impairment losses	(269,902)	-	-	-	-	(13,037)	(282,939)

Net	105,585	557,856	267,992	214,927	80,056	-	1,226,416

Acquisitions - current year	15,040	17,955	1,836	9,635	-	-	44,466
Acquisitions - prior year	2	2,956	(7,523)	-	-	-	(4,565)
Dispositions	-	-	(147)	-	-	-	(147)
Foreign currency	(3,341)	(1,636)	-	-	(3,549)	-	(8,526)

Balance as of December 31, 2011:
Goodwill	387,188	577,131	262,158	224,562	76,507	13,037	1,540,583
Accumulated impairment losses	(269,902)	-	-	-	-	(13,037)	(282,939)

Net	$117,286	$577,131	$262,158	$224,562	$76,507	$-	$1,257,644

Included in the current year acquisitions amount above for 2011 is $44.5 million primarily related to the acquisitions of Serviticket, LN-HS Concerts and BigChampagne.

Included in the prior year acquisitions amount of $4.6 million above for 2011 are reductions primarily due to a tax valuation adjustment relating to the Merger and finalization of the valuation for the Gellman Management LLC acquisition offset by the addition of goodwill related to the finalization of the valuation for the Ticketnet acquisition.

Included in the current year acquisitions amount above for 2010 is $1.0 billion of goodwill primarily related to the Merger and the acquisition of Ticketnet. See Note 3—Acquisitions for further discussion of the Merger.

Included in the dispositions amount above for 2010 is $5.0 million related to the sale of a music theater in Sweden.

Of the total amount of goodwill recognized in connection with 2011 acquisitions, none is expected to be deductible for tax purposes.

The Company reviews for possible impairment of goodwill annually. There was no impairment charge recorded for the years ended December 31, 2011 and 2010.

The Company is in the process of finalizing its acquisition accounting for recent acquisitions which could result in a change to the relevant purchase price allocations including goodwill.

Other Operating Assets

The Company makes investments in various operating assets, including artist rights agreements and rights related to assets for DVD production and distribution. These assets are reviewed for impairment or collectability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. During 2010 and 2009, it was determined that the recoverability of certain artist advances and other operating assets was uncertain since the estimated future undiscounted operating cash flows associated with those assets were less than their carrying value. For the year ended December 31, 2010, the Company recorded an impairment charge in direct operating expenses of $13.4 million in its Concerts segment related to these advances. For the year ended December 31, 2009, the Company recorded an impairment charge of $1.9 million in direct operating expenses in its Concerts segment related to these other operating assets. See Note 7—Fair Value Measurements for further discussion of the inputs used to determine fair value. There was no impairment charge recorded for the year ended December 31, 2011.

Long-Lived Asset Disposals

In January 2011, the Company sold its 50% controlling interest in an artist management company. In May 2011, the Company completed the sale of the Selma amphitheater in San Antonio.

In connection with the Merger, the Company reached an agreement with the DOJ that Ticketmaster would divest its Paciolan ticketing business and, in March 2010, the Company completed this sale to Comcast-Spectacor, L.P. In December 2010, the Company also sold Cirkus, a music theater in Sweden, and an indoor Latin/salsa event in the Netherlands.

In September 2009, the Company sold the Boston Opera House, a non-core operational asset, along with rights under a theater management agreement and a leasehold interest in a club, all located in Boston. The Company impaired these assets during the first and second quarters of 2009, as discussed above in Property, Plant and Equipment. Also in 2009, the Company sold its 20% equity interest in Marek Lieberberg Konzertagentur (“MLK”), a German music company involved in the promotion of live entertainment events.

The table below summarizes the asset and liability values at the time of disposal and the resulting gain or loss recorded.

Divested Asset	Segment	Gain (Loss) on Sale	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
		(in thousands)
2011 Divestiture
Selma amphitheater	Concerts	$798	$-	$3,206	$-	$-
Artist management company	Artist Nation	$(1,264)	$3	$4,153	$119	$-

2010 Divestiture
Paciolan	Ticketing	$(5,218)	$8,357	$33,492	$7,595	$6,364
Cirkus	Concerts	$3,094	$(1,258)	$15,502	$3,847	$-
Latin/salsa event	Concerts	$(67)	$408	$8	$348	$-

2009 Divestiture
Boston venues	Concerts	$60	$127	$22,422	$1,232	$-
MLK	Concerts	$1,564	$-	$7,419	$-	$-

NOTE 3—ACQUISITIONS

During 2011, the Company completed its acquisitions of TGLP, LN Ontario Concerts, Serviticket, Jeff Battaglia Management, LLC, Full Circle, LN-HS Concerts, T-Shirt Printers and BigChampagne. These acquisitions were accounted for as business combinations under the acquisition method of accounting and were not considered significant on an individual basis or in the aggregate.

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

Under the terms of the stock purchase agreement, the Company purchased all restricted and unrestricted shares of common stock of Front Line held by Irving Azoff, the Company’s Executive Chairman and Chairman of the board of directors, and the Azoff Trust (collectively the “Azoff Sellers”), purchased all in-the-money options for common stock of Front Line held by the Azoff Sellers and purchased all shares of common stock of Front Line held by MSG. The Company also paid an amount equal to the 2010 dividend paid by Front Line to the Azoff Sellers and MSG, pro-rated for the period from January 1, 2011 through the closing date, and paid Mr. Azoff a contractually-owed tax gross-up associated with his restricted Front Line common stock and dividend. In total, under the stock purchase agreement, the Company paid $56.3 million in cash and $18.6 million in newly-issued shares of Live Nation common stock to the Azoff Sellers and $0.2 million in cash and $41.0 million in newly issued shares of Live Nation common stock to MSG. These shares were valued using the closing price of the Company’s stock on the date of the transaction. Of the total shares of Live Nation stock issued, the Azoff Sellers received 1.8 million shares of common stock and MSG received 3.9 million shares of common stock.

As part of individual redemption agreements, the Company also purchased the remaining smaller holdings of outstanding Front Line restricted shares of common stock from other individuals for a total of $12.8 million in cash.

The shares purchased under all of these agreements had redemption features and, previous to these repurchases, the Azoff Sellers’ and MSG’s common shares and the Azoff Sellers’ options were classified as redeemable noncontrolling interests and all of the remaining shares were classified as liabilities. All of these instruments were carried at their fair values and amounts paid as part of these agreements were recorded in the income statement to the extent they were in excess of the amount recorded on the balance sheet, with the exception of the unrestricted shares of common stock held by the Azoff Sellers and MSG which were accounted for as the acquisition of noncontrolling interests and the difference between the carrying value and settlement value was recorded in additional paid-in capital. Tax gross-up amounts paid were recorded in the income statement to the extent the amount paid exceeded the amount already accrued. As a result of the repurchases, the Company recorded $24.4 million in selling, general and administrative expenses in the first quarter of 2011, which is classified as stock-based compensation. Further, cash flows from financing activities reflects a $47.9 million use of cash as a result of these transactions and cash flows from operating activities reflects a $21.4 million use of cash. Total non-cash consideration was $59.6 million and is not included in the statement of cash flows.

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

At the Merger date, Ticketmaster operated in 19 global markets, providing ticketing software and services, ticket resale services, marketing and distribution through www.ticketmaster.com, numerous retail outlets and worldwide call centers. Established in 1976, Ticketmaster serves clients worldwide across multiple event categories, providing ticketing services for leading arenas, stadiums, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters. Ticketmaster’s business also includes the operations of Front Line, one of the world’s leading artist management companies. Through Live Nation’s merger with Ticketmaster, it is expected the combined company will have the tools to develop new products, expand access and deliver a better service to artists and fans.

The combination of Live Nation and Ticketmaster was structured as a merger of equals. The Merger was accounted for as a business combination under the acquisition method of accounting in accordance with GAAP. Live Nation was the deemed “accounting acquirer” of Ticketmaster for accounting purposes.

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

Actual and Pro Forma Impact of Acquisition

The revenue, income from continuing operations and net income of Ticketmaster that are included in the Company’s 2010 statement of operations since the Merger are detailed below. These amounts are not necessarily indicative of the results of operations that Ticketmaster would have realized if it had continued to operate as a stand-alone company during the period presented primarily due to the elimination of certain headcount and administrative costs since the Merger that are the result of synergy impacts or due to costs that are now reflected by the Company in its results of operations and not allocated to Ticketmaster.

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

The unaudited pro forma consolidated results of operations, assuming the acquisition had occurred on January 1, 2009 are as follows:

	Year Ended December 31,
	2010	2009
	(in thousands)
Unaudited pro forma consolidated results:
Revenue	$5,089,110	$5,514,988
Income (loss) from continuing operations	$(156,026)	$(16,874)
Net income (loss) attributable to Live Nation Entertainment, Inc.	$(179,656)	$55,213

The Company has incurred a total of $68.8 million of acquisition transaction expenses to date relating to the Merger, of which $16.9 million, $17.0 million and $34.9 million are included in the results of operations for the years ended December 31, 2011, 2010 and 2009, respectively. For the year ended December 31, 2011, these expenses were primarily the result of litigation costs relating to the Merger. The Company has incurred a total of $3.0 million of equity issuance costs to date related to the Merger which have been recorded as a charge to additional paid-in capital, as a reduction of the otherwise determined fair value of the equity issued.

In connection with the Merger, the Company incurred severance costs of $7.5 million, $1.2 million, $0.6 million and $0.1 million as a component of selling, general and administrative expenses in its Ticketing, Artist Nation, eCommerce and Sponsorship segments, respectively, and $4.7 million as a component of corporate expenses for the year ended December 31, 2010. As of December 31, 2011 and 2010, the accrual balance for the Merger restructuring was $0.4 million and $3.2 million, respectively. The Company did not incur additional severance costs in 2011.

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

Summary operating results of discontinued operations are as follows:

	2011	2010	2009
	(in thousands)
Revenue	$-	$-	$50,985
Operating expenses	-	-	38,229
Gain on sale of operating assets	-	-	(6,659)
Other income—net	-	-	(364)

Income from discontinued operations before income taxes	-	-	19,779
Income tax benefit	-	-	(1,903)

Income from discontinued operations before loss (gain) on disposal	-	-	21,682
Loss (gain) on disposal, net of tax	-	4,228	(54,595)

Income (loss) from discontinued operations, net of tax	-	(4,228)	76,277
Income from discontinued operations attributable to noncontrolling interests	-	-	-

Income (loss) from discontinued operations attributable to
Live Nation Entertainment, Inc.	$-	$(4,228)	$76,277

The table below summarizes the asset and liability values at the time of disposal and the resulting gain or loss recorded.

Divested Asset	Segment	Gain on sale	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities	Accumulated OCI
		(in thousands)
2009 Divestitures
U.K. theatrical business	Other	$(56,599)	$16,850	$103,173	$61,705	$111	$3,585
Dominion Theatre	Other	$(6,952)	$-	$4,672	$-	$-	$(150)

Certain agreements relating to disposals of businesses provide for future contingent consideration to be paid to the Company based on the financial performance of the businesses sold. The Company will record additional amounts related to such contingent consideration, with a corresponding adjustment to gain (loss) on sale of operating assets, if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent considerations, if all existing performance targets are met, would not significantly impact the results of operations of the Company. The last contingency period for which the Company has an outstanding contingent consideration is for the year ended December 31, 2013.

NOTE 5—LONG-TERM DEBT

Long-term debt, which includes capital leases, at December 31, 2011 and 2010, consisted of the following:

	December 31,
	2011	2010
	(in thousands)

May 2010 Senior Secured Credit Facility:
Term loan A	$87,500	$96,250
Term loan B, net of unamortized discount of $3.0 million and $3.6 million at December 31, 2011 and 2010, respectively	783,041	790,420
Revolving credit facility	-	-
8.125% Senior Notes due 2018	250,000	250,000
10.75% Senior Notes due 2016, plus unamortized premium of $18.7 million and $22.7 million at December 31, 2011 and 2010, respectively	305,649	309,727
2.875% Convertible Senior Notes due 2027, net of unamortized discount of $32.4 million and $43.1 million at December 31, 2011 and 2010, respectively	187,627	176,927
Other long-term debt	101,871	108,540

	1,715,688	1,731,864
Less: current portion	52,632	54,150

Total long-term debt, net	$1,663,056	$1,677,714

Future maturities of long-term debt at December 31, 2011 are as follows:

(in thousands)

2012	$52,632
2013	30,497
2014	262,996
2015	61,966
2016	1,064,558
Thereafter	259,702

Total	1,732,351
Debt discount	(35,332)
Debt premium	18,669

Total including premium and discount	$1,715,688

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

At December 31, 2011, the outstanding balance on the term loans, excluding the debt discount, and revolving credit facility were $873.5 million and zero, respectively. Based on the Company’s outstanding letters of credit of $58.8 million, $241.2 million was available for future borrowings.

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

As of December 31, 2011 and 2010, the carrying amount of the equity component of the notes was $73.0 million. As of December 31, 2011, the principal amount of the liability component (face value of the notes), the unamortized discount and the net carrying amount of the notes was $220.0 million, $32.4 million and $187.6 million, respectively. As of December 31, 2010, the principal amount of the liability component (face value of the notes), the unamortized discount and the net carrying amount of the notes was $220.0 million, $43.1 million and $176.9 million, respectively. As of December 31, 2011, the remaining period over which the discount will be amortized is approximately three years. At December 31, 2011, the value of the notes if converted and fully settled in shares does not exceed the principal amount of the notes. For the years ended December 31, 2011, 2010 and 2009, the effective interest rate on the liability component of the notes was 9.7%. The following table summarizes the amount of pre-tax interest cost recognized on the notes:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Interest cost recognized relating to:
Contractual interest coupon	$6,325	$6,325	$6,325
Amortization of debt discount	10,700	9,710	8,811
Amortization of debt issuance costs	703	703	703

Total interest cost recognized on the notes	$17,728	$16,738	$15,839

See Note 6—Derivative Instruments for discussion on the accounting for derivative instruments embedded within the 2.875% convertible senior notes.

Other Long-term Debt

Other long-term debt is comprised of capital leases of $14.8 million and notes payable and other debt of $87.1 million, including debt to noncontrolling interest partners of $25.7 million, debt related to the redevelopment of the O2 Dublin of $15.8 million and $39.3 million of long-term debt for AMG which consists of term loans and shareholder loan notes. Total notes payable consists primarily of twenty notes with interest rates ranging from 1.1% to 11.0% and maturities of up to eight years.

Debt Extinguishment

The December 2005 senior secured credit facility and the Ticketmaster senior secured credit facility were paid in full in May 2010 with proceeds from the Credit Agreement and the issuance of the 8.125% senior notes. In addition, the interest rate swap agreements affiliated with the December 2005 senior secured credit facility were settled in conjunction with the termination of the prior credit facility. See Note 6—Derivative Instruments for further discussion of the interest rate swap settlements. Also, the Company converted the existing preferred stock of one of its subsidiaries with an aggregate liquidation preference of $40 million into the right to receive a cash payment of the outstanding principal and a make-whole payment to compensate the holders for their interest through maturity and settled this obligation. The preferred stock accrued dividends at 13% per annum and was mandatorily redeemable on December 21, 2011. Finally, the Company expensed the deferred debt issuance costs associated with the December 2005 senior secured credit facility and preferred stock. The Company recorded a total of $21.2 million for the loss on extinguishment of debt in the second quarter of 2010.

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

Debt Covenants

The Company’s senior secured credit facility, which was entered into in May 2010, contains a number of covenants and restrictions that, among other things, require the Company to satisfy certain financial covenants and restrict the Company’s and its subsidiaries’ ability to incur additional debt, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets, merge or consolidate, and pay dividends and make distributions (with the exception of subsidiary dividends or distributions to the parent company or other subsidiaries on at least a pro-rata basis with any noncontrolling interest partners). Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the credit facility becoming immediately due and payable. The credit agreement has two covenants measured quarterly that relate to total leverage and interest coverage. The consolidated total leverage covenant requires us to maintain a ratio of consolidated total debt to consolidated EBITDA (both as defined in the credit agreement) of 4.5x over the trailing four consecutive quarters. The total leverage ratio will reduce to 4.0x on September 30, 2012, 3.75x on September 30, 2013 and 3.5x on March 31, 2015. The consolidated interest coverage covenant requires us to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense (both as defined in the credit agreement) of 2.75x over the trailing four consecutive quarters. The interest coverage ratio will increase to 3.0x on September 30, 2012.

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

At December 31, 2011, the Company was in compliance with all debt covenants. The Company expects to remain in compliance with all of these covenants throughout 2012.

NOTE 6—DERIVATIVE INSTRUMENTS

The Company primarily uses forward currency contracts in addition to options to reduce its exposure to foreign currency risk associated with short-term artist fee commitments. The Company also enters into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income and short-term intercompany loans. At December 31, 2011 and 2010, the Company had forward currency contracts outstanding with notional amounts of $32.5 million and $85.7 million, respectively. Generally, these forward currency contracts have not been designated as hedging instruments. Any change in fair value is reported in earnings during the period of the change. The Company’s foreign currency derivative activity, including the related fair values, are not material to any period presented.

Additionally, the Company has entered into certain interest rate swaps and cap agreements to limit its exposure to variable interest rates, related to portions of the Company’s outstanding debt, some of which have been designated as cash flow hedges. At December 31, 2011 and 2010, the Company had interest rate swaps and cap agreements outstanding with notional amounts of $131.0 million and $141.4 million, respectively. In May 2010, in conjunction with the refinancing of certain of its debt arrangements, the Company settled three interest rate swap agreements, one of which was designated as a cash flow hedge, that were associated with the term loans under the Company’s December 2005 senior secured credit facility. The Company recognized expense of $4.5 million for the settlement of the interest rate swap agreements as a component of loss on extinguishment of debt. Excluding the debt extinguishment settlements, the Company’s interest rate swaps and caps activity, including the related fair values, are not material to any period presented.

As of December 31, 2011 and 2010, there is no ineffective portion or amount excluded from effectiveness testing for derivatives designated as cash flow hedging instruments.

The Company’s 2.875% convertible senior notes issued in July 2007 include certain provisions which are bifurcated from the notes and accounted for as derivative instruments. At the date of issuance and as of December 31, 2011 and 2010, the fair value of these provisions was considered to be de minimis.

The Company does not enter into derivative instruments for speculation or trading purposes and does not anticipate any significant recognition of derivative activity through the income statement in the future related to the instruments currently held. See Note 7—Fair Value Measurements for further discussion and disclosure of the fair values for the Company’s derivative instruments.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis, as of December 31, 2011 and 2010, which are classified on the balance sheets as cash and cash equivalents, other current assets, other long-term assets, other current liabilities and other long-term liabilities:

	Fair Value Measurements at December 31, 2011				Fair Value Measurements at December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
		(in thousands)				(in thousands)
Assets:
Cash equivalents	$138,537	$-	$-	$138,537	$96,293	$-	$-	$96,293
Forward currency contracts	-	355	-	355	-	6	-	6
Interest rate cap	-	7	-	7	-	167	-	167
Investments in rabbi trusts	-	-	-	-	3,576	-	-	3,576
Stock options	-	-	1,060	1,060	-	-	278	278

Total	$138,537	$362	$1,060	$139,959	$99,869	$173	$278	$100,320

Liabilities:
Interest rate swaps	$-	$3,037	$-	$3,037	$-	$2,119	$-	$2,119
Forward currency contracts	-	-	-	-	-	2,769	-	2,769
Contingent consideration	-	-	8,363	8,363	-	-	15,976	15,976
Other current liabilities	-	-	-	-	3,576	-	-	3,576

Total	$-	$3,037	$8,363	$11,400	$3,576	$4,888	$15,976	$24,440

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

The Company has certain contingent consideration obligations for those acquisitions that occurred after December 31, 2008, which are measured at fair value using Level 3 inputs. The amounts due to the sellers are based on the achievement of agreed-upon financial performance metrics by the acquired companies where the contingent obligation is either earned or not earned. The Company records the liability at the time of the acquisition based on management’s best estimates of the future results of the acquired companies compared to the agreed-upon metrics. The most significant estimate involved in the measurement process is the projection of future results of the acquired companies. The Company uses an implied probability method, which is based on one set of projections as its best estimate of future results of the acquired companies and, as a result, the Company does not develop a range of outcomes. By comparing these estimates to the agreed-upon metrics, the Company estimates the amount, if any, anticipated to be paid to the seller at a future date. For obligations payable at a date greater than twelve months from the acquisition date, the Company applies a discount rate to present value the estimated obligations. The discount rate is intended to reflect the risks of ownership, time-value of money and the associated risks of realizing the stream of projected cash flows. Subsequent to the date of acquisition, the Company updates the original valuation to reflect current projections of future results of the acquired companies and the passage of time. Accretion of, and changes in the valuations of contingent consideration are reported in acquisition transaction expenses. During the year ended December 31, 2011, the Company recognized a decrease of $7.6 million for its contingent consideration obligations primarily driven by a reduction in earnings from certain artist relationships and the timing of key artist tours partially offset by the acquisition of LN-HS Concerts. During the year ended December 31, 2010, the Company recognized an increase of $16.0 million for its contingent consideration obligations primarily driven by the acquisition of contingent consideration obligations for certain artist relationships as part of the Merger and the acquisition of LN—Haymon. See Note 8—Commitments and Contingent Liabilities for additional information related to the contingent payments.

The Company has stock options in a company that became publicly-traded in the third quarter of 2011 which are measured at fair value using Level 3 inputs. The stock options were received as consideration in connection with a licensing agreement entered into by a subsidiary of the Company and became fully-vested in the second quarter of 2011. The Company has recorded an asset for these options which was valued using the Black-Scholes option pricing model. The Company utilized information from the most recently available public filing and stock price of the company at the valuation date for assumptions with respect to share price, volatility and dividend yield inputs and utilized the remaining contractual period of the options as the expected term input and a risk-free rate consistent with that expected term. The Company has recorded revenue based on the valuation of the options as of the measurement date, which was the vesting date. The changes in the valuation after the measurement date are recorded in other expense (income)—net.

The following table summarizes the changes in the Company’s Level 3 assets and liabilities for the years ended December 31, 2011 and 2010:

	Stock Options	Contingent Consideration
	(in thousands)
Balance as of December 31, 2009	$-	$-
Total gains and losses (realized/unrealized) included in earnings	-	(3,083)
Purchases	278	(24,995)
Settlements	-	12,102

Balance as of December 31, 2010	278	(15,976)
Total gains and losses (realized/unrealized) included in earnings	782	11,691
Purchases	-	(4,078)
Settlements	-	-

Balance as of December 31, 2011	$1,060	$(8,363)

The amount of total gains and losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held:
As of December 31, 2010	$-	$(3,083)

As of December 31, 2011	$782	$(11,674)

Due to the short maturity, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximated their fair values at December 31, 2011 and 2010.

The Company’s outstanding debt held by third-party financial institutions is carried at cost, adjusted for premiums or discounts. The Company’s debt is not publicly-traded and, as it relates to the Company’s debt that accrues interest at a variable rate, the carrying amounts typically approximate their fair value. The estimated fair values of the 8.125% senior notes, the 10.75% senior notes and the 2.875% convertible senior notes were $243.3 million, $306.4 million and $193.6 million at December 31, 2011, respectively. The estimated fair values of the 8.125% senior notes, the 10.75% senior notes and the 2.875% convertible senior notes were $252.0 million, $311.4 million and $195.8 million at December 31, 2010, respectively. The estimated fair value of the Company’s third-party fixed-rate debt is based on third-party quotes, which are considered to be Level 2 inputs. The Company has fixed rate debt with noncontrolling interest partners of $25.7 million and $29.5 million at December 31, 2011 and 2010, respectively. The Company is unable to determine the fair value of this debt.

The following table shows the fair value of the Company’s financial assets that have been adjusted to fair value on a non-recurring basis which had a significant impact on the Company’s results of operations for the years ended December 31, 2011 and 2010:

	Fair Value Measurement
	As Of	Fair Value Measurements Using			Total
Description	December 31	Level 1	Level 2	Level 3	Losses
	(in thousands)
2011 Impairments
Property, plant and equipment	$5,400	$-	$5,400	$-	$10,030
Definite-lived intangible assets, net	$44,585	$-	$-	$44,585	14,103

2011 Total					$24,133

2010 Impairments
Property, plant and equipment	$6,156	$-	$5,000	$1,156	$16,377
Definite-lived intangible assets, net	$-	$-	$-	$-	17,178
Indefinite-lived intangible assets	$343,000	$-	$-	$343,000	10,000
Artist advances	$99,092	$-	$-	$99,092	13,373

2010 Total					$56,928

During 2011, 2010 and 2009, the Company recorded an impairment charge of $10.0 million, $16.4 million and $9.6 million, respectively, as a component of depreciation and amortization for certain property, plant and equipment assets. The 2011 impairment charge related to two amphitheaters, a music theater and a club in the Concerts segment. The 2010 impairment charge was primarily related to a club in the Concerts segment and a theatrical theater in other operations. The 2009 impairment charge was related to two music theaters, two clubs and a theater development project in the Concerts segment. It was determined that these assets were impaired since the estimated undiscounted cash flows associated with the respective asset were less than its carrying value. These cash flows were calculated using the estimated sale values for the assets being sold and/or operating cash flows, all of which were discounted to approximate fair value. The estimated sale values and operating cash flows used for these non-recurring fair value measurements are considered Level 2 and Level 3 inputs, respectively.

During 2011, 2010 and 2009, the Company recorded impairments related to definite-lived intangible assets of $14.1 million, $17.2 million and $0.9 million, respectively, as a component of depreciation and amortization. The 2011 impairment charge related to intangible assets for client/vendor relationships, revenue-generating contracts and venue management and leaseholds in the Concerts segment. The 2010 impairment charge was primarily related to intangible assets for revenue-generating contracts and trademarks and naming rights in the Concerts segment. The 2009 impairment charge was related to intangible assets for venue management and leaseholds in the Concerts segment. It was determined that these assets were impaired since the estimated undiscounted cash flows associated with the respective asset were less than its carrying value. These cash flows were calculated using operating cash flows which were discounted to approximate fair value. The operating cash flows used for these non-recurring fair value measurements are considered Level 3 inputs.

During 2010, the Company recorded an impairment related to indefinite-lived intangible assets of $10.0 million, as a component of depreciation and amortization in the Ticketing segment. It was determined that certain indefinite-lived intangible assets were impaired since the estimated fair value associated with those assets was less than its carrying value. The fair value of these assets was calculated using a relief-from royalty method. The relief-from royalty method applied a royalty rate to the projected earnings attributable to the indefinite-lived intangible assets. The projected earnings used for these non-recurring fair value measurements are considered Level 3 inputs. There was no impairment charge recorded for the years ended December 31, 2011 and 2009.

During 2010 and 2009, the Company recorded impairments related to certain artist advances of $13.4 million and $1.9 million, respectively, as a component of direct operating expenses in the Concerts segment. It was determined that the recoverability of certain artist advances was uncertain since the estimated undiscounted cash flows associated with those advances were less than their carrying value. These cash flows were calculated using operating cash flows which were discounted to approximate fair value. The operating cash flows used for these non-recurring fair value measurements are considered Level 3 inputs.

NOTE 8—COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases office space, certain equipment and some of its concert venues. Some of the lease agreements contain renewal options and annual rental escalation clauses (generally tied to the consumer price index), as well as provisions for the payment of utilities and maintenance by the Company. The Company also has non-cancelable contracts related to minimum performance payments with various artists and other event-related costs. In addition, the Company has commitments relating to additions to property, plant, and equipment under certain construction commitments for facilities and venues.

As of December 31, 2011, the Company’s future minimum rental commitments under non-cancelable operating lease agreements with terms in excess of one year, minimum payments under non-cancelable contracts in excess of one year and capital expenditure commitments consist of the following:

	Non-cancelable Operating Leases	Non-cancelable Contracts	Capital Expenditures
	(in thousands)
2012	$110,085	$414,252	$269
2013	101,420	234,992	25
2014	94,980	158,106	25
2015	89,155	35,007	25
2016	85,891	58,055	25
Thereafter	1,219,062	71,317	25

Total	$1,700,593	$971,729	$394

Commitment amounts for non-cancelable operating leases and non-cancelable contracts which stipulate an increase in the commitment amount based on an inflationary index have been estimated using an inflation factor of 2.5% for North America and 3.1% for the United Kingdom.

Aggregate minimum rentals of $79.9 million to be received in years 2012 through 2020 under non-cancelable subleases are excluded from the commitment amounts in the above table.

Total rent expense charged to operations for 2011, 2010 and 2009 was $128.7 million, $128.0 million and $101.7 million, respectively. In addition to the minimum rental commitments included in the table above, the Company has leases that contain contingent payment requirements for which payments vary depending on revenue, tickets sold or other variables. Contingent rent expense charged to operations for 2011, 2010 and 2009 was $17.0 million, $20.1 million and $20.2 million, respectively. The above table above does not include contingent rent or rent expense for events in third-party venues.

In connection with asset and business disposals, the Company generally provides indemnifications to the buyers including claims resulting from employment matters, commercial claims and governmental actions that may be taken against the assets or businesses sold. Settlement of these claims is subject to various statutory limitations that are dependent upon the nature of the claim. As of December 31, 2011 and 2010, the balance for these indemnifications for asset and business disposals was $7.6 million and $7.5 million, respectively.

Certain agreements relating to acquisitions that occurred prior to the adoption in January 2009 of the new FASB guidance for business combinations provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired companies. The Company will accrue additional amounts related to such contingent payments, which were part of business combinations, with a corresponding adjustment to goodwill, if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent payments, if all performance targets are met, would not significantly impact the financial position of the Company. The last contingency period for which the Company has an outstanding contingent earn-out payment is for the period ending December 2017.

The Company also has certain contingent obligations related to acquisitions made after the adoption in January 2009 of the FASB guidance for business combinations. In accordance with the current guidance, contingent consideration associated with business combinations must be recorded at its fair value at the time of the acquisition and reflected at current fair value for each subsequent reporting period thereafter until settled. The Company records these fair value changes in its statements of operations as acquisition transaction expenses. The contingent consideration is generally subject to payout following the achievement of future performance targets and some may be payable in 2012. As of December 31, 2011, the Company has accrued $1.5 million in other current liabilities and $6.9 million in other long-term liabilities and, as of December 31, 2010, the Company had accrued $1.2 million in other current liabilities and $14.8 million in other long-term liabilities representing the fair value of these estimated earn-out arrangements. The last contingency period for which the Company has an outstanding contingent earn-out payment is for the period ending December 2017. See Note 7—Fair Value Measurements for further discussion related to the valuation of the earn-out payments.

In addition, the Company has certain contingent obligations related to acquisitions where the Company does not consolidate the entity, rather accounts for the investee under the equity method of accounting. If, at acquisition, the fair value of the Company’s share of net assets exceeds the Company’s initial cost, the maximum amount of contingent consideration that could be paid is recorded up to that excess amount. When the contingency is resolved, any difference between the amount recorded and the settlement is recorded as an adjustment to the investment account. The aggregate of contingent payments associated with equity method investments, if all performance targets are met, would not significantly impact the financial position of the Company. As of December 31, 2011, the Company has accrued $3.9 million in other long-term liabilities and as of December 31, 2010, the Company has accrued $1.9 million in other long-term liabilities for these estimated earn-out arrangements.

Certain agreements relating to acquisitions provide for deferred purchase consideration payments at future dates. A liability is established at the time of the acquisition for these fixed payments. For obligations payable at a date greater than twelve months from the acquisition date, the Company applies a discount rate to present value the obligations. As of December 31, 2011, the Company has accrued $7.1 million in other current liabilities and $2.6 million in other long-term liabilities and, as of December 31, 2010, the Company had accrued $13.6 million in other current liabilities and $18.1 million in other long-term liabilities related to these deferred purchase consideration payments. These deferred purchase consideration liabilities will be paid out through January 2013.

During 2006, in connection with the Company’s acquisition of Historic Theatre Group, the Company guaranteed obligations related to a lease agreement. In the event of default, the Company could be liable for obligations through the end of 2035 which have future lease payments (undiscounted) of approximately $24.7 million as of December 31, 2011. The scheduled future minimum rentals for this lease for the years 2012 through 2016 are $1.6 million each year. The venues under the lease agreement were included in the sale of the Company’s North American theatrical business. The Company entered into an Assumption Agreement with the buyer in connection with the sale, under which the buyer is assuming the Company’s obligations under the guaranty, however the Company remains contingently liable to the lessor. The Company believes that the likelihood of a material liability being triggered under this lease is remote, and no liability has been accrued for these contingent lease obligations as of December 31, 2011.

As of December 31, 2011 and 2010, the Company guaranteed the debt of third parties of approximately $13.1 million and $3.2 million, respectively, primarily related to maximum credit limits on employee and tour-related credit cards and bank lines of credit of a nonconsolidated affiliate and a third-party promoter.

Litigation

CTS Arbitration

Live Nation Worldwide, Inc. (“Live Nation Worldwide”) and CTS were parties to an agreement (the “CTS Agreement”) pursuant to which CTS was to develop and Live Nation Worldwide licensed or agreed to use ticketing software or ticketing platforms. Under the agreement, CTS was to develop software to be licensed to Live Nation Worldwide to provide ticketing services in the United States and Canada. The CTS Agreement also generally required Live Nation Worldwide to use CTS’s ticketing platforms in certain European countries so long as CTS’s existing platforms were appropriately modified to meet local market conditions. In June 2010, Live Nation Worldwide terminated the CTS Agreement because CTS materially breached the agreement by failing to deliver a North American ticketing system that met the contractual requirements of being a “world class ticketing system . . . that fits the needs of the North American market,” and by failing to deliver a ticketing system for the United Kingdom and other European countries that fit the needs of those markets as required by the CTS Agreement.

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

In May 2010, the Company responded to CTS’s request for arbitration and filed counterclaims asserting that CTS breached the CTS Agreement by failing to provide ticketing platforms that met the standard required by the CTS Agreement for the North American and European markets. The Company is seeking relief primarily in the form of damages and a declaration that the Company validly terminated the CTS Agreement based on CTS’s material breaches. The Company denies that CTS is entitled to collect damages for royalties that would have been paid over the full 10-year term of the CTS Agreement or on Ticketmaster-controlled tickets. The matter has been assigned to an arbitrator, and hearings were conducted in the summer and fall of 2011. A decision from the arbitrator is currently expected in the first half of 2012. While the Company does not believe that a loss is probable of occurring at this time, if the arbitrator rules against it on any or all claims, the amounts at stake could be substantial. Considerable uncertainty remains regarding the validity of the claims and damages asserted against the Company. As a result, the Company is currently unable to estimate the possible loss or range of loss for this matter. The Company intends to continue to vigorously defend the action.

Live Concert Antitrust Litigation

The Company was a defendant in a lawsuit filed by Malinda Heerwagen in June 2002 in United States District Court. The plaintiff, on behalf of a putative class consisting of certain concert ticket purchasers, alleged that anti-competitive practices for concert promotion services by the Company nationwide caused artificially high ticket prices. In August 2003, the District Court ruled in the Company’s favor, denying the plaintiff’s class certification motion. The plaintiff appealed to the United States Court of Appeals. In January 2006, the Court of Appeals affirmed, and the plaintiff then dismissed her action that same month. Subsequently, twenty-two putative class actions were filed by different named plaintiffs in various United States District Courts throughout the country, making claims substantially similar to those made in the Heerwagen action, except that the geographic markets alleged are regional, statewide or more local in nature, and the members of the putative classes are limited to individuals who purchased tickets to concerts in the relevant geographic markets alleged. The plaintiffs seek unspecified compensatory, punitive and treble damages, declaratory and injunctive relief and costs of suit, including attorneys’ fees. The Company has filed its answers in some of these actions and has denied liability. In April 2006, granting the Company’s motion, the Judicial Panel on Multidistrict Litigation transferred these actions to the United States District Court for the Central District of California for coordinated pre-trial proceedings. In June 2007, the District Court conducted a hearing on the plaintiffs’ motion for class certification, and also that month the Court entered an order to stay all proceedings pending the Court’s ruling on class certification. In October 2007, the Court granted the plaintiffs’ motion and certified classes in the Chicago, New England, New York/New Jersey, Colorado and Southern California regional markets. In November 2007, the Court extended its stay of all proceedings pending further developments in the United States Court of Appeals for the Ninth Circuit. In February 2008, the Company filed with the District Court a Motion for Reconsideration of its October 2007 class certification order. In October 2010, the District Court denied the Company’s Motion for Reconsideration and lifted the stay of all proceedings. In February 2011, the Company filed with the District Court a Motion for Partial Summary Judgment Regarding Statute of Limitations. In April 2011, the District Court granted the Company’s Motion for Partial Summary Judgment. In November 2011, the Company filed with the District Court a Motion for Class Decertification, Motion to Exclude Testimony of the plaintiffs’ expert witness, and Motions for Summary Judgment in the actions pertaining to the Colorado and Southern California regional markets. Trial of the action involving the Southern California regional market is currently scheduled for April 2012 in the District Court. In February 2012, the Company participated in a court-ordered settlement mediation with plaintiffs’ counsel with respect to two of the regional cases. No settlement was reached, and the mediation is scheduled to resume in April 2012. While the Company does not believe that a loss is probable of occurring at this time, if any or all of the cases proceed to trial and plaintiffs are awarded damages, the amount of any such award could be substantial. Considerable uncertainty remains regarding the validity of the claims and damages asserted against the Company. As a result, the Company is currently unable to estimate the possible loss or range of loss for this matter. The Company intends to continue to vigorously defend all claims in all of the actions.

Ticketing Fees Consumer Class Action Litigation

In October 2003, a putative representative action was filed in the Superior Court of California challenging Ticketmaster’s charges to online customers for shipping fees and alleging that its failure to disclose on its website that the charges contain a profit component is unlawful. The complaint asserted a claim for violation of California’s Unfair Competition Law (“UCL”) and sought restitution or disgorgement of the difference between (i) the total shipping fees charged by Ticketmaster in connection with online ticket sales during the applicable period, and (ii) the amount that Ticketmaster actually paid to the shipper for delivery of those tickets. In August 2005, the plaintiffs filed a first amended complaint, then pleading the case as a putative class action and adding the claim that Ticketmaster’s website disclosures in respect of its ticket order processing fees constitute false advertising in violation of California’s False Advertising Law. On this new claim, the amended complaint seeks restitution or disgorgement of the entire amount of order processing fees charged by Ticketmaster during the applicable period. In April 2009, the Court granted the plaintiffs’ motion for leave to file a second amended complaint adding new claims that (a) Ticketmaster’s order processing fees are unconscionable under the UCL, and (b) Ticketmaster’s alleged business practices further violate the California Consumer Legal Remedies Act. Plaintiffs later filed a third amended complaint, to which Ticketmaster filed a demurrer in July 2009. The Court overruled Ticketmaster’s demurrer in October 2009.

The plaintiffs filed a class certification motion in August 2009, which Ticketmaster opposed. In February 2010, the Court granted certification of a class on the first and second causes of action, which allege that Ticketmaster misrepresents/omits the fact of a profit component in Ticketmaster’s shipping and order processing fees. The class would consist of California consumers who purchased tickets through Ticketmaster’s website from 1999 to present. The Court denied certification of a class on the third and fourth causes of action, which allege that Ticketmaster’s shipping and order processing fees are unconscionably high. In March 2010, Ticketmaster filed a Petition for Writ of Mandate with the California Court of Appeal, and plaintiffs also filed a motion for reconsideration of the Superior Court’s class certification order. In April 2010, the Superior Court denied plaintiffs’ Motion for Reconsideration of the Court’s class certification order, and the Court of Appeal denied Ticketmaster’s Petition for Writ of Mandate. In June 2010, the Court of Appeal granted the plaintiffs’ Petition for Writ of Mandate and ordered the Superior Court to vacate its February 2010 order denying plaintiffs’ motion to certify a national class and enter a new order granting plaintiffs’ motion to certify a nationwide class on the first and second claims. In September 2010, Ticketmaster filed its Motion for Summary Judgment on all causes of action in the Superior Court, and that same month plaintiffs filed their Motion for Summary Adjudication of various affirmative defenses asserted by Ticketmaster. In November 2010, Ticketmaster filed its Motion to Decertify Class.

In December 2010, the parties entered into a binding term sheet that provided for the settlement of the litigation and the resolution of all claims therein. The settlement was memorialized in a long-form agreement in April 2011. In June 2011, after a hearing on the plaintiffs’ Motion for Preliminary Approval of the settlement, the Court declined to approve the settlement reached by the parties in its then-current form. Litigation continued, and on September 2, 2011, the Court granted in part and denied in part Ticketmaster’s Motion for Summary Judgment. The parties reached a new settlement on September 2, 2011 and subsequently entered into a long-form agreement. The plaintiffs filed a Motion for Preliminary Approval of the new settlement on September 27, 2011. In October 2011, the Court preliminarily approved the new settlement. Ticketmaster has notified all class members of the settlement, and a hearing on final approval of the settlement is scheduled for May 2012. Ticketmaster and its parent, Live Nation, have not acknowledged any violations of law or liability in connection with the matter, but agreed to the settlement in order to eliminate the uncertainties and expense of further protracted litigation.

As of December 31, 2011, the Company has accrued $35.8 million, its best estimate of the probable costs associated with the settlement referred to above. This liability includes an estimated redemption rate. Any difference between the Company’s estimated redemption rate and the actual redemption rate it experiences will impact the final settlement amount; however, the Company does not expect this difference to be material.

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

As of December 31, 2011, the Company has accrued its best estimate of the probable costs associated with the resale market claims of this matter, the full amount of which was funded by an escrow established in connection with Ticketmaster’s 2008 acquisition of TicketsNow.

In February 2012, the parties entered into a settlement agreement that would, if approved by the courts, resolve all of the resale market claims. The court approval process for the proposed settlement has been commenced, with a motion for pre-approval having been filed in Ontario, and is expected to take several months. The Company estimates that the total cost of the settlement will be within the amount that has been accrued.

While it is reasonably possible that a loss related to the primary market claims of this matter could be incurred by the Company in a future period, the Company does not believe that a loss is probable of occurring at this time. Considerable uncertainty remains regarding the validity of the claims and damages asserted against the Company. As a result, the Company is currently unable to estimate the possible loss or range of loss for the primary market claims of this matter. The Company intends to continue to vigorously defend all claims in all of the actions.

United States Consumer Class Action Litigation Relating to TicketsNow

From February through June 2009, eleven putative class action lawsuits asserting causes of action under various state consumer protection laws were filed against Ticketmaster and TicketsNow in United States District Courts in California, New Jersey, Minnesota, Pennsylvania and North Carolina. The lawsuits allege that Ticketmaster and TicketsNow unlawfully deceived consumers by, among other things, selling large quantities of tickets to TicketsNow’s ticket brokers, either prior to or at the time that tickets for an event go on sale, thereby forcing consumers to purchase tickets at significantly marked-up prices on TicketsNow.com instead of Ticketmaster.com. The plaintiffs further claim violation of the consumer protection laws by Ticketmaster’s alleged “redirecting” of consumers from Ticketmaster.com to TicketsNow.com, thereby engaging in false advertising and an unfair business practice by deceiving consumers into inadvertently purchasing tickets from TicketsNow for amounts greater than face value. The plaintiffs claim that Ticketmaster has been unjustly enriched by this conduct and seek compensatory damages, a refund to every class member of the difference between tickets’ face value and the amount paid to TicketsNow, an injunction preventing Ticketmaster from engaging in further unfair business practices with TicketsNow and attorneys’ fees and costs. In July 2009, all of the cases were consolidated and transferred to the United States District Court for the Central District of California. The plaintiffs filed their consolidated class action complaint in September 2009, to which Ticketmaster filed its answer the following month. In July 2010, Ticketmaster filed its Motion for Summary Judgment. In April 2011, the parties filed a Stipulation wherein they stated that they have agreed on all material terms of a proposed settlement. On October 17, 2011, the plaintiffs filed a Motion for Preliminary Approval of Settlement in accordance with the terms to which the parties had previously agreed. On October 31, 2011, the District Court entered an Order Preliminarily Approving the Settlement Agreement and Certifying a Class for Settlement Purposes. Ticketmaster has notified all class members of the settlement. At a fairness hearing conducted on February 13, 2012, the court gave final approval to the settlement. As of December 31, 2011, the Company has accrued its best estimate of the probable costs associated with this settlement. This liability includes an estimated redemption rate. Any difference between the Company’s estimated redemption rate and the actual redemption rate it experiences will impact the final settlement amount; however, the Company does not expect this difference to be material.

Other Litigation

From time to time, the Company is involved in other legal proceedings arising in the ordinary course of its business, including proceedings and claims based upon violations of antitrust laws and tortious interference, which could cause the Company to incur significant expenses. The Company also has been the subject of personal injury and wrongful death claims relating to accidents at its venues or events in connection with its operations. As required, the Company has accrued its estimate of the probable settlement or other losses for the resolution of any outstanding claims. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, including, in some cases, estimated redemption rates for the settlement offered, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company’s assumptions or the effectiveness of its strategies related to these proceedings. In addition, under the Company’s agreements with Clear Channel, it has assumed and will indemnify Clear Channel for liabilities related to its business for which they are a party in the defense.

As of December 31, 2011, the Company has accrued $44.0 million for the specific cases discussed above as its best estimate of the probable costs of legal settlement, including $35.8 million for the Ticketing Fees Consumer Class Action litigation settlement.

NOTE 9—RELATED-PARTY TRANSACTIONS

Relationship with Clear Channel

For purposes of governing certain of the ongoing relationships between Clear Channel and Live Nation at and after the Separation, Clear Channel and Live Nation entered into a tax matters agreement, among other agreements.

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

Transactions with Clear Channel

The Company has a non-employee director as of December 31, 2011 on its board of directors that is also a director and executive officer of Clear Channel. This director receives directors’ fees, stock options and restricted stock awards as do other non-employee members of the Company’s board of directors. As of December 31, 2011, the Company has an employee director that is also a director of Clear Channel.

From time to time, the Company purchases advertising from Clear Channel and its subsidiaries in the ordinary course of business. For the years ended December 31, 2011, 2010 and 2009, the Company recorded $4.4 million, $5.1 million and $8.3 million, respectively, as components of direct operating expenses and selling, general and administrative expenses for these advertisements.

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

The Company occupied office space in a building in Los Angeles that is owned by IAC through December 2011. Since the Company had a non-employee director until January 2011 who was also a director and executive officer of IAC, this rental arrangement was considered a related party transaction for 2010. Rental expense for this office space charged to the Company by IAC for from the Merger date through December 31, 2010 was $1.8 million. These charges were recorded as selling, general and administrative expenses.

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

Transactions Involving Executives

ATC Aviation, Inc. (“ATC”), which is owned by Irving Azoff, owns an aircraft. An aircraft management and charter company, unrelated to either the Company or ATC, manages and operates the aircraft on ATC’s behalf and charges market rates for the use of the aircraft when used by Mr. Azoff or other executives on Company business, a portion of which is paid to ATC. For the year ended December 31, 2011 and from the Merger date through December 31, 2010, the Company made payments to ATC and the outside aircraft management and charter company totaling $1.7 million and $0.7 million, respectively, pursuant to the foregoing arrangements.

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

In January 2011, the board of directors of Front Line declared a dividend payable in cash to the holders of record of Front Line common stock. This dividend was paid in January 2011 and totaled $20.1 million of which the Company received $15.0 million. The Azoff Trust received a pro rata portion of this dividend totaling $3.0 million. In connection with the January 2011 dividend, Mr. Azoff received a gross-up payment of $0.6 million. Prior to the payment of the dividend, FLMG made a loan to Front Line principally to fund the dividend, evidenced by a promissory note from Front Line to FLMG with a principal amount of $20.7 million and bearing interest at a rate of 4.5%, payable no later than December 31, 2011. As of December 31, 2011, the outstanding principal balance on this promissory note was $1.0 million. The remaining outstanding principal balance was paid in full in January 2012.

Transactions Involving Equity Method Investees

The Company conducts business with certain of its equity method investees in the ordinary course of business. Transactions relate to venue rentals, management fees, sponsorship revenue, and reimbursement of certain costs. Revenue of $1.3 million, $1.2 million and $4.6 million were earned in 2011, 2010 and 2009, respectively, and expenses of $4.8 million, $5.0 million and $7.4 million were incurred in 2011, 2010 and 2009, respectively, from these equity investees for services rendered or provided in relation to these business ventures.

Other Related Parties

During the years ended December 31, 2011, 2010 and 2009, the Company paid $6.8 million, $6.9 million and $8.3 million, respectively, for deferred consideration due in connection with acquisitions of companies owned by various members of management of one of the Company’s subsidiaries. One of these companies holds the lease of a venue and the other company promotes a festival.

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

The Company conducts certain transactions in the ordinary course of business with companies that are owned, in part or in total, by various members of management of the Company’s subsidiaries or companies over which it has significant influence. These transactions primarily relate to venue rentals, concession services, equipment rentals, ticketing, marketing and other services and reimbursement of certain costs. As of December 31, 2011 and 2010, the Company has a receivable balance of $13.3 million and $22.4 million, respectively, from certain of these companies. The following table sets forth expenses incurred and revenue earned from these companies for services rendered or provided in relation to these business ventures. None of these transactions were with directors or executive officers of the Company.

	2011	2010	2009
	(in thousands)
Other related parties revenue	$1,953	$3,604	$2,778

Other related parties expenses	$7,757	$11,474	$17,335

NOTE 10—INCOME TAXES

Significant components of the provision for income tax expense (benefit) are as follows:

	2011	2010	2009
	(in thousands)
Current—federal	$(23,340)	$5,907	$184
Current—foreign	38,328	29,150	13,397
Current—state	4,391	5,118	6,003

Total current	19,379	40,175	19,584
Deferred—federal	(29,153)	(21,348)	82
Deferred—foreign	(13,463)	(2,737)	(5,947)
Deferred—state	(2,987)	(936)	(2,386)

Total deferred	(45,603)	(25,021)	(8,251)

Income tax expense (benefit)	$(26,224)	$15,154	$11,333

Current income tax expense decreased $20.8 million for the year ended December 31, 2011 as compared to the prior year due principally to the carryback of domestic net operating losses which generated $24.2 million of federal tax refunds received in the first quarter of 2012. Current income tax expense increased $20.6 million for the year ended December 31, 2010 as compared to the prior year due principally to the incremental current tax expense related to businesses acquired in the Merger.

Deferred income tax benefit increased $20.6 million for the year ended December 31, 2011 as compared to the prior year due principally to the reversal of valuation allowances recorded against United States federal and state deferred tax assets driven primarily by deferred tax attributes relating to the acquisition of the remaining interests in Front Line in the first quarter of 2011. Deferred income tax expense decreased $16.8 million for the year ended December 31, 2010 as compared to the prior year due principally to deferred tax benefit related to the amortization of intangibles which resulted from the Merger.

The domestic loss from continuing operations before income taxes was $200.4 million, $294.7 million and $195.7 million for 2011, 2010 and 2009, respectively. Non-United States income from continuing operations before income taxes was $103.8 million, $106.0 million and $81.0 million for 2011, 2010 and 2009, respectively.

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2011 and 2010 are as follows:

	2011	2010
	(in thousands)
Deferred tax liabilities:
Intangible assets	$317,862	$356,476
Prepaid expenses	2,067	3,677
Long-term debt	32,773	25,989

Total deferred tax liabilities	352,702	386,142

Deferred tax assets:
Intangible and fixed assets	75,353	98,733
Accrued expenses	59,346	62,932
Net operating loss carryforwards	225,379	197,600
AMT and FTC carryforwards	83,459	67,505
Equity compensation	39,249	33,029
Investments in nonconsolidated affiliates	5,125	5,125
Other	13,670	13,847

Total gross deferred tax assets	501,581	478,771

Valuation allowance	324,266	311,137

Total deferred tax assets	177,315	167,634

Net deferred tax liabilities	$(175,387)	$(218,508)

The valuation allowance was recorded due to the uncertainty of the ability to generate sufficient taxable income necessary to realize certain deferred tax assets in future years. If, at a later date, it is determined that due to a change in circumstances, the Company will utilize all or a portion of those deferred tax assets, the Company will reverse the corresponding valuation allowance with the offset to income tax benefit. In the first quarter of 2011, the Company recognized an income tax benefit of $39.5 million due to the partial release of its valuation allowance. This release is related to the Company’s ability to consider Front Line’s net deferred tax liabilities as a source of future taxable income within the consolidated federal tax provision as a result of the acquisition of the remaining Front Line equity interests. For further discussion of events involving Front Line, see Note 3—Acquisitions.

During 2011 and 2010, the Company recorded net deferred tax liabilities of $6.3 million and $212.7 million, respectively, due principally to differences in financial reporting and tax bases in assets acquired in business combinations.

Deferred tax assets related to intangibles and fixed assets principally relate to differences in book and tax basis of tax-deductible goodwill created from the Company’s various stock acquisitions. In accordance with FASB guidance for goodwill, the Company no longer amortizes goodwill. Thus, a deferred tax benefit for the difference between book and tax amortization for the Company’s tax-deductible goodwill is no longer recognized, as these assets are no longer amortized for book purposes. As the Company continues to amortize its tax basis in its tax-deductible goodwill, the deferred tax asset will decrease over time. As of December 31, 2011, the Company has United States federal and state deferred tax assets related to net operating loss carryforwards of $150.0 million and $40.8 million, respectively. Based on current statutory carryforward periods, these losses will expire on various dates between the years 2016 and 2031. The amount of United States net operating loss carryforwards that will expire if not utilized in 2016 is $18.3 million. The Company’s federal net operating loss is subject to statutory limitations on the amount that can be used in any given year.

The reconciliation of income tax from continuing operations computed at the United States federal statutory tax rates to income tax expense (benefit) is:

	2011	2010	2009
	(in thousands)
Income tax benefit at statutory rates	$(33,820)	$(66,029)	$(40,137)
State income taxes, net of federal tax benefits	4,391	5,118	6,003
Differences of foreign taxes from U.S. statutory rates	(25,158)	(24,150)	(5,418)
Non-U.S. income inclusions and exclusions	11,288	19,358	39,851
Nondeductible goodwill impairment	-	-	3,180
Loss on preferred stock redemption	-	3,099	-
Nondeductible acquisition costs	-	15,100	-
Nondeductible items	9,252	3,669	3,533
Tax contingencies	2,632	545	(7,358)
Change in valuation allowance	7,412	55,269	17,848
Other, net	(2,221)	3,175	(6,169)

	$(26,224)	$15,154	$11,333

During 2011, the Company recorded income tax benefit of approximately $26.2 million on losses from continuing operations before tax of $96.6 million. Income tax benefit is principally attributable to the reversal of valuation allowances recorded against United States federal and state deferred tax assets driven primarily by deferred tax attributes relating to the acquisition of the remaining interests in Front Line in the first quarter of 2011 and the carryback of Front Line tax loss for the short period January 1, 2011 to February 4, 2011 caused by the acquisition. At December 31, 2011, the Company had a $24.2 million income tax receivable included in accounts receivable on the balance sheet.

During 2010, the Company recorded tax expense of approximately $15.2 million on losses from continuing operations before tax of $188.7 million. Income tax expense is principally attributable to the Company’s earnings in non-United States tax jurisdictions.

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

At December 31, 2011 and 2010, the Company had $13.4 million and $10.9 million, respectively, of unrecognized tax benefits. All of these unrecognized tax benefits would favorably impact the effective tax rate if recognized at some point in the future.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the years ended December 31, 2011, 2010 and 2009, the Company has recognized $0.7 million, ($0.1) million and $0.1 million, respectively, of interest and penalties related to uncertain tax positions. As of December 31, 2011 and 2010, the Company has accrued interest related to uncertain tax positions of $1.3 million and $0.6 million, respectively.

During 2009, the Internal Revenue Service began an examination of some of the Company’s subsidiaries. During the fourth quarter of 2009, the Company resolved uncertainties with respect to a portion of the Company’s non-United States income tax positions and recorded tax benefits to account for the reversal of previously established tax reserves. The tax years 2001 through 2011 remain open to examination by the major tax jurisdictions to which the Company is subject.

The following table summarizes the activity related to the Company’s unrecognized tax benefits for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
	(in thousands)
Balance at January 1	$10,917	$4,144	$21,952
Balance from current year acquisition	-	5,925	-
Additions:
Tax for current year positions	1,991	2,769	875
Tax for prior year positions	(86)	100	200
Interest and penalties for prior years	727	150	91
Reductions:
Expiration of applicable statue of limitations	-	(744)	(8,039)
Settlements for prior year positions	-	(1,730)	-
Foreign currency	(192)	239	917
Reclassification to other liabilities	-	64	(6,375)
Settlements related to discontinued operations	-	-	(5,477)

Balance at December 31	$13,357	$10,917	$4,144

NOTE 11—STOCKHOLDERS’ EQUITY

Dividends

The Company presently intends to retain future earnings, if any, to finance the expansion of its business. Therefore, it does not expect to pay any cash dividends in the foreseeable future. Moreover, the terms of the Company’s senior secured credit facility limit the amount of funds which the Company will have available to declare and distribute as dividends on its common stock. Payment of future cash dividends, if any, will be at the discretion of the Company’s board of directors in accordance with applicable laws after taking into account various factors, including the financial condition, operating results, current and anticipated cash needs, plans for expansion and contractual restrictions with respect to the payment of dividends.

Common Stock

In February 2011, the Company issued 5.7 million shares of common stock in connection with the acquisition of the remaining interests in Front Line. See Note 3—Acquisitions for further discussion regarding this 2011 transaction.

In February and June 2011, the Company issued 1.8 million and 5.5 million shares, respectively, of common stock pursuant to a subscription agreement with Liberty Media. See Note 9—Related-Party Transactions for further discussion of the subscription agreement.

In May 2011, the Company issued 0.7 million shares of common stock in connection with the acquisition of the remaining interests in Vector.

Common Stock Reserved for Future Issuance

Common stock of approximately 36.9 million shares as of December 31, 2011 is reserved for future issuances under the stock incentive plan (including 21.4 million options, 3.3 million restricted stock awards and 0.7 million restricted stock units currently granted).

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

In the first quarter of 2011, the Company acquired all of the noncontrolling interests in Front Line, a Ticketmaster subsidiary, all of which were not currently redeemable. Specifically, the Company repurchased 27,821 shares of Front Line common stock and 3,402 vested options. These instruments had a combined carrying value of $82.4 million at December 31, 2010. As part of the same transaction, although classified in other long-term liabilities on the balance sheets, the Company also acquired 15,376 shares of participating restricted Front Line common shares not currently redeemable that had a carrying value of $24.0 million at December 31, 2010. See Note 3—Acquisitions for further discussion of this 2011 transaction.

The common stock of two subsidiaries of Front Line held by noncontrolling interests also included put arrangements. The put arrangements did not have a determinable redemption date, but were considered to be currently redeemable based on the terms of redemption. The stock held by the noncontrolling interests had an estimated redemption fair value and carrying value of $22.5 million as of December 31, 2010. In the second quarter of 2011, the Company acquired all of these remaining noncontrolling interests for $14.7 million in cash and newly issued shares of Live Nation’s common stock. Amounts paid as part of this transaction were recorded to additional paid-in capital to the extent they were in excess of the amount on the balance sheets.

In the fourth quarter of 2011, the Company acquired a 50% controlling interest in BigChampagne and, as part of the transaction, the Company is now subject to fixed price put arrangements whereby the noncontrolling interest holders can require the Company to repurchase their shares of BigChampagne at two future specified time periods, one beginning in November 2012 and one beginning in December 2013. The redemption amount is reflected in the Company’s December 31, 2011 balance sheet as redeemable noncontrolling interests. As the amounts that will be paid at exercise are fixed in nature, the redemption amount does not change and, as such, there will be no changes recorded until the puts are exercised or expire.

Noncontrolling Interests

As of December 31, 2011, for the non-wholly-owned subsidiaries of the Company, where the common securities held by the noncontrolling interests do not include put arrangements exercisable outside of the control of the Company, such noncontrolling interests are recorded in stockholders’ equity, separate from the Company’s own equity.

The purchase or sale of additional ownership in an already controlled subsidiary is recorded as an equity transaction with no gain or loss recognized in consolidated net income or comprehensive income. In 2011, the Company acquired the remaining equity interests in Front Line, Vector and other smaller companies. See Note 3—Acquisitions for further discussion regarding the Front Line acquisition. The following schedule reflects the change in ownership interests for these transactions.

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Net loss attributable to Live Nation Entertainment, Inc.	$(83,016)	$(228,390)	$(60,179)

Transfers (to) from noncontrolling interest:
Increase in Live Nation Entertainment, Inc.’s paid in capital for purchase of noncontrolling interests, net of transaction costs	85,590	3,573	-

Net transfers from noncontrolling interest	85,590	3,573	-

Change from net loss attributable to Live Nation Entertainment, Inc. and transfers (to) from noncontrolling interest	$2,574	$(224,817)	$(60,179)

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

The following table sets forth the computation of basic and diluted net loss from continuing operations per common share:

	2011	2010	2009
	(in thousands, except for per share data)
Net loss attributable to Live Nation Entertainment, Inc.	$(83,016)	$(228,390)	$(60,179)
Less income (loss) from discontinued operations, net of tax	-	(4,228)	76,277

Net loss from continuing operations attributable to common stockholders—basic and diluted	$(83,016)	$(224,162)	$(136,456)

Weighted average common shares—basic	182,388	164,410	82,652
Effect of dilutive securities:
Stock options, restricted stock and warrants	-	-	-
2.875% convertible senior notes	-	-	-

Diluted weighted average common shares—diluted	182,388	164,410	82,652

Basic and diluted loss from continuing operations per common share	$(0.46)	$(1.36)	$(1.65)

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

	2011	2010	2009
	(in thousands)

Options to purchase shares of common stock	21,429	20,464	7,099
Restricted stock awards and units - unvested	4,028	4,031	692
Warrants	500	500	500
Conversion shares related to 2.875% convertible senior notes	8,105	8,105	8,105

Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	34,062	33,100	16,396

The increase in 2010 as compared to the prior year in the above table includes options and RSU awards added as part of the Merger that had been previously granted by Ticketmaster or IAC.

NOTE 12—STOCK-BASED COMPENSATION

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

The following is a summary of stock-based compensation expense recorded by the Company during the respective periods:

	2011	2010	2009
	(in thousands)

Selling, general and administrative expenses	$40,496	$34,509	$4,696
Corporate expenses	20,149	27,098	7,801

Total stock-based compensation expense	$60,645	$61,607	$12,497

In the first quarter of 2011, the Company acquired the remaining equity interests of Front Line. As a result of this acquisition, the Company recorded $24.4 million of stock-based compensation in selling, general and administrative expenses. See Note 3—Acquisitions for further discussion regarding the 2011 acquisition of the remaining equity interests in Front Line.

In June 2011, the Company registered an additional 10.0 million shares to service the Live Nation stock incentive plan. In January 2010, the Company registered an additional 4.9 million shares to service the Live Nation stock incentive plan, 1.5 million shares to service the Live Nation stock bonus plan and 16.7 million shares to service the Ticketmaster stock and annual incentive plan.

As part of the Merger Agreement, all Ticketmaster stock options, restricted stock awards and restricted stock units that were outstanding immediately before the Merger were exchanged for Live Nation awards using the final exchange ratio of 1.4743728. As a result, Live Nation issued 13.0 million stock options, 1.5 million shares of restricted stock and 0.9 million restricted stock units to employees and directors of Ticketmaster, as well as 2.5 million stock options and 0.2 million restricted stock units to employees of IAC and the Spincos. The Live Nation awards have the same vesting periods, terms and conditions as the previous Ticketmaster awards, with the exception of 1.5 million shares of restricted Live Nation common stock held by the Azoff Trust which now has a guaranteed minimum value of $15.0 million at the end of the vesting period in 2013. Stock-based compensation expense of $3.4 million and $3.2 million related to this restricted Live Nation common stock was recorded for the year ended December 31, 2011 and from the Merger date until December 31, 2010, respectively, as a component of corporate expenses. As discussed in Note 3—Acquisitions, the value of all exchanged awards which related to services already rendered as of the date of the Merger was included as part of the consideration transferred.

There were 23,825 stock-based awards issued by Front Line that were not exchanged or modified as a result of the Merger. The Company recorded $6.9 million of expense relating to these awards from the date of the Merger through December 31, 2010 as a component of selling, general and administrative expenses. In 2011, the Company acquired the remaining equity interests in Front Line, Vector and other smaller companies. See Note 3—Acquisitions for further discussion regarding the Front Line acquisition.

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

As of December 31, 2011, there was $64.1 million of total unrecognized compensation cost related to stock-based compensation arrangements for stock options and restricted stock awards. This cost is expected to be recognized over a weighted-average period of 2.4 years.

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

The Company accounts for the note in accordance with the guidance for stock-based compensation because the note is considered a modification of an existing stock-based award. The Company included $14.4 million in consideration transferred relating to the exchanged award, calculated as the full fair value of the note, as determined by the Company, multiplied by the ratio of the pre-combination service period to the total service period. The Company will recognize a total of $24.0 million of stock-based compensation expense, which is the difference between the total cash payments due under the note of $38.4 million and the initial carrying value of $14.4 million at the date of the Merger, on a straight-line basis over the remaining service period. For the year ended December 31, 2011 and from the date of the Merger through December 31, 2010, the Company recorded $6.4 million and $5.9 million, respectively, related to this note as a component of corporate expenses.

Stock Options

The following assumptions were used to calculate the fair value of the Company’s options on the date of grant:

	2011	2010	2009
Risk-free interest rate	0.99% - 2.16%	1.93%	2.00%
Dividend yield	0.0%	0.0%	0.0%
Volatility factors	39.6% - 62.5%	39.6%	39.0%
Weighted average expected life (in years)	6.25	6.25	6.25 - 6.5

The following table presents a summary of the Company’s stock options outstanding at, and stock option activity during, the years ended December 31, 2011, 2010 and 2009 (“Price” reflects the weighted average exercise price per share):

	2011		2010		2009
	Options	Price	Options	Price	Options	Price
	(in thousands, except per share data)
Outstanding January 1	20,464	$12.41	7,099	$12.13	4,804	$16.78
Granted	2,512	11.22	2,471	11.01	2,385	2.75
Merger conversion	-	-	15,476	12.72	-	-
Exercised	(529)	5.13	(1,642)	4.76	-	-
Forfeited or expired	(1,018)	15.20	(2,940)	16.35	(90)	11.59

Outstanding December 31	21,429	$12.33	20,464	$12.41	7,099	$12.13

Exercisable December 31	12,276	$14.71	9,454	$16.43	2,078	$17.21
Weighted average fair value per option granted		$5.27		$4.59		$1.16

The total intrinsic value of stock options exercised during the years ended December 31, 2011 and 2010 was $3.0 million and $12.8 million, respectively. Cash received from stock option exercises for the years ended December 31, 2011 and 2010 was $2.7 million and $8.6 million, respectively. There were no stock options exercised during the year ended December 31, 2009. Through December 31, 2011, no tax benefits from the exercise of stock options have been recognized. Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with the FASB guidance for stock compensation.

There were 11.5 million shares available for future grants under the stock incentive plan at December 31, 2011. Upon share option exercise or vesting of restricted stock and restricted stock units, the Company issues new shares or treasury shares to fulfill these grants. Vesting dates on the stock options range from January 2012 to October 2015, and expiration dates range from January 2012 to October 2021 at exercise prices and average contractual lives as follows:

Range of Exercise Prices	Outstanding as of 12/31/11	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of 12/31/11 (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
	(in thousands)	(in years)

$1.00 - $4.99	3,165	7.2	$3.07	1,146	7.2	$3.01
$5.00 - $9.99	3,924	7.6	$6.68	2,036	7.3	$5.76
$10.00 - $14.99	9,929	7.4	$11.89	4,963	6.1	$12.18
$15.00 - $19.99	1,390	5.8	$18.38	1,110	5.7	$18.41
$20.00 - $24.99	1,717	5.1	$24.47	1,717	5.1	$24.47
$25.00 - $29.99	883	3.0	$29.19	883	3.0	$29.19
$30.00 - $34.99	5	1.7	$32.50	5	1.7	$32.50
$35.00 - $39.99	416	3.4	$39.93	416	3.4	$39.93

The total intrinsic value of options outstanding and options exercisable as of December 31, 2011 was $24.0 million and $11.5 million, respectively.

Restricted Stock and Restricted Stock Units

The Company has granted restricted stock awards to its employees and directors under its stock incentive plans. These common shares carry a legend which restricts their transferability for a term of one to five years and are forfeited in the event the recipient’s employment or relationship with the Company is terminated prior to the lapse of the restriction. In addition, certain restricted stock awards require the Company or the recipient to achieve minimum performance targets in order for these awards to vest.

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

In 2011, the Company granted 0.8 million shares of restricted stock and 0.4 million shares of market-based or performance-based awards under the Company’s stock incentive plans. These awards will all vest over four years with the exception of the market-based awards which will vest over four years if a specified stock price is achieved over a specified number of consecutive days during the four years and the performance-based awards which will vest within two years if the performance criteria are met.

In 2010, the Company granted 2.7 million shares of restricted stock and 0.5 million shares of market-based or performance-based awards. These awards will all vest over four years with the exception of the market-based awards which will vest if a specified stock price is achieved over a specified number of consecutive days and performance-based awards which will vest within two years if the performance criteria are met.

The following table presents a summary of the Company’s unvested restricted stock awards and equity-settled RSUs outstanding at December 31, 2011, 2010 and 2009 (“Price” reflects the weighted average share price at the date of grant):

	Restricted Stock		RSUs
	Awards	Price	Awards	Price
	(in thousands, except per share data)
Unvested at December 31, 2008	994	$15.76	-	$-
Granted	163	2.54	-	-
Forfeited	(14)	18.29	-	-
Vested	(451)	16.56	-	-

Unvested at December 31, 2009	692	$12.08	-	$-
Granted	3,191	11.74	586	9.94
Merger conversion	-	-	1,026	10.51
Forfeited	(71)	10.76	(147)	10.51
Vested	(787)	11.93	(459)	10.51

Unvested at December 31, 2010	3,025	$11.76	1,006	$10.16
Granted	1,220	9.97	-	-
Forfeited	(35)	11.19	(66)	10.51
Vested	(885)	11.68	(237)	10.51

Unvested at December 31, 2011	3,325	$10.98	703	$10.03

The total fair market value of the shares issued upon the vesting of restricted stock awards and RSUs during the years ended December 31, 2011, 2010 and 2009 was $12.0 million, $14.0 million and $2.6 million, respectively. As of December 31, 2011, there were 599,400 restricted stock awards and 372,854 RSUs outstanding which require the Company or the recipient to achieve minimum performance targets or market conditions in order for the awards to vest.

Bonus Incentives

For 2010 and 2009, the Company entered into arrangements with certain key employees that allow the Company to issue shares of its common stock in lieu of cash bonus payments. No issuance of common stock in lieu of a cash bonus payment was done in 2011. The following table presents a summary of the Company’s non-cash and stock-based compensation expense related to bonus incentives recorded for the years ending December 31, 2010 and 2009:

	2010	2009
	(in thousands)

Selling, general and administrative expenses	$313	$4,820
Corporate expenses	-	(625)

Total non-cash and stock-based compensation expense for bonus incentives	$313	$4,195

Total non-cash and stock-based compensation expense for bonus incentives from discontinued operations	$-	$(17)

Stock-Based Compensation of Acquired Companies

Front Line

As of the Merger date and December 31, 2010, Irving Azoff had 3,402 options outstanding and exercisable to acquire Front Line common stock for a 2006 grant by the Front Line board of directors. These options had a weighted average exercise price of $3,600 per share and a remaining contractual term of 5.47 years as of December 31, 2010. These options contained put arrangements exercisable at the option of the holder. Refer to Note 11—Stockholders’ Equity for further discussion.

As of the Merger date and December 31, 2010, Mr. Azoff and the Azoff Trust held 15,376 restricted shares of Front Line’s common stock from a June 2007 grant which cliff vest at the end of the required service period on October 29, 2013. As of the date of the Merger and December 31, 2010, there were 5,047 restricted shares of common stock of Front Line outstanding with various employees and consultants. Because of a put arrangement involving these restricted shares, these awards were classified as liabilities. Refer to Note 11—Stockholders’ Equity for further discussion of the put arrangements.

The fair value of all Front Line liability awards was measured each period. Stock-based compensation expense was calculated for each award as the total fair value of the award multiplied by the portion of the service period completed at the end of the period. As of December 31, 2010, the Company had recorded a liability of $29.2 million in other long-term liabilities on the balance sheets for all Front Line liability awards.

No Front Line awards were granted, forfeited, or vested from the date of the Merger through December 31, 2010.

The Company recorded $9.8 million relating to all Front Line awards from the date of the Merger through December 31, 2010 as a component of selling, general and administrative expenses.

In the first quarter of 2011, the Company acquired all of the remaining equity interests of Front Line that it did not previously own in a series of transactions. See Note 3—Acquisitions for further discussion regarding the Front Line acquisition.

NOTE 13—OTHER INFORMATION

	For the Year ended December 31,
	2011	2010
	(in thousands)

The following details the components of “Other current assets”:
Inventory	$12,947	$18,522
Cash held in escrow	10,405	7,808
Other	3,348	6,153

Total other current assets	$26,700	$32,483

The following details the components of “Other long-term assets”:
Long-term advances	$150,123	$158,099
Debt issuance costs	26,532	31,475
Prepaid rent	23,124	22,919
Other	26,754	13,531

Total other long-term assets	$226,533	$226,024

The following details the components of “Accrued expenses”:
Accrued compensation and benefits	$113,810	$93,133
Accrued event expenses	73,886	74,591
Collections on behalf of others	59,452	44,354
Accrued legal	51,107	27,867
Accrued insurance	44,813	34,928
Accrued royalties	14,586	13,430
Accrued expenses—other	221,912	210,561

Total accrued expenses	$579,566	$498,864

The following details the components of “Other current liabilities”:
Deferred purchase consideration	$9,364	$17,830
Other	15,872	28,661

Total other current liabilities	$25,236	$46,491

The following details the components of “Other long-term liabilities”:
Accrued rent	$51,908	$49,422
Contingent and deferred purchase consideration	13,534	34,827
Stock-based compensation liability	-	29,360
Unrecognized tax benefits	13,357	10,917
Deferred revenue	5,119	1,744
Other	36,775	89,003

Total other long-term liabilities	$120,693	$215,273

NOTE 14—SEGMENT DATA

The Company’s reportable segments are Concerts, Ticketing, Artist Nation, eCommerce and Sponsorship.

The Concerts segment involves the promotion of live music events globally in the Company’s owned and/or operated venues and in rented third-party venues, the production of music festivals and the operation and management of music venues and is the aggregation of the Company’s North American Concerts and International Concerts operating segments. The Ticketing segment involves the management of the Company’s global ticketing operations including providing ticketing software and services to clients and is the aggregation of the Company’s North American Ticketing and International Ticketing operating segments. The Artist Nation segment provides management services to artists and other services including merchandise and VIP tickets and is the aggregation of the Company’s Artist Management and Artist Services operating segments. The eCommerce segment provides online access for customers relating to ticket and event information, sells advertising and banner ads and is responsible for the Company’s primary websites, www.livenation.com and www.ticketmaster.com. The Sponsorship segment manages the development of strategic sponsorship programs in addition to the sale of international, national and local sponsorships and placement of advertising including signage and promotional programs.

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

There are no customers that individually account for more than ten percent of the Company’s consolidated revenue in any year.

The following table presents the results of operations for the Company’s reportable segments for the years ending December 31, 2011, 2010 and 2009:

	Concerts	Ticketing	Artist Nation	eCommerce	Sponsorship	Other	Corporate	Eliminations	Consolidated
	(in thousands)

2011
Revenue	$3,506,188	$1,190,556	$393,129	$144,410	$179,734	$3,487	$-	$(33,506)	$5,383,998
Direct operating expenses	2,946,410	560,655	260,884	22,804	33,171	(1,839)	-	(32,597)	3,789,488
Selling, general and administrative expenses	535,500	364,043	113,199	70,697	26,411	2,119	-	-	1,111,969
Depreciation and amortization	132,441	147,443	50,412	10,628	483	54	2,466	(909)	343,018
Loss (gain) on sale of operating assets	(880)	(101)	1,264	5	-	689	1	-	978
Corporate expenses	-	-	-	-	-	-	112,157	-	112,157
Acquisition transaction expenses	(2,286)	1,314	(7,758)	-	-	-	16,781	-	8,051

Operating income (loss)	$(104,997)	$117,202	$(24,872)	$40,276	$119,669	$2,464	$(131,405)	$-	$18,337

Intersegment revenue	$18,387	$5,045	$8,622	$1,452	$-	$-	$-	$(33,506)	$-
Capital expenditures	$21,436	$71,300	$4,916	$6,822	$4,094	$-	$3,476	$-	$112,044

2010
Revenue	$3,438,350	$1,039,886	$362,159	$87,858	$161,742	$4,324	$(333)	$(30,238)	$5,063,748
Direct operating expenses	2,910,334	502,375	233,016	11,093	28,355	-	1,502	(28,365)	3,658,310
Selling, general and administrative expenses	524,672	325,664	93,995	41,520	25,939	2,701	-	-	1,014,491
Depreciation and amortization	139,129	131,533	41,520	7,474	255	1,362	2,266	(1,873)	321,666
Loss (gain) on sale of operating assets	(4,848)	5,186	20	-	6	6	4	-	374
Corporate expenses	-	-	-	-	-	-	110,252	-	110,252
Acquisition transaction expenses	(2,424)	780	6,277	-	-	-	17,722	-	22,355

Operating income (loss)	$(128,513)	$74,348	$(12,669)	$27,771	$107,187	$255	$(132,079)	$-	$(63,700)

Intersegment revenue	$15,709	$1,167	$13,362	$-	$-	$-	$-	$(30,238)	$-
Capital expenditures	$19,736	$43,099	$996	$2,445	$67	$306	$7,189	$-	$73,838

2009
Revenue	$3,704,322	$61,622	$251,499	$16,205	$161,042	$4,859	$-	$(18,528)	$4,181,021
Direct operating expenses	3,102,212	24,056	202,281	3,228	44,917	(170)	(751)	(18,528)	3,357,245
Selling, general and administrative expenses	510,975	28,381	36,692	17,440	20,179	4,042	-	-	617,709
Depreciation and amortization	129,742	10,275	9,963	5,240	341	276	2,281	-	158,118
Goodwill impairment	9,085	-	-	-	-	-	-	-	9,085
Loss (gain) on sale of operating assets	(2,969)	5	9	-	-	(30)	2	-	(2,983)
Corporate expenses	-	-	-	-	-	-	58,160	-	58,160
Acquisition transaction expenses	1,117	-	-	-	-	50	34,876	-	36,043

Operating income (loss)	$(45,840)	$(1,095)	$2,554	$(9,703)	$95,605	$691	$(94,568)	$-	$(52,356)

Intersegment revenue	$-	$-	$18,528	$-	$-	$-	$-	$(18,528)	$-
Capital expenditures	$37,047	$7,690	$345	$2,956	$320	$998	$1,801	$-	$51,157

The following table provides revenue and long-lived assets for the Company’s foreign operations included in the consolidated amounts above:

	United Kingdom Operations	Other Foreign Operations	Total Foreign Operations	Total Domestic Operations	Consolidated Total
	(in thousands)
2011
Revenue	$686,982	$1,387,295	$2,074,277	$3,309,721	$5,383,998
Long-lived assets	$85,614	$99,459	$185,073	$535,063	$720,136

2010
Revenue	$575,985	$1,044,288	$1,620,273	$3,443,475	$5,063,748
Long-lived assets	$73,634	$82,624	$156,258	$580,806	$737,064

2009
Revenue	$535,795	$918,795	$1,454,590	$2,726,431	$4,181,021
Long-lived assets	$84,235	$113,174	$197,409	$552,575	$749,984

NOTE 15—QUARTERLY RESULTS OF OPERATIONS (Unaudited)

	March 31,		June 30,		September 30,		December 31,
	2011	2010	2011	2010	2011	2010	2011	2010
	(in thousands)
Revenue	$849,409	$723,361	$1,558,882	$1,266,735	$1,790,025	$1,835,806	$1,185,682	$1,237,846
Operating expenses:
Direct operating expenses	547,124	484,756	1,138,151	896,283	1,286,304	1,388,295	817,909	888,976
Selling, general and administrative expenses	272,969	231,596	266,795	252,899	282,462	244,694	289,743	285,302
Depreciation and amortization	77,481	62,633	76,927	64,308	83,341	70,249	105,269	124,476
Loss (gain) on sale of operating assets	1,295	4,571	(660)	(637)	231	(779)	112	(2,781)
Corporate expenses	21,036	37,124	24,590	21,882	27,385	27,660	39,146	23,586
Acquisition transaction expenses	1,665	9,017	706	6,394	5,493	2,581	187	4,363

Operating income (loss)	(72,161)	(106,336)	52,373	25,606	104,809	103,106	(66,684)	(86,076)

Interest expense	29,229	26,561	30,845	29,932	30,388	29,280	29,952	30,754
Loss on extinguishment of debt	-	-	-	21,172	-	-	-	143
Interest income	(527)	(643)	(1,298)	(791)	(1,023)	(709)	(1,367)	(1,628)
Equity in earnings of nonconsolidated affiliates	(994)	(547)	(1,778)	(1,708)	(2,777)	(629)	(2,193)	(2,044)
Other expense (income) — net	(585)	(1,068)	1,331	(565)	6,461	(212)	(700)	(2,344)

Income (loss) from continuing operations before income taxes	(99,284)	(130,639)	23,273	(22,434)	71,760	75,376	(92,376)	(110,957)
Income tax expense (benefit)	(44,942)	(7,991)	6,659	8,408	8,739	10,338	3,320	4,399

Income (loss) from continuing operations	(54,342)	(122,648)	16,614	(30,842)	63,021	65,038	(95,696)	(115,356)
Loss from discontinued operations, net of tax	-	(303)	-	(377)	-	(3,213)	-	(335)

Net income (loss)	(54,342)	(122,951)	16,614	(31,219)	63,021	61,825	(95,696)	(115,691)
Net income (loss) attributable to noncontrolling interests	(5,882)	(738)	3,357	1,568	11,309	10,818	3,829	8,706
Net income (loss) attributable to Live

Nation Entertainment, Inc.	$(48,460)	$(122,213)	$13,257	$(32,787)	$51,712	$51,007	$(99,525)	$(124,397)

Basic and diluted net income (loss) per common share attributable to common stockholders:
Income (loss) from continuing operations attributable to Live
Nation Entertainment, Inc.	$(0.27)	$(0.83)	$0.07	$(0.19)	$0.28	$0.32	$(0.53)	$(0.72)
Loss from discontinued operations attributable to Live
Nation Entertainment, Inc.	-	-	-	-	-	(0.02)	-	-
Net income (loss) attributable to Live

Nation Entertainment, Inc.	$(0.27)	$(0.83)	$0.07	$(0.19)	$0.28	$0.30	$(0.53)	$(0.72)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and our board of directors.

Based on their evaluation as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting. The attestation report is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Live Nation Entertainment, Inc.

We have audited Live Nation Entertainment, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Live Nation Entertainment, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Live Nation Entertainment, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Live Nation Entertainment, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Live Nation Entertainment, Inc. and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 23, 2012

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

(a)1. Financial Statements.

The following consolidated financial statements are included in Item 8:

(a)2. Financial Statement Schedule.

The following financial statement schedule for the years ended December 31, 2011, 2010 and 2009 is filed as part of this report and should be read in conjunction with the consolidated financial statements.

Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

LIVE NATION ENTERTAINMENT, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

Description	Balance at Beginning of Period	Charges of Costs, Expenses and Other	Write-off of Accounts Receivable	Other		Balance at End of Period
			(in thousands)
Year ended December 31, 2009	$10,376	$6,877	$(8,676)	$(347)	(1)	$8,230

Year ended December 31, 2010	$8,230	$4,666	$(2,342)	$344	(2)	$10,898

Year ended December 31, 2011	$10,898	$6,440	$(243)	$(109)	(2)	$16,986

(1)	Reclassification of allowance for doubtful accounts to long-term assets and elimination of allowance for doubtful accounts resulting from dispositions.

(2)	Foreign currency adjustments.

LIVE NATION ENTERTAINMENT, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Deferred Tax Asset Valuation Allowance

Description	Balance at Beginning of Period	Charges of Costs, Expenses and Other (1)	Deletions	Other (1)	Balance at End of Period
			(in thousands)
Year ended December 31, 2009	$180,792	$17,848	$-	$(6,879)	$191,761

Year ended December 31, 2010	$191,761	$55,269	$-	$64,107	$311,137

Year ended December 31, 2011	$311,137	$7,412	$-	$5,717	$324,266

(1)	During 2011, 2010 and 2009, the valuation allowance was adjusted for acquisitions and divestitures.

(a)3. Exhibits.

		Incorporated by Reference					Filed
Exhibit							Here
No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	with
2.1	Agreement and Plan of Merger, dated February 10, 2009, between Ticketmaster Entertainment, Inc. and Live Nation, Inc.	8-K	001-32601	2.1	2/13/2009	Live Nation Entertainment, Inc.
3.1	Amended and Restated Certificate of Incorporation of Live Nation Entertainment, Inc., as amended.	10-K	001-32601	3.1	2/25/2010	Live Nation Entertainment, Inc.
3.2	Third Amended and Restated Bylaws of Live Nation, Inc.	8-K	001-32601	3.1	6/20/2011	Live Nation Entertainment, Inc.
4.1	Rights Agreement, dated December 21, 2005, between CCE Spinco, Inc. and The Bank of New York, as Rights Agent.	8-K	001-32601	4.1	12/23/2005	Live Nation Entertainment, Inc.
4.2	First Amendment to Rights Agreement, dated February 25, 2009, between Live Nation, Inc. and The Bank of New York Mellon, as Rights Agent.	8-K	001-32601	4.1	3/3/2009	Live Nation Entertainment, Inc.
4.3	Second Amendment to Rights Agreement, effective as of September 23, 2011, entered into by and between Live Nation Entertainment, Inc. and The Bank of New York Mellon, as rights agent.	8-K	001-32601	4.1	9/28/2011	Live Nation Entertainment, Inc.
4.4	Form of Certificate of Designations of Series A Junior Participating Preferred Stock.	8-K	001-32601	4.2	12/23/2005	Live Nation Entertainment, Inc.
4.5	Form of Right Certificate.	8-K	001-32601	4.3	12/23/2005	Live Nation Entertainment, Inc.
10.1	Second Amended and Restated Certificate of Incorporation of Live Nation Holdco #2, Inc.	8-K	001-32601	10.2	7/23/2008	Live Nation Entertainment, Inc.
10.2	Indenture, dated July 16, 2007, between Live Nation, Inc. and Wells Fargo Bank, N.A., as Trustee.	8-K	001-32601	4.1	7/16/2007	Live Nation Entertainment, Inc.
10.3	Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors identified therein and The Bank of New York Mellon, as Trustee.	S-1	333-152702	10.21	8/1/2008	Ticketmaster Entertainment LLC
10.4	First Supplemental Indenture, dated August 20, 2008, to the Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors identified therein and The Bank of New York Mellon, as Trustee.	8-K	001-34064	4.1	8/25/2008	Ticketmaster Entertainment LLC
10.5	Second Supplemental Indenture, dated April 30, 2009, to the Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors identified therein and The Bank of New York Mellon, as Trustee.	10-Q	001-34064	10.2	8/13/2009	Ticketmaster Entertainment LLC
10.6	Third Supplemental Indenture, dated July 23, 2009, to the Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors identified therein and The Bank of New York Mellon, as Trustee.	10-Q	001-34064	10.3	8/13/2009	Ticketmaster Entertainment LLC
10.7	Fourth Supplemental Indenture, dated January 25, 2010, to the Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors named therein and The Bank of New York Mellon, as Trustee.	8-K	001-32601	4.1	1/29/2010	Live Nation Entertainment, Inc.
10.8	Fifth Supplemental Indenture, dated as of April 30, 2010, to the Indenture dated July 28, 2008, among Ticketmaster, the Guarantors named therein and The Bank of New York Mellon, as Trustee.	10-Q	001-32601	10.1	8/5/2010	Live Nation Entertainment, Inc.
10.9	Sixth Supplemental Indenture, entered into as of May 6, 2010, to the Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors named therein and The Bank of New York Mellon, as Trustee.	10-Q	001-32601	10.2	8/5/2010	Live Nation Entertainment, Inc.
10.10	Seventh Supplemental Indenture, entered into as of February 14, 2011, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I attached thereto, Career Artist Management LLC, and The Bank of New York Mellon Trust Company, N.A., as Trustee.	10-Q	001-32601	10.4	5/5/2011	Live Nation Entertainment, Inc.

		Incorporated by Reference					Filed
Exhibit							Here
No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	with
10.11	Eighth Supplemental Indenture, entered into as of August 4, 2011, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I attached thereto, Vector Management LLC, Vector West, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.2	11/3/2011	Live Nation Entertainment, Inc.
10.12	Ninth Supplemental Indenture, entered into as of January 4, 2012, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I attached thereto, Live Nation LG Tours LLC (USA), LLC and The Bank of New York Mellon Trust Company, N.A. as trustee.						X
10.13	Lockup and Registration Rights Agreement, dated May 26, 2006, among Live Nation, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc. and the other parties set forth therein.	8-K	001-32601	4.1	6/2/2006	Live Nation Entertainment, Inc.
10.14	Lockup and Registration Rights Agreement, executed September 12, 2007, among Live Nation, Inc., SAMCO Investments Ltd. and Michael Cohl.	8-K	001-32601	4.1	9/13/2007	Live Nation Entertainment, Inc.
10.15	First Amendment to Lockup and Registration Rights Agreement, executed September 12, 2007, among Live Nation, Inc., Samco Investments Ltd. and Michael Cohl.	10-Q	001-32601	4.1	5/8/2008	Live Nation Entertainment, Inc.
10.16	Voting Agreement, dated February 10, 2009, between Liberty USA Holdings, LLC and Live Nation, Inc.	8-K	001-32601	10.1	2/13/2009	Live Nation Entertainment, Inc.
10.17	Stockholder Agreement, dated February 10, 2009, among Live Nation, Inc., Liberty Media Corporation, Liberty USA Holdings, LLC and Ticketmaster Entertainment, Inc.	8-K	001-32601	10.2	2/13/2009	Live Nation Entertainment, Inc.
10.18	Note, dated January 24, 2010, among Ticketmaster Entertainment, Inc., Azoff Family Trust of 1997 and Irving Azoff.	10-K	001-32601	10.17	2/25/2010	Live Nation Entertainment, Inc.
10.19	Registration Rights Agreement, dated January 25, 2010, among Live Nation, Inc., Liberty Media Corporation and Liberty Media Holdings USA, LLC.	8-K	001-32601	10.1	1/29/2010	Live Nation Entertainment, Inc.
10.20	Tax Matters Agreement, dated December 21, 2005, among CCE Spinco, Inc., CCE Holdco #2, Inc. and Clear Channel Communications, Inc.	8-K	001-32601	10.2	12/23/2005	Live Nation Entertainment, Inc.
10.21	Tax Sharing Agreement, dated August 20, 2008, among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	8-K	001-34064	10.2	8/25/2008	Ticketmaster Entertainment LLC
10.22	Form of Indemnification Agreement.	10-K	001-32601	10.23	2/25/2010	Live Nation Entertainment, Inc.
10.23 §	Live Nation Entertainment, Inc. 2005 Stock Incentive Plan, as amended and restated as of April 15, 2011.	8-K	001-32601	10.3	6/20/2011	Live Nation Entertainment, Inc.
10.24 §	Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	S-8	333-164507	10.1	1/26/2010	Live Nation Entertainment, Inc.
10.25	Amendment No. 1 to the Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	10-Q	001-32601	10.1	11/4/2010	Live Nation Entertainment, Inc.
10.26 §	Live Nation Entertainment, Inc. 2006 Annual Incentive Plan, as amended and restated as of April 15, 2011.	8-K	001-32601	10.2	6/20/2011	Live Nation Entertainment, Inc.
10.27 §	Amended and Restated Live Nation, Inc. Stock Bonus Plan.	8-K	001-32601	10.1	1/25/2010	Live Nation Entertainment, Inc.
10.28 §	Employment Agreement, dated October 21, 2009, among Live Nation, Inc., Live Nation Worldwide, Inc. and Michael Rapino.	8-K	001-32601	10.1	10/22/2009	Live Nation Entertainment, Inc.

		Incorporated by Reference					Filed
Exhibit							Here
No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	with
10.29 §	Employment Agreement, dated October 21, 2009, among Irving Azoff, Ticketmaster Entertainment, Inc. and the Azoff Family Trust of 1997.	8-K	001-34064	10.1	10/22/2009	Ticketmaster Entertainment LLC
10.30 §	Amended and Restated Employment Agreement, dated October 21, 2009, between Front Line Management Group, Inc. and Irving Azoff.	8-K	001-34064	10.2	10/22/2009	Ticketmaster Entertainment LLC
10.31 §	Restricted Stock Award Agreement, dated June 8, 2007, between Front Line Management Group, Inc. and Irving Azoff.	8-K	001-34064	10.4	11/4/2008	Ticketmaster Entertainment LLC
10.32 §	Amended and Restated Employment Agreement, effective September 1, 2009, between Live Nation Worldwide, Inc. and Michael G. Rowles.	8-K	001-32601	10.2	10/22/2009	Live Nation Entertainment, Inc.
10.33 §	Amended and Restated Employment Agreement, effective September 1, 2009, between Live Nation Worldwide, Inc. and Kathy Willard.	8-K	001-32601	10.3	10/22/2009	Live Nation Entertainment, Inc.
10.34 §	Employment Agreement, effective December 17, 2007, between Live Nation Worldwide, Inc. and Brian Capo.	10-Q	001-32601	10.4	8/7/2008	Live Nation Entertainment, Inc.
10.35 §	First Amendment to Employment Agreement, effective December 31, 2008, between Live Nation Worldwide, Inc. and Brian Capo.	10-K	001-32601	10.30	3/5/2009	Live Nation Entertainment, Inc.
10.36 §	Second Amendment to Employment Agreement, effective October 22, 2009, between Live Nation Worldwide, Inc. and Brian Capo.	10-K	001-32601	10.55	2/25/2010	Live Nation Entertainment, Inc.
10.37 §	Employment Agreement, effective February 1, 2007, between Live Nation Worldwide, Inc. and Nathan Hubbard.	10-Q	001-32601	10.1	5/10/2010	Live Nation Entertainment, Inc.
10.38 §	First Amendment to Employment Agreement, effective March 1, 2009, between Live Nation Worldwide, Inc. and Nathan Hubbard.	10-Q	001-32601	10.2	5/10/2010	Live Nation Entertainment, Inc.
10.39 §	Second Amendment to Employment Agreement, effective January 1, 2011, by and between Live Nation Worldwide, Inc. and Nathan Hubbard.	8-K	001-32601	10.1	10/14/2011	Live Nation Entertainment, Inc.
10.40	Indenture dated as of May 6, 2010 by and among Live Nation Entertainment, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.3	8/5/2010	Live Nation Entertainment, Inc.
10.41	First Supplemental Indenture, entered into as of February 14, 2011, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I attached thereto, Career Artist Management LLC, and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.3	5/5/2011	Live Nation Entertainment, Inc.
10.42	Second Supplemental Indenture, entered into as of August 4, 2011, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I attached thereto, Vector Management LLC, Vector West, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	001-32601	10.1	11/3/2009	Live Nation Entertainment, Inc.
10.43	Third Supplemental Indenture, entered into as of January 4, 2012, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I attached thereto, Live Nation LG Tours (USA), LLC, and The Bank of New York Mellon Trust Company, N.A., as trustee.						X
10.44	Credit Agreement entered into as of May 6, 2010, among Live Nation Entertainment, Inc., the Foreign Borrowers party thereto, the Guarantors identified therein, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent and J.P. Morgan Europe Limited, as London Agent.	10-Q	001-32601	10.4	8/5/2010	Live Nation Entertainment, Inc.

		Incorporated by Reference					Filed
Exhibit							Here
No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	with
10.45	Stock Purchase Agreement, dated as of February 4, 2011, by and among Live Nation Entertainment, Inc., FLMG Holdings Corp., Irving Azoff, the Azoff Family Trust of 1997, dated May 27, 1997, as amended, Madison Square Garden, L.P., LNE Holdings, LLC, and Front Line Management Group, Inc.	8-K	001-32601	10.1	2/7/2011	Live Nation Entertainment, Inc.
10.46	Subscription Agreement, dated as of February 4, 2011, by and between Liberty Media Corporation and Live Nation Entertainment, Inc.	8-K	001-32601	10.2	2/7/2011	Live Nation Entertainment, Inc.
12.1	Computation of Ratio of Earnings to Fixed Charges.						X
14.1	Code of Business Conduct and Ethics.						X
21.1	Subsidiaries of the Company.						X
23.1	Consent of Ernst & Young LLP.						X
24.1	Power of Attorney (see signature page).						X
31.1	Certification of Chief Executive Officer.						X
31.2	Certification of Chief Financial Officer.						X
32.1	Section 1350 Certification of Chief Executive Officer.						X
32.2	Section 1350 Certification of Chief Financial Officer.						X
101.INS *	XBRL Instance Document						X
101.SCH *	XBRL Taxonomy Schema Document						X
101.CAL *	XBRL Taxonomy Calculation Linkbase Document						X
101.DEF *	XBRL Taxonomy Definition Linkbase Document						X
101.LAB *	XBRL Taxonomy Label Linkbase Document						X
101.PRE *	XBRL Taxonomy Presentation Linkbase Document						X

§	Management contract or compensatory plan or arrangement.
*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The Company has not filed long-term debt instruments of its subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2012.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael Rapino Michael Rapino	President and Chief Executive Officer and Director	February 23, 2012

/s/ Irving L. Azoff	Executive Chairman and Chairman	February 23, 2012
Irving L. Azoff

/s/ Kathy Willard	Chief Financial Officer	February 23, 2012
Kathy Willard

/s/ Brian Capo	Chief Accounting Officer	February 23, 2012
Brian Capo

/s/ Mark Carleton	Director	February 23, 2012
Mark Carleton

/s/ James Dolan	Director	February 23, 2012
James Dolan

/s/ Jonathan Dolgen	Director	February 23, 2012
Jonathan Dolgen

/s/ Ariel Emanuel	Director	February 23, 2012
Ariel Emanuel

/s/ Robert Ted Enloe, III	Director	February 23, 2012
Robert Ted Enloe, III

Name	Title	Date

/s/ Jeffrey T. Hinson	Director	February 23, 2012
Jeffrey T. Hinson

/s/ James S. Kahan	Director	February 23, 2012
James S. Kahan

/s/ Gregory B. Maffei	Director	February 23, 2012
Gregory B. Maffei

/s/ Randall T. Mays	Director	February 23, 2012
Randall T. Mays

/s/ Mark S. Shapiro	Director	February 23, 2012
Mark S. Shapiro

EXHIBIT INDEX

		Incorporated by Reference					Filed
Exhibit							Here
No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	with
2.1	Agreement and Plan of Merger, dated February 10, 2009, between Ticketmaster Entertainment, Inc. and Live Nation, Inc.	8-K	001-32601	2.1	2/13/2009	Live Nation Entertainment, Inc.
3.1	Amended and Restated Certificate of Incorporation of Live Nation Entertainment, Inc., as amended.	10-K	001-32601	3.1	2/25/2010	Live Nation Entertainment, Inc.
3.2	Third Amended and Restated Bylaws of Live Nation, Inc.	8-K	001-32601	3.1	6/20/2011	Live Nation Entertainment, Inc.
4.1	Rights Agreement, dated December 21, 2005, between CCE Spinco, Inc. and The Bank of New York, as Rights Agent.	8-K	001-32601	4.1	12/23/2005	Live Nation Entertainment, Inc.
4.2	First Amendment to Rights Agreement, dated February 25, 2009, between Live Nation, Inc. and The Bank of New York Mellon, as Rights Agent.	8-K	001-32601	4.1	3/3/2009	Live Nation Entertainment, Inc.
4.3	Second Amendment to Rights Agreement, effective as of September 23, 2011, entered into by and between Live Nation Entertainment, Inc. and The Bank of New York Mellon, as rights agent.	8-K	001-32601	4.1	9/28/2011	Live Nation Entertainment, Inc.
4.4	Form of Certificate of Designations of Series A Junior Participating Preferred Stock.	8-K	001-32601	4.2	12/23/2005	Live Nation Entertainment, Inc.
4.5	Form of Right Certificate.	8-K	001-32601	4.3	12/23/2005	Live Nation Entertainment, Inc.
10.1	Second Amended and Restated Certificate of Incorporation of Live Nation Holdco #2, Inc.	8-K	001-32601	10.2	7/23/2008	Live Nation Entertainment, Inc.
10.2	Indenture, dated July 16, 2007, between Live Nation, Inc. and Wells Fargo Bank, N.A., as Trustee.	8-K	001-32601	4.1	7/16/2007	Live Nation Entertainment, Inc.
10.3	Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors identified therein and The Bank of New York Mellon, as Trustee.	S-1	333-152702	10.21	8/1/2008	Ticketmaster Entertainment LLC
10.4	First Supplemental Indenture, dated August 20, 2008, to the Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors identified therein and The Bank of New York Mellon, as Trustee.	8-K	001-34064	4.1	8/25/2008	Ticketmaster Entertainment LLC
10.5	Second Supplemental Indenture, dated April 30, 2009, to the Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors identified therein and The Bank of New York Mellon, as Trustee.	10-Q	001-34064	10.2	8/13/2009	Ticketmaster Entertainment LLC
10.6	Third Supplemental Indenture, dated July 23, 2009, to the Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors identified therein and The Bank of New York Mellon, as Trustee.	10-Q	001-34064	10.3	8/13/2009	Ticketmaster Entertainment LLC
10.7	Fourth Supplemental Indenture, dated January 25, 2010, to the Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors named therein and The Bank of New York Mellon, as Trustee.	8-K	001-32601	4.1	1/29/2010	Live Nation Entertainment, Inc.
10.8	Fifth Supplemental Indenture, dated as of April 30, 2010, to the Indenture dated July 28, 2008, among Ticketmaster, the Guarantors named therein and The Bank of New York Mellon, as Trustee.	10-Q	001-32601	10.1	8/5/2010	Live Nation Entertainment, Inc.
10.9	Sixth Supplemental Indenture, entered into as of May 6, 2010, to the Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors named therein and The Bank of New York Mellon, as Trustee.	10-Q	001-32601	10.2	8/5/2010	Live Nation Entertainment, Inc.
10.10	Seventh Supplemental Indenture, entered into as of February 14, 2011, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I attached thereto, Career Artist Management LLC, and The Bank of New York Mellon Trust Company, N.A., as Trustee.	10-Q	001-32601	10.4	5/5/2011	Live Nation Entertainment, Inc.

		Incorporated by Reference					Filed
Exhibit							Here
No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	with
10.11	Eighth Supplemental Indenture, entered into as of August 4, 2011, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I attached thereto, Vector Management LLC, Vector West, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.2	11/3/2011	Live Nation Entertainment, Inc.
10.12	Ninth Supplemental Indenture, entered into as of January 4, 2012, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I attached thereto, Live Nation LG Tours LLC (USA), LLC and The Bank of New York Mellon Trust Company, N.A. as trustee.						X
10.13	Lockup and Registration Rights Agreement, dated May 26, 2006, among Live Nation, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc. and the other parties set forth therein.	8-K	001-32601	4.1	6/2/2006	Live Nation Entertainment, Inc.
10.14	Lockup and Registration Rights Agreement, executed September 12, 2007, among Live Nation, Inc., SAMCO Investments Ltd. and Michael Cohl.	8-K	001-32601	4.1	9/13/2007	Live Nation Entertainment, Inc.
10.15	First Amendment to Lockup and Registration Rights Agreement, executed September 12, 2007, among Live Nation, Inc., Samco Investments Ltd. and Michael Cohl.	10-Q	001-32601	4.1	5/8/2008	Live Nation Entertainment, Inc.
10.16	Voting Agreement, dated February 10, 2009, between Liberty USA Holdings, LLC and Live Nation, Inc.	8-K	001-32601	10.1	2/13/2009	Live Nation Entertainment, Inc.
10.17	Stockholder Agreement, dated February 10, 2009, among Live Nation, Inc., Liberty Media Corporation, Liberty USA Holdings, LLC and Ticketmaster Entertainment, Inc.	8-K	001-32601	10.2	2/13/2009	Live Nation Entertainment, Inc.
10.18	Note, dated January 24, 2010, among Ticketmaster Entertainment, Inc., Azoff Family Trust of 1997 and Irving Azoff.	10-K	001-32601	10.17	2/25/2010	Live Nation Entertainment, Inc.
10.19	Registration Rights Agreement, dated January 25, 2010, among Live Nation, Inc., Liberty Media Corporation and Liberty Media Holdings USA, LLC.	8-K	001-32601	10.1	1/29/2010	Live Nation Entertainment, Inc.
10.20	Tax Matters Agreement, dated December 21, 2005, among CCE Spinco, Inc., CCE Holdco #2, Inc. and Clear Channel Communications, Inc.	8-K	001-32601	10.2	12/23/2005	Live Nation Entertainment, Inc.
10.21	Tax Sharing Agreement, dated August 20, 2008, among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	8-K	001-34064	10.2	8/25/2008	Ticketmaster Entertainment LLC
10.22	Form of Indemnification Agreement.	10-K	001-32601	10.23	2/25/2010	Live Nation Entertainment, Inc.
10.23 §	Live Nation Entertainment, Inc. 2005 Stock Incentive Plan, as amended and restated as of April 15, 2011.	8-K	001-32601	10.3	6/20/2011	Live Nation Entertainment, Inc.
10.24 §	Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	S-8	333-164507	10.1	1/26/2010	Live Nation Entertainment, Inc.
10.25	Amendment No. 1 to the Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	10-Q	001-32601	10.1	11/4/2010	Live Nation Entertainment, Inc.
10.26 §	Live Nation Entertainment, Inc. 2006 Annual Incentive Plan, as amended and restated as of April 15, 2011.	8-K	001-32601	10.2	6/20/2011	Live Nation Entertainment, Inc.
10.27 §	Amended and Restated Live Nation, Inc. Stock Bonus Plan.	8-K	001-32601	10.1	1/25/2010	Live Nation Entertainment, Inc.
10.28 §	Employment Agreement, dated October 21, 2009, among Live Nation, Inc., Live Nation Worldwide, Inc. and Michael Rapino.	8-K	001-32601	10.1	10/22/2009	Live Nation Entertainment, Inc.

		Incorporated by Reference					Filed
Exhibit							Here
No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	with
10.29 §	Employment Agreement, dated October 21, 2009, among Irving Azoff, Ticketmaster Entertainment, Inc. and the Azoff Family Trust of 1997.	8-K	001-34064	10.1	10/22/2009	Ticketmaster Entertainment LLC
10.30 §	Amended and Restated Employment Agreement, dated October 21, 2009, between Front Line Management Group, Inc. and Irving Azoff.	8-K	001-34064	10.2	10/22/2009	Ticketmaster Entertainment LLC
10.31 §	Restricted Stock Award Agreement, dated June 8, 2007, between Front Line Management Group, Inc. and Irving Azoff.	8-K	001-34064	10.4	11/4/2008	Ticketmaster Entertainment LLC
10.32 §	Amended and Restated Employment Agreement, effective September 1, 2009, between Live Nation Worldwide, Inc. and Michael G. Rowles.	8-K	001-32601	10.2	10/22/2009	Live Nation Entertainment, Inc.
10.33 §	Amended and Restated Employment Agreement, effective September 1, 2009, between Live Nation Worldwide, Inc. and Kathy Willard.	8-K	001-32601	10.3	10/22/2009	Live Nation Entertainment, Inc.
10.34 §	Employment Agreement, effective December 17, 2007, between Live Nation Worldwide, Inc. and Brian Capo.	10-Q	001-32601	10.4	8/7/2008	Live Nation Entertainment, Inc.
10.35 §	First Amendment to Employment Agreement, effective December 31, 2008, between Live Nation Worldwide, Inc. and Brian Capo.	10-K	001-32601	10.30	3/5/2009	Live Nation Entertainment, Inc.
10.36 §	Second Amendment to Employment Agreement, effective October 22, 2009, between Live Nation Worldwide, Inc. and Brian Capo.	10-K	001-32601	10.55	2/25/2010	Live Nation Entertainment, Inc.
10.37 §	Employment Agreement, effective February 1, 2007, between Live Nation Worldwide, Inc. and Nathan Hubbard.	10-Q	001-32601	10.1	5/10/2010	Live Nation Entertainment, Inc.
10.38 §	First Amendment to Employment Agreement, effective March 1, 2009, between Live Nation Worldwide, Inc. and Nathan Hubbard.	10-Q	001-32601	10.2	5/10/2010	Live Nation Entertainment, Inc.
10.39 §	Second Amendment to Employment Agreement, effective January 1, 2011, by and between Live Nation Worldwide, Inc. and Nathan Hubbard.	8-K	001-32601	10.1	10/14/2011	Live Nation Entertainment, Inc.
10.40	Indenture dated as of May 6, 2010 by and among Live Nation Entertainment, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.3	8/5/2010	Live Nation Entertainment, Inc.
10.41	First Supplemental Indenture, entered into as of February 14, 2011, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I attached thereto, Career Artist Management LLC, and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.3	5/5/2011	Live Nation Entertainment, Inc.
10.42	Second Supplemental Indenture, entered into as of August 4, 2011, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I attached thereto, Vector Management LLC, Vector West, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	001-32601	10.1	11/3/2009	Live Nation Entertainment, Inc.
10.43	Third Supplemental Indenture, entered into as of January 4, 2012, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I attached thereto, Live Nation LGTours (USA), LLC, and The Bank of New York Mellon Trust Company, N.A., as trustee.						X
10.44	Credit Agreement entered into as of May 6, 2010, among Live Nation Entertainment, Inc., the Foreign Borrowers party thereto, the Guarantors identified therein, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent and J.P. Morgan Europe Limited, as London Agent.	10-Q	001-32601	10.4	8/5/2010	Live Nation Entertainment, Inc.

		Incorporated by Reference					Filed
Exhibit							Here
No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	with
10.45	Stock Purchase Agreement, dated as of February 4, 2011, by and among Live Nation Entertainment, Inc., FLMG Holdings Corp., Irving Azoff, the Azoff Family Trust of 1997, dated May 27, 1997, as amended, Madison Square Garden, L.P., LNE Holdings, LLC, and Front Line Management Group, Inc.	8-K	001-32601	10.1	2/7/2011	Live Nation Entertainment, Inc.
10.46	Subscription Agreement, dated as of February 4, 2011, by and between Liberty Media Corporation and Live Nation Entertainment, Inc.	8-K	001-32601	10.2	2/7/2011	Live Nation Entertainment, Inc.
12.1	Computation of Ratio of Earnings to Fixed Charges.						X
14.1	Code of Business Conduct and Ethics.						X
21.1	Subsidiaries of the Company.						X
23.1	Consent of Ernst & Young LLP.						X
24.1	Power of Attorney (see signature page).						X
31.1	Certification of Chief Executive Officer.						X
31.2	Certification of Chief Financial Officer.						X
32.1	Section 1350 Certification of Chief Executive Officer.						X
32.2	Section 1350 Certification of Chief Financial Officer.						X
101.INS *	XBRL Instance Document						X
101.SCH *	XBRL Taxonomy Schema Document						X
101.CAL *	XBRL Taxonomy Calculation Linkbase Document						X
101.DEF *	XBRL Taxonomy Definition Linkbase Document						X
101.LAB *	XBRL Taxonomy Label Linkbase Document						X
101.PRE *	XBRL Taxonomy Presentation Linkbase Document						X

§	Management contract or compensatory plan or arrangement.
*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The Company has not filed long-term debt instruments of its subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.