Form 10-Q
period 2012-03-31
Live Nation Entertainment, Inc.
filed 2012-05-10
CIK 1335258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012,

or

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

On May 3, 2012, there were 190,241,133 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 3,368,720 shares of unvested restricted stock awards and excluding 96,514 shares held in treasury.

LIVE NATION ENTERTAINMENT, INC.

LIVE NATION ENTERTAINMENT, INC.

GLOSSARY OF KEY TERMS

AMG	Academy Music Holdings Limited Group
AOI	Adjusted operating income (loss)
Azoff Trust	The Azoff Family Trust of 1997, of which Irving Azoff is co-Trustee
BigChampagne	BigChampagne, LLC
Cablevision	Cablevision Systems Corporation
Clear Channel	Clear Channel Communications, Inc.
Company	Live Nation Entertainment, Inc. and subsidiaries
CTS	CTS Eventim AG
FASB	Financial Accounting Standards Board
FLMG	FLMG Holdings Corp., a wholly-owned subsidiary of Live Nation
Front Line	Front Line Management Group, Inc.
GAAP	United States Generally Accepted Accounting Principles
Liberty Media	Liberty Media Corporation
Live Nation	Live Nation Entertainment, Inc., formerly known as Live Nation, Inc., and subsidiaries
Merger	Merger between Live Nation, Inc. and Ticketmaster Entertainment, Inc. announced in February 2009 and consummated in January 2010
Merger Agreement	Agreement and Plan of Merger, dated February 10, 2009 and consummated on January 25, 2010, between Live Nation, Inc. and Ticketmaster Entertainment, Inc.
MSG	The Madison Square Garden Company
SEC	United States Securities and Exchange Commission
Separation	The contribution and transfer by Clear Channel of substantially all of its entertainment assets and liabilities to Live Nation
Serviticket	Serviticket, S.A.
TGLP	Ticketmaster Group Limited Partnership
Ticketmaster

For periods prior to May 6, 2010, Ticketmaster means Ticketmaster Entertainment LLC and its predecessor companies (including without limitation Ticketmaster Entertainment, Inc.); for periods on and after May 6, 2010, Ticketmaster means the Ticketmaster ticketing business of the Company

TicketsNow	TNow Entertainment Group, Inc.
T-Shirt Printers	T-Shirt Printers Pty. Limited
Vector	Vector Management LLC and Vector West LLC

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

LIVE NATION ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(unaudited)	(audited)
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$1,071,412	$844,253
Accounts receivable, less allowance of $15,049 as of March 31, 2012 and $16,986 as of December 31, 2011	421,919	389,346
Prepaid expenses	504,463	316,491
Other current assets	35,015	26,700

Total current assets	2,032,809	1,576,790
Property, plant and equipment
Land, buildings and improvements	853,059	851,812
Computer equipment and capitalized software	272,088	261,475
Furniture and other equipment	176,447	172,250
Construction in progress	69,013	60,652

	1,370,607	1,346,189
Less accumulated depreciation	655,732	626,053

	714,875	720,136
Intangible assets
Definite-lived intangible assets, net	846,147	873,712
Indefinite-lived intangible assets	377,465	377,160
Goodwill	1,277,732	1,257,644
Investments in nonconsolidated affiliates	60,118	55,796
Other long-term assets	240,593	226,533

Total assets	$5,549,739	$5,087,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, client accounts	$568,419	$473,956
Accounts payable	109,776	87,627
Accrued expenses	549,815	579,566
Deferred revenue	713,989	273,536
Current portion of long-term debt	51,218	52,632
Other current liabilities	19,536	25,236

Total current liabilities	2,012,753	1,492,553
Long-term debt, net	1,662,167	1,663,056
Long-term deferred income taxes	177,433	186,298
Other long-term liabilities	113,068	120,693
Commitments and contingent liabilities (Note 5)

Redeemable noncontrolling interests	8,824	8,277

Stockholders’ equity
Common stock	1,869	1,868
Additional paid-in capital	2,248,130	2,243,587
Accumulated deficit	(814,341)	(745,191)
Cost of shares held in treasury	(475)	(2,787)
Accumulated other comprehensive loss	(11,056)	(36,374)

Total Live Nation Entertainment, Inc. stockholders’ equity	1,424,127	1,461,103
Noncontrolling interests	151,367	155,791

Total stockholders’ equity	1,575,494	1,616,894

Total liabilities and stockholders’ equity	$5,549,739	$5,087,771

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(in thousands except share and per share data)
Revenue	$867,997	$849,409
Operating expenses:
Direct operating expenses	538,714	547,124
Selling, general and administrative expenses	268,135	272,969
Depreciation and amortization	79,713	77,481
Loss (gain) on sale of operating assets	(288)	1,295
Corporate expenses	23,217	21,036
Acquisition transaction expenses	1,309	1,665

Operating loss	(42,803)	(72,161)

Interest expense	29,710	29,229
Interest income	(900)	(527)
Equity in earnings of nonconsolidated affiliates	(3,881)	(994)
Other income — net	(1,782)	(585)

Loss before income taxes	(65,950)	(99,284)
Income tax expense (benefit)	4,278	(44,942)

Net loss	(70,228)	(54,342)
Net loss attributable to noncontrolling interests	(1,078)	(5,882)

Net loss attributable to Live Nation Entertainment, Inc.	$(69,150)	$(48,460)

Basic and diluted net loss per common share attributable to common stockholders of Live Nation Entertainment, Inc.	$(0.37)	$(0.27)

Weighted average common shares outstanding:
Basic and diluted	186,521,520	176,292,809

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net loss	$(70,228)	$(54,342)
Other comprehensive income (loss), net of tax:
Unrealized loss on cash flow hedges	(5)	(44)
Change in funded status of defined benefit pension plan	-	(24)
Foreign currency translation adjustments	25,323	45,515

Comprehensive loss	(44,910)	(8,895)
Comprehensive loss attributable to noncontrolling interests	(1,078)	(5,882)

Comprehensive loss attributable to Live Nation Entertainment, Inc.	$(43,832)	$(3,013)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(70,228)	$(54,342)
Reconciling items:
Depreciation	28,936	28,947
Amortization	50,777	48,534
Deferred income tax benefit	(3,605)	(31,341)
Amortization of debt issuance costs and discount/premium, net	3,403	3,176
Non-cash compensation expense	8,979	24,707
Unrealized changes in fair value of contingent consideration	157	(4,581)
Loss (gain) on sale of operating assets	(288)	1,295
Equity in earnings of nonconsolidated affiliates	(3,881)	(994)
Other, net	(50)	315
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(26,374)	(48,414)
Increase in prepaid expenses	(181,927)	(78,273)
Increase in other assets	(29,215)	(36,744)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	54,787	(22,074)
Increase in deferred revenue	433,301	297,557

Net cash provided by operating activities	264,772	127,768

CASH FLOWS FROM INVESTING ACTIVITIES
Collections and advances of notes receivable	544	(459)
Distributions from nonconsolidated affiliates	540	340
Investments made in nonconsolidated affiliates	(864)	(486)
Purchases of property, plant and equipment	(28,017)	(18,211)
Proceeds from disposal of operating assets, net of cash divested	5,648	2,684
Cash paid for acquisitions, net of cash acquired	-	(7,289)
Purchases of intangible assets	(10,002)	(107)
Increase in other, net	(19)	(664)

Net cash used in investing activities	(32,170)	(24,192)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	29,587	(756)
Payments on long-term debt	(36,844)	(5,567)
Contributions from noncontrolling interests	130	-
Distributions to and purchases/sales of noncontrolling interests	(3,226)	(48,579)
Proceeds from exercise of stock options	408	1,003
Proceeds from sale of common stock	-	18,836
Payments for deferred and contingent consideration	(10,585)	(10,307)

Net cash used in financing activities	(20,530)	(45,370)
Effect of exchange rate changes on cash and cash equivalents	15,087	36,222

Net increase in cash and cash equivalents	227,159	94,428
Cash and cash equivalents at beginning of period	844,253	892,758

Cash and cash equivalents at end of period	$1,071,412	$987,186

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

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

The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K filed with the SEC on February 24, 2012.

Seasonality

Due to the seasonal nature of shows at outdoor amphitheaters and festivals, which primarily occur May through September, the Company experiences higher revenue for the Concerts segment during the second and third quarters. The Artist Nation segment’s revenue is impacted, to a large degree, by the touring schedules of artists it represents. Generally, the Company experiences higher revenue in this segment during the second and third quarters as the period from May through September tends to be a popular time for touring events. The Ticketing segment’s sales are impacted by fluctuations in the availability of events for sale to the public, which vary depending upon scheduling by its clients. The Company’s seasonality also results in higher balances in cash and cash equivalents, accounts receivable, prepaid expenses, accrued expenses and deferred revenue at different times in the year. Therefore, the results to date are not necessarily indicative of the results expected for the full year.

Recently Adopted Pronouncements

In May 2011, the FASB issued guidance that improves comparability of fair value measurements presented and disclosed in financial statements. This guidance clarifies the application of existing fair value measurement requirements including (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s stockholders’ equity, and (3) quantitative information required for fair value measurements categorized within Level 3. It also requires additional disclosure for Level 3 measurements regarding the sensitivity of the fair value to changes in unobservable inputs and any interrelationships between those inputs. The Company adopted this guidance on January 1, 2012 and the adoption of this guidance did not have a material effect on its financial position or results of operations.

NOTE 2—LONG-LIVED ASSETS

Definite-lived Intangible Assets

The Company has definite-lived intangible assets which are amortized over the shorter of either the lives of the respective agreements or the period of time the assets are expected to contribute to the Company’s future cash flows. The amortization is recognized on either a straight-line or expected cash flows basis.

The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the three months ended March 31, 2012:

	Revenue- generating contracts	Client / vendor relationships	Non-compete agreements	Venue management and leaseholds	Technology	Trademarks and naming rights	Other	Total
	(in thousands)
Balance as of December 31, 2011:
Gross carrying amount	$542,426	$330,575	$171,765	$116,772	$103,337	$24,517	$6,426	$1,295,818
Accumulated amortization	(170,889)	(66,548)	(93,464)	(39,017)	(31,812)	(16,202)	(4,174)	(422,106)

Net	371,537	264,027	78,301	77,755	71,525	8,315	2,252	873,712

Gross carrying amount
Acquisitions	8,688	1,837	-	-	(2,586)	-	-	7,939
Foreign exchange	4,976	11	171	1,281	596	306	25	7,366

	13,664	1,848	171	1,281	(1,990)	306	25	15,305

Accumulated amortization:
Amortization expense	(14,569)	(10,607)	(6,614)	(2,192)	(5,260)	(579)	(112)	(39,933)
Foreign exchange	(2,396)	(7)	146	(312)	(176)	(177)	(15)	(2,937)

	(16,965)	(10,614)	(6,468)	(2,504)	(5,436)	(756)	(127)	(42,870)

Balance as of March 31, 2012:
Gross carrying amount	556,090	332,423	171,936	118,053	101,347	24,823	6,451	1,311,123
Accumulated amortization	(187,854)	(77,162)	(99,932)	(41,521)	(37,248)	(16,958)	(4,301)	(464,976)

Net	$368,236	$255,261	$72,004	$76,532	$64,099	$7,865	$2,150	$846,147

During 2012, the Company recorded definite-lived intangible assets totaling $7.9 million, primarily related to revenue-generating contracts associated with the acquisition of the rights to a festival held in Europe.

The 2012 additions to definite-lived intangible assets have weighted average lives as follows:

Weighted Average Life (years)
Revenue-generating contracts	15
Client/vendor relationships	7
Technology	7
All categories	13

Amortization expense from definite-lived intangible assets for the three months ended March 31, 2012 and 2011 was $39.9 million and $41.0 million, respectively.

For the three months ended March 31, 2012 and 2011, the Company recorded amortization expense related to nonrecoupable ticketing contract advances of $10.8 million and $7.5 million, respectively.

As acquisitions and dispositions occur in the future, amortization expense may vary.

Goodwill

In 2011, the Company’s reportable segments were Concerts, Ticketing, Artist Nation, eCommerce and Sponsorship. Beginning in 2012, the Company will no longer present eCommerce as a reportable segment and has changed the name of its Sponsorship segment to Sponsorship & Advertising. This change was made to be consistent with how the four key components of the business are now being managed. The Company has included the business reported in the eCommerce segment in the prior year between the Ticketing and Sponsorship & Advertising segments. As a result of this change, the goodwill previously associated with the eCommerce reporting unit has been reallocated to the reporting units that make up the Ticketing and Sponsorship & Advertising segments utilizing a fair value approach. When reallocating goodwill as part of a reorganization, the Company allocates goodwill based on the relative fair values similar to that used when a portion of a reporting unit is disposed of. The Company believes a common method used to determine the fair value of a business in its industry is a multiple of AOI. For the period presented, the Company reallocated the goodwill associated with the

eCommerce segment using the relative fair values of the business being allocated to the Ticketing and Sponsorship & Advertising segments as a percentage of the total eCommerce segment AOI. Based on this fair value allocation, the goodwill from eCommerce is being allocated to the Ticketing and Sponsorship & Advertising segments. Goodwill related to specific acquisitions was attributed to the respective new reporting units directly (specific allocation).

The following table presents the changes in the carrying amount of goodwill in each of the Company’s segments for the three months ended March 31, 2012:

	Concerts	Ticketing	Artist Nation	eCommerce	Sponsorship & Advertising	Other	Total
	(in thousands)
Balance as of December 31, 2011
Goodwill	$387,188	$577,131	$262,158	$224,562	$76,507	$13,037	$1,540,583
Accumulated impairment losses	(269,902)	-	-	-	-	(13,037)	(282,939)

	117,286	577,131	262,158	224,562	76,507	-	1,257,644

Recast balances (1):
Fair Value Approach	-	47,086	-	(214,927)	167,841	-	-
Specific allocation		9,635		(9,635)			-
Recast Balance as of January 1, 2012:
Goodwill	387,188	633,852	262,158	-	244,348	13,037	1,540,583
Accumulated impairment losses	(269,902)	-	-	-	-	(13,037)	(282,939)

	117,286	633,852	262,158	-	244,348	-	1,257,644

Acquisitions - prior year	-	2,380	(735)	-	-	-	1,645
Foreign exchange	9,324	(751)	(33)	-	9,903	-	18,443

Balance as of March 31, 2012:
Goodwill	396,512	635,481	261,390	-	254,251	13,037	1,560,671
Accumulated impairment losses	(269,902)	-	-	-	-	(13,037)	(282,939)

	$126,610	$635,481	$261,390	$-	$254,251	$-	$1,277,732

(1)	The beginning balance for the eCommerce segment has been recast to allocate goodwill to the Ticketing and Sponsorship & Advertising segments. The total consolidated amount remains unchanged.

Long-lived Asset Disposals

In January 2012, the Company completed the sale of an amphitheater in Ohio. In January 2011, the Company sold its 50% controlling interest in an artist management company.

The table below summarizes the asset and liability values at the time of disposal and the resulting loss or gain recorded.

Divested Asset	Segment	Gain (Loss) on Sale	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
	(in thousands)
2012 Divestiture
Ohio Amphitheater	Concerts	$444	$-	$5,400	$444	$-

2011 Divestiture
Artist management company	Artist Nation	$(1,264)	$3	$4,153	$119	$-

Certain agreements relating to disposals of businesses provide for future contingent consideration based on the financial performance of the businesses sold. The Company will record additional amounts related to such contingent consideration, with a corresponding adjustment to gain (loss) on sale of operating assets, if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent considerations, if all existing performance targets are met, would not significantly impact the results of operations of the Company. The last contingency period for which the Company has outstanding contingent consideration is for the year ended December 31, 2013.

NOTE 3—DERIVATIVE INSTRUMENTS

The Company primarily uses forward currency contracts and options to reduce its exposure to foreign currency risk associated with short-term artist fee commitments. The Company also enters into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income and short-term intercompany loans. At March 31, 2012 and December 31, 2011, the Company had forward currency contracts and options outstanding with notional amounts of $201.1 million and $32.5 million, respectively. These instruments have not been designated as hedging instruments and any change in fair value is reported in earnings during the period of the change. The Company’s foreign currency derivative activity, including the related fair values, are not material to any period presented.

Additionally, the Company has entered into certain interest rate swaps and cap agreements to limit its exposure to variable interest rates, related to portions of the Company’s outstanding debt, some of which have been designated as cash flow hedges. At March 31, 2012 and December 31, 2011, the Company had interest rate swaps and cap agreements outstanding with notional amounts of $129.2 million and $131.0 million, respectively. The Company’s interest rate swaps and caps activity, including the related fair values, are not material to any period presented.

As of March 31, 2012 and December 31, 2011, there is no ineffective portion or amount excluded from effectiveness testing for derivatives designated as cash flow hedging instruments.

The Company’s 2.875% convertible senior notes issued in July 2007 include certain provisions which are bifurcated from the notes and accounted for as derivative instruments. At the date of issuance and as of March 31, 2012 and December 31, 2011, the fair value of these provisions was considered to be de minimis.

The Company does not enter into derivative instruments for speculation or trading purposes and does not anticipate any significant recognition of derivative activity through the income statement in the future related to the instruments currently held. See Note 4—Fair Value Measurements for further discussion and disclosure of the fair values for the Company’s derivative instruments.

NOTE 4—FAIR VALUE MEASUREMENTS

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis, as of March 31, 2012 and December 31, 2011, which are classified on the balance sheets as cash and cash equivalents, other current assets, other long-term assets, other current liabilities and other long-term liabilities:

	Fair Value Measurements at March 31, 2012				Fair Value Measurements at December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)				(in thousands)
Assets:
Cash equivalents	$228,760	$-	$-	$228,760	$138,537	$-	$-	$138,537
Forward currency contracts	-	-	-	-	-	355	-	355
Interest rate cap	-	2	-	2	-	7	-	7
Stock options	-	-	1,698	1,698	-	-	1,060	1,060

Total	$228,760	$2	$1,698	$230,460	$138,537	$362	$1,060	$139,959

Liabilities:
Interest rate swaps	$-	$2,971	$-	$2,971	$-	$3,037	$-	$3,037
Forward currency contracts	-	1,810	-	1,810	-	-	-	-
Contingent consideration	-	-	7,769	7,769	-	-	8,363	8,363

Total	$-	$4,781	$7,769	$12,550	$-	$3,037	$8,363	$11,400

Cash equivalents consist of money market funds. Fair values for cash equivalents are based on quoted prices in an active market. Fair values for forward currency contracts are based on observable market transactions of spot and forward rates. Fair values for the interest rate swaps and the interest rate cap are based on inputs corroborated by observable market data with similar tenors.

The Company has certain contingent consideration obligations for those acquisitions that occurred after December 31, 2008, which are measured at fair value using Level 3 inputs. The amounts due to the sellers are based on the achievement of agreed-upon financial performance metrics by the acquired companies where the contingent obligation is either earned or not earned. The Company records the liability at the time of the acquisition based on management’s best estimates of the future results of the acquired companies compared to the agreed-upon metrics. The most significant estimate involved in the measurement process is the projection of future results of the acquired companies. The Company uses an implied probability method, which is based on one set of projections as its best estimate of future results of the acquired companies and, as a result, the Company does not develop a range of outcomes. By comparing these estimates to the agreed-upon metrics, the Company estimates the amount, if any, anticipated to be paid to the seller at a future date. For obligations payable at a date greater than twelve months from the acquisition date, the Company applies a discount rate to present value the estimated obligations. The discount rate is intended to reflect the risks of ownership, time-value of money and the associated risks of realizing the stream of projected cash flows. Subsequent to the date of acquisition, the Company updates the original valuation to reflect current projections of future results of the acquired companies and the passage of time. Accretion of, and changes in the valuations of contingent consideration are reported in acquisition transaction expenses. At each reporting period, as part of the valuation process for contingent consideration, the applicable division updates the valuation with current projections of future results of the acquired company, which is then reviewed and discussed with corporate management. The current projections of future results utilized by the division are derived from the Company’s monthly forecasting process. See Note 5—Commitments and Contingent Liabilities for additional information related to the contingent payments.

The Company has stock options in a company that became publicly-traded in the third quarter of 2011 which are measured at fair value using Level 3 inputs. The stock options were received as consideration in connection with a licensing agreement entered into by a subsidiary of the Company and became fully-vested in the second quarter of 2011. The Company has recorded an asset for these options which is valued using the Black-Scholes option pricing model. The Company utilizes the quoted stock price and the information from the most recently available public filing of the company at the valuation date for assumptions with respect to volatility and dividend yield inputs and utilizes the remaining contractual period of the options as the expected term input and a risk-free rate consistent with that expected term. The Company recorded revenue based on the valuation of the options as of the measurement date, which was the vesting date. At each reporting period, the Company updates the inputs in the model which includes reassessing the volatility assumption used in the model for continuing reasonableness based on availability of more relevant data or changing circumstances or fact-patterns. The changes in the valuation after the measurement date are recorded in other income—net.

The following table summarizes quantitative information about the Company’s Level 3 assets and liabilities as of March 31, 2012:

	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
			(in thousands, except percentages)
Contingent consideration	Discounted cash flow	Projection of future results	$1,359 - $17,879 ($7,721)
		Discount rate	4% - 15% (13%)
		Probability of contract extension (1)	95%
Stock options	Black-Scholes option model	Volatility (2)	40%

(1)	Represents the probability of contract extension used in the valuation analysis that the Company has determined market participants would use when valuing certain contingent consideration liabilities which include lease renewals.
(2)	Represents the volatility expected to be used by market participants in the absence of historical volatility.

The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration obligations are the projections of future results, discount rates and the probability of a contract extension. Generally, significant increases (decreases) in the projection of future results or the discount rate in isolation would result in a significantly higher (lower) fair value measurement. Significant decreases in the probability of a contract extension would result in a significantly lower fair value measurement. The significant unobservable input used in the fair value measurement of the stock options held by the Company is volatility. Significant increases in the volatility would result in a significantly higher fair value measurement.

The following table summarizes the changes in fair value of the Company’s Level 3 assets and liabilities for the three months ended March 31, 2012:

	Stock Options	Contingent Consideration
	(in thousands)
Balance as of December 31, 2011	$1,060	$(8,363)
Total gains and losses (realized/unrealized)
included in earnings	638	(156)
Settlements	-	750

Balance as of March 31, 2012	$1,698	$(7,769)

The amount of total gains and losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held:
As of March 31, 2012	$638	$161

Due to their short maturity, the carrying amounts of accounts receivable, accounts payable and accrued expenses approximated their fair values at March 31, 2012 and December 31, 2011.

The Company’s outstanding debt held by third-party financial institutions is carried at cost, adjusted for premiums or discounts. The Company’s debt is not publicly-traded and the carrying amounts typically approximate their fair value for the Company’s debt that accrues interest at a variable rate, which are considered to be Level 1 inputs. The estimated fair values of the 8.125% senior notes, the 10.75% senior notes and the 2.875% convertible senior notes were $266.6 million, $309.6 million and $207.4 million at March 31, 2012, respectively. The estimated fair values of the 8.125% senior notes, the 10.75% senior notes and the 2.875% convertible senior notes were $243.3 million, $306.4 million and $193.6 million at December 31, 2011, respectively. The estimated fair value of the Company’s third-party fixed-rate debt is based on quoted market prices in active markets for same or similar debt, which are considered to be Level 2 inputs. The Company has fixed rate debt held by noncontrolling interest partners with a face value of $24.9 million and $26.0 million at March 31, 2012 and December 31, 2011, respectively. The Company is unable to determine the fair value of this debt.

There were no significant non-recurring fair value measurements recorded for the three months ended March 31, 2012 and 2011.

NOTE 5—COMMITMENTS AND CONTINGENT LIABILITIES

The Company has leases that contain contingent payment requirements for which payments vary depending on revenue, tickets sold or other variables.

Certain agreements relating to acquisitions that occurred prior to the adoption in January 2009 of the new FASB guidance for business combinations provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired companies. The Company will accrue additional amounts related to such contingent payments, which were part of the business combinations, with a corresponding adjustment to goodwill, if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent payments, if all performance targets are met, would not significantly impact the financial position of the Company. The last contingency period for which the Company has an outstanding contingent earn-out payment is for the period ending December 2017.

The Company also has certain contingent obligations related to acquisitions made after the adoption in January 2009 of the FASB guidance for business combinations. In accordance with the current guidance, contingent consideration associated with business combinations must be recorded at its fair value at the time of the acquisition and reflected at current fair value for each subsequent reporting period thereafter until settled. The Company records these fair value changes in its statements of operations as acquisition transaction expenses. The contingent consideration is generally subject to payout following the achievement of future performance targets and some may be payable in 2012. As of March 31, 2012, the Company has accrued $0.7 million in other current liabilities and $7.1 million in other long-term liabilities and, as of December 31, 2011, the Company had accrued $1.5 million in other current liabilities and $6.9 million in other long-term liabilities representing the fair value of these estimated earn-out arrangements. The last contingency period for which the Company has an outstanding contingent earn-out payment is for the period ending December 2017. See Note 4—Fair Value Measurements for further discussion related to the valuation of the earn-out payments.

In addition, the Company has certain contingent obligations related to acquisitions where the Company does not consolidate the entity, rather accounts for the investee under the equity method of accounting. If, at acquisition, the fair value of the Company’s share of net assets exceeds the Company’s initial cost, the maximum amount of contingent consideration that could be paid is recorded up to that excess amount. When the contingency is resolved, any difference between the amount recorded and the settlement is recorded as an adjustment to the investment account. The aggregate of contingent payments associated with equity method investments, if all performance targets are met, would not significantly impact the financial position of the Company. As of March 31, 2012 and December 31, 2011 the Company has accrued $3.9 million in other long-term liabilities for each respective period.

Certain agreements relating to acquisitions provide for deferred purchase consideration payments at future dates. A liability is established at the time of the acquisition for these fixed payments. For obligations payable at a date greater than twelve months from the acquisition date, the Company applies a discount rate to present value the obligations. As of December 31, 2011, the Company had accrued $7.1 million in other current liabilities and $2.6 million in other long-term liabilities related to these deferred purchase consideration payments. During the first quarter of 2012, the Company paid the balance of the deferred purchase consideration in full.

CTS Arbitration

Live Nation Worldwide, Inc. (“Live Nation Worldwide”), and CTS were parties to an agreement (the “CTS Agreement”), pursuant to which CTS was to develop and Live Nation Worldwide licensed or agreed to use ticketing software or ticketing platforms. Under the agreement, CTS was to develop software to be licensed to Live Nation Worldwide to provide ticketing services in the United States and Canada. The CTS Agreement also generally required Live Nation Worldwide to use CTS’s ticketing platforms in certain European countries so long as CTS’s existing platforms were appropriately modified to meet local market conditions. In June 2010, Live Nation Worldwide terminated the CTS Agreement because CTS materially breached the agreement by failing to deliver a North American ticketing system that met the contractual requirements of being a “world class ticketing system . . . that fits the needs of the North American market,” and by failing to deliver a ticketing system for the United Kingdom and other European countries that fit the needs of those markets as required by the CTS Agreement.

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

In April 2010, CTS filed a request for arbitration with the International Court of Arbitration of the International Chamber of Commerce (“ICC”), pursuant to the CTS Agreement. In its request for arbitration, CTS asserts, among other things, that (i) the terms of the CTS Agreement, including the North America per ticket license fee, European exclusivity obligations and United Kingdom distribution obligations described above, apply to tickets sold and distributed by Ticketmaster, (ii) Ticketmaster’s sales and distribution of tickets following the completion of the Merger have resulted in various breaches of Live Nation Worldwide’s obligations under the CTS Agreement, (iii) Live Nation has failed to allocate the proper number of tickets to CTS’s system in the United Kingdom and (iv) the Merger and the Company’s subsequent actions have breached the implied covenant of good faith and fair dealing. In its request for arbitration, CTS seeks relief in the form of a declaration that Live Nation and Live Nation Worldwide are in breach of the CTS Agreement and the implied covenant of good faith and fair dealing, specific performance of Live Nation Worldwide’s obligations under the CTS Agreement, and unspecified damages resulting from such breaches. In March 2011, CTS provided further specifications on its claims and purported damages, including a claim for royalties that would have been paid over the contemplated 10-year term of the CTS Agreement and on Ticketmaster-controlled tickets (as well as tickets controlled by Live Nation Worldwide or any of certain of its subsidiaries).

In May 2010, the Company responded to CTS’s request for arbitration and filed counterclaims asserting that CTS breached the CTS Agreement by failing to provide ticketing platforms that met the standard required by the CTS Agreement for the North American and European markets. The Company is seeking relief primarily in the form of damages and a declaration that the Company validly terminated the CTS Agreement based on CTS’s material breaches. The Company denies that CTS is entitled to collect damages for royalties that would have been paid over the full 10-year term of the CTS Agreement or on Ticketmaster-controlled tickets. The matter has been assigned to an arbitrator, and hearings were conducted in the summer and fall of 2011. A decision from the arbitrator is currently expected during the summer of 2012. While the Company does not believe that a loss is probable of occurring at this time, if the arbitrator rules against us on any or all claims, the amounts at stake could be substantial. Considerable uncertainty remains regarding the validity of the claims and damages asserted against the Company. As a result, the Company is currently unable to estimate the possible loss or range of loss for this matter. The Company intends to continue to vigorously defend the action.

Live Concert Antitrust Litigation

The Company was a defendant in a lawsuit filed by Malinda Heerwagen in June 2002 in the United States District Court. The plaintiff, on behalf of a putative class consisting of certain concert ticket purchasers, alleged that anti-competitive practices for concert promotion services by the Company nationwide caused artificially high ticket prices. In August 2003, the District Court ruled in the Company’s favor, denying the plaintiff’s class certification motion. The plaintiff appealed to the United States Court of Appeals. In January 2006, the Court of Appeals affirmed, and the plaintiff then dismissed her action that same month. Subsequently, twenty-two putative class actions were filed by different named plaintiffs in various United States District Courts throughout the country, making claims substantially similar to those made in the Heerwagen action, except that the geographic markets alleged are regional, statewide or more local in nature, and the members of the putative classes are limited to individuals who purchased tickets to concerts in the relevant geographic markets alleged. The plaintiffs seek unspecified compensatory, punitive and treble damages, declaratory and injunctive relief and costs of suit, including attorneys’ fees. The Company has filed its answers in some of these actions and has denied liability. In April 2006, granting the Company’s motion, the Judicial Panel on Multidistrict Litigation transferred these actions to the United States District Court for the Central District of California for coordinated pre-trial proceedings. In June 2007, the District Court conducted a hearing on the plaintiffs’ motion for class certification, and also that month the Court entered an order to stay all proceedings pending the Court’s ruling on class certification. In October 2007, the Court granted the plaintiffs’ motion and certified classes in the Chicago, New England, New York/New Jersey, Colorado and Southern California regional markets. In November 2007, the Court extended its stay of all proceedings pending further developments in the United States Court of Appeals for the Ninth Circuit. In February 2008, the Company filed with the District Court a Motion for Reconsideration of its October 2007 class certification order. In October 2010, the District Court denied the Company’s Motion for Reconsideration and lifted the stay of all proceedings. In February 2011, the Company filed with the District Court a Motion for Partial Summary Judgment Regarding Statute of Limitations. In April 2011, the District Court granted the Company’s Motion for Partial Summary Judgment. In November 2011, the Company filed with the District Court its Motion for Class Decertification, Motion to Exclude Testimony of the plaintiffs’ expert witness, and Motions for Summary Judgment in the actions pertaining to the Colorado and Southern California regional markets.

In March 2012, the District Court issued an Order (the “Colorado/Southern California Order”) granting the Company’s Motions for Summary Judgment and also granting in part its Motion to Exclude Testimony. The trial for the action involving the Southern California regional market that had been scheduled to commence in April 2012 has been taken off the calendar. On April 26, 2012, the District Court denied the plaintiffs’ request for a stay of proceedings pending their appeal of the Colorado/Southern California Order, and instead ordered the Company to file, by May 29, 2012, its Motions for Summary Judgment in the other twenty actions. A hearing is set for July 2, 2012. While the Colorado/Southern California Order related specifically to the cases in those two markets, the Company believes that the decisions and results reflected therein should ultimately be applied to the remaining twenty actions. As a result, the Company does not believe that a loss is probable of occurring at this time; however, if any or all of the remaining cases proceed to trial and plaintiffs are awarded damages, the amount of any such award could be substantial. Considerable uncertainty remains regarding the validity of the claims and damages asserted against it, particularly in light of the decisions reflected in the Colorado/Southern California Order. As a result, the Company is currently unable to estimate the possible loss or range of loss for this matter. The Company intends to continue to vigorously defend all claims in all of the remaining actions.

Ticketing Fees Consumer Class Action Litigation

In October 2003, a putative representative action was filed in the Superior Court of California challenging Ticketmaster’s charges to online customers for shipping fees and alleging that its failure to disclose on its website that the charges contain a profit component is unlawful. The complaint asserted a claim for violation of California’s Unfair Competition Law (“UCL”), and sought restitution or disgorgement of the difference between (i) the total shipping fees charged by Ticketmaster in connection with online ticket sales during the applicable period, and (ii) the amount that Ticketmaster actually paid to the shipper for delivery of those tickets. In August 2005, the plaintiffs filed a first amended complaint, then pleading the case as a putative class action and adding the claim that Ticketmaster’s website disclosures in respect of its ticket order processing fees constitute false advertising in violation of California’s False Advertising Law. On this new claim, the amended complaint seeks restitution or disgorgement of the entire amount of order processing fees charged by Ticketmaster during the applicable period. In April 2009, the Court granted the plaintiffs’ motion for leave to file a second amended complaint adding new claims that (a) Ticketmaster’s order processing fees are unconscionable under the UCL, and (b) Ticketmaster’s alleged business practices further violate the California Consumer Legal Remedies Act.

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

As of March 31, 2012, the Company has accrued $35.5 million, its best estimate of the probable costs associated with the settlement referred to above. This liability includes an estimated redemption rate. Any difference between the Company’s estimated redemption rate and the actual redemption rate it experiences will impact the final settlement amount; however, the Company does not expect this difference to be material.

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

In February 2012, the parties entered into a settlement agreement that would, if approved by the courts, resolve all of the resale market claims. The court approval process for the proposed settlement has been commenced, with pre-approvals having been afforded in all provinces in which the actions are pending. The process is expected to take several months, with final approval hearings in all provinces scheduled for the summer of 2012.

As of March 31, 2012, the Company has accrued its best estimate of the probable costs associated with the resale market claims of this matter, the full amount of which was funded by an escrow established in connection with Ticketmaster’s 2008 acquisition of TicketsNow.

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

Other Litigation

From time to time, the Company is involved in other legal proceedings arising in the ordinary course of its business, including proceedings and claims based upon violations of antitrust laws and tortious interference, which could cause the

Company to incur significant expenses. The Company has also been the subject of personal injury and wrongful death claims relating to accidents at its venues in connection with its operations. As required, the Company has accrued its estimate of the probable settlement or other losses for the resolution of any outstanding claims. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, including, in some cases, estimated redemption rates for the settlement offered, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company’s assumptions or the effectiveness of its strategies related to these proceedings. In addition, under the Company’s agreements with Clear Channel, it has assumed and will indemnify Clear Channel for liabilities related to its business for which they are a party in the defense.

As of March 31, 2012, the Company has accrued $41.6 million for the specific cases discussed above as its best estimate of the probable costs of legal settlement, including $35.5 million for the Ticketing Fees Consumer Class Action litigation settlement.

NOTE 6—CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS

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

Transactions Involving Directors

The Company has a non-employee director as of March 31, 2012 on its board of directors that is also a director and executive officer of Clear Channel. This director receives directors’ fees, stock options and restricted stock awards as do other non-employee members of the Company’s board of directors. Additionally, as of March 31, 2012, the Company has an employee director that is also a director of Clear Channel. From time to time, the Company purchases advertising from Clear Channel and its subsidiaries in the ordinary course of business.

The Company has a non-employee director as of March 31, 2012 on its board of directors that is also a director and executive officer of MSG and Cablevision. This director receives directors’ fees, stock options and restricted stock awards as do other non-employee members of the Company’s board of directors. From time to time, the Company promotes events at venues owned and/or operated by MSG and pays rental fees and co-promote fees to MSG and its subsidiaries. In addition, the Company provides ticketing services for venues and sports franchises owned and/or operated by MSG and pays royalty fees to MSG and its subsidiaries. The Company also receives transaction fees from MSG and its subsidiaries for tickets MSG sells using the Company’s ticketing software. Finally, the Company purchases advertising from Cablevision and its subsidiaries from time to time. All of these transactions are entered into in the ordinary course of business.

The following table sets forth expenses incurred and revenue earned from the transactions noted above:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Director related party revenue	$7	$-

Director related party expenses	$6,761	$366

Transactions Involving Executives

ATC Aviation, Inc. (“ATC”), which is owned by Irving Azoff, owns an aircraft. Irving Azoff is the Company’s Executive Chairman and Chairman of the board of directors. An aircraft management and charter company, unrelated to either the Company or ATC, manages and operates the aircraft on ATC’s behalf and charges market rates for the use of the aircraft when used by Mr. Azoff or other executives on Company business, a portion of which is paid to ATC. For the three months ended March 31, 2012 and 2011, the Company made payments totaling $0.7 million and $0.1 million, respectively.

The Azoff Trust was a party to the Second Amended and Restated Stockholders’ Agreement of Front Line dated as of June 9, 2008, as amended (the “Front Line Stockholders’ Agreement”). The Front Line Stockholders’ Agreement governed certain matters related to Front Line and the ownership of securities of Front Line, including board designation rights, transaction approval requirements, share transfer provisions, and put and call rights. The Front Line Stockholders’ Agreement also provided for an annual pro rata dividend to be paid to the stockholders as soon as reasonably practicable after the end of each fiscal year. The Front Line Stockholders’ Agreement was terminated in connection with the first quarter 2011 acquisition of the remaining equity interests in Front Line.

In January 2011, the board of directors of Front Line declared a dividend payable in cash to the holders of record of Front Line common stock. This dividend was paid in January 2011 and totaled $20.1 million of which the Company received $15.0 million. The Azoff Trust received a pro rata portion of this dividend totaling $3.0 million. In connection with the January 2011 dividend, Mr. Azoff received a gross-up payment of $0.6 million. Prior to the payment of the dividend, FLMG made a loan to Front Line principally to fund the dividend, evidenced by a promissory note from Front Line to FLMG with a principal amount of $20.7 million and bearing interest at a rate of 4.5%, payable no later than December 31, 2011. This loan was paid off in the first quarter of 2012.

Other Related Parties

During the three months ended March 31, 2011, the Company paid $6.8 million for deferred consideration due in connection with an acquisition of a company owned by various members of management of one of the Company’s subsidiaries. The acquired company holds the lease of a venue. There were no deferred consideration payments made during the three months ended March 31, 2012.

In January 2011, the Company sold a 49.9% noncontrolling interest in its clubs and theaters venue promotion business in Boston to a company partially owned by two employees of one of the Company’s subsidiaries in exchange for assets and cash valued at $12.6 million.

The Company conducts certain transactions in the ordinary course of business with companies that are owned, in part or in total, by various members of management of the Company’s subsidiaries or companies over which it has significant influence. These transactions primarily relate to venue rentals, concession services, equipment rentals, ticketing, marketing and other services and reimbursement of certain costs. As of March 31, 2012 and December 31, 2011, the Company has a receivable balance of $13.2 million and $13.3 million, respectively, from certain of these companies. The following table sets forth expenses incurred and revenue earned from these companies for services rendered or provided in relation to these business ventures. None of these transactions were with directors or executive officers of the Company.

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Other related parties revenue	$265	$566

Other related parties expenses	$1,440	$3,578

NOTE 7—INCOME TAXES

The Company calculates interim effective tax rates in accordance with the FASB guidance for income taxes and applies the estimated annual effective tax rate to year-to-date pretax income (loss) at the end of each interim period to compute a year-to-date tax expense (or benefit). This guidance requires departure from effective tax rate computations when losses incurred within tax jurisdictions cannot be carried back and future profits associated with operations in those tax jurisdictions cannot be assured beyond any reasonable doubt. Accordingly, the Company has calculated and applied an expected annual effective tax rate of approximately 19% (as compared to 22% in the prior year), excluding significant, unusual or extraordinary items, for ordinary income associated with operations, which are principally outside of the United States, for which the Company currently expects to have annual taxable income. The Company has not recorded tax benefits associated with losses from operations for which future taxable income cannot be reasonably assured. As required by this guidance, the Company also includes tax effects of significant, unusual or extraordinary items in income tax expense in the interim period in which they occur.

Net income tax expense is $4.3 million for the three months ended March 31, 2012. The components of tax expense that contributed to the net income tax expense for the three months ended March 31, 2012 primarily consists of income tax expense of $1.6 million based on the expected annual rate pertaining to income for the three month period ending on March 31, 2012, state and local taxes of $1.0 million, establishment of valuation allowance of $0.5 million on deferred tax assets and an increase for unrecognized tax benefits of $0.9 million.

As of March 31, 2012 and December 31, 2011, the Company had unrecognized tax benefits of approximately $13.3 million and $13.4 million, respectively. During the three months ended March 31, 2012, unrecognized tax benefits decreased by approximately $0.1 million, primarily attributable to settlements of approximately $1.0 million which were partially offset by $0.9 million of tax, interest and penalty accruals. All of these unrecognized tax benefits would favorably impact the effective tax rate if recognized in the future.

Historically, the Company has reinvested all foreign earnings in its continuing foreign operations. The Company currently believes all undistributed foreign earnings will be indefinitely reinvested in its foreign operations.

The tax years 2002 through 2011 remain open to examination by the major tax jurisdictions to which the Company is subject.

NOTE 8—STOCKHOLDERS’ EQUITY

Noncontrolling Interests

As of March 31, 2012, for the non-wholly-owned subsidiaries of the Company, where the common securities held by the noncontrolling interests do not include put arrangements exercisable outside of the control of the Company, such noncontrolling interests are recorded in stockholders’ equity, separate from the Company’s own equity.

Redeemable Noncontrolling Interests

The Company owns a 50% controlling interest in BigChampagne and is subject to fixed price put arrangements whereby the noncontrolling interest holders can require the Company to repurchase their shares of BigChampagne at two future specified time periods, one beginning in November 2012 and one beginning in December 2013. The redemption amount is reflected in the Company’s March 31, 2012 and December 31, 2011 balance sheets as redeemable noncontrolling interests. As the amounts that will be paid at exercise are fixed in nature, the redemption amount does not change and, as such, there will be no changes recorded until the puts are exercised or expire.

In addition, the common stock of certain of the Company’s subsidiaries held by noncontrolling interests includes put arrangements. The put arrangements are redeemable at future specified dates and exercisable by the counterparty at fair value, or pursuant to the terms of the respective agreements, outside of the control of the Company.

The following table shows the reconciliation of the carrying amount of redeemable noncontrolling interests, total stockholders’ equity, stockholders’ equity attributable to Live Nation Entertainment, Inc. and stockholders’ equity attributable to noncontrolling interests:

	Redeemable Noncontrolling Interests	Live Nation Entertainment, Inc. Stockholders’ Equity	Noncontrolling Interests	Comprehensive Income (Loss)	Total Stockholders’ Equity
	(in thousands)	(in thousands)
Balances at December 31, 2011	$8,277	$1,461,103	$155,791	$-	$1,616,894
Non-cash and stock-based compensation	-	6,077	-		6,077
Exercise of stock options	-	408	-		408
Acquisitions of noncontrolling interests	-	452	(498)		(46)
Redeemable noncontrolling interests fair value adjustments	81	(81)	-		(81)
Noncontrolling interests contributions	-	-	130		130
Cash dividends, net of tax	-	-	(3,226)		(3,226)
Other	735	-	(21)		(21)
Comprehensive income (loss):
Net loss	(269)	(69,150)	(809)	(69,959)	(69,959)
Unrealized loss on cash flow hedges	-	(5)	-	(5)	(5)
Currency translation adjustment	-	25,323	-	25,323	25,323

Total comprehensive loss				$(44,641)	(44,641)

Balances at March 31, 2012	$8,824	$1,424,127	$151,367		$1,575,494

The purchase or sale of additional ownership in an already controlled subsidiary is recorded as an equity transaction with no gain or loss recognized in consolidated net income or comprehensive income. In the first quarter of 2011, the Company acquired the remaining equity interests in Front Line and other smaller companies. There were no significant acquisitions of noncontrolling interests during the first quarter of 2012. The following schedule reflects the change in ownership interests for these transactions.

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net loss attributable to Live Nation Entertainment, Inc.	$(69,150)	$(48,460)

Transfers from noncontrolling interest:
Increase in Live Nation Entertainment, Inc.’s paid in capital for purchase of noncontrolling interests, net of transaction costs	452	68,684

Net transfers from noncontrolling interest	452	68,684

Change from net income (loss) attributable to Live Nation Entertainment, Inc. and transfers from noncontrolling interests	$(68,698)	$20,224

Earnings per Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended March 31,
	2012	2011
	(in thousands, except for per share data)
Net loss attributable to Live Nation Entertainment, Inc.- basic and diluted	$(69,150)	$(48,460)

Weighted average common shares—basic	186,522	176,293
Effect of dilutive securities:
Stock options, restricted stock and warrants	-	-
2.875% convertible senior notes	-	-

Weighted average common shares—diluted	186,522	176,293

Basic and diluted net loss per common share	$(0.37)	$(0.27)

The calculation of diluted net loss per common share includes the effects of the assumed exercise of any outstanding stock options and warrants, the assumed vesting of shares of restricted stock awards and units and the assumed conversion of the 2.875% convertible senior notes where dilutive. The following table shows securities excluded from the calculation of diluted net loss per common share because such securities are anti-dilutive:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Options to purchase shares of common stock	21,509	20,085
Restricted stock awards and units - unvested	4,000	3,284
Warrants	500	500
Conversion shares related to 2.875% convertible senior notes	8,105	8,105

Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	34,114	31,974

NOTE 9—STOCK-BASED COMPENSATION

The following is a summary of stock-based compensation expense recorded by the Company during the respective periods:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Selling, general and administrative expenses	$3,291	$30,472
Corporate expenses	5,688	4,835

Total stock-based compensation expense	$8,979	$35,307

In the first quarter of 2011, the Company acquired the remaining equity interests of Front Line. As a result of this acquisition, the Company recorded $24.4 million of stock-based compensation in selling, general and administrative expenses.

As of March 31, 2012, there was $64.1 million of total unrecognized compensation cost related to stock-based compensation arrangements for stock options, restricted stock awards and restricted stock units. This cost is expected to be recognized over a weighted-average period of 2.9 years.

Azoff Trust Note

As part of the Merger, a note was issued to the Azoff Trust in exchange for shares of Ticketmaster’s series A convertible redeemable preferred stock held by the Azoff Trust. The note accrues interest equal to 3.0% of the outstanding principal balance and is payable in monthly installments of $0.8 million through October 1, 2013, subject to Mr. Azoff’s continued employment with the Company. In the event of a termination of Mr. Azoff’s employment with the Company without cause or for good reason or due to death or disability, the note immediately will vest and the balance of the note will be due and paid in a cash lump sum. Upon any other termination of Mr. Azoff’s employment, the Azoff Trust will forfeit the balance of the note. For the three months ended March 31, 2012 and 2011, the Company recorded $1.6 million in each of the respective periods related to this note as a component of corporate expenses.

NOTE 10—SEGMENT DATA

The Company’s reportable segments are Concerts, Ticketing, Artist Nation and Sponsorship & Advertising. Prior to 2012, the Company reported an eCommerce segment, which is now included in the Ticketing and Sponsorship & Advertising segments. Specifically, all online advertising and online sponsorships are now part of the Sponsorship & Advertising segment while all other activity has been included in the Ticketing segment. This change was made to be consistent with how the four key components of the business are now being managed.

The Concerts segment involves the promotion of live music events globally in the Company’s owned and/or operated venues and in rented third-party venues, the production of music festivals and the operation and management of music venues and is the aggregation of the Company’s North American Concerts and International Concerts operating segments. The Ticketing segment involves the management of the Company’s global ticketing operations including providing ticketing software and services to clients and online access for customers relating to ticket and event information and is responsible for the Company’s primary websites, www.livenation.com and www.ticketmaster.com. The Ticketing segment is the aggregation of the Company’s North American Ticketing and International Ticketing operating segments. The Artist Nation segment provides management services to artists and other services including merchandise, artist fan sites and VIP tickets and is the aggregation of the Company’s Artist Management and Artist Services operating segments. The Sponsorship & Advertising segment manages the development of strategic sponsorship programs in addition to the sale of international, national and local sponsorships and placement of advertising including signage, promotional programs and banner ads in the Company’s owned and/or operated venues and on its primary websites.

The Company has reclassified all periods to conform to the current period presentation. Revenue and expenses earned and charged between segments are eliminated in consolidation. Corporate expenses and all line items below operating income (loss) are managed on a total company basis.

The Company manages its working capital on a consolidated basis. Accordingly, segment assets are not reported to, or used by, the Company’s management to allocate resources to or assess performance of the segments, and therefore, total segment assets have not been disclosed.

The following table presents the results of operations for the Company’s reportable segments for the three months ending March 31, 2012 and 2011:

	Concerts	Ticketing	Artist Nation	Sponsorship & Advertising	Other	Corporate	Eliminations	Consolidated
	(in thousands)
Three Months Ended March 31, 2012
Revenue	$448,699	$326,544	$61,405	$36,128	$776	$-	$(5,555)	$867,997
Direct operating expenses	343,353	151,875	40,638	6,721	1,485	-	(5,358)	538,714
Selling, general and administrative expenses	131,618	103,328	24,088	8,789	312	-	-	268,135
Depreciation and amortization	28,362	39,166	11,612	39	12	719	(197)	79,713
Loss (gain) on sale of operating assets	(470)	(90)	-	-	272	-	-	(288)
Corporate expenses	-	-	-	-	-	23,217	-	23,217
Acquisition transaction expenses	814	(20)	50	-	-	465	-	1,309

Operating income (loss)	$(54,978)	$32,285	$(14,983)	$20,579	$(1,305)	$(24,401)	$-	$(42,803)

Intersegment revenue	$3,481	$882	$1,192	$-	$-	$-	$(5,555)	$-
Capital expenditures	$3,255	$18,331	$133	$756	$-	$908	$-	$23,383

Three Months Ended March 31, 2011
Revenue	$449,270	$317,509	$54,136	$33,071	$799	$332	$(5,708)	$849,409
Direct operating expenses	366,154	144,679	34,881	6,207	-	711	(5,508)	547,124
Selling, general and administrative expenses	126,301	90,192	47,306	8,613	557	-	-	272,969
Depreciation and amortization	26,413	37,252	13,481	99	14	422	(200)	77,481
Loss (gain) on sale of operating assets	(12)	(10)	1,241	-	76	-	-	1,295
Corporate expenses	-	-	-	-	-	21,036	-	21,036
Acquisition transaction expenses	(4,854)	269	592	-	-	5,658	-	1,665

Operating income (loss)	$(64,732)	$45,127	$(43,365)	$18,152	$152	$(27,495)	$-	$(72,161)

Intersegment revenue	$460	$3,993	$1,255	$-	$-	$-	$(5,708)	$-
Capital expenditures	$3,675	$11,145	$481	$12	$-	$2,927	$-	$18,240

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

In the first quarter of 2012, our overall revenue was up slightly as we saw an increased number of tickets sold in the Ticketing segment and increased merchandise and commission revenue in Artist Nation as compared to the first quarter of 2011. Given the seasonality of our business, the first quarter of the year tends to have lower revenue and profitability as compared to our second and third quarters. Our strategy remains centered on expanding our presence in the world’s largest live entertainment markets and leveraging our leadership position in the live entertainment industry to promote more concerts, sell more tickets and grow our sponsorship and online advertising revenue, while continuing to optimize our cost structure. As the leading global live event and ticketing company, we believe that we are well-positioned to effectively serve artists, teams, fans and venues.

Our Concerts segment delivered improved operating results in the first quarter as compared to last year through stronger arena and theater show results. Overall, we promoted 6% more concerts in the quarter, with an increase in related attendance of almost 4%. The slight reduction in attendance per show is largely driven by lower activity in our global touring business this quarter, which we believe is based on the timing of global tours. During the quarter, we expanded our presence in Asia by opening a promotion office in South Korea and entering into a partnership with the leading promoter in Japan. In 2012, we will continue to grow our festival base by investing in several new festivals, both internationally and in North America, and we remain focused on selling more tickets and continuing to improve the profitability of our amphitheater shows.

Our Ticketing segment saw an increase in ticket sales in the first quarter as compared to last year. Overall, our revenue grew by 3% based primarily on increased sales in Europe and despite the year-over-year reduction in fees earned for the 2012 Olympics ticket sales which were sold primarily in the first and second quarters of 2011. The investment in our ticketing platform continues as we are completing the first year of a three-year project to re-platform our core ticketing infrastructure. These investments, along with higher costs associated with revenue increases, drove an overall reduction in our operating results. We will continue to focus on a variety of initiatives aimed at improving the ticket buying process and the functionality of our sites in order to improve the overall fan and venue experience in 2012.

Our Sponsorship & Advertising segment delivered continued growth in revenue and operating results in the quarter, driven by growth in online advertising along with the renewal of existing brand relationships. We believe that our extensive on-site and online reach, global venue distribution network, artist relationships and ticketing operations are key to securing long-term sponsorship agreements with major brands and we continue to look for ways to expand these assets and to extend further internationally in new markets.

Our Artist Nation segment generated increased revenue and slight improvements in operations in the quarter, driven by higher artist management fees and merchandise sales. Overall, costs were lower due to stock-related compensation expense in 2011 related to the buyout of the remaining interests in Front Line. Our artist management business continues to focus on adding new artists and growing its overall business.

We remain excited about the long-term potential of our company as we continue to focus on the key elements of our business model, promoting more concerts in more markets, growing our sponsorship and online advertising revenue and selling more tickets while capturing more of the gross proceeds.

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

Segment Overview

Our reportable segments are Concerts, Ticketing, Artist Nation and Sponsorship & Advertising. Prior to 2012 we reported an eCommerce segment, which is now included in our Ticketing and Sponsorship & Advertising segments. Specifically, all online advertising and online sponsorships are now part of the Sponsorship & Advertising segment while all other activity has been included in the Ticketing segment. This change was made to be consistent with how the four key components of the business are now being managed.

The segment results for the prior period presented have been reclassified to conform to the current year presentation.

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

Ticketing

The Ticketing segment is primarily an agency business that sells tickets for events on behalf of our clients and retains a convenience charge and order processing fee for our services. We sell tickets through a combination of websites, telephone services and ticket outlets. Our ticketing sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon scheduling by our clients. Our Ticketing segment also manages our online activities including enhancements to our websites and bundling product offerings. Through our websites, we sell tickets to our own events as well as tickets for our ticketing clients and disseminate event and related merchandise information online.

To judge the health of our Ticketing segment, we primarily review the number of tickets sold through our ticketing operations, average convenience charges and order processing fees, the number of clients renewed and the average royalty rate paid to clients who use our ticketing services. In addition, we review the number of unique visitors to our websites, the overall number of customers in our data base and the revenue related to the sale of other products on our websites. For business that is conducted in foreign markets, we compare the operating results from our foreign operations to prior periods on a constant dollar basis.

Artist Nation

The Artist Nation segment primarily provides management services to music artists in exchange for a commission on the earnings of these artists. Our Artist Nation segment also sells merchandise associated with music artists at live performances, to retailers and directly to consumers via the internet and also provides other services to artists. Revenue earned from our Artist Nation segment is impacted to a large degree by the touring schedules of the artists we represent. Generally, we experience higher revenue during the second and third quarters as the period from May through September tends to be a popular time for touring events.

To judge the health of our Artist Nation segment, we primarily review the average annual earnings of each artist represented, percent of top artists on tour and planned album releases.

Sponsorship & Advertising

Our Sponsorship & Advertising segment employs a sales force that creates and maintains relationships with sponsors, through a combination of strategic, international, national and local opportunities for businesses to reach customers through our concert, venue, artist relationship and ticketing assets, including advertising on our websites. We work with our corporate clients to help create marketing programs that drive their businesses.

To judge the health of our Sponsorship & Advertising segment, we primarily review the average revenue per sponsor, the total revenue generated through sponsorship arrangements, percent of expected revenue under contract and the online revenue received from sponsors advertising on our websites.

Consolidated Results of Operations

	Three Months Ended March 31,		%
	2012	2011	Change
	(in thousands)
Revenue	$867,997	$849,409	2%
Operating expenses:
Direct operating expenses	538,714	547,124	(2)%
Selling, general and administrative expenses	268,135	272,969	(2)%
Depreciation and amortization	79,713	77,481	3%
Loss (gain) on sale of operating assets	(288)	1,295	*
Corporate expenses	23,217	21,036	10%
Acquisition transaction expenses	1,309	1,665	*

Operating loss	(42,803)	(72,161)	41%
Operating margin	(4.9)%	(8.5)%

Interest expense	29,710	29,229
Interest income	(900)	(527)
Equity in earnings of nonconsolidated affiliates	(3,881)	(994)
Other income — net	(1,782)	(585)

Loss before income taxes	(65,950)	(99,284)
Income tax expense (benefit)	4,278	(44,942)

Net loss	(70,228)	(54,342)
Net loss attributable to noncontrolling interests	(1,078)	(5,882)

Net loss attributable to Live Nation Entertainment, Inc.	$(69,150)	$(48,460)

*	Percentages are not meaningful.

Key Operating Metrics

	Three Months Ended March 31,
	2012	2011
Concerts (1)
Total estimated events:
North America	3,267	3,079
International	1,600	1,521

Total estimated events	4,867	4,600

Total estimated attendance (rounded):
North America	4,356,000	4,006,000
International	2,851,000	2,953,000

Total estimated attendance	7,207,000	6,959,000

Ticketing (2)
Number of tickets sold (in thousands):
Concerts	16,729	17,004
Sports	8,697	7,489
Arts and theater	4,807	4,563
Family	4,500	4,414
Other (3)	1,977	1,175

	36,710	34,645

Gross value of tickets sold (in thousands)	$2,236,206	$2,096,525
Number of customers in database (rounded)	112,772,000	101,110,000
Sponsorship & Advertising
Sponsorship revenue (in thousands)	$25,625	$24,796
Online advertising revenue (in thousands)	$10,503	$8,275

(1)	Events generally represent a single performance by an artist. Attendance generally represents the number of fans who were present at an event. Festivals are counted as one event in the quarter in which the festival begins but attendance is split over the days of the festival and can be split between quarters. Events and attendance metrics are estimated each quarter.

(2)	The number and gross value of tickets sold includes primary tickets only and excludes tickets sold for the 2012 London Olympics. These metrics include tickets sold during the period regardless of event timing except for our promoted concerts in our owned and/or operated venues and certain European territories where these tickets are recognized as the concerts occur.

(3)	Other category includes tickets for comedy shows, facility tours, donations, lectures, seminars and cinema.

Revenue

Our revenue increased $18.6 million, or 2%, during the three months ended March 31, 2012 as compared to the same period of the prior year. Excluding the decrease of approximately $7.4 million related to the impact of changes in foreign exchange rates, revenue increased $26.0 million, or 3%. The overall increase in revenue was primarily due to increases in our Ticketing and Artist Nation segments of $9.0 million and $7.3 million, respectively.

More detailed explanations of these changes are included in the applicable segment discussions below.

Direct operating expenses

Our direct operating expenses decreased $8.4 million, or 2%, during the three months ended March 31, 2012 as compared to the same period of the prior year. Excluding the decrease of approximately $4.5 million related to the impact of changes in foreign exchange rates, direct operating expenses decreased $3.9 million. The overall decrease in direct operating expenses was primarily due to a decrease in our Concerts segment of $22.8 million, partially offset by increases in our Ticketing and Artist Nation segments of $7.2 million and $5.8 million, respectively.

Direct operating expenses include artist fees, ticketing client royalties, show-related marketing and advertising expenses along with other costs.

More detailed explanations of these changes are included in the applicable segment discussions below.

Selling, general and administrative expenses

Our selling, general and administrative expenses decreased $4.8 million, or 2%, during the three months ended March 31, 2012 as compared to the same period of the prior year. Excluding the decrease of approximately $2.2 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses decreased $2.6 million, or 1%. The overall decrease in selling, general and administrative expenses was primarily due to a decrease in our Artist Nation segment of $23.2 million, driven by $24.4 million in costs incurred in 2011 related to the acquisition of the remaining interests in Front Line, partially offset by increases in our Concerts and Ticketing segments of $5.3 million and $13.1 million, respectively.

More detailed explanations of these changes are included in the applicable segment discussions below.

Depreciation and amortization

Depreciation and amortization increased $2.2 million, or 3%, during the three months ended March 31, 2012 as compared to the same period of the prior year. Excluding the decrease of approximately $0.5 million related to the impact of changes in foreign exchange rates, depreciation and amortization increased $2.7 million, or 4%. The overall increase in depreciation and amortization was primarily due to increases in our Concerts and Ticketing segments of $1.9 million each, partially offset by a decrease in our Artist Nation segment of $1.9 million.

More detailed explanations of these changes are included in the applicable segment discussions below.

Loss (gain) on sale of operating assets

There was no significant loss (gain) on sale of operating assets for the three months ended March 31, 2012. The $1.3 million loss on sale of operating assets for the three months ended March 31, 2011 was primarily due to a loss from the sale of an artist management company in the first quarter of 2011.

Corporate expenses

Corporate expenses increased $2.2 million, or 10%, during the three months ended March 31, 2012 as compared to the same period of the prior year primarily due to legal expenses for the Live Concert Antitrust Litigation matter and increased non-cash compensation expense related to stock awards issued in 2011.

Acquisition transaction expenses

Acquisition transaction expenses for the three months ended March 31, 2012 and 2011 were $1.3 million and $1.7 million, respectively, primarily due to costs associated with current year acquisitions and ongoing litigation related to the Merger. In 2011, these costs were partially offset by changes in the fair value of acquisition-related contingent consideration.

Interest expense

Interest expense increased $0.5 million, or 2%, during the three months ended March 31, 2012 as compared to the same period of the prior year primarily due to interest on borrowings under the revolving credit facility during the three months ended March 31, 2012.

Our debt balances and weighted average cost of debt, excluding unamortized debt discounts and premiums, were $1.728 billion and 6.0%, respectively, at March 31, 2012, and $1.754 billion and 6.0%, respectively, at March 31, 2011.

Equity in earnings of nonconsolidated affiliates

Equity in earnings of nonconsolidated affiliates increased $2.9 million during the three months ended March 31, 2012 as compared to the same period of the prior year primarily due to higher earnings from several artist management companies.

Income taxes

We calculate interim effective tax rates in accordance with the FASB guidance for income taxes and apply the estimated annual effective tax rate to year-to-date pretax income (loss) at the end of each interim period to compute a year-to-date tax expense (or benefit). This guidance requires departure from the effective tax rate computations when losses incurred within tax jurisdictions cannot be carried back and future profits associated with operations in those tax jurisdictions cannot be assured beyond any reasonable doubt. Accordingly, we have calculated an expected annual effective tax rate of approximately 19% (as compared to 22% in the prior year), excluding significant, unusual or extraordinary items, for ordinary income associated with operations, which are principally outside of the United States, for which we currently expect to have annual taxable income. The effective tax rate has been applied to year-to-date earnings for those operations for which we currently expect to have taxable income. We have not recorded tax benefits associated with losses from operations for which future taxable income cannot be reasonably assured. As required by this guidance, we also include tax effects of significant, unusual or extraordinary items in income tax expense in the interim period in which they occur.

Net income tax expense is $4.3 million for the three months ended March 31, 2012. The components of tax expense that contributed to the net tax expense for the three months ended March 31, 2012, primarily consists of income tax expense of $1.6 million based on the expected annual rate pertaining to income for the three months ended March 31, 2012, state and local taxes of $1.0 million, establishment of valuation allowance of $0.5 million on deferred tax assets and an increase for unrecognized tax benefits of $0.9 million.

Net loss attributable to noncontrolling interests

Net loss attributable to noncontrolling interests decreased $4.8 million during the three months ended March 31, 2012 as compared to the same period of the prior year primarily due to the acquisitions of the remaining interests in Front Line and Vector in 2011.

Concerts Results of Operations

Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2012	2011
	(in thousands)
Revenue	$448,699	$449,270	*
Direct operating expenses	343,353	366,154	(6)%
Selling, general and administrative expenses	131,618	126,301	4%
Depreciation and amortization	28,362	26,413	7%
Gain on sale of operating assets	(470)	(12)	*
Acquisition transaction expenses	814	(4,854)	*

Operating loss	$(54,978)	$(64,732)	15%

Operating margin	(12.3)%	(14.4)%

Adjusted operating loss **	$(24,951)	$(41,250)	40%

*	Percentages are not meaningful.
**	Adjusted operating income (loss) is defined and reconciled to operating income (loss) below.

Three Months

Concerts revenue decreased $0.6 million during the three months ended March 31, 2012 as compared to the same period of the prior year. Excluding the decrease of $4.9 million related to the impact of changes in foreign exchange rates, revenue increased $4.3 million, or 1%, primarily due to more shows and higher overall attendance in arenas and increased theater shows. Partially offsetting these increases was a reduction of global touring activity due to the timing of tours.

Concerts direct operating expenses decreased $22.8 million, or 6%, during the three months ended March 31, 2012 as compared to the same period of the prior year. Excluding the decrease of $3.8 million related to the impact of changes in foreign exchange rates, direct operating expenses decreased $19.0 million, or 5%, primarily due to the reduction in global touring activity, which was partially offset by higher expenses associated with the increased arena and theater activity noted above.

Concerts selling, general and administrative expenses increased $5.3 million, or 4%, during the three months ended March 31, 2012 as compared to the same period of the prior year. Excluding the decrease of $1.4 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased by $6.7 million primarily due to increased costs associated with the expansion in international markets and annual inflationary increases.

Concerts depreciation and amortization expense increased $1.9 million, or 7%, during the three months ended March 31, 2012 as compared to the same period of the prior year. Excluding the decrease of $0.2 million related to the impact of changes in foreign exchange rates, depreciation and amortization expense increased $2.1 million, or 8%, primarily due to increased amortization associated with certain artist rights contracts.

Concerts acquisition transaction expenses increased $5.7 million during the three months ended March 31, 2012 as compared to the same period of the prior year primarily due to changes in the fair value of acquisition-related contingent consideration during 2011.

The decreased operating loss for Concerts for the three months ended March 31, 2012 was primarily related to improved arena results that were partially offset by increased selling, general and administrative and acquisition transaction expenses.

Ticketing Results of Operations

Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2012	2011
	(in thousands)
Revenue	$326,544	$317,509	3%
Direct operating expenses	151,875	144,679	5%
Selling, general and administrative expenses	103,328	90,192	15%
Depreciation and amortization	39,166	37,252	5%
Gain on sale of operating assets	(90)	(10)	*
Acquisition transaction expenses	(20)	269	*

Operating income	$32,285	$45,127	(28)%

Operating margin	9.9%	14.2%

Adjusted operating income **	$72,561	$83,921	(14)%

*	Percentages are not meaningful.
**	Adjusted operating income (loss) is defined and reconciled to operating income (loss) below.

Three Months

Ticketing revenue increased $9.0 million, or 3%, during the three months ended March 31, 2012 as compared to the same period of the prior year. Excluding the decrease of $2.1 million related to the impact of changes in foreign exchange rates, revenue increased $11.1 million, or 4%, primarily due to incremental revenue of $7.9 million resulting from the acquisitions of TGLP in January 2011 and Serviticket in April 2011. These increases were partially offset by a decline in North America ticket revenue based on an increase in per ticket contracts versus royalty contracts along with strong ticket fees in 2011 for the 2012 London Olympics. For per ticket contracts, we record only our share of the service charges, whereas with royalty contracts, we record all of the service charges and record the clients’ share in direct operating expenses. Revenue related to ticketing service charges for our events where we control ticketing is deferred and recognized as the event occurs.

Ticketing direct operating expenses increased $7.2 million, or 5%, during the three months ended March 31, 2012 as compared to the same period of the prior year. Excluding the decrease of $0.7 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $7.9 million, or 5%, primarily due to incremental direct operating expenses of $3.8 million resulting from the acquisitions noted above. These increases were partially offset by lower direct costs in North America.

Ticketing selling, general and administrative expenses increased $13.1 million, or 15%, during the three months ended March 31, 2012 as compared to the same period of the prior year. Excluding the decrease of $0.8 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $13.9 million, or 15%, primarily due to increased costs relating to our investment in our technology platform and incremental expenses of $3.6 million resulting from the acquisitions noted above and Big Champagne in December 2011.

Ticketing depreciation and amortization increased $1.9 million, or 5%, during the three months ended March 31, 2012 as compared to the same period of the prior year. Excluding the decrease of $0.2 million related to the impact of changes in foreign exchange rates, depreciation and amortization increased $2.1 million, or 6%, primarily due to increased amortization of non-recoupable contract advances.

The decrease in operating income for Ticketing for the three months ended March 31, 2012 was primarily due to our investment in technology to enhance our ticketing platforms.

Artist Nation Results of Operations

Our Artist Nation segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2012	2011
	(in thousands)
Revenue	$61,405	$54,136	13%
Direct operating expenses	40,638	34,881	17%
Selling, general and administrative expenses	24,088	47,306	(49)%
Depreciation and amortization	11,612	13,481	(14)%
Loss on sale of operating assets	-	1,241	*
Acquisition transaction expenses	50	592	*

Operating loss	$(14,983)	$(43,365)	65%

Operating margin	(24.4)%	(80.1)%

Adjusted operating loss **	$(3,007)	$(827)	*

*	Percentages are not meaningful.
**	Adjusted operating income (loss) is defined and reconciled to operating income (loss) below.

Three Months

Artist Nation revenue increased $7.3 million, or 13%, during the three months ended March 31, 2012 as compared to the same period of the prior year primarily due to incremental revenue of $5.6 million resulting from the acquisition of T-Shirt Printers in October 2011, an increase in management revenue from our artists currently on tour and increased retail merchandise sales.

Artist Nation direct operating expenses increased $5.8 million, or 17%, during the three months ended March 31, 2012 as compared to the same period of the prior year primarily due to incremental direct operating expenses of $4.7 million resulting from the acquisition noted above and higher costs associated with increased merchandise activity.

Artist Nation selling, general and administrative expenses decreased $23.2 million, or 49%, during the three months ended March 31, 2012 as compared to the same period of the prior year resulting from $24.4 million of expense recorded in the first quarter of 2011 related to the acquisition of the remaining interests in Front Line.

Artist Nation depreciation and amortization decreased $1.9 million, or 14%, during the three months ended March 31, 2012 as compared to the same period of the prior year primarily due to the acceleration of amortization in 2011 for a trade name being phased out.

The decrease in operating loss for Artist Nation for the three months ended March 31, 2012 was driven by higher commission revenue for our artist management services and decreased selling, general and administrative expenses driven by the prior year costs related to the acquisition of the remaining interests in Front Line in the first quarter of 2011.

Sponsorship & Advertising Results of Operations

Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2012	2011
	(in thousands)
Revenue	$36,128	$33,071	9%
Direct operating expenses	6,721	6,207	8%
Selling, general and administrative expenses	8,789	8,613	2%
Depreciation and amortization	39	99	(61)%

Operating income	$20,579	$18,152	13%

Operating margin	57.0%	54.9%

Adjusted operating income **	$20,725	$18,399	13%

**	Adjusted operating income (loss) is defined and reconciled to operating income (loss) below.

Three Months

Sponsorship & Advertising revenue increased $3.1 million, or 9%, during the three months ended March 31, 2012 as compared to the same period of the prior year. Excluding the decrease of $0.5 million related to the impact of changes in foreign exchange rates, revenue increased $3.6 million, or 11%, primarily due to higher online sponsorship activity in North America and Europe.

The increased operating income for the three months ended March 31, 2012 was primarily due to improved online sponsorship sales.

Reconciliation of Segment Operating Income (Loss)

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Concerts	$(54,978)	$(64,732)
Ticketing	32,285	45,127
Artist Nation	(14,983)	(43,365)
Sponsorship & Advertising	20,579	18,152
Other	(1,305)	152
Corporate	(24,401)	(27,495)

Consolidated operating loss	$(42,803)	$(72,161)

Reconciliation of Segment Adjusted Operating Income (Loss)

AOI is a non-GAAP financial measure that we define as operating income (loss) before acquisition expenses (including transaction costs, changes in the fair value of accrued acquisition-related contingent consideration arrangements, payments under the Azoff Trust note and acquisition-related severance), depreciation and amortization (including goodwill impairment), loss (gain) on sale of operating assets and non-cash and certain stock-based compensation expense (including expense associated with grants of certain stock-based awards which are classified as liabilities). We use AOI to evaluate the performance of our operating segments. We believe that information about AOI assists investors by allowing them to evaluate changes in the operating results of our portfolio of businesses separate from non-operational factors that affect net income, thus providing insights into both operations and the other factors that affect reported results. AOI is not calculated or presented in accordance with GAAP. A limitation of the use of AOI as a performance measure is that it does not reflect the periodic costs of certain amortizing assets used in generating revenue in our business. Accordingly, AOI should be considered in addition to, and not as a substitute for, operating income (loss), net income (loss), and other measures of financial performance reported in accordance with GAAP. Furthermore, this measure may vary among other companies; thus, AOI as presented herein may not be comparable to similarly titled measures of other companies.

The following table sets forth the computation of adjusted operating income (loss):

	Adjusted operating income (loss)	Non-cash and stock- based compensation expense	Loss (gain) on sale of operating assets	Depreciation and amortization	Acquisition expenses	Operating income (loss)
	(in thousands)
Three Months Ended March 31, 2012
Concerts	$(24,951)	$1,321	$(470)	$28,362	$814	$(54,978)
Ticketing	72,561	1,548	(90)	39,166	(348)	32,285
Artist Nation	(3,007)	314	-	11,612	50	(14,983)
Sponsorship & Advertising	20,725	108	-	39	(1)	20,579
Other and Eliminations	(1,218)	-	272	(185)	-	(1,305)
Corporate	(15,927)	5,688	-	719	2,067	(24,401)

Total	$48,183	$8,979	$(288)	$79,713	$2,582	$(42,803)

Three Months Ended March 31, 2011
Concerts	$(41,250)	$1,661	$(12)	$26,413	$(4,580)	$(64,732)
Ticketing	83,921	1,439	(10)	37,252	113	45,127
Artist Nation	(827)	27,224	1,241	13,481	592	(43,365)
Sponsorship & Advertising	18,399	148	-	99	-	18,152
Other and Eliminations	42	-	76	(186)	-	152
Corporate	(15,229)	4,835	-	422	7,009	(27,495)

Total	$45,056	$35,307	$1,295	$77,481	$3,134	$(72,161)

Liquidity and Capital Resources

Our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, are funded from operations or from borrowings under our senior secured credit facility described below. Our cash is centrally managed on a worldwide basis. Our primary short-term liquidity needs are to fund general working capital requirements and capital expenditures while our long-term liquidity needs are primarily related to acquisitions and debt repayment. Our primary sources of funds for our short-term liquidity needs will be cash flows from operations and borrowings under our senior secured credit facility, while our long-term sources of funds will be from cash flows from operations, long-term bank borrowings and other debt or equity financings.

Our balance sheet reflects cash and cash equivalents of $1.071 billion at March 31, 2012, and $844.3 million at December 31, 2011. Included in the March 31, 2012 and December 31, 2011 cash and cash equivalents balance is $421.8 million and $373.9 million, respectively, of funds representing amounts equal to the face value of tickets sold on behalf of clients and the clients’ share of convenience and order processing charges, or client funds. We do not utilize client funds for our own financing or investing activities as the amounts are payable to clients. Our foreign subsidiaries hold approximately $430.9 million in cash and cash equivalents, excluding client cash. We do not intend to repatriate these funds, but would need to accrue and pay United States federal and state income taxes on any future repatriations, net of applicable foreign tax credits. We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is ninety days or less, we present the borrowings and subsequent repayments on a net basis on the statement of cash flows to better represent our financing activities. Our balance sheet reflects current and long-term debt of $1.713 billion at March 31, 2012 and $1.716 billion at December 31, 2011. Our weighted-average cost of debt, excluding the debt discounts on our term loan and convertible notes and the debt premium on our 10.75% senior notes, was 6.0 % at March 31, 2012.

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

Our intra-year cash fluctuations are impacted by the seasonality of our various businesses. Examples of seasonal effects include our Concerts and Artist Nation segments, which report the majority of their revenue in the second and third quarters. Cash inflows and outflows depend on the timing of event-related payments but the majority of the inflows generally occur prior to the event. See “—Seasonality” below. We believe that we have sufficient financial flexibility to fund these fluctuations and to access the global capital markets on satisfactory terms and in adequate amounts, although there can be no assurance that this will be the case, and capital could be less accessible and/or more costly given current economic conditions. We expect cash flows from operations and borrowings under our senior secured credit facility, along with other financing alternatives, to satisfy working capital, capital expenditures and debt service requirements for at least the succeeding year.

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

Sources of Cash

May 2010 Senior Secured Credit Facility

Our senior secured credit facility consists of (i) a $100 million term loan A with a maturity of five and one-half years, (ii) an $800 million term loan B with a maturity of six and one-half years and (iii) a $300 million revolving credit facility with a maturity of five years. In addition, subject to certain conditions, we have the right to increase such term loan facilities by up to $300 million in the aggregate. The five-year revolving credit facility provides for borrowings up to the amount of the facility with sublimits of up to (i) $150 million to be available for the issuance of letters of credit, (ii) $50 million to be available for swingline loans and (iii) $100 million to be available for borrowings in foreign currencies. The senior secured credit facility is secured by a first priority lien on substantially all of our domestic wholly-owned subsidiaries and on 65% of the capital stock of our wholly-owned foreign subsidiaries.

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

For the Term Loan A, we are required to make quarterly payments ranging from $1.25 million to $10.0 million with the balance due at maturity in November 2015. For the Term Loan B, we are required to make quarterly payments of $2.0 million with the balance due at maturity in November 2016. We are also required to make mandatory prepayments of the loans under the credit agreement, subject to specified exceptions, from excess cash flow, and with the proceeds of asset sales, debt issuances and specified other events.

Borrowings on the May 2010 senior secured credit facility were primarily used to repay the borrowings under our and Ticketmaster’s then existing credit facilities, convert existing preferred stock of one of our subsidiaries into the right to receive a cash payment and settle this obligation, pay related fees and expenses and for general corporate purposes. During the three months ended March 31, 2012, we made principal payments totaling $4.5 million on these term loans. At March 31, 2012, the outstanding balances on the term loans, net of discount were $866.2 million. There were no borrowings under the revolving credit facility as of March 31, 2012. Based on our letters of credit of $55.6 million, $244.4 million was available for future borrowings.

Debt Covenants

Our senior secured credit facility contains a number of covenants and restrictions that, among other things, requires us to satisfy certain financial covenants and restricts our and our subsidiaries’ ability to incur additional debt, make certain investments and acquisitions, repurchase our stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets, merge or consolidate, and pay dividends and make distributions (with the exception of subsidiary dividends or distributions to the parent company or other subsidiaries on at least a pro-rata basis with any noncontrolling interest partners). Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the credit facility becoming immediately due and payable. The senior secured credit facility agreement has two covenants measured quarterly that relate to total leverage and interest coverage. The consolidated total leverage covenant requires us to maintain a ratio of consolidated total debt to consolidated EBITDA (both as defined in the credit agreement) of 4.5x over the trailing four consecutive quarters. The total leverage ratio will reduce to 4.0x on September 30, 2012, 3.75x on September 30, 2013 and 3.5x on March 31, 2015. The consolidated interest coverage covenant requires us to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense (both as defined in the credit agreement) of 2.75x over the trailing four consecutive quarters. The interest coverage ratio will increase to 3.0x on September 30, 2012.

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

As of March 31, 2012, we believe we were in compliance with all of our debt covenants. We expect to remain in compliance with all of our debt covenants throughout 2012.

Disposals of assets

During the three months ended March 31, 2012, we received $5.6 million of proceeds primarily related to the sale of an amphitheater in Ohio. These proceeds are presented net of any cash included in the businesses sold.

Uses of Cash

Acquisitions

When we make acquisitions, the acquired entity may have cash on its balance sheet at the time of acquisition. All amounts discussed in this section are presented net of any cash acquired. During the three months ended March 31, 2012, there were no significant acquisitions. During the three months ended March 31, 2011, we used $7.3 million in cash primarily for the January 2011 acquisition in our Ticketing segment of TGLP and the March 2011 acquisitions in our Artist Nation segment of 50% interests in two artist management companies in the United Kingdom.

Purchases of Intangibles

During the three months ended March 31, 2012, we used $10.0 million in cash primarily related to the acquisition of the rights to a festival in Europe. There were no significant intangible purchases during the three months ended March 31, 2011.

Capital Expenditures

Venue and ticketing operations are capital intensive businesses, requiring continual investment in our existing venues and ticketing system in order to address fan and artist expectations, technological industry advances and various federal, state and/or local regulations.

We categorize capital outlays between maintenance capital expenditures and revenue generating capital expenditures. Maintenance capital expenditures are associated with the renewal and improvement of existing venues and technology systems, web development and administrative offices. Revenue generating capital expenditures generally relate to the construction of new venues or major renovations to existing buildings or buildings that are being added to our venue network or the development of new online or ticketing tools or technology enhancements. Revenue generating capital expenditures can also include smaller projects whose purpose is to add revenue and/or improve operating income. Capital expenditures typically increase during periods when venues are not in operation since that is the time that such improvements can be completed.

Our capital expenditures, including accruals but excluding expenditures funded by outside parties such as landlords or replacements funded by insurance companies, consisted of the following:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Maintenance capital expenditures	$10,128	$11,034
Revenue generating capital expenditures	13,255	7,206

Total capital expenditures	$23,383	$18,240

Maintenance capital expenditures during the first three months of 2012 decreased from the same period of the prior year primarily due to expenditures during the three months ended March 31, 2011 related to the integration of our financial systems and offices as a result of the Merger, which was completed during 2011.

Revenue generating capital expenditures during the first three months of 2012 increased from the same period of the prior year primarily related to the re-platforming of our ticketing system.

We currently expect capital expenditures to be approximately $125 million for the full year 2012.

Cash Flows

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Cash provided by (used in):
Operating activities	$264,772	$127,768
Investing activities	$(32,170)	$(24,192)
Financing activities	$(20,530)	$(45,370)

Operating Activities

Cash provided by operations was $264.8 million for the three months ended March 31, 2012, compared to $127.8 million for the three months ended March 31, 2011. The $137.0 million increase resulted primarily from net changes in the event-related operating accounts which are dependent on the timing of ticket sales along with the size and number of events for upcoming periods. During the first three months of 2012, we received more deferred revenue and paid less accrued event-related expenses partially offset by higher payments of prepaid event-related expenses as compared to the same period in the prior year. In addition, we collected more accounts receivable in this year as compared to the prior year.

Investing Activities

Cash used in investing activities was $32.2 million for the three months ended March 31, 2012, compared to $24.2 million for the three months ended March 31, 2011. The $8.0 million increase was primarily due to increases in purchases of property, plant and equipment and intangible assets as compared to the same period in the prior year partially offset by reduced payments for acquisitions.

Financing Activities

Cash used in financing activities was $20.5 million for the three months ended March 31, 2012, compared to $45.4 million for the three months ended March 31, 2011. The $24.9 million decrease was primarily a result of cash used for purchases of non-controlling interests in 2011 for the remaining equity interests in Front Line partially offset by proceeds received in 2011 from the sale of common stock in connection with the subscription agreement with Liberty Media.

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

Cash flows from our Concerts segment typically have a slightly different seasonality as payments are often made for artist performance fees and production costs in advance of the date the related event tickets go on sale. These artist fees and production costs are expensed when the event occurs. Once tickets for an event go on sale, we generally begin to receive payments from ticket sales in advance of when the event occurs for events at our owned and/or operated venues. We record these ticket sales as revenue when the event occurs.

Market Risk

We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates.

Foreign Currency Risk

We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported operating income of $2.6 million for the three months ended March 31, 2012. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the three months ended March 31, 2012 by $0.3 million. As of March 31, 2012, our primary foreign exchange exposure included the Euro, British Pound and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities.

We primarily use forward currency contracts in addition to options to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. We also enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At March 31, 2012, we had forward currency contracts and options outstanding with a notional amount of $201.1 million.

Interest Rate Risk

Our market risk is also affected by changes in interest rates. We had $1.713 billion of total debt, net of unamortized discounts and premiums, outstanding as of March 31, 2012. Of the total amount, taking into consideration existing interest rate hedges, we had $9.2 million of fixed-rate debt and $7.9 million of floating-rate debt.

Based on the amount of our floating-rate debt as of March 31, 2012, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $2.0 million when the floor rate is not applicable. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of March 31, 2012 with no subsequent change in rates for the remainder of the period.

At March 31, 2012, we have one interest rate cap agreement that is designated as a cash flow hedge for accounting purposes. The interest rate cap had a notional amount of $85.0 million at March 31, 2012, to limit our cash flow exposure to an interest rate of 4% per annum. This agreement expires on June 30, 2013. The fair value of this agreement at March 31, 2012 was a de minimis asset. This agreement was put in place to reduce the variability of a portion of the cash flows from the interest payments related to the May 2010 senior secured credit facility. The terms of the May 2010 senior secured credit facility require one or more interest rate protection agreements, with an effect of fixing or limiting the interest costs, for at least 50% of the consolidated total funded debt at the closing date for at least three years. Upon the execution of this interest rate cap agreement, the existing interest rate protection agreements fully met this requirement.

Through our AMG subsidiary, we have two interest rate swap agreements with a $33.3 million aggregate notional amount that effectively convert a portion of our floating-rate debt to a fixed-rate basis. Both agreements expire in December 2015. Also, in connection with the financing of the redevelopment of the O2 Dublin, we have an interest rate swap agreement with a notional amount of $10.9 million that expires in December 2013 effectively converting a portion of our floating-rate debt to a fixed-rate basis. These interest rate swap agreements have not been designated as hedging instruments. Therefore, any change in fair value is recorded in earnings during the period of the change.

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

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is as follows:

Three Months Ended March 31,		Year Ended December 31,
2012	2011	2011	2010	2009	2008
*	*	*	*	*	*

*	For the three months ended March 31, 2012 and 2011, fixed charges exceeded earnings before income taxes and fixed charges by $69.8 million and $100.3 million, respectively. For the years ended December 31, 2011, 2010, 2009 and 2008, fixed charges exceeded earnings from continuing operations before income taxes and fixed charges by $104.4 million, $193.6 million, $116.5 million, and $358.6 million, respectively.

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

Recent Accounting Pronouncements

Recently Adopted Pronouncements

In May 2011, the FASB issued guidance that improves comparability of fair value measurements presented and disclosed in financial statements. This guidance clarifies the application of existing fair value measurement requirements including (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s stockholders’ equity, and (3) quantitative information required for fair value measurements categorized within Level 3. It also requires additional disclosure for Level 3 measurements regarding the sensitivity of the fair value to changes in unobservable inputs and any interrelationships between those inputs. We adopted this guidance on January 1, 2012 and the adoption of this guidance did not have a material effect on our financial position or results of operations.

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

Management believes that the accounting estimates involved in business combinations, impairment of long-lived assets and goodwill, revenue recognition, litigation accruals, stock-based compensation and income taxes are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. These critical accounting estimates, the judgments and assumptions and the effect if actual results differ from these assumptions are described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K filed with the SEC on February 24, 2012.

There have been no changes to our critical accounting policies during the three months ended March 31, 2012.

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

Based on their evaluation as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In May 2010, we responded to CTS’s request for arbitration and filed counterclaims asserting that CTS breached the CTS Agreement by failing to provide ticketing platforms that met the standard required by the CTS Agreement for the North American and European markets. We are seeking relief primarily in the form of damages and a declaration that we validly terminated the CTS Agreement based on CTS’s material breaches. We deny that CTS is entitled to collect damages for royalties that would have been paid over the full 10-year term of the CTS Agreement or on Ticketmaster-controlled tickets. The matter has been assigned to an arbitrator, and hearings were conducted in the summer and fall of 2011. A decision from the arbitrator is currently expected during the summer of 2012. While we do not believe that a loss is probable of occurring at this time, if the arbitrator rules against us on any or all claims, the amounts at stake could be substantial. Considerable uncertainty remains regarding the validity of the claims and damages asserted against us. As a result, we are currently unable to estimate the possible loss or range of loss for this matter. We intend to continue to vigorously defend the action.

Live Concert Antitrust Litigation

We were a defendant in a lawsuit filed by Malinda Heerwagen in June 2002 in the United States District Court. The plaintiff, on behalf of a putative class consisting of certain concert ticket purchasers, alleged that anti-competitive practices for concert promotion services by us nationwide caused artificially high ticket prices. In August 2003, the District Court ruled in our favor, denying the plaintiff’s class certification motion. The plaintiff appealed to the United States Court of Appeals. In January 2006, the Court of Appeals affirmed, and the plaintiff then dismissed her action that same month. Subsequently, twenty-two putative class actions were filed by different named plaintiffs in various United States District Courts throughout the country, making claims substantially similar to those made in the Heerwagen action, except that the geographic markets alleged are regional, statewide or more local in nature, and the members of the putative classes are limited to individuals who purchased tickets to concerts in the relevant geographic markets alleged. The plaintiffs seek unspecified compensatory, punitive and treble damages, declaratory and injunctive relief and costs of suit, including attorneys’ fees. We have filed our answers in some of these actions and have denied liability. In April 2006, granting our motion, the Judicial Panel on Multidistrict Litigation transferred these actions to the United States District Court for the Central District of California for coordinated pre-trial proceedings. In June 2007, the District Court conducted a hearing on the plaintiffs’ motion for class certification, and also that month the Court entered an order to stay all proceedings pending the Court’s ruling on class certification. In October 2007, the Court granted the plaintiffs’ motion and certified classes in the Chicago, New England, New York/New Jersey, Colorado and Southern California regional markets. In November 2007, the Court extended its stay of all proceedings pending further developments in the United States Court of Appeals for the Ninth Circuit. In February 2008, we filed with the District Court a Motion for Reconsideration of its October 2007 class certification order. In October 2010, the District Court denied our Motion for Reconsideration and lifted the stay of all proceedings. In February 2011, we filed with the District Court a Motion for Partial Summary Judgment Regarding Statute of Limitations. In April 2011, the District Court granted our Motion for Partial Summary Judgment. In November 2011, we filed with the District Court our Motion for Class Decertification, Motion to Exclude Testimony of the plaintiffs’ expert witness, and Motions for Summary Judgment in the actions pertaining to the Colorado and Southern California regional markets.

In March 2012, the District Court issued an Order (the “Colorado/Southern California Order”) granting our Motions for Summary Judgment and also granting in part our Motion to Exclude Testimony. The trial for the action involving the Southern California regional market that had been scheduled to commence in April 2012 has been taken off the calendar. On April 26, 2012, the District Court denied the plaintiffs’ request for a stay of proceedings pending their appeal of the Colorado/Southern California Order, and instead ordered us to file, by May 29, 2012, our Motions for Summary Judgment in the other twenty actions. A hearing is set for July 2, 2012. While the Colorado/Southern California Order related specifically to the cases in those two markets, we believe that the decisions and results reflected therein should ultimately be applied to the remaining twenty actions. As a result, we do not believe that a loss is probable of occurring at this time; however, if any or all of the remaining cases proceed to trial and plaintiffs are awarded damages, the amount of any such award could be substantial. Considerable uncertainty remains regarding the validity of the claims and damages asserted against us, particularly in light of the decisions reflected in the Colorado/Southern California Order. As a result, we are currently unable to estimate the possible loss or range of loss for this matter. We intend to continue to vigorously defend all claims in all of the remaining actions.

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

As of March 31, 2012, we have accrued $35.5 million, our best estimate of the probable costs associated with the settlement referred to above. This liability includes an estimated redemption rate. Any difference between our estimated redemption rate and the actual redemption rate we experience will impact the final settlement amount; however, we do not expect this difference to be material.

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

In February 2012, the parties entered into a settlement agreement that would, if approved by the courts, resolve all of the resale market claims. The court approval process for the proposed settlement has been commenced, with pre-approvals having been afforded in all provinces in which the actions are pending. The process is expected to take several months, with final approval hearings in all provinces scheduled for the summer of 2012.

As of March 31, 2012, we have accrued our best estimate of the probable costs associated with the resale market claims of this matter, the full amount of which was funded by an escrow established in connection with Ticketmaster’s 2008 acquisition of TicketsNow.

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

As of March 31, 2012, we have accrued $41.6 million for the specific cases discussed above as our best estimate of the probable costs of legal settlement, including $35.5 million for the Ticketing Fees Consumer Class Action litigation settlement.

Item 1A.	Risk Factors

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Part 1, Item 1A of our 2011 Annual Report on Form 10-K filed with the SEC on February 24, 2012, describes some of the risks and uncertainties associated with our business which have the potential to materially affect our business, financial condition or results of operations. We do not believe that there have been any material changes to the risk factors previously disclosed in our 2011 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

		Exhibit Description	Incorporated by Reference					Filed Here with
Exhibit No.			Form	File No.	Exhibit No.	Filing Date	Filed By
2.1		Agreement and Plan of Merger, dated February 10, 2009, between Ticketmaster Entertainment, Inc. and Live Nation, Inc.	8-K	001-32601	2.1	2/13/2009	Live Nation Entertainment, Inc.
10.1		Tenth Supplemental Indenture, entered into as of February 28, 2012, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I attached thereto, HOB Punch Line S.F. Corp., and The Bank of New York Mellon Trust Company, N.A., as trustee.						X
10.2		Fourth Supplemental Indenture, entered into as of February 28, 2012, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I attached thereto, HOB Punch Line S.F. Corp., and The Bank of New York Mellon Trust Company, N.A., as trustee.						X
31.1		Certification of Chief Executive Officer.						X
31.2		Certification of Chief Financial Officer.						X
32.1		Section 1350 Certification of Chief Executive Officer.						X
32.2		Section 1350 Certification of Chief Financial Officer.						X
101.INS	*	XBRL Instance Document						X
101.SCH	*	XBRL Taxonomy Schema Document						X
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document						X
101.DEF	*	XBRL Taxonomy Definition Linkbase Document						X
101.LAB	*	XBRL Taxonomy Label Linkbase Document						X
101.PRE	*	XBRL Taxonomy Presentation Linkbase Document						X

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2012.

LIVE NATION ENTERTAINMENT, INC.

By:	/s/ BRIAN CAPO
Brian Capo
Chief Accounting Officer

EXHIBIT INDEX

		Exhibit Description	Incorporated by Reference					Filed Here with
Exhibit No.			Form	File No.	Exhibit No.	Filing Date	Filed By
2.1		Agreement and Plan of Merger, dated February 10, 2009, between Ticketmaster Entertainment, Inc. and Live Nation, Inc.	8-K	001-32601	2.1	2/13/2009	Live Nation Entertainment, Inc.
10.1		Tenth Supplemental Indenture, entered into as of February 28, 2012, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I attached thereto, HOB Punch Line S.F. Corp., and The Bank of New York Mellon Trust Company, N.A., as trustee.						X
10.2		Fourth Supplemental Indenture, entered into as of February 28, 2012 among Live Nation Entertainment, Inc., the guarantors listed in Appendix I attached thereto, HOB Punch Line S.F. Corp., and The Bank of New York Mellon Trust Company, N.A., as trustee.						X
31.1		Certification of Chief Executive Officer.						X
31.2		Certification of Chief Financial Officer.						X
32.1		Section 1350 Certification of Chief Executive Officer.						X
32.2		Section 1350 Certification of Chief Financial Officer.						X
101.INS	*	XBRL Instance Document						X
101.SCH	*	XBRL Taxonomy Schema Document						X
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document						X
101.DEF	*	XBRL Taxonomy Definition Linkbase Document						X
101.LAB	*	XBRL Taxonomy Label Linkbase Document						X
101.PRE	*	XBRL Taxonomy Presentation Linkbase Document						X

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.