Form 10-Q
period 2012-06-30
Live Nation Entertainment, Inc.
filed 2012-08-07
CIK 1335258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012,

or

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

On August 2, 2012, there were 190,439,143 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 3,284,590 shares of unvested restricted stock awards and excluding 51,915 shares held in treasury.

LIVE NATION ENTERTAINMENT, INC.

LIVE NATION ENTERTAINMENT, INC.

GLOSSARY OF KEY TERMS

AMG	Academy Music Holdings Limited Group
AOI	Adjusted operating income (loss)
Azoff Trust	The Azoff Family Trust of 1997, of which Irving Azoff is co-Trustee
BigChampagne	BigChampagne, LLC
Cablevision	Cablevision Systems Corporation
Clear Channel	Clear Channel Communications, Inc.
Company	Live Nation Entertainment, Inc. and subsidiaries
Coppel	Michael Coppel Ventures Pty Ltd
Cream	Cream Holdings Limited
CTS	CTS Eventim AG
FASB	Financial Accounting Standards Board
FLMG	FLMG Holdings Corp., a wholly-owned subsidiary of Live Nation
Front Line	Front Line Management Group, Inc.
GAAP	United States Generally Accepted Accounting Principles
HARD	HARD Events LLC
Liberty Media	Liberty Media Corporation
Live Nation	Live Nation Entertainment, Inc., formerly known as Live Nation, Inc., and subsidiaries
Merger	Merger between Live Nation, Inc. and Ticketmaster Entertainment, Inc. announced in February 2009 and consummated in January 2010
Merger Agreement	Agreement and Plan of Merger, dated February 10, 2009 and consummated on January 25, 2010, between Live Nation, Inc. and Ticketmaster Entertainment, Inc.
MSG	The Madison Square Garden Company
SEC	United States Securities and Exchange Commission
Separation	The contribution and transfer by Clear Channel of substantially all of its entertainment assets and liabilities to Live Nation
Serviticket	Serviticket, S.A.
TGLP	Ticketmaster Group Limited Partnership
Ticketmaster

For periods prior to May 6, 2010, Ticketmaster means Ticketmaster Entertainment LLC and its predecessor companies (including without limitation Ticketmaster Entertainment, Inc.); for periods on and after May 6, 2010, Ticketmaster means the Ticketmaster ticketing business of the Company

TicketsNow	TNow Entertainment Group, Inc.
T-Shirt Printers	T-Shirt Printers Pty Limited

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LIVE NATION ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2012	December 31, 2011
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$1,005,039	$844,253
Accounts receivable, less allowance of $13,487 and $16,986, respectively	492,484	389,346
Prepaid expenses	625,372	316,491
Other current assets	52,968	26,700

Total current assets	2,175,863	1,576,790
Property, plant and equipment
Land, buildings and improvements	842,236	851,812
Computer equipment and capitalized software	299,160	261,475
Furniture and other equipment	185,681	172,250
Construction in progress	56,431	60,652

	1,383,508	1,346,189
Less accumulated depreciation	670,688	626,053

	712,820	720,136
Intangible assets
Definite-lived intangible assets, net	858,515	873,712
Indefinite-lived intangible assets	377,114	377,160
Goodwill	1,313,800	1,257,644
Investments in nonconsolidated affiliates	63,482	55,796
Other long-term assets	246,831	226,533

Total assets	$5,748,425	$5,087,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, client accounts	$495,030	$473,956
Accounts payable	171,879	87,627
Accrued expenses	598,069	579,566
Deferred revenue	830,276	273,536
Current portion of long-term debt	57,703	52,632
Other current liabilities	17,679	25,236

Total current liabilities	2,170,636	1,492,553

Long-term debt, net	1,682,356	1,663,056
Long-term deferred income taxes	192,028	186,298
Other long-term liabilities	106,225	120,693
Commitments and contingent liabilities

Redeemable noncontrolling interests	46,530	8,277

Stockholders’ equity
Common stock	1,871	1,868
Additional paid-in capital	2,256,228	2,243,587
Accumulated deficit	(806,649)	(745,191)
Cost of shares held in treasury	(250)	(2,787)
Accumulated other comprehensive loss	(45,327)	(36,374)

Total Live Nation Entertainment, Inc. stockholders’ equity	1,405,873	1,461,103
Noncontrolling interests	144,777	155,791

Total stockholders’ equity	1,550,650	1,616,894

Total liabilities and stockholders’ equity	$5,748,425	$5,087,771

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands except share and per share data)
Revenue	$1,550,677	$1,558,882	$2,418,674	$2,408,291
Operating expenses:
Direct operating expenses	1,106,869	1,138,151	1,645,583	1,685,275
Selling, general and administrative expenses	280,943	266,795	549,078	539,764
Depreciation and amortization	94,259	76,927	173,972	154,408
Loss (gain) on sale of operating assets	93	(660)	(195)	635
Corporate expenses	27,415	24,590	50,632	45,626
Acquisition transaction expenses	(1,870)	706	(561)	2,371

Operating income (loss)	42,968	52,373	165	(19,788)
Interest expense	29,488	30,845	59,198	60,074
Interest income	(931)	(1,298)	(1,831)	(1,825)
Equity in earnings of nonconsolidated affiliates	(1,801)	(1,778)	(5,682)	(2,772)
Other expense, net	5,424	1,331	3,642	746

Income (loss) before income taxes	10,788	23,273	(55,162)	(76,011)
Income tax expense (benefit)	5,228	6,659	9,506	(38,283)

Net income (loss)	5,560	16,614	(64,668)	(37,728)
Net income (loss) attributable to noncontrolling interests	(2,132)	3,357	(3,210)	(2,525)

Net income (loss) attributable to Live Nation Entertainment, Inc.	$7,692	$13,257	$(61,458)	$(35,203)

Basic net income (loss) per common share attributable to common stockholders of Live Nation Entertainment, Inc.	$0.04	$0.07	$(0.33)	$(0.20)

Diluted net income (loss) per common share attributable to common stockholders of Live Nation Entertainment, Inc.	$0.04	$0.07	$(0.33)	$(0.20)

Weighted average common shares outstanding:
Basic	186,893,774	180,818,826	186,707,769	178,568,320
Diluted	189,325,338	182,790,095	186,707,769	178,568,320

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Net income (loss)	$5,560	$16,614	$(64,668)	$(37,728)
Other comprehensive income (loss), net of tax:
Unrealized loss on cash flow hedges	(83)	(93)	(88)	(137)
Change in funded status of defined benefit pension plan	-	(8)	-	(32)
Foreign currency translation adjustments	(34,188)	9,138	(8,865)	54,653

Comprehensive income (loss)	(28,711)	25,651	(73,621)	16,756
Comprehensive income (loss) attributable to noncontrolling interests	(2,132)	3,357	(3,210)	(2,525)

Comprehensive income (loss) attributable to Live Nation Entertainment, Inc.	$(26,579)	$22,294	$(70,411)	$19,281

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(64,668)	$(37,728)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	59,691	58,935
Amortization	114,281	95,473
Deferred income tax benefit	(6,946)	(35,444)
Amortization of debt issuance costs and discount/premium, net	6,881	6,413
Non-cash compensation expense	17,919	32,192
Unrealized changes in fair value of contingent consideration	(2,564)	(8,908)
Loss (gain) on sale of operating assets	(195)	635
Equity in earnings of nonconsolidated affiliates	(5,682)	(2,772)
Other, net	791	2,904
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(103,344)	(148,233)
Increase in prepaid expenses	(305,090)	(138,161)
Increase in other assets	(62,284)	(55,756)
Increase in accounts payable, accrued expenses and other liabilities	94,717	69,903
Increase in deferred revenue	566,621	293,212

Net cash provided by operating activities	310,128	132,665

CASH FLOWS FROM INVESTING ACTIVITIES
Collections and advances of notes receivable	566	(626)
Distributions from nonconsolidated affiliates	703	7,481
Investments made in nonconsolidated affiliates	(2,858)	(5,926)
Purchases of property, plant and equipment	(62,785)	(44,651)
Proceeds from disposal of operating assets, net of cash divested	5,648	7,163
Cash paid for acquisitions, net of cash acquired	(68,093)	(19,904)
Purchases of intangible assets	(11,469)	(103)
Other, net	(269)	(525)

Net cash used in investing activities	(138,557)	(57,091)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	58,270	(756)
Payments on long-term debt	(44,222)	(15,081)
Contributions from noncontrolling interests	130	-
Distributions to and purchases/sales of noncontrolling interests, net	(8,189)	(59,999)
Proceeds from exercise of stock options	859	3,082
Proceeds from sale of common stock	-	76,492
Payments for deferred and contingent consideration	(10,585)	(13,807)

Net cash used in financing activities	(3,737)	(10,069)
Effect of exchange rate changes on cash and cash equivalents	(7,048)	45,697

Net increase in cash and cash equivalents	160,786	111,202
Cash and cash equivalents at beginning of period	844,253	892,758

Cash and cash equivalents at end of period	$1,005,039	$1,003,960

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Acquisitions

During 2012, the Company completed its acquisitions of Coppel, Cream and HARD. These acquisitions were accounted for as business combinations under the acquisition method of accounting and were not considered significant on an individual basis or in the aggregate.

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

Recently Issued Pronouncements

In July 2012, the FASB issued guidance which gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired, and in some cases, bypass the two-step impairment test. This guidance is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption of the new guidance is permitted. The Company is currently assessing when it will adopt this guidance.

NOTE 2—LONG-LIVED ASSETS

Definite-lived Intangible Assets

The Company has definite-lived intangible assets which are amortized over the shorter of either the lives of the respective agreements or the period of time the assets are expected to contribute to the Company’s future cash flows. The amortization is recognized on either a straight-line or expected cash flows basis.

The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the six months ended June 30, 2012:

	Revenue- generating contracts	Client / vendor relationships	Non-compete agreements	Venue management and leaseholds	Technology	Trademarks and naming rights	Other	Total
	(in thousands)
Balance as of December 31, 2011:
Gross carrying amount	$542,426	$330,575	$171,765	$116,772	$103,337	$24,517	$6,426	$1,295,818
Accumulated amortization	(170,889)	(66,548)	(93,464)	(39,017)	(31,812)	(16,202)	(4,174)	(422,106)

Net	371,537	264,027	78,301	77,755	71,525	8,315	2,252	873,712
Gross carrying amount:
Acquisitions	27,208	56,322	3,000	-	(2,586)	167	-	84,111
Foreign exchange and other (1)	(31,735)	(10,969)	(138)	(20)	(545)	(151)	(6)	(43,564)

	(4,527)	45,353	2,862	(20)	(3,131)	16	(6)	40,547

Accumulated amortization:
Amortization expense	(38,180)	(26,452)	(13,229)	(5,618)	(10,572)	(1,319)	(225)	(95,595)
Foreign exchange and other (1)	29,729	9,225	600	9	211	72	5	39,851

	(8,451)	(17,227)	(12,629)	(5,609)	(10,361)	(1,247)	(220)	(55,744)

Balance as of June 30, 2012:
Gross carrying amount	537,899	375,928	174,627	116,752	100,206	24,533	6,420	1,336,365
Accumulated amortization	(179,340)	(83,775)	(106,093)	(44,626)	(42,173)	(17,449)	(4,394)	(477,850)

Net	$358,559	$292,153	$68,534	$72,126	$58,033	$7,084	$2,026	$858,515

(1)	Other includes netdowns of impaired assets as discussed below.

During 2012, the Company recorded definite-lived intangible assets totaling $84.1 million, primarily related to client/vendor relationships and revenue-generating contracts associated with the April 2012 acquisition of Coppel, a concert promotion business in Australia and New Zealand, the May 2012 acquisition of Cream, an electronic festival promoter in the United Kingdom, the June 2012 acquisition of HARD, an electronic festival promoter in Los Angeles, and the rights to a festival held in Europe.

The 2012 additions to definite-lived intangible assets have weighted-average lives as follows:

Weighted- Average Life (years)

Revenue-generating contracts	10
Client/vendor relationships	9
Non-compete agreements	3
Technology	7
Trademarks and naming rights	8
All categories	9

The Company tests for possible impairment of definite-lived intangible assets whenever events or circumstances change, such as a significant reduction in operating cash flow or a change in the manner in which the asset is intended to be used which may indicate that the carrying amount of the asset may not be recoverable. During the six months ended June 30, 2012, the Company reviewed the carrying value of certain definite-lived intangible assets that management determined had an indicator that future operating cash flows may not support their carrying value, and it was determined that those assets were impaired since the estimated undiscounted operating cash flows associated with those assets were less than their carrying value. For the six months ended June 30, 2012, the Company recorded impairment charges related to definite-lived intangible assets of $13.9 million as a component of depreciation and amortization. The impairment charges primarily related to intangible assets for revenue-generating contracts and client/vendor relationships in the Concerts segment. See Note 4—Fair Value Measurements for further discussion of the inputs used to determine the fair value.

Amortization expense from definite-lived intangible assets for the three months ended June 30, 2012 and 2011 was $55.7 million and $41.0 million, respectively, and amortization expense for the six months ended June 30, 2012 and 2011 was $95.6 million and $82.0 million, respectively. The increase in amortization expense is primarily driven by the impairment charge discussed above.

For the three months ended June 30, 2012 and 2011, the Company recorded amortization expense related to nonrecoupable ticketing contract advances of $7.9 million and $6.0 million, respectively, and recorded amortization expense of $18.7 million and $13.5 million for the six months ended June 30, 2012 and 2011, respectively.

As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization expense may vary.

Goodwill

In 2011, the Company’s reportable segments were Concerts, Ticketing, Artist Nation, eCommerce and Sponsorship. Beginning in 2012, the Company no longer presents eCommerce as a reportable segment and has changed the name of its Sponsorship segment to Sponsorship & Advertising. These changes were made to be consistent with how the four key components of the business are now being managed. The Company now includes the business previously reported in the eCommerce segment within the Ticketing and Sponsorship & Advertising segments. As a result of this change, the goodwill previously associated with the eCommerce reporting unit has been reallocated to the reporting units that make up the Ticketing and Sponsorship & Advertising segments utilizing a fair value approach. When reallocating goodwill as part of a reorganization, the Company allocates goodwill based on the relative fair values similar to that used when a portion of a reporting unit is disposed of. The Company believes a common method used to determine the fair value of a business in its industry is a multiple of AOI. For the period presented, the Company reallocated the goodwill associated with the eCommerce segment using the relative fair values of the business being allocated to the Ticketing and Sponsorship & Advertising segments as a percentage of the total eCommerce segment AOI. Goodwill related to specific acquisitions was attributed to the respective new reporting units directly (specific allocation).

The following table presents the changes in the carrying amount of goodwill in each of the Company’s segments for the six months ended June 30, 2012:

	Concerts	Ticketing	Artist Nation	eCommerce	Sponsorship & Advertising	Other	Total
	(in thousands)
Balance as of December 31, 2011:
Goodwill	$387,188	$577,131	$262,158	$224,562	$76,507	$13,037	$1,540,583
Accumulated impairment losses	(269,902)	-	-	-	-	(13,037)	(282,939)

	117,286	577,131	262,158	224,562	76,507	-	1,257,644

Recast balances (1):
Fair value approach	-	47,086	-	(214,927)	167,841	-	-
Specific allocation	-	9,635	-	(9,635)	-	-	-
Recast Balance as of January 1, 2012:
Goodwill	387,188	633,852	262,158	-	244,348	13,037	1,540,583
Accumulated impairment losses	(269,902)	-	-	-	-	(13,037)	(282,939)

	117,286	633,852	262,158	-	244,348	-	1,257,644

Acquisitions—current year	57,462	-	-	-	-	-	57,462
Acquisitions—prior year	-	2,380	(636)	-	-	-	1,744
Foreign exchange	324	(4,748)	(61)	-	1,435	-	(3,050)

Balance as of June 30, 2012:
Goodwill	444,974	631,484	261,461	-	245,783	13,037	1,596,739
Accumulated impairment losses	(269,902)	-	-	-	-	(13,037)	(282,939)

	$175,072	$631,484	$261,461	$-	$245,783	$-	$1,313,800

(1)	The beginning balance for the eCommerce segment has been recast to allocate goodwill to the Ticketing and Sponsorship & Advertising segments. The total consolidated amount remains unchanged.

Included in the current year acquisitions amount above is $57.5 million primarily related to the acquisitions of Coppel in April 2012, Cream in May 2012 and HARD in June 2012.

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

The table below summarizes the asset and liability values at the time of disposal and the resulting loss or gain recorded.

Divested Asset	Segment	Gain (Loss) on Sale of Operating Assets	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
	(in thousands)
2012 Divestiture
Ohio amphitheater	Concerts	$444	$-	$5,400	$444	$-

2011 Divestiture
Selma amphitheater	Concerts	$809	$-	$3,194	$-	$-
Artist management company	Artist Nation	$(1,241)	$(70)	$4,140	$128	$-

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

NOTE 3—DERIVATIVE INSTRUMENTS

The Company primarily uses forward currency contracts and options to reduce its exposure to foreign currency risk associated with short-term artist fee commitments. The Company also enters into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income and short-term intercompany loans. At June 30, 2012 and December 31, 2011, the Company had forward currency contracts and options outstanding with notional amounts of $159.2 million and $32.5 million, respectively. These instruments have not been designated as hedging instruments and any change in fair value is reported in earnings during the period of the change. The Company’s foreign currency derivative activity, including the related fair values, are not material to any period presented.

Additionally, the Company has entered into certain interest rate swaps and cap agreements to limit its exposure to variable interest rates, related to portions of the Company’s outstanding debt, some of which have been designated as cash flow hedges. At June 30, 2012 and December 31, 2011, the Company had interest rate swaps and cap agreements outstanding with notional amounts of $141.8 million and $131.0 million, respectively. The Company’s interest rate swaps and cap activity, including the related fair values, are not material to any period presented. As of June 30, 2012 and December 31, 2011, there is no ineffective portion or amount excluded from effectiveness testing for derivatives designated as cash flow hedging instruments.

The Company’s 2.875% convertible senior notes issued in July 2007 include certain provisions which are bifurcated from the notes and accounted for as derivative instruments. At the date of issuance and as of June 30, 2012 and December 31, 2011, the fair value of these provisions was considered to be de minimis.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis, which are classified on the balance sheets as cash and cash equivalents, other current assets, other long-term assets, other current liabilities and other long-term liabilities:

	Fair Value Measurements				Fair Value Measurements
	at June 30, 2012				at December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
		(in thousands)				(in thousands)
Assets:
Cash equivalents	$128,900	$-	$-	$128,900	$138,537	$-	$-	$138,537
Forward currency contracts	-	1,740	-	1,740	-	355	-	355
Interest rate cap	-	2	-	2	-	7	-	7
Stock options	-	-	1,318	1,318	-	-	1,060	1,060

Total	$128,900	$1,742	$1,318	$131,960	$138,537	$362	$1,060	$139,959

Liabilities:
Interest rate swaps	$-	$3,022	$-	$3,022	$-	$3,037	$-	$3,037
Forward currency contracts	-	23	-	23	-	-	-	-
Contingent consideration	-	-	5,049	5,049	-	-	8,363	8,363

Total	$-	$3,045	$5,049	$8,094	$-	$3,037	$8,363	$11,400

Cash equivalents consist of money market funds. Fair values for cash equivalents are based on quoted prices in an active market. Fair values for forward currency contracts are based on observable market transactions of spot and forward rates. Fair values for the interest rate swaps and the interest rate cap are based on inputs corroborated by observable market data with similar tenors.

The Company has certain contingent obligations related to acquisitions made after the adoption in January 2009 of the FASB guidance for business combinations, which are measured at fair value using Level 3 inputs. The amounts due to the sellers are based on the achievement of agreed-upon financial performance metrics by the acquired companies where the contingent obligation is either earned or not earned. The Company records the liability at the time of the acquisition based on management’s best estimates of the future results of the acquired companies compared to the agreed-upon metrics. Subsequent to the date of acquisition, the Company updates the original valuation to reflect current projections of future results of the acquired companies and the passage of time. Accretion of, and changes in the valuations of contingent consideration are reported in acquisition transaction expenses. See Note 5—Commitments and Contingent Liabilities for additional information related to the contingent payments.

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

During the second quarter of 2012, the Company recorded impairments related to definite-lived intangible assets of $13.9 million, as a component of depreciation and amortization. The impairment charges primarily related to intangible assets for revenue-generating contracts and client/vendor relationships in the Concerts segment. It was determined that these assets were impaired since the estimated undiscounted cash flows associated with these assets were less than their carrying value. These cash flows were calculated using operating cash flows which were discounted to approximate fair value. The operating cash flows for these non-recurring fair value measurements are considered Level 3 inputs.

Due to their short maturity, the carrying amounts of accounts receivable, accounts payable and accrued expenses approximated their fair values at June 30, 2012 and December 31, 2011.

The Company’s outstanding debt held by third-party financial institutions is carried at cost, adjusted for premiums or discounts. The Company’s debt is not publicly-traded and the carrying amounts typically approximate their fair value for the Company’s debt that accrues interest at a variable rate, which are considered to be Level 1 inputs. The estimated fair values of the 8.125% senior notes, the 10.75% senior notes and the 2.875% convertible senior notes were $255.9 million, $303.5 million and $209.9 million at June 30, 2012, respectively. The estimated fair values of the 8.125% senior notes, the 10.75% senior notes and the 2.875% convertible senior notes were $243.3 million, $306.4 million and $193.6 million at December 31, 2011, respectively. The estimated fair value of the Company’s third-party fixed-rate debt is based on quoted market prices in active markets for the same or similar debt, which are considered to be Level 2 inputs. The Company has fixed rate debt held by noncontrolling interest partners with a face value of $25.0 million and $26.0 million at June 30, 2012 and December 31, 2011, respectively. The Company is unable to determine the fair value of this debt.

NOTE 5—COMMITMENTS AND CONTINGENT LIABILITIES

During 2012, the Company has entered into new, or it has exercised options to extend existing, long-term operating leases for office space and venues. These new or extended non-cancelable lease agreements have added future minimum rental commitments of approximately $6.4 million for the remainder of 2012, $13.6 million for 2013, $13.7 million for 2014, $13.7 million for 2015, $13.6 million for 2016 and $197.8 million thereafter. The Company has leases that contain contingent payment requirements for which payments vary depending on revenue, tickets sold or other variables.

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

The Company also has certain contingent obligations related to acquisitions made after the adoption in January 2009 of the FASB guidance for business combinations. In accordance with the current guidance, contingent consideration associated with business combinations must be recorded at its fair value at the time of the acquisition and reflected at current fair value for each subsequent reporting period thereafter until settled. The Company records these fair value changes in its statements of operations as acquisition transaction expenses. The contingent consideration is generally subject to payout following the achievement of future performance targets and some may be payable in 2012. As of June 30, 2012, the Company has accrued $0.7 million in other current liabilities and $4.3 million in other long-term liabilities and, as of December 31, 2011, the Company had accrued $1.5 million in other current liabilities and $6.9 million in other long-term liabilities representing the fair value of these estimated earn-out arrangements. The last contingency period for which the Company has an outstanding contingent earn-out payment is for the period ending December 2017. See Note 4—Fair Value Measurements for further discussion related to the valuation of the earn-out payments.

In addition, the Company has certain contingent obligations related to acquisitions where the Company does not consolidate the entity, but rather accounts for the investee under the equity method of accounting. If, at acquisition, the fair value of the Company’s share of net assets exceeds the Company’s initial cost, the maximum amount of contingent consideration that could be paid is recorded up to that excess amount. When the contingency is resolved, any difference between the amount recorded and the settlement is recorded as an adjustment to the investment account. The aggregate of contingent payments associated with equity method investments, if all performance targets are met, would not significantly impact the financial position of the Company. As of June 30, 2012 and December 31, 2011 the Company has accrued $3.9 million in other long-term liabilities for each respective period.

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

CTS Arbitration

Live Nation Worldwide, Inc. (“Live Nation Worldwide”) and CTS were parties to an agreement (the “CTS Agreement”), pursuant to which CTS was to develop and Live Nation Worldwide licensed or agreed to use ticketing software or ticketing platforms. Under the agreement, CTS was to develop software to be licensed to Live Nation Worldwide to provide ticketing services in the United States and Canada. The CTS Agreement also generally required Live Nation Worldwide to use CTS’s ticketing platforms in certain European countries so long as CTS’s existing platforms were appropriately modified to meet local market conditions. In June 2010, Live Nation Worldwide terminated the CTS Agreement because CTS materially breached the agreement by failing to deliver a North American ticketing system that met the contractual requirements of being a “world class ticketing system . . . that fits the needs of the North American market,” and by failing to deliver a ticketing system for the United Kingdom and other European countries that fit the needs of those markets as required by the CTS Agreement.

For North America, had CTS performed on the CTS Agreement, it would have been generally entitled to receive, during the then 10-year term of the CTS Agreement, a per ticket license fee upon the sale of certain tickets that Live Nation Worldwide or any of certain of its subsidiaries (collectively, the “Live Nation Worldwide entities”) controlled and had the right to distribute by virtue of certain promotion and venue management relations. This per ticket fee for events in North America was payable to CTS regardless of whether the Live Nation Worldwide entities chose to use the CTS ticketing platform, Ticketmaster’s ticketing platform or another ticketing platform for the sale of such controlled tickets. For events in certain European countries, not including the United Kingdom, Live Nation Worldwide generally was required, during a 10-year term, to exclusively book on the CTS ticketing platform all tickets that the Live Nation Worldwide entities had the right to distribute (or, to the extent other ticketing platforms were used, Live Nation Worldwide was generally required to pay to CTS the same fee that would have been payable had the CTS platform been used). For events in the United Kingdom, Live Nation Worldwide was required, for a 10-year term, to (i) book on the CTS ticketing platform all tickets controlled by Live Nation Worldwide entities that were not allocated by Live Nation Worldwide for sale through other sales channels and (ii) to offer for sale on the CTS UK website a portion of the tickets controlled by the Live Nation Worldwide entities. Finally, the CTS Agreement obligated Live Nation Worldwide and CTS to negotiate a set of noncompete agreements that, subject to legal restrictions, could have precluded Live Nation Worldwide from offering primary market ticketing services to third parties in certain European countries during the term of the CTS Agreement.

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

In May 2010, the Company responded to CTS’s request for arbitration and filed counterclaims asserting that CTS breached the CTS Agreement by failing to provide ticketing platforms that met the standard required by the CTS Agreement for the North American and European markets. The Company is seeking relief primarily in the form of damages and a declaration that the Company validly terminated the CTS Agreement based on CTS’s material breaches. The Company denies that CTS is entitled to collect damages for royalties that would have been paid over the full 10-year term of the CTS Agreement or on Ticketmaster-controlled tickets. The matter has been assigned to an arbitrator, and hearings were conducted in the summer and fall of 2011. A decision from the arbitrator is currently expected by the fall of 2012. While the Company does not believe that a loss is probable of occurring at this time, if the arbitrator rules against us on any or all claims, the amounts at stake could be substantial. Considerable uncertainty remains regarding the validity of the claims and damages asserted against the Company. As a result, the Company is currently unable to estimate the possible loss or range of loss for this matter. The Company intends to continue to vigorously defend the action.

Live Concert Antitrust Litigation

The Company was a defendant in a lawsuit filed by Malinda Heerwagen in June 2002 in the United States District Court. The plaintiff, on behalf of a putative class consisting of certain concert ticket purchasers, alleged that anti-competitive practices for concert promotion services by the Company nationwide caused artificially high ticket prices. In August 2003, the District Court ruled in the Company’s favor, denying the plaintiff’s class certification motion and the plaintiff then dismissed her action. Subsequently, twenty-two putative class actions were filed by different named plaintiffs in various United States District Courts throughout the country, making claims substantially similar to those made in the Heerwagen action, except that the geographic markets alleged are regional, statewide or more local in nature, and the members of the putative classes was limited to individuals who purchased tickets to concerts in the relevant geographic markets alleged. In March 2012, the District Court issued an Order granting the Company’s Motions for Summary Judgment and also granting in part its Motion to Exclude Testimony. Thereafter, the parties entered into a settlement agreement which did not have a material impact to the Company’s results of operations. On June 21, 2012, the District Court entered an Order Granting the Joint Stipulation Regarding Decertification of Classes, and on that same day the parties filed a Joint Stipulation of Dismissal With Prejudice of all actions, thereby concluding the litigation.

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

        In December 2010, the parties entered into a binding term sheet that provided for the settlement of the litigation and the resolution of all claims therein. The settlement was memorialized in a long-form agreement in April 2011. In June 2011, after a hearing on the plaintiffs’ Motion for Preliminary Approval of the settlement, the Court declined to approve the settlement reached by the parties in its then-current form. Litigation continued, and in September 2011, the Court granted in part and denied in part Ticketmaster’s Motion for Summary Judgment. The parties reached a new settlement in September 2011 and subsequently entered into a long-form agreement. The plaintiffs filed a Motion for Preliminary Approval of the new settlement in September 2011. In October 2011, the Court preliminarily approved the new settlement. Ticketmaster has notified all class members of the settlement. A hearing on final approval of the settlement was held in July 2012 and an order remains pending. Ticketmaster and its parent, Live Nation, have not acknowledged any violations of law or liability in connection with the matter, but agreed to the settlement in order to eliminate the uncertainties and expense of further protracted litigation.

As of June 30, 2012, the Company has accrued $35.5 million, its best estimate of the probable costs associated with the settlement referred to above. This liability includes an estimated redemption rate. Any difference between the Company’s estimated redemption rate and the actual redemption rate it experiences will impact the final settlement amount; however, the Company does not expect this difference to be material.

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

In February 2012, the parties entered into a settlement agreement that would, if approved by the courts, resolve all of the resale market claims. The court approval process for the proposed settlement has been commenced, with pre-approvals having been afforded in all provinces in which the actions are pending. The process is expected to take several months, with final approval hearings in all provinces currently scheduled throughout the summer of 2012.

As of June 30, 2012, the Company has accrued its best estimate of the probable costs associated with the resale market claims of this matter, the full amount of which was funded by an escrow established in connection with Ticketmaster’s 2008 acquisition of TicketsNow.

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

As of June 30, 2012, the Company has accrued $41.5 million for the specific cases discussed above as its best estimate of the probable costs of legal settlement, including $35.5 million for the Ticketing Fees Consumer Class Action litigation settlement.

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

Transactions Involving Directors

        The Company has a non-employee director as of June 30, 2012 who is also a director and executive officer of Clear Channel. This director receives directors’ fees, stock options and restricted stock awards on the same basis as other non-employee members of the Company’s board of directors. Additionally, as of June 30, 2012, the Company has an employee director who is also a director of Clear Channel. From time to time, the Company purchases advertising from Clear Channel and its subsidiaries in the ordinary course of business on an arms-length basis.

The Company has a non-employee director as of June 30, 2012 who is also a director and executive officer of MSG and Cablevision. This director receives directors’ fees, stock options and restricted stock awards on the same basis as other non-employee members of the Company’s board of directors. From time to time, the Company promotes events at venues owned and/or operated by MSG and pays rental fees and co-promote fees to MSG and its subsidiaries. In addition, the Company provides ticketing services for venues and sports franchises owned and/or operated by MSG and pays royalty fees to MSG and its subsidiaries. The Company also receives transaction fees from MSG and its subsidiaries for tickets MSG sells using the Company’s ticketing software. Finally, the Company purchases advertising from Cablevision and its subsidiaries from time to time. All of these transactions are entered into in the ordinary course of business on an arms-length basis.

The following table sets forth expenses incurred and revenue earned from the transactions noted above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
		(in thousands)
Director related-party revenue	$3,542	$-	$8,320	$-
Director related-party expenses	$5,692	$1,062	$9,153	$1,428

Transactions Involving Executives

ATC Aviation, Inc. (“ATC”), which is owned by Irving Azoff, owns an aircraft. Irving Azoff is the Company’s Executive Chairman and Chairman of the board of directors. An aircraft management and charter company, unrelated to either the Company or ATC, manages and operates the aircraft on ATC’s behalf and charges market rates for the use of the aircraft when used by Mr. Azoff or other executives on Company business, a portion of which is paid to ATC. For the three months ended June 30, 2012 and 2011, the Company made payments totaling $0.4 million and $0.5 million, respectively, and for the six months ended June 30, 2012 and 2011, the Company made payments totaling $1.0 million and $0.6 million, respectively.

In January 2011, pursuant to the provisions of a then effective stockholders’ agreement, the board of directors of Front Line declared a dividend payable in cash to the holders of record of Front Line common stock. This dividend was paid in January 2011 and totaled $20.1 million of which the Company received $15.0 million. The Azoff Trust received a pro rata portion of this dividend totaling $3.0 million. In connection with the January 2011 dividend, Mr. Azoff received a contractual gross-up payment of $0.6 million. Prior to the payment of the dividend, FLMG made a loan to Front Line principally to fund the dividend, evidenced by a promissory note from Front Line to FLMG with a principal amount of $20.7 million and bearing interest at a rate of 4.5%, payable no later than December 31, 2011. This loan was paid off in the first quarter of 2012.

Other Related Parties

During the six months ended June 30, 2011, the Company paid $6.8 million of deferred consideration due in connection with an acquisition of a company owned by various members of management of one of the Company’s subsidiaries. The acquired company holds the lease of a venue. There were no such deferred consideration payments made during the six months ended June 30, 2012.

In January 2011, the Company sold a 49.9% noncontrolling interest in its clubs and theaters venue promotion business in Boston to a company partially owned by two employees of one of the Company’s subsidiaries in exchange for assets and cash valued at $12.6 million.

The Company conducts certain transactions in the ordinary course of business with companies that are owned, in part or in total, by various members of management of the Company’s subsidiaries or companies over which it has significant influence. These transactions primarily relate to venue rentals, concession services, equipment rentals, ticketing, marketing and other services and reimbursement of certain costs. As of June 30, 2012 and December 31, 2011, the Company has a receivable balance of $12.7 million and $13.3 million, respectively, from certain of these companies. The following table sets forth expenses incurred and revenue earned from these companies for services rendered or provided in relation to these business ventures. None of these transactions were with directors or executive officers of the Company.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
		(in thousands)
Other related-parties revenue	$732	$475	$1,746	$1,670
Other related-parties expenses	$2,117	$2,001	$3,856	$5,830

NOTE 7—INCOME TAXES

The Company calculates interim effective tax rates in accordance with the FASB guidance for income taxes and applies the estimated annual effective tax rate to year-to-date pretax income (loss) at the end of each interim period to compute a year-to-date tax expense (or benefit). This guidance requires departure from effective tax rate computations when losses incurred within tax jurisdictions cannot be carried back and future profits associated with operations in those tax jurisdictions cannot be assured beyond any reasonable doubt. Accordingly, the Company has calculated and applied an expected annual effective tax rate of approximately 19% for 2012 (as compared to 20% in the prior year), excluding significant, unusual or extraordinary items, for ordinary income associated with operations, which are principally outside of the United States, for which the Company currently expects to have annual taxable income. The Company has not recorded tax benefits associated with losses from operations for which future taxable income cannot be reasonably assured. As required by this guidance, the Company also includes tax effects of significant, unusual or extraordinary items in income tax expense in the interim period in which they occur.

Net income tax expense is $9.5 million for the six months ended June 30, 2012. The components of tax expense that contributed to the net income tax expense for the six months ended June 30, 2012 primarily consist of income tax expense of $5.6 million based on the expected annual rate pertaining to ordinary income for the six-month period ending on June 30, 2012, state and local taxes of $1.9 million, the establishment of valuation allowances of $0.5 million on deferred tax assets and an increase for discrete unrecognized tax benefits of $0.9 million.

As of June 30, 2012 and December 31, 2011, the Company had unrecognized tax benefits of approximately $12.7 million and $13.4 million, respectively. During the six months ended June 30, 2012, unrecognized tax benefits decreased by approximately $0.7 million, primarily attributable to settlements of approximately $1.7 million and currency translation adjustments of $0.3 million. These decreases were offset partially by $1.3 million for tax, interest and penalty accruals. All of these unrecognized tax benefits would favorably impact the effective tax rate if recognized in the future.

Historically, the Company has reinvested all foreign earnings in its continuing foreign operations. The Company currently believes all undistributed foreign earnings that are not currently subject to United States federal income tax will be indefinitely reinvested in its foreign operations.

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

NOTE 8—STOCKHOLDERS’ EQUITY

The following table shows the reconciliation of the carrying amount of redeemable noncontrolling interests, total stockholders’ equity, stockholders’ equity attributable to Live Nation Entertainment, Inc. and stockholders’ equity attributable to noncontrolling interests:

	Redeemable Noncontrolling Interests	Live Nation Entertainment, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity
	(in thousands)	(in thousands)
Balances at December 31, 2011	$8,277	$1,461,103	$155,791	$1,616,894
Non-cash and stock-based compensation	-	14,566	-	14,566
Exercise of stock options	-	859	-	859
Acquisitions	37,865	-	-	-
Acquisitions of noncontrolling interests	-	(4)	(245)	(249)
Redeemable noncontrolling interests fair value adjustments	240	(240)	-	(240)
Noncontrolling interests contributions	-	-	130	130
Cash dividends, net of tax	-	-	(8,189)	(8,189)
Other	710	-	(62)	(62)
Comprehensive loss:
Net loss	(562)	(61,458)	(2,648)	(64,106)
Unrealized loss on cash flow hedges	-	(88)	-	(88)
Currency translation adjustment	-	(8,865)	-	(8,865)

Balances at June 30, 2012	$46,530	$1,405,873	$144,777	$1,550,650

Noncontrolling Interests

As of June 30, 2012, for the non-wholly-owned subsidiaries of the Company where the common securities held by the noncontrolling interests do not include put arrangements exercisable outside of the control of the Company, such noncontrolling interests are recorded in stockholders’ equity, separate from the Company’s own equity.

The purchase or sale of additional ownership in an already controlled subsidiary is recorded as an equity transaction with no gain or loss recognized in consolidated net income or comprehensive income. In the first six months of 2011, the Company acquired the remaining equity interests in Front Line and other smaller companies. There were no significant acquisitions of noncontrolling interests during the first half of 2012.

The following schedule reflects the change in ownership interests for these transactions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
		(in thousands)
Net income (loss) attributable to Live Nation Entertainment, Inc.	$7,692	$13,257	$(61,458)	$(35,203)

Transfers (to) from noncontrolling interests:
Changes in Live Nation Entertainment, Inc.’s paid in capital for purchase of noncontrolling interests, net of transaction costs	(456)	15,753	(4)	84,437

Net transfers (to) from noncontrolling interests	(456)	15,753	(4)	84,437

Change from net income (loss) attributable to Live Nation Entertainment, Inc. and transfers (to) from noncontrolling interests	$7,236	$29,010	$(61,462)	$49,234

Redeemable Noncontrolling Interests

For certain of its consolidated subsidiaries, the Company is subject to put arrangements arising from business combinations where the holders of the noncontrolling interests can require the Company to repurchase their shares at specified dates in the future or within specified periods in the future. Certain of these puts can be exercised earlier upon the occurrence of triggering events as specified in the agreements. The exercise dates for these puts range from November 2012 to December 2018. The redemption amounts for these puts are either at a fixed amount, at fair value at the time of exercise or variable based on a formula linked to earnings. In accordance with the FASB guidance for business combinations, the redeemable noncontrolling interests are recorded at their fair value at the acquisition date. As these put arrangements are not currently redeemable, for increases in the estimated redemption value, or reductions in the estimated redemption value to the extent increases had been recognized previously, the Company accretes changes in the redemption value over the period from the date of issuance to the earliest redemption date of the individual puts, with the offset recorded to additional paid-in capital. Accounting guidance prohibits the recognition of reductions in value below issuance date value. Changes in estimated redemption values that are based on a formula linked to future earnings are computed using projected cash flows each reporting period which take into account the current expectations regarding profitability and the timing of revenue-generating events. For redemption amounts that are fixed dollar amounts, if the initial fair value is the redemption amount, there are no changes recorded until the puts are exercised or expire. The redemption amounts for these put arrangements are reflected in the Company’s balance sheets as redeemable noncontrolling interests outside of permanent equity and, at June 30, 2012 and December 31, 2011, were $46.5 million and $8.3 million, respectively. The increase during the current year is principally related to puts associated with the 2012 acquisitions.

Earnings per Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except for per share data)
Net income (loss) attributable to Live Nation Entertainment, Inc.-basic and diluted	$7,692	$13,257	$(61,458)	$(35,203)

Weighted average common shares—basic	186,894	180,819	186,708	178,568
Effect of dilutive securities:
Stock options, restricted stock and warrants	2,431	1,971	-	-
2.875% convertible senior notes	-	-	-	-

Weighted average common shares—diluted	189,325	182,790	186,708	178,568

Basic and diluted net income (loss) per common share	$0.04	$0.07	$(0.33)	$(0.20)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
		(in thousands)
Options to purchase shares of common stock	15,981	14,801	21,340	19,583
Restricted stock awards and units—unvested	3,179	2,284	3,935	3,124
Warrants	500	500	500	500
Conversion shares related to 2.875% convertible senior notes	8,105	8,105	8,105	8,105

Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	27,765	25,690	33,880	31,312

NOTE 9—STOCK-BASED COMPENSATION

The following is a summary of stock-based compensation expense recorded by the Company during the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
		(in thousands)
Selling, general and administrative expenses	$3,353	$3,099	$6,644	$33,571
Corporate expenses	5,587	4,551	11,275	9,386

Total stock-based compensation expense	$8,940	$7,650	$17,919	$42,957

In the first quarter of 2011, the Company acquired the remaining equity interests of Front Line. As a result of this acquisition, the Company recorded $24.4 million of stock-based compensation in selling, general and administrative expenses.

As of June 30, 2012, there was $56.2 million of total unrecognized compensation cost related to stock-based compensation arrangements for stock options, restricted stock awards and restricted stock units. This cost is expected to be recognized over a weighted-average period of 2.6 years.

Azoff Trust Note

As part of the Merger, a note was issued to the Azoff Trust in exchange for shares of Ticketmaster’s series A convertible redeemable preferred stock held by the Azoff Trust. The note accrues interest equal to 3.0% of the outstanding principal balance and is payable in monthly installments of $0.8 million through October 1, 2013, subject to Mr. Azoff’s continued employment with the Company. In the event of a termination of Mr. Azoff’s employment with the Company without cause or for good reason or due to death or disability, the note immediately will vest and the balance of the note will be due and paid in a cash lump sum. Upon any other termination of Mr. Azoff’s employment, the Azoff Trust will forfeit the balance of the note. For the three months ended June 30, 2012 and 2011, the Company recorded $1.6 million in each of the respective periods and for the six months ended June 30, 2012 and 2011, the Company recorded $3.2 million in each of the respective periods related to this note as a component of corporate expenses.

NOTE 10—SEGMENT DATA

The Company’s reportable segments are Concerts, Ticketing, Artist Nation and Sponsorship & Advertising. Prior to 2012, the Company reported an eCommerce segment, which is now included in the Ticketing and Sponsorship & Advertising segments. Specifically, all online advertising and online sponsorships previously reported in the eCommerce segment are now reported in the Sponsorship & Advertising segment while all other activity has been included in the Ticketing segment. This change was made to be consistent with how the four key components of the business are now being managed.

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

Included in the June 30, 2012 and December 31, 2011 cash and cash equivalents balance is $393.4 million and $373.9 million, respectively, of funds representing amounts equal to the face value of tickets sold on behalf of clients and the clients’ share of convenience and order processing charges (“client funds”). The Company does not utilize client funds for its own financing or investing activities as the amounts are payable to clients.

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

The following table presents the results of operations for the Company’s reportable segments for the three and six months ending June 30, 2012 and 2011:

	Concerts	Ticketing	Artist Nation	Sponsorship & Advertising	Other	Corporate	Eliminations	Consolidated
				(in thousands)
Three Months Ended June 30, 2012
Revenue	$1,076,024	$313,068	$109,241	$61,278	$422	$-	$(9,356)	$1,550,677
Direct operating expenses	896,083	138,496	73,371	9,337	(1,908)	-	(8,510)	1,106,869
Selling, general and administrative expenses	145,067	104,673	21,306	9,192	705	-	-	280,943
Depreciation and amortization	44,134	38,803	11,456	(18)	11	719	(846)	94,259
Loss (gain) on sale of operating assets	1	(65)	-	-	157	-	-	93
Corporate expenses	-	-	-	-	-	27,415	-	27,415
Acquisition transaction expenses	(2,219)	(315)	351	-	-	313	-	(1,870)

Operating income (loss)	$(7,042)	$31,476	$2,757	$42,767	$1,457	$(28,447)	$-	$42,968

Intersegment revenue	$5,686	$1,814	$1,856	$-	$-	$-	$(9,356)	$-

Three Months Ended June 30, 2011
Revenue	$1,082,229	$307,830	$118,430	$62,994	$807	$1	$(13,409)	$1,558,882
Direct operating expenses	921,480	140,409	81,386	9,793	-	(1,713)	(13,204)	1,138,151
Selling, general and administrative expenses	142,315	93,254	21,609	9,114	503	-	-	266,795
Depreciation and amortization	28,302	35,153	13,131	89	13	444	(205)	76,927
Loss (gain) on sale of operating assets	(678)	(76)	-	-	94	-	-	(660)
Corporate expenses	-	-	-	-	-	24,590	-	24,590
Acquisition transaction expenses	(1,261)	682	(2,774)	-	-	4,059	-	706

Operating income (loss)	$(7,929)	$38,408	$5,078	$43,998	$197	$(27,379)	$-	$52,373

Intersegment revenue	$7,351	$340	$5,718	$-	$-	$-	$(13,409)	$-

Six Months Ended June 30, 2012
Revenue	$1,524,723	$639,612	$170,646	$97,406	$1,198	$-	$(14,911)	$2,418,674
Direct operating expenses	1,239,436	290,371	114,009	16,058	(423)	-	(13,868)	1,645,583
Selling, general and administrative expenses	276,685	208,001	45,394	17,981	1,017	-	-	549,078
Depreciation and amortization	72,496	77,969	23,068	21	23	1,438	(1,043)	173,972
Loss (gain) on sale of operating assets	(469)	(155)	-	-	429	-	-	(195)
Corporate expenses	-	-	-	-	-	50,632	-	50,632
Acquisition transaction expenses	(1,405)	(335)	401	-	-	778	-	(561)

Operating income (loss)	$(62,020)	$63,761	$(12,226)	$63,346	$152	$(52,848)	$-	$165

Intersegment revenue	$9,167	$2,696	$3,048	$-	$-	$-	$(14,911)	$-
Capital expenditures	$11,458	$42,422	$414	$3,433	$4	$983	$-	$58,714

Six Months Ended June 30, 2011
Revenue	$1,531,499	$625,339	$172,566	$96,065	$1,606	$333	$(19,117)	$2,408,291
Direct operating expenses	1,287,634	285,088	116,267	16,000	-	(1,002)	(18,712)	1,685,275
Selling, general and administrative expenses	268,616	183,446	68,915	17,727	1,060	-	-	539,764
Depreciation and amortization	54,715	72,405	26,612	188	27	866	(405)	154,408
Loss (gain) on sale of operating assets	(690)	(86)	1,241	-	170	-	-	635
Corporate expenses	-	-	-	-	-	45,626	-	45,626
Acquisition transaction expenses	(6,115)	951	(2,182)	-	-	9,717	-	2,371

Operating income (loss)	$(72,661)	$83,535	$(38,287)	$62,150	$349	$(54,874)	$-	$(19,788)

Intersegment revenue	$7,812	$4,333	$6,972	$-	$-	$-	$(19,117)	$-
Capital expenditures	$10,852	$27,515	$2,294	$92	$-	$3,895	$-	$44,648

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

In the second quarter of 2012, our revenue increased 2% overall compared to last year on a constant currency basis as we began the Concert season, although reported revenue was down slightly due to currency changes during the period. We again saw an increased number of tickets sold in the Ticketing segment, from growth in both concerts and sports tickets, along with higher overall attendance in our Concerts segment on a slightly lower number of events. During the second quarter, we expanded our Concerts presence through the acquisition of Coppel, a concert promotion business in Australia and New Zealand, along with the acquisitions of two key festival brands in the electronic dance music space – Creamfields and HARD Events. Our strategy remains centered on expanding our presence in the world’s largest live entertainment markets and leveraging our leadership position in the live entertainment industry to promote more concerts, sell more tickets and grow our sponsorship and online advertising revenue, while continuing to optimize our cost structure. As the leading global live event, ticketing and artist management company, we believe that we are well-positioned to effectively serve artists, teams, fans and venues.

Our Concerts segment delivered improved operating results in the second quarter as compared to last year through stronger amphitheater and festival activity. Our concert attendance was up 6% globally driven by higher attendance per show as our overall number of events in the quarter declined by 1%. We had more amphitheater shows in the second quarter as compared to last year with higher profitability and we continue to expect that we will deliver more amphitheater shows for the year than in 2011. During the quarter, we expanded our presence in Australia and New Zealand as noted above which gives us a strong base for promotion activity across Australia and Asia. Also, in addition to the two key festival brands we acquired in the quarter, we continued to grow our festival base by investing in several new festivals that we have started, both internationally and in North America, and we remain focused on selling more tickets and continuing to improve the profitability of our amphitheater shows.

Our Ticketing segment saw an increase in ticket sales again in this quarter as compared to last year. Overall, our reported revenue grew by 2% primarily due to increased global ticket sales and higher resale activity, despite the year-over-year reduction in fees earned for the 2012 Olympics ticket sales which were sold primarily in the first and second quarters of 2011. The investment in our ticketing platform continues as we are now into the second year of a three-year project to re-platform our core ticketing infrastructure and we continue to invest in mobile and other ecommerce enhancements as well. These investments were a primary driver of Ticketing’s reduced operating results for the quarter. During the second quarter, we rolled out the first major release from our ticketing re-platform project which delivered to our venue clients an improved ticketing portal and user interface.

        Our Artist Nation segment had reduced merchandise activity during the quarter driven primarily from timing of artist tours which caused a decline in revenue and operating results. Our artist management business continues to focus on adding new artists, serving its existing artists and growing its merchandise and services business by developing new relationships with the hottest brands.

Our Sponsorship & Advertising segment revenue was slightly down in the quarter, although still higher year-to-date through the second quarter, driven by the timing of certain festivals which moved from second quarter to the third quarter this year. This business continues to deliver high operating margins, currently at 70%, that drive our overall results. We signed contracts with new partners such as TD Bank Group, Samsung and T-Mobile this quarter. We believe that our extensive on-site and online reach, global venue distribution network, artist relationships and ticketing operations are key to securing long-term sponsorship agreements with major brands and we continue to look for ways to expand these assets and to extend further internationally in new markets.

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

Segment Overview

Our reportable segments are Concerts, Ticketing, Artist Nation and Sponsorship & Advertising. Prior to 2012 we reported an eCommerce segment, which is now included in our Ticketing and Sponsorship & Advertising segments. Specifically, all online advertising and online sponsorships previously reported in the eCommerce segment are now reported in the Sponsorship & Advertising segment while all other activity has been included in the Ticketing segment. This change was made to be consistent with how the four key components of the business are now being managed.

The segment results for the prior periods have been reclassified to conform to the current year presentation.

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

To judge the health of our Concerts segment, we primarily monitor the number of confirmed events in our network of owned and/or operated and third-party venues, talent fees, average paid attendance and advance ticket sales. In addition, at our owned and/or operated venues, we monitor attendance, ancillary revenue per fan and premium seat sales. For business that is conducted in foreign markets, we compare the operating results from our foreign operations to prior periods on a constant currency basis.

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

To judge the health of our Ticketing segment, we primarily review the number of tickets sold through our ticketing operations, average convenience charges and order processing fees, the number of clients renewed or added and the average royalty rate paid to clients who use our ticketing services. In addition, we review the number of unique visitors to our websites, the overall number of customers in our database and the revenue related to the sale of other products on our websites. For business that is conducted in foreign markets, we compare the operating results from our foreign operations to prior periods on a constant currency basis.

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

To judge the health of our Artist Nation segment, we primarily review the average annual earnings of each artist represented, percent of top artists on tour and planned album releases. For business that is conducted in foreign markets, we compare the operating results from our foreign operations to prior periods on a constant currency basis.

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

Consolidated Results of Operations

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2012	2011		2012	2011
	(in thousands)			(in thousands)
Revenue	$1,550,677	$1,558,882	(1)%	$2,418,674	$2,408,291	0%
Operating expenses:
Direct operating expenses	1,106,869	1,138,151	(3)%	1,645,583	1,685,275	(2)%
Selling, general and administrative expenses	280,943	266,795	5%	549,078	539,764	2%
Depreciation and amortization	94,259	76,927	23%	173,972	154,408	13%
Loss (gain) on sale of operating assets	93	(660)	*	(195)	635	*
Corporate expenses	27,415	24,590	11%	50,632	45,626	11%
Acquisition transaction expenses	(1,870)	706	*	(561)	2,371	*

Operating income (loss)	42,968	52,373	(18)%	165	(19,788)	*
Operating margin	2.8%	3.4%		0.0%	(0.8)%

Interest expense	29,488	30,845		59,198	60,074
Interest income	(931)	(1,298)		(1,831)	(1,825)
Equity in earnings of nonconsolidated affiliates	(1,801)	(1,778)		(5,682)	(2,772)
Other expense, net	5,424	1,331		3,642	746

Income (loss) before income taxes	10,788	23,273		(55,162)	(76,011)
Income tax expense (benefit)	5,228	6,659		9,506	(38,283)

Net income (loss)	5,560	16,614		(64,668)	(37,728)
Net income (loss) attributable to noncontrolling interests	(2,132)	3,357		(3,210)	(2,525)

Net income (loss) attributable to Live Nation Entertainment, Inc.	$7,692	$13,257		$(61,458)	$(35,203)

*	Percentages are not meaningful.

Key Operating Metrics

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Concerts (1)
Total estimated events:
North America	3,966	4,148	7,176	7,227
International	1,709	1,591	3,309	3,112

Total estimated events	5,675	5,739	10,485	10,339

Total estimated attendance (rounded):
North America	9,272,000	8,838,000	13,638,000	12,844,000
International	4,555,000	4,193,000	7,406,000	7,145,000

Total estimated attendance	13,827,000	13,031,000	21,044,000	19,989,000

Ancillary net revenue per attendee (4):
North America amphitheaters			$18.87	$19.45
International festivals			$17.83	$17.51
Ticketing (2)
Number of tickets sold (in thousands):
Concerts	18,604	17,683	35,412	34,787
Sports	7,734	6,782	16,540	14,338
Arts and theater	4,371	4,864	9,190	9,457
Family	3,073	2,333	7,601	6,763
Other (3)	1,699	1,749	3,449	2,711

	35,481	33,411	72,192	68,056

Gross value of tickets sold (in thousands)	$2,191,152	$2,053,965	$4,411,351	$4,150,490
Number of customers in database (4)(rounded)			115,071,000	103,598,000
Sponsorship & Advertising
Sponsorship revenue (in thousands)	$48,343	$49,627	$73,968	$74,423
Online advertising revenue (in thousands)	$12,935	$13,367	$23,438	$21,642

(1)	Events generally represent a single performance by an artist. Attendance generally represents the number of fans who were present at an event. Festivals are counted as one event in the quarter in which the festival begins but attendance is split over the days of the festival and can be split between quarters. Events and attendance metrics are estimated each quarter.
(2)	The number and gross value of tickets sold includes primary tickets only and excludes tickets sold for the 2012 Olympics. These metrics include tickets sold during the period regardless of event timing except for our promoted concerts in our owned and/or operated venues and in certain European territories where these tickets are recognized as the concerts occur.
(3)	Other category includes tickets for comedy shows, facility tours, donations, lectures, seminars and cinema.
(4)	Amounts are reported as of the latest period shown.

Revenue

Our revenue decreased $8.2 million, or 1%, during the three months ended June 30, 2012 as compared to the same period of the prior year. The overall decrease in revenue was primarily due to decreases in our Concerts and Artist Nation segments of $6.2 million and $9.2 million, respectively. These decreases were partially offset by an overall increase of $5.2 million in our Ticketing segment. Excluding the decrease of approximately $43.7 million related to the impact of changes in foreign exchange rates, revenue increased $35.5 million, or 2%.

Our revenue increased $10.4 million during the six months ended June 30, 2012 as compared to the same period of the prior year. Overall increases in revenue were primarily due to an increase in our Ticketing segment of $14.3 million partially offset by an overall decrease of $6.8 million in our Concerts segment. Excluding the decrease of approximately $51.1 million related to the impact of changes in foreign exchange rates, revenue increased $61.5 million, or 3%.

More detailed explanations of these changes are included in the applicable segment discussions below.

Direct operating expenses

Our direct operating expenses decreased $31.3 million, or 3%, during the three months ended June 30, 2012 as compared to the same period of the prior year. The overall decrease in direct operating expenses was primarily due to decreases in our Concerts and Artist Nation segments of $25.4 million and $8.0 million, respectively. Excluding the decrease of approximately $32.6 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $1.3 million.

Our direct operating expenses decreased $39.7 million, or 2%, during the six months ended June 30, 2012 as compared to the same period of the prior year. The overall decrease in direct operating expenses was primarily due to a decrease in our Concerts segment of $48.2 million partially offset by an increase of $5.3 million in our Ticketing segment. Excluding the decrease of approximately $37.2 million related to the impact of changes in foreign exchange rates, direct operating expenses decreased $2.5 million.

Direct operating expenses include artist fees, ticketing client royalties, show-related marketing and advertising expenses along with other costs.

More detailed explanations of these changes are included in the applicable segment discussions below.

Selling, general and administrative expenses

Our selling, general and administrative expenses increased $14.1 million, or 5%, during the three months ended June 30, 2012 as compared to the same period of the prior year. The overall increase in selling, general and administrative expenses was primarily due to increases in our Concerts and Ticketing segment of $2.8 million and $11.4 million, respectively. Excluding the decrease of approximately $7.3 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $21.4 million, or 8%.

Our selling, general and administrative expenses increased $9.3 million, or 2%, during the six months ended June 30, 2012 as compared to the same period of the prior year. Overall increases in selling, general and administrative expenses were primarily due to increases in our Concerts and Ticketing segments of $8.1 million and $24.6 million, respectively. These increases were partially offset by a decrease of $23.5 million in our Artist Nation segment. Excluding the decrease of approximately $9.6 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $18.9 million, or 4%.

More detailed explanations of these changes are included in the applicable segment discussions below.

Depreciation and amortization

Depreciation and amortization increased $17.3 million, or 23%, during the three months ended June 30, 2012 as compared to the same period of the prior year. The overall increase in depreciation and amortization was primarily due to increases in our Concerts and Ticketing segments of $15.8 million and $3.7 million, respectively, partially offset by an overall decrease in our Artist Nation segment of $1.7 million. Excluding the decrease of approximately $1.1 million related to the impact of changes in foreign exchange rates, depreciation and amortization increased $18.4 million, or 24%.

Depreciation and amortization increased $19.6 million, or 13%, during the six months ended June 30, 2012 as compared to the same period of the prior year. The overall increase in depreciation and amortization was primarily due to increases in our Concerts and Ticketing segments of $17.8 million and $5.6 million, respectively, partially offset by an overall decrease in our Artist Nation segment of $3.5 million. Excluding the decrease of approximately $1.6 million related to the impact of changes in foreign exchange rates, depreciation and amortization increased $21.2 million, or 14%.

More detailed explanations of these changes are included in the applicable segment discussions below.

Corporate expenses

Corporate expenses increased $2.8 million, or 11%, and $5.0 million, or 11%, during the three and six months ended June 30, 2012, respectively, as compared to the same periods of the prior year primarily due to legal expenses for the Live Concert Antitrust Litigation matter and increased non-cash compensation expense related to stock awards issued in 2011.

Acquisition transaction expenses

Acquisition transaction expenses for the three and six months ended June 30, 2012 were $(1.9) million and $(0.6) million, respectively, consisting primarily of reductions in the fair value of acquisition-related contingent consideration partially offset by ongoing litigation costs relating to the Merger and costs associated with acquisitions.

Acquisition transaction expenses for the three and six months ended June 30, 2011 were $0.7 million and $2.4 million, respectively, consisting primarily of litigation costs relating to the Merger and costs associated with acquisitions partially offset by reductions in the fair value of acquisition-related contingent consideration.

Equity in earnings of nonconsolidated affiliates

Equity in earnings of nonconsolidated affiliates increased $2.9 million during the six months ended June 30, 2012 as compared to the same period of the prior year primarily due to higher earnings from several artist management companies.

Other expense, net

Other expense, net of $5.4 million and $3.6 million for the three and six months ended June 30, 2012, respectively, includes the impact of changes in foreign exchange rates of $4.2 million and $3.0 million, respectively.

Income taxes

We calculate interim effective tax rates in accordance with the FASB guidance for income taxes and apply the estimated annual effective tax rate to year-to-date pretax income (loss) at the end of each interim period to compute a year-to-date tax expense (or benefit). This guidance requires departure from the effective tax rate computations when losses incurred within tax jurisdictions cannot be carried back and future profits associated with operations in those tax jurisdictions cannot be assured beyond any reasonable doubt. Accordingly, we have calculated an expected annual effective tax rate of approximately 19% for 2012 (as compared to 20% in the prior year), excluding significant, unusual or extraordinary items, for ordinary income associated with operations, which are principally outside of the United States, for which we currently expect to have annual taxable income. The effective tax rate has been applied to year-to-date earnings for those operations for which we currently expect to have taxable income. We have not recorded tax benefits associated with losses from operations for which future taxable income cannot be reasonably assured. As required by this guidance, we also include tax effects of significant, unusual or extraordinary items in income tax expense in the interim period in which they occur.

Net income tax expense is $9.5 million for the six months ended June 30, 2012. The components of tax expense that contributed to the net tax expense for the six months ended June 30, 2012, primarily consists of income tax expense of $5.6 million based on the expected annual rate pertaining to ordinary income for the six months ended June 30, 2012, state and local taxes of $1.9 million, the establishment of valuation allowances of $0.5 million on deferred tax assets and an increase for discrete unrecognized tax benefits of $0.9 million.

Net loss attributable to noncontrolling interests

Net loss attributable to noncontrolling interests increased $5.5 million during the three months ended June 30, 2012 as compared to the same period of the prior year primarily due to reduced operating results for various entities in our Concerts and Ticketing segments.

Concerts Results of Operations

Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2012	2011		2012	2011
	(in thousands)			(in thousands)
Revenue	$1,076,024	$1,082,229	(1)%	$1,524,723	$1,531,499	(0)%
Direct operating expenses	896,083	921,480	(3)%	1,239,436	1,287,634	(4)%
Selling, general and administrative expenses	145,067	142,315	2%	276,685	268,616	3%
Depreciation and amortization	44,134	28,302	56%	72,496	54,715	32%
Loss (gain) on sale of operating assets	1	(678)	*	(469)	(690)	*
Acquisition transaction expenses	(2,219)	(1,261)	*	(1,405)	(6,115)	*

Operating loss	$(7,042)	$(7,929)	(11)%	$(62,020)	$(72,661)	(15)%

Operating margin	(0.7)%	(0.7)%		(4.1)%	(4.7)%
Adjusted operating income (loss) **	$36,209	$19,762	83%	$11,258	$(21,488)	*

*	Percentages are not meaningful.
**	Adjusted operating income (loss) is defined and reconciled to operating income (loss) below.

Three Months

Concerts revenue decreased $6.2 million, or 1%, during the three months ended June 30, 2012 as compared to the same period of the prior year. Excluding the decrease of $34.1 million related to the impact of changes in foreign exchange rates, revenue increased $27.9 million, or 3%, primarily due to incremental revenue of $11.7 million resulting primarily from the April 2012 acquisition of Coppel, more events and higher per show attendance in North America owned and/or operated amphitheaters and higher festival activity resulting from the timing and number of events. Partially offsetting these increases was a reduction in global touring activity due to the timing of tours and fewer third-party stadium shows.

Concerts direct operating expenses decreased $25.4 million, or 3%, during the three months ended June 30, 2012 as compared to the same period of the prior year. Excluding the decrease of $28.7 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $3.3 million primarily due to incremental direct operating expenses of $9.9 million resulting primarily from the acquisition noted above and higher expenses associated with the increased events and festival activity discussed above. These increases were offset partially by a decrease in expenses associated with global tours and third-party stadium shows.

Concerts selling, general and administrative expenses increased $2.8 million, or 2%, during the three months ended June 30, 2012 as compared to the same period of the prior year. Excluding the decrease of $4.3 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased by $7.1 million primarily due to the timing of compensation earned in connection with certain event results, head count increases and incremental selling, general and administrative expenses of $1.4 million resulting primarily from the acquisition noted above.

Concerts depreciation and amortization expense increased $15.8 million, or 56%, during the three months ended June 30, 2012 as compared to the same period of the prior year. Excluding the decrease of $0.5 million related to the impact of changes in foreign exchange rates, depreciation and amortization expense increased $16.3 million, or 58%, primarily due to second quarter 2012 impairment charges of $13.9 million related to revenue-generating and client/vendor relationship intangibles and increased amortization resulting from the addition of definite-lived intangible assets associated with recent acquisitions.

The decreased operating loss for Concerts for the three months ended June 30, 2012 was primarily related to improved results from North America owned and/or operated amphitheater events and festival activity partially offset by increased amortization expense.

Six Months

Concerts revenue decreased $6.8 million during the six months ended June 30, 2012 as compared to the same period of the prior year. Excluding the decrease of $39.1 million related to the impact of changes in foreign exchange rates, revenue increased $32.3 million, or 2%, primarily due to incremental revenue of $11.7 million resulting mostly from the acquisition of Coppel, more shows and higher per show attendance in North America owned and/or operated amphitheaters, theaters and clubs and increased festival activity resulting from timing and number of events. Partially offsetting these increases was a reduction of global touring activity due to the timing of tours.

Concerts direct operating expenses decreased $48.2 million, or 4%, during the six months ended June 30, 2012 as compared to the same period of the prior year. Excluding the decrease of $32.5 million related to the impact of changes in foreign exchange rates, direct operating expenses decreased $15.7 million, or 1%, primarily due to the reduction in global touring activity, partially offset by incremental direct operating expenses of $9.9 million resulting primarily from the acquisition noted above, along with higher expenses associated with the increased amphitheater and festival activity noted above.

Concerts selling, general and administrative expenses increased $8.1 million, or 3%, during the six months ended June 30, 2012 as compared to the same period of the prior year. Excluding the decrease of $5.7 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased by $13.8 million, or 5%, primarily due to the timing of compensation earned in connection with certain event results, head count increases and incremental expenses of $1.5 million resulting primarily from the acquisition noted above.

Concerts depreciation and amortization expense increased $17.8 million, or 32%, during the six months ended June 30, 2012 as compared to the same period of the prior year. Excluding the decrease of $0.7 million related to the impact of changes in foreign exchange rates, depreciation and amortization expense increased $18.5 million, or 34%, primarily due to $13.9 million of impairment charges recorded in the second quarter of 2012 primarily related to revenue-generating and client/vendor relationship intangibles and additional definite-lived intangible amortization associated with recent acquisitions.

Concerts acquisition transaction expenses increased $4.7 million during the six months ended June 30, 2012 as compared to the same period of the prior year primarily due to less reductions in the fair value of acquisition-related contingent consideration in 2012.

The decreased operating loss for Concerts for the six months ended June 30, 2012 was primarily related to the improvement in amphitheater, arena and festival results noted above, which were partially offset by increased selling, general and administrative expenses and amortization expense.

Ticketing Results of Operations

Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2012	2011		2012	2011
	(in thousands)			(in thousands)
Revenue	$313,068	$307,830	2%	$639,612	$625,339	2%
Direct operating expenses	138,496	140,409	(1)%	290,371	285,088	2%
Selling, general and administrative expenses	104,673	93,254	12%	208,001	183,446	13%
Depreciation and amortization	38,803	35,153	10%	77,969	72,405	8%
Gain on sale of operating assets	(65)	(76)	*	(155)	(86)	*
Acquisition transaction expenses	(315)	682	*	(335)	951	*

Operating income	$31,476	$38,408	(18)%	$63,761	$83,535	(24)%

Operating margin	10.1%	12.5%		10.0%	13.4%

Adjusted operating income **	$71,375	$75,413	(5)%	$143,936	$159,334	(10)%

*	Percentages are not meaningful.
**	Adjusted operating income (loss) is defined and reconciled to operating income (loss) below.

Three Months

Ticketing revenue increased $5.2 million, or 2%, during the three months ended June 30, 2012 as compared to the same period of the prior year. Excluding the decrease of $7.5 million related to the impact of changes in foreign exchange rates, revenue increased $12.7 million, or 4%, primarily due to increased ticket sales in the concerts and sports categories, increased average ticket fees and higher resale volume. These increases were partially offset by lower fees associated with ticket sales for the 2012 Olympics which were primarily sold in the first and second quarters of 2011.

Ticketing selling, general and administrative expenses increased $11.4 million, or 12%, during the three months ended June 30, 2012 as compared to the same period of the prior year. Excluding the decrease of $2.9 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $14.3 million, or 15%, primarily due to increased costs relating to our investment in our technology platform, costs associated with the preparation for the 2012 Olympics and incremental expenses of $1.2 million related to our acquisition of BigChampagne in December 2011.

Ticketing depreciation and amortization increased $3.7 million, or 10%, during the three months ended June 30, 2012 as compared to the same period of the prior year. Excluding the decrease of $0.6 million related to the impact of changes in foreign exchange rates, depreciation and amortization increased $4.3 million, or 12%, primarily due to increased amortization of non-recoupable contract advances and higher depreciation from our investment in our technology platform.

The decrease in operating income for Ticketing for the three months ended June 30, 2012 was primarily due to investment in our ticketing platform and higher depreciation and amortization expenses as noted above, partially offset by improved ticket sales and average ticket fees in North America.

Six Months

Ticketing revenue increased $14.3 million, or 2%, during the six months ended June 30, 2012 as compared to the same period of the prior year. Excluding the decrease of $9.6 million related to the impact of changes in foreign exchange rates, revenue increased $23.9 million, or 4%, primarily due to incremental revenue of $8.2 million resulting from the acquisitions of TGLP in January 2011 and Serviticket in April 2011, increased ticket sales in the concerts and sports categories, increased average ticket fees and higher resale volume. These increases were partially offset by lower fees associated with ticket sales for the 2012 Olympics which were primarily sold in the first and second quarters of 2011.

Ticketing direct operating expenses increased $5.3 million, or 2%, during the six months ended June 30, 2012 as compared to the same period of the prior year. Excluding the decrease of $4.0 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $9.3 million, or 3%, primarily due to incremental direct operating expenses of $3.8 million resulting from the acquisitions noted above and increased royalty expense.

Ticketing selling, general and administrative expenses increased $24.6 million, or 13%, during the six months ended June 30, 2012 as compared to the same period of the prior year. Excluding the decrease of $3.7 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $28.3 million, or 15%, primarily due to increased costs relating to our investment in our technology platform, costs associated with the preparation for the 2012 Olympics and incremental expenses of $4.8 million resulting from the acquisitions noted above and BigChampagne in December 2011.

Ticketing depreciation and amortization increased $5.6 million, or 8%, during the six months ended June 30, 2012 as compared to the same period of the prior year. Excluding the decrease of $0.9 million related to the impact of changes in foreign exchange rates, depreciation and amortization increased $6.5 million, or 9%, primarily due to increased amortization of non-recoupable contract advances and higher depreciation from our investment in our technology platform.

The decrease in operating income for Ticketing for the six months ended June 30, 2012 was primarily due to our investment to enhance our ticketing platform partially offset by improved primary and secondary ticket sales in North America.

Artist Nation Results of Operations

Our Artist Nation segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2012	2011		2012	2011
	(in thousands)			(in thousands)
Revenue	$109,241	$118,430	(8)%	$170,646	$172,566	(1)%
Direct operating expenses	73,371	81,386	(10)%	114,009	116,267	(2)%
Selling, general and administrative expenses	21,306	21,609	(1)%	45,394	68,915	(34)%
Depreciation and amortization	11,456	13,131	(13)%	23,068	26,612	(13)%
Loss on sale of operating assets	-	-	*	-	1,241	*
Acquisition transaction expenses	351	(2,774)	*	401	(2,182)	*

Operating income (loss)	$2,757	$5,078	(46)%	$(12,226)	$(38,287)	(68)%

Operating margin	2.5%	4.3%		(7.2)%	(22.2)%

Adjusted operating income **	$14,930	$15,853	(6)%	$11,923	$15,026	(21)%

*	Percentages are not meaningful.
**	Adjusted operating income (loss) is defined and reconciled to operating income (loss) below.

Three Months

Artist Nation revenue decreased $9.2 million, or 8%, during the three months ended June 30, 2012 as compared to the same period of the prior year. Excluding the decrease of $0.5 million related to the impact of changes in foreign exchange rates, revenue decreased $8.7 million, or 7%, primarily due to decreased management and tour merchandise revenue driven by the timing of tours and reduced retail merchandise sales. These decreases were offset partially by increased sales of VIP ticket packages and incremental revenue of $1.8 million resulting from the acquisition of T-Shirt Printers in October 2011.

Artist Nation direct operating expenses decreased $8.0 million, or 10%, during the three months ended June 30, 2012 as compared to the same period of the prior year. Excluding the decrease of $0.5 million related to the impact of changes in foreign exchange rates, direct operating expenses decreased $7.5 million, or 9%, primarily due to a decline in tour merchandise expense driven by the timing of tours and retail merchandise sales, which was partially offset by increased cost for VIP ticket packages and incremental direct operating expenses of $2.2 million resulting from the acquisition noted above.

Artist Nation depreciation and amortization decreased $1.7 million, or 13%, during the three months ended June 30, 2012 as compared to the same period of the prior year primarily due to the acceleration of amortization in 2011 for a trade name being phased out.

The decrease in operating income for Artist Nation for the three months ended June 30, 2012 was driven by the timing of tours.

Six Months

Artist Nation revenue decreased $1.9 million, or 1%, during the six months ended June 30, 2012 as compared to the same period of the prior year. Excluding the decrease of $0.4 million related to the impact of changes in foreign exchange rates, revenue decreased $1.5 million, or 1%, primarily due to a decline in tour and retail merchandise driven by the timing of tours, which was partially offset by incremental revenue of $7.4 million resulting from the acquisition of T-Shirt Printers in October 2011 and increased sales of VIP ticket packages.

Artist Nation direct operating expenses decreased $2.3 million, or 2%, during the six months ended June 30, 2012 as compared to the same period of the prior year. Excluding the decrease of $0.4 million related to the impact of changes in foreign exchange rates, direct operating expenses decreased $1.9 million, or 2%, primarily due to a decline in tour merchandise sales, which was partially offset by increased cost for VIP ticket packages and incremental direct operating expenses of $6.9 million resulting from the acquisition noted above.

Artist Nation selling, general and administrative expenses decreased $23.5 million, or 34%, during the six months ended June 30, 2012 as compared to the same period of the prior year resulting from $24.4 million of stock-based compensation expense recorded in the first quarter of 2011 related to the acquisition of the remaining interests in Front Line.

Artist Nation depreciation and amortization decreased $3.5 million, or 13%, during the six months ended June 30, 2012 as compared to the same period of the prior year primarily due to the acceleration of amortization in 2011 for a trade name being phased out.

The decrease in operating loss for Artist Nation for the six months ended June 30, 2012 was primarily due to decreased selling, general and administrative expenses driven by the prior year costs related to the acquisition of the remaining interests in Front Line in the first quarter of 2011.

Sponsorship & Advertising Results of Operations

Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2012	2011		2012	2011
	(in thousands)			(in thousands)
Revenue	$61,278	$62,994	(3)%	$97,406	$96,065	1%
Direct operating expenses	9,337	9,793	(5)%	16,058	16,000	0%
Selling, general and administrative expenses	9,192	9,114	1%	17,981	17,727	1%
Depreciation and amortization	(18)	89	*	21	188	(89)%

Operating income	$42,767	$43,998	(3)%	$63,346	$62,150	2%

Operating margin	69.8%	69.8%		65.0%	64.7%

Adjusted operating income **	$42,911	$44,205	(3)%	$63,636	$62,604	2%

*	Percentages are not meaningful.
**	Adjusted operating income (loss) is defined and reconciled to operating income (loss) below.

Three Months

Sponsorship & Advertising revenue decreased $1.7 million, or 3%, during the three months ended June 30, 2012 as compared to the same period of the prior year. Excluding the decrease of $1.5 million related to the impact of changes in foreign exchange rates, revenue was relatively unchanged, decreasing slightly by $0.2 million. Reduced international sponsorships due to the timing of certain festivals that have shifted to the third quarter were offset by higher North American national sponsorships.

The decreased operating income for the three months ended June 30, 2012 was primarily due to a decline in international festival sponsorships driven by the timing of events offset by increased national sponsorships in North America.

Six Months

Sponsorship & Advertising revenue increased $1.3 million, or 1%, during the six months ended June 30, 2012 as compared to the same period of the prior year. Excluding the decrease of $2.0 million related to the impact of changes in foreign exchange rates, revenue increased $3.3 million, or 3%, resulting primarily from an increase in North American national sponsorships and online advertising growth partially offset by a reduction in sponsorships associated with certain international festivals due to the timing of the events shifting to the third quarter.

The increased operating income for the six months ended June 30, 2012 was primarily due to improved North American sponsorships and higher online advertising.

Reconciliation of Segment Operating Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
		(in thousands)
Concerts	$(7,042)	$(7,929)	$(62,020)	$(72,661)
Ticketing	31,476	38,408	63,761	83,535
Artist Nation	2,757	5,078	(12,226)	(38,287)
Sponsorship & Advertising	42,767	43,998	63,346	62,150
Other	1,457	197	152	349
Corporate	(28,447)	(27,379)	(52,848)	(54,874)

Consolidated operating income (loss)	$42,968	$52,373	$165	$(19,788)

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

The following table sets forth the computation of adjusted operating income (loss):

	Adjusted operating income (loss)	Non-cash and stock- based compensation expense	Loss (gain) on sale of operating assets	Depreciation and amortization	Acquisition expenses	Operating income (loss)
	(in thousands)
Three Months Ended June 30, 2012
Concerts	$36,209	$1,335	$1	$44,134	$(2,219)	$(7,042)
Ticketing	71,375	1,491	(65)	38,803	(330)	31,476
Artist Nation	14,930	366	-	11,456	351	2,757
Sponsorship & Advertising	42,911	161	-	(18)	1	42,767
Other and Eliminations	779	-	157	(835)	-	1,457
Corporate	(20,226)	5,587	-	719	1,915	(28,447)

Total	$145,978	$8,940	$93	$94,259	$(282)	$42,968

Three Months Ended June 30, 2011
Concerts	$19,762	$1,328	$(678)	$28,302	$(1,261)	$(7,929)
Ticketing	75,413	1,234	(76)	35,153	694	38,408
Artist Nation	15,853	418	-	13,131	(2,774)	5,078
Sponsorship & Advertising	44,205	119	-	89	(1)	43,998
Other and Eliminations	99	-	94	(192)	-	197
Corporate	(16,790)	4,551	-	444	5,594	(27,379)

Total	$138,542	$7,650	$(660)	$76,927	$2,252	$52,373

Six Months Ended June 30, 2012
Concerts	$11,258	$2,656	$(469)	$72,496	$(1,405)	$(62,020)
Ticketing	143,936	3,039	(155)	77,969	(678)	63,761
Artist Nation	11,923	680	-	23,068	401	(12,226)
Sponsorship & Advertising	63,636	269	-	21	-	63,346
Other and Eliminations	(439)	-	429	(1,020)	-	152
Corporate	(36,153)	11,275	-	1,438	3,982	(52,848)

Total	$194,161	$17,919	$(195)	$173,972	$2,300	$165

Six Months Ended June 30, 2011
Concerts	$(21,488)	$2,989	$(690)	$54,715	$(5,841)	$(72,661)
Ticketing	159,334	2,673	(86)	72,405	807	83,535
Artist Nation	15,026	27,642	1,241	26,612	(2,182)	(38,287)
Sponsorship & Advertising	62,604	267	-	188	(1)	62,150
Other and Eliminations	141	-	170	(378)	-	349
Corporate	(32,019)	9,386	-	866	12,603	(54,874)

Total	$183,598	$42,957	$635	$154,408	$5,386	$(19,788)

Liquidity and Capital Resources

Our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, are funded from operations or from borrowings under our senior secured credit facility described below. Our cash is centrally managed on a worldwide basis. Our primary short-term liquidity needs are to fund general working capital requirements and capital expenditures while our long-term liquidity needs are primarily related to acquisitions and debt repayment. Our primary sources of funds for our short-term liquidity needs will be cash flows from operations and borrowings under our senior secured credit facility, while our long-term sources of funds will be from cash flows from operations, long-term bank borrowings and other debt or equity financings. We plan to strategically pursue refinancing opportunities to extend maturities and/or improve terms of our indebtedness when we believe market conditions are favorable.

Our balance sheet reflects cash and cash equivalents of $1.005 billion at June 30, 2012, and $844.3 million at December 31, 2011. Included in the June 30, 2012 and December 31, 2011 cash and cash equivalents balance is $393.4 million and $373.9 million, respectively, of funds representing amounts equal to the face value of tickets sold on behalf of clients and the clients’ share of convenience and order processing charges, or client funds. We do not utilize client funds for our own financing or investing activities as the amounts are payable to clients. Our foreign subsidiaries hold approximately $424.6 million in cash and cash equivalents, excluding client cash. We do not intend to repatriate these funds, but would need to accrue and pay United States federal and state income taxes on any future repatriations, net of applicable foreign tax credits. We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is ninety days or less, we present the borrowings and subsequent repayments on a net basis on the statement of cash flows to better represent our financing activities. Our balance sheet reflects current and long-term debt of $1.740 billion at June 30, 2012 and $1.716 billion at December 31, 2011. Our weighted-average cost of debt, excluding the debt discounts on our term loan and convertible notes and the debt premium on our 10.75% senior notes, was 6.0% at June 30, 2012.

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

Borrowings on the May 2010 senior secured credit facility were primarily used to repay the borrowings under our and Ticketmaster’s then existing credit facilities, convert existing preferred stock of one of our subsidiaries into the right to receive a cash payment and settle this obligation, pay related fees and expenses and for general corporate purposes. During the six months ended June 30, 2012, we made principal payments totaling $9.0 million on these term loans. At June 30, 2012, the outstanding balances on the term loans, net of discount were $861.8 million. There were no borrowings under the revolving credit facility as of June 30, 2012. Based on our letters of credit of $53.7 million, $246.3 million was available for future borrowings.

On June 29, 2012, we entered into Amendment No. 1 to our senior secured credit agreement to, among other things, (i) modify the definition of Consolidated EBITDA to increase our allowance for restructuring, nonrecurring or other unusual loss or expense (ii) modify the Consolidated Total Leverage Ratio and (iii) modify the definition of Applicable Percentage for purposes of Revolving Loans, Swingline Loans, B/A Drawings, Letter of Credit Fees, Term A Loans and Term B Loans (as defined in the credit agreement) in the event that our Consolidated Total Leverage Ratio equals or exceeds 4.0x.

Debt Covenants

Our senior secured credit facility contains a number of covenants and restrictions that, among other things, requires us to satisfy certain financial covenants and restricts our and our subsidiaries’ ability to incur additional debt, make certain investments and acquisitions, repurchase our stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets, merge or consolidate, and pay dividends and make distributions (with the exception of subsidiary dividends or distributions to the parent company or other subsidiaries on at least a pro-rata basis with any noncontrolling interest partners). Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the credit facility becoming immediately due and payable. The senior secured credit facility agreement has two covenants measured quarterly that relate to total leverage and interest coverage. The consolidated total leverage covenant requires us to maintain a ratio of consolidated total debt to consolidated EBITDA (both as defined in the credit agreement or amendment thereto) of 4.5x over the trailing four consecutive quarters through December 31, 2013. The total leverage ratio will reduce to 4.25x on March 31, 2014, 4.0x on March 31, 2015 and 3.75x on March 31, 2016. The consolidated interest coverage covenant requires us to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense (both as defined in the credit agreement or amendment thereto) of 2.75x over the trailing four consecutive quarters. The interest coverage ratio will increase to 3.0x on September 30, 2012.

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

Some of our other subsidiary indebtedness includes restrictions on entering into various transactions, such as acquisitions and disposals, and prohibits payment of ordinary dividends. They also have financial covenants including minimum consolidated EBITDA to consolidated net interest payable, minimum consolidated cash flow to consolidated debt service and maximum consolidated debt to consolidated EBITDA, all as defined in the applicable debt agreements.

As of June 30, 2012, we believe we were in compliance with all of our debt covenants. We expect to remain in compliance with all of our debt covenants throughout 2012.

Disposals of assets

During the six months ended, June 30, 2012, we received $5.6 million of proceeds primarily related to the sale of an amphitheater in Ohio. During the six months ended June 30, 2011, we received $7.2 million of proceeds primarily related to the sale of an amphitheater in San Antonio and a payment received in the first quarter of 2011 relating to the 2010 sale of a music theater in Sweden. These proceeds are presented net of any cash included in the businesses sold.

Uses of Cash

Acquisitions

When we make acquisitions, the acquired entity may have cash on its balance sheet at the time of acquisition. All amounts discussed in this section are presented net of any cash acquired. During the six months ended June 30, 2012, we used $68.1 million in cash primarily for acquisitions in our Concerts segment of Coppel in April 2012, Cream in May 2012 and HARD in June 2012. During the six months ended June 30, 2011, we used $19.9 million in cash primarily for the January and April 2011 acquisitions in our Ticketing segment of TGLP and Serviticket and the March and May 2011 acquisitions in our Artist Nation segment of 50% interests in two artist management companies in the United Kingdom and the United States.

Purchases of Intangibles

During the six months ended June 30, 2012, we used $11.5 million in cash primarily related to the acquisition of the rights to a festival in Europe. There were no significant intangible purchases during the six months ended June 30, 2011.

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

Our capital expenditures, including accruals but excluding expenditures funded by outside parties such as landlords or replacements funded by insurance companies, consisted of the following:

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Maintenance capital expenditures	$26,657	$28,876
Revenue generating capital expenditures	32,057	15,772

Total capital expenditures	$58,714	$44,648

Maintenance capital expenditures during the first six months of 2012 decreased from the same period of the prior year primarily due to expenditures during the six months ended June 30, 2011 related to the integration of our financial systems and offices as a result of the Merger.

Revenue generating capital expenditures during the first six months of 2012 increased from the same period of the prior year primarily related to the re-platforming of our ticketing system and technology and venue-related equipment.

We currently expect capital expenditures to be approximately $125 million for the full year 2012.

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Cash provided by (used in):
Operating activities	$310,128	$132,665
Investing activities	$(138,557)	$(57,091)
Financing activities	$(3,737)	$(10,069)

Contractual Obligations and Commitments

During 2012, we have entered into new, or we have exercised options to extend existing, long-term operating leases for office space and venues. These new or extended non-cancelable lease agreements have added future minimum rental commitments of approximately $6.4 million for the remainder of 2012, $27.4 million in the aggregate for 2013 and 2014, $27.3 million in the aggregate for 2015 and 2016 and $197.8 million thereafter.

Cash Flows

Operating Activities

Cash provided by operations was $310.1 million for the six months ended June 30, 2012, compared to $132.7 million for the six months ended June 30, 2011. The $177.4 million increase resulted primarily from net changes in the event-related operating accounts which are dependent on the timing of ticket sales along with the size and number of events for upcoming periods. During the first six months of 2012, we sold more tickets for future events which increased deferred revenue and collected more accounts receivable partially offset by higher payments of prepaid event-related expenses for future events as compared to the same period in the prior year.

Investing Activities

Cash used in investing activities was $138.6 million for the six months ended June 30, 2012, compared to $57.1 million for the six months ended June 30, 2011. The $81.5 million increase was primarily due to increases in payments for acquisitions, purchases of property, plant and equipment and intangible assets as compared to the same period in the prior year. See “—Uses of Cash” above for further discussion.

Financing Activities

Cash used in financing activities was $3.7 million for the six months ended June 30, 2012, compared to $10.1 million for the six months ended June 30, 2011. The $6.4 million decrease was primarily a result of cash used for purchases of non-controlling interests in 2011 for the remaining equity interests in Front Line and net proceeds received in 2012 from the issuance of additional financing to fund international operations as compared to a net pay down in 2011 on the term loans. This decrease was partially offset by proceeds received in 2011 from the sale of common stock in connection with the subscription agreement with Liberty Media.

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

Foreign Currency Risk

We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported operating income of $34.8 million for the six months ended June 30, 2012. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the six months ended June 30, 2012 by $3.5 million. As of June 30, 2012, our primary foreign exchange exposure included the Euro, British Pound and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities.

We primarily use forward currency contracts in addition to options to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. We also may enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At June 30, 2012, we had forward currency contracts and options outstanding with a notional amount of $159.2 million.

Interest Rate Risk

Our market risk is also affected by changes in interest rates. We had $1.740 billion of total debt, net of unamortized discounts and premiums, outstanding as of June 30, 2012. Of the total amount, taking into consideration existing interest rate hedges, we had $936.8 million of fixed-rate debt and $803.3 million of floating-rate debt.

Based on the amount of our floating-rate debt as of June 30, 2012, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $2.0 million when the floor rate is not applicable. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of June 30, 2012 with no subsequent change in rates for the remainder of the period.

        At June 30, 2012, we have one interest rate cap agreement that is designated as a cash flow hedge for accounting purposes. The interest rate cap had a notional amount of $82.5 million at June 30, 2012, to limit our cash flow exposure to an interest rate of 4% per annum. This agreement expires on June 30, 2013. The fair value of this agreement at June 30, 2012 was a de minimis asset. This agreement was put in place to reduce the variability of a portion of the cash flows from the interest payments related to the May 2010 senior secured credit facility. The terms of the May 2010 senior secured credit facility require one or more interest rate protection agreements, with an effect of fixing or limiting the interest costs, for at least 50% of the consolidated total funded debt at the closing date for at least three years. Upon the execution of this interest rate cap agreement, the existing interest rate protection agreements fully met this requirement.

At June 30, 2012, we have an interest rate swap agreement that is designated as a cash flow hedge for accounting purposes. The interest rate swap had a notional amount of $16.9 million at June 30, 2012 to effectively convert a portion of our floating-rate debt to a fixed-rate basis and expires in May 2015. The fair value of this agreement at June 30, 2012 was a liability $0.1 million. This agreement was put into place to reduce the variability of the cash flows from the interest payments related to certain financing.

Through our AMG subsidiary, we have two interest rate swap agreements with a $32.8 million aggregate notional amount that effectively convert a portion of our floating-rate debt to a fixed-rate basis. Both agreements expire in December 2015. Also, in connection with the financing of the redevelopment of the O2 Dublin, we have an interest rate swap agreement with a notional amount of $9.6 million that expires in December 2013 effectively converting a portion of our floating-rate debt to a fixed-rate basis. These interest rate swap agreements have not been designated as hedging instruments. Therefore, any change in fair value is recorded in earnings during the period of the change.

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

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is as follows:

Six Months Ended June 30,		Year Ended December 31,
2012	2011	2011	2010	2009	2008
*	*	*	*	*	*

*	For the six months ended June 30, 2012 and 2011, fixed charges exceeded earnings before income taxes and fixed charges by $60.8 million and $78.8 million, respectively. For the years ended December 31, 2011, 2010, 2009 and 2008, fixed charges exceeded earnings from continuing operations before income taxes and fixed charges by $104.4 million, $193.6 million, $116.5 million, and $358.6 million, respectively.

The ratio of earnings to fixed charges was computed on a total company basis. Earnings represent income from continuing operations before income taxes less equity in undistributed net income (loss) of nonconsolidated affiliates plus fixed charges. Fixed charges represent interest, amortization of debt discount, premium and expense and the estimated interest portion of rental charges. Rental charges exclude variable rent expense for events in third-party venues.

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

Recently Issued Pronouncements

In July 2012, the FASB issued guidance which gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired, and in some cases, bypass the two-step impairment test. This guidance is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption of the new guidance is permitted. We are currently assessing when we will adopt this guidance.

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

There have been no changes to our critical accounting policies during the six months ended June 30, 2012.

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

Based on their evaluation as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

For North America, had CTS performed on the CTS Agreement, it would have been generally entitled to receive, during the then 10-year term of the CTS Agreement, a per ticket license fee upon the sale of certain tickets that Live Nation Worldwide or any of certain of its subsidiaries, which are collectively referred to as Live Nation Worldwide entities, controlled and had the right to distribute by virtue of certain promotion and venue management relations. This per ticket fee for events in North America was payable to CTS regardless of whether the Live Nation Worldwide entities chose to use the CTS ticketing platform, Ticketmaster’s ticketing platform or another ticketing platform for the sale of such controlled tickets. For events in certain European countries, not including the United Kingdom, Live Nation Worldwide generally was required, during a 10-year term, to exclusively book on the CTS ticketing platform all tickets that the Live Nation Worldwide entities had the right to distribute (or, to the extent other ticketing platforms were used, Live Nation Worldwide was generally required to pay to CTS the same fee that would have been payable had the CTS platform been used). For events in the United Kingdom, Live Nation Worldwide was required, for a 10-year term, to (i) book on the CTS ticketing platform all tickets controlled by Live Nation Worldwide entities that were not allocated by Live Nation Worldwide for sale through other sales channels and (ii) to offer for sale on the CTS UK website a portion of the tickets controlled by the Live Nation Worldwide entities. Finally, the CTS Agreement obligated Live Nation Worldwide and CTS to negotiate a set of noncompete agreements that, subject to legal restrictions, could have precluded Live Nation Worldwide from offering primary market ticketing services to third parties in certain European countries during the term of the CTS Agreement.

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

In May 2010, we responded to CTS’s request for arbitration and filed counterclaims asserting that CTS breached the CTS Agreement by failing to provide ticketing platforms that met the standard required by the CTS Agreement for the North American and European markets. We are seeking relief primarily in the form of damages and a declaration that we validly terminated the CTS Agreement based on CTS’s material breaches. We deny that CTS is entitled to collect damages for royalties that would have been paid over the full 10-year term of the CTS Agreement or on Ticketmaster-controlled tickets. The matter has been assigned to an arbitrator, and hearings were conducted in the summer and fall of 2011. A decision from the arbitrator is currently expected by the fall of 2012. While we do not believe that a loss is probable of occurring at this time, if the arbitrator rules against us on any or all claims, the amounts at stake could be substantial. Considerable uncertainty remains regarding the validity of the claims and damages asserted against us. As a result, we are currently unable to estimate the possible loss or range of loss for this matter. We intend to continue to vigorously defend the action.

Live Concert Antitrust Litigation

        We were a defendant in a lawsuit filed by Malinda Heerwagen in June 2002 in the United States District Court. The plaintiff, on behalf of a putative class consisting of certain concert ticket purchasers, alleged that anti-competitive practices for concert promotion services by us nationwide caused artificially high ticket prices. In August 2003, the District Court ruled in our favor, denying the plaintiff’s class certification motion and the plaintiff then dismissed her action. Subsequently, twenty-two putative class actions were filed by different named plaintiffs in various United States District Courts throughout the country, making claims substantially similar to those made in the Heerwagen action, except that the geographic markets alleged are regional, statewide or more local in nature, and the members of the putative classes was limited to individuals who purchased tickets to concerts in the relevant geographic markets alleged. In March 2012, the District Court issued an Order granting our Motions for Summary Judgment and also granting in part our Motion to Exclude Testimony. Thereafter, the parties entered into a settlement agreement which did not have a material impact to our results of operations. On June 21, 2012, the District Court entered an Order Granting the Joint Stipulation Regarding Decertification of Classes, and on that same day the parties filed a Joint Stipulation of Dismissal With Prejudice of all actions, thereby concluding the litigation.

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

In December 2010, the parties entered into a binding term sheet that provided for the settlement of the litigation and the resolution of all claims therein. The settlement was memorialized in a long-form agreement in April 2011. In June 2011, after a hearing on the plaintiffs’ Motion for Preliminary Approval of the settlement, the Court declined to approve the settlement reached by the parties in its then-current form. Litigation continued, and in September 2011, the Court granted in part and denied in part Ticketmaster’s Motion for Summary Judgment. The parties reached a new settlement in September 2011 and subsequently entered into a long-form agreement. The plaintiffs filed a Motion for Preliminary Approval of the new settlement in September 2011. In October 2011, the Court preliminarily approved the new settlement. Ticketmaster has notified all class members of the settlement. A hearing on final approval of the settlement was held in July 2012 and an order remains pending. Ticketmaster and its parent, Live Nation, have not acknowledged any violations of law or liability in connection with the matter, but agreed to the settlement in order to eliminate the uncertainties and expense of further protracted litigation.

As of June 30, 2012, we have accrued $35.5 million, our best estimate of the probable costs associated with the settlement referred to above. This liability includes an estimated redemption rate. Any difference between our estimated redemption rate and the actual redemption rate it experiences will impact the final settlement amount; however, we do not expect this difference to be material.

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

In February 2012, the parties entered into a settlement agreement that would, if approved by the courts, resolve all of the resale market claims. The court approval process for the proposed settlement has been commenced, with pre-approvals having been afforded in all provinces in which the actions are pending. The process is expected to take several months, with final approval hearings in all provinces currently scheduled throughout the summer of 2012.

        As of June 30, 2012, we have accrued our best estimate of the probable costs associated with the resale market claims of this matter, the full amount of which was funded by an escrow established in connection with Ticketmaster’s 2008 acquisition of TicketsNow.

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

Other Litigation

From time to time, we are involved in other legal proceedings arising in the ordinary course of our business, including proceedings and claims based upon violations of antitrust laws and tortious interference, which could cause us to incur significant expenses. We have also been the subject of personal injury and wrongful death claims relating to accidents at our venues in connection with our operations. As required, we have accrued our estimate of the probable settlement or other losses for the resolution of any outstanding claims. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, including, in some cases, estimated redemption rates for the settlement offered, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. In addition, under our agreements with Clear Channel, it has assumed and will indemnify Clear Channel for liabilities related to our business for which they are a party in the defense.

As of June 30, 2012, we have accrued $41.5 million for the specific cases discussed above as our best estimate of the probable costs of legal settlement, including $35.5 million for the Ticketing Fees Consumer Class Action litigation settlement.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

			Exhibit Description	Incorporated by Reference					Filed Here with
Exhibit No.				Form	File No.	Exhibit No.	Filing Date	Filed By
2.1			Agreement and Plan of Merger, dated February 10, 2009, between Ticketmaster Entertainment, Inc. and Live Nation, Inc.	8-K	001-32601	2.1	2/13/2009	Live Nation Entertainment, Inc.
10.1			Employment Agreement, effective March 18, 2011, between Live Nation Entertainment, Inc. and Joe Berchtold						X
10.2	*	*	Amendment No. 1, dated as of June 29, 2012, entered into by and among Live Nation Entertainment, Inc., the relevant Credit Parties identified therein, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders.						X
31.1			Certification of Chief Executive Officer.						X
31.2			Certification of Chief Financial Officer.						X
32.1			Section 1350 Certification of Chief Executive Officer.						X
32.2			Section 1350 Certification of Chief Financial Officer.						X
101.INS	*		XBRL Instance Document						X
101.SCH	*		XBRL Taxonomy Schema Document						X
101.CAL	*		XBRL Taxonomy Calculation Linkbase Document						X
101.DEF	*		XBRL Taxonomy Definition Linkbase Document						X
101.LAB	*		XBRL Taxonomy Label Linkbase Document						X
101.PRE	*		XBRL Taxonomy Presentation Linkbase Document						X

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
**	Exhibit was originally filed on Form 8-K, Exhibit No. 10.2, July 3, 2012. The exhibit is being re-filed with this Form 10-Q solely to correct a software error that caused certain characters in the original exhibit to appear incorrectly.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2012.

LIVE NATION ENTERTAINMENT, INC.

By:	/S/ BRIAN CAPO
Brian Capo
Chief Accounting Officer

EXHIBIT INDEX

			Exhibit Description	Incorporated by Reference					Filed Here with
Exhibit No.				Form	File No.	Exhibit No.	Filing Date	Filed By
2.1			Agreement and Plan of Merger, dated February 10, 2009, between Ticketmaster Entertainment, Inc. and Live Nation, Inc.	8-K	001-32601	2.1	2/13/2009	Live Nation Entertainment, Inc.
10.1			Employment Agreement, effective March 18, 2011, between Live Nation Entertainment, Inc. and Joe Berchtold.						X
10.2	*	*	Amendment No. 1, dated as of June 29, 2012, entered into by and among Live Nation Entertainment, Inc., the relevant Credit Parties identified therein, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders.						X
31.1			Certification of Chief Executive Officer.						X
31.2			Certification of Chief Financial Officer.						X
32.1			Section 1350 Certification of Chief Executive Officer.						X
32.2			Section 1350 Certification of Chief Financial Officer.						X
101.INS	*		XBRL Instance Document						X
101.SCH	*		XBRL Taxonomy Schema Document						X
101.CAL	*		XBRL Taxonomy Calculation Linkbase Document						X
101.DEF	*		XBRL Taxonomy Definition Linkbase Document						X
101.LAB	*		XBRL Taxonomy Label Linkbase Document						X
101.PRE	*		XBRL Taxonomy Presentation Linkbase Document						X

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
**	Exhibit was originally filed on Form 8-K, Exhibit No. 10.2, July 3, 2012. The exhibit is being re-filed with this Form 10-Q solely to correct a software error that caused certain characters in the original exhibit to appear incorrectly.