Form 10-Q
period 2012-09-30
Live Nation Entertainment, Inc.
filed 2012-11-05
CIK 1335258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012,

or

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

On October 31, 2012, there were 190,744,409 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 3,506,967 shares of unvested restricted stock awards and excluding 44,415 shares held in treasury.

LIVE NATION ENTERTAINMENT, INC.

LIVE NATION ENTERTAINMENT, INC.

GLOSSARY OF KEY TERMS

AMG	Academy Music Holdings Limited Group
AOI	Adjusted operating income (loss)
Azoff Trust	The Azoff Family Trust of 1997, of which Irving Azoff is co-Trustee
BigChampagne	BigChampagne, LLC
Cablevision	Cablevision Systems Corporation
Clear Channel	Clear Channel Communications, Inc.
Company	Live Nation Entertainment, Inc. and subsidiaries
Coppel	Michael Coppel Ventures Pty Ltd
Cream	Cream Holdings Limited
CTS	CTS Eventim AG
DPS	Diversified Production Services, LLC
FASB	Financial Accounting Standards Board
FLMG	FLMG Holdings Corp., a wholly-owned subsidiary of Live Nation
Front Line	Front Line Management Group, Inc.
GAAP	United States Generally Accepted Accounting Principles
HARD	HARD Events LLC
Liberty Media	Liberty Media Corporation
Live Nation	Live Nation Entertainment, Inc., formerly known as Live Nation, Inc., and subsidiaries
Merger	Merger between Live Nation, Inc. and Ticketmaster Entertainment, Inc. announced in February 2009 and consummated in January 2010
MSG	The Madison Square Garden Company
SEC	United States Securities and Exchange Commission
Separation	The contribution and transfer by Clear Channel of substantially all of its entertainment assets and liabilities to Live Nation
Serviticket	Serviticket, S.A.
TGLP	Ticketmaster Group Limited Partnership
Ticketmaster

For periods prior to May 6, 2010, Ticketmaster means Ticketmaster Entertainment LLC and its predecessor companies (including without limitation Ticketmaster Entertainment, Inc.); for periods on and after May 6, 2010, Ticketmaster means the Ticketmaster ticketing business of the Company

TicketsNow	TNow Entertainment Group, Inc.
T-Shirt Printers	T-Shirt Printers Pty Ltd

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LIVE NATION ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2012	December 31, 2011
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$783,671	$844,253
Accounts receivable, less allowance of $13,947 and $16,986, respectively	583,322	389,346
Prepaid expenses	444,451	316,491
Other current assets	30,924	26,700

Total current assets	1,842,368	1,576,790
Property, plant and equipment
Land, buildings and improvements	848,340	851,812
Computer equipment and capitalized software	319,497	261,475
Furniture and other equipment	194,544	172,250
Construction in progress	52,244	60,652

	1,414,625	1,346,189
Less accumulated depreciation	696,720	626,053

	717,905	720,136
Intangible assets
Definite-lived intangible assets, net	834,690	873,712
Indefinite-lived intangible assets	377,286	377,160
Goodwill	1,338,599	1,257,644
Investments in nonconsolidated affiliates	57,725	55,796
Other long-term assets	263,675	216,106

Total assets	$5,432,248	$5,077,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, client accounts	$549,301	$473,956
Accounts payable	127,356	87,627
Accrued expenses	658,061	579,566
Deferred revenue	326,730	273,536
Current portion of long-term debt	60,070	52,632
Other current liabilities	16,462	25,236

Total current liabilities	1,737,980	1,492,553

Long-term debt, net	1,685,968	1,652,629
Long-term deferred income taxes	190,681	186,298
Other long-term liabilities	106,262	120,693
Commitments and contingent liabilities

Redeemable noncontrolling interests	48,136	8,277

Stockholders’ equity
Common stock	1,873	1,868
Additional paid-in capital	2,265,020	2,243,587
Accumulated deficit	(748,701)	(745,191)
Cost of shares held in treasury	(214)	(2,787)
Accumulated other comprehensive loss	(16,436)	(36,374)

Total Live Nation Entertainment, Inc. stockholders’ equity	1,501,542	1,461,103
Noncontrolling interests	161,679	155,791

Total stockholders’ equity	1,663,221	1,616,894

Total liabilities and stockholders’ equity	$5,432,248	$5,077,344

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands except share and per share data)
Revenue	$1,963,146	$1,790,025	$4,381,820	$4,198,316
Operating expenses:
Direct operating expenses	1,457,423	1,286,304	3,103,006	2,971,579
Selling, general and administrative expenses	283,846	282,462	832,924	822,226
Depreciation and amortization	84,684	83,341	258,656	237,749
Loss (gain) on sale of operating assets	(60)	231	(255)	866
Corporate expenses	30,842	27,385	81,474	73,011
Acquisition transaction expenses	1,896	5,493	1,335	7,864

Operating income	104,515	104,809	104,680	85,021
Interest expense	35,535	30,388	94,733	90,462
Interest income	(994)	(1,023)	(2,825)	(2,848)
Equity in earnings of nonconsolidated affiliates	(3,117)	(2,777)	(8,799)	(5,549)
Other (income) expense, net	(7,035)	6,461	(3,393)	7,207

Income (loss) before income taxes	80,126	71,760	24,964	(4,251)
Income tax expense (benefit)	11,950	8,739	21,456	(29,544)

Net income	68,176	63,021	3,508	25,293
Net income attributable to noncontrolling interests	10,228	11,309	7,018	8,784

Net income (loss) attributable to common stockholders of Live Nation Entertainment, Inc.	$57,948	$51,712	$(3,510)	$16,509

Basic net income (loss) per common share attributable to common stockholders of Live Nation Entertainment, Inc.	$0.31	$0.28	$(0.02)	$0.09

Diluted net income (loss) per common share attributable to common stockholders of Live Nation Entertainment, Inc.	$0.31	$0.27	$(0.02)	$0.09

Weighted average common shares outstanding:
Basic	187,153,788	186,127,846	186,857,527	181,115,853
Diluted	189,754,343	188,531,130	186,857,527	183,306,799

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(in thousands)
Net income	$68,176	$63,021	$3,508	$25,293
Other comprehensive income (loss), net of tax:
Unrealized loss on cash flow hedges	(68)	(21)	(156)	(158)
Change in funded status of defined benefit pension plan	(202)	(1)	(202)	(33)
Foreign currency translation adjustments	29,161	(37,290)	20,296	17,363

Comprehensive income	97,067	25,709	23,446	42,465
Comprehensive income attributable to noncontrolling interests	10,228	11,309	7,018	8,784

Comprehensive income attributable to common stockholders of Live Nation Entertainment, Inc.	$86,839	$14,400	$16,428	$33,681

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,508	$25,293
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	90,789	94,184
Amortization	167,867	143,565
Deferred income tax benefit	(11,183)	(40,679)
Amortization of debt issuance costs and discount/premium, net	11,415	9,707
Non-cash gain on extinguishment of debt	(460)	-
Non-cash compensation expense	27,595	40,556
Changes in fair value of contingent consideration	(2,449)	(8,828)
Loss (gain) on sale of operating assets	(255)	866
Equity in earnings of nonconsolidated affiliates	(8,799)	(5,549)
Other, net	2,085	4,091
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(186,313)	(164,392)
Decrease (increase) in prepaid expenses	(159,473)	25,704
Increase in other assets	(37,712)	(56,645)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	138,270	(27,682)
Increase (decrease) in deferred revenue	54,154	(67,732)

Net cash provided by (used in) operating activities	89,039	(27,541)

CASH FLOWS FROM INVESTING ACTIVITIES
Distributions from nonconsolidated affiliates	6,744	8,804
Investments made in nonconsolidated affiliates	(3,212)	(6,437)
Purchases of property, plant and equipment	(92,372)	(69,573)
Proceeds from disposal of operating assets, net of cash divested	7,788	7,361
Cash paid for acquisitions, net of cash acquired	(71,256)	(25,499)
Purchases of intangible assets	(14,553)	(118)
Other, net	(943)	(1,933)

Net cash used in investing activities	(167,804)	(87,395)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	481,286	(596)
Payments on long-term debt	(457,487)	(22,699)
Contributions from noncontrolling interests	130	-
Distributions to noncontrolling interest partners	(9,202)	(14,249)
Purchases and sales of noncontrolling interests, net	(259)	(47,559)
Proceeds from exercise of stock options	926	3,210
Proceeds from sale of common stock	-	76,492
Payments for deferred and contingent consideration	(10,585)	(13,807)

Net cash provided by (used in) financing activities	4,809	(19,208)
Effect of exchange rate changes on cash and cash equivalents	13,374	23,959

Net decrease in cash and cash equivalents	(60,582)	(110,185)
Cash and cash equivalents at beginning of period	844,253	892,758

Cash and cash equivalents at end of period	$783,671	$782,573

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

Acquisitions

During 2012, the Company completed its acquisitions of Coppel, Cream and other smaller acquisitions. These acquisitions were accounted for as business combinations under the acquisition method of accounting and were not considered significant on an individual basis or in the aggregate.

Reclassifications

Certain reclassifications have been made to the 2011 consolidated financial statements to conform to the 2012 presentation. The Company has reclassified $23.5 million for the three months ended September 30, 2011 and $31.3 million for the nine months ended September 30, 2011 in the results of operations for its reportable segments as an increase to revenue and direct operating expenses in the Ticketing segment with corresponding increases to Eliminations in order to properly break out intersegment revenues. There is no impact to the consolidated financial statements. Additionally, the Company reclassified $10.4 million from other long-term assets to long-term debt to properly reflect the debt discount related to the May 2010 senior secured credit facility.

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

Recently Issued Pronouncements

In July 2012, the FASB issued guidance which gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired, and in some cases, bypass the two-step impairment test. This guidance is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption of the new guidance is permitted. The Company will adopt this guidance on October 1, 2012.

NOTE 2—LONG-LIVED ASSETS

Definite-lived Intangible Assets

The Company has definite-lived intangible assets which are amortized over the shorter of either the lives of the respective agreements or the period of time the assets are expected to contribute to the Company’s future cash flows. The amortization is recognized on either a straight-line or expected cash flows basis.

The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the nine months ended September 30, 2012:

	Revenue- generating contracts	Client / vendor relationships	Non-compete agreements	Venue management and leaseholds	Technology	Trademarks and naming rights	Other	Total
	(in thousands)
Balance as of December 31, 2011:
Gross carrying amount	$542,426	$330,575	$171,765	$116,772	$103,337	$24,517	$6,426	$1,295,818
Accumulated amortization	(170,889)	(66,548)	(93,464)	(39,017)	(31,812)	(16,202)	(4,174)	(422,106)

Net	371,537	264,027	78,301	77,755	71,525	8,315	2,252	873,712
Gross carrying amount:
Acquisitions	21,353	67,043	3,000	-	(2,336)	5,764	-	94,824
Foreign exchange	3,205	(501)	(7)	1,450	(107)	334	38	4,412
Other (1)	(39,219)	(9,073)	(4,197)	-	-	(12,356)	-	(64,845)

	(14,661)	57,469	(1,204)	1,450	(2,443)	(6,258)	38	34,391

Accumulated amortization:
Amortization expense	(51,140)	(38,721)	(19,254)	(9,046)	(15,881)	(2,012)	(337)	(136,391)
Foreign exchange	(2,094)	(23)	(1)	(455)	13	(113)	(28)	(2,701)
Other (1)	39,301	9,073	4,949	-	-	12,356	-	65,679

	(13,933)	(29,671)	(14,306)	(9,501)	(15,868)	10,231	(365)	(73,413)

Balance as of September 30, 2012:
Gross carrying amount	527,765	388,044	170,561	118,222	100,894	18,259	6,464	1,330,209
Accumulated amortization	(184,822)	(96,219)	(107,770)	(48,518)	(47,680)	(5,971)	(4,539)	(495,519)

Net	$342,943	$291,825	$62,791	$69,704	$53,214	$12,288	$1,925	$834,690

(1)	Other includes netdowns of fully amortized or impaired assets. See further discussion of impairments below.

During 2012, the Company recorded definite-lived intangible assets totaling $94.8 million, primarily related to client/vendor relationships and revenue-generating contracts associated with the April 2012 acquisition of Coppel, a concert promotion business in Australia and New Zealand, the May 2012 acquisition of Cream, an electronic festival promoter in the United Kingdom, the June 2012 acquisition of HARD, an electronic festival promoter in Los Angeles, and the purchase of rights to a festival held in Europe.

The 2012 additions to definite-lived intangible assets have weighted-average lives as follows:

Weighted- Average Life (years)

Revenue-generating contracts	12
Client/vendor relationships	9
Non-compete agreements	3
Technology	6
Trademarks and naming rights	10
All categories	9

The Company tests for possible impairment of definite-lived intangible assets whenever events or circumstances change, such as a significant reduction in operating cash flow or a change in the manner in which the asset is intended to be used which may indicate that the carrying amount of the asset may not be recoverable. During the nine months ended September 30, 2012, the Company reviewed the carrying value of certain definite-lived intangible assets that management determined had an indicator that future operating cash flows may not support their carrying value, and it was determined that those assets were impaired since the estimated undiscounted operating cash flows associated with those assets were less than their carrying value. For the nine months ended September 30, 2012, the Company recorded impairment charges related to definite-lived intangible assets of $13.8 million as a component of depreciation and amortization. The impairment charges primarily related to intangible assets for revenue-generating contracts and client/vendor relationships in the Concerts segment. See Note 5—Fair Value Measurements for further discussion of the inputs used to determine the fair value.

Amortization expense from definite-lived intangible assets for the three months ended September 30, 2012 and 2011 was $40.8 million and $38.8 million, respectively, and for the nine months ended September 30, 2012 and 2011 was $136.4 million and $120.7 million, respectively. The increase in amortization expense for the nine months ended September 30, 2012 is primarily driven by the impairment charge discussed above.

Amortization expense related to nonrecoupable ticketing contract advances for the three months ended September 30, 2012 and 2011 was $12.8 million and $9.3 million, respectively, and for the nine months ended September 30, 2012 and 2011 was $31.5 million and $22.8 million, respectively.

As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization expense may vary.

Goodwill

In 2011, the Company’s reportable segments were Concerts, Ticketing, Artist Nation, eCommerce and Sponsorship. Beginning in 2012, the Company no longer presents eCommerce as a reportable segment and has changed the name of its Sponsorship segment to Sponsorship & Advertising. These changes were made to be consistent with how the four key components of the business are now being managed. The Company now includes the business previously reported in the eCommerce segment within the Ticketing and Sponsorship & Advertising segments. As a result of this change, the goodwill previously associated with the eCommerce reporting unit was reallocated to the reporting units that make up the Ticketing and Sponsorship & Advertising segments utilizing a fair value approach. When reallocating goodwill as part of a reorganization, the Company allocates goodwill based on the relative fair values similar to that used when a portion of a reporting unit is disposed of. The Company believes a common method used to determine the fair value of a business in its industry is a multiple of AOI. For the period presented, the Company reallocated the goodwill associated with the eCommerce segment using the relative fair values of the business being allocated to the Ticketing and Sponsorship & Advertising segments as a percentage of the total eCommerce segment AOI. Goodwill related to specific acquisitions was attributed to the respective new reporting units directly (specific allocation).

The following table presents the changes in the carrying amount of goodwill in each of the Company’s segments for the nine months ended September 30, 2012:

	Concerts	Ticketing	Artist Nation	eCommerce	Sponsorship & Advertising	Other	Total
	(in thousands)
Balance as of December 31, 2011:
Goodwill	$387,188	$577,131	$262,158	$224,562	$76,507	$13,037	$1,540,583
Accumulated impairment losses	(269,902)	-	-	-	-	(13,037)	(282,939)

	117,286	577,131	262,158	224,562	76,507	-	1,257,644

Recast balances (1):
Fair value approach	-	47,086	-	(214,927)	167,841	-	-
Specific allocation	-	9,635	-	(9,635)	-	-	-
Recast Balance as of January 1, 2012:
Goodwill	387,188	633,852	262,158	-	244,348	13,037	1,540,583
Accumulated impairment losses	(269,902)	-	-	-	-	(13,037)	(282,939)

	117,286	633,852	262,158	-	244,348	-	1,257,644

Acquisitions—current year	62,047	-	1,348	-	-	-	63,395
Acquisitions—prior year	-	2,380	(560)	-	-	-	1,820
Foreign exchange	7,564	(470)	54	-	8,592	-	15,740

Balance as of September 30, 2012:
Goodwill	456,799	635,762	263,000	-	252,940	13,037	1,621,538
Accumulated impairment losses	(269,902)	-	-	-	-	(13,037)	(282,939)

	$186,897	$635,762	$263,000	$-	$252,940	$-	$1,338,599

(1)	The beginning balance for the eCommerce segment has been recast to allocate goodwill to the Ticketing and Sponsorship & Advertising segments. The total consolidated amount remained unchanged.

Included in the current year acquisitions amount above is $63.4 million primarily related to the second quarter 2012 acquisitions of Coppel, Cream and HARD.

The Company is in the process of finalizing its acquisition accounting for recent acquisitions which could result in a change to the associated purchase price allocations, including goodwill.

Investments in nonconsolidated affiliates

The Company has investments in various affiliates which are not consolidated and are accounted for under the equity method of accounting. The Company records its investments in these entities in the balance sheet as investments in nonconsolidated affiliates. The Company’s interests in these operations are recorded in the statement of operations as equity in earnings of nonconsolidated affiliates. For the nine months ended September 30, 2012, one of the Company’s investments, which is in a ticketing distribution services company, is considered significant. The Company owns a 33% interest in this company.

Summarized unaudited income statement information for the Company’s significant nonconsolidated affiliates is as follows (at 100%):

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Revenue	$35,994	$34,217
Operating income	$19,201	$19,515
Net income	$14,505	$14,075

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

2011 Divestitures
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

NOTE 3—LONG-TERM DEBT

In August 2012, the Company issued $225 million of 7% senior notes and increased its term loan B borrowings by $100 million pursuant to the terms of its existing senior secured credit facility. The proceeds were used to repay all of its outstanding 10.75% senior notes with a principal amount of $287 million, to pay related redemption premium and accrued interest of $19.5 million and to pay related fees and expenses of $6.1 million, leaving $12.4 million in additional cash available for general corporate purposes. The gain on extinguishment of debt resulting from these transactions was not significant.

Long-term debt, which includes capital leases, at September 30, 2012 and December 31, 2011, consisted of the following:

	September 30, 2012	December 31, 2011
	(in thousands)
May 2010 Senior Secured Credit Facility:
Term loan A, net of unamortized discount of $1.3 million and $1.2 million at September 30, 2012 and December 31, 2011, respectively	$78,673	$86,341
Term loan B, net of unamortized discount of $14.7 million and $12.2 million at September 30, 2012 and December 31, 2011, respectively	865,086	773,773
Revolving credit facility	-	-
7% Senior Notes due 2020	225,000	-
8.125% Senior Notes due 2018	250,000	250,000
10.75% Senior Notes due 2016, plus unamortized premium of $18.7 million at December 31, 2011	-	305,649
2.875% Convertible Senior Notes due 2027, net of unamortized discount of $23.6 million and $32.4 million at September 30, 2012 and December 31, 2011, respectively	196,363	187,627
Other long-term debt	130,916	101,871

	1,746,038	1,705,261
Less: current portion	60,070	52,632

Total long-term debt, net	$1,685,968	$1,652,629

Future maturities of long-term debt at September 30, 2012 are as follows:

(in thousands)
2012	$34,447
2013	38,310
2014	272,320
2015	80,352
2016	875,723
Thereafter	484,559

Total	1,785,711
Debt discount	(39,673)

Total including discount	$1,746,038

All long-term debt without a stated maturity date is considered current and is reflected as maturing in the earliest period shown in the table above. See Note—5 Fair Value Measurements for discussion of fair value measurement of the Company’s long-term debt.

7% Senior Notes

In August 2012, the Company issued $225 million of 7% senior notes due 2020. Interest on the notes is payable semi-annually in cash in arrears on March 1 and September 1 of each year, beginning on March 1, 2013, and the notes will mature on September 1, 2020. The Company may redeem some or all of the notes at any time prior to September 1, 2016 at a price equal to 100% of the aggregate principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium using a discount rate equal to the Treasury Rate plus 50 basis points. The Company may also redeem up to 35% of the notes from the proceeds of certain equity offerings prior to September 1, 2015, at a price equal to 107% of the principal amount, plus any accrued and unpaid interest. In addition, on or after September 1, 2016, the Company may redeem at its option some or all of the notes at redemption prices that start at 103.5% of their principal amount, plus any accrued and unpaid interest to the date of redemption. The Company must make an offer to redeem the notes at 101% of the aggregate principal amount, plus accrued and unpaid interest to the repurchase date, if it experiences certain defined changes of control.

The indentures governing the notes contain covenants that limit, among other things, the Company’s ability, and the ability of its restricted subsidiaries, to incur certain additional indebtedness and issue preferred stock; make certain distributions, investments and other restricted payments; sell certain assets; agree to any restrictions on the ability of restricted subsidiaries to make payments to the Company; create certain liens; merge, consolidate or sell substantially all of the Company’s assets; or enter into certain transactions with affiliates.

May 2010 Senior Secured Credit Facility

Pursuant to the terms of the Company’s senior secured credit facility described below, subject to certain conditions, the Company had the right to increase its original term loan facilities by up to $300 million in the aggregate. In August 2012, the

Company exercised this right and entered into an Incremental Term Loan Joinder Agreement that increased the existing term loan B borrowings by $100 million.

At September 30, 2012, the Company’s senior secured credit facility, dated as of May 6, 2010 consists of (i) a $100 million term loan A with a maturity of five and one-half years, (ii) a $900 million term loan B with a maturity of six and one-half years and (iii) a $300 million revolving credit facility with a maturity of five years. In addition, subject to certain conditions, the Company has the right to increase such facilities by up to $200 million in the aggregate. The five-year revolving credit facility provides for borrowings up to the amount of the facility with sublimits of up to (i) $150 million to be available for the issuance of letters of credit, (ii) $50 million to be available for swingline loans and (iii) $100 million to be available for borrowings in foreign currencies. The senior secured credit facility is secured by a first priority lien on substantially all of the Company’s domestic wholly-owned subsidiaries and on 65% of the capital stock of its wholly-owned foreign subsidiaries.

The interest rates per annum applicable to loans under the senior secured credit facility are, at the Company’s option, equal to either LIBOR plus 3.25% or a base rate plus 2.25%, subject to stepdowns based on the Company’s leverage ratio. The interest rate for the term loan B is subject to a LIBOR floor of 1.5% and a base rate floor of 2.5%. The Company is required to pay a commitment fee of 0.5% per year on the undrawn portion available under the revolving credit facility and variable fees on outstanding letters of credit.

For the term loan A, the Company is required to make quarterly payments ranging from $1.25 million to $10 million with the balance due at maturity in November 2015. For the term loan B, the Company is now required to make quarterly payments of $2.25 million with the balance due at maturity in November 2016. The Company is also required to make mandatory prepayments of the loans under the credit agreement, subject to specified exceptions, from excess cash flow, and with the proceeds of asset sales, debt issuances and specified other events.

Based on the Company’s outstanding letters of credit of $53.9 million, $246.1 million was available for future borrowings.

NOTE 4—DERIVATIVE INSTRUMENTS

The Company primarily uses forward currency contracts and options to reduce its exposure to foreign currency risk associated with short-term artist fee commitments. The Company also enters into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income and short-term intercompany loans. At September 30, 2012 and December 31, 2011, the Company had forward currency contracts and options outstanding with notional amounts of $70.6 million and $32.5 million, respectively. These instruments have not been designated as hedging instruments and any change in fair value is reported in earnings during the period of the change. The Company’s foreign currency derivative activity, including the related fair values, are not material to any period presented.

Additionally, the Company has entered into certain interest rate swaps and cap agreements to limit its exposure to variable interest rates, related to portions of the Company’s outstanding debt, some of which have been designated as cash flow hedges. At September 30, 2012 and December 31, 2011, the Company had interest rate swaps and cap agreements outstanding with notional amounts of $139.4 million and $131.0 million, respectively. The Company’s interest rate swaps and cap activity, including the related fair values, are not material to any period presented. As of September 30, 2012 and December 31, 2011, there is no ineffective portion or amount excluded from effectiveness testing for derivatives designated as cash flow hedging instruments.

The Company’s 2.875% convertible senior notes issued in July 2007 include certain provisions which are bifurcated from the notes and accounted for as derivative instruments. At the date of issuance and as of September 30, 2012 and December 31, 2011, the fair value of these provisions was considered to be de minimis.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis, which are classified on the balance sheets as cash and cash equivalents, other current assets, other long-term assets, other current liabilities and other long-term liabilities:

	Fair Value Measurements at September 30, 2012				Fair Value Measurements at December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
		(in thousands)				(in thousands)
Assets:
Cash equivalents	$131,954	$-	$-	$131,954	$138,537	$-	$-	$138,537
Forward currency contracts	-	272	-	272	-	355	-	355
Interest rate cap	-	-	-	-	-	7	-	7
Stock options	-	-	1,201	1,201	-	-	1,060	1,060

Total	$131,954	$272	$1,201	$133,427	$138,537	$362	$1,060	$139,959

Liabilities:
Interest rate swaps	$-	$3,133	$-	$3,133	$-	$3,037	$-	$3,037
Forward currency contracts	-	242	-	242	-	-	-	-
Contingent consideration	-	-	5,164	5,164	-	-	8,363	8,363

Total	$-	$3,375	$5,164	$8,539	$-	$3,037	$8,363	$11,400

Cash equivalents consist of money market funds. Fair values for cash equivalents are based on quoted prices in an active market. Fair values for forward currency contracts are based on observable market transactions of spot and forward rates. Fair values for the interest rate swaps and the interest rate cap are based on inputs corroborated by observable market data with similar tenors.

The Company has certain contingent consideration obligations related to acquisitions which are measured at fair value using Level 3 inputs. The amounts due to the sellers are based on the achievement of agreed-upon financial performance metrics by the acquired companies where the contingent obligation is either earned or not earned. The Company records the liability at the time of the acquisition based on management’s best estimates of the future results of the acquired companies compared to the agreed-upon metrics. Subsequent to the date of acquisition, the Company updates the original valuation to reflect current projections of future results of the acquired companies and the passage of time. Accretion of, and changes in the valuations of, contingent consideration are reported in acquisition transaction expenses. See Note 6—Commitments and Contingent Liabilities for additional information related to the contingent payments.

The Company has stock options in a company that became publicly-traded in the third quarter of 2011 which are measured at fair value using Level 3 inputs. The stock options were received as consideration in connection with a licensing agreement entered into by a subsidiary of the Company and became fully-vested in the second quarter of 2011. The Company has recorded an asset for these options which is valued using the Black-Scholes option pricing model. The Company recorded revenue based on the valuation of the options as of the measurement date, which was the vesting date. The changes in the valuation after the measurement date are recorded in other (income) expense, net.

During 2012, the Company recorded impairments related to definite-lived intangible assets of $13.8 million, as a component of depreciation and amortization. The impairment charges primarily related to intangible assets for revenue-generating contracts and client/vendor relationships in the Concerts segment. It was determined that these assets were impaired since the estimated undiscounted cash flows associated with these assets were less than their carrying value. These cash flows were calculated using operating cash flows which were discounted to approximate fair value. The operating cash flows for these non-recurring fair value measurements are considered Level 3 inputs.

Due to their short maturity, the carrying amounts of accounts receivable, accounts payable and accrued expenses approximated their fair values at September 30, 2012 and December 31, 2011.

The Company’s outstanding debt held by third-party financial institutions is carried at cost, adjusted for premiums or discounts. The Company’s debt is not publicly-traded and the carrying amounts typically approximate fair value for the Company’s debt that accrues interest at a variable rate, which are considered to be Level 1 inputs. The estimated fair values of the 7% senior notes, the 8.125% senior notes and the 2.875% convertible senior notes were $235.3 million, $272.0 million and $216.1 million at September 30, 2012, respectively. The estimated fair values of the 8.125% senior notes, the 10.75% senior notes and the 2.875% convertible senior notes were $243.3 million, $306.4 million and $193.6 million at December 31, 2011, respectively. See Note 3—Long-term Debt for discussion of the issuance of the 7% senior notes and redemption of the 10.75% senior notes. The estimated fair value of the Company’s third-party fixed-rate debt is based on quoted market prices in active markets for the same or similar debt, which are considered to be Level 2 inputs. The Company has fixed rate debt held by noncontrolling interest partners with a face value of $25.9 million and $26.0 million at September 30, 2012 and December 31, 2011, respectively. The Company is unable to determine the fair value of this debt.

NOTE 6—COMMITMENTS AND CONTINGENT LIABILITIES

During 2012, the Company has entered into new, or it has exercised options to extend existing, long-term operating leases for office space and venues. These new or extended non-cancelable lease agreements have added future minimum rental commitments of approximately $1.6 million for the remainder of 2012, $18.4 million for 2013, $19.0 million for 2014, $18.1 million for 2015, $17.5 million for 2016 and $222.7 million thereafter. The Company has leases that contain contingent payment requirements for which payments vary depending on revenue, tickets sold or other variables.

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

The Company also has certain contingent obligations related to acquisitions made after the adoption in January 2009 of the FASB guidance for business combinations. In accordance with the current guidance, contingent consideration associated with business combinations must be recorded at its fair value at the time of the acquisition and reflected at current fair value for each subsequent reporting period thereafter until settled. The Company records these fair value changes in its statements of operations as acquisition transaction expenses. The contingent consideration is generally subject to payout following the achievement of future performance targets and some may be payable in 2012. As of September 30, 2012, the Company has accrued $0.8 million in other current liabilities and $4.4 million in other long-term liabilities and, as of December 31, 2011, the Company had accrued $1.5 million in other current liabilities and $6.9 million in other long-term liabilities representing the fair value of these estimated earn-out arrangements. The last contingency period for which the Company has an outstanding contingent earn-out payment is for the period ending December 2017. See Note 5—Fair Value Measurements for further discussion related to the valuation of the earn-out payments.

In addition, the Company has certain contingent obligations related to acquisitions where the Company does not consolidate the entity, but rather accounts for the investee under the equity method of accounting. If, at acquisition, the fair value of the Company’s share of net assets exceeds the Company’s initial cost, the maximum amount of contingent consideration that could be paid is recorded up to that excess amount. When the contingency is resolved, any difference between the amount recorded and the settlement is recorded as an adjustment to the investment account. The aggregate of contingent payments associated with equity method investments, if all performance targets are met, would not significantly impact the financial position of the Company. As of September 30, 2012 and December 31, 2011 the Company has accrued $3.9 million in other long-term liabilities for each respective period.

Certain agreements relating to acquisitions provide for deferred purchase consideration payments at future dates. A liability is established at the time of the acquisition for these fixed payments. For obligations payable at a date greater than twelve months from the acquisition date, the Company applies a discount rate to present value the obligations. As of December 31, 2011, the Company had accrued $7.1 million in other current liabilities and $2.6 million in other long-term liabilities related to these deferred purchase consideration payments. During the first quarter of 2012, the Company paid the balance of all deferred purchase consideration in full.

CTS Arbitration

Live Nation Worldwide, Inc., (“Live Nation Worldwide”) and CTS were parties to an agreement (the “CTS Agreement”), pursuant to which CTS was to develop and Live Nation Worldwide licensed or agreed to use ticketing software or ticketing platforms. Under the agreement, CTS was to develop software to be licensed to Live Nation Worldwide to provide ticketing services in the United States and Canada. The CTS Agreement also generally required Live Nation Worldwide to use CTS’s ticketing platforms in certain European countries so long as CTS’s existing platforms were appropriately modified to meet local market conditions. In June 2010, Live Nation Worldwide terminated the CTS Agreement because CTS materially breached the agreement by failing to deliver a North American ticketing system that met the contractual requirements of being a “world class ticketing system . . . that fits the needs of the North American market,” and by failing to deliver a ticketing system for the United Kingdom and other European countries that fit the needs of those markets as required by the CTS Agreement.

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

In May 2010, the Company responded to CTS’s request for arbitration and filed counterclaims asserting that CTS breached the CTS Agreement by failing to provide ticketing platforms that met the standard required by the CTS Agreement for the North American and European markets. The Company is seeking relief primarily in the form of damages and a declaration that the Company validly terminated the CTS Agreement based on CTS’s material breaches. The Company denies that CTS is entitled to collect damages for royalties that would have been paid over the full 10-year term of the CTS Agreement or on Ticketmaster-controlled tickets. The matter has been assigned to an arbitrator, and hearings were conducted in the summer and fall of 2011. A decision from the arbitrator is currently expected by the end of 2012. While the Company does not believe that a loss is probable of occurring at this time, if the arbitrator rules against the Company on any or all claims, the amounts at stake could be substantial. Considerable uncertainty remains regarding the validity of the claims and damages asserted against the Company. As a result, the Company is currently unable to estimate the possible loss or range of loss for this matter. The Company intends to continue to vigorously defend the action.

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

In December 2010, the parties entered into a binding agreement providing for the settlement of the litigation and the resolution of all claims therein. In September 2011, the Court declined to approve the settlement in its then-current form. Litigation continued, and in September 2011, the Court granted in part and denied in part Ticketmaster’s Motion for Summary Judgment. The parties reached a new settlement in September 2011, which was approved preliminarily, but in September 2012 the Court declined to grant final approval. In doing so, the court identified potential modifications to the settlement, and the parties continue to discuss such potential modifications and the possibility of a revised settlement agreement. Ticketmaster and its parent, Live Nation, have not acknowledged any violations of law or liability in connection with the matter.

As of September 30, 2012, the Company has accrued $35.4 million, its best estimate of the probable costs associated with the settlement referred to above. This liability includes an estimated redemption rate. Any difference between the Company’s estimated redemption rate and the actual redemption rate it experiences will impact the final settlement amount; however, the Company does not expect this difference to be material.

Canadian Consumer Class Action Litigation Relating to TicketsNow

In February 2009, five putative consumer class action complaints were filed in various provinces of Canada against TicketsNow, Ticketmaster, Ticketmaster Canada Ltd. and Premium Inventory, Inc. All of the cases allege essentially the same set of facts and causes of action. Each plaintiff purports to represent a class consisting of all persons who purchased a ticket from Ticketmaster, Ticketmaster Canada Ltd. or TicketsNow from February 2007 to present and alleges that Ticketmaster conspired to divert a large number of tickets for resale through the TicketsNow website at prices higher than face value. The plaintiffs characterize these actions as being in violation of Ontario’s Ticket Speculation Act, the Amusement Act of Manitoba, the Amusement Act of Alberta or the Quebec Consumer Protection Act. The Ontario case contains the additional allegation that Ticketmaster’s and TicketsNow’s service fees violate anti-scalping laws. Each lawsuit seeks compensatory and punitive damages on behalf of the class.

In February 2012, the parties entered into a settlement agreement that will resolve all of the resale market claims. The court approval process for the settlement has been completed, with final approvals given in all provinces.

As of September 30, 2012, the Company has accrued its best estimate of the probable costs associated with the resale market claims of this matter, the full amount of which was funded by an escrow established in connection with Ticketmaster’s 2008 acquisition of TicketsNow.

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

As of September 30, 2012, the Company has accrued $41.5 million for the specific cases discussed above as its best estimate of the probable costs of legal settlement, including $35.4 million for the Ticketing Fees Consumer Class Action litigation settlement.

NOTE 7—CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS

Agreements with Liberty Media

In connection with a stockholder agreement, Liberty Media exercised its right to nominate two members to the Company’s board of directors. In February 2011, the Company entered into a subscription agreement with Liberty Media. Pursuant to the subscription agreement, in February and June 2011, the Company sold to Liberty Media 1.8 million and 5.5 million shares, respectively, of the Company’s common stock for aggregate cash consideration of $18.8 million and $57.7 million, respectively.

Transactions Involving Directors

The Company has a non-employee director as of September 30, 2012 who is also a director and executive officer of Clear Channel. This director receives directors’ fees, stock options and restricted stock awards on the same basis as other non-employee members of the Company’s board of directors. Additionally, as of September 30, 2012, the Company has an employee director who is also a director of Clear Channel. From time to time, the Company purchases advertising from Clear Channel and its subsidiaries in the ordinary course of business on an arms-length basis.

The Company has a non-employee director as of September 30, 2012 who is also a director and executive officer of MSG and Cablevision. This director receives directors’ fees, stock options and restricted stock awards on the same basis as other non-employee members of the Company’s board of directors. From time to time, the Company promotes events at venues owned and/or operated by MSG and pays rental fees and co-promote fees to MSG and its subsidiaries. In addition, the Company provides ticketing services for venues and sports franchises owned and/or operated by MSG and pays royalty fees to MSG and its subsidiaries. The Company also receives transaction fees from MSG and its subsidiaries for tickets MSG sells using the Company’s ticketing software. Finally, the Company purchases advertising from Cablevision and its subsidiaries from time to time. All of these transactions are entered into in the ordinary course of business on an arms-length basis.

The following table sets forth expenses incurred and revenue earned from the transactions noted above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(in thousands)
Director related-party revenue	$3,188	$7,066	$11,509	$7,066
Director related-party expenses	$4,021	$6,940	$13,174	$8,369

Transactions Involving Executives

ATC Aviation, Inc. (“ATC”), which is owned by Irving Azoff, owns an aircraft. Irving Azoff is the Company’s Executive Chairman and Chairman of the board of directors. An aircraft management and charter company, unrelated to either the Company or ATC, manages and operates the aircraft on ATC’s behalf and charges market rates for the use of the aircraft when used by Mr. Azoff or other executives on Company business, a portion of which is paid to ATC. For the three months ended September 30, 2012 and 2011, the Company made payments totaling $0.1 million and $0.6 million, respectively, and for the nine months ended September 30, 2012 and 2011, the Company made payments totaling $1.2 million in each of the respective periods.

Irving Azoff has a minority ownership interest in an entity that subleases office space from the Company. Rent charged by the Company totaled $0.2 million for each of the three month periods ended September 30, 2012 and 2011 and totaled $0.6 million for each of the nine month periods ended September 30, 2012 and 2011.

In January 2011, pursuant to the provisions of a then effective stockholders’ agreement, the board of directors of Front Line declared a dividend payable in cash to the holders of record of Front Line common stock. This dividend was paid in January 2011 and totaled $20.1 million of which the Company received $15.0 million. The Azoff Trust received a pro rata portion of this dividend totaling $3.0 million. In connection with the January 2011 dividend, Mr. Azoff received a contractual gross-up payment of $0.6 million. Prior to the payment of the dividend, FLMG made a loan to Front Line principally to fund the dividend, evidenced by a promissory note from Front Line to FLMG with a principal amount of $20.7 million and bearing interest at a rate of 4.5%, payable no later than December 31, 2011. This loan was repaid in the first quarter of 2012.

Other Related Parties

During the nine months ended September 30, 2011, the Company paid $6.8 million of deferred consideration due in connection with an acquisition of a company owned by various members of management of one of the Company’s subsidiaries. The acquired company holds the lease of a venue. There were no such deferred consideration payments made during the nine months ended September 30, 2012.

In January 2011, the Company sold a 49.9% noncontrolling interest in its clubs and theaters venue promotion business in Boston to a company partially owned by two employees of one of the Company’s subsidiaries in exchange for assets and cash valued at $12.6 million.

The Company conducts certain transactions in the ordinary course of business with companies that are owned, in part or in total, by various members of management of the Company’s subsidiaries or companies over which it has significant influence. These transactions primarily relate to venue rentals, concession services, equipment rentals, ticketing, marketing and other services. As of September 30, 2012 and December 31, 2011, the Company has a receivable balance of $12.3 million and $13.3 million, respectively, from certain of these companies. The following table sets forth expenses incurred and revenue earned from these companies for services rendered or provided in relation to these business ventures. None of these transactions were with directors or executive officers of the Company.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Other related-parties revenue	$1,651	$1,256	$3,604	$3,196
Other related-parties expenses	$10,123	$1,837	$13,980	$7,667

NOTE 8—INCOME TAXES

The Company calculates interim effective tax rates in accordance with the FASB guidance for income taxes and applies the estimated annual effective tax rate to year-to-date pretax income (loss) at the end of each interim period to compute a year-to-date tax expense (or benefit). This guidance requires departure from effective tax rate computations when losses incurred within tax jurisdictions cannot be carried back and future profits associated with operations in those tax jurisdictions cannot be assured beyond any reasonable doubt. Accordingly, the Company has calculated and applied an expected annual effective tax rate of approximately 19% for 2012 (as compared to 19% in the prior year), excluding significant, unusual or extraordinary items, for ordinary income associated with operations for which the Company currently expects to have annual taxable income, which are principally outside of the United States. The Company has not recorded tax benefits associated with losses from operations for which future taxable income cannot be reasonably assured. As required by this guidance, the Company also includes tax effects of significant, unusual or extraordinary items in income tax expense in the interim period in which they occur.

Net income tax expense is $21.5 million for the nine months ended September 30, 2012. The components of tax expense that contributed to the net income tax expense for the nine months ended September 30, 2012 primarily consist of income tax expense of $16.5 million based on the expected annual rate pertaining to ordinary income for the nine-month period, state and local taxes of $3.2 million, the establishment of valuation allowances of $0.8 million on deferred tax assets and an increase for discrete unrecognized tax benefits of $1.7 million partially offset by discrete deferred tax benefits of $1.1 million related to a decrease in the United Kingdom tax rate.

As of September 30, 2012 and December 31, 2011, the Company had unrecognized tax benefits of approximately $14.7 million and $13.4 million, respectively. During the nine months ended September 30, 2012, unrecognized tax benefits increased by approximately $1.3 million, primarily attributable to tax, interest and penalty accruals of approximately $2.9 million and currency translation adjustments of $0.1 million. These increases were partially offset by $1.7 million for settlements. All of these unrecognized tax benefits would favorably impact the effective tax rate if recognized in the future.

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

NOTE 9—STOCKHOLDERS’ EQUITY

The following table shows the reconciliation of the carrying amount of redeemable noncontrolling interests, total stockholders’ equity, stockholders’ equity attributable to Live Nation Entertainment, Inc. and stockholders’ equity attributable to noncontrolling interests:

	Redeemable Noncontrolling Interests	Live Nation Entertainment, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	(in thousands)	(in thousands)
Balances at December 31, 2011	$8,277	$1,461,103	$155,791	$1,616,894
Non-cash and stock-based compensation	-	23,694	-	23,694
Exercise of stock options	-	926	-	926
Acquisitions	37,864	-	8,128	8,128
Acquisitions of noncontrolling interests	-	-	(238)	(238)
Redeemable noncontrolling interests fair value adjustments	609	(609)	-	(609)
Noncontrolling interests contributions	-	-	130	130
Cash distributions	-	-	(9,202)	(9,202)
Other	1,517	-	(79)	(79)
Comprehensive income (loss):
Net income (loss)	(131)	(3,510)	7,149	3,639
Unrealized loss on cash flow hedges	-	(156)	-	(156)
Change in funded status of defined benefit pension plan	-	(202)	-	(202)
Currency translation adjustment	-	20,296	-	20,296

Balances at September 30, 2012	$48,136	$1,501,542	$161,679	$1,663,221

Noncontrolling Interests

As of September 30, 2012, for the non-wholly-owned subsidiaries of the Company where the common securities held by the noncontrolling interests do not include put arrangements exercisable outside of the control of the Company, such noncontrolling interests are recorded in stockholders’ equity, separate from the Company’s own equity.

The purchase or sale of additional ownership in an already controlled subsidiary is recorded as an equity transaction with no gain or loss recognized in consolidated net income or comprehensive income. In the first nine months of 2011, the Company acquired the remaining equity interests in Front Line and other smaller companies. There were no significant acquisitions of noncontrolling interests during the first nine months of 2012.

The following schedule reflects the change in ownership interests for these transactions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(in thousands)
Net income (loss) attributable to common stockholders of Live Nation Entertainment, Inc.	$57,948	$51,712	$(3,510)	$16,509

Transfers (to) from noncontrolling interest:
Changes in Live Nation Entertainment, Inc.’s paid in capital for purchase of noncontrolling interests, net of transaction costs	4	274	-	84,711

Net transfers (to) from noncontrolling interest	4	274	-	84,711

Change from net income (loss) attributable to common stockholders of Live Nation Entertainment, Inc. and transfers (to) from noncontrolling interests	$57,952	$51,986	$(3,510)	$101,220

Redeemable Noncontrolling Interests

For certain of its consolidated subsidiaries, the Company is subject to put arrangements arising from business combinations where the holders of the noncontrolling interests can require the Company to repurchase their shares at specified dates in the future or within specified periods in the future. Certain of these puts can be exercised earlier upon the occurrence of triggering events as specified in the agreements. The exercise dates for these puts range from November 2012 to December 2018. The redemption amounts for these puts are either at a fixed amount, at fair value at the time of exercise or variable based on a formula linked to earnings. In accordance with the FASB guidance for business combinations, the redeemable noncontrolling interests are recorded at their fair value at the acquisition date. As these put arrangements are not currently redeemable, for increases in the estimated redemption value, or reductions in the estimated redemption value to the extent increases had been recognized previously, the Company accretes changes in the redemption value over the period from the date of issuance to the earliest redemption date of the individual puts, with the offset recorded to additional paid-in capital. Accounting guidance prohibits the recognition of reductions in value below issuance date value. Changes in estimated redemption values that are based on a formula linked to future earnings are computed using projected cash flows each reporting period which take into account the current expectations regarding profitability and the timing of revenue-generating events. For redemption amounts that are fixed dollar amounts, if the initial fair value is the redemption amount, there are no changes recorded until the puts are exercised or expire. The redemption amounts for these put arrangements are reflected in the Company’s balance sheets as redeemable noncontrolling interests outside of permanent equity and, at September 30, 2012 and December 31, 2011, were $48.1 million and $8.3 million, respectively. The increase during the current year is principally related to puts associated with the 2012 acquisitions.

Earnings per Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except for per share data)
Net income (loss) attributable to common stockholders of Live Nation Entertainment, Inc.—basic and diluted	$57,948	$51,712	$(3,510)	$16,509

Weighted average common shares—basic	187,154	186,128	186,858	181,116
Effect of dilutive securities:
Stock options, restricted stock and warrants	2,600	2,403	-	2,191
2.875% convertible senior notes	-	-	-	-

Weighted average common shares—diluted	189,754	188,531	186,858	183,307

Basic net income (loss) per common share	$0.31	$0.28	$(0.02)	$0.09
Diluted net income (loss) per common share	$0.31	$0.27	$(0.02)	$0.09

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(in thousands)
Options to purchase shares of common stock	16,890	16,234	22,213	16,234
Restricted stock awards and units—unvested	2,308	2,582	4,061	2,582
Warrants	500	500	500	500
Conversion shares related to 2.875% convertible senior notes	8,105	8,105	8,105	8,105

Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	27,803	27,421	34,879	27,421

NOTE 10—STOCK-BASED COMPENSATION

The following is a summary of stock-based compensation expense recorded by the Company during the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(in thousands)
Selling, general and administrative expenses	$3,771	$3,045	$10,414	$36,616
Corporate expenses	5,906	5,153	17,181	14,539

Total stock-based compensation expense	$9,677	$8,198	$27,595	$51,155

In the first quarter of 2011, the Company acquired the remaining equity interests of Front Line. As a result of this acquisition, the Company recorded $24.4 million of stock-based compensation in selling, general and administrative expenses.

As of September 30, 2012, there was $53.6 million of total unrecognized compensation cost related to stock-based compensation arrangements for stock options, restricted stock awards and restricted stock units. This cost is expected to be recognized over a weighted-average period of 2.4 years.

Azoff Trust Note

As part of the Merger, a note was issued to the Azoff Trust in exchange for shares of Ticketmaster’s series A convertible redeemable preferred stock held by the Azoff Trust. The note accrues interest equal to 3% of the outstanding principal balance and is payable in monthly installments of $0.8 million through October 1, 2013, subject to Mr. Azoff’s continued employment with the Company. In the event of a termination of Mr. Azoff’s employment with the Company without cause or for good reason or due to death or disability, the note immediately will vest and the balance of the note will be due and paid in a cash lump sum. Upon any other termination of Mr. Azoff’s employment, the Azoff Trust will forfeit the balance of the note. For the three months ended September 30, 2012 and 2011, the Company recorded $1.6 million of expense in each of the respective periods and for the nine months ended September 30, 2012 and 2011, the Company recorded $4.8 million of expense in each of the respective periods related to this note as a component of corporate expenses.

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

Included in the September 30, 2012 and December 31, 2011 cash and cash equivalents balance is $394.3 million and $373.9 million, respectively, of funds representing amounts equal to the face value of tickets sold on behalf of clients and the clients’ share of convenience and order processing charges (“client funds”). The Company does not utilize client funds for its own financing or investing activities as the amounts are payable to clients.

The Company has reclassified all periods to conform to the current period presentation. Revenue and expenses earned and charged between segments are eliminated in consolidation. Corporate expenses and all line items below operating income are managed on a total company basis.

The Company manages its working capital on a consolidated basis. Accordingly, segment assets are not reported to, or used by, the Company’s management to allocate resources to or assess performance of the segments, and therefore, total segment assets have not been presented.

The following table presents the results of operations for the Company’s reportable segments for the three and nine months ending September 30, 2012 and 2011:

	Concerts	Ticketing	Artist Nation	Sponsorship & Advertising	Other	Corporate	Eliminations	Consolidated
				(in thousands)
Three Months Ended September 30, 2012
Revenue	$1,429,912	$345,980	$127,924	$95,805	$1,147	$-	$(37,622)	$1,963,146
Direct operating expenses	1,235,786	161,566	85,097	11,102	994	-	(37,122)	1,457,423
Selling, general and administrative expenses	146,528	104,098	22,146	10,760	314	-	-	283,846
Depreciation and amortization	27,508	43,315	13,203	320	49	789	(500)	84,684
Loss (gain) on sale of operating assets	(8)	10	-	-	(62)	-	-	(60)
Corporate expenses	-	-	-	-	-	30,842	-	30,842
Acquisition transaction expenses	1,032	381	-	-	-	483	-	1,896

Operating income (loss)	$19,066	$36,610	$7,478	$73,623	$(148)	$(32,114)	$-	$104,515

Intersegment revenue	$33,510	$(521)	$4,633	$-	$-	$-	$(37,622)	$-

Three Months Ended September 30, 2011
Revenue	$1,280,297	$333,482	$121,375	$86,388	$779	$-	$(32,296)	$1,790,025
Direct operating expenses	1,066,140	159,630	80,994	12,528	-	(893)	(32,095)	1,286,304
Selling, general and administrative expenses	131,805	120,947	20,551	8,036	1,123	-	-	282,462
Depreciation and amortization	33,103	38,954	10,693	88	13	691	(201)	83,341
Loss (gain) on sale of operating assets	13	(2)	15	-	204	1	-	231
Corporate expenses	-	-	-	-	-	27,385	-	27,385
Acquisition transaction expenses	826	216	276	-	-	4,175	-	5,493

Operating income (loss)	$48,410	$13,737	$8,846	$65,736	$(561)	$(31,359)	$-	$104,809

Intersegment revenue	$25,455	$4,675	$2,166	$-	$-	$-	$(32,296)	$-

Nine Months Ended September 30, 2012
Revenue	$2,954,635	$1,001,463	$298,570	$193,211	$2,345	$-	$(68,404)	$4,381,820
Direct operating expenses	2,475,222	467,808	199,106	27,160	571	-	(66,861)	3,103,006
Selling, general and administrative expenses	423,213	312,099	67,540	28,741	1,331	-	-	832,924
Depreciation and amortization	100,004	121,284	36,271	341	72	2,227	(1,543)	258,656
Loss (gain) on sale of operating assets	(477)	(145)	-	-	367	-	-	(255)
Corporate expenses	-	-	-	-	-	81,474	-	81,474
Acquisition transaction expenses	(373)	46	401	-	-	1,261	-	1,335

Operating income (loss)	$(42,954)	$100,371	$(4,748)	$136,969	$4	$(84,962)	$-	$104,680

Intersegment revenue	$58,548	$2,175	$7,681	$-	$-	$-	$(68,404)	$-
Capital expenditures	$17,385	$65,253	$476	$3,979	$3	$1,114	$-	$88,210

Nine Months Ended September 30, 2011
Revenue	$2,811,796	$966,687	$293,941	$182,453	$2,385	$333	$(59,279)	$4,198,316
Direct operating expenses	2,353,774	452,584	197,261	28,528	-	(1,895)	(58,673)	2,971,579
Selling, general and administrative expenses	400,421	304,393	89,466	25,763	2,183	-	-	822,226
Depreciation and amortization	87,818	111,359	37,305	276	40	1,557	(606)	237,749
Loss (gain) on sale of operating assets	(677)	(88)	1,256	-	374	1	-	866
Corporate expenses	-	-	-	-	-	73,011	-	73,011
Acquisition transaction expenses	(5,289)	1,167	(1,906)	-	-	13,892	-	7,864

Operating income (loss)	$(24,251)	$97,272	$(29,441)	$127,886	$(212)	$(86,233)	$-	$85,021

Intersegment revenue	$41,133	$9,008	$9,138	$-	$-	$-	$(59,279)	$-
Capital expenditures	$15,825	$44,249	$3,658	$892	$-	$4,606	$-	$69,230

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

In the third quarter of 2012, Live Nation revenue increased 10% as compared to last year driven by an increase in our Concerts segment from higher event activity along with the impact of acquisitions completed earlier during the year. We had an increase in amphitheater events in North America along with higher international activity from our global touring artists. We continue to see the number of tickets sold in the Ticketing segment increase, driven from growth in both concerts and sports tickets, along with higher overall attendance in our Concerts segment on a slightly lower number of events. Our strategy remains centered on expanding our presence in the world’s largest live entertainment markets and leveraging our leadership position in the live entertainment industry to promote more concerts, sell more tickets and grow our sponsorship and online advertising revenue, while continuing to optimize our cost structure. As the leading global live event, ticketing and artist management company, we believe that we are well-positioned to effectively serve artists, teams, fans and venues.

Our Concerts segment delivered a 12% increase in revenue in the third quarter as compared to last year through more amphitheater events and increased attendance and profitability per show at those events, higher festival activity and increased global touring activity. Our concert attendance was up 2% globally driven by higher average attendance per show as our overall number of events in the quarter declined by 1%. Due to the cyclical nature of the Concerts business, our overall operating results declined as we saw some activity shift into the second and fourth quarters of 2012. We continued to grow our festival base by investing in several new festivals that we have started or acquired, both internationally and in North America, and we remain focused on selling more tickets and continuing to improve the profitability of our shows.

Our Ticketing segment revenue grew by 4% due to increased global ticket sales and higher resale activity. We continued working on the renewal of our core ticketing infrastructure, now in the second year of a three-year project as well as investing in mobile and other ecommerce enhancements. Our operating results improved this quarter driven by the increase in ticket sales as well as a reduction in legal costs for a ticketing class action settlement recorded in the third quarter of 2011. Our Ticketing business is focused on delivering an improved consumer experience for our fans as well as delivering additional tools to our venue clients as we continue to focus on improving the ticket-buying experience.

Our Artist Nation segment delivered a 5% increase in revenue for the third quarter driven by higher artist premium ticketing services activity as well as the impact of acquisitions. Overall, operating income is slightly down from last year due to lower management and touring merchandise income. Our artist management business continues to focus on adding new artists, serving its existing artists and growing our other artist services business by developing new relationships with the top artists and extending our services provided.

Our Sponsorship & Advertising segment third quarter revenue increased by 11% primarily driven by higher sponsorship of festival assets along with the timing of certain festivals which moved from the second quarter to the third quarter this year. This business continues to deliver high operating margins, currently at 71% year-to-date, that drive our overall results. We entered into a new relationship with Skype this quarter. We believe that our extensive on-site and online reach, global venue distribution network, artist relationships and ticketing operations are key to securing long-term sponsorship agreements with major brands and we continue to look for ways to expand these assets and to extend further internationally in new markets.

We remain excited about the long-term potential of our Company as we continue to focus on the key elements of our business model—promoting more concerts in more markets, leveraging social media to promote events, growing our sponsorship and online advertising revenue and selling more tickets while capturing more of the gross proceeds.

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

Consolidated Results of Operations

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2012	2011		2012	2011
	(in thousands)			(in thousands)
Revenue	$1,963,146	$1,790,025	10%	$4,381,820	$4,198,316	4%
Operating expenses:
Direct operating expenses	1,457,423	1,286,304	13%	3,103,006	2,971,579	4%
Selling, general and administrative expenses	283,846	282,462	0%	832,924	822,226	1%
Depreciation and amortization	84,684	83,341	2%	258,656	237,749	9%
Loss (gain) on sale of operating assets	(60)	231	*	(255)	866	*
Corporate expenses	30,842	27,385	13%	81,474	73,011	12%
Acquisition transaction expenses	1,896	5,493	*	1,335	7,864	*

Operating income	104,515	104,809	(0)%	104,680	85,021	23%
Operating margin	5.3%	5.9%		2.4%	2.0%

Interest expense	35,535	30,388		94,733	90,462
Interest income	(994)	(1,023)		(2,825)	(2,848)
Equity in earnings of nonconsolidated affiliates	(3,117)	(2,777)		(8,799)	(5,549)
Other (income) expense, net	(7,035)	6,461		(3,393)	7,207

Income (loss) before income taxes	80,126	71,760		24,964	(4,251)
Income tax expense (benefit)	11,950	8,739		21,456	(29,544)

Net income	68,176	63,021		3,508	25,293
Net income attributable to noncontrolling interests	10,228	11,309		7,018	8,784

Net income (loss) attributable to common stockholders of Live Nation Entertainment, Inc.	$57,948	$51,712		$(3,510)	$16,509

*	Percentages are not meaningful.

Key Operating Metrics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Concerts (1)
Total estimated events:
North America	3,955	4,105	11,152	11,332
International	1,227	1,136	4,536	4,248

Total estimated events	5,182	5,241	15,688	15,580

Total estimated attendance (rounded):
North America	11,542,000	12,253,000	25,150,000	25,097,000
International	4,271,000	3,304,000	11,677,000	10,449,000

Total estimated attendance	15,813,000	15,557,000	36,827,000	35,546,000

Ancillary net revenue per attendee (2):
North America amphitheaters			$18.55	$18.03
International festivals			$15.71	$16.80
Ticketing (3)
Number of tickets sold (in thousands):
Concerts	19,421	18,302	54,832	53,090
Sports	6,709	6,427	23,249	20,765
Arts and theater	4,493	5,374	13,683	14,938
Family	3,676	3,008	11,277	9,771
Other (4)	1,771	1,784	5,221	4,388

	36,070	34,895	108,262	102,952

Gross value of tickets sold (in thousands)	$2,092,102	$2,004,099	$6,503,452	$6,154,589
Number of customers in database (2)(rounded)			116,391,000	107,298,000
Sponsorship & Advertising
Sponsorship revenue (in thousands)	$81,511	$72,679	$155,479	$147,102
Online advertising revenue (in thousands)	$14,294	$13,709	$37,732	$35,351

(1)	Events generally represent a single performance by an artist. Attendance generally represents the number of fans who were present at an event. Festivals are counted as one event in the quarter in which the festival begins but attendance is split over the days of the festival and can be split between quarters. Events and attendance metrics are estimated each quarter.
(2)	Amounts are reported as of the latest period shown.
(3)	The number and gross value of tickets sold includes primary tickets only and excludes tickets sold for the 2012 Olympics. These metrics include tickets sold during the period regardless of event timing except for our promoted concerts in our owned and/or operated venues and in certain European territories where these tickets are recognized as the concerts occur.
(4)	Other category includes tickets for comedy shows, facility tours, donations, lectures, seminars and cinema.
.

Revenue

Our revenue increased $173.1 million, or 10%, during the three months ended September 30, 2012 as compared to the same period of the prior year. The overall increase in revenue was primarily due to increases in our Concerts, Ticketing, Artist Nation and Sponsorship & Advertising segments of $149.6 million, $12.5 million, $6.5 million and $9.4 million, respectively. Excluding the decrease of approximately $50.5 million related to the impact of changes in foreign exchange rates, revenue increased $223.6 million, or 12%.

Our revenue increased $183.5 million, or 4%, during the nine months ended September 30, 2012 as compared to the same period of the prior year. The overall increase in revenue was primarily due to increases in our Concerts, Ticketing and Sponsorship & Advertising segments of $142.8 million, $34.8 million and $10.8 million, respectively. Excluding the decrease of approximately $101.6 million related to the impact of changes in foreign exchange rates, revenue increased $285.1 million, or 7%.

More detailed explanations of these changes are included in the applicable segment discussions below.

Direct operating expenses

Our direct operating expenses increased $171.1 million, or 13%, during the three months ended September 30, 2012 as compared to the same period of the prior year. The overall increase in direct operating expenses was primarily due to an increase in our Concerts segment of $169.6 million. Excluding the decrease of approximately $41.4 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $212.5 million, or 17%.

Our direct operating expenses increased $131.4 million, or 4%, during the nine months ended September 30, 2012 as compared to the same period of the prior year. The overall increase in direct operating expenses was primarily due to increases in our Concerts and Ticketing segments of $121.4 million and $15.2 million, respectively. Excluding the decrease of approximately $78.5 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $209.9 million, or 7%.

Direct operating expenses include artist fees, ticketing client royalties, show-related marketing and advertising expenses along with other costs.

More detailed explanations of these changes are included in the applicable segment discussions below.

Selling, general and administrative expenses

Our selling, general and administrative expenses increased $1.4 million during the three months ended September 30, 2012 as compared to the same period of the prior year. The overall increase in selling, general and administrative expenses was primarily due to an increase in our Concerts segment of $14.7 million partially offset by a decrease of $16.9 million in our Ticketing segment. Excluding the decrease of approximately $5.9 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $7.3 million, or 3%.

Our selling, general and administrative expenses increased $10.7 million, or 1%, during the nine months ended September 30, 2012 as compared to the same period of the prior year. The overall increase in selling, general and administrative expenses was primarily due to increases in our Concerts and Ticketing segments of $22.8 million and $7.7 million, respectively. These increases were partially offset by a decrease of $21.9 million in our Artist Nation segment. Excluding the decrease of approximately $15.4 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $26.1 million, or 3%.

More detailed explanations of these changes are included in the applicable segment discussions below.

Depreciation and amortization

Depreciation and amortization increased $1.3 million, or 2%, during the three months ended September 30, 2012 as compared to the same period of the prior year. Excluding the decrease of approximately $1.0 million related to the impact of changes in foreign exchange rates, depreciation and amortization increased $2.3 million, or 3%.

Depreciation and amortization increased $20.9 million, or 9%, during the nine months ended September 30, 2012 as compared to the same period of the prior year. The overall increase in depreciation and amortization was primarily due to increases in our Concerts and Ticketing segments of $12.2 million and $9.9 million, respectively. Excluding the decrease of approximately $2.6 million related to the impact of changes in foreign exchange rates, depreciation and amortization increased $23.5 million, or 10%.

More detailed explanations of these changes are included in the applicable segment discussions below.

Corporate expenses

Corporate expenses increased $3.5 million, or 13%, and $8.5 million, or 12%, during the three and nine months ended September 30, 2012, respectively, as compared to the same periods of the prior year primarily due to higher legal and noncash compensation expenses.

Acquisition transaction expenses

Acquisition transaction expenses for the three months ended September 30, 2012 were $1.9 million consisting primarily of costs associated with current year acquisitions. Acquisition transaction expenses for the nine months ended September 30, 2012 were $1.3 million consisting primarily of costs associated with current year acquisitions, ongoing litigation costs relating to the Merger and changes in the fair value of acquisition-related contingent consideration.

Acquisition transaction expenses for the three and nine months ended September 30, 2011 were $5.5 million and $7.9 million, respectively, consisting primarily of litigation costs relating to the Merger and changes in the fair value of acquisition-related contingent consideration.

Interest expense

Interest expense increased $5.1 million, or 17%, and $4.3 million, or 5%, during the three and nine months ended September 30, 2012, respectively, as compared to the same periods of the prior year primarily due to additional term loan B borrowing under our senior secured credit facility and the impact of the costs related to the issuance of the 7% senior notes and redemption of the 10.75% senior notes.

Our debt balances and weighted-average cost of debt, excluding unamortized debt discounts and premiums, were $1.786 billion and 5.3%, respectively, at September 30, 2012 and $1.745 billion and 6.0%, respectively, at September 30, 2011.

Equity in earnings of nonconsolidated affiliates

Equity in earnings of nonconsolidated affiliates increased $3.3 million during the nine months ended September 30, 2012 as compared to the same period of the prior year primarily due to higher earnings from several artist management companies.

Other (income) expense, net

Other (income) expense, net was $(7.4) million and $(3.8) million for the three and nine months ended September 30, 2012, respectively, and includes the impact of changes in foreign exchange rates of $(5.9) million and $(2.9) million, respectively.

Other (income) expense, net was $6.4 million and $7.2 million for the three and nine months ended September 30, 2011, respectively, and includes the impact of changes in foreign exchange rates of $5.8 million and $6.9 million, respectively.

Income taxes

We calculate interim effective tax rates in accordance with the FASB guidance for income taxes and apply the estimated annual effective tax rate to year-to-date pretax income (loss) at the end of each interim period to compute a year-to-date tax expense (or benefit). This guidance requires departure from the effective tax rate computations when losses incurred within tax jurisdictions cannot be carried back and future profits associated with operations in those tax jurisdictions cannot be assured beyond any reasonable doubt. Accordingly, we have calculated an expected annual effective tax rate of approximately 19% for 2012 (as compared to 19% in the prior year), excluding significant, unusual or extraordinary items, for ordinary income associated with operations for which we currently expect to have annual taxable income, which are principally outside of the United States. The effective tax rate has been applied to year-to-date earnings for those operations for which we currently expect to have taxable income. We have not recorded tax benefits associated with losses from operations for which future taxable income cannot be reasonably assured. As required by this guidance, we also include tax effects of significant, unusual or extraordinary items in income tax expense in the interim period in which they occur.

Net income tax expense is $21.5 million for the nine months ended September 30, 2012. The components of tax expense that contributed to the net tax expense for the nine months ended September 30, 2012, primarily consists of income tax expense of $16.5 million based on the expected annual rate pertaining to ordinary income for the nine months, state and local taxes of $3.2 million, the establishment of valuation allowances of $0.8 million on deferred tax assets and an increase for discrete unrecognized tax benefits of $1.7 million partially offset by discrete deferred tax benefits of $1.1 million related to a decrease in the United Kingdom tax rate.

Concerts Results of Operations

Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2012	2011		2012	2011
	(in thousands)			(in thousands)
Revenue	$1,429,912	$1,280,297	12%	$2,954,635	$2,811,796	5%
Direct operating expenses	1,235,786	1,066,140	16%	2,475,222	2,353,774	5%
Selling, general and administrative expenses	146,528	131,805	11%	423,213	400,421	6%
Depreciation and amortization	27,508	33,103	(17)%	100,004	87,818	14%
Loss (gain) on sale of operating assets	(8)	13	*	(477)	(677)	*
Acquisition transaction expenses	1,032	826	*	(373)	(5,289)	*

Operating income (loss)	$19,066	$48,410	(61)%	$(42,954)	$(24,251)	77%

Operating margin	1.3%	3.8%		(1.5)%	(0.9)%
Adjusted operating income **	$49,133	$83,684	(41)%	$60,390	$62,196	(3)%

*	Percentages are not meaningful.
**	Adjusted operating income (loss) is defined and reconciled to operating income (loss) below.

Three Months

Concerts revenue increased $149.6 million, or 12%, during the three months ended September 30, 2012 as compared to the same period of the prior year. Excluding the decrease of $41.8 million related to the impact of changes in foreign exchange rates, revenue increased $191.4 million, or 15%, partially due to incremental revenue of $61.5 million resulting from acquisitions, primarily from the April 2012 acquisition of Coppel, the May 2012 acquisition of Cream and the July 2012 acquisition of DPS. In addition, revenue increased due to current activity from global tours, more events and higher per show attendance in stadiums and North America owned and/or operated amphitheaters and increased festival activity. Partially offsetting these increases was a reduction in revenue due to fewer arena shows.

Concerts direct operating expenses increased $169.6 million, or 16%, during the three months ended September 30, 2012 as compared to the same period of the prior year. Excluding the decrease of $38.3 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $207.9 million, or 20%, partially due to incremental direct operating expenses of $57.3 million resulting from acquisitions, primarily from those noted above. In addition, we incurred higher expenses associated with the increase in events, the introduction of new festivals incurring additional start-up costs and higher global touring costs in the quarter relative to revenue due to the structures and routing of these tours. These increases were partially offset by a decrease in expenses associated with the reduction in arena shows discussed above.

Concerts selling, general and administrative expenses increased $14.7 million, or 11%, during the three months ended September 30, 2012 as compared to the same period of the prior year. Excluding the decrease of $3.7 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased by $18.4 million, or 14%, primarily due to increases in compensation-related costs, increased marketing costs to expand our event marketing and additional rent associated with a new venue in Amsterdam along with incremental selling, general and administrative expenses of $2.0 million resulting primarily from the acquisitions noted above.

Concerts depreciation and amortization expense decreased $5.6 million, or 17%, during the three months ended September 30, 2012 as compared to the same period of the prior year. Excluding the decrease of $0.5 million related to the impact of changes in foreign exchange rates, depreciation and amortization expense decreased $5.1 million, or 15%, primarily due to a reduction in depreciation resulting from an impairment charge recorded in the third quarter of 2011 related to an amphitheater partially offset by increased amortization resulting from the addition of definite-lived intangible assets associated with recent acquisitions.

The decreased operating income for Concerts for the three months ended September 30, 2012 was primarily driven by the timing of global tours and related results based on the structures and routing of these tours, the timing and results of international festivals and new festival start-up costs globally.

Nine Months

Concerts revenue increased $142.8 million, or 5%, during the nine months ended September 30, 2012 as compared to the same period of the prior year. Excluding the decrease of $80.9 million related to the impact of changes in foreign exchange rates, revenue increased $223.7 million, or 8%, partially due to incremental revenue of $73.2 million resulting from acquisitions, primarily from the acquisitions of Coppel, Cream and DPS. In addition, revenue increased due to more events and higher per show attendance in North America owned and/or operated amphitheaters, theaters and clubs and third-party stadiums along with increased festival activity resulting from new events and higher attendance. These increases were partially offset by a reduction in arena shows and global touring activity due to the timing, size and location of tours compared to the prior year.

Concerts direct operating expenses increased $121.4 million, or 5%, during the nine months ended September 30, 2012 as compared to the same period of the prior year. Excluding the decrease of $70.9 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $192.3 million, or 8%, partially due to incremental direct operating expenses of $67.3 million resulting primarily from the acquisitions noted above. We also had higher expenses associated with the increased number of events and festival activity noted above. These increases were partially offset by the timing and size of global touring activity and fewer arena shows.

Concerts selling, general and administrative expenses increased $22.8 million, or 6%, during the nine months ended September 30, 2012 as compared to the same period of the prior year. Excluding the decrease of $9.4 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased by $32.2 million, or 8%, primarily due to increases in compensation-related costs, increased marketing costs to expand our event marketing and rent on a new venue along with incremental expenses of $3.5 million resulting primarily from the acquisitions noted above.

Concerts depreciation and amortization expense increased $12.2 million, or 14%, during the nine months ended September 30, 2012 as compared to the same period of the prior year. Excluding the decrease of $1.2 million related to the impact of changes in foreign exchange rates, depreciation and amortization expense increased $13.4 million, or 15%, primarily due to increased amortization resulting from $13.8 million of impairment charges recorded in the second quarter of 2012 related to revenue-generating and client/vendor relationship intangibles and additional definite-lived intangible amortization associated with recent acquisitions. These increases were partially offset by a reduction in depreciation expense resulting from a 2011 impairment charge related to an amphitheater that was no longer in operation.

Concerts acquisition transaction expenses increased $4.9 million during the nine months ended September 30, 2012 as compared to the same period of the prior year primarily due to less reductions in the fair value of acquisition-related contingent consideration in 2012.

The increased operating loss for Concerts for the nine months ended September 30, 2012 was primarily driven by the timing of global tours and related results based on the structures and routing of these tours, timing and results of international festivals and higher selling, general and administrative expenses and amortization expense, partially offset by the improved results of our owned and/or operated amphitheaters.

Ticketing Results of Operations

Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2012	2011		2012	2011
	(in thousands)			(in thousands)
Revenue	$345,980	$333,482	4%	$1,001,463	$966,687	4%
Direct operating expenses	161,566	159,630	1%	467,808	452,584	3%
Selling, general and administrative expenses	104,098	120,947	(14)%	312,099	304,393	3%
Depreciation and amortization	43,315	38,954	11%	121,284	111,359	9%
Loss (gain) on sale of operating assets	10	(2)	*	(145)	(88)	*
Acquisition transaction expenses	381	216	*	46	1,167	*

Operating income	$36,610	$13,737	*	$100,371	$97,272	3%

Operating margin	10.6%	4.1%		10.0%	10.1%

Adjusted operating income **	$82,081	$54,269	51%	$226,017	$213,603	6%

*	Percentages are not meaningful.
**	Adjusted operating income (loss) is defined and reconciled to operating income (loss) below.

Three Months

Ticketing revenue increased $12.5 million, or 4%, during the three months ended September 30, 2012 as compared to the same period of the prior year. Excluding the decrease of $5.6 million related to the impact of changes in foreign exchange rates, revenue increased $18.1 million, or 5%, primarily due to increased ticket sales, higher ticket fees associated with the 2012 Olympics and Paralympics and higher domestic resale volume.

Ticketing direct operating expenses increased $1.9 million, or 1%, during the three months ended September 30, 2012 as compared to the same period of the prior year. Excluding the decrease of $2.5 million related to the impact of changes in foreign exchange rates, revenue increased $4.4 million, or 3%, primarily due to higher costs related to the increase in ticket sales discussed above.

Ticketing selling, general and administrative expenses decreased $16.9 million, or 14%, during the three months ended September 30, 2012 as compared to the same period of the prior year. Excluding the decrease of $2.0 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses decreased $14.9 million, or 12%, primarily due to an accrual in the third quarter of 2011 related to a legal settlement.

Ticketing depreciation and amortization increased $4.4 million, or 11%, during the three months ended September 30, 2012 as compared to the same period of the prior year. Excluding the decrease of $0.5 million related to the impact of changes in foreign exchange rates, depreciation and amortization increased $4.9 million, or 12%, primarily due to increased amortization of non-recoupable contract advances and higher depreciation from our investment in our technology platform.

The increase in Ticketing operating income for the three months ended September 30, 2012 was primarily due to the increase in ticket sales, higher fees related to the Olympics and reduced litigation expenses partially offset by higher depreciation and amortization expenses as noted above.

Nine Months

Ticketing revenue increased $34.8 million, or 4%, during the nine months ended September 30, 2012 as compared to the same period of the prior year. Excluding the decrease of $15.2 million related to the impact of changes in foreign exchange rates, revenue increased $50.0 million, or 5%, partially due to incremental revenue of $8.5 million resulting from the acquisitions of TGLP in January 2011 and Serviticket in April 2011. Revenue also increased due to higher ticket sales for concerts and sporting events and higher resale volume.

Ticketing direct operating expenses increased $15.2 million, or 3%, during the nine months ended September 30, 2012 as compared to the same period of the prior year. Excluding the decrease of $6.5 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $21.7 million, or 5%, primarily due to additional costs associated with the increase in ticket sales noted above and incremental direct operating expenses of $3.8 million resulting from the acquisitions noted above.

Ticketing selling, general and administrative expenses increased $7.7 million, or 3%, during the nine months ended September 30, 2012 as compared to the same period of the prior year. Excluding the decrease of $5.7 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $13.4 million, or 4%, primarily due to increased headcount and other expenses associated with the investment in our technology platform and costs associated with the preparation for the 2012 Olympics. We also incurred incremental expenses of $6.0 million resulting from the acquisitions noted above along with BigChampagne in December 2011. These increases were partially offset by an accrual in the third quarter of 2011 related to a legal settlement.

Ticketing depreciation and amortization increased $9.9 million, or 9%, during the nine months ended September 30, 2012 as compared to the same period of the prior year. Excluding the decrease of $1.3 million related to the impact of changes in foreign exchange rates, depreciation and amortization increased $11.2 million, or 10%, primarily due to increased amortization related to non-recoupable contract advances and higher depreciation from our investment in our technology platform.

The increase in operating income for Ticketing for the nine months ended September 30, 2012 was primarily due to improved primary ticket sales and resale volume partially offset by costs related to our investment to enhance our ticketing platform and the increased depreciation and amortization noted above.

Artist Nation Results of Operations

Our Artist Nation segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2012	2011		2012	2011
	(in thousands)			(in thousands)
Revenue	$127,924	$121,375	5%	$298,570	$293,941	2%
Direct operating expenses	85,097	80,994	5%	199,106	197,261	1%
Selling, general and administrative expenses	22,146	20,551	8%	67,540	89,466	(25)%
Depreciation and amortization	13,203	10,693	23%	36,271	37,305	(3)%
Loss on sale of operating assets	-	15	*	-	1,256	*
Acquisition transaction expenses	-	276	*	401	(1,906)	*

Operating income (loss)	$7,478	$8,846	(15)%	$(4,748)	$(29,441)	(84)%

Operating margin	5.8%	7.3%		(1.6)%	(10.0)%

Adjusted operating income **	$21,034	$19,964	5%	$32,957	$34,990	(6)%

*	Percentages are not meaningful.
**	Adjusted operating income (loss) is defined and reconciled to operating income (loss) below.

Three Months

Artist Nation revenue increased $6.5 million, or 5%, during the three months ended September 30, 2012 as compared to the same period of the prior year. Excluding the decrease of $0.3 million related to the impact of changes in foreign exchange rates, revenue increased $6.8 million, or 6%, primarily due to increased sales of VIP ticket packages and incremental revenue of $1.8 million resulting from acquisitions, primarily from the acquisition of T-Shirt Printers in October 2011. These increases were partially offset by decreased management commissions driven by the timing of tours along with reduced retail merchandise sales.

Artist Nation direct operating expenses increased $4.1 million, or 5%, during the three months ended September 30, 2012 as compared to the same period of the prior year. Excluding the decrease of $0.2 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $4.3 million, or 5%, primarily due to increased costs for VIP ticket packages partially offset by a decline in retail merchandise sales.

The operating income for Artist Nation for the three months ended September 30, 2012 remained relatively flat as compared to the same period of the prior year.

Nine Months

Artist Nation revenue increased $4.6 million, or 2%, during the nine months ended September 30, 2012 as compared to the same period of the prior year. Excluding the decrease of $0.6 million related to the impact of changes in foreign exchange rates, revenue increased $5.2 million, or 2%, primarily due to incremental revenue of $9.3 million resulting primarily from the acquisition of T-Shirt Printers in October 2011. Revenue also increased due to higher VIP ticket packages sales partially offset by a decline in tour merchandise due to the timing of tours.

Artist Nation direct operating expenses increased $1.8 million, or 1%, during the nine months ended September 30, 2012 as compared to the same period of the prior year. Excluding the decrease of $0.6 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $2.4 million, or 1%, primarily due to increased cost for VIP ticket packages and incremental direct operating expenses of $7.7 million resulting from acquisitions as noted above. These increases were partially offset by a decline in tour merchandise sales due to the timing of artists tours.

Artist Nation selling, general and administrative expenses decreased $21.9 million, or 25%, during the nine months ended September 30, 2012 as compared to the same period of the prior year primarily due to $24.4 million of stock-based compensation expense recorded in the first quarter of 2011 related to the acquisition of the remaining interests in Front Line.

Artist Nation depreciation and amortization decreased $1.0 million, or 3%, during the nine months ended September 30, 2012 as compared to the same period of the prior year primarily due to changes in the estimated useful lives of certain intangibles.

The decreased operating loss for Artist Nation for the nine months ended September 30, 2012 was primarily due to lower stock-based compensation expenses driven by the prior year costs related to the acquisition of the remaining interests in Front Line in the first quarter of 2011.

Sponsorship & Advertising Results of Operations

Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2012	2011		2012	2011
	(in thousands)			(in thousands)
Revenue	$95,805	$86,388	11%	$193,211	$182,453	6%
Direct operating expenses	11,102	12,528	(11)%	27,160	28,528	(5)%
Selling, general and administrative expenses	10,760	8,036	34%	28,741	25,763	12%
Depreciation and amortization	320	88	*	341	276	24%

Operating income	$73,623	$65,736	12%	$136,969	$127,886	7%

Operating margin	76.8%	76.1%		70.9%	70.1%

Adjusted operating income **	$74,140	$66,032	12%	$137,776	$128,636	7%

*	Percentages are not meaningful.
**	Adjusted operating income (loss) is defined and reconciled to operating income (loss) below.

Three Months

Sponsorship & Advertising revenue increased $9.4 million, or 11%, during the three months ended September 30, 2012 as compared to the same period of the prior year. Excluding the decrease of $2.9 million related to the impact of changes in foreign exchange rates, revenue increased $12.3 million, or 14%, primarily due to increased sponsorships for festivals overall along with changes in the timing of certain festivals.

Sponsorship & Advertising direct operating expenses decreased $1.4 million, or 11%, during the three months ended September 30, 2012 as compared to the same period of the prior year. Excluding the decrease of $0.3 million related to the impact of changes in foreign exchange rates, direct operating expense decreased $1.1 million, or 9%, due to lower costs incurred in connection with fulfilling certain sponsorships.

Sponsorship & Advertising selling, general and administrative expenses increased $2.7 million, or 34%, during the three months ended September 30, 2012 as compared to the same period of the prior year. Excluding the decrease of $0.1 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $2.8 million, or 35%, primarily due to increased headcount and compensation-related costs.

The increased operating income for the three months ended September 30, 2012 was primarily due to the increase in sponsorships related to festivals and lower costs associated with certain sponsorships partially offset by increased selling, general and administrative expenses.

Nine Months

Sponsorship & Advertising revenue increased $10.8 million, or 6%, during the nine months ended September 30, 2012 as compared to the same period of the prior year. Excluding the decrease of $4.9 million related to the impact of changes in foreign exchange rates, revenue increased $15.7 million, or 9%, resulting primarily from an increase in North American sponsorships, online advertising growth and sponsorships associated with festivals.

Sponsorship & Advertising selling, general and administrative expenses increased $3.0 million, or 12%, during the nine months ended September 30, 2012 as compared to the same period of the prior year. Excluding the decrease of $0.2 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $3.2 million, or 12%, primarily due to increased headcount and compensation-related costs.

The increased operating income for the nine months ended September 30, 2012 was primarily due to higher North American sponsorships, increased festival sponsorships and online advertising growth partially offset by increased selling, general and administrative expenses.

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

The following table sets forth the computation of adjusted operating income (loss):

	Adjusted operating income (loss)	Non-cash and stock- based compensation expense	Loss (gain) on sale of operating assets	Depreciation and amortization	Acquisition expenses	Operating income (loss)
			(in thousands)
Three Months Ended September 30, 2012
Concerts	$49,133	$1,535	$(8)	$27,508	$1,032	$19,066
Ticketing	82,081	1,686	10	43,315	460	36,610
Artist Nation	21,034	353	-	13,203	-	7,478
Sponsorship & Advertising	74,140	197	-	320	-	73,623
Other and Eliminations	(661)	-	(62)	(451)	-	(148)
Corporate	(23,334)	5,906	-	789	2,085	(32,114)

Total	$202,393	$9,677	$(60)	$84,684	$3,577	$104,515

Three Months Ended September 30, 2011
Concerts	$83,684	$1,332	$13	$33,103	$826	$48,410
Ticketing	54,269	1,369	(2)	38,954	211	13,737
Artist Nation	19,964	134	15	10,693	276	8,846
Sponsorship & Advertising	66,032	210	-	88	(2)	65,736
Other and Eliminations	(545)	-	204	(188)	-	(561)
Corporate	(19,791)	5,153	1	691	5,723	(31,359)

Total	$203,613	$8,198	$231	$83,341	$7,034	$104,809

Nine Months Ended September 30, 2012
Concerts	$60,390	$4,190	$(477)	$100,004	$(373)	$(42,954)
Ticketing	226,017	4,725	(145)	121,284	(218)	100,371
Artist Nation	32,957	1,033	-	36,271	401	(4,748)
Sponsorship & Advertising	137,776	466	-	341	-	136,969
Other and Eliminations	(1,100)	-	367	(1,471)	-	4
Corporate	(59,487)	17,181	-	2,227	6,067	(84,962)

Total	$396,553	$27,595	$(255)	$258,656	$5,877	$104,680

Nine Months Ended September 30, 2011
Concerts	$62,196	$4,321	$(677)	$87,818	$(5,015)	$(24,251)
Ticketing	213,603	4,042	(88)	111,359	1,018	97,272
Artist Nation	34,990	27,776	1,256	37,305	(1,906)	(29,441)
Sponsorship & Advertising	128,636	477	-	276	(3)	127,886
Other and Eliminations	(404)	-	374	(566)	-	(212)
Corporate	(51,810)	14,539	1	1,557	18,326	(86,233)

Total	$387,211	$51,155	$866	$237,749	$12,420	$85,021

Liquidity and Capital Resources

Our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, are funded from operations or from borrowings under our senior secured credit facility described below. Our cash is centrally managed on a worldwide basis. Our primary short-term liquidity needs are to fund general working capital requirements, capital expenditures and debt service requirements while our long-term liquidity needs are primarily related to acquisitions and debt repayment. Our primary sources of funds for our short-term liquidity needs will be cash flows from operations and borrowings under our senior secured credit facility, while our long-term sources of funds will be from cash flows from operations, long-term bank borrowings and other debt or equity financings.

Our balance sheet reflects cash and cash equivalents of $783.7 million at September 30, 2012, and $844.3 million at December 31, 2011. Included in the September 30, 2012 and December 31, 2011 cash and cash equivalents balance is $394.3 million and $373.9 million, respectively, of funds representing amounts equal to the face value of tickets sold on behalf of clients and the clients’ share of convenience and order processing charges, or client funds. We do not utilize client funds for our own financing or investing activities as the amounts are payable to clients. Our foreign subsidiaries hold approximately $275.5 million in cash and cash equivalents, excluding client cash. We do not intend to repatriate these funds, but would need to accrue and pay United States federal and state income taxes on any future repatriations, net of applicable foreign tax credits. We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is ninety days or less, we present the borrowings and subsequent repayments on a net basis on the statement of cash flows to better represent our financing activities. Our balance sheet reflects current and long-term debt of $1.746 billion at September 30, 2012 and $1.705 billion at December 31, 2011. Our weighted-average cost of debt, excluding the debt discounts on our term loan and convertible notes, was 5.3% at September 30, 2012.

Our cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash in our operating accounts and invested cash. Cash held in interest-bearing operating accounts in many cases exceeds the Federal Deposit Insurance Corporation insurance limits. The invested cash is in interest-bearing funds consisting primarily of bank deposits and money market funds. While we monitor cash and cash equivalent balances in our operating accounts on a regular basis and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail. To date, we have experienced no loss or lack of access to our cash and cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Our intra-year cash fluctuations are impacted by the seasonality of our various businesses. Examples of seasonal effects include our Concerts and Artist Nation segments, which report the majority of their revenue in the second and third quarters. Cash inflows and outflows depend on the timing of event-related payments but the majority of the inflows generally occur prior to the event. See “—Seasonality” below. We believe that we have sufficient financial flexibility to fund these fluctuations and to access the global capital markets on satisfactory terms and in adequate amounts, although there can be no assurance that this will be the case, and capital could be less accessible and/or more costly given current economic conditions. We expect cash flows from operations and borrowings under our senior secured credit facility, along with other financing alternatives, to satisfy working capital requirements, capital expenditures and debt service requirements for at least the succeeding year.

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

Sources of Cash

May 2010 Senior Secured Credit Facility

In August 2012, we exercised a right, under the terms of our senior secured credit facility, to increase the term loan B borrowings by $100 million and entered into an Incremental Term Loan Joinder Agreement.

At September 30, 2012, our senior secured credit facility consists of (i) a $100 million term loan A with a maturity of five and one-half years, (ii) a $900 million term loan B with a maturity of six and one-half years and (iii) a $300 million revolving credit facility with a maturity of five years. In addition, subject to certain conditions, we have the right to increase such term loan facilities by up to $200 million in the aggregate. The five-year revolving credit facility provides for borrowings up to the amount of the facility with sublimits of up to (i) $150 million to be available for the issuance of letters of credit, (ii) $50 million to be available for swingline loans and (iii) $100 million to be available for borrowings in foreign currencies. The senior secured credit facility is secured by a first priority lien on substantially all of our domestic wholly-owned subsidiaries and on 65% of the capital stock of our wholly-owned foreign subsidiaries.

The interest rates per annum applicable to loans under the senior secured credit facility are, at our option, equal to either LIBOR plus 3.25% or a base rate plus 2.25%, subject to stepdowns based on our leverage ratio. The interest rate for the term loan B is subject to a LIBOR floor of 1.5% and a base rate floor of 2.5%. We are required to pay a commitment fee of 0.5% per year on the undrawn portion available under the revolving credit facility and variable fees on outstanding letters of credit

For the term loan A, we are required to make quarterly payments ranging from $1.25 million to $10 million with the balance due at maturity in November 2015. For the term loan B, we are required to make quarterly payments of $2.25 million with the balance due at maturity in November 2016. We are also required to make mandatory prepayments of the loans under the credit agreement, subject to specified exceptions, from excess cash flow, and with the proceeds of asset sales, debt issuances and specified other events.

During the nine months ended September 30, 2012, we made principal payments totaling $13.7 million on these term loans. At September 30, 2012, the outstanding balances on the term loans, net of discount were $943.8 million. There were no borrowings under the revolving credit facility as of September 30, 2012. Based on our letters of credit of $53.9 million, $246.1 million was available for future borrowings.

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

7% Senior Notes

In August 2012, we issued $225 million of 7% senior notes due 2020. Interest on the notes is payable semi-annually in cash in arrears on March 1 and September 1 of each year, beginning on March 1, 2013, and the notes will mature on September 1, 2020. We may redeem some or all of the notes at any time prior to September 1, 2016 at a price equal to 100% of the aggregate principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium using a discount rate equal to the Treasury Rate plus 50 basis points. We may also redeem up to 35% of the notes from the proceeds of certain equity offerings prior to September 1, 2015, at a price equal to 107% of the principal amount, plus any accrued and unpaid interest. In addition, on or after September 1, 2016, we may redeem at our option some or all of the notes at redemption prices that start at 103.5% of their principal amount, plus any accrued and unpaid interest to the date of redemption. We must make an offer to redeem the notes at 101% of the aggregate principal amount, plus accrued and unpaid interest to the repurchase date, if we experience certain defined changes of control.

Borrowings under the 7% senior notes, along with the $100 million incremental term loan B, were primarily used to repay borrowings under the 10.75% senior notes, pay related fees and expenses and for general corporate purposes.

Debt Covenants

Our senior secured credit facility contains a number of covenants and restrictions that, among other things, requires us to satisfy certain financial covenants and restricts our and our subsidiaries’ ability to incur additional debt, make certain investments and acquisitions, repurchase our stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets, merge or consolidate, and pay dividends and make distributions (with the exception of subsidiary dividends or distributions to the parent company or other subsidiaries on at least a pro-rata basis with any noncontrolling interest partners). Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the credit facility becoming immediately due and payable. The senior secured credit facility agreement has two covenants measured quarterly that relate to total leverage and interest coverage. The consolidated total leverage covenant requires us to maintain a ratio of consolidated total debt to consolidated EBITDA (both as defined in the credit agreement or amendment thereto) of 4.5x over the trailing four consecutive quarters through December 31, 2013. The total leverage ratio will reduce to 4.25x on March 31, 2014, 4.0x on March 31, 2015 and 3.75x on March 31, 2016. The consolidated interest coverage covenant requires us to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense (both as defined in the credit agreement or amendment thereto) of 3.0x over the trailing four consecutive quarters.

The indentures governing our 7% senior notes and our 8.125% senior notes contain covenants that limit, among other things, our ability and the ability of our restricted subsidiaries to incur certain additional indebtedness and issue preferred stock; make certain distributions, investments and other restricted payments; sell certain assets; agree to any restrictions on the ability of restricted subsidiaries to make payments to us; merge, consolidate or sell all of our assets; create certain liens; and engage in transactions with affiliates on terms that are not arm’s length. Certain covenants, including those pertaining to incurrence of indebtedness, restricted payments, asset sales, mergers and transactions with affiliates will be suspended during any period in which the notes are rated investment grade by both rating agencies and no default or event of default under the indentures has occurred and is continuing. The 7% senior notes and the 8.125% senior notes each contain two incurrence-based financial covenants, as defined, requiring a minimum fixed charge coverage ratio of 2.0 to 1.0 and a maximum secured indebtedness leverage ratio of 2.75 to 1.0.

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

As of September 30, 2012, we believe we were in compliance with all of our debt covenants. We expect to remain in compliance with all of our debt covenants throughout 2012.

Disposals of assets

During the nine months ended September 30, 2012, we received $7.8 million of proceeds primarily related to the sale of an amphitheater in Ohio. During the nine months ended September 30, 2011, we received $7.4 million of proceeds primarily related to the sale of an amphitheater in San Antonio and a payment received in the first quarter of 2011 relating to the 2010 sale of a music theater in Sweden. These proceeds are presented net of any cash included in the businesses sold.

Uses of Cash

Acquisitions

When we make acquisitions, the acquired entity may have cash on its balance sheet at the time of acquisition. All amounts discussed in this section are presented net of any cash acquired. During the nine months ended September 30, 2012, we used $71.3 million in cash primarily for acquisitions in our Concerts segment of Coppel in April 2012, Cream in May 2012 and HARD in June 2012. During the nine months ended September 30, 2011, we used $25.5 million in cash primarily for the January and April 2011 acquisitions in our Ticketing segment of TGLP and Serviticket, the March and May 2011 acquisitions in our Artist Nation segment of 50% interests in two artist management companies in the United Kingdom and the United States and the August 2011 acquisition in our Concerts segment of Full Circle Limited Live.

Purchases of Intangibles

During the nine months ended September 30, 2012, we used $14.6 million in cash primarily related to the acquisition of the rights to a festival in Europe. There were no significant intangible purchases during the nine months ended September 30, 2011.

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

Our capital expenditures, including accruals but excluding expenditures funded by outside parties such as landlords or replacements funded by insurance companies, consisted of the following:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Maintenance capital expenditures	$42,175	$41,643
Revenue generating capital expenditures	46,035	27,587

Total capital expenditures	$88,210	$69,230

Revenue generating capital expenditures during the first nine months of 2012 increased from the same period of the prior year primarily related to the re-platforming of our ticketing system and purchases of technology and venue-related equipment.

We currently expect capital expenditures to be approximately $125 million for the full year 2012.

Contractual Obligations and Commitments

During 2012, we have entered into new, or we have exercised options to extend existing, long-term operating leases for office space and venues. These new or extended non-cancelable lease agreements have added future minimum rental commitments of approximately $1.6 million for the remainder of 2012, $37.4 million in the aggregate for 2013 and 2014, $35.6 million in the aggregate for 2015 and 2016 and $222.7 million thereafter.

Cash Flows

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Cash provided by (used in):
Operating activities	$89,039	$(27,541)
Investing activities	$(167,804)	$(87,395)
Financing activities	$4,809	$(19,208)

Operating Activities

Cash provided by operations was $89.0 million for the nine months ended September 30, 2012, compared to cash used in operations of $27.5 million for the nine months ended September 30, 2011. The $116.6 million increase resulted primarily from net changes in the event-related operating accounts which are dependent on the timing of ticket sales along with the size and number of events for upcoming periods. During the first nine months of 2012, we sold more tickets for future events which increased deferred revenue and also paid less accrued event-related expenses partially offset by higher payments of prepaid event-related expenses for future events as compared to the same period in the prior year.

Investing Activities

Cash used in investing activities was $167.8 million for the nine months ended September 30, 2012, compared to $87.4 million for the nine months ended September 30, 2011. The $80.4 million increase was primarily due to higher payments for acquisitions along with purchases of property, plant and equipment and intangible assets as compared to the same period in the prior year. See “—Uses of Cash” above for further discussion.

Financing Activities

Cash provided by financing activities was $4.8 million for the nine months ended September 30, 2012, compared to cash used in financing activities of $19.2 million for the nine months ended September 30, 2011. The $24.0 million increase was primarily a result of cash used for purchases of non-controlling interests in 2011 for the remaining equity interests in Front Line and net proceeds received in 2012 from the issuance of the 7% senior notes and increased term loan B borrowings, after repayment of the 10.75% senior notes and related costs, along with additional financing to fund international operations as compared to a net pay down in 2011 on the term loans. These increases were partially offset by proceeds received in 2011 from the sale of common stock in connection with the subscription agreement with Liberty Media.

Seasonality

Our Concerts and Artist Nation segments typically experience higher operating income in the second and third quarters as our outdoor venues and international festivals are primarily used or occur during May through September, and our artist touring activity is higher. In addition, the timing of the on-sale of tickets and the tours of top-grossing acts can impact comparability of quarterly results year over year, although annual results may not be impacted. Our Ticketing segment sales are impacted by fluctuations in the availability of events for sale to the public, which vary depending upon scheduling by our clients.

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

Foreign Currency Risk

We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported operating income of $92.9 million for the nine months ended September 30, 2012. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the nine months ended September 30, 2012 by $9.3 million. As of September 30, 2012, our primary foreign exchange exposure included the Euro, British Pound and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities.

We primarily use forward currency contracts in addition to options to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. We also may enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At September 30, 2012, we had forward currency contracts and options outstanding with a notional amount of $70.6 million.

Interest Rate Risk

Our market risk is also affected by changes in interest rates. We had $1.746 billion of total debt, net of unamortized discounts and premiums, outstanding as of September 30, 2012. Of the total amount, taking into consideration existing interest rate hedges, we had $857.5 million of fixed-rate debt and $888.5 million of floating-rate debt.

Based on the amount of our floating-rate debt as of September 30, 2012, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $2.2 million when the floor rate is not applicable. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of September 30, 2012 with no subsequent change in rates for the remainder of the period.

        At September 30, 2012, we have one interest rate cap agreement that is designated as a cash flow hedge for accounting purposes. The interest rate cap had a notional amount of $80.0 million at September 30, 2012, to limit our cash flow exposure to an interest rate of 4% per annum. This agreement expires on June 30, 2013. The fair value of this agreement at September 30, 2012 was a de minimis asset. This agreement was put in place to reduce the variability of a portion of the cash flows from the interest payments related to the May 2010 senior secured credit facility. The terms of the May 2010 senior secured credit facility require one or more interest rate protection agreements, with an effect of fixing or limiting the interest costs, for at least 50% of the consolidated total funded debt at the closing date for at least three years. Upon the execution of this interest rate cap agreement, the existing interest rate protection agreements fully met this requirement.

At September 30, 2012, we have an interest rate swap agreement that is designated as a cash flow hedge for accounting purposes. The interest rate swap had a notional amount of $16.4 million at September 30, 2012 to effectively convert a portion of our floating-rate debt to a fixed-rate basis and expires in May 2015. The fair value of this agreement at September 30, 2012 was a liability $0.1 million. This agreement was put into place to reduce the variability of the cash flows from the interest payments related to certain financing.

Through our AMG subsidiary, we have two interest rate swap agreements with a $34.0 million aggregate notional amount that effectively convert a portion of our floating-rate debt to a fixed-rate basis. Both agreements expire in December 2015. Also, in connection with the financing of the redevelopment of the O2 Dublin, we have an interest rate swap agreement with a notional amount of $9.0 million that expires in December 2013 effectively converting a portion of our floating-rate debt to a fixed-rate basis. These interest rate swap agreements have not been designated as hedging instruments. Therefore, any change in fair value is recorded in earnings during the period of the change.

We currently have 2.875% convertible senior notes due 2027 with a principal amount of $220 million. Beginning with the period commencing on July 20, 2014 and ending on January 14, 2015, and for each of the interest periods commencing thereafter, we will pay contingent interest on the notes if the average trading price of the notes during the five consecutive trading days ending on the second trading day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the notes. The contingent interest payable per note will equal 0.25% per year of the average trading price of such note during the applicable five trading-day reference period, payable in arrears.

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is as follows:

Nine Months Ended September 30,		Year Ended December 31,
2012	2011	2011	2010	2009	2008
1.12	*	*	*	*	*

*	For the nine months ended September 30, 2011, fixed charges exceeded earnings before income taxes and fixed charges by $9.8 million. For the years ended December 31, 2011, 2010, 2009 and 2008, fixed charges exceeded earnings from continuing operations before income taxes and fixed charges by $104.4 million, $193.6 million, $116.5 million, and $358.6 million, respectively.

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

Recently Issued Pronouncements

In July 2012, the FASB issued guidance which gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired, and in some cases, bypass the two-step impairment test. This guidance is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption of the new guidance is permitted. We will adopt this guidance on October 1, 2012.

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

There have been no changes to our critical accounting policies during the nine months ended September 30, 2012.

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

Based on their evaluation as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In May 2010, we responded to CTS’s request for arbitration and filed counterclaims asserting that CTS breached the CTS Agreement by failing to provide ticketing platforms that met the standard required by the CTS Agreement for the North American and European markets. We are seeking relief primarily in the form of damages and a declaration that we validly terminated the CTS Agreement based on CTS’s material breaches. We deny that CTS is entitled to collect damages for royalties that would have been paid over the full 10-year term of the CTS Agreement or on Ticketmaster-controlled tickets. The matter has been assigned to an arbitrator, and hearings were conducted in the summer and fall of 2011. A decision from the arbitrator is currently expected by the end of 2012. While we do not believe that a loss is probable of occurring at this time, if the arbitrator rules against us on any or all claims, the amounts at stake could be substantial. Considerable uncertainty remains regarding the validity of the claims and damages asserted against us. As a result, we are currently unable to estimate the possible loss or range of loss for this matter. We intend to continue to vigorously defend the action.

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

In December 2010, the parties entered into a binding agreement providing for the settlement of the litigation and the resolution of all claims therein. In September 2011, the Court declined to approve the settlement in its then-current form. Litigation continued, and in September 2011, the Court granted in part and denied in part Ticketmaster’s Motion for Summary Judgment. The parties reached a new settlement in September 2011, which was approved preliminarily, but in September 2012 the Court declined to grant final approval. In doing so, the court identified potential modifications to the settlement, and the parties continue to discuss such potential modifications and the possibility of a revised settlement agreement. Ticketmaster and its parent, Live Nation, have not acknowledged any violations of law or liability in connection with the matter.

As of September 30, 2012, we have accrued $35.4 million, our best estimate of the probable costs associated with the settlement referred to above. This liability includes an estimated redemption rate. Any difference between our estimated redemption rate and the actual redemption rate it experiences will impact the final settlement amount; however, we do not expect this difference to be material.

Canadian Consumer Class Action Litigation Relating to TicketsNow

In February 2009, five putative consumer class action complaints were filed in various provinces of Canada against TicketsNow, Ticketmaster, Ticketmaster Canada Ltd. and Premium Inventory, Inc. All of the cases allege essentially the same set of facts and causes of action. Each plaintiff purports to represent a class consisting of all persons who purchased a ticket from Ticketmaster, Ticketmaster Canada Ltd. or TicketsNow from February 2007 to present and alleges that Ticketmaster conspired to divert a large number of tickets for resale through the TicketsNow website at prices higher than face value. The plaintiffs characterize these actions as being in violation of Ontario’s Ticket Speculation Act, the Amusement Act of Manitoba, the Amusement Act of Alberta or the Quebec Consumer Protection Act. The Ontario case contains the additional allegation that Ticketmaster’s and TicketsNow’s service fees violate anti-scalping laws. Each lawsuit seeks compensatory and punitive damages on behalf of the class.

In February 2012, the parties entered into a settlement agreement that will resolve all of the resale market claims. The court approval process for the settlement has been completed, with final approvals given in all provinces.

        As of September 30, 2012, we have accrued our best estimate of the probable costs associated with the resale market claims of this matter, the full amount of which was funded by an escrow established in connection with Ticketmaster’s 2008 acquisition of TicketsNow.

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

As of September 30, 2012, we have accrued $41.5 million for the specific cases discussed above as our best estimate of the probable costs of legal settlement, including $35.4 million for the Ticketing Fees Consumer Class Action litigation settlement.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

		Exhibit Description	Incorporated by Reference					Filed Here with
Exhibit No.			Form	File No.	Exhibit No.	Filing Date	Filed By
2.1		Agreement and Plan of Merger, dated February 10, 2009, between Ticketmaster Entertainment, Inc. and Live Nation, Inc.	8-K	001-326011	2.1	2/13/2009	Live Nation Entertainment, Inc.
10.1		Indenture, dated August 20, 2012, by and among Live Nation Entertainment, Inc., the Guarantors defined therein, and The Bank of New York Mellon Trust Company, N.A., as trustee.						X
10.2		Incremental Term Loan Joinder Agreement No. 1, dated August 20, 2012, by and among Live Nation Entertainment, Inc., JPMorgan Chase Bank, N.A., as administrative agent, each Incremental Term Loan Lender defined therein, and the relevant Credit Parities identified therein.						X
10.3		First Supplemental Indenture, entered into as of October 4, 2012, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I attached hereto, Live Nation Ushtours (USA), LLC, and The Bank of New York Mellon Trust Company, N.A., as trustee.						X
10.4		Sixth Supplemental Indenture, entered into as of October 4, 2012, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I attached hereto, Live Nation Ushtours (USA), LLC, and The Bank of New York Mellon Trust Company, N.A., as trustee.						X
31.1		Certification of Chief Executive Officer.						X
31.2		Certification of Chief Financial Officer.						X
32.1		Section 1350 Certification of Chief Executive Officer.						X
32.2		Section 1350 Certification of Chief Financial Officer.						X
101.INS	*	XBRL Instance Document						X
101.SCH	*	XBRL Taxonomy Schema Document						X
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document						X
101.DEF	*	XBRL Taxonomy Definition Linkbase Document						X
101.LAB	*	XBRL Taxonomy Label Linkbase Document						X
101.PRE	*	XBRL Taxonomy Presentation Linkbase						X

	Exhibit Description	Incorporated by Reference					Filed Here with
Exhibit No.		Form	File No.	Exhibit No.	Filing Date	Filed By
Document

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2012.

LIVE NATION ENTERTAINMENT, INC.

By:	/s/: Brian Capo
Brian Capo
Chief Accounting Officer

EXHIBIT INDEX

		Exhibit Description	Incorporated by Reference					Filed Here with
Exhibit No.			Form	File No.	Exhibit No.	Filing Date	Filed By
2.1		Agreement and Plan of Merger, dated February 10, 2009, between Ticketmaster Entertainment, Inc. and Live Nation, Inc.	8-K	001-32601	2.1	2/13/2009	Live Nation Entertainment, Inc.
10.1		Indenture, dated August 20, 2012, by and among Live Nation Entertainment, Inc., the Guarantors defined therein, and The Bank of New York Mellon Trust Company, N.A., as trustee.						X
10.2		Incremental Term Loan Joinder Agreement No. 1, dated August 20, 2012, by and among Live Nation Entertainment, Inc., JPMorgan Chase Bank, N.A., as administrative agent, Incremental Term Loan Lenders defined therein, and the relevant Credit Parities identified therein.						X
10.3		First Supplemental Indenture, entered into as of October 4, 2012, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I attached hereto, Live Nation Ushtours (USA), LLC, and The Bank of New York Mellon Trust Company, N.A., as trustee.						X
10.4		Sixth Supplemental Indenture, entered into as of October 4, 2012, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I attached hereto, Live Nation Ushtours (USA), LLC, and The Bank of New York Mellon Trust Company, N.A., as trustee.						X
31.1		Certification of Chief Executive Officer.						X
31.2		Certification of Chief Financial Officer.						X
32.1		Section 1350 Certification of Chief Executive Officer.						X
32.2		Section 1350 Certification of Chief Financial Officer.						X
101.INS	*	XBRL Instance Document						X
101.SCH	*	XBRL Taxonomy Schema Document						X
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document						X
101.DEF	*	XBRL Taxonomy Definition Linkbase Document						X
101.LAB	*	XBRL Taxonomy Label Linkbase						X

		Exhibit Description	Incorporated by Reference					Filed Here with
Exhibit No.			Form	File No.	Exhibit No.	Filing Date	Filed By
Document
101.PRE	*	XBRL Taxonomy Presentation Linkbase Document						X

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.