Form 10-K
period 2012-12-31
Live Nation Entertainment, Inc.
filed 2013-02-26
CIK 1335258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012,

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

On June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock beneficially held by non-affiliates of the registrant was approximately 1,201,000,000 (For purposes hereof, directors, executive officers and 10% or greater stockholders have been deemed affiliates).

On February 20, 2013, there were 190,742,017 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 2,694,733 shares of unvested restricted stock awards.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

LIVE NATION ENTERTAINMENT, INC.

LIVE NATION ENTERTAINMENT, INC.

GLOSSARY OF KEY TERMS

ADA	Americans with Disabilities Act of 1990
AEG	Anschutz Entertainment Group
AMG	Academy Music Holdings Limited Group
AOI	Adjusted operating income (loss)
Azoff Trust	The Azoff Family Trust of 1997, of which Irving Azoff is co-Trustee
BigChampagne	BigChampagne, LLC
Cablevision	Cablevision Systems Corporation
Clear Channel	Clear Channel Communications, Inc.
Company	Live Nation Entertainment, Inc. and subsidiaries
Coppel	Michael Coppel Ventures Pty Ltd
Cream	Cream Holdings Limited
CTS	CTS Eventim AG
DDA	United Kingdom’s Disability Discrimination Act 1995
DOJ	United States Department of Justice
FASB	Financial Accounting Standards Board
FCPA	Foreign Corrupt Practices Act
FLMG	FLMG Holdings Corp., a wholly-owned subsidiary of Live Nation
Front Line	Front Line Management Group, Inc.
FTC	Federal Trade Commission
Full Circle	Full Circle Limited Live
GAAP	United States Generally Accepted Accounting Principles
HARD	HARD Events LLC
IAC	IAC/InterActiveCorp
IRS	United States Internal Revenue Service
Liberty Media	Liberty Media Corporation
Live Nation	Live Nation Entertainment, Inc., formerly known as Live Nation, Inc., and subsidiaries
LN-Haymon	LN-Haymon Ventures, LLC
LN-HS Concerts	LN-HS Concerts, LLC
Merger	Merger between Live Nation, Inc. and Ticketmaster Entertainment, Inc. announced in February 2009 and consummated in January 2010
Merger Agreement	Agreement and Plan of Merger, dated February 10, 2009 and consummated on January 25, 2010, between Live Nation, Inc. and Ticketmaster Entertainment, Inc.
MSG	The Madison Square Garden Company
OCI	Other comprehensive income (loss)
Paciolan	Paciolan, Inc.
SEC	United States Securities and Exchange Commission
Separation	The contribution and transfer by Clear Channel of substantially all of its entertainment assets and liabilities to Live Nation
Serviticket	Serviticket, S.A.
Spincos	Collective referral to Ticketmaster and other companies spun off from IAC on August 20, 2008
TGLP	Ticketmaster Group Limited Partnership
Ticketmaster

For periods prior to May 6, 2010, Ticketmaster means Ticketmaster Entertainment LLC and its predecessor companies (including without limitation Ticketmaster Entertainment, Inc.); for periods on and after May 6, 2010, Ticketmaster means the Ticketmaster ticketing business of the Company

Ticketnet	Ticketnet S.A.
TicketsNow	TNow Entertainment Group, Inc.
T-Shirt Printers	T-Shirt Printers Pty Ltd
Vector	Vector Management LLC and Vector West LLC

PART I

“Live Nation” (which may be referred to as the “Company,” “we,” “us” or “our”) means Live Nation Entertainment, Inc. and its subsidiaries, or one of our segments or subsidiaries, as the context requires.

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

Our Company

We believe that we are the largest live entertainment company in the world, connecting more than 250 million fans across all of our platforms to over 180,000 events in approximately 47 countries in 2012.

We believe we are the largest producer of live music concerts in the world, based on total attendance at Live Nation events as compared to events of other promoters, connecting nearly 49 million fans to 22,000 events for over 2,300 artists in 2012. Globally, Live Nation owns, operates, has booking rights for and/or has an equity interest in 139 venues, including House of Blues ® music venues and prestigious locations such as The Fillmore in San Francisco, the Hollywood Palladium, the Ziggo Dome in Amsterdam and the O2 Dublin.

We believe we are the world’s leading live entertainment ticketing sales and marketing company, based on the number of tickets we sold. Ticketmaster provides ticket sales, ticket resale services, and marketing and distribution globally through www.ticketmaster.com and www.livenation.com, numerous retail outlets and worldwide call centers. Established in 1976, Ticketmaster serves clients worldwide across multiple event categories, providing ticketing services for leading arenas, stadiums, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters.

We believe we are one of the world’s leading artist management companies based on the number of artists represented. Front Line and its affiliates manage musical artists and acts primarily in the rock, classic rock, pop and country music genres. As of December 31, 2012, Front Line and its affiliates had approximately 230 artists on its rosters and over 70 managers providing services to these artists.

We believe our global network is the world’s largest music marketing network for corporate brands and includes one of the world’s top five ecommerce websites, based on comparison of gross sales of leading internet retailers. In 2012, we have over 119 million customers in our database based on visitors to www.livenation.com and www.ticketmaster.com and our other online properties.

Our principal executive offices are located at 9348 Civic Center Drive, Beverly Hills, California 90210 (telephone: 310-867-7000). Our principal website is www.livenation.com. Live Nation is listed on the New York Stock Exchange, trading under the symbol “LYV.”

Our Strategy

Our strategy is to leverage our leadership position in live entertainment and our relationships with fans, venues, artists and advertisers to sell more tickets and grow our revenue, earnings and cash flow. We pay artists, venues and teams to secure content and tickets; we invest in the technology to advance our ticketing, ecommerce and mobile platforms; and we are paid by sponsors and advertisers that aspire to connect their brands with our passionate fan base.

Our core businesses surrounding the promotion of live events include ticketing and ecommerce, sponsorship, and artist management. We believe our focus on growing these businesses will increase shareholder value as we continue to build all our revenue streams and achieve scale economies with our global platforms. We also continue to strengthen our core operations, further expanding into additional global markets and optimizing our cost structure. Our strategy is to grow and innovate through the initiatives listed below.

•

Expand our Platform to Sell more Tickets. We will build our fan base and sell more tickets by continuing to build our portfolio of global festivals, expanding our electronic dance music (EDM) festival and show base, selectively growing into additional top global music markets and further building our market share in established markets.

•

Drive Conversion of Ticket Sales through Social and Mobile Channels. We are focused on selling tickets through a wide set of sales channels, including social media and mobile, and leveraging our extensive database we have built through www.livenation.com and www.ticketmaster.com to better reach consumers. We are shifting marketing spend from traditional media outlets to social media and digital platforms to more effectively reach our fans and drive more ticket sales. We will continue to develop new tools for mobile devices in additional markets to make it easier for our fans to get information on live events and conveniently buy and sell tickets.

•

Grow Sponsorship and Advertising. Our goal is to continue to drive growth in this area and capture a larger share of the music sponsorship market. We will focus on expanding and developing new relationships with corporate sponsors to provide them with targeted strategic programs through our unique relationship with fans and artists, our distribution network of venues and our extensive ticketing operations and online presence. In addition, we have established one of the few ecommerce sites that has a substantial and growing online advertising platform. We will continue to look for new innovative products and offerings that give our sponsors and advertisers a unique ability to reach consumers through the power of live music.

•

Sell more Tickets and Drive Reductions in the Cost to Sell a Ticket. We will continue to invest in our ticketing platforms and related venue and fan products to strengthen the functionality of our system and drive additional ticket sales while also creating a more efficient system. We will also continue to deliver differentiated value to content owners and venues leveraging ticket buyer data to effectively price and market shows, increasing attendance and optimizing revenues.

•

Build Secondary Ticket Volume. We will grow the volume of secondary tickets sold in partnership with content owners to provide a trusted environment for fan ticket exchanges. We will deliver an integrated inventory product that will allow our fans to have a dependable, secure location to come to for all available tickets for an event which they can access both online and via their mobile devices.

Our Assets

We believe we have a unique portfolio of assets that is unmatched in the live entertainment industry.

•

Fans. During 2012, our events were attended by nearly 49 million live music fans. Our database of our fans and their interests provides us with the means to efficiently market our shows to these fans as well as offer them other music-related products and services. This fan database is an invaluable asset that we are able to use to provide unique services to our artists and corporate clients.

•

Artists. We have extensive relationships with artists ranging from those acts that are just beginning their careers to established superstars. In 2012, we promoted shows or tours for over 2,300 artists globally. In addition, through our artist management companies, we manage approximately 230 artists. We believe our artist relationships are a competitive advantage and will help us pursue our strategy to develop additional ancillary revenue streams around the ticket purchase, live event and the artists themselves.

•

Online Services and Ticketing. We own and operate various branded websites, both in the United States and abroad, which are customized to reflect services offered in each jurisdiction. Our primary online websites, www.livenation.com and www.ticketmaster.com, together with our other branded ticketing websites, are designed to promote ticket sales for live events and to disseminate event and related merchandise information online. Fans can access www.livenation.com and www.ticketmaster.com directly, from affiliated websites and through numerous direct links from banners and event profiles hosted by approved third-party websites. We have also launched mobile apps under both Live Nation and Ticketmaster that our fans can use to access event information and, in some cases, buy tickets to events.

•

Distribution Network. We believe that our global distribution network of promoters, venues and festivals provides us with a strong position in the live concert industry. We believe we have one of the largest global networks of live entertainment businesses in the world, with offices in 72 cities in North America and 24 countries worldwide. In addition, we own, operate, have booking rights and/or have an equity interest in 139 venues located across six countries as of the end of 2012, making us, we believe, the second largest operator of music venues in the world. We also believe that we produce one of the largest networks of music festivals in the world with more than 50 festivals globally. In addition, we believe that our global ticketing distribution network with one of the largest ecommerce sites on the internet, approximately 9,200 sales outlets and 16 call centers serving more than 13,000 clients worldwide makes us the largest ticketing network in the industry.

•

Sponsors. We employ a sales force of approximately 200 people that worked with approximately 800 sponsors during 2012, through a combination of local venue-related deals and national deals, both in North America and internationally. Our sponsors include some of the most well-recognized national and global brands including O2, State Farm, Red Bull and Coca-Cola (each of these brands is a registered trademark of the sponsor).

•

Employees. At December 31, 2012, we employed approximately 7,100 full-time employees who are dedicated to providing first-class service to our artists, fans, ticketing clients and corporate sponsors. Many of our employees have decades of experience in promoting and producing live concerts, ticketing operations, sales and marketing, artist management and live event venue management.

Our History

We were incorporated in Delaware on August 2, 2005 in preparation for the contribution and transfer by Clear Channel of substantially all of its entertainment assets and liabilities to us. We completed the separation on December 21, 2005, and became a publicly traded company on the New York Stock Exchange trading under the symbol “LYV.”

On January 25, 2010, we merged with Ticketmaster. Effective on the date of the Merger, Ticketmaster became a wholly-owned subsidiary of Live Nation and Live Nation, Inc. changed its name to Live Nation Entertainment, Inc.

Our Industry

We operate in five main industries within the live entertainment business, including live music events, venue operations, ticketing services, sponsorship and advertising sales and artist management and services.

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

Ticketing services include the sale of tickets primarily through online channels but also through phone, outlet and box office channels. Ticketing companies will contract with venues and/or promoters to sell tickets to events over a period of time, generally three to five years. The ticketing company does not set ticket prices or seating charts for events as this information is given to them by the venue and/or promoter in charge of the event. The ticketing company generally gets paid a fixed fee per ticket sold or a percentage of the total ticket service charges. Venues will often also sell tickets through a local box office at the venue using the ticketing company’s technology; on these box office tickets, the ticketing company will generally not earn a fee. The ticketing company receives the cash for the ticket sales and related service charges at the time the ticket is sold and periodically remits these receipts to the venue and/or promoter after deducting their fee. As ticket sales increase, related ticketing operating income generally increases as well.

Ticketing “resale” services refers to the sale of tickets by a holder who originally purchased the tickets from a venue, promoter or other entity, or a ticketing services provider selling on behalf of a venue, promoter or other entity. Generally, the ticket reseller is paid a service charge when the ticket is resold and the negotiated ticket value is paid to the holder.

Artist management primarily provides services to music recording artists to manage their careers. The artist manager negotiates on behalf of the artist and is paid a fee, generally as a percentage of the artist’s earnings. Artist services sells merchandise associated with musical artists at live performances, to retailers and directly to consumers via the internet and also sells premium ticket packages and services.

The sponsorship and advertising industry within the live entertainment business involves the sale of international, national, regional and local advertising campaigns and promotional programs to a variety of companies desiring to advertise or promote their brand or product. The advertising campaigns typically include venue naming rights, on-site venue signage, online banner advertisements and exclusive partner rights in various categories such as beverage, hotel and telecommunications. These promotional programs may include event pre-sales and on-site product activation.

Our Business

Our reportable segments are Concerts, Ticketing, Artist Nation and Sponsorship & Advertising. Prior to 2012, we reported an eCommerce segment, which is now included in our Ticketing and Sponsorship & Advertising segments. Specifically, all online advertising and online sponsorships previously reported in the eCommerce segment are now reported in the Sponsorship & Advertising segment while all other activity has been included in the Ticketing segment. This change was made to be consistent with how the four key components of the business are now being managed. Information related to these operating segments and other operations for 2012, 2011 and 2010 is included in Note 13—Segment Data in the Notes to Consolidated Financial Statements in Item 8.

Concerts. Our Concerts segment principally involves the global promotion of live music events in our owned and/or operated venues and in rented third-party venues, the operation and management of music venues and the production of music festivals across the world. During 2012, our Concerts business generated approximately $3.9 billion, or 66.5%, of our total revenue. We promoted 22,000 live music events in 2012, including artists such as Madonna, Lady Gaga, Coldplay, Roger Waters, Bruce Springsteen & the E Street Band, Van Halen and the Dave Matthews Band and through festivals such as Rock Werchter, Download, Creamfields and Reading. While our Concerts segment operates year-round, we generally experience higher revenue during the second and third quarters due to the seasonal nature of shows at our outdoor amphitheaters and festivals, which primarily occur May through September.

As a promoter, we earn revenue primarily from the sale of tickets and pay artists under one of several formulas, including a fixed guaranteed amount and/or a percentage of ticket sales or event profits. For each event, we either use a venue we own and/or operate, or rent a third-party venue. Revenue is generally related to the number of events, volume of ticket sales and ticket prices. Event costs such as artist fees and production service expenses are included in direct operating expenses and are typically substantial in relation to the revenue. As a result, significant increases or decreases in promotion revenue do not typically result in comparable changes to operating income.

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

As a festival operator, we typically book artists, secure festival sites, provide for third-party production services, sell tickets and advertise events to attract fans. We also arrange for third-parties to provide operational services as needed such as concessions, merchandising and security. We earn revenue from the sale of tickets and typically pay artists a fixed guaranteed amount. We also earn revenue from the sale of concessions, camping fees, festival sponsorships and ticket rebates or service charges earned on tickets sold. For each event, we either use a festival site we own or rent a third-party festival site. Revenue is generally related to the number of events, volume of ticket sales and ticket prices. Event costs such as artist fees and production service expenses are included in direct operating expenses and are typically substantial in relation to the revenue. As a result, significant increases or decreases in festival promotion revenue will generally result in comparable changes to operating income.

Ticketing. Our Ticketing segment is primarily an agency business that sells tickets for events on behalf of our clients and retains a convenience charge and order processing fee for our services. We sell tickets for our events and also for third-party clients across multiple live event categories, providing ticketing services for leading arenas, stadiums, amphitheaters, music clubs, concert promoters, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters. We sell tickets through a combination of websites, telephone services, mobile devices and ticket outlets. During the year ended December 31, 2012, we sold 78%, 6%, 4% and 12% of primary tickets through these channels, respectively. Our Ticketing segment also manages our online activities including enhancements to our websites and bundled product offerings. During 2012, our Ticketing business generated approximately $1.4 billion, or 23.6%, of our total revenue, which excludes the face value of tickets sold. Through all of our ticketing services, we sold over 148 million tickets in 2012 and sold an additional 108 million tickets through our venue clients’ box offices. Our ticketing sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon event scheduling by our clients.

We generally enter into written agreements with individual clients to provide primary ticketing services for specified multi-year periods, typically ranging from three to five years. Pursuant to these agreements, clients generally determine and then tell us what tickets will be available for sale, when such tickets will go on sale to the public and what the ticket face price will be. Agreements with venue clients generally grant us the right to sell tickets for all events presented at the relevant venue for which tickets are made available to the general public. Agreements with promoter clients generally grant us the right to sell tickets for all events presented by a given promoter at any venue, unless that venue is already covered by an existing exclusive agreement with our ticketing business or another ticketing service provider. Where we have exclusive contracts, clients may not utilize, authorize or promote the services of third-party ticketing companies or technologies while under contract with us. While we generally have the right to sell a substantial portion of our clients’ tickets, venue and promoter clients often sell and distribute group sales and season tickets in-house. In addition, under many written agreements between promoters and our clients, the client often allocates certain tickets for artist, promoter, agent and venue use and does not make those tickets available for sale by us. We also generally allow clients to make a certain limited number of tickets available for sale through fan clubs, or other similar arrangements, from which we generally derive no revenue unless selected by the club to facilitate the sales. As a result, we do not sell all of our clients’ tickets and the amount of tickets that we sell varies from client to client and from event to event, and varies as to any single client from year to year.

We currently offer ticket resale services through TicketsNow (in the United States and Canada), our TicketExchange service (in the United States, Europe and Canada) and GET ME IN! (in the United Kingdom). Through TicketsNow and GET ME IN!, we enter into listing agreements with ticket resellers to post ticket inventory for sale at a purchase price equal to a ticket resale price determined by the ticket reseller plus an amount equal to a percentage of the ticket resale price and a pre-determined service fee. We remit the ticket resale price to the ticket resellers and retain the remainder of the purchase price. While we do not generally acquire tickets for sale on our own behalf, we may do so from time to time on a limited basis. In addition to enabling premium primary ticket sales, the TicketExchange service allows consumers to resell and purchase tickets online for certain events that were initially sold for our venue clients who elect to participate in the TicketExchange service. Sellers and buyers each pay a fee that has been negotiated with the relevant client, a portion of which is shared with the client.

Artist Nation. Our Artist Nation segment primarily provides management services to music artists in exchange for a commission on the earnings of these artists. Our Artist Nation segment also sells merchandise associated with musical artists at live performances, to retailers and directly to consumers via the internet and also provides other services to artists. During 2012, our Artist Nation business generated approximately $400 million, or 6.9%, of our total revenue. Revenue earned from our Artist Nation segment is impacted to a large degree by the touring schedules of the artists we represent. Generally, we experience higher revenue during the second and third quarters as the period from May through September tends to be a popular time for touring events.

Sponsorship & Advertising. Our Sponsorship & Advertising segment employs a sales force that creates and maintains relationships with sponsors, through a combination of strategic, international, national and local opportunities for businesses to reach customers through our concert, venue, artist relationship and ticketing assets, including advertising on our websites. We work with our corporate clients to help create marketing programs that promote their brand and/or product. During 2012, our Sponsorship & Advertising business generated approximately $248 million, or 4.3%, of our total revenue.

We believe that we have a unique opportunity to connect the music fan to corporate sponsors and therefore seek to optimize this relationship through strategic sponsorship programs. We continue to also pursue the sale of national and local sponsorships, both domestically and internationally, and placement of advertising, including signage, online advertising and promotional programs. Many of our venues have venue naming rights sponsorship programs. We believe national and international sponsorships allow us to maximize our network of venues and to arrange multi-venue branding opportunities for advertisers. Our sponsorship programs include companies such as Starwood, American Express, Vodafone, Anheuser Busch, Citi and Hertz (each of the preceding brands is a registered trademark of the sponsor). Our local and venue-focused sponsorships include venue signage, promotional programs, on-site activation, hospitality and tickets, and are derived from a variety of companies across various industry categories.

2012 Acquisitions

The following list includes some of our larger acquisitions during 2012:

Coppel — In April 2012, our Concerts segment acquired a 51% interest in Michael Coppel Ventures Pty Ltd, a concert promotion business in Australia and New Zealand.

Cream — In May 2012, our Concerts segment acquired a 90% interest in Cream Holdings Limited, an electronic dance music festival promoter based in the United Kingdom.

HARD — In June 2012, our Concerts segment acquired HARD Events LLC, an electronic dance music festival promoter based in Los Angeles, California.

Live Nation Venue Details

In the live entertainment industry, venue types generally consist of:

•

Stadiums—Stadiums are multi-purpose facilities, often housing local sports teams. Stadiums typically have 30,000 or more seats. Although they are the largest venues available for live music, they are not specifically designed for live music. At December 31, 2012, we had booking rights to two stadiums in North America.

•

Amphitheaters—Amphitheaters are generally outdoor venues with between 5,000 and 30,000 seats that are used primarily in the summer season. We believe they are popular because they are designed specifically for concert events, with premium seat packages and better lines of sight and acoustics. At December 31, 2012, we owned eight, leased 28, operated six and had booking rights for seven amphitheaters located in North America.

•

Arenas—Arenas are indoor venues that are used as multi-purpose facilities, often housing local sports teams. Arenas typically have between 5,000 and 20,000 seats. Because they are indoors, they are able to offer amenities that other similar-sized outdoor venues cannot, such as luxury suites and premium club memberships. As a result, we believe they have become increasingly popular for higher-priced concerts aimed at audiences willing to pay for these amenities. At December 31, 2012, we owned one, leased three, operated four and had booking rights for three arenas located in North America, the United Kingdom, Ireland, the Netherlands and Italy.

•

Music Theaters—Music theaters are indoor venues that are built primarily for music events. These venues typically have a capacity between 1,000 and 6,500. Because these venues have a smaller capacity than an amphitheater, they do not offer as much economic upside on a per show basis. However, because music theaters can be used year-round, unlike most amphitheaters, they can generate annual profits similar to those of an amphitheater. Music theaters represent less risk to concert promoters because they have lower fixed costs associated with hosting a concert and may provide a more appropriately-sized venue for developing artists and more artists in general. At December 31, 2012, we owned seven, leased 25, operated three, had booking rights for seven and an equity interest in one music theaters located in North America and the United Kingdom.

•

Clubs—Clubs are indoor venues that are built primarily for music events but may also include comedy clubs. These venues typically have a capacity of less than 1,000 and often without full fixed seating. Because of their small size, they do not offer as much economic upside, but they also represent less risk to a concert promoter because they have lower fixed costs associated with hosting a concert and also may provide a more appropriate sized venue for developing artists. Clubs can also be used year-round and can therefore generate higher profits for the year, even though per show profits are lower. At December 31, 2012, we owned three, leased ten and had booking rights for three clubs in North America and the United Kingdom.

•

House of Blues—House of Blues venues are indoor venues that offer customers an integrated live music and dining experience. The live music halls are specially designed to provide optimum acoustics and typically can accommodate between 1,000 to 2,000 guests. A full-service restaurant and bar is located adjacent to the live music hall. We believe that the high quality of the food, service and unique atmosphere in our restaurants attracts customers to these venues independently from an entertainment event and generates a significant amount of repeat business from local customers. At December 31, 2012, we owned two and leased ten House of Blues venues located in North America. One of the House of Blues venues is comprised of two buildings where we own one and lease the other. We have included this venue as an owned venue.

•

Festival Sites—Festival sites are outdoor locations used primarily in the summer season to stage day-long or multi-day concert events featuring several artists. Depending on the location, festival site capacities can range from 10,000 to 120,000. We believe they are popular because of the value provided to the fan by packaging several artists for a full-day or multi-day event. While festival sites only host a few events each year, they can provide higher operating income because we are able to generate income from many different services provided at the event and they have lower costs associated with producing the event and maintaining the site. At December 31, 2012, we owned four festival sites located in North America and the United Kingdom. One of the festival sites is comprised of two parcels of land where we own one and lease the other. We have included this site as owned.

•

Theatrical Theaters—Theatrical theaters are generally indoor venues that are built specifically for theatrical events, with substantial aesthetic and acoustic consideration. These venues typically have less than 5,000 seats. Additionally, given their size, they are able to host events aimed at niche audiences. At December 31, 2012, we leased one theatrical theater located in North America and operated one in Ireland.

Venues

At December 31, 2012, we owned, leased, operated, had booking rights for and/or had an equity interest in the following domestic and international venues primarily used for music events:

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
NEW YORK, NY	1
PNC Bank Arts Center		Amphitheater	22-year lease that expires December 31, 2017	17,500
Nikon at Jones Beach Theater		Amphitheater	20-year license agreement that expires December 31, 2019	14,400
NYCB Theatre at Westbury		Music Theater	43-year lease that expires December 31, 2034	2,800
The Paramount		Music Theater	Booking agreement	1,500
Irving Plaza Powered by Klipsch		Club	10-year lease that expires October 31, 2016	1,000
Gramercy Theatre		Club	10-year lease that expires December 31, 2016	600
Roseland Ballrooom		Club	Booking agreement	3,700
Foxwoods Theatre		Theatrical Theater	40-year lease that expires December 31, 2038	1,800
Union County Performing Arts Center		Music Theater	Booking agreement	1,300
LOS ANGELES, CA	2
San Manuel Amphitheater		Amphitheater	25-year lease that expires June 30, 2018	65,000
Verizon Wireless Amphitheater		Amphitheater	20-year lease that expires February 28, 2017	16,300
Gibson Amphitheatre at Universal CityWalk		Music Theater	15-year lease that expires September 9, 2014	6,200
Hollywood Palladium		Music Theater	20-year lease that expires January 31, 2027	3,500
The Wiltern		Music Theater	15-year lease that expires June 30, 2020	2,300
House of Blues—Sunset Strip		House of Blues	13-year lease that expires May 10, 2025	1,000
House of Blues—Anaheim		House of Blues	5-year lease that expires January 31, 2016	1,000
CHICAGO, IL	3
First Midwest Bank Amphitheatre		Amphitheater	Owned	28,600
House of Blues—Chicago		House of Blues	Owned	1,300
Charter One Pavilion at Northerly Island		Amphitheater	1-year lease that expired December 31, 2011 (currently operating and negotiating new terms)	8,500
Bottom Lounge		Club	Booking agreement	300
PHILADELPHIA, PA	4
Susquehanna Bank Center		Amphitheater	31-year lease that expires September 29, 2025	25,000
Tower Theater		Music Theater	Owned	3,100
Theatre of the Living Arts		Club	Owned	800

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
Chestnut Street Theatre		Theatrical Theater	Owned (currently not in operation)	2,400
Festival Pier (at Penn’s Landing)		Amphitheater	3-year license agreement that expires September 30, 2013	6,500
River Stage at Great Plaza—Penn’s Landing		Amphitheater	2-year license agreement that expires September 30, 2013	3,500
DALLAS—FORT WORTH, TX	5
Gexa Energy Pavillion		Amphitheater	30-year lease that expires December 31, 2018	20,100
House of Blues—Dallas		House of Blues	15-year lease that expires May 31, 2027	1,600
Morton H. Meyerson Symphony Center		Music Theater	Booking agreement	2,100
Palladium Ballroom		Music Theater	Booking agreement	3,000
SAN FRANCISCO— OAKLAND—SAN JOSE, CA	6
Shoreline Amphitheatre		Amphitheater	15-year lease that expires December 31, 2020	22,000
Sleep Train Pavilion at Concord		Amphitheater	1-year management agreement that expires December 31, 2013	12,500
The Fillmore		Music Theater	10-year lease that expires August 31, 2022	1,200
Nob Hill Masonic Center		Music Theater	18-year lease that expires March 31, 2028	3,300
Punch Line Comedy Club—San Francisco		Club	5-year lease that expires September 15, 2016	500
Cobb’s Comedy Club		Club	10-year lease that expires October 31, 2015	200
BOSTON, MA	7
Comcast Center		Amphitheater	Owned	19,900
Bank of America Pavilion		Amphitheater	Indefinite license agreement that expires 18 months after notification that pier is to be occupied for water dependent use	4,900
Orpheum Theatre—Boston		Music Theater	15-year operating agreement that expires December 31, 2020	2,700
House of Blues—Boston		House of Blues	20-year lease that expires February 28, 2029	2,400
Paradise Rock Club		Club	10-year lease that expires May 31, 2018	800
Brighton Music Hall		Club	10-year lease that expires January 1, 2021	300

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
WASHINGTON, DC	8
Jiffy Lube Live		Amphitheater	Owned	22,500
Warner Theatre		Music Theater	1-year lease that expires January 1, 2014	1,900
The Fillmore Silver Spring		Music Theater	20-year lease that expires August 30, 2021	2,000
ATLANTA, GA	9
Aaron’s Amphitheatre at Lakewood		Amphitheater	35-year lease that expires December 31, 2034	19,000
Chastain Park Amphitheatre		Amphitheater	5-year lease that expires December 31, 2015	6,400
The Tabernacle		Music Theater	20-year lease that expires January 31, 2018	2,500
HOUSTON, TX	10
Cynthia Woods Mitchell Pavilion		Amphitheater	Booking agreement	16,500
Bayou Music Center		Music Theater	10-year lease that expires December 31, 2022	2,900
House of Blues—Houston		House of Blues	10-year lease that expires October 31, 2018	1,500
DETROIT, MI	11
The Fillmore Detroit		Music Theater	15-year lease that expires January 31, 2018	2,900
Saint Andrew’s Hall		Club	Owned	800
SEATTLE—TACOMA, WA	12
White River Amphitheatre		Amphitheater	25-year management agreement that expires October 31, 2027	20,000
PHOENIX, AZ	13
Ashley Furniture Home Store Pavilion		Amphitheater	60-year lease that expires	20,000
			June 30, 2049
Comerica Theatre		Music Theater	10-year lease that expires December 31, 2016	5,500
TAMPA—ST PETERSBURG— SARASOTA, FL	14
1-800-ASK-GARY Amphitheatre at the Florida State Fairgrounds		Amphitheater	15-year lease that expires December 31, 2018	20,000
MIAMI—FT LAUDERDALE, FL	16
Klipsch Amphitheatre at Bayfront Park		Amphitheater	10-year management agreement that expires December 31, 2018	5,000
The Fillmore Miami Beach at the Jackie Gleason Theater		Music Theater	10-year management agreement that expires August 31, 2017	2,700
Revolution Live		Club	Booking agreement	1,300

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
DENVER, CO	17
Comfort Dental Amphitheatre		Amphitheater	1-year lease that expires	16,800
			December 31, 2013
Fillmore Auditorium		Music Theater	Owned	3,600
CLEVELAND—AKRON, OH	18
Blossom Music Center		Amphitheater	15-year lease that expires	19,600
			October 31, 2014
House of Blues—Cleveland		House of Blues	20-year lease that expires October 31, 2024	1,200
Jacobs Pavilion at Nautica		Amphitheater	Booking agreement	4,500
ORLANDO—DAYTON BEACH— MELBOURNE, FL	19
House of Blues—Orlando		House of Blues	6 month lease that expires March 31, 2013	2,100
SACRAMENTO— STOCKTON—MODESTO, CA	20
Sleep Train Amphitheatre		Amphitheater	Owned	18,500
Punch Line Comedy Club—Sacramento		Club	5-year lease that expires	100
			December 31, 2017
ST. LOUIS, MO	21
Verizon Wireless Amphitheater—St. Louis		Amphitheater	Owned	21,000
The Pageant		Music Theater	50% equity interest	2,300
PITTSBURGH, PA	23
First Niagara Pavilion		Amphitheater	45-year lease that expires	23,100
			December 31, 2035
RALEIGH—DURHAM, NC	24
Time Warner Cable Music Pavilion at Walnut Creek		Amphitheater	40-year lease that expires October 31, 2030	20,000
Red Hat Amphitheater		Amphitheater	Booking agreement	5,400
CHARLOTTE, NC	25
Verizon Wireless Amphitheatre Charlotte		Amphitheater	Owned	18,800
Time Warner Cable Uptown Amphitheater Charlotte		Amphitheater	10-year lease that expires June 12, 2019	5,000
The Fillmore Charlotte		Music Theater	10-year lease that expires	2,000
			June 12, 2019
INDIANAPOLIS, IN	26
Klipsch Music Center		Amphitheater	Owned	24,400
Farm Bureau Insurance Lawn at White River State Park		Amphitheater	Booking agreement	6,000
Murat Theatre at Old National Centre		Music Theater	50-year lease that expires	2,500
			September 4, 2045

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
SAN DIEGO, CA	28
Cricket Wireless Amphitheatre		Amphitheater	20-year lease that expires October 31, 2023	19,500
SDSU Open Air Theatre		Amphitheater	Booking agreement	4,800
Viejas Arena		Arena	Booking agreement	12,500
House of Blues San—Diego		House of Blues	15-year lease that expires May 31, 2020	1,100

HARTFORD—NEW HAVEN, CT	30
Comcast Theatre		Amphitheater	40-year lease that expires	24,200
			September 13, 2034
Rentschler Field		Stadium	Booking agreement	34,300
Mohegan Sun Arena		Arena	Booking agreement	9,000
Toyota Presents Oakdale Theatre		Music Theater	Owned	4,600
KANSAS CITY, MO	31
Starlight Theatre		Music Theater	Booking agreement	8,100
MILWAUKEE, WI	34
Alpine Valley Music Theatre		Amphitheater	21-year management agreement that expires	35,300
			December 31, 2019
CINCINNATI, OH	35
Riverbend Music Center		Amphitheater	Booking agreement	20,500
PNC Pavilion		Amphitheater	Booking agreement	4,000
Bogart’s		Club	10-year lease that expires	1,500
			January 31, 2023
WEST PALM BEACH— FORT PIERCE, FL	38
Cruzan Amphitheatre		Amphitheater	10-year lease that expires	19,300
			December 31, 2015
LAS VEGAS, NV	40
House of Blues—Las Vegas		House of Blues	15-year lease that expires January 1, 2014	1,800

BIRMINGHAM, AL	42
Oak Mountain Amphitheatre		Amphitheater	Owned	10,600
HARRISBURG—LANCASTER— LEBANON—YORK, PA	43
HERSHEYPARK Stadium		Stadium	Booking agreement	30,000
Sands Bethlehem Event Center		Music Theater	Booking agreement	3,500
NORFOLK—PORTSMOUTH— NEWPORT NEWS, VA	44
Farm Bureau Live at Virginia Beach		Amphitheater	30-year lease that expires	20,000
			December 31, 2025

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
ALBUQUERQUE— SANTA FE, NM	47
Hard Rock Casino Albuquerque Presents the Pavilion		Amphitheater	20-year lease that expires April 16, 2021	12,000
Sandia Casino Amphitheater		Music Theater	Booking agreement	4,200
LOUISVILLE, KY	48
The Louisville Palace		Music Theater	Owned	2,700
NEW ORLEANS, LA	51
House of Blues —New Orleans		House of Blues	One building owned and one building under 35-year lease that expires October 31, 2027	1,000
BUFFALO, NY	52
Darien Lake Performing Arts Center		Amphitheater	25-year lease that expires	21,800
			October 15, 2020
WILKES BARRE—SCRANTON, PA	54
Toyota Pavilion at Montage Mountain		Amphitheater	10-year lease that expires	17,500
			December 31, 2021
ALBANY—SCHENECTADY—	58
TROY, NY
Saratoga Performing Arts Center		Amphitheater	5-year lease that expires	25,200
			September 1, 2014
FLORENCE—MYRTLE BEACH, SC	103
House of Blues—Myrtle Beach		House of Blues	27-year lease that expires May 31, 2025	2,000
YAKIMA—PASCO—RICHLAND—	122
KENNEWICK, WA
The Gorge Amphitheatre		Amphitheater	20-year lease that expires	20,000
			October 31, 2023
WHEELING, WV—STEUBENVILLE, OH	158
Jamboree in the Hills Festival Site		Festival Site	Owned	N/A
TORONTO, CANADA	N/A
Molson Canadian Amphitheatre		Amphitheater	10-year lease that expires	16,000
			December 31, 2020
VANCOUVER, CANADA	N/A
Rogers Arena		Arena	Booking agreement	13,000
Commodore Ballroom		Club	15-year lease that expires	1,100
			July 31, 2014
BIRMINGHAM, ENGLAND	N/A
O2 Academy Birmingham		Music Theater	27-year lease that expires	3,000
			September 25, 2034

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
BOURNEMOUTH, ENGLAND	N/A
O2 Academy Bournemouth		Music Theater	35-year lease that expires	1,800
			July 17, 2034
BRIGHTON, ENGLAND	N/A
O2 Academy Brighton		Music Theater	30-year lease that expires	2,500
			February 15, 2037 (currently not in operation)
BRISTOL, ENGLAND	N/A
O2 Academy Bristol		Music Theater	25-year lease that expires	1,900
			December 25, 2023
LEEDS, ENGLAND	N/A
O2 Academy Leeds		Music Theater	25-year lease that expires	2,300
			June 23, 2026
Leeds Festival Site		Festival Site	Owned	N/A
LIVERPOOL, ENGLAND	N/A
Nation		Club	3-year lease that expired	2,900
			August 31, 2012 (currently operating and negotiating new terms)
O2 Academy Liverpool		Music Theater	34-year lease that expires	1,200
			January 22, 2037
LONDON, ENGLAND	N/A
Wembley Arena		Arena	7-year management agreement that expires February 11, 2013	12,800
O2 Academy Brixton		Music Theater	98-year lease that expires	4,900
			December 24, 2024
O2 Academy Shepherds Bush Empire		Music Theater	Owned	2,000
O2 Academy Islington		Music Theater	25-year lease that expires	800
			June 20, 2028
MANCHESTER, ENGLAND	N/A
O2 Apollo Manchester		Music Theater	Owned	3,500
NEWCASTLE, ENGLAND	N/A
O2 Academy Newcastle		Music Theater	99-year lease that expires	2,000
			March 24, 2021
NOTTINGHAM, ENGLAND	N/A
Media		Club	25-year lease agreement that expires on	1,400
			September 30, 2023 (currently not in operation)
OXFORD, ENGLAND	N/A
O2 Academy Oxford		Music Theater	25-year lease that expires	1,000
			October 30, 2031
READING, ENGLAND	N/A
Little John’s Farm		Festival Site	Owned	N/A

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
SHEFFIELD, ENGLAND	N/A
Motorpoint Arena		Arena	5-year management agreement that expires	11,300
			March 31, 2016
O2 Academy Sheffield		Music Theater	35-year lease that expires	2,400
			January 9, 2043
SOUTHAMPTON, ENGLAND	N/A
Southampton Guildhall		Music Theater	10-year management agreement that	1,800
			expires February 10, 2013
AMSTERDAM, THE NETHERLANDS	N/A
Heineken Music Hall		Arena	20-year lease that expires	5,500
			December 31, 2027
Ziggo Dome		Arena	20-year lease that expires	15,700
			June 1, 2032
GLASGOW, SCOTLAND	N/A
O2 Academy Glasgow		Music Theater	Owned	2,500
O2 ABC Glasgow		Music Theater	40-year lease that expires	1,600
			August 24, 2039
King Tuts Wah Wah Hut		Club	Owned	300
Universe		Club	25-year lease agreement that expires on	200
			July 29, 2017 (currently not in operation)
Balado Airfield (T in the Park)		Festival Site	One parcel owned/one parcel under a	N/A
			1-year lease that expires August 1, 2013
CARDIFF, WALES	N/A
Motorpoint Arena Cardiff		Arena	137-year lease that expires	6,700
			December 25, 2131
DUBLIN, IRELAND	N/A
The O2 Dublin		Arena	Owned	13,000
Bord Gáis Energy Theatre		Theatrical Theater	5-year management agreement that	2,000
			expires December 31, 2015
TURIN, ITALY	N/A
Palasport Olimpico		Arena	30-year management agreement that	12,500
			expires November 25, 2039
Palavela		Arena	30-year management agreement that	8,300
			expires November 25, 2039

(1)	DMA® region refers to a United States designated market area as of September 22, 2012. At that date, there were 210 DMA®s. DMA® is a registered trademark of Nielsen Media Research, Inc.

The following table summarizes the number of venues by type that we owned, leased, operated, had booking rights for and/or had an equity interest in as of December 31, 2012:

Venue Type	Capacity	Owned	Leased	Operated	Booking Rights	Equity Interest	Total

Stadium	More than 30,000	-	-	-	2	-	2
Amphitheater	5,000 - 30,000	8	28	6	7	-	49
Arena	5,000 - 20,000	1	3	4	3	-	11
Music Theater	1,000 - 6,500	7	25	3	7	1	43
Club	Less than 1,000	3	10	-	3	-	16
House of Blues	1,000 - 2,000	2	10	-	-	-	12
Festival Site	N/A	4	-	-	-	-	4
Theatrical Theater	Less than 5,000	-	1	1	-	-	2

Total venues		25	77	14	22	1	139

Venues not currently in operation		1	3	-	-	-	4

Competition

Competition in the live entertainment industry is intense. We believe that we compete primarily on the basis of our ability to deliver quality music events, sell tickets and provide enhanced fan and artist experiences. We believe that our primary strengths include:

•	the quality of service delivered to our artists, fans and corporate sponsors;

•	our track record in promoting and producing live music events and tours both domestically and internationally;

•	artist relationships;

•	our global footprint;

•	ticketing software and services;

•	our ecommerce site and associated database;

•	distribution platform (venues);

•	the scope and effectiveness in our expertise of marketing and sponsorship programs; and

•	our financial stability.

Although we believe that our products and services currently compete favorably with respect to such factors, we cannot provide any assurance that we can maintain our competitive position against current and potential competitors, especially those with significantly greater brand recognition, or financial, marketing, support, technical and other resources.

In the markets in which we promote music concerts, we face competition from both promoters and venue operators. We believe that barriers to entry into the promotion services business are low and that certain local promoters are increasingly expanding the geographic scope of their operations.

Our main competitors in the live music industry include AEG and C3 Presents, in addition to numerous smaller regional companies and various casinos in North America and Europe. Anschutz Entertainment Group operates under a number of different names including AEG Live, Concerts West and The Messina Group. Some of our competitors in the live music industry have a stronger presence in certain markets, have access to other sports and entertainment venues and may have greater financial resources in those markets, which may enable them to gain a greater competitive advantage in relation to us.

In markets where we own and/or operate a venue, we compete with other venues to serve artists likely to perform in that general region. Consequently, touring artists have various alternatives to our venues when scheduling tours. Our main competitors in venue management include SMG, AEG and The Nederlander Organization in addition to numerous smaller regional companies in North America and Europe. Some of our competitors in venue management have a greater number of venues in certain markets and may have greater financial resources in those markets.

The ticketing services industry includes the sale of tickets primarily through online channels, but also through telephone services, mobile devices and ticket outlets. As online ticket purchases increase, related ticketing costs generally decrease, which has made it easier for technology-based companies to offer primary ticketing services and standalone, automated ticketing systems that enable venues to perform their own ticketing services or utilize self-ticketing systems. In the online environment, we compete with other websites, online event sites and ticketing companies to provide event information, sell tickets and provide other online services such as fan clubs and artist websites.

We experience competition from other national, regional and local primary ticketing service providers to secure new venues and to reach fans for events. Resale ticketing services and the consolidation of the resale industry, which historically had been more fragmented and consisted of a significant number of local resellers with limited inventory selling through traditional storefronts, has created more aggressive buying of primary tickets whereby brokers are using bot technology to attempt to buy the best tickets when they go on sale. The internet allows fans and other ticket resellers to reach a vastly larger audience through the aggregation of inventory on online resale websites and marketplaces, and provides consumers with more convenient access to tickets for a larger number and greater variety of events. We also face significant and increasing competition from companies that sell self-ticketing systems, as well as from venues that choose to integrate self-ticketing systems into their existing operations or acquire primary ticketing service providers. Our main competitors include primary ticketing companies such as Tickets.com, AXS, Paciolan, Veritix and CTS Eventim, online and event companies such as Eventbrite, eTix and Ticketfly and secondary ticketing companies such as StubHub.

In the artist management business, we compete with other artist managers both at larger talent representation companies, such as Red Light Management, as well as smaller artist management companies and individuals. In the artist services business, we compete with companies typically only involved in one or a few of the services we provide. Some of these competitors include Bill Young Productions, Bravado, Artist Arena and Global Merchandising.

Our main competitors at the local market level for sponsorships and advertising dollars include local sports teams, which often offer state of the art venues and strong local media packages. Additionally, our competitors locally can include festivals, theme parks and other local events. On the national level, our competitors include the major sports leagues that all sell sponsorships combined with significant national media packages.

Government Regulations

We are subject to federal, state and local laws, both domestically and internationally, governing matters such as:

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

We are also required to comply with the ADA, the DDA and certain state statutes and local ordinances that, among other things, require that places of public accommodation, including both existing and newly constructed venues, be accessible to customers with disabilities. The ADA and the DDA require that venues be constructed to permit persons with disabilities full use of a live entertainment venue. The ADA and the DDA may also require that certain modifications be made to existing venues to make them accessible to customers and employees who are disabled. In order to comply with the ADA, the DDA and other similar ordinances, we may face substantial capital expenditures in the future.

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

Intellectual Property

We create, own and distribute intellectual property worldwide. It is our practice to protect our trademarks, brands, copyrights, patents and other original and acquired works, ancillary goods and services. Our trademarks include, among others, the word marks “Live Nation,” “Ticketmaster,” “House of Blues” and “The Fillmore,” as well as the Live Nation, Ticketmaster, House of Blues and The Fillmore logos. We have registered our most significant trademarks in numerous foreign countries. We believe that our trademarks and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our services. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights.

Employees

As of December 31, 2012, we had approximately 7,100 full-time employees, including 4,700 domestic and 2,400 international employees, of which approximately 6,900 were employed in our operations departments and approximately 200 were employed in our corporate group.

Our staffing needs vary significantly throughout the year. Therefore, we also employ part-time and/or seasonal employees, primarily for our live music venues. As of December 31, 2012, we employed approximately 5,800 seasonal and/or part-time employees and during peak seasonal periods, particularly in the summer months, we employed as many as 14,000 seasonal employees in 2012. The stagehands at some of our venues and other employees are subject to collective bargaining agreements. Our union agreements typically have a term of three years and thus regularly expire and require negotiation in the course of our business. We believe that we enjoy good relations with our employees and other unionized labor involved in our events, and there have been no significant work stoppages in the past three years. Upon the expiration of any of our collective bargaining agreements, however, we may be unable to renegotiate on terms favorable to us, and our business operations at one or more of our facilities may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating our collective bargaining agreements. In addition, our business operations at one or more of our facilities may also be interrupted as a result of labor disputes by outside unions attempting to unionize a venue even though we do not have unionized labor at that venue currently. A work stoppage at one or more of our owned and/or operated venues or at our promoted events could have a material adverse effect on our business, results of operations and financial condition. We cannot predict the effect that a potential work stoppage will have on our results of operations.

Executive Officers

Set forth below are the names, ages and current positions of our executive officers and other significant employees as of February 20, 2013.

Name	Age	Position

Michael Rapino	47	President, Chief Executive Officer and Director

Ron Bension	58	President—HOB Entertainment

Joe Berchtold	48	Chief Operating Officer

Mark Campana	55	President—North America Concerts, Regions North

Brian Capo	46	Chief Accounting Officer

Arthur Fogel	59	Chairman—Global Music and President—Global Touring

John Hopmans	54	Executive Vice President—Mergers and Acquisitions and Strategic Finance

Nathan Hubbard	37	President—Ticketmaster

Simon Lewis	49	President—Live Nation Europe—Sponsorship and Concerts

John Reid	51	President—Live Nation Europe—Concerts

Alan Ridgeway	46	President—International and Emerging Markets

Bob Roux	55	President—North America Concerts, Regions South

Michael Rowles	47	General Counsel and Secretary

Russell Wallach	47	President—North America Sponsorships

Kathy Willard	46	Chief Financial Officer

Mark Yovich	38	President—Ticketmaster International

Michael Rapino is our President and Chief Executive Officer and has served in this capacity since August 2005. He has also served on our board of directors since December 2005. Mr. Rapino has worked for us or our predecessors since 1999.

Ron Bension is President of our HOB Entertainment division and has served in this capacity since November 2010. Previously, Mr. Bension served as Chief Executive Officer for TicketsNow, a division of Ticketmaster, from January 2010 to November 2010. From June 2009 to October 2009, Mr. Bension was Chief Executive Officer of ProLink and from February 2008 to June 2009, he was Chief Executive Officer for SportNet.

Joe Berchtold is our Chief Operating Officer and has served in this capacity since April 2011. Prior to that, Mr. Berchtold was at Technicolor, where he was most recently President of Technicolor Creative Services, after joining them in 2003.

Mark Campana is President of our North America Concerts, Regions North division and has served in this capacity since October 2010. Prior to that, Mr. Campana served as President of our Midwest Region in North America Concerts. Mr. Campana has worked for us or our predecessors since 1980.

Brian Capo is our Chief Accounting Officer and has served in this capacity since December 2007.

Arthur Fogel is the Chairman of our Global Music group and President of our Global Touring division and has served in this capacity since 2005. Mr. Fogel has worked for us or our predecessors since 1999.

John Hopmans is our Executive Vice President of Mergers and Acquisitions and Strategic Finance and has served in this capacity since April 2008. Previously, Mr. Hopmans served in several capacities at Scotia Capital including Managing Director, Industry Head, Private Equity Sponsor Coverage and as Managing Director, Industry Head, Diversified Industries since joining them in 1991.

Nathan Hubbard is the President of our Ticketing division and has served in this capacity since January 2008. Prior to that, Mr. Hubbard was Chief Executive Officer of Musictoday which was acquired by us in 2006.

Simon Lewis is the President of our Europe Sponsorship and Concerts divisions and has served in this capacity since November 2011. Prior to that, Mr. Lewis was President of our International Sponsorship division and had served in that capacity since joining us in 2003.

John Reid is the President of our Europe Concerts division and has served in that capacity since January 2012. Prior to that, Mr. Reid was the Chief Executive Officer of Warner Music Europe and International Marketing from November 2010 to December 2011. From February 2007 to October 2010, Mr. Reid was the Vice Chairman Warner Music International and President Warner Music Continental Europe.

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

Mark Yovich is the President of Ticketmaster’s International division and has served in this capacity since November 2011. Prior to that, Mr. Yovich served as Executive Vice President and General Manager of our International eCommerce division from January 2010 to October 2011. From 2006 to January 2010, Mr. Yovich served as our Vice President New Media—International Music and worked for us or our predecessors since 2000.

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

You should carefully consider each of the following risks and all of the other information set forth in this Annual Report. The following risks relate principally to our business, our leverage, our convertible notes, our common stock, our separation from Clear Channel, Ticketmaster’s spin-off from IAC, our merger with Ticketmaster and our general business operations. These risks and uncertainties are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of the risks and uncertainties develop into actual events, this could have a material adverse effect on our business, financial condition or results of operations. In that case, the trading price of our common stock could decline.

Risks Relating to Our Business

Our business is highly sensitive to public tastes and is dependent on our ability to secure popular artists and other live music events, and we and our ticketing clients may be unable to anticipate or respond to changes in consumer preferences, which may result in decreased demand for our services.

Our business is highly sensitive to rapidly changing public tastes and is dependent on the availability of popular artists and events. Our live entertainment business depends in part on our ability to anticipate the tastes of consumers and to offer events that appeal to them. Since we rely on unrelated parties to create and perform at live music events, any unwillingness to tour or lack of availability of popular artists could limit our ability to generate revenue. In particular, there are a limited number of artists that can headline a major North American or global tour or who can sell out larger venues, including many of our amphitheaters. If those artists do not choose to tour, or if we are unable to secure the rights to their future tours, then our business would be adversely affected. Our ticketing business relies on third parties to create and perform live entertainment, sporting and leisure events and to price tickets to such events. Accordingly, our ticketing business’ success depends, in part, upon the ability of these third parties to correctly anticipate public demand for particular events, as well as the availability of popular artists, entertainers and teams. Our artist services business could be adversely affected if the artists it represents do not tour or perform as frequently as anticipated, or if such tours or performances are not as widely attended by fans as anticipated due to changing tastes, general economic conditions or otherwise.

In addition, our live entertainment business typically books our live music tours one to four months in advance of the beginning of the tour and often agrees to pay an artist a fixed guaranteed amount prior to our receiving any revenue. Therefore, if the public is not receptive to the tour, or we or an artist cancel the tour, we may incur a loss for the tour depending on the amount of the fixed guarantee or incurred costs relative to any revenue earned, as well as revenue we could have earned at booked venues. We have cancellation insurance policies in place to cover a portion of our losses if an artist cancels a tour but it may not be sufficient and is subject to deductibles. Furthermore, consumer preferences change from time to time, and our failure to anticipate, identify or react to these changes could result in reduced demand for our services, which would adversely affect our business, financial condition and results of operations.

Our business depends on relationships between key promoters, executives, agents, managers, artists and clients and any adverse changes in these relationships could adversely affect our business, financial condition and results of operations.

The live music business is uniquely dependent upon personal relationships, as promoters and executives within live music companies such as ours leverage their existing network of relationships with artists, agents and managers in order to secure the rights to the live music tours and events which are critical to our success. Due to the importance of those industry contacts to our business, the loss of any of our promoters, officers or other key personnel could adversely affect our business. Similarly, the artist services business is dependent upon the highly personalized relationship between a manager and an artist, and the loss of a manager may also result in a loss in the artist represented by the manager, which could adversely affect our business. Although we have entered into long-term agreements with many of those individuals described above to protect our interests in those relationships, we can give no assurance that all or any of these key employees or managers will remain with us or will retain their associations with key business contacts, including musical artists.

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

Our ticketing business faces significant competition from other national, regional and local primary ticketing service providers to secure new and retain existing clients on a continuous basis. Additionally, we face significant and increasing challenges from companies that sell self-ticketing systems and from clients who choose to self-ticket, through the integration of such systems into their existing operations or the acquisition of primary ticket services providers or by increasing sales through venue box offices and season, subscription or group sales. We also face competition in the resale of tickets from online auction websites and resale marketplaces and from other ticket resellers with online distribution capabilities. The advent of new technology, particularly as it relates to online ticketing, has amplified this competition. The intense competition that we face in the ticketing industry could cause the volume of our ticketing services business to decline. In 2010, we divested Ticketmaster’s Paciolan ticketing business which further increased the competition that we face. As a result of our merger with Ticketmaster we may face direct competition, in the live music industry, with our prospective or current primary ticketing clients, who primarily include live event content providers. This direct competition with our prospective or current primary ticketing clients could result in a decline in the number of ticketing clients we have and a decline in the volume of our ticketing business, which could adversely affect our business, financial condition and results of operations.

In the secondary ticket sales market, we have restrictions on our business that are not faced by our competitors, which restrictions include those that are self-imposed, imposed as a result of agreements entered into with the FTC and the Attorneys General of several individual states, and statutory. These restrictions primarily relate to our TicketsNow business, and include: restrictions on linking from our page on the www.ticketmaster.com website that informs consumers that no tickets were found in response to their ticket request to our TicketsNow resale website without first obtaining approval from the State of New Jersey as to any changes to our current Ticketmaster/TicketsNow linking practices; a restriction on using or allowing our affiliates to use domain names that, among other things, contain the unique names of venues, sports teams or performers, or contain names that are substantially similar to or are misspelled versions of same; a requirement to clearly and conspicuously disclose on the TicketsNow website (or any other resale website owned by us or on any primary ticketing website where a link or redirect to such a resale website is posted) that it is a resale website and ticket prices often exceed the ticket’s original price; and a requirement to make certain clear and conspicuous disclosures and in certain instances to create separate listings when a ticket being offered for resale is not “in-hand” as well as a requirement to monitor and enforce the compliance of third parties offering tickets on our websites with such disclosure requirements. Our competitors in the secondary ticket sales market are not, to our knowledge, bound by similar restrictions. As a result, our ability to effectively compete in the secondary ticket sales market, through our TicketsNow business or otherwise, may be adversely affected, which could in turn adversely affect our business, financial condition and results of operations.

The artist services industry is also a highly competitive industry. There are numerous other artist management companies and individual managers in the United States alone. We compete with these companies and individuals to discover new and emerging artists and to represent established artists. In addition, certain of our arrangements with clients of our artist services business are terminable at will by either party, leading to competition to retain those artists as clients. Competition is intense and may contribute to a decline in the volume of our artist services business, which could adversely affect our business, financial condition and results of operations.

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

Our operating results from continuing operations have been adversely affected by, among other things, variability in ticket sales, event profitability, overhead costs and high amortization of intangibles related to prior acquisitions. Live Nation incurred net losses from continuing operations of approximately $161.9 million, $70.4 million and $203.8 million in 2012, 2011 and 2010, respectively. We may face reduced demand for our live music events, our ticketing software and services and other factors that could adversely affect our business, financial condition and results of operations in the future. We cannot predict whether we will achieve or maintain profitability in future periods.

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

The following table sets forth our operating income (loss) for the last eight fiscal quarters:

Fiscal Quarter Ended	Operating income (loss)
(in thousands)

March 31, 2011	$(72,161)
June 30, 2011	$52,373
September 30, 2011	$104,809
December 31, 2011	$(66,684)
March 31, 2012	$(42,803)
June 30, 2012	$42,968
September 30, 2012	$104,515
December 31, 2012	$(126,319)

Our success depends, in significant part, on entertainment, sporting and leisure events and factors adversely affecting such events could have a material adverse effect on our business, financial condition and results of operations.

A decline in attendance at or reduction in the number of live entertainment, sporting and leisure events may have an adverse effect on our revenue and operating income. In addition, during past economic slowdowns and recessions, many consumers reduced their discretionary spending and advertisers reduced their advertising expenditures. The impact of economic slowdowns on our business is difficult to predict, but they may result in reductions in ticket sales, sponsorship opportunities and our ability to generate revenue. The risks associated with our businesses may become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in attendance at live entertainment, sporting and leisure events. Many of the factors affecting the number and availability of live entertainment, sporting and leisure events are beyond our control. For instance, certain sports leagues have recently had labor disputes leading to threatened or actual player lockouts. Any such lockouts that result in shortened or canceled seasons would adversely impact our business to the extent that we provide ticketing services to the affected teams both due to the loss of games and ticketing opportunities as well as the possibility of decreased attendance following such a lockout due to adverse fan reaction.

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

Because we own assets overseas and derive revenue from our international operations, we may incur currency translation losses or gains due to changes in the values of foreign currencies relative to the United States Dollar. We cannot predict the effect of exchange rate fluctuations upon future operating results. For the year ended December 31, 2012, our international operations accounted for approximately 36% of our revenue. Although we cannot predict the future relationship between the United States Dollar and the currencies used by our international businesses, principally the British Pound, Euro and Canadian Dollar, we experienced foreign exchange rate net losses of $2.5 million, $1.3 million and $14.6 million in 2012, 2011 and 2010, respectively, which had a negative effect on our operating income. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We may enter into future acquisitions and take certain actions in connection with such transactions that could affect our results of operations and the price of our common stock.

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

Such actions by us could adversely affect our results from operations and the price of our common stock.

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

The ticketing industry is characterized by evolving industry standards, frequent new service and product introductions, enhancements and changing customer demands. We may not be able to adapt quickly enough and/or in a cost-effective manner to changes in industry standards and customer requirements and preferences, and our failure to do so could adversely affect our business, financial condition and results of operations. In addition, the continued widespread adoption of new internet or telecommunications technologies and devices or other technological changes could require us to modify or adapt our respective services or infrastructures. Our failure to modify or adapt our services or infrastructures in response to these trends could render our existing websites, services and proprietary technologies obsolete, which could adversely affect our business, financial condition and results of operations.

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

There are inherent risks involved with producing live music events. As a result, personal injuries and accidents have, and may, occur from time to time, which could subject us to claims and liabilities for personal injuries. Incidents in connection with our live music events at any of our venues or festival sites that we own or rent could also result in claims, reducing operating income or reducing attendance at our events, which could cause a decrease in our revenue. We have been subject to wrongful death claims and are currently subject to other litigation. While we maintain insurance policies that provide coverage within limits that are sufficient, in management’s judgment, to protect us from material financial loss for personal injuries sustained by persons at our venues or events or accidents in the ordinary course of business, there can be no assurance that such insurance will be adequate at all times and in all circumstances.

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

The success of our ticketing and ecommerce operations depends, in part, on our ability to maintain the integrity of our systems and infrastructures, including websites, information technology systems, call centers and distribution and fulfillment facilities. System interruption and the lack of integration and redundancy in our information systems and infrastructures of our ticketing operations may adversely affect our ability to operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. We may experience occasional system interruptions that make some or all systems or data unavailable or prevent our businesses from efficiently providing services or fulfilling orders. We lack documentation regarding certain components of our key ticketing software and systems operations and rely on certain key technology personnel to maintain such software and systems. The loss of some or all of such personnel could require us to expend additional resources to continue to maintain such software and systems and could subject us to frequent systems interruptions. We also rely on affiliate and third-party computer systems, broadband and other communications systems and service providers in connection with the provision of services, as well as to facilitate, process and fulfill transactions. Any interruptions, outages or delays in their systems and infrastructures, their businesses and/or third parties, or deterioration in the performance of these systems and infrastructures, could impair our ability to provide services, fulfill orders and/or process transactions. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, acts of war or terrorism, other acts of God and similar events or disruptions may damage or interrupt computer, broadband or other communications systems and infrastructures at any time. Any of these events could cause system interruption, delays and loss of critical data, and could prevent us from providing services, fulfilling orders and/or processing transactions. While we have backup systems for certain aspects of our operations, disaster recovery planning by its nature cannot be sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. If any of these adverse events were to occur, it could adversely affect our business, financial condition and results of operations.

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

Heightened concerns and challenges regarding property, casualty, liability, business interruption and other insurance coverage have resulted from terrorist and related security incidents along with varying weather-related conditions and incidents. As a result, we may experience increased difficulty obtaining high policy limits of coverage at reasonable rates, including coverage for acts of terrorism and weather-related property damage. We have a material investment in property and equipment at each of our venues, which are generally located near major cities and which hold events typically attended by a large number of fans. We also have a significant investment in technology including our ticketing systems. At December 31, 2012, we had property and equipment with a net book value of approximately $721.8 million.

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

In addition, we enter into various agreements with artists from time to time, including long-term artist rights arrangements. The profitability of those arrangements depends upon those artists’ willingness and ability to continue performing, and we may not be able to obtain sufficient insurance coverage at reasonable rates to adequately protect us against the death, disability or other failure of such artists to continue engaging in revenue-generating activities under those agreements.

We cannot guarantee that our insurance policy coverage limits, including insurance coverage for property, casualty, liability, artists and business interruption losses and acts of terrorism, would be adequate under the circumstances should one or multiple events occur at or near any of our venues, or that our insurers would have adequate financial resources to sufficiently or fully pay our related claims or damages. We cannot guarantee that adequate coverage limits will be available, offered at reasonable rates, or offered by insurers with sufficient financial soundness. The occurrence of such an incident or incidents affecting any one or more of our venues could have a material adverse effect on our financial position and future results of operations if asset damage and/or company liability were to exceed insurance coverage limits or if an insurer were unable to sufficiently or fully pay our related claims or damages.

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

The amount of capital expenditures can vary significantly from year to year. In addition, actual costs could vary materially from our estimates if the factors listed above and our assumptions about the quality of materials, equipment or workmanship required or the cost of financing such expenditures were to change. Construction is also subject to governmental permitting processes which, if changed, could materially affect the ultimate cost. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Uses of Cash.

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

Our failure to comply with these laws and regulations could result in fines and/or proceedings against us by governmental agencies and/or consumers, which if material, could adversely affect our business, financial condition and results of operations. While we attempt to conduct our business and operations in a manner that we believe to be in compliance with such laws and regulations, there can be no assurance that a law or regulation will not be interpreted or enforced in a manner contrary to our current understanding of the law or regulation. In addition, the promulgation of new laws, rules and regulations could restrict or unfavorably impact our business, which could decrease demand for services, reduce revenue, increase costs and/or subject us to additional liabilities. For example, some legislatures have proposed laws in the past that would impose potential liability on us and other promoters and producers of live music events for entertainment taxes and for incidents that occur at our events, particularly relating to drugs and alcohol. Additionally, new legislation could be passed that may negatively impact our business, such as provisions that have recently been proposed in various jurisdictions that would restrict ticketing methods, mandate ticket inventory disclosure and attack current policies governing season tickets for sports teams.

From time to time, federal, state and local authorities and/or consumers commence investigations, inquiries or litigation with respect to our compliance with applicable consumer protection, advertising, unfair business practice, antitrust (and similar or related laws) and other laws. Our businesses have historically cooperated with authorities in connection with these investigations and have satisfactorily resolved each such material investigation, inquiry or litigation. We and our TicketsNow business are currently subject to agreements with the States of New Jersey, Maryland and Illinois and the FTC which govern, and in certain cases place limitations on, our ticketing resale practices. Our competitors in the secondary ticket sales market are not, to our knowledge, bound by such limitations and as a result, we may be at a competitive disadvantage. Other states and Canadian provinces have commenced investigations or inquiries regarding the relationship between us and TicketsNow and other aspects of our ticketing business. We have incurred significant legal expenses in connection with the defense of governmental investigations and litigation in the past and may be required to incur additional expenses in the future regarding such investigations and litigation. In the case of antitrust (and similar or related) matters, any adverse outcome could limit or prevent us from engaging in the ticketing business generally (or in a particular market thereof) or subject us to potential damage assessments, all of which could have a material adverse effect on our business, financial condition and results of operations.

Unfavorable outcomes in legal proceedings may adversely affect our business and operating results.

Our results may be affected by the outcome of pending and future litigation. Unfavorable rulings in our legal proceedings, including those described in Note 7—Commitments and Contingent Liabilities to our consolidated financial statements, may have a negative impact on us that may be greater or smaller depending on the nature of the rulings. In addition, we are currently, and from time to time in the future may be, subject to various other claims, investigations, legal and administrative cases and proceedings (whether civil or criminal) or lawsuits by governmental agencies or private parties, as further described in the immediately preceding risk factor. If the results of these investigations, proceedings or suits are unfavorable to us or if we are unable to successfully defend against third-party lawsuits, we may be required to pay monetary damages or may be subject to fines, penalties, injunctions or other censure that could have a material adverse effect on our business, financial condition and operating results. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could harm our business, financial condition and operating results.

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

Our Concerts and Sponsorship & Advertising segments require access to venues to generate revenue from live music events. For these events, we use venues that we own, but we also operate a number of our live music venues under various agreements which include leases with third parties, ownership through an equity interest or booking agreements, which are agreements where we contract to book the events at a venue for a specific period of time. Our long-term success in the live music business will depend in part on the availability of venues, our ability to lease these venues and our ability to enter into booking agreements upon their expiration. As many of these agreements are with third parties over whom we have little or no control, we may be unable to renew these agreements or enter into new agreements on acceptable terms or at all, and may be unable to obtain favorable agreements with venues. Our ability to renew these agreements or obtain new agreements on favorable terms depends on a number of other factors, many of which are also beyond our control, such as national and local business conditions and competition from other promoters. If the cost of renewing these agreements is too high or the terms of any new agreement with a new venue are unacceptable or incompatible with our existing operations, we may decide to forego these opportunities. There can be no assurance that we will be able to renew these agreements on acceptable terms or at all, or that we will be able to obtain attractive agreements with substitute venues, which could have a material adverse effect on our results of operations.

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

Similar to many companies, we spend significant amounts on advertising, promotional, branding and other marketing campaigns for our live music events, the Live Nation, Ticketmaster, www.ticketmaster.com, www.livenation.com and other brand names and other business activities. Such marketing activities include, among others, promotion of events and ticket sales, premium seat sales, hospitality and other services for our events and venues and advertising associated with our distribution of related merchandise and apparel and costs related to search engine optimization and paid search engine marketing for our ecommerce sites. During 2012, we spent approximately 3.9% of our revenue on marketing, including advertising. There can be no assurance that these marketing or advertising efforts will be successful or will generate revenue or profits.

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

As of December 31, 2012, our total indebtedness, excluding unamortized debt discounts and premiums, was approximately $1.776 billion. Our available borrowing capacity under the revolving portion of our senior secured credit facility at that date was approximately $236.1 million, with outstanding letters of credit of approximately $63.9 million. We may also incur significant additional indebtedness in the future.

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

As of December 31, 2012, approximately $62.1 million of our total indebtedness (excluding interest) is due in 2013, $344.0 million is due in the aggregate for 2014 and 2015, $876.7 million is due in the aggregate for 2016 and 2017 and $492.9 million is due thereafter. In addition, as of December 31, 2012, we had approximately $2.0 billion in operating lease agreements, of which approximately $118.9 million is due in 2013 and $114.4 million is due in 2014. See the table in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments—Firm Commitments.

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

These measures might also be unsuccessful or inadequate in permitting us to meet scheduled debt service or lease obligations. We may be unable to restructure or refinance our obligations and obtain additional debt or equity financing or sell assets on satisfactory terms or at all. Capital markets have been volatile in the recent past; a downturn could negatively impact our ability to access capital should the need arise. As a result, the inability to meet our debt or lease obligations could cause us to default on those obligations. Any such defaults could materially harm our financial condition and liquidity.

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

These covenants could materially and adversely affect our ability to finance our future operations or capital needs. Furthermore, they may restrict our ability to expand, to pursue our business strategies and otherwise to conduct our business. Our ability to comply with these covenants may be affected by circumstances and events beyond our control, such as prevailing economic conditions and changes in regulations, and we cannot assure you that we will be able to comply. A breach of these covenants could result in a default under our debt. If there were an event of default under our outstanding indebtedness and the obligations there under accelerated, our assets and cash flow might not be sufficient to repay our outstanding debt and we could be forced into bankruptcy.

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

Our stock price has fluctuated between $7.14 and $16.90 over the past three years. The market price of our common stock may continue to fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

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

We have a large number of shares of common stock outstanding and available for resale beginning at various points in time in the future. Sales of a substantial number of shares of our common stock in the public market, or the possibility that these sales may occur, could cause the market price for our common stock to decline. As of December 31, 2012, there were 190.9 million shares of Live Nation common stock outstanding (including 3.2 million shares of unvested restricted stock awards), 15.5 million shares of common stock issuable from options currently exercisable at a weighted average exercise price of $13.46 per share, 8.1 million shares issuable from the conversion of our 2.875% convertible notes and a warrant to purchase 0.5 million shares of common stock at an exercise price of $13.73.

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

Each member of the Clear Channel consolidated group, which includes Clear Channel, us and our subsidiaries through December 21, 2005, and Clear Channel’s other subsidiaries, is jointly and severally liable for the United States federal income tax liability of each other member of the consolidated group. Consequently, we could be liable in the event any such liability is incurred, and not discharged, by any other member of the Clear Channel consolidated group. Disputes or assessments could arise during future audits by the IRS in amounts that we cannot quantify. In addition, Clear Channel recognized a capital loss for United States federal income tax purposes in connection with the Separation. If Clear Channel were unable to deduct such capital loss for United States federal income tax purposes as a result of any action we take following the Separation or our breach of a relevant representation or covenant made by us in the tax matters agreement, we have agreed in the tax matters agreement to indemnify Clear Channel for the lost tax benefits that Clear Channel would have otherwise realized if it were able to deduct this loss. See Item 8. Financial Statements and Supplementary Data—Note 8—Related-Party Transactions—Relationship with Clear Channel.

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

As of December 31, 2012, we own, operate or lease 93 entertainment venues and 100 other facilities, including office leases, throughout North America and 22 entertainment venues and 82 other facilities internationally. We believe our venues and facilities are generally well-maintained and in good operating condition and have adequate capacity to meet our current business needs. We have a lease ending June 30, 2020 for our corporate headquarters in Beverly Hills, California, used primarily by our executive and domestic operations management staff.

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

In May 2010, we responded to CTS’s request for arbitration and filed counterclaims asserting that CTS breached the CTS Agreement by failing to provide ticketing platforms that met the standard required by the CTS Agreement for the North American and European markets. We are seeking relief primarily in the form of damages and a declaration that we validly terminated the CTS Agreement based on CTS’s material breaches. We deny that CTS is entitled to collect damages for royalties that would have been paid over the full 10-year term of the CTS Agreement or on Ticketmaster-controlled tickets. The matter has been assigned to an arbitrator, and hearings were conducted in the summer and fall of 2011. A decision from the arbitrator is currently expected by spring of 2013. While we do not believe that a loss is probable of occurring at this time, if the arbitrator rules against us on any or all claims, the amounts at stake could be substantial. Considerable uncertainty remains regarding the validity of the claims and damages asserted against us. As a result, we are currently unable to estimate the possible loss or range of loss for this matter. We intend to continue to vigorously defend the action.

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

As of December 31, 2012, we have accrued $35.4 million, our best estimate of the probable costs associated with the settlement referred to above. This liability includes an estimated redemption rate. Any difference between our estimated redemption rate and the actual redemption rate we experience will impact the final settlement amount; however, we do not expect this difference to be material.

Canadian Consumer Class Action Litigation Relating to TicketsNow

In February 2009, four putative consumer class action complaints were filed in various provinces of Canada against TicketsNow, Ticketmaster, Ticketmaster Canada Ltd. and Premium Inventory, Inc. All of the cases allege essentially the same set of facts and causes of action. Each plaintiff purports to represent a class consisting of all persons who purchased a ticket from Ticketmaster, Ticketmaster Canada Ltd. or TicketsNow from February 2007 to present and alleges that Ticketmaster conspired to divert a large number of tickets for resale through the TicketsNow website at prices higher than face value. The plaintiffs characterize these actions as being in violation of Ontario’s Ticket Speculation Act, the Amusement Act of Manitoba, the Amusement Act of Alberta or the Quebec Consumer Protection Act. The Ontario case contains the additional allegation that Ticketmaster’s and TicketsNow’s service fees violate anti-scalping laws. Each lawsuit seeks compensatory and punitive damages on behalf of the class.

In February 2012, the parties entered into a settlement agreement that will resolve all of the resale market claims. The court approval process for the settlement has been completed, with final approvals given in all provinces.

As of December 31, 2012, we have accrued our best estimate of the probable costs associated with the resale market claims of this matter, the full amount of which was funded by an escrow established in connection with Ticketmaster’s 2008 acquisition of TicketsNow.

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

Other Litigation

From time to time, we are involved in other legal proceedings arising in the ordinary course of our business, including proceedings and claims based upon violations of antitrust laws and intellectual property rights, and tortious interference, which could cause us to incur significant expenses. We have also been the subject of personal injury and wrongful death claims relating to accidents at our venues in connection with our operations. As required, we have accrued our estimate of the probable settlement or other losses for the resolution of any outstanding claims. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, including, in some cases, estimated redemption rates for the settlement offered, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. In addition, under our agreements with Clear Channel, we have assumed and will indemnify Clear Channel for liabilities related to our business for which they are a party in the defense.

As of December 31, 2012, we have accrued $40.6 million for the specific cases discussed above as our best estimate of the probable costs of legal settlement, including $35.4 million for the Ticketing Fees Consumer Class Action litigation settlement.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was listed on the New York Stock Exchange under the symbol “LYV” on December 21, 2005. There were 4,608 stockholders of record as of February 20, 2013. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table presents the high and low sales prices of the common stock on the New York Stock Exchange during the calendar quarter indicated.

	Common Stock Market Price
	High	Low
2011
First Quarter	$11.96	$9.82
Second Quarter	$11.59	$9.70
Third Quarter	$12.44	$7.66
Fourth Quarter	$9.88	$7.14
2012
First Quarter	$11.00	$8.54
Second Quarter	$9.90	$8.10
Third Quarter	$9.76	$8.37
Fourth Quarter	$9.69	$8.16

Dividend Policy

Since the Separation and through December 31, 2012, we have not declared or paid any dividends. We presently intend to retain any future earnings to finance the expansion of our business. Therefore, we do not expect to pay any cash dividends in the foreseeable future. Moreover, the terms of our senior secured credit facility limit the amount of funds that we will have available to declare and distribute as dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of our board of directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, plans for expansion and contractual restrictions with respect to the payment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2012	2011	2010	2009	2008
(in thousands except per share data)
Results of Operations Data (1):
Revenue	$5,819,047	$5,383,998	$5,063,748	$4,181,021	$4,085,306
Operating income (loss)	$(21,639)	$18,337	$(63,700)	$(52,356)	$(297,293)
Loss from continuing operations before income taxes	$(132,161)	$(96,627)	$(188,654)	$(114,678)	$(357,735)
Net loss attributable to common stockholders of Live Nation Entertainment, Inc.	$(163,227)	$(83,016)	$(228,390)	$(60,179)	$(239,412)

Basic and diluted loss from continuing operations attributable to common stockholders of Live Nation Entertainment, Inc.	$(0.87)	$(0.46)	$(1.36)	$(1.65)	$(4.39)

Cash dividends per share	$-	$-	$-	$-	$-

	As of December 31,
	2012	2011	2010	2009	2008
(in thousands)
Balance Sheet Data (1):
Total assets	$5,290,806	$5,077,344	$5,195,560	$2,341,759	$2,476,723
Long-term debt, net (including current maturities)	$1,740,005	$1,705,261	$1,731,864	$740,069	$824,120
Redeemable preferred stock	$-	$-	$-	$40,000	$40,000

(1)	Acquisitions and dispositions significantly impact the comparability of the historical consolidated financial data reflected in this schedule of Selected Financial Data.

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

Executive Overview

In 2012, we delivered growth in ticket sales, revenue and operating results. Our strategy remains focused on leveraging our leadership position in the live entertainment industry to reach fans through the live concert experience in order to sell more tickets and grow our sponsorship and advertising revenue, while continuing to optimize our cost structure. We believe as the leading, global live event and ticketing company that we are well-positioned to better serve artists, teams, fans and venues.

Our Concerts segment sold more tickets, even with slightly fewer events in 2012, which delivered higher revenue as compared to last year. Overall, we delivered higher attendance per show at our owned and/or operated amphitheaters and improved the ancillary net revenue per attendee at these venues. We continued to focus on festivals, including improvement of key European festival event profitability, expanding our portfolio of electronic dance music events, with the acquisition of the Creamfields brand, as well as investing in new festivals. We also were successful in expanding geographically, increasing the reach of our promotion activity in Australia with the acquisition of Coppel and adding offices in additional countries in Asia, either on our own or with strategic partners.

Our Ticketing segment sold more tickets this year as compared to last year driven primarily by increases in concerts and sports tickets. Overall, our revenue and operating results improved due to these higher ticket volumes along with higher resale market activity. During the year, we successfully completed the 2012 London Olympics as its official ticket seller. Investment in our ticketing platform is in the second year of the planned three-year development and we rolled out several enhancements to our clients during the year. We will continue to invest in a variety of initiatives aimed at improving the ticket buying process and overall fan and venue experience.

Our Artist Nation segment is focused on serving our existing artists as well as developing new relationships with top artists and extending our various services provided. We expect that our performance in this business will improve as we empower the next generation of the industry’s top managers to more effectively tap into the assets of our Ticketing, Concerts, and Sponsorship & Advertising platforms.

Our Sponsorship & Advertising segment again delivered growth in revenue and operating results driven by increased advertising revenue on our websites and the renewal and growth of sponsorships from brand relationships. Our extensive on-site and online reach, global venue distribution network, artist relationships and ticketing operations are the key to securing long-term sponsorship agreements with major brands and we continue to look for ways to expand these assets and to extend further internationally in new markets.

We continue to be optimistic about the long-term potential of our Company and we are focused on the key elements of our business model – expanding our concert platform to sell more tickets, driving conversion of ticket sales through social and mobile channels, growing our sponsorship and online revenue and selling more tickets for our Ticketmaster clients while driving reductions in the ticketing cost structure.

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

Concerts

Our Concerts segment principally involves the global promotion of live music events in our owned and/or operated venues and in rented third-party venues, the operation and management of music venues and the production of music festivals across the world. While our Concerts segment operates year-round, we generally experience higher revenue during the second and third quarters due to the seasonal nature of shows at our outdoor amphitheaters and festivals, which primarily occur May through September. Revenue and related costs for events are generally deferred and recognized when the event occurs. All advertising costs for shows are expensed at the end of the year for any future events.

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

Ticketing

The Ticketing segment is primarily an agency business that sells tickets for events on behalf of our clients and retains a convenience charge and order processing fee for our services. We sell tickets through a combination of websites, telephone services and ticket outlets. Our ticketing sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon scheduling by our clients. Our Ticketing segment also manages our online activities including enhancements to our websites and bundling product offerings. Through our websites, we sell tickets to our own events as well as tickets for our ticketing clients and provide event information. Revenue related to ticketing service charges for our events where we control ticketing is deferred and recognized as the event occurs.

To judge the health of our Ticketing segment, we primarily review the number of tickets sold through our ticketing operations, average convenience charges and order processing fees, the number of client tickets renewed or added and the average royalty rate paid to clients who use our ticketing services. In addition, we review the number of visits to our websites, the overall number of customers in our database and the revenue related to the sale of other products on our websites. For business that is conducted in foreign markets, we also compare the operating results from our foreign operations to prior periods on a constant currency basis.

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

To judge the health of our Artist Nation segment, we primarily review the average annual earnings of each artist represented and the percentage of top artists on tour or with planned album releases as these activities tend to drive higher revenue. For business that is conducted in foreign markets, we compare the operating results from our foreign operations to prior periods on a constant currency basis.

Sponsorship & Advertising

Our Sponsorship & Advertising segment employs a sales force that creates and maintains relationships with sponsors through a combination of strategic, international, national and local opportunities that allow businesses to reach customers through our concert, venue, artist relationship and ticketing assets, including advertising on our websites. We work with our corporate clients to help create marketing programs that drive their business goals and connects their brands directly with fans and artists.

To judge the health of our Sponsorship & Advertising segment, we primarily review the average revenue per sponsor, the total revenue generated through sponsorship arrangements, percentage of expected revenue under contract and the online revenue received from sponsors advertising on our websites.

See further discussion of our segments in Item 1. Business—Our Business.

Consolidated Results of Operations

	Year Ended December 31,			% Change	% Change
	2012	2011	2010	2012 vs 2011	2011 vs 2010
		(in thousands)

Revenue	$5,819,047	$5,383,998	$5,063,748	8%	6%
Operating expenses:
Direct operating expenses	4,151,277	3,789,488	3,658,310	10%	4%
Selling, general and administrative expenses	1,143,632	1,111,969	1,014,491	3%	10%
Depreciation and amortization	429,557	343,018	321,666	25%	7%
Loss (gain) on sale of operating assets	(514)	978	374	*	*
Corporate expenses	113,364	112,157	110,252	1%	2%
Acquisition transaction expenses	3,370	8,051	22,355	*	*

Operating income (loss)	(21,639)	18,337	(63,700)	*	*
Operating margin	(0.4)%	0.3%	(1.3)%

Interest expense	123,740	120,414	116,527
Loss (gain) on extinguishment of debt	(460)	-	21,315
Interest income	(4,170)	(4,215)	(3,771)
Equity in earnings of nonconsolidated affiliates	(9,921)	(7,742)	(4,928)
Other expense (income), net	1,333	6,507	(4,189)

Loss from continuing operations before income taxes	(132,161)	(96,627)	(188,654)
Income tax expense (benefit)	29,736	(26,224)	15,154

Loss from continuing operations	(161,897)	(70,403)	(203,808)
Loss from discontinued operations, net of tax	-	-	(4,228)

Net loss	(161,897)	(70,403)	(208,036)
Net income attributable to noncontrolling interests	1,330	12,613	20,354

Net loss attributable to common stockholders of Live Nation Entertainment, Inc.	$(163,227)	$(83,016)	$(228,390)

Notes:	Acquisitions and dispositions significantly impact the comparability of the historical consolidated financial data reflected in this schedule of Consolidated Results of Operations.

*	Percentages are not meaningful.

Key Operating Metrics

	Year Ended December 31,
	2012	2011	2010
Concerts (1)
Total estimated events:
North America	14,962	15,531	14,119
International	7,000	6,720	6,971

Total estimated events	21,962	22,251	21,090

Total estimated attendance (rounded):
North America	32,007,000	31,060,000	30,603,000
International	16,750,000	15,742,000	16,659,000

Total estimated attendance	48,757,000	46,802,000	47,262,000

Ancillary net revenue per attendee:
North America amphitheaters	$18.56	$18.11	$17.57
International festivals	$15.55	$16.62	$15.95
Ticketing (2) (4)
Number of tickets sold (in thousands):
Concerts	75,372	71,632	63,833
Sports	28,760	27,055	22,074
Arts and theater	19,961	21,891	18,462
Family	15,970	14,248	11,469
Other (3)	7,669	6,541	4,420

	147,732	141,367	120,258

Gross value of tickets sold (in thousands)	$9,146,254	$8,441,230	$7,466,957
Number of customers in database (rounded)	119,592,000	110,208,000	98,007,000
Sponsorship & Advertising
Sponsorship revenue (in thousands)	$191,773	$179,734	$161,653
Online advertising revenue (in thousands)	$56,148	$51,057	$38,493

(1)	Events generally represent a single performance by an artist. Attendance generally represents the number of fans who were present at an event. Festivals are counted as one event in the quarter in which the festival begins but attendance is split over the days of the festival and can be split between quarters. Events and attendance metrics are estimated each quarter.

(2)	The number and gross value of tickets sold includes primary tickets only and excludes tickets sold for the 2012 Olympics. These metrics include tickets sold during the period regardless of event timing except for our promoted concerts in our owned and/or operated venues and in certain European territories where these tickets are recognized as the concerts occur. The tickets sold listed above for 2010 do not include 7.1 million tickets with a gross value of $406.4 million for the pre-Merger period. Tickets sold for the full year ended December 31, 2010, including the pre-Merger period, were as follows:

Concerts	66,843
Sports	23,733
Arts and theater	19,709
Family	12,467
Other	4,651

127,403

(3)	Other category includes tickets for comedy shows, facility tours, donations, lectures, seminars and cinemas.

(4)	The total number of tickets sold for the years ended December 31, 2012, 2011 and 2010 do not include 108 million, 135 million and 112 million, respectively, of tickets sold through our venue clients’ box offices for which we do not receive a fee.

Revenue

Our revenue increased $435.0 million, or 8%, during the year ended December 31, 2012 as compared to the prior year. The overall increase in revenue was primarily due to increases in our Concerts and Ticketing segments of $364.2 million and $54.7 million, respectively. Excluding the decreases of approximately $100.4 million related to the impact of changes in foreign exchange rates, revenue increased $535.4 million, or 10%.

Our revenue increased $320.3 million, or 6%, during the year ended December 31, 2011 as compared to the prior year. The overall increase in revenue was primarily due to increases in our Concerts, Ticketing, Artist Nation and Sponsorship & Advertising segments of $67.8 million, $194.6 million, $31.0 million and $30.6 million, respectively. The overall increase included incremental revenue of $77.3 million resulting from the timing of the Merger. Excluding the increases of approximately $132.9 million related to the impact of changes in foreign exchange rates, revenue increased $187.4 million, or 4%.

More detailed explanations of the changes for the years ended 2012 and 2011 are included in the applicable segment discussions contained herein.

Direct operating expenses

Our direct operating expenses increased $361.8 million, or 10% during the year ended December 31, 2012 as compared to the prior year. The overall increase in direct operating expenses was primarily due to increases in our Concerts and Ticketing segments of $328.5 million and $32.7 million, respectively. Excluding the decreases of approximately $77.4 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $439.2 million, or 12%.

Our direct operating expenses increased $131.2 million, or 4%, during the year ended December 31, 2011 as compared to the prior year. The overall increase in direct operating expenses was primarily due to increases in our Concerts, Ticketing and Artist Nation segments of $36.1 million, $69.6 million and $27.9 million, respectively. The overall increase included incremental direct operating expenses of $34.1 million resulting from the timing of the Merger. Excluding the increases of approximately $102.3 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $28.9 million, or 1%.

Direct operating expenses include artist fees, ticketing client royalties, show-related marketing and advertising expenses along with other costs.

More detailed explanations of the changes for the years ended 2012 and 2011 are included in the applicable segment discussions contained herein.

Selling, general and administrative expenses

Our selling, general and administrative expenses increased $31.7 million, or 3%, during the year ended December 31, 2012 as compared to the prior year. The overall increase in selling, general and administrative expenses was primarily due to an increase in our Concerts segment of $34.1 million. Excluding the decreases of approximately $15.1 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $46.8 million, or 4%.

Our selling, general and administrative expenses increased $97.5 million, or 10%, during the year ended December 31, 2011 as compared to the prior year. The overall increase in selling, general and administrative expenses was primarily due to increases in our Ticketing and Artist Nation segments of $65.9 million and $19.2 million, respectively, driven by the incorporation of the Ticketmaster results after the completion of the Merger. Excluding the increases of approximately $17.6 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $79.9 million, or 8%.

More detailed explanations of the changes for the years ended 2012 and 2011 are included in the applicable segment discussions contained herein.

Depreciation and amortization

Our depreciation and amortization increased $86.5 million, or 25%, during the year ended December 31, 2012 as compared to the prior year. The overall increase in depreciation and amortization was primarily due to increases in our Concerts and Artist Nation segments of $13.1 million and $65.3 million, respectively. During 2012, we recorded an impairment charge primarily related to client/vendor relationship intangible assets in the Artist Nation segment and revenue-generating contracts and client/vendor relationships in the Concerts segment. Excluding the decreases of approximately $2.4 million related to the impact of changes in foreign exchange rates, depreciation and amortization expense increased $88.9 million, or 26%.

Our depreciation and amortization increased $21.4 million, or 7%, during the year ended December 31, 2011 as compared to the prior year. The overall increase in depreciation and amortization was primarily due to increases in our Ticketing and Artist Nation segments of $19.1 million and $8.9 million, respectively, partially offset by a decrease in our Concerts segment of $6.7 million. During 2011, we recorded an impairment charge of $24.1 million related primarily to two amphitheaters, a music theater, a club and contract intangibles. Excluding the increases of approximately $3.4 million related to the impact of changes in foreign exchange rates, depreciation and amortization expense increased $18.0 million, or 6%.

Acquisition transaction expenses

Acquisition transaction expenses were $3.4 million, $8.1 million and $22.4 million during the years ended December 31, 2012, 2011 and 2010, respectively. All years include current year acquisition costs that vary based on the size and number of acquisitions in the year. In addition, 2011 and 2010 expenses also include ongoing litigation costs relating to the Merger along with changes in the fair value of acquisition-related contingent consideration. The 2010 acquisition transaction expenses are higher primarily due to costs associated with the completion of the Merger.

Interest expense

Interest expense increased $3.3 million, or 3%, for the year ended December 31, 2012 as compared to the prior year primarily due to additional term loan B borrowings under our senior secured credit facility and the costs related to the issuance in 2012 of the 7% senior notes and redemption of the 10.75% senior notes.

Interest expense increased $3.9 million, or 3%, for the year ended December 31, 2011 as compared to the prior year primarily due to higher debt balances from the debt obtained in the Merger for a full year.

Our debt balances and weighted average cost of debt, excluding unamortized debt discounts and premiums were $1.776 billion and 5.2%, respectively, at December 31, 2012, and $1.732 billion and 6.0%, respectively, at December 31, 2011.

Loss on extinguishment of debt

We recorded a loss on extinguishment of debt of $21.3 million for the year ended December 31, 2010, related to the replacement of our two senior secured credit facilities and the redemption of our redeemable preferred stock in May 2010 with a new senior secured credit facility that provides for $1.2 billion in total credit availability.

Other (income) expense, net

Other expense of $6.5 million for the year ended December 31, 2011 includes the impact of changes in foreign exchange rates of $5.1 million in 2011.

Other income of $4.2 million for the year ended December 31, 2010 includes the impact of changes in foreign exchange rates of $2.8 million in 2010.

Income taxes

Our 2012 effective tax rate of (22)% represented a net tax expense of $29.7 million on losses from continuing operations before tax of $132.2 million compared to our 2011 effective tax rate of 27% which represented a net tax benefit of $26.2 million on losses from continuing operations before tax of $96.6 million for the years ended December 31, 2012 and 2011, respectively. In 2012, income tax expense includes $19.5 million related to statutory expense for foreign entities, $3.9 million current tax expense for state and local income taxes, $4.0 million deferred state income tax primarily related to blended state rate changes and other tax expense of approximately $2.3 million. The net increase in 2012 tax expense as compared to 2011 is principally driven by the 2011 valuation allowance release of $39.5 million related to the 2011 federal tax consolidation of Front Line with the Company’s other domestic operations.

Our effective tax rate for 2011 was 27% as compared to an effective tax rate of (8)% for 2010. The higher net tax benefit in 2011 as compared to 2010 is principally driven by higher tax benefits recognized in 2011 related to the 2011 federal tax consolidation of Front Line with the Company’s other domestic operations.

Discontinued operations

For the year ended December 31, 2010, we reported $4.2 million of additional expense related to the 2009 sale of our U.K. theatrical business as a loss on disposal.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests decreased $11.3 million during the year ended December 31, 2012 as compared to the prior year primarily due to reduced operating results of various artist management businesses resulting from an impairment of a client/vendor relationship intangible.

Net income attributable to noncontrolling interests decreased $7.7 million during the year ended December 31, 2011 as compared to the prior year primarily due to reduced operating results for various entities, primarily internationally, along with the 2011 acquisitions of the remaining interests in Front Line and Vector partially offset by our acquisition of LN Ontario Concerts.

Concerts Results of Operations

Our Concerts segment operating results were, and discussions of significant variances are, as follows:

				% Change	% Change
	Year Ended December 31,			2012 vs. 2011	2011 vs. 2010
	2012	2011	2010
(in thousands)

Revenue	$3,870,371	$3,506,188	$3,438,350	10%	2%
Direct operating expenses	3,274,951	2,946,410	2,910,334	11%	1%
Selling, general and administrative expenses	569,570	535,500	524,672	6%	2%
Depreciation and amortization	145,552	132,441	139,129	10%	(5)%
Gain on sale of operating assets	(453)	(880)	(4,848)	*	*
Acquisition transaction expenses	847	(2,286)	(2,424)	*	*

Operating loss	$(120,096)	$(104,997)	$(128,513)	14%	(18)%

Operating margin	(3.1)%	(3.0)%	(3.7)%

Adjusted operating income **	$31,364	$30,275	$15,366	4%	97%

*	Percentages are not meaningful.
**	AOI is a non-GAAP financial disclosure and is discussed in more detail and reconciled to operating income (loss) below.

Year Ended 2012 Compared to Year Ended 2011

Concerts revenue increased $364.2 million, or 10%, during the year ended December 31, 2012 as compared to the prior year partially resulting from strategic priorities to grow owned and/or operated amphitheater and European festival profitability, expand our portfolio of electronic dance music and other new festivals and expand into new geographic markets. Excluding the decrease of $80.2 million related to the impact of changes in foreign exchange rates, revenue increased $444.4 million, or 13%, partially due to incremental revenue of $95.0 million resulting from acquisitions, primarily from the April 2012 acquisition of Coppel and the May 2012 acquisition of Cream. In addition, revenue increased due to current activity from global tours, more shows and higher per show attendance at our North America owned and/or operated amphitheaters, third-party stadiums and theaters and clubs and increased festival activity resulting from new events and higher attendance.

Concerts direct operating expenses increased $328.5 million, or 11%, during the year ended December 31, 2012 as compared to the prior year. Excluding the decrease of $70.1 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $398.6 million, or 14%, partially due to incremental direct operating expenses of $91.7 million from acquisitions as noted above. In addition, we incurred higher global touring costs and higher expenses associated with the increased number of events and festival activity noted above. We also incurred $6.9 million higher advertising costs in 2012 for future events than we did in the prior year.

Concerts selling, general and administrative expenses increased $34.1 million, or 6%, during the year ended December 31, 2012 as compared to the prior year. Excluding the decrease of $9.5 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $43.6 million, or 8%, resulting primarily from incremental costs of $6.9 million from the acquisitions noted above and $12.4 million from expansion of our business in Asia and the opening of new venues, such as Ziggo Dome in the Netherlands. We also had higher legal defense costs from various cases and increased compensation costs related to improved performance and annual inflationary increases.

Concerts depreciation and amortization increased $13.1 million, or 10%, during the year ended December 31, 2012 as compared to the prior year. Excluding the decrease of $1.1 million related to the impact of changes in foreign exchange rates, depreciation and amortization increased $14.2 million, or 11%, primarily due to higher amortization associated with the impairment of intangible assets for revenue-generating contracts and additional definite-lived intangible amortization expense associated with recent acquisitions.

Concerts acquisition expenses increased $3.1 million during the year ended December 31, 2012 as compared to the prior year primarily due to costs associated with the acquisitions noted above partially offset by 2011 reductions in the fair value of acquisition-related contingent consideration.

The increased operating loss for Concerts was primarily driven by higher costs incurred in 2012 for future events, increased compensation costs and higher amortization partially offset by the timing of global tours and the improved results of our owned and/or operated amphitheaters.

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

Concerts direct operating expenses increased $36.1 million, or 1%, during the year ended December 31, 2011 as compared to the prior year. Excluding the increase of $87.1 million related to the impact of changes in foreign exchange rates, direct operating expenses decreased $51.0 million, or 2%, primarily due to fewer amphitheater events and reduced global touring activity as noted above and the impairment of certain artist advances in 2010 partially offset by higher expenses associated with increased arena and stadium activity noted above and costs associated with investments in new festivals launched in 2011.

Concerts selling, general and administrative expenses increased $10.8 million, or 2%, during the year ended December 21, 2011 as compared to the prior year driven by an increase of $9.3 million related to the impact of changes in foreign exchange rates.

Concerts depreciation and amortization decreased $6.7 million, or 5%, during the year ended December 31, 2011 as compared to the prior year. Excluding the increase of $1.2 million related to the impact of changes in foreign exchange rates, depreciation and amortization decreased $7.9 million, or 6%, primarily due to an impairment charge of $31.2 million recorded in 2010 related to a club and a contract intangible compared to an impairment charge in 2011 of $24.1 million for two amphitheaters, a music theater, a club and contract intangibles.

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

Ticketing Results of Operations

Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

				% Change	% Change
	Year Ended December 31,			2012 vs. 2011	2011 vs. 2010
	2012	2011	2010
(in thousands)

Revenue	$1,374,049	$1,319,343	$1,089,340	4%	21%
Direct operating expenses	651,055	618,382	513,311	5%	20%
Selling, general and administrative expenses	434,310	428,364	362,416	1%	18%
Depreciation and amortization	165,947	158,071	139,007	5%	14%
Loss (gain) on sale of operating assets	(225)	(96)	5,186	*	*
Acquisition transaction expenses	153	1,314	780	*	*

Operating income	$122,809	$113,308	$68,640	8%	65%

Operating margin	8.9%	8.6%	6.3%

Adjusted operating income **	$294,625	$279,045	$234,053	6%	19%

*	Percentages are not meaningful.
**	AOI is a non-GAAP financial disclosure and is discussed in more detail and reconciled to operating income (loss) below.

Year Ended 2012 Compared to Year Ended 2011

Ticketing revenue increased $54.7 million, or 4%, during the year ended December 31, 2012 as compared to the prior year partially resulting from strategic priorities such as focusing on strong client renewals supported by the launch of new products, leveraging value-added client services and extending our mobile platforms, as well as growing our secondary, or resale, ticket sales. Excluding the decrease of $14.8 million related to the impact of changes in foreign exchange rates, revenue increased $69.5 million, or 5%, primarily due to higher primary ticket sales for concert and sporting events and fees for the 2012 Olympics, increased resale volume and $8.7 million in incremental revenue resulting from the acquisitions of TGLP in January 2011 and Serviticket in April 2011. These increases were partially offset by a reduction in primary and resale ticket sales associated with the National Hockey League strike in 2012.

Ticketing direct operating expenses increased $32.7 million, or 5%, during the year ended December 31, 2012 as compared to the prior year. Excluding the decrease of $6.3 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $39.0 million, or 6%, primarily due to additional costs associated with the increase in ticket sales noted above and incremental direct operating expenses of $3.8 million resulting from the acquisitions noted above.

Ticketing selling, general and administrative expenses increased $5.9 million, or 1%, during the year ended December 31, 2012 as compared to the prior year. Excluding the decrease of $5.4 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $11.3 million, or 3%, primarily due to increased headcount and other expenses associated with the investment in our technology platform and incremental costs of $7.2 million related to the acquisitions noted above and BigChampagne in December 2011. These increases were partially offset by an accrual in the third quarter of 2011 related to a legal settlement.

Ticketing depreciation and amortization increased $7.9 million, or 5%, during the year ended December 31, 2012 as compared to the prior year. Excluding the decrease of $1.3 million related to the impact of changes in foreign exchange rates, depreciation and amortization increased $9.2 million, or 6%, primarily due to increased amortization related to non-recoupable venue contract advances and higher depreciation from our investment in our technology platform.

The increase in operating income for Ticketing was primarily due to improved primary ticket sales and resale volume partially offset by costs associated with our investment to enhance our ticketing platform.

Year Ended 2011 Compared to Year Ended 2010

Ticketing revenue increased $230.0 million, or 21%, during the year ended December 31, 2011 as compared to the prior year. Excluding the increase of $25.1 million related to the impact of changes in foreign exchange rates, revenue increased $204.9 million, or 19%, primarily due to incremental revenue of $137.4 million resulting from the timing of our Merger and the acquisitions of Ticketnet, TGLP and Serviticket. In addition, we had increased upsell revenue and ticket sales internationally, primarily in Germany, Australia, Turkey and Sweden, fees related to ticketing services for the 2012 London Olympics, higher resale volume and the transition of the artist-related online business from the Artist Nation segment in 2011. Partially offsetting these increases was a reduction in fees due to the full year impact of the change to the contract with AEG, which was a requirement of the DOJ approval of the Merger, and a reduction of $3.7 million relating to our divestiture of Paciolan in 2010.

Ticketing direct operating expenses increased $105.1 million, or 20%, during the year ended December 31, 2011 as compared to the prior year. Excluding the increase of $12.1 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $93.0 million, or 18%, primarily due to incremental direct operating expenses of $62.0 million resulting from the timing of our Merger and the acquisitions noted above. We also had increased costs associated with the higher ticket sales internationally and the transition of the artist-related online business noted above, partially offset by lower domestic direct costs and a reduction of $1.7 million relating to our Paciolan divestiture.

Ticketing selling, general and administrative expenses increased $65.9 million, or 18%, during the year ended December 31, 2011 as compared to the prior year. Excluding the increase of $7.7 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $58.2 million, or 16%, primarily due to incremental expenses of $39.9 million resulting from the timing of our Merger and the acquisitions noted above. We also increased operating costs related to our technology platform as we began the first year of development during 2011 and also transitioned the artist-related online business as noted above. Partially offsetting these increases were lower litigation settlement accruals and a reduction of $1.1 million relating to our Paciolan divestiture.

Ticketing depreciation and amortization increased $19.1 million, or 14%, during the year ended December 31, 2011 as compared to the prior year. Excluding the increase of $2.2 million related to the impact of changes in foreign exchange rates, depreciation and amortization increased $16.9 million, or 12%, primarily due to incremental depreciation and amortization of $11.6 million resulting from the timing of our Merger and the acquisitions noted above along with increased amortization resulting from the addition of technology definite-lived intangible assets from our Merger.

Ticketing gain on sale of operating assets was $0.1 million for the year ended December 31, 2011 as compared to a loss on sale of operating assets of $5.2 million for the prior year primarily due to the sale of Paciolan in March 2010.

The increase in operating income for Ticketing was primarily due to the impact from the Merger and other acquisitions, higher ticket sales, upsell revenue and earnings from the 2012 Olympics, partially offset by investments in our technology platform.

Artist Nation Results of Operations

Our Artist Nation segment operating results were, and discussions of significant variances are, as follows:

				% Change	% Change
	Year Ended December 31,			2012 vs. 2011	2011 vs. 2010
	2012	2011	2010
(in thousands)

Revenue	$399,940	$393,129	$362,159	2%	9%
Direct operating expenses	263,896	260,884	233,016	1%	12%
Selling, general and administrative expenses	99,786	113,199	93,995	(12)%	20%
Depreciation and amortization	115,696	50,412	41,520	*	21%
Loss (gain) on sale of operating assets	(42)	1,264	20	*	*
Acquisition transaction expenses	1,163	(7,758)	6,277	*	*

Operating loss	$(80,559)	$(24,872)	$(12,669)	*	96%

Operating margin	(20.1)%	(6.3)%	(3.5)%

Adjusted operating income **	$38,134	$47,178	$46,553	(19)%	1%

*	Percentages are not meaningful.
**	AOI is a non-GAAP financial disclosure and is discussed in more detail and reconciled to operating income (loss) below.

Year Ended 2012 Compared to Year Ended 2011

Artist Nation revenue increased $6.8 million, or 2%, during the year ended December 31, 2012 as compared to the prior year. Excluding the decrease of $0.3 million related to the impact of changes in foreign exchange rates, revenue increased $7.1 million, or 2%, primarily due to increased sales of premium ticket packages and incremental revenue of $9.5 million resulting from the acquisition of T-Shirt Printers in October 2011. These increases were partially offset by reduced tour merchandise sales and the transition of the online fan club activity to the Ticketing segment in 2011.

Artist Nation direct operating expenses increased $3.0 million, or 1%, during the year ended December 31, 2012 as compared to the prior year. Excluding the decrease of $0.4 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $3.4 million, or 1%, primarily due to increased cost for premium ticket packages and incremental direct operating expenses of $8.4 million resulting from the acquisition noted above. These increases were partially offset by lower costs for tour merchandise due to reduced sales and the transition of the online fan club activity noted above.

Artist Nation selling, general and administrative expenses decreased $13.4 million, or 12%, during the year ended December 31, 2012 as compared to the prior year primarily due to $24.4 million of stock-based compensation expense recorded in the first quarter of 2011 related to the acquisition of the remaining interests in Front Line partially offset by incremental costs related to Irving Azoff leaving of $5.5 million and $1.9 million resulting from the acquisition above along with higher compensation-related costs related to the management business.

Artist Nation depreciation and amortization increased $65.3 million, or 130%, during the year ended December 31, 2012 as compared to the prior year primarily due to an impairment charge of $62.7 million related to certain client/vendor relationship intangibles in the management business based on current expectations related to future cash flows on this business.

Artist Nation loss on sale of operating assets decreased $1.3 million during the year ended December 31, 2012 as compared to the prior year primarily due to the sale of an artist management company in January 2011.

Artist Nation acquisition transaction expenses increased $10.0 million for the year ended December 31, 2012 as compared to the prior year primarily due to reductions in 2011 in the fair value of acquisition-related contingent consideration.

The increased operating loss for Artist Nation was driven by the impairment of certain client/vendor relationship intangibles in 2012 partially offset by lower stock-based compensation expense from the 2011 acquisitions of the remainder of Front Line.

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

Artist Nation selling, general and administrative expenses increased $19.2 million, or 20%, during the year ended December 31, 2011 as compared to the prior year primarily due to incremental stock-based compensation expense of $24.4 million related to the first quarter 2011 acquisition of the remaining interests in Front Line along with incremental selling, general and administrative expenses of $5.2 million resulting from the timing of our Merger and the acquisitions noted above. Partially offsetting these increases were declines in selling, general and administrative expenses resulting from the transition of the artist-related online businesses to Ticketing.

Artist Nation depreciation and amortization increased $8.9 million, or 21%, during the year ended December 31, 2011 as compared to the prior year primarily due to incremental amortization of definite-lived intangible assets resulting from our Merger and other acquisitions and the acceleration of amortization for a trade name being phased out.

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

Sponsorship & Advertising Results of Operations

Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Year Ended December 31,			% Change 2012 vs. 2011	% Change 2011 vs. 2010
	2012	2011	2010
(in thousands)

Revenue	$247,921	$230,791	$200,146	7%	15%
Direct operating expenses	34,738	33,682	28,512	3%	18%
Selling, general and administrative expenses	38,198	32,787	30,707	17%	7%
Depreciation and amortization	1,187	483	255	*	89%
Loss on sale of operating assets	-	-	6	*	*

Operating income	$173,798	$163,839	$140,666	6%	16%

Operating margin	70.1%	71.0%	70.3%

Adjusted operating income **	$175,619	$165,081	$141,537	6%	17%

*	Percentages are not meaningful.
**	AOI is a non-GAAP financial disclosure and is discussed in more detail and reconciled to operating income (loss) below.

Year Ended 2012 Compared to Year Ended 2011

Sponsorship & Advertising revenue increased $17.1 million, or 7%, during the year ended December 31, 2012 as compared to the prior year. Excluding the decrease of $5.0 million related to the impact of changes in foreign exchange rates, revenue increased $22.1 million, or 10%, resulting primarily from expansion of existing and new sponsorship agreements, online advertising growth and higher festival sponsorships driven by increased international festival activity.

Sponsorship & Advertising direct operating expense increased $1.1 million, or 3%, during the year ended December 31, 2012 as compared to the prior year. Excluding the decrease of $0.6 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $1.7 million, or 5%, primarily driven by higher costs associated with the increase in revenue.

Sponsorship & Advertising selling, general and administrative expenses increased $5.4 million, or 17%, during the year ended December 31, 2012 as compared to the prior year. Excluding the decrease of $0.2 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $5.6 million, or 17%, primarily related to increased headcount and compensation costs to drive higher digital and sponsorship sales.

The increased operating income was primarily due to higher sponsorship and online advertising activity, including increased international festival sponsorships, partially offset by increased headcount expenses to sell and manage the higher revenue.

Year Ended 2011 Compared to Year Ended 2010

Sponsorship & Advertising revenue increased $30.6 million, or 15%, during the year ended December 31, 2011 as compared to the prior year. Excluding the increase of $4.9 million related to the impact of changes in foreign exchange rates, revenue increased $25.7 million, or 13%, primarily due to new sponsorship relationships, renewal or expansion of existing arrangements, increased online advertising and expansion of our sponsorship operations to additional countries.

Sponsorship & Advertising direct operating expense increased $5.2 million, or 18%, during the year ended December 31, 2011 as compared to the prior year. Excluding the increase of $1.0 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $4.2 million, or 15%, primarily driven by higher fulfillment costs related to the increased revenue.

The increased operating income was primarily due to new sponsor and advertising relationships and higher international festival sponsorships.

Reconciliation of Segment Adjusted Operating Income (Loss)

AOI is a non-GAAP financial measure that we define as operating income (loss) before acquisition expenses (including transaction costs, changes in the fair value of accrued acquisition-related contingent consideration arrangements, Merger bonuses, payments under the Azoff Trust note and acquisition-related severance), depreciation and amortization (including goodwill impairment), loss (gain) on sale of operating assets and non-cash and certain stock-based compensation expense (including expense associated with grants of certain stock-based awards which were classified as liabilities). We use AOI to evaluate the performance of our operating segments. We believe that information about AOI assists investors by allowing them to evaluate changes in the operating results of our portfolio of businesses separate from non-operational factors that affect net income, thus providing insights into both operations and the other factors that affect reported results. AOI is not calculated or presented in accordance with GAAP. A limitation of the use of AOI as a performance measure is that it does not reflect the periodic costs of certain amortizing assets used in generating revenue in our business. Accordingly, AOI should be considered in addition to, and not as a substitute for, operating income (loss), net income (loss), and other measures of financial performance reported in accordance with GAAP. Furthermore, this measure may vary among other companies; thus, AOI as presented herein may not be comparable to similarly titled measures of other companies.

The following table sets forth the computation of adjusted operating income (loss):

	Adjusted operating income (loss)	Non-cash and stock- based compensation expense	Loss (gain) on sale of operating assets	Depreciation and amortization	Acquisition expenses	Operating income (loss)
	(in thousands)
2012
Concerts	$31,364	$5,514	$(453)	$145,552	$847	$(120,096)
Ticketing	294,625	6,273	(225)	165,947	(179)	122,809
Artist Nation	38,134	1,876	(42)	115,696	1,163	(80,559)
Sponsorship & Advertising	175,619	634	-	1,187	-	173,798
Other and Eliminations	(1,639)	-	206	(1,654)	-	(191)
Corporate	(78,965)	22,766	-	2,829	12,840	(117,400)

Total	$459,138	$37,063	$(514)	$429,557	$14,671	$(21,639)

2011
Concerts	$30,275	$5,995	$(880)	$132,441	$(2,284)	$(104,997)
Ticketing	279,045	5,607	(96)	158,071	2,155	113,308
Artist Nation	47,178	28,132	1,264	50,412	(7,758)	(24,872)
Sponsorship & Advertising	165,081	763	-	483	(4)	163,839
Other and Eliminations	2,298	-	689	(855)	-	2,464
Corporate	(85,972)	20,148	1	2,466	22,818	(131,405)

Total	$437,905	$60,645	$978	$343,018	$14,927	$18,337

2010
Concerts	$15,366	$11,603	$(4,848)	$139,129	$(2,005)	$(128,513)
Ticketing	234,053	12,241	5,186	139,007	8,979	68,640
Artist Nation	46,553	10,205	20	41,520	7,477	(12,669)
Sponsorship & Advertising	141,537	459	6	255	151	140,666
Other and Eliminations	(250)	-	6	(511)	-	255
Corporate	(74,444)	27,099	4	2,266	28,266	(132,079)

Total	$362,815	$61,607	$374	$321,666	$42,868	$(63,700)

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

Our balance sheets reflect cash and cash equivalents of $1.0 billion at December 31, 2012 and $844.3 million at December 31, 2011. Included in the December 31, 2012 and 2011 cash and cash equivalents balance is $441.6 million and $373.9 million, respectively, of funds representing amounts equal to the face value of tickets sold on behalf of clients and the clients’ share of convenience and order processing charges, or client funds. We do not utilize client funds for our own financing or investing activities as the amounts are payable to clients. Our foreign subsidiaries hold approximately $473.5 million in cash and cash equivalents, excluding client cash. We do not intend to repatriate these funds, but would need to accrue and pay United States federal and state income taxes on any future repatriations, net of applicable foreign tax credits. We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is ninety days or less, we present the borrowings and subsequent repayments on a net basis on the statement of cash flows to better represent our financing activities. Our balance sheets reflect current and long-term debt of $1.7 billion at December 31, 2012 and $1.7 billion at December 31, 2011. Our weighted-average cost of debt, excluding the debt discounts on our term loan and convertible notes, was 5.2% at December 31, 2012.

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

At December 31, 2012 our senior secured credit facility consists of (i) a $100 million term loan A with a maturity of five and one-half years, (ii) a $900 million term loan B with a maturity of six and one-half years and (iii) a $300 million revolving credit facility with a maturity of five years. In addition, subject to certain conditions, we have the right to increase such term loan facilities by up to $200 million in the aggregate. The five-year revolving credit facility provides for borrowings up to the amount of the facility with sublimits of up to (i) $150 million to be available for the issuance of letters of credit, (ii) $50 million to be available for swingline loans and (iii) $100 million to be available for borrowings in foreign currencies. The senior secured credit facility is secured by a first priority lien on substantially all of our domestic wholly-owned subsidiaries and on 65% of the capital stock of our wholly-owned foreign subsidiaries.

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

On June 29, 2012, we entered into Amendment No. 1 to our senior secured credit agreement to, among other things, (i) modify the definition of Consolidated EBITDA to increase our allowance for restructuring, nonrecurring or other unusual loss or expense, (ii) modify the Consolidated Total Leverage Ratio and (iii) modify the definition of Applicable Percentage for purposes of Revolving Loans, Swingline Loans, B/A Drawings, Letter of Credit Fees, Term A Loans and Term B Loans (as defined in the credit agreement) in the event that our Consolidated Total Leverage Ratio equals or exceeds 4.0x.

During the year ended December 31, 2012, we made principal payments totaling $18.5 million on these term loans. At December 31, 2012, the outstanding balances on the term loans, net of discount were $939.9 million. There were no borrowings under the revolving credit facility as of December 31, 2012. Based on our letters of credit of $63.9 million, $236.1 million was available for future borrowings.

7% Senior Notes

In August 2012, we issued $225 million of 7% senior notes due 2020. Interest on the notes is payable semi-annually in cash in arrears on March 1 and September 1 of each year, beginning on March 1, 2013, and the notes will mature on September 1, 2020. We may redeem some or all of the notes at any time prior to September 1, 2016 at a price equal to 100% of the aggregate principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium using a discount rate equal to the Treasury Rate plus 50 basis points. We may also redeem up to 35% of the notes from the proceeds of certain equity offerings prior to September 1, 2015, at a price equal to 107% of the principal amount, plus any accrued and unpaid interest. In addition, on or after September 1, 2016, we may redeem at our option some or all of the notes at redemption prices that start at 103.5% of their principal amount, plus any accrued and unpaid interest to the date of redemption. We must make an offer to redeem the notes at 101% of the aggregate principal amount, plus accrued and unpaid interest to the repurchase date, if we experience certain defined changes of control. At December 31, 2012, the outstanding balance on the 7% senior notes was $225.0 million.

Borrowings under the 7% senior notes, along with the $100 million incremental term loan B, were primarily used to repay borrowings under the 10.75% senior notes, pay related fees and expenses and for general corporate purposes.

8.125% Senior Notes

In May 2010, we issued $250 million of 8.125% senior notes due 2018. Interest on the notes is payable semi-annually in cash in arrears on May 15 and November 15 of each year, beginning on November 15, 2010, and the notes will mature on May 15, 2018. We may redeem some or all of the notes at any time prior to May 15, 2014 at a price equal to 100% of the principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium using a discount rate equal to the Treasury Rate plus 50 basis points. We may also redeem up to 35% of the notes from the proceeds of certain equity offerings prior to May 15, 2013, at a price equal to 108.125% of the principal amount, plus any accrued and unpaid interest. In addition, on or after May 15, 2014, we may redeem some or all of the notes at any time at redemption prices that start at 104.063% of the principal amount. We must also offer to redeem the notes at 101% of the aggregate principal amount, plus accrued and unpaid interest to the repurchase date, if we experience certain kinds of changes of control. Borrowings on the 8.125% senior notes were primarily used to partially repay the borrowings under our and Ticketmaster’s then existing credit facilities. At December 31, 2012, the outstanding balance on the 8.125% senior notes was $250.0 million.

Other Debt

In June 2012, we entered into an additional debt agreement, where we borrowed $34.2 million of floating rate debt, primarily to fund our operations in Australia.

Debt Covenants

Our senior secured credit facility contains a number of covenants and restrictions that, among other things, require us to satisfy certain financial covenants and restrict our and our subsidiaries’ ability to incur additional debt, make certain investments and acquisitions, repurchase our stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets, merge or consolidate, and pay dividends and make distributions (with the exception of subsidiary dividends or distributions to the parent company or other subsidiaries on at least a pro-rata basis with any noncontrolling interest partners). Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the credit facility becoming immediately due and payable. The senior secured credit facility agreement has two covenants measured quarterly that relate to total leverage and interest coverage. The consolidated total leverage covenant requires us to maintain a ratio of consolidated total debt to consolidated EBITDA (both as defined in the credit agreement) of 4.5x over the trailing four consecutive quarters through December 2013. The total leverage ratio will reduce to 4.25x on March 31, 2014, 4.0x on March 31, 2015 and 3.75x on March 31, 2016. The consolidated interest coverage covenant requires us to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense (both as defined in the credit agreement) of 3.0x over the trailing four consecutive quarters.

The indentures governing our 7% senior notes and the 8.125% senior notes contain covenants that limit, among other things, our ability and the ability of our restricted subsidiaries to incur certain additional indebtedness and issue preferred stock; make certain distributions, investments and other restricted payments; sell certain assets; agree to any restrictions on the ability of restricted subsidiaries to make payments to us; merge, consolidate or sell all of our assets; create certain liens; and engage in transactions with affiliates on terms that are not arm’s length. Certain covenants, including those pertaining to incurrence of indebtedness, restricted payments, asset sales, mergers and transactions with affiliates will be suspended during any period in which the notes are rated investment grade by both rating agencies and no default or event of default under the indentures has occurred and is continuing. The 7% senior notes and the 8.125% senior notes each contain two incurrence-based financial covenants, as defined, requiring a minimum fixed charge coverage ratio of 2.0 to 1.0 and a maximum secured indebtedness leverage ratio of 2.75 to 1.0.

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

As of December 31, 2012, we believe we were in compliance with all of our debt covenants. We expect to remain in compliance with all of our debt covenants throughout 2013.

Disposal of Assets

During the year ended December 31, 2012, we received $8.3 million of proceeds primarily related to the sale of an amphitheater in Ohio. During the year ended December 31, 2011, we received $7.4 million of proceeds primarily related to the sale of an amphitheater in Texas and a payment received in the first quarter of 2011 relating to the 2010 sale of a music theater in Sweden. During the year ended December 31, 2010, we received $35.8 million of proceeds primarily related to the sale of Paciolan and a music theater in Sweden.

Uses of Cash

Acquisitions

When we make acquisitions, the acquired entity may have cash on its balance sheet at the time of acquisition. All amounts discussed in this section are presented net of any cash acquired. During 2012, we used $75.6 million in cash primarily for acquisitions in our Concerts segment of Coppel in April 2012 and Cream in May 2012.

During 2011, we used $39.5 million in cash primarily for the acquisitions in our Artist Nation segment of interests in four artist management companies in the United Kingdom and the United States, the April 2011 acquisition in our Ticketing segment of Serviticket and the December 2011 acquisition of BigChampagne, the October 2011 acquisition in our Artist Nation segment of T-Shirt Printers and the December 2011 acquisition in our Concerts segment of LN-HS Concerts.

During 2010, our cash increased by $491.5 million from acquisitions in our Concerts, Ticketing, Artist Nation and Sponsorship & Advertising segments, primarily related to Ticketmaster cash on hand at the time of the Merger partially offset by our acquisition of Ticketnet, a ticketing company in France.

Purchases of Intangibles

In 2012, we used $14.6 million in cash primarily related to the acquisition of the rights to a festival in Europe.

In 2011 and 2010, we used $2.6 million and $1.8 million, respectively, in cash primarily related to a naming rights agreement for a festival in Europe.

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

Our capital expenditures, including accruals but excluding expenditures funded by outside parties such as landlords or replacements funded by insurance companies, consisted of the following:

	Year Ended December 31,
	2012	2011	2010
		(in thousands)

Maintenance capital expenditures	$62,962	$64,351	$47,471
Revenue generating capital expenditures	60,255	47,693	26,367

Total capital expenditures	$123,217	$112,044	$73,838

Maintenance capital expenditures for 2012 decreased from the prior year primarily due to a reduction in venue-related projects and office renovations or relocations.

Revenue generating capital expenditures for 2012 increased from the prior year primarily related to our investment in technology and renovation and development of various venues.

Maintenance capital expenditures for 2011 increased from the prior year primarily due to expenditures relating to the integration of our financial systems and offices as a result of the Merger along with higher maintenance expenditures related to venues, ticketing technology and client ticketing equipment.

Revenue generating capital expenditures for 2011 increased from the prior year primarily related to the re-platforming of our ticketing system and website enhancements.

We currently expect capital expenditures to be approximately $120.0 million for the year ending December 31, 2013.

Contractual Obligations and Commitments

Firm Commitments

In addition to the scheduled maturities on our debt, we have future cash obligations under various types of contracts. We lease office space, certain equipment and many of the venues used in our concert operations under long-term operating leases. Some of our lease agreements contain renewal options and annual rental escalation clauses (generally tied to the consumer price index), as well as provisions for our payment of utilities and maintenance. We also have minimum payments associated with non-cancelable contracts related to our operations such as artist guarantee contracts. As part of our ongoing capital projects, we will enter into construction-related commitments for future capital expenditure work. The scheduled maturities discussed below represent contractual obligations as of December 31, 2012 and thus do not represent all expected expenditures for those periods.

The scheduled maturities of our outstanding long-term debt, future minimum rental commitments under non-cancelable lease agreements, minimum payments under other non-cancelable contracts and capital expenditure commitments as of December 31, 2012 are as follows:

	Payments Due by Period
	Total	2013	2014-2015	2016-2017	2018 and thereafter

	(in thousands)
Long-term debt obligations, including current maturities:
Term loans and revolving credit facility	$955,000	$22,750	$81,750	$850,500	$-
7% senior notes	225,000	-	-	-	225,000
8.125% senior notes	250,000	-	-	-	250,000
2.875% convertible senior notes (1)	220,000	-	220,000	-	-
Other long-term debt	125,660	39,300	42,268	26,180	17,912

Estimated interest payments (2)	424,854	92,245	166,182	108,249	58,178
Non-cancelable operating leases (3)	1,964,796	118,892	223,994	205,933	1,415,977
Non-cancelable contracts (3)	1,123,025	728,504	256,407	118,485	19,629
Capital expenditures	3,575	3,225	50	50	250
Contingent consideration	6,718	2,538	4,180	-	-

Total	$5,298,628	$1,007,454	$994,831	$1,309,397	$1,986,946

(1)	July 15, 2014 represents the earliest redemption date for the holders of the 2.875% convertible senior notes.

(2)	Includes interest on the 2.875% convertible senior notes through July 2014. Does not include interest on the revolving credit facility as the balance was zero as of December 31, 2012.

(3)	Commitment amounts for non-cancelable operating leases and non-cancelable contracts which stipulate an increase in the commitment amount based on an inflationary index have been estimated using an inflation factor of 2.5% for North America, 3.1% for the United Kingdom and 2.1% for the Netherlands.

During 2006, in connection with our acquisition of the Historic Theatre Group, we guaranteed obligations related to a lease agreement. In the event of default, we could be liable for obligations which have future lease payments (undiscounted) of approximately $23.1 million through the end of 2035 which are not reflected in the table above. The scheduled future minimum rentals for this lease for the years 2013 through 2017 are $1.6 million each year. The venues under the lease agreement were included in the sale of our North American theatrical business. The buyer assumed our obligations under the guaranty, however we remain contingently liable to the lessor. We believe that the likelihood of a material liability being triggered under this lease is remote, and no liability has been accrued for these contingent lease obligations as of December 31, 2012.

Aggregate minimum rentals of $87.3 million to be received in years 2013 through 2020 under non-cancelable subleases are excluded from the commitment amounts in the above table.

Guarantees of Third-Party Obligations

As of December 31, 2012 and 2011, we guaranteed the debt of third parties of approximately $12.7 million and $13.1 million for each of the respective periods, primarily related to maximum credit limits on employee and tour-related credit cards and obligations under a venue management agreement.

Cash Flows

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Cash provided by (used in):
Operating activities	$367,098	$135,705	$158,518
Investing activities	$(203,791)	$(152,017)	$452,987
Financing activities	$(19,891)	$(44,379)	$49,086

Operating Activities

Year Ended 2012 Compared to Year Ended 2011

Cash provided by operating activities was $367.1 million for the year ended December 31, 2012, compared to $135.7 million for the year ended December 31, 2011. The $231.4 million increase in cash provided by operating activities resulted primarily from net changes in the event-related operating accounts which are dependent on the timing of ticket sales along with the size and number of events for upcoming periods. During 2012, we sold more tickets for future events than we did in 2011 which increased deferred revenue, partially offset by higher payments of prepaid event-related expenses for those future events. In addition, we collected more accounts receivable, had lower long-term artist-related payments and paid less accrued event-related expenses as compared to the same period in the prior year. Also contributing to the increase in cash provided by operating activities was $22.2 million in payments made in 2011 related to the acquisition of certain remaining equity interests in Front Line that were classified as liabilities.

Year Ended 2011 Compared to Year Ended 2010

Cash provided by operating activities was $135.7 million for the year ended December 31, 2011, compared to $158.5 million for the year ended December 31, 2010. The $22.8 million decrease in cash provided by operating activities resulted primarily from the net changes in the operating balance sheet accounts largely offset by the increase in the cash-related portion of net income. In 2011, we received less deferred revenue and increased accounts receivable and other assets partially offset by lower prepaid expenses as compared to the prior year. Also contributing to the decrease in cash provided by operating activities was $22.2 million in payments made in 2011 related to the acquisition of certain remaining equity interests in Front Line that were classified as liabilities.

Investing Activities

Year Ended 2012 Compared to Year Ended 2011

Cash used in investing activities was $203.8 million for the year ended December 31, 2012, compared to $152.0 million for the year ended December 31, 2011. The $51.8 million increase in cash used in investing activities is primarily due to higher payments for acquisitions, purchases of property, plant and equipment, primarily related to technology, and intangible assets partially offset by lower payments for investments made in nonconsolidated affiliates. See “—Uses of Cash” above for further discussion.

Year Ended 2011 Compared to Year Ended 2010

Cash used in investing activities was $152.0 million for the year ended December 31, 2011, compared to cash provided by investing activities of $453.0 million for the year ended December 31, 2010. The $605.0 million increase in cash used in investing activities was primarily due to $576.5 million of cash acquired in the Merger in 2010, less proceeds from the disposals of assets and an increase in purchases of property, plant and equipment.

Financing Activities

Year Ended 2012 Compared to Year Ended 2011

Cash used in financing activities was $19.9 million for the year ended December 31, 2012, compared to $44.4 million for the year ended December 31, 2011. The $24.5 million decrease in cash used in financing activities is primarily a result of net proceeds received in 2012 from the issuance of the 7% senior notes and increased term loan B borrowings, after repayment of the 10.75% senior notes and related costs, along with additional financing to fund Australian operations as compared to a net pay down in 2011 on the term loans. We also made less payments of deferred and contingent consideration in 2012 as compared to the same period in 2011. Also contributing to the decrease was cash used in 2011 for purchases of non-controlling interests for the remaining equity interests in Front Line. These decreases in cash used were partially offset by proceeds received in 2011 from the sale of common stock in connection with the subscription agreement with Liberty Media.

Year Ended 2011 Compared to Year Ended 2010

Cash used in financing activities was $44.4 million for the year ended December 31, 2011, compared to cash provided by financing activities of $49.1 million for the year ended December 31, 2010. The $93.5 million increase in cash used in financing activities was primarily a result of net proceeds received in 2010 from the issuance of $250 million of 8.125% senior notes and our new senior secured credit facility, after repayment of the borrowings under the Live Nation and Ticketmaster credit facilities, payment of debt issuance costs and the redemption of preferred stock, as compared to only a net pay down in 2011 on the term loans. The increase was also a result of cash used for purchases of non-controlling interests, primarily related to the 2011 acquisition of the remaining equity interests in Front Line. These increases were partially offset by proceeds received in 2011 from the sale of common stock in connection with the subscription agreement with Liberty Media.

Seasonality

Our Concerts and Artist Nation segments typically experience higher operating income in the second and third quarters as our outdoor venues and international festivals are primarily used or occur during May through September, and our artists touring activity is higher. In addition, the timing of ticket on-sales and the tours of top-grossing acts can impact comparability of quarterly results year over year, although annual results may not be impacted. Our Ticketing segment sales are impacted by fluctuations in the availability of events for sale to the public, which vary depending upon scheduling by our clients.

Cash flows from our Concerts segment typically have a slightly different seasonality as payments are often made for artist performance fees and production costs in advance of the date the related event tickets go on sale. These artist fees and production costs are expensed when the event occurs. Generally, all costs related to events are expensed when the event occurs with the exception of advertising costs which are expensed either at the time of the event or annually for future shows. Once tickets for an event go on sale, we generally begin to receive payments from ticket sales in advance of when the event occurs for events at our owned and/or operated venues. We record these ticket sales as revenue when the event occurs.

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

Foreign Currency Risk

We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. As a result, our financial results are affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported operating income of $114.1 million for the year ended December 31, 2012. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the year ended December 31, 2012 by $11.4 million. As of December 31, 2012, our primary foreign exchange exposure included the Euro, British Pound and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities.

We primarily use forward currency contracts in addition to options to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. We also enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income and short-term intercompany loans. At December 31, 2012, we had forward currency contracts and options outstanding with a notional amount of $100.0 million.

Interest Rate Risk

Our market risk is also affected by changes in interest rates. We had $1.7 billion of total debt, net of unamortized discounts and premiums, outstanding as of December 31, 2012. Of the total amount, taking into consideration existing interest rate hedges, we had $854.1 million of fixed-rate debt and $885.9 million of floating-rate debt.

Based on the amount of our floating-rate debt as of December 31, 2012, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $2.3 million when the floor rate is not applicable. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of December 31, 2012 with no subsequent change in rates for the remainder of the period.

At December 31, 2012, we have one interest rate cap agreement that is designated as a cash flow hedge for accounting purposes. The interest rate cap had a notional amount of $77.5 million at December 31, 2012, to limit our cash flow exposure to an interest rate of 4% per annum. This agreement expires on June 30, 2013. The fair value of this agreement at December 31, 2012 was a de minimis asset. This agreement was put in place to reduce the variability of a portion of the cash flows from the interest payments related to the May 2010 senior secured credit facility. The terms of the May 2010 senior secured credit facility require one or more interest rate protection agreements, with an effect of fixing or limiting the interest costs, for at least 50% of the consolidated total funded debt as of the closing date for at least three years. Upon the execution of this interest rate cap agreement, the existing interest rate protection agreements fully met this requirement.

At December 31, 2012, we have an interest rate swap agreement that is designated as a cash flow hedge for accounting purposes. The interest rate swap had a notional amount of $15.6 million at December 31, 2012 to effectively convert a portion of our floating-rate debt to a fixed-rate basis and expires in May 2015. The fair value of this agreement at December 31, 2012 was a liability of $0.2 million. This agreement was put into place to reduce the variability of the cash flows from the interest payments related to certain financing.

Through our AMG subsidiary, we have two interest rate swap agreements with a $32.2 million aggregate notional amount that effectively convert a portion of our floating-rate debt to a fixed-rate basis. Both agreements expire in December 2015. Also, in connection with the financing of the redevelopment of the O2 Dublin, we have an interest rate swap agreement with a notional amount of $8.5 million that expires in December 2013 effectively converting a portion of our floating-rate debt to a fixed-rate basis. These interest rate swap agreements have not been designated as hedging instruments. Therefore, any change in fair value is recorded in earnings during the period of the change.

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

In July 2012, the FASB issued guidance which gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired, and in some cases, bypass the two-step impairment test. This guidance is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption of the new guidance is permitted. We adopted this guidance on October 1, 2012.

Recently Issued Pronouncements

In February 2013, the FASB issued guidance which requires companies to disclose additional information about reclassification adjustments, including (1) changes in accumulated other comprehensive income balances by component and (2) significant items reclassified out of accumulated other comprehensive income. The new disclosure requirements are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2012. We will adopt this guidance on January 1, 2013 and the adoption of this standard will not have a material effect on our financial position or results of operations.

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

Consolidation

We consolidate entities in which we own more than 50% of the voting common stock and control operations and also variable interest entities for which we are the primary beneficiary. Investments in nonconsolidated affiliates in which we own more than 20% of the voting common stock or otherwise exercise significant influence over operating and financial policies, but not control of the nonconsolidated affiliate, are accounted for using the equity method of accounting. Investments in nonconsolidated affiliates in which we own less than 20% of the voting common stock are accounted for using the cost method of accounting. Intercompany accounts among the consolidated businesses have been eliminated in consolidation. Net income (loss) attributable to noncontrolling interests is reflected in the statements of operations for consolidated affiliates.

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

Business Combinations

We account for our business combinations under the acquisition method of accounting. Identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree are recognized and measured as of the acquisition date at fair value. Additionally, contingent consideration is recorded at fair value on the acquisition date and classified as a liability. Goodwill is recognized to the extent by which the aggregate of the acquisition-date fair value of the consideration transferred and any noncontrolling interests in the acquiree exceeds the recognized basis of the identifiable assets acquired, net of assumed liabilities. Determining the fair value of assets acquired, liabilities assumed and noncontrolling interests requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates and asset lives among other items.

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

We test for possible impairment of indefinite-lived intangible assets on at least an annual basis. Based on facts and circumstances, we perform either a qualitative or a quantitative assessment for impairment. If a qualitative assessment is performed, and the existence of events and circumstances indicate that it is more likely than not that an indefinite-lived intangible asset is impaired, then we perform the quantitative impairment test by comparing the fair value with the carrying amount. When specific assets are determined to be impaired, the cost basis of the asset is reduced to reflect the current fair value.

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

Goodwill

We review goodwill for impairment annually, as of October 1, using a three-step process. The first step is a qualitative evaluation as to whether it is more likely than not that the fair value of any of our reporting units are less than its carrying value using an assessment of relevant events and circumstances. Examples of such events and circumstances include financial performance, industry and market conditions, macroeconomic conditions, reporting unit-specific events, historical results of goodwill impairment testing and the timing of the last performance of a quantitative assessment. If any reporting units are concluded to be more likely than not impaired, a second step is performed for that reporting unit. This second step, used to quantitatively screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The third step, employed for any reporting unit that fails the second step, is used to measure the amount of any potential impairment and compares the implied fair value of the reporting unit’s goodwill with the carrying amount of goodwill. If a reporting unit’s carrying value is negative, we do not follow this three step process. In this case, a qualitative evaluation is performed to determine whether it is more likely than not that the reporting unit’s goodwill is impaired. If it is, the third step discussed above is performed to measure the amount of any potential impairment.

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

In developing fair values for our reporting units, we may employ a market multiple or a discounted cash flow methodology, or a combination thereof. The market multiple methodology compares us to similar companies on the basis of risk characteristics to determine its risk profile relative to the comparable companies as a group. This analysis generally focuses on quantitative considerations, which include financial performance and other quantifiable data, and qualitative considerations, which include any factors which are expected to impact future financial performance. The most significant assumptions affecting the market multiple methodology are the market multiples and control premium. A control premium represents the value an investor would pay above noncontrolling interest transaction prices in order to obtain a controlling interest in the respective company.

The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The discounted cash flow methodology uses our projections of financial performance. The most significant assumptions used in the discounted cash flow methodology are the discount rate, the attrition rate and expected future revenue and operating margins, which vary among reporting units.

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

Revenue from our ticketing operations primarily consists of convenience and order processing fees charged at the time a ticket for an event is sold and is recorded on a net basis (net of the face value of the ticket). For tickets sold for events at our owned and/or operated venues in the United States, and where we control the tickets internationally, this revenue is recognized after the performance occurs upon settlement of the event. Revenue for these ticket fees collected in advance of the event is recorded as deferred revenue until the event occurs. These fees will be shared between our Ticketing segment and our Concerts segment. For tickets sold for events at third-party venues, this revenue is recognized at the time of the sale and is recorded by our Ticketing segment.

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

Non-cash and Stock-Based Compensation

We follow the fair value recognition provisions of the FASB guidance for stock compensation. In accordance with this guidance, we continue to use the Black-Scholes option pricing model to estimate the fair value of our stock options at the date of grant. Judgment is required in estimating the amount of stock-based awards expected to be forfeited prior to vesting. If actual forfeitures differ significantly from these estimates, non-cash compensation expense could be materially impacted.

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

Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges is as follows:

Year Ended December 31,
2012	2011	2010	2009	2008
*	*	*	*	*

*	For the years ended December 31, 2012, 2011, 2010, 2009 and 2008, fixed charges exceeded earnings from continuing operations before income taxes and fixed charges by $142.1 million, $104.4 million, $193.6 million, $116.5 million and $358.6 million, respectively.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Live Nation Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of Live Nation Entertainment, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Live Nation Entertainment, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Live Nation Entertainment, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 26, 2013

LIVE NATION ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(in thousands except share data)
ASSETS
Current assets
Cash and cash equivalents	$1,001,055	$844,253
Accounts receivable, less allowance of $19,794 and $16,986 in 2012 and 2011, respectively	415,790	389,346
Prepaid expenses	359,936	316,491
Other current assets	36,031	26,700

Total current assets	1,812,812	1,576,790

Property, plant and equipment
Land, buildings and improvements	852,175	851,812
Computer equipment and capitalized software	338,919	261,475
Furniture and other equipment	200,743	172,250
Construction in progress	56,822	60,652

	1,448,659	1,346,189
Less accumulated depreciation	726,873	626,053

	721,786	720,136
Intangible assets
Definite-lived intangible assets, net	724,463	873,712
Indefinite-lived intangible assets	377,463	377,160
Goodwill	1,357,827	1,257,644
Investments in nonconsolidated affiliates	46,160	55,796
Other long-term assets	250,295	216,106

Total assets	$5,290,806	$5,077,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, client accounts	$557,953	$473,956
Accounts payable	102,718	87,627
Accrued expenses	626,723	579,566
Deferred revenue	402,002	273,536
Current portion of long-term debt	62,050	52,632
Other current liabilities	16,726	25,236

Total current liabilities	1,768,172	1,492,553

Long-term debt, net	1,677,955	1,652,629
Long-term deferred income taxes	199,596	186,298
Other long-term liabilities	94,409	120,693
Commitments and contingent liabilities

Redeemable noncontrolling interests	42,100	8,277

Stockholders’ equity
Preferred stock—Series A Junior Participating, $.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Preferred stock, $.01 par value; 30,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value; 450,000,000 shares authorized; 190,853,380 and 189,536,279 shares issued and outstanding in 2012 and 2011, respectively	1,877	1,868
Additional paid-in capital	2,272,882	2,243,587
Accumulated deficit	(908,418)	(745,191)
Cost of shares held in treasury (578,570 shares in 2011)	-	(2,787)
Accumulated other comprehensive loss	(10,923)	(36,374)

Total Live Nation Entertainment, Inc. stockholders’ equity	1,355,418	1,461,103
Noncontrolling interests	153,156	155,791

Total stockholders’ equity	1,508,574	1,616,894

Total liabilities and stockholders’ equity	$5,290,806	$5,077,344

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
	(in thousands except share and per share data)

Revenue	$5,819,047	$5,383,998	$5,063,748
Operating expenses:
Direct operating expenses	4,151,277	3,789,488	3,658,310
Selling, general and administrative expenses	1,143,632	1,111,969	1,014,491
Depreciation and amortization	429,557	343,018	321,666
Loss (gain) on sale of operating assets	(514)	978	374
Corporate expenses	113,364	112,157	110,252
Acquisition transaction expenses	3,370	8,051	22,355

Operating income (loss)	(21,639)	18,337	(63,700)

Interest expense	123,740	120,414	116,527
Loss (gain) on extinguishment of debt	(460)	-	21,315
Interest income	(4,170)	(4,215)	(3,771)
Equity in earnings of nonconsolidated affiliates	(9,921)	(7,742)	(4,928)
Other expense (income), net	1,333	6,507	(4,189)

Loss from continuing operations before income taxes	(132,161)	(96,627)	(188,654)
Income tax expense (benefit)	29,736	(26,224)	15,154

Loss from continuing operations	(161,897)	(70,403)	(203,808)
Loss from discontinued operations, net of tax	-	-	(4,228)

Net loss	(161,897)	(70,403)	(208,036)
Net income attributable to noncontrolling interests	1,330	12,613	20,354

Net loss attributable to common stockholders of Live Nation Entertainment, Inc.	$(163,227)	$(83,016)	$(228,390)

Basic and diluted net loss per common share attributable to common stockholders of Live Nation Entertainment, Inc.:
Loss from continuing operations	$(0.87)	$(0.46)	$(1.36)
Loss from discontinued operations	-	-	(0.03)

Net loss attributable to common stockholders of Live Nation Entertainment, Inc.	$(0.87)	$(0.46)	$(1.39)

Weighted average common shares outstanding:
Basic and diluted	186,955,748	182,388,070	164,410,167

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2012	2011	2010
	(in thousands)

Net loss	$(161,897)	$(70,403)	$(208,036)
Other comprehensive income (loss), net of tax:
Realized loss on cash flow hedges	-	-	6,920
Unrealized loss on cash flow hedges	(164)	(159)	(218)
Change in funded status of defined benefit pension plan	(390)	(42)	(179)
Foreign currency translation adjustments	26,005	(13,929)	(32,966)

Comprehensive loss	(136,446)	(84,533)	(234,479)
Comprehensive income attributable to noncontrolling interests	1,330	12,613	20,354

Comprehensive loss attributable to common stockholders of Live Nation Entertainment, Inc.	$(137,776)	$(97,146)	$(254,833)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Live Nation Entertainment, Inc. Stockholders’ Equity
	Redeemable Noncontrolling Interests	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	(in thousands)	(in thousands, except share data)
Balances at December 31, 2009	$-	86,016,572	$860	$1,090,572	$(433,785)	$(9,529)	$4,199	$73,124	$725,441
Non-cash and stock-based compensation	19	701,372	7	49,696	-	624	-	-	50,327
Exercise of stock options	-	1,063,536	11	5,847	-	2,782	-	-	8,640
Acquisitions	98,474	84,612,350	846	920,643	-	1	-	60,206	981,696
Acquisitions of noncontrolling interests	-	-	-	3,573	-	-	-	(10,116)	(6,543)
Sales of noncontrolling interests	-	-	-	(120)	-	-	-	-	(120)
Redeemable noncontrolling interests fair value adjustments	17,687	-	-	(17,687)	-	-	-	-	(17,687)
Cash dividends, net of tax	(7,754)	-	-	709	-	-	-	(7,201)	(6,492)
Comprehensive income (loss):
Net income (loss)	(885)	-	-	-	(228,390)	-	-	21,239	(207,151)
Realized loss on cash flow hedges	-	-	-	-	-	-	6,920	-	6,920
Unrealized loss on cash flow hedges	-	-	-	-	-	-	(218)	-	(218)
Change in funded status of defined benefit pension plan	-	-	-	-	-	-	(179)	-	(179)
Currency translation adjustment	-	-	-	-	-	-	(32,966)	-	(32,966)

Balances at December 31, 2010	$107,541	172,393,830	$1,724	$2,053,233	$(662,175)	$(6,122)	$(22,244)	$137,252	$1,501,668

Non-cash and stock-based compensation	-	193,661	2	27,861	-	3,323	-	-	31,186
Exercise of stock options	-	525,313	5	2,688	-	12	-	-	2,705
Sale of common shares	-	7,300,000	73	76,419	-	-	-	-	76,492
Acquisitions	8,268	6,377,144	64	-	-	-	-	4,614	4,678
Acquisitions of noncontrolling interests	(98,067)	-	-	85,590	-	-	-	9,294	94,884
Sales of noncontrolling interests	-	-	-	-	-	-	-	(3,139)	(3,139)
Redeemable noncontrolling interests fair value adjustments	1,937	-	-	(1,937)	-	-	-	-	(1,937)
Noncontrolling interests contributions	-	-	-	-	-	-	-	3,539	3,539
Cash dividends, net of tax	(5,570)	-	-	-	-	-	-	(13,347)	(13,347)
Other	(710)	-	-	(267)	-	-	-	(157)	(424)
Comprehensive income (loss):
Net income (loss)	(5,122)	-	-	-	(83,016)	-	-	17,735	(65,281)
Realized loss on cash flow hedges	-	-	-	-	-	-	-	-	-
Unrealized loss on cash flow hedges	-	-	-	-	-	-	(159)	-	(159)
Change in funded status of defined benefit pension plan	-	-	-	-	-	-	(42)	-	(42)
Currency translation adjustment	-	-	-	-	-	-	(13,929)	-	(13,929)

Balances at December 31, 2011	$8,277	186,789,948	$1,868	$2,243,587	$(745,191)	$(2,787)	$(36,374)	$155,791	$1,616,894

	Live Nation Entertainment, Inc. Stockholders’ Equity
	Redeemable Noncontrolling Interests	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	(in thousands)	(in thousands, except share data)
Non-cash and stock-based compensation	-	601,594	6	28,913	-	2,787	-	-	31,706
Exercise of stock options	-	259,799	3	1,140	-	-	-	-	1,143
Acquisitions	37,866	-	-	-	-	-	-	15,540	15,540
Acquisitions of noncontrolling interests	-	-	-	43	-	-	-	(279)	(236)
Redeemable noncontrolling interests fair value adjustments	801	-	-	(801)	-	-	-	-	(801)
Noncontrolling interests contributions	-	-	-	-	-	-	-	825	825
Cash dividends, net of tax	-	-	-	-	-	-	-	(20,079)	(20,079)
Exercise of put option	(4,000)	-	-	-	-	-	-	-	-
Other	682	-	-	-	-	-	-	(1,498)	(1,498)
Comprehensive income (loss):
Net income (loss)	(1,526)	-	-	-	(163,227)	-	-	2,856	(160,371)
Unrealized loss on cash flow hedges	-	-	-	-	-	-	(164)	-	(164)
Change in funded status of defined benefit pension plan	-	-	-	-	-	-	(390)	-	(390)
Currency translation adjustment	-	-	-	-	-	-	26,005	-	26,005

Balances at December 31, 2012	$42,100	187,651,341	$1,877	$2,272,882	$(908,418)	$-	$(10,923)	$153,156	$1,508,574

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
		(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(161,897)	$(70,403)	$(208,036)
Reconciling items:
Depreciation	124,593	129,177	135,573
Amortization	304,964	213,841	186,093
Impairment of operational assets	-	-	13,373
Deferred income tax benefit	(10,957)	(45,603)	(25,021)
Amortization of debt issuance costs and discount/premium, net	16,696	13,059	11,437
Provision for uncollectible accounts receivable and advances	8,787	9,272	6,606
Non-cash (gain) loss on extinguishment of debt	(460)	-	8,272
Non-cash compensation expense	37,063	50,045	52,395
Unrealized changes in fair value of contingent consideration	(894)	(11,691)	3,171
Loss (gain) on sale of operating assets	(514)	978	4,602
Equity in earnings of nonconsolidated affiliates	(9,921)	(7,742)	(4,928)
Other, net	1,642	2,481	-
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(20,319)	(79,807)	(4,581)
Decrease (increase) in prepaid expenses	(69,175)	73,314	(22,570)
Increase in other assets	(41,707)	(83,928)	(41,686)
Increase in accounts payable, accrued expenses and other liabilities	64,437	6,817	386
Increase (decrease) in deferred revenue	124,760	(64,105)	43,432

Net cash provided by operating activities	367,098	135,705	158,518

CASH FLOWS FROM INVESTING ACTIVITIES
Distributions from nonconsolidated affiliates	9,241	9,273	5,863
Investments made in nonconsolidated affiliates	(3,788)	(15,770)	(3,458)
Purchases of property, plant and equipment	(123,811)	(107,500)	(75,578)
Proceeds from disposal of operating assets, net of cash divested	8,293	7,391	35,756
Cash paid for acquisitions, net of cash acquired	(75,641)	(39,465)	491,531
Purchases of intangible assets	(14,562)	(2,591)	(1,790)
Decrease (increase) in other, net	(3,523)	(3,355)	663

Net cash provided by (used in) investing activities	(203,791)	(152,017)	452,987

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	538,124	(669)	1,352,856
Payments on long-term debt	(525,060)	(31,338)	(1,233,020)
Redemption of preferred stock	-	-	(40,000)
Contributions from noncontrolling interests	825	711	429
Distributions to noncontrolling interests	(20,079)	(20,863)	(14,955)
Purchases and sales of noncontrolling interests, net	(4,259)	(47,610)	(6,670)
Proceeds from exercise of stock options	1,143	2,705	8,640
Proceeds from sale of common stock	-	76,492	-
Equity issuance costs	-	-	(357)
Payments for purchases of common stock	-	-	(1,567)
Payments for deferred and contingent consideration	(10,585)	(23,807)	(16,270)

Net cash provided by (used in) financing activities	(19,891)	(44,379)	49,086
Effect of exchange rate changes on cash and cash equivalents	13,386	12,186	(4,788)

Net increase (decrease) in cash and cash equivalents	156,802	(48,505)	655,803
Cash and cash equivalents at beginning of period	844,253	892,758	236,955

Cash and cash equivalents at end of period	$1,001,055	$844,253	$892,758

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for:
Interest	$107,975	$107,288	$89,876
Income taxes, net of refunds	$(2,238)	$37,746	$50,579

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History

Live Nation was incorporated in Delaware on August 2, 2005 in preparation for the contribution and transfer by Clear Channel of substantially all of its entertainment assets and liabilities to the Company. The Company completed the Separation on December 21, 2005 and became a publicly traded company on the New York Stock Exchange trading under the symbol “LYV.” Prior to the Separation, Live Nation was a wholly-owned subsidiary of Clear Channel.

On January 25, 2010, the Company merged with Ticketmaster. Effective on the date of the Merger, Ticketmaster became a wholly-owned subsidiary of Live Nation and Live Nation, Inc. changed its name to Live Nation Entertainment, Inc. Ticketmaster’s results of operations are included in the Company’s consolidated financial statements beginning January 26, 2010. See Note 3—Acquisitions for prior year pro forma information regarding the impacts of the Merger.

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

Included in the December 31, 2012 and 2011 cash and cash equivalents balance is $441.6 million and $373.9 million, respectively, of funds representing amounts equal to the face value of tickets sold on behalf of clients and the clients’ share of convenience and order processing charges (“client funds”). The Company does not utilize client funds for its own financing or investing activities as the amounts are payable to clients and these amounts due are included in accounts payable, client accounts.

The Company’s available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash in operating accounts and invested cash. Cash held in operating accounts in many cases exceeds the Federal Deposit Insurance Corporation insurance limits. The invested cash is held in interest-bearing funds in bank deposits and money market funds.

While the Company monitors cash and cash equivalents balances in its operating accounts on a regular basis and adjusts the balances as appropriate, these balances could be impacted in the future if the underlying financial institutions fail. To date, the Company has experienced no loss or lack of access to its cash or cash equivalents; however, the Company can provide no assurances that access to its cash and cash equivalents will not be impacted in the future by adverse conditions in the financial markets.

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

Ticketing Contract Advances

Ticketing contract advances, which can be either recoupable or non-recoupable, represent amounts paid in advance to the Company’s clients pursuant to ticketing agreements. Recoupable ticketing contract advances are generally recoupable against future royalties earned by the clients, based on the contract terms, over the life of the contract. Non-recoupable ticketing contract advances, excluding those amounts paid to support clients’ advertising costs, are fixed additional incentives occasionally paid by the Company to secure exclusive rights with certain clients and are normally amortized over the life of the contract on a straight-line basis. Amortization of these non-recoupable ticketing contract advances is included in depreciation and amortization in the statements of operations. For the years ended December 31, 2012, 2011 and 2010, the Company amortized $48.1 million, $38.6 million and $24.1 million, respectively, related to non-recoupable ticketing contract advances.

Business Combinations

The Company accounts for its business combinations under the acquisition method of accounting. Identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree are recognized and measured as of the acquisition date at fair value. Additionally, any contingent consideration is recorded at fair value on the acquisition date and classified as a liability. Goodwill is recognized to the extent by which the aggregate of the acquisition-date fair value of the consideration transferred and any noncontrolling interests in the acquiree exceeds the recognized basis of the identifiable assets acquired, net of assumed liabilities. Determining the fair value of assets acquired, liabilities assumed and noncontrolling interests requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates and asset lives among other items.

Property, Plant and Equipment

Property, plant and equipment are stated at cost or fair value at date of acquisition. Depreciation, which is recorded for both owned assets and assets under capital leases, is computed using the straight-line method over their estimated useful lives, which are as follows:

Buildings and improvements — 10 to 50 years

Computer equipment and capitalized software — 3 to 10 years

Furniture and other equipment — 3 to 10 years

Leasehold improvements are depreciated over the shorter of the economic life or associated lease term assuming the Company exercises renewal periods, if appropriate. Expenditures for maintenance and repairs are charged to operations as incurred, whereas expenditures for renewal and improvements are capitalized.

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

Intangible Assets

The Company classifies intangible assets as definite-lived and indefinite-lived. Definite-lived intangibles primarily include revenue-generating contracts, client/vendor relationships, non-compete agreements, venue management and leasehold agreements, technology and trademarks and naming rights, all of which are amortized either pro-rata over the respective lives of the agreements, typically three to twenty years, or on a basis more representative of the time pattern over which the benefit is derived. The Company periodically reviews the appropriateness of the amortization periods related to its definite-lived intangible assets. These assets are stated at cost or fair value. Indefinite-lived intangibles primarily include trade names. The excess cost over fair value of net assets acquired is classified as goodwill. Goodwill and indefinite-lived intangibles are not subject to amortization, but are reviewed for impairment at least annually.

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

The Company tests for possible impairment of indefinite-lived intangible assets at least annually. Depending on facts and circumstances, qualitative factors may first be assessed to determine whether the existence of events and circumstances indicate that it is more likely than not that an indefinite-lived intangible asset is impaired. If it is concluded that it is more likely than not impaired, then the Company performs a quantitative impairment test by comparing the fair value with the carrying amount. If the qualitative assessment is not performed first, the Company performs only this quantitative test. When specific assets are determined to be impaired, the cost basis of the asset is reduced to reflect the current fair value. Any such impairment charge would be recorded in depreciation and amortization in the statement of operations.

The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows.

Goodwill

The Company reviews goodwill for impairment at least annually, as of October 1, using a three-step process. The first step is a qualitative evaluation as to whether it is more likely than not that the fair value of any of the Company’s reporting units is less than its carrying value using an assessment of relevant events and circumstances. Examples of such events and circumstances include financial performance, industry and market conditions, macroeconomic conditions, reporting unit-specific events, historical results of goodwill impairment testing and the timing of the last performance of a quantitative assessment. If any reporting units are concluded to be more likely than not impaired, a second step is performed for that reporting unit. This second step, used to quantitatively screen for potential impairment, compares the fair value of the reporting unit’s goodwill with its carrying amount, including goodwill. The third step, employed for any reporting unit that fails the second step, is used to measure the amount of any potential impairment and compares the implied fair value of the reporting unit with the carrying amount of goodwill. If a reporting unit’s carrying value is negative, the Company does not follow this three-step process. In this case, a qualitative evaluation is performed to determine whether it is more likely than not that the reporting unit’s goodwill is impaired. If it is, the third step discussed above is performed to measure the amount of any potential impairment.

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

In developing fair values for its reporting units, the Company may employ a market multiple or a discounted cash flow methodology, or a combination thereof. The market multiple methodology compares the Company to similar companies on the basis of risk characteristics to determine its risk profile relative to the comparable companies as a group. This analysis generally focuses on quantitative considerations, which include financial performance and other quantifiable data, and qualitative considerations, which include any factors which are expected to impact future financial performance. The most significant assumptions affecting the market multiple methodology are the market multiples used and control premium. A control premium represents the value an investor would pay above noncontrolling interest transaction prices in order to obtain a controlling interest in the respective company.

The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The discounted cash flow methodology uses the Company’s projections of financial performance. The most significant assumptions used in the discounted cash flow methodology are the discount rate, attrition rate and expected future revenue and operating margins, which vary among reporting units.

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

The FASB guidance for income taxes prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is more likely than not to be realized upon ultimate settlement.

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

Revenue from the Company’s ticketing operations primarily consists of convenience and order processing fees charged at the time a ticket for an event is sold and is recorded on a net basis (net of the face value of the ticket). For tickets sold for events at the Company’s owned and/or operated venues in the United States, and where the Company controls the tickets internationally, this revenue is recognized after the performance occurs upon settlement of the event. Revenue for the associated ticket fees collected in advance of the event is recorded as deferred revenue until the event occurs. These fees are shared between the Company’s Ticketing segment and the Concerts segment. For tickets sold for events at third-party venues, the revenue is recognized at the time of the sale and is recorded by the Company’s Ticketing segment.

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

Foreign Currency

Results of operations for foreign subsidiaries and foreign equity investees are translated into United States dollars using the average exchange rates during the year. The assets and liabilities of those subsidiaries and investees are translated into United States dollars using the exchange rates at the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders’ equity in accumulated OCI. Cumulative translation adjustments included in accumulated OCI were $(9.7) million and $(35.7) million as of December 31, 2012 and 2011, respectively. Foreign currency transaction gains and losses are included in the statements of operations. For the years ended December 31, 2012 and 2010, the Company recorded net foreign currency transaction gains of $1.4 million and $2.8 million, respectively. For the year ended December 31, 2011, the Company recorded net foreign currency transaction losses of $5.1 million. The Company does not have operations in highly inflationary countries.

Advertising Expense

The Company records advertising expense as it is incurred on an annual basis. Advertising expenses of $208.0 million, $200.5 million and $206.6 million for the years ended December 31, 2012, 2011 and 2010, respectively, were recorded as a component of direct operating expenses. Advertising expenses of $21.6 million, $18.0 million and $14.6 million for the years ended December 31, 2012, 2011 and 2010, respectively, were recorded as a component of selling, general and administrative expenses.

Direct Operating Expenses

Direct operating expenses include artist fees, show related marketing and advertising expenses, royalties paid to clients for a share of convenience and order processing fees, rent expense for events in third-party venues, credit card fees, telecommunications and data communication costs associated with the Company’s call centers, commissions paid on tickets distributed through independent sales outlets away from the box office, and salaries and wages related to seasonal employees at the Company’s venues along with other costs, including ticket stock and shipping. These costs are primarily variable in nature.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include salaries and wages related to full-time employees, fixed rent, legal expenses and consulting along with other costs.

Depreciation and Amortization

The Company’s depreciation and amortization is presented as a separate line item in the statements of operations. There is no depreciation or amortization included in direct operating expenses or selling, general and administrative expenses.

Non-cash and Stock-based Compensation

The Company follows the fair value recognition provisions in the FASB guidance for stock compensation. Stock-based compensation expense recognized during the year includes compensation expense for all share-based payments based on the grant date fair value estimated in accordance with the provisions in this guidance.

The fair value for options in Live Nation stock is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of the options is amortized to expense on a straight-line basis over the options’ vesting period. Expected volatilities established prior to 2011 were based on similar companies’ implied volatilities of traded options and historical volatilities since the Company’s common stock did not have sufficient trading history to reasonably predict its own volatility. Starting in 2011, the Company uses an expected volatility based on an even weighting of its own traded options and historical volatility. The Company uses the simplified method for estimating the expected life within the valuation model which is the period of time that options granted are expected to be outstanding. The Company uses the simplified method as it does not believe its historical experience provides a reasonable basis with which to estimate the expected term due to the impact of a number of divestitures after the Separation, the varying vesting terms of awards issued since the Separation and the impact from the type and amount of awards converted pursuant to the Merger. The risk-free rate for periods within the expected life of the option is based on the United States Treasury note rate.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported in the financial statements and accompanying notes including, but not limited to, legal, tax and insurance accruals, acquisition accounting and impairments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the 2011 consolidated financial statements to conform to the 2012 presentation. The Company has reclassified $35.4 million for the year ended December 31, 2011 in the results of operations for its reportable segments as an increase to revenue and direct operating expenses in the Ticketing segment with corresponding increases to Eliminations in order to properly break out intersegment revenues. There is no impact to the consolidated financial statements. Additionally, as of December 31, 2011, the Company reclassified $10.4 million from other long-term assets to long-term debt to properly reflect the debt discount related to the May 2010 senior secured credit facility.

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

In July 2012, the FASB issued guidance which gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired, and in some cases, bypass the two-step impairment test. This guidance is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption of the new guidance is permitted. The Company adopted this guidance on October 1, 2012.

Recently Issued Pronouncements

In February 2013, the FASB issued guidance which requires companies to disclose additional information about reclassification adjustments, including (1) changes in accumulated other comprehensive income balances by component and (2) significant items reclassified out of accumulated other comprehensive income. The new disclosure requirements are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2012. The Company will adopt this guidance on January 1, 2013 and the adoption of this standard will not have a material effect on its financial position or results of operations.

NOTE 2—LONG-LIVED ASSETS

Property, Plant and Equipment

The Company tests for possible impairment of property, plant and equipment whenever events or circumstances change, such as a significant reduction in operating cash flow or a dramatic change in the manner that the asset is intended to be used indicate that the carrying amount of the asset may not be recoverable.

During each year presented, the Company reviewed the carrying value of certain property, plant and equipment that management determined would, more likely than not, be disposed of before the end of their previously estimated useful lives or had an indicator that future operating cash flows may not support their carrying value. It was determined that certain assets were impaired since the estimated undiscounted cash flows associated with the respective asset were less than its carrying value. For the years ended December 31, 2012, 2011 and 2010, the Company recorded an impairment charge of $4.3 million, $10.0 million and $16.4 million, respectively, as a component of depreciation and amortization. The 2012 impairment charge was primarily related to certain leasehold improvements and office furniture and equipment in the Artist Nation segment, an amphitheater in the Concerts segment and a theatrical theater in other operations. The 2011 impairment charge related to two amphitheaters, a music theater and a club in the Concerts segment. The 2010 impairment charge was primarily related to a House of Blues club in the Concerts segment and a theatrical theater in other operations. See Note 6—Fair Value Measurements for further discussion of the inputs used to determine the fair value.

Also during 2010, the Company recorded $4.5 million for acceleration of depreciation expense related to a change in estimate for the CTS ticketing platform assets that are no longer in use.

Definite-lived Intangibles

The Company has definite-lived intangible assets which are amortized over the shorter of either the respective lives of the agreements or the period of time the assets are expected to contribute to the Company’s future cash flows. The amortization is recognized on either a straight-line or units of production basis. The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the years ended December 31, 2012 and 2011:

	Revenue- generating contracts	Client / vendor relationships	Non-compete agreements	Venue management and leaseholds	Technology	Trademarks and naming rights	Other	Total
	(in thousands)
Balance as of December 31, 2010:
Gross carrying amount	$482,588	$365,344	$175,740	$115,225	$95,102	$23,998	$6,429	$1,264,426
Accumulated amortization	(112,575)	(30,314)	(68,833)	(30,878)	(11,797)	(9,522)	(3,239)	(267,158)

Net	370,013	335,030	106,907	84,347	83,305	14,476	3,190	997,268

Gross carrying amount:
Acquisitions	51,477	(5,538)	(3,768)	3,828	8,814	2,578	13	57,404
Divestitures	-	(4,299)	(100)	-	-	-	-	(4,399)
Foreign exchange	(3,033)	(92)	(107)	(419)	(579)	(319)	(8)	(4,557)
Other (1)	11,394	(24,840)	-	(1,862)	-	(1,740)	(8)	(17,056)

	59,838	(34,769)	(3,975)	1,547	8,235	519	(3)	31,392

Accumulated amortization:
Amortization expense	(64,497)	(45,178)	(25,558)	(10,379)	(20,127)	(8,525)	(953)	(175,217)
Divestitures	-	361	61	-	-	-	-	422
Foreign exchange	1,815	2	116	210	112	104	16	2,375
Other (1)	4,368	8,581	750	2,030	-	1,741	2	17,472

	(58,314)	(36,234)	(24,631)	(8,139)	(20,015)	(6,680)	(935)	(154,948)

Balance as of December 31, 2011:
Gross carrying amount	542,426	330,575	171,765	116,772	103,337	24,517	6,426	1,295,818
Accumulated amortization	(170,889)	(66,548)	(93,464)	(39,017)	(31,812)	(16,202)	(4,174)	(422,106)

Net	371,537	264,027	78,301	77,755	71,525	8,315	2,252	873,712

Gross carrying amount:
Acquisitions	23,428	72,856	3,000	-	(2,336)	5,764	-	102,712
Foreign exchange	5,443	(428)	98	1,487	423	498	26	7,547
Other (1)	(56,226)	(141,348)	(6,445)	-	-	(12,356)	-	(216,375)

	(27,355)	(68,920)	(3,347)	1,487	(1,913)	(6,094)	26	(106,116)

Accumulated amortization:
Amortization expense	(80,220)	(114,611)	(25,276)	(12,482)	(21,244)	(2,620)	(459)	(256,912)
Foreign exchange	(2,748)	4	(77)	(392)	(239)	(211)	(17)	(3,680)
Other (1)	56,308	141,348	7,448	-	-	12,355	-	217,459

	(26,660)	26,741	(17,905)	(12,874)	(21,483)	9,524	(476)	(43,133)

Balance as of December 31, 2012:
Gross carrying amount	515,071	261,655	168,418	118,259	101,424	18,423	6,452	1,189,702
Accumulated amortization	(197,549)	(39,807)	(111,369)	(51,891)	(53,295)	(6,678)	(4,650)	(465,239)

Net	$317,522	$221,848	$57,049	$66,368	$48,129	$11,745	$1,802	$724,463

(1)	Other includes reclassifications between categories of definite-lived intangible assets resulting from the finalization of valuations and netdowns of fully amortized or impaired assets.

During 2012, the Company recorded definite-lived intangible assets totaling $102.7 million, primarily related to client/vendor relationships and revenue-generating contracts associated with the April 2012 acquisition of Coppel, a concert promotion business in Australia and New Zealand, the May 2012 acquisition of Cream, an electronic dance music festival promoter based in the United Kingdom and the purchase of rights to a festival held in Europe.

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

The 2012 and 2011 additions to definite-lived intangible assets have weighted average lives as follows:

	Weighted Average Life (years)
	2012	2011

Revenue-generating contracts	11	10
Client/vendor relationships	9	8
Non-compete agreements	3	3
Venue management and leaseholds	-	6
Technology	6	5
Trademarks and naming rights	10	-

All categories	9	9

During 2011, the Company recorded a divestiture of $4.4 million primarily relating to the sale of an artist management company.

The Company tests for possible impairment of definite-lived intangible assets whenever events or circumstances change, such as a significant reduction in operating cash flow or a dramatic change in the manner in which the asset is intended to be used which may indicate that the carrying amount of the asset may not be recoverable. During all years presented, the Company reviewed the carrying value of certain definite-lived intangible assets that management determined would not be renewed or that had an indicator that future operating cash flows may not support their carrying value. It was determined that certain assets were impaired since the estimated undiscounted cash flows associated with those assets were less than their carrying value. For the years ended December 31, 2012, 2011 and 2010, the Company recorded an impairment charge related to definite-lived intangible assets of $89.6 million, $14.1 million and $17.2 million, respectively, as a component of depreciation and amortization. The 2012 impairment charge primarily related to client/vendor relationship intangible assets in the Artist Nation segment and revenue-generating contracts and client/vendor relationships in the Concerts segment. The 2011 impairment charge related to intangible assets for client/vendor relationships, revenue-generating contracts and venue management and leaseholds in the Concerts segment. The 2010 impairment charge was primarily related to intangible assets for revenue-generating contracts and trademarks and naming rights in the Concerts segment. See Note 6—Fair Value Measurements for further discussion of these impairments and the inputs used to determine the fair value.

Total amortization expense from definite-lived intangible assets for the years ended December 31, 2012, 2011 and 2010 was $256.9 million, $175.2 million and $151.9 million, respectively. The increase in amortization expense for the year ended December 31, 2012 as compared to the prior year is primarily driven by amortization related to the impairment of intangible assets for client/vendor relationships and revenue-generating contracts, additional definite-lived intangibles acquired in the acquisitions noted above and $3.7 million related to the acceleration of amortization expense resulting from a change in the estimated useful life of a venue management and leaseholds intangible in the Concerts segment. The increase in amortization expense for the year ended December 31, 2011 as compared to the prior year is primarily driven by the additional definite-lived intangible assets obtained in the Merger, the acquisition of the remaining 49% interest in, and control of, LN-Haymon and the acquisitions of Ticketnet and Serviticket. Also adding to the increase in amortization expense for the year ended December 31, 2011 as compared to the prior year was a $6.1 million reduction to amortization expense in 2010 related to a non-cash gain on the settlement of a pre-existing relationship with LN-Haymon.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets that exist at December 31, 2012:

(in thousands)
2013	$135,355
2014	$136,949
2015	$99,967
2016	$89,968
2017	$92,440

As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization expense may vary.

Indefinite-lived Intangibles

The Company has indefinite-lived intangible assets which consist primarily of the intangible value related to trade names. These indefinite-lived intangible assets had a carrying value of $377.5 million and $377.2 million as of December 31, 2012 and 2011, respectively.

The Company tests for possible impairment of indefinite-lived intangible assets on at least an annual basis. During 2010, the Company determined that certain indefinite-lived intangible assets were impaired since the estimated fair value associated with those assets was less than its carrying value. For the year ended December 31, 2010, the Company recorded an impairment related to indefinite-lived intangible assets of $10.0 million, which is included in depreciation and amortization in the Ticketing segment. See Note 6—Fair Value Measurements for further discussion of the inputs used to determine the fair value. There were no impairment charges recorded for the years ended December 31, 2012 and 2011.

Goodwill

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the years ended December 31, 2012 and 2011:

	Concerts	Ticketing	Artist Nation	eCommerce	Sponsorship & Advertising	Other	Total
	(in thousands)

Balance as of December 31, 2010:
Goodwill	$375,487	$557,856	$267,992	$214,927	$80,056	$13,037	$1,509,355
Accumulated impairment losses	(269,902)	-	-	-	-	(13,037)	(282,939)

Net	105,585	557,856	267,992	214,927	80,056	-	1,226,416

Recast balances (1):
Fair value approach	-	47,086	-	(214,927)	167,841	-	-

Recast Balance as of January 1, 2011:
Goodwill	375,487	604,942	267,992	-	247,897	13,037	1,509,355
Accumulated impairment losses	(269,902)	-	-	-	-	(13,037)	(282,939)

Net	105,585	604,942	267,992	-	247,897	-	1,226,416

Acquisitions - current year	15,040	27,590	1,836	-	-	-	44,466
Acquisitions - prior year	2	2,956	(7,523)	-	-	-	(4,565)
Dispositions	-	-	(147)	-	-	-	(147)
Foreign exchange	(3,341)	(1,636)	-	-	(3,549)	-	(8,526)

Balance as of December 31, 2011:
Goodwill	387,188	633,852	262,158	-	244,348	13,037	1,540,583
Accumulated impairment losses	(269,902)	-	-	-	-	(13,037)	(282,939)

Net	117,286	633,852	262,158	-	244,348	-	1,257,644

Acquisitions - current year	71,942	-	-	-	-	-	71,942
Acquisitions - prior year	-	2,380	4,542	-	-	-	6,922
Foreign exchange	9,761	1,410	120	-	10,028	-	21,319

Balance as of December 31, 2012:
Goodwill	468,891	637,642	266,820	-	254,376	13,037	1,640,766
Accumulated impairment losses	(269,902)	-	-	-	-	(13,037)	(282,939)

Net	$198,989	$637,642	$266,820	$-	$254,376	$-	$1,357,827

(1)	The beginning balance for the eCommerce segment has been recast to allocate goodwill to the Ticketing and Sponsorship & Advertising segments. The total consolidated amount remained unchanged.

Included in the current year acquisitions amount above for 2012 is $71.9 million of goodwill primarily related to the acquisitions of Coppel and Cream.

Included in the current year acquisitions amount above for 2011 is $44.5 million of goodwill primarily related to the acquisitions of Serviticket, LN-HS Concerts and BigChampagne.

Of the total amount of goodwill recognized in connection with the 2012 and 2011 acquisitions, none is expected to be deductible for tax purposes.

The Company reviews for possible impairment of goodwill annually. There was no impairment charge recorded for the years ended December 31, 2012, 2011 and 2010.

The Company is in the process of finalizing its acquisition accounting for recent smaller acquisitions which could result in a change to the relevant purchase price allocations including goodwill.

Long-Lived Asset Disposals

In January 2012, the Company completed the sale of an amphitheater in Ohio. In January 2011, the Company sold its 50% controlling interest in an artist management company. In May 2011, the Company completed the sale of the Selma amphitheater in Texas.

In connection with the Merger, the Company reached an agreement with the DOJ that Ticketmaster would divest its Paciolan ticketing business and, in March 2010, the Company completed this sale to Comcast-Spectacor, L.P. In December 2010, the Company also sold a music theater in Sweden and an indoor Latin/salsa event in the Netherlands.

The table below summarizes the asset and liability values at the time of disposal and the resulting gain or loss recorded.

Divested Asset	Segment	Gain (Loss) on Sale of Operating Assets	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
		(in thousands)
2012 Divestiture
Ohio amphitheater	Concerts	$444	$-	$5,400	$444	$-

2011 Divestiture
Texas amphitheater	Concerts	$798	$-	$3,206	$-	$-
Artist management company	Artist Nation	$(1,264)	$3	$4,153	$119	$-

2010 Divestiture
Paciolan	Ticketing	$(5,218)	$8,357	$33,492	$7,595	$6,364
Sweden music theater	Concerts	$3,094	$(1,258)	$15,502	$3,847	$-
Latin/salsa event	Concerts	$(67)	$408	$8	$348	$-

Discontinued Operations

For the year ended December 31, 2010, the Company reported $4.2 million of expense, net of tax, related to the 2009 sale of its remaining theatrical venues and operations in the United Kingdom.

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

NOTE 3—ACQUISITIONS

During 2012, the Company completed its acquisitions of Coppel, Cream, HARD and other smaller acquisitions. These acquisitions were accounted for as business combinations under the acquisition method of accounting and were not considered significant on an individual basis or in the aggregate.

During 2011, the Company completed its acquisitions of TGLP, LN Ontario Concerts, Serviticket, Jeff Battaglia Management, LLC, Full Circle, LN-HS Concerts, T-Shirt Printers and BigChampagne. These acquisitions were accounted for as business combinations under the acquisition method of accounting and were not considered significant on an individual basis or in the aggregate.

Front Line

In the first quarter of 2011, the Company acquired all of the remaining equity interests of Front Line that it did not previously own in a series of transactions. As a result of these transactions, the Company was able to further simplify its operating structure and it has achieved or expects to achieve future savings through reduced cash taxes, noncontrolling interest distributions and other synergies.

Under the terms of the stock purchase agreement, the Company purchased all restricted and unrestricted shares of common stock of Front Line held by Irving Azoff and the Azoff Trust (collectively the “Azoff Sellers”), purchased all in-the-money options for common stock of Front Line held by the Azoff Sellers and purchased all shares of common stock of Front Line held by MSG. Irving Azoff was the Company’s Executive Chairman and Chairman of the board of directors until his resignation as officer, director and employee of the Company on December 31, 2012. The Company also paid an amount equal to the 2010 dividend paid by Front Line to the Azoff Sellers and MSG, pro-rated for the period from January 1, 2011 through the closing date, and paid Mr. Azoff a contractually-owed tax gross-up associated with his restricted Front Line common stock and dividend. In total, under the stock purchase agreement, the Company paid $56.3 million in cash and $18.6 million in newly-issued shares of Live Nation common stock to the Azoff Sellers and $0.2 million in cash and $41.0 million in newly issued shares of Live Nation common stock to MSG. These shares were valued using the closing price of the Company’s stock on the date of the transaction. Of the total shares of Live Nation stock issued, the Azoff Sellers received 1.8 million shares of common stock and MSG received 3.9 million shares of common stock.

As part of individual redemption agreements, the Company also purchased the remaining smaller holdings of outstanding Front Line restricted shares of common stock from other individuals for a total of $12.8 million in cash.

The shares purchased under all of these agreements had redemption features and, previous to these repurchases, the Azoff Sellers’ and MSG’s common shares and the Azoff Sellers’ options were classified as redeemable noncontrolling interests and all of the remaining shares were classified as liabilities. All of these instruments were carried at their fair values and amounts paid as part of these agreements were recorded in the income statement to the extent they were in excess of the amount recorded on the balance sheet, with the exception of the unrestricted shares of common stock held by the Azoff Sellers and MSG which were accounted for as the acquisition of noncontrolling interests and the difference between the carrying value and settlement value was recorded in additional paid-in capital. Tax gross-up amounts paid were recorded in the income statement to the extent the amount paid exceeded the amount already accrued. As a result of the repurchases, the Company recorded $24.4 million in selling, general and administrative expenses in the first quarter of 2011, which is classified as stock-based compensation. Further, cash flows from financing activities reflects a $47.9 million use of cash and cash flows from operating activities reflects a $21.4 million use of cash as a result of these transactions. Total non-cash consideration was $59.6 million and is not included in the statement of cash flows.

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

From the Merger Date through December 31, 2010
(in thousands)
Revenue	$1,246,546
Income from continuing operations	$47,722
Net income attributable to common stockholders of Live Nation Entertainment, Inc.	$47,124

The following unaudited pro forma information presents the consolidated results of Live Nation and Ticketmaster for the year ended December 31, 2010, with adjustments to give effect to pro forma events that are directly attributable to the Merger and have a continuing impact, as well as to exclude the impact of pro forma events that are directly attributable to the Merger and are one-time in nature. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations of future periods or the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results that the combined company will experience after the Merger. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the Merger. The unaudited pro forma information also does not include any integration costs, dis-synergies or remaining future transaction costs that the companies may incur related to the Merger as part of combining the operations of the companies.

The unaudited pro forma consolidated results of operations for the year ended December 31, 2010, assuming the acquisition had occurred on January 1, 2009 are as follows:

(in thousands)
Unaudited pro forma consolidated results:
Revenue	$5,089,110
Loss from continuing operations	$(156,026)
Net loss attributable to common stockholders of Live Nation Entertainment, Inc.	$(179,656)

The Company has incurred a total of $70.0 million of acquisition transaction expenses to date relating to the Merger, of which $1.2 million, $16.9 million and $17.0 million are included in the results of operations for the years ended December 31, 2012, 2011 and 2010, respectively. For the years ended December 31, 2012 and 2011, these expenses were primarily the result of litigation costs relating to the Merger. The Company has incurred a total of $3.0 million of equity issuance costs to date related to the Merger which have been recorded as a charge to additional paid-in capital, as a reduction of the otherwise determined fair value of the equity issued.

In connection with the Merger, the Company incurred severance costs of $8.1 million, $1.2 million and $0.1 million as a component of selling, general and administrative expenses in its Ticketing, Artist Nation and Sponsorship & Advertising segments, respectively, and $4.7 million as a component of corporate expenses for the year ended December 31, 2010. As of December 31, 2012 and 2011, the accrual balance for the Merger restructuring was $0.1 million and $0.4 million, respectively. The Company did not incur additional severance costs in 2012 or 2011.

NOTE 4—LONG-TERM DEBT

Long-term debt, which includes capital leases, at December 31, 2012 and 2011, consisted of the following:

	December 31,
	2012	2011
	(in thousands)

May 2010 Senior Secured Credit Facility:
Term loan A, net of unamortized discount of $0.9 million and $1.2 million at December 30, 2012 and 2011, respectively	$76,556	$86,341
Term loan B, net of unamortized discount of $14.1 million and $12.2 million at December 31, 2012 and 2011, respectively	863,370	773,773
Revolving credit facility	-	-
7% Senior Notes due 2020	225,000	-
8.125% Senior Notes due 2018	250,000	250,000
10.75% Senior Notes due 2016, plus unamortized premium of $18.7 million at December 31, 2011	-	305,649
2.875% Convertible Senior Notes due 2027, net of unamortized discount of $20.6 million and $32.4 million at December 31, 2012 and 2011, respectively	199,419	187,627
Other long-term debt	125,660	101,871

	1,740,005	1,705,261
Less: current portion	62,050	52,632

Total long-term debt, net	$1,677,955	$1,652,629

Future maturities of long-term debt at December 31, 2012 are as follows:

(in thousands)

2013	$62,050
2014	263,241
2015	80,777
2016	875,113
2017	1,567
Thereafter	492,912

Total	1,775,660
Debt discount	(35,655)

Total including discount	$1,740,005

All long-term debt without a stated maturity date is considered current and is reflected as maturing in the earliest period shown in the table above. See Note 6—Fair Value Measurements for discussion of fair value measurement of the Company’s long-term debt.

May 2010 Senior Secured Credit Facility

Pursuant to the terms of the Company’s senior secured credit facility described below, subject to certain conditions, the Company had the right to increase its original term loan facilities by up to $300 million in the aggregate. In August 2012, the Company exercised the right and entered into an Incremental Term Loan Joinder Agreement that increased the existing term loan B borrowings by $100 million.

At December 31, 2012, the Company’s senior secured credit facility, dated as of May 6, 2010, consists of (i) a $100 million term loan A with a maturity of five and one-half years, (ii) a $900 million term loan B with a maturity of six and one-half years and (iii) a $300 million revolving credit facility with a maturity of five years. In addition, subject to certain conditions, the Company has the right to increase such facilities by up to $200 million in the aggregate. The five-year revolving credit facility provides for borrowings up to the amount of the facility with sublimits of up to (i) $150 million to be available for the issuance of letters of credit, (ii) $50 million to be available for swingline loans and (iii) $100 million to be available for borrowings in foreign currencies. The senior secured credit facility is secured by a first priority lien on substantially all of the Company’s domestic wholly-owned subsidiaries and on 65% of the capital stock of the Company’s wholly-owned foreign subsidiaries.

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

Based on the Company’s outstanding letters of credit of $63.9 million, $236.1 million was available for future borrowings under the revolving credit facility.

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

As of December 31, 2012 and 2011, the carrying amount of the equity component of the notes was $73.0 million. As of December 31, 2012 and 2011, the principal amount of the liability component (face value of the notes) was $220.0 million in each of the respective periods. As of December 31, 2012 the remaining period over which the discount will be amortized is approximately two years. At December 31, 2012, the value of the notes, if converted and fully settled in shares, does not exceed the principal amount of the notes. For the years ended December 31, 2012, 2011 and 2010, the effective interest rate on the liability component of the notes was 9.7%. The following table summarizes the amount of pre-tax interest cost recognized on the notes:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Interest cost recognized relating to:
Contractual interest coupon	$6,325	$6,325	$6,325
Amortization of debt discount	11,792	10,700	9,710
Amortization of debt issuance costs	703	703	703

Total interest cost recognized on the notes	$18,820	$17,728	$16,738

See Note 5—Derivative Instruments for discussion on the accounting for derivative instruments embedded within the 2.875% convertible senior notes.

Other Long-term Debt

Other long-term debt is comprised of capital leases of $12.4 million and notes payable and other debt of $113.3 million, including debt to noncontrolling interest partners of $24.5 million, debt related to the redevelopment of the O2 Dublin of $13.0 million, $40.4 million of long-term debt for AMG which consists of term loans and shareholder loan notes and $31.1 million of long-term debt for the Company’s Australian operations. Total notes payable consist primarily of seventeen notes with interest rates ranging from 0.4% to 11.0% and maturities of up to nine years.

Debt Extinguishment

In August 2012, the proceeds from the issuance of the 7% senior notes and increased term loan B borrowings were used to repay all of the Company’s outstanding 10.75% senior notes with a principal amount of $287 million, to pay related redemption premium and accrued interest of $19.5 million and to pay related fees and expenses of $6.1 million, leaving $12.4 million in additional cash available for general corporate purposes. The gain on extinguishment of debt resulting from these transactions was not significant.

The December 2005 senior secured credit facility and the Ticketmaster senior secured credit facility were paid in full in May 2010 with proceeds from the May 2010 senior secured credit facility and the issuance of the 8.125% senior notes. In addition, the interest rate swap agreements affiliated with the December 2005 senior secured credit facility were settled in conjunction with the termination of the prior credit facility. See Note 5—Derivative Instruments for further discussion of the interest rate swap settlements. Also, the Company converted the existing preferred stock of one of its subsidiaries with an aggregate liquidation preference of $40 million into the right to receive a cash payment of the outstanding principal and a make-whole payment to compensate the holders for their interest through maturity and settled this obligation. The preferred stock accrued dividends at 13% per annum and was mandatorily redeemable on December 21, 2011. Finally, the Company expensed the deferred debt issuance costs associated with the December 2005 senior secured credit facility and preferred stock. The Company recorded a total of $21.2 million for the loss on extinguishment of debt in the second quarter of 2010.

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

Debt Covenants

The Company’s senior secured credit facility, which was entered into in May 2010, and further amended in June 2012, contains a number of covenants and restrictions that, among other things, require the Company to satisfy certain financial covenants and restrict the Company’s and its subsidiaries’ ability to incur additional debt, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets, merge or consolidate, and pay dividends and make distributions (with the exception of subsidiary dividends or distributions to the parent company or other subsidiaries on at least a pro-rata basis with any noncontrolling interest partners). Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the credit facility becoming immediately due and payable. The senior secured credit facility agreement has two covenants measured quarterly that relate to total leverage and interest coverage. The consolidated total leverage covenant requires the Company to maintain a ratio of consolidated total debt to consolidated EBITDA (both as defined in the credit agreement) of 4.5x over the trailing four consecutive quarters through December 31, 2013. The total leverage ratio will reduce to 4.25x on March 31, 2014, 4.0x on March 31, 2015, and 3.75x on March 31, 2016. The consolidated interest coverage covenant requires us to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense (both as defined in the credit agreement) of 3.0x over the trailing four consecutive quarters.

The indentures governing the 7% senior notes and the 8.125% senior notes contain covenants that limit, among other things, the Company’s ability and the ability of its restricted subsidiaries to incur certain additional indebtedness and issue preferred stock; make certain distributions, investments and other restricted payments; sell certain assets; agree to any restrictions on the ability of restricted subsidiaries to make payments to the Company; merge, consolidate or sell all of the Company’s assets; create certain liens; and engage in transactions with affiliates on terms that are not arm’s length. Certain covenants, including those pertaining to incurrence of indebtedness, restricted payments, asset sales, mergers and transactions with affiliates will be suspended during any period in which the notes are rated investment grade by both rating agencies and no default or event of default under the indentures has occurred and is continuing. The 7% senior notes and the 8.125% senior notes each contain two incurrence-based financial covenants, as defined, requiring a minimum fixed charge coverage ratio of 2.0 to 1.0 and a maximum secured indebtedness leverage ratio of 2.75 to 1.0.

Some of the Company’s other subsidiary indebtedness includes restrictions on entering into various transactions, such as acquisitions and disposals, and prohibits payment of ordinary dividends. They also have financial covenants including minimum consolidated EBITDA to consolidated net interest payable, minimum consolidated cash flow to consolidated debt service and maximum consolidated debt to consolidated EBITDA, all as defined in the applicable debt agreements.

At December 31, 2012, the Company was in compliance with all debt covenants. The Company expects to remain in compliance with all of these covenants throughout 2013.

NOTE 5—DERIVATIVE INSTRUMENTS

The Company primarily uses forward currency contracts and options to reduce its exposure to foreign currency risk associated with short-term artist fee commitments. The Company also enters into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income and short-term intercompany loans. At December 31, 2012 and 2011, the Company had forward currency contracts and options outstanding with notional amounts of $100.0 million and $32.5 million, respectively. These instruments have not been designated as hedging instruments. Any change in fair value is reported in earnings during the period of the change. The Company’s foreign currency derivative activity, including the related fair values, are not material to any period presented.

Additionally, the Company has entered into certain interest rate swaps and cap agreements to limit its exposure to variable interest rates, related to portions of the Company’s outstanding debt, some of which have been designated as cash flow hedges. At December 31, 2012 and 2011, the Company had interest rate swaps and cap agreements outstanding with notional amounts of $133.8 million and $131.0 million, respectively. In May 2010, in conjunction with the refinancing of certain of its debt arrangements, the Company settled three interest rate swap agreements, one of which was designated as a cash flow hedge, that were associated with the term loans under the Company’s December 2005 senior secured credit facility. The Company recognized expense of $4.5 million for the settlement of the interest rate swap agreements as a component of loss on extinguishment of debt. Excluding the debt extinguishment settlements, the Company’s interest rate swaps and cap activity, including the related fair values, are not material to any period presented.

As of December 31, 2012 and 2011, there is no ineffective portion or amount excluded from effectiveness testing for derivatives designated as cash flow hedging instruments.

The Company’s 2.875% convertible senior notes issued in July 2007 include certain provisions which are bifurcated from the notes and accounted for as derivative instruments. At the date of issuance and as of December 31, 2012 and 2011, the fair value of these provisions was considered to be de minimis.

The Company does not enter into derivative instruments for speculation or trading purposes and does not anticipate any significant recognition of derivative activity through the income statement in the future related to the instruments currently held. See Note 6—Fair Value Measurements for further discussion and disclosure of the fair values for the Company’s derivative instruments.

NOTE 6—FAIR VALUE MEASUREMENTS

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis, as of December 31, 2012 and 2011, which are classified on the balance sheets as cash and cash equivalents, other current assets, other long-term assets, other current liabilities and other long-term liabilities:

	Fair Value Measurements at December 31, 2012				Fair Value Measurements at December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
		(in thousands)				(in thousands)
Assets:
Cash equivalents	$61,996	-	$-	$61,996	$138,537	$-	$-	$138,537
Forward currency contracts	-	81	-	81	-	355	-	355
Interest rate cap	-	-	-	-	-	7	-	7
Stock options	-	-	204	204	-	-	1,060	1,060

Total	$61,996	$81	$204	$62,281	$138,537	$362	$1,060	$139,959

Liabilities:
Interest rate swaps	$-	$2,811	$-	$2,811	$-	$3,037	$-	$3,037
Forward currency contracts	-	625	-	625	-	-	-	-
Contingent consideration	-	-	6,718	6,718	-	-	8,363	8,363

Total	$-	$3,436	$6,718	$10,154	$-	$3,037	$8,363	$11,400

Cash equivalents consist of money market funds. Fair values for cash equivalents are based on quoted prices in an active market. Fair values for forward currency contracts are based on observable market transactions of spot and forward rates. Fair values for the interest rate swaps and the interest rate cap are based on inputs corroborated by observable market data with similar tenors.

The Company has certain contingent consideration obligations related to acquisitions which are measured at fair value using Level 3 inputs. The amounts due to the sellers are based on the achievement of agreed-upon financial performance metrics by the acquired companies where the contingent obligation is either earned or not earned. The Company records the liability at the time of the acquisition based on management’s best estimates of the future results of the acquired companies compared to the agreed-upon metrics. Subsequent to the date of acquisition, the Company updates the original valuation to reflect current projections of future results of the acquired companies and the passage of time. Accretion of, and changes in the valuations of contingent consideration are reported in acquisition transaction expenses. During the year ended December 31, 2012, the Company recognized a decrease of $1.6 million for its contingent consideration obligations primarily due to changes in earnings from artist relationships and a payment of an obligation. During the year ended December 31, 2011, the Company recognized a decrease of $7.6 million for its contingent consideration obligations primarily driven by a reduction in earnings from certain artist relationships and the timing of key artist tours partially offset by a new contingent obligation resulting from the acquisition of LN-HS Concerts. See Note 7—Commitments and Contingent Liabilities for additional information related to the contingent payments.

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

Due to the short maturity, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximated their fair values at December 31, 2012 and 2011.

The Company’s outstanding debt held by third-party financial institutions is carried at cost, adjusted for premiums or discounts. The Company’s debt is not publicly-traded and the carrying amounts typically approximate fair value for the Company’s debt that accrues interest at a variable rate, which are considered to be Level 2 inputs. The estimated fair values of the 7% senior notes, the 8.125% senior notes and the 2.875% convertible senior notes were $236.3 million, $273.4 million and $219.4 million at December 31, 2012, respectively. The estimated fair values of the 8.125% senior notes, the 10.75% senior notes and the 2.875% convertible senior notes were $243.3 million, $306.4 million and $193.6 million at December 31, 2011, respectively. See Note 4—Long-term Debt for discussion of the issuance of the 7% senior notes and redemption of the 10.75% senior notes. The estimated fair value of the Company’s third-party fixed-rate debt is based on quoted market prices in active markets for the same or similar debt, which are considered to be Level 2 inputs. The Company has fixed rate debt held by noncontrolling interest partners with a face value of $24.5 million and $26.0 million at December 31, 2012 and 2011, respectively. The Company is unable to determine the fair value of this debt.

The following table shows the fair value of the Company’s financial assets that have been adjusted to fair value on a non-recurring basis which had a significant impact on the Company’s results of operations for the years ended December 31, 2012 and 2011:

	Fair Value Measurement
	As Of	Fair Value Measurements Using			Total
Description	December 31	Level 1	Level 2	Level 3	Losses
	(in thousands)
2012 Impairments
Property, plant and equipment	$5,983	$-	$5,983	$-	$4,266
Definite-lived intangible assets, net	$90,176	$-	$-	$90,176	89,584

2012 Total					$93,850

2011 Impairments
Property, plant and equipment	$5,400	$-	$5,400	$-	$10,030
Definite-lived intangible assets, net	$44,585	$-	$-	$44,585	14,103

2011 Total					$24,133

During 2012, 2011 and 2010, the Company recorded an impairment charge of $4.3 million, $10.0 million and $16.4 million, respectively, as a component of depreciation and amortization for certain property, plant and equipment. The 2012 impairment charge was primarily related to certain leasehold improvements and office furniture and equipment in the Artist Nation segment, an amphitheater in the Concerts segment and a theatrical theater in other operations. The 2011 impairment charge related to two amphitheaters, a music theater and a club in the Concerts segment. The 2010 impairment charge was primarily related to a club in the Concerts segment and a theatrical theater in other operations. It was determined that these assets were impaired since the estimated undiscounted future cash flows associated with the respective asset were less than its carrying value. These cash flows were calculated using the estimated sale values for the assets being sold and/or operating cash flows, all of which were discounted to approximate fair value. The estimated sale values and operating cash flows used for these non-recurring fair value measurements are considered Level 2 and Level 3 inputs, respectively.

During 2012, 2011 and 2010, the Company recorded impairments related to definite-lived intangible assets of $89.6 million, $14.1 million and $17.2 million, respectively, as a component of depreciation and amortization. The 2012 impairment charge was primarily related to intangible assets for client/vendor relationships in the Artist Nation segment and revenue-generating contracts and client/vendor relationships in the Concerts segment. The 2011 impairment charge related to intangible assets for client/vendor relationships, revenue-generating contracts and venue management and leaseholds in the Concerts segment. The 2010 impairment charge was primarily related to intangible assets for revenue-generating contracts and trademarks and naming rights in the Concerts segment. In all cases it was determined that these assets were impaired since the most recent estimated undiscounted future cash flows associated with the respective assets fell to levels below their carrying values. These impairments were then calculated using operating cash flows which were discounted to approximate fair value. The key inputs in these calculations include future cash flow projections, including revenue and profit margins, attrition rates as applicable, and, for the fair value computation, a discount rate. The key inputs used for these non-recurring fair value measurements are considered Level 3 inputs.

During 2010, the Company recorded an impairment related to indefinite-lived intangible assets of $10.0 million, as a component of depreciation and amortization in the Ticketing segment. It was determined that certain indefinite-lived intangible assets were impaired since the estimated fair value associated with those assets was less than its carrying value. The fair value of these assets was calculated using a relief-from royalty method. The relief-from royalty method applied a royalty rate to the projected earnings attributable to the indefinite-lived intangible assets. The projected earnings used for these non-recurring fair value measurements are considered Level 3 inputs. There was no impairment charge recorded for the years ended December 31, 2012 and 2011 related to indefinite-lived intangible assets.

During 2010, the Company recorded impairments related to certain artist advances of $13.4 million as a component of direct operating expenses in the Concerts segment. It was determined that the recoverability of certain artist advances was uncertain since the estimated undiscounted future cash flows associated with those advances were less than their carrying value. These cash flows were calculated using operating cash flows which were discounted to approximate fair value. The operating cash flows used for these non-recurring fair value measurements are considered Level 3 inputs.

NOTE 7—COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases office space, certain equipment and many of its concert venues. Some of the lease agreements contain renewal options and annual rental escalation clauses (generally tied to the consumer price index), as well as provisions for the payment of utilities and maintenance by the Company. The Company also has non-cancelable contracts related to minimum performance payments with various artists and other event-related costs. In addition, the Company has commitments relating to additions to property, plant, and equipment under certain construction commitments for facilities and venues.

As of December 31, 2012, the Company’s future minimum rental commitments under non-cancelable operating lease agreements with terms in excess of one year, minimum payments under non-cancelable contracts in excess of one year and capital expenditure commitments consist of the following:

	Non-cancelable Operating Leases	Non-cancelable Contracts	Capital Expenditures
	(in thousands)
2013	$118,892	$728,504	$3,225
2014	114,355	139,508	25
2015	109,639	116,899	25
2016	107,893	80,446	25
2017	98,040	38,039	25
Thereafter	1,415,977	19,629	250

Total	$1,964,796	$1,123,025	$3,575

Commitment amounts for non-cancelable operating leases and non-cancelable contracts which stipulate an increase in the commitment amount based on an inflationary index have been estimated using an inflation factor of 2.5% for North America, 3.1% for the United Kingdom and 2.1% for the Netherlands.

Aggregate minimum rentals of $87.3 million to be received in years 2013 through 2023 under non-cancelable subleases are excluded from the commitment amounts in the above table.

Total rent expense charged to operations for 2012, 2011 and 2010 was $145.2 million, $128.7 million and $128.0 million, respectively. In addition to the minimum rental commitments included in the table above, the Company has leases that contain contingent payment requirements for which payments vary depending on revenue, tickets sold or other variables. Contingent rent expense charged to operations for 2012, 2011 and 2010 was $30.0 million, $17.0 million and $20.1 million, respectively. The above table above does not include contingent rent or rent expense for events in third-party venues.

In connection with asset and business disposals, the Company generally provides indemnifications to the buyers including claims resulting from employment matters, commercial claims and governmental actions that may be taken against the assets or businesses sold. Settlement of these claims is subject to various statutory limitations that are dependent upon the nature of the claim. As of December 31, 2012 and 2011, the balance for these indemnifications for asset and business disposals was $0.7 million and $7.6 million, respectively.

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

The Company also has certain contingent obligations related to acquisitions made after the adoption in January 2009 of the FASB guidance for business combinations. In accordance with the current guidance, contingent consideration associated with business combinations must be recorded at its fair value at the time of the acquisition and reflected at current fair value for each subsequent reporting period thereafter until settled. The Company records these fair value changes in its statements of operations as acquisition transaction expenses. The contingent consideration is generally subject to payout following the achievement of future performance targets and some may be payable in 2013. As of December 31, 2012, the Company has accrued $2.5 million in other current liabilities and $4.2 million in other long-term liabilities and, as of December 31, 2011, the Company had accrued $1.5 million in other current liabilities and $6.9 million in other long-term liabilities representing the fair value of these estimated earn-out arrangements. The last contingency period for which the Company has an outstanding contingent earn-out payment is for the period ending December 2017. See Note 6—Fair Value Measurements for further discussion related to the valuation of the earn-out payments.

In addition, the Company has certain contingent obligations related to acquisitions where the Company does not consolidate the entity, but rather accounts for the investee under the equity method of accounting. If, at acquisition, the fair value of the Company’s share of net assets exceeds the Company’s initial cost, the maximum amount of contingent consideration that could be paid is recorded up to that excess amount. When the contingency is resolved, any difference between the amount recorded and the settlement is recorded as an adjustment to the investment account. The aggregate of contingent payments associated with equity method investments, if all performance targets are met, would not significantly impact the financial position of the Company. As of December 31, 2011, the Company had accrued $3.9 million in other long-term liabilities for these estimated earn-out arrangements. There were no contingent obligations related to investees accounted for under the equity method of accounting accrued at December 31, 2012.

Certain agreements relating to acquisitions provide for deferred purchase consideration payments at future dates. A liability is established at the time of the acquisition for these fixed payments. For obligations payable at a date greater than twelve months from the acquisition date, the Company applies a discount rate to present value the obligations. As of December 31, 2011, the Company had accrued $7.1 million in other current liabilities and $2.6 million in other long-term liabilities related to these deferred purchase consideration payments. These deferred purchase consideration liabilities were settled during 2012.

During 2006, in connection with the Company’s acquisition of Historic Theatre Group, the Company guaranteed obligations related to a lease agreement. In the event of default, the Company could be liable for obligations through the end of 2035 which have future lease payments (undiscounted) of approximately $23.1 million as of December 31, 2012. The scheduled future minimum rentals for this lease for the years 2013 through 2017 are $1.6 million each year. The venues under the lease agreement were included in the sale of the Company’s North American theatrical business. The buyer has assumed the Company’s obligations under the guaranty, however the Company remains contingently liable to the lessor. The Company believes that the likelihood of a material liability being triggered under this lease is remote, and no liability has been accrued for these contingent lease obligations as of December 31, 2012.

As of December 31, 2012 and 2011, the Company guaranteed the debt of third parties of approximately $12.7 million and $13.1 million, respectively, primarily related to maximum credit limits on employee and tour-related credit cards and obligations under a venue management agreement.

Litigation

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

In May 2010, the Company responded to CTS’s request for arbitration and filed counterclaims asserting that CTS breached the CTS Agreement by failing to provide ticketing platforms that met the standard required by the CTS Agreement for the North American and European markets. The Company is seeking relief primarily in the form of damages and a declaration that the Company validly terminated the CTS Agreement based on CTS’s material breaches. The Company denies that CTS is entitled to collect damages for royalties that would have been paid over the full 10-year term of the CTS Agreement or on Ticketmaster-controlled tickets. The matter has been assigned to an arbitrator, and hearings were conducted in the summer and fall of 2011. A decision from the arbitrator is currently expected by spring of 2013. While the Company does not believe that a loss is probable of occurring at this time, if the arbitrator rules against the Company on any or all claims, the amounts at stake could be substantial. Considerable uncertainty remains regarding the validity of the claims and damages asserted against the Company. As a result, the Company is currently unable to estimate the possible loss or range of loss for this matter. The Company intends to continue to vigorously defend the action.

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

As of December 31, 2012, the Company has accrued $35.4 million, its best estimate of the probable costs associated with the settlement referred to above. This liability includes an estimated redemption rate. Any difference between the Company’s estimated redemption rate and the actual redemption rate it experiences will impact the final settlement amount; however, the Company does not expect this difference to be material.

Canadian Consumer Class Action Litigation Relating to TicketsNow

In February 2009, four putative consumer class action complaints were filed in various provinces of Canada against TicketsNow, Ticketmaster, Ticketmaster Canada Ltd. and Premium Inventory, Inc. All of the cases allege essentially the same set of facts and causes of action. Each plaintiff purports to represent a class consisting of all persons who purchased a ticket from Ticketmaster, Ticketmaster Canada Ltd. or TicketsNow from February 2007 to present and alleges that Ticketmaster conspired to divert a large number of tickets for resale through the TicketsNow website at prices higher than face value. The plaintiffs characterize these actions as being in violation of Ontario’s Ticket Speculation Act, the Amusement Act of Manitoba, the Amusement Act of Alberta or the Quebec Consumer Protection Act. The Ontario case contains the additional allegation that Ticketmaster’s and TicketsNow’s service fees violate anti-scalping laws. Each lawsuit seeks compensatory and punitive damages on behalf of the class.

In February 2012, the parties entered into a settlement agreement that will resolve all of the resale market claims. The court approval process for the settlement has been completed, with final approvals given in all provinces.

As of December 31, 2012, the Company has accrued its best estimate of the probable costs associated with the resale market claims of this matter, the full amount of which was funded by an escrow established in connection with Ticketmaster’s 2008 acquisition of TicketsNow.

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

Other Litigation

From time to time, the Company is involved in other legal proceedings arising in the ordinary course of its business, including proceedings and claims based upon violations of antitrust laws and intellectual property rights, and tortious interference, which could cause the Company to incur significant expenses. The Company has also been the subject of personal injury and wrongful death claims relating to accidents at its venues in connection with its operations. As required, the Company has accrued its estimate of the probable settlement or other losses for the resolution of any outstanding claims. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, including, in some cases, estimated redemption rates for the settlement offered, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company’s assumptions or the effectiveness of its strategies related to these proceedings. In addition, under the Company’s agreements with Clear Channel, it has assumed and will indemnify Clear Channel for liabilities related to its business for which they are a party in the defense.

As of December 31, 2012, the Company has accrued $40.6 million for the specific cases discussed above as its best estimate of the probable costs of legal settlement, including $35.4 million for the Ticketing Fees Consumer Class Action litigation settlement.

NOTE 8—RELATED-PARTY TRANSACTIONS

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

Transactions Involving Directors

The following table sets forth expenses incurred and revenue earned from the transactions noted below:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Director related-party revenue	$18,329	$22,069	$8

Director related-party expenses	$21,795	$25,210	$7,839

Relationship with Clear Channel

For purposes of governing certain of the ongoing relationships between Clear Channel and Live Nation at and after the Separation, Clear Channel and Live Nation entered into a tax matters agreement, among other agreements.

The Company has a non-employee director as of December 31, 2012 who is also a director and executive officer of Clear Channel. This director receives directors’ fees, stock options and restricted stock awards on the same basis as other non-employee members of the Company’s board of directors. Additionally, during 2012, the Company had an employee director who is also a director of Clear Channel. From time to time, the Company purchases advertising from Clear Channel and its subsidiaries in the ordinary course of business on an arms-length basis. The Company also has various lease and licensing agreements with Clear Channel for office space.

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

Transactions with MSG

The Company has a non-employee director as of December 31, 2012 who is also a director and executive officer of MSG and Cablevision. This director receives directors’ fees, stock options and restricted stock awards on the same basis as other non-employee members of the Company’s board of directors. From time to time, the Company promotes events at venues owned and/or operated by MSG and pays rental fees and co-promote fees to MSG and its subsidiaries. In addition, the Company provides ticketing services for venues and sports franchises owned and/or operated by MSG and pays royalty fees to MSG and its subsidiaries. The Company also receives transaction fees from MSG and its subsidiaries for tickets MSG sells using the Company’s ticketing software. Finally, the Company purchases advertising from Cablevision and its subsidiaries from time to time. All of these transactions are entered into in the ordinary course of business on an arms-length basis.

Transactions Involving Executives

ATC Aviation, Inc. (“ATC”), which is owned by Irving Azoff, owns an aircraft. An aircraft management and charter company, unrelated to either the Company or ATC, manages and operates the aircraft on ATC’s behalf and charged market rates for the use of the aircraft when used by Mr. Azoff or other executives on Company business, a portion of which was paid to ATC. For the years ended December 31, 2012, 2011 and from the Merger date through December 31, 2010, the Company made payments to ATC and the outside aircraft management and charter company totaling $1.9 million, $1.7 million and $0.7 million, respectively, pursuant to the foregoing arrangements.

Irving Azoff has a minority ownership interest in an entity that subleases office space from the Company. For the years ended December 31, 2012, 2011 and from the Merger date through December 31, 2010, rent charged by the Company totaled $0.7 million, $0.7 million and $0.6 million, respectively.

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

Transactions Involving Equity Method Investees

The Company conducts business with certain of its equity method investees in the ordinary course of business. Transactions relate to venue rentals, management fees, sponsorship revenue, and reimbursement of certain costs. Revenue of $2.3 million, $1.3 million and $1.2 million were earned in 2012, 2011 and 2010, respectively, and expenses of $5.4 million, $4.8 million and $5.0 million were incurred in 2012, 2011 and 2010, respectively, from these equity investees for services rendered or provided in relation to these business ventures.

Other Related Parties

During the years ended December 31, 2011 and 2010, the Company paid $6.8 million and $6.9 million, respectively, for deferred consideration due in connection with acquisitions of companies owned by various members of management of one of the Company’s subsidiaries. One of these companies holds venue leases and the agreements were paid in full in 2011.

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

The Company conducts certain transactions in the ordinary course of business with companies that are owned, in part or in total, by various members of management of the Company’s subsidiaries or companies over which it has significant influence. These transactions primarily relate to venue rentals, concession services, equipment rentals, ticketing, marketing and other services. As of December 31, 2012 and 2011, the Company has a receivable balance of $12.2 million and $13.3 million, respectively, from certain of these companies. The following table sets forth expenses incurred and revenue earned from these companies for services rendered or provided in relation to these business ventures. None of these transactions were with directors or executive officers of the Company.

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Other related-parties revenue	$4,958	$5,226	$6,846

Other related-parties expenses	$14,275	$9,007	$12,419

NOTE 9—INCOME TAXES

Significant components of the provision for income tax expense (benefit) are as follows:

	2012	2011	2010
	(in thousands)
Current—federal	$2,235	$(23,340)	$5,907
Current—foreign	34,541	38,328	29,150
Current—state	3,917	4,391	5,118

Total current	40,693	19,379	40,175
Deferred—federal	(386)	(29,153)	(21,348)
Deferred—foreign	(14,591)	(13,463)	(2,737)
Deferred—state	4,020	(2,987)	(936)

Total deferred	(10,957)	(45,603)	(25,021)

Income tax expense (benefit)	$29,736	$(26,224)	$15,154

Current income tax expense increased $21.3 million for the year ended December 31, 2012 as compared to the prior year due principally to the carryback of domestic net operating losses in 2011 which generated $24.2 million of federal tax refunds. Current income tax expense decreased $20.8 million for the year ended December 31, 2011 as compared to the prior year due principally to the carryback of domestic net operating losses which generated $24.2 million of federal tax refunds received in the first quarter of 2012.

Deferred income tax benefit decreased $34.6 million for the year ended December 31, 2012 as compared to the prior year due principally to the reversal of valuation allowances recorded against United States federal and state deferred tax assets driven primarily by deferred tax attributes relating to the acquisition of the remaining interests in Front Line in the first quarter of 2011 and an increase in the blended state tax rate in 2012. Deferred income tax benefit increased $20.6 million for the year ended December 31, 2011 as compared to the prior year due principally to the reversal of valuation allowances recorded against United States federal and state deferred tax assets driven primarily by deferred tax attributes relating to the acquisition of the remaining interests in Front Line in the first quarter of 2011.

The domestic loss from continuing operations before income taxes was $232.3 million, $200.4 million and $294.7 million for 2012, 2011 and 2010, respectively. Non-United States income from continuing operations before income taxes was $100.1 million, $103.8 million and $106.0 million for 2012, 2011 and 2010, respectively.

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2012 and 2011 are as follows:

	2012	2011
	(in thousands)
Deferred tax liabilities:
Intangible assets	$281,071	$317,862
Prepaid expenses	4,575	2,067
Long-term debt	41,949	32,773

Total deferred tax liabilities	327,595	352,702

Deferred tax assets:
Intangible and fixed assets	27,723	75,353
Accrued expenses	53,125	59,346
Net operating loss carryforwards	379,111	288,830
Foreign tax credit carryforwards	38,710	32,541
Equity compensation	47,542	39,249
Investments in nonconsolidated affiliates	5,267	5,125
Other	14,114	13,670

Total gross deferred tax assets	565,592	514,114

Valuation allowance	425,404	336,799

Total deferred tax assets	140,188	177,315

Net deferred tax liabilities	$(187,407)	$(175,387)

The valuation allowance was recorded due to the uncertainty of the ability to generate sufficient taxable income necessary to realize certain deferred tax assets in future years. If, at a later date, it is determined that due to a change in circumstances, the Company will utilize all or a portion of those deferred tax assets, the Company will reverse the corresponding valuation allowance with the offset to income tax benefit. In the first quarter of 2011, the Company recognized an income tax benefit of $39.5 million due to the partial release of its valuation allowance. This release was related to the Company’s ability to consider Front Line’s net deferred tax liabilities as a source of future taxable income within the consolidated federal tax provision as a result of the acquisition of the remaining Front Line equity interests in 2011. For further discussion of events involving Front Line, see Note 3—Acquisitions.

During 2012 and 2011, the Company recorded net deferred tax liabilities of $21.3 million and $6.3 million, respectively, due principally to differences in financial reporting and tax bases in assets acquired in business combinations.

Deferred tax assets related to intangibles and fixed assets principally relate to differences in book and tax basis of tax-deductible goodwill created from the Company’s various stock acquisitions. As of December 31, 2012, the Company has United States federal and state deferred tax assets related to net operating loss carryforwards of $267.1 million and $69.8 million, respectively. Based on current statutory carryforward periods, these losses will expire on various dates between the years 2016 and 2032. The amount of United States net operating loss carryforwards that will expire if not utilized in 2016 is $18.3 million. The Company’s federal net operating loss is subject to statutory limitations on the amount that can be used in any given year. Pursuant to an amended U.S. federal tax return for the year ended December 31, 2009, changes to deferred tax assets are reflected in the comparative schedule of 2012 and 2011 deferred tax liabilities and assets above. Specifically, as of December 31, 2011, the deferred tax asset for net operating loss carryforwards increased $63.4 million, the deferred tax asset for foreign tax credit carryforwards decreased $50.9 million and the valuation allowance on deferred tax assets increased $12.5 million.

The reconciliation of income tax from continuing operations computed at the United States federal statutory tax rates to income tax expense (benefit) is:

	2012	2011	2010
	(in thousands)
Income tax benefit at statutory rates	$(46,256)	$(33,820)	$(66,029)
State income taxes, net of federal tax benefits	3,917	4,391	5,118
Differences of foreign taxes from U.S.statutory rates	(25,637)	(25,158)	(24,150)
Non-U.S. income inclusions and exclusions	9,901	11,288	19,358
Loss on preferred stock redemption	-	-	3,099
Nondeductible acquisition costs	-	-	15,100
Nondeductible items	9,005	9,252	3,669
Tax contingencies	4,316	2,632	545
Change in valuation allowance	79,214	7,412	55,269
Other, net	(4,724)	(2,221)	3,175

	$29,736	$(26,224)	$15,154

During 2012, the Company recorded income tax expense of approximately $29.7 million on losses from continuing operations before tax of $132.2 million. Income tax expense is principally attributable to the Company’s earnings in foreign tax jurisdictions.

During 2011, the Company recorded an income tax benefit of approximately $26.2 million on losses from continuing operations before tax of $96.6 million. Income tax benefit is principally attributable to the reversal of valuation allowances recorded against United States federal and state deferred tax assets driven primarily by deferred tax attributes of $39.5 million relating to the acquisition of the remaining interests in Front Line in the first quarter of 2011 and the carryback of the Front Line tax loss for the short period January 1, 2011 to February 4, 2011 caused by the acquisition. At December 31, 2011, the Company had a $24.2 million income tax receivable included in accounts receivable on the balance sheet.

Differences of foreign taxes from United States statutory rates of $25.6 million, $25.2 million and $24.2 million for the years ended December 31, 2012, 2011 and 2010, respectively, are primarily attributable to the Company’s Luxembourg holding company structure and tax rulings received from the Luxembourg tax authorities.

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

At December 31, 2012 and 2011, the Company had $16.0 million and $13.4 million, respectively, of unrecognized tax benefits. All of these unrecognized tax benefits would favorably impact the effective tax rate if recognized at some point in the future.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the years ended December 31, 2012, 2011 and 2010, the Company has recognized $0.7 million, $0.7 million and ($0.1) million, respectively, of interest and penalties related to uncertain tax positions. As of December 31, 2012 and 2011, the Company has accrued interest related to uncertain tax positions of $1.6 million and $1.3 million, respectively.

The tax years 2001 through 2012 remain open to examination by the major tax jurisdictions to which the Company is subject.

The following table summarizes the activity related to the Company’s unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
	(in thousands)
Balance at January 1	$13,357	$10,917	$4,144
Balance from current year acquisition	-	-	5,925
Additions:
Tax for current year positions	2,978	1,991	2,769
Tax for prior year positions	652	(86)	100
Interest and penalties for prior years	686	727	150
Reductions:
Expiration of applicable statue of limitations	-	-	(744)
Settlements for prior year positions	(1,716)	-	(1,730)
Foreign currency	247	(192)	239
Reclassification to other liabilities	(230)	-	64

Balance at December 31	$15,974	$13,357	$10,917

NOTE 10—STOCKHOLDERS’ EQUITY

Dividends

The Company presently intends to retain future earnings, if any, to finance the expansion of its business. Therefore, it does not expect to pay any cash dividends in the foreseeable future. Moreover, the terms of the Company’s senior secured credit facility limit the amount of funds that the Company will have available to declare and distribute as dividends on its common stock. Payment of future cash dividends, if any, will be at the discretion of the Company’s board of directors in accordance with applicable laws after taking into account various factors, including the financial condition, operating results, current and anticipated cash needs, plans for expansion and contractual restrictions with respect to the payment of dividends.

Common Stock

In February 2011, the Company issued 5.7 million shares of common stock in connection with the acquisition of the remaining interests in Front Line. See Note 3—Acquisitions for further discussion regarding this 2011 transaction.

In February and June 2011, the Company issued 1.8 million and 5.5 million shares, respectively, of common stock pursuant to a subscription agreement with Liberty Media. See Note 8—Related-Party Transactions for further discussion of the subscription agreement.

In May 2011, the Company issued 0.7 million shares of common stock in connection with the acquisition of the remaining interests in Vector.

Common Stock Reserved for Future Issuance

Common stock of approximately 35.9 million shares as of December 31, 2012 is reserved for future issuances under the stock incentive plan (including 24.7 million options and 3.2 million restricted stock awards currently granted).

Redeemable Noncontrolling Interests

For certain of its consolidated subsidiaries, the Company is subject to put arrangements arising from business combinations where the holders of the noncontrolling interests can require the Company to repurchase their shares at specified dates in the future or within specified periods in the future. Certain of these puts can be exercised earlier upon the occurrence of triggering events as specified in the agreements. The exercise dates for these puts range from April 2013 to December 2018. The redemption amounts for these puts are either at a fixed amount, at fair value at the time of exercise or variable based on a formula linked to earnings. In accordance with the FASB guidance for business combinations, the redeemable noncontrolling interests are recorded at their fair value at the acquisition date. As these put arrangements are not currently redeemable, for increases in the estimated redemption value, or reductions in the estimated redemption value to the extent increases had been recognized previously, the Company accretes changes in the redemption value over the period from the date of issuance to the earliest redemption date of the individual puts, with the offset recorded to additional paid-in capital. Accounting guidance prohibits the recognition of reductions in value below issuance date value. Changes in estimated redemption values that are based on a formula linked to future earnings are computed using projected cash flows each reporting period which take into account the current expectations regarding profitability and the timing of revenue-generating events. For redemption amounts that are fixed dollar amounts, if the initial fair value is the redemption amount, there are no changes recorded until the puts are exercised or expire. The redemption amounts for these put arrangements are reflected in the Company’s balance sheets as redeemable noncontrolling interests outside of permanent equity and, at December 31, 2012 and December 31, 2011, were $42.1 million and $8.3 million, respectively. The increase during the current year is principally related to puts associated with the 2012 acquisitions.

Noncontrolling Interests

As of December 31, 2012, for the non-wholly-owned subsidiaries of the Company, where the common securities held by the noncontrolling interests do not include put arrangements exercisable outside of the control of the Company, such noncontrolling interests are recorded in stockholders’ equity, separate from the Company’s own equity.

The purchase or sale of ownership in an already controlled subsidiary, where the Company retains control after the transaction, is recorded as an equity transaction with no gain or loss recognized in consolidated net income or comprehensive income. In 2011, the Company acquired the remaining equity interests in Front Line, Vector and other smaller companies. See Note 3—Acquisitions for further discussion regarding the Front Line acquisition. The following schedule reflects the change in ownership interests for these transactions.

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net loss attributable to common stockholders of Live Entertainment, Inc.	$(163,227)	$(83,016)	$(228,390)

Transfers from noncontrolling interest:
Changes in Live Nation Entertainment, Inc.’s additional paid-in capital for purchase of noncontrolling interests, net of transaction costs	43	85,590	3,573

Net transfers from noncontrolling interest	43	85,590	3,573

Change from net income (loss) attributable to common stockholders of Live Nation Entertainment, Inc. and transfers from noncontrolling interests	$(163,184)	$2,574	$(224,817)

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

The following table sets forth the computation of basic and diluted net loss from continuing operations per common share:

	2012	2011	2010
	(in thousands, except for per share data)
Net income (loss) attributable to common stockholders of Live Nation Entertainment, Inc.	$(163,227)	$(83,016)	$(228,390)
Less loss from discontinued operations, net of tax	-	-	(4,228)

Net loss from continuing operations attributable to common stockholders of Live Nation Entertainment, Inc.—basic and diluted	$(163,227)	$(83,016)	$(224,162)

Weighted average common shares—basic	186,956	182,388	164,410
Effect of dilutive securities:
Stock options, restricted stock and warrants	-	-	-
2.875% convertible senior notes	-	-	-

Weighted average common shares—diluted	186,956	182,388	164,410

Basic and diluted loss from continuing operations per common share	$(0.87)	$(0.46)	$(1.36)

The calculation of diluted net income per common share includes the effects of the assumed exercise of any outstanding stock options and warrants, the assumed vesting of shares of restricted stock awards and units and the assumed conversion of the 2.875% convertible senior notes where dilutive. The following table shows securities excluded from the calculation of diluted net income per common share because such securities are anti-dilutive:

	2012	2011	2010
	(in thousands)

Options to purchase shares of common stock	24,722	21,429	20,464
Restricted stock awards and units - unvested	3,207	4,028	4,031
Warrants	500	500	500
Conversion shares related to 2.875% convertible senior notes	8,105	8,105	8,105

Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	36,534	34,062	33,100

NOTE 11—STOCK-BASED COMPENSATION

In December 2005, the Company adopted its 2005 Stock Incentive Plan, which has been amended and/or restated on several occasions. The plan authorizes the Company to grant stock option awards, director shares, stock appreciation rights, restricted stock and deferred stock awards, other equity-based awards and performance awards. The Company has granted restricted stock awards and options to purchase its common stock to employees, directors and consultants of the Company and its affiliates under the stock incentive plan at no less than the fair market value of the underlying stock on the date of grant. The options are granted for a term not exceeding ten years and the nonvested options are generally forfeited in the event the employee or director terminates his or her employment or relationship with the Company or one of its affiliates. Any options that have vested at the time of termination are forfeited to the extent they are not exercised within the applicable post-employment exercise period provided in their option agreements. These options vest over one to five years. The stock incentive plan contains anti-dilutive provisions that require the adjustment of the number of shares of the Company’s common stock represented by, and the exercise price of, each option for any stock splits or stock dividends.

The following is a summary of stock-based compensation expense recorded by the Company during the respective periods:

	2012	2011	2010
	(in thousands)

Selling, general and administrative expenses	$14,297	$40,496	$34,509
Corporate expenses	22,766	20,149	27,098

Total stock-based compensation expense	$37,063	$60,645	$61,607

In December 2012, in connection with Mr. Azoff’s resignation, the Company accelerated the vesting of 0.7 million unvested options, 0.3 million shares of unvested restricted stock awards and units and 1.5 million shares of restricted Live Nation common stock held by the Azoff Trust. In addition, Mr. Azoff forfeited 0.4 million unvested options, 0.2 million unvested restricted stock awards and 0.4 million restricted stock units (“RSUs”). As a result of these accelerations and forfeitures, the Company recognized an additional $0.6 million of stock-based compensation expense for the year ended December 31, 2012 as a component of corporate expense.

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

As part of the Merger Agreement, all Ticketmaster stock options, restricted stock awards and RSUs that were outstanding immediately before the Merger were exchanged for Live Nation awards using the final exchange ratio of 1.4743728. As a result, Live Nation issued 13.0 million stock options, 1.5 million shares of restricted stock and 0.9 million RSUs to employees and directors of Ticketmaster, as well as 2.5 million stock options and 0.2 million RSUs to employees of IAC and the Spincos. The Live Nation awards have the same vesting periods, terms and conditions as the previous Ticketmaster awards, with the exception of 1.5 million shares of restricted Live Nation common stock held by the Azoff Trust. Certain of the unvested shares held by the Azoff Trust at December 31, 2012 were accelerated in connection with Mr. Azoff’s resignation from the Company as noted above. Stock-based compensation expense of $6.3 million, $3.4 million and $3.2 million related to this restricted Live Nation common stock was recorded for the years ended December 31, 2012, 2011 and from the Merger date until December 31, 2010, respectively, as a component of corporate expenses. The value of all exchanged awards which related to services already rendered as of the date of the Merger was included as part of the consideration transferred.

There were 23,825 stock-based awards issued by Front Line that were not exchanged or modified as a result of the Merger. The Company recorded $6.9 million of expense relating to these awards from the date of the Merger through December 31, 2010 as a component of selling, general and administrative expenses. In 2011, the Company acquired the remaining equity interests in Front Line, Vector and other smaller companies including these stock-based awards. See Note 3—Acquisitions for further discussion regarding the Front Line acquisition.

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

As of December 31, 2012, there was $53.8 million of total unrecognized compensation cost related to stock-based compensation arrangements for stock options and restricted stock awards. This cost is expected to be recognized over a weighted-average period of 3.2 years.

Azoff Trust Note

As part of the Merger, a note was issued to the Azoff Trust in exchange for shares of Ticketmaster’s series A convertible redeemable preferred stock held by the Azoff Trust. The note accrued interest equal to 3.0% of the outstanding principal balance and was payable in monthly installments of $0.8 million through October 1, 2013. The note was paid in full in December 2012 in connection with Mr. Azoff’s resignation.

The Company accounted for the note in accordance with the guidance for stock-based compensation because the note was considered a modification of an existing stock-based award. The Company included $14.4 million in consideration transferred relating to the exchanged award, calculated as the full fair value of the note, as determined by the Company, multiplied by the ratio of the pre-combination service period to the total service period. The Company recognized a total of $24.0 million of stock-based compensation expense, which is the difference between the total cash payments due under the note of $38.4 million and the initial carrying value of $14.4 million at the date of the Merger. This expense was recognized on a straight-line basis over the remaining service period through December 2012 and, in connection with Mr. Azoff’s resignation in December 2012, the remaining unamortized compensation expense was recognized in 2012. For the years ended December 31, 2012, 2011 and from the date of the Merger through December 31, 2010, the Company recorded $11.7 million, $6.4 million and $5.9 million, respectively, related to this note as a component of corporate expenses.

Stock Options

The following assumptions were used to calculate the fair value of the Company’s options on the date of grant:

	2012	2011	2010
Risk-free interest rate	0.83% - 1.14%	0.99% - 2.16%	1.93%
Dividend yield	0.0%	0.0%	0.0%
Volatility factors	54.6% - 61.3%	39.6% - 62.5%	39.6%
Weighted average expected life (in years)	6.46	6.25	6.25

The following table presents a summary of the Company’s stock options outstanding at, and stock option activity during, the years ended December 31, 2012, 2011 and 2010 (“Price” reflects the weighted average exercise price per share):

	2012		2011		2010
	Options	Price	Options	Price	Options	Price
	(in thousands, except per share data)
Outstanding January 1	21,429	$12.33	20,464	$12.41	7,099	$12.13
Granted	5,495	8.80	2,512	11.22	2,471	11.01
Merger conversion	-	-	-	-	15,476	12.72
Exercised	(259)	4.39	(529)	5.13	(1,642)	4.76
Forfeited or expired	(1,943)	11.70	(1,018)	15.20	(2,940)	16.35

Outstanding December 31	24,722	$11.68	21,429	$12.33	20,464	$12.41

Exercisable December 31	15,529	$13.46	12,276	$14.71	9,454	$16.43
Weighted average fair value per option granted		$3.93		$5.27		$4.59

The total intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $1.3 million, $3.0 million and $12.8 million, respectively. Cash received from stock option exercises for the years ended December 31, 2012, 2011 and 2010 was $1.1 million, $2.7 million and $8.6 million, respectively. Through December 31, 2012, no tax benefits from the exercise of stock options have been recognized. Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with the FASB guidance for stock compensation.

There were 8.0 million shares available for future grants under the stock incentive plan at December 31, 2012. Upon share option exercise or vesting of restricted stock and restricted stock units, the Company issues new shares or treasury shares to fulfill these grants. Vesting dates on the stock options range from January 2013 to December 2017, and expiration dates range from January 2013 to July 2021 at exercise prices and average contractual lives as follows:

Range of Exercise Prices	Outstanding as of 12/31/12	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of 12/31/12 (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
	(in thousands)	(in years)

$0.02 - $4.99	2,936	6.2	$3.04	1,731	6.2	$3.03
$5.00 - $9.99	8,956	8.5	$7.88	3,232	6.6	$6.21
$10.00 - $14.99	8,646	6.9	$12.07	6,382	6.4	$12.35
$15.00 - $19.99	1,296	5.0	$18.35	1,296	5.0	$18.35
$20.00 - $24.99	1,692	4.1	$24.50	1,692	4.1	$24.50
$25.00 - $29.99	776	2.3	$29.42	776	2.3	$29.42
$30.00 - $34.99	5	1.4	$32.76	5	1.4	$32.76
$35.00 - $39.99	415	2.4	$39.93	415	2.4	$39.93

The total intrinsic value of options outstanding and options exercisable as of December 31, 2012 was $31.3 million and $20.9 million, respectively.

Restricted Stock and Restricted Stock Units

The Company has granted restricted stock awards to its employees and directors under its stock incentive plans. These common shares carry a legend which restricts their transferability for a term of one to five years and are forfeited in the event the recipient’s employment or relationship with the Company is terminated prior to the lapse of the restriction. In addition, certain restricted stock awards require the Company or the recipient to achieve minimum performance targets or market conditions in order for these awards to vest.

RSUs are awards in the form of phantom shares or units, denominated in a hypothetical equivalent number of shares of the Company’s common stock with the value of each RSU equal to the fair value of the Company’s common stock at the date of grant. RSUs may be settled in cash, stock or both, as determined at the time of the grant. The majority of RSUs are settled in stock and are classified as equity. Each RSU is subject to service-based vesting, where a specific period of continued employment must pass before an award vests. The fair value of the RSU is amortized to expense on a straight-line basis over the RSUs vesting period. RSU grants to international employees require cash settlement at the end of the vesting term and are therefore classified as liabilities.

In 2012, the Company granted 0.2 million shares of restricted stock and 1.0 million shares of market-based or performance-based awards under the Company’s stock incentive plans. These awards will all vest over one or four years with the exception of the market-based awards which will vest over four years if a specified stock price is achieved over a specified number of consecutive days during the four years and the performance-based awards which will vest within one to three years if the performance criteria are met.

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

The following table presents a summary of the Company’s unvested restricted stock awards and equity-settled RSUs outstanding at December 31, 2012, 2011 and 2010 (“Price” reflects the weighted average share price at the date of grant):

	Restricted Stock		RSUs
	Awards	Price	Awards	Price
	(in thousands, except per share data)
Unvested at December 31, 2009	692	$12.08	-	$-
Granted	3,191	11.74	586	9.94
Merger conversion	-	-	1,026	10.51
Forfeited	(71)	10.76	(147)	10.51
Vested	(787)	11.93	(459)	10.51

Unvested at December 31, 2010	3,025	$11.76	1,006	$10.16
Granted	1,220	9.97	-	-
Forfeited	(35)	11.19	(66)	10.51
Vested	(885)	11.68	(237)	10.51

Unvested at December 31, 2011	3,325	$10.98	703	$10.03
Granted	1,243	8.96	-	-
Forfeited	(151)	7.90	(373)	9.61
Vested	(1,215)	10.95	(325)	10.51

Unvested at December 31, 2012	3,202	$10.32	5	$10.51

The total fair market value of the shares issued upon the vesting of restricted stock awards and RSUs during the years ended December 31, 2012, 2011 and 2010 was $14.7 million, $12.0 million and $14.0 million, respectively. As of December 31, 2012, there were 1.3 million restricted stock awards outstanding which require the Company or the recipient to achieve minimum performance targets or market conditions in order for the awards to vest. There were no RSUs outstanding at December 31, 2012 that require the Company or the recipient to achieve minimum performance targets or market conditions in order for the award to vest.

Stock-Based Compensation of Acquired Companies

Front Line

As of the Merger date and December 31, 2010, Irving Azoff had 3,402 options outstanding and exercisable to acquire Front Line common stock from a 2006 grant by the Front Line board of directors. As of the Merger date and December 31, 2010, Mr. Azoff and the Azoff Trust held 15,376 restricted shares of Front Line’s common stock from a June 2007 grant which were to cliff vest at the end of the required service period on October 29, 2013. As of the date of the Merger and December 31, 2010, there were 5,047 restricted shares of common stock of Front Line outstanding with various employees and consultants.

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

NOTE 12—OTHER INFORMATION

	December 31,
	2012	2011
	(in thousands)

The following details the components of “Other current assets”:
Inventory	$12,034	$12,947
Cash held in escrow	11,498	10,405
Other	12,499	3,348

Total other current assets	$36,031	$26,700

The following details the components of “Other long-term assets”:
Long-term advances	$167,220	$150,123
Debt issuance costs	16,332	16,105
Prepaid rent	21,153	23,124
Other	45,590	26,754

Total other long-term assets	$250,295	$216,106

The following details the components of “Accrued expenses”:
Accrued compensation and benefits	$132,353	$113,810
Accrued event expenses	110,267	73,886
Collections on behalf of others	52,856	59,452
Accrued legal	47,936	51,107
Accrued insurance	47,293	44,813
Accrued royalties	16,420	14,586
Other	219,598	221,912

Total accrued expenses	$626,723	$579,566

The following details the components of “Other current liabilities”:
Contingent and deferred purchase consideration	$3,355	$9,364
Other	13,371	15,872

Total other current liabilities	$16,726	$25,236

The following details the components of “Other long-term liabilities”:
Accrued rent	$51,982	$51,908
Contingent and deferred purchase consideration	4,180	13,534
Unrecognized tax benefits	15,974	13,357
Deferred revenue	3,601	5,119
Other	18,672	36,775

Total other long-term liabilities	$94,409	$120,693

NOTE 13—SEGMENT DATA

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

There are no customers that individually account for more than ten percent of the Company’s consolidated revenue in any year.

The following table presents the results of operations for the Company’s reportable segments for the years ending December 31, 2012, 2011 and 2010:

	Concerts	Ticketing	Artist Nation	Sponsorship & Advertising	Other	Corporate	Eliminations	Consolidated
	(in thousands)

2012
Revenue	$3,870,371	$1,374,049	$399,940	$247,921	$2,997	$-	$(76,231)	$5,819,047
Direct operating expenses	3,274,951	651,055	263,896	34,738	816	-	(74,179)	4,151,277
Selling, general and administrative expenses	569,570	434,310	99,786	38,198	1,768	-	-	1,143,632
Depreciation and amortization	145,552	165,947	115,696	1,187	398	2,829	(2,052)	429,557
Loss (gain) on sale of operating assets	(453)	(225)	(42)	-	206	-	-	(514)
Corporate expenses	-	-	-	-	-	113,364	-	113,364
Acquisition transaction expenses	847	153	1,163	-	-	1,207	-	3,370

Operating income (loss)	$(120,096)	$122,809	$(80,559)	$173,798	$(191)	$(117,400)	$-	$(21,639)

Intersegment revenue	$65,559	$2,771	$7,901	$-	$-	$-	$(76,231)	$-
Capital expenditures	$24,149	$92,072	$601	$5,147	$4	$1,244	$-	$123,217

2011
Revenue	$3,506,188	$1,319,343	$393,129	$230,791	$3,487	$-	$(68,940)	$5,383,998
Direct operating expenses	2,946,410	618,382	260,884	33,682	(1,839)	-	(68,031)	3,789,488
Selling, general and administrative expenses	535,500	428,364	113,199	32,787	2,119	-	-	1,111,969
Depreciation and amortization	132,441	158,071	50,412	483	54	2,466	(909)	343,018
Loss (gain) on sale of operating assets	(880)	(96)	1,264	-	689	1	-	978
Corporate expenses	-	-	-	-	-	112,157	-	112,157
Acquisition transaction expenses	(2,286)	1,314	(7,758)	-	-	16,781	-	8,051

Operating income (loss)	$(104,997)	$113,308	$(24,872)	$163,839	$2,464	$(131,405)	$-	$18,337

Intersegment revenue	$58,866	$1,452	$8,622	$-	$-	$-	$(68,940)	$-
Capital expenditures	$21,436	$78,122	$4,916	$4,094	$-	$3,476	$-	$112,044

2010
Revenue	$3,438,350	$1,089,340	$362,159	$200,146	$4,324	$(333)	$(30,238)	$5,063,748
Direct operating expenses	2,910,334	513,311	233,016	28,512	-	1,502	(28,365)	3,658,310
Selling, general and administrative expenses	524,672	362,416	93,995	30,707	2,701	-	-	1,014,491
Depreciation and amortization	139,129	139,007	41,520	255	1,362	2,266	(1,873)	321,666
Loss (gain) on sale of operating assets	(4,848)	5,186	20	6	6	4	-	374
Corporate expenses	-	-	-		-	110,252	-	110,252
Acquisition transaction expenses	(2,424)	780	6,277	- -	-	17,722	-	22,355

Operating income (loss)	$(128,513)	$68,640	$(12,669)	$140,666	$255	$(132,079)	$-	$(63,700)

Intersegment revenue	$16,876	$-	$13,362	$-	$-	$-	$(30,238)	$-
Capital expenditures	$19,736	$45,544	$996	$67	$306	$7,189	$-	$73,838

The following table provides revenue and long-lived assets for the Company’s foreign operations included in the consolidated financial statements:

	United Kingdom Operations	Other Foreign Operations	Total Foreign Operations	Total Domestic Operations	Consolidated Total
	(in thousands)
2012
Revenue	$711,989	$1,368,768	$2,080,757	$3,738,290	$5,819,047
Long-lived assets	$87,790	$102,706	$190,496	$531,290	$721,786

2011
Revenue	$686,982	$1,387,295	$2,074,277	$3,309,721	$5,383,998
Long-lived assets	$85,614	$99,459	$185,073	$535,063	$720,136

2010
Revenue	$575,985	$1,044,288	$1,620,273	$3,443,475	$5,063,748
Long-lived assets	$73,634	$82,624	$156,258	$580,806	$737,064

NOTE 14—QUARTERLY RESULTS OF OPERATIONS (Unaudited)

	March 31,		June 30,		September 30,		December 31,
	2012	2011	2012	2011	2012	2011	2012	2011
	(in thousands)
Revenue	$867,997	$849,409	$1,550,677	$1,558,882	$1,963,146	$1,790,025	$1,437,227	$1,185,682
Operating expenses:
Direct operating expenses	538,714	547,124	1,106,869	1,138,151	1,457,423	1,286,304	1,048,271	817,909
Selling, general and administrative expenses	268,135	272,969	280,943	266,795	283,846	282,462	310,708	289,743
Depreciation and amortization	79,713	77,481	94,259	76,927	84,684	83,341	170,901	105,269
Loss (gain) on sale of operating assets	(288)	1,295	93	(660)	(60)	231	(259)	112
Corporate expenses	23,217	21,036	27,415	24,590	30,842	27,385	31,890	39,146
Acquisition transaction expenses	1,309	1,665	(1,870)	706	1,896	5,493	2,035	187

Operating income (loss)	(42,803)	(72,161)	42,968	52,373	104,515	104,809	(126,319)	(66,684)

Interest expense	29,710	29,229	29,488	30,845	35,535	30,388	29,007	29,952
Gain on extinguishment of debt	-	-	-	-	(460)	-	-	-
Interest income	(900)	(527)	(931)	(1,298)	(994)	(1,023)	(1,345)	(1,367)
Equity in earnings of nonconsolidated affiliates	(3,881)	(994)	(1,801)	(1,778)	(3,117)	(2,777)	(1,122)	(2,193)
Other expense (income), net	(1,782)	(585)	5,424	1,331	(6,575)	6,461	4,266	(700)

Income (loss) before income taxes	(65,950)	(99,284)	10,788	23,273	80,126	71,760	(157,125)	(92,376)
Income tax expense (benefit)	4,278	(44,942)	5,228	6,659	11,950	8,739	8,280	3,320

Net income (loss)	(70,228)	(54,342)	5,560	16,614	68,176	63,021	(165,405)	(95,696)
Net income (loss) attributable to noncontrolling interests	(1,078)	(5,882)	(2,132)	3,357	10,228	11,309	(5,688)	3,829
Net income (loss) attributable to common stockholders of Live

Nation Entertainment, Inc.	$(69,150)	$(48,460)	$7,692	$13,257	$57,948	$51,712	$(159,717)	$(99,525)

Basic net income (loss) per common share attributable to common stockholders of Live

Nation Entertainment, Inc.	$(0.37)	$(0.27)	$0.04	$0.07	$0.31	$0.28	$(0.87)	$(0.53)

Diluted net income (loss) per common share attributable to common stockholders of Live

Nation Entertainment, Inc.	$(0.37)	$(0.27)	$0.04	$0.07	$0.31	$0.27	$(0.87)	$(0.53)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and our board of directors.

Based on their evaluation as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting. The attestation report is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Live Nation Entertainment, Inc.

We have audited Live Nation Entertainment, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Live Nation Entertainment, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Live Nation Entertainment, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Live Nation Entertainment, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of Live Nation Entertainment, Inc. and our report dated February 26, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 26, 2013

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

(a)1. Financial Statements.

The following consolidated financial statements are included in Item 8:

(a)2. Financial Statement Schedule.

The following financial statement schedule for the years ended December 31, 2012, 2011 and 2010 is filed as part of this report and should be read in conjunction with the consolidated financial statements.

Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

LIVE NATION ENTERTAINMENT, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

Description	Balance at Beginning of Period	Charges of Costs, Expenses and Other	Write-off of Accounts Receivable	Other		Balance at End of Period
			(in thousands)
Year ended December 31, 2010	$8,230	$4,666	$(2,342)	$344	(1)	$10,898

Year ended December 31, 2011	$10,898	$6,440	$(243)	$(109)	(1)	$16,986

Year ended December 31, 2012	$16,986	$6,480	$(4,155)	$483	(1)	$19,794

(1)	Foreign currency adjustments.

LIVE NATION ENTERTAINMENT, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Deferred Tax Asset Valuation Allowance

Description	Balance at Beginning of Period	Charges of Costs, Expenses and Other (1)	Deletions	Other (1)	Balance at End of Period
			(in thousands)
Year ended December 31, 2010 (2)	$204,294	$55,269	$-	$64,107	$323,670

Year ended December 31, 2011	$323,670	$7,412	$-	$5,717	$336,799

Year ended December 31, 2012	$336,799	$79,214	$-	$9,391	$425,404

(1)	During 2012, 2011 and 2010, the valuation allowance was adjusted for acquisitions and divestitures.
(2)	The balance at the beginning of period for the year ended December 31, 2010, has been increased by $12.5 million pursuant to an amended U. S. federal tax return for the year ended December 31, 2009.

		Incorporated by Reference					Filed
Exhibit							Here
No .	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	with
2.1	Agreement and Plan of Merger, dated February 10, 2009, between Ticketmaster Entertainment, Inc. and Live Nation, Inc.	8-K	001-32601	2.1	2/13/2009	Live Nation Entertainment, Inc.
3.1	Amended and Restated Certificate of Incorporation of Live Nation Entertainment, Inc., as amended.	10-K	001-32601	3.1	2/25/2010	Live Nation Entertainment, Inc.
3.2	Fourth Amended and Restated Bylaws of Live Nation Entertainment, Inc.	8-K	001-32601	3.1	6/13/2012	Live Nation Entertainment, Inc.
4.1	Rights Agreement, dated December 21, 2005, between CCE Spinco, Inc. and The Bank of New York, as Rights Agent.	8-K	001-32601	4.1	12/23/2005	Live Nation Entertainment, Inc.
4.2	First Amendment to Rights Agreement, dated February 25, 2009, between Live Nation, Inc. and The Bank of New York Mellon, as Rights Agent.	8-K	001-32601	4.1	3/3/2009	Live Nation Entertainment, Inc.
4.3	Second Amendment to Rights Agreement, effective as of September 23, 2011, entered into by and between Live Nation Entertainment, Inc. and The Bank of New York Mellon, as rights agent.	8-K	001-32601	4.1	9/28/2011	Live Nation Entertainment, Inc.
4.4	Form of Certificate of Designations of Series A Junior Participating Preferred Stock.	8-K	001-32601	4.2	12/23/2005	Live Nation Entertainment, Inc.
4.5	Form of Right Certificate.	8-K	001-32601	4.3	12/23/2005	Live Nation Entertainment, Inc.
10.1	Second Amended and Restated Certificate of Incorporation of Live Nation Holdco #2, Inc.	8-K	001-32601	10.2	7/23/2008	Live Nation Entertainment, Inc.
10.2	Indenture, dated July 16, 2007, between Live Nation, Inc. and Wells Fargo Bank, N.A., as Trustee.	8-K	001-32601	4.1	7/16/2007	Live Nation Entertainment, Inc.
10.3	Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors identified therein and The Bank of New York Mellon, as Trustee.	S-1	333-152702	10.21	8/1/2008	Ticketmaster Entertainment LLC
10.4	First Supplemental Indenture, dated August 20, 2008, to the Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors identified therein and The Bank of New York Mellon, as Trustee.	8-K	001-34064	4.1	8/25/2008	Ticketmaster Entertainment LLC
10.5	Second Supplemental Indenture, dated April 30, 2009, to the Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors identified therein and The Bank of New York Mellon, as Trustee.	10-Q	001-34064	10.2	8/13/2009	Ticketmaster Entertainment LLC
10.6	Third Supplemental Indenture, dated July 23, 2009, to the Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors identified therein and The Bank of New York Mellon, as Trustee.	10-Q	001-34064	10.3	8/13/2009	Ticketmaster Entertainment LLC
10.7	Fourth Supplemental Indenture, dated January 25, 2010, to the Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors named therein and The Bank of New York Mellon, as Trustee.	8-K	001-32601	4.1	1/29/2010	Live Nation Entertainment, Inc.
10.8	Fifth Supplemental Indenture, dated as of April 30, 2010, to the Indenture dated July 28, 2008, among Ticketmaster, the Guarantors named therein and The Bank of New York Mellon, as Trustee.	10-Q	001-32601	10.1	8/5/2010	Live Nation Entertainment, Inc.
10.9	Sixth Supplemental Indenture, entered into as of May 6, 2010, to the Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors named therein and The Bank of New York Mellon, as Trustee.	10-Q	001-32601	10.2	8/5/2010	Live Nation Entertainment, Inc.
10.10	Seventh Supplemental Indenture, entered into as of February 14, 2011, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I attached thereto, Career Artist Management LLC, and The Bank of New York Mellon Trust Company, N.A., as Trustee.	10-Q	001-32601	10.4	5/5/2011	Live Nation Entertainment, Inc.

		Incorporated by Reference					Filed
Exhibit							Here
No .	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	with
10.11	Eighth Supplemental Indenture, entered into as of August 4, 2011, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I attached thereto, Vector Management LLC, Vector West, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.2	11/3/2011	Live Nation Entertainment, Inc.
10.12	Ninth Supplemental Indenture, entered into as of January 4, 2012, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I attached thereto, Live Nation LGTours (USA), LLC and The Bank of New York Mellon Trust Company, N.A. as trustee.	10-K	001-32601	10.12	2/24/2012	Live Nation Entertainment, Inc.
10.13	Tenth Supplemental Indenture, entered into as of February 28, 2012, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I attached thereto, HOB Punch Line S.F. Corp., and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.1	5/10/2012	Live Nation Entertainment, Inc.
10.14	Eleventh Supplemental Indenture, entered into as of August 16, 2012, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I attached thereto, HARD Events LLC, and The Bank of New York Mellon Trust Company, N.A., as trustee.						X
10.15	Lockup and Registration Rights Agreement, dated May 26, 2006, among Live Nation, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc. and the other parties set forth therein.	8-K	001-32601	4.1	6/2/2006	Live Nation Entertainment, Inc.
10.16	Voting Agreement, dated February 10, 2009, between Liberty USA Holdings, LLC and Live Nation, Inc.	8-K	001-32601	10.1	2/13/2009	Live Nation Entertainment, Inc.
10.17	Stockholder Agreement, dated February 10, 2009, among Live Nation, Inc., Liberty Media Corporation, Liberty USA Holdings, LLC and Ticketmaster Entertainment, Inc.	8-K	001-32601	10.2	2/13/2009	Live Nation Entertainment, Inc.
10.18	Note, dated January 24, 2010, among Ticketmaster Entertainment, Inc., Azoff Family Trust of 1997 and Irving Azoff.	10-K	001-32601	10.17	2/25/2010	Live Nation Entertainment, Inc.
10.19	Registration Rights Agreement, dated January 25, 2010, among Live Nation, Inc., Liberty Media Corporation and Liberty Media Holdings USA, LLC.	8-K	001-32601	10.1	1/29/2010	Live Nation Entertainment, Inc.
10.20	Tax Matters Agreement, dated December 21, 2005, among CCE Spinco, Inc., CCE Holdco #2, Inc. and Clear Channel Communications, Inc.	8-K	001-32601	10.2	12/23/2005	Live Nation Entertainment, Inc.
10.21	Tax Sharing Agreement, dated August 20, 2008, among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	8-K	001-34064	10.2	8/25/2008	Ticketmaster Entertainment LLC
10.22	Form of Indemnification Agreement.	10-K	001-32601	10.23	2/25/2010	Live Nation Entertainment, Inc.
10.23 §	Live Nation Entertainment, Inc. 2005 Stock Incentive Plan, as amended and restated as of April 15, 2011.	8-K	001-32601	10.3	6/20/2011	Live Nation Entertainment, Inc.
10.24 §	Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	S-8	333-164507	10.1	1/26/2010	Live Nation Entertainment, Inc.
10.25 §	Amendment No. 1 to the Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	10-Q	001-32601	10.1	11/4/2010	Live Nation Entertainment, Inc.
10.26 §	Live Nation Entertainment, Inc. 2006 Annual Incentive Plan, as amended and restated as of April 15, 2011.	8-K	001-32601	10.2	6/20/2011	Live Nation Entertainment, Inc.
10.27 §	Amended and Restated Live Nation, Inc. Stock Bonus Plan.	8-K	001-32601	10.1	1/25/2010	Live Nation Entertainment, Inc.

		Incorporated by Reference					Filed
Exhibit							Here
No .	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	with
10.28 §	Employment Agreement, dated October 21, 2009, among Live Nation, Inc., Live Nation Worldwide, Inc. and Michael Rapino.	8-K	001-32601	10.1	10/22/2009	Live Nation Entertainment, Inc.
10.29 §	First Amendment to Employment Agreement, dated December 27, 2012 by and between Live Nation Entertainment, Inc. and Michael Rapino.						X
10.30 §	Amended and Restated Employment Agreement, effective September 1, 2009, between Live Nation Worldwide, Inc. and Michael G. Rowles .	8-K	001-32601	10.2	10/22/2009	Live Nation Entertainment, Inc.
10.31 §	Amended and Restated Employment Agreement, effective September 1, 2009, between Live Nation Worldwide, Inc. and Kathy Willard.	8-K	001-32601	10.3	10/22/2009	Live Nation Entertainment, Inc.
10.32 §	Employment Agreement, effective December 17, 2007, between Live Nation Worldwide, Inc. and Brian Capo.	10-Q	001-32601	10.4	8/7/2008	Live Nation Entertainment, Inc.
10.33 §	First Amendment to Employment Agreement, effective December 31, 2008, between Live Nation Worldwide, Inc. and Brian Capo.	10-K	001-32601	10.30	3/5/2009	Live Nation Entertainment, Inc.
10.34 §	Second Amendment to Employment Agreement, effective October 22, 2009, between Live Nation Worldwide, Inc. and Brian Capo.	10-K	001-32601	10.55	2/25/2010	Live Nation Entertainment, Inc.
10.35 §	Employment Agreement, effective February 1, 2007, between Live Nation Worldwide, Inc. and Nathan Hubbard.	10-Q	001-32601	10.1	5/10/2010	Live Nation Entertainment, Inc.
10.36 §	First Amendment to Employment Agreement, effective March 1, 2009, between Live Nation Worldwide, Inc. and Nathan Hubbard.	10-Q	001-32601	10.2	5/10/2010	Live Nation Entertainment, Inc.
10.37 §	Second Amendment to Employment Agreement, effective January 1, 2011, by and between Live Nation Worldwide, Inc. and Nathan Hubbard.	8-K	001-32601	10.1	10/14/2011	Live Nation Entertainment, Inc.
10.38 §	Employment Agreement, effective March 18, 2011, between Live Nation Entertainment, Inc. and Joe Berchtold.	10-Q	001-32601	10.1	8/7/2012	Live Nation Entertainment, Inc.
10.39	Indenture dated as of May 6, 2010 by and among Live Nation Entertainment, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.3	8/5/2010	Live Nation Entertainment, Inc.
10.40	First Supplemental Indenture, entered into as of February 14, 2011, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I attached thereto, Career Artist Management LLC, and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.3	5/5/2011	Live Nation Entertainment, Inc.
10.41	Second Supplemental Indenture, entered into as of August 4, 2011, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I attached thereto, Vector Management LLC, Vector West, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	001-32601	10.1	11/3/2009	Live Nation Entertainment, Inc.
10.42	Third Supplemental Indenture, entered into as of January 4, 2012, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I attached thereto, Live Nation LGTours (USA), LLC, and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-K	001-32601	10.43	2/24/2012	Live Nation Entertainment, Inc.

		Incorporated by Reference					Filed
Exhibit							Here
No .	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	with
10.43	Fourth Supplemental Indenture, entered into as of February 28, 2012, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I attached thereto, HOB Punch Line S.F. Corp., and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.2	5/10/2012	Live Nation Entertainment, Inc.
10.44	Fifth Supplemental Indenture, entered into as of August 16, 2012, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I attached thereto, HARD Events LLC, and The Bank of New York Mellon Trust Company, N.A., as trustee.						X
10.45	Sixth Supplemental Indenture, entered into as of October 4, 2012, among Live Nation Entertainment, Inc., the Guarantors listed in Appendix I attached hereto, Live Nation Ushtours (USA), LLC, and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.4	11/5/2012	Live Nation Entertainment, Inc.
10.46	Credit Agreement entered into as of May 6, 2010, among Live Nation Entertainment, Inc., the Foreign Borrowers party thereto, the Guarantors identified therein, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent and J.P. Morgan Europe Limited, as London Agent.	10-Q	001-32601	10.4	8/5/2010	Live Nation Entertainment, Inc.
10.47	Amendment No. 1, dated as of June 29, 2012, entered into by and among Live Nation Entertainment, Inc., the relevant Credit Parties identified therein, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders .	10-Q	001-32601	10.2	8/7/2012	Live Nation Entertainment, Inc.
10.48	Incremental Term Loan Joinder Agreement No. 1, dated August 20, 2012, by and among Live Nation Entertainment, Inc., JPMorganChase Bank, N.A., as administrative agent, each Incremental Term Loan Lender defined therein and the relevant Credit Parties identified therein.	10-Q	001-32601	10.2	11/5/2012	Live Nation Entertainment, Inc.
10.49	Indenture, dated August 20, 2012, by and among Live Nation Entertainment, Inc., the Guarantors defined therein, and the Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.1	11/5/2012	Live Nation Entertainment, Inc.
10.50	First Supplemental Indenture, entered into as of October 4, 2012, among Live Nation Entertainment, Inc., the Guarantors listed in Appendix I attached hereto, Live Nation Ushtours (USA), LLC, and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.3	11/5/2012	Live Nation Entertainment, Inc.
10.51	Stock Purchase Agreement, dated as of February 4, 2011, by and among Live Nation Entertainment, Inc., FLMG Holdings Corp., Irving Azoff, the Azoff Family Trust of 1997, dated May 27, 1997, as amended, Madison Square Garden, L.P., LNE Holdings, LLC, and Front Line Management Group, Inc.	8-K	001-32601	10.1	2/7/2011	Live Nation Entertainment, Inc.
10.52	Subscription Agreement, dated as of February 4, 2011, by and between Liberty Media Corporation and Live Nation Entertainment, Inc.	8-K	001-32601	10.2	2/7/2011	Live Nation Entertainment, Inc.
12.1	Computation of Ratio of Earnings to Fixed Charges.						X
14.1	Code of Business Conduct and Ethics.						X
21.1	Subsidiaries of the Company.						X
23.1	Consent of Ernst & Young LLP.						X

		Incorporated by Reference					Filed
Exhibit							Here
No .	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	with
24.1	Power of Attorney (see signature page).						X
31.1	Certification of Chief Executive Officer.						X
31.2	Certification of Chief Financial Officer.						X
32.1	Section 1350 Certification of Chief Executive Officer.						X
32.2	Section 1350 Certification of Chief Financial Officer.						X
101.INS *	XBRL Instance Document						X
101.SCH *	XBRL Taxonomy Schema Document						X
101.CAL *	XBRL Taxonomy Calculation Linkbase Document						X
101.DEF *	XBRL Taxonomy Definition Linkbase Document						X
101.LAB *	XBRL Taxonomy Label Linkbase Document						X
101.PRE *	XBRL Taxonomy Presentation Linkbase Document						X

§	Management contract or compensatory plan or arrangement.
*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The Company has not filed long-term debt instruments of its subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2013.

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

Name	Title	Date

/s/ Michael Rapino Michael Rapino	President and Chief Executive Officer and Director	February 26, 2013

/s/ Kathy Willard Kathy Willard	Chief Financial Officer	February 26, 2013

/s/ Brian Capo Brian Capo	Chief Accounting Officer	February 26, 2013

/s/ Mark Carleton Mark Carleton	Director	February 26, 2013

/s/ Jonathan Dolgen Jonathan Dolgen	Director	February 26, 2013

/s/ Ariel Emanuel Ariel Emanuel	Director	February 26], 2013

/s/ Robert Ted Enloe, III Robert Ted Enloe, III	Director	February 26, 2013

/s/ Jeffrey T. Hinson Jeffrey T. Hinson	Director	February 26, 2013

/s/ James S. Kahan James S. Kahan	Director	February 26, 2013

/s/ Gregory B. Maffei Gregory B. Maffei	Director	February 26, 2013

/s/ Randall T. Mays Randall T. Mays	Director	February 26, 2013

/s/ Mark S. Shapiro Mark S. Shapiro	Director	February 26, 2013

EXHIBIT INDEX

		Incorporated by Reference					Filed
Exhibit							Here
No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	with
2.1	Agreement and Plan of Merger, dated February 10, 2009, between Ticketmaster Entertainment, Inc. and Live Nation, Inc.	8-K	001-32601	2.1	2/13/2009	Live Nation Entertainment, Inc.
3.1	Amended and Restated Certificate of Incorporation of Live Nation Entertainment, Inc., as amended.	10-K	001-32601	3.1	2/25/2010	Live Nation Entertainment, Inc.
3.2	Fourth Amended and Restated Bylaws of Live Nation Entertainment, Inc.	8-K	001-32601	3.1	6/13/2012	Live Nation Entertainment, Inc.
4.1	Rights Agreement, dated December 21, 2005, between CCE Spinco, Inc. and The Bank of New York, as Rights Agent.	8-K	001-32601	4.1	12/23/2005	Live Nation Entertainment, Inc.
4.2	First Amendment to Rights Agreement, dated February 25, 2009, between Live Nation, Inc. and The Bank of New York Mellon, as Rights Agent.	8-K	001-32601	4.1	3/3/2009	Live Nation Entertainment, Inc.
4.3	Second Amendment to Rights Agreement, effective as of September 23, 2011, entered into by and between Live Nation Entertainment, Inc. and The Bank of New York Mellon, as rights agent.	8-K	001-32601	4.1	9/28/2011	Live Nation Entertainment, Inc.
4.4	Form of Certificate of Designations of Series A Junior Participating Preferred Stock.	8-K	001-32601	4.2	12/23/2005	Live Nation Entertainment, Inc.
4.5	Form of Right Certificate.	8-K	001-32601	4.3	12/23/2005	Live Nation Entertainment, Inc.
10.1	Second Amended and Restated Certificate of Incorporation of Live Nation Holdco #2, Inc.	8-K	001-32601	10.2	7/23/2008	Live Nation Entertainment, Inc.
10.2	Indenture, dated July 16, 2007, between Live Nation, Inc. and Wells Fargo Bank, N.A., as Trustee.	8-K	001-32601	4.1	7/16/2007	Live Nation Entertainment, Inc.
10.3	Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors identified therein and The Bank of New York Mellon, as Trustee.	S-1	333-152702	10.21	8/1/2008	Ticketmaster Entertainment LLC
10.4	First Supplemental Indenture, dated August 20, 2008, to the Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors identified therein and The Bank of New York Mellon, as Trustee.	8-K	001-34064	4.1	8/25/2008	Ticketmaster Entertainment LLC
10.5	Second Supplemental Indenture, dated April 30, 2009, to the Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors identified therein and The Bank of New York Mellon, as Trustee.	10-Q	001-34064	10.2	8/13/2009	Ticketmaster Entertainment LLC
10.6	Third Supplemental Indenture, dated July 23, 2009, to the Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors identified therein and The Bank of New York Mellon, as Trustee.	10-Q	001-34064	10.3	8/13/2009	Ticketmaster Entertainment LLC
10.7	Fourth Supplemental Indenture, dated January 25, 2010, to the Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors named therein and The Bank of New York Mellon, as Trustee.	8-K	001-32601	4.1	1/29/2010	Live Nation Entertainment, Inc.
10.8	Fifth Supplemental Indenture, dated as of April 30, 2010, to the Indenture dated July 28, 2008, among Ticketmaster, the Guarantors named therein and The Bank of New York Mellon, as Trustee.	10-Q	001-32601	10.1	8/5/2010	Live Nation Entertainment, Inc.
10.9	Sixth Supplemental Indenture, entered into as of May 6, 2010, to the Indenture, dated July 28, 2008, among Ticketmaster, the Guarantors named therein and The Bank of New York Mellon, as Trustee.	10-Q	001-32601	10.2	8/5/2010	Live Nation Entertainment, Inc.
10.10	Seventh Supplemental Indenture, entered into as of February 14, 2011, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I attached thereto, Career Artist Management LLC, and The Bank of New York Mellon Trust Company, N.A., as Trustee.	10-Q	001-32601	10.4	5/5/2011	Live Nation Entertainment, Inc.

		Incorporated by Reference					Filed
Exhibit							Here
No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	with
10.11	Eighth Supplemental Indenture, entered into as of August 4, 2011, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I attached thereto, Vector Management LLC, Vector West, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.2	11/3/2011	Live Nation Entertainment, Inc.
10.12	Ninth Supplemental Indenture, entered into as of January 4, 2012, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I attached thereto, Live Nation LGTours (USA), LLC and The Bank of New York Mellon Trust Company, N.A. as trustee.	10-K	001-32601	10.12	2/24/2012	Live Nation Entertainment, Inc.
10.13	Tenth Supplemental Indenture, entered into as of February 28, 2012, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I attached thereto, HOB Punch Line S.F. Corp., and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.1	5/10/2012	Live Nation Entertainment, Inc.
10.14	Eleventh Supplemental Indenture, entered into as of August 16, 2012, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I attached thereto, HARD Events LLC, and The Bank of New York Mellon Trust Company, N.A., as trustee.						X
10.15	Lockup and Registration Rights Agreement, dated May 26, 2006, among Live Nation, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc. and the other parties set forth therein.	8-K	001-32601	4.1	6/2/2006	Live Nation Entertainment, Inc.
10.16	Voting Agreement, dated February 10, 2009, between Liberty USA Holdings, LLC and Live Nation, Inc.	8-K	001-32601	10.1	2/13/2009	Live Nation Entertainment, Inc.
10.17	Stockholder Agreement, dated February 10, 2009, among Live Nation, Inc., Liberty Media Corporation, Liberty USA Holdings, LLC and Ticketmaster Entertainment, Inc.	8-K	001-32601	10.2	2/13/2009	Live Nation Entertainment, Inc.
10.18	Note, dated January 24, 2010, among Ticketmaster Entertainment, Inc., Azoff Family Trust of 1997 and Irving Azoff.	10-K	001-32601	10.17	2/25/2010	Live Nation Entertainment, Inc.
10.19	Registration Rights Agreement, dated January 25, 2010, among Live Nation, Inc., Liberty Media Corporation and Liberty Media Holdings USA, LLC.	8-K	001-32601	10.1	1/29/2010	Live Nation Entertainment, Inc.
10.20	Tax Matters Agreement, dated December 21, 2005, among CCE Spinco, Inc., CCE Holdco #2, Inc. and Clear Channel Communications, Inc.	8-K	001-32601	10.2	12/23/2005	Live Nation Entertainment, Inc.
10.21	Tax Sharing Agreement, dated August 20, 2008, among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	8-K	001-34064	10.2	8/25/2008	Ticketmaster Entertainment LLC
10.22	Form of Indemnification Agreement.	10-K	001-32601	10.23	2/25/2010	Live Nation Entertainment, Inc.
10.23 §	Live Nation Entertainment, Inc. 2005 Stock Incentive Plan, as amended and restated as of April 15, 2011.	8-K	001-32601	10.3	6/20/2011	Live Nation Entertainment, Inc.
10.24 §	Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	S-8	333-164507	10.1	1/26/2010	Live Nation Entertainment, Inc.
10.25 §	Amendment No. 1 to the Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	10-Q	001-32601	10.1	11/4/2010	Live Nation Entertainment, Inc.
10.26 §	Live Nation Entertainment, Inc. 2006 Annual Incentive Plan, as amended and restated as of April 15, 2011.	8-K	001-32601	10.2	6/20/2011	Live Nation Entertainment, Inc.
10.27 §	Amended and Restated Live Nation, Inc. Stock Bonus Plan.	8-K	001-32601	10.1	1/25/2010	Live Nation Entertainment, Inc.

		Incorporated by Reference					Filed
Exhibit							Here
No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	with
10.28 §	Employment Agreement, dated October 21, 2009, among Live Nation, Inc., Live Nation Worldwide, Inc. and Michael Rapino.	8-K	001-32601	10.1	10/22/2009	Live Nation Entertainment, Inc.
10.29 §	First Amendment to Employment Agreement, dated December 27, 2012 by and between Live Nation Entertainment, Inc. and Michael Rapino.						X
10.30 §	Amended and Restated Employment Agreement, effective September 1, 2009, between Live Nation Worldwide, Inc. and Michael G. Rowles .	8-K	001-32601	10.2	10/22/2009	Live Nation Entertainment, Inc.
10.31 §	Amended and Restated Employment Agreement, effective September 1, 2009, between Live Nation Worldwide, Inc. and Kathy Willard.	8-K	001-32601	10.3	10/22/2009	Live Nation Entertainment, Inc.
10.32 §	Employment Agreement, effective December 17, 2007, between Live Nation Worldwide, Inc. and Brian Capo.	10-Q	001-32601	10.4	8/7/2008	Live Nation Entertainment, Inc.
10.33 §	First Amendment to Employment Agreement, effective December 31, 2008, between Live Nation Worldwide, Inc. and Brian Capo.	10-K	001-32601	10.30	3/5/2009	Live Nation Entertainment, Inc.
10.34 §	Second Amendment to Employment Agreement, effective October 22, 2009, between Live Nation Worldwide, Inc. and Brian Capo.	10-K	001-32601	10.55	2/25/2010	Live Nation Entertainment, Inc.
10.35 §	Employment Agreement, effective February 1, 2007, between Live Nation Worldwide, Inc. and Nathan Hubbard.	10-Q	001-32601	10.1	5/10/2010	Live Nation Entertainment, Inc.
10.36 §	First Amendment to Employment Agreement, effective March 1, 2009, between Live Nation Worldwide, Inc. and Nathan Hubbard.	10-Q	001-32601	10.2	5/10/2010	Live Nation Entertainment, Inc.
10.37 §	Second Amendment to Employment Agreement, effective January 1, 2011, by and between Live Nation Worldwide, Inc. and Nathan Hubbard.	8-K	001-32601	10.1	10/14/2011	Live Nation Entertainment, Inc.
10.38 §	Employment Agreement, effective March 18, 2011, between Live Nation Entertainment, Inc. and Joe Berchtold.	10-Q	001-32601	10.1	8/7/2012	Live Nation Entertainment, Inc.
10.39	Indenture dated as of May 6, 2010 by and among Live Nation Entertainment, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.3	8/5/2010	Live Nation Entertainment, Inc.
10.40	First Supplemental Indenture, entered into as of February 14, 2011, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I attached thereto, Career Artist Management LLC, and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.3	5/5/2011	Live Nation Entertainment, Inc.
10.41	Second Supplemental Indenture, entered into as of August 4, 2011, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I attached thereto, Vector Management LLC, Vector West, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	001-32601	10.1	11/3/2009	Live Nation Entertainment, Inc.
10.42	Third Supplemental Indenture, entered into as of January 4, 2012, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I attached thereto, Live Nation LGTours (USA), LLC, and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-K	001-32601	10.43	2/24/2012	Live Nation Entertainment, Inc.

		Incorporated by Reference					Filed
Exhibit							Here
No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	with
10.43	Fourth Supplemental Indenture, entered into as of February 28, 2012, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I attached thereto, HOB Punch Line S.F. Corp., and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.2	5/10/2012	Live Nation Entertainment, Inc.
10.44	Fifth Supplemental Indenture, entered into as of August 16, 2012, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I attached thereto, HARD Events LLC, and The Bank of New York Mellon Trust Company, N.A., as trustee.						X
10.45	Sixth Supplemental Indenture, entered into as of October 4, 2012, among Live Nation Entertainment, Inc., the Guarantors listed in Appendix I attached hereto, Live Nation Ushtours (USA), LLC, and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.4	11/5/2012	Live Nation Entertainment, Inc.
10.46	Credit Agreement entered into as of May 6, 2010, among Live Nation Entertainment, Inc., the Foreign Borrowers party thereto, the Guarantors identified therein, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent and J.P. Morgan Europe Limited, as London Agent.	10-Q	001-32601	10.4	8/5/2010	Live Nation Entertainment, Inc.
10.47	Amendment No. 1, dated as of June 29, 2012, entered into by and among Live Nation Entertainment, Inc., the relevant Credit Parties identified therein, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders.	10-Q	001-32601	10.2	8/7/2012	Live Nation Entertainment, Inc.
10.48	Incremental Term Loan Joinder Agreement No. 1, dated August 20, 2012, by and among Live Nation Entertainment, Inc., JPMorganChase Bank, N.A., as administrative agent, each Incremental Term Loan Lender defined therein and the relevant Credit Parties identified therein.	10-Q	001-32601	10.2	11/5/2012	Live Nation Entertainment, Inc.
10.49	Indenture, dated August 20, 2012, by and among Live Nation Entertainment, Inc., the Guarantors defined therein, and the Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.1	11/5/2012	Live Nation Entertainment, Inc.
10.50	First Supplemental Indenture, entered into as of October 4, 2012, among Live Nation Entertainment, Inc., the Guarantors listed in Appendix I attached hereto, Live Nation Ushtours (USA), LLC, and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.3	11/5/2012	Live Nation Entertainment, Inc.
10.51	Stock Purchase Agreement, dated as of February 4, 2011, by and among Live Nation Entertainment, Inc., FLMG Holdings Corp., Irving Azoff, the Azoff Family Trust of 1997, dated May 27, 1997, as amended, Madison Square Garden, L.P., LNE Holdings, LLC, and Front Line Management Group, Inc.	8-K	001-32601	10.1	2/7/2011	Live Nation Entertainment, Inc.
10.52	Subscription Agreement, dated as of February 4, 2011, by and between Liberty Media Corporation and Live Nation Entertainment, Inc.	8-K	001-32601	10.2	2/7/2011	Live Nation Entertainment, Inc.
12.1	Computation of Ratio of Earnings to Fixed Charges.						X
14.1	Code of Business Conduct and Ethics.						X
21.1	Subsidiaries of the Company.						X
23.1	Consent of Ernst & Young LLP.						X

		Incorporated by Reference					Filed
Exhibit							Here
No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	with
24.1	Power of Attorney (see signature page).						X
31.1	Certification of Chief Executive Officer.						X
31.2	Certification of Chief Financial Officer.						X
32.1	Section 1350 Certification of Chief Executive Officer.						X
32.2	Section 1350 Certification of Chief Financial Officer.						X
101.INS *	XBRL Instance Document						X
101.SCH *	XBRL Taxonomy Schema Document						X
101.CAL *	XBRL Taxonomy Calculation Linkbase Document						X
101.DEF *	XBRL Taxonomy Definition Linkbase Document						X
101.LAB *	XBRL Taxonomy Label Linkbase Document						X
101.PRE *	XBRL Taxonomy Presentation Linkbase Document						X

§	Management contract or compensatory plan or arrangement.
*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The Company has not filed long-term debt instruments of its subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.