Form 10-Q
period 2013-03-31
Live Nation Entertainment, Inc.
filed 2013-05-07
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
Form 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013,
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File Number 001-32601
____________________________________
LIVE NATION ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)
____________________________________

Delaware	20-3247759
(State of Incorporation)	(I.R.S. Employer Identification No.)
9348 Civic Center Drive
Beverly Hills, CA 90210
(Address of principal executive offices, including zip code)
(310) 867-7000
(Registrant’s telephone number, including area code)
____________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On May 1, 2013, there were 194,748,590 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 2,685,315 shares of unvested restricted stock awards.

LIVE NATION ENTERTAINMENT, INC.

LIVE NATION ENTERTAINMENT, INC.
GLOSSARY OF KEY TERMS

AOCI	Accumulated other comprehensive income (loss)
AOI	Adjusted operating income (loss)
Azoff Trust	The Azoff Family Trust of 1997, of which Irving Azoff is co-Trustee
Clear Channel	Clear Channel Communications, Inc.
Company	Live Nation Entertainment, Inc. and subsidiaries
Coppel	Michael Coppel Ventures Pty Ltd
CTS	CTS Eventim AG
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
Live Nation	Live Nation Entertainment, Inc., formerly known as Live Nation, Inc., and subsidiaries
Merger	Merger between Live Nation, Inc. and Ticketmaster Entertainment, Inc. announced in February 2009 and consummated in January 2010
MSG	The Madison Square Garden Company
SEC	United States Securities and Exchange Commission
Separation	The contribution and transfer by Clear Channel of substantially all of its entertainment assets and liabilities to Live Nation
Ticketmaster
For periods prior to May 6, 2010, Ticketmaster means Ticketmaster Entertainment LLC and its predecessor companies (including without limitation Ticketmaster Entertainment, Inc.); for periods on and after May 6, 2010, Ticketmaster means the Ticketmaster ticketing business of the Company

TicketsNow	TNow Entertainment Group, Inc.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2013	December 31, 2012
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$1,246,415	$1,001,055
Accounts receivable, less allowance of $20,276 and $19,794, respectively	486,173	415,790
Prepaid expenses	537,246	359,936
Other current assets	49,935	36,031
Total current assets	2,319,769	1,812,812
Property, plant and equipment
Land, buildings and improvements	823,767	852,175
Computer equipment and capitalized software	354,171	338,919
Furniture and other equipment	197,330	200,743
Construction in progress	53,538	56,822
	1,428,806	1,448,659
Less accumulated depreciation	727,493	726,873
	701,313	721,786
Intangible assets
Definite-lived intangible assets, net	683,052	724,463
Indefinite-lived intangible assets	375,900	377,463
Goodwill	1,328,348	1,357,827
Investments in nonconsolidated affiliates	47,730	46,160
Other long-term assets	232,171	250,295
Total assets	$5,688,283	$5,290,806
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$609,848	$557,953
Accounts payable	103,359	102,718
Accrued expenses	572,312	626,723
Deferred revenue	890,755	402,002
Current portion of long-term debt	61,368	62,050
Other current liabilities	15,519	16,726
Total current liabilities	2,253,161	1,768,172
Long-term debt, net	1,671,202	1,677,955
Long-term deferred income taxes	196,845	199,596
Other long-term liabilities	92,996	94,409
Commitments and contingent liabilities
Redeemable noncontrolling interests	42,262	42,100
Stockholders’ equity
Common stock	1,915	1,877
Additional paid-in capital	2,297,383	2,272,882
Accumulated deficit	(971,657)	(908,418)
Accumulated other comprehensive loss	(45,102)	(10,923)
Total Live Nation Entertainment, Inc. stockholders’ equity	1,282,539	1,355,418
Noncontrolling interests	149,278	153,156
Total equity	1,431,817	1,508,574
Total liabilities and equity	$5,688,283	$5,290,806

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(in thousands except share and per share data)
Revenue	$923,698	$867,997
Operating expenses:
Direct operating expenses	576,934	538,714
Selling, general and administrative expenses	279,522	268,135
Depreciation and amortization	82,165	79,713
Gain on disposal of operating assets	(3,597)	(288)
Corporate expenses	20,655	23,217
Acquisition transaction expenses	1,208	1,309
Operating loss	(33,189)	(42,803)
Interest expense	28,151	29,710
Interest income	(1,768)	(900)
Equity in earnings of nonconsolidated affiliates	(2,582)	(3,881)
Other expense (income), net	3,638	(1,782)
Loss before income taxes	(60,628)	(65,950)
Income tax expense	3,559	4,278
Net loss	(64,187)	(70,228)
Net loss attributable to noncontrolling interests	(948)	(1,078)
Net loss attributable to common stockholders of Live Nation Entertainment, Inc.	$(63,239)	$(69,150)

Basic and diluted net loss per common share attributable to common stockholders of Live Nation Entertainment, Inc.	$(0.33)	$(0.37)

Basic and diluted weighted average common shares outstanding	188,827,190	186,521,520

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net loss	$(64,187)	$(70,228)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on cash flow hedges	70	(5)
Realized loss on cash flow hedges	8	—
Foreign currency translation adjustments	(34,257)	25,323
Comprehensive loss	(98,366)	(44,910)
Comprehensive loss attributable to noncontrolling interests	(948)	(1,078)
Comprehensive loss attributable to common stockholders of Live Nation Entertainment, Inc.	$(97,418)	$(43,832)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(64,187)	$(70,228)
Reconciling items:
Depreciation	30,328	28,936
Amortization	51,837	50,777
Deferred income tax benefit	(3,229)	(3,605)
Amortization of debt issuance costs and discount/premium, net	5,170	3,403
Non-cash compensation expense	6,305	8,979
Gain on disposal of operating assets	(3,597)	(288)
Equity in earnings of nonconsolidated affiliates	(2,582)	(3,881)
Other, net	691	107
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(63,146)	(26,374)
Increase in prepaid expenses	(180,243)	(181,927)
Increase in other assets	(32,474)	(29,215)
Increase in accounts payable, accrued expenses and other liabilities	21,773	54,787
Increase in deferred revenue	503,814	433,301
Net cash provided by operating activities	270,460	264,772
CASH FLOWS FROM INVESTING ACTIVITIES
Distributions from nonconsolidated affiliates	1,767	540
Investments made in nonconsolidated affiliates	(1,963)	(864)
Purchases of property, plant and equipment	(25,670)	(28,017)
Proceeds from disposal of operating assets, net of cash divested	8,100	5,648
Purchases of intangible assets	(17)	(10,002)
Decrease (increase) other, net	(853)	525
Net cash used in investing activities	(18,636)	(32,170)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	89,267	29,587
Payments on long-term debt	(96,674)	(36,844)
Contributions from noncontrolling interests	267	130
Distributions to noncontrolling interests	(1,221)	(3,226)
Proceeds from exercise of stock options	22,332	408
Payments for deferred and contingent consideration	(750)	(10,585)
Net cash provided by (used in) financing activities	13,221	(20,530)
Effect of exchange rate changes on cash and cash equivalents	(19,685)	15,087
Net increase in cash and cash equivalents	245,360	227,159
Cash and cash equivalents at beginning of period	1,001,055	844,253
Cash and cash equivalents at end of period	$1,246,415	$1,071,412

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
The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2012 Annual Report on Form 10-K filed with the SEC on February 26, 2013.
Seasonality
Due to the seasonal nature of shows at outdoor amphitheaters and festivals, which primarily occur May through September, the Company experiences higher revenue for the Concerts segment during the second and third quarters. The Artist Nation segment’s revenue is impacted, to a large degree, by the touring schedules of artists it represents and generally, the Company experiences higher revenue in this segment during the second and third quarters as the period from May through September tends to be a popular time for touring events. The Ticketing segment’s sales are impacted by fluctuations in the availability of events for sale to the public, which vary depending upon scheduling by its clients. The Company’s seasonality also results in higher balances in cash and cash equivalents, accounts receivable, prepaid expenses, accrued expenses and deferred revenue at different times in the year. Therefore, the results to date are not necessarily indicative of the results expected for the full year.
Recently Adopted Pronouncements
In February 2013, the FASB issued guidance which requires companies to disclose additional information about reclassifications out of AOCI, including changes in AOCI balances by component and significant items reclassified out of AOCI. The new disclosure requirements are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2012. The Company adopted this guidance on January 1, 2013.
NOTE 2—LONG-LIVED ASSETS
Property, Plant and Equipment
In the fourth quarter of 2012, an amphitheater located in New York sustained substantial damage during Hurricane Sandy. During the three months ended March 31, 2013, the Company received a partial insurance recovery and recorded a gain of $3.1 million as a component of gain on disposal of operating assets in the Concerts segment.
Definite-lived Intangible Assets
The Company has definite-lived intangible assets which are amortized over the shorter of either the lives of the respective agreements or the period of time the assets are expected to contribute to the Company’s future cash flows. The amortization is recognized on either a straight-line or expected cash flows basis.

The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the three months ended March 31, 2013:

	Revenue- generating contracts	Client / vendor relationships	Non-compete agreements	Venue management and leaseholds	Technology	Trademarks and naming rights	Other	Total
	(in thousands)
Balance as of December 31, 2012:
Gross carrying amount	$515,071	$261,655	$168,418	$118,259	$101,424	$18,423	$6,452	$1,189,702
Accumulated amortization	(197,549)	(39,807)	(111,369)	(51,891)	(53,295)	(6,678)	(4,650)	(465,239)
Net	317,522	221,848	57,049	66,368	48,129	11,745	1,802	724,463
Gross carrying amount:
Acquisitions	1,407	—	—	—	—	—	—	1,407
Foreign exchange	(7,140)	(11)	(155)	(1,900)	(623)	(574)	(23)	(10,426)
Other (1)	(2,767)	—	(13,592)	—	—	805	(3,000)	(18,554)
	(8,500)	(11)	(13,747)	(1,900)	(623)	231	(3,023)	(27,573)
Accumulated amortization:
Amortization	(11,609)	(11,291)	(5,541)	(3,423)	(5,376)	(886)	(113)	(38,239)
Foreign exchange	3,214	(5)	130	542	346	170	20	4,417
Other (1)	2,767	—	13,843	—	—	374	3,000	19,984
	(5,628)	(11,296)	8,432	(2,881)	(5,030)	(342)	2,907	(13,838)
Balance as of March 31, 2013:
Gross carrying amount	506,571	261,644	154,671	116,359	100,801	18,654	3,429	1,162,129
Accumulated amortization	(203,177)	(51,103)	(102,937)	(54,772)	(58,325)	(7,020)	(1,743)	(479,077)
Net	$303,394	$210,541	$51,734	$61,587	$42,476	$11,634	$1,686	$683,052
_________

(1)	Other includes a reclassification from indefinite-lived intangible assets due to a change in the asset’s estimated useful life and netdowns of fully amortized assets.
The 2013 addition to definite-lived intangible assets from acquisitions has a weighted-average life as follows:

Weighted- Average Life (years)

Revenue-generating contracts	8
Amortization from definite-lived intangible assets for the three months ended March 31, 2013 and 2012 was $38.2 million and $39.9 million, respectively. In addition, amortization related to nonrecoupable ticketing contract advances for the three months ended March 31, 2013 and 2012 was $13.6 million and $10.8 million, respectively. As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization may vary. Therefore, the expense to date is not necessarily indicative of the expense expected for the full year.

Goodwill
The following table presents the changes in the carrying amount of goodwill in each of the Company’s segments for the three months ended March 31, 2013:

	Concerts	Ticketing	Artist Nation	Sponsorship & Advertising	Other	Total
	(in thousands)
Balance as of December 31, 2012:
Goodwill	$468,891	$637,642	$266,820	$254,376	$13,037	$1,640,766
Accumulated impairment losses	(269,902)	—	—	—	(13,037)	(282,939)
	198,989	637,642	266,820	254,376	—	1,357,827

Acquisitions—current year	3,668	—	—	—	—	3,668
Acquisitions—prior year	(12,670)	—	7,040	—	—	(5,630)
Foreign exchange	(12,895)	(2,085)	(133)	(12,404)	—	(27,517)

Balance as of March 31, 2013:
Goodwill	446,994	635,557	273,727	241,972	13,037	1,611,287
Accumulated impairment losses	(269,902)	—	—	—	(13,037)	(282,939)
	$177,092	$635,557	$273,727	$241,972	$—	$1,328,348
The Company is in the process of finalizing its acquisition accounting for recent acquisitions which could result in a change to the associated purchase price allocations, including goodwill.
Long-lived Asset Disposals
In January 2012, the Company completed the sale of an amphitheater in Ohio.
The table below summarizes the asset and liability values at the time of disposal and the resulting gain or loss recorded.

Divested Asset	Segment	Gain on Disposal of Operating Assets	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
	(in thousands)
2012 Divestiture
Ohio amphitheater	Concerts	$444	$—	$5,400	$444	$—

Certain agreements relating to disposals of businesses provide for future contingent consideration based on the financial performance of the businesses sold. The Company will record additional amounts related to such contingent consideration, with a corresponding adjustment to gain (loss) on disposal of operating assets, if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent considerations, if all existing performance targets are met, would not significantly impact the results of operations of the Company. The last contingency period for which the Company has outstanding contingent consideration is for the period ending December 2013.
NOTE 3—DERIVATIVE INSTRUMENTS
The Company primarily uses forward currency contracts and options to reduce its exposure to foreign currency risk associated with short-term artist fee commitments. The Company may also enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income and short-term intercompany loans. At March 31, 2013 and December 31, 2012, the Company had forward currency contracts and options outstanding with notional amounts of $122.6 million and $100.0 million, respectively. These instruments have not been designated as hedging instruments and any change in fair value is reported in earnings during the period of the change. The Company’s foreign currency derivative activity, including the related fair values, are not material to any period presented.

Additionally, the Company has entered into certain interest rate swaps and cap agreements to limit its exposure to variable interest rates, related to portions of the Company’s outstanding debt, some of which have been designated as cash flow hedges. At March 31, 2013 and December 31, 2012, the Company had interest rate swaps and cap agreements outstanding with notional amounts of $127.5 million and $133.8 million, respectively. The Company’s interest rate swaps and cap activity, including the related fair values, are not material to any period presented. As of March 31, 2013 and December 31, 2012, there is no ineffective portion or amount excluded from effectiveness testing for derivatives designated as cash flow hedging instruments.
The Company’s 2.875% convertible senior notes issued in July 2007 include certain provisions which are bifurcated from the notes and accounted for as derivative instruments. As of March 31, 2013 and December 31, 2012, the fair value of these provisions was considered to be de minimis.
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
In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis, which are classified on the balance sheets as cash and cash equivalents, other current assets, other long-term assets, other current liabilities and other long-term liabilities:

	Fair Value Measurements at March 31, 2013				Fair Value Measurements at December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
		(in thousands)				(in thousands)
Assets:
Cash equivalents	$202,034	$—	$—	$202,034	$61,996	$—	$—	$61,996
Forward currency contracts	—	1,096	—	1,096	—	81	—	81
Stock options	—	—	24	24	—	—	204	204
Total	$202,034	$1,096	$24	$203,154	$61,996	$81	$204	$62,281
Liabilities:
Interest rate swaps	$—	$2,376	$—	$2,376	$—	$2,811	$—	$2,811
Forward currency contracts	—	89	—	89	—	625	—	625
Contingent consideration	—	—	5,849	5,849	—	—	6,718	6,718
Total	$—	$2,465	$5,849	$8,314	$—	$3,436	$6,718	$10,154

Cash equivalents consist of money market funds. Fair values for cash equivalents are based on quoted prices in an active market. Fair values for forward currency contracts are based on observable market transactions of spot and forward rates. Fair values for the interest rate swaps and the interest rate cap are based on inputs corroborated by observable market data with similar tenors. The fair value of the interest rate cap was considered to be de minimis at March 31, 2013 and December 31, 2012.
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
Due to their short maturity, the carrying amounts of accounts receivable, accounts payable and accrued expenses approximated their fair values at March 31, 2013 and December 31, 2012.
The Company’s outstanding debt held by third-party financial institutions is carried at cost, adjusted for discounts. The Company’s debt is not publicly-traded and the carrying amounts typically approximate fair value for the Company’s debt that accrues interest at a variable rate, which are considered to be Level 2 inputs. The estimated fair values of the 7% senior notes, the 8.125% senior notes and the 2.875% convertible senior notes were $240.8 million, $272.0 million and $221.2 million at March 31, 2013, respectively. The estimated fair values of the 7% senior notes, the 8.125% senior notes and the 2.875% convertible senior notes were $236.3 million, $273.4 million and $219.4 million at December 31, 2012, respectively. The estimated fair value of the Company’s third-party fixed-rate debt is based on quoted market prices in active markets for the same or similar debt, which are considered to be Level 2 inputs. The Company has fixed rate debt held by noncontrolling interest partners with a face value of $23.4 million and $24.5 million at March 31, 2013 and December 31, 2012, respectively. The Company is unable to determine the fair value of this debt.
There were no non-recurring fair value measurements reported for the three months ended March 31, 2013 and 2012.
NOTE 5—COMMITMENTS AND CONTINGENT LIABILITIES
Certain agreements relating to acquisitions that occurred prior to the adoption in January 2009 of the new FASB guidance for business combinations provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired companies. The Company will accrue additional amounts related to such contingent payments, which were part of the business combinations, with a corresponding adjustment to goodwill, if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent payments, if all performance targets are met, would not significantly impact the financial position of the Company. The last contingency period for which the Company has an outstanding contingent payment is for the period ending December 2017.
The Company also has certain contingent obligations related to acquisitions made after the adoption in January 2009 of the FASB guidance for business combinations. In accordance with the current guidance, contingent consideration associated with business combinations must be recorded at its fair value at the time of the acquisition and reflected at current fair value for each subsequent reporting period thereafter until settled. The Company records these fair value changes in its statements of operations as acquisition transaction expenses. The contingent consideration is generally subject to payout following the achievement of future performance targets and some may be payable in 2013. As of March 31, 2013, the Company has accrued $1.8 million in other current liabilities and $4.0 million in other long-term liabilities and, as of December 31, 2012, the Company had accrued $2.5 million in other current liabilities and $4.2 million in other long-term liabilities, representing the fair value of these estimated payments. The last contingency period for which the Company has an outstanding contingent payment is for the period ending December 2017. See Note 4—Fair Value Measurements for further discussion related to the valuation of these contingent payments.

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
In May 2010, the Company responded to CTS’s request for arbitration and filed counterclaims asserting that CTS breached the CTS Agreement by failing to provide ticketing platforms that met the standard required by the CTS Agreement for the North American and European markets. The Company is seeking relief primarily in the form of damages and a declaration that the Company validly terminated the CTS Agreement based on CTS’s material breaches. The Company denies that CTS is entitled to collect damages for royalties that would have been paid over the full 10-year term of the CTS Agreement or on Ticketmaster-controlled tickets. The matter has been assigned to an arbitrator, and hearings were conducted in the summer and fall of 2011. A decision from the arbitrator is currently expected in the spring of 2013. While the Company does not believe that a loss is probable of occurring at this time, if the arbitrator rules against the Company on any or all claims, the resulting amounts could be substantial. Considerable uncertainty remains regarding the validity of the claims and damages asserted against the Company. As a result, the Company is currently unable to estimate the possible loss or range of loss for this matter. The Company intends to continue to vigorously defend the action.
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
In December 2010, the parties entered into a binding agreement providing for the settlement of the litigation and the resolution of all claims therein. In September 2011, the Court declined to approve the settlement in its then-current form. Litigation continued, and in September 2011, the Court granted in part and denied in part Ticketmaster’s Motion for Summary Judgment. The parties reached a new settlement in September 2011, which was approved preliminarily, but in September 2012 the Court declined to grant final approval. The parties have agreed in principal on the terms of a revised settlement and intend to present those terms to the court for preliminary approval upon execution of a long-form settlement agreement. Ticketmaster and its parent, Live Nation, have not acknowledged any violations of law or liability in connection with the matter.
As of March 31, 2013, the Company has accrued $35.4 million, its best estimate of the probable costs associated with the settlement referred to above. This liability includes an estimated redemption rate. Any difference between the Company’s estimated redemption rate and the actual redemption rate it experiences will impact the final settlement amount; however, the Company does not expect this difference to be material.
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
In February 2012, the parties entered into a settlement agreement that will resolve all of the resale market claims. The court approval process for the settlement has been completed, with final approvals given in all provinces. The settlement was paid in January 2013, the full amount of which was funded by an escrow established in connection with Ticketmaster’s 2008 acquisition of TicketsNow.
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
NOTE 6—CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS
Transactions Involving Directors
The following table sets forth revenue earned and expenses incurred from the transactions noted below:

	Three Months Ended March 31,
	2013	2012

Director related-party revenue	$2,475	$4,746
Director related-party expenses	$2,054	$3,243
Relationship with Clear Channel
For purposes of governing certain of the ongoing relationships between Clear Channel and Live Nation at and after the Separation, Clear Channel and Live Nation entered into a tax matters agreement, among other agreements.
The Company has a non-employee director as of March 31, 2013 who is also a director and executive officer of Clear Channel. This director receives directors’ fees, stock options and restricted stock awards on the same basis as other non-employee members of the Company’s board of directors. From time to time, the Company purchases advertising from Clear Channel and its subsidiaries in the ordinary course of business on an arms-length basis. The Company also has various lease and licensing agreements with Clear Channel for office space.
Transactions with MSG
The Company had a non-employee director until February 2013 who is also a director and executive officer of MSG and Cablevision Systems Corporation. This director received directors’ fees, stock options and restricted stock awards on the same basis as other non-employee members of the Company’s board of directors. From time to time, the Company promotes events at venues owned and/or operated by MSG and pays rental fees and co-promote fees to MSG and its subsidiaries. In addition, the Company provides ticketing services for venues and sports franchises owned and/or operated by MSG and pays royalty fees to MSG and its subsidiaries. The Company also receives transaction fees from MSG and its subsidiaries for tickets MSG sells using the Company’s ticketing software. Finally, the Company purchases advertising from Cablevision Systems Corporation and its subsidiaries from time to time. All of these transactions are entered into in the ordinary course of business on an arms-length basis, and are included in the table above through February 2013.
Transactions Involving Executives
Irving Azoff was the Company’s Executive Chairman and Chairman of the board of directors until his resignation as an officer, director and employee of the Company on December 31, 2012. ATC Aviation, Inc. (“ATC”), which is owned by Irving Azoff, owns an aircraft. An aircraft management and charter company, unrelated to either the Company or ATC, manages and operates the aircraft on ATC’s behalf. The Company was charged market rates for the use of the aircraft when used by Mr. Azoff or other executives on Company business, a portion of which was paid to ATC. These arrangements are no longer in effect following Mr. Azoff’s departure from the Company. For the three months ended March 31, 2012, the Company made payments totaling $0.7 million.
Irving Azoff has a minority ownership interest in an entity that subleases office space from the Company. Rent charged by the Company totaled $0.2 million for the three months ended March 31, 2012.

Other Related Parties
The Company conducts certain transactions in the ordinary course of business with companies that are owned, in part or in total, by various members of management of the Company’s subsidiaries or companies over which it has significant influence. These transactions primarily relate to venue rentals, concession services, equipment rentals, ticketing, marketing and other services. As of March 31, 2013 and December 31, 2012, the Company has a receivable balance of $13.0 million and $12.2 million, respectively, from certain of these companies. The following table sets forth expenses incurred and revenue earned from these companies for services rendered or provided in relation to these business ventures. None of these transactions were with directors or executive officers of the Company.

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Other related-parties revenue	$1,327	$1,454
Other related-parties expenses	$5,150	$1,876
NOTE 7—INCOME TAXES
The Company calculates interim effective tax rates in accordance with the FASB guidance for income taxes and applies the estimated annual effective tax rate to year-to-date pretax income (loss) at the end of each interim period to compute a year-to-date tax expense (or benefit). This guidance requires departure from effective tax rate computations when losses incurred within tax jurisdictions cannot be carried back and future profits associated with operations in those tax jurisdictions cannot be assured beyond any reasonable doubt. Accordingly, the Company has calculated and applied an expected annual effective tax rate of approximately 18% for 2013 (as compared to 19% in the prior year), excluding significant, unusual or extraordinary items, for ordinary income associated with operations for which the Company currently expects to have annual taxable income, which are principally outside of the United States. The Company has not recorded tax benefits associated with losses from operations for which future taxable income cannot be reasonably assured. As required by this guidance, the Company also includes tax effects of significant, unusual or extraordinary items in income tax expense in the interim period in which they occur.
Net income tax expense is $3.6 million for the three months ended March 31, 2013. The components of tax expense that contributed to the net income tax expense for the three months ended March 31, 2013 primarily consist of income tax expense of $1.3 million based on the expected annual rate pertaining to ordinary income for the three-month period, a $1.1 million federal tax adjustment to prior year tax filings and state and local taxes of $1.0 million.
As of March 31, 2013 and December 31, 2012, the Company had unrecognized tax benefits of approximately $15.7 million and $16.0 million, respectively. During the three months ended March 31, 2013, unrecognized tax benefits decreased by approximately $0.3 million, primarily attributable to currency translation adjustments of $(0.4) million partially offset by an increase in interest and penalty accruals of approximately $0.1 million. All of these unrecognized tax benefits would favorably impact the effective tax rate if recognized in the future.
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

NOTE 8—EQUITY
The following table shows the reconciliation of the carrying amount of stockholders’ equity attributable to Live Nation Entertainment, Inc., equity attributable to noncontrolling interests, total equity and also redeemable noncontrolling interests:

	Live Nation Entertainment, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands)			(in thousands)
Balances at December 31, 2012	$1,355,418	$153,156	$1,508,574	$42,100
Non-cash and stock-based compensation	2,435	—	2,435	—
Exercise of stock options	22,332	—	22,332	—
Acquisitions	—	(1,574)	(1,574)	—
Redeemable noncontrolling interests fair value adjustments	(228)	—	(228)	228
Noncontrolling interests contributions	—	267	267	—
Cash distributions	—	(1,221)	(1,221)	—
Other	—	(467)	(467)	(1)
Comprehensive income (loss):
Net loss	(63,239)	(883)	(64,122)	(65)
Unrealized gain on cash flow hedges	70	—	70	—
Realized loss on cash flow hedges	8	—	8	—
Foreign currency translation adjustments	(34,257)	—	(34,257)	—
Balances at March 31, 2013	$1,282,539	$149,278	$1,431,817	$42,262
Common Stock
During the first quarter of 2013, the Company issued 3.4 million shares of common stock in connection with stock option exercises.
Noncontrolling Interests
As of March 31, 2013, for the non-wholly-owned subsidiaries of the Company where the common securities held by the noncontrolling interests do not include put arrangements exercisable outside of the control of the Company, such noncontrolling interests are recorded in stockholders’ equity, separate from the Company’s own equity.
Redeemable Noncontrolling Interests
For certain of its consolidated subsidiaries, the Company is subject to put arrangements arising from business combinations where the holders of the noncontrolling interests can require the Company to repurchase their shares at specified dates in the future or within specified periods in the future. Certain of these puts can be exercised earlier upon the occurrence of triggering events as specified in the agreements. The exercise dates for these puts range from April 2013 to December 2018. The redemption amounts for these puts are either at a fixed amount, at fair value at the time of exercise or variable based on a formula linked to earnings. In accordance with the FASB guidance for business combinations, the redeemable noncontrolling interests are recorded at their fair value at acquisition date. As these put arrangements are not currently redeemable, for increases in the estimated redemption value, or reductions in the estimated redemption value to the extent increases had been recognized previously, the Company accretes changes in the redemption value over the period from the date of issuance to the earliest redemption date of the individual puts, with the offset recorded to additional paid-in capital. Accounting guidance prohibits the recognition of reductions in value below issuance date value. Changes in estimated redemption values that are based on a formula linked to future earnings are computed using projected cash flows each reporting period which take into account the current expectations regarding profitability and the timing of revenue-generating events. For redemption amounts that are fixed dollar amounts, if the initial fair value is the redemption amount, there are no changes recorded until the puts are exercised or expire. The redemption amounts for these put arrangements are reflected in the Company’s balance sheets as redeemable noncontrolling interests outside of permanent equity and, at March 31, 2013 and December 31, 2012, were $42.3 million and $42.1 million, respectively.

Accumulated Other Comprehensive Income (Loss)
The following table presents changes in the components of AOCI, net of taxes, for the three months ended March 31, 2013:

	Gains and Losses On Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
	(in thousands)
Balance at December 31, 2012	$(595)	$(611)	$(9,717)	$(10,923)
Other comprehensive income (loss) before reclassifications	70	—	(34,257)	(34,187)
Amount reclassified from AOCI	8	—	—	8
Net other comprehensive income (loss)	78	—	(34,257)	(34,179)
Balance at March 31, 2013	$(517)	$(611)	$(43,974)	$(45,102)
The realized loss on cash flow hedges reclassified from AOCI consists of one interest rate swap agreement.
Earnings per Share
The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended March 31,
	2013	2012
	(in thousands, except for per share data)
Net loss attributable to common stockholders of Live Nation Entertainment, Inc.—basic and diluted	$(63,239)	$(69,150)

Weighted average common shares—basic	188,827	186,522
Effect of dilutive securities:
Stock options, restricted stock and warrants	—	—
2.875% convertible senior notes	—	—
Weighted average common shares—diluted	188,827	186,522

Basic and diluted net loss per common share	$(0.33)	$(0.37)
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

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Options to purchase shares of common stock	22,078	21,509
Restricted stock awards and units—unvested	2,685	4,000
Warrants	500	500
Conversion shares related to 2.875% convertible senior notes	8,105	8,105
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	33,368	34,114

NOTE 9—STOCK-BASED COMPENSATION
The following is a summary of stock-based compensation expense recorded by the Company during the respective periods:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Selling, general and administrative expenses	$2,650	$3,291
Corporate expenses	3,655	5,688
Total	$6,305	$8,979
As of March 31, 2013, there was $56.6 million of total unrecognized compensation cost related to stock-based compensation arrangements for stock options and restricted stock awards. This cost is expected to be recognized over a weighted-average period of 2.9 years.
Azoff Trust Note
As part of the Merger, a note was issued to the Azoff Trust in exchange for shares of Ticketmaster’s series A convertible redeemable preferred stock held by the Azoff Trust. The note was paid in full in December 2012 in connection with Mr. Azoff’s resignation. For the three months ended March 31, 2012, the Company recorded $1.6 million of expense related to this note as a component of corporate expenses.
NOTE 10—SEGMENT DATA
The Company’s reportable segments are Concerts, Ticketing, Artist Nation and Sponsorship & Advertising. The Concerts segment involves the promotion of live music events globally in the Company’s owned and/or operated venues and in rented third-party venues, the production of music festivals and the operation and management of music venues and is the aggregation of the Company’s North American Concerts and International Concerts operating segments. The Ticketing segment involves the management of the Company’s global ticketing operations including providing ticketing software and services to clients and online access for customers relating to ticket and event information and is responsible for the Company’s primary websites, www.livenation.com and www.ticketmaster.com. The Ticketing segment is the aggregation of the Company’s North American Ticketing and International Ticketing operating segments. The Artist Nation segment provides management services to artists and other services including merchandise and artist fan sites and is the aggregation of the Company’s Artist Management and Artist Services operating segments. The Sponsorship & Advertising segment manages the development of strategic sponsorship programs in addition to the sale of international, national and local sponsorships and placement of advertising including signage, promotional programs and banner ads in the Company’s owned and/or operated venues and on its primary websites.
Revenue and expenses earned and charged between segments are eliminated in consolidation. Corporate expenses and all line items below operating income are managed on a total company basis.
The Company manages its working capital on a consolidated basis. Accordingly, segment assets are not reported to, or used by, the Company’s management to allocate resources to or assess performance of the segments, and therefore, total segment assets have not been presented. Included in the March 31, 2013 and December 31, 2012 cash and cash equivalents balance is $441.2 million and $441.6 million, respectively, of funds representing amounts equal to the face value of tickets sold on behalf of clients and the clients’ share of convenience and order processing charges.

The following table presents the results of operations for the Company’s reportable segments for the three months ending March 31, 2013 and 2012:

	Concerts	Ticketing	Artist Nation	Sponsorship & Advertising	Other	Corporate	Eliminations	Consolidated
				(in thousands)
Three Months Ended March 31, 2013
Revenue	$513,535	$325,135	$50,271	$40,147	$793	$—	$(6,183)	$923,698
Direct operating expenses	390,252	155,062	31,412	6,864	(965)	—	(5,691)	576,934
Selling, general and administrative expenses	137,318	111,940	20,038	9,688	538	—	—	279,522
Depreciation and amortization	28,702	42,813	10,034	142	174	792	(492)	82,165
Loss (gain) on disposal of operating assets	(3,130)	(62)	(412)	—	7	—	—	(3,597)
Corporate expenses	—	—	—	—	—	20,655	—	20,655
Acquisition transaction expenses	234	24	128	—	—	822	—	1,208
Operating income (loss)	$(39,841)	$15,358	$(10,929)	$23,453	$1,039	$(22,269)	$—	$(33,189)
Intersegment revenue	$5,713	$267	$203	$—	$—	$—	$(6,183)	$—
Capital expenditures	$2,441	$18,863	$118	$303	$—	$(177)	$—	$21,548
Three Months Ended March 31, 2012
Revenue	$448,699	$326,544	$61,405	$36,128	$776	$—	$(5,555)	$867,997
Direct operating expenses	343,353	151,875	40,638	6,721	1,485	—	(5,358)	538,714
Selling, general and administrative expenses	131,618	103,328	24,088	8,789	312	—	—	268,135
Depreciation and amortization	28,362	39,166	11,612	39	12	719	(197)	79,713
Loss (gain) on disposal of operating assets	(470)	(90)	—	—	272	—	—	(288)
Corporate expenses	—	—	—	—	—	23,217	—	23,217
Acquisition transaction expenses	814	(20)	50	—	—	465	—	1,309
Operating income (loss)	$(54,978)	$32,285	$(14,983)	$20,579	$(1,305)	$(24,401)	$—	$(42,803)
Intersegment revenue	$4,049	$314	$1,192	$—	$—	$—	$(5,555)	$—
Capital expenditures	$3,255	$18,331	$133	$756	$—	$908	$—	$23,383

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
Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth below under Part II Item 1A.—Risk Factors, in Part I Item IA—Risk Factors of our 2012 Annual Report on Form 10-K, as well as other factors described herein or in our annual, quarterly and other reports we file with the SEC (collectively, “cautionary statements”). Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. We do not intend to update these forward-looking statements, except as required by applicable law.
Executive Overview
In the first quarter of 2013, our revenue increased 6% compared to last year driven by an increase in our Concerts segment from higher event activity as well as the impact of acquisitions completed in mid-2012. We had an increase in arena events in North America, higher international activity, mainly in Australia, and more activity from our global touring artists. Our strategy remains focused on leveraging our leadership position in the live entertainment industry to reach fans through the live concert experience in order to sell more tickets and grow our sponsorship and advertising revenue, while continuing to optimize our cost structure. We believe as the leading, global live event and ticketing company that we are well-positioned to better serve artists, teams, fans and venues.
Our Concerts segment delivered a 14% increase in revenue for the first quarter as compared to last year through increased event activity and attendance, higher results due to acquisitions and an increased number of global tours. Our Concert attendance was up 12% globally driven mainly by additional arena activity as well as growth in electronic dance music events. Our overall Concerts operating results improved for the quarter due to higher arena show count and attendance, improved event profitability in our theater and club business, the impact of expansion in our international markets and higher activity in the quarter from our global tours.
Our Ticketing segment revenue was flat for the first quarter compared to last year due to a slight decline in primary ticketing revenue offset by growth in our secondary ticket business. Overall, tickets sold during the first quarter declined by 3% due to an increase of tickets sold in the fourth quarter of 2012 driven by the timing of event on sales. Tickets sold through our mobile applications in the first quarter more than doubled as compared to last year and we are implementing new features later this year that we expect to further expand mobile ticket transactions. Ticketing operating results were down in the first quarter driven by the mix of tickets sold in the quarter and higher costs year-over-year from investments in our technology platforms. We will continue to invest in a variety of initiatives aimed at improving the ticket buying process and overall fan and venue experience.
Our Artist Nation segment revenue decreased by 18% for the first quarter driven by the restructuring of our artist management business in late 2012 and lower sales in our merchandise business. However, because of overall cost reductions and higher merchandise margins, operating results for the segment improved. Our Artist Nation segment is focused on serving our existing artists as well as developing new relationships with top artists and extending the various services we provide. We expect that our performance in this business will improve as we empower the next generation of the industry’s top managers to more effectively make use of the assets of our Ticketing, Concerts, and Sponsorship & Advertising platforms.
Our Sponsorship & Advertising segment’s first quarter revenue increased by 11% driven primarily by higher online advertising and other sponsorship revenue. Overall operating income improvement outpaced revenue in the first quarter with an increase of 14% as compared to prior year, as a result of essentially flat costs in the quarter. Our extensive on-site and online reach, global venue distribution network, artist relationships and ticketing operations are the key to securing long-term sponsorship agreements with major brands and we continue to expand these assets and to extend further internationally in new markets.
We continue to be optimistic about the long-term potential of our Company and we are focused on the key elements of our business model - expanding our concert platform to sell more tickets, driving conversion of ticket sales through social and mobile channels, growing our sponsorship and online revenue and selling more tickets for our Ticketmaster clients while driving reductions in the ticketing cost structure.
Our History
We were incorporated in Delaware on August 2, 2005 in preparation for the contribution and transfer by Clear Channel of substantially all of its entertainment assets and liabilities. We completed the Separation on December 21, 2005, and became a publicly traded company on the New York Stock Exchange trading under the symbol “LYV”.
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
To judge the health of our Concerts segment, we primarily monitor the number of confirmed events in our network of owned and/or operated and third-party venues, talent fees, average paid attendance and advance ticket sales. In addition, at our owned and/or operated venues, we monitor attendance, ancillary revenue per fan and premium ticket sales. For business that is conducted in foreign markets, we also compare the operating results from our foreign operations to prior periods on a constant currency basis.
Ticketing
The Ticketing segment is primarily an agency business that sells tickets for events on behalf of our clients and retains a convenience charge and order processing fee for our services. We sell tickets through a combination of websites, telephone, mobile apps and ticket outlets. Our ticketing sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon scheduling by our clients. Our Ticketing segment also manages our online activities including enhancements to our websites and bundling product offerings. Through our websites, we sell tickets to our own events as well as tickets for our ticketing clients and provide event information. Revenue related to ticketing service charges for our events where we control ticketing is deferred and recognized as the event occurs.
To judge the health of our Ticketing segment, we primarily review the number of tickets sold through our ticketing operations, average convenience charges and order processing fees, the number of clients renewed or added and the average royalty rate paid to clients who use our ticketing services. In addition, we review the number of visits to our websites, the overall number of customers in our database, the number of tickets sold via mobile apps and the revenue related to the sale of other products on our websites. For business that is conducted in foreign markets, we also compare the operating results from our foreign operations to prior periods on a constant currency basis.

Artist Nation
The Artist Nation segment primarily provides management services to music artists in exchange for a commission on the earnings of these artists. Our Artist Nation segment also sells merchandise associated with music artists at live performances, to retailers and directly to consumers via the internet and provides other services to artists. Revenue earned from our Artist Nation segment is impacted to a large degree by the touring schedules of the artists we represent and generally, we experience higher revenue during the second and third quarters as the period from May through September tends to be a popular time for touring events.
To judge the health of our Artist Nation segment, we primarily review the annual commissions earned for each artist represented and the percentage of top artists on tour or with planned album releases as these activities tend to drive higher revenue. For business that is conducted in foreign markets, we also compare the operating results from our foreign operations to prior periods on a constant currency basis.
Sponsorship & Advertising
Our Sponsorship & Advertising segment employs a sales force that creates and maintains relationships with sponsors, through a combination of strategic, international, national and local opportunities that allow businesses to reach customers through our concert, venue, artist relationship and ticketing assets, including advertising on our websites. We work with our corporate clients to help create marketing programs that drive their business goals and connects their brands directly with fans and artists.
To judge the health of our Sponsorship & Advertising segment, we primarily review the average revenue per sponsor, the total revenue generated through sponsorship arrangements, the percentage of expected revenue under contract and the online revenue received from sponsors advertising on our websites. For business that is conducted in foreign markets, we also compare the operating results from our foreign operations to prior periods on a constant currency basis.

Consolidated Results of Operations

	Three Months Ended March 31,		% Change
	2013	2012
	(in thousands)
Revenue	$923,698	$867,997	6%
Operating expenses:
Direct operating expenses	576,934	538,714	7%
Selling, general and administrative expenses	279,522	268,135	4%
Depreciation and amortization	82,165	79,713	3%
Gain on disposal of operating assets	(3,597)	(288)	*
Corporate expenses	20,655	23,217	(11)%
Acquisition transaction expenses	1,208	1,309	*
Operating loss	(33,189)	(42,803)	22%
Operating margin	(3.6)%	(4.9)%
Interest expense	28,151	29,710
Interest income	(1,768)	(900)
Equity in earnings of nonconsolidated affiliates	(2,582)	(3,881)
Other expense (income), net	3,638	(1,782)
Loss before income taxes	(60,628)	(65,950)
Income tax expense	3,559	4,278
Net loss	(64,187)	(70,228)
Net loss attributable to noncontrolling interests	(948)	(1,078)
Net loss attributable to common stockholders of Live Nation Entertainment, Inc.	$(63,239)	$(69,150)
_________

*	Percentages are not meaningful.

Key Operating Metrics

	Three Months Ended March 31,
	2013	2012
Concerts (1)
Total estimated events:
North America	3,258	3,205
International	1,622	1,600
Total estimated events	4,880	4,805
Total estimated attendance (rounded):
North America	5,056,000	4,360,000
International	3,043,000	2,851,000
Total estimated attendance	8,099,000	7,211,000
Ticketing (2)
Number of tickets sold (in thousands):
Concerts	16,672	16,808
Sports	8,521	8,806
Arts and theater	4,264	4,818
Family	4,570	4,527
Other (3)	1,721	1,751
	35,748	36,710
Gross value of tickets sold (in thousands)	$2,181,851	$2,220,199
Number of customers in database (rounded)	122,007,000	112,772,000
Sponsorship & Advertising
Sponsorship revenue (in thousands)	$28,253	$25,717
Online advertising revenue (in thousands)	$11,894	$10,411
 _________

(1)
Events generally represent a single performance by an artist. Attendance generally represents the number of fans who were present at an event. Festivals are counted as one event in the quarter in which the festival begins but attendance is split over the days of the festival and can be split between quarters. Events and attendance metrics are estimated each quarter.

(2)
The number and gross value of tickets sold includes primary tickets only and excludes tickets sold for the 2012 Olympics. These metrics include tickets sold during the period regardless of event timing except for our promoted events in our owned and/or operated venues and in certain European territories where these tickets are recognized as the events occur. The total number of tickets sold for the three months ended March 31, 2013 and 2012 excludes 28 million and 31 million tickets sold, respectively, through our venue clients’ box offices for which we do not receive a fee.

(3)	Other category includes tickets for comedy shows, facility tours, donations, lectures, seminars and cinemas.

Revenue
Our revenue increased $55.7 million, or 6%, during the three months ended March 31, 2013 as compared to the same period of the prior year. The overall increase in revenue was primarily due to an increase in our Concerts segment of $64.8 million partially offset by a decrease in our Artist Nation segment of $11.1 million. Excluding the decrease of approximately $2.3 million related to the impact of changes in foreign exchange rates, revenue increased $58.0 million, or 7%.
More detailed explanations of these changes are included in the applicable segment discussions below.
Direct operating expenses
Our direct operating expenses increased $38.2 million, or 7%, during the three months ended March 31, 2013 as compared to the same period of the prior year. The overall increase in direct operating expenses was primarily due to an increase in our Concerts segment of $46.9 million partially offset by a decrease in our Artist Nation segment of $9.2 million. Excluding the decrease of approximately $1.9 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $40.1 million, or 7%.
Direct operating expenses include artist fees, event production costs, ticketing client royalties, show-related marketing and advertising expenses along with other costs.
More detailed explanations of these changes are included in the applicable segment discussions below.
Selling, general and administrative expenses
Our selling, general and administrative expenses increased $11.4 million, or 4%, during the three months ended March 31, 2013 as compared to the same period of the prior year. The overall increase in selling, general and administrative expenses was primarily due to increases in our Concerts and Ticketing segments of $5.7 million and $8.6 million, respectively, partially offset by a decrease of $4.1 million in our Artist Nation segment. Excluding the decrease of approximately $0.1 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $11.5 million, or 4%.
More detailed explanations of these changes are included in the applicable segment discussions below.
Depreciation and amortization
Depreciation and amortization increased $2.5 million, or 3%, during the three months ended March 31, 2013 as compared to the same period of the prior year. The overall increase in depreciation and amortization was primarily due to an increase in our Ticketing segment of $3.6 million. Excluding the decrease of approximately $0.2 million related to the impact of changes in foreign exchange rates, depreciation and amortization increased $2.7 million, or 3%.
More detailed explanations of these changes are included in the applicable segment discussions below.
Gain on disposal of operating assets
Gain on disposal of operating assets for the three months ended March 31, 2013 was $3.6 million consisting primarily of a $3.1 million gain recognized in our Concerts segment in connection with a partial insurance recovery for storm damage sustained to an amphitheater located in New York.
Corporate expenses
Corporate expenses decreased $2.6 million, or 11%, during the three months ended March 31, 2013 as compared to the same period of the prior year primarily due to a reduction in stock-based compensation and Azoff Trust note expense resulting from the resignation of Irving Azoff, partially offset by timing of bonus accruals. Irving Azoff was our Executive Chairman and Chairman of the board of directors until his resignation as an officer, director and employee of the Company on December 31, 2012.
Acquisition transaction expenses
Acquisition transaction expenses for the three months ended March 31, 2013 and 2012 were $1.2 million and $1.3 million, respectively, consisting primarily of costs associated with current year acquisitions and ongoing litigation relating to the Merger.
Interest expense
Interest expense decreased $1.6 million, or 5%, during the three months ended March 31, 2013 as compared to the same period of the prior year primarily due to the net interest cost reduction realized from the August 2012 redemption of the 10.75% senior notes and issuance of the 7% senior notes partially offset by additional term loan B borrowings in June 2012.

Our debt balances and weighted-average cost of debt, excluding unamortized debt discounts, were $1.8 billion and 5.2%, respectively, at March 31, 2013.
Other expense (income), net
Other expense (income), net was $3.6 million for the three months ended March 31, 2013 and includes the impact of changes in foreign exchange rates of $3.5 million.
Other expense (income), net was $(1.8) million for the three months ended March 31, 2012 and includes the impact of changes in foreign exchange rates of $(1.2) million.
Income taxes
Income tax expense was relatively consistent year-over-year and is primarily driven by taxable income in our foreign locations.

Concerts Results of Operations
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2013	2012
	(in thousands)
Revenue	$513,535	$448,699	14%
Direct operating expenses	390,252	343,353	14%
Selling, general and administrative expenses	137,318	131,618	4%
Depreciation and amortization	28,702	28,362	1%
Gain on disposal of operating assets	(3,130)	(470)	*
Acquisition transaction expenses	234	814	*
Operating loss	$(39,841)	$(54,978)	28%
Operating margin	(7.8)%	(12.3)%
Adjusted operating loss **	$(13,142)	$(24,951)	47%
_______

*	Percentages are not meaningful.

**	AOI is defined and reconciled to operating income (loss) below.
Three Months
Concerts revenue increased $64.8 million, or 14%, during the three months ended March 31, 2013 as compared to the same period of the prior year. Excluding the decrease of $2.2 million related to the impact of changes in foreign exchange rates, revenue increased $67.0 million, or 15%, partially due to incremental revenue from acquisitions of $13.9 million primarily from the April 2012 acquisition of Coppel. We also had increased global touring activity, more events and higher average ticket prices for arena shows in North America and increased results from our theater and club events globally.
Concerts direct operating expenses increased $46.9 million, or 14%, during the three months ended March 31, 2013 as compared to the same period of the prior year. Excluding the decrease of $1.7 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $48.6 million, or 14%, partially due to incremental direct operating expenses of $11.6 million from the acquisitions as noted above and higher expenses associated with the overall increase in show activity.
Concerts selling, general and administrative expenses increased $5.7 million, or 4%, during the three months ended March 31, 2013 as compared to the same period of the prior year. The increase was primarily due to additional costs associated with the 2012 opening of a venue in Amsterdam and incremental expenses of $1.2 million resulting primarily from the acquisitions noted above.
Concerts gain on disposal of operating assets of $3.1 million for the three months ended March 31, 2013 is primarily due to a partial insurance recovery for storm damage to an amphitheater located in New York during Hurricane Sandy in October 2012.
The decreased operating loss for Concerts for the three months ended March 31, 2013 was primarily driven by higher results from global touring activity, incremental results from international expansion, improved theater and club and arena results and the gain on disposal of operating assets.

Ticketing Results of Operations
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2013	2012
	(in thousands)
Revenue	$325,135	$326,544	0%
Direct operating expenses	155,062	151,875	2%
Selling, general and administrative expenses	111,940	103,328	8%
Depreciation and amortization	42,813	39,166	9%
Gain on disposal of operating assets	(62)	(90)	*
Acquisition transaction expenses	24	(20)	*
Operating income	$15,358	$32,285	(52)%
Operating margin	4.7%	9.9%
Adjusted operating income **	$59,589	$72,561	(18)%
 _______

*	Percentages are not meaningful.

**	AOI is defined and reconciled to operating income (loss) below.
Three Months
Ticketing revenue decreased $1.4 million during the three months ended March 31, 2013 as compared to the same period of the prior year. Excluding the decrease of $0.2 million related to the impact of changes in foreign exchange rates, revenue decreased $1.2 million partially due to lower domestic primary ticket fees resulting from a reduction in ticket sales in the arts and theater category and a reduction in fees associated with the 2012 Olympics. These decreases were partially offset by higher domestic resale volume.
Ticketing direct operating expenses increased $3.2 million, or 2%, during the three months ended March 31, 2013 as compared to the same period of the prior year. Excluding the decrease of $0.1 million related to the impact of changes in foreign exchange rates, directing operating expenses increased $3.3 million, or 2%, primarily due to costs related to the increased domestic resale volume, higher international direct costs and royalty rates.
Ticketing selling, general and administrative expenses increased $8.6 million, or 8%, during the three months ended March 31, 2013 as compared to the same period of the prior year primarily due to increased costs related to higher resale activity, annual salary increases and higher rent along with 2012 cost recoveries from litigation and bad debt that were not repeated in 2013.
Ticketing depreciation and amortization increased $3.6 million, or 9%, during the three months ended March 31, 2013 as compared to the same period of the prior year. Excluding the decrease of $0.1 million related to the impact of changes in foreign exchange rates, depreciation and amortization increased $3.7 million, or 9%, primarily due to higher depreciation from investment in our technology platform and other ticketing assets along with increased amortization related to non-recoupable venue contract advances.
The decrease in Ticketing operating income for the three months ended March 31, 2013 was primarily due to lower domestic primary ticket fees, costs related to resale activity, annual salary increases, increased costs associated with investment in our technology platforms and cost recoveries in 2012.

Artist Nation Results of Operations
Our Artist Nation segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2013	2012
	(in thousands)
Revenue	$50,271	$61,405	(18)%
Direct operating expenses	31,412	40,638	(23)%
Selling, general and administrative expenses	20,038	24,088	(17)%
Depreciation and amortization	10,034	11,612	(14)%
Loss on disposal of operating assets	(412)	—	*
Acquisition transaction expenses	128	50	*
Operating loss	$(10,929)	$(14,983)	27%
Operating margin	(21.7)%	(24.4)%
Adjusted operating loss **	$(1,043)	$(3,007)	65%

_______

*	Percentages are not meaningful.

**	AOI is defined and reconciled to operating income (loss) below.
Three Months
Artist Nation revenue decreased $11.1 million, or 18%, during the three months ended March 31, 2013 as compared to the same period of the prior year. Excluding the decrease of $0.2 million related to the impact of changes in foreign exchange rates, revenue decreased $10.9 million, or 18%, primarily due to a reduction in management revenue associated with the departure of certain artist managers in December 2012 and lower retail and tour merchandise sales.
Artist Nation direct operating expenses decreased $9.2 million, or 23%, during the three months ended March 31, 2013 as compared to the same period of the prior year. Excluding the decrease of $0.2 million related to the impact of changes in foreign exchange rates, direct operating expenses decreased $9.0 million, or 22%, primarily due to the reduced costs from the lower merchandise sales noted above.
Artist Nation selling, general and administrative expenses decreased $4.1 million, or 17%, during the three months ended March 31, 2013 as compared to the same period of the prior year primarily due to the departure of certain artist managers in December 2012.
Artist Nation depreciation and amortization decreased $1.6 million, or 14%, during the three months ended March 31, 2013 as compared to the same period of the prior year primarily due to decreased amortization related to client/vendor relationship intangibles in the management business that were impaired in the fourth quarter of 2012.
The decreased operating loss for Artist Nation for the three months ended March 31, 2013 was primarily driven by improved margins on merchandise sales and lower amortization.

Sponsorship & Advertising Results of Operations
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2013	2012
	(in thousands)
Revenue	$40,147	$36,128	11%
Direct operating expenses	6,864	6,721	2%
Selling, general and administrative expenses	9,688	8,789	10%
Depreciation and amortization	142	39	*
Operating income	$23,453	$20,579	14%
Operating margin	58.4%	57.0%
Adjusted operating income **	$23,760	$20,725	15%
_______

*	Percentages are not meaningful.

**	AOI is defined and reconciled to operating income (loss) below.
Three Months
Sponsorship & Advertising revenue increased $4.0 million, or 11%, during the three months ended March 31, 2013 as compared to the same period of the prior year. Excluding the increase of $0.2 million related to the impact of changes in foreign exchange rates, revenue increased $3.8 million, or 11%, primarily due to online advertising growth and expansion of existing sponsorship arrangements.
Sponsorship & Advertising selling, general and administrative expenses increased $0.9 million, or 10%, during the three months ended March 31, 2013 as compared to the same period of the prior year primarily due to increased headcount and compensation-related costs.
The increased operating income for the three months ended March 31, 2013 was primarily due to higher online advertising and sponsorship revenue.

Reconciliation of Segment Adjusted Operating Income (Loss)
AOI is a non-GAAP financial measure that we define as operating income (loss) before acquisition expenses (including transaction costs, changes in the fair value of accrued acquisition-related contingent consideration arrangements, payments under the Azoff Trust note and acquisition-related severance), depreciation and amortization (including goodwill impairment), loss (gain) on disposal of operating assets and non-cash and certain stock-based compensation expense (including expense associated with grants of certain stock-based awards which are classified as liabilities). We use AOI to evaluate the performance of our operating segments. We believe that information about AOI assists investors by allowing them to evaluate changes in the operating results of our portfolio of businesses separate from non-operational factors that affect net income, thus providing insights into both operations and the other factors that affect reported results. AOI is not calculated or presented in accordance with GAAP. A limitation of the use of AOI as a performance measure is that it does not reflect the periodic costs of certain amortizing assets used in generating revenue in our business. Accordingly, AOI should be considered in addition to, and not as a substitute for, operating income (loss), net income (loss), and other measures of financial performance reported in accordance with GAAP. Furthermore, this measure may vary among other companies; thus, AOI as presented herein may not be comparable to similarly titled measures of other companies.
The following table sets forth the reconciliation of adjusted operating income (loss) to operating income (loss):

	Adjusted operating income (loss)	Non-cash and stock- based compensation expense	Loss (gain) on disposal of operating assets	Depreciation and amortization	Acquisition expenses	Operating income (loss)
			(in thousands)
Three Months Ended March 31, 2013
Concerts	$(13,142)	$893	$(3,130)	$28,702	$234	$(39,841)
Ticketing	59,589	1,456	(62)	42,813	24	15,358
Artist Nation	(1,043)	136	(412)	10,034	128	(10,929)
Sponsorship & Advertising	23,760	165	—	142	—	23,453
Other and Eliminations	728	—	7	(318)	—	1,039
Corporate	(17,000)	3,655	—	792	822	(22,269)
Total	$52,892	$6,305	$(3,597)	$82,165	$1,208	$(33,189)
Three Months Ended March 31, 2012
Concerts	$(24,951)	$1,321	$(470)	$28,362	$814	$(54,978)
Ticketing	72,561	1,548	(90)	39,166	(348)	32,285
Artist Nation	(3,007)	314	—	11,612	50	(14,983)
Sponsorship & Advertising	20,725	108	—	39	(1)	20,579
Other and Eliminations	(1,218)	—	272	(185)	—	(1,305)
Corporate	(15,927)	5,688	—	719	2,067	(24,401)
Total	$48,183	$8,979	$(288)	$79,713	$2,582	$(42,803)

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
Our balance sheet reflects cash and cash equivalents of $1.2 billion at March 31, 2013, and $1.0 billion at December 31, 2012. Included in the March 31, 2013 and December 31, 2012 cash and cash equivalents balance is $441.2 million and $441.6 million, respectively, of funds representing amounts equal to the face value of tickets sold on behalf of clients and the clients’ share of convenience and order processing charges, or client funds. We do not utilize client funds for our own financing or investing activities as the amounts are payable to clients. Our foreign subsidiaries held approximately $572.6 million in cash and cash equivalents, excluding client cash, at March 31, 2013. We do not intend to repatriate these funds, but would need to accrue and pay United States federal and state income taxes on any future repatriations, net of applicable foreign tax credits. We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is ninety days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects current and long-term debt of $1.7 billion at both March 31, 2013 and December 31, 2012. Our weighted-average cost of debt, excluding the debt discounts on our term loans and notes, was 5.2% at March 31, 2013.
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

Sources of Cash
May 2010 Senior Secured Credit Facility
At March 31, 2013, our senior secured credit facility consists of (i) a $100 million term loan A, (ii) a $900 million term loan B and (iii) a $300 million revolving credit facility maturing in May 2015. In addition, subject to certain conditions, we have the right to increase such term loan facilities by up to $200 million in the aggregate. The five-year revolving credit facility provides for borrowings up to the amount of the facility with sublimits of up to (i) $150 million to be available for the issuance of letters of credit, (ii) $50 million to be available for swingline loans and (iii) $100 million to be available for borrowings in foreign currencies. The senior secured credit facility is secured by a first priority lien on substantially all of our domestic wholly-owned subsidiaries and on 65% of the capital stock of our wholly-owned foreign subsidiaries.
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
During the three months ended March 31, 2013, we made principal payments totaling $4.8 million on these term loans. At March 31, 2013, the outstanding balances on the term loans, net of discounts, were $936.2 million. There were no borrowings under the revolving credit facility as of March 31, 2013. Based on our letters of credit of $56.2 million, $243.8 million was available for future borrowings.
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
As of March 31, 2013, we believe we were in compliance with all of our debt covenants. We expect to remain in compliance with all of our debt covenants throughout 2013.

Disposals of assets
During the three months ended March 31, 2013, we received $8.1 million of proceeds primarily due to a partial insurance recovery for storm damage sustained to an amphitheater located in New York. During the three months ended March 31, 2012, we received $5.6 million of proceeds primarily related to the sale of an amphitheater in Ohio. These proceeds are presented net of any cash included in the businesses sold.
Stock Option Exercises
During the three months ended March 31, 2013, we received $22.3 million of proceeds from the exercise of stock options as the result of upcoming option expirations. There were no significant stock option exercises for the three months ended March 31, 2012.
Uses of Cash
Intangibles
During the three months ended March 31, 2012, we used $10.0 million in cash primarily related to the acquisition of the rights to a festival in Europe. There were no significant purchases during the three months ended March 31, 2013.
Deferred and Contingent Consideration
During the three months ended March 31, 2012, we used $10.6 million in cash to settle deferred and contingent consideration liabilities for certain past acquisitions. There were no significant payments during the three months ended March 31, 2013.
Capital Expenditures
Venue and ticketing operations are capital intensive businesses, requiring continual investment in our existing venues and ticketing system in order to address fan and artist expectations, technological industry advances and various federal, state and/or local regulations.
We categorize capital outlays between maintenance capital expenditures and revenue generating capital expenditures. Maintenance capital expenditures are associated with the renewal and improvement of existing venues and technology systems, web development and administrative offices. Revenue generating capital expenditures generally relate to the construction of new venues, major renovations to existing buildings or buildings that are being added to our venue network, the development of new online or ticketing tools and technology enhancements. Revenue generating capital expenditures can also include smaller projects whose purpose is to add revenue and/or improve operating income. Capital expenditures typically increase during periods when venues are not in operation since that is the time that such improvements can be completed.
Our capital expenditures, including accruals but excluding expenditures funded by outside parties such as landlords or replacements funded by insurance companies, consisted of the following:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Maintenance capital expenditures	$11,506	$10,128
Revenue generating capital expenditures	10,042	13,255
Total capital expenditures	$21,548	$23,383
Revenue generating capital expenditures during the first three months of 2013 decreased from the same period of the prior year primarily due to the timing of expenditures related to the re-platforming of our ticketing system and purchases of technology and venue-related equipment.
We currently expect capital expenditures to be approximately $120 million for the full year 2013.

Cash Flows

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Cash provided by (used in):
Operating activities	$270,460	$264,772
Investing activities	$(18,636)	$(32,170)
Financing activities	$13,221	$(20,530)
Operating Activities
Cash provided by operations was $270.5 million for the three months ended March 31, 2013, compared to $264.8 million for the three months ended March 31, 2012. The $5.7 million increase in cash provided by operating activities resulted primarily from an increase in the cash-related portion of net income and net changes in the event-related operating accounts which are dependent on the timing of ticket sales along with the size and number of events for upcoming periods. During the first three months of 2013, we sold more tickets for future events which increased deferred revenue, partially offset by a larger increase in accounts receivable and higher payments of accrued event-related expenses as compared to the same period in the prior year.
Investing Activities
Cash used in investing activities was $18.6 million for the three months ended March 31, 2013, compared to $32.2 million for the three months ended March 31, 2012. The $13.5 million decrease in cash used in investing activities is primarily due to lower payments for purchases of intangible assets as compared to the same period in the prior year. See “—Uses of Cash” above for further discussion.
Financing Activities
Cash provided by financing activities was $13.2 million for the three months ended March 31, 2013, compared to cash used in financing activities of $20.5 million for the three months ended March 31, 2012. The $33.8 million increase in cash provided by financing activities is primarily a result of higher proceeds from the exercise of stock options and lower payments of deferred and contingent consideration as compared to the same period in the prior year.
Seasonality
Our Concerts and Artist Nation segments typically experience higher operating income in the second and third quarters as our outdoor venues and international festivals are primarily used in or occur during May through September, and our artist touring activity is higher. In addition, the timing of the on-sale of tickets and the tours of top-grossing acts can impact comparability of quarterly results year over year, although annual results may not be impacted. Our Ticketing segment sales are impacted by fluctuations in the availability of events for sale to the public, which vary depending upon scheduling by our clients.
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
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported operating income of $7.9 million for the three months ended March 31, 2013. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the three months ended March 31, 2013 by $0.8 million. As of March 31, 2013, our primary foreign exchange exposure included the Euro, British Pound, Australian Dollar and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities.
We primarily use forward currency contracts in addition to options to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. We also may enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income and short-term intercompany loans. At March 31, 2013, we had forward currency contracts and options outstanding with a notional amount of $122.6 million.
Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $1.7 billion of total debt, net of unamortized discounts, outstanding as of March 31, 2013. Of the total amount, taking into consideration existing interest rate hedges, we had $848.8 million of fixed-rate debt and $883.7 million of floating-rate debt.
Based on the amount of our floating-rate debt as of March 31, 2013, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $2.2 million when the floor rate is not applicable. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of March 31, 2013 with no subsequent change in rates for the remainder of the period.
At March 31, 2013, we have one interest rate cap agreement that is designated as a cash flow hedge for accounting purposes. The interest rate cap had a notional amount of $75.0 million at March 31, 2013, to limit our cash flow exposure to an interest rate of 4% per annum. This agreement expires in June 2013. The fair value of this agreement at March 31, 2013 was a de minimis asset. This agreement was put in place to reduce the variability of a portion of the cash flows from the interest payments related to our senior secured credit facility. The terms of our senior secured credit facility require one or more interest rate protection agreements, with an effect of fixing or limiting the interest costs, for at least 50% of the consolidated total funded debt at the closing date for at least three years. The interest rate cap agreement fully met this requirement.
At March 31, 2013, we have an interest rate swap agreement that is designated as a cash flow hedge for accounting purposes. The interest rate swap had a notional amount of $14.8 million at March 31, 2013, to effectively convert a portion of our floating-rate debt to a fixed-rate basis and expires in May 2015. The fair value of this agreement at March 31, 2013 was a liability of $0.1 million. This agreement was put into place to reduce the variability of the cash flows from the interest payments related to certain financing.
Through a subsidiary of Academy Music Holdings Limited Group, we have two interest rate swap agreements with a $30.3 million aggregate notional amount at March 31, 2013, that effectively convert a portion of our floating-rate debt to a fixed-rate basis. Both agreements expire in December 2015. Also, in connection with the financing of the redevelopment of the O2 Dublin, we have an interest rate swap agreement with a notional amount of $7.4 million at March 31, 2013, that expires in December 2013, effectively converting a portion of our floating-rate debt to a fixed-rate basis. These interest rate swap agreements have not been designated as hedging instruments. Therefore, any change in fair value is recorded in earnings during the period of the change.
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
Ratio of Earnings to Fixed Charges
The ratio of earnings to fixed charges is as follows:

Three Months Ended March 31,		Year Ended December 31,
2013	2012	2012	2011	2010	2009
*	*	*	*	*	*

*
For the three months ended March 31, 2013 and 2012, fixed charges exceeded earnings before income taxes and fixed charges by $63.2 million and $69.8 million, respectively. For the years ended December 31, 2012, 2011, 2010 and 2009, fixed charges exceeded earnings from continuing operations before income taxes and fixed charges by $142.1 million, $104.4 million, $193.6 million and $116.5 million, respectively.

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
Recent Accounting Pronouncements
Recently Adopted Pronouncements
In February 2013, the FASB issued guidance which requires companies to disclose additional information about reclassifications out of AOCI, including changes in AOCI balances by component and significant items reclassified out of AOCI. The new disclosure requirements are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2012. We adopted this guidance on January 1, 2013.
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
Management believes that the accounting estimates involved in business combinations, impairment of long-lived assets and goodwill, revenue recognition, litigation accruals, stock-based compensation and income taxes are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. These critical accounting estimates, the judgments and assumptions and the effect if actual results differ from these assumptions are described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K filed with the SEC on February 26, 2013.
There have been no changes to our critical accounting policies during the three months ended March 31, 2013.
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
Based on their evaluation as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
In May 2010, we responded to CTS’s request for arbitration and filed counterclaims asserting that CTS breached the CTS Agreement by failing to provide ticketing platforms that met the standard required by the CTS Agreement for the North American and European markets. We are seeking relief primarily in the form of damages and a declaration that we validly terminated the CTS Agreement based on CTS’s material breaches. We deny that CTS is entitled to collect damages for royalties that would have been paid over the full 10-year term of the CTS Agreement or on Ticketmaster-controlled tickets. The matter has been assigned to an arbitrator, and hearings were conducted in the summer and fall of 2011. A decision from the arbitrator is currently expected in the spring of 2013. While we do not believe that a loss is probable of occurring at this time, if the arbitrator rules against us on any or all claims, the resulting amounts could be substantial. Considerable uncertainty remains regarding the validity of the claims and damages asserted against us. As a result, we are currently unable to estimate the possible loss or range of loss for this matter. We intend to continue to vigorously defend the action.
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
In December 2010, the parties entered into a binding agreement providing for the settlement of the litigation and the resolution of all claims therein. In September 2011, the Court declined to approve the settlement in its then-current form. Litigation continued, and in September 2011, the Court granted in part and denied in part Ticketmaster’s Motion for Summary Judgment. The parties reached a new settlement in September 2011, which was approved preliminarily, but in September 2012 the Court declined to grant final approval. The parties have agreed in principal on the terms of a revised settlement and intend to present those terms to the court for preliminary approval upon execution of a long-form settlement agreement. Ticketmaster and its parent, Live Nation, have not acknowledged any violations of law or liability in connection with the matter.
As of March 31, 2013, we have accrued $35.4 million, our best estimate of the probable costs associated with the settlement referred to above. This liability includes an estimated redemption rate. Any difference between our estimated redemption rate and the actual redemption rate we experience will impact the final settlement amount; however, we do not expect this difference to be material.
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
In February 2012, the parties entered into a settlement agreement that will resolve all of the resale market claims. The court approval process for the settlement has been completed, with final approvals given in all provinces. The settlement was paid in January 2013, the full amount of which was funded by an escrow established in connection with Ticketmaster’s 2008 acquisition of TicketsNow.
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
Item 1A. Risk Factors
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Part 1, Item 1A of our 2012 Annual Report on Form 10-K filed with the SEC on February 26, 2013, describes some of the risks and uncertainties associated with our business which have the potential to materially affect our business, financial condition or results of operations. We do not believe that there have been any material changes to the risk factors previously disclosed in our 2012 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosure
Not Applicable.

Item 5. Other Information
None.
Item 6. Exhibits
The information in the Exhibit Index of this Quarterly Report on Form 10-Q is incorporated into this Item 6 by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2013.

LIVE NATION ENTERTAINMENT, INC.

By:	/s/ Brian Capo
Brian Capo
Chief Accounting Officer

EXHIBIT INDEX

		Exhibit Description	Incorporated by Reference					Filed Here with
Exhibit No.			Form	File No.	Exhibit No.	Filing Date	Filed By
2.1		Agreement and Plan of Merger, dated February 10, 2009, between Ticketmaster Entertainment, Inc. and Live Nation, Inc.	8-K	001-32601	2.1	2/13/2009	Live Nation Entertainment, Inc.
4.1		Third Amendment to Rights Agreement, effective as of January 11, 2013, entered into by and between Live Nation Entertainment, Inc. and Computershare Shareowner Services, LLC, as rights agent.	8-K	001-32601	4.1	1/17/2013	Live Nation Entertainment, Inc.
31.1		Certification of Chief Executive Officer.						X
31.2		Certification of Chief Financial Officer.						X
32.1		Section 1350 Certification of Chief Executive Officer.						X
32.2		Section 1350 Certification of Chief Financial Officer.						X
101.INS	*	XBRL Instance Document						X
101.SCH	*	XBRL Taxonomy Schema Document						X
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document						X
101.DEF	*	XBRL Taxonomy Definition Linkbase Document						X
101.LAB	*	XBRL Taxonomy Label Linkbase Document						X
101.PRE	*	XBRL Taxonomy Presentation Linkbase Document						X

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