Form 10-Q
period 2013-06-30
Live Nation Entertainment, Inc.
filed 2013-08-06
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
Form 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013,
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On July 31, 2013, there were 198,464,533 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 2,444,803 shares of unvested restricted stock awards.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2013	December 31, 2012
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$1,385,260	$1,001,055
Accounts receivable, less allowance of $20,175 and $19,794, respectively	634,509	415,790
Prepaid expenses	607,376	359,936
Other current assets	60,212	36,031
Total current assets	2,687,357	1,812,812
Property, plant and equipment
Land, buildings and improvements	794,902	852,175
Computer equipment and capitalized software	372,704	338,919
Furniture and other equipment	199,478	200,743
Construction in progress	55,625	56,822
	1,422,709	1,448,659
Less accumulated depreciation	730,014	726,873
	692,695	721,786
Intangible assets
Definite-lived intangible assets, net	668,367	724,463
Indefinite-lived intangible assets	375,991	377,463
Goodwill	1,369,062	1,357,827
Investments in nonconsolidated affiliates	52,438	46,160
Other long-term assets	236,901	250,295
Total assets	$6,082,811	$5,290,806
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$622,448	$557,953
Accounts payable	167,818	102,718
Accrued expenses	631,216	626,723
Deferred revenue	1,018,135	402,002
Current portion of long-term debt	61,658	62,050
Other current liabilities	15,274	16,726
Total current liabilities	2,516,549	1,768,172
Long-term debt, net	1,662,035	1,677,955
Long-term deferred income taxes	192,821	199,596
Other long-term liabilities	87,409	94,409
Commitments and contingent liabilities
Redeemable noncontrolling interests	78,759	42,100
Stockholders’ equity
Common stock	1,959	1,877
Additional paid-in capital	2,355,798	2,272,882
Accumulated deficit	(913,527)	(908,418)
Accumulated other comprehensive loss	(51,959)	(10,923)
Total Live Nation Entertainment, Inc. stockholders’ equity	1,392,271	1,355,418
Noncontrolling interests	152,967	153,156
Total equity	1,545,238	1,508,574
Total liabilities and equity	$6,082,811	$5,290,806

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands except share and per share data)
Revenue	$1,679,513	$1,550,677	$2,603,211	$2,418,674
Operating expenses:
Direct operating expenses	1,209,918	1,106,869	1,786,852	1,645,583
Selling, general and administrative expenses	295,719	280,943	575,241	549,078
Depreciation and amortization	82,688	94,259	164,853	173,972
Loss (gain) on disposal of operating assets	(30,199)	93	(33,796)	(195)
Corporate expenses	21,812	27,415	42,467	50,632
Acquisition transaction expenses	1,769	(1,870)	2,977	(561)
Operating income	97,806	42,968	64,617	165
Interest expense	30,041	29,488	58,192	59,198
Interest income	(890)	(931)	(2,658)	(1,831)
Equity in earnings of nonconsolidated affiliates	(2,629)	(1,801)	(5,211)	(5,682)
Other expense, net	3,868	5,424	7,506	3,642
Income (loss) before income taxes	67,416	10,788	6,788	(55,162)
Income tax expense	8,401	5,228	11,960	9,506
Net income (loss)	59,015	5,560	(5,172)	(64,668)
Net income (loss) attributable to noncontrolling interests	885	(2,132)	(63)	(3,210)
Net income (loss) attributable to common stockholders of Live Nation Entertainment, Inc.	$58,130	$7,692	$(5,109)	$(61,458)

Basic and diluted net income (loss) per common share attributable to common stockholders of Live Nation Entertainment, Inc.	$0.30	$0.04	$(0.03)	$(0.33)

Weighted average common shares outstanding:
Basic	193,069,783	186,893,774	190,960,206	186,707,769
Diluted	196,770,405	189,325,338	190,960,206	186,707,769

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Net income (loss)	$59,015	$5,560	$(5,172)	$(64,668)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on cash flow hedges	(45)	(83)	25	(88)
Realized loss on cash flow hedges	449	—	457	—
Foreign currency translation adjustments	(7,261)	(34,188)	(41,518)	(8,865)
Comprehensive income (loss)	52,158	(28,711)	(46,208)	(73,621)
Comprehensive income (loss) attributable to noncontrolling interests	885	(2,132)	(63)	(3,210)
Comprehensive income (loss) attributable to common stockholders of Live Nation Entertainment, Inc.	$51,273	$(26,579)	$(46,145)	$(70,411)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2013	2012
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,172)	$(64,668)
Reconciling items:
Depreciation	59,410	59,691
Amortization	105,443	114,281
Deferred income tax benefit	(6,305)	(6,946)
Amortization of debt issuance costs and discount/premium, net	10,421	6,881
Non-cash compensation expense	14,119	17,919
Gain on disposal of operating assets	(33,796)	(195)
Equity in earnings of nonconsolidated affiliates	(5,211)	(5,682)
Other, net	1,468	(1,773)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(205,361)	(103,344)
Increase in prepaid expenses	(230,247)	(305,090)
Increase in other assets	(65,252)	(62,284)
Increase in accounts payable, accrued expenses and other liabilities	152,384	94,717
Increase in deferred revenue	588,446	566,621
Net cash provided by operating activities	380,347	310,128
CASH FLOWS FROM INVESTING ACTIVITIES
Distributions from nonconsolidated affiliates	2,740	703
Investments made in nonconsolidated affiliates	(3,032)	(2,858)
Purchases of property, plant and equipment	(76,685)	(62,785)
Proceeds from disposal of operating assets, net of cash divested	81,070	5,648
Cash paid for acquisitions, net of cash acquired	(23,766)	(68,093)
Purchases of intangible assets	(17)	(11,469)
(Increase) decrease other, net	(1,052)	297
Net cash used in investing activities	(20,742)	(138,557)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	89,369	58,270
Payments on long-term debt	(106,388)	(44,222)
Contributions from noncontrolling interests	267	130
Distributions to noncontrolling interests	(1,936)	(8,189)
Proceeds from exercise of stock options	73,449	859
Payments for deferred and contingent consideration	(750)	(10,585)
Net cash provided by (used in) financing activities	54,011	(3,737)
Effect of exchange rate changes on cash and cash equivalents	(29,411)	(7,048)
Net increase in cash and cash equivalents	384,205	160,786
Cash and cash equivalents at beginning of period	1,001,055	844,253
Cash and cash equivalents at end of period	$1,385,260	$1,005,039

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1—BASIS OF PRESENTATION
Preparation of Interim Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, they include all normal and recurring accruals and adjustments necessary to present fairly the results of the interim periods shown.
The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2012 Annual Report on Form 10-K filed with the SEC on February 26, 2013.
Seasonality
Due to the seasonal nature of shows at outdoor amphitheaters and festivals, which primarily occur May through September, the Company experiences higher revenue for the Concerts and Sponsorship & Advertising segments during the second and third quarters. The Artist Nation segment’s revenue is impacted, to a large degree, by the touring schedules of artists it represents and generally, the Company experiences higher revenue in this segment during the second and third quarters as the period from May through September tends to be a popular time for touring events. The Ticketing segment’s sales are impacted by fluctuations in the availability of events for sale to the public, which vary depending upon scheduling by its clients. The Company’s seasonality also results in higher balances in cash and cash equivalents, accounts receivable, prepaid expenses, accrued expenses and deferred revenue at different times in the year. Therefore, the results to date are not necessarily indicative of the results expected for the full year.
Cash and Cash Equivalents
Included in the June 30, 2013 and December 31, 2012 cash and cash equivalents balance is $479.1 million and $441.6 million, respectively, representing the face value of tickets sold on behalf of clients and the clients’ share of convenience and order processing charges.
Acquisitions
During the first half of 2013, the Company completed its acquisition of a controlling interest in a company that promotes festivals and other smaller acquisitions. These acquisitions were accounted for as business combinations under the acquisition method of accounting and were not significant on an individual basis or in the aggregate.
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
Recently Issued Pronouncements
In July 2013, the FASB issued guidance that requires a liability related to an unrecognized tax benefit to be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if certain criteria are met. The guidance is effective for interim and annual periods beginning after December 15, 2013 and should be applied prospectively to unrecognized tax benefits that exist at the effective date. Early adoption and retrospective application of the new guidance is permitted. The Company is currently evaluating the new guidance and does not expect the adoption of this standard to have a material effect on its financial position.
NOTE 2—LONG-LIVED ASSETS
Property, Plant and Equipment
In the fourth quarter of 2012, an amphitheater located in New York that is operated by the Company sustained substantial damage during Hurricane Sandy. During 2013, the Company received an insurance recovery and recorded a gain of $9.4 million and $12.6 million for the three and six months ended June 30, 2013, respectively, as a component of loss (gain) on disposal of operating assets in the Concerts segment representing the proceeds received in excess of the carrying value of the assets.

Definite-lived Intangible Assets
The Company has definite-lived intangible assets which are amortized over the shorter of either the lives of the respective agreements or the period of time the assets are expected to contribute to the Company’s future cash flows. The amortization is recognized on either a straight-line or expected cash flows basis.
The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the six months ended June 30, 2013:

	Revenue- generating contracts	Client / vendor relationships	Non-compete agreements	Venue management and leaseholds	Technology	Trademarks and naming rights	Other	Total
	(in thousands)
Balance as of December 31, 2012:
Gross carrying amount	$515,071	$261,655	$168,418	$118,259	$101,424	$18,423	$6,452	$1,189,702
Accumulated amortization	(197,549)	(39,807)	(111,369)	(51,891)	(53,295)	(6,678)	(4,650)	(465,239)
Net	317,522	221,848	57,049	66,368	48,129	11,745	1,802	724,463
Gross carrying amount:
Acquisitions—current year	10,892	4,540	—	—	—	22,947	—	38,379
Acquisitions—prior year	(1,028)	—	—	—	—	—	—	(1,028)
Dispositions	—	(1,354)	—	—	—	—	—	(1,354)
Foreign exchange	(7,537)	(7,359)	(104)	(2,163)	(339)	(481)	(56)	(18,039)
Other (1)	(14,769)	—	(14,257)	—	—	405	(3,031)	(31,652)
	(12,442)	(4,173)	(14,361)	(2,163)	(339)	22,871	(3,087)	(13,694)
Accumulated amortization:
Amortization	(23,251)	(22,781)	(10,896)	(10,803)	(11,438)	(2,131)	(244)	(81,544)
Dispositions	—	61	—	—	—	—	—	61
Foreign exchange	3,593	968	91	754	202	114	51	5,773
Other (1)	14,745	—	14,757	—	—	775	3,031	33,308
	(4,913)	(21,752)	3,952	(10,049)	(11,236)	(1,242)	2,838	(42,402)
Balance as of June 30, 2013:
Gross carrying amount	502,629	257,482	154,057	116,096	101,085	41,294	3,365	1,176,008
Accumulated amortization	(202,462)	(61,559)	(107,417)	(61,940)	(64,531)	(7,920)	(1,812)	(507,641)
Net	$300,167	$195,923	$46,640	$54,156	$36,554	$33,374	$1,553	$668,367
_________

(1)	Other includes a reclassification from indefinite-lived intangible assets due to a change in the asset’s estimated useful life and netdowns of fully amortized assets.
Included in the current year acquisitions amount above of $38.4 million are trademarks and naming rights and revenue-generating contracts primarily associated with the May 2013 acquisition of a controlling interest in a company that promotes festivals.

The 2013 additions to definite-lived intangible assets from acquisitions have weighted-average lives as follows:

Weighted- Average Life (years)

Revenue-generating contracts	7
Client/vendor relationships	7
Trademarks and naming rights	10
All categories	9
The Company tests for possible impairment of definite-lived intangible assets whenever events or circumstances change, such as a significant reduction in operating cash flow or a change in the manner in which the asset is intended to be used which may indicate that the carrying amount of the asset may not be recoverable. During the six months ended June 30, 2012, the Company reviewed the carrying value of certain definite-lived intangible assets that management determined had an indicator that future operating cash flows may not support their carrying value, and it was determined that those assets were impaired since the estimated undiscounted operating cash flows associated with those assets were less than their carrying value. During the second quarter of 2012, the Company recorded an impairment charge related to definite-lived intangible assets of $13.9 million as a component of depreciation and amortization. The impairment charge primarily related to intangible assets for revenue-generating contracts and client/vendor relationships in the Concerts segment. See Note 4—Fair Value Measurements for further discussion of the inputs used to determine the fair value. There were no impairment charges recorded during the six months ended June 30, 2013.
Amortization from definite-lived intangible assets for the three months ended June 30, 2013 and 2012 was $43.3 million and $55.7 million, respectively, and for the six months ended June 30, 2013 and 2012 was $81.5 million and $95.6 million, respectively. The decrease in amortization for the three and six months ended June 30, 2013 is primarily driven by the impairment charge recorded during the second quarter of 2012 discussed above. During the second quarter of 2013, the Company recorded $4.9 million for acceleration of amortization primarily related to a change in estimate of certain venue management and leasehold intangible assets in the Concerts segment due to the reduction in the lease term of a music theater.
Amortization related to nonrecoupable ticketing contract advances for the three months ended June 30, 2013 and 2012 was $10.3 million and $7.9 million, respectively, and for the six months ended June 30, 2013 and 2012 was $23.9 million and $18.7 million, respectively.
As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization may vary. Therefore, the expense to date is not necessarily indicative of the expense expected for the full year.

Goodwill
The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the six months ended June 30, 2013:

	Concerts	Ticketing	Artist Nation	Sponsorship & Advertising	Other	Total
	(in thousands)
Balance as of December 31, 2012:
Goodwill	$468,891	$637,642	$266,820	$254,376	$13,037	$1,640,766
Accumulated impairment losses	(269,902)	—	—	—	(13,037)	(282,939)
	198,989	637,642	266,820	254,376	—	1,357,827

Acquisitions—current year	47,189	—	—	866	—	48,055
Acquisitions—prior year	(9,999)	—	6,849	—	—	(3,150)
Dispositions	(3,691)	—	(251)	—	—	(3,942)
Foreign exchange	(16,763)	(1,076)	(275)	(11,614)	—	(29,728)

Balance as of June 30, 2013:
Goodwill	485,627	636,566	273,143	243,628	13,037	1,652,001
Accumulated impairment losses	(269,902)	—	—	—	(13,037)	(282,939)
	$215,725	$636,566	$273,143	$243,628	$—	$1,369,062
Included in the current year acquisitions amount above of $48.1 million is goodwill primarily associated with the May 2013 acquisition of a controlling interest in a company that promotes festivals.
The Company is in the process of finalizing its acquisition accounting for recent acquisitions which could result in a change to the associated purchase price allocations, including goodwill.
Investments in nonconsolidated affiliates
The Company has investments in various affiliates which are not consolidated and are accounted for under the equity method of accounting. The Company records its investments in these entities in the balance sheet as investments in nonconsolidated affiliates. The Company’s interests in these operations are recorded in the statement of operations as equity in earnings of nonconsolidated affiliates. For the six months ended June 30, 2013, two of the Company’s investments, which include a 33% owned ticketing distribution services company and a 50% owned artist management company, are considered significant.
Summarized unaudited income statement information for the Company’s significant nonconsolidated affiliates is as follows (at 100%):

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Revenue	$28,203	$28,929
Operating income	$14,956	$15,399
Net income	$11,693	$12,720

Long-lived Asset Disposals
In May 2013, the Company completed the sale of a theatrical theater in New York. In January 2012, the Company completed the sale of an amphitheater in Ohio.

The table below summarizes the asset and liability values at the time of sale for significant disposals and the resulting gain or loss recorded.

Divested Asset	Segment	Loss (Gain) on Disposal of Operating Assets	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
	(in thousands)
2013 Divestiture
New York theatrical theater	Concerts	$(21,887)	$—	$35,785	$—	$3,636
2012 Divestiture
Ohio amphitheater	Concerts	$(444)	$—	$5,400	$444	$—

Certain agreements relating to disposals of businesses provide for future contingent consideration to be paid to the Company based on the financial performance of the businesses sold. The Company will record additional amounts related to such contingent consideration, with a corresponding adjustment to loss (gain) on disposal of operating assets, if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent considerations, if all existing performance targets are met, would not significantly impact the results of operations of the Company. The last contingency period for which the Company has outstanding contingent consideration is for the period ending December 2013.
NOTE 3—DERIVATIVE INSTRUMENTS
The Company primarily uses forward currency contracts and options to reduce its exposure to foreign currency risk associated with short-term artist fee commitments. The Company may also enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income and short-term intercompany loans. At June 30, 2013 and December 31, 2012, the Company had forward currency contracts and options outstanding with notional amounts of $123.2 million and $100.0 million, respectively. These instruments have not been designated as hedging instruments and any change in fair value is reported in earnings during the period of the change. The Company’s foreign currency derivative activity, including the related fair values, are not material to any period presented.
Additionally, the Company has entered into certain interest rate swaps and cap agreements to limit its exposure to variable interest rates, related to portions of the Company’s outstanding debt, some of which have been designated as cash flow hedges. At June 30, 2013, the Company had interest rate swaps outstanding with notional amounts of $47.8 million. At December 31, 2012, the Company had interest rate swaps and cap agreements outstanding with notional amounts of $133.8 million. The Company’s interest rate swaps and cap activity, including the related fair values, are not material to any period presented. As of June 30, 2013 and December 31, 2012, there was no ineffective portion or amount excluded from effectiveness testing for derivatives designated as cash flow hedging instruments.
The Company’s 2.875% convertible senior notes include certain provisions which are bifurcated from the notes and accounted for as derivative instruments. As of June 30, 2013 and December 31, 2012, the fair value of these provisions were considered to be de minimis.
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
In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis, which are classified on the balance sheets as cash and cash equivalents, other current assets, other long-term assets, other current liabilities and other long-term liabilities:

	Fair Value Measurements at June 30, 2013				Fair Value Measurements at December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
		(in thousands)				(in thousands)
Assets:
Cash equivalents	$227,138	$—	$—	$227,138	$61,996	$—	$—	$61,996
Forward currency contracts	—	3,509	—	3,509	—	81	—	81
Stock options	—	—	17	17	—	—	204	204
Total	$227,138	$3,509	$17	$230,664	$61,996	$81	$204	$62,281
Liabilities:
Interest rate swaps	$—	$1,980	$—	$1,980	$—	$2,811	$—	$2,811
Forward currency contracts	—	228	—	228	—	625	—	625
Contingent consideration	—	—	5,806	5,806	—	—	6,718	6,718
Total	$—	$2,208	$5,806	$8,014	$—	$3,436	$6,718	$10,154
Cash equivalents consist of money market funds. Fair values for cash equivalents are based on quoted prices in an active market. Fair values for forward currency contracts are based on observable market transactions of spot and forward rates. Fair values for the interest rate swaps and the interest rate cap are based on inputs corroborated by observable market data with similar tenors. The fair value of the interest rate cap, which expired on June 30, 2013, was de minimis at December 31, 2012.
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
During the second quarter of 2012, the Company recorded impairments related to definite-lived intangible assets of $13.9 million, as a component of depreciation and amortization. The impairment charges primarily related to intangible assets for revenue-generating contracts and client/vendor relationships in the Concerts segment. It was determined that these assets were impaired since the estimated undiscounted cash flows associated with these assets were less than their carrying value. These cash flows were calculated using operating cash flows which were discounted to approximate fair value. The operating cash flows for these non-recurring fair value measurements are considered Level 3 inputs. There were no impairments related to definite-lived intangible assets recorded for the six months ended June 30, 2013.
Due to their short maturity, the carrying amounts of accounts receivable, accounts payable and accrued expenses approximated their fair values at June 30, 2013 and December 31, 2012.
The Company’s outstanding debt held by third-party financial institutions is carried at cost, adjusted for discounts. The Company’s debt is not publicly-traded and the carrying amounts typically approximate fair value for the Company’s debt that accrues interest at a variable rate, which are considered to be Level 2 inputs. The estimated fair values of the 7% senior notes, the 8.125% senior notes and the 2.875% convertible senior notes were $238.4 million, $266.4 million and $222.5 million at June 30, 2013, respectively. The estimated fair values of the 7% senior notes, the 8.125% senior notes and the 2.875% convertible senior notes were $236.3 million, $273.4 million and $219.4 million at December 31, 2012, respectively. The estimated fair value of the Company’s third-party fixed-rate debt is based on quoted market prices in active markets for the same or similar debt, which are considered to be Level 2 inputs. The Company has fixed rate debt held by noncontrolling interest partners with a face value of $23.4 million and $24.5 million at June 30, 2013 and December 31, 2012, respectively. The Company is unable to determine the fair value of this debt.
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
The Company also has certain contingent obligations related to acquisitions made after the adoption in January 2009 of the FASB guidance for business combinations. In accordance with the current guidance, contingent consideration associated with business combinations must be recorded at its fair value at the time of the acquisition and reflected at current fair value for each subsequent reporting period thereafter until settled. The Company records these fair value changes in its statements of operations as acquisition transaction expenses. The contingent consideration is generally subject to payout following the achievement of future performance targets and a portion is expected to be payable in 2013. As of June 30, 2013, the Company has accrued $2.3 million in other current liabilities and $3.5 million in other long-term liabilities and, as of December 31, 2012, the Company had accrued $2.5 million in other current liabilities and $4.2 million in other long-term liabilities, representing the fair value of these estimated payments. The last contingency period for which the Company has an outstanding contingent payment is for the period ending December 2017. See Note 4—Fair Value Measurements for further discussion related to the valuation of these contingent payments.
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
In April 2010, CTS filed a request for arbitration with the International Court of Arbitration of the International Chamber of Commerce (“ICC”) pursuant to the CTS Agreement, alleging that Live Nation Worldwide improperly terminated the CTS Agreement and seeking specific performance and damages, including damages for royalties that would have been paid over the full 10-year term of the CTS Agreement. In June 2013, the arbitrator for the ICC ruled that Live Nation Worldwide validly terminated the CTS Agreement and therefore has no liability to CTS, thus concluding the matter in Live Nation Worldwide's favor.
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
As of June 30, 2013, the Company has accrued $35.4 million, its best estimate of the probable costs associated with the settlement referred to above. This liability includes an estimated redemption rate. Any difference between the Company’s estimated redemption rate and the actual redemption rate it experiences will impact the final settlement amount; however, the Company does not expect this difference to be material.
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

Other Litigation
From time to time, the Company is involved in other legal proceedings arising in the ordinary course of its business, including proceedings and claims based upon violations of antitrust laws and intellectual property rights, and tortious interference, which could cause the Company to incur significant expenses. The Company has also been the subject of personal injury and wrongful death claims relating to accidents at its venues in connection with its operations. As required, the Company has accrued its estimate of the probable settlement or other losses for the resolution of any outstanding claims. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, including, in some cases, estimated redemption rates for the settlement offered, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company’s assumptions or the effectiveness of its strategies related to these proceedings. In addition, under the Company’s agreements with Clear Channel, it has assumed and will indemnify Clear Channel for liabilities associated with matters prior to its Separation that are related to its business for which they are a party in the defense.
NOTE 6—CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS
Transactions Involving Directors
The following table sets forth revenue earned and expenses incurred from the transactions noted below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Director related-party revenue	$—	$3,423	$2,475	$8,169
Director related-party expenses	$1,473	$6,360	$3,527	$9,604
Relationship with Clear Channel
For purposes of governing certain of the ongoing relationships between Clear Channel and Live Nation at and after the Separation, Clear Channel and Live Nation entered into a tax matters agreement, among other agreements.
The Company has a non-employee director as of June 30, 2013 who was also a director and executive officer of Clear Channel. This director receives directors’ fees, stock options and restricted stock awards on the same basis as other non-employee members of the Company’s board of directors. From time to time, the Company purchases advertising from Clear Channel and its subsidiaries in the ordinary course of business on an arms-length basis. The Company also has various lease and licensing agreements with Clear Channel for office space.
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
Transactions Involving Executives
Irving Azoff was the Company’s Executive Chairman and Chairman of its board of directors until his resignation as an officer, director and employee of the Company on December 31, 2012. ATC Aviation, Inc. (“ATC”), which is owned by Irving Azoff, owns an aircraft. An aircraft management and charter company, unrelated to either the Company or ATC, manages and operates the aircraft on ATC’s behalf. The Company was charged market rates for the use of the aircraft when used by Mr. Azoff or other executives on Company business, a portion of which was paid to ATC. These arrangements are no longer in effect following Mr. Azoff’s departure from the Company. For the three and six months ended June 30, 2012, the Company made payments totaling $0.4 million and $1.0 million, respectively.
Irving Azoff has a minority ownership interest in an entity that subleases office space from the Company. Rent charged by the Company totaled $0.2 million and $0.4 million, respectively, for the three and six months ended June 30, 2012.

Other Related Parties
The Company conducts certain transactions in the ordinary course of business with companies that are owned, in part or in total, by various members of management of the Company’s subsidiaries or companies over which it has significant influence. These transactions primarily relate to venue rentals, concession services, equipment rentals, ticketing, marketing and other services. As of June 30, 2013 and December 31, 2012, the Company has a receivable balance of $11.5 million and $12.2 million, respectively, from certain of these companies. The following table sets forth expenses incurred and revenue earned from these companies for services rendered or provided in relation to these business ventures. None of these transactions were with directors or executive officers of the Company.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Other related-parties revenue	$1,627	$861	$2,954	$2,315
Other related-parties expenses	$2,677	$2,158	$7,827	$4,034
NOTE 7—INCOME TAXES
The Company calculates interim effective tax rates in accordance with the FASB guidance for income taxes and applies the estimated annual effective tax rate to year-to-date pretax income (loss) at the end of each interim period to compute a year-to-date tax expense (or benefit). This guidance requires departure from effective tax rate computations when losses incurred within tax jurisdictions cannot be carried back and future profits associated with operations in those tax jurisdictions cannot be assured beyond any reasonable doubt. Accordingly, the Company has calculated and applied an expected annual effective tax rate of approximately 19% for 2013 (as compared to 19% in the prior year), excluding significant, unusual or extraordinary items, for ordinary income associated with operations for which the Company currently expects to have annual taxable income, which are principally outside of the United States. The Company has not recorded tax benefits associated with losses from operations for which future taxable income cannot be reasonably assured. As required by this guidance, the Company also includes tax effects of significant, unusual or extraordinary items in income tax expense in the interim period in which they occur.
Net income tax expense is $12.0 million for the six months ended June 30, 2013. The components of tax expense that contributed to the net income tax expense for the six months ended June 30, 2013 primarily consist of income tax expense of $8.7 million based on the expected annual rate pertaining to ordinary income for the six month period, a $1.1 million federal tax adjustment to prior year tax filings and state and local taxes of $2.0 million.
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

NOTE 8—EQUITY
The following table shows the reconciliation of the carrying amount of stockholders’ equity attributable to Live Nation Entertainment, Inc., equity attributable to noncontrolling interests, total equity and also redeemable noncontrolling interests:

	Live Nation Entertainment, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands)			(in thousands)
Balances at December 31, 2012	$1,355,418	$153,156	$1,508,574	$42,100
Non-cash and stock-based compensation	14,119	—	14,119	—
Common stock issued under stock plans, net of shares withheld for employee taxes	(4,000)	—	(4,000)	—
Exercise of stock options	73,449	—	73,449	—
Acquisitions	—	146	146	38,561
Acquisitions of noncontrolling interests	(410)	410	—	—
Sales of noncontrolling interests	—	(399)	(399)
Redeemable noncontrolling interests fair value adjustments	(160)	—	(160)	160
Noncontrolling interests contributions	—	267	267	—
Cash distributions	—	(1,936)	(1,936)	—
Other	—	(612)	(612)	(64)
Comprehensive income (loss):
Net income (loss)	(5,109)	1,935	(3,174)	(1,998)
Unrealized gain on cash flow hedges	25	—	25	—
Realized loss on cash flow hedges	457	—	457	—
Foreign currency translation adjustments	(41,518)	—	(41,518)	—
Balances at June 30, 2013	$1,392,271	$152,967	$1,545,238	$78,759
Common Stock
During the first half of 2013, the Company issued 8.2 million shares of common stock primarily in connection with stock option exercises.
Noncontrolling Interests
Common securities held by the noncontrolling interests that do not include put arrangements exercisable outside of the control of the Company are recorded in equity, separate from the Company’s stockholders’ equity.
The purchase or sale of additional ownership in an already controlled subsidiary is recorded as an equity transaction with no gain or loss recognized in consolidated net income or comprehensive income. There were no significant acquisitions or sales of noncontrolling interests during the first six months of 2013 or 2012.
Redeemable Noncontrolling Interests
The Company is subject to put arrangements arising from business combinations where the holders of the noncontrolling interests can require the Company to repurchase their shares at specified dates in the future or within specified periods in the future. Certain of these puts can be exercised earlier upon the occurrence of triggering events as specified in the agreements. The exercise dates for these puts range from December 2013 to December 2018. The redemption amounts for these puts are either at a fixed amount, at fair value at the time of exercise or a variable amount based on a formula linked to earnings. In accordance with the FASB guidance for business combinations, the redeemable noncontrolling interests are recorded at their fair value at acquisition date. As these put arrangements are not currently redeemable, for increases in the estimated redemption value, or reductions in the estimated redemption value to the extent increases had been recognized previously, the Company accretes changes in the redemption value over the period from the date of issuance to the earliest redemption date of the individual puts, with the offset recorded to additional paid-in capital. Accounting guidance prohibits the recognition of reductions in value below issuance date value. Changes in estimated redemption values that are based on a formula linked to future earnings are computed using projected cash flows each reporting period which take into account the current expectations regarding profitability and the timing of revenue-generating events. For redemption amounts that are fixed dollar amounts, if the initial fair value is the redemption amount, there are no changes recorded until the puts are exercised or expire. The redemption amounts for these put arrangements are reflected in the Company’s balance sheets as redeemable noncontrolling interests outside of permanent equity and, at June 30, 2013 and December 31, 2012, were $78.8 million and $42.1 million, respectively. The increase during the current year is principally related to puts associated with the 2013 acquisitions.
Accumulated Other Comprehensive Income (Loss)
The following table presents changes in the components of AOCI, net of taxes, for the six months ended June 30, 2013:

	Gains and Losses On Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
	(in thousands)
Balance at December 31, 2012	$(595)	$(611)	$(9,717)	$(10,923)
Other comprehensive income (loss) before reclassifications	25	—	(41,518)	(41,493)
Amount reclassified from AOCI	457	—	—	457
Net other comprehensive income (loss)	482	—	(41,518)	(41,036)
Balance at June 30, 2013	$(113)	$(611)	$(51,235)	$(51,959)
The realized loss on cash flow hedges reclassified from AOCI consists of one interest rate swap agreement.
Earnings per Share
The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except for per share data)
Net income (loss) attributable to common stockholders of Live Nation Entertainment, Inc.—basic and diluted	$58,130	$7,692	$(5,109)	$(61,458)

Weighted average common shares—basic	193,070	186,894	190,960	186,708
Effect of dilutive securities:
Stock options, restricted stock and warrants	3,700	2,431	—	—
2.875% convertible senior notes	—	—	—	—
Weighted average common shares—diluted	196,770	189,325	190,960	186,708

Basic and diluted net income (loss) per common share	$0.30	$0.04	$(0.03)	$(0.33)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Options to purchase shares of common stock	6,734	15,981	17,695	21,340
Restricted stock awards and units—unvested	917	3,179	2,594	3,935
Warrants	500	500	500	500
Conversion shares related to 2.875% convertible senior notes	8,105	8,105	8,105	8,105
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	16,256	27,765	28,894	33,880
NOTE 9—STOCK-BASED COMPENSATION
The following is a summary of stock-based compensation expense recorded by the Company during the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Selling, general and administrative expenses	$3,601	$3,353	$6,251	$6,644
Corporate expenses	4,213	5,587	7,868	11,275
Total	$7,814	$8,940	$14,119	$17,919
As of June 30, 2013, there was $50.1 million of total unrecognized compensation cost related to stock-based compensation arrangements for stock options and restricted stock awards. This cost is expected to be recognized over a weighted-average period of 2.7 years.
Azoff Trust Note
As part of the Merger, a note was issued to the Azoff Trust in exchange for shares of Ticketmaster’s series A convertible redeemable preferred stock held by the Azoff Trust. The note was paid in full in December 2012 in connection with Mr. Azoff’s resignation. For the three and six months ended June 30, 2012, the Company recorded $1.6 million and $3.2 million, respectively, of expense related to this note as a component of corporate expenses.
NOTE 10—SEGMENT DATA
The Company’s reportable segments are Concerts, Ticketing, Artist Nation and Sponsorship & Advertising. The Concerts segment involves the promotion of live music events globally in the Company’s owned and/or operated venues and in rented third-party venues, the production of music festivals and the operation and management of music venues and is the aggregation of the Company’s North American Concerts and International Concerts operating segments. The Ticketing segment involves the management of the Company’s global ticketing operations including providing ticketing software and services to clients and online access for customers relating to ticket and event information and is responsible for the Company’s primary websites, www.livenation.com and www.ticketmaster.com. The Ticketing segment is the aggregation of the Company’s North American Ticketing and International Ticketing operating segments. The Artist Nation segment provides management services to artists and other services including merchandise and is the aggregation of the Company’s Artist Management and Artist Services operating segments. The Sponsorship & Advertising segment manages the development of strategic sponsorship programs in addition to the sale of international, national and local sponsorships and placement of advertising including signage, promotional programs and banner ads in the Company’s owned and/or operated venues and on its primary websites.
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
The following table presents the results of operations for the Company’s reportable segments for the three and six months ending June 30, 2013 and 2012:

	Concerts	Ticketing	Artist Nation	Sponsorship & Advertising	Other	Corporate	Eliminations	Consolidated
				(in thousands)
Three Months Ended June 30, 2013
Revenue	$1,193,006	$337,827	$99,739	$71,240	$791	$—	$(23,090)	$1,679,513
Direct operating expenses	992,476	160,021	68,920	13,311	(2,206)	—	(22,604)	1,209,918
Selling, general and administrative expenses	159,517	101,919	22,476	10,959	848	—	—	295,719
Depreciation and amortization	35,068	36,685	10,136	596	11	678	(486)	82,688
Loss (gain) on disposal of operating assets	(31,332)	42	1,091	—	—	—	—	(30,199)
Corporate expenses	—	—	—	—	—	21,812	—	21,812
Acquisition transaction expenses	313	—	17	—	—	1,439	—	1,769
Operating income (loss)	$36,964	$39,160	$(2,901)	$46,374	$2,138	$(23,929)	$—	$97,806
Intersegment revenue	$21,254	$714	$1,122	$—	$—	$—	$(23,090)	$—
Three Months Ended June 30, 2012
Revenue	$1,076,024	$328,939	$109,241	$61,278	$422	$—	$(25,227)	$1,550,677
Direct operating expenses	896,083	154,367	73,371	9,337	(1,908)	—	(24,381)	1,106,869
Selling, general and administrative expenses	145,067	104,673	21,306	9,192	705	—	—	280,943
Depreciation and amortization	44,134	38,803	11,456	(18)	11	719	(846)	94,259
Loss (gain) on disposal of operating assets	1	(65)	—	—	157	—	—	93
Corporate expenses	—	—	—	—	—	27,415	—	27,415
Acquisition transaction expenses	(2,219)	(315)	351	—	—	313	—	(1,870)
Operating income (loss)	$(7,042)	$31,476	$2,757	$42,767	$1,457	$(28,447)	$—	$42,968
Intersegment revenue	$20,989	$2,382	$1,856	$—	$—	$—	$(25,227)	$—
Six Months Ended June 30, 2013
Revenue	$1,706,541	$662,962	$150,010	$111,387	$1,584	$—	$(29,273)	$2,603,211
Direct operating expenses	1,382,728	315,083	100,332	20,175	(3,171)	—	(28,295)	1,786,852

Selling, general and administrative expenses	296,835	213,859	42,514	20,647	1,386	—	—	575,241
Depreciation and amortization	63,770	79,498	20,170	738	185	1,470	(978)	164,853
Loss (gain) on disposal of operating assets	(34,462)	(20)	679	—	7	—	—	(33,796)
Corporate expenses	—	—	—	—	—	42,467	—	42,467
Acquisition transaction expenses	547	24	145	—	—	2,261	—	2,977
Operating income (loss)	$(2,877)	$54,518	$(13,830)	$69,827	$3,177	$(46,198)	$—	$64,617
Intersegment revenue	$26,967	$981	$1,325	$—	$—	$—	$(29,273)	$—
Capital expenditures	$11,891	$42,993	$282	$300	$—	$(171)	$—	$55,295
Six Months Ended June 30, 2012
Revenue	$1,524,723	$655,483	$170,646	$97,406	$1,198	$—	$(30,782)	$2,418,674
Direct operating expenses	1,239,436	306,242	114,009	16,058	(423)	—	(29,739)	1,645,583
Selling, general and administrative expenses	276,685	208,001	45,394	17,981	1,017	—	—	549,078
Depreciation and amortization	72,496	77,969	23,068	21	23	1,438	(1,043)	173,972
Loss (gain) on disposal of operating assets	(469)	(155)	—	—	429	—	—	(195)
Corporate expenses	—	—	—	—	—	50,632	—	50,632
Acquisition transaction expenses	(1,405)	(335)	401	—	—	778	—	(561)
Operating income (loss)	$(62,020)	$63,761	$(12,226)	$63,346	$152	$(52,848)	$—	$165
Intersegment revenue	$25,038	$2,696	$3,048	$—	$—	$—	$(30,782)	$—
Capital expenditures	$11,458	$42,422	$414	$3,433	$4	$983	$—	$58,714

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
Executive Overview
In the second quarter of 2013, our revenue increased 8% compared to last year driven by an increase in our Concerts segment from higher event activity as well as the impact of the acquisition of a controlling interest in a company that is a leading promoter of festivals completed during the quarter. We had an increase in stadium events throughout Europe and more shows in Australia which was partially offset by fewer arena events in North America. Our Ticketing segment revenue was also up for the second quarter, despite the loss of the 2012 Olympics activity, driven by strong sales in Australia and the United Kingdom as well as our North American resale business. Our strategy remains focused on leveraging our leadership position in the live entertainment industry to reach fans through the live concert experience in order to sell more tickets and grow our sponsorship and advertising revenue, while continuing to optimize our cost structure. We believe that as the leading, global live event and ticketing company we are well-positioned to serve artists, teams, fans and venues.
Our Concerts segment delivered an 11% increase in revenue for the second quarter as compared to last year through increased event activity and attendance and higher results due to acquisitions. Our Concert attendance was up 8% globally driven by additional stadium activity in Europe, more events in newer markets like Australia, as well as growth in our festival business. Our overall Concerts operating results increased for the quarter due to improved profitability in our European business, our North American theaters and clubs business and in global touring, as well as expansion in our international markets.
Our Ticketing segment revenue for the second quarter increased by 3% compared to last year due to an increase in ticket sales for concert events in Australia and the United Kingdom as well as an increase in our resale business. Overall, the number of tickets sold during the second quarter increased by 2% due largely to higher sales in our international ticketing group. Tickets sold through our mobile applications in the second quarter nearly doubled as compared to last year and we are implementing new features this year that we expect to further expand mobile ticket transactions. In the second quarter, over 9% of our North American tickets were sold via mobile devices. Ticketing operating results in the second quarter were driven by strong international concert ticket sales, increased activity in our resale business, and cost savings partially driven by a legal settlement. As in the first quarter, we have incurred higher costs year-over-year from investments in our technology platforms. We will continue to invest in a variety of initiatives aimed at improving the ticket buying process and overall fan and venue client experience.

Our Artist Nation segment revenue decreased by 9% for the second quarter due to the restructuring of our artist management business in late 2012 and lower sales in our merchandise business. The reductions in management and merchandise revenue led to a year-over-year reduction in operating results for the segment. Our Artist Nation segment is focused on serving our existing artists as well as developing new relationships with top artists and extending the various services we provide.
Our Sponsorship & Advertising segment's second quarter revenue increased by 16% driven primarily by higher online advertising revenue as well as sponsorship revenue generated from tours and custom events. Overall operating income improved 8% in the second quarter driven by the higher activity. An increase in custom events in North America, which have higher direct costs, as well as the timing of fixed costs and our international festivals led to the reduction in operating margins. Our extensive on-site and online reach, global venue distribution network, artist relationships and ticketing operations are the key to securing long-term sponsorship agreements with major brands and we continue to expand these assets while extending further into new markets internationally.
Our second quarter 2013 operating results were impacted positively by $30.2 million in gains recognized on the disposal of operating assets. These gains include a $21.9 million gain recognized on the sale of a theatrical theater in New York and a $9.4 million gain recognized in connection with an insurance recovery for storm damage sustained to an amphitheater in New York during Hurricane Sandy.
We continue to be optimistic about the long-term potential of our Company and are focused on the key elements of our business model - expand our concert platform to sell more tickets, drive conversion of ticket sales through social and mobile channels, grow our sponsorship and online revenue and sell more tickets for our Ticketmaster clients while driving reductions in the ticketing cost structure.
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
Ticketing
The Ticketing segment is primarily an agency business that sells tickets for events on behalf of our clients and retains a convenience charge and order processing fee for our services. We sell tickets through websites, telephone, mobile apps and ticket outlets. Our ticketing sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon scheduling by our clients. Our Ticketing segment also manages our online activities including enhancements to our websites and bundling product offerings. Through our websites, we sell tickets to our own events as well as tickets for our ticketing clients and provide event information. Revenue related to ticketing service charges for our events where we control ticketing is deferred and recognized as the event occurs.
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
Sponsorship & Advertising
Our Sponsorship & Advertising segment employs a sales force that creates and maintains relationships with sponsors, through a combination of strategic, international, national and local opportunities that allow businesses to reach customers through our concert, venue, artist relationship and ticketing assets, including advertising on our websites. We work with our corporate clients to help create marketing programs that drive their business goals and connects their brands directly with fans and artists. We typically experience higher revenue in the second and third quarters as a large portion of sponsorships are typically associated with our outdoor venues and international festivals which are primarily used in or occur during May through September.
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

Consolidated Results of Operations

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2013	2012		2013	2012
	(in thousands)			(in thousands)
Revenue	$1,679,513	$1,550,677	8%	$2,603,211	$2,418,674	8%
Operating expenses:
Direct operating expenses	1,209,918	1,106,869	9%	1,786,852	1,645,583	9%
Selling, general and administrative expenses	295,719	280,943	5%	575,241	549,078	5%
Depreciation and amortization	82,688	94,259	(12)%	164,853	173,972	(5)%
Loss (gain) on disposal of operating assets	(30,199)	93	*	(33,796)	(195)	*
Corporate expenses	21,812	27,415	(20)%	42,467	50,632	(16)%
Acquisition transaction expenses	1,769	(1,870)	*	2,977	(561)	*
Operating income	97,806	42,968	*	64,617	165	*
Operating margin	5.8%	2.8%		2.5%	—
Interest expense	30,041	29,488		58,192	59,198
Interest income	(890)	(931)		(2,658)	(1,831)
Equity in earnings of nonconsolidated affiliates	(2,629)	(1,801)		(5,211)	(5,682)
Other expense, net	3,868	5,424		7,506	3,642
Income (loss) before income taxes	67,416	10,788		6,788	(55,162)
Income tax expense	8,401	5,228		11,960	9,506
Net income (loss)	59,015	5,560		(5,172)	(64,668)
Net income (loss) attributable to noncontrolling interests	885	(2,132)		(63)	(3,210)
Net income (loss) attributable to common stockholders of Live Nation Entertainment, Inc.	$58,130	$7,692		$(5,109)	$(61,458)
_________

*	Percentages are not meaningful.

Key Operating Metrics

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Concerts (1)
Total estimated events:
North America	4,076	3,983	7,339	7,188
International	1,842	1,709	3,464	3,309
Total estimated events	5,918	5,692	10,803	10,497
Total estimated attendance (rounded):
North America	9,321,000	9,282,000	14,376,000	13,642,000
International	6,021,000	4,877,000	9,071,000	7,728,000
Total estimated attendance	15,342,000	14,159,000	23,447,000	21,370,000
Ancillary net revenue per attendee (2):
North America amphitheaters			$18.59	$18.87
International festivals			$16.81	$17.83
Ticketing (3)
Number of tickets sold (in thousands):
Concerts	19,526	18,604	36,197	35,412
Sports	8,099	7,734	16,620	16,540
Arts and theater	3,962	4,371	8,226	9,190
Family	3,264	3,073	7,834	7,601
Other (4)	1,417	1,699	3,138	3,449
	36,268	35,481	72,015	72,192
Gross value of tickets sold (in thousands)	$2,326,378	$2,191,152	$4,508,229	$4,411,351
Number of customers in database (2) (rounded)			124,265,000	115,071,000
Sponsorship & Advertising
Sponsorship revenue (in thousands)	$54,322	$48,223	$82,575	$73,940
Online advertising revenue (in thousands)	$16,918	$13,055	$28,812	$23,466
 _________

(1)
Events generally represent a single performance by an artist. Attendance generally represents the number of fans who were present at an event. Festivals are counted as one event in the quarter in which the festival begins but attendance is based on the days the fan was present at the festival and thus can be reported in multiple quarters. Events and attendance metrics are estimated each quarter.

(2)	Amounts are reported as of the latest period shown.

(3)
The number and gross value of tickets sold includes primary tickets only and excludes tickets sold for the 2012 Olympics. These metrics include tickets sold during the period regardless of event timing except for our promoted events in our owned and/or operated venues and in certain European territories where these tickets are reported as the events occur. The total number of tickets sold excludes approximately 25 million and 27 million tickets sold for the three months ended June 30, 2013 and 2012, respectively, and excludes approximately 53 million and 58 million tickets sold for the six months ended June 30, 2013 and 2012, respectively, through our venue clients’ box offices for which we do not receive a fee.

(4)	Other category includes tickets for comedy shows, facility tours, donations, lectures, seminars and cinemas.

Revenue
Our revenue increased $128.8 million, or 8%, during the three months ended June 30, 2013 as compared to the same period of the prior year. The overall increase in revenue was primarily due to an increase in our Concerts segment of $117.0 million. Excluding the increase of approximately $4.7 million related to the impact of changes in foreign exchange rates, revenue increased $124.1 million, or 8%.
Our revenue increased $184.5 million, or 8%, during the six months ended June 30, 2013 as compared to the same period of the prior year. The overall increase in revenue was primarily due to an increase in our Concerts segment of $181.8 million. Excluding the increase of approximately $2.4 million related to the impact of changes in foreign exchange rates, revenue increased $182.1 million, or 8%.
More detailed explanations of these changes are included in the applicable segment discussions below.
Direct operating expenses
Our direct operating expenses increased $103.0 million, or 9%, during the three months ended June 30, 2013 as compared to the same period of the prior year. The overall increase in direct operating expenses was primarily due to an increase in our Concerts segment of $96.4 million. Excluding the increase of approximately $4.8 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $98.2 million, or 9%.
Our direct operating expenses increased $141.3 million, or 9%, during the six months ended June 30, 2013 as compared to the same period of the prior year. The overall increase in direct operating expenses was primarily due to an increase in our Concerts segment of $143.3 million. Excluding the increase of approximately $2.9 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $138.4 million, or 8%.
Direct operating expenses include artist fees, event production costs, ticketing client royalties, show-related marketing and advertising expenses along with other costs.
More detailed explanations of these changes are included in the applicable segment discussions below.
Selling, general and administrative expenses
Our selling, general and administrative expenses increased $14.8 million, or 5%, during the three months ended June 30, 2013 as compared to the same period of the prior year. The overall increase in selling, general and administrative expenses was primarily due to an increase in our Concerts segment of $14.5 million. Excluding the decrease of approximately $0.7 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $15.5 million, or 6%.
Our selling, general and administrative expenses increased $26.2 million, or 5%, during the six months ended June 30, 2013 as compared to the same period of the prior year. The overall increase in selling, general and administrative expenses was primarily due to increases in our Concerts and Ticketing segments of $20.2 million and $5.9 million, respectively. Excluding the decrease of approximately $0.8 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $27.0 million, or 5%.
More detailed explanations of these changes are included in the applicable segment discussions below.
Depreciation and amortization
Depreciation and amortization decreased $11.6 million, or 12%, during the three months ended June 30, 2013 as compared to the same period of the prior year. The overall decrease in depreciation and amortization was primarily due to a decrease in our Concerts segment of $9.1 million. Excluding the decrease of approximately $0.1 million related to the impact of changes in foreign exchange rates, depreciation and amortization decreased $11.5 million, or 12%.
Depreciation and amortization decreased $9.1 million, or 5%, during the six months ended June 30, 2013 as compared to the same period of the prior year. The overall decrease in depreciation and amortization was primarily due to a decrease in our Concerts segment of $8.7 million. Excluding the decrease of approximately $0.2 million related to the impact of changes in foreign exchange rates, depreciation and amortization decreased $8.9 million, or 5%.
More detailed explanations of these changes are included in the applicable segment discussions below.
Loss (gain) on disposal of operating assets
Gain on disposal of operating assets for the three and six months ended June 30, 2013 was $30.2 million and $33.8 million, respectively, consisting primarily of a $21.9 million gain recognized from the May 2013 sale of a theatrical theater in New York in our Concerts segment. In addition, we recognized a gain of $9.4 million and $12.6 million for the three and six months ended June 30, 2013, respectively, in connection with an insurance recovery for storm damage sustained to an amphitheater located in New York in our Concerts segment.
Corporate expenses
Corporate expenses decreased $5.6 million, or 20%, during the three months ended June 30, 2013 as compared to the same period of the prior year primarily due to a reduction in compensation, stock-based compensation and Azoff Trust note expense resulting from the resignation of Irving Azoff on December 31, 2012, formerly our Executive Chairman and Chairman of the board of directors.
Corporate expenses decreased $8.2 million, or 16%, during the six months ended June 30, 2013 as compared to the same period of the prior year primarily due to a reduction in compensation, stock-based compensation and Azoff Trust note expense resulting from the resignation of Irving Azoff and legal expenses incurred during 2012 in connection with a matter that was subsequently settled.
Acquisition transaction expenses
Acquisition transaction expenses for the three and six months ended June 30, 2013 were $1.8 million and $3.0 million, respectively, consisting primarily of costs associated with current year acquisitions and ongoing litigation relating to the Merger.
Acquisition transaction expenses for the three and six months ended June 30, 2012 were $(1.9) million and $(0.6) million, respectively, consisting primarily of reductions in the fair value of acquisition-related contingent consideration partially offset by costs associated with acquisitions and ongoing litigation relating to the Merger.
Interest expense
Interest expense decreased $1.0 million, or 2%, during the six months ended June 30, 2013 as compared to the same period of the prior year primarily due to the net interest cost reduction realized from the August 2012 redemption of the 10.75% senior notes and issuance of the 7% senior notes, partially offset by additional term loan B borrowings in June 2012.
Our debt balances and weighted-average cost of debt, excluding unamortized debt discounts of $27.3 million, were $1.75 billion and 5.3%, respectively, at June 30, 2013.
Other expense, net
Other expense, net was $3.9 million and $7.5 million for the three and six months ended June 30, 2013, respectively, and includes the impact of changes in foreign exchange rates of $4.4 million and $7.8 million, respectively.
Other expense, net was $5.4 million and $3.6 million for the three and six months ended June 30, 2012, respectively, and includes the impact of changes in foreign exchange rates of $4.2 million and $3.0 million, respectively.
Income taxes
Net income tax expense for the six months ended June 30, 2013 and 2012 was $12.0 million and $9.5 million, respectively, and consists primarily of income tax attributable to taxable income of our foreign locations. The increase in income taxes is driven by an increase in the taxable earnings of our taxable foreign locations.

Concerts Results of Operations
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2013	2012		2013	2012
	(in thousands)			(in thousands)
Revenue	$1,193,006	$1,076,024	11%	$1,706,541	$1,524,723	12%
Direct operating expenses	992,476	896,083	11%	1,382,728	1,239,436	12%
Selling, general and administrative expenses	159,517	145,067	10%	296,835	276,685	7%
Depreciation and amortization	35,068	44,134	(21)%	63,770	72,496	(12)%
Loss (gain) on disposal of operating assets	(31,332)	1	*	(34,462)	(469)	*
Acquisition transaction expenses	313	(2,219)	*	547	(1,405)	*
Operating income (loss)	$36,964	$(7,042)	*	$(2,877)	$(62,020)	95%
Operating margin	3.1%	(0.7)%		(0.2)%	(4.1)%
Adjusted operating income **	$42,588	$36,209	18%	$29,446	$11,258	*
_______

*	Percentages are not meaningful.

**	AOI is defined and reconciled to operating income (loss) below.
Three Months
Concerts revenue increased $117.0 million, or 11%, during the three months ended June 30, 2013 as compared to the same period of the prior year. Excluding the increase of $5.7 million related to the impact of changes in foreign exchange rates, revenue increased $111.3 million, or 10%, partially due to incremental revenue of $67.9 million resulting primarily from the May 2013 acquisition of a controlling interest in a company that promotes festivals. In addition, revenue increased from higher show counts in European stadiums and theaters, growth from our expansion in global markets such as Australia and more events and higher attendance for our North American theaters and clubs. These increases were partially offset by fewer arena shows in North America and a reduction of festival activity resulting primarily from the timing of the events.
Concerts direct operating expenses increased $96.4 million, or 11%, during the three months ended June 30, 2013 as compared to the same period of the prior year. Excluding the increase of $5.3 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $91.1 million, or 10%, partially due to incremental direct operating expenses of $70.6 million resulting from the acquisitions noted above. In addition, we incurred higher expenses associated with the increased number of shows in Europe and our expansion in global markets. These increases were partially offset by lower costs associated with reduced global touring and festival activity and a reduction in North America arena shows.
Concerts selling, general and administrative expenses increased $14.5 million, or 10%, during the three months ended June 30, 2013 as compared to the same period of the prior year. Excluding the decrease of $0.2 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $14.7 million, or 10%, partially due to incremental expenses of $2.3 million associated with the acquisitions noted above, increases in compensation-related costs and additional expenses following the June 2012 opening of the Ziggo Dome in The Netherlands.
Concerts depreciation and amortization decreased $9.1 million, or 21%, during the three months ended June 30, 2013 as compared to the same period of the prior year. Excluding the decrease of $0.1 million related to the impact of changes in foreign exchange rates, depreciation and amortization decreased $9.0 million, or 20%, primarily due to the $13.9 million of impairment charges recorded in the second quarter of 2012 related to revenue-generating and client/vendor relationship intangibles offset partially by $4.0 million of accelerated amortization recorded in the second quarter of 2013 resulting from a change in the estimated life of certain venue management and leasehold intangibles. There were no significant impairment charges recorded during the second quarter of 2013.
Concerts gain on disposal of operating assets of $31.3 million for the three months ended June 30, 2013 is primarily due to a gain on the sale of a theatrical theater in New York of $21.9 million and additional proceeds received in connection with an insurance recovery for storm damage during Hurricane Sandy to an amphitheater located in New York in October 2012.

Concerts acquisition transaction expenses increased $2.5 million during the three months ended June 30, 2013 as compared to the same period of the prior year primarily due to the reduction in the fair value of certain acquisition-related contingent consideration during the second quarter of 2012.
The improved operating income for Concerts for the three months ended June 30, 2013 was primarily driven by improved results from theaters and clubs, global touring and domestic festival activity, increased show activity in Europe and the gain on disposal of operating assets. These increases were partially offset by the timing of international festivals.
Six Months
Concerts revenue increased $181.8 million, or 12%, during the six months ended June 30, 2013 as compared to the same period of the prior year. Excluding the increase of $3.5 million related to the impact of changes in foreign exchange rates, revenue increased $178.3 million, or 12%, partially due to incremental revenue from acquisitions of $81.7 million primarily from the May 2013 acquisition of a company that promotes festivals and the April 2012 acquisition of Coppel. We also had more shows in Europe, increased global touring activity, more events and higher attendance in our theaters and clubs and our expansion to new global markets. These increases were partially offset by fewer arena shows in North America and a reduction in global festival activity primarily driven by the timing of events.
Concerts direct operating expenses increased $143.3 million, or 12%, during the six months ended June 30, 2013 as compared to the same period of the prior year. Excluding the increase of $3.6 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $139.7 million, or 11%, partially due to incremental direct operating expenses of $82.2 million from the acquisitions noted above and higher expenses associated with the increased show activity in Europe and global touring and our expansion to new global markets discussed above. These increases were partially offset by lower costs associated with reduced North America arena shows and global festival activity.
Concerts selling, general and administrative expenses increased $20.2 million, or 7%, during the six months ended June 30, 2013 as compared to the same period of the prior year. Excluding the decrease of $0.2 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $20.4 million, or 7%, primarily due to higher compensation-related expenses driven by inflationary adjustments and our expansion in global markets, additional costs following the June 2012 opening of the Ziggo Dome in The Netherlands and increased property costs such as rent and insurance. In addition, incremental selling, general and administrative expenses of $3.5 million from the acquisitions noted above contributed to the increase.
Concerts depreciation and amortization decreased $8.7 million, or 12%, during the six months ended June 30, 2013 as compared to the same period of the prior year. Excluding the decrease of $0.2 million related to the impact of changes in foreign exchange rates, depreciation and amortization decreased $8.5 million, or 12%, primarily due to the $13.9 million of impairment charges recorded in the second quarter of 2012 primarily related to revenue-generating and client/vendor relationship intangibles offset partially by $4.0 million of accelerated amortization recorded in the second quarter of 2013 resulting from a change in the estimated life of certain venue management and leasehold intangible assets. There were no significant impairments recorded in the first half of 2013.
Concerts gain on disposal of operating assets of $34.5 million for the six months ended June 30, 2013 is primarily due to a $21.9 million gain on sale of a theatrical theater in New York and a $12.6 million insurance recovery for storm damage during Hurricane Sandy to an amphitheater located in New York in October 2012.
The decreased operating loss for Concerts for the six months ended June 30, 2013 was primarily driven by increased shows in Europe, improved results for our global touring activity and theaters and clubs, our expansion to new global markets and the gain on disposal of operating assets. These increases were partially offset by the reduction in global festival activity.

Ticketing Results of Operations
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2013	2012		2013	2012
	(in thousands)			(in thousands)
Revenue	$337,827	$328,939	3%	$662,962	$655,483	1%
Direct operating expenses	160,021	154,367	4%	315,083	306,242	3%
Selling, general and administrative expenses	101,919	104,673	(3)%	213,859	208,001	3%
Depreciation and amortization	36,685	38,803	(5)%	79,498	77,969	2%
Loss (gain) on disposal of operating assets	42	(65)	*	(20)	(155)	*
Acquisition transaction expenses	—	(315)	*	24	(335)	*
Operating income	$39,160	$31,476	24%	$54,518	$63,761	(14)%
Operating margin	11.6%	9.6%		8.2%	9.7%
Adjusted operating income **	$77,569	$71,375	9%	$137,158	$143,936	(5)%
 _______

*	Percentages are not meaningful.

**	AOI is defined and reconciled to operating income (loss) below.
Three Months
Ticketing revenue increased $8.9 million, or 3%, during the three months ended June 30, 2013 as compared to the same period of the prior year. Excluding the decrease of $0.8 million related to the impact of changes in foreign exchange rates, revenue increased $9.7 million, or 3%, primarily due to higher international primary ticket sales and increased domestic resale volume. These increases were partially offset by a reduction in fees associated with the 2012 Olympics and lower domestic primary ticket fees resulting from a reduction in ticket sales in the arts and theater category.
Ticketing direct operating expenses increased $5.7 million, or 4%, during the three months ended June 30, 2013 as compared to the same period of the prior year. Excluding the decrease of $0.3 million related to the impact of changes in foreign exchange rates, directing operating expenses increased $6.0 million, or 4%, primarily due to higher costs associated with the increased international primary ticket sales and domestic resale volume discussed above and higher royalty rates.
The increase in Ticketing operating income for the three months ended June 30, 2013 was primarily due to the higher international ticket sales and increased domestic resale ticket volumes.
Six Months
Ticketing revenue increased $7.5 million, or 1%, during the six months ended June 30, 2013 as compared to the same period of the prior year. Excluding the decrease of $0.9 million related to the impact of changes in foreign exchange rates, revenue increased $8.4 million, or 1%, partially due to strong international primary ticket sales during the second quarter of 2013 and increased domestic resale ticket volume. These increases were partially offset by a reduction in fees associated with the 2012 Olympics and lower domestic primary ticket fees resulting from a reduction in ticket sales in the arts and theater category.
Ticketing direct operating expenses increased $8.8 million, or 3%, during the six months ended June 30, 2013 as compared to the same period of the prior year. Excluding the decrease of $0.4 million related to the impact of changes in foreign exchange rates, directing operating expenses increased $9.2 million, or 3%, primarily due to costs related to the higher international primary ticket sales and increased domestic resale volume discussed above. These increases were partially offset by lower royalties on domestic primary ticket sales resulting from the reduction in ticket sales discussed above.
Ticketing selling, general and administrative expenses increased $5.9 million, or 3%, during the six months ended June 30, 2013 as compared to the same period of the prior year. Excluding the decrease of $0.5 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $6.4 million, or 3%, primarily due to increased costs associated with higher resale activity, increased compensation costs driven by annual salary increases and higher headcount and increased rent due to office relocations. These increases were partially offset by costs incurred for the summer Olympics in 2012 that were not incurred in 2013.
The decrease in Ticketing operating income for the six months ended June 30, 2013 was primarily due to costs related to resale activity, higher compensation-related costs and reduction associated with the 2012 Olympics partially offset by higher international primary ticket sales.
Artist Nation Results of Operations
Our Artist Nation segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2013	2012		2013	2012
	(in thousands)			(in thousands)
Revenue	$99,739	$109,241	(9)%	$150,010	$170,646	(12)%
Direct operating expenses	68,920	73,371	(6)%	100,332	114,009	(12)%
Selling, general and administrative expenses	22,476	21,306	5%	42,514	45,394	(6)%
Depreciation and amortization	10,136	11,456	(12)%	20,170	23,068	(13)%
Loss on disposal of operating assets	1,091	—	*	679	—	*
Acquisition transaction expenses	17	351	*	145	401	*
Operating income (loss)	$(2,901)	$2,757	*	$(13,830)	$(12,226)	(13)%
Operating margin	(2.9)%	2.5%		(9.2)%	(7.2)%
Adjusted operating income **	$8,498	$14,930	(43)%	$7,455	$11,923	(37)%

_______

*	Percentages are not meaningful.

**	AOI is defined and reconciled to operating income (loss) below.
Three Months
Artist Nation revenue decreased $9.5 million, or 9%, during the three months ended June 30, 2013 as compared to the same period of the prior year. Excluding the decrease of $0.4 million related to the impact of changes in foreign exchange rates, revenue decreased $9.1 million, or 8%, primarily due to a reduction in management revenue associated with the departure of certain artist managers in December 2012 and lower tour merchandise and VIP package sales driven by the timing of artists tours. These decreases were partially offset by incremental revenue of $2.0 million resulting primarily from the July 2012 acquisition of a production services company.
Artist Nation direct operating expenses decreased $4.5 million, or 6%, during the three months ended June 30, 2013 as compared to the same period of the prior year. Excluding the decrease of $0.3 million related to the impact of changes in foreign exchange rates, direct operating expenses decreased $4.2 million, or 6%, primarily due to reduced costs from the lower tour merchandise and VIP package sales discussed above. These decreases were partially offset by incremental direct operating expenses of $0.8 million resulting primarily from the acquisition noted above.
Artist Nation depreciation and amortization decreased $1.3 million, or 12%, during the three months ended June 30, 2013 as compared to the same period of the prior year primarily due to decreased amortization related to client/vendor relationship intangibles in the management business that were impaired in the fourth quarter of 2012.
Artist Nation loss on disposal of operating assets of $1.1 million for the three months ended June 30, 2013 is primarily due to the disposal of an artist management company in April 2013.
The increased operating loss for Artist Nation for the three months ended June 30, 2013 was primarily driven by the lower tour merchandise sales and the departure of certain artist managers in December 2012.
Six Months
Artist Nation revenue decreased $20.6 million, or 12%, during the six months ended June 30, 2013 as compared to the same period of the prior year. Excluding the decrease of $0.6 million related to the impact of changes in foreign exchange rates, revenue decreased $20.0 million, or 12%, primarily due to lower tour and retail merchandise sales and the departure of certain artist managers. These decreases were partially offset by incremental revenue of $2.5 million resulting primarily from the acquisition noted above.
Artist Nation direct operating expenses decreased $13.7 million, or 12%, during the six months ended June 30, 2013 as compared to the same period of the prior year. Excluding the decrease of $0.5 million related to the impact of changes in foreign exchange rates, direct operating expenses decreased $13.2 million, or 12%, primarily due to the reduced costs from the lower merchandise sales noted above.
Artist Nation selling, general and administrative expenses decreased $2.9 million, or 6%, during the six months ended June 30, 2013 as compared to the same period of the prior year primarily due to the departure of certain artist managers and reduced compensation-related expenses in the merchandise business resulting primarily from lower headcount. These decreases were partially offset by incremental expenses of $2.0 million resulting primarily from the acquisition noted above.
Artist Nation depreciation and amortization decreased $2.9 million, or 13%, during the six months ended June 30, 2013 as compared to the same period of the prior year primarily due to decreased amortization related to client/vendor relationship intangibles in the management business that were impaired in the fourth quarter of 2012.
The increased operating loss for Artist Nation for the six months ended June 30, 2013 was primarily driven by the departure of certain artist managers and lower retail and tour merchandise sales partially offset by lower amortization.
Sponsorship & Advertising Results of Operations
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2013	2012		2013	2012
	(in thousands)			(in thousands)
Revenue	$71,240	$61,278	16%	$111,387	$97,406	14%
Direct operating expenses	13,311	9,337	43%	20,175	16,058	26%
Selling, general and administrative expenses	10,959	9,192	19%	20,647	17,981	15%
Depreciation and amortization	596	(18)	*	738	21	*
Operating income	$46,374	$42,767	8%	$69,827	$63,346	10%
Operating margin	65.1%	69.8%		62.7%	65.0%
Adjusted operating income **	$47,159	$42,911	10%	$70,919	$63,636	11%
_______

*	Percentages are not meaningful.

**	AOI is defined and reconciled to operating income (loss) below.
Three Months
Sponsorship & Advertising revenue increased $10.0 million, or 16%, during the three months ended June 30, 2013 as compared to the same period of the prior year. Excluding the increase of $0.2 million related to the impact of changes in foreign exchange rates, revenue increased $9.8 million, or 16%, primarily due to online advertising growth, new sponsorship agreements globally including the Ziggo Dome in The Netherlands and expansion of existing sponsorship arrangements.
Sponsorship & Advertising direct operating expenses increased $4.0 million, or 43%, during the three months ended June 30, 2013 as compared to the same period of the prior year. Excluding the increase of $0.1 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $3.9 million, or 41%, primarily driven by the increased revenue and, in certain cases, increased fulfillment costs on some programs.
Sponsorship & Advertising selling, general and administrative expenses increased $1.8 million, or 19%, during the three months ended June 30, 2013 as compared to the same period of the prior year primarily due to increased headcount and compensation-related costs.
The increased operating income for the three months ended June 30, 2013 was primarily due to higher online advertising and new sponsorship agreements globally.

Six Months
Sponsorship & Advertising revenue increased $14.0 million, or 14%, during the six months ended June 30, 2013 as compared to the same period of the prior year. Excluding the increase of $0.4 million related to the impact of changes in foreign exchange rates, revenue increased $13.6 million, or 14%, primarily due to online advertising growth, new sponsorship agreements globally including the Ziggo Dome and expansion of existing sponsorship arrangements.
Sponsorship & Advertising direct operating expenses increased $4.1 million, or 26%, during the six months ended June 30, 2013 as compared to the same period of the prior year. Excluding the increase of $0.2 million million related to the impact of changes in foreign exchange rates, direct operating expenses increased $3.9 million, or 24%, primarily driven by the increased revenue and, in certain cases, increased fulfillment costs on some programs.
Sponsorship & Advertising selling, general and administrative expenses increased $2.7 million, or 15%, during the six months ended June 30, 2013 as compared to the same period of the prior year primarily due to increased headcount and compensation-related costs.
The increased operating income for the six months ended June 30, 2013 was primarily due to higher online advertising and new sponsorship agreements globally.

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
The following table sets forth the reconciliation of adjusted operating income (loss) to operating income (loss):

	Adjusted operating income (loss)	Non-cash and stock- based compensation expense	Loss (gain) on disposal of operating assets	Depreciation and amortization	Acquisition expenses	Operating income (loss)
			(in thousands)
Three Months Ended June 30, 2013
Concerts	$42,588	$1,575	$(31,332)	$35,068	$313	$36,964
Ticketing	77,569	1,682	42	36,685	—	39,160
Artist Nation	8,498	155	1,091	10,136	17	(2,901)
Sponsorship & Advertising	47,159	189	—	596	—	46,374
Other and Eliminations	1,663	—	—	(475)	—	2,138
Corporate	(17,599)	4,213	—	678	1,439	(23,929)
Total	$159,878	$7,814	$(30,199)	$82,688	$1,769	$97,806
Three Months Ended June 30, 2012
Concerts	$36,209	$1,335	$1	$44,134	$(2,219)	$(7,042)
Ticketing	71,375	1,491	(65)	38,803	(330)	31,476
Artist Nation	14,930	366	—	11,456	351	2,757
Sponsorship & Advertising	42,911	161	—	(18)	1	42,767
Other and Eliminations	779	—	157	(835)	—	1,457
Corporate	(20,226)	5,587	—	719	1,915	(28,447)
Total	$145,978	$8,940	$93	$94,259	$(282)	$42,968
Six Months Ended June 30, 2013
Concerts	$29,446	$2,468	$(34,462)	$63,770	$547	$(2,877)
Ticketing	137,158	3,138	(20)	79,498	24	54,518
Artist Nation	7,455	291	679	20,170	145	(13,830)
Sponsorship & Advertising	70,919	354	—	738	—	69,827
Other and Eliminations	2,391	—	7	(793)	—	3,177
Corporate	(34,599)	7,868	—	1,470	2,261	(46,198)
Total	$212,770	$14,119	$(33,796)	$164,853	$2,977	$64,617
Six Months Ended June 30, 2012
Concerts	$11,258	$2,656	$(469)	$72,496	$(1,405)	$(62,020)
Ticketing	143,936	3,039	(155)	77,969	(678)	63,761
Artist Nation	11,923	680	—	23,068	401	(12,226)
Sponsorship & Advertising	63,636	269	—	21	—	63,346
Other and Eliminations	(439)	—	429	(1,020)	—	152
Corporate	(36,153)	11,275	—	1,438	3,982	(52,848)
Total	$194,161	$17,919	$(195)	$173,972	$2,300	$165

Liquidity and Capital Resources
Our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, are funded from operations or from borrowings under our senior secured credit facility described below. Our cash is centrally managed on a worldwide basis. Our primary short-term liquidity needs are to fund general working capital requirements, capital expenditures and debt service requirements while our long-term liquidity needs are primarily related to acquisitions and debt repayment. Our primary sources of funds for our short-term liquidity needs will be cash flows from operations and borrowings under our senior secured credit facility, while our long-term sources of funds will be from cash flows from operations, long-term bank borrowings and other debt or equity financings. We plan to strategically pursue refinancing opportunities to extend maturities and/or improve terms of our indebtedness when we believe market conditions are favorable. We may also from time to time engage in open market purchases of our outstanding debt securities or redeem or otherwise repay such debt.
Our balance sheet reflects cash and cash equivalents of $1.4 billion at June 30, 2013 and $1.0 billion at December 31, 2012. Included in the June 30, 2013 and December 31, 2012 cash and cash equivalents balance is $479.1 million and $441.6 million, respectively, of funds representing the face value of tickets sold on behalf of clients and the clients’ share of convenience and order processing charges, or client funds. We do not utilize client funds for our own financing or investing activities as the amounts are payable to clients. Our foreign subsidiaries held approximately $527.5 million in cash and cash equivalents, excluding client cash, at June 30, 2013. We do not intend to repatriate these funds, but would need to accrue and pay United States federal and state income taxes on any future repatriations, net of applicable foreign tax credits. We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is ninety days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects current and long-term debt of $1.7 billion at both June 30, 2013 and December 31, 2012. Our weighted-average cost of debt, excluding the debt discounts on our term loans and notes, was 5.3% at June 30, 2013.
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
We view our available cash as cash and cash equivalents, less ticketing-related client funds, less event-related deferred revenue, less accrued expenses due to artists and cash collected on behalf of others for ticket sales, plus event-related prepaids. This is essentially our cash available to, among other things, repay debt balances, make acquisitions and finance capital expenditures.
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
Sources of Cash
May 2010 Senior Secured Credit Facility
At June 30, 2013, our senior secured credit facility consists of (i) a $100 million term loan A, (ii) a $900 million term loan B and (iii) a $300 million revolving credit facility maturing in May 2015. In addition, subject to certain conditions, we have the right to increase such term loan facilities by up to $200 million in the aggregate. The five-year revolving credit facility provides for borrowings up to the amount of the facility with sublimits of up to (i) $150 million to be available for the issuance of letters of credit, (ii) $50 million to be available for swingline loans and (iii) $100 million to be available for borrowings in foreign currencies. The senior secured credit facility is secured by a first priority lien on substantially all of our domestic wholly-owned subsidiaries and on 65% of the capital stock of our wholly-owned foreign subsidiaries.
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
For the term loan A, we are required to make quarterly payments ranging from $1.3 million to $10.0 million with the balance due at maturity in November 2015. For the term loan B, we are required to make quarterly payments of $2.3 million with the balance due at maturity in November 2016. We are also required to make mandatory prepayments of the loans under the credit agreement, subject to specified exceptions, from excess cash flow, and with the proceeds of asset sales, debt issuances and specified other events.
During the six months ended June 30, 2013, we made principal payments totaling $10.8 million on these term loans. At June 30, 2013, the outstanding balances on the term loans, net of discounts, were $931.2 million. There were no borrowings under the revolving credit facility as of June 30, 2013. Based on our letters of credit of $55.9 million, $244.1 million was available for future borrowings.
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
The indentures governing our 7% senior notes and our 8.125% senior notes contain covenants that limit, among other things, our ability and the ability of our restricted subsidiaries to incur certain additional indebtedness and issue preferred stock; make certain distributions, investments and other restricted payments; sell certain assets; agree to any restrictions on the ability of restricted subsidiaries to make payments to us; merge, consolidate or sell all of our assets; create certain liens; and engage in transactions with affiliates on terms that are not arm’s length. Certain covenants, including those pertaining to incurrence of indebtedness, restricted payments, asset sales, mergers and transactions with affiliates will be suspended during any period in which the notes are rated investment grade by both rating agencies and no default or event of default under the indentures has occurred and is continuing. The 7% senior notes and the 8.125% senior notes each contain two incurrence-based financial covenants, as defined, requiring a minimum fixed charge coverage ratio of 2.0x and a maximum secured indebtedness leverage ratio of 3.25x for the 7% senior notes and 2.75x for the 8.125% senior notes.
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

As of June 30, 2013, we believe we were in compliance with all of our debt covenants. We expect to remain in compliance with all of our debt covenants throughout 2013.
Disposals of assets
During the six months ended June 30, 2013, we received $81.1 million of proceeds primarily related to the sale of a theatrical theater in New York and an insurance recovery for storm damage sustained to an amphitheater located in New York. During the six months ended June 30, 2012, we received $5.6 million of proceeds primarily related to the sale of an amphitheater in Ohio. These proceeds are presented net of any cash included in the businesses sold.
Stock Option Exercises
During the six months ended June 30, 2013, we received $73.4 million of proceeds from the exercise of stock options. There were no significant stock option exercises for the six months ended June 30, 2012.
Uses of Cash
Acquisitions
When we make acquisitions, the acquired entity may have cash on its balance sheet at the time of acquisition. All amounts discussed in this section are presented net of any cash acquired. During the six months ended June 30, 2013, we used $23.8 million of cash primarily for the acquisition in our Concerts segment of a controlling interest in a company that promotes festivals in May 2013. During the six months ended June 30, 2012, we used $68.1 million of cash primarily for acquisitions in our Concerts segment of Coppel in April 2012, Cream Holdings Limited in May 2012 and HARD Events LLC in June 2012.
Intangibles
During the six months ended June 30, 2012, we used $11.5 million of cash primarily related to the acquisition of the rights to a festival in Europe. There were no significant purchases during the six months ended June 30, 2013.
Deferred and Contingent Consideration
During the six months ended June 30, 2012, we used $10.6 million of cash to settle deferred and contingent consideration liabilities for certain past acquisitions. There were no significant payments during the six months ended June 30, 2013.
Capital Expenditures
Venue and ticketing operations are capital intensive businesses, requiring continual investment in our existing venues and ticketing systems in order to address fan and artist expectations, technological industry advances and various federal, state and/or local regulations.
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
Our capital expenditures, including accruals but excluding expenditures funded by outside parties such as landlords or replacements funded by insurance companies, consisted of the following:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Maintenance capital expenditures	$26,845	$26,657
Revenue generating capital expenditures	28,450	32,057
Total capital expenditures	$55,295	$58,714
Revenue generating capital expenditures during the first six months of 2013 decreased from the same period of the prior year primarily due to the timing of expenditures related to the re-platforming of our ticketing system, the launch of our resale ticketing product and purchases of technology and venue-related equipment. Excluded from revenue generating capital expenditures is the use of $17.0 million of insurance proceeds to restore an amphitheater in New York that sustained storm damage.

We currently expect capital expenditures to be approximately $120 million for the full year 2013.
Cash Flows

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Cash provided by (used in):
Operating activities	$380,347	$310,128
Investing activities	$(20,742)	$(138,557)
Financing activities	$54,011	$(3,737)
Operating Activities
Cash provided by operations was $380.3 million for the six months ended June 30, 2013, compared to $310.1 million for the six months ended June 30, 2012. The $70.2 million increase in cash provided by operating activities resulted primarily from an increase in the cash-related portion of net income and net changes in the event-related operating accounts which are dependent on the timing of ticket sales along with the size and number of events for upcoming periods. During the first six months of 2013, we received more cash for future events which increased deferred revenue, had lower payments of prepaid event-related expenses and accrued event-related expenses, partially offset by a larger increase in accounts receivable as compared to the same period in the prior year.
Investing Activities
Cash used in investing activities was $20.7 million for the six months ended June 30, 2013, compared to $138.6 million for the six months ended June 30, 2012. The $117.8 million decrease in cash used in investing activities is primarily due to higher proceeds received from the disposal of operating assets and lower payments for acquisitions and purchases of intangible assets as compared to the same period in the prior year. See “—Sources of Cash” and “—Uses of Cash ” above for further discussion.
Financing Activities
Cash provided by financing activities was $54.0 million for the six months ended June 30, 2013, compared to cash used in financing activities of $3.7 million for the six months ended June 30, 2012. The $57.7 million increase in cash provided by financing activities is primarily a result of higher proceeds from the exercise of stock options and lower payments of deferred and contingent consideration partially offset by proceeds received in 2012 related to additional financing to fund Australian operations as compared to the same period in the prior year.
Seasonality
Our Concerts, Artist Nation and Sponsorship & Advertising segments typically experience higher operating income in the second and third quarters as our outdoor venues and international festivals are primarily used in or occur during May through September, and our artist touring activity is higher. In addition, the timing of the on-sale of tickets and the tours of top-grossing acts can impact comparability of quarterly results year over year, although annual results may not be impacted. Our Ticketing segment sales are impacted by fluctuations in the availability of events for sale to the public, which vary depending upon scheduling by our clients.
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
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported operating income of $49.4 million for the six months ended June 30, 2013. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the six months ended June 30, 2013 by $4.9 million. As of June 30, 2013, our primary foreign exchange exposure included the Euro, British Pound, Australian Dollar and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities.
We primarily use forward currency contracts in addition to options to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. We also may enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income and short-term intercompany loans. At June 30, 2013, we had forward currency contracts and options outstanding with a notional amount of $123.2 million.
Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $1.7 billion of total debt, net of unamortized discounts, outstanding as of June 30, 2013. Of the total amount, taking into consideration existing interest rate hedges, we had $774.0 million of fixed-rate debt and $949.7 million of floating-rate debt.
Based on the amount of our floating-rate debt as of June 30, 2013, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $2.4 million when the floor rate is not applicable. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of June 30, 2013 with no subsequent change in rates for the remainder of the period.
At June 30, 2013, we have an interest rate swap agreement that is designated as a cash flow hedge for accounting purposes. The interest rate swap had a notional amount of $12.2 million at June 30, 2013, to effectively convert a portion of our floating-rate debt to a fixed-rate basis and expires in May 2015. The fair value of this agreement at June 30, 2013 was a liability of $0.1 million. This agreement was put into place to reduce the variability of the cash flows from the interest payments related to certain financing.
Through a subsidiary of Academy Music Holdings Limited Group, we have two interest rate swap agreements with a $28.8 million aggregate notional amount at June 30, 2013, that effectively convert a portion of our floating-rate debt to a fixed-rate basis. Both agreements expire in December 2015. Also, in connection with the financing of the redevelopment of the O2 Dublin, we have an interest rate swap agreement with a notional amount of $6.8 million at June 30, 2013, that expires in December 2013, effectively converting a portion of our floating-rate debt to a fixed-rate basis. These interest rate swap agreements have not been designated as hedging instruments. Therefore, any change in fair value is recorded in earnings during the period of the change.
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
Ratio of Earnings to Fixed Charges
The ratio of earnings to fixed charges is as follows:

Six Months Ended June 30,		Year Ended December 31,
2013	2012	2012	2011	2010	2009
1.02	*	*	*	*	*

*
For the six months ended June 30, 2012, fixed charges exceeded earnings before income taxes and fixed charges by $60.8 million. For the years ended December 31, 2012, 2011, 2010 and 2009, fixed charges exceeded earnings from continuing operations before income taxes and fixed charges by $142.1 million, $104.4 million, $193.6 million and $116.5 million, respectively.

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
Recently Issued Pronouncements
In July 2013, the FASB issued guidance that requires a liability related to an unrecognized tax benefit to be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if certain criteria are met. The guidance is effective for interim and annual periods beginning after December 15, 2013 and should be applied prospectively to unrecognized tax benefits that exist at the effective date. Early adoption and retrospective application of the new guidance is permitted. We are currently evaluating the new guidance and do not expect the adoption of this standard to have a material effect on our financial position.
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
There have been no changes to our critical accounting policies during the six months ended June 30, 2013.
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
Based on their evaluation as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding our legal proceedings can be found in Part I Financial Information—Item 1. Financial Statements—Note 5—Commitments and Contingent Liabilities
Item 1A. Risk Factors
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 6, 2013.

LIVE NATION ENTERTAINMENT, INC.

By:	/s/ Brian Capo
Brian Capo
Chief Accounting Officer

EXHIBIT INDEX

	Exhibit Description	Incorporated by Reference					Filed Here with
Exhibit No.		Form	File No.	Exhibit No.	Filing Date	Filed By
2.1	Agreement and Plan of Merger, dated February 10, 2009, between Ticketmaster Entertainment, Inc. and Live Nation, Inc.	8-K	001-32601	2.1	2/13/2009	Live Nation Entertainment, Inc.
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Live Nation Entertainment, Inc.	8-K	001-32601	3.1	6/7/2013	Live Nation Entertainment, Inc.
3.2	Fifth Amended and Restated Bylaws of Live Nation Entertainment, Inc.	8-K	001-32601	3.2	6/7/2013	Live Nation Entertainment, Inc.
31.1	Certification of Chief Executive Officer.						X
31.2	Certification of Chief Financial Officer.						X
32.1	Section 1350 Certification of Chief Executive Officer.						X
32.2	Section 1350 Certification of Chief Financial Officer.						X
101.INS	XBRL Instance Document						X
101.SCH	XBRL Taxonomy Schema Document						X
101.CAL	XBRL Taxonomy Calculation Linkbase Document						X
101.DEF	XBRL Taxonomy Definition Linkbase Document						X
101.LAB	XBRL Taxonomy Label Linkbase Document						X
101.PRE	XBRL Taxonomy Presentation Linkbase Document						X