Form 10-Q
period 2013-09-30
Live Nation Entertainment, Inc.
filed 2013-11-05
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
Form 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013,
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On October 31, 2013, there were 199,291,639 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 2,214,424 shares of unvested restricted stock awards and excluding 408,024 shares held in treasury.

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
Trust Note
A note issued as part of a prior acquisition to the family trust of a former executive, of which the former executive is a co-Trustee. This note had been issued in exchange for shares of Ticketmaster’s series A convertible redeemable preferred stock held by this trust.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2013	December 31, 2012
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$1,302,578	$1,001,055
Accounts receivable, less allowance of $17,240 and $19,794, respectively	578,426	415,790
Prepaid expenses	435,769	359,936
Other current assets	47,777	36,031
Total current assets	2,364,550	1,812,812
Property, plant and equipment
Land, buildings and improvements	812,685	852,175
Computer equipment and capitalized software	386,825	338,919
Furniture and other equipment	205,267	200,743
Construction in progress	59,305	56,822
	1,464,082	1,448,659
Less accumulated depreciation	767,079	726,873
	697,003	721,786
Intangible assets
Definite-lived intangible assets, net	644,410	724,463
Indefinite-lived intangible assets	376,440	377,463
Goodwill	1,397,471	1,357,827
Investments in nonconsolidated affiliates	40,128	46,160
Other long-term assets	255,558	250,295
Total assets	$5,775,560	$5,290,806
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$659,803	$557,953
Accounts payable	113,385	102,718
Accrued expenses	784,761	626,723
Deferred revenue	395,763	402,002
Current portion of long-term debt	263,689	62,050
Other current liabilities	16,350	16,726
Total current liabilities	2,233,751	1,768,172
Long-term debt, net	1,540,763	1,677,955
Long-term deferred income taxes	189,496	199,596
Other long-term liabilities	92,288	94,409
Commitments and contingent liabilities
Redeemable noncontrolling interests	66,680	42,100
Stockholders’ equity
Common stock	1,973	1,877
Additional paid-in capital	2,375,613	2,272,882
Accumulated deficit	(869,753)	(908,418)
Cost of shares held in treasury	(6,865)	—
Accumulated other comprehensive loss	(11,261)	(10,923)
Total Live Nation Entertainment, Inc. stockholders’ equity	1,489,707	1,355,418
Noncontrolling interests	162,875	153,156
Total equity	1,652,582	1,508,574
Total liabilities and equity	$5,775,560	$5,290,806

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands except share and per share data)
Revenue	$2,262,236	$1,963,146	$4,865,447	$4,381,820
Operating expenses:
Direct operating expenses	1,698,731	1,457,423	3,485,583	3,103,006
Selling, general and administrative expenses	325,005	283,846	900,246	832,924
Depreciation and amortization	92,729	84,684	257,582	258,656
Gain on disposal of operating assets	(9,060)	(60)	(42,856)	(255)
Corporate expenses	26,442	30,842	68,909	81,474
Acquisition transaction expenses	2,352	1,896	5,329	1,335
Operating income	126,037	104,515	190,654	104,680
Interest expense	29,393	35,535	87,585	94,733
Loss (gain) on extinguishment of debt	36,269	(460)	36,269	(460)
Interest income	(1,547)	(994)	(4,205)	(2,825)
Equity in losses (earnings) of nonconsolidated affiliates	2,363	(3,117)	(2,848)	(8,799)
Other expense (income), net	(5,269)	(6,575)	2,237	(2,933)
Income before income taxes	64,828	80,126	71,616	24,964
Income tax expense	14,410	11,950	26,370	21,456
Net income	50,418	68,176	45,246	3,508
Net income attributable to noncontrolling interests	6,644	10,228	6,581	7,018
Net income (loss) attributable to common stockholders of Live Nation Entertainment, Inc.	$43,774	$57,948	$38,665	$(3,510)

Basic and diluted net income (loss) per common share attributable to common stockholders of Live Nation Entertainment, Inc.	$0.22	$0.31	$0.20	$(0.02)
Weighted average common shares outstanding:
Basic	196,396,704	187,153,788	192,792,286	186,857,527
Diluted	202,109,783	189,754,343	197,266,289	186,857,527

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Net income	$50,418	$68,176	$45,246	$3,508
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on cash flow hedges	(22)	(68)	3	(156)
Realized loss on cash flow hedges	19	—	476	—
Change in funded status of defined benefit pension plan	—	(202)	—	(202)
Foreign currency translation adjustments	40,701	29,161	(817)	20,296
Comprehensive income	91,116	97,067	44,908	23,446
Comprehensive income attributable to noncontrolling interests	6,644	10,228	6,581	7,018
Comprehensive income attributable to common stockholders of Live Nation Entertainment, Inc.	$84,472	$86,839	$38,327	$16,428

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$45,246	$3,508
Reconciling items:
Depreciation	90,443	90,789
Amortization	167,139	167,867
Deferred income tax benefit	(8,230)	(11,183)
Amortization of debt issuance costs and discount/premium, net	15,409	11,415
Loss (gain) on extinguishment of debt	36,269	(460)
Non-cash compensation expense	23,224	27,595
Gain on disposal of operating assets	(42,856)	(255)
Equity in earnings of nonconsolidated affiliates	(2,848)	(8,799)
Other, net	576	(364)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(129,361)	(186,313)
Increase in prepaid expenses	(50,432)	(159,473)
Increase in other assets	(94,512)	(37,712)
Increase in accounts payable, accrued expenses and other liabilities	260,254	138,270
Increase (decrease) in deferred revenue	(45,783)	54,154
Net cash provided by operating activities	264,538	89,039
CASH FLOWS FROM INVESTING ACTIVITIES
Distributions from nonconsolidated affiliates	13,104	6,744
Investments made in nonconsolidated affiliates	(7,505)	(3,212)
Purchases of property, plant and equipment	(103,577)	(92,372)
Proceeds from disposal of operating assets, net of cash divested	83,086	7,788
Cash paid for acquisitions, net of cash acquired	(26,418)	(71,256)
Purchases of intangible assets	(17)	(14,553)
Other, net	(1,163)	(943)
Net cash used in investing activities	(42,490)	(167,804)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	870,324	481,286
Payments on long-term debt	(854,277)	(457,487)
Contributions from noncontrolling interests	267	130
Distributions to noncontrolling interests	(12,382)	(9,202)
Purchases and sales of noncontrolling interests, net	(75)	(259)
Proceeds from exercise of stock options	80,593	926
Payments for deferred and contingent consideration	(750)	(10,585)
Net cash provided by financing activities	83,700	4,809
Effect of exchange rate changes on cash and cash equivalents	(4,225)	13,374
Net increase (decrease) in cash and cash equivalents	301,523	(60,582)
Cash and cash equivalents at beginning of period	1,001,055	844,253
Cash and cash equivalents at end of period	$1,302,578	$783,671

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
Cash and Cash Equivalents
Included in the September 30, 2013 and December 31, 2012 cash and cash equivalents balance is $509.5 million and $441.6 million, respectively, of client cash which represents the face value of tickets sold on behalf of clients and the clients’ share of convenience and order processing charges.
Acquisitions
During the first nine months of 2013, the Company completed its acquisition of a controlling interest in a festival promoter and certain other smaller acquisitions. These acquisitions were accounted for as business combinations under the acquisition method of accounting and were not significant on an individual basis or in the aggregate.
Recently Adopted Pronouncements
In February 2013, the FASB issued guidance which requires companies to disclose additional information about reclassifications out of AOCI, including changes in AOCI balances by component and significant items reclassified out of AOCI. The new disclosure requirements are applied prospectively and are effective for interim and annual periods beginning after December 15, 2012. The Company adopted this guidance on January 1, 2013.
In July 2013, the FASB issued guidance that requires a liability related to an unrecognized tax benefit to be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if certain criteria are met. The guidance is effective for interim and annual periods beginning after December 15, 2013 and are applied prospectively to unrecognized tax benefits that exist at the effective date. Early adoption and retrospective application of the new guidance are permitted. This guidance is consistent with the Company’s present practice and will not have a material impact on its financial position.
NOTE 2—LONG-LIVED ASSETS
Property, Plant and Equipment
In the fourth quarter of 2012, an amphitheater in New York that is operated by the Company sustained substantial damage during Hurricane Sandy. During 2013, the Company received insurance recoveries and recorded a gain of $2.0 million and $14.6 million for the three and nine months ended September 30, 2013, respectively, as a component of gain on disposal of operating assets in the Concerts segment representing the proceeds received in excess of the carrying value of the assets.

Definite-lived Intangible Assets
The Company has definite-lived intangible assets which are amortized over the shorter of either the lives of the respective agreements or the period of time the assets are expected to contribute to the Company’s future cash flows. The amortization is recognized on either a straight-line or expected cash flows basis.
The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the nine months ended September 30, 2013:

	Revenue- generating contracts	Client / vendor relationships	Non-compete agreements	Venue management and leaseholds	Technology	Trademarks and naming rights	Other	Total
	(in thousands)
Balance as of December 31, 2012:
Gross carrying amount	$515,071	$261,655	$168,418	$118,259	$101,424	$18,423	$6,452	$1,189,702
Accumulated amortization	(197,549)	(39,807)	(111,369)	(51,891)	(53,295)	(6,678)	(4,650)	(465,239)
Net	317,522	221,848	57,049	66,368	48,129	11,745	1,802	724,463
Gross carrying amount:
Acquisitions—current year	22,573	4,820	—	—	2,806	21,200	—	51,399
Acquisitions— prior year	(1,028)	(2,833)	—	—	—	—	—	(3,861)
Dispositions	—	(1,354)	—	—	—	—	—	(1,354)
Foreign exchange	(43)	(4,805)	33	(251)	453	125	(34)	(4,522)
Other (1)	(15,419)	(1,771)	(18,157)	(25,000)	—	405	(3,031)	(62,973)
Net change	6,083	(5,943)	(18,124)	(25,251)	3,259	21,730	(3,065)	(21,311)
Accumulated amortization:
Amortization	(36,018)	(34,088)	(16,745)	(16,310)	(17,687)	(3,247)	(356)	(124,451)
Dispositions	—	61	—	—	—	—	—	61
Foreign exchange	260	776	(30)	165	(355)	(103)	31	744
Other (1)	15,419	1,771	18,908	25,000	—	775	3,031	64,904
Net change	(20,339)	(31,480)	2,133	8,855	(18,042)	(2,575)	2,706	(58,742)
Balance as of September 30, 2013:
Gross carrying amount	521,154	255,712	150,294	93,008	104,683	40,153	3,387	1,168,391
Accumulated amortization	(217,888)	(71,287)	(109,236)	(43,036)	(71,337)	(9,253)	(1,944)	(523,981)
Net	$303,266	$184,425	$41,058	$49,972	$33,346	$30,900	$1,443	$644,410

_________

(1)	Other includes a reclassification from indefinite-lived intangible assets due to a change in the asset’s estimated useful life and netdowns of fully amortized or impaired assets.
Included in the current year acquisitions amount above of $51.4 million are trademarks and naming rights and revenue-generating contracts primarily associated with the May 2013 acquisition of a controlling interest in a festival promoter.

The 2013 additions to definite-lived intangible assets from acquisitions have weighted-average lives as follows:

Weighted- Average Life (years)

Revenue-generating contracts	7
Client/vendor relationships	8
Technology	3
Trademarks and naming rights	10
All categories	8
The Company tests for possible impairment of definite-lived intangible assets whenever events or circumstances change, such as a significant reduction in operating cash flow or a change in the manner in which the asset is intended to be used, which may indicate that the carrying amount of the asset may not be recoverable. During the nine months ended September 30, 2012, the Company reviewed the carrying value of certain definite-lived intangible assets that management determined had an indicator that future operating cash flows may not support their carrying value, and it was determined that those assets were impaired since the estimated undiscounted operating cash flows associated with those assets were less than their carrying value. For the nine months ended September 30, 2012, the Company recorded impairment charges related to definite-lived intangible assets of $13.8 million as a component of depreciation and amortization. The impairment charges primarily related to intangible assets for revenue-generating contracts and client/vendor relationships in the Concerts segment. See Note 5—Fair Value Measurements for further discussion of the inputs used to determine the fair value. There were no significant impairment charges recorded during the nine months ended September 30, 2013.
Amortization of definite-lived intangible assets for the three months ended September 30, 2013 and 2012 was $42.9 million and $40.8 million, respectively, and for the nine months ended September 30, 2013 and 2012 was $124.5 million and $136.4 million, respectively. The decrease in amortization for the nine months ended September 30, 2013 is primarily driven by the impairment charge recorded in the first nine months of 2012 discussed above. In addition, the Company recorded impairment charges related to client/vendor relationship intangible assets in the Artist Nation segment in December 2012 which have contributed to the decrease in amortization. For the three and nine months ended September 30, 2013, the Company recorded $3.8 million and $9.0 million, respectively, for acceleration of amortization primarily related to changes in estimates of certain venue management and leasehold intangible assets in the Concerts segment due to the reduction in the lease term of a music theater.
Amortization related to nonrecoupable ticketing contract advances for the three months ended September 30, 2013 and 2012 was $18.8 million and $12.8 million, respectively, and for the nine months ended September 30, 2013 and 2012 was $42.7 million and $31.5 million, respectively.
As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization may vary. Therefore, the expense to date is not necessarily indicative of the expense expected for the full year.

Goodwill
The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the nine months ended September 30, 2013:

	Concerts	Ticketing	Artist Nation	Sponsorship & Advertising	Other	Total
	(in thousands)
Balance as of December 31, 2012:
Goodwill	$468,891	$637,642	$266,820	$254,376	$13,037	$1,640,766
Accumulated impairment losses	(269,902)	—	—	—	(13,037)	(282,939)
Net	198,989	637,642	266,820	254,376	—	1,357,827

Acquisitions—current year	28,356	—	—	8,993	—	37,349
Acquisitions—prior year	(2,811)	—	9,328	—	—	6,517
Dispositions	(3,691)	—	(251)	—	—	(3,942)
Foreign exchange	(3,031)	1,613	(122)	1,260	—	(280)

Balance as of September 30, 2013:
Goodwill	487,714	639,255	275,775	264,629	13,037	1,680,410
Accumulated impairment losses	(269,902)	—	—	—	(13,037)	(282,939)
Net	$217,812	$639,255	$275,775	$264,629	$—	$1,397,471
Included in the current year acquisitions amount above of $37.3 million is goodwill primarily associated with the May 2013 acquisition of a controlling interest in a festival promoter.
The Company is in the process of finalizing its acquisition accounting for recent acquisitions which could result in a change to the associated purchase price allocations, including goodwill and its allocation between segments.
Long-lived Asset Disposals
In May 2013, the Company completed the sale of a theatrical theater in New York. During the third quarter of 2013, a contingent liability related to the sale was resolved resulting in an additional $7.0 million of gain on disposal of operating assets. In January 2012, the Company completed the sale of an amphitheater in Ohio.
The table below summarizes the asset and liability values at the time of sale for significant disposals and the resulting gain or loss recorded.

Divested Asset	Segment	Gain on Disposal of Operating Assets	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
	(in thousands)
2013 Divestiture
New York theatrical theater	Concerts	$(28,880)	$—	$35,785	$—	$3,636
2012 Divestiture
Ohio amphitheater	Concerts	$(444)	$—	$5,400	$444	$—

Certain agreements relating to disposals of businesses provide for future contingent consideration to be paid to the Company based on the financial performance of the businesses sold. The Company will record additional amounts related to such contingent consideration, with a corresponding adjustment to gain on disposal of operating assets, if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent considerations, if all existing performance targets are met, would not significantly impact the results of operations of the Company. The last contingency period for which the Company has outstanding contingent consideration is for the period ending December 2013.

NOTE 3—LONG-TERM DEBT
In August 2013, the Company issued an additional $200 million of notes under the indenture governing its existing 7% senior notes due 2020 with a $9.0 million premium and amended its senior secured credit facility to provide for (i) a new $115 million term loan A facility, (ii) a new $950 million term loan B facility and (iii) a new $335 million revolving credit facility. The amendment to the senior secured credit facility provided the existing term loan A and term loan B lenders with an option to convert their outstanding principal amounts into the new term loans. Excluding the outstanding principal amounts for lenders who elected to convert their outstanding term loans, proceeds of $802.2 million from issuance of these borrowings were used to repay $472.5 million principal amount of the Company’s outstanding borrowings under the existing senior secured credit facility, to repay the entire $250 million principal amount of the Company’s outstanding 8.125% senior notes due 2018 and to pay the related ‘make-whole’ premium on these senior notes and total accrued interest and fees of $35.3 million along with related fees and expenses for the refinancing of $22.0 million, leaving $22.4 million in additional cash for general corporate purposes. The Company recorded $36.3 million as a loss on extinguishment of debt related to this refinancing.
Long-term debt, which includes capital leases, at September 30, 2013 and December 31, 2012, consisted of the following:

	September 30, 2013	December 31, 2012
	(in thousands)
Senior Secured Credit Facility:
Term loan A, net of unamortized discount of $2.2 million and $0.9 million
at September 30, 2013 and December 31, 2012, respectively	$112,828	$76,556
Term loan B, net of unamortized discount of $15.0 million and
$14.1 million at September 30, 2013 and December 31, 2012, respectively	934,980	863,370
Revolving credit facility	—	—
7% Senior Notes due 2020, plus unamortized premium of $8.9 million
at September 30, 2013	433,893	225,000
2.875% Convertible Senior Notes due 2027, net of unamortized discount of
$11.0 million and $20.6 million at September 30, 2013 and December 31, 2012, respectively	209,047	199,419
8.125% Senior Notes due 2018	—	250,000
Other long-term debt	113,704	125,660
	1,804,452	1,740,005
Less: current portion	263,689	62,050

Total long-term debt, net	$1,540,763	$1,677,955
Future maturities of long-term debt at September 30, 2013 are as follow:

(in thousands)
2013	$33,272
2014	253,107
2015	46,153
2016	48,470
2017	47,312
Thereafter	1,395,390
Total	1,823,704
Debt discount	(28,145)
Debt premium	8,893
Total, including premium and discount	$1,804,452

The Company’s 2.875% convertible senior notes due 2027 have been classified as current since the holders may require the Company to purchase for cash all or a portion of their notes in July 2014. If the notes are not redeemed during that period, the next redemption date is July 2017.
Senior Secured Credit Facility
In August 2013, the Company amended its senior secured credit facility and now has (i) a $115 million term loan A facility with a maturity of five years, (ii) a $950 million term loan B facility with a maturity of seven years and (iii) a $335 million revolving credit facility with a maturity of five years. In addition, subject to certain conditions, the Company has the right to increase such facilities by at least $450 million or a greater amount so long as the senior secured leverage ratio calculated on a pro-forma basis (as defined in the credit agreement) is no greater than 3.25x. The revolving credit facility provides for borrowings up to the amount of the facility with sublimits of up to (i) $150 million for the issuance of letters of credit, (ii) $50 million for swingline loans, (iii) $150 million for letters of credit in Euros or British Pounds and (iv) $50 million for letters of credit in one or more other approved currencies. The amended senior secured credit facility is secured by a first priority lien on substantially all of the tangible and intangible personal property of the Company and the domestic subsidiaries that are guarantors, and by a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of the Company’s direct and indirect domestic subsidiaries and 65% of each class of capital stock of any first-tier foreign subsidiaries.
The interest rates per annum applicable to revolving credit facility loans and the term loan A under the amended senior secured credit facility are, at the Company’s option, equal to either LIBOR plus 2.25% or a base rate plus 1.25%, subject to stepdowns based on the Company’s net leverage ratio. The interest rates per annum applicable to the term loan B are, at the Company’s option, equal to either LIBOR plus 2.75% or a base rate plus 1.75%, subject to a LIBOR floor of 0.75% and a base rate floor of 1.75%. The Company is required to pay a commitment fee of 0.5% per year on the undrawn portion available under the revolving credit facility, subject to stepdowns based on the Company’s net leverage ratio, and variable fees on outstanding letters of credit.
For the term loan A, the Company is required to make quarterly payments ranging from $1.4 million to $13.8 million with the balance due at maturity in August 2018. For the term loan B, the Company is required to make quarterly payments of $2.4 million with the balance due at maturity in August 2020. The Company is also required to make mandatory prepayments of the loans under the credit agreement, subject to specified exceptions, from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events.
Based on the Company’s outstanding letters of credit of $68.3 million, $266.7 million was available for future borrowings under the revolving credit facility at September 30, 2013.
7% Senior Notes
In August 2013, the Company issued an additional $200 million principal amount of its existing 7% senior notes due 2020 with a $9.0 million premium, which increased the total principal amount of such notes outstanding to $425 million. Interest on the notes is payable semi-annually in cash in arrears on March 1 and September 1 of each year and the notes will mature on September 1, 2020. The Company may redeem some or all of the notes at any time prior to September 1, 2016 at a price equal to 100% of the aggregate principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium using a discount rate equal to the treasury rate plus 50 basis points. The Company may also redeem up to 35% of the notes from the proceeds of certain equity offerings prior to September 1, 2015, at a price equal to 107% of the principal amount, plus any accrued and unpaid interest. In addition, on or after September 1, 2016, the Company may redeem at its option some or all of the notes at redemption prices that start at 103.5% of their principal amount, plus any accrued and unpaid interest to the date of redemption. The Company must make an offer to redeem the notes at 101% of the aggregate principal amount, plus any accrued and unpaid interest to the repurchase date, if it experiences certain defined changes of control.

Debt Covenants
The Company’s amended senior secured credit facility contains a number of covenants and restrictions that, among other things, require the Company to satisfy certain financial covenants and restrict the Company’s and its subsidiaries’ ability to incur additional debt, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate, and pay dividends and make distributions (with the exception of subsidiary dividends or distributions to the parent company or other subsidiaries on at least a pro-rata basis with any noncontrolling interest partners). Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the credit facility becoming immediately due and payable. The amended senior secured credit facility agreement has a covenant, measured quarterly, that requires the Company to maintain a maximum ratio of consolidated total funded debt to consolidated EBITDA (both as defined in the credit agreement) of 5.25x over the trailing four consecutive quarters through September 30, 2014. The consolidated total leverage ratio will reduce to 5.0x on December 31, 2014, 4.75x on December 31, 2015 and 4.50x on December 31, 2016.
The indenture governing the 7% senior notes contains covenants that limit, among other things, the Company’s ability and the ability of its restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make certain distributions, investments and other restricted payments, sell certain assets, agree to any restrictions on the ability of restricted subsidiaries to make payments to the Company, merge, consolidate or sell all of the Company’s assets, create certain liens, and engage in transactions with affiliates on terms that are not arms-length. Certain covenants, including those pertaining to incurrence of indebtedness, restricted payments, asset sales, mergers and transactions with affiliates will be suspended during any period in which the notes are rated investment grade by both rating agencies and no default or event of default under the indenture has occurred and is continuing. The 7% senior notes contain two incurrence-based financial covenants, as defined, requiring a minimum fixed charge coverage ratio of 2.0x and a maximum secured indebtedness leverage ratio of 3.25x.
As of September 30, 2013, the Company believes it was in compliance with all of its debt covenants. The Company expects to remain in compliance with all of these covenants throughout 2013.
NOTE 4—DERIVATIVE INSTRUMENTS
The Company primarily uses forward currency contracts and options to reduce its exposure to foreign currency risk associated with short-term artist fee commitments. The Company may also enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At September 30, 2013 and December 31, 2012, the Company had forward currency contracts and options outstanding with notional amounts of $48.6 million and $100.0 million, respectively. These instruments have not been designated as hedging instruments and any change in fair value is reported in earnings during the period of the change. The Company’s foreign currency derivative activity, including the related fair values, are not material to any period presented.
Additionally, the Company has entered into certain interest rate swaps and cap agreements to limit its exposure to variable interest rates, related to portions of the Company’s outstanding debt, some of which have been designated as cash flow hedges. At September 30, 2013, the Company had interest rate swaps outstanding with notional amounts of $48.5 million. At December 31, 2012, the Company had interest rate swaps and cap agreements outstanding with notional amounts of $133.8 million. The Company’s interest rate swaps and cap activity, including the related fair values, are not material to any period presented. As of September 30, 2013 and December 31, 2012, there was no ineffective portion or amount excluded from effectiveness testing for derivatives designated as cash flow hedging instruments.
The Company’s 2.875% convertible senior notes include certain provisions which are bifurcated from the notes and accounted for as derivative instruments. As of September 30, 2013 and December 31, 2012, the fair value of these provisions were considered to be de minimis.
The Company does not enter into derivative instruments for speculative or trading purposes and does not anticipate any significant recognition of derivative activity through the income statement in the future related to the instruments currently held. See Note 5—Fair Value Measurements for further discussion and disclosure of the fair values for the Company’s derivative instruments.

NOTE 5—FAIR VALUE MEASUREMENTS
The Company currently has various financial instruments carried at fair value, such as marketable securities and derivatives, and contingent consideration, but does not currently have nonfinancial assets and nonfinancial liabilities that are required to be measured at fair value on a recurring basis. The Company’s financial assets and liabilities are measured using inputs from all levels of the fair value hierarchy as defined in the FASB guidance for fair values. For this categorization, only inputs that are significant to the fair value are considered. The three levels are defined as follows:
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
In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis, which are classified on the balance sheets as cash and cash equivalents, other current assets, other long-term assets, other current liabilities and other long-term liabilities:

	Fair Value Measurements at September 30, 2013				Fair Value Measurements at December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
		(in thousands)				(in thousands)
Assets:
Cash equivalents	$76,606	$—	$—	$76,606	$61,996	$—	$—	$61,996
Forward currency contracts	—	251	—	251	—	81	—	81
Stock options	—	—	19	19	—	—	204	204
Total	$76,606	$251	$19	$76,876	$61,996	$81	$204	$62,281
Liabilities:
Interest rate swaps	$—	$1,823	$—	$1,823	$—	$2,811	$—	$2,811
Forward currency contracts	—	439	—	439	—	625	—	625
Put option	—	—	555	555	—	—	—	—
Contingent consideration	—	—	7,384	7,384	—	—	6,718	6,718
Total	$—	$2,262	$7,939	$10,201	$—	$3,436	$6,718	$10,154
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
The Company has stock options in a publicly-traded company which are measured at fair value using Level 3 inputs. The stock options were received as consideration in connection with a licensing agreement entered into by a subsidiary of the Company and became fully-vested in the second quarter of 2011. The Company has recorded an asset for these options which is valued using the Black-Scholes option pricing model. The Company recorded revenue based on the valuation of the options as of the measurement date, which was the vesting date. The changes in the valuation after the measurement date are recorded in other expense (income), net.
A third-party has a put option to sell its noncontrolling interest to the Company in the second quarter of 2014 that was entered into as a separate transaction and therefore is carried at fair value using Level 3 inputs. The Company has recorded a current liability for this put option which is valued using the Black-Scholes option pricing model. Changes in the fair value are recorded in acquisition transaction expenses.
During the first nine months of 2012, the Company recorded impairment charges related to definite-lived intangible assets of $13.8 million, as a component of depreciation and amortization. The impairment charges primarily related to intangible assets for revenue-generating contracts and client/vendor relationships in the Concerts segment. It was determined that these assets were impaired since the estimated undiscounted cash flows associated with these assets were less than their carrying value. These cash flows were calculated using operating cash flows which were discounted to approximate fair value. The operating cash flows for these non-recurring fair value measurements are considered Level 3 inputs. There were no significant impairments related to definite-lived intangible assets recorded for the nine months ended September 30, 2013.
Due to their short maturity, the carrying amounts of accounts receivable, accounts payable and accrued expenses approximated their fair values at September 30, 2013 and December 31, 2012.
The Company’s outstanding debt held by third-party financial institutions is carried at cost, adjusted for premiums or discounts. The Company’s debt is not publicly-traded and the carrying amounts typically approximate fair value for the Company’s debt that accrues interest at a variable rate, which are considered to be Level 2 inputs. The estimated fair values of the 7% senior notes and the 2.875% convertible senior notes were $443.1 million and $225.2 million, respectively, at September 30, 2013. The estimated fair values of the 7% senior notes, the 8.125% senior notes and the 2.875% convertible senior notes were $236.3 million, $273.4 million and $219.4 million, respectively, at December 31, 2012. The estimated fair value of the Company’s third-party fixed-rate debt is based on quoted market prices in active markets for the same or similar debt, which are considered to be Level 2 inputs. The Company has fixed rate debt held by noncontrolling interest partners with a face value of $24.8 million and $24.5 million at September 30, 2013 and December 31, 2012, respectively. The Company is unable to determine the fair value of this debt.
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
The Company also has certain contingent obligations related to acquisitions made after the adoption in January 2009 of the FASB guidance for business combinations. In accordance with the current guidance, contingent consideration associated with business combinations must be recorded at its fair value at the time of the acquisition and reflected at current fair value for each subsequent reporting period thereafter until settled. The Company records these fair value changes in its statements of operations as acquisition transaction expenses. The contingent consideration is generally subject to payout following the achievement of future performance targets and a portion is expected to be payable in the next twelve months. As of September 30, 2013, the Company has accrued $2.0 million in other current liabilities and $5.4 million in other long-term liabilities and, as of December 31, 2012, the Company had accrued $2.5 million in other current liabilities and $4.2 million in other long-term liabilities, representing the fair value of these estimated payments. The last contingency period for which the Company has an outstanding contingent payment is for the period ending December 2017. See Note 5—Fair Value Measurements for further discussion related to the valuation of these contingent payments.
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
As of September 30, 2013, the Company has accrued $35.4 million, its best estimate of the probable costs associated with the settlement referred to above. This liability includes an estimated redemption rate. Any difference between the Company’s estimated redemption rate and the actual redemption rate it experiences will impact the final settlement amount; however, the Company does not expect this difference to be material.
Canadian Consumer Class Action Litigation Relating to TicketsNow
In February 2009, four putative consumer class action complaints were filed in various provinces of Canada against TicketsNow, Ticketmaster, Ticketmaster Canada Ltd. and Premium Inventory, Inc. All of the cases allege essentially the same set of facts and causes of action. Each plaintiff purports to represent a class consisting of all persons who purchased a ticket from Ticketmaster, Ticketmaster Canada Ltd. or TicketsNow from February 2007 to present and alleges that Ticketmaster conspired to divert a large number of tickets for resale through the TicketsNow website at prices higher than face value. The plaintiffs characterize these actions as being in violation of Ontario’s Ticket Speculation Act, the Amusement Act of Manitoba, the Amusement Act of Alberta or the Quebec Consumer Protection Act. The Ontario case contains the additional allegation that Ticketmaster’s service fees violate anti-scalping laws. Each lawsuit seeks compensatory and punitive damages on behalf of the class.
In February 2012, the parties entered into a settlement agreement that resolved all of the resale market claims. The court approval process for the settlement has been completed, with final approvals given in all provinces. The settlement was paid in January 2013, the full amount of which was funded by an escrow established in connection with Ticketmaster’s 2008 acquisition of TicketsNow.
While it is reasonably possible that a loss related to the primary market claims of this matter could be incurred by the Company in a future period, the Company does not believe that a loss is probable of occurring at this time. Considerable uncertainty remains regarding the validity of the claims and damages asserted against the Company. As a result, the Company is currently unable to estimate the possible loss or range of loss for the primary market claims of this matter. The Company intends to continue to vigorously defend the remaining primary market claim in the Ontario case.

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
NOTE 7—CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS
Transactions Involving Directors
The following table sets forth revenue earned and expenses incurred from the transactions noted below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Director related-party revenue	$—	$3,189	$2,475	$11,359
Director related-party expenses	$1,030	$4,250	$4,556	$13,853
Relationship with Clear Channel
For purposes of governing certain of the ongoing relationships between Clear Channel and Live Nation at and after the Separation, Clear Channel and Live Nation entered into a tax matters agreement, among other agreements.
The Company has a non-employee director who was also a director and executive officer of Clear Channel until July 2013. This director receives directors’ fees, stock options and restricted stock awards on the same basis as other non-employee members of the Company’s board of directors. From time to time, the Company purchases advertising from Clear Channel and its subsidiaries in the ordinary course of business on an arms-length basis. The Company also has various lease and licensing agreements with Clear Channel for office space. These transactions are included in the table above through July 2013.
Transactions with MSG
The Company had a non-employee director until February 2013 who is also a director and executive officer of MSG and Cablevision Systems Corporation. This director received directors’ fees, stock options and restricted stock awards on the same basis as other non-employee members of the Company’s board of directors. From time to time, the Company promotes events at venues owned and/or operated by MSG and pays rental fees and co-promote fees to MSG and its subsidiaries. In addition, the Company provides ticketing services for venues and sports franchises owned and/or operated by MSG and pays royalty fees to MSG and its subsidiaries. The Company also receives transaction fees from MSG and its subsidiaries for tickets MSG sells using the Company’s ticketing software. Finally, the Company purchases advertising from Cablevision Systems Corporation and its subsidiaries from time to time. All of these transactions are entered into in the ordinary course of business on an arms-length basis and are included in the table above through February 2013.
Transactions Involving Executives
ATC Aviation, Inc. (“ATC”), which was owned by the Company’s former Executive Chairman and Chairman of its board of directors until his resignation on December 31, 2012, owned an aircraft. The Company was charged market rates for the use of the aircraft when used by the former executive or other executives on Company business, a portion of which was paid to ATC. These arrangements are no longer in effect following the executive’s departure from the Company. For the three and nine months ended September 30, 2012, the Company made payments totaling $0.1 million and $1.2 million, respectively.
As of September 30, 2012, the former executive noted above had a minority ownership interest in an entity that subleases office space from the Company. Rent charged by the Company totaled $0.2 million and $0.5 million, respectively, for the three and nine months ended September 30, 2012.

Trust Note
For the three and nine months ended September 30, 2012, the Company recorded $1.6 million and $4.8 million, respectively, of acquisition expenses related to the Trust Note as a component of corporate expenses. The Trust Note was paid in full in December 2012 in connection with the resignation of the executive affiliated with the trust that held the Trust Note.
Other Related Parties
The Company conducts certain transactions in the ordinary course of business with companies that are owned, in part or in total, by various members of management of the Company’s subsidiaries or companies over which it has significant influence. These transactions primarily relate to venue rentals, concession services, equipment rentals, ticketing, marketing and other services. As of September 30, 2013 and December 31, 2012, the Company has a receivable balance of $11.4 million and $12.2 million, respectively, from certain of these companies.
The following table sets forth expenses incurred and revenue earned from these companies for services rendered or provided in relation to these business ventures. None of these transactions were with directors or executive officers of the Company.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Other related-parties revenue	$3,538	$2,146	$5,688	$4,461
Other related-parties expenses	$8,721	$10,216	$15,735	$14,249
NOTE 8—INCOME TAXES
The Company calculates interim effective tax rates in accordance with the FASB guidance for income taxes and applies the estimated annual effective tax rate to year-to-date pretax income (loss) at the end of each interim period to compute a year-to-date tax expense (or benefit). This guidance requires departure from effective tax rate computations when losses incurred within tax jurisdictions cannot be carried back and future profits associated with operations in those tax jurisdictions cannot be assured beyond any reasonable doubt. Accordingly, the Company has calculated and applied an expected annual effective tax rate of approximately 20% for 2013 (as compared to 19% in the prior year), excluding significant, unusual or extraordinary items, for ordinary income associated with operations for which the Company currently expects to have annual taxable income, which are principally outside of the United States. The Company has not recorded tax benefits associated with losses from operations for which future taxable income cannot be reasonably assured. As required by this guidance, the Company also includes tax effects of significant, unusual or extraordinary items in income tax expense in the interim period in which they occur.
Net income tax expense is $26.4 million for the nine months ended September 30, 2013. The components of tax expense that contributed to the net income tax expense for the nine months ended September 30, 2013 primarily consist of income tax expense of $24.4 million based on the expected annual rate pertaining to ordinary income for the nine month period and state and local taxes of $2.3 million.
Historically, the Company has reinvested all foreign earnings in its continuing foreign operations. The Company currently believes all undistributed foreign earnings that are not currently subject to United States federal income tax will be indefinitely reinvested in its foreign operations.
The tax years 2005 through 2012 remain open to examination by the major tax jurisdictions to which the Company is subject.

NOTE 9—EQUITY
The following table shows the reconciliation of the carrying amount of stockholders’ equity attributable to Live Nation Entertainment, Inc., equity attributable to noncontrolling interests, total equity and also redeemable noncontrolling interests:

	Live Nation Entertainment, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands)			(in thousands)
Balances at December 31, 2012	$1,355,418	$153,156	$1,508,574	$42,100
Non-cash and stock-based compensation	23,224	—	23,224	—
Common stock issued under stock plans, net of shares withheld for employee taxes	(6,580)	—	(6,580)	—
Exercise of stock options and warrants	87,458	—	87,458	—
Purchase of common stock	(6,865)	—	(6,865)	—
Acquisitions	—	9,941	9,941	29,742
Acquisitions of noncontrolling interests	(851)	767	(84)	—
Sales of noncontrolling interests	—	(399)	(399)	—
Redeemable noncontrolling interests fair value adjustments	(424)	—	(424)	424
Noncontrolling interests contributions	—	267	267	—
Cash distributions	—	(12,312)	(12,312)	(70)
Other	—	(648)	(648)	6
Comprehensive income (loss):
Net income (loss)	38,665	12,103	50,768	(5,522)
Unrealized gain on cash flow hedges	3	—	3	—
Realized loss on cash flow hedges	476	—	476	—
Foreign currency translation adjustments	(817)	—	(817)	—
Balances at September 30, 2013	$1,489,707	$162,875	$1,652,582	$66,680
Common Stock
During the first nine months of 2013, the Company issued 9.7 million shares of common stock primarily in connection with stock option exercises.
The above shares include 0.5 million shares of common stock that were issued in connection with the exercise of warrants to purchase the Company’s common stock. The transactions were cashless net exercises resulting in the Company repurchasing 0.4 million of the shares issued which have been recorded in treasury stock at a value of $6.9 million.
Noncontrolling Interests
Common securities held by the noncontrolling interests that do not include put arrangements exercisable outside of the control of the Company are recorded in equity, separate from the Company’s stockholders’ equity.
The purchase or sale of additional ownership in an already controlled subsidiary is recorded as an equity transaction with no gain or loss recognized in consolidated net income or comprehensive income. There were no significant acquisitions or sales of noncontrolling interests during the first nine months of 2013 or 2012.
Redeemable Noncontrolling Interests
The Company is subject to put arrangements arising from business combinations where the holders of the noncontrolling interests can require the Company to repurchase their shares at specified dates in the future or within specified periods in the future. Certain of these puts can be exercised earlier upon the occurrence of triggering events as specified in the agreements. The exercise dates for these puts range from December 2013 to December 2018. The redemption amounts for these puts are either at a fixed amount, at fair value at the time of exercise or a variable amount based on a formula linked to earnings. In accordance with the FASB guidance for business combinations, the redeemable noncontrolling interests are recorded at their fair value at acquisition date. As these put arrangements are not currently redeemable, for increases in the estimated redemption value, or reductions in the estimated redemption value to the extent increases had been recognized previously, the Company accretes changes in the redemption value over the period from the date of issuance to the earliest redemption date of the individual puts, with the offset recorded to additional paid-in capital. Accounting guidance prohibits the recognition of reductions in value below the initial issuance date value. Changes in estimated redemption values that are based on a formula linked to future earnings are computed using projected cash flows each reporting period which take into account the current expectations regarding profitability and the timing of revenue-generating events. For redemption amounts that are fixed dollar amounts, if the initial fair value is the redemption amount, there are no changes recorded until the puts are exercised or expire. The amounts for these put arrangements are reflected in the Company’s balance sheets as redeemable noncontrolling interests outside of permanent equity. The increase during the current year is principally related to puts associated with the 2013 acquisitions.
Accumulated Other Comprehensive Income (Loss)
The following table presents changes in the components of AOCI, net of taxes, for the nine months ended September 30, 2013:

	Gains and Losses On Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
	(in thousands)
Balance at December 31, 2012	$(595)	$(611)	$(9,717)	$(10,923)
Other comprehensive income (loss) before reclassifications	3	—	(817)	(814)
Amount reclassified from AOCI	476	—	—	476
Net other comprehensive income (loss)	479	—	(817)	(338)
Balance at September 30, 2013	$(116)	$(611)	$(10,534)	$(11,261)
The realized loss on cash flow hedges reclassified from AOCI consists of one interest rate swap agreement.
Earnings per Share
The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except for per share data)
Net income (loss) attributable to common stockholders of Live Nation Entertainment, Inc.—basic and diluted	$43,774	$57,948	$38,665	$(3,510)

Weighted average common shares—basic	196,397	187,154	192,792	186,858
Effect of dilutive securities:
Stock options, restricted stock and warrants	5,713	2,600	4,474	—
2.875% convertible senior notes	—	—	—	—
Weighted average common shares—diluted	202,110	189,754	197,266	186,858

Basic and diluted net income (loss) per common share	$0.22	$0.31	$0.20	$(0.02)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Options to purchase shares of common stock	3,703	16,890	6,386	22,213
Restricted stock awards and units—unvested	765	2,308	786	4,061
Warrants	—	500	—	500
Conversion shares related to 2.875% convertible senior notes	8,105	8,105	8,105	8,105
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	12,573	27,803	15,277	34,879
NOTE 10—STOCK-BASED COMPENSATION
The following is a summary of stock-based compensation expense recorded by the Company during the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Selling, general and administrative expenses	$4,915	$3,771	$11,166	$10,414
Corporate expenses	4,190	5,906	12,058	17,181
Total	$9,105	$9,677	$23,224	$27,595
As of September 30, 2013, there was $40.7 million of total unrecognized compensation cost related to stock-based compensation arrangements for stock options and restricted stock awards. This cost is expected to be recognized over a weighted-average period of 2.7 years.
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
Revenue and expenses earned and charged between segments are eliminated in consolidation. Corporate expenses and all line items below operating income are managed on a total company basis. The Company’s capital expenditures includes accruals but excludes expenditures funded by outside parties such as landlords or replacements funded by insurance companies.
The Company manages its working capital on a consolidated basis. Accordingly, segment assets are not reported to, or used by, the Company’s management to allocate resources to or assess performance of the segments, and therefore, total segment assets have not been presented.

The following table presents the results of operations for the Company’s reportable segments for the three and nine months ending September 30, 2013 and 2012:

	Concerts	Ticketing	Artist Nation	Sponsorship & Advertising	Other	Corporate	Eliminations	Consolidated
				(in thousands)
Three Months Ended September 30, 2013
Revenue	$1,726,986	$356,809	$111,060	$110,217	$793	$—	$(43,629)	$2,262,236
Direct operating expenses	1,487,856	166,509	69,231	15,112	3,109	—	(43,086)	1,698,731
Selling, general and administrative expenses	170,005	112,940	29,348	11,979	733	—	—	325,005
Depreciation and amortization	32,821	49,150	10,736	(56)	11	610	(543)	92,729
Loss (gain) on disposal of operating assets	(9,035)	(27)	2	—	—	—	—	(9,060)
Corporate expenses	—	—	—	—	—	26,442	—	26,442
Acquisition transaction expenses	745	221	(57)	—	—	1,443	—	2,352
Operating income (loss)	$44,594	$28,016	$1,800	$83,182	$(3,060)	$(28,495)	$—	$126,037
Intersegment revenue	$36,535	$861	$6,233	$—	$—	$—	$(43,629)	$—
Three Months Ended September 30, 2012
Revenue	$1,429,912	$345,980	$127,924	$95,805	$1,147	$—	$(37,622)	$1,963,146
Direct operating expenses	1,235,786	161,566	85,097	11,102	994	—	(37,122)	1,457,423
Selling, general and administrative expenses	146,528	104,098	22,146	10,760	314	—	—	283,846
Depreciation and amortization	27,508	43,315	13,203	320	49	789	(500)	84,684
Loss (gain) on disposal of operating assets	(8)	10	—	—	(62)	—	—	(60)
Corporate expenses	—	—	—	—	—	30,842	—	30,842
Acquisition transaction expenses	1,032	381	—	—	—	483	—	1,896
Operating income (loss)	$19,066	$36,610	$7,478	$73,623	$(148)	$(32,114)	$—	$104,515
Intersegment revenue	$33,510	$(521)	$4,633	$—	$—	$—	$(37,622)	$—
Nine Months Ended September 30, 2013
Revenue	$3,433,527	$1,019,771	$261,070	$221,604	$2,377	$—	$(72,902)	$4,865,447
Direct operating expenses	2,870,584	481,592	169,563	35,287	(62)	—	(71,381)	3,485,583
Selling, general and administrative expenses	466,840	326,799	71,862	32,626	2,119	—	—	900,246
Depreciation and amortization	96,591	128,648	30,906	682	196	2,080	(1,521)	257,582

Loss (gain) on disposal of operating assets	(43,497)	(47)	681	—	7	—	—	(42,856)
Corporate expenses	—	—	—	—	—	68,909	—	68,909
Acquisition transaction expenses	1,292	245	88	—	—	3,704	—	5,329
Operating income (loss)	$41,717	$82,534	$(12,030)	$153,009	$117	$(74,693)	$—	$190,654
Intersegment revenue	$63,502	$1,842	$7,558	$—	$—	$—	$(72,902)	$—
Capital expenditures	$16,708	$62,145	$483	$653	$—	$94	$—	$80,083
Nine Months Ended September 30, 2012
Revenue	$2,954,635	$1,001,463	$298,570	$193,211	$2,345	$—	$(68,404)	$4,381,820
Direct operating expenses	2,475,222	467,808	199,106	27,160	571	—	(66,861)	3,103,006
Selling, general and administrative expenses	423,213	312,099	67,540	28,741	1,331	—	—	832,924
Depreciation and amortization	100,004	121,284	36,271	341	72	2,227	(1,543)	258,656
Loss (gain) on disposal of operating assets	(477)	(145)	—	—	367	—	—	(255)
Corporate expenses	—	—	—	—	—	81,474	—	81,474
Acquisition transaction expenses	(373)	46	401	—	—	1,261	—	1,335
Operating income (loss)	$(42,954)	$100,371	$(4,748)	$136,969	$4	$(84,962)	$—	$104,680
Intersegment revenue	$58,548	$2,175	$7,681	$—	$—	$—	$(68,404)	$—
Capital expenditures	$17,385	$65,253	$476	$3,979	$3	$1,114	$—	$88,210

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
Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth below under Part II Item 1A.—Risk Factors, in Part I Item IA.—Risk Factors of our 2012 Annual Report on Form 10-K, as well as other factors described herein or in our annual, quarterly and other reports we file with the SEC (collectively, “cautionary statements”). Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. We do not intend to update these forward-looking statements, except as required by applicable law.
Executive Overview
In the third quarter of 2013, our revenue increased 15% compared to last year driven by an increase in our Concerts segment’s event activity as well as higher sales in our Sponsorship & Advertising segment. Our Ticketing segment revenue was also up for the third quarter driven by strong primary ticket sales in North America for concerts and sporting events as well as higher revenue from our resale business, even without the revenue associated with the 2012 Olympics. Our strategy remains focused on leveraging our leadership position in the live entertainment industry to reach fans through the live concert experience in order to sell more tickets and grow our sponsorship and advertising revenue, while continuing to optimize our cost structure. We believe that as the leading, global live event and ticketing company we are well-positioned to serve artists, teams, fans and venues.
Our Concerts segment delivered a 21% increase in revenue for the third quarter as compared to last year through increased event attendance and higher results due to acquisitions. Our attendance was up 27% globally driven by the higher amphitheater activity, more events in newer markets like Australia, as well as the growth in our festival and arena businesses in both North America and Europe. Our overall Concerts operating results increased for the quarter due to improved profitability from this higher activity across the portfolio. In addition, our Concerts operating results were impacted positively by $9.1 million in gains recognized on the disposal of operating assets. These gains include the resolution of a $7.0 million contingent liability related to the May 2013 sale of a theatrical theater in New York and a gain of $2.0 million in connection with additional insurance recovery for storm damage to an amphitheater in New York. We will continue to look for expansion opportunities, both domestically and internationally, as well as better ways to market our events in order to continue to expand our reach and sell more tickets.
Our Ticketing segment revenue for the third quarter increased 3% compared to last year due to higher ticket sales for concert and sporting events in the United States as well as an increase in our resale business. Overall, the number of tickets sold during the third quarter increased 4% due largely to higher sales in our domestic ticketing group. Tickets sold through our mobile applications in the third quarter more than doubled as compared to last year and we are implementing new features this year that we expect to further expand mobile ticket transactions. In the third quarter, over 11% of our North American tickets were sold via mobile devices. Ticketing operating results in the third quarter were driven by strong domestic ticket sales including those for our owned and/or operated venues, as well as increased activity in our resale business. As in prior periods of 2013, we have incurred higher costs year-over-year from investments in our technology platforms. We will continue to invest in a variety of initiatives aimed at improving the ticket buying process and overall fan and venue client experience.

Our Artist Nation segment revenue decreased 13% for the third quarter as compared to last year primarily due to the decision in July of this year by the Concerts segment to expand their platinum ticketing business and no longer outsource VIP ticket sales to Artist Nation. This decline was partially offset by higher tour merchandise sales driven by the timing of artist tours. Higher compensation expenses partially offset by lower amortization led to a year-over-year reduction in operating results for the segment. Our Artist Nation segment is focused on serving our existing artists as well as developing new relationships with top artists and extending the various services we provide.
Our Sponsorship & Advertising segment’s third quarter revenue increased 15% over the prior year driven by higher sponsorship revenue generated from festivals and custom events as well as higher online advertising revenue. Overall operating income improved 13% in the third quarter driven by the higher sales. An increase in custom events in North America, which have higher direct costs, as well as higher fixed costs for Sponsorship & Advertising led to the reduction in operating margins. Our extensive on-site and online reach, global venue distribution network, artist relationships and ticketing operations are the key to securing long-term sponsorship agreements with major brands and we continue to expand these assets while extending further into new markets internationally.
Overall, our net income for the third quarter was impacted by a loss on extinguishment of debt of $36.3 million due to the pay down of our 8.125% senior notes through the issuance of additional notes under our existing 7% senior notes and the refinancing of and amendment to our senior secured credit facility. Partially offsetting the loss on extinguishment of debt was a reduction of interest expense for the quarter resulting from the redemptions of our 10.75% senior notes in 2012 and our 8.125% senior notes in 2013 through the issuance of 7% senior notes in both years.
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
To judge the health of our Ticketing segment, we primarily review the gross transaction value and the number of tickets sold through our ticketing operations, average convenience charges and order processing fees, the number of clients renewed or added and the average royalty rate paid to clients who use our ticketing services. In addition, we review the number of visits to our websites, the overall number of customers in our database, the number of tickets sold via mobile apps and the revenue related to the sale of other products on our websites. For business that is conducted in foreign markets, we also compare the operating results from our foreign operations to prior periods on a constant currency basis.
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
Sponsorship & Advertising
Our Sponsorship & Advertising segment employs a sales force that creates and maintains relationships with sponsors, through a combination of strategic, international, national and local opportunities that allow businesses to reach customers through our concert, venue, artist relationship and ticketing assets, including advertising on our websites. We work with our corporate clients to help create marketing programs that drive their business goals and connects their brands directly with fans and artists. We also develop, book and produce custom events or programs for our client’s specific brands which are typically experienced exclusively by the client’s consumers. These custom events can involve live music events with talent and media, using both online and traditional outlets. We typically experience higher revenue in the second and third quarters as a large portion of sponsorships are typically associated with our outdoor venues and festivals which are primarily used in or occur during May through September.
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

Consolidated Results of Operations

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2013	2012		2013	2012
	(in thousands)			(in thousands)
Revenue	$2,262,236	$1,963,146	15%	$4,865,447	$4,381,820	11%
Operating expenses:
Direct operating expenses	1,698,731	1,457,423	17%	3,485,583	3,103,006	12%
Selling, general and administrative expenses	325,005	283,846	15%	900,246	832,924	8%
Depreciation and amortization	92,729	84,684	10%	257,582	258,656	—%
Gain on disposal of operating assets	(9,060)	(60)	*	(42,856)	(255)	*
Corporate expenses	26,442	30,842	(14)%	68,909	81,474	(15)%
Acquisition transaction expenses	2,352	1,896	*	5,329	1,335	*
Operating income	126,037	104,515	21%	190,654	104,680	82%
Operating margin	5.6%	5.3%		3.9%	2.4%
Interest expense	29,393	35,535		87,585	94,733
Loss (gain) on extinguishment of debt	36,269	(460)		36,269	(460)
Interest income	(1,547)	(994)		(4,205)	(2,825)
Equity in losses (earnings) of nonconsolidated affiliates	2,363	(3,117)		(2,848)	(8,799)
Other expense (income), net	(5,269)	(6,575)		2,237	(2,933)
Income before income taxes	64,828	80,126		71,616	24,964
Income tax expense	14,410	11,950		26,370	21,456
Net income	50,418	68,176		45,246	3,508
Net income attributable to noncontrolling interests	6,644	10,228		6,581	7,018
Net income (loss) attributable to common stockholders of Live Nation Entertainment, Inc.	$43,774	$57,948		$38,665	$(3,510)
_________

*	Percentages are not meaningful.

Key Operating Metrics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Concerts (1)
Total estimated events:
North America	3,858	3,938	11,181	11,126
International	1,210	1,227	4,674	4,536
Total estimated events	5,068	5,165	15,855	15,662
Total estimated attendance (rounded):
North America	14,826,000	11,636,000	29,292,000	25,278,000
International	6,348,000	5,080,000	15,419,000	12,808,000
Total estimated attendance	21,174,000	16,716,000	44,711,000	38,086,000
Ancillary net revenue per attendee (2):
North America amphitheaters			$18.26	$18.54
International festivals			$17.81	$15.71
Ticketing (3)
Number of tickets sold (in thousands):
Concerts	20,526	19,421	56,724	54,832
Sports	7,447	6,709	24,067	23,249
Arts and theater	4,239	4,493	12,465	13,683
Family	3,803	3,676	11,637	11,277
Other (4)	1,579	1,771	4,717	5,221
	37,594	36,070	109,610	108,262
Gross transaction value of tickets sold (in thousands)	$2,231,826	$2,092,102	$6,740,055	$6,503,452
Number of customers in database (2) (rounded)			126,893,000	116,391,000
Sponsorship & Advertising
Sponsorship revenue (in thousands)	$90,081	$81,199	$172,656	$155,139
Online advertising revenue (in thousands)	$20,136	$14,606	$48,948	$38,072
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

(3)
The number and gross transaction value of tickets sold includes primary tickets only and excludes tickets sold for the 2012 Olympics. These metrics include tickets sold during the period regardless of event timing except for our promoted events in our owned and/or operated venues and in certain European territories where these tickets are reported as the events occur. The total number of tickets sold excludes approximately 24 million and 26 million tickets sold for the three months ended September 30, 2013 and 2012, respectively, and excludes approximately 77 million and 84 million tickets sold for the nine months ended September 30, 2013 and 2012, respectively, through our venue clients’ box offices for which we do not receive a fee.

(4)	Other category includes tickets for comedy shows, facility tours, donations, lectures, seminars and cinemas.

Revenue
Our revenue increased $299.1 million, or 15%, during the three months ended September 30, 2013 as compared to the same period of the prior year. The overall increase in revenue was primarily due to an increase in our Concerts segment of $297.1 million. Excluding the decrease of approximately $4.2 million related to the impact of changes in foreign exchange rates, revenue increased $303.3 million, or 15%.
Our revenue increased $483.6 million, or 11%, during the nine months ended September 30, 2013 as compared to the same period of the prior year. The overall increase in revenue was primarily due to an increase in our Concerts segment of $478.9 million. Excluding the decrease of approximately $1.8 million related to the impact of changes in foreign exchange rates, revenue increased $485.4 million, or 11%.
More detailed explanations of these changes are included in the applicable segment discussions below.
Direct operating expenses
Our direct operating expenses increased $241.3 million, or 17%, during the three months ended September 30, 2013 as compared to the same period of the prior year. The overall increase in direct operating expenses was primarily due to an increase in our Concerts segment of $252.1 million. Excluding the decrease of approximately $3.7 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $245.0 million, or 17%.
Our direct operating expenses increased $382.6 million, or 12%, during the nine months ended September 30, 2013 as compared to the same period of the prior year. The overall increase in direct operating expenses was primarily due to an increase in our Concerts segment of $395.4 million. Excluding the decrease of approximately $0.9 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $383.5 million, or 12%.
Direct operating expenses include artist fees, event production costs, ticketing client royalties, show-related marketing and advertising expenses, along with other costs.
More detailed explanations of these changes are included in the applicable segment discussions below.
Selling, general and administrative expenses
Our selling, general and administrative expenses increased $41.2 million, or 15%, during the three months ended September 30, 2013 as compared to the same period of the prior year. The overall increase in selling, general and administrative expenses was primarily due to increases in our Concerts, Ticketing and Artist Nation segments of $23.5 million, $8.8 million and $7.2 million, respectively. The impact of changes in foreign exchange rates was de minimis.
Our selling, general and administrative expenses increased $67.3 million, or 8%, during the nine months ended September 30, 2013 as compared to the same period of the prior year. The overall increase in selling, general and administrative expenses was primarily due to increases in our Concerts and Ticketing segments of $43.6 million and $14.7 million, respectively. Excluding the decrease of approximately $0.8 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $68.1 million, or 8%.
More detailed explanations of these changes are included in the applicable segment discussions below.
Depreciation and amortization
Depreciation and amortization increased $8.0 million, or 10%, during the three months ended September 30, 2013 as compared to the same period of the prior year. The overall increase in depreciation and amortization was primarily due to increases in our Concerts and Ticketing segments of $5.3 million and $5.8 million, respectively. Excluding the decrease of approximately $0.2 million related to the impact of changes in foreign exchange rates, depreciation and amortization increased $8.2 million, or 10%.
More detailed explanations of these changes are included in the applicable segment discussions below.
Gain on disposal of operating assets
Gain on disposal of operating assets for the three months ended September 30, 2013 was $9.1 million consisting primarily of the resolution during this quarter of a $7.0 million contingent liability related to the May 2013 sale of a theatrical theater in New York in our Concerts segment. In addition, we recognized a gain of $2.0 million in connection with additional insurance recovery for storm damage to an amphitheater located in New York in our Concerts segment.
Gain on disposal of operating assets for the nine months ended September 30, 2013 was $42.9 million consisting primarily of a $28.9 million gain recognized from the May 2013 sale of a theatrical theater in New York in our Concerts segment. In addition, we recognized a gain of $14.6 million in connection with insurance recoveries for storm damage sustained to an amphitheater located in New York in our Concerts segment.

Corporate expenses
Corporate expenses decreased $4.4 million, or 14%, during the three months ended September 30, 2013 as compared to the same period of the prior year primarily from a reduction in stock-based compensation and Trust Note expense due to the resignation of an executive who was also Chairman of our board of directors, on December 31, 2012.
Corporate expenses decreased $12.6 million, or 15%, during the nine months ended September 30, 2013 as compared to the same period of the prior year primarily from a reduction in stock-based compensation and Trust Note expense due to the resignation of the executive noted above and also lower legal expenses due to a matter settled in 2012.
Acquisition transaction expenses
Acquisition transaction expenses were $2.4 million and $1.9 million for the three months ended September 30, 2013 and 2012, respectively, consisting primarily of costs associated with current year acquisitions and ongoing litigation relating to the Merger.
Acquisition transaction expenses for the nine months ended September 30, 2013 were $5.3 million consisting primarily of costs associated with current year acquisitions and ongoing litigation relating to the Merger. Acquisition transaction expenses for the nine months ended September 30, 2012 were $1.3 million consisting primarily of costs associated with current year acquisitions, ongoing litigation costs relating to the Merger and changes in the fair value of acquisition-related contingent consideration.
Interest expense
Interest expense decreased $6.1 million, or 17%, during the three months ended September 30, 2013 as compared to the same period of the prior year primarily due to the interest cost reduction realized from the August 2012 redemption of the 10.75% senior notes and from the August 2013 redemption of the 8.125% senior notes partially offset by the interest costs from the 7% senior notes issued in August 2012 and 2013.
Interest expense decreased $7.1 million, or 8%, during the nine months ended September 30, 2013 as compared to the same period of the prior year primarily due to the net interest cost reduction realized from the August 2012 redemption of the 10.75% senior notes offset by the issuance of the original $225 million principal amount of the 7% senior notes.
Our debt balances and weighted-average cost of debt, excluding unamortized debt discounts of $28.1 million and including debt premium of $8.9 million, were $1.83 billion and 4.3%, respectively, at September 30, 2013.
Loss (gain) on extinguishment of debt
We recorded a loss on extinguishment of debt of $36.3 million for the three and nine months ended September 30, 2013 in connection with the refinancing of the term loans under our senior secured credit facility and the redemption of our 8.125% senior notes in August 2013. These obligations were paid with proceeds from incremental term loans under our amended senior secured credit facility and additional 7% senior notes.
Equity in losses (earnings) of nonconsolidated affiliates
Equity in losses (earnings) of nonconsolidated affiliates decreased to a loss of $2.4 million for the three months ended September 30, 2013 as compared to earnings of $3.1 million for the three months ended September 30, 2012. The decrease is primarily due to the impairment of an investment in the Concerts segment and lower earnings from investments in the Artist Nation segment during the third quarter of 2013.
Equity in earnings of nonconsolidated affiliates decreased $6.0 million during the nine months ended September 30, 2013 as compared to the same period of the prior year primarily due to the impairment of an investment in the Concerts segment and lower earnings from investments in the Artist Nation segment during 2013.
Other expense (income), net
Other expense (income), net was $(5.3) million and $2.2 million for the three and nine months ended September 30, 2013, respectively, and includes the impact of changes in foreign exchange rates of $(4.4) million and $3.4 million, respectively.
Other expense (income), net was $(6.6) million and $(2.9) million for the three and nine months ended September 30, 2012, respectively, and includes the impact of changes in foreign exchange rates of $(5.9) million and $(2.9) million, respectively.

Income taxes
Net income tax expense for the nine months ended September 30, 2013 and 2012 was $26.4 million and $21.5 million, respectively, and consists primarily of income tax attributable to taxable income of our foreign locations. The increase in income taxes is primarily driven by an increase in the taxable earnings of our taxable foreign locations.
Concerts Results of Operations
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2013	2012		2013	2012
	(in thousands)			(in thousands)
Revenue	$1,726,986	$1,429,912	21%	$3,433,527	$2,954,635	16%
Direct operating expenses	1,487,856	1,235,786	20%	2,870,584	2,475,222	16%
Selling, general and administrative expenses	170,005	146,528	16%	466,840	423,213	10%
Depreciation and amortization	32,821	27,508	19%	96,591	100,004	(3)%
Gain on disposal of operating assets	(9,035)	(8)	*	(43,497)	(477)	*
Acquisition transaction expenses	745	1,032	*	1,292	(373)	*
Operating income (loss)	$44,594	$19,066	*	$41,717	$(42,954)	*
Operating margin	2.6%	1.3%		1.2%	(1.5)%
Adjusted operating income **	$70,736	$49,133	44%	$100,182	$60,390	66%
_______

*	Percentages are not meaningful.

**	AOI is defined and reconciled to operating income (loss) below.
Three Months
Concerts revenue increased $297.1 million, or 21%, during the three months ended September 30, 2013 as compared to the same period of the prior year partially due to incremental revenue of $44.4 million resulting from various acquisitions primarily of festival promoters. In addition, revenue increased from more shows and higher per show attendance at international arenas, North America amphitheaters and third-party stadiums and increased festival activity due to the timing of events and growth in existing festivals partially offset by the timing of global touring activity.
Concerts direct operating expenses increased $252.1 million, or 20%, during the three months ended September 30, 2013 as compared to the same period of the prior year partially due to incremental direct operating expenses of $46.8 million resulting from the acquisitions noted above. In addition, we incurred higher expenses associated with the increased number of shows and higher festival activity discussed above partially offset by lower costs associated with the timing of global touring activity.
Concerts selling, general and administrative expenses increased $23.5 million, or 16%, during the three months ended September 30, 2013 as compared to the same period of the prior year partially due to incremental expenses of $3.2 million associated with the acquisitions noted above and increases in compensation costs related to improved performance and the timing of festivals. These increases were partially offset by a decrease in rent expense due to recognition of an incentive payment for early termination of a music theater lease.
Concerts depreciation and amortization increased $5.3 million, or 19%, during the three months ended September 30, 2013 as compared to the same period of the prior year partially due to the acceleration of amortization in 2013 resulting from a change in the estimated life of certain venue management and leasehold intangibles.
Concerts gain on disposal of operating assets of $9.0 million for the three months ended September 30, 2013 is primarily due to the resolution of a $7.0 million contingent liability related to the sale of a theatrical theater in New York and proceeds received in connection with an insurance recovery for storm damage during Hurricane Sandy to an amphitheater in New York in October 2012.

The improved operating income for Concerts for the three months ended September 30, 2013 was primarily driven by improved show results and higher average attendance at our events and increased festival activity partially offset by increased compensation costs.
Nine Months
Concerts revenue increased $478.9 million, or 16%, during the nine months ended September 30, 2013 as compared to the same period of the prior year partially due to incremental revenue of $126.3 million from various acquisitions primarily of festival promoters during the previous twelve months. In addition, revenue increased from more shows and higher paid attendance in North America amphitheaters and third-party stadiums along with international stadiums and arenas. These increases were partially offset by fewer North America arena shows and the mix and timing of global touring activity.
Concerts direct operating expenses increased $395.4 million, or 16%, during the nine months ended September 30, 2013 as compared to the same period of the prior year partially due to incremental direct operating expenses of $129.6 million from the acquisitions noted above and higher expenses associated with the increased show activity discussed above. These increases were partially offset by the mix and timing of global touring activity.
Concerts selling, general and administrative expenses increased $43.6 million, or 10%, during the nine months ended September 30, 2013 as compared to the same period of the prior year primarily due to higher compensation costs associated with improved performance and annual increases. In addition, incremental selling, general and administrative expenses of $6.7 million from the acquisitions noted above contributed to the increase.
Concerts depreciation and amortization decreased $3.4 million, or 3%, during the nine months ended September 30, 2013 as compared to the same period of the prior year primarily due to $13.8 million of impairment charges recorded in the second quarter of 2012 primarily related to revenue-generating and client/vendor relationship intangibles. There were no significant impairments during 2013. These decreases were partially offset by $6.6 million of accelerated amortization recorded in 2013 resulting from a change in the estimated life of certain venue management and leasehold intangible assets and incremental depreciation and amortization of $4.2 million from the acquisitions noted above.
Concerts gain on disposal of operating assets of $43.5 million for the nine months ended September 30, 2013 is primarily due to a $28.9 million gain on sale of a theatrical theater in New York and a $14.6 million insurance recovery for storm damage during Hurricane Sandy to an amphitheater in New York in October 2012.
The increased operating income for Concerts for the nine months ended September 30, 2013 was primarily driven by more shows and higher paid attendance discussed above, improved results from our global touring activity resulting from lower production costs and the gain on disposal of operating assets. These increases were partially offset by higher compensation costs.
Ticketing Results of Operations
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2013	2012		2013	2012
	(in thousands)			(in thousands)
Revenue	$356,809	$345,980	3%	$1,019,771	$1,001,463	2%
Direct operating expenses	166,509	161,566	3%	481,592	467,808	3%
Selling, general and administrative expenses	112,940	104,098	8%	326,799	312,099	5%
Depreciation and amortization	49,150	43,315	13%	128,648	121,284	6%
(Gain) loss on disposal of operating assets	(27)	10	*	(47)	(145)	*
Acquisition transaction expenses	221	381	*	245	46	*
Operating income	$28,016	$36,610	(23)%	$82,534	$100,371	(18)%
Operating margin	7.9%	10.6%		8.1%	10.0%
Adjusted operating income **	$80,282	$82,081	(2)%	$217,440	$226,017	(4)%
 _______

*	Percentages are not meaningful.

**	AOI is defined and reconciled to operating income (loss) below.
Three Months
Ticketing revenue increased $10.8 million, or 3%, during the three months ended September 30, 2013 as compared to the same period of the prior year primarily due to higher domestic primary and resale ticket volumes partially offset by a reduction in fees associated with the 2012 Olympics.
Ticketing direct operating expenses increased $4.9 million, or 3%, during the three months ended September 30, 2013 as compared to the same period of the prior year primarily due to higher costs associated with increased ticket volumes discussed above partially offset by a reduction in expenses associated with the 2012 Olympics.
Ticketing selling, general and administrative expenses increased $8.8 million, or 8%, during the three months ended September 30, 2013 as compared to the same period of prior year primarily due to increased compensation costs driven by the re-platforming of our ticketing systems and increased costs associated with resale activity.
Ticketing depreciation and amortization increased $5.8 million, or 13%, during the three months ended September 30, 2013 as compared to the same period of the prior year primarily due to higher amortization related to non-recoupable contract advances.
Ticketing operating income decreased for the three months ended September 30, 2013 primarily due to increased compensation costs associated with the re-platforming of our ticketing systems, increased costs associated with resale activity, the reduction associated with the 2012 Olympics and higher amortization of non-recoupable contract advances, partially offset by increased domestic primary and resale ticket volume.
Nine Months
Ticketing revenue increased $18.3 million, or 2%, during the nine months ended September 30, 2013 as compared to the same period of the prior year partially due to strong primary ticket sales globally and increased domestic resale ticket volume. These increases were partially offset by a reduction in fees associated with the 2012 Olympics.
Ticketing direct operating expenses increased $13.8 million, or 3%, during the nine months ended September 30, 2013 as compared to the same period of the prior year primarily due to costs related to the higher ticket volumes discussed above. These increases were partially offset by a reduction in expenses associated with the 2012 Olympics and a change in fee structure on certain domestic primary ticket arrangements.
Ticketing selling, general and administrative expenses increased $14.7 million, or 5%, during the nine months ended September 30, 2013 as compared to the same period of the prior year primarily due to increased compensation costs driven by annual salary increases and the re-platforming of our ticketing systems along with increased costs associated with higher resale activity. These increases were partially offset by a reduction in expenses associated with the 2012 Olympics.
Ticketing depreciation and amortization increased $7.4 million, or 6%, during the nine months ended September 30, 2013 as compared to the same period of the prior year primarily due to higher amortization related to non-recoupable contract advances.
Ticketing operating income decreased for the nine months ended September 30, 2013 primarily due to increased compensation expenses associated with the re-platforming of our ticketing systems, increased costs associated with resale activity, the reduction associated with the 2012 Olympics and higher amortization of non-recoupable contract advances partially offset by increases in primary and resale ticket volumes.

Artist Nation Results of Operations
Our Artist Nation segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2013	2012		2013	2012
	(in thousands)			(in thousands)
Revenue	$111,060	$127,924	(13)%	$261,070	$298,570	(13)%
Direct operating expenses	69,231	85,097	(19)%	169,563	199,106	(15)%
Selling, general and administrative expenses	29,348	22,146	33%	71,862	67,540	6%
Depreciation and amortization	10,736	13,203	(19)%	30,906	36,271	(15)%
Loss on disposal of operating assets	2	—	*	681	—	*
Acquisition transaction expenses	(57)	—	*	88	401	*
Operating income (loss)	$1,800	$7,478	(76)%	$(12,030)	$(4,748)	*
Operating margin	1.6%	5.8%		(4.6)%	(1.6)%
Adjusted operating income **	$12,655	$21,034	(40)%	$20,110	$32,957	(39)%

_______

*	Percentages are not meaningful.

**	AOI is defined and reconciled to operating income (loss) below.
Three Months
Artist Nation revenue decreased $16.9 million, or 13%, during the three months ended September 30, 2013 as compared to the same period of the prior year primarily from the decision in July of this year by the Concerts segment to expand their platinum ticketing business and no longer outsource VIP ticket sales to Artist Nation partially offset by higher tour merchandise sales driven by the timing of artist tours.
Artist Nation direct operating expenses decreased $15.9 million, or 19%, during the three months ended September 30, 2013 as compared to the same period of the prior year primarily due to a reduction in costs associated with the VIP ticket sales discussed above. This decrease was partially offset by higher costs from the increase in tour merchandise sales discussed above.
Artist Nation selling, general and administrative expenses increased $7.2 million, or 33%, during the three months ended September 30, 2013 as compared to the same period of the prior year primarily due to higher compensation expenses in the management business based upon certain tour results.
Artist Nation depreciation and amortization decreased $2.5 million, or 19%, during the three months ended September 30, 2013 as compared to the same period of the prior year primarily due to decreased amortization related to client/vendor relationship intangibles in the management business that were impaired in the fourth quarter of 2012.
The decrease in operating income for Artist Nation for the three months ended September 30, 2013 was primarily driven by higher compensation expenses partially offset by lower amortization.
Nine Months
Artist Nation revenue decreased $37.5 million, or 13%, during the nine months ended September 30, 2013 as compared to the same period of the prior year primarily from the decision in July of this year by the Concerts segment to expand their platinum ticketing business and no longer outsource VIP ticket sales to Artist Nation along with a reduction in management revenue associated with the departure of certain artist managers. These decreases were partially offset by incremental revenue of $4.0 million resulting primarily from the July 2012 acquisition of a production services company.
Artist Nation direct operating expenses decreased $29.5 million, or 15%, during the nine months ended September 30, 2013 as compared to the same period of the prior year primarily due to a reduction in costs associated with the VIP ticket sales discussed above.
Artist Nation selling, general and administrative expenses increased $4.3 million, or 6%, during the nine months ended September 30, 2013 as compared to the same period of the prior year partially due to incremental expenses of $2.6 million associated with the acquisitions noted above and increased compensation expenses in the management business based upon certain tour results. These increases were partially offset by decreased costs associated with the departure of certain artist managers.
Artist Nation depreciation and amortization decreased $5.4 million, or 15%, during the nine months ended September 30, 2013 as compared to the same period of the prior year primarily due to decreased amortization related to client/vendor relationship intangibles in the management business that were impaired in the fourth quarter of 2012.
The increased operating loss for Artist Nation for the nine months ended September 30, 2013 was primarily driven by the increased compensation expenses partially offset by lower amortization.
Sponsorship & Advertising Results of Operations
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2013	2012		2013	2012
	(in thousands)			(in thousands)
Revenue	$110,217	$95,805	15%	$221,604	$193,211	15%
Direct operating expenses	15,112	11,102	36%	35,287	27,160	30%
Selling, general and administrative expenses	11,979	10,760	11%	32,626	28,741	14%
Depreciation and amortization	(56)	320	*	682	341	*
Operating income	$83,182	$73,623	13%	$153,009	$136,969	12%
Operating margin	75.5%	76.8%		69.0%	70.9%
Adjusted operating income **	$83,334	$74,140	12%	$154,253	$137,776	12%
_______

*	Percentages are not meaningful.

**	AOI is defined and reconciled to operating income (loss) below.
Three Months
Sponsorship & Advertising revenue increased $14.4 million, or 15%, during the three months ended September 30, 2013 as compared to the same period of the prior year primarily due to growth in online advertising, higher international festival sponsorships driven by the increased festival activity and timing of events along with increased custom events.
Sponsorship & Advertising direct operating expenses increased $4.0 million, or 36%, during the three months ended September 30, 2013 as compared to the same period of the prior year primarily driven by the increased revenue and, in certain cases, higher fulfillment costs related to custom events.
Sponsorship & Advertising selling, general and administrative expenses increased $1.2 million, or 11%, during the three months ended September 30, 2013 as compared to the same period of the prior year primarily due to increased headcount and timing of compensation-related costs.
The increased operating income for the three months ended September 30, 2013 was primarily due to higher online advertising and increased international festival activity.
Nine Months
Sponsorship & Advertising revenue increased $28.4 million, or 15%, during the nine months ended September 30, 2013 as compared to the same period of the prior year primarily due to online advertising growth, new sponsorship agreements globally, increased level of custom events and the expansion of existing sponsorship arrangements.
Sponsorship & Advertising direct operating expenses increased $8.1 million, or 30%, during the nine months ended September 30, 2013 as compared to the same period of the prior year primarily driven by the increased revenue and, in certain cases, higher fulfillment costs related to custom events.
Sponsorship & Advertising selling, general and administrative expenses increased $3.9 million, or 14%, during the nine months ended September 30, 2013 as compared to the same period of the prior year primarily due to increased compensation costs driven by higher headcount and annual salary increases.

The increased operating income for the nine months ended September 30, 2013 was primarily due to higher online advertising and new sponsorship agreements globally partially offset by higher fulfillment costs for certain custom events and increased compensation costs.
Reconciliation of Segment Adjusted Operating Income (Loss)
AOI is a non-GAAP financial measure that we define as operating income (loss) before acquisition expenses (including transaction costs, changes in the fair value of accrued acquisition-related contingent consideration arrangements, payments under the Trust Note and acquisition-related severance), depreciation and amortization (including goodwill impairment), loss (gain) on disposal of operating assets and non-cash and certain stock-based compensation expense (including expense associated with grants of certain stock-based awards which were classified as liabilities). We use AOI to evaluate the performance of our operating segments. We believe that information about AOI assists investors by allowing them to evaluate changes in the operating results of our portfolio of businesses separate from non-operational factors that affect net income, thus providing insights into both operations and the other factors that affect reported results. AOI is not calculated or presented in accordance with GAAP. A limitation of the use of AOI as a performance measure is that it does not reflect the periodic costs of certain amortizing assets used in generating revenue in our business. Accordingly, AOI should be considered in addition to, and not as a substitute for, operating income (loss), net income (loss), and other measures of financial performance reported in accordance with GAAP. Furthermore, this measure may vary among other companies; thus, AOI as presented herein may not be comparable to similarly titled measures of other companies.

The following table sets forth the reconciliation of adjusted operating income (loss) to operating income (loss):

	Adjusted operating income (loss)	Non-cash and stock- based compensation expense	Loss (gain) on disposal of operating assets	Depreciation and amortization	Acquisition expenses	Operating income (loss)
			(in thousands)
Three Months Ended September 30, 2013
Concerts	$70,736	$1,611	$(9,035)	$32,821	$745	$44,594
Ticketing	80,282	2,922	(27)	49,150	221	28,016
Artist Nation	12,655	174	2	10,736	(57)	1,800
Sponsorship & Advertising	83,334	208	—	(56)	—	83,182
Other and Eliminations	(3,592)	—	—	(532)	—	(3,060)
Corporate	(22,252)	4,190	—	610	1,443	(28,495)
Total	$221,163	$9,105	$(9,060)	$92,729	$2,352	$126,037
Three Months Ended September 30, 2012
Concerts	$49,133	$1,535	$(8)	$27,508	$1,032	$19,066
Ticketing	82,081	1,686	10	43,315	460	36,610
Artist Nation	21,034	353	—	13,203	—	7,478
Sponsorship & Advertising	74,140	197	—	320	—	73,623
Other and Eliminations	(661)	—	(62)	(451)	—	(148)
Corporate	(23,334)	5,906	—	789	2,085	(32,114)
Total	$202,393	$9,677	$(60)	$84,684	$3,577	$104,515
Nine Months Ended September 30, 2013
Concerts	$100,182	$4,079	$(43,497)	$96,591	$1,292	$41,717
Ticketing	217,440	6,060	(47)	128,648	245	82,534
Artist Nation	20,110	465	681	30,906	88	(12,030)
Sponsorship & Advertising	154,253	562	—	682	—	153,009
Other and Eliminations	(1,201)	—	7	(1,325)	—	117
Corporate	(56,851)	12,058	—	2,080	3,704	(74,693)
Total	$433,933	$23,224	$(42,856)	$257,582	$5,329	$190,654
Nine Months Ended September 30, 2012
Concerts	$60,390	$4,190	$(477)	$100,004	$(373)	$(42,954)
Ticketing	226,017	4,725	(145)	121,284	(218)	100,371
Artist Nation	32,957	1,033	—	36,271	401	(4,748)
Sponsorship & Advertising	137,776	466	—	341	—	136,969
Other and Eliminations	(1,100)	—	367	(1,471)	—	4
Corporate	(59,487)	17,181	—	2,227	6,067	(84,962)
Total	$396,553	$27,595	$(255)	$258,656	$5,877	$104,680

Liquidity and Capital Resources
Our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, are funded from operations or from borrowings under our senior secured credit facility described below. Our cash is centrally managed on a worldwide basis. Our primary short-term liquidity needs are to fund general working capital requirements, capital expenditures and debt service requirements while our long-term liquidity needs are primarily related to acquisitions and debt repayment. Our primary sources of funds for our short-term liquidity needs will be cash flows from operations and borrowings under our senior secured credit facility, while our long-term sources of funds will be from cash flows from operations, long-term bank borrowings and other debt or equity financings. We may from time to time engage in open market purchases of our outstanding debt securities or redeem or otherwise repay such debt.
Our balance sheet reflects cash and cash equivalents of $1.3 billion at September 30, 2013 and $1.0 billion at December 31, 2012. Included in the September 30, 2013 and December 31, 2012 cash and cash equivalents balance is $509.5 million and $441.6 million, respectively, of cash received that includes the face value of tickets sold on behalf of clients and the clients’ share of convenience and order processing charges, or client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to clients on a regular basis. Our foreign subsidiaries held approximately $471.8 million in cash and cash equivalents, excluding client cash, at September 30, 2013. We do not intend to repatriate these funds, but would need to accrue and pay United States federal and state income taxes on any future repatriations, net of applicable foreign tax credits. We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is ninety days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects current and long-term debt of $1.8 billion at September 30, 2013 and $1.7 billion at December 31, 2012. Our weighted-average cost of debt, excluding the debt discounts and including the debt premium on our term loans and notes, was 4.3% at September 30, 2013.
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
We view our available cash as cash and cash equivalents, less ticketing-related client cash, less event-related deferred revenue, less accrued expenses due to artists and cash collected on behalf of others for ticket sales, plus event-related prepaids. This is essentially our cash available to, among other things, repay debt balances, make acquisitions and finance capital expenditures.
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
We may need to incur additional debt or issue equity to make other strategic acquisitions or investments. There can be no assurance that such financing will be available to us on acceptable terms or at all. We may make significant acquisitions in the near term, subject to limitations imposed by our financing agreements and market conditions.
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

Sources of Cash
Senior Secured Credit Facility
In August 2013, we amended our existing senior secured credit facility. The amended senior secured credit facility provides for (i) a $115 million term loan A, (ii) a $950 million term loan B and (iii) a $335 million revolving credit facility. The amendment to the senior secured credit facility provided the existing term loan A and term loan B lenders with an option to convert their outstanding principal amounts into the new term loans. In addition, subject to certain conditions, we have the right to increase such facilities by at least $450 million or a greater amount so long as the senior secured leverage ratio calculated on a pro-forma basis (as defined in the credit agreement) is no greater than 3.25x. The revolving credit facility provides for borrowings up to the amount of the facility with sublimits of up to (i) $150 million to be available for the issuance of letters of credit, (ii) $50 million to be available for swingline loans and (iii) $150 million to be available for borrowings in Euros or British Pounds and (iv) $50 million to be available for borrowings in one or more other approved currencies. The amended senior secured credit facility is secured by a first priority lien on substantially all of our tangible and intangible personal property and the domestic subsidiaries that are guarantors, and by a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of our direct and indirect domestic subsidiaries and 65% of each class of capital stock of any first-tier foreign subsidiaries.
The interest rates per annum applicable to revolving credit facility loans and term loan A under the amended senior secured credit facility are, at our option, equal to either LIBOR plus 2.25% or a base rate plus 1.25%, subject to stepdowns based on our net leverage ratio. The interest rates per annum applicable to term loan B are, at our option, equal to either LIBOR plus 2.75% or a base rate plus 1.75%, subject to a LIBOR floor of 0.75% and a base rate floor of 1.75%. We are required to pay a commitment fee of 0.5% per year on the undrawn portion available under the revolving credit facility, subject to stepdowns based on our net leverage ratio, and variable fees on outstanding letters of credit.
For the term loan A, we are required to make quarterly payments ranging from $1.4 million to $13.8 million with the balance due at maturity in August 2018. For the term loan B, we are required to make quarterly payments of $2.4 million with the balance due at maturity in August 2020. The revolving credit facility matures in August 2018. We are also required to make mandatory prepayments of the loans under the credit agreement, subject to specified exceptions, from excess cash flow, and with the proceeds of asset sales, debt issuances and specified other events.
During the nine months ended September 30, 2013, we made principal payments totaling $483.2 million primarily due to lenders electing not to convert their outstanding term loans in connection with the August 2013 amendment. At September 30, 2013, the outstanding balances on the amended term loans, net of discounts, were $1.0 billion. There were no borrowings under the revolving credit facility as of September 30, 2013. Based on our letters of credit of $68.3 million, $266.7 million was available for future borrowings.
7% Senior Notes
In August 2013, we issued an additional $200 million principal amount of notes under the indenture governing our existing 7% senior notes due 2020 with a $9.0 million premium, which increased the total principal amount of such notes outstanding to $425 million. Interest on the notes is payable semi-annually in cash in arrears on March 1 and September 1 of each year, beginning on March 1, 2013, and the notes will mature on September 1, 2020. We may redeem some or all of the notes at any time prior to September 1, 2016 at a price equal to 100% of the aggregate principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium using a discount rate equal to the treasury rate plus 50 basis points. We may also redeem up to 35% of the notes from the proceeds of certain equity offering prior to September 1, 2015, at a price equal to 107% of the principal amount, plus any accrued and unpaid interest. In addition, on or after September 1, 2016, we may redeem at its option some or all of the notes at redemption prices that start at 103.5% of their principal amount, plus any accrued and unpaid interest to the date of redemption. We must make an offer to redeem the notes at 101% of the aggregate principal amount, plus any accrued and unpaid interest to the repurchase date, if it experiences certain defined changes of control.
Proceeds from the issuance of the additional 7% senior notes and refinancing of our senior secured credit facility, excluding the outstanding principal amounts for lenders who elected to convert their outstanding term loans, of $802.2 million were used to repay $472.5 million principal amount of our outstanding borrowings under our existing senior secured credit facility, to repay all of our outstanding 8.125% senior notes due 2018 with a principal amount of $250 million and to pay the related ‘make-whole’ premium on these senior notes and total accrued interest and fees of $35.3 million along with related fees and expenses for the refinancing of $22.0 million, leaving $22.4 million in additional cash for general corporate purposes. We recorded $36.3 million as a loss on extinguishment of debt related to this refinancing.
Debt Covenants
Our senior secured credit facility contains a number of covenants and restrictions that, among other things, requires us to satisfy certain financial covenants and restricts our and our subsidiaries’ ability to incur additional debt, make certain investments and acquisitions, repurchase our stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets, merge or consolidate, and pay dividends and make distributions (with the exception of subsidiary dividends or distributions to the parent company or other subsidiaries on at least a pro-rata basis with any noncontrolling interest partners). Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the credit facility becoming immediately due and payable. The amended senior secured credit facility agreement has a covenant, measured quarterly, that relates to total leverage. The consolidated total leverage covenant requires us to maintain a ratio of consolidated total funded debt to consolidated EBITDA (both as defined in the amended credit agreement) of 5.25x over the trailing four consecutive quarters through September 30, 2014. The consolidated total leverage ratio will reduce to 5.0x on December 31, 2014, 4.75x on December 31, 2015 and 4.50x on December 31, 2016.
The indenture governing our 7% senior notes contains covenants that limit, among other things, our ability and the ability of our restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make certain distributions, investments and other restricted payments, sell certain assets, agree to any restrictions on the ability of restricted subsidiaries to make payments to us, merge, consolidate or sell all of our assets, create certain liens, and engage in transactions with affiliates on terms that are not arms-length. Certain covenants, including those pertaining to incurrence of indebtedness, restricted payments, asset sales, mergers and transactions with affiliates will be suspended during any period in which the notes are rated investment grade by both rating agencies and no default or event of default under the indenture has occurred and is continuing. The 7% senior notes contain two incurrence-based financial covenants, as defined, requiring a minimum fixed charge coverage ratio of 2.0x and a maximum secured indebtedness leverage ratio of 3.25x.
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
As of September 30, 2013, we believe we were in compliance with all of our debt covenants. We expect to remain in compliance with all of our debt covenants throughout 2013.
Disposals of Assets
During the nine months ended September 30, 2013, we received $83.1 million of proceeds primarily related to the sale of a theatrical theater in New York and insurance recoveries for storm damage sustained to an amphitheater located in New York. During the nine months ended September 30, 2012, we received $7.8 million of proceeds primarily related to the sale of an amphitheater in Ohio. These proceeds are presented net of any cash included in the businesses sold.
Stock Option Exercises
During the nine months ended September 30, 2013, we received $80.6 million of proceeds from the exercise of stock options. There were no significant stock option exercises for the nine months ended September 30, 2012.
Uses of Cash
Acquisitions
When we make acquisitions, the acquired entity may have cash on its balance sheet at the time of acquisition. All amounts discussed in this section are presented net of any cash acquired. During the nine months ended September 30, 2013, we used $26.4 million of cash primarily for the acquisition in our Concerts segment of a controlling interest in a festival promoter in May 2013. During the nine months ended September 30, 2012, we used $71.3 million of cash primarily for acquisitions in our Concerts segment of Michael Coppel Ventures Pty Ltd in April 2012, Cream Holdings Limited in May 2012 and HARD Events LLC in June 2012.
Intangibles
During the nine months ended September 30, 2012, we used $14.6 million of cash primarily related to the acquisition of the rights to a festival in Europe. There were no significant purchases during the nine months ended September 30, 2013.
Deferred and Contingent Consideration
During the nine months ended September 30, 2012, we used $10.6 million of cash to settle deferred and contingent consideration liabilities for certain past acquisitions. There were no significant payments during the nine months ended September 30, 2013.

Capital Expenditures
Venue and ticketing operations are capital intensive businesses, requiring continual investment in our existing venues and ticketing systems in order to address fan and artist expectations, technological industry advances and various federal, state and/or local regulations.
We categorize capital outlays between maintenance capital expenditures and revenue generating capital expenditures. Maintenance capital expenditures are associated with the renewal and improvement of existing venues and technology systems, web development and administrative offices. Revenue generating capital expenditures generally relate to the construction of new venues, major renovations to existing buildings or buildings that are being added to our venue network, the development of new online or ticketing tools and technology enhancements. Revenue generating capital expenditures can also include smaller projects whose purpose is to increase revenue and/or improve operating income. Capital expenditures typically increase during periods when venues are not in operation since that is the time that such improvements can be completed.
Our capital expenditures, including accruals but excluding expenditures funded by outside parties such as landlords or replacements funded by insurance companies, consisted of the following:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Maintenance capital expenditures	$38,489	$42,175
Revenue generating capital expenditures	41,594	46,035
Total capital expenditures	$80,083	$88,210
Revenue generating capital expenditures during the first nine months of 2013 decreased from the same period of the prior year primarily due to the timing of expenditures related to the re-platforming of our ticketing system, the launch of our resale ticketing product and purchases of technology and venue-related equipment. Excluded from revenue generating capital expenditures in 2013 is the use of $19.1 million of insurance proceeds to restore an amphitheater in New York that sustained storm damage.
We currently expect capital expenditures to be approximately $120 million for the full year 2013.
Cash Flows

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Cash provided by (used in):
Operating activities	$264,538	$89,039
Investing activities	$(42,490)	$(167,804)
Financing activities	$83,700	$4,809
Operating Activities
Cash provided by operating activities was $264.5 million for the nine months ended September 30, 2013, compared to $89.0 million for the nine months ended September 30, 2012. The $175.5 million increase in cash provided by operating activities resulted primarily from an increase in the cash-related portion of net income and net changes in the event-related operating accounts which are dependent on the timing of ticket sales along with the size and number of events for upcoming periods. During the first nine months of 2013, we collected more accounts receivable, had lower payments of prepaid event-related expenses and accrued event-related expenses, partially offset by lower cash received for future events which decreased deferred revenue and higher long-term artist-related payments as compared to the same period in the prior year.
Investing Activities
Cash used in investing activities was $42.5 million for the nine months ended September 30, 2013, compared to $167.8 million for the nine months ended September 30, 2012. The $125.3 million decrease in cash used in investing activities is primarily due to higher proceeds received from the disposal of operating assets and lower payments for acquisitions and purchases of intangible assets partially offset by purchases of property, plant and equipment as compared to the same period in the prior year. See “—Sources of Cash” and “—Uses of Cash ” above for further discussion.

Financing Activities
Cash provided by financing activities was $83.7 million for the nine months ended September 30, 2013, compared to $4.8 million for the nine months ended September 30, 2012. The $78.9 million increase in cash provided by financing activities is primarily a result of higher proceeds from the exercise of stock options in 2013 as compared to the same period in the prior year. In addition, during 2013, we paid down the outstanding 8.125% senior notes and refinanced the existing senior secured credit facility through the issuance of additional notes under our existing 7% senior notes and amendment of our senior secured credit facility. During 2012, we paid down our 10.75% senior notes through the issuance of the original $225 principal amount of our 7% senior notes and increased term loan borrowings under our senior secured credit facility.
Seasonality
Our Concerts, Artist Nation and Sponsorship & Advertising segments typically experience higher operating income in the second and third quarters as our outdoor venues and festivals are primarily used in or occur during May through September, and our artist touring activity is higher. In addition, the timing of the on-sale of tickets and the tours of top-grossing acts can impact comparability of quarterly results year over year, although annual results may not be impacted. Our Ticketing segment sales are impacted by fluctuations in the availability of events for sale to the public, which vary depending upon scheduling by our clients.
Cash flows from our Concerts segment typically have a slightly different seasonality as payments are often made for artist performance fees and production costs in advance of the date the related event tickets go on sale. These artist fees and production costs are expensed when the event occurs. Once tickets for an event go on sale, we generally begin to receive payments from ticket sales at our owned and/or operated venues in advance of when the event occurs. We record these ticket sales as revenue when the event occurs.
Market Risk
We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates.
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported operating income of $110.7 million for the nine months ended September 30, 2013. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the nine months ended September 30, 2013 by $11.1 million. As of September 30, 2013, our primary foreign exchange exposure included the Euro, British Pound, Australian Dollar and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities.
We primarily use forward currency contracts in addition to options to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. We also may enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At September 30, 2013, we had forward currency contracts and options outstanding with a notional amount of $48.6 million.
Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $1.8 billion of total debt, net of unamortized discounts and premiums, outstanding as of September 30, 2013. Of the total amount, taking into consideration existing interest rate hedges, we had $738.7 million of fixed-rate debt and $1.1 billion of floating-rate debt.
Based on the amount of our floating-rate debt as of September 30, 2013, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $2.7 million when the floor rate is not applicable. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of September 30, 2013 with no subsequent change in rates for the remainder of the period.
At September 30, 2013, we have an interest rate swap agreement that is designated as a cash flow hedge for accounting purposes. The interest rate swap had a notional amount of $11.7 million at September 30, 2013, to effectively convert a portion of our floating-rate debt to a fixed-rate basis and expires in May 2015. The fair value of this agreement at September 30, 2013 was a liability of $0.1 million. This agreement was put into place to reduce the variability of the cash flows from the interest payments related to certain financing.

Through a subsidiary of Academy Music Holdings Limited Group, we have two interest rate swap agreements with a $30.6 million aggregate notional amount at September 30, 2013, that effectively convert a portion of our floating-rate debt to a fixed-rate basis. Both agreements expire in December 2015. Also, in connection with the financing of the redevelopment of the O2 Dublin, we have an interest rate swap agreement with a notional amount of $6.2 million at September 30, 2013, that expires in December 2013, effectively converting a portion of our floating-rate debt to a fixed-rate basis. These interest rate swap agreements have not been designated as hedging instruments. Therefore, any change in fair value is recorded in earnings during the period of the change.
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
Ratio of Earnings to Fixed Charges
The ratio of earnings to fixed charges is as follows:

Nine Months Ended September 30,		Year Ended December 31,
2013	2012	2012	2011	2010	2009
1.54	1.12	*	*	*	*

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
Recent Accounting Pronouncements
Recently Adopted Pronouncements
In February 2013, the FASB issued guidance which requires companies to disclose additional information about reclassifications out of AOCI, including changes in AOCI balances by component and significant items reclassified out of AOCI. The new disclosure requirements are applied prospectively and are effective for interim and annual periods beginning after December 15, 2012. We adopted this guidance on January 1, 2013.
In July 2013, the FASB issued guidance that requires a liability related to an unrecognized tax benefit to be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if certain criteria are met. The guidance is effective for interim and annual periods beginning after December 15, 2013 and are applied prospectively to unrecognized tax benefits that exist at the effective date. Early adoption and retrospective application of the new guidance are permitted. This guidance is consistent with our present practice and will not have a material impact on our financial position.
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
There have been no changes to our critical accounting policies during the nine months ended September 30, 2013.
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
Based on their evaluation as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding our legal proceedings can be found in Part I Financial Information—Item 1. Financial Statements—Note 6—Commitments and Contingent Liabilities
Item 1A. Risk Factors
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 31, 2013, August 2, 2013 and August 9, 2013, the holders of warrants to purchase an aggregate of 500,000 shares of common stock exercised such warrants in a cashless net exercise transaction, as permitted by the terms of such warrants, which resulted in the issuance to holders of an aggregate of 91,976 shares of common stock after shares were withheld to cover the exercise price. As a result, there were no net proceeds to the Company. The holders were the members of Marcy Media LLC, which originally received the warrants in connection with the formation of a joint venture with the Company. The common stock was issued in reliance upon the exemptions from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D, based on representations from the holders of the warrants to support our reasonable belief that such exemptions were available.
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
None.
Item 6. Exhibits
The information in the Exhibit Index of this Quarterly Report on Form 10-Q is incorporated into this Item 6 by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2013.

LIVE NATION ENTERTAINMENT, INC.

By:	/s/ Brian Capo
Brian Capo
Chief Accounting Officer (Duly Authorized Officer)

EXHIBIT INDEX

	Exhibit Description	Incorporated by Reference				Filed Here with
Exhibit No.		Form	File No.	Exhibit No.	Filing Date
2.1	Agreement and Plan of Merger, dated February 10, 2009, between Ticketmaster Entertainment, Inc. and Live Nation, Inc.	8-K	001-32601	2.1	2/13/2009
10.1
Amendment No. 2 to the credit agreement, dated as of August 16, 2013, entered into by and among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the Lenders, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent and J.P. Morgan Europe Limited, as London agent
X
10.2	Second Supplemental Indenture, entered into as of August 13, 2013, among Live Nation Entertainment, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-32601	10.1	8/16/2013
10.3	Separation Agreement, entered into as of August 31, 2013, by and between Live Nation Worldwide, Inc. and Nathan Hubbard	8-K	001-32601	10.2	8/16/2013
31.1	Certification of Chief Executive Officer.					X
31.2	Certification of Chief Financial Officer.					X
32.1	Section 1350 Certification of Chief Executive Officer.					X
32.2	Section 1350 Certification of Chief Financial Officer.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X