Form 10-K
period 2013-12-31
Live Nation Entertainment, Inc.
filed 2014-02-24
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013,
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
_____________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock beneficially held by non-affiliates of the registrant was approximately $2,213,000,000. (For purposes hereof, directors, executive officers and 10% or greater stockholders have been deemed affiliates).
On February 19, 2014, there were 200,100,820 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 2,324,013 shares of unvested restricted stock awards and excluding 408,024 shares held in treasury.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

LIVE NATION ENTERTAINMENT, INC.

LIVE NATION ENTERTAINMENT, INC.
GLOSSARY OF KEY TERMS

ADA	Americans with Disabilities Act of 1990
AOCI	Accumulated other comprehensive income (loss)
AOI	Adjusted operating income (loss)
Clear Channel	Clear Channel Communications, Inc.
Company	Live Nation Entertainment, Inc. and subsidiaries
DDA	United Kingdom's Disability Discrimination Act of 1995
DOJ	United States Department of Justice
FASB	Financial Accounting Standards Board
Front Line	Front Line Management Group, Inc.
FTC	Federal Trade Commission
GAAP	United States Generally Accepted Accounting Principles
IAC	IAC/InterActiveCorp
Liberty Media	Liberty Media Corporation
Live Nation	Live Nation Entertainment, Inc., formerly known as Live Nation, Inc., and subsidiaries
Merger	Merger between Live Nation, Inc. and Ticketmaster Entertainment, Inc. announced in February 2009 and consummated in January 2010
Merger Agreement	Agreement and Plan of Merger, dated February 10, 2009 and consummated on January 25, 2010, between Live Nation, Inc. and Ticketmaster Entertainment, Inc.
SEC	United States Securities and Exchange Commission
Separation	The contribution and transfer by Clear Channel of substantially all of its entertainment assets and liabilities to Live Nation
Spincos	Collective referral to Ticketmaster and other companies spun off from IAC on August 20, 2008
Trust	The family trust of a former executive, of which the former executive is co-Trustee.
Trust Note	A note issued to the Trust as part of a prior acquisition. This note had been issued in exchange for shares of Ticketmaster’s series A convertible redeemable preferred stock held by this trust.
VIE	Variable interest entity
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

ITEM 1.    BUSINESS
Our Company
We believe that we are the largest live entertainment company in the world, connecting nearly 400 million fans across all of our platforms to over 240,000 events in approximately 33 countries in 2013.
We believe we are the largest producer of live music concerts in the world, based on total fans that attend Live Nation events as compared to events of other promoters, connecting nearly 60 million fans to almost 23,000 events for over 3,000 artists in 2013. Globally, Live Nation owns, operates, has exclusive booking rights for or has an equity interest in 148 venues, including House of Blues ® music venues and prestigious locations such as The Fillmore in San Francisco, the Hollywood Palladium, the Ziggo Dome in Amsterdam and The O2 Dublin.
We believe we are the world’s leading live entertainment ticketing sales and marketing company, based on the number of tickets we sell. Ticketmaster provides ticket sales, ticket resale services and marketing and distribution globally through www.ticketmaster.com and www.livenation.com, numerous retail outlets and worldwide call centers. Ticketmaster serves clients worldwide across multiple event categories, providing ticketing services for leading arenas, stadiums, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters.
We believe we are one of the world’s leading artist management companies based on the number of artists represented. Our artist management companies manage musical artists and acts primarily in the rock, classic rock, pop and country music genres. As of December 31, 2013, we had over 60 managers providing services to approximately 240 artists.
We believe our global network is the world’s largest music marketing network for corporate brands and includes one of the world’s leading ecommerce websites, based on a comparison of gross sales of top internet retailers. In 2013, we had over 129 million customers in our database based on visitors to www.livenation.com and www.ticketmaster.com and our other online properties.
Our principal executive offices are located at 9348 Civic Center Drive, Beverly Hills, California 90210 (telephone: 310-867-7000). Our principal website is www.livenation.com. Live Nation is listed on the New York Stock Exchange trading under the symbol “LYV.”
Our Strategy
Our strategy is to leverage our leadership position in live entertainment and our relationships with fans, venues, artists and advertisers to sell more tickets and grow our revenue, earnings and cash flow. We pay artists, venues and teams to secure content and tickets; we invest in technology to advance our ticketing, advertising and mobile platforms; and we are paid by sponsors and advertisers that want to connect their brands with our passionate fan base.
Our core businesses surrounding the promotion of live events include ticketing, sponsorship and advertising, and artist management. We believe our focus on growing these businesses will increase shareholder value as we continue to build all our revenue streams and achieve economies of scale with our global platforms. We also continue to strengthen our core operations, further expanding into additional global markets and optimizing our cost structure. Our strategy is to grow and innovate through the initiatives listed below.

•
Expand our Concert Platform. We will grow our fan base and increase our ticket sales by continuing to build our portfolio of global festivals, expanding our electronic dance music, or EDM, festival and show base, selectively growing into additional top global music markets and further building our market share in established markets.

•
Drive Conversion of Ticket Sales through Social and Mobile Channels. We are focused on selling tickets through a wide set of sales channels, including social media and mobile, and leveraging our extensive database we have built through www.livenation.com and www.ticketmaster.com to better reach consumers. We are continuing to shift marketing spend from traditional media outlets to social media and digital platforms to more effectively reach our fans and drive more ticket sales. We will continue to develop new tools for mobile devices in additional markets to make it easier for our fans to get information on live events and conveniently buy and sell tickets.

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

•
Sell more Tickets and Drive Reductions in the Cost to Sell a Ticket. We will continue to invest in our ticketing platforms and related venue and fan products to strengthen the functionality of our system and drive additional ticket sales while also creating a more efficient system. We will also continue to deliver differentiated value to content owners and venues by leveraging ticket buyer data to effectively price and market shows, increasing attendance and optimizing revenues.

•
Build Secondary Ticket Volume. We will grow the volume of secondary tickets sold in partnership with content owners providing a trusted environment for fan ticket exchanges. We will expand and improve the availability of tickets on an integrated inventory basis allowing our fans to have a dependable, secure location to come to for all available tickets for an event.

•
Align Artist Management with Other Core Businesses. We believe that effective artist management provides a supply pipeline into our concert platform, supporting its growth. By increasing the services we deliver to our artist managers and their clients, including data, fan clubs and touring, we believe we can continue to build our market share in both artist management and concert promotion.

Our Assets
We believe we have a unique portfolio of assets that is unmatched in the live entertainment industry.

•
Fans. During 2013, our events were attended by nearly 60 million live music fans. Our database of our fans and their interests provides us with the means to efficiently market our shows to them as well as offer other music-related products and services. This fan database is an invaluable asset that we are able to use to provide unique services to our artists and corporate clients.

•
Artists. We have extensive relationships with artists ranging from those acts that are just beginning their careers to established superstars. In 2013, we promoted shows or tours for over 3,000 artists globally. In addition, through our artist management companies, we manage approximately 240 artists. We believe our artist relationships are a competitive advantage and will help us pursue our strategy to develop additional ancillary revenue streams around the ticket purchase, live event and the artists themselves.

•
Online Services and Ticketing. We own and operate various branded websites, both in the United States and abroad, which are customized to reflect services offered in each jurisdiction. Our primary online websites, www.livenation.com and www.ticketmaster.com, together with our other branded ticketing websites, are designed to promote ticket sales for live events and to disseminate event and related merchandise information online. Fans can access www.livenation.com and www.ticketmaster.com directly, from affiliated websites and through numerous direct links from banners and event profiles hosted by approved third-party websites. We have also launched both Live Nation and Ticketmaster mobile apps that our fans can use to access event information and buy tickets.

•
Distribution Network. We believe that our global distribution network of promoters, venues and festivals provides us with a strong position in the live concert industry. We believe we have one of the largest global networks of live entertainment businesses in the world, with offices in 65 cities in North America and 26 countries worldwide. In addition, we own, operate, have exclusive booking rights or have an equity interest in 148 venues located across six countries as of the end of 2013, making us, we believe, the second largest operator of music venues in the world. We also believe that we produce one of the largest networks of music festivals in the world with more than 60 festivals globally. In addition, we believe that our global ticketing distribution network with one of the largest ecommerce sites on the internet, approximately 6,800 sales outlets and 15 call centers serving more than 12,500 clients worldwide, makes us the largest ticketing network in the industry.

•
Sponsors. We employ a sales force of approximately 200 people that worked with approximately 750 sponsors during 2013, through a combination of local venue-related deals and national deals, both in North America and internationally. Our sponsors include some of the most well-recognized national and global brands including O2, Red Bull, Motorola, Ford and Coca-Cola (each of these brands is a registered trademark of the sponsor).

•
Employees. At December 31, 2013, we employed approximately 7,400 full-time employees who are dedicated to providing first-class service to our artists, fans, ticketing clients and corporate sponsors. Many of our employees have decades of experience in promoting and producing live concerts, ticketing operations, sales and marketing, artist management and live event venue management.

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
For music tours, two to nine months typically elapse between initially booking artists and the first performances. Promoters, in conjunction with artists, managers and booking agents, set ticket prices and advertise events. Promoters market events, sell tickets, rent or otherwise provide venues and arrange for local production services, such as stages and equipment.
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
Ticketing services include the sale of tickets primarily through online channels but also through phone, mobile devices, outlet and box office channels. Ticketing companies will contract with venues and/or promoters to sell tickets to events over a period of time, generally three to five years. The ticketing company does not set ticket prices or seating charts for events as this information is given to them by the venue and/or promoter in charge of the event. The ticketing company generally gets paid a fixed fee per ticket sold or a percentage of the total ticket service charges. Venues will often also sell tickets through a local box office at the venue using the ticketing company’s technology. The ticketing company will generally not earn a fee on these box office tickets. The ticketing company receives the cash for the ticket sales and related service charges at the time the ticket is sold and periodically remits these receipts to the venue and/or promoter after deducting their fee. As ticket sales increase, related ticketing operating income generally increases as well.
Ticketing resale services refers to the sale of tickets by a holder who originally purchased the tickets from a venue, promoter or other entity, or a ticketing services provider selling on behalf of a venue, promoter or other entity. Resale tickets are also referred to as secondary tickets. Generally, the ticket reseller is paid a service charge when the ticket is resold and the negotiated ticket value is paid to the holder.
Artist managers primarily provide services to music recording artists to manage their careers. The artist manager negotiates on behalf of the artist and is paid a fee, generally as a percentage of the artist’s earnings. Artist services sells merchandise associated with musical artists at live performances, to retailers and directly to consumers via the internet, as well as connect artists to corporate clients for events, and generally are paid a percentage of the artist’s earnings.
The sponsorship and advertising industry within the live entertainment business involves the sale of international, national, regional and local advertising campaigns and promotional programs to a variety of companies to advertise or promote their brand or product. The advertising campaigns typically include venue naming rights, on-site venue signage, online banner advertisements and exclusive partner rights in various categories such as beverage, hotel and telecommunications. These promotional programs may include event pre-sales and on-site product activation.
Our Business
Our reportable segments are Concerts, Ticketing, Artist Nation and Sponsorship & Advertising.
Concerts. Our Concerts segment principally involves the global promotion of live music events in our owned or operated venues and in rented third-party venues, the operation and management of music venues and the production of music festivals across the world. During 2013, our Concerts business generated approximately $4.5 billion, or 69.7%, of our total revenue. We promoted 22,900 live music events in 2013, including artists such as P!nk, Jay-Z, Jason Aldean, Maroon 5, Beyonce, Rihanna and One Direction and through festivals such as Rock Werchter, Electric Daisy Carnival, Reading and Download. While our Concerts segment operates year-round, we generally experience higher revenue during the second and third quarters due to the seasonal nature of shows at our outdoor amphitheaters and festivals, which primarily occur May through September.
As a promoter, we earn revenue primarily from the sale of tickets and pay artists under one of several formulas, including a fixed guaranteed amount and/or a percentage of ticket sales or event profits. For each event, we either use a venue we own or operate, or rent a third-party venue. Revenue is generally impacted by the number of events, volume of ticket sales and ticket prices. Event costs such as artist fees and production service expenses are included in direct operating expenses and are typically substantial in relation to the revenue. As a result, significant increases or decreases in promotion revenue do not typically result in comparable changes to operating income.
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
As a festival operator, we typically book artists, secure festival sites, provide for third-party production services, sell tickets and advertise events to attract fans. We also arrange for third-parties to provide operational services as needed such as concessions, merchandising and security. We earn revenue from the sale of tickets and typically pay artists a fixed guaranteed amount. We also earn revenue from the sale of concessions, camping fees, festival sponsorships and ticket rebates or service charges earned on tickets sold. For each event, we either use a festival site we own or rent a third-party festival site. Revenue is generally impacted by the number of events, volume of ticket sales and ticket prices. Event costs such as artist fees and production service expenses are included in direct operating expenses and are typically substantial in relation to the revenue. Since the artist fees are typically fixed guarantees for these events, significant increases or decreases in festival promotion revenue will generally result in comparable changes to operating income.
Ticketing. Our Ticketing segment is primarily an agency business that sells tickets for events on behalf of its clients and retains a fixed fee or a percentage of the total convenience charge and order processing fee for its services. We sell tickets for our events and also for third-party clients across multiple live event categories, providing ticketing services for leading arenas, stadiums, amphitheaters, music clubs, concert promoters, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters. We sell tickets through websites, telephone, mobile apps and ticket outlets. During the year ended December 31, 2013, we sold 71%, 5%, 14% and 10% of primary tickets through these channels, respectively. Our Ticketing segment also manages our online activities including enhancements to our websites and bundled product offerings. During 2013, our Ticketing business generated approximately $1.4 billion, or 21.7%, of our total revenue, which excludes the face value of tickets sold. Through all of our ticketing services, we sold 149 million tickets in 2013 on which we were paid fees for our services. In addition, approximately 250 million tickets in total were sold using our Ticketmaster systems, through season seat packages and our venue clients’ box offices, for which we do not receive a fee. Our ticketing sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon event scheduling by our clients.
We sell tickets on behalf of our clients through our ticketing platforms across the world. In order to provide state-of-the-art ticketing technology services, we are currently in the process of re-platforming portions of our Ticketmaster ticketing system which we believe will result in an improved experience for our fans and better tools and information resources for our venue clients. We started this re-platforming for our North America business in 2011 and currently expect to start using the new technology at certain of our venue clients in 2015. In addition to providing improved technology products, we believe that once this re-platforming is complete and rolled out to our clients that it will allow us to also improve the efficiency of our ticketing systems and processes and therefore lead to cost reductions in ticketing.
We generally enter into written agreements with individual clients to provide primary ticketing services for specified multi-year periods, typically ranging from three to five years. Pursuant to these agreements, clients generally determine and then tell us what tickets will be available for sale, when such tickets will go on sale to the public and what the ticket price will be. Agreements with venue clients generally grant us the right to sell tickets for all events presented at the relevant venue for which tickets are made available to the general public. Agreements with promoter clients generally grant us the right to sell tickets for all events presented by a given promoter at any venue, unless that venue is already covered by an existing exclusive agreement with our ticketing business or another ticketing service provider. Where we have exclusive contracts, clients may not utilize, authorize or promote the services of third-party ticketing companies or technologies while under contract with us. While we generally have the right to sell a substantial portion of our clients’ tickets, venue and promoter clients often sell and distribute group sales and season tickets in-house. In addition, under many written agreements between promoters and our clients, the client often allocates certain tickets for artist, promoter, agent and venue use and does not make those tickets available for sale by us. We also generally allow clients to make a certain limited number of tickets available for sale through fan clubs, or other similar arrangements, from which we generally derive no revenue unless selected by the club to facilitate the sales. As a result, we do not sell all of our clients’ tickets and the amount of tickets that we sell varies from client to client and from event to event, and varies as to any single client from year to year.
We currently offer ticket resale services through our integrated inventory platform, referred to as TM+, TicketsNow (in the United States and Canada), our TicketExchange service (in the United States, Europe and Canada) and GET ME IN! (in the United Kingdom). We enter into listing agreements with ticket resellers to post ticket inventory for sale at a purchase price equal to a ticket resale price determined by the ticket reseller plus an amount equal to a percentage of the ticket resale price and a pre-determined service fee. We remit the ticket resale price to the ticket resellers and retain the remainder of the purchase price. While we do not generally acquire tickets for sale on our own behalf, we may do so from time to time on a limited basis. In addition to enabling premium primary ticket sales, the TicketExchange service allows consumers to resell and purchase tickets online for certain events for our venue clients who elect to participate in the TicketExchange service. Sellers and buyers each pay a fee that has been negotiated with the relevant client, a portion of which is shared with the client.
Artist Nation. Our Artist Nation segment primarily provides management services to music artists in exchange for a commission on the earnings of these artists. Our Artist Nation segment also sells merchandise associated with musical artists at live performances, to retailers and directly to consumers via the internet. During 2013, our Artist Nation business generated approximately $353 million, or 5.4%, of our total revenue. Revenue earned from our Artist Nation segment is impacted to a large degree by the touring schedules of the artists we represent and generally we experience higher revenue during the second and third quarters as the period from May through September tends to be a popular time for touring events.
Sponsorship & Advertising. Our Sponsorship & Advertising segment employs a sales force that creates and maintains relationships with sponsors, through a combination of strategic, international, national and local opportunities that allow businesses to reach customers through our concert, venue, artist relationship and ticketing assets, including advertising on our websites. We work with our corporate clients to help create marketing programs that drive their business goals and connects their brands directly with fans and artists. We also develop, book and produce custom events or programs for our client’s specific brands which are typically experienced exclusively by the client’s consumers. These custom events can involve live music events with talent and media, using both online and traditional outlets. During 2013, our Sponsorship & Advertising business generated approximately $285 million, or 4.4%, of our total revenue. We typically experience higher revenue in the second and third quarters as a large portion of sponsorships are typically associated with our outdoor venues and festivals which are primarily used in or occur during May through September.
We believe that we have a unique opportunity to connect the music fan to corporate sponsors and therefore seek to optimize this relationship through strategic sponsorship programs. We continue to also pursue the sale of national and local sponsorships, both domestically and internationally, and placement of advertising, including signage, online advertising and promotional programs. Many of our venues have venue naming rights sponsorship programs. We believe national and international sponsorships allow us to maximize our network of venues and to arrange multi-venue branding opportunities for advertisers. Our sponsorship programs include companies such as Starwood, American Express, Carlsberg, O2, Anheuser-Busch, Citi and Coca-Cola (each of the preceding brands is a registered trademark of the sponsor). Our local and venue-focused sponsorships include venue signage, promotional programs, on-site activation, hospitality and tickets, and are derived from a variety of companies across various industry categories.
Live Nation Venue Details
In the live entertainment industry, venue types generally consist of:

•
Stadiums—Stadiums are multi-purpose facilities, often housing local sports teams. Stadiums typically have 30,000 or more seats. Although they are the largest venues available for live music, they are not specifically designed for live music. At December 31, 2013, we had booking rights to one stadium in North America.

•
Amphitheaters—Amphitheaters are generally outdoor venues with between 5,000 and 30,000 seats that are used primarily in the summer season. We believe they are popular because they are designed specifically for concert events, with premium seat packages and better lines of sight and acoustics. At December 31, 2013, we owned eight, leased 27, operated six and had booking rights for ten amphitheaters located in North America.

•
Arenas—Arenas are indoor venues that are used as multi-purpose facilities, often housing local sports teams. Arenas typically have between 5,000 and 20,000 seats. Because they are indoors, they are able to offer amenities that other similar-sized outdoor venues cannot, such as luxury suites and premium club memberships. As a result, we believe they have become increasingly popular for higher-priced concerts aimed at audiences willing to pay for these amenities. At December 31, 2013, we owned one, leased three, operated three and had booking rights for three arenas located in North America, the United Kingdom, Ireland, the Netherlands and Italy.

•
Theaters—Theaters are indoor venues that are built primarily for music events but may include theatrical performances. These venues typically have a capacity between 1,000 and 6,500. Because these venues have a smaller capacity than an amphitheater, they do not offer as much economic upside on a per show basis. However, because theaters can be used year-round, unlike most amphitheaters, they can generate annual profits similar to those of an amphitheater. Theaters represent less risk to concert promoters because they have lower fixed costs associated with hosting a concert and may provide a more appropriately-sized venue for developing artists and more artists in general. At December 31, 2013, we owned seven, leased 24, operated five, had booking rights for 11 and an equity interest in one theaters located in North America, the United Kingdom and Ireland.

•
Clubs—Clubs are indoor venues that are built primarily for music events but may also include comedy clubs. These venues typically have a capacity of less than 1,000 and often without full fixed seating. Because of their small size, they do not offer as much economic upside, but they also represent less risk to a concert promoter because they have lower fixed costs associated with hosting a concert and also may provide a more appropriate sized venue for developing artists. Clubs can also be used year-round and can therefore generate higher profits for the year, even though per show profits are lower. At December 31, 2013, we owned three, leased ten and had booking rights for nine clubs in North America and the United Kingdom.

•
House of Blues—House of Blues venues are indoor venues that offer customers an integrated live music and dining experience. The live music halls are specially designed to provide optimum acoustics and typically can accommodate between 1,000 to 2,000 guests. A full-service restaurant and bar is located adjacent to the live music hall. We believe that the high quality of the food, service and unique atmosphere in our restaurants attracts customers to these venues independently from an entertainment event and generates a significant amount of repeat business from local customers. At December 31, 2013, we owned two and leased ten House of Blues venues located in North America. One of the House of Blues venues is comprised of two buildings where we own one and lease the other. We have included this venue as an owned venue.

•
Festival Sites—Festival sites are outdoor locations used primarily in the summer season to stage day-long or multi-day concert events featuring several artists. Depending on the location, festival site capacities can range from 10,000 to 120,000. We believe they are popular because of the value provided to the fan by packaging several artists for a full-day or multi-day event. While festival sites only host a few events each year, they can provide higher operating income because we are able to generate income from many different services provided at the event and they have lower costs associated with producing the event and maintaining the site. At December 31, 2013, we owned four festival sites located in North America and the United Kingdom. One of the festival sites is comprised of two parcels of land where we own one and lease the other. We have included this site as owned.

Venues
At December 31, 2013, we owned, leased, operated, had exclusive booking rights for or had an equity interest in the following domestic and international venues primarily used for music events:

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
NEW YORK, NY	1
PNC Bank Arts Center Presented by Cadillac Tri-State Concert Series		Amphitheater	22-year lease that expires December 31, 2017	17,500
Nikon at Jones Beach Theater		Amphitheater	20-year license agreement that expires December 31, 2019	14,400
The Stone Pony Summer Stage		Amphitheater	Booking agreement	4,000
Convention Hall		Theater	Booking agreement	3,600
NYCB Theatre at Westbury		Theater	43-year lease that expires December 31, 2034	2,800
Wellmont Theater		Theater	Booking agreement	2,600
Historic Paramount		Theater	Booking agreement	1,500
The Paramount		Theater	Booking agreement	1,500
Union County Performing Arts Center		Theater	Booking agreement	1,300
Roseland Ballroom		Club	Booking agreement	3,700
Irving Plaza Powered by Klipsch		Club	10-year lease that expires October 31, 2016	1,100
Gramercy Theatre		Club	10-year lease that expires December 31, 2016	600
The Stone Pony		Club	Booking agreement	600
Wonder Bar		Club	Booking agreement	300
LOS ANGELES, CA	2
San Manuel Amphitheater		Amphitheater	25-year lease that expires June 30, 2018	65,000
Verizon Wireless Amphitheater		Amphitheater	20-year lease that expires February 28, 2017	15,000
Hollywood Palladium		Theater	20-year lease that expires January 31, 2027	3,500
The Wiltern		Theater	15-year lease that expires June 30, 2020	2,300
FOX Performing Arts Center		Theater	3-year management agreement that expires November 30, 2016	1,600
House of Blues—Sunset Strip		House of Blues	13-year lease that expires May 10, 2025	1,000
House of Blues—Anaheim		House of Blues	5-year lease that expires January 31, 2016	1,000
CHICAGO, IL	3
First Midwest Bank Amphitheatre		Amphitheater	Owned	28,600
FirstMerit Bank Pavilion at Northerly Island		Amphitheater	10-year operating agreement that expires December 31, 2022	29,700
House of Blues—Chicago		House of Blues	Owned	1,300
Bottom Lounge		Club	Booking agreement	300

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
PHILADELPHIA, PA	4
Susquehanna Bank Center		Amphitheater	31-year lease that expires September 29, 2025	25,000
Festival Pier (at Penn’s Landing)		Amphitheater	3-year license agreement that expired September 30, 2013 (currently negotiating new terms)	6,500
River Stage at Great Plaza—Penn’s Landing		Amphitheater	2-year license agreement that expired September 30, 2013 (currently negotiating new terms)	3,500
Tower Theater		Theater	Owned	3,100
Chestnut Street Theatre		Theater	Owned (currently not in operation)	2,400
The Fillmore		Theater	15-year lease (currently under construction)	2,600
Theatre of the Living Arts		Club	Owned	800
DALLAS—FORT WORTH, TX	5
Gexa Energy Pavilion		Amphitheater	30-year lease that expires December 31, 2018	20,100
South Side Ballroom		Theater	Booking agreement	3,000
House of Blues—Dallas		House of Blues	15-year lease that expires May 31, 2027	1,600
SAN FRANCISCO— OAKLAND—SAN JOSE, CA	6
Shoreline Amphitheatre at Mountain View		Amphitheater	15-year lease that expires December 31, 2020	22,000
Concord Pavilion		Amphitheater	10-year management agreement that expires December 31, 2023	12,500
The Fillmore		Theater	10-year lease that expires August 31, 2022	1,200
Nob Hill Masonic Center		Theater	18-year lease that expires March 31, 2028	3,300
Punch Line Comedy Club—San Francisco		Club	5-year lease that expires September 15, 2016	500
Cobb’s Comedy Club		Club	10-year lease that expires October 31, 2015	200
BOSTON, MA	7
Xfinity Center		Amphitheater	Owned	19,900
Blue Hills Bank Pavilion		Amphitheater	Indefinite license agreement that expires 18 months after notification that pier is to be occupied for water dependent use	4,900
Orpheum Theatre—Boston		Theater	15-year operating agreement that expires December 31, 2020	2,700
Paradise Rock Club		Club	10-year lease that expires May 31, 2018	800
Brighton Music Hall		Club	10-year lease that expires January 1, 2021	300
House of Blues—Boston		House of Blues	20-year lease that expires February 28, 2029	2,400

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
WASHINGTON, DC	8
Jiffy Lube Live		Amphitheater	Owned	22,500
The Fillmore Silver Spring		Theater	20-year lease that expires August 30, 2031	2,000
Warner Theatre		Theater	10-year lease that expires December 31, 2023	1,900
sixth&i		Club	Booking agreement	800
ATLANTA, GA	9
Aaron’s Amphitheatre at Lakewood		Amphitheater	35-year lease that expires December 31, 2034	19,000
Chastain Park Amphitheatre		Amphitheater	5-year lease that expires December 31, 2015	6,400
The Tabernacle		Theater	20-year lease that expires January 31, 2018	2,500
HOUSTON, TX	10
Cynthia Woods Mitchell Pavilion		Amphitheater	Booking agreement	16,500
Bayou Music Center		Theater	10-year lease that expires December 31, 2022	2,900
House of Blues—Houston		House of Blues	10-year lease that expires December 31, 2022	1,500
DETROIT, MI	11
The Fillmore Detroit		Theater	15-year lease that expires January 31, 2018	2,900
Saint Andrew’s Hall		Club	Owned	800
PHOENIX, AZ	12
AK—Chin Pavilion		Amphitheater	60-year lease that expires June 30, 2049	20,000
Comerica Theatre		Theater	10-year lease that expires December 31, 2016	5,500
SEATTLE—TACOMA, WA	13
White River Amphitheatre		Amphitheater	25-year management agreement that expires October 31, 2027	20,000
TAMPA—ST PETERSBURG—SARASOTA, FL	14
MidFlorida Credit Union Amphitheatre at the Florida State Fairgrounds		Amphitheater	15-year lease that expires December 31, 2018	20,000
MINNEAPOLIS—ST PAUL, MN	15
Varsity Theater		Club	Booking agreement	900
MIAMI—FT LAUDERDALE, FL	16
Klipsch Amphitheatre at Bayfront Park		Amphitheater	10-year management agreement that expires December 31, 2018	5,000
The Fillmore Miami Beach at the Jackie Gleason Theater		Theater	10-year management agreement that expires August 31, 2017	2,700
Revolution Live		Club	Booking agreement	1,300
DENVER, CO	17
Fillmore Auditorium		Theater	Owned	3,600
ORLANDO—DAYTON BEACH— MELBOURNE, FL	18
House of Blues—Orlando		House of Blues	6-year lease that expires September 30, 2019	2,100

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
CLEVELAND—AKRON, OH	19
Blossom Music Center		Amphitheater	15-year lease that expires October 31, 2014	19,600
Jacobs Pavilion at Nautica		Amphitheater	Booking agreement	4,500
Hard Rock Rocksino Northfield Park		Theater	Booking agreement	2,600
House of Blues—Cleveland		House of Blues	20-year lease that expires October 31, 2024	1,200
SACRAMENTO— STOCKTON—MODESTO, CA	20
Sleep Train Amphitheatre—Wheatland		Amphitheater	Owned	18,500
Punch Line Comedy Club—Sacramento		Club	5-year lease that expires December 31, 2017	100
ST. LOUIS, MO	21
Verizon Wireless Amphitheater—St. Louis		Amphitheater	Owned	21,000
The Pageant		Theater	50% equity interest	2,300
PITTSBURGH, PA	23
First Niagara Pavilion		Amphitheater	45-year lease that expires December 31, 2035	23,100
RALEIGH—DURHAM, NC	24
Walnut Creek Amphitheatre		Amphitheater	40-year lease that expires October 31, 2030	20,000
Red Hat Amphitheater		Amphitheater	Booking agreement	5,400
CHARLOTTE, NC	25
PNC Music Pavilion Charlotte		Amphitheater	Owned	18,800
Uptown Amphitheatre at NC Music Factory		Amphitheater	10-year lease that expires June 12, 2019	5,000
The Fillmore Charlotte		Theater	10-year lease that expires June 12, 2019	2,000
INDIANAPOLIS, IN	26
Klipsch Music Center		Amphitheater	Owned	24,400
Farm Bureau Insurance Lawn at White River State Park		Amphitheater	Booking agreement	6,000
Murat Theatre at Old National Centre		Theater	50-year lease that expires September 4, 2045	2,500
Vogue		Club	Booking agreement	1,000
BALTIMORE, MD	27
Baltimore Soundstage		Club	Booking agreement	700
SAN DIEGO, CA	28
Sleep Train Amphitheatre—Chula Vista		Amphitheater	20-year lease that expires October 31, 2023	19,500
SDSU Open Air Theatre		Amphitheater	Booking agreement	4,800
Viejas Arena		Arena	Booking agreement	12,500
Pechanga Theater		Theater	Booking agreement	1,200
House of Blues San—Diego		House of Blues	15-year lease that expires May 31, 2020	1,100

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
HARTFORD—NEW HAVEN, CT	30
Comcast Theatre		Amphitheater	40-year lease that expires September 13, 2034	24,200
Mohegan Sun Arena		Arena	Booking agreement	9,000
Toyota Presents Oakdale Theatre		Theater	Owned	4,600
KANSAS CITY, MO	31
Starlight Theatre		Theater	Booking agreement	8,100
MILWAUKEE, WI	34
Alpine Valley Music Theatre		Amphitheater	21-year management agreement that expires December 31, 2019	35,300
CINCINNATI, OH	35
Riverbend Music Center		Amphitheater	Booking agreement	20,500
PNC Pavilion		Amphitheater	Booking agreement	4,000
Bogart’s		Club	10-year lease that expires January 31, 2023	1,500
WEST PALM BEACH— FORT PIERCE, FL	38
Cruzan Amphitheatre		Amphitheater	10-year lease that expires December 31, 2015	19,300
AUSTIN, TX	40
Austin360 Amphitheater		Amphitheater	Booking agreement	15,000
LAS VEGAS, NV	42
House of Blues—Las Vegas		House of Blues	5-year lease that expires January 1, 2019	1,800
HARRISBURG—LANCASTER— LEBANON—YORK, PA	43
HERSHEYPARK Stadium		Stadium	Booking agreement	30,000
Sands Bethlehem Event Center		Theater	Booking agreement	3,500
BIRMINGHAM, AL	44
Oak Mountain Amphitheatre		Amphitheater	Owned	10,600
NORFOLK—PORTSMOUTH— NEWPORT NEWS, VA	45
Farm Bureau Live at Virginia Beach		Amphitheater	30-year lease that expires December 31, 2025	20,000
ALBUQUERQUE— SANTA FE, NM	47
Isleta Amphitheater		Amphitheater	20-year lease that expires April 16, 2021	12,000
Sandia Casino Amphitheater		Theater	Booking agreement	4,200
LOUISVILLE, KY	49
The Louisville Palace		Theater	Owned	2,700
Mercury Ballroom		Club	10-year lease (currently under construction)	1,000
NEW ORLEANS, LA	51
House of Blues —New Orleans		House of Blues	One building owned and one building under 35-year lease that expires October 31, 2027	1,000

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
BUFFALO, NY	52
Darien Lake Performing Arts Center Concert Series Presented by Tops		Amphitheater	25-year lease that expires October 15, 2020	21,800
WILKES BARRE—SCRANTON, PA	54
Toyota Pavilion at Montage Mountain		Amphitheater	10-year lease that expires December 31, 2021	17,800
ALBANY—SCHENECTADY— TROY, NY	58
Saratoga Performing Arts Center		Amphitheater	5-year lease that expires September 2, 2019	25,200
FLORENCE—MYRTLE BEACH, SC	102
House of Blues—Myrtle Beach		House of Blues	27-year lease that expires May 31, 2025	2,000
YAKIMA—PASCO—RICHLAND— KENNEWICK, WA	124
The Gorge Amphitheatre		Amphitheater	20-year lease that expires October 31, 2023	20,000
WHEELING, WV—STEUBENVILLE, OH	157
Jamboree in the Hills Festival Site		Festival Site	Owned	N/A
LAKE CHARLES, LA	175
L'Auberge Resort Lake Charles Liquid Society		Amphitheater	Booking agreement	5,000
TORONTO, CANADA	N/A
Molson Canadian Amphitheatre		Amphitheater	10-year lease that expires December 31, 2020	16,000
VANCOUVER, CANADA	N/A
Rogers Arena		Arena	Booking agreement	13,000
Commodore Ballroom		Club	20-year lease that expires July 31, 2019	1,100
BIRMINGHAM, ENGLAND	N/A
O2 Academy Birmingham		Theater	27-year lease that expires September 25, 2034	3,000
BOURNEMOUTH, ENGLAND	N/A
O2 Academy Bournemouth		Theater	35-year lease that expires July 17, 2034	1,800
BRIGHTON, ENGLAND	N/A
O2 Academy Brighton		Theater	30-year lease that expires February 15, 2037 (currently not in operation)	2,500
BRISTOL, ENGLAND	N/A
O2 Academy Bristol		Theater	25-year lease that expires December 25, 2023	1,900
LEEDS, ENGLAND	N/A
O2 Academy Leeds		Theater	25-year lease that expires June 23, 2026	2,300
Leeds Festival Site		Festival Site	Owned	N/A

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
LIVERPOOL, ENGLAND	N/A
O2 Academy Liverpool		Theater	34-year lease that expires January 22, 2037	1,200
Nation		Club	3-year lease that expires March 6, 2016	2,900
LONDON, ENGLAND	N/A
O2 Academy Brixton		Theater	98-year lease that expires December 24, 2024	4,900
O2 Academy Shepherds Bush Empire		Theater	Owned	2,000
O2 Academy Islington		Theater	25-year lease that expires June 20, 2028	800
MANCHESTER, ENGLAND	N/A
O2 Apollo Manchester		Theater	Owned	3,500
NEWCASTLE, ENGLAND	N/A
O2 Academy Newcastle		Theater	99-year lease that expires March 24, 2021	2,000
NOTTINGHAM, ENGLAND	N/A
Media		Club	25-year lease agreement that expires on September 30, 2023 (currently not in operation)	1,400
OXFORD, ENGLAND	N/A
O2 Academy Oxford		Theater	25-year lease that expires October 30, 2031	1,000
READING, ENGLAND	N/A
Little John’s Farm		Festival Site	Owned	N/A
SHEFFIELD, ENGLAND	N/A
Motorpoint Arena		Arena	5-year management agreement that expires March 31, 2016	11,300
O2 Academy Sheffield		Theater	35-year lease that expires January 9, 2043	2,400
SOUTHAMPTON, ENGLAND	N/A
O2 Guildhall Southampton		Theater	10-year management agreement that expires February 10, 2023	1,800
AMSTERDAM, THE NETHERLANDS	N/A
Heineken Music Hall		Arena	20-year lease that expires December 31, 2027	5,500
Ziggo Dome		Arena	20-year lease that expires June 1, 2032	15,700
GLASGOW, SCOTLAND	N/A
O2 Academy Glasgow		Theater	Owned	2,500
O2 ABC Glasgow		Theater	40-year lease that expires August 24, 2039	1,600
King Tuts Wah Wah Hut		Club	Owned	300
Universe		Club	25-year lease agreement that expires on July 29, 2017 (currently not in operation)	200
Balado Airfield (T in the Park)		Festival Site	One parcel owned/one parcel under a 1-year lease that expires August 1, 2014	N/A

Market and Venue	DMA® Region Rank (1)	Type of Venue	Live Nation’s Interest	Estimated Seating Capacity
CARDIFF, WALES	N/A
Motorpoint Arena Cardiff		Arena	137-year lease that expires December 25, 2131	6,700
DUBLIN, IRELAND	N/A
The O2 Dublin		Arena	Owned	13,000
Bord Gáis Energy Theatre		Theater	5-year management agreement that expires December 31, 2015	2,000
TURIN, ITALY	N/A
Palasport Olimpico		Arena	30-year management agreement that expires November 25, 2039	12,500
Palavela		Arena	30-year management agreement that expires November 25, 2039	8,300
COPENHAGEN, DENMARK	N/A
Copenhagen Arena		Arena	30-year lease (currently under construction)	12,500

(1)	DMA® region refers to a United States designated market area as of September 28, 2013. At that date, there were 210 DMA®s. DMA® is a registered trademark of Nielsen Media Research, Inc.

The following table summarizes the number of venues by type that we owned, leased, operated, had exclusive booking rights for or had an equity interest in as of December 31, 2013:

Venue Type	Capacity	Owned	Leased	Operated	Exclusive Booking Rights	Equity Interest	Total

Stadium	More than 30,000	—	—	—	1	—	1
Amphitheater	5,000 - 30,000	8	27	6	10	—	51
Arena	5,000 - 20,000	1	3	3	3	—	10
Theater	1,000 - 6,500	7	24	5	11	1	48
Club	Less than 1,000	3	10	—	9	—	22
House of Blues	1,000 - 2,000	2	10	—	—	—	12
Festival Site	N/A	4	—	—	—	—	4
Total active venues		25	74	14	34	1	148

Venues currently under construction		—	3	—	—	—	3

Venues not currently in operation		1	3	—	—	—	4
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
Our main competitors in the live music industry include Anschutz Entertainment Group, or AEG, and C3 Presents, in addition to numerous smaller regional companies and various casinos in North America and Europe. AEG operates under a number of different names including AEG Live, Concerts West, Goldenvoice and The Messina Group. Some of our competitors in the live music industry have a stronger presence in certain markets, have access to other sports and entertainment venues and may have greater financial resources in those markets, which may enable them to gain a greater competitive advantage in relation to us.
In markets where we own or operate a venue, we compete with other venues to serve artists likely to perform in that general region. Consequently, touring artists have various alternatives to our venues when scheduling tours. Our main competitors in venue management include SMG, AEG, The Nederlander Organization and The Bowery Presents, in addition to numerous smaller regional companies in North America and Europe. Some of our competitors in venue management have a greater number of venues in certain markets and may have greater financial resources in those markets.
The ticketing services industry includes the sale of tickets primarily through online channels, but also through telephone, mobile devices and ticket outlets. As online and mobile ticket purchases increase, related ticketing costs generally decrease, which has made it easier for technology-based companies to offer primary ticketing services and standalone, automated ticketing systems that enable venues to perform their own ticketing services or utilize self-ticketing systems. In the online environment, we compete with other websites, online event sites and ticketing companies to provide event information, sell tickets and provide other online services such as fan clubs and artist websites.
We experience competition from other national, regional and local primary ticketing service providers to secure new venues and to reach fans for events. Resale ticketing services and the consolidation of the resale industry, which historically had been more fragmented and consisted of a significant number of local resellers with limited inventory selling through traditional storefronts, has created more aggressive buying of primary tickets whereby brokers are using bot technology to attempt to buy the best tickets when they go on sale. The internet allows fans and other ticket resellers to reach a vastly larger audience through the aggregation of inventory on online resale websites and marketplaces, and provides consumers with more convenient access to tickets for a larger number and greater variety of events. We also face significant and increasing competition from companies that sell self-ticketing systems, as well as from venues that choose to integrate self-ticketing systems into their existing operations or acquire primary ticketing service providers. Our main competitors include primary ticketing companies such as Tickets.com, AXS, Paciolan, Inc., Veritix and CTS Eventim AG, online and event companies such as Eventbrite, eTix and Ticketfly and secondary ticketing companies such as StubHub.
In the artist management business, we compete with other artist managers both at larger talent representation companies, such as Red Light Management, as well as smaller artist management companies and individuals. In the artist services business, we compete with companies typically only involved in one or a few of the services we provide. Some of these competitors include Bravado, Artist Arena and Global Merchandising Services.
Our main competitors at the local market level for sponsorships and advertising dollars include local sports teams, which often offer state of the art venues and strong local media packages, as well as festivals, theme parks and other local events. On the national level, our competitors include the major sports leagues that sell sponsorships combined with significant national media packages.
Government Regulations
We are subject to federal, state and local laws, both domestically and internationally, governing matters such as:

•	construction, renovation and operation of our venues;

•	licensing, permitting and zoning, including noise ordinances;

•	human health, safety and sanitation requirements;

•	the service of food and alcoholic beverages;

•	working conditions, labor, minimum wage and hour, citizenship and employment laws;

•	compliance with the ADA and the DDA;

•	historic landmark rules;

•	compliance with United States Foreign Corrupt Practices Act, the United Kingdom Bribery Act 2010 and similar regulations in other countries;

•	hazardous and non-hazardous waste and other environmental protection laws;

•	sales and other taxes and withholding of taxes;

•	privacy laws and protection of personally identifiable information;

•	marketing activities via the telephone and online; and

•	primary ticketing and ticket resale services.
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
We are required to comply with the laws of the countries we operate in and also the United States Foreign Corrupt Practices Act and the United Kingdom Bribery Act 2010 regarding anti-bribery regulations. These regulations make it illegal for us to pay, promise to pay or receive money or anything of value to, or from, any government or foreign public official for the purpose of directly or indirectly obtaining or retaining business. This ban on illegal payments and bribes also applies to agents or intermediaries who use funds for purposes prohibited by the statute.
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
Intellectual Property
We create, own and distribute intellectual property worldwide. It is our practice to protect our trademarks, brands, copyrights, patents and other original and acquired works, ancillary goods and services. Our trademarks include, among others, the word marks “Live Nation,” “Ticketmaster,” “House of Blues” and “The Fillmore,” as well as the Live Nation, Ticketmaster, House of Blues and The Fillmore logos. We have registered many of our trademarks in numerous foreign countries. We believe that our trademarks and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our services. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights.
Employees
As of December 31, 2013, we had approximately 7,400 full-time employees, including 4,900 in North America and 2,500 international employees, of which approximately 7,200 were employed in our operations departments and approximately 200 were employed in our corporate group.
Our staffing needs vary significantly throughout the year. Therefore, we also employ part-time and/or seasonal employees, primarily for our live music venues. As of December 31, 2013, we employed approximately 5,500 seasonal and/or part-time employees and during peak seasonal periods, particularly in the summer months, we employed as many as 13,000 seasonal employees in 2013. The stagehands at some of our venues and other employees are subject to collective bargaining agreements. Our union agreements typically have a term of three years and thus regularly expire and require negotiation in the course of our business. We believe that we enjoy good relations with our employees and other unionized labor involved in our events, and there have been no significant work stoppages in the past three years. Upon the expiration of any of our collective bargaining agreements, however, we may be unable to renegotiate on terms favorable to us, and our business operations at one or more of our facilities may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating our collective bargaining agreements. In addition, our business operations at one or more of our facilities may also be interrupted as a result of labor disputes by outside unions attempting to unionize a venue even though we do not have unionized labor at that venue currently. A work stoppage at one or more of our owned or operated venues or at our promoted events could have a material adverse effect on our business, results of operations and financial condition. We cannot predict the effect that a potential work stoppage will have on our results of operations.
Executive Officers
Set forth below are the names, ages and current positions of our executive officers and other significant employees as of February 19, 2014.

Name	Age	Position

Michael Rapino	48	President, Chief Executive Officer and Director

Ron Bension	59	President–HOB Entertainment

Joe Berchtold	49	Chief Operating Officer

Mark Campana	56	President–North America Concerts, Regions North

Brian Capo	47	Chief Accounting Officer

Arthur Fogel	60	Chairman–Global Music and President–Global Touring

John Hopmans	55	Executive Vice President–Mergers and Acquisitions and Strategic Finance

Simon Lewis	50	President–Live Nation Europe-Sponsorship and Concerts

John Reid	52	President–Live Nation Europe-Concerts

Alan Ridgeway	47	President–International and Emerging Markets

Bob Roux	56	President–North America Concerts, Regions South

Michael Rowles	48	General Counsel and Secretary

Jared Smith	36	President–Ticketmaster North America

Russell Wallach	48	President–North America Sponsorships

Kathy Willard	47	Chief Financial Officer

Mark Yovich	39	President–Ticketmaster International
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
John Hopmans is our Executive Vice President of Mergers and Acquisitions and Strategic Finance and has served in this capacity since April 2008. Previously, Mr. Hopmans served in several capacities at Scotia Capital including Managing Director, Industry Head, Private Equity Sponsor Coverage and as Managing Director, Industry Head, Diversified Industries after joining them in 1991.

Simon Lewis is President of our Europe Sponsorship and Concerts divisions and has served in this capacity since November 2011. Prior to that, Mr. Lewis was President of our International Sponsorship division and had served in that capacity since joining us in 2003.
John Reid is President of our Europe Concerts division and has served in that capacity since January 2012. Prior to that, Mr. Reid was the Chief Executive Officer of Warner Music Europe and International Marketing from November 2010 to December 2011. From February 2007 to October 2010, Mr. Reid was the Vice Chairman Warner Music International and President Warner Music Continental Europe.
Alan Ridgeway is President of our International and Emerging Markets division and has served in this capacity since November 2011. Prior to that, Mr. Ridgeway was Chief Executive Officer of our International divisions from September 2007 to October 2011. From September 2005 to August 2007, Mr. Ridgeway was our Chief Financial Officer. Mr. Ridgeway has worked for us or our predecessors since 2002.
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
Jared Smith is President of Ticketmaster’s North America division and has served in that capacity since May 2013. Prior to that, Mr. Smith served as Ticketmaster’s Chief Operating Officer from May 2010 to April 2013 and has worked for us or our predecessors since 2003.
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
Mark Yovich is President of Ticketmaster’s International division and has served in this capacity since November 2011. Prior to that, Mr. Yovich served as Executive Vice President and General Manager of our International eCommerce division from January 2010 to October 2011. From 2006 to January 2010, Mr. Yovich served as our Vice President New Media-International Music and worked for us or our predecessors since 2000.
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
ITEM 1A.    RISK FACTORS
You should carefully consider each of the following risks and all of the other information set forth in this Annual Report. The following risks relate principally to our business and operations, our leverage, our common stock, Ticketmaster’s spin-off from IAC and our merger with Ticketmaster. These risks and uncertainties are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of the risks and uncertainties develop into actual events, this could have a material adverse effect on our business, financial condition or results of operations. In that case, the trading price of our common stock could decline.

Risks Relating to Our Business and Operations
Our business is highly sensitive to public tastes and is dependent on our ability to secure popular artists and other live music events, and we and our ticketing clients may be unable to anticipate or respond to changes in consumer preferences, which may result in decreased demand for our services.
Our business is highly sensitive to rapidly changing public tastes and is dependent on the availability of popular artists and events. Our live entertainment business depends in part on our ability to anticipate the tastes of consumers and to offer events that appeal to them. Since we rely on unrelated parties to create and perform at live music events, any unwillingness to tour or lack of availability of popular artists could limit our ability to generate revenue. In particular, there are a limited number of artists that can headline a major North American or global tour or who can sell out larger venues, including many of our amphitheaters. If those artists do not choose to tour, or if we are unable to secure the rights to their future tours, then our business would be adversely affected. Our ticketing business relies on third parties to create and perform live entertainment, sporting and leisure events and to price tickets to such events. Accordingly, our ticketing business’ success depends, in part, upon the ability of these third parties to correctly anticipate public demand for particular events, as well as the availability of popular artists, entertainers and teams. Our artist management business could be adversely affected if the artists it represents do not tour or perform as frequently as anticipated, or if such tours or performances are not as widely attended by fans as anticipated due to changing tastes, general economic conditions or otherwise.
In addition, our live entertainment business typically books our live music tours two to nine months in advance of the beginning of the tour and often agrees to pay an artist a fixed guaranteed amount prior to our receiving any revenue. Therefore, if the public is not receptive to the tour, or we or an artist cancel the tour, we may incur a loss for the tour depending on the amount of the fixed guarantee or incurred costs relative to any revenue earned, as well as revenue we could have earned at booked venues. We have cancellation insurance policies in place to cover a portion of our losses if an artist cancels a tour but it may not be sufficient and is subject to deductibles. Furthermore, consumer preferences change from time to time, and our failure to anticipate, identify or react to these changes could result in reduced demand for our services, which would adversely affect our business, financial condition and results of operations.
Our business depends on relationships between key promoters, executives, agents, managers, artists and clients and any adverse changes in these relationships could adversely affect our business, financial condition and results of operations.
The live music business is uniquely dependent upon personal relationships, as promoters and executives within live music companies such as ours leverage their existing network of relationships with artists, agents and managers in order to secure the rights to the live music tours and events which are critical to our success. Due to the importance of those industry contacts to our business, the loss of any of our promoters, officers or other key personnel could adversely affect our business. Similarly, the artist management business is dependent upon the highly personalized relationship between a manager and an artist, and the loss of a manager may also result in a loss in the artist represented by the manager, which could adversely affect our business. Although we have entered into long-term agreements with many of those individuals described above to protect our interests in those relationships, we can give no assurance that all or any of these key employees or managers will remain with us or will retain their associations with key business contacts, including musical artists.
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
We face intense competition in the live music, ticketing and artist management industries, and we may not be able to maintain or increase our current revenue, which could adversely affect our business, financial condition and results of operations.
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
Our ticketing business faces significant competition from other national, regional and local primary ticketing service providers to secure new and retain existing clients on a continuous basis. Additionally, we face significant and increasing challenges from companies that sell self-ticketing systems and from clients who choose to self-ticket, through the integration of such systems into their existing operations or the acquisition of primary ticket services providers or by increasing sales through venue box offices and season, subscription or group sales. We also face competition in the resale of tickets from online auction websites and resale marketplaces and from other ticket resellers with online distribution capabilities. The advent of new technology, particularly as it relates to online ticketing, has amplified this competition. The intense competition that we face in the ticketing industry could cause the volume of our ticketing services business to decline. As we are also a content provider and venue operator we may face direct competition with our prospective or current primary ticketing clients, who primarily include live event content providers. This direct competition with our prospective or current primary ticketing clients could result in a decline in the number of ticketing clients we have and a decline in the volume of our ticketing business, which could adversely affect our business, financial condition and results of operations.
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
The artist management industry is also a highly competitive industry. There are numerous other artist management companies and individual managers in the United States alone. We compete with these companies and individuals to discover new and emerging artists and to represent established artists. In addition, certain of our arrangements with clients of our artist management business are terminable at will by either party, leading to competition to retain those artists as clients. Competition is intense and may contribute to a decline in the volume of our artist management business, which could adversely affect our business, financial condition and results of operations.
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
Our operating results have been adversely affected by, among other things, variability in ticket sales, event profitability, overhead costs and high amortization of intangibles related to prior acquisitions. We incurred net losses of $36.0 million, $161.9 million and $70.4 million in 2013, 2012 and 2011, respectively. We may face reduced demand for our live music events, our ticketing software and services and other factors that could adversely affect our business, financial condition and results of operations in the future. We cannot predict whether we will maintain profitability in future periods.
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
The following table sets forth our operating income (loss) for the last eight fiscal quarters:

Fiscal Quarter Ended	Operating income (loss)
(in thousands)

March 31, 2012	$(42,803)
June 30, 2012	$42,968
September 30, 2012	$104,515
December 31, 2012	$(126,319)
March 31, 2013	$(33,189)
June 30, 2013	$97,806
September 30, 2013	$126,037
December 31, 2013	$(50,994)
Our success depends, in significant part, on entertainment, sporting and leisure events and economic and other factors adversely affecting such events could have a material adverse effect on our business, financial condition and results of operations.
A decline in attendance at or reduction in the number of live entertainment, sporting and leisure events may have an adverse effect on our revenue and operating income. In addition, during periods of economic slowdown and recession, many consumers have historically reduced their discretionary spending and advertisers have reduced their advertising expenditures. The impact of economic slowdowns on our business is difficult to predict, but they may result in reductions in ticket sales, sponsorship opportunities and our ability to generate revenue. The risks associated with our businesses may become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in attendance at live entertainment, sporting and leisure events. Many of the factors affecting the number and availability of live entertainment, sporting and leisure events are beyond our control. For instance, certain sports leagues have recently had labor disputes leading to threatened or actual player lockouts. Any such lockouts that result in shortened or canceled seasons would adversely impact our business to the extent that we provide ticketing services to the affected teams both due to the loss of games and ticketing opportunities as well as the possibility of decreased attendance following such a lockout due to adverse fan reaction.

Our business depends on discretionary consumer and corporate spending. Many factors related to corporate spending and discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment, fuel prices, interest and tax rates and inflation can significantly impact our operating results. Business conditions, as well as various industry conditions, including corporate marketing and promotional spending and interest levels, can also significantly impact our operating results. These factors can affect attendance at our events, premium seat sales, sponsorship, advertising and hospitality spending, concession and merchandise sales, as well as the financial results of sponsors of our venues, events and the industry. Negative factors such as challenging economic conditions, public concerns over terrorism and security incidents, particularly when combined, can impact corporate and consumer spending, and one negative factor can impact our results more than another. There can be no assurance that consumer and corporate spending will not be adversely impacted by current economic conditions, or by any future deterioration in economic conditions, thereby possibly impacting our operating results and growth.
We operate in international markets which subject us to risks associated with the legislative, judicial, accounting, regulatory, political and economic risks and conditions specific to such markets, which could adversely affect our business, financial condition and results of operations.
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
In foreign countries in which we have operations, a risk exists that our employees, contractors or agents could, in contravention of our policies, engage in business practices prohibited by applicable United States laws and regulations, such as the United States Foreign Corrupt Practices Act, as well as the laws and regulations of other countries prohibiting corrupt payments to government officials such as the United Kingdom Bribery Act 2010. We maintain policies prohibiting such business practices and have in place global anti-corruption compliance programs designed to ensure compliance with these laws and regulations. Nevertheless, we remain subject to the risk that one or more of our employees, contractors or agents, including those based in or from countries where practices that violate such United States laws and regulations or the laws and regulations of other countries may be customary, will engage in business practices that are prohibited by our policies, circumvent our compliance programs and, by doing so, violate such laws and regulations. Any such violations, even if prohibited by our internal policies, could result in fines, criminal sanctions against us and/or our employees, prohibitions on the conduct of our business and damage to our reputation, which could adversely affect our business, financial condition and results of operations.
Exchange rates may cause fluctuations in our results of operations that are not related to our operations.
Because we own assets overseas and derive revenue from our international operations, we may incur currency translation losses or gains due to changes in the values of foreign currencies relative to the United States Dollar. We cannot predict the effect of exchange rate fluctuations upon future operating results. For the year ended December 31, 2013, our international operations accounted for approximately 39% of our revenue. Although we cannot predict the future relationship between the United States Dollar and the currencies used by our international businesses, principally the British Pound, Euro, Australian Dollar and Canadian Dollar, we experienced foreign exchange rate net losses of $2.5 million and $1.3 million in 2012 and 2011, respectively, which increased our net loss. We experienced a foreign exchange rate net gain of $2.7 million in 2013. See Item 7A—Quantitative and Qualitative Disclosures about Market Risk.
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
Such actions by us could adversely affect our results of operations and the price of our common stock.
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
We may not successfully integrate any businesses or technologies we may acquire in the future and may not achieve anticipated revenue and cost benefits. Acquisitions may be expensive, time consuming and may strain our resources. Acquisitions may not be accretive to our earnings and may negatively impact our results of operations as a result of, among other things, expenses to pursue the acquisition and the incurrence of debt. In addition, future acquisitions that we may pursue could result in dilutive issuances of equity securities. Also, the value of goodwill and other intangible assets that currently exist or will be acquired in the future could be impacted by one or more unfavorable events or trends, which could result in impairment charges. The occurrence of any of these events could adversely affect our business, financial condition and results of operations. In addition, we may choose to substantially reduce or discontinue the operations of any of our acquired businesses if we are unsuccessful in meeting these challenges. Any such shut-down could expose us to expenses associated with exiting from existing contracts and terminating employees, and could expose us to certain unknown liabilities that arise following the shut-down.
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
Failure to successfully complete the re-platforming of our Ticketmaster ticketing system in a timely or cost-effective manner could adversely affect our business, financial condition and results of operations.
We are currently in the process of re-platforming our Ticketmaster ticketing system and migrating our international brands and businesses to a common ticketing platform in an attempt to provide consistent and state-of-the-art services across our businesses and to reduce the cost and expense of maintaining multiple systems, which we may not be able to complete in a timely or cost-effective manner. As with any significant capital project, there are numerous factors, many of which are beyond our control, which could influence the ultimate costs and timing of the re-platforming project (for a discussion of these factors, see the risk factor related to costs associated with capital improvements below). Delays or difficulties in making these changes to our ticketing systems, as well as any new or enhanced systems, may limit our ability to achieve the desired results in a timely manner. Similarly, there can be no assurance that the project, once completed, will yield the anticipated benefits. Notwithstanding the current re-platforming project, we may in the future be unable to devote financial resources to new technologies and systems that may become necessary or desirable. If any of the foregoing risks related to the re-platforming of our Ticketmaster ticketing system were to occur, our business, financial condition and results of operations could be adversely impacted.
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
In addition, any penetration of network security or other misappropriation or misuse of personal consumer information and data could cause interruptions in our operations and subject us to increased costs, litigation and other liabilities. Network security issues could lead to claims against us for other misuse of personal information, such as for unauthorized purposes or identity theft, which could result in litigation and financial liabilities, as well as administrative action from governmental authorities. In addition, security breaches or the inability to protect our data could lead to increased incidents of ticketing fraud and counterfeit tickets. Security breaches could also significantly damage our reputation with consumers, ticketing clients and other third parties. It is possible that advances in computer capabilities, new discoveries, undetected fraud, inadvertent violations of company policies or procedures or other developments could result in a compromise of information or a breach of the technology and security processes that are used to protect consumer transaction data. As a result, current security measures may not prevent any or all security breaches. Recently, large retailers and website operators have been the victims of targeted security breaches resulting in the disclosure of large amounts of customer data, including credit card information. We may be required to expend significant capital and other resources to protect against and remedy any potential or existing security breaches and their consequences. We also face risks associated with security breaches affecting third parties with which we are affiliated or with which we otherwise conduct business. Consumers are generally concerned with security and privacy of the internet, and any publicized security problems affecting our businesses and/or those of third parties may discourage consumers from doing business with us, which could have an adverse effect on our business, financial condition and results of operations.
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
Heightened concerns and challenges regarding property, casualty, liability, business interruption and other insurance coverage have resulted from terrorist and related security incidents along with varying weather-related conditions and incidents. As a result, we may experience increased difficulty obtaining high policy limits of coverage at a reasonable cost, including coverage for acts of terrorism and weather-related property damage. We have a material investment in property and equipment at each of our venues, which are generally located near major cities and which hold events typically attended by a large number of fans. We also have a significant investment in technology including our ticketing systems. At December 31, 2013, we had property and equipment with a net book value of $706.8 million.
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
In addition, we enter into various agreements with artists from time to time, including long-term artist rights arrangements. The profitability of those arrangements depends upon those artists’ willingness and ability to continue performing, and we may not be able to obtain sufficient insurance coverage at a reasonable cost to adequately protect us against the death, disability or other failure of such artists to continue engaging in revenue-generating activities under those agreements.
We cannot guarantee that our insurance policy coverage limits, including insurance coverage for property, casualty, liability, artists and business interruption losses and acts of terrorism, would be adequate under the circumstances should one or multiple events occur at or near any of our venues, or that our insurers would have adequate financial resources to sufficiently or fully pay our related claims or damages. We cannot guarantee that adequate coverage limits will be available, offered at a reasonable cost, or offered by insurers with sufficient financial soundness. The occurrence of such an incident or incidents affecting any one or more of our venues could have a material adverse effect on our financial position and future results of operations if asset damage and/or company liability were to exceed insurance coverage limits or if an insurer were unable to sufficiently or fully pay our related claims or damages.
Costs associated with capital improvements could adversely affect our profitability and liquidity.
Growth or maintenance of our existing revenue depends in part on consistent investment in our venues and our technology. Therefore, we expect to continue to make substantial capital improvements to meet long-term increasing demand, improve value and grow revenue. We frequently have a number of significant capital projects underway. Numerous factors, many of which are beyond our control, may influence the ultimate costs and timing of various capital improvements, including:

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
The amount of capital expenditures can vary significantly from year to year. In addition, actual costs could vary materially from our estimates if the factors listed above and our assumptions about the quality of materials, equipment or workmanship required or the cost of financing such expenditures were to change. Construction is also subject to governmental permitting processes which, if changed, could materially affect the ultimate cost. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Uses of Cash.

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

•
compliance with the United States Foreign Corrupt Practices Act, the United Kingdom Bribery Act 2010 and similar regulations in other countries, as more particularly described above under the risk factor related to our international operations;

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
Our results may be affected by the outcome of pending and future litigation. Unfavorable rulings in our legal proceedings, including those described in Note 7—Commitments and Contingent Liabilities to our consolidated financial statements, may have a negative impact on us that may be greater or smaller depending on the nature of the rulings. In addition, we are currently, and from time to time in the future may be, subject to various other claims, investigations, legal and administrative cases and proceedings (whether civil or criminal) or lawsuits by governmental agencies or private parties, as further described in the immediately preceding risk factor. If the results of these investigations, proceedings or suits are unfavorable to us or if we are unable to successfully defend against third-party lawsuits, we may be required to pay monetary damages or may be subject to fines, penalties, injunctions or other censure that could have a material adverse effect on our business, financial condition and results of operations. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could harm our business, financial condition and results of operations.
We depend upon unionized labor for the provision of some of our services and any work stoppages or labor disturbances could disrupt our business; potential union pension obligations could cause us to incur unplanned liabilities.
The stagehands at some of our venues and other employees are subject to collective bargaining agreements. Our union agreements typically have a term of three years and thus regularly expire and require negotiation in the ordinary course of our business. Upon the expiration of any of our collective bargaining agreements, however, we may be unable to negotiate new collective bargaining agreements on terms favorable to us, and our business operations may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating our collective bargaining agreements. In addition, our business operations at one or more of our facilities may also be interrupted as a result of labor disputes by outside unions attempting to unionize a venue even though we do not have unionized labor at that venue currently. A work stoppage at one or more of our owned or operated venues or at our promoted events could have a material adverse effect on our business, financial condition and results of operations. We cannot predict the effect that a potential work stoppage would have on our business.
We participate in, and make recurrent contributions to, various multiemployer pension plans that cover many of our current and former union employees. Our required recurrent contributions to these plans could unexpectedly increase during the term of a collective bargaining agreement due to ERISA laws that require additional contributions to be made when a pension fund enters into critical status, which may occur for reasons that are beyond our control. In addition, we may be required by law to fulfill our pension withdrawal liability with respect to any multiemployer pension plans from which we may withdraw or partially withdraw. Our potential withdrawal liability will increase if a multiemployer pension plan in which we participate has significant underfunded liabilities. Any unplanned multiemployer pension liabilities could have a material adverse effect on our business, financial condition and results of operations.
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
Similar to many companies, we spend significant amounts on advertising, promotional, branding and other marketing campaigns for our live music events, the Live Nation, Ticketmaster, www.ticketmaster.com, www.livenation.com and other brand names and other business activities. Such marketing activities include, among others, promotion of events and ticket sales, premium seat sales, hospitality and other services for our events and venues and advertising associated with our distribution of related merchandise and apparel and costs related to search engine optimization and paid search engine marketing for our ecommerce sites. During 2013, we spent approximately 3.9% of our revenue on marketing, including advertising. There can be no assurance that these marketing or advertising efforts will be successful or will generate revenue or profits.
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
As of December 31, 2013, our total indebtedness, excluding unamortized debt discounts of $24.0 million and including debt premium of $8.6 million was $1.8 billion. Our available borrowing capacity under the revolving portion of our senior secured credit facility at that date was $266.9 million, with outstanding letters of credit of $68.1 million. We may also incur significant additional indebtedness in the future.
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
As of December 31, 2013, $286.0 million of our total indebtedness (excluding interest and unamortized debt discount) is due in 2014, $95.3 million is due in the aggregate for 2015 and 2016, $101.3 million is due in the aggregate for 2017 and 2018 and $1.3 billion is due thereafter. In addition, as of December 31, 2013, we had $2.3 billion in operating lease agreements, of which $119.4 million is due in 2014 and $123.6 million is due in 2015. All long-term debt without a stated maturity date is considered current and is reflected here as due in 2014. See the table in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations and Commitments-Firm Commitments.
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
We rely on distributions and loans from our subsidiaries to meet our payment requirements under our obligations. If our subsidiaries are unable to pay dividends or otherwise make payments to us, we may not be able to make debt service payments on our obligations. We conduct substantially all of our operations through our subsidiaries. Our operating cash flows and consequently our ability to service our debt is therefore principally dependent upon our subsidiaries’ earnings and their distributions of those earnings to us and may also be dependent upon loans or other payments of funds to us by those subsidiaries. Our subsidiaries are separate legal entities and may have no obligation, contingent or otherwise, to pay any amount due pursuant to our obligations or to make any funds available for that purpose. Our foreign subsidiaries generate a portion of our operating cash flows. Although we do not intend to repatriate these funds from our foreign subsidiaries in order to satisfy payment requirements in the United States, we would be required to accrue and pay United States federal and state income taxes on any future repatriations, net of applicable foreign tax credits. These taxes could be substantial and could have a material adverse effect on our financial condition and results of operations. In addition, the ability of our subsidiaries to provide funds to us may be subject to restrictions under our senior secured credit facility and may be subject to the terms of such subsidiaries’ future indebtedness, as well as the availability of sufficient surplus funds under applicable law.
Any inability to fund the significant up-front cash requirements associated with our touring and ticketing businesses could result in the loss of key tours or the inability to secure and retain ticketing clients.
In order to secure a tour, including global tours by major artists, we are often required to advance cash or post a letter of credit to the artist prior to the sale of any tickets for that tour. Additionally, to secure new, or retain existing, ticketing clients, we are often required by the client to make cash advances at the beginning and/or periodically during the term of the agreement. If we do not have sufficient cash on hand or capacity under our senior secured credit facility to advance the necessary cash or post the required letter of credit, for any given tour we would not be able to promote that tour and our touring business would be negatively impacted. Similarly, if we did not have enough cash on hand, or access to cash, required to advance to new ticketing clients or to continue to pay advances under existing ticketing agreements, our ticketing business would be negatively impacted.
Risks Relating to Our Common Stock
We cannot predict the prices at which our common stock may trade.
Our stock price has fluctuated between $7.14 and $19.94 over the past three fiscal years. The market price of our common stock may continue to fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

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
In addition, in the past, some companies that have had volatile market prices for their securities have been subject to securities class action suits filed against them. If a suit were to be filed against us, regardless of the outcome, it could result in substantial legal costs and a diversion of our management’s attention and resources. This could have a material adverse effect on our business, financial condition and results of operations.
Our corporate governance documents, rights agreement and Delaware law may delay, deter or prevent an acquisition of us that stockholders may consider favorable, which could decrease the value of our common stock.
Our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of the board of directors. These provisions include supermajority voting requirements for stockholders to amend our organizational documents and to remove directors as well as limitations on action by our stockholders by written consent. In addition, the board of directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Delaware law, for instance, also imposes some restrictions on mergers and other business combinations between any holder of 15% or more of our outstanding common stock and us. Although we believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics and thereby provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with the board of directors, these provisions apply even if the offer may be considered beneficial by some stockholders.
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
In addition, the terms of our senior secured credit facility provide that the lenders can require us to repay all outstanding indebtedness upon a change of control. These provisions make an acquisition more costly to a potential acquirer. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.
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
We have a large number of shares of common stock outstanding. Sales of a substantial number of shares of our common stock in the public market, or the possibility that these sales may occur, could cause the market price for our common stock to decline. As of December 31, 2013, there were 199.6 million shares of Live Nation common stock outstanding (including 2.2 million shares of unvested restricted stock awards and excluding 0.4 million shares held in treasury), 9.4 million shares of common stock issuable from options currently exercisable at a weighted average exercise price of $14.94 per share and 8.1 million shares issuable from the conversion of our 2.875% convertible notes.
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
In connection with IAC’s spin-off of each of the Spincos, IAC received a private letter ruling from the United States Internal Revenue Service, or IRS, regarding the qualification of these spin-offs as transactions that are generally tax-free for United States federal income tax purposes. IAC’s spin-off of each of the Spincos is referred to collectively as the IAC spin-offs. IAC also received an opinion of counsel regarding certain aspects of the transaction that were not covered by the private letter ruling. Notwithstanding the IRS private letter ruling and opinion of counsel, the IRS could determine that one or more of the IAC spin-offs should be treated as a taxable distribution if it determines that any of the representations, statements or assumptions or undertakings that were included in the request for the IRS private letter ruling are false or have been violated or if it disagrees with the conclusions in the opinion of counsel that are not covered by the IRS ruling. In addition, if any of the representations, statements or assumptions upon which the opinion of counsel was based were or become inaccurate, the opinion may be invalid.

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

Risks Relating to the Merger
In connection with the Merger, we became subject to a court-imposed final judgment placing certain restrictions and obligations on us which could negatively impact our business.
In connection with the Merger, we became subject, through July 2020, to a court-imposed final judgment, or the Final Judgment, that places certain restrictions and obligations on us in order to address the issues the DOJ raised in its antitrust review of the Merger. Pursuant to the Final Judgment, we have agreed to abide by certain behavioral remedies that prevent us from engaging in retaliatory business tactics or improper tying arrangements and to provide periodic reports to the DOJ about our compliance with the Final Judgment.
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
In connection with the Merger we also entered into a consent agreement with the Canadian Competition Commission, or the Canadian Consent Agreement, which has the effect of imposing essentially the same terms as the Final Judgment on our business in Canada. The Canadian Consent Agreement will remain in effect through July 2020. The Canadian Consent Agreement creates similar risks for us, both in terms of creating potential enforcement actions and in limiting us from pursuing certain business practices.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
As of December 31, 2013, we own, operate or lease 85 entertainment venues and 100 other facilities, including office leases, throughout North America and 28 entertainment venues and 85 other facilities internationally. We believe our venues and facilities are generally well-maintained and in good operating condition and have adequate capacity to meet our current business needs. We have a lease ending June 30, 2020 for our corporate headquarters in Beverly Hills, California, used primarily by our executive and domestic operations management staff.
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
ITEM 3.     LEGAL PROCEEDINGS
Information regarding our legal proceedings can be found in Part II—Financial Information—Item 8. Financial Statements and Supplementary Data—Note 7—Commitments and Contingent Liabilities.

PART II—FINANCIAL INFORMATION
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock was listed on the New York Stock Exchange under the symbol “LYV” on December 21, 2005. There were 4,371 stockholders of record as of February 19, 2014. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table presents the high and low sales prices of our common stock on the New York Stock Exchange during the calendar quarter indicated.

	Common Stock Market Price
	High	Low
2012
First Quarter	$11.00	$8.54
Second Quarter	$9.90	$8.10
Third Quarter	$9.76	$8.37
Fourth Quarter	$9.69	$8.16
2013
First Quarter	$12.68	$9.37
Second Quarter	$16.31	$11.76
Third Quarter	$18.93	$15.53
Fourth Quarter	$19.94	$17.16
Dividend Policy
Since the Separation and through December 31, 2013, we have not declared or paid any dividends. We presently intend to retain any future earnings to finance the expansion of our business and to make debt repayments as they become due. Therefore, we do not expect to pay any cash dividends in the foreseeable future. Moreover, the terms of our senior secured credit facility limit the amount of funds that we will have available to declare and distribute as dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of our board of directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, plans for expansion and contractual restrictions with respect to the payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA
The Selected Financial Data should be read in conjunction with Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands except per share data)
Results of Operations Data (1):
Revenue	$6,478,547	$5,819,047	$5,383,998	$5,063,748	$4,181,021
Operating income (loss)	$139,660	$(21,639)	$18,337	$(63,700)	$(52,356)
Loss from continuing operations before income taxes	$(5,137)	$(132,161)	$(96,627)	$(188,654)	$(114,678)
Net loss attributable to common stockholders of Live Nation Entertainment, Inc.	$(43,378)	$(163,227)	$(83,016)	$(228,390)	$(60,179)
Basic and diluted loss from continuing operations attributable to common stockholders of Live Nation Entertainment, Inc.	$(0.22)	$(0.87)	$(0.46)	$(1.36)	$(1.65)
Cash dividends per share	$—	$—	$—	$—	$—

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Balance Sheet Data (1):
Total assets	$5,683,521	$5,290,806	$5,077,344	$5,195,560	$2,341,759
Long-term debt, net (including current maturities)	$1,808,887	$1,740,005	$1,705,261	$1,731,864	$740,069
Redeemable preferred stock	$—	$—	$—	$—	$40,000
_________

(1)	Acquisitions and dispositions significantly impact the comparability of the historical consolidated financial data reflected in this schedule of Selected Financial Data.
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
Executive Overview
In 2013, we continued to deliver growth in revenue, ticket sales, number of fans attending our concerts and operating results. Our revenue increased 11% compared to 2012 driven by an increase in our Concerts segment’s event activity as well as higher sales in our Sponsorship & Advertising segment. The Ticketing segment revenue was also up for the year, despite the revenue received in 2012 related to the London Olympics, driven by strong primary ticket sales in North America for concerts and sporting events as well as higher revenue from our resale business. Ticket sales for the year grew as a result of our strategy to drive attendance in our concert venues, expand our concert portfolio, and grow our core ticketing business, which resulted in an improvement to our operating results over 2012. We are currently in the process of re-platforming our Ticketmaster ticketing system in order to provide state-of-the-art technology services which will result in an improved experience for our fans and better tools and information resources for our venue clients. Once it is complete and rolled out to our clients, this re-platforming will also allow us to improve the efficiency of our ticketing systems and processes and therefore lead to cost reductions in ticketing. Our strategy remains focused on leveraging our leadership position in the live entertainment industry to reach fans through the live concert experience in order to sell more tickets and grow our sponsorship and advertising revenue, while continuing to optimize our cost structure. We believe that as the leading, global live event and ticketing company we are well-positioned to serve artists, teams, fans and venues.
Our Concerts segment delivered a 17% increase in revenue compared to last year through increased amphitheater and arena attendance as well as acquisitions. The number of fans was up 19% globally, driven by the higher amphitheater activity, more events in newer markets like Australia, as well as the growth in our festival and arena businesses in both North America and Europe. Our overall Concerts operating results increased for the year due to improved profitability from this higher activity across the portfolio. In addition, our Concerts operating results were impacted positively by a $24.8 million gain recognized on the disposal of operating assets related to a theater in New York and a $14.1 million insurance recovery for storm damage to one of our venues from Hurricane Sandy. We will continue to look for expansion opportunities, both domestically and internationally, as well as ways to market our events more effectively in order to continue to expand our fan base and geographic reach and to sell more tickets.
Our Ticketing segment revenue for the year increased 2% compared to last year due to higher ticket sales for concert and sporting events in the United States as well as an increase in our resale business. Overall, the number of tickets sold during the year increased 1% due largely to higher ticket sales domestically. Tickets sold through our mobile applications nearly doubled as compared to last year as we implemented new features in 2013 that are expected to drive further expansion of mobile ticket transactions. Globally for the year, 14% of our total tickets were sold via mobile devices. Ticketing operating results for the year were driven by strong domestic ticket sales, including those for our owned or operated venues, as well as increased activity in our resale business. Despite the increased revenue and ticket sales, our overall operating income was down due to higher costs from investments in our technology platforms and increased amortization of non-recoupable ticketing advances in 2013. We will continue to invest in a variety of initiatives aimed at improving the ticket buying process and overall fan and venue client experience.
Our Artist Nation segment revenue decreased 12% for the year as compared to last year primarily due to the decision in July of this year by the Concerts segment to expand their premium ticket packages and no longer outsource VIP ticket sales to Artist Nation. Lower amortization in 2013, primarily due to a $62.7 million impairment of intangibles recognized in 2012, partially offset by higher compensation expenses led to a year-over-year improvement in operating results for the segment. Our Artist Nation segment is focused on serving our existing artists as well as developing new relationships with top artists and extending the various services we provide.
Our Sponsorship & Advertising segment revenue increased 15% over the prior year driven by higher sponsorship revenue generated from festivals and custom events as well as higher online advertising revenue. Overall operating income improved 10% for the year driven by the higher sales. An increase in custom events in North America, which have higher direct costs, as well as higher fixed costs for Sponsorship & Advertising led to the slight reduction in operating margins. Our extensive on-site and online reach, global venue distribution network, artist relationships and ticketing operations are the key to securing long-term sponsorship agreements with major brands and we continue to expand these assets while extending further into new markets internationally.
Overall, our net loss for the year was impacted by a loss on extinguishment of debt of $36.3 million due to the redemption of our 8.125% senior notes through the issuance of additional notes under our existing 7% senior notes and the refinancing of and amendment to our senior secured credit facility. Partially offsetting the loss on extinguishment of debt was a reduction of interest expense for the year resulting from the redemptions of our 10.75% senior notes in 2012 and our 8.125% senior notes in 2013 through the issuance of 7% senior notes in both years.
We continue to be optimistic about the long-term potential of our company and are focused on the key elements of our business model - expand our concert platform, drive conversion of ticket sales through social and mobile channels, grow our sponsorship and online revenue, sell more tickets for our Ticketmaster clients, both primary and secondary, while driving reductions in the ticketing cost structure and continue to align our artist management group with our other core businesses.
Segment Overview
Our reportable segments are Concerts, Ticketing, Artist Nation and Sponsorship & Advertising.
Concerts
Our Concerts segment principally involves the global promotion of live music events in our owned or operated venues and in rented third-party venues, the operation and management of music venues and the production of music festivals across the world. While our Concerts segment operates year-round, we experience higher revenue during the second and third quarters due to the seasonal nature of shows at our outdoor amphitheaters and festivals, which primarily occur May through September. Revenue and related costs for events are generally deferred and recognized when the event occurs. All advertising costs incurred during the year for shows in future years are expensed at the end of the year.

To judge the health of our Concerts segment, we primarily monitor the number of confirmed events in our network of owned or operated and third-party venues, talent fees, average paid attendance and advance ticket sales. In addition, at our owned or operated venues, we monitor attendance, ancillary revenue per fan and premium ticket sales. For business that is conducted in foreign markets, we also compare the operating results from our foreign operations to prior periods on a constant currency basis.
Ticketing
The Ticketing segment is primarily an agency business that sells tickets for events on behalf of its clients and retains a convenience charge and order processing fee for its services. We sell tickets through websites, telephone, mobile apps and ticket outlets. Our ticketing sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon scheduling by our clients. Our Ticketing segment also manages our online activities including enhancements to our websites and bundling product offerings. Through our websites, we sell tickets to our own events as well as tickets for our ticketing clients and provide event information. Revenue related to ticketing service charges are recognized when the ticket is sold except for our own events where we control ticketing and then the revenue is deferred and recognized as the event occurs.
To judge the health of our Ticketing segment, we primarily review the gross transaction value and the number of tickets sold through our ticketing operations, average convenience charges and order processing fees, the number of clients renewed or added and the average royalty rate paid to clients who use our ticketing services. In addition, we review the number of visits to our websites, the overall number of customers in our database, the number of tickets sold via mobile apps and through our secondary offerings along with the revenue related to the sale of other products on our websites. For business that is conducted in foreign markets, we also compare the operating results from our foreign operations to prior periods on a constant currency basis.
Artist Nation
The Artist Nation segment primarily provides management services to music artists in exchange for a commission on the earnings of these artists. Our Artist Nation segment also sells merchandise associated with music artists at live performances, to retailers and directly to consumers via the internet. Revenue earned from our Artist Nation segment is impacted to a large degree by the touring schedules of the artists we represent and generally, we experience higher revenue during the second and third quarters as the period from May through September tends to be a popular time for touring events.
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

Consolidated Results of Operations

	Year Ended December 31,			% Change 2013 vs 2012	% Change 2012 vs 2011
	2013	2012	2011
	(in thousands)
Revenue	$6,478,547	$5,819,047	$5,383,998	11%	8%
Operating expenses:
Direct operating expenses	4,680,507	4,151,277	3,789,488	13%	10%
Selling, general and administrative expenses	1,226,892	1,143,632	1,111,969	7%	3%
Depreciation and amortization	368,923	429,557	343,018	(14)%	25%
(Gain) loss on disposal of operating assets	(38,259)	(514)	978	*	*
Corporate expenses	94,385	113,364	112,157	(17)%	1%
Acquisition transaction expenses	6,439	3,370	8,051	*	*
Operating income (loss)	139,660	(21,639)	18,337	*	*
Operating margin	2.2%	(0.4)%	0.3%
Interest expense	111,659	123,740	120,414
Loss (gain) on extinguishment of debt	36,269	(460)	—
Interest income	(5,071)	(4,170)	(4,215)
Equity in earnings of nonconsolidated affiliates	(856)	(9,921)	(7,742)
Other expense, net	2,796	1,333	6,507
Loss before income taxes	(5,137)	(132,161)	(96,627)
Income tax expense (benefit)	30,878	29,736	(26,224)
Net loss	(36,015)	(161,897)	(70,403)
Net income attributable to noncontrolling interests	7,363	1,330	12,613
Net loss attributable to common stockholders of Live Nation Entertainment, Inc.	$(43,378)	$(163,227)	$(83,016)
_________

*	Percentages are not meaningful.

Key Operating Metrics

	Year Ended December 31,
	2013	2012	2011
Concerts (1)
Total estimated events:
North America	15,582	14,942	15,526
International	7,270	6,996	6,718
Total estimated events	22,852	21,938	22,244
Total estimated fans (rounded):
North America	38,009,000	32,079,000	31,060,000
International (2)	21,527,000	17,915,000	16,803,000
Total estimated fans	59,536,000	49,994,000	47,863,000
Ancillary net revenue per attendee:
North America amphitheaters	$18.44	$18.56	$18.11
International festivals	$17.69	$15.55	$16.62
Ticketing (3)
Number of tickets sold (in thousands):
Concerts	76,524	75,372	71,632
Sports	30,059	28,760	27,055
Arts and theater	19,112	19,961	21,891
Family	16,628	15,970	14,248
Other (4)	6,529	7,669	6,541
	148,852	147,732	141,367
Gross transaction value of tickets sold (in thousands)	$9,352,673	$9,146,254	$8,441,230
Number of customers in database (rounded)	129,585,000	119,592,000	110,208,000
Sponsorship & Advertising
Sponsorship revenue (in thousands)	$212,869	$191,773	$179,734
Online advertising revenue (in thousands)	$71,823	$56,148	$51,057
 _________

(1)
Events generally represent a single performance by an artist. Fans generally represent the number of people who attend an event. Festivals are counted as one event in the quarter in which the festival begins but number of fans is based on the days the person was present at the festival and thus can be reported in multiple quarters. Events and fan attendance metrics are estimated each quarter.

(2)
In prior years, estimated fans for international festivals was based on the number of fans who purchased a ticket.  In 2013, we are reporting estimated fans for international festivals based on the number of fans who attend the festival to be consistent with all other events.  Prior period amounts have been adjusted to reflect the current period presentation.  This adjustment resulted in increases in estimated fans of approximately 1.2 million and 1.1 million for the years ended December 31, 2012 and 2011, respectively.

(3)
The number and gross transaction value of tickets sold includes primary tickets only and excludes tickets sold for the 2012 Olympics. These metrics include tickets sold during the period regardless of event timing except for our promoted events in our owned or operated venues and in certain European territories where these tickets are reported as the events occur. The total number of tickets sold reported above for 2013, 2012 and 2011 excludes approximately 250 million, 255 million and 256 million, respectively, of tickets sold using our Ticketmaster systems, through season seat packages and our venue clients’ box offices, for which we do not receive a fee.

(4)	Other category includes tickets for comedy shows, facility tours, donations, lectures, seminars and cinemas.

Revenue
Our revenue increased $659.5 million, or 11%, during the year ended December 31, 2013 as compared to the prior year. The overall increase in revenue was primarily due to an increase in our Concerts segment of $646.8 million. Excluding the decrease of approximately $3.9 million related to the impact of changes in foreign exchange rates, revenue increased $663.4 million, or 11%. The impact of changes in foreign exchanges rates was not significant to the segments.
Our revenue increased $435.0 million, or 8%, during the year ended December 31, 2012 as compared to the prior year. The overall increase in revenue was primarily due to increases in our Concerts and Ticketing segments of $364.2 million and $54.7 million, respectively. Excluding the decrease of approximately $100.4 million related to the impact of changes in foreign exchange rates, revenue increased $535.4 million, or 10%.
More detailed explanations of these changes are included in the applicable segment discussions below.
Direct operating expenses
Our direct operating expenses increased $529.2 million, or 13%, during the year ended December 31, 2013 as compared to the prior year. The overall increase in direct operating expenses was primarily due to an increase in our Concerts segment of $555.0 million. Excluding the decrease of approximately $3.2 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $532.4 million, or 13%. The impact of changes in foreign exchanges rates was not significant to the segments.
Our direct operating expenses increased $361.8 million, or 10% during the year ended December 31, 2012 as compared to the prior year. The overall increase in direct operating expenses was primarily due to increases in our Concerts and Ticketing segments of $328.5 million and $32.7 million, respectively. Excluding the decrease of approximately $77.4 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $439.2 million, or 12%.
Direct operating expenses include artist fees, event production costs, ticketing client royalties, show-related marketing and advertising expenses, along with other costs.
More detailed explanations of these changes are included in the applicable segment discussions below.
Selling, general and administrative expenses
Our selling, general and administrative expenses increased $83.3 million, or 7%, during the year ended December 31, 2013 as compared to the prior year. The overall increase in selling, general and administrative expenses was primarily due to an increase in our Concerts segment of $63.0 million. Excluding the decrease of approximately $0.3 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $83.6 million, or 7%. The impact of changes in foreign exchanges rates was not significant to the segments.
Our selling, general and administrative expenses increased $31.7 million, or 3%, during the year ended December 31, 2012 as compared to the prior year. The overall increase in selling, general and administrative expenses was primarily due to an increase in our Concerts segment of $34.1 million. Excluding the decrease of approximately $15.1 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $46.8 million, or 4%.
More detailed explanations of these changes are included in the applicable segment discussions below.
Depreciation and amortization
Depreciation and amortization decreased $60.6 million, or 14%, during the year ended December 31, 2013 as compared to the prior year. The overall decrease in depreciation and amortization was primarily due to decreases in our Concerts and Artist Nation segments of $13.2 million and $73.1 million, respectively, offset partially by an increase in our Ticketing segment of $24.9 million. There was no significant impact of changes in foreign exchange rates on depreciation and amortization.
Our depreciation and amortization increased $86.5 million, or 25%, during the year ended December 31, 2012 as compared to the prior year. The overall increase in depreciation and amortization was primarily due to increases in our Concerts and Artist Nation segments of $13.1 million and $65.3 million, respectively. Excluding the decrease of approximately $2.4 million related to the impact of changes in foreign exchange rates, depreciation and amortization expense increased $88.9 million, or 26%.
More detailed explanations of these changes are included in the applicable segment discussions below.

Gain on disposal of operating assets
Gain on disposal of operating assets for the year ended December 31, 2013 was $38.3 million consisting primarily of a $24.8 million gain recognized in our Concerts segment from the May 2013 sale of a theater in New York. In addition, we recognized a gain in our Concerts segment of $14.1 million in connection with insurance recoveries for storm damage sustained to an amphitheater located in New York.
Corporate expenses
Corporate expenses decreased $19.0 million, or 17%, during the year ended December 31, 2013 as compared to the prior year primarily from a reduction in stock-based compensation and expense related to payments on the Trust Note due to the resignation of an executive on December 31, 2012.
Acquisition transaction expenses
Acquisition transaction expenses were $6.4 million, $3.4 million and $8.1 million during the years ended December 31, 2013, 2012 and 2011, respectively. All years include current year acquisition costs that vary based on the size and number of acquisitions in the year and ongoing litigation costs relating to the Merger. In addition, 2011 was reduced by changes in the fair-value of acquisition-related contingent consideration.
Interest expense
Interest expense decreased $12.1 million, or 10%, during the year ended December 31, 2013 as compared to the prior year primarily due to lower interest cost driven by the August 2012 redemption of the 10.75% senior notes and the August 2013 redemption of the 8.125% senior notes offset by the interest costs from the 7% senior notes issued in August 2012 and 2013.
Interest expense increased $3.3 million, or 3%, for the year ended December 31, 2012 as compared to the prior year primarily due to additional term loan B borrowings under our senior secured credit facility and the costs related to the issuance in 2012 of the 7% senior notes and redemption of the 10.75% senior notes.
Our debt balances and weighted-average cost of debt, excluding unamortized debt discounts of $24.0 million and including debt premium of $8.6 million, were $1.8 billion and 4.3%, respectively, at December 31, 2013.
Loss (gain) on extinguishment of debt
We recorded a loss on extinguishment of debt of $36.3 million for the year ended December 31, 2013 in connection with the refinancing of the term loans under our senior secured credit facility and the redemption of our 8.125% senior notes in August 2013. These obligations were paid with proceeds from incremental term loans under our amended senior secured credit facility and the issuance of additional 7% senior notes.
Equity in earnings of nonconsolidated affiliates
Equity in earnings of nonconsolidated affiliates decreased $9.1 million during the year ended December 31, 2013 as compared to the prior year primarily due to impairment charges of $9.2 million recorded in 2013 related to investments in a concert promoter located in Europe and an ecommerce business.
Other expense, net
Other expense includes the impact of changes in foreign exchange rates of $2.8 million and $5.1 million in net losses for 2013 and 2011, respectively, and a net gain of $1.4 million for 2012.
Income taxes
For 2013, we had a net tax expense of $30.9 million on a loss before income taxes of $5.1 million compared to a net tax expense of $29.7 million on a loss before income taxes of $132.2 million for 2012. In 2013, income tax expense primarily included $27.8 million related to tax expense for foreign entities and $3.9 million current tax expense for state and local income taxes. The net increase in 2013 tax expense as compared to 2012 is principally due to higher earnings attributable to the 2012 acquisitions of foreign entities.
Our 2012 effective tax rate of (22)% represented a net tax expense of $29.7 million on a loss before income taxes of $132.2 million compared to our 2011 effective tax rate of 27% which represented a net tax benefit of $26.2 million on a loss before income taxes of $96.6 million for the years ended December 31, 2012 and 2011, respectively. In 2012, income tax expense included $19.5 million related to tax expense for foreign entities, $3.9 million current tax expense for state and local income taxes, $4.0 million deferred state income tax primarily related to blended state rate changes and other tax expense of approximately $2.3 million. The net increase in 2012 tax expense as compared to 2011 is principally driven by the 2011 valuation allowance release of $39.5 million related to the federal tax consolidation in 2011 of Front Line with the Company’s other domestic operations.

Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests increased $6.0 million during the year ended December 31, 2013 as compared to the prior year primarily due to improved operating results from certain artist management businesses driven by an impairment in 2012 offset partially by lower operating results from certain concert promotion businesses.
Net income attributable to noncontrolling interests decreased $11.3 million during the year ended December 31, 2012 as compared to the prior year primarily due to reduced operating results of certain artist management businesses resulting from an impairment of a client/vendor relationship intangible in 2012.
Concerts Results of Operations
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Year Ended December 31,			% Change 2013 vs 2012	% Change 2012 vs 2011
	2013	2012	2011
	(in thousands)
Revenue	$4,517,191	$3,870,371	$3,506,188	17%	10%
Direct operating expenses	3,829,991	3,274,951	2,946,410	17%	11%
Selling, general and administrative expenses	632,614	569,570	535,500	11%	6%
Depreciation and amortization	132,386	145,552	132,441	(9)%	10%
Gain on disposal of operating assets	(38,927)	(453)	(880)	*	*
Acquisition transaction expenses	723	847	(2,286)	*	*
Operating loss	$(39,596)	$(120,096)	$(104,997)	67%	(14)%
Operating margin	(0.9)%	(3.1)%	(3.0)%
Adjusted operating income **	$60,326	$31,364	$30,275	92%	4%
_______

*	Percentages are not meaningful.
**	AOI is defined and reconciled to operating income (loss) below.
Year Ended 2013 Compared to Year Ended 2012
Concerts revenue increased $646.8 million, or 17%, during the year ended December 31, 2013 as compared to the prior year partially due to incremental revenue of $144.7 million from the acquisitions of various festival promoters. In addition, revenue increased due to more shows and higher average attendance in our arenas globally and North America owned or operated amphitheaters, increased shows in third-party stadiums globally and expansion of premium ticket package sales. These increases were partially offset by less global touring activity.
Concerts direct operating expenses increased $555.0 million, or 17%, during the year ended December 31, 2013 as compared to the prior year partially due to incremental direct operating expenses of $162.1 million from acquisitions. In addition, we incurred higher expenses associated with the additional shows and tickets sold as discussed above. These increases were partially offset by reduced global touring activity.
Concerts selling, general and administrative expenses increased $63.0 million, or 11%, during the year ended December 31, 2013 as compared to the prior year primarily due to higher compensation costs associated with improved operating results and increased headcount along with incremental expenses of $8.4 million from the acquisitions noted above.
Concerts depreciation and amortization decreased $13.2 million, or 9%, during the year ended December 31, 2013 as compared to the prior year primarily due to higher impairments of intangible assets in 2012. We recorded impairment charges of $8.6 million in 2013 primarily associated with venue management and leasehold intangible assets as compared to impairment charges of $26.9 million in 2012 primarily related to revenue-generating contract intangibles. In each case, it was determined that the estimated undiscounted cash flows associated with the respective intangible asset was less than its carrying value. This decrease was partially offset by additional amortization associated with recent acquisitions and $6.7 million of accelerated amortization recorded in 2013 resulting from a change in the estimated life of certain venue management and leasehold intangible assets.

Concerts gain on disposal of operating assets of $38.9 million for the year ended December 31, 2013 is primarily due to a $24.8 million gain on sale of a theater in New York and a $14.1 million insurance recovery for storm damage to an amphitheater in New York during Hurricane Sandy in 2012.
The decreased operating loss for Concerts for the year ended December 31, 2013 was primarily driven by more shows and higher average attendance, reduced amortization expense and the gain on disposal of operating assets. These increases were partially offset by higher compensation costs related to the improved operating results.
Year Ended 2012 Compared to Year Ended 2011
Concerts revenue increased $364.2 million, or 10%, during the year ended December 31, 2012 as compared to the prior year. Excluding the decrease of $80.2 million related to the impact of changes in foreign exchange rates, revenue increased $444.4 million, or 13%, partially due to incremental revenue of $105.4 million resulting from acquisitions in 2012 of a concert promoter in Australia and a festival promoter in the United Kingdom. In addition, revenue increased due to higher activity from global tours, more shows and higher per show attendance at our North America owned or operated amphitheaters, third-party stadiums and theaters and clubs and increased festival activity resulting from new events and higher attendance.
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
Concerts selling, general and administrative expenses increased $34.1 million, or 6%, during the year ended December 31, 2012 as compared to the prior year. Excluding the decrease of $9.5 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $43.6 million, or 8%, resulting primarily from incremental costs of $6.8 million from the acquisitions noted above and $12.4 million from expansion of our business in Asia and the opening of new venues, such as Ziggo Dome in the Netherlands. We also had higher legal defense costs from various cases and increased compensation costs related to improved performance along with annual inflationary increases.
Concerts depreciation and amortization increased $13.1 million, or 10%, during the year ended December 31, 2012 as compared to the prior year primarily due to higher amortization associated with impairments of intangible assets, additional definite-lived intangible amortization of $7.1 million associated with recent acquisitions and $3.7 million related to the acceleration of amortization resulting from a change in the estimated useful life of a venue management and leasehold intangible asset. In 2012, we recorded impairment charges of $26.9 million primarily related to revenue-generating contract intangibles as compared to $14.1 million of impairment charges recorded in 2011 related to client/vendor relationships, revenue-generating contracts and venue management and leasehold intangibles. In each case, it was determined that the estimated undiscounted cash flows associated with the respective intangible asset was less than its carrying value. These increases were partially offset by lower depreciation due to $10.0 million of property, plant and equipment impairment charges recorded in 2011 for two amphitheaters, a theater and a club. There were no significant impairment charges for property, plant and equipment recorded during 2012.
Concerts acquisition expenses increased $3.1 million during the year ended December 31, 2012 as compared to the prior year primarily due to costs associated with the acquisitions noted above partially offset by 2011 reductions in the fair value of acquisition-related contingent consideration.
The increased operating loss for Concerts was primarily driven by higher advertising costs incurred in 2012 for future events, increased compensation costs and higher amortization partially offset by the improved results of our owned or operated amphitheaters and our global tours.

Ticketing Results of Operations
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Year Ended December 31,			% Change 2013 vs 2012	% Change 2012 vs 2011
	2013	2012	2011
	(in thousands)
Revenue	$1,407,817	$1,374,049	$1,319,343	2%	4%
Direct operating expenses	672,221	651,055	618,382	3%	5%
Selling, general and administrative expenses	442,788	434,310	428,364	2%	1%
Depreciation and amortization	190,801	165,947	158,071	15%	5%
Gain on disposal of operating assets	(4)	(225)	(96)	*	*
Acquisition transaction expenses	245	153	1,314	*	*
Operating income	$101,766	$122,809	$113,308	(17)%	8%
Operating margin	7.2%	8.9%	8.6%
Adjusted operating income **	$298,121	$294,625	$279,045	1%	6%

_________________

*	Percentages are not meaningful.
**	AOI is defined and reconciled to operating income (loss) below.
Year Ended 2013 Compared to Year Ended 2012
Ticketing revenue increased $33.8 million, or 2%, during the year ended December 31, 2013 as compared to the same period of the prior year primarily due to higher domestic primary and resale ticket volumes partially offset by a reduction in fees associated with the 2012 Olympics and lower domestic primary ticket fees resulting from the mix of fee structures on certain domestic primary ticket arrangements.
Ticketing direct operating expenses increased $21.2 million, or 3%, during the year ended December 31, 2013 as compared to the same period of the prior year primarily due to costs related to the higher ticket volumes discussed above. These increases were partially offset by a reduction in expenses associated with the 2012 Olympics and the change in fee structure noted above.
Ticketing selling, general and administrative expenses increased $8.5 million, or 2%, during the year ended December 31, 2013 as compared to the same period of the prior year primarily due to increased compensation costs driven by the re-platforming of our ticketing systems and increased costs associated with the renewal of the National Football League and National Hockey League ticketing agreements. These increases were partially offset by legal settlements received from insurance carriers.
Ticketing depreciation and amortization increased $24.9 million, or 15%, during the year ended December 31, 2013 as compared to the same period of the prior year primarily due to higher amortization of non-recoupable contract advances.
Ticketing operating income decreased for the year ended December 31, 2013 primarily due to increased compensation expenses associated with the re-platforming of our ticketing systems, increased amortization noted above and the reduction associated with the 2012 Olympics. These increases were partially offset by increases in primary and resale ticket volumes noted above.
Year Ended 2012 Compared to Year Ended 2011
Ticketing revenue increased $54.7 million, or 4%, during the year ended December 31, 2012 as compared to the prior year. Excluding the decrease of $14.8 million related to the impact of changes in foreign exchange rates, revenue increased $69.5 million, or 5%, primarily due to higher primary ticket sales for concert and sporting events and fees for the 2012 Olympics, increased resale volume and $8.7 million in incremental revenue primarily from acquisitions in 2011 of smaller ticketing companies located in Spain and Washington D.C. These increases were partially offset by a reduction in primary and resale ticket sales associated with the National Hockey League strike in 2012.
Ticketing direct operating expenses increased $32.7 million, or 5%, during the year ended December 31, 2012 as compared to the prior year. Excluding the decrease of $6.3 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $39.0 million, or 6%, primarily due to additional costs associated with the increase in ticket sales noted above and incremental direct operating expenses of $3.8 million resulting from acquisitions.
Ticketing selling, general and administrative expenses increased $5.9 million, or 1%, during the year ended December 31, 2012 as compared to the prior year. Excluding the decrease of $5.4 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $11.3 million, or 3%, primarily due to increased headcount and other expenses associated with the investment in our technology platform and incremental costs of $7.2 million related to acquisitions. These increases were partially offset by an accrual in the third quarter of 2011 related to a legal settlement.
Ticketing depreciation and amortization increased $7.9 million, or 5%, during the year ended December 31, 2012 as compared to the prior year, primarily due to increased amortization related to non-recoupable venue contract advances and higher depreciation from our investment in our technology platform.
The increase in operating income for Ticketing was primarily due to improved primary ticket sales and resale volume partially offset by costs associated with our investment to enhance our ticketing platform.
Artist Nation Results of Operations
Our Artist Nation segment operating results were, and discussions of significant variances are, as follows:

	Year Ended December 31,			% Change 2013 vs 2012	% Change 2012 vs 2011
	2013	2012	2011
	(in thousands)
Revenue	$352,947	$399,940	$393,129	(12)%	2%
Direct operating expenses	218,113	263,896	260,884	(17)%	1%
Selling, general and administrative expenses	103,304	99,786	113,199	4%	(12)%
Depreciation and amortization	42,613	115,696	50,412	(63)%	*
Loss (gain) on disposal of operating assets	665	(42)	1,264	*	*
Acquisition transaction expenses	3	1,163	(7,758)	*	*
Operating loss	$(11,751)	$(80,559)	$(24,872)	85%	*
Operating margin	(3.3)%	(20.1)%	(6.3)%
Adjusted operating income **	$32,084	$38,134	$47,178	(16)%	(19)%

_______

*	Percentages are not meaningful.
**	AOI is defined and reconciled to operating income (loss) below.
Year Ended 2013 Compared to Year Ended 2012
Artist Nation revenue decreased $47.0 million, or 12%, during the year ended December 31, 2013 as compared to the prior year primarily from the decision in July of this year by the Concerts segment to expand their premium ticket packages and no longer outsource VIP ticket sales to Artist Nation along with a reduction in management revenue for the departure of certain artist managers. This decrease was partially offset by incremental revenue of $5.2 million resulting from the acquisition of a production services company in July 2012 along with several artist management companies.
Artist Nation direct operating expenses decreased $45.8 million, or 17%, during the year ended December 31, 2013 as compared to the prior year primarily due to a reduction in costs associated with the VIP ticket sales decline discussed above.
Artist Nation depreciation and amortization decreased $73.1 million, or 63%, during the year ended December 31, 2013 as compared to the prior year primarily due to higher impairments of intangible assets in 2012 in the management business. We recorded impairment charges, primarily associated with client/vendor relationship intangible assets, of $2.0 million in 2013 compared to $62.7 million in 2012.
The decreased operating loss for Artist Nation for the year ended December 31, 2013 was primarily driven by the lower amortization expense.

Year Ended 2012 Compared to Year Ended 2011
Artist Nation revenue increased $6.8 million, or 2%, during the year ended December 31, 2012 as compared to the prior year primarily due to increased sales of VIP tickets and incremental revenue of $9.5 million resulting from the acquisition of a merchandising company located in Australia in October 2011. These increases were partially offset by reduced tour merchandise sales and the transition of the online fan club activity to the Ticketing segment in 2011.
Artist Nation direct operating expenses increased $3.0 million, or 1%, during the year ended December 31, 2012 as compared to the prior year primarily due to higher costs for VIP ticket packages and incremental direct operating expenses of $8.4 million resulting from the acquisition noted above. These increases were partially offset by lower costs for tour merchandise due to reduced sales and the transition of the online fan club activity noted above.
Artist Nation selling, general and administrative expenses decreased $13.4 million, or 12%, during the year ended December 31, 2012 as compared to the prior year primarily due to $24.4 million of stock-based compensation expense recorded in the first quarter of 2011 related to the acquisition of certain of the remaining interests in Front Line partially offset by incremental costs of $5.5 million related to the departure of a former executive, $1.9 million resulting from the acquisition above and higher compensation-related costs related to the management business.
Artist Nation depreciation and amortization increased $65.3 million during the year ended December 31, 2012 as compared to the prior year primarily due to an impairment charge of $62.7 million related to certain client/vendor relationship intangibles in the management business based on current expectations related to future cash flows on this business.
Artist Nation loss on sale of operating assets decreased $1.3 million during the year ended December 31, 2012 as compared to the prior year primarily due to the sale of an artist management company in January 2011.
Artist Nation acquisition transaction expenses increased $8.9 million for the year ended December 31, 2012 as compared to the prior year primarily due to reductions in 2011 in the fair value of acquisition-related contingent consideration.
The increased operating loss for Artist Nation was driven by the impairment of certain client/vendor relationship intangibles in 2012 partially offset by lower stock-based compensation expense from the 2011 acquisitions.
Sponsorship & Advertising Results of Operations
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Year Ended December 31,			% Change 2013 vs 2012	% Change 2012 vs 2011
	2013	2012	2011
	(in thousands)
Revenue	$284,692	$247,921	$230,791	15%	7%
Direct operating expenses	45,021	34,738	33,682	30%	3%
Selling, general and administrative expenses	45,618	38,198	32,787	19%	17%
Depreciation and amortization	2,351	1,187	483	*	*
Acquisition transaction expenses	64	—	—	*	*
Operating income	$191,638	$173,798	$163,839	10%	6%
Operating margin	67.3%	70.1%	71.0%
Adjusted operating income **	$194,807	$175,619	$165,081	11%	6%
_______

*	Percentages are not meaningful.
**	AOI is defined and reconciled to operating income (loss) below.
Year Ended 2013 Compared to Year Ended 2012
Sponsorship & Advertising revenue increased $36.8 million, or 15%, during the year ended December 31, 2013 as compared to the prior year due to growth in online advertising, new sponsorship agreements globally, expansion of existing sponsorship arrangements and increased custom events. In addition, incremental revenue of $4.3 million resulting from sponsorships associated with recent acquisitions of festival promoters contributed to the increase.

Sponsorship & Advertising direct operating expenses increased $10.3 million, or 30%, during the year ended December 31, 2013 as compared to the prior year primarily driven by increased revenue and, in certain cases, higher fulfillment costs related to custom events.
Sponsorship & Advertising selling, general and administrative expenses increased $7.4 million, or 19%, during the year ended December 31, 2013 as compared to the prior year primarily due to higher compensation costs associated with improved performance and increased headcount to drive additional digital and sponsorship sales.
The increased operating income for the year ended December 31, 2013 was primarily due to higher online advertising and new sponsorship agreements globally partially offset by increased compensation costs.
Year Ended 2012 Compared to Year Ended 2011
Sponsorship & Advertising revenue increased $17.1 million, or 7%, during the year ended December 31, 2012 as compared to the prior year. Excluding the decrease of $5.0 million related to the impact of changes in foreign exchange rates, revenue increased $22.1 million, or 10%, resulting primarily from expansion of existing and new sponsorship agreements, online advertising growth and higher festival sponsorships driven by increased international activity.
Sponsorship & Advertising selling, general and administrative expenses increased $5.4 million, or 17%, during the year ended December 31, 2012 as compared to the prior year primarily related to increased compensation costs due to additional headcount to drive digital and sponsorship sales.
The increased operating income was primarily due to higher sponsorship and online advertising activity, including increased international festival sponsorships.
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

The following table sets forth the reconciliation of adjusted operating income (loss) to operating income (loss):

	Adjusted operating income (loss)	Non-cash and stock- based compensation expense	(Gain) Loss on disposal of operating assets	Depreciation and amortization	Acquisition expenses	Operating income (loss)
			(in thousands)
2013
Concerts	$60,326	$5,740	$(38,927)	$132,386	$723	$(39,596)
Ticketing	298,121	5,313	(4)	190,801	245	101,766
Artist Nation	32,084	554	665	42,613	3	(11,751)
Sponsorship & Advertising	194,807	754	—	2,351	64	191,638
Other and Eliminations	(1,829)	—	7	(1,839)	—	3
Corporate	(78,331)	16,054	—	2,611	5,404	(102,400)
Total	$505,178	$28,415	$(38,259)	$368,923	$6,439	$139,660
2012
Concerts	$31,364	$5,514	$(453)	$145,552	$847	$(120,096)
Ticketing	294,625	6,273	(225)	165,947	(179)	122,809
Artist Nation	38,134	1,876	(42)	115,696	1,163	(80,559)
Sponsorship & Advertising	175,619	634	—	1,187	—	173,798
Other and Eliminations	(1,639)	—	206	(1,654)	—	(191)
Corporate	(78,965)	22,766	—	2,829	12,840	(117,400)
Total	$459,138	$37,063	$(514)	$429,557	$14,671	$(21,639)
2011
Concerts	$30,275	$5,995	$(880)	$132,441	$(2,284)	$(104,997)
Ticketing	279,045	5,607	(96)	158,071	2,155	113,308
Artist Nation	47,178	28,132	1,264	50,412	(7,758)	(24,872)
Sponsorship & Advertising	165,081	763	—	483	(4)	163,839
Other and Eliminations	2,298	—	689	(855)	—	2,464
Corporate	(85,972)	20,148	1	2,466	22,818	(131,405)
Total	$437,905	$60,645	$978	$343,018	$14,927	$18,337

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
Our balance sheet reflects cash and cash equivalents of $1.3 billion at December 31, 2013 and $1.0 billion at December 31, 2012. Included in the December 31, 2013 and 2012 cash and cash equivalents balance is $538.4 million and $441.6 million, respectively, of cash received that includes the face value of tickets sold on behalf of clients and the clients’ share of convenience and order processing charges, or client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to clients on a regular basis. Our foreign subsidiaries held approximately $475.5 million in cash and cash equivalents, excluding client cash, at December 31, 2013. We do not intend to repatriate these funds, but if we did, we would need to accrue and pay United States federal and state income taxes on any future repatriations, net of applicable foreign tax credits. We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is ninety days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects current and long-term debt of $1.8 billion at December 31, 2013 and $1.7 billion at December 31, 2012. Our weighted-average cost of debt, excluding the debt discounts and including the debt premium on our term loans and notes, was 4.3% at December 31, 2013.
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
For our Concerts segment, we generally receive cash related to ticket revenue at our owned or operated venues in advance of the event, which is recorded in deferred revenue until the event occurs. With the exception of some upfront costs and artist deposits, which are recorded in prepaid expenses until the event occurs, we pay the majority of event-related expenses at or after the event.
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
For the term loan A, we are required to make quarterly payments increasing over time from $1.4 million to $13.8 million with the balance due at maturity in August 2018. For the term loan B, we are required to make quarterly payments of $2.4 million with the balance due at maturity in August 2020. The revolving credit facility matures in August 2018. We are also required to make mandatory prepayments of the loans under the credit agreement, subject to specified exceptions, from excess cash flow, and with the proceeds of asset sales, debt issuances and specified other events.
During the year ended December 31, 2013, we made principal payments totaling $487.0 million primarily to lenders electing not to convert their outstanding term loans in connection with the August 2013 amendment. At December 31, 2013, the outstanding balances on the amended term loans, net of discounts, were $1.0 billion. There were no borrowings under the revolving credit facility as of December 31, 2013. Based on our letters of credit of $68.1 million, $266.9 million was available for future borrowings.
7% Senior Notes
In August 2013, we issued an additional $200 million principal amount of notes under the indenture governing our existing 7% senior notes due 2020 with a $9.0 million premium, which increased the total principal amount of such notes outstanding to $425 million. Interest on the notes is payable semi-annually in cash in arrears on March 1 and September 1 of each year and the notes will mature on September 1, 2020. We may redeem some or all of the notes at any time prior to September 1, 2016 at a price equal to 100% of the aggregate principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium using a discount rate equal to the treasury rate plus 50 basis points. We may also redeem up to 35% of the notes from the proceeds of certain equity offerings prior to September 1, 2015, at a price equal to 107% of the principal amount, plus any accrued and unpaid interest. In addition, on or after September 1, 2016, we may redeem at our option some or all of the notes at redemption prices that start at 103.5% of their principal amount, plus any accrued and unpaid interest to the date of redemption. We must make an offer to redeem the notes at 101% of the aggregate principal amount, plus any accrued and unpaid interest to the repurchase date, if we experience certain defined changes of control.
Proceeds from the issuance of the additional 7% senior notes and refinancing of our senior secured credit facility, excluding the outstanding principal amounts for lenders who elected to convert their outstanding term loans, of $802.2 million were used to repay $472.5 million principal amount of our outstanding borrowings under our then existing senior secured credit facility, to repay all of our outstanding 8.125% senior notes due 2018 with a principal amount of $250 million and to pay the related ‘make-whole’ premium on these senior notes and total accrued interest and fees of $35.3 million along with related fees and expenses for the refinancing of $22.0 million, leaving $22.4 million in additional cash for general corporate purposes. We recorded $36.3 million as a loss on extinguishment of debt related to this refinancing.

Other Debt
In June 2012, we entered into an additional debt agreement, where we borrowed $34.2 million of floating rate debt, primarily to fund our operations in Australia.
Debt Covenants
Our amended senior secured credit facility contains a number of covenants and restrictions that, among other things, requires us to satisfy certain financial covenants and restricts our and our subsidiaries’ ability to incur additional debt, make certain investments and acquisitions, repurchase our stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets, merge or consolidate, and pay dividends and make distributions (with the exception of subsidiary dividends or distributions to the parent company or other subsidiaries on at least a pro-rata basis with any noncontrolling interest partners). Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the credit facility becoming immediately due and payable. The amended senior secured credit facility agreement has one covenant, measured quarterly, that relates to total leverage. The consolidated total leverage covenant requires us to maintain a ratio of consolidated total funded debt to consolidated EBITDA (both as defined in the amended credit agreement) of 5.25x over the trailing four consecutive quarters through September 30, 2014. The consolidated total leverage ratio will reduce to 5.0x on December 31, 2014, 4.75x on December 31, 2015 and 4.50x on December 31, 2016.
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
As of December 31, 2013, we believe we were in compliance with all of our debt covenants. We expect to remain in compliance with all of our debt covenants throughout 2014.
Disposals of Assets
During 2013 we received $82.6 million of proceeds primarily related to the sale of a theater in New York and insurance recoveries for storm damage sustained to an amphitheater located in New York. During 2012, we received $8.3 million of proceeds primarily related to the sale of an amphitheater in Ohio. During 2011, we received $7.4 million of proceeds primarily related to the sale of an amphitheater in Texas and a payment received in the first quarter of 2011 relating to the 2010 sale of a theater in Sweden. These proceeds are presented net of any cash included in the businesses sold.
Stock Option Exercises
During 2013, we received $85.1 million of proceeds from the exercise of stock options. There were no significant stock option exercises during 2012 and 2011.
Uses of Cash
Acquisitions
When we make acquisitions, the acquired entity may have cash on its balance sheet at the time of acquisition. All amounts discussed in this section are presented net of any cash acquired. During 2013, we used $93.5 million of cash for acquisitions primarily for controlling interests in a festival promoter based in Los Angeles, California and a festival promoter in the United Kingdom, both in our Concerts segment, along with the acquisition in our Artist Nation segment of an artist management business based in Ireland.
During 2012, we used $75.6 million of cash primarily for acquisitions in our Concerts segment of a concert promoter in Australia and two festival promoters based in United Kingdom and Los Angeles, CA.
During 2011, we used $39.5 million in cash primarily for the acquisitions in our Artist Nation segment of interests in four artist management companies in the United Kingdom and the United States and the acquisition of a merchandising company located in Australia, acquisitions in our Ticketing segment of a ticketing company located in Spain and a technology developer and the acquisition in our Concerts segment of a business that promotes events in Southern California.
Intangibles
During 2012, we used $14.6 million of cash primarily related to the purchase of rights to a festival in Europe. There was no significant use of cash to purchase intangible assets during 2013 and 2011.
Purchases of Noncontrolling Interests
During 2013, we used $50.9 million of cash primarily related to the acquisition of the remaining equity interest in a company that owns The O2 Dublin.
During 2011, we used $47.6 million of cash primarily related to the acquisition of the remaining equity interest in Front Line.
Deferred and Contingent Consideration
We used $10.6 million and $23.8 million of cash to settle deferred and contingent consideration liabilities for certain past acquisitions during 2012 and 2011, respectively. There were no significant payments during 2013.
Capital Expenditures
Venue and ticketing operations are capital intensive businesses, requiring continual investment in our existing venues and ticketing systems in order to address audience and artist expectations, technological industry advances and various federal, state and/or local regulations.
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
Our capital expenditures, including accruals but excluding expenditures funded by outside parties such as landlords or replacements funded by insurance companies, consisted of the following:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Maintenance capital expenditures	$59,645	$62,962	$64,351
Revenue generating capital expenditures	56,732	60,255	47,693
Total capital expenditures	$116,377	$123,217	$112,044
Maintenance capital expenditures for 2013 decreased from the prior year primarily due to a reduction in venue-related projects.
Revenue generating capital expenditures for 2013 decreased from the prior year primarily due to the timing of expenditures related to the re-platforming of our ticketing system and other ticketing products. Excluded from revenue generating capital expenditures in 2013 is the use of $18.5 million of insurance proceeds to restore an amphitheater in New York that sustained storm damage.
Maintenance capital expenditures for 2012 decreased from the prior year primarily due to a reduction in venue-related projects and office renovations.
Revenue generating capital expenditures for 2012 increased from the prior year primarily related to our investment in technology and renovation and development of various venues.
We currently expect capital expenditures to be approximately $130 million for the year ending December 31, 2014.
Contractual Obligations and Commitments
Firm Commitments
In addition to the scheduled maturities on our debt, we have future cash obligations under various types of contracts. We lease office space, certain equipment and many of the venues used in our concert operations under long-term operating leases.

Some of our lease agreements contain renewal options and annual rental escalation clauses (generally tied to the consumer price index), as well as provisions for our payment of utilities and maintenance. We also have minimum payments associated with non-cancelable contracts related to our operations such as artist guarantee contracts and client ticketing agreements. As part of our ongoing capital projects, we will enter into construction-related commitments for future capital expenditure work. The scheduled maturities discussed below represent contractual obligations as of December 31, 2013 and thus do not represent all expected expenditures for those periods.
The scheduled maturities of our outstanding long-term debt (excluding unamortized debt discounts and premium), future minimum rental commitments under non-cancelable lease agreements, minimum payments under other non-cancelable contracts, capital expenditure commitments and expected payments of contingent consideration liabilities as of December 31, 2013 are as follows:

	Payments Due by Period
					2019 and
	Total	2014	2015-2016	2017-2018	thereafter
	(in thousands)
Long-term debt obligations, including current maturities:
Term loans and revolving credit facility	$1,061,188	$18,125	$44,875	$98,063	$900,125
7% senior notes	425,000	—	—	—	425,000
2.875% convertible senior notes (1)	220,000	220,000	—	—	—
Other long-term debt	118,097	47,864	50,454	3,281	16,498

Estimated interest payments (2)	446,582	76,526	134,572	128,734	106,750
Non-cancelable operating leases (3)	2,280,565	119,371	248,382	220,685	1,692,127
Non-cancelable contracts (3)	1,360,114	864,519	303,169	162,436	29,990
Capital expenditures	8,061	7,736	50	25	250
Contingent consideration	6,954	2,946	4,008	—	—
Total	$5,926,561	$1,357,087	$785,510	$613,224	$3,170,740
_________

(1)	July 15, 2014 represents the earliest redemption date for the holders of the 2.875% convertible senior notes.

(2)	Includes interest on the 2.875% convertible senior notes through July 2014. Does not include interest on the revolving credit facility as the balance was zero as of December 31, 2013.

(3)
Commitment amounts for non-cancelable operating leases and non-cancelable contracts which stipulate an increase in the commitment amount based on an inflationary index have been estimated using an inflation factor of 2.4% for North America, 3.3% for the United Kingdom and 1.8% for the Netherlands.

During 2006, in connection with our acquisition of the Historic Theatre Group, we guaranteed obligations related to a lease agreement. In the event of default, we could be liable for obligations which have future lease payments (undiscounted) of approximately $21.5 million through the end of 2035 which are not reflected in the table above. The scheduled future minimum rentals for this lease for the years 2014 through 2018 are $1.6 million each year. The venues under the lease agreement were included in the sale of our North American theatrical business in 2008. The buyer assumed our obligations under the guaranty, however we remain contingently liable to the lessor. We believe that the likelihood of a material liability being triggered under this lease is remote, and no liability has been accrued for these contingent lease obligations as of December 31, 2013.
Aggregate minimum rentals of $85.7 million to be received in years 2014 through 2023 under non-cancelable subleases are excluded from the commitment amounts in the above table.
Guarantees of Third-Party Obligations
As of December 31, 2013 and 2012, we guaranteed the debt of third parties of approximately $13.1 million and $12.7 million, respectively, primarily related to maximum credit limits on employee and tour-related credit cards and obligations under a venue management agreement.

Cash Flows

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Cash provided by (used in):
Operating activities	$417,472	$367,098	$135,705
Investing activities	$(143,663)	$(203,791)	$(152,017)
Financing activities	$32,984	$(19,891)	$(44,379)
Operating Activities
Year Ended 2013 Compared to Year Ended 2012
Cash provided by operating activities was $417.5 million for the year ended December 31, 2013, compared to $367.1 million for the year ended December 31, 2012. The $50.4 million increase in cash provided by operating activities resulted primarily from an increase in the cash-related portion of net income driven by our improved operating results this year. In addition, we had higher collections of accounts receivable and also benefited from increases in accrued expenses in 2013 as compared to the prior year.
Year Ended 2012 Compared to Year Ended 2011
Cash provided by operating activities was $367.1 million for the year ended December 31, 2012, compared to $135.7 million for the year ended December 31, 2011. The $231.4 million increase in cash provided by operating activities resulted primarily from net changes in the event-related operating accounts which are dependent on the timing of ticket sales along with the size and number of events for upcoming periods. During 2012, we sold more tickets for future events than we did in 2011 which increased deferred revenue, partially offset by higher payments of prepaid event-related expenses for those future events. In addition, we collected more accounts receivable, had lower long-term artist-related payments and paid less accrued event-related expenses in 2012 as compared to the prior year. Also contributing to the increase in cash provided by operating activities was $22.2 million in payments made in 2011 related to the acquisition of certain remaining equity interests in Front Line that were classified as liabilities.
Investing Activities
Year Ended 2013 Compared to Year Ended 2012
Cash used in investing activities was $143.7 million for the year ended December 31, 2013, compared to $203.8 million for the year ended December 31, 2012. The $60.1 million decrease in cash used in investing activities is primarily due to higher proceeds received from the disposal of operating assets in 2013 as compared to the prior year. See “—Sources of Cash” and “—Uses of Cash ” above for further discussion.
Year Ended 2012 Compared to Year Ended 2011
Cash used in investing activities was $203.8 million for the year ended December 31, 2012, compared to $152.0 million for the year ended December 31, 2011. The $51.8 million increase in cash used in investing activities was primarily due to higher payments for acquisitions and purchases of intangible assets along with purchases of property, plant and equipment, primarily related to technology, in 2012 as compared to the prior year.
Financing Activities
Year Ended 2013 Compared to Year Ended 2012
Cash provided by financing activities was $33.0 million for the year ended December 31, 2013, compared to cash used in financing activities of $19.9 million for the year ended December 31, 2012. The $52.9 million increase in cash provided by financing activities is primarily a result of higher proceeds from the exercise of stock options partially offset by higher purchases of non-controlling interests in 2013 as compared to the prior year.

Year Ended 2012 Compared to Year Ended 2011
Cash used in financing activities was $19.9 million for the year ended December 31, 2012, compared to $44.4 million for the year ended December 31, 2011. The $24.5 million decrease in cash used in financing activities was primarily a result of net proceeds received in 2012 from the issuance of the 7% senior notes and increased term loan B borrowings, after repayment of the 10.75% senior notes and related costs, along with additional financing to fund Australian operations as compared to a net pay down in 2011 on the term loans. We also made lower payments of deferred and contingent consideration in 2012 as compared to 2011. Also contributing to the decrease was cash used in 2011 for purchases of noncontrolling interests for certain of the remaining equity interests in Front Line. These decreases in cash used were partially offset by proceeds received in 2011 from the sale of common stock in connection with the subscription agreement with Liberty Media.
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
Cash flows from our Concerts segment typically have a slightly different seasonality as payments are often made for artist performance fees and production costs for global tours in advance of the date the related event tickets go on sale. These artist fees and production costs are expensed when the event occurs. Once tickets for an event go on sale, we generally begin to receive payments from ticket sales at our owned or operated venues in advance of when the event occurs. We record these ticket sales as revenue when the event occurs.
We expect these trends to continue in the future. See Item 1A.—Risk Factors-Our operations are seasonal and our results of operations vary from quarter to quarter and year over year, so our financial performance in certain quarters may not be indicative of, or comparable to, our financial performance in subsequent quarters or years.
Market Risk
We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates.
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported operating income of $122.6 million for the year ended December 31, 2013. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the year ended December 31, 2013 by $12.3 million. As of December 31, 2013, our primary foreign exchange exposure included the Euro, British Pound, Australian Dollar and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities.
We primarily use forward currency contracts in addition to options to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. We also may enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At December 31, 2013, we had forward currency contracts and options outstanding with a notional amount of $96.0 million.
Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $1.8 billion of total debt, net of unamortized discounts and premium, outstanding as of December 31, 2013. Of the total amount, taking into consideration existing interest rate hedges, we had $742.9 million of fixed-rate debt and $1.1 billion of floating-rate debt.
Based on the amount of our floating-rate debt as of December 31, 2013, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $2.7 million when the floor rate is not applicable. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of December 31, 2013 with no subsequent change in rates for the remainder of the period.

At December 31, 2013, we have an interest rate swap agreement that is designated as a cash flow hedge for accounting purposes. The interest rate swap had a notional amount of $10.4 million at December 31, 2013, to effectively convert a portion of our floating-rate debt to a fixed-rate basis, and expires in May 2015. The fair value of this agreement at December 31, 2013 was a liability of $0.1 million. This agreement was put into place to reduce the variability of the cash flows from the interest payments related to certain financing.
We have two interest rate swap agreements with a $28.9 million aggregate notional amount at December 31, 2013, that effectively convert a portion of our floating-rate debt to a fixed-rate basis. Both agreements expire in December 2015. These interest rate swap agreements have not been designated as hedging instruments. Therefore, any change in fair value is recorded in earnings during the period of the change.
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
Consolidation
We consolidate entities in which we own more than 50% of the voting common stock and control operations and also VIEs for which we are the primary beneficiary. Investments in nonconsolidated affiliates in which we own more than 20% of the voting common stock or otherwise exercise significant influence over operating and financial policies, but not control of the nonconsolidated affiliate, are accounted for using the equity method of accounting. Investments in nonconsolidated affiliates in which we own less than 20% of the voting common stock are accounted for using the cost method of accounting. Intercompany accounts among the consolidated businesses have been eliminated in consolidation. Net income (loss) attributable to noncontrolling interests is reflected in the statements of operations for consolidated affiliates.
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
Property, Plant and Equipment
The Company tests for possible impairment of property, plant and equipment whenever events or circumstances change, such as a current period operating cash flow loss combined with a history of, or projected, operating cash flow losses or a significant adverse change in the manner in which the asset is intended to be used, which may indicate that the carrying amount of the asset may not be recoverable. If indicators exist, we compare the estimated undiscounted future cash flows related to the assets to the carrying amount of those assets. If the carrying value is greater than the estimated undiscounted future cash flows, the cost basis of the asset is reduced to reflect the current fair value. We use various assumptions in determining the current fair market value of these assets, including future expected cash flows and discount rates, as well as future salvage values and other fair value measures. Our impairment loss calculations require us to apply judgment in estimating future cash flows, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.
If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results of operations.
Intangibles
The Company tests for possible impairment of definite-lived intangible assets whenever events or circumstances change, such as a current period operating cash flow loss combined with a history of, or projected, operating cash flow losses or a significant adverse change in the manner in which the asset is intended to be used, which may indicate that the carrying amount of the asset may not be recoverable. When specific assets are determined to be unrecoverable, the cost basis of the asset is reduced to reflect the current fair value.
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
We use various assumptions in determining the current fair market value of these definite-lived and indefinite-lived intangible assets, including future expected cash flows and discount rates, as well as other fair value measures. For intangibles related to artist rights, we use assumptions about future revenue and operating income for the rights acquired. These projections are based on information about the artists’ past results and expectations about future results. Our impairment loss calculations require us to apply judgment in estimating future cash flows, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.
If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results of operations.
Goodwill
We review goodwill for impairment annually, as of October 1, using a three-step process. The first step is a qualitative evaluation as to whether it is more likely than not that the fair value of any of our reporting units is less than its carrying value using an assessment of relevant events and circumstances. Examples of such events and circumstances include financial performance, industry and market conditions, macroeconomic conditions, reporting unit-specific events, historical results of goodwill impairment testing and the timing of the last performance of a quantitative assessment. If any reporting units are concluded to be more likely than not impaired, a second step is performed for that reporting unit. This second step, used to quantitatively screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The third step, employed for any reporting unit that fails the second step, is used to measure the amount of any potential impairment and compares the implied fair value of the reporting unit’s goodwill with the carrying amount of goodwill. If a reporting unit’s carrying value is negative, we do not follow this three step process. In this case, a qualitative evaluation is performed to determine whether it is more likely than not that the reporting unit’s goodwill is impaired. If it is, the third step discussed above is performed to measure the amount of any potential impairment.
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
In developing fair values for our reporting units, we may employ a market multiple or a discounted cash flow methodology, or a combination thereof. The market multiple methodology compares us to similar companies on the basis of risk characteristics to determine our risk profile relative to the comparable companies as a group. This analysis generally focuses on quantitative considerations, which include financial performance and other quantifiable data, and qualitative considerations, which include any factors which are expected to impact future financial performance. The most significant assumptions affecting the market multiple methodology are the market multiples and control premium. A control premium represents the value an investor would pay above noncontrolling interest transaction prices in order to obtain a controlling interest in the respective company.
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
We also test goodwill for impairment in other periods if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount or when we change our operating segments or reporting units.
If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results of operations.
Revenue Recognition
Revenue from the promotion and production of an event is recognized after the show occurs. Revenue related to larger global tours is recognized after the show occurs; however, any profits related to these tours, primarily related to music tour production and tour management services, is recognized after minimum revenue thresholds, if any, have been achieved. Revenue collected in advance of the event is recorded as deferred revenue until the event occurs. Revenue collected from sponsorships and other revenue, which is not related to any single event, is classified as deferred revenue and generally amortized over the operating season or the term of the contract.
Revenue from our ticketing operations primarily consists of convenience and order processing fees charged at the time a ticket for an event is sold and is recorded on a net basis (net of the face value of the ticket). For tickets sold for events at our owned or operated venues in the United States, and where we control the tickets internationally, revenue is recognized after the show occurs. Revenue for these ticket service charges collected in advance of the event is recorded as deferred revenue until the event occurs. These service charges will be shared between our Ticketing segment and our Concerts segment. For tickets sold for events at third-party venues, this revenue is recognized at the time of the sale and is recorded by our Ticketing segment.
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
Ratio of Earnings to Fixed Charges
The ratio of earnings to fixed charges is as follows:

Year Ended December 31,
2013	2012	2011	2010	2009
*	*	*	*	*

*
For the years ended December 31, 2013, 2012, 2011, 2010 and 2009, fixed charges exceeded earnings from continuing operations before income taxes and fixed charges by $6.0 million, $142.1 million, $104.4 million, $193.6 million and $116.5 million, respectively.

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
Required information is within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Live Nation Entertainment, Inc.
We have audited the accompanying consolidated balance sheets of Live Nation Entertainment, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Live Nation Entertainment, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Live Nation Entertainment, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 24, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California
February 24, 2014

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$1,299,184	$1,001,055
Accounts receivable, less allowance of $19,850 and $19,794 in 2013 and 2012, respectively	439,151	415,790
Prepaid expenses	378,342	359,936
Other current assets	43,427	36,031
Total current assets	2,160,104	1,812,812
Property, plant and equipment
Land, buildings and improvements	816,931	852,175
Computer equipment and capitalized software	421,846	338,919
Furniture and other equipment	210,866	200,743
Construction in progress	52,883	56,822
	1,502,526	1,448,659
Less accumulated depreciation	795,726	726,873
	706,800	721,786
Intangible assets
Definite-lived intangible assets, net	676,564	724,463
Indefinite-lived intangible assets	376,736	377,463
Goodwill	1,466,983	1,357,827
Other long-term assets	296,334	296,455
Total assets	$5,683,521	$5,290,806
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$656,253	$557,953
Accounts payable	111,320	102,718
Accrued expenses	668,799	626,723
Deferred revenue	486,433	402,002
Current portion of long-term debt	278,403	62,050
Other current liabilities	54,310	16,726
Total current liabilities	2,255,518	1,768,172
Long-term debt, net	1,530,484	1,677,955
Long-term deferred income taxes	161,637	199,596
Other long-term liabilities	85,035	94,409
Commitments and contingent liabilities
Redeemable noncontrolling interests	61,041	42,100
Stockholders’ equity
Preferred stock—Series A Junior Participating, $.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Preferred stock, $.01 par value; 30,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 450,000,000 shares authorized; 199,974,160 and 190,853,380 shares issued and 199,566,136 and 190,853,380 shares outstanding in 2013 and 2012, respectively	1,978	1,877
Additional paid-in capital	2,368,281	2,272,882
Accumulated deficit	(951,796)	(908,418)
Cost of shares held in treasury (408,024 shares in 2013)	(6,865)	—
Accumulated other comprehensive loss	(2,370)	(10,923)
Total Live Nation Entertainment, Inc. stockholders’ equity	1,409,228	1,355,418
Noncontrolling interests	180,578	153,156
Total equity	1,589,806	1,508,574
Total liabilities and equity	$5,683,521	$5,290,806

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
	(in thousands except share and per share data)
Revenue	$6,478,547	$5,819,047	$5,383,998
Operating expenses:
Direct operating expenses	4,680,507	4,151,277	3,789,488
Selling, general and administrative expenses	1,226,892	1,143,632	1,111,969
Depreciation and amortization	368,923	429,557	343,018
(Gain) loss on disposal of operating assets	(38,259)	(514)	978
Corporate expenses	94,385	113,364	112,157
Acquisition transaction expenses	6,439	3,370	8,051
Operating income (loss)	139,660	(21,639)	18,337
Interest expense	111,659	123,740	120,414
Loss (gain) on extinguishment of debt	36,269	(460)	—
Interest income	(5,071)	(4,170)	(4,215)
Equity in earnings of nonconsolidated affiliates	(856)	(9,921)	(7,742)
Other expense, net	2,796	1,333	6,507
Loss before income taxes	(5,137)	(132,161)	(96,627)
Income tax expense (benefit)	30,878	29,736	(26,224)
Net loss	(36,015)	(161,897)	(70,403)
Net income attributable to noncontrolling interests	7,363	1,330	12,613
Net loss attributable to common stockholders of Live Nation Entertainment, Inc.	$(43,378)	$(163,227)	$(83,016)

Basic and diluted net loss per common share attributable to common stockholders of Live Nation Entertainment, Inc.	$(0.22)	$(0.87)	$(0.46)

Weighted average common shares outstanding:
Basic and diluted	193,885,066	186,955,748	182,388,070

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net loss	$(36,015)	$(161,897)	$(70,403)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on cash flow hedges	20	(148)	(159)
Realized loss (gain) on cash flow hedges	496	(16)	—
Change in funded status of defined benefit pension plan	—	(390)	(42)
Foreign currency translation adjustments	8,037	26,005	(13,929)
Comprehensive loss	(27,462)	(136,446)	(84,533)
Comprehensive income attributable to noncontrolling interests	7,363	1,330	12,613
Comprehensive loss attributable to common stockholders of Live Nation Entertainment, Inc.	$(34,825)	$(137,776)	$(97,146)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Live Nation Entertainment, Inc. Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2010	172,393,830	$1,724	$2,053,233	$(662,175)	$(6,122)	$(22,244)	$137,252	$1,501,668	$107,541
Non-cash and stock-based compensation	—	—	34,055	—	—	—	—	34,055	—
Common stock issued under stock plans, net of shares withheld for employee taxes	193,661	2	(6,194)	—	3,323	—	—	(2,869)	—
Exercise of stock options	525,313	5	2,688	—	12	—	—	2,705	—
Sale of common shares	7,300,000	73	76,419	—	—	—	—	76,492
Acquisitions	6,377,144	64	—	—	—	—	4,614	4,678	8,268
Acquisitions of noncontrolling interests	—	—	85,590	—	—	—	9,294	94,884	(98,067)
Sales of noncontrolling interests	—	—	—	—	—	—	(3,139)	(3,139)	—
Redeemable noncontrolling interests fair value adjustments	—	—	(1,937)	—	—	—	—	(1,937)	1,937
Noncontrolling interests contributions	—	—	—	—	—	—	3,539	3,539	—
Cash distributions	—	—	—	—	—	—	(13,347)	(13,347)	(5,570)
Other	—	—	(267)	—	—	—	(157)	(424)	(710)
Comprehensive income (loss):
Net income (loss)	—	—	—	(83,016)	—	—	17,735	(65,281)	(5,122)
Unrealized loss on cash flow hedges	—	—	—	—	—	(159)	—	(159)	—
Change in funded status of defined benefit pension plan	—	—	—	—	—	(42)	—	(42)	—
Foreign currency translation adjustments	—	—	—	—	—	(13,929)	—	(13,929)	—
Balances at December 31, 2011	186,789,948	1,868	2,243,587	(745,191)	(2,787)	(36,374)	155,791	1,616,894	8,277
Non-cash and stock-based compensation	151,592	2	36,847	—	214	—	—	37,063	—
Common stock issued under stock plans, net of shares withheld for employee taxes	450,002	4	(7,934)	—	2,573	—	—	(5,357)	—
Exercise of stock options	259,799	3	1,140	—	—	—	—	1,143	—
Acquisitions	—	—	—	—	—	—	15,540	15,540	37,866
Acquisitions of noncontrolling interests	—	—	43	—	—	—	(279)	(236)	—

	Live Nation Entertainment, Inc. Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Redeemable noncontrolling interests fair value adjustments	—	—	(801)	—	—	—	—	(801)	801
Noncontrolling interests contributions	—	—	—	—	—	—	825	825	—
Cash distributions	—	—	—	—	—	—	(20,079)	(20,079)	—
Exercise of put option	—	—	—	—	—	—	—	—	(4,000)
Other	—	—	—	—	—	—	(1,498)	(1,498)	682
Comprehensive income (loss):
Net income (loss)	—	—	—	(163,227)	—	—	2,856	(160,371)	(1,526)
Unrealized loss on cash flow hedges	—	—	—	—	—	(148)	—	(148)	—
Realized gain on cash flow hedges	—	—	—	—	—	(16)	—	(16)	—
Change in funded status of defined benefit pension plan	—	—	—	—	—	(390)	—	(390)	—
Foreign currency translation adjustments	—	—	—	—	—	26,005	—	26,005	—
Balances at December 31, 2012	187,651,341	1,877	2,272,882	(908,418)	—	(10,923)	153,156	1,508,574	42,100
Non-cash and stock-based compensation	—	—	28,415	—	—	—	—	28,415	—
Common stock issued under stock plans, net of shares withheld for employee taxes	894,640	9	(6,588)	—	—	—	—	(6,579)	—
Exercise of stock options	8,718,128	87	85,023	—	—	—	—	85,110	—
Exercise of warrants	500,000	5	6,860	—	(6,865)	—	—	—	—
Acquisitions	—	—	—	—	—	—	61,217	61,217	29,756
Acquisitions of noncontrolling interests	—	—	(17,732)	—	—	—	(32,168)	(49,900)	—
Sales of noncontrolling interests	—	—	—	—	—	—	(399)	(399)	—
Redeemable noncontrolling interests fair value adjustments	—	—	(569)	—	—	—	—	(569)	569
Noncontrolling interests contributions	—	—	—	—	—	—	363	363	—
Cash distributions	—	—	—	—	—	—	(17,248)	(17,248)	(136)
Exercise of put option	—	—	—	—	—	—	—	—	(2,000)
Other	—	—	(10)	—	—	—	(1,019)	(1,029)	65
Comprehensive income (loss):
Net income (loss)	—	—	—	(43,378)	—	—	16,676	(26,702)	(9,313)

	Live Nation Entertainment, Inc. Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Unrealized gain on cash flow hedges	—	—	—	—	—	20	—	20	—
Realized loss on cash flow hedges	—	—	—	—	—	496	—	496	—
Foreign currency translation adjustments	—	—		—	—	8,037	—	8,037	—
Balances at December 31, 2013	197,764,109	$1,978	$2,368,281	$(951,796)	$(6,865)	$(2,370)	$180,578	$1,589,806	$61,041

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,015)	$(161,897)	$(70,403)
Reconciling items:
Depreciation	122,164	124,593	129,177
Amortization	246,759	304,964	213,841
Deferred income tax benefit	(15,888)	(10,957)	(45,603)
Amortization of debt issuance costs and discount/premium, net	20,187	16,696	13,059
Provision for uncollectible accounts receivable and advances	6,098	8,787	9,272
Loss (gain) on extinguishment of debt	36,269	(460)	—
Non-cash compensation expense	28,415	37,063	50,045
Unrealized changes in fair value of contingent consideration	(1,855)	(894)	(11,691)
(Gain) loss on disposal of operating assets	(38,259)	(514)	978
Equity in earnings of nonconsolidated affiliates	(856)	(9,921)	(7,742)
Other, net	(1,024)	1,642	2,481
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable	11,544	(20,319)	(79,807)
Decrease (increase) in prepaid expenses	4,537	(69,175)	73,314
Increase in other assets	(115,645)	(41,707)	(83,928)
Increase in accounts payable, accrued expenses and other liabilities	114,253	64,437	6,817
Increase (decrease) in deferred revenue	36,788	124,760	(64,105)
Net cash provided by operating activities	417,472	367,098	135,705
CASH FLOWS FROM INVESTING ACTIVITIES
Distributions from nonconsolidated affiliates	13,889	9,241	9,273
Investments made in nonconsolidated affiliates	(9,628)	(3,788)	(15,770)
Purchases of property, plant and equipment	(134,868)	(123,811)	(107,500)
Proceeds from disposal of operating assets, net of cash divested	82,618	8,293	7,391
Cash paid for acquisitions, net of cash acquired	(93,537)	(75,641)	(39,465)
Purchases of intangible assets	(522)	(14,562)	(2,591)
Other, net	(1,615)	(3,523)	(3,355)
Net cash used in investing activities	(143,663)	(203,791)	(152,017)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	903,179	538,124	(669)
Payments on long-term debt	(886,597)	(525,060)	(31,338)
Contributions from noncontrolling interests	363	825	711
Distributions to noncontrolling interests	(17,384)	(20,079)	(20,863)
Purchases and sales of noncontrolling interests, net	(50,876)	(4,259)	(47,610)
Proceeds from exercise of stock options	85,110	1,143	2,705
Proceeds from sale of common stock	—	—	76,492
Payments for deferred and contingent consideration	(811)	(10,585)	(23,807)
Net cash provided by (used in) financing activities	32,984	(19,891)	(44,379)
Effect of exchange rate changes on cash and cash equivalents	(8,664)	13,386	12,186
Net increase (decrease) in cash and cash equivalents	298,129	156,802	(48,505)
Cash and cash equivalents at beginning of period	1,001,055	844,253	892,758
Cash and cash equivalents at end of period	$1,299,184	$1,001,055	$844,253

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for:
Interest, net of interest income	$86,669	$107,975	$101,733
Income taxes, net of refunds	$45,567	$(2,238)	$37,746

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
Basis of Presentation and Principles of Consolidation
The Company’s consolidated financial statements include all accounts of the Company, its majority owned and controlled subsidiaries and VIEs for which the Company is the primary beneficiary.
The Company consolidates entities in which the Company owns more than 50% of the voting common stock and controls operations and also VIEs for which the Company is the primary beneficiary. Investments in nonconsolidated affiliates in which the Company owns more than 20% of the voting common stock or otherwise exercises significant influence over operating and financial policies but not control of the nonconsolidated affiliate are accounted for using the equity method of accounting. Investments in nonconsolidated affiliates in which the Company owns less than 20% of the voting common stock are accounted for using the cost method of accounting. Intercompany accounts among the consolidated businesses have been eliminated in consolidation. Net income (loss) attributable to noncontrolling interests is reflected in the statements of operations for consolidated affiliates.
All cash flow activity reflected on the consolidated statements of cash flows for the Company is presented net of any non-cash transactions so the amounts reflected may be different than amounts shown in other places in the Company’s financial statements that are based on accrual accounting and therefore include non-cash amounts. For example, the purchases of property, plant and equipment reflected on the consolidated statements of cash flows reflects the amount of cash paid during the year for these purchases and does not include the impact of the changes in accrued expenses related to capital expenditures during the year.
Variable Interest Entities
In the normal course of business, the Company enters into joint ventures or makes investments in companies that will allow it to expand its core business and enter new markets. In certain instances, such ventures or investments may be considered a VIE because the equity at risk is insufficient to permit it to carry on its activities without additional financial support from the Company. In determining whether the Company is the primary beneficiary of a VIE, it assesses whether it has the power to direct activities that most significantly impact the economic performance of the entity and has the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The activities the Company believes most significantly impact the economic performance of its VIEs include the unilateral ability to approve the annual budget, the unilateral ability to terminate key management and the unilateral ability to approve entering into agreements with artists, among others. The Company has certain rights and obligations related to its involvement in the VIEs, including the requirement to provide operational cash flow funding.  As of December 31, 2013 and 2012, excluding intercompany balances and allocated goodwill and intangible assets, there were $109.1 million and $72.4 million of assets and $53.6 million and $34.0 million of liabilities, respectively, related to VIEs included in the Company’s Consolidated Balance Sheets.  None of the Company’s VIEs are significant on an individual basis.

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
Included in the December 31, 2013 and 2012 cash and cash equivalents balance is $538.4 million and $441.6 million, respectively, of cash received that includes the face value of tickets sold on behalf of clients and the clients’ share of convenience and order processing charges (“client cash”). The Company generally does not utilize client cash for its own financing or investing activities as the amounts are payable to clients and these amounts due are included in accounts payable, client accounts.
The Company’s available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash in operating accounts and invested cash. Cash held in interest-bearing operating accounts in many cases exceeds the Federal Deposit Insurance Corporation insurance limits. The invested cash is held in interest-bearing funds consisting primarily of bank deposits and money market funds.
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
Ticketing Contract Advances
Ticketing contract advances, which can be either recoupable or non-recoupable, represent amounts paid in advance to the Company’s clients pursuant to ticketing agreements and are reflected in prepaid expenses or in other long-term assets if the amount is expected to be recouped or recognized over a period of more than 12 months. Recoupable ticketing contract advances are generally recoupable against future royalties earned by the clients, based on the contract terms, over the life of the contract. Non-recoupable ticketing contract advances, excluding those amounts paid to support clients’ advertising costs, are fixed additional incentives occasionally paid by the Company to secure exclusive rights with certain clients and are normally amortized over the life of the contract on a straight-line basis. Amortization of these non-recoupable ticketing contract advances is included in depreciation and amortization in the statements of operations. For the years ended December 31, 2013, 2012 and 2011, the Company amortized $73.6 million, $48.1 million and $38.6 million, respectively, related to non-recoupable ticketing contract advances.
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
Buildings and improvements - 10 to 50 years
Computer equipment and capitalized software - 3 to 10 years
Furniture and other equipment - 3 to 10 years
Leasehold improvements are depreciated over the shorter of the economic life or associated lease term assuming the Company exercises renewal periods, if appropriate. Expenditures for maintenance and repairs are charged to operations as incurred, whereas expenditures for asset renewal and improvements are capitalized.
The Company tests for possible impairment of property, plant and equipment whenever events or circumstances change, such as a current period operating cash flow loss combined with a history of, or projected, operating cash flow losses or a significant adverse change in the manner in which the asset is intended to be used, which may indicate that the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the estimated undiscounted future cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the estimated undiscounted future cash flow amount, an impairment charge is recorded based on the difference between the fair value and the carrying value. Any such impairment charge is recorded in depreciation and amortization expense in the statement of operations. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows.
Intangible Assets
The Company classifies intangible assets as definite-lived or indefinite-lived. Definite-lived intangibles primarily include revenue-generating contracts, client/vendor relationships, non-compete agreements, venue management and leasehold agreements, technology and trademarks and naming rights, all of which are amortized either on a straight-line basis over the respective lives of the agreements, typically three to twenty years, or on a basis more representative of the time pattern over which the benefit is derived. The Company periodically reviews the appropriateness of the amortization periods related to its definite-lived intangible assets. These assets are stated at cost or fair value. Indefinite-lived intangibles primarily include trade names. The excess cost over fair value of net assets acquired is classified as goodwill. Indefinite-lived intangibles are not subject to amortization, but are reviewed for impairment at least annually.
The Company tests for possible impairment of definite-lived intangible assets whenever events or circumstances change, such as a current period operating cash flow loss combined with a history of, or projected, operating cash flow losses or a significant adverse change in the manner in which the asset is intended to be used, which may indicate that the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the estimated undiscounted future cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the estimated undiscounted future cash flow amount, an impairment charge is recorded based on the difference between the fair value and the carrying value. Any such impairment charge is recorded in depreciation and amortization expense in the statement of operations.
The Company tests for possible impairment of indefinite-lived intangible assets at least annually. Depending on facts and circumstances, qualitative factors may first be assessed to determine whether the existence of events and circumstances indicate that it is more likely than not that an indefinite-lived intangible asset is impaired. If it is concluded that it is more likely than not impaired, then the Company performs a quantitative impairment test by comparing the fair value with the carrying amount. If the qualitative assessment is not performed first, the Company performs only this quantitative test. When specific assets are determined to be impaired, the cost basis of the asset is reduced to reflect the current fair value. Any such impairment charge is recorded in depreciation and amortization in the statement of operations.
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
The Company also tests goodwill for impairment in interim periods if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount or when the Company changes its operating segments or reporting units.
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

Revenue Recognition
Revenue from the promotion and production of an event in the Concerts segment is recognized after the show occurs. Revenue related to larger global tours is recognized after the show occurs; however, any profits related to these tours, primarily related to music tour production and tour management services, is recognized after minimum revenue guarantee thresholds, if any, have been achieved. Revenue collected in advance of the event is recorded as deferred revenue until the event occurs. Revenue collected from sponsorships and other revenue, which is not related to any single event, is classified as deferred revenue and generally amortized over the operating season or the term of the contract.
Revenue from the Company’s ticketing operations primarily consists of convenience charges and order processing fees charged at the time a ticket for an event is sold. For tickets sold for events at the Company’s owned or operated venues in the United States, and where the Company controls the tickets internationally, this revenue is recognized after the show occurs. Revenue for the associated ticket service charges collected in advance of the event is recorded as deferred revenue until the event occurs. These service charges are shared between the Company’s Ticketing segment and the Concerts segment. For tickets sold for events at third-party venues, the revenue is recognized at the time of the sale and is recorded by the Company’s Ticketing segment.
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
Foreign Currency
Results of operations for foreign subsidiaries and foreign equity investees are translated into United States dollars using the average exchange rates during the year. The assets and liabilities of those subsidiaries and investees are translated into United States dollars using the exchange rates at the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders’ equity in AOCI. Cumulative translation adjustments included in AOCI were $(1.7) million and $(9.7) million as of December 31, 2013 and 2012, respectively. Foreign currency transaction gains and losses are included in the statements of operations. For the years ended December 31, 2013 and 2011, the Company recorded net foreign currency transaction losses of $2.8 million and $5.1 million, respectively. For the year ended December 31, 2012, the Company recorded net foreign currency transaction gains of $1.4 million. The Company does not have operations in highly inflationary countries.
Advertising Expense
The Company records advertising expense in the year that it is incurred. Throughout the year, general advertising expenses are recognized as they are incurred but event-related advertising for concerts is recognized once the show occurs. However, all advertising costs incurred during the year and not previously recognized are expensed at the end of the year. Advertising expenses of $224.0 million, $208.0 million and $200.5 million for the years ended December 31, 2013, 2012 and 2011, respectively, were recorded as a component of direct operating expenses. Advertising expenses of $27.8 million, $21.6 million and $18.0 million for the years ended December 31, 2013, 2012 and 2011, respectively, were recorded as a component of selling, general and administrative expenses.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses include salaries and other compensation costs related to full-time employees, fixed rent, legal expenses and consulting along with other costs.

Depreciation and Amortization
The Company’s depreciation and amortization is presented as a separate line item in the statements of operations. There is no depreciation or amortization included in direct operating expenses, selling, general and administrative expenses or corporate expenses.
Non-cash and Stock-based Compensation
The Company follows the fair value recognition provisions in the FASB guidance for stock compensation. Stock-based compensation expense recognized includes compensation expense for all share-based payments using the estimated grant date fair value net of expected forfeitures. Judgment is required in estimating the amount of stock-based awards expected to be forfeited prior to vesting. If actual forfeitures differ from these estimates, non-cash compensation expense could vary.
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
The fair value of restricted stock and restricted stock units, which is generally the stock price on the date of issuance, is amortized to expense, net of expected forfeitures, on a straight-line basis over the vesting period.
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
NOTE 2—LONG-LIVED ASSETS
Property, Plant and Equipment
In the fourth quarter of 2012, an amphitheater in New York that is operated by the Company sustained substantial damage during Hurricane Sandy. During 2013, the Company received insurance recoveries and recorded a gain of $14.1 million for the year ended December 31, 2013 as a component of (gain) loss on disposal of operating assets in the Concerts segment representing the proceeds received in excess of the carrying value of the assets.

During each year presented, the Company reviewed the carrying value of certain property, plant and equipment that management determined would, more likely than not, be disposed of before the end of their previously estimated useful lives or had an indicator that future operating cash flows may not support their carrying value. It was determined that certain assets were impaired since the estimated undiscounted cash flows associated with the respective asset were less than its carrying value. For the years ended December 31, 2012 and 2011, the Company recorded impairment charges of $4.3 million and $10.0 million, respectively, as a component of depreciation and amortization. There were no significant impairment charges recorded during 2013.
The 2012 impairment charges were primarily related to certain leasehold improvements and office furniture and equipment in the Artist Nation segment, an amphitheater in the Concerts segment and a theater in other operations. The 2011 impairment charges related to two amphitheaters, a music theater and a club in the Concerts segment. See Note 6—Fair Value Measurements for further discussion of the inputs used to determine the fair values.
Definite-lived Intangible Assets
The Company has definite-lived intangible assets which are amortized over the shorter of either the lives of the respective agreements or the period of time the assets are expected to contribute to the Company’s future cash flows. The amortization is recognized on either a straight-line or expected cash flows basis.

The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the years ended December 31, 2013 and 2012:

	Revenue- generating contracts	Client / vendor relationships	Non-compete agreements	Venue management and leaseholds	Technology	Trademarks and naming rights	Other	Total
	(in thousands)
Balance as of December 31, 2011:
Gross carrying amount	$542,426	$330,575	$171,765	$116,772	$103,337	$24,517	$6,426	$1,295,818
Accumulated amortization	(170,889)	(66,548)	(93,464)	(39,017)	(31,812)	(16,202)	(4,174)	(422,106)
Net	371,537	264,027	78,301	77,755	71,525	8,315	2,252	873,712
Gross carrying amount:
Acquisitions—current year	23,428	58,662	3,000	—	1,564	5,764	—	92,418
Acquisitions— prior year	—	14,194	—	—	(3,900)	—	—	10,294
Foreign exchange	5,443	(428)	98	1,487	423	498	26	7,547
Other (1)	(56,226)	(141,348)	(6,445)	—	—	(12,356)	—	(216,375)
Net change	(27,355)	(68,920)	(3,347)	1,487	(1,913)	(6,094)	26	(106,116)
Accumulated amortization:
Amortization	(80,220)	(114,611)	(25,276)	(12,482)	(21,244)	(2,620)	(459)	(256,912)
Foreign exchange	(2,748)	4	(77)	(392)	(239)	(211)	(17)	(3,680)
Other (1)	56,308	141,348	7,448	—	—	12,355	—	217,459
Net change	(26,660)	26,741	(17,905)	(12,874)	(21,483)	9,524	(476)	(43,133)
Balance as of December 31, 2012:
Gross carrying amount	515,071	261,655	168,418	118,259	101,424	18,423	6,452	1,189,702
Accumulated amortization	(197,549)	(39,807)	(111,369)	(51,891)	(53,295)	(6,678)	(4,650)	(465,239)
Net	317,522	221,848	57,049	66,368	48,129	11,745	1,802	724,463
Gross carrying amount:
Acquisitions—current year	85,927	31,582	—	—	3,370	10,500	—	131,379
Acquisitions— prior year	(1,028)	(2,833)	—	—	—	—	—	(3,861)
Dispositions	—	(1,354)	—	—	—	—	—	(1,354)
Foreign exchange	2,476	(6,525)	98	(17)	826	376	(34)	(2,800)
Other (1)	(17,352)	(4,588)	(31,317)	(32,600)	(4,956)	(775)	(4,043)	(95,631)
Net change	70,023	16,282	(31,219)	(32,617)	(760)	10,101	(4,077)	27,733
Accumulated amortization:
Amortization	(49,972)	(47,918)	(21,984)	(24,615)	(24,116)	(4,160)	(416)	(173,181)
Dispositions	—	61	—	—	—	—	—	61
Foreign exchange	(884)	1,412	(92)	219	(655)	(209)	31	(178)
Other (1)	17,352	4,443	32,317	32,600	4,956	1,955	4,043	97,666
Net change	(33,504)	(42,002)	10,241	8,204	(19,815)	(2,414)	3,658	(75,632)
Balance as of December 31, 2013:
Gross carrying amount	585,094	277,937	137,199	85,642	100,664	28,524	2,375	1,217,435
Accumulated amortization	(231,053)	(81,809)	(101,128)	(43,687)	(73,110)	(9,092)	(992)	(540,871)
Net	$354,041	$196,128	$36,071	$41,955	$27,554	$19,432	$1,383	$676,564
_________

(1)	Other includes netdowns of fully amortized or impaired assets and for 2013 a reclassification from indefinite-lived intangible assets due to a change in the asset’s estimated useful life.

Included in the current year acquisitions amount above for 2013 is $131.4 million of definite-lived intangible assets primarily related to revenue-generating contracts, client/vendor relationships and trademarks and naming rights. These additions are primarily associated with the May 2013 acquisition of a controlling interest in a festival promoter based in Los Angeles and the December 2013 acquisitions of a controlling interest in a festival promoter in the United Kingdom and an artist management business based in Ireland.
Included in the current year acquisitions amount above for 2012 is $92.4 million of definite-lived intangible assets primarily related to client/vendor relationships and revenue-generating contracts associated with the April 2012 acquisition of a concert promotion business in Australia and New Zealand, the May 2012 acquisition of a festival promoter based in the United Kingdom and the purchase of rights to a festival held in Europe.
Included in the prior year acquisitions amount above for 2012 is $10.3 million of definite-lived intangible assets primarily related to client/vendor relationships associated with the consolidation of certain artist management businesses that had been previously accounted for as equity investments due to a change in the governing agreements.
The 2013 and 2012 additions to definite-lived intangible assets from acquisitions have weighted-average lives as follows:

	Weighted- Average Life (years)
	2013	2012

Revenue-generating contracts	9	11
Client/vendor relationships	8	9
Non-compete agreements	—	3
Technology	5	6
Trademarks and naming rights	10	10
All categories	9	9
During all years presented, the Company reviewed the carrying value of certain definite-lived intangible assets that management determined would not be renewed or that had an indicator that future operating cash flows may not support its carrying value. It was determined that certain assets were impaired since the estimated undiscounted future cash flows associated with those assets were less than its carrying value. For the years ended December 31, 2013, 2012 and 2011, the Company recorded impairment charges related to definite-lived intangible assets of $10.6 million, $89.6 million and $14.1 million, respectively, as a component of depreciation and amortization. The 2013 impairment charges primarily related to venue management and leasehold intangible assets in the Concerts segment and client/vendor relationship intangible assets in the Artist Nation segment. The 2012 impairment charges primarily related to client/vendor relationship intangible assets in the Artist Nation segment and revenue-generating contracts and client/vendor relationship intangible assets in the Concerts segment. The 2011 impairment charges related to intangible assets for client/vendor relationships, revenue-generating contracts and venue management and leaseholds in the Concerts segment. See Note 6—Fair Value Measurements for further discussion of the inputs used to determine the fair values.
Amortization of definite-lived intangible assets for the years ended December 31, 2013, 2012 and 2011 was $173.2 million, $256.9 million and $175.2 million, respectively. The decrease in amortization for the year ended December 31, 2013 as compared to the prior year is primarily driven by lower amortization related to the impairment of intangible assets discussed above. This decrease was partially offset by $10.9 million for acceleration of amortization primarily related to changes in estimates of certain venue management and leasehold intangible assets in the Concerts segment due to the reduction in the lease term of a theater along with additional amortization of intangibles for the acquisitions noted above. The increase in amortization for the year ended December 31, 2012 as compared to the prior year is primarily driven by higher amortization related to the impairment of intangible assets discussed above, additional definite-lived intangibles acquired in the acquisitions noted above and $3.7 million related to the acceleration of amortization resulting from a change in the estimated useful life of a venue management and leaseholds intangible asset in the Concerts segment.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets that exist at December 31, 2013:

(in thousands)
2014	$135,109
2015	$116,995
2016	$103,347
2017	$86,391
2018	$69,981
As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization may vary.
Indefinite-lived Intangibles
The Company has indefinite-lived intangible assets which consist primarily of the intangible value related to trade names. These indefinite-lived intangible assets had a carrying value of $376.7 million and $377.5 million as of December 31, 2013 and 2012, respectively.
The Company tests for possible impairment of indefinite-lived intangible assets on at least an annual basis. There was no impairment charge on these assets recorded for the years ended December 31, 2013, 2012 and 2011.
Goodwill
The Company reviews goodwill for impairment at least annually, as of October 1, using a three-step process: a qualitative review, a quantitative analysis and a measurement of implied goodwill. As part of the Company’s annual test for impairment of goodwill, four reporting units were assessed under the initial qualitative evaluation and did not require a quantitative analysis. These reporting units account for approximately 66% of the Company’s goodwill. Considerations included the considerable excess of fair values over carrying values in the most recent quantitative analysis performed together with the following comparison of current information to the most recent quantitative analysis: (a) financial results outperforming prior expectations, (b) a flat or declining discount rate and (c) a large increase in market multiples.
A quantitative analysis was also performed for two reporting units that account for approximately 19% of the Company’s goodwill. The quantitative analysis was performed for these reporting units primarily due to a slight to moderate decline in financial performance as compared to that projected in the most recent quantitative analysis. These reporting units did, however, also experience a decline in discount rates and an increase in market multiples as compared to their most recent quantitative analysis. The Company performed sensitivity analyses as part of these quantitative tests and noted that the growth rate or discount rate would have to change by more than one percentage point or that market multiples would have to decline by 19% to change the conclusion.
Finally, an assessment of the implied fair value of goodwill was performed for one reporting unit that accounts for approximately 15% of the Company’s goodwill due to a negative carrying value which requires a measurement to be performed since a qualitative analysis was not conclusive. The reporting unit’s financial performance was slightly below that anticipated in the most recent impairment test, however, the discount rate remained constant and its market multiples experienced a large increase. The measurement resulted in no impairment.

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the years ended December 31, 2013 and 2012:

	Concerts	Ticketing	Artist Nation	Sponsorship & Advertising	Other	Total
	(in thousands)
Balance as of December 31, 2011:
Goodwill	$387,188	$633,852	$262,158	$244,348	$13,037	$1,540,583
Accumulated impairment losses	(269,902)	—	—	—	(13,037)	(282,939)
Net	117,286	633,852	262,158	244,348	—	1,257,644

Acquisitions—current year	71,942	—	—	—	—	71,942
Acquisitions—prior year	—	2,380	4,542	—	—	6,922
Foreign exchange	9,761	1,410	120	10,028	—	21,319

Balance as of December 31, 2012:
Goodwill	468,891	637,642	266,820	254,376	13,037	1,640,766
Accumulated impairment losses	(269,902)	—	—	—	(13,037)	(282,939)
Net	198,989	637,642	266,820	254,376	—	1,357,827

Acquisitions—current year	42,826	1,715	3,253	49,748	—	97,542
Acquisitions—prior year	(2,811)	—	9,203	—	—	6,392
Dispositions	(3,691)	—	(251)	—	—	(3,942)
Foreign exchange	257	2,892	(102)	6,117	—	9,164

Balance as of December 31, 2013:
Goodwill	505,472	642,249	278,923	310,241	13,037	1,749,922
Accumulated impairment losses	(269,902)	—	—	—	(13,037)	(282,939)
Net	$235,570	$642,249	$278,923	$310,241	$—	$1,466,983
Included in the current year acquisitions amount above for 2013 is $97.5 million of goodwill primarily associated with the May 2013 acquisition of a controlling interest in a festival promoter based in Los Angeles and the December 2013 acquisition of a controlling interest in a festival promoter in the United Kingdom.
Included in the current year acquisitions amount above for 2012 is $71.9 million of goodwill primarily related to the acquisition of a concert promotion business located in Australia and New Zealand and the acquisition of a festival promoter in the United Kingdom.
Of the total amount of goodwill recognized in connection with the 2013 and 2012 acquisitions, $30.3 million and $9.6 million, respectively, is expected to be deductible for tax purposes.
The Company reviews for possible impairment of goodwill annually. There was no impairment charge related to goodwill recorded for the years ended December 31, 2013, 2012 and 2011.
The Company is in the process of finalizing its acquisition accounting for recent acquisitions which could result in a change to the associated purchase price allocations, including goodwill and its allocation between segments.
Investments in nonconsolidated affiliates
The Company has investments in various affiliates which are not consolidated and are accounted for under the equity method of accounting. The Company records its investments in these entities in the balance sheet as investments in nonconsolidated affiliates. The Company’s interests in these operations are recorded in the statement of operations as equity in earnings of nonconsolidated affiliates. For the year ended December 31, 2013, the Company’s investments in Venta de Boletos por Computadora S.A. de C.V, a 33% owned ticketing distribution services company, and Three Six Zero Grp Limited, a 50%

owned artist management company, are considered significant on an individual basis and certain other investments are considered significant on an aggregate basis. Summarized balance sheet and income statement information for the Company’s significant nonconsolidated affiliates is as follows (at 100%):

	December 31,
	2013	2012
	(in thousands)
Current assets	$41,083	$58,594
Noncurrent assets	$12,357	$7,642
Current liabilities	$22,167	$33,319
Noncurrent liabilities	$195	$61
Noncontrolling interests	$296	$238

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Revenue	$79,264	$66,180	$64,492
Operating income	$33,151	$31,973	$29,658
Net income	$26,150	$24,839	$22,729
Net income attributable to the common stockholders of the equity investees	$26,088	$24,808	$22,729
The Company reviews its investments in nonconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For the year ended December 31, 2013, the Company recorded impairment charges related to these investments of $9.2 million as equity in earnings of nonconsolidated affiliates. The impairments primarily related to an investment in a concert promoter located in Europe and an investment in an ecommerce business. See Note 6—Fair Value Measurements for further discussion of the inputs used to determine the fair values.
Long-lived Asset Disposals
In May 2013, the Company completed the sale of a theater in New York. In January 2012, the Company completed the sale of an amphitheater in Ohio. In January 2011, the Company sold its 50% controlling interest in an artist management company. In May 2011, the Company completed the sale of an amphitheater in Texas.
The table below summarizes the asset and liability values at the time of sale for significant disposals and the resulting gain or loss recorded.

Divested Asset	Segment	Loss (Gain) on Disposal of Operating Assets	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
	(in thousands)
2013 Divestiture
New York theater	Concerts	$(24,845)	$—	$35,785	$—	$3,636
2012 Divestiture
Ohio amphitheater	Concerts	$(444)	$—	$5,400	$444	$—
2011 Divestiture
Texas amphitheater	Concerts	$798	$—	$3,206	$—	$—
Artist management company	Artist Nation	$(1,264)	$3	$4,153	$119	$—
NOTE 3—ACQUISITIONS
During 2013, the Company completed its acquisitions of a controlling interest in a festival promoter located in Los Angeles, California and a controlling interest in a festival promoter located in the United Kingdom, an artist management business located in Ireland and other smaller acquisitions. These acquisitions were accounted for as business combinations under the acquisition method of accounting and were not significant on an individual basis or in the aggregate.
During 2012, the Company completed its acquisitions of a controlling interest in a concert promotion business in Australia and New Zealand, a controlling interest in a festival promoter located in the United Kingdom, a festival promoter located in Los Angeles, California and other smaller acquisitions. These acquisitions were accounted for as business combinations under the acquisition method of accounting and were not significant on an individual basis or in the aggregate.
Front Line
In the first quarter of 2011, the Company acquired all of the remaining equity interests of Front Line that it did not previously own in a series of transactions. As a result of these transactions, the Company was able to further simplify its operating structure.
Under the terms of the stock purchase agreement, the Company purchased all restricted and unrestricted shares of common stock of Front Line held by a former executive of the Company and the Trust (collectively the “Former Executive Sellers”), purchased all in-the-money options for common stock of Front Line held by the Former Executive Sellers and purchased all shares of common stock of Front Line held by The Madison Square Garden Company (“MSG”). The Company also paid an amount equal to a 2010 dividend paid by Front Line to the Former Executive Sellers and MSG, pro-rated for the period from January 1, 2011 through the closing date, and paid the former executive a contractually-owed tax gross-up associated with his restricted Front Line common stock and dividend. In total, under the stock purchase agreement, the Company paid $56.3 million in cash and $18.6 million in newly-issued shares of Live Nation common stock to the Former Executive Sellers and $0.2 million in cash and $41.0 million in newly issued shares of Live Nation common stock to MSG. These shares were valued using the closing price of the Company’s stock on the date of the transaction. Of the total shares of Live Nation stock issued, the Former Executive Sellers received 1.8 million shares of common stock and MSG received 3.9 million shares of common stock.
As part of individual redemption agreements, the Company also purchased the remaining smaller holdings of outstanding Front Line restricted shares of common stock from other individuals for a total of $12.8 million in cash.
The shares purchased under all of these agreements had redemption features and, previous to these repurchases, the Former Executive Sellers’ and MSG’s common shares and the Former Executive Sellers’ options were classified as redeemable noncontrolling interests and all of the remaining shares were classified as liabilities. All of these instruments were carried at their fair values and amounts paid as part of these agreements were recorded in the income statement to the extent they were in excess of the amount recorded on the balance sheet, with the exception of the unrestricted shares of common stock held by the Former Executive Sellers and MSG which were accounted for as the acquisition of noncontrolling interests and the difference between the carrying value and settlement value was recorded in additional paid-in capital. Tax gross-up amounts paid were recorded in the income statement to the extent the amount paid exceeded the amount already accrued. As a result of the repurchases, the Company recorded $24.4 million in selling, general and administrative expenses in the first quarter of 2011, which is classified as stock-based compensation. Further, cash flows from financing activities reflects a $47.9 million use of cash and cash flows from operating activities reflects a $21.4 million use of cash as a result of these transactions. Total non-cash consideration was $59.6 million and is not included in the statement of cash flows.

NOTE 4—LONG-TERM DEBT
Long-term debt, which includes capital leases, consisted of the following:

	December 31,
	2013	2012
	(in thousands)
Senior Secured Credit Facility:
Term loan A, net of unamortized discount of $2.0 million and $0.9 million
in 2013 and 2012, respectively	$111,578	$76,556
Term loan B, net of unamortized discount of $14.4 million and
$14.1 million in 2013 and 2012, respectively	933,226	863,370
Revolving credit facility	—	—
7% Senior Notes due 2020, plus unamortized premium of $8.6 million
in 2013	433,571	225,000
2.875% Convertible Senior Notes due 2027, net of unamortized discount of
$7.6 million and $20.6 million in 2013 and 2012, respectively	212,415	199,419
8.125% Senior Notes due 2018	—	250,000
Other long-term debt	118,097	125,660
	1,808,887	1,740,005
Less: current portion	278,403	62,050

Total long-term debt, net	$1,530,484	$1,677,955
Future maturities of long-term debt at December 31, 2013 are as follows:

(in thousands)
2014	$285,989
2015	46,344
2016	48,985
2017	47,329
2018	54,015
Thereafter	1,341,622
Total	1,824,284
Debt discount	(23,968)
Debt premium	8,571
Total, including premium and discount	$1,808,887

Payments due in 2014 include $7.6 million of unamortized debt discount on the Convertible Senior Notes.
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
For the term loan A, the Company is required to make quarterly payments increasing over time from $1.4 million to $13.8 million with the balance due at maturity in August 2018. For the term loan B, the Company is required to make quarterly payments of $2.4 million with the balance due at maturity in August 2020. The Company is also required to make mandatory prepayments of the loans under the credit agreement, subject to specified exceptions, from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events.
Based on the Company’s outstanding letters of credit of $68.1 million, $266.9 million was available for future borrowings under the revolving credit facility at December 31, 2013.
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
Holders of the 2.875% convertible senior notes may require the Company to purchase for cash all or a portion of their notes on July 15, 2014, July 15, 2017 and July 15, 2022 at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any, subject to specified additional conditions. Accordingly, the notes have been classified as current at December 31, 2013. In addition, if the Company experiences a fundamental change, as defined in the indenture governing the notes, holders may require the Company to purchase for cash all or a portion of their notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any.
On or after July 20, 2014, the Company may redeem all or a portion of the notes for cash at a price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest, if any.
As of December 31, 2013 and 2012, the carrying amount of the equity component of the notes was $73.0 million in each of the respective periods. As of December 31, 2013 and 2012, the principal amount of the liability component (face value of the notes) was $220 million in each of the respective periods. As of December 31, 2013, the remaining period over which the discount will be amortized is approximately one year. At December 31, 2013, the value of the notes, if converted and fully settled in shares, does not exceed the principal amount of the notes. For the years ended December 31, 2013, 2012 and 2011, the effective interest rate on the liability component of the notes was 9.7%. The following table summarizes the amount of pre-tax interest cost recognized on the notes:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Interest cost recognized relating to:
Contractual interest coupon	$6,325	$6,325	$6,325
Amortization of debt discount	12,995	11,792	10,700
Amortization of debt issuance costs	703	703	703
Total interest cost recognized on the notes	$20,023	$18,820	$17,728
See Note 5—Derivative Instruments for discussion on the accounting for derivative instruments embedded within the 2.875% convertible senior notes.
Other Long-term Debt
Other long-term debt is comprised of capital leases of $10.8 million and notes payable and other debt of $107.3 million, including debt to noncontrolling interest partners of $34.6 million, debt related to the redevelopment of The O2 Dublin of $10.2 million, $38.0 million of long-term debt for Academy Music Holdings Limited Group which consists of term loans and shareholder loan notes and $20.7 million of long-term debt for the Company’s Australian operations. Total notes payable consist primarily of eighteen notes with interest rates ranging from 0.4% to 11.0% and maturities of up to eight years.
Debt Extinguishment
In August 2013, the Company issued additional notes under the indenture governing its existing 7% senior notes due 2020 with a $9.0 million premium and amended its senior secured credit facility. The amendment to the senior secured credit facility provided the existing term loan A and term loan B lenders with an option to convert their outstanding principal amounts into the new term loans. Excluding the outstanding principal amounts for lenders who elected to convert their outstanding term loans, proceeds of $802.2 million from issuance of these borrowings were used to repay $472.5 million principal amount of the Company’s outstanding borrowings under the existing senior secured credit facility, to repay the entire $250 million principal amount of the Company’s outstanding 8.125% senior notes due 2018 and to pay the related ‘make-whole’ premium on these senior notes and total accrued interest and fees of $35.3 million along with related fees and expenses for the refinancing of $22.0 million, leaving $22.4 million in additional cash for general corporate purposes. The Company recorded $36.3 million as a loss on extinguishment of debt related to this refinancing.
In August 2012, the proceeds from the issuance of the 7% senior notes and increased term loan B borrowings were used to repay all of the Company’s outstanding 10.75% senior notes with a principal amount of $287 million, to pay related redemption premium and accrued interest of $19.5 million and to pay related fees and expenses for the refinancing of $6.1 million, leaving $12.4 million in additional cash available for general corporate purposes. The gain on extinguishment of debt resulting from these transactions was not significant.

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
As of December 31, 2013, the Company believes it was in compliance with all of its debt covenants. The Company expects to remain in compliance with all of these covenants throughout 2014.
NOTE 5—DERIVATIVE INSTRUMENTS
The Company primarily uses forward currency contracts and options to reduce its exposure to foreign currency risk associated with short-term artist fee commitments. The Company may also enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At December 31, 2013 and 2012, the Company had forward currency contracts and options outstanding with notional amounts of $96.0 million and $100.0 million, respectively. These instruments have not been designated as hedging instruments and any change in fair value is reported in earnings during the period of the change. The Company’s foreign currency derivative activity, including the related fair values, are not material to any period presented.
Additionally, the Company has entered into certain interest rate swaps and cap agreements to limit its exposure to variable interest rates, related to portions of the Company’s outstanding debt, some of which have been designated as cash flow hedges. At December 31, 2013, the Company had interest rate swaps outstanding with notional amounts of $39.3 million. At December 31, 2012, the Company had interest rate swaps and cap agreements outstanding with notional amounts of $133.8 million. The Company’s interest rate swaps and cap activity, including the related fair values, are not material to any period presented. As of December 31, 2013 and 2012, there was no ineffective portion or amount excluded from effectiveness testing for derivatives designated as cash flow hedging instruments.
The Company’s 2.875% convertible senior notes include certain provisions which are bifurcated from the notes and accounted for as derivative instruments. As of December 31, 2013 and 2012, the fair value of these provisions were considered to be de minimis.
The Company does not enter into derivative instruments for speculative or trading purposes and does not anticipate any significant recognition of derivative activity through the income statement in the future related to the instruments currently held. See Note 6—Fair Value Measurements for further discussion and disclosure of the fair values for the Company’s derivative instruments.

NOTE 6—FAIR VALUE MEASUREMENTS
The Company currently has various financial instruments carried at fair value, such as marketable securities, derivatives, and contingent consideration, but does not currently have nonfinancial assets and liabilities that are required to be measured at fair value on a recurring basis. The Company’s financial assets and liabilities are measured using inputs from all levels of the fair value hierarchy as defined in the FASB guidance for fair values. For this categorization, only inputs that are significant to the fair value are considered. The three levels are defined as follows:
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
In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis, which are classified on the balance sheets as cash and cash equivalents, other current assets, other long-term assets, other current liabilities and other long-term liabilities:

	Fair Value Measurements at December 31, 2013				Fair Value Measurements at December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
		(in thousands)				(in thousands)
Assets:
Cash equivalents	$26,627	$—	$—	$26,627	$61,996	$—	$—	$61,996
Forward currency contracts	—	297	—	297	—	81	—	81
Stock options	—	—	469	469	—	—	204	204
Total	$26,627	$297	$469	$27,393	$61,996	$81	$204	$62,281
Liabilities:
Interest rate swaps	$—	$1,491	$—	$1,491	$—	$2,811	$—	$2,811
Forward currency contracts	—	1,543	—	1,543	—	625	—	625
Put option	—	—	435	435	—	—	—	—
Contingent consideration	—	—	5,934	5,934	—	—	6,718	6,718
Total	$—	$3,034	$6,369	$9,403	$—	$3,436	$6,718	$10,154
Cash equivalents consist of money market funds. Fair values for cash equivalents are based on quoted prices in an active market. Fair values for forward currency contracts are based on observable market transactions of spot and forward rates. Fair values for the interest rate swaps are based on inputs corroborated by observable market data with similar tenors.
The Company has certain contingent consideration obligations related to acquisitions which are measured at fair value using Level 3 inputs. The amounts due to the sellers are based on the achievement of agreed-upon financial performance metrics by the acquired companies where the contingent obligation is either earned or not earned. The Company records the liability at the time of the acquisition based on the present value of management’s best estimates of the future results of the acquired companies compared to the agreed-upon metrics. Subsequent to the date of acquisition, the Company updates the original valuation to reflect current projections of future results of the acquired companies and the passage of time. Accretion of, and changes in the valuations of, contingent consideration are reported in acquisition transaction expenses. See Note 7—Commitments and Contingent Liabilities for additional information related to the contingent payments.
The Company has stock options in both publicly traded and non-publicly traded companies that are measured at fair value using Level 3 inputs. The stock options were received as consideration in connection with operational agreements entered into by subsidiaries of the Company. The Company has recorded assets for these options which were valued using the Black-Scholes option pricing model.

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
Due to their short maturity, the carrying amounts of accounts receivable, accounts payable and accrued expenses approximated their fair values at December 31, 2013 and 2012.
The Company’s outstanding debt held by third-party financial institutions is carried at cost, adjusted for premium or discounts. The Company’s debt is not publicly traded and the carrying amounts typically approximate fair value for the Company’s debt that accrues interest at a variable rate, which are considered to be Level 2 inputs. The estimated fair values of the 7% senior notes and the 2.875% convertible senior notes were $461.9 million and $223.0 million, respectively, at December 31, 2013. The estimated fair values of the 7% senior notes, the 8.125% senior notes and the 2.875% convertible senior notes were $236.3 million, $273.4 million and $219.4 million, respectively, at December 31, 2012. The estimated fair value of the Company’s third-party fixed-rate debt is based on quoted market prices in active markets for the same or similar debt, which are considered to be Level 2 inputs. See Note 4—Long-Term Debt for discussion of the issuance of additional 7% senior notes and redemption of the 8.125% senior notes. The Company has fixed rate debt held by noncontrolling interest partners with a face value of $34.6 million and $24.5 million at December 31, 2013 and 2012, respectively. The Company is unable to determine the fair value of this debt.
The following table shows the fair value of the Company’s financial assets that have been adjusted to fair value on a non-recurring basis which had a significant impact on the Company’s results of operations for the years ended December 31, 2013 and 2012:

	Fair Value Measurement
	at	Fair Value Measurements Using			Total
Description	December 31	Level 1	Level 2	Level 3	Losses
	(in thousands)
2013 Impairments
Definite-lived intangible assets, net	$660	$—	$—	$660	$10,625
Investments in nonconsolidated affiliates	$—	$—	$—	$—	$9,174
2013 Total					$19,799

2012 Impairments
Property, plant and equipment	$5,983	$—	$5,983	$—	$4,266
Definite-lived intangible assets, net	$90,176	$—	$—	$90,176	$89,584
2012 Total					$93,850
In 2013, there were no significant impairment charges recorded related to property, plant and equipment. During 2012 and 2011, the Company recorded impairment charges of $4.3 million and $10.0 million, respectively, as a component of depreciation and amortization for certain property, plant and equipment. The 2012 impairment charges were primarily related to certain leasehold improvements and office furniture and equipment in the Artist Nation segment, an amphitheater in the Concerts segment and a theater in other operations. The 2011 impairment charges related to two amphitheaters, a music theater and a club in the Concerts segment. It was determined that these assets were impaired since the estimated undiscounted future cash flows associated with the respective asset were less than its carrying value. These cash flows were calculated using the estimated sale values for the assets being sold and/or operating cash flows, all of which were discounted to approximate fair value. The estimated sale values and operating cash flows used for these non-recurring fair value measurements are considered Level 2 and Level 3 inputs, respectively.
During 2013, 2012 and 2011, the Company recorded impairment charges related to definite-lived intangible assets of $10.6 million, $89.6 million and $14.1 million, respectively, as a component of depreciation and amortization.The 2013 impairment charges were primarily related to intangible assets for venue management and leaseholds in the Concerts segment and client/vendor relationships in the Concerts and Artist Nation segments. The 2012 impairment charges were primarily related to intangible assets for client/vendor relationships in the Artist Nation segment and revenue-generating contracts and client/vendor relationships in the Concerts segment. The 2011 impairment charges related to intangible assets for client/vendor relationships, revenue-generating contracts and venue management and leaseholds in the Concerts segment. In all these cases it was determined that these assets were impaired since the most recent estimated undiscounted future cash flows associated with these assets were less than their carrying value. These impairments were then calculated using operating cash flows which were discounted to approximate fair value. The key inputs in these calculations include future cash flow projections, including revenue and profit margins, attrition rates as applicable, and, for the fair value computation, a discount rate. The key inputs used for these non-recurring fair value measurements are considered Level 3 inputs.
During 2013, the Company recorded impairment charges related to investments in nonconsolidated affiliates of $9.2 million as a component of equity in earnings of nonconsolidated affiliates. The impairment charges primarily related to investments in a concert promoter located in Europe and an ecommerce business. Based on financial information received regarding the sale or liquidation of the nonconsolidated affiliates, the Company believed its investment balances were fully impaired. The financial information received from the nonconsolidated affiliates used for these non-recurring fair value measurements are considered Level 3 inputs.
NOTE 7—COMMITMENTS AND CONTINGENT LIABILITIES
The Company leases office space, certain equipment and many of its concert venues. Some of the lease agreements contain renewal options and annual rental escalation clauses (generally tied to the consumer price index), as well as provisions for the payment of utilities and maintenance by the Company. The Company also has non-cancelable contracts related to minimum performance payments with various artists, other event-related costs and nonrecoupable ticketing contract advances. In addition, the Company has commitments relating to additions to property, plant, and equipment under certain construction commitments for facilities and venues.
As of December 31, 2013, the Company’s future minimum rental commitments under non-cancelable operating lease agreements with terms in excess of one year, minimum payments under non-cancelable contracts in excess of one year and capital expenditure commitments consist of the following:

	Non-cancelable Operating Leases	Non-cancelable Contracts	Capital Expenditures
	(in thousands)
2014	$119,371	$864,519	$7,736
2015	123,562	193,083	25
2016	124,820	110,086	25
2017	114,118	136,240	25
2018	106,567	26,196	—
Thereafter	1,692,127	29,990	250
Total	$2,280,565	$1,360,114	$8,061

Commitment amounts for non-cancelable operating leases and non-cancelable contracts which stipulate an increase in the commitment amount based on an inflationary index have been estimated using an inflation factor of 2.4% for North America, 3.3% for the United Kingdom and 1.8% for the Netherlands.
Aggregate minimum rentals of $85.7 million to be received in years 2014 through 2023 under non-cancelable subleases are excluded from the commitment amounts in the above table.
Total rent expense charged to operations for 2013, 2012 and 2011 was $162.6 million, $145.2 million and $128.7 million, respectively. In addition to the minimum rental commitments included in the table above, the Company has leases that contain contingent payment requirements for which payments vary depending on revenue, tickets sold or other variables. Contingent rent expense charged to operations for 2013, 2012 and 2011 was $46.5 million, $30.0 million and $17.0 million, respectively. The above table above does not include contingent rent or rent expense for events in third-party venues.
In connection with asset and business disposals, the Company generally provides indemnifications to the buyers including claims resulting from employment matters, commercial claims and governmental actions that may be taken against the assets or businesses sold. Settlement of these claims is subject to various statutory limitations that are dependent upon the nature of the claim.

Certain agreements relating to acquisitions that occurred prior to the adoption in January 2009 of the FASB guidance for business combinations provide for purchase price adjustments and other future contingent payments based on the financial performance of the acquired companies. The Company will accrue additional amounts related to such contingent payments, which were part of the business combinations, with a corresponding adjustment to goodwill, if and when it is determinable that the applicable financial performance targets will be met. The aggregate of these contingent payments, if all performance targets are met, would not significantly impact the financial position of the Company. As of December 31, 2013, the Company has accrued $1.0 million in other current liabilities for amounts due under these arrangements. The last contingency period for which the Company has an outstanding contingent payment is for the period ending December 2017.
The Company also has certain contingent obligations related to acquisitions made after the adoption in January 2009 of the FASB guidance for business combinations. In accordance with the current guidance, contingent consideration associated with business combinations must be recorded at its fair value at the time of the acquisition and reflected at current fair value for each subsequent reporting period thereafter until settled. The Company records these fair value changes in its statements of operations as acquisition transaction expenses. The contingent consideration is generally subject to payout following the achievement of future performance targets and a portion is expected to be payable in the next twelve months. As of December 31, 2013, the Company has accrued $1.9 million in other current liabilities and $4.0 million in other long-term liabilities and, as of December 31, 2012, the Company had accrued $2.5 million in other current liabilities and $4.2 million in other long-term liabilities, representing the fair value of these estimated payments. The last contingency period for which the Company has an outstanding contingent payment is for the period ending December 2017. See Note 6—Fair Value Measurements for further discussion related to the valuation of these contingent payments.
During 2006, in connection with the Company’s acquisition of Historic Theatre Group, the Company guaranteed obligations related to a lease agreement. In the event of default, the Company could be liable for obligations through the end of 2035 which have future lease payments (undiscounted) of approximately $21.5 million as of December 31, 2013. The scheduled future minimum rentals for this lease for the years 2014 through 2018 are $1.6 million each year. The venues under the lease agreement were included in the sale of the Company’s North American theatrical business in 2008. The buyer has assumed the Company’s obligations under the guaranty, however the Company remains contingently liable to the lessor. The Company believes that the likelihood of a material liability being triggered under this lease is remote, and no liability has been accrued for these contingent lease obligations as of December 31, 2013.
As of December 31, 2013 and 2012, the Company guaranteed the debt of third parties of approximately $13.1 million and $12.7 million, respectively, primarily related to maximum credit limits on employee and tour-related credit cards and obligations under a venue management agreement.
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
In December 2010, the parties entered into a binding agreement providing for the settlement of the litigation and the resolution of all claims therein. In September 2011, the Court declined to approve the settlement in its then-current form. Litigation continued, and in September 2011, the Court granted in part and denied in part Ticketmaster’s Motion for Summary Judgment. The parties reached a new settlement in September 2011, which was approved preliminarily, but in September 2012 the Court declined to grant final approval. The parties have reached a revised settlement and presented those terms to the court for preliminary approval in December 2013. Ticketmaster and its parent, Live Nation, have not acknowledged any violations of law or liability in connection with the matter.
As of December 31, 2013, the Company has accrued $35.4 million, its best estimate of the probable costs associated with the settlement referred to above. This liability includes an estimated redemption rate. Any difference between the Company’s estimated redemption rate and the actual redemption rate it experiences will impact the final settlement amount; however, the Company does not expect this difference to be material.
Canadian Consumer Class Action Litigation Relating to TicketsNow
In February 2009, four putative consumer class action complaints were filed in various provinces of Canada against TicketsNow, Ticketmaster, Ticketmaster Canada Ltd. and Premium Inventory, Inc. All of the cases alleged essentially the same set of facts and causes of action. Each plaintiff purported to represent a class consisting of all persons who purchased a ticket from Ticketmaster, Ticketmaster Canada Ltd. or TicketsNow from February 2007 to present and alleges that Ticketmaster conspired to divert a large number of tickets for resale through the TicketsNow website at prices higher than face value. The plaintiffs characterized these actions as being in violation of Ontario’s Ticket Speculation Act, the Amusement Act of Manitoba, the Amusement Act of Alberta or the Quebec Consumer Protection Act. The Ontario case contained the additional allegation that Ticketmaster’s service fees violate anti-scalping laws. Each lawsuit sought compensatory and punitive damages on behalf of the class.
In February 2012, the parties entered into a settlement agreement that resolved all of the resale market claims. The court approval process for the settlement has been completed, with final approvals given in all provinces. The settlement was paid in January 2013, the full amount of which was funded by an escrow established in connection with Ticketmaster’s 2008 acquisition of TicketsNow.
In December 2013, the Court issued an order granting the Company's Motion for Summary Judgment and dismissing the primary market claim, which was the remaining part of the Ontario case. A settlement agreement was thereafter reached under which the Company waived its right to seek recovery of its attorney’s fees and costs and the plaintiffs waived their right to appeal, fully and finally resolving and disposing of the litigation.
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
NOTE 8—CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS
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

Transactions Involving Directors
The following table sets forth revenue earned and expenses incurred from the transactions noted below:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Director related-party revenue	$2,475	$18,329	$22,069
Director related-party expenses	$4,559	$21,795	$25,210
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
Transactions Involving Executives
ATC Aviation, Inc. (“ATC”), which was owned by the Company’s former Executive Chairman who resigned on December 31, 2012, owned an aircraft. The Company was charged market rates for the use of the aircraft when used by the former executive or other executives on Company business, a portion of which was paid to ATC. These arrangements are no longer in effect following the executive’s departure from the Company. For the years ended December 31, 2012 and 2011 the Company made payments totaling $1.9 million and $1.7 million, respectively.
As of December 31, 2012, the former executive noted above had a minority ownership interest in an entity that subleases office space from the Company. Rent charged by the Company for the years ended December 31, 2012 and 2011 totaled $0.7 million for each respective period.
The Trust was a party to the Second Amended and Restated Stockholders’ Agreement of Front Line dated as of June 9, 2008, as amended (the “Front Line Stockholders’ Agreement”). The Front Line Stockholders’ Agreement governed certain matters related to Front Line and the ownership of securities of Front Line, including board designation rights, transaction approval requirements, share transfer provisions, and put and call rights. The Front Line Stockholders’ Agreement also provided for an annual pro rata dividend to be paid to the stockholders as soon as reasonably practicable after the end of each fiscal year. The Front Line Stockholders’ Agreement was terminated in connection with the first quarter 2011 acquisition of the remaining equity interests in Front Line. See Note 3—Acquisitions for further discussion of this 2011 transaction.
In January 2011, the board of directors of Front Line declared a dividend payable in cash to the holders of record of Front Line common stock. This dividend was paid in January 2011 and totaled $20.1 million of which the Company received $15.0 million. The Trust received a pro rata portion of this dividend totaling $3.0 million. In connection with the January 2011 dividend, the former executive mentioned above received a gross-up payment of $0.6 million.

Trust Note
For the year ended December 31, 2012, the Company recorded $11.7 million of acquisition expenses related to the Trust Note as a component of corporate expenses. The Trust Note was paid in full in December 2012 in connection with the resignation of the executive affiliated with the trust that held the Trust Note.
Transactions Involving Equity Method Investees
The Company conducts business with certain of its equity method investees in the ordinary course of business. Transactions relate to venue rentals, management fees and sponsorship revenue. Revenue of $2.6 million, $2.3 million and $1.3 million were earned in 2013, 2012 and 2011, respectively, and expenses of $7.5 million, $6.8 million and $4.8 million were incurred in 2013, 2012 and 2011, respectively, from these equity investees for services rendered or provided in relation to these business ventures.
Other Related Parties
During the year ended December 31, 2011, the Company paid $6.8 million for deferred consideration due in connection with the acquisition of a company owned by various members of management of one of the Company’s subsidiaries. This company holds a venue lease and the agreement was paid in full in 2011.
In January 2011, the Company sold a 49.9% noncontrolling interest in its clubs and theaters venue promotion business in Boston to a company partially owned by two employees of one of the Company’s subsidiaries in exchange for assets and cash valued at $12.6 million.
The Company conducts certain transactions in the ordinary course of business with companies that are owned, in part or in total, by various members of management of the Company’s subsidiaries or companies over which it has significant influence. These transactions primarily relate to venue rentals, concession services, equipment rentals, ticketing, marketing and other services. As of December 31, 2013 and December 31, 2012, the Company has a receivable balance of $13.5 million and $12.2 million, respectively, from certain of these companies. The following table sets forth expenses incurred and revenue earned from these companies for services rendered or provided in relation to these business ventures. None of these transactions were with directors or executive officers of the Company.

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Other related-parties revenue	$6,526	$4,958	$5,226
Other related-parties expenses	$21,284	$14,275	$9,007
NOTE 9—INCOME TAXES
Significant components of the provision for income tax expense (benefit) are as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Current—federal	$1,238	$2,235	$(23,340)
Current—foreign	41,664	34,541	38,328
Current—state	3,864	3,917	4,391
Total current	46,766	40,693	19,379
Deferred—federal	(852)	(386)	(29,153)
Deferred—foreign	(14,606)	(14,591)	(13,463)
Deferred—state	(430)	4,020	(2,987)
Total deferred	(15,888)	(10,957)	(45,603)
Income tax expense (benefit)	$30,878	$29,736	$(26,224)

Current income tax expense increased $6.1 million for the year ended December 31, 2013 as compared to the prior year due principally to results attributable to the 2012 acquisitions of foreign entities. Current income tax expense increased $21.3 million for the year ended December 31, 2012 as compared to the prior year due principally to the carryback of domestic net operating losses in 2011 which generated $24.2 million of federal tax refunds.
Deferred income tax benefit increased $4.9 million for the year ended December 31, 2013 as compared to the prior year due principally to an increase in the blended state tax rate. Deferred income tax benefit decreased $34.6 million for the year ended December 31, 2012 as compared to the prior year due principally to the reversal of valuation allowances recorded against United States federal and state deferred tax assets driven primarily by deferred tax attributes relating to the acquisition of the remaining interests in Front Line in the first quarter of 2011 and an increase in the blended state tax rate in 2012.
The domestic net loss before income taxes was $103.9 million, $232.3 million and $200.4 million for 2013, 2012 and 2011, respectively. Non-United States income before income taxes was $98.8 million, $100.1 million and $103.8 million for 2013, 2012 and 2011, respectively.
Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2013	2012
	(in thousands)
Deferred tax liabilities:
Intangible assets	$234,454	$281,071
Prepaid expenses	7,089	4,575
Long-term debt	51,166	41,949
Total deferred tax liabilities	292,709	327,595

Deferred tax assets:
Intangible and fixed assets	8,991	27,723
Accrued expenses	59,944	53,125
Net operating loss carryforwards	393,628	379,111
Foreign tax credit carryforwards	42,323	38,710
Equity compensation	24,930	47,542
Investments in nonconsolidated
affiliates	—	5,267
Other	14,597	14,114
Total gross deferred tax assets	544,413	565,592

Valuation allowance	435,578	425,404
Total deferred tax assets	108,835	140,188
Net deferred tax liabilities	$(183,874)	$(187,407)

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
During 2013 and 2012, the Company recorded net deferred tax liabilities of $15.1 million and $21.3 million, respectively, due principally to differences in financial reporting and tax bases in assets acquired in business combinations.
Deferred tax assets related to intangibles and fixed assets principally relate to differences in book and tax basis of tax-deductible goodwill created from the Company’s various stock acquisitions. As of December 31, 2013, the Company has United States federal and state deferred tax assets related to net operating loss carryforwards of $289.8 million and $70.5 million, respectively. Based on current statutory carryforward periods, these losses will expire on various dates between the years 2016 and 2033. The amount of United States net operating loss carryforwards that will expire if not utilized in 2016, 2017 and 2018 is $18.3 million, $14.6 million and $40.0 million, respectively. The Company’s federal net operating loss is partially subject to statutory limitations on the amount that can be used in any given year.
The reconciliation of income tax computed at the United States federal statutory tax rates to income tax expense (benefit) is:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Income tax benefit at United States statutory rates	$(1,798)	$(46,256)	$(33,820)
State income taxes, net of federal tax benefits	3,864	3,917	4,391
Differences between foreign and United States statutory rates	(21,182)	(25,637)	(25,158)
Non-United States income inclusions and exclusions	18,525	9,901	11,288
Nondeductible items	7,570	9,005	9,252
Tax contingencies	697	4,316	2,632
Change in valuation allowance	15,912	79,214	7,412
Other, net	7,290	(4,724)	(2,221)
	$30,878	$29,736	$(26,224)

During 2013 and 2012, the Company recorded income tax expense of approximately $30.9 million and $29.7 million, respectively, on losses before tax of $5.1 million and $132.2 million, respectively. Income tax expense is principally attributable to the Company’s earnings in foreign tax jurisdictions.
In 2013 and 2012, there were no significant income tax benefits recognized from valuation allowance reversals attributable to acquisitions. During 2011, the Company recorded an income tax benefit of approximately $26.2 million on a loss before income tax of $96.6 million. This income tax benefit was principally attributable to the reversal of valuation allowances recorded against United States federal and state deferred tax assets driven primarily by deferred tax attributes of $39.5 million relating to the acquisition of the remaining interests in Front Line in the first quarter of 2011 and the carryback of the Front Line tax loss for the short period January 1, 2011 to February 4, 2011 caused by the acquisition.
Differences between foreign and United States statutory rates of $21.2 million, $25.6 million and $25.2 million for the years ended December 31, 2013, 2012 and 2011, respectively, are primarily attributable to the Company’s Luxembourg holding company structure and tax rulings received from the Luxembourg tax authorities.
The Company regularly assesses the likelihood of additional assessments in each taxing jurisdiction resulting from current and subsequent years’ examinations. Liabilities for income taxes are established for future income tax assessments when it is probable there will be future assessments and the amount thereof can be reasonably estimated. Once established, liabilities for uncertain tax positions are adjusted only when there is more information available or when an event occurs necessitating a change to the liabilities. The Company believes that the resolution of income tax matters for open years will not have a material effect on its consolidated financial statements although the resolution of income tax matters could impact the Company’s effective tax rate for a particular future period.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the years ended December 31, 2013, 2012 and 2011, the Company has recognized $0.1 million, $0.7 million and $0.7 million, respectively, of interest and penalties related to uncertain tax positions. As of December 31, 2013 and 2012, the Company has accrued interest related to uncertain tax positions of $1.2 million and $1.6 million, respectively.
The tax years 2005 through 2013 remain open to examination by the major tax jurisdictions to which the Company is subject.

At December 31, 2013 and 2012, the Company had $12.9 million and $16.0 million, respectively, of unrecognized tax benefits. All of these unrecognized tax benefits would favorably impact the effective tax rate if recognized at some point in the future. The following table summarizes the activity related to the Company’s unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
	(in thousands)
Balance at January 1	$15,974	$13,357	$10,917
Additions:
Increase in tax for current year positions	396	2,978	1,991
Increase in tax for prior year positions	800	652	—
Decrease in tax for prior year positions	(75)	—	(86)
Interest and penalties for prior years	148	686	727
Reductions:
Expiration of applicable statue of limitations	(572)	—	—
Settlements for prior year positions	(3,212)	(1,716)	—
Foreign exchange	(599)	247	(192)
Reclassification to other liabilities	—	(230)	—
Balance at December 31	$12,860	$15,974	$13,357

NOTE 10—EQUITY
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
Common Stock
Issued shares of common stock reported on the Consolidated Balance Sheet include 2.2 million and 3.2 million, at December 31, 2013 and 2012, respectively, of unvested restricted stock awards that have not been included in the common shares issued reported on the Consolidated Statement of Changes In Equity. These shares will be reflected in the Consolidated Statement of Changes In Equity at the time of vesting.
During 2013, the Company issued 10.1 million shares of common stock primarily in connection with stock option exercises.
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
In February and June 2011, the Company issued 1.8 million and 5.5 million shares, respectively, of common stock pursuant to a subscription agreement with Liberty Media. See Note 8—Certain Relationships and Related-Party Transactions for further discussion of the subscription agreement.
In May 2011, the Company issued 0.7 million shares of common stock in connection with the acquisition of the remaining interests in an artist management business.
Common Stock Reserved for Future Issuance
Common stock of approximately 25.9 million shares as of December 31, 2013 is reserved for future issuances under the stock incentive plan (including 16.6 million options and 2.2 million restricted stock awards currently granted).

Noncontrolling Interests
Common securities held by the noncontrolling interests that do not include put arrangements exercisable outside of the control of the Company are recorded in equity, separate from the Company’s stockholders’ equity.
The purchase or sale of additional ownership in an already controlled subsidiary is recorded as an equity transaction with no gain or loss recognized in consolidated net income (loss) or comprehensive income (loss) as long as the subsidiary remains a controlled subsidiary. In 2013, the Company acquired the remaining equity interest in a company that owns The O2 Dublin and other smaller companies. In 2011, the Company acquired the remaining equity interests in Front Line and other smaller companies. See Note 3—Acquisitions for further discussion regarding the Front Line acquisition. The following schedule reflects the change in ownership interests for these transactions.

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net loss attributable to common stockholders of Live Entertainment, Inc.	$(43,378)	$(163,227)	$(83,016)
Transfers from noncontrolling interest:
Changes in Live Nation Entertainment, Inc.’s additional paid-in capital for purchase of noncontrolling interests, net of transaction costs	(17,732)	43	85,590
Change from net loss attributable to common stockholders of Live Nation Entertainment, Inc. and transfers from noncontrolling interests	$(61,110)	$(163,184)	$2,574

Redeemable Noncontrolling Interests
The Company is subject to put arrangements arising from business combinations where the holders of the noncontrolling interests can require the Company to repurchase their shares at specified dates in the future or within specified periods in the future. Certain of these puts can be exercised earlier upon the occurrence of triggering events as specified in the agreements. The exercise dates for these puts range from June 2014 to December 2018. The redemption amounts for these puts are either at a fixed amount, at fair value at the time of exercise or a variable amount based on a formula linked to earnings. In accordance with the FASB guidance for business combinations, the redeemable noncontrolling interests are recorded at their fair value at acquisition date. As these put arrangements are not currently redeemable, the Company accretes up to the redemption value over the period from the date of issuance to the earliest redemption date of the individual puts, with the offset recorded to additional paid-in capital. Decreases in accretion are only recognized to the extent that increases had been previously recognized. The estimated redemption values that are based on a formula linked to future earnings are computed using projected cash flows each reporting period which take into account the current expectations regarding profitability and the timing of revenue-generating events. The amounts for these put arrangements are reflected in the Company’s balance sheets as redeemable noncontrolling interests outside of permanent equity. The increase during the current year is principally related to puts associated with 2013 acquisitions.

Accumulated Other Comprehensive Income (Loss)
The following table presents changes in the components of AOCI, net of taxes, for the years ended December 31, 2013, 2012 and 2011:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
	(in thousands)
Balance at December 31, 2010	$(272)	$(179)	$(21,793)	$(22,244)
Other comprehensive loss before reclassifications	(159)	(42)	(13,929)	(14,130)
Net other comprehensive loss	(159)	(42)	(13,929)	(14,130)
Balance at December 31, 2011	(431)	(221)	(35,722)	(36,374)
Other comprehensive income (loss) before reclassifications	(148)	(390)	26,005	25,467
Amount reclassified from AOCI	(16)	—	—	(16)
Net other comprehensive income (loss)	(164)	(390)	26,005	25,451
Balance at December 31, 2012	(595)	(611)	(9,717)	(10,923)
Other comprehensive income before reclassifications	20	—	8,037	8,057
Amount reclassified from AOCI	496	—	—	496
Net other comprehensive income	516	—	8,037	8,553
Balance at December 31, 2013	$(79)	$(611)	$(1,680)	$(2,370)
The realized loss on cash flow hedges reclassified from AOCI consists of one interest rate swap agreement.
Earnings per Share
Basic net income (loss) per common share is computed by dividing the net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income per common share adjusts basic net income per common share for the effects of stock options, restricted stock and other potentially dilutive financial instruments only in the periods in which such effect is dilutive. The Company’s 2.875% convertible notes are considered in the calculation of diluted net income per common share, if dilutive.
The calculation of diluted net income per common share includes the effects of the assumed exercise of any outstanding stock options and warrants, the assumed vesting of shares of restricted stock awards and units and the assumed conversion of the 2.875% convertible senior notes where dilutive. For the years ended December 31, 2013, 2012 and 2011 there were no reconciling items to net loss attributable to common stockholders of Live Nation Entertainment, Inc. or weighted average common shares outstanding in the calculation of diluted net income per common share. The following table shows securities excluded from the calculation of diluted net income per common share because such securities are anti-dilutive:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Options to purchase shares of common stock	16,628	24,722	21,429
Restricted stock awards and units—unvested	2,210	3,207	4,028
Warrants	—	500	500
Conversion shares related to 2.875% convertible senior notes	8,105	8,105	8,105
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	26,943	36,534	34,062
NOTE 11—STOCK-BASED COMPENSATION
In December 2005, the Company adopted its 2005 Stock Incentive Plan, which has been amended and/or restated on several occasions. In connection with the Merger, the Company adopted the Amended and Restated Ticketmaster 2008 Stock & Annual Incentive Plan. The plans authorize the Company to grant stock option awards, director shares, stock appreciation rights, restricted stock and deferred stock awards, other equity-based awards and performance awards. The Company has granted restricted stock awards and options to purchase its common stock to employees, directors and consultants of the Company and its affiliates under the stock incentive plans at no less than the fair market value of the underlying stock on the date of grant. The stock incentive plans contain anti-dilutive provisions that require the adjustment of the number of shares of the Company’s common stock represented by, and the exercise price of, each option for any stock splits or stock dividends.
In June 2011, the Company registered an additional 10 million shares to service the Live Nation stock incentive plan.
The following is a summary of stock-based compensation expense recorded by the Company during the respective periods:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Selling, general and administrative expenses	$12,361	$14,297	$40,496
Corporate expenses	16,054	22,766	20,149
Total	$28,415	$37,063	$60,645
In December 2012, in connection with the resignation of a former executive, the Company accelerated the vesting of 0.7 million unvested options, 0.3 million shares of unvested restricted stock awards and units and 1.5 million shares of restricted Live Nation common stock held by the Trust. In addition, the former executive forfeited 0.4 million unvested options, 0.2 million unvested restricted stock awards and 0.4 million restricted stock units (“RSUs”). As a result of these accelerations and forfeitures, the Company recognized an additional $0.6 million of stock-based compensation expense for the year ended December 31, 2012 as a component of corporate expenses.
In the first quarter of 2011, the Company acquired the remaining equity interests of Front Line. As a result of this acquisition, the Company recorded $24.4 million of stock-based compensation in selling, general and administrative expenses. See Note 3—Acquisitions for further discussion regarding the 2011 acquisition of the remaining equity interests in Front Line.
The Trust held 1.5 million shares of restricted Live Nation common stock that were issued in connection with an acquisition, which unvested shares at December 31, 2012 were accelerated in connection with the resignation of the former executive. Stock-based compensation expense of $6.3 million and $3.4 million related to this restricted Live Nation common stock was recorded for the years ended December 31, 2012 and 2011, respectively, as a component of corporate expenses. The value of all exchanged awards which related to services already rendered as of the date of the Merger was included as part of the consideration transferred.
As of December 31, 2013, there was $36.2 million of total unrecognized compensation cost related to stock-based compensation arrangements for stock options and restricted stock awards. This cost is expected to be recognized over a weighted-average period of 2.7 years.

Stock Options
Stock options are granted for a term not exceeding ten years and the nonvested options are generally forfeited in the event the employee or director terminates his or her employment or relationship with the Company or one of its affiliates. Any options that have vested at the time of termination are forfeited to the extent they are not exercised within the applicable post-employment exercise period provided in their option agreements. These options vest over two to five years.
The following assumptions were used to calculate the fair value of the Company’s options on the date of grant during the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Risk-free interest rate	1.06% - 1.89%	0.83% - 1.14%	0.99% - 2.16%
Dividend yield	0.0%	0.0%	0.0%
Volatility factors	48.2% - 48.4%	54.6% - 61.3%	39.6% - 62.5%
Weighted average expected life (in years)	5.87	6.46	6.25
The following table presents a summary of the Company’s stock options outstanding at, and stock option activity during, the years ended December 31, 2013, 2012 and 2011 (“Price” reflects the weighted average exercise price per share):

	2013		2012		2011
	Options	Price	Options	Price	Options	Price
	(in thousands, except per share data)
Outstanding January 1	24,722	$11.68	21,429	$12.33	20,464	$12.41
Granted	1,269	13.30	5,495	8.80	2,512	11.22
Exercised	(8,718)	9.76	(259)	4.39	(529)	5.13
Forfeited or expired	(645)	14.93	(1,943)	11.70	(1,018)	15.20
Outstanding December 31	16,628	$12.68	24,722	$11.68	21,429	$12.33

Exercisable December 31	9,443	$14.94	15,529	$13.46	12,276	$14.71
Weighted average fair value per option granted		$6.18		$3.93		$5.27
The total intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $31.6 million, $1.3 million and $3.0 million, respectively. Cash received from stock option exercises for the years ended December 31, 2013, 2012 and 2011 was $85.1 million, $1.1 million and $2.7 million, respectively. Through December 31, 2013, no tax benefits from the exercise of stock options have been recognized. Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with the FASB guidance for stock-based compensation.

There were 7.1 million shares available for future grants under the stock incentive plan at December 31, 2013. Upon share option exercise or vesting of restricted stock and restricted stock units, the Company issues new shares or treasury shares to fulfill these grants. Vesting dates on the stock options range from January 2014 to December 2017, and expiration dates range from January 2014 to December 2023 at exercise prices and average contractual lives as follows:

Range of Exercise Prices	Outstanding as of 12/31/13	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of 12/31/13 (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
	(in thousands)	(in years)

$0.53 - $4.99	2,385	5.2	$2.91	1,985	5.2	$2.94
$5.00 - $9.99	5,625	8.6	$8.82	1,357	8.2	$8.83
$10.00 - $14.99	4,586	7.0	$11.39	2,369	5.9	$11.33
$15.00 - $19.99	1,205	5.5	$18.72	905	4.0	$18.79
$20.00 - $24.99	1,658	3.1	$24.51	1,658	3.1	$24.51
$25.00 - $29.99	754	1.4	$29.49	754	1.4	$29.49
$30.00 - $34.99	2	0.4	$31.26	2	0.4	$31.26
$35.00 - $39.99	413	1.4	$39.95	413	1.4	$39.95
The total intrinsic value of options outstanding and options exercisable as of December 31, 2013 was $141.4 million and $69.1 million, respectively.
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
In 2013, the Company granted 0.1 million shares of restricted stock and 0.4 million shares of performance-based awards under the Company’s stock incentive plans. These awards will all vest over one or four years with the exception of the performance-based awards which will vest within two years if the performance criteria are met.
In 2012, the Company granted 0.2 million shares of restricted stock and 1.0 million shares of market-based or performance-based awards under the Company’s stock incentive plans. These awards all vest over one or four years with the exception of the market-based awards which vest over four years if a specified stock price is achieved over a specified number of consecutive days during the four years and the performance-based awards which vest within one to three years if the performance criteria are met. As of December 31, 2013, the performance or market-based criteria for these awards have been met unless otherwise forfeited.
In 2011, the Company granted 0.4 million shares of restricted stock and 0.8 million shares of market-based or performance-based awards. These awards all vest over four years with the exception of the market-based awards which vest over four years if a specified stock price is achieved over a specified number of consecutive days during the four years and the performance-based awards which vest within two years if the performance criteria are met. As of December 31, 2013, the performance or market-based criteria for these awards have been met unless otherwise forfeited.

The following table presents a summary of the Company’s unvested restricted stock awards and equity-settled RSUs outstanding at December 31, 2013, 2012 and 2011 (“Price” reflects the weighted average share price at the date of grant):

	Restricted Stock		RSUs
	Awards	Price	Awards	Price
	(in thousands, except per share data)
Unvested at December 31, 2010	3,025	$11.76	1,006	10.16
Granted	1,220	9.97	—	—
Forfeited	(35)	11.19	(66)	10.51
Vested	(885)	11.68	(237)	10.51
Unvested at December 31, 2011	3,325	$10.98	703	$10.03
Granted	1,243	8.96	—	—
Forfeited	(151)	7.90	(373)	9.61
Vested	(1,215)	10.95	(325)	10.51
Unvested at December 31, 2012	3,202	$10.32	5	$10.51
Granted	548	12.17	—	—
Forfeited	(141)	9.19	—	—
Vested	(1,399)	10.54	(5)	10.51
Unvested at December 31, 2013	2,210	$10.68	—	$—
The total fair market value of the shares issued upon the vesting of restricted stock awards and RSUs during the years ended December 31, 2013, 2012 and 2011 was $18.8 million, $14.7 million and $12.0 million, respectively. As of December 31, 2013, there were 0.8 million restricted stock awards outstanding which require the Company or the recipient to achieve minimum performance targets or market conditions in order for the awards to vest.

NOTE 12—OTHER INFORMATION

	December 31,
	2013	2012
	(in thousands)
The following details the components of “Other current assets”:
Cash held in escrow	$23,328	$11,498
Inventory	12,270	12,034
Other	7,829	12,499
Total other current assets	$43,427	$36,031

The following details the components of “Other long-term assets”:
Long-term advances	$151,106	$167,220
Investments in nonconsolidated affiliates	39,778	46,160
Debt issuance costs	15,161	16,332
Other	90,289	66,743
Total other long-term assets	$296,334	$296,455

The following details the components of “Accrued expenses”:
Accrued compensation and benefits	$153,143	$132,353
Accrued event expenses	129,898	110,267
Accrued insurance	52,699	47,293
Accrued legal	44,965	47,936
Collections on behalf of others	37,014	52,856
Other	251,080	236,018
Total accrued expenses	$668,799	$626,723

The following details the components of “Other current liabilities”:
Contingent and deferred purchase consideration	$3,509	$3,355
Other	50,801	13,371
Total other current liabilities	$54,310	$16,726

The following details the components of “Other long-term liabilities”:
Accrued rent	$48,985	$51,982
Unrecognized tax benefits	12,860	15,974
Deferred revenue	5,102	3,601
Contingent and deferred purchase consideration	4,008	4,180
Other	14,080	18,672
Total other long-term liabilities	$85,035	$94,409

NOTE 13—SEGMENT DATA
The Company’s reportable segments are Concerts, Ticketing, Artist Nation and Sponsorship & Advertising. The Concerts segment involves the promotion of live music events globally in the Company’s owned or operated venues and in rented third-party venues, the production of music festivals and the operation and management of music venues. The Ticketing segment involves the management of the Company’s global ticketing operations including providing ticketing software and services to clients and online access for customers relating to ticket and event information and is responsible for the Company’s primary websites, www.livenation.com and www.ticketmaster.com. The Artist Nation segment provides management services to artists and other services including merchandise. The Sponsorship & Advertising segment manages the development of strategic sponsorship programs in addition to the sale of international, national and local sponsorships and placement of advertising including signage, promotional programs and banner ads in the Company’s owned or operated venues and on its primary websites.
Revenue and expenses earned and charged between segments are eliminated in consolidation. Corporate expenses and all line items below operating income are managed on a total company basis. The Company’s capital expenditures include accruals but exclude expenditures funded by outside parties such as landlords or replacements funded by insurance companies.
The Company manages its working capital on a consolidated basis. Accordingly, segment assets are not reported to, or used by, the Company’s management to allocate resources to or assess performance of the segments, and therefore, total segment assets have not been presented.
There were no customers that individually accounted for more than 10% of the Company’s consolidated revenue in any year.
The following table presents the results of operations for the Company’s reportable segments for the years ending December 31, 2013, 2012 and 2011:

	Concerts	Ticketing	Artist Nation	Sponsorship & Advertising	Other	Corporate	Eliminations	Consolidated
				(in thousands)
2013
Revenue	$4,517,191	$1,407,817	$352,947	$284,692	$3,164	$—	$(87,264)	$6,478,547
Direct operating expenses	3,829,991	672,221	218,113	45,021	380	—	(85,219)	4,680,507
Selling, general and administrative expenses	632,614	442,788	103,304	45,618	2,568	—	—	1,226,892
Depreciation and amortization	132,386	190,801	42,613	2,351	206	2,611	(2,045)	368,923
(Gain) loss on disposal of operating assets	(38,927)	(4)	665	—	7	—	—	(38,259)
Corporate expenses	—	—	—	—	—	94,385	—	94,385
Acquisition transaction expenses	723	245	3	64	—	5,404	—	6,439
Operating income (loss)	$(39,596)	$101,766	$(11,751)	$191,638	$3	$(102,400)	$—	$139,660
Intersegment revenue	$77,050	$2,295	$7,919	$—	$—	$—	$(87,264)	$—
Capital expenditures	$23,526	$89,539	$1,497	$1,424	$—	$391	$—	$116,377
2012
Revenue	$3,870,371	$1,374,049	$399,940	$247,921	$2,997	$—	$(76,231)	$5,819,047
Direct operating expenses	3,274,951	651,055	263,896	34,738	816	—	(74,179)	4,151,277
Selling, general and administrative expenses	569,570	434,310	99,786	38,198	1,768	—	—	1,143,632

	Concerts	Ticketing	Artist Nation	Sponsorship & Advertising	Other	Corporate	Eliminations	Consolidated
				(in thousands)
Depreciation and amortization	145,552	165,947	115,696	1,187	398	2,829	(2,052)	429,557
(Gain) loss on disposal of operating assets	(453)	(225)	(42)	—	206	—	—	(514)
Corporate expenses	—	—	—	—	—	113,364	—	113,364
Acquisition transaction expenses	847	153	1,163	—	—	1,207	—	3,370
Operating income (loss)	$(120,096)	$122,809	$(80,559)	$173,798	$(191)	$(117,400)	$—	$(21,639)
Intersegment revenue	$65,559	$2,771	$7,901	$—	$—	$—	$(76,231)	$—
Capital expenditures	$24,149	$92,072	$601	$5,147	$4	$1,244	$—	$123,217
2011
Revenue	$3,506,188	$1,319,343	$393,129	$230,791	$3,487	$—	$(68,940)	$5,383,998
Direct operating expenses	2,946,410	618,382	260,884	33,682	(1,839)	—	(68,031)	3,789,488
Selling, general and administrative expenses	535,500	428,364	113,199	32,787	2,119	—	—	1,111,969
Depreciation and amortization	132,441	158,071	50,412	483	54	2,466	(909)	343,018
(Gain) loss on disposal of operating assets	(880)	(96)	1,264	—	689	1	—	978
Corporate expenses	—	—	—	—	—	112,157	—	112,157
Acquisition transaction expenses	(2,286)	1,314	(7,758)	—	—	16,781	—	8,051
Operating income (loss)	$(104,997)	$113,308	$(24,872)	$163,839	$2,464	$(131,405)	$—	$18,337
Intersegment revenue	$58,866	$1,452	$8,622	$—	$—	$—	$(68,940)	$—
Capital expenditures	$21,436	$78,122	$4,916	$4,094	$—	$3,476	$—	$112,044

The following table provides revenue and long-lived assets for the Company’s foreign operations included in the consolidated financial statements:

	United Kingdom Operations	Other Foreign Operations	Total Foreign Operations	Total Domestic Operations	Consolidated Total
	(in thousands)
2013
Revenue	$729,316	$1,786,445	$2,515,761	$3,962,786	$6,478,547
Long-lived assets	$76,607	$116,859	$193,466	$513,334	$706,800

2012
Revenue	$711,989	$1,368,768	$2,080,757	$3,738,290	$5,819,047
Long-lived assets	$87,790	$102,706	$190,496	$531,290	$721,786

2011
Revenue	$686,982	$1,387,295	$2,074,277	$3,309,721	$5,383,998
Long-lived assets	$85,614	$99,459	$185,073	$535,063	$720,136

NOTE 14—QUARTERLY RESULTS OF OPERATIONS (Unaudited)

	March 31,		June 30,		September 30,		December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
	(in thousands)
Revenue	$923,698	$867,997	$1,679,513	$1,550,677	$2,262,236	$1,963,146	$1,613,100	$1,437,227
Operating income (loss)	$(33,189)	$(42,803)	$97,806	$42,968	$126,037	$104,515	$(50,994)	$(126,319)
Net income (loss)	$(64,187)	$(70,228)	$59,015	$5,560	$50,418	$68,176	$(81,261)	$(165,405)
Net income (loss) attributable to common stockholders of Live Nation Entertainment, Inc.	$(63,239)	$(69,150)	$58,130	$7,692	$43,774	$57,948	$(82,043)	$(159,717)

Basic and diluted net income (loss) per common share attributable to common stockholders of Live Nation Entertainment, Inc.	$(0.33)	$(0.37)	$0.30	$0.04	$0.22	$0.31	$(0.42)	$(0.85)

The following summarizes unusual or infrequent items effecting the quarterly results of operation:
2013
The Company received insurance recoveries and recorded gains of $3.1 million, $9.4 million and $2.0 million in the first, second and third quarters of 2013, respectively, as a component of (gain) loss on sale of operating assets related to an amphitheater in New York that sustained damage during Hurricane Sandy in the fourth quarter of 2012. See Note 2—Long-Lived Assets for further discussion.
In May 2013, the Company completed the sale of a theater in New York and recorded a gain of $21.9 million and $7.0 million in the second and third quarters, respectively, and a loss of $4.1 million in the fourth quarter as a component of (gain) loss on sale of operating assets. See Note 2—Long-Lived Assets for further discussion.
The Company recorded $4.9 million, $4.1 million and $1.5 million in the second, third and fourth quarters of 2013, respectively, for acceleration of amortization as a component of depreciation and amortization primarily related to changes in estimates of certain venue management and leasehold intangible assets in the Concerts segment. See Note 2—Long-Lived Assets for further discussion.
The Company recorded impairment charges related to definite-lived intangible assets of $9.2 million in the fourth quarter of 2013 as a component of depreciation and amortization primarily related to intangible assets for venue management and leasehold intangible assets in the Concerts segment and client/vendor relationship intangible assets in the Artist Nation segment. See Note 2—Long-Lived Assets and Note 6—Fair Value Measurements for further discussion.
In the third quarter of 2013, the Company recorded a $36.3 million loss on extinguishment of debt related to the refinancing of certain of its debt. See Note 4—Long-Term Debt for further discussion.
In the third quarter of 2013, the Company recorded impairment charges of $4.2 million primarily related to an investment in a concert promoter and recorded a $5.0 million impairment charge in the fourth quarter of 2013 related to an investment in an ecommerce business as a component of equity in earnings of nonconsolidated affiliates. See Note 2—Long-Lived Assets and Note 6—Fair Value Measurements for further discussion.
2012
In the second quarter of 2012, the Company recorded impairment charges related to definite-lived intangible assets of $13.9 million as a component of depreciation and amortization primarily related to intangible assets for revenue-generating contracts and client/vendor relationships in the Concerts segment. See Note 2—Long-Lived Assets and Note 6—Fair Value Measurements for further discussion.
In the fourth quarter of 2012, the Company recorded impairment charges of $75.7 million as a component of depreciation and amortization primarily related to client/vendor relationship intangible assets in the Artist Nation segment and client/vendor relationship intangible assets in the Concerts segment. See Note 2—Long-Lived Assets and Note 6—Fair Value Measurements for further discussion.

In the fourth quarter of 2012, the Company accelerated $5.3 million of acquisition compensation expenses related to the Trust Note as a component of corporate expenses in connection with the resignation of a former executive. See Note 8—Certain Relationships and Related-Party Transactions for further discussion.

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
Based on their evaluation as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 1992 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Live Nation Entertainment, Inc.
We have audited Live Nation Entertainment, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Live Nation Entertainment Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Live Nation Entertainment, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Live Nation Entertainment, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013 of Live Nation Entertainment, Inc. and our report dated February 24, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California
February 24, 2014

ITEM 9B. OTHER INFORMATION

Joe Berchtold
On February 21, 2014, the Company entered into an employment agreement with Joe Berchtold effective as of January 1, 2014 (the "Berchtold Agreement") to serve as Live Nation’s Chief Operating Officer. The term of the Berchtold Agreement ends on December 31, 2017. After that date, unless earlier terminated, Mr. Berchtold’s employment with the Company will be on an at-will basis.
Under the Berchtold Agreement, Mr. Berchtold receives a base salary of $1,100,000 per year, and will be eligible to receive annual salary increases at the discretion of the compensation committee (the “Compensation Committee”) of the board of directors. Mr. Berchtold is eligible to receive an annual cash performance bonus with a target equal to 100% of his base salary based on the achievement of performance targets to be established annually by the Compensation Committee.
In connection with the negotiation and anticipated entering into of the Berchtold Agreement, in January 2014 Mr. Berchtold was granted 750,000 Company stock options and 150,000 shares of Company restricted stock, with both awards vesting in four equal annual installments.
If Mr. Berchtold is terminated by the Company without cause or Mr. Berchtold terminates his employment for good reason, subject to Mr. Berchtold’s execution of a general release of claims, he will receive a cash payment equal to his base salary multiplied by the greater of two or the remaining employment term, along with the immediate acceleration of the vesting of all unvested Company equity awards then held by Mr. Berchtold.
The Berchtold Agreement also contains customary non-disclosure, non-solicitation and indemnification provisions. The description of the Berchtold Agreement set forth above is qualified in its entirety by the Berchtold Agreement attached as Exhibit 10.24 and incorporated herein by reference.
Michael Rowles
On February 21, 2014, the Company entered into an employment agreement with Michael Rowles effective as of January 1, 2014 (the "Rowles Agreement") to serve as Live Nation’s Executive Vice President, General Counsel and Secretary. The term of the Rowles Agreement ends on December 31, 2017. After that date, unless earlier terminated, Mr. Rowles’ employment with the Company will be on an at-will basis.
Under the Rowles Agreement, Mr. Rowles receives a base salary of $750,000 per year, and will be eligible to receive annual salary increases at the discretion of the Compensation Committee. Mr. Rowles is eligible to receive an annual cash performance bonus with a target equal to 100% of his base salary based on the achievement of performance targets to be established annually by the Compensation Committee.
In connection with the negotiation and anticipated entering into of the Rowles Agreement, in January 2014 Mr. Rowles was granted 100,000 Company stock options and 25,000 shares of Company restricted stock, with both awards vesting in four equal annual installments.
If Mr. Rowles is terminated by the Company without cause or Mr. Rowles terminates his employment for good reason, subject to Mr. Rowles’ execution of a general release of claims, he will receive a cash payment equal to his base salary multiplied by the greater of two or the remaining employment term, along with the immediate acceleration of the vesting of all unvested Company equity awards then held by Mr. Rowles.
The Rowles Agreement also contains customary non-disclosure, non-solicitation and indemnification provisions. The description of the Rowles Agreement set forth above is qualified in its entirety by the Rowles Agreement attached as Exhibit 10.17 and incorporated herein by reference.
Kathy Willard
On February 21, 2014, the Company entered into an employment agreement with Kathy Willard effective as of January 1, 2014 (the "Willard Agreement") to serve as Live Nation’s Executive Vice President and Chief Financial Officer. The term of the Willard Agreement ends on December 31, 2017. After that date, unless earlier terminated, Ms. Willard’s employment with the Company will be on an at-will basis.
Under the Willard Agreement, Ms. Willard receives a base salary of $850,000 per year, and will be eligible to receive annual salary increases at the discretion of the Compensation Committee. Ms. Willard is eligible to receive an annual cash performance bonus with a target equal to 100% of her base salary based on the achievement of performance targets to be established annually by the Compensation Committee.

In connection with the negotiation and anticipated entering into of the Willard Agreement, in January 2014 Ms. Willard was granted 300,000 Company stock options and 25,000 shares of Company restricted stock, with both awards vesting in four equal annual installments.
If Ms. Willard is terminated by the Company without cause or Ms. Willard terminates her employment for good reason, subject to Ms. Willard’s execution of a general release of claims, she will receive a cash payment equal to her base salary multiplied by the greater of two or the remaining employment term, along with the immediate acceleration of the vesting of all unvested Company equity awards then held by Ms. Willard.
The Willard Agreement also contains customary non-disclosure, non-solicitation and indemnification provisions. The description of the Willard Agreement set forth above is qualified in its entirety by the Willard Agreement attached as Exhibit 10.19 and incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than the information set forth under Item 1. Business-Executive Officers, the information required by this Item is incorporated by reference to our Definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.

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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)1. Financial Statements.
The following consolidated financial statements are included in Item 8:
(a)2. Financial Statement Schedule.
The following financial statement schedule for the years ended December 31, 2013, 2012 and 2011 is filed as part of this report and should be read in conjunction with the consolidated financial statements.
Schedule II Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.
(a)3. Exhibits.
The information in the Exhibit Index of the Annual Report on Form 10-K is incorporated into this Item 15(a)3 by reference.
(c) Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons.
Under Rule 3-09 of Regulation S-X, we are required to file separate audited financial statements of Venta de Boletos por Computadora S.A. de C.V. We expect to file those financial statements by amendment to our Annual Report on Form 10-K/A on or before June 30, 2014.

LIVE NATION ENTERTAINMENT, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts

Description	Balance at Beginning of Period	Charges of Costs, Expenses and Other	Write-off of Accounts Receivable	Other		Balance at End of Period
	(in thousands)
Year ended December 31, 2011	$10,898	$6,440	$(243)	$(109)	(1)	$16,986

Year ended December 31, 2012	$16,986	$6,480	$(4,155)	$483	(1)	$19,794

Year ended December 31, 2013	$19,794	$5,875	$(5,951)	$132	(1)	$19,850
_________________
(1) Foreign currency adjustments.

LIVE NATION ENTERTAINMENT, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Deferred Tax Asset Valuation Allowance

Description	Balance at Beginning of Period	Charges of Costs, Expenses and Other	Deletions	Other (1)	Balance at End of Period
	(in thousands)
Year ended December 31, 2011	$323,670	$7,412	$—	$5,717	$336,799

Year ended December 31, 2012	$336,799	$79,214	$—	$9,391	$425,404

Year ended December 31, 2013	$425,404	$15,912	$(6,088)	$350	$435,578
________________________
(1) During 2013, 2012, and 2011, the valuation allowance was adjusted for acquisitions and divestitures.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	Filed HereWith
2.1	Agreement and Plan of Merger, dated February 10, 2009, between Ticketmaster Entertainment, Inc. and Live Nation, Inc.	8-K	001-32601	2.1	2/13/2009	Live Nation Entertainment, Inc.
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Live Nation Entertainment, Inc.	8-K	001-32601	3.1	6/7/2013	Live Nation Entertainment, Inc.
3.2	Fifth Amended and Restated Bylaws of Live Nation Entertainment, Inc.	8-K	001-32601	3.2	6/7/2013	Live Nation Entertainment, Inc.
4.1	Rights Agreement, dated December 21, 2005, between CCE Spinco, Inc. and The Bank of New York, as Rights Agent.	8-K	001-32601	4.1	12/23/2005	Live Nation Entertainment, Inc.
4.2	First Amendment to Rights Agreement, dated February 25, 2009, between Live Nation, Inc. and The Bank of New York Mellon, as Rights Agent.	8-K	001-32601	4.1	3/3/2009	Live Nation Entertainment, Inc.
4.3	Second Amendment to Rights Agreement, effective as of September 23, 2011, entered into by and between Live Nation Entertainment, Inc. and The Bank of New York Mellon, as rights agent.	8-K	001-32601	4.1	9/28/2011	Live Nation Entertainment, Inc.
4.4	Third Amendment to Rights Agreement, effective as of January 11, 2013, entered into by and between Live Nation Entertainment, Inc. and Computershare Shareowner Services, LLC, as rights agent.	8-K	001-32601	4.1	1/17/2013	Live Nation Entertainment, Inc.
4.5	Form of Certificate of Designations of Series A Junior Participating Preferred Stock.	8-K	001-32601	4.2	12/23/2005	Live Nation Entertainment, Inc.
4.6	Form of Right Certificate.	8-K	001-32601	4.3	12/23/2005	Live Nation Entertainment, Inc.
10.1	Indenture, dated July 16, 2007, between Live Nation, Inc. and Wells Fargo Bank, N.A., as Trustee.	8-K	001-32601	4.1	7/16/2007	Live Nation Entertainment, Inc.
10.2	Lockup and Registration Rights Agreement, dated May 26, 2006, among Live Nation, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc. and the other parties set forth therein.	8-K	001-32601	4.1	6/2/2006	Live Nation Entertainment, Inc.
10.3	Stockholder Agreement, dated February 10, 2009, among Live Nation, Inc., Liberty Media Corporation, Liberty USA Holdings, LLC and Ticketmaster Entertainment, Inc.	8-K	001-32601	10.2	2/13/2009	Live Nation Entertainment, Inc.
10.4	Note, dated January 24, 2010, among Ticketmaster Entertainment, Inc., Azoff Family Trust of 1997 and Irving Azoff.	10-K	001-32601	10.17	2/25/2010	Live Nation Entertainment, Inc.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	Filed HereWith
10.5	Registration Rights Agreement, dated January 25, 2010, among Live Nation, Inc., Liberty Media Corporation and Liberty Media Holdings USA, LLC.	8-K	001-32601	10.1	1/29/2010	Live Nation Entertainment, Inc.
10.6	Tax Matters Agreement, dated December 21, 2005, among CCE Spinco, Inc., CCE Holdco #2, Inc. and Clear Channel Communications, Inc.	8-K	001-32601	10.2	12/23/2005	Live Nation Entertainment, Inc.
10.7	Tax Sharing Agreement, dated August 20, 2008, among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	8-K	001-34064	10.2	8/25/2008	Ticketmaster Entertainment LLC
10.8	Form of Indemnification Agreement.	10-K	001-32601	10.23	2/25/2010	Live Nation Entertainment, Inc.
10.9 §	Live Nation Entertainment, Inc. 2005 Stock Incentive Plan, as amended and restated as of April 15, 2011.	8-K	001-32601	10.3	6/20/2011	Live Nation Entertainment, Inc.
10.10 §	Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	S-8	333-164507	10.1	1/26/2010	Live Nation Entertainment, Inc.
10.11 §	Amendment No. 1 to the Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	10-Q	001-32601	10.1	11/4/2010	Live Nation Entertainment, Inc.
10.12 §	Live Nation Entertainment, Inc. 2006 Annual Incentive Plan, as amended and restated as of April 15, 2011.	8-K	001-32601	10.2	6/20/2011	Live Nation Entertainment, Inc.
10.13 §	Amended and Restated Live Nation, Inc. Stock Bonus Plan.	8-K	001-32601	10.1	1/25/2010	Live Nation Entertainment, Inc.
10.14 §	Employment Agreement, dated October 21, 2009, among Live Nation, Inc., Live Nation Worldwide, Inc. and Michael Rapino.	8-K	001-32601	10.1	10/22/2009	Live Nation Entertainment, Inc.
10.15 §	First Amendment to Employment Agreement, dated December 27, 2012 by and between Live Nation Entertainment, Inc. and Michael Rapino.	10-K	001-32601	10.29	2/26/2013	Live Nation Entertainment, Inc.
10.16 §	Amended and Restated Employment Agreement, effective September 1, 2009, between Live Nation Worldwide, Inc. and Michael G. Rowles.	8-K	001-32601	10.2	10/22/2009	Live Nation Entertainment, Inc.
10.17 §	Employment Agreement, effective January 1, 2014, between Live Nation Entertainment, Inc. and Michael Rowles.					Live Nation Entertainment, Inc.	X
10.18§	Amended and Restated Employment Agreement, effective September 1, 2009, between Live Nation Worldwide, Inc. and Kathy Willard.	8-K	001-32601	10.3	10/22/2009	Live Nation Entertainment, Inc.
10.19 §	Employment Agreement, effective January 1, 2014, between Live Nation Entertainment, Inc. and Kathy Willard.					Live Nation Entertainment, Inc.	X
10.20 §	Employment Agreement, effective December 17, 2007, between Live Nation Worldwide, Inc. and Brian Capo.	10-Q	001-32601	10.4	8/7/2008	Live Nation Entertainment, Inc.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	Filed HereWith
10.21 §	First Amendment to Employment Agreement, effective December 31, 2008, between Live Nation Worldwide, Inc. and Brian Capo.	10-K	001-32601	10.30	3/5/2009	Live Nation Entertainment, Inc.
10.22 §	Separation Agreement, entered into as of August 31, 2013, by and between Live Nation Worldwide, Inc. and Nathan Hubbard.	8-K	001-32601	10.2	8/16/2013	Live Nation Entertainment, Inc.
10.23 §	Employment Agreement, effective March 18, 2011, between Live Nation Entertainment, Inc. and Joe Berchtold.	10-Q	001-32601	10.1	8/7/2012	Live Nation Entertainment, Inc.
10.24 §	Employment Agreement, effective January 1, 2014, between Live Nation Entertainment, Inc. and Joe Berchtold.					Live Nation Entertainment, Inc.	X
10.25	Credit Agreement entered into as of May 6, 2010, among Live Nation Entertainment, Inc., the Foreign Borrowers party thereto, the Guarantors identified therein, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent and J.P. Morgan Europe Limited, as London Agent.	10-Q	001-32601	10.4	8/5/2010	Live Nation Entertainment, Inc.
10.26	Amendment No. 1, dated as of June 29, 2012, entered into by and among Live Nation Entertainment, Inc., the relevant Credit Parties identified therein, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders.	10-Q	001-32601	10.2	8/7/2012	Live Nation Entertainment, Inc.
10.27	Amendment No. 2 to the credit agreement, dated as of August 16, 2013, entered into by and among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the Lenders, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent and J.P. Morgan Europe Limited, as London agent.	10-Q	001-32601	10.1	11/5/2013	Live Nation Entertainment, Inc.
10.28	Incremental Term Loan Joinder Agreement No. 1, dated August 20, 2012, by and among Live Nation Entertainment, Inc., JPMorganChase Bank, N.A., as administrative agent, each Incremental Term Loan Lender defined therein and the relevant Credit Parties identified therein.	10-Q	001-32601	10.2	11/5/2012	Live Nation Entertainment, Inc.
10.29	Indenture, dated August 20, 2012, by and among Live Nation Entertainment, Inc., the Guarantors defined therein, and the Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.1	11/5/2012	Live Nation Entertainment, Inc.
10.30	First Supplemental Indenture, entered into as of October 4, 2012, among Live Nation Entertainment, Inc., the Guarantors listed in Appendix I attached hereto, Live Nation Ushtours (USA), LLC, and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.3	11/5/2012	Live Nation Entertainment, Inc.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	Filed HereWith
10.31	Second Supplemental Indenture, entered into as of August 13, 2013, among Live Nation Entertainment, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	001-32601	10.1	8/16/2013	Live Nation Entertainment, Inc.
10.32	Stock Purchase Agreement, dated as of February 4, 2011, by and among Live Nation Entertainment, Inc., FLMG Holdings Corp., Irving Azoff, the Azoff Family Trust of 1997, dated May 27, 1997, as amended, Madison Square Garden, L.P., LNE Holdings, LLC, and Front Line Management Group, Inc.	8-K	001-32601	10.1	2/7/2011	Live Nation Entertainment, Inc.
10.33	Subscription Agreement, dated as of February 4, 2011, by and between Liberty Media Corporation and Live Nation Entertainment, Inc.	8-K	001-32601	10.2	2/7/2011	Live Nation Entertainment, Inc.
12.1	Computation of Ratio of Earnings to Fixed Charges.						X
14.1	Code of Business Conduct and Ethics.						X
21.1	Subsidiaries of the Company.						X
23.1	Consent of Ernst & Young LLP.						X
24.1	Power of Attorney (see signature page).						X
31.1	Certification of Chief Executive Officer.						X
31.2	Certification of Chief Financial Officer.						X
32.1	Section 1350 Certification of Chief Executive Officer.						X
32.2	Section 1350 Certification of Chief Financial Officer.						X
101.INS	XBRL Instance Document						X
101.SCH	XBRL Taxonomy Schema Document						X
101.CAL	XBRL Taxonomy Calculation Linkbase Document						X
101.DEF	XBRL Taxonomy Definition Linkbase Document						X
101.LAB	XBRL Taxonomy Label Linkbase Document						X
101.PRE	XBRL Taxonomy Presentation Linkbase Document						X

§	Management contract or compensatory plan or arrangement.

The Company has not filed long-term debt instruments of its subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2014.

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

Name	Title	Date

/s/ Michael Rapino Michael Rapino	President and Chief Executive Officer and Director	February 24, 2014

/s/ Kathy Willard Kathy Willard	Chief Financial Officer	February 24, 2014

/s/ Brian Capo Brian Capo	Chief Accounting Officer	February 24, 2014

/s/ Mark Carleton Mark Carleton	Director	February 24, 2014

/s/ Jonathan Dolgen Jonathan Dolgen	Director	February 24, 2014

/s/ Ariel Emanuel Ariel Emanuel	Director	February 24, 2014

/s/ Robert Ted Enloe, III Robert Ted Enloe, III	Director	February 24, 2014

/s/ Jeffrey T. Hinson Jeffrey T. Hinson	Director	February 24, 2014

/s/ Margaret L. Johnson Margaret L. Johnson	Director	February 24, 2014

/s/ James S. Kahan James S. Kahan	Director	February 24, 2014
/s/ Gregory B. Maffei Gregory B. Maffei	Director	February 24, 2014

/s/ Randall T. Mays Randall T. Mays	Director	February 24, 2014

/s/ Mark S. Shapiro Mark S. Shapiro	Director	February 24, 2014