Form 10-Q
period 2014-03-31
Live Nation Entertainment, Inc.
filed 2014-05-06
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
Form 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014,
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On April 30, 2014, there were 200,443,897 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 1,863,830 shares of unvested restricted stock awards and excluding 408,024 shares held in treasury.

LIVE NATION ENTERTAINMENT, INC.

LIVE NATION ENTERTAINMENT, INC.
GLOSSARY OF KEY TERMS

AOCI	Accumulated other comprehensive income (loss)
AOI	Adjusted operating income (loss)
Clear Channel	Clear Channel Communications, Inc.
Company	Live Nation Entertainment, Inc. and subsidiaries
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
Live Nation	Live Nation Entertainment, Inc. and subsidiaries
SEC	United States Securities and Exchange Commission
Separation	The contribution and transfer by Clear Channel of substantially all of its entertainment assets and liabilities to Live Nation
Ticketmaster
For periods prior to May 6, 2010, Ticketmaster means Ticketmaster Entertainment LLC and its predecessor companies (including without limitation Ticketmaster Entertainment, Inc.); for periods on and after May 6, 2010, Ticketmaster means the Ticketmaster ticketing business of the Company

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2014	December 31, 2013
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$1,629,142	$1,299,184
Accounts receivable, less allowance of $19,089 and $19,850, respectively	509,119	439,151
Prepaid expenses	514,111	378,342
Other current assets	59,385	43,427
Total current assets	2,711,757	2,160,104
Property, plant and equipment
Land, buildings and improvements	806,476	816,931
Computer equipment and capitalized software	432,676	421,846
Furniture and other equipment	203,708	210,866
Construction in progress	54,321	52,883
	1,497,181	1,502,526
Less accumulated depreciation	799,203	795,726
	697,978	706,800
Intangible assets
Definite-lived intangible assets, net	664,187	676,564
Indefinite-lived intangible assets	376,193	376,736
Goodwill	1,493,536	1,466,983
Other long-term assets	316,524	296,334
Total assets	$6,260,175	$5,683,521
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$750,852	$656,253
Accounts payable	107,333	111,320
Accrued expenses	622,021	668,799
Deferred revenue	1,020,775	486,433
Current portion of long-term debt	284,059	278,403
Other current liabilities	51,377	54,310
Total current liabilities	2,836,417	2,255,518
Long-term debt, net	1,523,657	1,530,484
Long-term deferred income taxes	161,437	161,637
Other long-term liabilities	104,227	85,035
Commitments and contingent liabilities
Redeemable noncontrolling interests	61,009	61,041
Stockholders’ equity
Common stock	1,989	1,978
Additional paid-in capital	2,376,354	2,368,281
Accumulated deficit	(984,244)	(951,796)
Cost of shares held in treasury	(6,865)	(6,865)
Accumulated other comprehensive income (loss)	7,493	(2,370)
Total Live Nation Entertainment, Inc. stockholders’ equity	1,394,727	1,409,228
Noncontrolling interests	178,701	180,578
Total equity	1,573,428	1,589,806
Total liabilities and equity	$6,260,175	$5,683,521

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(in thousands except share and per share data)
Revenue	$1,127,316	$923,698
Operating expenses:
Direct operating expenses	731,151	576,934
Selling, general and administrative expenses	302,405	279,522
Depreciation and amortization	82,588	82,165
Loss (gain) on disposal of operating assets	506	(3,597)
Corporate expenses	21,174	20,655
Acquisition transaction expenses	1,800	1,208
Operating loss	(12,308)	(33,189)
Interest expense	24,492	28,151
Interest income	(666)	(1,768)
Equity in earnings of nonconsolidated affiliates	(2,806)	(2,582)
Other (income) expense, net	(1,176)	3,638
Loss before income taxes	(32,152)	(60,628)
Income tax (benefit) expense	(2,055)	3,559
Net loss	(30,097)	(64,187)
Net income (loss) attributable to noncontrolling interests	2,351	(948)
Net loss attributable to common stockholders of Live Nation Entertainment, Inc.	$(32,448)	$(63,239)

Basic and diluted net loss per common share attributable to common stockholders of Live Nation Entertainment, Inc.	$(0.16)	$(0.33)

Basic and diluted weighted average common shares outstanding	197,857,662	188,827,190

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net loss	$(30,097)	$(64,187)
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on cash flow hedges	(3)	70
Realized loss on cash flow hedges	17	8
Change in funded status of defined benefit pension plan	30	—
Foreign currency translation adjustments	9,819	(34,257)
Comprehensive loss	(20,234)	(98,366)
Comprehensive income (loss) attributable to noncontrolling interests	2,351	(948)
Comprehensive loss attributable to common stockholders of Live Nation Entertainment, Inc.	$(22,585)	$(97,418)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,097)	$(64,187)
Reconciling items:
Depreciation	30,619	30,328
Amortization	51,969	51,837
Deferred income tax benefit	(8,729)	(3,229)
Amortization of debt issuance costs and discount/premium, net	4,737	5,170
Non-cash compensation expense	10,018	6,305
Loss (gain) on disposal of operating assets	506	(3,597)
Equity in earnings of nonconsolidated affiliates	(2,806)	(2,582)
Other, net	(2,336)	691
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(77,980)	(63,146)
Increase in prepaid expenses	(137,308)	(180,243)
Increase in other assets	(47,784)	(32,474)
Increase in accounts payable, accrued expenses and other liabilities	43,550	21,773
Increase in deferred revenue	531,338	503,814
Net cash provided by operating activities	365,697	270,460
CASH FLOWS FROM INVESTING ACTIVITIES
Distributions from nonconsolidated affiliates	911	1,767
Investments made in nonconsolidated affiliates	(823)	(1,963)
Purchases of property, plant and equipment	(24,523)	(25,670)
Proceeds from disposal of operating assets, net of cash divested	(539)	8,100
Cash paid for acquisitions, net of cash acquired	(11,634)	(339)
Purchases of intangible assets	(75)	(17)
Other, net	60	(514)
Net cash used in investing activities	(36,623)	(18,636)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	43	89,267
Payments on long-term debt	(6,547)	(96,674)
Contributions from noncontrolling interests	81	267
Distributions to noncontrolling interests	(4,195)	(1,221)
Purchases and sales of noncontrolling interests, net	(102)	—
Proceeds from exercise of stock options	7,919	22,332
Payments for deferred and contingent consideration	(1,951)	(750)
Net cash (used in) provided by financing activities	(4,752)	13,221
Effect of exchange rate changes on cash and cash equivalents	5,636	(19,685)
Net increase in cash and cash equivalents	329,958	245,360
Cash and cash equivalents at beginning of period	1,299,184	1,001,055
Cash and cash equivalents at end of period	$1,629,142	$1,246,415

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION AND OTHER INFORMATION
Preparation of Interim Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, they include all normal and recurring accruals and adjustments necessary to present fairly the results of the interim periods shown.
The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2013 Annual Report on Form 10-K filed with the SEC on February 24, 2014.
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
Cash and Cash Equivalents
Included in the March 31, 2014 and December 31, 2013 cash and cash equivalents balance is $568.8 million and $538.4 million, respectively, of cash received that includes the face value of tickets sold on behalf of ticketing clients and the clients’ share of convenience and order processing charges.
Acquisitions
During the first three months of 2014, the Company completed its acquisition of an artist management business located in California and certain other smaller acquisitions. These acquisitions were accounted for as business combinations under the acquisition method of accounting and were not significant either on an individual basis or in the aggregate.
Debt
Holders of the Company’s $220 million, 2.875% convertible senior notes may require the Company to purchase for cash all or a portion of their notes on July 15, 2014, July 15, 2017 and July 15, 2022 at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any, subject to specified additional conditions. On or after July 20, 2014, the Company may redeem all or a portion of the notes for cash at a price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest, if any. As of March 31, 2014 and December 31, 2013, the Company has $215.9 million and $212.4 million, respectively, net of unamortized discount, included in current portion of long-term debt related to such notes.
Recently Issued Pronouncements
In April 2014, the FASB issued guidance that raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance is effective for disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014 and interim periods within that year. This guidance is applied prospectively and early adoption is permitted. The Company will adopt this guidance on January 1, 2015 and will apply it prospectively to disposals occurring on or after January 1, 2015.

NOTE 2—LONG-LIVED ASSETS
Property, Plant and Equipment
In the fourth quarter of 2012, an amphitheater in New York that is operated by the Company sustained substantial damage during Hurricane Sandy. During the three months ended March 31, 2013, the Company received a partial insurance recovery and recorded a gain of $3.1 million as a component of loss (gain) on disposal of operating assets in the Concerts segment representing the proceeds received in excess of the carrying value of this amphitheater asset.
Definite-lived Intangible Assets
The Company has definite-lived intangible assets which are amortized over the shorter of either the lives of the respective agreements or the period of time the assets are expected to contribute to the Company’s future cash flows. The amortization is recognized on either a straight-line or expected cash flows basis.
The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the three months ended March 31, 2014:

	Revenue- generating contracts	Client / vendor relationships	Non-compete agreements	Venue management and leaseholds	Technology	Trademarks and naming rights	Other	Total
	(in thousands)
Balance as of December 31, 2013:
Gross carrying amount	$585,094	$277,937	$137,199	$85,642	$100,664	$28,524	$2,375	$1,217,435
Accumulated amortization	(231,053)	(81,809)	(101,128)	(43,687)	(73,110)	(9,092)	(992)	(540,871)
Net	354,041	196,128	36,071	41,955	27,554	19,432	1,383	676,564
Gross carrying amount:
Acquisitions— current year	—	15,000	—	—	1,231	—	—	16,231
Acquisitions— prior year	—	2,598	—	—	—	—	—	2,598
Foreign exchange	1,576	1,890	—	(137)	(10)	50	—	3,369
Other (1)	—	(800)	(12,300)	—	—	—	571	(12,529)
Net change	1,576	18,688	(12,300)	(137)	1,221	50	571	9,669
Accumulated amortization:
Amortization	(12,939)	(9,762)	(3,724)	(1,704)	(5,456)	(894)	(89)	(34,568)
Foreign exchange	(520)	(470)	—	163	5	(6)	—	(828)
Other (1)	—	800	12,550	—	—	—	—	13,350
Net change	(13,459)	(9,432)	8,826	(1,541)	(5,451)	(900)	(89)	(22,046)
Balance as of March 31, 2014:
Gross carrying amount	586,670	296,625	124,899	85,505	101,885	28,574	2,946	1,227,104
Accumulated amortization	(244,512)	(91,241)	(92,302)	(45,228)	(78,561)	(9,992)	(1,081)	(562,917)
Net	$342,158	$205,384	$32,597	$40,277	$23,324	$18,582	$1,865	$664,187
_________

(1)	Other includes netdowns of fully amortized assets and reclassification of certain assets from indefinite-lived intangible assets.
Included in the current year acquisitions amount above of $16.2 million are client/vendor relationships primarily associated with the March 2014 acquisition of an artist management business located in California.

The 2014 additions to definite-lived intangible assets from acquisitions have weighted-average lives as follows:

Weighted- Average Life (years)

Client/vendor relationships	8
Technology	3
All categories	8
Amortization of definite-lived intangible assets for the three months ended March 31, 2014 and 2013 was $34.6 million and $38.2 million, respectively. In addition, amortization related to nonrecoupable ticketing contract advances for the three months ended March 31, 2014 and 2013 was $17.4 million and $13.6 million, respectively.
As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization may vary. Therefore, the expense to date is not necessarily indicative of the expense expected for the full year.
Goodwill
The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the three months ended March 31, 2014:

	Concerts	Ticketing	Artist Nation	Sponsorship & Advertising	Total
	(in thousands)
Balance as of December 31, 2013:
Goodwill (1)	$505,472	$642,249	$278,923	$310,241	$1,736,885
Accumulated impairment losses (1)	(269,902)	—	—	—	(269,902)
Net	235,570	642,249	278,923	310,241	1,466,983

Acquisitions—current year	1,129	—	18,658	—	19,787
Acquisitions—prior year	2	—	1,062	399	1,463
Foreign exchange	3,682	(75)	80	1,616	5,303

Balance as of March 31, 2014:
Goodwill	510,285	642,174	298,723	312,256	1,763,438
Accumulated impairment losses	(269,902)	—	—	—	(269,902)
Net	$240,383	$642,174	$298,723	$312,256	$1,493,536
_________

(1)	The previously reported total balance has been reduced by $13.0 million due to the net down of fully impaired goodwill related to the Company’s non-core events business which was sold in 2008.
Included in the current year acquisitions amount above of $19.8 million is goodwill primarily associated with the March 2014 acquisition of an artist management business located in California.
The Company is in the process of finalizing its acquisition accounting for recent acquisitions which could result in a change to the associated purchase price allocations, including goodwill and its allocation between segments.
Investments in nonconsolidated affiliates
The Company has investments in various affiliates which are not consolidated and are accounted for under the equity method of accounting. The Company records its investments in these entities in the balance sheet as investments in nonconsolidated affiliates reported as part of other long-term assets. The Company’s interest in these operations are recorded in the statement of operations as equity in earnings of nonconsolidated affiliates. The Company’s investment in Venta de Boletos por Computadora S.A. de C.V. (“VBC”), a 33% owned ticketing distribution services company in Mexico, was considered significant on an individual basis at December 31, 2013.

Summarized income statement information for VBC is as follows (at 100%):

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Revenue	$10,368	$10,469
Operating income	$4,978	$4,943
Net income	$3,777	$3,972
Net income attributable to the common stockholders of the equity investee	$3,736	$4,001
NOTE 3—FAIR VALUE MEASUREMENTS
The Company’s outstanding debt held by third-party financial institutions is carried at cost, adjusted for premium or discounts. The Company’s debt is not publicly traded and the carrying amounts typically approximate fair value for the Company’s debt that accrues interest at a variable rate. The estimated fair values of the 7% senior notes and the 2.875% convertible senior notes were $466.4 million and $224.1 million, respectively, at March 31, 2014. The estimated fair values of the 7% senior notes and the 2.875% convertible senior notes were $461.9 million and $223.0 million, respectively, at December 31, 2013. The estimated fair value of the Company’s third-party fixed-rate debt is based on quoted market prices in active markets for the same or similar debt, which are considered to be Level 2 inputs as defined in the FASB guidance. The Company has fixed rate debt held by noncontrolling interest partners with a face value of $34.9 million and $34.6 million at March 31, 2014 and December 31, 2013, respectively. The Company is unable to determine the fair value of this debt.
NOTE 4—COMMITMENTS AND CONTINGENT LIABILITIES
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

Litigation continued, and in September 2011, the Court granted in part and denied in part Ticketmaster’s Motion for Summary Judgment. The parties reached a new settlement in September 2011, which was approved preliminarily, but in September 2012 the Court declined to grant final approval. In June 2013, the parties reached a revised settlement, which was preliminarily approved by the Court in April 2014. Ticketmaster and its parent, Live Nation, have not acknowledged any violations of law or liability in connection with the matter.
As of March 31, 2014, the Company has accrued $35.4 million, its best estimate of the probable costs associated with the settlement referred to above. This liability includes an estimated redemption rate. Any difference between the Company’s estimated redemption rate and the actual redemption rate it experiences will impact the final settlement amount; however, the Company does not expect this difference to be material.
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
NOTE 5—CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS
The Company conducts certain transactions in the ordinary course of business with companies that are owned, in part or in total, by various members of management of the Company’s subsidiaries or companies over which it has significant influence. These transactions primarily relate to venue rentals, concession services, equipment rentals, ticketing, marketing and other services. As of March 31, 2014 and December 31, 2013, the Company has a receivable balance of $8.5 million and $13.5 million, respectively, from certain of these companies.
The following table sets forth expenses incurred and revenue earned from these companies for services rendered or provided in relation to these business ventures. None of these transactions were with directors or executive officers of the Company.

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Other related-parties revenue	$1,247	$1,327
Other related-parties expenses	$4,509	$5,150
NOTE 6—INCOME TAXES
The Company calculates interim effective tax rates in accordance with the FASB guidance for income taxes and applies the estimated annual effective tax rate to year-to-date pretax income (loss) at the end of each interim period to compute a year-to-date tax expense (or benefit). This guidance requires departure from effective tax rate computations when losses incurred within tax jurisdictions cannot be carried back and future profits associated with operations in those tax jurisdictions cannot be assured beyond any reasonable doubt. Accordingly, the Company has calculated and applied an expected annual effective tax rate of approximately 20% for 2014 (as compared to 18% in the prior year), excluding significant, unusual or extraordinary items, for ordinary income associated with operations for which the Company currently expects to have annual taxable income, which are principally outside of the United States. The Company has not recorded tax benefits associated with losses from operations for which future taxable income cannot be reasonably assured. As required by this guidance, the Company also includes tax effects of significant, unusual or extraordinary items in income tax expense (benefit) in the interim period in which they occur.
Net income tax benefit is $2.1 million for the three months ended March 31, 2014. The components of tax expense (benefit) that contributed to this net income tax benefit primarily consist of discrete deferred tax benefits of $6.5 million attributable to the release of valuation allowances primarily due to deferred tax liabilities associated with the March 2014 acquisition of an artist management business located in California. This benefit was partially offset by income tax expense of $3.3 million based on the expected annual rate pertaining to taxable ordinary income for the three-month period.

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
NOTE 7—EQUITY
The following table shows the reconciliation of the carrying amount of stockholders’ equity attributable to Live Nation Entertainment, Inc., equity attributable to noncontrolling interests, total equity and also redeemable noncontrolling interests for the three months ended March 31, 2014:

	Live Nation Entertainment, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands)			(in thousands)
Balance at December 31, 2013	$1,409,228	$180,578	$1,589,806	$61,041
Non-cash and stock-based compensation	9,727	291	10,018	—
Common stock issued under stock plans, net of shares withheld for employee taxes	(7,658)	—	(7,658)	—
Exercise of stock options	7,919	—	7,919	—
Acquisitions	—	2,155	2,155	—
Purchases of noncontrolling interests	140	53	193	—
Sales of noncontrolling interests	—	(158)	(158)	—
Redeemable noncontrolling interests fair value adjustments	(2,044)	—	(2,044)	2,044
Noncontrolling interests contributions	—	231	231	—
Cash distributions	—	(4,195)	(4,195)	—
Other	—	(4,681)	(4,681)	—
Comprehensive income (loss):
Net income (loss)	(32,448)	4,427	(28,021)	(2,076)
Unrealized loss on cash flow hedges	(3)	—	(3)	—
Realized loss on cash flow hedges	17	—	17	—
Change in funded status of defined benefit pension plan	30	—	30	—
Foreign currency translation adjustments	9,819	—	9,819	—
Balance at March 31, 2014	$1,394,727	$178,701	$1,573,428	$61,009
Common Stock
During the first quarter of 2014, the Company issued 1.2 million shares of common stock in connection with stock option exercises and vestings of restricted stock awards, net of shares withheld for taxes.
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
Accumulated Other Comprehensive Income (Loss)
The following table presents changes in the components of AOCI, net of taxes, for the three months ended March 31, 2014:

	Gains and Losses On Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
	(in thousands)
Balance at December 31, 2013	$(79)	$(611)	$(1,680)	$(2,370)
Other comprehensive income (loss) before reclassifications	(3)	30	9,819	9,846
Amount reclassified from AOCI	17	—	—	17
Net other comprehensive income	14	30	9,819	9,863
Balance at March 31, 2014	$(65)	$(581)	$8,139	$7,493
The realized loss on cash flow hedges reclassified from AOCI consists of one interest rate swap agreement.
Earnings per Share
The calculation of diluted net income per common share includes the effects of the assumed exercise of any outstanding stock options and warrants, the assumed vesting of shares of restricted stock awards and units and the assumed conversion of the 2.875% convertible senior notes where dilutive. For the three months ended March 31, 2014 and 2013 there were no reconciling items to net loss attributable to common stockholders of Live Nation Entertainment, Inc. or weighted average common shares outstanding in the calculation of diluted net income per common share. The following table shows securities excluded from the calculation of diluted net income per common share because such securities are anti-dilutive:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Options to purchase shares of common stock	18,060	22,078
Restricted stock awards and units—unvested	1,868	2,685
Warrants	—	500
Conversion shares related to 2.875% convertible senior notes	8,105	8,105
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	28,033	33,368

NOTE 8—STOCK-BASED COMPENSATION
The following is a summary of stock-based compensation expense recorded by the Company during the respective periods:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Selling, general and administrative expenses	$4,920	$2,650
Corporate expenses	5,098	3,655
Total	$10,018	$6,305
The increase in stock-based compensation expense for the three months ended March 31, 2014 as compared to the same period of 2013 is due primarily to 2.1 million options and 0.7 million shares of restricted stock awards granted to management during the first quarter of 2014, which will generally vest over two to four years.
As of March 31, 2014, there was $61.4 million of total unrecognized compensation cost related to stock-based compensation arrangements for stock options and restricted stock awards. This cost is expected to be recognized over a weighted-average period of 2.9 years.
NOTE 9—SEGMENT DATA
The Company’s reportable segments are Concerts, Ticketing, Artist Nation and Sponsorship & Advertising. The Concerts segment involves the promotion of live music events globally in the Company’s owned or operated venues and in rented third-party venues, the production of music festivals and the operation and management of music venues. The Ticketing segment involves the management of the Company’s global ticketing operations including providing ticketing software and services to clients and online access for customers relating to ticket and event information and is responsible for the Company’s primary websites, www.livenation.com and www.ticketmaster.com. The Artist Nation segment provides management services to artists and other services including merchandise sales. The Sponsorship & Advertising segment manages the development of strategic sponsorship programs in addition to the sale of international, national and local sponsorships and placement of advertising including signage, promotional programs and banner ads in the Company’s owned or operated venues and on its primary websites.
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

The following table presents the results of operations for the Company’s reportable segments for the three months ending March 31, 2014 and 2013:

	Concerts	Ticketing	Artist Nation	Sponsorship & Advertising	Other	Corporate	Eliminations	Consolidated
				(in thousands)
Three Months Ended March 31, 2014
Revenue	$662,490	$354,461	$72,556	$45,388	$746	$—	$(8,325)	$1,127,316
Direct operating expenses	517,155	172,591	42,076	8,064	(909)	—	(7,826)	731,151
Selling, general and administrative expenses	149,916	114,020	25,793	11,921	755	—	—	302,405
Depreciation and amortization	28,520	45,983	7,771	204	10	599	(499)	82,588
Loss (gain) on disposal of operating assets	510	(74)	33	—	—	37	—	506
Corporate expenses	—	—	—	—	—	21,174	—	21,174
Acquisition transaction expenses	327	5	453	—	—	1,015	—	1,800
Operating (loss) income	$(33,938)	$21,936	$(3,570)	$25,199	$890	$(22,825)	$—	$(12,308)
Intersegment revenue	$7,430	$273	$622	$—	$—	$—	$(8,325)	$—
Capital expenditures	$5,626	$13,878	$601	$(46)	$—	$537	$—	$20,596
Three Months Ended March 31, 2013
Revenue	$513,535	$325,135	$50,271	$40,147	$793	$—	$(6,183)	$923,698
Direct operating expenses	390,252	155,062	31,412	6,864	(965)	—	(5,691)	576,934
Selling, general and administrative expenses	137,318	111,940	20,038	9,688	538	—	—	279,522
Depreciation and amortization	28,702	42,813	10,034	142	174	792	(492)	82,165
Loss (gain) on disposal of operating assets	(3,130)	(62)	(412)	—	7	—	—	(3,597)
Corporate expenses	—	—	—	—	—	20,655	—	20,655
Acquisition transaction expenses	234	24	128	—	—	822	—	1,208
Operating (loss) income	$(39,841)	$15,358	$(10,929)	$23,453	$1,039	$(22,269)	$—	$(33,189)
Intersegment revenue	$5,713	$267	$203	$—	$—	$—	$(6,183)	$—
Capital expenditures	$2,441	$18,863	$118	$303	$—	$(177)	$—	$21,548

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
Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth below under Part II Item 1A.—Risk Factors, in Part I Item IA.—Risk Factors of our 2013 Annual Report on Form 10-K, as well as other factors described herein or in our annual, quarterly and other reports we file with the SEC (collectively, “cautionary statements”). Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. We do not intend to update these forward-looking statements, except as required by applicable law.
Executive Overview
In the first quarter of 2014, our overall revenue increased 22% compared to last year driven by an increase in the number of fans attending our concert events as well as growth in ticket sales in our Ticketing segment. We believe by leveraging our leadership position in the entertainment industry to reach fans through the live concert experience, we will sell more tickets which will then grow our sponsorship and advertising revenue. As the leading global live event and ticketing company, we believe that we are well-positioned to provide the best service to artists, teams, fans and venues and therefore drive growth across all our businesses.
Our Concerts segment delivered a 29% increase in revenue compared to last year largely through an increase in the number of arena shows and higher average attendance and more global touring activity. The number of fans was up 11% globally, driven by this increased arena activity. Our overall Concerts operating results increased for the quarter due to improved profitability from the arena activity in Europe, ticket pricing initiatives in North America and the increased global touring activity. We will continue to look for expansion opportunities, both domestically and internationally, as well as ways to market our events more effectively in order to continue to expand our fan base and geographic reach and to sell more tickets.
Our Ticketing segment revenue for the quarter increased 9% compared to last year largely due to higher ticket sales for concert events in North America and Europe. Overall, the total number of tickets sold during the quarter increased 2.5%. For the quarter, 16% of our total tickets were sold via mobile and tablet devices as we continue to implement new features that are driving further expansion of mobile ticket transactions. Ticketing operating results for the quarter were driven by strong domestic ticket sales as well as increased activity in our resale business. We continue to invest in a variety of initiatives aimed at improving the ticket buying process and the overall fan and venue client experience.
Our Artist Nation segment revenue increased 44% for the quarter as compared to last year primarily due to higher management income and merchandise sales. Operating results for Artist Nation improved in the quarter largely as a result of the higher management commissions. Our Artist Nation segment is focused on serving its existing artists as well as developing new relationships with top artists and extending the various services it provides.
Our Sponsorship & Advertising segment revenue increased 13% over the prior year driven by higher sponsorship revenue generated from new clients and growth in online advertising. Overall operating income improved for the quarter driven by the higher sales. Our extensive on-site and online reach, global venue distribution network, artist relationships and ticketing operations are the key to securing long-term sponsorship agreements with major brands and we plan to expand these assets while extending further into new markets internationally.
We continue to be optimistic about the long-term potential of our company and are focused on the key elements of our business model - expand our concert platform, drive conversion of ticket sales through social and mobile channels, grow our sponsorship and online revenue, sell more tickets for our Ticketmaster clients, deliver fans a fully integrated offering of primary and secondary tickets together, drive cost efficiencies and continue to align our artist management group with our other core businesses.
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

Consolidated Results of Operations

	Three Months Ended March 31,		% Change
	2014	2013
	(in thousands)
Revenue	$1,127,316	$923,698	22%
Operating expenses:
Direct operating expenses	731,151	576,934	27%
Selling, general and administrative expenses	302,405	279,522	8%
Depreciation and amortization	82,588	82,165	1%
Loss (gain) on disposal of operating assets	506	(3,597)	*
Corporate expenses	21,174	20,655	3%
Acquisition transaction expenses	1,800	1,208	*
Operating loss	(12,308)	(33,189)	63%
Operating margin	(1.1)%	(3.6)%
Interest expense	24,492	28,151
Interest income	(666)	(1,768)
Equity in earnings of nonconsolidated affiliates	(2,806)	(2,582)
Other (income) expense, net	(1,176)	3,638
Loss before income taxes	(32,152)	(60,628)
Income tax (benefit) expense	(2,055)	3,559
Net loss	(30,097)	(64,187)
Net income (loss) attributable to noncontrolling interests	2,351	(948)
Net loss attributable to common stockholders of Live Nation Entertainment, Inc.	$(32,448)	$(63,239)
_________

*	Percentages are not meaningful.

Key Operating Metrics

	Three Months Ended March 31,
	2014	2013
Concerts (1)
Total estimated events:
North America	3,243	3,280
International	1,559	1,622
Total estimated events	4,802	4,902
Total estimated fans (rounded):
North America	5,731,000	5,060,000
International	3,297,000	3,050,000
Total estimated fans	9,028,000	8,110,000
Ticketing (2)
Number of tickets sold (in thousands):
Concerts	17,487	16,672
Sports	8,033	8,521
Arts and theater	4,489	4,264
Family	4,806	4,570
Other (3)	1,837	1,721
	36,652	35,748
Gross transaction value of tickets sold (in thousands)	$2,357,204	$2,170,035
Number of customers in database (rounded)	132,289,000	122,007,000
Sponsorship & Advertising
Sponsorship revenue (in thousands)	$32,063	$28,253
Online advertising revenue (in thousands)	$13,325	$11,894
 _________

(1)
Events generally represent a single performance by an artist. Fans generally represent the number of people who attend an event. Festivals are counted as one event in the quarter in which the festival begins, but number of fans is based on the days the fan was present at the festival and thus can be reported across multiple quarters. Events and fan attendance metrics are estimated each quarter.

(2)
The number and gross transaction value of tickets sold includes primary tickets only. These metrics include tickets sold during the period regardless of event timing except for our promoted events in our owned or operated venues and in certain European territories where these tickets are reported as the events occur. The total number of tickets sold reported above for the three months ended March 31, 2014 and 2013 excludes approximately 74 million and 73 million tickets sold, respectively, using our Ticketmaster systems, through season seat packages and our venue clients’ box offices, for which we do not receive a fee.

(3)	Other category includes tickets for comedy shows, facility tours, donations, lectures, seminars and cinemas.

Revenue
Our revenue increased $203.6 million, or 22%, during the three months ended March 31, 2014 as compared to the same period of the prior year. The overall increase in revenue was primarily due to an increase in our Concerts segment of $149.0 million. Excluding the decrease of approximately $4.0 million related to the impact of changes in foreign exchange rates, revenue increased $207.6 million, or 22%. The impact of foreign exchange rates was not significant to the segments.
More detailed explanations of these changes are included in the applicable segment discussions below.
Direct operating expenses
Our direct operating expenses increased $154.2 million, or 27%, during the three months ended March 31, 2014 as compared to the same period of the prior year. The overall increase in direct operating expenses was primarily due to an increase in our Concerts segment of $126.9 million. Excluding the decrease of approximately $4.0 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $158.2 million, or 27%. The impact of foreign exchange rates was not significant to the segments.
Direct operating expenses include artist fees, event production costs, ticketing client royalties, show-related marketing and advertising expenses, along with other costs.
More detailed explanations of these changes are included in the applicable segment discussions below.
Selling, general and administrative expenses
Our selling, general and administrative expenses increased $22.9 million, or 8%, during the three months ended March 31, 2014 as compared to the same period of the prior year. The overall increase in selling, general and administrative expenses was primarily due to increases in our Concerts and Artist Nation segments of $12.6 million and $5.8 million, respectively. Excluding the increase of approximately $1.5 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $21.4 million, or 8%. The impact of foreign exchange rates was not significant to the segments.
More detailed explanations of these changes are included in the applicable segment discussions below.
Loss (gain) on disposal of operating assets
Loss (gain) on disposal of operating assets for the three months ended March 31, 2013 was $3.6 million consisting primarily of a $3.1 million gain recognized in our Concerts segment in connection with a partial insurance recovery for storm damage sustained to an amphitheater located in New York.
Interest expense
Interest expense decreased $3.7 million, or 13%, during the three months ended March 31, 2014 as compared to the same period of the prior year primarily due to the interest cost reduction realized from the August 2013 redemption of the 8.125% senior notes and a lower average interest rate on certain floating rate debt partially offset by the interest costs from the additional 7% senior notes issued in August 2013.
Our debt balances and weighted-average cost of debt, excluding unamortized debt discounts of $19.8 million and including debt premium of $8.3 million, were $1.83 billion and 4.3%, respectively, at March 31, 2014.
Other (income) expense, net
Other (income) expense, net was income of $1.2 million for the three months ended March 31, 2014 and includes $4.8 million of income from the dissolution of an artist management business partially offset by $2.8 million in foreign exchange rate net losses. Other (income) expense, net was an expense of $3.6 million for the three months ended March 31, 2013 and includes foreign exchange rate net losses of $3.5 million.
Income taxes
Net income tax (benefit) expense for the three months ended March 31, 2014 and 2013 was a benefit of $2.1 million and an expense of $3.6 million, respectively. The decrease in income taxes is driven by deferred tax benefits of $6.5 million attributable to the release of valuation allowances primarily due to deferred tax liabilities associated with the March 2014 acquisition of an artist management business located in California.

Concerts Results of Operations
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2014	2013
	(in thousands)
Revenue	$662,490	$513,535	29%
Direct operating expenses	517,155	390,252	33%
Selling, general and administrative expenses	149,916	137,318	9%
Depreciation and amortization	28,520	28,702	(1)%
Loss (gain) on disposal of operating assets	510	(3,130)	*
Acquisition transaction expenses	327	234	*
Operating loss	$(33,938)	$(39,841)	15%
Operating margin	(5.1)%	(7.8)%
Adjusted operating loss **	$(2,637)	$(13,142)	80%
_______

*	Percentages are not meaningful.
**	AOI is defined and reconciled to operating income (loss) below.
Three Months
Concerts revenue increased $149.0 million, or 29%, during the three months ended March 31, 2014 as compared to the same period of the prior year primarily due to more shows and higher average attendance in our arenas globally and increased global touring activity.
Concerts direct operating expenses increased $126.9 million, or 33%, during the three months ended March 31, 2014 as compared to the same period of the prior year primarily due to higher expenses associated with the increased arena and global touring activity discussed above.
Concerts selling, general and administrative expenses increased $12.6 million, or 9%, during the three months ended March 31, 2014 as compared to the same period of the prior year primarily due to higher compensation costs resulting from increased headcount and annual salary increases along with incremental expenses of $5.0 million from the acquisition of various festival and concert promotion businesses.
Concerts gain on disposal of operating assets of $3.1 million for the three months ended March 31, 2013 was primarily due to a partial insurance recovery received in 2013 for storm damage sustained to an amphitheater in New York during Hurricane Sandy in 2012.
The decreased operating loss for Concerts for the three months ended March 31, 2014 was primarily driven by higher average attendance at our international arenas and increased global touring activity partially offset by higher compensation costs.

Ticketing Results of Operations
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2014	2013
	(in thousands)
Revenue	$354,461	$325,135	9%
Direct operating expenses	172,591	155,062	11%
Selling, general and administrative expenses	114,020	111,940	2%
Depreciation and amortization	45,983	42,813	7%
Gain on disposal of operating assets	(74)	(62)	*
Acquisition transaction expenses	5	24	*
Operating income	$21,936	$15,358	43%
Operating margin	6.2%	4.7%
Adjusted operating income **	$70,017	$59,589	17%
 _______

*	Percentages are not meaningful.
**	AOI is defined and reconciled to operating income (loss) below.
Three Months
Ticketing revenue increased $29.3 million, or 9%, during the three months ended March 31, 2014 as compared to the same period of the prior year primarily due to higher primary ticket sales globally for concert events.
Ticketing direct operating expenses increased $17.5 million, or 11%, during the three months ended March 31, 2014 as compared to the same period of the prior year primarily due to the direct costs related to the higher ticket volumes discussed above.
Ticketing depreciation and amortization increased $3.2 million, or 7%, during the three months ended March 31, 2014 as compared to the same period of the prior year primarily due to higher amortization of non-recoupable contract advances.
The increase in Ticketing operating income for the three months ended March 31, 2014 is primarily due to higher primary ticket volume partially offset by increased amortization and compensation costs.

Artist Nation Results of Operations
Our Artist Nation segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2014	2013
	(in thousands)
Revenue	$72,556	$50,271	44%
Direct operating expenses	42,076	31,412	34%
Selling, general and administrative expenses	25,793	20,038	29%
Depreciation and amortization	7,771	10,034	(23)%
Loss (gain) on disposal of operating assets	33	(412)	*
Acquisition transaction expenses	453	128	*
Operating loss	$(3,570)	$(10,929)	67%
Operating margin	(4.9)%	(21.7)%
Adjusted operating income (loss) **	$5,144	$(1,043)	*

_______

*	Percentages are not meaningful.
**	AOI is defined and reconciled to operating income (loss) below.
Three Months
Artist Nation revenue increased $22.3 million, or 44%, during the three months ended March 31, 2014 as compared to the same period of the prior year primarily due to higher tour merchandise sales and increased management revenue driven by the timing of certain artist commissions.
Artist Nation direct operating expenses increased $10.7 million, or 34%, during the three months ended March 31, 2014 as compared to the same period of the prior year primarily due to higher costs supporting the increase in tour merchandise sales discussed above.
Artist Nation selling, general and administrative expenses increased $5.8 million, or 29%, during the three months ended March 31, 2014 as compared to the same period of the prior year primarily due to higher compensation expenses in the management business.
Artist Nation depreciation and amortization decreased $2.3 million, or 23%, during the three months ended March 31, 2014 as compared to the same period of the prior year due to reduced amortization of certain intangible assets in the management business.
The decreased operating loss for Artist Nation for the three months ended March 31, 2014 was primarily driven by higher commissions in the management business.

Sponsorship & Advertising Results of Operations
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2014	2013
	(in thousands)
Revenue	$45,388	$40,147	13%
Direct operating expenses	8,064	6,864	17%
Selling, general and administrative expenses	11,921	9,688	23%
Depreciation and amortization	204	142	44%
Operating income	$25,199	$23,453	7%
Operating margin	55.5%	58.4%
Adjusted operating income **	$25,755	$23,760	8%
_______

*	Percentages are not meaningful.
**	AOI is defined and reconciled to operating income (loss) below.
Three Months
Sponsorship & Advertising revenue increased $5.2 million, or 13%, during the three months ended March 31, 2014 as compared to the same period of the prior year primarily due to new, and expansion of existing, sponsorship agreements and growth in online advertising.
Sponsorship & Advertising direct operating expenses increased $1.2 million, or 17%, during the three months ended March 31, 2014 as compared to the same period of the prior year driven by direct costs related to the increased revenue discussed above.
Sponsorship & Advertising selling, general and administrative expenses increased $2.2 million, or 23%, during the three months ended March 31, 2014 as compared to the same period of the prior year primarily related to higher compensation costs due to annual salary increases and headcount to drive additional sponsorship sales.
The increased operating income for the three months ended March 31, 2014 was primarily due to higher sponsorship activity partially offset by increased compensation costs.
Reconciliation of Segment Adjusted Operating Income (Loss)
AOI is a non-GAAP financial measure that we define as operating income (loss) before acquisition expenses (including transaction costs, changes in the fair value of accrued acquisition-related contingent consideration arrangements and acquisition-related severance), depreciation and amortization (including goodwill impairment), loss (gain) on disposal of operating assets and non-cash and certain stock-based compensation expense. We use AOI to evaluate the performance of our operating segments. We believe that information about AOI assists investors by allowing them to evaluate changes in the operating results of our portfolio of businesses separate from non-operational factors that affect net income, thus providing insights into both operations and the other factors that affect reported results. AOI is not calculated or presented in accordance with GAAP. A limitation of the use of AOI as a performance measure is that it does not reflect the periodic costs of certain amortizing assets used in generating revenue in our business. Accordingly, AOI should be considered in addition to, and not as a substitute for, operating income (loss), net income (loss), and other measures of financial performance reported in accordance with GAAP. Furthermore, this measure may vary among other companies; thus, AOI as presented herein may not be comparable to similarly titled measures of other companies.

The following table sets forth the reconciliation of adjusted operating income (loss) to operating income (loss):

	Adjusted operating income (loss)	Non-cash and stock- based compensation expense	Loss (gain) on disposal of operating assets	Depreciation and amortization	Acquisition expenses	Operating income (loss)
			(in thousands)
Three Months Ended March 31, 2014
Concerts	$(2,637)	$1,944	$510	$28,520	$327	$(33,938)
Ticketing	70,017	2,167	(74)	45,983	5	21,936
Artist Nation	5,144	457	33	7,771	453	(3,570)
Sponsorship & Advertising	25,755	352	—	204	—	25,199
Other and Eliminations	401	—	—	(489)	—	890
Corporate	(16,076)	5,098	37	599	1,015	(22,825)
Total	$82,604	$10,018	$506	$82,588	$1,800	$(12,308)
Three Months Ended March 31, 2013
Concerts	$(13,142)	$893	$(3,130)	$28,702	$234	$(39,841)
Ticketing	59,589	1,456	(62)	42,813	24	15,358
Artist Nation	(1,043)	136	(412)	10,034	128	(10,929)
Sponsorship & Advertising	23,760	165	—	142	—	23,453
Other and Eliminations	728	—	7	(318)	—	1,039
Corporate	(17,000)	3,655	—	792	822	(22,269)
Total	$52,892	$6,305	$(3,597)	$82,165	$1,208	$(33,189)

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
Our balance sheet reflects cash and cash equivalents of $1.6 billion at March 31, 2014 and $1.3 billion at December 31, 2013. Included in the March 31, 2014 and December 31, 2013 cash and cash equivalents balance is $568.8 million and $538.4 million, respectively, of cash received that includes the face value of tickets sold on behalf of ticketing clients and the clients’ share of convenience and order processing charges, or client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to clients on a regular basis. Our foreign subsidiaries held approximately $570.4 million in cash and cash equivalents, excluding client cash, at March 31, 2014. We do not intend to repatriate these funds, but if we did, we would need to accrue and pay United States federal and state income taxes on any future repatriations, net of applicable foreign tax credits. We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is ninety days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects current and long-term debt of $1.8 billion at March 31, 2014 and December 31, 2013. Our weighted-average cost of debt, excluding the debt discounts and including the debt premium on our term loans and notes, was 4.3% at March 31, 2014.
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
Holders of our $220 million, 2.875% convertible senior notes may require us to purchase for cash all or a portion of their notes on July 15, 2014, July 15, 2017 and July 15, 2022 at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any, subject to specified additional conditions. On or after July 20, 2014, we may redeem all or a portion of the notes for cash at a price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest, if any. If the notes are purchased or redeemed on these dates, we may fund the exchange through cash flow from operations or debt financings.
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
Sources of Cash
Senior Secured Credit Facility
At March 31, 2014, our senior secured credit facility consists of (i) a $115 million term loan A, (ii) a $950 million term loan B and (iii) a $335 million revolving credit facility. In addition, subject to certain conditions, we have the right to increase such facilities by at least $450 million or a greater amount so long as the senior secured leverage ratio calculated on a pro-forma basis (as defined in the credit agreement) is no greater than 3.25x. The revolving credit facility provides for borrowings up to the amount of the facility with sublimits of up to (i) $150 million to be available for the issuance of letters of credit, (ii) $50 million to be available for swingline loans and (iii) $150 million to be available for borrowings in Euros or British Pounds and (iv) $50 million to be available for borrowings in one or more other approved currencies. The senior secured credit facility is secured by a first priority lien on substantially all of our tangible and intangible personal property and the domestic subsidiaries that are guarantors, and by a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of our direct and indirect domestic subsidiaries and 65% of each class of capital stock of any first-tier foreign subsidiaries.
The interest rates per annum applicable to revolving credit facility loans and term loan A under the senior secured credit facility are, at our option, equal to either LIBOR plus 2.25% or a base rate plus 1.25%, subject to stepdowns based on our net leverage ratio. The interest rates per annum applicable to term loan B are, at our option, equal to either LIBOR plus 2.75% or a base rate plus 1.75%, subject to a LIBOR floor of 0.75% and a base rate floor of 1.75%. We are required to pay a commitment fee of 0.5% per year on the undrawn portion available under the revolving credit facility, subject to stepdowns based on our net leverage ratio, and variable fees on outstanding letters of credit.
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
During the three months ended March 31, 2014, we made principal payments totaling $3.8 million on these term loans. At March 31, 2014, the outstanding balances on these term loans, net of discounts, were $1.0 billion. There were no borrowings under the revolving credit facility as of March 31, 2014. Based on our letters of credit of $66.9 million, $268.1 million was available for future borrowings.
Debt Covenants
Our senior secured credit facility contains a number of covenants and restrictions that, among other things, requires us to satisfy certain financial covenants and restricts our and our subsidiaries’ ability to incur additional debt, make certain investments and acquisitions, repurchase our stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets, merge or consolidate, and pay dividends and make distributions (with the exception of subsidiary dividends or distributions to the parent company or other subsidiaries on at least a pro-rata basis with any noncontrolling interest partners). Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the credit facility becoming immediately due and payable. The senior secured credit facility agreement has one covenant, measured quarterly, that relates to total leverage. The consolidated total leverage covenant requires us to maintain a ratio of consolidated total funded debt to consolidated EBITDA (both as defined in the credit agreement) of 5.25x over the trailing four consecutive quarters through September 30, 2014. The consolidated total leverage ratio will reduce to 5.0x on December 31, 2014, 4.75x on December 31, 2015 and 4.50x on December 31, 2016.
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
As of March 31, 2014, we believe we were in compliance with all of our debt covenants. We expect to remain in compliance with all of our debt covenants throughout 2014.
Disposals of Assets
During the three months ended March 31, 2013, we received $8.1 million of proceeds primarily related to a partial insurance recovery for storm damage sustained to an amphitheater located in New York. There were no significant disposals of operating assets for the three months ended March 31, 2014.
Stock Option Exercises
During the three months ended March 31, 2014 and 2013, we received $7.9 million and $22.3 million, respectively, of proceeds from the exercise of stock options.
Uses of Cash
Acquisitions
When we make acquisitions, the acquired entity may have cash on its balance sheet at the time of acquisition. All amounts discussed in this section are presented net of any cash acquired. During the three months ended March 31, 2014, we used $11.6 million of cash primarily for the acquisition in our Artist Nation segment of an artist management business located in California.
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
Our capital expenditures, including accruals but excluding expenditures funded by outside parties such as landlords or replacements funded by insurance companies, consisted of the following:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Maintenance capital expenditures	$10,493	$11,506
Revenue generating capital expenditures	10,103	10,042
Total capital expenditures	$20,596	$21,548
We currently expect capital expenditures to be approximately $130 million for the full year 2014.

Cash Flows

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Cash provided by (used in):
Operating activities	$365,697	$270,460
Investing activities	$(36,623)	$(18,636)
Financing activities	$(4,752)	$13,221
Operating Activities
Cash provided by operating activities was $365.7 million for the three months ended March 31, 2014, compared to $270.5 million for the three months ended March 31, 2013. The $95.2 million increase in cash provided by operating activities resulted primarily from an increase in the cash-related portion of net income and net changes in the event-related operating accounts which are dependent on the timing of ticket sales along with the size and number of events for upcoming periods. During the first three months of 2014, we received more cash for future events which increased deferred revenue and also benefited from lower payments of prepaid event-related expenses as compared to same period in the prior year.
Investing Activities
Cash used in investing activities was $36.6 million for the three months ended March 31, 2014, compared to $18.6 million for the three months ended March 31, 2013. The $18.0 million increase in cash used in investing activities is primarily due to higher payments for acquisitions and lower proceeds received from the disposal of operating assets as compared to the same period in the prior year. See “—Sources of Cash ” and “—Uses of Cash ” above for further discussion.
Financing Activities
Cash used in financing activities was $4.8 million for the three months ended March 31, 2014, compared to cash provided by financing activities of $13.2 million for the three months ended March 31, 2013. The $18.0 million increase in cash used in financing activities is primarily a result of lower proceeds from the exercise of stock options in 2014 as compared to the same period in the prior year.
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
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported operating income of $17.5 million for the three months ended March 31, 2014. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the three months ended March 31, 2014 by $1.7 million. As of March 31, 2014, our primary foreign exchange exposure included the Euro, British Pound, Australian Dollar and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities.
We primarily use forward currency contracts in addition to options to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. We also may enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At March 31, 2014, we had forward currency contracts and options outstanding with a notional amount of $158.6 million.
Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $1.8 billion of total debt, net of unamortized discounts and premiums, outstanding as of March 31, 2014. Of the total amount, taking into consideration existing interest rate hedges, we had $746.0 million of fixed-rate debt and $1.1 billion of floating-rate debt.
Based on the amount of our floating-rate debt as of March 31, 2014, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $2.7 million when the floor rate is not applicable. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of March 31, 2014 with no subsequent change in rates for the remainder of the period.
At March 31, 2014, we have an interest rate swap agreement that is designated as a cash flow hedge for accounting purposes. The interest rate swap had a notional amount of $10.0 million at March 31, 2014, to effectively convert a portion of our floating-rate debt to a fixed-rate basis, and expires in May 2015. The fair value of this agreement at March 31, 2014 was a liability of $0.1 million. This agreement was put into place to reduce the variability of the cash flows from the interest payments related to certain financing.
We have two interest rate swap agreements with a $29.1 million aggregate notional amount at March 31, 2014, that effectively convert a portion of our floating-rate debt to a fixed-rate basis. Both agreements expire in December 2015. These interest rate swap agreements have not been designated as hedging instruments. Therefore, any change in fair value is recorded in earnings during the period of change.
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
Ratio of Earnings to Fixed Charges
The ratio of earnings to fixed charges is as follows:

Three Months Ended March 31,		Year Ended December 31,
2014	2013	2013	2012	2011	2010
*	*	*	*	*	*

*
For the three months ended March 31, 2014 and 2013, fixed charges exceeded earnings before income taxes and fixed charges by $35.0 million and $63.2 million, respectively. For the years ended December 31, 2013, 2012, 2011 and 2010, fixed charges exceeded earnings from continuing operations before income taxes and fixed charges by $6.0 million, $142.1 million, $104.4 million and $193.6 million, respectively.

The ratio of earnings to fixed charges was computed on a total company basis. Earnings represent income before income taxes less equity in undistributed net income (loss) of nonconsolidated affiliates plus fixed charges. Fixed charges represent interest, amortization of debt discount, premium and expense and the estimated interest portion of rental charges. Rental charges exclude variable rent expense for events in third-party venues.
Recent Accounting Pronouncements
Recently Issued Pronouncements
In April 2014, the FASB issued guidance that raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance is effective for disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014 and interim periods within that year. This guidance is applied prospectively and early adoption is permitted. We will adopt this guidance on January 1, 2015 and will apply it prospectively to disposals occurring on or after January 1, 2015.
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
Management believes that the accounting estimates involved in business combinations, impairment of long-lived assets and goodwill, revenue recognition, litigation accruals and income taxes are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. These critical accounting estimates, the judgments and assumptions and the effect if actual results differ from these assumptions are described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K filed with the SEC on February 24, 2014.
There have been no changes to our critical accounting policies during the three months ended March 31, 2014.
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
Based on their evaluation as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding our legal proceedings can be found in Part I Financial Information—Item 1. Financial Statements—Note 4—Commitments and Contingent Liabilities.
Item 1A. Risk Factors
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Part 1, Item 1A of our 2013 Annual Report on Form 10-K filed with the SEC on February 24, 2014, describes some of the risks and uncertainties associated with our business which have the potential to materially affect our business, financial condition or results of operations. We do not believe that there have been any material changes to the risk factors previously disclosed in our 2013 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
None.
Item 6. Exhibits
The information in the Exhibit Index of this Quarterly Report on Form 10-Q is incorporated into this Item 6 by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2014.

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
10.1
Third Supplemental Indenture, dated as of February 6, 2014 among Live Nation Entertainment, Inc., BigChampagne, LLC, the Existing Guarantors Party Hereto and The Bank of New York Mellon Trust Company, N.A., as trustee
X
10.2
Amendment No. 2 to the credit agreement, dated as of August 16, 2013, entered into by and among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the Lenders, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent and J.P. Morgan Europe Limited, as London agent
X
31.1	Certification of Chief Executive Officer					X
31.2	Certification of Chief Financial Officer					X
32.1	Section 1350 Certification of Chief Executive Officer					X
32.2	Section 1350 Certification of Chief Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X