Form 10-Q
period 2014-06-30
Live Nation Entertainment, Inc.
filed 2014-07-31
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
Form 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On July 28, 2014, there were 200,511,675 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 1,301,489 shares of unvested restricted stock awards and excluding 408,024 shares held in treasury.

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
Item 1. Financial Statements
LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2014	December 31, 2013
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$2,041,686	$1,299,184
Accounts receivable, less allowance of $18,065 and $19,850, respectively	563,394	439,151
Prepaid expenses	647,087	378,342
Other current assets	59,179	43,427
Total current assets	3,311,346	2,160,104
Property, plant and equipment
Land, buildings and improvements	815,728	816,931
Computer equipment and capitalized software	450,447	421,846
Furniture and other equipment	210,331	210,866
Construction in progress	64,514	52,883
	1,541,020	1,502,526
Less accumulated depreciation	831,678	795,726
	709,342	706,800
Intangible assets
Definite-lived intangible assets, net	647,645	676,564
Indefinite-lived intangible assets	376,235	376,736
Goodwill	1,502,707	1,466,983
Other long-term assets	324,845	296,334
Total assets	$6,872,120	$5,683,521
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$700,524	$656,253
Accounts payable	150,228	111,320
Accrued expenses	709,490	668,799
Deferred revenue	1,001,097	486,433
Current portion of long-term debt	269,628	278,403
Other current liabilities	41,851	54,310
Total current liabilities	2,872,818	2,255,518
Long-term debt, net	2,038,845	1,530,484
Long-term deferred income taxes	167,179	161,637
Other long-term liabilities	105,673	85,035
Commitments and contingent liabilities
Redeemable noncontrolling interests	56,171	61,041
Stockholders’ equity
Common stock	1,993	1,978
Additional paid-in capital	2,411,138	2,368,281
Accumulated deficit	(961,310)	(951,796)
Cost of shares held in treasury	(6,865)	(6,865)
Accumulated other comprehensive income (loss)	16,828	(2,370)
Total Live Nation Entertainment, Inc. stockholders’ equity	1,461,784	1,409,228
Noncontrolling interests	169,650	180,578
Total equity	1,631,434	1,589,806
Total liabilities and equity	$6,872,120	$5,683,521

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands except share and per share data)
Revenue	$1,665,785	$1,679,513	$2,793,101	$2,603,211
Operating expenses:
Direct operating expenses	1,184,696	1,209,918	1,915,847	1,786,852
Selling, general and administrative expenses	325,925	295,719	628,330	575,241
Depreciation and amortization	76,219	82,688	158,807	164,853
Gain on disposal of operating assets	(3,787)	(30,199)	(3,281)	(33,796)
Corporate expenses	25,717	21,812	46,891	42,467
Acquisition transaction expenses	1,329	1,769	3,129	2,977
Operating income	55,686	97,806	43,378	64,617
Interest expense	27,590	30,041	52,082	58,192
Interest income	(1,146)	(890)	(1,812)	(2,658)
Equity in earnings of nonconsolidated affiliates	(960)	(2,629)	(3,766)	(5,211)
Other expense (income), net	(330)	3,868	(1,506)	7,506
Income (loss) before income taxes	30,532	67,416	(1,620)	6,788
Income tax expense	4,710	8,401	2,655	11,960
Net income (loss)	25,822	59,015	(4,275)	(5,172)
Net income (loss) attributable to noncontrolling interests	2,888	885	5,239	(63)
Net income (loss) attributable to common stockholders of Live Nation Entertainment, Inc.	$22,934	$58,130	$(9,514)	$(5,109)

Basic and diluted net income (loss) per common share attributable to common stockholders of Live Nation Entertainment, Inc.	$0.11	$0.30	$(0.06)	$(0.03)

Weighted average common shares outstanding:
Basic	198,701,762	193,069,783	198,282,044	190,960,206
Diluted	205,989,271	196,770,405	198,282,044	190,960,206

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Net income (loss)	$25,822	$59,015	$(4,275)	$(5,172)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on cash flow hedges	(5)	(45)	(8)	25
Realized loss on cash flow hedges	16	449	33	457
Change in funded status of defined benefit pension plan	—	—	30	—
Foreign currency translation adjustments	9,324	(7,261)	19,143	(41,518)
Comprehensive income (loss)	35,157	52,158	14,923	(46,208)
Comprehensive income (loss) attributable to noncontrolling interests	2,888	885	5,239	(63)
Comprehensive income (loss) attributable to common stockholders of Live Nation Entertainment, Inc.	$32,269	$51,273	$9,684	$(46,145)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,275)	$(5,172)
Reconciling items:
Depreciation	61,906	59,410
Amortization	96,901	105,443
Deferred income tax benefit	(12,064)	(6,305)
Amortization of debt issuance costs and discount/premium, net	10,101	10,421
Non-cash compensation expense	22,568	14,119
Gain on disposal of operating assets	(3,281)	(33,796)
Equity in earnings of nonconsolidated affiliates	(3,766)	(5,211)
Other, net	947	(2,356)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(126,528)	(182,561)
Increase in prepaid expenses	(265,927)	(230,247)
Increase in other assets	(60,500)	(62,053)
Increase in accounts payable, accrued expenses and other liabilities	114,065	130,209
Increase in deferred revenue	508,323	588,446
Net cash provided by operating activities	338,470	380,347
CASH FLOWS FROM INVESTING ACTIVITIES
Distributions from nonconsolidated affiliates	1,836	2,740
Investments made in nonconsolidated affiliates	(1,512)	(3,032)
Purchases of property, plant and equipment	(66,388)	(76,685)
Proceeds from disposal of operating assets, net of cash divested	3,631	81,070
Cash paid for acquisitions, net of cash acquired	(24,518)	(23,766)
Purchases of intangible assets	(2,675)	(17)
Other, net	(4,019)	(1,052)
Net cash used in investing activities	(93,645)	(20,742)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	514,612	89,369
Payments on long-term debt	(15,126)	(106,388)
Contributions from noncontrolling interests	81	267
Distributions to noncontrolling interests	(18,036)	(1,936)
Purchases and sales of noncontrolling interests, net	(3,528)	—
Proceeds from exercise of stock options	11,737	73,449
Payments for deferred and contingent consideration	(5,541)	(750)
Net cash provided by financing activities	484,199	54,011
Effect of exchange rate changes on cash and cash equivalents	13,478	(29,411)
Net increase in cash and cash equivalents	742,502	384,205
Cash and cash equivalents at beginning of period	1,299,184	1,001,055
Cash and cash equivalents at end of period	$2,041,686	$1,385,260

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
The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2013 Annual Report on Form 10-K filed with the SEC on February 24, 2014, as amended by the Form 10-K/A filed with the SEC on June 30, 2014.
Seasonality
Due to the seasonal nature of shows at outdoor amphitheaters and festivals, which primarily occur May through September, the Company experiences higher revenue for the Concerts and Sponsorship & Advertising segments during the second and third quarters. The Artist Nation segment’s revenue is impacted, to a large degree, by the touring schedules of artists it represents and generally the Company experiences higher revenue in this segment during the second and third quarters as the period from May through September tends to be a popular time for touring events. The Ticketing segment’s sales are impacted by fluctuations in the availability of events for sale to the public, which vary depending upon scheduling by its clients. The Company’s seasonality also results in higher balances in cash and cash equivalents, accounts receivable, prepaid expenses, accrued expenses and deferred revenue at different times in the year. Therefore, the results to date are not necessarily indicative of the results expected for the full year.
Cash and Cash Equivalents
Included in the June 30, 2014 and December 31, 2013 cash and cash equivalents balance is $577.4 million and $538.4 million, respectively, of cash received that includes the face value of tickets sold on behalf of ticketing clients and the clients’ share of convenience and order processing charges.
Acquisitions
During the first six months of 2014, the Company completed its acquisition of two artist management businesses located in California and several other smaller acquisitions. These acquisitions were accounted for as business combinations under the acquisition method of accounting and were not significant either on an individual basis or in the aggregate.
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
In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. The new standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual and interim periods beginning after December 15, 2016, and early adoption of the standard is not permitted. The guidance should be applied retrospectively, either to each prior period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative-effect adjustment as of the date of adoption. The Company will adopt this standard on January 1, 2017, and is currently assessing which implementation method it will apply and the impact its adoption will have on its financial position and results of operations.
In June 2014, the FASB issued guidance that requires a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period be accounted for as a performance condition. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within that year, and early adoption is permitted. The guidance should be applied on a prospective basis to awards that are granted or modified on or after the effective date. The guidance may be applied on a modified retrospective basis for performance targets outstanding on or after the beginning of the first annual period presented as of the date of adoption. The Company does not expect to grant these type of awards, but will adopt this guidance on January 1, 2016 and will apply it prospectively to any awards granted on or after January 1, 2016 that include these terms.
NOTE 2—LONG-LIVED ASSETS
Property, Plant and Equipment
In the fourth quarter of 2012, an amphitheater in New York that is operated by the Company sustained substantial damage during Hurricane Sandy. During the three and six months ended June 30, 2013, the Company received partial insurance recoveries and recorded gains of $9.4 million and $12.6 million, respectively, as a component of gain on disposal of operating assets in the Concerts segment representing the proceeds received in excess of the carrying value of the assets. The Company received the final insurance recovery in the second quarter of 2014 and recorded gains of $3.6 million and $3.2 million during the three and six months ended June 30, 2014, respectively, as a component of gain on disposal of operating assets in the Concerts segment.
Definite-lived Intangible Assets
The Company has definite-lived intangible assets which are amortized over the shorter of either the lives of the respective agreements or the period of time the assets are expected to contribute to the Company’s future cash flows. The amortization is recognized on either a straight-line or expected cash flows basis.

The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the six months ended June 30, 2014:

	Revenue- generating contracts	Client / vendor relationships	Non-compete agreements	Venue management and leaseholds	Technology	Trademarks and naming rights	Other	Total
	(in thousands)
Balance as of December 31, 2013:
Gross carrying amount	$585,094	$277,937	$137,199	$85,642	$100,664	$28,524	$2,375	$1,217,435
Accumulated amortization	(231,053)	(81,809)	(101,128)	(43,687)	(73,110)	(9,092)	(992)	(540,871)
Net	354,041	196,128	36,071	41,955	27,554	19,432	1,383	676,564
Gross carrying amount:
Acquisitions— current year	—	27,771	1,500	—	1,231	—	1,100	31,602
Acquisitions— prior year	(3,994)	5,098	—	—	—	—	—	1,104
Foreign exchange	4,140	2,832	—	872	(591)	146	—	7,399
Other (1)	(479)	(800)	(14,800)	—	—	—	570	(15,509)
Net change	(333)	34,901	(13,300)	872	640	146	1,670	24,596
Accumulated amortization:
Amortization	(24,466)	(19,784)	(7,044)	(3,417)	(10,996)	(2,003)	(189)	(67,899)
Foreign exchange	(1,316)	(744)	—	(311)	95	4	—	(2,272)
Other (1)	478	878	15,300	—	—	—	—	16,656
Net change	(25,304)	(19,650)	8,256	(3,728)	(10,901)	(1,999)	(189)	(53,515)
Balance as of June 30, 2014:
Gross carrying amount	584,761	312,838	123,899	86,514	101,304	28,670	4,045	1,242,031
Accumulated amortization	(256,357)	(101,459)	(92,872)	(47,415)	(84,011)	(11,091)	(1,181)	(594,386)
Net	$328,404	$211,379	$31,027	$39,099	$17,293	$17,579	$2,864	$647,645
_________

(1)	Other includes net downs of fully amortized assets and $0.6 million of reclassifications of certain assets from indefinite-lived intangible assets.
Included in the current year acquisitions amount above of $31.6 million are client/vendor relationships primarily associated with the acquisitions of two artist management businesses during the first half of 2014 that are located in California.
The 2014 additions to definite-lived intangible assets from acquisitions have weighted-average lives as follows:

Weighted- Average Life (years)

Client/vendor relationships	7
Non-compete agreements	3
Technology	3
Other	10
All categories	6
Amortization of definite-lived intangible assets for the three months ended June 30, 2014 and 2013 was $33.3 million and $43.3 million, respectively, and for the six months ended June 30, 2014 and 2013 was $67.9 million and $81.5 million, respectively. In addition, amortization related to nonrecoupable ticketing contract advances for the three months ended June 30,

2014 and 2013 was $11.6 million and $10.3 million, respectively, and for the six months ended June 30, 2014 and 2013 was $29.0 million and $23.9 million, respectively.
As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization may vary. Therefore, the expense to date is not necessarily indicative of the expense expected for the full year.
Goodwill
The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the six months ended June 30, 2014:

	Concerts	Ticketing	Artist Nation	Sponsorship & Advertising	Total
	(in thousands)
Balance as of December 31, 2013:
Goodwill (1)	$505,472	$642,249	$278,923	$310,241	$1,736,885
Accumulated impairment losses (1)	(269,902)	—	—	—	(269,902)
Net	235,570	642,249	278,923	310,241	1,466,983

Acquisitions—current year	1,129	—	17,539	—	18,668
Acquisitions—prior year	(1,786)	—	(927)	5,426	2,713
Foreign exchange	8,895	(629)	221	5,856	14,343

Balance as of June 30, 2014:
Goodwill	513,710	641,620	295,756	321,523	1,772,609
Accumulated impairment losses	(269,902)	—	—	—	(269,902)
Net	$243,808	$641,620	$295,756	$321,523	$1,502,707
_________

(1)	The previously reported total balance has been reduced by $13.0 million due to the net down of fully impaired goodwill related to the Company’s non-core events business which was sold in 2008.

Included in the current year acquisitions amount above of $18.7 million is goodwill primarily associated with the March 2014 acquisition of an artist management business located in California.
The Company is in the process of finalizing its acquisition accounting for recent acquisitions which could result in a change to the associated purchase price allocations, including goodwill and its allocation between segments.

Investments in Nonconsolidated Affiliates
The Company has investments in various affiliates which are not consolidated and are accounted for under the equity method of accounting. The Company records its investments in these entities in the balance sheet as investments in nonconsolidated affiliates reported as part of other long-term assets. The Company’s interests in these operations are recorded in the statement of operations as equity in earnings of nonconsolidated affiliates. For the six months ended June 30, 2014, the Company’s investment in Venta de Boletos por Computadora S.A. de C.V., a 33% owned ticketing distribution services company in Mexico, is considered significant on an individual basis and certain other investments are considered significant on an aggregate basis.
Summarized unaudited income statement information for the Company’s nonconsolidated affiliates noted above is as follows (at 100%):

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Revenue	$24,278	$28,203
Operating income	$9,912	$14,956
Net income	$8,044	$11,894
Net income attributable to the common stockholders of the equity investee	$8,010	$11,863

Long-lived Asset Disposals
In May 2013, the Company completed the sale of a theatrical theater in New York.
The table below summarizes the asset and liability values for the six months ended June 30, 2013 for significant disposals and the resulting gain or loss recorded. There were no significant disposals of long-lived assets in the six months ended June 30, 2014.

Divested Asset	Segment	Gain on Disposal of Operating Assets	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
	(in thousands)
2013 Divestiture
New York theatrical theater	Concerts	$(21,887)	$—	$35,785	$—	$3,636
NOTE 3—LONG-TERM DEBT
In May 2014, the Company issued $250 million of 5.375% senior notes due 2022 and $275 million of 2.5% convertible senior notes due 2019. Proceeds from these borrowings, net of related fees and expenses of $10.4 million, was $514.6 million. The Company intends to use the proceeds to redeem all of its outstanding 2.875% convertible senior notes plus accrued interest, if any, and for general corporate purposes.

Long-term debt, which includes capital leases, at June 30, 2014 and December 31, 2013, consisted of the following:

	June 30, 2014	December 31, 2013
	(in thousands)
Senior Secured Credit Facility:
Term loan A, net of unamortized discount of $1.7 million and $2.0 million
at June 30, 2014 and December 31, 2013, respectively	$108,987	$111,578
Term loan B, net of unamortized discount of $13.3 million and
$14.4 million at June 30, 2014 and December 31, 2013, respectively	929,587	933,226
Revolving credit facility	—	—
7% Senior Notes due 2020, plus unamortized premium of $7.9 million
and $8.6 million at June 30, 2014 and December 31, 2013, respectively	432,929	433,571
5.375% Senior Notes due 2022	250,000	—
2.875% Convertible Senior Notes due 2027, net of unamortized discount of
$0.6 million and $7.6 million at June 30, 2014 and December 31, 2013, respectively	219,401	212,415
2.5% Convertible Senior Notes due 2019, net of unamortized discount of
$21.6 million at June 30, 2014	253,401	—
Other long-term debt	114,168	118,097
	2,308,473	1,808,887
Less: current portion	269,628	278,403

Total long-term debt, net	$2,038,845	$1,530,484

Future maturities of long-term debt at June 30, 2014 are as follow:

(in thousands)
2014	$240,848
2015	48,174
2016	51,480
2017	49,027
2018	330,712
Thereafter	1,617,489
Total	2,337,730
Debt discount	(37,186)
Debt premium	7,929
Total, including premium and discount	$2,308,473
5.375% Senior Notes
In May 2014, the Company issued $250 million of 5.375% senior notes due 2022. Interest on the notes is payable semi-annually in cash in arrears on June 15 and December 15, beginning December 15, 2014, and the notes will mature on June 15, 2022. The Company may redeem some or all of the notes at any time prior to June 15, 2017 at a price equal to 100% of the principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium. The Company may also redeem up to 35% of the aggregate principal amount of the notes from the proceeds of certain equity offerings prior to June 15, 2017, at a price equal to 105.375% of the principal amount, plus any accrued and unpaid interest. In addition, on or after June 15, 2017, the Company may redeem at its option some or all of the notes at redemption prices that start at 104.0313% of their principal amount, plus any accrued and unpaid interest to the date of redemption. The Company must make an offer to redeem the notes at 101% of the aggregate principal amount, plus any accrued and unpaid interest to the repurchase date, if it experiences certain defined changes of control.

2.5% Convertible Senior Notes
In May 2014, the Company issued $275 million of convertible senior notes due 2019. The notes pay interest semiannually in arrears on May 15 and November 15 at a rate of 2.5% per annum, beginning on November 15, 2014. The notes will mature on May 15, 2019, and may not be redeemed by the Company prior to the maturity date. The notes will be convertible, under certain circumstances, until November 15, 2018, and on or after such date without condition, at an initial conversion rate of 28.8363 shares of the Company’s common stock per $1,000 principal amount of notes, subject to adjustment, which represents a 52.5% conversion premium based on the last reported sale price for the Company’s common stock of $22.74 on May 19, 2014. Upon conversion, the notes may be settled in shares of common stock or, at the Company’s election, cash or a combination of cash and shares of common stock. Assuming the Company fully settled the notes in shares, the maximum number of shares that could be issued to satisfy the conversion is currently 7.9 million.
If the Company experiences a fundamental change, as defined in the indenture governing the notes, the holders of the 2.5% convertible senior notes may require the Company to purchase for cash all or a portion of their notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any.
As of June 30, 2014, the carrying amount of the equity component of the notes was $22.0 million and the principal amount of the liability component (face value of the notes) was $275 million. As of June 30, 2014, the remaining period over which the discount will be amortized is approximately 4.5 years and the value of the notes, if converted and fully settled in shares, did not exceed the principal amount of the notes. For the three and six months ended June 30, 2014, the effective interest rate on the liability component of the notes was 5.0%. The following table summarizes the amount of pre-tax interest cost recognized on the notes:

Three and Six Months Ended June 30, 2014
(in thousands)
Interest cost recognized relating to:
Contractual interest coupon	$726
Amortization of debt discount	376
Amortization of debt issuance costs	118
Total interest cost recognized on the notes	$1,220

2.875% Convertible Senior Notes
In late July 2014, pursuant to the Company’s option under the indenture governing the 2.875% convertible senior notes, the Company notified the holders of these notes that it intends to redeem all outstanding notes in late September at a redemption price of 100% of the principal amount of the notes, plus accrued and unpaid interest.
NOTE 4—FAIR VALUE MEASUREMENTS
The following table shows the fair value of the Company’s significant financial assets that are required to be measured at fair value on a recurring basis, which are classified on the balance sheets as cash and cash equivalents:

	Fair Value Measurements at June 30, 2014	Fair Value Measurements at December 31, 2013
	Level 1	Level 1
	(in thousands)
Assets:
Cash equivalents	$257,548	$26,627
The Company has cash equivalents which consist of money market funds. Fair values for cash equivalents are based on quoted prices in an active market which are considered to be Level 1 inputs as defined in the FASB guidance.
The Company’s outstanding debt held by third-party financial institutions is carried at cost, adjusted for premium or discounts. The Company’s debt is not publicly traded and the carrying amounts typically approximate fair value for the Company’s debt that accrues interest at a variable rate. The estimated fair values of the 7% senior notes, the 5.375% senior notes, the 2.875% convertible senior notes and the 2.5% convertible senior notes were $467.5 million, $254.4 million, $220.0 million and $289.2 million, respectively, at June 30, 2014. The estimated fair values of the 7% senior notes and the 2.875%

convertible senior notes were $461.9 million and $223.0 million, respectively, at December 31, 2013. The estimated fair value of the Company’s third-party fixed-rate debt is based on quoted market prices in active markets for the same or similar debt, which are considered to be Level 2 inputs as defined in the FASB guidance. The Company has fixed rate debt held by noncontrolling interest partners with a face value of $34.9 million and $34.6 million at June 30, 2014 and December 31, 2013, respectively. The Company is unable to determine the fair value of this debt.
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
As of June 30, 2014, the Company has accrued $35.4 million, its best estimate of the probable costs associated with the settlement referred to above. This liability includes an estimated redemption rate. Any difference between the Company’s estimated redemption rate and the actual redemption rate it experiences will impact the final settlement amount; however, the Company does not expect this difference to be material.

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
NOTE 6—CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS
The Company conducts certain transactions in the ordinary course of business with companies that are owned, in part or in total, by various members of management of the Company’s subsidiaries or companies over which it has significant influence. These transactions primarily relate to venue rentals, concession services, equipment rentals, ticketing, marketing and other services. As of June 30, 2014 and December 31, 2013, the Company had a receivable balance of $8.5 million and $13.5 million, respectively, from certain of these companies.
The following table sets forth expenses incurred and revenue earned from these companies for services rendered or provided in relation to these business ventures. None of these transactions were with directors or executive officers of the Company.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Other related-parties revenue	$1,946	$1,627	$3,193	$2,954
Other related-parties expenses	$5,142	$2,677	$9,651	$7,827
NOTE 7—INCOME TAXES
The Company calculates interim effective tax rates in accordance with the FASB guidance for income taxes and applies the estimated annual effective tax rate to year-to-date pretax income (loss) at the end of each interim period to compute a year-to-date tax expense (or benefit). This guidance requires departure from effective tax rate computations when losses incurred within tax jurisdictions cannot be carried back and future profits associated with operations in those tax jurisdictions cannot be assured beyond any reasonable doubt. Accordingly, the Company has calculated and applied an expected annual effective tax rate of approximately 20% for 2014 (as compared to 19% in the prior year), excluding significant, unusual or extraordinary items, for ordinary income associated with operations for which the Company currently expects to have annual taxable income, which are principally outside of the United States. The Company has not recorded tax benefits associated with losses from operations for which future taxable income cannot be reasonably assured. As required by this guidance, the Company also includes tax effects of significant, unusual or extraordinary items in income tax expense (benefit) in the interim period in which they occur.
Income tax expense was $2.7 million for the six months ended June 30, 2014. Tax expense primarily consisted of income tax expense of $7.0 million based on the expected annual rate pertaining to ordinary income, $1.9 million of state and local tax expense and $0.4 million of adjustments for taxes related to prior periods. These expenses were partially offset by $6.1 million attributable to the release of valuation allowances primarily related to deferred tax liabilities associated with the March 2014 acquisition of an artist management business located in California.
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

NOTE 8—EQUITY
The following table shows the reconciliation of the carrying amount of stockholders’ equity attributable to Live Nation Entertainment, Inc., equity attributable to noncontrolling interests, total equity and also redeemable noncontrolling interests for the six months ended June 30, 2014:

	Live Nation Entertainment, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands)			(in thousands)
Balance at December 31, 2013	$1,409,228	$180,578	$1,589,806	$61,041
Non-cash and stock-based compensation	22,568	—	22,568	—
Common stock issued under stock plans, net of shares withheld for employee taxes	(8,115)	—	(8,115)	—
Exercise of stock options	11,737	—	11,737	—
Fair value of convertible debt conversion feature, net of issuance costs	21,418	—	21,418	—
Acquisitions	—	3,343	3,343	—
Purchases of noncontrolling interests	(2,232)	6	(2,226)	(4,755)
Sales of noncontrolling interests	—	(158)	(158)	—
Redeemable noncontrolling interests fair value adjustments	(2,504)	—	(2,504)	2,504
Noncontrolling interests contributions	—	106	106	—
Cash distributions	—	(16,043)	(16,043)	(1,993)
Other	—	(4,511)	(4,511)	464
Comprehensive income (loss):
Net income (loss)	(9,514)	6,329	(3,185)	(1,090)
Unrealized loss on cash flow hedges	(8)	—	(8)	—
Realized loss on cash flow hedges	33	—	33	—
Change in funded status of defined benefit pension plan	30	—	30	—
Foreign currency translation adjustments	19,143	—	19,143	—
Balance at June 30, 2014	$1,461,784	$169,650	$1,631,434	$56,171
Common Stock
During the first half of 2014, the Company issued 1.6 million shares of common stock in connection with stock option exercises and vestings of restricted stock awards, net of shares withheld for taxes.
Redeemable Noncontrolling Interests
The Company is subject to put arrangements arising from business combinations where the holders of the noncontrolling interests can require the Company to repurchase their shares at specified dates in the future or within specified periods in the future. Certain of these puts can be exercised earlier upon the occurrence of triggering events as specified in the agreements. The exercise dates for these puts range from January 2015 to December 2018. The redemption amounts for these puts are either at fair value at the time of exercise or a variable amount based on a formula linked to earnings. In accordance with the FASB guidance for business combinations, the redeemable noncontrolling interests are recorded at their fair value at acquisition date. As these put arrangements are not currently redeemable, the Company accretes up to the redemption value over the period from the date of issuance to the earliest redemption date of the individual puts, with the offset recorded to additional paid-in capital. Decreases in accretion are only recognized to the extent that increases had been previously recognized. The estimated redemption values that are based on a formula linked to future earnings are computed using projected cash flows each reporting period which take into account the current expectations regarding profitability and the timing of revenue-generating events.

Accumulated Other Comprehensive Income (Loss)
The following table presents changes in the components of AOCI, net of taxes, for the six months ended June 30, 2014:

	Gains and Losses On Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
	(in thousands)
Balance at December 31, 2013	$(79)	$(611)	$(1,680)	$(2,370)
Other comprehensive income (loss) before reclassifications	(8)	30	19,143	19,165
Amount reclassified from AOCI	33	—	—	33
Net other comprehensive income	25	30	19,143	19,198
Balance at June 30, 2014	$(54)	$(581)	$17,463	$16,828
The realized loss on cash flow hedges reclassified from AOCI consists of one interest rate swap agreement.
Earnings Per Share
The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands except share and per share data)
Net income (loss) attributable to common stockholders of Live Nation Entertainment, Inc. —basic and diluted	$22,934	$58,130	$(9,514)	$(5,109)
Accretion of redeemable noncontrolling interests	(460)	68	(2,504)	(160)
Net income (loss) available to common stockholders of Live Nation Entertainment, Inc.—basic and diluted	$22,474	$58,198	$(12,018)	$(5,269)

Weighted average common shares—basic	198,701,762	193,069,783	198,282,044	190,960,206
Effect of dilutive securities:
Stock options, restricted stock and warrants	7,287,509	3,700,622	—	—
Weighted average common shares—diluted	205,989,271	196,770,405	198,282,044	190,960,206

Basic and diluted net income (loss) per common share	$0.11	$0.30	$(0.06)	$(0.03)
The calculation of diluted net income per common share includes the effects of the assumed exercise of any outstanding stock options and warrants, the assumed vesting of shares of restricted stock awards and the assumed conversion of the 2.5% convertible senior notes and the 2.875% convertible senior notes where dilutive. The following table shows securities excluded from the calculation of diluted net income per common share because such securities are anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Options to purchase shares of common stock	5,108	6,734	17,755	17,695
Restricted stock awards—unvested	715	917	1,770	2,594
Warrants	—	500	—	500
Conversion shares related to the convertible senior notes	16,035	8,105	16,035	8,105
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	21,858	16,256	35,560	28,894

NOTE 9—STOCK-BASED COMPENSATION
The following is a summary of stock-based compensation expense recorded by the Company during the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Selling, general and administrative expenses	$8,255	$3,601	$13,175	$6,251
Corporate expenses	4,295	4,213	9,393	7,868
Total	$12,550	$7,814	$22,568	$14,119
The increase in stock-based compensation expense for the six months ended June 30, 2014 as compared to the same period of 2013 is due primarily to 2.2 million options and 0.7 million shares of restricted stock granted to management and directors during the first half of 2014, which will generally vest over one to four years. In addition, the Company granted other equity awards to employees during 2014, with the grant in the first quarter vesting over four years and the grant in the second quarter vesting at issuance. During the three and six months ended June 30, 2014, the Company recorded stock-based compensation expense for these other awards of $5.2 million and $5.5 million, respectively, as a component of selling, general and administrative expenses.
As of June 30, 2014, there was $60.1 million of total unrecognized compensation cost related to stock-based compensation arrangements for stock options, restricted stock awards and other equity awards. This cost is expected to be recognized over a weighted-average period of 2.7 years.
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
Revenue and expenses earned and charged between segments are eliminated in consolidation. Corporate expenses and all line items below operating income are managed on a total company basis. The Company’s capital expenditures include accruals and expenditures funded by outside parties such as landlords or replacements funded by insurance companies.
The Company manages its working capital on a consolidated basis. Accordingly, segment assets are not reported to, or used by, the Company’s management to allocate resources to or assess performance of the segments, and therefore, total segment assets have not been presented.
For the six months ended June 30, 2013, the previously reported capital expenditures amount in the Concerts segment has been increased by $19.6 million to include partial insurance recoveries received in connection with storm damage to an amphitheater in New York during Hurricane Sandy. The expenditures had previously been reported net of these recoveries.
The following table presents the results of operations for the Company’s reportable segments for the three and six months ended June 30, 2014 and 2013:

	Concerts	Ticketing	Artist Nation	Sponsorship & Advertising	Other	Corporate	Eliminations	Consolidated
				(in thousands)
Three Months Ended June 30, 2014
Revenue	$1,172,166	$371,000	$79,162	$70,903	$839	$—	$(28,285)	$1,665,785
Direct operating expenses	969,991	183,269	47,242	9,995	1,590	—	(27,391)	1,184,696

	Concerts	Ticketing	Artist Nation	Sponsorship & Advertising	Other	Corporate	Eliminations	Consolidated
				(in thousands)
Selling, general and administrative expenses	166,890	111,882	34,029	12,244	880	—	—	325,925
Depreciation and amortization	26,189	40,968	7,665	1,739	10	542	(894)	76,219
Loss (gain) on disposal of operating assets	(3,745)	(43)	1	—	—	—	—	(3,787)
Corporate expenses	—	—	—	—	—	25,717	—	25,717
Acquisition transaction expenses	456	58	(265)	—	—	1,080	—	1,329
Operating income (loss)	$12,385	$34,866	$(9,510)	$46,925	$(1,641)	$(27,339)	$—	$55,686
Intersegment revenue	$25,604	$187	$2,494	$—	$—	$—	$(28,285)	$—
Three Months Ended June 30, 2013
Revenue	$1,193,006	$337,827	$99,739	$71,240	$791	$—	$(23,090)	$1,679,513
Direct operating expenses	992,476	160,021	68,920	13,311	(2,206)	—	(22,604)	1,209,918
Selling, general and administrative expenses	159,517	101,919	22,476	10,959	848	—	—	295,719
Depreciation and amortization	35,068	36,685	10,136	596	11	678	(486)	82,688
Loss (gain) on disposal of operating assets	(31,332)	42	1,091	—	—	—	—	(30,199)
Corporate expenses	—	—	—	—	—	21,812	—	21,812
Acquisition transaction expenses	313	—	17	—	—	1,439	—	1,769
Operating income (loss)	$36,964	$39,160	$(2,901)	$46,374	$2,138	$(23,929)	$—	$97,806
Intersegment revenue	$21,254	$714	$1,122	$—	$—	$—	$(23,090)	$—
Six Months Ended June 30, 2014
Revenue	$1,834,656	$725,461	$151,718	$116,291	$1,585	$—	$(36,610)	$2,793,101
Direct operating expenses	1,487,146	355,860	89,318	18,059	681	—	(35,217)	1,915,847
Selling, general and administrative expenses	316,806	225,902	59,822	24,165	1,635	—	—	628,330
Depreciation and amortization	54,709	86,951	15,436	1,943	20	1,141	(1,393)	158,807

	Concerts	Ticketing	Artist Nation	Sponsorship & Advertising	Other	Corporate	Eliminations	Consolidated
				(in thousands)
Loss (gain) on disposal of operating assets	(3,235)	(117)	34	—	—	37	—	(3,281)
Corporate expenses	—	—	—	—	—	46,891	—	46,891
Acquisition transaction expenses	783	63	188	—	—	2,095	—	3,129
Operating income (loss)	$(21,553)	$56,802	$(13,080)	$72,124	$(751)	$(50,164)	$—	$43,378
Intersegment revenue	$33,034	$460	$3,116	$—	$—	$—	$(36,610)	$—
Capital expenditures	$18,306	$37,438	$943	$449	$—	$5,271	$—	$62,407
Six Months Ended June 30, 2013
Revenue	$1,706,541	$662,962	$150,010	$111,387	$1,584	$—	$(29,273)	$2,603,211
Direct operating expenses	1,382,728	315,083	100,332	20,175	(3,171)	—	(28,295)	1,786,852
Selling, general and administrative expenses	296,835	213,859	42,514	20,647	1,386	—	—	575,241
Depreciation and amortization	63,770	79,498	20,170	738	185	1,470	(978)	164,853
Loss (gain) on disposal of operating assets	(34,462)	(20)	679	—	7	—	—	(33,796)
Corporate expenses	—	—	—	—	—	42,467	—	42,467
Acquisition transaction expenses	547	24	145	—	—	2,261	—	2,977
Operating income (loss)	$(2,877)	$54,518	$(13,830)	$69,827	$3,177	$(46,198)	$—	$64,617
Intersegment revenue	$26,967	$981	$1,325	$—	$—	$—	$(29,273)	$—
Capital expenditures	$31,444	$42,993	$282	$300	$—	$(171)	$—	$74,848

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
Executive Overview
In the second quarter of 2014, our overall revenue decreased slightly compared to last year driven by a reduction in the number of concert events and fans due to fewer stadium and arena tours. However, Ticketing’s ticket sales increased by 2% overall for the quarter and, combined with strong growth in our resale business, resulted in a 10% improvement in Ticketing revenue for the quarter. For the first six months, our overall revenue is up 7% due to an increase in Ticketing ticket sales globally as well as growth in our resale business and strong first quarter results in our Concerts segment. We believe by leveraging our leadership position in the entertainment industry to reach fans through the live concert experience, we will sell more tickets which will then grow our sponsorship and advertising revenue. As the leading global live event and ticketing company, we believe that we are well-positioned to provide the best service to artists, teams, fans and venues and therefore drive growth across all our businesses.
Our Concerts segment revenue for the quarter decreased 2% compared to last year largely due to a reduction in the number of stadium shows as well as fewer arena events. The number of fans was down 5% as a result of these drivers. We delivered increased revenue in North America for the quarter from higher attendance at our amphitheaters as well as improved results for the Electric Daisy Carnival in Las Vegas at the end of June. As we noted in the last quarter, we had a significantly higher volume of arena shows and attendance in the first quarter this year than we have historically seen. This shift in timing drove higher revenue and higher operating income for Concerts in the first quarter. For the first six months, our Concerts revenue has improved 8% over last year. Our overall Concerts operating results declined for the quarter due to this timing of events as well as the gains recognized in the second quarter of 2013 from the sale of a theatrical theater in New York and higher insurance recoveries for storm damage sustained to an amphitheater in New York. We will continue to look for expansion opportunities, both domestically and internationally, as well as ways to market our events more effectively in order to continue to expand our fan base and geographic reach and to sell more tickets.
Our Ticketing segment revenue for the quarter increased 10% compared to last year largely due to higher primary ticket sales and growth of our resale business in North America. Overall, the total number of tickets sold during the quarter increased 2%. In our resale business, gross transaction value of tickets sold increased in the second quarter of 2014 due in large part to the success of our new TM+ product which drove significant growth in concert and professional sports ticket sales. For the first six months, our gross transaction value of resale tickets sold increased by over 30%, driven by concert and sports ticket sales on TM+ as well as increased results in our international markets. For the first six months, 17% of our total tickets were sold via mobile and tablet devices as we continue to implement new features that are driving further expansion of mobile ticket transactions. Ticketing operating results for the quarter were down due to higher investments in our technology products and higher depreciation and amortization expenses. We continue to invest in a variety of initiatives aimed at improving the ticket buying process and the overall fan and venue client experience.
Our Artist Nation segment revenue decreased 21% for the quarter as compared to last year primarily due to the decision in July of last year by the Concerts segment to no longer outsource VIP ticket sales to Artist Nation. Operating results for Artist Nation decreased in the quarter largely as a result of higher compensation costs and lower management commissions and merchandise sales. Our Artist Nation segment is focused on serving its existing artists as well as developing new relationships with top artists and extending the various services it provides.
Our Sponsorship & Advertising segment revenue was flat for the quarter as compared to the same period of the prior year with higher sponsorship revenue generated from new clients and our electronic music festivals offset by a decline in specialized campaigns that occurred in the second quarter of 2013. We are incurring higher compensation costs to expand our sales team which we expect to drive additional sales in our online group, in new markets, such as Australia, and new business lines, such as electronic dance music. We anticipate this investment in our sales force will generate revenue growth in the future. Overall, operating income increased slightly due to improved results on certain sponsorship programs partially offset by this growth in our sales staff as well as higher depreciation and amortization expenses. Our extensive on-site and online reach, global venue distribution network, artist relationships and ticketing operations are the key to securing long-term sponsorship agreements with major brands and we plan to expand these assets while extending further into new markets internationally.
We continue to be optimistic about the long-term potential of our company and are focused on the key elements of our business model — expand our concert platform, drive conversion of ticket sales through social and mobile channels, grow our sponsorship and online revenue, sell more tickets for our Ticketmaster clients, deliver fans a fully integrated offering of primary and secondary tickets together, drive cost efficiencies and continue to align our artist management group with our other core businesses.
Our History
We were incorporated in Delaware on August 2, 2005 in preparation for the contribution and transfer by Clear Channel of substantially all of its entertainment assets and liabilities to us. We completed our separation from Clear Channel on December 21, 2005, and became a publicly traded company on the New York Stock Exchange trading under the symbol “LYV.”
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
To judge the health of our Ticketing segment, we primarily review the gross transaction value and the number of tickets sold through our ticketing operations, average convenience charges and order processing fees, the number of clients renewed or added and the average royalty rate paid to clients who use our ticketing services. In addition, we review the number of visits to our websites, the overall number of customers in our database, the number of tickets sold via mobile apps and websites and the revenue related to the sale of other products on our websites. For business that is conducted in foreign markets, we also compare the operating results from our foreign operations to prior periods on a constant currency basis.
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
Sponsorship & Advertising
Our Sponsorship & Advertising segment employs a sales force that creates and maintains relationships with sponsors, through a combination of strategic, international, national and local opportunities that allow businesses to reach customers through our concert, venue, artist relationship and ticketing assets, including advertising on our websites. We work with our corporate clients to help create marketing programs that drive their business goals and connects their brands directly with fans and artists. We also develop, book and produce custom events or programs for our clients’ specific brands which are typically experienced exclusively by the clients’ consumers. These custom events can involve live music events with talent and media, using both online and traditional outlets. We typically experience higher revenue in the second and third quarters as a large portion of sponsorships are typically associated with our outdoor venues and festivals which are primarily used in or occur during May through September.
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

Consolidated Results of Operations

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2014	2013		2014	2013
	(in thousands)			(in thousands)
Revenue	$1,665,785	$1,679,513	(1)%	$2,793,101	$2,603,211	7%
Operating expenses:
Direct operating expenses	1,184,696	1,209,918	(2)%	1,915,847	1,786,852	7%
Selling, general and administrative expenses	325,925	295,719	10%	628,330	575,241	9%
Depreciation and amortization	76,219	82,688	(8)%	158,807	164,853	(4)%
Gain on disposal of operating assets	(3,787)	(30,199)	*	(3,281)	(33,796)	*
Corporate expenses	25,717	21,812	18%	46,891	42,467	10%
Acquisition transaction expenses	1,329	1,769	*	3,129	2,977	*
Operating income	55,686	97,806	(43)%	43,378	64,617	(33)%
Operating margin	3.3%	5.8%		1.6%	2.5%
Interest expense	27,590	30,041		52,082	58,192
Interest income	(1,146)	(890)		(1,812)	(2,658)
Equity in earnings of nonconsolidated affiliates	(960)	(2,629)		(3,766)	(5,211)
Other expense (income), net	(330)	3,868		(1,506)	7,506
Income (loss) before income taxes	30,532	67,416		(1,620)	6,788
Income tax expense	4,710	8,401		2,655	11,960
Net income (loss)	25,822	59,015		(4,275)	(5,172)
Net income (loss) attributable to noncontrolling interests	2,888	885		5,239	(63)
Net income (loss) attributable to common stockholders of Live Nation Entertainment, Inc.	$22,934	$58,130		$(9,514)	$(5,109)
_________

*	Percentages are not meaningful.

Key Operating Metrics

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Concerts (1)
Total estimated events:
North America	4,027	4,074	7,269	7,354
International	1,639	1,841	3,198	3,463
Total estimated events	5,666	5,915	10,467	10,817
Total estimated fans (rounded):
North America	9,268,000	9,283,000	14,981,000	14,343,000
International	5,221,000	6,021,000	8,518,000	9,071,000
Total estimated fans	14,489,000	15,304,000	23,499,000	23,414,000
Ticketing
Number of tickets sold (in thousands) (2)	36,910	36,268	73,563	72,016
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

(2)
The number of tickets sold includes primary tickets only. This metric includes tickets sold during the period regardless of event timing except for our promoted events in our owned or operated venues and in certain European territories where these tickets are reported as the events occur. The total number of tickets sold reported above for the three months ended June 30, 2014 and 2013 excludes approximately 61 million and 65 million, respectively, and for the six months ended June 30, 2014 and 2013 excludes approximately 135 million and 138 million, respectively, of tickets sold using our Ticketmaster systems, through season seat packages and our venue clients’ box offices, for which we do not receive a fee.

Revenue
Our revenue decreased $13.7 million, or 1%, during the three months ended June 30, 2014 as compared to the same period of the prior year. The overall decrease in revenue was primarily due to decreases in our Concerts and Artist Nation segments of $20.8 million and $20.6 million, respectively, partially offset by an increase in our Ticketing segment of $33.2 million. Excluding the increase of approximately $20.7 million related to the impact of changes in foreign exchange rates, revenue decreased $34.4 million, or 2%. The impact of foreign exchange rates was significant only to the Concerts segment.
Our revenue increased $189.9 million, or 7%, during the six months ended June 30, 2014 as compared to the same period of the prior year. The overall increase in revenue was primarily due to increases in our Concerts and Ticketing segments of $128.1 million and $62.5 million, respectively. Excluding the increase of approximately $16.7 million related to the impact of changes in foreign exchange rates, revenue increased $173.2 million, or 7%. The impact of foreign exchange rates was significant only to the Concerts segment.
More detailed explanations of these changes are included in the applicable segment discussions below.
Direct operating expenses
Our direct operating expenses decreased $25.2 million, or 2%, during the three months ended June 30, 2014 as compared to the same period of the prior year. The overall decrease in direct operating expenses was primarily due to decreases in our Concerts and Artist Nation segments of $22.5 million and $21.7 million, respectively, partially offset by an increase in our Ticketing segment of $23.2 million. Excluding the increase of approximately $16.7 million related to the impact of changes in foreign exchange rates, direct operating expenses decreased $41.9 million, or 3%. The impact of foreign exchange rates was significant only to the Concerts segment.
Our direct operating expenses increased $129.0 million, or 7%, during the six months ended June 30, 2014 as compared to the same period of the prior year. The overall increase in direct operating expenses was primarily due to increases in our Concerts and Ticketing segments of $104.4 million and $40.8 million, respectively, partially offset by a decrease in our Artist Nation segment of $11.0 million. Excluding the increase of approximately $12.6 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $116.4 million, or 7%. The impact of foreign exchange rates was significant only to the Concerts segment.
Direct operating expenses include artist fees, event production costs, ticketing client royalties, show-related marketing and advertising expenses, along with other costs.
More detailed explanations of these changes are included in the applicable segment discussions below.
Selling, general and administrative expenses
Our selling, general and administrative expenses increased $30.2 million, or 10%, during the three months ended June 30, 2014 as compared to the same period of the prior year. The overall increase in selling, general and administrative expenses was primarily due to increases in our Concerts, Ticketing and Artist Nation segments of $7.4 million, $10.0 million and $11.6 million, respectively. Excluding the increase of approximately $4.7 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $25.5 million, or 9%. The impact of foreign exchange rates was significant only to the Concerts segment.
Our selling, general and administrative expenses increased $53.1 million, or 9%, during the six months ended June 30, 2014 as compared to the same period of the prior year. The overall increase in selling, general and administrative expenses was primarily due to increases in our Concerts, Ticketing and Artist Nation segments of $20.0 million, $12.0 million and $17.3 million, respectively. Excluding the increase of approximately $6.2 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $46.9 million, or 8%. The impact of foreign exchange rates was significant only to the Concerts segment.
More detailed explanations of these changes are included in the applicable segment discussions below.
Depreciation and amortization
Our depreciation and amortization expenses decreased $6.5 million, or 8%, during the three months ended June 30, 2014 as compared to the same period of the prior year. The overall decrease in depreciation and amortization was primarily due to a decrease in our Concerts segment of $8.9 million partially offset by an increase in our Ticketing segment of $4.3 million. Excluding the increase of approximately $1.0 million related to the impact of changes in foreign exchange rates, depreciation and amortization decreased $7.5 million, or 9%. The impact of foreign exchange rates was not significant to the segments individually.

Our depreciation and amortization expense decreased $6.0 million, or 4%, during the six months ended June 30, 2014 as compared to the same period of the prior year. The overall decrease in depreciation and amortization was primarily due to decreases in our Concerts and Artist Nation segments of $9.1 million and $4.7 million, respectively, partially offset by an increase in our Ticketing segment of $7.5 million. Excluding the increase of approximately $1.0 million related to the impact of changes in foreign exchange rates, depreciation and amortization decreased $7.0 million, or 4%. The impact of foreign exchange rates was not significant to the segments individually.
More detailed explanations of these changes are included in the applicable segment discussions below.
Gain on disposal of operating assets
Gain on disposal of operating assets for the three and six months ended June 30, 2014 was $3.8 million and $3.3 million, respectively, consisting primarily of a $3.2 million gain recognized during the second quarter of 2014 in our Concerts segment in connection with a final insurance recovery for storm damage sustained to an amphitheater in New York during Hurricane Sandy in 2012.
Gain on disposal of operating assets for the three and six months ended June 30, 2013 was $30.2 million and $33.8 million, respectively, consisting primarily of a $21.9 million gain recognized from the May 2013 sale of a theatrical theater in New York in our Concerts segment. In addition, we recognized gains of $9.4 million and $12.6 million for the three and six months ended June 30, 2013, respectively, in connection with partial insurance recoveries for the storm damage discussed above.
Corporate expenses
Corporate expenses increased $3.9 million, or 18%, during the three months ended June 30, 2014 as compared to the same period of the prior year primarily due to the timing of results that impact certain contractual bonuses, annual salary increases and higher consulting expenses.
Corporate expenses increased $4.4 million, or 10%, during the six months ended June 30, 2014 as compared to the same period of the prior year primarily due to higher compensation costs driven by annual salary increases and higher headcount along with additional consulting expenses.
Interest expense
Interest expense decreased $2.5 million, or 8%, and $6.1 million, or 10%, during the three and six months ended June 30, 2014, respectively, as compared to the same periods of the prior year primarily due to the interest cost reduction realized from the August 2013 redemption of the 8.125% senior notes and a lower average interest rate on certain floating rate debt partially offset by the interest costs from the additional 7% senior notes issued in August 2013 and the 5.375% senior notes and the 2.5% convertible senior notes issued in May 2014.
Our debt balances and weighted-average cost of debt, excluding unamortized debt discounts of $37.2 million and including debt premium of $7.9 million, were $2.3 billion and 4.2%, respectively, at June 30, 2014.
Other expense (income), net
Other expense (income), net was income of $0.3 million and $1.5 million for the three and six months ended June 30, 2014, respectively, and includes the impact of foreign exchange rate gains of $0.5 million and foreign exchange rate losses of $2.3 million, respectively. In addition, the six-month period includes $4.7 million of income primarily from the dissolution of two artist management businesses.
Other expense (income), net was expense of $3.9 million and $7.5 million for the three and six months ended June 30, 2013, respectively, and includes the impact of foreign exchange rate losses of $4.4 million and $7.8 million, respectively.
Income taxes
Income tax expense for the six months ended June 30, 2014 and 2013 was $2.7 million and $12.0 million, respectively. The decrease in income tax expense results primarily from deferred tax benefits of $6.1 million attributable to the release of valuation allowances primarily due to deferred tax liabilities associated with the March 2014 acquisition of an artist management business located in California. These benefits were partially offset by increased foreign taxes of $1.7 million based on the expected annual rate and $1.1 million for prior period taxes.

Net income (loss) attributable to noncontrolling interests
Net income (loss) attributable to noncontrolling interests increased to income of $5.2 million for the six months ended June 30, 2014 compared to a loss of $0.1 million for the comparable period of the prior year. The increase is primarily due to improved operating results from certain artist management businesses partially offset by lower operating results from certain international concert businesses.
Concerts Results of Operations
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2014	2013		2014	2013
	(in thousands)			(in thousands)
Revenue	$1,172,166	$1,193,006	(2)%	$1,834,656	$1,706,541	8%
Direct operating expenses	969,991	992,476	(2)%	1,487,146	1,382,728	8%
Selling, general and administrative expenses	166,890	159,517	5%	316,806	296,835	7%
Depreciation and amortization	26,189	35,068	(25)%	54,709	63,770	(14)%
Gain on disposal of operating assets	(3,745)	(31,332)	*	(3,235)	(34,462)	*
Acquisition transaction expenses	456	313	*	783	547	*
Operating income (loss)	$12,385	$36,964	(66)%	$(21,553)	$(2,877)	*
Operating margin	1.1%	3.1%		(1.2)%	(0.2)%
Adjusted operating income **	$37,143	$42,588	(13)%	$34,506	$29,446	17%
_______

*	Percentages are not meaningful.
**	AOI is defined and reconciled to operating income (loss) below.
Three Months
Concerts revenue decreased $20.8 million, or 2%, during the three months ended June 30, 2014 as compared to the same period of the prior year. Excluding the increase of $16.9 million related to the impact of changes in foreign exchange rates, revenue decreased $37.7 million, or 3%, primarily due to fewer arena shows and decreased global touring activity due to the timing of tours. These decreases were partially offset by more shows in our North America owned or operated amphitheaters.
Concerts direct operating expenses decreased $22.5 million, or 2%, during the three months ended June 30, 2014 as compared to the same period of the prior year. Excluding the increase of $14.8 million related to the impact of changes in foreign exchange rates, direct operating expenses decreased $37.3 million, or 4%, primarily related to the changes in show activity discussed above and due to lower costs in North America festivals.
Concerts selling, general and administrative expenses increased $7.4 million, or 5%, during the three months ended June 30, 2014 as compared to the same period of the prior year. Excluding the increase of $2.9 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $4.5 million, or 3%, primarily due to higher compensation costs resulting from annual salary increases and additional headcount along with additional costs for venue enhancements. In addition, we had incremental expenses of $2.9 million from the acquisition of various festival promotion businesses.
Concerts depreciation and amortization decreased $8.9 million, or 25%, during the three months ended June 30, 2014 as compared to the same period of the prior year resulting primarily from lower amortization driven by the acceleration of amortization in 2013 associated with a change in the estimated life of certain venue management and leasehold intangible assets.
Concerts gain on disposal of operating assets of $3.7 million for the three months ended June 30, 2014 consists primarily of the final insurance recovery for storm damage to an amphitheater in New York during Hurricane Sandy in 2012. Concerts gain on disposal of operating assets of $31.3 million for the three months ended June 30, 2013 was primarily due to a $21.9 million gain on the sale of a theatrical theater in New York and $9.4 million related to the insurance recovery discussed above.
The decreased operating income for Concerts for the three months ended June 30, 2014 was primarily driven by the lower gain on disposal of operating assets.

Six Months
Concerts revenue increased $128.1 million, or 8%, during the six months ended June 30, 2014 as compared to the same period of the prior year. Excluding the increase of $14.2 million related to the impact of changes in foreign exchange rates, revenue increased $113.9 million, or 7%, primarily due to higher average attendance at our international arena shows and more North America amphitheater, arena and third-party stadium events along with higher global touring activity.
Concerts direct operating expenses increased $104.4 million, or 8%, during the six months ended June 30, 2014 as compared to the same period of the prior year. Excluding the increase of $11.3 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $93.1 million, or 7%, primarily due to higher expenses associated with the increased show activity discussed above.
Concerts selling, general and administrative expenses increased $20.0 million, or 7%, during the six months ended June 30, 2014 as compared to the same period of the prior year. Excluding the increase of $4.3 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $15.7 million, or 5%, primarily due to higher compensation costs driven by annual salary increases and additional headcount along with additional costs for venue enhancements. In addition, we had incremental expenses of $7.8 million from the acquisition of various festival and concert promotion businesses.
Concerts depreciation and amortization decreased $9.1 million, or 14%, during the six months ended June 30, 2014 as compared to the same period of the prior year resulting primarily from lower amortization driven by the acceleration of amortization recorded in 2013 associated with a change in the estimated life of certain venue management and leasehold intangible assets.
Concerts gain on disposal of operating assets of $3.2 million for the six months ended June 30, 2014 consists primarily of the final insurance recovery for storm damage to an amphitheater in New York during Hurricane Sandy in 2012. Concerts gain on disposal of operating assets of $34.5 million for the six months ended June 30, 2013 was primarily due to a $21.9 million gain on the sale of a theatrical theater in New York and $12.6 million related to the insurance recovery discussed above.
The increased operating loss for Concerts for the six months ended June 30, 2014 was primarily driven by the lower gain on disposal of operating assets partially offset by increased show results and the lower amortization discussed above.
Ticketing Results of Operations
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2014	2013		2014	2013
	(in thousands)			(in thousands)
Revenue	$371,000	$337,827	10%	$725,461	$662,962	9%
Direct operating expenses	183,269	160,021	15%	355,860	315,083	13%
Selling, general and administrative expenses	111,882	101,919	10%	225,902	213,859	6%
Depreciation and amortization	40,968	36,685	12%	86,951	79,498	9%
Loss (gain) on disposal of operating assets	(43)	42	*	(117)	(20)	*
Acquisition transaction expenses	58	—	*	63	24	*
Operating income	$34,866	$39,160	(11)%	$56,802	$54,518	4%
Operating margin	9.4%	11.6%		7.8%	8.2%
Adjusted operating income **	$76,554	$77,569	(1)%	$146,571	$137,158	7%
_______

*	Percentages are not meaningful.
**	AOI is defined and reconciled to operating income (loss) below.

Three Months
Ticketing revenue increased $33.2 million, or 10%, during the three months ended June 30, 2014 as compared to the same period of the prior year primarily due to increased domestic primary and resale ticket volumes and higher domestic primary ticket fees driven by an increase in concert ticket sales.
Ticketing direct operating expenses increased $23.2 million, or 15%, during the three months ended June 30, 2014 as compared to the same period of the prior year primarily due to higher costs associated with the increased ticket sales discussed above.
Ticketing selling, general and administrative expenses increased $10.0 million, or 10%, for the three months ended June 30, 2014 as compared to the same period of the prior year. Excluding the increase of $1.4 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $8.6 million, or 8%, primarily due to legal settlements from certain of our insurance carriers and law firms received during the first half of 2013 and higher compensation costs associated with annual salary increases and increased headcount.
Ticketing depreciation and amortization increased $4.3 million, or 12%, during the three months ended June 30, 2014 as compared to the same period of the prior year primarily due to higher depreciation from our investment in our technology platform.
The decrease in Ticketing operating income for the three months ended June 30, 2014 is primarily due to increased selling, general and administrative expenses and depreciation associated with our investment in our technology platform. These increases were partially offset by higher domestic ticket volumes discussed above.
Six Months
Ticketing revenue increased $62.5 million, or 9%, during the six months ended June 30, 2014 as compared to the same period of the prior year primarily due to increased domestic primary and resale ticket volumes and higher domestic primary ticket fees driven by an increase in concert ticket sales.
Ticketing direct operating expenses increased $40.8 million, or 13%, during the six months ended June 30, 2014 as compared to the same period of the prior year primarily due to higher costs associated with the increased ticket sales discussed above.
Ticketing selling, general and administrative expenses increased $12.0 million, or 6%, during the six months ended June 30, 2014 as compared to the same period of the prior year. Excluding the increase of $1.4 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $10.6 million, or 5%, primarily due to higher compensation costs associated with annual salary increases and higher headcount along with the impact of legal settlements received in 2013.
Ticketing depreciation and amortization increased $7.5 million, or 9%, during the six months ended June 30, 2014 as compared to the same period of the prior year primarily due to higher depreciation from our investment in our technology platform.
The increase in Ticketing operating income for the six months ended June 30, 2014 is primarily due to increased domestic ticket sales discussed above partially offset by higher compensation costs and increased depreciation.

Artist Nation Results of Operations
Our Artist Nation segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2014	2013		2014	2013
	(in thousands)			(in thousands)
Revenue	$79,162	$99,739	(21)%	$151,718	$150,010	1%
Direct operating expenses	47,242	68,920	(31)%	89,318	100,332	(11)%
Selling, general and administrative expenses	34,029	22,476	51%	59,822	42,514	41%
Depreciation and amortization	7,665	10,136	(24)%	15,436	20,170	(23)%
Loss on disposal of operating assets	1	1,091	*	34	679	*
Acquisition transaction expenses	(265)	17	*	188	145	*
Operating loss	$(9,510)	$(2,901)	*	$(13,080)	$(13,830)	*
Operating margin	(12.0)%	(2.9)%		(8.6)%	(9.2)%
Adjusted operating income **	$3,218	$8,498	(62)%	$8,362	$7,455	12%

_______

*	Percentages are not meaningful.
**	AOI is defined and reconciled to operating income (loss) below.
Three Months
Artist Nation revenue decreased $20.6 million, or 21%, during the three months ended June 30, 2014 as compared to the same period of the prior year primarily due to reductions in VIP ticket sales, from the decision in July 2013 by the Concerts segment to expand their premium ticket packages and no longer outsource VIP ticket sales to Artist Nation, along with a reduction in tour merchandise driven by the timing of certain artist tours. These decreases were partially offset by incremental revenue of $6.7 million resulting from the recent acquisitions or prospective consolidation of various artist management companies.
Artist Nation direct operating expenses decreased $21.7 million, or 31%, during the three months ended June 30, 2014 as compared to the same period of the prior year primarily due to a reduction in costs associated with the VIP ticket sales reduction and lower tour merchandise sales discussed above.
Artist Nation selling, general and administrative expenses increased $11.6 million, or 51%, during the three months ended June 30, 2014 as compared to the same period of the prior year primarily due to incremental selling, general and administrative expenses of $2.6 million resulting from the acquisitions noted above along with higher compensation cost driven by increased headcount and higher non-cash compensation expense in the management business.
Artist Nation depreciation and amortization decreased $2.5 million, or 24%, during the three months ended June 30, 2014 as compared to the same period of the prior year resulting from lower amortization driven by certain intangible assets in the management business that became fully amortized in 2013.
The increased operating loss for Artist Nation for the three months ended June 30, 2014 was primarily driven by lower merchandise results and increased non-cash compensation expense.
Six Months
Artist Nation revenue increased $1.7 million, or 1%, during the six months ended June 30, 2014 as compared to the same period of the prior year partially due to incremental revenue of $9.6 million resulting from the acquisition or prospective consolidation of various artist management companies. In addition, revenue increased due to higher management revenue driven by the timing of certain artist commissions and higher tour merchandise sales. These increases were partially offset by reductions in VIP ticket sales due to the decision by the Concerts segment to no longer outsource this service to Artist Nation.
Artist Nation direct operating expenses decreased $11.0 million, or 11%, during the six months ended June 30, 2014 as compared to the same period of the prior year primarily due to a reduction in costs associated with the VIP ticket sales reduction discussed above partially offset by higher costs associated with the increase in tour merchandise sales.

Artist Nation selling, general and administrative expenses increased $17.3 million, or 41%, during the six months ended June 30, 2014 as compared to the same period of the prior year primarily due to higher compensation and non-cash compensation expenses in the management business along with incremental expenses of $3.9 million resulting from the acquisitions noted above.
Artist Nation depreciation and amortization decreased $4.7 million, or 23%, during the six months ended June 30, 2014 as compared to the same period of the prior year resulting from lower amortization driven by certain intangible assets in the management business that became fully amortized in 2013.
The operating loss for Artist Nation for the six months ended June 30, 2014 was relatively unchanged as higher commissions were offset by higher compensation costs in the management business.
Sponsorship & Advertising Results of Operations
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2014	2013		2014	2013
	(in thousands)			(in thousands)
Revenue	$70,903	$71,240	—	$116,291	$111,387	4%
Direct operating expenses	9,995	13,311	(25)%	18,059	20,175	(10)%
Selling, general and administrative expenses	12,244	10,959	12%	24,165	20,647	17%
Depreciation and amortization	1,739	596	*	1,943	738	*
Operating income	$46,925	$46,374	1%	$72,124	$69,827	3%
Operating margin	66.2%	65.1%		62.0%	62.7%
Adjusted operating income **	$49,029	$47,159	4%	$74,784	$70,919	5%
_______

*	Percentages are not meaningful.
**	AOI is defined and reconciled to operating income (loss) below.

Three Months
Sponsorship & Advertising revenue was relatively unchanged decreasing $0.3 million during the three months ended June 30, 2014 as compared to the same period of the prior year.
Sponsorship & Advertising direct operating expenses decreased $3.3 million, or 25%, during the three months ended June 30, 2014 as compared to the same period of the prior year driven by lower fulfillment costs on certain sponsorship and online programs.
Sponsorship & Advertising selling, general and administrative expenses increased $1.3 million, or 12%, during the three months ended June 30, 2014 as compared to the same period of the prior year primarily from higher compensation costs from the timing of increased headcount to drive additional online sales in future periods along with annual salary increases.
Overall, operating income for the three months ended June 30, 2014 was relatively unchanged as compared to last year.
Six Months
Sponsorship & Advertising revenue increased $4.9 million, or 4%, during the six months ended June 30, 2014 as compared to the same period of the prior year primarily due to new, or expansion of existing, sponsorship agreements.
Sponsorship & Advertising direct operating expenses decreased $2.1 million, or 10%, during the six months ended June 30, 2014 as compared to the same period of the prior year driven by lower fulfillment costs on certain sponsorship and online programs.
Sponsorship & Advertising selling, general and administrative expenses increased $3.5 million, or 17%, during the six months ended June 30, 2014 as compared to the same period of the prior year primarily related to higher compensation costs from the timing of increased headcount to drive additional online sales in future periods.

The increased operating income for the six months ended June 30, 2014 was primarily due to improved results on certain sponsorship programs.
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

The following table sets forth the reconciliation of adjusted operating income (loss) to operating income (loss):

	Adjusted operating income (loss)	Non-cash and stock- based compensation expense	Loss (gain) on disposal of operating assets	Depreciation and amortization	Acquisition expenses	Operating income (loss)
			(in thousands)
Three Months Ended June 30, 2014
Concerts	$37,143	$1,858	$(3,745)	$26,189	$456	$12,385
Ticketing	76,554	705	(43)	40,968	58	34,866
Artist Nation	3,218	5,327	1	7,665	(265)	(9,510)
Sponsorship & Advertising	49,029	365	—	1,739	—	46,925
Other and Eliminations	(2,525)	—	—	(884)	—	(1,641)
Corporate	(21,422)	4,295	—	542	1,080	(27,339)
Total	$141,997	$12,550	$(3,787)	$76,219	$1,329	$55,686
Three Months Ended June 30, 2013
Concerts	$42,588	$1,575	$(31,332)	$35,068	$313	$36,964
Ticketing	77,569	1,682	42	36,685	—	39,160
Artist Nation	8,498	155	1,091	10,136	17	(2,901)
Sponsorship & Advertising	47,159	189	—	596	—	46,374
Other and Eliminations	1,663	—	—	(475)	—	2,138
Corporate	(17,599)	4,213	—	678	1,439	(23,929)
Total	$159,878	$7,814	$(30,199)	$82,688	$1,769	$97,806
Six Months Ended June 30, 2014
Concerts	$34,506	$3,802	$(3,235)	$54,709	$783	$(21,553)
Ticketing	146,571	2,872	(117)	86,951	63	56,802
Artist Nation	8,362	5,784	34	15,436	188	(13,080)
Sponsorship & Advertising	74,784	717	—	1,943	—	72,124
Other and Eliminations	(2,124)	—	—	(1,373)	—	(751)
Corporate	(37,498)	9,393	37	1,141	2,095	(50,164)
Total	$224,601	$22,568	$(3,281)	$158,807	$3,129	$43,378
Six Months Ended June 30, 2013
Concerts	$29,446	$2,468	$(34,462)	$63,770	$547	$(2,877)
Ticketing	137,158	3,138	(20)	79,498	24	54,518
Artist Nation	7,455	291	679	20,170	145	(13,830)
Sponsorship & Advertising	70,919	354	—	738	—	69,827
Other and Eliminations	2,391	—	7	(793)	—	3,177
Corporate	(34,599)	7,868	—	1,470	2,261	(46,198)
Total	$212,770	$14,119	$(33,796)	$164,853	$2,977	$64,617

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
Our balance sheet reflects cash and cash equivalents of $2.0 billion at June 30, 2014 and $1.3 billion at December 31, 2013. Included in the June 30, 2014 and December 31, 2013 cash and cash equivalents balances are $577.4 million and $538.4 million, respectively, of cash received that includes the face value of tickets sold on behalf of ticketing clients and the clients’ share of convenience and order processing charges, or client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to clients on a regular basis. Our foreign subsidiaries held approximately $502.3 million in cash and cash equivalents, excluding client cash, at June 30, 2014. We do not intend to repatriate these funds, but if we did, we would need to accrue and pay United States federal and state income taxes on any future repatriations, net of applicable foreign tax credits. We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is 90 days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects total debt of $2.3 billion and $1.8 billion at June 30, 2014 and December 31, 2013, respectively. Our weighted-average cost of debt, excluding the debt discounts and including the debt premium on our term loans and notes, was 4.2% at June 30, 2014.
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
On July 15, 2014, pursuant to the terms of the indenture governing our 2.875% convertible senior notes, holders of $29.3 million in aggregate outstanding principal exercised their right to redeem their notes for cash and were subsequently paid and that portion of the notes retired. In late July 2014, pursuant to our option under the indenture governing the 2.875% convertible senior notes, we notified the holders of the remaining notes that we intend to redeem all outstanding notes in late September at a redemption price of 100% of the principal amount of the notes, plus accrued and unpaid interest.
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
Sources of Cash
Senior Secured Credit Facility
At June 30, 2014, our senior secured credit facility consists of (i) a $115 million term loan A, (ii) a $950 million term loan B and (iii) a $335 million revolving credit facility. In addition, subject to certain conditions, we have the right to increase such facilities by at least $450 million or a greater amount so long as the senior secured leverage ratio calculated on a pro-forma basis (as defined in the credit agreement) is no greater than 3.25x. The revolving credit facility provides for borrowings up to the amount of the facility with sublimits of up to (i) $150 million to be available for the issuance of letters of credit, (ii) $50 million to be available for swingline loans and (iii) $150 million to be available for borrowings in Euros or British Pounds and (iv) $50 million to be available for borrowings in one or more other approved currencies. The senior secured credit facility is secured by a first priority lien on substantially all of our tangible and intangible personal property and the domestic subsidiaries that are guarantors, and by a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of our direct and indirect domestic subsidiaries and 65% of each class of capital stock of any first-tier foreign subsidiaries.
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
During the six months ended June 30, 2014, we made principal payments totaling $7.6 million on these term loans. At June 30, 2014, the outstanding balances on these term loans, net of discounts, were $1.0 billion. There were no borrowings under the revolving credit facility as of June 30, 2014. Based on our letters of credit of $74.8 million, $260.2 million was available for future borrowings.
5.375% Senior Notes
In May 2014, we issued $250 million of 5.375% senior notes due 2022. Interest on the notes is payable semi-annually in cash in arrears on June 15 and December 15, beginning December 15, 2014, and the notes will mature in June 2022. We may redeem some or all of the notes at any time prior to June 15, 2017 at a price equal to 100% of the principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium. We may also redeem up to 35% of the aggregate principal amount of the notes from the proceeds of certain equity offerings prior to June 15, 2017, at a price equal to 105.375% of the principal amount, plus any accrued and unpaid interest. In addition, on or after June 15, 2017, we may redeem at our option some or all of the notes at redemption prices that start at 104.0313% of their principal amount, plus any accrued and unpaid interest to the date of redemption. We must make an offer to redeem the notes at 101% of the aggregate principal amount, plus any accrued and unpaid interest to the repurchase date, if we experiences certain defined changes of control.
2.5% Convertible Senior Notes
In May 2014, we issued $275 million of convertible senior notes due 2019. The notes pay interest semiannually in arrears on May 15 and November 15 at a rate of 2.5% per annum, beginning on November 15, 2014. The notes will mature in May 2019 and may not be redeemed by us prior to the maturity date. The notes will be convertible, under certain circumstances, until November 15, 2018, and on or after such date without condition, at an initial conversion rate of 28.8363 shares of our common stock per $1,000 principal amount of notes, subject to adjustment, which represents a 52.5% conversion premium based on the last reported sale price for our common stock of $22.74 on May 19, 2014. Upon conversion, the notes may be settled in shares of common stock or, at our election, cash or a combination of cash and shares of common stock. Assuming we fully settled the notes in shares, the maximum number of shares that could be issued to satisfy the conversion is currently 7.9 million.

If we experience a fundamental change, as defined in the indenture governing the notes, the holders of the 2.5% convertible senior notes may require us to purchase for cash all or a portion of their notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any.
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
The indentures governing our 7% senior notes and 5.375% senior notes contain covenants that limit, among other things, our ability and the ability of our restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make certain distributions, investments and other restricted payments, sell certain assets, agree to any restrictions on the ability of restricted subsidiaries to make payments to us, merge, consolidate or sell all of our assets, create certain liens, and engage in transactions with affiliates on terms that are not arms-length. Certain covenants, including those pertaining to incurrence of indebtedness, restricted payments, asset sales, mergers and transactions with affiliates will be suspended during any period in which the notes are rated investment grade by both rating agencies and no default or event of default under the indenture has occurred and is continuing. The 7% senior notes contain two incurrence-based financial covenants, as defined, requiring a minimum fixed charge coverage ratio of 2.0x and a maximum secured indebtedness leverage ratio of 3.25x. The 5.375% senior notes contain three incurrence-based financial covenants, as defined, requiring a minimum fixed charge coverage ratio of 2.0x, a maximum secured indebtedness leverage ratio of 3.50x and a minimum leverage ratio of 2.75x.
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
As of June 30, 2014, we believe we were in compliance with all of our debt covenants. We expect to remain in compliance with all of our debt covenants throughout 2014.
Disposals of Assets
During the six months ended June 30, 2013, we received $81.1 million of proceeds primarily related to the sale of a theatrical theater in New York and a partial insurance recovery for storm damage sustained to an amphitheater located in New York. There were no significant disposals of operating assets for the six months ended June 30, 2014.
Stock Option Exercises
During the six months ended June 30, 2014 and 2013, we received $11.7 million and $73.4 million, respectively, of proceeds from the exercise of stock options.
Uses of Cash
Acquisitions
When we make acquisitions, the acquired entity may have cash on its balance sheet at the time of acquisition. All amounts discussed in this section are presented net of any cash acquired. During the six months ended June 30, 2014, we used $24.5 million of cash primarily for two acquisitions of artist management businesses in our Artist Nation segment. During the six months ended June 30, 2013, we used $23.8 million of cash primarily for the acquisition in our Concerts segment of a controlling interest in a company that promotes festivals in May 2013.

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
Our capital expenditures, including accruals but excluding expenditures funded by outside parties such as landlords or replacements funded by insurance companies, consisted of the following:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Maintenance capital expenditures	$32,319	$26,523
Revenue generating capital expenditures	28,568	28,772
Total capital expenditures	$60,887	$55,295
Maintenance capital expenditures during the first six months of 2014 increased from the same period of the prior year primarily due to the timing of venue-related projects.
We currently expect capital expenditures to be approximately $135 million for the full year 2014.
Cash Flows

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Cash provided by (used in):
Operating activities	$338,470	$380,347
Investing activities	$(93,645)	$(20,742)
Financing activities	$484,199	$54,011
Operating Activities
Cash provided by operating activities was $338.5 million for the six months ended June 30, 2014, compared to $380.3 million for the six months ended June 30, 2013. The $41.9 million decrease in cash provided by operating activities resulted primarily from net changes in the event-related operating accounts which are dependent on the timing of ticket sales along with the size and number of events for upcoming periods partially offset by an increase in the cash-related portion of net income. During the first six months of 2014, we made higher payments for event-related expenses and received less advanced ticket sales, partially offset by higher collections of accounts receivable as compared to the same period of the prior year.
Investing Activities
Cash used in investing activities was $93.6 million for the six months ended June 30, 2014, compared to $20.7 million for the six months ended June 30, 2013. The $72.9 million increase in cash used in investing activities is primarily due to lower proceeds received from the disposal of operating assets as compared to the same period of the prior year. See “—Sources of Cash ” and “—Uses of Cash ” above for further discussion.
Financing Activities
Cash provided by financing activities was $484.2 million for the six months ended June 30, 2014, compared to $54.0 million for the six months ended June 30, 2013. The $430.2 million increase in cash provided by financing activities is primarily a result of net proceeds from the issuance of the 5.375% senior notes and 2.5% convertible senior notes, partially offset by lower proceeds from the exercise of stock options in 2014 as compared to the same period of the prior year.

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
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported operating income of $32.3 million for the six months ended June 30, 2014. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the six months ended June 30, 2014 by $3.2 million. As of June 30, 2014, our primary foreign exchange exposure included the Euro, British Pound, Australian Dollar and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities.
We primarily use forward currency contracts in addition to options to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. We also may enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At June 30, 2014, we had forward currency contracts and options outstanding with a notional amount of $103.9 million.
Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $2.3 billion of total debt, net of unamortized discounts and premiums, outstanding as of June 30, 2014. Of the total amount, taking into consideration existing interest rate hedges, we had $1.3 billion of fixed-rate debt and $1.0 billion of floating-rate debt.
Based on the amount of our floating-rate debt as of June 30, 2014, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $2.7 million when the floor rate is not applicable. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of June 30, 2014 with no subsequent change in rates for the remainder of the period.
At June 30, 2014, we have an interest rate swap agreement that is designated as a cash flow hedge for accounting purposes. The interest rate swap had a notional amount of $9.4 million at June 30, 2014, to effectively convert a portion of our floating-rate debt to a fixed-rate basis, and expires in May 2015. The fair value of this agreement at June 30, 2014 was a liability of $0.1 million. This agreement was put into place to reduce the variability of the cash flows from the interest payments related to certain financing.
We have two interest rate swap agreements with a $27.7 million aggregate notional amount at June 30, 2014, that effectively convert a portion of our floating-rate debt to a fixed-rate basis. Both agreements expire in December 2015. These interest rate swap agreements have not been designated as hedging instruments. Therefore, any change in fair value is recorded in earnings during the period of change.
We currently have 2.875% convertible senior notes due 2027 with a principal amount of $220 million at June 30, 2014. Beginning with the period commencing on July 20, 2014 and ending on January 14, 2015, and for each of the interest periods commencing thereafter, we will pay contingent interest on the notes if the average trading price of the notes during the five consecutive trading days ending on the second trading day immediately preceding the first day of the applicable interest period equals or exceeds 120% of the principal amount of the notes. The contingent interest payable per note will equal 0.25% per year of the average trading price of such note during the applicable five trading-day reference period, payable in arrears.
Ratio of Earnings to Fixed Charges
The ratio of earnings to fixed charges is as follows:

Six Months Ended June 30,		Year Ended December 31,
2014	2013	2013	2012	2011	2010
*	1.02	*	*	*	*

*
For the six months ended June 30, 2014, fixed charges exceeded earnings before income taxes and fixed charges by $5.4 million. For the years ended December 31, 2013, 2012, 2011 and 2010, fixed charges exceeded earnings from continuing operations before income taxes and fixed charges by $6.0 million, $142.1 million, $104.4 million and $193.6 million, respectively.

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
In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. The new standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual and interim periods beginning after December 15, 2016, and early adoption of the standard is not permitted. The guidance should be applied retrospectively, either to each prior period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative-effect adjustment as of the date of adoption. We will adopt this standard on January 1, 2017, and are currently assessing which implementation method we will apply and the impact its adoption will have on our financial position and results of operations.
In June 2014, the FASB issued guidance that requires a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period be accounted for as a performance condition. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within that year, and early adoption is permitted. The guidance should be applied on a prospective basis to awards that are granted or modified on or after the effective date. The guidance may be applied on a modified retrospective basis for performance targets outstanding on or after the beginning of the first annual period presented as of the date of adoption. We do not expect to grant these type of awards, but will adopt this guidance on January 1, 2016 and will apply it prospectively to any awards granted on or after January 1, 2016 that include these terms.

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
There have been no changes to our critical accounting policies during the six months ended June 30, 2014.
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
Based on their evaluation as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding our legal proceedings can be found in Part I Financial Information—Item 1. Financial Statements—Note 5—Commitments and Contingent Liabilities.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 31, 2014.

LIVE NATION ENTERTAINMENT, INC.

By:	/s/ Brian Capo
Brian Capo
Chief Accounting Officer (Duly Authorized Officer)

EXHIBIT INDEX

	Exhibit Description	Incorporated by Reference				Filed Here with
Exhibit No.		Form	File No.	Exhibit No.	Filing Date
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Live Nation Entertainment, Inc.	8-K	001-32601	3.1	6/7/2013
3.2	Fifth Amended and Restated Bylaws of Live Nation Entertainment, Inc.	8-K	001-32601	3.2	6/7/2013
10.1	Indenture, dated as of May 23, 2014, among Live Nation Entertainment, Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee					X
10.2	Indenture, dated as of May 23, 2014, between Live Nation Entertainment, Inc., and HSBC Bank USA, National Association, as trustee					X
10.3
Fourth Supplemental Indenture, dated as of May 27, 2014, among Live Nation Entertainment, Inc., Reigndeer Entertainment Corp., the Existing Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee
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