Form 10-Q
period 2014-09-30
Live Nation Entertainment, Inc.
filed 2014-10-30
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
Form 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On October 24, 2014, there were 200,659,004 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 1,224,678 shares of unvested restricted stock awards and excluding 408,024 shares held in treasury.

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
Item 1. Financial Statements
LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2014	December 31, 2013
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$1,358,300	$1,299,184
Accounts receivable, less allowance of $17,385 and $19,850, respectively	607,150	439,151
Prepaid expenses	484,603	378,342
Other current assets	47,882	43,427
Total current assets	2,497,935	2,160,104
Property, plant and equipment
Land, buildings and improvements	811,059	816,931
Computer equipment and capitalized software	430,443	421,846
Furniture and other equipment	208,679	210,866
Construction in progress	80,210	52,883
	1,530,391	1,502,526
Less accumulated depreciation	834,450	795,726
	695,941	706,800
Intangible assets
Definite-lived intangible assets, net	619,671	676,564
Indefinite-lived intangible assets	369,640	376,736
Goodwill	1,484,677	1,466,983
Other long-term assets	379,867	296,334
Total assets	$6,047,731	$5,683,521
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$646,814	$656,253
Accounts payable	96,104	111,320
Accrued expenses	763,800	668,799
Deferred revenue	399,534	486,433
Current portion of long-term debt	47,947	278,403
Other current liabilities	37,734	54,310
Total current liabilities	1,991,933	2,255,518
Long-term debt, net	2,027,209	1,530,484
Long-term deferred income taxes	165,224	161,637
Other long-term liabilities	107,684	85,035
Commitments and contingent liabilities
Redeemable noncontrolling interests	74,436	61,041
Stockholders’ equity
Common stock	1,998	1,978
Additional paid-in capital	2,403,316	2,368,281
Accumulated deficit	(856,147)	(951,796)
Cost of shares held in treasury	(6,865)	(6,865)
Accumulated other comprehensive income (loss)	(37,577)	(2,370)
Total Live Nation Entertainment, Inc. stockholders’ equity	1,504,725	1,409,228
Noncontrolling interests	176,520	180,578
Total equity	1,681,245	1,589,806
Total liabilities and equity	$6,047,731	$5,683,521

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands except share and per share data)
Revenue	$2,502,008	$2,262,236	$5,295,109	$4,865,447
Operating expenses:
Direct operating expenses	1,876,519	1,698,731	3,792,366	3,485,583
Selling, general and administrative expenses	349,676	325,005	978,006	900,246
Depreciation and amortization	97,925	92,729	256,732	257,582
Gain on disposal of operating assets	(1,696)	(9,060)	(4,977)	(42,856)
Corporate expenses	26,647	26,442	73,538	68,909
Acquisition transaction expenses	2,333	2,352	5,462	5,329
Operating income	150,604	126,037	193,982	190,654
Interest expense	28,113	29,393	80,195	87,585
Loss on extinguishment of debt	233	36,269	233	36,269
Interest income	(864)	(1,547)	(2,676)	(4,205)
Equity in losses (earnings) of nonconsolidated affiliates	(2,155)	2,363	(5,921)	(2,848)
Other expense (income), net	12,587	(5,269)	11,081	2,237
Income before income taxes	112,690	64,828	111,070	71,616
Income tax expense (benefit)	(3,137)	14,410	(482)	26,370
Net income	115,827	50,418	111,552	45,246
Net income attributable to noncontrolling interests	10,664	6,644	15,903	6,581
Net income attributable to common stockholders of Live Nation Entertainment, Inc.	$105,163	$43,774	$95,649	$38,665

Basic net income per common share attributable to common stockholders of Live Nation Entertainment, Inc.	$0.52	$0.22	$0.46	$0.20
Diluted net income per common share attributable to common stockholders of Live Nation Entertainment, Inc.	$0.49	$0.22	$0.45	$0.19

Weighted average common shares outstanding:
Basic	199,261,810	196,396,704	198,612,221	192,792,286
Diluted	221,581,583	202,109,783	206,233,574	197,266,289

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net income	$115,827	$50,418	$111,552	$45,246
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on cash flow hedges	6	(22)	(2)	3
Realized loss on cash flow hedges	15	19	48	476
Change in funded status of defined benefit pension plan	—	—	30	—
Foreign currency translation adjustments	(54,426)	40,701	(35,283)	(817)
Comprehensive income	61,422	91,116	76,345	44,908
Comprehensive income attributable to noncontrolling interests	10,664	6,644	15,903	6,581
Comprehensive income attributable to common stockholders of Live Nation Entertainment, Inc.	$50,758	$84,472	$60,442	$38,327

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$111,552	$45,246
Reconciling items:
Depreciation	93,140	90,443
Amortization	163,592	167,139
Deferred income tax benefit	(21,463)	(8,230)
Amortization of debt issuance costs and discount/premium, net	13,375	15,409
Loss on extinguishment of debt	233	36,269
Non-cash compensation expense	31,531	23,224
Gain on disposal of operating assets	(4,977)	(42,856)
Equity in earnings of nonconsolidated affiliates	(5,921)	(2,848)
Other, net	(2,679)	221
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(193,705)	(106,561)
Increase in prepaid expenses	(125,525)	(50,432)
Increase in other assets	(105,228)	(94,421)
Increase in accounts payable, accrued expenses and other liabilities	108,716	237,718
Decrease in deferred revenue	(76,473)	(45,783)
Net cash provided by (used in) operating activities	(13,832)	264,538
CASH FLOWS FROM INVESTING ACTIVITIES
Distributions from nonconsolidated affiliates	7,303	13,104
Investments made in nonconsolidated affiliates	(11,324)	(7,505)
Purchases of property, plant and equipment	(98,248)	(103,577)
Proceeds from disposal of operating assets, net of cash divested	2,058	83,086
Cash paid for acquisitions, net of cash acquired	(48,527)	(26,418)
Purchases of intangible assets	(2,675)	(17)
Other, net	(8,279)	(1,163)
Net cash used in investing activities	(159,692)	(42,490)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	515,258	870,324
Payments on long-term debt, including redemption costs	(245,014)	(854,277)
Contributions from noncontrolling interests	81	267
Distributions to noncontrolling interests	(23,964)	(12,382)
Purchases and sales of noncontrolling interests, net	(3,528)	(75)
Proceeds from exercise of stock options	14,142	80,593
Payments for deferred and contingent consideration	(5,722)	(750)
Net cash provided by financing activities	251,253	83,700
Effect of exchange rate changes on cash and cash equivalents	(18,613)	(4,225)
Net increase in cash and cash equivalents	59,116	301,523
Cash and cash equivalents at beginning of period	1,299,184	1,001,055
Cash and cash equivalents at end of period	$1,358,300	$1,302,578

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
Seasonality
Due to the seasonal nature of shows at outdoor amphitheaters and festivals, which primarily occur from May through September, the Company experiences higher revenue for the Concerts and Sponsorship & Advertising segments during the second and third quarters. The Artist Nation segment’s revenue is impacted, to a large degree, by the touring schedules of artists it represents and generally the Company experiences higher revenue in this segment during the second and third quarters as the period from May through September tends to be a popular time for touring events. The Ticketing segment’s sales are impacted by fluctuations in the availability of events for sale to the public, which vary depending upon scheduling by its clients. The Company’s seasonality also results in higher balances in cash and cash equivalents, accounts receivable, prepaid expenses, accrued expenses and deferred revenue at different times in the year. Therefore, the results to date are not necessarily indicative of the results expected for the full year.
Cash and Cash Equivalents
Included in the September 30, 2014 and December 31, 2013 cash and cash equivalents balance is $531.7 million and $538.4 million, respectively, of cash received that includes the face value of tickets sold on behalf of ticketing clients and the clients’ share of convenience and order processing charges.
Acquisitions
During the first nine months of 2014, the Company completed its acquisition of three California-based artist management businesses and several other smaller acquisitions. These acquisitions were accounted for as business combinations under the acquisition method of accounting and were not significant either on an individual basis or in the aggregate.
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
In June 2014, the FASB issued guidance that requires a performance target in a share-based payment that affects vesting, and that could be achieved after the requisite service period, be accounted for as a performance condition. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within that year, and early adoption is permitted. The guidance should be applied on a prospective basis to awards that are granted or modified on or after the effective date. The guidance may be applied on a modified retrospective basis for performance targets outstanding on or after the beginning of the first annual period presented as of the date of adoption. The Company does not currently expect to grant these type of awards, but will adopt this guidance on January 1, 2016 and will apply it prospectively to any awards granted on or after January 1, 2016 that include these terms.
NOTE 2—LONG-LIVED ASSETS
Property, Plant and Equipment
In the fourth quarter of 2012, an amphitheater in New York that is operated by the Company sustained substantial damage during Hurricane Sandy. During the three and nine months ended September 30, 2013, the Company received partial insurance recoveries and recorded gains of $2.0 million and $14.6 million, respectively, as a component of gain on disposal of operating assets in the Concerts segment representing the proceeds received in excess of the carrying value of the assets. The Company received the final insurance recovery in the second quarter of 2014 and recorded a gain of $3.2 million during the nine months ended September 30, 2014, as a component of gain on disposal of operating assets in the Concerts segment.
Definite-lived Intangible Assets
The Company has definite-lived intangible assets which are amortized over the shorter of either the lives of the respective agreements or the period of time the assets are expected to contribute to the Company’s future cash flows. The amortization is recognized on either a straight-line or expected cash flows basis.

The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the nine months ended September 30, 2014:

	Revenue- generating contracts	Client / vendor relationships	Non-compete agreements	Venue management and leaseholds	Technology	Trademarks and naming rights	Other	Total
	(in thousands)
Balance as of December 31, 2013:
Gross carrying amount	$585,094	$277,937	$137,199	$85,642	$100,664	$28,524	$2,375	$1,217,435
Accumulated amortization	(231,053)	(81,809)	(101,128)	(43,687)	(73,110)	(9,092)	(992)	(540,871)
Net	354,041	196,128	36,071	41,955	27,554	19,432	1,383	676,564
Gross carrying amount:
Acquisitions— current year	3,194	45,271	—	—	4,000	—	1,100	53,565
Acquisitions— prior year	(1,851)	5,456	1,500	—	—	—	—	5,105
Dispositions	(1,600)	—	—	—	—	—	—	(1,600)
Foreign exchange	(9,241)	(3,237)	—	(833)	(1,220)	(645)	(3)	(15,179)
Other (1)	(2,682)	(800)	(14,800)	—	—	—	570	(17,712)
Net change	(12,180)	46,690	(13,300)	(833)	2,780	(645)	1,667	24,179
Accumulated amortization:
Amortization	(40,063)	(32,718)	(10,263)	(5,128)	(16,573)	(2,508)	(315)	(107,568)
Dispositions	605	—	—	—	—	—	—	605
Foreign exchange	4,192	590	—	453	1,152	471	1	6,859
Other (1)	2,682	800	15,550	—	—	—	—	19,032
Net change	(32,584)	(31,328)	5,287	(4,675)	(15,421)	(2,037)	(314)	(81,072)
Balance as of September 30, 2014:
Gross carrying amount	572,914	324,627	123,899	84,809	103,444	27,879	4,042	1,241,614
Accumulated amortization	(263,637)	(113,137)	(95,841)	(48,362)	(88,531)	(11,129)	(1,306)	(621,943)
Net	$309,277	$211,490	$28,058	$36,447	$14,913	$16,750	$2,736	$619,671
_________

(1)	Other includes net downs of fully amortized or impaired assets and $0.6 million of reclassifications of certain assets from indefinite-lived intangible assets.
Included in the current year acquisitions amount above of $53.6 million are client/vendor relationships primarily associated with the acquisitions of three California-based artist management businesses during the first nine months of 2014.

The 2014 additions to definite-lived intangible assets from acquisitions have weighted-average lives as follows:

Weighted- Average Life (years)

Revenue-generating contracts	5
Client/vendor relationships	8
Technology	3
Other	10
All categories	7
Amortization of definite-lived intangible assets for the three months ended September 30, 2014 and 2013 was $39.7 million and $42.9 million, respectively, and for the nine months ended September 30, 2014 and 2013 was $107.6 million and $124.5 million, respectively. For the three and nine months ended September 30, 2013, the Company recorded $3.8 million and $9.0 million, respectively, for acceleration of amortization primarily related to changes in estimates of certain venue management and leasehold intangible assets in the Concerts segment due to the reduction in the lease term of a theater.
Amortization related to nonrecoupable ticketing contract advances for the three months ended September 30, 2014 and 2013 was $21.1 million and $18.8 million, respectively, and for the nine months ended September 30, 2014 and 2013 was $50.1 million and $42.7 million, respectively.
As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization may vary. Therefore, the expense to date is not necessarily indicative of the expense expected for the full year.
Indefinite-lived Intangibles
The Company has indefinite-lived intangible assets which consist primarily of trade names. During 2014, the Company made a decision to rebrand certain of its markets that were not using the Ticketmaster trade name. In connection with the rebranding, it was determined that an indefinite-lived intangible asset for a certain market was fully impaired since the transition to the Ticketmaster trade name was substantially completed for that market during the third quarter. The fair value of the asset was calculated using a relief-from royalty method. For the nine months ended September 30, 2014, the Company recorded an impairment charge of $6.0 million as a component of depreciation and amortization in the Ticketing segment. See Note 4—Fair Value Measurements for further discussion of the inputs used to determine the fair value. There were no impairment charges recorded for the nine months ended September 30, 2013.

Goodwill
The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the nine months ended September 30, 2014:

	Concerts	Ticketing	Artist Nation	Sponsorship & Advertising	Total
	(in thousands)
Balance as of December 31, 2013:
Goodwill (1)	$505,472	$642,249	$278,923	$310,241	$1,736,885
Accumulated impairment losses (1)	(269,902)	—	—	—	(269,902)
Net	235,570	642,249	278,923	310,241	1,466,983

Acquisitions—current year	1,129	7,895	37,655	—	46,679
Acquisitions—prior year	2,549	—	(927)	(624)	998
Dispositions	—	(4,434)	—	—	(4,434)
Foreign exchange	(10,400)	(5,813)	(91)	(9,245)	(25,549)

Balance as of September 30, 2014:
Goodwill	498,750	639,897	315,560	300,372	1,754,579
Accumulated impairment losses	(269,902)	—	—	—	(269,902)
Net	$228,848	$639,897	$315,560	$300,372	$1,484,677
_________

(1)	The previously reported total balance has been reduced by $13.0 million due to the net down of fully impaired goodwill related to the Company’s non-core events business which was sold in 2008.

Included in the current year acquisitions amount above of $46.7 million is goodwill primarily associated with the acquisition of two California-based artist management businesses.
The Company is in the process of finalizing its acquisition accounting for recent acquisitions which could result in a change to the associated purchase price allocations, including goodwill.

Investments in Nonconsolidated Affiliates
The Company has investments in various affiliates which are not consolidated and are accounted for under the equity method of accounting. The Company records its investments in these entities on the balance sheets as investments in nonconsolidated affiliates reported as part of other long-term assets. The Company’s interests in these operations are recorded in the statements of operations as equity in earnings of nonconsolidated affiliates. The Company’s investment in Venta de Boletos por Computadora S.A. de C.V., a 33% owned ticketing distribution services company in Mexico, was considered significant on an individual basis at December 31, 2013.
Summarized unaudited income statement information for the Company’s nonconsolidated affiliate noted above is as follows (at 100%):

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Revenue	$30,924	$38,155
Operating income	$12,892	$19,449
Net income	$10,133	$15,108
Net income attributable to the common stockholders of the equity investee	$10,081	$15,050

Long-lived Asset Disposals
In May 2013, the Company completed the sale of a theatrical theater in New York. During the third quarter of 2013, a contingent liability related to the sale was resolved resulting in an additional $7.0 million gain on disposal of operating assets.
The table below summarizes the asset and liability values at the time of sale for the nine months ended September 30, 2013 for significant disposals and the resulting gain recorded. There were no significant disposals of long-lived assets in the nine months ended September 30, 2014.

Divested Asset	Segment	Gain on Disposal of Operating Assets	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
	(in thousands)
2013 Divestiture
New York theatrical theater	Concerts	$(28,880)	$—	$35,785	$—	$3,636
NOTE 3—LONG-TERM DEBT
In May 2014, the Company issued $250 million of 5.375% senior notes due 2022 and $275 million of 2.5% convertible senior notes due 2019 and paid related fees and expenses of $9.9 million. In July 2014, the holders of $29.3 million of aggregate outstanding principal of the 2.875% convertible senior notes exercised their right to redeem their notes for cash and in late September 2014, pursuant to the Company’s option under the indenture governing the notes, the Company redeemed the remainder of these notes using the net proceeds noted above. In addition to redeeming the $220 million principal amount of these notes, the Company paid total accrued interest of $1.1 million and related fees and expenses of $0.2 million for the redemption, leaving $293.8 million in additional cash available for general corporate purposes. The loss on extinguishment of debt related to the redemption of the 2.875% convertible senior notes was not significant.

Long-term debt, which includes capital leases, at September 30, 2014 and December 31, 2013, consists of the following:

	September 30, 2014	December 31, 2013
	(in thousands)
Senior Secured Credit Facility:
Term loan A, net of unamortized discount of $1.6 million and $2.0 million
at September 30, 2014 and December 31, 2013, respectively	$106,254	$111,578
Term loan B, net of unamortized discount of $12.7 million and
$14.4 million at September 30, 2014 and December 31, 2013, respectively	927,775	933,226
Revolving credit facility	—	—
7% Senior Notes due 2020, plus unamortized premium of $7.6 million
and $8.6 million at September 30, 2014 and December 31, 2013, respectively	432,607	433,571
5.375% Senior Notes due 2022	250,000	—
2.875% Convertible Senior Notes due 2027, net of unamortized discount of
$7.6 million at December 31, 2013	—	212,415
2.5% Convertible Senior Notes due 2019, net of unamortized discount of
$20.5 million at September 30, 2014	254,490	—
Other long-term debt	104,030	118,097
	2,075,156	1,808,887
Less: current portion	47,947	278,403

Total long-term debt, net	$2,027,209	$1,530,484

Future maturities of long-term debt at September 30, 2014 are as follow:

(in thousands)
2014	$11,330
2015	46,312
2016	50,187
2017	48,886
2018	330,567
Thereafter	1,615,060
Total	2,102,342
Debt discount	(34,793)
Debt premium	7,607
Total, including premium and discount	$2,075,156
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

2.5% Convertible Senior Notes
In May 2014, the Company issued $275 million of convertible senior notes due 2019. The notes pay interest semiannually in arrears on May 15 and November 15 at a rate of 2.5% per annum, beginning on November 15, 2014. The notes will mature on May 15, 2019, and may not be redeemed by the Company prior to the maturity date. The notes will be convertible, under certain circumstances, until November 15, 2018, and on or after such date without condition, at an initial conversion rate of 28.8363 shares of the Company’s common stock per $1,000 principal amount of notes, subject to adjustment, which represents a 52.5% conversion premium based on the last reported sale price for the Company’s common stock of $22.74 on May 19, 2014. Upon conversion, the notes may be settled in shares of common stock or, at the Company’s election, cash or a combination of cash and shares of common stock. Assuming the Company fully settles the notes in shares, the maximum number of shares that could be issued to satisfy the conversion is currently 7.9 million.
If the Company experiences a fundamental change, as defined in the indenture governing the notes, the holders of the 2.5% convertible senior notes may require the Company to purchase for cash all or a portion of their notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any.
The carrying amount of the equity component of the notes is $22.0 million and the principal amount of the liability component (face value of the notes) is $275 million. As of September 30, 2014, the remaining amortization period for the debt discount was approximately 4.3 years and the value of the notes, if converted and fully settled in shares, did not exceed the principal amount of the notes. As of September 30, 2014, the effective interest rate on the liability component of the notes was 5.0%. The following table summarizes the amount of pre-tax interest cost recognized on the notes:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	(in thousands)
Interest cost recognized relating to:
Contractual interest coupon	$1,719	$2,444
Amortization of debt discount	1,089	1,465
Amortization of debt issuance costs	334	453
Total interest cost recognized on the notes	$3,142	$4,362
NOTE 4—FAIR VALUE MEASUREMENTS
The following table shows the fair value of the Company’s financial assets that have been adjusted to fair value on a non-recurring basis which had a significant impact on the Company’s results of operations for the nine months ended September 30, 2014:

	Fair Value Measurement
	at	Fair Value Measurements Using			Total
Description	September 30	Level 1	Level 2	Level 3	Losses
	(in thousands)
2014 Impairments
Indefinite-lived intangible assets, net	$—	$—	$—	$—	$5,963
2014 Total					$5,963
For the nine months ended September 30, 2014, the Company recorded an impairment charge related to indefinite-lived intangible assets of $6.0 million as a component of depreciation and amortization. The Company made a decision to rebrand certain of its markets that were not using the Ticketmaster trade name. In connection with the rebranding, it was determined that an indefinite-lived intangible asset for a certain market was fully impaired since the transition to the Ticketmaster trade name was substantially completed for that market during the third quarter. The fair value of this asset was calculated using a relief-from royalty method. The relief-from royalty method applied a royalty rate to the projected earnings attributable to the indefinite-lived intangible asset. The projected earnings for this non-recurring fair value measurement are considered Level 3 inputs as defined in the FASB guidance.
The Company’s outstanding debt held by third-party financial institutions is carried at cost, adjusted for any premium or discount. The Company’s debt is not publicly traded and the carrying amounts typically approximate fair value for the Company’s debt that accrues interest at a variable rate. The estimated fair values of the 7% senior notes, the 5.375% senior notes and the 2.5% convertible senior notes were $452.9 million, $249.4 million and $283.9 million, respectively, at September 30, 2014. The estimated fair values of the 7% senior notes and the 2.875% convertible senior notes were $461.9 million and $223.0 million, respectively, at December 31, 2013. The estimated fair value of the Company’s third-party fixed-rate debt is based on quoted market prices in active markets for the same or similar debt, which are considered to be Level 2 inputs as defined in the FASB guidance. The Company had fixed-rate debt held by noncontrolling interest partners with a face value of $31.3 million and $34.6 million at September 30, 2014 and December 31, 2013, respectively. The Company is unable to determine the fair value of this debt.
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
In December 2010, the parties entered into a binding agreement providing for the settlement of the litigation and the resolution of all claims therein. In September 2011, the Court declined to approve the settlement in its then-current form. Litigation continued, and in September 2011, the Court granted in part and denied in part Ticketmaster’s Motion for Summary Judgment. The parties reached a new settlement in September 2011, which was preliminarily approved, but in September 2012 the Court declined to grant final approval. In June 2013, the parties reached a revised settlement, which was preliminarily approved by the Court in April 2014. Ticketmaster and its parent, Live Nation, have not acknowledged any violations of law or liability in connection with the matter.
As of September 30, 2014, the Company had accrued $35.1 million, its best estimate of the probable costs associated with the settlement referred to above. This liability includes an estimated redemption rate. Any difference between the Company’s estimated redemption rate and the actual redemption rate it experiences will impact the final settlement amount; however, the Company does not expect this difference to be material.

Other Litigation
From time to time, the Company is involved in other legal proceedings arising in the ordinary course of its business, including proceedings and claims based upon violations of antitrust laws, intellectual property rights and tortious interference, which could cause the Company to incur significant expenses. The Company has also been the subject of personal injury and wrongful death claims relating to accidents at its venues in connection with its operations. As required, the Company has accrued its estimate of the probable settlement or other losses for the resolution of any outstanding claims. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, including, in some cases, estimated redemption rates for the settlement offered, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company’s assumptions or the effectiveness of its strategies related to these proceedings.
NOTE 6—CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS
Transactions Involving Directors
Relationship with Microsoft
The Company has a non-employee director who became an executive officer of Microsoft Corporation as of September 2, 2014. The director receives directors’ fees, stock options and restricted stock awards on the same basis as other non-employee members of the Company’s board of directors. From time to time, the Company purchases software licenses, advertising and other products from and provides sponsorship and advertising opportunities to Microsoft and its subsidiaries in the ordinary course of business on an arm’s-length basis. The Company did not have any material transactions with Microsoft during September 2014.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Other related-parties revenue	$558	$2,166	$3,709	$4,684
Other related-parties expenses	$3,724	$7,913	$12,704	$15,359
NOTE 7—INCOME TAXES
The Company calculates interim effective tax rates in accordance with the FASB guidance for income taxes and applies the estimated annual effective tax rate to year-to-date pretax income (or loss) at the end of each interim period to compute a year-to-date tax expense (or benefit). This guidance requires departure from effective tax rate computations when losses incurred within tax jurisdictions cannot be carried back and future profits associated with operations in those tax jurisdictions cannot be assured beyond any reasonable doubt. Accordingly, the Company has calculated and applied an expected annual effective tax rate of approximately 19% for 2014 (as compared to 20% in the prior year), excluding significant, unusual or extraordinary items, for ordinary income associated with operations for which the Company currently expects to have annual taxable income, which are principally outside of the United States. The Company has not recorded tax benefits associated with losses from operations for which future taxable income cannot be reasonably assured. As required by this guidance, the Company also includes the tax effects of significant, unusual or extraordinary items in income tax expense (benefit) in the interim period in which they occur.
Income tax benefit was $0.5 million for the nine months ended September 30, 2014. The components that contributed to this income tax benefit primarily consisted of $14.5 million attributable to the release of valuation allowances related to deferred tax liabilities associated with acquisitions during 2014. This benefit is partially offset by income tax expense of $9.6 million based on the expected annual rate pertaining to ordinary income and $4.5 million of state and local tax expense.

Historically, the Company has reinvested all foreign earnings in its continuing foreign operations. The Company currently believes that the majority of its undistributed foreign earnings that are not currently subject to United States federal income tax will be indefinitely reinvested in its foreign operations.
The tax years 2005 through 2013 remain open to examination by the major tax jurisdictions to which the Company is subject.
NOTE 8—EQUITY
The following table shows the reconciliation of the carrying amount of stockholders’ equity attributable to Live Nation Entertainment, Inc., equity attributable to noncontrolling interests, total equity and also redeemable noncontrolling interests for the nine months ended September 30, 2014:

	Live Nation Entertainment, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands)			(in thousands)
Balance at December 31, 2013	$1,409,228	$180,578	$1,589,806	$61,041
Non-cash and stock-based compensation	31,531	—	31,531	—
Common stock issued under stock plans, net of shares withheld for employee taxes	(14,891)	—	(14,891)	—
Exercise of stock options	14,142	—	14,142	—
Fair value of convertible debt conversion feature, net of issuance costs	21,444	—	21,444	—
Acquisitions	—	3,343	3,343	—
Purchases of noncontrolling interests	(1,721)	6	(1,715)	(4,291)
Sales of noncontrolling interests	(11,748)	(158)	(11,906)	19,249
Redeemable noncontrolling interests fair value adjustments	(3,702)	—	(3,702)	3,702
Noncontrolling interests contributions	—	106	106	—
Cash distributions	—	(21,971)	(21,971)	(1,993)
Other	—	(4,559)	(4,559)	—
Comprehensive income (loss):
Net income (loss)	95,649	19,175	114,824	(3,272)
Unrealized loss on cash flow hedges	(2)	—	(2)	—
Realized loss on cash flow hedges	48	—	48	—
Change in funded status of defined benefit pension plan	30	—	30	—
Foreign currency translation adjustments	(35,283)	—	(35,283)	—
Balance at September 30, 2014	$1,504,725	$176,520	$1,681,245	$74,436
Common Stock
During the first nine months of 2014, the Company issued 2.0 million shares of common stock in connection with stock option exercises and vestings of restricted stock awards, net of shares withheld for taxes.
Redeemable Noncontrolling Interests
The Company is subject to put arrangements arising from business combinations where the holders of the noncontrolling interests can require the Company to repurchase their shares at specified dates in the future or within specified periods in the future. Certain of these puts can be exercised earlier upon the occurrence of triggering events as specified in the agreements. The exercise dates for these puts range from January 2015 to December 2019. The redemption amounts for these puts are either at fair value at the time of exercise or a variable amount based on a formula linked to earnings. In accordance with the FASB guidance for business combinations, the redeemable noncontrolling interests are recorded at their fair value at acquisition date. As these put arrangements are not currently redeemable, the Company accretes up to the estimated redemption value over the period from the date of issuance to the earliest redemption date of the individual puts, with the offset recorded to additional paid-in capital. Decreases in accretion are only recognized to the extent that increases had been previously recognized. The estimated redemption values that are based on a formula linked to future earnings are computed using projected cash flows each reporting period which take into account the current expectations regarding profitability and the timing of revenue-generating events.
Accumulated Other Comprehensive Income (Loss)
The following table presents changes in the components of AOCI, net of taxes, for the nine months ended September 30, 2014:

	Gains and Losses On Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
	(in thousands)
Balance at December 31, 2013	$(79)	$(611)	$(1,680)	$(2,370)
Other comprehensive income (loss) before reclassifications	(2)	30	(35,283)	(35,255)
Amount reclassified from AOCI	48	—	—	48
Net other comprehensive income (loss)	46	30	(35,283)	(35,207)
Balance at September 30, 2014	$(33)	$(581)	$(36,963)	$(37,577)
The realized loss on cash flow hedges reclassified from AOCI consists of one interest rate swap agreement.
Earnings Per Share
The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands except share and per share data)
Net income attributable to common stockholders of Live Nation Entertainment, Inc.	$105,163	$43,774	$95,649	$38,665
Accretion of redeemable noncontrolling interests	(1,198)	(265)	(3,702)	(424)
Net income available to common stockholders of Live Nation Entertainment, Inc.—basic	$103,965	$43,509	$91,947	$38,241
Convertible debt interest, net of tax	4,813	—	—	—
Net income available to common stockholders of Live Nation Entertainment, Inc.—diluted	108,778	43,509	91,947	38,241

Weighted average common shares—basic	199,261,810	196,396,704	198,612,221	192,792,286
Effect of dilutive securities:
Stock options, restricted stock and warrants	7,340,484	5,713,079	7,621,353	4,474,003
Convertible senior notes	14,979,289	—	—	—
Weighted average common shares—diluted	221,581,583	202,109,783	206,233,574	197,266,289

Basic net income available to common stockholders of Live Nation Entertainment, Inc.	$0.52	$0.22	$0.46	$0.20
Diluted net income available to common stockholders of Live Nation Entertainment, Inc.	$0.49	$0.22	$0.45	$0.19

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Options to purchase shares of common stock	5,116	3,703	5,243	6,386
Restricted stock awards—unvested	313	765	344	786
Conversion shares related to the convertible senior notes	—	8,105	7,930	8,105
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	5,429	12,573	13,517	15,277
NOTE 9—STOCK-BASED COMPENSATION
The following is a summary of stock-based compensation expense recorded by the Company during the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Selling, general and administrative expenses	$4,818	$4,915	$17,993	$11,166
Corporate expenses	4,145	4,190	13,538	12,058
Total	$8,963	$9,105	$31,531	$23,224
The increase in stock-based compensation expense for the nine months ended September 30, 2014 as compared to the same period of 2013 is due primarily to 2.3 million options and 0.7 million shares of restricted stock granted to management and directors during the first nine months of 2014, which will generally vest over one to four years. In addition, the Company granted other equity awards to employees during 2014, with a grant in the first quarter vesting over four years and a grant in the second quarter vesting at issuance. During the three and nine months ended September 30, 2014, the Company recorded stock-based compensation expense for these other awards of $1.7 million and $7.1 million, respectively, as a component of selling, general and administrative expenses.
As of September 30, 2014, there was $60.4 million of total unrecognized compensation cost related to stock-based compensation arrangements for stock options, restricted stock awards and other equity awards. This cost is expected to be recognized over a weighted-average period of 2.6 years.

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
For the nine months ended September 30, 2013, the previously reported capital expenditures amount in the Concerts segment has been increased by $21.9 million to include partial insurance recoveries received in connection with storm damage to an amphitheater in New York during Hurricane Sandy. The expenditures had previously been reported net of these recoveries.
The following table presents the results of operations for the Company’s reportable segments for the three and nine months ended September 30, 2014 and 2013:

	Concerts	Ticketing	Artist Nation	Sponsorship & Advertising	Other	Corporate	Eliminations	Consolidated
				(in thousands)
Three Months Ended September 30, 2014
Revenue	$1,925,462	$386,131	$130,935	$114,614	$792	$—	$(55,926)	$2,502,008
Direct operating expenses	1,658,028	187,548	75,642	13,534	(2,473)	—	(55,760)	1,876,519
Selling, general and administrative expenses	186,415	113,483	35,400	13,098	1,280	—	—	349,676
Depreciation and amortization	30,155	55,521	10,498	1,264	11	642	(166)	97,925
Loss (gain) on disposal of operating assets	(112)	(1,584)	—	—	—	—	—	(1,696)
Corporate expenses	—	—	—	—	—	26,647	—	26,647
Acquisition transaction expenses	1,109	695	247	—	—	282	—	2,333
Operating income (loss)	$49,867	$30,468	$9,148	$86,718	$1,974	$(27,571)	$—	$150,604
Intersegment revenue	$48,737	$690	$6,499	$—	$—	$—	$(55,926)	$—
Three Months Ended September 30, 2013
Revenue	$1,726,986	$356,809	$111,060	$110,217	$793	$—	$(43,629)	$2,262,236
Direct operating expenses	1,487,856	166,509	69,231	15,112	3,109	—	(43,086)	1,698,731

	Concerts	Ticketing	Artist Nation	Sponsorship & Advertising	Other	Corporate	Eliminations	Consolidated
				(in thousands)
Selling, general and administrative expenses	170,005	112,940	29,348	11,979	733	—	—	325,005
Depreciation and amortization	32,821	49,150	10,736	(56)	11	610	(543)	92,729
Loss (gain) on disposal of operating assets	(9,035)	(27)	2	—	—	—	—	(9,060)
Corporate expenses	—	—	—	—	—	26,442	—	26,442
Acquisition transaction expenses	745	221	(57)	—	—	1,443	—	2,352
Operating income (loss)	$44,594	$28,016	$1,800	$83,182	$(3,060)	$(28,495)	$—	$126,037
Intersegment revenue	$36,535	$861	$6,233	$—	$—	$—	$(43,629)	$—
Nine Months Ended September 30, 2014
Revenue	$3,760,118	$1,111,592	$282,653	$230,905	$2,377	$—	$(92,536)	$5,295,109
Direct operating expenses	3,145,174	543,408	164,960	31,593	(1,792)	—	(90,977)	3,792,366
Selling, general and administrative expenses	503,221	339,385	95,222	37,263	2,915	—	—	978,006
Depreciation and amortization	84,864	142,472	25,934	3,207	31	1,783	(1,559)	256,732
Loss (gain) on disposal of operating assets	(3,347)	(1,701)	34	—	—	37	—	(4,977)
Corporate expenses	—	—	—	—	—	73,538	—	73,538
Acquisition transaction expenses	1,892	758	435	—	—	2,377	—	5,462
Operating income (loss)	$28,314	$87,270	$(3,932)	$158,842	$1,223	$(77,735)	$—	$193,982
Intersegment revenue	$81,771	$1,150	$9,615	$—	$—	$—	$(92,536)	$—
Capital expenditures	$24,647	$59,791	$1,503	$579	$6	$5,464	$—	$91,990

	Concerts	Ticketing	Artist Nation	Sponsorship & Advertising	Other	Corporate	Eliminations	Consolidated
				(in thousands)
Nine Months Ended September 30, 2013
Revenue	$3,433,527	$1,019,771	$261,070	$221,604	$2,377	$—	$(72,902)	$4,865,447
Direct operating expenses	2,870,584	481,592	169,563	35,287	(62)	—	(71,381)	3,485,583
Selling, general and administrative expenses	466,840	326,799	71,862	32,626	2,119	—	—	900,246
Depreciation and amortization	96,591	128,648	30,906	682	196	2,080	(1,521)	257,582
Loss (gain) on disposal of operating assets	(43,497)	(47)	681	—	7	—	—	(42,856)
Corporate expenses	—	—	—	—	—	68,909	—	68,909
Acquisition transaction expenses	1,292	245	88	—	—	3,704	—	5,329
Operating income (loss)	$41,717	$82,534	$(12,030)	$153,009	$117	$(74,693)	$—	$190,654
Intersegment revenue	$63,502	$1,842	$7,558	$—	$—	$—	$(72,902)	$—
Capital expenditures	$38,517	$62,145	$483	$653	$—	$182	$—	$101,980

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
Executive Overview
In the third quarter of 2014, our overall revenue increased 11% as compared to last year driven by an increase in the number of concert events and fans principally due to more stadium shows in North America along with growth in our Ticketing resale business. Our operating income for the quarter improved by 19% resulting from higher revenue in all four of our reporting segments. For the first nine months, our overall revenue is up 9% due to an increase in fans attending our concerts across all major venue types in North America and the significant impact of our TM+ product in our resale business. Operating income for the first nine months has risen by 2%, again resulting from stronger revenue in Concerts and Ticketing, partially offset by gains from disposal of operating assets recorded last year. We believe that by leveraging our leadership position in the entertainment industry to reach fans through the live concert experience, we will sell more tickets which will then grow our sponsorship and advertising revenue. As the leading global live event and ticketing company, we believe that we are well-positioned to provide the best service to artists, teams, fans and venues and therefore drive growth across all our businesses.
Our Concerts segment revenue for the quarter increased 11% as compared to last year largely due to an increase in the number of stadium shows as well as more fans attending our festivals. All of the revenue increase was driven by our North America business which had sell-out stadium tours as well as increased arena and festival attendance. Due to a lack of touring content in our international markets, we had less arena shows and fewer fans attending events internationally. Overall, attendance grew by 4% in the third quarter. Our overall Concerts operating results improved by 12% for the quarter due largely to our successful stadium tours, partially offset by an adjustment in the third quarter of 2013 from the sale of a theatrical theater in New York that occurred in the second quarter last year and higher insurance recoveries in 2013 for storm damage sustained to an amphitheater, also in New York. We will continue to look for expansion opportunities, both domestically and internationally, as well as ways to market our events more effectively in order to continue to expand our fan base and geographic reach and to sell more tickets.
Our Ticketing segment revenue for the quarter increased 8% as compared to last year largely due to growth of our primary and resale businesses in North America. Overall, the total number of tickets sold during the quarter decreased 3% due to a lack of touring activity in Europe. In our resale business, gross transaction value of resale tickets sold increased by 63% in the third quarter of 2014 due in large part to the success of our new TM+ product which drove significant growth in concert and professional sports ticket sales. Ticketing operating results for the quarter were up 9% compared to last year due to the revenue growth in the period. For the first nine months, our resale gross transaction value increased by over 40%, driven by concert and sports ticket sales on TM+ as well as increased resale activity in our international markets. Through the third quarter of 2014,

19% of our total tickets were sold via mobile and tablet devices as we continue to implement new features that are driving further expansion of mobile ticket transactions. We continue to invest in a variety of initiatives aimed at improving the ticket buying process and the overall fan and venue client experience.
Our Artist Nation segment revenue increased 18% for the quarter as compared to last year primarily due to increased artist management commissions. Operating results for the Artist Nation segment improved significantly in the quarter, partially due to the timing of artist activity, but also due to more managers and artists in the Company along with continued alignment between artist managers and the rest of the Live Nation organization to deliver more services to these artists. Our Artist Nation segment is focused on serving its existing artists as well as developing new relationships with top artists and extending the various services it provides.
Our Sponsorship & Advertising segment revenue increased by 4% for the quarter as compared to last year driven by growth in online sales and expansion of existing sponsorships. Overall, operating income is up 4% due to increased revenue as well as improved margins on our sponsorships in the quarter compared to third quarter last year when we had several clients with larger activation programs. Our extensive on-site and online reach, global venue distribution network, artist relationships and ticketing operations are the key to securing long-term sponsorship agreements with major brands and we plan to expand these assets while extending further into new markets internationally.
We continue to be optimistic about the long-term potential of our Company and are focused on the key elements of our business model - expand our concert platform, drive conversion of ticket sales through social and mobile channels, grow our sponsorship and online revenue, sell more tickets for our Ticketmaster clients, deliver fans more events offering an integrated inventory of primary and secondary tickets together, drive cost efficiencies and continue to align our artist management group with our other core businesses.
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
Segment Overview
Our reportable segments are Concerts, Ticketing, Artist Nation and Sponsorship & Advertising.
Concerts
Our Concerts segment principally involves the global promotion of live music events in our owned or operated venues and in rented third-party venues, the operation and management of music venues and the production of music festivals across the world. While our Concerts segment operates year-round, we generally experience higher revenue during the second and third quarters due to the seasonal nature of shows at our outdoor amphitheaters and festivals, which primarily occur from May through September. Revenue and related costs for events are generally deferred and recognized when the event occurs. All advertising costs for shows are expensed at the end of the year for any future events.
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
Sponsorship & Advertising
Our Sponsorship & Advertising segment employs a sales force that creates and maintains relationships with sponsors, through a combination of strategic, international, national and local opportunities that allow businesses to reach customers through our concert, venue, artist relationship and ticketing assets, including advertising on our websites. We work with our corporate clients to help create marketing programs that drive their business goals and connect their brands directly with fans and artists. We also develop, book and produce custom events or programs for our clients’ specific brands which are typically experienced exclusively by the clients’ consumers. These custom events can involve live music events with talent and media, using both online and traditional outlets. We typically experience higher revenue in the second and third quarters as a large portion of sponsorships are typically associated with our outdoor venues and festivals which are primarily used in or occur from May through September.
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

Consolidated Results of Operations

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2014	2013		2014	2013
	(in thousands)			(in thousands)
Revenue	$2,502,008	$2,262,236	11%	$5,295,109	$4,865,447	9%
Operating expenses:
Direct operating expenses	1,876,519	1,698,731	10%	3,792,366	3,485,583	9%
Selling, general and administrative expenses	349,676	325,005	8%	978,006	900,246	9%
Depreciation and amortization	97,925	92,729	6%	256,732	257,582	—
Gain on disposal of operating assets	(1,696)	(9,060)	*	(4,977)	(42,856)	*
Corporate expenses	26,647	26,442	1%	73,538	68,909	7%
Acquisition transaction expenses	2,333	2,352	*	5,462	5,329	*
Operating income	150,604	126,037	19%	193,982	190,654	2%
Operating margin	6.0%	5.6%		3.7%	3.9%
Interest expense	28,113	29,393		80,195	87,585
Loss on extinguishment of debt	233	36,269		233	36,269
Interest income	(864)	(1,547)		(2,676)	(4,205)
Equity in losses (earnings) of nonconsolidated affiliates	(2,155)	2,363		(5,921)	(2,848)
Other expense (income), net	12,587	(5,269)		11,081	2,237
Income before income taxes	112,690	64,828		111,070	71,616
Income tax expense (benefit)	(3,137)	14,410		(482)	26,370
Net income	115,827	50,418		111,552	45,246
Net income attributable to noncontrolling interests	10,664	6,644		15,903	6,581
Net income attributable to common stockholders of Live Nation Entertainment, Inc.	$105,163	$43,774		$95,649	$38,665
_________

*	Percentages are not meaningful.

Key Operating Metrics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Concerts (1)
Total estimated events:
North America	4,102	3,864	11,369	11,215
International	1,055	1,209	4,253	4,672
Total estimated events	5,157	5,073	15,622	15,887
Total estimated fans (rounded):
North America	17,061,000	14,835,000	32,035,000	29,174,000
International	4,990,000	6,348,000	13,508,000	15,419,000
Total estimated fans	22,051,000	21,183,000	45,543,000	44,593,000
Ticketing
Number of tickets sold (in thousands) (2)	36,603	37,594	110,166	109,610
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

(2)
The number of tickets sold includes primary tickets only. This metric includes tickets sold during the period regardless of event timing except for our promoted events in our owned or operated venues and in certain European territories where these tickets are reported as the events occur. The total number of tickets sold reported above for the three months ended September 30, 2014 and 2013 excludes approximately 71 million and 75 million, respectively, and for the nine months ended September 30, 2014 and 2013 excludes approximately 206 million and 214 million, respectively, of tickets sold using our Ticketmaster systems, through season seat packages and our venue clients’ box offices, for which we do not receive a fee.

Revenue
Our revenue increased $239.8 million, or 11%, during the three months ended September 30, 2014 as compared to the same period of the prior year. The overall increase in revenue was primarily due to increases in our Concerts, Ticketing and Artist Nation segments of $198.5 million, $29.3 million and $19.9 million, respectively. Excluding the increase of approximately $20.9 million related to the impact of changes in foreign exchange rates, revenue increased $218.9 million, or 10%. The impact of foreign exchange rates was significant only to the Concerts segment.
Our revenue increased $429.7 million, or 9%, during the nine months ended September 30, 2014 as compared to the same period of the prior year. The overall increase in revenue was primarily due to increases in our Concerts, Ticketing and Artist Nation segments of $326.6 million, $91.8 million and $21.6 million, respectively. Excluding the increase of approximately $37.6 million related to the impact of changes in foreign exchange rates, revenue increased $392.1 million, or 8%. The impact of foreign exchange rates was significant only to the Concerts and Sponsorship & Advertising segments.
More detailed explanations of these changes are included in the applicable segment discussions below.
Direct operating expenses
Our direct operating expenses increased $177.8 million, or 10%, during the three months ended September 30, 2014 as compared to the same period of the prior year. The overall increase in direct operating expenses was primarily due to increases in our Concerts and Ticketing segments of $170.2 million and $21.0 million, respectively. Excluding the increase of approximately $18.1 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $159.7 million, or 9%. The impact of foreign exchange rates was significant only to the Concerts segment.
Our direct operating expenses increased $306.8 million, or 9%, during the nine months ended September 30, 2014 as compared to the same period of the prior year. The overall increase in direct operating expenses was primarily due to increases in our Concerts and Ticketing segments of $274.6 million and $61.8 million, respectively. Excluding the increase of approximately $30.7 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $276.1 million, or 8%. The impact of foreign exchange rates was significant only to the Concerts segment.
Direct operating expenses include artist fees, event production costs, ticketing client royalties and show-related marketing and advertising expenses, along with other costs.
More detailed explanations of these changes are included in the applicable segment discussions below.
Selling, general and administrative expenses
Our selling, general and administrative expenses increased $24.7 million, or 8%, during the three months ended September 30, 2014 as compared to the same period of the prior year. The overall increase in selling, general and administrative expenses was primarily due to increases in our Concerts and Artist Nation segments of $16.4 million and $6.1 million, respectively. Excluding the increase of approximately $2.4 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $22.3 million, or 7%. The impact of foreign exchange rates was not significant to the segments individually.
Our selling, general and administrative expenses increased $77.8 million, or 9%, during the nine months ended September 30, 2014 as compared to the same period of the prior year. The overall increase in selling, general and administrative expenses was primarily due to increases in our Concerts, Ticketing and Artist Nation segments of $36.4 million, $12.6 million and $23.4 million, respectively. Excluding the increase of approximately $8.7 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $69.1 million, or 8%. The impact of foreign exchange rates was significant only to the Concerts segment.
More detailed explanations of these changes are included in the applicable segment discussions below.
Depreciation and amortization
Our depreciation and amortization increased $5.2 million, or 6%, during the three months ended September 30, 2014 as compared to the same period of the prior year. The overall increase in depreciation and amortization was primarily due to an increase in our Ticketing segment of $6.4 million partially offset by a decrease in our Concerts segments of $2.7 million. Excluding the increase of approximately $0.6 million related to the impact of changes in foreign exchange rates, depreciation and amortization increased $4.6 million, or 5%. The impact of foreign exchange rates was not significant to the segments individually.
Our depreciation and amortization decreased $0.9 million during the nine months ended September 30, 2014 as compared to the same period of the prior year. The overall decrease in depreciation and amortization was primarily due to decreases in our Concerts and Artist Nation segments of $11.7 million and $5.0 million, respectively, partially offset by an increase in our

Ticketing segment of $13.8 million. Excluding the increase of approximately $1.6 million related to the impact of changes in foreign exchange rates, depreciation and amortization decreased $2.5 million, or 1%. The impact of foreign exchange rates was not significant to the segments individually.
More detailed explanations of these changes are included in the applicable segment discussions below.
Gain on disposal of operating assets
Gain on disposal of operating assets for the three months ended September 30, 2014 was $1.7 million consisting primarily of a $1.6 million gain recognized in our Ticketing segment from the July 2014 sale of an ecommerce business. Gain on disposal of operating assets for the three months ended September 30, 2013 was $9.1 million consisting primarily of the resolution during that quarter of a $7.0 million contingent liability related to the May 2013 sale of a theatrical theater in New York in our Concerts segment. In addition, we recognized a gain of $2.0 million last year in connection with additional insurance recoveries for storm damage to an amphitheater in New York in our Concerts segment.
Gain on disposal of operating assets for the nine months ended September 30, 2014 was $5.0 million consisting primarily of a $3.2 million gain recognized during the second quarter of 2014 in our Concerts segment in connection with the final insurance recovery for storm damage sustained to an amphitheater in New York. In addition, we recognized a $1.6 million gain in our Ticketing segment in connection with the July 2014 sale of an ecommerce business. Gain on disposal of operating assets for the nine months ended September 30, 2013 was $42.9 million consisting primarily of a $28.9 million gain recognized from the May 2013 sale of a theatrical theater in New York in our Concerts segment. In addition, we recognized a gain of $14.6 million last year in connection with insurance recoveries for storm damage sustained to an amphitheater in New York in our Concerts segment.
Corporate expenses
Corporate expenses increased $4.6 million, or 7%, during the nine months ended September 30, 2014 as compared to the same period of the prior year primarily due to higher compensation-related costs driven by annual salary increases and higher headcount.
Interest expense
Interest expense decreased $1.3 million, or 4%, and $7.4 million, or 8%, during the three and nine months ended September 30, 2014, respectively, as compared to the same periods of the prior year primarily due to the interest cost reduction realized from the August 2013 redemption of the 8.125% senior notes partially offset by additional interest cost from the 7% senior notes issued in August 2013 and the 5.375% senior notes and the 2.5% convertible senior notes issued in May 2014.
Our debt balances and weighted-average cost of debt, excluding unamortized debt discounts of $34.8 million and including debt premium of $7.6 million, were $2.1 billion and 4.3%, respectively, at September 30, 2014.
Loss on extinguishment of debt
For the three and nine months ended September 30, 2013, we recorded a loss on extinguishment of debt of $36.3 million in connection with the refinancing of term loans under our senior secured credit facility and redemption of our 8.125% senior notes in August 2013.
Equity in losses (earnings) of nonconsolidated affiliates
Equity in losses (earnings) of nonconsolidated affiliates increased to earnings of $2.2 million for the three months ended September 30, 2014 as compared to a loss of $2.4 million for the three months ended September 30, 2013. The increase is primarily due to the impairment of an investment in the Concerts segment during the third quarter of 2013. There were no significant impairments of investments during the comparable period of 2014.
Equity in earnings of nonconsolidated affiliates increased $3.1 million during the nine months ended September 30, 2014 as compared to the same period of the prior year primarily due to the impairment of an investment in the Concerts segment in the third quarter of 2013. There were no significant impairments of investments during the comparable period of 2014.
Other expense (income), net
Other expense (income), net was an expense of $12.6 million and $11.1 million for the three and nine months ended September 30, 2014, respectively, and includes the impact of foreign exchange rate losses of $12.3 million and $14.6 million, respectively. In addition, the nine-month period includes $4.7 million of income primarily from the dissolution of an artist management business.
Other expense (income), net was income of $5.3 million and expense of $2.2 million for the three and nine months ended September 30, 2013, respectively, and includes the impact of foreign exchange rate gains of $4.4 million and foreign exchange rate losses of $3.4 million, respectively.

Income taxes
Income tax expense (benefit) for the nine months ended September 30, 2014 and 2013 was a benefit of $0.5 million and expense of $26.4 million, respectively. The decrease in income taxes results primarily from a decrease in earnings in taxable foreign locations and deferred tax benefits of $14.5 million attributable to the release of valuation allowances primarily due to deferred tax liabilities associated with acquisitions in 2014. These benefits were partially offset by state and local taxes of $4.5 million.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests increased $4.0 million during the three months ended September 30, 2014 as compared to the same period of the prior year primarily due to improved operating results from certain North America concert businesses.
Net income attributable to noncontrolling interests increased $9.3 million during the nine months ended September 30, 2014 as compared to the same period of the prior year primarily due to improved operating results from certain artist management businesses.
Concerts Results of Operations
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2014	2013		2014	2013
	(in thousands)			(in thousands)
Revenue	$1,925,462	$1,726,986	11%	$3,760,118	$3,433,527	10%
Direct operating expenses	1,658,028	1,487,856	11%	3,145,174	2,870,584	10%
Selling, general and administrative expenses	186,415	170,005	10%	503,221	466,840	8%
Depreciation and amortization	30,155	32,821	(8)%	84,864	96,591	(12)%
Gain on disposal of operating assets	(112)	(9,035)	*	(3,347)	(43,497)	*
Acquisition transaction expenses	1,109	745	*	1,892	1,292	*
Operating income	$49,867	$44,594	12%	$28,314	$41,717	(32)%
Operating margin	2.6%	2.6%		0.8%	1.2%
Adjusted operating income **	$82,773	$70,736	17%	$117,279	$100,182	17%
_______

*	Percentages are not meaningful.
**	AOI is defined and reconciled to operating income (loss) below.
Three Months
Concerts revenue increased $198.5 million, or 11%, during the three months ended September 30, 2014 as compared to the same period of the prior year. Excluding the increase of $17.7 million related to the impact of changes in foreign exchange rates, revenue increased $180.8 million, or 10%, primarily due to more shows and higher average attendance in North America from several successful stadium tours along with increases in our amphitheaters. This growth was partially offset by fewer shows and lower attendance in our international arenas due to the cyclical nature of artist tours. Revenue was also impacted by incremental revenue from acquisitions of $41.9 million, driven by a festival promoter business acquired in December 2013.
Concerts direct operating expenses increased $170.2 million, or 11%, during the three months ended September 30, 2014 as compared to the same period of the prior year. Excluding the increase of $17.0 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $153.2 million, or 10%, primarily due to higher expenses associated with the increased show activity discussed above partially offset by decreased expenses related to fewer international arena shows. In addition, we incurred incremental expenses of $44.9 million associated with the acquisitions noted above.
Concerts selling, general and administrative expenses increased $16.4 million, or 10%, during the three months ended September 30, 2014 as compared to the same period of the prior year. Excluding the increase of $1.3 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $15.1 million, or 9%, primarily due to a reduction in rent expense during the third quarter of 2013 from the recognition of an incentive payment for early termination of a venue lease along with higher compensation costs.

Concerts depreciation and amortization decreased $2.7 million, or 8%, during the three months ended September 30, 2014 as compared to the same period of the prior year primarily from the acceleration of amortization in 2013 associated with a change in the estimated life of certain venue management and leasehold intangible assets. This decrease was partially offset by incremental depreciation and amortization of $1.7 million related to the acquisition of a festival promotion business.
Concerts gain on disposal of operating assets of $9.0 million for the three months ended September 30, 2013 was primarily due to the resolution of a $7.0 million contingent liability related to the sale of a theatrical theater in New York along with proceeds received in connection with an insurance recovery for storm damage to an amphitheater in New York during Hurricane Sandy in 2012.
The increased operating income for Concerts for the three months ended September 30, 2014 was primarily driven by the increased stadium activity in North America.
Nine Months
Concerts revenue increased $326.6 million, or 10%, during the nine months ended September 30, 2014 as compared to the same period of the prior year. Excluding the increase of $31.9 million related to the impact of changes in foreign exchange rates, revenue increased $294.7 million, or 9%, primarily from more shows and higher attendance at our North America amphitheaters and strong stadium tours along with increased global touring activity. These increases were partially offset by fewer shows in our international arenas and stadiums. Revenue was also impacted by incremental revenue from acquisitions of $47.8 million, primarily from festival promoter businesses acquired.
Concerts direct operating expenses increased $274.6 million, or 10%, during the nine months ended September 30, 2014 as compared to the same period of the prior year. Excluding the increase of $28.3 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $246.3 million, or 9%, primarily due to higher expenses associated with the increased show and global touring activity discussed above. In addition, we incurred incremental expenses of $50.5 million from the acquisitions noted above.
Concerts selling, general and administrative expenses increased $36.4 million, or 8%, during the nine months ended September 30, 2014 as compared to the same period of the prior year. Excluding the increase of $5.6 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $30.8 million, or 7%. We incurred higher compensation costs driven by annual salary increases and additional headcount along with a reduction in rent expense during 2013 due to the recognition of an incentive payment for early termination of a venue lease. In addition, we incurred incremental expenses of $7.9 million from the acquisitions noted above.
Concerts depreciation and amortization decreased $11.7 million, or 12%, during the nine months ended September 30, 2014 as compared to the same period of the prior year primarily from the acceleration of amortization recorded in 2013 associated with a change in the estimated life of certain venue management and leasehold intangible assets.
Concerts gain on disposal of operating assets of $3.3 million for the nine months ended September 30, 2014 consists primarily of the final insurance recovery for storm damage to an amphitheater in New York during Hurricane Sandy in 2012. Concerts gain on disposal of operating assets of $43.5 million for the nine months ended September 30, 2013 was primarily due to a $28.9 million gain on the sale of a theatrical theater in New York and $14.6 million related to the insurance recovery discussed above.
The decreased operating income for Concerts for the nine months ended September 30, 2014 was primarily driven by the lower gain on disposal of operating assets and higher selling, general and administrative expenses discussed above partially offset by increased amphitheater and stadium activity in North America.

Ticketing Results of Operations
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2014	2013		2014	2013
	(in thousands)			(in thousands)
Revenue	$386,131	$356,809	8%	$1,111,592	$1,019,771	9%
Direct operating expenses	187,548	166,509	13%	543,408	481,592	13%
Selling, general and administrative expenses	113,483	112,940	—	339,385	326,799	4%
Depreciation and amortization	55,521	49,150	13%	142,472	128,648	11%
Gain on disposal of operating assets	(1,584)	(27)	*	(1,701)	(47)	*
Acquisition transaction expenses	695	221	*	758	245	*
Operating income	$30,468	$28,016	9%	$87,270	$82,534	6%
Operating margin	7.9%	7.9%		7.9%	8.1%
Adjusted operating income **	$85,829	$80,282	7%	$232,400	$217,440	7%
_______

*	Percentages are not meaningful.
**	AOI is defined and reconciled to operating income (loss) below.
Three Months
Ticketing revenue increased $29.3 million, or 8%, during the three months ended September 30, 2014 as compared to the same period of the prior year primarily due to higher domestic resale fees driven by growth in concert and professional sports ticket sales as a result of the continuing success of our TM+ resale product. Despite a slight decline in primary ticket sales in the quarter, primary ticket revenue improved largely due to a favorable mix of tickets sold in North America.
Ticketing direct operating expenses increased $21.0 million, or 13%, during the three months ended September 30, 2014 as compared to the same period of the prior year primarily due to increased primary ticket royalties and higher costs associated with the increased resale ticket sales discussed above.
Ticketing depreciation and amortization increased $6.4 million, or 13%, during the three months ended September 30, 2014 as compared to the same period of the prior year primarily due to higher amortization associated with the impairment of an indefinite-lived intangible asset. In the third quarter of 2014, we recorded an impairment charge of $6.0 million associated with an indefinite-lived intangible trade name in connection with the decision to rebrand certain markets that were not currently using the Ticketmaster trade name.
The increase in Ticketing operating income for the three months ended September 30, 2014 is primarily due to higher domestic resale ticket fees offset by higher amortization.
Nine Months
Ticketing revenue increased $91.8 million, or 9%, during the nine months ended September 30, 2014 as compared to the same period of the prior year primarily due to increased domestic primary ticket volume and fees along with higher domestic resale ticket fees driven by growth in concert and professional sports ticket sales with the continued success of our TM+ product.
Ticketing direct operating expenses increased $61.8 million, or 13%, during the nine months ended September 30, 2014 as compared to the same period of the prior year primarily due to higher costs associated with the increased ticket sales discussed above.
Ticketing selling, general and administrative expenses increased $12.6 million, or 4%, during the nine months ended September 30, 2014 as compared to the same period of the prior year. Excluding the increase of $2.4 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $10.2 million, or 3%, primarily due to higher compensation costs associated with annual salary increases and higher headcount.
Ticketing depreciation and amortization increased $13.8 million, or 11%, during the nine months ended September 30, 2014 as compared to the same period of the prior year primarily due to increased depreciation from our continued investment in our technology platform and higher amortization associated with the impairment of an indefinite-lived intangible asset. In the third quarter of 2014, we recorded an impairment charge of $6.0 million associated with an indefinite-lived intangible asset as discussed above.
The increase in Ticketing operating income for the nine months ended September 30, 2014 is primarily due to increased domestic primary and resale ticket revenue partially offset by higher compensation costs and increased depreciation and amortization.
Artist Nation Results of Operations
Our Artist Nation segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2014	2013		2014	2013
	(in thousands)			(in thousands)
Revenue	$130,935	$111,060	18%	$282,653	$261,070	8%
Direct operating expenses	75,642	69,231	9%	164,960	169,563	(3)%
Selling, general and administrative expenses	35,400	29,348	21%	95,222	71,862	33%
Depreciation and amortization	10,498	10,736	(2)%	25,934	30,906	(16)%
Loss on disposal of operating assets	—	2	*	34	681	*
Acquisition transaction expenses	247	(57)	*	435	88	*
Operating income (loss)	$9,148	$1,800	*	$(3,932)	$(12,030)	67%
Operating margin	7.0%	1.6%		(1.4)%	(4.6)%
Adjusted operating income **	$21,880	$12,655	73%	$30,242	$20,110	50%

_______

*	Percentages are not meaningful.
**	AOI is defined and reconciled to operating income (loss) below.
Three Months
Artist Nation revenue increased $19.9 million, or 18%, during the three months ended September 30, 2014 as compared to the same period of the prior year primarily due to higher management commissions driven by the timing of the clients’ earnings and the expansion of tour production management. In addition, we recognized incremental revenue of $6.3 million resulting from recent acquisitions of artist management companies.
Artist Nation direct operating expenses increased $6.4 million, or 9%, during the three months ended September 30, 2014 as compared to the same period of the prior year primarily due to additional costs associated with tour production discussed above.
Artist Nation selling, general and administrative expenses increased $6.1 million, or 21%, during the three months ended September 30, 2014 as compared to the same period of the prior year primarily due to higher compensation and non-cash compensation expenses in the management business along with incremental selling, general and administrative expenses of $2.0 million resulting from the acquisitions noted above. These increases were partially offset by lower expenses in the merchandise business.
The increased operating income for Artist Nation for the three months ended September 30, 2014 was primarily driven by the increase in management commissions and the acquisitions of various artist management businesses partially offset by increased management compensation expenses.

Nine Months
Artist Nation revenue increased $21.6 million, or 8%, during the nine months ended September 30, 2014 as compared to the same period of the prior year. Excluding the increase of $1.8 million related to the impact of changes in foreign exchange rates, revenue increased $19.8 million, or 8%, partially due to incremental revenue of $15.9 million resulting from the acquisition or prospective consolidation of various artist management companies. In addition, revenue increased due to higher management commissions and the expansion of tour production management. These increases were partially offset by reductions in VIP ticket sales due to the July 2013 decision by the Concerts segment to expand their premium ticket packages and no longer outsource this service to Artist Nation.
Artist Nation direct operating expenses decreased $4.6 million, or 3%, during the nine months ended September 30, 2014 as compared to the same period of the prior year. Excluding the increase of $1.4 million related to the impact of changes in foreign exchange rates, direct operating expenses decreased $6.0 million, or 4%, primarily due to a reduction in costs associated with the VIP ticket sales discontinuation partially offset by increased costs related to the tour production activity as discussed above.
Artist Nation selling, general and administrative expenses increased $23.4 million, or 33%, during the nine months ended September 30, 2014 as compared to the same period of the prior year primarily due to higher compensation and non-cash compensation expenses in the management business along with incremental expenses of $5.8 million resulting from the acquisitions noted above.
Artist Nation depreciation and amortization decreased $5.0 million, or 16%, during the nine months ended September 30, 2014 as compared to the same period of the prior year resulting from lower amortization from certain intangible assets in the management business that became fully amortized in 2013.
The decreased operating loss for Artist Nation for the nine months ended September 30, 2014 was primarily driven by the acquisition or prospective consolidation of various artist management companies, the addition or expansion of services to clients and lower amortization partially offset by higher compensation in the management business.
Sponsorship & Advertising Results of Operations
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2014	2013		2014	2013
	(in thousands)			(in thousands)
Revenue	$114,614	$110,217	4%	$230,905	$221,604	4%
Direct operating expenses	13,534	15,112	(10)%	31,593	35,287	(10)%
Selling, general and administrative expenses	13,098	11,979	9%	37,263	32,626	14%
Depreciation and amortization	1,264	(56)	*	3,207	682	*
Operating income	$86,718	$83,182	4%	$158,842	$153,009	4%
Operating margin	75.7%	75.5%		68.8%	69.0%
Adjusted operating income **	$88,330	$83,334	6%	$163,114	$154,253	6%
_______

*	Percentages are not meaningful.
**	AOI is defined and reconciled to operating income (loss) below.
Three Months
Sponsorship & Advertising revenue increased $4.4 million, or 4%, during the three months ended September 30, 2014 as compared to the same period of the prior year. Excluding the increase of $1.8 million related to the impact of changes in foreign exchange rates, revenue increased $2.6 million, or 2%, primarily due to incremental revenue of $3.7 million from the acquisition of a festival business, higher domestic online advertising and international venue sponsorships partially offset by lower international festival sponsorships.
Sponsorship & Advertising direct operating expenses decreased $1.6 million, or 10%, during the three months ended September 30, 2014 as compared to the same period of the prior year driven by lower fulfillment costs on certain sponsorship programs and decreased costs associated with the reduction in international festival sponsorships.

Sponsorship & Advertising selling, general and administrative expenses increased $1.1 million, or 9%, during the three months ended September 30, 2014 as compared to the same period of the prior year primarily due to higher compensation costs from increased headcount to drive additional sales along with annual salary increases.
The increase in Sponsorship operating income for the three months ended September 30, 2014 was primarily driven by the recent acquisition of a festival business and higher international venue sponsorships and domestic online advertising.
Nine Months
Sponsorship & Advertising revenue increased $9.3 million, or 4%, during the nine months ended September 30, 2014 as compared to the same period of the prior year. Excluding the increase of $3.0 million related to the impact of changes in foreign exchange rates, revenue increased $6.3 million, or 3%, primarily due to incremental revenue of $4.3 million from the acquisition of various festival businesses and new, or expansion of existing, sponsorship agreements. These increases were partially offset by lower international festival sponsorships.
Sponsorship & Advertising direct operating expenses decreased $3.7 million, or 10%, during the nine months ended September 30, 2014 as compared to the same period of the prior year driven by lower fulfillment costs on certain sponsorship agreements and decreased costs associated with the reduction in international festival sponsorships.
Sponsorship & Advertising selling, general and administrative expenses increased $4.6 million, or 14%, during the nine months ended September 30, 2014 as compared to the same period of the prior year primarily related to higher compensation costs from increased headcount to drive additional sales in future periods.
The increased operating income for the nine months ended September 30, 2014 was primarily due to recent acquisitions of festivals and improved results on certain sponsorship programs partially offset by lower results from international festival sponsorships and increased compensation costs.
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

The following table sets forth the reconciliation of adjusted operating income (loss) to operating income (loss):

	Adjusted operating income (loss)	Non-cash and stock- based compensation expense	Loss (gain) on disposal of operating assets	Depreciation and amortization	Acquisition expenses	Operating income (loss)
			(in thousands)
Three Months Ended September 30, 2014
Concerts	$82,773	$1,754	$(112)	$30,155	$1,109	$49,867
Ticketing	85,829	729	(1,584)	55,521	695	30,468
Artist Nation	21,880	1,987	—	10,498	247	9,148
Sponsorship & Advertising	88,330	348	—	1,264	—	86,718
Other and Eliminations	1,819	—	—	(155)	—	1,974
Corporate	(22,502)	4,145	—	642	282	(27,571)
Total	$258,129	$8,963	$(1,696)	$97,925	$2,333	$150,604
Three Months Ended September 30, 2013
Concerts	$70,736	$1,611	$(9,035)	$32,821	$745	$44,594
Ticketing	80,282	2,922	(27)	49,150	221	28,016
Artist Nation	12,655	174	2	10,736	(57)	1,800
Sponsorship & Advertising	83,334	208	—	(56)	—	83,182
Other and Eliminations	(3,592)	—	—	(532)	—	(3,060)
Corporate	(22,252)	4,190	—	610	1,443	(28,495)
Total	$221,163	$9,105	$(9,060)	$92,729	$2,352	$126,037
Nine Months Ended September 30, 2014
Concerts	$117,279	$5,556	$(3,347)	$84,864	$1,892	$28,314
Ticketing	232,400	3,601	(1,701)	142,472	758	87,270
Artist Nation	30,242	7,771	34	25,934	435	(3,932)
Sponsorship & Advertising	163,114	1,065	—	3,207	—	158,842
Other and Eliminations	(305)	—	—	(1,528)	—	1,223
Corporate	(60,000)	13,538	37	1,783	2,377	(77,735)
Total	$482,730	$31,531	$(4,977)	$256,732	$5,462	$193,982
Nine Months Ended September 30, 2013
Concerts	$100,182	$4,079	$(43,497)	$96,591	$1,292	$41,717
Ticketing	217,440	6,060	(47)	128,648	245	82,534
Artist Nation	20,110	465	681	30,906	88	(12,030)
Sponsorship & Advertising	154,253	562	—	682	—	153,009
Other and Eliminations	(1,201)	—	7	(1,325)	—	117
Corporate	(56,851)	12,058	—	2,080	3,704	(74,693)
Total	$433,933	$23,224	$(42,856)	$257,582	$5,329	$190,654

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
Our balance sheet reflects cash and cash equivalents of $1.4 billion at September 30, 2014 and $1.3 billion at December 31, 2013. Included in the September 30, 2014 and December 31, 2013 cash and cash equivalents balances are $531.7 million and $538.4 million, respectively, of cash received that includes the face value of tickets sold on behalf of ticketing clients and the clients’ share of convenience and order processing charges, or client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to clients on a regular basis. Our foreign subsidiaries held approximately $326.9 million in cash and cash equivalents, excluding client cash, at September 30, 2014. We generally do not intend to repatriate these funds, but if we did, we would need to accrue and pay United States federal and state income taxes on any future repatriations, net of applicable foreign tax credits. We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is 90 days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. The outstanding balance on the revolving credit facility was repaid in the second quarter of 2013 and we have not made any subsequent borrowings against the revolving credit facility. Our balance sheet reflects total debt of $2.1 billion and $1.8 billion at September 30, 2014 and December 31, 2013, respectively. Our weighted-average cost of debt, excluding the debt discounts and including the debt premium on our term loans and notes, was 4.3% at September 30, 2014.
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
Sources of Cash
Senior Secured Credit Facility
At September 30, 2014, our senior secured credit facility consists of (i) a $115 million term loan A, (ii) a $950 million term loan B and (iii) a $335 million revolving credit facility. In addition, subject to certain conditions, we have the right to increase such facilities by at least $450 million or a greater amount so long as the senior secured leverage ratio calculated on a pro-forma basis (as defined in the credit agreement) is no greater than 3.25x. The revolving credit facility provides for borrowings up to the amount of the facility with sublimits of up to (i) $150 million to be available for the issuance of letters of credit, (ii) $50 million to be available for swingline loans, (iii) $150 million to be available for borrowings in Euros or British Pounds and (iv) $50 million to be available for borrowings in one or more other approved currencies. The senior secured credit facility is secured by a first priority lien on substantially all of our tangible and intangible personal property and the domestic subsidiaries that are guarantors, and by a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of our direct and indirect domestic subsidiaries and 65% of each class of capital stock of any first-tier foreign subsidiaries.
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
During the nine months ended September 30, 2014, we made principal payments totaling $12.9 million on these term loans. At September 30, 2014, the outstanding balances on these term loans, net of discounts, were $1.0 billion. There were no borrowings under the revolving credit facility as of September 30, 2014. Based on our letters of credit of $66.0 million, $269.0 million was available for future borrowings as of that same date.
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

Extinguishment of Debt
In July 2014, the holders of $29.3 million in aggregate outstanding principal of the 2.875% convertible senior notes exercised their right to redeem their notes for cash and in late September 2014, pursuant to our option under the indenture governing the notes, we redeemed the remaining outstanding notes using the net proceeds from the issuances of our 5.375% senior notes and our 2.5% convertible senior notes. In addition to redeeming the principal amount of $220 million of the notes, we paid total accrued interest of $1.1 million and related fees and expenses of $0.2 million for the redemption, leaving $293.8 million in additional cash available for general corporate purposes. The loss on extinguishment of debt related to the redemption of the 2.875% convertible senior notes was not significant.
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
The indentures governing our 7% senior notes and 5.375% senior notes contain covenants that limit, among other things, our ability and the ability of our restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make certain distributions, investments and other restricted payments, sell certain assets, agree to any restrictions on the ability of restricted subsidiaries to make payments to us, merge, consolidate or sell all of our assets, create certain liens, and engage in transactions with affiliates on terms that are not arm’s-length. Certain covenants, including those pertaining to incurrence of indebtedness, restricted payments, asset sales, mergers and transactions with affiliates will be suspended during any period in which the notes are rated investment grade by both rating agencies and no default or event of default under the indenture has occurred and is continuing. The 7% senior notes and the 5.375% senior notes contain two incurrence-based financial covenants, as defined, requiring a minimum fixed charge coverage ratio of 2.0x and a maximum secured indebtedness leverage ratio of 3.25x for the 7% senior notes and 3.50x for the 5.375% senior notes.
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
As of September 30, 2014, we believe we were in compliance with all of our debt covenants. We expect to remain in compliance with all of our debt covenants throughout 2014.
Disposals of Assets
During the nine months ended September 30, 2013, we received $83.1 million of proceeds primarily related to the sale of a theatrical theater in New York and a partial insurance recovery for storm damage sustained to an amphitheater in New York. There were no significant proceeds received from disposals of operating assets for the nine months ended September 30, 2014.
Stock Option Exercises
During the nine months ended September 30, 2014 and 2013, we received $14.1 million and $80.6 million, respectively, of proceeds from the exercise of stock options.
Uses of Cash
Acquisitions
When we make acquisitions, the acquired entity may have cash on its balance sheet at the time of acquisition. All amounts discussed in this section are presented net of any cash acquired. During the nine months ended September 30, 2014, we used $48.5 million of cash primarily for three acquisitions of artist management businesses in our Artist Nation segment. During the nine months ended September 30, 2013, we used $26.4 million of cash primarily for the acquisition in our Concerts segment of a controlling interest in a festival promoter in May 2013.

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
Our capital expenditures, including accruals but excluding expenditures funded by outside parties such as landlords or replacements funded by insurance companies, consisted of the following:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Maintenance capital expenditures	$46,531	$38,489
Revenue generating capital expenditures	42,595	41,594
Total capital expenditures	$89,126	$80,083
Maintenance capital expenditures during the first nine months of 2014 increased from the same period of the prior year primarily due to the timing of venue-related projects.
We currently expect capital expenditures to be approximately $135 million for the full year 2014.
Cash Flows

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Cash provided by (used in):
Operating activities	$(13,832)	$264,538
Investing activities	$(159,692)	$(42,490)
Financing activities	$251,253	$83,700
Operating Activities
Cash used in operating activities was $13.8 million for the nine months ended September 30, 2014, compared to cash provided by operating activities of $264.5 million for the nine months ended September 30, 2013. The $278.4 million decrease in cash provided by operating activities resulted primarily from net changes in the event-related operating accounts which are dependent on the timing of ticket sales along with the size and number of events for upcoming periods partially offset by an increase in the cash-related portion of net income. During the first nine months of 2014, we made higher payments for event-related expenses and experienced a larger increase in accounts receivable as compared to the same period of the prior year.
Investing Activities
Cash used in investing activities was $159.7 million for the nine months ended September 30, 2014, compared to $42.5 million for the nine months ended September 30, 2013. The $117.2 million increase in cash used in investing activities is primarily due to lower proceeds received from the disposal of operating assets and higher payments for acquisitions as compared to the same period of the prior year. See “—Sources of Cash ” and “—Uses of Cash ” above for further discussion.
Financing Activities
Cash provided by financing activities was $251.3 million for the nine months ended September 30, 2014, compared to $83.7 million for the nine months ended September 30, 2013. The $167.6 million increase in cash provided by financing activities is primarily a result of higher net proceeds from the issuance of long-term debt in 2014 from the 5.375% senior notes and 2.5% convertible senior notes partially offset by lower proceeds from the exercise of stock options in 2014 as compared to the same period of the prior year.
Seasonality
Our Concerts, Artist Nation and Sponsorship & Advertising segments typically experience higher operating income in the second and third quarters as our outdoor venues and festivals are primarily used in or occur from May through September, and our artist touring activity is higher. In addition, the timing of the on-sale of tickets and the tours of top-grossing acts can impact comparability of quarterly results year over year, although annual results may not be impacted. Our Ticketing segment sales are impacted by fluctuations in the availability of events for sale to the public, which vary depending upon scheduling by our clients.
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
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported operating income of $67.0 million for the nine months ended September 30, 2014. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the nine months ended September 30, 2014 by $6.7 million. As of September 30, 2014, our primary foreign exchange exposure included the Euro, British Pound, Australian Dollar and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities.
We primarily use forward currency contracts in addition to options to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. We also may enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At September 30, 2014, we had forward currency contracts and options outstanding with a notional amount of $58.7 million.
Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $2.1 billion of total debt, net of unamortized discounts and premiums, outstanding as of September 30, 2014. Of the total amount, taking into consideration existing interest rate hedges, we had $1.0 billion of fixed-rate debt and $1.1 billion of floating-rate debt.
Based on the amount of our floating-rate debt as of September 30, 2014, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $2.7 million when the floor rate is not applicable. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of September 30, 2014 with no subsequent change in rates for the remainder of the period.
At September 30, 2014, we have an interest rate swap agreement that is designated as a cash flow hedge for accounting purposes. The interest rate swap had a notional amount of $8.0 million at September 30, 2014, to effectively convert a portion of our floating-rate debt to a fixed-rate basis, and expires in May 2015. The fair value of this agreement at September 30, 2014 was de minimus. This agreement was put into place to reduce the variability of the cash flows from the interest payments related to certain financing.
We have two interest rate swap agreements with a $26.4 million aggregate notional amount at September 30, 2014, that effectively convert a portion of our floating-rate debt to a fixed-rate basis. Both agreements expire in December 2015. These interest rate swap agreements have not been designated as hedging instruments. Therefore, any change in fair value is recorded in earnings during the period of change.

Ratio of Earnings to Fixed Charges
The ratio of earnings to fixed charges is as follows:

Nine Months Ended September 30,		Year Ended December 31,
2014	2013	2013	2012	2011	2010
1.87	1.54	*	*	*	*

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
In June 2014, the FASB issued guidance that requires a performance target in a share-based payment that affects vesting, and that could be achieved after the requisite service period, be accounted for as a performance condition. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within that year, and early adoption is permitted. The guidance should be applied on a prospective basis to awards that are granted or modified on or after the effective date. The guidance may be applied on a modified retrospective basis for performance targets outstanding on or after the beginning of the first annual period presented as of the date of adoption. We do not currently expect to grant these type of awards, but will adopt this guidance on January 1, 2016 and will apply it prospectively to any awards granted on or after January 1, 2016 that include these terms.
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
There have been no changes to our critical accounting policies during the nine months ended September 30, 2014.
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
Based on their evaluation as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 30, 2014.

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
10.1
First Supplemental Indenture, entered into as of August 27, 2014, among Live Nation Entertainment, Inc., Ticketstoday, LLC, the Existing Guarantors defined therein, and The Bank of New York Mellon Trust Company, N.A., as trustee.
X
10.2
Fifth Supplemental Indenture, entered into as of August 27, 2014, among Live Nation Entertainment, Inc., Ticketstoday, LLC, the Existing Guarantors defined therein, and The Bank of New York Mellon Trust Company, N.A., as trustee.
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