Form 10-K
period 2014-12-31
Live Nation Entertainment, Inc.
filed 2015-02-26
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014,
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
None
_____________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☒  Yes   ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes   ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock beneficially held by non-affiliates of the registrant was approximately $3,565,000,000. (For purposes hereof, directors, executive officers and 10% or greater stockholders have been deemed affiliates).
On February 20, 2015, there were 201,500,637 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 1,385,134 shares of unvested restricted stock awards and excluding 408,024 shares held in treasury.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

LIVE NATION ENTERTAINMENT, INC.

LIVE NATION ENTERTAINMENT, INC.
GLOSSARY OF KEY TERMS

ADA	Americans with Disabilities Act of 1990
AOCI	Accumulated other comprehensive income (loss)
AOI	Adjusted operating income (loss)
Clear Channel	Clear Channel Communications, Inc.
Company	Live Nation Entertainment, Inc. and subsidiaries
DDA	United Kingdom's Disability Discrimination Act of 1995
FASB	Financial Accounting Standards Board
FTC	Federal Trade Commission
GAAP	United States Generally Accepted Accounting Principles
Liberty Media	Liberty Media Corporation
Live Nation	Live Nation Entertainment, Inc., formerly known as Live Nation, Inc., and subsidiaries
SEC	United States Securities and Exchange Commission
Separation	The contribution and transfer by Clear Channel of substantially all of its entertainment assets and liabilities to Live Nation
Trust	The family trust of a former executive, of which the former executive is co-Trustee
Trust Note	A note issued to the Trust as part of a prior acquisition. This note had been issued in exchange for shares of Ticketmaster’s series A convertible redeemable preferred stock held by this trust
VIE	Variable interest entity
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
ITEM 1.    BUSINESS
Our Company
We believe that we are the largest live entertainment company in the world, connecting nearly 519 million fans across all of our platforms in 33 countries in 2014.
We believe we are the largest producer of live music concerts in the world, based on total fans that attend Live Nation events as compared to events of other promoters, connecting nearly 59 million fans to almost 23,000 events for over 2,700 artists in 2014. Live Nation owns, operates, has exclusive booking rights for or has an equity interest in 158 venues, including House of Blues ® music venues and prestigious locations such as The Fillmore in San Francisco, the Hollywood Palladium, the Ziggo Dome in Amsterdam and 3Arena in Ireland.
We believe we are the world’s leading live entertainment ticketing sales and marketing company, based on the number of tickets we sell. Ticketmaster provides ticket sales, ticket resale services and marketing and distribution globally through www.ticketmaster.com and www.livenation.com, numerous retail outlets and call centers. Ticketmaster serves clients worldwide across multiple event categories, providing ticketing services for leading arenas, stadiums, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters.
We believe we are one of the world’s leading artist management companies based on the number of artists represented. Our artist management companies manage musical artists and acts across all music genres. As of December 31, 2014, we had over 60 managers providing services to approximately 280 artists.
We believe our global network is the world’s largest music marketing network for corporate brands and includes one of the world’s leading ecommerce websites, based on a comparison of gross sales of top internet retailers. In 2014, we had over 130 million customers in our database based on visitors to www.livenation.com and www.ticketmaster.com and our other online properties.
Our principal executive offices are located at 9348 Civic Center Drive, Beverly Hills, California 90210 (telephone: 310-867-7000). Our principal website is www.livenationentertainment.com. Live Nation is listed on the New York Stock Exchange, trading under the symbol “LYV.”
Our Strategy
Our strategy is to leverage our leadership position in live entertainment and our relationships with fans, venues, artists and advertisers to sell more tickets and grow our revenue, earnings and cash flow. We pay artists, venues and teams to secure content and tickets; we invest in technology to build innovative products which advance our ticketing, advertising and mobile platforms; and we are paid by sponsors and advertisers that want to connect their brands with our passionate fan base.
Our core businesses surrounding the promotion of live events include ticketing, sponsorship and advertising, and artist management. We believe our focus on growing these businesses will increase shareholder value as we continue to enhance our revenue streams and achieve economies of scale with our global platforms. We also continue to strengthen our core operations, further expanding into additional global markets and optimizing our cost structure. Our strategy is to grow and innovate through the initiatives listed below.

•
Expand our Concert Platform. We will grow our fan base and increase our ticket sales by continuing to build our portfolio of festivals globally, expanding our business into select additional top global music markets, and further building our presence in existing markets.

•
Drive Conversion of Ticket Sales through Development of Innovative Products. We are focused on selling tickets through a wide set of sales channels, including mobile and online, and leveraging our extensive fan database to better reach consumers. We will continue to focus on developing innovative products to build fan traffic to our sales channels and drive increased ticket sales.

•
Grow Sponsorship and Advertising. Our goal is to continue to drive growth in this area and capture a larger share of the music sponsorship market. We will focus on expanding and developing new relationships with corporate sponsors to provide them with targeted strategic programs through our unique relationship with fans and artists, our network of venues and our extensive ticketing operations and online presence. In addition, we have established one of the few ecommerce sites that has a substantial and growing online advertising platform.

•
Sell more Tickets and Drive Reductions in the Cost to Sell a Ticket. We will continue to invest in our ticketing platforms and related venue and fan products to strengthen the functionality of our system and drive additional ticket sales through an improved user experience while also creating a more efficient system.

•
Grow Secondary Ticket Volume. We will continue to grow the volume of secondary tickets sold in partnership with content owners through a trusted environment for fan ticket exchanges. We will expand globally the availability of secondary tickets, allowing our fans to have a dependable, secure destination for all events.

•
Drive Artist Management through our Other Core Businesses. We believe that effective artist management provides further connections to our concert platform, supporting its growth. By delivering strong and consistent services to our artist managers and their clients, we believe we can continue to build our market share in both artist management and concert promotion.

Our Assets
We believe we have a unique portfolio of assets that is unmatched in the live entertainment industry.

•
Fans. During 2014, our events were attended by nearly 59 million live music fans. Our database of our fans and their interests provides us with the means to efficiently market our shows to them as well as to offer other music-related products and services. This fan database is an invaluable asset that we are able to use to provide unique services to our artists and corporate clients.

•
Artists. We have extensive relationships with artists ranging from those acts that are just beginning their careers to established superstars. In 2014, we promoted shows or tours for over 2,700 artists globally. In addition, through our artist management companies, we manage approximately 280 artists. We believe our artist relationships are a competitive advantage and will help us pursue our strategy to develop additional ancillary revenue streams around the ticket purchase, live event and the artists themselves.

•
Online Services and Ticketing. We own and operate various branded websites, both in the United States and abroad, which are customized to reflect services offered in each jurisdiction. Our primary online websites, www.livenation.com and www.ticketmaster.com, together with our other branded ticketing websites, are designed to promote ticket sales for live events and to disseminate event and related merchandise information online. Fans can access www.livenation.com and www.ticketmaster.com directly, from affiliated websites and through numerous direct links from banners and event profiles hosted by approved third-party websites. We also have both Live Nation and Ticketmaster mobile apps that our fans can use to access event information and buy tickets.

•
Distribution Network. We believe that our global distribution network of promoters, venues and festivals provides us with a strong position in the live concert industry. We believe we have one of the largest global networks of live entertainment businesses in the world, with offices in 76 cities in North America and 27 countries worldwide. In addition, we own, operate, have exclusive booking rights or have an equity interest in 158 venues located across six countries as of the end of 2014, making us, we believe, the second largest operator of music venues in the world. We also believe that we are one of the largest music festival producers in the world with more than 60 festivals globally. In addition, we believe that our global ticketing distribution network, with one of the largest ecommerce sites on the internet, approximately 8,400 sales outlets and 16 call centers serving more than 12,000 clients worldwide, makes us the largest ticketing network in the industry.

•
Sponsors. We employ a sales force of approximately 230 people that worked with approximately 750 sponsors during 2014, through a combination of local venue-related deals and national deals, both in North America and internationally. Our sponsors include some of the most well-recognized national and global brands including Citi, American Express, Carlsberg, O2, Anheuser-Busch, Red Bull, Pepsi and SAP (each of these brands is a registered trademark of the sponsor).

•
Employees. At December 31, 2014, we employed approximately 7,900 full-time employees who are dedicated to providing first-class service to our artists, fans, ticketing clients and corporate sponsors. Many of our employees have decades of experience in promoting and producing live concerts, ticketing operations, sales and marketing, artist management and venue management.

Our History
We were incorporated in Delaware on August 2, 2005 in preparation for the contribution and transfer by Clear Channel of substantially all of its entertainment assets and liabilities to us. We completed the Separation on December 21, 2005, and became a publicly traded company on the New York Stock Exchange trading under the symbol “LYV.”
On January 25, 2010, we merged with Ticketmaster and it became a wholly-owned subsidiary of Live Nation. Effective with the merger Live Nation, Inc. changed its name to Live Nation Entertainment, Inc.
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

Artist managers primarily provide services to music recording artists to manage their careers. The artist manager negotiates on behalf of the artist and is paid a fee, generally as a percentage of the artist’s earnings. Artist services creates and sells merchandise for music artists at live performances, to retailers and directly to consumers via the internet, and also connects artists to corporate clients for events, and generally are paid a percentage of the artist’s earnings.
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
Our Business
Our reportable segments are Concerts, Ticketing, Artist Nation and Sponsorship & Advertising.
Concerts. Our Concerts segment principally involves the global promotion of live music events in our owned or operated venues and in rented third-party venues, the operation and management of music venues and the production of music festivals across the world. During 2014, our Concerts business generated approximately $4.7 billion, or 68.8%, of our total revenue. We promoted 22,800 live music events in 2014, including artists such as One Direction, Jay-Z & Beyonce, Justin Timberlake, Luke Bryan, Jason Aldean and Lady Gaga and through festivals such as Electric Daisy Carnival, Rock Werchter, Reading and T in the Park. While our Concerts segment operates year-round, we generally experience higher revenue during the second and third quarters due to the seasonal nature of shows at our outdoor amphitheaters and festivals, which primarily occur from May through September.
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
As a venue operator, we generate revenue primarily from the sale of concessions, parking, premium seating, rental income, venue sponsorships and ticket rebates or service charges earned on tickets sold through our internal ticketing operations or by third parties under ticketing agreements. In our amphitheaters, the sale of concessions is outsourced and we receive a share of the net revenue from the concessionaire, which is recorded in revenue with no significant direct operating expenses associated with it. Revenue generated from venue operations typically has a higher margin than promotion revenue and therefore typically has a more direct relationship to changes in operating income.
As a festival producer, we typically book artists, secure festival sites, provide for third-party production services, sell tickets and advertise events to attract fans. We also provide or arrange for third-parties to provide operational services as needed such as concessions, merchandising and security. We earn revenue from the sale of tickets and typically pay artists a fixed guaranteed amount. We also earn revenue from the sale of concessions, camping fees, festival sponsorships and ticket rebates or service charges earned on tickets sold. For each event, we either use a festival site we own or rent a third-party festival site. Revenue is generally impacted by the number of events, volume of ticket sales and ticket prices. Event costs such as artist fees and production service expenses are included in direct operating expenses and are typically substantial in relation to the revenue. Since the artist fees are typically fixed guarantees for these events, significant increases or decreases in festival promotion revenue will generally result in comparable changes to operating income.
Ticketing. Our Ticketing segment is primarily an agency business that sells tickets for events on behalf of its clients and retains a fixed fee or a percentage of the total convenience charge and order processing fee for its services. We sell tickets for our events and also for third-party clients across multiple live event categories, providing ticketing services for leading arenas, stadiums, amphitheaters, music clubs, concert promoters, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters. We sell tickets through websites, mobile apps, ticket outlets and telephone call centers. During the year ended December 31, 2014, we sold 69%, 18%, 9% and 4% of primary tickets through these channels, respectively. Our Ticketing segment also manages our online activities including enhancements to our websites and bundled product offerings. During 2014, our Ticketing business generated approximately $1.6 billion, or 22.7%, of our total revenue, which excludes the face value of tickets sold. Through all of our ticketing services, we sold 154 million tickets in 2014 on which we were paid fees for our services. In addition, approximately 300 million tickets in total were sold using our Ticketmaster systems, through season seat packages and our venue clients’ box offices, for which we do not receive a fee. Our ticketing sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon event scheduling by our clients.

We sell tickets on behalf of our clients through our ticketing platforms across the world. In order to provide state-of-the-art ticketing technology services, we are currently in the process of re-platforming portions of our Ticketmaster ticketing system which we believe will result in an improved experience for our fans and better tools and information resources for our venue clients. We started this re-platforming for our North America business in 2011 and currently expect to start using the new technology at certain of our venue clients in 2015. In addition to providing improved technology products, we believe that once this re-platforming is complete and rolled out to all our clients it will allow us to improve the efficiency of our ticketing systems and processes and lead to cost reductions.
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
We currently offer ticket resale services, or secondary ticketing, through our integrated inventory platform, referred to as TM+, TicketsNow (in the United States and Canada), our TicketExchange service (in the United States, Europe and Canada) and GET ME IN! (in the United Kingdom). We enter into listing agreements with ticket resellers to post their ticket inventory for sale at a purchase price equal to a ticket resale price determined by the ticket reseller plus an amount equal to a percentage of the ticket resale price and a pre-determined service fee. We remit the ticket resale price to the ticket resellers and retain the remainder of the purchase price as our fee. While we do not generally acquire tickets for sale on our own behalf, we may do so from time to time on a limited basis. In addition to enabling premium primary ticket sales, the TicketExchange service allows consumers to resell and purchase tickets online for certain events for our venue clients who elect to participate in the TicketExchange service. Sellers and buyers each pay a fee that has been negotiated with the relevant client, a portion of which may be shared with the client.
Artist Nation. Our Artist Nation segment primarily provides management services to music artists in exchange for a commission on the earnings of these artists. Our Artist Nation segment also creates and sells merchandise for music artists at live performances, to retailers and directly to consumers via the internet. During 2014, our Artist Nation business generated approximately $389 million, or 5.7%, of our total revenue. Revenue earned from our Artist Nation segment is impacted to a large degree by the touring schedules of the artists we represent and generally we experience higher revenue during the second and third quarters as the period from May through September tends to be a popular time for touring events.
Sponsorship & Advertising. Our Sponsorship & Advertising segment employs a sales force that creates and maintains relationships with sponsors, through a combination of strategic, international, national and local opportunities that allow businesses to reach customers through our concert, venue, artist relationship and ticketing assets, including advertising on our websites. We work with our corporate clients to help create marketing programs that drive their business goals and connect their brands directly with fans and artists. We also develop, book and produce custom events or programs for our clients’ specific brands which are typically experienced exclusively by the clients’ consumers. These custom events can involve live music events with talent and media, using both online and traditional outlets. During 2014, our Sponsorship & Advertising business generated approximately $300 million, or 4.4%, of our total revenue. We typically experience higher revenue in the second and third quarters as a large portion of sponsorships are typically associated with our outdoor venues and festivals which are primarily used in or occur from May through September.
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

•
Clubs—Clubs are indoor venues that are built primarily for music events but may also include comedy clubs. These venues typically have a capacity of less than 1,000 and often without full fixed seating. Because of their small size, they do not offer as much economic upside, but they also represent less risk to a concert promoter because they have lower fixed costs associated with hosting a concert and also may provide a more appropriately-sized venue for developing artists. Clubs can also be used year-round and can therefore generate higher profits for the year, even though per show profits are lower.

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

•
Festival Sites—Festival sites are outdoor locations used primarily in the summer season to stage large single-day or multi-day concert events featuring several artists on multiple stages. Depending on the location, festival site capacities can range from 10,000 to 135,000. We believe they are popular because of the value provided to the fan by packaging several artists together for an event. While festival sites only host a few events each year, they can provide higher operating income because we are able to generate income from many different services provided at the event and they have lower costs associated with producing the event and maintaining the site.

The following table summarizes the number of venues by type that we owned, leased, operated, had exclusive booking rights for or had an equity interest in as of December 31, 2014:

Venue Type	Capacity	Owned	Leased	Operated	Exclusive Booking Rights	Equity Interest	Total

Stadium	More than 30,000	—	—	—	1	—	1
Amphitheater	5,000 - 30,000	8	27	6	11	—	52
Arena	5,000 - 20,000	1	3	3	3	—	10
Theater	1,000 - 6,500	7	25	5	15	1	53
Club	Less than 1,000	3	13	—	11	—	27
House of Blues	1,000 - 2,000	2	10	—	—	—	12
Festival Site	N/A	3	—	—	—	—	3
Total venues in operation		24	78	14	41	1	158

Venues currently under construction		—	3	1	—	—	4
Venues not currently in operation		1	3	—	—	—	4

Total venues in operation:
North America		17	70	7	41	1	136
International		7	8	7	—	—	22
Competition
Competition in the live entertainment industry is intense. We believe that we compete primarily on the basis of our ability to deliver quality music events, sell tickets and provide enhanced fan and artist experiences. We believe that our primary strengths include:

•	the quality of service delivered to our artists, fans, ticketing clients and corporate sponsors;

•	our track record in promoting and producing live music events and tours both domestically and internationally;

•	artist relationships;

•	our global footprint;

•	ticketing software and services;

•	our ecommerce site and associated database;

•	distribution platform (venues);

•	the scope and effectiveness in our expertise of marketing and sponsorship programs; and

•	our financial stability.
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
Some of our competitors in the live music industry are Anschutz Entertainment Group, or AEG, Another Planet Entertainment, Jam Productions, Ltd., I.M.P. and SFX Entertainment, in addition to numerous smaller regional companies and various casinos and venues in North America and Europe. AEG operates under a number of different names including AEG Live, Concerts West, Goldenvoice and The Messina Group. Some of our competitors in the live music industry have a stronger presence in certain markets, have access to other sports and entertainment venues and may have greater financial resources in those markets, which may enable them to gain a greater competitive advantage in relation to us.

In markets where we own or operate a venue, we compete with other venues to serve artists likely to perform in that general region. Consequently, touring artists have various alternatives to our venues when scheduling tours. Our main competitors in venue management include SMG, AEG and The Nederlander Organization, in addition to numerous smaller regional companies in North America and Europe. Some of our competitors in venue management have a greater number of venues in certain markets and may have greater financial resources in those markets.
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
We experience competition from other national, regional and local primary ticketing service providers to secure new venues and to reach fans for events. Resale, or secondary, ticketing services and the consolidation of the resale industry, which historically had been more fragmented and consisted of a significant number of local resellers with limited inventory selling through traditional storefronts, has created more aggressive buying of primary tickets whereby brokers are using automated internet “bot” technology to attempt to buy the best tickets when they go on sale. The internet allows fans and other ticket resellers to reach a vastly larger audience through the aggregation of inventory on online resale websites and marketplaces, and provides consumers with more convenient access to tickets for a larger number and greater variety of events. We also face significant and increasing competition from companies that sell self-ticketing systems, as well as from venues that choose to integrate self-ticketing systems into their existing operations or acquire primary ticketing service providers. Our main competitors include primary ticketing companies such as Tickets.com, AXS, Paciolan, Inc., Veritix and CTS Eventim AG, online and event companies such as Eventbrite, eTix and Ticketfly and secondary ticketing companies such as StubHub.
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
Our main competitors at the local market level for sponsorships and advertising dollars include local sports teams, which often offer state-of-the-art venues and strong local media packages, as well as festivals, theme parks and other local events. On the national level, our competitors include the major sports leagues that sell sponsorships combined with significant national media packages.
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
We are also required to comply with the ADA, the DDA and certain state statutes and local ordinances that, among other things, require that places of public accommodation, including both existing and newly-constructed venues, be accessible to customers with disabilities. The ADA and the DDA require that venues be constructed to permit persons with disabilities full use of a live entertainment venue. The ADA and the DDA may also require that certain modifications be made to existing venues to make them accessible to customers and employees who are disabled. In order to comply with the ADA, the DDA and other similar ordinances, we may face substantial capital expenditures in the future.
We are required to comply with the laws of the countries in which we operate and also the United States Foreign Corrupt Practices Act and the United Kingdom Bribery Act 2010 regarding anti-bribery regulations. These regulations make it illegal for us to pay, promise to pay or receive money or anything of value to, or from, any government or foreign public official for the purpose of directly or indirectly obtaining or retaining business. This ban on illegal payments and bribes also applies to agents or intermediaries who use funds for purposes prohibited by the statute.
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
In addition, we and our venues are subject to extensive environmental laws and regulations relating to the use, storage, disposal, emission and release of hazardous and non-hazardous substances, as well as zoning and noise level restrictions which may affect, among other things, the hours of operations of and the type of events we can produce at our venues.
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
Employees
As of December 31, 2014, we had approximately 7,900 full-time employees, including 5,400 in North America and 2,500 international employees, of which approximately 7,700 were employed in our operations departments and approximately 200 were employed in our corporate group.
Our staffing needs vary significantly throughout the year. Therefore, we also employ part-time and/or seasonal employees, primarily for our live music venues. As of December 31, 2014, we employed approximately 6,100 seasonal and/or part-time employees and during peak seasonal periods, particularly in the summer months, we employed as many as 15,500 seasonal employees in 2014. The stagehands at some of our venues and other employees are subject to collective bargaining agreements. Our union agreements typically have a term of three years and thus regularly expire and require negotiation in the course of our business. We believe that we enjoy good relations with our employees and other unionized labor involved in our events, and there have been no significant work stoppages in the past three years. Upon the expiration of any of our collective bargaining agreements, however, we may be unable to renegotiate on terms favorable to us, and our business operations at one or more of our facilities may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating our collective bargaining agreements. In addition, our business operations at one or more of our facilities may also be interrupted as a result of labor disputes by outside unions attempting to unionize a venue even though we do not have unionized labor at that venue currently. A work stoppage at one or more of our owned or operated venues or at our promoted events could have a material adverse effect on our business, results of operations and financial condition. We cannot predict the effect that a potential work stoppage will have on our results of operations.
Executive Officers
Set forth below are the names, ages and current positions of our executive officers and other significant employees as of February 20, 2015.

Name	Age	Position

Michael Rapino	49	President, Chief Executive Officer and Director
Ron Bension	60	President–HOB Entertainment
Joe Berchtold	50	Chief Operating Officer
Mark Campana	57	Co-President–North America Concerts
Brian Capo	48	Chief Accounting Officer
Arthur Fogel	61	Chairman–Global Music and President–Global Touring
John Hopmans	56	Executive Vice President–Mergers and Acquisitions and Strategic Finance
John Reid	53	President–Live Nation Europe Concerts
Alan Ridgeway	48	President–International and Emerging Markets
Bob Roux	57	Co-President–North America Concerts
Michael Rowles	49	General Counsel and Secretary
Jared Smith	37	President–Ticketmaster North America
Russell Wallach	49	President–North America Sponsorships
Kathy Willard	48	Chief Financial Officer
Mark Yovich	40	President–Ticketmaster International
David Zedeck	50	President–Global Talent and Artist Development
Michael Rapino is our President and Chief Executive Officer and has served in this capacity since August 2005. He has also served on our board of directors since December 2005. Mr. Rapino has worked for us or our predecessors since 1999.
Ron Bension is President of our HOB Entertainment division and has served in this capacity since November 2010. Until November 2010, Mr. Bension served as Chief Executive Officer for TicketsNow, a division of Ticketmaster, since joining us in January 2010.
Joe Berchtold is our Chief Operating Officer and has served in this capacity since joining us in April 2011. Prior to that, Mr. Berchtold was at Technicolor, where he was most recently President of Technicolor Creative Services, after joining them in 2003.
Mark Campana is Co-President of our North America Concerts division and has served in this capacity since October 2010. Prior to that, Mr. Campana served as President of our Midwest Region in North America Concerts. Mr. Campana has worked for us or our predecessors since 1980.
Brian Capo is our Chief Accounting Officer and has served in this capacity since joining us in December 2007.
Arthur Fogel is the Chairman of our Global Music group and President of our Global Touring division and has served in this capacity since 2005. Mr. Fogel has worked for us or our predecessors since 1999.
John Hopmans is our Executive Vice President of Mergers and Acquisitions and Strategic Finance and has served in this capacity since joining us in April 2008.
John Reid is President of our Europe Concerts division and has served in that capacity since joining us in January 2012. Prior to that, Mr. Reid was the Chief Executive Officer of Warner Music Europe and International Marketing from November 2010 to December 2011. From February 2007 to October 2010, Mr. Reid was the Vice Chairman of Warner Music International and President of Warner Music Continental Europe.
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
Bob Roux is Co-President of our North America Concerts division and has served in this capacity since October 2010. Prior to that, Mr. Roux served as President of our Southwest Region in North America Concerts. Mr. Roux has worked for us or our predecessors since 1990.
Michael Rowles is our General Counsel and has served in this capacity since joining us in March 2006 and as our Secretary since May 2007.
Jared Smith is President of Ticketmaster’s North America division and has served in this capacity since May 2013. Prior to that, Mr. Smith served as Ticketmaster’s Chief Operating Officer from May 2010 to April 2013 and has worked for us or our predecessors since 2003.
Russell Wallach is President of our North America Sponsorships division and has served in this capacity since July 2006. Mr. Wallach has worked for us or our predecessors since 1996.
Kathy Willard is our Chief Financial Officer and has served in this capacity since September 2007. From September 2005 to August 2007, Ms. Willard was our Chief Accounting Officer. Ms. Willard has worked for us or our predecessors since 1998.
Mark Yovich is President of Ticketmaster’s International division and has served in this capacity since November 2011. Prior to that, Mr. Yovich served as Executive Vice President and General Manager of our International eCommerce division from January 2010 to October 2011. Mr. Yovich has worked for us or our predecessors since 2000.
David Zedeck is President of Global Talent and Artist Development for our Concerts segment and has served in this capacity since joining us in July 2013. Prior to that, Mr. Zedeck was a music agent, most recently spending eight years at Creative Artists Agency.
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
You can find more information about us online at our investor relations website located at investors.livenationentertainment.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our website as soon as reasonably practicable after we electronically file such material with the SEC. The information posted on or accessible through our website is not incorporated into this annual report on Form 10-K.
ITEM 1A.    RISK FACTORS
You should carefully consider each of the following risks and all of the other information set forth in this Annual Report. The following risks relate principally to our business and operations, our leverage and our common stock. If any of the risks and uncertainties develop into actual events, this could have a material adverse effect on our business, financial condition or results of operations. In that case, the trading price of our common stock could decline.

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
In addition, our live entertainment business typically books our live music tours two to nine months in advance of the beginning of the tour and often agrees to pay an artist a fixed guaranteed amount prior to our receiving any revenue. Therefore, if the public is not receptive to the tour, or we or an artist cancel the tour, we may incur a loss for the tour depending on the amount of the fixed guarantee or incurred costs relative to any revenue earned, as well as revenue we could have earned at booked venues. We have cancellation insurance policies in place to cover a portion of our losses if an artist cancels a tour but such policies may not be sufficient and are subject to deductibles. Furthermore, consumer preferences change from time to time, and our failure to anticipate, identify or react to these changes could result in reduced demand for our services, which would adversely affect our business, financial condition and results of operations.
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
In the secondary ticket sales market, we have restrictions on our business that are not faced by our competitors, which restrictions include those that are self-imposed, imposed as a result of agreements entered into with the FTC and the Attorneys General of several individual states, and statutory. These restrictions include: restrictions on linking from our page on the www.ticketmaster.com website that informs consumers that no tickets were found in response to their ticket request to our resale ticketing options without first obtaining approval from the State of New Jersey as to any changes to our current linking practices; a restriction on using or allowing our affiliates to use domain names that, among other things, contain the unique names of venues, sports teams or performers, or contain names that are substantially similar to or are misspelled versions of same; a requirement to clearly and conspicuously disclose on any resale website owned by us or on any primary ticketing website where a link or redirect to such a resale website is posted that it is a resale website and ticket prices often exceed the ticket’s original price; and a requirement to make certain clear and conspicuous disclosures and in certain instances to create separate listings when a ticket being offered for resale is not “in-hand” as well as a requirement to monitor and enforce the compliance of third parties offering tickets on our websites with such disclosure requirements. Our competitors in the secondary ticket sales market are not, to our knowledge, bound by similar restrictions. As a result, our ability to effectively compete in the secondary ticket sales market may be adversely affected, which could in turn adversely affect our business, financial condition and results of operations.
The artist management industry is also a highly competitive industry, with numerous other artist management companies and individual managers in the United States alone. We compete with these companies and individuals to discover new and emerging artists and to represent established artists. In addition, certain of our arrangements with clients of our artist management business are terminable at will by either party, leading to competition to retain those artists as clients. Competition is intense and may contribute to a decline in the volume of our artist management business, which could adversely affect our business, financial condition and results of operations.
In connection with our merger with Ticketmaster, we became subject to both a court-imposed final judgment in the United States and a consent agreement with Canadian authorities, pursuant to which we have agreed to abide by certain behavioral remedies that prevent us from engaging in retaliatory business tactics or improper tying arrangements. In addition, we are restricted from engaging in certain business activities that would be lawful for us to undertake absent the final judgment and the consent agreement. Our inability to undertake these business strategies could disadvantage us when we compete against firms that are not restricted by any such order, and we therefore face certain unquantifiable business risks as a result of compliance.
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

•
inability to fund the significant up-front cash requirements associated with our touring and ticketing businesses due to insufficient cash on hand or capacity under our senior secured credit facility, which could result in the loss of key tours to competitors or the inability to secure and retain ticketing clients;

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

•	other entertainment options available to our audiences that we do not offer;

•	general economic conditions which could cause our consumers to reduce discretionary spending; and

•	unfavorable changes in labor conditions which may require us to spend more to retain and attract key employees.
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
The following table sets forth our operating income (loss) for the last eight fiscal quarters:

Fiscal Quarter Ended	Operating income (loss)
(in thousands)

March 31, 2013	$(33,189)
June 30, 2013	$97,806
September 30, 2013	$126,037
December 31, 2013	$(50,994)
March 31, 2014	$(12,308)
June 30, 2014	$55,686
September 30, 2014	$150,604
December 31, 2014	$(186,818)
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

•
difficulties in managing operations and adapting to consumer desires due to distance, language and cultural differences, including issues associated with (i) business practices and customs that are common in certain foreign countries but might be prohibited by United States law and our internal policies and procedures, and (ii) management and operational systems and infrastructures, including internal financial control and reporting systems and functions, staffing and managing of foreign operations, which we might not be able to do effectively or cost-efficiently.

Our ability to expand our international operations into new jurisdictions, or further into existing jurisdictions will depend, in significant part, on our ability to identify potential acquisition candidates, joint venture or other partners, and enter into arrangements with these parties on favorable terms, as well as our ability to make continued investments to maintain and grow existing international operations. If the revenue generated by international operations is insufficient to offset expenses incurred in connection with the maintenance and growth of these operations, our business, financial condition and results of operations could be materially and adversely affected. In addition, in an effort to make international operations in one or more given jurisdictions profitable over the long term, significant additional investments that are not profitable over the short term could be required over a prolonged period.
In foreign countries in which we operate, a risk exists that our employees, contractors or agents could, in contravention of our policies, engage in business practices prohibited by applicable United States laws and regulations, such as the United States Foreign Corrupt Practices Act, as well as the laws and regulations of other countries prohibiting corrupt payments to government officials such as the United Kingdom Bribery Act 2010. We maintain policies prohibiting such business practices and have in place global anti-corruption compliance programs designed to ensure compliance with these laws and regulations. Nevertheless, the risk remains that one or more of our employees, contractors or agents, including those based in or from countries where practices that violate such United States laws and regulations or the laws and regulations of other countries may be customary, will engage in business practices that are prohibited by our policies, circumvent our compliance programs and, by doing so, violate such laws and regulations. Any such violations, even if prohibited by our internal policies, could result in fines, criminal sanctions against us and/or our employees, prohibitions on the conduct of our business and damage to our reputation, which could adversely affect our business, financial condition and results of operations.
Exchange rates may cause fluctuations in our results of operations that are not related to our operations.
Because we own assets overseas and derive revenue from our international operations, we may incur currency translation losses or gains due to changes in the values of foreign currencies relative to the United States Dollar. We cannot predict the effect of exchange rate fluctuations upon future operating results. For the year ended December 31, 2014, our international operations accounted for approximately 34% of our revenue. Although we cannot predict the future relationship between the United States Dollar and the currencies used by our international businesses, principally the British Pound, Euro, Australian Dollar and Canadian Dollar, we experienced foreign exchange rate operating losses of $6.2 million, $0.4 million and $5.3 million for the years ended 2014, 2013 and 2012, respectively, which had a negative impact on our operating income (loss). See Item 7A—Quantitative and Qualitative Disclosures about Market Risk.
We may enter into future acquisitions and take certain actions in connection with such transactions, including actions taken to comply with antitrust, competition and other regulations, that could affect our business and results of operations; if we are unsuccessful in our future acquisition endeavors, our business could be adversely impacted.
Our future growth rate depends in part on our selective acquisition of additional businesses. A significant portion of our growth has been attributable to acquisitions. We may be unable to identify other suitable targets for further acquisition or make further acquisitions at favorable prices. If we identify a suitable acquisition candidate, our ability to successfully complete the acquisition would depend on a variety of factors, and may include our ability to obtain financing on acceptable terms and requisite government approvals. In addition, the credit agreement for our senior secured credit facility restricts our ability to make certain acquisitions. In connection with future acquisitions, we could take certain actions that could adversely affect our business, including:

•	using a significant portion of our available cash;

•	issuing equity securities, which would dilute current stockholders’ percentage ownership;

•	incurring substantial debt;

•	incurring or assuming contingent liabilities, known or unknown;

•	incurring amortization expenses related to intangibles; and

•	incurring large accounting write-offs or impairments.
In addition, acquisitions involve inherent risks which, if realized, could adversely affect our business and results of operations, including those associated with:

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
We are also subject to laws and regulations, including those relating to antitrust at the state, federal and international levels, that could significantly affect our ability to expand our business through acquisitions. For example, the FTC and the Antitrust Division of the United States Department of Justice with respect to our domestic acquisitions, and the European Commission (the antitrust regulator of the European Union) and the United Kingdom Competition Commission with respect to our European acquisitions, have the authority to challenge our acquisitions on antitrust grounds before or after the acquisitions are completed. Our failure or inability to complete future acquisitions as a result of such laws and regulations, or the imposition of unfavorable terms as a condition to the completion of an acquisition, could have a material adverse effect on our business and results of operations.
Failure to successfully complete the re-platforming of our Ticketmaster ticketing system in a timely or cost-effective manner could adversely affect our business, financial condition and results of operations.
We are currently in the process of re-platforming our Ticketmaster ticketing system and migrating our international brands and businesses to a common ticketing platform in an attempt to provide consistent and state-of-the-art services across our businesses and to reduce the cost and expense of maintaining multiple systems, which we may not be able to complete in a timely or cost-effective manner. As with any significant capital project, there are numerous factors, many of which are beyond our control, which could influence the ultimate costs and timing of the re-platforming project. Delays or difficulties in making these changes to our ticketing systems, as well as any new or enhanced systems, may limit our ability to achieve the desired results in a timely manner. Similarly, there can be no assurance that the project, once completed, will yield the anticipated benefits. Notwithstanding the current re-platforming project, we may in the future be unable to devote financial resources to new technologies and systems that may become necessary or desirable. If any of the foregoing risks related to the re-platforming of our Ticketmaster ticketing system were to occur, our business, financial condition and results of operations could be adversely impacted.
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
The success of our ticketing operations depends, in part, on the integrity of our systems and infrastructures. System interruption, the lack of integration and redundancy in these systems and infrastructures may have an adverse impact on our business, financial condition and results of operations.
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
We also rely on affiliate and third-party computer systems, broadband and other communications systems and service providers in connection with the provision of services, as well as to facilitate, process and fulfill transactions. Any interruptions, outages or delays in their systems, infrastructures, or businesses, or deterioration in the performance of these systems and infrastructures, could impair our ability to provide services, fulfill orders and/or process transactions. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, acts of war or terrorism, other acts of God and similar events or disruptions may damage or interrupt computer, broadband or other communications systems and infrastructures at any time. Any of these events could cause system interruption, delays and loss of critical data, and could prevent us from providing services, fulfilling orders and/or processing transactions. While we have backup systems for certain aspects of our operations, disaster recovery planning by its nature cannot be sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. If any of these adverse events were to occur, it could adversely affect our business, financial condition and results of operations.
Data loss or other breaches of our network security could materially harm our business and results of operations, and the processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.
Due to the internet-based nature of a significant portion of our ticketing and other businesses, we process, store, use and disclose large amounts of data, including personal information, for our customers. Any penetration of network security or other misappropriation or misuse of personal consumer information and data, including credit card information could cause interruptions in our operations and subject us to increased costs, litigation and other liabilities. Network security issues could lead to claims against us for others’ misuse of personal information, such as for credit card fraud or identity theft, which could result in litigation and financial liabilities, as well as administrative action from governmental authorities. In addition, security breaches or the inability to protect our data could lead to increased incidents of ticketing fraud and counterfeit tickets. Security breaches could also significantly damage our reputation with consumers, ticketing clients and other third parties and impose significant costs related to remediation efforts, such as credit or identity theft monitoring or repair costs for impacted customers. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, such measures cannot provide absolute security or certainty. It is possible that advances in computer capabilities, new discoveries, undetected fraud, inadvertent violations of company policies or procedures or other developments could result in a compromise of information or a breach of the technology and security processes that are used to protect consumer transaction data. Recently, large retailers and website operators have been the victims of targeted security breaches resulting in the disclosure and/or misappropriation of large amounts of customer data, including credit card information. We have expended significant capital and other resources to protect against and remedy any such potential security breaches and their consequences, including the establishment of a dedicated cybersecurity organization within our larger technology environment, and will be required to continue to do so in the future. We also face risks associated with security breaches affecting third parties with which we are affiliated or with which we otherwise conduct business. Consumers are generally concerned with security and privacy of the internet, and any publicized security problems affecting our businesses and/or those of third parties may discourage consumers from doing business with us, which could have an adverse effect on our business, financial condition and results of operations.
In addition to the above concerns related to network and data security, the sharing, use, disclosure and protection of personally identifiable information and other user data are governed by federal, state and international laws. Specifically, personally identifiable information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. We could be adversely affected if legislation or regulations are expanded to require changes in business practices or privacy policies, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations. As we expand our operations into new jurisdictions worldwide, the costs associated with compliance with these regulations increases. It is possible that government or industry regulation in these markets will require us to deviate from our standard deployment mechanism(s), which will increase operational cost and risk.
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
Heightened concerns and challenges regarding property, casualty, liability, business interruption and other insurance coverage have resulted from terrorist and related security incidents along with varying weather-related conditions and incidents. As a result, we may experience increased difficulty obtaining high policy limits of coverage at a reasonable cost, including coverage for acts of terrorism and weather-related property damage. We have a material investment in property and equipment at each of our venues, which are generally located near major cities and which hold events typically attended by a large number of fans. We also have a significant investment in technology including our ticketing systems. At December 31, 2014, we had property and equipment with a net book value of $695.3 million.
These operational, geographical and situational factors, among others, may result in significant increases in insurance premium costs and difficulties obtaining sufficiently high policy limits with premiums and deductibles that we believe to be reasonable. We cannot assure you that future increases in insurance costs and difficulties obtaining high policy limits will not adversely impact our profitability, thereby possibly impacting our operating results and growth.
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
Our failure to comply with these laws and regulations could result in fines and/or proceedings against us by governmental agencies and/or consumers, which if material, could adversely affect our business, financial condition and results of operations. While we attempt to conduct our business and operations in a manner that we believe to be in compliance with such laws and regulations, there can be no assurance that a law or regulation will not be interpreted or enforced in a manner contrary to our current understanding of the law or regulation. In addition, the promulgation of new laws, rules and regulations could restrict or unfavorably impact our business, which could decrease demand for services, reduce revenue, increase costs and/or subject us to additional liabilities. For example, some legislatures have proposed laws in the past that would impose potential liability on us and other promoters and producers of live music events for entertainment taxes and for incidents that occur at our events, particularly relating to drugs and alcohol. New legislation could be passed that may negatively impact our business, such as provisions that have recently been proposed in various jurisdictions that would restrict ticketing methods, mandate ticket inventory disclosure and attack current policies governing season tickets for sports teams. Additionally, governmental actions such as the recent sanctions by the U.S. Department of the Treasury’s Office of Foreign Assets Control and European regulators on certain Russian individuals and entities could restrict or limit our business activities in certain areas or subject us to sanction for noncompliance, even if inadvertent.
From time to time, federal, state and local authorities and/or consumers commence investigations, inquiries or litigation with respect to our compliance with applicable consumer protection, advertising, unfair business practice, antitrust (and similar or related laws) and other laws. Our businesses have historically cooperated with authorities in connection with these investigations and have satisfactorily resolved each such material investigation, inquiry or litigation. We are currently subject to agreements with the States of New Jersey, Maryland and Illinois and the FTC which govern, and in certain cases place limitations on, our ticketing resale practices. Our competitors in the secondary ticket sales market are not, to our knowledge, bound by such limitations and as a result, we may be at a competitive disadvantage. Other states and Canadian provinces have commenced investigations or inquiries regarding the relationship between us and certain of our subsidiaries and other aspects of our ticketing business. We have incurred significant legal expenses in connection with the defense of governmental investigations and litigation in the past and may be required to incur additional expenses in the future regarding such investigations and litigation. In the case of antitrust (and similar or related) matters, any adverse outcome could limit or prevent us from engaging in the ticketing business generally (or in a particular market thereof) or subject us to potential damage assessments, all of which could have a material adverse effect on our business, financial condition and results of operations.
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
Growth or maintenance of our existing revenue depends in part on consistent investment in our venues. Therefore, we expect to continue to make substantial capital improvements to meet long-term increasing demand, improve value and grow revenue. We frequently have a number of significant capital projects underway. Numerous factors, many of which are beyond our control, may influence the ultimate costs and timing of various capital improvements.
The amount of capital expenditures can vary significantly from year to year. In addition, actual costs could vary materially from our estimates if our assumptions about the quality of materials, equipment or workmanship required or the cost of financing such expenditures were to change. Construction is also subject to governmental permitting processes which, if changed, could materially affect the ultimate cost.
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
We promote and/or ticket many live music events. Weather conditions surrounding these events affect sales of tickets, concessions and merchandise, among other things. Poor weather conditions can have a material effect on our results of operations particularly because we promote and/or ticket a finite number of events. Due to weather conditions, we may be required to cancel or reschedule an event to another available day or a different venue, which would increase our costs for the event and could negatively impact the attendance at the event, as well as concession and merchandise sales. Poor weather can affect current periods as well as successive events in future periods.

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
In addition, our senior secured credit facility includes other restrictions, including requirements to maintain certain financial ratios. Our failure to comply with the terms and covenants of our indebtedness could lead to a default under the terms of the governing documents, which would entitle the lenders to accelerate the indebtedness and declare all amounts owed due and payable.
As of December 31, 2014, our total indebtedness, excluding unamortized debt discounts of $33.0 million and including debt premium of $7.3 million was $2.1 billion. Our available borrowing capacity under the revolving portion of our senior secured credit facility at that date was $273.0 million, with outstanding letters of credit of $62.0 million. We may also incur significant additional indebtedness in the future.
Our substantial indebtedness could have adverse consequences, including:

•	making it more difficult for us to satisfy our obligations;

•	increasing our vulnerability to adverse economic, regulatory and industry conditions;

•	limiting our ability to obtain additional financing for future working capital, capital expenditures, acquisitions and other purposes;

•	requiring us to dedicate a substantial portion of our cash flow from operations to fund payments on our debt, thereby reducing funds available for operations and other purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	making us more vulnerable to increases in interest rates; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt.

To service our debt and lease obligations and to fund potential acquisitions, artist and ticketing advances and capital expenditures, we will require a significant amount of cash, which depends on many factors beyond our control.
As of December 31, 2014, $47.5 million of our total indebtedness (excluding interest and unamortized debt discount) is due in 2015, $100.8 million is due in the aggregate in 2016 and 2017, $346.8 million is due in the aggregate in 2018 and 2019 and $1.6 billion is due thereafter. In addition, as of December 31, 2014, we had $2.2 billion in operating lease agreements, of which $135.8 million is due in 2015 and $135.0 million is due in 2016. All long-term debt without a stated maturity date is considered current and is reflected here as due in 2015. See the table in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments—Firm Commitments.
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
We cannot assure you that our business will generate sufficient cash flow or that future borrowings will be available to us in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. If our future cash flow from operations and other capital resources is insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional equity capital or restructure or refinance all or a portion of our debt on or before maturity. In addition, the terms of our existing debt, including our senior secured credit facility, and other future debt may limit our ability to pursue any of these alternatives.
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
Risks Relating to Our Common Stock
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
In addition, the terms of our senior secured credit facility provide that the lenders can require us to repay all outstanding indebtedness upon a change of control. These provisions make an acquisition more costly to a potential acquirer. See Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.
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
None.
ITEM 2.    PROPERTIES
As of December 31, 2014, we own, operate or lease 94 entertainment venues and 112 other facilities, including office leases, throughout North America and 22 entertainment venues and 92 other facilities internationally. We believe our venues and facilities are generally well-maintained and in good operating condition and have adequate capacity to meet our current business needs. We have a lease ending June 30, 2020 for our corporate headquarters in Beverly Hills, California, used primarily by our executive and certain of our domestic operations management staff.
Our leases are for varying terms ranging from monthly to multi-year. These leases can typically be for terms of three to five years for our office leases and ten to 20 years for our venue leases, and many include renewal options. There is no significant concentration of venues under any one lease or subject to negotiation with any one landlord. We believe that an important part of our management activity is to negotiate suitable lease renewals and extensions.
ITEM 3.     LEGAL PROCEEDINGS
Information regarding our legal proceedings can be found in Part II—Financial Information—Item 8. Financial Statements and Supplementary Data—Note 7—Commitments and Contingent Liabilities.

PART II—FINANCIAL INFORMATION
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock was listed on the New York Stock Exchange under the symbol “LYV” on December 21, 2005. There were 4,178 stockholders of record as of February 20, 2015. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table presents the high and low sales prices of our common stock on the New York Stock Exchange during the calendar quarter indicated.

	Common Stock Market Price
	High	Low
2013
First Quarter	$12.68	$9.37
Second Quarter	$16.31	$11.76
Third Quarter	$18.93	$15.53
Fourth Quarter	$19.94	$17.16
2014
First Quarter	$24.80	$19.75
Second Quarter	$24.71	$19.61
Third Quarter	$25.28	$20.82
Fourth Quarter	$27.42	$21.14
Dividend Policy
Since the Separation and through December 31, 2014, we have not declared or paid any dividends. We presently intend to retain any future earnings to finance the expansion of our business and to make debt repayments as they become due. Therefore, we do not expect to pay any cash dividends in the foreseeable future. Moreover, the terms of our senior secured credit facility limit the amount of funds that we will have available to declare and distribute as dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of our board of directors in accordance with applicable law after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, plans for expansion and contractual restrictions with respect to the payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA
The Selected Financial Data should be read in conjunction with Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands except per share data)
Results of Operations Data (1):
Revenue	$6,866,964	$6,478,547	$5,819,047	$5,383,998	$5,063,748
Operating income (loss) (2)	$7,164	$139,660	$(21,639)	$18,337	$(63,700)
Loss from continuing operations before income taxes (2)	$(99,820)	$(5,137)	$(132,161)	$(96,627)	$(188,654)
Net loss attributable to common stockholders of Live Nation (3)	$(90,807)	$(43,378)	$(163,227)	$(83,016)	$(228,390)
Basic and diluted loss from continuing operations per common share attributable to common stockholders of Live Nation (4)	$(0.49)	$(0.23)	$(0.88)	$(0.46)	$(1.36)
Cash dividends per share	$—	$—	$—	$—	$—

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Balance Sheet Data (1):
Total assets	$5,988,361	$5,683,521	$5,290,806	$5,077,344	$5,195,560
Long-term debt, net (including current maturities)	$2,063,400	$1,808,887	$1,740,005	$1,705,261	$1,731,864
_________

(1)	Acquisitions and dispositions significantly impact the comparability of the historical consolidated financial data reflected in this schedule of Selected Financial Data.

(2)	The year ended December 31, 2014 includes $135.0 million of goodwill impairments recorded in conjunction with our annual impairment tests.

(3)	The year ended December 31, 2014 includes $97.4 million of goodwill impairments, net of the noncontrolling interests share of the impairments, recorded in conjunction with our annual impairment tests.

(4)	The year ended December 31, 2014 includes a loss of $0.48 per common share from the impact of the goodwill impairments.
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
Executive Overview
In 2014, all of our segments reported revenue growth as a result of higher attendance at our North America concerts, increased ticket sales globally in our Ticketing segment, higher artist management commissions and expansion of our sponsorship business. This led to our fourth consecutive year of overall revenue growth. Revenue increased 6% as compared to last year and while all our segments contributed to this success, it was largely driven by an increase in the number of stadium concert events in North America along with growth in our primary and resale businesses in Ticketing. Excluding the impact of a goodwill impairment in 2014, operating income and net income for the year both improved. As the leading global live event and ticketing company, we believe that we are well-positioned to provide the best service to artists, teams, fans and venues and therefore drive growth across all our businesses. We believe that by leveraging our leadership position in the entertainment industry to reach fans through the live concert experience, we will sell more tickets which will then grow our sponsorship and advertising revenue.
Our Concerts segment revenue increased 5% as compared to last year driven by our North America business which had sell-out stadium tours as well as increased festival attendance resulting from our expanding portfolio of events. The number of fans attending our Concert events in North America rose by 6% for the year as a result of creatively packaged tours and festivals crossing all genres of music including rock/pop, country and electronic dance music. Due to a reduction of touring content in our international markets, we had fewer arena shows and, therefore, fewer fans attending events internationally which caused global concert attendance to fall by 2% for the year. Our overall Concerts operating results declined to a loss of $190.5 million for the year which includes a $117.0 million charge for a goodwill impairment relating to our international concerts division. We will continue to look for expansion opportunities in Concerts, both domestically and internationally, as well as ways to market our events more effectively in order to continue to expand our fan base and geographic reach and to sell more tickets.
Our Ticketing segment revenue increased 11% as compared to last year largely due to growth of our primary and resale businesses in North America. Our TM+ resale product continued to perform very strongly, delivering significant growth in gross transaction value in each quarter of 2014 as compared to the prior year. At the same time, we continued to invest in our primary ticketing platform in order to improve the ticket buying experience for our fans and provide better tools and information resources for our venue clients. Overall, the total number of tickets sold increased 3% due to strong concert ticket sales as well as growth in the arts and family categories. In our resale business, gross transaction value of resale tickets sold increased by 55% to over $900 million for the year due in large part to the success of our new TM+ product, which drove significant growth in concert and professional sports ticket sales. Throughout the year, 18% of our total tickets were sold via mobile and tablet devices, up from 14% last year, as we continued to implement new features that are driving further expansion of mobile ticket transactions. Operating margins for the year also improved from 7.2% in 2013 to 7.5% in 2014 as we continue to deliver reductions in our cost structure and to grow our resale business.
Our Artist Nation segment revenue increased 10% as compared to last year primarily due to increased artist management commissions. New manager and artist relationships resulted in increased revenue from touring, recording and other performance fees, leading to the year-over-year growth. Our artist services business declined due to lower retail merchandise sales and less international touring activity. Excluding the impact of a goodwill impairment charge of $17.9 million relating to our artist services (non-management) business, operating results for the Artist Nation segment improved significantly in the year, due to the increased artist activity along with continued alignment between artist managers and the rest of the Live Nation organization to deliver more services to these artists. Our Artist Nation segment is focused on serving its existing artists as well as developing new relationships with top artists and extending the various services it provides.
Our Sponsorship & Advertising segment revenue increased by 5% as compared to last year driven by growth in online sales in North America as well as new sponsorship deals. Overall, operating income is up due to increased revenue as well as improved margins on our sponsorships compared to last year when we had several clients with higher activation program costs. Our extensive on-site and online reach, global venue distribution network, artist relationships and ticketing operations are the key to securing long-term sponsorship agreements with major brands and we plan to expand these assets while extending our sales reach further into new markets internationally.
We continue to be optimistic about the long-term potential of our company and are focused on the key elements of our business model: expand our concert platform, drive conversion of ticket sales through development of innovative products, grow sponsorship and advertising, sell more tickets and drive reductions in the cost to sell a ticket, grow secondary ticket volume and drive artist management through our other core businesses.
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
Ticketing
The Ticketing segment is primarily an agency business that sells tickets for events on behalf of our clients and retains a convenience charge and order processing fee for these services. We sell tickets through websites, mobile apps, ticket outlets and telephone call centers. Our ticketing sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon scheduling by our clients. We also offer ticket resale services, or secondary ticketing, primarily through our integrated inventory platform, referred to as TM+. Our Ticketing segment also manages our online activities including enhancements to our websites and bundling product offerings. Through our websites, we sell tickets to our own events as well as tickets for our ticketing clients and provide event information. Revenue related to ticketing service charges is recognized when the ticket is sold except for our own events where we control ticketing and then the revenue is deferred and recognized as the event occurs.
To judge the health of our Ticketing segment, we primarily review the gross transaction value and the number of tickets sold through our ticketing operations, average convenience charges and order processing fees, the number of clients renewed or added and the average royalty rate paid to clients who use our ticketing services. In addition, we review the number of visits to our websites, the overall number of customers in our database, the number of tickets sold via mobile apps and the gross transaction value and fees related to secondary ticket sales. For business that is conducted in foreign markets, we also compare the operating results from our foreign operations to prior periods on a constant currency basis.
Artist Nation
The Artist Nation segment primarily provides management services to music artists in exchange for a commission on the earnings of these artists. Our Artist Nation segment also creates and sells merchandise for music artists at live performances, to retailers and directly to consumers via the internet. Revenue earned from our Artist Nation segment is impacted to a large degree by the touring schedules of the artists we represent and generally, we experience higher revenue during the second and third quarters as the period from May through September tends to be a popular time for touring events.
To judge the health of our Artist Nation segment, we primarily review the annual commissions earned for each artist represented and the percentage of top artists on tour or with planned album releases, as these activities tend to drive higher revenue. For business that is conducted in foreign markets, we also compare the operating results from our foreign operations to prior periods on a constant currency basis.
Sponsorship & Advertising
Our Sponsorship & Advertising segment employs a sales force that creates and maintains relationships with sponsors, through a combination of strategic, international, national and local opportunities that allow businesses to reach customers through our concert, venue, artist relationship and ticketing assets, including advertising on our websites. We drive increased advertising scale to further monetize our concert platform through rich media offerings including live streaming and music-related original content. We work with our corporate clients to help create marketing programs that drive their business goals and connect their brands directly with fans and artists. We also develop, book and produce custom events or programs for our clients’ specific brands which are typically experienced exclusively by the clients’ consumers. These custom events can involve live music events with talent and media, using both online and traditional outlets. We typically experience higher revenue in the second and third quarters, as a large portion of sponsorships are typically associated with our outdoor venues and festivals which are primarily used in or occur from May through September.
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

Consolidated Results of Operations

	Year Ended December 31,			% Change 2014 vs 2013	% Change 2013 vs 2012
	2014	2013	2012
	(in thousands)
Revenue	$6,866,964	$6,478,547	$5,819,047	6%	11%
Operating expenses:
Direct operating expenses	4,919,969	4,680,507	4,151,277	5%	13%
Selling, general and administrative expenses	1,330,160	1,226,892	1,143,632	8%	7%
Depreciation and amortization	368,143	368,923	429,557	0%	(14)%
Goodwill impairment	134,961	—	—	*	*
Gain on disposal of operating assets	(4,494)	(38,259)	(514)	*	*
Corporate expenses	101,000	94,385	113,364	7%	(17)%
Acquisition transaction expenses	10,061	6,439	3,370	*	*
Operating income (loss)	7,164	139,660	(21,639)	(95)%	*
Operating margin	0.1%	2.2%	(0.4)%
Interest expense	106,312	111,659	123,740
Loss (gain) on extinguishment of debt	188	36,269	(460)
Interest income	(3,606)	(5,071)	(4,170)
Equity in earnings of nonconsolidated affiliates	(4,166)	(856)	(9,921)
Other expense, net	8,256	2,796	1,333
Loss before income taxes	(99,820)	(5,137)	(132,161)
Income tax expense	4,630	30,878	29,736
Net loss	(104,450)	(36,015)	(161,897)
Net income (loss) attributable to noncontrolling interests	(13,643)	7,363	1,330
Net loss attributable to common stockholders of Live Nation	$(90,807)	$(43,378)	$(163,227)
_________

*	Percentages are not meaningful.

Key Operating Metrics

	Year Ended December 31,
	2014	2013	2012
Concerts (1)
Estimated events:
North America	15,948	15,580	14,942
International	6,853	7,270	6,996
Total estimated events	22,801	22,850	21,938
Estimated fans (rounded):
North America	40,092,000	37,954,000	32,079,000
International	18,486,000	21,527,000	17,915,000
Total estimated fans	58,578,000	59,481,000	49,994,000
Ticketing
Number of tickets sold (in thousands) (2)	153,744	148,852	147,732
 _________

(1)
Events generally represent a single performance by an artist. Fans generally represent the number of people who attend an event. Festivals are counted as one event in the quarter in which the festival begins, but the number of fans is based on the days the fans were present at the festival and thus can be reported across multiple quarters. Events and fan attendance metrics are estimated each quarter.

(2)
The number of tickets sold includes primary tickets only and excludes tickets sold for the 2012 Olympics. This metric includes tickets sold during the year regardless of event timing except for our promoted events in our owned or operated venues and in certain European territories where these tickets are reported as the events occur. The total number of tickets sold reported above for 2014, 2013 and 2012 excludes approximately 300 million, 301 million and 284 million, respectively, of estimated tickets sold using our Ticketmaster systems, through season seat packages and our venue clients’ box offices, for which we do not receive a fee.

Revenue
Our revenue increased $388.4 million, or 6%, during the year ended December 31, 2014 as compared to the prior year. The overall increase in revenue was primarily due to increases in our Concerts and Ticketing segments of $209.7 million and $149.4 million, respectively. Excluding the decrease of approximately $0.1 million related to the impact of changes in foreign exchange rates, revenue increased $388.5 million, or 6%.
Our revenue increased $659.5 million, or 11%, during the year ended December 31, 2013 as compared to the prior year. The overall increase in revenue was primarily due to an increase in our Concerts segment of $646.8 million. Excluding the decrease of approximately $3.9 million related to the impact of changes in foreign exchange rates, revenue increased $663.4 million, or 11%.
More detailed explanations of these changes along with the impact of changes in foreign exchange rates, if significant, are included in the applicable segment discussions below.
Direct operating expenses
Our direct operating expenses increased $239.5 million, or 5%, during the year ended December 31, 2014 as compared to the prior year. The overall increase in direct operating expenses was primarily due to increases in our Concerts and Ticketing segments of $186.5 million and $91.1 million, respectively. Excluding the increase of approximately $5.3 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $234.2 million, or 5%.
Our direct operating expenses increased $529.2 million, or 13% during the year ended December 31, 2013 as compared to the prior year. The overall increase in direct operating expenses was primarily due to an increase in our Concerts segment of $555.0 million. Excluding the decrease of approximately $3.2 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $532.4 million, or 13%.
Direct operating expenses include artist fees, event production costs, ticketing client royalties, show-related marketing and advertising expenses, along with other costs.
More detailed explanations of these changes along with the impact of changes in foreign exchange rates, if significant, are included in the applicable segment discussions below.
Selling, general and administrative expenses
Our selling, general and administrative expenses increased $103.3 million, or 8%, during the year ended December 31, 2014 as compared to the prior year. The overall increase in selling, general and administrative expenses was primarily due to increases in our Concerts, Ticketing and Artist Nation segments of $33.9 million, $29.2 million and $34.8 million, respectively. Excluding the increase of approximately $1.0 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $102.3 million, or 8%.
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
More detailed explanations of these changes along with the impact of changes in foreign exchange rates, if significant, are included in the applicable segment discussions below.
Depreciation and amortization
Depreciation and amortization decreased $0.8 million during the year ended December 31, 2014 as compared to the prior year. The overall decrease in depreciation and amortization was primarily due to a decrease in our Concerts segment of $17.3 million partially offset by an increase in our Ticketing segment of $14.1 million.
Depreciation and amortization decreased $60.6 million, or 14%, during the year ended December 31, 2013 as compared to the prior year. The overall decrease in depreciation and amortization was primarily due to decreases in our Concerts and Artist Nation segments of $13.2 million and $73.1 million, respectively, partially offset by an increase in our Ticketing segment of $24.9 million.
More detailed explanations of these changes along with the impact of changes in foreign exchange rates, if significant, are included in the applicable segment discussions below.

Goodwill impairment
Goodwill impairments of $117.0 million and $17.9 million were recorded in conjunction with our annual impairment tests related to the International Concerts reporting unit in the Concerts segment and the Artist Services (non-management) reporting unit in the Artist Nation segment, respectively. See “—Critical Accounting Policies and Estimates —Goodwill” for further discussion of the factors impacting this impairment.
Gain on disposal of operating assets
Gain on disposal of operating assets for the year ended December 31, 2014 was $4.5 million consisting primarily of a gain recognized in our Concerts segment in connection with the final insurance recovery received for storm damage to an amphitheater in New York during Hurricane Sandy in 2012.
Gain on disposal of operating assets for the year ended December 31, 2013 was $38.3 million consisting primarily of a $24.8 million gain recognized in our Concerts segment from the May 2013 sale of a theater in New York. In addition, we recognized a gain in our Concerts segment of $14.1 million in connection with insurance recoveries for storm damage sustained to an amphitheater as discussed above.
Corporate expenses
Corporate expenses increased $6.6 million, or 7%, during the year ended December 31, 2014 as compared to the prior year primarily due to higher compensation-related costs driven by higher headcount and annual salary increases.
Corporate expenses decreased $19.0 million, or 17%, during the year ended December 31, 2013 as compared to the prior year primarily from a reduction in stock-based compensation and expense related to payments on the Trust Note due to the resignation of an executive on December 31, 2012.
Acquisition transaction expenses
Acquisition transaction expenses were $10.1 million, $6.4 million and $3.4 million during the years ended December 31, 2014, 2013 and 2012, respectively. All years include current-year acquisition costs that vary based on the size and number of acquisitions in the year and ongoing litigation costs relating to our merger with Ticketmaster.
Interest expense
Interest expense decreased $5.3 million, or 5%, during the year ended December 31, 2014 as compared to the prior year primarily due to the interest cost reduction realized from the August 2013 redemption of the 8.125% senior notes and the September 2014 redemption of the 2.875% convertible senior notes partially offset by additional interest cost from the 7% senior notes issued in August 2013 and the 5.375% senior notes and the 2.5% convertible senior notes issued in May 2014.
Interest expense decreased $12.1 million, or 10%, for the year ended December 31, 2013 as compared to the prior year primarily due to the interest cost reduction realized from the August 2012 redemption of the 10.75% senior notes and the August 2013 redemption of the 8.125% senior notes, partially offset by the additional interest cost from the 7% senior notes issued in August 2012 and 2013.
Our debt balances and weighted-average cost of debt, excluding unamortized debt discounts of $33.0 million and including debt premium of $7.3 million, were $2.1 billion and 4.3%, respectively, as of December 31, 2014.
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
Equity in earnings of nonconsolidated affiliates
Equity in earnings of nonconsolidated affiliates increased $3.3 million during the year ended December 31, 2014 as compared to the prior year primarily due to impairment charges of $9.2 million recorded in 2013 related to investments in a concert promoter located in Europe and an ecommerce business, partially offset by lower earnings in 2014 on certain investments in the Concerts and Ticketing segments.
Equity in earnings of nonconsolidated affiliates decreased $9.1 million during the year ended December 31, 2013 as compared to the prior year primarily due to impairment charges of $9.2 million recorded in 2013 as discussed above.
Other expense, net
Other expense, net includes the impact of changes in foreign exchange rates of $28.9 million and $2.8 million in net losses for the years ended December 31, 2014 and 2013, respectively, and a net gain of $1.4 million for the year ended

December 31, 2012. The 2014 net loss was partially offset by a gain of $17.1 million recorded in connection with the consolidation of an artist management business that had been previously accounted for as an equity investment, due to a change in the governing agreements.
Income taxes
For the year ended December 31, 2014, we had a net tax expense of $4.6 million on a loss before income taxes of $99.8 million compared to a net tax expense of $30.9 million on a loss before income taxes of $5.1 million for 2013. In 2014, income tax expense primarily included $8.5 million related to tax expense for foreign entities and $7.0 million related to state and local income taxes partially offset by $12.9 million related to the reversal of valuation allowances in connection with certain acquisitions. The net decrease is due to a reduction in earnings in our foreign tax jurisdictions and the reversal of valuation allowances. These decreases were partially offset by increased state and local income taxes due to income in excess of available net operating loss carryforwards in certain states.
For the year ended December 31, 2013, we had a net tax expense of $30.9 million on a loss before income taxes of $5.1 million compared to a net tax expense of $29.7 million on a loss before income taxes of $132.2 million for 2012. In 2013, income tax expense primarily included $27.8 million related to tax expense for foreign entities and $3.9 million related to current state and local income taxes. The net increase in 2013 tax expense as compared to 2012 is principally due to higher earnings attributable to the 2012 acquisitions of foreign entities.
Net income (loss) attributable to noncontrolling interests
Net income (loss) attributable to noncontrolling interests decreased $21.0 million to a loss of $13.6 million during the year ended December 31, 2014 as compared to the prior year primarily due to the portion of the goodwill impairment attributable to noncontrolling interests partially offset by the prospective consolidation of, and improved operating results from, certain artist management companies.
Net income attributable to noncontrolling interests increased $6.0 million during the year ended December 31, 2013 as compared to the prior year primarily due to improved operating results from certain artist management businesses driven by an impairment in 2012 partially offset by lower operating results from certain concert promotion businesses.
Concerts Results of Operations
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Year Ended December 31,			% Change 2014 vs 2013	% Change 2013 vs 2012
	2014	2013	2012
	(in thousands)
Revenue	$4,726,877	$4,517,191	$3,870,371	5%	17%
Direct operating expenses	4,016,540	3,829,991	3,274,951	5%	17%
Selling, general and administrative expenses	666,475	632,614	569,570	5%	11%
Depreciation and amortization	115,088	132,386	145,552	(13)%	(9)%
Goodwill impairment	117,013	—	—	*	*
Gain on disposal of operating assets	(2,954)	(38,927)	(453)	*	*
Acquisition transaction expenses	5,171	723	847	*	*
Operating loss	$(190,456)	$(39,596)	$(120,096)	*	67%
Operating margin	(4.0)%	(0.9)%	(3.1)%
Adjusted operating income **	$50,547	$60,326	$31,364	(16)%	92%
_______

*	Percentages are not meaningful.
**	AOI is defined and reconciled to operating income (loss) below.

Year Ended 2014 Compared to Year Ended 2013
Concerts revenue increased $209.7 million, or 5%, during the year ended December 31, 2014 as compared to the prior year. Excluding the increase of $8.2 million related to the impact of changes in foreign exchange rates, revenue increased $201.5 million, or 4%, primarily due to more shows at North America stadiums and amphitheaters and increased North America festival activity offset by fewer events in international arenas and stadiums driven by less available touring content. Revenue was also impacted by incremental revenue of $48.1 million primarily from the acquisition of festival promoter businesses.
Concerts direct operating expenses increased $186.5 million, or 5%, during the year ended December 31, 2014 as compared to the prior year. Excluding the increase of $9.3 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $177.2 million, or 5%, primarily due to higher expenses associated with the increased show activity discussed above. In addition, we incurred incremental expenses of $50.6 million from the acquisitions noted above.
Concerts selling, general and administrative expenses increased $33.9 million, or 5%, during the year ended December 31, 2014 as compared to the prior year primarily due to higher compensation costs driven by annual salary increases and additional headcount along with a reduction in rent expense during 2013 due to the recognition of an incentive payment for early termination of a venue lease. In addition, we incurred incremental expenses of $8.6 million from the acquisitions noted above.
Concerts depreciation and amortization decreased $17.3 million, or 13%, during the year ended December 31, 2014 as compared to the prior year primarily due to higher impairment charges and amortization acceleration of certain intangible assets recorded during 2013. We recorded impairment charges of $8.6 million in 2013 primarily associated with venue management and leasehold intangible assets when it was determined that the estimated undiscounted cash flows associated with the respective intangible asset was less than its carrying value. In addition, in 2013 we accelerated $6.7 million of amortization associated with a change in the estimated useful lives of certain venue management and leasehold intangible assets. We did not record any significant impairment charges or accelerated amortization of long-lived assets during 2014.
Concerts recorded a goodwill impairment of $117.0 million related to our international concerts business. The impairment was recorded in the fourth quarter of 2014 in connection with our annual impairment test discussed in “—Critical Accounting Policies —Goodwill.”
Concerts gain on disposal of operating assets of $3.0 million for the year ended December 31, 2014 consists primarily of the final insurance recovery for storm damage to an amphitheater in New York during Hurricane Sandy in 2012. Concerts gain on disposal of operating assets of $38.9 million for the year ended December 31, 2013 was primarily due to a $24.8 million gain on the sale of a theater in New York and $14.1 million related to insurance recoveries from the storm damage discussed above.
Concerts acquisition transaction expenses increased $4.4 million for the year ended December 31, 2014 as compared to the prior year primarily due to costs associated with our acquisition of a festival and concert promoter in the United States.
The increased operating loss for Concerts for the year ended December 31, 2014 was primarily driven by the goodwill impairment, lower gain on disposal of operating assets, higher selling, general and administrative expenses and lower results from our international business. These decreases were partially offset by increased North America show activity.
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
Concerts direct operating expenses increased $555.0 million, or 17%, during the year ended December 31, 2013 as compared to the prior year partially due to incremental direct operating expenses of $162.1 million from acquisitions. In addition, we incurred higher expenses associated with the additional shows and attendance as discussed above. These increases were partially offset by lower costs due to reduced global touring activity.
Concerts selling, general and administrative expenses increased $63.0 million, or 11%, during the year ended December 31, 2013 as compared to the prior year primarily due to higher compensation costs associated with improved operating results and increased headcount along with incremental expenses of $8.4 million from the acquisitions noted above.
Concerts depreciation and amortization decreased $13.2 million, or 9%, during the year ended December 31, 2013 as compared to the prior year primarily due to higher impairments of intangible assets in 2012. We recorded impairment charges of $8.6 million in 2013 primarily associated with venue management and leasehold intangible assets as compared to impairment charges of $26.9 million in 2012 primarily related to revenue-generating contract intangibles. In each case, it was determined that the estimated undiscounted cash flows associated with the respective intangible asset was less than its carrying value. This decrease was partially offset by additional amortization associated with recent acquisitions and $6.7 million of accelerated amortization recorded in 2013 resulting from a change in the estimated useful life of certain venue management and leasehold intangible assets.
Concerts gain on disposal of operating assets of $38.9 million for the year ended December 31, 2013 is primarily due to a $24.8 million gain on sale of a theater in New York and $14.1 million of insurance recoveries for storm damage to an amphitheater in New York during Hurricane Sandy in 2012.
The decreased operating loss for Concerts for the year ended December 31, 2013 was primarily driven by more shows and higher average attendance, reduced amortization expense and the gain on disposal of operating assets. These increases were partially offset by higher compensation costs related to the improved operating results.
Ticketing Results of Operations
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Year Ended December 31,			% Change 2014 vs 2013	% Change 2013 vs 2012
	2014	2013	2012
	(in thousands)
Revenue	$1,557,254	$1,407,817	$1,374,049	11%	2%
Direct operating expenses	763,280	672,221	651,055	14%	3%
Selling, general and administrative expenses	471,982	442,788	434,310	7%	2%
Depreciation and amortization	204,901	190,801	165,947	7%	15%
Gain on disposal of operating assets	(1,583)	(4)	(225)	*	*
Acquisition transaction expenses	1,381	245	153	*	*
Operating income	$117,293	$101,766	$122,809	15%	(17)%
Operating margin	7.5%	7.2%	8.9%
Adjusted operating income **	$326,121	$298,121	$294,625	9%	1%

_________________

*	Percentages are not meaningful.
**	AOI is defined and reconciled to operating income (loss) below.
Year Ended 2014 Compared to Year Ended 2013
Ticketing revenue increased $149.4 million, or 11%, during the year ended December 31, 2014 as compared to the prior year. Excluding the decrease of $11.2 million related to the impact of changes in foreign exchange rates, revenue increased $160.6 million, or 11%, primarily due to increased primary ticket sales and fees along with higher domestic resale ticket fees driven by growth in concert and professional sports ticket sales as a result of the continuing success of our TM+ resale product.
Ticketing direct operating expenses increased $91.1 million, or 14%, during the year ended December 31, 2014 as compared to the prior year. Excluding the decrease of $5.2 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $96.3 million, or 14%, primarily due to higher costs associated with the increased primary and resale ticket sales discussed above partially offset by a legal settlement received in 2014.
Ticketing selling, general and administrative expenses increased $29.2 million, or 7%, during the year ended December 31, 2014 as compared to the prior year primarily due to higher compensation costs associated with annual salary increases and legal settlements received from insurance carriers in 2013.
Ticketing depreciation and amortization increased $14.1 million, or 7%, during the year ended December 31, 2014 as compared to the prior year primarily due to increased depreciation from continued investment in our technology platform and higher amortization associated with the impairment of certain intangible assets. In 2014, we recorded impairment charges of $9.2 million associated with an indefinite-lived intangible trade name in connection with the decision to rebrand certain markets that were not currently using the Ticketmaster trade name along with the impairment of certain technology intangible assets as it was determined that the estimated undiscounted cash flows associated with the respective intangible asset were less than their carrying value.
Ticketing operating income increased for the year ended December 31, 2014 primarily due to increased domestic primary and resale ticket revenue partially offset by higher compensation costs and increased depreciation and amortization.
Year Ended 2013 Compared to Year Ended 2012
Ticketing revenue increased $33.8 million, or 2%, during the year ended December 31, 2013 as compared to the prior year primarily due to higher domestic primary and resale ticket volumes partially offset by a reduction in fees associated with the 2012 Olympics and lower domestic primary ticket fees resulting from the mix of fee structures on certain domestic primary ticket arrangements.
Ticketing direct operating expenses increased $21.2 million, or 3%, during the year ended December 31, 2013 as compared to the prior year primarily due to costs related to the higher ticket volumes discussed above. These increases were partially offset by a reduction in expenses associated with the 2012 Olympics and the change in fee structure noted above.
Ticketing selling, general and administrative expenses increased $8.5 million, or 2%, during the year ended December 31, 2013 as compared to the prior year primarily due to increased compensation costs driven by the re-platforming of our ticketing systems and increased costs associated with the renewal of certain sports league ticketing agreements. These increases were partially offset by legal settlements received from insurance carriers in 2013.
Ticketing depreciation and amortization increased $24.9 million, or 15%, during the year ended December 31, 2013 as compared to the prior year primarily due to higher amortization of non-recoupable contract advances associated with an increase in the amount of advances paid in 2013 as compared to the completion of the amortization related to several contracts in the prior year.
Ticketing operating income decreased for the year ended December 31, 2013 primarily due to increased compensation expenses associated with the re-platforming of our ticketing systems, increased amortization of contract advances and the reduction due to the 2012 Olympics. These decreases were partially offset by increases in primary and resale ticket volumes.
Artist Nation Results of Operations
Our Artist Nation segment operating results were, and discussions of significant variances are, as follows:

	Year Ended December 31,			% Change 2014 vs 2013	% Change 2013 vs 2012
	2014	2013	2012
	(in thousands)
Revenue	$389,437	$352,947	$399,940	10%	(12)%
Direct operating expenses	212,302	218,113	263,896	(3)%	(17)%
Selling, general and administrative expenses	138,066	103,304	99,786	34%	4%
Depreciation and amortization	43,343	42,613	115,696	2%	(63)%
Goodwill impairment	17,948	—	—	*	*
Loss (gain) on disposal of operating assets	34	665	(42)	*	*
Acquisition transaction expenses	566	3	1,163	*	*
Operating loss	$(22,822)	$(11,751)	$(80,559)	(94)%	85%
Operating margin	(5.9)%	(3.3)%	(20.1)%
Adjusted operating income **	$48,063	$32,084	$38,134	50%	(16)%

_______

*	Percentages are not meaningful.
**	AOI is defined and reconciled to operating income (loss) below.
Year Ended 2014 Compared to Year Ended 2013
Artist Nation revenue increased $36.5 million, or 10%, during the year ended December 31, 2014 as compared to the prior year primarily due to incremental revenue of $27.3 million resulting from the acquisition or prospective consolidation of various artist management companies. In addition, revenue increased due to higher management commissions and the expansion of production management projects. These increases were partially offset by a reduction in VIP ticket revenue due to the decision by the Concerts segment in July 2013 to expand their premium ticket packages and no longer outsource this service to Artist Nation.
Artist Nation direct operating expenses decreased $5.8 million, or 3%, during the year ended December 31, 2014 as compared to the prior year primarily due to a reduction in costs associated with the VIP ticket program discontinuation partially offset by increased costs related to the production management activity as discussed above.
Artist Nation selling, general and administrative expenses increased $34.8 million, or 34%, during the year ended December 31, 2014 as compared to the prior year primarily due to higher compensation and non-cash compensation expenses in the management business along with incremental expenses of $10.8 million resulting from the acquisitions and prospective consolidations discussed above.
Artist Nation depreciation and amortization increased $0.7 million, or 2%, during the year ended December 31, 2014 as compared to the prior year resulting primarily from an impairment charge of $6.1 million related to a client/vendor relationship intangible in the management business as it was determined that the estimated undiscounted cash flows associated with the respective intangible asset were less than their carrying value. The increase was partially offset by lower amortization from certain intangible assets that became fully amortized in 2013.
Artist Nation recorded a goodwill impairment of $17.9 million related to our artist services (non-management) business. The impairment was recorded in the fourth quarter of 2014 in connection with our annual impairment test discussed in “—Critical Accounting Policies —Goodwill”
The increased operating loss for Artist Nation for the year ended December 31, 2014 was primarily driven by the goodwill impairment. This was partially offset by higher management commissions and the acquisition or prospective consolidation of various artist management companies.
Year Ended 2013 Compared to Year Ended 2012
Artist Nation revenue decreased $47.0 million, or 12%, during the year ended December 31, 2013 as compared to the prior year primarily from the decision by the Concerts segment in July 2013 to expand their premium ticket packages and no longer outsource VIP ticket sales to Artist Nation along with a reduction in management revenue due to the departure of certain artist managers. This decrease was partially offset by incremental revenue of $5.2 million resulting from the acquisition of a production services company in July 2012 along with several artist management companies.
Artist Nation direct operating expenses decreased $45.8 million, or 17%, during the year ended December 31, 2013 as compared to the prior year primarily due to a reduction in costs associated with the VIP ticket program discontinuation discussed above.
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
The decreased operating loss for Artist Nation for the year ended December 31, 2013 was primarily driven by the lower amortization expense.

Sponsorship & Advertising Results of Operations
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Year Ended December 31,			% Change 2014 vs 2013	% Change 2013 vs 2012
	2014	2013	2012
	(in thousands)
Revenue	$300,279	$284,692	$247,921	5%	15%
Direct operating expenses	37,973	45,021	34,738	(16)%	30%
Selling, general and administrative expenses	50,292	45,618	38,198	10%	19%
Depreciation and amortization	4,281	2,351	1,187	82%	*
Acquisition transaction expenses	—	64	—	*	*
Operating income	$207,733	$191,638	$173,798	8%	10%
Operating margin	69.2%	67.3%	70.1%
Adjusted operating income **	$213,410	$194,807	$175,619	10%	11%
_______

*	Percentages are not meaningful.
**	AOI is defined and reconciled to operating income (loss) below.
Year Ended 2014 Compared to Year Ended 2013
Sponsorship & Advertising revenue increased $15.6 million, or 5%, during the year ended December 31, 2014 as compared to the prior year. Excluding the increase of $1.9 million related to the impact of changes in foreign exchange rates, revenue increased $13.7 million, or 5%, primarily due to higher domestic online advertising and new, or expansion of existing, domestic sponsorship agreements along with incremental revenue of $4.2 million from the acquisition of various festival businesses. These increases were partially offset by lower international festival sponsorships.
Sponsorship & Advertising direct operating expenses decreased $7.0 million, or 16%, during the year ended December 31, 2014 as compared to the prior year primarily driven by lower fulfillment costs on certain sponsorship agreements and lower costs associated with the reduction in international festival sponsorships.
Sponsorship & Advertising selling, general and administrative expenses increased $4.7 million, or 10%, during the year ended December 31, 2014 as compared to the prior year primarily due to higher compensation costs from increased headcount to drive additional sales in future periods.
Sponsorship & Advertising depreciation and amortization increased $1.9 million, or 82%, during the year ended December 31, 2014 as compared to the prior year primarily due to incremental amortization related to certain intangible assets associated with the acquisitions discussed above.
The increased operating income for the year ended December 31, 2014 was primarily due to increased domestic online advertising and sponsorship programs.
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
The following table sets forth the reconciliation of adjusted operating income (loss) to operating income (loss):

	Adjusted operating income (loss)	Non-cash and stock- based compensation expense	Loss (gain) on disposal of operating assets	Depreciation and amortization	Goodwill impairment	Acquisition expenses	Operating income (loss)
			(in thousands)
2014
Concerts	$50,547	$6,685	$(2,954)	$115,088	$117,013	$5,171	$(190,456)
Ticketing	326,121	4,129	(1,583)	204,901	—	1,381	117,293
Artist Nation	48,063	8,994	34	43,343	17,948	566	(22,822)
Sponsorship & Advertising	213,410	1,396	—	4,281	—	—	207,733
Other and Eliminations	(102)	—	(29)	(2,062)	—	38	1,951
Corporate	(83,175)	17,825	38	2,592	—	2,905	(106,535)
Total	$554,864	$39,029	$(4,494)	$368,143	$134,961	$10,061	$7,164
2013
Concerts	$60,326	$5,740	$(38,927)	$132,386	$—	$723	$(39,596)
Ticketing	298,121	5,313	(4)	190,801	—	245	101,766
Artist Nation	32,084	554	665	42,613	—	3	(11,751)
Sponsorship & Advertising	194,807	754	—	2,351	—	64	191,638
Other and Eliminations	(1,829)	—	7	(1,839)	—	—	3
Corporate	(78,331)	16,054	—	2,611	—	5,404	(102,400)
Total	$505,178	$28,415	$(38,259)	$368,923	$—	$6,439	$139,660
2012
Concerts	$31,364	$5,514	$(453)	$145,552	$—	$847	$(120,096)
Ticketing	294,625	6,273	(225)	165,947	—	(179)	122,809
Artist Nation	38,134	1,876	(42)	115,696	—	1,163	(80,559)
Sponsorship & Advertising	175,619	634	—	1,187	—	—	173,798
Other and Eliminations	(1,639)	—	206	(1,654)	—	—	(191)
Corporate	(78,965)	22,766	—	2,829	—	12,840	(117,400)
Total	$459,138	$37,063	$(514)	$429,557	$—	$14,671	$(21,639)

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
Our balance sheet reflects cash and cash equivalents of $1.4 billion at December 31, 2014 and $1.3 billion at December 31, 2013. Included in the December 31, 2014 and 2013 cash and cash equivalents balance is $533.8 million and $538.4 million, respectively, of cash received that includes the face value of tickets sold on behalf of clients and the clients’ share of convenience and order processing charges, or client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to clients on a regular basis. Our foreign subsidiaries held approximately $477.1 million in cash and cash equivalents, excluding client cash, at December 31, 2014. We do not intend to repatriate these funds, but if we did, we would need to accrue and pay United States federal and state income taxes on any future repatriations, net of applicable foreign tax credits. We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is ninety days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects current and long-term debt of $2.1 billion at December 31, 2014 and $1.8 billion at December 31, 2013. Our weighted-average cost of debt, excluding the debt discounts and including the debt premium on our term loans and notes, was 4.3% at December 31, 2014.
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

Sources of Cash
Senior Secured Credit Facility
At December 31, 2014, our senior secured credit facility consisted of (i) a $115 million term loan A, (ii) a $950 million term loan B and (iii) a $335 million revolving credit facility. In addition, subject to certain conditions, we have the right to increase the facility by at least $450 million or a greater amount so long as the senior secured leverage ratio calculated on a pro-forma basis (as defined in the credit agreement) is no greater than 3.25x. The revolving credit facility provides for borrowings up to the amount of the facility with sublimits of up to (i) $150 million to be available for the issuance of letters of credit, (ii) $50 million to be available for swingline loans and (iii) $150 million to be available for borrowings in Euros or British Pounds and (iv) $50 million to be available for borrowings in one or more other approved currencies. The senior secured credit facility is secured by a first priority lien on substantially all of our tangible and intangible personal property and the domestic subsidiaries that are guarantors, and by a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of our direct and indirect domestic subsidiaries and 65% of each class of capital stock of any first-tier foreign subsidiaries.
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
For the term loan A, we are required to make quarterly payments increasing over time from $2.9 million to $13.8 million with the balance due at maturity in August 2018. For the term loan B, we are required to make quarterly payments of $2.4 million with the balance due at maturity in August 2020. The revolving credit facility matures in August 2018. We are also required to make mandatory prepayments of the loans under the credit agreement, subject to specified exceptions, from excess cash flow, and with the proceeds of asset sales, debt issuances and specified other events.
During the year ended December 31, 2014, we made principal payments totaling $18.1 million primarily on these term loans. At December 31, 2014, the outstanding balances on these term loans, net of discounts, were $1.0 billion. There were no borrowings under the revolving credit facility as of December 31, 2014. Based on our letters of credit of $62.0 million, $273.0 million was available for future borrowings.
7% Senior Notes
In August 2013, we issued an additional $200 million principal amount of notes under the indenture governing our existing 7% senior notes due 2020 with a $9.0 million premium, which increased the total principal amount of such notes outstanding to $425 million. Interest on the notes is payable semi-annually in arrears on March 1 and September 1 of each year and the notes will mature on September 1, 2020. We may redeem some or all of the notes at any time prior to September 1, 2016 at a price equal to 100% of the aggregate principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium using a discount rate equal to the treasury rate plus 50 basis points. We may also redeem up to 35% of the notes from the proceeds of certain equity offerings prior to September 1, 2015, at a price equal to 107% of the principal amount, plus any accrued and unpaid interest. In addition, on or after September 1, 2016, we may redeem at our option some or all of the notes at redemption prices that start at 103.5% of their principal amount, plus any accrued and unpaid interest to the date of redemption. We must make an offer to redeem the notes at 101% of the aggregate principal amount, plus any accrued and unpaid interest to the repurchase date, if we experience certain defined changes of control.
Proceeds from the issuance of the additional 7% senior notes and refinancing of our senior secured credit facility, excluding the outstanding principal amounts for lenders who elected to convert their outstanding term loans, of $802.2 million were used to repay $472.5 million principal amount of our outstanding borrowings under our then existing senior secured credit facility, to repay all of our outstanding 8.125% senior notes due 2018 with a principal amount of $250 million and to pay the related ‘make-whole’ premium on these senior notes and total accrued interest and fees of $35.3 million along with related fees and expenses for the refinancing of $22.0 million, leaving $22.4 million in additional cash for general corporate purposes. We recorded $36.3 million as a loss on extinguishment of debt related to this refinancing in 2013.

5.375% Senior Notes
In May 2014, we issued $250 million of 5.375% senior notes due 2022. Interest on the notes is payable semi-annually in arrears on June 15 and December 15, beginning December 15, 2014, and the notes will mature in June 2022. We may redeem some or all of the notes at any time prior to June 15, 2017 at a price equal to 100% of the principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium. We may also redeem up to 35% of the aggregate principal amount of the notes from the proceeds of certain equity offerings prior to June 15, 2017, at a price equal to 105.375% of the principal amount, plus any accrued and unpaid interest. In addition, on or after June 15, 2017, we may redeem at our option some or all of the notes at redemption prices that start at 104.0313% of their principal amount, plus any accrued and unpaid interest to the date of redemption. We must make an offer to redeem the notes at 101% of the aggregate principal amount, plus any accrued and unpaid interest to the repurchase date, if we experience certain defined changes of control.
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
Extinguishment of Debt
In July 2014, the holders of $29.3 million in aggregate outstanding principal of the 2.875% convertible senior notes exercised their right to redeem their notes for cash and in late September 2014, pursuant to our option under the indenture governing the notes, we redeemed the remaining outstanding notes using the net proceeds from the issuances of our 5.375% senior notes and our 2.5% convertible senior notes. In addition to redeeming the principal amount of $220 million of the notes, we paid total accrued interest of $1.1 million and related fees and expenses of $0.2 million, leaving $293.9 million in additional cash available for general corporate purposes. The loss on extinguishment of debt in 2014 related to the redemption of the 2.875% convertible senior notes was not significant.
Debt Covenants
Our amended senior secured credit facility contains a number of covenants and restrictions that, among other things, requires us to satisfy certain financial covenants and restricts our and our subsidiaries’ ability to incur additional debt, make certain investments and acquisitions, repurchase our stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets, merge or consolidate, and pay dividends and make distributions (with the exception of subsidiary dividends or distributions to the parent company or other subsidiaries on at least a pro-rata basis with any noncontrolling interest partners). Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the credit facility becoming immediately due and payable. The amended senior secured credit facility agreement has one covenant, measured quarterly, that relates to total leverage. The consolidated total leverage covenant requires us to maintain a ratio of consolidated total funded debt to consolidated EBITDA (both as defined in the amended credit agreement) of 5.0x over the trailing four consecutive quarters through September 30, 2015. The consolidated total leverage ratio will reduce to 4.75x on December 31, 2015 and 4.50x on December 31, 2016.
The indentures governing our 7% senior notes and 5.375% senior notes contain covenants that limit, among other things, our ability and the ability of our restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make certain distributions, investments and other restricted payments, sell certain assets, agree to any restrictions on the ability of restricted subsidiaries to make payments to us, merge, consolidate or sell all of our assets, create certain liens, and engage in transactions with affiliates on terms that are not arms-length. Certain covenants, including those pertaining to incurrence of indebtedness, restricted payments, asset sales, mergers and transactions with affiliates will be suspended during any period in which the notes are rated investment grade by both rating agencies and no default or event of default under the indenture has occurred and is continuing. The 7% senior notes and the 5.375% senior notes contain two incurrence-based financial covenants, as defined, requiring a minimum fixed charge coverage ratio of 2.0x and a maximum secured indebtedness leverage ratio of 3.25x for the 7% senior notes and 3.5x for the 5.375% senior notes.

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
As of December 31, 2014, we believe we were in compliance with all of our debt covenants. We expect to remain in compliance with all of our debt covenants throughout 2015.
Disposals of Assets
During 2013 we received $82.6 million of proceeds primarily related to the sale of a theater in New York and insurance recoveries for storm damage sustained to an amphitheater located in New York. There were no significant disposals of operating assets in 2014 and 2012.
Stock Option Exercises
During 2014 and 2013 we received $21.8 million and $85.1 million, respectively, of proceeds from the exercise of stock options. There were no significant stock option exercises during 2012.
Uses of Cash
Acquisitions
When we make acquisitions, the acquired entity may have cash on its balance sheet at the time of acquisition. All amounts discussed in this section are presented net of any cash acquired. During 2014, we used $210.2 million of cash primarily for acquisitions of a controlling interest in a festival and concert promoter located in the United States in our Concerts and Sponsorship & Advertising segments and three acquisitions of artist management businesses located in the United States in our Artist Nation segment.
During 2013, we used $93.5 million of cash primarily for acquisitions of controlling interests in festival promoters located in the United States and the United Kingdom, both in our Concerts segment, along with the acquisition in our Artist Nation segment of an artist management business located in the United Kingdom.
During 2012, we used $75.6 million of cash primarily for acquisitions in our Concerts segment of a controlling interest in a concert promoter located in Australia and two festival promoters located in the United States and the United Kingdom.
Intangibles
During 2012, we used $14.6 million of cash primarily related to the purchase of rights to a festival in Europe. There was no significant use of cash to purchase intangible assets during 2014 and 2013.
Purchases of Noncontrolling Interests
During 2013, we used $50.9 million of cash primarily for the acquisition of the remaining equity interest in a company that owns the 3Arena in Ireland. There were no significant acquisitions of noncontrolling interests during 2014 and 2012.
Deferred and Contingent Consideration
We used $10.6 million of cash to settle deferred and contingent consideration liabilities for certain past acquisitions during 2012. There were no significant payments during 2014 and 2013.
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
Our capital expenditures, including accruals but excluding expenditures funded by outside parties such as landlords or replacements funded by insurance companies, consisted of the following:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Maintenance capital expenditures	$60,320	$59,645	$62,962
Revenue generating capital expenditures	73,476	56,732	60,255
Total capital expenditures	$133,796	$116,377	$123,217
Revenue generating capital expenditures for 2014 increased from the prior year primarily due to an increase in venue-related projects and higher investments in technology and development of innovative new products.
Revenue generating capital expenditures for 2013 decreased from the prior year primarily due to reduced expenditures related to the re-platforming of our ticketing system and other ticketing products.
For the years ended December 31, 2014, 2013 and 2012, $4.4 million, $24.7 million and $1.2 million, respectively, of insurance proceeds and landlord reimbursements have been excluded from capital expenditures in the table above. Included in this total for 2013, is $18.5 million of insurance proceeds, excluded from revenue generating capital expenditures, to restore an amphitheater in New York that sustained storm damage.
We currently expect capital expenditures to be approximately $145 million for the year ending December 31, 2015.
Contractual Obligations and Commitments
Firm Commitments
In addition to the scheduled maturities on our debt, we have future cash obligations under various types of contracts. We lease office space, certain equipment and many of the venues used in our concert operations under long-term operating leases. Some of our lease agreements contain renewal options and annual rental escalation clauses (generally tied to the consumer price index), as well as provisions for our payment of utilities and maintenance. We also have minimum payments associated with non-cancelable contracts related to our operations such as artist guarantee contracts and client ticketing agreements. As part of our ongoing capital projects, we will enter into construction-related commitments for future capital expenditure work. The scheduled maturities discussed below represent contractual obligations as of December 31, 2014 and thus do not represent all expected expenditures for those periods.
The scheduled maturities of our outstanding long-term debt (excluding unamortized debt discounts and premium), future minimum rental commitments under non-cancelable lease agreements, minimum payments under other non-cancelable contracts, capital expenditure commitments and expected payments of contingent consideration liabilities as of December 31, 2014 are as follows:

	Payments Due by Period
					2020 and
	Total	2015	2016-2017	2018-2019	thereafter
	(in thousands)
Long-term debt obligations, including current maturities:
Term loans and revolving credit facility	$1,043,062	$21,000	$69,600	$61,837	$890,625
7% senior notes	425,000	—	—	—	425,000
2.5% convertible senior notes (1)	275,000	—	—	275,000	—
5.375% senior note	250,000	—	—		250,000
Other long-term debt	96,031	26,485	31,242	10,011	28,293

Estimated interest payments (2)	504,278	90,828	173,918	161,060	78,472
Non-cancelable operating leases (3)	2,240,542	135,816	264,831	229,724	1,610,171
Non-cancelable contracts (3)	1,392,307	877,072	427,777	77,340	10,118
Capital expenditures	10,107	9,807	50	—	250
Contingent and deferred consideration	25,951	1,703	21,850	2,398	—
Total	$6,262,278	$1,162,711	$989,268	$817,370	$3,292,929

(1) On or after November 2018, holders may convert their 2.5% convertible senior notes.
(2) Does not include interest on the revolving credit facility as the balance was zero as of December 31, 2014.
(3) Commitment amounts for non-cancelable operating leases and non-cancelable contracts which stipulate an increase in the commitment amount based on an inflationary index have been estimated using an inflation factor of 2.4% for North America, 3.3% for the United Kingdom and 1.8% for the Netherlands.
_____________
During 2006, in connection with our acquisition of the Historic Theatre Group, we guaranteed obligations related to a lease agreement. In the event of default, we could be liable for obligations which have future lease payments (undiscounted) of approximately $20.0 million through the end of 2035 which are not reflected in the table above. The scheduled future minimum rentals for this lease for the years 2015 through 2019 are $1.6 million each year. The venues under the lease agreement were included in the sale of our North American theatrical business in 2008. The buyer assumed our obligations under the guaranty, however we remain contingently liable to the lessor. We believe that the likelihood of a material liability being triggered under this lease is remote, and no liability has been accrued for these contingent lease obligations as of December 31, 2014.
Aggregate minimum rentals of $70.5 million to be received in years 2015 through 2023 under non-cancelable subleases are excluded from the commitment amounts in the above table.
Guarantees of Third-Party Obligations
As of December 31, 2014 and 2013, we guaranteed the debt of third parties of approximately $13.1 million, in each respective year, primarily related to maximum credit limits on employee and tour-related credit cards and obligations under a venue management agreement.
Cash Flows

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cash provided by (used in):
Operating activities	$269,409	$417,472	$367,098
Investing activities	$(384,294)	$(143,663)	$(203,791)
Financing activities	$240,864	$32,984	$(19,891)
Operating Activities
Year Ended 2014 Compared to Year Ended 2013
Cash provided by operating activities was $269.4 million for the year ended December 31, 2014, compared to $417.5 million for the year ended December 31, 2013. The $148.1 million decrease in cash provided by operating activities resulted primarily from net changes in the event-related operating accounts which are dependent on the timing of ticket sales along with the size and number of future events. During 2014, this change was primarily due to an increase in prepaid event-related expenses driven by the timing of artist advances. Partially offsetting this use of operating cash was an increase in the cash portion of net income driven by growth in operating results in 2014.
Year Ended 2013 Compared to Year Ended 2012
Cash provided by operating activities was $417.5 million for the year ended December 31, 2013, compared to $367.1 million for the year ended December 31, 2012. The $50.4 million increase in cash provided by operating activities resulted primarily from an increase in the cash-related portion of net income driven by our improved operating results in 2013. In addition, we had higher collections of accounts receivable and also benefited from increases in accrued expenses in 2013 as compared to the prior year.
Investing Activities
Year Ended 2014 Compared to Year Ended 2013
Cash used in investing activities was $384.3 million for the year ended December 31, 2014, compared to $143.7 million for the year ended December 31, 2013. The $240.6 million increase in cash used in investing activities is primarily due to higher payments for acquisitions and lower proceeds received from the disposal of operating assets as compared to the prior year. See “—Sources of Cash” and “—Uses of Cash” above for further discussion.

Year Ended 2013 Compared to Year Ended 2012
Cash used in investing activities was $143.7 million for the year ended December 31, 2013, compared to $203.8 million for the year ended December 31, 2012. The $60.1 million decrease in cash used in investing activities is primarily due to higher proceeds received from the disposal of operating assets in 2013 as compared to the prior year. See “—Sources of Cash” above for further discussion.
Financing Activities
Year Ended 2014 Compared to Year Ended 2013
Cash provided by financing activities was $240.9 million for the year ended December 31, 2014, compared to $33.0 million for the year ended December 31, 2013. The $207.9 million increase in cash provided by financing activities is primarily a result of higher net proceeds from the issuance of the 5.375% senior notes and 2.5% convertible senior notes after repayment of the 2.875% convertible senior notes and lower payments for purchases of noncontrolling interests partially offset by lower proceeds from the exercise of stock options in 2014 as compared to the prior year.
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
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not operate in any hyper-inflationary countries. Excluding the goodwill impairment, our foreign operations reported operating income of $85.9 million for the year ended December 31, 2014. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the year ended December 31, 2014 by $8.6 million. As of December 31, 2014, our most significant foreign exchange exposure included the Euro, British Pound, Australian Dollar and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities.
We primarily use forward currency contracts in addition to options to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. We also may enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At December 31, 2014, we had forward currency contracts and options outstanding with a notional amount of $63.3 million.

Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $2.1 billion of total debt, net of unamortized discounts and premium, outstanding as of December 31, 2014. Of the total amount, taking into consideration existing interest rate hedges, we had $1.0 billion of fixed-rate debt and $1.1 billion of floating-rate debt.
Based on the amount of our floating-rate debt as of December 31, 2014, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $2.6 million when the floor rate is not applicable. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of December 31, 2014 with no subsequent change in rates for the remainder of the period.
At December 31, 2014, we have an interest rate swap agreement that is designated as a cash flow hedge for accounting purposes. The interest rate swap had a notional amount of $6.8 million at December 31, 2014, to effectively convert a portion of our floating-rate debt to a fixed-rate basis, and expires in May 2015. The fair value of this agreement at December 31, 2014 was not significant. This agreement was put into place to reduce the variability of the cash flows from the interest payments related to certain financing.
We have two interest rate swap agreements with a $22.5 million aggregate notional amount at December 31, 2014, that effectively convert a portion of our floating-rate debt to a fixed-rate basis. Both agreements expire in December 2015. These interest rate swap agreements have not been designated as hedging instruments. Therefore, any change in fair value is recorded in earnings during the period of the change.
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
In February 2015, the FASB issued new guidance for evaluating whether a reporting organization should consolidate certain legal entities. This guidance is effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted. The guidance should be applied either using a modified retrospective approach or retrospectively. We will adopt this standard on January 1, 2016, and we are currently assessing which implementation method we will apply and the impact its adoption will have on our financial position and results of operations.
Critical Accounting Policies and Estimates
The preparation of our financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates that are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of revenue and expenses that are not readily apparent from other sources. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such difference could be material. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. The following narrative describes these critical accounting estimates, the judgments and assumptions and the effect if actual results differ from these assumptions where applicable.
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
Business Combinations
We account for our business combinations under the acquisition method of accounting. Identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree are recognized and measured as of the acquisition date at fair value. Additionally, contingent consideration is recorded at fair value on the acquisition date and classified as a liability. Goodwill is recognized to the extent by which the aggregate of the acquisition-date fair value of the consideration transferred and any noncontrolling interest in the acquiree exceeds the recognized basis of the identifiable assets acquired, net of assumed liabilities. Determining the fair value of assets acquired, liabilities assumed and noncontrolling interest requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates and asset lives among other items.
Property, Plant and Equipment
We test for possible impairment of property, plant and equipment whenever events or circumstances change, such as a current period operating cash flow loss combined with a history of, or projected, operating cash flow losses or a significant adverse change in the manner in which the asset is intended to be used, which may indicate that the carrying amount of the asset may not be recoverable. If indicators exist, we compare the estimated undiscounted future cash flows related to the assets to the carrying amount of those assets. If the carrying value is greater than the estimated undiscounted future cash flows, the cost basis of the asset is reduced to reflect the current fair value. We use various assumptions in determining the current fair value of these assets, including future expected cash flows and discount rates, as well as future salvage values and other fair value measures. Our impairment loss calculations require us to apply judgment in estimating future cash flows, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.
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
We use various assumptions in determining the current fair value of these definite-lived and indefinite-lived intangible assets, including future expected cash flows and discount rates, as well as other fair value measures. For intangibles related to artist rights, we use assumptions about future revenue and operating income for the rights acquired. These projections are based on information about the artists’ past results and expectations about future results. Our impairment loss calculations require us to apply judgment in estimating future cash flows, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.
If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results of operations.
Goodwill
We currently have seven reporting units with goodwill balances: International Concerts and North American Concerts within the Concerts segment; Artist Management and Artist Services (non-management) within the Artist Nation segment; International Ticketing and North American Ticketing within the Ticketing segment; and Sponsorship & Advertising.
We review goodwill for impairment annually, as of October 1, using a three-step process. We also test goodwill for impairment in other periods if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount or when we change our operating segments or reporting units.
The first step is a qualitative evaluation as to whether it is more likely than not that the fair value of any of our reporting units is less than its carrying value using an assessment of relevant events and circumstances. Examples of such events and circumstances include historical financial performance, industry and market conditions, macroeconomic conditions, reporting unit-specific events, historical results of goodwill impairment testing and the timing of the last performance of a quantitative assessment. If any reporting units are concluded to be more likely than not impaired, or if that conclusion cannot be determined qualitatively, a second step is performed for that reporting unit. Regardless, all reporting units undergo a second step at least once every five years. This second step, used to quantitatively screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The third step, employed for any reporting unit that fails the second step, is used to measure the amount of any potential impairment and compares the implied fair value of the reporting unit’s goodwill with the carrying amount of goodwill. If a reporting unit’s carrying value is negative, we do not follow this three step process. In this case, a qualitative evaluation is performed to determine whether it is more likely than not that the reporting unit’s goodwill is impaired. If it is, the comparison of the implied fair value of the reporting unit’s goodwill with the carrying amount of goodwill described above is performed. In all three steps, discount rates, market multiples and sensitivity tests are derived and/or computed with the assistance of external valuation consultants.
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
In developing fair values for our reporting units, we may employ a market multiple or a discounted cash flow methodology, or a combination thereof. The market multiple methodology compares us to similar companies on the basis of risk characteristics to determine our risk profile relative to those companies as a group. This analysis generally focuses on both quantitative considerations, which include financial performance and other quantifiable data, and qualitative considerations, which include any factors which are expected to impact future financial performance. The most significant assumptions affecting the market multiple methodology are the market multiples and control premium. A control premium represents the additional value an investor would pay in order to obtain a controlling interest in the respective company.
The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. It is important to note that items such as depreciation, amortization and stock-based compensation expense are not part of cash flows which is more akin to our adjusted operating income metric. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The discounted cash flow methodology uses our estimates of future financial performance. The most significant assumptions used in the discounted cash flow methodology are the discount rate, the attrition rate and expected future revenue, which vary among reporting units.
If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results of operations.
We perform sensitivity analyses when the most likely result is unclear in the first step and for both the second and third steps in our process. Generally, we test for sensitivities to discount rate, revenue growth, market multiples and customer attrition, which are the most significant assumptions. We did not identify any reporting units with sensitivity test results that would change our first step conclusions. The reporting units that did not advance to the second step each had a significant excess of fair value over their carrying value in the most recent quantitative tests, outperformed their recent financial expectations, and/or had improvement in their discount rates and market multiples. Although we cannot predict future performance or market conditions, we do not currently believe that any of these reporting units are at risk of failing the second step in the near future.
The North American Concerts and Artist Management reporting units did advance to the second step, but did not advance to the third step and their excess of fair value over carrying value ranged from 22% to 37%. Both of these reporting units had outperformed their recent financial expectations and had improvement in their discount rates. North American Concerts had improvement in its market multiple whereas Artist Management had a slight decline. Sensitivity tests on North American Concerts showed that a 300 basis point change in the discount rate was needed to change the conclusion. It was not sensitive to revenue growth rate, market multiple or control premium changes. Artist Management showed a 150 basis point change in the discount rate or a 40% decline in the revenue growth rate was needed to change the conclusion. It was not sensitive to market multiple or control premium changes. Given the amount of excess fair value over carrying value and the results of the sensitivity tests performed, although we cannot predict future performance or market conditions, we do not currently believe these two reporting units are at risk of failing the second step in the near future.
Both the International Concerts and Artist Services (non-management) reporting units recorded goodwill impairments in the fourth quarter of 2014. Both of these reporting units did not meet their financial expectations in the current year, and for Artist Services, the market multiple decreased slightly. Offsetting these changes were improved discount rates for both reporting units and an increase in the market multiple for International Concerts. Although both reporting units failed the second step by only 6% or less and showed some sensitivity to the discount rate, revenue growth and market multiples, such that it would not take a large change in some of these assumptions to pass the second step, it was concluded that they should advance to the third step. Sensitivities were performed for the third step; however, those assumptions tested needed more than a minor improvement to change the conclusion of impairment. After taking into consideration the impairment recorded in 2014, although we cannot predict future performance or market conditions, we do not currently believe these two reporting units are at risk of failing the second step in the near future.
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
Revenue from our ticketing operations primarily consists of convenience and order processing fees charged at the time a ticket for an event is sold and is recorded on a net basis (net of the face value of the ticket). For tickets sold for events at our owned or operated venues in the United States, and where we control the tickets internationally, revenue is recognized after the show occurs. Revenue for these ticket service charges collected in advance of the event is recorded as deferred revenue until the event occurs. These service charges will be shared between our Ticketing and Concerts segments. For tickets sold for events at third-party venues, this revenue is recognized at the time of the sale and is recorded by our Ticketing segment.
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
Income Taxes
We account for income taxes using the liability method in accordance with the FASB guidance for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if we believe it is more likely than not that some portion or the entire asset will not be realized. As almost all earnings from our continuing foreign operations are permanently reinvested and not distributed, our income tax provision does not include additional United States taxes on those foreign operations. The amount of earnings at December 31, 2014 that is permanently reinvested was approximately $1.1 billion. It is not practical to determine the amount of federal and state income taxes, if any, that might become due in the event that the earnings were distributed.

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
Ratio of Earnings to Fixed Charges
The ratio of earnings to fixed charges is as follows:

Year Ended December 31,
2014	2013	2012	2011	2010
*	*	*	*	*

*
For the years ended December 31, 2014, 2013, 2012, 2011 and 2010, fixed charges exceeded earnings from continuing operations before income taxes and fixed charges by $65.2 million, $6.0 million, $142.1 million, $104.4 million and $193.6 million, respectively.

The ratio of earnings to fixed charges was computed on a total company basis. Earnings represent income from continuing operations before income taxes less equity in undistributed net income (loss) of nonconsolidated affiliates plus fixed charges. Fixed charges represent interest, amortization of debt discounts, premium and expense and the estimated interest portion of rental charges. Rental charges exclude variable rent expense for events in third-party venues.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Required information is within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Live Nation Entertainment, Inc.
We have audited the accompanying consolidated balance sheets of Live Nation Entertainment, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Live Nation Entertainment, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Live Nation Entertainment, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 26, 2015

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$1,382,029	$1,299,184
Accounts receivable, less allowance of $17,489 and $19,850 in 2014 and 2013, respectively	419,301	439,151
Prepaid expenses	440,272	378,342
Other current assets	26,089	43,427
Total current assets	2,267,691	2,160,104
Property, plant and equipment
Land, buildings and improvements	808,116	816,931
Computer equipment and capitalized software	454,925	421,846
Furniture and other equipment	209,624	210,866
Construction in progress	78,111	52,883
	1,550,776	1,502,526
Less accumulated depreciation	855,439	795,726
	695,337	706,800
Intangible assets
Definite-lived intangible assets, net	682,713	676,564
Indefinite-lived intangible assets	369,480	376,736
Goodwill	1,479,037	1,466,983
Other long-term assets	494,103	296,334
Total assets	$5,988,361	$5,683,521
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$658,108	$656,253
Accounts payable	74,151	111,320
Accrued expenses	675,880	668,799
Deferred revenue	543,122	486,433
Current portion of long-term debt	47,485	278,403
Other current liabilities	12,035	54,310
Total current liabilities	2,010,781	2,255,518
Long-term debt, net	2,015,915	1,530,484
Long-term deferred income taxes	196,759	161,637
Other long-term liabilities	112,204	85,035
Commitments and contingent liabilities
Redeemable noncontrolling interests	168,855	61,041
Stockholders’ equity
Preferred stock—Series A Junior Participating, $.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Preferred stock, $.01 par value; 30,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 450,000,000 shares authorized; 201,601,859 and 199,974,160 shares issued and 201,193,835 and 199,566,136 shares outstanding in 2014 and 2013, respectively	2,004	1,978
Additional paid-in capital	2,414,428	2,368,281
Accumulated deficit	(1,042,603)	(951,796)
Cost of shares held in treasury (408,024 shares)	(6,865)	(6,865)
Accumulated other comprehensive loss	(70,010)	(2,370)
Total Live Nation Entertainment, Inc. stockholders’ equity	1,296,954	1,409,228
Noncontrolling interests	186,893	180,578
Total equity	1,483,847	1,589,806
Total liabilities and equity	$5,988,361	$5,683,521

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
	(in thousands except share and per share data)
Revenue	$6,866,964	$6,478,547	$5,819,047
Operating expenses:
Direct operating expenses	4,919,969	4,680,507	4,151,277
Selling, general and administrative expenses	1,330,160	1,226,892	1,143,632
Depreciation and amortization	368,143	368,923	429,557
Goodwill impairment	134,961	—	—
Gain on disposal of operating assets	(4,494)	(38,259)	(514)
Corporate expenses	101,000	94,385	113,364
Acquisition transaction expenses	10,061	6,439	3,370
Operating income (loss)	7,164	139,660	(21,639)
Interest expense	106,312	111,659	123,740
Loss (gain) on extinguishment of debt	188	36,269	(460)
Interest income	(3,606)	(5,071)	(4,170)
Equity in earnings of nonconsolidated affiliates	(4,166)	(856)	(9,921)
Other expense, net	8,256	2,796	1,333
Loss before income taxes	(99,820)	(5,137)	(132,161)
Income tax expense	4,630	30,878	29,736
Net loss	(104,450)	(36,015)	(161,897)
Net income (loss) attributable to noncontrolling interests	(13,643)	7,363	1,330
Net loss attributable to common stockholders of Live Nation	$(90,807)	$(43,378)	$(163,227)

Basic and diluted net loss per common share attributable to common stockholders of Live Nation	$(0.49)	$(0.23)	$(0.88)

Weighted average common shares outstanding:
Basic and diluted	198,874,019	193,885,066	186,955,748

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net loss	$(104,450)	$(36,015)	$(161,897)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on cash flow hedges	(6)	20	(148)
Realized loss (gain) on cash flow hedges	60	496	(16)
Change in funded status of defined benefit pension plan	30	—	(390)
Foreign currency translation adjustments	(67,724)	8,037	26,005
Comprehensive loss	(172,090)	(27,462)	(136,446)
Comprehensive income (loss) attributable to noncontrolling interests	(13,643)	7,363	1,330
Comprehensive loss attributable to common stockholders of Live Nation	$(158,447)	$(34,825)	$(137,776)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Live Nation Entertainment, Inc. Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2011	186,789,948	$1,868	$2,243,587	$(745,191)	$(2,787)	$(36,374)	$155,791	$1,616,894	$8,277
Non-cash and stock-based compensation	151,592	2	36,847	—	214	—	—	37,063	—
Common stock issued under stock plans, net of shares withheld for employee taxes	450,002	4	(7,934)	—	2,573	—	—	(5,357)	—
Exercise of stock options	259,799	3	1,140	—	—	—	—	1,143	—
Acquisitions	—	—	—	—	—	—	15,540	15,540	37,866
Purchases of noncontrolling interests	—	—	43	—	—	—	(279)	(236)	—
Redeemable noncontrolling interests fair value adjustments	—	—	(801)	—	—	—	—	(801)	801
Noncontrolling interests contributions	—	—	—	—	—	—	825	825	—
Cash distributions	—	—	—	—	—	—	(20,079)	(20,079)	—
Exercise of put option	—	—	—	—	—	—	—	—	(4,000)
Other	—	—	—	—	—	—	(1,498)	(1,498)	682
Comprehensive income (loss):
Net income (loss)	—	—	—	(163,227)	—	—	2,856	(160,371)	(1,526)
Unrealized loss on cash flow hedges	—	—	—	—	—	(148)	—	(148)	—
Realized gain on cash flow hedges	—	—	—	—	—	(16)	—	(16)	—
Change in funded status of defined benefit pension plan	—	—	—	—	—	(390)	—	(390)	—
Foreign currency translation adjustments	—	—	—	—	—	26,005	—	26,005	—
Balances at December 31, 2012	187,651,341	1,877	2,272,882	(908,418)	—	(10,923)	153,156	1,508,574	42,100
Non-cash and stock-based compensation	—	—	28,415	—	—	—	—	28,415	—
Common stock issued under stock plans, net of shares withheld for employee taxes	894,640	9	(6,588)	—	—	—	—	(6,579)	—
Exercise of stock options	8,718,128	87	85,023	—	—	—	—	85,110	—
Exercise of warrants	500,000	5	6,860		(6,865)			—	—
Acquisitions	—	—	—	—	—	—	61,217	61,217	29,756
Purchases of noncontrolling interests	—	—	(17,732)	—	—	—	(32,168)	(49,900)	—

	Live Nation Entertainment, Inc. Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Sales of noncontrolling interests	—	—	—	—	—	—	(399)	(399)	—
Redeemable noncontrolling interests fair value adjustments	—	—	(569)	—	—	—	—	(569)	569
Noncontrolling interests contributions	—	—	—	—	—	—	363	363	—
Cash distributions	—	—	—	—	—	—	(17,248)	(17,248)	(136)
Exercise of put option	—	—	—	—	—	—	—	—	(2,000)
Other	—	—	(10)	—	—	—	(1,019)	(1,029)	65
Comprehensive income (loss):
Net income (loss)	—	—	—	(43,378)	—	—	16,676	(26,702)	(9,313)
Unrealized gain on cash flow hedges	—	—	—	—	—	20	—	20	—
Realized loss on cash flow hedges	—	—	—	—	—	496	—	496	—
Foreign currency translation adjustments	—	—	—	—	—	8,037	—	8,037	—
Balances at December 31, 2013	197,764,109	1,978	2,368,281	(951,796)	(6,865)	(2,370)	180,578	1,589,806	61,041
Non-cash and stock-based compensation	—	—	39,029	—	—	—		39,029	—
Common stock issued under stock plans, net of shares withheld for employee taxes	897,973	9	(14,902)	—	—	—		(14,893)	—
Exercise of stock options	1,769,194	17	21,780					21,797	—
Fair value of convertible debt conversion feature, net of issuance costs	—	—	21,444	—	—	—	—	21,444	—
Acquisitions	—	—	—	—	—	—	37,484	37,484	108,104
Purchases of noncontrolling interests	—	—	(3,796)	—	—	—	310	(3,486)	(5,017)
Sales of noncontrolling interests	—	—	(11,748)	—	—	—	(159)	(11,907)	19,246
Redeemable noncontrolling interests fair value adjustments	—	—	(5,660)	—	—	—	—	(5,660)	5,660
Noncontrolling interests contributions	—	—	—	—	—	—	106	106
Cash distributions	—	—	—	—	—	—	(30,520)	(30,520)	(1,993)
Other	—	—		—	—	—	(5,449)	(5,449)	—
Comprehensive income (loss):
Net income (loss)	—	—	—	(90,807)	—	—	4,543	(86,264)	(18,186)
Unrealized loss on cash flow hedges	—	—	—	—	—	(6)	—	(6)	—

	Live Nation Entertainment, Inc. Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Realized loss on cash flow hedges	—	—	—	—	—	60	—	60	—
Change in funded status of defined benefit pension plan						30	—	30	—
Foreign currency translation adjustments	—	—		—	—	(67,724)		(67,724)	—
Balances at December 31, 2014	200,431,276	$2,004	$2,414,428	$(1,042,603)	$(6,865)	$(70,010)	$186,893	$1,483,847	$168,855

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(104,450)	$(36,015)	$(161,897)
Reconciling items:
Depreciation	127,168	122,164	124,593
Amortization	240,975	246,759	304,964
Goodwill impairment	134,961	—	—
Deferred income tax benefit	(17,664)	(15,888)	(10,957)
Amortization of debt issuance costs and discount/premium, net	16,038	20,187	16,696
Loss (gain) on extinguishment of debt	188	36,269	(460)
Non-cash compensation expense	39,029	28,415	37,063
Gain on disposal of operating assets	(4,494)	(38,259)	(514)
Equity in earnings of nonconsolidated affiliates	(4,166)	(856)	(9,921)
Loss (gain) on consolidation of nonconsolidated affiliates	(16,356)	(986)	2,373
Other, net	(1,512)	4,907	8,062
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable	(14,356)	34,344	(20,319)
Increase in prepaid expenses	(187,113)	(8,410)	(88,841)
Increase in other assets	(44,447)	(102,756)	(22,316)
Increase in accounts payable, accrued expenses and other liabilities	31,878	90,809	63,812
Increase in deferred revenue	73,730	36,788	124,760
Net cash provided by operating activities	269,409	417,472	367,098
CASH FLOWS FROM INVESTING ACTIVITIES
Collections and advances of notes receivable	(25,627)	(1,193)	(2,408)
Distributions from nonconsolidated affiliates	7,864	13,889	9,241
Investments made in nonconsolidated affiliates	(19,600)	(9,628)	(3,788)
Purchases of property, plant and equipment	(139,587)	(134,868)	(123,811)
Proceeds from disposal of operating assets, net of cash divested	7,045	82,618	8,293
Cash paid for acquisitions, net of cash acquired	(210,243)	(93,537)	(75,641)
Purchases of intangible assets	(3,350)	(522)	(14,562)
Other, net	(796)	(422)	(1,115)
Net cash used in investing activities	(384,294)	(143,663)	(203,791)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	515,385	903,179	538,124
Payments on long-term debt	(253,773)	(886,597)	(525,060)
Contributions from noncontrolling interests	81	363	825
Distributions to noncontrolling interests	(32,513)	(17,384)	(20,079)
Purchases and sales of noncontrolling interests, net	(4,391)	(50,876)	(4,259)
Proceeds from exercise of stock options	21,797	85,110	1,143
Payments for deferred and contingent consideration	(5,722)	(811)	(10,585)
Net cash provided by (used in) financing activities	240,864	32,984	(19,891)
Effect of exchange rate changes on cash and cash equivalents	(43,134)	(8,664)	13,386
Net increase in cash and cash equivalents	82,845	298,129	156,802
Cash and cash equivalents at beginning of period	1,299,184	1,001,055	844,253
Cash and cash equivalents at end of period	$1,382,029	$1,299,184	$1,001,055

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for:
Interest, net of interest income	$89,343	$86,669	$107,975
Income taxes, net of refunds	$41,471	$45,567	$(2,238)

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
On January 25, 2010, the Company merged with Ticketmaster and it became a wholly-owned subsidiary of Live Nation. Effective with the merger Live Nation, Inc. changed its name to Live Nation Entertainment, Inc.
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
Basis of Presentation and Principles of Consolidation
The Company’s consolidated financial statements include all accounts of the Company, its majority owned and controlled subsidiaries and VIEs for which the Company is the primary beneficiary. Intercompany accounts among the consolidated businesses have been eliminated in consolidation. Net income (loss) attributable to noncontrolling interests is reflected in the statements of operations.
Typically the Company consolidates entities in which the Company owns more than 50% of the voting common stock and controls operations and also VIEs for which the Company is the primary beneficiary. Investments in nonconsolidated affiliates in which the Company owns more than 20% of the voting common stock or otherwise exercises significant influence over operating and financial policies but not control of the nonconsolidated affiliate are accounted for using the equity method of accounting. Investments in nonconsolidated affiliates in which the Company owns less than 20% of the voting common stock and does not exercise significant influence over operating and financial policies are accounted for using the cost method of accounting.
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
Variable Interest Entities
In the normal course of business, the Company enters into joint ventures or makes investments in companies that will allow it to expand its core business and enter new markets. In certain instances, such ventures or investments may be considered a VIE because the equity at risk is insufficient to permit it to carry on its activities without additional financial support from its equity owners. In determining whether the Company is the primary beneficiary of a VIE, it assesses whether it has the power to direct activities that most significantly impact the economic performance of the entity and has the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The activities the Company believes most significantly impact the economic performance of its VIEs include the unilateral ability to approve the annual budget, the unilateral ability to terminate key management and the unilateral ability to approve entering into agreements with artists, among others. The Company has certain rights and obligations related to its involvement in the VIEs, including the requirement to provide operational cash flow funding. As of December 31, 2014 and 2013, excluding intercompany balances and allocated goodwill and intangible assets, there were $177.6 million and $109.1 million of assets and $54.9 million and $53.6 million of liabilities, respectively, related to VIEs included in the balance sheets. None of the Company’s VIEs are significant on an individual basis.

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
Included in the December 31, 2014 and 2013 cash and cash equivalents balance is $533.8 million and $538.4 million, respectively, of cash received that includes the face value of tickets sold on behalf of clients and the clients’ share of convenience and order processing charges (“client cash”). The Company generally does not utilize client cash for its own financing or investing activities as the amounts are payable to clients on a regular basis. These amounts due to clients are included in accounts payable, client accounts.
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
Ticketing contract advances, which can be either recoupable or non-recoupable, represent amounts paid in advance to the Company’s clients pursuant to ticketing agreements and are reflected in prepaid expenses or in other long-term assets if the amount is expected to be recouped or recognized over a period of more than 12 months. Recoupable ticketing contract advances are generally recoupable against future royalties earned by the clients, based on the contract terms, over the life of the contract. Non-recoupable ticketing contract advances, excluding those amounts paid to support clients’ advertising costs, are fixed additional incentives occasionally paid by the Company to secure exclusive rights with certain clients and are normally amortized over the life of the contract on a straight-line basis. Amortization of these non-recoupable ticketing contract advances is included in depreciation and amortization in the statements of operations. For the years ended December 31, 2014, 2013 and 2012, the Company amortized $79.4 million, $73.6 million and $48.1 million, respectively, related to non-recoupable ticketing contract advances.
Business Combinations
The Company accounts for its business combinations under the acquisition method of accounting. Identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree are recognized and measured as of the acquisition date at fair value. Additionally, any contingent consideration is recorded at fair value on the acquisition date and classified as a liability. Goodwill is recognized to the extent by which the aggregate of the acquisition-date fair value of the consideration transferred and any noncontrolling interest in the acquiree exceeds the recognized basis of the identifiable assets acquired, net of assumed liabilities. Determining the fair value of assets acquired, liabilities assumed and noncontrolling interests requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates and asset lives among other items.

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
Intangible Assets
The Company classifies intangible assets as definite-lived or indefinite-lived. Definite-lived intangibles include revenue-generating contracts, client/vendor relationships, non-compete agreements, venue management and leasehold agreements, technology and trademarks and naming rights, all of which are amortized either on a straight-line basis over the respective lives of the agreements, typically three to fifteen years, or on a basis more representative of the time pattern over which the benefit is derived. The Company periodically reviews the appropriateness of the amortization periods related to its definite-lived intangible assets. These assets are stated at cost or fair value. Indefinite-lived intangibles primarily include trade names. The excess cost over fair value of net assets acquired is classified as goodwill. Indefinite-lived intangibles are not subject to amortization, but are reviewed for impairment at least annually.
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
Goodwill
The Company reviews goodwill for impairment annually, as of October 1, using a three-step process. It also tests goodwill for impairment in other periods if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount or when the Company changes its operating segments or reporting units. The first step is a qualitative evaluation as to whether it is more likely than not that the fair value of any of the Company’s reporting units is less than its carrying value using an assessment of relevant events and circumstances. Examples of such events and circumstances include historical financial performance, industry and market conditions, macroeconomic conditions, reporting unit-specific events, historical results of goodwill impairment testing and the timing of the last performance of a quantitative assessment. If any reporting units are concluded to be more likely than not impaired, or if that conclusion cannot be determined qualitatively, a second step is performed for that reporting unit. Regardless, all reporting units undergo a second step at least once every five years. This second step, used to quantitatively screen for potential impairment, compares the fair value of the reporting unit’s goodwill with its carrying amount, including goodwill. The third step, employed for any reporting unit that fails the second step, is used to measure the amount of any potential impairment and compares the implied fair value of the reporting unit’s goodwill with the carrying amount of goodwill. If a reporting unit’s carrying value is negative, the Company does not follow this three-step process. In this case, a qualitative evaluation is performed to determine whether it is more likely than not that the reporting unit’s goodwill is impaired. If it is, the comparison of the implied fair value of the reporting unit’s goodwill with the carrying amount of goodwill described above is performed. In all three steps, discount rates, market multiples and sensitivity tests are derived and/or computed with the assistance of external valuation consultants.
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
In developing fair values for its reporting units, the Company may employ a market multiple or a discounted cash flow methodology, or a combination thereof. The market multiple methodology compares the Company to similar companies on the basis of risk characteristics to determine its risk profile relative to those companies as a group. This analysis generally focuses on both quantitative considerations, which include financial performance and other quantifiable data, and qualitative considerations, which include any factors which are expected to impact future financial performance. The most significant assumptions affecting the market multiple methodology are the market multiples used and control premium. A control premium represents the additional value an investor would pay in order to obtain a controlling interest in the respective company.
The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. It is important to note that items such as depreciation, amortization and stock-based compensation expense are not part of cash flows which is more akin to the Company’s adjusted operating income metric. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The discounted cash flow methodology uses the Company’s estimates of future financial performance. The most significant assumptions used in the discounted cash flow methodology are the discount rate, attrition rate and expected future revenue, which vary among reporting units.
Nonconsolidated Affiliates
In general, nonconsolidated investments in which the Company owns more than 20% of the common stock or otherwise exercises significant influence over an affiliate are accounted for under the equity method. The Company recognizes gains or losses upon the issuance of securities by any of its equity method investees. The Company reviews the value of equity method investments and records impairment charges in the statements of operations for any decline in value that is determined to be other-than-temporary. If the Company obtains control of a nonconsolidated affiliate through the purchase of additional ownership interest or changes in the governing agreements, it remeasures its investment to fair value first and then applies the accounting guidance for business combinations. Any gain or loss resulting from the remeasurement to fair value is recorded as a component of other expense, net in the statements of operations.
Accounts Payable, Client Accounts
Accounts payable, client accounts consists of contractual amounts due to ticketing clients which includes the face value of tickets sold and the clients’ share of convenience and order processing charges.
Income Taxes
The Company accounts for income taxes using the liability method in accordance with the FASB guidance for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if the Company believes it is more likely than not that some portion of or the entire asset will not be realized. As almost all earnings from the Company’s continuing foreign operations are permanently reinvested and not distributed, the Company’s income tax provision does not include additional United States taxes on those foreign operations. The amount of earnings at December 31, 2014 that was permanently reinvested was approximately $1.1 billion. It is not practical to determine the amount of federal and state income taxes, if any, that might become due in the event that the earnings were distributed.

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
Revenue from the Company’s ticketing operations primarily consists of convenience charges and order processing fees charged at the time a ticket for an event is sold. For tickets sold to events at the Company’s owned or operated venues in the United States, and where the Company controls the tickets internationally, the revenue for the associated ticket service charges collected in advance of the event is recorded as deferred revenue until the event occurs. These service charges are shared between the Company’s Ticketing and Concerts segments. For tickets sold for events at third-party venues, the revenue is recognized at the time of the sale and is recorded by the Company’s Ticketing segment.
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
Foreign Currency
Results of operations for foreign subsidiaries and foreign equity investees are translated into United States dollars using the average exchange rates during the year. The assets and liabilities of those subsidiaries and investees are translated into United States dollars using the exchange rates at the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders’ equity in AOCI. Foreign currency transaction gains and losses are included in the statements of operations. For the years ended December 31, 2014 and 2013, the Company recorded net foreign currency transaction losses of $28.9 million and $2.8 million, respectively, and a foreign currency transaction gain of $1.4 million for the year ended December 31, 2012. The Company does not currently have operations in highly inflationary countries.
Advertising Expense
The Company records advertising expense in the year that it is incurred. Throughout the year, general advertising expenses are recognized as they are incurred but event-related advertising for concerts is recognized once the show occurs. However, all advertising costs incurred during the year and not previously recognized are expensed at the end of the year. Advertising expenses of $242.9 million, $224.0 million and $208.0 million for the years ended December 31, 2014, 2013 and 2012, respectively, were recorded as a component of direct operating expenses. Advertising expenses of $28.8 million, $27.7 million and $21.5 million for the years ended December 31, 2014, 2013 and 2012, respectively, were recorded as a component of selling, general and administrative expenses.
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

Selling, General and Administrative Expenses
Selling, general and administrative expenses include salaries and other compensation costs related to full-time employees, fixed rent, travel and entertainment, legal expenses and consulting along with other costs.
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
The fair value for options in Live Nation stock is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of the options is amortized to expense, net of estimated forfeitures, on a straight-line basis over the options’ vesting period. The Company uses an expected volatility based on an even weighting of its own traded options and historical volatility. The Company uses the simplified method for estimating the expected life within the valuation model which is the period of time that options granted are expected to be outstanding. The Company uses the simplified method as it does not believe its historical experience provides a reasonable basis with which to estimate the expected term due to the impact of a number of divestitures after the Separation, the varying vesting terms of awards issued since the Separation and the impact from the type and amount of awards converted pursuant to the Company’s merger with Ticketmaster. The risk-free rate for periods within the expected life of the option is based on the United States Treasury note rate.
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
Reclassifications
Certain reclassifications have been made to the prior year consolidated financial statements and notes to conform to the 2014 presentation. The reclassifications related to changes in operating assets and liabilities, net of effects of acquisitions and dispositions in the statements of cash flows and deferred tax assets related to net operating loss carryforwards and the associated valuation allowances in the notes to consolidated financial statements.
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
In February 2015, the FASB issued new guidance for evaluating whether a reporting organization should consolidate certain legal entities. This guidance is effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted. The guidance should be applied either using a modified retrospective approach or retrospectively. The Company will adopt this standard on January 1, 2016, and is currently assessing which implementation method it will apply and the impact its adoption will have on its financial position and results of operations.
NOTE 2—LONG-LIVED ASSETS
Property, Plant and Equipment
In the fourth quarter of 2012, an amphitheater in New York that is operated by the Company sustained substantial damage during Hurricane Sandy. During 2014 and 2013, the Company received insurance recoveries and recorded gains of $3.8 million and $14.1 million for the years ended December 31, 2014 and 2013, respectively, as a component of gain on disposal of operating assets in the Concerts segment representing the proceeds received in excess of the carrying value of the assets. The Company received the final insurance recovery in the second quarter of 2014.
During each year presented, the Company reviewed the carrying value of certain property, plant and equipment that management determined would, more likely than not, be disposed of before the end of their previously estimated useful lives or had an indicator that future operating cash flows may not support their carrying value. For the year ended December 31, 2012, the Company recorded impairment charges of $4.3 million as a component of depreciation and amortization. It was determined that certain assets were impaired since the estimated undiscounted cash flows associated with the respective assets were less than their carrying value. The 2012 impairment charges were primarily related to certain leasehold improvements and office furniture and equipment in the Artist Nation segment, an amphitheater in the Concerts segment and a theater in other operations. See Note 6—Fair Value Measurements for further discussion of the inputs used to determine the fair values. There were no significant impairment charges recorded during 2014 and 2013.
Definite-lived Intangible Assets
The Company has definite-lived intangible assets which are amortized over the shorter of either the lives of the respective agreements or the period of time the assets are expected to contribute to the Company’s future cash flows. The amortization is recognized on either a straight-line or expected cash flows basis.

The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the years ended December 31, 2014 and 2013:

	Revenue- generating contracts	Client / vendor relationships	Non-compete agreements	Venue management and leaseholds	Technology	Trademarks and naming rights	Other	Total
	(in thousands)
Balance as of December 31, 2012:
Gross carrying amount	$515,071	$261,655	$168,418	$118,259	$101,424	$18,423	$6,452	$1,189,702
Accumulated amortization	(197,549)	(39,807)	(111,369)	(51,891)	(53,295)	(6,678)	(4,650)	(465,239)
Net	317,522	221,848	57,049	66,368	48,129	11,745	1,802	724,463
Gross carrying amount:
Acquisitions—current year	85,927	31,582	—	—	3,370	10,500	—	131,379
Acquisitions— prior year	(1,028)	(2,833)	—	—	—	—	—	(3,861)
Dispositions	—	(1,354)	—	—	—	—	—	(1,354)
Foreign exchange	2,476	(6,525)	98	(17)	826	376	(34)	(2,800)
Other (1)	(17,352)	(4,588)	(31,317)	(32,600)	(4,956)	(775)	(4,043)	(95,631)
Net change	70,023	16,282	(31,219)	(32,617)	(760)	10,101	(4,077)	27,733
Accumulated amortization:
Amortization	(49,972)	(47,918)	(21,984)	(24,615)	(24,116)	(4,160)	(416)	(173,181)
Dispositions	—	61	—	—	—	—	—	61
Foreign exchange	(884)	1,412	(92)	219	(655)	(209)	31	(178)
Other (1)	17,352	4,443	32,317	32,600	4,956	1,955	4,043	97,666
Net change	(33,504)	(42,002)	10,241	8,204	(19,815)	(2,414)	3,658	(75,632)
Balance as of December 31, 2013:
Gross carrying amount	585,094	277,937	137,199	85,642	100,664	28,524	2,375	1,217,435
Accumulated amortization	(231,053)	(81,809)	(101,128)	(43,687)	(73,110)	(9,092)	(992)	(540,871)
Net	354,041	196,128	36,071	41,955	27,554	19,432	1,383	676,564
Gross carrying amount:
Acquisitions—current year	75,304	92,974	—	—	8,415	—	1,100	177,793
Acquisitions— prior year	(1,851)	2,857	1,500	—	407	—	—	2,913
Dispositions	(1,600)	—	—	—	—	—	—	(1,600)
Foreign exchange	(19,056)	(8,508)	—	(2,324)	(1,608)	(1,176)	(5)	(32,677)
Other (1)	(2,764)	(9,268)	(15,147)	4	(92,548)	(3,082)	111	(122,694)
Net change	50,033	78,055	(13,647)	(2,320)	(85,334)	(4,258)	1,206	23,735
Accumulated amortization:
Amortization	(52,664)	(52,389)	(12,531)	(7,960)	(24,946)	(3,458)	(713)	(154,661)
Dispositions	605	—	—	—	—	—	—	605
Foreign exchange	8,277	1,735	—	1,161	1,262	767	3	13,205
Other (1)	2,764	9,268	15,147	(4)	92,548	3,082	460	123,265
Net change	(41,018)	(41,386)	2,616	(6,803)	68,864	391	(250)	(17,586)
Balance as of December 31, 2014:
Gross carrying amount	635,127	355,992	123,552	83,322	15,330	24,266	3,581	1,241,170
Accumulated amortization	(272,071)	(123,195)	(98,512)	(50,490)	(4,246)	(8,701)	(1,242)	(558,457)
Net	$363,056	$232,797	$25,040	$32,832	$11,084	$15,565	$2,339	$682,713

(1)
Other includes netdowns of fully amortized or impaired assets and, for 2013, a $1.2 million reclassification from indefinite-lived intangible assets due to a change in the asset’s estimated useful life.

___________

Included in the current year acquisitions amount above for 2014 is $177.8 million of definite-lived intangible assets primarily related to revenue-generating contracts and client/vendor relationships. These additions are primarily associated with the acquisitions of a controlling interest in a festival and concert promoter and five artist management businesses located in the United States and the United Kingdom.
Included in the current year acquisitions amount above for 2013 is $131.4 million of definite-lived intangible assets primarily related to revenue-generating contracts, client/vendor relationships and trademarks and naming rights. These additions are primarily associated with the acquisitions of controlling interests in festival promoters located in the United States and the United Kingdom along with an artist management business located in the United Kingdom.
The 2014 and 2013 additions to definite-lived intangible assets from acquisitions have weighted-average lives as follows:

	Weighted- Average Life (years)
	2014	2013

Revenue-generating contracts	9	9
Client/vendor relationships	7	8
Technology	5	5
Trademarks and naming rights	—	10
Other	10	—
All categories	8	9
During all years presented, the Company reviewed the carrying value of certain definite-lived intangible assets that management determined would not be renewed or that had an indicator that future operating cash flows may not support its carrying value. It was determined that certain assets were impaired since the estimated undiscounted future cash flows associated with those assets were less than their carrying value. For the years ended December 31, 2014, 2013 and 2012, the Company recorded impairment charges related to definite-lived intangible assets of $11.1 million, $10.6 million and $89.6 million, respectively, as a component of depreciation and amortization. The 2014 impairment charges primarily related to client/vendor relationship intangible assets in the Artist Nation segment and technology intangible assets in the Ticketing segment. The 2013 impairment charges primarily related to venue management and leasehold intangible assets in the Concerts segment and client/vendor relationship intangible assets in the Artist Nation segment. The 2012 impairment charges primarily related to client/vendor relationship intangible assets in the Artist Nation segment and revenue-generating contracts and client/vendor relationship intangible assets in the Concerts segment. See Note 6—Fair Value Measurements for further discussion of the inputs used to determine the fair values.
Amortization of definite-lived intangible assets for the years ended December 31, 2014, 2013 and 2012 was $154.7 million, $173.2 million and $256.9 million, respectively.
The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets that exist at December 31, 2014:

(in thousands)
2015	$130,262
2016	$125,166
2017	$104,932
2018	$86,048
2019	$73,680
As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization may vary.
Indefinite-lived Intangibles
The Company has indefinite-lived intangible assets which consist primarily of trade names. These indefinite-lived intangible assets had a carrying value of $369.5 million and $376.7 million as of December 31, 2014 and 2013, respectively.

The Company tests for possible impairment of indefinite-lived intangible assets on at least an annual basis. For the year ended December 31, 2014, the Company recorded an impairment charge of $6.0 million as a component of depreciation and amortization in the Ticketing segment. During 2014, the Company made a decision to rebrand certain of its markets that were not using the Ticketmaster trade name. In connection with the rebranding, it was determined that an indefinite-lived intangible asset for a certain market was fully impaired since the transition to the Ticketmaster trade name was substantially completed for that market during the year. See Note 6—Fair Value Measurements for further discussion of the inputs used to determine the fair value. There were no impairment charges of indefinite-lived intangible assets recorded for the years ended December 31, 2013 and 2012.
Goodwill
The Company currently has seven reporting units with goodwill balances: International Concerts and North American Concerts within the Concerts segment; Artist Management and Artist Services (non-management) within the Artist Nation segment; International Ticketing and North American Ticketing within the Ticketing segment; and Sponsorship & Advertising. The Company reviews goodwill for impairment annually, as of October 1, using a three-step process: a qualitative review, a quantitative analysis and a measurement of implied goodwill. The Company also tests goodwill for impairment in other periods if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount or when the Company changes its operating segments or reporting units. As part of the Company’s annual test for impairment of goodwill, three reporting units were assessed under the initial qualitative evaluation and did not require a quantitative analysis. These reporting units account for approximately 65% of the Company’s goodwill at December 31, 2014. Considerations included the considerable excess of fair values over carrying values in the most recent quantitative analysis performed together with the following comparison of current information to the most recent quantitative analysis: (a) financial results outperforming prior expectations, (b) a flat or declining discount rate and (c) a large increase in market multiples.
For two reporting units that account for approximately 26% of the Company’s goodwill at December 31, 2014, although these reporting units outperformed financial expectations and showed improved discount rates, the qualitative analysis was inconclusive. As such, quantitative analysis was also performed for these reporting units, but did not require advancing to the final step to measure impairment.
Finally, an assessment of the implied fair value of goodwill was performed for the International Concerts and Artist Services (non-management) reporting units that account for approximately 9% of the Company’s goodwill at December 31, 2014. Although some of their key assumptions had improved, due to recent financial performance against prior year expectations driven from reduced touring content internationally in the year, foreign exchange impacts to results, further expansion and related investment in emerging markets along with reduced merchandise results, a qualitative assessment was inconclusive and these reporting units did not pass the subsequent quantitative test. An excess of the carrying value of goodwill over the implied fair value of goodwill was calculated for these reporting units and impairments were recorded. The Company calculated the impairments using a combination of a discounted cash flows methodology, which uses both market-based and internal assumptions, and a market multiple methodology, which uses primarily market-based assumptions. The impairment resulted principally from the recent financial performance ending with the conclusion of the concert season in the fourth quarter of 2014, an increase in the carrying value of goodwill and the fair value of intangibles over carrying value. Based upon the results of the annual test for 2014, the Company recorded impairment charges of $117.0 million and $17.9 million related to its International Concerts and Artist Services (non-management) reporting units, respectively. There were no impairment charges in 2013 and 2012.

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the years ended December 31, 2014 and 2013:

	Concerts	Ticketing	Artist Nation	Sponsorship & Advertising	Total
	(in thousands)
Balance as of December 31, 2012:
Goodwill (1)	$468,891	$637,642	$266,820	$254,376	$1,627,729
Accumulated impairment losses (1)	(269,902)	—	—	—	(269,902)
Net	198,989	637,642	266,820	254,376	1,357,827

Acquisitions—current year	42,826	1,715	3,253	49,748	97,542
Acquisitions—prior year	(2,811)	—	9,203	—	6,392
Dispositions	(3,691)	—	(251)	—	(3,942)
Foreign exchange	257	2,892	(102)	6,117	9,164

Balance as of December 31, 2013:
Goodwill	505,472	642,249	278,923	310,241	1,736,885
Accumulated impairment losses	(269,902)	—	—	—	(269,902)
Net	235,570	642,249	278,923	310,241	1,466,983

Acquisitions—current year	92,393	27,943	68,107	15,774	204,217
Acquisitions—prior year	1,997	—	(2,304)	(625)	(932)
Dispositions	—	(4,434)	—	—	(4,434)
Impairment	(117,013)	—	(17,948)	—	(134,961)
Foreign exchange	(21,971)	(8,127)	787	(22,525)	(51,836)

Balance as of December 31, 2014:
Goodwill	577,891	657,631	345,513	302,865	1,883,900
Accumulated impairment losses	(386,915)	—	(17,948)	—	(404,863)
Net	$190,976	$657,631	$327,565	$302,865	$1,479,037

(1)	The previously reported total balance has been reduced by $13.0 million due to the net down of fully impaired goodwill related to the Company’s non-core events business which was sold in 2008.
_______________
Included in the current year acquisitions amount above for 2014 is $204.2 million of goodwill primarily associated with the acquisitions of a controlling interest in a festival and concert promoter and three artist management businesses located in the United States and the United Kingdom.
Included in the current year acquisitions amount above for 2013 is $97.5 million of goodwill primarily associated with the acquisitions of controlling interests in festival promoters located in the United States and the United Kingdom.
Of the total amount of goodwill recognized in connection with the 2014 and 2013 acquisitions, $76.4 million and $30.3 million, respectively, is expected to be deductible for tax purposes.
The Company is in the process of finalizing its acquisition accounting for recent acquisitions which could result in a change to the associated purchase price allocations, including goodwill and its allocation between segments.

Investments in nonconsolidated affiliates
The Company has investments in various affiliates which are not consolidated and are accounted for under the equity method of accounting. The Company records its investments in these entities in the balance sheet as investments in nonconsolidated affiliates reported as part of other long-term assets. The Company’s interests in these operations are recorded in the statement of operations as equity in earnings of nonconsolidated affiliates. For the year ended December 31, 2014, the Company’s investment in Venta de Boletos por Computadora S.A. de C.V (“VBC”), a 33% owned ticketing distribution services company, is considered significant. Summarized balance sheet and income statement information for VBC is as follows (at 100%):

	December 31,
	2014	2013
	(in thousands)
Current assets	$37,239	$38,387
Noncurrent assets	$6,340	$6,545
Current liabilities	$21,729	$21,031
Noncontrolling interests	$391	$296

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Revenue	$43,490	$51,940	$49,306
Operating income	$20,092	$27,027	$26,427
Net income	$14,641	$20,574	$20,340
Net income attributable to the common stockholders of the equity investees	$14,500	$20,515	$20,309
The Company reviews its investments in nonconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For the year ended December 31, 2013, the Company recorded impairment charges related to these investments of $9.2 million as equity in earnings of nonconsolidated affiliates. The impairments primarily related to an investment in a concert promoter located in Europe and an investment in an ecommerce business. See Note 6—Fair Value Measurements for further discussion of the inputs used to determine the fair values. There were no significant impairments of investments in nonconsolidated affiliates during 2014 and 2012.
Long-lived Asset Disposals
In May 2013, the Company completed the sale of a theater in New York. There were no significant disposals of long-lived assets during 2014 and 2012. The table below summarizes the asset and liability values at the time of sale for significant disposals and the resulting gain or loss recorded.

Divested Asset	Segment	Gain on Disposal of Operating Assets	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
	(in thousands)
2013 Divestiture
New York theater	Concerts	$(24,845)	$—	$35,785	$—	$3,636
NOTE 3—ACQUISITIONS
During 2014, the Company completed its acquisitions of a controlling interest in a festival and concert promoter located in the United States, three artist management businesses located in the United States and several other smaller acquisitions. These acquisitions were accounted for as business combinations under the acquisition method of accounting and were not significant on an individual basis or in the aggregate.
During 2013, the Company completed its acquisitions of controlling interests in festival promoters located in the United States and the United Kingdom, an artist management business located in the United Kingdom and other smaller acquisitions.

These acquisitions were accounted for as business combinations under the acquisition method of accounting and were not significant on an individual basis or in the aggregate.
During 2012, the Company completed its acquisitions of a controlling interest in a concert promotion business in Australia and New Zealand, a controlling interest in a festival promoter located in the United Kingdom, a festival promoter located in the United States and other smaller acquisitions. These acquisitions were accounted for as business combinations under the acquisition method of accounting and were not significant on an individual basis or in the aggregate.
NOTE 4—LONG-TERM DEBT
Long-term debt, which includes capital leases, consisted of the following:

	December 31,
	2014	2013
	(in thousands)
Senior Secured Credit Facility:
Term loan A, net of unamortized discount of $1.4 million and $2.0 million
in 2014 and 2013, respectively	$103,517	$111,578
Term loan B, net of unamortized discount of $12.2 million and
$14.4 million in 2014 and 2013, respectively	925,962	933,226
Revolving credit facility	—	—
7% Senior Notes due 2020, plus unamortized premium of $7.3 million and
$8.6 million in 2014 and 2013, respectively	432,286	433,571
5.375% Senior Notes due 2022	250,000	—
2.875% Convertible Senior Notes due 2027, net of unamortized discount of
$7.6 million in 2013	—	212,415
2.5% Convertible Senior Notes due 2019, net of unamortized discount of
$19.4 million in 2014	255,604	—
Other long-term debt	96,031	118,097
	2,063,400	1,808,887
Less: current portion	47,485	278,403

Total long-term debt, net	$2,015,915	$1,530,484
Future maturities of long-term debt at December 31, 2014 are as follows:

(in thousands)
2015	$47,485
2016	50,662
2017	50,180
2018	332,172
2019	14,676
Thereafter	1,593,918
Total	2,089,093
Debt discount	(32,979)
Debt premium	7,286
Total, including premium and discount	$2,063,400
All long-term debt without a stated maturity date is considered current and is reflected as maturing in the earliest period shown in the table above. See Note 6—Fair Value Measurements for discussion of fair value measurement of the Company’s long-term debt.

Senior Secured Credit Facility
At December 31, 2014, the Company’s senior secured credit facility consisted of (i) a $115 million term loan A facility with a maturity of five years, (ii) a $950 million term loan B facility with a maturity of seven years and (iii) a $335 million revolving credit facility with a maturity of five years. In addition, subject to certain conditions, the Company has the right to increase such facilities by at least $450 million or a greater amount so long as the senior secured leverage ratio calculated on a pro-forma basis (as defined in the credit agreement) is no greater than 3.25x. The revolving credit facility provides for borrowings up to the amount of the facility with sublimits of up to (i) $150 million to be available for the issuance of letters of credit, (ii) $50 million to be available for swingline loans, (iii) $150 million to be available for borrowings in Euros or British Pounds and (iv) $50 million to be available for borrowings in one or more other approved currencies. The senior secured credit facility is secured by a first priority lien on substantially all of the tangible and intangible personal property of the Company and the domestic subsidiaries that are guarantors, and by a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of the Company’s direct and indirect domestic subsidiaries and 65% of each class of capital stock of any first-tier foreign subsidiaries.
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
For the term loan A, the Company is required to make quarterly payments increasing over time from $2.9 million to $13.8 million with the balance due at maturity in August 2018. For the term loan B, the Company is required to make quarterly payments of $2.4 million with the balance due at maturity in August 2020. The Company is also required to make mandatory prepayments of the loans under the credit agreement, subject to specified exceptions, from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events.
Based on the Company’s outstanding letters of credit of $62.0 million, $273.0 million was available for future borrowings under the revolving credit facility at December 31, 2014.
7% Senior Notes
In August 2013, the Company issued an additional $200 million principal amount of its existing 7% senior notes due 2020 with a $9.0 million premium, which increased the total principal amount of such notes outstanding to $425 million. Interest on the notes is payable semi-annually in arrears on March 1 and September 1 of each year and the notes will mature on September 1, 2020. The Company may redeem some or all of the notes at any time prior to September 1, 2016 at a price equal to 100% of the aggregate principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium using a discount rate equal to the treasury rate plus 50 basis points. The Company may also redeem up to 35% of the notes from the proceeds of certain equity offerings prior to September 1, 2015, at a price equal to 107% of the principal amount, plus any accrued and unpaid interest. In addition, on or after September 1, 2016, the Company may redeem at its option some or all of the notes at redemption prices that start at 103.5% of their principal amount, plus any accrued and unpaid interest to the date of redemption. The Company must make an offer to redeem the notes at 101% of the aggregate principal amount, plus any accrued and unpaid interest to the repurchase date, if it experiences certain defined changes of control.
5.375% Senior Notes
In May 2014, the Company issued $250 million of 5.375% senior notes due 2022. Interest on the notes is payable semi-annually in arrears on June 15 and December 15, beginning December 15, 2014, and the notes will mature on June 15, 2022. The Company may redeem some or all of the notes at any time prior to June 15, 2017 at a price equal to 100% of the principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium. The Company may also redeem up to 35% of the aggregate principal amount of the notes from the proceeds of certain equity offerings prior to June 15, 2017, at a price equal to 105.375% of the principal amount, plus any accrued and unpaid interest. In addition, on or after June 15, 2017, the Company may redeem at its option some or all of the notes at redemption prices that start at 104.0313% of their principal amount, plus any accrued and unpaid interest to the date of redemption. The Company must make an offer to redeem the notes at 101% of the aggregate principal amount, plus any accrued and unpaid interest to the repurchase date, if it experiences certain defined changes of control.
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
The carrying amount of the equity component of the notes is $22.0 million and the principal amount of the liability component (face value of the notes) is $275 million. As of December 31, 2014, the remaining period for the debt discount was approximately four years and the value of the notes, if converted and fully settled in shares, did not exceed the principal amount of the notes. As of December 31, 2014, the effective interest rate on the liability component of the notes was 5.0%. The following table summarizes the amount of pre-tax interest cost recognized on the 2.5% convertible senior notes and the 2.875% convertible senior notes which were redeemed in September 2014:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Interest cost recognized relating to:
Contractual interest coupon	$8,701	$6,325	$6,325
Amortization of debt discount	10,165	12,995	11,792
Amortization of debt issuance costs	1,175	703	703
Total interest cost recognized on the notes	$20,041	$20,023	$18,820
Other Long-term Debt
Other long-term debt is comprised of capital leases of $9.0 million and notes payable and other debt of $87.0 million, including debt to noncontrolling interest partners of $30.0 million and $32.7 million of long-term debt for Academy Music Holdings Limited Group which consists of term loans and shareholder loan notes. Total notes payable consist primarily of seventeen notes with interest rates ranging from 0.3% to 11.0% and maturities of up to seven years.
Debt Extinguishment
In May 2014, the Company issued $250 million of 5.375% senior notes due 2022 and $275 million of 2.5% convertible senior notes due 2019 and paid related fees and expenses of $9.8 million. In July 2014, the holders of $29.3 million of aggregate outstanding principal of the 2.875% convertible senior notes exercised their right to redeem their notes for cash and in late September 2014, pursuant to the Company’s option under the indenture governing the notes, the Company redeemed the remainder of these notes using the net proceeds noted above. In addition to redeeming the $220 million principal amount of these notes, the Company paid total accrued interest of $1.1 million and related fees and expenses of $0.2 million for the redemption, leaving $293.9 million in additional cash available for general corporate purposes. The loss on extinguishment of debt related to the redemption of the 2.875% convertible senior notes was not significant in 2014.
In August 2013, the Company issued additional notes under the indenture governing its existing 7% senior notes due 2020 with a $9.0 million premium and amended its senior secured credit facility. The amendment to the senior secured credit facility provided the existing term loan A and term loan B lenders with an option to convert their outstanding principal amounts into the new term loans. Excluding the outstanding principal amounts for lenders who elected to convert their outstanding term loans, proceeds of $802.2 million from issuance of these borrowings were used to repay $472.5 million principal amount of the Company’s outstanding borrowings under the existing senior secured credit facility, to repay the entire $250 million principal amount of the Company’s outstanding 8.125% senior notes due 2018 and to pay the related ‘make-whole’ premium on these senior notes and total accrued interest and fees of $35.3 million along with related fees and expenses for the refinancing of $22.0 million, leaving $22.4 million in additional cash for general corporate purposes. The Company recorded $36.3 million as a loss on extinguishment of debt related to this refinancing in 2013.

Debt Covenants
The Company’s senior secured credit facility contains a number of covenants and restrictions that, among other things, require the Company to satisfy certain financial covenants and restrict the Company’s and its subsidiaries’ ability to incur additional debt, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets, merge or consolidate, and pay dividends and make distributions (with the exception of subsidiary dividends or distributions to the parent company or other subsidiaries on at least a pro-rata basis with any noncontrolling interest partners). Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the credit facility becoming immediately due and payable. The senior secured credit facility agreement has a covenant, measured quarterly that relates to total leverage. The consolidated total leverage covenant requires the Company to maintain a ratio of consolidated total funded debt to consolidated EBITDA (both as defined in the credit agreement) of 5.0x over the trailing four consecutive quarters through September 30, 2015. The consolidated total leverage ratio will reduce to 4.75x on December 31, 2015 and 4.50x on December 31, 2016.
The indentures governing the 7% senior notes and the 5.375% senior notes contain covenants that limit, among other things, the Company’s ability and the ability of its restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make certain distributions, investments and other restricted payments, sell certain assets, agree to any restrictions on the ability of restricted subsidiaries to make payments to the Company, merge, consolidate or sell all of the Company’s assets, create certain liens, and engage in transactions with affiliates on terms that are not arms-length. Certain covenants, including those pertaining to incurrence of indebtedness, restricted payments, asset sales, mergers and transactions with affiliates will be suspended during any period in which the notes are rated investment grade by both rating agencies and no default or event of default under the indenture has occurred and is continuing. The 7% senior notes and the 5.375% senior notes contain two incurrence-based financial covenants, as defined, requiring a minimum fixed charge coverage ratio of 2.0x and a maximum secured indebtedness leverage ratio of 3.25x for the 7% senior notes and 3.50x for the 5.375% senior notes.
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
As of December 31, 2014, the Company believes it was in compliance with all of its debt covenants. The Company expects to remain in compliance with all of these covenants throughout 2015.
NOTE 5—DERIVATIVE INSTRUMENTS
The Company primarily uses forward currency contracts and options to reduce its exposure to foreign currency risk associated with short-term artist fee commitments. The Company may also enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At December 31, 2014 and 2013, the Company had forward currency contracts and options outstanding with notional amounts of $63.3 million and $96.0 million, respectively. These instruments have not been designated as hedging instruments and any change in fair value is reported in earnings during the period of the change. The Company’s foreign currency derivative activity, including the related fair values, are not material to any period presented.
Additionally, the Company has entered into certain interest rate swap agreements to limit its exposure to variable interest rates, related to portions of the Company’s outstanding debt, one of which has been designated as a cash flow hedge. At December 31, 2014 and 2013, the Company had interest rate swaps outstanding with notional amounts of $29.3 million and $39.3 million, respectively. The Company’s interest rate swap activity, including the related fair values, are not material to any period presented. As of December 31, 2014 and 2013, there was no ineffective portion or amount excluded from effectiveness testing for derivatives designated as cash flow hedging instruments.
The Company does not enter into derivative instruments for speculative or trading purposes and does not anticipate any significant recognition of derivative activity through the income statement in the future related to the instruments currently held. See Note 6—Fair Value Measurements for further discussion and disclosure of the fair values for the Company’s derivative instruments.

NOTE 6—FAIR VALUE MEASUREMENTS
The Company currently has various financial instruments carried at fair value, such as marketable securities, derivatives and contingent consideration, but does not currently have nonfinancial assets and liabilities that are required to be measured at fair value on a recurring basis. The Company’s financial assets and liabilities are measured using inputs from all levels of the fair value hierarchy as defined in the FASB guidance for fair values. For this categorization, only inputs that are significant to the fair value are considered. The three levels are defined as follows:
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
In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis, which are classified on the balance sheets as cash and cash equivalents, other current assets, other long-term assets, other current liabilities and other long-term liabilities:

	Fair Value Measurements at December 31, 2014				Fair Value Measurements at December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
		(in thousands)				(in thousands)
Assets:
Cash equivalents	$111	$—	$—	$111	$26,627	$—	$—	$26,627
Forward currency contracts	—	1,910	—	1,910	—	297	—	297
Stock options	—	—	445	445	—	—	469	469
Total	$111	$1,910	$445	$2,466	$26,627	$297	$469	$27,393
Liabilities:
Interest rate swaps	$—	$1,004	$—	$1,004	$—	$1,491	$—	$1,491
Forward currency contracts	—	5	—	5	—	1,543	—	1,543
Put option	—	—	—	—	—	—	435	435
Contingent consideration	—	—	8,927	8,927	—	—	5,934	5,934
Total	$—	$1,009	$8,927	$9,936	$—	$3,034	$6,369	$9,403
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
A third-party had a put option to sell its noncontrolling interest to the Company in the second quarter of 2014 that was entered into as a separate transaction and therefore was carried at fair value using Level 3 inputs. The Company recorded a current liability for this put option which was valued using the Black-Scholes option pricing model. Changes in the fair value were recorded in acquisition transaction expenses.
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
Due to their short maturity, the carrying amounts of accounts receivable, accounts payable and accrued expenses approximated their fair values at December 31, 2014 and 2013.
The Company’s outstanding debt held by third-party financial institutions is carried at cost, adjusted for premium or discounts. The Company’s debt is not publicly traded and the carrying amounts typically approximate fair value for the Company’s debt that accrues interest at a variable rate, which are considered to be Level 2 inputs. The estimated fair values of the 7% senior notes, the 5.375% senior notes and the 2.5% convertible senior notes were $451.3 million, $250.3 million and $296.3 million, respectively, at December 31, 2014. The estimated fair values of the 7% senior notes and the 2.875% convertible senior notes were $461.9 million and $223.0 million, respectively, at December 31, 2013. The estimated fair value of the Company’s third-party fixed-rate debt is based on quoted market prices in active markets for the same or similar debt, which are considered to be Level 2 inputs. See Note 4—Long-Term Debt for discussion of the issuance of the 5.375% senior notes and the 2.5% convertible senior notes and redemption of the 2.875% convertible senior notes. The Company has fixed rate debt held by noncontrolling interest partners with a face value of $30.0 million and $34.6 million at December 31, 2014 and 2013, respectively. The Company is unable to determine the fair value of this debt.
The following table shows the fair value of the Company’s financial assets that have been adjusted to fair value on a non-recurring basis which had a significant impact on the Company’s results of operations for the years ended December 31, 2014 and 2013:

	Fair Value	Fair Value Measurements Using			Loss
Description	Measurement	Level 1	Level 2	Level 3	(Gain)
	(in thousands)
2014
Definite-lived intangible assets, net	$627	$—	$—	$627	$11,107
Indefinite-lived intangible assets, net	$—	$—	$—	$—	$5,963
Goodwill	$142,719	$—	$—	$142,719	$134,961
Investments in nonconsolidated affiliates	$—	$—	$—	$—	$(16,356)

2013
Definite-lived intangible assets, net	$660	$—	$—	$660	$10,625
Investments in nonconsolidated affiliates	$—	$—	$—	$—	$9,174

During 2014, 2013 and 2012, the Company recorded impairment charges related to definite-lived intangible assets of $11.1 million, $10.6 million and $89.6 million, respectively, as a component of depreciation and amortization. The 2014 impairment charges were primarily related to intangible assets for client/vendor relationships in the Artist Nation segment and technology in the Ticketing segment. The 2013 impairment charges were primarily related to intangible assets for venue management and leaseholds in the Concerts segment and client/vendor relationships in the Concerts and Artist Nation segments. The 2012 impairment charges were primarily related to intangible assets for client/vendor relationships in the Artist Nation segment and revenue-generating contracts and client/vendor relationships in the Concerts segment. In all these cases it was determined that these assets were impaired since the most recent estimated undiscounted future cash flows associated with these assets were less than their carrying value or that the technology would no longer be used. These impairments were then calculated using operating cash flows which were discounted to approximate fair value. The key inputs in these calculations include future cash flow projections, including revenue and profit margins, attrition rates as applicable, and, for the fair value computation, a discount rate. The key inputs used for these non-recurring fair value measurements are considered Level 3 inputs.
During 2014, goodwill impairments were recorded for the International Concerts reporting unit in the Concerts segment and the Artist Services (non-management) reporting unit in the Artist Nation segment in the amounts of $117.0 million and$17.9 million, respectively, in conjunction with our annual impairment tests.  The Company calculated these impairments using a combination of a discounted cash flows methodology, which uses both Level 2 and Level 3 inputs, and a market multiple methodology, which uses primarily Level 2 inputs. These key inputs include discount rates, market multiples, control premiums, revenue growth, estimates of future financial performance and attrition rates. See Note 1—The Company and

Summary of Significant Accounting Policies and Note 2—Long-Lived Assets for further discussion of the Company’s methodology and these impairments.
During 2014, the Company recorded an impairment charge related to indefinite-lived intangible assets of $6.0 million as a component of depreciation and amortization. The Company made a decision to rebrand certain of its markets that were not using the Ticketmaster trade name. In connection with the rebranding, it was determined that an indefinite-lived intangible asset for a certain market was fully impaired since the transition to the Ticketmaster trade name was substantially completed for that market during the third quarter. The fair value of this asset was calculated using a relief-from royalty method. The relief-from royalty method applied a royalty rate to the projected earnings attributable to the indefinite-lived intangible asset. The projected earnings for this non-recurring fair value measurement are considered Level 3 inputs.
During 2014, the Company recorded a net gain related to investments in nonconsolidated affiliates of $16.4 million as a component of other expense, net. The net gain was related to changes in the governing agreements of two artist management businesses resulting in those businesses being consolidated by the Company on a prospective basis. Prior to consolidation, the Company remeasured these investments to fair value using a discounted cash flow methodology. The key inputs in these fair value measurements include future cash flow projections, including revenue and profit margins, discount rates and attrition rates. The key inputs used for these non-recurring fair value measurements are considered Level 3 inputs.
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
In 2014 and 2013, there were no significant impairment charges recorded related to property, plant and equipment. During 2012, the Company recorded impairment charges of $4.3 million as a component of depreciation and amortization for certain property, plant and equipment. The 2012 impairment charges were primarily related to certain leasehold improvements and office furniture and equipment in the Artist Nation segment, an amphitheater in the Concerts segment and a theater in other operations. It was determined that these assets were impaired since the estimated undiscounted future cash flows associated with the respective asset were less than its carrying value. These cash flows were calculated using the estimated sale values for the assets being sold and/or operating cash flows, all of which were discounted to approximate fair value. The estimated sale values and operating cash flows used for these non-recurring fair value measurements are considered Level 2 inputs.
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
As of December 31, 2014, the Company’s future minimum rental commitments under non-cancelable operating lease agreements with terms in excess of one year, minimum payments under non-cancelable contracts in excess of one year and capital expenditure commitments consist of the following:

	Non-cancelable Operating Leases	Non-cancelable Contracts	Capital Expenditures
	(in thousands)
2015	$135,816	$877,072	$9,807
2016	135,047	237,016	25
2017	129,784	190,761	25
2018	118,865	43,261	—
2019	110,859	34,079	—
Thereafter	1,610,171	10,118	250
Total	$2,240,542	$1,392,307	$10,107

Commitment amounts for non-cancelable operating leases and non-cancelable contracts which stipulate an increase in the commitment amount based on an inflationary index have been estimated using an inflation factor of 2.4% for North America, 3.3% for the United Kingdom and 1.8% for the Netherlands.
Aggregate minimum rentals of $70.5 million to be received in years 2015 through 2023 under non-cancelable subleases are excluded from the commitment amounts in the above table.
Total rent expense charged to operations for 2014, 2013 and 2012 was $155.7 million, $162.6 million and $145.2 million, respectively. In addition to the minimum rental commitments included in the table above, the Company has leases that contain contingent payment requirements for which payments vary depending on revenue, tickets sold or other variables. Contingent rent expense charged to operations for 2014, 2013 and 2012 was $28.9 million, $46.5 million and $30.0 million, respectively. The above table above does not include contingent rent or rent expense for events in third-party venues.
In connection with asset and business disposals, the Company generally provides indemnifications to the buyers including claims resulting from employment matters, commercial claims and governmental actions that may be taken against the assets or businesses sold. Settlement of these claims is subject to various statutory limitations that are dependent upon the nature of the claim.
Certain agreements relating to acquisitions provide for deferred purchase consideration payments at future dates. A liability is established at the time of the acquisition for these fixed payments. For obligations payable at a date greater than twelve months from the acquisition date, the Company applies a discount rate to present value the obligations. As of December 31, 2014, the Company has accrued $0.1 million in other current liabilities and $15.5 million in other long-term liabilities related to these deferred purchase consideration payments. There were no deferred purchase consideration payment liabilities at December 31, 2013.
The Company has contingent obligations related to acquisitions which are accounted for as business combinations. Contingent consideration associated with business combinations is recorded at its fair value at the time of the acquisition and reflected at current fair value for each subsequent reporting period thereafter until settled. The Company records these fair value changes in its statements of operations as acquisition transaction expenses. The contingent consideration is generally subject to payout following the achievement of future performance targets and a portion is expected to be payable in the next twelve months. As of December 31, 2014, the Company has accrued $0.1 million in other current liabilities and $8.8 million in other long-term liabilities and, as of December 31, 2013, the Company had accrued $1.9 million in other current liabilities and $4.0 million in other long-term liabilities, representing the fair value of these estimated payments. The last contingency period for which the Company has an outstanding contingent payment is for the period ending May 2019. See Note 6—Fair Value Measurements for further discussion related to the valuation of these contingent payments.
During 2006, in connection with the Company’s acquisition of Historic Theatre Group, the Company guaranteed obligations related to a lease agreement. In the event of default, the Company could be liable for obligations through the end of 2035 which have future lease payments (undiscounted) of approximately $20.0 million as of December 31, 2014. The scheduled future minimum rentals for this lease for the years 2015 through 2019 are $1.6 million each year. The venues under the lease agreement were included in the sale of the Company’s North American theatrical business in 2008. The buyer has assumed the Company’s obligations under the guaranty, however the Company remains contingently liable to the lessor. The Company believes that the likelihood of a material liability being triggered under this lease is remote, and no liability has been accrued for these contingent lease obligations as of December 31, 2014.
As of December 31, 2014 and 2013, the Company guaranteed the debt of third parties of approximately $13.1 million in each respective period primarily related to maximum credit limits on employee and tour-related credit cards and obligations under a venue management agreement.
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
In December 2010, the parties entered into a binding agreement providing for the settlement of the litigation and the resolution of all claims therein. In September 2011, the Court declined to approve the settlement in its then-current form. Litigation continued, and later that same month, the Court granted in part and denied in part Ticketmaster’s Motion for Summary Judgment. The parties reached a new settlement in September 2011, which was preliminarily approved, but in September 2012 the Court declined to grant final approval. In June 2013, the parties reached a revised settlement, which was preliminarily approved by the Court in April 2014. Ticketmaster and its parent, Live Nation, have not acknowledged any violations of law or liability in connection with the matter.
As of December 31, 2014, the Company has accrued $34.9 million, its best estimate of the probable costs associated with the settlement referred to above. This liability includes an estimated redemption rate. Any difference between the Company’s estimated redemption rate and the actual redemption rate it experiences will impact the final settlement amount; however, the Company does not expect this difference to be material.
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
NOTE 8—CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS
Transactions Involving Principal Owners and Directors
The following table sets forth revenue earned and expenses incurred from the transactions noted below:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Principal owner and director related-party revenue	$3,995	$6,050	$21,532
Principal owner and director related-party expenses	$424	$5,006	$22,291
Agreements and Transactions with Liberty Media
Two current members of our board of directors were originally nominated by Liberty Media pursuant to a stockholder agreement.

The Company provides ticketing services to a sports franchise owned by Liberty Media and pays royalty fees and non-recoupable ticketing contract advances to the sports franchise. The Company also receives transaction fees from the sports franchise for tickets the sports franchise sells using the Company’s ticketing software. From time to time, the Company purchases advertising from Sirius XM Satellite Radio, a subsidiary of Liberty Media. These transactions are entered into in the ordinary course of business on an arms-length basis.
Relationship with Microsoft
The Company has a non-employee director who became an executive of Microsoft Corporation as of September 2, 2014. This director receives directors’ fees, stock options and restricted stock awards on the same basis as other non-employee members of the Company’s board of directors. From time to time, the Company purchases software licenses, advertising and other products from and provides sponsorship and advertising opportunities to Microsoft Corporation and its subsidiaries in the ordinary course of business on an arms-length basis.
Relationship with Clear Channel
For purposes of governing certain of the ongoing relationships between Clear Channel and Live Nation at and after the Separation, Clear Channel and Live Nation entered into a tax matters agreement, among other agreements.
The Company has a non-employee director who was also a director and executive officer of Clear Channel until July 2013. This director receives directors’ fees, stock options and restricted stock awards on the same basis as other non-employee members of the Company’s board of directors. From time to time, the Company purchases advertising from Clear Channel and its subsidiaries in the ordinary course of business on an arm’s-length basis. The Company also has various lease and licensing agreements with Clear Channel for office space. These transactions are included in the table above through July 2013.
Transactions with Madison Square Garden
The Company had a non-employee director until February 2013 who is also a director and executive officer of Madison Square Garden (“MSG”) and Cablevision Systems Corporation. This director received directors’ fees, stock options and restricted stock awards on the same basis as other non-employee members of the Company’s board of directors. From time to time, the Company promotes events at venues owned and/or operated by MSG and pays rental fees and co-promote fees to MSG and its subsidiaries. In addition, the Company provides ticketing services for venues and sports franchises owned or operated by MSG and pays royalty fees and non-recoupable ticketing contract advances to MSG and its subsidiaries. The Company also receives transaction fees from MSG and its subsidiaries for tickets MSG sells using the Company’s ticketing software. Finally, the Company purchases advertising from Cablevision Systems Corporation and its subsidiaries from time to time. All of these transactions are entered into in the ordinary course of business on an arms-length basis and are included in the table above through February 2013.
Transactions Involving Executives
ATC Aviation, Inc. (“ATC”), which was owned by the Company’s former Executive Chairman who resigned on December 31, 2012, owned an aircraft. The Company was charged market rates for the use of the aircraft when used by the former executive or other executives on Company business, a portion of which was paid to ATC. These arrangements are no longer in effect following the executive’s departure from the Company. For the year ended December 31, 2012, the Company made payments totaling $1.9 million.
During 2012, the former executive noted above had a minority ownership interest in an entity that subleases office space from the Company. Rent charged by the Company for the year ended December 31, 2012 totaled $0.7 million.
Trust Note
For the year ended December 31, 2012, the Company recorded $11.7 million of acquisition expenses related to the Trust Note as a component of corporate expenses. The Trust Note was paid in full in December 2012 in connection with the resignation of the executive affiliated with the trust that held the Trust Note.
Transactions Involving Equity Method Investees
The Company conducts business with certain of its equity method investees in the ordinary course of business. Transactions relate to venue rentals, management fees and sponsorship revenue. Revenue of $6.5 million, $2.6 million and $2.3 million were earned in 2014, 2013 and 2012, respectively, and expenses of $5.2 million, $7.5 million and $6.8 million were incurred in 2014, 2013 and 2012, respectively, from these equity investees for services rendered or provided in relation to these business ventures.

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

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Other related-party revenue	$4,942	$5,721	$4,755
Other related-party expenses	$16,639	$20,208	$13,720
NOTE 9—INCOME TAXES
Significant components of the provision for income tax expense (benefit) are as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Current:
Federal	$17	$1,238	$2,235
Foreign	12,727	41,664	34,541
State	9,550	3,864	3,917
Total current	22,294	46,766	40,693
Deferred:
Federal	(10,827)	(852)	(386)
Foreign	(4,249)	(14,606)	(14,591)
State	(2,588)	(430)	4,020
Total deferred	(17,664)	(15,888)	(10,957)
Income tax expense	$4,630	$30,878	$29,736

The domestic net loss before income taxes was $16.2 million, $103.9 million and $232.3 million for 2014, 2013 and 2012, respectively. Foreign income (loss) before income taxes was a loss of $83.6 million and income of $98.8 million and $100.1 million for 2014, 2013 and 2012, respectively.

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2014	2013
	(in thousands)
Deferred tax liabilities:
Intangible assets	$232,521	$234,454
Prepaid expenses	2,518	7,089
Long-term debt	8,521	51,166
Total deferred tax liabilities	243,560	292,709

Deferred tax assets:
Intangible and fixed assets	—	8,991
Accrued expenses	59,081	59,944
Net operating loss carryforwards	526,811	538,644
Foreign tax credit carryforwards	55,806	42,323
Equity compensation	9,868	24,930
Other	2,065	14,597
Total gross deferred tax assets	653,631	689,429

Valuation allowance	593,305	580,594
Total deferred tax assets	60,326	108,835
Net deferred tax liabilities	$(183,234)	$(183,874)

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
The decrease in the long-term debt deferred tax liability is primarily attributable to the release of deferred taxes related to interest expense deductions for tax purposes on the Company’s 2.875% convertible senior notes that were redeemed in September 2014 partially offset by a deferred tax liability established for the equity component and related transaction costs of the Company’s 2.5% convertible senior notes issued in May 2014.
During 2014 and 2013, the Company recorded net deferred tax liabilities of $23.2 million and $15.1 million, respectively, due principally to differences in financial reporting and tax bases in assets acquired in business combinations.
As of December 31, 2014, the Company has United States federal, state and foreign deferred tax assets related to net operating loss carryforwards of $248.1 million, $62.7 million and $216.0 million, respectively. Based on current statutory carryforward periods, these losses will expire on various dates between the years 2024 and 2033. The Company’s federal net operating loss is subject to statutory limitations on the amount that can be used in any given year.

The reconciliation of income tax computed at the United States federal statutory rates to income tax expense is:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Income tax benefit at United States statutory rates	$(34,937)	$(1,798)	$(46,256)
State income taxes, net of federal tax benefits	9,550	3,864	3,917
Differences between foreign and United States statutory rates	(10,735)	(21,182)	(25,637)
Non-United States income inclusions and exclusions	2,926	18,525	9,901
Nondeductible items	55,469	7,570	9,005
Tax contingencies	950	697	4,316
Change in valuation allowance	(6,168)	15,912	79,214
Other, net	(12,425)	7,290	(4,724)
	$4,630	$30,878	$29,736

During 2014, 2013 and 2012, the Company recorded income tax expense of approximately $4.6 million, $30.9 million and $29.7 million, respectively, on losses before tax of $99.8 million, $5.1 million and $132.2 million, respectively. Income tax expense is principally attributable to the Company’s earnings in foreign tax jurisdictions along with state income taxes. The Company does not record current tax benefits associated with losses from operations within tax jurisdictions where the losses cannot be carried back and/or for which future taxable income cannot be reasonably assured.
Differences between foreign and United States statutory rates of $(10.7) million, $(21.2) million and $(25.6) million for the years ended December 31, 2014, 2013 and 2012, respectively, are primarily attributable to the Company’s Luxembourg holding company structure and tax rulings received from the Luxembourg tax authorities.
Nondeductible items for 2014 primarily relate to the goodwill impairment that is not deductible for tax purposes.
During 2014, the Company recorded an income tax benefit of $12.9 million from the release of valuation allowances related to deferred tax liabilities associated with certain acquisitions. In 2013 and 2012, there were no significant income tax benefits recognized for valuation allowance reversals attributable to acquisitions.
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
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the years ended December 31, 2014, 2013 and 2012, the Company has recognized $0.5 million, $0.1 million and $0.7 million, respectively, of interest and penalties related to uncertain tax positions. As of December 31, 2014 and 2013, the Company has accrued interest related to uncertain tax positions of $1.3 million and $1.2 million, respectively.
The tax years 2005 through 2014 remain open to examination by the major tax jurisdictions to which the Company is subject.

At December 31, 2014 and 2013, the Company had $12.6 million and $12.9 million, respectively, of unrecognized tax benefits. All of these unrecognized tax benefits would favorably impact the effective tax rate if recognized at some point in the future. The following table summarizes the activity related to the Company’s unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
	(in thousands)
Balance at January 1	$12,860	$15,974	$13,357
Additions:
Increase for current year positions	306	396	2,978
Increase for prior year positions	1,089	800	652
Decrease for prior year positions	—	(75)	—
Interest and penalties for prior years	511	148	686
Reductions:
Expiration of applicable statute of limitations	(236)	(572)	—
Settlements for prior year positions	(1,225)	(3,212)	(1,716)
Foreign exchange	(686)	(599)	247
Reclassification to other liabilities	—	—	(230)
Balance at December 31	$12,619	$12,860	$15,974

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
Common Stock
Issued shares of common stock reported on the balance sheets include 1.2 million and 2.2 million, at December 31, 2014 and 2013, respectively, of unvested restricted stock awards that have not been included in the common shares issued reported on the statements of changes in equity. These shares will be reflected in the statements of changes in equity at the time of vesting.
During 2014 and 2013, the Company issued 2.7 million shares and 10.1 million shares, respectively, of common stock in connection with stock option exercises and vesting of restricted stock awards.
The above shares issued in 2013 include 0.5 million shares of common stock that were issued in connection with the exercise of warrants to purchase the Company’s common stock. The transactions were cashless net exercises resulting in the Company repurchasing 0.4 million of the shares issued which have been recorded in treasury stock at a value of $6.9 million.
Common Stock Reserved for Future Issuance
Common stock of approximately 23.3 million shares as of December 31, 2014 is reserved for future issuances under the stock incentive plan (including 17.0 million options and 1.2 million restricted stock awards currently granted).
Noncontrolling Interests
Common securities held by the noncontrolling interests that do not include put arrangements exercisable outside of the control of the Company are recorded in equity, separate from the Company’s stockholders’ equity.
The purchase or sale of additional ownership in an already controlled subsidiary is recorded as an equity transaction with no gain or loss recognized in net income (loss) or comprehensive income (loss) as long as the subsidiary remains a controlled subsidiary. In 2014, in connection with the acquisition of an artist management business, the Company exchanged a noncontrolling interest in certain of its existing artist management businesses. In addition, the Company acquired the remaining equity interests in a festival promoter based in Ireland along with other smaller companies. In 2013, the Company acquired the remaining equity interests in a company that owns the 3Arena in Ireland along with other smaller companies. The following schedule reflects the change in ownership interests for these transactions:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net loss attributable to common stockholders of Live Nation	$(90,807)	$(43,378)	$(163,227)
Transfers of noncontrolling interest:
Changes in Live Nation’s additional paid-in capital for purchase of noncontrolling interests, net of transaction costs	(3,796)	(17,732)	43
Changes in Live Nation’s additional paid-in capital for sale of noncontrolling interests, net of transaction costs	(11,748)	—	—
Net transfers of noncontrolling interest	(15,544)	(17,732)	43
Change from net loss attributable to common stockholders of Live Nation and transfers from noncontrolling interests	$(106,351)	$(61,110)	$(163,184)

Redeemable Noncontrolling Interests
The Company is subject to put arrangements arising from business combinations where the holders of the noncontrolling interests can require the Company to repurchase their shares at specified dates in the future or within specified periods in the future. Certain of these puts can be exercised earlier upon the occurrence of triggering events as specified in the agreements. The redemption amounts for these puts are either at a fixed amount, at fair value at the time of exercise or a variable amount based on a formula linked to earnings. In accordance with the FASB guidance for business combinations, the redeemable noncontrolling interests are recorded at their fair value at acquisition date. As these put arrangements are not currently redeemable, the Company accretes up to the estimated redemption value over the period from the date of issuance to the earliest redemption date of the individual puts, with the offset recorded to additional paid-in capital. Decreases in accretion are only recognized to the extent that increases had been previously recognized. The estimated redemption values that are based on a formula linked to future earnings are computed using projected cash flows each reporting period which take into account the current expectations regarding profitability and the timing of revenue-generating events. The amounts for these put arrangements are reflected in the Company’s balance sheets as redeemable noncontrolling interests outside of permanent equity. The increase during the current year is primarily due to the acquisition of a controlling interest in a festival and concert promoter located in the United States.
The Company’s estimate of redemption amounts for puts that are redeemable at fixed or determinable prices on fixed or determinable dates for the years ended December 31, 2015, 2016, 2017, 2018 and 2019 are $14.6 million, $11.6 million, $9.2 million, $146.5 million and $8.1 million, respectively.

Accumulated Other Comprehensive Income (Loss)
The following table presents changes in the components of AOCI, net of taxes, for the years ended December 31, 2014, 2013 and 2012:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
	(in thousands)
Balance at December 31, 2011	$(431)	$(221)	$(35,722)	$(36,374)
Other comprehensive income (loss) before reclassifications	(148)	(390)	26,005	25,467
Amount reclassified from AOCI	(16)	—	—	(16)
Net other comprehensive income (loss)	(164)	(390)	26,005	25,451
Balance at December 31, 2012	(595)	(611)	(9,717)	(10,923)
Other comprehensive income before reclassifications	20	—	8,037	8,057
Amount reclassified from AOCI	496	—	—	496
Net other comprehensive income	516	—	8,037	8,553
Balance at December 31, 2013	(79)	(611)	(1,680)	(2,370)
Other comprehensive income (loss) before reclassifications	(6)	30	(67,724)	(67,700)
Amount reclassified from AOCI	60	—	—	60
Net other comprehensive income (loss)	54	30	(67,724)	(67,640)
Balance at December 31, 2014	$(25)	$(581)	$(69,404)	$(70,010)
The realized loss on cash flow hedges reclassified from AOCI consists of one interest rate swap agreement.
Earnings per Share
The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Year ended December 31,
	2014	2013	2012
	(in thousands except share and per share data)
Net loss attributable to common stockholders of Live Nation	$(90,807)	$(43,378)	$(163,227)
Accretion of redeemable noncontrolling interests	(5,660)	(569)	(801)
Net loss available to common stockholders of Live Nation—basic and diluted	$(96,467)	$(43,947)	$(164,028)

Weighted average common shares—basic and diluted	198,874,019	193,885,066	186,955,748

Basic and diluted net loss available to common stockholders of Live Nation	$(0.49)	$(0.23)	$(0.88)
Basic net income (loss) per common share is computed by dividing the net income (loss) available to common shares by the weighted average number of common shares outstanding during the period. Diluted net income per common share adjusts basic net income per common share for the effects of stock options, restricted stock and other potentially dilutive financial instruments only in the periods in which such effect is dilutive. The Company’s 2.5% and 2.875% convertible senior notes are considered in the calculation of diluted net income per common share, if dilutive.

The calculation of diluted net income per common share includes the effects of the assumed exercise of any outstanding stock options and warrants, the assumed vesting of shares of restricted stock awards and units and the assumed conversion of the 2.5% and 2.875% convertible senior notes where dilutive. For the years ended December 31, 2014, 2013 and 2012 there were no reconciling items to the weighted average common shares outstanding in the calculation of diluted net income per common share. The following table shows securities excluded from the calculation of diluted net income per common share because such securities were anti-dilutive:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Options to purchase shares of common stock	16,999	16,628	24,722
Restricted stock awards and units—unvested	1,171	2,210	3,207
Warrants	—	—	500
Conversion shares related to convertible senior notes	7,930	8,105	8,105
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	26,100	26,943	36,534
NOTE 11—STOCK-BASED COMPENSATION
In December 2005, the Company adopted its 2005 Stock Incentive Plan, which has been amended and/or restated on several occasions. In connection with the Company’s merger with Ticketmaster, the Company adopted the Amended and Restated Ticketmaster 2008 Stock & Annual Incentive Plan. The plans authorize the Company to grant stock option awards, director shares, stock appreciation rights, restricted stock and deferred stock awards, other equity-based awards and performance awards. The Company has granted restricted stock awards and options to purchase its common stock to employees, directors and consultants of the Company and its affiliates under the stock incentive plans at no less than the fair market value of the underlying stock on the date of grant. The stock incentive plans contain anti-dilutive provisions that require the adjustment of the number of shares of the Company’s common stock represented by, and the exercise price of, each option for any stock splits or stock dividends.
The following is a summary of stock-based compensation expense recorded by the Company during the respective periods:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Selling, general and administrative expenses	$21,204	$12,361	$14,297
Corporate expenses	17,825	16,054	22,766
Total	$39,029	$28,415	$37,063
The increase in stock-based compensation expense for the year ended December 31, 2014 as compared to the prior year is due primarily to 2.3 million options and 0.8 million shares of restricted stock granted to management and directors during 2014, which will generally vest over one to four years. In addition, the Company granted other equity awards to employees during 2014, with a grant in the first quarter vesting over four years and a grant in the second quarter vesting at issuance. During 2014, the Company recorded stock-based compensation expense for these other awards of $7.9 million as a component of selling, general and administrative expenses.
The Trust held 1.5 million shares of restricted Live Nation common stock that were issued in connection with an acquisition, which unvested shares at December 31, 2012 were accelerated in connection with the resignation of a former executive. Stock-based compensation expense of $6.3 million related to this restricted Live Nation common stock was recorded for the year ended December 31, 2012, as a component of corporate expenses. The value of all exchanged awards which related to services already rendered as of the date of the Company’s merger with Ticketmaster was included as part of the consideration transferred.
As of December 31, 2014, there was $51.4 million of total unrecognized compensation cost related to stock-based compensation arrangements for stock options and restricted stock awards. This cost is expected to be recognized over a weighted-average period of 2.5 years.

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
The following assumptions were used to calculate the fair value of the Company’s options on the date of grant:

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.67% - 2.0%	1.06% - 1.89%	0.83% - 1.14%
Dividend yield	0.0%	0.0%	0.0%
Volatility factors	42.4% - 47.0%	48.2% - 48.4%	54.6% - 61.3%
Weighted average expected life (in years)	6.06	5.87	6.46
The following table presents a summary of the Company’s stock options outstanding at, and stock option activity (“Price” reflects the weighted average exercise price per share):

	Year Ended December 31,
	2014		2013		2012
	Options	Price	Options	Price	Options	Price
	(in thousands, except per share data)
Outstanding January 1	16,628	$12.68	24,722	$11.68	21,429	$12.33
Granted	2,345	21.03	1,269	13.30	5,495	8.80
Exercised	(1,769)	12.32	(8,718)	9.76	(259)	4.39
Forfeited or expired	(205)	19.58	(645)	14.93	(1,943)	11.70
Outstanding December 31	16,999	$13.78	16,628	$12.68	24,722	$11.68

Exercisable December 31	10,669	$13.68	9,443	$14.94	15,529	$13.46
Weighted average fair value per option granted		$9.82		$6.18		$3.93
The total intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 was $20.2 million, $31.6 million and $1.3 million, respectively. Cash received from stock option exercises for the years ended December 31, 2014, 2013 and 2012 was $21.8 million, $85.1 million and $1.1 million, respectively. Through December 31, 2014, no tax benefits from the exercise of stock options have been recognized. Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with the FASB guidance for stock-based compensation.

There were 5.1 million shares available for future grants under the stock incentive plan at December 31, 2014. Upon share option exercise or vesting of restricted stock and restricted stock units, the Company issues new shares or treasury shares to fulfill these grants. Vesting dates on the stock options range from February 2015 to September 2018, and expiration dates range from January 2015 to September 2024 at exercise prices and average contractual lives as follows:

Range of Exercise Prices	Outstanding as of 12/31/14	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of 12/31/14	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)	(in years)

$2.75 - $4.99	2,306	4.2	$2.87	2,306	4.2	$2.87
$5.00 - $9.99	5,174	7.6	$8.81	2,237	7.3	$8.83
$10.00 - $14.99	3,676	5.9	$11.40	2,796	5.5	$11.35
$15.00 - $19.99	901	4.8	$18.64	694	3.6	$18.67
$20.00 - $24.99	3,821	6.3	$22.47	1,515	2.2	$24.65
$25.00 - $29.99	708	0.4	$29.68	708	0.4	$29.68
$35.00 - $39.99	413	0.4	$39.95	413	0.4	$39.95

The total intrinsic value of options outstanding and options exercisable as of December 31, 2014 was $217.8 million and $140.9 million, respectively.
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
In 2014, the Company granted 0.4 million shares of restricted stock and 0.3 million shares of performance-based awards under the Company’s stock incentive plans. These awards will all generally vest over one or four years with the exception of the performance-based awards which will vest within two years if the performance criteria are met.
In 2013, the Company granted 0.1 million shares of restricted stock and 0.4 million shares of market-based or performance-based awards under the Company’s stock incentive plans. These awards will all generally vest over one or four years with the exception of the market-based awards which will vest within two years if the performance criteria are met. As of December 31, 2014, the performance or market-based criteria for these awards have been met unless otherwise forfeited.
In 2012, the Company granted 0.2 million shares of restricted stock and 1.0 million shares of market-based or performance-based awards. These awards all vest over four years with the exception of the market-based awards which vest over four years if a specified stock price is achieved over a specified number of consecutive days during the four years and the performance-based awards which vest within two years if the performance criteria are met. As of December 31, 2014, the performance or market-based criteria for these awards have been met unless otherwise forfeited.

The following table presents a summary of the Company’s unvested restricted stock awards and equity-settled RSUs outstanding at December 31, 2014, 2013 and 2012 (“Price” reflects the weighted average share price at the date of grant):

	Restricted Stock		RSUs
	Awards	Price	Awards	Price
	(in thousands, except per share data)
Unvested at December 31, 2011	3,325	$10.98	703	10.03
Granted	1,243	8.96	—	—
Forfeited	(151)	7.90	(373)	9.61
Vested	(1,215)	10.95	(325)	10.51
Unvested at December 31, 2012	3,202	$10.32	5	$10.51
Granted	548	12.17	—	—
Forfeited	(141)	9.19	—	—
Vested	(1,399)	10.54	(5)	10.51
Unvested at December 31, 2013	2,210	$10.68	—	$—
Granted	752	21.64	—	—
Forfeited	(237)	12.64	—	—
Vested	(1,554)	11.50	—	—
Unvested at December 31, 2014	1,171	$16.18	—	$—
The total grant date fair market value of the shares issued upon the vesting of restricted stock awards during the years ended December 31, 2014, 2013 and 2012 was $17.9 million, $18.8 million and $14.7 million, respectively. As of December 31, 2014, there were 0.3 million restricted stock awards outstanding which require the Company or the recipient to achieve minimum performance targets or market conditions in order for the awards to vest.

NOTE 12—OTHER INFORMATION

	December 31,
	2014	2013
	(in thousands)
The following details the components of “Other current assets”:
Cash held in escrow	$1,869	$23,328
Inventory	12,824	12,270
Other	11,396	7,829
Total other current assets	$26,089	$43,427

The following details the components of “Other long-term assets”:
Long-term advances	$246,461	$150,041
Investments in nonconsolidated affiliates	127,222	39,778
Debt issuance costs	20,000	15,161
Other	100,420	91,354
Total other long-term assets	$494,103	$296,334

The following details the components of “Accrued expenses”:
Accrued compensation and benefits	$139,825	$153,143
Accrued event expenses	164,474	129,898
Accrued insurance	54,183	52,699
Accrued legal	46,186	44,965
Collections on behalf of others	51,180	37,014
Other	220,032	251,080
Total accrued expenses	$675,880	$668,799

The following details the components of “Other current liabilities”:
Contingent and deferred purchase consideration	$1,703	$3,509
Other	10,332	50,801
Total other current liabilities	$12,035	$54,310

The following details the components of “Other long-term liabilities”:
Accrued rent	$56,027	$48,985
Deferred revenue	4,768	5,102
Contingent and deferred purchase consideration	24,248	4,008
Other	27,161	26,940
Total other long-term liabilities	$112,204	$85,035

NOTE 13—SEGMENT DATA
The Company’s reportable segments are Concerts, Ticketing, Artist Nation and Sponsorship & Advertising. The Concerts segment involves the promotion of live music events globally in the Company’s owned or operated venues and in rented third-party venues, the production of music festivals and the operation and management of music venues. The Ticketing segment involves the management of the Company’s global ticketing operations including providing ticketing software and services to clients, ticket resale services and online access for customers relating to ticket and event information and is responsible for the Company’s primary websites, www.livenation.com and www.ticketmaster.com. The Artist Nation segment provides management services to artists and other services including merchandise sales. The Sponsorship & Advertising segment manages the development of strategic sponsorship programs in addition to the sale of international, national and local sponsorships and placement of advertising including signage, promotional programs and banner ads in the Company’s owned or operated venues and on its primary websites.
Revenue and expenses earned and charged between segments are eliminated in consolidation. Corporate expenses and all line items below operating income are managed on a total company basis. The Company’s capital expenditures below include accruals and expenditures funded by outside parties such as landlords or replacements funded by insurance companies.
The Company manages its working capital on a consolidated basis. Accordingly, segment assets are not reported to, or used by, the Company’s management to allocate resources to or assess performance of the segments, and therefore, total segment assets have not been presented.
For the years ended December 31, 2013 and 2012, the previously reported capital expenditures amounts have been increased by $24.7 million and $1.2 million to include insurance recoveries and landlord reimbursements. The expenditures had previously been reported net of recoveries and reimbursements. The 2013 increase includes $21.8 million in the Concerts segment of partial insurance recoveries received in connection with storm damage to an amphitheater in New York during Hurricane Sandy.
There were no customers that individually accounted for more than 10% of the Company’s consolidated revenue in any year.
The following table presents the results of operations for the Company’s reportable segments for the years ending December 31, 2014, 2013 and 2012:

	Concerts	Ticketing	Artist Nation	Sponsorship & Advertising	Other	Corporate	Eliminations	Consolidated
				(in thousands)
2014
Revenue	$4,726,877	$1,557,254	$389,437	$300,279	$3,171	$—	$(110,054)	$6,866,964
Direct operating expenses	4,016,540	763,280	212,302	37,973	(2,174)	—	(107,952)	4,919,969
Selling, general and administrative expenses	666,475	471,982	138,066	50,292	3,345	—	—	1,330,160
Depreciation and amortization	115,088	204,901	43,343	4,281	40	2,592	(2,102)	368,143
Goodwill impairment	117,013	—	17,948	—	—	—	—	134,961
Loss (gain) on disposal of operating assets	(2,954)	(1,583)	34	—	(29)	38	—	(4,494)
Corporate expenses	—	—	—	—	—	101,000	—	101,000
Acquisition transaction expenses	5,171	1,381	566	—	38	2,905	—	10,061
Operating income (loss)	$(190,456)	$117,293	$(22,822)	$207,733	$1,951	$(106,535)	$—	$7,164
Intersegment revenue	$97,642	$1,150	$11,262	$—	$—	$—	$(110,054)	$—
Capital expenditures	$35,006	$89,990	$1,892	$1,834	$6	$9,490	$—	$138,218

	Concerts	Ticketing	Artist Nation	Sponsorship & Advertising	Other	Corporate	Eliminations	Consolidated
				(in thousands)
2013
Revenue	$4,517,191	$1,407,817	$352,947	$284,692	$3,164	$—	$(87,264)	$6,478,547
Direct operating expenses	3,829,991	672,221	218,113	45,021	380	—	(85,219)	4,680,507
Selling, general and administrative expenses	632,614	442,788	103,304	45,618	2,568	—	—	1,226,892
Depreciation and amortization	132,386	190,801	42,613	2,351	206	2,611	(2,045)	368,923
Loss (gain) on disposal of operating assets	(38,927)	(4)	665	—	7	—	—	(38,259)
Corporate expenses	—	—	—	—	—	94,385	—	94,385
Acquisition transaction expenses	723	245	3	64	—	5,404	—	6,439
Operating income (loss)	$(39,596)	$101,766	$(11,751)	$191,638	$3	$(102,400)	$—	$139,660
Intersegment revenue	$77,050	$2,295	$7,919	$—	$—	$—	$(87,264)	$—
Capital expenditures	$45,925	$90,132	$2,255	$1,424	$—	$1,303	$—	$141,039
2012
Revenue	$3,870,371	$1,374,049	$399,940	$247,921	$2,997	$—	$(76,231)	$5,819,047
Direct operating expenses	3,274,951	651,055	263,896	34,738	816	—	(74,179)	4,151,277
Selling, general and administrative expenses	569,570	434,310	99,786	38,198	1,768	—	—	1,143,632
Depreciation and amortization	145,552	165,947	115,696	1,187	398	2,829	(2,052)	429,557
Loss (gain) on disposal of operating assets	(453)	(225)	(42)	—	206	—	—	(514)
Corporate expenses	—	—	—	—	—	113,364	—	113,364
Acquisition transaction expenses	847	153	1,163	—	—	1,207	—	3,370
Operating income (loss)	$(120,096)	$122,809	$(80,559)	$173,798	$(191)	$(117,400)	$—	$(21,639)
Intersegment revenue	$65,559	$2,771	$7,901	$—	$—	$—	$(76,231)	$—
Capital expenditures	$24,634	$92,651	$601	$5,147	$4	$1,336	$—	$124,373

The following table provides revenue and long-lived assets for the Company’s foreign operations included in the consolidated financial statements:

	United Kingdom Operations	Other Foreign Operations	Total Foreign Operations	Total Domestic Operations	Consolidated Total
	(in thousands)
2014
Revenue	$772,445	$1,591,643	$2,364,088	$4,502,876	$6,866,964
Long-lived assets	$71,269	$105,937	$177,206	$518,131	$695,337

2013
Revenue	$716,982	$1,773,088	$2,490,070	$3,988,477	$6,478,547
Long-lived assets	$76,607	$116,859	$193,466	$513,334	$706,800

2012
Revenue	$691,849	$1,349,912	$2,041,761	$3,777,286	$5,819,047
Long-lived assets	$87,790	$102,706	$190,496	$531,290	$721,786

NOTE 14—QUARTERLY RESULTS OF OPERATIONS (Unaudited)

	March 31,		June 30,		September 30,		December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
	(in thousands)
Revenue	$1,127,316	$923,698	$1,665,785	$1,679,513	$2,502,008	$2,262,236	$1,571,855	$1,613,100
Operating income (loss)	$(12,308)	$(33,189)	$55,686	$97,806	$150,604	$126,037	$(186,818)	$(50,994)
Net income (loss)	$(30,097)	$(64,187)	$25,822	$59,015	$115,827	$50,418	$(216,002)	$(81,261)
Net income (loss) attributable to common stockholders of Live Nation	$(32,448)	$(63,239)	$22,934	$58,130	$105,163	$43,774	$(186,456)	$(82,043)

Basic net income (loss) per common share attributable to common stockholders of Live Nation	$(0.17)	$(0.34)	$0.11	$0.30	$0.52	$0.22	$(0.94)	$(0.42)
Diluted net income (loss) per common share attributable to common stockholders of Live Nation	$(0.17)	$(0.34)	$0.11	$0.30	$0.49	$0.22	$(0.94)	$(0.42)

The following summarizes unusual or infrequent items effecting the quarterly results of operations:
2014
The Company recorded an impairment charge related to indefinite-lived intangible assets of $6.0 million in the third quarter of 2014 as a component of depreciation and amortization. See Note 2—Long-Lived Assets and Note 6—Fair Value Measurements for further discussion.
The Company recorded impairment charges related to definite-lived intangible assets of $9.3 million in the fourth quarter of 2014 as a component of depreciation and amortization primarily related to intangible assets for client/vendor relationships in the Artist Nation segment and technology in the Ticketing segment. See Note 2—Long-Lived Assets and Note 6—Fair Value Measurements for further discussion.
The Company recorded goodwill impairments of $135.0 million in the fourth quarter of 2014 in connection with its annual impairment tests. See Note 2—Long-Lived Assets and Note 6—Fair Value Measurements for further discussion.
The Company received the final insurance recovery in the second quarter of 2014, related to an amphitheater in New York that sustained damage during Hurricane Sandy in 2012 and recorded a gain of $3.6 million, as a component of gain on disposal of operating assets. See Note 2—Long-Lived Assets for further discussion.
The Company recorded a gain of $17.1 million in the fourth quarter of 2014 as a component of other expense, net in connection with the consolidation of an artist management business that had been previously accounted for as an equity investment, due to a change in the governing agreements.
The Company recorded net foreign exchange currency losses of $12.3 million and $14.3 million in the third and fourth quarters of 2014, respectively, as a component of other expense, net.
2013
The Company received insurance recoveries and recorded gains of $3.1 million, $9.4 million and $2.0 million in the first, second and third quarters of 2013, respectively, as a component of gain on disposal of operating assets related to an amphitheater in New York that sustained damage during Hurricane Sandy in 2012. See Note 2—Long-Lived Assets for further discussion.
In May 2013, the Company completed the sale of a theater in New York and recorded a gain of $21.9 million and $7.0 million in the second and third quarters, respectively, and a loss of $4.1 million in the fourth quarter as a component of gain on disposal of operating assets. See Note 2—Long-Lived Assets for further discussion.
The Company recorded $4.9 million, $4.1 million and $1.5 million in the second, third and fourth quarters of 2013, respectively, for acceleration of amortization as a component of depreciation and amortization primarily related to changes in estimates of the useful lives for certain venue management and leasehold intangible assets in the Concerts segment. See Note 2—Long-Lived Assets for further discussion.
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
Based on their evaluation as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal controls will prevent all possible errors and fraud. Our disclosure controls and procedures are, however, designed to provide reasonable assurance of achieving their objectives, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at that reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Live Nation Entertainment, Inc.
We have audited Live Nation Entertainment, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Live Nation Entertainment Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Live Nation Entertainment, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Live Nation Entertainment, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 26, 2015

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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)1. Financial Statements.
The following consolidated financial statements are included in Item 8:
(a)2. Financial Statement Schedule.
The following financial statement schedule for the years ended December 31, 2014, 2013 and 2012 is filed as part of this report and should be read in conjunction with the consolidated financial statements.
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
Under Rule 3-09 of Regulation S-X, we are required to file separate financial statements of Venta de Boletos por Computadora S.A. de C.V., unaudited for the year ended December 31, 2014 and audited for the year ended December 31, 2013. We expect to file those financial statements by amendment to our Annual Report on Form10-K/A on or before June 30, 2015.

LIVE NATION ENTERTAINMENT, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts

Description	Balance at Beginning of Period	Charges of Costs, Expenses and Other	Write-off of Accounts Receivable	Other		Balance at End of Period
	(in thousands)
Year ended December 31, 2012	$16,986	$6,963	$(4,383)	$228	(1)	$19,794

Year ended December 31, 2013	$19,794	$5,875	$(6,423)	$604	(1)	$19,850

Year ended December 31, 2014	$19,850	$3,684	$(4,763)	$(1,282)	(1)	$17,489
_________________
(1) Foreign currency adjustments and acquisitions.

LIVE NATION ENTERTAINMENT, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Deferred Tax Asset Valuation Allowance

Description		Balance at Beginning of Period	Charges of Costs, Expenses and Other	Deletions	Other (1)	Balance at End of Period
		(in thousands)
Year ended December 31, 2012	(2)	$415,449	$79,214	$—	$41,808	$536,471

Year ended December 31, 2013	(2)	$536,471	$15,912	$(6,088)	$34,299	$580,594

Year ended December 31, 2014		$580,594	$(6,168)	$—	$18,879	$593,305
________________________
(1) During 2014, 2013, and 2012, the valuation allowance was adjusted for acquisitions, divestitures and foreign currency adjustments.

(2) Certain reclassifications have been made to the prior year amounts to conform to the 2014 presentation. The reclassifications related to changes in deferred tax asset valuation allowances related to net operating loss carryforwards.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	Filed HereWith
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Live Nation Entertainment, Inc.	8-K	001-32601	3.1	6/7/2013	Live Nation
3.2	Fifth Amended and Restated Bylaws of Live Nation Entertainment, Inc.	8-K	001-32601	3.2	6/7/2013	Live Nation
4.1	Rights Agreement, dated December 21, 2005, between CCE Spinco, Inc. and The Bank of New York, as Rights Agent.	8-K	001-32601	4.1	12/23/2005	Live Nation
4.2	First Amendment to Rights Agreement, dated February 25, 2009, between Live Nation, Inc. and The Bank of New York Mellon, as Rights Agent.	8-K	001-32601	4.1	3/3/2009	Live Nation
4.3	Second Amendment to Rights Agreement, effective as of September 23, 2011, entered into by and between Live Nation Entertainment, Inc. and The Bank of New York Mellon, as Rights Agent.	8-K	001-32601	4.1	9/28/2011	Live Nation
4.4	Third Amendment to Rights Agreement, effective as of January 11, 2013, entered into by and between Live Nation Entertainment, Inc. and Computershare Shareowner Services, LLC, as Rights Agent.	8-K	001-32601	4.1	1/17/2013	Live Nation
4.5	Form of Certificate of Designations of Series A Junior Participating Preferred Stock.	8-K	001-32601	4.2	12/23/2005	Live Nation
4.6	Form of Right Certificate.	8-K	001-32601	4.3	12/23/2005	Live Nation
10.1	Lockup and Registration Rights Agreement, dated May 26, 2006, among Live Nation, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc. and the other parties set forth therein.	8-K	001-32601	4.1	6/2/2006	Live Nation
10.2	Stockholder Agreement, dated February 10, 2009, among Live Nation, Inc., Liberty Media Corporation, Liberty USA Holdings, LLC and Ticketmaster Entertainment, Inc.	8-K	001-32601	10.2	2/13/2009	Live Nation
10.3	Note, dated January 24, 2010, among Ticketmaster Entertainment, Inc., Azoff Family Trust of 1997 and Irving Azoff.	10-K	001-32601	10.17	2/25/2010	Live Nation
10.4	Registration Rights Agreement, dated January 25, 2010, among Live Nation, Inc., Liberty Media Corporation and Liberty Media Holdings USA, LLC.	8-K	001-32601	10.1	1/29/2010	Live Nation
10.5	Tax Matters Agreement, dated December 21, 2005, among CCE Spinco, Inc., CCE Holdco #2, Inc. and Clear Channel Communications, Inc.	8-K	001-32601	10.2	12/23/2005	Live Nation

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	Filed HereWith
10.6	Tax Sharing Agreement, dated August 20, 2008, among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	8-K	001-34064	10.2	8/25/2008	Ticketmaster
10.7	Form of Indemnification Agreement.	10-K	001-32601	10.23	2/25/2010	Live Nation
10.8 §	Live Nation Entertainment, Inc. 2005 Stock Incentive Plan, as amended and restated as of April 15, 2011.	8-K	001-32601	10.3	6/20/2011	Live Nation
10.9 §	Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	S-8	333-164507	10.1	1/26/2010	Live Nation
10.10 §	Amendment No. 1 to the Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	10-Q	001-32601	10.1	11/4/2010	Live Nation
10.11 §	Live Nation Entertainment, Inc. 2006 Annual Incentive Plan, as amended and restated as of April 15, 2011.	8-K	001-32601	10.2	6/20/2011	Live Nation
10.12 §	Amended and Restated Live Nation, Inc. Stock Bonus Plan.	8-K	001-32601	10.1	1/25/2010	Live Nation
10.13 §	Employment Agreement, dated October 21, 2009, among Live Nation, Inc., Live Nation Worldwide, Inc. and Michael Rapino.	8-K	001-32601	10.1	10/22/2009	Live Nation
10.14 §	First Amendment to Employment Agreement, dated December 27, 2012 by and between Live Nation Entertainment, Inc. and Michael Rapino.	10-K	001-32601	10.29	2/26/2013	Live Nation
10.15 §	Employment Agreement, effective January 1, 2014, between Live Nation Entertainment, Inc. and Michael Rowles.	10-K	001-32601	10.17	2/24/2014	Live Nation
10.16 §	Employment Agreement, effective January 1, 2014, between Live Nation Entertainment, Inc. and Kathy Willard.	10-K	001-32601	10.19	2/24/2014	Live Nation
10.17 §	Employment Agreement, effective December 17, 2007, between Live Nation Worldwide, Inc. and Brian Capo.	10-Q	001-32601	10.4	8/7/2008	Live Nation
10.18 §	First Amendment to Employment Agreement, effective December 31, 2008, between Live Nation Worldwide, Inc. and Brian Capo.	10-K	001-32601	10.30	3/5/2009	Live Nation
10.19 §	Employment Agreement, effective January 1, 2014, between Live Nation Entertainment, Inc. and Joe Berchtold.	10-K	001-32601	10.24	2/24/2014	Live Nation

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	Filed HereWith
10.20	Credit Agreement entered into as of May 6, 2010, among Live Nation Entertainment, Inc., the Foreign Borrowers party thereto, the Guarantors identified therein, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent and J.P. Morgan Europe Limited, as London Agent.	10-Q	001-32601	10.4	8/5/2010	Live Nation
10.21	Amendment No. 1, to the Credit Agreement, dated as of June 29, 2012, entered into by and among Live Nation Entertainment, Inc., the relevant Credit Parties identified therein, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders.	10-Q	001-32601	10.2	8/7/2012	Live Nation
10.22	Amendment No. 2 to the Credit Agreement, dated as of August 16, 2013, entered into by and among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the Lenders, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent and J.P. Morgan Europe Limited, as London agent.	10-Q	001-32601	10.2	5/6/2014	Live Nation
10.23	Incremental Term Loan Joinder Agreement No. 1, dated August 20, 2012, by and among Live Nation Entertainment, Inc., JPMorganChase Bank, N.A., as administrative agent, each Incremental Term Loan Lender defined therein and the relevant Credit Parties identified therein.	10-Q	001-32601	10.2	11/5/2012	Live Nation
10.24	Indenture, dated August 20, 2012, by and among Live Nation Entertainment, Inc., the Guarantors defined therein, and the Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.1	11/5/2012	Live Nation
10.25	First Supplemental Indenture, entered into as of October 4, 2012, among Live Nation Entertainment, Inc., the Guarantors listed in Appendix I attached thereto, Live Nation Ushtours (USA), LLC, and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.3	11/5/2012	Live Nation
10.26	Second Supplemental Indenture, entered into as of August 13, 2013, among Live Nation Entertainment, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	001-32601	10.1	8/16/2013	Live Nation

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	Filed HereWith
10.27	Third Supplemental Indenture, dated as of February 6, 2014 among Live Nation Entertainment, Inc., BigChampagne, LLC, the Existing Guarantors Party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.1	5/6/2014	Live Nation
10.28	Fourth Supplemental Indenture, dated as of May 27, 2014, among Live Nation Entertainment, Inc., Reigndeer Entertainment Corp., the Existing Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.3	7/31/2014	Live Nation
10.29	Fifth Supplemental Indenture, dated as of August 27, 2014, among Live Nation Entertainment, Inc., Ticketstoday, LLC, the Existing Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.2	10/30/2014	Live Nation
10.30
Sixth Supplemental Indenture, dated as of October 31, 2014, among Live Nation Entertainment, Inc., EXMO Inc., Artist Nation Management, Inc., Guyo Entertainment, Inc., the Existing Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.
							X
10.31	Indenture, dated as of May 23, 2014, among Live Nation Entertainment, Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.1	7/31/2014	Live Nation
10.32	First Supplemental Indenture, dated as of August 27, 2014, among Live Nation Entertainment, Inc., Ticketstoday, LLC, the Existing Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.1	10/30/2014	Live Nation
10.33
Second Supplemental Indenture, dated as of October 31, 2014, among Live Nation Entertainment, Inc., EXMO, Inc., Artist Nation Management, Inc., Guyo Entertainment, Inc., the Existing Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.
							X
10.34	Indenture, dated as of May 23, 2014, between Live Nation Entertainment, Inc., and HSBC Bank USA, National Association, as trustee.	10-Q	001-32601	10.2	7/31/2014	Live Nation
12.1	Computation of Ratio of Earnings to Fixed Charges.						X
14.1	Code of Business Conduct and Ethics.						X
21.1	Subsidiaries of the Company.						X
23.1	Consent of Ernst & Young LLP.						X
24.1	Power of Attorney (see signature page).						X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	Filed HereWith
31.1	Certification of Chief Executive Officer.						X
31.2	Certification of Chief Financial Officer.						X
32.1	Section 1350 Certification of Chief Executive Officer.						X
32.2	Section 1350 Certification of Chief Financial Officer.						X
101.INS	XBRL Instance Document						X
101.SCH	XBRL Taxonomy Schema Document						X
101.CAL	XBRL Taxonomy Calculation Linkbase Document						X
101.DEF	XBRL Taxonomy Definition Linkbase Document						X
101.LAB	XBRL Taxonomy Label Linkbase Document						X
101.PRE	XBRL Taxonomy Presentation Linkbase Document						X

§	Management contract or compensatory plan or arrangement.

The Company has not filed long-term debt instruments of its subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2015.

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

Name	Title	Date

/s/ Michael Rapino Michael Rapino	President and Chief Executive Officer and Director	February 26, 2015

/s/ Kathy Willard Kathy Willard	Chief Financial Officer	February 26, 2015

/s/ Brian Capo Brian Capo	Chief Accounting Officer	February 26, 2015

/s/ Mark Carleton Mark Carleton	Director	February 26, 2015

/s/ Jonathan Dolgen Jonathan Dolgen	Director	February 26, 2015

/s/ Ariel Emanuel Ariel Emanuel	Director	February 26, 2015

/s/ Robert Ted Enloe, III Robert Ted Enloe, III	Director	February 26, 2015

/s/ Jeffrey T. Hinson Jeffrey T. Hinson	Director	February 26, 2015

/s/ Jimmy Iovine Jimmy Iovine	Director	February 26, 2015

/s/ Margaret L. Johnson Margaret L. Johnson	Director	February 26, 2015

/s/ James S. Kahan James S. Kahan	Director	February 26, 2015
/s/ Gregory B. Maffei Gregory B. Maffei	Director	February 26, 2015

/s/ Randall T. Mays Randall T. Mays	Director	February 26, 2015

/s/ Mark S. Shapiro Mark S. Shapiro	Director	February 26, 2015