Form 10-Q
period 2015-03-31
Live Nation Entertainment, Inc.
filed 2015-04-30
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
Form 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On April 24, 2015, there were 201,594,143 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 1,073,891 shares of unvested restricted stock awards and excluding 408,024 shares held in treasury.

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
Item 1. Financial Statements
LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2015	December 31, 2014
		(as adjusted)
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$1,606,658	$1,382,029
Accounts receivable, less allowance of $20,141 and $17,489, respectively	434,543	419,301
Prepaid expenses	573,843	440,272
Other current assets	38,069	26,089
Total current assets	2,653,113	2,267,691
Property, plant and equipment
Land, buildings and improvements	795,031	808,116
Computer equipment and capitalized software	457,301	454,925
Furniture and other equipment	207,831	209,624
Construction in progress	86,096	78,111
	1,546,259	1,550,776
Less accumulated depreciation	870,467	855,439
	675,792	695,337
Intangible assets
Definite-lived intangible assets, net	664,998	682,713
Indefinite-lived intangible assets	369,324	369,480
Goodwill	1,421,618	1,479,037
Other long-term assets	553,556	474,103
Total assets	$6,338,401	$5,968,361
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$734,540	$658,108
Accounts payable	59,762	74,151
Accrued expenses	544,471	675,880
Deferred revenue	1,081,883	543,122
Current portion of long-term debt, net	64,104	47,443
Other current liabilities	22,221	12,035
Total current liabilities	2,506,981	2,010,739
Long-term debt, net	1,968,771	1,995,957
Long-term deferred income taxes	195,387	196,759
Other long-term liabilities	111,894	112,204
Commitments and contingent liabilities
Redeemable noncontrolling interests	166,816	168,855
Stockholders’ equity
Common stock	2,009	2,004
Additional paid-in capital	2,416,164	2,414,428
Accumulated deficit	(1,100,882)	(1,042,603)
Cost of shares held in treasury	(6,865)	(6,865)
Accumulated other comprehensive loss	(114,478)	(70,010)
Total Live Nation stockholders’ equity	1,195,948	1,296,954
Noncontrolling interests	192,604	186,893
Total equity	1,388,552	1,483,847
Total liabilities and equity	$6,338,401	$5,968,361

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(in thousands except share and per share data)
Revenue	$1,120,312	$1,127,316
Operating expenses:
Direct operating expenses	721,289	731,151
Selling, general and administrative expenses	314,545	302,405
Depreciation and amortization	84,541	82,588
Loss on disposal of operating assets	39	506
Corporate expenses	24,360	21,174
Acquisition transaction expenses	(527)	1,800
Operating loss	(23,935)	(12,308)
Interest expense	25,363	24,492
Interest income	(1,565)	(666)
Equity in earnings of nonconsolidated affiliates	(2,980)	(2,806)
Other expense (income), net	21,028	(1,176)
Loss before income taxes	(65,781)	(32,152)
Income tax expense (benefit)	745	(2,055)
Net loss	(66,526)	(30,097)
Net income (loss) attributable to noncontrolling interests	(8,247)	2,351
Net loss attributable to common stockholders of Live Nation	$(58,279)	$(32,448)

Basic and diluted net loss per common share attributable to common stockholders of Live Nation	$(0.31)	$(0.17)

Weighted average common shares outstanding:
Basic and diluted	200,155,435	197,857,662

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net loss	$(66,526)	$(30,097)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on cash flow hedges	182	(3)
Realized loss on cash flow hedges	13	17
Change in funded status of defined benefit pension plan	5	30
Foreign currency translation adjustments	(44,668)	9,819
Comprehensive loss	(110,994)	(20,234)
Comprehensive income (loss) attributable to noncontrolling interests	(8,247)	2,351
Comprehensive loss attributable to common stockholders of Live Nation	$(102,747)	$(22,585)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(66,526)	$(30,097)
Reconciling items:
Depreciation	32,134	30,619
Amortization	52,407	51,969
Deferred income tax expense (benefit)	4,371	(8,729)
Amortization of debt issuance costs, discounts and premium, net	2,644	4,737
Non-cash compensation expense	9,497	10,018
Loss on disposal of operating assets	39	506
Equity in earnings of nonconsolidated affiliates, net of distributions	(71)	(1,895)
Other, net	(3,542)	(3,173)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(47,700)	(77,980)
Increase in prepaid expenses	(166,759)	(162,276)
Increase in other assets	(43,629)	(16,496)
Increase in accounts payable, accrued expenses and other liabilities	6,421	38,067
Increase in deferred revenue	563,260	531,338
Net cash provided by operating activities	342,546	366,608
CASH FLOWS FROM INVESTING ACTIVITIES
Investments made in nonconsolidated affiliates	(3,913)	(823)
Purchases of property, plant and equipment	(29,365)	(24,523)
Cash paid for acquisitions, net of cash acquired	(15,879)	(11,634)
Other, net	(1,426)	(554)
Net cash used in investing activities	(50,583)	(37,534)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	101	43
Payments on long-term debt	(8,682)	(6,547)
Contributions from noncontrolling interests	—	81
Distributions to noncontrolling interests	(3,858)	(4,195)
Purchases and sales of noncontrolling interests, net	(8,302)	(102)
Proceeds from exercise of stock options	3,541	7,919
Payments for deferred and contingent consideration	(2,000)	(1,951)
Net cash used in financing activities	(19,200)	(4,752)
Effect of exchange rate changes on cash and cash equivalents	(48,134)	5,636
Net increase in cash and cash equivalents	224,629	329,958
Cash and cash equivalents at beginning of period	1,382,029	1,299,184
Cash and cash equivalents at end of period	$1,606,658	$1,629,142

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
The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2014 Annual Report on Form 10-K filed with the SEC on February 26, 2015.
Seasonality
Due to the seasonal nature of shows at outdoor amphitheaters and festivals, which primarily occur from May through September, the Concerts and Sponsorship & Advertising segments experience higher revenue during the second and third quarters. The Artist Nation segment’s revenue is impacted, to a large degree, by the touring schedules of artists it represents and generally experiences higher revenue during the second and third quarters as the period from May through September tends to be a popular time for touring events. The Ticketing segment’s revenue is impacted by fluctuations in the availability of events for sale to the public, which vary depending upon scheduling by its clients. The Company’s seasonality also results in higher balances in cash and cash equivalents, accounts receivable, prepaid expenses, accrued expenses and deferred revenue at different times in the year. Therefore, the results to date are not necessarily indicative of the results expected for the full year.
Cash and Cash Equivalents
Included in the March 31, 2015 and December 31, 2014 cash and cash equivalents balance is $608.3 million and $533.8 million, respectively, of cash received that includes the face value of tickets sold on behalf of ticketing clients and the clients’ share of service charges.
Acquisitions
During the first three months of 2015, the Company completed several small acquisitions. These acquisitions were accounted for as business combinations under the acquisition method of accounting and were not significant either on an individual basis or in the aggregate.
Reclassifications
Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 2015 presentation. The Company has reclassified $20.0 million of debt issuance costs originally included in other long-term assets in the December 31, 2014 balance sheet and now reflects it as as a reduction of current portion of long-term debt and long-term debt in connection with the retrospective application of new accounting guidance for debt issuance costs as discussed below.
Recent Accounting Pronouncements
Recently Adopted Pronouncements
In April 2014, the FASB issued guidance that raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The Company adopted this guidance on January 1, 2015. To date, there has been no impact from the adoption of this guidance.
In April 2015, the FASB issued guidance that simplifies the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within that year. The guidance should be applied on a retrospective basis to all periods presented in the financial statements. Early adoption is permitted and the Company adopted this guidance on January 1, 2015. See “—Reclassifications” above for discussion of the impact of implementation.

Recently Issued Pronouncements
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
In February 2015, the FASB issued amendments to the consolidation guidance that make changes to the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance is effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted. The guidance should be applied either using a modified retrospective approach or retrospectively. The Company will adopt this standard on January 1, 2016, and is currently assessing which implementation method it will apply and the impact its adoption will have on its financial position and results of operations.
NOTE 2—LONG-LIVED ASSETS
Definite-lived Intangible Assets
The Company has definite-lived intangible assets which are amortized over the shorter of either the lives of the respective agreements or the period of time the assets are expected to contribute to the Company’s future cash flows. The amortization is recognized on either a straight-line or expected cash flows basis.

The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the three months ended March 31, 2015:

	Revenue- generating contracts	Client / vendor relationships	Non-compete agreements	Venue management and leaseholds	Technology	Trademarks and naming rights	Other	Total
	(in thousands)
Balance as of December 31, 2014:
Gross carrying amount	$635,127	$355,992	$123,552	$83,322	$15,330	$24,266	$3,581	$1,241,170
Accumulated amortization	(272,071)	(123,195)	(98,512)	(50,490)	(4,246)	(8,701)	(1,242)	(558,457)
Net	363,056	232,797	25,040	32,832	11,084	15,565	2,339	682,713
Gross carrying amount:
Acquisitions— current year	10,486	15,000	—	—	—	—	—	25,486
Acquisitions— prior year	6,424	(1,817)	—	—	10	—	—	4,617
Foreign exchange	(15,499)	(6,069)	—	(1,865)	(281)	(593)	—	(24,307)
Other (1)	(5,100)	—	—	—	—	628	—	(4,472)
Net change	(3,689)	7,114	—	(1,865)	(271)	35	—	1,324
Accumulated amortization:
Amortization	(13,757)	(12,334)	(2,952)	(2,034)	(824)	(598)	(100)	(32,599)
Foreign exchange	6,607	1,165	—	1,047	7	331	—	9,157
Other (1)	5,024	—	—	—	—	(621)	—	4,403
Net change	(2,126)	(11,169)	(2,952)	(987)	(817)	(888)	(100)	(19,039)
Balance as of March 31, 2015:
Gross carrying amount	631,438	363,106	123,552	81,457	15,059	24,301	3,581	1,242,494
Accumulated amortization	(274,197)	(134,364)	(101,464)	(51,477)	(5,063)	(9,589)	(1,342)	(577,496)
Net	$357,241	$228,742	$22,088	$29,980	$9,996	$14,712	$2,239	$664,998
_________

(1)	Other includes net downs of fully amortized or impaired assets.
Included in the current year acquisitions amount above of $25.5 million are client/vendor relationship intangibles primarily associated with the acquisition of a controlling interest in an artist management business located in the United States and revenue-generating contracts primarily associated with the acquisitions of controlling interests in a festival promoter located in Sweden and a concert promoter located in Thailand.
The 2015 additions to definite-lived intangible assets from acquisitions have weighted-average lives as follows:

Weighted- Average Life (years)

Revenue-generating contracts	5
Client/vendor relationships	8
All categories	7
Amortization of definite-lived intangible assets for the three months ended March 31, 2015 and 2014 was $32.6 million and $34.3 million, respectively. Amortization related to nonrecoupable ticketing contract advances for the three months ended March 31, 2015 and 2014 was $19.6 million and $17.4 million, respectively.
As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization may vary. Therefore, the expense to date is not necessarily indicative of the expense expected for the full year.
Goodwill
The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the three months ended March 31, 2015:

	Concerts	Ticketing	Artist Nation	Sponsorship & Advertising	Total
	(in thousands)
Balance as of December 31, 2014:
Goodwill	$577,891	$657,631	$345,513	$302,865	$1,883,900
Accumulated impairment losses	(386,915)	—	(17,948)	—	(404,863)
Net	190,976	657,631	327,565	302,865	1,479,037

Acquisitions—current year	5,465	—	4,800	2,642	12,907
Acquisitions—prior year	(42,759)	7,055	4,225	(6,856)	(38,335)
Foreign exchange	(8,590)	(8,345)	(1,253)	(13,803)	(31,991)

Balance as of March 31, 2015:
Goodwill	532,007	656,341	353,285	284,848	1,826,481
Accumulated impairment losses	(386,915)	—	(17,948)	—	(404,863)
Net	$145,092	$656,341	$335,337	$284,848	$1,421,618
Included in the current year acquisitions amount above of $12.9 million is goodwill primarily associated with the acquisitions of controlling interests in an artist management business located in the United States and a festival promoter located in Sweden.
Included in the prior year acquisitions amount above is a decrease of $38.3 million of goodwill primarily associated with the acquisition of a controlling interest in a festival and concert promoter located in the United States.
The Company is in the process of finalizing its acquisition accounting for recent acquisitions which could result in a change to the associated purchase price allocations, including goodwill.
NOTE 3—FAIR VALUE MEASUREMENTS
The Company’s outstanding debt held by third-party financial institutions is carried at cost, adjusted for any premium, discounts or debt issuance costs. The Company’s debt is not publicly traded and the carrying amounts typically approximate fair value for debt that accrues interest at a variable rate, which are considered to be Level 2 inputs as defined in the FASB guidance. The estimated fair values of the 7% senior notes, the 5.375% senior notes and the 2.5% convertible senior notes were $456.3 million, $256.9 million and $288.1 million, respectively, at March 31, 2015. The estimated fair values of the 7% senior notes, the 5.375% senior notes and the 2.5% convertible senior notes were $451.3 million, $250.3 million and $296.3 million, respectively, at December 31, 2014. The estimated fair value of the Company’s third-party fixed-rate debt is based on quoted market prices in active markets for the same or similar debt, which are considered to be Level 2 inputs. The Company had fixed-rate debt held by noncontrolling interest partners with a face value of $28.7 million and $30.0 million at March 31, 2015 and December 31, 2014, respectively. The Company is unable to determine the fair value of this debt.

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
In December 2010, the parties entered into a binding agreement providing for the settlement of the litigation and the resolution of all claims therein. In September 2011, the Court declined to approve the settlement in its then-current form. Litigation continued, and later that same month, the Court granted in part and denied in part Ticketmaster’s Motion for Summary Judgment. The parties reached a new settlement in September 2011, which was preliminarily approved, but in September 2012 the Court declined to grant final approval. In June 2013, the parties reached a revised settlement, which was preliminarily approved by the Court in April 2014. In February 2015, the Court granted the parties’ motion for final approval of the settlement. Ticketmaster and its parent, Live Nation, have not acknowledged any violations of law or liability in connection with the matter.
As of March 31, 2015, the Company had accrued $34.9 million, its best estimate of the probable costs associated with the settlement referred to above. The calculation of this liability is based in part upon an estimated redemption rate. Any difference between the Company’s estimated redemption rate and the actual redemption rate it experiences will impact the final settlement amount; however, the Company does not expect this difference to be material.
Other Litigation
From time to time, the Company is involved in other legal proceedings arising in the ordinary course of its business, including proceedings and claims based upon purported violations of antitrust laws, intellectual property rights and tortious interference, which could cause the Company to incur significant expenses. The Company has also been the subject of personal injury and wrongful death claims relating to accidents at its venues in connection with its operations. As required, the Company has accrued its estimate of the probable settlement or other losses for the resolution of any outstanding claims. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, including, in some cases, estimated redemption rates for the settlement offered, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in the Company’s assumptions or the effectiveness of its strategies related to these proceedings.

NOTE 5—CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS
Transactions Involving Principal Owners, Directors and Executives
The following table sets forth revenue earned and expenses incurred from the transactions noted below:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Principal owner, director and executive related-party revenue	$1,521	$459
Principal owner, director and executive related-party expense	$428	$128
Principal owner, director and executive capital expenditures	$91	$—
Agreements and Transactions with Liberty Media
Two current members of our board of directors were originally nominated by Liberty Media pursuant to a stockholder agreement. These directors receive directors’ fees and stock-based awards on the same basis as other non-employee members of the Company’s board of directors. The Company provides ticketing services to a sports franchise owned by Liberty Media and pays royalty fees and non-recoupable ticketing contract advances to the sports franchise. The Company also receives transaction fees from the sports franchise for tickets the sports franchise sells using the Company’s ticketing software. From time to time, the Company purchases advertising from a satellite radio company that is a subsidiary of Liberty Media.
Transactions with Microsoft
The Company has a non-employee director who became an executive officer of Microsoft Corporation in September 2014. This director receives directors’ fees and stock-based awards on the same basis as other non-employee members of the Company’s board of directors. From time to time, the Company purchases software licenses, advertising and other products from, provides sponsorship and advertising opportunities to and produces corporate events for Microsoft Corporation and its subsidiaries.
Transactions with Legends
The Company’s Chief Executive Officer became a member of the board of directors of Legends Hospitality Holding Company, LLC (“Legends”) in February 2015. Legends provides concession services to certain of the Company’s owned or operated amphitheaters. The Company receives fees based on concession sales at each of the amphitheaters.
Other Related Parties
The Company conducts certain transactions in the ordinary course of business with companies that are owned, in part or in total, by various members of management of the Company’s subsidiaries or companies over which it has significant influence. These transactions generally include venue rentals, concession services, equipment rentals, ticketing, marketing and other services. The following table sets forth expenses incurred and revenue earned from these companies for services rendered or provided in relation to these business ventures. None of these transactions were with companies owned by principal owners, directors or executive officers of the Company.

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Other related-party revenue	$1,026	$1,247
Other related-party expenses	$3,390	$4,509

NOTE 6—INCOME TAXES
The Company calculates interim effective tax rates in accordance with the FASB guidance for income taxes and applies the estimated annual effective tax rate to year-to-date pretax income (or loss) at the end of each interim period to compute a year-to-date tax expense (or benefit). This guidance requires departure from effective tax rate computations when losses incurred within tax jurisdictions cannot be carried back and future profits associated with operations in those tax jurisdictions cannot be assured beyond any reasonable doubt. Accordingly, the Company has calculated and applied an expected annual effective tax rate of approximately 29% for 2015, excluding significant, unusual or extraordinary items, for ordinary income associated with operations for which the Company currently expects to have annual taxable income, which are principally outside of the United States. The Company has not recorded tax benefits associated with losses from operations for which future taxable income cannot be reasonably assured. The Company also includes the tax effects of significant, unusual or extraordinary items in income tax expense (benefit) in the interim period in which they occur.
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
NOTE 7—EQUITY
The following table shows the reconciliation of the carrying amount of stockholders’ equity attributable to Live Nation, equity attributable to noncontrolling interests, total equity and also redeemable noncontrolling interests for the three months ended March 31, 2015:

	Live Nation Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands)			(in thousands)
Balance at December 31, 2014	$1,296,954	$186,893	$1,483,847	$168,855
Non-cash and stock-based compensation	9,497	—	9,497	—
Common stock issued under stock plans, net of shares withheld for employee taxes	(5,115)	—	(5,115)	—
Exercise of stock options	3,541	—	3,541	—
Acquisitions	—	16,032	16,032	—
Purchases of noncontrolling interests	(4,449)	(3,423)	(7,872)	—
Sales of noncontrolling interests	2,156	352	2,508	100
Redeemable noncontrolling interests fair value adjustments	(3,889)	—	(3,889)	3,889
Cash distributions	—	(3,858)	(3,858)	—
Other	—	(1,173)	(1,173)	—
Comprehensive loss:
Net loss	(58,279)	(2,219)	(60,498)	(6,028)
Unrealized gain on cash flow hedges	182	—	182	—
Realized loss on cash flow hedges	13	—	13	—
Change in funded status of defined benefit pension plan	5	—	5	—
Foreign currency translation adjustments	(44,668)	—	(44,668)	—
Balance at March 31, 2015	$1,195,948	$192,604	$1,388,552	$166,816

Accumulated Other Comprehensive Income (Loss)
The following table presents changes in the components of AOCI, net of taxes, for the three months ended March 31, 2015:

	Gains and Losses On Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
	(in thousands)
Balance at December 31, 2014	$(25)	$(581)	$(69,404)	$(70,010)
Other comprehensive income (loss) before reclassifications	182	5	(44,668)	(44,481)
Amount reclassified from AOCI	13	—	—	13
Net other comprehensive income (loss)	195	5	(44,668)	(44,468)
Balance at March 31, 2015	$170	$(576)	$(114,072)	$(114,478)
The realized loss on cash flow hedges reclassified from AOCI consists of one interest rate swap agreement.
Earnings Per Share
The following table sets forth the computation of basic and diluted net loss per common share:

	Three Months Ended March 31,
	2015	2014
	(in thousands except share and per share data)
Net loss attributable to common stockholders of Live Nation	$(58,279)	$(32,448)
Accretion of redeemable noncontrolling interests	(3,889)	(2,044)
Net loss available to common stockholders of Live Nation—basic and diluted	$(62,168)	$(34,492)
Weighted average common shares—basic and diluted	200,155,435	197,857,662
Basic and diluted net loss per common share attributable to common stockholders of Live Nation	$(0.31)	$(0.17)
Basic net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted net income (loss) per common share includes the effects of the assumed exercise of any outstanding stock options and warrants, the assumed vesting of shares of restricted stock awards and the assumed conversion of the convertible senior notes where dilutive. For the three months ended March 31, 2015 and 2014, there were no reconciling items to the weighted average common shares outstanding in the calculation of diluted net income (loss) per common share. The following table shows securities excluded from the calculation of diluted net income (loss) per common share because such securities are anti-dilutive:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Options to purchase shares of common stock	18,400	18,060
Restricted stock awards—unvested	984	1,868
Conversion shares related to the convertible senior notes	7,930	8,105
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	27,314	28,033

NOTE 8—STOCK-BASED COMPENSATION
The following is a summary of stock-based compensation expense recorded by the Company:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Selling, general and administrative expenses	$4,742	$4,920
Corporate expenses	4,755	5,098
Total	$9,497	$10,018
As of March 31, 2015, there was $65.2 million of total unrecognized compensation cost related to stock-based compensation arrangements for stock options, restricted stock awards and other equity awards. This cost is expected to be recognized over a weighted-average period of 2.5 years.
NOTE 9—SEGMENT DATA
The Company’s reportable segments are Concerts, Ticketing, Artist Nation and Sponsorship & Advertising. The Concerts segment involves the promotion of live music events globally in the Company’s owned or operated venues and in rented third-party venues, the production of music festivals and the operation and management of music venues. The Ticketing segment involves the management of the Company’s global ticketing operations including providing ticketing software and services to clients, ticket resale services and online access for customers relating to ticket and event information and is responsible for the Company’s primary websites, www.livenation.com and www.ticketmaster.com. The Artist Nation segment provides management services to artists and other services including merchandise sales. The Sponsorship & Advertising segment manages the development of strategic sponsorship programs in addition to the sale of international, national and local sponsorships and placement of advertising including signage, promotional programs, rich media offerings, including live streaming and music-related original content, and banner ads across the Company’s distribution network of venues, events and websites.
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
For the three months ended March 31, 2014, the previously reported capital expenditures in the Concerts segment has been increased by $1.2 million to include insurance recoveries and landlord reimbursements. The expenditures had previously been reported net of these recoveries.

The following table presents the results of operations for the Company’s reportable segments for the three months ended March 31, 2015 and 2014:

	Concerts	Ticketing	Artist Nation	Sponsorship & Advertising	Other	Corporate	Eliminations	Consolidated
				(in thousands)
Three Months Ended March 31, 2015
Revenue	$623,234	$375,630	$77,945	$52,097	$793	$—	$(9,387)	$1,120,312
Direct operating expenses	485,972	185,692	46,830	10,628	1,068	—	(8,901)	721,289
Selling, general and administrative expenses	150,990	112,413	37,214	13,094	834	—	—	314,545
Depreciation and amortization	29,181	43,296	10,035	1,988	11	516	(486)	84,541
Loss (gain) on disposal of operating assets	226	(149)	—	—	—	(38)	—	39
Corporate expenses	—	—	—	—	—	24,360	—	24,360
Acquisition transaction expenses	(566)	147	6	—	—	(114)	—	(527)
Operating income (loss)	$(42,569)	$34,231	$(16,140)	$26,387	$(1,120)	$(24,724)	$—	$(23,935)
Intersegment revenue	$8,739	$—	$648	$—	$—	$—	$(9,387)	$—
Capital expenditures	$4,947	$19,874	$762	$(15)	$—	$229	$—	$25,797
Three Months Ended March 31, 2014
Revenue	$662,490	$354,461	$72,556	$45,388	$746	$—	$(8,325)	$1,127,316
Direct operating expenses	517,155	172,591	42,076	8,064	(909)	—	(7,826)	731,151
Selling, general and administrative expenses	149,916	114,020	25,793	11,921	755	—	—	302,405
Depreciation and amortization	28,520	45,983	7,771	204	10	599	(499)	82,588
Loss (gain) on disposal of operating assets	510	(74)	33	—	—	37	—	506
Corporate expenses	—	—	—	—	—	21,174	—	21,174
Acquisition transaction expenses	327	5	453	—	—	1,015	—	1,800
Operating income (loss)	$(33,938)	$21,936	$(3,570)	$25,199	$890	$(22,825)	$—	$(12,308)
Intersegment revenue	$7,430	$273	$622	$—	$—	$—	$(8,325)	$—
Capital expenditures	$5,936	$13,878	$601	$(45)	$—	$1,444	$—	$21,814

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
Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth below under Part II Item 1A.—Risk Factors, in Part I Item IA.—Risk Factors of our 2014 Annual Report on Form 10-K, as well as other factors described herein or in our annual, quarterly and other reports we file with the SEC (collectively, “cautionary statements”). Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. We do not intend to update these forward-looking statements, except as required by applicable law.
Executive Overview
In the first quarter of 2015, our overall revenue decreased by 1% on a reported basis, but increased by 4% without the impact of changes in foreign exchange rates. We had revenue growth in our Ticketing, Artist Nation and Sponsorship & Advertising segments as a result of increased ticket sales, higher management commissions and increased sponsorship and online activity. Operating loss and net loss for the quarter were higher than in the first quarter of 2014, due to lower arena activity in our Concerts segment and higher costs in our Artist Nation segment along with increased foreign exchange rate losses primarily from revaluation of certain foreign currency denominated net assets held internationally.
Our Concerts segment revenue decreased 6% on a reported basis, or 1% without the impact of changes in foreign exchange rates, largely due to the timing of touring activity. The number of fans attending our concert events decreased by 5% in the quarter largely due to lower arena activity. The reduced number of fans drove the reduction in revenue as well as our overall Concerts operating loss, which was higher in the first quarter of 2015 than the same period of 2014. Although the number of fans attending events in the first quarter of 2015 declined, the overall number of events increased due to the mix of shows. We had more club shows in the quarter which drove higher event activity but since the average number of fans for these events is lower, the decline in arena activity reduced the total fans. Ticket sales for events occurring during 2015 continue to track ahead of where we were at the same time last year driving growth in deferred revenue. We will continue to look for expansion opportunities in Concerts, both domestically and internationally, as well as ways to market our events more effectively in order to continue to expand our fan base and geographic reach and to sell more tickets.
Our Ticketing segment revenue increased 6% on a reported basis, or 11% without the impact of changes in foreign exchange rates, due to higher primary ticketing sales and increased revenue from our resale businesses. We continue to invest in our primary ticketing platform to improve the ticket buying experience for our fans and provide better tools and information resources for our venue clients. Overall, the total number of tickets sold increased 3% largely due to strong concert ticket sales in North America. In our resale business, the gross transaction value of resale tickets sold increased for the quarter due to the success of our TM+ product, which drove significant growth in concert and sports ticket sales. For the quarter, 21% of our total tickets were sold via mobile and tablet devices, up from 16% in the first quarter of 2014, as we continued to implement new features that are driving further expansion of mobile ticket transactions. Operating income for the quarter also improved from the higher primary and resale activity along with continued reductions in our cost structure.

Our Artist Nation segment revenue increased 7% on a reported basis, or 10% without the impact of changes in foreign exchange rates, primarily due to increased management commissions from acquisitions and timing of client activity. The operating loss for the quarter increased due to higher expenses from acquisitions and additional investment in headcount and talent-related costs which we currently expect will help grow revenue in future periods. Our Artist Nation segment is focused on serving its existing clients as well as developing new relationships with top artists and athletes and extending the various services it provides.
Our Sponsorship & Advertising segment revenue increased by 15% on a reported basis, or 22% without the impact of changes in foreign exchange rates, driven by growth in online sales in North America as well as new sponsorship activity. Overall, operating income is up due to this higher revenue. Our extensive on-site and online reach, global venue distribution network, artist relationships and ticketing operations are the key to securing long-term sponsorship and advertising agreements with major brands and we plan to expand these assets while extending our sales reach further into new international markets.
We continue to be optimistic about the long-term potential of our company and are focused on the key elements of our business model: expand our concerts platform, drive conversion of ticket sales through development of innovative products, grow sponsorship and advertising, sell more tickets and drive reductions in the cost to sell a ticket, grow secondary ticket volume and drive artist management through our other core businesses.
Our History
We were incorporated in Delaware on August 2, 2005 in preparation for the contribution and transfer by Clear Channel Communications, Inc. of substantially all of its entertainment assets and liabilities to us. We completed the separation on December 21, 2005, and became a publicly traded company on the New York Stock Exchange trading under the symbol “LYV.”
On January 25, 2010, we merged with Ticketmaster and it became a wholly-owned subsidiary of Live Nation. Effective with the merger, Live Nation, Inc. changed its name to Live Nation Entertainment, Inc.
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
To judge the health of our Concerts segment, we primarily monitor the number of confirmed events in our network of owned or operated and third-party venues, talent fees, average paid attendance and advance ticket sales. In addition, at our owned or operated venues, we monitor ancillary revenue per fan and premium ticket sales. For business that is conducted in foreign markets, we also compare the operating results from our foreign operations to prior periods without the impact of changes in foreign exchange rates.
Ticketing
The Ticketing segment is primarily an agency business that sells tickets for events on behalf of our clients and retains a service charge for these services. We sell tickets through websites, mobile apps, ticket outlets and telephone call centers. Our ticketing sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon scheduling by our clients. We also offer ticket resale services, sometimes referred to as secondary ticketing, primarily through our integrated inventory platform, referred to as TM+. Our Ticketing segment also manages our online activities including enhancements to our websites and bundled product offerings. Through our websites, we sell tickets to our own events as well as tickets for our clients and provide event information. Revenue related to ticketing service charges is recognized when the ticket is sold except for our own events where we control ticketing and then the revenue is deferred and recognized as the event occurs.
To judge the health of our Ticketing segment, we primarily review the gross transaction value and the number of tickets sold through our primary ticketing operations, average service charge, the number of clients renewed or added and the average royalty rate paid to clients who use our ticketing services. In addition, we review the number of visits to our websites, the overall number of customers in our database, the number of tickets sold via mobile apps and gross transaction value and fees related to secondary ticket sales. For business that is conducted in foreign markets, we also compare the operating results from our foreign operations to prior periods without the impact of changes in foreign exchange rates.

Artist Nation
The Artist Nation segment primarily provides management services to music artists and other clients in exchange for a commission on the earnings of these artists. Our Artist Nation segment also creates and sells merchandise for music artists at live performances, to retailers and directly to consumers via the internet. Revenue earned from our Artist Nation segment is impacted to a large degree by the touring schedules of the artists we represent and generally we experience higher revenue during the second and third quarters as the period from May through September tends to be a popular time for touring events.
To judge the health of our Artist Nation segment, we primarily review the annual commissions earned for each client represented. For business that is conducted in foreign markets, we also compare the operating results from our foreign operations to prior periods without the impact of changes in foreign exchange rates.
Sponsorship & Advertising
Our Sponsorship & Advertising segment employs a sales force that creates and maintains relationships with sponsors through a combination of strategic, international, national and local opportunities that allow businesses to reach customers through our concerts, venue, artist relationship and ticketing assets, including advertising on our websites. We drive increased advertising scale to further monetize our concerts platform through rich media offerings including live streaming and music-related original content. We work with our corporate clients to help create marketing programs that drive their business goals and connect their brands directly with fans and artists. We also develop, book and produce custom events or programs for our clients’ specific brands which are typically experienced exclusively by the clients’ consumers. These custom events can involve live music events with talent and media, using both online and traditional outlets. We typically experience higher revenue in the second and third quarters, as a large portion of sponsorships are typically associated with shows at our outdoor amphitheaters and festivals which primarily occur from May through September.
To judge the health of our Sponsorship & Advertising segment, we primarily review the revenue generated through sponsorship arrangements, the percentage of expected revenue under contract and online advertising revenue through our websites. For business that is conducted in foreign markets, we also compare the operating results from our foreign operations to prior periods without the impact of changes in foreign exchange rates.

Consolidated Results of Operations

	Three Months Ended March 31,		% Change
	2015	2014
	(in thousands)
Revenue	$1,120,312	$1,127,316	(1)%
Operating expenses:
Direct operating expenses	721,289	731,151	(1)%
Selling, general and administrative expenses	314,545	302,405	4%
Depreciation and amortization	84,541	82,588	2%
Loss on disposal of operating assets	39	506	*
Corporate expenses	24,360	21,174	15%
Acquisition transaction expenses	(527)	1,800	*
Operating loss	(23,935)	(12,308)	(94)%
Operating margin	(2.1)%	(1.1)%
Interest expense	25,363	24,492
Interest income	(1,565)	(666)
Equity in earnings of nonconsolidated affiliates	(2,980)	(2,806)
Other expense (income), net	21,028	(1,176)
Loss before income taxes	(65,781)	(32,152)
Income tax expense (benefit)	745	(2,055)
Net loss	(66,526)	(30,097)
Net income (loss) attributable to noncontrolling interests	(8,247)	2,351
Net loss attributable to common stockholders of Live Nation	$(58,279)	$(32,448)
_________

*	Percentages are not meaningful.

Key Operating Metrics

	Three Months Ended March 31,
	2015	2014
Concerts (1)
Estimated events:
North America	3,405	3,247
International	1,630	1,559
Total estimated events	5,035	4,806
Estimated fans (rounded):
North America	5,439,000	5,700,000
International	3,143,000	3,297,000
Total estimated fans	8,582,000	8,997,000
Ticketing (2)
Number of tickets sold (in thousands)	37,920	36,652
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

(2)
The number of tickets sold includes primary tickets only. This metric includes tickets sold during the period regardless of event timing except for our promoted events in our owned or operated venues and in certain European territories where these tickets are reported as the events occur. The total number of tickets sold reported for the three months ended March 31, 2015 and 2014 excludes approximately 72 million and 73 million, respectively, of tickets sold using our Ticketmaster systems, through season seat packages and our venue clients’ box offices, for which we do not receive a fee.

Revenue
Our revenue decreased $7.0 million, or 1%, during the three months ended March 31, 2015 as compared to the same period of the prior year. The overall decrease in revenue was primarily due to a decrease in our Concerts segment of $39.3 million partially offset by an increase in our Ticketing segment of $21.2 million. Excluding the decrease of approximately $56.1 million related to the impact of changes in foreign exchange rates, revenue increased $49.1 million, or 4%.
More detailed explanations of these changes along with the impact of changes in foreign exchange rates, if significant, are included in the applicable segment discussions below.
Direct operating expenses
Our direct operating expenses decreased $9.9 million, or 1%, during the three months ended March 31, 2015 as compared to the same period of the prior year. The overall decrease in direct operating expenses was primarily due to a decrease in our Concerts segment of $31.2 million partially offset by an increase in our Ticketing segment of $13.1 million. Excluding the decrease of approximately $37.7 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $27.8 million, or 4%.
Direct operating expenses include artist fees, event production costs, ticketing client royalties, show-related marketing and advertising expenses, along with other costs.
More detailed explanations of these changes along with the impact of changes in foreign exchange rates, if significant, are included in the applicable segment discussions below.
Selling, general and administrative expenses
Our selling, general and administrative expenses increased $12.1 million, or 4%, during the three months ended March 31, 2015 as compared to the same period of the prior year. The overall increase in selling, general and administrative expenses was primarily due to an increase in our Artist Nation segment of $11.4 million. Excluding the decrease of approximately $14.1 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $26.2 million, or 9%.
More detailed explanations of these changes along with the impact of changes in foreign exchange rates, if significant, are included in the applicable segment discussions below.
Corporate expenses
Corporate expenses increased $3.2 million, or 15%, during the three months ended March 31, 2015 as compared to the same period of the prior year primarily due to higher compensation expense.
Other expense (income), net
Other expense (income), net was an expense of $21.0 million for the three months ended March 31, 2015 and includes the impact of net foreign exchange rate losses primarily from revaluation of certain foreign currency denominated net assets held internationally of $20.8 million. Other expense (income), net was income of $1.2 million for the three months ended March 31, 2014 and included $4.8 million of income from the dissolution of an artist management business partially offset by $2.8 million in net foreign exchange rate losses.
Net income (loss) attributable to noncontrolling interests
Net income (loss) attributable to noncontrolling interests decreased to a loss of $8.2 million for the three months ended March 31, 2015 from income of $2.4 million for the three months ended March 31, 2014 primarily due to lower operating results from certain artist management and North America festival businesses.

Concerts Results of Operations
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2015	2014
	(in thousands)
Revenue	$623,234	$662,490	(6)%
Direct operating expenses	485,972	517,155	(6)%
Selling, general and administrative expenses	150,990	149,916	1%
Depreciation and amortization	29,181	28,520	2%
Loss on disposal of operating assets	226	510	*
Acquisition transaction expenses	(566)	327	*
Operating loss	$(42,569)	$(33,938)	(25)%
Operating margin	(6.8)%	(5.1)%
Adjusted operating loss **	$(11,648)	$(2,637)	*
_______

*	Percentages are not meaningful.
**	AOI is defined and reconciled to operating income (loss) below.
Three Months
Concerts revenue decreased $39.3 million, or 6%, during the three months ended March 31, 2015 as compared to the same period of the prior year. Excluding the decrease of $34.4 million related to the impact of changes in foreign exchange rates, revenue decreased $4.9 million, or 1%, due to reduced arena events compared to the same period of last year. In the first quarter of 2014, we had unusually high arena activity based on the timing of artist touring. This decline in arena events was partially offset by higher activity in clubs and theaters, higher average ticket prices for our North America events and incremental revenue of $6.8 million from acquisitions primarily from the acquisition of a controlling interest in a festival and concert promoter in 2014.
Concerts direct operating expenses decreased $31.2 million, or 6%, during the three months ended March 31, 2015 as compared to the same period of the prior year. Excluding the decrease of $27.8 million related to the impact of changes in foreign exchange rates, direct operating expenses decreased $3.4 million, or 1%, primarily due to lower expenses associated with the reduced arena activity discussed above. These decreases were partially offset by incremental direct operating expenses of $5.2 million from the acquisitions noted above.
The increased operating loss for Concerts for the three months ended March 31, 2015 was primarily driven by the lower arena activity in the quarter.

Ticketing Results of Operations
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2015	2014
	(in thousands)
Revenue	$375,630	$354,461	6%
Direct operating expenses	185,692	172,591	8%
Selling, general and administrative expenses	112,413	114,020	(1)%
Depreciation and amortization	43,296	45,983	(6)%
Gain on disposal of operating assets	(149)	(74)	*
Acquisition transaction expenses	147	5	*
Operating income	$34,231	$21,936	56%
Operating margin	9.1%	6.2%
Adjusted operating income **	$78,388	$70,017	12%
_______

*	Percentages are not meaningful.
**	AOI is defined and reconciled to operating income (loss) below.
Three Months
Ticketing revenue increased $21.2 million, or 6%, during the three months ended March 31, 2015 as compared to the same period of the prior year. Excluding the decrease of $16.9 million related to the impact of changes in foreign exchange rates, revenue increased $38.1 million, or 11%, primarily due to increased domestic primary ticket sales and fees driven by higher concert ticket sales along with higher domestic resale ticket fees resulting from the continued success of our TM+ resale product.
Ticketing direct operating expenses increased $13.1 million, or 8%, during the three months ended March 31, 2015 as compared to the same period of the prior year. Excluding the decrease of $8.1 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $21.2 million, or 12%, primarily due to higher royalties associated with the increased sales discussed above.
The increase in Ticketing operating income for the three months ended March 31, 2015 is primarily due to higher domestic primary and resale activity.

Artist Nation Results of Operations
Our Artist Nation segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2015	2014
	(in thousands)
Revenue	$77,945	$72,556	7%
Direct operating expenses	46,830	42,076	11%
Selling, general and administrative expenses	37,214	25,793	44%
Depreciation and amortization	10,035	7,771	29%
Loss on disposal of operating assets	—	33	*
Acquisition transaction expenses	6	453	*
Operating loss	$(16,140)	$(3,570)	*
Operating margin	(20.7)%	(4.9)%
Adjusted operating income (loss)**	$(4,767)	$5,144	*

_______

*	Percentages are not meaningful.
**	AOI is defined and reconciled to operating income (loss) below.
Three Months
Artist Nation revenue increased $5.4 million, or 7%, during the three months ended March 31, 2015 as compared to the same period of the prior year. Excluding the decrease of $1.7 million related to the impact of changes in foreign exchange rates, revenue increased $7.1 million, or 10%, primarily due to incremental revenue of $4.4 million resulting from the acquisition or prospective consolidation of several artist management businesses and higher commissions in the artist management and sports agency businesses. These increases were partially offset by reduced tour merchandise sales driven by the timing of tours.
Artist Nation direct operating expenses increased $4.8 million, or 11%, during the three months ended March 31, 2015 as compared to the same period of the prior year. Excluding the decrease of $1.1 million related to the impact of foreign exchange rates, direct operating expenses increased $5.9 million, or 14%, primarily due to higher costs associated with the increased artist management and sports agency revenue partially offset by lower costs associated with the reduced tour merchandise sales.
Artist Nation selling, general and administrative expenses increased $11.4 million, or 44%, during the three months ended March 31, 2015 as compared to the same period of the prior year primarily due to higher compensation expense in the management business driven by headcount growth along with incremental expenses of $4.0 million resulting from the acquisitions and prospective consolidation noted above.
Artist Nation depreciation and amortization increased $2.3 million, or 29%, during the three months ended March 31, 2015 as compared to the same period of the prior year primarily due to higher amortization associated with the acquisitions and prospective consolidation discussed above.
The increased operating loss for Artist Nation for the three months ended March 31, 2015 was primarily driven by timing of management commissions and higher compensation expense in the management business.

Sponsorship & Advertising Results of Operations
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2015	2014
	(in thousands)
Revenue	$52,097	$45,388	15%
Direct operating expenses	10,628	8,064	32%
Selling, general and administrative expenses	13,094	11,921	10%
Depreciation and amortization	1,988	204	*
Operating income	$26,387	$25,199	5%
Operating margin	50.6%	55.5%
Adjusted operating income **	$28,842	$25,755	12%
_______

*	Percentages are not meaningful.
**	AOI is defined and reconciled to operating income (loss) below.
Three Months
Sponsorship & Advertising revenue increased $6.7 million, or 15%, during the three months ended March 31, 2015 as compared to the same period of the prior year. Excluding the decrease of $3.2 million related to the impact of changes in foreign exchange rates, revenue increased $9.9 million, or 22%, primarily due to higher domestic online advertising activity, increased sponsorship revenue and incremental revenue of $1.5 million from the acquisition of a concert promoter.
Sponsorship & Advertising direct operating expenses increased $2.6 million, or 32%, during the three months ended March 31, 2015 as compared to the same period of the prior year driven by higher fulfillment costs on certain sponsorship programs.
Sponsorship & Advertising selling, general and administrative expenses increased $1.2 million, or 10%, during the three months ended March 31, 2015 as compared to the same period of the prior year primarily due to higher compensation expense from increased headcount to drive additional sales.
The increase in Sponsorship operating income for the three months ended March 31, 2015 was primarily driven by the higher domestic online advertising activity.
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

The following table sets forth the reconciliation of adjusted operating income (loss) to operating income (loss):

	Adjusted operating income (loss)	Non-cash and stock- based compensation expense	Loss (gain) on disposal of operating assets	Depreciation and amortization	Acquisition expenses	Operating income (loss)
			(in thousands)
Three Months Ended March 31, 2015
Concerts	$(11,648)	$2,080	$226	$29,181	$(566)	$(42,569)
Ticketing	78,388	863	(149)	43,296	147	34,231
Artist Nation	(4,767)	1,332	—	10,035	6	(16,140)
Sponsorship & Advertising	28,842	467	—	1,988	—	26,387
Other and Eliminations	(1,595)	—	—	(475)	—	(1,120)
Corporate	(19,605)	4,755	(38)	516	(114)	(24,724)
Total	$69,615	$9,497	$39	$84,541	$(527)	$(23,935)
Three Months Ended March 31, 2014
Concerts	$(2,637)	$1,944	$510	$28,520	$327	$(33,938)
Ticketing	70,017	2,167	(74)	45,983	5	21,936
Artist Nation	5,144	457	33	7,771	453	(3,570)
Sponsorship & Advertising	25,755	352	—	204	—	25,199
Other and Eliminations	401	—	—	(489)	—	890
Corporate	(16,076)	5,098	37	599	1,015	(22,825)
Total	$82,604	$10,018	$506	$82,588	$1,800	$(12,308)

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
Our balance sheet reflects cash and cash equivalents of $1.6 billion at March 31, 2015 and $1.4 billion at December 31, 2014. Included in the March 31, 2015 and December 31, 2014 cash and cash equivalents balances are $608.3 million and $533.8 million, respectively, of cash received that includes the face value of tickets sold on behalf of ticketing clients and the clients’ share of service charges that we refer to as client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to clients on a regular basis. Our foreign subsidiaries held approximately $516.5 million in cash and cash equivalents, excluding client cash, at March 31, 2015. We generally do not intend to repatriate these funds, but if we did, we would need to accrue and pay United States federal and state income taxes on any future repatriations, net of applicable foreign tax credits. We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is 90 days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects total debt of $2.0 billion at each of March 31, 2015 and December 31, 2014. Our weighted-average cost of debt, excluding unamortized debt discounts and debt issuance costs and including the debt premium on our term loans and notes, was 4.3% at March 31, 2015.
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
We view our available cash as cash and cash equivalents, less ticketing-related client cash, less event-related deferred revenue, less accrued expenses due to artists and cash collected on behalf of others, plus event-related prepaids. This is essentially our cash available to, among other things, repay debt balances, make acquisitions and finance capital expenditures.
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

Sources of Cash
Senior Secured Credit Facility
At March 31, 2015, our senior secured credit facility consists of (i) a $115 million term loan A, (ii) a $950 million term loan B and (iii) a $335 million revolving credit facility. In addition, subject to certain conditions, we have the right to increase such facilities by at least $450 million or a greater amount so long as the senior secured leverage ratio calculated on a pro-forma basis (as defined in the credit agreement) is no greater than 3.25x. The revolving credit facility provides for borrowings up to the amount of the facility with sublimits of up to (i) $150 million to be available for the issuance of letters of credit, (ii) $50 million to be available for swingline loans, (iii) $150 million to be available for borrowings in Euros or British Pounds and (iv) $50 million to be available for borrowings in one or more other approved currencies. The senior secured credit facility is secured by (i) a first priority lien on substantially all of our tangible and intangible personal property of the domestic subsidiaries that are guarantors and (ii) a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of our direct and indirect domestic subsidiaries and 65% of each class of capital stock of any first-tier foreign subsidiaries.
The interest rates per annum applicable to revolving credit facility loans and term loan A under the senior secured credit facility are, at our option, equal to either LIBOR plus 2.25% or a base rate plus 1.25%, subject to stepdowns based on our net leverage ratio. The interest rates per annum applicable to the term loan B are, at our option, equal to either LIBOR plus 2.75% or a base rate plus 1.75%, subject to a LIBOR floor of 0.75% and a base rate floor of 1.75%. We are required to pay a commitment fee of 0.5% per year on the undrawn portion available under the revolving credit facility, subject to stepdowns based on our net leverage ratio, and variable fees on outstanding letters of credit.
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
During the three months ended March 31, 2015, we made principal payments totaling $5.3 million on these term loans. At March 31, 2015, the outstanding balances on these term loans, excluding discounts and debt issuance costs, were $1.0 billion. There were no borrowings under the revolving credit facility as of March 31, 2015. Based on our letters of credit of $59.7 million, $275.3 million was available for future borrowings as of that same date.
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
The indentures governing our 7% senior notes and 5.375% senior notes contain covenants that limit, among other things, our ability and the ability of our restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make certain distributions, investments and other restricted payments, sell certain assets, agree to any restrictions on the ability of restricted subsidiaries to make payments to us, merge, consolidate or sell all of our assets, create certain liens, and engage in transactions with affiliates on terms that are not on an arms-length basis. Certain covenants, including those pertaining to incurrence of indebtedness, restricted payments, asset sales, mergers and transactions with affiliates will be suspended during any period in which the notes are rated investment grade by both rating agencies and no default or event of default under the indenture has occurred and is continuing. The 7% senior notes and the 5.375% senior notes contain two incurrence-based financial covenants, as defined, requiring a minimum fixed charge coverage ratio of 2.0x and a maximum secured indebtedness leverage ratio of 3.25x for the 7% senior notes and 3.50x for the 5.375% senior notes.
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
As of March 31, 2015, we believe we were in compliance with all of our debt covenants. We expect to remain in compliance with all of our debt covenants throughout 2015.
Uses of Cash
Acquisitions
When we make acquisitions, the acquired entity may have cash at the time of acquisition. All amounts discussed in this section are presented net of any cash acquired. During the three months ended March 31, 2015, we used $15.9 million of cash primarily for the acquisitions of controlling interests in an artist management business located in the United States in our Artist Nation segment and a festival promoter located in Sweden in our Concerts segment. During the three months ended March 31, 2014, we used $11.6 million of cash primarily for the acquisition of an artist management business located in the United States in our Artist Nation segment.
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
Our capital expenditures, including accruals but excluding expenditures funded by outside parties such as landlords or replacements funded by insurance companies, consisted of the following:

	Three Months Ended March 31,
	2015	2014 (1)
	(in thousands)
Maintenance capital expenditures	$16,336	$8,893
Revenue generating capital expenditures	9,461	11,703
Total capital expenditures	$25,797	$20,596
___________
(1) Approximately $1.6 million of expenditures in 2014 have been reclassified between categories from amounts previously reported. The total capital expenditures are unchanged.

Maintenance capital expenditures during the first three months of 2015 increased from the same period of the prior year primarily associated with the replacement of point of sale systems in our owned or operated amphitheaters and technology enhancements to our data centers.
We currently expect capital expenditures to be approximately $145 million for the full year 2015.

Cash Flows

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cash provided by (used in):
Operating activities	$342,546	$366,608
Investing activities	$(50,583)	$(37,534)
Financing activities	$(19,200)	$(4,752)
Operating Activities
Cash provided by operating activities was $342.5 million for the three months ended March 31, 2015, compared to $366.6 million for the same period of the prior year. The $24.1 million decrease in cash provided by operating activities resulted primarily from an increase in the cash-related portion of the net loss, higher advances for future events and higher payments for accrued event-related expenses partially offset by increased receipt of advanced ticket sales and higher collections of accounts receivable.
Investing Activities
Cash used in investing activities was $50.6 million for the three months ended March 31, 2015, compared to $37.5 million for the same period of the prior year. The $13.0 million increase in cash used in investing activities is primarily due to higher payments for purchases of property, plant and equipment, acquisitions and investments made in nonconsolidated affiliates as compared to the same period of the prior year. See “—Uses of Cash” above for further discussion.
Financing Activities
Cash used in financing activities was $19.2 million for the three months ended March 31, 2015, compared to $4.8 million for the same period of the prior year. The $14.4 million increase in cash used in financing activities is primarily a result of higher payments for purchases of noncontrolling interests and lower proceeds from the exercise of stock options as compared to the same period of the prior year.
Seasonality
Our Concerts, Artist Nation and Sponsorship & Advertising segments typically experience higher operating income in the second and third quarters as our outdoor venues and festivals are primarily used in or occur from May through September, and our artist touring activity is higher. In addition, the timing of when tickets are sold and the tours of top-grossing acts can impact comparability of quarterly results year over year, although annual results may not be impacted. Our Ticketing segment sales are impacted by fluctuations in the availability of events for sale to the public, which vary depending upon scheduling by our clients.
Cash flows from our Concerts segment typically have a slightly different seasonality as payments are often made for artist performance fees and production costs for tours in advance of the date the related event tickets go on sale. These artist fees and production costs are expensed when the event occurs. Once tickets for an event go on sale, we generally begin to receive payments from ticket sales at our owned or operated venues in advance of when the event occurs. We record these ticket sales as revenue when the event occurs.
Market Risk
We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates.
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported operating income of $2.9 million for the three months ended March 31, 2015. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the three months ended March 31, 2015 by $0.3 million. As of March 31, 2015, our primary foreign exchange exposure included the Euro, British Pound, Australian Dollar and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities.

We primarily use forward currency contracts in addition to options to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. We also may enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At March 31, 2015, we had forward currency contracts and options outstanding with a notional amount of $116.8 million.
Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $2.1 billion of total debt, excluding discounts, debt issuance costs and premium, outstanding as of March 31, 2015. Of the total amount, taking into consideration existing interest rate hedges, we had $1.0 billion of fixed-rate debt and $1.1 billion of floating-rate debt.
Based on the amount of our floating-rate debt as of March 31, 2015, each 25-basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $2.7 million when the floor rate is not applicable. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of March 31, 2015 with no subsequent change in rates for the remainder of the period.
At March 31, 2015, we have an interest rate swap agreement that is designated as a cash flow hedge for accounting purposes. The interest rate swap had a notional amount of $5.8 million at March 31, 2015, to effectively convert a portion of our floating-rate debt to a fixed-rate basis, and expires in May 2015. The fair value of this agreement at March 31, 2015 was de minimus. This agreement was put into place to reduce the variability of the cash flows from the interest payments related to certain financing.
We have two interest rate swap agreements with a $21.5 million aggregate notional amount at March 31, 2015, that effectively convert a portion of our floating-rate debt to a fixed-rate basis. Both agreements expire in December 2015. These interest rate swap agreements have not been designated as hedging instruments. Therefore, any change in fair value is recorded in earnings during the period of change.
Ratio of Earnings to Fixed Charges
The ratio of earnings to fixed charges is as follows:

Three Months Ended March 31,		Year Ended December 31,
2015	2014	2014	2013	2012	2011
*	*	*	*	*	*

*
For the three months ended March 31, 2015 and 2014, fixed charges exceeded earnings before income taxes and fixed charges by $68.8 million and $35.0 million, respectively. For the years ended December 31, 2014, 2013, 2012 and 2011, fixed charges exceeded earnings before income taxes and fixed charges by $104.0 million, $6.0 million, $142.1 million and $104.4 million, respectively.

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
Recent Accounting Pronouncements
Recently Adopted Pronouncements
In April 2014, the FASB issued guidance that raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. We adopted this guidance on January 1, 2015 and will apply it to disposals occurring on or after January 1, 2015.
In April 2015, the FASB issued guidance that simplifies the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within that year. The guidance should be applied on a retrospective basis to all periods presented in the financial statements. Early adoption is permitted and we adopted this guidance on January 1, 2015.

Recently Issued Pronouncements
In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. The new standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual and interim periods beginning after December 15, 2016, and early adoption of the standard is not permitted. The guidance should be applied retrospectively, either to each prior period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative-effect adjustment as of the date of adoption. We will adopt this standard on January 1, 2017, and we are currently assessing which implementation method we will apply and the impact its adoption will have on our financial position and results of operations.
In February 2015, the FASB issued amendments to the consolidation guidance that makes changes to the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance is effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted. The guidance should be applied either using a modified retrospective approach or retrospectively. We will adopt this standard on January 1, 2016, and we are currently assessing which implementation method we will apply and the impact its adoption will have on our financial position and results of operations.
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
Management believes that the accounting estimates involved in business combinations, impairment of long-lived assets and goodwill, revenue recognition, litigation accruals and income taxes are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. These critical accounting estimates, the judgments and assumptions and the effect if actual results differ from these assumptions are described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K filed with the SEC on February 26, 2015.
There have been no changes to our critical accounting policies during the three months ended March 31, 2015.
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
Based on their evaluation as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
Item 1A. Risk Factors
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Part 1—Item 1A. Risk Factors of our 2014 Annual Report on Form 10-K filed with the SEC on February 26, 2015, describes some of the risks and uncertainties associated with our business which have the potential to materially affect our business, financial condition or results of operations. We do not believe that there have been any material changes to the risk factors previously disclosed in our 2014 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
None.
Item 6. Exhibits
The information in the Exhibit Index of this Quarterly Report on Form 10-Q is incorporated into this Item 6 by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2015.

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
10.1
Third Supplemental Indenture, dated as of March 27, 2015 among Live Nation Entertainment, Inc., Country Nation, LLC, the Existing Guarantors Party thereto and The Bank of New York Mellon Trust Company N.A., as trustee
X
10.2
Seventh Supplemental Indenture, dated as of March 27, 2015 among Live Nation Entertainment, Inc., Country Nation, LLC, the Existing Guarantors Party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee
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