Form 10-K/A
period 2014-12-31
Live Nation Entertainment, Inc.
filed 2015-06-30
CIK 1335258

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
DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, filed on April 27, 2015, were incorporated by reference into Part III of our Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 26, 2015.

Explanatory Note
On February 26, 2015, Live Nation Entertainment, Inc. (“Live Nation” or the “Company”) filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 2014.
This Amendment No. 1 to Form 10-K (“Amendment No. 1”) of Live Nation is being filed solely to amend Item 15(c) to include the separate financial statements of Venta de Boletos por Computadora, S.A. de C.V. ("VBC") as required under Rule 3-09 of Regulation S-X. The financial statements of VBC for its fiscal year ended December 31, 2014 were not available at the time the Company filed its Annual Report on Form 10-K. The required financial statements are now provided as Exhibits 99.1 and 99.2 to this Amendment No. 1.
Item 15(c) is the only portion of the Company’s Annual Report on Form 10-K being supplemented or amended by this Form 10-K/A. This Amendment No. 1 does not change any other information set forth in the original filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, the information required by Item 15(c) of Form 10-K as provided in Exhibits 99.1 and 99.2, a signature page, the accountants’ consent for VBC and certifications required to be filed as exhibits hereto.
PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)1. Financial Statements.
The following consolidated financial statements are included in Item 8 of the Company’s Annual Report on Form 10-K filed on February 26, 2015:
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements
(a)2. Financial Statement Schedule.
The following financial statement schedule for the years ended December 31, 2014, 2013 and 2012 is filed as part of Item 15 of the Company’s Annual Report on Form 10-K filed on February 26, 2015 and should be read in conjunction with the consolidated financial statements.
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
The financial statements included in Exhibit 99.1 for the years ended December 31, 2014 and 2013 and the financial statements included in Exhibit 99.2 for the years ended December 31, 2013 and 2012 are filed as part of Item 15 of the Company's Annual Report filed on February 26, 2015 and should be read in conjunction with the Company's consolidated financial statements.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	Filed HereWith
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Live Nation Entertainment, Inc.	8-K	001-32601	3.1	6/7/2013	Live Nation
3.2	Fifth Amended and Restated Bylaws of Live Nation Entertainment, Inc.	8-K	001-32601	3.2	6/7/2013	Live Nation
4.1	Rights Agreement, dated December 21, 2005, between CCE Spinco, Inc. and The Bank of New York, as Rights Agent.	8-K	001-32601	4.1	12/23/2005	Live Nation
4.2	First Amendment to Rights Agreement, dated February 25, 2009, between Live Nation, Inc. and The Bank of New York Mellon, as Rights Agent.	8-K	001-32601	4.1	3/3/2009	Live Nation
4.3	Second Amendment to Rights Agreement, effective as of September 23, 2011, entered into by and between Live Nation Entertainment, Inc. and The Bank of New York Mellon, as Rights Agent.	8-K	001-32601	4.1	9/28/2011	Live Nation
4.4	Third Amendment to Rights Agreement, effective as of January 11, 2013, entered into by and between Live Nation Entertainment, Inc. and Computershare Shareowner Services, LLC, as Rights Agent.	8-K	001-32601	4.1	1/17/2013	Live Nation
4.5	Form of Certificate of Designations of Series A Junior Participating Preferred Stock.	8-K	001-32601	4.2	12/23/2005	Live Nation
4.6	Form of Right Certificate.	8-K	001-32601	4.3	12/23/2005	Live Nation
10.1	Lockup and Registration Rights Agreement, dated May 26, 2006, among Live Nation, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc. and the other parties set forth therein.	8-K	001-32601	4.1	6/2/2006	Live Nation
10.2	Stockholder Agreement, dated February 10, 2009, among Live Nation, Inc., Liberty Media Corporation, Liberty USA Holdings, LLC and Ticketmaster Entertainment, Inc.	8-K	001-32601	10.2	2/13/2009	Live Nation
10.3	Note, dated January 24, 2010, among Ticketmaster Entertainment, Inc., Azoff Family Trust of 1997 and Irving Azoff.	10-K	001-32601	10.17	2/25/2010	Live Nation
10.4	Registration Rights Agreement, dated January 25, 2010, among Live Nation, Inc., Liberty Media Corporation and Liberty Media Holdings USA, LLC.	8-K	001-32601	10.1	1/29/2010	Live Nation

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	Filed HereWith
10.5	Tax Matters Agreement, dated December 21, 2005, among CCE Spinco, Inc., CCE Holdco #2, Inc. and Clear Channel Communications, Inc.	8-K	001-32601	10.2	12/23/2005	Live Nation
10.6	Tax Sharing Agreement, dated August 20, 2008, among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	8-K	001-34064	10.2	8/25/2008	Ticketmaster
10.7	Form of Indemnification Agreement.	10-K	001-32601	10.23	2/25/2010	Live Nation
10.8 §	Live Nation Entertainment, Inc. 2005 Stock Incentive Plan, as amended and restated as of April 15, 2011.	8-K	001-32601	10.3	6/20/2011	Live Nation
10.9 §	Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	S-8	333-164507	10.1	1/26/2010	Live Nation
10.10 §	Amendment No. 1 to the Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	10-Q	001-32601	10.1	11/4/2010	Live Nation
10.11 §	Live Nation Entertainment, Inc. 2006 Annual Incentive Plan, as amended and restated as of April 15, 2011.	8-K	001-32601	10.2	6/20/2011	Live Nation
10.12 §	Amended and Restated Live Nation, Inc. Stock Bonus Plan.	8-K	001-32601	10.1	1/25/2010	Live Nation
10.13 §	Employment Agreement, dated October 21, 2009, among Live Nation, Inc., Live Nation Worldwide, Inc. and Michael Rapino.	8-K	001-32601	10.1	10/22/2009	Live Nation
10.14 §	First Amendment to Employment Agreement, dated December 27, 2012 by and between Live Nation Entertainment, Inc. and Michael Rapino.	10-K	001-32601	10.29	2/26/2013	Live Nation
10.15 §	Employment Agreement, effective January 1, 2014, between Live Nation Entertainment, Inc. and Michael Rowles.	10-K	001-32601	10.17	2/24/2014	Live Nation
10.16 §	Employment Agreement, effective January 1, 2014, between Live Nation Entertainment, Inc. and Kathy Willard.	10-K	001-32601	10.19	2/24/2014	Live Nation
10.17 §	Employment Agreement, effective December 17, 2007, between Live Nation Worldwide, Inc. and Brian Capo.	10-Q	001-32601	10.4	8/7/2008	Live Nation
10.18 §	First Amendment to Employment Agreement, effective December 31, 2008, between Live Nation Worldwide, Inc. and Brian Capo.	10-K	001-32601	10.30	3/5/2009	Live Nation
10.19 §	Employment Agreement, effective January 1, 2014, between Live Nation Entertainment, Inc. and Joe Berchtold.	10-K	001-32601	10.24	2/24/2014	Live Nation

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	Filed HereWith
10.20	Credit Agreement entered into as of May 6, 2010, among Live Nation Entertainment, Inc., the Foreign Borrowers party thereto, the Guarantors identified therein, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent and J.P. Morgan Europe Limited, as London Agent.	10-Q	001-32601	10.4	8/5/2010	Live Nation
10.21	Amendment No. 1, to the Credit Agreement, dated as of June 29, 2012, entered into by and among Live Nation Entertainment, Inc., the relevant Credit Parties identified therein, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders.	10-Q	001-32601	10.2	8/7/2012	Live Nation
10.22	Amendment No. 2 to the Credit Agreement, dated as of August 16, 2013, entered into by and among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the Lenders, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent and J.P. Morgan Europe Limited, as London agent.	10-Q	001-32601	10.2	5/6/2014	Live Nation
10.23	Incremental Term Loan Joinder Agreement No. 1, dated August 20, 2012, by and among Live Nation Entertainment, Inc., JPMorganChase Bank, N.A., as administrative agent, each Incremental Term Loan Lender defined therein and the relevant Credit Parties identified therein.	10-Q	001-32601	10.2	11/5/2012	Live Nation
10.24	Indenture, dated August 20, 2012, by and among Live Nation Entertainment, Inc., the Guarantors defined therein, and the Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.1	11/5/2012	Live Nation
10.25	First Supplemental Indenture, entered into as of October 4, 2012, among Live Nation Entertainment, Inc., the Guarantors listed in Appendix I attached thereto, Live Nation Ushtours (USA), LLC, and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.3	11/5/2012	Live Nation
10.26	Second Supplemental Indenture, entered into as of August 13, 2013, among Live Nation Entertainment, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	001-32601	10.1	8/16/2013	Live Nation

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	Filed HereWith
10.27	Third Supplemental Indenture, dated as of February 6, 2014 among Live Nation Entertainment, Inc., BigChampagne, LLC, the Existing Guarantors Party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.1	5/6/2014	Live Nation
10.28	Fourth Supplemental Indenture, dated as of May 27, 2014, among Live Nation Entertainment, Inc., Reigndeer Entertainment Corp., the Existing Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.3	7/31/2014	Live Nation
10.29	Fifth Supplemental Indenture, dated as of August 27, 2014, among Live Nation Entertainment, Inc., Ticketstoday, LLC, the Existing Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.2	10/30/2014	Live Nation
10.30	Sixth Supplemental Indenture, dated as of October 31, 2014, among Live Nation Entertainment, Inc., EXMO Inc., Artist Nation Management, Inc., Guyo Entertainment, Inc., the Existing Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-K	001-32601	10.30	2/26/2015	Live Nation
10.31	Indenture, dated as of May 23, 2014, among Live Nation Entertainment, Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.1	7/31/2014	Live Nation
10.32	First Supplemental Indenture, dated as of August 27, 2014, among Live Nation Entertainment, Inc., Ticketstoday, LLC, the Existing Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.1	10/30/2014	Live Nation
10.33	Second Supplemental Indenture, dated as of October 31, 2014, among Live Nation Entertainment, Inc., EXMO, Inc., Artist Nation Management, Inc., Guyo Entertainment, Inc., the Existing Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-K	001-32601	10.33	2/26/2015	Live Nation
10.34	Indenture, dated as of May 23, 2014, between Live Nation Entertainment, Inc., and HSBC Bank USA, National Association, as trustee.	10-Q	001-32601	10.2	7/31/2014	Live Nation
12.1	Computation of Ratio of Earnings to Fixed Charges.	10-K	001-32601	12.1	2/26/2015	Live Nation
14.1	Code of Business Conduct and Ethics.	10-K	001-32601	14.1	2/26/2015	Live Nation
21.1	Subsidiaries of the Company.	10-K	001-32601	21.1	2/26/2015	Live Nation
23.1	Consent of Ernst & Young LLP.	10-K	001-32601	23.1	2/26/2015	Live Nation

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	Filed HereWith
23.2	Consent of PricewaterhouseCoopers S.C.	10-K/A	001-32601	23.2	6/30/2014	Live Nation
24.1	Power of Attorney (see signature page 111 of 10-K).	10-K	001-32601	24.1	2/26/2015	Live Nation
31.1	Certification of Chief Executive Officer.						X
31.2	Certification of Chief Financial Officer.						X
32.1	Section 1350 Certification of Chief Executive Officer.						X
32.2	Section 1350 Certification of Chief Financial Officer.						X
99.1	Financial statements of Venta de Boletos por Computadora, S.A. de C.V. as of and for the years ended December 31, 2014 and 2013.						X
99.2	Financial statements of Venta de Boletos por Computadora, S.A. de C.V. as of and for the years ended December 31, 2013 and 2012.						X
101.INS	XBRL Instance Document	10-K	001-32601	101.INS	2/26/2015	Live Nation
101.SCH	XBRL Taxonomy Schema Document	10-K	001-32601	101.SCH	2/26/2015	Live Nation
101.CAL	XBRL Taxonomy Calculation Linkbase Document	10-K	001-32601	101.CAL	2/26/2015	Live Nation
101.DEF	XBRL Taxonomy Definition Linkbase Document	10-K	001-32601	101.DEF	2/26/2015	Live Nation
101.LAB	XBRL Taxonomy Label Linkbase Document	10-K	001-32601	101.LAB	2/26/2015	Live Nation
101.PRE	XBRL Taxonomy Presentation Linkbase Document	10-K	001-32601	101.PRE	2/26/2015	Live Nation

§	Management contract or compensatory plan or arrangement.

The Company has not filed long-term debt instruments of its subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 30, 2015.

LIVE NATION ENTERTAINMENT, INC.

By:	/s/ Michael Rapino
Michael Rapino
President and Chief Executive Officer