Form 10-Q
period 2015-06-30
Live Nation Entertainment, Inc.
filed 2015-08-10
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
Form 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On August 4, 2015, there were 202,362,219 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 938,389 shares of unvested restricted stock awards and excluding 408,024 shares held in treasury.

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
Item 1. Financial Statements
LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2015	December 31, 2014
		(as adjusted)
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$1,525,819	$1,382,029
Accounts receivable, less allowance of $18,671 and $17,489, respectively	524,227	419,301
Prepaid expenses	655,805	440,272
Other current assets	46,897	26,089
Total current assets	2,752,748	2,267,691
Property, plant and equipment
Land, buildings and improvements	816,708	808,116
Computer equipment and capitalized software	456,949	454,925
Furniture and other equipment	228,297	209,624
Construction in progress	107,751	78,111
	1,609,705	1,550,776
Less accumulated depreciation	907,942	855,439
	701,763	695,337
Intangible assets
Definite-lived intangible assets, net	785,086	682,713
Indefinite-lived intangible assets	369,522	369,480
Goodwill	1,619,123	1,479,037
Other long-term assets	485,274	474,103
Total assets	$6,713,516	$5,968,361
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$722,720	$658,108
Accounts payable	86,087	74,151
Accrued expenses	635,490	675,880
Deferred revenue	1,201,446	543,122
Current portion of long-term debt, net	57,289	47,443
Other current liabilities	24,248	12,035
Total current liabilities	2,727,280	2,010,739
Long-term debt, net	1,973,173	1,995,957
Long-term deferred income taxes	194,607	196,759
Other long-term liabilities	128,346	112,204
Commitments and contingent liabilities
Redeemable noncontrolling interests	245,545	168,855
Stockholders’ equity
Common stock	2,016	2,004
Additional paid-in capital	2,430,002	2,414,428
Accumulated deficit	(1,085,826)	(1,042,603)
Cost of shares held in treasury	(6,865)	(6,865)
Accumulated other comprehensive loss	(87,931)	(70,010)
Total Live Nation stockholders’ equity	1,251,396	1,296,954
Noncontrolling interests	193,169	186,893
Total equity	1,444,565	1,483,847
Total liabilities and equity	$6,713,516	$5,968,361

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands except share and per share data)
Revenue	$1,765,777	$1,665,785	$2,886,089	$2,793,101
Operating expenses:
Direct operating expenses	1,279,099	1,184,696	2,000,388	1,915,847
Selling, general and administrative expenses	326,839	325,925	641,384	628,330
Depreciation and amortization	88,571	76,219	173,112	158,807
Gain on disposal of operating assets	(76)	(3,787)	(37)	(3,281)
Corporate expenses	26,342	25,717	50,702	46,891
Acquisition transaction expenses	2,757	1,329	2,230	3,129
Operating income	42,245	55,686	18,310	43,378
Interest expense	25,650	27,590	51,013	52,082
Interest income	(394)	(1,146)	(1,959)	(1,812)
Equity in losses (earnings) of nonconsolidated affiliates	367	(960)	(2,613)	(3,766)
Other expense (income), net	(8,500)	(330)	12,528	(1,506)
Income (loss) before income taxes	25,122	30,532	(40,659)	(1,620)
Income tax expense	4,910	4,710	5,655	2,655
Net income (loss)	20,212	25,822	(46,314)	(4,275)
Net income (loss) attributable to noncontrolling interests	5,156	2,888	(3,091)	5,239
Net income (loss) attributable to common stockholders of Live Nation	$15,056	$22,934	$(43,223)	$(9,514)

Basic and diluted net income (loss) per common share available to common stockholders of Live Nation	$0.06	$0.11	$(0.25)	$(0.06)

Weighted average common shares outstanding:
Basic	200,767,811	198,701,762	200,463,314	198,282,044
Diluted	208,778,589	205,989,271	200,463,314	198,282,044

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net income (loss)	$20,212	$25,822	$(46,314)	$(4,275)
Other comprehensive income (loss), net of tax:
Unrealized loss on cash flow hedges	(182)	(5)	—	(8)
Realized loss on cash flow hedges	12	16	25	33
Change in funded status of defined benefit pension plan	108	—	113	30
Foreign currency translation adjustments	26,609	9,324	(18,059)	19,143
Comprehensive income (loss)	46,759	35,157	(64,235)	14,923
Comprehensive income (loss) attributable to noncontrolling interests	5,156	2,888	(3,091)	5,239
Comprehensive income (loss) attributable to common stockholders of Live Nation	$41,603	$32,269	$(61,144)	$9,684

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(46,314)	$(4,275)
Reconciling items:
Depreciation	63,705	61,906
Amortization	109,407	96,901
Deferred income tax benefit	(1,415)	(12,064)
Amortization of debt issuance costs, discounts and premium, net	5,301	10,101
Non-cash compensation expense	17,562	22,568
Gain on disposal of operating assets	(37)	(3,281)
Equity in losses (earnings) of nonconsolidated affiliates, net of distributions	3,732	(1,930)
Other, net	(4,189)	248
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(122,058)	(126,528)
Increase in prepaid expenses	(268,937)	(295,818)
Increase in other assets	(48,629)	(30,609)
Increase in accounts payable, accrued expenses and other liabilities	28,614	114,764
Increase in deferred revenue	620,412	508,323
Net cash provided by operating activities	357,154	340,306
CASH FLOWS FROM INVESTING ACTIVITIES
Collections and advances of notes receivable, net	(14,136)	(3,429)
Investments made in nonconsolidated affiliates	(11,023)	(1,512)
Purchases of property, plant and equipment	(67,344)	(66,388)
Cash paid for acquisitions, net of cash acquired	(69,244)	(24,518)
Other, net	(2,194)	366
Net cash used in investing activities	(163,941)	(95,481)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	101	514,612
Payments on long-term debt	(17,170)	(15,126)
Contributions from noncontrolling interests	—	81
Distributions to noncontrolling interests	(9,370)	(18,036)
Purchases and sales of noncontrolling interests, net	(9,491)	(3,528)
Proceeds from exercise of stock options	13,015	11,737
Payments for deferred and contingent consideration	(4,125)	(5,541)
Net cash provided by (used in) financing activities	(27,040)	484,199
Effect of exchange rate changes on cash and cash equivalents	(22,383)	13,478
Net increase in cash and cash equivalents	143,790	742,502
Cash and cash equivalents at beginning of period	1,382,029	1,299,184
Cash and cash equivalents at end of period	$1,525,819	$2,041,686

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
The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2014 Annual Report on Form 10-K filed with the SEC on February 26, 2015, as amended by the Form 10-K/A filed with the SEC on June 30, 2015.
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
Cash and Cash Equivalents
Included in the June 30, 2015 and December 31, 2014 cash and cash equivalents balance is $618.3 million and $533.8 million, respectively, of cash received that includes the face value of tickets sold on behalf of ticketing clients and their share of service charges, which amounts are to be remitted to the clients.
Acquisitions
During the first six months of 2015, the Company completed several acquisitions that were accounted for as business combinations under the acquisition method of accounting and were not significant either on an individual basis or in the aggregate.
Reclassifications
Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 2015 presentation. The Company has reclassified $20.0 million of debt issuance costs originally included in other long-term assets in the December 31, 2014 balance sheet and now reflects it as a reduction of the current portion of long-term debt and long-term debt in connection with the retrospective application of new accounting guidance for debt issuance costs as discussed below.
Recent Accounting Pronouncements
Recently Adopted Pronouncements
In April 2014, the FASB issued guidance that raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The Company adopted this guidance on January 1, 2015 and there has been no impact from its adoption.
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

Recently Issued Pronouncements
In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. The new standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual and interim periods beginning after December 15, 2016, and early adoption of the standard is not permitted. The guidance should be applied retrospectively, either to each prior period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB affirmed its proposal to defer the effective date of the new revenue recognition standard by one year. The FASB also affirmed its proposal to allow early adoption of the standard, but not before the original effective date. Assuming final guidance is issued deferring the effective date, the Company will adopt this standard on January 1, 2018, and is currently assessing which implementation method it will apply and the impact its adoption will have on its financial position and results of operations.
In April 2015, the FASB amended its guidance on internal-use software providing guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments to this guidance are effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted. The guidance should be applied either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The Company will adopt this standard on January 1, 2016, and is currently assessing which implementation method it will apply and the impact its adoption will have on its financial position and results of operations.
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

The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the six months ended June 30, 2015:

	Revenue- generating contracts	Client / vendor relationships	Non-compete agreements	Venue management and leaseholds	Technology	Trademarks and naming rights	Other	Total
	(in thousands)
Balance as of December 31, 2014:
Gross carrying amount	$635,127	$355,992	$123,552	$83,322	$15,330	$24,266	$3,581	$1,241,170
Accumulated amortization	(272,071)	(123,195)	(98,512)	(50,490)	(4,246)	(8,701)	(1,242)	(558,457)
Net	363,056	232,797	25,040	32,832	11,084	15,565	2,339	682,713
Gross carrying amount:
Acquisitions— current year	115,097	15,000	—	—	17,950	42,470	—	190,517
Acquisitions— prior year	(4,246)	(1,523)	1,500	—	11	—	—	(4,258)
Foreign exchange	(7,470)	(4,124)	—	(341)	143	(203)	—	(11,995)
Other (1)	(16,473)	(2,655)	—	(6,212)	—	(9)	—	(25,349)
Net change	86,908	6,698	1,500	(6,553)	18,104	42,258	—	148,915
Accumulated amortization:
Amortization	(36,676)	(25,371)	(5,904)	(4,506)	(1,761)	(1,718)	(194)	(76,130)
Foreign exchange	2,839	961	—	333	(39)	182	—	4,276
Other (1)	16,473	2,655	—	6,172	—	12	—	25,312
Net change	(17,364)	(21,755)	(5,904)	1,999	(1,800)	(1,524)	(194)	(46,542)
Balance as of June 30, 2015:
Gross carrying amount	722,035	362,690	125,052	76,769	33,434	66,524	3,581	1,390,085
Accumulated amortization	(289,435)	(144,950)	(104,416)	(48,491)	(6,046)	(10,225)	(1,436)	(604,999)
Net	$432,600	$217,740	$20,636	$28,278	$27,388	$56,299	$2,145	$785,086
_________

(1)	Other includes net downs of fully amortized or impaired assets.
Included in the current year acquisitions amount above of $190.5 million are intangibles for revenue-generating contracts and trademarks and naming rights primarily associated with the acquisitions of controlling interests in two festival promoters located in the United States and the acquisition of a ticketing business located in the United States previously accounted for under the equity method.
The 2015 additions to definite-lived intangible assets from acquisitions have weighted-average lives as follows:

Weighted- Average Life (years)

Revenue-generating contracts	9
Client/vendor relationships	8
Technology	10
Trademarks and naming rights	10
All categories	9
Amortization of definite-lived intangible assets for the three months ended June 30, 2015 and 2014 was $43.5 million and $33.3 million, respectively, and for the six months ended June 30, 2015 and 2014 was $76.1 million and $67.9 million, respectively. Amortization related to nonrecoupable ticketing contract advances for the three months ended June 30, 2015 and 2014 was $13.2 million and $11.6 million, respectively, and for the six months ended June 30, 2015 and 2014 was $32.8 million and $29.0 million, respectively.
The following table presents the Company’s estimate of future amortization expense for the remainder of 2015 through 2019 for definite-lived intangible assets that exist at June 30, 2015:

(in thousands)
July 1 - December 31, 2015	$75,497
2016	$144,778
2017	$125,955
2018	$110,133
2019	$97,110
As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization may vary. Therefore, the expense to date is not necessarily indicative of the expense expected for the full year.
Goodwill
The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the six months ended June 30, 2015:

	Concerts	Ticketing	Artist Nation	Sponsorship & Advertising	Total
	(in thousands)
Balance as of December 31, 2014:
Goodwill	$577,891	$657,631	$345,513	$302,865	$1,883,900
Accumulated impairment losses	(386,915)	—	(17,948)	—	(404,863)
Net	190,976	657,631	327,565	302,865	1,479,037

Acquisitions—current year	79,915	79,277	4,800	20,455	184,447
Acquisitions—prior year	(35,844)	(4,245)	4,461	4,335	(31,293)
Foreign exchange	(2,159)	(6,779)	343	(4,473)	(13,068)

Balance as of June 30, 2015:
Goodwill	619,803	725,884	355,117	323,182	2,023,986
Accumulated impairment losses	(386,915)	—	(17,948)	—	(404,863)
Net	$232,888	$725,884	$337,169	$323,182	$1,619,123
Included in the current year acquisitions amount above of $184.4 million is goodwill primarily associated with the acquisitions of controlling interests in two festival promoters and the acquisition of a ticketing business previously accounted for under the equity method, all located in the United States.
Included in the prior year acquisitions amount above is a decrease of $31.3 million of goodwill primarily associated with the acquisition of a controlling interest in a festival and concert promoter located in the United States.
The Company is in various stages of finalizing its acquisition accounting for recent acquisitions, which include the use of external valuation consultants, and the completion of this accounting could result in a change to the associated purchase price allocations, including goodwill and its allocation between segments.

NOTE 3—FAIR VALUE MEASUREMENTS
The following table shows the fair value of the Company’s significant financial assets that are required to be measured at fair value on a recurring basis, which are classified on the balance sheets as cash and cash equivalents:

	Fair Value Measurements at June 30, 2015	Fair Value Measurements at December 31, 2014
	Level 1	Level 1
	(in thousands)
Assets:
Cash equivalents	$130,035	$111
The Company has cash equivalents which consist of money market funds. Fair values for cash equivalents are based on quoted prices in an active market which are considered to be Level 1 inputs as defined in the FASB guidance.
The Company’s outstanding debt held by third-party financial institutions is carried at cost, adjusted for any premium, discounts or debt issuance costs. The Company’s debt is not publicly traded and the carrying amounts typically approximate fair value for debt that accrues interest at a variable rate, which are considered to be Level 2 inputs as defined in the FASB guidance. The estimated fair values of the Company’s 7% senior notes, 5.375% senior notes and 2.5% convertible senior notes were $451.6 million, $255.0 million and $298.5 million, respectively, at June 30, 2015. The estimated fair values of the 7% senior notes, 5.375% senior notes and 2.5% convertible senior notes were $451.3 million, $250.3 million and $296.3 million, respectively, at December 31, 2014. The estimated fair value of the Company’s third-party fixed-rate debt is based on quoted market prices in active markets for the same or similar debt, which are considered to be Level 2 inputs. The Company had fixed-rate debt held by noncontrolling interest partners with a face value of $30.4 million and $30.0 million at June 30, 2015 and December 31, 2014, respectively. The Company is unable to determine the fair value of this debt.
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
As of June 30, 2015, the Company had accrued $34.9 million, its best estimate of the probable costs associated with the settlement referred to above. The calculation of this liability is based in part upon an estimated redemption rate. Any difference between the Company’s estimated redemption rate and the actual redemption rate it experiences will impact the final settlement amount; however, the Company does not expect this difference to be material.
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
NOTE 5—INCOME TAXES
The Company calculates interim effective tax rates in accordance with the FASB guidance for income taxes and applies the estimated annual effective tax rate to year-to-date pretax income (or loss) at the end of each interim period to compute a year-to-date tax expense (or benefit). This guidance requires departure from effective tax rate computations when losses incurred within tax jurisdictions cannot be carried back and future profits associated with operations in those tax jurisdictions cannot be assured beyond any reasonable doubt. Accordingly, the Company has calculated and applied an expected annual effective tax rate of approximately 30% for 2015, excluding significant, unusual or extraordinary items, for ordinary income associated with operations for which the Company currently expects to have annual taxable income, which are principally outside of the United States. The Company has not recorded tax benefits associated with losses from operations for which future taxable income cannot be reasonably assured.
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

NOTE 6—EQUITY
The following table shows the reconciliation of the carrying amount of stockholders’ equity attributable to Live Nation, equity attributable to noncontrolling interests, total equity and also redeemable noncontrolling interests for the six months ended June 30, 2015:

	Live Nation Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands)			(in thousands)
Balance at December 31, 2014	$1,296,954	$186,893	$1,483,847	$168,855
Non-cash and stock-based compensation	17,562	—	17,562	—
Common stock issued under stock plans, net of shares withheld for employee taxes	(5,321)	—	(5,321)	—
Exercise of stock options	13,015	—	13,015	—
Acquisitions	—	17,069	17,069	74,911
Purchases of noncontrolling interests	(4,819)	(3,233)	(8,052)	—
Sales of noncontrolling interests	2,142	—	2,142	147
Redeemable noncontrolling interests fair value adjustments	(6,993)	—	(6,993)	6,993
Cash distributions	—	(9,178)	(9,178)	(192)
Other	—	(513)	(513)	53
Comprehensive loss:
Net loss	(43,223)	2,131	(41,092)	(5,222)
Realized loss on cash flow hedges	25	—	25	—
Change in funded status of defined benefit pension plan	113	—	113	—
Foreign currency translation adjustments	(18,059)	—	(18,059)	—
Balance at June 30, 2015	$1,251,396	$193,169	$1,444,565	$245,545

Accumulated Other Comprehensive Income (Loss)
The following table presents changes in the components of AOCI, net of taxes, for the six months ended June 30, 2015:

	Gains and Losses On Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
	(in thousands)
Balance at December 31, 2014	$(25)	$(581)	$(69,404)	$(70,010)
Other comprehensive income (loss) before reclassifications	—	113	(18,059)	(17,946)
Amount reclassified from AOCI	25	—	—	25
Net other comprehensive income (loss)	25	113	(18,059)	(17,921)
Balance at June 30, 2015	$—	$(468)	$(87,463)	$(87,931)
The realized loss on cash flow hedges reclassified from AOCI consists of one interest rate swap agreement that expired on June 30, 2015.

Earnings Per Share
The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands except share and per share data)
Net income (loss) attributable to common stockholders of Live Nation	$15,056	$22,934	$(43,223)	$(9,514)
Accretion of redeemable noncontrolling interests	(3,105)	(460)	(6,993)	(2,504)
Net income (loss) available to common stockholders of Live Nation—basic and diluted	$11,951	$22,474	$(50,216)	$(12,018)
Weighted average common shares—basic	200,767,811	198,701,762	200,463,314	198,282,044
Effect of dilutive securities:
Stock options and restricted stock	8,010,778	7,287,509	—	—
Weighted average common shares—diluted	208,778,589	205,989,271	200,463,314	198,282,044
Basic and diluted net income (loss) per common share available to common stockholders of Live Nation	$0.06	$0.11	$(0.25)	$(0.06)
Basic net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted net income (loss) per common share includes the effects of the assumed exercise of any outstanding stock options, the assumed vesting of shares of restricted stock awards and the assumed conversion of the convertible senior notes where dilutive. The following table shows securities excluded from the calculation of diluted net income (loss) per common share because such securities are anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Options to purchase shares of common stock	3,075	5,108	16,657	17,755
Restricted stock awards—unvested	242	715	1,047	1,770
Conversion shares related to the convertible senior notes	7,930	16,035	7,930	16,035
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	11,247	21,858	25,634	35,560
NOTE 7—STOCK-BASED COMPENSATION
The following is a summary of stock-based compensation expense recorded by the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Selling, general and administrative expenses	$4,028	$8,255	$8,770	$13,175
Corporate expenses	4,037	4,295	8,792	9,393
Total	$8,065	$12,550	$17,562	$22,568
In the second quarter of 2014, the Company granted an award of equity in a subsidiary to an employee that vested at issuance.
As of June 30, 2015, there was $61.2 million of total unrecognized compensation cost related to stock-based compensation arrangements for stock options, restricted stock awards and other equity awards. This cost is expected to be recognized over a weighted-average period of 2.4 years.

NOTE 8—SEGMENT DATA
The Company’s reportable segments are Concerts, Ticketing, Artist Nation and Sponsorship & Advertising. The Concerts segment involves the promotion of live music events globally in the Company’s owned or operated venues and in rented third-party venues, the production of music festivals and the operation and management of music venues. The Ticketing segment involves the management of the Company’s global ticketing operations, including providing ticketing software and services to clients, ticket resale services and online access for customers relating to ticket and event information, and is responsible for the Company’s primary websites, www.livenation.com and www.ticketmaster.com. The Artist Nation segment provides management services to artists and other services including merchandise sales. The Sponsorship & Advertising segment manages the development of strategic sponsorship programs in addition to the sale of international, national and local sponsorships and placement of advertising including signage, promotional programs, rich media offerings, including live streaming and music-related original content, and banner ads across the Company’s distribution network of venues, events and websites.
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
The following table presents the results of operations for the Company’s reportable segments for the three and six months ended June 30, 2015 and 2014:

	Concerts	Ticketing	Artist Nation	Sponsorship & Advertising	Other	Corporate	Eliminations	Consolidated
				(in thousands)
Three Months Ended June 30, 2015
Revenue	$1,268,382	$360,197	$87,835	$81,071	$791	$—	$(32,499)	$1,765,777
Direct operating expenses	1,075,507	171,045	53,806	10,717	—	—	(31,976)	1,279,099
Selling, general and administrative expenses	157,348	116,741	38,478	13,856	416	—	—	326,839
Depreciation and amortization	40,033	35,561	10,756	2,225	13	506	(523)	88,571
Loss (gain) on disposal of operating assets	(55)	(30)	—	—	—	9	—	(76)
Corporate expenses	—	—	—	—	—	26,342	—	26,342
Acquisition transaction expenses	1,341	286	1,104	—	—	26	—	2,757
Operating income (loss)	$(5,792)	$36,594	$(16,309)	$54,273	$362	$(26,883)	$—	$42,245
Intersegment revenue	$30,572	$460	$1,467	$—	$—	$—	$(32,499)	$—
Three Months Ended June 30, 2014
Revenue	$1,172,166	$371,000	$79,162	$70,903	$839	$—	$(28,285)	$1,665,785
Direct operating expenses	969,991	183,269	47,242	9,995	1,590	—	(27,391)	1,184,696
Selling, general and administrative expenses	166,890	111,882	34,029	12,244	880	—	—	325,925

	Concerts	Ticketing	Artist Nation	Sponsorship & Advertising	Other	Corporate	Eliminations	Consolidated
				(in thousands)
Depreciation and amortization	26,189	40,968	7,665	1,739	10	542	(894)	76,219
Loss (gain) on disposal of operating assets	(3,745)	(43)	1	—		—	—	(3,787)
Corporate expenses	—	—	—	—		25,717	—	25,717
Acquisition transaction expenses	456	58	(265)	—		1,080	—	1,329
Operating income (loss)	$12,385	$34,866	$(9,510)	$46,925	$(1,641)	$(27,339)	$—	$55,686
Intersegment revenue	$25,604	$187	$2,494	$—	$—	$—	$(28,285)	$—
Six Months Ended June 30, 2015
Revenue	$1,891,616	$735,827	$165,780	$133,168	$1,584	$—	$(41,886)	$2,886,089
Direct operating expenses	1,561,479	356,737	100,636	21,345	1,068	—	(40,877)	2,000,388
Selling, general and administrative expenses	308,338	229,154	75,692	26,950	1,250	—	—	641,384
Depreciation and amortization	69,214	78,857	20,791	4,213	24	1,022	(1,009)	173,112
Loss (gain) on disposal of operating assets	171	(179)	—	—	—	(29)	—	(37)
Corporate expenses	—	—	—	—	—	50,702	—	50,702
Acquisition transaction expenses	775	433	1,110	—	—	(88)	—	2,230
Operating income (loss)	$(48,361)	$70,825	$(32,449)	$80,660	$(758)	$(51,607)	$—	$18,310
Intersegment revenue	$39,311	$460	$2,115	$—	$—	$—	$(41,886)	$—
Capital expenditures	$18,880	$42,117	$868	$1,721	$(13)	$438	$—	$64,011

	Concerts	Ticketing	Artist Nation	Sponsorship & Advertising	Other	Corporate	Eliminations	Consolidated
				(in thousands)
Six Months Ended June 30, 2014
Revenue	$1,834,656	$725,461	$151,718	$116,291	$1,585	$—	$(36,610)	$2,793,101
Direct operating expenses	1,487,146	355,860	89,318	18,059	681	—	(35,217)	1,915,847
Selling, general and administrative expenses	316,806	225,902	59,822	24,165	1,635	—	—	628,330
Depreciation and amortization	54,709	86,951	15,436	1,943	20	1,141	(1,393)	158,807
Loss (gain) on disposal of operating assets	(3,235)	(117)	34	—	—	37	—	(3,281)
Corporate expenses	—	—	—	—	—	46,891	—	46,891
Acquisition transaction expenses	783	63	188	—	—	2,095	—	3,129
Operating income (loss)	$(21,553)	$56,802	$(13,080)	$72,124	$(751)	$(50,164)	$—	$43,378
Intersegment revenue	$33,034	$460	$3,116	$—	$—	$—	$(36,610)	$—
Capital expenditures	$18,306	$37,438	$943	$449	$—	$5,271	$—	$62,407

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
Special Note About Forward-Looking Statements
Certain statements contained in this quarterly report (or otherwise made by us or on our behalf from time to time in other reports, filings with the SEC, news releases, conferences, internet postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, notwithstanding that such statements are not specifically identified. Forward-looking statements include, but are not limited to, statements about our financial position, business strategy, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition, the effects of future legislation or regulations and plans and objectives of our management for future operations. We have based our forward-looking statements on our beliefs and assumptions considering the information available to us at the time the statements are made. Use of the words “may,” “should,” “continue,” “plan,” “potential,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “outlook,” “could,” “target,” “project,” “seek,” “predict,” or variations of such words and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.
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
Executive Overview
In the second quarter of 2015, our overall revenue increased by $100.0 million on a reported basis as compared to last year, or $195.7 million, a 12% increase, without the impact of changes in foreign exchange rates. The increase was largely driven by growth in our Concerts segment due to the increase in events and fans. Sponsorship & Advertising increased as well, with growth in both North America and International. Additionally, Ticketing finished ahead of second quarter last year due to the continued expansion of our resale business in North America. For the first six months, our overall revenue was up $93.0 million on a reported basis as compared to last year, or $244.8 million, a 9% increase, without the impact of changes in foreign exchange rates. All of our reported segments delivered revenue increases in the first half of the year, underscoring the continued success of our strategic initiatives and the underlying health of the live event and ticketing businesses. We believe by leveraging our leadership position in the entertainment industry to reach fans through the live concert experience, we will sell more tickets and grow our Sponsorship & Advertising revenue. As the leading global live event and ticketing company, we believe that we are well-positioned to provide the best service to artists, teams, fans and venues and therefore drive growth across all our businesses.
Our Concerts segment revenue for the quarter increased by $96.2 million on a reported basis as compared to last year, or $168.4 million, a 14% increase, without the impact of changes in foreign exchange rates. This increase was largely due to higher arena activity in North America with tours of artists including U2, Imagine Dragons, and Kevin Hart. Our festival business in North America also continues to grow with another strong year for Electric Daisy Carnival in Las Vegas and our first year with Bonnaroo, one of the largest festivals worldwide. In our International festival business, Rock Werchter occured in the second quarter (was in the third quarter last year) and was again a success in Belgium, attracting over 350,000 fans, making it one of the top five festivals in Europe. This growth was partially offset by a reduction in arena and stadium activity in our European markets. Overall, attendance at our shows increased by 7% in the second quarter of 2015 as compared to last year. Our Concerts operating results for the quarter were in line with last year except for higher amortization expense and lower gains on disposal.
For the first six months, our Concerts segment was the largest contributor to our overall revenue growth, with an increase of $57.0 million on a reported basis as compared to last year, or $163.5 million, a 9% increase, without the impact of changes in foreign exchange rates. As in the second quarter, this higher revenue was largely due to an increase in the number of arena shows in North America as well as a 77% growth in attendance in our festivals globally for the second quarter. In the first half of the year, in addition to the acts mentioned above, artists including Maroon 5 and Ariana Grande drove our arena attendance up by 35%. This growth more than offset a decline in arena and stadium activity in Europe. Year-to-date, there has been a 3% increase in the overall number of fans attending our shows as compared to 2014. Operating results for the first six months of the year were impacted by reduced touring activity in Europe along with investments in our festival business. We will continue to look for expansion opportunities, both domestically and internationally, as well as ways to market our events more effectively, in order to continue to expand our fan base and geographic reach and to sell more tickets and advertising.
Our Ticketing segment revenue for the second quarter decreased by $10.8 million on a reported basis as compared to last year, but increased by $6.9 million, or 2%, without the impact of changes in foreign exchange rates. This increase was largely due to a 38% growth of gross transaction value, or GTV, in our resale ticketing business globally, which includes higher activity from Europe and the launch of resale in Australia. The success of our integrated resale and primary offering continues with GTV in both sports and concerts increasing in the second quarter. While ticket sales in our primary business were essentially flat to last year at 37 million tickets, this is largely due to the timing of on-sales for major concert events. Operating results for the quarter increased over last year, largely as a result of our growing resale ticketing business and reduced costs per ticket on our primary tickets.
For the first six months, Ticketing revenue is up $10.4 million on a reported basis as compared to last year, or $44.9 million, a 6% increase, without the impact of changes in foreign exchange rates. This growth was driven by both our expanding resale business as well as higher primary ticket sales. In our primary business, we have sold 75 million tickets worldwide for the first six months, a 1% increase over last year. Ticketing operating results year-to-date are up due to stronger results in our resale ticketing business, higher primary ticket sales in North America and lower amortization while we continued to invest in technology and new innovations, on both our primary and resale platforms. Mobile, in particular, continues to be an area of focus for us. We have accelerated our mobile app releases, which has resulted in the number of active app users globally increasing year-over-year. For the first six months, 21% of our total tickets were sold via mobile and tablet devices, a 21% increase over last year. We will continue to implement new features to drive further expansion of mobile ticket transactions and invest in initiatives aimed at improving the ticket search, purchase and transfer process. As a result, we expect to attract more ticket buyers and enhance the overall fan and venue client experience.
Our Artist Nation segment revenue for the second quarter increased $8.7 million on a reported basis as compared to last year, or $10.2 million, a 13% increase, without the impact of changes in foreign exchange rates. This increase resulted from higher management commissions although operating results declined largely due to investments in additional service lines which also increased compensation costs. For the first six months of the year, Artist Nation revenue was up $14.1 million on a reported basis as compared to last year, or $17.3 million, an 11% increase, without the impact of changes in foreign exchange rates, again driven by higher management commissions. On a year-to-date basis, Artist Nation’s operating results were down due to higher costs as noted for the second quarter. Our Artist Nation segment is focused on managing its existing clients as well as developing new relationships with top artists and extending the various services it provides.
Our Sponsorship & Advertising segment revenue for the quarter was up $10.2 million on a reported basis as compared to last year, or $14.5 million, a 20% increase, without the impact of changes in foreign exchange rates. Higher revenue resulted from new clients, growth in our online business and increased festival sponsorships, which also grew our operating income. For the first six months, Sponsorship & Advertising revenue was up $16.9 million on a reported basis as compared to last year, or $24.5 million, a 21% increase, without the impact of changes in foreign exchange rates. Our focus on building and expanding our ad network is driving results by increasing our monthly unique visitors to our network, now at 65 million. This higher revenue overall delivered a 12% increase in operating income on a reported basis for Sponsorship & Advertising for the first six months of 2015. We believe that our extensive on-site and online reach, global venue distribution network, artist relationships and ticketing operations are the key to securing long-term sponsorship agreements with major brands, and we plan to expand these assets while extending further into new markets internationally.
We continue to be optimistic about the long-term potential of our company and are focused on the key elements of our business model - expand our concert platform, drive conversion of ticket sales through social and mobile channels, sell more tickets for our Ticketmaster clients, deliver fans a fully integrated offering of primary and secondary tickets together, grow our sponsorship and online revenue, drive cost efficiencies and continue to align our artist management group with our other core businesses.
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
Ticketing
The Ticketing segment is primarily an agency business that sells tickets for events on behalf of our clients and retains a service charge for these services. We sell tickets through websites, mobile apps, ticket outlets and telephone call centers. Our ticketing sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon scheduling by our clients. We also offer ticket resale services, sometimes referred to as secondary ticketing, primarily through our integrated inventory platform, along with other platforms internationally. Our Ticketing segment also manages our online activities including enhancements to our websites and bundled product offerings. Through our websites, we sell tickets to our own events as well as tickets for our clients and provide event information. Revenue related to ticketing service charges is recognized when the ticket is sold except for our own events where we control ticketing and then the revenue is deferred and recognized as the event occurs.
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
Sponsorship & Advertising
Our Sponsorship & Advertising segment employs a sales force that creates and maintains relationships with sponsors through a combination of strategic, international, national and local opportunities that allow businesses to reach customers through our concerts, venue, artist relationship and ticketing assets, including advertising on our websites. We drive increased advertising scale to further monetize our concerts platform through rich media offerings including live streaming and music-related original content. We work with our corporate clients to help create marketing programs that drive their business goals and connect their brands directly with fans and artists. We also develop, book and produce custom events or programs for our clients’ specific brands which are typically experienced exclusively by the clients’ consumers. These custom events can involve live music events with talent and media, using both online and traditional outlets. We typically experience higher revenue in the second and third quarters, as a large portion of sponsorships are associated with shows at our outdoor amphitheaters and festivals which primarily occur from May through September.
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

Consolidated Results of Operations

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2015	2014		2015	2014
	(in thousands)			(in thousands)
Revenue	$1,765,777	$1,665,785	6%	$2,886,089	$2,793,101	3%
Operating expenses:
Direct operating expenses	1,279,099	1,184,696	8%	2,000,388	1,915,847	4%
Selling, general and administrative expenses	326,839	325,925	*	641,384	628,330	2%
Depreciation and amortization	88,571	76,219	16%	173,112	158,807	9%
Gain on disposal of operating assets	(76)	(3,787)	*	(37)	(3,281)	*
Corporate expenses	26,342	25,717	2%	50,702	46,891	8%
Acquisition transaction expenses	2,757	1,329	*	2,230	3,129	*
Operating income	42,245	55,686	(24)%	18,310	43,378	(58)%
Operating margin	2.4%	3.3%		0.6%	1.6%
Interest expense	25,650	27,590		51,013	52,082
Interest income	(394)	(1,146)		(1,959)	(1,812)
Equity in losses (earnings) of nonconsolidated affiliates	367	(960)		(2,613)	(3,766)
Other expense (income), net	(8,500)	(330)		12,528	(1,506)
Income (loss) before income taxes	25,122	30,532		(40,659)	(1,620)
Income tax expense	4,910	4,710		5,655	2,655
Net income (loss)	20,212	25,822		(46,314)	(4,275)
Net income (loss) attributable to noncontrolling interests	5,156	2,888		(3,091)	5,239
Net income (loss) attributable to common stockholders of Live Nation	$15,056	$22,934		$(43,223)	$(9,514)
_________

*	Percentages are not meaningful.

Key Operating Metrics

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Concerts (1)
Estimated events:
North America	4,332	4,019	7,733	7,266
International	1,798	1,639	3,428	3,198
Total estimated events	6,130	5,658	11,161	10,464
Estimated fans (rounded):
North America	10,743,000	9,185,000	16,183,000	14,885,000
International	4,737,000	5,221,000	7,880,000	8,518,000
Total estimated fans	15,480,000	14,406,000	24,063,000	23,403,000
Ticketing (2)
Number of tickets sold (in thousands)	36,602	36,910	74,522	73,563
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

(2)
The number of tickets sold includes primary tickets only. This metric includes tickets sold during the period regardless of event timing except for our promoted events in our owned or operated venues and in certain European territories where these tickets are reported as the events occur. The total number of tickets sold reported for the three months ended June 30, 2015 and 2014 excludes approximately 61 million and 61 million, respectively, and for the six months ended June 30, 2015 and 2014 excludes approximately 133 million and 134 million, respectively, of tickets sold using our Ticketmaster systems, through season seat packages and our venue clients’ box offices, for which we do not receive a fee.

Revenue
Our revenue increased $100.0 million, or 6%, during the three months ended June 30, 2015 as compared to the same period of the prior year. The overall increase in revenue was primarily due to an increase in our Concerts segment of $96.2 million. Excluding the decrease of approximately $95.7 million related to the impact of changes in foreign exchange rates, revenue increased $195.7 million, or 12%.
Our revenue increased $93.0 million, or 3%, during the six months ended June 30, 2015 as compared to the same period of the prior year. The overall increase in revenue was due to increases in our Concerts, Ticketing, Artist Nation and Sponsorship & Advertising segments of $57.0 million, $10.4 million, $14.1 million and $16.9 million, respectively. Excluding the decrease of approximately $151.8 million related to the impact of changes in foreign exchange rates, revenue increased $244.8 million, or 9%.
More detailed explanations of these changes along with the impact of changes in foreign exchange rates, if significant, are included in the applicable segment discussions below.
Direct operating expenses
Our direct operating expenses increased $94.4 million, or 8%, during the three months ended June 30, 2015 as compared to the same period of the prior year. The overall increase in direct operating expenses was primarily due to an increase in our Concerts segment of $105.5 million, partially offset by a decrease in our Ticketing segment of $12.2 million. Excluding the decrease of approximately $70.3 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $164.7 million, or 14%.
Our direct operating expenses increased $84.5 million, or 4%, during the six months ended June 30, 2015 as compared to the same period of the prior year. The overall increase in direct operating expenses was primarily due to increases in our Concerts and Artist Nation segments of $74.3 million and $11.3 million, respectively. Excluding the decrease of approximately $108.0 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $192.5 million, or 10%.
Direct operating expenses include artist fees, event production costs, ticketing client royalties, show-related marketing and advertising expenses, along with other costs.
More detailed explanations of these changes along with the impact of changes in foreign exchange rates, if significant, are included in the applicable segment discussions below.
Selling, general and administrative expenses
Our selling, general and administrative expenses increased $0.9 million during the three months ended June 30, 2015 as compared to the same period of the prior year. The overall increase in selling, general and administrative expenses was primarily due to increases in our Ticketing and Artist Nation segments of $4.9 million and $4.4 million, respectively, partially offset by a decrease in our Concerts segment of $9.5 million. Excluding the decrease of approximately $15.9 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $16.8 million, or 5%.
Our selling, general and administrative expenses increased $13.1 million, or 2%, during the six months ended June 30, 2015 as compared to the same period of the prior year. The overall increase in selling, general and administrative expenses was primarily due to an increase in our Artist Nation segment of $15.9 million. Excluding the decrease of approximately $30.1 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $43.2 million, or 7%.
More detailed explanations of these changes along with the impact of changes in foreign exchange rates, if significant, are included in the applicable segment discussions below.
Depreciation and amortization
Our depreciation and amortization increased $12.4 million, or 16%, during the three months ended June 30, 2015 as compared to the same period of the prior year. The overall increase in depreciation and amortization was primarily due to an increase in our Concerts segment of $13.8 million. Excluding the decrease of approximately $3.2 million related to the impact of changes in foreign exchange rates, depreciation and amortization increased $15.6 million, or 20%.
Our depreciation and amortization increased $14.3 million, or 9%, during the six months ended June 30, 2015 as compared to the same period of the prior year. The overall increase in depreciation and amortization was primarily due to an increase in our Concerts segment of $14.5 million. Excluding the decrease of $5.9 million related to the impact of changes in foreign exchange rates, depreciation and amortization increased $20.2 million, or 13%.

Corporate expenses
Corporate expenses increased $3.8 million, or 8%, during the six months ended June 30, 2015 as compared to the same period of the prior year primarily due to higher compensation costs driven by higher headcount and annual salary increases.
Other expense (income), net
Other expense (income), net was income of $8.5 million and expense of $12.5 million for the three and six months ended June 30, 2015, respectively, and includes the impact of net foreign exchange rate gains of $0.3 million and net foreign exchange rate losses of $20.5 million, respectively, primarily from revaluation of certain foreign currency denominated net assets or liabilities held internationally. The three- and six-month periods include gains of $10.0 million recorded in connection with the consolidation of a festival promotion business and a ticketing company that were previously accounted for as equity investments.
Other expense (income), net was income of $0.3 million and $1.5 million for the three and six months ended June 30, 2014, respectively, and includes the impact of net foreign exchange rate gains of $0.5 million and net foreign exchange rate losses of $2.3 million, respectively.
Net income (loss) attributable to noncontrolling interests
Net income (loss) attributable to noncontrolling interests decreased $8.3 million to a loss of $3.1 million for the six months ended June 30, 2015 as compared to income of $5.2 million for the same period of the prior year primarily due to lower operating results from certain concert and festival promotion businesses.
Concerts Results of Operations
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2015	2014		2015	2014
	(in thousands)			(in thousands)
Revenue	$1,268,382	$1,172,166	8%	$1,891,616	$1,834,656	3%
Direct operating expenses	1,075,507	969,991	11%	1,561,479	1,487,146	5%
Selling, general and administrative expenses	157,348	166,890	(6)%	308,338	316,806	(3)%
Depreciation and amortization	40,033	26,189	53%	69,214	54,709	27%
Gain (loss) on disposal of operating assets	(55)	(3,745)	*	171	(3,235)	*
Acquisition transaction expenses	1,341	456	*	775	783	*
Operating income (loss)	$(5,792)	$12,385	*	$(48,361)	$(21,553)	*
Operating margin	(0.5)%	1.1%		(2.6)%	(1.2)%
Adjusted operating income **	$37,285	$37,143	*	$25,637	$34,506	(26)%
_______

*	Percentages are not meaningful.
**	AOI is defined and reconciled to operating income (loss) below.
Three Months
Concerts revenue increased $96.2 million, or 8%, during the three months ended June 30, 2015 as compared to the same period of the prior year. Excluding the decrease of $72.2 million related to the impact of changes in foreign exchange rates, revenue increased $168.4 million, or 14%, primarily due to more arena shows along with higher average attendance and ticket prices in North America, higher festival activity primarily driven by the timing of certain festivals, and incremental revenue of $71.8 million from the acquisitions of various festival and concert promotion businesses. These increases were partially offset by fewer shows along with lower average attendance in our international stadiums and North America amphitheaters.
Concerts direct operating expenses increased $105.5 million, or 11%, during the three months ended June 30, 2015 as compared to the same period of the prior year. Excluding the decrease of $61.1 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $166.6 million, or 17%, primarily due to the overall increase in arena shows and festival activity and incremental direct operating expenses of $63.5 million from the acquisitions discussed above.
Concerts selling, general and administrative expenses decreased $9.5 million, or 6%, during the three months ended June 30, 2015 as compared to the same period of the prior year. Excluding the decrease of $8.2 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses decreased $1.3 million, or 1%.
Concerts depreciation and amortization increased $13.8 million, or 53%, during the three months ended June 30, 2015 as compared to the same period of the prior year. Excluding the decrease of $1.4 million related to the impact of the changes in foreign exchange rates, depreciation and amortization increased $15.2 million, or 58%, primarily due to the acceleration of depreciation and amortization associated with a change in the estimated useful lives of certain intangible assets and leasehold improvements along with incremental depreciation and amortization of $5.3 million from the acquisitions discussed above.
Concerts gain on disposal of operating assets of $3.7 million for the three months ended June 30, 2014 consisted primarily of a final insurance recovery for storm damage to an amphitheater in New York.
The increased operating loss for Concerts for the three months ended June 30, 2015 was primarily driven by the increased amortization and lower gain on disposal of operating assets.
Six Months
Concerts revenue increased $57.0 million, or 3%, during the six months ended June 30, 2015 as compared to the same period of the prior year. Excluding the decrease of $106.5 million related to the impact of changes in foreign exchange rates, revenue increased $163.5 million, or 9%, primarily due to more arena shows and higher ticket prices in North America, increased festival activity primarily due to the timing of certain festivals, and incremental revenue of $78.6 million from the acquisitions of various festival and concert promotion businesses. These increases were partially offset by fewer shows and lower average attendance in our international stadiums and North America amphitheaters.
Concerts direct operating expenses increased $74.3 million, or 5%, during the six months ended June 30, 2015 as compared to the same period of the prior year. Excluding the decrease of $88.8 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $163.1 million, or 11%, primarily due to the increased arena shows and festival activity, incremental direct operating expenses of $68.8 million from the acquisitions discussed above and other artist-related costs.
Concerts selling, general and administrative expenses decreased $8.5 million, or 3%, during the six months ended June 30, 2015 as compared to the same period of the prior year. Excluding the decrease of $15.7 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $7.2 million, or 2%, primarily due to incremental selling, general and administrative expenses of $10.0 million from the acquisitions discussed above.
Concerts depreciation and amortization increased $14.5 million, or 27%, during the six months ended June 30, 2015 as compared to the same period of the prior year. Excluding the decrease of $2.6 million related to the impact of the changes in foreign exchange rates, depreciation and amortization increased $17.1 million, or 31%, primarily due to incremental depreciation and amortization of $8.2 million from the acquisitions discussed above along with acceleration of expense driven by a change in estimated lives on certain assets.
Concerts gain on disposal of operating assets of $3.2 million for the six months ended June 30, 2014 consisted primarily of a final insurance recovery for storm damage to an amphitheater in New York.
The increased operating loss for Concerts for the six months ended June 30, 2015 was primarily driven by a slight decline in event-related results driven by event timing, higher depreciation and amortization, and lower gain on sale in 2015.

Ticketing Results of Operations
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2015	2014		2015	2014
	(in thousands)			(in thousands)
Revenue	$360,197	$371,000	(3)%	$735,827	$725,461	1%
Direct operating expenses	171,045	183,269	(7)%	356,737	355,860	*
Selling, general and administrative expenses	116,741	111,882	4%	229,154	225,902	1%
Depreciation and amortization	35,561	40,968	(13)%	78,857	86,951	(9)%
Gain on disposal of operating assets	(30)	(43)	*	(179)	(117)	*
Acquisition transaction expenses	286	58	*	433	63	*
Operating income	$36,594	$34,866	5%	$70,825	$56,802	25%
Operating margin	10.2%	9.4%		9.6%	7.8%
Adjusted operating income **	$73,215	$76,554	(4)%	$151,603	$146,571	3%
_______

*	Percentages are not meaningful.
**	AOI is defined and reconciled to operating income (loss) below.
Three Months
Ticketing revenue decreased $10.8 million, or 3%, during the three months ended June 30, 2015 as compared to the same period of the prior year. Excluding the decrease of $17.7 million related to the impact of changes in foreign exchange rates, revenue increased $6.9 million, or 2%, primarily due to higher North America resale ticket fees driven by higher concert and professional sports ticket sales as a result of the continuing success of our integrated resale and primary offering. These increases were partially offset by lower North America primary ticket volumes and fees due to the timing shift into the first quarter in 2015 of our clients’ event on-sales.
Ticketing direct operating expenses decreased $12.2 million, or 7%, during the three months ended June 30, 2015 as compared to the same period of the prior year. Excluding the decrease of $8.1 million related to the impact of changes in foreign exchange rates, direct operating expenses decreased $4.1 million, or 2%, primarily due to the lower North America primary ticket volume in the quarter along with lower costs per fee-bearing ticket, partially offset by higher costs associated with the increased resale ticket sales discussed above.
Ticketing selling, general and administrative expenses increased $4.9 million, or 4%, during the three months ended June 30, 2015 as compared to the same period of the prior year. Excluding the decrease of $6.7 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $11.6 million, or 10%, primarily due to higher compensation costs associated with annual salary increases and higher headcount.
Ticketing depreciation and amortization decreased $5.4 million, or 13%, during the three months ended June 30, 2015 as compared to the same period of the prior year. Excluding the decrease of $1.5 million related to the impact of changes in foreign exchange rates, depreciation and amortization decreased $3.9 million, or 10%, primarily due to lower amortization associated with certain technology intangible assets that were fully amortized by the fourth quarter of 2014.
The increase in Ticketing operating income for the three months ended June 30, 2015 was primarily due to the improved North America resale results.
Six Months
Ticketing revenue increased $10.4 million, or 1%, during the six months ended June 30, 2015 as compared to the same period of the prior year. Excluding the decrease of $34.5 million related to the impact of changes in foreign exchange rates, revenue increased $44.9 million, or 6%, primarily due to higher resale ticket fees and increased primary ticket volume driven by higher concert ticket sales.
Ticketing direct operating expenses increased $0.9 million during the six months ended June 30, 2015 as compared to the same period of the prior year. Excluding the decrease of $16.3 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $17.2 million, or 5%, primarily due to higher royalties associated with the increased sales discussed above.
Ticketing selling, general and administrative expenses increased $3.3 million, or 1%, during the six months ended June 30, 2015 as compared to the same period of the prior year. Excluding the decrease of $12.6 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $15.9 million, or 7%, primarily due to higher consulting and compensation costs associated with annual salary increases and higher headcount.
Ticketing depreciation and amortization decreased $8.1 million, or 9%, during the six months ended June 30, 2015 as compared to the same period of the prior year. Excluding the decrease of $2.8 million related to the impact of changes in foreign exchange rates, depreciation and amortization decreased $5.3 million, or 6%, primarily due to lower amortization associated with certain technology intangible assets that were fully amortized by the fourth quarter of 2014.
The increase in Ticketing operating income for the six months ended June 30, 2015 was primarily due to higher North America primary and resale activity along with lower depreciation and amortization, partially offset by the impact of changes in foreign exchange rates.
Artist Nation Results of Operations
Our Artist Nation segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2015	2014		2015	2014
	(in thousands)			(in thousands)
Revenue	$87,835	$79,162	11%	$165,780	$151,718	9%
Direct operating expenses	53,806	47,242	14%	100,636	89,318	13%
Selling, general and administrative expenses	38,478	34,029	13%	75,692	59,822	27%
Depreciation and amortization	10,756	7,665	40%	20,791	15,436	35%
Loss on disposal of operating assets	—	1	*	—	34	*
Acquisition transaction expenses	1,104	(265)	*	1,110	188	*
Operating loss	$(16,309)	$(9,510)	(71)%	$(32,449)	$(13,080)	*
Operating margin	(18.6)%	(12.0)%		(19.6)%	(8.6)%
Adjusted operating income (loss)**	$(3,223)	$3,218	*	$(7,990)	$8,362	*

_______

*	Percentages are not meaningful.
**	AOI is defined and reconciled to operating income (loss) below.
Three Months
Artist Nation revenue increased $8.7 million, or 11%, during the three months ended June 30, 2015 as compared to the same period of the prior year. Excluding the decrease of $1.5 million related to the impact of changes in foreign exchange rates, revenue increased $10.2 million, or 13%, primarily due to higher management commissions and special event revenue along with incremental revenue of $6.2 million resulting from the acquisition or prospective consolidation of several artist management businesses.
Artist Nation direct operating expenses increased $6.6 million, or 14%, during the three months ended June 30, 2015 as compared to the same period of the prior year primarily due to investments in additional service lines.
Artist Nation selling, general and administrative expenses increased $4.4 million, or 13%, primarily due to increased compensation costs driven by the expansion of service lines in the artist management business and incremental selling, general and administrative expenses of $3.9 million from the acquisitions and prospective consolidation discussed above.
Artist Nation depreciation and amortization increased $3.1 million, or 40%, for the three months ended June 30, 2015 as compared to the same period of the prior year primarily due to incremental depreciation and amortization from the acquisitions and prospective consolidation discussed above.

The increased operating loss for Artist Nation was primarily due to special event results, higher depreciation and amortization associated with the acquisitions and prospective consolidation along with higher compensation costs in the artist management business.
Six Months
Artist Nation revenue increased $14.1 million, or 9%, during the six months ended June 30, 2015 as compared to the same period of the prior year. Excluding the decrease of $3.2 million related to the impact of changes in foreign exchange rates, revenue increased $17.3 million, or 11%, primarily due to higher management commissions, special event revenue and incremental revenue of $10.6 million resulting from the acquisition or prospective consolidation of several artist management businesses. These increases were partially offset by reduced tour merchandise sales.
Artist Nation direct operating expenses increased $11.3 million, or 13%, during the six months ended June 30, 2015 as compared to the same period of the prior year. Excluding the decrease of $2.0 million related to the impact of foreign exchange rates, direct operating expenses increased $13.3 million, or 15%, primarily due to higher costs associated with investments in additional service lines, partially offset by lower costs associated with the reduced tour merchandise sales.
Artist Nation selling, general and administrative expenses increased $15.9 million, or 27%, during the six months ended June 30, 2015 as compared to the same period of the prior year. Excluding the decrease of $1.1 million related to the impact of foreign exchange rates, selling, general and administrative expenses increased $17.0 million, or 28%, primarily due to higher compensation expense in the management business driven by the service line expansion along with incremental expenses of $7.9 million resulting from the acquisitions and prospective consolidation discussed above.
Artist Nation depreciation and amortization increased $5.4 million, or 35%, during the six months ended June 30, 2015 as compared to the same period of the prior year primarily due to higher amortization associated with the acquisitions and prospective consolidation discussed above.
The increased operating loss for Artist Nation for the six months ended June 30, 2015 was primarily driven by special event results, increased depreciation and amortization associated with the acquisitions and prospective consolidation, and higher compensation expense in the management business.

Sponsorship & Advertising Results of Operations
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2015	2014		2015	2014
	(in thousands)			(in thousands)
Revenue	$81,071	$70,903	14%	$133,168	$116,291	15%
Direct operating expenses	10,717	9,995	7%	21,345	18,059	18%
Selling, general and administrative expenses	13,856	12,244	13%	26,950	24,165	12%
Depreciation and amortization	2,225	1,739	28%	4,213	1,943	*
Operating income	$54,273	$46,925	16%	$80,660	$72,124	12%
Operating margin	66.9%	66.2%		60.6%	62.0%
Adjusted operating income **	$56,900	$49,029	16%	$85,742	$74,784	15%
_______

*	Percentages are not meaningful.
**	AOI is defined and reconciled to operating income (loss) below.
Three Months
Sponsorship & Advertising revenue increased $10.2 million, or 14%, during the three months ended June 30, 2015 as compared to the same period of the prior year. Excluding the decrease of $4.3 million related to the impact of changes in foreign exchange rates, revenue increased $14.5 million, or 20%, primarily due to incremental revenue of $6.1 million from the acquisitions of various festival businesses, higher online advertising and increased international festival sponsorships partially due to the timing of certain festivals.
The increase in Sponsorship & Advertising operating income for the three months ended June 30, 2015 was primarily driven by the higher online advertising activity and festival sponsorships and the acquisitions of various festival businesses, partially offset by the impact of changes in foreign exchange rates.
Six Months
Sponsorship & Advertising revenue increased $16.9 million, or 15%, during the six months ended June 30, 2015 as compared to the same period of the prior year. Excluding the decrease of $7.6 million related to the impact of changes in foreign exchange rates, revenue increased $24.5 million, or 21%, primarily due to higher online advertising activity, incremental revenue of $7.6 million primarily from the acquisitions of various festival businesses and increased international festival sponsorships partially driven by the timing of certain festivals.
Sponsorship & Advertising direct operating expenses increased $3.3 million, or 18%, during the six months ended June 30, 2015 as compared to the same period of the prior year primarily due to incremental direct operating expenses of $2.4 million from the acquisitions discussed above and higher fulfillment costs on certain advertising programs.
The increase in Sponsorship & Advertising operating income for the six months ended June 30, 2015 was primarily driven by higher online advertising activity, increased international festival sponsorships and the acquisitions discussed above, partially offset by the impact of changes in foreign exchange rates.
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
The following table sets forth the reconciliation of adjusted operating income (loss) to operating income (loss):

	Adjusted operating income (loss)	Non-cash and stock- based compensation expense	Loss (gain) on disposal of operating assets	Depreciation and amortization	Acquisition expenses	Operating income (loss)
			(in thousands)
Three Months Ended June 30, 2015
Concerts	$37,285	$1,758	$(55)	$40,033	$1,341	$(5,792)
Ticketing	73,215	642	(30)	35,561	448	36,594
Artist Nation	(3,223)	1,226	—	10,756	1,104	(16,309)
Sponsorship & Advertising	56,900	402	—	2,225	—	54,273
Other and Eliminations	(148)	—	—	(510)	—	362
Corporate	(22,305)	4,037	9	506	26	(26,883)
Total	$141,724	$8,065	$(76)	$88,571	$2,919	$42,245
Three Months Ended June 30, 2014
Concerts	$37,143	$1,858	$(3,745)	$26,189	$456	$12,385
Ticketing	76,554	705	(43)	40,968	58	34,866
Artist Nation	3,218	5,327	1	7,665	(265)	(9,510)
Sponsorship & Advertising	49,029	365	—	1,739	—	46,925
Other and Eliminations	(2,525)	—	—	(884)	—	(1,641)
Corporate	(21,422)	4,295	—	542	1,080	(27,339)
Total	$141,997	$12,550	$(3,787)	$76,219	$1,329	$55,686
Six Months Ended June 30, 2015
Concerts	$25,637	$3,838	$171	$69,214	$775	$(48,361)
Ticketing	151,603	1,505	(179)	78,857	595	70,825
Artist Nation	(7,990)	2,558	—	20,791	1,110	(32,449)
Sponsorship & Advertising	85,742	869	—	4,213	—	80,660
Other and Eliminations	(1,743)	—	—	(985)	—	(758)
Corporate	(41,910)	8,792	(29)	1,022	(88)	(51,607)
Total	$211,339	$17,562	$(37)	$173,112	$2,392	$18,310
Six Months Ended June 30, 2014
Concerts	$34,506	$3,802	$(3,235)	$54,709	$783	$(21,553)
Ticketing	146,571	2,872	(117)	86,951	63	56,802
Artist Nation	8,362	5,784	34	15,436	188	(13,080)
Sponsorship & Advertising	74,784	717	—	1,943	—	72,124
Other and Eliminations	(2,124)	—	—	(1,373)	—	(751)
Corporate	(37,498)	9,393	37	1,141	2,095	(50,164)
Total	$224,601	$22,568	$(3,281)	$158,807	$3,129	$43,378

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
Our balance sheet reflects cash and cash equivalents of $1.5 billion at June 30, 2015 and $1.4 billion at December 31, 2014. Included in the June 30, 2015 and December 31, 2014 cash and cash equivalents balances are $618.3 million and $533.8 million, respectively, of cash received that includes the face value of tickets sold on behalf of ticketing clients and their share of service charges that we refer to as client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to clients on a regular basis. Our foreign subsidiaries held approximately $543.7 million in cash and cash equivalents, excluding client cash, at June 30, 2015. We generally do not intend to repatriate these funds, but if we did, we would need to accrue and pay United States federal and state income taxes on any future repatriations, net of applicable foreign tax credits. We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is 90 days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects total debt of $2.0 billion at each of June 30, 2015 and December 31, 2014. Our weighted-average cost of debt, excluding unamortized debt discounts and debt issuance costs and including the debt premium on our term loans and notes, was 4.3% at June 30, 2015.
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
We view our available cash as cash and cash equivalents, less ticketing-related client cash, less event-related deferred revenue, less accrued expenses due to artists and cash collected on behalf of others, plus event-related prepaid expenses. This is essentially our cash available to, among other things, repay debt balances, make acquisitions and finance capital expenditures.
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

Sources of Cash
Senior Secured Credit Facility
At June 30, 2015, our senior secured credit facility consists of (i) a $115 million term loan A, (ii) a $950 million term loan B and (iii) a $335 million revolving credit facility. In addition, subject to certain conditions, we have the right to increase such facilities by at least $450 million or a greater amount so long as the senior secured leverage ratio calculated on a pro-forma basis (as defined in the credit agreement) is no greater than 3.25x. The revolving credit facility provides for borrowings up to the amount of the facility with sublimits of up to (i) $150 million to be available for the issuance of letters of credit, (ii) $50 million to be available for swingline loans, (iii) $150 million to be available for borrowings in Euros or British Pounds and (iv) $50 million to be available for borrowings in one or more other approved currencies. The senior secured credit facility is secured by (i) a first priority lien on substantially all of our tangible and intangible personal property of the domestic subsidiaries that are guarantors and (ii) a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of our direct and indirect domestic subsidiaries and 65% of each class of capital stock of any first-tier foreign subsidiaries.
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
During the six months ended June 30, 2015, we made principal payments totaling $10.5 million on these term loans. At June 30, 2015, the outstanding balances on these term loans, excluding discounts and debt issuance costs, were $1.0 billion. There were no borrowings under the revolving credit facility as of June 30, 2015. Based on our letters of credit of $85.0 million, $250.0 million was available for future borrowings as of that same date.
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
The indentures governing our 7% senior notes and 5.375% senior notes contain covenants that limit, among other things, our ability and the ability of our restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make certain distributions, investments and other restricted payments, sell certain assets, agree to any restrictions on the ability of restricted subsidiaries to make payments to us, merge, consolidate or sell all of our assets, create certain liens, and engage in transactions with affiliates on terms that are not on an arms-length basis. Certain covenants, including those pertaining to incurrence of indebtedness, restricted payments, asset sales, mergers, and transactions with affiliates will be suspended during any period in which the notes are rated investment grade by both rating agencies and no default or event of default under the indenture has occurred and is continuing. The 7% senior notes and the 5.375% senior notes contain two incurrence-based financial covenants, as defined, requiring a minimum fixed charge coverage ratio of 2.0x and a maximum secured indebtedness leverage ratio of 3.25x for the 7% senior notes and 3.50x for the 5.375% senior notes.
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
As of June 30, 2015, we believe we were in compliance with all of our debt covenants. We expect to remain in compliance with all of our debt covenants throughout 2015.
Uses of Cash
Acquisitions
When we make acquisitions, the acquired entity may have cash at the time of acquisition. All amounts discussed in this section are presented net of any cash acquired. During the six months ended June 30, 2015, we used $69.2 million of cash primarily for the acquisitions of controlling interests in two festival promoters located in the United States and Sweden in our Concerts segment and the acquisition of a ticketing business located in the United States in our Ticketing segment. During the six months ended June 30, 2014, we used $24.5 million of cash primarily for two acquisitions of artist management businesses located in the United States in our Artist Nation segment.
Capital Expenditures
Venue and ticketing operations are capital intensive businesses, requiring continual investment in our existing venues and ticketing systems in order to address fan, client and artist expectations, technological industry advances and various federal, state and/or local regulations.
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
Our capital expenditures, including accruals but excluding expenditures funded by outside parties such as landlords or replacements funded by insurance companies, consisted of the following:

	Six Months Ended June 30,
	2015	2014 (1)
	(in thousands)
Maintenance capital expenditures	$32,328	$23,751
Revenue generating capital expenditures	31,270	37,136
Total capital expenditures	$63,598	$60,887
___________
(1) Approximately $8.6 million of expenditures in 2014 have been reclassified between categories from amounts previously reported. The total capital expenditures are unchanged.

Maintenance capital expenditures during the first six months of 2015 increased from the same period of the prior year primarily associated with technology enhancements.
Revenue generating capital expenditures during the first six months of 2015 decreased from the same period of the prior year primarily due to reduced expenditures related to the re-platforming of our ticketing system and development of our integrated resale and primary product.
We currently expect capital expenditures to be approximately $150 million for the full year 2015.

Cash Flows

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Cash provided by (used in):
Operating activities	$357,154	$340,306
Investing activities	$(163,941)	$(95,481)
Financing activities	$(27,040)	$484,199
Operating Activities
Cash provided by operating activities was $357.2 million for the six months ended June 30, 2015, compared to $340.3 million for the same period of the prior year. The $16.8 million increase in cash provided by operating activities resulted primarily from net changes in the event-related operating accounts which vary depending on the timing of ticket sales along with the size and number of future events. During the first six months of 2015, we received more cash for future events which increased deferred revenue, partially offset by higher payments for event-related expenses as compared to the same period of the prior year.
Investing Activities
Cash used in investing activities was $163.9 million for the six months ended June 30, 2015, compared to $95.5 million for the same period of the prior year. The $68.5 million increase in cash used in investing activities is primarily due to higher acquisition activity, increased loans and higher investments in nonconsolidated affiliates as compared to the same period of the prior year. See “—Uses of Cash” above for further discussion.
Financing Activities
Cash used in financing activities was $27.0 million for the six months ended June 30, 2015, compared to cash provided by financing activities of $484.2 million for the same period of the prior year. The $511.2 million increase in cash used in financing activities is primarily a result of proceeds received in 2014 from the issuance of the 5.375% senior notes and 2.5% convertible senior notes.
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
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. As a result, our reported financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported operating income of $30.7 million for the six months ended June 30, 2015. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the six months ended June 30, 2015 by $3.1 million. As of June 30, 2015, our primary foreign exchange exposure included the Euro, British Pound, Australian Dollar and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities. In addition, the reported carrying value of our assets and liabilities, including the total cash and cash equivalents held by our foreign operations, will also be affected by changes in foreign currency exchange rates.
During the six months ended June 30, 2015, the United States dollar strengthened overall against the currencies of most countries in which we operate, which had an unfavorable impact on operating income of $7.6 million from the translation of these foreign earnings into United States dollars.  During the six months ended June 30, 2015, the foreign exchange rates for the Euro, British Pound, Australian Dollar and Canadian Dollar declined 18%, 9%, 14% and 11%, respectively, against the United States dollar as compared to the same period of the prior year.
We primarily use forward currency contracts in addition to options to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. We also may enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At June 30, 2015, we had forward currency contracts and options outstanding with a notional amount of $116.6 million.
Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $2.1 billion of total debt, excluding discounts, debt issuance costs and premium, outstanding as of June 30, 2015. Of the total amount, taking into consideration existing interest rate hedges, we had $1.0 billion of fixed-rate debt and $1.1 billion of floating-rate debt.
Based on the amount of our floating-rate debt as of June 30, 2015, each 25-basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $2.7 million when the floor rate is not applicable. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of June 30, 2015 with no subsequent change in rates for the remainder of the period.
We have two interest rate swap agreements with a $20.5 million aggregate notional amount at June 30, 2015, that effectively convert a portion of our floating-rate debt to a fixed-rate basis. Both agreements expire in December 2015. These interest rate swap agreements have not been designated as hedging instruments. Therefore, any change in fair value is recorded in earnings during the period of change.
Ratio of Earnings to Fixed Charges
The ratio of earnings to fixed charges is as follows:

Six Months Ended June 30,		Year Ended December 31,
2015	2014	2014	2013	2012	2011
*	*	*	*	*	*

*
For the six months ended June 30, 2015 and 2014, fixed charges exceeded earnings before income taxes and fixed charges by $43.3 million and $5.4 million, respectively. For the years ended December 31, 2014, 2013, 2012 and 2011, fixed charges exceeded earnings before income taxes and fixed charges by $104.0 million, $6.0 million, $142.1 million and $104.4 million, respectively.

The ratio of earnings to fixed charges was computed on a total company basis. Earnings represent income before income taxes less equity in undistributed net income (loss) of nonconsolidated affiliates plus fixed charges. Fixed charges represent interest, amortization of debt discount, debt issuance costs and premium and the estimated interest portion of rental charges. Rental charges exclude variable rent expense for events in third-party venues.
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

Recently Issued Pronouncements
In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. The new standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual and interim periods beginning after December 15, 2016, and early adoption of the standard is not permitted. The guidance should be applied retrospectively, either to each prior period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB affirmed its proposal to defer the effective date of the new revenue recognition standard by one year. The FASB also affirmed its proposal to allow early adoption of the standard, but not before the original effective date. Assuming final guidance is issued deferring the effective date, we will adopt this standard on January 1, 2018, and we are currently assessing which implementation method we will apply and the impact its adoption will have on our financial position and results of operations.
In April 2015, the FASB amended its guidance on internal-use software providing guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments to this guidance are effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted. The guidance should be applied either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. We will adopt this standard on January 1, 2016, and we are currently assessing which implementation method we will apply and the impact its adoption will have on our financial position and results of operations.
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
There have been no changes to our critical accounting policies during the six months ended June 30, 2015.
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
Based on their evaluation as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 2015.

LIVE NATION ENTERTAINMENT, INC.

By:	/s/ Brian Capo
Brian Capo
Chief Accounting Officer (Duly Authorized Officer)

EXHIBIT INDEX

	Exhibit Description	Incorporated by Reference				Filed Here with
Exhibit No.		Form	File No.	Exhibit No.	Filing Date
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Live Nation Entertainment, Inc.	8-K	001-32601	3.1	6/7/2013
3.2	Fifth Amended and Restated Bylaws of Live Nation Entertainment, Inc.	8-K	001-32601	3.2	6/7/2013
10.1	Live Nation Entertainment, Inc. 2006 Annual Incentive Plan, as amended and restated as of March 19, 2015	8-K	001-32601	10.1	6/11/2015
10.2	Live Nation Entertainment, Inc. 2005 Stock Incentive Plan, as amended and restated as of March 19, 2015	8-K	001-32601	10.2	6/11/2015
31.1	Certification of Chief Executive Officer					X
31.2	Certification of Chief Financial Officer					X
32.1	Section 1350 Certification of Chief Executive Officer					X
32.2	Section 1350 Certification of Chief Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document					X