Form 10-Q
period 2015-09-30
Live Nation Entertainment, Inc.
filed 2015-10-29
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
Form 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On October 22, 2015, there were 202,350,355 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 857,075 shares of unvested restricted stock awards and excluding 408,024 shares held in treasury.

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

See Notes to Consolidated Financial Statements

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2015	December 31, 2014
		(as adjusted)
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$1,061,383	$1,382,029
Accounts receivable, less allowance of $20,452 and $17,489, respectively	631,344	419,301
Prepaid expenses	555,391	440,272
Other current assets	48,477	26,089
Total current assets	2,296,595	2,267,691
Property, plant and equipment
Land, buildings and improvements	830,518	808,116
Computer equipment and capitalized software	442,124	454,925
Furniture and other equipment	234,112	209,624
Construction in progress	97,954	78,111
	1,604,708	1,550,776
Less accumulated depreciation	885,185	855,439
	719,523	695,337
Intangible assets
Definite-lived intangible assets, net	772,496	682,713
Indefinite-lived intangible assets	369,398	369,480
Goodwill	1,629,510	1,479,037
Other long-term assets	477,832	474,103
Total assets	$6,265,354	$5,968,361
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$660,716	$658,108
Accounts payable	88,216	74,151
Accrued expenses	785,861	675,880
Deferred revenue	521,648	543,122
Current portion of long-term debt, net	42,131	47,443
Other current liabilities	33,192	12,035
Total current liabilities	2,131,764	2,010,739
Long-term debt, net	1,993,963	1,995,957
Long-term deferred income taxes	208,758	196,759
Other long-term liabilities	135,972	112,204
Commitments and contingent liabilities
Redeemable noncontrolling interests	247,104	168,855
Stockholders’ equity
Common stock	2,019	2,004
Additional paid-in capital	2,427,295	2,414,428
Accumulated deficit	(996,777)	(1,042,603)
Cost of shares held in treasury	(6,865)	(6,865)
Accumulated other comprehensive loss	(94,234)	(70,010)
Total Live Nation stockholders’ equity	1,331,438	1,296,954
Noncontrolling interests	216,355	186,893
Total equity	1,547,793	1,483,847
Total liabilities and equity	$6,265,354	$5,968,361

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands except share and per share data)
Revenue	$2,622,917	$2,502,008	$5,509,006	$5,295,109
Operating expenses:
Direct operating expenses	1,974,322	1,876,519	3,974,710	3,792,366
Selling, general and administrative expenses	361,975	349,676	1,003,359	978,006
Depreciation and amortization	99,054	97,925	272,166	256,732
Loss (gain) on disposal of operating assets	625	(1,696)	588	(4,977)
Corporate expenses	29,988	26,647	80,690	73,538
Acquisition transaction expenses	3,443	2,333	5,673	5,462
Operating income	153,510	150,604	171,820	193,982
Interest expense	25,844	28,346	76,857	80,428
Interest income	(460)	(864)	(2,419)	(2,676)
Equity in losses (earnings) of nonconsolidated affiliates	2,040	(2,155)	(573)	(5,921)
Other expense, net	8,127	12,587	20,655	11,081
Income before income taxes	117,959	112,690	77,300	111,070
Income tax expense (benefit)	13,577	(3,137)	19,232	(482)
Net income	104,382	115,827	58,068	111,552
Net income attributable to noncontrolling interests	15,333	10,664	12,242	15,903
Net income attributable to common stockholders of Live Nation	$89,049	$105,163	$45,826	$95,649

Basic net income per common share available to common stockholders of Live Nation	$0.39	$0.52	$0.14	$0.46
Diluted net income per common share available to common stockholders of Live Nation	$0.38	$0.49	$0.14	$0.45

Weighted average common shares outstanding:
Basic	201,392,591	199,261,810	200,776,477	198,612,221
Diluted	208,738,780	221,581,583	208,493,651	206,233,574

Net income attributable to common stockholders of Live Nation	$89,049	$105,163	$45,826	$95,649
Accretion of redeemable noncontrolling interests	(10,118)	(1,198)	(17,111)	(3,702)
Net income available to common stockholders of Live Nation—basic	78,931	103,965	28,715	91,947
Convertible debt interest, net of tax	—	4,813	—	—
Net income available to common stockholders of Live Nation—diluted	$78,931	$108,778	$28,715	$91,947

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Net income	$104,382	$115,827	$58,068	$111,552
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on cash flow hedges	—	6	—	(2)
Realized loss on cash flow hedges	—	15	25	48
Change in funded status of defined benefit pension plan	(107)	—	6	30
Foreign currency translation adjustments	(6,196)	(54,426)	(24,255)	(35,283)
Comprehensive income	98,079	61,422	33,844	76,345
Comprehensive income attributable to noncontrolling interests	15,333	10,664	12,242	15,903
Comprehensive income attributable to common stockholders of Live Nation	$82,746	$50,758	$21,602	$60,442

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$58,068	$111,552
Reconciling items:
Depreciation	97,845	93,140
Amortization	174,321	163,592
Deferred income tax benefit	(7,181)	(21,463)
Amortization of debt issuance costs, discounts and premium, net	7,974	13,375
Non-cash compensation expense	25,594	31,531
Loss (gain) on disposal of operating assets	588	(4,977)
Equity in losses of nonconsolidated affiliates, net of distributions	6,040	1,382
Other, net	(5,340)	(1,001)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(232,106)	(193,705)
Increase in prepaid expenses	(158,344)	(194,229)
Increase in other assets	(56,665)	(36,524)
Increase in accounts payable, accrued expenses and other liabilities	113,160	107,271
Decrease in deferred revenue	(46,530)	(76,473)
Net cash used in operating activities	(22,576)	(6,529)
CASH FLOWS FROM INVESTING ACTIVITIES
Advances and collections of notes receivable, net	(22,827)	(7,475)
Investments made in nonconsolidated affiliates	(17,130)	(11,324)
Purchases of property, plant and equipment	(97,506)	(98,248)
Cash paid for acquisitions, net of cash acquired	(87,371)	(48,527)
Other, net	(2,290)	(1,421)
Net cash used in investing activities	(227,124)	(166,995)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	9,949	515,258
Payments on long-term debt	(22,910)	(245,014)
Contributions from noncontrolling interests	255	81
Distributions to noncontrolling interests	(13,834)	(23,964)
Purchases and sales of noncontrolling interests, net	(9,491)	(3,528)
Proceeds from exercise of stock options	14,685	14,142
Payments for deferred and contingent consideration	(4,450)	(5,722)
Net cash provided by (used in) financing activities	(25,796)	251,253
Effect of exchange rate changes on cash and cash equivalents	(45,150)	(18,613)
Net increase (decrease) in cash and cash equivalents	(320,646)	59,116
Cash and cash equivalents at beginning of period	1,382,029	1,299,184
Cash and cash equivalents at end of period	$1,061,383	$1,358,300

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
Seasonality
Due to the seasonal nature of shows at outdoor amphitheaters and festivals, which primarily occur from May through October, the Concerts and Sponsorship & Advertising segments experience higher revenue during the second and third quarters. The Artist Nation segment’s revenue is impacted, to a large degree, by the touring schedules of artists it represents and generally experiences higher revenue during the second and third quarters as the period from May through October tends to be a popular time for touring events. The Ticketing segment’s revenue is impacted by fluctuations in the availability of events for sale to the public, which vary depending upon scheduling by its clients. The Company’s seasonality also results in higher balances in cash and cash equivalents, accounts receivable, prepaid expenses, accrued expenses and deferred revenue at different times in the year. Therefore, the results to date are not necessarily indicative of the results expected for the full year.
Cash and Cash Equivalents
Included in the September 30, 2015 and December 31, 2014 cash and cash equivalents balance is $547.3 million and $533.8 million, respectively, of cash received that includes the face value of tickets sold on behalf of ticketing clients and their share of service charges, which amounts are to be remitted to the clients.
Acquisitions
During the first nine months of 2015, the Company completed several acquisitions that were accounted for as business combinations under the acquisition method of accounting and were not significant either on an individual basis or in the aggregate.
During the first nine months of 2015, the Company recorded gains of $11.3 million as a component of other expense, net in connection with the consolidation of a festival promotion business, a ticketing company and an artist management business that were previously accounted for as equity investments.
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
In September 2015, the FASB issued guidance that eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The guidance should be applied prospectively to adjustments to provisional amounts that occur after the effective date. This guidance is effective for annual periods beginning after December 15, 2015 and interim periods within that year. Early adoption is permitted and the Company adopted this guidance effective July 1, 2015. The adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.
Recently Issued Pronouncements
In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. The new standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual periods beginning after December 15, 2017 and interim periods within that year. Early adoption of the standard is only permitted for annual periods beginning after December 31, 2016 and interim periods within that year. The guidance should be applied retrospectively, either to each prior period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative-effect adjustment as of the date of adoption. The Company will adopt this standard on January 1, 2018, and is currently assessing which implementation method it will apply and the impact its adoption will have on its financial position and results of operations.
In February 2015, the FASB issued amendments to the consolidation guidance that make changes to the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance is effective for annual periods beginning after December 15, 2015 and interim periods within that year, and early adoption is permitted. The guidance should be applied either using a modified retrospective approach or retrospectively. The Company expects to adopt this standard in the fourth quarter of 2015, and does not expect there to be an impact from the adoption on its financial position and results of operations.
In April 2015, the FASB amended its guidance on internal-use software providing guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments to this guidance are effective for annual periods beginning after December 15, 2015 and interim periods within that year, and early adoption is permitted. The guidance should be applied either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The Company will adopt this standard on January 1, 2016, and will apply it prospectively. The Company is currently assessing the impact its adoption will have on its financial position and results of operations.
NOTE 2—LONG-LIVED ASSETS
Definite-lived Intangible Assets
The Company has definite-lived intangible assets which are amortized over the shorter of either the lives of the respective agreements or the period of time the assets are expected to contribute to the Company’s future cash flows. The amortization is recognized on either a straight-line or expected cash flows basis.

The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the nine months ended September 30, 2015:

	Revenue- generating contracts	Client / vendor relationships	Non-compete agreements	Venue management and leaseholds	Technology	Trademarks and naming rights	Other	Total
	(in thousands)
Balance as of December 31, 2014:
Gross carrying amount	$635,127	$355,992	$123,552	$83,322	$15,330	$24,266	$3,581	$1,241,170
Accumulated amortization	(272,071)	(123,195)	(98,512)	(50,490)	(4,246)	(8,701)	(1,242)	(558,457)
Net	363,056	232,797	25,040	32,832	11,084	15,565	2,339	682,713
Gross carrying amount:
Acquisitions— current year	100,534	38,313	—	13,195	15,450	48,273	—	215,765
Acquisitions— prior year	(4,566)	2,934	8,900	—	11	—	—	7,279
Foreign exchange	(10,740)	(9,150)	—	(2,005)	(849)	(394)	—	(23,138)
Other (1)	(16,473)	(2,655)	—	(16,563)	—	—	—	(35,691)
Net change	68,755	29,442	8,900	(5,373)	14,612	47,879	—	164,215
Accumulated amortization:
Amortization	(53,226)	(39,696)	(10,582)	(7,832)	(3,196)	(3,577)	(292)	(118,401)
Foreign exchange	4,487	2,488	—	1,066	5	220	—	8,266
Other (1)	16,473	2,655	—	16,563	—	12	—	35,703
Net change	(32,266)	(34,553)	(10,582)	9,797	(3,191)	(3,345)	(292)	(74,432)
Balance as of September 30, 2015:
Gross carrying amount	703,882	385,434	132,452	77,949	29,942	72,145	3,581	1,405,385
Accumulated amortization	(304,337)	(157,748)	(109,094)	(40,693)	(7,437)	(12,046)	(1,534)	(632,889)
Net	$399,545	$227,686	$23,358	$37,256	$22,505	$60,099	$2,047	$772,496
_________

(1)	Other includes net downs of fully amortized or impaired assets.
Included in the current year acquisitions amount above of $215.8 million are intangibles primarily associated with the acquisitions of controlling interests in two festival promoters and two artist management businesses and the acquisition of a ticketing business previously accounted for under the equity method, all located in the United States.
The 2015 additions to definite-lived intangible assets from acquisitions have weighted-average lives as follows:

Weighted- Average Life (years)

Revenue-generating contracts	9
Client/vendor relationships	7
Venue management and leaseholds	7
Technology	5
Trademarks and naming rights	10
All categories	8
Amortization of definite-lived intangible assets for the three months ended September 30, 2015 and 2014 was $42.3 million and $39.7 million, respectively, and for the nine months ended September 30, 2015 and 2014 was $118.4 million and $107.6 million, respectively. Amortization related to nonrecoupable ticketing contract advances for the three months ended September 30, 2015 and 2014 was $22.4 million and $21.1 million, respectively, and for the nine months ended September 30, 2015 and 2014 was $55.2 million and $50.1 million, respectively.
The following table presents the Company’s estimate of future amortization expense for the remainder of 2015 through 2019 for definite-lived intangible assets that exist at September 30, 2015:

(in thousands)
October 1 - December 31, 2015	$40,968
2016	$149,292
2017	$131,870
2018	$110,812
2019	$96,569
As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization may vary. Therefore, the expense to date is not necessarily indicative of the expense expected for the full year.

Goodwill
The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the nine months ended September 30, 2015:

	Concerts	Ticketing	Artist Nation	Sponsorship & Advertising	Total
	(in thousands)
Balance as of December 31, 2014:
Goodwill	$577,891	$657,631	$345,513	$302,865	$1,883,900
Accumulated impairment losses	(386,915)	—	(17,948)	—	(404,863)
Net	190,976	657,631	327,565	302,865	1,479,037

Acquisitions—current year	74,384	83,946	15,251	25,631	199,212
Acquisitions—prior year	(25,022)	8,365	(3,551)	(9,776)	(29,984)
Foreign exchange	(5,768)	(6,751)	(679)	(5,557)	(18,755)

Balance as of September 30, 2015:
Goodwill	621,485	743,191	356,534	313,163	2,034,373
Accumulated impairment losses	(386,915)	—	(17,948)	—	(404,863)
Net	$234,570	$743,191	$338,586	$313,163	$1,629,510
Included in the current year acquisitions amount above of $199.2 million is goodwill primarily associated with the acquisitions of controlling interests in two festival promoters and the remaining interest in a ticketing business, all located in the United States. One of the festival businesses and the ticketing business were previously accounted for under the equity method.
Included in the prior year acquisitions amount above is a decrease of $30.0 million of goodwill primarily associated with the acquisition of a controlling interest in a festival and concert promoter located in the United States.
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

NOTE 3—FAIR VALUE MEASUREMENTS
The following table shows the fair value of the Company’s significant financial assets that are required to be measured at fair value on a recurring basis, which are classified on the balance sheets as cash and cash equivalents:

	Fair Value Measurements at September 30, 2015	Fair Value Measurements at December 31, 2014
	Level 1	Level 1
	(in thousands)
Assets:
Cash equivalents	$30,087	$111
The Company has cash equivalents which consist of money market funds. Fair values for cash equivalents are based on quoted prices in an active market which are considered to be Level 1 inputs as defined in the FASB guidance.
The Company’s outstanding debt held by third-party financial institutions is carried at cost, adjusted for any premium, discounts or debt issuance costs. The Company’s debt is not publicly traded and the carrying amounts typically approximate fair value for debt that accrues interest at a variable rate, which are considered to be Level 2 inputs as defined in the FASB guidance. The estimated fair values of the Company’s 7% senior notes, 5.375% senior notes and 2.5% convertible senior notes were $439.9 million, $248.5 million and $286.4 million, respectively, at September 30, 2015. The estimated fair values of the 7% senior notes, 5.375% senior notes and 2.5% convertible senior notes were $451.3 million, $250.3 million and $296.3 million, respectively, at December 31, 2014. The estimated fair value of the Company’s third-party fixed-rate debt is based on quoted market prices in active markets for the same or similar debt, which are considered to be Level 2 inputs. The Company had fixed-rate debt held by noncontrolling interest partners with a face value of $31.9 million and $30.0 million at September 30, 2015 and December 31, 2014, respectively. The Company is unable to determine the fair value of this debt.
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
In December 2010, the parties entered into a binding agreement providing for the settlement of the litigation and the resolution of all claims therein. In September 2011, the Court declined to approve the settlement in its then-current form. Litigation continued, and later that same month, the Court granted in part and denied in part Ticketmaster’s Motion for

Summary Judgment. The parties reached a new settlement in September 2011, which was preliminarily approved, but in September 2012 the Court declined to grant final approval. In June 2013, the parties reached a revised settlement, which was preliminarily approved by the Court in April 2014. In February 2015, the Court granted the parties’ motion for final approval of the settlement. Several objectors to the settlement appealed the Court’s final approval ruling. Those appeals have been consolidated and will be briefed in 2016. Ticketmaster and its parent, Live Nation, have not acknowledged any violations of law or liability in connection with the matter.
As of September 30, 2015, the Company had accrued $34.9 million, its best estimate of the probable costs associated with the settlement referred to above. The calculation of this liability is based in part upon an estimated redemption rate. Any difference between the Company’s estimated redemption rate and the actual redemption rate it experiences will impact the final settlement amount; however, the Company does not expect this difference to be material.
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
NOTE 5—INCOME TAXES
The Company calculates interim effective tax rates in accordance with the FASB guidance for income taxes and applies the estimated annual effective tax rate to year-to-date pretax income (or loss) at the end of each interim period to compute a year-to-date tax expense (or benefit). This guidance requires departure from effective tax rate computations when losses incurred within tax jurisdictions cannot be carried back and future profits associated with operations in those tax jurisdictions cannot be assured beyond any reasonable doubt. Accordingly, the Company has calculated and applied an expected annual effective tax rate of approximately 33% for 2015, excluding significant, unusual or extraordinary items, for ordinary income associated with operations for which the Company currently expects to have annual taxable income, which are principally outside of the United States. The Company has not recorded tax benefits associated with losses from operations for which future taxable income cannot be reasonably assured.
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

NOTE 6—EQUITY
The following table shows the reconciliation of the carrying amount of stockholders’ equity attributable to Live Nation, equity attributable to noncontrolling interests, total equity and also redeemable noncontrolling interests for the nine months ended September 30, 2015:

	Live Nation Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands)			(in thousands)
Balance at December 31, 2014	$1,296,954	$186,893	$1,483,847	$168,855
Non-cash compensation expense	25,594	—	25,594	—
Common stock issued under stock plans, net of shares withheld for employee taxes	(7,652)	—	(7,652)	—
Exercise of stock options	14,685	—	14,685	—
Acquisitions	—	31,311	31,311	65,774
Purchases of noncontrolling interests	(4,818)	(2,981)	(7,799)	—
Sales of noncontrolling interests	2,184	—	2,184	147
Redeemable noncontrolling interests fair value adjustments	(17,111)	—	(17,111)	17,111
Cash distributions	—	(12,199)	(12,199)	(1,635)
Other	—	(2,113)	(2,113)	54
Comprehensive loss:
Net income (loss)	45,826	15,444	61,270	(3,202)
Realized loss on cash flow hedges	25	—	25	—
Change in funded status of defined benefit pension plan	6	—	6	—
Foreign currency translation adjustments	(24,255)	—	(24,255)	—
Balance at September 30, 2015	$1,331,438	$216,355	$1,547,793	$247,104

Accumulated Other Comprehensive Loss
The following table presents changes in the components of AOCI, net of taxes, for the nine months ended September 30, 2015:

	Gains and Losses On Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
	(in thousands)
Balance at December 31, 2014	$(25)	$(581)	$(69,404)	$(70,010)
Other comprehensive income (loss) before reclassifications	—	6	(24,255)	(24,249)
Amount reclassified from AOCI	25	—	—	25
Net other comprehensive income (loss)	25	6	(24,255)	(24,224)
Balance at September 30, 2015	$—	$(575)	$(93,659)	$(94,234)
The realized loss on cash flow hedges reclassified from AOCI consists of one interest rate swap agreement that expired on June 30, 2015.

Earnings Per Share
The following table sets forth the computation of weighted average common shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Weighted average common shares—basic	201,392,591	199,261,810	200,776,477	198,612,221
Effect of dilutive securities:
Stock options and restricted stock	7,346,189	7,340,484	7,717,174	7,621,353
Convertible senior notes	—	14,979,289	—	—
Weighted average common shares—diluted	208,738,780	221,581,583	208,493,651	206,233,574
Basic net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted net income (loss) per common share includes the effects of the assumed exercise of any outstanding stock options, the assumed vesting of shares of restricted stock awards and the assumed conversion of the convertible senior notes, where dilutive. The following table shows securities excluded from the calculation of diluted net income (loss) per common share because such securities are anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Options to purchase shares of common stock	3,177	5,116	3,153	5,243
Restricted stock awards—unvested	165	313	165	344
Conversion shares related to the convertible senior notes	7,930	—	7,930	7,930
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	11,272	5,429	11,248	13,517
NOTE 7—STOCK-BASED COMPENSATION
The following is a summary of stock-based compensation expense recorded by the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Selling, general and administrative expenses	$3,884	$4,818	$12,654	$17,993
Corporate expenses	4,148	4,145	12,940	13,538
Total	$8,032	$8,963	$25,594	$31,531
In the second quarter of 2014, the Company granted an award of equity in a subsidiary to an employee that vested at issuance.
As of September 30, 2015, there was $53.2 million of total unrecognized compensation cost related to stock-based compensation arrangements for stock options, restricted stock awards and other equity awards. This cost is expected to be recognized over a weighted-average period of 2.3 years.

NOTE 8—SEGMENT DATA
The Company’s reportable segments are Concerts, Ticketing, Artist Nation and Sponsorship & Advertising. The Concerts segment involves the promotion of live music events globally in the Company’s owned or operated venues and in rented third-party venues, the production of music festivals, the operation and management of music venues and the creation of associated content. The Ticketing segment involves the management of the Company’s global ticketing operations, including providing ticketing software and services to clients, ticket resale services and online access for customers relating to ticket and event information, and is responsible for the Company’s primary websites, www.livenation.com and www.ticketmaster.com. The Artist Nation segment provides management services to artists and other services including merchandise sales. The Sponsorship & Advertising segment manages the development of strategic sponsorship programs in addition to the sale of international, national and local sponsorships and placement of advertising including signage, promotional programs, rich media offerings, including advertising associated with live streaming and music-related original content, and banner ads across the Company’s distribution network of venues, events and websites.
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

The following table presents the results of operations for the Company’s reportable segments for the three and nine months ended September 30, 2015 and 2014:

	Concerts	Ticketing	Artist Nation	Sponsorship & Advertising	Other	Corporate	Eliminations	Consolidated
				(in thousands)
Three Months Ended September 30, 2015
Revenue	$1,991,909	$426,177	$136,675	$126,576	$793	$—	$(59,213)	$2,622,917
Direct operating expenses	1,722,880	210,022	83,171	16,978	—	—	(58,729)	1,974,322
Selling, general and administrative expenses	185,729	119,842	41,814	14,190	400	—	—	361,975
Depreciation and amortization	36,075	46,533	13,152	2,525	12	1,241	(484)	99,054
Loss (gain) on disposal of operating assets	250	188	187	—	—	—	—	625
Corporate expenses	—	—	—	—	—	29,988	—	29,988
Acquisition transaction expenses	2,334	587	324	—	—	198	—	3,443
Operating income (loss)	$44,641	$49,005	$(1,973)	$92,883	$381	$(31,427)	$—	$153,510
Intersegment revenue	$52,522	$690	$6,001	$—	$—	$—	$(59,213)	$—
Three Months Ended September 30, 2014
Revenue	$1,925,462	$386,131	$130,935	$114,614	$792	$—	$(55,926)	$2,502,008
Direct operating expenses	1,658,028	187,548	75,642	13,534	(2,473)	—	(55,760)	1,876,519
Selling, general and administrative expenses	186,415	113,483	35,400	13,098	1,280	—	—	349,676
Depreciation and amortization	30,155	55,521	10,498	1,264	11	642	(166)	97,925
Loss (gain) on disposal of operating assets	(112)	(1,584)	—	—	—	—	—	(1,696)
Corporate expenses	—	—	—	—	—	26,647	—	26,647
Acquisition transaction expenses	1,109	695	247	—	—	282	—	2,333
Operating income (loss)	$49,867	$30,468	$9,148	$86,718	$1,974	$(27,571)	$—	$150,604
Intersegment revenue	$48,737	$690	$6,499	$—	$—	$—	$(55,926)	$—
Nine Months Ended September 30, 2015
Revenue	$3,883,525	$1,162,004	$302,455	$259,744	$2,377	$—	$(101,099)	$5,509,006

	Concerts	Ticketing	Artist Nation	Sponsorship & Advertising	Other	Corporate	Eliminations	Consolidated
				(in thousands)
Direct operating expenses	3,284,359	566,759	183,807	38,323	1,068	—	(99,606)	3,974,710
Selling, general and administrative expenses	494,067	348,996	117,506	41,140	1,650	—	—	1,003,359
Depreciation and amortization	105,289	125,390	33,943	6,738	36	2,263	(1,493)	272,166
Loss (gain) on disposal of operating assets	421	9	187	—	—	(29)	—	588
Corporate expenses	—	—	—	—	—	80,690	—	80,690
Acquisition transaction expenses	3,109	1,020	1,434	—	—	110	—	5,673
Operating income (loss)	$(3,720)	$119,830	$(34,422)	$173,543	$(377)	$(83,034)	$—	$171,820
Intersegment revenue	$91,834	$1,150	$8,115	$—	$—	$—	$(101,099)	$—
Capital expenditures	$27,055	$60,413	$1,538	$4,138	$(13)	$1,715	$—	$94,846
Nine Months Ended September 30, 2014
Revenue	$3,760,118	$1,111,592	$282,653	$230,905	$2,377	$—	$(92,536)	$5,295,109
Direct operating expenses	3,145,174	543,408	164,960	31,593	(1,792)	—	(90,977)	3,792,366
Selling, general and administrative expenses	503,221	339,385	95,222	37,263	2,915	—	—	978,006
Depreciation and amortization	84,864	142,472	25,934	3,207	31	1,783	(1,559)	256,732
Loss (gain) on disposal of operating assets	(3,347)	(1,701)	34	—	—	37	—	(4,977)
Corporate expenses	—	—	—	—	—	73,538	—	73,538
Acquisition transaction expenses	1,892	758	435	—	—	2,377	—	5,462
Operating income (loss)	$28,314	$87,270	$(3,932)	$158,842	$1,223	$(77,735)	$—	$193,982
Intersegment revenue	$81,771	$1,150	$9,615	$—	$—	$—	$(92,536)	$—
Capital expenditures	$24,647	$59,791	$1,503	$579	$6	$5,464	$—	$91,990

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
Executive Overview
In the third quarter of 2015, our overall revenue increased by $120.9 million on a reported basis as compared to last year, or by $253.3 million, a 10% increase, without the impact of changes in foreign exchange rates. The increase was largely driven by growth in our Concerts segment due to an increase in the number of events and fans. Ticketing increased as well, with growth in concert and sporting event sales globally as well as the continued expansion of our resale business. Additionally, Sponsorship & Advertising finished ahead of the third quarter last year due to growth in sales for our festivals as well as new partnerships in Australia and Asia. For the first nine months, our overall revenue was up $213.9 million on a reported basis as compared to last year, or by $498.1 million, a 9% increase, without the impact of changes in foreign exchange rates. All of our reported segments delivered revenue increases in the first nine months of the year, underscoring the continued success of our strategic initiatives and the underlying health of the live event and ticketing businesses. We believe that by leveraging our leadership position in the entertainment industry to reach fans through the live concert experience, we will sell more tickets and grow our Sponsorship & Advertising revenue. As the leading global live event and ticketing company, we believe that we are well-positioned to provide the best service to artists, teams, fans and venues and therefore drive growth across all our businesses.
Our Concerts segment revenue for the quarter increased by $66.4 million on a reported basis as compared to last year, or by $168.9 million, a 9% increase, without the impact of changes in foreign exchange rates. This increase was partially due to the Lollapalooza festival in Chicago which drew 330,000 fans, as well as an increase in arena and amphitheater activity in North America. Artists including U2, Madonna, and Kevin Hart helped drive arena attendance up by 30% globally. Over 10 million fans attended our amphitheater shows in the quarter, an increase of more than 1 million fans compared to last year. Kid Rock, Luke Bryan and 5 Seconds of Summer played to sold out audiences over our busy summer season. In our international business, the shift of Belgium’s Rock Werchter festival from the third quarter last year to the second quarter of this year was partially offset by growth in our Asian markets, driven by higher touring activity including the popular Korean act, BIGBANG. Overall, our global attendance grew by 10%. Our Concerts segment operating results for the quarter improved over last year largely due to several successful arena tours as well as the expansion of our festival footprint in both North America and internationally.

For the first nine months, our Concerts segment was the largest contributor to our overall revenue growth, with an increase of $123.4 million on a reported basis as compared to last year, or of $332.4 million, a 9% increase, without the impact of changes in foreign exchange rates. The higher revenue was partially due to 160 additional arena shows in North America which brought 1.8 million additional fans to our shows so far this year. Some of the artists driving this increase included Kevin Hart, U2, Maroon 5 and Ariana Grande. In addition, the ongoing expansion of our festival portfolio in North America drove a 69% growth in attendance for festival events in the region with such well-known brands as Lollapalooza and Bonnaroo joining our roster. Globally, we have added over 1 million festival fans, an increase of 24% which has also contributed to our revenue growth this year. We continue to see great success in our European festivals such as Rock Werchter and Reading, as well as electronic events including Electric Daisy Carnival and Cream. This growth more than offset a decline in stadium activity in both North America and Europe which is a function of the mix of artists touring in the year. While our festival and promotions business, particularly in North America, have outpaced last year’s strong results, our operating income for the first nine months of the year was impacted by acceleration of depreciation and amortization associated with a change in the estimated useful lives of certain intangible assets and leasehold improvements. We will continue to look for expansion opportunities, both domestically and internationally, as well as ways to market our events more effectively, in order to continue to expand our fan base and geographic reach and to sell more tickets and advertising.
Our Ticketing segment revenue for the third quarter increased by $40.0 million on a reported basis as compared to last year, or by $60.3 million, a 16% increase, without the impact of changes in foreign exchange rates. This increase was largely due to a nearly 12% global growth in primary ticket sales in the quarter, driven by increased sales for concert and sporting events. Our resale business also grew during the quarter in North America, Europe and Australia, with gross transaction value, or GTV, improving by 22% year-over-year. Operating results for the quarter increased over last year, largely as a result of strong primary ticket sales as well as our growing resale ticketing business.
For the first nine months, Ticketing revenue was up $50.4 million on a reported basis as compared to last year, or by $105.2 million, a 9% increase, without the impact of changes in foreign exchange rates. This growth was driven by both our expanding resale business as well as higher primary ticket sales. Secondary GTV has grown by 40% in the first nine months of the year, which includes a doubling of our international GTV. In our primary business, we have sold 115 million tickets worldwide for the first nine months, a 5% increase over last year. Ticketing operating results for the first nine months are up due to stronger results in our resale ticketing business, higher primary ticket sales largely in North America and lower amortization while we continued to invest in both our primary and resale platforms. Mobile continues to be an area of focus and innovation for us and, for the first nine months, 21% of our total tickets were sold via mobile and tablet devices, and our total mobile ticket sales increased by 23% year-over-year. We will continue to implement new features to drive further expansion of mobile ticket transactions and invest in initiatives aimed at improving the ticket search, purchase and transfer process. As a result, we expect to attract more ticket buyers and enhance the overall fan and venue client experience.
Our Artist Nation segment revenue for the third quarter increased by $5.7 million on a reported basis as compared to last year, or by $7.7 million, a 6% increase, without the impact of changes in foreign exchange rates driven by higher management commissions. For the first nine months of the year, Artist Nation revenue was up $19.8 million on a reported basis as compared to last year, or up $25.0 million, a 9% increase, without the impact of changes in foreign exchange rates, again driven by higher management commissions. For the quarter and the first nine months, Artist Nation’s operating results were down largely due to investments in additional service lines which increased compensation costs. Our Artist Nation segment is focused on managing its existing clients as well as developing new relationships with top artists and extending the various services it provides.
Our Sponsorship & Advertising segment revenue for the quarter was up $12.0 million on a reported basis as compared to last year, or up $19.6 million, a 17% increase, without the impact of changes in foreign exchange rates. Higher revenue resulted from new clients, increased festival sponsorships, and expansion of our business in Australia and Asia, all of which also increased our operating income. For the first nine months, Sponsorship & Advertising revenue was up $28.8 million on a reported basis as compared to last year, or up $44.0 million, a 19% increase, without the impact of changes in foreign exchange rates. Our growth has been driven by the expansion of our festival footprint and engaging new sponsor clients with both our existing events and new brands added to our festival family. Our focus on building our advertising network is driving growth in online advertising by increasing our monthly unique visitors, now at 65 million. Our higher revenue has overall delivered a 9% increase in operating income on a reported basis for Sponsorship & Advertising for the first nine months of 2015. We believe that our extensive on-site and online reach, global venue distribution network, artist relationships, ticketing operations and live entertainment content are the key to securing long-term sponsorship agreements with major brands, and we plan to expand these assets while extending further into new markets internationally.
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
Segment Overview
Our reportable segments are Concerts, Ticketing, Artist Nation and Sponsorship & Advertising.
Concerts
Our Concerts segment principally involves the global promotion of live music events in our owned or operated venues and in rented third-party venues, the operation and management of music venues, the production of music festivals across the world and the creation of associated content. While our Concerts segment operates year-round, we experience higher revenue during the second and third quarters due to the seasonal nature of shows at our outdoor amphitheaters and festivals, which primarily occur from May through October. Revenue and related costs for events are generally deferred and recognized when the event occurs. All advertising costs incurred during the year for shows in future years are expensed at the end of the year.
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
Ticketing
The Ticketing segment is primarily an agency business that sells tickets for events on behalf of our clients and retains a service charge for these services. We sell tickets through websites, mobile apps, ticket outlets and telephone call centers. Our ticketing sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon scheduling by our clients. We also offer ticket resale services, sometimes referred to as secondary ticketing, primarily through our integrated inventory platform, league/team platforms and other platforms internationally. Our Ticketing segment also manages our online activities including enhancements to our websites and bundled product offerings. Through our websites, we sell tickets to our own events as well as tickets for our clients and provide event information. Revenue related to ticketing service charges is recognized when the ticket is sold except for our own events where our concert promoters control ticketing and then the revenue is deferred and recognized as the event occurs.
To judge the health of our Ticketing segment, we primarily review the gross transaction value and the number of tickets sold through our primary and secondary ticketing operations, the number of clients renewed or added and the average royalty rate paid to clients who use our ticketing services. In addition, we review the number of visits to our websites, the overall number of customers in our database, the number of tickets sold via mobile, the number of app installs and gross transaction value and fees related to secondary ticket sales. For business that is conducted in foreign markets, we also compare the operating results from our foreign operations to prior periods without the impact of changes in foreign exchange rates.
Artist Nation
The Artist Nation segment primarily provides management services to music artists and other clients in exchange for a commission on the earnings of these artists. Our Artist Nation segment also creates and sells merchandise for music artists at live performances, to retailers and directly to consumers via the internet. Revenue earned from our Artist Nation segment is impacted to a large degree by the touring schedules of the artists we represent and generally we experience higher revenue during the second and third quarters as the period from May through October tends to be a popular time for touring events.
To judge the health of our Artist Nation segment, we primarily review the number of major clients represented. For business that is conducted in foreign markets, we also compare the operating results from our foreign operations to prior periods without the impact of changes in foreign exchange rates.
Sponsorship & Advertising
Our Sponsorship & Advertising segment employs a sales force that creates and maintains relationships with sponsors through a combination of strategic, international, national and local opportunities that allow businesses to reach customers through our concerts, venue, artist relationship and ticketing assets, including advertising on our websites. We drive increased advertising scale to further monetize our concerts platform through rich media offerings including advertising associated with live streaming and music-related original content. We work with our corporate clients to help create marketing programs that drive their business goals and connect their brands directly with fans and artists. We also develop, book and produce custom events or programs for our clients’ specific brands which are typically experienced exclusively by the clients’ consumers. These custom events can involve live music events with talent and media, using both online and traditional outlets. We typically experience higher revenue in the second and third quarters, as a large portion of sponsorships are associated with shows at our outdoor amphitheaters and festivals which primarily occur from May through October.
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
Consolidated Results of Operations

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2015	2014		2015	2014
	(in thousands)			(in thousands)
Revenue	$2,622,917	$2,502,008	5%	$5,509,006	$5,295,109	4%
Operating expenses:
Direct operating expenses	1,974,322	1,876,519	5%	3,974,710	3,792,366	5%
Selling, general and administrative expenses	361,975	349,676	4%	1,003,359	978,006	3%
Depreciation and amortization	99,054	97,925	1%	272,166	256,732	6%
Loss (gain) on disposal of operating assets	625	(1,696)	*	588	(4,977)	*
Corporate expenses	29,988	26,647	13%	80,690	73,538	10%
Acquisition transaction expenses	3,443	2,333	*	5,673	5,462	*
Operating income	153,510	150,604	2%	171,820	193,982	(11)%
Operating margin	5.9%	6.0%		3.1%	3.7%
Interest expense	25,844	28,346		76,857	80,428
Interest income	(460)	(864)		(2,419)	(2,676)
Equity in losses (earnings) of nonconsolidated affiliates	2,040	(2,155)		(573)	(5,921)
Other expense, net	8,127	12,587		20,655	11,081
Income before income taxes	117,959	112,690		77,300	111,070
Income tax expense (benefit)	13,577	(3,137)		19,232	(482)
Net income	104,382	115,827		58,068	111,552
Net income attributable to noncontrolling interests	15,333	10,664		12,242	15,903
Net income attributable to common stockholders of Live Nation	$89,049	$105,163		$45,826	$95,649
_________

*	Percentages are not meaningful.

Key Operating Metrics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Concerts (1)
Estimated events:
North America	4,386	4,104	12,089	11,370
International	1,466	1,055	4,894	4,253
Total estimated events	5,852	5,159	16,983	15,623
Estimated fans (rounded):
North America	18,645,000	17,061,000	34,813,000	31,945,000
International	5,556,000	4,990,000	13,436,000	13,508,000
Total estimated fans	24,201,000	22,051,000	48,249,000	45,453,000
Ticketing (2)
Number of tickets sold (in thousands)	40,849	36,603	115,371	110,166
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

(2)
The number of tickets sold includes primary tickets only. This metric includes tickets sold during the period regardless of event timing except for our own events where our concert promoters control ticketing which are reported as the events occur. The total number of tickets sold reported for the three months ended September 30, 2015 and 2014 excludes approximately 69 million and 71 million, respectively, and for the nine months ended September 30, 2015 and 2014 excludes approximately 202 million and 205 million, respectively, of tickets sold using our Ticketmaster systems, through season seat packages and our venue clients’ box offices, for which we do not receive a fee.

Revenue
Our revenue increased $120.9 million, or 5%, during the three months ended September 30, 2015 as compared to the same period of the prior year. The overall increase in revenue was primarily due to increases in our Concerts, Ticketing and Sponsorship & Advertising segments of $66.4 million, $40.0 million and $12.0 million, respectively. Excluding the decrease of approximately $132.4 million related to the impact of changes in foreign exchange rates, revenue increased $253.3 million, or 10%.
Our revenue increased $213.9 million, or 4%, during the nine months ended September 30, 2015 as compared to the same period of the prior year. The overall increase in revenue was due to increases in our Concerts, Ticketing, Artist Nation and Sponsorship & Advertising segments of $123.4 million, $50.4 million, $19.8 million and $28.8 million, respectively. Excluding the decrease of approximately $284.2 million related to the impact of changes in foreign exchange rates, revenue increased $498.1 million, or 9%.
More detailed explanations of these changes along with the impact of changes in foreign exchange rates, if significant, are included in the applicable segment discussions below.
Direct operating expenses
Our direct operating expenses increased $97.8 million, or 5%, during the three months ended September 30, 2015 as compared to the same period of the prior year. The overall increase in direct operating expenses was primarily due to increases in our Concerts and Ticketing segments of $64.9 million and $22.5 million, respectively. Excluding the decrease of approximately $103.6 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $201.4 million, or 11%.
Our direct operating expenses increased $182.3 million, or 5%, during the nine months ended September 30, 2015 as compared to the same period of the prior year. The overall increase in direct operating expenses was primarily due to increases in our Concerts, Ticketing and Artist Nation segments of $139.2 million, $23.4 million and $18.8 million, respectively. Excluding the decrease of approximately $211.6 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $393.9 million, or 10%.
Direct operating expenses include artist fees, event production costs, ticketing client royalties, show-related marketing and advertising expenses, along with other costs.
More detailed explanations of these changes along with the impact of changes in foreign exchange rates, if significant, are included in the applicable segment discussions below.
Selling, general and administrative expenses
Our selling, general and administrative expenses increased $12.3 million, or 4%, during the three months ended September 30, 2015 as compared to the same period of the prior year. The overall increase in selling, general and administrative expenses was primarily due to increases in our Ticketing and Artist Nation segments of $6.4 million and $6.4 million, respectively. Excluding the decrease of approximately $15.2 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $27.5 million, or 8%.
Our selling, general and administrative expenses increased $25.4 million, or 3%, during the nine months ended September 30, 2015 as compared to the same period of the prior year. The overall increase in selling, general and administrative expenses was primarily due to increases in our Ticketing and Artist Nation segments of $9.6 million and $22.3 million, respectively, partially offset by a decrease in our Concerts segment of $9.2 million. Excluding the decrease of approximately $45.3 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $70.7 million, or 7%.
More detailed explanations of these changes along with the impact of changes in foreign exchange rates, if significant, are included in the applicable segment discussions below.
Depreciation and amortization
Our depreciation and amortization increased $15.4 million, or 6%, during the nine months ended September 30, 2015 as compared to the same period of the prior year. The overall increase in depreciation and amortization was primarily due to increases in our Concerts and Artist Nation segments of $20.4 million and $8.0 million, respectively, partially offset by a decrease in our Ticketing segment of $17.1 million. Excluding the decrease of $9.1 million related to the impact of changes in foreign exchange rates, depreciation and amortization increased $24.5 million, or 10%.
More detailed explanations of these changes along with the impact of changes in foreign exchange rates, if significant, are included in the applicable segment discussions below.

Corporate expenses
Corporate expenses increased $7.2 million, or 10%, during the nine months ended September 30, 2015 as compared to the same period of the prior year primarily due to higher compensation costs driven by higher headcount and increased professional fees.
Other expense, net
Other expense, net was $8.1 million and $20.7 million for the three and nine months ended September 30, 2015, respectively, and includes the impact of net foreign exchange rate losses of $10.6 million and $31.2 million, respectively, primarily from revaluation of certain foreign currency denominated net assets or liabilities held internationally. The nine-month period includes gains of $11.3 million recorded in connection with the consolidation of a festival promotion business, a ticketing company and an artist management business that were previously accounted for as equity investments.
Other expense, net was $12.6 million and $11.1 million for the three and nine months ended September 30, 2014, respectively, and includes the impact of net foreign exchange rate losses of $12.3 million and $14.6 million, respectively.
Income tax expense (benefit)
Income tax expense (benefit) for the nine months ended September 30, 2015 and 2014 was an expense of $19.2 million and a benefit of $0.5 million, respectively. The increase is primarily due to $4.6 million of expense for tax reserves, an $8.7 million decrease in the release of valuation allowances primarily due to lower deferred tax liabilities associated with acquisitions in 2015 as compared to 2014 and an increase to other tax expense.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests increased $4.7 million for the three months ended September 30, 2015 as compared to the same period of the prior year primarily due to the acquisition of noncontrolling interests in various festival and concert businesses along with improved operating results from certain festival businesses located in the United States.
Concerts Results of Operations
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2015	2014		2015	2014
	(in thousands)			(in thousands)
Revenue	$1,991,909	$1,925,462	3%	$3,883,525	$3,760,118	3%
Direct operating expenses	1,722,880	1,658,028	4%	3,284,359	3,145,174	4%
Selling, general and administrative expenses	185,729	186,415	—%	494,067	503,221	(2)%
Depreciation and amortization	36,075	30,155	20%	105,289	84,864	24%
Loss (gain) on disposal of operating assets	250	(112)	*	421	(3,347)	*
Acquisition transaction expenses	2,334	1,109	*	3,109	1,892	*
Operating income (loss)	$44,641	$49,867	(10)%	$(3,720)	$28,314	*
Operating margin	2.2%	2.6%		(0.1)%	0.8%
Adjusted operating income **	$85,842	$82,773	4%	$111,479	$117,279	(5)%
_______

*	Percentages are not meaningful.
**	AOI is defined and reconciled to operating income (loss) below.
Three Months
Concerts revenue increased $66.4 million, or 3%, during the three months ended September 30, 2015 as compared to the same period of the prior year. Excluding the decrease of $102.5 million related to the impact of changes in foreign exchange rates, revenue increased $168.9 million, or 9%, primarily due to more shows in our North America arenas and amphitheaters, increased global touring activity, higher revenue from expansion in Asia and incremental revenue of $63.2 million from the acquisitions of various festival and concert promoters. These increases were partially offset by a reduction in stadium shows and international festival activity due to the timing of certain festivals.

Concerts direct operating expenses increased $64.9 million, or 4%, during the three months ended September 30, 2015 as compared to the same period of the prior year. Excluding the decrease of $92.4 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $157.3 million, or 9%, primarily due to the increase in North America arena and amphitheater shows, higher global touring activity and incremental direct operating expenses of $56.1 million from the acquisitions discussed above. These increases were partially offset by lower costs associated with the reduction in stadium shows and timing of international festival activity.
Concerts selling, general and administrative expenses decreased $0.7 million during the three months ended September 30, 2015 as compared to the same period of the prior year. Excluding the decrease of $8.2 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $7.5 million, or 4%, primarily due to incremental selling, general and administrative expenses of $8.5 million from the acquisitions discussed above.
Concerts depreciation and amortization increased $5.9 million, or 20%, during the three months ended September 30, 2015 as compared to the same period of the prior year. Excluding the decrease of $1.4 million related to the impact of the changes in foreign exchange rates, depreciation and amortization increased $7.3 million, or 24%, primarily due to the acceleration of depreciation and amortization associated with a change in the estimated useful lives of certain intangible assets and leasehold improvements and incremental depreciation and amortization of $4.2 million from the acquisitions discussed above.
The increased operating income for Concerts for the three months ended September 30, 2015 was primarily driven by improved results in our North America arenas partially offset by fewer stadium shows.
Nine Months
Concerts revenue increased $123.4 million, or 3%, during the nine months ended September 30, 2015 as compared to the same period of the prior year. Excluding the decrease of $209.0 million related to the impact of changes in foreign exchange rates, revenue increased $332.4 million, or 9%, primarily due to more shows in our North America arenas and amphitheaters and incremental revenue of $141.9 million from the acquisitions of various festival and concert promoters. These increases were partially offset by fewer stadium shows in North America.
Concerts direct operating expenses increased $139.2 million, or 4%, during the nine months ended September 30, 2015 as compared to the same period of the prior year. Excluding the decrease of $181.2 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $320.4 million, or 10%, primarily due to increased arena shows, incremental direct operating expenses of $125.4 million from the acquisitions discussed above and other artist-related costs. These increases were partially offset by the reduction in stadium shows.
Concerts selling, general and administrative expenses decreased $9.2 million, or 2%, during the nine months ended September 30, 2015 as compared to the same period of the prior year. Excluding the decrease of $23.8 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $14.6 million, or 3%, primarily due to incremental selling, general and administrative expenses of $18.6 million from the acquisitions discussed above partially offset by a reduction in rent expense.
Concerts depreciation and amortization increased $20.4 million, or 24%, during the nine months ended September 30, 2015 as compared to the same period of the prior year. Excluding the decrease of $4.0 million related to the impact of the changes in foreign exchange rates, depreciation and amortization increased $24.4 million, or 29%, primarily due to the acceleration of depreciation and amortization associated with a change in the estimated useful lives of certain intangible assets and leasehold improvements and incremental depreciation and amortization of $12.3 million from the acquisitions discussed above.
The decreased operating income for Concerts for the nine months ended September 30, 2015 was primarily driven by the higher depreciation and amortization.

Ticketing Results of Operations
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2015	2014		2015	2014
	(in thousands)			(in thousands)
Revenue	$426,177	$386,131	10%	$1,162,004	$1,111,592	5%
Direct operating expenses	210,022	187,548	12%	566,759	543,408	4%
Selling, general and administrative expenses	119,842	113,483	6%	348,996	339,385	3%
Depreciation and amortization	46,533	55,521	(16)%	125,390	142,472	(12)%
Loss (gain) on disposal of operating assets	188	(1,584)	*	9	(1,701)	*
Acquisition transaction expenses	587	695	*	1,020	758	*
Operating income	$49,005	$30,468	61%	$119,830	$87,270	37%
Operating margin	11.5%	7.9%		10.3%	7.9%
Adjusted operating income **	$97,063	$85,829	13%	$248,666	$232,400	7%
_______

*	Percentages are not meaningful.
**	AOI is defined and reconciled to operating income (loss) below.
Three Months
Ticketing revenue increased $40.0 million, or 10%, during the three months ended September 30, 2015 as compared to the same period of the prior year. Excluding the decrease of $20.3 million related to the impact of changes in foreign exchange rates, revenue increased $60.3 million, or 16%, primarily due to increased North America primary ticket volume driven by concerts and professional sports ticket sales, higher resale ticket fees and incremental revenue of $7.7 million from the acquisitions of various ticketing businesses.
Ticketing direct operating expenses increased $22.5 million, or 12%, during the three months ended September 30, 2015 as compared to the same period of the prior year. Excluding the decrease of $9.6 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $32.1 million, or 17%, primarily due to increased costs associated with the higher primary and resale ticket sales and incremental direct operating expenses from the acquisitions discussed above.
Ticketing selling, general and administrative expenses increased $6.4 million, or 6%, during the three months ended September 30, 2015 as compared to the same period of the prior year. Excluding the decrease of $6.2 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $12.6 million, or 11%, primarily due to increased compensation costs associated with annual salary increases and higher headcount along with incremental expenses from the acquisitions discussed above.
Ticketing depreciation and amortization decreased $9.0 million, or 16%, during the three months ended September 30, 2015 as compared to the same period of the prior year. Excluding the decrease of $1.6 million related to the impact of changes in foreign exchange rates, depreciation and amortization decreased $7.4 million, or 13%, primarily due to a third quarter 2014 impairment charge of $6.0 million associated with an indefinite-lived intangible trade name in connection with the decision to rebrand certain markets that were not using the Ticketmaster trade name. There were no impairment charges recorded in the third quarter of 2015.
The increase in Ticketing operating income for the three months ended September 30, 2015 was primarily due to higher North America primary and secondary ticket revenue and lower amortization expense.

Nine Months
Ticketing revenue increased $50.4 million, or 5%, during the nine months ended September 30, 2015 as compared to the same period of the prior year. Excluding the decrease of $54.8 million related to the impact of changes in foreign exchange rates, revenue increased $105.2 million, or 9%, primarily due to higher resale ticket fees, increased primary ticket volume driven by higher concerts and professional sports ticket sales and incremental revenue of $18.0 million from the acquisitions of various ticketing businesses.
Ticketing direct operating expenses increased $23.4 million, or 4%, during the nine months ended September 30, 2015 as compared to the same period of the prior year. Excluding the decrease of $25.9 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $49.3 million, or 9%, primarily due to increased costs associated with the higher primary and resale ticket sales and incremental direct operating expenses of $9.7 million from the acquisitions discussed above.
Ticketing selling, general and administrative expenses increased $9.6 million, or 3%, during the nine months ended September 30, 2015 as compared to the same period of the prior year. Excluding the decrease of $18.8 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $28.4 million, or 8%, primarily due to increased compensation costs associated with annual salary increases and higher headcount along with incremental expenses of $10.9 million from the acquisitions discussed above.
Ticketing depreciation and amortization decreased $17.1 million, or 12%, during the nine months ended September 30, 2015 as compared to the same period of the prior year. Excluding the decrease of $4.4 million related to the impact of changes in foreign exchange rates, depreciation and amortization decreased $12.7 million, or 9%, primarily due to lower amortization associated with certain technology intangible assets that were fully amortized by the fourth quarter of 2014 and lower amortization associated with the impairment of an indefinite-lived intangible asset in 2014 discussed above. There were no impairment charges recorded in 2015.
The increase in Ticketing operating income for the nine months ended September 30, 2015 was primarily due to improved primary and resale ticket sales and lower amortization partially offset by higher compensation costs.
Artist Nation Results of Operations
Our Artist Nation segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2015	2014		2015	2014
	(in thousands)			(in thousands)
Revenue	$136,675	$130,935	4%	$302,455	$282,653	7%
Direct operating expenses	83,171	75,642	10%	183,807	164,960	11%
Selling, general and administrative expenses	41,814	35,400	18%	117,506	95,222	23%
Depreciation and amortization	13,152	10,498	25%	33,943	25,934	31%
Loss on disposal of operating assets	187	—	*	187	34	*
Acquisition transaction expenses	324	247	*	1,434	435	*
Operating income (loss)	$(1,973)	$9,148	*	$(34,422)	$(3,932)	*
Operating margin	(1.4)%	7.0%		(11.4)%	(1.4)%
Adjusted operating income**	$12,885	$21,880	(41)%	$4,895	$30,242	(84)%

_______

*	Percentages are not meaningful.
**	AOI is defined and reconciled to operating income (loss) below.
Three Months
Artist Nation revenue increased $5.7 million, or 4%, during the three months ended September 30, 2015 as compared to the same period of the prior year. Excluding the decrease of $2.0 million related to the impact of changes in foreign exchange rates, revenue increased $7.7 million, or 6%, primarily due to increased tour merchandise sales and incremental revenue of $7.8 million from the acquisition or prospective consolidation of various artist management businesses. These increases were partially offset by lower commissions in the management business due to the timing of artist earnings.

Artist Nation direct operating expenses increased $7.5 million, or 10%, during the three months ended September 30, 2015 as compared to the same period of the prior year. Excluding the decrease of $1.0 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $8.5 million, or 11%, primarily due to increased costs associated with the management business and the merchandise sales discussed above.
Artist Nation selling, general and administrative expenses increased $6.4 million, or 18%, primarily due to our investment in new service lines and incremental selling, general and administrative of $4.5 million from the acquisitions or prospective consolidations discussed above.
Artist Nation depreciation and amortization increased $2.7 million, or 25%, for the three months ended September 30, 2015 as compared to the same period of the prior year primarily due to incremental depreciation and amortization of $3.4 million from the acquisitions or prospective consolidations discussed above.
The increased operating loss for Artist Nation was primarily due to higher amortization, our continued investment in new service lines and the acquisitions and prospective consolidations discussed above.
Nine Months
Artist Nation revenue increased $19.8 million, or 7%, during the nine months ended September 30, 2015 as compared to the same period of the prior year. Excluding the decrease of $5.2 million related to the impact of changes in foreign exchange rates, revenue increased $25.0 million, or 9%, primarily due to higher revenue from our management business and incremental revenue of $19.4 million from the acquisition or prospective consolidation of various artist management businesses. These increases were partially offset by lower tour merchandise sales.
Artist Nation direct operating expenses increased $18.8 million, or 11%, during the nine months ended September 30, 2015 as compared to the same period of the prior year. Excluding the decrease of $2.9 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $21.7 million, or 13%, primarily due to higher costs associated with our management business.
Artist Nation selling, general and administrative expenses increased $22.3 million, or 23%, during the nine months ended September 30, 2015 as compared to the same period of the prior year. Excluding the decrease of $1.6 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $23.9 million, or 25%, primarily due to higher compensation expense in the management business and our investment in new service lines along with incremental expenses of $12.7 million resulting from the acquisitions or prospective consolidations discussed above.
Artist Nation depreciation and amortization increased $8.0 million, or 31%, during the nine months ended September 30, 2015 as compared to the same period of the prior year primarily due to incremental depreciation and amortization of $9.9 million from the acquisition or prospective consolidation of various artist management businesses discussed above.
The increased operating loss for Artist Nation for the nine months ended September 30, 2015 was primarily driven by lower results in our management business, including continued investments in new service lines, and increased expenses associated with the acquisitions and prospective consolidations discussed above.

Sponsorship & Advertising Results of Operations
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2015	2014		2015	2014
	(in thousands)			(in thousands)
Revenue	$126,576	$114,614	10%	$259,744	$230,905	12%
Direct operating expenses	16,978	13,534	25%	38,323	31,593	21%
Selling, general and administrative expenses	14,190	13,098	8%	41,140	37,263	10%
Depreciation and amortization	2,525	1,264	100%	6,738	3,207	*
Operating income	$92,883	$86,718	7%	$173,543	$158,842	9%
Operating margin	73.4%	75.7%		66.8%	68.8%
Adjusted operating income **	$95,783	$88,330	8%	$181,525	$163,114	11%
_______

*	Percentages are not meaningful.
**	AOI is defined and reconciled to operating income (loss) below.
Three Months
Sponsorship & Advertising revenue increased $12.0 million, or 10%, during the three months ended September 30, 2015 as compared to the same period of the prior year. Excluding the decrease of $7.6 million related to the impact of changes in foreign exchange rates, revenue increased $19.6 million, or 17%, primarily due to new sponsorship programs in North America, increased international festival sponsorships and incremental revenue of $10.4 million from the acquisition of various festival businesses.
The increase in Sponsorship & Advertising operating income for the three months ended September 30, 2015 was primarily driven by international festival sponsorships and the acquisitions discussed above partially offset by the impact of changes in foreign exchange rates.
Nine Months
Sponsorship & Advertising revenue increased $28.8 million, or 12%, during the nine months ended September 30, 2015 as compared to the same period of the prior year. Excluding the decrease of $15.2 million related to the impact of changes in foreign exchange rates, revenue increased $44.0 million, or 19%, primarily due to increased international festival sponsorships, higher online advertising and incremental revenue of $17.9 million from the acquisitions of various festival and concert businesses.
Sponsorship & Advertising direct operating expenses increased $6.7 million, or 21%, during the nine months ended September 30, 2015 as compared to the same period of the prior year primarily due to higher fulfillment costs associated with certain sponsorship programs and incremental direct operating expenses from the acquisitions discussed above.
The increase in Sponsorship & Advertising operating income for the nine months ended September 30, 2015 was primarily driven by increased international festival sponsorships, higher online advertising and the acquisitions discussed above. These increases were partially offset by the impact of changes in foreign exchange rates.
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
The following table sets forth the reconciliation of adjusted operating income (loss) to operating income (loss):

	Adjusted operating income (loss)	Non-cash and stock- based compensation expense	Loss (gain) on disposal of operating assets	Depreciation and amortization	Acquisition expenses	Operating income (loss)
			(in thousands)
Three Months Ended September 30, 2015
Concerts	$85,842	$1,633	$250	$36,075	$3,243	$44,641
Ticketing	97,063	681	188	46,533	656	49,005
Artist Nation	12,885	1,195	187	13,152	324	(1,973)
Sponsorship & Advertising	95,783	375	—	2,525	—	92,883
Other and Eliminations	(91)	—	—	(472)	—	381
Corporate	(25,840)	4,148	—	1,241	198	(31,427)
Total	$265,642	$8,032	$625	$99,054	$4,421	$153,510
Three Months Ended September 30, 2014
Concerts	$82,773	$1,754	$(112)	$30,155	$1,109	$49,867
Ticketing	85,829	729	(1,584)	55,521	695	30,468
Artist Nation	21,880	1,987	—	10,498	247	9,148
Sponsorship & Advertising	88,330	348	—	1,264	—	86,718
Other and Eliminations	1,819	—	—	(155)	—	1,974
Corporate	(22,502)	4,145	—	642	282	(27,571)
Total	$258,129	$8,963	$(1,696)	$97,925	$2,333	$150,604
Nine Months Ended September 30, 2015
Concerts	$111,479	$5,471	$421	$105,289	$4,018	$(3,720)
Ticketing	248,666	2,186	9	125,390	1,251	119,830
Artist Nation	4,895	3,753	187	33,943	1,434	(34,422)
Sponsorship & Advertising	181,525	1,244	—	6,738	—	173,543
Other and Eliminations	(1,834)	—	—	(1,457)	—	(377)
Corporate	(67,750)	12,940	(29)	2,263	110	(83,034)
Total	$476,981	$25,594	$588	$272,166	$6,813	$171,820
Nine Months Ended September 30, 2014
Concerts	$117,279	$5,556	$(3,347)	$84,864	$1,892	$28,314
Ticketing	232,400	3,601	(1,701)	142,472	758	87,270
Artist Nation	30,242	7,771	34	25,934	435	(3,932)
Sponsorship & Advertising	163,114	1,065	—	3,207	—	158,842
Other and Eliminations	(305)	—	—	(1,528)	—	1,223
Corporate	(60,000)	13,538	37	1,783	2,377	(77,735)
Total	$482,730	$31,531	$(4,977)	$256,732	$5,462	$193,982

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
Our balance sheet reflects cash and cash equivalents of $1.1 billion at September 30, 2015 and $1.4 billion at December 31, 2014. Included in the September 30, 2015 and December 31, 2014 cash and cash equivalents balances are $547.3 million and $533.8 million, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges that we refer to as client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to clients on a regular basis. Our foreign subsidiaries held approximately $357.1 million in cash and cash equivalents, excluding client cash, at September 30, 2015. We generally do not intend to repatriate these funds, but if we did, we would need to accrue and pay United States federal and state income taxes on any future repatriations, net of applicable foreign tax credits. We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is 90 days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects total debt of $2.0 billion at each of September 30, 2015 and December 31, 2014. Our weighted-average cost of debt, excluding unamortized debt discounts and debt issuance costs and including the debt premium on our term loans and notes, was 4.3% at September 30, 2015.
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

Sources of Cash
Senior Secured Credit Facility
At September 30, 2015, our senior secured credit facility consists of (i) a $115 million term loan A, (ii) a $950 million term loan B and (iii) a $335 million revolving credit facility. In addition, subject to certain conditions, we have the right to increase such facilities by at least $450 million or a greater amount so long as the senior secured leverage ratio calculated on a pro-forma basis (as defined in the credit agreement) is no greater than 3.25x. The revolving credit facility provides for borrowings up to the amount of the facility with sublimits of up to (i) $150 million to be available for the issuance of letters of credit, (ii) $50 million to be available for swingline loans, (iii) $150 million to be available for borrowings in Euros or British Pounds and (iv) $50 million to be available for borrowings in one or more other approved currencies. The senior secured credit facility is secured by (i) a first priority lien on substantially all of our tangible and intangible personal property of the domestic subsidiaries that are guarantors and (ii) a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of our direct and indirect domestic subsidiaries and 65% of each class of capital stock of any first-tier foreign subsidiaries.
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
During the nine months ended September 30, 2015, we made principal payments totaling $15.8 million on these term loans. At September 30, 2015, the outstanding balances on these term loans, excluding discounts and debt issuance costs, were $1.0 billion. There were no borrowings under the revolving credit facility as of September 30, 2015. Based on our letters of credit of $83.2 million, $251.8 million was available for future borrowings as of that same date.
Debt Covenants
Our senior secured credit facility contains a number of covenants and restrictions that, among other things, requires us to satisfy certain financial covenants and restricts our and our subsidiaries’ ability to incur additional debt, make certain investments and acquisitions, repurchase our stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets, merge or consolidate, and pay dividends and make distributions (with the exception of subsidiary dividends or distributions to the parent company or other subsidiaries on at least a pro-rata basis with any noncontrolling interest partners). Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the credit facility becoming immediately due and payable. The senior secured credit facility agreement has one covenant, measured quarterly, that relates to total leverage. The consolidated total leverage covenant required us to maintain a ratio of consolidated total funded debt to consolidated EBITDA (both as defined in the credit agreement) of 5.0x over the trailing four consecutive quarters through September 30, 2015. The consolidated total leverage ratio will reduce to 4.75x on December 31, 2015 and 4.50x on December 31, 2016.
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
As of September 30, 2015, we believe we were in compliance with all of our debt covenants. We expect to remain in compliance with all of our debt covenants throughout 2015.
Uses of Cash
Acquisitions
When we make acquisitions, the acquired entity may have cash at the time of acquisition. All amounts discussed in this section are presented net of any cash acquired. During the nine months ended September 30, 2015, we used $87.4 million of cash primarily for the acquisitions of controlling interests in two festival promoters located in the United States and Sweden in our Concerts segment and the acquisitions of a festival promoter located in the United Kingdom in our Concerts segment and a ticketing business located in Canada in our Ticketing segment. As of the date of acquisition, these businesses had a total of $114.6 million of cash on their balance sheets, primarily related to deferred revenue for future events. During the nine months ended September 30, 2014, we used $48.5 million of cash primarily for three acquisitions of artist management businesses located in the United States in our Artist Nation segment.
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
Our capital expenditures, including accruals but excluding expenditures funded by outside parties such as landlords or replacements funded by insurance companies, consisted of the following:

	Nine Months Ended September 30,
	2015	2014 (1)
	(in thousands)
Maintenance capital expenditures	$48,972	$36,528
Revenue generating capital expenditures	45,460	52,598
Total capital expenditures	$94,432	$89,126
___________
(1) Approximately $10.0 million of expenditures in 2014 have been reclassified between categories from amounts previously reported. The total capital expenditures are unchanged.

Maintenance capital expenditures during the first nine months of 2015 increased from the same period of the prior year primarily due to technology enhancements.
Revenue generating capital expenditures during the first nine months of 2015 decreased from the same period of the prior year primarily due to lower expenditures related to the re-platforming of our ticketing system and development of our integrated resale and primary product.
We currently expect capital expenditures to be approximately $155 million for the full year 2015.

Cash Flows

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Cash provided by (used in):
Operating activities	$(22,576)	$(6,529)
Investing activities	$(227,124)	$(166,995)
Financing activities	$(25,796)	$251,253
Operating Activities
Cash used in operating activities was $22.6 million for the nine months ended September 30, 2015, compared to $6.5 million for the same period of the prior year. The $16.0 million increase in cash used in operating activities resulted primarily from net changes in the event-related operating accounts which vary depending on the timing of ticket sales along with the size and number of future events in addition to a decrease in the cash related portion of net income. During the first nine months of 2015, we received more cash for future events resulting in a smaller decrease in deferred revenue and made lower payments for event-related expenses, offset by a larger increase in accounts receivable as compared to the same period of the prior year.
Investing Activities
Cash used in investing activities was $227.1 million for the nine months ended September 30, 2015, compared to $167.0 million for the same period of the prior year. The $60.1 million increase in cash used in investing activities is primarily due to higher acquisition activity and increased loans to partners as compared to the same period of the prior year. See “—Uses of Cash” above for further discussion.
Financing Activities
Cash used in financing activities was $25.8 million for the nine months ended September 30, 2015, compared to cash provided by financing activities of $251.3 million for the same period of the prior year. The $277.0 million increase in cash used in financing activities is primarily a result of $293.8 million of net proceeds received in 2014 from the issuance of the 5.375% senior notes and 2.5% convertible senior notes.
Seasonality
Our Concerts, Artist Nation and Sponsorship & Advertising segments typically experience higher operating income in the second and third quarters as our outdoor venues and festivals are primarily used in or occur from May through October, and our artist touring activity is higher. In addition, the timing of when tickets are sold and the tours of top-grossing acts can impact comparability of quarterly results year over year, although annual results may not be impacted. Our Ticketing segment revenue is impacted by fluctuations in the availability of events for sale to the public, which vary depending upon scheduling by our clients.
Cash flows from our Concerts segment typically have a slightly different seasonality as payments are often made for artist performance fees and production costs for tours in advance of the date the related event tickets go on sale. These artist fees and production costs are expensed when the event occurs. Once tickets for an event go on sale, we generally begin to receive payments from ticket sales at our owned or operated venues and festivals in advance of when the event occurs. We record these ticket sales as revenue when the event occurs.
Market Risk
We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates.
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. As a result, our reported financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported operating income of $84.7 million for the nine months ended September 30, 2015. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the nine months ended September 30, 2015 by $8.5 million. As of September 30, 2015, our primary foreign exchange exposure included the Euro, British Pound, Australian Dollar and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities. In addition, the reported carrying value of our assets and liabilities, including the total cash and cash equivalents held by our foreign operations, will also be affected by changes in foreign currency exchange rates.
During the nine months ended September 30, 2015, the United States dollar strengthened overall against the currencies of most countries in which we operate, which had an unfavorable impact on operating income of $18.0 million from the translation of these foreign earnings into United States dollars. During the nine months ended September 30, 2015, the foreign exchange rates for the Euro, British Pound, Australian Dollar and Canadian Dollar declined 18%, 8%, 17% and 13%, respectively, against the United States dollar as compared to the same period of the prior year.
We primarily use forward currency contracts in addition to options to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. We also may enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At September 30, 2015, we had forward currency contracts and options outstanding with a notional amount of $103.9 million.
Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $2.1 billion of total debt, excluding discounts, debt issuance costs and premium, outstanding as of September 30, 2015. Of the total amount, taking into consideration existing interest rate hedges, we had $1.0 billion of fixed-rate debt and $1.1 billion of floating-rate debt.
Based on the amount of our floating-rate debt as of September 30, 2015, each 25-basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $2.7 million when the floor rate is not applicable. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of September 30, 2015 with no subsequent change in rates for the remainder of the period.
We have two interest rate swap agreements and one interest rate cap agreement with an aggregate notional amount of $28.1 million at September 30, 2015. The interest rate swap agreement effectively converts a portion of our floating-rate debt to a fixed-rate basis and expires in December 2015. The interest rate cap agreement ensures that a portion of our floating-rate debt does not exceed 4.25% and expires in June 2018. These interest rate swap and cap agreements have not been designated as hedging instruments. Therefore, any change in fair value is recorded in earnings during the period of change.
Ratio of Earnings to Fixed Charges
The ratio of earnings to fixed charges is as follows:

Nine Months Ended September 30,		Year Ended December 31,
2015	2014	2014	2013	2012	2011
1.66	1.87	*	*	*	*

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
Recent Accounting Pronouncements
Recently Adopted Pronouncements
In April 2014, the FASB issued guidance that raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. We adopted this guidance on January 1, 2015 and there has been no impact from its adoption.
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
In September 2015, the FASB issued guidance that eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The guidance should be applied prospectively to adjustments to provisional amounts that occur after the effective date. This guidance is effective for annual periods beginning after December 15, 2015 and interim periods within that year. Early adoption is permitted and we adopted this guidance effective July 1, 2015. The adoption of this guidance did not have a material effect on our financial position or results of operations.
Recently Issued Pronouncements
In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. The new standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual periods beginning after December 15, 2017 and interim periods within that year. Early adoption of the standard is only permitted for annual periods beginning after December 31, 2016 and interim periods within that year. The guidance should be applied retrospectively, either to each prior period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative-effect adjustment as of the date of adoption. We will adopt this standard on January 1, 2018, and we are currently assessing which implementation method we will apply and the impact its adoption will have on our financial position and results of operations.
In February 2015, the FASB issued amendments to the consolidation guidance that make changes to the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance is effective for annual periods beginning after December 15, 2015 and interim periods within that year, and early adoption is permitted. The guidance should be applied either using a modified retrospective approach or retrospectively. We expect to adopt this standard in the fourth quarter of 2015, and do not expect there to be an impact from the adoption on our financial position and results of operations.
In April 2015, the FASB amended its guidance on internal-use software providing guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments to this guidance are effective for annual periods beginning after December 15, 2015 and interim periods within that year, and early adoption is permitted. The guidance should be applied either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. We will adopt this standard on January 1, 2016, and will apply it prospectively. We are currently assessing the impact its adoption will have on our financial position and results of operations.
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
There have been no changes to our critical accounting policies during the nine months ended September 30, 2015.
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
Based on their evaluation as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Part 1 Financial Information—Item 1A. Risk Factors of our 2014 Annual Report on Form 10-K filed with the SEC on February 26, 2015, describes some of the risks and uncertainties associated with our business which have the potential to materially affect our business, financial condition or results of operations. We do not believe that there have been any material changes to the risk factors previously disclosed in our 2014 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
None
Item 6. Exhibits
The information in the Exhibit Index of this Quarterly Report on Form 10-Q is incorporated into this Item 6 by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 29, 2015.

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
10.1
Eighth Supplemental Indenture, dated as of August 13, 2015, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I thereto, FG AcquisitionCo, LLC, Front Gate Holdings, LLC, and Front Gate Ticketing Solutions, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee
X
10.2
Fourth Supplemental Indenture, dated as of August 13, 2015, the guarantors listed in Appendix I thereto, FG AcquisitionCo, LLC, Front Gate Holdings, LLC, and Front Gate Ticketing Solutions, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee
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