Form 10-K
period 2015-12-31
Live Nation Entertainment, Inc.
filed 2016-02-25
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015,
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock beneficially held by non-affiliates of the registrant was approximately $4.0 billion. (For purposes hereof, directors, executive officers and 10% or greater stockholders have been deemed affiliates).
On February 19, 2016, there were 202,459,646 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 753,646 shares of unvested restricted stock awards and excluding 408,024 shares held in treasury.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

LIVE NATION ENTERTAINMENT, INC.

LIVE NATION ENTERTAINMENT, INC.
GLOSSARY OF KEY TERMS

ADA	Americans with Disabilities Act of 1990
AOCI	Accumulated other comprehensive income (loss)
AOI	Adjusted operating income (loss)
Clear Channel	Clear Channel Communications, Inc.
Company	Live Nation Entertainment, Inc. and subsidiaries
DDA	United Kingdom’s Disability Discrimination Act of 1995
FASB	Financial Accounting Standards Board
FTC	Federal Trade Commission
GAAP	United States Generally Accepted Accounting Principles
Liberty Media	Liberty Media Corporation
Live Nation	Live Nation Entertainment, Inc. and subsidiaries
SEC	United States Securities and Exchange Commission
Separation	The contribution and transfer by Clear Channel of substantially all of its entertainment assets and liabilities to Live Nation
VIE	Variable interest entity
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
ITEM 1.    BUSINESS
Our Company
We believe that we are the largest live entertainment company in the world, connecting nearly 530 million fans across all of our platforms in approximately 37 countries in 2015.
We believe we are the largest producer of live music concerts in the world, based on total fans that attend Live Nation events as compared to events of other promoters, connecting more than 63 million fans to over 25,500 events for nearly 3,300 artists in 2015. Live Nation owns, operates, has exclusive booking rights for or has an equity interest in 167 venues, including House of Blues ® music venues and prestigious locations such as The Fillmore in San Francisco, the Hollywood Palladium, the Ziggo Dome in Amsterdam and 3Arena in Ireland.
We believe we are the world’s leading live entertainment ticketing sales and marketing company, based on the number of tickets we sell. Ticketmaster provides ticket sales, ticket resale services and marketing and distribution globally through www.ticketmaster.com and www.livenation.com and our other websites, numerous retail outlets and call centers and sold over 465 million tickets in 2015 through our systems. Ticketmaster serves more than 12,500 clients worldwide across multiple event categories, providing ticketing services for leading arenas, stadiums, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters.
We believe we are one of the world’s leading artist management companies based on the number of artists represented. Our artist management companies manage musical artists and acts across all music genres. As of December 31, 2015, we had over 100 managers providing services to more than 350 artists.
We believe our global footprint is the world’s largest music advertising network for corporate brands and includes one of the world’s leading ecommerce websites, based on a comparison of gross sales of top internet retailers.
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

•
Expand our Concert Platform. We will grow our fan base and increase our ticket sales by continuing to build our portfolio of festivals globally, expanding our business into select additional top global music markets, and further building our presence in existing markets. We will also grow our onsite fan monetization through improved onsite products and services.

•
Sell More Tickets and Invest in Product Improvements. We are focused on selling tickets through a wide set of sales channels, including mobile and online, and leveraging our extensive fan database to better reach consumers. We will continue to invest in our ticketing platforms and develop innovative products to build fan traffic to our sales channels and drive increased ticket sales.

•
Grow Secondary Ticket Volume. We will continue to grow the volume of secondary tickets sold in partnership with content owners through a trusted environment for fan ticket exchanges. Globally, we will expand the availability of secondary tickets, allowing our fans to have a dependable, secure destination for ticket acquisition for all events.

•
Grow Sponsorship and Advertising. Our goal is to continue to drive growth in this area and capture a larger share of the music sponsorship market. We will focus on expanding existing partnerships and developing new relationships with corporate sponsors to provide them with targeted strategic programs through our unique relationship with fans and artists, our network of venues and our extensive ticketing operations and online and mobile presence.

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

•
Fans. During 2015, we connected nearly 530 million fans to their favorite live event. Our database of fans and their interests provides us with the means to efficiently market our shows to them as well as to offer other music-related products and services. This fan database is an invaluable asset that we are able to use to provide unique services to our artists and corporate clients.

•
Artists. We have extensive relationships with artists ranging from those just beginning their careers to established superstars. In 2015, we promoted shows or tours for nearly 3,300 artists globally. In addition, through our artist management companies, we manage more than 350 artists. We believe our artist relationships are a competitive advantage and will help us pursue our strategy to develop additional ancillary revenue streams around the ticket purchase, the live event and the artists themselves.

•
Online Services and Ticketing. We own and operate various branded websites, both in the United States and abroad, which are customized to reflect services offered in each jurisdiction. Our primary online websites, www.livenation.com and www.ticketmaster.com, together with our other branded ticketing websites, are designed to promote ticket sales for live events and to disseminate event and related merchandise information online. Fans can access www.livenation.com and www.ticketmaster.com and our other websites directly, from affiliated websites and through numerous direct links from online advertising and event profiles hosted by approved third-party websites. We also have both Live Nation and Ticketmaster mobile apps that our fans can use to access event information and buy tickets.

•
Distribution Network. We believe that our global distribution network of promoters, venues and festivals provides us with a strong position in the live concert industry. We believe we have one of the largest global networks of live entertainment businesses in the world, with offices in 32 countries worldwide. In addition, we own, operate, have exclusive booking rights for, or have an equity interest in 167 venues located across seven countries as of the end of 2015, making us, we believe, the second largest operator of music venues in the world. We also believe that we are one of the largest music festival producers in the world with 74 festivals globally. In addition, we believe that our global ticketing distribution network, with one of the largest ecommerce sites on the internet, approximately 6,700 sales outlets and 17 call centers serving more than 12,500 clients worldwide, makes us the largest ticketing network in the world.

•
Sponsors. We employ a sales force of over 300 people that worked with approximately 900 sponsors during 2015, through a combination of local venue-related deals and national deals, both in North America and internationally. Our sponsors include some of the most well-recognized national and global brands including Citi, American Express, Carlsberg, O2, Anheuser-Busch, Hilton and Pepsi (each of these brands is a registered trademark of the sponsor).

•
Employees. At December 31, 2015, we employed approximately 7,700 full-time employees who are dedicated to providing first-class service to our artists, fans, ticketing clients, advertisers and corporate sponsors. Many of our employees have decades of experience in promoting and producing live concerts, ticketing operations, sales and marketing, artist management and venue management.

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
Our Industry
We operate in five main industries within the live entertainment business; live music events, venue operations, ticketing services, artist management and services, and sponsorship and advertising sales.
The live music industry includes concert promotion and/or production of music events or tours. Typically, to initiate live music events or tours, booking agents contract with artists to represent them for defined periods. Booking agents then contact promoters, who will contract with them or with artists, to arrange events. Booking agents generally receive fixed or percentage fees from artists for their services. Promoters earn revenue primarily from the sale of tickets. Artists are paid by the promoter under one of several different formulas, which may include fixed guarantees and/or a percentage of ticket sales or event profits. In addition, promoters may also reimburse artists for certain costs of production, such as sound and lights. Under guaranteed payment formulas, promoters assume the risks of unprofitable events. Promoters may renegotiate lower guarantees or cancel events because of insufficient ticket sales in order to reduce their losses. Promoters can also reduce the risk of losses by entering into global or national touring agreements with artists and including the right to offset lower performing shows against higher performing shows on the tour in the determination of overall artist fees.
For music tours, two to nine months typically elapse between initially booking artists and the first performances. Promoters, in conjunction with artists, managers and booking agents, set ticket prices and advertise events. Promoters market events, sell tickets, rent or otherwise provide venues and arrange for local production services, such as stages and equipment.
Venue operators typically contract with promoters to have their venues rented for specific events on specific dates and receive fixed fees or percentages of ticket sales as rental income. In addition, venue operators provide services such as concessions, parking, security, ushering and ticket-taking, and receive some or all of the revenue from concessions, merchandise, venue sponsorships, parking and premium seating.
Ticketing services include the sale of tickets primarily through online and mobile channels but also through phone, outlet and box office channels. Ticketing companies will contract with venues and/or promoters to sell tickets to events over a period of time, generally three to five years. The ticketing company does not set ticket prices or seating charts for events as this information is given to them by the venue and/or promoter in charge of the event. The ticketing company generally gets paid a fixed fee per ticket sold or a percentage of the total ticket service charges. Venues will often also sell tickets through a local box office at the venue using the ticketing company’s technology. The ticketing company will generally not earn a fee on these box office tickets. The ticketing company receives the cash for the ticket sales and related service charges at the time the ticket is sold and periodically remits these receipts to the venue and/or promoter after deducting its fee.
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
The sponsorship and advertising industry within the live entertainment business involves the sale of international, national, regional and local advertising campaigns and promotional programs to a variety of companies to advertise or promote their brand or product. The advertising campaigns typically include venue naming rights, on-site venue signage, online advertisements and exclusive partner rights in various categories such as beverage, hotel and telecommunications. These promotional programs may include event pre-sales and on-site product activation. In addition, online channels offering live streaming and music-related original content provide opportunities for advertisers to connect their brands directly with fans and artists.
Our Business
Our reportable segments are Concerts, Ticketing, Artist Nation and Sponsorship & Advertising.
Concerts. Our Concerts segment principally involves the global promotion of live music events in our owned or operated venues and in rented third-party venues, the operation and management of music venues, the production of music festivals across the world and the creation of associated content. During 2015, our Concerts business generated approximately $5.0 billion, or 68.5%, of our total revenue. We promoted over 25,500 live music events in 2015, including artists such as U2, Fleetwood Mac, AC/DC, One Direction, Maroon 5 and Luke Bryan and through festivals such as Electric Daisy Carnival, Rock Werchter, Austin City Limits, Lollapolooza and Bonnaroo. While our Concerts segment operates year-round, we generally experience higher revenue during the second and third quarters due to the seasonal nature of shows at our outdoor amphitheaters and festivals, which primarily occur from May through October.
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
As a venue operator, we generate revenue primarily from the sale of concessions, parking, premium seating, rental income, venue sponsorships and ticket rebates or service charges earned on tickets sold through our internal ticketing operations or by third parties under ticketing agreements. In our amphitheaters, the sale of concessions is outsourced and we receive a share of the net revenue from the concessionaire, which is recorded in revenue with no significant associated direct operating expenses. Revenue generated from venue operations typically has a higher margin than promotion revenue and therefore typically has a more direct relationship to changes in operating income.
As a festival promoter, we typically book artists, secure festival sites, provide for third-party production services, sell tickets and advertise events to attract fans. We also provide or arrange for third parties to provide operational services as needed such as concessions, merchandising and security. We earn revenue from the sale of tickets and typically pay artists a fixed guaranteed amount. We also earn revenue from the sale of concessions, camping fees, festival sponsorships and ticket rebates or service charges earned on tickets sold. For each event, we either use a festival site we own or rent a third-party festival site. Revenue is generally impacted by the number of events, volume of ticket sales and ticket prices. Event costs such as artist fees and production service expenses are included in direct operating expenses and are typically substantial in relation to the revenue. Since the artist fees are typically fixed guarantees for these events, significant increases or decreases in festival promotion revenue will generally result in comparable changes to operating income.
Ticketing. Our Ticketing segment is primarily an agency business that sells tickets for events on behalf of our clients and retains a fee, or “service charge”, for these services. We sell tickets for our events and also for third-party clients across multiple live event categories, providing ticketing services for leading arenas, stadiums, amphitheaters, music clubs, concert promoters, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters. We sell tickets through websites, mobile apps, ticket outlets and telephone call centers. During the year ended December 31, 2015, we sold 69%, 21%, 7% and 3% of primary tickets through these channels, respectively. Our Ticketing segment also manages our online activities including enhancements to our websites and bundled product offerings. During 2015, our Ticketing business generated approximately $1.6 billion, or 22.6%, of our total revenue, which excludes the face value of tickets sold. Through all of our ticketing services, we sold 160 million tickets in 2015 on which we were paid fees for our services. In addition, approximately 297 million tickets in total were sold using our Ticketmaster systems, through season seat packages and our venue clients’ box offices, for which we do not receive a fee. Our ticketing sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon event scheduling by our clients. As ticket sales increase, related ticketing operating income generally increases as well.
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
We currently offer ticket resale services, sometimes referred to as secondary ticketing, primarily through our integrated inventory platform, league/team platforms and other platforms internationally. We enter into arrangements with ticket resellers to post their ticket inventory for sale at a purchase price equal to a ticket resale price, determined by the ticket reseller, plus a pre-determined service fee to the buyer. We remit the ticket resale price to the ticket resellers less a predetermined service fee to the seller. In addition to enabling premium primary ticket sales, certain services allow consumers to resell and purchase tickets online or via mobile devices for certain events for our venue clients who elect to participate in the service. Sellers and buyers each pay a fee that has been negotiated with the relevant client, a portion of which may be shared with the client.
Artist Nation. Our Artist Nation segment primarily provides management services to music artists and other clients in exchange for a commission on the earnings of these artists. Our Artist Nation segment also creates and sells merchandise for music artists at live performances, to retailers and directly to consumers via the internet. During 2015, our Artist Nation business generated approximately $434 million, or 6.0%, of our total revenue. Revenue earned from our Artist Nation segment is impacted to a large degree by the touring schedules of the artists we represent and generally we experience higher revenue during the second and third quarters as the period from May through October tends to be a popular time for touring events.
Sponsorship & Advertising. Our Sponsorship & Advertising segment employs a sales force that creates and maintains relationships with sponsors through a combination of strategic, international, national and local opportunities that allow businesses to reach customers through our concerts, venue, artist relationship and ticketing assets, including advertising on our websites. We drive increased advertising scale to further monetize our concerts platform through rich media offerings including advertising associated with live streaming and music-related original content. We work with our corporate clients to help create marketing programs that drive their business goals and connect their brands directly with fans and artists. We also develop, book and produce custom events or programs for our clients’ specific brands which are typically experienced exclusively by the clients’ consumers. These custom events can involve live music events with talent and media, using both online and traditional outlets. During 2015, our Sponsorship & Advertising business generated approximately $334 million, or 4.6%, of our total revenue. We typically experience higher revenue in the second and third quarters as a large portion of sponsorships are typically associated with our outdoor venues and festivals which are primarily used in or occur from May through October.
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

•
Arenas—Arenas are indoor venues that are used as multi-purpose facilities, often housing local sports teams. Arenas typically have between 5,000 and 20,000 seats. Because they are indoors, they are able to offer amenities that other similar-sized outdoor venues cannot, such as luxury suites and premium club memberships. As a result, we believe they are popular for higher-priced concerts aimed at audiences willing to pay for these amenities.

•
Theaters—Theaters are indoor venues that are built primarily for music events, but may include theatrical performances. These venues typically have a capacity of between 1,000 and 6,500. Because these venues have a smaller capacity than an amphitheater, they do not offer as much economic upside on a per show basis. However, because theaters can be used year-round, unlike most amphitheaters, they can generate annual profits similar to those of an amphitheater. Theaters represent less risk to concert promoters because they have lower fixed costs associated with hosting a concert and may provide a more appropriately-sized venue for developing artists and more artists in general.

•
Clubs—Clubs are indoor venues that are built primarily for music events, but may also include comedy clubs. These venues typically have a capacity of less than 1,000 and often without full fixed seating. Because of their small size, they do not offer as much economic upside, but they also represent less risk to a concert promoter because they have lower fixed costs associated with hosting a concert and also may provide a more appropriately-sized venue for developing artists. Clubs can also be used year-round and can therefore generate higher profits for the year, even though per show profits are lower.

•
House of Blues—House of Blues venues are our branded indoor venues that can offer customers an integrated live music and dining experience. The live music halls are specially designed to provide optimum acoustics and typically can accommodate between 1,000 to 2,000 guests. A full-service restaurant and bar is often located adjacent to the live music hall. We believe that the high quality of the food, service and unique atmosphere in our restaurants attracts customers to these venues independently from an entertainment event and generates a significant amount of repeat business from local customers.

•
Festival Sites—Festival sites are outdoor locations used primarily in the summer season to stage large single-day or multi-day concert events featuring several artists on multiple stages. Depending on the location, festival site capacities can range from 10,000 to over 100,000 per day. We believe they are popular because of the value provided to the fan by packaging several artists together for an event. While festival sites only host a few events each year, they can provide higher operating income because we are able to generate income from many different services provided at the event and they have lower costs associated with producing the event and maintaining the site.

The following table summarizes the number of venues by type that we owned, leased, operated, had exclusive booking rights for or had an equity interest in as of December 31, 2015:

Venue Type	Capacity	Owned	Leased	Operated	Exclusive Booking Rights	Equity Interest	Total

Stadium	More than 30,000	—	—	—	1	—	1
Amphitheater	5,000 - 30,000	8	27	7	10	—	52
Arena	5,000 - 20,000	1	4	3	2	—	10
Theater	1,000 - 6,500	7	34	5	14	1	61
Club	Less than 1,000	3	13	1	10	—	27
House of Blues	1,000 - 2,000	2	9	—	—	—	11
Festival Site	N/A	3	2	—	—	—	5
Total venues in operation		24	89	16	37	1	167

Venues currently under construction		—	3	—	—	—	3
Venues not currently in operation		2	3	—	—	—	5

Total venues in operation by location:
North America		17	65	11	37	1	131
International		7	24	5	—	—	36
Competition
Competition in the live entertainment industry is intense. We believe that we compete primarily on the basis of our ability to deliver quality music events, sell tickets and provide enhanced fan and artist experiences. We believe that our primary strengths include:

•	the quality of service delivered to our artists, fans, ticketing clients and corporate sponsors;

•	our track record in promoting and producing live music events and tours both domestically and internationally;

•	artist relationships;

•	our global footprint;

•	ticketing software and services;

•	our ecommerce site and associated database;

•	distribution platform (venues);

•	the scope and effectiveness in our expertise of advertising and sponsorship programs; and

•	our financial stability.
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
Some of our competitors in the live music industry are Anschutz Entertainment Group, or AEG, Another Planet Entertainment, Jam Productions, Ltd., Bowery Presents, I.M.P. and SFX Entertainment, in addition to numerous smaller regional companies and various casinos and venues in North America, Europe, Asia, and Australia. AEG operates under a number of different names including AEG Live, Concerts West, Goldenvoice and The Messina Group. Some of our competitors in the live music industry have a stronger presence in certain markets, have access to other sports and entertainment venues and may have greater financial resources in those markets, which may enable them to gain a greater competitive advantage in relation to us.
In markets where we own or operate a venue, we compete with other venues to serve artists likely to perform in that general region. Consequently, touring artists have various alternatives to our venues when scheduling tours. Our main competitors in venue management include SMG, AEG, The Madison Square Garden Company and The Nederlander Organization, in addition to numerous smaller regional companies in North America and Europe. Some of our competitors in venue management have a greater number of venues in certain markets and may have greater financial resources in those markets.
The ticketing services industry includes the sale of tickets primarily through online and mobile channels, but also through telephone and ticket outlets. As online and mobile ticket purchases increase, related ticketing costs generally decrease, which has made it easier for technology-based companies to offer primary ticketing services and standalone, automated ticketing systems that enable venues to perform their own ticketing services or utilize self-ticketing systems. In the online environment, we compete with other websites, online event sites and ticketing companies to provide event information, sell tickets and provide other online services such as fan clubs and artist websites.
We experience competition from other national, regional and local primary ticketing service providers to secure new venues and to reach fans for events. Resale, or secondary, ticketing services and the consolidation of the resale industry, which historically had been more fragmented and consisted of a significant number of local resellers with limited inventory selling through traditional storefronts, has created more aggressive buying of primary tickets whereby certain brokers are using automated internet “bot” technology to attempt to buy the best tickets when they go on sale despite prohibition on such actions. The internet allows fans and other ticket resellers to reach a vastly larger audience through the aggregation of inventory on online resale websites and marketplaces, and provides consumers with more convenient access to tickets for a larger number and greater variety of events. We also face significant and increasing competition from companies that sell self-ticketing systems, as well as from venues that choose to integrate self-ticketing systems into their existing operations or acquire primary ticketing service providers. Our main competitors include primary ticketing companies such as Tickets.com, AXS, Paciolan, Inc. and CTS Eventim AG, online and event companies such as Eventbrite, eTix and Ticketfly and secondary ticketing companies such as StubHub.
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
We are required to comply with federal, state and international laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and user data, an area that is increasingly subject to legislation and regulations in numerous jurisdictions around the world.
From time to time, governmental bodies have proposed legislation that could have an effect on our business. For example, some legislatures have proposed laws in the past that would impose potential liability on us and other promoters and producers of live music events for entertainment taxes and for incidents that occur at our events, particularly relating to drugs and alcohol. More recently, some jurisdictions have proposed legislation that would restrict ticketing methods or mandate ticket inventory disclosure.
In addition, we and our venues are subject to extensive environmental laws and regulations relating to the use, storage, disposal, emission and release of hazardous and non-hazardous substances, as well as zoning and noise level restrictions which may affect, among other things, the hours of operations of and the type of events we can produce at our venues.

Intellectual Property
We create, own and distribute intellectual property worldwide. It is our practice to protect our trademarks, brands, copyrights, patents and other original and acquired works, ancillary goods and services. Our trademarks include, among others, the marks “Live Nation,” “Ticketmaster,” “House of Blues” and “The Fillmore,” and their corresponding logos. We have registered many of our trademarks in numerous foreign countries. We believe that our trademarks and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our services. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights.
Employees
As of December 31, 2015, we had approximately 7,700 full-time employees, including 5,000 in North America and 2,700 international employees, of which approximately 7,500 were employed in our operations departments and approximately 200 were employed in our corporate group.
Our staffing needs vary significantly throughout the year. Therefore, we also employ part-time and/or seasonal employees, primarily for our live music venues and festivals. As of December 31, 2015, we employed approximately 9,000 seasonal and/or part-time employees and during peak seasonal periods, particularly in the summer months, we employed as many as 19,300 seasonal employees in 2015. The stagehands at some of our venues and other employees are subject to collective bargaining agreements. Our union agreements typically have a term of three years and thus regularly expire and require negotiation in the course of our business. We believe that we enjoy good relations with our employees and other unionized labor involved in our events, and there have been no significant work stoppages in the past three years. Upon the expiration of any of our collective bargaining agreements, however, we may be unable to renegotiate on terms favorable to us, and our business operations at one or more of our facilities may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating our collective bargaining agreements. In addition, our business operations at one or more of our facilities may also be interrupted as a result of labor disputes by outside unions attempting to unionize a venue even though we do not have unionized labor at that venue currently. A work stoppage at one or more of our owned or operated venues or at our promoted events could have a material adverse effect on our business, results of operations and financial condition. We cannot predict the effect that a potential work stoppage will have on our results of operations.
Executive Officers
Set forth below are the names, ages and current positions of our executive officers and other significant employees as of February 19, 2016.

Name	Age	Position

Michael Rapino	50	President, Chief Executive Officer and Director
Ron Bension	61	President–HOB Entertainment
Joe Berchtold	51	Chief Operating Officer
Mark Campana	58	Co-President–North America Concerts
Brian Capo	49	Chief Accounting Officer
Arthur Fogel	62	Chairman–Global Music and President–Global Touring
John Hopmans	57	Executive Vice President–Mergers and Acquisitions and Strategic Finance
John Reid	54	President–Live Nation Europe Concerts
Alan Ridgeway	49	President–International and Emerging Markets
Bob Roux	58	Co-President–North America Concerts
Michael Rowles	50	General Counsel and Secretary
Jared Smith	38	President–Ticketmaster North America
Russell Wallach	50	President–Sponsorships
Kathy Willard	49	Chief Financial Officer
Mark Yovich	41	President–Ticketmaster International
Jordan Zachary	33	Chief Strategy Officer
David Zedeck	51	President–Global Talent and Artist Development
Michael Rapino is our President and Chief Executive Officer and has served in this capacity since August 2005. He has also served on our board of directors since December 2005. Mr. Rapino has worked for us or our predecessors since 1999.

Ron Bension is President of our HOB Entertainment division and has served in this capacity since November 2010. Prior to that, Mr. Bension served as Chief Executive Officer for TicketsNow, a division of Ticketmaster, since joining us in January 2010.
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
Alan Ridgeway is President of our International and Emerging Markets division and has served in this capacity since November 2011. Prior to that, Mr. Ridgeway was Chief Executive Officer of our International division from September 2007 to October 2011. Mr. Ridgeway has worked for us or our predecessors since 2002.
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
Russell Wallach is President of our Sponsorships division and has served in this capacity since July 2006. Mr. Wallach has worked for us or our predecessors since 1996.
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
Jordan Zachary is our Chief Strategy Officer and has served in this capacity since joining us in April 2015. Prior to that, Mr. Zachary was most recently a Managing Director of The Raine Group, after joining them in 2009.
David Zedeck is President of Global Talent and Artist Development for our Concerts group and has served in this capacity since joining us in July 2013. Prior to that, Mr. Zedeck was a music agent, most recently spending eight years at Creative Artists Agency.
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
The live music business is uniquely dependent upon personal relationships, as promoters and executives within live music companies such as ours leverage their existing network of relationships with artists, agents and managers in order to secure the rights to the live music tours and events which are critical to our success. Due to the importance of those industry contacts to our business, the loss of any of our promoters, officers or other key personnel could adversely affect our business. Similarly, the artist management business is dependent upon the highly personalized relationship between a manager and an artist, and the loss of a manager may also result in a loss of the artist represented by the manager, which could adversely affect our business. Although we have entered into long-term agreements with many of those individuals described above to protect our interests in those relationships, we can give no assurance that all or any of these key employees or managers will remain with us or will retain their associations with key business contacts, including musical artists.
The success of our ticketing business depends, in significant part, on our ability to maintain and renew relationships with existing clients and to establish new client relationships. We anticipate that, for the foreseeable future, the substantial majority of our Ticketing segment revenue will be derived from both online and mobile as well as direct sales of tickets. We also expect that revenue from primary ticketing services, which consist primarily of per ticket convenience charges and per order “order processing” fees, will continue to comprise the substantial majority of our Ticketing segment revenue. We cannot provide assurances that we will be able to maintain existing client contracts, or enter into or maintain new client contracts, on acceptable terms, if at all, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations.
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
Our businesses are in highly competitive industries, and we may not be able to maintain or increase our current revenue due to such competition. The live music industry competes with other forms of entertainment for consumers’ discretionary spending and within this industry we compete with other venues to book artists, and, in the markets in which we promote music concerts, we face competition from other promoters and venue operators. Our competitors compete with us for key employees who have relationships with popular music artists and who have a history of being able to book such artists for concerts and tours. These competitors may engage in more extensive development efforts, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential artists. Due to increasing artist influence and competition to attract and maintain artist clients, we may enter into agreements on terms that are less favorable to us, which could negatively impact our financial results. Our competitors may develop services, advertising options or music venues that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. It is possible that new competitors may emerge and rapidly acquire significant market share.
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
In the secondary ticket sales market, we have restrictions on our business that are not faced by our competitors, which restrictions include those that are self-imposed, imposed as a result of agreements entered into with the FTC and the Attorneys General of several individual states, and statutory. These restrictions include: restrictions on linking from our page on the www.ticketmaster.com website that informs consumers that no tickets were found in response to their ticket request to our resale ticketing options without first obtaining approval from the State of New Jersey as to any material changes to our current linking practices; a restriction on using or allowing our affiliates to use domain names that, among other things, contain the unique names of venues, sports teams or performers, or contain names that are substantially similar to or are misspelled versions of same; a requirement to clearly and conspicuously disclose on any resale website owned by us or on any primary ticketing website where a link or redirect to such a resale website is posted that it is a resale website and ticket prices often exceed the ticket’s original price; and a requirement to make certain clear and conspicuous disclosures and in certain instances to create separate listings when a ticket being offered for resale is not “in-hand” as well as a requirement to monitor and enforce the compliance of third parties offering tickets on our websites with such disclosure requirements. Our competitors in the secondary ticket sales market are not, to our knowledge, bound by similar restrictions. As a result, our ability to effectively compete in the secondary ticket sales market may be adversely affected, which could in turn adversely affect our business, financial condition and results of operations.
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

•
technological changes and innovations that we are unable to adopt or are late in adopting that offer more attractive entertainment alternatives than we or other live entertainment providers currently offer, which may lead to a reduction in attendance at live events, a loss of ticket sales or to lower ticket fees; and

•	other entertainment options available to our audiences that we do not offer.
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
Due to the internet-based nature of a significant portion of our ticketing and other businesses, we process, store, use and disclose large amounts of data, including personal information, for our customers. Any penetration of network security or other misappropriation or misuse of personal consumer information and data, including credit card information, could cause interruptions in our operations and subject us to increased costs, litigation and other liabilities. Network security issues could lead to claims against us for others’ misuse of personal information, such as for credit card fraud or identity theft, which could result in litigation and financial liabilities, as well as administrative action from governmental authorities. In addition, security breaches or the inability to protect our data could lead to increased incidents of ticketing fraud and counterfeit tickets. Security breaches could also significantly damage our reputation with consumers, ticketing clients and other third parties and impose significant costs related to remediation efforts, such as credit or identity theft monitoring or repair costs for impacted customers. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, such measures cannot provide absolute security or certainty. It is possible that advances in computer capabilities, new discoveries, undetected fraud, inadvertent violations of company policies or procedures or other developments could result in a compromise of information or a breach of the technology and security processes that are used to protect consumer transaction data. Recently, large retailers and website operators have been the victims of targeted security breaches resulting in the disclosure and/or misappropriation of large amounts of customer data, including credit card information. We have expended significant capital and other resources to protect against and remedy any such potential security breaches and their consequences, including the establishment of a dedicated cybersecurity organization within our larger technology environment, and will be required to continue to do so in the future. We also face risks associated with security breaches affecting third parties with which we are affiliated or with which we otherwise conduct business. Consumers are generally concerned with security and privacy of the internet, and any publicized security problems affecting our businesses and/or those of third parties may discourage consumers from doing business with us, which could have an adverse effect on our business, financial condition and results of operations.
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
We provide services in various jurisdictions abroad through a number of brands and businesses that we own and operate, as well as through joint ventures, and we expect to continue to expand our international presence. We face, and expect to continue to face, additional risks in the case of our existing and future international operations, including:

•
political instability, adverse changes in diplomatic relations and unfavorable economic and business conditions in the markets in which we currently have international operations or into which we may expand, particularly in the case of emerging markets;

•
more restrictive or otherwise unfavorable government regulation of the live entertainment and ticketing industries, which could result in increased compliance costs and/or otherwise restrict the manner in which we provide services and the amount of related fees charged for such services;

•	limitations on the enforcement of intellectual property rights;

•	limitations on the ability of foreign subsidiaries to repatriate profits or otherwise remit earnings;

•	adverse tax consequences due both to the complexity of operating across multiple tax regimes as well as changes in, or new interpretations of, international tax treaties and structures;

•	expropriations of property and risks of renegotiation or modification of existing agreements with governmental authorities;

•	diminished ability to legally enforce our contractual rights in foreign countries;

•	limitations on technology infrastructure, which could limit our ability to migrate international operations to a common ticketing system;

•	lower levels of internet usage, credit card usage and consumer spending in comparison to those in the United States; and

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
In foreign countries in which we operate, a risk exists that our employees, contractors or agents could, in contravention of our policies, engage in business practices prohibited by applicable United States laws and regulations, such as the United States Foreign Corrupt Practices Act, as well as the laws and regulations of other countries prohibiting corrupt payments to government officials such as the United Kingdom Bribery Act 2010. We maintain policies prohibiting such business practices and have in place global anti-corruption compliance programs designed to ensure compliance with these laws and regulations. Nevertheless, the risk remains that one or more of our employees, contractors or agents, including those based in or from countries where practices that violate such United States laws and regulations or the laws and regulations of other countries may be customary, as well as those associated with newly-acquired businesses, will engage in business practices that are prohibited by our policies, circumvent our compliance programs and, by doing so, violate such laws and regulations. Any such violations, even if prohibited by our internal policies, could result in fines, criminal sanctions against us and/or our employees, prohibitions on the conduct of our business and damage to our reputation, which could adversely affect our business, financial condition and results of operations.
We are subject to extensive governmental regulation, and our failure to comply with these regulations could adversely affect our business, financial condition and results of operations.
Our operations are subject to federal, state and local statutes, rules, regulations, policies and procedures, both domestically and internationally, which are subject to change at any time, governing matters such as:

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
A decline in attendance at or reduction in the number of live entertainment, sporting and leisure events may have an adverse effect on our revenue and operating income. In addition, during periods of economic slowdown and recession, many consumers have historically reduced their discretionary spending and advertisers have reduced their advertising expenditures. The impact of economic slowdowns on our business is difficult to predict, but they may result in reductions in ticket sales, sponsorship opportunities and our ability to generate revenue. The risks associated with our businesses may become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in attendance at live entertainment, sporting and leisure events. Many of the factors affecting the number and availability of live entertainment, sporting and leisure events are beyond our control. For instance, certain sports leagues have experienced labor disputes leading to threatened or actual player lockouts. Any such lockouts that result in shortened or canceled seasons would adversely impact our business to the extent that we provide ticketing services to the affected teams both due to the loss of games and ticketing opportunities as well as the possibility of decreased attendance following such a lockout due to adverse fan reaction.
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
Because we own assets overseas and derive revenue from our international operations, we may incur currency translation losses or gains due to changes in the values of foreign currencies relative to the United States Dollar. We cannot predict the effect of exchange rate fluctuations upon future operating results. For the year ended December 31, 2015, our international operations accounted for approximately 30% of our revenue. We cannot predict the future relationship between the United States Dollar and the currencies used by our international businesses, principally the British Pound, Euro, Australian Dollar and Canadian Dollar. We experienced foreign exchange rate operating losses of $24.5 million, $6.2 million and $0.4 million for the years ended 2015, 2014 and 2013, respectively, which had a negative impact on our operating income. See Item 7A—Quantitative and Qualitative Disclosures about Market Risk.

Unfavorable outcomes in legal proceedings may adversely affect our business and operating results.
Our results may be affected by the outcome of pending and future litigation. Unfavorable rulings in our legal proceedings, including those described in Note 6—Commitments and Contingent Liabilities to our consolidated financial statements, may have a negative impact on us that may be greater or smaller depending on the nature of the rulings. In addition, we are currently, and from time to time in the future may be, subject to various other claims, investigations, legal and administrative cases and proceedings (whether civil or criminal) or lawsuits by governmental agencies or private parties, as further described in the immediately preceding risk factor. If the results of these investigations, proceedings or suits are unfavorable to us or if we are unable to successfully defend against third-party lawsuits, we may be required to pay monetary damages or may be subject to fines, penalties, injunctions or other censure that could have a material adverse effect on our business, financial condition and results of operations. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could harm our business, financial condition and results of operations.
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
In addition, acquisitions involve inherent risks which, if realized, could adversely affect our business and results of operations, including those associated with:

•
integrating the operations, financial reporting, technologies and personnel of acquired companies, including establishing and maintaining a system of internal controls appropriate for a public company environment;

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
The occurrence and threat of extraordinary events, such as terrorist attacks, intentional or unintentional mass-casualty incidents, public health concerns such as contagious disease outbreaks, natural disasters or similar events, may deter artists from touring and/or substantially decrease the use of and demand for our services and the attendance at live music events, which may decrease our revenue or expose us to substantial liability. The terrorism and security incidents in the past, military actions in foreign locations and periodic elevated terrorism alerts have raised numerous challenging operating factors, including public concerns regarding air travel, military actions and additional national or local catastrophic incidents, causing a nationwide disruption of commercial and leisure activities.
Following recent and past terrorism events, including those that directly targeted music venues, some artists refused to travel or book tours, which adversely affected our business. Attendance at events may decline due to fears over terrorism and contagious disease outbreaks, which could adversely impact our operating results. The occurrence or threat of future terrorist attacks, military actions by the United States or others, contagious disease outbreaks, natural disasters such as earthquakes and severe floods or similar events cannot be predicted, and their occurrence can be expected to negatively affect the economies of the United States and other foreign countries where we do business, as well as our operating results.
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
We believe our financial results and cash needs will vary greatly from quarter to quarter and year to year depending on, among other things, the timing of tours, tour cancellations, event ticket on-sales, capital expenditures, seasonal and other fluctuations in our operating results, the timing of guaranteed payments and receipt of ticket sales and fees, financing activities, acquisitions and investments and receivables management. Because our results may vary significantly from quarter to quarter and year to year, our financial results for one quarter or year cannot necessarily be compared to another quarter or year and may not be indicative of our future financial performance in subsequent quarters or years. Typically, we experience our lowest financial performance in the first and fourth quarters of the calendar year as our outdoor venues are primarily used, and our festivals primarily occur, during May through October. In addition, the timing of tours of top grossing acts can impact comparability of quarterly results year over year and potentially annual results. The timing of event on-sales by our ticketing clients can also impact this comparability. In addition, the seasonality of our businesses could create cash flow management risks if we do not adequately anticipate and plan for periods of decreased activity, which could negatively impact our ability to execute on our strategy, which in turn could harm our results of operations.
The following table sets forth our operating income (loss) for the last eight fiscal quarters:

Fiscal Quarter Ended	Operating income (loss)
(in thousands)

March 31, 2014	$(12,308)
June 30, 2014	$55,686
September 30, 2014	$150,604
December 31, 2014	$(186,818)
March 31, 2015	$(23,935)
June 30, 2015	$42,245
September 30, 2015	$153,510
December 31, 2015	$(40,448)
There is the risk of personal injuries and accidents in connection with our live music events, which could subject us to personal injury or other claims and increase our expenses, as well as reduce attendance at our live music events, causing a decrease in our revenue.
There are inherent risks involved with producing live music events. As a result, personal injuries and accidents have, and may, occur from time to time, which could subject us to claims and liabilities for personal injuries. Incidents in connection with our live music events at any of our venues or festival sites that we own or rent could also result in claims, reducing operating income or reducing attendance at our events, which could cause a decrease in our revenue. We have been subject to wrongful death claims and are currently subject to other litigation. In addition, while we have security protocols in place at our events, illegal drug use or alcohol consumption at our events could result in negative publicity, adverse consequences (including illness, injury or death) to the persons engaged in such activities or others, and litigation against us. While we maintain insurance policies that provide coverage within limits that are sufficient, in management’s judgment, to protect us from material financial loss for personal injuries sustained by persons at our venues or events or accidents in the ordinary course of business, there can be no assurance that such insurance will be adequate at all times and in all circumstances.
We may fail to adequately protect our intellectual property rights or may be accused of infringing upon intellectual property rights of third parties.
We regard our intellectual property rights, including patents, service marks, trademarks and domain names, copyrights, trade secrets and similar intellectual property as critical to our success. We also rely heavily upon software codes, informational databases and other components that make up our products and services.
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
We have generally registered and continue to apply to register, or secure by contract when appropriate, our trademarks and service marks as they are developed and used, and reserve and register domain names as we deem appropriate. We consider the protection of our trademarks to be important for purposes of brand maintenance and reputation. While we vigorously protect our trademarks, service marks and domain names, effective trademark protection may not be available or may not be sought in every country in which we operate, and contractual disputes may affect the use of marks governed by private contract. Similarly, not every variation of a domain name may be available or be registered, even if available. Our failure to protect our intellectual property rights successfully or challenges to related contractual rights could result in erosion of brand names and limit our ability to control marketing on or through the internet using our various domain names or otherwise, which could adversely affect our business, financial condition and results of operations.
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
We currently secure insurance programs to address our various risks with terms, conditions and costs that are appropriate for Live Nation’s business. However, heightened concerns and challenges regarding property, casualty, liability, business interruption and other insurance coverage have resulted from terrorist and related security incidents along with varying weather-related conditions and incidents. As a result, we may experience increased difficulty obtaining high policy limits of coverage at a reasonable cost, including coverage for acts of terrorism, cyber attacks, weather-related damage and other perils associated with our operations. We have a material investment in property and equipment at each of our venues, which are generally located near major cities and which hold events typically attended by a large number of fans. We also have a significant investment in technology including our ticketing systems. At December 31, 2015, we had property and equipment with a net book value of $731.3 million.
Damage and/or disruption to operational, geographical and situational factors, among others, may result in significant increases in insurance premium costs and difficulties obtaining sufficiently high policy limits with premiums and deductibles that we believe to be reasonable. We cannot assure you that future increases in insurance costs and difficulties obtaining high policy limits will not adversely impact our profitability, thereby possibly impacting our operating results and growth.
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
We cannot guarantee that our insurance policy coverage limits, including insurance coverage for property, casualty, liability, artists and business interruption losses and acts of terrorism, would be adequate under the circumstances should one or multiple events occur at or near any of our business locations, or that our insurers would have adequate financial resources to sufficiently or fully pay our related claims or damages. We cannot guarantee that adequate coverage limits will be available, offered at a reasonable cost, or offered by insurers with sufficient financial soundness. The occurrence of such an incident or incidents affecting any one or more of our business facilities could have a material adverse effect on our financial position and future results of operations if asset damage and/or company liability were to exceed insurance coverage limits or if an insurer were unable to sufficiently or fully pay our related claims or damages.
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
As of December 31, 2015, our total indebtedness, excluding unamortized debt discounts and debt issuance costs of $41.4 million and including debt premium of $6.0 million was $2.1 billion. Our available borrowing capacity under the revolving portion of our senior secured credit facility at that date was $258.9 million, with outstanding letters of credit of $76.1 million. We may also incur significant additional indebtedness in the future.
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
As of December 31, 2015, $42.5 million of our total indebtedness (excluding interest, premium and unamortized debt discount and debt issuance costs) is due in 2016, $404.6 million is due in the aggregate in 2017 and 2018, $1.4 billion is due in the aggregate in 2019 and 2020 and $273.6 million is due thereafter. In addition, as of December 31, 2015, we had $2.1 billion in operating lease commitments, of which $148.5 million is due in 2016 and $144.1 million is due in 2017. All long-term debt without a stated maturity date is considered current and is reflected here as due in 2016. See the table in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments—Firm Commitments.
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
None.
ITEM 2.    PROPERTIES
As of December 31, 2015, we own, operate or lease 93 entertainment venues and 130 other facilities, including office leases, throughout North America and 36 entertainment venues and 90 other facilities internationally. We believe our venues and facilities are generally well-maintained and in good operating condition and have adequate capacity to meet our current business needs. We have a lease ending June 30, 2020 for our corporate headquarters in Beverly Hills, California, used primarily by our executive group and certain of our domestic operations management staff.
Our leases are for varying terms ranging from monthly to multi-year. These leases can typically be for terms of 3 to 5 years for our office leases and 10 to 20 years for our venue leases, and many include renewal options. There is no significant concentration of venues under any one lease or subject to negotiation with any one landlord. We believe that an important part of our management activity is to negotiate suitable lease renewals and extensions.
ITEM 3.     LEGAL PROCEEDINGS
Information regarding our legal proceedings can be found in Part II—Financial Information—Item 8. Financial Statements and Supplementary Data—Note 6—Commitments and Contingent Liabilities.

PART II—FINANCIAL INFORMATION
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock was listed on the New York Stock Exchange under the symbol “LYV” beginning on December 21, 2005. There were 3,984 stockholders of record as of February 19, 2016. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table presents the high and low sales prices of our common stock on the New York Stock Exchange during the calendar quarter indicated.

	Common Stock Market Price
	High	Low
2014
First Quarter	$24.80	$19.75
Second Quarter	$24.71	$19.61
Third Quarter	$25.28	$20.82
Fourth Quarter	$27.42	$21.14
2015
First Quarter	$26.79	$23.53
Second Quarter	$29.21	$24.98
Third Quarter	$27.91	$22.64
Fourth Quarter	$29.68	$23.46
Dividend Policy
Since the Separation and through December 31, 2015, we have not declared or paid any dividends. We presently intend to retain any future earnings to finance the expansion of our business and to make debt repayments as they become due. Therefore, we do not expect to pay any cash dividends in the foreseeable future. Moreover, the terms of our senior secured credit facility limit the amount of funds that we will have available to declare and distribute as dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of our board of directors in accordance with applicable laws after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, plans for expansion and contractual restrictions with respect to the payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA
The Selected Financial Data should be read in conjunction with Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands except per share data)
Results of Operations Data (1):
Revenue	$7,245,731	$6,866,964	$6,478,547	$5,819,047	$5,383,998
Operating income (loss) (2)	$131,372	$7,164	$139,660	$(21,639)	$18,337
Income (loss) before income taxes (2)	$6,353	$(99,820)	$(5,137)	$(132,161)	$(96,627)
Net loss attributable to common stockholders of Live Nation (3)	$(32,508)	$(90,807)	$(43,378)	$(163,227)	$(83,016)
Basic and diluted loss per common share available to common stockholders of Live Nation (4)	$(0.33)	$(0.49)	$(0.23)	$(0.88)	$(0.46)
Cash dividends per share	$—	$—	$—	$—	$—

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Balance Sheet Data (1):
Total assets	$6,156,241	$5,968,361	$5,668,360	$5,274,474	$5,050,812
Long-term debt, net (including current maturities)	$2,045,014	$2,043,400	$1,793,726	$1,723,673	$1,678,729
_________

(1)
Acquisitions and dispositions along with changes in foreign exchange rates can significantly impact the comparability of the historical consolidated financial data reflected in this schedule of Selected Financial Data.

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
Executive Overview
2015 is Live Nation’s 10th anniversary since becoming a publicly-traded company and the year included many exciting milestones. Our total revenue for the year was $7.2 billion, a record level for the company. All of our segments reported revenue growth for the fifth consecutive year as a result of both our highest level of attendance at our concerts and record ticket sales in our ticketing business. More than ever, we are seeing the unique power of the live concert experience and the importance of technology to enable fans around the world to connect with artists and each other. Our overall revenue in 2015 increased by $378.8 million on a reported basis as compared to last year, or $738.3 million, an 11% increase, without the impact of changes in foreign exchange rates. While all our segments contributed to this success, the increase was largely driven by growth in our Concerts segment due to an increase in the number of events and fans. Ticketing increased as well, with growth in concerts and sporting event ticket sales globally as well as the continued expansion of our resale business. Additionally, Sponsorship & Advertising again delivered strong growth over 2014 due to higher sales for our festivals as well as new partnerships in Australia and Asia. Higher artist management commissions and sports-related revenue in Artist Nation led to an increase in overall revenue for that segment as well. As the leading global live event and ticketing company, we believe that we are well-positioned to provide the best service to artists, teams, fans and venues and therefore drive growth across all our businesses. We believe that by leveraging our leadership position in the entertainment industry to reach fans through the live concert experience, we will sell more tickets and uniquely engage more advertising partners. By advancing innovation in ticketing technology, we will continue to improve the fan experience by offering increased and more diversified choices in an expanded ticketing marketplace. This gives us a compelling opportunity to grow our fan base and our results.
Our Concerts segment was the largest contributor to our overall revenue growth, with an increase of $238.1 million on a reported basis as compared to last year, or $498.7 million, an 11% increase, without the impact of changes in foreign exchange rates. The higher revenue was partially due to additional arena shows globally and an overall increase in attendance at arena shows this year. Some of the artists driving this increase included U2, Madonna, Maroon 5 and Ariana Grande. In addition, the ongoing expansion of our festival portfolio in North America drove growth in attendance for festival events with such well-known brands as Lollapalooza and Bonnaroo joining our roster. We continue to see great success in our European festivals such as Rock Werchter and Reading, as well as electronic events including Electric Daisy Carnival and Creamfields. Over 15 million fans attended our amphitheater shows throughout the year which is a record for Live Nation where Kid Rock, Luke Bryan and 5 Seconds of Summer played to sold out audiences over the summer. Our efforts to enhance our amphitheater onsite business got off to a great start in 2015 with our new food and beverage and point of sale partners offering more selections and a faster transaction process. In our international business, we saw growth in our new Asian markets - Thailand, Taiwan and Indonesia - while large tours by the popular Korean act Bigbang as well as Fleetwood Mac in Australia grew ticket revenue in our Pan-Asian business. This growth more than offset a decline in stadium activity in both North America and Europe which is a function of the mix of artists touring in the year. Our operating income for the year improved over 2014 largely due to the impact of the goodwill impairment in 2014 which was partially offset by higher depreciation and amortization in 2015. We will continue to look for expansion opportunities, both domestically and internationally, as well as ways to market our events more effectively, in order to continue to expand our fan base and geographic reach and to sell more tickets and onsite products.
Our Ticketing segment revenue for the year increased by $82.3 million on a reported basis as compared to last year, or $156.3 million, a 10% increase, without the impact of changes in foreign exchange rates. This increase was largely due to a 4% growth in primary ticket sales globally, driven by increased sales for concert and sporting events. As we continued to improve our platform and provide consumers with a broader range of secure ticketing options, visits to our websites increased by 10% in 2015 with nearly 60% of these visits occurring on mobile devices. Our resale business also grew during the year in North America, Europe and Australia, with gross transaction value, or GTV, improving by 32% on a reported basis year-over-year. Mobile continues to be an area of focus and innovation for us and in 2015, 21% of our total tickets were sold via mobile and tablet devices and our total mobile ticket sales increased by 20% year-over-year. Operating results for the year increased over 2015, largely as a result of strong primary ticket sales as well as our growing resale ticketing business. We will continue to implement new features to drive further expansion of mobile ticket transactions and invest in initiatives aimed at improving the ticket search, purchase and transfer process. As a result, we expect to attract more ticket buyers and enhance the overall fan and venue client experience.
Our Artist Nation segment revenue for the year increased by $44.8 million on a reported basis as compared to last year, or $51.4 million, a 13% increase, without the impact of changes in foreign exchange rates driven by higher management commissions and sports-related revenue. Artist Nation’s operating results were flat to 2014 as the impact of the goodwill impairment in 2014 was largely offset by higher investment in new business lines in 2015 as well as higher amortization associated with recent acquisitions. Our Artist Nation segment is focused on managing its existing clients as well as developing new relationships with top artists and extending the various services it provides.
Our Sponsorship & Advertising segment revenue for the year was up $33.4 million on a reported basis as compared to last year, or $51.6 million, a 17% increase, without the impact of changes in foreign exchange rates. Higher revenue resulted from new clients, increased festival sponsorships, and expansion of our business in Australia and Asia, all of which also increased our operating income. Our growth has been driven by the expansion of our festival footprint and engaging new sponsor clients with both our existing events and new brands added to our festival family. Operating income for the year improved by 5% on a reported basis which was driven by higher revenue, partially offset by the impact of changes in foreign exchange rates. We believe that our extensive on-site and online reach, global venue distribution network, artist relationships, ticketing operations and live entertainment content are the key to securing long-term sponsorship agreements with major brands, and we plan to expand these assets while extending further into new markets internationally.

We continue to be optimistic about the long-term potential of our company and are focused on the key elements of our business model: expand our concert platform, sell more tickets and invest in product improvements, grow resale ticket volume, grow sponsorship and advertising and drive artist management through our other core businesses.
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
Ticketing
Our Ticketing segment is primarily an agency business that sells tickets for events on behalf of our clients and retains a service charge for these services. We sell tickets through websites, mobile apps, ticket outlets and telephone call centers. Our ticketing sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon scheduling by our clients. We also offer ticket resale services, sometimes referred to as secondary ticketing, primarily through our integrated inventory platform, league/team platforms and other platforms internationally. Our Ticketing segment also manages our online activities including enhancements to our websites and product offerings. Through our websites, we sell tickets to our own events as well as tickets for our clients and provide event information. Revenue related to ticketing service charges is recognized when the ticket is sold except for our own events where our concert promoters control ticketing and then the revenue is deferred and recognized as the event occurs.
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
Artist Nation
Our Artist Nation segment primarily provides management services to music artists and other clients in exchange for a commission on the earnings of these artists. Our Artist Nation segment also creates and sells merchandise for music artists at live performances, to retailers and directly to consumers via the internet. Revenue earned from our Artist Nation segment is impacted to a large degree by the touring schedules of the artists we represent and generally we experience higher revenue during the second and third quarters as the period from May through October tends to be a popular time for touring events.
To judge the health of our Artist Nation segment, we primarily review the number of major clients represented. For business that is conducted in foreign markets, we also compare the operating results from our foreign operations to prior periods without the impact of foreign exchange rates.
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

Consolidated Results of Operations

	Year Ended December 31,			% Change 2015 vs 2014	% Change 2014 vs 2013
	2015	2014	2013
	(in thousands)
Revenue	$7,245,731	$6,866,964	$6,478,547	6%	6%
Operating expenses:
Direct operating expenses	5,196,473	4,919,969	4,680,507	6%	5%
Selling, general and administrative expenses	1,397,908	1,330,160	1,226,892	5%	8%
Depreciation and amortization	397,241	368,143	368,923	8%	—%
Goodwill impairment	—	134,961	—	*	*
Loss (gain) on disposal of operating assets	845	(4,494)	(38,259)	*	*
Corporate expenses	107,794	101,000	94,385	7%	7%
Acquisition transaction expenses	14,098	10,061	6,439	*	*
Operating income	131,372	7,164	139,660	*	(95)%
Operating margin	1.8%	0.1%	2.2%
Interest expense	102,881	106,312	111,659
Loss on extinguishment of debt	—	188	36,269
Interest income	(3,528)	(3,606)	(5,071)
Equity in earnings of nonconsolidated affiliates	(1,502)	(4,166)	(856)
Other expense, net	27,168	8,256	2,796
Income (loss) before income taxes	6,353	(99,820)	(5,137)
Income tax expense	22,122	4,630	30,878
Net loss	(15,769)	(104,450)	(36,015)
Net income (loss) attributable to noncontrolling interests	16,739	(13,643)	7,363
Net loss attributable to common stockholders of Live Nation	$(32,508)	$(90,807)	$(43,378)
_________

*	Percentages are not meaningful.

Key Operating Metrics

	Year Ended December 31,
	2015	2014	2013
Concerts (1)
Estimated events:
North America	16,854	15,948	15,580
International	8,665	6,853	7,270
Total estimated events	25,519	22,801	22,850
Estimated fans (rounded):
North America	43,753,000	40,092,000	37,954,000
International	19,704,000	18,485,000	21,527,000
Total estimated fans	63,457,000	58,577,000	59,481,000
Ticketing
Number of tickets sold (in thousands) (2)	160,476	153,744	148,852
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

(2)
The number of tickets sold includes primary tickets only. This metric includes tickets sold during the year regardless of event timing except for our own events where our concert promoters control ticketing which are reported as the events occur. The total number of tickets sold reported above for 2015, 2014 and 2013 excludes approximately 297 million, 300 million and 301 million, respectively, of estimated tickets sold using our Ticketmaster systems, through season seat packages and our venue clients’ box offices, for which we do not receive a fee.

Revenue
Our revenue increased $378.8 million, or 6%, during the year ended December 31, 2015 as compared to the prior year. The overall increase in revenue was primarily due to increases in our Concerts, Ticketing, Artist Nation and Sponsorship & Advertising segments of $238.1 million, $82.3 million, $44.8 million and $33.4 million, respectively. Excluding the decrease of approximately $359.5 million related to the impact of changes in foreign exchange rates, revenue increased $738.3 million, or 11%.
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
Direct operating expenses
Our direct operating expenses increased $276.5 million, or 6%, during the year ended December 31, 2015 as compared to the prior year. The overall increase in direct operating expenses was primarily due to increases in our Concerts, Ticketing and Artist Nation segments of $204.4 million, $45.4 million and $33.5 million, respectively. Excluding the decrease of approximately $264.7 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $541.2 million, or 11%.
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
Selling, general and administrative expenses
Our selling, general and administrative expenses increased $67.7 million, or 5%, during the year ended December 31, 2015 as compared to the prior year. The overall increase in selling, general and administrative expenses was primarily due to increases in our Concerts, Ticketing and Artist Nation segments of $23.9 million, $15.5 million and $22.1 million, respectively. Excluding the decrease of approximately $57.3 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $125.0 million, or 9%.
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
Depreciation and amortization
Depreciation and amortization increased $29.1 million, or 8%, during the year ended December 31, 2015 as compared to the prior year. The overall increase in depreciation and amortization was primarily due to increases in our Concerts and Artist Nation segments of $31.7 million and $11.6 million, respectively, partially offset by a decrease in our Ticketing segment of $20.8 million.
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

Goodwill impairment
In 2014, goodwill impairments of $117.0 million and $17.9 million were recorded in conjunction with our annual impairment tests related to the International Concerts reporting unit in the Concerts segment and the Artist Services (non-management) reporting unit in the Artist Nation segment, respectively. See “—Critical Accounting Policies and Estimates —Goodwill” for further discussion of the factors impacting this impairment. There were no impairment charges in 2015.
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
Loss on extinguishment of debt
We recorded a loss on extinguishment of debt of $36.3 million for the year ended December 31, 2013 in connection with the refinancing of the term loans under our senior secured credit facility and the redemption of our 8.125% senior notes in August 2013. These obligations were paid with proceeds from incremental term loans under our senior secured credit facility and the issuance of additional 7% senior notes. There were no significant gains or losses on extinguishment of debt recorded in 2015 and 2014.
Other expense, net
Other expense, net was $27.2 million, $8.3 million and $2.8 million for the years ended December 31, 2015, 2014 and 2013, respectively, and includes net foreign exchange rate losses of $35.3 million, $28.9 million and $2.8 million, respectively, primarily from revaluation of certain foreign currency denominated net assets or liabilities held internationally. The 2015 net loss was partially offset by remeasurement gains of $9.1 million recorded in connection with the consolidation of a festival promotion business, a ticketing company and an artist management business that were all previously accounted for as equity investments, due to the acquisition of additional interests in the companies. The 2014 net loss was partially offset by a remeasurement gain of $17.1 million recorded in connection with the consolidation of an artist management business that had been previously accounted for as an equity investment, due to a change in the governing agreements.
Income taxes
For the year ended December 31, 2015, we had a net tax expense of $22.1 million on income before income taxes of $6.4 million compared to a net tax expense of $4.6 million on a loss before income taxes of $99.8 million for 2014. In 2015, income tax expense consisted of $15.5 million related to tax expense for foreign entities and $6.4 million related to state and local income taxes. The net increase is due to an increase in earnings in our foreign tax jurisdictions along with lower reversals of valuation allowances in 2015.
For the year ended December 31, 2014, we had a net tax expense of $4.6 million on a loss before income taxes of $99.8 million compared to a net tax expense of $30.9 million on a loss before income taxes of $5.1 million for 2013. In 2014, income tax expense primarily consisted of $8.5 million related to tax expense for foreign entities and $7.0 million related to state and local income taxes partially offset by $12.9 million related to the reversal of valuation allowances in connection with certain acquisitions. The net decrease is due to a reduction in earnings in our foreign tax jurisdictions and the reversal of valuation allowances. These decreases were partially offset by increased state and local income taxes due to income in excess of available net operating loss carryforwards in certain states.
Net income (loss) attributable to noncontrolling interests
Net income (loss) attributable to noncontrolling interests increased $30.4 million to income of $16.7 million during the year ended December 31, 2015 as compared to the prior year primarily due to improved operating results from certain festival businesses and the portion of the 2014 goodwill impairment attributable to noncontrolling interests, partially offset by the prospective consolidation of an artist management company that occurred in 2014.
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

Concerts Results of Operations
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Year Ended December 31,			% Change 2015 vs 2014	% Change 2014 vs 2013
	2015	2014	2013
	(in thousands)
Revenue	$4,964,991	$4,726,877	$4,517,191	5%	5%
Direct operating expenses	4,220,963	4,016,540	3,829,991	5%	5%
Selling, general and administrative expenses	690,381	666,475	632,614	4%	5%
Depreciation and amortization	146,795	115,088	132,386	28%	(13)%
Goodwill impairment	—	117,013	—	*	*
Loss (gain) on disposal of operating assets	430	(2,954)	(38,927)	*	*
Acquisition transaction expenses	11,727	5,171	723	*	*
Operating loss	$(105,305)	$(190,456)	$(39,596)	45%	*
Operating margin	(2.1)%	(4.0)%	(0.9)%
Adjusted operating income **	$61,583	$50,547	$60,326	22%	(16)%
_______

*	Percentages are not meaningful.
**	AOI is defined and reconciled to operating income (loss) below.
Year Ended 2015 Compared to Year Ended 2014
Concerts revenue increased $238.1 million, or 5%, during the year ended December 31, 2015 as compared to the prior year. Excluding the decrease of $260.6 million related to the impact of changes in foreign exchange rates, revenue increased $498.7 million, or 11%, primarily due to more shows in our North America arenas and amphitheaters, touring events in Asia and Australia, and incremental revenue of $203.3 million from the acquisitions of various festival and concert promoters. These increases were partially offset by fewer shows in our North America stadiums.
Concerts direct operating expenses increased $204.4 million, or 5%, during the year ended December 31, 2015 as compared to the prior year. Excluding the decrease of $223.4 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $427.8 million, or 11%, primarily due to the show activity discussed above and incremental direct operating expenses of $169.9 million from the acquisitions discussed above.
Concerts selling, general and administrative expenses increased $23.9 million, or 4%, during the year ended December 31, 2015 as compared to the prior year. Excluding the decrease of $30.3 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $54.2 million, or 8%, primarily due to compensation costs associated with annual salary increases and higher headcount, higher valuation allowances and incremental expenses of $30.0 million from the acquisitions discussed above. These increases were partially offset by a reduction in rent expense.
Concerts depreciation and amortization increased $31.7 million, or 28%, during the year ended December 31, 2015 as compared to the prior year. Excluding the decrease of $5.0 million related to the impact of changes in foreign exchange rates, depreciation and amortization increased $36.7 million, or 32%, primarily due to higher amortization associated with certain revenue generating contracts due to the timing of artists touring, acceleration of depreciation and amortization associated with a change in the estimated useful lives of certain intangible assets, and leasehold improvements and incremental depreciation and amortization of $18.5 million from the acquisitions discussed above.
Concerts recorded a goodwill impairment of $117.0 million related to our international concerts business in the fourth quarter of 2014 in connection with our annual impairment test. There was no impairment charge recorded during 2015.
Concerts acquisition transaction expenses increased $6.6 million during the year ended December 31, 2015 as compared to the prior year primarily due to an increase in the fair value of a put option held by a third party to sell its noncontrolling interest in one of our subsidiaries to us.
The decreased operating loss for Concerts for the year ended December 31, 2015 was primarily driven by the 2014 goodwill impairment and higher bad debt reserves.

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
Concerts recorded a goodwill impairment of $117.0 million related to our international concerts business. The impairment was recorded in the fourth quarter of 2014 in connection with our annual impairment test.
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
Ticketing Results of Operations
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Year Ended December 31,			% Change 2015 vs 2014	% Change 2014 vs 2013
	2015	2014	2013
	(in thousands)
Revenue	$1,639,564	$1,557,254	$1,407,817	5%	11%
Direct operating expenses	808,697	763,280	672,221	6%	14%
Selling, general and administrative expenses	487,495	471,982	442,788	3%	7%
Depreciation and amortization	184,129	204,901	190,801	(10)%	7%
Loss (gain) on disposal of operating assets	26	(1,583)	(4)	*	*
Acquisition transaction expenses	988	1,381	245	*	*
Operating income	$158,229	$117,293	$101,766	35%	15%
Operating margin	9.7%	7.5%	7.2%
Adjusted operating income **	$346,463	$326,121	$298,121	6%	9%

_________________

*	Percentages are not meaningful.
**	AOI is defined and reconciled to operating income (loss) below.
Year Ended 2015 Compared to Year Ended 2014
Ticketing revenue increased $82.3 million, or 5%, during the year ended December 31, 2015 as compared to the prior year. Excluding the decrease of $74.0 million related to the impact of changes in foreign exchange rates, revenue increased $156.3 million, or 10%, primarily due to increased primary ticket volume, higher resale ticket fees driven by higher concerts and professional sports ticket sales and incremental revenue of $25.3 million from the acquisitions of various ticketing businesses.
Ticketing direct operating expenses increased $45.4 million, or 6%, during the year ended December 31, 2015 as compared to the prior year. Excluding the decrease of $35.6 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $81.0 million, or 11%, primarily due to royalties associated with the higher primary and resale ticket sales, the impact of a legal settlement received in 2014 and incremental direct operating expenses of $12.9 million from the acquisitions discussed above.
Ticketing selling, general and administrative expenses increased $15.5 million, or 3%, during the year ended December 31, 2015 as compared to the prior year. Excluding the decrease of $23.6 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $39.1 million, or 8%, primarily due to increased compensation costs associated with annual salary increases and higher headcount along with incremental expenses of $15.0 million from the acquisitions noted above.
Ticketing depreciation and amortization decreased $20.8 million, or 10%, during the year ended December 31, 2015 as compared to the prior year. Excluding the decrease of $5.7 million related to the impact of changes in foreign exchange rates, depreciation and amortization decreased $15.1 million, or 7%, primarily due to lower amortization associated with certain technology intangible assets that were fully amortized by the fourth quarter of 2014 and lower amortization associated with the 2014 impairment of certain indefinite-lived intangible assets. In 2014, we recorded impairment charges of $9.2 million associated with an indefinite-lived intangible trade name in connection with the decision to rebrand certain markets that were not currently using the Ticketmaster trade name along with the impairment of certain technology intangible assets as it was determined that the estimated undiscounted cash flows associated with the respective intangible asset were less than their carrying value. There were no impairment charges recorded in 2015.
Ticketing operating income increased for the year ended December 31, 2015 primarily due to increased primary and resale ticket sales and lower amortization partially offset by higher compensation costs, the legal settlement received in 2014 and the impact of changes in foreign exchange rates.
Year Ended 2014 Compared to Year Ended 2013
Ticketing revenue increased $149.4 million, or 11%, during the year ended December 31, 2014 as compared to the prior year. Excluding the decrease of $11.2 million related to the impact of changes in foreign exchange rates, revenue increased $160.6 million, or 11%, primarily due to increased primary ticket sales and fees along with higher domestic resale ticket fees driven by growth in concert and professional sports ticket sales as a result of the continued success of our TM+ resale product.
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
Ticketing depreciation and amortization increased $14.1 million, or 7%, during the year ended December 31, 2014 as compared to the prior year primarily due to increased depreciation from continued investment in our technology platform and higher amortization associated with the impairment of certain intangible assets. In 2014, we recorded impairment charges of $9.2 million associated with an indefinite-lived intangible trade name discussed above.
Ticketing operating income increased for the year ended December 31, 2014 primarily due to increased domestic primary and resale ticket revenue partially offset by higher compensation costs and increased depreciation and amortization.

Artist Nation Results of Operations
Our Artist Nation segment operating results were, and discussions of significant variances are, as follows:

	Year Ended December 31,			% Change 2015 vs 2014	% Change 2014 vs 2013
	2015	2014	2013
	(in thousands)
Revenue	$434,201	$389,437	$352,947	11%	10%
Direct operating expenses	245,781	212,302	218,113	16%	(3)%
Selling, general and administrative expenses	160,176	138,066	103,304	16%	34%
Depreciation and amortization	54,980	43,343	42,613	27%	2%
Goodwill impairment	—	17,948	—	*	*
Loss on disposal of operating assets	215	34	665	*	*
Acquisition transaction expenses	1,232	566	3	*	*
Operating loss	$(28,183)	$(22,822)	$(11,751)	(23)%	(94)%
Operating margin	(6.5)%	(5.9)%	(3.3)%
Adjusted operating income **	$33,162	$48,063	$32,084	(31)%	50%

_______

*	Percentages are not meaningful.
**	AOI is defined and reconciled to operating income (loss) below.
Year Ended 2015 Compared to Year Ended 2014
Artist Nation revenue increased $44.8 million, or 11%, during the year ended December 31, 2015 as compared to the prior year. Excluding the decrease of $6.6 million related to the impact of changes in foreign exchange rates, revenue increased $51.4 million, or 13%, primarily due to higher revenue in our management business and incremental revenue of $25.3 million from the acquisition or prospective consolidation of various artist management businesses. These increases were partially offset by lower tour merchandise sales.
Artist Nation direct operating expenses increased $33.5 million, or 16%, during the year ended December 31, 2015 as compared to the prior year. Excluding the decrease of $3.7 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $37.2 million, or 18%, primarily due to higher costs associated with the management business.
Artist Nation selling, general and administrative expenses increased $22.1 million, or 16%, during the year ended December 31, 2015 as compared to the prior year. Excluding the decrease of $2.0 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $24.1 million, or 17%, primarily due to higher compensation expense in the management business and incremental expenses of $14.2 million resulting from the acquisitions or prospective consolidations discussed above.
Artist Nation depreciation and amortization increased $11.6 million, or 27%, during the year ended December 31, 2015 as compared to the prior year due to incremental depreciation and amortization of $11.2 million resulting from the acquisitions or prospective consolidations discussed above.
Artist Nation recorded a goodwill impairment of $17.9 million related to our artist services (non-management) business in the fourth quarter of 2014 in connection with our annual impairment test.
The operating loss for Artist Nation for the year ended December 31, 2015 was relatively unchanged from 2014 as improved results in our management business and the impact from the 2014 goodwill impairment were offset by higher compensation costs.
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
Artist Nation recorded a goodwill impairment of $17.9 million related to our artist services (non-management) business. The impairment was recorded in the fourth quarter of 2014 in connection with our annual impairment test.
The increased operating loss for Artist Nation for the year ended December 31, 2014 was primarily driven by the goodwill impairment. This was partially offset by higher management commissions and the acquisition or prospective consolidation of various artist management companies.
Sponsorship & Advertising Results of Operations
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Year Ended December 31,			% Change 2015 vs 2014	% Change 2014 vs 2013
	2015	2014	2013
	(in thousands)
Revenue	$333,726	$300,279	$284,692	11%	5%
Direct operating expenses	47,760	37,973	45,021	26%	(16)%
Selling, general and administrative expenses	57,681	50,292	45,618	15%	10%
Depreciation and amortization	9,932	4,281	2,351	*	82%
Acquisition transaction expenses	—	—	64	*	*
Operating income	$218,353	$207,733	$191,638	5%	8%
Operating margin	65.4%	69.2%	67.3%
Adjusted operating income **	$229,859	$213,410	$194,807	8%	10%
_______

*	Percentages are not meaningful.
**	AOI is defined and reconciled to operating income (loss) below.
Year Ended 2015 Compared to Year Ended 2014
Sponsorship & Advertising revenue increased $33.4 million, or 11%, during the year ended December 31, 2015 as compared to the prior year. Excluding the decrease of $18.2 million related to the impact of changes in foreign exchange rates, revenue increased $51.6 million, or 17%, primarily due to increased festival activity, new sponsorship programs in North America and incremental revenue of $26.5 million from the acquisition of various festival and concert businesses.
Sponsorship & Advertising direct operating expenses increased $9.8 million, or 26%, during the year ended December 31, 2015 as compared to the prior year. Excluding the decrease of $2.0 million related to the impact of changes in foreign exchange rates, direct operating expenses increased $11.8 million, or 31%, primarily due to higher fulfillment costs associated with the new sponsorship programs.
Sponsorship & Advertising selling, general and administrative expenses increased $7.4 million, or 15%, during the year ended December 31, 2015 as compared to the prior year. Excluding the decrease of $1.4 million related to the impact of changes in foreign exchange rates, selling, general and administrative expenses increased $8.8 million, or 17%, as compared to the prior year primarily due to higher compensation costs associated with higher headcount.

Sponsorship & Advertising depreciation and amortization increased $5.7 million during the year ended December 31, 2015 as compared to the prior year primarily due to incremental depreciation and amortization of $5.3 million from the acquisitions discussed above.
The increased operating income for the year ended December 31, 2015 was primarily driven by increased festival activity and the acquisitions discussed above, partially offset by the impact of changes in foreign exchange rates.
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
Reconciliation of Segment Adjusted Operating Income (Loss)
AOI is a non-GAAP financial measure that we define as operating income (loss) before acquisition expenses (including transaction costs, changes in the fair value of accrued acquisition-related contingent consideration arrangements, and acquisition-related severance), depreciation and amortization (including goodwill impairment), loss (gain) on disposal of operating assets and non-cash and certain stock-based compensation expense (including expense associated with grants of certain stock-based awards which were classified as liabilities). We use AOI to evaluate the performance of our operating segments. We believe that information about AOI assists investors by allowing them to evaluate changes in the operating results of our portfolio of businesses separate from non-operational factors that affect net income, thus providing insights into both operations and the other factors that affect reported results. AOI is not calculated or presented in accordance with GAAP. A limitation of the use of AOI as a performance measure is that it does not reflect the periodic costs of certain amortizing assets used in generating revenue in our business. Accordingly, AOI should be considered in addition to, and not as a substitute for, operating income (loss), net income (loss), and other measures of financial performance reported in accordance with GAAP. Furthermore, this measure may vary among other companies; thus, AOI as presented herein may not be comparable to similarly titled measures of other companies.

The following table sets forth the reconciliation of adjusted operating income (loss) to operating income (loss):

	Adjusted operating income (loss)	Non-cash and stock- based compensation expense	Loss (gain) on disposal of operating assets	Depreciation and amortization	Goodwill impairment	Acquisition expenses	Operating income (loss)
			(in thousands)
2015
Concerts	$61,583	$7,028	$430	$146,795	$—	$12,635	$(105,305)
Ticketing	346,463	2,860	26	184,129	—	1,219	158,229
Artist Nation	33,162	4,918	215	54,980	—	1,232	(28,183)
Sponsorship & Advertising	229,859	1,574	—	9,932	—	—	218,353
Other and Eliminations	(2,198)	—	—	(2,085)	—	—	(113)
Corporate	(90,813)	16,981	174	3,490	—	151	(111,609)
Total	$578,056	$33,361	$845	$397,241	$—	$15,237	$131,372
2014
Concerts	$50,547	$6,685	$(2,954)	$115,088	$117,013	$5,171	$(190,456)
Ticketing	326,121	4,129	(1,583)	204,901	—	1,381	117,293
Artist Nation	48,063	8,994	34	43,343	17,948	566	(22,822)
Sponsorship & Advertising	213,410	1,396	—	4,281	—	—	207,733
Other and Eliminations	(102)	—	(29)	(2,062)	—	38	1,951
Corporate	(83,175)	17,825	38	2,592	—	2,905	(106,535)
Total	$554,864	$39,029	$(4,494)	$368,143	$134,961	$10,061	$7,164
2013
Concerts	$60,326	$5,740	$(38,927)	$132,386	$—	$723	$(39,596)
Ticketing	298,121	5,313	(4)	190,801	—	245	101,766
Artist Nation	32,084	554	665	42,613	—	3	(11,751)
Sponsorship & Advertising	194,807	754	—	2,351	—	64	191,638
Other and Eliminations	(1,829)	—	7	(1,839)	—	—	3
Corporate	(78,331)	16,054	—	2,611	—	5,404	(102,400)
Total	$505,178	$28,415	$(38,259)	$368,923	$—	$6,439	$139,660

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
Our balance sheet reflects cash and cash equivalents of $1.3 billion at December 31, 2015 and $1.4 billion at December 31, 2014. Included in the December 31, 2015 and 2014 cash and cash equivalents balance is $549.0 million and $533.8 million, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges that we refer to as client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to clients on a regular basis. Our foreign subsidiaries held approximately $550.0 million in cash and cash equivalents, excluding client cash, at December 31, 2015. We do not intend to repatriate these funds, but if we did, we would need to accrue and pay United States federal and state income taxes on any future repatriations, net of applicable foreign tax credits. We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is 90 days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects total net debt of $2.0 billion at December 31, 2015 and 2014. Our weighted-average cost of debt, excluding the unamortized debt discounts and debt issuance costs and including the debt premium on our term loans and notes, was 4.2% at December 31, 2015.
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
Our intra-year cash fluctuations are impacted by the seasonality of our various businesses. Examples of seasonal effects include our Concerts and Artist Nation segments, which report the majority of their revenue in the second and third quarters. Cash inflows and outflows depend on the timing of event-related payments but the majority of the inflows generally occur prior to the event. See “—Seasonality” below. We believe that we have sufficient financial flexibility to fund these fluctuations and to access the global capital markets on satisfactory terms and in adequate amounts, although there can be no assurance that this will be the case, and capital could be less accessible and/or more costly depending on economic conditions at the time. We expect cash flows from operations and borrowings under our senior secured credit facility, along with other financing alternatives, to satisfy working capital requirements, capital expenditures and debt service requirements for at least the succeeding year.
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

Sources of Cash
Senior Secured Credit Facility
At December 31, 2015, our senior secured credit facility consisted of (i) a $115 million term loan A, (ii) a $950 million term loan B and (iii) a $335 million revolving credit facility. Subject to certain conditions, we have the right to increase the facility by at least $450 million or a greater amount so long as the senior secured leverage ratio calculated on a pro-forma basis (as defined in the credit agreement) is no greater than 3.25x. The revolving credit facility provides for borrowings up to the amount of the facility with sublimits of up to (i) $150 million to be available for the issuance of letters of credit, (ii) $50 million to be available for swingline loans, (iii) $150 million to be available for borrowings in Euros or British Pounds and (iv) $50 million to be available for borrowings in one or more other approved currencies. The senior secured credit facility is secured by (i) a first priority lien on substantially all of the tangible and intangible personal property of our domestic subsidiaries that are guarantors and (ii) a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of our direct and indirect domestic subsidiaries and 65% of each class of capital stock of any first-tier foreign subsidiaries.
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
During the year ended December 31, 2015, we made principal payments totaling $21.0 million primarily on these term loans. At December 31, 2015, the outstanding balances on these term loans, excluding discounts and debt issuance costs, were $1.0 billion. There were no borrowings under the revolving credit facility as of December 31, 2015. Based on our letters of credit of $76.1 million, $258.9 million was available for future borrowings.
7% Senior Notes
In August 2013, we issued an additional $200 million principal amount of notes under the indenture governing our existing 7% senior notes due 2020 with a $9.0 million premium, which increased the total principal amount of such notes outstanding to $425 million. Interest on the notes is payable semiannually in arrears on March 1 and September 1 of each year and the notes will mature on September 1, 2020. We may redeem some or all of the notes at any time prior to September 1, 2016 at a price equal to 100% of the aggregate principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium using a discount rate equal to the treasury rate plus 50 basis points. On or after September 1, 2016, we may redeem at our option some or all of the notes at redemption prices that start at 103.5% of their principal amount, plus any accrued and unpaid interest to the date of redemption. We must make an offer to redeem the notes at 101% of the aggregate principal amount, plus any accrued and unpaid interest to the repurchase date, if we experience certain defined changes of control.
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

5.375% Senior Notes
In May 2014, we issued $250 million of 5.375% senior notes due 2022. Interest on the notes is payable semiannually in arrears on June 15 and December 15, and the notes will mature in June 2022. We may redeem some or all of the notes at any time prior to June 15, 2017 at a price equal to 100% of the principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium. We may also redeem up to 35% of the aggregate principal amount of the notes from the proceeds of certain equity offerings prior to June 15, 2017, at a price equal to 105.375% of the principal amount, plus any accrued and unpaid interest. In addition, on or after June 15, 2017, we may redeem at our option some or all of the notes at redemption prices that start at 104.0313% of their principal amount, plus any accrued and unpaid interest to the date of redemption. We must make an offer to redeem the notes at 101% of the aggregate principal amount, plus any accrued and unpaid interest to the repurchase date, if we experience certain defined changes of control.
2.5% Convertible Senior Notes
In May 2014, we issued $275 million of convertible senior notes due 2019. The notes pay interest semiannually in arrears on May 15 and November 15 at a rate of 2.5% per annum. The notes will mature in May 2019 and may not be redeemed by us prior to the maturity date. The notes will be convertible, under certain circumstances, until November 15, 2018, and on or after such date without condition, at an initial conversion rate of 28.8363 shares of our common stock per $1,000 principal amount of notes, subject to adjustment, which represents a 52.5% conversion premium based on the last reported sale price for our common stock of $22.74 on May 19, 2014. Upon conversion, the notes may be settled in shares of common stock or, at our election, cash or a combination of cash and shares of common stock. Assuming we fully settled the notes in shares, the maximum number of shares that could be issued to satisfy the conversion is currently 7.9 million.
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
Debt Covenants
Our senior secured credit facility contains a number of covenants and restrictions that, among other things, require us to satisfy certain financial covenants and restrict our and our subsidiaries’ ability to incur additional debt, make certain investments and acquisitions, repurchase our stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets, merge or consolidate, and pay dividends and make distributions (with the exception of subsidiary dividends or distributions to the parent company or other subsidiaries on at least a pro-rata basis with any noncontrolling interest partners). Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the credit facility becoming immediately due and payable. The senior secured credit facility agreement has one covenant, measured quarterly, that relates to total leverage. The consolidated total leverage covenant requires us to maintain a ratio of consolidated total funded debt to consolidated EBITDA (both as defined in the credit agreement) of 4.75x over the trailing four consecutive quarters through September 30, 2016. The consolidated total leverage ratio will reduce to 4.50x on December 31, 2016.
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
As of December 31, 2015, we believe we were in compliance with all of our debt covenants. We expect to remain in compliance with all of our debt covenants throughout 2016.
Disposals of Assets
During 2013, we received $82.6 million of proceeds primarily related to the sale of a theater in New York and insurance recoveries for storm damage sustained to an amphitheater located in New York. There were no significant disposals of operating assets in 2015 and 2014.
Stock Option Exercises
During 2015, 2014 and 2013 we received $16.3 million, $21.8 million and $85.1 million, respectively, of proceeds from the exercise of stock options.
Uses of Cash
Acquisitions
When we make acquisitions, the acquired entity may have cash at the time of acquisition. All amounts discussed in this section are presented net of any cash acquired. During 2015, we used $99.8 million of cash primarily for the acquisitions of all or part of festival promoters located in the United States, the United Kingdom, and Sweden in our Concerts and Sponsorship & Advertising segments and a ticketing business located in Canada in our Ticketing segment. As of the date of acquisition, these businesses had a total of $114.6 million of cash on their balance sheets, primarily related to deferred revenue for future events.
During 2014, we used $210.2 million of cash primarily for acquisitions of a controlling interest in a festival and concert promoter located in the United States in our Concerts and Sponsorship & Advertising segments and acquisitions of artist management businesses located in the United States in our Artist Nation segment. As of the date of acquisition, these businesses had a total of $34.6 million of cash on their balance sheets, primarily related to deferred revenue for future events.
During 2013, we used $93.5 million of cash primarily for acquisitions of controlling interests in festival promoters located in the United States and the United Kingdom, both in our Concerts and Sponsorship & Advertising segments, along with the acquisition in our Artist Nation segment of an artist management business located in the United Kingdom. As of the date of acquisition, these businesses had a total of $30.9 million of cash on their balance sheets, primarily related to deferred revenue for future events.
Purchases of Noncontrolling Interests
During 2013, we used $50.9 million of cash primarily for the acquisition of the remaining equity interest in a company that owns the 3Arena in Ireland. There were no significant acquisitions of noncontrolling interests during 2015 and 2014.
Capital Expenditures
Venue and ticketing operations are capital intensive businesses, requiring continual investment in our existing venues and ticketing systems in order to address audience and artist expectations, technological industry advances and various federal, state and/or local regulations.
We categorize capital outlays between maintenance capital expenditures and revenue generating capital expenditures. Maintenance capital expenditures are associated with the renewal and improvement of existing venues and technology systems, web development and administrative offices. Revenue generating capital expenditures generally relate to the construction of new venues, major renovations to existing buildings or buildings that are being added to our venue network, the development of new ticketing tools and technology enhancements. Revenue generating capital expenditures can also include smaller projects whose purpose is to increase revenue and/or improve operating income. Capital expenditures typically increase during periods when venues are not in operation since that is the time that such improvements can be completed.
Our capital expenditures, including accruals but excluding expenditures funded by outside parties such as landlords or replacements funded by insurance companies, consisted of the following:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Maintenance capital expenditures	$79,008	$60,320	$59,645
Revenue generating capital expenditures	65,726	73,476	56,732
Total capital expenditures	$144,734	$133,796	$116,377
Maintenance capital expenditures for 2015 increased from the prior year primarily due to technology product enhancements.
Revenue generating capital expenditures for 2015 decreased from the prior year primarily due to lower expenditures related to the re-platforming of our ticketing system and development of our integrated resale and primary product.
Revenue generating capital expenditures for 2014 increased from the prior year primarily due to an increase in venue-related projects and higher investments in technology and development of innovative new products.
For the years ended December 31, 2015, 2014 and 2013, $0.4 million, $4.4 million and $24.7 million, respectively, of insurance proceeds and landlord reimbursements have been excluded from capital expenditures in the table above. Included in this total for 2013 is $18.5 million of insurance proceeds, excluded from revenue generating capital expenditures, to restore an amphitheater in New York that sustained storm damage.
We currently expect capital expenditures to be approximately $165 million for the year ending December 31, 2016.
Contractual Obligations and Commitments
Firm Commitments
In addition to the scheduled maturities on our debt, we have future cash obligations under various types of contracts. We lease office space, certain equipment and many of the venues used in our concert operations under long-term operating leases. Some of our lease agreements contain renewal options and annual rental escalation clauses (generally tied to the consumer price index), as well as provisions for our payment of utilities and maintenance. We also have minimum payments associated with non-cancelable contracts related to our operations such as artist guarantee contracts and client ticketing agreements. As part of our ongoing capital projects, we will enter into construction-related commitments for future capital expenditure work. The scheduled maturities discussed below represent contractual obligations as of December 31, 2015 and thus do not represent all expected expenditures for those periods.
The scheduled maturities of our outstanding long-term debt (excluding unamortized debt discounts and premium), future minimum rental commitments under non-cancelable operating lease agreements, minimum payments under other non-cancelable contracts, capital expenditure commitments and expected payments of contingent consideration liabilities as of December 31, 2015 are as follows:

	Payments Due by Period
					2021 and
	Total	2016	2017-2018	2019-2020	thereafter
	(in thousands)
Long-term debt obligations, including current maturities:
Term loans and revolving credit facility	$1,022,063	$23,875	$98,063	$900,125	$—
7% senior notes	425,000	—	—	425,000	—
2.5% convertible senior notes (1)	275,000	—	275,000	—	—
5.375% senior notes	250,000	—	—	—	250,000
Other long-term debt	108,350	18,609	31,511	34,621	23,609
Estimated interest payments (2)	417,355	89,018	171,921	132,068	24,348
Non-cancelable operating leases (3)	2,096,212	148,547	276,434	234,689	1,436,542
Non-cancelable contracts (3)	1,229,668	860,672	270,714	92,161	6,121
Capital expenditures	21,029	8,144	4,024	381	8,480
Contingent and deferred consideration	57,329	16,413	32,218	8,698	—
Uncertain income tax positions (4)	—	—	—	—	—
Total	$5,902,006	$1,165,278	$1,159,885	$1,827,743	$1,749,100

(1) On or after November 2018, holders may convert their 2.5% convertible senior notes.
(2) Does not include interest on the revolving credit facility as the balance was zero as of December 31, 2015.
(3) Commitment amounts for non-cancelable operating leases and non-cancelable contracts which stipulate an increase in the commitment amount based on an inflationary index have been estimated using an inflation factor of 2.1% for North America, 3.2% for the United Kingdom and 1.8% for the Netherlands.
(4) Does not include $7.2 million of uncertain tax positions due to the uncertainty regarding the timing of the future payments.
_____________

During 2006, in connection with our acquisition of the Historic Theatre Group, we guaranteed obligations related to a lease agreement. In the event of default, we could be liable for obligations which have future lease payments (undiscounted) of approximately $18.4 million through the end of 2035 which are not reflected in the table above. The scheduled future minimum rentals for this lease for the years 2016 through 2020 are $1.6 million each year. The venues under the lease agreement were included in the sale of our North American theatrical business in 2008. The buyer assumed our obligations under the guaranty, however we remain contingently liable to the lessor. We believe that the likelihood of a material liability being triggered under this lease is remote, and no liability has been accrued for these contingent lease obligations as of December 31, 2015.
Aggregate minimum rentals of $69.5 million to be received in years 2016 through 2023 under non-cancelable subleases are excluded from the commitment amounts in the above table.
Guarantees of Third-Party Obligations
As of December 31, 2015 and 2014, we guaranteed the debt of third parties of approximately $13.4 million and $13.1 million, respectively, primarily related to maximum credit limits on employee and tour-related credit cards and obligations under a venue management agreement.
Cash Flows

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cash provided by (used in):
Operating activities	$300,202	$277,273	$431,361
Investing activities	$(290,985)	$(392,158)	$(157,552)
Financing activities	$(36,469)	$240,864	$32,984
Operating Activities
Year Ended 2015 Compared to Year Ended 2014
Cash provided by operating activities was $300.2 million for the year ended December 31, 2015, compared to $277.3 million for the year ended December 31, 2014. The $22.9 million increase in cash provided by operating activities resulted primarily from net changes in the event-related operating accounts, which are dependent on the timing of ticket sales and advances to artist. During 2015, we made lower payments for event-related expenses, partially offset by a larger increase in accounts receivable as compared to the prior year.
Year Ended 2014 Compared to Year Ended 2013
Cash provided by operating activities was $277.3 million for the year ended December 31, 2014, compared to $431.4 million for the year ended December 31, 2013. The $154.1 million decrease in cash provided by operating activities resulted primarily from net changes in the event-related operating accounts which are dependent on the timing of ticket sales along with the size and number of future events. During 2014, this change was primarily due to an increase in prepaid event-related expenses driven by the timing of artist advances. Partially offsetting this use of operating cash was an increase in the cash portion of net income driven by growth in operating results in 2014.
Investing Activities
Year Ended 2015 Compared to Year Ended 2014
Cash used in investing activities was $291.0 million for the year ended December 31, 2015, compared to $392.2 million for the year ended December 31, 2014. The $101.2 million decrease in cash used in investing activities is primarily due to lower net acquisition expenditures in 2015 as compared to the prior year. See “—Sources of Cash” and “—Uses of Cash” above for further discussion.

Year Ended 2014 Compared to Year Ended 2013
Cash used in investing activities was $392.2 million for the year ended December 31, 2014, compared to $157.6 million for the year ended December 31, 2013. The $234.6 million increase in cash used in investing activities is primarily due to higher payments for acquisitions and lower proceeds received from the disposal of operating assets as compared to the prior year. See “—Sources of Cash” and “—Uses of Cash” above for further discussion.
Financing Activities
Year Ended 2015 Compared to Year Ended 2014
Cash used in financing activities was $36.5 million for the year ended December 31, 2015, compared to cash provided by financing activities of $240.9 million for the year ended December 31, 2014. The $277.3 million decrease in cash provided by financing activities is primarily a result of $293.8 million of net proceeds received in 2014 from the issuance of the 5.375% senior notes and 2.5% convertible senior notes after repayment of the 2.875% convertible senior notes.
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
Seasonality
Our Concerts, Artist Nation and Sponsorship & Advertising segments typically experience higher operating income in the second and third quarters as our outdoor venues and festivals are primarily used in or occur from May through October, and our artist touring activity is higher. In addition, the timing of when tickets are sold and tours of top-grossing acts can impact comparability of quarterly results year over year, although annual results may not be impacted. Our Ticketing segment revenue is impacted by fluctuations in the availability of events for sale to the public, which vary depending upon scheduling by our clients.
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
We expect these trends to continue in the future. See Item 1A.—Risk Factors—“Our operations are seasonal and our results of operations vary from quarter to quarter and year over year, so our financial performance in certain financial quarters or years may not be indicative of, or comparable to, our financial performance in subsequent quarters or years.”
Market Risk
We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates.
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. Our foreign subsidiaries also carry certain net assets or liabilities that are denominated in a currency other than that subsidiary’s functional currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported operating income of $101.8 million for the year ended December 31, 2015. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the year ended December 31, 2015 by $10.2 million. As of December 31, 2015, our most significant foreign exchange exposure included the Euro, British Pound, Australian Dollar and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities.
We primarily use forward currency contracts, in addition to options, to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. We also may enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At December 31, 2015, we had forward currency contracts and options outstanding with a notional amount of $71.1 million.

Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $2.1 billion of total debt, excluding debt discounts, issuance costs and premium, outstanding as of December 31, 2015. Of the total amount, taking into consideration existing interest rate hedges, we had $1.0 billion of fixed-rate debt and $1.1 billion of floating-rate debt.
Based on the amount of our floating-rate debt as of December 31, 2015, each 25-basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $2.7 million when the floor rate is not applicable. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of December 31, 2015 with no subsequent change in rates for the remainder of the period.
We have one interest rate cap agreement with an aggregate notional amount of $8.2 million at December 31, 2015. The interest rate cap agreement ensures that a portion of our floating-rate debt does not exceed 4.25% and expires in June 2018. This agreement has not been designated as a hedging instrument. Therefore, any change in fair value is recorded in earnings during the period of the change.
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
In April 2015, the FASB issued guidance that simplifies the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within that year. The guidance should be applied on a retrospective basis to all periods presented in the financial statements. Early adoption is permitted and we adopted this guidance effective January 1, 2015.
In September 2015, the FASB issued guidance that eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The guidance should be applied prospectively to adjustments to provisional amounts that occur after the effective date. This guidance is effective for annual periods beginning after December 15, 2015 and interim periods within that year. Early adoption is permitted and we adopted this guidance effective July 1, 2015. The adoption of this guidance did not have a material effect on our financial position or results of operations.
In February 2015, the FASB issued amendments to the consolidation guidance that make changes to the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance is effective for annual periods beginning after December 15, 2015 and interim periods within that year. The guidance should be applied either using a modified retrospective approach or retrospectively. Early adoption is permitted and we adopted this guidance on October 1, 2015. The adoption of this guidance did not have a material effect on our financial position or results of operations.
In November 2015, the FASB issued updated guidance that requires companies to classify all deferred tax assets and liabilities as noncurrent in the statement of financial position. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within that year. The guidance should be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. Early adoption is permitted and we adopted this guidance effective October 1, 2015. We applied the guidance prospectively to all deferred tax assets and liabilities. Prior periods presented have not been retrospectively adjusted. The adoption of this guidance did not have a material effect on our financial position.
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
In April 2015, the FASB amended its guidance on internal-use software providing guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments to this guidance are effective for annual periods beginning after December 15, 2015 and interim periods within that year, and early adoption is permitted. The guidance should be applied either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. We will adopt this guidance on January 1, 2016, and will apply it prospectively. The adoption of this guidance will not have a material effect on our financial position or results of operations.
In January 2016, the FASB issued amendments for the recognition, measurement, presentation, and disclosure of financial instruments. Among other things, the guidance requires equity investments that do not result in consolidation and are not accounted for under the equity method to be measured at fair value with any change in fair value recognized in net income unless the investments do not have readily determinable fair values. The amendments are effective for annual periods beginning after December 15, 2017 and interim periods within that year. Early adoption is not permitted for most of the amendments. The amendments are to be applied through a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption with the exception of equity investments without readily determinable fair value which will be applied prospectively. We will adopt this standard on January 1, 2018, and are currently evaluating the impact that the standard will have on our financial position and results of operations.

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
Consolidation
Typically we consolidate entities in which we own more than 50% of the voting common stock and control operations and also VIEs for which we are the primary beneficiary. Investments in nonconsolidated affiliates in which we own more than 20% of the voting common stock or otherwise exercise significant influence over operating and financial policies, but not control of the nonconsolidated affiliate, are accounted for using the equity method of accounting. Investments in nonconsolidated affiliates in which we own less than 20% of the voting common stock are accounted for using the cost method of accounting. Intercompany accounts among the consolidated businesses have been eliminated in consolidation. Net income (loss) attributable to noncontrolling interests is reflected in the statements of operations for consolidated affiliates.
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
When performing quantitative assessments for impairment, we use various assumptions in determining the current fair value of these definite-lived and indefinite-lived intangible assets, including future expected cash flows and discount rates, as well as other fair value measures. For intangibles related to artist rights, we use assumptions about future revenue and operating income for the rights acquired. These projections are based on information about the artists’ past results and expectations about future results. Our impairment loss calculations require us to apply judgment in estimating future cash flows, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.
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
The first step is a qualitative evaluation as to whether it is more likely than not that the fair value of any of our reporting units is less than its carrying value using an assessment of relevant events and circumstances. Examples of such events and circumstances include historical financial performance, industry and market conditions, macroeconomic conditions, reporting unit-specific events, historical results of goodwill impairment testing, and the timing of the last performance of a quantitative assessment. If any reporting units are concluded to be more likely than not impaired, or if that conclusion cannot be determined qualitatively, a second step is performed for that reporting unit. Regardless, it is our policy that all reporting units undergo a second step at least once every five years. This second step, used to quantitatively screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The third step, employed for any reporting unit that fails the second step, is used to measure the amount of any potential impairment and compares the implied fair value of the reporting unit’s goodwill with the carrying amount of goodwill. If a reporting unit’s carrying value is negative, we do not follow this three step process. In this case, a qualitative evaluation is performed to determine whether it is more likely than not that the reporting unit’s goodwill is impaired. If it is, the comparison of the implied fair value of the reporting unit’s goodwill with the carrying amount of goodwill described above is performed. In all three steps, discount rates, market multiples and sensitivity tests are derived and/or computed with the assistance of external valuation consultants. We perform sensitivity analyses when the most likely result is unclear in the first step and for both the second and third steps in our process. Generally, we test for sensitivities to discount rate, revenue growth, market multiples and customer attrition, which are the most significant assumptions.
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
The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit less those cash flows attributable to noncontrolling interests. It is important to note that items such as depreciation, amortization and stock-based compensation expense are not part of cash flows which is more akin to our AOI metric. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The discounted cash flow methodology uses our estimates of future financial performance. The most significant assumptions used in the discounted cash flow methodology are the discount rate, the attrition rate and expected future revenue, which vary among reporting units.
If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results of operations.
In 2015, three of our reporting units advanced directly to the second step in accordance with our policy because it had been five years since we had performed the second step for these reporting units. These reporting units had an excess of fair value over carrying value ranging from 24% to 480% so no further analysis was required. These reporting units had significant improvements in their discount rates and market multiples as compared to the last quantitative analysis performed. Two of these reporting units outperformed their recent financial expectations for the current year. The third reporting unit had a slight decline in financial results; however, sensitivity tests on this reporting unit showed that a 150 basis point change in the discount rate, a 50% decline in the revenue growth rate, or a 380 basis point change in market multiples was needed to change the conclusion.
The remaining four of our reporting units with goodwill were assessed under the first qualitative step. Two of these reporting units advanced to the second step as discussed below. While the two reporting units that did not advance to the second step had mixed financial results as compared to recent financial expectations for the current year, both had a significant excess of fair value over their carrying value in the most recent quantitative tests, improved discount rates, and consistent market multiples. We did not identify any reporting units with sensitivity test results that would change our first step conclusions.
The Artist Management and Artist Services reporting units advanced to the second step and their excess of fair value over carrying value ranged from 15% to 18%. Although both of these reporting units had lower financial results in the current year, they had improvements in their market multiples and either improving or consistent discount rates. Sensitivity tests on the Artist Management reporting unit showed that a 150 basis point change in the discount rate, a 30% decline in the revenue growth rate, or a 120 basis point change in market multiples was needed to change the conclusion. Sensitivity tests on the Artist Services reporting unit showed that a 150 basis point change in the discount rate, a 10% decline in the revenue growth rate, or a 340 basis point change in market multiples was needed to change the conclusion.
Given the results of the tests performed, although we cannot predict future performance or market conditions, we do not currently believe any of our reporting units, with the exception of Artist Services, are at risk of failing the second step in the near future. Due to its sensitivity to revenue declines, we believe that the Artist Services reporting unit could be at risk of failing the second step in the future.
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
Revenue from our ticketing operations primarily consists of convenience and order processing fees charged at the time a ticket for an event is sold and is recorded on a net basis (net of the face value of the ticket). For tickets sold for events at our owned or operated venues in the United States, and where we control the tickets internationally, revenue is recognized after the show occurs. Revenue for these ticket service charges collected in advance of the event is recorded as deferred revenue until the event occurs and these service charges will be shared between our Ticketing and Concerts segments. For tickets sold for events at third-party venues, this revenue is recognized at the time of the sale and is recorded by our Ticketing segment.
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
Income Taxes
We account for income taxes using the liability method in accordance with the FASB guidance for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if we believe it is more likely than not that some portion or the entire asset will not be realized. As almost all earnings from our continuing foreign operations are permanently reinvested and not distributed, our income tax provision does not include additional United States taxes on those foreign operations. The amount of earnings at December 31, 2015 that has been earned over time, and permanently reinvested, was approximately $1.2 billion. It is not practical to determine the amount of federal and state income taxes, if any, that might become due in the event that any remaining available cash associated with these earnings were distributed.
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
Ratio of Earnings to Fixed Charges
The ratio of earnings to fixed charges is as follows:

Year Ended December 31,
2015	2014	2013	2012	2011
1.03	*	*	*	*

*
For the years ended December 31, 2014, 2013, 2012 and 2011, fixed charges exceeded earnings from continuing operations before income taxes and fixed charges by $104.0 million, $6.0 million, $142.1 million and $104.4 million, respectively.

The ratio of earnings to fixed charges was computed on a total company basis. Earnings represent income from continuing operations before income taxes less equity in undistributed net income (loss) of nonconsolidated affiliates plus fixed charges. Fixed charges represent interest, amortization of debt discounts, debt issuance costs and premium and the estimated interest portion of rental charges. Rental charges exclude variable rent expense for events in third-party venues.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Required information is within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Live Nation Entertainment, Inc.
We have audited the accompanying consolidated balance sheets of Live Nation Entertainment, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Live Nation Entertainment, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Live Nation Entertainment, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Los Angeles, California
February 25, 2016

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
		(as adjusted)
ASSETS	(in thousands, except share data)
Current assets
Cash and cash equivalents	$1,303,125	$1,382,029
Accounts receivable, less allowance of $17,168 and $17,489 in 2015 and 2014, respectively	452,600	419,301
Prepaid expenses	496,226	440,272
Other current assets	36,364	26,089
Total current assets	2,288,315	2,267,691
Property, plant and equipment
Land, buildings and improvements	840,032	808,116
Computer equipment and capitalized software	505,233	454,925
Furniture and other equipment	233,271	209,624
Construction in progress	47,684	78,111
	1,626,220	1,550,776
Less accumulated depreciation	894,938	855,439
	731,282	695,337
Intangible assets
Definite-lived intangible assets, net	777,763	682,713
Indefinite-lived intangible assets	369,317	369,480
Goodwill	1,604,315	1,479,037
Other long-term assets	385,249	474,103
Total assets	$6,156,241	$5,968,361
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$662,941	$658,108
Accounts payable	58,607	74,151
Accrued expenses	686,664	675,880
Deferred revenue	618,640	543,122
Current portion of long-term debt, net	42,352	47,443
Other current liabilities	32,002	12,035
Total current liabilities	2,101,206	2,010,739
Long-term debt, net	2,002,662	1,995,957
Long-term deferred income taxes	199,472	196,759
Other long-term liabilities	142,267	112,204
Commitments and contingent liabilities
Redeemable noncontrolling interests	263,715	168,855
Stockholders’ equity
Preferred stock—Series A Junior Participating, $.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Preferred stock, $.01 par value; 30,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 450,000,000 shares authorized; 202,891,231 and 201,601,859 shares issued and 202,483,207 and 201,193,835 shares outstanding in 2015 and 2014, respectively	2,020	2,004
Additional paid-in capital	2,428,566	2,414,428
Accumulated deficit	(1,075,111)	(1,042,603)
Cost of shares held in treasury (408,024 shares)	(6,865)	(6,865)
Accumulated other comprehensive loss	(111,657)	(70,010)
Total Live Nation stockholders’ equity	1,236,953	1,296,954
Noncontrolling interests	209,966	186,893
Total equity	1,446,919	1,483,847
Total liabilities and equity	$6,156,241	$5,968,361

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
	(in thousands except share and per share data)
Revenue	$7,245,731	$6,866,964	$6,478,547
Operating expenses:
Direct operating expenses	5,196,473	4,919,969	4,680,507
Selling, general and administrative expenses	1,397,908	1,330,160	1,226,892
Depreciation and amortization	397,241	368,143	368,923
Goodwill impairment	—	134,961	—
Loss (gain) on disposal of operating assets	845	(4,494)	(38,259)
Corporate expenses	107,794	101,000	94,385
Acquisition transaction expenses	14,098	10,061	6,439
Operating income	131,372	7,164	139,660
Interest expense	102,881	106,312	111,659
Loss on extinguishment of debt	—	188	36,269
Interest income	(3,528)	(3,606)	(5,071)
Equity in earnings of nonconsolidated affiliates	(1,502)	(4,166)	(856)
Other expense, net	27,168	8,256	2,796
Income (loss) before income taxes	6,353	(99,820)	(5,137)
Income tax expense	22,122	4,630	30,878
Net loss	(15,769)	(104,450)	(36,015)
Net income (loss) attributable to noncontrolling interests	16,739	(13,643)	7,363
Net loss attributable to common stockholders of Live Nation	$(32,508)	$(90,807)	$(43,378)

Basic and diluted net loss per common share available to common stockholders of Live Nation	$(0.33)	$(0.49)	$(0.23)

Weighted average common shares outstanding:
Basic and diluted	200,973,485	198,874,019	193,885,066

Reconciliation to net loss available to common stockholders of Live Nation:
Net loss attributable to common stockholders of Live Nation	$(32,508)	$(90,807)	$(43,378)
Accretion of redeemable noncontrolling interests	(33,179)	(5,660)	(569)
Basic and diluted net loss available to common stockholders of Live Nation	$(65,687)	$(96,467)	$(43,947)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net loss	$(15,769)	$(104,450)	$(36,015)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on cash flow hedges	—	(6)	20
Realized loss on cash flow hedges	25	60	496
Change in funded status of defined benefit pension plan	223	30	—
Foreign currency translation adjustments	(41,895)	(67,724)	8,037
Comprehensive loss	(57,416)	(172,090)	(27,462)
Comprehensive income (loss) attributable to noncontrolling interests	16,739	(13,643)	7,363
Comprehensive loss attributable to common stockholders of Live Nation	$(74,155)	$(158,447)	$(34,825)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2012	187,651,341	$1,877	$2,272,882	$(908,418)	$—	$(10,923)	$153,156	$1,508,574	$42,100
Non-cash and stock-based compensation	—	—	28,415	—	—	—	—	28,415	—
Common stock issued under stock plans, net of shares withheld for employee taxes	894,640	9	(6,588)	—	—	—	—	(6,579)	—
Exercise of stock options	8,718,128	87	85,023	—	—	—	—	85,110	—
Exercise of warrants	500,000	5	6,860	—	(6,865)	—	—	—
Acquisitions	—	—	—	—	—	—	61,217	61,217	29,756
Purchases of noncontrolling interests	—	—	(17,732)	—	—	—	(32,168)	(49,900)	—
Sales of noncontrolling interests	—	—	—	—	—	—	(399)	(399)	—
Redeemable noncontrolling interests fair value adjustments	—	—	(569)	—	—	—	—	(569)	569
Noncontrolling interests contributions	—	—	—	—	—	—	363	363	—
Cash distributions	—	—	—	—	—	—	(17,248)	(17,248)	(136)
Exercise of put option	—	—	—	—	—	—	—	—	(2,000)
Other	—	—	(10)	—	—	—	(1,019)	(1,029)	65
Comprehensive income (loss):
Net income (loss)	—	—	—	(43,378)	—	—	16,676	(26,702)	(9,313)
Unrealized gain on cash flow hedges	—	—	—	—	—	20	—	20	—
Realized loss on cash flow hedges	—	—	—	—	—	496	—	496	—
Foreign currency translation adjustments	—	—	—	—	—	8,037	—	8,037	—
Balances at December 31, 2013	197,764,109	1,978	2,368,281	(951,796)	(6,865)	(2,370)	180,578	1,589,806	61,041
Non-cash and stock-based compensation	—	—	39,029	—	—	—	—	39,029	—
Common stock issued under stock plans, net of shares withheld for employee taxes	897,973	9	(14,902)	—	—	—	—	(14,893)	—
Exercise of stock options	1,769,194	17	21,780	—	—	—	—	21,797	—
Fair value of convertible debt conversion feature, net of issuance costs	—	—	21,444	—	—	—	—	21,444	—
Acquisitions	—	—	—	—	—	—	37,484	37,484	108,104
Purchases of noncontrolling interests	—	—	(3,796)	—	—	—	310	(3,486)	(5,017)
Sales of noncontrolling interests	—	—	(11,748)	—	—	—	(159)	(11,907)	19,246
Redeemable noncontrolling interests fair value adjustments	—	—	(5,660)	—	—	—	—	(5,660)	5,660
Noncontrolling interests contributions	—	—	—	—	—	—	106	106	—
Cash distributions	—	—	—	—	—	—	(30,520)	(30,520)	(1,993)
Other	—	—	—	—	—	—	(5,449)	(5,449)	—
Comprehensive income (loss):
Net income (loss)	—	—	—	(90,807)	—	—	4,543	(86,264)	(18,186)
Unrealized loss on cash flow hedges	—	—	—	—	—	(6)	—	(6)	—
Realized loss on cash flow hedges	—	—	—	—	—	60	—	60	—
Change in funded status of defined benefit pension plan	—	—	—	—	—	30	—	30	—
Foreign currency translation adjustments	—	—	—	—	—	(67,724)	—	(67,724)	—
Balances at December 31, 2014	200,431,276	2,004	2,414,428	(1,042,603)	(6,865)	(70,010)	186,893	1,483,847	168,855
Non-cash and stock-based compensation	—	—	33,361	—	—	—	—	33,361	—
Common stock issued under stock plans, net of shares withheld for employee taxes	460,418	5	(7,657)	—	—	—	—	(7,652)	—
Exercise of stock options	1,138,891	11	16,269	—	—	—	—	16,280	—
Acquisitions	—	—	—	—	—	—	30,627	30,627	83,263
Purchases of noncontrolling interests	—	—	(6,555)	—	—	—	(3,585)	(10,140)	—
Sales of noncontrolling interests	—	—	11,899	—	—	—	720	12,619	(9,652)
Redeemable noncontrolling interests fair value adjustments	—	—	(33,179)	—	—	—	—	(33,179)	33,179
Noncontrolling interests contributions	—	—	—	—	—	—	255	255	—
Cash distributions	—	—	—	—	—	—	(24,693)	(24,693)	(5,953)
Other	—	—	—	—	—	—	(5,182)	(5,182)	2,215
Comprehensive income (loss):
Net income (loss)	—	—	—	(32,508)	—	—	24,931	(7,577)	(8,192)
Realized loss on cash flow hedges	—	—	—	—	—	25	—	25	—
Change in funded status of defined benefit pension plan	—	—	—	—	—	223	—	223	—
Foreign currency translation adjustments	—	—	—	—	—	(41,895)	—	(41,895)	—
Balances at December 31, 2015	202,030,585	$2,020	$2,428,566	$(1,075,111)	$(6,865)	$(111,657)	$209,966	$1,446,919	$263,715

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,769)	$(104,450)	$(36,015)
Reconciling items:
Depreciation	134,148	127,168	122,164
Amortization	263,093	240,975	246,759
Goodwill impairment	—	134,961	—
Deferred income tax benefit	(9,611)	(17,664)	(15,888)
Amortization of debt issuance costs, discounts and premium, net	10,885	16,038	20,187
Provision for uncollectible accounts receivable and advances	19,505	6,540	6,098
Loss on extinguishment of debt	—	188	36,269
Non-cash compensation expense	33,361	39,029	28,415
(Loss) gain on disposal of operating assets	845	(4,494)	(38,259)
Equity in earnings of nonconsolidated affiliates, net of distributions	9,436	3,698	13,033
Gain on consolidation of nonconsolidated affiliates	(8,685)	(16,356)	(986)
Other, net	4,325	(6,819)	(1,505)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable	(67,235)	(14,356)	34,344
Increase in prepaid expenses	(16,283)	(167,805)	(19,929)
Increase in other assets	(106,589)	(63,755)	(91,237)
Increase in accounts payable, accrued expenses and other liabilities	(4,172)	30,645	91,123
Increase in deferred revenue	52,948	73,730	36,788
Net cash provided by operating activities	300,202	277,273	431,361
CASH FLOWS FROM INVESTING ACTIVITIES
Advances and collections of notes receivable, net	(24,380)	(25,627)	(1,193)
Investments made in nonconsolidated affiliates	(21,998)	(19,600)	(9,628)
Purchases of property, plant and equipment	(142,491)	(139,587)	(134,868)
Proceeds from disposal of operating assets, net of cash divested	837	7,045	82,618
Cash paid for acquisitions, net of cash acquired	(99,780)	(210,243)	(93,537)
Other, net	(3,173)	(4,146)	(944)
Net cash used in investing activities	(290,985)	(392,158)	(157,552)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	57,276	515,385	903,179
Payments on long-term debt	(63,569)	(253,773)	(886,597)
Contributions from noncontrolling interests	711	81	363
Distributions to noncontrolling interests	(30,645)	(32,513)	(17,384)
Purchases and sales of noncontrolling interests, net	(9,752)	(4,391)	(50,876)
Proceeds from exercise of stock options	16,280	21,797	85,110
Payments for deferred and contingent consideration	(6,770)	(5,722)	(811)
Net cash provided by (used in) financing activities	(36,469)	240,864	32,984
Effect of exchange rate changes on cash and cash equivalents	(51,652)	(43,134)	(8,664)
Net increase (decrease) in cash and cash equivalents	(78,904)	82,845	298,129
Cash and cash equivalents at beginning of period	1,382,029	1,299,184	1,001,055
Cash and cash equivalents at end of period	$1,303,125	$1,382,029	$1,299,184

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for:
Interest, net of interest income	$92,620	$89,343	$86,669
Income taxes, net of refunds	$44,287	$41,471	$45,567

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
Variable Interest Entities
In the normal course of business, the Company enters into joint ventures or makes investments in companies that will allow it to expand its core business and enter new markets. In certain instances, such ventures or investments may be considered a VIE because the equity at risk is insufficient to permit it to carry on its activities without additional financial support from its equity owners. In determining whether the Company is the primary beneficiary of a VIE, it assesses whether it has the power to direct activities that most significantly impact the economic performance of the entity and has the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The activities the Company believes most significantly impact the economic performance of its VIEs include the unilateral ability to approve the annual budget, the unilateral ability to terminate key management and the unilateral ability to approve entering into agreements with artists, among others. The Company has certain rights and obligations related to its involvement in the VIEs, including the requirement to provide operational cash flow funding. As of December 31, 2015 and 2014, excluding intercompany balances and allocated goodwill and intangible assets, there were $188.6 million and $177.6 million of assets and $91.7 million and $54.9 million of liabilities, respectively, related to VIEs included in the balance sheets. None of the Company’s VIEs are significant on an individual basis.

Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. The Company’s cash and cash equivalents consist primarily of domestic and foreign bank accounts as well as interest-bearing accounts consisting primarily of bank deposits and money market accounts managed by third-party financial institutions. These balances are stated at cost, which approximates fair value.
Included in the December 31, 2015 and 2014 cash and cash equivalents balance is $549.0 million and $533.8 million, respectively, of cash received that includes the face value of tickets sold on behalf of ticketing clients and the clients’ share of service charges (“client cash”). The Company generally does not utilize client cash for its own financing or investing activities as the amounts are payable to clients on a regular basis. These amounts due to clients are included in accounts payable, client accounts.
Cash held in interest-bearing operating accounts in many cases exceeds the Federal Deposit Insurance Corporation insurance limits. To reduce its credit risk, the Company monitors the credit standing of the financial institutions that hold the Company’s cash and cash equivalents; however, these balances could be impacted in the future if the underlying financial institutions fail. To date, the Company has experienced no loss or lack of access to its cash or cash equivalents; however, the Company can provide no assurances that access to its cash and cash equivalents will not be impacted in the future by adverse conditions in the financial markets.
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
Ticketing contract advances, which can be either recoupable or non-recoupable, represent amounts paid in advance to the Company’s clients pursuant to ticketing agreements and are reflected in prepaid expenses or in other long-term assets if the amount is expected to be recouped or recognized over a period of more than 12 months. Recoupable ticketing contract advances are generally recoupable against future royalties earned by the clients, based on the contract terms, over the life of the contract. Non-recoupable ticketing contract advances, excluding those amounts paid to support clients’ advertising costs, are fixed additional incentives occasionally paid by the Company to secure exclusive rights with certain clients and are normally amortized over the life of the contract on a straight-line basis. Amortization of these non-recoupable ticketing contract advances is included in depreciation and amortization in the statements of operations. For the years ended December 31, 2015, 2014 and 2013, the Company amortized $86.6 million, $79.4 million and $73.6 million, respectively, related to non-recoupable ticketing contract advances.
Business Combinations
During 2015, 2014 and 2013, the Company completed several acquisitions that were accounted for as business combinations under the acquisition method of accounting. These acquisitions were not significant either on an individual basis or in the aggregate.
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

Property, Plant and Equipment
Property, plant and equipment are stated at cost or the fair value at date of acquisition. Depreciation, which is recorded for both owned assets and assets under capital leases, is computed using the straight-line method over their estimated useful lives, which are as follows:
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
The Company tests for possible impairment of property, plant and equipment whenever events or circumstances change, such as a current period operating cash flow loss combined with a history of, or projected, operating cash flow losses or a significant adverse change in the manner in which the asset is intended to be used, which may indicate that the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the estimated undiscounted future cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the estimated undiscounted future cash flow amount, an impairment charge is recorded based on the difference between the fair value and the carrying value. Any such impairment charge is recorded in depreciation and amortization in the statements of operations. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows.
Intangible Assets
The Company classifies intangible assets as definite-lived or indefinite-lived. Definite-lived intangibles include revenue-generating contracts, client/vendor relationships, non-compete agreements, venue management and leasehold agreements, technology and trademarks and naming rights, all of which are amortized either on a straight-line basis over the respective lives of the agreements, typically 3 to 15 years, or on a basis more representative of the time pattern over which the benefit is derived. The Company periodically reviews the appropriateness of the amortization periods related to its definite-lived intangible assets. These assets are stated at cost or fair value. Indefinite-lived intangibles primarily include trade names. Indefinite-lived intangibles are not subject to amortization, but are reviewed for impairment at least annually.
The Company tests for possible impairment of definite-lived intangible assets whenever events or circumstances change, such as a current period operating cash flow loss combined with a history of, or projected, operating cash flow losses or a significant adverse change in the manner in which the asset is intended to be used, which may indicate that the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the estimated undiscounted future cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the estimated undiscounted future cash flow amount, an impairment charge is recorded based on the difference between the fair value and the carrying value. Any such impairment charge is recorded in depreciation and amortization in the statements of operations.
The Company tests for possible impairment of indefinite-lived intangible assets at least annually. Depending on facts and circumstances, qualitative factors may first be assessed to determine whether the existence of events and circumstances indicate that it is more likely than not that an indefinite-lived intangible asset is impaired. If it is concluded that it is more likely than not impaired, then the Company performs a quantitative impairment test by comparing the fair value with the carrying amount. If the qualitative assessment is not performed first, the Company performs only this quantitative test. When specific assets are determined to be impaired, the cost basis of the asset is reduced to reflect the current fair value. Any such impairment charge is recorded in depreciation and amortization in the statements of operations.
The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows.
Goodwill
The Company reviews goodwill for impairment annually, as of October 1, using a three-step process. It also tests goodwill for impairment in other periods if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount or when the Company changes its operating segments or reporting units. The first step is a qualitative evaluation as to whether it is more likely than not that the fair value of any of the Company’s reporting units is less than its carrying value using an assessment of relevant events and circumstances. Examples of such events and circumstances include historical financial performance, industry and market conditions, macroeconomic conditions, reporting unit-specific events, historical results of goodwill impairment testing and the timing of the last performance of a quantitative assessment. If any reporting units are concluded to be more likely than not impaired, or if that conclusion cannot be determined qualitatively, a second step is performed for that reporting unit. Regardless, all reporting units undergo a second step at least once every 5 years. This second step, used to quantitatively screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The third step, employed for any reporting unit that fails the second step, is used to measure the amount of any potential impairment and compares the implied fair value of the reporting unit’s goodwill with the carrying amount of goodwill. If a reporting unit’s carrying value is negative, the Company does not follow this three-step process. In this case, a qualitative evaluation is performed to determine whether it is more likely than not that the reporting unit’s goodwill is impaired. If it is, the comparison of the implied fair value of the reporting unit’s goodwill with the carrying amount of goodwill described above is performed. In all three steps, discount rates, market multiples, and sensitivity tests are derived and/or computed with the assistance of external valuation consultants.
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
In developing fair values for its reporting units, the Company employs a market multiple or a discounted cash flow methodology, or a combination thereof. The market multiple methodology compares the Company to similar companies on the basis of risk characteristics to determine its risk profile relative to those companies as a group. This analysis generally focuses on both quantitative considerations, which include financial performance and other quantifiable data, and qualitative considerations, which include any factors which are expected to impact future financial performance. The most significant assumptions affecting the market multiple methodology are the market multiples used and control premium. A control premium represents the additional value an investor would pay in order to obtain a controlling interest in the respective company.
The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. It is important to note that items such as depreciation, amortization and stock-based compensation expense are not part of cash flows which is more akin to the Company’s AOI metric. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The discounted cash flow methodology uses the Company’s estimates of future financial performance. The most significant assumptions used in the discounted cash flow methodology are the discount rate, attrition rate and expected future revenue, which vary among reporting units.
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
Accounts Payable, Client Accounts
Accounts payable, client accounts consists of contractual amounts due to ticketing clients which includes the face value of tickets sold and the clients’ share of service charges.
Income Taxes
The Company accounts for income taxes using the liability method in accordance with the FASB guidance for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if the Company believes it is more likely than not that some portion of or the entire asset will not be realized. As almost all earnings from the Company’s continuing foreign operations are permanently reinvested and not distributed, the Company’s income tax provision does not include additional United States taxes on those foreign operations. The amount of earnings at December 31, 2015 that has been earned over time, and permanently reinvested, was approximately $1.2 billion. It is not practical to determine the amount of federal and state income taxes, if any, that might become due in the event that any remaining available cash associated with these earnings were distributed.
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
The Company has established a policy of including interest related to tax loss contingencies in income tax expense (benefit) in the statements of operations.
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
Revenue from the Company’s ticketing operations primarily consists of service fees charged at the time a ticket for an event is sold. For tickets sold to events at the Company’s owned or operated venues and festivals in the United States, and where the Company controls the tickets internationally, the revenue for the associated ticket service charges collected in advance of the event is recorded as deferred revenue until the event occurs and these service charges are shared between the Company’s Ticketing and Concerts segments. For tickets sold for events at third-party venues, the revenue is recognized at the time of the sale and is recorded by the Company’s Ticketing segment.
The Company accounts for taxes that are externally imposed on revenue producing transactions on a net basis, as a reduction of revenue.
Gross versus Net Revenue Recognition
The Company reports revenue on a gross or net basis based on management’s assessment of whether the Company acts as a principal or agent in the transaction. To the extent the Company acts as the principal, revenue is reported on a gross basis. The determination of whether the Company acts as a principal or an agent in a transaction is based on an evaluation of whether the Company has the substantial risks and rewards of ownership under the terms of an arrangement. The Ticketing segment’s revenue, which primarily consists of service fees from its ticketing operations, is recorded net of the face value of the ticket as the Company generally acts as an agent in these transactions.
Foreign Currency
Results of operations for foreign subsidiaries and foreign equity investees are translated into United States dollars using the average exchange rates during the year. The assets and liabilities of those subsidiaries and investees are translated into United States dollars using the exchange rates at the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders’ equity in AOCI. Foreign currency transaction gains and losses are included in the statements of operations and include the impact of revaluation of certain foreign currency denominated net assets or liabilities held internationally. For the years ended December 31, 2015, 2014 and 2013, the Company recorded net foreign currency transaction losses of $35.3 million, $28.9 million and $2.8 million, respectively. The Company does not currently have operations in highly inflationary countries.
Advertising Expense
The Company records advertising expense in the year that it is incurred. Throughout the year, general advertising expenses are recognized as they are incurred, but event-related advertising for concerts is recognized once the show occurs. However, all advertising costs incurred during the year and not previously recognized are expensed at the end of the year. Advertising expenses of $275.6 million, $242.9 million and $224.0 million for the years ended December 31, 2015, 2014 and 2013, respectively, were recorded as a component of direct operating expenses. Advertising expenses of $28.6 million, $28.8 million and $27.7 million for the years ended December 31, 2015, 2014 and 2013, respectively, were recorded as a component of selling, general and administrative expenses.
Direct Operating Expenses
Direct operating expenses include artist fees, show-related marketing and advertising expenses, royalties paid to clients for a share of service charges, rent expense for events in third-party venues, credit card fees, telecommunications and data communication costs associated with the Company’s call centers, commissions paid on tickets distributed through independent sales outlets away from the box office, and salaries and wages related to seasonal employees at the Company’s venues along with other costs, including ticket stock and shipping. These costs are primarily variable in nature.

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
Acquisition Transaction Expenses
Acquisition transaction expenses consist of direct costs related to business combinations, such as legal and accounting transaction charges related to reviewing and closing an acquisition and also other legal costs directly tied to the transaction. These expenses also reflect changes in the fair value and accretion of accrued acquisition-related contingent or deferred consideration arrangements. The Company records transaction costs incurred in connection with the purchase or sale of a noncontrolling interest in a subsidiary, when control is maintained, as a deduction from equity in additional paid-in capital.
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
Reclassifications
Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 2015 presentation. The Company reclassified $20.0 million of debt issuance costs originally included in other long-term assets in the December 31, 2014 balance sheet and now reflects it as a reduction of the current portion of long-term debt and long-term debt in connection with the retrospective application of new accounting guidance for debt issuance costs as discussed below.
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
In April 2015, the FASB issued guidance that simplifies the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within that year. The guidance should be applied on a retrospective basis to all periods presented in the financial statements. Early adoption is permitted and the Company adopted this guidance effective January 1, 2015. See “—Reclassifications” above for discussion of the impact of implementation.
In September 2015, the FASB issued guidance that eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The guidance should be applied prospectively to adjustments to provisional amounts that occur after the effective date. This guidance is effective for annual periods beginning after December 15, 2015 and interim periods within that year. Early adoption is permitted and the Company adopted this guidance effective July 1, 2015. The adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.
In February 2015, the FASB issued amendments to the consolidation guidance that make changes to the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance is effective for annual periods beginning after December 15, 2015 and interim periods within that year. The guidance should be applied either using a modified retrospective approach or retrospectively. Early adoption is permitted and the Company adopted this guidance on October 1, 2015. The adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.
In November 2015, the FASB issued updated guidance that requires companies to classify all deferred tax assets and liabilities as noncurrent in the statement of financial position. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within that year. The guidance should be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. Early adoption is permitted and the Company adopted this guidance effective October 1, 2015. The Company applied the guidance prospectively to all deferred tax assets and liabilities. Prior periods presented have not been retrospectively adjusted. The adoption of this guidance did not have a material effect on the Company’s financial position.
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
In April 2015, the FASB amended its guidance on internal-use software providing guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments to this guidance are effective for annual periods beginning after December 15, 2015 and interim periods within that year, and early adoption is permitted. The guidance should be applied either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The Company will adopt this guidance on January 1, 2016, and will apply it prospectively. The adoption of this guidance will not have a material effect on the Company’s financial position or results of operations.
In January 2016, the FASB issued amendments for the recognition, measurement, presentation, and disclosure of financial instruments. Among other things, the guidance requires equity investments that do not result in consolidation and are not accounted for under the equity method to be measured at fair value with any change in fair value recognized in net income unless the investments do not have readily determinable fair values. The amendments are effective for annual periods beginning after December 15, 2017 and interim periods within that year. Early adoption is not permitted for most of the amendments. The amendments are to be applied through a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption with the exception of equity investments without readily determinable fair value which will be applied prospectively. The Company will adopt this standard on January 1, 2018, and is currently evaluating the impact that the standard will have on its financial position and results of operations.

NOTE 2—LONG-LIVED ASSETS
Property, Plant and Equipment
In the fourth quarter of 2012, an amphitheater in New York that is operated by the Company sustained substantial damage during Hurricane Sandy. During 2014 and 2013, the Company received insurance recoveries and recorded gains of $3.8 million and $14.1 million for the years ended December 31, 2014 and 2013, respectively, as a component of loss (gain) on disposal of operating assets in the Concerts segment representing the proceeds received in excess of the carrying value of the assets. The Company received the final insurance recovery in the second quarter of 2014.
Definite-lived Intangible Assets
The Company has definite-lived intangible assets which are amortized over the shorter of either the lives of the respective agreements or the period of time the assets are expected to contribute to the Company’s future cash flows. The amortization is recognized on either a straight-line or expected cash flows basis.

The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the years ended December 31, 2015 and 2014:

	Revenue- generating contracts	Client / vendor relationships	Trademarks and naming rights	Non-compete agreements	Venue management and leaseholds	Technology	Other	Total
	(in thousands)
Balance as of December 31, 2013:
Gross carrying amount	$585,094	$277,937	$28,524	$137,199	$85,642	$100,664	$2,375	$1,217,435
Accumulated amortization	(231,053)	(81,809)	(9,092)	(101,128)	(43,687)	(73,110)	(992)	(540,871)
Net	354,041	196,128	19,432	36,071	41,955	27,554	1,383	676,564
Gross carrying amount:
Acquisitions—current year	75,304	92,974	—	—	—	8,415	1,100	177,793
Acquisitions— prior year	(1,851)	2,857	—	1,500	—	407	—	2,913
Dispositions	(1,600)	—	—	—	—	—	—	(1,600)
Foreign exchange	(19,056)	(8,508)	(1,176)	—	(2,324)	(1,608)	(5)	(32,677)
Other (1)	(2,764)	(9,268)	(3,082)	(15,147)	4	(92,548)	111	(122,694)
Net change	50,033	78,055	(4,258)	(13,647)	(2,320)	(85,334)	1,206	23,735
Accumulated amortization:
Amortization	(52,664)	(52,389)	(3,458)	(12,531)	(7,960)	(24,946)	(713)	(154,661)
Dispositions	605	—	—	—	—	—	—	605
Foreign exchange	8,277	1,735	767	—	1,161	1,262	3	13,205
Other (1)	2,764	9,268	3,082	15,147	(4)	92,548	460	123,265
Net change	(41,018)	(41,386)	391	2,616	(6,803)	68,864	(250)	(17,586)
Balance as of December 31, 2014:
Gross carrying amount	635,127	355,992	24,266	123,552	83,322	15,330	3,581	1,241,170
Accumulated amortization	(272,071)	(123,195)	(8,701)	(98,512)	(50,490)	(4,246)	(1,242)	(558,457)
Net	363,056	232,797	15,565	25,040	32,832	11,084	2,339	682,713
Gross carrying amount:
Acquisitions—current year	119,482	39,113	62,953	5,110	10,574	16,230	17	253,479
Acquisitions— prior year	(8,366)	(4,694)	—	49,851	—	11	—	36,802
Foreign exchange	(15,332)	(8,474)	(664)	(2,159)	(3,784)	(1,306)	—	(31,719)
Other (1)	(30,116)	(2,655)	1	—	(24,061)	—	—	(56,831)
Net change	65,668	23,290	62,290	52,802	(17,271)	14,935	17	201,731
Accumulated amortization:
Amortization	(78,281)	(51,116)	(6,218)	(22,869)	(10,684)	(4,402)	(389)	(173,959)
Foreign exchange	6,494	2,036	340	62	1,468	46	—	10,446
Other (1)	30,115	2,655	1	—	24,061	—	—	56,832
Net change	(41,672)	(46,425)	(5,877)	(22,807)	14,845	(4,356)	(389)	(106,681)
Balance as of December 31, 2015:
Gross carrying amount	700,795	379,282	86,556	176,354	66,051	30,265	3,598	1,442,901
Accumulated amortization	(313,743)	(169,620)	(14,578)	(121,319)	(35,645)	(8,602)	(1,631)	(665,138)
Net	$387,052	$209,662	$71,978	$55,035	$30,406	$21,663	$1,967	$777,763

(1)	Other includes netdowns of fully amortized or impaired assets.
___________
Included in the current year acquisitions amount above for 2015 is $253.5 million of definite-lived intangible assets primarily associated with the acquisitions of all or part of festival promoters, a venue management business, an artist management business, and a ticketing business all located in the United States and the United Kingdom.
Included in the prior year acquisitions amount above for 2015 is $36.8 million of definite-lived intangible assets primarily associated with the prospective consolidation of an artist management business located in the United Kingdom.
Included in the current year acquisitions amount above for 2014 is $177.8 million of definite-lived intangible assets primarily associated with the acquisitions of a controlling interest in a festival and concert promoter and five artist management businesses located in the United States and the United Kingdom.
The 2015 and 2014 additions to definite-lived intangible assets from acquisitions have weighted-average lives as follows:

	Weighted- Average Life (years)
	2015	2014

Revenue-generating contracts	8	9
Client/vendor relationships	7	7
Trademarks and naming rights	10	—
Non-compete agreements	6	5
Venue management and leaseholds	7	—
Technology	6	5
Other	—	10
All categories	8	7
During all years presented, the Company reviewed the carrying value of certain definite-lived intangible assets that management determined would not be renewed or that had an indicator that future operating cash flows may not support its carrying value. It was determined that certain assets were impaired since the estimated undiscounted future cash flows associated with those assets were less than their carrying value. For the years ended December 31, 2014 and 2013, the Company recorded impairment charges related to definite-lived intangible assets of $11.1 million and $10.6 million, respectively, as a component of depreciation and amortization. The 2014 impairment charges primarily related to client/vendor relationship intangible assets in the Artist Nation segment and technology intangible assets in the Ticketing segment. The 2013 impairment charges primarily related to venue management and leasehold intangible assets in the Concerts segment and client/vendor relationship intangible assets in the Artist Nation segment. See Note 5—Fair Value Measurements for further discussion of the inputs used to determine the fair values. There were no significant impairment charges recorded in 2015.
Amortization of definite-lived intangible assets for the years ended December 31, 2015, 2014 and 2013 was $174.0 million, $154.7 million and $173.2 million, respectively.
The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets that exist at December 31, 2015:

(in thousands)
2016	$157,750
2017	$145,440
2018	$120,840
2019	$103,549
2020	$89,714
As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization may vary.
Indefinite-lived Intangibles
The Company has indefinite-lived intangible assets which consists of trade names. These indefinite-lived intangible assets had a carrying value of $369.3 million and $369.5 million as of December 31, 2015 and 2014, respectively.

The Company tests for possible impairment of indefinite-lived intangible assets on at least an annual basis. For the year ended December 31, 2014, the Company recorded an impairment charge of $6.0 million as a component of depreciation and amortization in the Ticketing segment. During 2014, the Company made a decision to rebrand certain of its markets that were not using the Ticketmaster trade name. In connection with the rebranding, it was determined that an indefinite-lived intangible asset for a certain market was fully impaired since the transition to the Ticketmaster trade name was substantially completed for that market during the year. See Note 5—Fair Value Measurements for further discussion of the inputs used to determine the fair value. There were no impairment charges of indefinite-lived intangible assets recorded for the years ended December 31, 2015 and 2013.
Goodwill
The Company currently has seven reporting units with goodwill balances: International Concerts and North American Concerts within the Concerts segment; Artist Management and Artist Services (non-management) within the Artist Nation segment; International Ticketing and North American Ticketing within the Ticketing segment; and Sponsorship & Advertising. The Company reviews goodwill for impairment annually, as of October 1, using a three-step process: a qualitative review, a quantitative analysis, and a measurement of implied goodwill. In 2015, as part of the Company’s annual test for impairment of goodwill, two reporting units were assessed under the initial qualitative evaluation and did not require a quantitative analysis. These reporting units account for approximately 13% of the Company’s goodwill at December 31, 2015. Considerations included the considerable excess of fair values over carrying values in the most recent quantitative analysis performed together with the following comparison of current information to the most recent quantitative analysis: (a) declining discount rates, (b) consistent market multiples and (c) for one of the reporting units, financial results outperforming prior expectations and for the other reporting unit, financial results that did not meet prior expectations.
Three reporting units that account for approximately 67% of the Company’s goodwill at December 31, 2015 advanced directly to a quantitative analysis without performing a qualitative analysis, in accordance with the Company’s policy, as these reporting units have not had quantitative analysis performed in 5 years. These reporting units did not require the final step to measure potential impairment.
Finally, for two reporting units that account for approximately 20% of the Company’s goodwill at December 31, 2015, although these reporting units showed improved or consistent discount rates and increased market multiples, the qualitative analysis was inconclusive due to declines in recent financial performance against prior expectations. As such, quantitative analysis was performed for these reporting units, but did not require the final step to measure potential impairment.
The Company performed the quantitative analysis using a combination of a discounted cash flows methodology, which uses both market-based and internal assumptions, and a market multiple methodology, which uses primarily market-based assumptions.
Based upon the results of the annual tests there were no impairment charges recorded in 2015 and 2013. In 2014, the Company recorded impairment charges of $117.0 million and $17.9 million related to its International Concerts and Artist Services (non-management) reporting units, respectively.

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the years ended December 31, 2015 and 2014:

	Concerts	Ticketing	Artist Nation	Sponsorship & Advertising	Total
	(in thousands)
Balance as of December 31, 2013:
Goodwill	$505,472	$642,249	$278,923	$310,241	$1,736,885
Accumulated impairment losses	(269,902)	—	—	—	(269,902)
Net	235,570	642,249	278,923	310,241	1,466,983

Acquisitions—current year	92,393	27,943	68,107	15,774	204,217
Acquisitions—prior year	1,997	—	(2,304)	(625)	(932)
Dispositions	—	(4,434)	—	—	(4,434)
Impairment	(117,013)	—	(17,948)	—	(134,961)
Foreign exchange	(21,971)	(8,127)	787	(22,525)	(51,836)

Balance as of December 31, 2014:
Goodwill	577,891	657,631	345,513	302,865	1,883,900
Accumulated impairment losses	(386,915)	—	(17,948)	—	(404,863)
Net	190,976	657,631	327,565	302,865	1,479,037

Acquisitions—current year	57,792	77,951	15,051	43,248	194,042
Acquisitions—prior year	(28,472)	10,341	(17,968)	(3,274)	(39,373)
Foreign exchange	(4,440)	(12,098)	(2,095)	(10,758)	(29,391)

Balance as of December 31, 2015:
Goodwill	602,771	733,825	340,501	332,081	2,009,178
Accumulated impairment losses	(386,915)	—	(17,948)	—	(404,863)
Net	$215,856	$733,825	$322,553	$332,081	$1,604,315
Included in the current year acquisitions amount above for 2015 is $194.0 million of goodwill primarily associated with the acquisitions of all or part of festival promoters and a ticketing business, all located in the United States.
Included in the prior year acquisitions amount above for 2015 is a decrease of $39.4 million of goodwill primarily associated with the finalization of accounting for the acquisition of a controlling interest in a festival and concert promoter in the United States and prospective consolidation of an artist management business located in the United Kingdom.
Included in the current year acquisitions amount above for 2014 is $204.2 million of goodwill primarily associated with the acquisitions of a controlling interest in a festival and concert promoter and three artist management businesses located in the United States and the United Kingdom.
For the goodwill recognized in connection with the 2015 and 2014 acquisitions, $107.9 million and $76.4 million, respectively, is expected to be deductible for tax purposes.
The Company is in various stages of finalizing its acquisition accounting for recent acquisitions, which include the use of external valuation consultants, and the completion of this accounting could result in a change to the associated purchase price allocations, including goodwill and its allocation between segments.

Investments in Nonconsolidated Affiliates
The Company has investments in various affiliates which are not consolidated and are accounted for under the equity method of accounting. The Company records its investments in these entities in the balance sheet as investments in nonconsolidated affiliates reported as part of other long-term assets. The Company’s interests in these operations are recorded in the statements of operations as equity in earnings of nonconsolidated affiliates. For the year ended December 31, 2015, the Company’s investments in Venta de Boletos por Computadora S.A. de C.V, a 33% owned ticketing distribution services company, Vice Nation, LLC, a 60% owned digital content company, Front Gate Holdings, LLC (“Front Gate”), a 50% owned ticketing business for part of 2015 and Caring & Daring, LLC (“C&D”), a 50% owned festival promotion business for part of 2015 are considered significant on an individual basis and certain other investments are considered significant on an aggregate basis. In June 2015, the Company acquired the remaining or additional interests in Front Gate and C&D, which are both reported on a consolidated basis from the date of acquisition and therefore, the amounts below include Front Gate and C&D only through the date of acquisition and do not include any balance sheet amounts as of December 31, 2015. Summarized balance sheet and income statement information for these entities is as follows (at 100%):

	December 31,
	2015	2014
	(in thousands)
Current assets	$74,686	$90,218
Noncurrent assets	$7,979	$19,255
Current liabilities	$48,581	$63,007
Noncurrent liabilities	$—	$—
Noncontrolling interests	$403	$391

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Revenue	$92,801	$68,828	$71,574
Operating income	$21,022	$22,639	$26,936
Net income	$13,986	$16,996	$21,167
Net income attributable to the common stockholders of the equity investees	$13,905	$16,855	$21,105
The Company reviews its investments in nonconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For the year ended December 31, 2013, the Company recorded impairment charges related to these investments of $9.2 million as equity in earnings of nonconsolidated affiliates. The impairments primarily related to an investment in a concert promoter located in Europe and an investment in an ecommerce business. See Note 5—Fair Value Measurements for further discussion of the inputs used to determine the fair values. There were no significant impairments of investments in nonconsolidated affiliates during 2015 and 2014.
Long-lived Asset Disposals
In May 2013, the Company completed the sale of a theater in New York. There were no significant disposals of long-lived assets during 2015 and 2014. The table below summarizes the asset and liability values at the time of sale for significant disposals and the resulting gain or loss recorded.

Divested Asset	Segment	Gain on Disposal of Operating Assets	Current Assets	Noncurrent Assets	Current Liabilities	Noncurrent Liabilities
	(in thousands)
2013 Divestiture
New York theater	Concerts	$(24,845)	$—	$35,785	$—	$3,636

NOTE 3—LONG-TERM DEBT
Long-term debt, which includes capital leases, consisted of the following:

	December 31,
	2015	2014

	(in thousands)
Senior Secured Credit Facility:
Term loan A	$93,438	$104,937
Term loan B	928,625	938,125
7% Senior Notes due 2020	425,000	425,000
5.375% Senior Notes due 2022	250,000	250,000
2.5% Convertible Senior Notes due 2019	275,000	275,000
Other long-term debt	108,350	96,031
Total principal amount	2,080,413	2,089,093
Less unamortized discounts and debt issuance costs	(41,399)	(52,979)
Plus unamortized premium	6,000	7,286
Total long-term debt net of unamortized discounts, premium and debt issuance costs	2,045,014	2,043,400
Less: current portion	42,352	47,443

Total long-term debt, net	$2,002,662	$1,995,957

Future maturities of long-term debt at December 31, 2015 are as follows:

(in thousands)
2016	$42,484
2017	61,458
2018	343,116
2019	19,213
2020	1,340,533
Thereafter	273,609
Total	$2,080,413
All long-term debt without a stated maturity date is considered current and is reflected as maturing in the earliest period shown in the table above. See Note 5—Fair Value Measurements for discussion of fair value measurement of the Company’s long-term debt.
Senior Secured Credit Facility
At December 31, 2015, the Company’s senior secured credit facility consisted of (i) a $115 million term loan A facility with a maturity of five years, (ii) a $950 million term loan B facility with a maturity of seven years and (iii) a $335 million revolving credit facility with a maturity of five years. Subject to certain conditions, the Company has the right to increase such facilities by at least $450 million or a greater amount so long as the senior secured leverage ratio calculated on a pro-forma basis (as defined in the credit agreement) is no greater than 3.25x. The revolving credit facility provides for borrowings up to the amount of the facility with sublimits of up to (i) $150 million to be available for the issuance of letters of credit, (ii) $50 million to be available for swingline loans, (iii) $150 million to be available for borrowings in Euros or British Pounds and (iv) $50 million to be available for borrowings in one or more other approved currencies. The senior secured credit facility is secured by (i) a first priority lien on substantially all of the tangible and intangible personal property of the Company’s domestic subsidiaries that are guarantors and (ii) a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of the Company’s direct and indirect domestic subsidiaries and 65% of each class of capital stock of any first-tier foreign subsidiaries.

The interest rates per annum applicable to revolving credit facility loans and the term loan A under the senior secured credit facility are, at the Company’s option, equal to either LIBOR plus 2.25% or a base rate plus 1.25%, subject to stepdowns based on the Company’s net leverage ratio. The interest rates per annum applicable to the term loan B are, at the Company’s option, equal to either LIBOR plus 2.75% or a base rate plus 1.75%, subject to a LIBOR floor of 0.75% and a base rate floor of 1.75%. The Company is required to pay a commitment fee of 0.5% per year on the undrawn portion available under the revolving credit facility, subject to stepdowns based on the Company’s net leverage ratio, and variable fees on outstanding letters of credit.
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
Based on the Company’s outstanding letters of credit of $76.1 million, $258.9 million was available for future borrowings under the revolving credit facility at December 31, 2015.
7% Senior Notes
At December 31, 2015, the Company had $425 million of 7% senior notes due 2020 outstanding, of which $200 million was issued with a $9.0 million premium. Interest on the notes is payable semiannually in arrears on March 1 and September 1 of each year and the notes will mature on September 1, 2020. The Company may redeem some or all of the notes at any time prior to September 1, 2016 at a price equal to 100% of the aggregate principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium using a discount rate equal to the treasury rate plus 50 basis points. On or after September 1, 2016, the Company may redeem at its option some or all of the notes at redemption prices that start at 103.5% of their principal amount, plus any accrued and unpaid interest to the date of redemption. The Company must make an offer to redeem the notes at 101% of the aggregate principal amount, plus any accrued and unpaid interest to the repurchase date, if it experiences certain defined changes of control.
5.375% Senior Notes
In May 2014, the Company issued $250 million of 5.375% senior notes due 2022. Interest on the notes is payable semiannually in arrears on June 15 and December 15, and the notes will mature on June 15, 2022. The Company may redeem some or all of the notes at any time prior to June 15, 2017 at a price equal to 100% of the principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium. The Company may also redeem up to 35% of the aggregate principal amount of the notes from the proceeds of certain equity offerings prior to June 15, 2017, at a price equal to 105.375% of the principal amount, plus any accrued and unpaid interest. In addition, on or after June 15, 2017, the Company may redeem at its option some or all of the notes at redemption prices that start at 104.0313% of their principal amount, plus any accrued and unpaid interest to the date of redemption. The Company must make an offer to redeem the notes at 101% of the aggregate principal amount, plus any accrued and unpaid interest to the repurchase date, if it experiences certain defined changes of control.
2.5% Convertible Senior Notes
In May 2014, the Company issued $275 million of convertible senior notes due 2019. The notes pay interest semiannually in arrears on May 15 and November 15 at a rate of 2.5% per annum. The notes will mature on May 15, 2019, and may not be redeemed by the Company prior to the maturity date. The notes will be convertible, under certain circumstances, until November 15, 2018, and on or after such date without condition, at an initial conversion rate of 28.8363 shares of the Company’s common stock per $1,000 principal amount of notes, subject to adjustment, which represents a 52.5% conversion premium based on the last reported sale price for the Company’s common stock of $22.74 on May 19, 2014. Upon conversion, the notes may be settled in shares of common stock or, at the Company’s election, cash or a combination of cash and shares of common stock. Assuming the Company fully settled the notes in shares, the maximum number of shares that could be issued to satisfy the conversion is currently 7.9 million.
If the Company experiences a fundamental change, as defined in the indenture governing the notes, the holders of the 2.5% convertible senior notes may require the Company to purchase for cash all or a portion of their notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any.
The carrying amount of the equity component of the notes is $22.0 million and the principal amount of the liability component (face value of the notes) is $275 million. As of December 31, 2015, the remaining period for the debt discount was approximately three years and the value of the notes, if converted and fully settled in shares, did not exceed the principal amount of the notes. As of December 31, 2015 and 2014, the effective interest rate on the liability component of the notes was 5.0%.

The following table summarizes the amount of pre-tax interest cost recognized on the 2.5% convertible senior notes and the Company’s 2.875% convertible senior notes which were redeemed in September 2014:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Interest cost recognized relating to:
Contractual interest coupon	$6,856	$8,701	$6,325
Amortization of debt discount	4,599	10,165	12,995
Amortization of debt issuance costs	1,355	1,175	703
Total interest cost recognized on the notes	$12,810	$20,041	$20,023
Other Long-term Debt
As of December 31, 2015, other long-term debt is comprised of capital leases of $9.2 million and notes payable and other debt of $99.1 million, including debt to noncontrolling interest partners of $26.9 million and $51.7 million of a subsidiary’s long-term debt which consists of a term loan, revolving credit facility and shareholder loan notes. Total notes payable consist primarily of 18 notes with interest rates ranging from 0.2% to 11.0% and maturities of up to seven years.
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
In August 2013, the Company issued additional notes under the indenture governing its existing 7% senior notes due 2020 with a $9.0 million premium and amended its senior secured credit facility. The amendment to the senior secured credit facility provided the existing term loan A and term loan B lenders with an option to convert their outstanding principal amounts into the new term loans. Excluding the outstanding principal amounts for lenders who elected to convert their outstanding term loans, proceeds of $802.2 million from issuance of these borrowing were used to repay $472.5 million principal amount of the Company’s outstanding borrowings under the existing senior secured credit facility, to repay the entire $250 million principal amount of the Company’s outstanding 8.125% senior notes due 2018 and to pay the related ‘make-whole’ premium on these senior notes and total accrued interest and fees of $35.3 million along with related fees and expenses for the refinancing of $22.0 million, leaving $22.4 million in additional cash for general corporate purposes. The Company recorded a $36.3 million loss on extinguishment of debt related to this refinancing in 2013.
Debt Covenants
The Company’s senior secured credit facility contains a number of covenants and restrictions that, among other things, require the Company to satisfy certain financial covenants and restrict the Company’s and its subsidiaries’ ability to incur additional debt, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets, merge or consolidate, and pay dividends and make distributions (with the exception of subsidiary dividends or distributions to the parent company or other subsidiaries on at least a pro-rata basis with any noncontrolling interest partners). Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the credit facility becoming immediately due and payable. The senior secured credit facility agreement has a covenant, measured quarterly that relates to total leverage. The consolidated total leverage covenant requires the Company to maintain a ratio of consolidated total funded debt to consolidated EBITDA (both as defined in the credit agreement) of 4.75x over the trailing four consecutive quarters through September 30, 2016. The consolidated total leverage ratio will reduce to 4.50x on December 31, 2016.
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
As of December 31, 2015, the Company believes it was in compliance with all of its debt covenants. The Company expects to remain in compliance with all of these covenants throughout 2016.
NOTE 4—DERIVATIVE INSTRUMENTS
The Company primarily uses forward currency contracts and options to reduce its exposure to foreign currency risk associated with short-term artist fee commitments. The Company may also enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At December 31, 2015 and 2014, the Company had forward currency contracts and options outstanding with notional amounts of $71.1 million and $63.3 million, respectively. These instruments have not been designated as hedging instruments and any change in fair value is reported in earnings during the period of the change. The Company’s foreign currency derivative activity, including the related fair values, are not material to any period presented.
Additionally, the Company has entered into certain interest rate swap and cap agreements to limit its exposure to variable interest rates, related to portions of the Company’s outstanding debt. At December 31, 2015, the Company had an interest rate cap agreement outstanding with a notional amount of $8.2 million. This interest rate cap agreement has not been designated as a hedging instrument. At December 31, 2014, the Company had interest rate swap agreements outstanding with notional amounts of $29.3 million. One of the agreements expired in June 2015 and was designated as a cash flow hedge. As of December 31, 2014, there was no ineffective portion or amount excluded from effectiveness testing for the derivative designated as a cash flow hedging instrument. The Company’s interest rate swap and cap activity, including the related fair values, are not material to any period presented.
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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis, which are classified on the balance sheets as cash and cash equivalents, other current assets, other long-term assets, other current liabilities and other long-term liabilities:

	Fair Value Measurements at December 31, 2015				Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
		(in thousands)				(in thousands)
Assets:
Cash equivalents	$30,102	$—	$—	$30,102	$111	$—	$—	$111
Forward currency contracts	—	979	—	979	—	1,910	—	1,910
Total	$30,102	$979	$—	$31,081	$111	$1,910	$—	$2,021
Liabilities:
Interest rate cap and swaps	$—	$—	$1	$1	$—	$1,004	$—	$1,004
Forward currency contracts	—	680	—	680	—	5	—	5
Put option	—	—	7,258	7,258	—	—	—	—
Contingent consideration	—	—	19,877	19,877	—	—	8,927	8,927
Total	$—	$680	$27,136	$27,816	$—	$1,009	$8,927	$9,936
Cash equivalents consist of money market funds. Fair values for cash equivalents are based on quoted prices in an active market. Fair values for forward currency contracts are based on observable market transactions of spot and forward rates. Fair values for the interest rate swaps are based on inputs corroborated by observable market data with similar tenors.
A third party has a put option to sell its noncontrolling interest in one of the Company’s subsidiaries to the Company and is carried at fair value using Level 3 inputs because the redemption date and redemption amount are not fixed. The put option is triggered by the occurrence of specific events, one of which is certain to occur, and requires the Company to buy the noncontrolling interest. The redemption amount for this put option is a variable amount based on a formula linked to historical earnings. The Company has recorded a current liability for this put option which is valued based on the historic results of that subsidiary. Changes in the fair value are recorded in acquisition transaction expenses.
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
Due to their short maturity, the carrying amounts of accounts receivable, accounts payable and accrued expenses approximated their fair values at December 31, 2015 and 2014.
The Company’s outstanding debt held by third-party financial institutions is carried at cost, adjusted for premium, discounts or debt issuance costs. The Company’s debt is not publicly traded and the carrying amounts typically approximate fair value for debt that accrues interest at a variable rate, which are considered to be Level 2 inputs. The estimated fair values of the Company’s 7% senior notes, 5.375% senior notes and the 2.5% convertible senior notes were $443.1 million, $249.4 million and $280.2 million, respectively, at December 31, 2015. The estimated fair values of the 7% senior notes, 5.375% senior notes and the 2.5% convertible senior notes were $451.3 million, $250.3 million and $296.3 million, respectively, at December 31, 2014. The estimated fair value of the Company’s third-party fixed-rate debt is based on quoted market prices in active markets for the same or similar debt, which are considered to be Level 2 inputs. The Company has fixed rate debt held by noncontrolling interest partners with a face value of $26.9 million and $30.0 million at December 31, 2015 and 2014, respectively. The Company is unable to determine the fair value of this debt.

The following table shows the fair value of the Company’s financial assets that have been adjusted to fair value on a non-recurring basis which had a significant impact on the Company’s results of operations for the years ended December 31, 2015 and 2014:

	Fair Value	Fair Value Measurements Using			Loss
Description	Measurement	Level 1	Level 2	Level 3	(Gain)
	(in thousands)
2015
Investment in nonconsolidated affiliates	$—	$—	$—	$—	$(9,124)

2014
Definite-lived intangible assets, net	$627	$—	$—	$627	$11,107
Indefinite-lived intangible assets	$—	$—	$—	$—	$5,963
Goodwill	$142,719	$—	$—	$142,719	$134,961
Investments in nonconsolidated affiliates	$—	$—	$—	$—	$(16,356)
During 2015 and 2014, the Company recorded net gains related to investments in nonconsolidated affiliates of $9.1 million and $16.4 million, respectively, as a component of other expense, net. The 2015 gain was related to the acquisitions of a controlling interest in a festival promoter and an artist management business, and the remaining interest in a ticketing business, which were previously accounted for under the equity method. The 2014 net gain was related to changes in the governing agreements of two artist management businesses resulting in those businesses being consolidated by the Company on a prospective basis. Prior to consolidation in both years, the Company remeasured these investments to fair value using a discounted cash flow methodology. The key inputs in these fair value measurements include future cash flow projections, including revenue and profit margins, discount rates and attrition rates. The key inputs used for these non-recurring fair value measurements are considered Level 3 inputs.
During 2014 and 2013, the Company recorded impairment charges related to definite-lived intangible assets of $11.1 million and $10.6 million, respectively, as a component of depreciation and amortization. The 2014 impairment charges were primarily related to intangible assets for client/vendor relationships in the Artist Nation segment and technology in the Ticketing segment. The 2013 impairment charges were primarily related to intangible assets for venue management and leaseholds in the Concerts segment and client/vendor relationships in the Concerts and Artist Nation segments. In all these cases it was determined that these assets were impaired since the most recent estimated undiscounted future cash flows associated with these assets were less than their carrying value or that the technology would no longer be used. These impairments were then calculated using operating cash flows which were discounted to approximate fair value. The key inputs in these calculations include future cash flow projections, including revenue and profit margins, attrition rates as applicable, and, for the fair value computation, a discount rate. The key inputs used for these non-recurring fair value measurements are considered Level 3 inputs.
During 2014, goodwill impairments were recorded for the International Concerts reporting unit in the Concerts segment and the Artist Services (non-management) reporting unit in the Artist Nation segment in the amounts of $117.0 million and$17.9 million, respectively, in conjunction with the Company’s annual impairment tests. The Company calculated these impairments using a combination of a discounted cash flows methodology, which uses both Level 2 and Level 3 inputs, and a market multiple methodology, which uses primarily Level 2 inputs. These key inputs include discount rates, market multiples, control premiums, revenue growth, estimates of future financial performance and attrition rates. See Note 1—The Company and Summary of Significant Accounting Policies and Note 2—Long-Lived Assets for further discussion of the Company’s methodology and these impairments.
During 2014, the Company recorded an impairment charge related to indefinite-lived intangible assets of $6.0 million as a component of depreciation and amortization. The Company made a decision to rebrand certain of its markets that were not using the Ticketmaster trade name. In connection with the rebranding, it was determined that an indefinite-lived intangible asset for a certain market was fully impaired since the transition to the Ticketmaster trade name was substantially completed for that market during the third quarter. The fair value of this asset was calculated using a relief from royalty method. The relief from royalty method applied a royalty rate to the projected earnings attributable to the indefinite-lived intangible asset. The projected earnings for this non-recurring fair value measurement are considered Level 3 inputs.
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
NOTE 6—COMMITMENTS AND CONTINGENT LIABILITIES
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
As of December 31, 2015, the Company’s future minimum rental commitments under non-cancelable operating lease agreements, minimum payments under non-cancelable contracts and capital expenditure commitments consist of the following:

	Non-cancelable Operating Leases	Non-cancelable Contracts	Capital Expenditures
	(in thousands)
2016	$148,547	$860,672	$8,144
2017	144,071	207,597	3,835
2018	132,363	63,117	189
2019	124,052	88,573	73
2020	110,637	3,588	308
Thereafter	1,436,542	6,121	8,480
Total	$2,096,212	$1,229,668	$21,029

Commitment amounts for non-cancelable operating leases and non-cancelable contracts which stipulate an increase in the commitment amount based on an inflationary index have been estimated using an inflation factor of 2.1% for North America, 3.2% for the United Kingdom and 1.8% for the Netherlands.
Aggregate minimum rentals of $69.5 million to be received in years 2016 through 2023 under non-cancelable subleases are excluded from the commitment amounts in the above table.
Total rent expense charged to operations for 2015, 2014 and 2013 was $159.5 million, $155.7 million and $162.6 million, respectively. In addition to the minimum rental commitments included in the table above, the Company has leases that contain contingent payment requirements for which payments vary depending on revenue, tickets sold or other variables. Contingent rent expense charged to operations for 2015, 2014 and 2013 was $43.7 million, $28.9 million and $46.5 million, respectively. The above table above does not include contingent rent or rent expense for events in third-party venues.
In connection with asset and business disposals, the Company generally provides indemnifications to the buyers including claims resulting from employment matters, commercial claims and governmental actions that may be taken against the assets or businesses sold. Settlement of these claims is subject to various statutory limitations that are dependent upon the nature of the claim.
Certain agreements relating to acquisitions provide for deferred purchase consideration payments at future dates. A liability is established at the time of the acquisition for these fixed payments. For obligations payable at a date greater than twelve months from the acquisition date, the Company applies a discount rate to calculate the present value of the obligations. As of December 31, 2015, the Company has accrued $12.4 million in other current liabilities and $26.8 million in other long-term liabilities and, as of December 31, 2014, the Company had accrued $0.1 million in other current liabilities and $15.5 million in other long-term liabilities, related to these deferred purchase consideration payments.
The Company has contingent obligations related to acquisitions which are accounted for as business combinations. Contingent consideration associated with business combinations is recorded at fair value at the time of the acquisition and reflected at current fair value for each subsequent reporting period thereafter until settled. The Company records these fair value changes in its statements of operations as acquisition transaction expenses. The contingent consideration is generally subject to payout following the achievement of future performance targets and a portion is expected to be payable in the next twelve months. As of December 31, 2015, the Company has accrued $2.3 million in other current liabilities and $17.6 million in other long-term liabilities and, as of December 31, 2014, the Company had accrued $0.1 million in other current liabilities and $8.8 million in other long-term liabilities, representing the fair value of these estimated payments. The last contingency period for which the Company has an outstanding contingent payment is for the period ending December 2020. See Note 5—Fair Value Measurements for further discussion related to the valuation of these contingent payments.

During 2006, in connection with the Company’s acquisition of Historic Theatre Group, the Company guaranteed obligations related to a lease agreement. In the event of default, the Company could be liable for obligations through the end of 2035 which have future lease payments (undiscounted) of approximately $18.4 million as of December 31, 2015. The scheduled future minimum rentals for this lease for the years 2016 through 2020 are $1.6 million each year. The venues under the lease agreement were included in the sale of the Company’s North American theatrical business in 2008. The buyer has assumed the Company’s obligations under the guaranty, however the Company remains contingently liable to the lessor. The Company believes that the likelihood of a material liability being triggered under this lease is remote, and no liability has been accrued for these contingent lease obligations as of December 31, 2015.
As of December 31, 2015 and 2014, the Company guaranteed the debt of third parties of approximately $13.4 million and $13.1 million, respectively, primarily related to maximum credit limits on employee and tour-related credit cards and obligations under a venue management agreement.
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
As of December 31, 2015, the Company has accrued $34.9 million, its best estimate of the probable costs associated with the settlement referred to above. The calculation of this liability is based in part upon an estimated redemption rate. Any difference between the Company’s estimated redemption rate and the actual redemption rate it experiences will impact the final settlement amount; however, the Company does not expect this difference to be material.

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
NOTE 7—CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS
Transactions Involving Related Parties
The following table sets forth revenue earned and expenses incurred from the transactions noted below:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Related-party revenue	$109,369	$3,178	$6,050
Related-party expenses	$7,701	$413	$5,006
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
Clear Channel
The Company has a non-employee director who was also a director and executive officer of Clear Channel until July 2013. This director receives directors’ fees and stock-based awards on the same basis as other non-employee members of the Company’s board of directors. From time to time, the Company purchases advertising from Clear Channel and its subsidiaries. The Company also has various lease and licensing agreements with Clear Channel for office space. These transactions are included in the table above through July 2013.
Madison Square Garden
The Company had a non-employee director until February 2013 who is also a director and executive officer of The Madison Square Garden Company (“MSG”) and Cablevision Systems Corporation. This director received directors’ fees and stock-based awards on the same basis as other non-employee members of the Company’s board of directors. From time to time, the Company promotes events at venues owned and/or operated by MSG and pays rental fees and co-promote fees to MSG and its subsidiaries. In addition, the Company provides ticketing services for venues and sports franchises owned or operated by MSG and pays royalty fees and non-recoupable ticketing contract advances to MSG and its subsidiaries. The Company also receives transaction fees from MSG and its subsidiaries for tickets MSG sells using the Company’s ticketing software. Finally, the Company purchases advertising from Cablevision Systems Corporation and its subsidiaries from time to time. All of these transactions are included in the table above through February 2013.

Senior Management
The Company conducts certain transactions in the ordinary course of business with companies that are owned, in part or in total, by certain members of senior management of the Company. These transactions primarily relate to ticketing, security, and other services.
Transactions Involving Equity Method Investees
The Company conducts business with certain of its equity method investees in the ordinary course of business. Transactions relate to venue rentals, management fees and sponsorship revenue. Revenue of $2.8 million, $3.0 million and $2.6 million were earned in 2015, 2014 and 2013, respectively, and expenses of $5.5 million, $5.2 million and $7.5 million were incurred in 2015, 2014 and 2013, respectively, from these equity investees for services rendered or provided in relation to these business ventures.
NOTE 8—INCOME TAXES
Significant components of the provision for income tax expense are as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Current:
Federal	$543	$17	$1,238
Foreign	23,811	12,727	41,664
State	7,379	9,550	3,864
Total current	31,733	22,294	46,766
Deferred:
Federal	(355)	(10,827)	(852)
Foreign	(8,278)	(4,249)	(14,606)
State	(978)	(2,588)	(430)
Total deferred	(9,611)	(17,664)	(15,888)
Income tax expense	$22,122	$4,630	$30,878

The domestic loss before income taxes was $21.4 million, $16.2 million and $103.9 million for 2015, 2014 and 2013, respectively. Foreign income (loss) before income taxes was $27.8 million, $(83.6) million and $98.8 million for 2015, 2014 and 2013, respectively.

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2015	2014
	(in thousands)
Deferred tax liabilities:
Intangible assets	$209,316	$232,521
Prepaid expenses	6,429	2,518
Long-term debt	5,644	8,521
Other	20,759	—
Total deferred tax liabilities	242,148	243,560
Deferred tax assets:
Accrued expenses	41,113	59,081
Net operating loss carryforwards	578,805	526,811
Foreign tax credit carryforwards	56,282	55,806
Equity compensation	26,432	9,868
Other	1,949	2,065
Total gross deferred tax assets	704,581	653,631
Valuation allowance	658,104	593,305
Total deferred tax assets	46,477	60,326
Net deferred tax liabilities	$(195,671)	$(183,234)
The valuation allowance was recorded due to the Company’s uncertainty of the ability to generate sufficient taxable income necessary to realize certain deferred tax assets in future years. If, at a later date, it is determined that due to a change in circumstances, the Company will utilize all or a portion of those deferred tax assets, the Company will reverse the corresponding valuation allowance with the offset to income tax benefit.
During 2015 and 2014, the Company recorded net deferred tax liabilities of $29.2 million and $23.2 million, respectively, due principally to differences in financial reporting and tax bases in assets acquired in business combinations.
As of December 31, 2015, the Company has United States federal, state and foreign deferred tax assets related to net operating loss carryforwards of $239.2 million, $76.9 million and $262.7 million, respectively. Based on current statutory carryforward periods, these losses will expire on various dates between the years 2025 and 2034. The Company’s federal net operating loss is subject to statutory limitations on the amount that can be used in any given year.

The reconciliation of income tax computed at the United States federal statutory rates to income tax expense (benefit) is:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Income tax expense (benefit) at United States statutory rates	$2,223	$(34,937)	$(1,798)
State income taxes, net of federal tax benefits	3,959	7,548	2,604
Differences between foreign and United States statutory rates	(5,356)	(10,735)	(21,182)
Non-United States income inclusions and exclusions	1,206	(284)	15,352
United States income inclusions and exclusions	2,095	(1,396)	4,881
Nondeductible items	4,736	55,469	7,359
Tax contingencies	2,063	950	697
Tax expense from acquired goodwill	4,483	1,299	913
Tax return to accrual	(551)	(7,013)	4,350
Change in valuation allowance	7,116	(7,467)	14,999
Other, net	148	1,196	2,703
	$22,122	$4,630	$30,878

During 2015, 2014 and 2013, the Company recorded income tax expense of $22.1 million, $4.6 million and $30.9 million, respectively, on income before tax of $6.4 million in 2015, and losses before tax of $99.8 million and $5.1 million in 2014 and 2013, respectively. Income tax expense is principally attributable to the Company’s earnings in foreign tax jurisdictions along with state income taxes. The Company does not record current tax benefits associated with losses from operations within tax jurisdictions where the losses cannot be carried back and/or for which future taxable income cannot be reasonably assured.
Amounts included in differences between foreign and United States statutory rates are impacted by changes in the mix of international earnings subject to various tax rates which can differ greatly in their proximity to the United States statutory rate. In 2015, there was an increase in taxable foreign earnings in jurisdictions whose statutory rates are closer to the United States statutory rate which reduced the amount of this difference as compared to prior years. The differences between statutory rates is also impacted by the Company’s Luxembourg holding company structure and tax rulings received from the Luxembourg tax authorities which include the application of a reduced Luxembourg effective rate to the net income before tax resulting from the Company’s financing activities in Luxembourg.
The non-United States income inclusions and exclusions for 2013 are impacted primarily by taxes on a gain associated with a foreign restructuring that occurred within that year. There were no similar items in 2015 and 2014.
Nondeductible items in 2014 are primarily the Company’s goodwill impairment in its International Concerts reporting unit, which was not deductible for income tax purposes. There were no impairments of goodwill in 2015 or 2013.
In 2014, the Company had higher tax return to accrual impacts from its international operations as compared to 2015 and 2013, primarily related to deductions that were able to be carried back to prior returns and therefore created a tax benefit.
The increase in the change in valuation allowance in 2015 was attributable to an increase in net operating losses in certain international jurisdictions that are fully valued for tax purposes thereby requiring an increase in the valuation allowance. Partially offsetting this expense is a tax benefit from the release of valuation allowances related to deferred tax liabilities associated with 2015 acquisitions in the United States. In 2014, the change in valuation allowance decreased because the tax benefit from the release of valuation allowances associated with acquisitions in the United States was greater than the expense resulting from taxable net operating losses in jurisdictions that are fully valued. In 2013, there were no releases of valuation allowances associated with acquisitions.
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

The tax years 2005 through 2015 remain open to examination by the major tax jurisdictions to which the Company is subject.

At December 31, 2015 and 2014, the Company had $14.0 million and $12.6 million, respectively, of unrecognized tax benefits. All of these unrecognized tax benefits would favorably impact the effective tax rate if recognized at some point in the future. The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Balance at January 1	$12,619	$12,860	$15,974
Additions:
Increase for current year positions	1,606	306	396
Increase for prior year positions	274	1,089	800
Decrease for prior year positions	—	—	(75)
Interest and penalties for prior years	525	511	148
Reductions:
Expiration of applicable statute of limitations	—	(236)	(572)
Settlements for prior year positions	(852)	(1,225)	(3,212)
Foreign exchange	(150)	(686)	(599)
Balance at December 31	$14,022	$12,619	$12,860

NOTE 9—EQUITY
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
Common Stock
Issued shares of common stock reported on the balance sheets include 0.9 million and 1.2 million, at December 31, 2015 and 2014, respectively, of unvested restricted stock awards that have not been included in the common shares issued reported on the statements of changes in equity. These shares will be reflected in the statements of changes in equity at the time of vesting.
During 2015, 2014 and 2013, the Company issued 1.6 million, 2.7 million and 10.1 million shares, respectively, of common stock in connection with stock option exercises and vesting of restricted stock awards.
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
Common Stock Reserved for Future Issuance
Common stock of approximately 30.6 million shares as of December 31, 2015 is reserved for future issuances under the stock incentive plan (including 16.3 million options and 0.9 million restricted stock awards currently granted).
Noncontrolling Interests
Common securities held by the noncontrolling interests that do not include put arrangements exercisable outside of the control of the Company are recorded in equity, separate from the Company’s stockholders’ equity.
The purchase or sale of additional ownership in an already controlled subsidiary is recorded as an equity transaction with no gain or loss recognized in net income (loss) or comprehensive income (loss) as long as the subsidiary remains a controlled subsidiary. In 2015, a subsidiary of the Company exchanged their equity interest in a ticketing business for a noncontrolling interest in the Company’s subsidiary that acquired the remaining equity interest of that ticketing business. In addition, the Company acquired the remaining equity interest in an artist management business in the United Kingdom. In 2014, in connection with the acquisition of an artist management business, the Company exchanged a noncontrolling interest in certain of its existing artist management businesses. In addition, the Company acquired the remaining equity interests in a festival promoter based in Ireland along with other smaller companies. In 2013, the Company acquired the remaining equity interests in a company that owns the 3Arena in Ireland along with other smaller companies. The following schedule reflects the change in ownership interests for these transactions:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net income (loss) attributable to common stockholders of Live Nation	$(32,508)	$(90,807)	$(43,378)
Transfers of noncontrolling interest:
Changes in Live Nation’s additional paid-in capital for purchases of noncontrolling interests, net of transaction costs	(6,555)	(3,796)	(17,732)
Changes in Live Nation’s additional paid-in capital for sales of noncontrolling interests, net of transaction costs	11,899	(11,748)	—
Net transfers of noncontrolling interest	5,344	(15,544)	(17,732)
Change from net income (loss) attributable to common stockholders of Live Nation and net transfers of noncontrolling interests	$(27,164)	$(106,351)	$(61,110)

Redeemable Noncontrolling Interests
The Company is subject to put arrangements where the holders of the noncontrolling interests can require the Company to repurchase their shares at specified dates in the future or within specified periods in the future. Certain of these puts can be exercised earlier upon the occurrence of triggering events as specified in the agreements. The redemption amounts for these puts are either at a fixed amount, at fair value at the time of exercise or a variable amount based on a formula linked to earnings. In accordance with the FASB guidance for business combinations, the redeemable noncontrolling interests are recorded at their fair value at acquisition date. For puts not at fair value, when these put arrangements are not currently redeemable, the Company accretes up to the estimated redemption value over the period from the date of issuance to the earliest redemption date of the individual puts, with the offset recorded to additional paid-in capital. Decreases in accretion are only recognized to the extent that increases had been previously recognized. The estimated redemption values that are based on a formula linked to future earnings are computed using projected cash flows each reporting period which take into account the current expectations regarding profitability and the timing of revenue-generating events. The balances are reflected in the Company’s balance sheets as redeemable noncontrolling interests outside of permanent equity. The increase during the current year is primarily due to the acquisitions of controlling interests in festival and concert promoter businesses located in the United States.
The Company’s estimate of redemption amounts for puts that are redeemable at fixed or determinable prices on fixed or determinable dates for the years ended December 31, 2016, 2017, 2018, 2019 and 2020 are $11.6 million, $19.9 million, $152.6 million, $61.7 million and $75.5 million, respectively.

Accumulated Other Comprehensive Income (Loss)
The following table presents changes in the components of AOCI, net of taxes, for the years ended December 31, 2015, 2014 and 2013:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
	(in thousands)
Balance at December 31, 2012	$(595)	$(611)	$(9,717)	$(10,923)
Other comprehensive income before reclassifications	20	—	8,037	8,057
Amount reclassified from AOCI	496	—	—	496
Net other comprehensive income	516	—	8,037	8,553
Balance at December 31, 2013	(79)	(611)	(1,680)	(2,370)
Other comprehensive income (loss) before reclassifications	(6)	30	(67,724)	(67,700)
Amount reclassified from AOCI	60	—	—	60
Net other comprehensive income (loss)	54	30	(67,724)	(67,640)
Balance at December 31, 2014	(25)	(581)	(69,404)	(70,010)
Other comprehensive income (loss) before reclassifications	—	223	(41,895)	(41,672)
Amount reclassified from AOCI	25	—	—	25
Net other comprehensive income (loss)	25	223	(41,895)	(41,647)
Balance at December 31, 2015	$—	$(358)	$(111,299)	$(111,657)
The realized loss on cash flow hedges reclassified from AOCI consists of one interest rate swap agreement that expired on June 30, 2015.
Earnings per Share
Basic net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share adjusts basic net income per common share for the effects of stock options, restricted stock and other potentially dilutive financial instruments only in the periods in which such effect is dilutive. The Company’s convertible senior notes are considered in the calculation of diluted net income per common share, if dilutive.
The calculation of diluted net income per common share includes the effects of the assumed exercise of any outstanding stock options, the assumed vesting of shares of restricted stock awards and the assumed conversion of the convertible senior notes where dilutive. For the years ended December 31, 2015, 2014 and 2013 there were no reconciling items to the weighted average common shares outstanding in the calculation of diluted net income per common share. The following table shows securities excluded from the calculation of diluted net income per common share because such securities were anti-dilutive:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Options to purchase shares of common stock	16,309	16,999	16,628
Restricted stock awards—unvested	861	1,171	2,210
Conversion shares related to convertible senior notes	7,930	7,930	8,105
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	25,100	26,100	26,943
NOTE 10—STOCK-BASED COMPENSATION
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
The following is a summary of stock-based compensation expense recorded by the Company during the respective periods:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Selling, general and administrative expenses	$16,380	$21,204	$12,361
Corporate expenses	16,981	17,825	16,054
Total	$33,361	$39,029	$28,415
The increase in stock-based compensation expense for the year ended December 31, 2014 as compared to the prior year is due primarily to 2.3 million options and 0.8 million shares of restricted stock granted to management and directors during 2014, which generally vest over one to four years. In addition, the Company granted other equity awards to employees during 2014, with a grant in the first quarter vesting over four years and a grant in the second quarter vesting at issuance. During 2014, the Company recorded stock-based compensation expense for these other awards of $7.9 million as a component of selling, general and administrative expenses.
As of December 31, 2015, there was $45.5 million of total unrecognized compensation cost related to stock-based compensation arrangements for stock options and restricted stock awards. This cost is expected to be recognized over a weighted-average period of 2.0 years.

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
The following assumptions were used to calculate the fair value of the Company’s options on the date of grant:

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.47% - 1.75%	1.67% - 2.0%	1.06% - 1.89%
Dividend yield	0.0%	0.0%	0.0%
Volatility factors	34.2% - 43.4%	42.4% - 47.0%	48.2% - 48.4%
Weighted average expected life (in years)	5.94	6.06	5.87
The following table presents a summary of the Company’s stock options outstanding at, and stock option activity (“Price” reflects the weighted average exercise price per share):

	Year Ended December 31,
	2015		2014		2013
	Options	Price	Options	Price	Options	Price
	(in thousands, except per share data)
Outstanding January 1	16,999	$13.78	16,628	$12.68	24,722	$11.68
Granted	1,667	25.32	2,345	21.03	1,269	13.30
Exercised	(1,098)	14.50	(1,769)	12.32	(8,718)	9.76
Forfeited or expired	(1,259)	31.58	(205)	19.58	(645)	14.93
Outstanding December 31	16,309	$13.54	16,999	$13.78	16,628	$12.68

Exercisable December 31	11,177	$11.54	10,669	$13.68	9,443	$14.94
Weighted average fair value per option granted		$9.93		$9.82		$6.18
The total intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013 was $14.1 million, $20.2 million and $31.6 million, respectively. Cash received from stock option exercises for the years ended December 31, 2015, 2014 and 2013 was $16.3 million, $21.8 million and $85.1 million, respectively. Through December 31, 2015, no excess tax benefits from the exercise of stock options have been recognized.

There were 13.5 million shares available for future grants under the stock incentive plan at December 31, 2015. Upon share option exercise or vesting of restricted stock, the Company issues new shares or treasury shares to fulfill these grants. Vesting dates on the stock options range from January 2016 to October 2019, and expiration dates range from December 2016 to October 2025 at exercise prices and average contractual lives as follows:

Range of Exercise Prices	Outstanding as of 12/31/15	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of 12/31/15	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)	(in years)

$2.75 - $4.99	2,269	3.2	$2.86	2,269	3.2	$2.86
$5.00 - $9.99	4,933	6.7	$8.81	3,060	6.7	$8.82
$10.00 - $14.99	3,222	5.1	$11.42	3,222	5.1	$11.42
$15.00 - $19.99	675	3.8	$18.52	569	3.1	$18.52
$20.00 - $24.99	3,623	5.5	$22.45	2,057	3.6	$23.42
$25.00 - $29.99	1,587	9.1	$25.35	—	—	$—

The total intrinsic value of options outstanding and options exercisable as of December 31, 2015 was $400.7 million and $274.6 million, respectively.
Restricted Stock
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
In 2015, the Company granted 0.3 million shares of restricted stock and 0.2 million shares of performance-based awards, respectively, under the Company’s stock incentive plans. These awards will generally vest over one or four years with the exception of the performance-based awards which will generally vest within two years if the performance criteria are met.
In 2014, the Company granted 0.4 million shares of restricted stock and 0.3 million shares of market-based or performance-based awards under the Company’s stock incentive plans. These awards will all generally vest over one or four years with the exception of the market-based awards which will vest within two years if the performance criteria are met. As of December 31, 2015, the performance or market-based criteria for these awards have been met unless otherwise forfeited.
In 2013, the Company granted 0.1 million shares of restricted stock and 0.4 million shares of market-based or performance-based awards. These awards all vest over four years with the exception of the market-based awards which vest over four years if a specified stock price is achieved over a specified number of consecutive days during the four years and the performance-based awards which vest within two years if the performance criteria are met. As of December 31, 2015, the performance or market-based criteria for these awards have been met unless otherwise forfeited.

The following table presents a summary of the Company’s unvested restricted stock awards outstanding at December 31, 2015, 2014 and 2013 (“Price” reflects the weighted average share price at the date of grant):

	Restricted Stock
	Awards	Price
	(in thousands, except per share data)
Unvested at December 31, 2012	3,202	$10.32
Granted	548	12.17
Forfeited	(141)	9.19
Vested	(1,399)	10.54
Unvested at December 31, 2013	2,210	$10.68
Granted	752	21.64
Forfeited	(237)	12.64
Vested	(1,554)	11.50
Unvested at December 31, 2014	1,171	$16.18
Granted	456	26.11
Forfeited	(6)	10.02
Vested	(760)	14.74
Unvested at December 31, 2015	861	$22.67
The total grant date fair market value of the shares issued upon the vesting of restricted stock awards during the years ended December 31, 2015, 2014 and 2013 was $11.2 million, $17.9 million and $18.8 million, respectively. As of December 31, 2015, there were 0.2 million restricted stock awards outstanding which require the Company or the recipient to achieve minimum performance targets in order for the awards to vest.

NOTE 11—OTHER INFORMATION

	December 31,
	2015	2014
	(in thousands)
The following details the components of “Other current assets”:
Cash held in escrow	$1,736	$1,869
Inventory	14,388	12,824
Other	20,240	11,396
Total other current assets	$36,364	$26,089

The following details the components of “Other long-term assets”:
Long-term advances	$192,311	$246,461
Investments in nonconsolidated affiliates	81,811	127,222
Other	111,127	100,420
Total other long-term assets	$385,249	$474,103

The following details the components of “Accrued expenses”:
Accrued compensation and benefits	$157,013	$139,825
Accrued event expenses	170,613	164,474
Accrued insurance	56,279	54,183
Accrued legal	47,740	46,186
Collections on behalf of others	32,140	51,180
Other	222,879	220,032
Total accrued expenses	$686,664	$675,880

The following details the components of “Other current liabilities”:
Contingent and deferred purchase consideration	$16,413	$1,703
Other	15,589	10,332
Total other current liabilities	$32,002	$12,035

The following details the components of “Other long-term liabilities”:
Accrued rent	$57,041	$56,027
Deferred revenue	6,128	4,768
Contingent and deferred purchase consideration	44,395	24,248
Other	34,703	27,161
Total other long-term liabilities	$142,267	$112,204

NOTE 12—SEGMENT DATA
The Company’s reportable segments are Concerts, Ticketing, Artist Nation and Sponsorship & Advertising. The Concerts segment involves the promotion of live music events globally in the Company’s owned or operated venues and in rented third-party venues, the production of music festivals, the operation and management of music venues and the creation of associated content. The Ticketing segment involves the management of the Company’s global ticketing operations, including providing ticketing software and services to clients, ticket resale services and online access for customers relating to ticket and event information, and is responsible for the Company’s primary websites, www.livenation.com and www.ticketmaster.com. The Artist Nation segment provides management services to artists and other services including merchandise sales. The Sponsorship & Advertising segment manages the development of strategic sponsorship programs in addition to the sale of international, national and local sponsorships and placement of advertising including signage, promotional programs, rich media offerings, including advertising associated with live streaming and music-related original content, and ads across the Company’s distribution network of venues, events and websites.
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
There were no customers that individually accounted for more than 10% of the Company’s consolidated revenue in any year.
The following table presents the results of operations for the Company’s reportable segments for the years ending December 31, 2015, 2014 and 2013:

	Concerts	Ticketing	Artist Nation	Sponsorship & Advertising	Other	Corporate	Eliminations	Consolidated
				(in thousands)
2015
Revenue	$4,964,991	$1,639,564	$434,201	$333,726	$3,176	$—	$(129,927)	$7,245,731
Direct operating expenses	4,220,963	808,697	245,781	47,760	1,068	—	(127,796)	5,196,473
Selling, general and administrative expenses	690,381	487,495	160,176	57,681	2,175	—	—	1,397,908
Depreciation and amortization	146,795	184,129	54,980	9,932	46	3,490	(2,131)	397,241
Loss on disposal of operating assets	430	26	215	—	—	174	—	845
Corporate expenses	—	—	—	—	—	107,794	—	107,794
Acquisition transaction expenses	11,727	988	1,232	—	—	151	—	14,098
Operating income (loss)	$(105,305)	$158,229	$(28,183)	$218,353	$(113)	$(111,609)	$—	$131,372
Intersegment revenue	$113,391	$1,150	$15,386	$—	$—	$—	$(129,927)	$—
Capital expenditures	$40,053	$93,323	$1,924	$4,836	$—	$5,011	$—	$145,147
2014
Revenue	$4,726,877	$1,557,254	$389,437	$300,279	$3,171	$—	$(110,054)	$6,866,964

	Concerts	Ticketing	Artist Nation	Sponsorship & Advertising	Other	Corporate	Eliminations	Consolidated
				(in thousands)
Direct operating expenses	4,016,540	763,280	212,302	37,973	(2,174)	—	(107,952)	4,919,969
Selling, general and administrative expenses	666,475	471,982	138,066	50,292	3,345	—	—	1,330,160
Depreciation and amortization	115,088	204,901	43,343	4,281	40	2,592	(2,102)	368,143
Goodwill impairment	117,013	—	17,948	—	—	—	—	134,961
Loss (gain) on disposal of operating assets	(2,954)	(1,583)	34	—	(29)	38	—	(4,494)
Corporate expenses	—	—	—	—	—	101,000	—	101,000
Acquisition transaction expenses	5,171	1,381	566	—	38	2,905	—	10,061
Operating income (loss)	$(190,456)	$117,293	$(22,822)	$207,733	$1,951	$(106,535)	$—	$7,164
Intersegment revenue	$97,642	$1,150	$11,262	$—	$—	$—	$(110,054)	$—
Capital expenditures	$35,006	$89,990	$1,892	$1,834	$6	$9,490	$—	$138,218
2013
Revenue	$4,517,191	$1,407,817	$352,947	$284,692	$3,164	$—	$(87,264)	$6,478,547
Direct operating expenses	3,829,991	672,221	218,113	45,021	380	—	(85,219)	4,680,507
Selling, general and administrative expenses	632,614	442,788	103,304	45,618	2,568	—	—	1,226,892
Depreciation and amortization	132,386	190,801	42,613	2,351	206	2,611	(2,045)	368,923
Loss (gain) on disposal of operating assets	(38,927)	(4)	665	—	7	—	—	(38,259)
Corporate expenses	—	—	—	—	—	94,385	—	94,385
Acquisition transaction expenses	723	245	3	64	—	5,404	—	6,439
Operating income (loss)	$(39,596)	$101,766	$(11,751)	$191,638	$3	$(102,400)	$—	$139,660
Intersegment revenue	$77,050	$2,295	$7,919	$—	$—	$—	$(87,264)	$—
Capital expenditures	$45,925	$90,132	$2,255	$1,424	$—	$1,303	$—	$141,039

The following table provides revenue and long-lived assets for the Company’s foreign operations included in the consolidated financial statements:

	United Kingdom Operations	Other Foreign Operations	Total Foreign Operations	Total Domestic Operations	Consolidated Total
	(in thousands)
2015
Revenue	$672,802	$1,534,629	$2,207,431	$5,038,300	$7,245,731
Long-lived assets	$74,517	$126,194	$200,711	$530,571	$731,282

2014
Revenue	$772,445	$1,591,643	$2,364,088	$4,502,876	$6,866,964
Long-lived assets	$71,269	$105,937	$177,206	$518,131	$695,337

2013
Revenue	$716,982	$1,773,088	$2,490,070	$3,988,477	$6,478,547
Long-lived assets	$76,607	$116,859	$193,466	$513,334	$706,800

NOTE 13—QUARTERLY RESULTS OF OPERATIONS (Unaudited)

	March 31,		June 30,		September 30,		December 31,
	2015	2014	2015	2014	2015	2014	2015	2014
	(in thousands)
Revenue	$1,120,312	$1,127,316	$1,765,777	$1,665,785	$2,622,917	$2,502,008	$1,736,725	$1,571,855
Operating income (loss)	$(23,935)	$(12,308)	$42,245	$55,686	$153,510	$150,604	$(40,448)	$(186,818)
Net income (loss)	$(66,526)	$(30,097)	$20,212	$25,822	$104,382	$115,827	$(73,837)	$(216,002)
Net income (loss) attributable to common stockholders of Live Nation	$(58,279)	$(32,448)	$15,056	$22,934	$89,049	$105,163	$(78,334)	$(186,456)

Basic net income (loss) per common share available to common stockholders of Live Nation	$(0.31)	$(0.17)	$0.06	$0.11	$0.39	$0.52	$(0.47)	$(0.94)
Diluted net income (loss) per common share available to common stockholders of Live Nation	$(0.31)	$(0.17)	$0.06	$0.11	$0.38	$0.49	$(0.47)	$(0.94)

The following summarizes unusual or infrequent items effecting the quarterly results of operations:
2015
The Company recorded remeasurement gains of $10.0 million in the second quarter of 2015 as a component of other expense, net in connection with the consolidation of a festival promotion business and a ticketing company that were previously accounted for as equity investments. See Note 5—Fair Value Measurements for further discussion.
The Company recorded net foreign exchange rate losses of $20.8 million, $10.6 million and $4.1 million in the first, third and fourth quarters of 2015, respectively, as a component of other expense, net.
2014
The Company recorded an impairment charge related to indefinite-lived intangible assets of $6.0 million in the third quarter of 2014 as a component of depreciation and amortization. See Note 2—Long-Lived Assets and Note 5—Fair Value Measurements for further discussion.
The Company recorded impairment charges related to definite-lived intangible assets of $9.3 million in the fourth quarter of 2014 as a component of depreciation and amortization primarily related to intangible assets for client/vendor relationships in the Artist Nation segment and technology in the Ticketing segment. See Note 2—Long-Lived Assets and Note 5—Fair Value Measurements for further discussion.
The Company recorded goodwill impairments of $135.0 million in the fourth quarter of 2014 in connection with its annual impairment tests. See Note 2—Long-Lived Assets and Note 5—Fair Value Measurements for further discussion.
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
The Company recorded net foreign exchange rate losses of $12.3 million and $14.3 million in the third and fourth quarters of 2014, respectively, as a component of other expense, net.

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
Based on their evaluation as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Live Nation Entertainment, Inc.
We have audited Live Nation Entertainment, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Live Nation Entertainment Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Live Nation Entertainment, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Live Nation Entertainment, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 25, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Los Angeles, California
February 25, 2016

ITEM 9B. OTHER INFORMATION

On February 23, 2016, the compensation committee of the board of directors of the Company amended and restated the form stock option agreement and the form restricted stock award agreement (the “Form Award Agreements”) under the Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan (the “Ticketmaster Plan”). The amendments to the Form Award Agreements provide that awards made under the Ticketmaster Plan will be treated the same as awards under the Live Nation Entertainment, Inc. 2005 Stock Incentive Plan, as amended and restated as of March 19, 2015, upon the occurrence of certain events, specifically, that awards under the Ticketmaster Plan will accelerate and vest upon a change of control of the Company, will accelerate and vest and remain exercisable for one year upon the death of the plan participant, and will continue to vest and be exercisable for a period of five years upon the disability or retirement of the plan participant. The foregoing summary is qualified in its entirety by the complete text of the Form Award Agreements, which are attached as Exhibits 10.14 and 10.15 to this Annual Report on Form 10-K and incorporated herein by reference.

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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)1. Financial Statements.
The following consolidated financial statements are included in Item 8:
(a)2. Financial Statement Schedule.
The following financial statement schedule for the years ended December 31, 2015, 2014 and 2013 is filed as part of this report and should be read in conjunction with the consolidated financial statements.
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
Under Rule 3-09 of Regulation S-X, we are required to file separate audited financial statements of Venta de Boletos por Computadora S.A. de C.V., for the years ended December 31, 2015 and 2014. We expect to file those financial statements by amendment to our Annual Report on Form10-K/A on or before June 30, 2016.

LIVE NATION ENTERTAINMENT, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts

Description	Balance at Beginning of Period	Charges of Costs, Expenses and Other	Write-off of Accounts Receivable	Other		Balance at End of Period
	(in thousands)
Year ended December 31, 2013	$19,794	$5,875	$(6,423)	$604	(1)	$19,850

Year ended December 31, 2014	$19,850	$3,684	$(4,763)	$(1,282)	(1)	$17,489

Year ended December 31, 2015	$17,489	$19,525	$(18,703)	$(1,143)	(1)	$17,168
_________________
(1) Foreign currency adjustments and acquisitions.

LIVE NATION ENTERTAINMENT, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Deferred Tax Asset Valuation Allowance

Description	Balance at Beginning of Period	Charges of Costs, Expenses and Other	Deletions	Other (1)	Balance at End of Period
	(in thousands)
Year ended December 31, 2013	$536,471	$15,912	$(6,088)	$34,299	$580,594

Year ended December 31, 2014	$580,594	$(6,168)	$—	$18,879	$593,305

Year ended December 31, 2015	$593,305	$7,116	$—	$57,683	$658,104
________________________
(1) During 2015, 2014, and 2013, the valuation allowance was adjusted for acquisitions, divestitures and foreign currency adjustments.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Live Nation Entertainment, Inc., as amended.	10-K	001-32601	3.1	2/25/2010	Live Nation
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Live Nation Entertainment, Inc.	8-K	001-32601	3.1	6/7/2013	Live Nation
3.3	Fifth Amended and Restated Bylaws of Live Nation Entertainment, Inc.	8-K	001-32601	3.2	6/7/2013	Live Nation
4.1	Amended and Restated Rights Agreement, dated as of December 18, 2015, between Live Nation Entertainment, Inc. and Computershare Inc.	8-K	001-32601	4.1	12/24/2015	Live Nation
4.2	Form of Certificate of Designations of Series A Junior Participating Preferred Stock.	8-K	001-32601	4.2	12/23/2005	Live Nation
4.3	Form of Right Certificate.	8-K	001-32601	4.1 (Annex B)	12/23/2005	Live Nation
10.1	Lockup and Registration Rights Agreement, dated May 26, 2006, among Live Nation, Inc., SAMCO Investments Ltd., Concert Productions International Inc., CPI Entertainment Rights, Inc. and the other parties set forth therein.	8-K	001-32601	4.1	6/2/2006	Live Nation
10.2	Stockholder Agreement, dated February 10, 2009, among Live Nation, Inc., Liberty Media Corporation, Liberty USA Holdings, LLC and Ticketmaster Entertainment, Inc.	8-K	001-32601	10.2	2/13/2009	Live Nation
10.3	Note, dated January 24, 2010, among Ticketmaster Entertainment, Inc., Azoff Family Trust of 1997 and Irving Azoff.	10-K	001-32601	10.17	2/25/2010	Live Nation
10.4	Registration Rights Agreement, dated January 25, 2010, among Live Nation, Inc., Liberty Media Corporation and Liberty Media Holdings USA, LLC.	8-K	001-32601	10.1	1/29/2010	Live Nation
10.5	Tax Matters Agreement, dated December 21, 2005, among CCE Spinco, Inc., CCE Holdco #2, Inc. and Clear Channel Communications, Inc.	8-K	001-32601	10.2	12/23/2005	Live Nation
10.6	Tax Sharing Agreement, dated August 20, 2008, among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	8-K	001-34064	10.2	8/25/2008	Ticketmaster
10.7	Form of Indemnification Agreement.	10-K	001-32601	10.23	2/25/2010	Live Nation
10.8 §	Live Nation Entertainment, Inc. 2005 Stock Incentive Plan, as amended and restated as of March 19, 2015.	8-K	001-32601	10.2	6/11/2015	Live Nation

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	Filed Herewith
10.9 §	Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	S-8	333-164507	10.1	1/26/2010	Live Nation
10.10 §	Amendment No. 1 to the Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	10-Q	001-32601	10.1	11/4/2010	Live Nation
10.11 §	Live Nation Entertainment, Inc. 2006 Annual Incentive Plan, as amended and restated as of March 19, 2015.	8-K	001-32601	10.1	6/11/2015	Live Nation
10.12 §	Form Stock Option Agreement for the Live Nation Entertainment, Inc. 2005 Stock Incentive Plan, as amended and restated as of March 19, 2015.						X
10.13 §	Form Restricted Stock Agreement for the Live Nation Entertainment, Inc. 2005 Stock Incentive Plan, as amended and restated as of March 19, 2015.						X
10.14 §	Form Stock Option Agreement for the Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.						X
10.15 §	Form Restricted Stock Agreement for the Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.						X
10.16 §	Amended and Restated Live Nation, Inc. Stock Bonus Plan.	8-K	001-32601	10.1	1/25/2010	Live Nation
10.17 §	Employment Agreement, dated October 21, 2009, among Live Nation, Inc., Live Nation Worldwide, Inc. and Michael Rapino.	8-K	001-32601	10.1	10/22/2009	Live Nation
10.18 §	First Amendment to Employment Agreement, dated December 27, 2012 by and between Live Nation Entertainment, Inc. and Michael Rapino.	10-K	001-32601	10.29	2/26/2013	Live Nation
10.19 §	Employment Agreement, effective January 1, 2014, between Live Nation Entertainment, Inc. and Michael Rowles.	10-K	001-32601	10.17	2/24/2014	Live Nation
10.20 §	Employment Agreement, effective January 1, 2014, between Live Nation Entertainment, Inc. and Kathy Willard.	10-K	001-32601	10.19	2/24/2014	Live Nation
10.21 §	Employment Agreement, effective December 17, 2007, between Live Nation Worldwide, Inc. and Brian Capo.	10-Q	001-32601	10.4	8/7/2008	Live Nation
10.22 §	First Amendment to Employment Agreement, effective December 31, 2008, between Live Nation Worldwide, Inc. and Brian Capo.	10-K	001-32601	10.30	3/5/2009	Live Nation
10.23 §	Second Amendment to Employment Agreement, effective December 17, 2007, between Live Nation Worldwide, Inc. and Brian Capo.	10-K	001-32601	10.55	2/25/2010	Live Nation

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	Filed Herewith
10.24 §	Employment Agreement, effective January 1, 2014, between Live Nation Entertainment, Inc. and Joe Berchtold.	10-K	001-32601	10.24	2/24/2014	Live Nation
10.25	Credit Agreement entered into as of May 6, 2010, among Live Nation Entertainment, Inc., the Foreign Borrowers party thereto, the Guarantors identified therein, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent and J.P. Morgan Europe Limited, as London Agent.	10-Q	001-32601	10.4	8/5/2010	Live Nation
10.26	Amendment No. 1, to the Credit Agreement, dated as of June 29, 2012, entered into by and among Live Nation Entertainment, Inc., the relevant Credit Parties identified therein, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders.	10-Q	001-32601	10.2	8/7/2012	Live Nation
10.27	Amendment No. 2 to the Credit Agreement, dated as of August 16, 2013, entered into by and among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the Lenders, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent and J.P. Morgan Europe Limited, as London agent.	10-Q	001-32601	10.2	5/6/2014	Live Nation
10.28	Incremental Term Loan Joinder Agreement No. 1, dated August 20, 2012, by and among Live Nation Entertainment, Inc., JPMorganChase Bank, N.A., as administrative agent, each Incremental Term Loan Lender defined therein and the relevant Credit Parties identified therein.	10-Q	001-32601	10.2	11/5/2012	Live Nation
10.29	Indenture, dated August 20, 2012, by and among Live Nation Entertainment, Inc., the Guarantors defined therein, and the Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.1	11/5/2012	Live Nation
10.30	First Supplemental Indenture, entered into as of October 4, 2012, among Live Nation Entertainment, Inc., the Guarantors listed in Appendix I attached thereto, Live Nation UshTours (USA), LLC, and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.3	11/5/2012	Live Nation
10.31	Second Supplemental Indenture, entered into as of August 13, 2013, among Live Nation Entertainment, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	001-32601	10.1	8/16/2013	Live Nation

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	Filed Herewith
10.32	Third Supplemental Indenture, dated as of February 6, 2014 among Live Nation Entertainment, Inc., BigChampagne, LLC, the Existing Guarantors Party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.1	5/6/2014	Live Nation
10.33	Fourth Supplemental Indenture, dated as of May 27, 2014, among Live Nation Entertainment, Inc., Reigndeer Entertainment Corp., the Existing Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.3	7/31/2014	Live Nation
10.34	Fifth Supplemental Indenture, dated as of August 27, 2014, among Live Nation Entertainment, Inc., Ticketstoday, LLC, the Existing Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.2	10/30/2014	Live Nation
10.35	Sixth Supplemental Indenture, dated as of October 31, 2014, among Live Nation Entertainment, Inc., EXMO Inc., Artist Nation Management, Inc., Guyo Entertainment, Inc., the Existing Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-K	001-32601	10.3	2/26/2014	Live Nation
10.36	Seventh Supplemental Indenture, dated as of March 27, 2015 among Live Nation Entertainment, Inc., Country Nation, LLC, the existing Guarantors Party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.2	4/30/2015	Live Nation
10.37	Eight Supplemental Indenture, dated as of August 13, 2015, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I thereto, FG Acquistion Co, LLC, Front Gate Holdings, LLC, and Front Gate Ticketing Solutions, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.2	10/29/2015	Live Nation
10.38	Indenture, dated as of May 23, 2014, among Live Nation Entertainment, Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.1	7/31/2014	Live Nation
10.39	First Supplemental Indenture, dated as of August 27, 2014, among Live Nation Entertainment, Inc., Ticketstoday, LLC, the Existing Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.1	10/30/2014	Live Nation

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	Filed Herewith
10.40	Second Supplemental Indenture, dated as of October 31, 2014, among Live Nation Entertainment, Inc., EXMO, Inc., Artist Nation Management, Inc., Guyo Entertainment, Inc., the Existing Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-K	001-32601	10.33	2/26/2014	Live Nation
10.41	Third Supplemental Indenture, dated as of March 27, 2015 among Live Nation Entertainment, Inc., Country Nation, LLC, the Existing Guarantors Party thereto and The Bank of New York Mellon Trust Company N.A., as trustee.	10-Q	001-32601	10.1	4/30/2015	Live Nation
10.42	Fourth Supplemental Indenture, dated as of August 13, 2015, the guarantors listed in Appendix I thereto, FG Acquisition Co, LLC, Front Gate Holdings, LLC and Front Gate Ticketing Solutions, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.2	10/29/2015	Live Nation
10.43	Indenture, dated as of May 23, 2014, between Live Nation Entertainment, Inc., and HSBC Bank USA, National Association, as trustee.	10-Q	001-32601	10.2	7/31/2014	Live Nation
12.1	Computation of Ratio of Earnings to Fixed Charges.						X
14.1	Code of Business Conduct and Ethics.						X
21.1	Subsidiaries of the Company.						X
23.1	Consent of Ernst & Young LLP.						X
24.1	Power of Attorney (see signature page).						X
31.1	Certification of Chief Executive Officer.						X
31.2	Certification of Chief Financial Officer.						X
32.1	Section 1350 Certification of Chief Executive Officer.						X
32.2	Section 1350 Certification of Chief Financial Officer.						X
101.INS	XBRL Instance Document.						X
101.SCH	XBRL Taxonomy Schema Document.						X
101.CAL	XBRL Taxonomy Calculation Linkbase Document.						X
101.DEF	XBRL Taxonomy Definition Linkbase Document.						X
101.LAB	XBRL Taxonomy Label Linkbase Document.						X
101.PRE	XBRL Taxonomy Presentation Linkbase Document.						X

§	Management contract or compensatory plan or arrangement.

The Company has not filed long-term debt instruments of its subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2016.

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

Name	Title	Date

/s/ Michael Rapino Michael Rapino	President and Chief Executive Officer and Director	February 25, 2016

/s/ Kathy Willard Kathy Willard	Chief Financial Officer	February 25, 2016

/s/ Brian Capo Brian Capo	Chief Accounting Officer	February 25, 2016

/s/ Mark Carleton Mark Carleton	Director	February 25, 2016

/s/ Jonathan Dolgen Jonathan Dolgen	Director	February 25, 2016

/s/ Ariel Emanuel Ariel Emanuel	Director	February 25, 2016

/s/ Robert Ted Enloe, III Robert Ted Enloe, III	Director	February 25, 2016

/s/ Jeffrey T. Hinson Jeffrey T. Hinson	Director	February 25, 2016

/s/ Jimmy Iovine Jimmy Iovine	Director	February 25, 2016

/s/ Margaret L. Johnson Margaret L. Johnson	Director	February 25, 2016

/s/ James S. Kahan James S. Kahan	Director	February 25, 2016
/s/ Gregory B. Maffei Gregory B. Maffei	Director	February 25, 2016

/s/ Randall T. Mays Randall T. Mays	Director	February 25, 2016

/s/ Mark S. Shapiro Mark S. Shapiro	Director	February 25, 2016