Form 10-Q
period 2016-03-31
Live Nation Entertainment, Inc.
filed 2016-05-03
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
Form 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On April 27, 2016, there were 202,926,816 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 1,044,993 shares of unvested restricted stock awards and excluding 408,024 shares held in treasury.

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
Item 1. Financial Statements
LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2016	December 31, 2015
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$1,699,281	$1,303,125
Accounts receivable, less allowance of $18,411 and $17,168, respectively	480,681	452,600
Prepaid expenses	747,661	496,226
Other current assets	38,631	36,364
Total current assets	2,966,254	2,288,315
Property, plant and equipment
Land, buildings and improvements	841,717	840,032
Computer equipment and capitalized software	502,217	505,233
Furniture and other equipment	241,081	233,271
Construction in progress	65,197	47,684
	1,650,212	1,626,220
Less accumulated depreciation	927,422	894,938
	722,790	731,282
Intangible assets
Definite-lived intangible assets, net	785,301	777,763
Indefinite-lived intangible assets	369,219	369,317
Goodwill	1,619,552	1,604,315
Other long-term assets	464,058	385,249
Total assets	$6,927,174	$6,156,241
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$802,718	$662,941
Accounts payable	76,204	58,607
Accrued expenses	620,142	686,664
Deferred revenue	1,354,101	618,640
Current portion of long-term debt, net	43,990	42,352
Other current liabilities	29,082	32,002
Total current liabilities	2,926,237	2,101,206
Long-term debt, net	1,992,851	2,002,662
Long-term deferred income taxes	204,032	199,472
Other long-term liabilities	135,308	142,267
Commitments and contingent liabilities
Redeemable noncontrolling interests	264,088	263,715
Stockholders’ equity
Common stock	2,023	2,020
Additional paid-in capital	2,423,054	2,428,566
Accumulated deficit	(1,120,919)	(1,075,111)
Cost of shares held in treasury	(6,865)	(6,865)
Accumulated other comprehensive loss	(112,905)	(111,657)
Total Live Nation stockholders’ equity	1,184,388	1,236,953
Noncontrolling interests	220,270	209,966
Total equity	1,404,658	1,446,919
Total liabilities and equity	$6,927,174	$6,156,241

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(in thousands except share and per share data)
Revenue	$1,207,716	$1,120,312
Operating expenses:
Direct operating expenses	784,203	721,289
Selling, general and administrative expenses	336,181	314,545
Depreciation and amortization	94,955	84,541
Loss on disposal of operating assets	25	39
Corporate expenses	24,506	24,360
Acquisition transaction expenses	1,136	(527)
Operating loss	(33,290)	(23,935)
Interest expense	25,432	25,363
Interest income	(556)	(1,565)
Equity in earnings of nonconsolidated affiliates	(592)	(2,980)
Other expense (income), net	(8,547)	21,028
Loss before income taxes	(49,027)	(65,781)
Income tax expense	6,927	745
Net loss	(55,954)	(66,526)
Net loss attributable to noncontrolling interests	(11,436)	(8,247)
Net loss attributable to common stockholders of Live Nation	$(44,518)	$(58,279)

Basic and diluted net loss per common share available to common stockholders of Live Nation	$(0.29)	$(0.31)

Weighted average common shares outstanding:
Basic and diluted	201,696,142	200,155,435

Reconciliation to net loss available to common stockholders of Live Nation:
Net loss attributable to common stockholders of Live Nation	$(44,518)	$(58,279)
Accretion of redeemable noncontrolling interests	(13,336)	(3,889)
Basic and diluted net loss available to common stockholders of Live Nation	$(57,854)	$(62,168)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net loss	$(55,954)	$(66,526)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,248)	(44,668)
Other	—	200
Comprehensive loss	(57,202)	(110,994)
Comprehensive loss attributable to noncontrolling interests	(11,436)	(8,247)
Comprehensive loss attributable to common stockholders of Live Nation	$(45,766)	$(102,747)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(55,954)	$(66,526)
Reconciling items:
Depreciation	33,069	32,134
Amortization	61,886	52,407
Deferred income tax expense (benefit)	(1,698)	4,371
Amortization of debt issuance costs, discounts and premium, net	2,591	2,644
Non-cash compensation expense	8,923	9,497
Other, net	4,621	(3,574)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(16,878)	(47,700)
Increase in prepaid expenses and other assets	(305,294)	(210,388)
Increase in accounts payable, accrued expenses and other liabilities	79,094	11,536
Increase in deferred revenue	707,038	563,260
Net cash provided by operating activities	517,398	347,661
CASH FLOWS FROM INVESTING ACTIVITIES
Advances and collections of notes receivable, net	(4,827)	(664)
Investments made in nonconsolidated affiliates	(5,165)	(3,913)
Purchases of property, plant and equipment	(30,681)	(29,365)
Cash paid for acquisitions, net of cash acquired	(43,378)	(15,879)
Other, net	(1,693)	(762)
Net cash used in investing activities	(85,744)	(50,583)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(9,764)	(8,682)
Distributions to noncontrolling interests	(15,462)	(3,858)
Purchases and sales of noncontrolling interests, net	—	(8,302)
Payments for deferred and contingent consideration	(15,678)	(2,000)
Other, net	(12,385)	(1,473)
Net cash used in financing activities	(53,289)	(24,315)
Effect of exchange rate changes on cash and cash equivalents	17,791	(48,134)
Net increase in cash and cash equivalents	396,156	224,629
Cash and cash equivalents at beginning of period	1,303,125	1,382,029
Cash and cash equivalents at end of period	$1,699,281	$1,606,658

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
The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2015 Annual Report on Form 10-K filed with the SEC on February 25, 2016.
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
Cash and Cash Equivalents
Included in the March 31, 2016 and December 31, 2015 cash and cash equivalents balance is $663.0 million and $549.0 million, respectively, of cash received that includes the face value of tickets sold on behalf of ticketing clients and their share of service charges, which amounts are to be remitted to the clients.
Acquisitions
During the first three months of 2016, the Company completed several acquisitions that were accounted for as business combinations under the acquisition method of accounting and were not significant either on an individual basis or in the aggregate.
Income Taxes
Each reporting period, the Company evaluates the realizability of all of its deferred tax assets in each tax jurisdiction. As of March 31, 2016, the Company continued to maintain a full valuation allowance against its net deferred tax assets in certain jurisdictions due to sustained pre-tax losses. As a result of the valuation allowances, no tax benefits have been recognized for losses incurred in those tax jurisdictions for the first three months of 2016 and 2015.
Reclassifications
The Company has reclassified $5.1 million of payments for employee taxes, where shares were withheld upon the vesting or exercise of equity awards in order to satisfy the withholding obligation from operating activities to financing activities within the consolidated statements of cash flows for the three months ended March 31, 2015. This reclassification was made in connection with the modified retrospective application of new accounting guidance for employee share-based payment transactions as discussed below.
Recent Accounting Pronouncements
Recently Adopted Pronouncements
In April 2015, the FASB amended its guidance on internal-use software providing clarification to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments to this guidance are effective for annual periods beginning after December 15, 2015 and interim periods within that year. The guidance should be applied either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. Early adoption is permitted and the

Company adopted this guidance prospectively on January 1, 2016. The adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.
In March 2016, the FASB issued guidance that simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies, as well as classification in the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016 and interim periods within that year. The changes to the accounting for forfeitures and excess tax benefits or deficiencies should be applied using a modified retrospective transition method with a cumulative-effect adjustment to retained earnings. Early adoption is permitted and the Company adopted this guidance effective January 1, 2016. Upon adoption of this guidance, the Company no longer estimates forfeitures in advance and now recognizes forfeitures as they occur and has reflected a cumulative effect adjustment to accumulated deficit in the Consolidated Balance Sheets of $1.3 million.
Recently Issued Pronouncements
In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. The new standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB continues to issue guidance clarifying certain guidelines of the standard including reframing the indicators in the principal versus agent guidance to focus on evidence that a company is acting as a principal rather than agent. The standard is effective for annual periods beginning after December 15, 2017 and interim periods within that year. Early adoption of the standard is only permitted for annual periods beginning after December 31, 2016 and interim periods within that year. The guidance should be applied retrospectively, either to each prior period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative-effect adjustment as of the date of adoption. The Company will adopt this standard on January 1, 2018, and is currently assessing which implementation method it will apply and the impact its adoption will have on its financial position and results of operations.
In January 2016, the FASB issued amendments for the recognition, measurement, presentation, and disclosure of financial instruments. Among other things, the guidance requires equity investments that do not result in consolidation and are not accounted for under the equity method to be measured at fair value with any change in fair value recognized in net income unless the investments do not have readily determinable fair values. The amendments are effective for annual periods beginning after December 15, 2017 and interim periods within that year. Early adoption is not permitted for most of the amendments. The amendments are to be applied through a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption with the exception of equity investments without readily determinable fair values which will be applied prospectively. The Company will adopt this standard on January 1, 2018, and currently expects that adoption of this guidance will not have a material impact on its financial position or results of operations.
In February 2016, the FASB issued guidance that requires lessees to recognize most leases on their balance sheet as a lease liability and a right-of-use asset, and to disclose key information about leasing arrangements. The guidance is effective for annual periods beginning after December 15, 2018 and interim periods within that year, and early adoption is permitted. The guidance should be applied on a modified retrospective basis. The Company expects to adopt this standard on January 1, 2019, and is currently evaluating the impact that the standard will have on its financial position and results of operations.
In March 2016, the FASB issued guidance clarifying that the assessment of whether an embedded contingent put or call option is clearly and closely related to the debt instrument only requires an analysis pursuant to the four-step decision sequence outlined in the guidance for embedded derivatives. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within that year. The guidance should be applied to existing debt instruments using a modified retrospective method as of the beginning of the period of adoption. The Company will adopt this standard on January 1, 2017, and currently expects that adoption of this guidance will not impact its financial position or results of operations.
NOTE 2—LONG-LIVED ASSETS
Definite-lived Intangible Assets
The Company has definite-lived intangible assets which are amortized over the shorter of either the lives of the respective agreements or the period of time the assets are expected to contribute to the Company’s future cash flows. The amortization is recognized on either a straight-line or expected cash flows basis.

The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the three months ended March 31, 2016:

	Revenue- generating contracts	Client / vendor relationships	Trademarks and naming rights	Non-compete agreements	Venue management and leaseholds	Technology	Other	Total
	(in thousands)
Balance as of December 31, 2015:
Gross carrying amount	$700,795	$379,282	$86,556	$176,354	$66,051	$30,265	$3,598	$1,442,901
Accumulated amortization	(313,743)	(169,620)	(14,578)	(121,319)	(35,645)	(8,602)	(1,631)	(665,138)
Net	387,052	209,662	71,978	55,035	30,406	21,663	1,967	777,763
Gross carrying amount:
Acquisitions— current year	19,460	9,511	259	—	—	—	—	29,230
Acquisitions— prior year	11,990	—	5,280	—	—	—	—	17,270
Foreign exchange	976	2,443	(71)	(499)	(859)	365	—	2,355
Other	(63)	—	(5)	—	—	—	—	(68)
Net change	32,363	11,954	5,463	(499)	(859)	365	—	48,787
Accumulated amortization:
Amortization	(15,557)	(13,566)	(2,763)	(5,273)	(1,276)	(1,326)	24	(39,737)
Foreign exchange	(620)	(941)	90	110	(6)	19	—	(1,348)
Other	—	—	(31)	—	—	—	(133)	(164)
Net change	(16,177)	(14,507)	(2,704)	(5,163)	(1,282)	(1,307)	(109)	(41,249)
Balance as of March 31, 2016:
Gross carrying amount	733,158	391,236	92,019	175,855	65,192	30,630	3,598	1,491,688
Accumulated amortization	(329,920)	(184,127)	(17,282)	(126,482)	(36,927)	(9,909)	(1,740)	(706,387)
Net	$403,238	$207,109	$74,737	$49,373	$28,265	$20,721	$1,858	$785,301
Included in the current year acquisitions amounts above are definitive-lived intangible assets primarily associated with the acquisition of a controlling interest in a festival and concert promoter located in the United Kingdom.
Included in the prior year acquisitions amounts above are definitive-lived intangible assets primarily associated with the acquisition of a controlling interest in a festival promoter located in the United States.
The 2016 additions to definite-lived intangible assets from acquisitions have weighted-average lives as follows:

Weighted- Average Life (years)

Revenue-generating contracts	4
Client/vendor relationships	4
Trademarks and naming rights	5
All categories	4
Amortization of definite-lived intangible assets for the three months ended March 31, 2016 and 2015 was $39.7 million and $32.6 million, respectively. Amortization related to nonrecoupable ticketing contract advances for the three months ended March 31, 2016 and 2015 was $21.4 million and $19.6 million, respectively.
As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization may vary. Therefore, the expense to date is not necessarily indicative of the expense expected for the full year.
Goodwill
The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the three months ended March 31, 2016:

	Concerts	Sponsorship & Advertising	Ticketing	Artist Nation	Total
	(in thousands)
Balance as of December 31, 2015:
Goodwill	$602,771	$332,081	$733,825	$340,501	$2,009,178
Accumulated impairment losses	(386,915)	—	—	(17,948)	(404,863)
Net	215,856	332,081	733,825	322,553	1,604,315

Acquisitions—current year	18,120	10,135	—	—	28,255
Acquisitions—prior year	(27,180)	12,571	—	400	(14,209)
Foreign exchange	(5,343)	3,717	3,208	(391)	1,191

Balance as of March 31, 2016:
Goodwill	588,368	358,504	737,033	340,510	2,024,415
Accumulated impairment losses	(386,915)	—	—	(17,948)	(404,863)
Net	$201,453	$358,504	$737,033	$322,562	$1,619,552
Included in the current year acquisitions amounts above is goodwill primarily associated with the acquisition of a controlling interest in a festival and concert promoter located in the United Kingdom.
Included in the prior year acquisitions amounts above are reductions in goodwill resulting from changes in purchase price allocations of prior year acquisitions primarily related to the acquisition of a controlling interest in a festival promoter located in the United States.
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
NOTE 3—FAIR VALUE MEASUREMENTS
The following table shows the fair value of the Company’s significant financial assets that are required to be measured at fair value on a recurring basis, which are classified on the balance sheets as cash and cash equivalents:

	Fair Value Measurements at March 31, 2016	Fair Value Measurements at December 31, 2015
	Level 1	Level 1
	(in thousands)
Assets:
Cash equivalents	$60,194	$30,102
The Company has cash equivalents which consist of money market funds. Fair values for cash equivalents are based on quoted prices in an active market which are considered to be Level 1 inputs as defined in the FASB guidance.
The Company’s outstanding debt held by third-party financial institutions is carried at cost, adjusted for any premium, discounts or debt issuance costs. The Company’s debt is not publicly traded and the carrying amounts typically approximate fair value for debt that accrues interest at a variable rate, which are considered to be Level 2 inputs as defined in the FASB guidance. The estimated fair values of the Company’s 7% senior notes, 5.375% senior notes and 2.5% convertible senior notes were $447.3 million, $257.7 million and $270.2 million, respectively, at March 31, 2016. The estimated fair values of the 7% senior notes, 5.375% senior notes and 2.5% convertible senior notes were $443.1 million, $249.4 million and $280.2 million, respectively, at December 31, 2015. The estimated fair value of the Company’s third-party fixed-rate debt is based on quoted market prices in active markets for the same or similar debt, which are considered to be Level 2 inputs. The Company had fixed-rate debt held by noncontrolling interest partners with a face value of $26.3 million and $26.9 million at March 31, 2016 and December 31, 2015, respectively. The Company is unable to determine the fair value of this debt.
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
In December 2010, the parties entered into a binding agreement providing for the settlement of the litigation and the resolution of all claims therein. In September 2011, the Court declined to approve the settlement in its then-current form. Litigation continued, and later that same month, the Court granted in part and denied in part Ticketmaster’s Motion for Summary Judgment. The parties reached a new settlement in September 2011, which was preliminarily approved, but in September 2012 the Court declined to grant final approval. In June 2013, the parties reached a revised settlement, which was preliminarily approved by the Court in April 2014. In February 2015, the Court granted the parties’ motion for final approval of the settlement. Several objectors to the settlement appealed the Court’s final approval ruling. On March 18, 2016, all appeals were dismissed, thus resolving this matter, and on March 30, 2016, the Company funded a portion of the settlement primarily related to the plaintiffs’ attorney fees. Ticketmaster and its parent, Live Nation, have not acknowledged any violations of law or liability in connection with the matter.
As of March 31, 2016, the Company had accrued $16.8 million, its best estimate of the probable remaining costs associated with the settlement referred to above, which was recorded in prior years. The calculation of this liability is based in part upon an estimated redemption rate. Any difference between the Company’s estimated redemption rate and the actual redemption rate it experiences will impact the final settlement amount; however, the Company does not expect this difference to be material.

NOTE 5—EQUITY
The following table shows the reconciliation of the carrying amount of stockholders’ equity attributable to Live Nation, equity attributable to noncontrolling interests, total equity and also redeemable noncontrolling interests for the three months ended March 31, 2016:

	Live Nation Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands)			(in thousands)
Balance at December 31, 2015	$1,236,953	$209,966	$1,446,919	$263,715
Non-cash compensation expense	8,923	—	8,923	—
Common stock issued under stock plans, net of shares withheld for employee taxes	(3,063)	—	(3,063)	—
Exercise of stock options	677	—	677	—
Acquisitions	—	21,406	21,406	2,709
Redeemable noncontrolling interests fair value adjustments	(13,336)	—	(13,336)	13,336
Cash distributions	—	(9,585)	(9,585)	(5,877)
Other	—	—	—	124
Comprehensive loss:
Net loss	(44,518)	(1,517)	(46,035)	(9,919)
Foreign currency translation adjustments	(1,248)	—	(1,248)	—
Balance at March 31, 2016	$1,184,388	$220,270	$1,404,658	$264,088

Accumulated Other Comprehensive Loss
The following table presents changes in the components of AOCI, net of taxes, for the three months ended March 31, 2016:

	Defined Benefit Pension Items	Foreign Currency Items	Total
	(in thousands)
Balance at December 31, 2015	$(358)	$(111,299)	$(111,657)
Other comprehensive loss before reclassifications	—	(1,248)	(1,248)
Net other comprehensive loss	—	(1,248)	(1,248)
Balance at March 31, 2016	$(358)	$(112,547)	$(112,905)

Earnings Per Share
Basic net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted net income (loss) per common share includes the effects of the assumed exercise of any outstanding stock options, the assumed vesting of shares of restricted stock awards and the assumed conversion of the convertible senior notes where dilutive. For the three months ended March 31, 2016 and 2015, there were no reconciling items to the weighted average common shares outstanding in the calculation of diluted net income (loss) per common share.

The following table shows securities excluded from the calculation of diluted net income (loss) per common share because such securities are anti-dilutive:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Options to purchase shares of common stock	17,322	18,400
Restricted stock awards—unvested	1,086	984
Conversion shares related to the convertible senior notes	7,930	7,930
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	26,338	27,314
NOTE 6—STOCK-BASED COMPENSATION
The following is a summary of stock-based compensation expense recorded by the Company:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Selling, general and administrative expenses	$4,414	$4,742
Corporate expenses	4,509	4,755
Total	$8,923	$9,497
As of March 31, 2016, there was $53.3 million of total unrecognized compensation cost related to stock-based compensation arrangements for stock options, restricted stock awards and other equity awards. This cost is expected to be recognized over a weighted-average period of 2.0 years. Of the stock awards granted during the three months ended March 31, 2016, 65% were stock options and 35% were restricted stock awards. For the three months ended March 31, 2016, the weighted-average fair value per option granted was $6.95 and the weighted-average fair value per restricted stock award granted was $19.36.
The Company follows the fair value recognition provisions in the FASB guidance for stock compensation. Stock-based compensation expense recognized includes compensation expense for all share-based payments using the estimated grant date fair value with forfeitures recognized as they occur. This fair value is amortized to expense on a straight-line basis over the vesting period of the grant.
The fair value of restricted stock awards is generally the stock price on the date of issuance. The fair value for options in Live Nation stock is estimated on the date of grant using the Black-Scholes option-pricing model that uses an expected volatility based on an even weighting of its own traded options and historical volatility and the simplified method for estimating the expected life, which is the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the expected life of the option is based on the United States Treasury note rate. The Company uses the simplified method as it does not believe its historical experience provides a reasonable basis with which to estimate the expected term due to the impact of a number of divestitures after its separation from Clear Channel Communications, Inc., the varying vesting terms of awards issued since the separation and the impact from the type and amount of awards converted pursuant to the Company’s merger with Ticketmaster.

NOTE 7—SEGMENT DATA
The Company’s reportable segments are Concerts, Sponsorship & Advertising, Ticketing and Artist Nation. The Concerts segment involves the promotion of live music events globally in the Company’s owned or operated venues and in rented third-party venues, the production of music festivals, the operation and management of music venues and the creation of associated content. The Sponsorship & Advertising segment manages the development of strategic sponsorship programs in addition to the sale of international, national and local sponsorships and placement of advertising including signage, promotional programs, rich media offerings, including advertising associated with live streaming and music-related original content, and ads across the Company’s distribution network of venues, events and websites. The Ticketing segment involves the management of the Company’s global ticketing operations, including providing ticketing software and services to clients, ticket resale services and online access for customers relating to ticket and event information, and is responsible for the Company’s primary websites, www.livenation.com and www.ticketmaster.com. The Artist Nation segment provides management services to artists and other services including merchandise sales.
Revenue and expenses earned and charged between segments are eliminated in consolidation. The Company’s capital expenditures below include accruals and expenditures funded by outside parties such as landlords or replacements funded by insurance companies.
The Company manages its working capital on a consolidated basis. Accordingly, segment assets are not reported to, or used by, the Company’s management to allocate resources to or assess performance of the segments, and therefore, total segment assets have not been presented.

The following table presents the results of operations for the Company’s reportable segments for the three months ended March 31, 2016 and 2015:

	Concerts	Sponsorship & Advertising	Ticketing	Artist Nation	Other	Corporate	Eliminations	Consolidated
	(in thousands)
Three Months Ended March 31, 2016
Revenue	$681,078	$57,636	$405,786	$75,065	$841	$—	$(12,690)	$1,207,716
Direct operating expenses	537,134	13,514	206,465	39,211	—	—	(12,121)	784,203
Selling, general and administrative expenses	160,698	13,869	118,233	40,778	2,603	—	—	336,181
Depreciation and amortization	31,447	4,906	45,749	12,480	20	922	(569)	94,955
Loss (gain) on disposal of operating assets	(34)	—	—	—	—	59	—	25
Corporate expenses	—	—	—	—	—	24,506	—	24,506
Acquisition transaction expenses	942	—	29	62	—	103	—	1,136
Operating income (loss)	$(49,109)	$25,347	$35,310	$(17,466)	$(1,782)	$(25,590)	$—	$(33,290)
Intersegment revenue	$11,447	$1,003	$—	$240	$—	$—	$(12,690)	$—
Capital expenditures	$5,843	$318	$16,259	$329	$20	$1,757	$—	$24,526
Three Months Ended March 31, 2015
Revenue	$623,234	$52,097	$375,630	$77,945	$793	$—	$(9,387)	$1,120,312
Direct operating expenses	485,972	10,628	185,692	46,830	1,068	—	(8,901)	721,289
Selling, general and administrative expenses	150,990	13,094	112,413	37,214	834	—	—	314,545
Depreciation and amortization	29,181	1,988	43,296	10,035	11	516	(486)	84,541
Loss (gain) on disposal of operating assets	226	—	(149)	—	—	(38)	—	39
Corporate expenses	—	—	—	—	—	24,360	—	24,360
Acquisition transaction expenses	(566)	—	147	6	—	(114)	—	(527)
Operating income (loss)	$(42,569)	$26,387	$34,231	$(16,140)	$(1,120)	$(24,724)	$—	$(23,935)
Intersegment revenue	$8,739	$—	$—	$648	$—	$—	$(9,387)	$—
Capital expenditures	$4,927	$5	$19,874	$762	$—	$229	$—	$25,797

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
Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth below under Part II Item 1A.—Risk Factors, in Part I Item IA.—Risk Factors of our 2015 Annual Report on Form 10-K, as well as other factors described herein or in our annual, quarterly and other reports we file with the SEC (collectively, “cautionary statements”). Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. We do not intend to update these forward-looking statements, except as required by applicable law.
Executive Overview
The first quarter was a strong start for the year with our overall revenue increasing by 8% to $1.2 billion on a reported basis for the quarter, representing 10% growth on a constant currency basis (as defined below). We had revenue growth in our Concerts, Sponsorship & Advertising and Ticketing segments as a result of increased show count and concert fans, higher sponsorship revenue and increased primary and secondary ticket sales at Ticketmaster. Our operating loss for the quarter was higher than in the first quarter of 2015, largely due to higher amortization from recent acquisitions. However, net loss improved compared to the first quarter of 2015 primarily due to foreign exchange rate gains. As the leading global live event and ticketing company, we believe that we are well-positioned to provide the best service to artists, teams, fans and venues and therefore drive growth across all our businesses. We believe that by leveraging our leadership position in the entertainment industry to reach fans through the live concert experience, we will sell more tickets and uniquely engage more advertising partners. By advancing innovation in ticketing technology, we will continue to improve the fan experience by offering increased and more diversified choices in an expanded ticketing marketplace. This gives us a compelling opportunity to continue to grow our fan base and our results.
Our Concerts segment revenue increased 9% on a reported basis, or 12% on a constant currency basis, largely due to more theater and club shows. Show count for the quarter was up 14% and the number of fans attending our concert events increased by 5% in the quarter to over 9 million, with growth largely from theater and club-sized venues in both North America and Europe. Despite the increased theater and club activity and stronger performance across our European markets, our overall Concerts operating loss increased largely due to a reduction in arena activity in the quarter. Ticket sales for events occurring during 2016 continue to track ahead of where we were at the same time last year, driving a 29% growth in event-related deferred revenue at the end of March, which puts us in a good position as we head into the main part of our concert season. In the first quarter of this year, we expanded our promotion business into South Africa as we further our geographic reach. We will continue to look for expansion opportunities in Concerts, both domestically and internationally, as well as ways to market our events more effectively in order to continue to expand our fan base and geographic reach and to sell more tickets.
Our Sponsorship & Advertising segment revenue increased by 11% on a reported basis, or 13% on a constant currency basis, driven by sales growth in North America, Europe, Australia and Asia. This year, we are focused on developing new venue and festival sponsor opportunities and driving advertising associated with music-related content, as well as expanding the sales team to focus on non-traditional sales categories and enhanced strategic relationships. Our extensive on-site and online reach, global venue distribution network, artist relationships and ticketing operations are the key to securing long-term sponsorship and advertising agreements with major brands, and we plan to expand these assets while extending our sales reach further into new international markets.
Our Ticketing segment revenue increased 8% on a reported basis, or 10% on a constant currency basis. The revenue growth came from both higher primary ticket sales as well as continued growth from our resale business. Operating income for the quarter also improved, largely from the higher primary and resale activity. Overall, the total number of primary tickets sold increased 9% largely due to stronger concert ticket sales in both North America and internationally, in fact 5 of our top 20 global sales days ever were in the first quarter of 2016. Also for the quarter, 25% of our total tickets were sold via mobile and tablet devices, up from 21% in the first quarter of 2015, as we continued to implement new features such as NearBy, a map-based event search tool that is driving further expansion of mobile ticket transactions. In our resale business, the gross transaction value of resale tickets sold increased by 41% for the quarter, driven by both concert and sporting events, and we had our biggest resale day in the United States during the quarter. We continue to invest in our ticketing platform to improve the ticket buying experience for our fans and provide better tools and information resources for our venue clients.
Our Artist Nation segment revenue decreased 4% on a reported basis, or 3% on a constant currency basis, primarily due to the timing of merchandise sales. The operating loss for the quarter increased slightly due to higher amortization from acquisitions. Our Artist Nation segment is focused on developing its existing clients as well as adding new relationships with top artists and athletes and extending the various services it provides.
We are optimistic about the long-term potential of our Company and are focused on the key elements of our business model: expand our concerts platform and improve the on-site experience for our fans, drive conversion of ticket sales through development of innovative products, develop unique marketing and content programs for top brands, sell more tickets and drive reductions in the cost to sell a ticket, grow secondary ticket volume and drive artist management through our other core businesses.
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
Segment Overview
Our reportable segments are Concerts, Sponsorship & Advertising, Ticketing, and Artist Nation.
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
Concerts direct operating expenses include artist fees, event production costs, show-related marketing and advertising expenses, along with other costs.
To judge the health of our Concerts segment, we primarily monitor the number of confirmed events in our network of owned or operated and third-party venues, talent fees, average paid attendance and advance ticket sales. In addition, at our owned or operated venues and festivals, we monitor ancillary revenue per fan and premium ticket sales. For business that is conducted in foreign markets, we also compare the operating results from our foreign operations to prior periods without the impact of changes in foreign exchange rates.
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
Direct operating expenses include fulfillment costs related to our sponsorship programs, along with other costs.
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
Ticketing direct operating expenses include ticketing client royalties and credit card fees, along with other costs.
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
Artist Nation direct operating expenses include merchandise royalties and event production costs, along with other costs.
To judge the health of our Artist Nation segment, we primarily review the number of major clients represented. For business that is conducted in foreign markets, we also compare the operating results from our foreign operations to prior periods without the impact of changes in foreign exchange rates.

Key Operating Metrics

	Three Months Ended March 31,
	2016	2015
Concerts (1)
Estimated events:
North America	3,455	3,437
International	2,419	1,707
Total estimated events	5,874	5,144
Estimated fans (rounded):
North America	4,884,000	5,467,000
International	4,129,000	3,155,000
Total estimated fans	9,013,000	8,622,000
Ticketing (2)
Number of tickets sold (in thousands)	41,216	37,920
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

(2)
The number of tickets sold includes primary tickets only. This metric includes tickets sold during the period regardless of event timing except for our own events where our concert promoters control ticketing which are reported as the events occur. The total number of tickets sold reported above for the three months ended March 31, 2016 and 2015 excludes approximately 76 million and 72 million, respectively, of tickets sold using our Ticketmaster systems, through season seat packages and our venue clients’ box offices, for which we do not receive a fee.

Non-GAAP Measures
Reconciliation of Segment Adjusted Operating Income (Loss)
AOI is a non-GAAP financial measure that we define as operating income (loss) before acquisition expenses (including transaction costs, changes in the fair value of accrued acquisition-related contingent consideration arrangements, acquisition-related severance and compensation), depreciation and amortization (including goodwill impairment), loss (gain) on disposal of operating assets and certain stock-based compensation expense. We use AOI to evaluate the performance of our operating segments. We believe that information about AOI assists investors by allowing them to evaluate changes in the operating results of our portfolio of businesses separate from non-operational factors that affect net income, thus providing insights into both operations and the other factors that affect reported results. AOI is not calculated or presented in accordance with GAAP. A limitation of the use of AOI as a performance measure is that it does not reflect the periodic costs of certain amortizing assets used in generating revenue in our business. Accordingly, AOI should be considered in addition to, and not as a substitute for, operating income (loss), net income (loss), and other measures of financial performance reported in accordance with GAAP. Furthermore, this measure may vary among other companies; thus, AOI as presented herein may not be comparable to similarly titled measures of other companies.
The following table sets forth the reconciliation of adjusted operating income (loss) to operating income (loss):

	Adjusted operating income (loss)	Stock- based compensation expense	Loss (gain) on disposal of operating assets	Depreciation and amortization	Acquisition expenses	Operating income (loss)
			(in thousands)
Three Months Ended March 31, 2016
Concerts	$(13,262)	$1,856	$(34)	$31,447	$2,578	$(49,109)
Sponsorship & Advertising	30,640	387	—	4,906	—	25,347
Ticketing	82,052	964	—	45,749	29	35,310
Artist Nation	(3,717)	1,207	—	12,480	62	(17,466)
Other and Eliminations	(2,331)	—	—	(549)	—	(1,782)
Corporate	(19,997)	4,509	59	922	103	(25,590)
Total	$73,385	$8,923	$25	$94,955	$2,772	$(33,290)
Three Months Ended March 31, 2015
Concerts	$(11,648)	$2,080	$226	$29,181	$(566)	$(42,569)
Sponsorship & Advertising	28,842	467	—	1,988	—	26,387
Ticketing	78,388	863	(149)	43,296	147	34,231
Artist Nation	(4,767)	1,332	—	10,035	6	(16,140)
Other and Eliminations	(1,595)	—	—	(475)	—	(1,120)
Corporate	(19,605)	4,755	(38)	516	(114)	(24,724)
Total	$69,615	$9,497	$39	$84,541	$(527)	$(23,935)

Constant Currency
Constant currency is a non-GAAP financial measure. We calculate currency impacts as the difference between current period activity translated using the current period’s currency exchange rates and the comparable prior period’s currency exchange rates. We present constant currency information to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency rate fluctuations.

Segment Operating Results
Concerts
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2016	2015
	(in thousands)
Revenue	$681,078	$623,234	9%
Direct operating expenses	537,134	485,972	11%
Selling, general and administrative expenses	160,698	150,990	6%
Depreciation and amortization	31,447	29,181	8%
Loss (gain) on disposal of operating assets	(34)	226	*
Acquisition transaction expenses	942	(566)	*
Operating loss	$(49,109)	$(42,569)	(15)%
Operating margin	(7.2)%	(6.8)%
AOI**	$(13,262)	$(11,648)	(14)%
AOI margin	(1.9)%	(1.9)%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for definition and reconciliation of AOI.
Revenue
Concerts revenue increased $57.8 million during the three months ended March 31, 2016 as compared to the same period of the prior year. Excluding the decrease of $14.3 million related to currency impacts, revenue increased $72.1 million, or 12%, on a constant currency basis, primarily due to more shows in our North America theaters and clubs and international arenas, partially offset by fewer shows in our North America arenas.
Operating results
The increased operating loss for Concerts for the three months ended March 31, 2016 was primarily driven by lower North America arena activity, increased rent expense and higher compensation costs associated with annual salary increases and higher headcount, partially offset by increased activity in our North America theater and clubs and international arenas.

Sponsorship & Advertising
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2016	2015
	(in thousands)
Revenue	$57,636	$52,097	11%
Direct operating expenses	13,514	10,628	27%
Selling, general and administrative expenses	13,869	13,094	6%
Depreciation and amortization	4,906	1,988	*
Operating income	$25,347	$26,387	(4)%
Operating margin	44.0%	50.6%
AOI**	$30,640	$28,842	6%
AOI margin	53.2%	55.4%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for definition and reconciliation of AOI.
Revenue
Sponsorship & Advertising revenue increased $5.5 million during the three months ended March 31, 2016 as compared to the same period of the prior year. Excluding the decrease of $1.2 million related to currency impacts, revenue increased $6.7 million, or 13%, on a constant currency basis, primarily due to new sponsorship programs in North America and Australia.
Operating results
The decrease in Sponsorship & Advertising operating income for the three months ended March 31, 2016 was driven by incremental amortization of $3.1 million primarily from the acquisitions of various festival promoters along with higher fulfillment costs on certain sponsorship programs, partially offset by increased sponsorship revenue.

Ticketing
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2016	2015
	(in thousands)
Revenue	$405,786	$375,630	8%
Direct operating expenses	206,465	185,692	11%
Selling, general and administrative expenses	118,233	112,413	5%
Depreciation and amortization	45,749	43,296	6%
Gain on disposal of operating assets	—	(149)	*
Acquisition transaction expenses	29	147	*
Operating income	$35,310	$34,231	3%
Operating margin	8.7%	9.1%
AOI**	$82,052	$78,388	5%
AOI margin	20.2%	20.9%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for definition and reconciliation of AOI.
Revenue
Ticketing revenue increased $30.2 million during the three months ended March 31, 2016 as compared to the same period of the prior year. Excluding the decrease of $6.7 million related to currency impacts, revenue increased $36.9 million, or 10%, on a constant currency basis, primarily due to higher resale ticket volume in both professional sports and concerts and higher primary ticket sales.
Operating results
The increase in Ticketing operating income for the three months ended March 31, 2016 was primarily due to increased resale ticket sales and primary ticket sales, partially offset by higher compensation costs associated with annual salary increases and higher headcount.

Artist Nation
Our Artist Nation segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2016	2015
	(in thousands)
Revenue	$75,065	$77,945	(4)%
Direct operating expenses	39,211	46,830	(16)%
Selling, general and administrative expenses	40,778	37,214	10%
Depreciation and amortization	12,480	10,035	24%
Acquisition transaction expenses	62	6	*
Operating loss	$(17,466)	$(16,140)	(8)%
Operating margin	(23.3)%	(20.7)%
AOI**	$(3,717)	$(4,767)	22%
AOI margin	(5.0)%	(6.1)%

_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for definition and reconciliation of AOI.
Revenue
Artist Nation revenue decreased $2.9 million during the three months ended March 31, 2016 as compared to the same period of the prior year primarily due to lower tour merchandise sales driven by the timing of tours, partially offset by higher commissions in the management business.
Operating results
The increased operating loss for Artist Nation for the three months ended March 31, 2016 was primarily driven by lower tour merchandise sales, partially offset by lower event production costs, which drove a decline in direct operating expenses that was greater than the decline in revenue in the management business during 2016.

Consolidated Results of Operations

	Three Months Ended March 31,				% Change
	2016			2015
	As Reported	Currency Impacts	Constant Currency**	As Reported	As Reported	Constant Currency
	(in thousands)
Revenue	$1,207,716	$22,500	$1,230,216	$1,120,312	8%	10%
Operating expenses:
Direct operating expenses	784,203	16,073	800,276	721,289	9%	11%
Selling, general and administrative expenses	336,181	5,465	341,646	314,545	7%	9%
Depreciation and amortization	94,955	1,459	96,414	84,541	12%	14%
Loss on disposal of operating assets	25	(3)	22	39	*	*
Corporate expenses	24,506	16	24,522	24,360	1%	1%
Acquisition transaction expenses	1,136	68	1,204	(527)	*	*
Operating loss	(33,290)	$(578)	$(33,868)	(23,935)	(39)%	(41)%
Operating margin	(2.8)%		(2.8)%	(2.1)%
Interest expense	25,432			25,363
Interest income	(556)			(1,565)
Equity in earnings of nonconsolidated affiliates	(592)			(2,980)
Other expense (income), net	(8,547)			21,028
Loss before income taxes	(49,027)			(65,781)
Income tax expense	6,927			745
Net loss	(55,954)			(66,526)
Net loss attributable to noncontrolling interests	(11,436)			(8,247)
Net loss attributable to common stockholders of Live Nation	$(44,518)			$(58,279)

The following table summarizes the components of depreciation and amortization in each respective period:

	Three Months Ended March 31,		% Change
	2016	2015
Depreciation	$33,069	$32,134	3%
Amortization of intangibles	39,737	32,599	22%
Amortization of nonrecoupable ticketing contract advances ***	21,439	19,558	10%
Amortization of other assets	710	250	*
	$94,955	$84,541
___________

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for definition of constant currency.
***
In accounting for the merger between Live Nation and Ticketmaster in January 2010, the nonrecoupable ticketing contract advances that existed at the date of the merger were written off in acquisition accounting in accordance with GAAP.  Had we continued amortizing the net book value of these nonrecoupable ticketing contract advances, the amortization above would have been $0.3 million and $0.5 million higher for the three months ended March 31, 2016 and 2015, respectively.

Other expense (income), net
Other expense (income), net includes the impact of net foreign exchange rate gains of $7.8 million and net foreign exchange rate losses of $20.8 million for the three months ended March 31, 2016 and 2015, respectively, primarily from revaluation of certain foreign currency denominated net assets held internationally.
Income tax expense
Income tax expense increased $6.2 million during the three months ended March 31, 2016 as compared to the same period of the prior year primarily due to higher pretax earnings in 2016 from entities with projected earnings for the year.
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
Our balance sheet reflects cash and cash equivalents of $1.7 billion at March 31, 2016 and $1.3 billion at December 31, 2015. Included in the March 31, 2016 and December 31, 2015 cash and cash equivalents balances are $663.0 million and $549.0 million, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges that we refer to as client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to clients on a regular basis. Our foreign subsidiaries held approximately $654.7 million in cash and cash equivalents, excluding client cash, at March 31, 2016. We generally do not intend to repatriate these funds, but if we did, we would need to accrue and pay United States federal and state income taxes on any future repatriations, net of applicable foreign tax credits. We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is 90 days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects total net debt of $2.0 billion at each of March 31, 2016 and December 31, 2015. Our weighted-average cost of debt, excluding unamortized debt discounts and debt issuance costs and including the debt premium on our term loans and notes, was 4.3% at March 31, 2016.
Our cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash in our operating accounts and invested cash. Cash held in non-interest-bearing and interest-bearing operating accounts in many cases exceeds the Federal Deposit Insurance Corporation insurance limits. The invested cash is in interest-bearing funds consisting primarily of bank deposits and money market funds. While we monitor cash and cash equivalent balances in our operating accounts on a regular basis and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail. To date, we have experienced no loss or lack of access to our cash and cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
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
Sources of Cash
Senior Secured Credit Facility
At March 31, 2016, our senior secured credit facility consists of (i) a $115 million term loan A, (ii) a $950 million term loan B and (iii) a $335 million revolving credit facility. In addition, subject to certain conditions, we have the right to increase such facilities by at least $450 million or a greater amount so long as the senior secured leverage ratio calculated on a pro-forma basis (as defined in the credit agreement) is no greater than 3.25x. The revolving credit facility provides for borrowings up to the amount of the facility with sublimits of up to (i) $150 million to be available for the issuance of letters of credit, (ii) $50 million to be available for swingline loans, (iii) $150 million to be available for borrowings in Euros or British Pounds and (iv) $50 million to be available for borrowings in one or more other approved currencies. The senior secured credit facility is secured by (i) a first priority lien on substantially all of our tangible and intangible personal property of the domestic subsidiaries that are guarantors and (ii) a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of our direct and indirect domestic subsidiaries and 65% of each class of capital stock of any first-tier foreign subsidiaries.
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
During the three months ended March 31, 2016, we made principal payments totaling $5.3 million on these term loans. At March 31, 2016, the outstanding balances on these term loans, excluding discounts and debt issuance costs, were $1.0 billion. There were no borrowings under the revolving credit facility as of March 31, 2016. Based on our letters of credit of $75.8 million, $259.2 million was available for future borrowings as of that same date.
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
As of March 31, 2016, we believe we were in compliance with all of our debt covenants. We expect to remain in compliance with all of our debt covenants throughout 2016.
Uses of Cash
Acquisitions
When we make acquisitions, the acquired entity may have cash at the time of acquisition. All amounts discussed in this section are presented net of any cash acquired. During the three months ended March 31, 2016, we used $43.4 million of cash primarily for the acquisitions of a concert promoter located in Germany and a controlling interest in a festival and concert promoter located in the United Kingdom. As of the date of acquisition, the acquired businesses had a total of $6.7 million of cash on their balance sheets, primarily related to deferred revenue for future events.
During the three months ended March 31, 2015, we used $15.9 million of cash primarily for the acquisitions of controlling interests in an artist management business located in the United States in our Artist Nation segment and a festival promoter located in Sweden in our Concerts segment. As of the date of acquisition, these businesses had a total of $1.0 million of cash on their balance sheets, primarily related to deferred revenue for future events.
Capital Expenditures
Venue and ticketing operations are capital intensive businesses, requiring continual investment in our existing venues and ticketing systems in order to address fan, client and artist expectations, technological industry advances and various federal, state and/or local regulations.
We categorize capital outlays between maintenance capital expenditures and revenue generating capital expenditures. Maintenance capital expenditures are associated with the renewal and improvement of existing venues and technology systems, web development and administrative offices. Revenue generating capital expenditures generally relate to the construction of new venues, major renovations to existing buildings or buildings that are being added to our venue network, the development of new online or ticketing tools and other technology enhancements. Revenue generating capital expenditures can also include smaller projects whose purpose is to increase revenue and/or improve operating income. Capital expenditures typically increase during periods when venues are not in operation since that is the time that such improvements can be completed.
Our capital expenditures, including accruals but excluding expenditures funded by outside parties such as landlords or replacements funded by insurance companies, consisted of the following:

	Three Months Ended March 31,
	2016	2015 (1)
	(in thousands)
Maintenance capital expenditures	$14,432	$15,316
Revenue generating capital expenditures	10,094	10,481
Total capital expenditures	$24,526	$25,797
___________
(1) Approximately $1.0 million has been reclassified from maintenance to revenue generating capital expenditures from amounts previously reported in 2015. The total capital expenditures are unchanged.

We currently expect capital expenditures to be between approximately $170 million and $175 million for the full year 2016.

Cash Flows

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cash provided by (used in):
Operating activities	$517,398	$347,661
Investing activities	$(85,744)	$(50,583)
Financing activities	$(53,289)	$(24,315)
Operating Activities
Cash provided by operating activities increased $169.7 million for the three months ended March 31, 2016 as compared to the same period of the prior year primarily from net changes in the event-related operating accounts, which are dependent on the timing of ticket sales and advances to artists. During the first three months of 2016, we received more cash for future events, increasing deferred revenue and ticketing clients’ accounts payable, partially offset by higher advances to artists for future events as compared to the same period of the prior year.
Investing Activities
Cash used in investing activities increased $35.2 million for the three months ended March 31, 2016 as compared to the same period of the prior year primarily due to higher acquisition activity. See “—Uses of Cash” above for further discussion.
Financing Activities
Cash used in financing activities increased $29.0 million for the three months ended March 31, 2016 as compared to the same period of the prior year primarily as a result of higher distributions to noncontrolling interest partners and higher payments for deferred and contingent consideration due to recent acquisitions.
Seasonality
Our Concerts, Sponsorship & Advertising and Artist Nation segments typically experience higher operating income in the second and third quarters as our outdoor venues and festivals are primarily used in or occur from May through October, and our artist touring activity is higher. In addition, the timing of when tickets are sold and the tours of top-grossing acts can impact comparability of quarterly results year over year, although annual results may not be impacted. Our Ticketing segment revenue is impacted by fluctuations in the availability of events for sale to the public, which vary depending upon scheduling by our clients.
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
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. Our foreign subsidiaries also carry certain net assets or liabilities that are denominated in a currency other than that subsidiary’s functional currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported an operating loss of $1.5 million for the three months ended March 31, 2016. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the three months ended March 31, 2016 by $0.2 million. As of March 31, 2016, our primary foreign exchange exposure included the Euro, British Pound, Australian Dollar and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities. In addition, the reported carrying value of our assets and liabilities, including the total cash and cash equivalents held by our foreign operations, will also be affected by changes in foreign currency exchange rates.

We primarily use forward currency contracts, in addition to options, to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. We also may enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At March 31, 2016, we had forward currency contracts and options outstanding with a notional amount of $112.4 million.
Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $2.1 billion of total debt, excluding debt discounts, issuance costs and premium, outstanding as of March 31, 2016. Of the total amount, taking into consideration existing interest rate hedges, we had $1.0 billion of fixed-rate debt and $1.1 billion of floating-rate debt.
Based on the amount of our floating-rate debt as of March 31, 2016, each 25-basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $2.7 million when the floor rate is not applicable. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of March 31, 2016 with no subsequent change in rates for the remainder of the period.
We have one interest rate cap agreement with an aggregate notional amount of $8.1 million at March 31, 2016. The interest rate cap agreement ensures that a portion of our floating-rate debt does not exceed 4.25% and expires in June 2018. This agreement has not been designated as a hedging instrument. Therefore, any change in fair value is recorded in earnings during the period of change.
Ratio of Earnings to Fixed Charges
The ratio of earnings to fixed charges is as follows:

Three Months Ended March 31,		Year Ended December 31,
2016	2015	2015	2014	2013	2012
*	*	1.03	*	*	*

*
For the three months ended March 31, 2016 and 2015, fixed charges exceeded earnings before income taxes and fixed charges by $49.6 million and $68.8 million, respectively. For the years ended December 31, 2014, 2013 and 2012, fixed charges exceeded earnings before income taxes and fixed charges by $104.0 million, $6.0 million and $142.1 million.

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
Recent Accounting Pronouncements
Recently Adopted Pronouncements
In April 2015, the FASB amended its guidance on internal-use software providing clarification to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments to this guidance are effective for annual periods beginning after December 15, 2015 and interim periods within that year. The guidance should be applied either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. Early adoption is permitted and we adopted this guidance prospectively on January 1, 2016. The adoption of this guidance did not have a material effect on our financial position or results of operations.
In March 2016, the FASB issued guidance that simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies, as well as classification in the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016 and interim periods within that year. The changes to the accounting for forfeitures and excess tax benefits or deficiencies should be applied using a modified retrospective transition method with a cumulative-effect adjustment to retained earnings. Early adoption is permitted and we adopted this guidance effective January 1, 2016. Upon adoption of this guidance, we no longer estimate forfeitures in advance and now recognize forfeitures as they occur and have reflected a cumulative effect adjustment to accumulated deficit in the Consolidated Balance Sheets of $1.3 million.

Recently Issued Pronouncements
In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. The new standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB continues to issue guidance clarifying certain guidelines of the standard including reframing the indicators in the principal versus agent guidance to focus on evidence that a company is acting as a principal rather than agent. The standard is effective for annual periods beginning after December 15, 2017 and interim periods within that year. Early adoption of the standard is only permitted for annual periods beginning after December 31, 2016 and interim periods within that year. The guidance should be applied retrospectively, either to each prior period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative-effect adjustment as of the date of adoption. We will adopt this standard on January 1, 2018, and are currently assessing which implementation method we will apply and the impact its adoption will have on our financial position and results of operations.
In January 2016, the FASB issued amendments for the recognition, measurement, presentation, and disclosure of financial instruments. Among other things, the guidance requires equity investments that do not result in consolidation and are not accounted for under the equity method to be measured at fair value with any change in fair value recognized in net income unless the investments do not have readily determinable fair values. The amendments are effective for annual periods beginning after December 15, 2017 and interim periods within that year. Early adoption is not permitted for most of the amendments. The amendments are to be applied through a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption with the exception of equity investments without readily determinable fair values which will be applied prospectively. We will adopt this standard on January 1, 2018, and currently expect that adoption of this guidance will not have a material impact on our financial position or results of operations.
In February 2016, the FASB issued guidance that requires lessees to recognize most leases on their balance sheet as a lease liability and a right-of-use asset, and to disclose key information about leasing arrangements. The guidance is effective for annual periods beginning after December 15, 2018 and interim periods within that year, and early adoption is permitted. The guidance should be applied on a modified retrospective basis. We expect to adopt this standard on January 1, 2019, and are currently evaluating the impact that the standard will have on our financial position and results of operations.
In March 2016, the FASB issued guidance clarifying that the assessment of whether an embedded contingent put or call option is clearly and closely related to the debt instrument only requires an analysis pursuant to the four-step decision sequence outlined in the guidance for embedded derivatives. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within that year. The guidance should be applied to existing debt instruments using a modified retrospective method as of the beginning of the period of adoption. We will adopt this standard on January 1, 2017, and currently expect that adoption of this guidance will not impact our financial position or results of operations.
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
Management believes that the accounting estimates involved in business combinations, impairment of long-lived assets and goodwill, revenue recognition, litigation accruals and income taxes are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. These critical accounting estimates, the judgments and assumptions and the effect if actual results differ from these assumptions are described in Part II Financial Information—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K filed with the SEC on February 25, 2016.
There have been no changes to our critical accounting policies during the three months ended March 31, 2016.
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
Based on their evaluation as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Part I Financial Information—Item 1A. Risk Factors of our 2015 Annual Report on Form 10-K filed with the SEC on February 25, 2016, describes some of the risks and uncertainties associated with our business which have the potential to materially affect our business, financial condition or results of operations. We do not believe that there have been any material changes to the risk factors previously disclosed in our 2015 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
None.
Item 6. Exhibits
The information in the Exhibit Index of this Quarterly Report on Form 10-Q is incorporated into this Item 6 by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 3, 2016.

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