Form 10-Q
period 2016-06-30
Live Nation Entertainment, Inc.
filed 2016-07-28
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
Form 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On July 21, 2016, there were 203,085,142 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 1,114,683 shares of unvested restricted stock awards and excluding 408,024 shares held in treasury.

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
Ticketmaster
For periods prior to May 6, 2010, Ticketmaster means Ticketmaster Entertainment LLC and its predecessor companies (including without limitation Ticketmaster Entertainment, Inc.); for periods on and after May 6, 2010, Ticketmaster means the ticketing business of the Company.

See Notes to Consolidated Financial Statements

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2016	December 31, 2015
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$1,512,099	$1,303,125
Accounts receivable, less allowance of $18,216 and $17,168, respectively	634,562	452,600
Prepaid expenses	779,743	496,226
Other current assets	43,548	36,364
Total current assets	2,969,952	2,288,315
Property, plant and equipment
Land, buildings and improvements	822,761	840,032
Computer equipment and capitalized software	511,693	505,233
Furniture and other equipment	242,079	233,271
Construction in progress	85,720	47,684
	1,662,253	1,626,220
Less accumulated depreciation	949,441	894,938
	712,812	731,282
Intangible assets
Definite-lived intangible assets, net	810,418	777,763
Indefinite-lived intangible assets	369,001	369,317
Goodwill	1,670,676	1,604,315
Other long-term assets	510,567	385,249
Total assets	$7,043,426	$6,156,241
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$710,087	$662,941
Accounts payable	103,722	58,607
Accrued expenses	778,101	686,664
Deferred revenue	1,347,953	618,640
Current portion of long-term debt, net	44,918	42,352
Other current liabilities	38,653	32,002
Total current liabilities	3,023,434	2,101,206
Long-term debt, net	1,985,190	2,002,662
Long-term deferred income taxes	198,617	199,472
Other long-term liabilities	127,887	142,267
Commitments and contingent liabilities
Redeemable noncontrolling interests	292,516	263,715
Stockholders’ equity
Common stock	2,024	2,020
Additional paid-in capital	2,412,928	2,428,566
Accumulated deficit	(1,083,176)	(1,075,111)
Cost of shares held in treasury	(6,865)	(6,865)
Accumulated other comprehensive loss	(136,404)	(111,657)
Total Live Nation stockholders’ equity	1,188,507	1,236,953
Noncontrolling interests	227,275	209,966
Total equity	1,415,782	1,446,919
Total liabilities and equity	$7,043,426	$6,156,241

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands except share and per share data)
Revenue	$2,179,258	$1,765,777	$3,386,974	$2,886,089
Operating expenses:
Direct operating expenses	1,605,688	1,279,099	2,389,891	2,000,388
Selling, general and administrative expenses	374,826	329,570	712,040	643,702
Depreciation and amortization	95,424	88,571	190,379	173,112
Gain on disposal of operating assets	(279)	(76)	(254)	(37)
Corporate expenses	29,440	26,368	54,049	50,614
Operating income	74,159	42,245	40,869	18,310
Interest expense	25,284	25,650	50,716	51,013
Interest income	(650)	(394)	(1,206)	(1,959)
Equity in losses (earnings) of nonconsolidated affiliates	305	367	(287)	(2,613)
Other expense (income), net	7,353	(8,500)	(1,194)	12,528
Income (loss) before income taxes	41,867	25,122	(7,160)	(40,659)
Income tax expense	5,406	4,910	12,333	5,655
Net income (loss)	36,461	20,212	(19,493)	(46,314)
Net income (loss) attributable to noncontrolling interests	(1,280)	5,156	(12,716)	(3,091)
Net income (loss) attributable to common stockholders of Live Nation	$37,741	$15,056	$(6,777)	$(43,223)

Basic and diluted net income (loss) per common share available to common stockholders of Live Nation	$0.13	$0.06	$(0.16)	$(0.25)

Weighted average common shares outstanding:
Basic	201,896,009	200,767,811	201,796,075	200,463,314
Diluted	208,601,733	208,778,589	201,796,075	200,463,314

Reconciliation to net income (loss) available to common stockholders of Live Nation:
Net income (loss) attributable to common stockholders of Live Nation	$37,741	$15,056	$(6,777)	$(43,223)
Accretion of redeemable noncontrolling interests	(11,292)	(3,105)	(24,628)	(6,993)
Basic and diluted net income (loss) available to common stockholders of Live Nation	$26,449	$11,951	$(31,405)	$(50,216)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net income (loss)	$36,461	$20,212	$(19,493)	$(46,314)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(23,499)	26,609	(24,747)	(18,059)
Other	—	(62)	—	138
Comprehensive income (loss)	12,962	46,759	(44,240)	(64,235)
Comprehensive income (loss) attributable to noncontrolling interests	(1,280)	5,156	(12,716)	(3,091)
Comprehensive income (loss) attributable to common stockholders of Live Nation	$14,242	$41,603	$(31,524)	$(61,144)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2016	2015
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,493)	$(46,314)
Reconciling items:
Depreciation	67,482	63,705
Amortization	122,897	109,407
Deferred income tax benefit	(2,708)	(1,415)
Amortization of debt issuance costs, discounts and premium, net	5,199	5,301
Non-cash compensation expense	17,144	17,562
Other, net	1,845	(494)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(171,670)	(122,058)
Increase in prepaid expenses and other assets	(407,450)	(317,566)
Increase in accounts payable, accrued expenses and other liabilities	186,888	33,936
Increase in deferred revenue	710,841	620,412
Net cash provided by operating activities	510,975	362,476
CASH FLOWS FROM INVESTING ACTIVITIES
Advances and collections of notes receivable, net	(4,513)	(14,136)
Investments made in nonconsolidated affiliates	(13,508)	(11,023)
Purchases of property, plant and equipment	(78,880)	(67,344)
Cash paid for acquisitions, net of cash acquired	(122,318)	(69,244)
Other, net	(191)	(2,194)
Net cash used in investing activities	(219,410)	(163,941)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(18,640)	(17,170)
Distributions to noncontrolling interests	(22,211)	(9,370)
Purchases and sales of noncontrolling interests, net	(16,559)	(9,491)
Proceeds from exercise of stock options	743	13,015
Payments for deferred and contingent consideration	(3,732)	(4,125)
Other, net	(8,695)	(5,221)
Net cash used in financing activities	(69,094)	(32,362)
Effect of exchange rate changes on cash and cash equivalents	(13,497)	(22,383)
Net increase in cash and cash equivalents	208,974	143,790
Cash and cash equivalents at beginning of period	1,303,125	1,382,029
Cash and cash equivalents at end of period	$1,512,099	$1,525,819

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
The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2015 Annual Report on Form 10-K filed with the SEC on February 25, 2016, as amended by the Form 10-K/A filed with the SEC on June 29, 2016.
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
Cash and Cash Equivalents
Included in the June 30, 2016 and December 31, 2015 cash and cash equivalents balance is $605.7 million and $549.0 million, respectively, of cash received that includes the face value of tickets sold on behalf of ticketing clients and their share of service charges, which amounts are to be remitted to the clients.
Acquisitions
During the first six months of 2016, the Company completed several acquisitions that were accounted for as business combinations under the acquisition method of accounting and were not significant either on an individual basis or in the aggregate.
Income Taxes
Each reporting period, the Company evaluates the realizability of all of its deferred tax assets in each tax jurisdiction. As of June 30, 2016, the Company continued to maintain a full valuation allowance against its net deferred tax assets in certain jurisdictions due to sustained pre-tax losses. As a result of the valuation allowances, no tax benefits have been recognized for losses incurred in those tax jurisdictions for the first six months of 2016 and 2015.
Reclassifications
The Company has reclassified $5.3 million of payments for employee taxes, where shares were withheld upon the vesting or exercise of equity awards in order to satisfy the withholding obligation, from operating activities to financing activities within the consolidated statements of cash flows for the six months ended June 30, 2015. This reclassification was made in connection with the modified retrospective application of new accounting guidance for employee share-based payment transactions as discussed below.
Recent Accounting Pronouncements
Recently Adopted Pronouncements
In April 2015, the FASB amended its guidance on internal-use software providing clarification to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The Company adopted this guidance prospectively on January 1, 2016 and it did not have a material effect on the Company’s financial position or results of operations.

In March 2016, the FASB issued guidance that simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies, as well as classification in the statement of cash flows. The Company adopted this guidance effective January 1, 2016 using a modified retrospective transition method with a cumulative-effect adjustment to retained earnings for the changes to the accounting for forfeitures and excess tax benefits or deficiencies. Upon adoption of this guidance, the Company no longer estimates forfeitures in advance and now recognizes forfeitures as they occur and has reflected a cumulative effect adjustment to accumulated deficit in the consolidated balance sheets of $1.3 million.
Recently Issued Pronouncements
In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. The new standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB continues to issue guidance clarifying certain guidelines of the standard including reframing the indicators in the principal versus agent guidance to focus on evidence that a company is acting as a principal rather than agent. The standard is effective for annual periods beginning after December 15, 2017 and interim periods within that year. Early adoption of the standard is only permitted for annual periods beginning after December 15, 2016 and interim periods within that year. The guidance should be applied retrospectively, either to each prior period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative-effect adjustment as of the date of adoption. The Company will adopt this standard on January 1, 2018, and is currently assessing which implementation method it will apply and the impact that adoption will have on its financial position and results of operations.
In January 2016, the FASB issued amendments for the recognition, measurement, presentation, and disclosure of financial instruments. Among other things, the guidance requires equity investments that do not result in consolidation and are not accounted for under the equity method to be measured at fair value with any change in fair value recognized in net income unless the investments do not have readily determinable fair values. The amendments are effective for annual periods beginning after December 15, 2017 and interim periods within that year. Early adoption is not permitted for most of the amendments. The amendments are to be applied through a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption with the exception of equity investments without readily determinable fair values, which will be applied prospectively. The Company will adopt this standard on January 1, 2018, and currently expects that adoption of this guidance will not have a material impact on its financial position or results of operations.
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

The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the six months ended June 30, 2016:

	Revenue- generating contracts	Client / vendor relationships	Trademarks and naming rights	Non-compete agreements	Venue management and leaseholds	Technology	Other	Total
	(in thousands)
Balance as of December 31, 2015:
Gross carrying amount	$700,795	$379,282	$86,556	$176,354	$66,051	$30,265	$3,598	$1,442,901
Accumulated amortization	(313,743)	(169,620)	(14,578)	(121,319)	(35,645)	(8,602)	(1,631)	(665,138)
Net	387,052	209,662	71,978	55,035	30,406	21,663	1,967	777,763
Gross carrying amount:
Acquisitions— current year	46,541	55,910	259	—	—	8,604	—	111,314
Acquisitions— prior year	11,404	782	3,620	1,500	1,174	—	154	18,634
Dispositions	—	(2,299)	—	—	(1,093)	—	—	(3,392)
Foreign exchange	(9,923)	(900)	(387)	(2,264)	(1,697)	(96)	—	(15,267)
Other(1)	(1,919)	(2,307)	(5)	—	—	—	(1)	(4,232)
Net change	46,103	51,186	3,487	(764)	(1,616)	8,508	153	107,057
Accumulated amortization:
Amortization	(33,092)	(31,098)	(4,931)	(10,554)	(2,676)	(2,616)	(198)	(85,165)
Dispositions	—	599	—	—	—	—	—	599
Foreign exchange	4,034	282	180	618	713	176	8	6,011
Other(1)	1,854	2,307	—	—	—	—	(8)	4,153
Net change	(27,204)	(27,910)	(4,751)	(9,936)	(1,963)	(2,440)	(198)	(74,402)
Balance as of June 30, 2016:
Gross carrying amount	746,898	430,468	90,043	175,590	64,435	38,773	3,751	1,549,958
Accumulated amortization	(340,947)	(197,530)	(19,329)	(131,255)	(37,608)	(11,042)	(1,829)	(739,540)
Net	$405,951	$232,938	$70,714	$44,335	$26,827	$27,731	$1,922	$810,418
______________
(1) Other includes netdowns of fully amortized or impaired assets.

Included in the current year acquisitions amounts above are definitive-lived intangible assets primarily associated with the acquisition of a controlling interest in an artist management business with locations in the United States and Canada and controlling interests in festival and concert promoters located in the United Kingdom and the United States.
Included in the prior year acquisitions amounts above are definitive-lived intangible assets primarily associated with the acquisition of a controlling interest in a festival promoter located in the United States.

The 2016 additions to definite-lived intangible assets from acquisitions have weighted-average lives as follows:

Weighted- Average Life (years)
Revenue-generating contracts	7
Client/vendor relationships	5
Trademarks and naming rights	5
Technology	5
All categories	6
Amortization of definite-lived intangible assets for the three months ended June 30, 2016 and 2015 was $45.4 million and $43.5 million, respectively, and for the six months ended June 30, 2016 and 2015 was $85.2 million and $76.1 million, respectively. Amortization related to nonrecoupable ticketing contract advances for the three months ended June 30, 2016 and 2015 was $15.0 million and $13.2 million, respectively, and for the six months ended June 30, 2016 and 2015 was $36.5 million and $32.8 million, respectively.
The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets that exist at June 30, 2016:

(in thousands)
July 1 - December 31, 2016	$95,596
2017	$164,773
2018	$142,238
2019	$118,143
2020	$102,921
As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization may vary. Therefore, the expense to date is not necessarily indicative of the expense expected for the full year.
Goodwill
The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the six months ended June 30, 2016:

	Concerts	Sponsorship & Advertising	Ticketing	Artist Nation	Total
	(in thousands)
Balance as of December 31, 2015:
Goodwill	$602,771	$332,081	$733,825	$340,501	$2,009,178
Accumulated impairment losses	(386,915)	—	—	(17,948)	(404,863)
Net	215,856	332,081	733,825	322,553	1,604,315

Acquisitions—current year	30,990	25,855	3,638	17,873	78,356
Acquisitions—prior year	(19,171)	18,581	—	449	(141)
Dispositions	—	—	—	(323)	(323)
Foreign exchange	(15,542)	3,145	1,232	(366)	(11,531)

Balance as of June 30, 2016:
Goodwill	599,048	379,662	738,695	358,134	2,075,539
Accumulated impairment losses	(386,915)	—	—	(17,948)	(404,863)
Net	$212,133	$379,662	$738,695	$340,186	$1,670,676

Included in the current year acquisitions amounts above is goodwill primarily associated with the acquisition of controlling interests in festival and concert promoters located in the United Kingdom and the United States, an artist management business with locations in the United States and Canada and a digital content company located in the United States.
Included in the prior year acquisitions amounts above are net reductions in goodwill resulting from changes in purchase price allocations of prior year acquisitions primarily related to the acquisition of a controlling interest in a festival promoter located in the United States and a venue management business in New Zealand.
The Company is in various stages of finalizing its acquisition accounting for recent acquisitions, which include the use of external valuation consultants, and the completion of this accounting could result in a change to the associated purchase price allocations, including goodwill and its allocation between segments.
Investments in Nonconsolidated Affiliates
The Company has investments in various affiliates that are not consolidated and are accounted for under the equity method of accounting. The Company records its investments in these entities on the balance sheets as investments in nonconsolidated affiliates reported as part of other long-term assets. The Company’s interests in these businesses are recorded in the consolidated statements of operations as equity in losses (earnings) of nonconsolidated affiliates. For the six months ended June 30, 2016, the Company’s investment in Venta de Boletos por Computadora S.A. de C.V., a 33% owned ticketing distribution services company, and Vice Nation, LLC, a 60% owned digital content company, are considered significant on an individual basis.
Summarized unaudited income statement information for the Company’s nonconsolidated affiliates noted above is as follows (at 100%):

	June 30,
	2016	2015
	(in thousands)
Revenue	$24,608	$25,273
Operating income	$8,143	$10,540
Net income	$4,915	$6,968
Net income attributable to the common stockholders of the equity investees	$4,878	$6,856
NOTE 3—FAIR VALUE MEASUREMENTS
The Company’s outstanding debt held by third-party financial institutions is carried at cost, adjusted for any premium, discounts or debt issuance costs. The Company’s debt is not publicly traded and the carrying amounts typically approximate fair value for debt that accrues interest at a variable rate, which are considered to be Level 2 inputs as defined in the FASB guidance. The estimated fair values of the Company’s 7% senior notes, 5.375% senior notes and 2.5% convertible senior notes were $443.1 million, $253.8 million and $285.3 million, respectively, at June 30, 2016. The estimated fair values of the 7% senior notes, 5.375% senior notes and 2.5% convertible senior notes were $443.1 million, $249.4 million and $280.2 million, respectively, at December 31, 2015. The estimated fair value of the Company’s third-party fixed-rate debt is based on quoted market prices in active markets for the same or similar debt, which are considered to be Level 2 inputs. The Company had fixed-rate debt held by noncontrolling interest partners with a face value of $36.3 million and $32.9 million at June 30, 2016 and December 31, 2015, respectively. The Company is unable to determine the fair value of this debt.
NOTE 4—COMMITMENTS AND CONTINGENT LIABILITIES
Ticketing Fees Consumer Class Action Litigation
On March 18, 2016, all appeals relating to a settlement agreement reached by the plaintiffs and Ticketmaster in respect of a ticketing fees consumer class action litigation matter originally filed in October 2003 against Ticketmaster were dismissed, thus resolving this matter and allowing the implementation of the terms of the settlement. On March 30, 2016, the Company funded a portion of the settlement primarily related to the plaintiffs’ attorney fees. Ticketmaster and its parent, Live Nation, have not acknowledged any violations of law or liability in connection with the matter.
As of June 30, 2016, the Company had accrued $16.6 million, its best estimate of the probable remaining costs associated with the settlement referred to above, which was recorded in prior years. The calculation of this liability is based in part upon an estimated redemption rate. Any difference between the Company’s estimated redemption rate and the actual redemption rate it experiences will impact the final settlement amount; however, the Company does not expect this difference to be material.

NOTE 5—EQUITY
The following table shows the reconciliation of the carrying amount of stockholders’ equity attributable to Live Nation, equity attributable to noncontrolling interests, total equity and also redeemable noncontrolling interests for the six months ended June 30, 2016:

	Live Nation Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands)			(in thousands)
Balance at December 31, 2015	$1,236,953	$209,966	$1,446,919	$263,715
Non-cash compensation expense	17,144	—	17,144	—
Common stock issued under stock plans, net of shares withheld for employee taxes	(3,606)	—	(3,606)	—
Exercise of stock options	743	—	743	—
Acquisitions	—	39,963	39,963	26,183
Divestitures	—	(1,856)	(1,856)	—
Purchases of noncontrolling interests	(6,575)	(7,664)	(14,239)	(563)
Redeemable noncontrolling interests fair value adjustments	(24,628)	—	(24,628)	24,628
Cash distributions	—	(12,914)	(12,914)	(9,297)
Other	—	608	608	(262)
Comprehensive loss:
Net loss	(6,777)	(828)	(7,605)	(11,888)
Foreign currency translation adjustments	(24,747)	—	(24,747)	—
Balance at June 30, 2016	$1,188,507	$227,275	$1,415,782	$292,516

Accumulated Other Comprehensive Loss
The following table presents changes in the components of AOCI, net of taxes, for the six months ended June 30, 2016:

	Defined Benefit Pension Items	Foreign Currency Items	Total
	(in thousands)
Balance at December 31, 2015	$(358)	$(111,299)	$(111,657)
Other comprehensive loss before reclassifications	—	(24,747)	(24,747)
Balance at June 30, 2016	$(358)	$(136,046)	$(136,404)

Earnings Per Share
The following table sets forth the computation of weighted average common shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average common shares—basic	201,896,009	200,767,811	201,796,075	200,463,314
Effect of dilutive securities:
Stock options, restricted stock and warrants	6,705,724	8,010,778	—	—
Weighted average common shares—diluted	208,601,733	208,778,589	201,796,075	200,463,314
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
The following table shows securities excluded from the calculation of diluted net income (loss) per common share because such securities are anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Options to purchase shares of common stock	5,384	3,075	17,313	16,657
Restricted stock awards—unvested	523	242	1,115	1,047
Conversion shares related to the convertible senior notes	7,930	7,930	7,930	7,930
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	13,837	11,247	26,358	25,634
NOTE 6—SEGMENT DATA
The Company’s reportable segments are Concerts, Sponsorship & Advertising, Ticketing and Artist Nation. The Concerts segment involves the promotion of live music events globally in the Company’s owned or operated venues and in rented third-party venues, the production of music festivals, the operation and management of music venues and the creation of associated content. The Sponsorship & Advertising segment manages the development of strategic sponsorship programs in addition to the sale of international, national and local sponsorships and placement of advertising such as signage, promotional programs, rich media offerings, including advertising associated with live streaming and music-related original content, and ads across the Company’s distribution network of venues, events and websites. The Ticketing segment involves the management of the Company’s global ticketing operations, including providing ticketing software and services to clients, ticket resale services and online access for customers relating to ticket and event information, and is responsible for the Company’s primary websites, www.livenation.com and www.ticketmaster.com. The Artist Nation segment provides management services to artists and other services including merchandise sales.
Revenue and expenses earned and charged between segments are eliminated in consolidation. The Company’s capital expenditures below include accruals and expenditures funded by outside parties such as landlords or replacements funded by insurance proceeds.
The Company manages its working capital on a consolidated basis. Accordingly, segment assets are not reported to, or used by, the Company’s management to allocate resources to or assess performance of the segments, and therefore, total segment assets have not been presented.
The following table presents the results of operations for the Company’s reportable segments for the three and six months ended June 30, 2016 and 2015:

	Concerts	Sponsorship & Advertising	Ticketing	Artist Nation	Other	Corporate	Eliminations	Consolidated
	(in thousands)
Three Months Ended June 30, 2016
Revenue	$1,597,756	$95,200	$443,348	$86,720	$1,506	$—	$(45,272)	$2,179,258
Direct operating expenses	1,350,297	15,687	235,546	48,875	—	—	(44,717)	1,605,688
Selling, general and administrative expenses	193,357	16,004	121,067	39,618	4,780	—	—	374,826
Depreciation and amortization	35,673	4,423	39,927	14,224	880	852	(555)	95,424
Loss (gain) on disposal of operating assets	(324)	—	31	(45)	—	59	—	(279)
Corporate expenses	—	—	—	—	—	29,440	—	29,440

	Concerts	Sponsorship & Advertising	Ticketing	Artist Nation	Other	Corporate	Eliminations	Consolidated
	(in thousands)
Operating income (loss)	$18,753	$59,086	$46,777	$(15,952)	$(4,154)	$(30,351)	$—	$74,159
Intersegment revenue	$43,070	$—	$—	$2,202	$—	$—	$(45,272)	$—
Three Months Ended June 30, 2015
Revenue	$1,268,382	$81,071	$360,197	$87,835	$791	$—	$(32,499)	$1,765,777
Direct operating expenses	1,075,507	10,717	171,045	53,806	—	—	(31,976)	1,279,099
Selling, general and administrative expenses	158,689	13,856	117,027	39,582	416	—	—	329,570
Depreciation and amortization	40,033	2,225	35,561	10,756	13	506	(523)	88,571
Loss (gain) on disposal of operating assets	(55)	—	(30)	—	—	9	—	(76)
Corporate expenses	—	—	—	—	—	26,368	—	26,368
Operating income (loss)	$(5,792)	$54,273	$36,594	$(16,309)	$362	$(26,883)	$—	$42,245
Intersegment revenue	$30,572	$—	$460	$1,467	$—	$—	$(32,499)	$—
Six Months Ended June 30, 2016
Revenue	$2,278,834	$152,836	$849,134	$161,785	$2,347	$—	$(57,962)	$3,386,974
Direct operating expenses	1,887,431	29,201	442,011	88,086	—	—	(56,838)	2,389,891
Selling, general and administrative expenses	354,997	29,873	239,329	80,458	7,383	—	—	712,040
Depreciation and amortization	67,120	9,329	85,676	26,704	900	1,774	(1,124)	190,379
Loss (gain) on disposal of operating assets	(358)	—	31	(45)	—	118	—	(254)
Corporate expenses	—	—	—	—	—	54,049	—	54,049
Operating income (loss)	$(30,356)	$84,433	$82,087	$(33,418)	$(5,936)	$(55,941)	$—	$40,869
Intersegment revenue	$54,517	$—	$—	$3,445	$—	$—	$(57,962)	$—
Capital expenditures	$29,958	$962	$40,892	$789	$460	$4,133	$—	$77,194

	Concerts	Sponsorship & Advertising	Ticketing	Artist Nation	Other	Corporate	Eliminations	Consolidated
	(in thousands)
Six Months Ended June 30, 2015
Revenue	$1,891,616	$133,168	$735,827	$165,780	$1,584	$—	$(41,886)	$2,886,089
Direct operating expenses	1,561,479	21,345	356,737	100,636	1,068	—	(40,877)	2,000,388
Selling, general and administrative expenses	309,113	26,950	229,587	76,802	1,250	—	—	643,702
Depreciation and amortization	69,214	4,213	78,857	20,791	24	1,022	(1,009)	173,112
Loss (gain) on disposal of operating assets	171	—	(179)	—	—	(29)	—	(37)
Corporate expenses	—	—	—	—	—	50,614	—	50,614
Operating income (loss)	$(48,361)	$80,660	$70,825	$(32,449)	$(758)	$(51,607)	$—	$18,310
Intersegment revenue	$39,311	$—	$460	$2,115	$—	$—	$(41,886)	$—
Capital expenditures	$18,867	$1,721	$42,117	$868	$—	$438	$—	$64,011

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
Executive Overview
In the second quarter of 2016, our total revenue increased by $413 million, or 23%, on a reported basis as compared to last year, or $436 million, a 25% increase, without the impact of changes in foreign exchange rates. The revenue increase was largely driven by growth in our Concerts segment due to the increase in the number of events and fans. Our three largest segments reported revenue growth in the quarter as a result of our highest second quarter Concerts attendance ever, record high ticket sales in our Ticketing business and growth of strategic deals in North America driving Sponsorship & Advertising. For the first six months of 2016, our total revenue grew $501 million, or 17%, on a reported basis as compared to last year, or $546 million, a 19% increase, without the impact of changes in foreign exchange rates. Our three largest segments also delivered revenue increases in the first half of the year, underscoring the continued success of our strategic initiatives and the underlying health of the live event and ticketing businesses. As the leading global live event and ticketing company, we believe that we are well-positioned to provide the best service to artists, teams, fans and venues and therefore drive growth across all our businesses and that by leveraging our leadership position in the entertainment industry to reach fans through the live concert experience, we will sell more tickets and grow our Sponsorship & Advertising segment revenue.
Our Concerts segment revenue for the quarter increased by $329 million, or 26%, on a reported basis as compared to last year, or $346 million, a 27% increase, without the impact of changes in foreign exchange rates. This increase was largely due to significant stadium activity in both North America and Europe with shows by artists including Beyoncé, Rihanna, Bruce Springsteen, and Coldplay. Our amphitheater business in North America also continues to grow as our year-over-year fans increased by 17% to almost 4.5 million in the quarter with show count up 18%. There was a 12% increase in our ancillary revenue per fan in the quarter which was driven by various food and beverage initiatives at our venues including “Grab and Go” options, focused wine programs, and pre-show ordering. Attendance at our festivals was relatively flat in the quarter, largely due to the shift of some of our biggest events, such as the Rock Werchter festival in Belgium, from the second quarter in 2015 to the third quarter in 2016. However, our Electric Daisy Carnival festival in Las Vegas had its best year in terms of both revenue and attendance and is now our biggest festival worldwide. Overall, attendance at our shows increased by 22% in the second quarter of 2016 as compared to last year. Our Concerts segment operating results for the quarter exceeded last year and this was again largely driven by the high volume of stadium and amphitheater activity.
For the first six months, our Concerts segment was the largest contributor to our overall revenue growth, with an increase of $387 million, or 20%, on a reported basis as compared to last year, or $418 million, a 22% increase, without the impact of changes in foreign exchange rates. As in the second quarter, this higher revenue was largely due to an increase in the number of stadium shows in North America and Europe as well as a 16% growth in attendance in our amphitheaters. Year-to-date, there has been a 16% increase in the overall number of fans attending our shows as compared to 2015. Operating income for the first six months of the year was up due to the higher number of shows in stadiums and amphitheaters. Internationally, we launched our Concerts business in Germany, adding half a million fans through the end of the second quarter. We will continue to look for expansion opportunities, both domestically and internationally, as well as ways to market our events more effectively, in order to continue to expand our fan base and geographic reach and to sell more tickets and advertising.
Our Sponsorship & Advertising segment revenue for the quarter was up $14 million, or 17%, on a reported basis as compared to last year, or $15 million, a 19% increase, without the impact of changes in foreign exchange rates. Higher revenue resulted from new clients, growth in our online business and increased festival sponsorships, which also improved our operating income. For the first six months, Sponsorship & Advertising revenue was up $20 million, or 15%, on a reported basis as compared to last year, or $22 million, a 17% increase, without the impact of changes in foreign exchange rates which also drove improved operating income. Our focus on expanding our amphitheater and festival products in North America as well as adding new sales categories has contributed to this growth. We believe that our extensive on-site and online reach, global venue distribution network, artist relationships and ticketing operations are the key to securing long-term sponsorship agreements with major brands, and we plan to expand these assets while extending further into new markets internationally.
Our Ticketing segment revenue for the second quarter increased by $83 million, or 23%, on a reported basis as compared to last year, or $87 million, a 24% increase, without the impact of changes in foreign exchange rates. This increase was due to a 9% growth in primary ticket sales as well as a 49% increase in gross transaction value, or GTV, from our resale ticketing business globally driven by both concerts and arts tickets. We delivered historically high revenue and ticket sales globally for our Ticketing segment in the quarter, driven by high demand for concert tickets and continued positive fan response to our integrated ticketing platform of primary and resale tickets which drove higher operating results for the quarter.
For the first six months, Ticketing revenue was up $113 million, or 15%, on a reported basis as compared to last year, or $124 million, a 17% increase, without the impact of changes in foreign exchange rates driven by both higher primary ticket sales and our expanding resale business which also led to increased operating results. In our primary business, we have sold 81 million tickets worldwide for the first six months, an 8% increase over last year. Resale GTV grew by 45% in the same period, with increases in both our North America and Europe sales. In the first half of the year, we made several improvements to our apps which drove a 39% increase in app installs. We also continued to see growth in our mobile ticket sales with an increase of 37% in the first six months of the year and they now represent more than a quarter of our total ticket sales. In our resale ticketing business, both our North America and international GTV grew by over 40% in the first six months of the year as the number of events activated on our TM+ product increased by over 20% and we launched our secondary business in Sweden. Internationally, we have seen strong growth in ticket sales in Germany as a result of the launch of our concert promotion business in that country. We will continue to implement new features to drive further expansion of mobile ticket transactions and invest in initiatives aimed at improving the ticket search, purchase and transfer process which we expect will attract more ticket buyers and enhance the overall fan and venue client experience.
Our Artist Nation segment revenue for the second quarter decreased $1 million, or 1%, on a reported basis as compared to last year as a result of changes in foreign exchange rates partially offset by higher merchandise sales. For the first six months of the year, Artist Nation revenue was down $4 million, or 2%, on a reported basis as compared to last year with changes in timing of management clients’ activity and events. On a year-to-date basis, Artist Nation’s operating results were down primarily due to increased amortization expense in the period from acquisitions. Our Artist Nation segment is focused on managing its existing clients as well as developing new relationships with top artists and extending the various services it provides to its clients.
We continue to be optimistic about the long-term potential of our company and are focused on the key elements of our business model - expand our concert platform, drive conversion of ticket sales through social and mobile channels, sell more tickets for our Ticketmaster clients, deliver to our fans a fully integrated offering of primary and secondary tickets together, grow our sponsorship and online revenue, drive cost efficiencies and continue to align our artist management group with our other core businesses.
Our History
We were incorporated in Delaware on August 2, 2005 in preparation for the contribution and transfer by Clear Channel Communications, Inc. of substantially all of its entertainment assets and liabilities to us. We completed the separation on December 21, 2005, and became a publicly traded company on the New York Stock Exchange trading under the symbol “LYV.”
On January 25, 2010, we merged with Ticketmaster Entertainment LLC and it became a wholly-owned subsidiary of Live Nation. Effective with the merger, Live Nation, Inc. changed its name to Live Nation Entertainment, Inc.

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
Sponsorship & Advertising
Our Sponsorship & Advertising segment employs a sales force that creates and maintains relationships with sponsors through a combination of strategic, international, national and local opportunities that allow businesses to reach customers through our concerts, venue, artist relationship and ticketing assets, including advertising on our websites. We drive increased advertising scale to further monetize our concerts platform through rich media offerings including advertising associated with live streaming and music-related original content. We work with our corporate clients to help create marketing programs that drive their business goals and connect their brands directly with fans and artists. We also develop, book and produce custom events or programs for our clients’ specific brands which are typically experienced exclusively by the clients’ consumers. These custom events can involve live music events with talent and media, using both online and traditional outlets. We typically experience higher revenue in the second and third quarters, as a large portion of sponsorships are associated with shows at our outdoor amphitheaters and festivals, which primarily occur from May through October.
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
Key Operating Metrics

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Concerts (1)
Estimated events:
North America	4,441	4,382	7,896	7,819
International	2,236	1,961	4,655	3,668
Total estimated events	6,677	6,343	12,551	11,487
Estimated fans (rounded):
North America	12,101,000	10,754,000	16,962,000	16,221,000
International	6,878,000	4,740,000	11,013,000	7,893,000
Total estimated fans	18,979,000	15,494,000	27,975,000	24,114,000
Ticketing (2)
Number of tickets sold (in thousands)	40,220	36,788	80,911	74,733
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

(2)
The number of tickets sold includes primary tickets only. This metric includes tickets sold during the period regardless of event timing except for our own events where our concert promoters control ticketing which are reported as the events occur. The total number of tickets sold reported above for the three months ended June 30, 2016 and 2015 excludes approximately 61 million and 61 million, respectively, and for the six months ended June 30, 2016 and 2015 excludes approximately 136 million and 133 million, respectively, of tickets sold using our Ticketmaster systems, through season seat packages and our venue clients’ box offices, for which we do not receive a fee.

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

The following table sets forth the reconciliation of adjusted operating income (loss) to operating income (loss):

	Adjusted operating income (loss)	Stock- based compensation expense	Loss (gain) on disposal of operating assets	Depreciation and amortization	Acquisition expenses	Operating income (loss)
	(in thousands)
Three Months Ended June 30, 2016
Concerts	$60,183	$1,885	$(324)	$35,673	$4,196	$18,753
Sponsorship & Advertising	63,812	303	—	4,423	—	59,086
Ticketing	87,545	619	31	39,927	191	46,777
Artist Nation	(1,760)	995	(45)	14,224	(982)	(15,952)
Other and Eliminations	(3,635)	12	—	325	182	(4,154)
Corporate	(25,090)	4,407	59	852	(57)	(30,351)
Total	$181,055	$8,221	$(279)	$95,424	$3,530	$74,159
Three Months Ended June 30, 2015
Concerts	$37,285	$1,758	$(55)	$40,033	$1,341	$(5,792)
Sponsorship & Advertising	56,900	402	—	2,225	—	54,273
Ticketing	73,215	642	(30)	35,561	448	36,594
Artist Nation	(3,223)	1,226	—	10,756	1,104	(16,309)
Other and Eliminations	(148)	—	—	(510)	—	362
Corporate	(22,305)	4,037	9	506	26	(26,883)
Total	$141,724	$8,065	$(76)	$88,571	$2,919	$42,245
Six Months Ended June 30, 2016
Concerts	$46,921	$3,741	$(358)	$67,120	$6,774	$(30,356)
Sponsorship & Advertising	94,452	690	—	9,329	—	84,433
Ticketing	169,597	1,583	31	85,676	220	82,087
Artist Nation	(5,477)	2,202	(45)	26,704	(920)	(33,418)
Other and Eliminations	(5,966)	12	—	(224)	182	(5,936)
Corporate	(45,087)	8,916	118	1,774	46	(55,941)
Total	$254,440	$17,144	$(254)	$190,379	$6,302	$40,869
Six Months Ended June 30, 2015
Concerts	$25,637	$3,838	$171	$69,214	$775	$(48,361)
Sponsorship & Advertising	85,742	869	—	4,213	—	80,660
Ticketing	151,603	1,505	(179)	78,857	595	70,825
Artist Nation	(7,990)	2,558	—	20,791	1,110	(32,449)
Other and Eliminations	(1,743)	—	—	(985)	—	(758)
Corporate	(41,910)	8,792	(29)	1,022	(88)	(51,607)
Total	$211,339	$17,562	$(37)	$173,112	$2,392	$18,310

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

Segment Operating Results
Concerts
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2016	2015		2016	2015
	(in thousands)			(in thousands)
Revenue	$1,597,756	$1,268,382	26%	$2,278,834	$1,891,616	20%
Direct operating expenses	1,350,297	1,075,507	26%	1,887,431	1,561,479	21%
Selling, general and administrative expenses	193,357	158,689	22%	354,997	309,113	15%
Depreciation and amortization	35,673	40,033	(11)%	67,120	69,214	(3)%
Loss (gain) on disposal of operating assets	(324)	(55)	*	(358)	171	*
Operating income (loss)	$18,753	$(5,792)	*	$(30,356)	$(48,361)	37%
Operating margin	1.2%	(0.5)%		(1.3)%	(2.6)%
AOI**	$60,183	$37,285	61%	$46,921	$25,637	83%
AOI margin	3.8%	2.9%		2.1%	1.4%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for definition and reconciliation of AOI.
Three Months
Revenue
Concerts revenue increased $329.4 million during the three months ended June 30, 2016 as compared to the same period of the prior year. Excluding the decrease of $16.4 million related to currency impacts, revenue increased $345.8 million, or 27%, on a constant currency basis, primarily due to more worldwide stadium shows and North America amphitheater shows, along with higher average ticket prices and average attendance at these events. Concerts had incremental revenue of $85.0 million from the acquisitions of various festival and concert promotion businesses. These increases were partially offset by reduced festival activity primarily driven by lower attendance at certain North America festivals and the timing of certain festivals in Europe.
Operating results
The increase in Concerts operating income for the three months ended June 30, 2016 was primarily driven by strong stadium and North America amphitheater results partially offset by reduced festival activity, higher compensation costs associated with annual salary increases and timing of incentive compensation in association with the increased operating results, and loss of certain rent credits received in 2015.
Six Months
Revenue
Concerts revenue increased $387.2 million during the six months ended June 30, 2016 as compared to the same period of the prior year. Excluding the decrease of $30.7 million related to currency impacts, revenue increased $417.9 million, or 22%, on a constant currency basis, primarily due to more stadium shows along with higher average ticket prices and average attendance at these events, more shows and higher average ticket prices in our North America amphitheaters and theaters and clubs, higher average attendance in international arenas and incremental revenue of $97.9 million from the acquisitions of various festival and concert promotion businesses. These increases were partially offset by fewer shows and lower average ticket prices in our North America arena events and reduced festival activity driven by lower attendance at certain North America festivals and the timing of certain festivals in Europe.

Operating results
The decreased operating loss for Concerts for the six months ended June 30, 2016 was primarily driven by strong stadium and North America amphitheater results partially offset by higher compensation costs associated with annual salary increases and timing of incentive compensation in association with the increased operating results, and loss of certain rent credits received in 2015.
Sponsorship & Advertising
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2016	2015		2016	2015
	(in thousands)			(in thousands)
Revenue	$95,200	$81,071	17%	$152,836	$133,168	15%
Direct operating expenses	15,687	10,717	46%	29,201	21,345	37%
Selling, general and administrative expenses	16,004	13,856	16%	29,873	26,950	11%
Depreciation and amortization	4,423	2,225	99%	9,329	4,213	*
Operating income	$59,086	$54,273	9%	$84,433	$80,660	5%
Operating margin	62.1%	66.9%		55.2%	60.6%
AOI**	$63,812	$56,900	12%	$94,452	$85,742	10%
AOI margin	67.0%	70.2%		61.8%	64.4%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for definition and reconciliation of AOI.
Three Months
Revenue
Sponsorship & Advertising revenue increased $14.1 million during the three months ended June 30, 2016 as compared to the same period of the prior year. Excluding the decrease of $1.3 million related to currency impacts, revenue increased $15.4 million, or 19%, on a constant currency basis, primarily due to new sponsorship programs and higher online advertising in North America, and incremental revenue of $5.6 million from the acquisitions of various festival and concert promotion businesses.
Operating results
The increase in Sponsorship & Advertising operating income for the three months ended June 30, 2016 was primarily driven by increased North America sponsorship revenue partially offset by higher fulfillment costs on certain sponsorship agreements and incremental amortization of $2.1 million from the acquisitions noted above.
Six Months
Revenue
Sponsorship & Advertising revenue increased $19.7 million during the six months ended June 30, 2016 as compared to the same period of the prior year. Excluding the decrease of $2.4 million related to currency impacts, revenue increased $22.1 million, or 17%, on a constant currency basis, primarily due to new sponsorship programs in North America and Australia, and incremental revenue of $5.7 million from the acquisitions of various festival and concert promotion businesses.
Operating results
The increase in Sponsorship & Advertising operating income for the six months ended June 30, 2016 was primarily driven by higher North America and Australia sponsorship revenue partially offset by higher fulfillment costs on certain sponsorship agreements and incremental amortization of $5.2 million from the acquisitions noted above.

Ticketing
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2016	2015		2016	2015
	(in thousands)			(in thousands)
Revenue	$443,348	$360,197	23%	$849,134	$735,827	15%
Direct operating expenses	235,546	171,045	38%	442,011	356,737	24%
Selling, general and administrative expenses	121,067	117,027	3%	239,329	229,587	4%
Depreciation and amortization	39,927	35,561	12%	85,676	78,857	9%
Loss (gain) on disposal of operating assets	31	(30)	*	31	(179)	*
Operating income	$46,777	$36,594	28%	$82,087	$70,825	16%
Operating margin	10.6%	10.2%		9.7%	9.6%
AOI**	$87,545	$73,215	20%	$169,597	$151,603	12%
AOI margin	19.7%	20.3%		20.0%	20.6%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for definition and reconciliation of AOI.
Three Months
Revenue
Ticketing revenue increased $83.2 million during the three months ended June 30, 2016 as compared to the same period of the prior year. Excluding the decrease of $3.7 million related to currency impacts, revenue increased $86.9 million, or 24%, on a constant currency basis, primarily due to increased North America primary ticket sales and fees driven by concert ticket sales along with higher North America resale ticket volume for professional sports, concerts and theatrical events.
Operating results
The increase in Ticketing operating income for the three months ended June 30, 2016 was primarily due to increased operating results from North America primary and resale ticket sales, net of the impact of royalty costs and other fees.
Six Months
Revenue
Ticketing revenue increased $113.3 million during the six months ended June 30, 2016 as compared to the same period of the prior year. Excluding the decrease of $10.3 million related to currency impacts, revenue increased $123.6 million, or 17%, on a constant currency basis, primarily due to increased primary ticket volume and fees worldwide along with higher resale ticket volume driven by professional sports, concerts and theatrical events in North America.
Operating results
The increase in Ticketing operating income for the six months ended June 30, 2016 was primarily due to increased operating results from resale and primary ticket sales, net of the impact of royalty costs and other fees.

Artist Nation
Our Artist Nation segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2016	2015		2016	2015
	(in thousands)			(in thousands)
Revenue	$86,720	$87,835	(1)%	$161,785	$165,780	(2)%
Direct operating expenses	48,875	53,806	(9)%	88,086	100,636	(12)%
Selling, general and administrative expenses	39,618	39,582	*	80,458	76,802	5%
Depreciation and amortization	14,224	10,756	32%	26,704	20,791	28%
Gain on disposal of operating assets	(45)	—	*	(45)	—	*
Operating loss	$(15,952)	$(16,309)	2%	$(33,418)	$(32,449)	(3)%
Operating margin	(18.4)%	(18.6)%		(20.7)%	(19.6)%
AOI**	$(1,760)	$(3,223)	45%	$(5,477)	$(7,990)	31%
AOI margin	(2.0)%	(3.7)%		(3.4)%	(4.8)%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for definition and reconciliation of AOI.
Three Months
Revenue
Artist Nation revenue decreased $1.1 million during the three months ended June 30, 2016 as compared to the same period of the prior year. Excluding the decrease of $1.5 million related to currency impacts, revenue increased $0.4 million, on a constant currency basis, primarily due to increased merchandise sales partially offset by lower commissions in the management business driven by the timing of artists events.
Operating results
The decrease in operating loss for Artist Nation for the three months ended June 30, 2016 was primarily driven by improved merchandise results and lower direct operating expenses incurred in the management business associated with the timing of certain events partially offset by incremental depreciation and amortization of $2.0 million from the acquisitions of various artist management businesses.
Six Months
Revenue
Artist Nation revenue decreased $4.0 million during the six months ended June 30, 2016 as compared to the same period of the prior year. Excluding the decrease of $1.8 million related to currency impacts, revenue decreased $2.2 million, or 1%, primarily due to lower commissions in the management business driven by the timing of artists events partially offset by higher merchandise sales.
Operating results
The increased operating loss for Artist Nation for the six months ended June 30, 2016 was primarily driven by higher compensation costs and increased amortization expense partially offset by lower costs related to the timing of certain events in the management business.

Consolidated Results of Operations
Three Months

	Three Months Ended June 30,				% Change
	2016			2015
	As Reported	Currency Impacts	Constant Currency**	As Reported	As Reported	Constant Currency
	(in thousands)
Revenue	$2,179,258	$22,879	$2,202,137	$1,765,777	23%	25%
Operating expenses:
Direct operating expenses	1,605,688	17,681	1,623,369	1,279,099	26%	27%
Selling, general and administrative expenses	374,826	3,032	377,858	329,570	14%	15%
Depreciation and amortization	95,424	1,128	96,552	88,571	8%	9%
Gain on disposal of operating assets	(279)	11	(268)	(76)	*	*
Corporate expenses	29,440	(1)	29,439	26,368	12%	12%
Operating income	74,159	$1,028	$75,187	42,245	76%	78%
Operating margin	3.4%		3.4%	2.4%
Interest expense	25,284			25,650
Interest income	(650)			(394)
Equity in losses of nonconsolidated affiliates	305			367
Other expense (income), net	7,353			(8,500)
Income before income taxes	41,867			25,122
Income tax expense	5,406			4,910
Net income	36,461			20,212
Net income (loss) attributable to noncontrolling interests	(1,280)			5,156
Net income attributable to common stockholders of Live Nation	$37,741			$15,056
________

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for definition of constant currency.
Other expense (income), net
Other expense (income), net includes the impact of net foreign exchange rate losses of $6.6 million and net foreign exchange rate gains of $0.3 million for the three months ended June 30, 2016 and 2015, respectively, primarily from revaluation of certain foreign currency denominated net assets held internationally. The 2015 period includes gains of $10.0 million recorded in connection with the consolidation of a festival promotion business and a ticketing company that were previously accounted for as equity investments.

Six Months

	Six Months Ended June 30,				% Change
	2016			2015
	As Reported	Currency Impacts	Constant Currency**	As Reported	As Reported	Constant Currency
	(in thousands)
Revenue	$3,386,974	$45,380	$3,432,354	$2,886,089	17%	19%
Operating expenses:
Direct operating expenses	2,389,891	33,755	2,423,646	2,000,388	19%	21%
Selling, general and administrative expenses	712,040	8,565	720,605	643,702	11%	12%
Depreciation and amortization	190,379	2,587	192,966	173,112	10%	11%
Gain on disposal of operating assets	(254)	9	(245)	(37)	*	*
Corporate expenses	54,049	15	54,064	50,614	7%	7%
Operating income	40,869	$449	$41,318	18,310	*	*
Operating margin	1.2%		1.2%	0.6%
Interest expense	50,716			51,013
Interest income	(1,206)			(1,959)
Equity in earnings of nonconsolidated affiliates	(287)			(2,613)
Other expense (income), net	(1,194)			12,528
Loss before income taxes	(7,160)			(40,659)
Income tax expense	12,333			5,655
Net loss	(19,493)			(46,314)
Net loss attributable to noncontrolling interests	(12,716)			(3,091)
Net loss attributable to common stockholders of Live Nation	$(6,777)			$(43,223)

The following table summarizes the components of depreciation and amortization in each respective period:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2016	2015		2016	2015
Depreciation	$34,413	$31,571	9%	$67,482	$63,705	6%
Amortization of intangibles	45,428	43,531	4%	85,165	76,130	12%
Amortization of nonrecoupable ticketing contract advances ***	15,042	13,219	14%	36,481	32,777	11%
Amortization of other assets	541	250	*	1,251	500	*
	$95,424	$88,571		$190,379	$173,112
___________

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for definition of constant currency.
***
In accounting for the merger between Live Nation and Ticketmaster Entertainment LLC in January 2010, the nonrecoupable ticketing contract advances that existed at the date of the merger were written off in acquisition accounting in accordance with GAAP. Had we continued amortizing the net book value of these nonrecoupable ticketing contract advances, the amortization above would have been $0.3 million and $0.5 million higher for the three months ended June 30, 2016 and 2015, respectively, and $0.7 million and $1.0 million higher for the six months ended June 30, 2016 and 2015, respectively.

Other expense (income), net
Other expense (income), net includes the impact of net foreign exchange rate gains of $1.2 million and net foreign exchange rate losses of $20.5 million for the six months ended June 30, 2016 and 2015, respectively, primarily from revaluation of certain foreign currency denominated net assets held internationally. The 2015 period includes gains of $10.0 million recorded in connection with the consolidation of a festival promotion business and a ticketing company that were previously accounted for as equity investments.
Income tax expense
Income tax expense increased $6.7 million during the six months ended June 30, 2016 as compared to the same period of the prior year primarily due to higher pretax earnings in 2016 from entities with projected earnings for the year.
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
Our balance sheet reflects cash and cash equivalents of $1.5 billion at June 30, 2016 and $1.3 billion at December 31, 2015. Included in the June 30, 2016 and December 31, 2015 cash and cash equivalents balances are $605.7 million and $549.0 million, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges that we refer to as client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to clients on a regular basis. Our foreign subsidiaries held approximately $628.6 million in cash and cash equivalents, excluding client cash, at June 30, 2016. We generally do not intend to repatriate these funds, but if we did, we would need to accrue and pay United States federal and state income taxes on any future repatriations, net of applicable foreign tax credits. We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is 90 days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects total net debt of $2.0 billion at each of June 30, 2016 and December 31, 2015. Our weighted-average cost of debt, excluding unamortized debt discounts and debt issuance costs and including the debt premium on our term loans and notes, was 4.3% at June 30, 2016.
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
Sources of Cash
Senior Secured Credit Facility
At June 30, 2016, our senior secured credit facility consists of (i) a $115 million term loan A, (ii) a $950 million term loan B and (iii) a $335 million revolving credit facility. In addition, subject to certain conditions, we have the right to increase such facilities by at least $450 million or a greater amount so long as the senior secured leverage ratio calculated on a pro-forma basis (as defined in the credit agreement) is no greater than 3.25x. The revolving credit facility provides for borrowings up to the amount of the facility with sublimits of up to (i) $150 million to be available for the issuance of letters of credit, (ii) $50 million to be available for swingline loans, (iii) $150 million to be available for borrowings in Euros or British Pounds and (iv) $50 million to be available for borrowings in one or more other approved currencies. The senior secured credit facility is secured by (i) a first priority lien on substantially all of our tangible and intangible personal property of the domestic subsidiaries that are guarantors and (ii) a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of our direct and indirect domestic subsidiaries and 65% of each class of capital stock of any first-tier foreign subsidiaries.
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
During the six months ended June 30, 2016, we made principal payments totaling $10.5 million on these term loans. At June 30, 2016, the outstanding balances on these term loans, excluding discounts and debt issuance costs, were $1.0 billion. There were no borrowings under the revolving credit facility as of June 30, 2016. Based on our letters of credit of $76.8 million, $258.2 million was available for future borrowings as of that same date.
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
As of June 30, 2016, we believe we were in compliance with all of our debt covenants. We expect to remain in compliance with all of our debt covenants throughout 2016.
Uses of Cash
Acquisitions
When we make acquisitions, the acquired entity may have cash at the time of acquisition. All amounts related to the use of cash for acquisitions discussed in this section are presented net of any cash acquired. During the six months ended June 30, 2016, we used $122.3 million of cash primarily for the acquisition of a concert promoter located in Germany and the acquisition of controlling interests in festival and concert promoters located in the United Kingdom and the United States and an artist management business with locations in the United States and Canada. As of the date of acquisition, the acquired businesses had a total of $8.7 million of cash on their balance sheets, primarily related to deferred revenue for future events.
During the six months ended June 30, 2015, we used $69.2 million of cash primarily for the acquisitions of controlling interests in festival promoters located in the United States and Sweden and the acquisition of a ticketing business located in the United States. As of the date of acquisition, these businesses had a total of $91.8 million of cash on their balance sheets, primarily related to deferred revenue for future events.
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
Our capital expenditures, including accruals but excluding expenditures funded by outside parties such as landlords or replacements funded by insurance proceeds, consisted of the following:

	Six Months Ended June 30,
	2016	2015 (1)
	(in thousands)
Maintenance capital expenditures	$37,600	$30,248
Revenue generating capital expenditures	39,552	33,350
Total capital expenditures	$77,152	$63,598
___________
(1) Approximately $2.1 million has been reclassified from maintenance to revenue generating capital expenditures from amounts previously reported in 2015. The total capital expenditures are unchanged.
Maintenance capital expenditures during the first six months of 2016 increased from the same period of the prior year primarily associated with technology enhancements.
Revenue generating capital expenditures during the first six months of 2016 increased from the same period of the prior year primarily associated with the timing and amount of venue-related projects.

We currently expect capital expenditures to be between approximately $175 million and $180 million for the full year 2016.
Cash Flows

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Cash provided by (used in):
Operating activities	$510,975	$362,476
Investing activities	$(219,410)	$(163,941)
Financing activities	$(69,094)	$(32,362)
Operating Activities
Cash provided by operating activities increased $148.5 million for the six months ended June 30, 2016 as compared to the same period of the prior year primarily from net changes in the event-related operating accounts, which are dependent on the timing of ticket sales and advances to artists. During the first six months of 2016, we received more cash for future events, increasing deferred revenue, and made lower payments for event-related expenses, partially offset by higher advances to artists for future events and a larger increase in accounts receivable as compared to the same period of the prior year.
Investing Activities
Cash used in investing activities increased $55.5 million for the six months ended June 30, 2016 as compared to the same period of the prior year primarily due to higher acquisition activity and higher payments for purchases of property, plant, and equipment. See “—Uses of Cash” above for further discussion.
Financing Activities
Cash used in financing activities increased $36.7 million for the six months ended June 30, 2016 as compared to the same period of the prior year primarily as a result of higher purchases of noncontrolling interests and distributions to noncontrolling interest partners and lower proceeds from the exercise of stock options.
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
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. Our foreign subsidiaries also carry certain net assets or liabilities that are denominated in a currency other than that subsidiary’s functional currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported operating income of $33.2 million for the six months ended June 30, 2016. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the six months ended June 30, 2016 by $3.3 million. As of June 30, 2016, our primary foreign exchange exposure included the Euro, British Pound, Australian Dollar and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities. In addition, the reported carrying value of our assets and liabilities, including the total cash and cash equivalents held by our foreign operations, will also be affected by changes in foreign currency exchange rates.
We primarily use forward currency contracts, in addition to options, to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. We also may enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At June 30, 2016, we had forward currency contracts and options outstanding with a notional amount of $83.6 million.
Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $2.1 billion of total debt, excluding debt discounts, issuance costs and premium, outstanding as of June 30, 2016. Of the total amount, taking into consideration existing interest rate hedges, we had $1.0 billion of fixed-rate debt and $1.1 billion of floating-rate debt.
Based on the amount of our floating-rate debt as of June 30, 2016, each 25-basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $2.7 million when the floor rate is not applicable. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of June 30, 2016 with no subsequent change in rates for the remainder of the period.
We have one interest rate cap agreement with an aggregate notional amount of $7.4 million at June 30, 2016. The interest rate cap agreement ensures that a portion of our floating-rate debt does not exceed 4.25% and expires in June 2018. This agreement has not been designated as a hedging instrument. Therefore, any change in fair value is recorded in earnings during the period of change.
Ratio of Earnings to Fixed Charges
The ratio of earnings to fixed charges is as follows:

Six months ended June 30,		Year Ended December 31,
2016	2015	2015	2014	2013	2012
*	*	1.03	*	*	*

*
For the six months ended June 30, 2016 and 2015, fixed charges exceeded earnings before income taxes and fixed charges by $7.4 million and $43.3 million, respectively. For the years ended December 31, 2014, 2013 and 2012, fixed charges exceeded earnings before income taxes and fixed charges by $104.0 million, $6.0 million and $142.1 million.

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
Recent Accounting Pronouncements
Recently Adopted Pronouncements
In April 2015, the FASB amended its guidance on internal-use software providing clarification to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. We adopted this guidance prospectively on January 1, 2016 and it did not have a material effect on our financial position or results of operations.
In March 2016, the FASB issued guidance that simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies, as well as classification in the statement of cash flows. We adopted this guidance effective January 1, 2016 using a modified retrospective transition method with a cumulative-effect adjustment to retained earnings for the changes to the accounting for forfeitures and excess tax benefits or deficiencies. Upon adoption of this guidance, we no longer estimate forfeitures in advance and now recognize forfeitures as they occur and have reflected a cumulative effect adjustment to accumulated deficit in the consolidated balance sheets of $1.3 million.

Recently Issued Pronouncements
In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. The new standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB continues to issue guidance clarifying certain guidelines of the standard including reframing the indicators in the principal versus agent guidance to focus on evidence that a company is acting as a principal rather than agent. The standard is effective for annual periods beginning after December 15, 2017 and interim periods within that year. Early adoption of the standard is only permitted for annual periods beginning after December 15, 2016 and interim periods within that year. The guidance should be applied retrospectively, either to each prior period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative-effect adjustment as of the date of adoption. We will adopt this standard on January 1, 2018, and are currently assessing which implementation method we will apply and the impact that adoption will have on our financial position and results of operations.
In January 2016, the FASB issued amendments for the recognition, measurement, presentation, and disclosure of financial instruments. Among other things, the guidance requires equity investments that do not result in consolidation and are not accounted for under the equity method to be measured at fair value with any change in fair value recognized in net income unless the investments do not have readily determinable fair values. The amendments are effective for annual periods beginning after December 15, 2017 and interim periods within that year. Early adoption is not permitted for most of the amendments. The amendments are to be applied through a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption with the exception of equity investments without readily determinable fair values, which will be applied prospectively. We will adopt this standard on January 1, 2018, and currently expect that adoption of this guidance will not have a material impact on our financial position or results of operations.
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
There have been no changes to our critical accounting policies during the six months ended June 30, 2016.
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
Based on their evaluation as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
None.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 28, 2016.

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