Form 10-Q
period 2016-09-30
Live Nation Entertainment, Inc.
filed 2016-11-07
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
Form 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On November 1, 2016, there were 203,436,945 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 1,082,833 shares of unvested restricted stock awards and excluding 408,024 shares held in treasury.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2016	December 31, 2015
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$1,039,706	$1,303,125
Accounts receivable, less allowance of $26,620 and $17,168, respectively	785,418	452,600
Prepaid expenses	533,283	496,226
Other current assets	48,798	36,364
Total current assets	2,407,205	2,288,315
Property, plant and equipment
Land, buildings and improvements	827,960	840,032
Computer equipment and capitalized software	520,100	505,233
Furniture and other equipment	251,419	233,271
Construction in progress	95,398	47,684
	1,694,877	1,626,220
Less accumulated depreciation	974,287	894,938
	720,590	731,282
Intangible assets
Definite-lived intangible assets, net	759,210	777,763
Indefinite-lived intangible assets	368,906	369,317
Goodwill	1,671,629	1,604,315
Other long-term assets	489,489	385,249
Total assets	$6,417,029	$6,156,241
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$709,236	$662,941
Accounts payable	66,347	58,607
Accrued expenses	905,729	686,664
Deferred revenue	518,678	618,640
Current portion of long-term debt, net	46,693	42,352
Other current liabilities	34,314	32,002
Total current liabilities	2,280,997	2,101,206
Long-term debt, net	1,984,511	2,002,662
Deferred income taxes	198,660	199,472
Other long-term liabilities	125,040	142,267
Commitments and contingent liabilities
Redeemable noncontrolling interests	308,773	263,715
Stockholders’ equity
Common stock	2,027	2,020
Additional paid-in capital	2,401,969	2,428,566
Accumulated deficit	(972,100)	(1,075,111)
Cost of shares held in treasury	(6,865)	(6,865)
Accumulated other comprehensive loss	(144,273)	(111,657)
Total Live Nation stockholders’ equity	1,280,758	1,236,953
Noncontrolling interests	238,290	209,966
Total equity	1,519,048	1,446,919
Total liabilities and equity	$6,417,029	$6,156,241

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands except share and per share data)
Revenue	$3,170,416	$2,622,917	$6,557,390	$5,509,006
Operating expenses:
Direct operating expenses	2,428,003	1,974,322	4,817,894	3,974,710
Selling, general and administrative expenses	414,412	365,220	1,126,452	1,008,922
Depreciation and amortization	104,862	99,054	295,241	272,166
Loss (gain) on disposal of operating assets	253	625	(1)	588
Corporate expenses	31,600	30,186	85,649	80,800
Operating income	191,286	153,510	232,155	171,820
Interest expense	25,249	25,844	75,965	76,857
Interest income	(625)	(460)	(1,831)	(2,419)
Equity in losses (earnings) of nonconsolidated affiliates	17,471	2,040	17,184	(573)
Other expense, net	2,606	8,127	1,412	20,655
Income before income taxes	146,585	117,959	139,425	77,300
Income tax expense	13,824	13,577	26,157	19,232
Net income	132,761	104,382	113,268	58,068
Net income attributable to noncontrolling interests	21,682	15,333	8,966	12,242
Net income attributable to common stockholders of Live Nation	$111,079	$89,049	$104,302	$45,826

Basic net income per common share available to common stockholders of Live Nation	$0.51	$0.39	$0.35	$0.14
Diluted net income per common share available to common stockholders of Live Nation	$0.49	$0.38	$0.34	$0.14

Weighted average common shares outstanding:
Basic	202,118,412	201,392,591	201,904,305	200,776,477
Diluted	217,690,217	208,738,780	208,855,401	208,493,651

Reconciliation to net income available to common stockholders of Live Nation:
Net income attributable to common stockholders of Live Nation	$111,079	$89,049	$104,302	$45,826
Accretion of redeemable noncontrolling interests	(8,576)	(10,118)	(33,204)	(17,111)
Net income available to common stockholders of Live Nation—basic	102,503	78,931	71,098	28,715
Convertible debt interest, net of tax	3,274	—	—	—
Net income available to common stockholders of Live Nation—diluted	$105,777	$78,931	$71,098	$28,715

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net income	$132,761	$104,382	$113,268	$58,068
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(7,869)	(6,196)	(32,616)	(24,255)
Other	—	(107)	—	31
Comprehensive income	124,892	98,079	80,652	33,844
Comprehensive income attributable to noncontrolling interests	21,682	15,333	8,966	12,242
Comprehensive income attributable to common stockholders of Live Nation	$103,210	$82,746	$71,686	$21,602

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$113,268	$58,068
Reconciling items:
Depreciation	104,100	97,845
Amortization	191,141	174,321
Deferred income tax benefit	(14,096)	(7,181)
Amortization of debt issuance costs, discounts and premium, net	7,823	7,974
Non-cash compensation expense	25,237	25,594
Equity in losses (earnings) of nonconsolidated affiliates, net of distributions	25,742	6,040
Provision for uncollectible receivables and advances	12,743	7,339
Other, net	(6,094)	(12,091)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(345,343)	(232,106)
Increase in prepaid expenses and other assets	(173,683)	(215,009)
Increase in accounts payable, accrued expenses and other liabilities	295,025	120,812
Decrease in deferred revenue	(116,347)	(46,530)
Net cash provided by (used in) operating activities	119,516	(14,924)
CASH FLOWS FROM INVESTING ACTIVITIES
Advances and collections of notes receivable, net	(7,971)	(22,827)
Investments made in nonconsolidated affiliates	(18,628)	(17,130)
Purchases of property, plant and equipment	(119,740)	(97,506)
Cash paid for acquisitions, net of cash acquired	(113,065)	(87,371)
Other, net	(770)	(2,290)
Net cash used in investing activities	(260,174)	(227,124)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(28,795)	(22,910)
Distributions to noncontrolling interests	(25,279)	(13,834)
Purchases and sales of noncontrolling interests, net	(32,266)	(9,491)
Proceeds from exercise of stock options	5,676	14,685
Payments for deferred and contingent consideration	(21,809)	(4,450)
Other, net	(7,227)	2,552
Net cash used in financing activities	(109,700)	(33,448)
Effect of exchange rate changes on cash and cash equivalents	(13,061)	(45,150)
Net decrease in cash and cash equivalents	(263,419)	(320,646)
Cash and cash equivalents at beginning of period	1,303,125	1,382,029
Cash and cash equivalents at end of period	$1,039,706	$1,061,383

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
Cash and Cash Equivalents
Included in the September 30, 2016 and December 31, 2015 cash and cash equivalents balance is $547.4 million and $549.0 million, respectively, of cash received that includes the face value of tickets sold on behalf of ticketing clients and their share of service charges, which amounts are to be remitted to the clients.
Acquisitions
During the first nine months of 2016, the Company completed several acquisitions that were accounted for as business combinations under the acquisition method of accounting and were not significant either on an individual basis or in the aggregate.
Income Taxes
Each reporting period, the Company evaluates the realizability of all of its deferred tax assets in each tax jurisdiction. As of September 30, 2016, the Company continued to maintain a full valuation allowance against its net deferred tax assets in certain jurisdictions due to sustained pre-tax losses. As a result of the valuation allowances, no tax benefits have been recognized for losses incurred in those tax jurisdictions for the first nine months of 2016 and 2015.
Reclassifications
In connection with the modified retrospective application of new accounting guidance for employee share-based payment transactions as discussed below, the Company has reclassified $7.7 million of payments for employee taxes, where shares were withheld upon the vesting or exercise of equity awards in order to satisfy the withholding obligation, from operating activities to financing activities within the consolidated statements of cash flows for the nine months ended September 30, 2015.
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
NOTE 2—LONG-LIVED ASSETS
Definite-lived Intangible Assets
The Company has definite-lived intangible assets which are amortized over the shorter of either the lives of the respective agreements or the period of time the assets are expected to contribute to the Company’s future cash flows. The amortization is recognized on either a straight-line basis or in proportion to the asset’s expected cash flows.

The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the nine months ended September 30, 2016:

	Revenue- generating contracts	Client / vendor relationships	Trademarks and naming rights	Non-compete agreements	Venue management and leaseholds	Technology	Other	Total
	(in thousands)
Balance as of December 31, 2015:
Gross carrying amount	$700,795	$379,282	$86,556	$176,354	$66,051	$30,265	$3,598	$1,442,901
Accumulated amortization	(313,743)	(169,620)	(14,578)	(121,319)	(35,645)	(8,602)	(1,631)	(665,138)
Net	387,052	209,662	71,978	55,035	30,406	21,663	1,967	777,763
Gross carrying amount:
Acquisitions— current year	48,912	51,211	—	—	1,449	8,604	413	110,589
Acquisitions— prior year	11,404	782	3,618	1,500	1,174	—	—	18,478
Dispositions	—	(2,299)	—	—	(1,225)	—	—	(3,524)
Foreign exchange	(12,950)	(1)	(522)	(2,998)	(2,345)	(340)	2	(19,154)
Other(1)	(10,717)	(3,089)	(6)	(117,152)	(9,600)	(627)	53	(141,138)
Net change	36,649	46,604	3,090	(118,650)	(10,547)	7,637	468	(34,749)
Accumulated amortization:
Amortization	(54,787)	(47,129)	(7,018)	(15,190)	(4,260)	(4,276)	(332)	(132,992)
Dispositions	—	599	—	—	22	—	—	621
Foreign exchange	4,991	(118)	220	772	1,110	277	(22)	7,230
Other(1)	10,772	3,089	—	117,227	9,600	627	22	141,337
Net change	(39,024)	(43,559)	(6,798)	102,809	6,472	(3,372)	(332)	16,196
Balance as of September 30, 2016:
Gross carrying amount	737,444	425,886	89,646	57,704	55,504	37,902	4,066	1,408,152
Accumulated amortization	(352,767)	(213,179)	(21,376)	(18,510)	(29,173)	(11,974)	(1,963)	(648,942)
Net	$384,677	$212,707	$68,270	$39,194	$26,331	$25,928	$2,103	$759,210
______________
(1) Other includes netdowns of fully amortized or impaired assets.

Included in the current year acquisitions amounts above are definite-lived intangible assets primarily associated with the acquisition of a controlling interest in an artist management business with locations in the United States and Canada, controlling interests in festival and concert promoters located in the United Kingdom and the United States, and a digital content company located in the United States.
Included in the prior year acquisitions amounts above are definite-lived intangible assets primarily associated with the acquisition of a controlling interest in a festival promoter located in the United States.

The 2016 additions to definite-lived intangible assets from acquisitions have weighted-average lives as follows:

Weighted- Average Life (years)
Revenue-generating contracts	7
Client/vendor relationships	5
Venue management and leaseholds	5
Technology	5
All categories	6
Amortization of definite-lived intangible assets for the three months ended September 30, 2016 and 2015 was $47.8 million and $42.3 million, respectively, and for the nine months ended September 30, 2016 and 2015 was $133.0 million and $118.4 million, respectively. Amortization related to nonrecoupable ticketing contract advances for the three months ended September 30, 2016 and 2015 was $20.5 million and $22.4 million, respectively, and for the nine months ended September 30, 2016 and 2015 was $57.0 million and $55.2 million, respectively.
The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets that exist at September 30, 2016:

(in thousands)
October 1 - December 31, 2016	$46,174
2017	$163,937
2018	$142,989
2019	$119,495
2020	$99,868
As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization may vary.
Goodwill
The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the nine months ended September 30, 2016:

	Concerts	Sponsorship & Advertising	Ticketing	Artist Nation	Total
	(in thousands)
Balance as of December 31, 2015:
Goodwill	$602,771	$332,081	$733,825	$340,501	$2,009,178
Accumulated impairment losses	(386,915)	—	—	(17,948)	(404,863)
Net	215,856	332,081	733,825	322,553	1,604,315

Acquisitions—current year	32,562	27,254	3,862	24,036	87,714
Acquisitions—prior year	(18,906)	18,302	(108)	449	(263)
Dispositions	—	—	—	(323)	(323)
Foreign exchange	(25,067)	5,468	1,475	(1,690)	(19,814)

Balance as of September 30, 2016:
Goodwill	591,360	383,105	739,054	362,973	2,076,492
Accumulated impairment losses	(386,915)	—	—	(17,948)	(404,863)
Net	$204,445	$383,105	$739,054	$345,025	$1,671,629
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
Investments in Nonconsolidated Affiliates
The Company reviews its investments in nonconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For the nine months ended September 30, 2016, the Company recorded impairment charges related to these investments of $15.1 million as equity in losses (earnings) of nonconsolidated affiliates, primarily related to investments in a digital content company and an online merchandise company that are located in the United States. See Note 3—Fair Value Measurements for further discussion of the inputs used to determine the fair values. There were no significant impairments of investments in nonconsolidated affiliates for the comparable period of 2015.
NOTE 3—FAIR VALUE MEASUREMENTS
The Company’s outstanding debt held by third-party financial institutions is carried at cost, adjusted for any premium, discounts or debt issuance costs. The Company’s debt is not publicly traded and the carrying amounts typically approximate fair value for debt that accrues interest at a variable rate, which are considered to be Level 2 inputs as defined in the FASB guidance. The estimated fair values of the Company’s 7% senior notes, 5.375% senior notes and 2.5% convertible senior notes were $441.2 million, $259.0 million and $297.8 million, respectively, at September 30, 2016. The estimated fair values of the 7% senior notes, 5.375% senior notes and 2.5% convertible senior notes were $443.1 million, $249.4 million and $280.2 million, respectively, at December 31, 2015. See Note 7—Subsequent Events for discussion of the October 2016 repayment of the 7% senior notes. The estimated fair value of the Company’s third-party fixed-rate debt is based on quoted market prices in active markets for the same or similar debt, which are considered to be Level 2 inputs. The Company had fixed-rate debt held by noncontrolling interest partners with a face value of $36.8 million and $32.9 million at September 30, 2016 and December 31, 2015, respectively. The Company is unable to determine the fair value of this debt.
The following table shows the fair value of the Company’s financial assets that have been adjusted to fair value on a non-recurring basis which had a significant impact on the Company’s results of operations for the nine months ended September 30, 2016:

	Fair Value	Fair Value Measurements Using			Loss
Description	Measurements	Level 1	Level 2	Level 3	(Gain)
	(in thousands)
2016
Investments in nonconsolidated affiliates	$—	$—	$—	$—	$15,088
As discussed in Note 2—Long-Lived Assets, the Company believed certain of its investment balances were impaired based on financial information received regarding the bankruptcy or dissolution of two nonconsolidated affiliates, which are considered Level 3 inputs.
NOTE 4—COMMITMENTS AND CONTINGENT LIABILITIES
Ticketing Fees Consumer Class Action Litigation
On March 18, 2016, all appeals relating to a settlement agreement reached by the plaintiffs and Ticketmaster in respect of a ticketing fees consumer class action litigation matter originally filed in October 2003 against Ticketmaster were dismissed, thus resolving this matter and allowing the implementation of the terms of the settlement. The Company has funded a portion of the settlement primarily related to the plaintiffs’ attorney fees. Ticketmaster and its parent, Live Nation, have not acknowledged any violations of law or liability in connection with the matter.
As of September 30, 2016, the Company had accrued $14.8 million, its best estimate of the probable remaining costs associated with the settlement referred to above, which was recorded in prior years. The calculation of this liability is based in part upon an estimated redemption rate. Any difference between the Company’s estimated redemption rate and the actual redemption rate it experiences will impact the final settlement amount; however, the Company does not expect this difference to be material.
NOTE 5—EQUITY
The following table shows the reconciliation of the carrying amount of stockholders’ equity attributable to Live Nation, equity attributable to noncontrolling interests, total equity and also redeemable noncontrolling interests for the nine months ended September 30, 2016:

	Live Nation Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands)			(in thousands)
Balance at December 31, 2015	$1,236,953	$209,966	$1,446,919	$263,715
Non-cash compensation expense	25,237	—	25,237	—
Common stock issued under stock plans, net of shares withheld for employee taxes	(4,110)	—	(4,110)	—
Exercise of stock options	5,676	—	5,676	—
Acquisitions	—	40,705	40,705	26,183
Divestitures	—	(1,856)	(1,856)	—
Purchases of noncontrolling interests	(21,480)	(9,663)	(31,143)	623
Redeemable noncontrolling interests fair value adjustments	(33,204)	—	(33,204)	33,204
Cash distributions	—	(15,982)	(15,982)	(9,297)
Other	—	759	759	(260)
Comprehensive income (loss):
Net income (loss)	104,302	14,361	118,663	(5,395)
Foreign currency translation adjustments	(32,616)	—	(32,616)	—
Balance at September 30, 2016	$1,280,758	$238,290	$1,519,048	$308,773
Accumulated Other Comprehensive Loss
The following table presents changes in the components of AOCI, net of taxes, for the nine months ended September 30, 2016:

	Defined Benefit Pension Items	Foreign Currency Items	Total
	(in thousands)
Balance at December 31, 2015	$(358)	$(111,299)	$(111,657)
Other comprehensive loss before reclassifications	—	(32,616)	(32,616)
Balance at September 30, 2016	$(358)	$(143,915)	$(144,273)
Earnings Per Share
The following table sets forth the computation of weighted average common shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average common shares—basic	202,118,412	201,392,591	201,904,305	200,776,477
Effect of dilutive securities:
Stock options and restricted stock	7,641,823	7,346,189	6,951,096	7,717,174
Convertible senior notes	7,929,982	—	—	—
Weighted average common shares—diluted	217,690,217	208,738,780	208,855,401	208,493,651
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
The following table shows securities excluded from the calculation of diluted net income (loss) per common share because such securities are anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Options to purchase shares of common stock	1,726,732	3,177,293	5,309,138	3,153,930
Restricted stock awards—unvested	316,810	164,536	319,310	164,536
Conversion shares related to the convertible senior notes	—	7,929,982	7,929,982	7,929,982
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	2,043,542	11,271,811	13,558,430	11,248,448
NOTE 6—SEGMENT DATA
The Company’s reportable segments are Concerts, Sponsorship & Advertising, Ticketing and Artist Nation. The Concerts segment involves the promotion of live music events globally in the Company’s owned or operated venues and in rented third-party venues, the production of music festivals, the operation and management of music venues and the creation of associated content. The Sponsorship & Advertising segment manages the development of strategic sponsorship programs in addition to the sale of international, national and local sponsorships and placement of advertising such as signage, promotional programs, rich media offerings, including advertising associated with live streaming and music-related original content, and ads across the Company’s distribution network of venues, events and websites. The Ticketing segment involves the management of the Company’s global ticketing operations, including providing ticketing software and services to clients, ticket resale services and online access for customers relating to ticket and event information, and is responsible for the Company’s primary websites, www.livenation.com and www.ticketmaster.com. The Artist Nation segment provides management services to artists and other services including event production services and merchandise sales.
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
The following table presents the results of operations for the Company’s reportable segments for the three and nine months ended September 30, 2016 and 2015:

	Concerts	Sponsorship & Advertising	Ticketing	Artist Nation	Other	Corporate	Eliminations	Consolidated
	(in thousands)
Three Months Ended September 30, 2016
Revenue	$2,497,136	$136,087	$456,443	$150,823	$2,138	$—	$(72,211)	$3,170,416
Direct operating expenses	2,160,233	15,510	231,979	91,550	149	—	(71,418)	2,428,003
Selling, general and administrative expenses	216,255	20,667	124,007	49,383	4,100	—	—	414,412
Depreciation and amortization	34,002	4,448	47,113	18,187	1,153	752	(793)	104,862
Loss (gain) on disposal of operating assets	176	—	13	65	—	(1)	—	253

	Concerts	Sponsorship & Advertising	Ticketing	Artist Nation	Other	Corporate	Eliminations	Consolidated
	(in thousands)
Corporate expenses	—	—	—	—	—	31,600	—	31,600
Operating income (loss)	$86,470	$95,462	$53,331	$(8,362)	$(3,264)	$(32,351)	$—	$191,286
Intersegment revenue	$66,139	$—	$4,415	$1,657	$—	$—	$(72,211)	$—
Three Months Ended September 30, 2015
Revenue	$1,991,909	$126,576	$426,177	$136,675	$793	$—	$(59,213)	$2,622,917
Direct operating expenses	1,722,880	16,978	210,022	83,171	—	—	(58,729)	1,974,322
Selling, general and administrative expenses	188,063	14,190	120,429	42,138	400	—	—	365,220
Depreciation and amortization	36,075	2,525	46,533	13,152	12	1,241	(484)	99,054
Loss (gain) on disposal of operating assets	250	—	188	187	—	—	—	625
Corporate expenses	—	—	—	—	—	30,186	—	30,186
Operating income (loss)	$44,641	$92,883	$49,005	$(1,973)	$381	$(31,427)	$—	$153,510
Intersegment revenue	$50,635	$—	$7,921	$657	$—	$—	$(59,213)	$—
Nine Months Ended September 30, 2016
Revenue	$4,775,970	$288,923	$1,305,577	$312,608	$4,485	$—	$(130,173)	$6,557,390
Direct operating expenses	4,047,664	44,711	673,990	179,636	149	—	(128,256)	4,817,894
Selling, general and administrative expenses	571,252	50,540	363,336	129,841	11,483	—	—	1,126,452
Depreciation and amortization	101,122	13,777	132,789	44,891	2,053	2,526	(1,917)	295,241
Loss (gain) on disposal of operating assets	(182)	—	44	20	—	117	—	(1)
Corporate expenses	—	—	—	—	—	85,649	—	85,649
Operating income (loss)	$56,114	$179,895	$135,418	$(41,780)	$(9,200)	$(88,292)	$—	$232,155
Intersegment revenue	$119,027	$—	$8,552	$2,594	$—	$—	$(130,173)	$—
Capital expenditures	$50,294	$1,318	$64,513	$1,059	$777	$5,454	$—	$123,415

	Concerts	Sponsorship & Advertising	Ticketing	Artist Nation	Other	Corporate	Eliminations	Consolidated
	(in thousands)
Nine Months Ended September 30, 2015
Revenue	$3,883,525	$259,744	$1,162,004	$302,455	$2,377	$—	$(101,099)	$5,509,006
Direct operating expenses	3,284,359	38,323	566,759	183,807	1,068	—	(99,606)	3,974,710
Selling, general and administrative expenses	497,176	41,140	350,016	118,940	1,650	—	—	1,008,922
Depreciation and amortization	105,289	6,738	125,390	33,943	36	2,263	(1,493)	272,166
Loss (gain) on disposal of operating assets	421	—	9	187	—	(29)	—	588
Corporate expenses	—	—	—	—	—	80,800	—	80,800
Operating income (loss)	$(3,720)	$173,543	$119,830	$(34,422)	$(377)	$(83,034)	$—	$171,820
Intersegment revenue	$90,410	$—	$9,499	$1,190	$—	$—	$(101,099)	$—
Capital expenditures	$27,042	$4,138	$60,413	$1,538	$—	$1,715	$—	$94,846

NOTE 7—SUBSEQUENT EVENTS
In October 2016, the Company issued $575 million of 4.875% senior notes due 2024 and amended its senior secured credit facility to provide for (i) a new $190 million term loan A facility, (ii) a new $975 million term loan B facility and (iii) a new $365 million revolving credit facility. The proceeds will be used to repay the $1.005 billion principal balance outstanding on the term loan A and term loan B under the existing senior secured credit facility, to repay the entire $425 million principal amount of the Company’s 7% senior notes due 2020 and to pay the related redemption premium of $14.9 million on the senior notes and estimated accrued interest and fees of $38.1 million, leaving approximately $257.0 million for general corporate purposes. The Company expects the loss on extinguishment of debt related to this refinancing to be between $14 million and $17 million. The Company estimates that its cash interest expense will be reduced initially by approximately $2.0 million annually due to the lower interest rate on the 4.875% senior notes due 2024 and the reduction of the interest rate on the term loan B facility from LIBOR plus 2.75% per annum subject to a LIBOR floor of 0.75% to LIBOR plus 2.5% with no LIBOR floor.
Amended Senior Secured Credit Facility
The amended senior secured credit facility provides for (i) a $190 million term loan A facility with a maturity of five years, (ii) a $975 million term loan B facility with a maturity of seven years and (iii) a $365 million revolving credit facility with a maturity of five years. In addition, subject to certain conditions, the Company has the right to increase such facilities by an amount equal to the sum of $625 million and the aggregate principal amount of voluntary prepayments of the term B loans and permanent reductions of the revolving credit facility commitments, in each case, other than from proceeds of long-term indebtedness, and additional amounts so long as the senior secured leverage ratio calculated on a pro-forma basis (as defined in the agreement) is no greater than 3.25x. The revolving credit facility provides for borrowing up to $365 million with sublimits of up to (i) $150 million for the issuance of letters of credit, (ii) $50 million for swingline loans, (iii) $200 million for borrowings in Euros and British Pounds and (iv) $50 million for borrowings in one or more other approved currencies. The amended senior secured credit facility is secured by a first priority lien on substantially all of the tangible and intangible personal property of the Company and the domestic subsidiaries that are guarantors, and by a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of the Company’s direct and indirect domestic subsidiaries and 65% of each class of capital stock of any first-tier foreign subsidiaries, subject to certain exceptions.
The interest rates per annum applicable to revolving credit facility loans and the term loan A under the amended senior secured credit facility are, at the Company’s option, equal to either LIBOR plus 2.25% or a base rate plus 1.25%, subject to stepdowns based on the Company’s net leverage ratio. The interest rates per annum applicable to the term loan B are, at the Company’s option, equal to either LIBOR plus 2.50% or a base rate plus 1.50%. The Company is required to pay a commitment fee of 0.5% per year on the undrawn portion available under the revolving credit facility, subject to a stepdown based on the Company’s net leverage ratio, and variable fees on outstanding letters of credit.
For the term loan A, the Company is required to make quarterly payments ranging from $2.4 million to $28.5 million with the balance due at maturity in October 2021. For the term loan B, the Company is required to make quarterly payments of $2.4 million with the balance due at maturity in October 2023. The Company is also required to make mandatory prepayments of the loans under the credit agreement, subject to specified exceptions, from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events.
4.875% Senior Notes
The $575 million senior notes due 2024 bear interest at 4.875%, which is payable semi-annually in cash in arrears on May 1 and November 1 of each year beginning on May 1, 2017, and will mature on November 1, 2024. The Company may redeem some or all of the notes, at any time prior to November 1, 2019, at a price equal to 100% of the aggregate principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium. The Company may redeem up to 35% of the aggregate principal amount of the notes from the proceeds of certain equity offerings prior to November 1, 2019, at a price equal to 104.875% of the aggregate principal amount, plus accrued and unpaid interest thereon, if any, to the date of redemption. In addition, on or after November 1, 2019, the Company may redeem some or all of the notes at any time at the redemption prices specified in the indenture governing the notes, plus any accrued and unpaid interest to the date of redemption. The Company must make an offer to redeem the notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to the repurchase date, if it experiences certain defined changes of control.

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
Executive Overview
In the third quarter of 2016, our total revenue increased by $547 million, or 21%, on a reported basis as compared to last year, or $593 million, a 23% increase, without the impact of changes in foreign exchange rates. The revenue increase was largely driven by growth in our Concerts segment due to the increase in the number of events and fans. All of our segments reported revenue growth in the quarter as a result of our highest third quarter concerts attendance ever, higher primary and secondary ticket sales in our Ticketing business and continued growth of our Sponsorship & Advertising business. For the first nine months of 2016, our total revenue grew $1,048 million, or 19%, on a reported basis as compared to last year, or $1,139 million, a 21% increase, without the impact of changes in foreign exchange rates. Our three largest segments also delivered revenue increases in the first nine months of the year, underscoring the continued success of our strategic initiatives and the underlying health of the live event and ticketing businesses. Further indicative of our success in executing our growth plan, operating income has improved by 35% year-over-year. As the leading global live event and ticketing company, we believe that we are well-positioned to provide the best service to artists, teams, fans and venues and therefore drive growth across all our businesses and that by leveraging our leadership position in the entertainment industry to reach fans through the live concert experience, we will sell more tickets and grow our Sponsorship & Advertising segment revenue.
Our Concerts segment revenue for the quarter increased by $505 million, or 25%, on a reported basis as compared to last year, or $542 million, a 27% increase, without the impact of changes in foreign exchange rates. Overall, attendance at our shows increased by 16% in the third quarter of 2016 as compared to last year. This increase was partly due to significant stadium activity in both North America and Europe with shows by artists including Beyoncé, Coldplay, and Guns N’ Roses. Our amphitheater business in North America had a very strong quarter, growing year-over-year attendance by 13% to almost 11.5 million fans in the quarter. There was an 8% increase in our North America amphitheater ancillary revenue per fan in the quarter as we continued to see the various food and beverage initiatives we began rolling out at our venues this year gain popularity and traction. These include “Grab and Go” options, focused wine programs, and specialty branded restaurants. Attendance at our festivals was up 18% in the quarter, partly due to the shift of some of our biggest events, such as the Rock Werchter festival in Belgium, from the second quarter in 2015 to the third quarter in 2016. However, we also had significant increases in attendance and operating results at festivals in North America as well as our Leeds and V festivals in the United Kingdom. Our Concerts segment operating results for the quarter exceeded last year and this was again largely driven by the high volume of stadium, amphitheater, and festival activity as well as our new onsite initiatives.

For the first nine months, our Concerts segment was the largest contributor to our overall revenue growth, with an increase of $892 million, or 23%, on a reported basis as compared to last year, or $960 million, a 25% increase, without the impact of changes in foreign exchange rates. This higher revenue was partly due to our stadium activity doubling on a global basis year-over-year, both in terms of the number of events and fans. Our amphitheater business also had strong revenue growth in 2016, driven by higher attendance and ancillary products. We are particularly encouraged by the response to our concessions initiatives and plan to continue rolling out new technology to enhance speed of service and customer convenience as well as elevated food and beverage offerings. For the first nine months of the year, our ancillary revenue per fan increased by 9% over last year in our North America amphitheaters. Year-to-date, there has also been a 16% increase in the overall number of fans attending our shows as compared to 2015. Operating income for the first nine months of the year was up due to the higher number of shows and fans in stadiums, improved results for our North America festivals, and strong growth in our amphitheaters. Internationally, our new Germany promotion business has delivered strong results during the first three quarters, increasing Concerts revenue and also creating opportunities elsewhere in our business. We will continue to look for expansion opportunities, both domestically and internationally, as well as ways to market our events more effectively, in order to continue to expand our fan base and geographic reach and to sell more tickets and advertising.
Our Sponsorship & Advertising segment revenue for the third quarter was up $10 million, or 8%, on a reported basis as compared to last year, or $12 million, a 10% increase, without the impact of changes in foreign exchange rates. Higher revenue resulted from new clients, growth in our online business and increased festival sponsorship, which also improved our operating income. For the first nine months, Sponsorship & Advertising revenue was up $29 million, or 11%, on a reported basis as compared to last year, or $34 million, a 13% increase, without the impact of changes in foreign exchange rates, which also drove improved operating income. Our focus on expanding our amphitheater and festival products with new VIP, mobile app, and social media offerings in North America as well as adding new sales categories has contributed to this growth. We believe that our extensive on-site and online reach, global venue distribution network, artist relationships and ticketing operations are the key to securing long-term sponsorship agreements with major brands, and we plan to expand these assets while extending further into new markets internationally.
Our Ticketing segment revenue for the third quarter increased by $30 million, or 7%, on a reported basis as compared to last year, or $34 million, an 8% increase, without the impact of changes in foreign exchange rates. This increase was due to a 3% growth in primary ticket sales as well as a 12% increase in gross transaction value, or GTV, from our resale ticketing business globally, driven by both concerts and arts tickets. We delivered historically high revenue and ticket sales for our Ticketing segment in the third quarter, driven by high demand for concert tickets and continued positive fan response to our integrated ticketing platform of primary and resale tickets which drove higher operating results for the quarter.
For the first nine months, Ticketing revenue was up $144 million, or 12%, on a reported basis as compared to last year, or $158 million, a 14% increase, without the impact of changes in foreign exchange rates, driven by both higher primary ticket sales and our expanding resale business which also led to increased operating results and a 13% increase in our global GTV. In our primary business, we have sold 123 million tickets worldwide for the first nine months, a 6% increase over last year. Resale GTV grew by 32% in the same period, with increases in both our North America and Europe sales as the number of events activated on our TM+ product increased by 13%. In addition, we launched our secondary business in Sweden, Finland and South Africa as we continue to expand our resale business. In the first nine months of the year, we made several improvements to our apps which drove a 44% increase in app installs. We also continued to see growth in our mobile ticket sales with an increase of 38% in the first nine months of the year and they now represent 27% of our total ticket sales. Internationally, we have seen strong growth in ticket sales in Germany as a result of the launch of our concert promotion business in that country. As we roll out new tools via our TM One platform, we are seeing encouraging rates of adoption and positive feedback, helping to keep our client net retention over 100%. We will continue to implement new features to drive further expansion of mobile ticket transactions and invest in initiatives aimed at improving the ticket search, purchase and transfer process which we expect will attract more ticket buyers and enhance the overall fan and venue client experience.
Our Artist Nation segment revenue for the third quarter increased $14 million, or 10%, on a reported basis as compared to last year, or $16 million, a 12% increase, without the impact of changes in foreign exchange rates, due largely to the acquisition of artist management businesses as well as event production services. For the first nine months of the year, Artist Nation revenue increased $10 million, or 3%, on a reported basis as compared to last year, or $14 million, a 5% increase, without the impact of changes in foreign exchange rates, with changes in timing of management clients’ activity and events. For the first nine months, Artist Nation’s operating results were down primarily due to increased amortization expense in the period from acquisitions. Our Artist Nation segment is focused on providing best-in-class service to its existing clients as well as developing new relationships with top artists and extending the various services it provides to its clients.
We continue to be optimistic about the long-term potential of our company and are focused on the key elements of our business model - expand our concert platform, drive conversion of ticket sales, including through social and mobile channels, sell more tickets for our Ticketmaster clients, deliver to our fans an integrated offering of primary and secondary tickets, grow our sponsorship and online revenue, drive cost efficiencies and continue to align our artist management group with our other core businesses.
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

Ticketing
Our Ticketing segment is primarily an agency business that sells tickets for events on behalf of our clients and retains a service charge for these services. Gross Transaction Value, or GTV, represents the total amount of the transaction related to a ticket sale and includes the face value of the ticket as well as the service charge. Service charges are generally based on a percentage of the face value or a fixed fee. We sell tickets through websites, mobile apps, ticket outlets and telephone call centers. Our ticketing sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon scheduling by our clients. We also offer ticket resale services, sometimes referred to as secondary ticketing, primarily through our integrated inventory platform, league/team platforms and other platforms internationally. Our Ticketing segment also manages our online activities including enhancements to our websites and product offerings. Through our websites, we sell tickets to our own events as well as tickets for our clients and provide event information. Revenue related to ticketing service charges is recognized when the ticket is sold except for our own events where our concert promoters control ticketing and then the revenue is deferred and recognized as the event occurs.
Ticketing direct operating expenses include ticketing client royalties and credit card fees, along with other costs.
To judge the health of our Ticketing segment, we primarily review the gross transaction value and the number of tickets sold through our primary and secondary ticketing operations, the number of clients renewed or added and the average royalty rate paid to clients who use our ticketing services. In addition, we review the number of visits to our websites, the overall number of customers in our database, the number of tickets sold via mobile and the number of app installs. For business that is conducted in foreign markets, we also compare the operating results from our foreign operations to prior periods without the impact of changes in foreign exchange rates.
Artist Nation
Our Artist Nation segment primarily provides management services to music artists and other clients in exchange for a commission on the earnings of these artists. Our Artist Nation segment also provides event production services and creates and sells merchandise for music artists at live performances, to retailers and directly to consumers via the internet. Revenue earned from our Artist Nation segment is impacted to a large degree by the touring schedules of the artists we represent and generally we experience higher revenue during the second and third quarters as the period from May through October tends to be a popular time for touring events.
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

Key Operating Metrics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands except estimated events)
Concerts (1)
Estimated events:
North America	4,955	4,438	12,848	12,257
International	1,207	1,467	5,800	5,135
Total estimated events	6,162	5,905	18,648	17,392
Estimated fans:
North America	22,161	18,674	39,296	34,896
International	5,808	5,533	16,724	13,425
Total estimated fans	27,969	24,207	56,020	48,321
Ticketing (2)
Number of tickets sold	42,579	41,473	123,489	116,206
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

(2)
The number of tickets sold includes primary tickets only. This metric includes tickets sold during the period regardless of event timing except for our own events where our concert promoters control ticketing which are reported as the events occur. The total number of tickets sold reported above for the three months ended September 30, 2016 and 2015 excludes approximately 68 million and 69 million, respectively, and for the nine months ended September 30, 2016 and 2015 excludes approximately 205 million and 202 million, respectively, of tickets sold using our Ticketmaster systems, through season seat packages and our venue clients’ box offices, for which we do not receive a fee.

Non-GAAP Measures
Reconciliation of Segment Adjusted Operating Income (Loss)
AOI is a non-GAAP financial measure that we define as operating income (loss) before acquisition expenses (including transaction costs, changes in the fair value of acquisition-related contingent consideration obligations, acquisition-related severance and compensation), depreciation and amortization (including goodwill impairment), loss (gain) on disposal of operating assets and certain stock-based compensation expense. We use AOI to evaluate the performance of our operating segments. We believe that information about AOI assists investors by allowing them to evaluate changes in the operating results of our portfolio of businesses separate from non-operational factors that affect net income, thus providing insights into both operations and the other factors that affect reported results. AOI is not calculated or presented in accordance with GAAP. A limitation of the use of AOI as a performance measure is that it does not reflect the periodic costs of certain amortizing assets used in generating revenue in our business. Accordingly, AOI should be considered in addition to, and not as a substitute for, operating income (loss), net income (loss), and other measures of financial performance reported in accordance with GAAP. Furthermore, this measure may vary among other companies; thus, AOI as presented herein may not be comparable to similarly titled measures of other companies.
AOI Margin
AOI margin is a non-GAAP financial measure that we calculate by dividing AOI by revenue. We use AOI margin to evaluate the performance of our operating segments. We believe that information about the AOI margin assists investors by allowing them to evaluate changes in the operating results of our portfolio of businesses separate from non-operational factors that affect net income, thus providing insights into both operations and the other factors that affect reported results. AOI margin is not calculated or presented in accordance with GAAP. A limitation of the use of AOI margin as a performance measure is that it does not reflect the periodic costs of certain amortizing assets used in generating revenue in our business. Accordingly, the AOI margin should be considered in addition to, and not as a substitute for, operating income (loss) margin, net income (loss) margin, and other measures of financial performance reported in accordance with GAAP. Furthermore, this measure may vary among other companies; thus, AOI margin as presented herein may not be comparable to similarly titled measures of other companies.
The following table sets forth the reconciliation of adjusted operating income (loss) to operating income (loss):

	Adjusted operating income (loss)	Stock- based compensation expense	Loss (gain) on disposal of operating assets	Depreciation and amortization	Acquisition expenses	Operating income (loss)
	(in thousands)
Three Months Ended September 30, 2016
Concerts	$119,483	$1,781	$176	$34,002	$(2,946)	$86,470
Sponsorship & Advertising	100,215	305	—	4,448	—	95,462
Ticketing	101,701	744	13	47,113	500	53,331
Artist Nation	11,435	880	65	18,187	665	(8,362)
Other and Eliminations	(2,862)	17	—	360	25	(3,264)
Corporate	(27,216)	4,366	(1)	752	18	(32,351)
Total	$302,756	$8,093	$253	$104,862	$(1,738)	$191,286
Three Months Ended September 30, 2015
Concerts	$85,842	$1,633	$250	$36,075	$3,243	$44,641
Sponsorship & Advertising	95,783	375	—	2,525	—	92,883
Ticketing	97,063	681	188	46,533	656	49,005
Artist Nation	12,885	1,195	187	13,152	324	(1,973)
Other and Eliminations	(91)	—	—	(472)	—	381
Corporate	(25,840)	4,148	—	1,241	198	(31,427)
Total	$265,642	$8,032	$625	$99,054	$4,421	$153,510
Nine Months Ended September 30, 2016
Concerts	$166,404	$5,522	$(182)	$101,122	$3,828	$56,114
Sponsorship & Advertising	194,667	995	—	13,777	—	179,895
Ticketing	271,298	2,327	44	132,789	720	135,418
Artist Nation	5,958	3,082	20	44,891	(255)	(41,780)
Other and Eliminations	(8,828)	29	—	136	207	(9,200)
Corporate	(72,303)	13,282	117	2,526	64	(88,292)
Total	$557,196	$25,237	$(1)	$295,241	$4,564	$232,155
Nine Months Ended September 30, 2015
Concerts	$111,479	$5,471	$421	$105,289	$4,018	$(3,720)
Sponsorship & Advertising	181,525	1,244	—	6,738	—	173,543
Ticketing	248,666	2,186	9	125,390	1,251	119,830
Artist Nation	4,895	3,753	187	33,943	1,434	(34,422)
Other and Eliminations	(1,834)	—	—	(1,457)	—	(377)
Corporate	(67,750)	12,940	(29)	2,263	110	(83,034)
Total	$476,981	$25,594	$588	$272,166	$6,813	$171,820

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

Segment Operating Results
Concerts
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2016	2015		2016	2015
	(in thousands)			(in thousands)
Revenue	$2,497,136	$1,991,909	25%	$4,775,970	$3,883,525	23%
Direct operating expenses	2,160,233	1,722,880	25%	4,047,664	3,284,359	23%
Selling, general and administrative expenses	216,255	188,063	15%	571,252	497,176	15%
Depreciation and amortization	34,002	36,075	(6)%	101,122	105,289	(4)%
Loss (gain) on disposal of operating assets	176	250	*	(182)	421	*
Operating income (loss)	$86,470	$44,641	94%	$56,114	$(3,720)	*
Operating margin	3.5%	2.2%		1.2%	(0.1)%
AOI**	$119,483	$85,842	39%	$166,404	$111,479	49%
AOI margin**	4.8%	4.3%		3.5%	2.9%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for definition and reconciliation of AOI and AOI margin.
Three Months
Revenue
Concerts revenue increased $505.2 million during the three months ended September 30, 2016 as compared to the same period of the prior year. Excluding the decrease of $37.2 million related to currency impacts, revenue increased $542.4 million, or 27%, on a constant currency basis, primarily due to more shows along with higher average attendance and average ticket prices in our stadiums worldwide and in our North America arenas, more North America amphitheater events and increased festival activity due to the timing of certain festivals in Europe and new festivals in North America. Concerts had incremental revenue of $56.6 million from the acquisitions of various festival and concert promotion businesses.
Operating results
The increase in Concerts operating income for the three months ended September 30, 2016 was primarily driven by strong worldwide stadium and North America festival, amphitheater and arena operating results partially offset by higher compensation costs associated with annual salary increases and timing of incentive compensation associated with the improved operating results.
Nine Months
Revenue
Concerts revenue increased $892.4 million during the nine months ended September 30, 2016 as compared to the same period of the prior year. Excluding the decrease of $67.9 million related to currency impacts, revenue increased $960.3 million, or 25%, on a constant currency basis, primarily due to more shows and higher average ticket prices in our worldwide stadiums, arenas, theaters and clubs and our North America amphitheaters. Concerts had incremental revenue of $154.5 million from the acquisitions of various festival and concert promotion businesses.
Operating results
The increased operating income for Concerts for the nine months ended September 30, 2016 was primarily driven by strong worldwide stadium and North America amphitheater and festival operating results partially offset by higher compensation costs associated with annual salary increases and timing of incentive compensation in association with the increased operating results, and loss of certain rent credits received in 2015.

Sponsorship & Advertising
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2016	2015		2016	2015
	(in thousands)			(in thousands)
Revenue	$136,087	$126,576	8%	$288,923	$259,744	11%
Direct operating expenses	15,510	16,978	(9)%	44,711	38,323	17%
Selling, general and administrative expenses	20,667	14,190	46%	50,540	41,140	23%
Depreciation and amortization	4,448	2,525	76%	13,777	6,738	*
Operating income	$95,462	$92,883	3%	$179,895	$173,543	4%
Operating margin	70.1%	73.4%		62.3%	66.8%
AOI**	$100,215	$95,783	5%	$194,667	$181,525	7%
AOI margin**	73.6%	75.7%		67.4%	69.9%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for definition and reconciliation of AOI and AOI margin.
Three Months
Revenue
Sponsorship & Advertising revenue increased $9.5 million during the three months ended September 30, 2016 as compared to the same period of the prior year. Excluding the decrease of $2.7 million related to currency impacts, revenue increased $12.2 million, or 10%, on a constant currency basis, primarily due to new sponsorship programs and increased online advertising in North America.
Operating results
The increase in Sponsorship & Advertising operating income for the three months ended September 30, 2016 was primarily driven by higher North America sponsorship revenue partially offset by higher reserves for bad debt.
Nine Months
Revenue
Sponsorship & Advertising revenue increased $29.2 million during the nine months ended September 30, 2016 as compared to the same period of the prior year. Excluding the decrease of $5.2 million related to currency impacts, revenue increased $34.4 million, or 13%, on a constant currency basis, primarily due to new sponsorship programs and online advertising in North America, and incremental revenue of $6.9 million from the acquisitions of various festival and concert promotion businesses.
Operating results
The increase in Sponsorship & Advertising operating income for the nine months ended September 30, 2016 was primarily driven by the higher North America sponsorship revenue partially offset by incremental amortization of $7.9 million from the acquisitions noted above and higher reserves for bad debt.

Ticketing
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2016	2015		2016	2015
	(in thousands)			(in thousands)
Revenue	$456,443	$426,177	7%	$1,305,577	$1,162,004	12%
Direct operating expenses	231,979	210,022	10%	673,990	566,759	19%
Selling, general and administrative expenses	124,007	120,429	3%	363,336	350,016	4%
Depreciation and amortization	47,113	46,533	1%	132,789	125,390	6%
Loss on disposal of operating assets	13	188	*	44	9	*
Operating income	$53,331	$49,005	9%	$135,418	$119,830	13%
Operating margin	11.7%	11.5%		10.4%	10.3%
AOI**	$101,701	$97,063	5%	$271,298	$248,666	9%
AOI margin**	22.3%	22.8%		20.8%	21.4%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for definition and reconciliation of AOI and AOI margin.
Three Months
Revenue
Ticketing revenue increased $30.3 million during the three months ended September 30, 2016 as compared to the same period of the prior year. Excluding the decrease of $3.9 million related to currency impacts, revenue increased $34.2 million, or 8%, on a constant currency basis, primarily due to increased North America primary ticket sales and fees along with higher North America resale ticket volume for professional sports and theatrical events.
Operating results
The increase in Ticketing operating income for the three months ended September 30, 2016 was primarily due to increased operating results from North America primary ticket sales, net of the impact of royalty fees and other costs.
Nine Months
Revenue
Ticketing revenue increased $143.6 million during the nine months ended September 30, 2016 as compared to the same period of the prior year. Excluding the decrease of $14.2 million related to currency impacts, revenue increased $157.8 million, or 14%, on a constant currency basis, primarily due to increased worldwide primary ticket volume and fees along with higher resale ticket volume driven by professional sports, theatrical and concerts events.
Operating results
The increase in Ticketing operating income for the nine months ended September 30, 2016 was primarily due to increased operating results from the higher primary and resale tickets, net of the impact of royalty fees and other costs, partially offset by higher compensation costs associated with annual salary increases and higher headcount.

Artist Nation
Our Artist Nation segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2016	2015		2016	2015
	(in thousands)			(in thousands)
Revenue	$150,823	$136,675	10%	$312,608	$302,455	3%
Direct operating expenses	91,550	83,171	10%	179,636	183,807	(2)%
Selling, general and administrative expenses	49,383	42,138	17%	129,841	118,940	9%
Depreciation and amortization	18,187	13,152	38%	44,891	33,943	32%
Loss on disposal of operating assets	65	187	*	20	187	*
Operating loss	$(8,362)	$(1,973)	*	$(41,780)	$(34,422)	(21)%
Operating margin	(5.5)%	(1.4)%		(13.4)%	(11.4)%
AOI**	$11,435	$12,885	(11)%	$5,958	$4,895	22%
AOI margin**	7.6%	9.4%		1.9%	1.6%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for definition and reconciliation of AOI and AOI margin.
Three Months
Revenue
Artist Nation revenue increased $14.1 million during the three months ended September 30, 2016 as compared to the same period of the prior year. Excluding the decrease of $1.6 million related to currency impacts, revenue increased $15.7 million, or 12%, on a constant currency basis, primarily due to higher commissions in the management business and incremental revenue of $6.9 million from the acquisitions of various artist management businesses.
Operating results
The increased operating loss for Artist Nation for the three months ended September 30, 2016 was primarily driven by increased compensation costs and timing of amortization of an event-related intangible asset partially offset by higher revenue in the management business.
Nine Months
Revenue
Artist Nation revenue increased $10.2 million during the nine months ended September 30, 2016 as compared to the same period of the prior year. Excluding the decrease of $3.5 million related to currency impacts, revenue increased $13.7 million, or 5%, primarily due to incremental revenue of $10.6 million from the acquisitions of various artist management businesses.
Operating results
The increased operating loss for Artist Nation for the nine months ended September 30, 2016 was primarily driven by increased compensation costs, timing of amortization of an event-related intangible asset and incremental amortization of $4.6 million from the acquisitions noted above.

Consolidated Results of Operations
Three Months

	Three Months Ended September 30,				% Change
	2016			2015
	As Reported	Currency Impacts	Constant Currency**	As Reported	As Reported	Constant Currency**
	(in thousands)
Revenue	$3,170,416	$45,347	$3,215,763	$2,622,917	21%	23%
Operating expenses:
Direct operating expenses	2,428,003	36,688	2,464,691	1,974,322	23%	25%
Selling, general and administrative expenses	414,412	7,265	421,677	365,220	13%	15%
Depreciation and amortization	104,862	1,865	106,727	99,054	6%	8%
Loss (gain) on disposal of operating assets	253	(42)	211	625	*	*
Corporate expenses	31,600	(1)	31,599	30,186	5%	5%
Operating income	191,286	$(428)	$190,858	153,510	25%	24%
Operating margin	6.0%		5.9%	5.9%
Interest expense	25,249			25,844
Interest income	(625)			(460)
Equity in losses of nonconsolidated affiliates	17,471			2,040
Other expense, net	2,606			8,127
Income before income taxes	146,585			117,959
Income tax expense	13,824			13,577
Net income	132,761			104,382
Net income attributable to noncontrolling interests	21,682			15,333
Net income attributable to common stockholders of Live Nation	$111,079			$89,049
________

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for definition of constant currency.
Equity in losses of nonconsolidated affiliates
Equity in losses of nonconsolidated affiliates for the three months ended September 30, 2016 includes impairment charges of $15.1 million primarily related to investments in a digital content company and an online merchandise company that are located in the United States.
Other expense, net
Other expense, net includes the impact of net foreign exchange rate losses of $1.9 million and $10.6 million for the three months ended September 30, 2016 and 2015, respectively, primarily from revaluation of certain foreign currency denominated net assets held internationally.

Nine Months

	Nine Months Ended September 30,				% Change
	2016			2015
	As Reported	Currency Impacts	Constant Currency**	As Reported	As Reported	Constant Currency**
	(in thousands)
Revenue	$6,557,390	$90,727	$6,648,117	$5,509,006	19%	21%
Operating expenses:
Direct operating expenses	4,817,894	70,443	4,888,337	3,974,710	21%	23%
Selling, general and administrative expenses	1,126,452	15,829	1,142,281	1,008,922	12%	13%
Depreciation and amortization	295,241	4,453	299,694	272,166	8%	10%
Loss (gain) on disposal of operating assets	(1)	(34)	(35)	588	*	*
Corporate expenses	85,649	14	85,663	80,800	6%	6%
Operating income	232,155	$22	$232,177	171,820	35%	35%
Operating margin	3.5%		3.5%	3.1%
Interest expense	75,965			76,857
Interest income	(1,831)			(2,419)
Equity in losses (earnings) of nonconsolidated affiliates	17,184			(573)
Other expense, net	1,412			20,655
Income before income taxes	139,425			77,300
Income tax expense	26,157			19,232
Net income	113,268			58,068
Net income attributable to noncontrolling interests	8,966			12,242
Net income attributable to common stockholders of Live Nation	$104,302			$45,826

The following table summarizes the components of depreciation and amortization in each respective period:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2016	2015		2016	2015
	(in thousands)			(in thousands)
Depreciation	$36,618	$34,140	7%	$104,100	$97,845	6%
Amortization of intangibles	47,827	42,270	13%	132,992	118,400	12%
Amortization of nonrecoupable ticketing contract advances ***	20,502	22,394	(8)%	56,983	55,171	3%
Amortization of other assets	(84)	250	*	1,166	750	*
	$104,863	$99,054		$295,241	$272,166
___________

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for definition of constant currency.
***
In accounting for the merger between Live Nation and Ticketmaster in January 2010, the nonrecoupable ticketing contract advances that existed at the date of the merger were written off in acquisition accounting in accordance with GAAP. Had we continued amortizing the net book value of these nonrecoupable ticketing contract advances, the amortization above would have been $0.3 million and $0.4 million higher for the three months ended September 30, 2016 and 2015, respectively, and $1.0 million and $1.3 million higher for the nine months ended September 30, 2016 and 2015, respectively.

Equity in losses (earnings) of nonconsolidated affiliates
Equity in losses (earnings) of nonconsolidated affiliates for the nine months ended September 30, 2016 includes the charges discussed above in “—Consolidated Results of Operations” for the three-month period.
Other expense, net
Other expense, net includes the impact of net foreign exchange rate losses of $0.8 million and $31.2 million for the nine months ended September 30, 2016 and 2015, respectively, primarily from revaluation of certain foreign currency denominated net assets held internationally. The 2015 period includes gains of $11.3 million recorded in connection with the consolidation of a festival promotion business, a ticketing company and an artist management business that were previously accounted for as equity investments.
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
Our balance sheet reflects cash and cash equivalents of $1.0 billion at September 30, 2016 and $1.3 billion at December 31, 2015. Included in the September 30, 2016 and December 31, 2015 cash and cash equivalents balances are $547.4 million and $549.0 million, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges that we refer to as client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to clients on a regular basis. Our foreign subsidiaries held approximately $415.4 million in cash and cash equivalents, excluding client cash, at September 30, 2016. We generally do not intend to repatriate these funds, but if we did, we would need to accrue and pay United States federal and state income taxes on any future repatriations, net of applicable foreign tax credits. We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is 90 days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects total net debt of $2.0 billion at each of September 30, 2016 and December 31, 2015. Our weighted-average cost of debt, excluding unamortized debt discounts and debt issuance costs and including the debt premium on our term loans and notes, was 4.3% at September 30, 2016.
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
Sources of Cash
In October 2016, we issued $575 million of 4.875% senior notes due 2024 and amended our senior secured credit facility to provide for (i) a new $190 million term loan A facility, (ii) a new $975 million term loan B facility and (iii) a new $365 million revolving credit facility. The proceeds will be used to repay the $1.005 billion principal balance outstanding on the term loan A and term loan B under the existing senior secured credit facility, to repay the entire $425 million principal amount of our 7% senior notes due 2020 and to pay the related redemption premium of $14.9 million on the senior notes and estimated accrued interest and fees of $38.1 million, leaving approximately $257.0 million for general corporate purposes. We estimate that our cash interest expense will be reduced initially by approximately $2.0 million annually due to the lower interest rate on the 4.875% senior notes due 2024 and the reduction of the interest rate on the term loan B facility from LIBOR plus 2.75% per annum subject to a LIBOR floor of 0.75% to LIBOR plus 2.5% with no LIBOR floor.
Amended Senior Secured Credit Facility
The amended senior secured credit facility provides for (i) a $190 million term loan A facility with a maturity of five years, (ii) a $975 million term loan B facility with a maturity of seven years and (iii) a $365 million revolving credit facility with a maturity of five years. In addition, subject to certain conditions, we have the right to increase such facilities by an amount equal to the sum of $625 million and the aggregate principal amount of voluntary prepayments of the term B loans and permanent reductions of the revolving credit facility commitments, in each case, other than from proceeds of long-term indebtedness, and additional amounts so long as the senior secured leverage ratio calculated on a pro-forma basis (as defined in the agreement) is no greater than 3.25x. The revolving credit facility provides for borrowing up to $365 million with sublimits of up to (i) $150 million for the issuance of letters of credit, (ii) $50 million for swingline loans, (iii) $200 million for borrowings in Euros and British Pounds and (iv) $50 million for borrowings in one or more other approved currencies. The amended senior secured credit facility is secured by a first priority lien on substantially all of our tangible and intangible personal property and our domestic subsidiaries that are guarantors, and by a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of our direct and indirect domestic subsidiaries and 65% of each class of capital stock of any first-tier foreign subsidiaries, subject to certain exceptions.
The interest rates per annum applicable to revolving credit facility loans and the term loan A under the amended senior secured credit facility are, at our option, equal to either LIBOR plus 2.25% or a base rate plus 1.25%, subject to stepdowns based on our net leverage ratio. The interest rates per annum applicable to the term loan B are, at our option, equal to either LIBOR plus 2.50% or a base rate plus 1.50%. We are required to pay a commitment fee of 0.5% per year on the undrawn portion available under the revolving credit facility, subject to a stepdown based on our net leverage ratio, and variable fees on outstanding letters of credit.
For the term loan A, we are required to make quarterly payments ranging from $2.4 million to $28.5 million with the balance due at maturity in October 2021. For the term loan B, we are required to make quarterly payments of $2.4 million with the balance due at maturity in October 2023. We are also required to make mandatory prepayments of the loans under the credit agreement, subject to specified exceptions, from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events.
4.875% Senior Notes
The $575 million senior notes due 2024 bear interest at 4.875%, which is payable semi-annually in cash in arrears on May 1 and November 1 of each year beginning on May 1, 2017, and will mature on November 1, 2024. We may redeem some or all of the notes, at any time prior to November 1, 2019, at a price equal to 100% of the aggregate principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium. We may redeem up to 35% of the aggregate principal amount of the notes from the proceeds of certain equity offerings prior to November 1, 2019, at a price equal to 104.875% of the aggregate principal amount, plus accrued and unpaid interest thereon, if any, to the date of redemption. In addition, on or after November 1, 2019, we may redeem some or all of the notes at any time at the redemption prices specified in the indenture governing the notes, plus any accrued and unpaid interest to the date of redemption. We must make an offer to redeem the notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to the repurchase date, if we experience certain defined changes of control.
Debt Covenants
Our amended senior secured credit facility contains a number of covenants and restrictions that, among other things, requires us to satisfy certain financial covenants and restricts our and our subsidiaries’ ability to incur additional debt, make certain investments and acquisitions, repurchase our stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets, merge or consolidate, and pay dividends and make distributions (with the exception of subsidiary dividends or distributions to the parent company or other subsidiaries on at least a pro-rata basis with any noncontrolling interest partners). Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the credit facility becoming immediately due and payable. The senior secured credit facility agreement has one covenant, measured quarterly, that relates to total leverage. The consolidated total leverage covenant requires us to maintain a ratio of consolidated total funded debt to consolidated EBITDA (both as defined in the credit agreement) of 5.50x over the trailing four consecutive quarters through September 30, 2017. The consolidated total leverage ratio will reduce to 5.25x on December 31, 2017, 5.0x on December 31, 2018, 4.75x on December 31, 2019 and 4.50x on December 31, 2020.
The indentures governing our 5.375% senior notes and 4.875% senior notes contain covenants that limit, among other things, our ability and the ability of our restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make certain distributions, investments and other restricted payments, sell certain assets, agree to any restrictions on the ability of restricted subsidiaries to make payments to us, merge, consolidate or sell all of our assets, create certain liens, and engage in transactions with affiliates on terms that are not on an arms-length basis. Certain covenants, including those pertaining to incurrence of indebtedness, restricted payments, asset sales, mergers, and transactions with affiliates will be suspended during any period in which the notes are rated investment grade by both rating agencies and no default or event of default under the indenture has occurred and is continuing. The 5.375% senior notes and the 4.875% senior notes contain two incurrence-based financial covenants, as defined, requiring a minimum fixed charge coverage ratio of 2.0x and a maximum secured indebtedness leverage ratio of 3.50x.
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
As of September 30, 2016, we believe we were in compliance with all of our debt covenants. We expect to remain in compliance with all of our debt covenants throughout 2016.
Uses of Cash
Acquisitions
When we make acquisitions, the acquired entity may have cash at the time of acquisition. All amounts related to the use of cash for acquisitions discussed in this section are presented net of any cash acquired. During the nine months ended September 30, 2016, we used $113.1 million of cash primarily for the acquisitions of a concert promoter located in Germany, controlling interests in festival and concert promoters located in the United Kingdom and the United States and an artist management business with locations in the United States and Canada. As of the date of acquisition, the acquired businesses had a total of $21.1 million of cash on their balance sheets, primarily related to deferred revenue for future events.
During the nine months ended September 30, 2015, we used $87.4 million of cash primarily for the acquisitions of controlling interests in festival promoters located in the United States and Sweden and a ticketing business located in the United States. As of the date of acquisition, these businesses had a total of $114.6 million of cash on their balance sheets, primarily related to deferred revenue for future events.
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
Our capital expenditures, including accruals but excluding expenditures funded by outside parties such as landlords or replacements funded by insurance proceeds, consisted of the following:

	Nine Months Ended September 30,
	2016	2015 (1)
	(in thousands)
Maintenance capital expenditures	$58,407	$44,347
Revenue generating capital expenditures	62,229	50,085
Total capital expenditures	$120,636	$94,432
___________
(1) Approximately $4.6 million has been reclassified from maintenance to revenue generating capital expenditures from amounts previously reported in 2015. The total capital expenditures are unchanged.
Maintenance capital expenditures during the first nine months of 2016 increased from the same period of the prior year primarily associated with technology systems and enhancements.
Revenue generating capital expenditures during the first nine months of 2016 increased from the same period of the prior year primarily associated with the timing and amount of venue-related projects.
We currently expect capital expenditures to be between approximately $180 million and $185 million for the full year 2016.
Cash Flows

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Cash provided by (used in):
Operating activities	$119,516	$(14,924)
Investing activities	$(260,174)	$(227,124)
Financing activities	$(109,700)	$(33,448)
Operating Activities
Cash provided by operating activities increased $134.4 million for the nine months ended September 30, 2016 as compared to the same period of the prior year. During the first nine months of 2016, we increased our accounts payable and accrued liabilities based on the timing of payments along with higher cash-related net income partially offset by a larger increase in accounts receivable and lower cash received for future events, decreasing deferred revenue, as compared to the same period of the prior year.
Investing Activities
Cash used in investing activities increased $33.1 million for the nine months ended September 30, 2016 as compared to the same period of the prior year primarily due to higher acquisition activity and higher payments for purchases of property, plant, and equipment partially offset by lower advances of notes receivable. See “—Uses of Cash” above for further discussion.
Financing Activities
Cash used in financing activities increased $76.3 million for the nine months ended September 30, 2016 as compared to the same period of the prior year primarily as a result of higher purchases of noncontrolling interests and distributions to noncontrolling interest partners along with higher payments for deferred and contingent consideration due to past acquisitions.

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
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. Our foreign subsidiaries also carry certain net assets or liabilities that are denominated in a currency other than that subsidiary’s functional currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported operating income of $78.4 million for the nine months ended September 30, 2016. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the nine months ended September 30, 2016 by $7.8 million. As of September 30, 2016, our primary foreign exchange exposure included the Euro, British Pound, Australian Dollar and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities. In addition, the reported carrying value of our assets and liabilities, including the total cash and cash equivalents held by our foreign operations, will also be affected by changes in foreign currency exchange rates.
We primarily use forward currency contracts, in addition to options, to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. We also may enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At September 30, 2016, we had forward currency contracts and options outstanding with a notional amount of $45.8 million.
Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $2.1 billion of total debt, excluding debt discounts, issuance costs and premium, outstanding as of September 30, 2016, of which $1.0 billion was fixed-rate debt and $1.1 billion was floating-rate debt.
Based on the amount of our floating-rate debt as of September 30, 2016, each 25-basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $2.6 million when the floor rate is not applicable. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of September 30, 2016 with no subsequent change in rates for the remainder of the period.
We have one interest rate cap agreement with an aggregate notional amount of $7.2 million at September 30, 2016. The interest rate cap agreement ensures that a portion of our floating-rate debt does not exceed 4.25% and expires in June 2018. This agreement has not been designated as a hedging instrument. Therefore, any change in fair value is recorded in earnings during the period of change.
Ratio of Earnings to Fixed Charges
The ratio of earnings to fixed charges is as follows:

Nine months ended September 30,		Year Ended December 31,
2016	2015	2015	2014	2013	2012
2.25	1.66	1.03	*	*	*

*	For the years ended December 31, 2014, 2013 and 2012, fixed charges exceeded earnings before income taxes and fixed charges by $104.0 million, $6.0 million and $142.1 million.
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
There have been no changes to our critical accounting policies during the nine months ended September 30, 2016.
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
Based on their evaluation as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2016.

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