Form 10-K
period 2016-12-31
Live Nation Entertainment, Inc.
filed 2017-02-23
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016,
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock beneficially held by non-affiliates of the registrant was approximately $3.1 billion. (For purposes hereof, directors, executive officers and 10% or greater stockholders have been deemed affiliates).
On February 16, 2017, there were 204,764,010 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 948,686 shares of unvested restricted stock awards and excluding 408,024 shares held in treasury.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

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
Ticketmaster
For periods prior to May 6, 2010, Ticketmaster means Ticketmaster Entertainment LLC and its predecessor companies (including without limitation Ticketmaster Entertainment, Inc.); for periods on and after May 6, 2010, Ticketmaster means the ticketing business of the Company

PART I
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
ITEM 1.    BUSINESS
Our Company
We believe that we are the largest live entertainment company in the world, connecting over 550 million fans across all of our concerts and ticketing platforms in approximately 40 countries in 2016.
We believe we are the largest producer of live music concerts in the world, based on total fans that attend Live Nation events as compared to events of other promoters, connecting more than 71 million fans to nearly 26,300 events for over 3,200 artists in 2016. Live Nation owns, operates, has exclusive booking rights for or has an equity interest in 196 venues, including House of Blues ® music venues and prestigious locations such as The Fillmore in San Francisco, the Hollywood Palladium, the Ziggo Dome in Amsterdam and 3Arena in Ireland.
We believe our global footprint is the world’s largest music advertising network for corporate brands and includes one of the world’s leading ecommerce websites, based on a comparison of gross sales of top internet retailers.
We believe we are the world’s leading live entertainment ticketing sales and marketing company, based on the number of tickets we sell. Ticketmaster provides ticket sales, ticket resale services and marketing and distribution globally through www.ticketmaster.com and www.livenation.com and our other websites, numerous retail outlets and call centers and we sold over 480 million tickets in 2016 through our systems. Ticketmaster serves more than 12,000 clients worldwide across multiple event categories, providing ticketing services for leading arenas, stadiums, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters.
We believe we are one of the world’s leading artist management companies based on the number of artists represented. Our artist management companies manage music artists and acts across all music genres. As of December 31, 2016, we had over 140 managers providing services to more than 500 artists.
Our principal executive offices are located at 9348 Civic Center Drive, Beverly Hills, California 90210 (telephone: 310-867-7000). Our principal website is www.livenationentertainment.com. Live Nation is listed on the New York Stock Exchange, trading under the symbol “LYV.”
Our Strategy
Our strategy is to grow our leadership position in live entertainment, to sell more tickets and increase our revenue, earnings and cash flow. We serve artists, venues and teams to secure content and tickets; we invest in technology to build innovative products which advance our ticketing, advertising and mobile platforms; and we are paid by advertisers that want to connect their brands with our passionate fan base.

Our core businesses surrounding the promotion of live events include ticketing, and sponsorship and advertising. We believe our focus on growing these businesses will increase shareholder value as we continue to enhance our revenue streams and achieve economies of scale with our global platforms. We also continue to strengthen our core operations, further expanding into additional global markets and optimizing our cost structure. Our strategy is to grow and innovate through the initiatives listed below.

•
Expand our Concert Platform. We will deliver more shows, grow our fan base and increase our ticket sales by continuing to build our portfolio of festivals globally, expanding our business into select additional top global music markets, and further building our presence in existing markets. Through our strong partnership with artist managers, we believe we can continue to further expand our concert base by delivering strong and consistent services to our artist managers and their clients.

•
Grow our Revenue per Show. We will grow our revenue per show across our venues through more effective ticket pricing, broader ticketing distribution and more targeted promotional marketing. We will also grow our onsite fan monetization through improved onsite products and services.

•
Sell More Tickets and Invest in Product Improvements. We are focused on selling tickets through a wide set of sales channels, including mobile and online, and leveraging our fan database. We will enhance our API features to reach a broader audience. We will continue to invest in our ticketing platforms and develop innovative products to build fan traffic to our sales channels and drive increased ticket sales.

•
Grow Secondary Ticket Volume. We will grow the volume of secondary tickets sold through a trusted environment for fan ticket exchanges. Globally, we will expand the availability of secondary tickets, allowing our fans to have a dependable, secure destination for secondary ticket acquisition for all events.

•
Grow Sponsorship and Advertising Partnerships. We will continue to drive growth in our sponsorship relationships and capture a larger share of the global music sponsorship market. We will focus on expanding existing partnerships and developing new corporate sponsor partners to provide them with targeted strategic programs, leveraging our 70 million plus fans attending our shows each year.

Our Strengths
We believe we have unique resources that are unmatched in the live entertainment industry.

•	Fans. During 2016, we connected over 550 million fans to their favorite live event. Our database of fans and their interests provides us with the means to efficiently market our shows to them.

•
Artists. We have extensive relationships with artists ranging from those just beginning their careers to established superstars. In 2016, we promoted shows or tours for over 3,200 artists globally. In addition, through our artist management companies, we manage more than 500 artists.

•
Online Services and Ticketing. We own and operate various branded websites, both in the United States and abroad, which are customized to reflect services offered in each jurisdiction. Our primary online websites, www.livenation.com and www.ticketmaster.com, together with our other branded ticketing websites, are designed to promote ticket sales for live events. We also have both Live Nation and Ticketmaster mobile apps that our fans can use to access event information and buy tickets.

•
Distribution Network. We believe that our global distribution network of promoters, venues and festivals provides us with a strong position in the live concert industry. We believe we have one of the largest global networks of live entertainment businesses in the world, with offices in 34 countries worldwide. In addition, we own, operate, have exclusive booking rights for, or have an equity interest in 196 venues located across 11 countries as of the end of 2016, making us, we believe, the second largest operator of music venues in the world. We also believe that we are one of the largest music festival producers in the world with 85 festivals globally. In addition, we believe that our global ticketing distribution network, which includes one of the largest ecommerce sites and apps with over 31 million downloads, and more than 12,000 clients worldwide, makes us the largest ticketing network in the world.

•
Sponsors. We employ a sales force of over 300 people that worked with approximately 900 sponsors during 2016, through a combination of strategic partnerships, local venue-related deals and national agreements, both in North America and internationally. Our sponsors include some of the most well-recognized national and global brands including Citibank, American Express, O2, Anheuser-Busch, Pepsi and AT&T (each of these brands is a registered trademark of the sponsor).

•	Employees. At December 31, 2016, we employed approximately 8,300 full-time employees.

Our History
We were incorporated in Delaware on August 2, 2005 in preparation for the contribution and transfer by Clear Channel of substantially all of its entertainment assets and liabilities to us. We completed this separation on December 21, 2005, and became a publicly traded company on the New York Stock Exchange trading under the symbol “LYV.”
On January 25, 2010, we merged with Ticketmaster and it became a wholly-owned subsidiary of Live Nation. Effective with the merger, Live Nation, Inc. changed its name to Live Nation Entertainment, Inc.
Our Industry
We operate in these main industries within the live entertainment business: live music events and associated venue operations, sponsorship and advertising sales, ticketing services and artist management.
The live music industry includes concert promotion and/or production of music events or tours. Typically, to initiate live music events or tours, booking agents contract with artists to represent them for defined periods. Booking agents then contact promoters, who will contract with them or with artists directly, to arrange events. Promoters earn revenue primarily from the sale of tickets. Artists are paid by the promoter under one of several different formulas, which may include fixed guarantees and/or a percentage of ticket sales or event profits. In addition, promoters may also reimburse artists for certain costs of production, such as sound and lights. Under guaranteed payment formulas, promoters assume the risks of unprofitable events. Promoters may renegotiate lower guarantees or cancel events because of insufficient ticket sales in order to reduce their losses. Promoters can also reduce the risk of losses by entering into global or national touring agreements with artists and including the right to offset lower performing shows against higher performing shows on the tour in the determination of overall artist fees.
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
The sponsorship and advertising industry within the live entertainment business involves the sale of international, national, regional and local advertising and promotional programs to a variety of companies to advertise or promote their brand, product or service. These sponsorships typically include venue naming rights, onsite venue signage, online advertisements and exclusive partner rights in various categories such as credit card, beverage, hotel and telecommunications, and may include event pre-sales and onsite product activation. In addition, online channels offering live streaming and music-related content provide opportunities for advertisers to connect their brands directly with fans and artists.
Ticketing services include the sale of tickets primarily through online and mobile channels but also through phone, outlet and box office channels. Ticketing companies will contract with venues and/or promoters to sell tickets to events over a period of time, generally three to five years. The ticketing company does not set ticket prices or seating charts for events as this information is given to it by the venue and/or promoter in charge of the event. The ticketing company generally gets paid a fixed fee per ticket sold or a percentage of the total ticket service charges. Venues will often also sell tickets through a local box office at the venue using the ticketing company’s technology. The ticketing company will generally not earn a fee on these box office tickets. The ticketing company receives the cash for the ticket sales and related service charges at the time the ticket is sold and periodically remits these receipts to the venue and/or promoter after deducting its fee.
Ticketing resale services refers to the sale of tickets by the holder who originally purchased the tickets from a venue, promoter or other entity, or a ticketing services provider selling on behalf of a venue, promoter or other entity. Resale tickets are also referred to as secondary tickets. Generally, the ticket reseller is paid a service charge when the ticket is resold and the negotiated ticket value is paid to the holder.
Artist managers primarily provide services to music recording artists to manage their careers. The artist manager negotiates on behalf of the artist and is paid a fee, generally as a percentage of the artist’s earnings.
Our Business
Our reportable segments are Concerts, Sponsorship & Advertising, Ticketing and Artist Nation.
Concerts. Our Concerts segment principally involves the global promotion of live music events in our owned or operated venues and in rented third-party venues, the operation and management of music venues, the production of music festivals across the world and the creation of associated content. During 2016, our Concerts business generated $5.9 billion, or 70.3%, of our total revenue. We promoted nearly 26,300 live music events in 2016, including artists such as Beyoncé, Coldplay, Guns N’ Roses, Bruce Springsteen & the E Street Band, Drake and Adele and through festivals such as Austin City Limits,

Lollapolooza, Electric Daisy Carnival, V Festival, Rock Werchter and Reading. While our Concerts segment operates year-round, we generally experience higher revenue during the second and third quarters due to the seasonal nature of shows at our outdoor amphitheaters and festivals, which primarily occur from May through October.
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
Sponsorship & Advertising. Our Sponsorship & Advertising segment employs a sales force that creates and maintains relationships with sponsors through a combination of strategic, international, national and local opportunities that allow businesses to reach customers through our concerts, venue, festivals and ticketing assets, including advertising on our websites. We drive increased advertising scale to further monetize our concerts platform through rich media offerings including advertising associated with live streaming and music-related content. We work with our corporate clients to help create marketing programs that drive their business goals and connect their brands directly with fans and artists. We also develop, book and produce custom events or programs for our clients’ specific brands which are typically experienced exclusively by the clients’ consumers. These custom events can involve live music events with talent and media, using both online and traditional outlets. During 2016, our Sponsorship & Advertising business generated $378 million, or 4.5%, of our total revenue. We typically experience higher revenue in the second and third quarters as a large portion of sponsorships are typically associated with our outdoor venues and festivals, which are primarily used in or occur from May through October.
We believe that we have a unique opportunity to connect the music fan to corporate sponsors and therefore seek to optimize this relationship through strategic sponsorship programs. We continue to also pursue the sale of national and local sponsorships, both domestically and internationally, and placement of advertising, including signage, online advertising and promotional programs. Many of our venues have naming rights sponsorship programs. We believe national and international sponsorships allow us to maximize our network of venues and festivals and to arrange multi-venue or multi-festival branding opportunities for advertisers. Our local and venue-focused sponsorships include venue signage, promotional programs, onsite activation, hospitality and tickets, and are derived from a variety of companies across various industry categories.
Ticketing. Our Ticketing segment is primarily an agency business that sells tickets for events on behalf of our clients and retains a fee, or “service charge,” for these services. We sell tickets for our events and also for third-party clients across multiple live event categories, providing ticketing services for leading arenas, stadiums, amphitheaters, music clubs, concert promoters, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters. We sell tickets through websites, mobile apps, ticket outlets and telephone call centers. During the year ended December 31, 2016, we sold 65%, 27%, 6% and 2% of primary tickets through these channels, respectively. Our Ticketing segment also manages our online activities including enhancements to our websites and product offerings. During 2016, our Ticketing business generated $1.8 billion, or 21.9%, of our total revenue, which excludes the face value of tickets sold. Through all of our ticketing services, we sold 186 million tickets in 2016 on which we were paid fees for our services. In addition, approximately 298 million tickets in total were sold using our Ticketmaster systems, primarily through season seat packages and our venue clients’ box offices, for which we do not receive a fee. Our ticketing sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon event scheduling by our clients. As ticket sales increase, related ticketing operating income generally increases as well.

We sell tickets on behalf of our clients through our ticketing platforms across the world. We generally enter into written agreements with individual clients to provide primary ticketing services for specified multi-year periods, typically ranging from three to five years. Pursuant to these agreements, clients generally determine and then tell us what tickets will be available for sale, when such tickets will go on sale to the public and what the ticket price will be. Agreements with venue clients generally grant us the right to sell tickets for all events presented at the relevant venue for which tickets are made available to the general public. Agreements with promoter clients generally grant us the right to sell tickets for all events presented by a given promoter at any venue, unless that venue is already covered by an existing exclusive agreement with our ticketing business or another ticketing service provider. Where we have exclusive contracts, clients may not utilize, authorize or promote the services of third-party ticketing companies or technologies while under contract with us. While we generally have the right to sell a substantial portion of our clients’ tickets, venue and promoter clients often sell and distribute box office sales and season tickets in-house. In addition, under many written agreements between promoters and our clients, the client often allocates certain tickets for artist, promoter, agent and venue use and does not make those tickets available for sale by us. We also generally allow clients to make a certain limited number of tickets available for sale through fan clubs, or other similar arrangements, from which we generally derive no revenue unless selected by the club to facilitate the sales. As a result, we do not sell all of our clients’ tickets and the amount of tickets that we sell varies from client to client and from event to event, and varies as to any given client from year to year.
We currently offer ticket resale services, sometimes referred to as secondary ticketing, primarily through our integrated inventory platform, league/team platforms and other platforms internationally. We enter into arrangements with ticket resellers to post their ticket inventory for sale at a purchase price equal to a ticket resale price, determined by the ticket reseller, plus a pre-determined service fee to the buyer. The ticket reseller receives the ticket resale price less a predetermined seller service fee.
Artist Nation. Our Artist Nation segment primarily provides management services to music artists and other clients in exchange for a commission on the earnings of these artists. Our Artist Nation segment also creates and sells merchandise for music artists. During 2016, our Artist Nation business generated $422 million, or 5.0%, of our total revenue. Revenue earned from our Artist Nation segment is impacted to a large degree by the touring schedules of the artists we represent and generally we experience higher revenue during the second and third quarters as the period from May through October tends to be a popular time for touring events.
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

•
Clubs—Clubs are indoor venues that are built primarily for music events, but may also include comedy clubs. These venues typically have a capacity of less than 1,000 and often without full fixed seating. Because of their small size, they do not offer as much economic upside, but they also represent less risk to a concert promoter because they have lower fixed costs associated with hosting a concert and also may provide a more appropriately-sized venue for developing artists. Clubs can also be used year-round.

•
House of Blues—House of Blues venues are our branded indoor venues that can offer customers an integrated live music and dining experience. The live music halls are specially designed to provide optimum acoustics and typically can accommodate between 1,000 to 2,000 guests. A full-service restaurant and bar is often located adjacent to the live music hall. We believe that the quality of the food, service and unique atmosphere in our restaurants attracts customers to these venues independently from an entertainment event and generates a significant amount of repeat business from local customers.

•
Festival Sites—Festival sites are outdoor locations used primarily in the summer season to stage large single-day or multi-day concert events featuring several artists on multiple stages. Depending on the location, festival site capacities can range from 10,000 to over 100,000 per day. We believe they are popular because of the value provided to the fan by packaging several artists together for an event. While festival sites only host a few events each year, they can provide higher operating income because we are able to generate income from many different services provided at the event.

The following table summarizes the number of venues by type that we owned, leased, operated, had exclusive booking rights for or had an equity interest in as of December 31, 2016:

Venue Type	Capacity	Owned	Leased	Operated	Exclusive Booking Rights	Equity Interest	Total

Stadium	More than 30,000	—	—	—	1	—	1
Amphitheater	5,000 - 30,000	8	28	7	11	—	54
Arena	5,000 - 20,000	1	4	2	2	1	10
Theater	1,000 - 6,500	7	31	9	15	2	64
Club	Less than 1,000	3	15	1	15	1	35
House of Blues	1,000 - 2,000	2	8	—	—	—	10
Festival Site *	Varies	5	—	—	17	—	22
Total venues in operation		26	86	19	61	4	196

Venues currently under construction		—	4	—	—	—	4
Venues not currently in operation		2	3	—	—	—	5

Total venues in operation by location:
North America		17	66	15	49	3	150
International		9	20	4	12	1	46
__________
* Exclusive booking rights for festival sites includes multi-year agreements providing us the right to use public or private land for a defined period of time leading up to and continuing after the festival.  We may enter into multiple agreements for a single festival site or use the same site for multiple festivals. We have aggregated the agreements for each festival site and reported them as one festival site.
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
Some of our competitors in the live music industry are Anschutz Entertainment Group, or AEG, Dainty Group, Another Planet Entertainment, Jam Productions, Ltd., Bowery Presents, I.M.P, LiveStyle, Inc. and Frank Productions in addition to numerous smaller regional companies and various casinos and venues in North America, Europe, Asia, and Australia. AEG operates under a number of different names including AEG Live, Concerts West, Goldenvoice and The Messina Group. Some of our competitors in the live music industry have a stronger presence in certain markets, have access to other sports and entertainment venues and may have greater financial resources in those markets, which may enable them to gain a greater competitive advantage in relation to us.
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
We experience competition from other national, regional and local primary ticketing service providers to secure new venues and to reach fans for events. Resale, or secondary, ticketing services have created more aggressive buying of primary tickets whereby certain brokers are using automated internet “bot” technology to attempt to buy the best tickets when they go on sale. The internet allows fans and other ticket resellers to reach a vastly larger audience through the aggregation of inventory on online resale websites and marketplaces, and provides consumers with more convenient access to tickets for a larger number and greater variety of events.
We also face significant and increasing competition from companies that sell self-ticketing systems, as well as from venues that choose to integrate self-ticketing systems into their existing operations or acquire primary ticketing service providers. Our main competitors include primary ticketing companies such as Tickets.com, AXS, Paciolan, Inc., CTS Eventim AG, Eventbrite, eTix and Ticketfly and secondary ticketing companies such as StubHub.
In the artist management business, we compete with other artist managers both at larger talent representation companies, such as Red Light Management, as well as smaller artist management companies and individuals.
Government Regulations
We are subject to federal, state and local laws, both domestically and internationally, governing matters such as:

•	construction, renovation and operation of our venues;

•	licensing, permitting and zoning, including noise ordinances;

•	human health, safety and sanitation requirements;

•	the service of food and alcoholic beverages;

•	working conditions, labor, minimum wage and hour, citizenship and employment laws;

•	compliance with the Americans with Disabilities Act of 1990 (“ADA”) and the United Kingdom’s Disability Discrimination Act of 1995 (“DDA”);

•	historic landmark rules;

•	compliance with United States Foreign Corrupt Practices Act, the United Kingdom Bribery Act 2010 and similar regulations in other countries;

•	hazardous and non-hazardous waste and other environmental protection laws;

•	sales and other taxes and withholding of taxes;

•	privacy laws and protection of personally identifiable information;

•	marketing activities via the telephone and online; and

•	primary ticketing and ticket resale services.
We believe that we are in material compliance with these laws. The regulations relating to our food service operations in our venues are many and complex. A variety of regulations at various governmental levels relating to the handling, preparation and serving of food, the cleanliness of food production facilities and the hygiene of food-handling personnel are enforced primarily at the local public health department level.
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

Employees
As of December 31, 2016, we had approximately 8,300 full-time employees, including 5,400 in North America and 2,900 international employees, of which approximately 8,100 were employed in our operations departments and approximately 200 were employed in our corporate group.
Our staffing needs vary significantly throughout the year. Therefore, we also employ part-time and/or seasonal employees, primarily for our live music venues and festivals. As of December 31, 2016, we employed approximately 6,400 seasonal and/or part-time employees and during peak seasonal periods, particularly in the summer months, we employed as many as 28,600 seasonal employees in 2016. The stagehands at some of our venues and other employees are subject to collective bargaining agreements. Our union agreements typically have a term of three years and thus regularly expire and require negotiation in the course of our business. We believe that we enjoy good relations with our employees and other unionized labor involved in our events, and there have been no significant work stoppages in the past three years. Upon the expiration of any of our collective bargaining agreements, however, we may be unable to renegotiate on terms favorable to us, and our business operations at one or more of our facilities may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating our collective bargaining agreements. In addition, our business operations at one or more of our facilities may also be interrupted as a result of labor disputes by outside unions attempting to unionize a venue even though we do not have unionized labor at that venue currently. A work stoppage at one or more of our owned or operated venues or at our promoted events could have a material adverse effect on our business, results of operations and financial condition. We cannot predict the effect that a potential work stoppage will have on our results of operations.
Executive Officers
Set forth below are the names, ages and current positions of our executive officers and other significant employees as of February 16, 2017.

Name	Age	Position

Michael Rapino	51	President, Chief Executive Officer and Director
Ron Bension	62	President–HOB Entertainment
Joe Berchtold	52	Chief Operating Officer
Mark Campana	59	Co-President–North America Concerts
Brian Capo	50	Chief Accounting Officer
Arthur Fogel	63	Chairman–Global Music and President–Global Touring
John Hopmans	58	Executive Vice President–Mergers and Acquisitions and Strategic Finance
John Reid	55	President–Live Nation Europe Concerts
Alan Ridgeway	50	President–International and Emerging Markets
Bob Roux	59	Co-President–North America Concerts
Michael Rowles	51	General Counsel and Secretary
Jared Smith	39	President–Ticketmaster North America
Russell Wallach	51	President–Sponsorships
Kathy Willard	50	Chief Financial Officer
Mark Yovich	42	President–Ticketmaster International
Jordan Zachary	34	Chief Strategy Officer
David Zedeck	52	President–Global Talent and Artist Development
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
John Reid is President of our Europe Concerts division and has served in this capacity since joining us in January 2012. Prior to that, Mr. Reid was the Chief Executive Officer of Warner Music Europe and International Marketing from November 2010 to December 2011.
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
You can find more information about us online at our investor relations website located at www.investors.livenationentertainment.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge on our website as soon as reasonably practicable after we electronically file such material with the SEC. The information posted on or accessible through our website is not incorporated into this annual report on Form 10-K.
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
The live music business is uniquely dependent upon personal relationships, as promoters and executives within live music companies such as ours leverage their existing network of relationships with artists, agents and managers in order to secure the rights to the live music tours and events which are critical to our success. Due to the importance of those industry contacts to our business, the loss of any of our promoters, officers or other key personnel could adversely affect our business. Similarly, the artist management business is dependent upon the highly personalized relationship between a manager and an artist, and the loss of a manager may also result in a loss of the artist represented by the manager, which could adversely affect our business. Although we have entered into long-term agreements with many of those individuals described above to protect our interests in those relationships, we can give no assurance that all or any of these key employees or managers will remain with us or will retain their associations with key business contacts, including music artists.
The success of our ticketing business depends, in significant part, on our ability to maintain and renew relationships with existing clients and to establish new client relationships. We anticipate that, for the foreseeable future, the substantial majority of our Ticketing segment revenue will be derived from both online and mobile as well as direct sales of tickets. We also expect that revenue from primary ticketing services, which consist primarily of per ticket convenience charges and per order service fees, will continue to comprise the substantial majority of our Ticketing segment revenue. We cannot provide assurances that we will be able to maintain existing client contracts, or enter into or maintain new client contracts, on acceptable terms, if at all, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations.
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
Our ticketing business faces significant competition from other national, regional and local primary ticketing service providers to secure new and retain existing clients on a continuous basis. Additionally, we face significant and increasing challenges from companies that sell self-ticketing systems and from clients who choose to self-ticket, through the integration of such systems into their existing operations or the acquisition of primary ticket services providers or by increasing sales through venue box offices and season and subscription sales. We also face competition in the resale of tickets from online auction websites and resale marketplaces and from other ticket resellers with online distribution capabilities. The advent of new technology, particularly as it relates to online ticketing, has amplified this competition. The intense competition that we face in the ticketing industry could cause the volume of our ticketing services business to decline. As we are also a content provider and venue operator we may face direct competition with our prospective or current primary ticketing clients, who primarily include live event content providers. This direct competition with our prospective or current primary ticketing clients could result in a decline in the number of ticketing clients we have and a decline in the volume of our ticketing business, which could adversely affect our business, financial condition and results of operations.
In the secondary ticket sales market, we have restrictions on our business that are not faced by our competitors, which restrictions include those that are self-imposed, imposed as a result of agreements entered into with the Federal Trade Commission (“FTC”) and the Attorneys General of several individual states, and statutory. These restrictions include: restrictions on linking from our page on the www.ticketmaster.com website that informs consumers that no tickets were found in response to their ticket request to our resale ticketing options without first obtaining approval from the State of New Jersey as to any material changes to our current linking practices; a restriction on using or allowing our affiliates to use domain names that, among other things, contain the unique names of venues, sports teams or performers, or contain names that are substantially similar to or are misspelled versions of same; a requirement to clearly and conspicuously disclose on any resale website owned by us or on any primary ticketing website where a link or redirect to such a resale website is posted that it is a resale website and ticket prices often exceed the ticket’s original price; and a requirement to make certain clear and conspicuous disclosures and in certain instances to create separate listings when a ticket being offered for resale is not “in-hand” as well as a requirement to monitor and enforce the compliance of third parties offering tickets on our websites with such disclosure requirements. Our competitors in the secondary ticket sales market are not, to our knowledge, bound by similar restrictions. As a result, our ability to effectively compete in the secondary ticket sales market may be adversely affected, which could in turn adversely affect our business, financial condition and results of operations.
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

•
technological changes and innovations that we are unable to adopt or are late in adopting that offer more attractive entertainment alternatives than we or other live entertainment providers currently offer, which may lead to a reduction in attendance at live events, a loss of ticket sales or lower ticket fees; and

•	other entertainment options available to our audiences that we do not offer.
The success of our ticketing business and other operations depends, in part, on the integrity of our systems and infrastructures, as well as affiliate and third-party computer systems, wifi and other communication systems. System interruption and the lack of integration and redundancy in these systems and infrastructures may have an adverse impact on our business, financial condition and results of operations.
System interruption and the lack of integration and redundancy in the information systems and infrastructures, both of our own ticketing systems and other computer systems and of affiliate and third-party software, wifi and other communications systems service providers on which we rely, may adversely affect our ability to operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. Such interruptions could occur by virtue of natural disaster, malicious actions such as hacking or acts of terrorism or war, or human error. In addition, the loss of some or all of certain key personnel could require us to expend additional resources to continue to maintain our software and systems and could subject us to systems interruptions.
While we have backup systems for certain aspects of our operations, disaster recovery planning by its nature cannot be sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. If any of these adverse events were to occur, it could adversely affect our business, financial condition and results of operations.
Data loss or other breaches of our network security could materially harm our business and results of operations, and the processing, storage, use and disclosure of personal data could give rise to liabilities and additional costs as a result of governmental regulation, litigation and conflicting legal requirements relating to personal privacy rights.
We process, store, use and disclose certain personal information about our customers. Penetration of our network or other misappropriation or misuse of personal information and data, including credit card information, could cause interruptions in our operations and subject us to increased costs, litigation, inquiries and actions from governmental authorities, and financial and other liabilities. In addition, security breaches or the inability to protect our data could lead to increased incidents of ticketing fraud and counterfeit tickets. Security breaches could also significantly damage our reputation with consumers, ticketing clients and other third parties, and impose significant costs related to remediation efforts, such as credit or identity theft monitoring. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, such measures cannot provide absolute security or certainty. It is possible that advances in computer and hacker capabilities, new variants of malware, the development of new penetration methods and tools, inadvertent violations of company policies or procedures or other developments could result in a compromise of information or a breach of the technology and security processes that are used to protect customer information. We have expended significant capital and other resources to protect against and remedy such potential security breaches and their consequences, including the establishment of a dedicated cybersecurity organization within our larger technology environment, and will continue to do so in the future. We also face risks associated with security breaches affecting third parties with which we are affiliated or with which we otherwise conduct business. Consumers are generally concerned with security and privacy of the internet, and any publicized security problems affecting our businesses and/or those of third parties may discourage consumers from doing business with us, which could have an adverse effect on our business, financial condition and results of operations.
In addition to the above concerns related to network and data security, the sharing, use, disclosure and protection of personally identifiable information and other user data are governed by existing and evolving federal, state and international laws. We could be adversely affected if legislation or regulations are expanded to require changes in business practices or privacy policies, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations. As we expand our operations into new jurisdictions worldwide, the costs associated with compliance with these regulations increases. It is possible that government or industry regulation in these markets will require us to deviate from our standard processes, which will increase operational cost and risk.
More specifically, the European Union General Data Protection Regulation (“GDPR”) will become effective for European Union (“E.U.”) member states beginning in May 2018. This comprehensive legislation will harmonize data protection regulations across E.U. member states, while placing many restrictions and burdens on data controllers and processors located both within and outside of the E.U. whose activities involve the personal information of residents of the E.U. Among other requirements applicable to data controllers, the GDPR contains provisions related to accountability obligations to implement, document and demonstrate data protection compliance, the appointment of a Data Protection Officer, consent/withdrawal of consent by data subjects, transparency of information provided to data subjects, data breach notifications to data subjects, and international transfers of data, while providing for fines that can be up to the higher of 4% of a company’s worldwide total revenue or €20 million. We have committed significant capital and personnel resources to ensure that we are in compliance with the GDPR by the time it becomes effective; however, there can be no assurances that we will be successful in these efforts, or that violations will not occur, particularly given the complexity of both the GDPR and our business, as well as the uncertainties that accompany new, comprehensive legislation.
Our failure or the failure of the various third-party vendors and service providers with which we do business to comply with applicable privacy policies or federal, state or international laws and regulations or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage our reputation, discourage potential users from trying our products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers, one or all of which could adversely affect our business, financial condition and results of operations.
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

•	limitations on the enforcement of intellectual property rights;

•	limitations on the ability of foreign subsidiaries to repatriate profits or otherwise remit earnings;

•	adverse tax consequences due both to the complexity of operating across multiple tax regimes as well as changes in, or new interpretations of, international tax treaties and structures;

•	expropriations of property and risks of renegotiation or modification of existing agreements with governmental authorities;

•	diminished ability to legally enforce our contractual rights in foreign countries;

•	limitations on technology infrastructure, which could limit our ability to migrate international operations to a common ticketing system;

•	variability in venue security standards and accepted practices;

•	lower levels of internet usage, credit card usage and consumer spending in comparison to those in the United States; and

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
In foreign countries in which we operate, a risk exists that our employees, contractors or agents could, in contravention of our policies, engage in business practices prohibited by applicable United States laws and regulations, such as the United States Foreign Corrupt Practices Act, as well as the laws and regulations of other countries prohibiting corrupt payments to government officials such as the United Kingdom Bribery Act 2010. We maintain policies prohibiting such business practices and have in place global anti-corruption compliance and training programs designed to ensure compliance with these laws and regulations. Nevertheless, the risk remains that one or more of our employees, contractors or agents, including those based in or from countries where practices that violate such United States laws and regulations or the laws and regulations of other countries may be customary, as well as those associated with newly-acquired businesses, will engage in business practices that are prohibited by our policies, circumvent our compliance programs and, by doing so, violate such laws and regulations. Any such violations, even if prohibited by our internal policies, could result in fines, criminal sanctions against us and/or our employees, prohibitions on the conduct of our business and damage to our reputation, which could adversely affect our business, financial condition and results of operations.
In addition, given our substantial operations in the United Kingdom (the “U.K.”) and the E.U., we face risks and uncertainties due to the recent referendum and approval by voters in the U.K. of an exit from the E.U., commonly referred to as “Brexit.” These risks and uncertainties include potential deterioration in the macroeconomic environment that could lead to less demand for concerts and other live entertainment in the U.K. and the E.U., potential legal and regulatory changes that could, among other things, impact the ease of movement between the U.K. and the E.U. for artists and touring personnel, and exchange rate risks such as the ten percent drop in the U.K. pound sterling against the U.S. dollar that occurred the day after the Brexit referendum, which resulted in higher artist fees in pound sterling terms (see the risk factor captioned “Exchange rates may cause fluctuations in our results of operations that are not related to our operations” below for more discussion of the impact of currency fluctuations on our business). While the full parameters and implications of Brexit are currently unknown, these and other factors, if realized, could adversely affect our business, financial condition and results of operations.
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
Our failure to comply with these laws and regulations could result in fines and/or proceedings against us by governmental agencies and/or consumers, which if material, could adversely affect our business, financial condition and results of operations. While we attempt to conduct our business and operations in a manner that we believe to be in compliance with such laws and regulations, there can be no assurance that a law or regulation will not be interpreted or enforced in a manner contrary to our current understanding of the law or regulation. In addition, the promulgation of new laws, rules and regulations could restrict or unfavorably impact our business, which could decrease demand for services, reduce revenue, increase costs and/or subject us to additional liabilities. For example, some legislatures have proposed laws in the past that would impose potential liability on us and other promoters and producers of live music events for entertainment taxes and for incidents that occur at our events, particularly relating to drugs and alcohol. New legislation could be passed that may negatively impact our business, such as provisions that have recently been proposed in various jurisdictions that would restrict ticketing methods, mandate ticket inventory disclosure and attack current policies governing season tickets for sports teams. Additionally, governmental actions such as the current sanctions by the U.S. Department of the Treasury’s Office of Foreign Assets Control and European regulators on certain Russian individuals and entities could restrict or limit our business activities in certain areas or subject us to sanction for noncompliance, even if inadvertent.
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
Our results may be affected by the outcome of pending and future litigation. Unfavorable rulings in our legal proceedings may have a negative impact on us that may be greater or smaller depending on the nature of the rulings. In addition, we are currently, and from time to time in the future may be, subject to various other claims, investigations, legal and administrative cases and proceedings (whether civil or criminal) or lawsuits by governmental agencies or private parties, as further described in the immediately preceding risk factor. If the results of these investigations, proceedings or suits are unfavorable to us or if we are unable to successfully defend against third-party lawsuits, we may be required to pay monetary damages or may be subject to fines, penalties, injunctions or other censure that could have a material adverse effect on our business, financial condition and results of operations. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could harm our business, financial condition and results of operations.
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
Because we own assets overseas and derive revenue from our international operations, we may incur currency translation losses or gains due to changes in the values of foreign currencies relative to the United States Dollar. We cannot predict the effect of exchange rate fluctuations upon future operating results. For the year ended December 31, 2016, our international operations accounted for approximately 31% of our revenue. We cannot predict the future relationship between the United States Dollar and the currencies used by our international businesses, principally the British Pound, Euro, Australian Dollar and Canadian Dollar. We experienced foreign exchange rate operating income of $2.1 million for the year ended December 31, 2016, and foreign exchange rate operating losses of $24.5 million and $6.2 million for the years ended December 31, 2015 and 2014, respectively, which impacted our operating income. See Item 7A.—Quantitative and Qualitative Disclosures about Market Risk.
We may enter into future acquisitions and take certain actions in connection with such transactions, including actions taken to comply with antitrust, competition and other regulations, that could affect our business and results of operations; if we are unsuccessful in our future acquisition endeavors, our business could be adversely impacted.
Our future growth rate depends in part on our selective acquisition of additional businesses. A portion of our growth has been attributable to acquisitions. We may be unable to identify other suitable targets for further acquisition or make further acquisitions at favorable prices. If we identify a suitable acquisition candidate, our ability to successfully complete the acquisition would depend on a variety of factors, and may include our ability to obtain financing on acceptable terms and requisite government approvals. In addition, the credit agreement for our senior secured credit facility restricts our ability to make certain acquisitions. In connection with future acquisitions, we could take certain actions that could adversely affect our business, including:

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
In the event of actual or threatened terrorism events, some artists may refuse to travel or book tours, which could adversely affect our business. Attendance at events may decline due to fears over terrorism and contagious disease outbreaks, which could adversely impact our operating results. The occurrence or threat of future terrorist attacks, military actions by the United States or others, contagious disease outbreaks, natural disasters such as earthquakes and severe floods or similar events cannot be predicted, and their occurrence can be expected to negatively affect the economies of the United States and other foreign countries where we do business, as well as our operating results.
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
The following table sets forth our operating income (loss) for the last eight fiscal quarters:

Fiscal Quarter Ended	Operating income (loss)
(in thousands)

March 31, 2015	$(23,935)
June 30, 2015	$42,245
September 30, 2015	$153,510
December 31, 2015	$(40,448)
March 31, 2016	$(33,290)
June 30, 2016	$74,159
September 30, 2016	$191,286
December 31, 2016	$(37,215)
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
We also have been granted patents and/or have patent applications pending with the United States Patent and Trademark Office and/or various foreign patent authorities for various proprietary technologies and other inventions.  Any patent application filed may not result in a patent being issued, or existing or future patents may not be adjudicated valid by a court or be afforded adequate protection against competitors with similar technology. Likewise, the issuance of a patent to us does not mean that its processes or inventions will not be found to infringe upon patents or other rights previously issued to third parties. We rely on a combination of laws and contractual restrictions with employees, customers, suppliers, affiliates and others to establish and protect these proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use trade secrets or copyrighted intellectual property without authorization which, if discovered, might require legal action to correct. In addition, third parties may independently and lawfully develop substantially similar intellectual properties.
From time to time, we are subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of the intellectual property rights of third parties. Our failure to protect our intellectual property rights in a meaningful manner or challenges to related contractual rights could result in erosion of brand names and could adversely affect our business, financial condition and results of operations. Therefore, litigation may be necessary in the future to enforce our intellectual property rights, protect trade secrets or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition and results of operations.

Costs associated with, and our ability to obtain, adequate insurance could adversely affect our profitability and financial condition.
We currently secure insurance programs to address our various risks with terms, conditions and costs that are appropriate for our business. However, heightened concerns and challenges regarding property, casualty, liability, business interruption and other insurance coverage have resulted from terrorist and related security incidents along with varying weather-related conditions and incidents. As a result, we may experience increased difficulty obtaining high policy limits of coverage at a reasonable cost, including coverage for acts of terrorism, cyber attacks, weather-related damage and other perils associated with our operations. We have a material investment in property and equipment at each of our venues, which are generally located near major cities and which hold events typically attended by a large number of fans. We also have a significant investment in technology including our ticketing systems. At December 31, 2016, we had property and equipment with a net book value of $751.5 million.
Damage and/or disruption to operational, geographical and situational factors, among others, may result in significant increases in insurance premium costs and difficulties obtaining sufficiently high policy limits with premiums and deductibles that we believe to be reasonable. We cannot guarantee that future increases in insurance costs and difficulties obtaining high policy limits will not adversely impact our profitability, thereby possibly impacting our operating results and growth.
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
We cannot provide assurance that our insurance policy coverage limits, including insurance coverage for property, casualty, liability, artists and business interruption losses and acts of terrorism, would be adequate under the circumstances should one or multiple events occur at or near any of our business locations, or that our insurers would have adequate financial resources to sufficiently or fully pay our related claims or damages. We cannot guarantee that adequate coverage limits will be available, offered at a reasonable cost, or offered by insurers with sufficient financial soundness. The occurrence of such an incident or incidents affecting any one or more of our business facilities could have a material adverse effect on our financial position and future results of operations if asset damage and/or company liability were to exceed insurance coverage limits or if an insurer were unable to sufficiently or fully pay our related claims or damages.
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
As of December 31, 2016, our total indebtedness, excluding unamortized debt discounts and debt issuance costs of $51.5 million was $2.4 billion. Our available borrowing capacity under the revolving portion of our senior secured credit facility at that date was $279.7 million, with outstanding letters of credit of $85.3 million. We may also incur significant additional indebtedness in the future.
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
As of December 31, 2016, $53.3 million of our total indebtedness (excluding interest and unamortized debt discount and debt issuance costs) is due in 2017, $362.9 million is due in the aggregate in 2018 and 2019, $194.5 million is due in the aggregate in 2020 and 2021 and $1.8 billion is due thereafter. In addition, as of December 31, 2016, we had $2.0 billion in operating lease commitments, of which $163.1 million is due in 2017 and $156.0 million is due in 2018. All long-term debt without a stated maturity date is considered current and is reflected here as due in 2017. See the table in Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments—Firm Commitments.

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
We cannot provide assurance that our business will generate sufficient cash flow or that future borrowings will be available to us in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. If our future cash flow from operations and other capital resources is insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional equity capital or restructure or refinance all or a portion of our debt on or before maturity. In addition, the terms of our existing debt, including our senior secured credit facility, and other future debt may limit our ability to pursue any of these alternatives.
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
In addition, the terms of our senior secured credit facility provide that the lenders can require us to repay all outstanding indebtedness upon a change of control. These provisions make an acquisition more costly to a potential acquirer. See Item 7.— Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

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
None.
ITEM 2.    PROPERTIES
As of December 31, 2016, we own, operate or lease 98 entertainment venues and 136 other facilities, including office leases, throughout North America and 33 entertainment venues and 107 other facilities internationally. We believe our venues and facilities are generally well-maintained and in good operating condition and have adequate capacity to meet our current business needs. We have a lease ending June 30, 2020 for our corporate headquarters in Beverly Hills, California, used primarily by our executive group and certain of our domestic operations management staff.
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
None.

PART II—FINANCIAL INFORMATION
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock was listed on the New York Stock Exchange under the symbol “LYV” beginning on December 21, 2005. There were 3,817 stockholders of record as of February 16, 2017. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table presents the high and low sales prices of our common stock on the New York Stock Exchange during the calendar quarter indicated.

	Common Stock Market Price
	High	Low
2015
First Quarter	$26.79	$23.53
Second Quarter	$29.21	$24.98
Third Quarter	$27.91	$22.64
Fourth Quarter	$29.68	$23.46
2016
First Quarter	$24.27	$18.77
Second Quarter	$24.84	$21.00
Third Quarter	$28.10	$23.01
Fourth Quarter	$29.04	$26.41
Dividend Policy
From inception and through December 31, 2016, we have not declared or paid any dividends. We presently intend to retain any future earnings to finance the expansion of our business and to make debt repayments as they become due. Therefore, we do not expect to pay any cash dividends in the foreseeable future. Moreover, the terms of our senior secured credit facility limit the amount of funds that we will have available to declare and distribute as dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of our board of directors in accordance with applicable laws after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, plans for expansion and contractual restrictions with respect to the payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA
The Selected Financial Data should be read in conjunction with Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands except per share data)
Results of Operations Data (1):
Revenue	$8,354,934	$7,245,731	$6,866,964	$6,478,547	$5,819,047
Operating income (loss) (2)	$194,940	131,372	$7,164	$139,660	$(21,639)
Income (loss) before income taxes (2)	$48,326	$6,353	$(99,820)	$(5,137)	$(132,161)
Net income (loss) attributable to common stockholders of Live Nation (3)	$2,942	$(32,508)	$(90,807)	$(43,378)	$(163,227)
Basic and diluted net loss per common share available to common stockholders of Live Nation (4)	$(0.23)	$(0.33)	$(0.49)	$(0.23)	$(0.88)
Cash dividends per share	$—	$—	$—	$—	$—

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data (1):
Total assets	$6,764,266	$6,156,241	$5,968,361	$5,668,360	$5,274,474
Long-term debt, net (including current maturities)	$2,313,053	$2,045,014	$2,043,400	$1,793,726	$1,723,673
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
Executive Overview
Live Nation had another exceptional year in 2016, a year of market and product expansion while achieving new levels in our key financial and operational metrics. Our total revenue for the year was $8.4 billion, making this our eleventh consecutive year of revenue growth, so once again, Live Nation delivered its highest revenue ever this year. Our Concerts, Sponsorship & Advertising and Ticketing segments all reported revenue growth for the sixth consecutive year as a result of both our highest level of attendance at our concerts and record ticket sales in our ticketing business. More than ever, we are seeing the unique power of the live concert experience and the importance of technology to enable fans around the world to connect with artists and each other. Our overall revenue in 2016 increased by $1.1 billion on a reported basis as compared to last year, or $1.2 billion, a 17% increase, without the impact of changes in foreign exchange rates. The increase was largely driven by growth in our Concerts segment with an increase in the number of events, fans, and the revenue we are generating onsite at the events. Ticketing increased as well, with strong growth in concert event sales both in the United States and our international markets as well as the continued expansion of our resale business. Additionally, Sponsorship & Advertising again delivered strong growth over 2015 due to a number of new strategic multi-year deals and continued growth of our festival sales. As the leading global live event and ticketing company, we believe that we are well-positioned to provide the best service to artists, teams, fans and venues and therefore drive growth across all our businesses. We believe that by leveraging our leadership position in the entertainment industry to reach fans through the live concert experience, we will sell more tickets and uniquely engage more advertising partners. By advancing innovation in ticketing technology, we will continue to improve the fan experience by offering increased and more diversified choices in an expanded ticketing marketplace. This gives us a compelling opportunity to grow our fan base and our results.
Our Concerts segment was the largest contributor to our overall revenue growth, with an increase of $909.1 million on a reported basis as compared to last year, or $1.0 billion, a 20% increase, without the impact of changes in foreign exchange rates. This higher revenue was partially due to additional stadium and arena shows both in the United States and internationally, including tours by Beyoncé, Rihanna, Coldplay and Guns N’ Roses. We continued to expand our global festival portfolio in 2016, adding brands like Governors Ball to our leading roster and growing total festival attendance by 15%. Nearly 17 million fans attended our amphitheater shows throughout the year, a record for Live Nation, with Florida Georgia Line, Dave Matthews Band and Luke Bryan all playing to sold out audiences over the summer. The results of our amphitheater onsite business accelerated in 2016 with the introduction of higher-end beer and wine options, premium brand-name food kiosks and restaurants, and “Grab and Go” options. These programs helped grow our ancillary revenue per fan by over 9% in 2016. In our international business, our new promotions business in Germany had an outstanding first year, adding three quarters of a million new fans. We also launched 20 festival apps in Europe and saw our festival attendance grow by 18% year-over-year internationally. Our operating income for the year improved over 2015 largely due to the impact of these business improvements and strategic initiatives mentioned above. We will continue to look for expansion opportunities, both domestically and internationally, as well as ways to market our events more effectively, in order to continue to expand our fan base and geographic reach and to sell more tickets and onsite products.
Our Sponsorship & Advertising segment revenue for the year was up $43.9 million on a reported basis as compared to last year, or $50.7 million, a 15% increase, without the impact of changes in foreign exchange rates. Higher revenue resulted from new clients and increased festival sponsorships. In 2016, we extended agreements with several major clients for multi-year deals that utilize our venue, media and ticketing assets, providing our clients with a unique opportunity to advertise their brands and reward their customers with the rich diversity of live music. We believe this was driven in part by our focus on introducing new amphitheater and festival products as well as adding new sales categories. Operating income for the year improved by 4% on a reported basis which was driven by higher revenue, partially offset by the impact of changes in foreign exchange rates. We believe that our extensive onsite and online reach, global venue distribution network, artist relationships, ticketing operations and live entertainment content are the key to securing long-term sponsorship agreements with major brands, and we plan to expand these assets while extending further into new markets internationally.
Our Ticketing segment revenue for the year increased by $188.4 million on a reported basis as compared to last year, or $212.0 million, a 13% increase, without the impact of changes in foreign exchange rates. This increase was largely due to a 7% growth in primary ticket sales globally, largely driven by increased sales for concert events in North America as well as Europe. As we continued to improve our platform and provide consumers with a broader range of secure ticketing options, visits to our websites increased by 9% in 2016 with 63% of these visits occurring on mobile devices. Our resale business also grew during the year in North America, Europe and Australia, with gross transaction value, or GTV, improving by 24% on a reported basis year-over-year. On the mobile front, 27% of our total tickets were sold via mobile and tablet devices compared to 21% in 2015. Our total mobile ticket sales increased by 36% year-over-year driven, at least in part, by several major improvements we made to our apps and mobile web experience in the year. In 2016, we continued to invest and innovate our ticketing portfolio, opening our platform to new distribution partners and providing clients with new tools. Operating results for the year increased over 2015, largely as a result of strong primary ticket sales as well as our growing resale ticketing business. We will continue to implement new features to drive further expansion of mobile ticket transactions and invest in initiatives aimed at improving the ticket search, purchase and transfer process. As a result, we expect to continue to attract more ticket buyers and enhance the overall fan and venue client experience.
Our Artist Nation segment revenue for the year decreased by $12.5 million on a reported basis as compared to last year, or $7.6 million, a 2% decrease, without the impact of changes in foreign exchange rates, largely driven by the timing of event activity. Artist Nation’s operating results were lower than 2015, again driven by lower event activity. Our Artist Nation segment is focused on managing its existing clients as well as developing new relationships with top artists and extending the various services it provides.

We continue to be optimistic about the long-term potential of our company and are focused on the key elements of our business model: expand our concert platform, sell more tickets and invest in product improvements, grow resale ticket volume and expand sponsorship and advertising results.
Segment Overview
Our reportable segments are Concerts, Sponsorship & Advertising, Ticketing and Artist Nation.
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
Sponsorship & Advertising
Our Sponsorship & Advertising segment employs a sales force that creates and maintains relationships with sponsors through a combination of strategic, international, national and local opportunities that allow businesses to reach customers through our concerts, venue, artist relationship and ticketing assets, including advertising on our websites. We drive increased advertising scale to further monetize our concerts platform through rich media offerings including advertising associated with live streaming and music-related content. We work with our corporate clients to help create marketing programs that drive their business goals and connect their brands directly with fans and artists. We also develop, book and produce custom events or programs for our clients’ specific brands which are typically experienced exclusively by the clients’ consumers. These custom events can involve live music events with talent and media, using both online and traditional outlets. We typically experience higher revenue in the second and third quarters, as a large portion of sponsorships are associated with shows at our outdoor amphitheaters and festivals which primarily occur from May through October.
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
Ticketing
Our Ticketing segment is primarily an agency business that sells tickets for events on behalf of our clients and retains a portion of the service charge for these services. We sell tickets through websites, mobile apps, ticket outlets and telephone call centers. Our ticketing sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon scheduling by our clients. We also offer ticket resale services, sometimes referred to as secondary ticketing, primarily through our integrated inventory platform, league/team platforms and other platforms internationally. Our Ticketing segment also manages our online activities including enhancements to our websites and product offerings. Through our websites, we sell tickets to our own events as well as tickets for our clients and provide event information. Revenue related to ticketing service charges is recognized when the ticket is sold except for our own events where our concert promoters control ticketing and then the revenue is deferred and recognized as the event occurs.
To judge the health of our Ticketing segment, we primarily review the gross transaction value and the number of tickets sold through our primary and secondary ticketing operations, the number of clients renewed or added and the average royalty rate paid to clients who use our ticketing services. In addition, we review the number of visits to our websites, the overall number of customers in our database, the number and percentage of tickets sold via mobile, the number of app installs and gross transaction value and fees related to secondary ticket sales. For business that is conducted in foreign markets, we also compare the operating results from our foreign operations to prior periods without the impact of changes in foreign exchange rates.

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
Key Operating Metrics

	Year Ended December 31,
	2016	2015	2014
	(in thousands except estimated events)
Concerts (1)
Estimated events:
North America	17,554	16,846	15,941
International	8,708	8,665	6,853
Total estimated events	26,262	25,511	22,794
Estimated fans:
North America	48,813	43,739	40,069
International	22,330	19,703	18,486
Total estimated fans	71,143	63,442	58,555
Ticketing (2)
Number of fee-bearing tickets sold	185,543	173,871	163,184
Number of non-fee-bearing tickets sold	298,157	298,549	300,030
Total tickets sold	483,700	472,420	463,214
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

(2)
The number of fee-bearing tickets sold includes primary and secondary tickets that are sold using our Ticketmaster systems or that we issue through affiliates. This metric includes primary tickets sold during the year regardless of event timing except for our own events where our concert promoters control ticketing which are reported as the events occur. The non-fee-bearing tickets sold reported above includes primary tickets sold using our Ticketmaster systems, through season seat packages and our venue clients’ box offices, along with tickets sold on our ‘do it yourself’ platform.

Non-GAAP Measures
Reconciliation of Segment Adjusted Operating Income (Loss)
AOI is a non-GAAP financial measure that we define as operating income (loss) before acquisition expenses (including transaction costs, changes in the fair value of accrued acquisition-related contingent consideration obligations, and acquisition-related severance and compensation), depreciation and amortization (including goodwill impairment), loss (gain) on disposal of operating assets and certain stock-based compensation expense. We use AOI to evaluate the performance of our operating segments. We believe that information about AOI assists investors by allowing them to evaluate changes in the operating results of our portfolio of businesses separate from non-operational factors that affect net income, thus providing insights into both operations and the other factors that affect reported results. AOI is not calculated or presented in accordance with GAAP. A limitation of the use of AOI as a performance measure is that it does not reflect the periodic costs of certain amortizing assets used in generating revenue in our business. Accordingly, AOI should be considered in addition to, and not as a substitute for, operating income (loss), net income (loss), and other measures of financial performance reported in accordance with GAAP. Furthermore, this measure may vary among other companies; thus, AOI as presented herein may not be comparable to similarly titled measures of other companies.

The following table sets forth the reconciliation of AOI to operating income (loss):

	AOI	Non-cash and stock- based compensation expense	Loss (gain) on disposal of operating assets	Depreciation and amortization	Goodwill impairment	Acquisition expenses	Operating income (loss)
			(in thousands)
2016
Concerts	$138,865	$6,708	$(81)	$137,605	$—	$6,765	$(12,132)
Sponsorship & Advertising	247,606	1,295	—	18,206	—	—	228,105
Ticketing	365,278	3,699	68	185,925	—	1,095	174,491
Artist Nation	10,273	3,751	20	57,110	—	550	(51,158)
Other and Eliminations	(13,862)	234	—	372	—	207	(14,675)
Corporate	(108,020)	17,036	117	4,433	—	85	(129,691)
Total	$640,140	$32,723	$124	$403,651	$—	$8,702	$194,940
2015
Concerts	$61,583	$7,028	$430	$146,795	$—	$12,635	$(105,305)
Sponsorship & Advertising	229,859	1,574	—	9,932	—	—	218,353
Ticketing	346,463	2,860	26	184,129	—	1,219	158,229
Artist Nation	33,162	4,918	215	54,980	—	1,232	(28,183)
Other and Eliminations	(2,198)	—	—	(2,085)	—	—	(113)
Corporate	(90,813)	16,981	174	3,490	—	151	(111,609)
Total	$578,056	$33,361	$845	$397,241	$—	$15,237	$131,372
2014
Concerts	$50,547	$6,685	$(2,954)	$115,088	$117,013	$5,171	$(190,456)
Sponsorship & Advertising	213,410	1,396	—	4,281	—	—	207,733
Ticketing	326,121	4,129	(1,583)	204,901	—	1,381	117,293
Artist Nation	48,063	8,994	34	43,343	17,948	566	(22,822)
Other and Eliminations	(102)	—	(29)	(2,062)	—	38	1,951
Corporate	(83,175)	17,825	38	2,592	—	2,905	(106,535)
Total	$554,864	$39,029	$(4,494)	$368,143	$134,961	$10,061	$7,164

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

Segment Operating Results
Concerts
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Year Ended December 31,			% Change 2016 vs 2015	% Change 2015 vs 2014
	2016	2015	2014
	(in thousands)
Revenue	$5,874,089	$4,964,991	$4,726,877	18%	5%
Direct operating expenses	4,981,816	4,220,963	4,016,540	18%	5%
Selling, general and administrative expenses	766,881	702,108	671,646	9%	5%
Depreciation and amortization	137,605	146,795	115,088	(6)%	28%
Goodwill impairment	—	—	117,013	*	*
Loss (gain) on disposal of operating assets	(81)	430	(2,954)	*	*
Operating loss	$(12,132)	$(105,305)	$(190,456)	88%	45%
Operating margin	(0.2)%	(2.1)%	(4.0)%
AOI **	$138,865	$61,583	$50,547	*	22%
AOI margin	2.4%	1.2%	1.1%
_______

*	Percentages are not meaningful.
**	AOI is defined and reconciled to operating income (loss) above.
Year Ended 2016 Compared to Year Ended 2015
Revenue
Concerts revenue increased $909.1 million, or 18%, during the year ended December 31, 2016 as compared to the prior year. Excluding the decrease of $87.8 million related to currency impacts, revenue increased $996.9 million, or 20%, primarily due to more shows and higher average ticket prices in our worldwide stadium, arena and theater and club events and our North America amphitheaters, increased festival activity globally and higher VIP package sales. Additionally, ancillary onsite revenue for our North America amphitheaters increased due to higher attendance and enhanced concession offerings. Concerts had incremental revenue of $204.3 million from the acquisitions of various concert and festival promotion businesses.
Operating results
The improved operating results for Concerts for the year ended December 31, 2016 was primarily driven by strong operating results for our worldwide stadium events and North America amphitheaters and festivals partially offset by higher compensation costs associated with annual salary increases and incentive compensation as a result of the increased operating results, and loss of certain rent credits received in 2015.
Year Ended 2015 Compared to Year Ended 2014
Revenue
Concerts revenue increased $238.1 million, or 5%, during the year ended December 31, 2015 as compared to the prior year. Excluding the decrease of $260.6 million related to currency impacts, revenue increased $498.7 million, or 11%, primarily due to more shows in our North America arenas and amphitheaters, touring events in Asia and Australia, and incremental revenue of $203.3 million from the acquisitions of various festival and concert promoters. These increases were partially offset by fewer shows in North America stadiums.
Operating results
The improved operating results for Concerts for the year ended December 31, 2015 was primarily driven by a goodwill impairment of $117.0 million related to our international concerts business that was recorded in the fourth quarter of 2014 in connection with our annual impairment test. This was partially offset by higher amortization associated with certain revenue generating contracts due to the timing of artists touring, acceleration of depreciation and amortization associated with a change in the estimated useful lives of certain intangible assets and leasehold improvements along with increased compensation costs associated with annual salary increases and headcount growth and higher valuation allowances.

Sponsorship & Advertising
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Year Ended December 31,			% Change 2016 vs 2015	% Change 2015 vs 2014
	2016	2015	2014
	(in thousands)
Revenue	$377,618	$333,726	$300,279	13%	11%
Direct operating expenses	60,218	47,760	37,973	26%	26%
Selling, general and administrative expenses	71,089	57,681	50,292	23%	15%
Depreciation and amortization	18,206	9,932	4,281	83%	*
Operating income	$228,105	$218,353	$207,733	4%	5%
Operating margin	60.4%	65.4%	69.2%
AOI **	$247,606	$229,859	$213,410	8%	8%
AOI margin	65.6%	68.9%	71.1%
_______

*	Percentages are not meaningful.
**	AOI is defined and reconciled to operating income (loss) above.
Year Ended 2016 Compared to Year Ended 2015
Revenue
Sponsorship & Advertising revenue increased $43.9 million, or 13%, during the year ended December 31, 2016 as compared to the prior year. Excluding the decrease of $6.8 million related to currency impacts, revenue increased $50.7 million, or 15%, primarily due to new sponsorship programs, higher online advertising and festival activity in North America along with incremental revenue of $9.3 million from the acquisitions of various festival promotion businesses.
Operating results
The increased operating income for the year ended December 31, 2016 was primarily driven by higher North America sponsorship and festival operating results partially offset by incremental amortization of $9.5 million from the acquisitions noted above, higher reserves for bad debt, increased compensation costs and currency impacts.
Year Ended 2015 Compared to Year Ended 2014
Revenue
Sponsorship & Advertising revenue increased $33.4 million, or 11%, during the year ended December 31, 2015 as compared to the prior year. Excluding the decrease of $18.2 million related to currency impacts, revenue increased $51.6 million, or 17%, primarily due to increased festival activity, new sponsorship programs in North America and incremental revenue of $26.5 million from the acquisitions of various festival and concert promotion businesses.
Operating results
The increased operating income for the year ended December 31, 2015 was primarily driven by increased festival activity and the acquisitions discussed above, partially offset by currency impacts.

Ticketing
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Year Ended December 31,			% Change 2016 vs 2015	% Change 2015 vs 2014
	2016	2015	2014
	(in thousands)
Revenue	$1,827,930	$1,639,564	$1,557,254	11%	5%
Direct operating expenses	956,956	808,697	763,280	18%	6%
Selling, general and administrative expenses	510,490	488,483	473,363	5%	3%
Depreciation and amortization	185,925	184,129	204,901	1%	(10)%
Loss (gain) on disposal of operating assets	68	26	(1,583)	*	*
Operating income	$174,491	$158,229	$117,293	10%	35%
Operating margin	9.5%	9.7%	7.5%
AOI **	$365,278	$346,463	$326,121	5%	6%
AOI margin	20.0%	21.1%	20.9%

_________________

*	Percentages are not meaningful.
**	AOI is defined and reconciled to operating income (loss) above.
Year Ended 2016 Compared to Year Ended 2015
Revenue
Ticketing revenue increased $188.4 million, or 11%, during the year ended December 31, 2016 as compared to the prior year. Excluding the decrease of $23.6 million related to currency impacts, revenue increased $212.0 million, or 13%, primarily due to increased worldwide primary ticket volume and fees, higher North America resale ticket volume and incremental revenue of $10.4 million from the acquisitions of various ticketing businesses.
Operating results
Ticketing operating income increased for the year ended December 31, 2016 primarily due to increased operating results from higher primary and North America resale ticket sales, net of the impact of royalty fees and other costs, partially offset by increased compensation costs driven by higher headcount.
Year Ended 2015 Compared to Year Ended 2014
Revenue
Ticketing revenue increased $82.3 million, or 5%, during the year ended December 31, 2015 as compared to the prior year. Excluding the decrease of $74.0 million related to currency impacts, revenue increased $156.3 million, or 10%, primarily due to increased primary ticket volume, higher resale ticket fees driven by higher concerts and professional sports ticket sales and incremental revenue of $25.3 million from the acquisitions of various ticketing businesses.
Operating results
Ticketing operating income increased for the year ended December 31, 2015 primarily due to increased primary and resale ticket sales and lower amortization associated with certain technology intangible assets that were fully amortized by the fourth quarter of 2014 and lower amortization associated with the 2014 impairment of certain indefinite-lived intangible assets. In 2014, we recorded impairment charges of $9.2 million associated with an indefinite-lived trade name in connection with the decision to rebrand certain markets that were not currently using the Ticketmaster trade name along with the impairment of certain technology intangible assets as it was determined that the estimated undiscounted cash flows associated with the respective intangible asset were less than their carrying value. There were no impairment charges recorded in 2015. These increases were partially offset by higher compensation costs and currency impacts.

Artist Nation
Our Artist Nation segment operating results were, and discussions of significant variances are, as follows:

	Year Ended December 31,			% Change 2016 vs 2015	% Change 2015 vs 2014
	2016	2015	2014
	(in thousands)
Revenue	$421,706	$434,201	$389,437	(3)%	11%
Direct operating expenses	232,555	245,781	212,302	(5)%	16%
Selling, general and administrative expenses	183,179	161,408	138,632	13%	16%
Depreciation and amortization	57,110	54,980	43,343	4%	27%
Goodwill impairment	—	—	17,948	*	*
Loss on disposal of operating assets	20	215	34	*	*
Operating loss	$(51,158)	$(28,183)	$(22,822)	(82)%	(23)%
Operating margin	(12.1)%	(6.5)%	(5.9)%
AOI **	$10,273	$33,162	$48,063	(69)%	(31)%
AOI margin	2.4%	7.6%	12.3%

_______

*	Percentages are not meaningful.
**	AOI is defined and reconciled to operating income (loss) above.
Year Ended 2016 Compared to Year Ended 2015
Revenue
Artist Nation revenue decreased $12.5 million, or 3%, during the year ended December 31, 2016 as compared to the prior year. Excluding the decrease of $4.9 million related to currency impacts, revenue decreased $7.6 million, or 2%, primarily due to lower revenue in our management business driven by the timing of events partially offset by incremental revenue of $15.6 million from the acquisitions of various artist management businesses.
Operating results
The increased operating loss for Artist Nation for the year ended December 31, 2016 was primarily driven by lower event activity and increased compensation costs.
Year Ended 2015 Compared to Year Ended 2014
Revenue
Artist Nation revenue increased $44.8 million, or 11%, during the year ended December 31, 2015 as compared to the prior year. Excluding the decrease of $6.6 million related to currency impacts, revenue increased $51.4 million, or 13%, primarily due to higher revenue in our management business and incremental revenue of $25.3 million from the acquisitions or prospective consolidation of various artist management businesses. These increases were partially offset by lower tour merchandise sales.
Operating results
The operating loss for Artist Nation for the year ended December 31, 2015 was relatively unchanged from 2014 as improved results in our management business and the impact of a goodwill impairment related to our artist services (non-management) business in the fourth quarter of 2014 in connection with our annual impairment test were offset by higher compensation costs.

Consolidated Results of Operations

	Year Ended December 31,					% Change 2016 vs 2015		% Change 2015 vs 2014
	2016			2015	2014
	As Reported	Currency Impacts	Constant Currency**	As Reported	As Reported	As Reported	Constant Currency	As Reported
	(in thousands)
Revenue	$8,354,934	$123,062	$8,477,996	$7,245,731	$6,866,964	15%	17%	6%
Operating expenses:
Direct operating expenses	6,082,708	91,359	6,174,067	5,196,473	4,919,969	17%	19%	6%
Selling, general and administrative expenses	1,548,450	26,054	1,574,504	1,411,855	1,337,316	10%	12%	6%
Depreciation and amortization	403,651	7,249	410,900	397,241	368,143	2%	3%	8%
Goodwill impairment	—	—	—	—	134,961	*	*	*
Loss (gain) on disposal of operating assets	124	469	593	845	(4,494)	*	*	*
Corporate expenses	125,061	17	125,078	107,945	103,905	16%	16%	4%
Operating income	194,940	$(2,086)	$192,854	131,372	7,164	48%	47%	*
Operating margin	2.3%		2.3%	1.8%	0.1%
Interest expense	106,506			102,881	106,312
Loss on extinguishment of debt	14,049			—	188
Interest income	(2,573)			(3,528)	(3,606)
Equity in losses (earnings) of nonconsolidated affiliates	17,802			(1,502)	(4,166)
Other expense, net	10,830			27,168	8,256
Income (loss) before income taxes	48,326			6,353	(99,820)
Income tax expense	28,029			22,122	4,630
Net income (loss)	20,297			(15,769)	(104,450)
Net income (loss) attributable to noncontrolling interests	17,355			16,739	(13,643)
Net income (loss) attributable to common stockholders of Live Nation	$2,942			$(32,508)	$(90,807)

	Year Ended December 31,			% Change 2016 vs 2015	% Change 2015 vs 2014
	2016	2015	2014
	(in thousands)
Depreciation	$139,288	$134,148	$127,168	4%	5%
Amortization of intangibles	178,130	173,959	154,661	2%	12%
Amortization of nonrecoupable ticketing contract advances ***	85,067	86,550	79,357	(2)%	9%
Amortization of other assets	1,166	2,584	1,001	(55)%	*
Impairment of indefinite-lived intangible assets	—	—	5,956	*	*
Depreciation and amortization	$403,651	$397,241	$368,143
________

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for definition of constant currency.
***
In accounting for the merger between Live Nation and Ticketmaster in January 2010, the nonrecoupable ticketing contract advances that existed at the date of the merger were written off in acquisition accounting in accordance with GAAP. Had we continued amortizing the net book value of these nonrecoupable ticketing contract advances, the amortization above would have been $1.3 million, $1.7 million and $7.5 million higher for the years ended December 31, 2016, 2015 and 2014, respectively.

Corporate
Corporate expenses increased $17.1 million, or 16%, during the year ended December 31, 2016 as compared to the prior year primarily due to costs incurred during 2016 associated with the relocation of an office and higher compensation costs driven by higher headcount.
Loss on extinguishment of debt
We recorded a loss on extinguishment of debt of $14.0 million for the year ended December 31, 2016 in connection with the refinancing of the term loans under our senior secured credit facility and the redemption of our 7.0% senior notes in October 2016. These obligations were paid with proceeds from the amended senior secured credit facility and the issuance of 4.875% senior notes due 2024. There were no significant gains or losses on extinguishment of debt recorded in 2015 and 2014.
Equity in losses (earnings) of nonconsolidated affiliates
Equity in losses (earnings) of nonconsolidated affiliates for the year ended December 31, 2016 includes impairment charges of $16.5 million primarily related to investments in a digital content company and an online merchandise company both located in the United States.
Other expense, net
Other expense, net was $10.8 million, $27.2 million and $8.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, and includes net foreign exchange rate losses of $8.8 million, $35.3 million and $28.9 million, respectively, primarily from revaluation of certain foreign currency denominated net assets held internationally. The 2015 net loss was partially offset by remeasurement gains of $9.1 million recorded in connection with the consolidation of a festival promotion business, a ticketing company and an artist management business that were all previously accounted for as equity investments, due to the acquisition of additional interests in the companies. The 2014 net loss was partially offset by a remeasurement gain of $17.1 million recorded in connection with the consolidation of an artist management business that had been previously accounted for as an equity investment, due to a change in the governing agreements.
Income taxes
For the year ended December 31, 2016, we had a net tax expense of $28.0 million on income before income taxes of $48.3 million compared to a net tax expense of $22.1 million on income before income taxes of $6.4 million for 2015. In 2016, income tax expense consisted of $18.2 million related to foreign entities, $5.7 million related to United States federal income taxes and $4.1 million related to state and local income taxes. The net increase is due primarily to expense for valuation allowances established for certain foreign entities and a reduced benefit in 2016 for valuation allowance release in the United States related to acquired deferred tax liabilities.
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
Net income (loss) attributable to noncontrolling interests
Net income (loss) attributable to noncontrolling interests increased $30.4 million to income of $16.7 million during the year ended December 31, 2015 as compared to the prior year primarily due to improved operating results from certain festival businesses and the portion of a 2014 goodwill impairment attributable to noncontrolling interests, partially offset by the prospective consolidation of an artist management company that occurred in 2014.
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
Our balance sheet reflects cash and cash equivalents of $1.5 billion at December 31, 2016 and $1.3 billion at December 31, 2015. Included in the December 31, 2016 and 2015 cash and cash equivalents balance is $591.0 million and $549.0 million, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges that we refer to as client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to clients on a regular basis. Our foreign subsidiaries held approximately $712.5 million in cash and cash equivalents, excluding client cash, at December 31, 2016. We do not intend to repatriate these funds, but if we did, we would need to accrue and pay United States federal and state income taxes on any future repatriations, net of applicable foreign tax credits. We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is 90 days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects total net debt of $2.3 billion and $2.0 billion at December 31, 2016 and 2015, respectively. Our weighted-average cost of debt, excluding the unamortized debt discounts and debt issuance costs on our term loans and notes, was 3.8% at December 31, 2016.
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
For our Concerts segment, we generally receive cash related to ticket revenue at our owned or operated venues and festivals in advance of the event, which is recorded in deferred revenue until the event occurs. With the exception of some upfront costs and artist deposits, which are recorded in prepaid expenses until the event occurs, we pay the majority of event-related expenses at or after the event.
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
Sources of Cash
Senior Secured Credit Facility
In October 2016, we amended our senior secured credit facility. The amended senior secured credit facility provides for (i) a $190 million term loan A, (ii) a $975 million term loan B and (iii) a $365 million revolving credit facility. Subject to certain conditions, we have the right to increase the facility by an amount equal to the sum of $625 million and the aggregate principal amount of voluntary prepayments of the term B loans and permanent reductions of the revolving credit facility commitments, in each case, other than from proceeds of long-term indebtedness, and additional amounts so long as the senior secured leverage ratio calculated on a pro-forma basis (as defined in the credit agreement) is no greater than 3.25x. The revolving credit facility provides for borrowings up to the amount of the facility with sublimits of up to (i) $150 million for the issuance of letters of credit, (ii) $50 million for swingline loans, (iii) $200 million for borrowings in Euros or British Pounds and (iv) $50 million for borrowings in one or more other approved currencies. The senior secured credit facility is secured by (i) a first priority lien on substantially all of the tangible and intangible personal property of our domestic subsidiaries that are guarantors and (ii) a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of our direct and indirect domestic subsidiaries and 65% of each class of capital stock of any first-tier foreign subsidiaries, subject to certain exceptions.
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
For the term loan A, we are required to make quarterly payments increasing over time from $2.4 million to $28.5 million with the balance due at maturity in October 2021. For the term loan B, we are required to make quarterly payments of $2.4 million with the balance due at maturity in October 2023. The revolving credit facility matures in October 2021. We are also required to make mandatory prepayments of the loans under the credit agreement, subject to specified exceptions, from excess cash flow, and with the proceeds of asset sales, debt issuances and specified other events.
During the year ended December 31, 2016, we made principal payments totaling $123.3 million primarily to lenders electing not to convert their outstanding term loans in connection with the October 2016 amendment. At December 31, 2016, the outstanding balances on these term loans, excluding discounts and debt issuance costs, were $1.2 billion. There were no borrowings under the revolving credit facility as of December 31, 2016. Based on our letters of credit of $85.3 million, $279.7 million was available for future borrowings.
4.875% Senior Notes
In October 2016, we issued $575 million of 4.875% senior notes due 2024. Interest on the notes is payable semi-annually in cash in arrears on May 1 and November 1 of each year beginning on May 1, 2017, and will mature in November 2024. We may redeem some or all of the notes, at any time prior to November 1, 2019, at a price equal to 100% of the aggregate principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium. We may redeem up to 35% of the aggregate principal amount of the notes from the proceeds of certain equity offerings prior to November 1, 2019, at a price equal to 104.875% of the aggregate principal amount, plus accrued and unpaid interest thereon, if any, to the date of redemption. In addition, on or after November 1, 2019, we may redeem some or all of the notes at any time at the redemption prices that start at 103.656% of their principal amount, plus any accrued and unpaid interest to the date of redemption. We must make an offer to redeem the notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to the repurchase date, if we experience certain defined changes of control.

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
Extinguishment of Debt
In connection with our debt refinancing in October 2016, we issued $575 million of 4.875% senior notes due 2024 and amended our senior secured credit facility. The amendment to the senior secured credit facility provided the existing term loan A and term loan B lenders with an option to convert their outstanding principal amounts into the new term loans. Excluding the outstanding principal amounts for lenders who elected to convert their outstanding term loans, total proceeds of $858.5 million were used to repay $123.3 million outstanding principal amount of our borrowings under the senior secured credit facility, to repay the entire $425 million principal amount of our 7% senior notes due 2020 and to pay the related redemption premium of $14.9 million on the 7% senior notes and accrued interest and fees of $38.4 million, leaving $256.9 million in additional cash available for general corporate purposes. We recorded $14.0 million as a loss on extinguishment of debt related to this refinancing in 2016.
Debt Covenants
Our senior secured credit facility contains a number of restrictions that, among other things, require us to satisfy a financial covenant and restrict our and our subsidiaries’ ability to incur additional debt, make certain investments and acquisitions, repurchase our stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets, merge or consolidate, and pay dividends and make distributions (with the exception of subsidiary dividends or distributions to the parent company or other subsidiaries on at least a pro-rata basis with any noncontrolling interest partners). Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the credit facility becoming immediately due and payable. The senior secured credit facility agreement has one covenant, measured quarterly, that relates to total leverage. The consolidated total leverage covenant requires us to maintain a ratio of consolidated total funded debt to consolidated EBITDA (both as defined in the credit agreement) of 5.50x over the trailing four consecutive quarters through September 30, 2017. The consolidated total leverage ratio will reduce to 5.25x on December 31, 2017, 5.0x on December 31, 2018, 4.75x on December 31, 2019 and 4.50x on December 31, 2020.
The indentures governing our 4.875% senior notes and 5.375% senior notes contain covenants that limit, among other things, our ability and the ability of our restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make certain distributions, investments and other restricted payments, sell certain assets, agree to any restrictions on the ability of restricted subsidiaries to make payments to us, merge, consolidate or sell all of our assets, create certain liens, and engage in transactions with affiliates on terms that are not on an arms-length basis. Certain covenants, including those pertaining to incurrence of indebtedness, restricted payments, asset sales, mergers, and transactions with affiliates will be suspended during any period in which the notes are rated investment grade by both rating agencies and no default or event of default under the indenture has occurred and is continuing. The 4.875% senior notes and the 5.375% senior notes contain two incurrence-based financial covenants, as defined, requiring a minimum fixed charge coverage ratio of 2.0x and a maximum secured indebtedness leverage ratio of 3.50x.
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
As of December 31, 2016, we believe we were in compliance with all of our debt covenants. We expect to remain in compliance with all of our debt covenants throughout 2017.
Stock Option Exercises
During 2016, 2015 and 2014 we received $20.3 million, $16.3 million and $21.8 million, respectively, of proceeds from the exercise of stock options.
Uses of Cash
Acquisitions
When we make acquisitions, the acquired entity may have cash at the time of acquisition. All amounts related to the use of cash for acquisitions discussed in this section are presented net of any cash acquired. During 2016, we used $211.6 million of cash primarily for the acquisitions of a concert promoter in Germany, controlling interests in festival and concert promoters in the United Kingdom, United States and Sweden and an artist management business with locations in the United States and Canada. These businesses had a total of $39.0 million of cash on their balance sheets primarily related to deferred revenue for future events.
During 2015, we used $89.8 million of cash primarily for the acquisitions of all or part of festival promoters located in the United States, the United Kingdom, and Sweden and a ticketing business located in Canada. As of the date of acquisition, these businesses had a total of $114.6 million of cash on their balance sheets primarily related to deferred revenue for future events.
During 2014, we used $210.2 million of cash primarily for acquisitions of a controlling interest in a festival and concert promoter located in the United States and acquisitions of artist management businesses located in the United States. As of the date of acquisition, these businesses had a total of $34.6 million of cash on their balance sheets, primarily related to deferred revenue for future events.
Purchases and Sales of Noncontrolling Interests, net
In 2016, we used $69.1 million of cash primarily for the acquisition of all or additional equity interests in two artist management businesses located in the United States and a festival and concert promoter located in Australia.
Capital Expenditures
Venue and ticketing operations are capital intensive businesses, requiring continual investment in our existing venues and ticketing systems in order to address audience and artist expectations, technological industry advances and various federal, state and/or local regulations.
We categorize capital outlays between maintenance capital expenditures and revenue generating capital expenditures. Maintenance capital expenditures are associated with the renewal and improvement of existing venues and technology systems, web development and administrative offices. Revenue generating capital expenditures generally relate to the construction of new venues, major renovations to existing buildings or buildings that are being added to our venue network, the development of new ticketing tools and technology enhancements. Revenue generating capital expenditures can also include smaller projects whose purpose is to increase revenue and/or improve operating income. Capital expenditures typically increase during periods when our venues are not in operation since that is the time that such improvements can be completed.
Our capital expenditures, including accruals but excluding expenditures funded by outside parties such as landlords or replacements funded by insurance proceeds, consisted of the following:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Maintenance capital expenditures	$92,125	$79,008	$60,320
Revenue generating capital expenditures	94,702	65,726	73,476
Total capital expenditures	$186,827	$144,734	$133,796

Maintenance capital expenditures for 2016 increased from the prior year primarily associated with technology system enhancements and venue-related projects.
Revenue generating capital expenditures for 2016 increased from the prior year primarily due to development and enhancement of certain venues.
Maintenance capital expenditures for 2015 increased from the prior year primarily due to technology product enhancements.
Revenue generating capital expenditures for 2015 decreased from the prior year primarily due to lower expenditures related to the re-platforming of our ticketing system and development of our integrated resale and primary product.
For the years ended December 31, 2016, 2015 and 2014, $2.8 million, $0.4 million and $4.4 million, respectively, of insurance proceeds and landlord reimbursements have been excluded from capital expenditures in the table above.
We currently expect capital expenditures to be approximately $220 million for the year ending December 31, 2017.
Contractual Obligations and Commitments
Firm Commitments
In addition to the scheduled maturities on our debt, we have future cash obligations under various types of contracts. We lease office space, certain equipment and many of the venues used in our concert operations under long-term operating leases. Some of our lease agreements contain renewal options and annual rental escalation clauses (generally tied to the consumer price index), as well as provisions for our payment of utilities and maintenance. We also have minimum payments associated with non-cancelable contracts related to our operations such as artist guarantee contracts and client ticketing agreements. As part of our ongoing capital projects, we will enter into construction-related commitments for future capital expenditure work. The scheduled maturities discussed below represent contractual obligations as of December 31, 2016 and thus do not represent all expected expenditures for those periods.
The scheduled maturities of our outstanding long-term debt (excluding unamortized debt discounts and issuance costs), future minimum rental commitments under non-cancelable operating lease agreements, minimum payments under other non-cancelable contracts, capital expenditure commitments and expected payments of contingent and deferred consideration liabilities as of December 31, 2016 are as follows:

	Payments Due by Period
	Total	2017	2018-2019	2020-2021	2022 and thereafter
	(in thousands)
Long-term debt obligations, including current maturities:
Term loans and revolving credit facility	$1,160,188	$21,625	$59,875	$154,875	$923,813
4.875% senior notes	575,000	—	—	—	575,000
5.375% senior notes	250,000	—	—	—	250,000
2.5% convertible senior notes (1)	275,000	—	275,000	—	—
Other long-term debt	104,397	31,720	28,025	39,597	5,055
Estimated interest payments (2)	559,738	90,723	168,672	154,502	145,841
Non-cancelable operating leases (3)	2,024,722	163,058	302,374	235,171	1,324,119
Non-cancelable contracts (3)	1,049,893	740,202	262,645	37,410	9,636
Capital expenditures	62,624	34,179	2,600	1,769	24,076
Contingent and deferred consideration	69,529	23,301	34,139	8,944	3,145
Uncertain income tax positions (4)	—	—	—	—	—
Total	$6,131,091	$1,104,808	$1,133,330	$632,268	$3,260,685
(1) On or after November 15, 2018, holders may convert their 2.5% convertible senior notes.
(2) Does not include interest on the revolving credit facility as the balance was zero as of December 31, 2016.
(3) Commitment amounts for non-cancelable operating leases and non-cancelable contracts which stipulate an increase in the commitment amount based on an inflationary index have been estimated using an inflation factor of 1.9% for North America, 3.0% for the United Kingdom, 1.8% for Denmark and 1.7% for the Netherlands.
(4) Does not include $8.3 million of uncertain tax positions due to the unpredictable timing of the future payments.
_____________

During 2006, in connection with our acquisition of a theatrical business, we guaranteed obligations related to a lease agreement. In the event of default, we could be liable for obligations which have future lease payments (undiscounted) of approximately $16.9 million through the end of 2035 which are not reflected in the table above. The scheduled future minimum rentals for this lease for the years 2017 through 2021 are $1.6 million each year. The venues under the lease agreement were included in the sale of our North American theatrical business in 2008. The buyer assumed our obligations under the guaranty, however we remain contingently liable to the lessor. We believe that the likelihood of a material liability being triggered under this lease is remote, and no liability has been accrued for these contingent lease obligations as of December 31, 2016.
Aggregate minimum rentals of $57.4 million to be paid to us in years 2017 through 2023 under non-cancelable subleases are excluded from the commitment amounts in the above table.
Guarantees of Third-Party Obligations
As of December 31, 2016 and 2015, we guaranteed the debt of third parties of approximately $18.0 million and $13.4 million, respectively, primarily related to maximum credit limits on employee and tour-related credit cards and obligations under a venue management agreement.
Cash Flows

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cash provided by (used in):
Operating activities	$597,490	$307,854	$292,166
Investing activities	$(426,477)	$(290,985)	$(392,158)
Financing activities	$99,212	$(44,121)	$225,971
Operating Activities
Year Ended 2016 Compared to Year Ended 2015
Cash provided by operating activities increased $289.6 million for the year ended December 31, 2016 as compared to the prior year. During 2016, our accounts payable and accrued liabilities increased based on the timing of payments, we delivered higher cash-related net income and received more cash for future events, increasing deferred revenue, partially offset by a larger increase in accounts receivable as compared to the prior year.
Year Ended 2015 Compared to Year Ended 2014
Cash provided by operating activities increased $15.7 million for the year ended December 31, 2015 as compared to the prior year. During 2015, we made less advances to artists for future events, decreasing our prepaid expenses and other assets, partially offset by a larger increase in accounts receivable and a decrease in accounts payable and accrued liabilities based on the timing of payments as compared to the prior year.
Investing Activities
Year Ended 2016 Compared to Year Ended 2015
Cash used in investing activities increased $135.5 million for the year ended December 31, 2016 as compared to the prior year due to higher acquisition activity and higher purchases of property, plant and equipment partially offset by lower advances of notes receivable. See “—Uses of Cash” above for further discussion.
Year Ended 2015 Compared to Year Ended 2014
Cash used in investing activities decreased $101.2 million for the year ended December 31, 2015 as compared to the prior year primarily due to lower net acquisition expenditures in 2015 as compared to the prior year. See “—Uses of Cash” above for further discussion.
Financing Activities
Year Ended 2016 Compared to Year Ended 2015
Cash provided by financing activities increased $143.3 million for the year ended December 31, 2016 as compared to the prior year primarily due to net proceeds of $267.3 million received in 2016 from the issuance of the 4.875% senior notes and increased term loan A and term loan B borrowings, after repayment of the 7% senior notes and related costs. The higher net proceeds from the debt issuance were partially offset by higher purchases of noncontrolling interests and distributions to noncontrolling interest partners along with higher payments for deferred and contingent consideration due to past acquisitions.

Year Ended 2015 Compared to Year Ended 2014
Cash used in financing activities increased $270.1 million for the year ended December 31, 2015 as compared to the prior year primarily as a result of net proceeds of $293.8 million received in 2014 from the issuance of the 5.375% senior notes and 2.5% convertible senior notes after repayment of the 2.875% convertible senior notes.
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
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. Our foreign subsidiaries also carry certain net assets or liabilities that are denominated in a currency other than that subsidiary’s functional currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported operating income of $72.0 million for the year ended December 31, 2016. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the year ended December 31, 2016 by $7.2 million. As of December 31, 2016, our most significant foreign exchange exposure included the Euro, British Pound, Australian Dollar and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities. In addition, the reported carrying value of our assets and liabilities, including the total cash and cash equivalents held by our foreign operations, will also be affected by changes in foreign currency exchange rates.
We primarily use forward currency contracts, in addition to options, to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. We also may enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At December 31, 2016, we had forward currency contracts and options outstanding with a notional amount of $173.8 million.
Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $2.4 billion of total debt, excluding unamortized debt discounts and issuance costs, outstanding as of December 31, 2016. Of the total amount, taking into consideration existing interest rate hedges, we had $1.2 billion of fixed-rate debt and $1.2 billion of floating-rate debt.
Based on the amount of our floating-rate debt as of December 31, 2016, each 25-basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $3.0 million when the floor rate is not applicable. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of December 31, 2016 with no subsequent change in rates for the remainder of the period.
We have one interest rate cap agreement with an aggregate notional amount of $6.3 million at December 31, 2016. The interest rate cap agreement ensures that a portion of our floating-rate debt does not exceed 4.25% and expires in June 2018. This agreement has not been designated as a hedging instrument. Therefore, any change in fair value is recorded in earnings during the period of the change.

Recent Accounting Pronouncements
Information regarding recent accounting pronouncements can be found in Item 8.— Financial Statements and Supplementary Data—Note 1—The Company and Summary of Significant Accounting Policies.
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

We test for possible impairment of indefinite-lived intangible assets on at least an annual basis. Based on facts and circumstances, we perform either a qualitative or a quantitative assessment for impairment. If a qualitative assessment is performed, and the existence of events and circumstances indicate that it is more likely than not that an indefinite-lived intangible asset is impaired, we perform the quantitative impairment test by comparing the fair value with the carrying amount. When specific assets are determined to be impaired, the cost basis of the asset is reduced to reflect the current fair value.
When performing quantitative assessments for impairment, we use various assumptions in determining the current fair value of these definite-lived and indefinite-lived intangible assets, including future expected cash flows, discount rates and royalty rates as well as other fair value measures. For intangibles related to artist rights, we use assumptions about future revenue and operating income for the rights acquired. These projections are based on information about the artists’ past results and expectations about future results. Our impairment loss calculations require us to apply judgment in estimating future cash flows, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.
If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results of operations.
Goodwill
We currently have seven reporting units with goodwill balances: International Concerts and North America Concerts within the Concerts segment; Sponsorship & Advertising; International Ticketing and North America Ticketing within the Ticketing segment; and Artist Management and Artist Services (non-management) within the Artist Nation segment.
We review goodwill for impairment annually, as of October 1, using a three-step process. We also test goodwill for impairment in other periods if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount or when we change our operating segments or reporting units.
The first step is a qualitative evaluation as to whether it is more likely than not that the fair value of any of our reporting units is less than its carrying value using an assessment of relevant events and circumstances. Examples of such events and circumstances include historical financial performance, industry and market conditions, macroeconomic conditions, reporting unit-specific events, historical results of goodwill impairment testing, and the timing of the last performance of a quantitative assessment. If any reporting units are concluded to be more likely than not impaired, or if that conclusion cannot be determined qualitatively, a second step is performed for that reporting unit. Regardless, it is our policy that all reporting units undergo a second step at least once every five years. This second step, used to quantitatively screen for potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. The third step, employed for any reporting unit that fails the second step, is used to measure the amount of any potential impairment and compares the implied fair value of the reporting unit’s goodwill with the carrying amount of goodwill. If a reporting unit’s carrying value is negative, we do not follow this three-step process. In this case, a qualitative evaluation is performed to determine whether it is more likely than not that the reporting unit’s goodwill is impaired. If it is, the comparison of the implied fair value of the reporting unit’s goodwill with the carrying amount of goodwill described above is performed. In all three steps, discount rates, market multiples and sensitivity tests are derived and/or computed with the assistance of external valuation consultants. We perform sensitivity analyses when the most likely result is unclear in the first step and for both the second and third steps in our process. Generally, we test for sensitivities to discount rate, revenue growth, market multiples and customer attrition, which are the most significant assumptions.
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
In developing fair values for our reporting units, we may employ a market multiple or a discounted cash flow methodology, or a combination thereof. The market multiple methodology compares us to similar companies on the basis of risk characteristics to determine our risk profile relative to those companies as a group. This analysis generally focuses on both quantitative considerations, which include financial performance and other quantifiable data, and qualitative considerations, which include any factors which are expected to impact future financial performance. The most significant assumptions affecting the market multiple methodology are the market multiples and control premium. A control premium represents the additional value an investor would pay in order to obtain a controlling interest in the respective reporting unit.
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
In 2016, all of our reporting units with goodwill were assessed under the first qualitative step. Five of the reporting units did not advance to the second step. Three of these five reporting units had improved discount rates and considerable excess of fair value over their carrying value in the most recent quantitative tests, while also having mixed results on market multiples and financial results when compared to recent financial expectations. Two out of the five reporting units had varying financial results as compared to recent financial expectations for the current year with slight decreases in market multiples, but both had a significant excess of fair value over their carrying value in the most recent quantitative tests along with improved discount rates. Any further review of these reporting units with sensitivity tests did not change our first step conclusions.
The Artist Management and Artist Services reporting units advanced to the second step and their excess of fair value over carrying value ranged from 20% to 31%. Although both of these reporting units had lower financial results in the current year and mixed results on their market multiples, they had improvements on discount rates. Sensitivity tests on the Artist Management reporting unit showed that a 300-basis point change in the discount rate, an 81% decline in the revenue growth rate, or a 235-basis point change in market multiples was needed to change the conclusion. Sensitivity tests on the Artist Services reporting unit showed that a 220-basis point change in the discount rate, a 71% decline in the revenue growth rate, or a 306-basis point change in market multiples was needed to change the conclusion.
Given the results of the tests performed, although we cannot predict future performance or market conditions, we do not currently believe any of our reporting units are at risk of failing the second step in the near future.
Revenue Recognition
Revenue from the promotion and production of an event is recognized after the show occurs. Revenue related to larger global tours is also recognized after the show occurs; however, any profits related to these tours, primarily related to music tour production and tour management services, is recognized after minimum revenue thresholds, if any, have been achieved. Revenue collected in advance of the event is recorded as deferred revenue until the event occurs. Revenue collected from sponsorships and other revenue, which is not related to any single event, is classified as deferred revenue and generally recognized over the operating season or the term of the contract.
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
Income Taxes
We account for income taxes using the liability method in accordance with the FASB guidance for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if we believe it is more likely than not that some portion or the entire asset will not be realized. As almost all earnings from our continuing foreign operations are permanently reinvested and not distributed, our income tax provision does not include additional United States taxes on those foreign operations. The amount of earnings at December 31, 2016 that has been earned over time, and permanently reinvested, was approximately $1.4 billion. It is not practical to determine the amount of federal and state income taxes, if any, that might become due in the event that any remaining available cash associated with these earnings were distributed.
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
Ratio of Earnings to Fixed Charges
The ratio of earnings to fixed charges is as follows:

Year Ended December 31,
2016	2015	2014	2013	2012
1.38	1.03	*	*	*

*
For the years ended December 31, 2014, 2013 and 2012, fixed charges exceeded earnings from continuing operations before income taxes and fixed charges by $104.0 million, $6.0 million and $142.1 million, respectively.

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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Required information is within Item 7.— Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Live Nation Entertainment, Inc.
We have audited the accompanying consolidated balance sheets of Live Nation Entertainment, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Live Nation Entertainment, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Live Nation Entertainment, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Los Angeles, California
February 23, 2017

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$1,526,591	$1,303,125
Accounts receivable, less allowance of $29,634 and $17,168 in 2016 and 2015, respectively	568,936	452,600
Prepaid expenses	528,250	496,226
Other current assets	49,774	36,364
Total current assets	2,673,551	2,288,315
Property, plant and equipment
Land, buildings and improvements	838,545	840,032
Computer equipment and capitalized software	524,571	505,233
Furniture and other equipment	256,765	233,271
Construction in progress	125,430	47,684
	1,745,311	1,626,220
Less accumulated depreciation	993,775	894,938
	751,536	731,282
Intangible assets
Definite-lived intangible assets, net	812,031	777,763
Indefinite-lived intangible assets	368,766	369,317
Goodwill	1,747,088	1,604,315
Other long-term assets	411,294	385,249
Total assets	$6,764,266	$6,156,241
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$726,475	$662,941
Accounts payable	55,030	58,607
Accrued expenses	781,494	686,664
Deferred revenue	804,973	618,640
Current portion of long-term debt, net	53,317	42,352
Other current liabilities	39,055	32,002
Total current liabilities	2,460,344	2,101,206
Long-term debt, net	2,259,736	2,002,662
Long-term deferred income taxes	197,811	199,472
Other long-term liabilities	149,791	142,267
Commitments and contingent liabilities
Redeemable noncontrolling interests	347,068	263,715
Stockholders’ equity
Preferred stock—Series A Junior Participating, $.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Preferred stock, $.01 par value; 30,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 450,000,000 shares authorized; 204,475,849 and 202,891,231 shares issued and 204,067,825 and 202,483,207 shares outstanding in 2016 and 2015, respectively	2,034	2,020
Additional paid-in capital	2,381,011	2,428,566
Accumulated deficit	(1,073,457)	(1,075,111)
Cost of shares held in treasury (408,024 shares)	(6,865)	(6,865)
Accumulated other comprehensive loss	(176,707)	(111,657)
Total Live Nation stockholders’ equity	1,126,016	1,236,953
Noncontrolling interests	223,500	209,966
Total equity	1,349,516	1,446,919
Total liabilities and equity	$6,764,266	$6,156,241

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015	2014
	(in thousands except share and per share data)
Revenue	$8,354,934	$7,245,731	$6,866,964
Operating expenses:
Direct operating expenses	6,082,708	5,196,473	4,919,969
Selling, general and administrative expenses	1,548,450	1,411,855	1,337,316
Depreciation and amortization	403,651	397,241	368,143
Goodwill impairment	—	—	134,961
Loss (gain) on disposal of operating assets	124	845	(4,494)
Corporate expenses	125,061	107,945	103,905
Operating income	194,940	131,372	7,164
Interest expense	106,506	102,881	106,312
Loss on extinguishment of debt	14,049	—	188
Interest income	(2,573)	(3,528)	(3,606)
Equity in losses (earnings) of nonconsolidated affiliates	17,802	(1,502)	(4,166)
Other expense, net	10,830	27,168	8,256
Income (loss) before income taxes	48,326	6,353	(99,820)
Income tax expense	28,029	22,122	4,630
Net income (loss)	20,297	(15,769)	(104,450)
Net income (loss) attributable to noncontrolling interests	17,355	16,739	(13,643)
Net income (loss) attributable to common stockholders of Live Nation	$2,942	$(32,508)	$(90,807)

Basic and diluted net loss per common share available to common stockholders of Live Nation	$(0.23)	$(0.33)	$(0.49)

Weighted average common shares outstanding:
Basic and diluted	202,076,243	200,973,485	198,874,019

Reconciliation to net loss available to common stockholders of Live Nation:
Net income (loss) attributable to common stockholders of Live Nation	$2,942	$(32,508)	$(90,807)
Accretion of redeemable noncontrolling interests	(49,952)	(33,179)	(5,660)
Basic and diluted net loss available to common stockholders of Live Nation	$(47,010)	$(65,687)	$(96,467)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net income (loss)	$20,297	$(15,769)	$(104,450)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(64,947)	(41,895)	(67,724)
Other	(103)	248	84
Comprehensive loss	(44,753)	(57,416)	(172,090)
Comprehensive income (loss) attributable to noncontrolling interests	17,355	16,739	(13,643)
Comprehensive loss attributable to common stockholders of Live Nation	$(62,108)	$(74,155)	$(158,447)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2013	197,764,109	$1,978	$2,368,281	$(951,796)	$(6,865)	$(2,370)	$180,578	$1,589,806	$61,041
Non-cash and stock-based compensation	—	—	39,029	—	—	—	—	39,029	—
Common stock issued under stock plans, net of shares withheld for employee taxes	897,973	9	(14,902)	—	—	—	—	(14,893)	—
Exercise of stock options	1,769,194	17	21,780	—	—	—	—	21,797	—
Fair value of convertible debt conversion feature, net of issuance costs	—	—	21,444	—	—	—	—	21,444	—
Acquisitions	—	—	—	—	—	—	37,484	37,484	108,104
Purchases of noncontrolling interests	—	—	(3,796)	—	—	—	310	(3,486)	(5,017)
Sales of noncontrolling interests	—	—	(11,748)	—	—	—	(159)	(11,907)	19,246
Redeemable noncontrolling interests fair value adjustments	—	—	(5,660)	—	—	—	—	(5,660)	5,660
Noncontrolling interests contributions	—	—	—	—	—	—	106	106	—
Cash distributions	—	—	—	—	—	—	(30,520)	(30,520)	(1,993)
Other	—	—	—	—	—	—	(5,449)	(5,449)	—
Comprehensive income (loss):
Net income (loss)	—	—	—	(90,807)	—	—	4,543	(86,264)	(18,186)
Foreign currency translation adjustments	—	—	—	—	—	(67,724)	—	(67,724)	—
Other						84		84
Balances at December 31, 2014	200,431,276	2,004	2,414,428	(1,042,603)	(6,865)	(70,010)	186,893	1,483,847	168,855
Non-cash and stock-based compensation	—	—	33,361	—	—	—	—	33,361	—
Common stock issued under stock plans, net of shares withheld for employee taxes	460,418	5	(7,657)	—	—	—	—	(7,652)	—
Exercise of stock options	1,138,891	11	16,269	—	—	—	—	16,280	—
Acquisitions	—	—	—	—	—	—	30,627	30,627	83,263
Purchases of noncontrolling interests	—	—	(6,555)	—	—	—	(3,585)	(10,140)	—
Sales of noncontrolling interests	—	—	11,899	—	—	—	720	12,619	(9,652)
Redeemable noncontrolling interests fair value adjustments	—	—	(33,179)	—	—	—	—	(33,179)	33,179
Noncontrolling interests contributions	—	—	—	—	—	—	255	255	—
Cash distributions	—	—	—	—	—	—	(24,693)	(24,693)	(5,953)
Other	—	—	—	—	—	—	(5,182)	(5,182)	2,215
Comprehensive income (loss):
Net income (loss)	—	—	—	(32,508)	—	—	24,931	(7,577)	(8,192)
Foreign currency translation adjustments	—	—	—	—	—	(41,895)	—	(41,895)	—
Other	—	—	—	—	—	248	—	248	—
Balances at December 31, 2015	202,030,585	2,020	2,428,566	(1,075,111)	(6,865)	(111,657)	209,966	1,446,919	263,715
Non-cash and stock-based compensation	—	—	34,011	(1,288)	—	—	—	32,723	—
Common stock issued under stock plans, net of shares withheld for employee taxes	302,545	3	(4,110)	—	—	—	—	(4,107)	—
Exercise of stock options	1,062,936	11	20,288	—	—	—	—	20,299	—
Acquisitions	—	—	—	—	—	—	40,697	40,697	72,560
Divestitures	—	—	—	—	—	—	(1,856)	(1,856)	—
Purchases of noncontrolling interests	—	—	(49,111)	—	—	—	(14,049)	(63,160)	(12,674)
Sales of noncontrolling interests	—	—	1,424	—	—	—	427	1,851	—
Redeemable noncontrolling interests fair value adjustments	—	—	(49,952)	—	—	—	—	(49,952)	49,952
Cash distributions	—	—	—	—	—	—	(34,285)	(34,285)	(20,846)
Other	—	—	(105)	—	—	—	(399)	(504)	5
Comprehensive income (loss):
Net income (loss)	—	—	—	2,942	—	—	22,999	25,941	(5,644)
Foreign currency translation adjustments	—	—	—	—	—	(64,947)	—	(64,947)	—
Other	—	—	—	—	—	(103)	—	(103)	—
Balances at December 31, 2016	203,396,066	$2,034	$2,381,011	$(1,073,457)	$(6,865)	$(176,707)	$223,500	$1,349,516	$347,068

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
		(as adjusted)
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$20,297	$(15,769)	$(104,450)
Reconciling items:
Depreciation	139,288	134,148	127,168
Amortization	264,363	263,093	240,975
Goodwill impairment	—	—	134,961
Deferred income tax benefit	(7,891)	(9,611)	(17,664)
Amortization of debt issuance costs, discounts and premium, net	12,594	10,885	16,038
Provision for uncollectible accounts receivable and advances	21,681	19,505	6,540
Loss on extinguishment of debt	14,049	—	188
Non-cash compensation expense	32,723	33,361	39,029
Equity in losses (earnings) of nonconsolidated affiliates, net of distributions	27,498	9,436	3,698
Gain on consolidation of nonconsolidated affiliates	(501)	(8,685)	(16,356)
Other, net	(8,801)	5,170	(11,313)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(146,128)	(67,235)	(14,356)
Increase in prepaid expenses and other assets	(129,748)	(122,872)	(231,560)
Increase in accounts payable, accrued expenses and other liabilities	193,775	3,480	45,538
Increase in deferred revenue	164,291	52,948	73,730
Net cash provided by operating activities	597,490	307,854	292,166
CASH FLOWS FROM INVESTING ACTIVITIES
Advances of notes receivable	(17,227)	(28,288)	(34,395)
Investments made in nonconsolidated affiliates	(28,922)	(21,998)	(19,600)
Purchases of property, plant and equipment	(173,827)	(142,491)	(139,587)
Cash paid for acquisitions, net of cash acquired	(211,624)	(89,780)	(210,243)
Purchases of intangible assets	(6,234)	(12,267)	(3,350)
Other, net	11,357	3,839	15,017
Net cash used in investing activities	(426,477)	(290,985)	(392,158)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	844,451	57,276	515,385
Payments on long-term debt including extinguishment costs	(606,831)	(63,569)	(253,773)
Distributions to noncontrolling interests	(55,131)	(30,645)	(32,513)
Purchases and sales of noncontrolling interests, net	(69,106)	(9,752)	(4,391)
Proceeds from exercise of stock options	20,299	16,280	21,797
Payments for deferred and contingent consideration	(20,451)	(6,770)	(5,722)
Other, net	(14,019)	(6,941)	(14,812)
Net cash provided by (used in) financing activities	99,212	(44,121)	225,971
Effect of exchange rate changes on cash and cash equivalents	(46,759)	(51,652)	(43,134)
Net increase (decrease) in cash and cash equivalents	223,466	(78,904)	82,845
Cash and cash equivalents at beginning of period	1,303,125	1,382,029	1,299,184
Cash and cash equivalents at end of period	$1,526,591	$1,303,125	$1,382,029

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for:
Interest, net of interest income	$96,678	$92,620	$89,343
Income taxes, net of refunds	$30,312	$44,287	$41,471

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
History
Live Nation was incorporated in Delaware on August 2, 2005 in preparation for the contribution and transfer by Clear Channel of substantially all of its entertainment assets and liabilities to the Company. The Company completed this separation on December 21, 2005 and became a publicly traded company on the New York Stock Exchange trading under the symbol “LYV.” Prior to this separation, Live Nation was a wholly-owned subsidiary of Clear Channel.
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
Variable Interest Entities
In the normal course of business, the Company enters into joint ventures or makes investments in companies that will allow it to expand its core business and enter new markets. In certain instances, such ventures or investments may be considered a VIE because the equity at risk is insufficient to permit it to carry on its activities without additional financial support from its equity owners. In determining whether the Company is the primary beneficiary of a VIE, it assesses whether it has the power to direct activities that most significantly impact the economic performance of the entity and has the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The activities the Company believes most significantly impact the economic performance of its VIEs include the unilateral ability to approve the annual budget, the unilateral ability to terminate key management and the unilateral ability to approve entering into agreements with artists, among others. The Company has certain rights and obligations related to its involvement in the VIEs, including the requirement to provide operational cash flow funding. As of December 31, 2016 and 2015, excluding intercompany balances and allocated goodwill and intangible assets, there were $186.4 million and $188.6 million of assets and $98.9 million and $91.7 million of liabilities, respectively, related to VIEs included in the balance sheets. None of the Company’s VIEs are significant on an individual basis.

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
Included in the December 31, 2016 and 2015 cash and cash equivalents balance is $591.0 million and $549.0 million, respectively, of cash received that includes the face value of tickets sold on behalf of ticketing clients and the clients’ share of service charges (“client cash”). The Company generally does not utilize client cash for its own financing or investing activities as the amounts are payable to clients on a regular basis. These amounts due to clients are included in accounts payable, client accounts.
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
Ticketing contract advances, which can be either recoupable or non-recoupable, represent amounts paid in advance to the Company’s clients pursuant to ticketing agreements and are reflected in prepaid expenses or in other long-term assets if the amount is expected to be recouped or recognized over a period of more than 12 months. Recoupable ticketing contract advances are generally recoupable against future royalties earned by the clients, based on the contract terms, over the life of the contract. Non-recoupable ticketing contract advances, excluding those amounts paid to support clients’ advertising costs, are fixed additional incentives occasionally paid by the Company to secure exclusive rights with certain clients and are normally amortized over the life of the contract on a straight-line basis. Amortization of these non-recoupable ticketing contract advances is included in depreciation and amortization in the statements of operations. For the years ended December 31, 2016, 2015 and 2014, the Company amortized $85.1 million, $86.6 million and $79.4 million, respectively, related to non-recoupable ticketing contract advances.
Business Combinations
During 2016, 2015 and 2014, the Company completed several acquisitions that were accounted for as business combinations under the acquisition method of accounting. These acquisitions were not significant either on an individual basis or in the aggregate.
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

Property, Plant and Equipment
Property, plant and equipment are stated at cost or fair value at the date of acquisition. Depreciation, which is recorded for both owned assets and assets under capital leases, is computed using the straight-line method over their estimated useful lives, which are typically as follows:
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
Intangible Assets
The Company classifies intangible assets as definite-lived or indefinite-lived. Definite-lived intangibles include revenue-generating contracts, client/vendor relationships, non-compete agreements, venue management and leasehold agreements, technology and trademarks and naming rights, all of which are amortized either on a straight-line basis over the respective lives of the agreements, typically 3 to 15 years, or on a basis more representative of the time pattern over which the benefit is derived. The Company periodically reviews the appropriateness of the amortization periods related to its definite-lived intangible assets. These assets are stated at cost or fair value at the date of acquisition. Indefinite-lived intangibles primarily include trade names. Indefinite-lived intangibles are not subject to amortization, but are reviewed for impairment at least annually.
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
The Company tests for possible impairment of indefinite-lived intangible assets at least annually. Depending on facts and circumstances, qualitative factors may first be assessed to determine whether the existence of events and circumstances indicate that it is more likely than not that an indefinite-lived intangible asset is impaired. If it is concluded that it is more likely than not impaired, the Company performs a quantitative impairment test by comparing the fair value with the carrying amount. If the qualitative assessment is not performed first, the Company performs only this quantitative test. When specific assets are determined to be impaired, the cost basis of the asset is reduced to reflect the current fair value. Any such impairment charge is recorded in depreciation and amortization in the statements of operations. The impairment loss calculations require management to apply judgment in estimating future cash flows, projected expected revenue, discount rates and royalty rates that reflect the risk inherent in future cash flows.
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
In developing fair values for its reporting units, the Company employs a market multiple or a discounted cash flow methodology, or a combination thereof. The market multiple methodology compares the Company to similar companies on the basis of risk characteristics to determine its risk profile relative to those companies as a group. This analysis generally focuses on both quantitative considerations, which include financial performance and other quantifiable data, and qualitative considerations, which include any factors which are expected to impact future financial performance. The most significant assumptions affecting the market multiple methodology are the market multiples used and control premium. A control premium represents the additional value an investor would pay in order to obtain a controlling interest in the respective reporting unit.
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
Income Taxes
The Company accounts for income taxes using the liability method which results in deferred tax assets and liabilities based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if the Company believes it is more likely than not that some portion of or the entire asset will not be realized. As almost all earnings from the Company’s continuing foreign operations are permanently reinvested and not distributed, the Company’s income tax provision does not include additional United States taxes on those foreign operations. The amount of earnings at December 31, 2016 that has been earned over time, and permanently reinvested, was approximately $1.4 billion. It is not practical to determine the amount of federal and state income taxes, if any, that might become due in the event that any remaining available cash associated with these earnings were distributed.
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
Revenue Recognition
Revenue from the promotion and production of an event in the Concerts segment is recognized after the show occurs. Revenue related to larger global tours is also recognized after the show occurs; however, any profits related to these tours, primarily related to music tour production and tour management services, is recognized after minimum revenue guarantee thresholds, if any, have been achieved. Revenue collected in advance of the event is recorded as deferred revenue until the event occurs. Revenue collected from sponsorships and other revenue, which is not related to any single event, is classified as deferred revenue and generally recognized over the operating season or the term of the contract.
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
The Company accounts for taxes that are externally imposed on revenue producing transactions on a net basis.
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
Foreign Currency
Results of operations for foreign subsidiaries and foreign equity investees are translated into United States dollars using the average exchange rates during the year. The assets and liabilities of those subsidiaries and investees are translated into United States dollars using the exchange rates at the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders’ equity in AOCI. Foreign currency transaction gains and losses are included in the statements of operations and include the impact of revaluation of certain foreign currency denominated net assets or liabilities held internationally. For the years ended December 31, 2016, 2015 and 2014, the Company recorded net foreign currency transaction losses of $8.8 million, $35.3 million and $28.9 million, respectively. The Company does not currently have operations in highly inflationary countries.
Advertising Expense
The Company records advertising expense in the year that it is incurred. Throughout the year, general advertising expenses are recognized as they are incurred, but event-related advertising for concerts is recognized once the show occurs. However, all advertising costs incurred during the year and not previously recognized are expensed at the end of the year. Advertising expenses of $311.9 million, $275.6 million and $242.9 million for the years ended December 31, 2016, 2015 and 2014, respectively, were recorded as a component of direct operating expenses. Advertising expenses of $33.2 million, $28.6 million and $28.8 million for the years ended December 31, 2016, 2015 and 2014, respectively, were recorded as a component of selling, general and administrative expenses.
Direct Operating Expenses
Direct operating expenses include artist fees, show-related marketing and advertising expenses, royalties paid to clients for a share of service charges, rent expense for events in third-party venues, credit card fees, telecommunication and data communication costs associated with the Company’s call centers, commissions paid on tickets distributed through independent sales outlets away from the box office, and salaries and wages related to seasonal employees at the Company’s venues along with other costs, including ticket stock and shipping. These costs are primarily variable in nature.
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
Non-cash and Stock-based Compensation
The Company follows the fair value recognition provisions in the FASB guidance for stock compensation. Stock-based compensation expense recognized includes compensation expense for all share-based payments using the estimated grant date fair value. Stock-based compensation expense is adjusted for forfeitures as they occur.
The fair value for options in Live Nation stock is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of the options is amortized to expense on a straight-line basis over the options’ vesting period. The Company uses an expected volatility based on an even weighting of its own traded options and historical volatility. Through December 31, 2016, the Company used the simplified method for estimating the expected life within the valuation model which is the period of time that options granted are expected to be outstanding. The Company used the simplified method as it did not believe its historical experience provided a reasonable basis with which to estimate the expected term due to the impact of a number of divestitures after its inception, the varying vesting terms of awards issued since the Company’s inception and the impact from the type and amount of awards converted pursuant to the Company’s merger with Ticketmaster. Beginning in 2017, the Company will use a weighted-average expected life based on historical experience calculated with the assistance of outside consultants. The risk-free rate for periods within the expected life of the option is based on the United States Treasury note rate.
The fair value of restricted stock, which is generally the stock price on the date of issuance, is amortized to expense on a straight-line basis over the vesting period except for restricted stock awards with minimum performance targets as their vesting condition. These performance awards are amortized to expense on a graded basis over the vesting period to the extent that it is probable that the performance criteria will be met.
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
Reclassifications
In connection with the modified retrospective application of new accounting guidance for employee share-based payment transactions as discussed below, for the years ended December 31, 2015 and 2014, the Company has reclassified $7.7 million and $14.9 million, respectively, of payments for employee taxes, where shares were withheld upon the vesting or exercise of equity awards in order to satisfy the withholding obligation, from operating activities to financing activities within the consolidated statements of cash flows.
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

Recently Issued Pronouncements
In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. The new standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The FASB continues to issue important guidance clarifying certain guidelines of the standard including (1) reframing the indicators in the principal versus agent guidance to focus on evidence that a company is acting as a principal rather than agent and (2) identifying performance obligations and licensing. The standard is effective for annual periods beginning after December 15, 2017 and interim periods within that year. Early adoption of the standard is only permitted for annual periods beginning after December 15, 2016 and interim periods within that year. The guidance should be applied retrospectively, either to each prior period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative-effect adjustment as of the date of adoption.
To assess the impact of the standard, the Company is dedicating certain of its personnel to lead the implementation effort and supplementing them with additional external resources. These personnel read the amended guidance and subsequent clarifications and attended multiple training sessions in order to understand the potential impact the new standard could have on the Company’s revenue streams. Surveys were sent to and completed by divisional finance managers in order to obtain a more detailed understanding of the contracts within each division and follow-up meetings with these divisions were then conducted. Based on the results of these surveys and meetings, the Company judgmentally selected a sample of contracts based on size and complexity and ensuring all major revenue streams were represented. The Company has completed its preliminary review of all the selected contracts and is in the process of compiling and summarizing the results for additional review and analysis.
Based on the work to date, the Company believes it has identified all material contract types and costs that may be impacted by this amended guidance. While it has not completed its assessment, the Company has not identified any changes to the revenue streams representing the majority of reported revenue. For example, the Concerts business represents 70% of the Company’s revenue and the Company believes that the bulk of this revenue will continue to be deferred until the event date under the new standard.
During 2017, the Company will finalize its conclusions and ensure that it can produce the data necessary for the required disclosures along with assessing changes to internal controls and processes that may be required to comply with the new revenue recognition and disclosure requirements. The Company will adopt this standard on January 1, 2018, and is currently assessing which adoption method it will apply.
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
In March 2016, the FASB issued guidance clarifying that the assessment of whether an embedded contingent put or call option is clearly and closely related to the debt instrument only requires an analysis pursuant to the four-step decision sequence outlined in the guidance for embedded derivatives. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within that year. The guidance should be applied to existing debt instruments using a modified retrospective method as of the beginning of the period of adoption. The Company will adopt this standard on January 1, 2017, and the adoption will not impact its financial position or results of operations.
In October 2016, the FASB issued guidance that requires companies to recognize the income tax effects of intercompany sales and transfers of assets, other than inventory, in the period in which the transfer occurs. That is a change from current guidance which requires companies to defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized. The guidance is effective for annual periods beginning after December 15, 2017 and interim periods within that year, and early adoption is permitted. The guidance should be applied on a modified retrospective basis. The Company expects to adopt this standard on January 1, 2018, and is currently evaluating the impact that the standard will have on its financial position and results of operations.
In October 2016, the FASB issued guidance that requires a single decision maker evaluating whether it is the primary beneficiary of a variable interest entity to consider its indirect interests held by related parties that are under common control on a proportionate basis as opposed to considering those interests in their entirety as required by current guidance. The guidance is effective for annual periods beginning after December 15, 2016 and interim periods within that year, and early adoption is permitted. The guidance should be applied retrospectively. The Company will adopt this standard on January 1, 2017, and the adoption will not have a material effect on its financial position and results of operations.
In December 2016, the FASB issued guidance making technical corrections and improvements, which includes an update that directs entities to existing guidance, clarifying how to account for arrangements that include a license to use internal-use software acquired from third-parties. This is a change from current guidance, which did not specify how to account for these types of arrangements. The guidance for this specific technical improvement is effective for annual periods beginning after December 15, 2016 and interim periods within that year, and early adoption is permitted. The guidance should be applied retrospectively. The Company will adopt this guidance on January 1, 2017, and it is not expected to have a material effect on its financial position or results of operations.
In January 2017, the FASB issued guidance that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs. The guidance is effective for annual periods beginning after December 15, 2017 and interim periods within that year, and early adoption is permitted. The guidance should be applied prospectively to any transactions occurring within the period of adoption. The Company expects to adopt this standard on January 1, 2018, and will apply it prospectively to acquisitions beginning on or after January 1, 2018.
In January 2017, the FASB issued guidance that eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The guidance is effective for annual periods beginning after December 15, 2019 and interim periods within that year, and early adoption is permitted. The guidance should be applied prospectively to goodwill impairment tests performed within the period of adoption. The Company is considering early adoption and will apply it prospectively to impairment tests beginning in the year of adoption, but in any event no later than on or after January 1, 2020.

NOTE 2—LONG-LIVED ASSETS
Property, Plant and Equipment
In 2012, an amphitheater in New York that is operated by the Company sustained substantial damage during Hurricane Sandy. During 2014, the Company received the final insurance recovery and recorded a gain of $3.8 million as a component of loss (gain) on disposal of operating assets in the Concerts segment representing the proceeds received in excess of the carrying value of the assets.

Definite-lived Intangible Assets
The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the years ended December 31, 2016 and 2015:

	Revenue- generating contracts	Client / vendor relationships	Trademarks and naming rights	Non-compete agreements	Technology	Venue management and leaseholds	Other	Total
	(in thousands)
Balance as of December 31, 2014:
Gross carrying amount	$635,127	$355,992	$24,266	$123,552	$15,330	$83,322	$3,581	$1,241,170
Accumulated amortization	(272,071)	(123,195)	(8,701)	(98,512)	(4,246)	(50,490)	(1,242)	(558,457)
Net	363,056	232,797	15,565	25,040	11,084	32,832	2,339	682,713
Gross carrying amount:
Acquisitions—current year	119,482	39,113	62,953	5,110	16,230	10,574	17	253,479
Acquisitions—prior year	(8,366)	(4,694)	—	49,851	11	—	—	36,802
Foreign exchange	(15,332)	(8,474)	(664)	(2,159)	(1,306)	(3,784)	—	(31,719)
Other (1)	(30,116)	(2,655)	1	—	—	(24,061)	—	(56,831)
Net change	65,668	23,290	62,290	52,802	14,935	(17,271)	17	201,731
Accumulated amortization:
Amortization	(78,281)	(51,116)	(6,218)	(22,869)	(4,402)	(10,684)	(389)	(173,959)
Foreign exchange	6,494	2,036	340	62	46	1,468	—	10,446
Other (1)	30,115	2,655	1	—	—	24,061	—	56,832
Net change	(41,672)	(46,425)	(5,877)	(22,807)	(4,356)	14,845	(389)	(106,681)
Balance as of December 31, 2015:
Gross carrying amount	700,795	379,282	86,556	176,354	30,265	66,051	3,598	1,442,901
Accumulated amortization	(313,743)	(169,620)	(14,578)	(121,319)	(8,602)	(35,645)	(1,631)	(665,138)
Net	387,052	209,662	71,978	55,035	21,663	30,406	1,967	777,763
Gross carrying amount:
Acquisitions—current year	136,029	42,861	5,100	9,550	24,804	1,449	412	220,205
Acquisitions—prior year	11,404	782	3,618	1,500	—	1,174	—	18,478
Dispositions	—	(2,299)	—	—	—	(1,225)	—	(3,524)
Foreign exchange	(25,360)	(4,528)	(930)	(4,260)	(1,364)	(3,848)	(2)	(40,292)
Other (1)	(62,470)	(14,089)	(6)	(117,152)	(627)	(9,600)	6	(203,938)
Net change	59,603	22,727	7,782	(110,362)	22,813	(12,050)	416	(9,071)
Accumulated amortization:
Amortization	(76,484)	(60,815)	(9,623)	(19,195)	(6,153)	(5,406)	(454)	(178,130)
Dispositions	—	599	—	—	—	22	—	621
Foreign exchange	10,555	1,962	477	1,188	491	1,765	(27)	16,411
Other (1)	62,872	14,089	—	117,227	627	9,600	22	204,437
Net change	(3,057)	(44,165)	(9,146)	99,220	(5,035)	5,981	(459)	43,339
Balance as of December 31, 2016:
Gross carrying amount	760,398	402,009	94,338	65,992	53,078	54,001	4,014	1,433,830
Accumulated amortization	(316,800)	(213,785)	(23,724)	(22,099)	(13,637)	(29,664)	(2,090)	(621,799)
Net	$443,598	$188,224	$70,614	$43,893	$39,441	$24,337	$1,924	$812,031

______________

(1)	Other includes netdowns of fully amortized or impaired assets.
Included in the current year acquisitions amount above for 2016 are definitive-lived intangible assets primarily associated with the acquisitions of controlling interests in festival and concert promoters located in the United States, Australia, Sweden and the United Kingdom, a controlling interest in an artist management business with locations in the United States and Canada, a controlling interest in a digital content company located in the United States, and the remaining interest in a ticketing-related technology business that had previously been accounted for as a cost method investment.
Included in the prior year acquisitions amount above for 2016 are definite-lived intangible assets primarily associated with the acquisition of a controlling interest in a festival promoter located in the United States.
Included in the current year acquisitions amount above for 2015 are definite-lived intangible assets primarily associated with the acquisitions of all or a controlling interest in festival promoters, a venue management business, an artist management business, and a ticketing business all located in the United States and the United Kingdom.
Included in the prior year acquisitions amount above for 2015 are definite-lived intangible assets primarily associated with the prospective consolidation of an artist management business located in the United Kingdom.
The 2016 and 2015 additions to definite-lived intangible assets from acquisitions have weighted-average lives as follows:

	Weighted- Average Life (years)
	2016	2015

Revenue-generating contracts	8	8
Client/vendor relationships	6	6
Trademarks and naming rights	10	10
Non-compete agreements	5	5
Technology	5	6
Venue management and leaseholds	5	8
All categories	7	8
During all years presented, the Company reviewed the carrying value of certain definite-lived intangible assets that management determined would not be renewed or that had an indicator that future operating cash flows may not support its carrying value. It was determined that certain assets were impaired since the estimated undiscounted future cash flows associated with those assets were less than their carrying value. For the year ended December 31, 2014, the Company recorded impairment charges related to definite-lived intangible assets of $11.1 million as a component of depreciation and amortization primarily related to client/vendor relationship intangible assets in the Artist Nation segment and technology intangible assets in the Ticketing segment. See Note 5—Fair Value Measurements for further discussion of the inputs used to determine the fair values. There were no significant impairment charges recorded in 2016 and 2015.
Amortization of definite-lived intangible assets for the years ended December 31, 2016, 2015 and 2014 was $178.1 million, $174.0 million and $154.7 million, respectively.
The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets that exist at December 31, 2016:

(in thousands)
2017	$177,921
2018	$155,754
2019	$131,077
2020	$111,003
2021	$77,837

As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization may vary.

Indefinite-lived Intangibles
The Company has indefinite-lived intangible assets which consists of trade names. These indefinite-lived intangible assets had a carrying value of $368.8 million and $369.3 million as of December 31, 2016 and 2015, respectively.
The Company tests for possible impairment of indefinite-lived intangible assets on at least an annual basis. For the year ended December 31, 2014, the Company recorded an impairment charge of $6.0 million as a component of depreciation and amortization in the Ticketing segment. During 2014, the Company made a decision to rebrand certain of its markets that were not using the Ticketmaster trade name. In connection with the rebranding, it was determined that an indefinite-lived intangible asset for a certain market was fully impaired since the transition to the Ticketmaster trade name was substantially completed for that market during the year. See Note 5—Fair Value Measurements for further discussion of the inputs used to determine the fair value. There were no impairment charges of indefinite-lived intangible assets recorded in 2016 and 2015.
Goodwill
The Company currently has seven reporting units with goodwill balances: International Concerts and North America Concerts within the Concerts segment; Sponsorship & Advertising; International Ticketing and North America Ticketing within the Ticketing segment; and Artist Management and Artist Services (non-management) within the Artist Nation segment. The Company reviews goodwill for impairment annually, as of October 1, using a three-step process: a qualitative review, a quantitative analysis, and a measurement of implied goodwill. In 2016, as part of the Company’s annual test for impairment of goodwill, five reporting units were assessed under the initial qualitative evaluation and did not require a quantitative analysis. These reporting units account for approximately 80% of the Company’s goodwill at December 31, 2016. Considerations included the considerable excess of fair values over carrying values in the most recent quantitative analysis performed together with the following comparison of current information to the most recent quantitative analysis: (a) improved discount rates, (b) varying results on market multiples and (c) for two of the reporting units, financial results outperforming prior expectations and for the other reporting units, financial results that did not meet prior expectations.
Finally, for two reporting units that account for approximately 20% of the Company’s goodwill at December 31, 2016, although these reporting units showed improved discount rates and varying results on market multiples, the qualitative analysis was inconclusive due to declines in recent financial performance against prior expectations. As such, quantitative analysis was performed for these reporting units, but did not require the final step to measure potential impairment as it was determined that no impairment was needed.
The Company performed the quantitative analysis using a combination of a discounted cash flows methodology, which uses both market-based and internal assumptions, and a market multiple methodology, which uses primarily market-based assumptions.
Based upon the results of the annual tests performed, there were no impairment charges recorded in 2016 and 2015. In 2014, the Company recorded impairment charges of $117.0 million and $17.9 million related to its International Concerts and Artist Services (non-management) reporting units, respectively.

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the years ended December 31, 2016 and 2015:

	Concerts	Sponsorship & Advertising	Ticketing	Artist Nation	Total
	(in thousands)
Balance as of December 31, 2014:
Goodwill	$577,891	$302,865	$657,631	$345,513	$1,883,900
Accumulated impairment losses	(386,915)	—	—	(17,948)	(404,863)
Net	190,976	302,865	657,631	327,565	1,479,037

Acquisitions—current year	57,792	43,248	77,951	15,051	194,042
Acquisitions—prior year	(28,472)	(3,274)	10,341	(17,968)	(39,373)
Foreign exchange	(4,440)	(10,758)	(12,098)	(2,095)	(29,391)

Balance as of December 31, 2015:
Goodwill	602,771	332,081	733,825	340,501	2,009,178
Accumulated impairment losses	(386,915)	—	—	(17,948)	(404,863)
Net	215,856	332,081	733,825	322,553	1,604,315

Acquisitions—current year	98,936	45,376	8,671	25,016	177,999
Acquisitions—prior year	(18,906)	18,302	(108)	449	(263)
Dispositions	—	—	—	(323)	(323)
Foreign exchange	(29,143)	67	(3,283)	(2,281)	(34,640)

Balance as of December 31, 2016:
Goodwill	653,658	395,826	739,105	363,362	2,151,951
Accumulated impairment losses	(386,915)	—	—	(17,948)	(404,863)
Net	$266,743	$395,826	$739,105	$345,414	$1,747,088
Included in the current year acquisitions amount above for 2016 is goodwill associated with the acquisitions of controlling interests in festival and concert promoters located in the United States, Australia and the United Kingdom, a controlling interest in an artist management business with locations in the United States and Canada, and a digital content company located in the United States.
Included in the prior year acquisitions amount above for 2016 are net reductions in goodwill resulting from the finalization of accounting for the acquisitions of a controlling interest in a festival promoter located in the United States and a venue management business in New Zealand.
Included in the current year acquisitions amount above for 2015 is goodwill primarily associated with the acquisitions of all or a controlling interest in festival promoters and a ticketing business, all located in the United States.
Included in the prior year acquisitions amount above for 2015 is a reduction of goodwill primarily associated with the finalization of accounting for the acquisition of a controlling interest in a festival and concert promoter in the United States and prospective consolidation of an artist management business located in the United Kingdom.
For the goodwill recognized in connection with the 2016 and 2015 acquisitions, $60.2 million and $107.9 million, respectively, is expected to be deductible for tax purposes.
The Company is in various stages of finalizing its acquisition accounting for recent acquisitions, which include the use of external valuation consultants, and the completion of this accounting could result in a change to the associated purchase price allocations, including goodwill and its allocation between segments.

Investments in Nonconsolidated Affiliates
The Company has investments in various affiliates which are not consolidated and are accounted for under the equity method of accounting. The Company records its investments in these entities in the balance sheet as investments in nonconsolidated affiliates reported as part of other long-term assets. The Company’s interests in these operations are recorded in the statements of operations as equity in losses (earnings) of nonconsolidated affiliates. For the year ended December 31, 2016, the Company’s investments in Venta de Boletos por Computadora S.A. de C.V, a 33% owned ticketing distribution services company, and Vice Nation, LLC, a 60% owned digital content company, are considered significant on an individual basis. In September 2016, a decision was made to change the way the Company creates digital content and not to continue to operate the Vice Nation, LLC joint venture. Summarized balance sheet and income statement information for these entities is as follows (at 100%):

	December 31,
	2016	2015
	(in thousands)
Current assets	$45,432	$63,455
Noncurrent assets	$2,908	$4,474
Current liabilities	$28,510	$38,319
Noncontrolling interests	$355	$403

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Revenue	$47,757	$51,629	$43,490
Operating income	$10,750	$18,062	$19,903
Net income	$4,729	$11,100	$14,452
Net income attributable to the common stockholders of the equity investees	$4,747	$11,019	$14,311
The company reviews its nonconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For the year ended December 31, 2016, the Company recorded impairment charges related to these investments of $16.5 million as equity in losses (earnings) of nonconsolidated affiliates, primarily related to investments in a digital content company and an online merchandise company that are located in the United States. See Note 5—Fair Value Measurements for further discussion of the inputs used to determine the fair values. There were no significant impairments of investments in nonconsolidated affiliates during 2015 and 2014.

NOTE 3—LONG-TERM DEBT
Long-term debt, which includes capital leases, consisted of the following:

	December 31,
	2016	2015
	(in thousands)
Senior Secured Credit Facility:
Term loan A	$187,625	$93,438
Term loan B	972,563	928,625
4.875% Senior Notes due 2024	575,000	—
5.375% Senior Notes due 2022	250,000	250,000
2.5% Convertible Senior Notes due 2019	275,000	275,000
7% Senior Notes due 2020	—	425,000
Other long-term debt	104,397	108,350
Total principal amount	2,364,585	2,080,413
Less unamortized discounts and debt issuance costs	(51,532)	(41,399)
Plus unamortized premium	—	6,000
Total long-term debt net of unamortized discounts, premium and debt issuance costs	2,313,053	2,045,014
Less: current portion	53,317	42,352

Total long-term debt, net	$2,259,736	$2,002,662

Future maturities of long-term debt at December 31, 2016 are as follows:

(in thousands)
2017	$53,345
2018	321,147
2019	41,753
2020	81,552
2021	112,920
Thereafter	1,753,868
Total	$2,364,585
All long-term debt without a stated maturity date is considered current and is reflected as maturing in the earliest period shown in the table above. See Note 5—Fair Value Measurements for discussion of fair value measurement of the Company’s long-term debt.

Senior Secured Credit Facility
In October 2016, the Company amended its senior secured credit facility and now has (i) a $190 million term loan A facility with a maturity of five years, (ii) a $975 million term loan B facility with a maturity of seven years and (iii) a $365 million revolving credit facility with a maturity of five years. Subject to certain conditions, the Company has the right to increase such facilities by an amount equal to the sum of $625 million and the aggregate principal amount of voluntary prepayments of the term B loans and permanent reductions of the revolving credit facility commitment, in each case, other than from proceeds of long-term indebtedness, and additional amounts so long as the senior secured leverage ratio calculated on a pro-forma basis (as defined in the credit agreement) is no greater than 3.25x. The revolving credit facility provides for borrowings up to the amount of the facility with sublimits of up to (i) $150 million for the issuance of letters of credit, (ii) $50 million for swingline loans, (iii) $200 million for borrowings in Euros or British Pounds and (iv) $50 million for borrowings in one or more other approved currencies. The senior secured credit facility is secured by (i) a first priority lien on substantially all of the tangible and intangible personal property of the Company and the domestic subsidiaries that are guarantors and (ii) a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of the Company’s direct and indirect domestic subsidiaries and 65% of each class of capital stock of any first-tier foreign subsidiaries, subject to certain exceptions.
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
For the term loan A, the Company is required to make quarterly payments increasing over time from $2.4 million to $28.5 million with the balance due at maturity in October 2021. For the term loan B, the Company is required to make quarterly payments of $2.4 million with the balance due at maturity in October 2023. The Company is also required to make mandatory prepayments of the loans under the credit agreement, subject to specified exceptions, from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events.
Based on the Company’s outstanding letters of credit of $85.3 million, $279.7 million was available for future borrowings under the revolving credit facility at December 31, 2016.
4.875% Senior Notes
In October 2016, the Company issued $575 million of 4.875% senior notes due 2024. Interest on the notes is payable semi-annually in cash in arrears on May 1 and November 1 of each year beginning on May 1, 2017, and will mature on November 1, 2024. The Company may redeem some or all of the notes, at any time prior to November 1, 2019, at a price equal to 100% of the aggregate principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium. The Company may redeem up to 35% of the aggregate principal amount of the notes from the proceeds of certain equity offerings prior to November 1, 2019, at a price equal to 104.875% of the aggregate principal amount, plus accrued and unpaid interest thereon, if any, to the date of redemption. In addition, on or after November 1, 2019, the Company may redeem some or all of the notes at any time at the redemption prices that start at 103.656% of their principal amount, plus any accrued and unpaid interest to the date of redemption. The Company must make an offer to redeem the notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to the repurchase date, if it experiences certain defined changes of control.
5.375% Senior Notes
At December 31, 2016, the Company had $250 million of 5.375% senior notes due 2022 outstanding. Interest on the notes is payable semiannually in arrears on June 15 and December 15, and the notes will mature on June 15, 2022. The Company may redeem some or all of the notes at any time prior to June 15, 2017 at a price equal to 100% of the principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium. The Company may also redeem up to 35% of the aggregate principal amount of the notes from the proceeds of certain equity offerings prior to June 15, 2017, at a price equal to 105.375% of the principal amount, plus any accrued and unpaid interest. In addition, on or after June 15, 2017, the Company may redeem at its option some or all of the notes at redemption prices that start at 104.0313% of their principal amount, plus any accrued and unpaid interest to the date of redemption. The Company must make an offer to redeem the notes at 101% of the aggregate principal amount, plus any accrued and unpaid interest to the repurchase date, if it experiences certain defined changes of control.
2.5% Convertible Senior Notes
At December 31, 2016, the Company had $275 million of convertible senior notes due 2019 outstanding. The notes pay interest semiannually in arrears on May 15 and November 15 at a rate of 2.5% per annum. The notes will mature on May 15, 2019, and may not be redeemed by the Company prior to the maturity date. The notes will be convertible, under certain circumstances, until November 15, 2018, and on or after such date without condition, at an initial conversion rate of 28.8363 shares of the Company’s common stock per $1,000 principal amount of notes, subject to adjustment, which represents a 52.5% conversion premium based on the last reported sale price for the Company’s common stock of $22.74 on May 19, 2014. Upon conversion, the notes may be settled in shares of common stock or, at the Company’s election, cash or a combination of cash and shares of common stock. Assuming the Company fully settled the notes in shares, the maximum number of shares that could be issued to satisfy the conversion is currently 7.9 million.
If the Company experiences a fundamental change, as defined in the indenture governing the notes, the holders of the 2.5% convertible senior notes may require the Company to purchase for cash all or a portion of their notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any.
The carrying amount of the equity component of the notes is $22.0 million and the principal amount of the liability component (face value of the notes) is $275 million. As of December 31, 2016, the remaining period for the debt discount was approximately two years and the value of the notes, if converted and fully settled in shares, did not exceed the principal amount of the notes. As of December 31, 2016 and 2015, the effective interest rate on the liability component of the notes was 5.0%.
The following table summarizes the amount of pre-tax interest cost recognized on the 2.5% convertible senior notes and the Company’s 2.875% convertible senior notes which were redeemed in September 2014:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Interest cost recognized relating to:
Contractual interest coupon	$6,875	$6,856	$8,701
Amortization of debt discount	4,833	4,599	10,165
Amortization of debt issuance costs	1,358	1,355	1,175
Total interest cost recognized on the notes	$13,066	$12,810	$20,041
Other Long-term Debt
As of December 31, 2016, other long-term debt includes capital leases of $10.0 million, debt to noncontrolling interest partners of $35.9 million and $31.2 million of a subsidiary’s term loan and revolving credit facility. Total notes payable consist primarily of 28 notes with a weighted average cost of debt of 4.2% and maturities of up to five years.
Debt Extinguishment
In connection with its debt refinancing in October 2016, the Company issued $575 million of 4.875% senior notes due 2024 and amended its senior secured credit facility. The amendment to the senior secured credit facility provided the existing term loan A and term loan B lenders with an option to convert their outstanding principal amounts into the new term loans. Excluding the outstanding principal amounts for lenders who elected to convert their outstanding term loans, total proceeds of $858.5 million were used to repay $123.3 million outstanding principal amount of the Company’s borrowings under the senior secured credit facility, to repay the entire $425 million principal amount of the Company’s 7% senior notes due 2020 and to pay the related redemption premium of $14.9 million on the 7% senior notes and accrued interest and fees of $38.4 million, leaving $256.9 million in additional cash available for general corporate purposes. The Company recorded $14.0 million as a loss on extinguishment of debt related to this refinancing in 2016.
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

Debt Covenants
The Company’s senior secured credit facility contains a number of restrictions that, among other things, require the Company to satisfy a financial covenant and restrict the Company’s and its subsidiaries’ ability to incur additional debt, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets, merge or consolidate, and pay dividends and make distributions (with the exception of subsidiary dividends or distributions to the parent company or other subsidiaries on at least a pro-rata basis with any noncontrolling interest partners). Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the credit facility becoming immediately due and payable. The senior secured credit facility agreement has a covenant, measured quarterly, that relates to total leverage. The consolidated total leverage covenant requires the Company to maintain a ratio of consolidated total funded debt to consolidated EBITDA (both as defined in the credit agreement) of 5.50x over the trailing four consecutive quarters through September 30, 2017. The consolidated total leverage ratio will reduce to 5.25x on December 31, 2017, 5.0x on December 31, 2018, 4.75x on December 31, 2019 and 4.50x on December 31, 2020.
The indentures governing the 4.875% senior notes and the 5.375% senior notes contain covenants that limit, among other things, the Company’s ability and the ability of its restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make certain distributions, investments and other restricted payments, sell certain assets, agree to any restrictions on the ability of restricted subsidiaries to make payments to the Company, merge, consolidate or sell all of the Company’s assets, create certain liens, and engage in transactions with affiliates on terms that are not arms-length. Certain covenants, including those pertaining to incurrence of indebtedness, restricted payments, asset sales, mergers and transactions with affiliates will be suspended during any period in which the notes are rated investment grade by both rating agencies and no default or event of default under the indenture has occurred and is continuing. The 4.875% senior notes and the 5.375% senior notes contain two incurrence-based financial covenants, as defined, requiring a minimum fixed charge coverage ratio of 2.0x and a maximum secured indebtedness leverage ratio of 3.50x.
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
As of December 31, 2016, the Company believes it was in compliance with all of its debt covenants. The Company expects to remain in compliance with all of these covenants throughout 2017.
NOTE 4—DERIVATIVE INSTRUMENTS
The Company primarily uses forward currency contracts and options to reduce its exposure to foreign currency risk associated with short-term artist fee commitments. The Company may also enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At December 31, 2016 and 2015, the Company had forward currency contracts and options outstanding with notional amounts of $173.8 million and $71.1 million, respectively. These instruments have not been designated as hedging instruments and any change in fair value is reported in earnings during the period of the change. The Company’s foreign currency derivative activity, including the related fair values, are not material to any period presented.
Additionally, the Company has entered into an interest rate cap agreement to limit its exposure to variable interest rates, related to a portion of the Company’s outstanding debt, with a notional amount of $6.3 million and $8.2 million at December 31, 2016 and 2015, respectively. The interest rate cap agreement has not been designated as a hedging instrument. The Company’s interest rate cap activity, including the related fair values, is not material to any period presented.
The Company does not enter into derivative instruments for speculative or trading purposes and does not anticipate any significant recognition of derivative activity through the income statement in the future related to the instruments currently held. See Note 5—Fair Value Measurements for further discussion and disclosure of the fair values for the Company’s derivative instruments.
NOTE 5—FAIR VALUE MEASUREMENTS
The Company currently has various financial instruments carried at fair value, such as marketable securities, derivatives and contingent consideration, but does not currently have nonfinancial assets and liabilities that are required to be measured at fair value on a recurring basis. The Company’s financial assets and liabilities are measured using inputs from all levels of the fair value hierarchy as defined in the FASB guidance for fair value. For this categorization, only inputs that are significant to the fair value are considered. The three levels are defined as follows:
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
In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis, which are classified on the balance sheets as cash and cash equivalents, other current assets, other long-term assets, other current liabilities and other long-term liabilities:

	Fair Value Measurements at December 31, 2016				Fair Value Measurements at December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
		(in thousands)				(in thousands)
Assets:
Cash equivalents	$55,081	$—	$—	$55,081	$30,102	$—	$—	$30,102
Forward currency contracts	—	2,957	—	2,957	—	979	—	979
Total	$55,081	$2,957	$—	$58,038	$30,102	$979	$—	$31,081
Liabilities:
Interest rate cap	$—	$—	$—	$—	$—	$—	$1	$1
Forward currency contracts	—	363	—	363	—	680	—	680
Put option	—	—	5,147	5,147	—	—	7,258	7,258
Contingent consideration	—	—	44,195	44,195	—	—	19,877	19,877
Total	$—	$363	$49,342	$49,705	$—	$680	$27,136	$27,816
Cash equivalents consist of money market funds. Fair values for cash equivalents are based on quoted prices in an active market. Fair values for forward currency contracts are based on observable market transactions of spot and forward rates. Fair values for the interest rate swaps are based on inputs corroborated by observable market data with similar tenors.
A third party has a put option to sell its noncontrolling interest in one of the Company’s subsidiaries to the Company and is carried at fair value using Level 3 inputs because the redemption date and redemption amount are not fixed. The put option is triggered by the occurrence of specific events, one of which is certain to occur, and requires the Company to buy the noncontrolling interest. The redemption amount for this put option is a variable amount based on a formula linked to historical earnings. The Company has recorded a current liability for this put option which is valued based on the historic results of that subsidiary. Changes in the fair value are recorded in selling, general and administrative expenses.
The Company has certain contingent consideration obligations related to acquisitions which are measured at fair value using Level 3 inputs. The amounts due to the sellers are based on the achievement of agreed-upon financial performance metrics by the acquired companies where the contingent obligation is either earned or not earned. The Company records the liability at the time of the acquisition based on the present value of management’s best estimates of the future results of the acquired companies compared to the agreed-upon metrics. Subsequent to the date of acquisition, the Company updates the original valuation to reflect current projections of future results of the acquired companies and the passage of time. Accretion of, and changes in the valuations of, contingent consideration are reported in selling, general and administrative expenses. See Note 6—Commitments and Contingent Liabilities for additional information related to the contingent payments.
Due to their short maturity, the carrying amounts of accounts receivable, accounts payable and accrued expenses approximated their fair values at December 31, 2016 and 2015.
The Company’s outstanding debt held by third-party financial institutions is carried at cost, adjusted for premium, discounts or debt issuance costs. The Company’s debt is not publicly traded and the carrying amounts typically approximate fair value for debt that accrues interest at a variable rate, which are considered to be Level 2 inputs. The estimated fair values of the Company’s 5.375% senior notes, 4.875% senior notes and the 2.5% convertible senior notes were $259.7 million, $578.5 million and $294.6 million, respectively, at December 31, 2016. The estimated fair values of the 7% senior notes, 5.375% senior notes and the 2.5% convertible senior notes were $443.1 million, $249.4 million and $280.2 million, respectively, at

December 31, 2015. The estimated fair value of the Company’s third-party fixed-rate debt is based on quoted market prices in active markets for the same or similar debt, which are considered to be Level 2 inputs. The Company has fixed rate debt held by noncontrolling interest partners with a face value of $35.9 million and $33.2 million at December 31, 2016 and 2015, respectively. The Company is unable to determine the fair value of this debt.
The following table shows the fair value of the Company’s financial assets that have been adjusted to fair value on a non-recurring basis which had a significant impact on the Company’s results of operations for the years ended December 31, 2016 and 2015:

	Fair Value	Fair Value Measurements Using			Loss
Description	Measurement	Level 1	Level 2	Level 3	(Gain)
	(in thousands)
2016
Investment in nonconsolidated affiliates	$—	$—	$—	$—	$16,455

2015
Investments in nonconsolidated affiliates	$—	$—	$—	$—	$(9,124)
As discussed in Note 2—Long-Lived Assets, during 2016, the Company believed certain of its investment balances were impaired based on financial information received regarding the bankruptcy or dissolution of two nonconsolidated affiliates, which are considered Level 3 inputs.
During 2015 and 2014 the Company recorded net gains related to investments in nonconsolidated affiliates of $9.1 million and $16.4 million, respectively, as a component of other expense, net. The 2015 gain was related to the acquisitions of a controlling interest in a festival promoter and an artist management business, and the remaining interest in a ticketing business, which were previously accounted for under the equity method. The 2014 net gain was related to changes in the governing agreements of two artist management businesses resulting in those businesses being consolidated by the Company on a prospective basis. Prior to consolidation in both years, the Company remeasured these investments to fair value using a discounted cash flow methodology. The key inputs in these fair value measurements include future cash flow projections, including revenue and profit margins, discount rates and attrition rates. The key inputs used for these non-recurring fair value measurements are considered Level 3 inputs.
During 2014, the Company recorded impairment charges related to definite-lived intangible assets of $11.1 million as a component of depreciation and amortization. The impairment charge primarily related to intangible assets for client/vendor relationships in the Artist Nation segment and technology in the Ticketing segment. In all these cases it was determined that these assets were impaired since the most recent estimated undiscounted future cash flows associated with these assets were less than their carrying value or that the technology would no longer be used. These impairments were then calculated using operating cash flows which were discounted to approximate fair value. The key inputs in these calculations include future cash flow projections, including revenue and profit margins, attrition rates as applicable, and, for the fair value computation, a discount rate. The key inputs used for these non-recurring fair value measurements are considered Level 3 inputs.
During 2014, goodwill impairments were recorded for the International Concerts reporting unit in the Concerts segment and the Artist Services (non-management) reporting unit in the Artist Nation segment in the amounts of $117.0 million and $17.9 million, respectively, in conjunction with the Company’s annual impairment tests. The Company calculated these impairments using a combination of a discounted cash flows methodology, which uses both Level 2 and Level 3 inputs, and a market multiple methodology, which uses primarily Level 2 inputs. These key inputs include discount rates, market multiples, control premiums, revenue growth, estimates of future financial performance and attrition rates. See Note 1—The Company and Summary of Significant Accounting Policies and Note 2—Long-Lived Assets for further discussion of the Company’s methodology and these impairments.
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
As of December 31, 2016, the Company’s future minimum rental commitments under non-cancelable operating lease agreements, minimum payments under non-cancelable contracts and capital expenditure commitments consist of the following:

	Non-cancelable Operating Leases	Non-cancelable Contracts	Capital Expenditures
	(in thousands)
2017	$163,058	$740,202	$34,179
2018	155,992	146,409	1,811
2019	146,382	116,236	789
2020	132,253	30,791	685
2021	102,918	6,619	1,084
Thereafter	1,324,119	9,636	24,076
Total	$2,024,722	$1,049,893	$62,624

Commitment amounts for non-cancelable operating leases and non-cancelable contracts which stipulate an increase in the commitment amount based on an inflationary index have been estimated using an inflation factor of 1.9% for North America, 3.0% for the United Kingdom, 1.8% for Denmark and 1.7% for the Netherlands.
Aggregate minimum rentals of $57.4 million to be paid to the Company in years 2017 through 2023 under non-cancelable subleases are excluded from the commitment amounts in the above table.
Total rent expense charged to operations for 2016, 2015 and 2014 was $196.0 million, $159.5 million and $155.7 million, respectively. In addition to the minimum rental commitments included in the table above, the Company has leases that contain contingent payment requirements for which payments vary depending on revenue, tickets sold or other variables. Contingent rent expense charged to operations for 2016, 2015 and 2014 was $49.0 million, $43.7 million and $28.9 million, respectively. The above table above does not include contingent rent or rent expense for events in third-party venues.
In connection with asset and business disposals, the Company generally provides indemnifications to the buyers including claims resulting from employment matters, commercial claims and governmental actions that may be taken against the assets or businesses sold. Settlement of these claims is subject to various statutory limitations that are dependent upon the nature of the claim.
Certain agreements relating to acquisitions provide for deferred purchase consideration payments at future dates. A liability is established at the time of the acquisition for these fixed payments. For obligations payable at a date greater than twelve months from the acquisition date, the Company applies a discount rate to calculate the present value of the obligations. As of December 31, 2016, the Company has accrued $18.1 million in other current liabilities and $7.2 million in other long-term liabilities and, as of December 31, 2015, the Company had accrued $12.4 million in other current liabilities and $26.8 million in other long-term liabilities, related to these deferred purchase consideration payments.
The Company has contingent obligations related to acquisitions which are accounted for as business combinations. Contingent consideration associated with business combinations is recorded at fair value at the time of the acquisition and reflected at current fair value for each subsequent reporting period thereafter until settled. The Company records these fair value changes in its statements of operations as selling, general and administrative expenses. The contingent consideration is generally subject to payout following the achievement of future performance targets and a portion is expected to be payable in the next twelve months. As of December 31, 2016, the Company has accrued $5.2 million in other current liabilities and $39.0 million in other long-term liabilities and, as of December 31, 2015, the Company had accrued $2.3 million in other current liabilities and $17.6 million in other long-term liabilities, representing the fair value of these estimated payments. The last contingency period for which the Company has an outstanding contingent payment is for the period ending January 2022. See Note 5—Fair Value Measurements for further discussion related to the valuation of these contingent payments.
During 2006, in connection with the Company’s acquisition of a theatrical business, the Company guaranteed obligations related to a lease agreement. In the event of default, the Company could be liable for obligations through the end of 2035 which have future lease payments (undiscounted) of approximately $16.9 million as of December 31, 2016. The scheduled future minimum rentals for this lease for the years 2017 through 2021 are $1.6 million each year. The venues under the lease agreement were included in the sale of the Company’s North American theatrical business in 2008. The buyer has assumed the Company’s obligations under the guaranty, however the Company remains contingently liable to the lessor. The Company believes that the likelihood of a material liability being triggered under this lease is remote, and no liability has been accrued for these contingent lease obligations as of December 31, 2016.
As of December 31, 2016 and 2015, the Company guaranteed the debt of third parties of approximately $18.0 million and $13.4 million, respectively, primarily related to maximum credit limits on employee and tour-related credit cards and obligations under a venue management agreement.
Litigation
Ticketing Fees Consumer Class Action Litigation
On March 18, 2016, all appeals relating to a settlement agreement reached by the plaintiffs and Ticketmaster in respect of a ticketing fees consumer class action litigation matter originally filed in October 2003 against Ticketmaster were dismissed, thus resolving this matter and allowing the implementation of the terms of the settlement. On March 30, 2016, the Company funded a portion of the settlement primarily related to the plaintiffs’ attorney fees and paid other costs related to the settlement throughout 2016. Ticketmaster and its parent, Live Nation, have not acknowledged any violations of law or liability in connection with the matter.
As of December 31, 2016, the Company has accrued $14.0 million, its best estimate of the probable remaining costs associated with the settlement referred to above, which was recorded in prior years. The calculation of this liability is based in part upon an estimated redemption rate. Any difference between the Company’s estimated redemption rate and the actual redemption rate it experiences will impact the final settlement amount; however, the Company does not expect this difference to be material.
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
NOTE 7—CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS
Transactions Involving Related Parties
The following table provides details of the total revenue earned and expenses incurred from the transactions noted below:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Related-party revenue	$123,117	$109,720	$3,393
Related-party expenses	$8,751	$8,470	$471
As of December 31, 2016 and 2015, the Company has payable balances of $20.8 million and $23.2 million, respectively, due to certain of the companies noted below.
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
Senior Management
The Company conducts certain transactions in the ordinary course of business with companies that are owned, in part or in total, by certain members of senior management of the Company. These transactions primarily relate to ticketing services.
Transactions Involving Equity Method Investees
The Company conducts business with certain of its equity method investees in the ordinary course of business. Transactions primarily relate to venue rentals and ticketing services. Revenue of $2.5 million, $2.0 million and $1.0 million were earned in 2016, 2015 and 2014, respectively, and expenses of $3.2 million, $1.5 million and $0.5 million were incurred in 2016, 2015 and 2014, respectively, from these equity investees for services rendered or provided in relation to these business ventures.
NOTE 8—INCOME TAXES
Significant components of the provision for income tax expense are as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Current:
Federal	$564	$543	$17
Foreign	29,902	23,811	12,727
State	5,454	7,379	9,550
Total current	35,920	31,733	22,294
Deferred:
Federal	5,113	(355)	(10,827)
Foreign	(11,703)	(8,278)	(4,249)
State	(1,301)	(978)	(2,588)
Total deferred	(7,891)	(9,611)	(17,664)
Income tax expense	$28,029	$22,122	$4,630

The domestic income (loss) before income taxes was $1.1 million, $(21.4) million and $(16.2) million for 2016, 2015 and 2014, respectively. Foreign income (loss) before income taxes was $47.2 million, $27.8 million and $(83.6) million for 2016, 2015 and 2014, respectively.

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2016	2015
	(in thousands)
Deferred tax liabilities:
Intangible assets	$189,131	$209,316
Prepaid expenses	8,770	6,429
Long-term debt	3,835	5,644
Other	6,077	20,759
Total deferred tax liabilities	207,813	242,148
Deferred tax assets:
Accrued expenses	45,839	41,113
Net operating loss carryforwards	563,461	578,805
Foreign tax credit carryforwards	59,977	56,282
Equity compensation	32,452	26,432
Other	—	1,949
Total gross deferred tax assets	701,729	704,581
Valuation allowance	681,566	658,104
Total deferred tax assets	20,163	46,477
Net deferred tax liabilities	$(187,650)	$(195,671)
Each reporting period, the Company evaluates the realizability of all of its deferred tax assets in each tax jurisdiction. As of December 31, 2016, the Company continued to maintain a full valuation allowance against its net deferred tax assets in certain jurisdictions due to sustained pre-tax losses. As a result of the valuation allowances, no tax benefits have been recognized for losses incurred in those tax jurisdictions in 2016, 2015 and 2014.
During 2016 and 2015, the Company recorded net deferred tax liabilities of $15.9 million and $29.2 million, respectively, due principally to differences in financial reporting and tax bases in assets acquired in business combinations.
As of December 31, 2016, the Company has United States federal, state and foreign deferred tax assets related to net operating loss carryforwards of $232.6 million, $68.2 million and $262.7 million, respectively. Based on current statutory carryforward periods, these losses will expire on various dates beginning in 2025. The Company’s federal net operating loss is subject to statutory limitations on the amount that can be used in any given year.

The reconciliation of income tax computed at the United States federal statutory rates to income tax expense (benefit) is:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Income tax expense (benefit) at United States statutory rates	$16,914	$2,223	$(34,937)
State income taxes, net of federal tax benefits	3,264	3,959	7,548
Differences between foreign and United States statutory rates	(11,116)	(5,356)	(10,735)
Non-United States income inclusions and exclusions	(1,678)	1,206	(284)
United States income inclusions and exclusions	(1,317)	2,095	(1,396)
Nondeductible items	3,210	4,736	55,469
Tax contingencies	2,390	2,063	950
Tax expense from acquired goodwill	5,936	4,483	1,299
Tax return to accrual	(1,071)	(551)	(7,013)
Change in valuation allowance	11,820	7,116	(7,467)
Other, net	(323)	148	1,196
	$28,029	$22,122	$4,630

Income tax expense is principally attributable to the Company’s earnings in foreign tax jurisdictions along with state income taxes.
Amounts included in differences between foreign and United States statutory rates are impacted by changes in the mix of international earnings subject to various tax rates which can differ greatly in their proximity to the United States statutory rate. In 2015, there was an increase in taxable foreign earnings in jurisdictions whose statutory rates are closer to the United States statutory rate which reduced the amount of this difference as compared to other years. The differences between statutory rates is also impacted by the Company’s Luxembourg affiliates and tax rulings which include the application of a reduced Luxembourg effective rate to the net income before tax resulting from the Company’s financing activities in Luxembourg.
Nondeductible items in 2014 are primarily the Company’s goodwill impairment in its International Concerts reporting unit, which was not deductible for income tax purposes. There were no impairments of goodwill in 2016 or 2015.
In 2014, the Company had higher tax return to accrual impacts from its international operations as compared to 2016 and 2015, primarily related to deductions that were able to be carried back to prior returns and therefore created a tax benefit.
The increase in the change in valuation allowance in 2016 resulted primarily from an increase in the income within jurisdictions with full valuation allowances, including the United States. The increase in 2015 was attributable to an increase in net operating losses in certain international jurisdictions that are fully valued for tax purposes.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Balance at January 1	$14,022	$12,619	$12,860
Additions:
Increase for current year positions	—	1,606	306
Increase for prior year positions	1,978	274	1,089
Decrease for prior year positions	(3)	—	—
Interest and penalties for prior years	546	525	511
Reductions:
Expiration of applicable statute of limitations	—	—	(236)
Settlements for prior year positions	(1,188)	(852)	(1,225)
Foreign exchange	(238)	(150)	(686)
Balance at December 31	$15,117	$14,022	$12,619

All of these unrecognized tax benefits would favorably impact the effective tax rate if recognized at some point in the future. It is not expected that the total amounts of unrecognized tax benefits will increase or decrease materially within the next 12 months.
The Company regularly assesses the likelihood of additional assessments in each taxing jurisdiction resulting from current and subsequent years’ examinations. Liabilities for income taxes are established for future income tax assessments when it is probable there will be future assessments and the amount can be reasonably estimated. Once established, liabilities for uncertain tax positions are adjusted only when there is more information available or when an event occurs necessitating a change to the liabilities. The Company believes that the resolution of income tax matters for open years will not have a material effect on its consolidated financial statements although the resolution of income tax matters could impact the Company’s effective tax rate for a particular future period.
The tax years 2005 through 2016 remain open to examination by the tax jurisdictions to which the company is subject.
NOTE 9—EQUITY
Dividends
The Company currently intends to retain future earnings, if any, to finance the expansion of its business. Therefore, it does not expect to pay any cash dividends in the foreseeable future. Moreover, the terms of the Company’s senior secured credit facility limit the amount of funds that the Company will have available to declare and distribute as dividends on its common stock. Payment of future cash dividends, if any, will be at the discretion of the Company’s board of directors in accordance with applicable laws after taking into account various factors, including the financial condition, operating results, current and anticipated cash needs, plans for expansion and contractual restrictions with respect to the payment of dividends.
Common Stock
Issued shares of common stock reported on the balance sheets include 1.1 million and 0.9 million, at December 31, 2016 and 2015, respectively, of unvested restricted stock awards that have not been included in the common shares issued reported on the statements of changes in equity. These shares will be reflected in the statements of changes in equity at the time of vesting.
During 2016, 2015 and 2014, the Company issued 1.4 million, 1.6 million and 2.7 million shares, respectively, of common stock in connection with stock option exercises and vesting of restricted stock awards.
Common Stock Reserved for Future Issuance
Common stock of approximately 29.3 million shares as of December 31, 2016 is reserved for future issuances under the stock incentive plan (including 16.3 million options and 1.1 million restricted stock awards currently granted).
Noncontrolling Interests
Common securities held by the noncontrolling interests that do not include put arrangements exercisable outside of the control of the Company are recorded in equity, separate from the Company’s stockholders’ equity.

The purchase or sale of additional ownership in an already controlled subsidiary is recorded as an equity transaction with no gain or loss recognized in net income (loss) or comprehensive income (loss) as long as the subsidiary remains a controlled subsidiary. In 2016, the Company acquired all or additional equity interests in two artist management businesses located in the United States along with other smaller companies. In 2015, a subsidiary of the Company exchanged their equity interest in a ticketing business for a noncontrolling interest in the Company’s subsidiary that acquired the remaining equity interest of that ticketing business. In addition, the Company acquired the remaining equity interest in an artist management business in the United Kingdom. In 2014, in connection with the acquisition of an artist management business, the Company exchanged a noncontrolling interest in certain of its existing artist management businesses. In addition, the Company acquired the remaining equity interests in a festival promoter based in Ireland along with other smaller companies. The following schedule reflects the change in ownership interests for these transactions:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net income (loss) attributable to common stockholders of Live Nation	$2,942	$(32,508)	$(90,807)
Transfers of noncontrolling interest:
Changes in Live Nation’s additional paid-in capital for purchases of noncontrolling interests, net of transaction costs	(49,111)	(6,555)	(3,796)
Changes in Live Nation’s additional paid-in capital for sales of noncontrolling interests, net of transaction costs	1,424	11,899	(11,748)
Net transfers of noncontrolling interest	(47,687)	5,344	(15,544)
Change from net income (loss) attributable to common stockholders of Live Nation and net transfers of noncontrolling interests	$(44,745)	$(27,164)	$(106,351)

Redeemable Noncontrolling Interests
The Company is subject to put arrangements where the holders of the noncontrolling interests can require the Company to repurchase their shares at specified dates in the future or within specified periods in the future. Certain of these puts can be exercised earlier upon the occurrence of triggering events as specified in the agreements. The redemption amounts for these puts are either at a fixed amount, at fair value at the time of exercise or a variable amount based on a formula linked to earnings. In accordance with the FASB guidance for business combinations, the redeemable noncontrolling interests are recorded at their fair value at acquisition date. For puts not redeemable at fair value, when these put arrangements are not currently redeemable, the Company accretes up to the estimated redemption value over the period from the date of issuance to the earliest redemption date of the individual puts, with the offset recorded to additional paid-in capital. Decreases in accretion are only recognized to the extent that increases had been previously recognized. The estimated redemption values that are based on a formula linked to future earnings are computed using projected cash flows each reporting period which take into account the current expectations regarding profitability and the timing of revenue-generating events. The balances are reflected in the Company’s balance sheets as redeemable noncontrolling interests outside of permanent equity. The increase during the current year is primarily due to the acquisitions of controlling interests in festival and concert promoter businesses located in the United States and Australia.
The Company’s estimate of redemption amounts for puts that are redeemable at fixed or determinable prices on fixed or determinable dates for the years ended December 31, 2017, 2018, 2019, 2020 and 2021 are $3.5 million, $153.1 million, $59.6 million, $124.7 million and $48.9 million, respectively.

Accumulated Other Comprehensive Income (Loss)
The following table presents changes in the components of AOCI, net of taxes, for the years ended December 31, 2016, 2015 and 2014:

	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension Items	Foreign Currency Items	Total
	(in thousands)
Balance at December 31, 2013	$(79)	$(611)	$(1,680)	$(2,370)
Other comprehensive income before reclassifications	(6)	30	(67,724)	(67,700)
Amount reclassified from AOCI	60	—	—	60
Net other comprehensive income	54	30	(67,724)	(67,640)
Balance at December 31, 2014	(25)	(581)	(69,404)	(70,010)
Other comprehensive income (loss) before reclassifications	—	223	(41,895)	(41,672)
Amount reclassified from AOCI	25	—	—	25
Net other comprehensive income (loss)	25	223	(41,895)	(41,647)
Balance at December 31, 2015	—	(358)	(111,299)	(111,657)
Other comprehensive income (loss) before reclassifications	—	(103)	(64,947)	(65,050)
Amount reclassified from AOCI	—	—	—	—
Net other comprehensive income (loss)	—	(103)	(64,947)	(65,050)
Balance at December 31, 2016	$—	$(461)	$(176,246)	$(176,707)
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
The calculation of diluted net income per common share includes the effects of the assumed exercise of any outstanding stock options, the assumed vesting of shares of restricted stock awards and the assumed conversion of the convertible senior notes where dilutive. For the years ended December 31, 2016, 2015 and 2014 there were no reconciling items to the weighted average common shares outstanding in the calculation of diluted net income per common share. The following table shows securities excluded from the calculation of diluted net income per common share because such securities were anti-dilutive:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Options to purchase shares of common stock	16,283	16,309	16,999
Restricted stock awards—unvested	1,080	861	1,171
Conversion shares related to convertible senior notes	7,930	7,930	7,930
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	25,293	25,100	26,100
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
The following is a summary of stock-based compensation expense recorded by the Company during the respective periods:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Selling, general and administrative expenses	$15,687	$16,380	$21,204
Corporate expenses	17,036	16,981	17,825
Total	$32,723	$33,361	$39,029
As of December 31, 2016, there was $31.2 million of total unrecognized compensation cost related to stock-based compensation arrangements for stock options and restricted stock awards. This cost is expected to be recognized over a weighted-average period of 1.6 years.
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
The following assumptions were used to calculate the fair value of the Company’s options on the date of grant:

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.24% - 1.49%	1.47% - 1.75%	1.67% - 2.00%
Dividend yield	0.0%	0.0%	0.0%
Volatility factors	29.42% - 36.11%	34.18% - 43.36%	42.41% - 47.00%
Weighted average expected life (in years)	5.76	5.94	6.06
The following table presents a summary of the Company’s stock options outstanding at, and stock option activity (“Price” reflects the weighted average exercise price per share):

	Year Ended December 31,
	2016		2015		2014
	Options	Price	Options	Price	Options	Price
	(in thousands, except per share data)
Outstanding January 1	16,309	$13.54	16,999	$13.78	16,628	$12.68
Granted	1,103	19.53	1,667	25.32	2,345	21.03
Exercised	(1,063)	19.10	(1,098)	14.50	(1,769)	12.32
Forfeited or expired	(66)	22.39	(1,259)	31.58	(205)	19.58
Outstanding December 31	16,283	$13.55	16,309	$13.54	16,999	$13.78

Exercisable December 31	12,628	$12.01	11,177	$11.54	10,669	$13.68
Weighted average fair value per option granted		$6.98		$9.93		$9.82

The total intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014 was $8.5 million, $14.1 million and $20.2 million, respectively. Cash received from stock option exercises for the years ended December 31, 2016, 2015 and 2014 was $20.3 million, $16.3 million and $21.8 million, respectively.
There were 11.9 million shares available for future grants under the stock incentive plan at December 31, 2016. Upon share option exercise or vesting of restricted stock, the Company issues new shares or treasury shares to fulfill these grants. Vesting dates on the stock options range from March 2017 to October 2020, and expiration dates range from February 2017 to October 2026 at exercise prices and average contractual lives as follows:

Range of Exercise Prices	Outstanding as of 12/31/16	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of 12/31/16	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)	(in years)

$2.75 - $4.99	2,228	2.2	$2.84	2,228	2.2	$2.84
$5.00 - $9.99	4,757	5.8	$8.81	3,917	5.7	$8.82
$10.00 - $14.99	3,108	4.1	$11.40	3,108	4.1	$11.40
$15.00 - $19.99	1,582	7.0	$19.05	466	2.3	$18.38
$20.00 - $24.99	3,030	5.4	$22.03	2,267	4.8	$22.29
$25.00 - $29.99	1,578	8.1	$25.37	642	8.1	$25.34

The total intrinsic value of options outstanding and options exercisable as of December 31, 2016 was $433.1 million and $335.9 million, respectively.
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
In 2016, the Company granted 0.4 million shares of restricted stock and 0.4 million shares of performance-based awards, respectively, under the Company’s stock incentive plans. These awards will vest over one or four years with the exception of the performance-based awards which will generally vest within two years if the performance criteria are met.
In 2015, the Company granted 0.3 million shares of restricted stock and 0.2 million shares of performance-based awards, respectively, under the Company’s stock incentive plans. These awards will generally vest over one or four years with the exception of the performance-based awards which will generally vest within two years if the performance criteria are met. As of December 31, 2016, the performance-based criteria for these awards have been met unless otherwise forfeited.
In 2014, the Company granted 0.4 million shares of restricted stock and 0.3 million shares of market-based or performance-based awards under the Company’s stock incentive plans. These awards will all generally vest over one or four years with the exception of the market-based awards which will vest within two years if the performance criteria are met. As of December 31, 2016, the performance or market-based criteria for these awards have been met unless otherwise forfeited.

The following table presents a summary of the Company’s unvested restricted stock awards outstanding at December 31, 2016, 2015 and 2014 (“Price” reflects the weighted average share price at the date of grant):

	Restricted Stock
	Awards	Price
	(in thousands, except per share data)
Unvested at December 31, 2013	2,210	$10.68
Granted	752	21.64
Forfeited	(237)	12.64
Vested	(1,554)	11.50
Unvested at December 31, 2014	1,171	$16.18
Granted	456	26.11
Forfeited	(6)	10.02
Vested	(760)	14.74
Unvested at December 31, 2015	861	$22.67
Granted	751	20.65
Forfeited	(50)	21.63
Vested	(482)	21.73
Unvested at December 31, 2016	1,080	$21.67
The total grant date fair market value of the shares issued upon the vesting of restricted stock awards during the years ended December 31, 2016, 2015 and 2014 was $10.5 million, $11.2 million and $17.9 million, respectively. As of December 31, 2016, there were 0.4 million restricted stock awards outstanding which require the Company or the recipient to achieve minimum performance targets in order for the awards to vest.

NOTE 11—OTHER INFORMATION

	December 31,
	2016	2015
	(in thousands)
The following details the components of “Other current assets”:
Cash held in escrow	$2,983	$1,736
Inventory	15,114	14,388
Other	31,677	20,240
Total other current assets	$49,774	$36,364

The following details the components of “Other long-term assets”:
Long-term advances	$208,977	$192,311
Investments in nonconsolidated affiliates	82,032	81,811
Other	120,285	111,127
Total other long-term assets	$411,294	$385,249

The following details the components of “Accrued expenses”:
Accrued compensation and benefits	$192,167	$157,013
Accrued event expenses	192,599	170,613
Accrued insurance	65,941	56,279
Accrued legal	22,904	47,740
Collections on behalf of others	31,233	32,140
Other	276,650	222,879
Total accrued expenses	$781,494	$686,664

The following details the components of “Other current liabilities”:
Contingent and deferred purchase consideration	$23,301	$16,413
Other	15,754	15,589
Total other current liabilities	$39,055	$32,002

The following details the components of “Other long-term liabilities”:
Accrued rent	$61,282	$57,041
Deferred revenue	5,506	6,128
Contingent and deferred purchase consideration	46,228	44,395
Other	36,775	34,703
Total other long-term liabilities	$149,791	$142,267

NOTE 12—SEGMENT DATA
For all periods presented, the Company’s reportable segments are Concerts, Sponsorship & Advertising, Ticketing and Artist Nation. The Concerts segment involves the promotion of live music events globally in the Company’s owned or operated venues and in rented third-party venues, the production of music festivals, the operation and management of music venues and the creation of associated content. The Sponsorship & Advertising segment manages the development of strategic sponsorship programs in addition to the sale of international, national and local sponsorships and placement of advertising such as signage, promotional programs, rich media offerings, including advertising associated with live streaming and music-related content, and ads across the Company’s distribution network of venues, events and websites. The Ticketing segment involves the management of the Company’s global ticketing operations, including providing ticketing software and services to clients, ticket resale services and online access for customers relating to ticket and event information, and is responsible for the Company’s primary websites, www.livenation.com and www.ticketmaster.com. The Artist Nation segment provides management and other services to artists. Beginning in 2017, the Company will combine its Concerts and Artist Nation segments based on its belief that the strategy behind artist management is to provide a full range of services related to concert promotion and to expand the Concerts line of business. In connection with this, there has been a change in the way the chief operating decision maker, as defined in the FASB guidance, makes decisions around allocations of resources and management responsibilities for this business. Going forward, the Company will have three reportable segments: Concerts, Sponsorship & Advertising and Ticketing. However, the Company does not believe this will result in a change to its reporting units reviewed for goodwill impairment.
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
There were no customers that individually accounted for more than 10% of the Company’s consolidated revenue in any year.
The following table presents the results of operations for the Company’s reportable segments for the years ending December 31, 2016, 2015 and 2014:

	Concerts	Sponsorship & Advertising	Ticketing	Artist Nation	Other	Corporate	Eliminations	Consolidated
				(in thousands)
2016
Revenue	$5,874,089	$377,618	$1,827,930	$421,706	$7,978	$—	$(154,387)	$8,354,934
Direct operating expenses	4,981,816	60,218	956,956	232,555	2,902	—	(151,739)	6,082,708
Selling, general and administrative expenses	766,881	71,089	510,490	183,179	16,811	—	—	1,548,450
Depreciation and amortization	137,605	18,206	185,925	57,110	2,940	4,433	(2,568)	403,651
Loss (gain) on disposal of operating assets	(81)	—	68	20	—	117	—	124
Corporate expenses	—	—	—	—	—	125,141	(80)	125,061
Operating income (loss)	$(12,132)	$228,105	$174,491	$(51,158)	$(14,675)	$(129,691)	$—	$194,940
Intersegment revenue	$142,240	$—	$1,150	$10,997	$—	$—	$(154,387)	$—
Capital expenditures	$85,958	$2,161	$91,285	$1,348	$1,028	$7,824	$—	$189,604

	Concerts	Sponsorship & Advertising	Ticketing	Artist Nation	Other	Corporate	Eliminations	Consolidated
				(in thousands)
2015
Revenue	$4,964,991	$333,726	$1,639,564	$434,201	$3,176	$—	$(129,927)	$7,245,731
Direct operating expenses	4,220,963	47,760	808,697	245,781	1,068	—	(127,796)	5,196,473
Selling, general and administrative expenses	702,108	57,681	488,483	161,408	2,175	—	—	1,411,855
Depreciation and amortization	146,795	9,932	184,129	54,980	46	3,490	(2,131)	397,241
Loss on disposal of operating assets	430	—	26	215	—	174	—	845
Corporate expenses	—	—	—	—	—	107,945	—	107,945
Operating income (loss)	$(105,305)	$218,353	$158,229	$(28,183)	$(113)	$(111,609)	$—	$131,372
Intersegment revenue	$113,391	$—	$1,150	$15,386	$—	$—	$(129,927)	$—
Capital expenditures	$40,053	$4,836	$93,323	$1,924	$—	$5,011	$—	$145,147
2014
Revenue	$4,726,877	$300,279	$1,557,254	$389,437	$3,171	$—	$(110,054)	$6,866,964
Direct operating expenses	4,016,540	37,973	763,280	212,302	(2,174)	—	(107,952)	4,919,969
Selling, general and administrative expenses	671,646	50,292	473,363	138,632	3,383	—	—	1,337,316
Depreciation and amortization	115,088	4,281	204,901	43,343	40	2,592	(2,102)	368,143
Goodwill impairment	117,013	—	—	17,948	—	—	—	134,961
Loss (gain) on disposal of operating assets	(2,954)	—	(1,583)	34	(29)	38	—	(4,494)
Corporate expenses	—	—	—	—	—	103,905	—	103,905
Operating income (loss)	$(190,456)	$207,733	$117,293	$(22,822)	$1,951	$(106,535)	$—	$7,164
Intersegment revenue	$97,642	$—	$1,150	$11,262	$—	$—	$(110,054)	$—
Capital expenditures	$35,006	$1,834	$89,990	$1,892	$6	$9,490	$—	$138,218

The following table provides revenue and long-lived assets for the Company’s foreign operations included in the consolidated financial statements:

	United Kingdom Operations	Other Foreign Operations	Total Foreign Operations	Total Domestic Operations	Consolidated Total
	(in thousands)
2016
Revenue	$683,457	$1,882,590	$2,566,047	$5,788,887	$8,354,934
Long-lived assets	$69,380	$104,780	$174,160	$577,376	$751,536

2015
Revenue	$672,802	$1,534,629	$2,207,431	$5,038,300	$7,245,731
Long-lived assets	$74,517	$126,194	$200,711	$530,571	$731,282

2014
Revenue	$772,445	$1,591,643	$2,364,088	$4,502,876	$6,866,964
Long-lived assets	$71,269	$105,937	$177,206	$518,131	$695,337

NOTE 13—QUARTERLY RESULTS OF OPERATIONS (Unaudited)

	March 31,		June 30,		September 30,		December 31,
	2016	2015	2016	2015	2016	2015	2016	2015
	(in thousands)
Revenue	$1,207,716	$1,120,312	$2,179,258	$1,765,777	$3,170,416	$2,622,917	$1,797,544	$1,736,725
Operating income (loss)	$(33,290)	$(23,935)	$74,159	$42,245	$191,286	$153,510	$(37,215)	$(40,448)
Net income (loss)	$(55,954)	$(66,526)	$36,461	$20,212	$132,761	$104,382	$(92,971)	$(73,837)
Net income (loss) attributable to common stockholders of Live Nation	$(44,518)	$(58,279)	$37,741	$15,056	$111,079	$89,049	$(101,360)	$(78,334)

Basic net income (loss) per common share available to common stockholders of Live Nation	$(0.29)	$(0.31)	$0.13	$0.06	$0.51	$0.39	$(0.58)	$(0.47)
Diluted net income (loss) per common share available to common stockholders of Live Nation	$(0.29)	$(0.31)	$0.13	$0.06	$0.49	$0.38	$(0.58)	$(0.47)

The following summarizes unusual or infrequent items effecting the quarterly results of operations:
2016
In the third quarter of 2016, the Company recorded impairment charges of $15.1 million related to investments in a digital content company and an online merchandise company as a component of equity in losses (earnings) of nonconsolidated affiliates. See Note 5—Fair Value Measurements for further discussion of the inputs used to determine the fair values.
In the fourth quarter of 2016, the Company recorded a $14.0 million loss on extinguishment of debt related to the refinancing of certain of its debt. See Note 3—Long-Term Debt for further discussion.
The Company recorded net foreign exchange rate gains of $7.8 million in the first quarter of 2016 and net foreign exchange rate losses of $6.6 million, $1.9 million and $8.0 million in the second, third and fourth quarters of 2016, respectively, as a component of other expense, net.
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
Based on their evaluation as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Live Nation Entertainment, Inc.
We have audited Live Nation Entertainment, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Live Nation Entertainment Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Live Nation Entertainment, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Live Nation Entertainment, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 23, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Los Angeles, California
February 23, 2017

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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)1. Financial Statements.
The following consolidated financial statements are included in Item 8:
(a)2. Financial Statement Schedule.
The following financial statement schedule for the years ended December 31, 2016, 2015 and 2014 is filed as part of this report and should be read in conjunction with the consolidated financial statements.
Schedule II Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.
(a)3. Exhibits.
The information in the Exhibit Index of the Annual Report on Form 10-K is incorporated into this Item 15.(a)3 by reference.
(c) Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons.
Under Rule 3-09 of Regulation S-X, we are required to file separate audited financial statements of Venta de Boletos por Computadora S.A. de C.V., for the years ended December 31, 2016 and 2015. We expect to file those financial statements by amendment to our Annual Report on Form10-K/A on or before June 30, 2017.

LIVE NATION ENTERTAINMENT, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts

Description	Balance at Beginning of Period	Charges of Costs, Expenses and Other	Write-off of Accounts Receivable	Other		Balance at End of Period
	(in thousands)
Year ended December 31, 2014	$19,850	$3,684	$(4,763)	$(1,282)	(1)	$17,489

Year ended December 31, 2015	$17,489	$19,525	$(18,703)	$(1,143)	(1)	$17,168

Year ended December 31, 2016	$17,168	$16,699	$(3,927)	$(306)	(1)	$29,634
_________________
(1) Foreign currency adjustments and acquisitions.

LIVE NATION ENTERTAINMENT, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Deferred Tax Asset Valuation Allowance

Description	Balance at Beginning of Period	Charges of Costs, Expenses and Other	Deletions	Other (1)	Balance at End of Period
	(in thousands)
Year ended December 31, 2014	$580,594	$(6,168)	$—	$18,879	$593,305

Year ended December 31, 2015	$593,305	$7,116	$—	$57,683	$658,104

Year ended December 31, 2016	$658,104	$11,820	$—	$11,642	$681,566
________________________
(1) During 2016, 2015 and 2014, the valuation allowance was adjusted for acquisitions, divestitures and foreign currency adjustments.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Live Nation Entertainment, Inc., as amended.	10-K	001-32601	3.1	2/25/2010	Live Nation
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Live Nation Entertainment, Inc.	8-K	001-32601	3.1	6/7/2013	Live Nation
3.3	Fifth Amended and Restated Bylaws of Live Nation Entertainment, Inc.	8-K	001-32601	3.2	6/7/2013	Live Nation
4.1	Amended and Restated Rights Agreement, dated as of December 18, 2015, between Live Nation Entertainment, Inc. and Computershare Inc.	8-K	001-32601	4.1	12/24/2015	Live Nation
4.2	Form of Certificate of Designations of Series A Junior Participating Preferred Stock.	8-K	001-32601	4.2	12/23/2005	Live Nation
4.3	Form of Right Certificate.	8-K	001-32601	4.1 (Annex B)	12/23/2005	Live Nation
10.1	Stockholder Agreement, dated February 10, 2009, among Live Nation, Inc., Liberty Media Corporation, Liberty USA Holdings, LLC and Ticketmaster Entertainment, Inc.	8-K	001-32601	10.2	2/13/2009	Live Nation
10.2	Registration Rights Agreement, dated January 25, 2010, among Live Nation, Inc., Liberty Media Corporation and Liberty Media Holdings USA, LLC.	8-K	001-32601	10.1	1/29/2010	Live Nation
10.3	Tax Matters Agreement, dated December 21, 2005, among CCE Spinco, Inc., CCE Holdco #2, Inc. and Clear Channel Communications, Inc.	8-K	001-32601	10.2	12/23/2005	Live Nation
10.4	Tax Sharing Agreement, dated August 20, 2008, among IAC/InterActiveCorp, HSN, Inc., Interval Leisure Group, Inc., Ticketmaster and Tree.com, Inc.	8-K	001-34064	10.2	8/25/2008	Ticketmaster
10.5	Form of Indemnification Agreement.	10-K	001-32601	10.23	2/25/2010	Live Nation
10.6 §	Live Nation Entertainment, Inc. 2005 Stock Incentive Plan, as amended and restated as of March 19, 2015.	8-K	001-32601	10.2	6/11/2015	Live Nation
10.7 §	Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	S-8	333-164507	10.1	1/26/2010	Live Nation
10.8 §	Amendment No. 1 to the Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	10-Q	001-32601	10.1	11/4/2010	Live Nation
10.9 §	Live Nation Entertainment, Inc. 2006 Annual Incentive Plan, as amended and restated as of March 19, 2015.	8-K	001-32601	10.1	6/11/2015	Live Nation

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	Filed Herewith
10.10 §	Form Stock Option Agreement for the Live Nation Entertainment, Inc. 2005 Stock Incentive Plan, as amended and restated as of March 19, 2015.	10-K	001-32601	10.12	2/25/2016	Live Nation
10.11 §	Form Restricted Stock Agreement for the Live Nation Entertainment, Inc. 2005 Stock Incentive Plan, as amended and restated as of March 19, 2015.	10-K	001-32601	10.13	2/25/2016	Live Nation
10.12 §	Form Stock Option Agreement for the Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	10-K	001-32601	10.14	2/25/2016	Live Nation
10.13 §	Form Restricted Stock Agreement for the Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	10-K	001-32601	10.15	2/25/2016	Live Nation
10.14 §	Amended and Restated Live Nation, Inc. Stock Bonus Plan.	8-K	001-32601	10.1	1/25/2010	Live Nation
10.15 §	Employment Agreement, dated October 21, 2009, among Live Nation, Inc., Live Nation Worldwide, Inc. and Michael Rapino.	8-K	001-32601	10.1	10/22/2009	Live Nation
10.16 §	First Amendment to Employment Agreement, dated December 27, 2012 by and between Live Nation Entertainment, Inc. and Michael Rapino.	10-K	001-32601	10.29	2/26/2013	Live Nation
10.17 §	Employment Agreement, effective January 1, 2014, between Live Nation Entertainment, Inc. and Joe Berchtold.	10-K	001-32601	10.24	2/24/2014	Live Nation
10.18 §	Employment Agreement, effective January 1, 2014, between Live Nation Entertainment, Inc. and Michael Rowles.	10-K	001-32601	10.17	2/24/2014	Live Nation
10.19 §	Employment Agreement, effective January 1, 2014, between Live Nation Entertainment, Inc. and Kathy Willard.	10-K	001-32601	10.19	2/24/2014	Live Nation
10.20 §	Employment Agreement, effective December 17, 2007, between Live Nation Worldwide, Inc. and Brian Capo.	10-Q	001-32601	10.4	8/7/2008	Live Nation
10.21 §	First Amendment to Employment Agreement, effective December 31, 2008, between Live Nation Worldwide, Inc. and Brian Capo.	10-K	001-32601	10.30	3/5/2009	Live Nation
10.22 §	Second Amendment to Employment Agreement, effective October 22, 2009, between Live Nation Worldwide, Inc. and Brian Capo.	10-K	001-32601	10.55	2/25/2010	Live Nation

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	Filed Herewith
10.23	Credit Agreement entered into as of May 6, 2010, among Live Nation Entertainment, Inc., the Foreign Borrowers party thereto, the Guarantors identified therein, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent and J.P. Morgan Europe Limited, as London Agent.	10-Q	001-32601	10.4	8/5/2010	Live Nation
10.24	Amendment No. 1, to the Credit Agreement, dated as of June 29, 2012, entered into by and among Live Nation Entertainment, Inc., the relevant Credit Parties identified therein, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders.	10-Q	001-32601	10.2	8/7/2012	Live Nation
10.25	Amendment No. 2 to the Credit Agreement, dated as of August 16, 2013, entered into by and among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the Lenders, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent and J.P. Morgan Europe Limited, as London agent.	10-Q	001-32601	10.2	5/6/2014	Live Nation
10.26
Amendment No. 3 to the Credit Agreement, dated as of October 31, 2016, entered into by and among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as London agent and the lenders from time to time party thereto.
							X
10.27	Incremental Term Loan Joinder Agreement No. 1, dated August 20, 2012, by and among Live Nation Entertainment, Inc., JPMorganChase Bank, N.A., as administrative agent, each Incremental Term Loan Lender defined therein and the relevant Credit Parties identified therein.	10-Q	001-32601	10.2	11/5/2012	Live Nation
10.28	Indenture, dated August 20, 2012, by and among Live Nation Entertainment, Inc., the Guarantors defined therein, and the Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.1	11/5/2012	Live Nation

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	Filed Herewith
10.29	First Supplemental Indenture, entered into as of October 4, 2012, among Live Nation Entertainment, Inc., the Guarantors listed in Appendix I attached thereto, Live Nation UshTours (USA), LLC, and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.3	11/5/2012	Live Nation
10.30	Second Supplemental Indenture, entered into as of August 13, 2013, among Live Nation Entertainment, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	001-32601	10.1	8/16/2013	Live Nation
10.31	Third Supplemental Indenture, dated as of February 6, 2014 among Live Nation Entertainment, Inc., BigChampagne, LLC, the Existing Guarantors Party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.1	5/6/2014	Live Nation
10.32	Fourth Supplemental Indenture, dated as of May 27, 2014, among Live Nation Entertainment, Inc., Reigndeer Entertainment Corp., the Existing Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.3	7/31/2014	Live Nation
10.33	Fifth Supplemental Indenture, dated as of August 27, 2014, among Live Nation Entertainment, Inc., Ticketstoday, LLC, the Existing Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.2	10/30/2014	Live Nation
10.34	Sixth Supplemental Indenture, dated as of October 31, 2014, among Live Nation Entertainment, Inc., EXMO Inc., Artist Nation Management, Inc., Guyo Entertainment, Inc., the Existing Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-K	001-32601	10.3	2/26/2014	Live Nation
10.35	Seventh Supplemental Indenture, dated as of March 27, 2015 among Live Nation Entertainment, Inc., Country Nation, LLC, the existing Guarantors Party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.2	4/30/2015	Live Nation
10.36	Eight Supplemental Indenture, dated as of August 13, 2015, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I thereto, FG Acquisition Co, LLC, Front Gate Holdings, LLC, and Front Gate Ticketing Solutions, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.2	10/29/2015	Live Nation

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	Filed Herewith
10.37	Indenture, dated as of May 23, 2014, among Live Nation Entertainment, Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.1	7/31/2014	Live Nation
10.38	First Supplemental Indenture, dated as of August 27, 2014, among Live Nation Entertainment, Inc., Ticketstoday, LLC, the Existing Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.1	10/30/2014	Live Nation
10.39	Second Supplemental Indenture, dated as of October 31, 2014, among Live Nation Entertainment, Inc., EXMO, Inc., Artist Nation Management, Inc., Guyo Entertainment, Inc., the Existing Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-K	001-32601	10.33	2/26/2014	Live Nation
10.40	Third Supplemental Indenture, dated as of March 27, 2015 among Live Nation Entertainment, Inc., Country Nation, LLC, the Existing Guarantors Party thereto and The Bank of New York Mellon Trust Company N.A., as trustee.	10-Q	001-32601	10.1	4/30/2015	Live Nation
10.41	Fourth Supplemental Indenture, dated as of August 13, 2015, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I thereto, FG Acquisition Co, LLC, Front Gate Holdings, LLC and Front Gate Ticketing Solutions, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.2	10/29/2015	Live Nation
10.42	Fifth Supplemental Indenture, dated as of October 31, 2016 among Live Nation Entertainment, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.						X
10.43	Indenture, dated as of May 23, 2014, between Live Nation Entertainment, Inc., and HSBC Bank USA, National Association, as trustee.	10-Q	001-32601	10.2	7/31/2014	Live Nation
10.44	Indenture, dated as of October 31, 2016, by and among Live Nation Entertainment, Inc. the Guarantors defined therein and The Bank of New York Mellon Trust Company, N.A., as trustee.						X
12.1	Computation of Ratio of Earnings to Fixed Charges.						X
14.1	Code of Business Conduct and Ethics.						X
21.1	Subsidiaries of the Company.						X
23.1	Consent of Ernst & Young LLP.						X
24.1	Power of Attorney (see signature page).						X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	Filed Herewith
31.1	Certification of Chief Executive Officer.						X
31.2	Certification of Chief Financial Officer.						X
32.1	Section 1350 Certification of Chief Executive Officer.						X
32.2	Section 1350 Certification of Chief Financial Officer.						X
101.INS	XBRL Instance Document.						X
101.SCH	XBRL Taxonomy Schema Document.						X
101.CAL	XBRL Taxonomy Calculation Linkbase Document.						X
101.DEF	XBRL Taxonomy Definition Linkbase Document.						X
101.LAB	XBRL Taxonomy Label Linkbase Document.						X
101.PRE	XBRL Taxonomy Presentation Linkbase Document.						X

§	Management contract or compensatory plan or arrangement.
The Company has not filed long-term debt instruments of its subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2017.

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

Name	Title	Date

/s/ Michael Rapino Michael Rapino	President and Chief Executive Officer and Director	February 23, 2017

/s/ Kathy Willard Kathy Willard	Chief Financial Officer	February 23, 2017

/s/ Brian Capo Brian Capo	Chief Accounting Officer	February 23, 2017

/s/ Mark Carleton Mark Carleton	Director	February 23, 2017

/s/ Jonathan Dolgen Jonathan Dolgen	Director	February 23, 2017

/s/ Ariel Emanuel Ariel Emanuel	Director	February 23, 2017

/s/ Robert Ted Enloe, III Robert Ted Enloe, III	Director	February 23, 2017

/s/ Jeffrey T. Hinson Jeffrey T. Hinson	Director	February 23, 2017

/s/ Jimmy Iovine Jimmy Iovine	Director	February 23, 2017

/s/ Margaret L. Johnson Margaret L. Johnson	Director	February 23, 2017

/s/ James S. Kahan James S. Kahan	Director	February 23, 2017
/s/ Gregory B. Maffei Gregory B. Maffei	Director	February 23, 2017

/s/ Randall T. Mays Randall T. Mays	Director	February 23, 2017

/s/ Mark S. Shapiro Mark S. Shapiro	Director	February 23, 2017