Form 10-Q
period 2017-03-31
Live Nation Entertainment, Inc.
filed 2017-05-04
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
Form 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On April 27, 2017, there were 205,610,934 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 1,161,510 shares of unvested restricted stock awards and excluding 408,024 shares held in treasury.

LIVE NATION ENTERTAINMENT, INC.

LIVE NATION ENTERTAINMENT, INC.
GLOSSARY OF KEY TERMS

AOCI	Accumulated other comprehensive income (loss)
AOI	Adjusted operating income (loss)
Company	Live Nation Entertainment, Inc. and subsidiaries
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
Live Nation	Live Nation Entertainment, Inc. and subsidiaries
SEC	United States Securities and Exchange Commission
Ticketmaster	The ticketing business of the Company

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2017	December 31, 2016
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$2,227,555	$1,526,591
Accounts receivable, less allowance of $28,492 and $29,634, respectively	584,638	568,936
Prepaid expenses	739,793	528,250
Other current assets	49,463	49,774
Total current assets	3,601,449	2,673,551
Property, plant and equipment
Land, buildings and improvements	858,667	838,545
Computer equipment and capitalized software	543,459	524,571
Furniture and other equipment	275,204	256,765
Construction in progress	124,284	125,430
	1,801,614	1,745,311
Less accumulated depreciation	1,019,448	993,775
	782,166	751,536
Intangible assets
Definite-lived intangible assets, net	820,727	812,031
Indefinite-lived intangible assets	368,798	368,766
Goodwill	1,724,113	1,747,088
Other long-term assets	526,264	411,294
Total assets	$7,823,517	$6,764,266
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$856,158	$726,475
Accounts payable	68,263	55,030
Accrued expenses	707,811	781,494
Deferred revenue	1,796,015	804,973
Current portion of long-term debt, net	59,943	53,317
Other current liabilities	51,141	39,055
Total current liabilities	3,539,331	2,460,344
Long-term debt, net	2,258,820	2,259,736
Deferred income taxes	203,206	197,811
Other long-term liabilities	143,277	149,791
Commitments and contingent liabilities
Redeemable noncontrolling interests	338,316	347,068
Stockholders’ equity
Common stock	2,047	2,034
Additional paid-in capital	2,393,242	2,381,011
Accumulated deficit	(1,106,450)	(1,073,457)
Cost of shares held in treasury	(6,865)	(6,865)
Accumulated other comprehensive loss	(165,231)	(176,707)
Total Live Nation stockholders’ equity	1,116,743	1,126,016
Noncontrolling interests	223,824	223,500
Total equity	1,340,567	1,349,516
Total liabilities and equity	$7,823,517	$6,764,266

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(in thousands except share and per share data)
Revenue	$1,413,181	$1,207,716
Operating expenses:
Direct operating expenses	925,500	784,203
Selling, general and administrative expenses	383,308	337,214
Depreciation and amortization	100,595	94,955
Loss (gain) on disposal of operating assets	(659)	25
Corporate expenses	25,803	24,609
Operating loss	(21,366)	(33,290)
Interest expense	26,010	25,432
Interest income	(945)	(556)
Equity in earnings of nonconsolidated affiliates	(2,340)	(592)
Other income, net	(2,842)	(8,547)
Loss before income taxes	(41,249)	(49,027)
Income tax expense	6,521	6,927
Net loss	(47,770)	(55,954)
Net loss attributable to noncontrolling interests	(14,777)	(11,436)
Net loss attributable to common stockholders of Live Nation	$(32,993)	$(44,518)

Basic and diluted net loss per common share available to common stockholders of Live Nation	$(0.22)	$(0.29)

Weighted average common shares outstanding:
Basic and diluted	203,730,897	201,696,142

Reconciliation to net loss available to common stockholders of Live Nation:
Net loss attributable to common stockholders of Live Nation	$(32,993)	$(44,518)
Accretion of redeemable noncontrolling interests	(12,577)	(13,336)
Basic and diluted net loss available to common stockholders of Live Nation	$(45,570)	$(57,854)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net loss	$(47,770)	$(55,954)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	11,396	(1,248)
Other	80	—
Comprehensive loss	(36,294)	(57,202)
Comprehensive loss attributable to noncontrolling interests	(14,777)	(11,436)
Comprehensive loss attributable to common stockholders of Live Nation	$(21,517)	$(45,766)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(47,770)	$(55,954)
Reconciling items:
Depreciation	35,912	33,069
Amortization	64,683	61,886
Deferred income tax expense (benefit)	(1,203)	(1,698)
Amortization of debt issuance costs, discounts and premium, net	3,121	2,591
Non-cash compensation expense	7,936	8,923
Other, net	492	4,621
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(6,558)	(16,878)
Increase in prepaid expenses and other assets	(312,483)	(305,294)
Increase in accounts payable, accrued expenses and other liabilities	56,600	79,094
Increase in deferred revenue	959,971	707,038
Net cash provided by operating activities	760,701	517,398
CASH FLOWS FROM INVESTING ACTIVITIES
Investments made in nonconsolidated affiliates	(10,608)	(5,165)
Purchases of property, plant and equipment	(58,881)	(30,681)
Cash paid for acquisitions, net of cash acquired	(4,700)	(43,378)
Other, net	(838)	(6,520)
Net cash used in investing activities	(75,027)	(85,744)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(11,775)	(9,764)
Distributions to noncontrolling interests	(12,227)	(15,462)
Proceeds from exercise of stock options	21,628	679
Payments for deferred and contingent consideration	(1,074)	(15,678)
Other, net	(1,618)	(13,064)
Net cash used in financing activities	(5,066)	(53,289)
Effect of exchange rate changes on cash and cash equivalents	20,356	17,791
Net increase in cash and cash equivalents	700,964	396,156
Cash and cash equivalents at beginning of period	1,526,591	1,303,125
Cash and cash equivalents at end of period	$2,227,555	$1,699,281

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
The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2016 Annual Report on Form 10-K filed with the SEC on February 23, 2017.
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
Cash and Cash Equivalents
Included in the March 31, 2017 and December 31, 2016 cash and cash equivalents balance is $671.0 million and $591.0 million, respectively, of cash received that includes the face value of tickets sold on behalf of ticketing clients and their share of service charges, which amounts are to be remitted to the clients.
Acquisitions
During the first three months of 2017, the Company completed several acquisitions that were accounted for as business combinations under the acquisition method of accounting. These acquisitions were not significant either on an individual basis or in the aggregate.
Income Taxes
Each reporting period, the Company evaluates the realizability of all of its deferred tax assets in each tax jurisdiction. As of March 31, 2017, the Company continued to maintain a full valuation allowance against its net deferred tax assets in certain jurisdictions due to sustained pre-tax losses. As a result of the valuation allowances, no tax benefits have been recognized for losses incurred in those tax jurisdictions for the first three months of 2017 and 2016.
Accounting Pronouncements - Recently Adopted
In March 2016, the FASB issued guidance clarifying that the assessment of whether an embedded contingent put or call option is clearly and closely related to the debt instrument only requires an analysis pursuant to the four-step decision sequence outlined in the guidance for embedded derivatives. The guidance should be applied to existing debt instruments using a modified retrospective method as of the beginning of the period of adoption. The Company adopted this standard on January 1, 2017, and the adoption did not have an impact on its financial position or results of operations.
In October 2016, the FASB issued guidance that requires a single decision maker evaluating whether it is the primary beneficiary of a variable interest entity to consider its indirect interests held by related parties that are under common control on a proportionate basis as opposed to considering those interests in their entirety as required by current guidance. The guidance should be applied retrospectively. The Company adopted this standard on January 1, 2017, and the adoption did not have an impact on its financial position or results of operations.
In December 2016, the FASB issued guidance making technical corrections and improvements which includes an update clarifying how to account for arrangements that include a license to use internal-use software acquired from third parties. This is a change from current guidance, which did not specify how to account for these types of arrangements. The guidance for this specific technical correction should be applied prospectively. The Company adopted this guidance on January 1, 2017, and the adoption did not have a material effect on its financial position or results of operations.

Accounting Pronouncements - Not Yet Adopted
In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. The new standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The FASB continues to issue important guidance clarifying certain guidelines of the standard including (1) reframing the indicators in the principal versus agent guidance to focus on evidence that a company is acting as a principal rather than agent and (2) identifying performance obligations and licensing. The standard is effective for annual periods beginning after December 15, 2017 and interim periods within that year. Early adoption of the standard is only permitted for annual periods beginning after December 15, 2016 and interim periods within that year. The guidance should be applied retrospectively, either to each prior period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative-effect adjustment as of the date of adoption.
To assess the impact of the standard, the Company is dedicating certain of its personnel to lead the implementation effort and supplementing them with additional external resources. These personnel reviewed the amended guidance and subsequent clarifications and attended multiple training sessions in order to understand the potential impact the new standard could have on the Company’s revenue streams. Surveys were sent to and completed by divisional finance managers in order to obtain a more detailed understanding of the contracts within each division and follow-up meetings with these divisions were then conducted. Based on the results of these surveys and meetings, the Company judgmentally selected a sample of contracts based on size and complexity and ensuring all major revenue streams were represented. The Company has completed its preliminary review of all the selected contracts and is in the process of compiling and summarizing the results for additional review and analysis.
Based on the work to date, the Company believes it has identified all material contract types and costs that may be impacted by this amended guidance. While it has not completed its assessment, the Company has not identified any changes to the revenue streams representing the majority of reported revenue. For example, the Concerts business represents 70% of the Company’s 2016 revenue and the Company believes that the majority of this revenue will continue to be deferred until the event date under the new standard.
The Company will finalize its conclusions in 2017 and ensure that it can produce the data necessary for the required disclosures along with assessing changes to internal controls and processes that may be required to comply with the new revenue recognition and disclosure requirements. The Company will adopt this standard on January 1, 2018, and is currently assessing which adoption method it will apply.
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
In January 2017, the FASB issued guidance that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs. The guidance is effective for annual periods beginning after December 15, 2017 and interim periods within that year, and early adoption is permitted. The guidance should be applied prospectively to any transactions occurring within the period of adoption. The Company expects to adopt this standard on January 1, 2018, and will apply it prospectively to acquisitions occurring on or after January 1, 2018.
In January 2017, the FASB issued guidance that eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The guidance is effective for annual periods beginning after December 15, 2019 and interim periods within that year, and early adoption is permitted. The guidance should be applied prospectively to goodwill impairment tests performed within the period of adoption. The Company is considering early adoption and will apply it prospectively to impairment tests beginning in the year of adoption, but in any event no later than January 1, 2020.
NOTE 2—LONG-LIVED ASSETS
Definite-lived Intangible Assets
The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the three months ended March 31, 2017:

	Revenue- generating contracts	Client / vendor relationships	Trademarks and naming rights	Non-compete agreements	Technology	Venue management and leaseholds	Other	Total
	(in thousands)
Balance as of December 31, 2016:
Gross carrying amount	$760,398	$402,009	$94,338	$65,992	$53,078	$54,001	$4,014	$1,433,830
Accumulated amortization	(316,800)	(213,785)	(23,724)	(22,099)	(13,637)	(29,664)	(2,090)	(621,799)
Net	443,598	188,224	70,614	43,893	39,441	24,337	1,924	812,031
Gross carrying amount:
Acquisitions— current year	—	11,856	—	—	41	—	—	11,897
Acquisitions— prior year	4,703	—	30,789	—	527	—	—	36,019
Foreign exchange	4,468	2,974	360	298	260	343	12	8,715
Other(1)	—	—	—	—	(41)	—	(250)	(291)
Net change	9,171	14,830	31,149	298	787	343	(238)	56,340
Accumulated amortization:
Amortization	(19,622)	(14,565)	(3,230)	(3,336)	(2,514)	(1,146)	(207)	(44,620)
Foreign exchange	(1,344)	(1,565)	(61)	(115)	(64)	(165)	(1)	(3,315)
Other(1)	—	—	—	—	41	—	250	291
Net change	(20,966)	(16,130)	(3,291)	(3,451)	(2,537)	(1,311)	42	(47,644)
Balance as of March 31, 2017:
Gross carrying amount	769,569	416,839	125,487	66,290	53,865	54,344	3,776	1,490,170
Accumulated amortization	(337,766)	(229,915)	(27,015)	(25,550)	(16,174)	(30,975)	(2,048)	(669,443)
Net	$431,803	$186,924	$98,472	$40,740	$37,691	$23,369	$1,728	$820,727
______________
(1) Other includes netdowns of fully amortized assets.

Included in the prior year acquisitions amounts above are changes primarily associated with the acquisitions of festival promotion businesses located in the United States.
The 2017 additions to definite-lived intangible assets from acquisitions have weighted-average lives as follows:

Weighted- Average Life (years)
Client/vendor relationships	4
Technology	1
All categories	4
Amortization of definite-lived intangible assets for the three months ended March 31, 2017 and 2016 was $44.6 million and $39.7 million, respectively. Amortization related to nonrecoupable ticketing contract advances for the three months ended March 31, 2017 and 2016 was $20.1 million and $21.4 million, respectively.
As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization may vary.
Goodwill
In 2016, the Company’s reportable segments were Concerts, Sponsorship & Advertising, Ticketing and Artist Nation. Beginning in 2017, the Company will no longer present Artist Nation as a reportable segment. The Company has included the business reported in the Artist Nation segment in the prior year in the Concerts segment. See further discussion of the segment change in Note 5—Segment Data. The Company’s seven reporting units remain unchanged.
The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the three months ended March 31, 2017:

	Concerts	Sponsorship & Advertising	Ticketing	Total
	(in thousands)
Balance as of December 31, 2016:
Goodwill	$1,017,020	$395,826	$739,105	$2,151,951
Accumulated impairment losses	(404,863)	—	—	(404,863)
Net	612,157	395,826	739,105	1,747,088

Acquisitions—current year	5,430	—	3,318	8,748
Acquisitions—prior year	(29,195)	(8,976)	882	(37,289)
Foreign exchange	2,875	1,538	1,153	5,566

Balance as of March 31, 2017:
Goodwill	996,130	388,388	744,458	2,128,976
Accumulated impairment losses	(404,863)	—	—	(404,863)
Net	$591,267	$388,388	$744,458	$1,724,113
Included in the prior year acquisitions amounts above are changes primarily associated with the acquisitions of festival promotion businesses located in the United States.
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

NOTE 3—FAIR VALUE MEASUREMENTS
The following table shows the fair value of the Company’s significant financial assets that are required to be measured at fair value on a recurring basis, which are classified on the balance sheets as cash and cash equivalents:

	Fair Value Measurements at March 31, 2017	Fair Value Measurements at December 31, 2016
	Level 1	Level 1
	(in thousands)
Assets:
Cash equivalents	$295,313	$55,081
The Company has cash equivalents which consist of money market funds. Fair values for cash equivalents are based on quoted prices in an active market which are considered to be Level 1 inputs as defined in the FASB guidance.
The Company’s outstanding debt held by third-party financial institutions is carried at cost, adjusted for any discounts or debt issuance costs. The Company’s debt is not publicly traded and the carrying amounts typically approximate fair value for debt that accrues interest at a variable rate, which are considered to be Level 2 inputs as defined in the FASB guidance. The estimated fair values of the Company’s 5.375% senior notes, 4.875% senior notes and 2.5% convertible senior notes were $260.3 million, $575.9 million and $299.3 million, respectively, at March 31, 2017. The estimated fair values of the 5.375% senior notes, 4.875% senior notes and 2.5% convertible senior notes were $259.7 million, $578.5 million and $294.6 million, respectively, at December 31, 2016. The estimated fair value of the Company’s third-party fixed-rate debt is based on quoted market prices in active markets for the same or similar debt, which are considered to be Level 2 inputs. The Company had fixed-rate debt held by noncontrolling interest partners with a face value of $36.9 million and $35.7 million at March 31, 2017 and December 31, 2016, respectively. The Company is unable to determine the fair value of this debt.

NOTE 4—EQUITY
The following table shows the reconciliation of the carrying amount of stockholders’ equity attributable to Live Nation, equity attributable to noncontrolling interests, total equity and also redeemable noncontrolling interests for the three months ended March 31, 2017:

	Live Nation Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands)			(in thousands)
Balance at December 31, 2016	$1,126,016	$223,500	$1,349,516	$347,068
Non-cash compensation expense	7,936	—	7,936	—
Common stock issued under stock plans, net of shares withheld for employee taxes	(4,731)	—	(4,731)	—
Exercise of stock options	21,628	—	21,628	—
Acquisitions	—	167	167	(1,986)
Purchases of noncontrolling interests	(12)		(12)	(86)
Redeemable noncontrolling interests fair value adjustments	(12,577)	—	(12,577)	12,577
Contributions received	—	7,281	7,281	—
Cash distributions	—	(2,812)	(2,812)	(9,415)
Other	—	1,311	1,311	(688)
Comprehensive income (loss):
Net loss	(32,993)	(5,623)	(38,616)	(9,154)
Foreign currency translation adjustments	11,396	—	11,396
Other	80	—	80	—
Balance at March 31, 2017	$1,116,743	$223,824	$1,340,567	$338,316
Accumulated Other Comprehensive Loss
The following table presents changes in the components of AOCI, net of taxes, for the three months ended March 31, 2017:

	Foreign Currency Items	Other	Total
	(in thousands)
Balance at December 31, 2016	$(176,246)	$(461)	$(176,707)
Other comprehensive income before reclassifications	11,396	80	11,476
Net other comprehensive income	11,396	80	11,476
Balance at March 31, 2017	$(164,850)	$(381)	$(165,231)
Earnings Per Share
Basic net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted net income (loss) per common share includes the effects of the assumed exercise of any outstanding stock options, the assumed vesting of shares of restricted stock awards and the assumed conversion of the convertible senior notes where dilutive. For the three months ended March 31, 2017 and 2016, there were no reconciling items to the weighted average common shares outstanding in the calculation of diluted net income (loss) per common share.

The following table shows securities excluded from the calculation of diluted net income (loss) per common share because such securities are anti-dilutive:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Options to purchase shares of common stock	16,030	17,322
Restricted stock awards—unvested	1,172	1,086
Conversion shares related to the convertible senior notes	7,930	7,930
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	25,132	26,338
NOTE 5—SEGMENT DATA
The Company’s reportable segments are Concerts, Sponsorship & Advertising and Ticketing. Prior to 2017, the Company reported an Artist Nation segment, which is now included in its Concerts segment based on the Company’s belief that the strategy behind artist management is to provide a full range of services related to concert promotion and to expand the Concerts line of business. In connection with this, there has been a change in the way the chief operating decision maker, as defined in the FASB guidance, makes decisions around allocations of resources and management responsibilities for this business.
The Concerts segment involves the promotion of live music events globally in the Company’s owned or operated venues and in rented third-party venues, the production of music festivals, the operation and management of music venues, the creation of associated content and the provision of management and other services to artists. The Sponsorship & Advertising segment manages the development of strategic sponsorship programs in addition to the sale of international, national and local sponsorships and the placement of advertising such as signage, promotional programs, rich media offerings, including advertising associated with live streaming and music-related original content, and ads across the Company’s distribution network of venues, events and websites. The Ticketing segment involves the management of the Company’s global ticketing operations, including providing ticketing software and services to clients, ticket resale services and online access for customers relating to ticket and event information, and is responsible for the Company’s primary ticketing website, www.ticketmaster.com.
Revenue and expenses earned and charged between segments are eliminated in consolidation. The Company’s capital expenditures below include accruals for amounts incurred but not yet paid for, but are not reduced by reimbursements received from outside parties such as landlords or replacements funded by insurance proceeds.
The Company manages its working capital on a consolidated basis. Accordingly, segment assets are not reported to, or used by, the Company’s management to allocate resources to or assess performance of the segments, and therefore, total segment assets have not been presented.

The following table presents the results of operations for the Company’s reportable segments for the three months ended March 31, 2017 and 2016:

	Concerts	Sponsorship & Advertising	Ticketing	Other	Corporate	Eliminations	Consolidated
	(in thousands)
Three Months Ended March 31, 2017
Revenue	$863,277	$63,988	$493,710	$5,847	$—	$(13,641)	$1,413,181
Direct operating expenses	664,745	11,574	261,803	279	—	(12,901)	925,500
Selling, general and administrative expenses	228,580	19,458	130,037	5,233	—	—	383,308
Depreciation and amortization	46,442	6,510	47,339	109	935	(740)	100,595
Loss (gain) on disposal of operating assets	(683)	—	—	—	24	—	(659)
Corporate expenses	—	—	—	—	25,803	—	25,803
Operating income (loss)	$(75,807)	$26,446	$54,531	$226	$(26,762)	$—	$(21,366)
Intersegment revenue	$10,865	$2,776	$—	$—	$—	$(13,641)	$—
Capital expenditures	$33,642	$505	$25,452	$146	$4,122	$—	$63,867
Three Months Ended March 31, 2016
Revenue	$754,892	$57,636	$405,786	$841	$—	$(11,439)	$1,207,716
Direct operating expenses	575,094	13,514	206,465	—	—	(10,870)	784,203
Selling, general and administrative expenses	202,480	13,869	118,262	2,603	—	—	337,214
Depreciation and amortization	43,927	4,906	45,749	20	922	(569)	94,955
Loss (gain) on disposal of operating assets	(34)	—	—	—	59	—	25
Corporate expenses	—	—	—	—	24,609	—	24,609
Operating income (loss)	$(66,575)	$25,347	$35,310	$(1,782)	$(25,590)	$—	$(33,290)
Intersegment revenue	$10,436	$1,003	$—	$—	$—	$(11,439)	$—
Capital expenditures	$6,172	$318	$16,259	$20	$1,757	$—	$24,526

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
Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth below under Part II Item 1A.—Risk Factors, in Part I Item IA.—Risk Factors of our 2016 Annual Report on Form 10-K, as well as other factors described herein or in our annual, quarterly and other reports we file with the SEC (collectively, “cautionary statements”). Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. We do not intend to update these forward-looking statements, except as required by applicable law.
Executive Overview
The first quarter of 2017 was another strong start for the year with our overall revenue increasing by 17% to $1.4 billion on a reported basis for the quarter, representing 19% growth on a constant currency basis. This revenue growth was across all of our segments as a result of increased concert fans, higher sponsorship revenue and increased fee-bearing ticket sales. Our operating loss and net loss for the quarter were lower than in the first quarter of 2016 largely due to improved operating results in our Ticketing segment. As the leading global live event and ticketing company, we believe that we are well-positioned to provide the best service to artists, teams, fans and venues and therefore drive growth across all our businesses. We believe that by leveraging our leadership position in the entertainment industry to reach fans through the live concert experience, we will sell more tickets and uniquely engage more advertising partners. By advancing innovation in ticketing technology, we will continue to improve the fan experience by offering increased and more diversified choices in an expanded ticketing marketplace. This gives us a compelling opportunity to continue to grow our fan base and our results.
Our Concerts segment revenue increased 14% on a reported basis, or 16% on a constant currency basis, largely due to increased stadium and arena attendance. Show count for the quarter was flat to last year while the number of fans attending our concert events increased by 22% in the quarter to almost 11 million, with growth largely from arena activity in North America and stadium activity in Australia. Despite the increased attendance at our shows, our overall Concerts operating loss increased largely due to higher selling, general and administrative expenses in the quarter related to compensation and overhead for newly acquired companies which we anticipate will drive revenue growth in the second and third quarters. Ticket sales for future events during 2017 are tracking ahead of where we were at the same time last year, driving a 34% growth in event-related deferred revenue at the end of March, which puts us in a good position for our concert season in the second and third quarters. In addition to growing our footprint, we continue to focus on initiatives that expand ticket distribution and premium ticket products as well as elevate our on-site offerings. We will continue to look for expansion opportunities in Concerts, both domestically and internationally, as well as ways to market our events more effectively in order to continue to expand our fan base and geographic reach and to sell more tickets.
Our Sponsorship & Advertising segment revenue increased by 11% on a reported basis, or 13% on a constant currency basis, driven by the acquisitions of a digital content company and festival promotion businesses, higher online revenue in North America as well as increased festival sales in Australia and the Middle East. This year, we are focused on developing new festival sponsor opportunities, expanding our national and global partnerships and increasing our concert-related content on third-party platforms. Our extensive on-site and online reach, global venue distribution network, artist relationships and ticketing operations are the key to securing long-term sponsorship and advertising agreements with major brands, and we plan to expand these assets while extending our sales reach further into new international markets.
Our Ticketing segment revenue increased 22% on a reported basis, or 23% on a constant currency basis. The revenue growth came from both higher primary ticket sales globally as well as continued growth from our resale business. Operating income for the quarter also improved, largely from the higher primary and resale activity. Overall, the total number of fee-bearing tickets sold increased 11% largely due to stronger concert ticket sales in both North America and internationally. As a result, three of our top ten global sales months ever were in the first quarter of 2017. Our ongoing efforts to enhance the consumer experience were reflected in higher conversion rates globally for the first quarter, with both mobile and desktop conversion up year-over-year. As a result of our focus on improving consumer choice and convenience, our mobile sales continue to grow. This quarter, 30% of our total tickets were sold via mobile and tablet devices, up from 24% in the first quarter of 2016. We will continue to invest in our ticketing platform to improve the ticket buying experience for our fans and provide better tools and information resources for our venue clients.
We are optimistic about the long-term potential of our Company and are focused on the key elements of our business model: expand our concerts platform and improve the on-site experience for our fans, drive conversion of ticket sales through development of innovative products to sell more tickets, and develop unique marketing and content programs for top brands.
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
Segment Overview
Our reportable segments are Concerts, Sponsorship & Advertising and Ticketing. Prior to 2017 we reported an Artist Nation segment, which is now included in our Concerts segment. See further discussion of the segment change in Item 1.—Financial Statements—Note 5—Segment Data.
Concerts
Our Concerts segment principally involves the global promotion of live music events in our owned or operated venues and in rented third-party venues, the operation and management of music venues, the production of music festivals across the world, the creation of associated content and the provision of management and other services to artists. While our Concerts segment operates year-round, we experience higher revenue during the second and third quarters due to the seasonal nature of shows at our outdoor amphitheaters and festivals, which primarily occur from May through October. Revenue and related costs for events are generally deferred and recognized when the event occurs. All advertising costs incurred during the year for shows in future years are expensed at the end of the year.
Concerts direct operating expenses include artist fees, event production costs, show-related marketing and advertising expenses, along with other costs.
To judge the health of our Concerts segment, we primarily monitor the number of confirmed events in our network of owned or operated and third-party venues, talent fees, average paid attendance, advance ticket sales and number of major clients represented. In addition, at our owned or operated venues and festivals, we monitor ancillary revenue per fan and premium ticket sales. For business that is conducted in foreign markets, we also compare the operating results from our foreign operations to prior periods without the impact of changes in foreign exchange rates.
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
To judge the health of our Sponsorship & Advertising segment, we primarily review the revenue generated through sponsorship arrangements, the percentage of expected revenue under contract and online advertising revenue. For business that is conducted in foreign markets, we also compare the operating results from our foreign operations to prior periods without the impact of changes in foreign exchange rates.
Ticketing
Our Ticketing segment is primarily an agency business that sells tickets for events on behalf of our clients and retains a service charge for these services. Gross transaction value, or GTV, represents the total amount of the transaction related to a ticket sale and includes the face value of the ticket as well as the service charge. Service charges are generally based on a percentage of the face value or a fixed fee. We sell tickets through websites, mobile apps, ticket outlets and telephone call centers. Our ticketing sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon scheduling by our clients. We also offer ticket resale services, sometimes referred to as secondary ticketing, primarily through our integrated inventory platform, league/team platforms and other platforms internationally. Our Ticketing segment manages our online activities including enhancements to our ticketing websites and product offerings. Through our websites, we sell tickets to our own events as well as tickets for our clients and provide event information. Revenue related to ticketing service charges is recognized when the ticket is sold for our outside clients. For our own events, where our concert promoters control ticketing, revenue is deferred and recognized as the event occurs.
Ticketing direct operating expenses include ticketing client royalties and credit card fees, along with other costs.
To judge the health of our Ticketing segment, we primarily review GTV and the number of tickets sold through our primary and secondary ticketing operations, the number of clients renewed or added and the average royalty rate paid to clients who use our ticketing services. In addition, we review the number of visits to our websites, the purchase conversion rate, the overall number of customers in our database, the number of tickets sold via mobile and the number of app installs. For business that is conducted in foreign markets, we also compare the operating results from our foreign operations to prior periods without the impact of changes in foreign exchange rates.

Key Operating Metrics

	Three Months Ended March 31,
	2017	2016
	(in thousands except estimated events)
Concerts (1)
Estimated events:
North America	3,744	3,448
International	2,207	2,397
Total estimated events	5,951	5,845
Estimated fans:
North America	5,775	4,841
International	5,095	4,079
Total estimated fans	10,870	8,920
Ticketing (2)
Number of fee-bearing tickets sold	49,602	44,523
Number of non-fee-bearing tickets sold	78,435	76,482
Total tickets sold	128,037	121,005
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

(2)
The number of fee-bearing tickets sold includes primary and secondary tickets that are sold using our Ticketmaster systems or that we issue through affiliates. This metric includes primary tickets sold during the period regardless of event timing, except for our own events where our concert promoters control ticketing and which are reported as the events occur. The non-fee-bearing tickets sold reported above includes primary tickets sold using our Ticketmaster systems, through season seat packages and our venue clients’ box offices, along with tickets sold on our ‘do it yourself’ platform.

Non-GAAP Measures
Reconciliation of Adjusted Operating Income (Loss)
AOI is a non-GAAP financial measure that we define as operating income (loss) before acquisition expenses (including transaction costs, changes in the fair value of acquisition-related contingent consideration obligations, and acquisition-related severance and compensation), depreciation and amortization (including goodwill impairment), loss (gain) on disposal of operating assets and certain stock-based compensation expense. We use AOI to evaluate the performance of our operating segments. We believe that information about AOI assists investors by allowing them to evaluate changes in the operating results of our portfolio of businesses separate from non-operational factors that affect net income, thus providing insights into both operations and the other factors that affect reported results. AOI is not calculated or presented in accordance with GAAP. A limitation of the use of AOI as a performance measure is that it does not reflect the periodic costs of certain amortizing assets used in generating revenue in our business. Accordingly, AOI should be considered in addition to, and not as a substitute for, operating income (loss), net income (loss), and other measures of financial performance reported in accordance with GAAP. Furthermore, this measure may vary among other companies; thus, AOI as presented herein may not be comparable to similarly titled measures of other companies.

The following table sets forth the reconciliation of AOI to operating income (loss):

	Operating income (loss)	Stock- based compensation expense	Loss (gain) on disposal of operating assets	Depreciation and amortization	Acquisition expenses	AOI
	(in thousands)
Three Months Ended March 31, 2017
Concerts	$(75,807)	$2,773	$(683)	$46,442	$5,142	$(22,133)
Sponsorship & Advertising	26,446	339	—	6,510	—	33,295
Ticketing	54,531	880	—	47,339	365	103,115
Other and Eliminations	226	—	—	(631)	—	(405)
Corporate	(26,762)	3,944	24	935	5	(21,854)
Total	$(21,366)	$7,936	$(659)	$100,595	$5,512	$92,018
Three Months Ended March 31, 2016
Concerts	$(66,575)	$3,063	$(34)	$43,927	$2,640	$(16,979)
Sponsorship & Advertising	25,347	387	—	4,906	—	30,640
Ticketing	35,310	964	—	45,749	29	82,052
Other and Eliminations	(1,782)	—	—	(549)	—	(2,331)
Corporate	(25,590)	4,509	59	922	103	(19,997)
Total	$(33,290)	$8,923	$25	$94,955	$2,772	$73,385
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

Segment Operating Results
Concerts
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2017	2016
	(in thousands)
Revenue	$863,277	$754,892	14%
Direct operating expenses	664,745	575,094	16%
Selling, general and administrative expenses	228,580	202,480	13%
Depreciation and amortization	46,442	43,927	6%
Gain on disposal of operating assets	(683)	(34)	*
Operating loss	$(75,807)	$(66,575)	(14)%
Operating margin	(8.8)%	(8.8)%
AOI**	$(22,133)	$(16,979)	(30)%
AOI margin**	(2.6)%	(2.2)%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for definition and reconciliation of AOI and AOI margin.
Revenue
Concerts revenue increased $108.4 million during the three months ended March 31, 2017 as compared to the same period of the prior year. Excluding the decrease of $13.9 million related to currency impacts, revenue increased $122.3 million, or 16%, on a constant currency basis, primarily due to more shows in our international stadiums, North America arenas and worldwide theaters and clubs partially offset by fewer international arena shows. Concerts had incremental revenue of $25.6 million from the acquisitions of concert and festival promotion businesses.
Operating results
The increased operating loss for Concerts for the three months ended March 31, 2017 was primarily driven by higher compensation costs associated with annual salary increases, headcount growth and recent acquisitions partially offset by improved operating results for our worldwide arenas and international stadiums.

Sponsorship & Advertising
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2017	2016
	(in thousands)
Revenue	$63,988	$57,636	11%
Direct operating expenses	11,574	13,514	(14)%
Selling, general and administrative expenses	19,458	13,869	40%
Depreciation and amortization	6,510	4,906	33%
Operating income	$26,446	$25,347	4%
Operating margin	41.3%	44.0%
AOI**	$33,295	$30,640	9%
AOI margin**	52.0%	53.2%
_______

**	See “—Non-GAAP Measures” above for definition and reconciliation of AOI and AOI margin.
Revenue
Sponsorship & Advertising revenue increased $6.4 million during the three months ended March 31, 2017 as compared to the same period of the prior year primarily due to increased online advertising and incremental revenue of $3.9 million from the acquisitions of a digital content company and festival promotion businesses.
Operating results
The increase in Sponsorship & Advertising operating income for the three months ended March 31, 2017 was primarily driven by improved online advertising results and lower fulfillment costs on certain sponsorship programs partially offset by increased compensation costs associated with higher headcount.

Ticketing
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2017	2016
	(in thousands)
Revenue	$493,710	$405,786	22%
Direct operating expenses	261,803	206,465	27%
Selling, general and administrative expenses	130,037	118,262	10%
Depreciation and amortization	47,339	45,749	3%
Operating income	$54,531	$35,310	54%
Operating margin	11.0%	8.7%
AOI**	$103,115	$82,052	26%
AOI margin**	20.9%	20.2%
_______

**	See “—Non-GAAP Measures” above for definition and reconciliation of AOI and AOI margin.
Revenue
Ticketing revenue increased $87.9 million during the three months ended March 31, 2017 as compared to the same period of the prior year. Excluding the decrease of $5.5 million related to currency impacts, revenue increased $93.4 million, or 23%, on a constant currency basis, primarily due to increased worldwide primary ticket volume and fees driven by concert ticket sales along with higher North America resale ticket volume for concert events.
Operating results
The increase in Ticketing operating income for the three months ended March 31, 2017 was primarily due to increased operating results from primary and North America resale ticket sales partially offset by increased legal costs and higher compensation costs associated with annual salary increases.

Consolidated Results of Operations

	Three Months Ended March 31,				% Change
	2017			2016
	As Reported	Currency Impacts	At Constant Currency**	As Reported	As Reported	At Constant Currency**
	(in thousands)
Revenue	$1,413,181	$20,294	$1,433,475	$1,207,716	17%	19%
Operating expenses:
Direct operating expenses	925,500	13,618	939,118	784,203	18%	20%
Selling, general and administrative expenses	383,308	7,304	390,612	337,214	14%	16%
Depreciation and amortization	100,595	1,761	102,356	94,955	6%	8%
Loss (gain) on disposal of operating assets	(659)	—	(659)	25	*	*
Corporate expenses	25,803	19	25,822	24,609	5%	5%
Operating loss	(21,366)	$(2,408)	$(23,774)	(33,290)	36%	29%
Operating margin	(1.5)%		(1.7)%	(2.8)%
Interest expense	26,010			25,432
Interest income	(945)			(556)
Equity in earnings of nonconsolidated affiliates	(2,340)			(592)
Other income, net	(2,842)			(8,547)
Loss before income taxes	(41,249)			(49,027)
Income tax expense	6,521			6,927
Net loss	(47,770)			(55,954)
Net loss attributable to noncontrolling interests	(14,777)			(11,436)
Net loss attributable to common stockholders of Live Nation	$(32,993)			$(44,518)

The following table summarizes the components of depreciation and amortization in each respective period:

	Three Months Ended March 31,		% Change
	2017	2016
	(in thousands)
Depreciation	$35,912	$33,069	9%
Amortization of intangibles	44,620	39,737	12%
Amortization of nonrecoupable ticketing contract advances ***	20,063	21,439	(6)%
Amortization of other assets	—	710	*
	$100,595	$94,955	6%
___________

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for definition of constant currency.
***
In accounting for the merger between Live Nation and Ticketmaster Entertainment LLC in January 2010, the nonrecoupable ticketing contract advances that existed at the date of the merger were written off in acquisition accounting in accordance with GAAP. Had we continued amortizing the net book value of these nonrecoupable ticketing contract advances, the amortization above would have been $0.3 million higher for each of the quarters ended March 31, 2017 and 2016.

Other income, net
Other income, net includes the impact of net foreign exchange rate gains of $2.7 million and $7.8 million for the three months ended March 31, 2017 and 2016, respectively, primarily from revaluation of certain foreign currency denominated net assets held internationally.
Liquidity and Capital Resources
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
Our balance sheet reflects cash and cash equivalents of $2.2 billion at March 31, 2017 and $1.5 billion at December 31, 2016. Included in the March 31, 2017 and December 31, 2016 cash and cash equivalents balances are $671.0 million and $591.0 million, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges that we refer to as client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to clients on a regular basis. Our foreign subsidiaries held approximately $972.0 million in cash and cash equivalents, excluding client cash, at March 31, 2017. We generally do not intend to repatriate these funds, but if we did, we would need to accrue and pay United States federal and state income taxes on any future repatriations, net of applicable foreign tax credits. We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is 90 days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects total net debt of $2.3 billion at March 31, 2017 and December 31, 2016. Our weighted-average cost of debt, excluding unamortized debt discounts and debt issuance costs on our term loans and notes, was 3.8% at March 31, 2017.
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
Our intra-year cash fluctuations are impacted by the seasonality of our various businesses. Examples of seasonal effects include our Concerts segment, which reports the majority of its revenue in the second and third quarters. Cash inflows and outflows depend on the timing of event-related payments but the majority of the inflows generally occur prior to the event. See “—Seasonality” below. We believe that we have sufficient financial flexibility to fund these fluctuations and to access the global capital markets on satisfactory terms and in adequate amounts, although there can be no assurance that this will be the case, and capital could be less accessible and/or more costly given current economic conditions. We expect cash flows from operations and borrowings under our senior secured credit facility, along with other financing alternatives, to satisfy working capital requirements, capital expenditures and debt service requirements for at least the succeeding year.
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
Sources of Cash
Senior Secured Credit Facility
At March 31, 2017, our senior secured credit facility consists of (i) a $190 million term loan A facility, (ii) a $975 million term loan B facility and (iii) a $365 million revolving credit facility. Subject to certain conditions, we have the right to increase the facility by an amount equal to the sum of $625 million and the aggregate principal amount of voluntary prepayments of the term B loans and permanent reductions of the revolving credit facility commitments, in each case, other than from proceeds of long-term indebtedness, and additional amounts so long as the senior secured leverage ratio calculated on a pro-forma basis (as defined in the agreement) is no greater than 3.25x. The revolving credit facility provides for borrowing up to the amount of the facility with sublimits of up to (i) $150 million for the issuance of letters of credit, (ii) $50 million for swingline loans, (iii) $200 million for borrowings in Euros and British Pounds and (iv) $50 million for borrowings in one or more other approved currencies. The senior secured credit facility is secured by (i) a first priority lien on substantially all of our tangible and intangible personal property of our domestic subsidiaries that are guarantors and (ii) a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of our direct and indirect domestic subsidiaries and 65% of each class of capital stock of any first-tier foreign subsidiaries, subject to certain exceptions.
The interest rates per annum applicable to revolving credit facility loans and the term loan A under the senior secured credit facility are, at our option, equal to either LIBOR plus 2.25% or a base rate plus 1.25%, subject to stepdowns based on our net leverage ratio. The interest rates per annum applicable to the term loan B are, at our option, equal to either LIBOR plus 2.50% or a base rate plus 1.50%. We are required to pay a commitment fee of 0.5% per year on the undrawn portion available under the revolving credit facility, subject to a stepdown based on our net leverage ratio, and variable fees on outstanding letters of credit.
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
Stock Option Exercises
During the three months ended March 31, 2017 we received $21.6 million of proceeds from the exercise of stock options.
Debt Covenants
Our senior secured credit facility contains a number of covenants and restrictions that, among other things, requires us to satisfy certain financial covenants and restricts our and our subsidiaries’ ability to incur additional debt, make certain investments and acquisitions, repurchase our stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets, merge or consolidate, and pay dividends and make distributions (with the exception of subsidiary dividends or distributions to the parent company or other subsidiaries on at least a pro-rata basis with any noncontrolling interest partners). Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the credit facility becoming immediately due and payable. The senior secured credit facility agreement has one covenant, measured quarterly, that relates to total leverage. The consolidated total leverage covenant requires us to maintain a ratio of consolidated total funded debt to consolidated EBITDA (both as defined in the credit agreement) of 5.5x over the trailing four consecutive quarters through September 30, 2017. The consolidated total leverage ratio will reduce to 5.25x on December 31, 2017, 5.0x on December 31, 2018, 4.75x on December 31, 2019 and 4.5x on December 31, 2020.
The indentures governing our 4.875% senior notes and 5.375% senior notes contain covenants that limit, among other things, our ability and the ability of our restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make certain distributions, investments and other restricted payments, sell certain assets, agree to any restrictions on the ability of restricted subsidiaries to make payments to us, merge, consolidate or sell all of our assets, create certain liens, and engage in transactions with affiliates on terms that are not on an arms-length basis. Certain covenants, including those pertaining to incurrence of indebtedness, restricted payments, asset sales, mergers, and transactions with affiliates will be suspended during any period in which the notes are rated investment grade by both rating agencies and no default or event of default under the indenture has occurred and is continuing. The 4.875% senior notes and the 5.375% senior notes contain two incurrence-based financial covenants, as defined, requiring a minimum fixed charge coverage ratio of 2.0x and a maximum secured indebtedness leverage ratio of 3.5x.

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
As of March 31, 2017, we believe we were in compliance with all of our debt covenants. We expect to remain in compliance with all of our debt covenants throughout 2017.
Uses of Cash
Acquisitions
When we make acquisitions, the acquired entity may have cash at the time of acquisition. All amounts related to the use of cash for acquisitions discussed in this section are presented net of any cash acquired. During the three months ended March 31, 2017, we used $4.7 million of cash primarily for the acquisitions of a concert promotion business in Italy and a ticketing business with locations in the Czech Republic and Poland. As of the date of acquisition, the acquired businesses had a total of $8.1 million of cash on their balance sheets, primarily related to deferred revenue for future events.
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
Our capital expenditures, including accruals for amounts incurred but not yet paid for but net of expenditures funded by outside parties such as landlords or replacements funded by insurance proceeds, consisted of the following:

	Three Months Ended March 31,
	2017	2016 (1)
	(in thousands)
Maintenance capital expenditures	$24,481	$13,398
Revenue generating capital expenditures	32,678	11,128
Total capital expenditures	$57,159	$24,526
___________
(1) Approximately $1.0 million has been reclassified from maintenance to revenue generating capital expenditures from amounts previously reported in 2016. The total capital expenditures are unchanged.
Maintenance capital expenditures during the first three months of 2017 increased from the same period of the prior year primarily associated with the expansion of certain office facilities, technology system enhancements and venue-related projects.
Revenue generating capital expenditures during the first three months of 2017 increased from the same period of the prior year primarily due to venue improvements including wifi enhancements at our amphitheaters.
We currently expect capital expenditures to be approximately $220 million for the full year 2017.

Cash Flows

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cash provided by (used in):
Operating activities	$760,701	$517,398
Investing activities	$(75,027)	$(85,744)
Financing activities	$(5,066)	$(53,289)
Operating Activities
Cash provided by operating activities increased $243.3 million for the three months ended March 31, 2017 as compared to the same period of the prior year. During the first three months of 2017, we received more cash for future events, increasing deferred revenue, partially offset by a decrease in accounts payable and accrued liabilities based on the timing of payments.
Investing Activities
Cash used in investing activities decreased $10.7 million for the three months ended March 31, 2017 as compared to the same period of the prior year primarily due to lower net payments for acquisitions partially offset by higher purchases of property, plant and equipment. See “—Uses of Cash” above for further discussion.
Financing Activities
Cash used in financing activities decreased $48.2 million for the three months ended March 31, 2017 as compared to the same period of the prior year primarily as a result of higher proceeds from the exercise of stock options and lower payments for deferred and contingent consideration related to past acquisitions.
Seasonality
Our Concerts and Sponsorship & Advertising segments typically experience higher operating income in the second and third quarters as our outdoor venues and festivals are primarily used in or occur from May through October. In addition, the timing of when tickets are sold and the tours of top-grossing acts can impact comparability of quarterly results year over year, although annual results may not be impacted. Our Ticketing segment revenue is impacted by fluctuations in the availability of events for sale to the public, which vary depending upon scheduling by our clients.
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
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. Our foreign subsidiaries also carry certain net assets or liabilities that are denominated in a currency other than that subsidiary’s functional currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported operating income of $19.7 million for the three months ended March 31, 2017. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating loss for the three months ended March 31, 2017 by $2.0 million. As of March 31, 2017, our primary foreign exchange exposure included the Euro, British Pound, Australian Dollar and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities. In addition, the reported carrying value of our assets and liabilities, including the total cash and cash equivalents held by our foreign operations, will also be affected by changes in foreign currency exchange rates.
We primarily use forward currency contracts, in addition to options, to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. We also may enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At March 31, 2017, we had forward currency contracts and options outstanding with a notional amount of $173.8 million.
Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $2.4 billion of total debt, excluding debt discounts and issuance costs, outstanding as of March 31, 2017, of which $1.2 billion was fixed-rate debt and $1.2 billion was floating-rate debt.
Based on the amount of our floating-rate debt as of March 31, 2017, each 25-basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $3.0 million when the floor rate is not applicable. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of March 31, 2017 with no subsequent change in rates for the remainder of the period.
We have one interest rate cap agreement with an aggregate notional amount of $6.2 million at March 31, 2017. The interest rate cap agreement ensures that a portion of our floating-rate debt does not exceed 4.25% and expires in June 2018. This agreement has not been designated as a hedging instrument. Therefore, any change in fair value is recorded in earnings during the period of change.
Ratio of Earnings to Fixed Charges
The ratio of earnings to fixed charges is as follows:

Three months ended March 31,		Year Ended December 31,
2017	2016	2016	2015	2014	2013
*	*	1.38	1.03	*	*

*
For the three months ended March 31, 2017 and 2016, fixed charges exceeded earnings before income taxes and fixed charges by $43.6 million and $49.6 million, respectively. For the years ended December 31, 2014 and 2013, fixed charges exceeded earnings before income taxes and fixed charges by $104.0 million and $6.0 million, respectively.

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
Accounting Pronouncements
Information regarding recently issued and adopted accounting pronouncements can be found in Item 1.—Financial Statements—Note 1—Basis of Presentation and Other Information.
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
Management believes that the accounting estimates involved in business combinations, impairment of long-lived assets and goodwill, revenue recognition, litigation accruals and income taxes are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. These critical accounting estimates, the judgments and assumptions and the effect if actual results differ from these assumptions are described in Part II Financial Information—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2016 Annual Report on Form 10-K filed with the SEC on February 23, 2017.
There have been no changes to our critical accounting policies during the three months ended March 31, 2017.

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
Based on their evaluation as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Part I Financial Information—Item 1A. Risk Factors of our 2016 Annual Report on Form 10-K filed with the SEC on February 23, 2017, describes some of the risks and uncertainties associated with our business which have the potential to materially affect our business, financial condition or results of operations. We do not believe that there have been any material changes to the risk factors previously disclosed in our 2016 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
None.
Item 6. Exhibits
The information in the Exhibit Index of this Quarterly Report on Form 10-Q is incorporated into this Item 6 by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 4, 2017.

LIVE NATION ENTERTAINMENT, INC.

By:	/s/ Brian Capo
Brian Capo
Chief Accounting Officer (Duly Authorized Officer)

EXHIBIT INDEX

	Exhibit Description	Incorporated by Reference				Filed Here with
Exhibit No.		Form	File No.	Exhibit No.	Filing Date
10.1	First Supplemental Indenture, dated as of April 7, 2017, among Live Nation Entertainment, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.					X
10.2	Sixth Supplemental Indenture, dated as of April 7, 2017, among Live Nation Entertainment, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.					X
31.1	Certification of Chief Executive Officer.					X
31.2	Certification of Chief Financial Officer.					X
32.1	Section 1350 Certification of Chief Executive Officer.					X
32.2	Section 1350 Certification of Chief Financial Officer.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Schema Document.					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X