Form 10-Q
period 2017-06-30
Live Nation Entertainment, Inc.
filed 2017-08-09
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
Form 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On August 2, 2017, there were 206,137,114 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 1,114,977 shares of unvested restricted stock awards and excluding 408,024 shares held in treasury.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2017	December 31, 2016
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$2,216,812	$1,526,591
Accounts receivable, less allowance of $32,871 and $29,634, respectively	865,107	568,936
Prepaid expenses	850,340	528,250
Other current assets	52,019	49,774
Total current assets	3,984,278	2,673,551
Property, plant and equipment
Land, buildings and improvements	887,145	838,545
Computer equipment and capitalized software	566,650	524,571
Furniture and other equipment	281,417	256,765
Construction in progress	138,231	125,430
	1,873,443	1,745,311
Less accumulated depreciation	1,056,070	993,775
	817,373	751,536
Intangible assets
Definite-lived intangible assets, net	798,097	812,031
Indefinite-lived intangible assets	368,913	368,766
Goodwill	1,754,974	1,747,088
Other long-term assets	527,791	411,294
Total assets	$8,251,426	$6,764,266
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$858,089	$726,475
Accounts payable	123,940	55,030
Accrued expenses	1,000,778	781,494
Deferred revenue	1,737,491	804,973
Current portion of long-term debt, net	66,430	53,317
Other current liabilities	49,929	39,055
Total current liabilities	3,836,657	2,460,344
Long-term debt, net	2,249,157	2,259,736
Deferred income taxes	205,770	197,811
Other long-term liabilities	155,788	149,791
Commitments and contingent liabilities
Redeemable noncontrolling interests	346,831	347,068
Stockholders’ equity
Common stock	2,054	2,034
Additional paid-in capital	2,392,556	2,381,011
Accumulated deficit	(1,024,972)	(1,073,457)
Cost of shares held in treasury	(6,865)	(6,865)
Accumulated other comprehensive loss	(136,134)	(176,707)
Total Live Nation stockholders’ equity	1,226,639	1,126,016
Noncontrolling interests	230,584	223,500
Total equity	1,457,223	1,349,516
Total liabilities and equity	$8,251,426	$6,764,266

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands except share and per share data)
Revenue	$2,818,693	$2,179,258	$4,231,874	$3,386,974
Operating expenses:
Direct operating expenses	2,142,874	1,605,688	3,068,374	2,389,891
Selling, general and administrative expenses	434,385	374,826	817,693	712,040
Depreciation and amortization	95,870	95,424	196,465	190,379
Loss (gain) on disposal of operating assets	115	(279)	(544)	(254)
Corporate expenses	32,016	29,440	57,819	54,049
Operating income	113,433	74,159	92,067	40,869
Interest expense	27,927	25,284	53,937	50,716
Interest income	(1,031)	(650)	(1,976)	(1,206)
Equity in losses (earnings) of nonconsolidated affiliates	(536)	305	(2,876)	(287)
Other expense (income), net	(3,466)	7,353	(6,308)	(1,194)
Income (loss) before income taxes	90,539	41,867	49,290	(7,160)
Income tax expense	9,984	5,406	16,505	12,333
Net income (loss)	80,555	36,461	32,785	(19,493)
Net loss attributable to noncontrolling interests	(923)	(1,280)	(15,700)	(12,716)
Net income (loss) attributable to common stockholders of Live Nation	$81,478	$37,741	$48,485	$(6,777)

Basic net income (loss) per common share available to common stockholders of Live Nation	$0.31	$0.13	$0.08	$(0.16)
Diluted net income (loss) per common share available to common stockholders of Live Nation	$0.29	$0.13	$0.08	$(0.16)

Weighted average common shares outstanding:
Basic	204,688,374	201,896,009	204,212,281	201,796,075
Diluted	213,879,152	208,601,733	213,119,962	201,796,075

Reconciliation to net income (loss) available to common stockholders of Live Nation:
Net income (loss) attributable to common stockholders of Live Nation	$81,478	$37,741	$48,485	$(6,777)
Accretion of redeemable noncontrolling interests	(18,837)	(11,292)	(31,414)	(24,628)
Basic and diluted net income (loss) available to common stockholders of Live Nation	$62,641	$26,449	$17,071	$(31,405)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Net income (loss)	$80,555	$36,461	$32,785	$(19,493)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	29,097	(23,499)	40,493	(24,747)
Other	—	—	80	—
Comprehensive income (loss)	109,652	12,962	73,358	(44,240)
Comprehensive loss attributable to noncontrolling interests	(923)	(1,280)	(15,700)	(12,716)
Comprehensive income (loss) attributable to common stockholders of Live Nation	$110,575	$14,242	$89,058	$(31,524)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2017	2016
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$32,785	$(19,493)
Reconciling items:
Depreciation	71,713	67,482
Amortization	124,752	122,897
Deferred income tax benefit	(7,943)	(2,708)
Amortization of debt issuance costs, discounts and premium, net	6,332	5,199
Non-cash compensation expense	16,101	17,144
Other, net	10,889	1,845
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(282,075)	(171,670)
Increase in prepaid expenses and other assets	(407,601)	(407,450)
Increase in accounts payable, accrued expenses and other liabilities	377,770	186,888
Increase in deferred revenue	860,916	710,841
Net cash provided by operating activities	803,639	510,975
CASH FLOWS FROM INVESTING ACTIVITIES
Investments made in nonconsolidated affiliates	(18,209)	(13,508)
Purchases of property, plant and equipment	(128,607)	(78,880)
Cash paid for acquisitions, net of cash acquired	(16,619)	(122,318)
Other, net	(8,505)	(4,704)
Net cash used in investing activities	(171,940)	(219,410)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	55,549	4,821
Payments on long-term debt	(74,207)	(18,640)
Distributions to noncontrolling interests	(18,523)	(22,211)
Purchases and sales of noncontrolling interests, net	(8,106)	(16,559)
Proceeds from exercise of stock options	32,629	743
Payments for deferred and contingent consideration	(14,149)	(3,732)
Other, net	2,642	(13,516)
Net cash used in financing activities	(24,165)	(69,094)
Effect of exchange rate changes on cash and cash equivalents	82,687	(13,497)
Net increase in cash and cash equivalents	690,221	208,974
Cash and cash equivalents at beginning of period	1,526,591	1,303,125
Cash and cash equivalents at end of period	$2,216,812	$1,512,099

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
The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2016 Annual Report on Form 10-K filed with the SEC on February 23, 2017, as amended by the Form 10-K/A filed with the SEC on June 23, 2017.
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
Cash and Cash Equivalents
Included in the June 30, 2017 and December 31, 2016 cash and cash equivalents balance is $704.3 million and $591.0 million, respectively, of cash received that includes the face value of tickets sold on behalf of ticketing clients and their share of service charges, which amounts are to be remitted to the clients.
Acquisitions
During the first six months of 2017, the Company completed several acquisitions that were accounted for as business combinations under the acquisition method of accounting. These acquisitions were not significant either on an individual basis or in the aggregate.
Income Taxes
Each reporting period, the Company evaluates the realizability of all of its deferred tax assets in each tax jurisdiction. As of June 30, 2017, the Company continued to maintain a full valuation allowance against its net deferred tax assets in certain jurisdictions due to sustained pre-tax losses. As a result of the valuation allowances, no tax benefits have been recognized for losses incurred in those tax jurisdictions for the first six months of 2017 and 2016.
Accounting Pronouncements - Recently Adopted
In March 2016, the FASB issued guidance clarifying that the assessment of whether an embedded contingent put or call option is clearly and closely related to the debt instrument only requires an analysis pursuant to the four-step decision sequence outlined in the guidance for embedded derivatives. The guidance should be applied to existing debt instruments using a modified retrospective method as of the beginning of the period of adoption. The Company adopted this guidance on January 1, 2017, and the adoption did not have an impact on its financial position or results of operations.
In October 2016, the FASB issued guidance that requires a single decision maker evaluating whether it is the primary beneficiary of a variable interest entity to consider its indirect interests held by related parties that are under common control on a proportionate basis as opposed to considering those interests in their entirety as required by current guidance. The guidance should be applied retrospectively. The Company adopted this guidance on January 1, 2017, and the adoption did not have an impact on its financial position or results of operations.
In December 2016, the FASB issued guidance making technical corrections and improvements, which includes an update clarifying how to account for arrangements that include a license to use internal-use software acquired from third parties. This is a change from current guidance, which did not specify how to account for these types of arrangements. The guidance for this specific technical correction should be applied prospectively. The Company adopted this guidance on January 1, 2017, and the adoption did not have a material effect on its financial position or results of operations.

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
To assess the impact of the standard, the Company has dedicated certain of its personnel to lead the implementation effort and has supplemented them with additional external resources. These personnel reviewed the amended guidance and subsequent clarifications and attended multiple training sessions in order to understand the potential impact the new standard could have on the Company’s revenue streams. Surveys were sent to and completed by divisional finance managers in order to obtain a more detailed understanding of the contracts within each division and follow-up meetings with these divisions were then conducted. Based on the results of these surveys and meetings, the Company judgmentally selected a sample of contracts based on size and complexity and ensuring all major revenue streams were represented. The Company has completed its preliminary review of all the selected contracts and is in the process of compiling and summarizing the results for additional review and analysis.
Based on the procedures performed to date, the Company believes it has identified all material contract types and costs that may be impacted by the new guidance and it is nearing the completion of its assessment. The Concerts segment, representing approximately 70% of the Company’s 2016 consolidated revenue, is not expected to experience a change in its revenue recognition as the Company believes this revenue should continue to be deferred until the event date under the new standard. For the Ticketing segment, representing approximately 22% of 2016 consolidated revenue, the Company is continuing to evaluate whether the revised considerations for determining a principal versus an agent could change the way that the Company presents payments to third parties from an expense to a reduction of revenue. The timing of revenue recognition is not expected to change for the Ticketing business. The remaining revenue streams are not expected to be materially impacted by the new guidance.
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
In January 2016, the FASB issued amendments for the recognition, measurement, presentation and disclosure of financial instruments. Among other things, the guidance requires equity investments that do not result in consolidation and are not accounted for under the equity method to be measured at fair value with any change in fair value recognized in net income unless the investments do not have readily determinable fair values. The amendments are effective for annual periods beginning after December 15, 2017 and interim periods within that year. Early adoption is not permitted for most of the amendments. The amendments are to be applied through a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption with the exception of equity investments without readily determinable fair values, which will be applied prospectively. The Company will adopt this guidance on January 1, 2018, and is currently evaluating the impact that this guidance will have on its financial position and results of operations.
In February 2016, the FASB issued guidance that requires lessees to recognize most leases on their balance sheet as a lease liability and a right-of-use asset, and to disclose key information about leasing arrangements. The guidance is effective for annual periods beginning after December 15, 2018 and interim periods within that year, and early adoption is permitted. The guidance should be applied on a modified retrospective basis. The Company expects to adopt this guidance on January 1, 2019, and is currently evaluating the impact that this guidance will have on its financial position and results of operations.
In October 2016, the FASB issued guidance that requires companies to recognize the income tax effects of intercompany sales and transfers of assets, other than inventory, in the period in which the transfer occurs. That is a change from current guidance which requires companies to defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized. The guidance is effective for annual periods beginning after December 15, 2017 and interim periods within that year, and early adoption is permitted. The guidance should be applied on a modified retrospective basis. The Company expects to adopt this guidance on January 1, 2018, and is currently evaluating the impact that this guidance will have on its financial position and results of operations.
In January 2017, the FASB issued guidance that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs. The guidance is effective for annual periods beginning after December 15, 2017 and interim periods within that year, and early adoption is permitted. The guidance should be applied prospectively to any transactions occurring within the period of adoption. The Company expects to adopt this guidance on January 1, 2018, and will apply it prospectively to acquisitions occurring on or after January 1, 2018.
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
NOTE 2—LONG-LIVED ASSETS
Definite-lived Intangible Assets
The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the six months ended June 30, 2017:

	Revenue- generating contracts	Client / vendor relationships	Trademarks and naming rights	Non-compete agreements	Technology	Venue management and leaseholds	Other	Total
	(in thousands)
Balance as of December 31, 2016:
Gross carrying amount	$760,398	$402,009	$94,338	$65,992	$53,078	$54,001	$4,014	$1,433,830
Accumulated amortization	(316,800)	(213,785)	(23,724)	(22,099)	(13,637)	(29,664)	(2,090)	(621,799)
Net	443,598	188,224	70,614	43,893	39,441	24,337	1,924	812,031
Gross carrying amount:
Acquisitions— current year	—	21,186	—	—	9,060	—	—	30,246
Acquisitions— prior year	(6,724)	—	35,464	—	1,120	—	—	29,860
Foreign exchange	14,747	6,639	892	1,394	1,309	1,686	10	26,677
Other(1)	—	—	2	5	(145)	—	(253)	(391)
Net change	8,023	27,825	36,358	1,399	11,344	1,686	(243)	86,392
Accumulated amortization:
Amortization	(38,627)	(29,800)	(6,699)	(6,708)	(5,530)	(2,301)	(320)	(89,985)
Foreign exchange	(5,843)	(2,785)	(328)	(586)	(391)	(817)	(2)	(10,752)
Other(1)	19	(19)	—	8	151	—	252	411
Net change	(44,451)	(32,604)	(7,027)	(7,286)	(5,770)	(3,118)	(70)	(100,326)
Balance as of June 30, 2017:
Gross carrying amount	768,421	429,834	130,696	67,391	64,422	55,687	3,771	1,520,222
Accumulated amortization	(361,251)	(246,389)	(30,751)	(29,385)	(19,407)	(32,782)	(2,160)	(722,125)
Net	$407,170	$183,445	$99,945	$38,006	$45,015	$22,905	$1,611	$798,097
______________
(1) Other includes netdowns of fully amortized assets.
Included in the current year acquisitions amounts above are definite-lived intangible assets primarily associated with the acquisitions of an artist management business located in the United States, a concert promotion business located in Italy and various ticketing businesses located in the United States and the Czech Republic.
Included in the prior year acquisitions amounts above are changes primarily associated with the acquisitions of festival promotion businesses located in the United States and Australia.
The 2017 additions to definite-lived intangible assets from acquisitions have weighted-average lives as follows:

Weighted- Average Life (years)
Client/vendor relationships	6
Technology	4
All categories	5
Amortization of definite-lived intangible assets for the three months ended June 30, 2017 and 2016 was $45.4 million for each respective period, and for the six months ended June 30, 2017 and 2016 was $90.0 million and $85.2 million, respectively. Amortization related to nonrecoupable ticketing contract advances for the three months ended June 30, 2017 and 2016 was

$14.7 million and $15.0 million, respectively, and for the six months ended June 30, 2017 and 2016 was $34.8 million and $36.5 million, respectively.
As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization may vary.
Goodwill
In 2016, the Company’s reportable segments were Concerts, Sponsorship & Advertising, Ticketing and Artist Nation. Beginning in 2017, the Company no longer presents Artist Nation as a reportable segment. The Company now includes the business previously reported in the Artist Nation segment in the Concerts segment. See further discussion of the segment change in Note 5—Segment Data. The Company’s reporting units reviewed for goodwill impairment remain unchanged.
The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the six months ended June 30, 2017:

	Concerts	Sponsorship & Advertising	Ticketing	Total
	(in thousands)
Balance as of December 31, 2016:
Goodwill	$1,017,020	$395,826	$739,105	$2,151,951
Accumulated impairment losses	(404,863)	—	—	(404,863)
Net	612,157	395,826	739,105	1,747,088

Acquisitions—current year	7,470	—	11,215	18,685
Acquisitions—prior year	(21,465)	(9,821)	883	(30,403)
Foreign exchange	7,293	5,854	6,457	19,604

Balance as of June 30, 2017:
Goodwill	1,010,318	391,859	757,660	2,159,837
Accumulated impairment losses	(404,863)	—	—	(404,863)
Net	$605,455	$391,859	$757,660	$1,754,974
Included in the current year acquisitions amounts above is goodwill associated with the acquisitions of various ticketing businesses located in the United States, an artist management business located in the United States and a concert promotion business located in Italy.
Included in the prior year acquisitions amounts above are changes primarily associated with the acquisitions of festival promotion businesses located in the United States and Australia.
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
NOTE 3—FAIR VALUE MEASUREMENTS
The following table shows the fair value of the Company’s significant financial assets that are required to be measured at fair value on a recurring basis, which are classified on the balance sheets as cash and cash equivalents:

	Fair Value Measurements at
	June 30, 2017	December 31, 2016
	Level 1
	(in thousands)
Assets:
Cash equivalents	$218,675	$55,081
The Company has cash equivalents which consist of money market funds. Fair values for cash equivalents are based on quoted prices in an active market which are considered to be Level 1 inputs as defined in the FASB guidance.

The Company’s outstanding debt held by third-party financial institutions is carried at cost, adjusted for any discounts or debt issuance costs. The Company’s debt is not publicly traded and the carrying amounts typically approximate fair value for debt that accrues interest at a variable rate, which are considered to be Level 2 inputs as defined in the FASB guidance. The estimated fair values of the Company’s 5.375% senior notes, 4.875% senior notes and 2.5% convertible senior notes were $259.8 million, $583.8 million and $314.9 million, respectively, at June 30, 2017. The estimated fair values of the 5.375% senior notes, 4.875% senior notes and 2.5% convertible senior notes were $259.7 million, $578.5 million and $294.6 million, respectively, at December 31, 2016. The estimated fair value of the Company’s third-party, fixed-rate debt is based on quoted market prices in active markets for the same or similar debt, which are considered to be Level 2 inputs. The Company had fixed-rate debt held by noncontrolling interest partners with a face value of $38.7 million and $35.7 million at June 30, 2017 and December 31, 2016, respectively. The Company is unable to determine the fair value of this debt.
NOTE 4—EQUITY
The following table shows the reconciliation of the carrying amount of stockholders’ equity attributable to Live Nation, equity attributable to noncontrolling interests, total equity and also redeemable noncontrolling interests for the six months ended June 30, 2017:

	Live Nation Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands)			(in thousands)
Balance at December 31, 2016	$1,126,016	$223,500	$1,349,516	$347,068
Non-cash compensation expense	16,101	—	16,101	—
Common stock issued under stock plans, net of shares withheld for employee taxes	(5,330)	—	(5,330)	—
Exercise of stock options	32,629	—	32,629	—
Acquisitions	—	5,461	5,461	(1,986)
Purchases of noncontrolling interests	(267)	(160)	(427)	(1,329)
Redeemable noncontrolling interests fair value adjustments	(31,414)	—	(31,414)	31,414
Contributions received	—	7,971	7,971	—
Cash distributions	—	(3,948)	(3,948)	(14,145)
Other	(154)	725	571	(1,456)
Comprehensive income (loss):
Net income (loss)	48,485	(2,965)	45,520	(12,735)
Foreign currency translation adjustments	40,493	—	40,493
Other	80	—	80	—
Balance at June 30, 2017	$1,226,639	$230,584	$1,457,223	$346,831
Accumulated Other Comprehensive Loss
The following table presents changes in the components of AOCI, net of taxes, for the six months ended June 30, 2017:

	Foreign Currency Items	Other	Total
	(in thousands)
Balance at December 31, 2016	$(176,246)	$(461)	$(176,707)
Other comprehensive income before reclassifications	40,493	80	40,573
Net other comprehensive income	40,493	80	40,573
Balance at June 30, 2017	$(135,753)	$(381)	$(136,134)
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
The following table sets forth the computation of weighted average common shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average common shares—basic	204,688,374	201,896,009	204,212,281	201,796,075
Effect of dilutive securities:
Stock options and restricted stock	9,190,778	6,705,724	8,907,681	—
Weighted average common shares—diluted	213,879,152	208,601,733	213,119,962	201,796,075
The following table shows securities excluded from the calculation of diluted net income (loss) per common share because such securities are anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Options to purchase shares of common stock	833	5,384	880	17,313
Restricted stock awards—unvested	265	523	265	1,115
Conversion shares related to the convertible senior notes	7,930	7,930	7,930	7,930
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	9,028	13,837	9,075	26,358
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

The following table presents the results of operations for the Company’s reportable segments for the three and six months ended June 30, 2017 and 2016:

	Concerts	Sponsorship & Advertising	Ticketing	Other	Corporate	Eliminations	Consolidated
	(in thousands)
Three Months Ended June 30, 2017
Revenue	$2,249,851	$124,563	$484,579	$867	$—	$(41,167)	$2,818,693
Direct operating expenses	1,895,588	25,571	260,925	1,003	—	(40,213)	2,142,874
Selling, general and administrative expenses	270,488	22,211	136,677	5,009	—	—	434,385
Depreciation and amortization	46,131	6,401	43,224	103	965	(954)	95,870
Loss on disposal of operating assets	95	—	7	—	13	—	115
Corporate expenses	—	—	—	—	32,016	—	32,016
Operating income (loss)	$37,549	$70,380	$43,746	$(5,248)	$(32,994)	$—	$113,433
Intersegment revenue	$38,002	$—	$3,165	$—	$—	$(41,167)	$—
Three Months Ended June 30, 2016
Revenue	$1,681,834	$95,200	$443,348	$1,506	$—	$(42,630)	$2,179,258
Direct operating expenses	1,396,530	15,687	235,546	—	—	(42,075)	1,605,688
Selling, general and administrative expenses	232,975	16,004	121,067	4,780	—	—	374,826
Depreciation and amortization	49,897	4,423	39,927	880	852	(555)	95,424
Loss (gain) on disposal of operating assets	(369)	—	31	—	59	—	(279)
Corporate expenses	—	—	—	—	29,440	—	29,440
Operating income (loss)	$2,801	$59,086	$46,777	$(4,154)	$(30,351)	$—	$74,159
Intersegment revenue	$40,765	$—	$1,865	$—	$—	$(42,630)	$—
Six Months Ended June 30, 2017
Revenue	$3,113,128	$188,551	$978,289	$6,714	$—	$(54,808)	$4,231,874
Direct operating expenses	2,560,333	37,145	522,728	1,282	—	(53,114)	3,068,374
Selling, general and administrative expenses	499,068	41,669	266,714	10,242	—	—	817,693
Depreciation and amortization	92,573	12,911	90,563	212	1,900	(1,694)	196,465

	Concerts	Sponsorship & Advertising	Ticketing	Other	Corporate	Eliminations	Consolidated
	(in thousands)
Loss (gain) on disposal of operating assets	(588)	—	7	—	37	—	(544)
Corporate expenses	—	—	—	—	57,819	—	57,819
Operating income (loss)	$(38,258)	$96,826	$98,277	$(5,022)	$(59,756)	$—	$92,067
Intersegment revenue	$48,961	$—	$5,847	$—	$—	$(54,808)	$—
Capital expenditures	$55,006	$3,161	$51,068	$65	$16,753	$—	$126,053
Six Months Ended June 30, 2016
Revenue	$2,436,726	$152,836	$849,134	$2,347	$—	$(54,069)	$3,386,974
Direct operating expenses	1,971,624	29,201	442,011	—	—	(52,945)	2,389,891
Selling, general and administrative expenses	435,455	29,873	239,329	7,383	—	—	712,040
Depreciation and amortization	93,824	9,329	85,676	900	1,774	(1,124)	190,379
Loss (gain) on disposal of operating assets	(403)	—	31	—	118	—	(254)
Corporate expenses	—	—	—	—	54,049	—	54,049
Operating income (loss)	$(63,774)	$84,433	$82,087	$(5,936)	$(55,941)	$—	$40,869
Intersegment revenue	$51,086	$—	$2,983	$—	$—	$(54,069)	$—
Capital expenditures	$30,747	$962	$40,892	$460	$4,133	$—	$77,194

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
Executive Overview
In the second quarter of 2017, our total revenue increased by $639 million, or 29%, on a reported basis as compared to last year, or $676 million, a 31% increase, without the impact of changes in foreign exchange rates. The revenue increase was largely driven by growth in our Concerts segment due to the increase in the number of events and fans attending these events which also drove our highest second quarter concert attendance ever. All three of our segments reported revenue growth in the quarter. Our operating income for the quarter improved by 53% compared to the second quarter of 2016, once again driven by the very strong performance of our Concerts segment. For the first six months of 2017, our total revenue grew $845 million, or 25%, on a reported basis as compared to last year, or $902 million, a 27% increase, without the impact of changes in foreign exchange rates. Our three business segments delivered strong revenue increases in the first half of the year, underscoring the continued success of our strategic initiatives and the underlying health of the live event and ticketing businesses. As the leading global live event and ticketing company, we believe that we are well-positioned to provide the best service to artists, teams, fans and venues and therefore drive growth across all our businesses and that by leveraging our leadership position in the entertainment industry to reach fans through the live concert experience, we will sell more tickets and grow our Sponsorship & Advertising segment revenue.
Our Concerts segment revenue for the quarter increased by $568 million, or 34%, on a reported basis as compared to last year, or $598 million, a 36% increase, without the impact of changes in foreign exchange rates. This increase was largely due to significant growth in arena and stadium activity in both North America and Europe with shows by artists including U2, Depeche Mode, Coldplay and Bruno Mars. Our onsite initiatives are yielding positive results and this year we are doubling the number of venues with an enhanced wine program, increasing our points of sale with innovative bar carts and island bars, and developing scalable VIP packages. We have continued to focus on platinum and premium ticket offerings for fans and on improving the sell-through on our best seats. Attendance at our European festivals was also up in the quarter, partially due to the timing of certain events, such as the Rock Werchter festival in Belgium, but also the successful launch of several new events in the United Kingdom, Italy and Spain. Overall, attendance at our shows increased by 29% in the second quarter of 2017 as compared to last year. Our Concerts segment operating results for the quarter exceeded last year and this was again largely driven by the high volume of arena, stadium and amphitheater activity as well as our revenue growth initiatives.
For the first six months, our Concerts segment was the largest contributor to our overall revenue growth, with an increase of $676 million, or 28%, on a reported basis as compared to last year, or $720 million, a 30% increase, without the impact of changes in foreign exchange rates. As in the second quarter, this higher revenue was largely due to an increase in the number of arena and stadium shows in North America and Europe. For the first half of the year, there has been a 27% increase in the overall number of fans attending our shows as compared to the first half of 2016. Operating income for the first six months of the year was up due to the higher number of shows in arenas, stadiums and amphitheaters as well as our ticket pricing and onsite initiatives. We will continue to look for expansion opportunities, both domestically and internationally, as well as ways to market our events more effectively, in order to continue to expand our fan base and geographic reach and to sell more tickets and advertising.
Our Sponsorship & Advertising segment revenue for the quarter was up $29 million, or 31%, on a reported basis as compared to last year, or $31 million, a 32% increase, without the impact of changes in foreign exchange rates. Higher revenue resulted from new clients, growth in our online business and increased festival sponsorships, which also improved our operating income. For the first six months, Sponsorship & Advertising revenue was up $36 million, or 23%, on a reported basis as compared to last year, or $38 million, a 25% increase, without the impact of changes in foreign exchange rates. Our focus on building new venue products such as photo booths and additional VIP suites has generated new sponsor opportunities. Our festival apps and podcasts are also attracting new fans and giving sponsors additional platforms for reaching consumers. Lastly, we are seeing increases from our Germany market expansion. We believe that our extensive onsite and online reach, global venue distribution network, artist relationships and ticketing operations are the key to securing long-term sponsorship agreements with major brands, and we plan to expand these assets while extending further into new markets internationally.
Our Ticketing segment revenue for the second quarter increased by $41 million, or 9%, on a reported basis as compared to last year, or $47 million, an 11% increase, without the impact of changes in foreign exchange rates. This increase was due to a 9% growth in fee-bearing ticket sales. We delivered historically high revenue and ticket sales globally for our Ticketing segment in the quarter, driven by high demand for concert tickets and continued positive fan reaction to our integrated ticketing platform. The roll-out of our new fan-focused website favorably impacted our conversion rates again in the second quarter and the international roll-out is progressing as well.
For the first six months, Ticketing revenue was up $129 million, or 15%, on a reported basis as compared to last year, or $140 million, a 16% increase, without the impact of changes in foreign exchange rates. We have sold 97 million fee-bearing tickets worldwide for the first six months, a 10% increase over last year. Resale gross transaction value grew by 9% in the same period at constant currency as we continue to secure premium inventory. In the first half of the year, we made several improvements to our apps which drove a 19% increase in app installs. We also continued to see growth in our mobile ticket sales with an increase of 32% in the first six months of the year and mobile now represents over 30% of our total ticket sales. The roll-out of our Verified Fan initiative continues to be a success and, through the end of June, we have sold over 1 million tickets across more than 400 events and over 50 artists. Additionally, our TM Presence has been deployed in 33 venues with over 2.5 million fans accessing the venue using the platform, improving fan identification, streamlining venue operations and reducing costs. Our international markets had a very strong first half of the year with double-digit ticket sales growth across Europe as well as Israel and United Arab Emirates. We will continue to implement new features to drive further expansion of mobile ticket transactions and invest in initiatives aimed at improving the ticket search, purchase and transfer process which we expect will attract more ticket buyers and enhance the overall fan and venue client experience.
We continue to be optimistic about the long-term potential of our company and are focused on the key elements of our business model: expand our concert platform, drive conversion of ticket sales through social and mobile channels, sell more tickets for our Ticketmaster clients, deliver to our fans a fully integrated offering of primary and secondary tickets, grow our sponsorship and online revenue, and drive cost efficiencies.
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
Segment Overview
Our reportable segments are Concerts, Sponsorship & Advertising and Ticketing. Prior to 2017, we reported an Artist Nation segment, which is now included in our Concerts segment. See further discussion of the segment change in Item 1.—Financial Statements—Note 5—Segment Data.
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
To judge the health of our Concerts segment, we primarily monitor the number of confirmed events and fan attendance in our network of owned or operated and third-party venues, talent fees, average paid attendance, advance ticket sales and number of major clients represented. In addition, at our owned or operated venues and festivals, we monitor ancillary revenue per fan and premium ticket sales. For business that is conducted in foreign markets, we also compare the operating results from our foreign operations to prior periods without the impact of changes in foreign exchange rates.
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

Key Operating Metrics

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands except estimated events)
Concerts (1)
Estimated events:
North America	5,185	4,437	8,934	7,885
International	2,535	2,196	4,742	4,593
Total estimated events	7,720	6,633	13,676	12,478
Estimated fans:
North America	15,287	12,216	21,055	17,056
International	9,306	6,837	14,400	10,915
Total estimated fans	24,593	19,053	35,455	27,971
Ticketing (2)
Number of fee-bearing tickets sold	47,497	43,459	97,099	87,982
Number of non-fee-bearing tickets sold	54,539	60,608	132,974	137,090
Total tickets sold	102,036	104,067	230,073	225,072
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

The following table sets forth the reconciliation of AOI to operating income (loss):

	Operating income (loss)	Stock- based compensation expense	Loss (gain) on disposal of operating assets	Depreciation and amortization	Acquisition expenses	AOI
	(in thousands)
Three Months Ended June 30, 2017
Concerts	$37,549	$1,961	$95	$46,131	$2,686	$88,422
Sponsorship & Advertising	70,380	343	—	6,401	—	77,124
Ticketing	43,746	1,109	7	43,224	1,143	89,229
Other and Eliminations	(5,248)	—	—	(851)	—	(6,099)
Corporate	(32,994)	4,752	13	965	20	(27,244)
Total	$113,433	$8,165	$115	$95,870	$3,849	$221,432
Three Months Ended June 30, 2016
Concerts	$2,801	$2,880	$(369)	$49,897	$3,214	$58,423
Sponsorship & Advertising	59,086	303	—	4,423	—	63,812
Ticketing	46,777	619	31	39,927	191	87,545
Other and Eliminations	(4,154)	12	—	325	182	(3,635)
Corporate	(30,351)	4,407	59	852	(57)	(25,090)
Total	$74,159	$8,221	$(279)	$95,424	$3,530	$181,055
Six Months Ended June 30, 2017
Concerts	$(38,258)	$4,734	$(588)	$92,573	$7,828	$66,289
Sponsorship & Advertising	96,826	682	—	12,911	—	110,419
Ticketing	98,277	1,989	7	90,563	1,508	192,344
Other and Eliminations	(5,022)	—	—	(1,482)	—	(6,504)
Corporate	(59,756)	8,696	37	1,900	25	(49,098)
Total	$92,067	$16,101	$(544)	$196,465	$9,361	$313,450
Six Months Ended June 30, 2016
Concerts	$(63,774)	$5,943	$(403)	$93,824	$5,854	$41,444
Sponsorship & Advertising	84,433	690	—	9,329	—	94,452
Ticketing	82,087	1,583	31	85,676	220	169,597
Other and Eliminations	(5,936)	12	—	(224)	182	(5,966)
Corporate	(55,941)	8,916	118	1,774	46	(45,087)
Total	$40,869	$17,144	$(254)	$190,379	$6,302	$254,440
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

Segment Operating Results
Concerts
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2017	2016		2017	2016
	(in thousands)			(in thousands)
Revenue	$2,249,851	$1,681,834	34%	$3,113,128	$2,436,726	28%
Direct operating expenses	1,895,588	1,396,530	36%	2,560,333	1,971,624	30%
Selling, general and administrative expenses	270,488	232,975	16%	499,068	435,455	15%
Depreciation and amortization	46,131	49,897	(8)%	92,573	93,824	(1)%
Loss (gain) on disposal of operating assets	95	(369)	*	(588)	(403)	*
Operating income (loss)	$37,549	$2,801	*	$(38,258)	$(63,774)	40%
Operating margin	1.7%	0.2%		(1.2)%	(2.6)%
AOI**	$88,422	$58,423	51%	$66,289	$41,444	60%
AOI margin**	3.9%	3.5%		2.1%	1.7%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for definition and reconciliation of AOI and AOI margin.
Three Months
Revenue
Concerts revenue increased $568.0 million during the three months ended June 30, 2017 as compared to the same period of the prior year. Excluding the decrease of $29.8 million related to currency impacts, revenue increased $597.8 million, or 36%, on a constant currency basis. This increase was primarily due to more shows in our arenas, theaters and clubs globally along with more shows and higher average attendance in our stadiums worldwide and North America amphitheaters. Festival activity also increased in Europe driven by the addition of new festivals and the timing of certain events, and we had higher tour-related merchandise sales and commissions in the management business driven by the timing of artist events. Concerts had incremental revenue of $76.8 million primarily from the acquisitions of concert and festival promotion businesses.
Operating results
The increased operating income for Concerts for the three months ended June 30, 2017 was primarily driven by strong operating results for our arenas, theaters and clubs, and North America amphitheaters along with higher commissions in the management business. These increases were partially offset by higher compensation costs associated with salary increases and headcount growth, including recent acquisitions.
Six Months
Revenue
Concerts revenue increased $676.4 million during the six months ended June 30, 2017 as compared to the same period of the prior year. Excluding the decrease of $43.7 million related to currency impacts, revenue increased $720.1 million, or 30%, on a constant currency basis. This growth was primarily due to more shows in our stadiums, arenas, theaters and clubs globally and our North America amphitheaters, increased festival activity in Europe, driven by new festivals and the timing of certain events, and higher tour-related merchandise sales. Concerts had incremental revenue of $102.4 million primarily from the acquisitions of concert and festival promotion businesses.
Operating results
The increase in operating income for Concerts for the six months ended June 30, 2017 was primarily driven by improved operating results for our venues partially offset by higher compensation costs associated with salary increases and headcount growth, including recent acquisitions.

Sponsorship & Advertising
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2017	2016		2017	2016
	(in thousands)			(in thousands)
Revenue	$124,563	$95,200	31%	$188,551	$152,836	23%
Direct operating expenses	25,571	15,687	63%	37,145	29,201	27%
Selling, general and administrative expenses	22,211	16,004	39%	41,669	29,873	39%
Depreciation and amortization	6,401	4,423	45%	12,911	9,329	38%
Operating income	$70,380	$59,086	19%	$96,826	$84,433	15%
Operating margin	56.5%	62.1%		51.4%	55.2%
AOI**	$77,124	$63,812	21%	$110,419	$94,452	17%
AOI margin**	61.9%	67.0%		58.6%	61.8%
_______

**	See “—Non-GAAP Measures” above for definition and reconciliation of AOI and AOI margin.
Three Months
Revenue
Sponsorship & Advertising revenue increased $29.4 million during the three months ended June 30, 2017 as compared to the same period of the prior year. Excluding the decrease of $1.5 million related to currency impacts, revenue increased $30.9 million, or 32%, on a constant currency basis. This growth was primarily due to new sponsorship programs, higher online sponsorship in North America, increased festival activity internationally and incremental revenue of $5.5 million from the acquisitions of a digital content company and festival promotion businesses.
Operating results
The increase in Sponsorship & Advertising operating income for the three months ended June 30, 2017 was primarily driven by new sponsorship programs, net of higher fulfillment costs, along with increased festival and online sponsorship activity partially offset by increased compensation costs associated with higher headcount.
Six Months
Revenue
Sponsorship & Advertising revenue increased $35.7 million during the six months ended June 30, 2017 as compared to the same period of the prior year. Excluding the decrease of $2.4 million related to currency impacts, revenue increased $38.1 million, or 25%, on a constant currency basis. This increase was primarily due to new sponsorship programs, higher online sponsorship in North America, increased festival activity internationally and incremental revenue of $9.5 million from the acquisitions of a digital content company and festival promotion businesses.
Operating results
The increase in Sponsorship & Advertising operating income for the six months ended June 30, 2017 was primarily driven by new sponsorship programs and higher online sponsorship activity partially offset by increased compensation costs associated with higher headcount.

Ticketing
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2017	2016		2017	2016
	(in thousands)			(in thousands)
Revenue	$484,579	$443,348	9%	$978,289	$849,134	15%
Direct operating expenses	260,925	235,546	11%	522,728	442,011	18%
Selling, general and administrative expenses	136,677	121,067	13%	266,714	239,329	11%
Depreciation and amortization	43,224	39,927	8%	90,563	85,676	6%
Loss on disposal of operating assets	7	31	*	7	31	*
Operating income	$43,746	$46,777	(6)%	$98,277	$82,087	20%
Operating margin	9.0%	10.6%		10.0%	9.7%
AOI**	$89,229	$87,545	2%	$192,344	$169,597	13%
AOI margin**	18.4%	19.7%		19.7%	20.0%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for definition and reconciliation of AOI and AOI margin.
Three Months
Revenue
Ticketing revenue increased $41.2 million during the three months ended June 30, 2017 as compared to the same period of the prior year. Excluding the decrease of $5.4 million related to currency impacts, revenue increased $46.6 million, or 11%, on a constant currency basis, primarily due to increased worldwide primary ticket volume driven by concert ticket sales.
Operating results
The decrease in Ticketing operating income for the three months ended June 30, 2017 was primarily driven by increased legal costs along with higher compensation costs associated with annual salary increases and higher headcount partially offset by improved operating results from higher primary ticket volume.
Six Months
Revenue
Ticketing revenue increased $129.2 million during the six months ended June 30, 2017 as compared to the same period of the prior year. Excluding the decrease of $10.9 million related to currency impacts, revenue increased $140.1 million, or 16%, on a constant currency basis, primarily due to increased worldwide primary ticket volume and fees driven by concert ticket sales along with higher North America resale volume for concert events.
Operating results
The increase in Ticketing operating income for the six months ended June 30, 2017 was primarily due to improved operating results from primary ticket sales partially offset by increased legal costs and higher compensation costs associated with annual salary increases and higher headcount.

Consolidated Results of Operations
Three Months

	Three Months Ended June 30,				% Change
	2017			2016
	As Reported	Currency Impacts	At Constant Currency**	As Reported	As Reported	At Constant Currency**
	(in thousands)
Revenue	$2,818,693	$36,712	$2,855,405	$2,179,258	29%	31%
Operating expenses:
Direct operating expenses	2,142,874	28,508	2,171,382	1,605,688	33%	35%
Selling, general and administrative expenses	434,385	7,110	441,495	374,826	16%	18%
Depreciation and amortization	95,870	1,546	97,416	95,424	—	2%
Loss (gain) on disposal of operating assets	115	(22)	93	(279)	*	*
Corporate expenses	32,016	7	32,023	29,440	9%	9%
Operating income	113,433	$(437)	$112,996	74,159	53%	52%
Operating margin	4.0%		4.0%	3.4%
Interest expense	27,927			25,284
Interest income	(1,031)			(650)
Equity in losses (earnings) of nonconsolidated affiliates	(536)			305
Other expense (income), net	(3,466)			7,353
Income before income taxes	90,539			41,867
Income tax expense	9,984			5,406
Net income	80,555			36,461
Net loss attributable to noncontrolling interests	(923)			(1,280)
Net income attributable to common stockholders of Live Nation	$81,478			$37,741
Other expense (income), net
Other expense (income), net includes the impact of net foreign exchange rate gains of $4.4 million and net foreign exchange rate losses of $6.6 million for the three months ended June 30, 2017 and 2016, respectively, primarily from the revaluation of certain foreign currency denominated net assets held internationally.

Six Months

	Six Months Ended June 30,				% Change
	2017			2016
	As Reported	Currency Impacts	At Constant Currency**	As Reported	As Reported	At Constant Currency**
	(in thousands)
Revenue	$4,231,874	$56,995	$4,288,869	$3,386,974	25%	27%
Operating expenses:
Direct operating expenses	3,068,374	42,126	3,110,500	2,389,891	28%	30%
Selling, general and administrative expenses	817,693	14,412	832,105	712,040	15%	17%
Depreciation and amortization	196,465	3,306	199,771	190,379	3%	5%
Gain on disposal of operating assets	(544)	(22)	(566)	(254)	*	*
Corporate expenses	57,819	26	57,845	54,049	7%	7%
Operating income (loss)	92,067	$(2,853)	$89,214	40,869	*	*
Operating margin	2.2%		2.1%	1.2%
Interest expense	53,937			50,716
Interest income	(1,976)			(1,206)
Equity in earnings of nonconsolidated affiliates	(2,876)			(287)
Other income, net	(6,308)			(1,194)
Income (loss) before income taxes	49,290			(7,160)
Income tax expense	16,505			12,333
Net income (loss)	32,785			(19,493)
Net loss attributable to noncontrolling interests	(15,700)			(12,716)
Net income (loss) attributable to common stockholders of Live Nation	$48,485			$(6,777)

The following table summarizes the components of depreciation and amortization as reported in each respective period:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2017	2016		2017	2016
	(in thousands)			(in thousands)
Depreciation	$35,801	$34,413	4%	$71,713	$67,482	6%
Amortization of intangibles	45,364	45,428	—	89,985	85,165	6%
Amortization of nonrecoupable ticketing contract advances ***	14,705	15,042	(2)%	34,767	36,481	(5)%
Amortization of other assets	—	541	*	—	1,251	*
	$95,870	$95,424	—	$196,465	$190,379	3%
___________

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for definition of constant currency.
***
In accounting for the merger between Live Nation and Ticketmaster Entertainment LLC in January 2010, the nonrecoupable ticketing contract advances that existed at the date of the merger were written off in acquisition accounting in accordance with GAAP. Had we continued amortizing the net book value of these nonrecoupable ticketing contract advances, the amortization above would have been $0.4 million and $0.3 million higher for the three months ended June 30, 2017 and 2016, respectively, and $0.8 million and $0.7 million higher for the six months ended June 30, 2017 and 2016, respectively.

Other expense (income), net
Other expense (income), net includes the impact of net foreign exchange rate gains of $7.0 million and $1.2 million for the six months ended June 30, 2017 and 2016, respectively, primarily from revaluation of certain foreign currency denominated net assets held internationally.
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
Our balance sheet reflects cash and cash equivalents of $2.2 billion at June 30, 2017 and $1.5 billion at December 31, 2016. Included in the June 30, 2017 and December 31, 2016 cash and cash equivalents balances are $704.3 million and $591.0 million, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges that we refer to as client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to clients on a regular basis. Our foreign subsidiaries held approximately $911.1 million in cash and cash equivalents, excluding client cash, at June 30, 2017. We generally do not intend to repatriate these funds, but if we did, we would need to accrue and pay United States federal and state income taxes on any future repatriations, net of applicable foreign tax credits. We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is 90 days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects total net debt of $2.3 billion at June 30, 2017 and December 31, 2016. Our weighted-average cost of debt, excluding unamortized debt discounts and debt issuance costs on our term loans and notes, was 3.9% at June 30, 2017.
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
We view our available cash as cash and cash equivalents, less ticketing-related client cash, less event-related deferred revenue, less accrued expenses due to artists and cash collected on behalf of others, plus event-related prepaid expenses. This is essentially our cash available to, among other things, repay debt balances, make acquisitions, pay artist advances and finance capital expenditures.
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
Sources of Cash
Senior Secured Credit Facility
In June 2017, we amended our term loan B under the senior secured credit facility reducing the applicable interest rate. At June 30, 2017, our senior secured credit facility consists of (i) a $190 million term loan A facility, (ii) a $970 million term loan B facility and (iii) a $365 million revolving credit facility. Subject to certain conditions, we have the right to increase the facility by an amount equal to the sum of $625 million and the aggregate principal amount of voluntary prepayments of the term B loans and permanent reductions of the revolving credit facility commitments, in each case, other than from proceeds of long-term indebtedness, and additional amounts so long as the senior secured leverage ratio calculated on a pro-forma basis (as defined in the agreement) is no greater than 3.25x. The revolving credit facility provides for borrowing up to the amount of the facility with sublimits of up to (i) $150 million for the issuance of letters of credit, (ii) $50 million for swingline loans, (iii) $200 million for borrowings in Euros and British Pounds and (iv) $50 million for borrowings in one or more other approved currencies. The senior secured credit facility is secured by (i) a first priority lien on substantially all of our tangible and intangible personal property of our domestic subsidiaries that are guarantors and (ii) a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of our direct and indirect domestic subsidiaries and 65% of each class of capital stock of any first-tier foreign subsidiaries, subject to certain exceptions.
The interest rates per annum applicable to revolving credit facility loans and the term loan A under the senior secured credit facility are, at our option, equal to either LIBOR plus 2.25% or a base rate plus 1.25%, subject to stepdowns based on our net leverage ratio. The amended interest rates per annum applicable to the term loan B are, at our option, equal to either LIBOR plus 2.25% or a base rate plus 1.25%. We are required to pay a commitment fee of 0.5% per year on the undrawn portion available under the revolving credit facility, subject to a stepdown based on our net leverage ratio, and variable fees on outstanding letters of credit.
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
Stock Option Exercises
During the six months ended June 30, 2017 we received $32.6 million of proceeds from the exercise of stock options.
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
As of June 30, 2017, we believe we were in compliance with all of our debt covenants. We expect to remain in compliance with all of our debt covenants throughout 2017.
Uses of Cash
Acquisitions
When we make acquisitions, the acquired entity may have cash at the time of acquisition. All amounts related to the use of cash for acquisitions discussed in this section are presented net of any cash acquired. During the six months ended June 30, 2017, we used $16.6 million of cash primarily for the acquisitions of a ticketing business with locations in the Czech Republic and Poland, a concert promotion business located in Italy and a controlling interest in an artist management business located in the United States. As of the date of acquisition, the acquired businesses had a total of $8.9 million of cash on their balance sheets, primarily related to deferred revenue for future events.
During the six months ended June 30, 2016, we used $122.3 million of cash primarily for the acquisitions of a concert promoter located in Germany, controlling interests in a festival and concert promoters located in the United Kingdom and the United States and an artist management business with locations in the United States and Canada. As of the date of acquisition, the acquired businesses had a total of $8.7 million of cash on their balance sheets, primarily related to deferred revenue for future events.
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
Our capital expenditures, including accruals for amounts incurred but not yet paid for but net of expenditures funded by outside parties such as landlords or replacements funded by insurance proceeds, consisted of the following:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Maintenance capital expenditures	$55,695	$37,600
Revenue generating capital expenditures	60,608	39,552
Total capital expenditures	$116,303	$77,152
Maintenance capital expenditures during the first six months of 2017 increased from the same period of the prior year primarily associated with technology system enhancements and facilities.
Revenue generating capital expenditures during the first six months of 2017 increased from the same period of the prior year primarily due to food and beverage and wi-fi enhancements at our amphitheaters, festival site improvements and higher investment in technology.
We currently expect capital expenditures to be approximately $220 million for the full year of 2017.

Cash Flows

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Cash provided by (used in):
Operating activities	$803,639	$510,975
Investing activities	$(171,940)	$(219,410)
Financing activities	$(24,165)	$(69,094)
Operating Activities
Cash provided by operating activities increased $292.7 million for the six months ended June 30, 2017 as compared to the same period of the prior year. During the first six months of 2017, our accounts payable and accrued liabilities increased based on timing of payments and we received more cash for future events, increasing deferred revenue, partially offset by a larger increase in accounts receivable as compared to last year.
Investing Activities
Cash used in investing activities decreased $47.5 million for the six months ended June 30, 2017 as compared to the same period of the prior year primarily due to lower net payments for acquisitions partially offset by higher purchases of property, plant and equipment. See “—Uses of Cash” above for further discussion.
Financing Activities
Cash used in financing activities decreased $44.9 million for the six months ended June 30, 2017 as compared to the same period of the prior year primarily as a result of higher proceeds from the exercise of stock options.
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
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. Our foreign subsidiaries also carry certain net assets or liabilities that are denominated in a currency other than that subsidiary’s functional currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported operating income of $72.4 million for the six months ended June 30, 2017. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the six months ended June 30, 2017 by $7.2 million. As of June 30, 2017, our primary foreign exchange exposure included the Euro, British Pound, Australian Dollar and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities. In addition, the reported carrying value of our assets and liabilities, including the total cash and cash equivalents held by our foreign operations, will also be affected by changes in foreign currency exchange rates.
We primarily use forward currency contracts, in addition to options, to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. We also may enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At June 30, 2017, we had forward currency contracts and options outstanding with a notional amount of $226.9 million.
Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $2.4 billion of total debt, excluding debt discounts and issuance costs, outstanding as of June 30, 2017, of which $1.2 billion was fixed-rate debt and $1.2 billion was floating-rate debt.
Based on the amount of our floating-rate debt as of June 30, 2017, each 25-basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $3.0 million when the floor rate is not applicable. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of June 30, 2017 with no subsequent change in rates for the remainder of the period.
We have one interest rate cap agreement with an aggregate notional amount of $5.8 million at June 30, 2017. The interest rate cap agreement ensures that a portion of our floating-rate debt does not exceed 4.25% and expires in June 2018. This agreement has not been designated as a hedging instrument. Therefore, any change in fair value is recorded in earnings during the period of change.
Ratio of Earnings to Fixed Charges
The ratio of earnings to fixed charges is as follows:

Six months ended June 30,		Year Ended December 31,
2017	2016	2016	2015	2014	2013
1.58	*	1.38	1.03	*	*

*
For the six months ended June 30, 2016, fixed charges exceeded earnings before income taxes and fixed charges by $7.4 million. For the years ended December 31, 2014 and 2013, fixed charges exceeded earnings before income taxes and fixed charges by $104.0 million and $6.0 million, respectively.

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
Management believes that the accounting estimates involved in business combinations, impairment of long-lived assets and goodwill, revenue recognition, and income taxes are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. These critical accounting estimates, the judgments and assumptions and the effect if actual results differ from these assumptions are described in Part II Financial Information—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2016 Annual Report on Form 10-K filed with the SEC on February 23, 2017.
There have been no changes to our critical accounting policies during the six months ended June 30, 2017.

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
Based on their evaluation as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2017.

LIVE NATION ENTERTAINMENT, INC.

By:	/s/ Brian Capo
Brian Capo
Chief Accounting Officer (Duly Authorized Officer)

EXHIBIT INDEX

	Exhibit Description	Incorporated by Reference				Filed Here with
Exhibit No.		Form	File No.	Exhibit No.	Filing Date
10.1	Third Amendment to Confirmation of Employment and Compensation Arrangement, effective January 1, 2017, by and between Live Nation Worldwide, Inc. and Brian J. Capo.					X
10.2
Amendment No. 4 to the Credit Agreement, dated June 27, 2017, entered into by Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as London agent and the lenders from time to time party thereto.
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