Form 10-Q
period 2017-09-30
Live Nation Entertainment, Inc.
filed 2017-11-02
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
Form 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On October 26, 2017, there were 206,799,926 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 1,102,852 shares of unvested restricted stock awards and excluding 408,024 shares held in treasury.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2017	December 31, 2016
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$1,801,013	$1,526,591
Accounts receivable, less allowance of $31,693 and $29,634, respectively	991,215	568,936
Prepaid expenses	714,176	528,250
Other current assets	57,225	49,774
Total current assets	3,563,629	2,673,551
Property, plant and equipment
Land, buildings and improvements	928,643	838,545
Computer equipment and capitalized software	582,445	524,571
Furniture and other equipment	297,654	256,765
Construction in progress	129,082	125,430
	1,937,824	1,745,311
Less accumulated depreciation	1,093,010	993,775
	844,814	751,536
Intangible assets
Definite-lived intangible assets, net	756,909	812,031
Indefinite-lived intangible assets	369,003	368,766
Goodwill	1,764,512	1,747,088
Other long-term assets	511,657	411,294
Total assets	$7,810,524	$6,764,266
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$860,424	$726,475
Accounts payable	93,043	55,030
Accrued expenses	1,227,613	781,494
Deferred revenue	909,037	804,973
Current portion of long-term debt, net	71,674	53,317
Other current liabilities	51,086	39,055
Total current liabilities	3,212,877	2,460,344
Long-term debt, net	2,240,461	2,259,736
Deferred income taxes	202,049	197,811
Other long-term liabilities	170,318	149,791
Commitments and contingent liabilities
Redeemable noncontrolling interests	370,277	347,068
Stockholders’ equity
Common stock	2,060	2,034
Additional paid-in capital	2,390,224	2,381,011
Accumulated deficit	(888,579)	(1,073,457)
Cost of shares held in treasury	(6,865)	(6,865)
Accumulated other comprehensive loss	(117,866)	(176,707)
Total Live Nation stockholders’ equity	1,378,974	1,126,016
Noncontrolling interests	235,568	223,500
Total equity	1,614,542	1,349,516
Total liabilities and equity	$7,810,524	$6,764,266

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands except share and per share data)
Revenue	$3,559,418	$3,170,416	$7,791,292	$6,557,390
Operating expenses:
Direct operating expenses	2,732,926	2,428,003	5,801,300	4,817,894
Selling, general and administrative expenses	475,864	414,412	1,293,557	1,126,452
Depreciation and amortization	109,352	104,862	305,817	295,241
Loss (gain) on disposal of operating assets	37	253	(507)	(1)
Corporate expenses	39,892	31,600	97,711	85,649
Operating income	201,347	191,286	293,414	232,155
Interest expense	26,627	25,249	80,564	75,965
Interest income	(1,471)	(625)	(3,447)	(1,831)
Equity in losses (earnings) of nonconsolidated affiliates	816	17,471	(2,060)	17,184
Other expense (income), net	920	2,606	(5,388)	1,412
Income before income taxes	174,455	146,585	223,745	139,425
Income tax expense	25,685	13,824	42,190	26,157
Net income	148,770	132,761	181,555	113,268
Net income (loss) attributable to noncontrolling interests	12,377	21,682	(3,323)	8,966
Net income attributable to common stockholders of Live Nation	$136,393	$111,079	$184,878	$104,302

Basic net income per common share available to common stockholders of Live Nation	$0.56	$0.51	$0.65	$0.35
Diluted net income per common share available to common stockholders of Live Nation	$0.53	$0.49	$0.62	$0.34

Weighted average common shares outstanding:
Basic	205,287,843	202,118,412	204,574,742	201,904,305
Diluted	223,132,186	217,690,217	213,886,452	208,855,401

Reconciliation to net income available to common stockholders of Live Nation:
Net income attributable to common stockholders of Live Nation	$136,393	$111,079	$184,878	$104,302
Accretion of redeemable noncontrolling interests	(21,397)	(8,576)	(52,811)	(33,204)
Net income available to common stockholders of Live Nation—basic	$114,996	$102,503	$132,067	$71,098
Convertible debt interest, net of tax	3,336	3,274	—	—
Net income available to common stockholders of Live Nation—diluted	$118,332	$105,777	$132,067	$71,098

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Net income	$148,770	$132,761	$181,555	$113,268
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	18,268	(7,869)	58,761	(32,616)
Other	—	—	80	—
Comprehensive income	167,038	124,892	240,396	80,652
Comprehensive income (loss) attributable to noncontrolling interests	12,377	21,682	(3,323)	8,966
Comprehensive income attributable to common stockholders of Live Nation	$154,661	$103,210	$243,719	$71,686

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$181,555	$113,268
Reconciling items:
Depreciation	107,530	104,100
Amortization	198,287	191,141
Deferred income tax benefit	(9,901)	(14,096)
Amortization of debt issuance costs, discounts and premium, net	9,836	7,823
Non-cash compensation expense	23,921	25,237
Unrealized changes in fair value of contingent consideration	12,198	(5,844)
Equity in losses (earnings) of nonconsolidated affiliates, net of distributions	5,333	25,742
Provision for uncollectible receivables and advances	7,226	12,743
Other, net	3,158	(250)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(394,753)	(345,343)
Increase in prepaid expenses and other assets	(280,241)	(173,683)
Increase in accounts payable, accrued expenses and other liabilities	536,944	295,025
Increase (decrease) in deferred revenue	16,169	(116,347)
Net cash provided by operating activities	417,262	119,516
CASH FLOWS FROM INVESTING ACTIVITIES
Advances of notes receivable	(10,943)	(11,051)
Investments made in nonconsolidated affiliates	(22,157)	(18,628)
Purchases of property, plant and equipment	(184,499)	(119,740)
Cash paid for acquisitions, net of cash acquired	(18,809)	(113,065)
Other, net	909	2,310
Net cash used in investing activities	(235,499)	(260,174)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	59,313	6,881
Payments on long-term debt	(84,608)	(28,795)
Distributions to noncontrolling interests	(22,877)	(25,279)
Purchases and sales of noncontrolling interests, net	(10,730)	(32,266)
Proceeds from exercise of stock options	44,746	5,676
Payments for deferred and contingent consideration	(14,149)	(21,809)
Other, net	2,642	(14,108)
Net cash used in financing activities	(25,663)	(109,700)
Effect of exchange rate changes on cash and cash equivalents	118,322	(13,061)
Net increase (decrease) in cash and cash equivalents	274,422	(263,419)
Cash and cash equivalents at beginning of period	1,526,591	1,303,125
Cash and cash equivalents at end of period	$1,801,013	$1,039,706

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
Cash and Cash Equivalents
Included in the September 30, 2017 and December 31, 2016 cash and cash equivalents balance is $639.9 million and $591.0 million, respectively, of cash received that includes the face value of tickets sold on behalf of ticketing clients and their share of service charges, which amounts are to be remitted to the clients.
Acquisitions
During the first nine months of 2017, the Company completed several acquisitions that were accounted for as business combinations under the acquisition method of accounting. These acquisitions were not significant either on an individual basis or in the aggregate.
Income Taxes
Each reporting period, the Company evaluates the realizability of all of its deferred tax assets in each tax jurisdiction. As of September 30, 2017, the Company continued to maintain a full valuation allowance against its net deferred tax assets in certain jurisdictions due to cumulative pre-tax losses. As a result of the valuation allowances, no tax benefits have been recognized for losses incurred in those tax jurisdictions for the first nine months of 2017 and 2016.
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
Revenue Recognition
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
To assess the impact of the standard, the Company has dedicated certain of its personnel to lead the implementation effort and has supplemented them with additional external resources. These personnel reviewed the amended guidance and subsequent clarifications and attended multiple training sessions in order to understand the potential impact the new standard could have on the Company’s revenue streams. Surveys were sent to and completed by divisional finance managers in order to obtain a more detailed understanding of the contracts within each division and follow-up meetings with these divisions were then conducted. Based on the results of these surveys and meetings, the Company judgmentally selected a sample of contracts based on size and complexity and ensuring all major revenue streams were represented. The Company has completed its review of all the selected contracts and has compiled and summarized the results for its final review and analysis.
Based on the procedures performed to date, the Company believes it has identified all material contract types and costs that may be impacted by the new guidance and it is nearing the completion of its assessment. The Concerts segment, representing approximately 70% of the Company’s 2016 consolidated revenue, is not expected to experience a change in its revenue recognition as the Company believes this revenue should continue to be deferred until the event date under the new standard. For the Ticketing segment, representing approximately 22% of 2016 consolidated revenue, the Company has concluded that it will no longer present payments to certain third parties as an expense and will begin reflecting these payments as a reduction of revenue. The Company is reviewing the payments that will be reflected as a reduction of revenue and expects to finalize the impact this change will have on both the Company's consolidated revenue and its Ticketing segment's revenue in the fourth quarter of 2017. The timing of revenue recognition is not expected to change for the Ticketing business. The remaining revenue streams of the Company are not expected to be impacted by the new guidance.
The Company will finalize its conclusions in 2017 and ensure that it can produce the data necessary for the required disclosures along with assessing changes to internal controls and processes that may be required to comply with the new revenue recognition and disclosure requirements. The Company will adopt this standard on January 1, 2018, applying it retrospectively to each prior period presented in the financial statements.
Other Pronouncements
In January 2016, the FASB issued amendments for the recognition, measurement, presentation and disclosure of financial instruments. Among other things, the guidance requires equity investments that do not result in consolidation and are not accounted for under the equity method to be measured at fair value with any change in fair value recognized in net income unless the investments do not have readily determinable fair values. The amendments are effective for annual periods beginning after December 15, 2017 and interim periods within that year. Early adoption is not permitted for most of the amendments. The amendments are to be applied through a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption with the exception of equity investments without readily determinable fair values, which will be applied prospectively. The Company will adopt this guidance on January 1, 2018, and does not expect the adoption to have a material impact on its financial position and results of operations.
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
In October 2016, the FASB issued guidance that requires companies to recognize the income tax effects of intercompany sales and transfers of assets, other than inventory, in the period in which the transfer occurs. That is a change from current guidance which requires companies to defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized. The guidance is effective for annual periods beginning after December 15, 2017 and interim periods within that year, and early adoption is permitted. The guidance should be applied on a modified retrospective basis. The Company expects to adopt this guidance on January 1, 2018, and the adoption will not impact its financial position or results of operations.
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
In January 2017, the FASB issued guidance that eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The guidance is effective for annual periods beginning after December 15, 2019 and interim periods within that year, and early adoption is permitted. The guidance should be applied prospectively to goodwill impairment tests performed within the period of adoption. The Company will adopt this guidance effective October 1, 2017 and apply it prospectively to impairment tests beginning in the year of adoption.

NOTE 2—LONG-LIVED ASSETS
Definite-lived Intangible Assets
The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the nine months ended September 30, 2017:

	Revenue- generating contracts	Client / vendor relationships	Trademarks and naming rights	Non-compete agreements	Technology	Venue management and leaseholds	Other	Total
	(in thousands)
Balance as of December 31, 2016:
Gross carrying amount	$760,398	$402,009	$94,338	$65,992	$53,078	$54,001	$4,014	$1,433,830
Accumulated amortization	(316,800)	(213,785)	(23,724)	(22,099)	(13,637)	(29,664)	(2,090)	(621,799)
Net	443,598	188,224	70,614	43,893	39,441	24,337	1,924	812,031
Gross carrying amount:
Acquisitions— current year	—	22,635	—	—	12,037	820	—	35,492
Acquisitions— prior year	(6,724)	—	35,464	—	1,120	—	—	29,860
Foreign exchange	21,823	9,069	1,402	2,229	2,170	2,513	22	39,228
Other(1)	(5,027)	(3,009)	—	(1)	(305)	—	(247)	(8,589)
Net change	10,072	28,695	36,866	2,228	15,022	3,333	(225)	95,991
Accumulated amortization:
Amortization	(63,368)	(45,688)	(10,008)	(10,407)	(9,860)	(3,524)	(540)	(143,395)
Foreign exchange	(8,966)	(3,868)	(499)	(984)	(718)	(1,385)	(6)	(16,426)
Other(1)	5,067	2,969	10	8	312	—	342	8,708
Net change	(67,267)	(46,587)	(10,497)	(11,383)	(10,266)	(4,909)	(204)	(151,113)
Balance as of September 30, 2017:
Gross carrying amount	770,470	430,704	131,204	68,220	68,100	57,334	3,789	1,529,821
Accumulated amortization	(384,067)	(260,372)	(34,221)	(33,482)	(23,903)	(34,573)	(2,294)	(772,912)
Net	$386,403	$170,332	$96,983	$34,738	$44,197	$22,761	$1,495	$756,909
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

The 2017 additions to definite-lived intangible assets from acquisitions have weighted-average lives as follows:

Weighted- Average Life (years)
Client/vendor relationships	6
Technology	4
Venue management and leaseholds	3
All categories	5
Amortization of definite-lived intangible assets for the three months ended September 30, 2017 and 2016 was $53.4 million and $47.8 million for each respective period, and for the nine months ended September 30, 2017 and 2016 was $143.4 million and $133.0 million, respectively. Amortization related to nonrecoupable ticketing contract advances for the three months ended September 30, 2017 and 2016 was $20.1 million and $20.5 million, respectively, and for the nine months ended September 30, 2017 and 2016 was $54.9 million and $57.0 million, respectively.
As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization may vary.
Goodwill
In 2016, the Company’s reportable segments were Concerts, Sponsorship & Advertising, Ticketing and Artist Nation. Beginning in 2017, the Company no longer presents Artist Nation as a reportable segment and now includes the business previously reported in the Artist Nation segment in the Concerts segment. See further discussion of the segment change in Note 6—Segment Data. The Company’s reporting units reviewed for goodwill impairment remain unchanged.
The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the nine months ended September 30, 2017:

	Concerts	Sponsorship & Advertising	Ticketing	Total
	(in thousands)
Balance as of December 31, 2016:
Goodwill	$1,017,020	$395,826	$739,105	$2,151,951
Accumulated impairment losses	(404,863)	—	—	(404,863)
Net	612,157	395,826	739,105	1,747,088
Acquisitions—current year	8,259	—	11,239	19,498
Acquisitions—prior year	(22,095)	(9,821)	882	(31,034)
Foreign exchange	9,765	9,573	9,622	28,960
Balance as of September 30, 2017:
Goodwill	1,012,949	395,578	760,848	2,169,375
Accumulated impairment losses	(404,863)	—	—	(404,863)
Net	$608,086	$395,578	$760,848	$1,764,512
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

NOTE 3—FAIR VALUE MEASUREMENTS
The following table shows the fair value of the Company’s significant financial assets that are required to be measured at fair value on a recurring basis, which are classified on the balance sheets as cash and cash equivalents:

	Fair Value Measurements at
	September 30, 2017	December 31, 2016
	Level 1
	(in thousands)
Assets:
Cash equivalents	$109,722	$55,081
The Company has cash equivalents which consist of money market funds. Fair values for cash equivalents are based on quoted prices in an active market which are considered to be Level 1 inputs as defined in the FASB guidance.
The Company’s outstanding debt held by third-party financial institutions is carried at cost, adjusted for any discounts or debt issuance costs. The Company’s debt is not publicly traded and the carrying amounts typically approximate fair value for debt that accrues interest at a variable rate, which are considered to be Level 2 inputs as defined in the FASB guidance. The estimated fair values of the Company’s 5.375% senior notes, 4.875% senior notes and 2.5% convertible senior notes were $260.5 million, $596.4 million and $364.3 million, respectively, at September 30, 2017. The estimated fair values of the 5.375% senior notes, 4.875% senior notes and 2.5% convertible senior notes were $259.7 million, $578.5 million and $294.6 million, respectively, at December 31, 2016. The estimated fair value of the Company’s third-party, fixed-rate debt is based on quoted market prices in active markets for the same or similar debt, which are considered to be Level 2 inputs. The Company had fixed-rate debt held by noncontrolling interest partners with a face value of $37.5 million and $35.7 million at September 30, 2017 and December 31, 2016, respectively. The Company is unable to determine a fair value for this debt.
NOTE 4—COMMITMENTS AND CONTINGENT LIABILITIES
In December 2015, a company called Songkick filed an antitrust lawsuit against Live Nation and Ticketmaster L.L.C. in the U.S. District Court for the Central District of California. The suit alleged, among other complaints, that the defendants monopolized certain markets and engaged in certain exclusionary and anticompetitive conduct, ultimately causing harm to Songkick in a product market that it refers to as “artist presale ticketing services.” In the spring of 2016, Live Nation and Ticketmaster L.L.C. prevailed in a partial motion to dismiss, and shortly thereafter asserted counterclaims against Songkick, alleging that Songkick tortiously interfered with Ticketmaster’s venue contracts. In February 2017, Songkick filed an amended complaint, adding claims of trade secret misappropriation, statutory violations and related causes of action, arising from certain alleged conduct by a former Songkick employee who had gone to work for Ticketmaster.
In October 2017, the Court granted in part Live Nation’s motion to prevent Songkick’s damages expert from testifying, but declined to grant Live Nation’s motion for summary judgement. Following those rulings, Songkick is solely left with an antitrust claim (subject to treble damages) for lost profits, tort claims seeking the same lost profits, and a claim for unjust enrichment damages arising from alleged trade secret misappropriation. Trial has been set for January 2018. While the Company remains confident in its case and does not believe that a loss is probable of occurring at this time, if the Company is ultimately unsuccessful on any or all claims, the amounts at stake could be material. The Company is currently unable to estimate the possible loss or range of loss for this matter because of the uncertainty regarding the outcome of the claims and damages asserted against the Company.

NOTE 5—EQUITY
The following table shows the reconciliation of the carrying amount of stockholders’ equity attributable to Live Nation, equity attributable to noncontrolling interests, total equity and also redeemable noncontrolling interests for the nine months ended September 30, 2017:

	Live Nation Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands)			(in thousands)
Balance at December 31, 2016	$1,126,016	$223,500	$1,349,516	$347,068
Non-cash compensation expense	23,921	—	23,921	—
Common stock issued under stock plans, net of shares withheld for employee taxes	(5,329)	—	(5,329)	—
Exercise of stock options	44,746	—	44,746	—
Acquisitions	—	6,036	6,036	(1,985)
Purchases of noncontrolling interests	(1,402)	(1,594)	(2,996)	(1,329)
Redeemable noncontrolling interests fair value adjustments	(52,811)	—	(52,811)	52,811
Contributions received	—	7,971	7,971	—
Cash distributions	—	(8,226)	(8,226)	(14,222)
Other	114	477	591	(1,339)
Comprehensive income (loss):
Net income (loss)	184,878	7,404	192,282	(10,727)
Foreign currency translation adjustments	58,761	—	58,761
Other	80	—	80	—
Balance at September 30, 2017	$1,378,974	$235,568	$1,614,542	$370,277
Accumulated Other Comprehensive Loss
The following table presents changes in the components of AOCI, net of taxes, for the nine months ended September 30, 2017:

	Foreign Currency Items	Other	Total
	(in thousands)
Balance at December 31, 2016	$(176,246)	$(461)	$(176,707)
Other comprehensive income before reclassifications	58,761	80	58,841
Net other comprehensive income	58,761	80	58,841
Balance at September 30, 2017	$(117,485)	$(381)	$(117,866)
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

The following table sets forth the computation of weighted average common shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average common shares—basic	205,287,843	202,118,412	204,574,742	201,904,305
Effect of dilutive securities:
Stock options and restricted stock	9,914,361	7,641,823	9,311,710	6,951,096
Convertible senior notes	7,929,982	7,929,982	—	—
Weighted average common shares—diluted	223,132,186	217,690,217	213,886,452	208,855,401
The following table shows securities excluded from the calculation of diluted net income (loss) per common share because such securities are anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Options to purchase shares of common stock	8,000	1,726,732	810,796	5,309,138
Restricted stock awards—unvested	196,484	316,810	219,084	319,310
Conversion shares related to the convertible senior notes	—	—	7,929,982	7,929,982
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	204,484	2,043,542	8,959,862	13,558,430
NOTE 6—SEGMENT DATA
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

The following table presents the results of operations for the Company’s reportable segments for the three and nine months ended September 30, 2017 and 2016:

	Concerts	Sponsorship & Advertising	Ticketing	Other	Corporate	Eliminations	Consolidated
	(in thousands)
Three Months Ended September 30, 2017
Revenue	$2,939,387	$157,981	$532,285	$6,545	$—	$(76,780)	$3,559,418
Direct operating expenses	2,497,234	23,371	283,236	4,477	—	(75,392)	2,732,926
Selling, general and administrative expenses	305,494	21,320	144,622	4,428	—	—	475,864
Depreciation and amortization	52,344	6,601	50,318	115	1,362	(1,388)	109,352
Loss (gain) on disposal of operating assets	(21)	—	58	—	—	—	37
Corporate expenses	—	—	—	—	39,892	—	39,892
Operating income (loss)	$84,336	$106,689	$54,051	$(2,475)	$(41,254)	$—	$201,347
Intersegment revenue	$73,494	$—	$3,286	$—	$—	$(76,780)	$—
Three Months Ended September 30, 2016
Revenue	$2,644,151	$136,087	$456,443	$2,138	$—	$(68,403)	$3,170,416
Direct operating expenses	2,247,976	15,510	231,979	149	—	(67,611)	2,428,003
Selling, general and administrative expenses	265,638	20,667	124,007	4,100	—	—	414,412
Depreciation and amortization	52,188	4,448	47,113	1,153	752	(792)	104,862
Loss (gain) on disposal of operating assets	241	—	13	—	(1)	—	253
Corporate expenses	—	—	—	—	31,600	—	31,600
Operating income (loss)	$78,108	$95,462	$53,331	$(3,264)	$(32,351)	$—	$191,286
Intersegment revenue	$64,676	$—	$3,727	$—	$—	$(68,403)	$—
Nine Months Ended September 30, 2017
Revenue	$6,052,515	$346,532	$1,510,574	$13,259	$—	$(131,588)	$7,791,292
Direct operating expenses	5,057,567	60,516	805,964	5,759	—	(128,506)	5,801,300
Selling, general and administrative expenses	804,562	62,989	411,336	14,670	—	—	1,293,557

	Concerts	Sponsorship & Advertising	Ticketing	Other	Corporate	Eliminations	Consolidated
	(in thousands)
Depreciation and amortization	144,917	19,512	140,881	327	3,262	(3,082)	305,817
Loss (gain) on disposal of operating assets	(609)	—	65	—	37	—	(507)
Corporate expenses	—	—	—	—	97,711	—	97,711
Operating income (loss)	$46,078	$203,515	$152,328	$(7,497)	$(101,010)	$—	$293,414
Intersegment revenue	$122,455	$—	$9,133	$—	$—	$(131,588)	$—
Capital expenditures	$83,612	$4,753	$69,667	$66	$26,195	$—	$184,293
Nine Months Ended September 30, 2016
Revenue	$5,080,877	$288,923	$1,305,577	$4,485	$—	$(122,472)	$6,557,390
Direct operating expenses	4,219,599	44,711	673,990	149	—	(120,555)	4,817,894
Selling, general and administrative expenses	701,093	50,540	363,336	11,483	—	—	1,126,452
Depreciation and amortization	146,013	13,777	132,789	2,053	2,526	(1,917)	295,241
Loss (gain) on disposal of operating assets	(162)	—	44	—	117	—	(1)
Corporate expenses	—	—	—	—	85,649	—	85,649
Operating income (loss)	$14,334	$179,895	$135,418	$(9,200)	$(88,292)	$—	$232,155
Intersegment revenue	$115,762	$—	$6,710	$—	$—	$(122,472)	$—
Capital expenditures	$51,353	$1,318	$64,513	$777	$5,454	$—	$123,415

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
Executive Overview
In the third quarter of 2017, our total revenue increased by $389 million, or 12%, on a reported basis as compared to last year, or $353 million, an 11% increase, without the impact of changes in foreign exchange rates. The revenue increase was largely driven by growth in both our Concerts and Ticketing segments. The Concerts growth was due to an increase in the number of events and fans attending these events which also drove our highest quarterly concert attendance ever. In Ticketing, strong primary and secondary ticket sales drove the increase in revenue. Our operating income for the quarter improved by 5% compared to the third quarter of 2016, once again driven by the strong performance of all of our segments. For the first nine months of 2017, our total revenue grew $1.23 billion, or 19%, on a reported basis as compared to last year, or $1.25 billion, a 19% increase, without the impact of changes in foreign exchange rates. All three of our segments delivered strong revenue increases in the first nine months of the year, underscoring the continued success of our strategic initiatives and the underlying health of the live event, advertising and ticketing businesses. As the leading global live event and ticketing company, we believe that we are well-positioned to provide the best service to artists, teams, fans and venues and therefore drive growth across all our businesses. By leveraging our leadership position in the entertainment industry to reach fans through the live concert experience, we believe that we will sell more tickets and grow our Sponsorship & Advertising segment revenue.
Our Concerts segment revenue for the quarter increased by $295 million, or 11%, on a reported basis as compared to last year, or $265 million, a 10% increase, without the impact of changes in foreign exchange rates. This increase was largely due to significant growth in arena and stadium activity in both North America and Europe with shows by artists including U2, Coldplay, Guns N’ Roses, and Metallica. Our onsite initiatives resulted in near double-digit growth in our amphitheater ancillary revenue per fan, which was driven by various programs including our enhanced beverage program, increasing our points of sale, and introducing specialty food concepts. We have also seen success in our effort to improve the sell-through price on our best available seats in our amphitheaters this season. Our premium and platinum initiatives are growing the event revenue and we are implementing our pricing strategies with greater precision and greater sensitivity to unique market and tour conditions. Attendance at our international shows was up in the quarter, driven by significant increases in our arena and stadium events. Our Concerts segment operating results for the quarter exceeded last year and this was again largely driven by the high volume of arena and stadium activity as well as our onsite revenue growth initiatives.
For the first nine months, our Concerts segment was the largest contributor to our overall revenue growth, with an increase of $972 million, or 19%, on a reported basis as compared to last year, or $985 million, a 19% increase, without the impact of changes in foreign exchange rates. As in the second quarter, this higher revenue was largely due to an increase in the number of arena and stadium shows in North America and Europe. For the first nine months of the year, there has been a 16% increase in the overall number of fans attending our shows as compared to the first nine months of 2016. Operating income for the first nine months of the year was up due to the higher number of shows in arenas and stadiums as well as our ticket pricing and onsite initiatives. We will continue to look for expansion opportunities, both domestically and internationally, as well as ways to market our events more effectively, in order to continue to expand our fan base and geographic reach and to sell more tickets and advertising.
Our Sponsorship & Advertising segment revenue for the quarter was up $22 million, or 16%, on a reported basis as compared to last year, or $20 million, a 15% increase, without the impact of changes in foreign exchange rates. Higher revenue resulted from new clients and growth in our online business, which also improved our operating income.
For the first nine months, Sponsorship & Advertising revenue was up $58 million, or 20%, on a reported basis as compared to last year, or $59 million, a 20% increase, without the impact of changes in foreign exchange rates. Our focus on building new venue products and expanding our digital reach has generated new opportunities for growth. Our festival apps and podcasts are attracting new fans and giving sponsors additional platforms for reaching consumers. Lastly, we are seeing increases from our Germany market expansion. We believe that our extensive onsite and online reach, global venue distribution network, artist relationships and ticketing operations are the key to securing long-term sponsorship agreements with major brands, and we plan to expand these assets while extending further into new markets internationally.
Our Ticketing segment revenue for the third quarter increased by $76 million, or 17%, on a reported basis as compared to last year, or $72 million, a 16% increase, without the impact of changes in foreign exchange rates. This increase was due to growth in fee-bearing ticket sales. We delivered strong growth in ticket sales globally for our Ticketing segment in the quarter, driven by high demand for concert tickets and continued positive fan reaction to our integrated ticketing platform. Our improvements to our fan-focused website continued to favorably impact our conversion rates in the third quarter as well.
For the first nine months, Ticketing revenue was up $205 million, or 16%, on a reported basis as compared to last year, or $212 million, a 16% increase, without the impact of changes in foreign exchange rates. We have sold 147 million fee-bearing tickets worldwide for the first nine months, a 10% increase over last year, and our total fee-bearing gross transaction value grew by 14% in the same period. In the first nine months of the year, we continued to see growth in our mobile ticket sales with an increase of 34% and mobile now represents over 30% of our total ticket sales. Our international markets had a very strong first nine months of the year with double-digit ticket sales growth across Europe. We will continue to implement new features to drive further expansion of mobile ticket transactions and invest in initiatives aimed at improving the ticket search, purchase and transfer process which we expect will attract more ticket buyers and enhance the overall fan and venue client experience.
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
Segment Overview
Our reportable segments are Concerts, Sponsorship & Advertising and Ticketing. Prior to 2017, we reported an Artist Nation segment, which is now included in our Concerts segment. See further discussion of the segment change in Item 1.—Financial Statements—Note 6—Segment Data.
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
Ticketing
Our Ticketing segment is primarily an agency business that sells tickets for events on behalf of its clients and retains a service charge for these services. Gross transaction value, or GTV, represents the total amount of the transaction related to a ticket sale and includes the face value of the ticket as well as the service charge. Service charges are generally based on a percentage of the face value or a fixed fee. We sell tickets through websites, mobile apps, ticket outlets and telephone call centers. Our ticketing sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon scheduling by our clients. We also offer ticket resale services, sometimes referred to as secondary ticketing, primarily through our integrated inventory platform, league/team platforms and other platforms internationally. Our Ticketing segment manages our online activities including enhancements to our ticketing websites and product offerings. Through our websites, we sell tickets to our own events as well as tickets for our clients and provide event information. Revenue related to ticketing service charges is recognized when the ticket is sold for our outside clients. For our own events, where our concert promoters control ticketing, revenue is deferred and recognized as the event occurs.
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

Key Operating Metrics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands except estimated events)
Concerts (1)
Estimated events:
North America	5,275	4,950	14,207	12,835
International	1,483	1,207	6,225	5,800
Total estimated events	6,758	6,157	20,432	18,635
Estimated fans:
North America	21,561	22,095	42,659	39,151
International	7,980	5,808	22,379	16,724
Total estimated fans	29,541	27,903	65,038	55,875
Ticketing (2)
Number of fee-bearing tickets sold	50,196	45,944	147,304	133,925
Number of non-fee-bearing tickets sold	65,304	68,102	201,088	205,193
Total tickets sold	115,500	114,046	348,392	339,118
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
The following table sets forth the reconciliation of AOI to operating income (loss):

	Operating income (loss)	Stock- based compensation expense	Loss (gain) on disposal of operating assets	Depreciation and amortization	Acquisition expenses	AOI
	(in thousands)
Three Months Ended September 30, 2017
Concerts	$84,336	$1,886	$(21)	$52,344	$15,755	$154,300
Sponsorship & Advertising	106,689	346	—	6,601	—	113,636
Ticketing	54,051	1,068	58	50,318	274	105,769
Other and Eliminations	(2,475)	—	—	(1,273)	—	(3,748)
Corporate	(41,254)	4,520	—	1,362	(72)	(35,444)
Total	$201,347	$7,820	$37	$109,352	$15,957	$334,513
Three Months Ended September 30, 2016
Concerts	$78,108	$2,661	$241	$52,188	$(2,281)	$130,917
Sponsorship & Advertising	95,462	305	—	4,448	—	100,215
Ticketing	53,331	744	13	47,113	500	101,701
Other and Eliminations	(3,264)	17	—	361	25	(2,861)
Corporate	(32,351)	4,366	(1)	752	18	(27,216)
Total	$191,286	$8,093	$253	$104,862	$(1,738)	$302,756
Nine Months Ended September 30, 2017
Concerts	$46,078	$6,620	$(609)	$144,917	$23,583	$220,589
Sponsorship & Advertising	203,515	1,028	—	19,512	—	224,055
Ticketing	152,328	3,057	65	140,881	1,782	298,113
Other and Eliminations	(7,497)	—	—	(2,755)	—	(10,252)
Corporate	(101,010)	13,216	37	3,262	(47)	(84,542)
Total	$293,414	$23,921	$(507)	$305,817	$25,318	$647,963
Nine Months Ended September 30, 2016
Concerts	$14,334	$8,604	$(162)	$146,013	$3,573	$172,362
Sponsorship & Advertising	179,895	995	—	13,777	—	194,667
Ticketing	135,418	2,327	44	132,789	720	271,298
Other and Eliminations	(9,200)	29	—	136	207	(8,828)
Corporate	(88,292)	13,282	117	2,526	64	(72,303)
Total	$232,155	$25,237	$(1)	$295,241	$4,564	$557,196

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

Segment Operating Results
Concerts
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2017	2016		2017	2016
	(in thousands)			(in thousands)
Revenue	$2,939,387	$2,644,151	11%	$6,052,515	$5,080,877	19%
Direct operating expenses	2,497,234	2,247,976	11%	5,057,567	4,219,599	20%
Selling, general and administrative expenses	305,494	265,638	15%	804,562	701,093	15%
Depreciation and amortization	52,344	52,188	—%	144,917	146,013	(1)%
Loss (gain) on disposal of operating assets	(21)	241	*	(609)	(162)	*
Operating income	$84,336	$78,108	8%	$46,078	$14,334	*
Operating margin	2.9%	3.0%		0.8%	0.3%
AOI**	$154,300	$130,917	18%	$220,589	$172,362	28%
AOI margin**	5.2%	5.0%		3.6%	3.4%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for definition and reconciliation of AOI and AOI margin.
Three Months
Revenue
Concerts revenue increased $295.2 million during the three months ended September 30, 2017 as compared to the same period of the prior year. Excluding the increase of $30.6 million related to currency impacts, revenue increased $264.6 million, or 10%, on a constant currency basis. This increase was primarily due to more shows in arenas, stadiums and theaters and clubs globally, higher average attendance at our events and incremental revenue of $64.3 million from acquisitions, primarily of concert and festival promotion businesses. These increases were partially offset by fewer shows in our North America amphitheaters.
Operating results
The increased operating income for Concerts for the three months ended September 30, 2017 was primarily driven by improved operating results for arena events offset by higher compensation costs associated with salary increases and headcount growth, including recent acquisitions, and increased acquisition transaction expenses associated with changes in the fair value of acquisition-related contingent consideration.
Nine Months
Revenue
Concerts revenue increased $971.6 million during the nine months ended September 30, 2017 as compared to the same period of the prior year. Excluding the decrease of $13.1 million related to currency impacts, revenue increased $984.7 million, or 19%, on a constant currency basis. This growth was primarily due to more shows in arenas, stadiums and theaters and clubs globally along with higher average attendance at stadium and arena events. Festival activity also increased in Europe driven by new festivals, and we had higher tour-related merchandise sales and commissions in the management business. Concerts had incremental revenue of $192.0 million from acquisitions, primarily of concert and festival promotion businesses. These increases were partially offset by fewer shows in our North America amphitheaters.
Operating results
The increase in operating income for Concerts for the nine months ended September 30, 2017 was primarily driven by improved operating results at our events and higher management results partially offset by higher compensation costs associated with salary increases and headcount growth, including recent acquisitions, and increased acquisition transaction expenses associated with changes in the fair value of acquisition-related contingent consideration.

Sponsorship & Advertising
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2017	2016		2017	2016
	(in thousands)			(in thousands)
Revenue	$157,981	$136,087	16%	$346,532	$288,923	20%
Direct operating expenses	23,371	15,510	51%	60,516	44,711	35%
Selling, general and administrative expenses	21,320	20,667	3%	62,989	50,540	25%
Depreciation and amortization	6,601	4,448	48%	19,512	13,777	42%
Operating income	$106,689	$95,462	12%	$203,515	$179,895	13%
Operating margin	67.5%	70.1%		58.7%	62.3%
AOI**	$113,636	$100,215	13%	$224,055	$194,667	15%
AOI margin**	71.9%	73.6%		64.7%	67.4%
_______

**	See “—Non-GAAP Measures” above for definition and reconciliation of AOI and AOI margin.
Three Months
Revenue
Sponsorship & Advertising revenue increased $21.9 million during the three months ended September 30, 2017 as compared to the same period of the prior year. Excluding the increase of $1.6 million related to currency impacts, revenue increased $20.3 million, or 15%, on a constant currency basis. This growth was primarily due to new sponsorship programs globally, higher online advertising in North America and incremental revenue of $8.0 million from the acquisitions of a sponsorship agency and festival promotion businesses.
Operating results
The increase in Sponsorship & Advertising operating income for the three months ended September 30, 2017 was primarily driven by new sponsorship programs, higher online sponsorship activity and lower reserves for bad debt.
Nine Months
Revenue
Sponsorship & Advertising revenue increased $57.6 million during the nine months ended September 30, 2017 as compared to the same period of the prior year. Excluding the decrease of $0.9 million related to currency impacts, revenue increased $58.5 million, or 20%, on a constant currency basis. This increase was primarily due to new sponsorship programs, higher online advertising in North America, increased festival activity internationally and incremental revenue of $18.2 million from the acquisitions of a sponsorship agency and festival promotion businesses.
Operating results
The increase in Sponsorship & Advertising operating income for the nine months ended September 30, 2017 was primarily driven by new sponsorship programs, net of higher fulfillment costs, increased online advertising and festival activity and lower reserves for bad debt partially offset by increased compensation costs associated with higher headcount.

Ticketing
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2017	2016		2017	2016
	(in thousands)			(in thousands)
Revenue	$532,285	$456,443	17%	$1,510,574	$1,305,577	16%
Direct operating expenses	283,236	231,979	22%	805,964	673,990	20%
Selling, general and administrative expenses	144,622	124,007	17%	411,336	363,336	13%
Depreciation and amortization	50,318	47,113	7%	140,881	132,789	6%
Loss on disposal of operating assets	58	13	*	65	44	*
Operating income	$54,051	$53,331	1%	$152,328	$135,418	12%
Operating margin	10.2%	11.7%		10.1%	10.4%
AOI**	$105,769	$101,701	4%	$298,113	$271,298	10%
AOI margin**	19.9%	22.3%		19.7%	20.8%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for definition and reconciliation of AOI and AOI margin.
Three Months
Revenue
Ticketing revenue increased $75.8 million during the three months ended September 30, 2017 as compared to the same period of the prior year. Excluding the increase of $4.2 million related to currency impacts, revenue increased $71.6 million, or 16%, on a constant currency basis, primarily due to increased primary ticket volume and associated ticket fees, driven by concert events, along with higher resale volume driven by concert and theatrical events.
Operating results
The increase in Ticketing operating income for the three months ended September 30, 2017 was primarily due to improved operating results from higher primary and resale ticket sales partially offset by increased compensation costs associated with higher headcount and increased legal costs.
Nine Months
Revenue
Ticketing revenue increased $205.0 million during the nine months ended September 30, 2017 as compared to the same period of the prior year. Excluding the decrease of $6.7 million related to currency impacts, revenue increased $211.7 million, or 16%, on a constant currency basis, primarily due to increased global primary ticket volume and higher associated ticket fees, driven by concert events, along with higher resale ticket volume driven by concert and theatrical events.
Operating results
The increase in Ticketing operating income for the nine months ended September 30, 2017 was primarily due to improved operating results from higher primary and resale ticket sales partially offset by increased compensation costs associated with higher headcount and increased legal costs.

Consolidated Results of Operations
Three Months

	Three Months Ended September 30,				% Change
	2017			2016
	As Reported	Currency Impacts	At Constant Currency**	As Reported	As Reported	At Constant Currency**
	(in thousands)
Revenue	$3,559,418	$(36,353)	$3,523,065	$3,170,416	12%	11%
Operating expenses:
Direct operating expenses	2,732,926	(28,689)	2,704,237	2,428,003	13%	11%
Selling, general and administrative expenses	475,864	(3,829)	472,035	414,412	15%	14%
Depreciation and amortization	109,352	(761)	108,591	104,862	4%	4%
Loss on disposal of operating assets	37	3	40	253	*	*
Corporate expenses	39,892	1	39,893	31,600	26%	26%
Operating income	201,347	$(3,078)	$198,269	191,286	5%	4%
Operating margin	5.7%		5.6%	6.0%
Interest expense	26,627			25,249
Interest income	(1,471)			(625)
Equity in losses of nonconsolidated affiliates	816			17,471
Other expense, net	920			2,606
Income before income taxes	174,455			146,585
Income tax expense	25,685			13,824
Net income	148,770			132,761
Net income attributable to noncontrolling interests	12,377			21,682
Net income attributable to common stockholders of Live Nation	$136,393			$111,079
______________________

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for definition of constant currency.
Equity in losses of nonconsolidated affiliates
Equity in losses of nonconsolidated affiliates for the three months ended September 30, 2016 includes impairment charges of $15.1 million primarily related to investments in a digital content company and an online merchandise company that are located in the United States. There were no significant impairment charges recorded for the three months ended September 30, 2017.

Nine Months

	Nine Months Ended September 30,				% Change
	2017			2016
	As Reported	Currency Impacts	At Constant Currency**	As Reported	As Reported	At Constant Currency**
	(in thousands)
Revenue	$7,791,292	$20,642	$7,811,934	$6,557,390	19%	19%
Operating expenses:
Direct operating expenses	5,801,300	13,437	5,814,737	4,817,894	20%	21%
Selling, general and administrative expenses	1,293,557	10,583	1,304,140	1,126,452	15%	16%
Depreciation and amortization	305,817	2,545	308,362	295,241	4%	4%
Gain on disposal of operating assets	(507)	(19)	(526)	(1)	*	*
Corporate expenses	97,711	29	97,740	85,649	14%	14%
Operating income	293,414	$(5,933)	$287,481	232,155	26%	24%
Operating margin	3.8%		3.7%	3.5%
Interest expense	80,564			75,965
Interest income	(3,447)			(1,831)
Equity in losses (earnings) of nonconsolidated affiliates	(2,060)			17,184
Other expense (income), net	(5,388)			1,412
Income before income taxes	223,745			139,425
Income tax expense	42,190			26,157
Net income	181,555			113,268
Net income (loss) attributable to noncontrolling interests	(3,323)			8,966
Net income attributable to common stockholders of Live Nation	$184,878			$104,302

The following table summarizes the components of depreciation and amortization as reported in each respective period:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2017	2016		2017	2016
	(in thousands)			(in thousands)
Depreciation	$35,817	$36,618	(2)%	$107,530	$104,100	3%
Amortization of intangibles	53,410	47,827	12%	143,395	132,992	8%
Amortization of nonrecoupable ticketing contract advances ***	20,125	20,502	(2)%	54,892	56,983	(4)%
Amortization of other assets	—	(85)	*	—	1,166	*
	$109,352	$104,862	4%	$305,817	$295,241	4%
___________

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for definition of constant currency.
***
In accounting for the merger between Live Nation and Ticketmaster Entertainment LLC in January 2010, the nonrecoupable ticketing contract advances that existed at the date of the merger were written off in acquisition accounting in accordance with GAAP. Had we continued amortizing the net book value of these nonrecoupable ticketing contract advances, the amortization above would have been $0.4 million and $0.3 million higher for the three months ended September 30, 2017 and 2016, respectively, and $1.2 million and $1.0 million higher for the nine months ended September 30, 2017 and 2016, respectively.

Corporate expenses
Corporate expenses increased $12.1 million during the nine months ended September 30, 2017 as compared to the same period of the prior year primarily due to increases in contractual bonus accruals and higher headcount.
Equity in losses (earnings) of nonconsolidated affiliates
Equity in losses (earnings) of nonconsolidated affiliates for the nine months ended September 30, 2016 includes the impairment charges discussed above in “—Consolidated Results of Operations” for the three-month period. There were no significant impairment charges recorded for the nine months ended September 30, 2017.
Other expense (income), net
Other expense (income), net includes the impact of net foreign exchange rate gains of $7.3 million and net foreign exchange rate losses of $0.8 million for the nine months ended September 30, 2017 and 2016, respectively, primarily from revaluation of certain foreign currency denominated net assets held internationally.
Income tax expense
For the nine months ended September 30, 2017, we had a net tax expense of $42.2 million on income before income taxes of $223.7 million compared to a net tax expense of $26.2 million on income before income taxes of $139.4 million for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, income tax expense consisted of $38.0 million related to foreign entities, $0.5 million related to United States federal income taxes and $3.7 million related to state and local income taxes. The net increase in tax expense of $16.0 million is due primarily to an increase in earnings in certain non-United States jurisdictions.
Net income (loss) attributable to noncontrolling interests
Net income (loss) attributable to noncontrolling interests decreased $12.3 million as compared to the same period of the prior year to a loss of $3.3 million during the nine months ended September 30, 2017 due to lower operating results from certain festival and management businesses.
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
Our balance sheet reflects cash and cash equivalents of $1.8 billion at September 30, 2017 and $1.5 billion at December 31, 2016. Included in the September 30, 2017 and December 31, 2016 cash and cash equivalents balances are $639.9 million and $591.0 million, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges that we refer to as client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to clients on a regular basis. Our foreign subsidiaries held approximately $733.6 million in cash and cash equivalents, excluding client cash, at September 30, 2017. We generally do not intend to repatriate these funds, but if we did, we would need to accrue and pay United States federal and state income taxes on any future repatriations, net of applicable foreign tax credits. We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is 90 days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects total net debt of $2.3 billion at September 30, 2017 and December 31, 2016. Our weighted-average cost of debt, excluding unamortized debt discounts and debt issuance costs on our term loans and notes, was 3.9% at September 30, 2017.
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
Sources of Cash
Senior Secured Credit Facility
In June 2017, we amended our term loan B under the senior secured credit facility reducing the applicable interest rate. At September 30, 2017, our senior secured credit facility consists of (i) a $190 million term loan A facility, (ii) a $970 million term loan B facility and (iii) a $365 million revolving credit facility. Subject to certain conditions, we have the right to increase the facility by an amount equal to the sum of $625 million and the aggregate principal amount of voluntary prepayments of the term B loans and permanent reductions of the revolving credit facility commitments, in each case, other than from proceeds of long-term indebtedness, and additional amounts so long as the senior secured leverage ratio calculated on a pro-forma basis (as defined in the agreement) is no greater than 3.25x. The revolving credit facility provides for borrowing up to the amount of the facility with sublimits of up to (i) $150 million for the issuance of letters of credit, (ii) $50 million for swingline loans, (iii) $200 million for borrowings in Euros and British Pounds and (iv) $50 million for borrowings in one or more other approved currencies. The senior secured credit facility is secured by (i) a first priority lien on substantially all of our tangible and intangible personal property of our domestic subsidiaries that are guarantors and (ii) a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of our direct and indirect domestic subsidiaries and 65% of each class of capital stock of any first-tier foreign subsidiaries, subject to certain exceptions.
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
Stock Option Exercises
During the nine months ended September 30, 2017, we received $44.7 million of proceeds from the exercise of stock options.

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
As of September 30, 2017, we believe we were in compliance with all of our debt covenants. We expect to remain in compliance with all of our debt covenants throughout 2017.
Uses of Cash
Acquisitions
When we make acquisitions, the acquired entity may have cash at the time of acquisition. All amounts related to the use of cash for acquisitions discussed in this section are presented net of any cash acquired. During the nine months ended September 30, 2017, we used $18.8 million of cash primarily for the acquisitions of ticketing businesses located in the United States, the Czech Republic and Poland, a concert promotion business located in Italy and a controlling interest in an artist management business located in the United States. As of the date of acquisition, the acquired businesses had a total of $8.9 million of cash on their balance sheets, primarily related to deferred revenue for future events.
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

Our capital expenditures, including accruals for amounts incurred but not yet paid for but net of expenditures funded by outside parties such as landlords or replacements funded by insurance proceeds, consisted of the following:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Maintenance capital expenditures	$82,594	$58,407
Revenue generating capital expenditures	89,398	62,229
Total capital expenditures	$171,992	$120,636
Maintenance capital expenditures during the first nine months of 2017 increased from the same period of the prior year primarily associated with the relocation of certain office facilities and venue-related projects.
Revenue generating capital expenditures during the first nine months of 2017 increased from the same period of the prior year primarily due to food and beverage and wi-fi enhancements at our amphitheaters, festival site improvements and higher investment in technology.
We currently expect capital expenditures to be approximately $220 million for the full year of 2017.
Cash Flows

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Cash provided by (used in):
Operating activities	$417,262	$119,516
Investing activities	$(235,499)	$(260,174)
Financing activities	$(25,663)	$(109,700)
Operating Activities
Cash provided by operating activities increased $297.7 million for the nine months ended September 30, 2017 as compared to the same period of the prior year. During the first nine months of 2017, we delivered higher net income and our accounts payable and accrued liabilities increased based on timing of payments.
Investing Activities
Cash used in investing activities decreased $24.7 million for the nine months ended September 30, 2017 as compared to the same period of the prior year primarily due to lower net payments for acquisitions partially offset by higher purchases of property, plant and equipment. See “—Uses of Cash” above for further discussion.
Financing Activities
Cash used in financing activities decreased $84.0 million for the nine months ended September 30, 2017 as compared to the same period of the prior year primarily as a result of higher proceeds from the exercise of stock options and fewer purchases of noncontrolling interests.
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
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. Our foreign subsidiaries also carry certain net assets or liabilities that are denominated in a currency other than that subsidiary’s functional currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported operating income of $134.7 million for the nine months ended September 30, 2017. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the nine months ended September 30, 2017 by $13.5 million. As of September 30, 2017, our primary foreign exchange exposure included the Euro, British Pound, Australian Dollar and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities. In addition, the reported carrying value of our assets and liabilities, including the total cash and cash equivalents held by our foreign operations, will also be affected by changes in foreign currency exchange rates.
We primarily use forward currency contracts, in addition to options, to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. We also may enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At September 30, 2017, we had forward currency contracts and options outstanding with a notional amount of $124.3 million.
Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $2.4 billion of total debt, excluding debt discounts and issuance costs, outstanding as of September 30, 2017, of which $1.2 billion was fixed-rate debt and $1.2 billion was floating-rate debt.
Based on the amount of our floating-rate debt as of September 30, 2017, each 25-basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $3.0 million when the floor rate is not applicable. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of September 30, 2017 with no subsequent change in rates for the remainder of the period.
We have one interest rate cap agreement with an aggregate notional amount of $5.4 million at September 30, 2017. The interest rate cap agreement ensures that a portion of our floating-rate debt does not exceed 4.25% and expires in June 2018. This agreement has not been designated as a hedging instrument. Therefore, any change in fair value is recorded in earnings during the period of change.
Ratio of Earnings to Fixed Charges
The ratio of earnings to fixed charges is as follows:

Nine months ended September 30,		Year Ended December 31,
2017	2016	2016	2015	2014	2013
2.63	2.25	1.38	1.03	*	*

*	For the years ended December 31, 2014 and 2013, fixed charges exceeded earnings before income taxes and fixed charges by $104.0 million and $6.0 million, respectively.
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
There have been no changes to our critical accounting policies during the nine months ended September 30, 2017.

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
Based on their evaluation as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 2, 2017.

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