Form 10-K
period 2017-12-31
Live Nation Entertainment, Inc.
filed 2018-02-27
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017,
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock beneficially held by non-affiliates of the registrant was approximately $4.7 billion. (For purposes hereof, directors, executive officers and 10% or greater stockholders have been deemed affiliates).
On February 20, 2018, there were 208,168,826 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 1,479,947 shares of unvested restricted stock awards and excluding 408,024 shares held in treasury.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

LIVE NATION ENTERTAINMENT, INC.

LIVE NATION ENTERTAINMENT, INC.
GLOSSARY OF KEY TERMS

AOCI	Accumulated other comprehensive income (loss)
AOI	Adjusted operating income (loss)
Company	Live Nation Entertainment, Inc. and subsidiaries
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
Liberty Media	Liberty Media Corporation
Live Nation	Live Nation Entertainment, Inc. and subsidiaries
SEC	United States Securities and Exchange Commission
VIE	Variable interest entity
Ticketmaster	The ticketing business of the Company

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
ITEM 1.    BUSINESS
Our Company
We believe that we are the largest live entertainment company in the world, connecting over 580 million fans across all of our concerts and ticketing platforms in approximately 40 countries in 2017.
We believe we are the largest producer of live music concerts in the world, based on total fans that attend Live Nation events as compared to events of other promoters, connecting nearly 86 million fans to more than 29,500 events for over 4,000 artists, in 2017. Live Nation owns, operates, has exclusive booking rights for or has an equity interest in 222 venues, including House of Blues ® music venues and prestigious locations such as The Fillmore in San Francisco, the Hollywood Palladium, the Ziggo Dome in Amsterdam, 3Arena in Ireland, Royal Arena in Copenhagen and Spark Arena in New Zealand. We believe we are one of the world’s leading artist management companies based on the number of artists represented. Our artist management companies manage music artists and acts across all music genres. As of December 31, 2017, we had over 125 managers providing services to more than 500 artists.
We believe our global footprint is the world’s largest music advertising network for corporate brands and includes one of the world’s leading ecommerce websites, based on a comparison of gross sales of top internet retailers.
We believe we are the world’s leading live entertainment ticketing sales and marketing company, based on the number of tickets we sell. Ticketmaster provides ticket sales, ticket resale services and marketing and distribution globally through www.ticketmaster.com and www.livenation.com and our other websites, numerous retail outlets and call centers, selling nearly 500 million tickets in 2017 through our systems. Ticketmaster serves more than 12,000 clients worldwide across multiple event categories, providing ticketing services for leading arenas, stadiums, festival and concert promoters, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters.
Our principal executive offices are located at 9348 Civic Center Drive, Beverly Hills, California 90210 (telephone: 310-867-7000). Our principal website is www.livenationentertainment.com. Live Nation is listed on the New York Stock Exchange, trading under the symbol “LYV.”
Our Strategy
Our strategy is to grow our leadership position in live entertainment, to promote more shows, sell more tickets and sell more sponsorships and advertising, and thereby increase our revenue, earnings and cash flow. We serve artists, venues and teams to secure content and tickets; we invest in technology to build innovative products which advance our ticketing, advertising and mobile platforms; and we are paid by advertisers that want to connect their brands with our passionate fan base.

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

•
Expand our Concert Platform. We will deliver more shows, grow our fan base and increase our ticket sales by continuing to build our portfolio of festivals globally, expanding our business into additional top global music markets, and further building our presence in existing markets. Through our strong partnership with artist managers, we believe we can continue to further expand our concert base by delivering strong and consistent services to our artist managers and their clients.

•
Grow our Revenue per Show. We will grow our revenue per show across our venues through more effective ticket pricing, broader ticketing distribution and more targeted promotional marketing. We will also grow our onsite fan monetization through improved onsite products and services.

•
Sell More Tickets and Invest in Product Improvements. We are focused on selling tickets through a wide set of sales channels, including mobile and online, and leveraging our fan database. We will enhance our API features to reach a broader audience. We will grow the volume of secondary tickets sold through a trusted environment for fan ticket exchanges, allowing our fans to have a dependable, secure destination for secondary ticket acquisition for all events. We will continue to invest in our ticketing platforms and develop innovative products to build fan traffic to our sales channels, drive increased ticket sales, and continue to increase our client base.

•
Grow Sponsorship and Advertising Partnerships. We will continue to drive growth in our sponsorship relationships and capture a larger share of the global music sponsorship market. We will focus on expanding existing partnerships and developing new corporate sponsor partners to provide them with targeted strategic programs, leveraging our nearly 86 million fans attending our shows each year. We will continue to develop and to scale new products in order to drive onsite revenue.

Our Strengths
We believe we have unique resources that are unmatched in the live entertainment industry.

•	Fans. During 2017, we connected over 580 million fans to their favorite live event. Our database of fans and their interests provides us with the means to efficiently market our shows to them.

•
Artists. We have extensive relationships with artists ranging from those just beginning their careers to established superstars. In 2017, we promoted shows or tours for over 4,000 artists globally. In addition, through our artist management companies, we manage more than 500 artists.

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

•
Distribution Network. We believe that our global distribution network of promoters, venues and festivals provides us with a strong position in the live concert industry. We believe we have one of the largest global networks of live entertainment businesses in the world, with offices in 36 countries worldwide. In addition, we own, operate, have exclusive booking rights for, or have an equity interest in, 222 venues located across 12 countries as of the end of 2017, making us, we believe, the second largest operator of music venues in the world. We also believe that we are one of the largest music festival producers in the world with 97 festivals globally. In addition, we believe that our global ticketing distribution network, which includes one of the largest ecommerce sites and apps with over 43 million downloads, and more than 12,000 clients worldwide, makes us the largest ticketing network in the world.

•
Sponsors. We employ a sales force of over 400 people that worked with over 900 sponsors during 2017, through a combination of strategic partnerships, local venue-related deals and national agreements, both in North America and internationally. Our sponsors include some of the most well-recognized national and global brands including Citibank, American Express, O2, Pepsi, Cisco and Hilton (each of these brands is a registered trademark of the sponsor).

•	Employees. At December 31, 2017, we employed approximately 8,800 full-time employees.
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
Our Industry
We operate in these main industries within the live entertainment business: live music events, associated venue operations and the provision of management and other services to artists, sponsorship and advertising sales and ticketing services.
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
Ticketing resale services generally refers to the sale of tickets by a holder who originally obtained the tickets from a venue or other entity, or a ticketing services provider selling on behalf of a venue or other entity. Resale tickets are also referred to as secondary tickets. Generally, the ticket resale company is paid a service charge when the ticket is resold and the negotiated ticket value is paid to the holder.
Our Business
Our reportable segments are Concerts, Sponsorship & Advertising and Ticketing.
Concerts. Our Concerts segment principally involves the global promotion of live music events in our owned or operated venues and in rented third-party venues, the operation and management of music venues, the production of music festivals across the world, the creation of associated content and the provision of management and other services to artists. During 2017, our Concerts business generated $7.9 billion, or 76.3%, of our total revenue. We promoted more than 29,500 live music events in 2017, including artists such as U2, Coldplay, Guns N’ Roses, Metallica, Bruno Mars and Depeche Mode and through festivals such as Austin City Limits, Lollapolooza, Electric Daisy Carnival, BottleRock, Rock Werchter and Reading. While our Concerts segment operates year-round, we generally experience higher revenue during the second and third quarters due to the seasonal nature of shows at our outdoor amphitheaters and festivals, which primarily occur from May through October.

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
As a festival promoter, we typically book artists, secure festival sites, provide for third-party production services, sell tickets and advertise events to attract fans. We also provide or arrange for third parties to provide operational services as needed such as concessions, merchandising and security. We earn revenue from the sale of tickets and typically pay artists a fixed guaranteed amount. We also earn revenue from the sale of concessions, camping fees, festival sponsorships and service charges earned on tickets sold. For each event, we either use a festival site we own or rent a third-party festival site. Revenue is generally impacted by the number of events, volume of ticket sales and ticket prices. Event costs such as artist fees and production service expenses are included in direct operating expenses and are typically substantial in relation to the revenue. Since the artist fees are typically fixed guarantees for these events, significant increases or decreases in festival promotion revenue will generally result in comparable changes to operating income.
Sponsorship & Advertising. Our Sponsorship & Advertising segment employs a sales force that creates and maintains relationships with sponsors through a combination of strategic, international, national and local opportunities that allow businesses to reach customers through our concerts, venue, festivals and ticketing assets, including advertising on our websites. We work with our corporate clients to help create marketing programs that drive their business goals and connect their brands directly with fans and artists. We also develop, book and produce custom events or programs for our clients’ specific brands which are typically presented exclusively to the clients’ consumers. These custom events can involve live music events with talent and media, using both online and traditional outlets. During 2017, our Sponsorship & Advertising business generated $445 million, or 4.3%, of our total revenue. We typically experience higher revenue in the second and third quarters as a large portion of sponsorships are typically associated with our outdoor venues and festivals, which are primarily used in or occur from May through October.
We believe that we have a unique opportunity to connect the music fan to corporate sponsors and therefore seek to optimize this relationship through strategic sponsorship programs. We continue to also pursue the sale of national and local sponsorships, both domestically and internationally, and placement of advertising, including signage, online advertising and promotional programs. Many of our venues have naming rights sponsorship programs. We believe national and international sponsorships allow us to maximize our network of venues and festivals and to arrange multi-venue or multi-festival branding opportunities for advertisers. Our local and venue-focused sponsorships include venue signage, promotional programs, onsite activation, hospitality and tickets, and are derived from a variety of client companies across various industry categories.
Ticketing. Our Ticketing segment is primarily an agency business that sells tickets for events on behalf of its clients and retains a fee, or service charge, for these services. We sell tickets for our events and also for third-party clients across multiple live event categories, providing ticketing services for leading arenas, stadiums, amphitheaters, music clubs, concert promoters, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters. We sell tickets through websites, mobile apps, ticket outlets and telephone call centers. During the year ended December 31, 2017, we sold 60%, 33%, 5% and 2% of primary tickets through these channels, respectively. Our Ticketing segment also manages our online activities including enhancements to our websites and product offerings. During 2017, our Ticketing business generated $2.1 billion, or 20.7%, of our total revenue, which excludes the face value of tickets sold. Through all of our ticketing services, we sold 206 million tickets in 2017 on which we were paid fees for our services. In addition, approximately 292 million tickets in total were sold using our Ticketmaster systems, including through season seat packages, our venue clients’ box offices, and other channels through which we do not receive a fee. Our ticketing sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon event scheduling by our clients. As ticket sales increase, related Ticketing operating income generally increases as well.
We sell tickets on behalf of our clients through our ticketing platforms across the world. We generally enter into written agreements with individual clients to provide primary ticketing services for specified multi-year periods, typically ranging from three to five years. Pursuant to these agreements, clients generally determine and then tell us what tickets will be available for sale, when such tickets will go on sale to the public and what the ticket price will be, sometimes with our guidance and recommendations. Agreements with venue clients in North America and Australia generally grant us the right to sell tickets for all events presented at the relevant venue for which tickets are made available to the general public. Agreements with promoter clients internationally generally grant us the right to sell tickets for all events presented by a given promoter at any venue, unless that venue is already covered by an existing exclusive agreement with our ticketing business or another ticketing service provider. Where we have exclusive venue contracts, clients may not utilize, authorize or promote the services of third-party ticketing companies or technologies while under contract with us. While we generally have the right to sell a substantial portion of our clients’ tickets, venue and promoter clients often sell and distribute a portion of their tickets in-house through their box office and season ticket programs. In addition, under many written agreements between promoters and our clients, the client often allocates certain tickets for artist, promoter, agent and venue use and does not make those tickets available for sale by us. As a result of these, and sometimes other, channels through which tickets are sometimes distributed, with our permission, outside of our ticketing system even at venues where we are the primary ticketing service provider, we do not always sell all of our clients’ tickets and the amount of tickets that we sell varies from client to client and from event to event, and varies as to any given client from year to year.
We currently offer ticket resale services, sometimes referred to as secondary ticketing, principally through our integrated inventory platform, league/team platforms and other platforms internationally. We enter into arrangements with the holders of tickets previously distributed by a venue or other source, to post their ticket inventory for sale at a purchase price equal to a new sales price, determined by the ticket holder, plus a pre-determined service fee to the buyer. The seller in this circumstance receives the new sales price less a predetermined seller service fee.
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

•
House of Blues—House of Blues venues are our branded indoor venues that offer customers an integrated live music and dining experience. The live music halls are specially designed to provide optimum acoustics and typically can accommodate between 1,000 to 2,000 guests. A full-service restaurant and bar is located adjacent to the live music hall. We believe that the strength of the brand and the quality of the food, service and unique atmosphere in our restaurants attract customers to these venues independently from an entertainment event and generate a significant amount of repeat business from local customers.

•
Festival Sites—Festival sites are outdoor locations used primarily in the summer season to stage large single-day or multi-day concert events featuring several artists on multiple stages. Depending on the location, festival site capacities can range from 10,000 to over 100,000 fans per day. We believe they are popular because of the value provided to the fan by packaging several artists together for an event. While festival sites only host a few events each year, they can provide higher operating income because we are able to generate income from many different services provided at the event.

The following table summarizes the number of venues by type that we owned, leased, operated, had exclusive booking rights for or had an equity interest in as of December 31, 2017:

Venue Type	Capacity	Owned	Leased	Operated	Exclusive Booking Rights	Equity Interest	Total

Stadium	More than 30,000	—	—	—	1	—	1
Amphitheater	5,000 - 30,000	10	32	7	13	—	62
Arena	5,000 - 20,000	1	5	2	2	1	11
Theater	1,000 - 6,500	7	38	9	17	2	73
Club	Less than 1,000	3	17	1	12	1	34
House of Blues	1,000 - 2,000	2	9	—	—	—	11
Festival Site *	Varies	5	2	—	23	—	30
Total venues in operation		28	103	19	68	4	222

Venues currently under construction		—	4	—	—	—	4
Venues not currently in operation		1	2	—	—	—	3

Total venues in operation by location:
North America		19	81	15	51	3	169
International		9	22	4	17	1	53
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
Competition
Competition in the live entertainment industry is intense. We believe that we compete primarily on the basis of our ability to deliver quality music events, sell tickets and provide enhanced fan and artist experiences. We believe that our primary strengths include:

•	the quality of service delivered to our artists, fans, ticketing clients and corporate sponsors;

•	our track record and reputation in promoting and producing live music events and tours both domestically and internationally;

•	artist relationships;

•	our global footprint;

•	the quality of our ticketing software and services;

•	our ecommerce site and associated database;

•	our diverse distribution platform (venues);

•	the scope and effectiveness in our expertise of advertising and sponsorship programs; and

•	our financial stability.
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
Some of our competitors in the live music promotion industry are Anschutz Entertainment Group, or AEG, Dainty Group, Another Planet Entertainment, Jam Productions, Ltd., I.M.P and LiveStyle, Inc. in addition to numerous smaller regional companies and various casinos and venues in North America, Europe, Asia, and Australia. AEG operates under a number of different names including AEG Live, Concerts West, Goldenvoice and The Messina Group. Some of our competitors in the live music industry have a stronger presence in certain markets, have access to other sports and entertainment venues and may have greater financial resources in those markets, which may enable them to gain a greater competitive advantage in relation to us.
In markets where we own or operate a venue, we compete with other venues to serve artists likely to perform in that general region. Consequently, touring artists have various alternatives to our venues when scheduling tours. Our main competitors in venue management include SMG, AEG, The Madison Square Garden Company and The Nederlander Organization, in addition to numerous smaller regional companies in North America, Europe and Australia/New Zealand. Some of our competitors in venue management have a greater number of venues in certain markets and may have greater financial resources in those markets.
Our main competitors at the local market level for sponsorships and advertising dollars include local sports teams, which often offer state-of-the-art venues, strong brand association and attractive local media packages, as well as festivals, theme parks and other local events. On the national level, our competitors include the major sports leagues that sell sponsorships combined with significant national media packages.
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
We experience competition from other national, regional and local primary ticketing service providers to secure new venues and to reach fans for events. Resale, or secondary, ticketing services have created more aggressive buying of primary tickets whereby certain brokers are using automated internet “bot” technology to attempt to buy the best tickets when they go on sale, notwithstanding federal and state prohibitions. The internet allows fans and other ticket resellers to reach a vastly larger audience through the aggregation of inventory on online resale websites and marketplaces, and provides consumers with more convenient access to tickets for a larger number and greater variety of events.
We also face significant and increasing competition from companies that sell self-ticketing systems, as well as from venues that choose to integrate self-ticketing systems into their existing operations or acquire primary ticketing service providers. Our competitors include primary ticketing companies such as Tickets.com, AXS, Paciolan, Inc., CTS Eventim AG, Eventbrite, eTix, Ticketfly and SeatGeek; secondary ticketing companies such as StubHub, Vivid Seats, TicketNetwork and SeatGeek; and many others, including large technology companies that we understand have recently entered or are likely to enter these markets.
Government Regulations
We are subject to federal, state and local laws, both domestically and internationally, governing matters such as:

•	privacy laws and protection of personal or sensitive information;

•	compliance with United States Foreign Corrupt Practices Act, the United Kingdom Bribery Act 2010 and similar regulations in other countries;

•	primary ticketing and ticket resale services;

•	construction, renovation and operation of our venues;

•	licensing, permitting and zoning, including noise ordinances;

•	human health, safety and sanitation requirements;

•	the service of food and alcoholic beverages;

•	working conditions, labor, minimum wage and hour, citizenship and employment laws;

•	compliance with the Americans with Disabilities Act of 1990 (“ADA”), the United Kingdom’s Disability Discrimination Act of 1995 (“DDA”) and similar regulations in other countries;

•	hazardous and non-hazardous waste and other environmental protection laws;

•	sales and other taxes and withholding of taxes;

•	marketing activities via the telephone and online; and

•	historic landmark rules.

We believe that we are materially in compliance with these laws. We are required to comply with federal, state and international laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and user data, an area that is increasingly subject to legislation and regulations in numerous jurisdictions around the world, including the European Union’s GDPR (as defined and discussed below in Item 1A.—Risk Factors).
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
From time to time, federal, state, local and international authorities and/or consumers commence investigations, inquiries or litigation with respect to our compliance with applicable consumer protection, advertising, unfair business practice, antitrust (and similar or related laws) and other laws, particularly as related to primary ticketing and ticket resale services.
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
Employees
As of December 31, 2017, we had approximately 8,800 full-time employees, including 5,700 in North America and 3,100 international employees, of which approximately 8,600 were employed in our operations departments and approximately 200 were employed in our corporate group.
Our staffing needs vary significantly throughout the year. Therefore, we also employ seasonal and part-time employees, primarily for our live music venues and festivals. As of December 31, 2017, we employed approximately 12,500 seasonal and part-time employees and during peak seasonal periods, particularly in the summer months, we employed as many as 28,000 seasonal and part-time employees in 2017.
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
Executive Officers
Set forth below are the names, ages and current positions of our executive officers and other significant employees as of February 20, 2018.

Name	Age	Position

Michael Rapino	52	President, Chief Executive Officer and Director
Ron Bension	63	President–HOB Entertainment
Joe Berchtold	53	President
Brian Capo	51	Chief Accounting Officer
Arthur Fogel	64	Chairman–Global Music and President–Global Touring
John Hopmans	59	Executive Vice President–Mergers and Acquisitions and Strategic Finance
John Reid	56	President–Live Nation Europe Concerts
Alan Ridgeway	51	President–International and Emerging Markets
Bob Roux	60	President–US Concerts
Michael Rowles	52	General Counsel and Secretary
Jared Smith	40	President–Ticketmaster
Russell Wallach	52	President–Media and Sponsorships
Kathy Willard	51	Chief Financial Officer
Mark Yovich	43	President–Ticketmaster International
Jordan Zachary	35	Chief Strategy Officer
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
Joe Berchtold is our President and has served in this capacity since December 2017. Prior to that, Mr. Berchtold served as our Chief Operating Officer since joining us in April 2011. Previously, Mr. Berchtold was at Technicolor, where he was most recently President of Technicolor Creative Services, after joining them in 2003.
Brian Capo is our Chief Accounting Officer and has served in this capacity since joining us in December 2007.
Arthur Fogel is the Chairman of our Global Music group and President of our Global Touring division and has served in these capacities since 2005. Mr. Fogel has worked for us or our predecessors since 1999.
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

Bob Roux is President of our US Concerts division and has served in this capacity since October 2010. Mr. Roux has worked for us or our predecessors since 1990.
Michael Rowles is our General Counsel and has served in this capacity since joining us in March 2006 and as our Secretary since May 2007.
Jared Smith is President of Ticketmaster and has served in this capacity since May 2013. Prior to that, Mr. Smith served as Ticketmaster’s Chief Operating Officer from May 2010 to April 2013 and has worked for us or our predecessors since 2003.
Russell Wallach is President of our Media and Sponsorships division and has served in this capacity since July 2006. Mr. Wallach has worked for us or our predecessors since 1996.
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
Our business is highly sensitive to rapidly changing public tastes and is dependent on the availability of popular artists and events. Our live entertainment business depends in part on our ability to anticipate the tastes of consumers and to offer events that appeal to them. Since we rely on unrelated parties to create and perform at live music events, any unwillingness to tour or lack of availability of popular artists could limit our ability to generate revenue. In particular, there are a limited number of artists that can headline a major North American or global tour or who can sell out larger venues, including many of our amphitheaters. If those artists do not choose to tour, or if we are unable to secure the rights to their future tours, then our concerts business would be adversely affected. Our artist management business could be adversely affected if the artists it represents do not tour or perform as frequently as anticipated, or if such tours or performances are not as widely attended by fans as anticipated due to changing tastes, general economic conditions or otherwise. Our ticketing business relies on third parties to create and perform live entertainment, sporting and leisure events and to price tickets to such events. Accordingly, our ticketing business’ success depends, in part, upon the ability of these third parties to correctly anticipate public demand for particular events, as well as the availability of popular artists, entertainers and teams.
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
We face intense competition in the live music and ticketing industries, and we may not be able to maintain or increase our current revenue, which could adversely affect our business, financial condition and results of operations.
Our businesses are in highly competitive industries, and we may not be able to maintain or increase our current revenue due to such competition. The live music industry competes with other forms of entertainment for consumers’ discretionary spending and within this industry we compete with other venues to book artists, and, in the markets in which we promote music concerts, we face competition from other promoters and venue operators. Our competitors compete with us for key employees who have relationships with popular music artists and who have a history of being able to book such artists for concerts and tours. These competitors may engage in more extensive development efforts, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential artists. Due to increasing artist influence and competition to attract and maintain artist clients, we may enter into agreements on terms that are less favorable to us, which could negatively impact our financial results. Our competitors may develop services, advertising options or music venues that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. Within the live music industry, our artist management business also competes with numerous other artist management companies and individual managers in the United States alone, both to discover new and emerging artists and to represent established artists. Across the live music industry, it is possible that new competitors may emerge and rapidly acquire significant market share.
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

In the secondary ticket sales market, we have restrictions on our business that are not faced by our competitors, which restrictions include those that are self-imposed, imposed as a result of agreements entered into with the Federal Trade Commission (“FTC”) and the Attorneys General of several individual states, various international governing bodies, and statutory. These restrictions include: restrictions on linking from our page on the www.ticketmaster.com website that informs consumers that no tickets were found in response to their ticket request to our resale ticketing options without first obtaining approval from the State of New Jersey as to any material changes to our current linking practices; a requirement to clearly and conspicuously disclose on any primary ticketing website where a link or redirect to a resale website owned or controlled by us is posted, that the link is directing the user to a resale website and that ticket prices often exceed the ticket’s original price; and a requirement to make certain clear and conspicuous disclosures and in certain instances to create separate listings when a ticket being offered for resale is not “in-hand” as well as a requirement to monitor and enforce the compliance of third parties offering tickets on our websites with such disclosure requirements. Our competitors in the secondary ticket sales market are not, to our knowledge, bound by similar restrictions. As a result, our ability to effectively compete in the secondary ticket sales market may be adversely affected, which could in turn adversely affect our business, financial condition and results of operations.
In connection with our merger with Ticketmaster Entertainment, Inc., we became subject to both a court-imposed final judgment in the United States and a consent agreement with Canadian authorities, pursuant to which we have agreed to abide by certain behavioral remedies that prevent us from engaging in retaliatory business tactics or improper tying arrangements. In addition, we are restricted from engaging in certain business activities that would be lawful for us to undertake absent the final judgment and the consent agreement. Our inability to undertake these business strategies could disadvantage us when we compete against firms that are not restricted by any such order, and we therefore face certain unquantifiable business risks as a result of compliance.
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

•	unfavorable fluctuations in operating costs, including increased guarantees to artists, which we may be unwilling or unable to pass through to our customers via higher ticket prices;

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
The success of our ticketing business and other operations depends, in part, on the integrity of our systems and infrastructure, as well as affiliate and third-party computer systems, wifi and other communication systems. System interruption and the lack of integration and redundancy in these systems and infrastructure may have an adverse impact on our business, financial condition and results of operations.
System interruption and the lack of integration and redundancy in the information systems and infrastructure, both of our own ticketing systems and other computer systems and of affiliate and third-party software, wifi and other communications systems service providers on which we rely, may adversely affect our ability to operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. Such interruptions could occur by virtue of natural disaster, malicious actions such as hacking or acts of terrorism or war, or human error. In addition, the loss of some or all of certain key personnel could require us to expend additional resources to continue to maintain our software and systems and could subject us to systems interruptions. The large infrastructure plant that is required to operate our systems requires an ongoing investment of time, money and effort to maintain or refresh hardware and software and to ensure it remains at a level capable of servicing the demand and volume of business that Ticketmaster receives. Failure to do so may result in system instability, degradation in performance, or unfixable security vulnerabilities that could adversely impact both the business and the consumer utilizing our services.

While we have backup systems for certain aspects of our operations, disaster recovery planning by its nature cannot be sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. If any of these adverse events were to occur, it could adversely affect our business, financial condition and results of operations.
Data loss or other breaches of our network security could materially harm our business and results of operations, and the processing, storage, use and disclosure of personal or sensitive information could give rise to liabilities and additional costs as a result of governmental regulation, litigation and conflicting legal requirements relating to personal privacy rights.
We process, store, use and disclose certain personal or sensitive information about our customers and employees. Penetration of our network or other misappropriation or misuse of personal or sensitive information and data, including credit card information, could cause interruptions in our operations and subject us to increased costs, litigation, inquiries and actions from governmental authorities, and financial and other liabilities. In addition, security breaches or the inability to protect our information could lead to increased incidents of ticketing fraud and counterfeit tickets. Security breaches could also significantly damage our reputation with consumers, ticketing clients and other third parties, and impose significant costs related to remediation efforts, such as credit or identity theft monitoring. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, such measures cannot provide absolute security or certainty. It is possible that advances in computer and hacker capabilities, new variants of malware, the development of new penetration methods and tools, inadvertent violations of company policies or procedures or other developments could result in a compromise of information or a breach of the technology and security processes that are used to protect customer information. We have expended significant capital and other resources to protect against and remedy such potential security breaches and their consequences, including the establishment of a dedicated cybersecurity organization within our larger technology environment, and will continue to do so in the future. We also face risks associated with security breaches affecting third parties with which we are affiliated or with which we otherwise conduct business. Consumers are generally concerned with security and privacy of the internet, and any publicized security problems affecting our businesses and/or those of third parties may discourage consumers from doing business with us, which could have an adverse effect on our business, financial condition and results of operations.
In addition to the above concerns related to network and data security, the sharing, use, disclosure and protection of personal or sensitive information and other user data are governed by existing and evolving federal, state and international laws. We have expended significant capital and other resources to keep abreast of the evolving privacy landscape, including the establishment of a dedicated global privacy organization within our legal team. However, we could be adversely affected if legislation or regulations are expanded to require changes in business practices or privacy policies, including practices or policies regarding the collection, transfer, use, disclosure, security, and disposal of personal or sensitive information, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations. Due to the changes in the data privacy regulatory environment, we may incur additional costs and challenges to our business that restrict or limit our ability to collect, transfer, use, disclose, secure, or dispose of personal or sensitive information. These changes in data privacy laws may require us to modify our current or future products, services, or programs, which may impact the products and services available to our customers.
Regulators are imposing significant fines for data privacy violations. Our business operations, including our ticketing business, involve the collection, transfer, use, disclosure, security, and disposal of personal or sensitive information in various locations around the world, including the European Union (“E.U.”). The E.U. adopted a new law governing data privacy called the General Data Protection Regulation (“GDPR”) that will become effective in May 2018. The GDPR creates new requirements regarding personal information. Non-compliance with the GDPR carries significant monetary penalties of up to the higher of 4% of a company’s worldwide total revenue or €20 million. We have committed significant capital and personnel resources to ensure that we are in compliance with the GDPR by its effective date; however, there can be no assurances that we will be successful in these efforts, or that violations will not occur, particularly given the complexity of both the GDPR and our business, as well as the uncertainties that accompany new, comprehensive legislation.
As we expand our operations into new jurisdictions worldwide that have data privacy laws, the costs associated with compliance with these regulations increases. It is possible that government or industry regulation in these markets will require us to deviate from our standard processes and/or make changes to our products, services and operations, which will increase operational cost and risk.
Our failure or the failure of the various third-party vendors and service providers with which we do business to comply with applicable privacy policies or federal, state or international laws and regulations or any compromise of security that results in the unauthorized release of personal or sensitive information or other user data could damage our reputation, discourage potential users from purchasing tickets, trying our products and services, and result in proceedings/fines by governmental agencies and private actions brought by consumers, one or all of which could adversely affect our business, financial condition and results of operations.

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
In the event of actual or threatened terrorism events, some artists may refuse to travel or book tours, which could adversely affect our business. Attendance at events may decline due to fears over terrorism and contagious disease outbreaks, which could adversely impact our operating results. There have recently been terrorist attacks at events that we have promoted or with which we have otherwise been involved, which have resulted in lawsuits questioning, among other things, the adequacy of the security precautions at these events. While we are constantly evaluating the security precautions for our events in an effort to ensure the safety of the public, no security measures can guarantee safety and there can be no assurances that we won’t face liabilities, which could be substantial and materially impact our operating results, in connection with such terrorist attacks at our events. In addition, we hold a large number of events at third-party venues that we do not own or operate. While we do not have direct control over the security at such venues, there can be no guarantees that victims of a terrorism or casualty event at such venues will not seek to impose, or ultimately be successful in imposing, liability on us. The occurrence or threat of future terrorist attacks, military actions by the United States or others, contagious disease outbreaks, natural disasters such as earthquakes and severe floods or similar events cannot be predicted, and their occurrence can be expected to negatively affect the economies of the United States and other foreign countries where we do business, as well as our operating results.
While we have health and safety programs designed to mitigate the risks that are inherent in the staging of concerts and other events, as well as those associated with extraordinary occurrences or actions that may take place at our events, there can be no assurances that these programs will be sufficient to fully cover every possibility. Despite our best efforts, some occurrences or actions are difficult to foresee and adequately plan for, which could lead to fan, vendor and/or employee harm resulting in fines, penalties, legal costs and reputational risk that could materially and adversely impact our business and results of operations.
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

As we expand into new markets these risks will be intensified and will have the potential to impact a greater percentage of our business and operating results. Our ability to expand our international operations into new jurisdictions, or further into existing jurisdictions will depend, in significant part, on our ability to identify potential acquisition candidates, joint venture or other partners, and enter into arrangements with these parties on favorable terms, as well as our ability to make continued investments to maintain and grow existing international operations. If the revenue generated by international operations is insufficient to offset expenses incurred in connection with the maintenance and growth of these operations, our business, financial condition and results of operations could be materially and adversely affected. In addition, in an effort to make international operations in one or more given jurisdictions profitable over the long term, significant additional investments that are not profitable over the short term could be required over a prolonged period.
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
Our operations are subject to federal, state and local statutes, rules, regulations, policies and procedures, both domestically and internationally, which are subject to change at any time, governing matters such as:

•
privacy laws and protection of personal or sensitive information, as more particularly described above under the risk factor related to our processing, storage, use and disclosure of personal or sensitive information;

•
compliance with the United States Foreign Corrupt Practices Act, the United Kingdom Bribery Act 2010 and similar regulations in other countries, as more particularly described above under the risk factor related to our international operations;

•	primary ticketing and ticket resale services;

•	construction, renovation and operation of our venues;

•	licensing, permitting and zoning, including noise ordinances;

•	human health, safety and sanitation requirements;

•	the service of food and alcoholic beverages;

•	working conditions, labor, minimum wage and hour, citizenship and employment laws;

•	compliance with the ADA and the DDA;

•	hazardous and non-hazardous waste and other environmental protection laws;

•	sales and other taxes and withholding of taxes;

•	marketing activities via the telephone and online; and

•	historic landmark rules.
Our failure to comply with these laws and regulations could result in proceedings/fines against us by governmental agencies and private actions brought by consumers, which if material, could adversely affect our business, financial condition and results of operations. While we attempt to conduct our business and operations in a manner that we believe to be in compliance with such laws and regulations, there can be no assurance that a law or regulation will not be interpreted or enforced in a manner contrary to our current understanding of the law or regulation. In addition, the promulgation of new laws, rules and regulations could restrict or unfavorably impact our business, which could decrease demand for services, reduce revenue, increase costs and/or subject us to additional liabilities. For example, some legislatures have proposed laws in the past that would impose potential liability on us and other promoters and producers of live music events for entertainment taxes and for incidents that occur at our events, particularly relating to drugs and alcohol. New legislation could be passed that may negatively impact our business, such as provisions that have recently been proposed in various jurisdictions that would restrict ticketing methods, mandate ticket inventory disclosure and attack current policies governing season tickets for sports teams. Additionally, governmental actions such as the current sanctions by the U.S. Department of the Treasury’s Office of Foreign Assets Control and European regulators on certain Russian individuals and entities, as well as other sanctions elsewhere in the world, could restrict or limit our business activities in certain areas or subject us to sanction for noncompliance, even if inadvertent.
From time to time, federal, state and local authorities and/or consumers commence investigations, inquiries or litigation with respect to our compliance with applicable consumer protection, advertising, unfair business practice, antitrust (and similar or related laws) and other laws. Our businesses have historically cooperated with authorities in connection with these investigations and have satisfactorily resolved each such material investigation, inquiry or litigation. We are currently subject to agreements with the States of New Jersey, Maryland and Illinois and the FTC which govern, and in certain cases place limitations on, our ticketing resale practices. Our competitors in the secondary ticket sales market are not, to our knowledge, bound by such limitations and as a result, we may be at a competitive disadvantage. Other states and Canadian provinces have commenced investigations or inquiries regarding the relationship between us and certain of our subsidiaries and other aspects of our ticketing business, including a recent suit brought by the Canadian Competition Bureau relating to alleged deceptive marketing practices. We have incurred significant legal expenses in connection with the defense of governmental investigations and litigation in the past and may be required to incur additional expenses in the future regarding such investigations and litigation. In the case of antitrust (and similar or related) matters, any adverse outcome could limit or prevent us from engaging in the ticketing business generally (or in a particular segment thereof) or subject us to potential damage assessments, all of which could have a material adverse effect on our business, financial condition and results of operations.
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
Our business depends on discretionary consumer and corporate spending. Many factors related to corporate spending and discretionary consumer spending, including economic conditions affecting disposable consumer income such as unemployment levels, fuel prices, interest rates, changes in tax rates and tax laws that impact companies or individuals, and inflation can significantly impact our operating results. Business conditions, as well as various industry conditions, including corporate marketing and promotional spending and interest levels, can also significantly impact our operating results. These factors can affect attendance at our events, premium seat sales, sponsorship, advertising and hospitality spending, concession and merchandise sales, as well as the financial results of sponsors of our venues, events and the industry. Negative factors such as challenging economic conditions and public concerns over terrorism and security incidents, particularly when combined, can impact corporate and consumer spending, and one negative factor can impact our results more than another. There can be no assurance that consumer and corporate spending will not be adversely impacted by current economic conditions, or by any future deterioration in economic conditions, thereby possibly impacting our operating results and growth.
Exchange rates may cause fluctuations in our results of operations that are not related to our operations.
Because we own assets overseas and derive revenue from our international operations, we may incur currency translation losses or gains due to changes in the values of foreign currencies relative to the United States Dollar. We cannot predict the effect of exchange rate fluctuations upon future operating results. For the year ended December 31, 2017, our international operations accounted for approximately 34% of our revenue. We cannot predict the future relationship between the United States Dollar and the currencies used by our international businesses, principally the British Pound, Euro, Australian Dollar and Canadian Dollar. We experienced foreign exchange rate operating income of $7.2 million and $2.1 million for the years ended December 31, 2017 and 2016, and foreign exchange rate operating losses of $24.5 million for the year ended December 31, 2015, which impacted our operating income. See Item 7A.—Quantitative and Qualitative Disclosures about Market Risk.
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
The following table sets forth our operating income (loss) for the last eight fiscal quarters:

Fiscal Quarter Ended	Operating income (loss)
(in thousands)

March 31, 2016	$(33,290)
June 30, 2016	$74,159
September 30, 2016	$191,286
December 31, 2016	$(37,215)
March 31, 2017	$(21,366)
June 30, 2017	$113,433
September 30, 2017	$201,347
December 31, 2017	$(202,017)
There is the risk of personal injuries and accidents in connection with our live music events, which could subject us to personal injury or other claims and increase our expenses, as well as reduce attendance at our live music events, causing a decrease in our revenue.
There are inherent risks involved with producing live music events. As a result, personal injuries and accidents have occurred, and may in the future occur, from time to time, which could subject us to claims and liabilities for personal injuries. Incidents in connection with our live music events at any of our venues or festival sites that we own or rent could also result in claims, reducing operating income or reducing attendance at our events, which could cause a decrease in our revenue. We have been subject to wrongful death claims and are currently subject to other litigation. In addition, while we have security protocols in place at our events, illegal drug use or alcohol consumption at our events could result in negative publicity, adverse consequences (including illness, injury or death) to the persons engaged in such activities or others, and litigation against us. While we maintain insurance policies that provide coverage within limits that are sufficient, in management’s judgment, to protect us from material financial loss for personal injuries sustained by persons at our venues or events or accidents in the ordinary course of business, there can be no assurance that such insurance will be adequate at all times and in all circumstances.
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
We also have been granted patents and/or have patent applications pending with the United States Patent and Trademark Office and/or various foreign patent authorities for various proprietary technologies and other inventions.  Any patent application filed may not result in a patent being issued, or existing or future patents may not be adjudicated valid by a court or be afforded adequate protection against competitors with similar technology. Likewise, the issuance of a patent to us does not mean that its processes or inventions will not be found to infringe upon patents or other rights previously issued to third parties. We rely on a combination of laws and contractual restrictions with employees, customers, suppliers, affiliates and others to establish and protect these proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without authorization which, if discovered, might require legal action to correct. In addition, third parties may independently and lawfully develop substantially similar intellectual properties.
From time to time, we are subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of the intellectual property rights of third parties. Our failure to protect our intellectual property rights in a meaningful manner or challenges to related contractual rights could result in erosion of brand names or other intellectual property and could adversely affect our business, financial condition and results of operations. Therefore, litigation may be necessary in the future to enforce our intellectual property rights, protect trade secrets or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition and results of operations.

Costs associated with, and our ability to obtain, adequate insurance could adversely affect our profitability and financial condition.
We currently secure insurance programs to address our various risks with terms, conditions and costs that are appropriate for our business. However, heightened concerns and challenges regarding property, casualty, liability, business interruption and other insurance coverage have resulted from terrorist and related security incidents along with varying weather-related conditions and incidents. As a result, we may experience increased difficulty obtaining high policy limits of coverage at a reasonable cost, including coverage for acts of terrorism, cyber attacks, weather-related damage and other perils associated with our operations. We have a material investment in property and equipment at each of our venues, which are generally located near major cities and which hold events typically attended by a large number of fans. We also have a significant investment in technology including our ticketing systems. At December 31, 2017, we had property and equipment with a net book value of $885.9 million.
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
We participate in, and make recurrent contributions to, various multiemployer pension plans that cover many of our current and former union employees. Our required recurrent contributions to these plans could unexpectedly increase during the term of a collective bargaining agreement due to ERISA laws that require additional contributions to be made when a pension fund enters into critical status, which may occur for reasons that are beyond our control. In addition, we may be required by law to fulfill our pension withdrawal liability with respect to any multiemployer pension plans from which we may withdraw or partially withdraw. Our potential withdrawal liability will increase if a multiemployer pension plan in which we participate has significant underfunded liabilities. Any unplanned or greater than expected multiemployer pension liabilities could have a material adverse effect on our business, financial condition and results of operations.
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
As of December 31, 2017, our total indebtedness, excluding unamortized debt discounts and debt issuance costs of $38.0 million was $2.3 billion. Our available borrowing capacity under the revolving portion of our senior secured credit facility at that date was $281.2 million, with outstanding letters of credit of $83.8 million. We may also incur significant additional indebtedness in the future.
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
As of December 31, 2017, $353.7 million of our total indebtedness (excluding interest and unamortized debt discount and debt issuance costs) is due in 2018, $113.9 million is due in the aggregate in 2019 and 2020, $374.6 million is due in the aggregate in 2021 and 2022 and $1.5 billion is due thereafter. In addition, as of December 31, 2017, we had $2.2 billion in operating lease commitments, of which $175.9 million is due in 2018 and $170.8 million is due in 2019. All long-term debt without a stated maturity date is considered current and is reflected here as due in 2018. See the table in Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments—Firm Commitments.

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
We rely on distributions and loans from our subsidiaries to meet our payment requirements under our obligations. If our subsidiaries are unable to pay dividends or otherwise make payments to us, we may not be able to make debt service payments on our obligations. We conduct substantially all of our operations through our subsidiaries. Our operating cash flows and consequently our ability to service our debt is therefore principally dependent upon our subsidiaries’ earnings and their distributions of those earnings to us and may also be dependent upon loans or other payments of funds to us by those subsidiaries. Our subsidiaries are separate legal entities and may have no obligation, contingent or otherwise, to pay any amount due pursuant to our obligations or to make any funds available for that purpose. Our foreign subsidiaries generate a portion of our operating cash flows. Although we do not intend to repatriate these funds from our foreign subsidiaries in order to satisfy payment requirements in the United States, we would be required to accrue and pay United States state income taxes as well as any applicable foreign withholding or transaction taxes on future repatriations. These taxes could be substantial and could have a material adverse effect on our financial condition and results of operations. In addition, the ability of our subsidiaries to provide funds to us may be subject to restrictions under our senior secured credit facility and may be subject to the terms of such subsidiaries’ future indebtedness, as well as the availability of sufficient surplus funds under applicable law.
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
None.
ITEM 2.    PROPERTIES
As of December 31, 2017, we own, operate or lease 115 entertainment venues and 140 other facilities, including office leases, throughout North America and 35 entertainment venues and 118 other facilities internationally. We believe our venues and facilities are generally well-maintained and in good operating condition and have adequate capacity to meet our current business needs. We have a lease ending June 30, 2020 for our corporate headquarters in Beverly Hills, California, used primarily by our executive group and certain of our domestic operations management staff.
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

PART II—FINANCIAL INFORMATION
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock was listed on the New York Stock Exchange under the symbol “LYV” beginning on December 21, 2005. There were 3,608 stockholders of record as of February 20, 2018. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table presents the high and low sales prices of our common stock on the New York Stock Exchange during the calendar quarter indicated.

	Common Stock Market Price
	High	Low
2016
First Quarter	$24.27	$18.77
Second Quarter	$24.84	$21.00
Third Quarter	$28.10	$23.01
Fourth Quarter	$29.04	$26.41
2017
First Quarter	$30.79	$26.86
Second Quarter	$36.44	$30.48
Third Quarter	$43.86	$33.84
Fourth Quarter	$46.99	$40.77
Dividend Policy
From inception and through December 31, 2017, we have not declared or paid any dividends. We presently intend to retain any future earnings to finance the expansion of our business and to make debt repayments as they become due. Therefore, we do not expect to pay any cash dividends in the foreseeable future. Moreover, the terms of our senior secured credit facility limit the amount of funds that we will have available to declare and distribute as dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of our board of directors in accordance with applicable laws after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, plans for expansion and contractual restrictions with respect to the payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA
The Selected Financial Data should be read in conjunction with Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands except per share data)
Results of Operations Data (1):
Revenue	$10,337,448	$8,354,934	$7,245,731	$6,866,964	$6,478,547
Operating income (2)	$91,397	$194,940	$131,372	$7,164	$139,660
Income (loss) before income taxes (2)	$(9,380)	$48,326	$6,353	$(99,820)	$(5,137)
Net income (loss) attributable to common stockholders of Live Nation (3)	$(6,015)	$2,942	$(32,508)	$(90,807)	$(43,378)
Basic and diluted net loss per common share available to common stockholders of Live Nation (4)	$(0.48)	$(0.23)	$(0.33)	$(0.49)	$(0.23)
Cash dividends per share	$—	$—	$—	$—	$—

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Balance Sheet Data (1):
Total assets	$7,504,263	$6,764,266	$6,156,241	$5,968,361	$5,668,360
Long-term debt, net (including current maturities)	$2,299,959	$2,313,053	$2,045,014	$2,043,400	$1,793,726
_________

(1)
Acquisitions and dispositions along with changes in foreign exchange rates can significantly impact the comparability of the historical consolidated financial data reflected in this schedule of Selected Financial Data.

(2)
The year ended December 31, 2017 includes the accrual of a $110.0 million legal settlement entered into in January 2018. See Item 8. Financial Statements and Supplementary Data—Note 6—Commitments and Contingent Liabilities for further discussion. In addition, the years ended December 31, 2017 and 2014, include $20.0 million and $135.0 million, respectively, of goodwill impairments recorded in conjunction with our annual impairment tests.

(3)
The year ended December 31, 2017 includes the accrual of a $110.0 million legal settlement entered into in January 2018, and a $55.7 million income tax benefit from the 2017 tax reform. See Item 8. Financial Statements and Supplementary Data—Note 8—Income Taxes for further discussion of the 2017 tax reform change. In addition, the years ended December 31, 2017 and 2014, include $20.0 million and $97.4 million, respectively, of goodwill impairments, net of the noncontrolling interests share of the 2014 impairments, recorded in conjunction with our annual impairment tests.

(4)
The year ended December 31, 2017 includes a loss of $0.36 per common share from the impact of the legal settlement and goodwill impairment offset by the tax benefit from the 2017 tax reform. The year ended December 31, 2014 includes a loss of $0.48 per common share from the impact of the goodwill impairments.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations together with the audited consolidated financial statements and notes to the financial statements included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed under Item 1A.—Risk Factors and other sections in this Annual Report.
Executive Overview
Live Nation had a very strong year in 2017, marked by growing global fan demand for live experiences. We continued to focus on elevating those experiences through our Concerts, Sponsorship & Advertising and Ticketing businesses to maximize benefits to the fans, to the many artists and teams with whom we work, and to our stockholders. We entered new markets during the year and introduced new ticketing products that we believe will reap rewards for years to come. Despite a competitive technological landscape that evolved more rapidly than ever, we achieved record levels in our key financial and operational metrics. Our total revenue for the year was $10.3 billion, making this our twelfth consecutive year of revenue growth and giving us, once again, our highest revenue year ever. Our Concerts, Sponsorship & Advertising and Ticketing segments all reported double-digit revenue growth as a result of both record attendance at our concerts and record ticket sales in our ticketing business. Our focus on amplifying and growing our concert flywheel continues to deliver benefits; the unique power of the live concert experience enables fans around the world to connect with artists and each other and provides us the platform to do the same. Our overall revenue in 2017 increased by $2.0 billion on a reported and constant currency basis as compared to last year, a 23% increase without the impact of changes in foreign exchange rates. The increase was largely driven by growth in our Concerts segment with an increase in the number of events, fans, and the revenue we are generating onsite at the events. Ticketing increased as well, with strong growth in concert event sales both in North America and our international markets as well as the continued expansion of our resale business. Sponsorship & Advertising again delivered strong growth over 2016 due to a number of new strategic multi-year deals and market expansion in Europe. Our operating results declined this year, due to a $110.0 million legal accrual to resolve a dispute that had been ongoing for two years and we are pleased to have the matter resolved. As the leading global live event and ticketing company, we believe that we are well-positioned to provide the best service to artists, teams, fans and venues and therefore drive growth across all our businesses. We believe that by leveraging our leadership position in the entertainment industry to reach fans through the live concert experience, we will sell more tickets and uniquely engage more advertising partners. By advancing innovation in ticketing technology, we will continue to improve the fan experience by offering increased and more diversified secure choices in an expanded ticketing marketplace. This gives us a compelling opportunity to grow our fan base and our results.
Our Concerts segment was the largest contributor to our overall revenue growth, with an increase of $1.6 billion on a reported and constant currency basis as compared to last year, a 25% increase without the impact of changes in foreign exchange rates. This higher revenue was partially due to additional arena shows in the United States, stadium events internationally, and growth in our theater and club business worldwide. Some of the biggest tours in 2017 featured U2, Coldplay, Guns N’ Roses, Depeche Mode and Bruno Mars. Overall, Concert attendance grew by nearly 15 million to nearly 86 million fans, a record for the company, and an increase of 21% over 2016. We continued to expand our global festival portfolio in 2017, adding brands like BottleRock to our leading roster and growing total festival attendance by 14%. Nearly 16 million fans attended our amphitheater shows throughout the year, with Florida Georgia Line, Future, Luke Bryan, and Zac Brown all playing to sold out audiences over the summer. The growth of our amphitheater onsite business continued in 2017, particularly with our enhanced beer and wine programs, expansion of our specialty spirits points of sale, and introduction of unique branded food concepts. These programs helped grow our ancillary revenue per fan by 9% in 2017. As pointed out in the third quarter of 2017, another one of our ongoing priorities is to grow our ticket revenue by optimizing ticket pricing. We saw success in this area in the United States, improving the price on our best available seats in the amphitheaters and expanding our premium ticket offerings. In our international business, our promotions business in Germany continued its strong growth, doubling its number of fans to over 1.6 million. Our concert teams abroad also made progress on our ticket pricing initiative, broadening our platinum and VIP pricing programs in both the United Kingdom and mainland Europe. Our Concerts operating results for the year improved over 2016 largely due to the impact of these business improvements and strategic initiatives mentioned above. We will continue to look for expansion opportunities, both domestically and internationally, as well as ways to market our events more effectively, in order to continue to expand our fan base and geographic reach and to sell more tickets and onsite products.
Our Sponsorship & Advertising segment revenue for the year was up $67.5 million on a reported basis as compared to last year, or $66.4 million, an 18% increase, without the impact of changes in foreign exchange rates. Higher revenue resulted from new clients and increased international sponsorship resulting from the opening of the Royal Arena in Copenhagen, the expansion of our Germany business, and the acquisition of prominent festivals in Sweden and Australia. In 2017, we continued to build new venue products across our portfolio in the United States, as well as new festival products. We also saw growth through category expansion. These efforts resulted in growth in the number of strategic brand relationships and our revenue from those clients, both of which increased by double-digits over 2016. We continue to make progress on festival apps, expanding ad units, and geo-fencing products to drive our online business. Sponsorship & Advertising operating income for the year improved by 10% on a reported basis, which was driven by higher revenue, partially offset by continued investment in our sales team’s personnel and expertise. We believe that our extensive onsite and online reach, global venue distribution network, artist relationships, ticketing operations and live entertainment content are the keys to securing long-term sponsorship agreements with major brands, and we plan to expand these assets while extending further into new markets internationally.
Our Ticketing segment revenue for the year increased by $315.9 million on a reported basis as compared to last year, or $311.9 million, a 17% increase, without the impact of changes in foreign exchange rates. This increase was largely due to a 10% growth in fee-bearing ticket sales globally to over 205 million tickets in 2017, largely driven by increased sales for concert events. The rollout of our integrated ticketing platform continues to be a success story and that, along with improvements to both our fan-focused website and our mobile sales platform, drove conversion increases each quarter in 2017 as compared to the prior year. We also notably launched our Verified Fan product in 2017, which ensures that more tickets get into the hands of bona fide fans, and we are very encouraged by the progress so far, selling nearly 3 million tickets during the year. On the mobile front, 33% of our total tickets were sold via mobile and tablet devices compared to 27% in 2016. Our total mobile ticket sales increased by 35% year-over-year. As mentioned previously, operating results for Ticketing were down this year due to a $110.0 million accrual to settle a legal dispute, although operationally, they delivered strong growth. We will continue to implement new features to drive further expansion of mobile ticket transactions and invest in initiatives aimed at improving the ticket search, purchase and transfer process. As a result, we expect to continue to attract more ticket buyers and enhance the overall fan and venue/artist client experience.
Segment Overview
Our reportable segments are Concerts, Sponsorship & Advertising and Ticketing. Prior to 2017, we reported an Artist Nation segment, which is now included in our Concerts segment. See—Part II—Financial Information—Item 8. Financial Statements and Supplementary Data—Note 12—Segment Data for further discussion of the segment change.
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
To judge the health of our Concerts segment, we primarily monitor the number of confirmed events and fan attendance in our network of owned or operated and third-party venues, talent fees, average paid attendance, market ticket pricing, advance ticket sales and number of major artist clients under management. In addition, at our owned or operated venues and festivals, we monitor ancillary revenue per fan and premium ticket sales. For business that is conducted in foreign markets, we also compare the operating results from our foreign operations to prior periods without the impact of changes in foreign exchange rates.
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
To judge the health of our Sponsorship & Advertising segment, we primarily review the revenue generated through sponsorship arrangements and online advertising revenue, and the percentage of expected revenue under contract. For business that is conducted in foreign markets, we also compare the operating results from our foreign operations to prior periods without the impact of changes in foreign exchange rates.

Ticketing
Our Ticketing segment is primarily an agency business that sells tickets for events on behalf of its clients and retains a portion of the service charges as our fee. Gross transaction value (“GTV”) represents the total amount of the transaction related to a ticket sale and includes the face value of the ticket as well as the service charge. Service charges are generally based on a percentage of the face value or a fixed fee. We sell tickets through websites, mobile apps, ticket outlets and telephone call centers. Our ticketing sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon scheduling by our clients. We also offer ticket resale services, sometimes referred to as secondary ticketing, principally through our integrated inventory platform, league/team platforms and other platforms internationally. Our Ticketing segment manages our online activities including enhancements to our ticketing websites and product offerings. Through our websites, we sell tickets to our own events as well as tickets for our clients and provide event information. Revenue related to ticketing service charges is recognized when the ticket is sold for our outside clients. For our own events, where our concert promoters control ticketing, revenue is deferred and recognized as the event occurs.
To judge the health of our Ticketing segment, we primarily review the GTV and the number of tickets sold through our primary and secondary ticketing operations, the number of clients renewed or added and the average royalty rate paid to clients who use our ticketing services. In addition, we review the number of visits to our websites, the purchase conversion rate, the overall number of customers in our database, the number and percentage of tickets sold via mobile and the number of app installs. For business that is conducted in foreign markets, we also compare the operating results from our foreign operations to prior periods without the impact of changes in foreign exchange rates.
Key Operating Metrics

	Year Ended December 31,
	2017	2016	2015
	(in thousands except estimated events)
Concerts (1)
Estimated events:
North America	19,933	17,554	16,846
International	9,643	8,708	8,665
Total estimated events	29,576	26,262	25,511
Estimated fans:
North America	54,868	48,611	43,622
International	31,038	22,330	19,704
Total estimated fans	85,906	70,941	63,326
Ticketing (2)
Number of fee-bearing tickets sold	205,704	187,094	175,334
Number of non-fee-bearing tickets sold	292,242	297,766	297,087
Total tickets sold	497,946	484,860	472,421
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

(2)
The number of fee-bearing tickets sold includes primary and secondary tickets that are sold using our Ticketmaster systems or that we issue through affiliates. This metric includes primary tickets sold during the year regardless of event timing, except for our own events where our concert promoters control ticketing and which are reported as the events occur. The non-fee-bearing tickets sold reported above includes primary tickets sold using our Ticketmaster systems, through season seat packages and our venue clients’ box offices, along with tickets sold on our ‘do it yourself’ platform.

Non-GAAP Measures
Reconciliation of Adjusted Operating Income (Loss)
AOI is a non-GAAP financial measure that we define as operating income (loss) before acquisition expenses (including transaction costs, changes in the fair value of accrued acquisition-related contingent consideration obligations, and acquisition-related severance and compensation), depreciation and amortization (including goodwill impairment), loss (gain) on disposal of operating assets and certain stock-based compensation expense. We use AOI to evaluate the performance of our operating segments. We believe that information about AOI assists investors by allowing them to evaluate changes in the operating results of our portfolio of businesses separate from non-operational factors that affect net income (loss), thus providing insights into both operations and the other factors that affect reported results. AOI is not calculated or presented in accordance with GAAP. A limitation of the use of AOI as a performance measure is that it does not reflect the periodic costs of certain amortizing assets used in generating revenue in our business. Accordingly, AOI should be considered in addition to, and not as a substitute for, operating income (loss), net income (loss), and other measures of financial performance reported in accordance with GAAP. Furthermore, this measure may vary among other companies; thus, AOI as presented herein may not be comparable to similarly titled measures of other companies.

The following table sets forth the reconciliation of AOI to operating income (loss):

	Operating income (loss)	Stock- based compensation expense	Loss (gain) on disposal of operating assets	Depreciation and amortization	Acquisition expenses	AOI
			(in thousands)
2017
Concerts	$(93,589)	$18,872	$(1,056)	$226,315	$34,461	$185,003
Sponsorship & Advertising	251,486	1,375	—	27,669	—	280,530
Ticketing	90,905	4,117	49	200,777	2,011	297,859
Other and Eliminations	(17,338)	—	—	(4,284)	—	(21,622)
Corporate	(140,067)	18,391	38	5,057	(47)	(116,628)
Total	$91,397	$42,755	$(969)	$455,534	$36,425	$625,142
2016
Concerts	$(63,290)	$10,459	$(61)	$194,715	$7,315	$149,138
Sponsorship & Advertising	228,105	1,295	—	18,206	—	247,606
Ticketing	174,491	3,699	68	185,925	1,095	365,278
Other and Eliminations	(14,675)	234	—	372	207	(13,862)
Corporate	(129,691)	17,036	117	4,433	85	(108,020)
Total	$194,940	$32,723	$124	$403,651	$8,702	$640,140
2015
Concerts	$(133,488)	$11,946	$645	$201,775	$13,867	$94,745
Sponsorship & Advertising	218,353	1,574	—	9,932	—	229,859
Ticketing	158,229	2,860	26	184,129	1,219	346,463
Other and Eliminations	(113)	—	—	(2,085)	—	(2,198)
Corporate	(111,609)	16,981	174	3,490	151	(90,813)
Total	$131,372	$33,361	$845	$397,241	$15,237	$578,056

AOI Margin
AOI margin is a non-GAAP financial measure that we calculate by dividing AOI by revenue. We use AOI margin to evaluate the performance of our operating segments. We believe that information about AOI margin assists investors by allowing them to evaluate changes in the operating results of our portfolio of businesses separate from non-operational factors that affect net income (loss), thus providing insights into both operations and the other factors that affect reported results. AOI margin is not calculated or presented in accordance with GAAP. A limitation of the use of AOI margin as a performance measure is that it does not reflect the periodic costs of certain amortizing assets used in generating revenue in our business. Accordingly, AOI margin should be considered in addition to, and not as a substitute for, operating income (loss) margin, net income (loss) margin, and other measures of financial performance reported in accordance with GAAP. Furthermore, this measure may vary among other companies; thus, AOI margin as presented herein may not be comparable to similarly titled measures of other companies.
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

Segment Operating Results
Concerts
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Year Ended December 31,			% Change 2017 vs 2016	% Change 2016 vs 2015
	2017	2016	2015
	(in thousands)
Revenue	$7,892,076	$6,283,521	$5,382,965	26%	17%
Direct operating expenses	6,641,071	5,202,097	4,450,517	28%	17%
Selling, general and administrative expenses	1,119,335	950,060	863,516	18%	10%
Depreciation and amortization	206,315	194,715	201,775	16%	(3)%
Goodwill impairment	20,000	—	—	*	*
Loss (gain) on disposal of operating assets	(1,056)	(61)	645	*	*
Operating loss	$(93,589)	$(63,290)	$(133,488)	(48)%	53%
Operating margin	(1.2)%	(1.0)%	(2.5)%
AOI **	$185,003	$149,138	$94,745	24%	57%
AOI margin	2.3%	2.4%	1.8%
_______

*	Percentages are not meaningful.
**	AOI is defined and reconciled to operating income (loss) above.
2017 Compared to 2016
Revenue
Concerts revenue increased $1.6 billion during the year ended December 31, 2017 as compared to the prior year. Excluding the increase of $23.0 million related to currency impacts, revenue still increased $1.6 billion, or 25%, primarily due to more shows and higher average attendance in our arenas, stadiums and theaters and clubs globally and increased festival activity in Europe driven by the addition of new festivals. Concerts had incremental revenue of $210.2 million primarily from the acquisitions of concert and festival promotion businesses.
Operating results
The reduced operating results for Concerts for the year ended December 31, 2017 were primarily driven by a $20.0 million goodwill impairment related to our artist services (non-management) business, higher compensation costs associated with salary increases and headcount growth, including recent acquisitions, startup costs for new venues we are now operating and changes in the fair value of contingent consideration. The goodwill impairment was recorded in the fourth quarter of 2017 in connection with our annual impairment test discussed in “—Critical Accounting Policies—Goodwill.” These impacts were partially offset by strong operating results for our events noted above, increased ancillary revenue per fan at our amphitheaters and higher commissions in the management business.
2016 Compared to 2015
Revenue
Concerts revenue increased $900.6 million during the year ended December 31, 2016 as compared to the prior year. Excluding the decrease of $92.7 million related to currency impacts, revenue increased $993.3 million, or 18%, primarily due to more shows and higher average ticket prices in our worldwide stadium, arena and theater and club events and our North America amphitheaters, increased festival activity globally and higher VIP package sales. Additionally, ancillary onsite revenue for our North America amphitheaters increased due to higher attendance and enhanced concession offerings. Concerts had incremental revenue of $219.9 million from the acquisitions of various concert and festival promotion businesses.
Operating results
The improved operating results for Concerts for the year ended December 31, 2016 were primarily driven by strong operating results for our worldwide stadium events and North America amphitheaters and festivals partially offset by higher compensation costs associated with annual salary increases and incentive compensation as a result of the increased operating results, and loss of certain rent credits received in 2015.

Sponsorship & Advertising
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Year Ended December 31,			% Change 2017 vs 2016	% Change 2016 vs 2015
	2017	2016	2015
	(in thousands)
Revenue	$445,148	$377,618	$333,726	18%	13%
Direct operating expenses	78,725	60,218	47,760	31%	26%
Selling, general and administrative expenses	87,268	71,089	57,681	23%	23%
Depreciation and amortization	27,669	18,206	9,932	52%	83%
Operating income	$251,486	$228,105	$218,353	10%	4%
Operating margin	56.5%	60.4%	65.4%
AOI **	$280,530	$247,606	$229,859	13%	8%
AOI margin	63.0%	65.6%	68.9%
_______

**	AOI is defined and reconciled to operating income (loss) above.
2017 Compared to 2016
Revenue
Sponsorship & Advertising revenue increased $67.5 million during the year ended December 31, 2017 as compared to the prior year. Excluding the increase of $1.1 million related to currency impacts, revenue increased $66.4 million, or 18%, primarily due to new sponsorship programs globally, higher online advertising in North America and incremental revenue of $22.1 million from the acquisitions of a sponsorship agency and festival promotion businesses.
Operating results
The increased operating income for the year ended December 31, 2017 was primarily driven by new sponsorship programs, net of higher fulfillment costs, increased online sponsorship activity and lower reserves for bad debt partially offset by increased compensation costs associated with higher headcount and incremental amortization of $5.6 million from the acquisitions noted above.
2016 Compared to 2015
Revenue
Sponsorship & Advertising revenue increased $43.9 million during the year ended December 31, 2016 as compared to the prior year. Excluding the decrease of $6.8 million related to currency impacts, revenue increased $50.7 million, or 15%, primarily due to new sponsorship programs, higher online advertising and festival activity in North America along with incremental revenue of $9.3 million from the acquisitions of various festival promotion businesses.
Operating results
The increased operating income for the year ended December 31, 2016 was primarily driven by higher North America sponsorship and festival operating results partially offset by incremental amortization of $9.5 million from the acquisitions noted above, higher reserves for bad debt, increased compensation costs and currency impacts.

Ticketing
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Year Ended December 31,			% Change 2017 vs 2016	% Change 2016 vs 2015
	2017	2016	2015
	(in thousands)
Revenue	$2,143,800	$1,827,930	$1,639,564	17%	11%
Direct operating expenses	1,170,121	956,956	808,697	22%	18%
Selling, general and administrative expenses	681,948	510,490	488,483	34%	5%
Depreciation and amortization	200,777	185,925	184,129	8%	1%
Loss on disposal of operating assets	49	68	26	*	*
Operating income	$90,905	$174,491	$158,229	(48)%	10%
Operating margin	4.2%	9.5%	9.7%
AOI **	$297,859	$365,278	$346,463	(18)%	5%
AOI margin	13.9%	20.0%	21.1%

_________________

*	Percentages are not meaningful.
**	AOI is defined and reconciled to operating income (loss) above.
2017 Compared to 2016
Revenue
Ticketing revenue increased $315.9 million during the year ended December 31, 2017 as compared to the prior year. Excluding the increase of $4.0 million related to currency impacts, revenue increased $311.9 million, or 17%, primarily due to increased global primary ticket volume and higher associated ticket fees, driven by concert events, along with higher North America resale volume driven by concert and theatrical events.
Operating results
Ticketing operating income decreased for the year ended December 31, 2017 primarily due to a $110.0 million accrual for a legal settlement entered into in January 2018 and increased compensation costs associated with higher headcount partially offset by improved operating results from higher primary and resale ticket sales. See —Item 8. Financial Statements and Supplementary Data—Note 6—Commitments and Contingent Liabilities for further discussion of the legal settlement.
2016 Compared to 2015
Revenue
Ticketing revenue increased $188.4 million during the year ended December 31, 2016 as compared to the prior year. Excluding the decrease of $23.6 million related to currency impacts, revenue increased $212.0 million, or 13%, primarily due to increased worldwide primary ticket volume and fees, higher North America resale ticket volume and incremental revenue of $10.4 million from the acquisitions of various ticketing businesses.
Operating results
Ticketing operating income increased for the year ended December 31, 2016 primarily due to increased operating results from higher primary and North America resale ticket sales, net of the impact of royalty fees and other costs, partially offset by increased compensation costs driven by higher headcount.

Consolidated Results of Operations

	Year Ended December 31,					% Change 2017 vs 2016		% Change 2016 vs 2015
	2017			2016	2015
	As Reported	Currency Impacts	Constant Currency**	As Reported	As Reported	As Reported	Constant Currency	As Reported
	(in thousands)
Revenue	$10,337,448	$(28,096)	$10,309,352	$8,354,934	$7,245,731	24%	23%	15%
Operating expenses:
Direct operating expenses	7,748,791	(20,932)	7,727,859	6,082,708	5,196,473	27%	27%	17%
Selling, general and administrative expenses	1,907,723	(723)	1,907,000	1,548,450	1,411,855	23%	23%	10%
Depreciation and amortization	455,534	797	456,331	403,651	397,241	13%	13%	2%
Loss (gain) on disposal of operating assets	(969)	17	(952)	124	845	*	*	*
Corporate expenses	134,972	14	134,986	125,061	107,945	8%	8%	16%
Operating income	91,397	$(7,269)	$84,128	194,940	131,372	(53)%	(57)%	48%
Operating margin	0.9%		0.8%	2.3%	1.8%
Interest expense	106,722			106,506	102,881
Loss on extinguishment of debt	1,048			14,049	—
Interest income	(5,717)			(2,573)	(3,528)
Equity in losses (earnings) of nonconsolidated affiliates	(1,161)			17,802	(1,502)
Other expense (income), net	(115)			10,830	27,168
Income before income taxes	(9,380)			48,326	6,353
Income tax expense (benefit)	(17,154)			28,029	22,122
Net income (loss)	7,774			20,297	(15,769)
Net income attributable to noncontrolling interests	13,789			17,355	16,739
Net income (loss) attributable to common stockholders of Live Nation	$(6,015)			$2,942	$(32,508)

	Year Ended December 31,			% Change 2017 vs 2016	% Change 2016 vs 2015
	2017	2016	2015
	(in thousands)
Depreciation	$149,634	$139,288	$134,148	7%	4%
Amortization of intangibles	202,566	178,130	173,959	14%	2%
Amortization of nonrecoupable ticketing contract advances ***	83,334	85,067	86,550	(2)%	(2)%
Goodwill impairment	20,000	—	—	*	*
Amortization of other assets	—	1,166	2,584	(100)%	(55)%
Depreciation and amortization	$455,534	$403,651	$397,241
________

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for definition of constant currency.
***
In accounting for the merger between Live Nation and Ticketmaster Entertainment LLC in January 2010, the nonrecoupable ticketing contract advances that existed at the date of the merger were written off in acquisition accounting in accordance with GAAP. Had we continued amortizing the net book value of these nonrecoupable ticketing contract advances, the amortization above would have been $1.5 million, $1.3 million and $1.7 million higher for the years ended December 31, 2017, 2016 and 2015, respectively.

Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended December 31, 2017 include a $110.0 million legal settlement entered into in January 2018, which was accrued in the Company’s Ticketing segment. See—Item 8. Financial Statements and Supplementary Data—Note 6—Commitments and Contingent Liabilities for further discussion.
Corporate
Corporate expenses increased $17.1 million, or 16%, during the year ended December 31, 2016 as compared to the prior year primarily due to costs incurred during 2016 associated with the relocation of an office and higher compensation costs driven by higher headcount.
Loss on extinguishment of debt
We recorded a loss on extinguishment of debt of $14.0 million for the year ended December 31, 2016 in connection with the refinancing of the term loans under our senior secured credit facility and the redemption of our 7.0% senior notes in October 2016. These obligations were paid with proceeds from the amended senior secured credit facility and the issuance of 4.875% senior notes due 2024. There were no significant gains or losses on extinguishment of debt recorded in 2017 or 2015.
Equity in losses (earnings) of nonconsolidated affiliates
Equity in losses (earnings) of nonconsolidated affiliates for the year ended December 31, 2016 includes impairment charges of $16.5 million primarily related to investments in a digital content company and an online merchandise company both located in the United States. There were no significant impairments of nonconsolidated affiliates recorded in 2017 or 2015.
Other expense (income), net
Other expense (income), net was income of $0.1 million for the year ended December 31, 2017 and includes net foreign exchange rate gains of $3.1 million, and was expense of $10.8 million and $27.2 million for the years ended December 31, 2016 and 2015, respectively, and includes net foreign exchange rate losses of $8.8 million and $35.3 million, respectively. The net foreign exchange rate gains and losses result primarily from revaluation of certain foreign currency denominated net assets held internationally. The 2015 net loss was partially offset by remeasurement gains of $9.1 million recorded in connection with the consolidation of a festival promotion business, a ticketing company and an artist management business that were all previously accounted for as equity investments, due to the acquisition of additional interests in the companies.
Income taxes
For the year ended December 31, 2017, we had a net tax benefit of $17.2 million on loss before income taxes of $9.4 million compared to a net tax expense of $28.0 million on income before income taxes of $48.3 million for 2016. In 2017, the net income tax benefit consisted of a $57.1 million tax benefit related to United States federal income taxes offset by tax expense of $35.1 million related to foreign entities and $4.8 million related to state and local income taxes. The net decrease in tax expense of $45.2 million is due primarily to the reduction in certain federal deferred tax liabilities as a result of the enactment of the Tax Cuts and Jobs Act (“TCJA”), partially offset by additional tax expense due to an increase in and the geographical mix of pre-tax foreign earnings.
On December 22, 2017, the TCJA was enacted, which amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the TCJA reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate. The rate reduction took effect on January 1, 2018. We have concluded that the TCJA will cause our United States deferred tax assets and liabilities to be revalued. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. The provisional amount recorded to revalue our United States net deferred tax liability balance was a $55.7 million income tax benefit in our consolidated statement of operations for the year ended December 31, 2017.
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
Our balance sheet reflects cash and cash equivalents of $1.8 billion at December 31, 2017 and $1.5 billion at December 31, 2016. Included in the December 31, 2017 and 2016 cash and cash equivalents balance is $769.4 million and $591.0 million, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges, which we refer to as client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to clients on a regular basis. Our foreign subsidiaries held approximately $873.7 million in cash and cash equivalents, excluding client cash, at December 31, 2017. We do not intend to repatriate these funds, but if we did, we would need to accrue and pay United States state income taxes as well as any applicable foreign withholding or transaction taxes on future repatriations. We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is 90 days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects total net debt of $2.3 billion at each of December 31, 2017 and 2016. Our weighted-average cost of debt, excluding the unamortized debt discounts and debt issuance costs on our term loans and notes, was 3.9% at December 31, 2017.
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
Sources of Cash
Senior Secured Credit Facility
In June 2017, we amended our term loan B under the senior secured credit facility reducing the applicable interest rate. At December 31, 2017, our senior secured credit facility consists of (i) a $190 million term loan A, (ii) a $970 million term loan B and (iii) a $365 million revolving credit facility. Subject to certain conditions, we have the right to increase the facility by an amount equal to the sum of $625 million and the aggregate principal amount of voluntary prepayments of the term B loans and permanent reductions of the revolving credit facility commitments, in each case, other than from proceeds of long-term indebtedness, and additional amounts so long as the senior secured leverage ratio calculated on a pro-forma basis (as defined in the credit agreement) is no greater than 3.25x. The revolving credit facility provides for borrowings up to the amount of the facility with sublimits of up to (i) $150 million for the issuance of letters of credit, (ii) $50 million for swingline loans, (iii) $200 million for borrowings in Euros or British Pounds and (iv) $50 million for borrowings in one or more other approved currencies. The senior secured credit facility is secured by (i) a first priority lien on substantially all of the tangible and intangible personal property of our domestic subsidiaries that are guarantors and (ii) a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of our direct and indirect domestic subsidiaries and 65% of each class of capital stock of any first-tier foreign subsidiaries, subject to certain exceptions.
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
For the term loan A, we are required to make quarterly payments increasing over time from $4.8 million to $28.5 million, with the balance due at maturity in October 2021. For the term loan B, we are required to make quarterly payments of $2.4 million, with the balance due at maturity in October 2023. The revolving credit facility matures in October 2021. We are also required to make mandatory prepayments of the loans under the credit agreement, subject to specified exceptions, from excess cash flow, and with the proceeds of asset sales, debt issuances and other specified events.
During the year ended December 31, 2017, we made principal payments totaling $21.6 million on these term loans. At December 31, 2017, the outstanding balances on these term loans, excluding discounts and debt issuance costs, were $1.1 billion. There were no borrowings under the revolving credit facility as of December 31, 2017. Based on our outstanding letters of credit of $83.8 million, $281.2 million was available for future borrowings.
4.875% Senior Notes
In October 2016, we issued $575 million principal amount of 4.875% senior notes due 2024. Interest on the notes is payable semi-annually in cash in arrears on May 1 and November 1 of each year, and the notes will mature in November 2024. We may redeem some or all of the notes, at any time prior to November 1, 2019, at a price equal to 100% of the aggregate principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium. We may redeem up to 35% of the aggregate principal amount of the notes from the proceeds of certain equity offerings prior to November 1, 2019, at a price equal to 104.875% of the aggregate principal amount, plus accrued and unpaid interest thereon, if any, to the date of redemption. In addition, on or after November 1, 2019, we may redeem some or all of the notes at any time at the redemption prices that start at 103.656% of their principal amount, plus any accrued and unpaid interest to the date of redemption. We must make an offer to redeem the notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to the repurchase date, if we experience certain defined changes of control.
5.375% Senior Notes
In May 2014, we issued $250 million principal amount of 5.375% senior notes due 2022. Interest on the notes is payable semiannually in arrears on June 15 and December 15, and the notes will mature in June 2022. We may redeem at our option some or all of the notes at redemption prices that start at 104.0313% of their principal amount, plus any accrued and unpaid interest to the date of redemption. We must make an offer to redeem the notes at 101% of the aggregate principal amount, plus any accrued and unpaid interest to the repurchase date, if we experience certain defined changes of control.
2.5% Convertible Senior Notes
In May 2014, we issued $275 million principal amount of convertible senior notes due 2019. The notes pay interest semiannually in arrears on May 15 and November 15 at a rate of 2.5% per annum. The notes will mature in May 2019 and may not be redeemed by us prior to the maturity date. The notes will be convertible, under certain circumstances, until November 15, 2018, and on or after such date without condition, at an initial conversion rate of 28.8363 shares of our common stock per $1,000 principal amount of notes, subject to adjustment, which represents a 52.5% conversion premium based on the last reported sale price for our common stock of $22.74 on May 19, 2014. Upon conversion, the notes may be settled in shares of common stock or, at our election, cash or a combination of cash and shares of common stock. Assuming we fully settled the notes in shares, the maximum number of shares that could be issued to satisfy the conversion is currently 7.9 million.
If we experience a fundamental change, as defined in the indenture governing the notes, the holders of the 2.5% convertible senior notes may require us to purchase for cash all or a portion of their notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any.
Extinguishment of Debt
In October 2016, we issued $575 million principal amount of 4.875% senior notes due 2024 and amended our senior secured credit facility. The amendment to the senior secured credit facility provided the existing term loan A and term loan B lenders with an option to convert their outstanding principal amounts into the new term loans. Excluding the outstanding principal amounts for lenders who elected to convert their outstanding term loans, total proceeds of $858.5 million were used to repay $123.3 million outstanding principal amount of our borrowings under the senior secured credit facility, to repay the entire $425 million principal amount of our 7% senior notes due 2020 and to pay the related redemption premium of $14.9 million on the 7% senior notes and accrued interest and fees of $38.4 million, leaving $256.9 million in additional cash available for general corporate purposes. We recorded $14.0 million as a loss on extinguishment of debt related to this refinancing in 2016. There were no significant gains or losses on extinguishment of debt in 2017 or 2015.
Debt Covenants
Our senior secured credit facility contains a number of restrictions that, among other things, require us to satisfy a financial covenant and restrict our and our subsidiaries’ ability to incur additional debt, make certain investments and acquisitions, repurchase our stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets, merge or consolidate, and pay dividends and make distributions (with the exception of subsidiary dividends or distributions to the parent company or other subsidiaries on at least a pro-rata basis with any noncontrolling interest partners). Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the credit facility becoming immediately due and payable. The senior secured credit facility agreement has one covenant, measured quarterly, that relates to total leverage. The consolidated total leverage covenant requires us to maintain a ratio of consolidated total funded debt to consolidated EBITDA (both as defined in the credit agreement) of 5.25x over the trailing four consecutive quarters through September 30, 2018. The consolidated total leverage ratio will reduce to 5.0x on December 31, 2018, 4.75x on December 31, 2019 and 4.5x on December 31, 2020.
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
As of December 31, 2017, we believe we were in compliance with all of our debt covenants. We expect to remain in compliance with all of our debt covenants throughout 2018.
Stock Option Exercises
During 2017, 2016 and 2015 we received $51.1 million, $20.3 million and $16.3 million, respectively, of proceeds from the exercise of employee stock options.
Uses of Cash
Acquisitions
When we make acquisitions, the acquired entity may have cash at the time of acquisition. All amounts related to the use of cash for acquisitions discussed in this section are presented net of any cash acquired. During 2017, we used $47.9 million of cash primarily for the acquisitions of a concert promotions business located in the United States, ticketing businesses located in the United States, the Czech Republic and Poland, and controlling interests in an artist management business located in the United States and a festival promotion business located in Switzerland. As of the date of acquisition, the acquired businesses had a total of $11.8 million of cash on their balance sheets, primarily related to deferred revenue for future events.
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
Purchases and Sales of Noncontrolling Interests, net
In 2017, we used $71.5 million of cash primarily for the acquisition of an additional interest in a concert and festival promotion business located in the United States and the remaining interest in a festival promotion business located in Sweden.
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
Our capital expenditures, including accruals for amounts incurred but not yet paid for but net of expenditures funded by outside parties such as landlords or replacements funded by insurance proceeds, consisted of the following:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Maintenance capital expenditures	$113,595	$92,125	$79,008
Revenue generating capital expenditures	113,756	94,702	65,726
Total capital expenditures	$227,351	$186,827	$144,734

Maintenance capital expenditures for 2017 increased from the prior year primarily associated with the relocation of certain office facilities and technology system enhancements.
Revenue generating capital expenditures for 2017 increased from the prior year primarily due to wi-fi enhancements at our amphitheaters, festival site improvements and higher investment in technology.
Maintenance capital expenditures for 2016 increased from the prior year primarily associated with technology system enhancements and venue-related projects.
Revenue generating capital expenditures for 2016 increased from the prior year primarily due to development and enhancement of certain venues.
For the years ended December 31, 2017, 2016 and 2015, $20.5 million, $2.8 million and $0.4 million, respectively, of insurance proceeds and landlord reimbursements have been excluded from capital expenditures in the table above.
We currently expect capital expenditures to be approximately $250 million for the year ending December 31, 2018.
Contractual Obligations and Commitments
Firm Commitments
In addition to the scheduled maturities on our debt, we have future cash obligations under various types of contracts. We lease office space, certain equipment and many of the venues used in our concert operations under long-term operating leases. Some of our lease agreements contain renewal options and annual rental escalation clauses (generally tied to the consumer price index), as well as provisions for our payment of utilities and maintenance. We also have minimum payments associated with non-cancelable contracts related to our operations, such as artist guarantees and client ticketing agreements. As part of our ongoing capital projects, we will enter into construction-related commitments for future capital expenditure work. The scheduled maturities discussed below represent contractual obligations as of December 31, 2017 and thus do not represent all expected expenditures for those periods.
The scheduled maturities of our outstanding long-term debt (excluding unamortized debt discounts and issuance costs), future minimum rental commitments under non-cancelable operating lease agreements, minimum payments under other non-cancelable contracts, capital expenditure commitments and expected payments of contingent and deferred consideration liabilities as of December 31, 2017 are as follows:

	Payments Due by Period
	Total	2018	2019-2020	2021-2022	2023 and thereafter
	(in thousands)
Long-term debt obligations, including current maturities:
Term loans and revolving credit facility	$1,138,599	$28,701	$90,653	$104,903	$914,342
4.875% senior notes	575,000	—	—	—	575,000
5.375% senior notes	250,000	—	—	250,000	—
2.5% convertible senior notes (1)	275,000	275,000	—	—	—
Other long-term debt	99,393	50,037	23,208	19,656	6,492
Estimated interest payments (2)	482,747	91,329	164,309	144,931	82,178
Non-cancelable operating leases (3)	2,168,346	175,863	327,029	242,166	1,423,288
Non-cancelable contracts (3)	1,372,401	897,266	311,870	66,280	96,985
Capital expenditures	60,138	16,499	7,653	5,053	30,933
Contingent and deferred consideration	206,096	143,932	29,306	14,469	18,389
Uncertain income tax positions (4)	—	—	—	—	—
Total	$6,627,720	$1,678,627	$954,028	$847,458	$3,147,607
_____________
(1) On or after November 15, 2018, holders may convert their 2.5% convertible senior notes.
(2) Does not include interest on the revolving credit facility as the balance was zero as of December 31, 2017.
(3) Commitment amounts for non-cancelable operating leases and non-cancelable contracts which stipulate an increase in the commitment amount based on an inflationary index have been estimated using an inflation factor of 1.8% for North America, 2.9% for the United Kingdom, 1.7% for Denmark and 1.6% for the Netherlands.
(4) Does not include $9.9 million of uncertain tax positions due to the unpredictable timing of the future payments.

During 2006, in connection with our acquisition of a theatrical business, we guaranteed obligations related to a lease agreement. In the event of default, we could be liable for obligations which have future lease payments (undiscounted) of approximately $15.3 million through the end of 2035 which are not reflected in the table above. The scheduled future minimum rentals for this lease for the years 2018 through 2022 are $1.6 million each year. The venues under the lease agreement were included in the sale of our North American theatrical business in 2008. The buyer assumed our obligations under the guaranty, however we remain contingently liable to the lessor. We believe that the likelihood of a material liability being triggered under this lease is remote, and no liability has been accrued for these contingent lease obligations as of December 31, 2017.
Aggregate minimum rentals of $47.7 million to be paid to us in years 2018 through 2032 under non-cancelable subleases are excluded from the commitment amounts in the above table.
Guarantees of Third-Party Obligations
As of December 31, 2017 and 2016, we guaranteed the debt of third parties of approximately $18.3 million and $18.0 million, respectively, primarily related to maximum credit limits on employee and tour-related credit cards, obligations of a nonconsolidated affiliate and obligations under a venue management agreement.
Cash Flows

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cash provided by (used in):
Operating activities	$623,006	$597,490	$307,854
Investing activities	$(327,586)	$(426,477)	$(290,985)
Financing activities	$(127,083)	$99,212	$(44,121)
Operating Activities
Year Ended 2017 Compared to Year Ended 2016
Cash provided by operating activities increased $25.5 million for the year ended December 31, 2017 as compared to the prior year. During 2017, our accounts payable and accrued liabilities increased based on timing of payments partially offset by an increase in prepaid event-related expenses and lower increase in deferred revenue as compared to the prior year.
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
Investing Activities
Year Ended 2017 Compared to Year Ended 2016
Cash used in investing activities decreased $98.9 million for the year ended December 31, 2017 as compared to the prior year primarily due to lower net payments for acquisitions partially offset by higher purchases of property, plant and equipment. See “—Uses of Cash” above for further discussion.
Year Ended 2016 Compared to Year Ended 2015
Cash used in investing activities increased $135.5 million for the year ended December 31, 2016 as compared to the prior year due to higher acquisition activity and higher purchases of property, plant and equipment partially offset by lower advances of notes receivable. See “—Uses of Cash” above for further discussion.
Financing Activities
Year Ended 2017 Compared to Year Ended 2016
Cash used in financing activities increased $226.3 million for the year ended December 31, 2017 as compared to cash provided by financing activities in the prior year primarily due to net proceeds of $267.3 million received in 2016 from the issuance of the 4.875% senior notes and increased term loan A and term loan B borrowings, after repayment of the 7% senior notes and related costs, partially offset by higher proceeds from the exercise of stock options in 2017.

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
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. Our foreign subsidiaries also carry certain net assets or liabilities that are denominated in a currency other than that subsidiary’s functional currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported operating income of $139.4 million for the year ended December 31, 2017. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the year ended December 31, 2017 by $13.9 million. As of December 31, 2017, our most significant foreign exchange exposure included the Euro, British Pound, Australian Dollar and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities. In addition, the reported carrying value of our assets and liabilities, including the total cash and cash equivalents held by our foreign operations, will also be affected by changes in foreign currency exchange rates.
We primarily use forward currency contracts, in addition to options, to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. We also may enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At December 31, 2017, we had forward currency contracts and options outstanding with a notional amount of $72.4 million.
Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $2.3 billion of total debt, excluding unamortized debt discounts and issuance costs, outstanding as of December 31, 2017. Of the total amount, taking into consideration existing interest rate hedges, we had $1.1 billion of fixed-rate debt and $1.2 billion of floating-rate debt.
Based on the amount of our floating-rate debt as of December 31, 2017, each 25-basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $2.9 million when the floor rate is not applicable. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of December 31, 2017 with no subsequent change in rates for the remainder of the period.
We have one interest rate cap agreement with an aggregate notional amount of $4.9 million at December 31, 2017. The interest rate cap agreement ensures that a portion of our floating-rate debt does not exceed 4.25% and expires in June 2018. This agreement has not been designated as a hedging instrument. Therefore, any change in fair value is recorded in earnings during the period of the change.

Recent Accounting Pronouncements
In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. The new standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to receive in exchange for those goods or services. The FASB also issued important guidance clarifying certain guidelines of the standard including (1) reframing the indicators in the principal versus agent guidance to focus on evidence that a company is acting as a principal rather than agent and (2) identifying performance obligations and licensing. The standard is effective for annual periods beginning after December 15, 2017 and interim periods within that year. The guidance should be applied retrospectively, either to each prior period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative-effect adjustment as of the date of adoption.

The table below represents the impact of the adoption on our consolidated and Ticketing segment’s results of operations. The impact to the consolidated results of operations includes the elimination of intercompany transactions between our Concerts and Ticketing segments.

	As Reported	Adjustment	As Restated
	(in thousands)
Consolidated
2017
Revenue	$10,337,448	$(650,226)	$9,687,222
Direct operating expenses	$7,748,791	$(566,893)	$7,181,898
Depreciation and amortization	$455,534	$(83,333)	$372,201
2016
Revenue	$8,354,934	$(528,598)	$7,826,336
Direct operating expenses	$6,082,708	$(443,531)	$5,639,177
Depreciation and amortization	$403,651	$(85,067)	$318,584
Ticketing Segment
2017
Revenue	$2,143,800	$(797,290)	$1,346,510
Direct operating expenses	$1,170,121	$(709,240)	$460,881
Depreciation and amortization	$200,777	$(88,050)	$112,727
2016
Revenue	$1,827,930	$(661,901)	$1,166,029
Direct operating expenses	$956,956	$(574,266)	$382,690
Depreciation and amortization	$185,925	$(87,635)	$98,290
A more comprehensive discussion of the revenue recognition guidance and information regarding other recent accounting pronouncements can be found in Item 8.—Financial Statements and Supplementary Data—Note 1—The Company and Summary of Significant Accounting Policies.
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

Goodwill
We currently have seven reporting units with goodwill balances: International Concerts, North America Concerts, Artist Management and Artist Services (non-management) within the Concerts segment; Sponsorship & Advertising; and International Ticketing and North America Ticketing within the Ticketing segment.
We review goodwill for impairment annually, as of October 1, using a two-step process. We also test goodwill for impairment in other periods if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount or when we change our reporting units.
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
If any reporting units are concluded to be more likely than not impaired, or if that conclusion cannot be determined qualitatively, a second step is performed for that reporting unit. Regardless, it is our policy that all reporting units undergo a second step at least once every five years. This second step, used to quantitatively screen for potential impairment and measure the impairment, if any, compares the fair value of the reporting unit with its carrying amount, including goodwill. If a reporting unit’s carrying value is negative, the reporting unit passes the impairment test. In this case, we will disclose the amount of goodwill allocated to that reporting unit and disclose which reportable segment the reporting unit is included in. In both steps, discount rates, market multiples and sensitivity tests are derived and/or computed with the assistance of external valuation consultants. We perform sensitivity analyses when the most likely result is unclear in the first and second steps in our process. Generally, we test for sensitivities to discount rate, revenue growth, and market multiples, which are the most significant assumptions.
The second step that we use to evaluate goodwill for impairment and measure the impairment, if any, involves the determination of the fair value of our reporting units. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including our interpretation of current economic indicators and market valuations, and assumptions about our strategic plans with regard to our operations. Due to the uncertainties associated with such estimates, actual results could differ from such estimates.
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
The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit less those cash flows attributable to noncontrolling interests. It is important to note that items such as depreciation, amortization and stock-based compensation expense are not part of cash flows which is more akin to our AOI metric. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The discounted cash flow methodology uses our estimates of future financial performance. The most significant assumptions used in the discounted cash flow methodology are the discount rate and expected future revenue, which vary among reporting units.
If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results of operations.
In 2017, all of our reporting units with goodwill were assessed under the first qualitative step. Five of the reporting units did not advance to the second step. These five reporting units had improved discount rates and considerable excess of fair value over their carrying value in the most recent quantitative tests, while also having mixed results on market multiples and financial results when compared to recent financial expectations. Further review of these reporting units with sensitivity tests did not change our first step conclusions.
The Artist Management reporting unit advanced to the second step and its excess of fair value over carrying value was approximately 20%. The reporting unit had lower than expected financial results in the current year and decreased market multiples. Discount rates remained consistent with the prior year. Sensitivity tests on the Artist Management reporting unit showed that a 200-basis point change in the discount rate, or a 56% decline in the revenue growth rate was needed to change the conclusion. It was not sensitive to market multiple changes.

Finally, the Artist Services reporting unit also advanced to the second step. However, due to a decrease in future financial performance expectations and risk associated with those projections, the reporting unit did not pass the quantitative test. This reporting unit accounts for approximately 3% of our goodwill at December 31, 2017. Based upon the results of the 2017 test, we recorded an impairment charge of $20.0 million for the Artist Services (non-management) reporting unit. There were no impairment charges in 2016 or 2015.
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
Income Taxes
We account for income taxes using the liability method in accordance with the FASB guidance for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if we believe it is more likely than not that some portion or the entire asset will not be realized. As almost all earnings from our continuing foreign operations are permanently reinvested and not distributed, our income tax provision does not include additional United States state taxes and foreign withholding or transaction taxes on those foreign earnings that would be incurred if they were distributed. It is not practicable to determine the amount of state and foreign income taxes, if any, that might become due in the event that any remaining available cash associated with these earnings were distributed.
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
The effect of the international provisions of the TCJA, which generally establishes a territorial-style system for taxing foreign-sourced income of domestic multinational corporations, is uncertain. The TCJA requires companies to pay a one-time transition tax on earnings of certain foreign-sourced subsidiaries that were previously tax-deferred and creates new taxes on certain foreign-sourced earnings. At December 31, 2017, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. The one-time transition tax is based on our total post-1986 earnings and profits (“E&P”) that we previously deferred from United States income taxes. We recorded an estimated amount for our one-time transition tax liability for our foreign subsidiaries of approximately $25.8 million, which does not impact income tax expense for 2017 since we have reflected the transition tax liability as a reduction to existing fully-valued tax attribute carryforwards. We have not completed our calculation of the total post-1986 E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from United States federal taxation and finalize the amounts held in cash or other specified assets. No additional income taxes have been provided for any remaining undistributed foreign earnings that we consider to be permanently reinvested.
In December 2017, the SEC issued guidance to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. In accordance with this guidance, we have determined that the impact of the enacted rate change and the inclusion recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings was a provisional amount and a reasonable estimate at December 31, 2017. Additional work is necessary for a more detailed analysis of our deferred tax assets and liabilities and our historical foreign earnings as well as potential correlative adjustments. The estimate of the transition tax inclusion does not impact income tax expense for 2017 since we have reflected the transition tax liability as a reduction to existing fully-valued tax attribute carryforwards. Any subsequent adjustment to the amount will be recorded in the quarter of 2018 when the analysis is complete, but is not anticipated to impact tax expense due to the existence of the aforementioned fully-valued tax attribute carryforwards.
Ratio of Earnings to Fixed Charges
The ratio of earnings to fixed charges is as follows:

Year Ended December 31,
2017	2016	2015	2014	2013
*	1.38	1.03	*	*

*	For the years ended December 31, 2017, 2014 and 2013, fixed charges exceeded earnings before income taxes and fixed charges by $10.5 million, $104.0 million and $6.0 million, respectively.
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
Required information is within Item 7.— Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Live Nation Entertainment, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Live Nation Entertainment, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.                                                                                                              /s/ Ernst & Young LLP

We have served as the Company’s auditor since 2005.
Los Angeles, California
February 27, 2018

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$1,825,322	$1,526,591
Accounts receivable, less allowance of $32,755 and $29,634 in 2017 and 2016, respectively	725,304	568,936
Prepaid expenses	546,713	528,250
Other current assets	55,403	49,774
Total current assets	3,152,742	2,673,551
Property, plant and equipment
Land, buildings and improvements	955,937	838,545
Computer equipment and capitalized software	610,924	524,571
Furniture and other equipment	312,962	256,765
Construction in progress	133,906	125,430
	2,013,729	1,745,311
Less accumulated depreciation	1,127,793	993,775
	885,936	751,536
Intangible assets
Definite-lived intangible assets, net	729,265	812,031
Indefinite-lived intangible assets	369,023	368,766
Goodwill	1,754,589	1,747,088
Other long-term assets	612,708	411,294
Total assets	$7,504,263	$6,764,266
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$948,637	$726,475
Accounts payable	85,666	55,030
Accrued expenses	1,109,246	781,494
Deferred revenue	925,220	804,973
Current portion of long-term debt, net	347,593	53,317
Other current liabilities	160,638	39,055
Total current liabilities	3,577,000	2,460,344
Long-term debt, net	1,952,366	2,259,736
Long-term deferred income taxes	137,635	197,811
Other long-term liabilities	174,391	149,791
Commitments and contingent liabilities
Redeemable noncontrolling interests	244,727	347,068
Stockholders’ equity
Preferred stock—Series A Junior Participating, $.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Preferred stock, $.01 par value; 30,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 450,000,000 shares authorized; 208,483,993 and 204,475,849 shares issued and 208,075,969 and 204,067,825 shares outstanding in 2017 and 2016, respectively	2,069	2,034
Additional paid-in capital	2,374,006	2,381,011
Accumulated deficit	(1,079,472)	(1,073,457)
Cost of shares held in treasury (408,024 shares)	(6,865)	(6,865)
Accumulated other comprehensive loss	(108,542)	(176,707)
Total Live Nation stockholders’ equity	1,181,196	1,126,016
Noncontrolling interests	236,948	223,500
Total equity	1,418,144	1,349,516
Total liabilities and equity	$7,504,263	$6,764,266

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
	(in thousands except share and per share data)
Revenue	$10,337,448	$8,354,934	$7,245,731
Operating expenses:
Direct operating expenses	7,748,791	6,082,708	5,196,473
Selling, general and administrative expenses	1,907,723	1,548,450	1,411,855
Depreciation and amortization	455,534	403,651	397,241
Loss (gain) on disposal of operating assets	(969)	124	845
Corporate expenses	134,972	125,061	107,945
Operating income	91,397	194,940	131,372
Interest expense	106,722	106,506	102,881
Loss on extinguishment of debt	1,048	14,049	—
Interest income	(5,717)	(2,573)	(3,528)
Equity in losses (earnings) of nonconsolidated affiliates	(1,161)	17,802	(1,502)
Other expense (income), net	(115)	10,830	27,168
Income before income taxes	(9,380)	48,326	6,353
Income tax expense (benefit)	(17,154)	28,029	22,122
Net income (loss)	7,774	20,297	(15,769)
Net income attributable to noncontrolling interests	13,789	17,355	16,739
Net income (loss) attributable to common stockholders of Live Nation	$(6,015)	$2,942	$(32,508)

Basic and diluted net loss per common share available to common stockholders of Live Nation	$(0.48)	$(0.23)	$(0.33)

Weighted average common shares outstanding:
Basic and diluted	204,923,740	202,076,243	200,973,485

Reconciliation to net loss available to common stockholders of Live Nation:
Net income (loss) attributable to common stockholders of Live Nation	$(6,015)	$2,942	$(32,508)
Accretion of redeemable noncontrolling interests	(91,631)	(49,952)	(33,179)
Basic and diluted net loss available to common stockholders of Live Nation	$(97,646)	$(47,010)	$(65,687)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net income (loss)	$7,774	$20,297	$(15,769)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	67,704	(64,947)	(41,895)
Other	461	(103)	248
Comprehensive income (loss)	75,939	(44,753)	(57,416)
Comprehensive income attributable to noncontrolling interests	13,789	17,355	16,739
Comprehensive income (loss) attributable to common stockholders of Live Nation	$62,150	$(62,108)	$(74,155)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2014	200,431,276	$2,004	$2,414,428	$(1,042,603)	$(6,865)	$(70,010)	$186,893	$1,483,847	$168,855
Non-cash and stock-based compensation	—	—	33,361	—	—	—	—	33,361	—
Common stock issued under stock plans, net of shares withheld for employee taxes	460,418	5	(7,657)	—	—	—	—	(7,652)	—
Exercise of stock options	1,138,891	11	16,269	—	—	—	—	16,280	—
Acquisitions	—	—	—	—	—	—	30,627	30,627	83,263
Purchases of noncontrolling interests	—	—	(6,555)	—	—	—	(3,585)	(10,140)	—
Sales of noncontrolling interests	—	—	11,899	—	—	—	720	12,619	(9,652)
Redeemable noncontrolling interests fair value adjustments	—	—	(33,179)	—	—	—	—	(33,179)	33,179
Noncontrolling interests contributions	—	—	—	—	—	—	255	255	—
Cash distributions	—	—	—	—	—	—	(24,693)	(24,693)	(5,953)
Other	—	—	—	—	—	—	(5,182)	(5,182)	2,215
Comprehensive income (loss):
Net income (loss)	—	—	—	(32,508)	—	—	24,931	(7,577)	(8,192)
Foreign currency translation adjustments	—	—	—	—	—	(41,895)	—	(41,895)	—
Other						248		248
Balances at December 31, 2015	202,030,585	2,020	2,428,566	(1,075,111)	(6,865)	(111,657)	209,966	1,446,919	263,715
Non-cash and stock-based compensation	—	—	34,011	(1,288)	—	—	—	32,723	—
Common stock issued under stock plans, net of shares withheld for employee taxes	302,545	3	(4,110)	—	—	—	—	(4,107)	—
Exercise of stock options	1,062,936	11	20,288	—	—	—	—	20,299	—
Acquisitions	—	—	—	—	—	—	40,697	40,697	72,560
Divestitures	—	—	—	—	—	—	(1,856)	(1,856)	—
Purchases of noncontrolling interests	—	—	(49,111)	—	—	—	(14,049)	(63,160)	(12,674)
Sales of noncontrolling interests	—	—	1,424	—	—	—	427	1,851	—
Redeemable noncontrolling interests fair value adjustments	—	—	(49,952)	—	—	—	—	(49,952)	49,952
Cash distributions	—	—	—	—	—	—	(34,285)	(34,285)	(20,846)
Other	—	—	(105)	—	—	—	(399)	(504)	5
Comprehensive income (loss):
Net income (loss)	—	—	—	2,942	—	—	22,999	25,941	(5,644)
Foreign currency translation adjustments	—	—	—	—	—	(64,947)	—	(64,947)	—
Other	—	—	—	—	—	(103)	—	(103)	—
Balances at December 31, 2016	203,396,066	2,034	2,381,011	(1,073,457)	(6,865)	(176,707)	223,500	1,349,516	347,068
Non-cash and stock-based compensation	—	—	42,755	—	—	—	—	42,755	—
Common stock issued under stock plans, net of shares withheld for employee taxes	342,974	4	(5,456)	—	—	—	—	(5,452)	—
Exercise of stock options	3,137,997	31	51,038	—	—	—	—	51,069	—
Acquisitions	—	—	—	—	—	—	9,159	9,159	6,640
Purchases of noncontrolling interests	—	—	(3,616)	—	—	—	(2,836)	(6,452)	(165,227)
Redeemable noncontrolling interests fair value adjustments	—	—	(91,631)	—	—	—	—	(91,631)	91,631
Contributions received	—	—	—	—	—	—	10,671	10,671	1,875
Cash distributions	—	—	—	—	—	—	(24,715)	(24,715)	(28,994)
Other	—	—	(95)	—	—	—	212	117	(1,099)
Comprehensive income (loss):
Net income (loss)	—	—	—	(6,015)	—	—	20,957	14,942	(7,167)
Foreign currency translation adjustments	—	—	—	—	—	67,704	—	67,704	—
Other	—	—	—	—	—	461	—	461	—
Balances at December 31, 2017	206,877,037	$2,069	$2,374,006	$(1,079,472)	$(6,865)	$(108,542)	$236,948	$1,418,144	$244,727

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$7,774	$20,297	$(15,769)
Reconciling items:
Depreciation	149,634	139,288	134,148
Amortization	305,900	264,363	263,093
Deferred income tax benefit	(71,539)	(7,891)	(9,611)
Amortization of debt issuance costs, discounts and premium, net	13,174	12,594	10,885
Provision for uncollectible accounts receivable and advances	20,295	21,681	19,505
Loss on extinguishment of debt	1,048	14,049	—
Non-cash compensation expense	42,755	32,723	33,361
Unrealized changes in fair value of contingent consideration	18,011	(5,715)	8,010
Equity in losses (earnings) of nonconsolidated affiliates, net of distributions	6,898	27,498	9,436
Other, net	67	(3,587)	(11,525)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(133,020)	(146,128)	(67,235)
Increase in prepaid expenses and other assets	(239,065)	(129,748)	(122,872)
Increase in accounts payable, accrued expenses and other liabilities	474,301	193,775	3,480
Increase in deferred revenue	26,773	164,291	52,948
Net cash provided by operating activities	623,006	597,490	307,854
CASH FLOWS FROM INVESTING ACTIVITIES
Advances of notes receivable	(19,120)	(17,227)	(28,288)
Investments made in nonconsolidated affiliates	(25,170)	(28,922)	(21,998)
Purchases of property, plant and equipment	(238,435)	(173,827)	(142,491)
Cash paid for acquisitions, net of cash acquired	(47,946)	(211,624)	(89,780)
Purchases of intangible assets	(10,977)	(6,234)	(12,267)
Other, net	14,062	11,357	3,839
Net cash used in investing activities	(327,586)	(426,477)	(290,985)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	60,912	844,451	57,276
Payments on long-term debt including extinguishment costs	(110,855)	(606,831)	(63,569)
Contributions from noncontrolling interests	10,671	88	711
Distributions to noncontrolling interests	(46,036)	(55,131)	(30,645)
Purchases and sales of noncontrolling interests, net	(71,509)	(69,106)	(9,752)
Proceeds from exercise of stock options	51,069	20,299	16,280
Payments for deferred and contingent consideration	(15,883)	(20,539)	(6,770)
Other, net	(5,452)	(14,019)	(7,652)
Net cash provided by (used in) financing activities	(127,083)	99,212	(44,121)
Effect of exchange rate changes on cash and cash equivalents	130,394	(46,759)	(51,652)
Net increase (decrease) in cash and cash equivalents	298,731	223,466	(78,904)
Cash and cash equivalents at beginning of period	1,526,591	1,303,125	1,382,029
Cash and cash equivalents at end of period	$1,825,322	$1,526,591	$1,303,125

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for:
Interest, net of interest income	$87,111	$96,678	$92,620
Income taxes, net of refunds	$44,871	$30,312	$44,287

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
On January 25, 2010, the Company merged with Ticketmaster Entertainment LLC and it became a wholly-owned subsidiary of Live Nation. Effective with the merger, Live Nation, Inc. changed its name to Live Nation Entertainment, Inc.
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
Variable Interest Entities
In the normal course of business, the Company enters into joint ventures or makes investments in companies that will allow it to expand its core business and enter new markets. In certain instances, such ventures or investments may be considered a VIE because the equity at risk is insufficient to permit it to carry on its activities without additional financial support from its equity owners. In determining whether the Company is the primary beneficiary of a VIE, it assesses whether it has the power to direct activities that most significantly impact the economic performance of the entity and has the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The activities the Company believes most significantly impact the economic performance of its VIEs include the unilateral ability to approve the annual budget, the unilateral ability to terminate key management and the unilateral ability to approve entering into agreements with artists, among others. The Company has certain rights and obligations related to its involvement in the VIEs, including the requirement to provide operational cash flow funding. As of December 31, 2017 and 2016, excluding intercompany balances and allocated goodwill and intangible assets, there were $192.1 million and $186.4 million of assets and $98.0 million and $98.9 million of liabilities, respectively, related to VIEs included in the balance sheets. None of the Company’s VIEs are significant on an individual basis.

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
Included in the December 31, 2017 and 2016 cash and cash equivalents balance is $769.4 million and $591.0 million, respectively, of cash received that includes the face value of tickets sold on behalf of ticketing clients and their share of service charges (“client cash”), which amounts are to be remitted to the clients. The Company generally does not utilize client cash for its own financing or investing activities as the amounts are payable to clients on a regular basis. These amounts due to clients are included in accounts payable, client accounts.
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
Ticketing contract advances, which can be either recoupable or non-recoupable, represent amounts paid in advance to the Company’s clients pursuant to ticketing agreements and are reflected in prepaid expenses or in other long-term assets if the amount is expected to be recouped or recognized over a period of more than 12 months. Recoupable ticketing contract advances are generally recoupable against future royalties earned by the clients, based on the contract terms, over the life of the contract. Non-recoupable ticketing contract advances, excluding those amounts paid to support clients’ advertising costs, are fixed additional incentives occasionally paid by the Company to secure the contract with certain clients and are normally amortized over the life of the contract on a straight-line basis. Amortization of these non-recoupable ticketing contract advances is included in depreciation and amortization in the statements of operations. For the years ended December 31, 2017, 2016 and 2015, the Company amortized $83.3 million, $85.1 million and $86.6 million, respectively, related to non-recoupable ticketing contract advances.
Business Combinations
During 2017, 2016 and 2015, the Company completed several acquisitions that were accounted for as business combinations under the acquisition method of accounting. These acquisitions were not significant either on an individual basis or in the aggregate.
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
Intangible Assets
The Company classifies intangible assets as definite-lived or indefinite-lived. Definite-lived intangibles include revenue-generating contracts, client/vendor relationships, trademarks and naming rights, technology, non-compete agreements, and venue management and leasehold agreements, all of which are amortized either on a straight-line basis over the respective lives of the agreements, typically 3 to 15 years, or on a basis more representative of the time pattern over which the benefit is derived. The Company periodically reviews the appropriateness of the amortization periods related to its definite-lived intangible assets. These assets are stated at cost or fair value at the date of acquisition. Indefinite-lived intangibles consist of trade names. Indefinite-lived intangibles are not subject to amortization, but are reviewed for impairment at least annually.
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
Goodwill
The Company reviews goodwill for impairment annually, as of October 1, using a two-step process. It also tests goodwill for impairment in other periods if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount or when the Company changes its reporting units.
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

If any reporting units are concluded to be more likely than not impaired, or if that conclusion cannot be determined qualitatively, a second step is performed for that reporting unit. Regardless, all reporting units undergo a second step at least once every five years. This second step, used to quantitatively screen for potential impairment and measure the impairment, if any, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the reporting unit’s carrying value exceeds its fair value, the excess of the carrying value over the fair value is recorded as an impairment to goodwill. If a reporting unit’s carrying value is negative, the reporting unit passes the impairment test. In this case, the Company will disclose the amount of goodwill allocated to that reporting unit and disclose which reportable segment the reporting unit is included in. In both steps, discount rates, market multiples, and sensitivity tests are derived and/or computed with the assistance of external valuation consultants.
The second step that the Company uses to evaluate goodwill for impairment and measure impairment, if any, involves the determination of the fair value of the Company’s reporting units. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. Due to the uncertainties associated with such estimates, actual results could differ from such estimates.
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
The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. It is important to note that items such as depreciation, amortization and stock-based compensation expense are not part of cash flows which is more akin to the Company’s AOI metric. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The discounted cash flow methodology uses the Company’s estimates of future financial performance. The most significant assumptions used in the discounted cash flow methodology are the discount rate and expected future revenue, which vary among reporting units.
Nonconsolidated Affiliates
In general, nonconsolidated investments in which the Company owns more than 20% of the common stock or otherwise exercises significant influence over an affiliate are accounted for under the equity method. The Company recognizes gains or losses upon the issuance of securities by any of its equity method investees. The Company reviews the value of equity method investments and records impairment charges in the statements of operations for any decline in value that is determined to be other-than-temporary. If the Company obtains control of a nonconsolidated affiliate through the purchase of additional ownership interest or changes in the governing agreements, it remeasures its investment to fair value first and then applies the accounting guidance for business combinations. Any gain or loss resulting from the remeasurement to fair value is recorded as a component of other expense (income), net in the statements of operations.
Accounts Payable, Client Accounts
Accounts payable, client accounts consists of contractual amounts due to ticketing clients which includes the face value of tickets sold and the clients’ share of service charges.
Income Taxes
The Company accounts for income taxes using the liability method which results in deferred tax assets and liabilities based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if the Company believes it is more likely than not that some portion of or the entire asset will not be realized. As almost all earnings from the Company’s continuing foreign operations are permanently reinvested and not distributed, the Company’s income tax provision does not include additional United States state and foreign withholding or transaction taxes on those foreign earnings that would be incurred if they were distributed. It is not practicable to determine the amount of state and foreign income taxes, if any, that might become due in the event that any remaining available cash associated with these earnings were distributed.
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
Foreign Currency
Results of operations for foreign subsidiaries and foreign equity investees are translated into United States dollars using the average exchange rates during the year. The assets and liabilities of those subsidiaries and investees are translated into United States dollars using the exchange rates at the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders’ equity in AOCI. Foreign currency transaction gains and losses are included in the statements of operations and include the impact of revaluation of certain foreign currency denominated net assets or liabilities held internationally. For the year ended December 31, 2017, the Company recorded net foreign currency transaction gains of $3.1 million. For the years ended December 31, 2016 and 2015, the Company recorded net foreign currency transaction losses of $8.8 million and $35.3 million, respectively. The Company does not currently have operations in highly inflationary countries.
Advertising Expense
The Company records advertising expense in the year that it is incurred. Throughout the year, general advertising expenses are recognized as they are incurred, but event-related advertising for concerts is recognized once the show occurs. However, all advertising costs incurred during the year and not previously recognized are expensed at the end of the year. Advertising expenses of $378.1 million, $311.9 million and $275.6 million for the years ended December 31, 2017, 2016 and 2015, respectively, were recorded as a component of direct operating expenses. Advertising expenses of $40.3 million, $33.2 million and $28.6 million for the years ended December 31, 2017, 2016 and 2015, respectively, were recorded as a component of selling, general and administrative expenses.
Direct Operating Expenses
Direct operating expenses include artist fees, show-related marketing and advertising expenses, royalties paid to clients for their share of service charges, rent expense for events in third-party venues, credit card fees, telecommunication and data communication costs associated with the Company’s call centers, commissions paid on tickets distributed through independent sales outlets away from the box office, and salaries and wages related to seasonal employees at the Company’s venues along with other costs, including ticket stock and shipping. These costs are primarily variable in nature.
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
The fair value for options in Live Nation stock is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of the options is amortized to expense on a straight-line basis over the options’ vesting period. The Company uses an expected volatility based on an even weighting of its own traded options and historical volatility. Beginning in 2017, the Company uses a weighted-average expected life based on historical experience calculated with the assistance of outside consultants. Through December 31, 2016, the Company used the simplified method for estimating the expected life within the valuation model which is the period of time that options granted are expected to be outstanding. The Company used the simplified method as it did not believe its historical experience provided a reasonable basis with which to estimate the expected term due to the impact of a number of divestitures after its inception, the varying vesting terms of awards issued since the Company’s inception and the impact from the type and amount of awards converted pursuant to the Company’s merger with Ticketmaster Entertainment LLC. The risk-free rate for periods within the expected life of the option is based on the United States Treasury note rate.
The fair value of restricted stock awards and deferred stock awards, which is generally the stock price on the date of grant, is amortized to expense on a straight-line basis over the vesting period except for restricted stock awards and deferred stock awards with minimum performance or market targets as their vesting condition. The performance-based awards are amortized to expense on a graded basis over the vesting period to the extent that it is probable that the performance criteria will be met. Specific for market-based awards, the fair value is estimated using a Monte Carlo simulation model and is then amortized to expense on a graded basis over the derived service period, which is estimated as the median weighted average vesting period from the Monte Carlo simulation model. However, unlike awards with a service or performance condition, the expense for market-based awards will not be reversed solely because the market condition is not satisfied.
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
In January 2017, the FASB issued guidance that eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The guidance should be applied prospectively to goodwill impairment tests performed within the period of adoption. The Company adopted this guidance effective October 1, 2017.

Accounting Pronouncements - Not Yet Adopted
Revenue Recognition
In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. The new standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to receive in exchange for those goods or services. The FASB also issued important guidance clarifying certain guidelines of the standard including (1) reframing the indicators in the principal versus agent guidance to focus on evidence that a company is acting as a principal rather than agent and (2) identifying performance obligations and licensing. The standard is effective for annual periods beginning after December 15, 2017 and interim periods within that year. Early adoption of the standard is only permitted for annual periods beginning after December 15, 2016 and interim periods within that year. The guidance should be applied retrospectively, either to each prior period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative-effect adjustment as of the date of adoption.
To assess the impact of the standard, the Company dedicated personnel to lead the implementation effort and supplemented them with additional external resources. These personnel reviewed the amended guidance and subsequent clarifications, conducted surveys of divisional finance managers to obtain a detailed understanding of contracts with customers within each division, and reviewed a sample of contracts judgmentally selected based on the size and complexity of all major revenue streams. The Company has completed its review and analysis, including the estimated impact of the new guidance.
Based on the procedures performed to date, the Company believes it has identified all material contract types and costs that will be impacted by the new guidance. The Concerts segment, representing approximately 76% of the Company’s 2017 consolidated revenue, will not require a change in its revenue recognition as the Company believes this revenue should continue to be deferred until the event date under the new standard. For the Ticketing segment, representing approximately 21% of 2017 consolidated revenue, the Company has concluded that it will no longer present certain payments to ticketing clients as an expense and will begin reflecting these payments as a reduction of revenue. Previously, the Company recognized royalties paid to ticketing clients as direct operating expenses and nonrecoupable ticketing contract advances as depreciation and amortization. Under the new guidance, the Company will now recognize royalties and ticketing contract advances paid to ticketing clients as a reduction to revenue. Consolidated revenue for 2017 will be reduced by $650.2 million, or approximately 6%, and the Ticketing segment revenue will be reduced by $797.3 million, or approximately 37%. There will be no impact overall to operating income. The timing of revenue recognition will not change for the Ticketing segment. The remaining revenue streams of the Company will not be impacted by the new guidance.
The Company is compiling the data necessary for the required disclosures along with implementing changes to internal controls and accounting policies and processes that may be required to comply with the new revenue recognition and disclosure requirements. The Company will adopt this standard on January 1, 2018, applying it retrospectively to each prior period presented in the consolidated statements of operations.

The table below represents the impact of the adoption to the Company’s consolidated and Ticketing segment’s results of operations. The impact to the consolidated results of operations includes the elimination of intercompany transactions between the Company’s Concerts and Ticketing segments.

	As Reported	Adjustment	As Restated
	(in thousands)
Consolidated
2017
Revenue	$10,337,448	$(650,226)	$9,687,222
Direct operating expenses	$7,748,791	$(566,893)	$7,181,898
Depreciation and amortization	$455,534	$(83,333)	$372,201
2016
Revenue	$8,354,934	$(528,598)	$7,826,336
Direct operating expenses	$6,082,708	$(443,531)	$5,639,177
Depreciation and amortization	$403,651	$(85,067)	$318,584
Ticketing Segment
2017
Revenue	$2,143,800	$(797,290)	$1,346,510
Direct operating expenses	$1,170,121	$(709,240)	$460,881
Depreciation and amortization	$200,777	$(88,050)	$112,727
2016
Revenue	$1,827,930	$(661,901)	$1,166,029
Direct operating expenses	$956,956	$(574,266)	$382,690
Depreciation and amortization	$185,925	$(87,635)	$98,290
Lease Accounting
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
To assess the impact of the standard, the Company has dedicated certain of its personnel to lead the implementation effort. These personnel reviewed the amended guidance and subsequent clarifications and attended multiple training sessions in order to understand the potential impact the new standard could have on the Company’s financial position and results of operations. The Company has formed a cross-functional steering committee including members from its major divisions. The Company is in the process of implementing a third-party lease accounting software to record, analyze, and calculate the financial statement and disclosure impacts.
The Company will finalize its conclusions in 2018 and ensure that it can produce the data necessary for the required disclosures along with assessing changes to internal controls and processes that may be required to comply with the new lease accounting and disclosure requirements. The Company will adopt this standard on January 1, 2019 and is currently evaluating the impact that this guidance will have on its financial position and results of operations.
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
In October 2016, the FASB issued guidance that requires companies to recognize the income tax effects of intercompany sales and transfers of assets, other than inventory, in the period in which the transfer occurs. That is a change from current guidance which requires companies to defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized. The guidance is effective for annual periods beginning after December 15, 2017 and interim periods within that year, and early adoption is permitted. The guidance should be applied on a modified retrospective basis. The Company will adopt this guidance on January 1, 2018, and the adoption will not impact its financial position or results of operations.
In January 2017, the FASB issued guidance that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business and should be accounted for as an asset acquisition rather than a business combination. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs. The guidance is effective for annual periods beginning after December 15, 2017 and interim periods within that year, and early adoption is permitted. The guidance should be applied prospectively to any transactions occurring within the period of adoption. The Company will adopt this guidance on January 1, 2018, and will apply it prospectively to acquisitions occurring on or after January 1, 2018.

NOTE 2—LONG-LIVED ASSETS
Definite-lived Intangible Assets
The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the years ended December 31, 2017 and 2016:

	Revenue- generating contracts	Client / vendor relationships	Trademarks and naming rights	Technology	Other (1)	Total
	(in thousands)
Balance as of December 31, 2015:
Gross carrying amount	$700,795	$379,282	$86,556	$30,265	$246,003	$1,442,901
Accumulated amortization	(313,743)	(169,620)	(14,578)	(8,602)	(158,595)	(665,138)
Net	387,052	209,662	71,978	21,663	87,408	777,763
Gross carrying amount:
Acquisitions—current year	136,029	42,861	5,100	24,804	11,411	220,205
Acquisitions—prior year	11,404	782	3,618	—	2,674	18,478
Dispositions	—	(2,299)	—	—	(1,225)	(3,524)
Foreign exchange	(25,360)	(4,528)	(930)	(1,364)	(8,110)	(40,292)
Other (2)	(62,470)	(14,089)	(6)	(627)	(126,746)	(203,938)
Net change	59,603	22,727	7,782	22,813	(121,996)	(9,071)
Accumulated amortization:
Amortization	(76,484)	(60,815)	(9,623)	(6,153)	(25,055)	(178,130)
Dispositions	—	599	—	—	22	621
Foreign exchange	10,555	1,962	477	491	2,926	16,411
Other (2)	62,872	14,089	—	627	126,849	204,437
Net change	(3,057)	(44,165)	(9,146)	(5,035)	104,742	43,339
Balance as of December 31, 2016:
Gross carrying amount	760,398	402,009	94,338	53,078	124,007	1,433,830
Accumulated amortization	(316,800)	(213,785)	(23,724)	(13,637)	(53,853)	(621,799)
Net	443,598	188,224	70,614	39,441	70,154	812,031
Gross carrying amount:
Acquisitions—current year	19,095	22,635	—	12,707	6,620	61,057
Acquisitions—prior year	(6,724)	—	35,464	1,120	—	29,860
Foreign exchange	23,308	10,457	1,429	2,278	4,857	42,329
Other (2)	(6,714)	(93,652)	(4,900)	(5,517)	(253)	(111,036)
Net change	28,965	(60,560)	31,993	10,588	11,224	22,210
Accumulated amortization:
Amortization	(94,797)	(61,550)	(13,315)	(13,869)	(19,035)	(202,566)
Foreign exchange	(9,918)	(4,460)	(560)	(764)	(2,463)	(18,165)
Other (2)	11,504	93,438	4,918	5,525	370	115,755
Net change	(93,211)	27,428	(8,957)	(9,108)	(21,128)	(104,976)
Balance as of December 31, 2017:
Gross carrying amount	789,363	341,449	126,331	63,666	135,231	1,456,040
Accumulated amortization	(410,011)	(186,357)	(32,681)	(22,745)	(74,981)	(726,775)
Net	$379,352	$155,092	$93,650	$40,921	$60,250	$729,265
___________________
(1) Other includes non-compete agreements of $31.6 million and $43.9 million at December 31, 2017 and 2016, respectively, and venue management and leaseholds of $27.2 million and $24.3 million at December 31, 2017 and 2016, respectively.
(2) Other includes netdowns of fully amortized or impaired assets.

Included in the current year acquisitions amount above for 2017 are definite-lived intangible assets primarily associated with the acquisitions of an artist management business located in the United States, various concert promotion businesses located in the United States and Italy, a festival promotion business located in Switzerland and various ticketing businesses located in the United States and the Czech Republic.
Included in the prior year acquisitions amount above for 2017 are changes primarily associated with the acquisitions of festival promotion businesses located in the United States and Australia.
Included in the current year acquisitions amount above for 2016 are definitive-lived intangible assets primarily associated with the acquisitions of festival and concert promoters located in the United States, Australia, Sweden and the United Kingdom, an artist management business with locations in the United States and Canada, a digital content company located in the United States, and the remaining interest in a ticketing-related technology business that had previously been accounted for as a cost method investment.
Included in the prior year acquisitions amount above for 2016 are changes primarily associated with the acquisition of a festival promoter located in the United States.
The 2017 and 2016 additions to definite-lived intangible assets from acquisitions have weighted-average lives as follows:

	Weighted- Average Life (years)
	2017	2016

Revenue-generating contracts	7	8
Client/vendor relationships	6	6
Trademarks and naming rights	—	10
Technology	3	5
Other	9	5
All categories	6	8
Amortization of definite-lived intangible assets for the years ended December 31, 2017, 2016 and 2015 was $202.6 million, $178.1 million and $174.0 million, respectively.
The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets that exist at December 31, 2017:

(in thousands)
2018	$179,251
2019	$151,852
2020	$118,439
2021	$81,950
2022	$63,920
As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization expense may vary.
Indefinite-lived Intangibles
The Company has indefinite-lived intangible assets which consist of trade names. These indefinite-lived intangible assets had a carrying value of $369.0 million and $368.8 million as of December 31, 2017 and 2016, respectively.

Goodwill
In 2016, the Company’s reportable segments were Concerts, Sponsorship & Advertising, Ticketing and Artist Nation. Beginning in 2017, the Company no longer presents Artist Nation as a reportable segment and now includes the business previously reported in the Artist Nation segment in the Concerts segment. See further discussion of the segment change in Note 12—Segment Data. The Company’s reporting units reviewed for impairment remain unchanged.
The Company currently has seven reporting units with goodwill balances: International Concerts, North America Concerts, Artist Management and Artist Services (non-management) within the Concerts segment; Sponsorship & Advertising; and International Ticketing and North America Ticketing within the Ticketing segment. The Company reviews goodwill for impairment annually, as of October 1, using a two-step process: a qualitative review and a quantitative analysis. In 2017, as part of the Company’s annual test for impairment of goodwill, five reporting units were assessed under the initial qualitative evaluation and did not require a quantitative analysis. These reporting units account for approximately 80% of the Company’s goodwill at December 31, 2017. Considerations included (a) considerable excess of fair values over carrying values in the most recent quantitative analysis performed, (b) improved discount rates, (c) varying results on market multiples and (d) improving financial results.
Finally, for two reporting units that account for approximately 20% of the Company’s goodwill at December 31, 2017, although discount rates remained consistent with prior year, the qualitative analysis was inconclusive due to declines in recent financial performance against prior expectations and varying results on market multiples. As such, quantitative analysis was performed for these reporting units.
The Company performed the quantitative analysis using a combination of a discounted cash flows methodology, which uses both market-based and internal assumptions, and a market multiple methodology, which uses primarily market-based assumptions.
Based upon the results of the annual test for 2017, the Company recorded an impairment charge of $20.0 million related to its Artist Services (non-management) reporting unit. See Note 5—Fair Value Measurements for discussion of the impairment calculation. There were no impairment charges recorded in 2016 or 2015.

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the years ended December 31, 2017 and 2016:

	Concerts	Sponsorship & Advertising	Ticketing	Total
	(in thousands)
Balance as of December 31, 2015:
Goodwill	$943,272	$332,081	$733,825	$2,009,178
Accumulated impairment losses	(404,863)	—	—	(404,863)
Net	538,409	332,081	733,825	1,604,315

Acquisitions—current year	123,952	45,376	8,671	177,999
Acquisitions—prior year	(18,457)	18,302	(108)	(263)
Dispositions	(323)	—	—	(323)
Foreign exchange	(31,424)	67	(3,283)	(34,640)

Balance as of December 31, 2016:
Goodwill	1,017,020	395,826	739,105	2,151,951
Accumulated impairment losses	(404,863)	—	—	(404,863)
Net	612,157	395,826	739,105	1,747,088

Acquisitions—current year	10,265	5,438	11,139	26,842
Acquisitions—prior year	(21,614)	(9,822)	882	(30,554)
Impairment	(20,000)	—	—	(20,000)
Foreign exchange	10,242	10,311	10,660	31,213

Balance as of December 31, 2017:
Goodwill	1,015,913	401,753	761,786	2,179,452
Accumulated impairment losses	(424,863)	—	—	(424,863)
Net	$591,050	$401,753	$761,786	$1,754,589
Included in the current year acquisitions amount above for 2017 is goodwill associated with the acquisitions of various ticketing businesses located in the United States, an artist management business located in the United States, various concert promotion businesses located in Italy and the United States and a festival promotion business located in Switzerland.
Included in the prior year acquisitions amount above for 2017 are changes primarily associated with the acquisitions of festival promotion businesses located in the United States and Australia.
Included in the current year acquisitions amount above for 2016 is goodwill associated with the acquisitions of festival and concert promoters located in the United States, Australia and the United Kingdom, an artist management business with locations in the United States and Canada, and a digital content company located in the United States.
Included in the prior year acquisitions amount above for 2016 are changes primarily associated with the acquisitions of a festival promoter located in the United States and a venue management business in New Zealand.
The Company is in various stages of finalizing its acquisition accounting for recent acquisitions, which include the use of external valuation consultants, and the completion of this accounting could result in a change to the associated purchase price allocations, including goodwill and its allocation between segments.

Investments in Nonconsolidated Affiliates
The Company has investments in various affiliates which are not consolidated and are accounted for under the equity method of accounting. The Company records its investments in these entities in the balance sheet as investments in nonconsolidated affiliates reported as part of other long-term assets. The Company’s interests in these operations are recorded in the statements of operations as equity in losses (earnings) of nonconsolidated affiliates. For the year ended December 31, 2017, the Company’s investment in Venta de Boletos por Computadora S.A. de C.V, a 33% owned ticketing distribution services company is considered significant on an individual basis and certain other investments are considered significant on an aggregate basis. Summarized balance sheet and income statement information for these entities is as follows (at 100%):

	December 31,
	2017	2016
	(in thousands)
Current assets	$125,883	$58,099
Noncurrent assets	$117,890	$14,854
Current liabilities	$133,586	$39,207
Noncurrent liabilities	$15,531	$—
Noncontrolling interests	$476	$355

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Revenue	$83,363	$57,620	$59,770
Operating income	$23,691	$24,673	$27,443
Net income	$18,048	$18,652	$20,481
Net income attributable to the common stockholders of the equity investees	$17,927	$18,670	$20,400
The company reviews its nonconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For the year ended December 31, 2016, the Company recorded impairment charges related to these investments of $16.5 million as equity in losses (earnings) of nonconsolidated affiliates, primarily related to investments in a digital content company and an online merchandise company that are located in the United States. See Note 5—Fair Value Measurements for further discussion of the inputs used to determine the fair values. There were no significant impairments of investments in nonconsolidated affiliates during 2017 and 2015.

NOTE 3—LONG-TERM DEBT
Long-term debt, which includes capital leases, consisted of the following:

	December 31,
	2017	2016
	(in thousands)
Senior Secured Credit Facility:
Term loan A	$175,750	$187,625
Term loan B	962,849	972,563
4.875% Senior Notes due 2024	575,000	575,000
5.375% Senior Notes due 2022	250,000	250,000
2.5% Convertible Senior Notes due 2019	275,000	275,000
Other long-term debt	99,393	104,397
Total principal amount	2,337,992	2,364,585
Less unamortized discounts and debt issuance costs	(38,033)	(51,532)
Total long-term debt, net of unamortized discounts and debt issuance costs	2,299,959	2,313,053
Less: current portion	347,593	53,317

Total long-term debt, net	$1,952,366	$2,259,736
Future maturities of long-term debt at December 31, 2017 are as follows:

(in thousands)
2018	$353,738
2019	42,240
2020	71,621
2021	114,546
2022	260,013
Thereafter	1,495,834
Total	$2,337,992
All long-term debt without a stated maturity date is considered current and is reflected as maturing in the earliest period shown in the table above. See Note 5—Fair Value Measurements for discussion of fair value measurement of the Company’s long-term debt.
Senior Secured Credit Facility
In June 2017, the Company amended its term loan B under the senior secured credit facility reducing the applicable interest rate. At December 31, 2017, the Company’s senior secured credit facility consists of (i) a $190 million term loan A facility, (ii) a $970 million term loan B facility and (iii) a $365 million revolving credit facility. Subject to certain conditions, the Company has the right to increase the facility by an amount equal to the sum of $625 million and the aggregate principal amount of voluntary prepayments of the term B loans and permanent reductions of the revolving credit facility commitment, in each case, other than from proceeds of long-term indebtedness, and additional amounts so long as the senior secured leverage ratio calculated on a pro-forma basis (as defined in the credit agreement) is no greater than 3.25x. The revolving credit facility provides for borrowings up to the amount of the facility with sublimits of up to (i) $150 million for the issuance of letters of credit, (ii) $50 million for swingline loans, (iii) $200 million for borrowings in Euros or British Pounds and (iv) $50 million for borrowings in one or more other approved currencies. The senior secured credit facility is secured by (i) a first priority lien on substantially all of the tangible and intangible personal property of the Company’s domestic subsidiaries that are guarantors and (ii) a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of the Company’s direct and indirect domestic subsidiaries and 65% of each class of capital stock of any first-tier foreign subsidiaries, subject to certain exceptions.
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
For the term loan A, the Company is required to make quarterly payments increasing over time from $4.8 million to $28.5 million, with the balance due at maturity in October 2021. For the term loan B, the Company is required to make quarterly payments of $2.4 million, with the balance due at maturity in October 2023. The revolving credit facility matures in October 2021. The Company is also required to make mandatory prepayments of the loans under the credit agreement, subject to specified exceptions, from excess cash flow and with the proceeds of asset sales, debt issuances and other specified events.
Based on the Company’s outstanding letters of credit of $83.8 million, $281.2 million was available for future borrowings under the revolving credit facility at December 31, 2017.
4.875% Senior Notes
At December 31, 2017, the Company had $575 million principal amount of 4.875% senior notes due 2024. Interest on the notes is payable semi-annually in cash in arrears on May 1 and November 1 of each year beginning on May 1, 2017, and the notes will mature on November 1, 2024. The Company may redeem some or all of the notes, at any time prior to November 1, 2019, at a price equal to 100% of the aggregate principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium. The Company may redeem up to 35% of the aggregate principal amount of the notes from the proceeds of certain equity offerings prior to November 1, 2019, at a price equal to 104.875% of the aggregate principal amount, plus accrued and unpaid interest thereon, if any, to the date of redemption. In addition, on or after November 1, 2019, the Company may redeem some or all of the notes at any time at the redemption prices that start at 103.656% of their principal amount, plus any accrued and unpaid interest to the date of redemption. The Company must make an offer to redeem the notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to the repurchase date, if it experiences certain defined changes of control.
5.375% Senior Notes
At December 31, 2017, the Company had $250 million principal amount of 5.375% senior notes due 2022 outstanding. Interest on the notes is payable semiannually in arrears on June 15 and December 15, and the notes will mature on June 15, 2022. The Company may redeem at its option some or all of the notes at redemption prices that start at 104.0313% of their principal amount, plus any accrued and unpaid interest to the date of redemption. The Company must make an offer to redeem the notes at 101% of the aggregate principal amount, plus any accrued and unpaid interest to the repurchase date, if it experiences certain defined changes of control.
2.5% Convertible Senior Notes
At December 31, 2017, the Company had $275 million principal amount of convertible senior notes due 2019 outstanding. The notes pay interest semiannually in arrears on May 15 and November 15 at a rate of 2.5% per annum. The notes will mature on May 15, 2019, and may not be redeemed by the Company prior to the maturity date. The notes will be convertible, under certain circumstances, until November 15, 2018, and on or after such date without condition, at an initial conversion rate of 28.8363 shares of the Company’s common stock per $1,000 principal amount of notes, subject to adjustment, which represents a 52.5% conversion premium based on the last reported sale price for the Company’s common stock of $22.74 on May 19, 2014. Upon conversion, the notes may be settled in shares of common stock or, at the Company’s election, cash or a combination of cash and shares of common stock. Assuming the Company fully settled the notes in shares, the maximum number of shares that could be issued to satisfy the conversion is currently 7.9 million.
If the Company experiences a fundamental change, as defined in the indenture governing the notes, the holders of the 2.5% convertible senior notes may require the Company to purchase for cash all or a portion of their notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any.
The carrying amount of the equity component of the notes is $22.0 million and the principal amount of the liability component (face value of the notes) is $275 million. As of December 31, 2017, the remaining period for the debt discount was approximately one year and the value of the notes, if converted and fully settled in shares, exceed the principal amount of the notes by $62.6 million. As of December 31, 2017 and 2016, the effective interest rate on the liability component of the notes was 5.0%.

The following table summarizes the amount of pre-tax interest cost recognized on the 2.5% convertible senior notes:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Interest cost recognized relating to:
Contractual interest coupon	$6,875	$6,875	$6,856
Amortization of debt discount	5,080	4,833	4,599
Amortization of debt issuance costs	1,358	1,358	1,355
Total interest cost recognized on the notes	$13,313	$13,066	$12,810
Other Long-term Debt
As of December 31, 2017, other long-term debt includes capital leases of $14.2 million, debt to noncontrolling interest partners of $44.0 million and $17.8 million of a subsidiary’s term loan and revolving credit facility. Total notes payable consist primarily of 34 notes with a weighted average cost of debt of 4.3% and maturities of up to four years.
Debt Extinguishment
In October 2016, the Company issued $575 million principal amount of 4.875% senior notes due 2024 and amended its senior secured credit facility. The amendment to the senior secured credit facility provided the existing term loan A and term loan B lenders with an option to convert their outstanding principal amounts into the new term loans. Excluding the outstanding principal amounts for lenders who elected to convert their outstanding term loans, total proceeds of $858.5 million were used to repay $123.3 million outstanding principal amount of the Company’s borrowings under the senior secured credit facility, to repay the entire $425 million principal amount of the Company’s 7% senior notes due 2020 and to pay the related redemption premium of $14.9 million on the 7% senior notes and accrued interest and fees of $38.4 million, leaving $256.9 million in additional cash available for general corporate purposes. The Company recorded $14.0 million as a loss on extinguishment of debt related to this refinancing in 2016. There were no significant gains or losses on extinguishment of debt recorded in 2017 or 2015.
Debt Covenants
The Company’s senior secured credit facility contains a number of restrictions that, among other things, require the Company to satisfy a financial covenant and restrict the Company’s and its subsidiaries’ ability to incur additional debt, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets, merge or consolidate, and pay dividends and make distributions (with the exception of subsidiary dividends or distributions to the parent company or other subsidiaries on at least a pro-rata basis with any noncontrolling interest partners). Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the credit facility becoming immediately due and payable. The senior secured credit facility agreement has a covenant, measured quarterly, that relates to total leverage. The consolidated total leverage covenant requires the Company to maintain a ratio of consolidated total funded debt to consolidated EBITDA (both as defined in the credit agreement) of 5.25x over the trailing four consecutive quarters through September 30, 2018. The consolidated total leverage ratio will reduce to 5.0x on December 31, 2018, 4.75x on December 31, 2019 and 4.5x on December 31, 2020.
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

As of December 31, 2017, the Company believes it was in compliance with all of its debt covenants. The Company expects to remain in compliance with all of these covenants throughout 2018.
NOTE 4—DERIVATIVE INSTRUMENTS
The Company primarily uses forward currency contracts and options to reduce its exposure to foreign currency risk associated with short-term artist fee commitments. The Company may also enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At December 31, 2017 and 2016, the Company had forward currency contracts and options outstanding with notional amounts of $72.4 million and $173.8 million, respectively. These instruments have not been designated as hedging instruments and any change in fair value is reported in earnings during the period of the change. The Company’s foreign currency derivative activity, including the related fair values, are not material to any period presented.
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
Recurring
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
In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis, which are classified on the balance sheets as cash and cash equivalents, other current assets, other current liabilities and other long-term liabilities:

	Fair Value Measurements at December 31, 2017				Fair Value Measurements at December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
		(in thousands)				(in thousands)
Assets:
Cash equivalents	$58,063	$—	$—	$58,063	$55,081	$—	$—	$55,081
Forward currency contracts	—	114	—	114	—	2,957	—	2,957
Total	$58,063	$114	$—	$58,177	$55,081	$2,957	$—	$58,038
Liabilities:
Forward currency contracts	—	1,276	—	1,276	—	363	—	363
Put option	—	—	5,768	5,768	—	—	5,147	5,147
Contingent consideration	—	—	70,039	70,039	—	—	44,195	44,195
Total	$—	$1,276	$75,807	$77,083	$—	$363	$49,342	$49,705
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
Due to their short maturity, the carrying amounts of accounts receivable, accounts payable and accrued expenses approximated their fair values at December 31, 2017 and 2016.
The Company’s outstanding debt held by third-party financial institutions is carried at cost, adjusted for discounts or debt issuance costs. The Company’s debt is not publicly traded and the carrying amounts typically approximate fair value for debt that accrues interest at a variable rate, which are considered to be Level 2 inputs. The estimated fair values of the Company’s 5.375% senior notes, 4.875% senior notes and the 2.5% convertible senior notes were $259.2 million, $592.3 million and $310.6 million, respectively, at December 31, 2017. The estimated fair values of the 5.375% senior notes, 4.875% senior notes and the 2.5% convertible senior notes were $259.7 million, $578.5 million and $294.6 million, respectively, at December 31, 2016. The estimated fair value of the Company’s third-party fixed-rate debt is based on quoted market prices in active markets for the same or similar debt, which are considered to be Level 2 inputs. The Company has fixed-rate debt held by noncontrolling interest partners with a face value of $44.0 million and $35.7 million at December 31, 2017 and 2016, respectively. The Company is unable to determine a fair value for this debt.
Non-recurring
The following table shows the fair value of the Company’s financial assets that have been adjusted to fair value on a non-recurring basis which had a significant impact on the Company’s results of operations for the years ended December 31, 2017 and 2016:

	Fair Value	Fair Value Measurements Using			Loss
Description	Measurement	Level 1	Level 2	Level 3	(Gain)
	(in thousands)
2017
Goodwill	$30,832	$—	$—	$30,832	$20,000
2016
Investment in nonconsolidated affiliates	$—	$—	$—	$—	$16,455
During 2017, in conjunction with the Company’s annual impairment tests a goodwill impairment was recorded for the Artist Services (non-management) reporting unit in the Concerts segment in the amount of $20.0 million as a component of depreciation and amortization. The Company calculated these impairments using a combination of a discounted cash flow methodology, which uses both Level 2 and Level 3 inputs, and a market multiple methodology, which uses primarily Level 2 inputs. These key inputs include discount rates, market multiples, control premiums, revenue growth and estimates of future financial performance. See Note 1—The Company and Summary of Significant Accounting Policies and Note 2—Long-Lived Assets for further discussion of the Company’s methodology and this impairment.
As discussed in Note 2—Long-Lived Assets, during 2016, the Company believed certain of its investment balances were impaired based on financial information received regarding the bankruptcy or dissolution of two nonconsolidated affiliates, which are considered Level 3 inputs. There were no significant adjustments for the year ended December 31, 2017.
During 2015, the Company recorded gains related to investments in nonconsolidated affiliates of $9.1 million as a component of other expense (income), net. The gains were related to the acquisitions of a controlling interest in a festival promoter and an artist management business, and the remaining interest in a ticketing business, which were previously accounted for under the equity method. Prior to consolidation, the Company remeasured these investments to fair value using a discounted cash flow methodology. The key inputs in these fair value measurements include future cash flow projections, including revenue and profit margins, discount rates and attrition rates. The key inputs used for these non-recurring fair value measurements are considered Level 3 inputs.
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
As of December 31, 2017, the Company’s future minimum rental commitments under non-cancelable operating lease agreements, minimum payments under non-cancelable contracts and capital expenditure commitments consist of the following:

	Non-cancelable Operating Leases	Non-cancelable Contracts	Capital Expenditures
	(in thousands)
2018	$175,863	$897,266	$16,499
2019	170,751	235,324	3,889
2020	156,278	76,546	3,764
2021	126,317	39,076	4,181
2022	115,849	27,204	872
Thereafter	1,423,288	96,985	30,933
Total	$2,168,346	$1,372,401	$60,138

Commitment amounts for non-cancelable operating leases and non-cancelable contracts which stipulate an increase in the commitment amount based on an inflationary index have been estimated using an inflation factor of 1.8% for North America, 2.9% for the United Kingdom, 1.7% for Denmark and 1.6% for the Netherlands.
Aggregate minimum rentals of $47.7 million to be paid to the Company in years 2018 through 2032 under non-cancelable subleases are excluded from the commitment amounts in the above table.
Total rent expense charged to operations for 2017, 2016 and 2015 was $220.1 million, $196.0 million and $159.5 million, respectively. In addition to the minimum rental commitments included in the table above, the Company has leases that contain contingent payment requirements for which payments vary depending on revenue, tickets sold or other variables. Contingent rent expense charged to operations for 2017, 2016 and 2015 was $48.3 million, $49.0 million and $43.7 million, respectively. The above table above does not include contingent rent or rent expense for events in third-party venues.
In connection with asset and business disposals, the Company generally provides indemnifications to the buyers including claims resulting from employment matters, commercial claims and governmental actions that may be taken against the assets or businesses sold. Settlement of these claims is subject to various statutory limitations that are dependent upon the nature of the claim.
Certain agreements relating to acquisitions provide for deferred purchase consideration payments at future dates. A liability is established at the time of the acquisition for these fixed payments. For obligations payable at a date greater than twelve months from the acquisition date, the Company applies a discount rate to calculate the present value of the obligations. As of December 31, 2017, the Company has accrued $109.6 million in other current liabilities and $6.1 million in other long-term liabilities and, as of December 31, 2016, the Company had accrued $18.1 million in other current liabilities and $7.2 million in other long-term liabilities, related to these deferred purchase consideration payments. The increase in other current liabilities during 2017 is primarily due to the timing of payment for the acquisition of the redeemable noncontrolling interest in a festival and concert promoter business located in the United States following the put redemption in December 2017.
The Company has contingent obligations related to acquisitions which are accounted for as business combinations. Contingent consideration associated with business combinations is recorded at fair value at the time of the acquisition and reflected at current fair value for each subsequent reporting period thereafter until settled. The Company records these fair value changes in its statements of operations as selling, general and administrative expenses. The contingent consideration is generally subject to payout following the achievement of future performance targets and a portion is expected to be payable in the next twelve months. As of December 31, 2017, the Company has accrued $34.2 million in other current liabilities and $35.8 million in other long-term liabilities and, as of December 31, 2016, the Company had accrued $5.2 million in other current liabilities and $39.0 million in other long-term liabilities, representing the fair value of these estimated payments. The last contingency period for which the Company has an outstanding contingent payment is for the period ending March 2026. See Note 5—Fair Value Measurements for further discussion related to the valuation of these contingent payments.
During 2006, in connection with the Company’s acquisition of a theatrical business, the Company guaranteed obligations related to a lease agreement. In the event of default, the Company could be liable for obligations through the end of 2035 which have future lease payments (undiscounted) of approximately $15.3 million as of December 31, 2017. The scheduled future minimum rentals for this lease for the years 2018 through 2022 are $1.6 million each year. The venues under the lease agreement were included in the sale of the Company’s North American theatrical business in 2008. The buyer has assumed the Company’s obligations under the guaranty, however, the Company remains contingently liable to the lessor. The Company believes that the likelihood of a material liability being triggered under this lease is remote, and no liability has been accrued for these contingent lease obligations as of December 31, 2017.
As of December 31, 2017 and 2016, the Company guaranteed the debt of third parties of approximately $18.3 million and $18.0 million, respectively, primarily related to maximum credit limits on employee and tour-related credit cards, obligations of a nonconsolidated affiliate and obligations under a venue management agreement.
Litigation
Songkick
In December 2015, a company referred to as Songkick filed an antitrust lawsuit against Live Nation and Ticketmaster L.L.C. in the United States District Court for the Central District of California. The suit alleged, among other complaints, that the defendants monopolized certain markets and engaged in certain exclusionary and anticompetitive conduct, ultimately causing harm to Songkick in a product market that it refers to as “artist presale ticketing services.” In the spring of 2016, Live Nation and Ticketmaster L.L.C. prevailed in a partial motion to dismiss, and shortly thereafter asserted counterclaims against Songkick, alleging that Songkick tortiously interfered with Ticketmaster’s venue contracts. In February 2017, Songkick filed an amended complaint, adding claims of trade secret misappropriation, statutory violations and related causes of action, arising from certain alleged conduct by a former Songkick employee who had gone to work for Ticketmaster.
In October 2017, the Court granted in part Live Nation’s motion to prevent Songkick’s damages expert from testifying, but declined to grant Live Nation’s motion for summary judgment. Following those rulings, Songkick was left with an antitrust claim (subject to treble damages) for lost profits and lost enterprise value, tort claims seeking the same, and a claim for unjust enrichment damages arising from alleged trade secret misappropriation. In January 2018, the Company and Songkick entered into a settlement agreement containing a mutual release of claims, thus resolving each party’s claims and counterclaims. Pursuant to the settlement agreement, in January 2018 the Company made a lump sum payment of $110.0 million, which has been accrued at December 31, 2017, and the parties jointly filed a stipulation of dismissal under which the parties dismissed with prejudice their respective claims and counterclaims. In a separate, concurrent transaction, the Company additionally purchased certain assets from Songkick, including its anti-scalping algorithm, API applications and patent portfolio.
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

NOTE 7—CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS
Transactions Involving Related Parties
The following table provides details of the total revenue earned and expenses incurred from all related-party transactions:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Related-party revenue	$135,996	$123,521	$109,720
Related-party expenses	$14,176	$8,996	$8,668
Related-party acquisition related	$—	$2,145	$—
The significant related-party transactions included in the table above are detailed below.
As of December 31, 2017 and 2016, the Company has payable balances of $23.1 million and $20.9 million, respectively, due to certain of the companies noted below.
Liberty Media
Two current members of our board of directors were originally nominated by Liberty Media pursuant to a stockholder agreement. These directors receive directors’ fees and stock-based awards on the same basis as other non-employee members of the Company’s board of directors.
The Company leases a venue from and provides ticketing services to a sports franchise owned by Liberty Media and pays royalty fees and non-recoupable ticketing contract advances to the sports franchise. The Company also receives transaction fees from the sports franchise for tickets the sports franchise sells using the Company’s ticketing software. From time to time, the Company purchases advertising from a satellite radio company that is a subsidiary of Liberty Media.
Legends
The Company’s Chief Executive Officer became a member of the board of directors of Legends Hospitality Holding Company, LLC (“Legends”) in February 2015. In 2017, the Company’s President assumed this role from the Chief Executive Officer. Legends provides concession services to certain of the Company’s owned or operated amphitheaters. The Company receives fees based on concession sales at each of the amphitheaters.
Senior Management
The Company conducts certain transactions in the ordinary course of business with companies that are owned, in part or in total, by certain members of senior management of the Company. These transactions primarily relate to ticketing services.
Transactions Involving Equity Method Investees
The Company conducts business with certain of its equity method investees in the ordinary course of business. Transactions primarily relate to venue rentals and ticketing services. Revenue of $2.8 million, $2.0 million and $2.0 million were earned in 2017, 2016 and 2015, respectively, and expenses of $1.8 million, $3.2 million and $1.5 million were incurred in 2017, 2016 and 2015, respectively, from these equity investees for services rendered or provided in relation to these business ventures.

NOTE 8—INCOME TAXES
Significant components of the provision for income tax expense (benefit) are as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Current:
Federal	$(702)	$564	$543
Foreign	50,970	29,902	23,811
State	4,117	5,454	7,379
Total current	54,385	35,920	31,733
Deferred:
Federal	(56,442)	5,113	(355)
Foreign	(15,841)	(11,703)	(8,278)
State	744	(1,301)	(978)
Total deferred	(71,539)	(7,891)	(9,611)
Income tax expense (benefit)	$(17,154)	$28,029	$22,122

The domestic income (loss) before income taxes was $(132.6) million, $1.1 million and $(21.4) million for 2017, 2016 and 2015, respectively. Foreign income before income taxes was $123.2 million, $47.2 million and $27.8 million for 2017, 2016 and 2015, respectively.
Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2017	2016
	(in thousands)
Deferred tax liabilities:
Intangible assets	$132,041	$189,131
Prepaid expenses	7,882	8,770
Long-term debt	1,229	3,835
Other	7,533	6,077
Total deferred tax liabilities	148,685	207,813
Deferred tax assets:
Accrued expenses	68,168	45,839
Net operating loss carryforwards	466,023	563,461
Foreign tax and other credit carryforwards	62,136	59,977
Equity compensation	20,549	32,452
Other	2,725	—
Total gross deferred tax assets	619,601	701,729
Valuation allowance	596,437	681,566
Total deferred tax assets	23,164	20,163
Net deferred tax liabilities	$(125,521)	$(187,650)
Each reporting period, the Company evaluates the realizability of all of its deferred tax assets in each tax jurisdiction. As of December 31, 2017, the Company continued to maintain a full valuation allowance against its net deferred tax assets in certain jurisdictions due to sustained pre-tax losses. As a result of the valuation allowances, no tax benefits have been recognized for losses incurred in those tax jurisdictions in 2017, 2016 and 2015. The reduction in individual deferred tax liabilities and deferred tax assets in 2017 is primarily a result of revaluation of the federal deferred tax balances due to United States tax reform. The valuation allowance balance reduction in 2017 is primarily a result of the reduction in the net United States deferred tax assets revalued using the newly enacted federal tax rate of 21%.

During 2017 and 2016, the Company recorded net deferred tax liabilities of $9.0 million and $15.9 million, respectively, due principally to differences in financial reporting and tax bases in assets acquired in business combinations.
As of December 31, 2017, the Company has United States federal, state and foreign deferred tax assets related to net operating loss carryforwards of $123.1 million, $63.5 million and $279.4 million, respectively. Based on current statutory carryforward periods, these losses will expire on various dates beginning in 2025. The Company’s federal net operating loss is subject to statutory limitations on the amount that can be used in any given year.
The reconciliation of income tax computed at the United States federal statutory rates to income tax expense (benefit) is:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Income tax expense (benefit) at United States statutory rates	$(3,283)	$16,914	$2,223
State income taxes, net of federal tax benefits	1,544	3,264	3,959
Differences between foreign and United States statutory rates	(10,887)	(11,116)	(5,356)
United States tax reform rate change	(55,685)	—	—
Non-United States income inclusions and exclusions	3,826	(2,749)	655
United States income inclusions and exclusions	11,347	(1,317)	2,095
Nondeductible items	11,380	3,210	4,736
Tax contingencies	1,955	2,390	2,063
Tax expense from acquired goodwill	4,489	5,936	4,483
Change in valuation allowance	18,067	11,820	7,116
Other, net	93	(323)	148
	$(17,154)	$28,029	$22,122

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
On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted, which amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the TCJA reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate. The rate reduction will take effect on January 1, 2018. The TCJA will cause the Company’s United States deferred tax assets and liabilities to be revalued. Deferred income taxes result from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. The provisional amount recorded to revalue our United States net deferred tax liability balance was a $55.7 million income tax benefit in the Company’s consolidated statement of operations for the year ended December 31, 2017.
The change in the United States income exclusions and inclusions increased due to the one-time transition tax liability under the TCJA. The international provisions of the TCJA, which generally establish a territorial-style system for taxing foreign-sourced income of domestic multinational corporations, includes the requirement that companies pay a one-time transition tax on earnings of certain foreign-sourced subsidiaries that were previously tax-deferred and creates new taxes on certain foreign-sourced earnings. The Company recorded an estimated amount for the one-time transition liability for its foreign subsidiaries of approximately $25.8 million, which does not impact income tax expense for 2017 since the Company has reflected the transition tax liability as a reduction to existing fully-valued tax attribute carryforwards. Additional work is necessary for a more detailed analysis of the Company’s deferred tax assets and liabilities and its historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to the amount will be recorded in the quarter of 2018 when the analysis is complete, but is not anticipated to impact tax expense due to the existence of the aforementioned fully-

valued tax attribute carryforwards. The transition tax inclusion was partially offset by an exclusion pertaining to tax deductions the Company receives for the vesting of restricted shares and non-qualified stock options.
Nondeductible items in 2017 include the Company’s goodwill impairment for Artist Services, which was not deductible for income tax purposes. There were no impairments of goodwill in 2016 or 2015.
The change in the valuation allowance in 2017 and 2016 resulted primarily from changes in the income within jurisdictions with full valuation allowances, including the United States.
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Balance at January 1	$15,117	$14,022	$12,619
Additions:
Increase for current year positions	807	—	1,606
Increase for prior year positions	15,498	1,978	274
Decrease for prior year positions	—	(3)	—
Interest and penalties for prior years	2,745	546	525
Reductions:
Expiration of applicable statute of limitations	(1,233)	—	—
Settlements for prior year positions	(2,033)	(1,188)	(852)
Foreign exchange	(271)	(238)	(150)
Balance at December 31	$30,630	$15,117	$14,022

If the Company were to prevail on all uncertain tax positions, the net effect would be a decrease to its income tax provision of approximately $16.8 million. The remaining $13.8 million is offset by deferred tax assets that represent tax benefits that would be received in the event that the Company did not prevail on all uncertain tax positions. It is not expected that the total amounts of unrecognized tax benefits will increase or decrease materially within the next year.
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
The tax years 2009 through 2017 remain open to examination by the primary tax jurisdictions to which the company is subject.
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

Common Stock
Issued shares of common stock reported on the balance sheets include 1.6 million and 1.1 million, at December 31, 2017 and 2016, respectively, of unvested restricted stock awards that have not been included in the common shares issued reported on the statements of changes in equity. These shares will be reflected in the statements of changes in equity at the time of vesting.
During 2017, 2016 and 2015, the Company issued 3.5 million, 1.4 million and 1.6 million shares, respectively, of common stock in connection with stock option exercises and vesting of restricted stock awards.
Common Stock Reserved for Future Issuance
Common stock of approximately 25.8 million shares as of December 31, 2017 is reserved for future issuances under the stock incentive plan (including 14.2 million options, 1.6 million restricted stock awards and 2.5 million of deferred stock awards currently granted).
Noncontrolling Interests
Common securities held by the noncontrolling interests that do not include put arrangements exercisable outside of the control of the Company are recorded in equity, separate from the Company’s stockholders’ equity.
The purchase or sale of additional ownership in an already controlled subsidiary is recorded as an equity transaction with no gain or loss recognized in net income (loss) or comprehensive income (loss) as long as the subsidiary remains a controlled subsidiary. In 2017, the Company acquired all or additional equity interests in several companies that did not have a significant impact to equity either on an individual basis or in the aggregate. In 2016, the Company acquired all or additional equity interests in two artist management businesses located in the United States along with other smaller companies. In 2015, a subsidiary of the Company exchanged its equity interest in a ticketing business for a noncontrolling interest in the Company’s subsidiary that acquired the remaining equity interest of that ticketing business. In addition, the Company acquired the remaining equity interest in an artist management business in the United Kingdom. The following schedule reflects the change in ownership interests for these transactions:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net income (loss) attributable to common stockholders of Live Nation	$(6,015)	$2,942	$(32,508)
Transfers of noncontrolling interest:
Changes in Live Nation’s additional paid-in capital for purchases of noncontrolling interests, net of transaction costs	(3,616)	(49,111)	(6,555)
Changes in Live Nation’s additional paid-in capital for sales of noncontrolling interests, net of transaction costs	—	1,424	11,899
Net transfers of noncontrolling interest	(3,616)	(47,687)	5,344
Change from net income (loss) attributable to common stockholders of Live Nation and net transfers of noncontrolling interests	$(9,631)	$(44,745)	$(27,164)
Redeemable Noncontrolling Interests
The Company is subject to put arrangements where the holders of the noncontrolling interests can require the Company to repurchase their shares at specified dates in the future or within specified periods in the future. Certain of these puts can be exercised earlier upon the occurrence of triggering events as specified in the agreements. The redemption amounts for these puts are either at a fixed amount, at fair value at the time of exercise or a variable amount based on a formula linked to earnings. In accordance with the FASB guidance for business combinations, the redeemable noncontrolling interests are recorded at their fair value at acquisition date. For put arrangements that are not currently redeemable, the Company accretes up to the estimated redemption value over the period from the date of issuance to the earliest redemption date of the individual puts, with the offset recorded to additional paid-in capital. Decreases in accretion are only recognized to the extent that increases had been previously recognized. The estimated redemption values that are based on a formula linked to future earnings are computed using projected cash flows each reporting period which take into account the current expectations regarding profitability and the timing of revenue-generating events. The balances are reflected in the Company’s balance sheets as redeemable noncontrolling interests outside of permanent equity. The decrease during the current year is primarily due to the acquisition of the remaining interest in a festival and concert promoter business located in the United States upon the exercise of the related put in December 2017.

The Company’s estimate of redemption amounts for puts that are redeemable at fixed or determinable prices on fixed or determinable dates for the years ended December 31, 2018, 2019, 2020, 2021 and 2022 are $1.5 million, $101.6 million, $87.6 million, $61.7 million and $25.6 million, respectively. The estimate for 2018 has decreased primarily due to the December 2017 put redemption noted above that was originally estimated to likely occur later in the redemption period.
Accumulated Other Comprehensive Income (Loss)
The following table presents changes in the components of AOCI, net of taxes, for the years ended December 31, 2017, 2016 and 2015:

	Foreign Currency Items	Other	Total
	(in thousands)
Balance at December 31, 2014	$(69,404)	$(606)	$(70,010)
Other comprehensive income (loss) before reclassifications	(41,895)	223	(41,672)
Amount reclassified from AOCI	—	25	25
Net other comprehensive income (loss)	(41,895)	248	(41,647)
Balance at December 31, 2015	(111,299)	(358)	(111,657)
Other comprehensive loss before reclassifications	(64,947)	(103)	(65,050)
Amount reclassified from AOCI	—	—	—
Net other comprehensive loss	(64,947)	(103)	(65,050)
Balance at December 31, 2016	(176,246)	(461)	(176,707)
Other comprehensive income before reclassifications	67,704	—	67,704
Amount reclassified from AOCI	—	461	461
Net other comprehensive income	67,704	461	68,165
Balance at December 31, 2017	$(108,542)	$—	$(108,542)
The realized loss in other reclassified from AOCI during 2017 resulted from the termination of a pension plan. The realized loss in other reclassified from AOCI during 2015 consists of one interest rate swap agreement that expired on June 30, 2015.
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
The calculation of diluted net income per common share includes the effects of the assumed exercise of any outstanding stock options, the assumed vesting of shares of restricted stock awards and the assumed conversion of the convertible senior notes where dilutive. For the years ended December 31, 2017, 2016 and 2015 there were no reconciling items to the weighted average common shares outstanding in the calculation of diluted net income per common share. The following table shows securities excluded from the calculation of diluted net income per common share because such securities were anti-dilutive:

	Year Ended December 31,
	2017	2016	2015
Options to purchase shares of common stock	14,238,589	16,283,434	16,308,739
Restricted and deferred stock awards—unvested	4,106,956	1,079,783	860,646
Conversion shares related to convertible senior notes	7,929,982	7,929,982	7,929,982
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	26,275,527	25,293,199	25,099,367

NOTE 10—STOCK-BASED COMPENSATION
In December 2005, the Company adopted its 2005 Stock Incentive Plan, which has been amended and/or restated on several occasions. In connection with the Company’s merger with Ticketmaster Entertainment LLC, the Company adopted the Amended and Restated Ticketmaster 2008 Stock & Annual Incentive Plan. The plans authorize the Company to grant stock option awards, director shares, stock appreciation rights, restricted stock and deferred stock awards, other equity-based awards and performance awards. The Company has granted restricted stock awards, options to purchase its common stock and deferred stock awards to employees, directors and consultants of the Company and its affiliates under the stock incentive plans at no less than the fair market value of the underlying stock on the date of grant. The stock incentive plans contain anti-dilutive provisions that require the adjustment of the number of shares of the Company’s common stock represented by, and the exercise price of, each option for any stock splits or stock dividends.
The following is a summary of stock-based compensation expense recorded by the Company during the respective periods:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Selling, general and administrative expenses	$24,364	$15,687	$16,380
Corporate expenses	18,391	17,036	16,981
Total	$42,755	$32,723	$33,361
The increase in stock-based compensation expense for the year ended December 31, 2017 as compared to the prior year is due primarily to other equity awards granted to employees during 2017 that vested immediately. During 2017, the Company recorded stock-based compensation expense for these other awards of $10.0 million as a component of selling, general and administrative expenses.
As of December 31, 2017, there was $116.2 million of total unrecognized compensation cost related to stock-based compensation arrangements for stock options, restricted stock and deferred stock awards. This cost is expected to be recognized over a weighted-average period of 4.1 years.
Stock Options
Stock options are granted for a term not exceeding ten years and the nonvested options are generally forfeited in the event the employee, director or consultant terminates his or her employment or relationship with the Company or one of its affiliates. Any options that have vested at the time of termination are forfeited to the extent they are not exercised within the applicable post-employment exercise period provided in their option agreements. These options vest over two to five years.
The following assumptions were used to calculate the fair value of the Company’s options on the date of grant:

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	1.87% - 2.27%	1.24% - 1.49%	1.47% - 1.75%
Dividend yield	0.0%	0.0%	0.0%
Volatility factors	25.88% - 27.58%	29.42% - 36.11%	34.18% - 43.36%
Weighted average expected life (in years)	5.78	5.76	5.94

The following table presents a summary of the Company’s stock options outstanding at the dates given, and stock option activity for the period between such dates (“Price” reflects the weighted average exercise price per share):

	Year Ended December 31,
	2017		2016		2015
	Options	Price	Options	Price	Options	Price
	(in thousands, except per share data)
Outstanding January 1	16,283	$13.55	16,309	$13.54	16,999	$13.78
Granted	1,164	33.48	1,103	19.53	1,667	25.32
Exercised	(3,138)	16.27	(1,063)	19.10	(1,098)	14.50
Forfeited or expired	(70)	24.05	(66)	22.39	(1,259)	31.58
Outstanding December 31	14,239	$14.52	16,283	$13.55	16,309	$13.54

Exercisable December 31	11,906	$12.00	12,628	$12.01	11,177	$11.54
Weighted average fair value per option granted		$10.18		$6.98		$9.93
The total intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 was $57.5 million, $8.5 million and $14.1 million, respectively. Cash received from stock option exercises for the years ended December 31, 2017, 2016 and 2015 was $51.1 million, $20.3 million and $16.3 million, respectively.
There were 7.4 million shares available for future grants under the stock incentive plans at December 31, 2017. Upon share option exercise or vesting of restricted or deferred stock, the Company issues new shares or treasury shares to fulfill these grants. Vesting dates on the stock options range from January 2018 to December 2021, and expiration dates range from January 2018 to December 2027 at exercise prices and average contractual lives as follows:

Range of Exercise Prices	Outstanding as of 12/31/17	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of 12/31/17	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)	(in years)

$2.75 - $4.99	1,713	1.2	$2.82	1,713	1.2	$2.82
$5.00 - $9.99	4,455	4.8	$8.81	4,455	4.8	$8.81
$10.00 - $14.99	2,540	3.3	$11.34	2,540	3.3	$11.34
$15.00 - $19.99	1,269	7.0	$19.04	745	6.2	$18.82
$20.00 - $24.99	1,842	6.2	$21.15	1,467	6.1	$21.15
$25.00 - $29.99	2,061	7.9	$26.77	986	7.1	$25.35
$30.00 - $44.99	359	9.9	$43.50	—	0.0	$—

The total intrinsic value of options outstanding and options exercisable as of December 31, 2017 was $606.1 million and $506.8 million, respectively.
Restricted Stock
The Company has granted restricted stock awards to its employees, directors and consultants under its stock incentive plans. These common shares carry a legend which restricts their transferability for a term of one to five years and are forfeited in the event the recipient’s employment or relationship with the Company is terminated prior to the lapse of the restriction. In addition, certain restricted stock awards require the Company or the recipient to achieve minimum performance targets in order for these awards to vest.
In 2017, the Company granted 0.9 million shares of restricted stock and 0.2 million shares of performance-based awards, respectively, under the Company’s stock incentive plans. These awards will all vest over one or four years with the exception of the performance-based awards which will vest within one to two years if the performance criteria are met.
In 2016, the Company granted 0.4 million shares of restricted stock and 0.4 million shares of performance-based awards, respectively, under the Company’s stock incentive plans. These awards will vest over one or four years with the exception of the performance-based awards which will generally vest within two years if the performance criteria are met. As of December 31, 2017, the performance-based criteria for these awards have been met unless otherwise forfeited.

In 2015, the Company granted 0.3 million shares of restricted stock and 0.2 million shares of performance-based awards, respectively, under the Company’s stock incentive plans. These awards will generally vest over one or four years with the exception of the performance-based awards which will generally vest within two years if the performance criteria are met. As of December 31, 2017, the performance-based criteria for these awards have been met unless otherwise forfeited.
The following table presents a summary of the Company’s unvested restricted stock awards outstanding at December 31, 2017, 2016 and 2015 (“Price” reflects the weighted average share price at the date of grant):

	Restricted Stock
	Awards	Price
	(in thousands, except per share data)
Unvested at December 31, 2014	1,171	$16.18
Granted	456	26.11
Forfeited	(6)	10.02
Vested	(760)	14.74
Unvested at December 31, 2015	861	$22.67
Granted	751	20.65
Forfeited	(50)	21.63
Vested	(482)	21.73
Unvested at December 31, 2016	1,080	$21.67
Granted	1,132	35.97
Forfeited	(82)	22.96
Vested	(523)	21.89
Unvested at December 31, 2017	1,607	$31.79
The total grant date fair market value of the shares issued upon the vesting of restricted stock awards during the years ended December 31, 2017, 2016 and 2015 was $11.5 million, $10.5 million and $11.2 million, respectively. As of December 31, 2017, there were 0.2 million restricted stock awards outstanding which require the Company or the recipient to achieve minimum performance targets in order for the awards to vest.
Deferred Stock
The Company has granted deferred stock awards to its employees where the employees are entitled to receive shares of common stock in the future. Deferred stock can only be settled in stock as determined at the time of the grant. All of the deferred stock awards require the Company to achieve minimum market conditions in order for these awards to issue and vest.
In 2017, the Company granted 2.5 million shares of deferred stock awards with market conditions under the Company’s stock incentive plans. These awards will all vest over five years if specified stock prices are achieved over a specific number of days during the five years.
The following table presents a summary of the Company’s unvested deferred stock awards outstanding at December 31, 2017 and 2016 (“Price” reflects the weighted average share price at the date of grant):

	Deferred Stock
	Awards	Price
	(in thousands, except per share data)
Unvested at December 31, 2016	—	$—
Granted	2,500	26.69
Forfeited	—	—
Vested	—	—
Unvested at December 31, 2017	2,500	$26.69
As of December 31, 2017, there were 2.5 million deferred stock awards outstanding which require the Company to achieve minimum market conditions in order for the awards to issue and vest.

NOTE 11—OTHER INFORMATION

	December 31,
	2017	2016
	(in thousands)
The following details the components of “Other current assets”:
Cash held in escrow	$6,628	$2,983
Inventory	17,467	15,114
Other	31,308	31,677
Total other current assets	$55,403	$49,774

The following details the components of “Other long-term assets”:
Long-term advances	$359,528	$208,977
Investments in nonconsolidated affiliates	105,271	82,032
Other	147,909	120,285
Total other long-term assets	$612,708	$411,294

The following details the components of “Accrued expenses”:
Accrued compensation and benefits	$233,459	$192,167
Accrued event expenses	247,380	192,599
Accrued insurance	97,606	65,941
Accrued legal	129,882	22,904
Collections on behalf of others	48,099	31,233
Other	352,820	276,650
Total accrued expenses	$1,109,246	$781,494

The following details the components of “Other current liabilities”:
Contingent and deferred purchase consideration	$143,809	$23,301
Other	16,829	15,754
Total other current liabilities	$160,638	$39,055

The following details the components of “Other long-term liabilities”:
Deferred revenue	9,569	5,506
Contingent and deferred purchase consideration	41,946	46,228
Other	122,876	98,057
Total other long-term liabilities	$174,391	$149,791

NOTE 12—SEGMENT DATA
For all periods presented, the Company’s reportable segments are Concerts, Sponsorship & Advertising and Ticketing. Prior to 2017, the Company reported an Artist Nation segment, which is now included in its Concerts segment based on the Company’s belief that the strategy behind artist management is to provide a full range of services related to concert promotion and to expand the Concerts line of business. In connection with this, there has been a change in the way the chief operating decision maker, as defined in the FASB guidance, makes decisions around allocations of resources and management responsibilities for this business.
The Concerts segment involves the promotion of live music events globally in the Company’s owned or operated venues and in rented third-party venues, the production of music festivals, the operation and management of music venues, the creation of associated content and the provision of management and other services to artist. The Sponsorship & Advertising segment manages the development of strategic sponsorship programs in addition to the sale of international, national and local sponsorships and placement of advertising such as signage, promotional programs, rich media offerings, including advertising associated with live streaming and music-related content, and ads across the Company’s distribution network of venues, events and websites. The Ticketing segment involves the management of the Company’s global ticketing operations, including providing ticketing software and services to clients, ticket resale services and online access for customers relating to ticket and event information, and is responsible for the Company’s primary ticketing website, www.ticketmaster.com.
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
There were no customers that individually accounted for more than 10% of the Company’s consolidated revenue in any year.
The following table presents the results of operations for the Company’s reportable segments for the years ending December 31, 2017, 2016 and 2015:

	Concerts	Sponsorship & Advertising	Ticketing	Other	Corporate	Eliminations	Consolidated
	(in thousands)
2017
Revenue	$7,892,076	$445,148	$2,143,800	$21,012	$—	$(164,588)	$10,337,448
Direct operating expenses	6,641,071	78,725	1,170,121	18,746	—	(159,872)	7,748,791
Selling, general and administrative expenses	1,119,335	87,268	681,948	19,172	—	—	1,907,723
Depreciation and amortization	226,315	27,669	200,777	432	5,057	(4,716)	455,534
Loss (gain) on disposal of operating assets	(1,056)	—	49	—	38	—	(969)
Corporate expenses	—	—	—	—	134,972	—	134,972
Operating income (loss)	$(93,589)	$251,486	$90,905	$(17,338)	$(140,067)	$—	$91,397
Intersegment revenue	$148,125	$—	$16,463	$—	$—	$(164,588)	$—
Capital expenditures	$109,801	$6,701	$105,317	$149	$25,926	$—	$247,894
2016
Revenue	$6,283,521	$377,618	$1,827,930	$7,978	$—	$(142,113)	$8,354,934
Direct operating expenses	5,202,097	60,218	956,956	2,902	—	(139,465)	6,082,708

	Concerts	Sponsorship & Advertising	Ticketing	Other	Corporate	Eliminations	Consolidated
	(in thousands)
Selling, general and administrative expenses	950,060	71,089	510,490	16,811	—	—	1,548,450
Depreciation and amortization	194,715	18,206	185,925	2,940	4,433	(2,568)	403,651
Loss (gain) on disposal of operating assets	(61)	—	68	—	117	—	124
Corporate expenses	—	—	—	—	125,141	(80)	125,061
Operating income (loss)	$(63,290)	$228,105	$174,491	$(14,675)	$(129,691)	$—	$194,940
Intersegment revenue	$133,505	$—	$8,528	$80	$—	$(142,113)	$—
Capital expenditures	$87,306	$2,161	$91,285	$1,028	$7,824	$—	$189,604
2015
Revenue	$5,382,965	$333,726	$1,639,564	$3,176	$—	$(113,700)	$7,245,731
Direct operating expenses	4,450,517	47,760	808,697	1,068	—	(111,569)	5,196,473
Selling, general and administrative expenses	863,516	57,681	488,483	2,175	—	—	1,411,855
Depreciation and amortization	201,775	9,932	184,129	46	3,490	(2,131)	397,241
Loss on disposal of operating assets	645	—	26	—	174	—	845
Corporate expenses	—	—	—	—	107,945	—	107,945
Operating income (loss)	$(133,488)	$218,353	$158,229	$(113)	$(111,609)	$—	$131,372
Intersegment revenue	$104,571	$—	$9,129	$—	$—	$(113,700)	$—
Capital expenditures	$41,977	$4,836	$93,323	$—	$5,011	$—	$145,147
The following table provides revenue and long-lived assets for the Company’s foreign operations included in the consolidated financial statements:

	United Kingdom Operations	Other Foreign Operations	Total Foreign Operations	Total Domestic Operations	Consolidated Total
	(in thousands)
2017
Revenue	$785,174	$2,779,324	$3,564,498	$6,772,950	$10,337,448
Long-lived assets	$74,551	$127,173	$201,724	$684,212	$885,936

2016
Revenue	$683,464	$1,882,583	$2,566,047	$5,788,887	$8,354,934
Long-lived assets	$69,380	$104,780	$174,160	$577,376	$751,536

2015
Revenue	$672,826	$1,534,629	$2,207,455	$5,038,276	$7,245,731
Long-lived assets	$74,517	$126,194	$200,711	$530,571	$731,282

NOTE 13—QUARTERLY RESULTS OF OPERATIONS (Unaudited)

	March 31,		June 30,		September 30,		December 31,
	2017	2016	2017	2016	2017	2016	2017	2016
	(in thousands)
Revenue	$1,413,181	$1,207,716	$2,818,693	$2,179,258	$3,559,418	$3,170,416	$2,546,156	$1,797,544
Operating income (loss)	$(21,366)	$(33,290)	$113,433	$74,159	$201,347	$191,286	$(202,017)	$(37,215)
Net income (loss)	$(47,770)	$(55,954)	$80,555	$36,461	$148,770	$132,761	$(173,781)	$(92,971)
Net income (loss) attributable to common stockholders of Live Nation	$(32,993)	$(44,518)	$81,478	$37,741	$136,393	$111,079	$(190,893)	$(101,360)

Basic net income (loss) per common share available to common stockholders of Live Nation	$(0.22)	$(0.29)	$0.31	$0.13	$0.56	$0.51	$(1.12)	$(0.58)
Diluted net income (loss) per common share available to common stockholders of Live Nation	$(0.22)	$(0.29)	$0.29	$0.13	$0.53	$0.49	$(1.12)	$(0.58)

The following summarizes unusual or infrequent items effecting the quarterly results of operations:
2017
The Company accrued $110.0 million in the fourth quarter of 2017 in connection with a legal settlement entered into in January 2018. See Note 6—Commitments and Contingent Liabilities for further discussion of the settlement.
The Company recorded a goodwill impairment of $20.0 million in the fourth quarter of 2017 in connection with its annual impairment test. See Note 2—Long-Lived Assets and Note 5—Fair Value Measurements for further discussion.
The Company recorded a $55.7 million income tax benefit in connection with the 2017 tax reform. See Note 8—Income Taxes for further discussion of the impact of the 2017 tax reform.
The Company recorded net foreign exchange rate gains of $2.7 million and $4.4 million in the first and second quarters of 2017, respectively, and net foreign exchange rate losses of $4.2 million in the fourth quarter of 2017, as a component of other expense (income), net.
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
The Company recorded net foreign exchange rate gains of $7.8 million in the first quarter of 2016 and net foreign exchange rate losses of $6.6 million, $1.9 million and $8.0 million in the second, third and fourth quarters of 2016, respectively, as a component of other expense (income), net.

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
Based on their evaluation as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Live Nation Entertainment, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Live Nation Entertainment, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-lntegrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Live Nation Entertainment, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company, and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young

Los Angeles, California
February 27, 2018

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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)1. Financial Statements.
The following consolidated financial statements are included in Item 8:
(a)2. Financial Statement Schedule.
The following financial statement schedule for the years ended December 31, 2017, 2016 and 2015 is filed as part of this report and should be read in conjunction with the consolidated financial statements.
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
Under Rule 3-09 of Regulation S-X, we are required to file separate audited financial statements of Venta de Boletos por Computadora S.A. de C.V., for the years ended December 31, 2017 and 2016. We expect to file those financial statements by amendment to our Annual Report on Form10-K/A on or before June 30, 2018.
ITEM 16. FORM 10-K SUMMARY
Not applicable.

LIVE NATION ENTERTAINMENT, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts

Description	Balance at Beginning of Period	Charges of Costs, Expenses and Other	Write-off of Accounts Receivable	Other		Balance at End of Period
	(in thousands)
Year ended December 31, 2015	$17,489	$19,525	$(18,703)	$(1,143)	(1)	$17,168

Year ended December 31, 2016	$17,168	$16,699	$(3,927)	$(306)	(1)	$29,634

Year ended December 31, 2017	$29,634	$16,664	$(14,846)	$1,303	(1)	$32,755
_________________
(1) Foreign currency adjustments and acquisitions.

LIVE NATION ENTERTAINMENT, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Deferred Tax Asset Valuation Allowance

Description	Balance at Beginning of Period	Charges of Costs, Expenses and Other	Deletions	Other (1)	Balance at End of Period
	(in thousands)
Year ended December 31, 2015	$593,305	$7,116	$—	$57,683	$658,104

Year ended December 31, 2016	$658,104	$11,820	$—	$11,642	$681,566

Year ended December 31, 2017	$681,566	$18,067	$—	$(103,196)	$596,437
________________________
(1) During 2017, 2016 and 2015, the valuation allowance was adjusted for acquisitions, divestitures and foreign currency adjustments. The 2017 valuation allowance was also reduced due to the reduction in the federal income tax rate to 21%. This reduced the previously fully valued United States deferred tax asset.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Live Nation Entertainment, Inc., as amended.	10-K	001-32601	3.1	2/25/2010	Live Nation
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Live Nation Entertainment, Inc.	8-K	001-32601	3.1	6/7/2013	Live Nation
3.3	Fifth Amended and Restated Bylaws of Live Nation Entertainment, Inc.	8-K	001-32601	3.2	6/7/2013	Live Nation
4.1	Amended and Restated Rights Agreement, dated as of December 18, 2015, between Live Nation Entertainment, Inc. and Computershare Inc.	8-K	001-32601	4.1	12/24/2015	Live Nation
4.2	Form of Certificate of Designations of Series A Junior Participating Preferred Stock.	8-K	001-32601	4.2	12/23/2005	Live Nation
4.3	Form of Right Certificate.	8-K	001-32601	4.3 (Annex B)	12/23/2005	Live Nation
10.1	Stockholder Agreement, dated February 10, 2009, among Live Nation, Inc., Liberty Media Corporation, Liberty USA Holdings, LLC and Ticketmaster Entertainment, Inc.	8-K	001-32601	10.2	2/13/2009	Live Nation
10.2	Registration Rights Agreement, dated January 25, 2010, among Live Nation, Inc., Liberty Media Corporation and Liberty Media Holdings USA, LLC.	8-K	001-32601	10.1	1/29/2010	Live Nation
10.3	Form of Indemnification Agreement.	10-K	001-32601	10.23	2/25/2010	Live Nation
10.4 §	Live Nation Entertainment, Inc. 2005 Stock Incentive Plan, as amended and restated as of March 19, 2015.	8-K	001-32601	10.2	6/11/2015	Live Nation
10.5 §	Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	S-8	333-164507	10.1	1/26/2010	Live Nation
10.6 §	Amendment No. 1 to the Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	10-Q	001-32601	10.1	11/4/2010	Live Nation
10.7 §	Live Nation Entertainment, Inc. 2006 Annual Incentive Plan, as amended and restated as of March 19, 2015.	8-K	001-32601	10.1	6/11/2015	Live Nation
10.8 §	Form Stock Option Agreement for the Live Nation Entertainment, Inc. 2005 Stock Incentive Plan, as amended and restated as of March 19, 2015.	10-K	001-32601	10.12	2/25/2016	Live Nation
10.9 §	Form Restricted Stock Agreement for the Live Nation Entertainment, Inc. 2005 Stock Incentive Plan, as amended and restated as of March 19, 2015.	10-K	001-32601	10.13	2/25/2016	Live Nation
10.10 §	Form Stock Option Agreement for the Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	10-K	001-32601	10.14	2/25/2016	Live Nation

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	Filed Herewith
10.11 §	Form Restricted Stock Agreement for the Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	10-K	001-32601	10.15	2/25/2016	Live Nation
10.12 §	Amended and Restated Live Nation, Inc. Stock Bonus Plan.	8-K	001-32601	10.1	1/25/2010	Live Nation
10.13 §	Employment Agreement, dated October 21, 2009, among Live Nation, Inc., Live Nation Worldwide, Inc. and Michael Rapino.	8-K	001-32601	10.1	10/22/2009	Live Nation
10.14 §	First Amendment to Employment Agreement, dated December 27, 2012 by and between Live Nation Entertainment, Inc. and Michael Rapino.	8-K	001-32601	10.29	2/26/2013	Live Nation
10.15 §	Employment Agreement, entered into December 15, 2017, by and between Live Nation Entertainment, Inc. and Michael Rapino.	8-K	001-32601	10.1	12/18/2017	Live Nation
10.16 §	Performance Share Award Agreement, entered into December 15, 2017, by and between Live Nation Entertainment, Inc. and Michael Rapino.	10-K	001-32601	10.2	12/18/2017	Live Nation
10.17 §	Employment Agreement, effective January 1, 2014, between Live Nation Entertainment, Inc. and Joe Berchtold.	10-K	001-32601	10.24	2/24/2014	Live Nation
10.18 §	Employment Agreement, effective as of January 1, 2018, by and between Live Nation Entertainment, Inc. and Joe Berchtold.	8-K	001-32601	10.1	12/20/2017	Live Nation
10.19 §	Performance Share Award Agreement made as of December 19, 2017, by and between Live Nation Entertainment, Inc. and Joe Berchtold.	8-K	001-32601	10.2	12/20/2017	Live Nation
10.20 §	Employment Agreement, effective January 1, 2014, between Live Nation Entertainment, Inc. and Michael Rowles.	10-K	001-32601	10.17	2/24/2014	Live Nation
10.21 §	Employment Agreement, effective as of January 1, 2018, by and between Live Nation Entertainment, Inc. and Michael Rowles.	8-K	001-32601	10.3	12/20/2017	Live Nation
10.22 §	Employment Agreement, effective January 1, 2014, between Live Nation Entertainment, Inc. and Kathy Willard.	10-K	001-32601	10.19	2/24/2014	Live Nation
10.23 §	Employment Agreement, effective as of January 1, 2018 by and between Live Nation Entertainment, Inc. and Elizabeth K. (Kathy) Willard.	8-K	001-32601	10.4	12/20/2017	Live Nation
10.24 §	Employment Agreement, effective December 17, 2007, between Live Nation Worldwide, Inc. and Brian Capo.	10-Q	001-32601	10.4	8/7/2008	Live Nation
10.25 §	First Amendment to Employment Agreement, effective December 31, 2008, between Live Nation Worldwide, Inc. and Brian Capo.	10-K	001-32601	10.30	3/5/2009	Live Nation

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	Filed Herewith
10.26 §	Second Amendment to Employment Agreement, effective October 22, 2009, between Live Nation Worldwide, Inc. and Brian Capo.	10-K	001-32601	10.55	2/25/2010	Live Nation
10.27 §	Third Amendment to Confirmation of Employment and Compensation Arrangement, effective January 1, 2017, by and between Live Nation Worldwide, Inc. and Brian J. Capo.	10-Q	001-32601	10.1	8/9/2017	Live Nation
10.28	Credit Agreement entered into as of May 6, 2010, among Live Nation Entertainment, Inc., the Foreign Borrowers party thereto, the Guarantors identified therein, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent and J.P. Morgan Europe Limited, as London Agent.	10-Q	001-32601	10.4	8/5/2010	Live Nation
10.29	Amendment No. 1, to the Credit Agreement, dated as of June 29, 2012, entered into by and among Live Nation Entertainment, Inc., the relevant Credit Parties identified therein, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders.	10-Q	001-32601	10.2	8/7/2012	Live Nation
10.30	Amendment No. 2 to the Credit Agreement, dated as of August 16, 2013, entered into by and among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the Lenders, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent and J.P. Morgan Europe Limited, as London agent.	10-Q	001-32601	10.2	5/6/2014	Live Nation
10.31	Amendment No. 3 to the Credit Agreement, dated as of October 31, 2016, entered into by and among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as London agent and the lenders from time to time party thereto.	10-K	001-32601	10.26	2/23/2017	Live Nation
10.32	Amendment No. 4 to the Credit Agreement, dated June 27, 2017, entered into by Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J. P. Morgan Europe Limited, as London agent and the lenders from time to time party thereto.	10-Q	001-32601	10.2	8/9/2017	Live Nation

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	Filed Herewith
10.33	Incremental Term Loan Joinder Agreement No. 1, dated August 20, 2012, by and among Live Nation Entertainment, Inc., JPMorganChase Bank, N.A., as administrative agent, each Incremental Term Loan Lender defined therein and the relevant Credit Parties identified therein.	10-Q	001-32601	10.2	11/5/2012	Live Nation
10.34	Indenture, dated as of May 23, 2014, among Live Nation Entertainment, Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.1	7/31/2014	Live Nation
10.35	First Supplemental Indenture, dated as of August 27, 2014, among Live Nation Entertainment, Inc., Ticketstoday, LLC, the Existing Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.1	10/30/2014	Live Nation
10.36	Second Supplemental Indenture, dated as of October 31, 2014, among Live Nation Entertainment, Inc., EXMO, Inc., Artist Nation Management, Inc., Guyo Entertainment, Inc., the Existing Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-K	001-32601	10.33	2/26/2015	Live Nation
10.37	Third Supplemental Indenture, dated as of March 27, 2015 among Live Nation Entertainment, Inc., Country Nation, LLC, the Existing Guarantors Party thereto and The Bank of New York Mellon Trust Company N.A., as trustee.	10-Q	001-32601	10.1	4/30/2015	Live Nation
10.38	Fourth Supplemental Indenture, dated as of August 13, 2015, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I thereto, FG Acquisition Co, LLC, Front Gate Holdings, LLC and Front Gate Ticketing Solutions, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.2	10/29/2015	Live Nation
10.39	Fifth Supplemental Indenture, dated as of October 31, 2016, among Live Nation Entertainment, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-K	001-32601	10.42	2/23/2017	Live Nation
10.40	Sixth Supplemental Indenture, dated as of April 7, 2017, among Live Nation Entertainment, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.2	5/4/2017	Live Nation
10.41	Indenture, dated as of May 23, 2014, between Live Nation Entertainment, Inc., and HSBC Bank USA, National Association, as trustee.	10-Q	001-32601	10.2	7/31/2014	Live Nation

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	Filed Herewith
10.42	Indenture, dated as of October 31, 2016, by and among Live Nation Entertainment, Inc. the Guarantors defined therein and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-K	001-32601	10.44	2/23/2017	Live Nation
10.43	First Supplemental Indenture, dated as of April 7, 2017, among Live Nation Entertainment, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.1	5/4/2017	Live Nation
12.1	Computation of Ratio of Earnings to Fixed Charges.						X
14.1	Code of Business Conduct and Ethics.						X
21.1	Subsidiaries of the Company.						X
23.1	Consent of Ernst & Young LLP.						X
24.1	Power of Attorney (see signature page).						X
31.1	Certification of Chief Executive Officer.						X
31.2	Certification of Chief Financial Officer.						X
32.1	Section 1350 Certification of Chief Executive Officer.						X
32.2	Section 1350 Certification of Chief Financial Officer.						X
101.INS	XBRL Instance Document.						X
101.SCH	XBRL Taxonomy Schema Document.						X
101.CAL	XBRL Taxonomy Calculation Linkbase Document.						X
101.DEF	XBRL Taxonomy Definition Linkbase Document.						X
101.LAB	XBRL Taxonomy Label Linkbase Document.						X
101.PRE	XBRL Taxonomy Presentation Linkbase Document.						X

§	Management contract or compensatory plan or arrangement.
The Company has not filed long-term debt instruments of its subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2018.

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

Name	Title	Date

/s/ Michael Rapino Michael Rapino	President, Chief Executive Officer and Director	February 27, 2018

/s/ Kathy Willard Kathy Willard	Chief Financial Officer	February 27, 2018

/s/ Brian Capo Brian Capo	Chief Accounting Officer	February 27, 2018

/s/ Mark Carleton Mark Carleton	Director	February 27, 2018

/s/ Jonathan Dolgen Jonathan Dolgen	Director	February 27, 2018

/s/ Ariel Emanuel Ariel Emanuel	Director	February 27, 2018

/s/ Robert Ted Enloe, III Robert Ted Enloe, III	Director	February 27, 2018

/s/ Jeffrey T. Hinson Jeffrey T. Hinson	Director	February 27, 2018

/s/ Jimmy Iovine Jimmy Iovine	Director	February 27, 2018

/s/ Margaret L. Johnson Margaret L. Johnson	Director	February 27, 2018

/s/ James S. Kahan James S. Kahan	Director	February 27, 2018
/s/ Gregory B. Maffei Gregory B. Maffei	Director	February 27, 2018

/s/ Randall T. Mays Randall T. Mays	Director	February 27, 2018

/s/ Mark S. Shapiro Mark S. Shapiro	Director	February 27, 2018