Form 10-Q
period 2018-03-31
Live Nation Entertainment, Inc.
filed 2018-05-03
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
Form 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On April 26, 2018, there were 208,917,592 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 1,615,134 shares of unvested restricted stock awards and excluding 408,024 shares held in treasury.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2018	December 31, 2017
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$2,942,407	$1,825,322
Accounts receivable, less allowance of $31,429 and $32,755, respectively	783,807	725,304
Prepaid expenses	867,936	546,713
Restricted cash	6,376	3,500
Other current assets	44,164	51,903
Total current assets	4,644,690	3,152,742
Property, plant and equipment
Land, buildings and improvements	960,379	955,937
Computer equipment and capitalized software	672,828	610,924
Furniture and other equipment	314,419	312,962
Construction in progress	105,248	133,906
	2,052,874	2,013,729
Less accumulated depreciation	1,165,973	1,127,793
	886,901	885,936
Intangible assets
Definite-lived intangible assets, net	759,326	729,265
Indefinite-lived intangible assets	369,140	369,023
Goodwill	1,772,671	1,754,589
Other long-term assets	684,820	612,708
Total assets	$9,117,548	$7,504,263
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$1,121,424	$948,637
Accounts payable	79,411	85,666
Accrued expenses	1,020,621	1,109,246
Deferred revenue	2,039,018	925,220
Current portion of long-term debt, net	119,414	347,593
Other current liabilities	58,825	160,638
Total current liabilities	4,438,713	3,577,000
Long-term debt, net	2,747,399	1,952,366
Deferred income taxes	138,517	137,635
Other long-term liabilities	155,998	174,391
Commitments and contingent liabilities
Redeemable noncontrolling interests	264,700	244,727
Stockholders’ equity
Common stock	2,076	2,069
Additional paid-in capital	2,348,118	2,374,006
Accumulated deficit	(1,113,378)	(1,079,472)
Cost of shares held in treasury	(6,865)	(6,865)
Accumulated other comprehensive loss	(92,280)	(108,542)
Total Live Nation stockholders’ equity	1,137,671	1,181,196
Noncontrolling interests	234,550	236,948
Total equity	1,372,221	1,418,144
Total liabilities and equity	$9,117,548	$7,504,263

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
		(as adjusted)
	(in thousands except share and per share data)
Revenue	$1,482,384	$1,242,879
Operating expenses:
Direct operating expenses	932,084	775,261
Selling, general and administrative expenses	434,611	383,308
Depreciation and amortization	87,871	80,532
Loss (gain) on disposal of operating assets	38	(659)
Corporate expenses	33,810	25,803
Operating loss	(6,030)	(21,366)
Interest expense	29,741	26,010
Loss on extinguishment of debt	2,943	—
Interest income	(1,183)	(945)
Equity in earnings of nonconsolidated affiliates	(3,715)	(2,340)
Other expense (income), net	328	(2,842)
Loss before income taxes	(34,144)	(41,249)
Income tax expense	6,884	6,521
Net loss	(41,028)	(47,770)
Net loss attributable to noncontrolling interests	(7,122)	(14,777)
Net loss attributable to common stockholders of Live Nation	$(33,906)	$(32,993)

Basic and diluted net loss per common share available to common stockholders of Live Nation	$(0.24)	$(0.22)

Weighted average common shares outstanding:
Basic and diluted	206,728,167	203,730,897

Reconciliation to net loss available to common stockholders of Live Nation:
Net loss attributable to common stockholders of Live Nation	$(33,906)	$(32,993)
Accretion of redeemable noncontrolling interests	(16,385)	(12,577)
Net loss available to common stockholders of Live Nation—basic and diluted	$(50,291)	$(45,570)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net loss	$(41,028)	$(47,770)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	16,262	11,396
Other	—	80
Comprehensive loss	(24,766)	(36,294)
Comprehensive loss attributable to noncontrolling interests	(7,122)	(14,777)
Comprehensive loss attributable to common stockholders of Live Nation	$(17,644)	$(21,517)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
		(as adjusted)
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(41,028)	$(47,770)
Reconciling items:
Depreciation	42,137	35,912
Amortization	45,734	44,620
Amortization of non-recoupable ticketing contract advances	19,945	20,063
Non-cash compensation expense	10,870	7,936
Other, net	6,166	2,410
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(53,080)	(6,558)
Increase in prepaid expenses and other assets	(405,036)	(311,447)
Increase in accounts payable, accrued expenses and other liabilities	52,318	56,600
Increase in deferred revenue	1,097,472	959,971
Net cash provided by operating activities	775,498	761,737
CASH FLOWS FROM INVESTING ACTIVITIES
Investments made in nonconsolidated affiliates	(2,997)	(10,608)
Purchases of property, plant and equipment	(45,125)	(58,881)
Cash paid for acquisitions, net of cash acquired	(20,222)	(4,700)
Purchases of intangible assets	(25,914)	(605)
Other, net	5,532	(233)
Net cash used in investing activities	(88,726)	(75,027)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	856,660	932
Payments on long-term debt	(321,850)	(11,775)
Distributions to noncontrolling interests	(19,523)	(12,227)
Purchases and sales of noncontrolling interests, net	(104,233)	(5,098)
Proceeds from exercise of stock options	7,922	21,628
Payments for deferred and contingent consideration	(11,780)	(1,074)
Other, net	(3,046)	2,547
Net cash provided by (used in) financing activities	404,150	(5,067)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	29,039	20,356
Net increase in cash, cash equivalents and restricted cash	1,119,961	701,999
Cash, cash equivalents and restricted cash at beginning of period	1,828,822	1,529,575
Cash, cash equivalents and restricted cash at end of period	$2,948,783	$2,231,574

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
The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2017 Annual Report on Form 10-K filed with the SEC on February 27, 2018.
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
Cash, Cash Equivalents and Restricted Cash
Included in the March 31, 2018 and December 31, 2017 cash and cash equivalents balance is $887.7 million and $769.4 million, respectively, of cash received that includes the face value of tickets sold on behalf of ticketing clients and their share of service charges, which amounts are to be remitted to these clients.
Restricted cash consists of cash held in escrow accounts to fund capital improvements of certain leased or operated venues. The cash is held in these accounts pursuant to the related lease or operating agreement.
Acquisitions
During the first three months of 2018, the Company completed several acquisitions that were accounted for as business combinations under the acquisition method of accounting. These acquisitions were not significant either on an individual basis or in the aggregate.
Income Taxes
Each reporting period, the Company evaluates the realizability of all of its deferred tax assets in each tax jurisdiction. As of March 31, 2018, the Company continued to maintain a full valuation allowance against its net deferred tax assets in certain jurisdictions due to cumulative pre-tax losses. As a result of the valuation allowances, no tax benefits have been recognized for losses incurred in those tax jurisdictions for the first three months of 2018 and 2017.
Accounting Pronouncements - Recently Adopted
Revenue Recognition
In May 2014, the FASB issued a comprehensive new revenue recognition standard that superseded nearly all existing revenue recognition guidance under GAAP. The new standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The FASB also issued important guidance clarifying certain guidelines of the standard including (1) reframing the indicators in the principal versus agent guidance to focus on evidence that a company is acting as a principal rather than agent and (2) identifying performance obligations and licensing. The guidance should be applied retrospectively, either to each prior period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative-effect adjustment as of the date of adoption. The Company adopted this standard on January 1, 2018, applying it retrospectively to each prior period presented in the financial statements. The Company elected to use the consideration at the date of contract completion rather than estimating variable consideration in the comparative reporting periods and also elected not to provide disclosure of the amount and expected timing of recognition for consideration allocated to the remaining performance obligations. Had the Company estimated variable consideration for the comparative periods, it believes it would have resulted in an insignificant shift of revenue recognition between quarters. The adoption of this guidance did not have an impact to operating income.
For the Ticketing segment, the Company no longer presents payments to certain third parties as an expense and now reflects these payments as a reduction of revenue. The remaining revenue streams of the Company were not impacted by the new guidance. The table below represents the impact of the adoption to the Company’s consolidated and Ticketing segment’s results of operations for the three months ended March 31, 2017. The impact to the consolidated results of operations includes the elimination of intercompany transactions between the Company’s Concerts and Ticketing segments.

	As Reported	Adjustment	As Adjusted
	(in thousands)
Consolidated
Revenue	$1,413,181	$(170,302)	$1,242,879
Direct operating expenses	$925,500	$(150,239)	$775,261
Depreciation and amortization	$100,595	$(20,063)	$80,532
Ticketing Segment
Revenue	$493,710	$(180,872)	$312,838
Direct operating expenses	$261,803	$(160,070)	$101,733
Depreciation and amortization	$47,339	$(20,802)	$26,537
See Note 8—Revenue Recognition for further discussion of the adoption of this guidance.
Other Pronouncements
In January 2016, the FASB issued amendments for the recognition, measurement, presentation and disclosure of financial instruments. Among other things, the guidance requires equity investments that do not result in consolidation, and which are not accounted for under the equity method, to be measured at fair value with any change in fair value recognized in net income unless the investments do not have readily determinable fair values. The amendments are to be applied through a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption with the exception of equity investments without readily determinable fair values, which will be applied prospectively. The Company adopted this guidance on January 1, 2018, and the adoption did not have a material impact on its financial position and results of operations.
In October 2016, the FASB issued guidance that requires companies to recognize the income tax effects of intercompany sales and transfers of assets, other than inventory, in the period in which the transfer occurs. That is a change from current guidance which requires companies to defer the income tax effects of intercompany transfers of assets until the asset has been sold to an outside party or otherwise recognized. The guidance should be applied on a modified retrospective basis. The Company adopted this guidance on January 1, 2018, and the adoption did not impact its financial position or results of operations.
In November 2016, the FASB issued guidance that requires restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning and ending total amounts in the statement of cash flows. The guidance should be applied on a retrospective basis to each period presented. The Company adopted this guidance on January 1, 2018, and the adoption did not have a material impact on its statements of cash flows.
In January 2017, the FASB issued guidance that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business and should be accounted for as an asset acquisition rather than a business combination. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs. The guidance should be applied prospectively to any transactions occurring within the period of adoption. The Company adopted this guidance on January 1, 2018, and will apply it prospectively to acquisitions occurring on or after such date.
Accounting Pronouncements - Not Yet Adopted
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

To assess the impact of the standard, the Company has dedicated certain of its personnel to lead the implementation effort. These personnel reviewed the amended guidance and subsequent clarifications and attended multiple training sessions in order to understand the potential impact the new standard could have on the Company’s financial position and results of operations. The Company has formed a cross-functional steering committee including members from its major divisions. The Company is in the process of implementing third-party lease accounting software to record, analyze and calculate the financial statement and disclosure impacts.
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
NOTE 2—LONG-LIVED ASSETS
Definite-lived Intangible Assets
The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the three months ended March 31, 2018:

	Revenue- generating contracts	Client / vendor relationships	Trademarks and naming rights	Technology	Other (1)	Total
	(in thousands)
Balance as of December 31, 2017:
Gross carrying amount	$789,363	$341,449	$126,331	$63,666	$135,231	$1,456,040
Accumulated amortization	(410,011)	(186,357)	(32,681)	(22,745)	(74,981)	(726,775)
Net	379,352	155,092	93,650	40,921	60,250	729,265
Gross carrying amount:
Acquisitions—current year	1,157	37,777	—	20,466	11,983	71,383
Acquisitions—prior year	(977)	—	—	194	400	(383)
Foreign exchange	5,791	2,126	67	278	1,598	9,860
Other (2)	—	(3,700)	—	(5)	(2,306)	(6,011)
Net change	5,971	36,203	67	20,933	11,675	74,849
Accumulated amortization:
Amortization	(18,947)	(12,836)	(3,139)	(5,565)	(5,247)	(45,734)
Foreign exchange	(3,190)	(832)	(163)	(110)	(802)	(5,097)
Other(2)	—	3,700	8	28	2,307	6,043
Net change	(22,137)	(9,968)	(3,294)	(5,647)	(3,742)	(44,788)
Balance as of March 31, 2018:
Gross carrying amount	795,334	377,652	126,398	84,599	146,906	1,530,889
Accumulated amortization	(432,148)	(196,325)	(35,975)	(28,392)	(78,723)	(771,563)
Net	$363,186	$181,327	$90,423	$56,207	$68,183	$759,326
______________
(1) Other includes intangible assets for non-compete agreements and venue management and leasehold agreements.
(2) Other includes netdowns of fully amortized assets.
Included in the current year acquisitions amounts above are definite-lived intangible assets primarily associated with the acquisitions of controlling interests in a concert promotion business and an artist management business that are both located in the United States, and the acquisition of certain software assets from a business located in the United States.

The 2018 additions to definite-lived intangible assets from acquisitions have weighted-average lives as follows:

Weighted- Average Life (years)
Revenue-generating contracts	3
Client/vendor relationships	9
Technology	3
Other	12
All categories	8
Amortization of definite-lived intangible assets for the three months ended March 31, 2018 and 2017 was $45.7 million and $44.6 million, respectively.
As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization will vary.
Goodwill
The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the three months ended March 31, 2018:

	Concerts	Sponsorship & Advertising	Ticketing	Total
	(in thousands)
Balance as of December 31, 2017:
Goodwill	$1,015,913	$401,753	$761,786	$2,179,452
Accumulated impairment losses	(424,863)	—	—	(424,863)
Net	591,050	401,753	761,786	1,754,589
Acquisitions—current year	6,615	—	—	6,615
Acquisitions—prior year	771	2,459	—	3,230
Foreign exchange	2,219	3,832	2,186	8,237
Balance as of March 31, 2018:
Goodwill	1,025,518	408,044	763,972	2,197,534
Accumulated impairment losses	(424,863)	—	—	(424,863)
Net	$600,655	$408,044	$763,972	$1,772,671
The Company is in various stages of finalizing its acquisition accounting for recent acquisitions, which include the use of external valuation consultants, and the completion of this accounting could result in a change to the associated purchase price allocations, including goodwill and its allocation between segments.

Investments in Nonconsolidated Affiliates
The Company has investments in various affiliates which are not consolidated and are accounted for under the equity method of accounting. The Company records its investments in these entities on the balance sheets as investments in nonconsolidated affiliates reported as part of other long-term assets. The Company’s interests in these operations are recorded in the statements of operations as equity in earnings of nonconsolidated affiliates. For the three months ended March 31, 2018, certain investments are considered significant on an aggregate basis.
Summarized unaudited income statement information for the Company’s nonconsolidated affiliates considered significant in the aggregate are as follows (at 100%):

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Revenue	$14,414	$13,810
Operating income	$9,025	$7,565
Net income	$7,194	$5,714
Net income attributable to the common stockholders of the equity investee	$7,104	$5,702
NOTE 3—LONG-TERM DEBT
In March 2018, the Company issued $300 million principal amount of 5.625% senior notes due 2026, issued $550 million principal amount of 2.5% convertible senior notes due 2023 and amended its senior secured credit facility reducing the applicable interest rate for the term loan B. Total gross proceeds of $850.0 million from the issuance of these borrowings were used to repay $223.3 million of the outstanding principal amount of the Company’s 2.5% convertible senior notes due 2019 and to pay the related repurchase premium of $81.9 million on the 2.5% convertible senior notes due 2019 and accrued interest and fees of $20.9 million, leaving $523.9 million in additional cash available to repurchase the remaining outstanding principal of its 2.5% convertible senior notes due 2019 and for general corporate purposes. The Company recorded a $2.9 million loss on extinguishment of debt related to this refinancing.
Long-term debt, which includes capital leases, at March 31, 2018 and December 31, 2017, consists of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Senior Secured Credit Facility:
Term loan A	$171,000	$175,750
Term loan B	960,424	962,849
4.875% Senior Notes due 2024	575,000	575,000
5.625% Senior Notes due 2026	300,000	—
5.375% Senior Notes due 2022	250,000	250,000
2.5% Convertible Senior Notes due 2023	550,000	—
2.5% Convertible Senior Notes due 2019	51,684	275,000
Other long-term debt	120,483	99,393
Total principal amount	2,978,591	2,337,992
Less unamortized discounts and debt issuance costs	(111,778)	(38,033)
Total debt, net of unamortized discounts and debt issuance costs	2,866,813	2,299,959
Less: current portion	119,414	347,593
Total long-term debt, net of unamortized discounts and debt issuance costs	$2,747,399	$1,952,366

Future maturities of long-term debt at March 31, 2018 are as follows:

(in thousands)
April 1 - December 31, 2018	$118,652
2019	41,261
2020	72,281
2021	122,917
2022	819,189
Thereafter	1,804,291
Total	$2,978,591
All long-term debt without a stated maturity date is considered current and is reflected as maturing in the earliest period shown in the table above. See Note 4—Fair Value Measurements for discussion of fair value measurement of the Company’s long-term debt.
5.625% Senior Notes
In March 2018, the Company issued $300 million principal amount of 5.625% senior notes due 2026. Interest on the notes is payable semiannually in cash in arrears on March 15 and September 15, beginning September 15, 2018, and the notes will mature on March 15, 2026. The Company may redeem some or all of the notes at any time prior to March 15, 2021 at a price equal to 100% of the principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium. The Company may redeem up to 35% of the aggregate principal amount of the notes from proceeds of certain equity offerings prior to March 15, 2021, at a price equal to 105.625% of the aggregate principal amount being redeemed, plus accrued and unpaid interest thereon, if any, to the date of redemption. In addition, on or after March 15, 2021, the Company may redeem some or all of the notes at any time at redemption prices that start at 104.219% of their principal amount, plus any accrued and unpaid interest to the date of redemption. The Company must make an offer to redeem the notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to the repurchase date, if it experiences certain defined changes of control.
2.5% Convertible Senior Notes Due 2023
In March 2018, the Company issued $550 million principal amount of 2.5% convertible senior notes due 2023. The notes pay interest semiannually in arrears on March 15 and September 15, beginning September 15, 2018, at a rate of 2.5% per annum. The notes will mature on March 15, 2023, and may not be redeemed by the Company prior to the maturity date. The notes will be convertible, under certain circumstances, until December 15, 2022, and on or after such date without condition, at an initial conversion rate of 14.7005 shares of the Company’s common stock per $1,000 principal amount of notes, subject to adjustment, which represents a 54.4% conversion premium based on the last reported sale price for the Company’s common stock of $44.05 on March 19, 2018. Upon conversion, the notes may be settled in shares of common stock or, at the Company’s election, cash or a combination of cash and shares of common stock. Assuming the Company fully settled the notes in shares, the maximum number of shares that could be issued to satisfy the conversion is currently 8.1 million.
If the Company experiences a fundamental change, as defined in the indenture governing the notes, the holders of the 2.5% convertible senior notes due 2023 may require the Company to purchase for cash all or a portion of their notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any.
The carrying amount of the equity component of the notes is $64.0 million, which is treated as a debt discount, and the principal amount of the liability component (face value of the notes) is $550 million. As of March 31, 2018, the remaining period for the debt discount was approximately 5 years and the value of the notes, if converted and fully settled in shares, did not exceed the principal amount of the notes. As of March 31, 2018, the effective interest rate on the liability component of the notes was 5.7%. The following table summarizes the amount of pre-tax interest cost recognized on the notes:

Three Months Ended March 31, 2018
(in thousands)
Interest cost recognized relating to:
Contractual interest coupon	$458
Amortization of debt discount	—
Amortization of debt issuance costs	—
Total interest cost recognized on the notes	$458

2.5% Convertible Senior Notes Due 2019
As noted above, in March 2018, the Company retired $223.3 million of the outstanding principal amount of its 2.5% convertible senior notes due 2019 for $305.2 million plus fees and accrued interest in private repurchase transactions. The fair value of the equity component of the notes prior to repurchase was calculated assuming a 4.87% non-convertible borrowing rate resulting in $83.4 million of the total repurchase price being recorded to additional paid-in capital. The Company expects to repurchase the remaining outstanding principal amount of the notes in the near future.
NOTE 4—FAIR VALUE MEASUREMENTS
The following table shows the fair value of the Company’s significant financial assets that are required to be measured at fair value on a recurring basis, which are classified on the balance sheets as cash and cash equivalents:

	Fair Value Measurements at
	March 31, 2018	December 31, 2017
	Level 1
	(in thousands)
Assets:
Cash equivalents	$485,413	$58,063
The Company has cash equivalents which consist of money market funds. Fair values for cash equivalents are based on quoted prices in an active market which are considered to be Level 1 inputs as defined in the FASB guidance.
The Company’s outstanding debt held by third-party financial institutions is carried at cost, adjusted for any discounts or debt issuance costs. The Company’s debt is not publicly traded and the carrying amounts typically approximate fair value for debt that accrues interest at a variable rate, which are considered to be Level 2 inputs as defined in the FASB guidance. The following table presents the estimated fair values of the Company’s senior notes and convertible senior notes at March 31, 2018 and December 31, 2017:

	Estimated Fair Value at
	March 31, 2018	December 31, 2017
	Level 2
	(in thousands)
4.875% Senior Notes due 2024	$561,459	$592,325
5.625% Senior Notes due 2026	$304,389	$—
5.375% Senior Notes due 2022	$255,735	$259,233
2.5% Convertible Senior Notes due 2023	$556,226	$—
2.5% Convertible Senior Notes due 2019	$66,052	$310,635
The estimated fair value of the Company’s third-party, fixed-rate debt is based on quoted market prices in active markets for the same or similar debt, which are considered to be Level 2 inputs. The Company had fixed-rate debt held by noncontrolling interest partners with a face value of $45.2 million and $44.0 million at March 31, 2018 and December 31, 2017, respectively. The Company is unable to determine a fair value for this debt.

NOTE 5—COMMITMENTS AND CONTINGENT LIABILITIES
During 2018, the Company has entered into new, or it has exercised options to extend existing, long-term operating leases for office space and venues. These new or extended non-cancelable lease agreements have added future minimum rental commitments of approximately $7.3 million for the remainder of 2018, $9.1 million for 2019, $7.4 million for 2020, $10.7 million for 2021, $10.9 million for 2022 and $128.6 million thereafter. The Company has leases that contain contingent payment requirements for which payments vary depending on revenue, tickets sold or other variables.
During 2018, the Company has entered into new, or it has renewed existing, long-term non-cancelable contracts with various artists and ticketing clients. These new or renewed non-cancelable contracts have added future minimum commitments of approximately $187.9 million for the remainder of 2018, $173.2 million for 2019, $115.4 million for 2020, $97.4 million for 2021, $96.4 million for 2022 and $68.2 million thereafter.
Litigation
Securities Class Action Litigation
In April 2018, a class action lawsuit, captioned Kathryn A. Poser v. Live Nation Entertainment, Inc., et al., was filed against the Company in the United States District Court for the Central District of California. The complaint asserts claims against the Company and certain individual officers for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 of the Exchange Act. The plaintiff seeks to represent a proposed class of all persons who acquired the Company’s common stock during the alleged class period of February 23, 2017 through March 30, 2018. The complaint seeks damages allegedly caused by statements and/or omissions pertaining to the Company’s compliance with the terms of its antitrust consent decree with the United States Department of Justice related to its acquisition of Ticketmaster in 2010, as well as its internal controls regarding compliance with the consent decree. The plaintiff claims the alleged misstatements and/or omissions were materially misleading and operated to artificially inflate the price paid for the Company’s common stock during the alleged class period, and seeks unspecified compensatory damages, attorneys’ fees and costs. Based on information presently known, the Company does not believe that a loss is probable of occurring at this time, and believes that the potential liability, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations. Considerable uncertainty exists regarding the validity of the claims and damages asserted against the Company. As a result, the Company is currently unable to estimate the possible loss or range of loss for this matter. The Company intends to vigorously defend this action.
NOTE 6—INCOME TAXES
In December 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted, which amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the TCJA reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate. The rate reduction took effect on January 1, 2018. The TCJA enactment caused the Company’s United States deferred tax assets and liabilities to be revalued at December 31, 2017. The international provisions of the TCJA generally establish a territorial-style system for taxing foreign-sourced income of domestic multinational corporations, require companies to pay a one-time transition tax on earnings of certain foreign-sourced subsidiaries that were previously tax-deferred, and create new taxes on certain foreign-sourced earnings. At December 31, 2017, the Company made a reasonable estimate of the effects of the TCJA on existing deferred tax balances and the one-time transition tax. The Company has not completed the calculation of the total post-1986 earnings and profits for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the Company finalizes the calculation of post-1986 foreign earnings and profits previously deferred from United States federal taxation and finalizes the amounts held in cash or other specified assets. No additional income taxes have been provided for any remaining undistributed foreign earnings that are considered to be permanently reinvested.
In December 2017, the SEC issued guidance for companies that have not completed the accounting for the income tax effects of the TCJA. Under this guidance, a company may report provisional amounts based on reasonable estimates where the accounting is incomplete. These amounts are subject to adjustments during a measurement period of up to one year beginning in the reporting period of the enactment date. In accordance with this guidance, the Company has determined that the impact of the TCJA on deferred taxes and the transition tax inclusion recorded on the mandatory deemed repatriation of foreign earnings were provisional amounts and reasonable estimates at December 31, 2017. The amounts recorded remain reasonable estimates as of March 31, 2018 based on information available to date. Additional work is necessary for a more detailed analysis of our deferred tax assets and liabilities and our historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to the amount will be recorded in the quarter of 2018 when the analysis is complete, but is not anticipated to impact tax expense due to the existence of fully-valued tax attribute carryforwards.
Although the TCJA generally eliminates United States federal income tax on dividends from foreign subsidiaries, it creates a new requirement that certain income referred to as Global Intangible Low-Taxed Income (“GILTI”) earned by controlled foreign corporations must be included currently in the gross income of the entity's United States taxpayer. In accordance with this guidance, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future United States inclusions in taxable income related to GILTI as a current-period expense when incurred or (2) factoring such amounts into the Company’s measurement of its deferred taxes. Because of the complexity of the new GILTI tax rules, the Company continues to evaluate this provision of the TCJA and has not yet determined its accounting policy. At March 31, 2018, because the Company is still evaluating the GILTI provisions and its analysis of future taxable income that is subject to GILTI, it has included GILTI related to current-year operations only in its estimated annual effective tax rate computations and has not provided additional GILTI on deferred items. The GILTI taxable income inclusion does not impact the first quarter 2018 tax expense due to the existence of fully-valued tax attribute carryforwards.
NOTE 7—EQUITY
The following table shows the reconciliation of the carrying amount of stockholders’ equity attributable to Live Nation, equity attributable to noncontrolling interests, total equity and also redeemable noncontrolling interests for the three months ended March 31, 2018:

	Live Nation Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands)			(in thousands)
Balance at December 31, 2017	$1,181,196	$236,948	$1,418,144	$244,727
Non-cash compensation expense	10,870	—	10,870	—
Common stock issued under stock plans, net of shares withheld for employee taxes	(7,946)	—	(7,946)	—
Exercise of stock options	7,922	—	7,922	—
Fair value of convertible debt conversion feature, net of issuance costs	62,624	—	62,624	—
Repurchase of convertible debt conversion feature	(83,416)	—	(83,416)	—
Acquisitions	—	13,449	13,449	10,181
Purchases of noncontrolling interests	566	(493)	73	(358)
Redeemable noncontrolling interests fair value adjustments	(16,532)	—	(16,532)	16,532
Contributions received	—	4,900	4,900	—
Cash distributions	—	(16,277)	(16,277)	(3,246)
Other	31	9	40	—
Comprehensive income (loss):
Net loss	(33,906)	(3,986)	(37,892)	(3,136)
Foreign currency translation adjustments	16,262	—	16,262	—
Balance at March 31, 2018	$1,137,671	$234,550	$1,372,221	$264,700
Accumulated Other Comprehensive Loss
The following table presents changes in the components of AOCI, net of taxes, for the three months ended March 31, 2018:

Total (Foreign Currency Items)
(in thousands)
Balance at December 31, 2017	$(108,542)
Other comprehensive income before reclassifications	16,262
Net other comprehensive income	16,262
Balance at March 31, 2018	$(92,280)

Earnings Per Share
Basic net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted net income (loss) per common share includes the effects of the assumed exercise of any outstanding stock options, the assumed vesting of shares of restricted stock awards and the assumed conversion of the convertible senior notes where dilutive. For the three months ended March 31, 2018 and 2017, there were no reconciling items to the weighted average common shares outstanding in the calculation of diluted net income (loss) per common share.
The following table shows securities excluded from the calculation of diluted net income (loss) per common share because such securities are anti-dilutive:

	Three Months Ended March 31,
	2018	2017
Options to purchase shares of common stock	14,016,157	16,029,944
Restricted and deferred stock awards—unvested	4,088,759	1,172,384
Conversion shares related to the convertible senior notes	9,575,650	7,929,982
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	27,680,566	25,132,310
NOTE 8—REVENUE RECOGNITION
Concerts
Concerts revenue for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Total Concerts Revenue	$1,038,921	$863,277
Percentage of consolidated revenue	70.1%	69.5%
The Concerts segment generates revenue from the promotion or production of live music events and festivals in the Company’s owned or operated venues and in rented third-party venues, artist management commissions and selling merchandise for music artists at events. As a promoter and venue operator, the Company earns revenue primarily from the sale of tickets, concessions, merchandise, parking, venue sponsorship, ticket rebates or service charges on tickets sold by Ticketmaster or third-party ticketing agreements and rental of the Company’s owned or operated venues. As an artist manager, the Company earns commissions on the earnings of the artists and other clients the Company represents, primarily derived from clients’ earnings for concert tours. Over 95% of Concerts’ revenue, whether related to promotion, venue operations, artist management or artist event merchandising, is recognized on the day of the related event. The majority of consideration for the Concerts segment is collected in advance of the event and on the day of the event. Consideration received in advance of the event is recorded as deferred revenue. Any consideration not collected by the day of the event is typically received within three months of the event date.
Sponsorship & Advertising
Sponsorship & Advertising revenue for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Total Sponsorship & Advertising Revenue	$74,559	$63,988
Percentage of consolidated revenue	5.0%	5.1%
The Sponsorship & Advertising segment generates revenue from sponsorship and marketing programs that provide its sponsors with strategic, international, national and local opportunities to reach customers through the Company’s venue, artist relationship and ticketing assets, including advertising on its websites. These programs can also include custom events or programs for the sponsors’ specific brands which are typically experienced exclusively by the sponsors’ customers.

Sponsorship agreements may contain multiple elements, which provide several distinct benefits to the sponsor over the term of the agreement which can be for a single or multi-year term. The Company also earns revenue from exclusive access rights provided to sponsors in various categories such as ticket pre-sales, beverage pouring rights and venue naming rights, media campaigns, signage within the Company’s venues, and advertising on its websites. Revenue from sponsorship agreements is allocated to the multiple elements based on the relative stand-alone selling price of each separate element which are determined using vendor specific evidence, third-party evidence or the Company’s best estimate of the fair value. Revenue is recognized over the term of the agreement or operating season as the benefits are provided to the sponsor unless the revenue is associated with a specific event, in which case it is recognized when the event occurs. Revenue is collected in installment payments during the year, typically in advance of providing the benefit or the event. Revenue received in advance of the event or the sponsor receiving the benefit is recorded as deferred revenue.
At March 31, 2018, the Company had contracted sponsorship agreements with terms greater than one year that had approximately $808.0 million of revenue related to future benefits to be provided by the Company. The Company expects to recognize 29%, 24%, 16% and 31% of this revenue in the remainder of 2018, 2019, 2020 and thereafter, respectively.
Ticketing
Ticketing revenue for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Total Ticketing Revenue	$372,373	$312,838
Percentage of consolidated revenue	25.1%	25.2%
Ticket fee revenue is generated from convenience and order processing fees, or service charges, charged at the time a ticket for an event is sold in either the primary or secondary markets. The Ticketing segment is primarily an agency business that sells tickets for events on behalf of its clients which include venues, concert promoters, professional sports franchises and leagues, college sports teams, theatre producers and museums. Ticket fee revenue is recognized when the ticket is sold for third-party clients and secondary market sales as the Company has no further obligation to its client’s customers following the sale of the ticket. For the Company’s concert events, where its concert promoters control ticketing, ticket fee revenue is recognized when the event occurs because the Company also has the obligation to deliver the event to the fan. The delivery of the ticket to the fan is not considered a distinct performance obligation for the Company’s concert events because the fan cannot receive the benefits of the ticket unless the Company also fulfills its obligation to deliver the event. The majority of ticket fee revenue is collected within the month of the ticket sale. Revenue received from the sale of tickets in advance of the Company’s concert events is recorded as deferred revenue.
Ticketing contract advances, which can be either recoupable or non-recoupable, represent amounts paid in advance to the Company’s clients pursuant to ticketing agreements and are reflected in prepaid expenses or in other long-term assets if the amount is expected to be recouped or recognized over a period of more than 12 months. Recoupable ticketing contract advances are generally recoupable against future royalties earned by the clients, based on the contract terms, over the life of the contract. Royalties are typically earned by the client when tickets are sold. Royalties paid to clients are recorded as a reduction to revenue when the tickets are sold and the corresponding service charge revenue is recognized. Non-recoupable ticketing contract advances, excluding those amounts paid to support clients’ advertising costs, are fixed additional incentives occasionally paid by the Company to secure the contract with certain clients and are normally amortized over the life of the contract on a straight-line basis as a reduction to revenue. At March 31, 2018 and December 31, 2017, the Company had ticketing contract advances of $66.8 million and $76.0 million, respectively, in prepaid expenses and $78.1 million and $78.6 million, respectively, in other long-term assets. For the three months ended March 31, 2018 and 2017, the Company amortized $42.2 million and $40.1 million, respectively, related to ticketing contract advances.
Deferred Revenue
The majority of the Company’s deferred revenue is classified as current and is shown as a separate line item on the consolidated balance sheets. Deferred revenue that is not expected to be recognized within the next twelve months is classified as long-term and reflected in other long-term liabilities on the consolidated balance sheets. The Company had current deferred revenue of $925.2 million and $805.0 million at December 31, 2017 and 2016, respectively. The table below summarizes the amount of deferred revenue recognized during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Concerts	$330,760	$253,021
Sponsorship & Advertising	14,213	11,575
Ticketing	13,791	11,577
Other & Corporate	962	629
	$359,726	$276,802
NOTE 9—SEGMENT DATA
The Company’s reportable segments are Concerts, Sponsorship & Advertising and Ticketing. The Concerts segment involves the promotion of live music events globally in the Company’s owned or operated venues and in rented third-party venues, the production of music festivals, the operation and management of music venues, the creation of associated content and the provision of management and other services to artists. The Sponsorship & Advertising segment manages the development of strategic sponsorship programs in addition to the sale of international, national and local sponsorships and the placement of advertising such as signage, promotional programs, rich media offerings, including advertising associated with live streaming and music-related original content, and ads across the Company’s distribution network of venues, events and websites. The Ticketing segment involves the management of the Company’s global ticketing operations, including providing ticketing software and services to clients, ticket resale services and online access for customers relating to ticket and event information, and is responsible for the Company’s primary ticketing website, www.ticketmaster.com.
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

The following table presents the results of operations for the Company’s reportable segments for the three months ended March 31, 2018 and 2017:

	Concerts	Sponsorship & Advertising	Ticketing	Other	Corporate	Eliminations	Consolidated
	(in thousands)
Three Months Ended March 31, 2018
Revenue	$1,038,921	$74,558	$372,373	$777	$—	$(4,245)	$1,482,384
Direct operating expenses	796,165	15,751	124,284	129	—	(4,245)	932,084
Selling, general and administrative expenses	261,091	20,095	149,583	3,842	—	—	434,611
Depreciation and amortization	45,535	7,610	33,633	209	884	—	87,871
Loss on disposal of operating assets	21	—	17	—	—	—	38
Corporate expenses	—	—	—	—	33,810	—	33,810
Operating income (loss)	$(63,891)	$31,102	$64,856	$(3,403)	$(34,694)	$—	$(6,030)
Intersegment revenue	$249	$—	$3,996	$—	$—	$(4,245)	$—
Capital expenditures	$19,613	$382	$20,305	$12	$854	$—	$41,166
Three Months Ended March 31, 2017
Revenue	$863,277	$63,988	$312,838	$5,847	$—	$(3,071)	$1,242,879
Direct operating expenses	664,745	11,574	101,733	279	—	(3,070)	775,261
Selling, general and administrative expenses	228,580	19,458	130,037	5,233	—	—	383,308
Depreciation and amortization	46,442	6,510	26,537	109	935	(1)	80,532
Loss (gain) on disposal of operating assets	(683)	—	—	—	24	—	(659)
Corporate expenses	—	—	—	—	25,803	—	25,803
Operating income (loss)	$(75,807)	$26,446	$54,531	$226	$(26,762)	$—	$(21,366)
Intersegment revenue	$389	$—	$2,682	$—	$—	$(3,071)	$—
Capital expenditures	$33,642	$505	$25,452	$146	$4,122	$—	$63,867

NOTE 10—SUBSEQUENT EVENT
In May 2018, the Company and one of its wholly-owned subsidiaries entered into a share subscription agreement to acquire a 50% noncontrolling interest in Rock City, S.A., a festival promotion business located in Brazil, for $34.8 million.  Under the agreement, the Company has agreed to pay $0.2 million for the right to acquire an additional 1% controlling interest, for nominal consideration, that is exercisable (i) during the 60-day period beginning 120 days prior to the festival event in Rio De Janeiro, Brazil to be held in 2019, (ii) during the 60-day period commencing January 1, 2020 and (iii) thereafter upon the occurrence of certain triggering events. The transaction will be accounted for as an asset acquisition of an investment in a nonconsolidated affiliate until the option to purchase the 1% controlling interest is exercised. The transaction is expected to close in May.

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
Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth below under Part II Item 1A.—Risk Factors, in Part I Item IA.—Risk Factors of our 2017 Annual Report on Form 10-K, as well as other factors described herein or in our annual, quarterly and other reports we file with the SEC (collectively, “cautionary statements”). Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. We do not intend to update these forward-looking statements, except as required by applicable law.
Executive Overview
The first quarter of 2018 was a strong start for the year with our overall revenue increasing by 19% to $1.5 billion on a reported basis for the quarter, representing 16% growth on a constant currency basis. The revenue growth was across all of our segments as a result of increased concert fans, higher sponsorship revenue and increased fee-bearing ticket sales. Our operating loss for the quarter improved as compared to the first quarter of 2017 as a result of double-digit growth across all segments. As the leading global live event and ticketing company, we believe that we are well-positioned to provide the best service to artists, teams, fans and venues and therefore drive growth across all our businesses. We believe that by leveraging our leadership position in the entertainment industry to reach fans through the live concert experience, we will sell more tickets and uniquely engage more advertising partners. By advancing innovation in ticketing technology, we will continue to improve the fan experience by offering increased and more diversified choices in an expanded ticketing marketplace. This gives us a compelling opportunity to continue to grow our fan base and our results.
Our Concerts segment revenue increased 20% on a reported basis, or 16% on a constant currency basis, largely due to the performance of arena shows in North America and Europe, higher touring activity in Latin America, and increased theater and club volume in North America. Show count for the quarter was up 22% compared to last year while the number of fans attending our concert events increased by 15% in the quarter to over 12 million, with growth largely from arena shows as well as incremental theater and club attendance driven by expansion of our venue footprint in the United States over the past year. Concerts operating loss improved as compared to the prior year largely as a result of stronger arena content globally as well as improved performance in Latin America. Ticket sales for future events are ahead of where we were last year, driving a 12% growth in event-related deferred revenue at the end of March, which puts us in a good position for our concert season in the second and third quarters. We will continue to drive global show and fan volume by extending our geographic footprint, expand our premium ticket pricing programs, and grow our onsite revenue through elevated consumer offerings as well as increasing our points of sale. Longer term, we continue to look for expansion opportunities in Concerts, both domestically and internationally, as well as ways to market our events more effectively in order to continue to expand our fan base and geographic reach and to sell more tickets.
Our Sponsorship & Advertising segment revenue increased by 17% on a reported basis, or 12% on a constant currency basis, driven by higher online revenue in North America as well as increased sponsorship from newer markets. We are focused on growing our national and global partners, growing our onsite sponsorship by developing new venue and festival products, and expanding our media and digital advertising. Our extensive onsite and online reach, global venue distribution network, artist relationships and ticketing operations are the keys to securing long-term sponsorship and advertising agreements with major brands, and we plan to expand these assets while extending our sales reach further into new international markets.
Our Ticketing segment revenue increased 19% on a reported basis, or 17% on a constant currency basis. The revenue growth came from both higher primary ticket sales in North America as well as continued growth from our resale business in the United States. Operating income for the quarter also improved, largely from the higher primary and resale activity. Overall, the total number of fee-bearing tickets sold increased 7% due to stronger concert ticket sales in North America. All three months in the first quarter of 2018 were among our top ten global sales months ever, as we saw concert ticket sales grow by 15%, driven by strong on-sales for high profile tours. Our ongoing efforts to enhance the consumer experience were reflected in higher conversion rates globally for the first quarter, with both mobile and desktop conversion up year-over-year. As a result of our focus on improving consumer choice and convenience, our mobile sales continue to grow. This quarter, 39% of our total tickets were sold via mobile and tablet devices, up from 31% in the first quarter of 2017. We will continue to invest in our ticketing platform to improve the ticket buying experience for our fans and provide better tools and information resources for our venue clients.
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
Ticketing direct operating expenses include call center costs and credit card fees, along with other costs.
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

Key Operating Metrics

	Three Months Ended March 31,
	2018	2017
	(in thousands except estimated events)
Concerts (1)
Events:
North America	4,867	3,748
International	2,395	2,208
Total estimated events	7,262	5,956
Fans:
North America	6,823	5,775
International	5,680	5,125
Total estimated fans	12,503	10,900
Ticketing (2)
Fee-bearing tickets	53,029	49,602
Non-fee-bearing tickets	64,497	67,333
Total estimated tickets	117,526	116,935
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

(2)
The fee-bearing tickets estimated above include primary and secondary tickets that are sold using our Ticketmaster systems or that we issue through affiliates. This metric includes primary tickets sold during the period regardless of event timing, except for our own events where our concert promoters control ticketing and which are reported as the events occur. The non-fee-bearing tickets estimated above include primary tickets sold using our Ticketmaster systems, through season seat packages and our venue clients’ box offices, along with tickets sold on our ‘do it yourself’ platform.

Non-GAAP Measures
Reconciliation of Adjusted Operating Income (Loss)
AOI is a non-GAAP financial measure that we define as operating income (loss) before acquisition expenses (including transaction costs, changes in the fair value of acquisition-related contingent consideration obligations, and acquisition-related severance and compensation), depreciation and amortization (including goodwill impairment), amortization of non-recoupable ticketing contract advances, loss (gain) on disposal of operating assets and certain stock-based compensation expense. We use AOI to evaluate the performance of our operating segments. We believe that information about AOI assists investors by allowing them to evaluate changes in the operating results of our portfolio of businesses separate from non-operational factors that affect net income (loss), thus providing insights into both operations and the other factors that affect reported results. AOI is not calculated or presented in accordance with GAAP. A limitation of the use of AOI as a performance measure is that it does not reflect the periodic costs of certain amortizing assets used in generating revenue in our business. Accordingly, AOI should be considered in addition to, and not as a substitute for, operating income (loss), net income (loss), and other measures of financial performance reported in accordance with GAAP. Furthermore, this measure may vary among other companies; thus, AOI as presented herein may not be comparable to similarly titled measures of other companies.
The following table sets forth the reconciliation of AOI to operating income (loss):

	Operating income (loss)	Stock- based compensation expense	Loss (gain) on disposal of operating assets	Depreciation and amortization	Amortization of non-recoupable ticketing contract advances	Acquisition expenses	AOI
	(in thousands)
Three Months Ended March 31, 2018
Concerts	$(63,891)	$1,909	$21	$45,535	$—	$798	$(15,628)
Sponsorship & Advertising	31,102	253	—	7,610	—	—	38,965
Ticketing	64,856	1,073	17	33,633	21,137	233	120,949
Other and Eliminations	(3,403)	—	—	209	(1,192)	—	(4,386)
Corporate	(34,694)	7,635	—	884	—	—	(26,175)
Total	$(6,030)	$10,870	$38	$87,871	$19,945	$1,031	$113,725
Three Months Ended March 31, 2017
Concerts	$(75,807)	$2,773	$(683)	$46,442	$—	$5,142	$(22,133)
Sponsorship & Advertising	26,446	339	—	6,510	—	—	33,295
Ticketing	54,531	880	—	26,537	20,802	365	103,115
Other and Eliminations	226	—	—	108	(739)	—	(405)
Corporate	(26,762)	3,944	24	935	—	5	(21,854)
Total	$(21,366)	$7,936	$(659)	$80,532	$20,063	$5,512	$92,018
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

Segment Operating Results
Concerts
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2018	2017
	(in thousands)
Revenue	$1,038,921	$863,277	20%
Direct operating expenses	796,165	664,745	20%
Selling, general and administrative expenses	261,091	228,580	14%
Depreciation and amortization	45,535	46,442	(2)%
Loss (gain) on disposal of operating assets	21	(683)	*
Operating loss	$(63,891)	$(75,807)	16%
Operating margin	(6.1)%	(8.8)%
AOI**	$(15,628)	$(22,133)	29%
AOI margin**	(1.5)%	(2.6)%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for definition and reconciliation of AOI and AOI margin.
Three Months
Revenue
Concerts revenue increased $175.6 million during the three months ended March 31, 2018 as compared to the same period of the prior year. Excluding the increase of $35.3 million related to currency impacts, revenue increased $140.3 million, or 16%, primarily due to higher results in arena shows globally and increased festival activity in Latin America and Australia. We also had higher revenue in our North America theaters and clubs, partially due to the addition of new venues. These increases were partially offset by fewer international stadium shows. Concerts had incremental revenue of $22.6 million primarily from the acquisitions of concert promotion businesses.
Operating results
The increased operating results for Concerts for the three months ended March 31, 2018 were primarily driven by strong operating results for our North America theaters and clubs and international arenas and improved operating results in our artist management business partially offset by higher compensation costs associated with salary increases, timing of bonus accruals and headcount growth, including recent acquisitions.

Sponsorship & Advertising
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2018	2017
	(in thousands)
Revenue	$74,558	$63,988	17%
Direct operating expenses	15,751	11,574	36%
Selling, general and administrative expenses	20,095	19,458	3%
Depreciation and amortization	7,610	6,510	17%
Operating income	$31,102	$26,446	18%
Operating margin	41.7%	41.3%
AOI**	$38,965	$33,295	17%
AOI margin**	52.3%	52.0%
_______

**	See “—Non-GAAP Measures” above for definition and reconciliation of AOI and AOI margin.
Three Months
Revenue
Sponsorship & Advertising revenue increased $10.6 million during the three months ended March 31, 2018 as compared to the same period of the prior year. Excluding the increase of $2.7 million related to currency impacts, revenue increased $7.9 million, or 12%, primarily due to higher sponsorship and online advertising in North America and Europe.
Operating results
The increase in Sponsorship & Advertising operating income for the three months ended March 31, 2018 was primarily driven by the increase in sponsorship and online advertising partially offset by higher fulfillment costs of certain sponsorship programs.

Ticketing
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2018	2017
	(in thousands)
Revenue	$372,373	$312,838	19%
Direct operating expenses	124,284	101,733	22%
Selling, general and administrative expenses	149,583	130,037	15%
Depreciation and amortization	33,633	26,537	27%
Loss on disposal of operating assets	17	—	*
Operating income	$64,856	$54,531	19%
Operating margin	17.4%	17.4%
AOI**	$120,949	$103,115	17%
AOI margin**	32.5%	33.0%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for definition and reconciliation of AOI and AOI margin.
Three Months
Revenue
Ticketing revenue increased $59.5 million during the three months ended March 31, 2018 as compared to the same period of the prior year. Excluding the increase of $6.6 million related to currency impacts, revenue increased $52.9 million, or 17%, primarily due to increased primary ticket fees driven by higher volume and ticket prices for concert events, along with higher resale volume driven by concert events.
Operating results
The increase in Ticketing operating income for the three months ended March 31, 2018 was primarily due to increased operating results from higher primary and resale ticket sales, net of higher credit card fees, partially offset by increased compensation costs associated with higher headcount and salary increases.

Consolidated Results of Operations
Three Months

	Three Months Ended March 31,				% Change
	2018			2017
	As Reported	Currency Impacts	At Constant Currency**	As Reported	As Reported	At Constant Currency**
	(in thousands)
Revenue	$1,482,384	$(44,601)	$1,437,783	$1,242,879	19%	16%
Operating expenses:
Direct operating expenses	932,084	(29,008)	903,076	775,261	20%	16%
Selling, general and administrative expenses	434,611	(13,430)	421,181	383,308	13%	10%
Depreciation and amortization	87,871	(2,408)	85,463	80,532	9%	6%
Loss (gain) on disposal of operating assets	38	2	40	(659)	*	*
Corporate expenses	33,810	(35)	33,775	25,803	31%	31%
Operating loss	(6,030)	$278	$(5,752)	(21,366)	72%	73%
Operating margin	(0.4)%		(0.4)%	(1.7)%
Interest expense	29,741			26,010
Loss on extinguishment of debt	2,943			—
Interest income	(1,183)			(945)
Equity in earnings of nonconsolidated affiliates	(3,715)			(2,340)
Other expense (income), net	328			(2,842)
Loss before income taxes	(34,144)			(41,249)
Income tax expense	6,884			6,521
Net loss	(41,028)			(47,770)
Net loss attributable to noncontrolling interests	(7,122)			(14,777)
Net loss attributable to common stockholders of Live Nation	$(33,906)			$(32,993)
_______________

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for definition of constant currency.
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
Our balance sheet reflects cash and cash equivalents of $2.9 billion at March 31, 2018 and $1.8 billion at December 31, 2017. Included in the March 31, 2018 and December 31, 2017 cash and cash equivalents balances are $887.7 million and $769.4 million, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges, which we refer to as client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to clients on a regular basis. Our foreign subsidiaries held approximately $1.1 billion in cash and cash equivalents, excluding client cash, at March 31, 2018. We generally do not intend to repatriate these funds, but if we did, we would need to accrue and pay United States state income taxes as well as any applicable foreign withholding or transaction taxes on future repatriations. We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is 90 days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects total net debt of $2.9 billion and $2.3 billion at March 31, 2018 and December 31, 2017, respectively. Our weighted-average cost of debt, excluding unamortized debt discounts and debt issuance costs on our term loans and notes, was 4.1% at March 31, 2018.
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
Sources of Cash
Senior Secured Credit Facility
In March 2018, we amended our term loan B under the senior secured credit facility reducing the applicable interest rate. At March 31, 2018, our senior secured credit facility consists of (i) a $190 million term loan A facility, (ii) a $970 million term loan B facility and (iii) a $365 million revolving credit facility. Subject to certain conditions, we have the right to increase the facility by an amount equal to the sum of $625 million and the aggregate principal amount of voluntary prepayments of the term B loans and permanent reductions of the revolving credit facility commitments, in each case, other than from proceeds of long-term indebtedness, and additional amounts so long as the senior secured leverage ratio calculated on a pro-forma basis (as defined in the agreement) is no greater than 3.25x. The revolving credit facility provides for borrowing up to the amount of the facility with sublimits of up to (i) $150 million for the issuance of letters of credit, (ii) $50 million for swingline loans, (iii) $200 million for borrowings in Euros and British Pounds and (iv) $50 million for borrowings in one or more other approved currencies. The senior secured credit facility is secured by (i) a first priority lien on substantially all of our tangible and intangible personal property of our domestic subsidiaries that are guarantors and (ii) a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of our direct and indirect domestic subsidiaries and 65% of each class of capital stock of any first-tier foreign subsidiaries, subject to certain exceptions.

The interest rates per annum applicable to revolving credit facility loans and the term loan A under the senior secured credit facility are, at our option, equal to either LIBOR plus 2.25% or a base rate plus 1.25%, subject to stepdowns based on our net leverage ratio. The amended interest rates per annum applicable to the term loan B are, at our option, equal to either LIBOR plus 1.75% or a base rate plus 0.75%. We are required to pay a commitment fee of 0.5% per year on the undrawn portion available under the revolving credit facility, subject to a stepdown based on our net leverage ratio, and variable fees on outstanding letters of credit.
For the term loan A, we are required to make quarterly payments increasing over time from $4.8 million to $28.5 million with the balance due at maturity in October 2021. For the term loan B, we are required to make quarterly payments of $2.4 million with the balance due at maturity in October 2023. The revolving credit facility matures in October 2021. We are also required to make mandatory prepayments of the loans under the credit agreement, subject to specified exceptions, from excess cash flow, and with the proceeds of asset sales, debt issuances and other specified events.
5.625% Senior Notes
In March 2018, we issued $300 million principal amount of 5.625% senior notes due 2026. Interest on the notes is payable semiannually in cash in arrears on March 15 and September 15, beginning September 15, 2018, and the notes will mature on March 15, 2026. We may redeem some or all of the notes at any time prior to March 15, 2021 at a price equal to 100% of the principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium. We may redeem up to 35% of the aggregate principal amount of the notes from proceeds of certain equity offerings prior to March 15, 2021, at a price equal to 105.625% of the aggregate principal amount being redeemed, plus accrued and unpaid interest thereon, if any, to the date of redemption. In addition, on or after March 15, 2021, we may redeem some or all of the notes at any time at redemption prices that start at 104.219% of their principal amount, plus any accrued and unpaid interest to the date of redemption. We must make an offer to redeem the notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to the repurchase date, if we experience certain defined changes of control.
2.5% Convertible Senior Notes Due 2023
In March 2018, we issued $550 million principal amount of 2.5% senior notes due 2023. The notes pay interest semiannually in arrears on March 15 and September 15, beginning September 15, 2018, at a rate of 2.5% per annum. The notes will mature on March 15, 2023, and may not be redeemed by the Company prior to the maturity date. The notes will be convertible, under certain circumstances, until December 15, 2022, and on or after such date without condition, at an initial conversion rate of 14.7005 shares of our common stock per $1,000 principal amount of notes, subject to adjustment, which represents a 54.4% conversion premium based on the last reported sale price of our common stock of $44.05 on March 19, 2018. Upon conversion, the notes may be settled in shares of common stock or, at our election, cash or a combination of cash and shares of common stock. Assuming we fully settled the notes in shares, the maximum number of shares that could be issued to satisfy the conversion is currently 8.1 million.
If we experience a fundamental change, as defined in the indenture governing the notes, the holders of the 2.5% convertible senior notes due 2023 may require the Company to purchase for cash all or a portion of their notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any.
Extinguishment of Debt
In the March 2018 refinancing noted above, we received total proceeds of $850.0 million from these borrowings which were used to repay $223.3 million of the outstanding principal amount of our 2.5% convertible senior notes due 2019 and to pay the related repurchase premium of $81.9 million on these notes along with accrued interest and fees of $20.9 million, leaving $523.9 million in additional cash available to repurchase the remaining outstanding principal of the 2.5% convertible senior notes due 2019 and for general corporate purposes. We recorded a $2.9 million loss on extinguishment of debt related to this refinancing.
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
The indentures governing our 4.875% senior notes, 5.375% senior notes and 5.625% senior notes contain covenants that limit, among other things, our ability and the ability of our restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make certain distributions, investments and other restricted payments, sell certain assets, agree to any restrictions on the ability of restricted subsidiaries to make payments to us, merge, consolidate or sell all of our assets, create certain liens, and engage in transactions with affiliates on terms that are not on an arms-length basis. Certain covenants, including those pertaining to incurrence of indebtedness, restricted payments, asset sales, mergers, and transactions with affiliates will be suspended during any period in which the notes are rated investment grade by both rating agencies and no default or event of default under the indenture has occurred and is continuing. The 4.875% senior notes, the 5.375% senior notes and the 5.625% senior notes contain two incurrence-based financial covenants, as defined, requiring a minimum fixed charge coverage ratio of 2.0x and a maximum secured indebtedness leverage ratio of 3.5x.
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
As of March 31, 2018, we believe we were in compliance with all of our debt covenants. We expect to remain in compliance with all of our debt covenants throughout 2018.
Uses of Cash
Acquisitions
When we make acquisitions, the acquired entity may have cash on its balance sheet at the time of acquisition. All amounts related to the use of cash for acquisitions discussed in this section are presented net of any cash acquired. During the three months ended March 31, 2018, we used $20.2 million of cash primarily for the acquisitions of controlling interests in a concert promotion business and an artist management business that are both located in the United States.
As of the date of acquisition, the acquired businesses had a total of $9.5 million of cash on their balance sheets, primarily related to deferred revenue for future events.
During the three months ended March 31, 2017, we used $4.7 million of cash primarily for the acquisitions of a concert promotion business located in Italy and a ticketing business with locations in the Czech Republic and Poland. As of the date of acquisition, the acquired businesses had a total of $8.1 million of cash on their balance sheets, primarily related to deferred revenue for future events.
Purchases of Intangibles
During the three months ended March 31, 2018 we used $25.9 million of cash primarily to acquire intangible assets associated with certain software assets of a company located in the United States.
Purchases and Sales of Noncontrolling Interests, net
During the three months ended March 31, 2018 we used $104.2 million of cash primarily for the final payment due in connection with the 2017 acquisition of the remaining interest in a concert and festival promotion business located in the United States.
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

Our capital expenditures, including accruals for amounts incurred but not yet paid for, but net of expenditures funded by outside parties such as landlords or replacements funded by insurance proceeds, consisted of the following:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Maintenance capital expenditures	$17,875	$24,481
Revenue generating capital expenditures	19,215	32,678
Total capital expenditures	$37,090	$57,159
Revenue generating capital expenditures during the first three months of 2018 decreased from the same period of the prior year primarily due to expenditures for wi-fi enhancements at our amphitheaters during the first three months of 2017.
We currently expect capital expenditures to be approximately $250 million for the full year of 2018.
Contractual Obligations and Commitments
During 2018, we have entered into new, or we have exercised options to extend existing, long-term operating leases for office space and venues. These new or extended non-cancelable lease agreements have added future minimum rental commitments of approximately $7.3 million for the remainder of 2018, $9.1 million for 2019, $7.4 million for 2020, $10.7 million for 2021, $10.9 million for 2022 and $128.6 million thereafter.
During 2018, we have entered into new, or we have renewed existing, long-term non-cancelable contracts with various artists and ticketing clients. These new or renewed non-cancelable contracts have added future minimum commitments of approximately $187.9 million for the remainder of 2018, $173.2 million for 2019, $115.4 million for 2020, $97.4 million for 2021, $96.4 million for 2022 and $68.2 million thereafter.
Cash Flows

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cash provided by (used in):
Operating activities	$775,498	$761,737
Investing activities	$(88,726)	$(75,027)
Financing activities	$404,150	$(5,067)
Financing Activities
Cash provided by financing activities increased $409.2 million for the three months ended March 31, 2018 as compared to the same period of the prior year primarily due to net proceeds from the refinancing of debt in March 2018 partially offset by an increase in purchases of noncontrolling interests. See “—Sources of Cash” above for further discussion.
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

Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. Our foreign subsidiaries also carry certain net assets or liabilities that are denominated in a currency other than that subsidiary’s functional currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not operate in any hyper-inflationary countries. Our foreign operations reported operating income of $11.5 million for the three months ended March 31, 2018. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the three months ended March 31, 2018 by $1.1 million. As of March 31, 2018, our primary foreign exchange exposure included the Euro, British Pound, Australian Dollar and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities. In addition, the reported carrying value of our assets and liabilities, including the total cash and cash equivalents held by our foreign operations, will also be affected by changes in foreign currency exchange rates.
We primarily use forward currency contracts, in addition to options, to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. We also may enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At March 31, 2018, we had forward currency contracts outstanding with a notional amount of $184.1 million.
Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $3.0 billion of total debt, excluding debt discounts and issuance costs, outstanding as of March 31, 2018, of which $1.8 billion was fixed-rate debt and $1.2 billion was floating-rate debt.
Based on the amount of our floating-rate debt as of March 31, 2018, each 25-basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $3.0 million when the floor rate is not applicable. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of March 31, 2018 with no subsequent change in rates for the remainder of the period.
We have one interest rate cap agreement with an aggregate notional amount of $4.3 million at March 31, 2018. The interest rate cap agreement ensures that a portion of our floating-rate debt does not exceed 4.25% and expires in June 2018. This agreement has not been designated as a hedging instrument. Therefore, any change in fair value is recorded in earnings during the period of change.
Ratio of Earnings to Fixed Charges
The ratio of earnings to fixed charges is as follows:

Three months ended March 31,		Year Ended December 31,
2018	2017	2017	2016	2015	2014
*	*	*	1.38	1.03	*

*
For the three months ended March 31, 2018 and 2017, fixed charges exceeded earnings before income taxes and fixed charges by $37.9 million and $43.6 million, respectively. For the years ended December 31, 2017 and 2014, fixed charges exceeded earnings before income taxes and fixed charges by $10.5 million and $104.0 million, respectively.

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
Management believes that the accounting estimates involved in business combinations, impairment of long-lived assets and goodwill, revenue recognition, and income taxes are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. These critical accounting estimates, the judgments and assumptions and the effect if actual results differ from these assumptions are described in Part II Financial Information—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2017 Annual Report on Form 10-K filed with the SEC on February 27, 2018.
There have been no changes to our critical accounting policies during the three months ended March 31, 2018.

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
Based on their evaluation as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Part I Financial Information—Item 1A.—Risk Factors of our 2017 Annual Report on Form 10-K filed with the SEC on February 27, 2018, describes some of the risks and uncertainties associated with our business which have the potential to materially affect our business, financial condition or results of operations. We do not believe that there have been any material changes to the risk factors previously disclosed in our 2017 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
On May 1, 2018, the Company and Live Nation International Holdings B.V., an indirect, wholly-owned subsidiary of ours incorporated in the Netherlands, or LNIH, entered into a Share Subscription Agreement and Other Covenants, or the Subscription Agreement, by and among the Company, LNIH, Rock City, S.A., a company incorporated in Brazil, or Rock City, and Roberto Medina and certain other shareholders of Rock City, collectively, the Founding Shareholders, pursuant to which we have agreed to subscribe for newly issued shares of Rock City. Upon completion of the transactions contemplated by the Subscription Agreement, the shares acquired will represent 50% of the outstanding share capital of Rock City, which in turn holds 80% of the outstanding share capital of Rock World, S.A., a company incorporated in Brazil, or Rock World, which is the operator of the Rock in Rio festival events in Rio de Janeiro, Brazil and Lisbon, Portugal.
Pursuant to the Subscription Agreement, among other things, (i) we have agreed to pay $34.8 million to Rock City as the subscription price for its shares, of which $26.0 million will be used by Rock City to repurchase shares from one of its existing shareholders and the remainder will be used by Rock City to pay a dividend to the Founding Shareholders; (ii) LNIH and the Founding Shareholders have each agreed to contribute up to $5.0 million to the capital of Rock City to finance the repayment of certain indebtedness of Rock World; and (iii) the Founding Shareholders have agreed to certain non-competition and non-solicitation restrictions relating to Rock in Rio festival activities and the live entertainment business generally for a period of at least five years. The Subscription Agreement contains customary representations, warranties and indemnities, and we have agreed to guaranty the performance by LNIH of its obligations under the Subscription Agreement. Consummation of the transactions contemplated by the Subscription Agreement is subject to the satisfaction of customary closing conditions, and the Subscription Agreement may be terminated by any of the parties thereto in the event that the closing has not taken place on or prior to May 14, 2018.
In addition, under the terms of the Subscription Agreement, we have agreed to pay the Founding Shareholders $0.2 million in exchange for the right to acquire an additional 1% of the outstanding shares of Rock City for nominal consideration and thereby become its controlling shareholder, with such option exercisable (i) during the 60-day period beginning 120 days prior to the Rock in Rio festival event in Rio de Janeiro, Brazil to be held in 2019, (ii) during the 60-day period commencing on January 1, 2020 and (iii) thereafter from time to time upon the occurrence of certain triggering events. We have also agreed to make a one-time payment of $5.0 million to the Founding Shareholders concurrently with the closing of the transactions contemplated by the Subscription Agreement as an advance against certain contingent payments that will become payable to the Founding Shareholders in 2020, 2021 or 2022 in the event that either the Founding Shareholders elect to sell their remaining shares of Rock City to us, or we elect to acquire such shares.
The transactions contemplated by the Subscription Agreement are currently expected to be completed by early May 2018. We are including this disclosure in this Form 10-Q rather than filing a Form 8-K under Item 1.01 at a later date.
Item 6. Exhibits
The information in the Exhibit Index of this Quarterly Report on Form 10-Q is incorporated into this Item 6 by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 3, 2018.

LIVE NATION ENTERTAINMENT, INC.

By:	/s/ Brian Capo
Brian Capo
Chief Accounting Officer (Duly Authorized Officer)

EXHIBIT INDEX

	Exhibit Description	Incorporated by Reference				Filed Here with
Exhibit No.		Form	File No.	Exhibit No.	Filing Date
10.1	Indenture, dated as of March 20, 2018, by and among Live Nation Entertainment, Inc., the Guarantors defined therein, and The Bank of New York Mellon Trust Company, N.A., as trustee.					X
10.2	Indenture, dated as of March 20, 2018, between Live Nation Entertainment, Inc., and HSBC Bank USA, National Association, as trustee.					X
10.3
Amendment No. 5 to the Credit Agreement, dated as of March 28, 2018, among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as London agent and the lenders from time to time party thereto.
X
10.4
Second Supplemental Indenture, entered into as of March 20, 2018, among Live Nation Entertainment, Inc., the Guarantors identified therein, and The Bank of New York Mellon Trust Company, N.A., as trustee.
X
10.5	Seventh Supplemental Indenture, entered into as of March 20, 2018, among Live Nation Entertainment, Inc., the Guarantor party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.					X
31.1	Certification of Chief Executive Officer.					X
31.2	Certification of Chief Financial Officer.					X
32.1	Section 1350 Certification of Chief Executive Officer.					X
32.2	Section 1350 Certification of Chief Financial Officer.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Schema Document.					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X