Form 10-Q
period 2018-06-30
Live Nation Entertainment, Inc.
filed 2018-07-26
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
Form 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On July 19, 2018, there were 209,059,875 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 1,576,829 shares of unvested restricted stock awards and excluding 408,024 shares held in treasury.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2018	December 31, 2017
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$2,293,264	$1,825,322
Accounts receivable, less allowance of $32,245 and $32,755, respectively	949,422	725,304
Prepaid expenses	953,966	546,713
Restricted cash	7,049	3,500
Other current assets	59,655	51,903
Total current assets	4,263,356	3,152,742
Property, plant and equipment
Land, buildings and improvements	961,655	955,937
Computer equipment and capitalized software	703,004	610,924
Furniture and other equipment	318,336	312,962
Construction in progress	97,327	133,906
	2,080,322	2,013,729
Less accumulated depreciation	1,189,883	1,127,793
	890,439	885,936
Intangible assets
Definite-lived intangible assets, net	736,888	729,265
Indefinite-lived intangible assets	368,960	369,023
Goodwill	1,823,948	1,754,589
Other long-term assets	869,218	612,708
Total assets	$8,952,809	$7,504,263
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$900,386	$948,637
Accounts payable	134,195	85,666
Accrued expenses	1,180,102	1,109,246
Deferred revenue	1,846,156	925,220
Current portion of long-term debt, net	84,946	347,593
Other current liabilities	60,966	160,638
Total current liabilities	4,206,751	3,577,000
Long-term debt, net	2,743,104	1,952,366
Deferred income taxes	134,974	137,635
Other long-term liabilities	169,266	174,391
Commitments and contingent liabilities
Redeemable noncontrolling interests	293,194	244,727
Stockholders’ equity
Common stock	2,079	2,069
Additional paid-in capital	2,337,691	2,374,006
Accumulated deficit	(1,044,019)	(1,079,472)
Cost of shares held in treasury	(6,865)	(6,865)
Accumulated other comprehensive loss	(125,837)	(108,542)
Total Live Nation stockholders’ equity	1,163,049	1,181,196
Noncontrolling interests	242,471	236,948
Total equity	1,405,520	1,418,144
Total liabilities and equity	$8,952,809	$7,504,263

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		(as adjusted)		(as adjusted)
	(in thousands except share and per share data)
Revenue	$2,868,315	$2,683,585	$4,350,699	$3,926,464
Operating expenses:
Direct operating expenses	2,135,107	2,022,471	3,067,191	2,797,732
Selling, general and administrative expenses	476,438	434,385	911,049	817,693
Depreciation and amortization	89,785	81,165	177,656	161,697
Loss (gain) on disposal of operating assets	108	115	146	(544)
Corporate expenses	32,152	32,016	65,962	57,819
Operating income	134,725	113,433	128,695	92,067
Interest expense	35,992	26,878	65,733	52,888
Loss (gain) on extinguishment of debt	(473)	1,049	2,470	1,049
Interest income	(2,705)	(1,031)	(3,888)	(1,976)
Equity in loss (earnings) of nonconsolidated affiliates	313	(536)	(3,402)	(2,876)
Other expense (income), net	6,443	(3,466)	6,771	(6,308)
Income before income taxes	95,155	90,539	61,011	49,290
Income tax expense	11,799	9,984	18,683	16,505
Net income	83,356	80,555	42,328	32,785
Net income (loss) attributable to noncontrolling interests	13,997	(923)	6,875	(15,700)
Net income attributable to common stockholders of Live Nation	$69,359	$81,478	$35,453	$48,485

Basic net income per common share available to common stockholders of Live Nation	$0.25	$0.31	$0.01	$0.08
Diluted net income per common share available to common stockholders of Live Nation	$0.24	$0.29	$0.01	$0.08

Weighted average common shares outstanding:
Basic	207,331,781	204,688,374	207,031,642	204,212,281
Diluted	215,105,119	213,879,152	215,075,203	213,119,962

Reconciliation to net income available to common stockholders of Live Nation:
Net income attributable to common stockholders of Live Nation	$69,359	$81,478	$35,453	$48,485
Accretion of redeemable noncontrolling interests	(17,172)	(18,837)	(33,557)	(31,414)
Net income available to common stockholders of Live Nation—basic and diluted	$52,187	$62,641	$1,896	$17,071

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Net income	$83,356	$80,555	$42,328	$32,785
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(33,557)	29,097	(17,295)	40,493
Other	—	—	—	80
Comprehensive income	49,799	109,652	25,033	73,358
Comprehensive income (loss) attributable to noncontrolling interests	13,997	(923)	6,875	(15,700)
Comprehensive income attributable to common stockholders of Live Nation	$35,802	$110,575	$18,158	$89,058

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
		(as adjusted)
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$42,328	$32,785
Reconciling items:
Depreciation	85,493	71,713
Amortization	92,163	89,984
Amortization of non-recoupable ticketing contract advances	36,285	34,768
Non-cash compensation expense	22,946	16,101
Other, net	14,992	9,277
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(229,016)	(282,075)
Increase in prepaid expenses and other assets	(604,699)	(406,530)
Increase in accounts payable, accrued expenses and other liabilities	112,065	377,770
Increase in deferred revenue	947,269	860,916
Net cash provided by operating activities	519,826	804,709
CASH FLOWS FROM INVESTING ACTIVITIES
Advances of notes receivable	(69,346)	(9,757)
Collection of notes receivable	14,481	2,762
Investments made in nonconsolidated affiliates	(38,201)	(18,209)
Purchases of property, plant and equipment	(100,641)	(128,607)
Cash paid for acquisitions, net of cash acquired	(93,256)	(16,619)
Purchases of intangible assets	(27,620)	(2,078)
Other, net	188	568
Net cash used in investing activities	(314,395)	(171,940)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	857,121	55,549
Payments on long-term debt	(372,650)	(74,207)
Distributions to noncontrolling interests	(31,143)	(18,523)
Purchases and sales of noncontrolling interests, net	(131,093)	(8,106)
Proceeds from exercise of stock options	10,854	32,629
Payments for deferred and contingent consideration	(14,655)	(14,149)
Other, net	(3,703)	2,642
Net cash provided by (used in) financing activities	314,731	(24,165)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(48,671)	82,687
Net increase in cash, cash equivalents and restricted cash	471,491	691,291
Cash, cash equivalents and restricted cash at beginning of period	1,828,822	1,529,575
Cash, cash equivalents and restricted cash at end of period	$2,300,313	$2,220,866

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
The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2017 Annual Report on Form 10-K filed with the SEC on February 27, 2018, as amended by the Form 10-K/A filed with the SEC on June 29, 2018.
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
Cash, Cash Equivalents and Restricted Cash
Included in the June 30, 2018 and December 31, 2017 cash and cash equivalents balance is $733.6 million and $769.4 million, respectively, of cash received that includes the face value of tickets sold on behalf of ticketing clients and their share of service charges, which amounts are to be remitted to these clients.
Restricted cash consists of cash held in escrow accounts to fund capital improvements of certain leased or operated venues. The cash is held in these accounts pursuant to the related lease or operating agreement.
Acquisitions
During the first six months of 2018, the Company completed several acquisitions that were accounted for as business combinations under the acquisition method of accounting. These acquisitions were not significant either on an individual basis or in the aggregate.
In May 2018, the Company acquired a 50% interest in a festival promotion business located in Brazil that is accounted for under the equity method of accounting.
Income Taxes
Each reporting period, the Company evaluates the realizability of all of its deferred tax assets in each tax jurisdiction. As of June 30, 2018, the Company continued to maintain a full valuation allowance against its net deferred tax assets in certain jurisdictions due to cumulative pre-tax losses. As a result of the valuation allowances, no tax benefits have been recognized for losses incurred in those tax jurisdictions for the first six months of 2018 and 2017.
Accounting Pronouncements - Recently Adopted
Revenue Recognition
In May 2014, the FASB issued a comprehensive new revenue recognition standard that superseded nearly all existing revenue recognition guidance under GAAP. The new standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. The FASB also issued important guidance clarifying certain guidelines of the standard including (1) reframing the indicators in the principal versus agent guidance to focus on evidence that a company is acting as a principal rather than an agent and (2) identifying performance obligations and licensing. The guidance should be applied retrospectively, either to each prior period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative-effect adjustment as of the date of adoption. The Company adopted this standard on January 1, 2018, applying it retrospectively to each prior period presented in the financial statements. The Company elected to use the consideration at the date of contract completion rather than estimating variable consideration in the comparative reporting periods and also elected not to provide disclosure of the amount and expected timing of recognition for consideration allocated to the remaining performance obligations. Had the Company estimated variable consideration for the comparative periods, it believes it would have resulted in an insignificant shift of revenue recognition between quarters. The adoption of this guidance did not have an impact to operating income.
For the Ticketing segment, the Company no longer presents payments to certain third parties as an expense and now reflects these payments as a reduction of revenue. The remaining revenue streams of the Company were not impacted by the new guidance. The table below represents the impact of the adoption to the Company’s consolidated and Ticketing segment’s results of operations for the three and six months ended June 30, 2017. The impact to the consolidated results of operations includes the elimination of intercompany transactions between the Company’s Concerts and Ticketing segments.

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted
	(in thousands)
Consolidated
Revenue	$2,818,693	$(135,108)	$2,683,585	$4,231,874	$(305,410)	$3,926,464
Direct operating expenses	$2,142,874	$(120,403)	$2,022,471	$3,068,374	$(270,642)	$2,797,732
Depreciation and amortization	$95,870	$(14,705)	$81,165	$196,465	$(34,768)	$161,697
Ticketing Segment
Revenue	$484,579	$(173,398)	$311,181	$978,289	$(354,270)	$624,019
Direct operating expenses	$260,925	$(157,739)	$103,186	$522,728	$(317,809)	$204,919
Depreciation and amortization	$43,224	$(15,659)	$27,565	$90,563	$(36,461)	$54,102
See Note 8—Revenue Recognition for further discussion and disclosures required under this guidance.
Other Pronouncements
In January 2016, the FASB issued amendments for the recognition, measurement, presentation and disclosure of financial instruments. Among other things, the guidance requires equity investments that do not result in consolidation, and which are not accounted for under the equity method, to be measured at fair value with any change in fair value recognized in net income unless the investments do not have readily determinable fair values. The amendments are to be applied through a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption with the exception of equity investments without readily determinable fair values, which will be applied prospectively. The Company adopted this guidance on January 1, 2018, and the adoption did not have a material impact on its financial position or results of operations.
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
In January 2017, the FASB issued guidance that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business and should be accounted for as an asset acquisition rather than a business combination. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs. The guidance should be applied prospectively to any transactions occurring within the period of adoption. The Company adopted this guidance on January 1, 2018, and is applying it prospectively to acquisitions occurring on or after such date.

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
NOTE 2—LONG-LIVED ASSETS
Definite-lived Intangible Assets
The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the six months ended June 30, 2018:

	Revenue- generating contracts	Client / vendor relationships	Trademarks and naming rights	Technology	Other (1)	Total
	(in thousands)
Balance as of December 31, 2017:
Gross carrying amount	$789,363	$341,449	$126,331	$63,666	$135,231	$1,456,040
Accumulated amortization	(410,011)	(186,357)	(32,681)	(22,745)	(74,981)	(726,775)
Net	379,352	155,092	93,650	40,921	60,250	729,265
Gross carrying amount:
Acquisitions—current year	6,128	64,321	—	22,433	13,762	106,644
Acquisitions—prior year	(1,977)	—	—	194	1,700	(83)
Foreign exchange	(7,723)	(4,134)	(884)	(799)	(1,934)	(15,474)
Other (2)	(2,862)	(3,698)	—	(1,675)	(2,306)	(10,541)
Net change	(6,434)	56,489	(884)	20,153	11,222	80,546
Accumulated amortization:
Amortization	(37,891)	(26,204)	(6,261)	(11,064)	(10,742)	(92,162)
Foreign exchange	3,734	2,688	246	457	1,208	8,333
Other (2)	3,162	3,700	16	1,697	2,331	10,906
Net change	(30,995)	(19,816)	(5,999)	(8,910)	(7,203)	(72,923)
Balance as of June 30, 2018:
Gross carrying amount	782,929	397,938	125,447	83,819	146,453	1,536,586
Accumulated amortization	(441,006)	(206,173)	(38,680)	(31,655)	(82,184)	(799,698)
Net	$341,923	$191,765	$86,767	$52,164	$64,269	$736,888
______________
(1) Other includes intangible assets for non-compete, venue management and leasehold agreements.
(2) Other includes netdowns of fully amortized assets.
Included in the current year acquisitions amounts above are definite-lived intangible assets primarily associated with the acquisitions of controlling interests in various concert and festival promotion businesses and artist management businesses that are all located in the United States, and the acquisition of certain software assets from a business located in the United States.
The 2018 additions to definite-lived intangible assets from acquisitions have weighted-average lives as follows:

Weighted- Average Life (years)
Revenue-generating contracts	7
Client/vendor relationships	8
Technology	3
Other	12
All categories	7
Amortization of definite-lived intangible assets for the three months ended June 30, 2018 and 2017 was $46.4 million and $45.4 million, respectively, and for the six months ended June 30, 2018 and 2017 was $92.2 million and $90.0 million, respectively.
The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets that exist at June 30, 2018:

(in thousands)
July 1 - December 31, 2018	$108,750
2019	$168,845
2020	$134,507
2021	$90,962
2022	$73,004
As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization will vary.
Goodwill
The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the six months ended June 30, 2018:

	Concerts	Sponsorship & Advertising	Ticketing	Total
	(in thousands)
Balance as of December 31, 2017:
Goodwill	$1,015,913	$401,753	$761,786	$2,179,452
Accumulated impairment losses	(424,863)	—	—	(424,863)
Net	591,050	401,753	761,786	1,754,589
Acquisitions—current year	22,247	3,890	—	26,137
Acquisitions—prior year	52,752	1,506	—	54,258
Foreign exchange	(5,637)	(2,857)	(2,542)	(11,036)
Balance as of June 30, 2018:
Goodwill	1,085,275	404,292	759,244	2,248,811
Accumulated impairment losses	(424,863)	—	—	(424,863)
Net	$660,412	$404,292	$759,244	$1,823,948
Included in the current year acquisitions amount above is goodwill associated with the acquisition of a controlling interest in a concert promotion business and the acquisition of a festival and concert promotion business that are both located in the United States.
Included in the prior year acquisitions amount above is a purchase price adjustment recognized in connection with contingent consideration paid during 2018 related to an acquisition that occurred prior to the Company’s adoption of the current FASB guidance for business combinations. Under the previous guidance, which was in place at the time of this acquisition, such contingent payments were recognized when it was determinable that the applicable financial targets were met.
The Company is in various stages of finalizing its acquisition accounting for recent acquisitions, which include the use of external valuation consultants, and the completion of this accounting could result in a change to the associated purchase price allocations, including goodwill and its allocation between segments.
NOTE 3—LONG-TERM DEBT
In March 2018, the Company issued $300 million principal amount of 5.625% senior notes due 2026, issued $550 million principal amount of 2.5% convertible senior notes due 2023 and amended its senior secured credit facility to reduce the applicable interest rate for the term loan B. Total gross proceeds of $850.0 million from the issuance of the notes were used to repay $246.3 million of the outstanding principal amount of the Company’s 2.5% convertible senior notes due 2019, the related repurchase premium of $90.4 million on these convertible senior notes and accrued interest and fees of $20.8 million, leaving $492.5 million in additional cash available to repurchase the remaining outstanding principal of its 2.5% convertible senior notes due 2019 and for general corporate purposes. The Company recorded a $2.5 million loss on extinguishment of debt related to this refinancing.
Long-term debt, which includes capital leases, at June 30, 2018 and December 31, 2017, consists of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Senior Secured Credit Facility:
Term loan A	$166,250	$175,750
Term loan B	957,998	962,849
4.875% Senior Notes due 2024	575,000	575,000
5.625% Senior Notes due 2026	300,000	—
5.375% Senior Notes due 2022	250,000	250,000
2.5% Convertible Senior Notes due 2023	550,000	—
2.5% Convertible Senior Notes due 2019	28,674	275,000
Other long-term debt	105,926	99,393
Total principal amount	2,933,848	2,337,992
Less unamortized discounts and debt issuance costs	(105,798)	(38,033)
Total debt, net of unamortized discounts and debt issuance costs	2,828,050	2,299,959
Less: current portion	84,946	347,593
Total long-term debt, net of unamortized discounts and debt issuance costs	$2,743,104	$1,952,366
Future maturities of long-term debt at June 30, 2018 are as follows:

(in thousands)
July 1 - December 31, 2018	$74,837
2019	41,503
2020	72,036
2021	121,860
2022	819,119
Thereafter	1,804,493
Total	$2,933,848
All long-term debt without a stated maturity date is considered current and is reflected as maturing in the earliest period shown in the table above. See Note 4—Fair Value Measurements for discussion of the fair value measurement of the Company’s long-term debt.
5.625% Senior Notes
In March 2018, the Company issued $300 million principal amount of 5.625% senior notes due 2026. Interest on the notes is payable semiannually in cash in arrears on March 15 and September 15, beginning September 15, 2018, and the notes will mature on March 15, 2026. The Company may redeem some or all of the notes at any time prior to March 15, 2021 at a price equal to 100% of the principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium. The Company may redeem up to 35% of the aggregate principal amount of the notes from proceeds of certain equity offerings prior to March 15, 2021, at a price equal to 105.625% of the aggregate principal amount being redeemed, plus any accrued and unpaid interest thereon to the date of redemption. In addition, on or after March 15, 2021, the Company may redeem some or all of the notes at any time at redemption prices that start at 104.219% of their principal amount, plus any accrued and unpaid interest to the date of redemption. The Company must make an offer to redeem the notes at 101% of their aggregate principal amount, plus any accrued and unpaid interest to the repurchase date, if it experiences certain defined changes of control.
2.5% Convertible Senior Notes Due 2023
In March 2018, the Company issued $550 million principal amount of 2.5% convertible senior notes due 2023. The notes pay interest semiannually in arrears on March 15 and September 15, beginning September 15, 2018, at a rate of 2.5% per annum. The notes will mature on March 15, 2023, and may not be redeemed by the Company prior to the maturity date. The notes will be convertible, under certain circumstances, until December 15, 2022, and on or after such date without condition, at an initial conversion rate of 14.7005 shares of the Company’s common stock per $1,000 principal amount of notes, subject to adjustment, which represents a 54.4% conversion premium based on the last reported sale price for the Company’s common stock of $44.05 on March 19, 2018 prior to issuing the debt. Upon conversion, the notes may be settled in shares of common stock or, at the Company’s election, cash or a combination of cash and shares of common stock. Assuming the Company fully settled the notes in shares, the maximum number of shares that could be issued to satisfy the conversion is currently 8.1 million.
If the Company experiences a fundamental change, as defined in the indenture governing the notes, the holders of the notes may require the Company to purchase for cash all or a portion of their notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the notes plus any accrued and unpaid interest.
The carrying amount of the equity component of the notes is $64.0 million, which is treated as a debt discount, and the principal amount of the liability component (face value of the notes) is $550 million. As of June 30, 2018, the remaining period for the debt discount was approximately 5 years and the value of the notes, if converted and fully settled in shares, did not exceed the principal amount of the notes. As of June 30, 2018, the effective interest rate on the liability component of the notes was 5.7%. The following table summarizes the amount of pre-tax interest cost recognized on the notes:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(in thousands)
Interest cost recognized relating to:
Contractual interest coupon	$3,438	$3,896
Amortization of debt discount	2,954	2,954
Amortization of debt issuance costs	534	534
Total interest cost recognized on the notes	$6,926	$7,384
2.5% Convertible Senior Notes Due 2019
As noted above, in 2018, the Company acquired in private repurchase transactions and subsequently retired $246.3 million of the outstanding principal amount of its 2.5% convertible senior notes due 2019 for $336.7 million plus fees and accrued interest. The fair value of the equity component of the notes prior to repurchase was calculated assuming a 4.87% non-convertible borrowing rate resulting in $92.6 million of the total repurchase price being recorded to additional paid-in capital. The Company currently expects to repurchase the remaining outstanding principal amount of the notes in the near future.

NOTE 4—FAIR VALUE MEASUREMENTS
The following table shows the fair value of the Company’s significant financial assets that are required to be measured at fair value on a recurring basis, which are classified on the balance sheets as cash and cash equivalents:

	Fair Value Measurements at
	June 30, 2018	December 31, 2017
	Level 1
	(in thousands)
Assets:
Cash equivalents	$204,401	$58,063
The Company has cash equivalents which consist of money market funds. Fair values for cash equivalents are based on quoted prices in an active market which are considered to be Level 1 inputs as defined in the FASB guidance.
The Company’s outstanding debt held by third-party financial institutions is carried at cost, adjusted for any discounts or debt issuance costs. The Company’s debt is not publicly traded and the carrying amounts typically approximate fair value for debt that accrues interest at a variable rate, which are considered to be Level 2 inputs as defined in the FASB guidance. The following table presents the estimated fair values of the Company’s senior notes and convertible senior notes:

	Estimated Fair Value at
	June 30, 2018	December 31, 2017
	Level 2
	(in thousands)
4.875% Senior Notes due 2024	$557,049	$592,325
5.625% Senior Notes due 2026	$299,469	$—
5.375% Senior Notes due 2022	$255,415	$259,233
2.5% Convertible Senior Notes due 2023	$576,813	$—
2.5% Convertible Senior Notes due 2019	$40,860	$310,635
The estimated fair value of the Company’s third-party, fixed-rate debt is based on quoted market prices in active markets for the same or similar debt, which are considered to be Level 2 inputs. The Company had fixed-rate debt held by noncontrolling interest partners with a face value of $43.0 million and $44.0 million at June 30, 2018 and December 31, 2017, respectively. The Company is unable to determine a fair value for this debt.

NOTE 5—COMMITMENTS AND CONTINGENT LIABILITIES
During 2018, the Company has entered into new, or it has exercised options to extend existing, long-term operating leases for office space and venues. These new or extended non-cancelable lease agreements have added future minimum rental commitments of approximately $7.2 million for the remainder of 2018, $14.8 million for 2019, $13.9 million for 2020, $16.6 million for 2021, $16.9 million for 2022 and $179.2 million thereafter. The Company has leases that contain contingent payment requirements for which payments vary depending on revenue, tickets sold or other variables.
During 2018, the Company has entered into new, or it has renewed existing, long-term non-cancelable contracts with various artists and ticketing clients. These new or renewed non-cancelable contracts have added future minimum commitments of approximately $87.4 million for the remainder of 2018, $250.7 million for 2019, $122.8 million for 2020, $153.1 million for 2021, $151.9 million for 2022 and $68.7 million thereafter.
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
In December 2017, the SEC issued guidance for companies that have not completed the accounting for the income tax effects of the TCJA. Under this guidance, a company may report provisional amounts based on reasonable estimates where the accounting is incomplete. These amounts are subject to adjustments during a measurement period of up to one year beginning in the reporting period of the enactment date. In accordance with this guidance, the Company has determined that the impact of the TCJA on deferred taxes and the transition tax inclusion recorded on the mandatory deemed repatriation of foreign earnings were provisional amounts and reasonable estimates at December 31, 2017. The amounts recorded remain reasonable estimates as of June 30, 2018 based on information available to date. Additional work is necessary for a more detailed analysis of our deferred tax assets and liabilities and our historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to the amount will be recorded in the quarter of 2018 when the analysis is complete, but is not anticipated to impact tax expense due to the existence of fully-valued tax attribute carryforwards.
Although the TCJA generally eliminates United States federal income tax on dividends from foreign subsidiaries, it creates a new requirement that certain income, referred to as Global Intangible Low-Taxed Income (“GILTI”), earned by controlled foreign corporations must be included currently in the gross income of the entity's United States taxpayer. In accordance with this guidance, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future United States inclusions in taxable income related to GILTI as a current-period expense when incurred or (2) factoring such amounts into the Company’s measurement of its deferred taxes. Because of the complexity of the new GILTI tax rules, the Company continues to evaluate this provision of the TCJA and has not yet determined its accounting policy. At June 30, 2018, because the Company is still evaluating the GILTI provisions and its analysis of future taxable income that is subject to GILTI, it has included the GILTI impact related to current-year operations only in its estimated annual effective tax rate computations and has not provided additional GILTI impact on deferred items. The GILTI taxable income inclusion does not affect the 2018 tax expense due to the existence of fully-valued tax attribute carryforwards.
Beyond the inclusions required pursuant to the TCJA, no additional income taxes have been provided for any remaining undistributed foreign earnings that are considered to be permanently reinvested.
NOTE 7—EQUITY
The following table shows the reconciliation of the carrying amount of stockholders’ equity attributable to Live Nation, equity attributable to noncontrolling interests, total equity and also redeemable noncontrolling interests for the six months ended June 30, 2018:

	Live Nation Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands)			(in thousands)
Balance at December 31, 2017	$1,181,196	$236,948	$1,418,144	$244,727
Non-cash compensation expense	23,320	—	23,320	—
Common stock issued under stock plans, net of shares withheld for employee taxes	(8,602)	—	(8,602)	—
Exercise of stock options	10,854	—	10,854	—
Fair value of convertible debt conversion feature, net of issuance costs	62,624	—	62,624	—
Repurchase of convertible debt conversion feature	(92,641)	—	(92,641)	—
Acquisitions	—	22,404	22,404	21,870
Purchases of noncontrolling interests	1,709	(1,636)	73	(356)
Redeemable noncontrolling interests fair value adjustments	(33,456)	—	(33,456)	33,456
Contributions received	—	4,900	4,900	—
Cash distributions	—	(23,269)	(23,269)	(7,874)
Other	(113)	(2,458)	(2,571)	78
Comprehensive income (loss):
Net income	35,453	5,582	41,035	1,293
Foreign currency translation adjustments	(17,295)	—	(17,295)	—
Balance at June 30, 2018	$1,163,049	$242,471	$1,405,520	$293,194
Accumulated Other Comprehensive Loss
The following table presents changes in the components of AOCI, net of taxes, for the six months ended June 30, 2018:

Total (Foreign Currency Items)
(in thousands)
Balance at December 31, 2017	$(108,542)
Other comprehensive income before reclassifications	(17,295)
Net other comprehensive income	(17,295)
Balance at June 30, 2018	$(125,837)

Earnings Per Share
Basic net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted net income (loss) per common share includes the effects of the assumed exercise of any outstanding stock options, the assumed vesting of shares of restricted stock and the assumed conversion of the convertible senior notes where dilutive.
The following table sets forth the computation of weighted average common shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average common shares—basic	207,331,781	204,688,374	207,031,642	204,212,281
Effect of dilutive securities:
Stock options and restricted stock	7,773,338	9,190,778	8,043,561	8,907,681
Weighted average common shares—diluted	215,105,119	213,879,152	215,075,203	213,119,962
The following table shows securities excluded from the calculation of diluted net income (loss) per common share because such securities are anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Options to purchase shares of common stock	604,781	832,831	604,781	880,331
Restricted and deferred stock—unvested	2,668,381	264,558	2,627,154	264,558
Conversion shares related to the convertible senior notes	8,912,127	7,929,982	8,912,127	7,929,982
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	12,185,289	9,027,371	12,144,062	9,074,871
NOTE 8—REVENUE RECOGNITION
Concerts
Concerts revenue for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Total Concerts Revenue	$2,380,736	$2,249,851	$3,419,657	$3,113,128
Percentage of consolidated revenue	83.0%	83.8%	78.6%	79.3%
The Concerts segment generates revenue from the promotion or production of live music events and festivals in the Company’s owned or operated venues and in rented third-party venues, artist management commissions and the sale of merchandise for music artists at events. As a promoter and venue operator, the Company earns revenue primarily from the sale of tickets, concessions, merchandise, parking, venue sponsorship, ticket rebates or service charges on tickets sold by Ticketmaster or third-party ticketing agreements, and rental of the Company’s owned or operated venues. As an artist manager, the Company earns commissions on the earnings of the artists and other clients the Company represents, primarily derived from clients’ earnings for concert tours. Over 95% of Concerts’ revenue, whether related to promotion, venue operations, artist management or artist event merchandising, is recognized on the day of the related event. The majority of consideration for the Concerts segment is collected in advance of or on the day of the event. Consideration received in advance of the event is recorded as deferred revenue. Any consideration not collected by the day of the event is typically received within three months after the event date.

Sponsorship & Advertising
Sponsorship & Advertising revenue for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Total Sponsorship & Advertising Revenue	$139,938	$124,563	$214,496	$188,551
Percentage of consolidated revenue	4.9%	4.6%	4.9%	4.8%
The Sponsorship & Advertising segment generates revenue from sponsorship and marketing programs that provide its sponsors with strategic, international, national and local opportunities to reach customers through the Company’s venue, artist relationship and ticketing assets, including advertising on its websites. These programs can also include custom events or programs for the sponsors’ specific brands, which are typically experienced exclusively by the sponsors’ customers.  Sponsorship agreements may contain multiple elements, which provide several distinct benefits to the sponsor over the term of the agreement, and can be for a single or multi-year term. The Company also earns revenue from exclusive access rights provided to sponsors in various categories such as ticket pre-sales, beverage pouring rights, venue naming rights, media campaigns, signage within the Company’s venues, and advertising on its websites. Revenue from sponsorship agreements is allocated to the multiple elements based on the relative stand-alone selling price of each separate element, which are determined using vendor-specific evidence, third-party evidence or the Company’s best estimate of the fair value. Revenue is recognized over the term of the agreement or operating season as the benefits are provided to the sponsor unless the revenue is associated with a specific event, in which case it is recognized when the event occurs. Revenue is collected in installment payments during the year, typically in advance of providing the benefit or the event. Revenue received in advance of the event or the sponsor receiving the benefit is recorded as deferred revenue.
At June 30, 2018, the Company had contracted sponsorship agreements with terms greater than one year that had approximately $766.3 million of revenue related to future benefits to be provided by the Company. The Company expects to recognize 20%, 27%, 18% and 35% of this revenue in the remainder of 2018, 2019, 2020 and thereafter, respectively.
Ticketing
Ticketing revenue for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Total Ticketing Revenue	$351,195	$311,181	$723,568	$624,019
Percentage of consolidated revenue	12.2%	11.6%	16.6%	15.9%
Ticket fee revenue is generated from convenience and order processing fees, or service charges, charged at the time a ticket for an event is sold in either the primary or secondary markets. The Ticketing segment is primarily an agency business that sells tickets for events on behalf of its clients, which include venues, concert promoters, professional sports franchises and leagues, college sports teams, theater producers and museums. Ticket fee revenue is recognized when the ticket is sold for third-party clients and secondary market sales, as the Company has no further obligation to its client’s customers following the sale of the ticket. For the Company’s concert events, where its concert promoters control ticketing, ticket fee revenue is recognized when the event occurs because the Company also has the obligation to deliver the event to the fan. The delivery of the ticket to the fan is not considered a distinct performance obligation for the Company’s concert events because the fan cannot receive the benefits of the ticket unless the Company also fulfills its obligation to deliver the event. The majority of ticket fee revenue is collected within the month of the ticket sale. Revenue received from the sale of tickets in advance of the Company’s concert events is recorded as deferred revenue.
Ticketing contract advances, which can be either recoupable or non-recoupable, represent amounts paid in advance to the Company’s clients pursuant to ticketing agreements and are reflected in prepaid expenses or in other long-term assets if the amount is expected to be recouped or recognized over a period of more than 12 months. Recoupable ticketing contract advances are generally recoupable against future royalties earned by the clients, based on the contract terms, over the life of the contract. Royalties are typically earned by the client when tickets are sold. Royalties paid to clients are recorded as a reduction to revenue when the tickets are sold and the corresponding service charge revenue is recognized. Non-recoupable ticketing contract advances, excluding those amounts paid to support clients’ advertising costs, are fixed additional incentives occasionally paid by the Company to certain clients to secure the contract and are normally amortized over the life of the contract on a straight-line basis as a reduction to revenue. At June 30, 2018 and December 31, 2017, the Company had ticketing contract advances of $78.5 million and $76.0 million, respectively, in prepaid expenses and $74.4 million and $78.6 million, respectively, in other long-term assets. The Company amortized $16.3 million and $14.7 million for the three months ended June 30, 2018 and 2017, respectively, and $36.3 million and $34.8 million for the six months ended June 30, 2018 and 2017, respectively, related to non-recoupable ticketing contract advances.
Deferred Revenue
The majority of the Company’s deferred revenue is classified as current and is shown as a separate line item on the consolidated balance sheets. Deferred revenue that is not expected to be recognized within the next twelve months is classified as long-term and reflected in other long-term liabilities on the consolidated balance sheets. The Company had current deferred revenue of $925.2 million and $805.0 million at December 31, 2017 and 2016, respectively. The table below summarizes the amount of deferred revenue recognized during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Concerts	$381,277	$359,016	$646,538	$541,335
Sponsorship & Advertising	4,169	6,032	17,289	15,159
Ticketing	16,206	13,397	31,739	25,099
Other & Corporate	483	62	1,391	691
	$402,135	$378,507	$696,957	$582,284
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

The following table presents the results of operations for the Company’s reportable segments for the three and six months ended June 30, 2018 and 2017:

	Concerts	Sponsorship & Advertising	Ticketing	Other	Corporate	Eliminations	Consolidated
	(in thousands)
Three Months Ended June 30, 2018
Revenue	$2,380,736	$139,938	$351,195	$1,177	$—	$(4,731)	$2,868,315
Direct operating expenses	1,990,254	29,200	119,787	597	—	(4,731)	2,135,107
Selling, general and administrative expenses	302,019	23,114	147,350	3,955	—	—	476,438
Depreciation and amortization	46,519	7,132	34,989	178	967	—	89,785
Loss (gain) on disposal of operating assets	114	—	(6)	—	—	—	108
Corporate expenses	—	—	—	—	32,152	—	32,152
Operating income (loss)	$41,830	$80,492	$49,075	$(3,553)	$(33,119)	$—	$134,725
Intersegment revenue	$—	$—	$4,731	$—	$—	$(4,731)	$—
Three Months Ended June 30, 2017
Revenue	$2,249,851	$124,563	$311,181	$867	$—	$(2,877)	$2,683,585
Direct operating expenses	1,895,588	25,571	103,186	1,003	—	(2,877)	2,022,471
Selling, general and administrative expenses	270,488	22,211	136,677	5,009	—	—	434,385
Depreciation and amortization	46,131	6,401	27,565	103	965	—	81,165
Loss (gain) on disposal of operating assets	95	—	7	—	13	—	115
Corporate expenses	—	—	—	—	32,016	—	32,016
Operating income (loss)	$37,549	$70,380	$43,746	$(5,248)	$(32,994)	$—	$113,433
Intersegment revenue	$667	$—	$2,210	$—	$—	$(2,877)	$—

	Concerts	Sponsorship & Advertising	Ticketing	Other	Corporate	Eliminations	Consolidated
	(in thousands)
Six Months Ended June 30, 2018
Revenue	$3,419,657	$214,496	$723,568	$1,954	$—	$(8,976)	$4,350,699
Direct operating expenses	2,786,419	44,951	244,071	726	—	(8,976)	3,067,191
Selling, general and administrative expenses	563,110	43,209	296,933	7,797	—	—	911,049
Depreciation and amortization	92,054	14,742	68,622	387	1,851	—	177,656
Loss on disposal of operating assets	135	—	11	—	—	—	146
Corporate expenses	—	—	—	—	65,962	—	65,962
Operating income (loss)	$(22,061)	$111,594	$113,931	$(6,956)	$(67,813)	$—	$128,695
Intersegment revenue	$—	$—	$8,976	$—	$—	$(8,976)	$—
Capital expenditures	$49,488	$1,892	$43,562	$26	$2,969	$—	$97,937
Six Months Ended June 30, 2017
Revenue	$3,113,128	$188,551	$624,019	$6,714	$—	$(5,948)	$3,926,464
Direct operating expenses	2,560,333	37,145	204,919	1,282	—	(5,947)	2,797,732
Selling, general and administrative expenses	499,068	41,669	266,714	10,242	—	—	817,693
Depreciation and amortization	92,573	12,911	54,102	212	1,900	(1)	161,697
Loss (gain) on disposal of operating assets	(588)	—	7	—	37	—	(544)
Corporate expenses	—	—	—	—	57,819	—	57,819
Operating income (loss)	$(38,258)	$96,826	$98,277	$(5,022)	$(59,756)	$—	$92,067
Intersegment revenue	$1,813	$—	$4,135	$—	$—	$(5,948)	$—
Capital expenditures	$55,006	$3,161	$51,068	$65	$16,753	$—	$126,053

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
Executive Overview
In the second quarter of 2018, our total revenue increased by $185 million, or 7%, on a reported basis as compared to last year, or $140 million, a 5% increase, without the impact of changes in foreign exchange rates. The revenue increase was largely driven by growth in our Concerts segment due to the increase in the number of events and fans attending these events, which also drove our highest second quarter concert attendance ever. All three of our segments reported revenue growth in the quarter which improved our operating income for the quarter by 19% as compared to the second quarter of 2017. For the first six months of 2018, our total revenue grew $424 million, or 11%, on a reported basis as compared to last year, or $335 million, a 9% increase, without the impact of changes in foreign exchange rates. Our three business segments delivered strong revenue increases in the first half of the year, underscoring the continued success of our strategic initiatives and the underlying health of the live event and ticketing businesses. As the leading global live event and ticketing company, we believe that we are well-positioned to provide the best service to artists, teams, fans and venues and therefore drive growth across all our businesses, and that by leveraging our leadership position in the entertainment industry to reach fans through the live concert experience, we will sell more tickets and grow our sponsorship revenue.
Our Concerts segment revenue for the quarter increased by $131 million, or 6%, on a reported basis as compared to last year, or $92 million, a 4% increase, without the impact of changes in foreign exchange rates. This increase was largely due to significant growth in arena activity in both North America and Europe along with increased amphitheater show count and attendance in North America. Our amphitheater onsite initiatives increased our ancillary spend per head year-over-year by optimizing our points of sale-to-fan ratio and expanding our product mix. We have continued to focus on platinum and premium ticket offerings for fans and improving the sell-through on our best seats. Global festival attendance was up in the second quarter with very successful events including EDC Las Vegas, Graspop in Belgium and Sweden Rocks. Overall, attendance at our shows increased by 2% in the second quarter of 2018 as compared to last year, despite the drop in stadium activity year-over-year. Our Concerts segment operating results for the quarter exceeded last year and this was again largely driven by the high volume of arena and amphitheater activity as well as our revenue growth initiatives.
For the first six months, our Concerts segment was the largest contributor to our overall revenue growth, with an increase of $307 million, or 10%, on a reported basis as compared to last year, or $232 million, a 7% increase, without the impact of changes in foreign exchange rates. As in the second quarter, this higher revenue was largely due to an increase in the number of arena shows in North America and Europe and amphitheater activity in North America. For the first half of the year, there has been a 5% increase in the overall number of fans attending our shows as compared to the first half of 2017. Operating income for the first six months of the year was up due to the higher number of shows in arenas and amphitheaters as well as our ticket pricing and onsite initiatives. We will continue to look for expansion opportunities, both domestically and internationally, as well as ways to market our events more effectively, in order to continue to expand our fan base and geographic reach and to sell more tickets and advertising.
Our Sponsorship & Advertising segment revenue for the quarter was up $15 million, or 12%, on a reported basis as compared to last year, or $13 million, an 11% increase, without the impact of changes in foreign exchange rates. Higher revenue resulted from new clients, growth in our online business and increased festival sponsorships, which also improved our operating income. For the first six months, Sponsorship & Advertising revenue was up $26 million, or 14%, on a reported basis as compared to last year, or $21 million, an 11% increase, without the impact of changes in foreign exchange rates. New venue products such as social moments installations and viewing decks have sold very strongly this year and we have successfully entered into new categories, broadening our client base and opportunities for growth. We believe that our extensive onsite and online reach, global venue distribution network, artist relationships and ticketing operations are the key to securing long-term sponsorship agreements with major brands, and we plan to expand these assets while extending further into new markets internationally.
Our Ticketing segment revenue for the second quarter increased by $40 million, or 13%, on a reported basis as compared to last year, or $36 million, a 12% increase, without the impact of changes in foreign exchange rates. Our fee-bearing ticket sales were up 1% in the quarter with strong growth coming from North America concert ticket sales. For the first six months, Ticketing revenue was up $100 million, or 16%, on a reported basis as compared to last year, or $89 million, a 14% increase, without the impact of changes in foreign exchange rates. We have sold 101 million fee-bearing tickets worldwide for the first six months, a 4% increase over last year. We continue to see strong growth in our mobile ticket sales with an increase of 34% in the first six months of the year, with mobile now representing 40% of our total ticket sales. We will continue to implement new features to drive further expansion of mobile ticket transactions and invest in initiatives aimed at improving the ticket search, purchase and transfer process which we expect will attract more ticket buyers and enhance the overall fan and venue client experience.
We continue to be optimistic about the long-term potential of our company and are focused on the key elements of our business model: expand our concert platform, drive conversion of ticket sales through social and mobile channels, sell more tickets for our Ticketmaster clients, deliver to our fans a fully-integrated offering of primary and secondary tickets, grow our sponsorship and online revenue, and drive cost efficiencies.
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
To judge the health of our Concerts segment, we primarily monitor the number of confirmed events and fan attendance in our network of owned or operated and third-party venues, talent fees, average paid attendance, market ticket pricing, advance ticket sales and the number of major artist clients under management. In addition, at our owned or operated venues and festivals, we monitor ancillary revenue per fan and premium ticket sales. For business that is conducted in foreign markets, we also compare the operating results from our foreign operations to prior periods without the impact of changes in foreign exchange rates.

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
To judge the health of our Sponsorship & Advertising segment, we primarily review the revenue generated through sponsorship arrangements and online advertising, and the percentage of expected revenue under contract. For business that is conducted in foreign markets, we also compare the operating results from our foreign operations to prior periods without the impact of changes in foreign exchange rates.
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
To judge the health of our Ticketing segment, we primarily review GTV and the number of tickets sold through our primary and secondary ticketing operations, the number of clients renewed or added and the average royalty rate paid to clients who use our ticketing services. In addition, we review the number of visits to our websites, cost of customer acquisition, the purchase conversion rate, the overall number of customers in our database, the number and percentage of tickets sold via mobile and the number of app installs. For business that is conducted in foreign markets, we also compare the operating results from our foreign operations to prior periods without the impact of changes in foreign exchange rates.

Key Operating Metrics

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands except estimated events)
Concerts (1)
Events:
North America	6,321	5,182	11,108	8,930
International	2,756	2,543	5,142	4,751
Total estimated events	9,077	7,725	16,250	13,681
Fans:
North America	16,079	15,325	22,923	21,100
International	9,145	9,453	14,593	14,577
Total estimated fans	25,224	24,778	37,516	35,677
Ticketing (2)
Fee-bearing tickets	48,140	47,506	101,168	97,108
Non-fee-bearing tickets	50,522	51,416	115,019	118,750
Total estimated tickets	98,662	98,922	216,187	215,858
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

Non-GAAP Measures
Reconciliation of Adjusted Operating Income (Loss)
AOI is a non-GAAP financial measure that we define as operating income (loss) before certain stock-based compensation expense, loss (gain) on disposal of operating assets, depreciation and amortization (including goodwill impairment), amortization of non-recoupable ticketing contract advances and acquisition expenses (including transaction costs, changes in the fair value of acquisition-related contingent consideration obligations, and acquisition-related severance and compensation). We use AOI to evaluate the performance of our operating segments. We believe that information about AOI assists investors by allowing them to evaluate changes in the operating results of our portfolio of businesses separate from non-operational factors that affect net income (loss), thus providing insights into both operations and the other factors that affect reported results. AOI is not calculated or presented in accordance with GAAP. A limitation of the use of AOI as a performance measure is that it does not reflect the periodic costs of certain amortizing assets used in generating revenue in our business. Accordingly, AOI should be considered in addition to, and not as a substitute for, operating income (loss), net income (loss), and other measures of financial performance reported in accordance with GAAP. Furthermore, this measure may vary among other companies; thus, AOI as presented herein may not be comparable to similarly titled measures of other companies.

The following table sets forth the reconciliation of AOI to operating income (loss):

	Operating income (loss)	Stock- based compensation expense	Loss (gain) on disposal of operating assets	Depreciation and amortization	Amortization of non-recoupable ticketing contract advances	Acquisition expenses	AOI
	(in thousands)
Three Months Ended June 30, 2018
Concerts	$41,830	$3,974	$114	$46,519	$—	$7,075	$99,512
Sponsorship & Advertising	80,492	455	—	7,132	—	—	88,079
Ticketing	49,075	1,200	(6)	34,989	17,409	239	102,906
Other and Eliminations	(3,553)	—	—	178	(1,069)	—	(4,444)
Corporate	(33,119)	6,447	—	967	—	—	(25,705)
Total	$134,725	$12,076	$108	$89,785	$16,340	$7,314	$260,348
Three Months Ended June 30, 2017
Concerts	$37,549	$1,961	$95	$46,131	$—	$2,686	$88,422
Sponsorship & Advertising	70,380	343	—	6,401	—	—	77,124
Ticketing	43,746	1,109	7	27,565	15,659	1,143	89,229
Other and Eliminations	(5,248)	—	—	103	(954)	—	(6,099)
Corporate	(32,994)	4,752	13	965	—	20	(27,244)
Total	$113,433	$8,165	$115	$81,165	$14,705	$3,849	$221,432
Six Months Ended June 30, 2018
Concerts	$(22,061)	$5,883	$135	$92,054	$—	$7,873	$83,884
Sponsorship & Advertising	111,594	708	—	14,742	—	—	127,044
Ticketing	113,931	2,273	11	68,622	38,547	472	223,856
Other and Eliminations	(6,956)	—	—	387	(2,262)	—	(8,831)
Corporate	(67,813)	14,082	—	1,851	—	—	(51,880)
Total	$128,695	$22,946	$146	$177,656	$36,285	$8,345	$374,073
Six Months Ended June 30, 2017
Concerts	$(38,258)	$4,734	$(588)	$92,573	$—	$7,828	$66,289
Sponsorship & Advertising	96,826	682	—	12,911	—	—	110,419
Ticketing	98,277	1,989	7	54,102	36,461	1,508	192,344
Other and Eliminations	(5,022)	—	—	211	(1,693)	—	(6,504)
Corporate	(59,756)	8,696	37	1,900	—	25	(49,098)
Total	$92,067	$16,101	$(544)	$161,697	$34,768	$9,361	$313,450
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

Segment Operating Results
Concerts
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2018	2017		2018	2017
	(in thousands)			(in thousands)
Revenue	$2,380,736	$2,249,851	6%	$3,419,657	$3,113,128	10%
Direct operating expenses	1,990,254	1,895,588	5%	2,786,419	2,560,333	9%
Selling, general and administrative expenses	302,019	270,488	12%	563,110	499,068	13%
Depreciation and amortization	46,519	46,131	1%	92,054	92,573	(1)%
Loss (gain) on disposal of operating assets	114	95	*	135	(588)	*
Operating income (loss)	$41,830	$37,549	11%	$(22,061)	$(38,258)	42%
Operating margin	1.8%	1.7%		(0.6)%	(1.2)%
AOI**	$99,512	$88,422	13%	$83,884	$66,289	27%
AOI margin**	4.2%	3.9%		2.5%	2.1%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for definition and reconciliation of AOI and AOI margin.
Three Months
Revenue
Concerts revenue increased $130.9 million during the three months ended June 30, 2018 as compared to the same period of the prior year. Excluding the increase of $38.8 million related to currency impacts, revenue increased $92.1 million, or 4%, primarily due to increased arena activity globally and more shows along with higher average ticket prices and increased ancillary revenue per fan in our North America amphitheaters and increased festival activity in North America. These increases were partially offset by fewer international stadium and theater and club shows. Concerts had incremental revenue of $82.7 million from the acquisitions of concerts and festival promotion businesses.
Operating results
The increased operating results for Concerts for the three months ended June 30, 2018 were primarily driven by strong operating results for our North America amphitheaters and festivals partially offset by lower stadium results and higher compensation costs associated with salary increases and headcount growth. Included in selling, general and administrative expenses for the three months ended June 30, 2018 is $8.7 million of expenses related to new acquisitions and new venues in the Concerts segment.
Six Months
Revenue
Concerts revenue increased $306.5 million during the six months ended June 30, 2018 as compared to the same period of the prior year. Excluding the increase of $74.1 million related to currency impacts, revenue increased $232.4 million, or 7%, primarily due to increased arena activity globally, more shows along with higher average ticket prices and increased ancillary revenue per fan in our North America amphitheaters, more shows in our North America theaters and clubs and increased festival activity in North America. These increases were partially offset by fewer international stadium shows. Concerts had incremental revenue of $106.2 million from the acquisitions of concerts and festival promotion businesses.
Operating results
The increased operating results for Concerts for the six months ended June 30, 2018 were primarily driven by strong operating results for our North America amphitheaters, festivals and theaters and clubs partially offset by lower stadium results and higher compensation costs associated with salary increases and headcount growth. Included in selling, general and administrative expenses for the six months ended June 30, 2018 is $18.5 million of expenses related to new acquisitions and new venues in the Concerts segment.

Sponsorship & Advertising
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2018	2017		2018	2017
	(in thousands)			(in thousands)
Revenue	$139,938	$124,563	12%	$214,496	$188,551	14%
Direct operating expenses	29,200	25,571	14%	44,951	37,145	21%
Selling, general and administrative expenses	23,114	22,211	4%	43,209	41,669	4%
Depreciation and amortization	7,132	6,401	11%	14,742	12,911	14%
Operating income	$80,492	$70,380	14%	$111,594	$96,826	15%
Operating margin	57.5%	56.5%		52.0%	51.4%
AOI**	$88,079	$77,124	14%	$127,044	$110,419	15%
AOI margin**	62.9%	61.9%		59.2%	58.6%
_______

**	See “—Non-GAAP Measures” above for definition and reconciliation of AOI and AOI margin.
Three Months
Revenue
Sponsorship & Advertising revenue increased $15.4 million during the three months ended June 30, 2018 as compared to the same period of the prior year. Excluding the increase of $2.0 million related to currency impacts, revenue increased $13.4 million, or 11%, primarily due to increased sales for our festivals.
Operating results
The increase in Sponsorship & Advertising operating income for the three months ended June 30, 2018 was primarily driven by the increase in festival activity partially offset by higher fulfillment costs of certain festivals and sponsorship programs.
Six Months
Revenue
Sponsorship & Advertising revenue increased $25.9 million during the six months ended June 30, 2018 as compared to the same period of the prior year. Excluding the increase of $4.7 million related to currency impacts, revenue increased $21.2 million, or 11%, primarily due to increased sales for our festivals and higher online advertising in North America.
Operating results
The increase in Sponsorship & Advertising operating income for the six months ended June 30, 2018 was primarily driven by the increase in festival and online advertising partially offset by higher fulfillment costs of certain festivals and sponsorship programs.

Ticketing
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2018	2017		2018	2017
		(as adjusted)			(as adjusted)
	(in thousands)			(in thousands)
Revenue	$351,195	$311,181	13%	$723,568	$624,019	16%
Direct operating expenses	119,787	103,186	16%	244,071	204,919	19%
Selling, general and administrative expenses	147,350	136,677	8%	296,933	266,714	11%
Depreciation and amortization	34,989	27,565	27%	68,622	54,102	27%
Loss (gain) on disposal of operating assets	(6)	7	*	11	7	*
Operating income	$49,075	$43,746	12%	$113,931	$98,277	16%
Operating margin	14.0%	14.1%		15.7%	15.7%
AOI**	$102,906	$89,229	15%	$223,856	$192,344	16%
AOI margin**	29.3%	28.7%		30.9%	30.8%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for definition and reconciliation of AOI and AOI margin.
Three Months
Revenue
Ticketing revenue increased $40.0 million during the three months ended June 30, 2018 as compared to the same period of the prior year. Excluding the increase of $4.1 million related to currency impacts, revenue increased $35.9 million, or 12%, primarily due to increased North America primary ticket fees driven by higher volume for concert and theatrical events, along with higher North America resale volume driven by concert and sports events.
Operating results
The increase in Ticketing operating income for the three months ended June 30, 2018 was primarily due to increased operating results from higher primary and resale ticket sales partially offset by increased compensation costs associated with higher headcount and salary increases.
Six Months
Revenue
Ticketing revenue increased $99.5 million during the six months ended June 30, 2018 as compared to the same period of the prior year. Excluding the increase of $10.8 million related to currency impacts, revenue increased $88.7 million, or 14%, primarily due to increased North America primary ticket volume and higher associated ticket fees, driven by concert events, higher North America resale volume driven by concert and sports events and increased ticket insurance revenue.
Operating results
The increase in Ticketing operating income for the six months ended June 30, 2018 was primarily due to increased operating results from higher primary and resale ticket sales along with increased ticket insurance partially offset by increased compensation costs associated with higher headcount and salary increases.

Consolidated Results of Operations
Three Months

	Three Months Ended June 30,				% Change
	2018			2017
	As Reported	Currency Impacts	At Constant Currency**	As Adjusted	As Reported	At Constant Currency**
	(in thousands)
Revenue	$2,868,315	$(44,903)	$2,823,412	$2,683,585	7%	5%
Operating expenses:
Direct operating expenses	2,135,107	(34,576)	2,100,531	2,022,471	6%	4%
Selling, general and administrative expenses	476,438	(7,837)	468,601	434,385	10%	8%
Depreciation and amortization	89,785	(1,250)	88,535	81,165	11%	9%
Loss on disposal of operating assets	108	—	108	115	*	*
Corporate expenses	32,152	(5)	32,147	32,016	—	—
Operating income	134,725	$(1,235)	$133,490	113,433	19%	18%
Operating margin	4.7%		4.7%	4.2%
Interest expense	35,992			26,878
Loss (gain) on extinguishment of debt	(473)			1,049
Interest income	(2,705)			(1,031)
Equity in loss (earnings) of nonconsolidated affiliates	313			(536)
Other expense (income), net	6,443			(3,466)
Income before income taxes	95,155			90,539
Income tax expense	11,799			9,984
Net income	83,356			80,555
Net income (loss) attributable to noncontrolling interests	13,997			(923)
Net income attributable to common stockholders of Live Nation	$69,359			$81,478
_______________

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for definition of constant currency.
Interest expense
Interest expense increased $9.1 million, or 34%, during the three months ended June 30, 2018 as compared to the same period of the prior year primarily due to additional interest costs from the 5.625% senior notes and the 2.5% convertible senior notes due 2023 issued in March 2018.
Our debt balances and weighted-average cost of debt, excluding unamortized debt discounts and issuance costs of $105.8 million, were $2.9 billion and 4.1%, respectively, at June 30, 2018.
Other expense (income), net
Other expense (income), net includes the impact of net foreign exchange rate losses of $8.4 million and net foreign exchange rate gains of $4.4 million for the three months ended June 30, 2018 and 2017, respectively, primarily from the revaluation of certain foreign currency denominated net assets held internationally.
Net income (loss) attributable to noncontrolling interests
Net income (loss) attributable to noncontrolling interests increased $14.9 million as compared to the same period of the prior year to income of $14.0 million during the three months ended June 30, 2018 primarily due to the acquisition of the remaining interests in a festival and concert promotion business in December 2017.

Six Months

	Six Months Ended June 30,				% Change
	2018			2017
	As Reported	Currency Impacts	At Constant Currency**	As Adjusted	As Reported	At Constant Currency**
	(in thousands)
Revenue	$4,350,699	$(89,504)	$4,261,195	$3,926,464	11%	9%
Operating expenses:
Direct operating expenses	3,067,191	(63,584)	3,003,607	2,797,732	10%	7%
Selling, general and administrative expenses	911,049	(21,268)	889,781	817,693	11%	9%
Depreciation and amortization	177,656	(3,657)	173,999	161,697	10%	8%
Loss (gain) on disposal of operating assets	146	3	149	(544)	*	*
Corporate expenses	65,962	(40)	65,922	57,819	14%	14%
Operating income	128,695	$(958)	$127,737	92,067	40%	39%
Operating margin	3.0%		3.0%	2.3%
Interest expense	65,733			52,888
Loss on extinguishment of debt	2,470			1,049
Interest income	(3,888)			(1,976)
Equity in earnings of nonconsolidated affiliates	(3,402)			(2,876)
Other expense (income), net	6,771			(6,308)
Income before income taxes	61,011			49,290
Income tax expense	18,683			16,505
Net income	42,328			32,785
Net income (loss) attributable to noncontrolling interests	6,875			(15,700)
Net income attributable to common stockholders of Live Nation	$35,453			$48,485
_______________

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for definition of constant currency.
Interest expense
Interest expense increased $12.8 million, or 24%, during the six months ended June 30, 2018 as compared to the same period of the prior year primarily due to additional interest costs from the 5.625% senior notes and the 2.5% convertible senior notes due 2023 issued in March 2018.
Other expense (income), net
Other expense (income), net includes the impact of net foreign exchange rate losses of $9.2 million and net foreign exchange rate gains of $7.0 million for the six months ended June 30, 2018 and 2017, respectively, primarily from the revaluation of certain foreign currency denominated net assets held internationally.
Net income (loss) attributable to noncontrolling interests
Net income (loss) attributable to noncontrolling interests increased $22.6 million as compared to the same period of the prior year to income of $6.9 million during the six months ended June 30, 2018 primarily due to the acquisition of the remaining interests in a festival and concert promotion business in December 2017 along with improved operating results from certain festival promotion businesses located in the United States.

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
Our balance sheet reflects cash and cash equivalents of $2.3 billion at June 30, 2018 and $1.8 billion at December 31, 2017. Included in the June 30, 2018 and December 31, 2017 cash and cash equivalents balances are $733.6 million and $769.4 million, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges, which we refer to as client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to clients on a regular basis. Our foreign subsidiaries held approximately $885.6 million in cash and cash equivalents, excluding client cash, at June 30, 2018. We generally do not intend to repatriate these funds, but if we did, we would need to accrue and pay United States state income taxes as well as any applicable foreign withholding or transaction taxes on future repatriations. We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is 90 days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects total net debt of $2.8 billion and $2.3 billion at June 30, 2018 and December 31, 2017, respectively. Our weighted-average cost of debt, excluding unamortized debt discounts and debt issuance costs on our term loans and notes, was 4.1% at June 30, 2018.
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
The lenders under our revolving loans consist of banks and other third-party financial institutions. While we currently have no indications or expectations that such lenders will be unable to fund their commitments as required, we can provide no assurances that future funding availability will not be impacted by adverse conditions in the financial markets. Should an individual lender default on its obligations, the remaining lenders would not be required to fund the shortfall, resulting in a reduction in the total amount available to us for future borrowings, but would remain obligated to fund their own commitments.

Sources of Cash
Senior Secured Credit Facility
In March 2018, we amended our term loan B under the senior secured credit facility to reduce the applicable interest rate. At June 30, 2018, our senior secured credit facility consists of (i) a $190 million term loan A facility, (ii) a $970 million term loan B facility and (iii) a $365 million revolving credit facility. Subject to certain conditions, we have the right to increase the facility by an amount equal to the sum of $625 million and the aggregate principal amount of voluntary prepayments of the term B loans and permanent reductions of the revolving credit facility commitments, in each case, other than from proceeds of long-term indebtedness, and additional amounts so long as the senior secured leverage ratio calculated on a pro-forma basis (as defined in the agreement) is no greater than 3.25x. The revolving credit facility provides for borrowing up to the amount of the facility with sublimits of up to (i) $150 million for the issuance of letters of credit, (ii) $50 million for swingline loans, (iii) $200 million for borrowings in Euros and British Pounds and (iv) $50 million for borrowings in one or more other approved currencies. The senior secured credit facility is secured by (i) a first priority lien on substantially all of our tangible and intangible personal property of our domestic subsidiaries that are guarantors and (ii) a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of our direct and indirect domestic subsidiaries and 65% of each class of capital stock of any first-tier foreign subsidiaries, subject to certain exceptions.
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
5.625% Senior Notes
In March 2018, we issued $300 million principal amount of 5.625% senior notes due 2026. Interest on the notes is payable semiannually in cash in arrears on March 15 and September 15, beginning September 15, 2018, and the notes will mature on March 15, 2026. We may redeem some or all of the notes at any time prior to March 15, 2021 at a price equal to 100% of the principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium. We may redeem up to 35% of the aggregate principal amount of the notes from proceeds of certain equity offerings prior to March 15, 2021, at a price equal to 105.625% of the aggregate principal amount being redeemed, plus any accrued and unpaid interest thereon to the date of redemption. In addition, on or after March 15, 2021, we may redeem some or all of the notes at any time at redemption prices that start at 104.219% of their principal amount, plus any accrued and unpaid interest to the date of redemption. We must make an offer to redeem the notes at 101% of their aggregate principal amount, plus any accrued and unpaid interest to the repurchase date, if we experience certain defined changes of control.
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
If we experience a fundamental change, as defined in the indenture governing the notes, the holders of the notes may require the Company to purchase for cash all or a portion of their notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the notes plus any accrued and unpaid interest.

Extinguishment of Debt
In the March 2018 refinancing noted above, we received total proceeds of $850.0 million from the notes which were used to repay $246.3 million of the outstanding principal amount of our 2.5% convertible senior notes due 2019 and to pay the related repurchase premium of $90.4 million on these notes along with accrued interest and fees of $20.8 million, leaving $492.5 million in additional cash available to repurchase the remaining outstanding principal of the 2.5% convertible senior notes due 2019 and for general corporate purposes. We recorded a $2.5 million loss on extinguishment of debt related to this refinancing.
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
As of June 30, 2018, we believe we were in compliance with all of our debt covenants. We expect to remain in compliance with all of our debt covenants throughout 2018.
Uses of Cash
Acquisitions
When we make acquisitions, the acquired entity may have cash on its balance sheet at the time of acquisition. All amounts related to the use of cash for acquisitions discussed in this section are presented net of any cash acquired. During the six months ended June 30, 2018, we used $93.3 million of cash primarily for the payment of contingent consideration related to an acquisition that occurred prior to the current accounting guidance for business combinations along with the acquisitions of controlling interests in a concert promotion business and various artist management businesses that are all located in the United States. As of the date of acquisition, the acquired businesses had a total of $18.1 million of cash on their balance sheets, primarily related to deferred revenue for future events.
During the six months ended June 30, 2017, we used $16.6 million of cash primarily for the acquisitions of a concert promotion business located in Italy and a ticketing business with locations in the Czech Republic and Poland. As of the date of acquisition, the acquired businesses had a total of $8.9 million of cash on their balance sheets, primarily related to deferred revenue for future events.

Purchases and Sales of Noncontrolling Interests, net
During the six months ended June 30, 2018, we used $131.1 million of cash primarily for the final payment due in connection with the 2017 acquisition of the remaining interests in a concert and festival promotion business located in the United States.
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
Our capital expenditures, including accruals for amounts incurred but not yet paid for, but net of expenditures funded by outside parties such as landlords or replacements funded by insurance proceeds, consisted of the following:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Maintenance capital expenditures	$41,090	$55,695
Revenue generating capital expenditures	52,732	60,608
Total capital expenditures	$93,822	$116,303
Maintenance capital expenditures during the first six months of 2018 decreased from the same period of the prior year primarily due to costs incurred in 2017 related to the relocation of certain office facilities.
We currently expect capital expenditures to be approximately $250 million for the full year of 2018.
Contractual Obligations and Commitments
During 2018, we have entered into new, or we have exercised options to extend existing, long-term operating leases for office space and venues. These new or extended non-cancelable lease agreements have added future minimum rental commitments of approximately $7.2 million for the remainder of 2018, $14.8 million for 2019, $13.9 million for 2020, $16.6 million for 2021, $16.9 million for 2022 and $179.2 million thereafter.
During 2018, we have entered into new, or we have renewed existing, long-term non-cancelable contracts with various artists and ticketing clients. These new or renewed non-cancelable contracts have added future minimum commitments of approximately $87.4 million for the remainder of 2018, $250.7 million for 2019, $122.8 million for 2020, $153.1 million for 2021, $151.9 million for 2022 and $68.7 million thereafter.
Cash Flows

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash provided by (used in):
Operating activities	$519,826	$804,709
Investing activities	$(314,395)	$(171,940)
Financing activities	$314,731	$(24,165)
Operating Activities
Cash provided by operating activities decreased $284.9 million for the six months ended June 30, 2018 as compared to the same period of the prior year. During the first six months of 2018, our accounts payable and accrued liabilities increased less as compared to the same period of the prior year based on timing of payments. Our prepaid expenses increased due to higher event-related costs and we received more cash for future events, increasing deferred revenue.
Investing Activities
Cash used in investing activities increased $142.5 million for the six months ended June 30, 2018 as compared to the same period of the prior year primarily due to increased acquisition payments and higher advances of notes receivable and payments for purchases of intangible assets partially offset by lower purchases of property, plant and equipment. See “—Uses of Cash” above for further discussion.
Financing Activities
Cash provided by financing activities increased $338.9 million for the six months ended June 30, 2018 as compared to the same period of the prior year primarily due to net proceeds from the refinancing of debt in March 2018 partially offset by an increase in purchases of noncontrolling interests. See “—Sources of Cash” above for further discussion.
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
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. Our foreign subsidiaries also carry certain net assets or liabilities that are denominated in a currency other than that subsidiary’s functional currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not have significant operations in any hyper-inflationary countries. Our foreign operations reported operating income of $57.0 million for the six months ended June 30, 2018. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the six months ended June 30, 2018 by $5.7 million. As of June 30, 2018, our primary foreign exchange exposure included the Euro, British Pound, Australian Dollar and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities. In addition, the reported carrying value of our assets and liabilities, including the total cash and cash equivalents held by our foreign operations, will also be affected by changes in foreign currency exchange rates.
We primarily use forward currency contracts, in addition to options, to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. We also may enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At June 30, 2018, we had forward currency contracts outstanding with a notional amount of $98.3 million.
Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $2.9 billion of total debt, excluding debt discounts and issuance costs, outstanding as of June 30, 2018, of which $1.8 billion was fixed-rate debt and $1.1 billion was floating-rate debt.
Based on the amount of our floating-rate debt as of June 30, 2018, each 25-basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $2.9 million when the floor rate is not applicable. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of June 30, 2018 with no subsequent change in rates for the remainder of the period.
Ratio of Earnings to Fixed Charges
The ratio of earnings to fixed charges is as follows:

Six months ended June 30,		Year Ended December 31,
2018	2017	2017	2016	2015	2014
1.55	1.58	*	1.38	1.03	*

*	For the years ended December 31, 2017 and 2014, fixed charges exceeded earnings before income taxes and fixed charges by $10.5 million and $104.0 million, respectively.
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
There have been no changes to our critical accounting policies during the six months ended June 30, 2018.

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
Based on their evaluation as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 26, 2018.

LIVE NATION ENTERTAINMENT, INC.

By:	/s/ Brian Capo
Brian Capo
Chief Accounting Officer (Duly Authorized Officer)

EXHIBIT INDEX

	Exhibit Description	Incorporated by Reference				Filed Here with
Exhibit No.		Form	File No.	Exhibit No.	Filing Date
2.1	Share Subscription Agreement and Other Covenants entered into as of May 1, 2018, by and among Live Nation Entertainment, Inc., Live Nation International Holdings B.V., Rock City, S.A., and Roberto Medina and certain other shareholders of Rock City, S.A.	8-K	001-32601	2.1	5/10/2018
31.1	Certification of Chief Executive Officer.					X
31.2	Certification of Chief Financial Officer.					X
32.1	Section 1350 Certification of Chief Executive Officer.					X
32.2	Section 1350 Certification of Chief Financial Officer.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Schema Document.					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X