Form 10-Q
period 2018-09-30
Live Nation Entertainment, Inc.
filed 2018-11-01
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
Form 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
____________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On October 25, 2018, there were 209,545,061 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 1,676,366 shares of unvested restricted stock awards and excluding 408,024 shares held in treasury.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2018	December 31, 2017
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$1,900,305	$1,825,322
Accounts receivable, less allowance of $39,996 and $32,755, respectively	1,252,585	725,304
Prepaid expenses	668,900	546,713
Restricted cash	9,493	3,500
Other current assets	49,764	51,903
Total current assets	3,881,047	3,152,742
Property, plant and equipment
Land, buildings and improvements	969,840	955,937
Computer equipment and capitalized software	725,842	610,924
Furniture and other equipment	319,248	312,962
Construction in progress	128,943	133,906
	2,143,873	2,013,729
Less accumulated depreciation	1,230,516	1,127,793
	913,357	885,936
Intangible assets
Definite-lived intangible assets, net	669,568	729,265
Indefinite-lived intangible assets	368,920	369,023
Goodwill	1,835,353	1,754,589
Other long-term assets	843,454	612,708
Total assets	$8,511,699	$7,504,263
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$1,048,647	$948,637
Accounts payable	112,036	85,666
Accrued expenses	1,409,170	1,109,246
Deferred revenue	890,783	925,220
Current portion of long-term debt, net	81,832	347,593
Other current liabilities	66,330	160,638
Total current liabilities	3,608,798	3,577,000
Long-term debt, net	2,731,985	1,952,366
Deferred income taxes	130,911	137,635
Other long-term liabilities	180,626	174,391
Commitments and contingent liabilities
Redeemable noncontrolling interests	308,450	244,727
Stockholders’ equity
Common stock	2,083	2,069
Additional paid-in capital	2,328,425	2,374,006
Accumulated deficit	(871,336)	(1,079,472)
Cost of shares held in treasury	(6,865)	(6,865)
Accumulated other comprehensive loss	(134,918)	(108,542)
Total Live Nation stockholders’ equity	1,317,389	1,181,196
Noncontrolling interests	233,540	236,948
Total equity	1,550,929	1,418,144
Total liabilities and equity	$8,511,699	$7,504,263

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		(as adjusted)		(as adjusted)
	(in thousands except share and per share data)
Revenue	$3,835,246	$3,440,308	$8,185,945	$7,366,772
Operating expenses:
Direct operating expenses	2,924,356	2,633,940	5,991,547	5,431,672
Selling, general and administrative expenses	524,654	475,864	1,435,703	1,293,557
Depreciation and amortization	99,606	89,228	277,262	250,925
Loss (gain) on disposal of operating assets	10,318	37	10,464	(507)
Corporate expenses	42,093	39,892	108,055	97,711
Operating income	234,219	201,347	362,914	293,414
Interest expense	35,993	26,627	101,726	79,515
Loss on extinguishment of debt	—	—	2,470	1,049
Interest income	(2,260)	(1,471)	(6,148)	(3,447)
Equity in losses (earnings) of nonconsolidated affiliates	(4)	816	(3,406)	(2,060)
Other expense (income), net	262	920	7,033	(5,388)
Income before income taxes	200,228	174,455	261,239	223,745
Income tax expense	17,031	25,685	35,714	42,190
Net income	183,197	148,770	225,525	181,555
Net income (loss) attributable to noncontrolling interests	10,514	12,377	17,389	(3,323)
Net income attributable to common stockholders of Live Nation	$172,683	$136,393	$208,136	$184,878

Basic net income per common share available to common stockholders of Live Nation	$0.73	$0.56	$0.74	$0.65
Diluted net income per common share available to common stockholders of Live Nation	$0.70	$0.53	$0.71	$0.62

Weighted average common shares outstanding:
Basic	207,614,413	205,287,843	207,228,034	204,574,742
Diluted	216,788,983	223,132,186	215,406,201	213,886,452

Reconciliation to net income available to common stockholders of Live Nation:
Net income attributable to common stockholders of Live Nation	$172,683	$136,393	$208,136	$184,878
Accretion of redeemable noncontrolling interests	(20,789)	(21,397)	(54,347)	(52,811)
Net income available to common stockholders of Live Nation—basic	151,894	114,996	153,789	132,067
Convertible debt interest, net of tax	319	3,336	—	—
Net income available to common stockholders of Live Nation—diluted	$152,213	$118,332	$153,789	$132,067

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Net income	$183,197	$148,770	$225,525	$181,555
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(9,081)	18,268	(26,376)	58,761
Other	—	—	—	80
Comprehensive income	174,116	167,038	199,149	240,396
Comprehensive income (loss) attributable to noncontrolling interests	10,514	12,377	17,389	(3,323)
Comprehensive income attributable to common stockholders of Live Nation	$163,602	$154,661	$181,760	$243,719

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
		(as adjusted)
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$225,525	$181,555
Reconciling items:
Depreciation	133,718	107,530
Amortization	143,544	143,395
Amortization of non-recoupable ticketing contract advances	55,893	54,892
Amortization of debt issuance costs and discounts, net	14,765	9,836
Non-cash compensation expense	34,315	23,921
Unrealized changes in fair value of contingent consideration	11,609	12,198
Loss (gain) on disposal of operating assets	10,464	(507)
Equity in earnings of nonconsolidated affiliates, net of distributions	10,024	5,333
Provision for uncollectible receivables and advances	16,898	7,226
Other, net	(6,525)	(6,236)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(545,872)	(394,753)
Increase in prepaid expenses and other assets	(332,254)	(279,269)
Increase in accounts payable, accrued expenses and other liabilities	484,432	536,944
Increase (decrease) in deferred revenue	(960)	16,169
Net cash provided by operating activities	255,576	418,234
CASH FLOWS FROM INVESTING ACTIVITIES
Advances of notes receivable	(71,578)	(10,943)
Collection of notes receivable	29,104	5,106
Investments made in nonconsolidated affiliates	(42,580)	(22,157)
Purchases of property, plant and equipment	(163,714)	(184,499)
Cash paid for acquisitions, net of cash acquired	(98,288)	(18,809)
Purchases of intangible assets	(33,175)	(4,895)
Other, net	1,375	698
Net cash used in investing activities	(378,856)	(235,499)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	857,121	59,313
Payments on long-term debt	(391,096)	(84,608)
Distributions to noncontrolling interests	(41,351)	(22,877)
Purchases and sales of noncontrolling interests, net	(152,971)	(10,730)
Proceeds from exercise of stock options	16,447	44,746
Payments for deferred and contingent consideration	(16,239)	(14,149)
Other, net	(3,785)	2,642
Net cash provided by (used in) financing activities	268,126	(25,663)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(63,870)	118,322
Net increase in cash, cash equivalents and restricted cash	80,976	275,394
Cash, cash equivalents and restricted cash at beginning of period	1,828,822	1,529,575
Cash, cash equivalents and restricted cash at end of period	$1,909,798	$1,804,969

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
Cash, Cash Equivalents and Restricted Cash
Included in the September 30, 2018 and December 31, 2017 cash and cash equivalents balance is $733.7 million and $769.4 million, respectively, of cash received that includes the face value of tickets sold on behalf of ticketing clients and their share of service charges, which amounts are to be remitted to these clients.
Restricted cash primarily consists of cash held in escrow accounts to fund capital improvements of certain leased or operated venues. The cash is held in these accounts pursuant to the related lease or operating agreement.
Acquisitions
During the first nine months of 2018, the Company completed several acquisitions that were accounted for as business combinations under the acquisition method of accounting. These acquisitions were not significant either on an individual basis or in the aggregate.
In May 2018, the Company acquired a 50% interest in a festival promotion business located in Brazil that is accounted for under the equity method of accounting.
Income Taxes
Each reporting period, the Company evaluates the realizability of all of its deferred tax assets in each tax jurisdiction. As of September 30, 2018, the Company continued to maintain a full valuation allowance against its net deferred tax assets in certain jurisdictions due to cumulative pre-tax losses. As a result of the valuation allowances, no tax benefits have been recognized for losses incurred, if any, in those tax jurisdictions for the first nine months of 2018 and 2017.
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
For the Ticketing segment, the Company no longer presents payments to certain third parties as an expense and now reflects these payments as a reduction of revenue. The remaining revenue streams of the Company were not materially impacted by the new guidance. The table below represents the impact of the adoption to the Company’s consolidated and Ticketing segment’s results of operations for the three and nine months ended September 30, 2017. The impact to the consolidated results of operations includes the elimination of intercompany transactions between the Company’s Concerts and Ticketing segments.

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted
	(in thousands)
Consolidated
Revenue	$3,559,418	$(119,110)	$3,440,308	$7,791,292	$(424,520)	$7,366,772
Direct operating expenses	$2,732,926	$(98,986)	$2,633,940	$5,801,300	$(369,628)	$5,431,672
Depreciation and amortization	$109,352	$(20,124)	$89,228	$305,817	$(54,892)	$250,925
Ticketing Segment
Revenue	$532,285	$(192,012)	$340,273	$1,510,574	$(546,282)	$964,292
Direct operating expenses	$283,236	$(170,499)	$112,737	$805,964	$(488,308)	$317,656
Depreciation and amortization	$50,318	$(21,513)	$28,805	$140,881	$(57,974)	$82,907
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
Other Pronouncements
In August 2018, the FASB issued guidance that aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amortization period of these implementation costs would include periods covered under renewal options that are reasonably certain to be exercised. The expense related to the capitalized implementation costs also would be presented in the same financial statement line item as the hosting fees. The guidance is effective for annual periods beginning after December 15, 2019 and interim periods within that year, and early adoption is permitted. The guidance should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company expects to adopt this guidance on January 1, 2020, and is currently assessing which implementation method it will apply and the impact that adoption will have on its financial position and results of operations.

NOTE 2—LONG-LIVED ASSETS
Definite-lived Intangible Assets
The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the nine months ended September 30, 2018:

	Revenue- generating contracts	Client / vendor relationships	Trademarks and naming rights	Technology	Other (1)	Total
	(in thousands)
Balance as of December 31, 2017:
Gross carrying amount	$789,363	$341,449	$126,331	$63,666	$135,231	$1,456,040
Accumulated amortization	(410,011)	(186,357)	(32,681)	(22,745)	(74,981)	(726,775)
Net	379,352	155,092	93,650	40,921	60,250	729,265
Gross carrying amount:
Acquisitions—current year	6,128	49,162	—	27,551	12,902	95,743
Acquisitions—prior year	4,447	—	—	—	1,900	6,347
Dispositions	—	(11,812)	—	—	(18,754)	(30,566)
Foreign exchange	(10,165)	(5,646)	(1,302)	(828)	(2,523)	(20,464)
Other (2)	(89,145)	(6,160)	—	(3,156)	(4,353)	(102,814)
Net change	(88,735)	25,544	(1,302)	23,567	(10,828)	(51,754)
Accumulated amortization:
Amortization	(62,974)	(38,938)	(9,365)	(16,886)	(15,381)	(143,544)
Dispositions	—	8,146	—	—	13,238	21,384
Foreign exchange	5,037	3,694	363	447	1,487	11,028
Other (2)	89,376	6,178	23	3,178	4,434	103,189
Net change	31,439	(20,920)	(8,979)	(13,261)	3,778	(7,943)
Balance as of September 30, 2018:
Gross carrying amount	700,628	366,993	125,029	87,233	124,403	1,404,286
Accumulated amortization	(378,572)	(207,277)	(41,660)	(36,006)	(71,203)	(734,718)
Net	$322,056	$159,716	$83,369	$51,227	$53,200	$669,568
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
Amortization of definite-lived intangible assets for the three months ended September 30, 2018 and 2017 was $51.4 million and $53.4 million, respectively, and for the nine months ended September 30, 2018 and 2017 was $143.5 million and $143.4 million, respectively.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets that exist at September 30, 2018:

(in thousands)
October 1 - December 31, 2018	$58,023
2019	$160,194
2020	$128,449
2021	$93,013
2022	$75,482
As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization will vary.
Goodwill
The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the nine months ended September 30, 2018:

	Concerts	Sponsorship & Advertising	Ticketing	Total
	(in thousands)
Balance as of December 31, 2017:
Goodwill	$1,015,913	$401,753	$761,786	$2,179,452
Accumulated impairment losses	(424,863)	—	—	(424,863)
Net	591,050	401,753	761,786	1,754,589
Acquisitions—current year	37,723	3,890	5,875	47,488
Acquisitions—prior year	53,578	1,693	—	55,271
Dispositions	(7,053)	—	—	(7,053)
Foreign exchange	(7,706)	(4,313)	(2,923)	(14,942)
Balance as of September 30, 2018:
Goodwill	1,092,455	403,023	764,738	2,260,216
Accumulated impairment losses	(424,863)	—	—	(424,863)
Net	$667,592	$403,023	$764,738	$1,835,353
Included in the current year acquisitions amount above is goodwill associated with the acquisitions of controlling interests in various concert and festival promotion businesses and an artist management business along with the acquisition of a ticketing business that are all located in the United States.
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

NOTE 3—LONG-TERM DEBT
In March 2018, the Company issued $300 million principal amount of 5.625% senior notes due 2026, issued $550 million principal amount of 2.5% convertible senior notes due 2023 and amended its senior secured credit facility to reduce the applicable interest rate for the term loan B. Total gross proceeds of $850.0 million from the issuance of the notes were used to repay $246.3 million of the outstanding principal amount of the Company’s 2.5% convertible senior notes due 2019, the related repurchase premium of $90.4 million on these convertible senior notes and accrued interest and fees of $20.8 million, leaving $492.5 million in additional cash available for the redemption of the remaining outstanding principal of its 2.5% convertible senior notes due 2019 and for general corporate purposes. The Company recorded a $2.5 million loss on extinguishment of debt related to this refinancing.
Long-term debt, which includes capital leases, at September 30, 2018 and December 31, 2017, consists of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Senior Secured Credit Facility:
Term loan A	$161,500	$175,750
Term loan B	955,573	962,849
4.875% Senior Notes due 2024	575,000	575,000
5.625% Senior Notes due 2026	300,000	—
5.375% Senior Notes due 2022	250,000	250,000
2.5% Convertible Senior Notes due 2023	550,000	—
2.5% Convertible Senior Notes due 2019	28,674	275,000
Other long-term debt	93,398	99,393
Total principal amount	2,914,145	2,337,992
Less unamortized discounts and debt issuance costs	(100,328)	(38,033)
Total debt, net of unamortized discounts and debt issuance costs	2,813,817	2,299,959
Less: current portion	81,832	347,593
Total long-term debt, net of unamortized discounts and debt issuance costs	$2,731,985	$1,952,366
Future maturities of long-term debt at September 30, 2018 are as follows:

(in thousands)
October 1 - December 31, 2018	$51,802
2019	45,192
2020	71,091
2021	122,671
2022	819,010
Thereafter	1,804,379
Total	$2,914,145
All long-term debt without a stated maturity date is considered current and is reflected as maturing in the earliest period shown in the table above. See Note 4—Fair Value Measurements for discussion of the fair value measurement of the Company’s long-term debt.
5.625% Senior Notes
In March 2018, the Company issued $300 million principal amount of 5.625% senior notes due 2026. Interest on the notes is payable semiannually in cash in arrears on March 15 and September 15 and the notes will mature on March 15, 2026. The Company may redeem some or all of the notes at any time prior to March 15, 2021 at a price equal to 100% of the principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium. The Company may redeem up to 35% of the aggregate principal amount of the notes from proceeds of certain equity offerings prior to March 15, 2021, at a price equal to 105.625% of the aggregate principal amount being redeemed, plus any accrued and unpaid interest thereon to the date of redemption. In addition, on or after March 15, 2021, the Company may redeem some or all of the notes at any time at redemption prices that start at 104.219% of their principal amount, plus any accrued and unpaid interest to the date of redemption. The Company must make an offer to redeem the notes at 101% of their aggregate principal amount, plus any accrued and unpaid interest to the repurchase date, if it experiences certain defined changes of control.
2.5% Convertible Senior Notes Due 2023
In March 2018, the Company issued $550 million principal amount of 2.5% convertible senior notes due 2023. The notes pay interest semiannually in arrears on March 15 and September 15 at a rate of 2.5% per annum. The notes will mature on March 15, 2023, and may not be redeemed by the Company prior to the maturity date. The notes will be convertible, under certain circumstances, until December 15, 2022, and on or after such date without condition, at an initial conversion rate of 14.7005 shares of the Company’s common stock per $1,000 principal amount of notes, subject to adjustment, which represents a 54.4% conversion premium based on the last reported sale price for the Company’s common stock of $44.05 on March 19, 2018 prior to issuing the debt. Upon conversion, the notes may be settled in shares of common stock or, at the Company’s election, cash or a combination of cash and shares of common stock. Assuming the Company fully settled the notes in shares, the maximum number of shares that could be issued to satisfy the conversion is currently 8.1 million.
If the Company experiences a fundamental change, as defined in the indenture governing the notes, the holders of the notes may require the Company to purchase for cash all or a portion of their notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the notes plus any accrued and unpaid interest.
The carrying amount of the equity component of the notes is $64.0 million, which is treated as a debt discount, and the principal amount of the liability component (face value of the notes) is $550 million. As of September 30, 2018, the remaining period for the debt discount was approximately 4 years and the value of the notes, if converted and fully settled in shares, did not exceed the principal amount of the notes. As of September 30, 2018, the effective interest rate on the liability component of the notes was 5.7%. The following table summarizes the amount of pre-tax interest cost recognized on the notes:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(in thousands)
Interest cost recognized relating to:
Contractual interest coupon	$3,361	$7,257
Amortization of debt discount	2,996	5,951
Amortization of debt issuance costs	534	1,068
Total interest cost recognized on the notes	$6,891	$14,276
2.5% Convertible Senior Notes Due 2019
As noted above, in 2018, the Company acquired in private repurchase transactions and subsequently retired $246.3 million of the outstanding principal amount of its 2.5% convertible senior notes due 2019 for $336.7 million plus fees and accrued interest. The fair value of the equity component of the notes prior to repurchase was calculated assuming a 4.87% non-convertible borrowing rate resulting in $92.6 million of the total repurchase price being recorded to additional paid-in capital. Beginning October 1, 2018, the remaining notes will be convertible at the election of the holder and will remain convertible through May 2019, at which time any notes that remain outstanding will mature.
NOTE 4—FAIR VALUE MEASUREMENTS
The Company’s outstanding debt held by third-party financial institutions is carried at cost, adjusted for any discounts or debt issuance costs. The Company’s debt is not publicly traded and the carrying amounts typically approximate fair value for debt that accrues interest at a variable rate, which are considered to be Level 2 inputs as defined in the FASB guidance.

The following table presents the estimated fair values of the Company’s senior notes and convertible senior notes:

	Estimated Fair Value at
	September 30, 2018	December 31, 2017
	Level 2
	(in thousands)
4.875% Senior Notes due 2024	$565,967	$592,325
5.625% Senior Notes due 2026	$303,408	$—
5.375% Senior Notes due 2022	$254,043	$259,233
2.5% Convertible Senior Notes due 2023	$600,875	$—
2.5% Convertible Senior Notes due 2019	$45,182	$310,635
NOTE 5—COMMITMENTS AND CONTINGENT LIABILITIES
During 2018, the Company has entered into new, or it has exercised options to extend existing, long-term operating leases for office space and venues. These new or extended non-cancelable lease agreements have added future minimum rental commitments of approximately $5.8 million for the remainder of 2018, $29.6 million for 2019, $29.7 million for 2020, $32.0 million for 2021, $33.3 million for 2022 and $325.0 million thereafter. The Company has leases that contain contingent payment requirements for which payments vary depending on revenue, tickets sold or other variables.
During 2018, the Company has entered into new, or it has renewed existing, long-term non-cancelable contracts with various artists and ticketing clients. These new or renewed non-cancelable contracts have added future minimum commitments of approximately $34.1 million for the remainder of 2018, $315.3 million for 2019, $131.2 million for 2020, $209.4 million for 2021, $157.8 million for 2022 and $68.9 million thereafter.
Litigation
Securities Class Action Litigation
In April 2018, a class action lawsuit was filed against the Company by Kathryn Poser, asserting claims for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, in statements and/or omissions pertaining to a consent decree related to its acquisition of Ticketmaster in 2010. On August 21, 2018, the plaintiff filed a Notice of Voluntary Dismissal, without prejudice, thereby ending the litigation.
Consumer Class Actions
The following class action lawsuits were filed against Live Nation and/or Ticketmaster LLC in the United States and Canada: Vaccaro v. Ticketmaster LLC (Northern District of Illinois, filed September 2018); Ameri v. Ticketmaster LLC (Superior Court of California, Alameda County, filed September 2018); Lee v. Ticketmaster LLC, et al. (Northern District of California, filed September 2018); Thompson-Marcial v. Ticketmaster Canada Holdings ULC (Ontario Superior Court of Justice, filed September 2018); McPhee v. Live Nation Entertainment, Inc., et al. (Superior Court of Quebec, District of Montreal, filed September 2018); Crystal Watch v. Live Nation Entertainment, Inc., et al. (Court of Queen’s Bench for Saskatchewan, by amendments filed September 2018); Gaetano v. Live Nation Entertainment Inc., et al. (Northern District of New York, filed October 2018); Dickey v. Ticketmaster, LLC, et al. (Central District of California, filed October 2018); and Gomel v. Live Nation Entertainment, Inc., et al. (Supreme Court of British Columbia, filed October 2018).  These lawsuits make similar factual allegations that Live Nation and/or Ticketmaster LLC engage in conduct that is intended to encourage the resale of tickets on secondary ticket exchanges at elevated prices. Based on these allegations, each plaintiff asserts violations of different state/provincial and federal laws. Each plaintiff also seeks to represent a class of individuals who purchased tickets on a secondary ticket exchange, as defined in each plaintiff’s complaint. The complaints seek a variety of remedies, including unspecified compensatory damages, punitive damages, restitution, injunctive relief and attorneys’ fees and costs. Based on information presently known to management, the Company does not believe that a loss is probable of occurring at this time, and believes that the potential liability, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations. Further, the Company does not currently believe that the claims asserted in these lawsuits have merit, and considerable uncertainty exists regarding any monetary damages that will be asserted against the Company. As a result, the Company is currently unable to estimate the possible loss or range of loss for these matters. The Company intends to vigorously defend these actions.

NOTE 6—INCOME TAXES
In December 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted, which amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the TCJA reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate. The rate reduction took effect on January 1, 2018. The TCJA enactment caused the Company’s United States deferred tax assets and liabilities to be revalued at December 31, 2017. The international provisions of the TCJA generally establish a territorial-style system for taxing foreign-sourced income of domestic multinational corporations, require companies to pay a one-time transition tax on earnings of certain foreign-sourced subsidiaries that were previously tax-deferred, and create new taxes on certain foreign-sourced earnings. At December 31, 2017, the Company made a reasonable estimate of the effects of the TCJA on existing deferred tax balances and the one-time transition tax. During the third quarter of 2018, the Company refined the computation of the one-time transition tax liability for foreign subsidiaries to approximately $100.0 million. The change in computed liability does not impact 2018 tax expense since it is expected that the liability will continue to be offset by fully-valued tax attribute carryforwards. The Company has not completed its analysis of the impacts of the one-time transition tax and may make further adjustments to its accounting related to TCJA during the fourth quarter of 2018.
In December 2017, the SEC issued guidance for companies that have not completed the accounting for the income tax effects of the TCJA. Under this guidance, a company may report provisional amounts based on reasonable estimates where the accounting is incomplete. These amounts are subject to adjustments during a measurement period of up to one year beginning in the reporting period of the enactment date. In accordance with this guidance, the Company has determined that the impact of the TCJA on deferred taxes and the transition tax inclusion recorded on the mandatory deemed repatriation of foreign earnings were provisional amounts and reasonable estimates at December 31, 2017. The amounts recorded in 2017 and refined in 2018 remain reasonable estimates as of September 30, 2018 based on information available to date. Additional work is necessary for a more detailed analysis of our deferred tax assets and liabilities and our historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to the amount will be recorded in the fourth quarter of 2018 when the analysis is complete, but is not anticipated to impact tax expense due to the existence of fully-valued tax attribute carryforwards.
Although the TCJA generally eliminates United States federal income tax on dividends from foreign subsidiaries, it creates a new requirement that certain income, referred to as Global Intangible Low-Taxed Income (“GILTI”), earned by controlled foreign corporations must be included currently in the gross income of the entity’s United States taxpayer. In accordance with this guidance, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future United States inclusions in taxable income related to GILTI as a current-period expense when incurred or (2) factoring such amounts into the Company’s measurement of its deferred taxes. Because of the complexity of the new GILTI tax rules, the Company continues to evaluate this provision of the TCJA and has not yet determined its accounting policy. As of September 30, 2018, because the Company is still evaluating the GILTI provisions and its analysis of future taxable income that is subject to GILTI, it has included the GILTI impact related to current-year operations only in its estimated annual effective tax rate computations and has not provided additional GILTI impact on deferred items. The GILTI taxable income inclusion does not affect the 2018 tax expense due to the existence of fully-valued tax attribute carryforwards.
Beyond the inclusions required pursuant to the TCJA, no additional income taxes have been provided for any remaining undistributed foreign earnings that are considered to be permanently reinvested.

NOTE 7—EQUITY
The following table shows the reconciliation of the carrying amount of stockholders’ equity attributable to Live Nation, equity attributable to noncontrolling interests, total equity and also redeemable noncontrolling interests for the nine months ended September 30, 2018:

	Live Nation Stockholders’ Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands)			(in thousands)
Balance at December 31, 2017	$1,181,196	$236,948	$1,418,144	$244,727
Non-cash compensation expense	34,415	—	34,415	—
Common stock issued under stock plans, net of shares withheld for employee taxes	(8,685)	—	(8,685)	—
Exercise of stock options	16,447	—	16,447	—
Fair value of convertible debt conversion feature, net of issuance costs	62,624	—	62,624	—
Repurchase of convertible debt conversion feature	(92,641)	—	(92,641)	—
Acquisitions	—	21,770	21,770	20,911
Divestitures	—	(6,684)	(6,684)	—
Purchases of noncontrolling interests	(4,784)	(1,526)	(6,310)	(10,356)
Sales of noncontrolling interests	1,410	(980)	430	—
Redeemable noncontrolling interests fair value adjustments	(54,246)	—	(54,246)	54,246
Contributions received	—	7,501	7,501	1,806
Cash distributions	—	(33,481)	(33,481)	(7,870)
Other	(107)	(2,439)	(2,546)	28
Comprehensive income (loss):
Net income	208,136	12,431	220,567	4,958
Foreign currency translation adjustments	(26,376)	—	(26,376)	—
Balance at September 30, 2018	$1,317,389	$233,540	$1,550,929	$308,450
Accumulated Other Comprehensive Loss
The following table presents changes in the components of AOCI, net of taxes, for the nine months ended September 30, 2018:

Total (Foreign Currency Items)
(in thousands)
Balance at December 31, 2017	$(108,542)
Other comprehensive income before reclassifications	(26,376)
Net other comprehensive income	(26,376)
Balance at September 30, 2018	$(134,918)
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

The following table sets forth the computation of weighted average common shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average common shares—basic	207,614,413	205,287,843	207,228,034	204,574,742
Effect of dilutive securities:
Stock options and restricted stock	8,347,718	9,914,361	8,178,167	9,311,710
Convertible senior notes	826,852	7,929,982	—	—
Weighted average common shares—diluted	216,788,983	223,132,186	215,406,201	213,886,452
The following table shows securities excluded from the calculation of diluted net income (loss) per common share because such securities are anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Options to purchase shares of common stock	604,781	8,000	604,781	810,796
Restricted and deferred stock—unvested	2,483,572	196,484	2,498,072	219,084
Conversion shares related to the convertible senior notes	8,085,275	—	8,912,127	7,929,982
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	11,173,628	204,484	12,014,980	8,959,862
NOTE 8—REVENUE RECOGNITION
Concerts
Concerts revenue for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Total Concerts Revenue	$3,297,257	$2,939,387	$6,716,914	$6,052,515
Percentage of consolidated revenue	86.0%	85.4%	82.1%	82.2%
The Concerts segment generates revenue from the promotion or production of live music events and festivals in the Company’s owned or operated venues and in rented third-party venues, artist management commissions and the sale of merchandise for music artists at events. As a promoter and venue operator, the Company earns revenue primarily from the sale of tickets, concessions, merchandise, parking, ticket rebates or service charges on tickets sold by Ticketmaster or third-party ticketing agreements, and rental of the Company’s owned or operated venues. As an artist manager, the Company earns commissions on the earnings of the artists and other clients the Company represents, primarily derived from clients’ earnings for concert tours. Over 95% of Concerts’ revenue, whether related to promotion, venue operations, artist management or artist event merchandising, is recognized on the day of the related event. The majority of consideration for the Concerts segment is collected in advance of or on the day of the event. Consideration received in advance of the event is recorded as deferred revenue. Any consideration not collected by the day of the event is typically received within three months after the event date.

Sponsorship & Advertising
Sponsorship & Advertising revenue for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Total Sponsorship & Advertising Revenue	$171,178	$157,981	$385,674	$346,532
Percentage of consolidated revenue	4.5%	4.6%	4.7%	4.7%
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
At September 30, 2018, the Company had contracted sponsorship agreements with terms greater than one year that had approximately $751.0 million of revenue related to future benefits to be provided by the Company. The Company expects to recognize approximately 9%, 33%, 22% and 36% of this revenue in the remainder of 2018, 2019, 2020 and thereafter, respectively.
Ticketing
Ticketing revenue for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Total Ticketing Revenue	$368,312	$340,273	$1,091,880	$964,292
Percentage of consolidated revenue	9.6%	9.9%	13.3%	13.1%
Ticket fee revenue is generated from convenience and order processing fees, or service charges, charged at the time a ticket for an event is sold in either the primary or secondary markets. The Ticketing segment is primarily an agency business that sells tickets for events on behalf of its clients, which include venues, concert promoters, professional sports franchises and leagues, college sports teams, theater producers and museums. The Ticketing segment is acting as an agent on behalf of its clients and records revenue arising from convenience and order processing fees, regardless of whether these fees are related to tickets sold in the primary or secondary market, and regardless of whether these fees are associated with the Company’s concert events or third-party clients’ concert events. The Ticketing segment does not record the face value of the tickets as revenue. Ticket fee revenue is recognized when the ticket is sold for third-party clients and secondary market sales, as the Company has no further obligation to its client’s customers following the sale of the ticket. For the Company’s concert events, where its concert promoters control ticketing, ticket fee revenue is recognized when the event occurs because the Company also has the obligation to deliver the event to the fan. The delivery of the ticket to the fan is not considered a distinct performance obligation for the Company’s concert events because the fan cannot receive the benefits of the ticket unless the Company also fulfills its obligation to deliver the event. The majority of ticket fee revenue is collected within the month of the ticket sale. Revenue received from the sale of tickets in advance of the Company’s concert events is recorded as deferred revenue.
Ticketing contract advances, which can be either recoupable or non-recoupable, represent amounts paid in advance to the Company’s clients pursuant to ticketing agreements and are reflected in prepaid expenses or in other long-term assets if the amount is expected to be recouped or recognized over a period of more than twelve months. Recoupable ticketing contract advances are generally recoupable against future royalties earned by the clients, based on the contract terms, over the life of the contract. Royalties are typically earned by the client when tickets are sold. Royalties paid to clients are recorded as a reduction to revenue when the tickets are sold and the corresponding service charge revenue is recognized. Non-recoupable ticketing contract advances, excluding those amounts paid to support clients’ advertising costs, are fixed additional incentives occasionally paid by the Company to certain clients to secure the contract and are normally amortized over the life of the contract on a straight-line basis as a reduction to revenue. At September 30, 2018 and December 31, 2017, the Company had ticketing contract advances of $77.2 million and $76.0 million, respectively, in prepaid expenses and $71.2 million and $78.6 million, respectively, in other long-term assets. The Company amortized $19.6 million and $20.1 million for the three months ended September 30, 2018 and 2017, respectively, and $55.9 million and $54.9 million for the nine months ended September 30, 2018 and 2017, respectively, related to non-recoupable ticketing contract advances.
Deferred Revenue
The majority of the Company’s deferred revenue is classified as current and is shown as a separate line item on the consolidated balance sheets. Deferred revenue that is not expected to be recognized within the next twelve months is classified as long-term and reflected in other long-term liabilities on the consolidated balance sheets. The Company had current deferred revenue of $925.2 million and $805.0 million at December 31, 2017 and 2016, respectively. The table below summarizes the amount of deferred revenue recognized during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Concerts	$166,381	$163,958	$809,930	$705,675
Sponsorship & Advertising	3,062	1,307	20,350	16,466
Ticketing	7,820	3,823	39,559	28,922
Other & Corporate	200	52	1,591	743
	$177,463	$169,140	$871,430	$751,806
NOTE 9—SEGMENT DATA
The Company’s reportable segments are Concerts, Sponsorship & Advertising and Ticketing. The Concerts segment involves the promotion of live music events globally in the Company’s owned or operated venues and in rented third-party venues, the production of music festivals, the operation and management of music venues, the creation of associated content and the provision of management and other services to artists. The Sponsorship & Advertising segment manages the development of strategic sponsorship programs in addition to the sale of international, national and local sponsorships and the placement of advertising such as signage, promotional programs, rich media offerings, including advertising associated with live streaming and music-related original content, and ads across the Company’s distribution network of venues, events and websites. The Ticketing segment involves the management of the Company’s global ticketing operations, including providing ticketing software and services to clients, and consumers with a marketplace, both online and mobile, for tickets and event information, and is responsible for the Company’s primary ticketing website, www.ticketmaster.com.
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

The following table presents the results of operations for the Company’s reportable segments for the three and nine months ended September 30, 2018 and 2017:

	Concerts	Sponsorship & Advertising	Ticketing	Other	Corporate	Eliminations	Consolidated
	(in thousands)
Three Months Ended September 30, 2018
Revenue	$3,297,257	$171,178	$368,312	$932	$—	$(2,433)	$3,835,246
Direct operating expenses	2,767,949	23,191	133,050	2,599	—	(2,433)	2,924,356
Selling, general and administrative expenses	343,250	25,325	151,064	5,015	—	—	524,654
Depreciation and amortization	54,404	8,871	34,677	212	1,442	—	99,606
Loss (gain) on disposal of operating assets	10,317	—	2	—	(1)	—	10,318
Corporate expenses	—	—	—	—	42,093	—	42,093
Operating income (loss)	$121,337	$113,791	$49,519	$(6,894)	$(43,534)	$—	$234,219
Intersegment revenue	$268	$—	$2,165	$—	$—	$(2,433)	$—
Three Months Ended September 30, 2017
Revenue	$2,939,387	$157,981	$340,273	$6,545	$—	$(3,878)	$3,440,308
Direct operating expenses	2,497,234	23,371	112,737	4,477	—	(3,879)	2,633,940
Selling, general and administrative expenses	305,494	21,320	144,622	4,428	—	—	475,864
Depreciation and amortization	52,344	6,601	28,805	115	1,362	1	89,228
Loss (gain) on disposal of operating assets	(21)	—	58	—	—	—	37
Corporate expenses	—	—	—	—	39,892	—	39,892
Operating income (loss)	$84,336	$106,689	$54,051	$(2,475)	$(41,254)	$—	$201,347
Intersegment revenue	$592	$—	$3,286	$—	$—	$(3,878)	$—

	Concerts	Sponsorship & Advertising	Ticketing	Other	Corporate	Eliminations	Consolidated
	(in thousands)
Nine Months Ended September 30, 2018
Revenue	$6,716,914	$385,674	$1,091,880	$2,886	$—	$(11,409)	$8,185,945
Direct operating expenses	5,554,368	68,142	377,121	3,325	—	(11,409)	5,991,547
Selling, general and administrative expenses	906,360	68,534	447,997	12,812	—	—	1,435,703
Depreciation and amortization	146,458	23,613	103,299	599	3,293	—	277,262
Loss (gain) on disposal of operating assets	10,452	—	13	—	(1)	—	10,464
Corporate expenses	—	—	—	—	108,055	—	108,055
Operating income (loss)	$99,276	$225,385	$163,450	$(13,850)	$(111,347)	$—	$362,914
Intersegment revenue	$268	$—	$11,141	$—	$—	$(11,409)	$—
Capital expenditures	$88,338	$4,241	$71,336	$149	$8,839	$—	$172,903
Nine Months Ended September 30, 2017
Revenue	$6,052,515	$346,532	$964,292	$13,259	$—	$(9,826)	$7,366,772
Direct operating expenses	5,057,567	60,516	317,656	5,759	—	(9,826)	5,431,672
Selling, general and administrative expenses	804,562	62,989	411,336	14,670	—	—	1,293,557
Depreciation and amortization	144,917	19,512	82,907	327	3,262	—	250,925
Loss (gain) on disposal of operating assets	(609)	—	65	—	37	—	(507)
Corporate expenses	—	—	—	—	97,711	—	97,711
Operating income (loss)	$46,078	$203,515	$152,328	$(7,497)	$(101,010)	$—	$293,414
Intersegment revenue	$693	$—	$9,133	$—	$—	$(9,826)	$—
Capital expenditures	$83,612	$4,753	$69,667	$66	$26,195	$—	$184,293

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
Executive Overview
In the third quarter of 2018, our total revenue increased by $395 million, or 11%, on a reported basis as compared to last year, or $422 million, a 12% increase, without the impact of changes in foreign exchange rates. The revenue increase was largely driven by growth in our Concerts segment from an increase in the number of events and fans attending these events, which also drove our highest quarterly concert attendance ever. All three of our segments reported revenue growth in the quarter which improved our operating income by 16% as compared to the third quarter of 2017.
For the first nine months of 2018, our total revenue grew $819 million, or 11%, on a reported basis as compared to last year, or $757 million, a 10% increase, without the impact of changes in foreign exchange rates. Our three segments each delivered strong revenue increases in the first nine months of the year, underscoring the continued success of our strategic initiatives and the underlying health of the live event and ticketing businesses. As the leading global live event and ticketing company, we believe that we are well-positioned to provide the best service to artists, teams, fans and venues and therefore drive growth across all our businesses, and that by leveraging our leadership position in the entertainment industry to reach fans through the live concert experience, we will sell more tickets and grow our sponsorship revenue.
Our Concerts segment revenue for the quarter increased by $358 million, or 12%, on a reported basis as compared to last year, or $380 million, a 13% increase, without the impact of changes in foreign exchange rates. This increase was largely due to increased amphitheater show count and attendance in North America and growth in arena activity globally. Our amphitheater onsite initiatives increased our ancillary spend per fan year-over-year by 12% through optimizing our points of sale, pricing and product mix. Global festival attendance was also up in the third quarter with successful events including Lollapalooza in Chicago, Music Midtown in Atlanta, both Reading and Leeds in the United Kingdom, and Rock Werchter in Belgium. Overall, attendance at our shows increased by 12% in the third quarter of 2018 as compared to last year. Our Concerts segment operating results for the quarter exceeded last year and this was again largely driven by the high volume of arena and amphitheater activity as well as our revenue growth initiatives.
For the first nine months of 2018, our Concerts segment was the largest contributor to our overall revenue growth, with an increase of $664 million, or 11%, on a reported basis as compared to last year, or $613 million, a 10% increase, without the impact of changes in foreign exchange rates. As in the third quarter, this higher revenue was largely due to an increase in amphitheater activity in North America and the number of arena shows in both North America and Europe. For the first nine months of the year, our attendance has grown by over 5 million fans, an 8% increase compared to the first nine months of 2017.

Concerts operating income for the first nine months of the year also improved due to the higher amphitheater and arena activity as well as our ticket pricing and onsite initiatives. We will continue to look for expansion opportunities, both domestically and internationally, as well as ways to market our events more effectively, in order to further expand our fan base and geographic reach and to sell more tickets and advertising.
Our Sponsorship & Advertising segment revenue for the quarter was up $13 million, or 8%, on a reported basis as compared to last year, or $14 million, a 9% increase, without the impact of changes in foreign exchange rates. Higher revenue resulted from new clients, increased festival sponsorships and growth in our North America online business, which also improved our operating income.
For the first nine months of 2018, Sponsorship & Advertising revenue was up $39 million, or 11%, on a reported basis as compared to last year, or $36 million, a 10% increase, without the impact of changes in foreign exchange rates. Through the end of the third quarter, we have seen an increase in the number of our strategic sponsors and the revenue for these partners has also grown by double digits. This year, we have continued to introduce new venue products such as social moments installations and viewing decks and we have also grown revenue in certain sales categories including financial services, travel and entertainment and information technology, broadening our client base and opportunities for growth. We believe that our extensive onsite and online reach, global venue distribution network, artist relationships and ticketing operations are key to securing long-term sponsorship agreements with major brands, and we plan to expand these assets while extending further into new markets internationally.
Our Ticketing segment revenue for the third quarter increased by $28 million, or 8%, on a reported basis as compared to last year, or $32 million, a 9% increase, without the impact of changes in foreign exchange rates. Our fee-bearing ticket sales were up 7% in the quarter with strong growth coming from North America concert ticket sales.
For the first nine months of 2018, Ticketing revenue was up $128 million, or 13%, on a reported basis as compared to last year, or $121 million, a 13% increase, without the impact of changes in foreign exchange rates. We have sold 155 million fee-bearing tickets worldwide for the first nine months, a 5% increase over last year. We continue to see strong growth in our mobile ticket sales with mobile now representing 41% of our total ticket sales. More fans have installed the Ticketmaster app, bringing us to over 50 million fans worldwide, creating additional marketing opportunities for our company and driving conversion from search to purchase. We will continue to implement new features to drive further expansion of mobile ticket transactions and invest in initiatives aimed at improving the ticket search, purchase and transfer process which we expect will attract more ticket buyers and enhance the overall fan and venue client experience.
We are optimistic about the long-term potential of our company and are focused on the key elements of our business model: expand our concert platform, sell more tickets for our Ticketmaster clients, grow our sponsorship and online revenue, and drive scale and scope efficiencies and effectiveness.
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
Sponsorship & Advertising
Our Sponsorship & Advertising segment employs a sales force that creates and maintains relationships with sponsors through a combination of strategic, international, national and local opportunities that allow businesses to reach customers through our concerts, venue, relationship and ticketing assets, including advertising on our websites. We drive increased advertising scale to further monetize our concerts platform through rich media offerings including advertising associated with live streaming and music-related original content. We work with our corporate clients to help create marketing programs that support their business goals and connect their brands directly with fans and artists. We also develop, book and produce custom events or programs for our clients’ specific brands which are typically experienced exclusively by the clients’ consumers. These custom events can involve live music events with talent and media, using both online and traditional outlets. We typically experience higher revenue in the second and third quarters, as a large portion of sponsorships are associated with shows at our outdoor amphitheaters and festivals, which primarily occur from May through October.
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
To judge the health of our Ticketing segment, we primarily review GTV and the number of tickets sold through our ticketing operations, the number of clients renewed or added and the average royalty rate paid to clients who use our ticketing services. In addition, we review the number of visits to our websites, cost of customer acquisition, the purchase conversion rate, the overall number of customers in our database, the number and percentage of tickets sold via mobile and the number of app installs. For business that is conducted in foreign markets, we also compare the operating results from our foreign operations to prior periods without the impact of changes in foreign exchange rates.

Key Operating Metrics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands except estimated events)
Concerts (1)
Events:
North America	5,922	5,267	17,041	14,197
International	1,808	1,491	6,950	6,242
Total estimated events	7,730	6,758	23,991	20,439
Fans:
North America	24,184	21,570	47,090	42,670
International	9,127	8,142	23,719	22,719
Total estimated fans	33,311	29,712	70,809	65,389
Ticketing (2)
Fee-bearing tickets	53,458	50,093	154,627	147,200
Non-fee-bearing tickets	59,112	60,814	174,132	179,565
Total estimated tickets	112,570	110,907	328,759	326,765
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

The following table sets forth the reconciliation of AOI to operating income (loss):

	Operating income (loss)	Stock- based compensation expense	Loss (gain) on disposal of operating assets	Depreciation and amortization	Amortization of non-recoupable ticketing contract advances	Acquisition expenses	AOI
	(in thousands)
Three Months Ended September 30, 2018
Concerts	$121,337	$3,166	$10,317	$54,404	$—	$11,100	$200,324
Sponsorship & Advertising	113,791	472	—	8,871	—	—	123,134
Ticketing	49,519	1,261	2	34,677	20,793	265	106,517
Other and Eliminations	(6,894)	—	—	212	(1,184)	—	(7,866)
Corporate	(43,534)	6,470	(1)	1,442	—	3	(35,620)
Total	$234,219	$11,369	$10,318	$99,606	$19,609	$11,368	$386,489
Three Months Ended September 30, 2017
Concerts	$84,336	$1,886	$(21)	$52,344	$—	$15,755	$154,300
Sponsorship & Advertising	106,689	346	—	6,601	—	—	113,636
Ticketing	54,051	1,068	58	28,805	21,513	274	105,769
Other and Eliminations	(2,475)	—	—	116	(1,389)	—	(3,748)
Corporate	(41,254)	4,520	—	1,362	—	(72)	(35,444)
Total	$201,347	$7,820	$37	$89,228	$20,124	$15,957	$334,513
Nine Months Ended September 30, 2018
Concerts	$99,276	$9,049	$10,452	$146,458	$—	$18,973	$284,208
Sponsorship & Advertising	225,385	1,180	—	23,613	—	—	250,178
Ticketing	163,450	3,534	13	103,299	59,340	737	330,373
Other and Eliminations	(13,850)	—	—	599	(3,447)	—	(16,698)
Corporate	(111,347)	20,552	(1)	3,293	—	3	(87,500)
Total	$362,914	$34,315	$10,464	$277,262	$55,893	$19,713	$760,561
Nine Months Ended September 30, 2017
Concerts	$46,078	$6,620	$(609)	$144,917	$—	$23,583	$220,589
Sponsorship & Advertising	203,515	1,028	—	19,512	—	—	224,055
Ticketing	152,328	3,057	65	82,907	57,974	1,782	298,113
Other and Eliminations	(7,497)	—	—	327	(3,082)	—	(10,252)
Corporate	(101,010)	13,216	37	3,262	—	(47)	(84,542)
Total	$293,414	$23,921	$(507)	$250,925	$54,892	$25,318	$647,963
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

Segment Operating Results
Concerts
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2018	2017		2018	2017
	(in thousands)			(in thousands)
Revenue	$3,297,257	$2,939,387	12%	$6,716,914	$6,052,515	11%
Direct operating expenses	2,767,949	2,497,234	11%	5,554,368	5,057,567	10%
Selling, general and administrative expenses	343,250	305,494	12%	906,360	804,562	13%
Depreciation and amortization	54,404	52,344	4%	146,458	144,917	1%
Loss (gain) on disposal of operating assets	10,317	(21)	*	10,452	(609)	*
Operating income	$121,337	$84,336	44%	$99,276	$46,078	*
Operating margin	3.7%	2.9%		1.5%	0.8%
AOI**	$200,324	$154,300	30%	$284,208	$220,589	29%
AOI margin**	6.1%	5.2%		4.2%	3.6%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for definition and reconciliation of AOI and AOI margin.
Three Months
Revenue
Concerts revenue increased $357.9 million during the three months ended September 30, 2018 as compared to the same period of the prior year. Excluding the decrease of $22.5 million related to currency impacts, revenue increased $380.4 million, or 13%, primarily due to increased arena and festival activity globally, higher activity in our North America amphitheaters, including increased ancillary revenue per fan, and higher average ticket prices and more shows in our North America theaters and clubs. These increases were partially offset by fewer international stadium shows globally. Concerts had incremental revenue of $93.9 million from the acquisitions of concerts and festival promotion businesses.
Operating results
The increased operating income for Concerts for the three months ended September 30, 2018 was primarily driven by improved overall operating results at our events partially offset by higher compensation costs associated with increased headcount. Included in selling, general and administrative expenses for the three months ended September 30, 2018 is $9.8 million of expenses related to new acquisitions and new venues in the Concerts segment.
Nine Months
Revenue
Concerts revenue increased $664.4 million during the nine months ended September 30, 2018 as compared to the same period of the prior year. Excluding the increase of $51.6 million related to currency impacts, revenue increased $612.8 million, or 10%, primarily due to increased arena and festival activity globally, higher activity in our North America amphitheaters, including increased ancillary revenue per fan, and more shows and higher average ticket prices in our North America theaters and clubs. These increases were partially offset by fewer international stadium shows globally. Concerts had incremental revenue of $197.9 million from the acquisitions of concerts and festival promotion businesses.
Operating results
The increased operating income for Concerts for the nine months ended September 30, 2018 was primarily driven by strong overall operating results from our events discussed above partially offset by higher compensation costs associated with salary increases and headcount growth. Included in selling, general and administrative expenses for the nine months ended September 30, 2018 is $29.3 million of expenses related to new acquisitions and new venues in the Concerts segment.

Sponsorship & Advertising
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2018	2017		2018	2017
	(in thousands)			(in thousands)
Revenue	$171,178	$157,981	8%	$385,674	$346,532	11%
Direct operating expenses	23,191	23,371	(1)%	68,142	60,516	13%
Selling, general and administrative expenses	25,325	21,320	19%	68,534	62,989	9%
Depreciation and amortization	8,871	6,601	34%	23,613	19,512	21%
Operating income	$113,791	$106,689	7%	$225,385	$203,515	11%
Operating margin	66.5%	67.5%		58.4%	58.7%
AOI**	$123,134	$113,636	8%	$250,178	$224,055	12%
AOI margin**	71.9%	71.9%		64.9%	64.7%
_______

**	See “—Non-GAAP Measures” above for definition and reconciliation of AOI and AOI margin.
Three Months
Revenue
Sponsorship & Advertising revenue increased $13.2 million during the three months ended September 30, 2018 as compared to the same period of the prior year. Excluding the decrease of $1.2 million related to currency impacts, revenue increased $14.4 million, or 9%, primarily due to new sponsorship programs along with higher online advertising in North America and increased sales for our international festivals.
Operating results
The increase in Sponsorship & Advertising operating income for the three months ended September 30, 2018 was primarily driven by the increase in sponsorship programs, online advertising and festival activity discussed above along with lower fulfillment costs.
Nine Months
Revenue
Sponsorship & Advertising revenue increased $39.1 million during the nine months ended September 30, 2018 as compared to the same period of the prior year. Excluding the increase of $3.4 million related to currency impacts, revenue increased $35.7 million, or 10%, primarily due to higher online advertising and sales for our festivals globally along with new sponsorship programs in North America.
Operating results
The increase in Sponsorship & Advertising operating income for the nine months ended September 30, 2018 was primarily driven by the higher festival and online advertising along with the increase in new sponsorship programs in North America partially offset by higher fulfillment costs of certain festivals and sponsorship programs.

Ticketing
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2018	2017		2018	2017
		(as adjusted)			(as adjusted)
	(in thousands)			(in thousands)
Revenue	$368,312	$340,273	8%	$1,091,880	$964,292	13%
Direct operating expenses	133,050	112,737	18%	377,121	317,656	19%
Selling, general and administrative expenses	151,064	144,622	4%	447,997	411,336	9%
Depreciation and amortization	34,677	28,805	20%	103,299	82,907	25%
Loss on disposal of operating assets	2	58	*	13	65	*
Operating income	$49,519	$54,051	(8)%	$163,450	$152,328	7%
Operating margin	13.4%	15.9%		15.0%	15.8%
AOI**	$106,517	$105,769	1%	$330,373	$298,113	11%
AOI margin**	28.9%	31.1%		30.3%	30.9%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for definition and reconciliation of AOI and AOI margin.
Three Months
Revenue
Ticketing revenue increased $28.0 million during the three months ended September 30, 2018 as compared to the same period of the prior year. Excluding the decrease of $3.8 million related to currency impacts, revenue increased $31.8 million, or 9%, primarily due to increased North America ticket fees driven by higher volume for concert events.
Operating results
The slight decrease in Ticketing operating income for the three months ended September 30, 2018 was primarily due to higher credit card related costs, increased compensation costs associated with headcount growth and annual salary increases along with higher professional services costs partially offset by increased revenue from higher ticket sales.
Nine Months
Revenue
Ticketing revenue increased $127.6 million during the nine months ended September 30, 2018 as compared to the same period of the prior year. Excluding the increase of $7.0 million related to currency impacts, revenue increased $120.6 million, or 13%, primarily due to increased North America ticket volume and higher associated ticket fees driven by concert events and increased ancillary revenue.
Operating results
The increase in Ticketing operating income for the nine months ended September 30, 2018 was primarily due to increased operating results from higher ticket sales along with increased ancillary revenue partially offset by higher credit card related costs, increased compensation costs driven by higher headcount and increased depreciation expense associated with technology enhancements.

Consolidated Results of Operations
Three Months

	Three Months Ended September 30,				% Change
	2018			2017
	As Reported	Currency Impacts	At Constant Currency**	As Adjusted	As Reported	At Constant Currency**
	(in thousands)
Revenue	$3,835,246	$27,476	$3,862,722	$3,440,308	11%	12%
Operating expenses:
Direct operating expenses	2,924,356	20,283	2,944,639	2,633,940	11%	12%
Selling, general and administrative expenses	524,654	3,500	528,154	475,864	10%	11%
Depreciation and amortization	99,606	551	100,157	89,228	12%	12%
Loss on disposal of operating assets	10,318	(28)	10,290	37	*	*
Corporate expenses	42,093	—	42,093	39,892	6%	6%
Operating income	234,219	$3,170	$237,389	201,347	16%	18%
Operating margin	6.1%		6.1%	5.9%
Interest expense	35,993			26,627
Interest income	(2,260)			(1,471)
Equity in losses (earnings) of nonconsolidated affiliates	(4)			816
Other expense, net	262			920
Income before income taxes	200,228			174,455
Income tax expense	17,031			25,685
Net income	183,197			148,770
Net income attributable to noncontrolling interests	10,514			12,377
Net income attributable to common stockholders of Live Nation	$172,683			$136,393
_______________

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for definition of constant currency.
Interest expense
Interest expense increased $9.4 million, or 35%, during the three months ended September 30, 2018 as compared to the same period of the prior year primarily due to additional interest costs from the 5.625% senior notes and the 2.5% convertible senior notes due 2023 issued in March 2018.

Nine Months

	Nine Months Ended September 30,				% Change
	2018			2017
	As Reported	Currency Impacts	At Constant Currency**	As Adjusted	As Reported	At Constant Currency**
	(in thousands)
Revenue	$8,185,945	$(62,029)	$8,123,916	$7,366,772	11%	10%
Operating expenses:
Direct operating expenses	5,991,547	(43,301)	5,948,246	5,431,672	10%	10%
Selling, general and administrative expenses	1,435,703	(17,768)	1,417,935	1,293,557	11%	10%
Depreciation and amortization	277,262	(3,107)	274,155	250,925	10%	9%
Loss (gain) on disposal of operating assets	10,464	(25)	10,439	(507)	*	*
Corporate expenses	108,055	(40)	108,015	97,711	11%	11%
Operating income	362,914	$2,212	$365,126	293,414	24%	24%
Operating margin	4.4%		4.5%	4.0%
Interest expense	101,726			79,515
Loss on extinguishment of debt	2,470			1,049
Interest income	(6,148)			(3,447)
Equity in earnings of nonconsolidated affiliates	(3,406)			(2,060)
Other expense (income), net	7,033			(5,388)
Income before income taxes	261,239			223,745
Income tax expense	35,714			42,190
Net income	225,525			181,555
Net income (loss) attributable to noncontrolling interests	17,389			(3,323)
Net income attributable to common stockholders of Live Nation	$208,136			$184,878
_______________

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for definition of constant currency.
Corporate expenses
Corporate expenses increased $10.3 million, or 11%, during the nine months ended September 30, 2018 as compared to the same period of the prior year primarily due to higher compensation costs associated with the issuance of deferred stock awards in December 2017.
Interest expense
Interest expense increased $22.2 million, or 28%, during the nine months ended September 30, 2018 as compared to the same period of the prior year primarily due to additional interest costs from the 5.625% senior notes and the 2.5% convertible senior notes due 2023 issued in March 2018.
Other expense (income), net
Other expense (income), net includes the impact of net foreign exchange rate losses of $9.0 million and net foreign exchange rate gains of $7.3 million for the nine months ended September 30, 2018 and 2017, respectively, primarily from the revaluation of certain foreign currency denominated net assets held internationally.

Net income (loss) attributable to noncontrolling interests
Net income attributable to noncontrolling interests increased $20.7 million during the nine months ended September 30, 2018 as compared to the same period of the prior year, to income of $17.4 million primarily related to acquisitions of controlling interests in and improved operating results from certain festival promotion businesses located in the United States and the United Kingdom.
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
Our balance sheet reflects cash and cash equivalents of $1.9 billion at September 30, 2018 and $1.8 billion at December 31, 2017. Included in the September 30, 2018 and December 31, 2017 cash and cash equivalents balances are $733.7 million and $769.4 million, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges, which we refer to as client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to clients on a regular basis. Our foreign subsidiaries held approximately $643.5 million in cash and cash equivalents, excluding client cash, at September 30, 2018. We generally do not intend to repatriate these funds, but if we did, we would need to accrue and pay United States state income taxes as well as any applicable foreign withholding or transaction taxes on future repatriations. We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is 90 days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects total net debt of $2.8 billion and $2.3 billion at September 30, 2018 and December 31, 2017, respectively. Our weighted-average cost of debt, excluding unamortized debt discounts and debt issuance costs on our term loans and notes, was 4.1% at September 30, 2018.
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
Sources of Cash
Senior Secured Credit Facility
In March 2018, we amended our term loan B under the senior secured credit facility to reduce the applicable interest rate. At September 30, 2018, our senior secured credit facility consists of (i) a $190 million term loan A facility, (ii) a $970 million term loan B facility and (iii) a $365 million revolving credit facility. Subject to certain conditions, we have the right to increase the facility by an amount equal to the sum of $625 million and the aggregate principal amount of voluntary prepayments of the term B loans and permanent reductions of the revolving credit facility commitments, in each case, other than from proceeds of long-term indebtedness, and additional amounts so long as the senior secured leverage ratio calculated on a pro-forma basis (as defined in the agreement) is no greater than 3.25x. The revolving credit facility provides for borrowing up to the amount of the facility with sublimits of up to (i) $150 million for the issuance of letters of credit, (ii) $50 million for swingline loans, (iii) $200 million for borrowings in Euros and British Pounds and (iv) $50 million for borrowings in one or more other approved currencies. The senior secured credit facility is secured by (i) a first priority lien on substantially all of our tangible and intangible personal property of our domestic subsidiaries that are guarantors and (ii) a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of our direct and indirect domestic subsidiaries and 65% of each class of capital stock of any first-tier foreign subsidiaries, subject to certain exceptions.
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
5.625% Senior Notes
In March 2018, we issued $300 million principal amount of 5.625% senior notes due 2026. Interest on the notes is payable semiannually in cash in arrears on March 15 and September 15 and the notes will mature on March 15, 2026. We may redeem some or all of the notes at any time prior to March 15, 2021 at a price equal to 100% of the principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium. We may redeem up to 35% of the aggregate principal amount of the notes from proceeds of certain equity offerings prior to March 15, 2021, at a price equal to 105.625% of the aggregate principal amount being redeemed, plus any accrued and unpaid interest thereon to the date of redemption. In addition, on or after March 15, 2021, we may redeem some or all of the notes at any time at redemption prices that start at 104.219% of their principal amount, plus any accrued and unpaid interest to the date of redemption. We must make an offer to redeem the notes at 101% of their aggregate principal amount, plus any accrued and unpaid interest to the repurchase date, if we experience certain defined changes of control.
2.5% Convertible Senior Notes Due 2023
In March 2018, we issued $550 million principal amount of 2.5% senior notes due 2023. The notes pay interest semiannually in arrears on March 15 and September 15 at a rate of 2.5% per annum. The notes will mature on March 15, 2023, and may not be redeemed by the Company prior to the maturity date. The notes will be convertible, under certain circumstances, until December 15, 2022, and on or after such date without condition, at an initial conversion rate of 14.7005 shares of our common stock per $1,000 principal amount of notes, subject to adjustment, which represents a 54.4% conversion premium based on the last reported sale price of our common stock of $44.05 on March 19, 2018. Upon conversion, the notes may be settled in shares of common stock or, at our election, cash or a combination of cash and shares of common stock. Assuming we fully settled the notes in shares, the maximum number of shares that could be issued to satisfy the conversion is currently 8.1 million.
If we experience a fundamental change, as defined in the indenture governing the notes, the holders of the notes may require the Company to purchase for cash all or a portion of their notes, subject to specified exceptions, at a price equal to

100% of the principal amount of the notes plus any accrued and unpaid interest.
Extinguishment of Debt
In the March 2018 refinancing noted above, we received total proceeds of $850.0 million from the notes which were used to repay $246.3 million of the outstanding principal amount of our 2.5% convertible senior notes due 2019 and to pay the related repurchase premium of $90.4 million on these notes along with accrued interest and fees of $20.8 million, leaving $492.5 million in additional cash available for the redemption of the remaining outstanding principal of the 2.5% convertible senior notes due 2019 and for general corporate purposes. We recorded a $2.5 million loss on extinguishment of debt related to this refinancing.
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
As of September 30, 2018, we believe we were in compliance with all of our debt covenants. We expect to remain in compliance with all of our debt covenants throughout 2018.
Uses of Cash
Acquisitions
When we make acquisitions, the acquired entity may have cash on its balance sheet at the time of acquisition. All amounts related to the use of cash for acquisitions discussed in this section are presented net of any cash acquired. During the nine months ended September 30, 2018, we used $98.3 million of cash primarily for the payment of contingent consideration related to an acquisition in Europe that occurred prior to the current accounting guidance for business combinations along with the acquisitions of controlling interests in various concert promotion and artist management businesses that are all located in the United States. As of the date of acquisition, the acquired businesses had a total of $18.3 million of cash on their balance sheets, primarily related to deferred revenue for future events.
During the nine months ended September 30, 2017, we used $18.8 million of cash primarily for the acquisitions of a concert promotion business located in Italy and a ticketing business with locations in the Czech Republic and Poland. As of the date of acquisition, the acquired businesses had a total of $8.9 million of cash on their balance sheets, primarily related to deferred revenue for future events.

Purchases and Sales of Noncontrolling Interests, net
During the nine months ended September 30, 2018, we used $153.0 million of cash primarily for the final payment due in connection with the 2017 acquisition of the remaining interests in a concert and festival promotion business located in the United States.
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
Our capital expenditures, including accruals for amounts incurred but not yet paid for, but net of expenditures funded by outside parties such as landlords or replacements funded by insurance proceeds, consisted of the following:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Maintenance capital expenditures	$80,025	$82,594
Revenue generating capital expenditures	88,712	89,398
Total capital expenditures	$168,737	$171,992
We currently expect capital expenditures to be approximately $250 million for the full year of 2018.
Contractual Obligations and Commitments
During 2018, we have entered into new, or we have exercised options to extend existing, long-term operating leases for office space and venues. These new or extended non-cancelable lease agreements have added future minimum rental commitments of approximately $5.8 million for the remainder of 2018, $29.6 million for 2019, $29.7 million for 2020, $32.0 million for 2021, $33.3 million for 2022 and $325.0 million thereafter.
During 2018, we have entered into new, or we have renewed existing, long-term non-cancelable contracts with various artists and ticketing clients. These new or renewed non-cancelable contracts have added future minimum commitments of approximately $34.1 million for the remainder of 2018, $315.3 million for 2019, $131.2 million for 2020, $209.4 million for 2021, $157.8 million for 2022 and $68.9 million thereafter.
Cash Flows

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Cash provided by (used in):
Operating activities	$255,576	$418,234
Investing activities	$(378,856)	$(235,499)
Financing activities	$268,126	$(25,663)
Operating Activities
Cash provided by operating activities decreased $162.7 million for the nine months ended September 30, 2018 as compared to the same period of the prior year. During the first nine months of 2018, our accounts receivables increased more while accounts payable and accrued liabilities increased less as compared to the same period of the prior year, based on timing of payments. Our prepaid expenses increased more due to higher event-related costs, while our deferred revenue decreased, partially offset by higher cash-related net income.

Investing Activities
Cash used in investing activities increased $143.4 million for the nine months ended September 30, 2018 as compared to the same period of the prior year primarily due to higher acquisition payments, including purchases of intangible assets, and increased net notes receivable advances. See “—Uses of Cash” above for further discussion.
Financing Activities
Cash provided by financing activities increased $293.8 million for the nine months ended September 30, 2018 as compared to the same period of the prior year primarily due to net proceeds from the refinancing of debt in March 2018 partially offset by an increase in purchases of noncontrolling interests. See “—Sources of Cash” above for further discussion.
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
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. Our foreign subsidiaries also carry certain net assets or liabilities that are denominated in a currency other than that subsidiary’s functional currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not have significant operations in any hyper-inflationary countries. Our foreign operations reported operating income of $140.3 million for the nine months ended September 30, 2018. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the nine months ended September 30, 2018 by $14.0 million. As of September 30, 2018, our primary foreign exchange exposure included the Euro, British Pound, Australian Dollar and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities. In addition, the reported carrying value of our assets and liabilities, including the total cash and cash equivalents held by our foreign operations, will also be affected by changes in foreign currency exchange rates.
We primarily use forward currency contracts, in addition to options, to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. We also may enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At September 30, 2018, we had forward currency contracts outstanding with a notional amount of $70.5 million.
Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $2.9 billion of total debt, excluding debt discounts and issuance costs, outstanding as of September 30, 2018, of which $1.7 billion was fixed-rate debt and $1.2 billion was floating-rate debt.
Based on the amount of our floating-rate debt as of September 30, 2018, each 25-basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $2.9 million when the floor rate is not applicable. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of September 30, 2018 with no subsequent change in rates for the remainder of the period.

Ratio of Earnings to Fixed Charges
The ratio of earnings to fixed charges is as follows:

Nine months ended September 30,		Year Ended December 31,
2018	2017	2017	2016	2015	2014
2.56	2.63	*	1.38	1.03	*

*	For the years ended December 31, 2017 and 2014, fixed charges exceeded earnings before income taxes and fixed charges by $10.5 million and $104.0 million, respectively.
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
There have been no changes to our critical accounting policies during the nine months ended September 30, 2018.

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
Based on their evaluation as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 1, 2018.

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